Form 10-K405
CLEAR CHANNEL COMMUNICATIONS INC
filed 1995-03-30
CIK 739708

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549
               ----------------------------------

                            FORM 10-K
        [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
          ---------------------------------------------
           For the fiscal year ended December 31, 1994
                  Commission file number 1-9645

               CLEAR CHANNEL COMMUNICATIONS, INC.
     (Exact name of registrant as specified in its charter)

          Texas                              74-1787539
(State of Incorporation)       (I.R.S. Employer Identification No.)

 200 Concord Plaza, Suite 600
       San Antonio, Texas                                78216
(Address of Principal Executive Offices)               (Zip Code)

Registrant's Telephone Number, Including Area Code:  (210) 822-2828
                     _____________________________________
Securities Registered Pursuant to Section 12(b) of the Act:

  Title of each class          Name of Exchange on which registered
Common Stock $.10 par value          New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:
                                      None
                     _____________________________________
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __x__ No _____
                     _____________________________________
       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

                     _____________________________________
     As of March 1, 1995, 17,263,064 shares of Clear Channel Communications, Inc. Common Stock were outstanding including 6,298 held in treasury, and the aggregate market value (based upon the last reported sale price on the New York Stock Exchange on February 28, 1994) of the shares of Common Stock held by non-affiliates was approximately $576,978,000. (For purposes of calculating the preceding amount only, all directors and executive officers of the registrant are assumed to be affiliates.)
                     _____________________________________
                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the following documents are incorporated by reference in the Parts of this report indicated below:

     Items 5, 6, 7 and 8 of Part II and portions of Item 14 of Part IV -- Clear Channel Communications, Inc.'s 1994 Annual Report to
Shareholders. ("Annual Report")

     Portions of Items 10, 11, 12 and 13 of Part III -- Definitive Proxy Statement of Clear Channel Communications, Inc. relating to its 1995 Annual Meeting of Shareholders to be held on April 20, 1995.

                             Part I

Item 1. Business

     Clear Channel Communications, Inc. ("the Company") was incorporated under the laws of the State of Texas in 1974 as the successor to a radio broadcasting company which began operations in 1972. The Company is a diversified broadcasting company which at year end owned and operated 33 radio and nine television stations for which it is the licensee. In addition, the Company operates seven radio and four television stations under time sales, time brokerage or local marketing agreements. All of these properties are located in 21 different markets in 15 states.
     At December 31, 1994, the Company owned the licenses to 14 AM and 19 FM radio stations located principally in the South, Southwest and in the Northeast. These radio stations employ a wide variety of programming formats, such as News/Talk/Sports, Country, Adult Contemporary, Urban and Album Rock. The Company's nine licensed television stations are located in the South, Southwest, New York and in Minnesota. Eight of these television stations are affiliated with the Fox television network, and the ninth is an independent station. Additionally, the Company operates four radio networks, one of which provides news coverage in Oklahoma, one of which provides sports coverage in Oklahoma, Texas and Iowa, one of which provides news, sports and information to radio stations throughout Kentucky and one of which provides news, sports and information to radio stations throughout Virginia. In 1994, the Company derived approximately 54% of its net broadcasting revenue from radio operations and approximately 46% from television operations.
     The Company's strategy is to identify and acquire under-performing stations on favorable terms and to utilize management's extensive operating experience to improve the performance of such stations through effective programming, reduction of costs and aggressive promotion, marketing and sales. From 1989 to 1991, growth has been generated primarily from the acquisition of television stations, as well as operating improvements at existing broadcasting properties. From 1992 through 1994, growth was generated primarily from the acquisition of radio stations and WFTC-TV in Minneapolis, MN as well as operating improvements at existing broadcasting properties. The Company continues to seek opportunities for expansion through the acquisition of attractive broadcasting and other media-related properties.
     The Company believes that one of its most important assets is its experienced management team. General managers are responsible for the day-to-day operations of their respective stations. The Company believes that the autonomy of its station management enables it to attract top quality managers capable of implementing the Company's aggressive marketing strategy and reacting to competition in the local markets. Most general managers have stock options to purchase the Common Stock of the Company. As an additional incentive, a portion of each manager's compensation is related to the performance of the station or stations for which he/she is responsible.
     The major costs associated with radio and television broadcasting are related to personnel and programming. In an effort to monitor these costs, corporate management routinely reviews staffing levels and programming costs. Combined with the centralized accounting functions, this monitoring enables the Company to effectively control expenses. Corporate management also advises local station managers on programming and other broad policy matters and is responsible for long-range planning, allocating resources and financial reporting and controls.

Recent Developments

       Effective January 1, 1995, the Company acquired the broadcasting assets of KMJQ-FM and KYOK-AM in Houston, Texas for approximately $38.5 million and immediately divested itself of KYOK-AM, as well as KHYS-FM and KALO-AM to comply with Federal Communications Commission ("FCC") regulations. In addition, effective January 1, 1995 the Company acquired an 80% interest in a partnership, which owns and operates KPRC-AM and KSEV-AM in Houston, Texas for approximately $26.8 million. Financing for both of these transactions was provided by the existing credit facility.
    During March, the Company entered into a definitive agreement to acquire a 50% interest in a newly created entity, Australian Radio Network, for approximately $75 million subject to approval from the Australian Foreign Investment Review Board. An Australian based company will retain the remaining 50% interest. This entity will own and operate nine radio stations in six different markets,
including the three largest markets in Australia:   Sydney,
Melbourne and Brisbane. In addition, the entity will own Australia's largest radio representation firm.

Employees

    At January 1, 1995, the Company had approximately 1,549 employees: 1,117 in radio operations, 410 in television operations and 22 in corporate activities.

Industry Segments

       Information relating to the industry segments of the Company's operations for 1994, 1993 and 1992 is included on page 30 of the Company's Annual Report and hereby is incorporated by reference.

                            Radio Broadcasting

     The following table sets forth certain selected information with regard to each of Clear Channel Communications, Inc.'s 14 AM and 19 FM radio stations for which it owns the FCC license at year end.

                                             Expiration
                    Date of        (2)        Date of      FCC      Power
Station/Location  Acquisition    Network      License   Frequency  (Watts)

WOAI-AM
 San Antonio, TX     Jun. 1975  ABC,CBS,TSN   8/1/97    1200 KHZ   50,000
KAJA-FM
 San Antonio, TX     Mar. 1972                8/1/97    97.3 MHZ  100,000
KAKC-AM
 Tulsa, OK           Oct. 1973     SMN,ONN    6/1/97    1300 KHZ    5,000(1)
KMOD-FM
 Tulsa, OK           Oct. 1973     ONN        6/1/97    97.5 MHZ  100,000
KALO-AM Beaumont (4)
 Port Arthur, TX     Jan. 1978     USRN,SBN   8/1/97    1250 KHZ    5,000(1)
KHYS-FM Houston (4)
 Port Arthur, TX     Jan. 1978     USRN,ABC   8/1/97    98.5 MHZ  100,000
KPEZ-FM
 Austin, TX          Jul. 1982                8/1/97   102.3 MHZ   50,000
KTOK-AM
 Oklahoma City, OK   Oct. 1984     ABC,ONN    6/1/97    1000 KHZ    5,000
KJYO-FM
 Oklahoma City, OK   Oct. 1984     ABC        6/1/97   102.7 MHZ  100,000
WODT-AM
 New Orleans, LA     Oct. 1984    ABC,SEN     6/1/96    1280 KHZ    5,000
WQUE-FM
 New Orleans, LA     Oct. 1984                6/1/96    93.3 MHZ  100,000
WELI-AM
 New Haven, CT       Oct. 1984     ABC        4/1/98     960 KHZ    5,000
WHAS-AM
 Louisville, KY      Sep. 1986     ABC        8/1/96     840 KHZ   50,000
WAMZ-FM
 Louisville, KY      Sep. 1986                8/1/96    97.5 MHZ  100,000
WKCI-FM
 New Haven, CT       May  1992                4/1/98   101.3 MHZ   50,000
WRVA-AM
 Richmond, VA        Jul. 1992     CBS       10/1/95    1140 KHZ   50,000
WRVQ-FM
 Richmond, VA        Jul. 1992               10/1/95    94.5 MHZ  100,000
WRBQ-AM
 Tampa, FL           Jul. 1992     ABC,SMN    2/1/96    1380 KHZ    5,000
WRBQ-FM
 Tampa, FL           Jul. 1992      ABC       2/1/96   104.7 MHZ  100,000
WAVZ-AM
 New Haven, CT       Dec.  1992   ABC,USRN    4/1/98    1300 KHZ    1,000
KQXT-FM
 San Antonio, TX     Jan. 1993                8/1/97   101.9 MHZ  100,000
KHFI-FM
 Austin, TX          Feb. 1993                8/1/97    96.7 MHZ  100,000
KTKR-AM
 San Antonio, TX     Jul. 1993  ABC,NBC,W1/M  8/1/97     760 KHZ    5,000
WRVH-AM
 Richmond, VA        Sep. 1993      W1/M     10/1/95     910 KHZ    5,000
WRXL-FM
 Richmond, VA        Sep. 1993               10/1/95   102.1 MHZ  100,000
KEBC-FM
 Oklahoma City, OK   Jan. 1994                6/1/97    94.7 MHZ  100,000
WBGG-FM
 Miami, FL           Mar. 1994                2/1/96   105.9 MHZ  100,000
KBXX-FM
 Houston, TX         Aug. 1994     W1/U       8/1/97    97.9 MHZ  100,000
WHYI-FM
 Miami, FL           Oct. 1994                2/1/96   100.7 MHZ  100,000
WMTX-AM (3)
 Tampa, FL           Oct. 1994                2/1/96    1040 KHZ    3,600
WMTX-FM
 Tampa, FL           Oct. 1994                2/1/96    95.7 MHZ  100,000
WERE-AM
 Cleveland, OH       Oct. 1994    CNN,W1/M   10/1/96    1300 KHZ    5,000
WNCX-FM
 Cleveland, OH       Oct. 1994      ABC      10/1/96    98.5 MHZ  100,000

(1) 5,000 watts during the day and 1,000 watts at night
(2) TSN- Texas State Network, ONN-Oklahoma News Network, USRN-U.S. Radio Network, SMN-Satellite Music Network, SBN-Sheridan Broadcast Network, W1/U-Westwood One/Unistar, W1/M-Westwood One/Mutual, SEN-Sports Entertainment Network
(3) 3,600 watts during the day and 420 at night
(4) Station was sold effective January 1, 1995

In addition, at year end the Company had joint sales agreements with KSJL-FM San Antonio, TX; KEYI-FM and KFON-AM Austin, TX; WKJK-FM Louisville, KY; WYLD-AM/FM New Orleans, LA and WENZ-FM Cleveland, OH to market and sell the advertising time.

     The Company's radio stations employ various formats for their programming. A station's format is important in determining the size and characteristics of its listening audience. Advertising rates charged by a radio station are based primarily on the station's ability to attract audiences having certain demographic characteristics in the market area which advertisers want to reach, as well as the number of stations competing in the market. Advertisers often tailor their advertisements to appeal to selected population or demographic segments. The Company pays the cost of producing the programming for each station. Generally, the Company designs formats for its own stations, but has also used outside consultants and program syndicators for program material.

       Most of the Company's radio revenue is generated from the sale of local advertising. Additional revenue is generated from the sale of national advertising, network compensation payments, barter and other miscellaneous transactions. The Company has focused its sales effort on selling directly to local advertisers, while seeking to minimize sales through outside representatives, including advertising agencies. Direct contact with its customers has aided the Company's sales personnel in developing long-standing customer relationships, which the Company believes are a competitive advantage. The Company's sales personnel are paid on a commission basis, which emphasizes this direct local focus. The Company believes that this focus has enabled some of its stations to achieve market revenue shares exceeding their audience shares during 1994. Each of the Company's radio stations also engages independent sales representatives to assist it in obtaining national advertising. The representatives obtain advertising through national advertising agencies and receive a commission from Clear Channel based on the Company's gross revenue from the advertising obtained.

                          Television Broadcasting

     The following table sets forth certain selected information with regard to each of the Company's nine television stations it owns and operates.

                                            Expiration
                     Date of               Date of FCC              Power
Station/Location   Acquisition    Network    License    Channel    (Watts)

WPMI-TV
 Mobile, AL         Dec. 1988    FOX          4/1/97       15     5,000,000
KOKI-TV
 Tulsa, Ok          Dec. 1989    FOX          6/1/98       23     3,260,000
WAWS-TV
 Jacksonville, FL.  Sep. 1989    FOX          2/1/97       30     2,789,000
KTTU-TV
 Tucson, AZ         Feb. 1989    Independent 10/1/98       18     2,500,000
KSAS-TV
 Wichita, KS        Aug. 1990    FOX          6/1/98       24     3,310,000
WPTY-TV
 Memphis, TN        Apr. 1992    FOX          8/1/97       24     3,003,000
WFTC-TV
 Minneapolis, MN    Oct. 1993    FOX          4/1/97       29     5,000,000
KLRT-TV
 Little Rock, AR    Feb. 1994    FOX          6/1/96       16     5,000,000
WXXA-TV
 Albany, NY         Dec. 1994    FOX          6/1/98       23     3,020,000

In addition, at year end, the Company had joint sales or local marketing agreements with WJTC-TV Mobile, AL; KTFO-TV Tulsa, OK; WLMT-TV Memphis, TN and KASN-TV Little Rock, AR.

     The Company purchases the broadcast rights for the majority of its television programming from various syndicators. The Company competes with other television stations within each market for these broadcast rights. These programming costs have declined in the past five years and are expected to continue to decline in the foreseeable future due to the decrease in the number of stations in the Company's markets competing for the same programming. In addition, the Company believes the quantity of attractive programming available today is and for the foreseeable future, will be greater than in previous years. The improved programming allows the station to make fewer program changes. Moreover, the expansion of the Fox television network's programming has reduced the need for the Company to obtain outside programming.
     The other source of programming for the Company's Fox affiliates is the Fox television network, which produces and distributes up to 34 hours of programming (15 hours of prime time) per week plus up to seven hours of NFC football each Sunday from September through January in exchange for each station's commitment to air the programming at specified times and for commercial announcement time during the programming. Generally, during 1994, the Company's Fox affiliates attracted the largest audience in each of their respective markets, except for those stations affiliated with ABC, CBS and NBC. Based on the 1994 season, the average audience share for the Company's Fox programming on four of its Fox affiliated stations exceeded the national rating average for all Fox affiliates.
     The Fox television network commenced operations in October 1986. During this period, Fox has developed a network of approximately 156 affiliates and Fox programming is currently available in more than 95% of the households in the United States. The amount of programming provided by Fox to its affiliates has increased from a total of five hours on two nights per week in July 1987 to 34 hours on seven nights per week (including 15 hours of prime time programming) currently, plus NFC from September through January. The contract with the NFC expires in January 1998. Fox programming represents approximately 21% of the stations current programming and is intended to appeal primarily to a target audience of 18 to 49 year old adults.
     Each Fox contract currently runs for a five year term expiring in 1998 except for WXXA-TV in Albany, NY which expires in 1999 and may be renewed by Fox or the Company. Based on the performance of its Fox affiliated stations to date, the Company expects it will continue to be able to renew its Fox contracts, although no assurances in this regard can be given. However, Fox has advised the Company that it has acquired control of the ABC affiliate in Memphis, TN and the NBC affiliate in Mobile, AL vis-a-vis a debt arrangement with the licensee. It is probable that within the next two years the FOX affiliation will change in these markets. Should this occur, the Company anticipates switching to one of the other major network affiliations, however no assurance can be given at this time that the Company will be able to affiliate with one of the other networks.
       Revenue is generated primarily from the sale of local and national advertising, as well as from fees received from the Fox television network. Advertising rates depend primarily on the quantitative and qualitative characteristics of the audience the Company can deliver to the advertiser. Local advertising is sold by the Company's sales personnel, while national advertising is sold by independent national sales representatives.

Revenue

       The Company's revenue is seasonal, with the fourth quarter generating the highest level of revenue and the first quarter generating the lowest. The fourth quarter generally reflects higher advertising in preparation for the holiday season and, in the case of radio, the effect of political advertising in election years.
       The Company's broadcasting results are dependent on a number of factors, including the general strength of the economy, population growth, ability to provide popular programming, relative efficiency of radio and television broadcasting compared to other advertising media, signal strength, technological capabilities and developments and governmental regulations and policies.

Competition

       Clear Channel's radio and television stations compete for audience share and advertising revenue directly with other radio and television stations within their broadcast areas. Competition among radio and television stations is based primarily on program content, which is significantly affected by network affiliation and by local programming activities. Other factors that affect a station's competitive position include its authorized power, terrain, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other stations in the market area. The Company's radio and television stations are located in highly competitive markets. In the radio broadcasting industry, moreover, it is not uncommon for radio stations outside of a market area to broadcast at sufficient strength to gain a share of the audience in adjacent areas. Many of the stations with which the Company competes are owned or operated by national or regional companies with substantially greater financial and other resources than the Company. Other media, including network television, cable television, newspapers, magazines, direct mail coupons and billboard advertising, also compete with the Company for advertising revenue.
     The Company believes it competes favorably against other stations because of its management skill and experience, the ability of the Company to generate at least revenue equal to its market share, and for television stations, the Fox network affiliation and local program acceptance.

    The following tables show the number of competitors and the relative market size and population of each market served by the Company's radio and television stations for which it owns the FCC license at year end:

                                                  RADIO
Station                   1994              # of
  and                    Market           Stations       Population
Market                    Rank            in Market    (in thousands)

WHAS-AM/WAMZ-FM            48                21             840
(Louisville, KY)

WOAI-AM/KAJA-FM            34                27           1,167
 KQXT-FM/KTKR-AM
(San Antonio, TX)

WODT-AM/WQUE-FM            38                26           1,030
(New Orleans, LA)

KTOK-AM/KJYO-FM/KEBC-FM    51                18             823
(Oklahoma City, OK)

KAKC-AM/KMOD-FM            60                22             642
(Tulsa, OK)

KHYS-FM/KBXX-FM             9                35           3,294
(Houston/Port Arthur, TX)

KALO (1)                  118                20             288
(Beaumont/Port Arthur, TX)

KPEZ-FM/KHFI-FM            54                29             785
(Austin, TX)

WELI-AM/WKCI-FM/WAVZ-AM    92                27             388
(New Haven, CT)

WHYI-FM/WBGG-FM            11                36           2,843
(Miami/Ft. Lauderdale, FL)

WNCX-FM/WERE-AM            22                26           1,766
(Cleveland, OH)

WRVA-AM/WRVQ-FM            56                23             766
WRVH-AM/WRXL-FM
(Richmond, VA)

WRBQ-AM/FM,WMTX-AM/FM      21                26           1,864
(Tampa, FL)

Source:  American Radio Fall 1994 Report
(1) Company estimates

                                               TELEVISION

                                                (1)
Station                      1994              # of             1994
  and                       Market           Stations        Households
Market                       Rank            in Market     (in thousands)


KOKI-TV                      59                  6              463
(Tulsa, OK)

WAWS-TV                      55                  5              488
(Jacksonville, FL)

WPMI-TV                      61                  5              433
(Mobile, AL/Pensacola, FL)

WPTY-TV                      42                  6              606
(Memphis, TN)

KSAS-TV                      62                  4              426
(Wichita, KS)

KTTU-TV                      81                  6              334
(Tucson, AZ)

WFTC-TV                      14                  6            1,411
(Minneapolis, MN)

KLRT-TV                      58                  5              472
(Little Rock, AR)

WXXA-TV                      52                  5              514
(Albany, NY)

Source: 1994 ADI Market Rankings based on A.C. Nielsen estimates of U.S Television Households
(1) Company estimate

Markets

     The Company's radio stations are located in cities which have experienced substantial growth in population and household income from 1984 to 1994.
     Key components of the San Antonio and Austin economies include U.S. military installations, federal and state government offices, educational and research institutions, tourism, oil and gas and ranching. The economies of San Antonio and Austin have benefitted from their selection in recent years as sites for microelectronic and data processing research and development. In addition, San Antonio is a regional center for banking.
     Beaumont-Port Arthur is the site of significant petrochemical and refining facilities. In addition, other important components of its economy include shipping and heavy industry.
     Houston relies on the petrochemical industry with diversification in biotechnology and computer manufacturing.
     Tulsa and Oklahoma City are the headquarters of several major corporations, as well as a number of banks and educational institutions, and are a regional center of oil and gas activity.
   The foundations of the New Orleans economy include tourism, shipping and a stalwart oil and gas industry, although a number of high-tech industries are rapidly expanding in this market. The New Orleans Central Business District ranks among the nine southern Central Business Districts in overall market strength, growth, economic improvement and retail indicators.
     New Haven's economy is diversified and includes elements of distribution of health care, higher education, light industry, banking and import and export trade.
     The diversity of the Louisville market includes the manufacturing of chemicals, electrical appliances, farm equipment, synthetic rubber, foods and beverages, tobacco and motor vehicles. Agricultural and mineral interests in the surrounding area provide stable commerce in livestock, grain, tobacco, fruits and vegetables, coal, oil, natural gas and lumber.
     As a centrally located state capital, the Richmond economy benefits from a sizeable government presence, as well as the very significant banking, educational, medical, and industrial sectors. In addition, Richmond is home to no less than 5 Fortune 500 companies.
     The Tampa-St. Petersburg market has a diverse economic base including industries such as phosphate, shipping, citrus, tobacco, tourism and electronics. The area is home of two universities and an Air Force base.
     Mobile, Alabama/Pensacola, Florida has a diverse economy with major naval facilities, tourism and manufacturing providing stable and steady market growth.
     KTTU-TV is in the very competitive market of Tucson, Arizona. Key components of the Tucson economy are winter tourism, U.S. military, and high technology manufacturers.
     Jacksonville, Florida has a diverse economy based on financial and information services, military and manufacturing.
     Wichita, Kansas has a strong economy based on aircraft and aeronautics. Other key components include service and agriculture.
     Memphis is known as the "Distribution Center of America" due to a large amount of goods shipped through the city via air, rail and truck. It is the headquarters for one of the world's largest air shipping companies. Other key components include tourism and the higher educational sector.
     Minneapolis/St. Paul is the home of fifteen industrial companies on the 1992 FORTUNE 500 list which ranks it behind only New York, Chicago and Houston for the most headquarters in the United States. The metropolitan area has a strong and diversified business base, including companies involved in manufacturing, super computers, electronics, medical instruments, milling, machine manufacturing, food processing and graphic arts.
     Albany, NY is the state capital of New York and has long been a seat of commerce and government. Major employers include government, services, and technology companies. Albany is at the center of one of the nations largest, most affluent consumer markets - the northeast. Within a 250 mile radius lies the major metropolitan areas of New York City, Philadelphia, Boston and Montreal.
     Major components of the Miami/Ft. Lauderdale market are tourism, agriculture, services and international banking and trade. Three ports serve this market making it the largest cruise ship destination point in the United States and the third largest in the world.
     Little Rock, AR is the largest metropolitan area in the state. Major employers include medicine, service industries, government and manufacturing. In addition, Little Rock is home of the largest C-130 aircraft training and airlift facilities in the world.
     Major components of the Cleveland economy include manufacturing, services, government and retail trade. The Port of Cleveland is the largest overseas general cargo port on Lake Erie and the third largest port on the Great Lakes which serves over 50 countries.

Federal Regulation of Television & Radio Broadcasting

     Existing Regulation. Television and radio broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act prohibits the operation of television or radio broadcasting stations except under a license issued by the FCC, and empowers the FCC, among other things, to issue, revoke and modify broadcasting licenses, determine the location of stations, regulate the equipment used by stations, adopt regulations to carry out the provisions of the Communications Act, and impose penalties for violation of such regulations. The Communications Act prohibits the assignment of a license or the transfer of control of a licensee without prior approval of the FCC.

     License Grant and Renewal. Television and radio broadcasting licenses are generally granted or renewed for a period of five and seven years, respectively, but may be renewed for a shorter period, upon a finding by the FCC that the "public interest, convenience, and necessity" would be served thereby. At the time an application is made for renewal of a license, parties in interest may file petitions to deny. Such parties, as well as members of the public, may comment upon the service the station has provided during the preceding license term and urge denial of the application. At the same time, any person may file a competing application for authority to operate the station and replace the incumbent licensee.
       In the vast majority of cases, broadcast licenses are renewed by the FCC even when petitions to deny or competing applications are filed. The Company has pending before the FCC applications seeking renewal of the licenses for WPMI-TV, Mobile, Alabama, and KTTU-TV, Tucson, Arizona. The license renewal application for WPMI-TV drew a petition to deny which alleged non-compliance with the FCC's equal employment opportunity policies. The petition was subsequently withdrawn by the petitioner. The license renewal applications for KTTU-TV disclosed a number of instances in which KTTU had exceeded the FCC's limitations governing the number of commercial announcements which can appear during programming directed primarily at children. The Company's other stations come up for license renewal at various times in the future.
      Multiple Ownership Restrictions. The FCC has promulgated rules that limit the ability of individuals and entities to own or have an ownership interest above a certain level (an "attributable" interest) in broadcast stations, as well as other mass media entities. All officers and directors of a licensee, as well as stockholders who own five percent or more of the outstanding voting stock of a licensee (either directly or indirectly), will generally be deemed to have an "attributable" interest. Certain institutional investors who exert no control or influence over a licensee may own up to ten percent of such outstanding voting stock before attribution occurs. Under FCC regulations, debt instruments, non-voting stock, certain limited partnership interests and voting stock held by non-majority stockholders in cases in which there is a single majority stockholder are generally not subject to attribution. The FCC has initiated an inquiry into liberalizing several of these attribution standards and modifying others. It is unlikely that this inquiry will be concluded before the second half of 1995, and there can be no assurance that any of these standards will be changed. The FCC's cross-interest policy, which precludes an individual or entity from having a "meaningful" but not "attributable" interest in one media property and an "attributable" interest in a broadcast, cable, or newspaper property in the same area, may be invoked in circumstances to reach interests not expressly covered by the multiple ownership rules.
       The FCC's multiple ownership rules include limits on the number of radio and television stations that may be owned both on a national and a local basis. On a national basis, the rules generally limit any individual or entity from having an attributable interest in more than 12 television stations. Moreover, the aggregate audience reach of the co-owned television stations may not exceed 25% of all U.S. households. An individual may hold an attributable interest in up to 14 television stations (or stations with a combined audience of 30% of all U.S. households) if at least two of the stations are controlled by a member of an ethnic minority.
      In 1992, the FCC adopted substantial changes to its restrictions on the ownership of radio stations. The new rules allow a single entity to control as many as twenty AMs and twenty FMs. As to ownership within a given market, the maximum varies depending on the number of radio stations within the market. In markets with fewer than fifteen stations, a single entity may control three stations (no more than two of which can be FM), provided that the combination represents less than fifty percent of the stations in the market. In contrast, in markets with fifteen or more radio stations, a single entity may control as many as two AM and two FM stations, provided that the combined audience share of the stations does not exceed twenty-five percent.
     Also in 1992, the FCC placed limitations on local marketing agreements ("LMAs") through which the licensee of one radio station provides programming for another licensee's station in the same market. Stations operating in the same service (e.g., where both stations are FM) and in the same market are prohibited from simulcasting more than twenty-five percent of their programming. Moreover, in determining the number of stations a single entity may control, an entity programming a station pursuant to an LMA is required, under certain circumstances, to count that station toward its national ownership maximum.
     The FCC also limits the common ownership of broadcast stations with overlapping service areas, combined local ownership of a newspaper and a broadcast station, and combined local ownership of a cable television system and a television station. FCC rules currently allow an entity to have an attributable interest in only one television station in a market (the "one-to-a-market rule"). However, the Company has applied for and obtained a waiver of this restriction to permit common ownership of radio and television facilities in Wichita, Kansas.
     In January 1995, the FCC issued a Further Notice of Proposed Rulemaking in order to seek additional comment in an outstanding rulemaking proceeding in which it had proposed to modify both its national and local limits on television ownership. On the national level, the FCC seeks comment on whether to increase both the number of stations and the permissible audience reach of stations in which a single entity may have an attributable interest. At the local level, the FCC asks whether it should narrow the geographic scope of its duopoly rules, which currently prohibit a single entity from owning two television stations with overlapping Grade B signal contours (which typically range from 50 to 70 miles in radius).
The FCC asks whether the standard should be set at the Grade A signal contours (which typically range from 30 to 45 miles in radius) and whether it should allow common ownership of two TV stations in the same market under limited circumstances. The FCC also seeks comment on whether to relax or eliminate the one-to-a-market rule, which generally restricts common ownership of a television and radio station in the same market. In addition, the Commission seeks comment on issues of control and attribution with respect to local marketing agreements ("LMAs") entered into by television stations.
     Also, in January 1995, the FCC issued a Notice of Proposed Rulemaking concerning its broadcast attribution rules. Among the issues on which comment is sought are (i) whether to change the voting stock attribution benchmarks from five percent to ten percent and, for passive investors, from ten percent to twenty percent; (ii) whether there are any circumstances in which non-voting stock interests, which are currently considered non-attributable, should be considered attributable; (iii) whether the FCC should eliminate its single majority shareholder exception (pursuant to which voting interests in excess of five percent are not considered cognizable if a single majority shareholder owns more than fifty percent of the voting stock); (iv) whether to relax insulation standards for business development companies and other widely-held limited partnerships; (v) how to treat limited liability companies and other new business forms for attribution purposes; (vi) whether to eliminate or codify the cross-interest policy; and (vii) whether to adopt a new policy which would consider whether multiple "cross interests" or other significant business relationships (such as time brokerage agreements, debt relationships, or holdings of nonattributable interests), which individually do not raise concerns, raise issues with respect to diversity and competition.
     In addition, Congress is considering legislation to modify the FCC's multiple ownership rules. Legislation under consideration in the Senate proposes the total repeal of all such rules.
     The Company is unable to predict what, if any, changes the FCC or Congress may order to the FCC's multiple ownership or attribution rules or the effect, if any, on the Company or its activities should the rules be changed. The Company does not anticipate that these proceedings will be concluded until late 1995 at the earliest. Expansion of the Company's broadcast operations in particular areas and nationwide will continue to be subject to the FCC's ownership rules and any changes the agency may adopt.
    Alien Ownership Restrictions. The Communications Act restricts the ability of foreign entities or individuals to own or hold interests in broadcast licenses. Foreign governments, representatives of foreign governments, non-citizens, representatives of non-citizens, and corporations or partnerships organized under the laws of a foreign nation are barred from holding broadcast licenses. Non-citizens, collectively, may directly or indirectly own up to twenty percent of the capital stock of a licensee, but are prohibited from serving as officers or directors of such licensee. In addition, a broadcast license may not be granted to or held by any corporation that is controlled, directly or indirectly, by any other corporation that has a non-citizen as an officer, more than one-fourth of whose directors are non-citizens, or more than one-fourth of whose capital stock is owned or voted by non-citizens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations, if the FCC finds that the public interest will be served by the refusal or revocation of such license. The Company has been advised that the FCC staff has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such corporation and the FCC has made such an affirmative finding only in limited circumstances. The Company, which serves as a holding company for its license subsidiaries, therefore may be restricted from having (i) more than one-fourth of its stock owned directly or indirectly by non-citizens, foreign governments or foreign corporations; (ii) an officer who is a non-citizen; and
(iii) more than one-fourth of its Board of Directors consisting of non-citizens.
     Congress is currently considering legislation which proposes to liberalize the alien ownership restrictions contained in the Communications Act. The Company is unable to predict what, if any, changes Congress may make to the alien ownership restrictions or the effect thereof upon the Company.
     The 1992 Cable Act. On October 5, 1992, Congress enacted the Cable Television Protection and Competition Act of 1992 (The "1992 Cable Act"). The FCC through its rules and regulations began implementing the requirements of the 1992 Cable Act in 1993, and final implementation proceedings remain pending regarding certain of the rules and regulations previously adopted. Certain statutory provisions, such as signal carriage, retransmission consent, and equal employment opportunity requirements, have a direct effect on television broadcasting. Other changes are focused exclusively on the regulation of cable television but can still be expected to have an indirect effect on the Company because of the competition between over-the-air television stations and cable systems.
     The signal carriage, or "must carry," provisions of the 1992 Cable Act require cable operators to carry the signals of local commercial and non-commercial television stations and certain low power television stations. Systems with 12 or fewer usable activated channels and more than 300 subscribers must carry the signals of at least three local commercial television stations. A cable system with more than 12 usable activated channels, regardless of the number of subscribers, must carry the signals of all local commercial television stations, up to one-third of the aggregate number of usable activated channels of such system.
     The 1992 Cable Act also includes a retransmission consent provision that prohibits cable operators and other multi-channel video programming distributors from carrying broadcast stations without obtaining their consent in certain circumstances.
     The must carry and retransmission consent provisions are related in that a local television broadcaster, on a cable system-by-cable system basis, must make a choice once every three years whether or not to proceed under the must carry rules or to waive that right to mandatory, but uncompensated, carriage and negotiate a grant of retransmission consent to permit the cable system to carry the station's signal, in most cases in exchange for some form of consideration from the cable operator. Cable systems must obtain retransmission consent to carry all distant commercial stations other than "super stations" delivered via satellite.
     Under rules adopted to implement these must carry and retransmission consent provisions, local television stations were required to make an initial election of must carry or retransmission consent by June 17, 1993. Stations that failed to elect were deemed to have elected carriage under the must carry provisions. Other issues addressed in the FCC rules were market designations, the scope of retransmission consent, and procedural requirements for implementing the signal carriage provisions.
    On April 8, 1993, a special three-judge panel of the U.S. District Court for the District of Columbia upheld the constitutionality of the must carry provisions of the 1992 Cable Act. However, on June 27, 1994, the U.S. Supreme Court, in a 5-4 decision, vacated the lower court's judgment and remanded the case to the District Court for further proceedings. Although the Supreme Court found the must carry rules to be content-neutral and supported by legitimate governmental interests under appropriate constitutional tests, it also found that genuine issues of material fact still remained that must be resolved in a more detailed evidentiary record. As a result, a final determination of the constitutionality of the must carry rules must now await a further fact-finding proceeding before the District Court and, most likely, another appeal to the Supreme Court of a new District Court decision. In the meantime, however, the FCC's new must carry regulations implementing the 1992 Cable Act remain in effect.
     The 1992 Cable Act also codified the FCC's basic equal employment opportunity ("EEO") rules and the use of certain EEO reporting forms currently filed by radio and television broadcast stations. In addition, pursuant to the Act's requirements, the FCC has adopted new rules providing for a review of the EEO performance of each radio and television station at the mid-point of its license term (in addition to renewal time). Such a review will give the FCC an opportunity to evaluate whether the licensee is in compliance with the FCC's processing criteria and notify the licensee of any deficiency in its employment profile.
   Advanced Television Service. The FCC also has begun to adopt rules for implementing advanced television service ("ATV"), including high definition television ("HDTV"), in the United States. Implementation of ATV service will improve the technical quality of television. The FCC has decided that it will set aside specific new channel allotments for ATV service. Initial eligibility for these channels will be limited to existing television licensees and permittees authorized as of October 1991. These entities will be allowed three years to apply for the new channels. This three-year period and the other procedural deadlines that the FCC has established will be measured from the effective date of the FCC's adoption of a new technical standard for ATV, once the FCC takes that action, or from the effective date of a proposed new Table of Allotments for ATV channels, whichever date is later. This start date is expected to be mid-1996. Broadcasters who receive a construction permit for an ATV channel will be required to construct their ATV facilities within six years of the start date. The FCC also has adopted new rules for phasing in ATV service. Under the FCC's plan, each television station would be able to continue to provide conventional television service on its regular channel until advanced television service has become the prevalent medium, at which time (currently thought to be 15 years from the start date) television broadcasters would be required to surrender their conventional television licenses.
In late 1992, the FCC proposed broad objectives intended to govern the ATV channel allotment process and also proposed specific criteria to be used in allotting ATV channels as well as a preliminary ATV Table of Allotments. These proposals are still pending. All of the FCC's decisions to date are expected to be reviewed by the agency in 1995.
     Telecommunications legislation may affect the implementation of ATV. At least one bill under consideration by Congress would encourage the FCC to give broadcasters some flexibility in the use of their new channel assignments for HDTV and other services. If broadcasters were to utilize new technologies to put broadcast frequencies to non-broadcast uses, then broadcasters might increase their revenues, although they also might subject themselves to spectrum use fees assessed by the FCC. In addition, broadcasters might be afforded some flexibility to offer multi-program services of non-ATV quality during some parts of the day. The benefits and costs of such services are not clear.
      If the FCC were to adopt a standard for ATV service that is inferior to the signal quality provided by competing video delivery technologies, if any, such action could have a negative impact on the audience and revenues for television stations. Implementation of ATV service will impose additional equipment costs (a minimum of approximately $1.5 million per station for start-up) on television stations providing the new service. While the Company believes the FCC will authorize ATV service in the U.S. by mid-1996, the Company cannot predict precisely when such authorization might be issued or the effect such authorization might have on the Company's business.
       Digital Audio Radio Service. The FCC is also considering alternative systems for the delivery of digital audio radio service ("DARS"). DARS systems could permit delivery of audio signals with fidelity comparable to compact discs. The FCC has before it a proposed spectrum allocation for satellite DARS and several applications for satellite DARS licenses. The FCC has also undertaken an inquiry into the terrestrial broadcast of DARS signals which addresses, among other things, the need for spectrum outside the existing FM band. The Company cannot predict the outcome of these proceedings or the impact thereof upon its business.
    Video Dialtone Regulation. Recent actions by the FCC, Congress, and the courts all presage significant future involvement in the provision of video services by telephone companies. The Company cannot predict either the timing or the extent of such involvement. The FCC has already approved several applications to construct and operate a "video dialtone" system and has granted, in part, the first tariff filed to govern the rates and terms of a "video dialtone" offering. "Video dialtone" is defined by the FCC as the provision of a basic common carrier platform to multiple video programmers on a non-discriminatory basis. If a local telephone company provides such a basic platform, it also may provide enhanced and unregulated services related to the provision of video programming.
     Existing law prohibits a local telephone company from providing video programming directly to subscribers in its telephone service area. A series of recent U.S. district court decision in Alabama, the District of Columbia, Illinois, Washington, and Virginia have declared unconstitutional and have enjoined the Communications Act's ban on direct provision of video programming by a telephone company in its local service area. The U.S. Courts of Appeals for the Fourth and Ninth Circuits have affirmed the district court rulings brought before them on appeal. Both the House and the Senate are in the process of drafting bills that are expected to address cable/telephone company cross-ownership issues. Two leading Senate proposals, not yet introduced as bills, contemplate a relatively permissive framework for entry by the telephone companies into cable. It is expected that bills will be formally introduced late this year. The Company cannot predict the outcome of these legislative efforts.
     Direct Broadcast Satellite Systems. The FCC has authorized the provision of programming directly to home subscribers through direct broadcast satellites ("DBS"). On December 17, 1993, Hughes Communications Galaxy ("Hughes"), an affiliate of the General Motors Company, and United States Satellite Broadcasting Company ("USSB") jointly launched a new high-powered satellite with 16 transponders, from which they can provide DBS service to the entire country. In June 1994, Hughes and USSB initiated DBS service, and in August 1994 they launched a second satellite which is now operational. In December 1994, two DBS permitees, EchoStar Satellite Corporation and Directsat Corporation, merged their DBS authorizations. Service from these permittees is expected to commence in 1995. In addition, Advanced Communications Corporation has applied for authority to assign its DBS authorizations to TEMPO DBS, Inc. which plans to initiate service in 1996. The other parties that hold authorizations to provide DBS service have not launched their proposed satellites. The Company cannot predict the impact of this new service upon its business.
       Proposed Legislation and Regulation. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters which could, directly or indirectly, affect the operation and ownership of the Company's broadcast properties. In addition to the proposed changes noted above, such matters include, for example, the license renewal process, particularly the weight to be given to the expectancy of renewal for an incumbent broadcast licensee, the criteria to be applied in deciding contested renewal applications, spectrum use fees, political advertising rates, potential advertising restrictions on the advertising of certain products (e.g., beer and wine), the rules and policies to be applied in enforcing the FCC's equal employment opportunity regulations, reinstitution of the Fairness Doctrine, the standards to govern evaluation of television programming directed toward children, violent and indecent programming, and elimination or modification of the prime time access rule. Other matters that could affect the Company's broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as the recent initiation of direct broadcast satellite service, and the continued establishment of wireless cable systems and low power television stations.
    The FCC is presently seeking comment on its policies designed to increase minority ownership of mass media facilities. At the same time, the recent announcement of a sale of cable properties involving a minority tax certificate with potential large tax consequences has prompted Congress to consider whether the minority tax certificate program should be modified or eliminated. As of March 15, 1995, the House and the Senate Finance Committee had taken action intended to eliminate the program. The Company cannot predict whether the FCC or Congress ultimately will take any action to modify or rescind the minority tax certificate program.

Pending License Applications

   At year end, the Company had filed with the FCC for the transfer of the licenses of radio station WYLD-FM in New Orleans, LA. This was granted in March 1995. In addition, the Company has filed with the FCC the following applications for additional licenses in the markets indicated:

     Market                   Type of License
Des Moines, Iowa                     FM

    To date, the FCC has not acted upon any of the pending license applications the Company has filed.

ITEM 2.  Properties

The following table sets forth certain information describing the general character of the Company's properties:


                                        Owned or       Approximate
Metropolitan Area                       Leased_           Size____


San Antonio, Texas
 Corporate headquarters                       L            7,500'
 WOAI, KTKR, KQXT & KAJA
  studios and offices                         L           15,000'
 Site for WOAI tower and transmitter          O           13 acres
 Site for WOAI microwave relay                L              -
 Site for KTKR tower and transmitter          O           52 acres
 Site for KAJA tower                          L              -
 Site for KAJA transmitter                    L               300'
 Site for KQXT transmitter                    L               -
 Site of former WOAI tower                    O            23 acres

Tulsa, Oklahoma
 KMOD & KAKC studios and offices              L             5,000'
 Site for KAKC tower and transmitter          L            24 acres
 Site for KMOD tower and transmitter          L                -
 KOKI and KTFO studios and offices            L           14,000'
 Site for KOKI tower and transmitter          O            45 acres

Beaumont/Port Arthur, Texas
 KALO studios and offices                     O            3,500'
 Site for KALO tower and transmitter          O            22 acres

Houston, Texas
 KHYS studios and offices                     L            6,328'
 Site for KHYS tower and transmitter          O            32 acres
 KBXX studios and offices                     L            5,500'
 Site for KBXX tower and transmitter          L               -

Austin, Texas
 KHFI & KPEZ studios and offices              L            9,500'
 Site for KHFI tower and transmitter          L                -
 Site for KPEZ tower and transmitter          L                -

Oklahoma City, Oklahoma
 KTOK, KJYO, KEBC & ONN studios and offices   L           13,000'
 Site for KTOK tower and transmitter          O           100 acres
 Site for KJYO tower and transmitter          L               -
 Site for KEBC tower and transmitter          L               -

New Orleans, Louisiana
 WYLD, WODT & WQUE studios and offices        O           15,000'
 Site for WODT tower and transmitter          L            22 acres
 Site for WQUE tower and transmitter          L                -
 Site for WYLD-FM tower and transmitter       L                -
 Site for WYLD-AM tower and transmitter       L                -
 Site for standby WODT tower and transmitter  O            30 acres

New Haven, Connecticut
 WELI, WAVZ & WKCI studios and office         O             9,600'
 Site for WELI tower and transmitter          O            30 acres
 WKCI & WAVZ former studios and offices       O             4,200'
 Site for WKCI tower and transmitter          L                -
 Site for WAVZ tower and transmitter          O             4,200'

Louisville, Kentucky
 WHAS, WAMZ and KSN studios and offices       L            12,500'
 Site for WHAS tower and transmitter          O           104 acres
 Site for WAMZ tower and transmitter          O            14 acres

Richmond, Virginia
 WRVA, WRVH & VNN studios and offices         O           18,000'
 Site for WRVQ & WRVA towers and transmitters O           126 acres
 WRVQ & WRXL studios and offices              O            8,750'
 Site for WRXL & WRVH towers                  O            15 acres
 Site for WRXL & WRVH  transmitters           O            2,500'

Tampa, Florida
 WRBQ-AM/FM studios and offices               L           11,000'
 Site for WRBQ-AM tower and transmitter       O             5 acres
 Site for WRBQ-FM tower and transmitter       L              -
 WMTX-AM/FM studios and offices               L            9,000'
 Site for WMTX-AM tower and transmitter       L              -
 Site for WMTX-FM tower and transmitter       L              -

Miami/Ft. Lauderdale, Florida
 WHYI & WBGG studios and offices              L           12,500'
 Site for WHYI tower and transmitter          L               -
 Site for WBGG tower and transmitter          L               -

Cleveland, Ohio
 WNCX and WERE studios and offices            L           10,500'
 Site for WERE & WNCX tower and transmitters  O            38 acres

Mobile, Alabama
 WPMI & WJTC studios and offices              O           18,800'
 Site for WPMI tower and transmitter          O            10 acres
 WPMI sales office (Pensacola, Florida)       L             2,900'

Jacksonville, Florida
 WAWS studios and offices                     O           10,000'
 Site for WAWS tower and transmitter          L          1.6 acres
                                                         co-located
Tucson, Arizona
 KTTU General offices                         L              300'

Wichita, Kansas
 KSAS studio and offices                      L           10,000'
 Site for KSAS tower and transmitter (Cold.)  O            2,000'
 Site for KSAS tower and transmitter (Salina) L               -

Memphis, Tennessee
  WPTY studio and offices                     O           15,000'
  WLMT studio and offices                     L            7,000'
  Site for WPTY tower and transmitter         L               -
  Site for WLMT tower and transmitter         O            33 acres

Minneapolis, Minnesota
  WFTC studio and offices                     L           19,200'
  Site for WFTC tower and transmitter         L              -

Albany, New York
  WXXA studio and offices                     L            15,000'
  Site for WXXA tower and transmitter         L               -

Little Rock, Arkansas
  KLRT & KASN studio and offices              O           19,000'
  Site for KLRT tower and transmitter         L               -

ITEM 3.  Legal Proceedings

     The Company from time to time becomes involved in various claims and lawsuits incidental to its business, including defamation actions. In the opinion of management, after consultation with counsel, any ultimate liability arising out of currently pending claims and lawsuits will not have a material effect on the financial condition or operations of the Company.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders in the fourth quarter of fiscal year 1994.

                             PART II

ITEM 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

   The information required by Item 5 is incorporated by reference to the information set forth on page 31 of the Company's Annual Report. Presently, the Company expects to retain its earnings for the development and expansion of its business and does not anticipate paying any dividends in 1995. However, any future decision by the Board of Directors to pay cash dividends will depend, among other factors, on the Company's earnings, financial position, capital requirements and loan covenant restrictions.
     The Company's current bank credit agreement allows for the payment of dividends subject to certain loan covenant restrictions. There are no restrictions on dividends payable wholly in capital stock of the Company.



ITEM 6.  Selected Financial Data

     The information required by Item 6 is incorporated by reference to the information set forth under the caption "Selected Financial Data" on page 32 of the Company's Annual Report.

ITEM 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

     The information required by Item 7 is incorporated by reference to the information set forth under the caption
"Management's Discussion and Analysis of Financial Condition and
Results of Operations" on pages 14 through 16 of the Company's
Annual Report.

ITEM 8.  Financial Statements and Supplementary Data

     The information required by Item 8 and the Report of Independent Auditors is incorporated by reference to pages 17 through 31 of the Company's Annual Report.

ITEM 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

     Not Applicable

                                 PART III

ITEM 10.  Directors and Executive Officers of the Registrant

     The information required by Item 10 with respect to the directors and nominees for election to the Board of Directors of the Company is incorporated by reference to the information set forth under the caption "Election of Directors", page 3 and 4 of the Company's Definitive Proxy Statement dated March 15, 1995.
     The following information is submitted with respect to the executive officers of the Company as of year end.

                     Age on
                   December 31,                                      Officer
Name                   1994               Position                    Since

L. Lowry Mays          59        President/Chief Executive Officer     1972

Herbert W. Hill, Jr.   35        Vice President/Controller             1989

Mark P. Mays           31        Senior-Vice President/Operations      1989

Randall T. Mays        29        Vice President/Treasurer              1993

Kenneth E. Wyker       33        Vice President Legal Affairs          1993

James D. Smith         45        Regional Vice President, Oklahoma     1985

Stanley M. Shields     64        Vice President GM WELI-AM             1985

Earnest James          50        Vice President GM WYLD, WODT-AM &
                                                   WQUE-FM             1992

Stan Webb              51        Vice President GM KHFI KPEZ FM        1978

Robert T. Cohen        37        Vice President GM KAJA & KQXT FM      1990

Robert R. Scherer      53        Vice President GM WAMZ-FM, WHAS-AM    1986

Jere T. West           44        Vice President GM ONN                 1987

Bill Hill              62        Vice President & Director of Trades   1987

Dave Ross              44        Vice President GM WHYI-FM, WBGG-FM    1994

Elizabeth Kocurek      43        Vice President GM WOAI & KTKR AM      1994

Jon Pinch              46        Vice President GM WMTX-AM/FM          1994

Miles Chandler         48        Vice President GM KJYO-FM, KEBC-FM
                                                   & KTOK-AM           1990

Faith Zila             41        Vice President GM WKCI-FM,WAVZ-AM     1992

Walt Tiburski          47        Vice President GM WNCX-FM, WERE-AM    1994

Carl McNeill           43        Vice President GM WRVA & WRNL AM      1992

Linda Forem            42        Vice President GM WRVQ & WRXL FM      1993

David Manning          43        Vice President GM WRBQ-AM/FM          1993

Carl Hamilton          43        Vice President GM KBXX-FM             1994

J. Daniel Sullivan     43        President Clear Channel Television    1988

Andy Comegys           39        Vice President GM WPMI-TV             1994

Josh McGraw            44        Vice President GM WAWS-TV             1991

William A. Riordan     37        Vice President GM WFTC-TV             1990

Hal Capron             50        Vice President GM KOKI-TV             1993

Steve Spendlove        39        Vice President GM KSAS-TV             1993

David D'Antuono        35        Vice President GM WXXA-TV             1991

Jack Peck              38        Vice President GM WPTY-TV             1992

Jerry Whitener         53        Vice President GM KLRT-TV             1994

John Binkley           51        President Clear Channel Productions   1994

    The officers named above serve until the next Board of Directors meeting immediately following the Annual Meeting of Shareholders.
     Mr. L. Mays is the founder of the Company and has been the President and Chief Executive Officer of the Company and its predecessor since 1972. He has been a director of the Company since its inception.
     Mr. H. Hill has been the Vice President/Controller of the Company since January, 1989. He has been the Principal Financial Officer of the Company since June 1991.
     Mr. M. Mays has been Senior Vice President of Operations since 1993, prior thereto he was Vice President and Treasurer of the Company for the remainder of the relevant five year period.
     Mr. R. Mays, prior to his election as an officer in 1993, was an associate for Goldman Sachs. Prior thereto he was a graduate student at Harvard University for the remainder of the relevant five year period.
     Mr. K. Wyker, prior to his election as an officer in 1993, was Corporate Counsel at Greater Media for the remainder of the relevant five year period.
     Mr. J. Smith has been an officer of the Company and Regional Vice President of Oklahoma for the relevant five year period. Currently, he is serving as General Manager of KMOD-FM and KAKC-AM.
     Mr. S. Shields has been an officer of the Company serving as General Manager of WELI-AM for the relevant five year period. Mr. Shields retired in January 1995.
     Mr. E. James, prior to his election as an officer in 1994, was a loan officer for the small business administration disaster loan program, prior thereto Mr. James was a business and radio broadcast consultant for the remainder of the relevant five year period.
     Mr. S. Webb has been a Vice President and an officer of the Company since 1978. During the previous five years, Mr. Webb has served as Vice President and General Manager of KAJA-FM, KHFI-FM and KPEZ-FM.
     Mr. R. Cohen has been a Vice President and an officer of the Company since 1990. He has served as General Manager of KAJA-FM and KQXT-FM for the relevant five year period.
     Mr. R. Scherer has been a Vice President and officer of the Company for the relevant five year period serving as General Manager of WHAS-AM, WAMZ-FM and the Kentucky State Network.
     Mr. J. West has been a Vice President and officer of the Company for the relevant five year period serving as General Manager of the Oklahoma News Network.
     Mr. B. Hill has been a Vice President and officer of the Company for the relevant five year period. Currently, he is serving in the capacity of Director of Corporate Trades.
     Mr. D. Ross, prior to his election as an officer of the Company in 1994, was Executive Vice President and General Manager of WHYI-FM under Metroplex Communications, Inc. for the remainder of the relevant five year period.
     Ms. E. Kocurek, prior to her election as an officer of the Company in 1994, was employed as General Sales Manager of WOAI-AM for the remainder of the relevant five year period.
     Mr. J. Pinch, prior to his election as an officer of the Company in 1994, was employed as General Manager of WMTX-AM/FM under Metroplex Communications, Inc. for the remainder of the relevant five year period.
     Mr. M. Chandler has been a Vice President and an officer of the Company for the relevant five year period. Currently, he is General Manager of KTOK-AM, KJYO-FM and KEBC-FM.
     Ms. F. Zila, prior to her election as an officer of the Company in 1992, was employed as General Manager of WKCI-FM and WAVZ-AM for the remainder of the relevant five year period.
     Mr. W. Tiburski, prior to his election as an officer of the Company in 1994, was employed as General Manager of WNCX-FM and WENZ-AM, prior thereto he owned and operated his own broadcasting brokerage and consulting firm for the remainder of the relevant five year period.
     Mr. C. McNeill, prior to his election as an officer of the Company in 1992, was employed as the General Sales Manager of WRVA-AM for the remainder of the relevant five year period.
     Ms. L. Forem, prior to her election as an officer of the Company in 1993, was employed as General Sales Manager of WRVQ-FM for the remaining portion of the relevant five year period.
     Mr. D. Manning, prior to his election as an officer of the
Company in   1993, was President of Five Star Communications,
prior thereto he was Chief Operations Officer for Capstar Communications for the remainder of the relevant five year period.
     Mr. C. Hamilton, prior to his election as an officer of the Company in 1994, was employed as the Vice President and General Manager of KBXX-FM for the remainder of the relevant five year period.
     Mr. D. Sullivan has been an officer of the Company and President of Clear Channel Television for the relevant five year period.
     Mr. A. Comegys, prior to his election as an officer of the Company in 1994, was the General Sales Manager for WFTC-TV from October 1993 to November 1994, prior thereto he was General Sales Manager of WAWS-TV for the remainder of the relevant five year period.
     Mr. J. McGraw, prior to his election as an officer of the Company in 1991, was employed as the Vice President and General Manager of WPXC-TV in Portland, Maine for the remainder of the relevant five year period.
     Mr. W. Riordan has been an officer of the Company for the relevant five year period. Mr. Riordan served as General Manager of KSAS-TV from 1990 to 1993. Currently, he is General Manager of WFTC-TV.
     Mr. H. Capron, prior to his election as an officer of the Company in 1993, was the General Sales Manager for KOKI-TV from August 1991 to February 1993, prior thereto he was General Sales Manager of KOFY-TV in San Francisco, California for the remainder of the relevant five year period.
     Mr. S. Spendlove, prior to his election as an officer of the Company in 1993, was the General Sales Manager of KSAS-TV from May 1992 through September 1993, prior thereto Mr. Spendlove was employed by KICU-TV in San Jose, California as the National Sales Manager for the remainder of the relevant five year period.
     Mr. D. D'Antuono, prior to his election as an officer of the Company in 1992, served as General Sales Manager for WPMI-TV for the remainder of the relevant five year period. Currently, he is General Manager of WXXA-TV.
     Mr. J. Peck, prior to his election as an officer of the Company in 1992, was employed as General Sales Manager for WPTY-TV for the remainder of the relevant five year period.
     Mr. J. Whitener, prior to his election as an officer of the Company in 1994, was employed as General Manager for KLRT-TV since August of 1991, prior thereto Mr. Whitener was the General Sales Manager of KOKI-TV for the remainder of the relevant five year period.
     Mr. J. Binkley, prior to his election as an officer of the Company in 1994, was President and CEO of B&G Communications, Inc. for the remainder of the relevant five year period.
     There is no family relationship between any of the executive officers of the Company except that Mark P. Mays, Senior Vice President Operations, and Randall T. Mays, Vice President and Treasurer, are the sons of the President and Chief Executive Officer, L. Lowry Mays.

ITEM 11.  Executive Compensation

     The information required by Item 11 is incorporated by reference to the information set forth under the caption "Executive Compensation" on pages 5 through 8 of the Company's Definitive Proxy Statement dated March 15, 1995. Cash Compensation excludes personal benefits and other forms of non-cash compensation, the aggregate value of which did not exceed the lesser of $25,000 or 10% of the cash compensation shown for each officer. Directors who are not also officers of the Company receive $5,000 for each meeting of the Board of Directors they attend and are reimbursed for travel expenses. Those Board members on the Compensation Committee receive $500 for each meeting they attend.

ITEM 12.  Security Ownership of Certain Beneficial Owners and
Management

     The information required by Item 12 is incorporated by reference to the Company's Definitive Proxy Statement dated March 15, 1995 on pages 2 through 4. Except as described therein, no other individual owns 5% or more of the outstanding Common Stock.



ITEM 13.  Certain Relationships and Related Transactions

     The information required by Item 13 is incorporated by reference to the Company's Definitive Proxy Statement dated March
15, 1995 on pages 13 and 14.

                             PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on
Form 8-K

   (a)1 Financial Statements. The following consolidated financial statements are incorporated by reference to the Registrant's Annual Report on pages 17 through 31.

          Report of Independent Auditors

          Consolidated Balance Sheets as of December 31, 1994 and
          1993.

          Consolidated Statements of Earnings for the Years Ended
          December 31, 1994, 1993 and 1992.

          Consolidated Statements of Changes in Shareholders'
          Equity for the Years Ended December 31, 1994, 1993 and
          1992.

          Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1993 and 1992.

          Notes to Consolidated Financial Statements

   (a)2 Financial Statement Schedules. The following financial statement schedules for the years ended December 31, 1994, 1993 and 1992 are filed as part of this report and should be read in conjunction with the financial statements.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Allowance for doubtful accounts
                                       Charges
                        Balance at    to Costs,     Write-off    Balance
                        Beginning      Expenses    of Accounts  at end of
Description              of period     and other    Receivable    Period
---------------------   ----------     ---------   ------------ ----------
                                      $1,512,703(1)
                                       1,094,093
Year ended                            ----------
 December 31, 1992      $689,919      $2,606,796    $1,517,403  $1,779,312
                        ========      ==========    ==========  ==========

                                      $1,639,545(1)
                                       1,224,460
Year ended                            ----------
 December 31, 1993     $1,779,312     $2,864,005    $1,616,532  $3,026,785
                       ==========     ==========    ==========  ==========

                                      $  442,490(1)
                                       1,394,535
Year ended                            ----------
 December 31, 1994     $3,026,785     $1,837,025    $1,746,314  $3,117,496
                       ==========     ==========    ==========  ==========

(1) Allowance on accounts receivable acquired in acquisitions net of deletion related to dispositions.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Accumulated Amortization of Intangibles

                                       Charges
                        Balance at    to Costs,                  Balance
                        Beginning      Expenses                 at end of
Description              of period     and other   Deletions(1)  Period
---------------------   ----------     ---------   ------------ ----------

Year ended
 December 31, 1992     $10,168,405    $5,702,131       $72,517   $15,798,019
                       ===========    ==========       =======   ===========

Year ended
 December 31, 1993     $15,798,019    $8,230,280         -       $24,028,299
                       ===========    ==========       =======   ===========

Year ended
 December 31, 1994     $24,028,299    $12,029,436    $2,195,935  $33,861,800
                       ===========    ===========    ==========  ===========
(1) Related to disposition of stations and fully amortized intangible assets.
         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

 (a)3  Exhibits.  Refer to (c) below.

 (b) Reports on Form 8-K. A report on form 8-K dated December 14, 1994 was filed during the fourth quarter of 1994 with respect to the acquisition of substantially all of the television broadcasting assets of WXXA-TV in Albany, NY on December 1, 1994. The television station were previously operated by Heritage Broadcasting, Inc. and therefore separate financial statements of the station were not available. Audited balance sheets for the year ended December 31, 1993 and proforma condensed statements of consolidated operations for the year ended December 31, 1993, as well as the unaudited interim statement of operations as of September 30, 1994 were filed as an amendment to this 8-K on Form 8-KA dated February 12, 1995.

 (c) Exhibits

(a) 3.1  -- Articles of Incorporation, as amended, of Registrant
(a) 3.2  -- Amended and Restated Bylaws of Registrant
(a) 4  --   Buy-Sell Agreement among Clear Channel Communications,
            Inc., L. Lowry Mays, B. J. McCombs, John M. Schaefer
            and John W. Barger dated May 31, 1977.
(i) 4.1  -- Revolving Credit and Term Loan Agreement, dated as of
            October 1, 1984, by and among Clear Channel
            Communications, Inc., The Signatory Banks Hereto, and
            The Bank of New York, as Agent.
  4.3  --   Amendment No. 1, dated as of August 25, 1986, to the
            Revolving Credit and Term Loan Agreement, dated as of
            October 1, 1984, by and among Clear Channel
            Communications, Inc., The Signatory Banks thereto and
            The Bank of New York as Agent.
(i) 4.4  -- Amended and Restated Credit Agreement by and among
            Clear Channel Television, Inc., NCNB Texas National
            Bank, Texas Commerce Bank and NCNB Texas National Bank as administrative lender.
(i) 4.5  -- Amendment No. 2, dated as of December 31, 1986, to the
            Revolving Credit and Term Loan Agreement, dated as of
            October 1, 1984, by and among Clear Channel
            Communications, Inc., the Signatory Banks thereto and
            The Bank of New York, as Agent, as amended by Amendment
            No. 1, dated as of August 25, 1986.
(i) 4.6  -- Amendment No. 3, dated as of December 27, 1988, to the
            Revolving Credit and Term Loan Agreement, dated as of
            October 1, 1984, by and among Clear Channel
            Communications, Inc., the Signatory Banks and The Bank of New York, as Agent, as amended by Amendment No. 1, dated as of August 25, 1986, and Amendment No. 2, dated as of December 31, 1986.
(i) 4.7  -- Amendment No. 4, dated as of December 31, 1988, to the
            Revolving Credit and Term Loan Agreement, dated as of
            October 1, 1984, by and among Clear Channel
            Communications, Inc., the Signatory Banks and The Bank of New York, as Agent, as amended by Amendment No. 1, dated as of August 25, 1986, Amendment No. 2, dated as of December 31, 1986, and Amendment No. 3, dated as of
            December 27, 1988.
(i) 4.8  -- Amendment No. 5, dated as of July 14, 1989, to the
            Revolving Credit and Term Loan Agreement, dated as of
            October 1, 1984, by and among Clear Channel
            Communications, Inc., the Signatory Banks thereto and
            The Bank of New York, as Agent, as amended by Amendment
            No. 1, dated as of August 25, 1986, Amendment No. 2, dated as of December 31, 1986, Amendment No. 3, dated as of December 27, 1988, and Amendment No. 4, dated as of December 31, 1988.
(i) 4.9  -- Amendment No. 6 and Waiver No. 1, dated as of September
            30, 1989, to the Revolving Credit and Term Loan
            Agreement, dated as of October 1, 1984, by and among Clear Channel Communications, Inc. The Signatory Banks thereto and The Bank of New York, as Agent, as amended by Amendment No. 1, dated as of August 25, 1986,
            Amendment No. 2, dated as of December 31, 1986,
            Amendment No. 3, dated as of December 27, 1988,
            Amendment No. 4, dated as of December 31, 1988, and
            Amendment No. 5, dated as of July 14, 1989.
(i) 4.10 -- Amendment No. 7, dated as of March 31, 1990, to the
            Revolving Credit and Term Loan Agreement, dated as of
            October 1, 1984, by and among Clear Channel
            Communications, Inc., The Signatory Banks thereto and
            The Bank of New York, as Agent, amended by Amendment
            No. 1, dated as of August 25, 1986, Amendment No. 2, dated as of December 31, 1986, Amendment No. 3, dated as of December 27, 1988, Amendment No. 4, dated as of
            December 31, 1988, Amendment No. 5, dated as of July
            14, 1989, and Amendment No. 6 and Waiver No. 1, dated as of September 30, 1989.
(a)10.16 -- Incentive Stock Option Plan of Clear Channel
            Communications, Inc. dated as of January 1, 1984.
(c)10.18 -- Radio Asset Purchase Agreement dated June 9, 1986, by and between WHAS, Inc. and Clear Channel
            Communications, Inc.
(c)10.19 -- Letter from George N. Gill, dated September 1, 1986, amending the Radio Asset Purchase Agreement dated June
            9, 1986, by and between WHAS, Inc. and Clear Channel
            Communications, Inc.
(d)10.20 -- Television Asset Purchase Agreement dated December 30,
            1988, by and between Michigan Energy, Inc. and Clear
            Channel Television, Inc.
(f)10.22 -- Television Asset Purchase Agreement dated January 31,
            1989, as amended by and between the Roman Catholic
            Diocese of Tucson and Clear Channel Television, Inc.
(g)10.23 -- Television Asset Purchase Agreement dated August 25,
            1989, by and between Malrite of Jacksonville, Inc. and Clear Channel Television, Inc.
(h)10.25 -- Television Asset Purchase Agreement dated July 31,
            1990, by and between Channel 24, Ltd., Debtor in
            Possession and Clear Channel Television, Inc.
(i)10.26 -- Station Affiliation Agreement between Fox Broadcasting
            Company and Clear Channel Television, Inc. for the carriage of programming over WPMI-TV, Mobile, Alabama, dated June 13, 1989.
(i)10.27 -- Station Affiliation Agreement between Fox Broadcasting
            Company and Clear Channel Television, Inc. for the carriage of programming over WAWS-TV, Jacksonville, Florida, dated August 16, 1989.
(i)10.28 -- Station Affiliation Agreement between Fox Broadcasting
            Company and Clear Channel Television, Inc. for the carriage of programming over KOKI-TV, Tulsa, Oklahoma, dated December 28, 1989.
(i)10.29 -- Station Affiliation Agreement between Fox Broadcasting
            Company and Clear Channel Television, Inc. for the carriage of programming over KSAS-TV, Wichita, Kansas, dated July 10, 1989.
(j)10.30 -- Television Asset Purchase Agreement dated January 27,
            1992, by and between Chase Broadcasting of Memphis, Inc. and Clear Channel Television, Inc.
(j)10.31 -- Radio Asset Purchase Agreement dated January 31, 1992, by and between Noble Broadcasting of Connecticut, Inc.
            and Clear Channel Radio, Inc.
(j)10.32 -- Radio Asset Purchase Agreement dated April 19, 1992, by and between Edens Broadcasting, Inc. and Clear Channel
            Radio, Inc.
(k)10.33 -- Radio Asset Purchase Agreement dated January 31, 1993, by and between KHFI Venture, LTD. and Clear Channel
            Radio, Inc.
(l)10.34 -- Radio Asset Purchase Agreement dated December 28, 1992, by and between Westinghouse Broadcasting Company, Inc.
            and Clear Channel Radio, Inc.
(l)10.35 -- Radio Asset Purchase Agreement dated December 23, 1992, by and between Inter-Urban Broadcasting of New Orleans
            Partnership and Snowden Broadcasting, Inc.
(m)10.36 -- Television Asset Purchase Agreement dated August 19,
            1993, by and between Television Marketing Group of Memphis, Inc. and Clear Channel Television, Inc.
(n)10.37 -- Radio Asset Purchase Agreement April 1, 1993, by and
            Capital Broadcasting of Virginia, Inc. and Clear
            Channel Radio, Inc.
(o)10.38 -- Television Asset Purchase Agreement dated August 31,
            1993, by and between Nationwide Communications, Inc.
            and Clear Channel Television, Inc.
(p)10.39 -- Radio Asset Merger Agreement dated March 22, 1994, by and between Metroplex Communications, Inc. and Clear
            Channel Radio, Inc.
(q)10.40 -- Radio Partnership Interest Purchase Agreement dated
            April 5, 1994, by and between Cook Inlet
            Communications, Inc. and WCC Associates and Clear
            Channel Radio, Inc.
(r)10.41 -- Television Asset Purchase Agreement September 12, 1994,
            by and between Heritage Broadcasting Company of New
            York, Inc. and Clear Channel Television, Inc.
(s)10.42 -- Radio Asset Purchase Agreement dated November 17, 1994, by and between Noble Broadcast of Houston, Inc. and Clear Channel Radio, Inc.
    13.1 -- Annual Report to Shareholders for Fiscal Year Ended
            December 31, 1994.

      21 -- Subsidiaries of the Registrant.
      23 -- Consent of Independent Auditors.
      27 -- Financial Data Schedule

     (a) -- Incorporated by reference to the similarly numbered exhibits of the Company's Registration Statement on Form S-1 (Reg. No. 2-89161) dated April 19, 1984.
     (b) -- Incorporated by reference to the Registrant's Form 8-K dated October 15, 1984.
     (c) -- Incorporated by reference to the Registrant's Form 8-K dated September 10, 1986.
     (d) -- Incorporated by reference to the Registrant's Form 8-K dated January 11, 1989
     (e) -- Incorporated by reference to the Registrant's Form 10-Q dated November 14, 1989
     (f) -- Incorporated by reference to Registrant's Form 10-Q dated March 31, 1989.
     (g) -- Incorporated by reference to the Registrant's Form 8-K dated October 11, 1989
     (h) -- Incorporated by reference to the Registrant's Form 10-Q dated November 7, 1990.
     (i) -- Incorporated by reference to the Company's registration statement on Form S-2 dated July 30, 1991.
     (j) -- Incorporated by reference to the Registrant's Form 8-K dated July 14, 1992.
     (k) -- Incorporated by reference to the Registrant's Form 8-K dated March 23, 1993.
     (l) -- Incorporated by reference to the Registrant's Form 10-Q dated May 12, 1993.
     (m) -- Incorporated by reference to the Registrant's Form 8-K dated September 2, 1993.
     (n) -- Incorporated by reference to the Registrant's Form 10-Q dated November 1, 1993.
     (o) -- Incorporated by reference to the Registrant's Form 8-K dated October 27, 1993.
     (p) -- Incorporated by reference to the Registrant's Form 8-K dated October 26, 1994.
     (q) -- Incorporated by reference to the Registrant's Form 10-Q dated November 14 1994.
     (r) -- Incorporated by reference to the Registrant's Form 8-K dated December 14, 1994.
     (s) -- Incorporated by reference to the Registrant's Form 8-K dated January 13, 1995.

EXHIBIT 21

Subsidiaries of Registrant, Clear Channel Communications, Inc.


              Name                         State of Incorporation
              ----                         ----------------------
Clear Channel Communications of Memphis, Inc.        Texas
Clear Channel Television, Inc.                       Nevada
Clear Channel Radio, Inc.                            Nevada
Clear Channel Television Licenses, Inc.              Nevada
Clear Channel Radio Licenses, Inc.                   Nevada
Clear Channel Management, Inc.                       Delaware
Snowden Broadcasting of New Orleans, L.C.            Texas
Clear Channel Metroplex, Inc.                        Nevada
Clear Channel Metroplex Licenses, Inc.               Nevada
Clear Channel Holdings, Inc.                         Nevada
Clear Channel Productions, Inc.                      Nevada
CCC-Houston AM LTD                                   Texas
CCR Houston-Nevada, Inc.                             Nevada

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned on March 30, 1995, thereunto duly authorized.

                             Clear Channel Communications, Inc.
                             (Registrant)




                             By L. Lowry Mays
                                ------------------------
                                L. Lowry Mays, President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature               Title                       Date

L. Lowry Mays           President and Director      March 30, 1995
--------------------                                --------------
L. Lowry Mays           (Chief Executive Officer)

Herbert W. Hill, Jr.    Vice President/Controller   March 30, 1995
--------------------                                --------------
Herbert W. Hill, Jr.    (Principal Financial Officer)


B. J. McCombs           Director                    March 30, 1995
--------------------                                --------------
B. J. McCombs


Alan D. Feld            Director                    March 30, 1995
--------------------                                --------------
Alan D. Feld


Theodore H. Strauss     Director                    March 30, 1995
---------------------                               --------------
Theodore H. Strauss


John H. Williams        Director                    March 30, 1995
---------------------                               --------------
John H. Williams

                Consent of Independent Auditors

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Clear Channel Communications, Inc. of our report dated February 17, 1995, included in the 1994 Annual Report to
Shareholders of Clear Channel Communications, Inc.

Our audits also included the financial statement schedules of Clear Channel Communications, Inc. listed in Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in the Registration Statements (Form S-8) pertaining to the 1984 Incentive Stock Option Plan of Clear Channel Communications, Inc. (No. 33-14193) and the Clear Channel Communications, Inc. Nonqualified Stock Option Plan (No. 33-59772) of our report dated February 17, 1995, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedules included in this Annual Report (Form 10-K) for the year ended December 31, 1994.

                                        ERNST & YOUNG LLP


San Antonio, Texas
March 30, 1995


ACCOMPLISHMENTS OF 1994

Record Sales

Achieved record sales of $200,695,000, an increase of 48 percent compared to sales of $135,680,000 in 1993.

Record After Tax Cash Flow

Generated more than $46,866,000 in after tax cash flow, bettering by 76 percent 1993's record of $26,638,000.

Record After Tax Cash Flow Per Share

Reported after tax cash flow per share of $2.70, an increase of 58 percent over the $1.71 reported in 1993.

Record Operating Profits at the Station Level

Earned $72,673,000 in station operating income before depreciation and amortization, up 72 percent from $42,193,000 in 1993.

Expanded Corporate Credit

Expanded the Company's overall revolving line of credit to $350 million for acquisitions and development purposes.

NYSE Listing

Applied for and obtained listing of Clear Channel Communications, Inc. Common Stock on the New York Stock Exchange; traded under the symbol CCU.

Radio Acquisitions

Acquired stations KBXX-FM, KMJQ-FM, KPRC-AM and KSEV-AM in Houston, Texas; WNCX-FM and WERE-AM in Cleveland, Ohio; KEBC-FM in Oklahoma City, Oklahoma; WBGG-FM and WHYI-FM in Miami, Florida; and WMTX-
AM/FM in Tampa, Florida.

Television Acquisitions

Boosted to nine the Company's TV stations with the purchase of WXXA-TV, the Fox affiliate in Albany, New York and KLRT-TV, the Fox Affiliate in Little Rock, Arkansas.

Strengthened Management

Strengthened management at all levels and updated the Company's strategic plan.

Financial Highlights

In Thousands Except Per
Share Amounts                      1994         1993       % Change
--------------------------         --------     --------     -----
Gross broadcasting revenue         $200,695     $135,680      +48
Station operating income before
   depreciation, amortization
   and corporate expenses            72,673       42,193      +72
Operating income                     42,904       21,282     +102
Net income                           22,009        9,123     +141
Net income per share                   1.27          .59     +115
After tax cash flow (1)              46,866       26,638      +76
After tax cash flow per
   share (1)                           2.70         1.71      +58

(1)  Defined as net income plus depreciation, amortization
(excluding film rights) and deferred taxes.
Financial Highlights

                        1994     1993     1992    1991     1990

Gross Revenue
   (in millions)       $200.7   $135.7    $94.5    $74.1    $69.6

Station Operating Income
   (before depreciation
    and amortization in
    millions)            72.7     42.2     28.7     19.4     16.8

After Tax Cash Flow(1)
   (in millions)         46.9     26.6     17.1      9.3      6.8

After Tax Cash Flow(1)
   (per share)           2.70     1.71     1.16      .72      .59

(1)  Defined as net income plus depreciation, amortization
(excluding film rights) and deferred taxes.

LETTER TO THE SHAREHOLDERS

Dear Fellow Shareholders:

Nineteen ninety-four was the most successful year in your Company's history. Financial results again achieved record levels in our core businesses of radio and television broadcasting. Gross revenue reached $200,695,000, up 48 percent compared to 1993. After tax cash flow increased 76 percent from $26,638,000 to $46,866,000. Station operating income before depreciation and amortization rose 72 percent to $72,673,000. After tax cash flow per share increased from $1.71 to $2.70, a 58 percent gain. Net income increased 141 percent to $22,009,000, or $1.27 per share, compared to $9,123,000, or $.59 per share.

Both the radio and the television divisions contributed to this strong performance. Radio gross revenue increased 32 percent in 1994 compared to 1993, while station operating income before depreciation and amortization increased 64 percent versus the same period a year ago. Television gross revenue increased 71 percent in 1994, while station operating income before depreciation and amortization increased 79 percent compared to 1993. These increases were characterized by improved results at our stations, in addition to new station acquisitions.

Radio

The year was marked by significant investments in radio, with our principal focus being to take advantage of the new duopoly rules.
Generally, these rules allow ownership of a maximum of two AM and two FM stations in the same market. Strategic investments included:

     HOUSTON - The Company added to its presence in the Houston market in 1994 through a series of acquisitions and divestitures. The initial step was the acquisition of KBXX-FM on August 15, 1994 for $21 million. The Company then acquired KMJQ-FM and KYOK-AM for approximately $38.5 million and immediately divested itself of KYOK-AM, as well as KHYS-FM and KALO-AM, all effective on January 1, 1995, to comply with Federal Communications Commission (FCC) ownership regulations. In addition, effective January 1, 1995 the Company acquired an 80% interest in a partnership, which owns and operates KPRC-AM and KSEV-AM, for $26.8 million. This partnership is managed by the Company. Management believes that Houston is poised for strong growth and the Company is well positioned to take advantage of this growth.

     MIAMI - The Company made two acquisitions in Miami during 1994. The first was the purchase of WAXY-FM (now WBGG-FM) on March 9 for approximately $14 million. In October, the Company completed its merger with Metroplex Communications, Inc. ("Metroplex") in a transaction valued at approximately $48 million. WHYI-FM was one of the five stations included in the merger. WBGG-FM, rejuvenated after a successful format change to rock oldies, is now paired with WHYI-FM. Both stations are poised for an excellent 1995.

     TAMPA - As part of the Metroplex merger, the Company added the successful WMTX-AM/FM combo to our stations WRBQ-AM/FM. The synergy provided by this acquisition will make your Company an even more powerful force in Tampa radio.

     CLEVELAND - Long recognized as the "Home of Rock-n-Roll," the Company, through the Metroplex merger, entered Cleveland with the acquisition of WNCX-FM and WERE-AM. In addition, the Company entered into a long-term joint sales agreement with WENZ-FM, whose modern rock format complements WNCX-FM's classic rock format.

     OKLAHOMA CITY - Effective January 1, 1994, the Company expanded its ownership in Oklahoma City with the acquisition of KEBC-FM for $7.5 million. This brings our investment to two FMs, one AM, a news and agriculture network and two college sports networks based in this market.

     All of these acquisitions were quickly phased into our operations contributing to the success of the radio division. Our latest duopoly will be in New Orleans, where the Company is waiting to transfer the remaining interest in WYLD-FM from Snowden Broadcasting of New Orleans, L.C. WYLD-FM will complement WQUE-FM and WODT-AM (formerly WQUE-AM) already owned by the Company, in New Orleans. After the addition of the strategic investments above, the Company will own a total of 20 FM and 15 AM stations in 12 markets and has created duopoly positions in each of its radio markets where it is permitted by FCC regulations.

Television

     1994 marked the first year in which Fox affiliates began broadcasting National Football League (NFL) games. As anticipated, the association with the NFL has led to rating increases in most of our Fox markets and has promoted the wider acceptance of Fox as a national network. Throughout 1994 we continued to focus on increased profitability and attractive acquisitions. Strategic investments included:

     LITTLE ROCK - In 1994, the Company loaned Clear Channel Television of Little Rock (CCTLR) $18.9 million to retire indebtedness and exercised its option to acquire the remaining 51% of CCTLR for a nominal amount. CCTLR owned and operated KLRT-TV, the Fox affiliate in Little Rock, and marketed the commercial advertising time for KASN-TV, the independent television station serving Little Rock.

     ALBANY - On December 1, the Company acquired WXXA-TV, the Fox affiliate in Albany, for $25.5 million. The acquisition further diversified the Company's television investments into the northeast and the Company is pleased and excited to enter this New York market.

     These investments have been phased in and contributed significantly to our operations. The Albany addition brings our television ownership to eight Fox affiliates and one independent station in nine markets. The Company is enthusiastic about the future of broadcast television and hopeful that the FCC and Congress will continue their discussions regarding relaxation of the ownership rules and take action in the near future.

Diversification

     In 1987, 27 percent of the Company's total revenue was generated from two radio stations in Louisville. In addition, the Company had 15 profit centers. Since that time, the Company has strategically diversified into many markets and numerous operating units. In 1994, Clear Channel's largest revenue market was Minneapolis with ten percent of total revenue and the Company grew to 59 profit centers. We believe this diversification is one of the greatest strengths of the Company and one of the primary reasons why it continues to exhibit strong growth in earnings and is able to access capital at extremely attractive rates relative to the industry.

Access to Capital

     During the year, the Company renegotiated and expanded its credit facility to a $350 million eight year revolving line of credit. This new credit facility will allow Clear Channel to continue to evaluate and act upon acquisition opportunities in both radio and television that meet our stringent investment criteria and which we believe will enhance your shareholder value.

New York Stock Exchange

     Since November 4, 1994, your stock has been trading on the New York Stock Exchange, the world's largest market for publicly held investments. The Company has been publicly owned for ten years and has spent the past seven years on the American Stock Exchange. It is our hope that the move will bring greater visibility and liquidity to your investment.

Our People

     Our business is people oriented, and the exceptional caliber of Clear Channel's 1,700 employees is the most important reason for our success. In our decentralized environment, it is not the people at the corporate headquarters who run our 59 profit centers, but the on-site managers who are charged with increasing the revenue and earnings of the Company. They are the backbone and key to our business.

     The Company's ability to consistently improve its performance is due directly to the outstanding performance of these employees. Clear Channel boasts the highest quality management team at the station level in the industry. In turn, these managers attract and retain excellent employees.

Future

     Clear Channel continues to devote significant attention to long-term planning. We remain committed to decentralized, flexible, entrepreneurial business units that place emphasis on simplifying structures and procedures while maintaining sound centralized financial management. In 1995 your Company will seek to increase the performance of its existing properties as well as look for strategic acquisitions that meet its stringent investments criteria. We look forward to a prosperous 1995.

L. Lowry Mays
President and Chief Executive Officer
March 1, 1995

Picture of L. Lowry Mays

January

Acquires KEBC-FM in Oklahoma City, giving Clear Channel three stations in that market

February

Five-for-four stock split
Acquires remaining interest in KLRT-TV in Little Rock, AR

March

Boosts station lineup to 17 FM, 14 AM and eight TV stations with acquisition of WAXY-FM in Miami, FL (now WBGG-FM )

April

Reports first quarter gross revenue of $39 million, up 62 percent from same period one year ago; after tax cash flow is up 94 percent to $7.5 million (44 cents per share)

May

Completes sale of four stations in smaller markets to position
Clear Channel for acquisition of KBXX-FM in Houston and merger with Metroplex

June

Earns 69 cents per share in after tax cash flow during second quarter, up 64 percent from the same period a year ago

July

Completes negotiation to acquire KBXX-FM in Houston, TX the initial step in solidifying Clear Channel's presence in one of Texas' largest markets with four stations

August

Negotiated expansion of revolving credit facility to $350 million which was finalized in September.

September

Generates third quarter gross broadcasting revenues of $47.6 million up 48 percent; after tax cash flow increases 84 percent to $11.6 million (67 cents per share)

October

Completes merger with Metroplex Communications

November


Begins trading on New York Stock Exchange under the symbol of CCU

Purchases Fox affiliate WXXA-TV in Albany, NY

December

Hits highest mark in after tax cash flow, $2.70 per share; gross broadcast revenues topped $200 million, up 48 percent

January, 1995

Finalizes Houston acquisition strategy by closing KPRC, KSEV and KMJQ; while concurrently divesting KYOK, KHYS and KALO

THE HISTORY OF CLEAR CHANNEL COMMUNICATIONS

Clear Channel Communications, Inc. traces its history to the 1920s and beyond, back to the early years of radio. Radio as we know it today emerged from the explosion of scientific activity of newly industrialized European and American societies; it sprang from the far-fetched dreams of scores of scientists, inventors, publishers, theorists and entrepreneurs. The medium made its debut as a novelty at the world's fair of 1908. It would later awaken society with the power of its signal. Thanks to a 1910 Congressional mandate requiring ship-to-shore radio equipment to be installed on all government and commercial carriers, shipwrecked passengers were able to be lifted from the North Atlantic in 1912, by other ships answering the sinking Titanic's distress radio call.

The indispensable nature of radio continues to be central to our modern civil defense system; the protocol of specially designated "clear channel" stations across the nation, transmitting at a high frequency band reserved to provide communication during times of emergency, is still fully operational. Clear Channel Communications, Inc. is justly proud of the role its three namesake "clear channel" stations in Louisville, San Antonio, and Richmond serve in the disaster alert system and military readiness.

The pioneers of radio cultivated an open field of possibilities; entrepreneurs like Credo Harris and Robert Worth Bingham could build a transmitter in Kentucky for just $10,500 in 1922 (an investment of $100,000 in 1994 dollars) and establish the roots of a broadcasting operation. Newspaper publishers, approaching the peak years of the urban daily papers, realized that a listening audience could be added to their existing reading audiences through the growing medium of radio, expanding the horizons of publishing beyond print. And radio could deliver something the newspaper could not: live entertainment.

City folk and farmers alike fell in love with radio. Jack Benny's off-key violin, Enrico Caruso's matchless tenor, the somber news from Normandy Beach and Jackie Robinson's first home run in the majors--radio brought them all into the American parlor. As a programming medium, it transcended its vaudeville roots to achieve concert hall stature, helping it to become a principal engine of modern marketing. It knit the nation together, following the lights of rural electrification into the heartland. In time, an AM radio was a standard feature in the dashboard of all new model cars; thus, radio travelled by automobile into the suburbs with its growing audience, adding FM along the way. But, while sending signals further and carrying more diverse formats with each approaching year, radio could still deliver a local message and support regional advertising. This principle continues to be a hallmark of Clear Channel's customer service and market development strategy.

Radio remained strong, even as the commercial viability of television expanded into the 1950s. Since then, radio has continued to enhance its liaison with its audience. Just as listeners of Clear Channel's heritage station wrva in Richmond gathered around their home sets in 1927 to hear the station's live coverage of the ticker-tape parade for Charles Lindbergh, office workers in 1995 tuned directly into the courtroom for the murder trial of O.J. Simpson on both radio and television.

By the time the Philips Company had delivered one million television sets in the early 1960s, radio had shaped the basic framework of programming, news coverage and commercial sponsorship after which television broadcast would be patterned. As the post-war American and world economies boomed, television blossomed as a programming medium and led the advertising industry in marketshare.

The television industry flourished as an entertainment medium. Americans developed a passionate appetite for news and programming. Television invited us to laugh at ourselves with Abbott and Costello, meet the Beatles with Ed Sullivan and walk on the moon with American astronauts. It gave generations of children Big Bird, Mr. Rogers and Bugs Bunny. The television industry wrapped the diverse mix of popular culture, motion pictures, entertainment, news and advertising into a cohesive package, and delivered it to millions of homes a day by 1994.

At its present pervasive scope, television is simultaneously a mirror of, and influence on, what viewers think, eat, vote, and buy. And television, especially when effectively combined with radio advertising, is a formidable marketing tool for local, regional, and national advertisers. At Clear Channel, we believe both radio and television can be cost-effective media for our advertisers, one complementing the other in a two-pronged strategy.

Characterized by a need for greater flexibility, faster response to market trends and more accurate targeting of advertising dollars, the economic climate of the second half of the century dictated the need for refinement of strategies and delivery of the advertiser's message to targeted market segments. Commencing the ongoing process of reinventing itself, broadcast in the 1970s was once again a wide open field, ripe for change.In this atmosphere of flux and shifting balances, San Antonio investment banker L. Lowry Mays and regional automotive retailer B.J. "Red" McCombs combined entrepreneurial forces to capitalize on the potential of the evolving broadcast technology, namely the expansion of fm transmission. Taking a risk on the underutilized fm band, Mays and McCombs purchased San Antonio's KEEZ-FM (now KAJA) in 1972, taking the first step toward building what has become a major, well-diversified, publicly traded communications corporation.

In 1975, the partners acquired WOAI-AM in San Antonio, Texas, a respected station broadcasting popular music and reporting agricultural and local news. WOAI-AM, part of the nation's emergency broadcast network and the only class 1-A station at the time, brought the company its "Clear Channel" name. After the $1.5 million acquisition, station executives fine-tuned WOAI's format to news-talk, added sports reporting and increased its emphasis on local news. Then as today, WOAI's news and sports coverage consistently receives accolades and national and state awards.

Expanding into Texas and Oklahoma, Clear Channel added stations
KMOD-FM and KAKC-AM in Tulsa, Oklahoma in 1973,  and KPEZ-FM in
Austin, Texas in July 1982.

With an Initial Public Offering in 1984, Clear Channel attracted equity capital to fuel growth, adding stations in New Orleans, Louisiana; New Haven, Connecticut and Oklahoma City, Oklahoma. In addition, the Company purchased its first news and agricultural network, the Oklahoma News Network.

In 1986 Clear Channel acquired two landmark stations in Louisville,
Kentucky: WHAS-AM and WAMZ-FM. WHAS, a news and adult contemporary format, became the Company's second "clear channel" station, and both stations accounted for 27% of total broadcast revenues during the first full year (1987) they were part of the Clear Channel portfolio.

Starting with its early purchases, Clear Channel executives developed innovative operating strategies for their stations. Station management places a strong emphasis on direct local sales, working one-on-one with customers to craft promotional strategies that Clear Channel customers can use to improve their company's bottom line. This common-sense approach allows customers to measure their results immediately and provides more control and stability for advertising revenues.

Clear Channel remains resilient in the face of competitive and fast-changing trends in the advertising industry. Radio continues as a strong advertising venue, reaching almost 80 percent of the American population on a daily basis (96 percent on a weekly basis). On average, listeners spend three hours and 20 minutes a day tuned to radio programs.

Clear Channel's sound operational strategies have enhanced its ability to attract investment capital. Since becoming a public company in 1984, Clear Channel executives have successfully raised capital for expansion and acquisition purposes, helping the Company reach its position as one of the largest owners of radio properties and Fox-affiliated television stations.

The Company entered the television market at a time when the cost to acquire radio stations moved above levels at which Clear Channel executives believed they could invest at and still deliver satisfactory rates of return for their shareholders. Thus, with Clear Channel's 1988 purchase of television station WPMI-TV (which serves the Mobile, Alabama and Pensacola, Florida markets), the Company redirected its growth into television broadcasting. In 1994, the Company added its ninth television property with the recent purchase of WXXA-TV in Albany, New York.

Television has grown well beyond the familiar three networks of its first decades. The Fox Network, taking its place among the major networks, has brought Clear Channel the benefits of improved ratings, seven nights of programming, excellent name recognition and broadcast rights for attractive sponsorship opportunities such as the National Football Conference games. The result has been the efficient coupling of increased advertising rates with reduced programming costs for our stations.

As the Federal Communications Commission (FCC) has increased ownership levels for broadcast properties, Clear Channel consistently has moved to capitalize on economies of scale, creating potent market thrust. The addition of strategically aligned broadcast facilities and local marketing and time sales agreements gives the Company an advantage in developing market-specific opportunities for our advertising customers.

Clear Channel has capitalized on the expanded ownership of radio and television stations to enhance its competitive position in virtually every market in which it operates. With recent acquisitions and strategic alliances, Clear Channel now has a strong market presence in Albany, Austin, Cleveland, Houston, Jacksonville, Little Rock, Louisville, Memphis, Miami/Ft. Lauderdale, Minneapolis, Mobile/Pensacola, New Haven, New Orleans, Oklahoma City, Richmond, San Antonio, Tampa, Tulsa, and Wichita.

In a complex confluence of rapid technological advances, a changing political climate, and the forces of economic change, the telecommunications, broadcast and entertainment industries are vying for increasingly overlapping marketshares of products and services. As with any other major industry, the future of broadcasting belongs to companies who will respond to change quickly and with assertiveness to better serve their customers. For example: the FCC is reviewing its "one-to-a-market" rule in television ownership. In addition, the FCC and Congress are reviewing significant increases in ownership limits in both radio and television. A favorable change in these guidelines could dramatically improve the broadcast landscape.

With a focus on the challenges and opportunities presented by technological developments, Clear Channel is empowered to act decisively. The Company's debt levels remain conservative, and bank credit available for acquisitions has been expanded to $350 million from $150 million. In November of 1994, Clear Channel Communications' stock began trading on the New York Stock Exchange under the symbol CCU. Each year Clear Channel has broken its previous year's gross revenues, and at the end of 1994 had grown to more than $200 million in annual revenues generated through 35 radio stations, 9 television stations, four networks, multiple sports broadcasting contracts and various time sales and local marketing agreements.

Throughout its history, Clear Channel Communications, Inc. has been driven by one solid standard: To help its customers sell their products and services. Our unique level of emphasis on generating results for our customers, many of whom enjoy decades-long relationships with individual stations, sharply focuses our energies towards maintaining the quality of our shared future. Targeting and reaching this goal is our earnest wish and a welcome challenge.

Picture of the Alamo in San Antonio, Texas

     "News of the fall of the Alamo in 1836 would take 36 days to reach New York, in sharp contrast to the instantaneous newsmaking we experience today."

Picture of typical American commuters

     "When Americans moved to Suburbia, marketers quickly realized the potential offered daily by the newly mobile but "captive" commuter audience."

Picture of the Statue of Liberty

     "When she arrived in 1886, it was possible to ship the 40-ton Statue of Liberty across the Atlantic--but not to send a wireless message."

Picture of Steve Young
     "1994 began Fox Network's coverage of NFL season games. This year's NFC Championship game on Fox was the highest rated championship game in history."

Picture of station personnel giving Red Cross a donation

     "Each station is intimately involved in its local community.
     Our commitment to our service areas is matched only by our commitment to providing results for our customers."

Picture of Bart Simpson

     "The Simpsons stormed onto television in 1988, leading the charge for the new Fox network."

Picture of Man in Space

     "New technology leads the way to expanded earning possibilities."

Picture of WMTX remote broadcast equipment

     "WMTX-FM and AM join the Clear Channel Family."
A Timeline In History

1860
         1861-65: Lincoln

                  1864
                        Britisher James C. Maxwell develops the
                        theory of electromagnetism

         1861-65:  Lincoln

         1865-69:  Johnson

         1869-77:  Grant

1880
         1877-81:  Hayes

         1881-81:  Garfield

         1881-85:  Arthur

                  1884
                        Inventor Thomas Edison develops a system of wireless communication between moving trains and railway stations

         1885-89:  Cleveland

                  1887
                        German Heinrich Hertz demonstrates rapid variations in electrical current (radio waves) can be projected into space

         1889-93:  Harrison

         1893-97:  Cleveland

                  1895
                        Italian Gugliermo Marconi secures first
                        patent for telegraphing without wires

1900

1901

         1897-01:  McKinley

                  1901
                        Banner headlines "Wireless spans the
                        ocean" trumpet Marconi's achievement:
                        Morse code "s" is sent from England to
                        Newfoundland by wireless telegraph

1905

         1901-09:  Roosevelt

                  1904
                        British scientist John Ambrose Fleming
                        invents vacuum tube (later refined by
                        Canadian Reginald Fessender and American
                        Lee DeForest)
                  1908
                        DeForest broadcasts recorded music from
                        Eiffel Tower for reception 500 miles
                        away
1910

         1909-13:  Taft

                  1910
                        Congress passes law requiring passenger
                        ships to have radio equipment and
                        operators

                  1912
                        More than 700 passengers aboard U.S.S.
                        Titanic saved after wireless call for
                        help

1915

         1913-21:  Wilson

                  1919
                        Radio Corporation of America founded to
                        buy Marconi's American assets, cross-
                        licensing with General Electric and
                        Westinghouse

1920

                  1920
                        A research engineer and business executive open first commercially licensed station,
                        KDKA, which broadcasts returns of Harding-
                        Cox presidential election

1921

         1921-23:  Harding

1922

                  1922
                        WEAF (now WNBC) in New York broadcasts 10-minute show for Long Island real estate company, first sponsored programming in the nation

                  1922
                        G.A.C. Halff signs on WOAI-AM, San
                        Antonio, TX, a 500-watt transmitter
                        broadcasting on 1190 AM band

                  1922

                        WHAS-AM Louisville, KY signs on July 18
1923
         1923-29:  Coolidge

1924

1925

                  1925
                        WOAI increases power to 1000 watts, and
                        airs first commercial spot

                  1925
                        Heritage stations WRVA-AM, Richmond, VA
                        and KPRC-AM, Houston, TX sign on the air

1926

                  1926
                        Sept: RCA forms National Broadcasting Co.
                        to handle its broadcasting, forming NBC
                        Red and NBC Blue networks (government
                        later forces NBC to sell Blue in 1943,
                        becoming American Broadcasting Co. in
                        1945)

1927

                  1927
                        January: Columbia Broadcasting Service
                        (CBS) organized
                  1927
                        KTOK-AM, Oklahoma City, OK signs on
                        January
                  1927
                        Radio Act of 1927 establishes radio
                        airwaves as property of U.S. citizens, to
                        be regulated by Federal Radio Commission
1928

1929
         1929-33:  Hoover

                        WOAI increases power to legal limit of
                        50,000 watts, making it the most powerful
                        station in South Texas
1930
         1933-45:  Roosevelt

                  1935
                        WELI-AM, New Haven, CT signs on
                  1937
                        Seventeen experimental TV stations are in
                        operation
                  1937
                        WRVH-Richmond, VA signs on
                  1938
                        Orson Welles' Mercury Theater makes its
                        War of the Worlds broadcast
1940

                  1941
                        FCC authorizes FM radio, opening band in 1945; also authorizes black and white TV frequencies (4700 sets in New York)
         1945-53:  Truman

                        WOAI changed to AM 1200 as part of the
                        emergency clear channel system
                  1948
                        Milton (Mr. Television) Berle becomes
                        Master of Ceremonies of The Texaco Star
                        Theater

                  1948
                        WNCX-Cleveland, OH signs on
                  1948
                        WMTX-Tampa, FL signs on
                  1949
                        WRXL-Richmond, VA signs on
                  1949
                        WERE-Cleveland, OH signs on

1950

                        The Journal Co. of Milwaukee goes on-air with WTMJ-TV, an NBC affiliate in Milwaukee, the first commercial TV operation

         1953-61:  Eisenhower

                  1954
                        WRBQ-Tampa, FL signs on

                  1959
                        KMOD-Tulsa, OK signs on

                        CBS receives FCC approval for color TV

                        FCC issues Sixth Report and Order which
                        establishes TV channels 2-13 on VHF and
                        14-83 on UHF

1960

         1961-63:  Kennedy

                  1961
                        KJYO-Oklahoma City, OK signs on

                        First televised presidential debate,
                        between Richard M. Nixon and John F.
                        Kennedy

         1963-69:  Johnson

                  1967
                        KEBC-Oklahoma City, OK signs on

         1969-73:  Nixon

1970

                  1972
                        L. Lowry Mays and B.J. "Red" McCombs team up to purchase KEEZ-FM, now KAJA-FM

         1973-77:  Ford

                  1975
                        Clear Channel Communications, Inc.
                        purchases WOAI for $1.5 million, changing its pop music and news format to news-talk/sports radio

                  1976
                        All in the Family drops from televisions first-place spot after a six-year run

         1977-81:  Carter

1980

         1981-89:  Reagan

                  1984
                        Company creates a sports division that
                        owns rights to broadcast college football games

                  1984
                        Company issues stock and begins trading
                        under symbol CLCH; IPO price adjusted for splits and dividends - $2.11 per share, April

                  1984
                        Five stations and the Oklahoma News
                        Network added to the fold, September

                        Purchases WHAS-AM and WAMZ-FM in
                        Louisville; WHAS becomes the second "clear channel" station and both contribute almost 17 percent of total revenues to parent by 1990

                        Fox Network begins airing

                        Company adds first television station to lineup, buying WPMI-TV in Mobile, AL, an affiliate of the Fox System

         1989-93:  Bush

1990

                  1992
                        FCC changes rule on radio ownership,
                        increasing levels from 12 to 18 for FM and AM stations

                  1992
                        Four more Fox affiliates come into the
                        fold; WAWS-TV, Jacksonville, FL; KOKI-TV,
                        Tulsa, OK; WPTY-TV, Memphis, TN; and KSAS-
                        TV, Wichita, KS

         1993:  Clinton

                  1993
                        Company adds WFTC-TV in Minneapolis, MN

1994

                        Begins trading on the New York Stock
                        Exchange under the symbol CCU

                        FCC expands station ownership levels to 20
                        FM and 20 AM
CLEAR CHANNEL CREED

We are in the business of selling goods and services for our advertising customers. Our service is a partnership to that end. In doing so we believe maximizing the satisfaction of our customers is our most important concern as a means of warranting their continued loyalty.

We believe

* in providing superior value to customers through high quality, technologically advanced, fairly priced services designed to meet customer needs better than all alternatives.

* Clear Channel people are our most important asset, making the critical difference in how we perform and what separates us from our competitors.

* we have an obligation for the well-being of the communities in which we work. We further believe the future of the broadcasting industry is closely tied to public service and the standards we set will be measured critically by the communities we serve and the regulators who license us.

We believe excellence is the standard we seek to achieve by encouraging and nourishing:

         *        Respect for the individual.
         *        Honest, open communication.
         *        Individual development and satisfaction.
         *        A sense of ownership in Clear Channel's success.
         *        Participation, cooperation and teamwork.
         *        Creativity, innovation and initiative.
         *        Prudent risk-taking.
         *        Recognition and rewards for achievement.

We believe success is measured by:

         *        Achieving leadership in the markets we serve.
         * Developing our own people to form the building blocks of our internal growth and expansion.
         * Maintaining the highest standards of ethics and integrity in every action we take and in everything we do.

We believe the ultimate measure of our success is to provide a superior value to our stockholders, balancing near term and long term objectives.

INVESTMENT HIGHLIGHTS

                              Five Year Cumulative Return
(Assumes $1,000 invested in Clear Channel Stock December 31, 1989)

     1989                                    $ 1,000
     1990                                      1,099
     1991                                      1,461
     1992                                      2,634
     1993                                      7,434
     1994                                     10,253

Performance Graph

                Indexed Yearly Stock Price Close
          Prices Adjusted for Stock Splits and Dividends
                  (December 31, 1989 = 1.00)

          Clear Channel                   Paul Kagan Associates
          Communications      S&P 500     Broadcast Index

1989       1.0                1.0         1.0
1990       1.1                0.93        0.78
1991       1.46               1.18        0.76
1992       2.63               1.23        0.92
1993       7.43               1.32        1.23
1994      10.25               1.3         1.36

REVENUE BY MARKET


          Market              Percent of Revenue

          Minneapolis                     9.9%
          Memphis                         9.4%
          Tulsa                           8.7%
          Louisville                      8.4%
          San Antonio                     8.3%
          Richmond                        7.6%
          Oklahoma City                   6.0%
          Jacksonville                    5.8%
          Mobile/Pensacola                5.1%
          Tampa                           4.2%
          New Orleans                     4.2%
          Wichita                         4.0%
          Austin                          4.0%
          New Haven                       3.9%
          Little Rock                     3.8%
          Houston                         2.6%
          Miami/Ft. Lauderdale            1.6%
          Other                           1.4%
          Cleveland                       1.1%

OUR FAMILY TREE

WOAI-AM                                   San Antonio, TX
News/Talk/Sports                          1200 AM

KQXT-FM                                   San Antonio, TX
Adult Contemporary                        101.9 FM

KTKR-AM                                   San Antonio, TX
News/Talk/Sports                          760 AM

KAJA-FM                                   San Antonio, TX
Country                                   97.3 FM

KSJL-FM*                                  San Antonio, TX
Adult Urban                               96.1 FM

KPRC-AM#                                  Houston, TX
News/Talk/Sports                          950 AM

KSEV-AM#                                  Houston, TX
News/Talk/Sports                          700 AM

KMJQ-FM                                   Houston, TX
Adult Urban                               102.1 FM

KBXX-FM                                   Houston, TX
Urban Contemporary                        97.9 FM

KHYS-FM*                                  Houston, TX
Jazz                                      98.5 FM

KPEZ-FM                                   Austin, TX
Classic Rock                              102.3 FM

KHFI-FM                                   Austin, TX
Contemporary Hits                         96.7 FM

KEYI-FM*                                  Austin, TX
Oldies                                    103.5 FM

KFON-AM*                                  Austin, TX
News/Talk                                 1490 AM

WKCI-FM                                   New Haven, CT
Contemporary Hits                         101.3 FM

WAVZ-AM                                   New Haven, CT
News/Talk/Sports                          1300 AM

WELI-AM                                   New Haven, CT
News/Adult Contemporary                   960 AM

KAKC-AM                                   Tulsa, OK
News/Sports/Oldies                        1300 AM

KMOD-FM                                   Tulsa, OK
Album Oriented Rock                       97.5 FM

KTOK-AM                                   Oklahoma City, OK
News/Talk/Sports                          1000 AM

KEBC-FM                                   Oklahoma City, OK
Country                                   94.7 FM

KJYO-FM                                   Oklahoma City, OK
Contemporary Hits                         102.7 FM

WHAS-AM                                   Louisville, KY
News/Adult Contemporary                   840 AM

WAMZ-FM                                   Louisville, KY
Country                                   97.5 FM

WKJK-FM*                                  Louisville, KY
Traditional Country                       98.9 FM

WMTX-AM                                   Tampa, FL
Adult Contemporary                        1040 AM

WMTX-FM                                   Tampa, FL
Adult Contemporary                        95.7 FM

WRBQ-AM                                   Tampa, FL
Adult Urban                               1380 AM

WRBQ-FM                                   Tampa, FL
Country                                   104.7 FM

WHYI-FM                                   Miami, FL
Contemporary Hits                         100.7 FM

WBGG-FM                                   Miami, FL
Rock Oldies                               105.9 FM

WRVA-AM                                   Richmond, VA
News/Talk/Sports                          1140 AM

WRVH-AM                                   Richmond, VA
News/Talk/Sports                          910 AM

WRVQ-FM                                   Richmond, VA
Contemporary Hits                         94.5 FM

WRXL-FM                                   Richmond, VA
Album Oriented Rock                       102.1 FM

WODT-AM                                   New Orleans, LA
Sports/News/Talk                          1280 AM

WQUE-FM                                   New Orleans, LA
Urban Contemporary                        93.3 FM

WYLD-AM*                                  New Orleans, LA
Gospel                                    940 AM

WYLD-FM*                                  New Orleans, LA
Adult Urban                               98.5 FM

WNCX-FM                                   Cleveland, OH
Classic Rock                              98.5 FM

WERE-AM                                   Cleveland, OH
News/Talk                                 1300 AM

WENZ-FM*                                  Cleveland, OH
Modern Rock                               107.9 FM

Kentucky News Network                     Louisville, KY
News/Agriculture Network

Virginia News Network                     Richmond, VA
News/Agriculture Network

Oklahoma News Network                     Oklahoma City, OK
News/Agriculture Network

Clear Channel Sports                      Oklahoma City, OK
                                          College Station, TX
                                          Des Moines, IA

WPMI-TV                                   Mobile, AL; Pensacola, FL
FOX TV-15

WJTC-TV*                                  Mobile, AL; Pensacola, FL
UPN TV-44

KTTU-TV                                   Tucson, AZ
Independent TV-18

WAWS-TV                                   Jacksonville, FL
FOX TV-30

KOKI-TV                                   Tulsa, OK
FOX TV-23

KTFO-TV+                                  Tuls, OK
UPN TV-41

KSAS-TV                                   Wichita, KS
FOX TV-24

WPTY-TV                                   Memphis, TN
FOX TV-24

WLMT-TV+                                  Memphis, TN
UPN TV-30

KLRT-TV                                   Little Rock, AR
FOX TV-16

KASN-TV*                                  Little Rock, AR
UPN TV-38

WXXA-TV                                   Albany, NY
FOX TV-23

WFTC-TV                                   Minneapolis, MN
FOX TV-29

*  Joint Sales Agreements (not owned or programmed by Clear Channel
Communications)

#  80% owned by Clear Channel Communications

+  Local Marketing Agreement (not owned by Clear Channel
Communications)

Picture of United States map with all Clear Channel stations and network locations.

Legend
------

Star      Corporate Headquarters
Circle    Radio Stations
Square    Television Stations
Diamond   Networks
Triangle  Joint Sales Agreements

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
RESULTS OF OPERATIONS

Comparison of 1994 vs 1993

Consolidated net broadcasting revenue in 1994 increased 46% to $173,109,000 from $118,183,000. Station operating expenses in 1994 increased 32% to $100,437,000, compared to $75,990,000 for 1993.
Station operating income before depreciation and amortization in 1994 increased to $72,673,000 from $42,193,000 or 72%.
Depreciation and amortization increased 41% to $24,669,000 from $17,447,000. Interest expense increased to $7,669,000 from $5,390,000 or 42%. Other income (expense) increased to $1,161,000 from $(196,000). Net income was $22,009,000 for 1994 compared to $9,123,000 for 1993. Income tax expense in 1994 was $14,387,000 reflecting an annual average effective rate of 40%, as compared to $6,572,000, a 42% effective rate in 1993.

The majority of the increase in net broadcasting revenue was due to the additional revenue associated with the acquisitions of radio and television stations acquired in 1994 and the inclusion of a full year of operations for those stations acquired in 1993. These stations are as follows:

                    Network or
Purchase Date       Station           Location

January 14, 1994    KEBC-FM           Oklahoma City, OK
February 28, 1994   KLRT-TV           Little Rock, AR
February 28, 1994   KASN-TV*          Little Rock, AR
March 9, 1994       WAXY-FM           Miami, FL
August 15, 1994     KBXX-FM           Houston, TX
October 12, 1994    Metroplex
                    Communications,   Miami/Ft. Lauderdale, FL
                    Inc.              Tampa, FL & Cleveland, OH
November 1, 1994    WENZ-FM*          Cleveland, OH
December 1, 1994    WXXA-TV           Albany, NY
February 1, 1993    KQXT-FM           San Antonio, TX
March 9, 1993       KHFI-FM           Austin, TX
March 25, 1993      WYLD-AM/FM*       New Orleans, LA
July 1, 1993        KSJL-AM           San Antonio, TX
August 19, 1993     WLMT-TV*          Memphis, TN
September 15, 1993  WRXL-FM           Richmond, VA
September 15, 1993  WRNL-AM           Richmond, VA
September 15, 1993  Virginia Network  Richmond, VA
October 13, 1993    KITN-TV           Minneapolis, MN
November 3, 1993    KTFO-TV*          Tulsa, OK

*The Company operates these stations under time sales or time brokerage agreements and does not own the FCC licenses.

Station operating expenses rose due to the increase in selling expenses associated with this revenue increase and the additional operating expenses associated with the above acquisitions. The major cause of the increase in depreciation and amortization was due to the acquisition of tangible and intangible assets associated with the purchases of the above mentioned stations. The majority of the increase in interest expense was due to an increase in the average amount of debt outstanding and an increase in the average interest rate from 5.2% to 5.7%.

Income tax expense was up due to the increase in earnings, while the average effective rate was down due to the drop in the amount of nondeductible goodwill as a percentage of earnings.

Net income rose for the above stated reasons, but was partially offset by a $1,636,000 increase in corporate related expenses warranted by the increase in current business activity.

Radio

Net broadcasting revenue in 1994 increased 31% to $94,098,000 from $71,605,000. Station operating expenses increased 19% to $62,383,000 compared to $52,254,000 for 1993. Station operating income before depreciation and amortization in 1994 increased to $31,714,000 from $19,351,000 or 64%. Depreciation and amortization increased 35% to $12,324,000 from $9,114,000. Station operating income increased 89% to $19,390,000 in 1994 from $10,237,000 in
1993.

The majority of the increase in net broadcasting revenue, station operating expenses and depreciation and amortization was due to the acquisition of the radio stations and the network referred to above. The increase in station operating income was primarily due to the inclusion of the operating results of the above stated radio and network acquisitions. At year end, the Company owned 19 FM and 14 AM FCC licenses. The maximum number of radio FCC licenses allowed under current ownership rules is 20 for each. Based on the acquisitions and disposals subsequent to year end as well as the pending license transfer of WYLD-FM, the Company will hold 20 FM licenses and 15 AM licenses.

Television

Net broadcasting revenue in 1994 increased 70% to $79,012,000 from $46,577,000. Station operating expenses in 1994 increased 60% to $38,054,000 compared to $23,736,000 for 1993. Station operating income before depreciation and amortization in 1994 increased to $40,958,000 from $22,842,000 or 79%. Depreciation and amortization increased 48% to $12,344,000 from $8,333,000. Station operating income increased 97% to $28,614,000 in 1994 from $14,508,000 in
1993.

The majority of the increase in net broadcasting revenue was due to the inclusion of the above mentioned television acquisitions in 1994 and 1993. Station operating expenses rose due to the increase in selling expenses associated with this revenue increase as well as the additional operating expenses of the new stations. The major cause of the increase in depreciation and amortization was due to the acquisition of tangible and intangible assets associated with the purchases of the above mentioned television stations. At year end, the Company owned 9 television FCC licenses. The maximum number of television FCC licenses allowed under current ownership rules is 12.

Comparison of 1993 vs 1992

Consolidated net broadcasting revenue in 1993 increased 44% to $118,183,000 from $82,205,000. Station operating expenses in 1993 increased 42% to $75,990,000 compared to $53,532,000 for 1992.
Station operating income before depreciation and amortization in 1993 increased to $42,193,000 from $28,672,000 or 47%. Depreciation and amortization increased 42% to $17,447,000 from $12,253,000. Interest expense increased to $5,390,000 from $4,739,000 or 14%. Other expense decreased from $1,217,000 to $196,000. Net income was $9,123,000 in 1993 compared to $4,293,000 in 1992. Income tax expense in 1993 was $6,572,000 reflecting an annual average effective rate of 42%, as compared to $3,282,000, which resulted in a 43% effective rate in 1992.

The majority of the increase in net broadcasting revenue was due to the additional revenue associated with the radio and television stations acquired in 1993 and the inclusion of a full year of operations for those stations acquired in 1992. These stations are as follows:

                    Network or
Purchase Date       Station           Location

February 1, 1993    KQXT-FM           San Antonio, TX
March 9, 1993       KHFI-FM           Austin, TX
March 25, 1993      WYLD-AM/FM*       New Orleans, LA
July 1, 1993        KSJL-AM           San Antonio, TX
August 19, 1993     WLMT-TV*          Memphis, TN
September 15, 1993  WRXL-FM           Richmond, VA
September 15, 1993  WRNL-AM           Richmond, VA
September 15, 1993  Virginia Network  Richmond, VA
October 13, 1993    KITN-TV           Minneapolis, MN
November 3, 1993    KTFO-TV*          Tulsa, OK
January 31, 1992    Kentucky Network  Louisville, KY
April 1, 1992       WPTY-TV           Memphis, TN
May 6, 1992         WKCI-FM           New Haven, CT
May 6, 1992         WAVZ-AM           New Haven, CT
June 26, 1992       KEYN-FM           Wichita, KS
June 26, 1992       KQAM-AM           Wichita, KS
July 1, 1992        WRVA-AM           Richmond, VA
July 1, 1992        WRVQ-FM           Richmond, VA
July 1, 1992        WRBQ-AM/FM        Tampa, FL

*The Company operates these stations under time sales or time brokerage agreements and does not own the FCC licenses.

Station operating expenses rose due to the increase in selling expenses associated with this revenue increase and the additional operating expenses associated with the above acquisitions. The major cause of the increase in depreciation and amortization was due to the acquisition of tangible and intangible assets associated with the purchases of the above mentioned stations. The majority of the increase in interest expense was due to an increase in the average amount of debt outstanding, which was partially offset with a reduction in the average interest rate from 5.9% to 5.2%.

Income tax expense was up due to the increase in earnings, while the average effective rate was down due to the drop in the amount of nondeductible goodwill as a percentage of earnings.

Net income rose for the above stated reasons, but was partially offset by a $574,000 increase in corporate related expenses warranted by the current and future business activity.

Radio
Net broadcasting revenue in 1993 increased 45% to $71,605,000 from $49,220,000. Station operating expenses increased 46% to $52,254,000 compared to $35,838,000 for 1992. Station operating income before depreciation and amortization in 1993 increased to $19,351,000 from $13,382,000 or 45%. Depreciation and amortization increased 58% to $9,114,000 from $5,774,000. Station operating income increased to $10,237,000 in 1993 compared to $7,609,000 for 1992, an increase of 35%.

The majority of the increase in net broadcasting revenue, station operating expenses and depreciation and amortization was due to the acquisition of the radio stations and the networks referred to above.

Television

Net broadcasting revenue in 1993 increased 41% to $46,577,000 from $32,984,000. Station operating expenses in 1993 increased 34% to $23,736,000 compared to $17,695,000 for 1992. Station operating income before depreciation and amortization in 1993 increased to $22,842,000 from $15,290,000 or 49%. Depreciation and amortization increased 29% to $8,333,000 from $6,479,000. Station operating income increased to $14,508,000 in 1993 compared to $8,811,000 in 1992, an increase of 65%.

The majority of the increase in net broadcasting revenue was due to the inclusion of the above mentioned television acquisitions in 1993 and 1992. Station operating expenses rose due to the increase in selling expenses associated with this revenue increase as well as the additional operating expenses of the new stations. The major cause of the increase in depreciation and amortization was due to the acquisition of tangible and intangible assets associated with purchases of the above mentioned television stations.

Liquidity and Capital Resources

The major sources of capital for the Company have historically been cash flow from operations, proceeds of long-term debt, as well as funds provided by the initial stock offering in 1984 and subsequent stock offerings in July 1991 and October 1993. Historically, cash flow has exceeded earnings by a significant amount due to the high amortization and depreciation associated with the broadcasting industry.

On September 30, 1994, the Company refinanced its credit facility into a new $350,000,000 credit facility. This facility converts into a reducing revolver on June 30, 1996, which will be paid out over the subsequent six year period. During 1994, the Company made cash payments of $127,427,000 to purchase broadcasting assets (radio and television stations), made principal payments on the credit facility totaling $25,800,000 and purchased capital
equipment totaling $5,747,000.   At year end, the Company borrowed
$38,500,000 to purchase KMJQ- FM and KYOK-AM which was effective January 1, 1995. This transaction has been recorded as restricted cash as of year end with a corresponding increase in borrowings under the credit facility. In addition, shortly after year end the Company borrowed $26,800,000 under its credit facility in connection with its acquisition of KPRC-AM and KSEV-AM.

After giving effect to the above mentioned transactions, the Company had $254,000,000 outstanding under its credit facility, with $81,000,000 available for future borrowings. Interest rates on these borrowings adjusts every 30 days. Based on the outstanding debt under the credit facility at the beginning of 1995, a 1% increase in interest rates would result in a net after tax charge to the Company's earnings of approximately $1,651,000. In addition, other notes payable amounting to $15,589,000 were outstanding at year end. The Company had $6,818,000 in cash and cash equivalents at year end.

The Company expects that cash flow from operations in 1995 will be sufficient to make all required interest and principal payments on the credit facility.

Capital Expenditures and Program Commitments

Capital outlays are expected to increase very little in 1995, reflective only of the growth in the number of radio and television stations. As the operator of thirteen television stations and one sports network, the Company will continue to enter into programming commitments to purchase the broadcast rights to various feature films, syndicated shows, sports events and other programming.
Total commitments at December 31, 1994 were $16,318,000. These commitments were not available for television or radio broadcast at year end, but are expected to become available over the next five years, at which time they will be recorded. Most commitments are then payable over a period not exceeding five years.

The Company anticipates paying for these program commitments and capital outlays with cash generated from operations. It anticipates funding any subsequent radio and television station acquisitions with the existing credit facility and cash generated from operations.

Inflation

Inflation has affected the Company's performance in terms of higher costs for wages, salaries and equipment. Although the exact impact of inflation is not determinable, the Company believes it has offset these higher costs by increasing the effective advertising rates of most of its radio and television stations.

Management's Report on Financial Statements

The consolidated financial statements and notes related thereto were prepared by and are the responsibility of management. The consolidated financial statements and related notes were prepared in conformity with generally accepted accounting principles and include amounts based upon management's best estimates and judgments.

It is management's objective to ensure the integrity and objectivity of its financial data through systems of internal controls designed to provide reasonable assurance that all transactions are properly recorded in the Company's books and records, that assets are safeguarded from unauthorized use and that financial records are reliable to serve as a basis for preparation of financial statements.

The consolidated financial statements have been audited by our independent auditors, Ernst & Young L.L.P., to the extent required by generally accepted auditing standards and accordingly, they have expressed their professional opinion on the consolidated financial statements in their report included herein.

The Board of Directors meets with management periodically to satisfy itself that they are properly discharging their responsibilities. The independent auditors meet with the Audit Committee of The Board without management present, to discuss the results of their audit and the quality of financial reporting and internal accounting controls.

L. Lowry Mays
President and Chief Executive Officer

Herbert W. Hill, Jr.
Vice President/Controller

Report of Ernst & Young, L.L.P.,
Independent Auditors

Shareholders and Board of Directors
Clear Channel Communications, Inc.

We have audited the accompanying consolidated balance sheets of Clear Channel Communications, Inc. and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clear Channel Communications, Inc. and Subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note F to the financial statements, in 1993 the Company changed its method of accounting for income taxes.

Ernst & Young L.L.P.

San Antonio, Texas
February 17, 1995

CONSOLIDATED BALANCE SHEETS

Assets

                                             December 31,
                                        ---------------------------
                                        1994                1993
                                        ------------   ------------

Current Assets

     Cash and cash equivalents          $  6,817,595   $  5,516,850
     Accounts receivable,
          less allowance of $3,117,496 in
          1994 and $3,026,785 in 1993     38,280,518     24,843,046
     Film rights current                   8,847,262      7,830,657
                                        ------------   ------------

          Total Current Assets            53,945,375     38,190,553

Property, Plant and Equipment

     Land                                  6,409,013      5,621,701
     Buildings                            10,642,563      9,235,884
     Transmitter and studio equipment     93,530,635     72,134,406
     Furniture and other equipment        13,514,125     11,094,300
     Leasehold improvements                4,059,725      2,017,622
     Construction in progress                784,850        216,896
                                        ------------   ------------
                                         128,940,911    100,320,809

Less accumulated depreciation             43,623,032     32,571,094
                                        ------------   ------------
                                          85,317,879     67,749,715

Intangible Assets

     Leases                                1,455,000      1,933,000
     Fox Network Affiliation agreements   20,484,904     17,392,904
     Licenses and goodwill               194,408,601     85,152,468
     Covenants not-to-compete             22,271,938     21,125,000
     Other intangible assets               2,858,436      1,919,255
                                        ------------   ------------
                                         241,478,879    127,522,627

Less accumulated amortization             33,861,800     24,028,299
                                        ------------   ------------
                                         207,617,079    103,494,328

Other

     Restricted cash                      38,500,000
     Film rights - noncurrent             12,653,817     12,425,316
     Other assets                          7,998,036      4,604,114
     Investments                           5,561,839      1,112,515
                                        ------------   ------------
                                        $411,594,025   $227,576,541
                                        ============   ============

Liabilities and Shareholders' Equity

                                                       December 31,
                                                  --------------------------
                                                  1994                1993
                                                  ------------   ------------

Current Liabilities

     Accounts payable                             $  5,686,835   $  4,435,858
     Accrued interest                                  741,490        255,769
     Accrued expenses                                3,928,738      3,987,737
     Accrued income and other taxes                  3,308,586      2,028,998
     Current portion of long-term debt               4,584,335      7,160,793
     Current portion of film rights liability        9,428,591      8,255,383
                                                  ------------   ------------

          Total Current Liabilities                 27,678,575     26,124,538

     Long-Term Debt                                238,204,386     87,814,847

     Film Rights Liability                          12,578,636     11,727,941

     Deferred Income Taxes                           2,599,223      3,566,469

Shareholders' Equity

     Preferred Stock, par value $1.00 per share,
          authorized 2,000,000 shares, no shares
          issued and outstanding
     Common Stock, par value $.10 per share,
          authorized 20,000,000 shares, issued
          and outstanding 17,230,409 shares
          in 1994 and 17,150,753 in 1993             1,723,041      1,715,076
     Additional paid-in capital                     92,535,139     84,635,233
     Retained earnings                              36,345,575     14,336,079
     Cost of shares (5,082 in 1994 and 173,346
       in 1993) held in treasury                       (70,550)    (2,343,642)
                                                  ------------   ------------
                                                   130,533,205     98,342,746
                                                  ------------   ------------

                                                  $411,594,025   $227,576,541
                                                  ============   ============
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF EARNINGS
                                                       Year Ended December 31,
                                             ------------------------------------------
                                                  1994           1993           1992
                                             ------------   ------------   ------------

Gross broadcasting revenue                   $200,694,908   $135,680,023   $ 94,471,583
Less: Agency and national representative
     commissions                               27,585,534     17,497,384     12,266,728
                                             ------------   ------------   ------------
     Net broadcasting revenue                 173,109,374    118,182,639     82,204,855

Station operating expenses                    100,436,858     75,990,031     53,532,458
Depreciation and amortization                  24,668,540     17,447,262     12,252,721
                                             ------------   ------------   ------------
     Station operating income                  48,003,976     24,745,346     16,419,676

Corporate general and administrative
   expenses                                     5,099,834      3,463,523      2,889,590
                                             ------------   ------------   ------------
     Operating income                          42,904,142     21,281,823     13,530,086

Interest expense                                7,669,000      5,389,691      4,738,789
Other income (expense) - net                    1,161,456       (196,482)    (1,216,596)
                                             ------------   ------------   ------------
Income before income taxes                     36,396,598     15,695,650      7,574,701
Income taxes                                   14,387,102      6,572,434      3,281,502
                                             ------------   ------------   ------------

Net income                                   $ 22,009,496   $  9,123,216   $  4,293,199
                                             ============   ============   ============

Net income per common share                  $       1.27   $        .59   $        .29
                                             ============   ============   ============
Weighted average common and common share
     equivalents outstanding                   17,331,453     15,550,261     14,829,751
                                             ============   ============   ============
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                      Additional
                       Common         paid-in        Retained        Treasury
                       stock          capital        earnings        stock           Total
                       ---------      -----------    -----------     ----------      ----------
Balances at January 1,
     1992              $  916,239     $22,950,821    $   919,664                     $24,786,724

Net income for year                                    4,293,199                       4,293,199
Exercise of
     stock options         42,735       4,275,753                                      4,318,488
Stock split effected
     in the form of
     a dividend           239,718        (239,718)
Receipt of treasury
   stock                                                             $(2,343,642)    $(2,343,642)
                       ----------     ------------   -----------     -----------     -----------
Balances at
   December 31, 1992    1,198,692      26,986,856      5,212,863      (2,343,642)     31,054,769

Net income for year                                    9,123,216                       9,123,216
Exercise of
   stock options              869          89,028                                         89,897
Stock split effected
   in the form of
   a dividend             343,015        (343,015)
Proceeds from issuance of
   1,725,000 shares of
   Common Stock           172,500      57,902,364                                     58,074,864
                       ----------     -----------    -----------     -----------      -----------
Balances at
   December 31, 1993    1,715,076      84,635,233     14,336,079      (2,343,642)     98,342,746

Net income for year                                   22,009,496                      22,009,496
Exercise of stock
   options                  1,168       2,805,735                        (27,440)      2,779,463
Issuance of 119,048 shares
   of Common Stock to acquire
   minority interest in a consolidated
   subsidiary                           1,891,968                      1,609,532       3,501,500
Issuance of 117,975 shares of
   Common Stock for a business
   acquisition              6,797       3,202,203                        691,000       3,900,000
                       ----------     -----------    -------------   -----------     -----------
Balances at
   December 31, 1994   $1,723,041     $92,535,139    $36,345,575     $  (70,550)    $130,533,205

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                Year Ended December 31,
                                           -----------------------------------------------------
                                           1994                 1993                1992
                                           -------------        ------------        ------------
Net Cash Flow From Operating Activities    $  41,131,501        $ 27,780,463        $ 17,545,607

Cash Flows From Investing Activities:

(Increase) in investments                     (4,135,718)           (525,068)          (138,943)
(Increase) in restricted cash                (38,500,000)
Purchases of property, plant and
   equipment                                  (5,747,166)         (2,691,743)        (6,116,946)
Proceeds from disposals of property,
   plant and equipment                           130,047             109,175             22,500
Proceeds from disposal of
   broadcasting assets                         2,025,000
Acquisition of broadcasting
   assets                                   (127,427,369)        (68,231,275)       (57,343,709)
Acquisition of minority interest
   in consolidated subsidiary                 (4,000,000)
(Increase) in other intangible assets         (1,160,990)          (333,050)           (508,516)
(Increase) in other - net                     (1,094,531)        (2,427,534)         (1,488,457)
                                           -------------        -----------         -----------

Net cash (used in) investing activities     (179,910,727)       (74,099,495)        (65,574,071)

Cash Flows From Financing Activities:

Proceeds of long-term debt                   165,100,000         63,400,000          106,186,480
Payments on long-term debt                   (25,800,000)       (72,500,000)         (58,050,000)
Payments on short-term debt and
   current maturities                         (1,999,492)           (18,954)          (1,126,039)
Exercise of stock options                      2,779,463             89,897               43,083
Proceeds from issuance of Common Stock                           58,074,864
                                           -------------        -----------         ------------
Net cash provided by financing activities    140,079,971         49,045,807           47,053,524
                                           -------------        -----------         ------------

Net increase (decrease) in cash                1,300,745          2,726,775             (974,940)
                                           -------------        -----------         ------------
Cash at beginning of year                      5,516,850          2,790,075            3,765,015
                                           -------------        -----------         ------------
Cash at end of year                        $   6,817,595        $ 5,516,850         $  2,790,075
                                           =============        ===========         ============

Schedule Reconciling Earnings To
Net Cash From Operating Activities:                          Year Ended December 31,
                                          -------------------------------------------------------
                                          1994               1993                     1992
                                          -----------        -----------              -----------
Net income                                $22,009,496        $ 9,123,216              $ 4,293,199

Reconciling Items:

Depreciation                               12,639,104          9,216,982                6,550,590
Amortization of intangibles                12,029,436          8,230,280                5,702,131
Deferred taxes                                188,059             68,001                  600,932
Amortization of film rights                 9,857,530          5,935,921                5,053,041
Payments on film liabilities              (10,037,749)        (6,195,072)              (5,267,040)
(Gain) loss on disposal of assets            (598,863)             7,943                  222,962
Changes in operating assets and liabilities:

(Increase) accounts receivable             (8,408,540)        (6,667,872)              (1,241,182)
Decrease federal income tax receivable                         1,936,146                  630,834
Increase accounts payable                   1,151,467          1,751,352                  707,564
Increase (decrease) accrued interest          485,721           (203,634)                 127,612
Increase (decrease) accrued expenses         (221,855)         2,548,202                  234,936
Increase (decrease) accrued
   income and other taxes                   2,037,695          2,028,998                  (69,972)
                                          -----------        -----------              -----------
Net cash from operating activities        $41,131,501        $27,780,463              $17,545,607
                                          ===========        ===========              ===========

Acquisitions:

           1994                           1993                             1992
--------------------------     -----------------------------   --------------------------------
KEBC-FM, WAXY-FM, KLRT-TV,     KQXT-FM, KHFI-FM, WYLD AM/FM,   Kentucky State Network, WPTY-TV,
KASN-TV, KBXX-FM               WLMT-TV, WRXL-FM, WRNL-AM       WKCI-FM, WAVZ-AM, KEYN-FM, KQAM-AM
Metroplex Communications, Inc. Virginia News Network, KITN-TV  WRVA-AM, WRVQ-FM and WRBQ AM/FM
WENZ-FM and WXXA-TV            and KTFO-TV
                                                    1994              1993             1992
                                                    ------------      -----------      -----------
Property, plant and equipment                       $ 26,385,571      $26,392,219      $21,535,065
Accounts receivable                                    5,334,476        2,466,089        2,602,229
Licenses, goodwill and other assets, net of
liabilities assumed                                  110,119,896       46,448,607       33,206,415
                                                    ------------      -----------      -----------
                                                     141,839,943       75,306,915       57,343,709
Less:
Seller financing                                                       (7,075,640)
Notes payable assumed                               (10,512,574)
Common Stock issued                                  (3,900,000)
                                                    -----------       -----------      -----------

Cash paid on acquisitions                           $127,427,369      $68,231,275      $57,343,709
                                                    ============      ===========      ===========

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Summary of Significant Accounting Policies

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiaries, substantially all of which are wholly-owned. Significant intercompany accounts have been eliminated in consolidation. Certain amounts in prior years have been reclassified to conform to the 1994 presentation.

Property, Plant and Equipment:

Property, plant and equipment are stated at cost. Depreciation is computed principally by the straight-line method at rates which, in the opinion of management, are adequate to allocate the cost of such assets over their estimated useful lives, which are as follows:

Buildings - 10 to 30 years
Transmitter and studio equipment - 7 to 15 years
Furniture and other equipment - 5 to 10 years
Leasehold improvements - generally life of lease

Expenditures for maintenance and repairs are charged to operations as incurred, whereas expenditures for renewal and betterments are capitalized.

Intangible Assets:

Intangible assets are stated at cost and are being amortized by the straight-line method. For the years prior to 1993, excess cost over the fair value of net assets acquired (goodwill) and certain licenses are being amortized between 25 and 40 years. All goodwill and licenses acquired subsequent to 1992 are being amortized over 25 years. The carrying value of goodwill and licenses is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill and licenses will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying value of the goodwill and licenses will be reduced accordingly. Amortization of licenses and goodwill was $4,481,660, $1,976,972 and $1,496,579 in 1994, 1993 and 1992,
respectively.

 Covenants not-to-compete are amortized over the respective lives of the agreements. The Fox Network Affiliation agreements are being amortized over 10 years. Leases are amortized over the remaining lease terms.

The periods of amortization are evaluated annually to determine whether circumstances warrant revision.

Film Rights:

The capitalized costs of film rights are recorded when the license period begins and the film rights are available for use. The rights are amortized using the straight-line method based on the number of showings or license periods.

Unamortized film rights are classified as current or noncurrent based on estimated usage. Amortization of film rights is included in station operating expenses.

Barter Transactions:

Revenue from barter transactions is recognized when advertisements are broadcast, while merchandise or services are charged to expense when received or used.

Income Taxes:

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes ("SFAS 109"). Under SFAS 109, income taxes for financial reporting purposes are determined using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities, and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Prior to the adoption of SFAS 109, income tax expense was determined using the deferred method prescribed by APB 11. Among other changes, SFAS 109 changes the recognition and measurement criteria for deferred tax assets. As permitted under the new rules, prior years' financial statements have not been restated. The cumulative effect of adopting SFAS 109 as of January 1, 1993 was not material.

Cash and Cash Equivalents:

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Financial Instruments:

The carrying amounts of the Company's financial instruments approximate their fair value.

Note B - Long-Term Debt

Long-term debt at December 31, 1994 and 1993 consisted of the following:
                                            December 31,
                                      --------------------------
                                      1994           1993
                                      -----------    -----------

Revolving credit to banks,
   two years interest only through
   June 1996, payable quarterly,
   rate based upon prime, LIBOR or
   CD rate, at Company's discretion,
   6.75% at December 31, 1994;
   principal to be paid in full by 2002;
   $122.8 million remains undrawn
   at December 31, 1994, secured by
   100% of the Common Stock of the
   Company's wholly-owned
   subsidiaries(1)                    $227,200,000   $ 87,900,000
Note payable to third party,
   interest and principal payments of
   $3,000,000 due annually through
   1996, 6% interest rate, guaranteed
   by a subsidiary                       5,188,847     7,075,640
Note payable to third parties,
   interest payable quarterly,
   principal due in 1999, 5.25%
   interest rate, unsecured              2,700,000
Other long-term debt                     7,699,874
                                      ------------   -----------

                                       242,788,721    94,975,640

Less current portion                     4,584,335     7,160,793
                                      ------------   -----------
                                      $238,204,386   $87,814,847
                                      ============   ===========

(1) On June 30, 1996, the credit converts to a reducing revolver with quarterly principal payments beginning September 30, 1996 of $6,816,000 increasing to $9,996,800 on March 31, 1998 through maturity. Of the $122.8 million undrawn at December 31, 1994, $7.0 million is unavailable due to a letter of credit outstanding, $6.0 million is unavailable due to the note payable to third party (including interest) described above and $2.0 million is unable due to a guarantee described in Note J. This leaves $107.8 million available for future borrowings under the line.

The Company's current loan agreement with banks contains certain covenants which, among other matters, the payment of cash dividends.

Maturities of long-term debt at December 31, 1994 are as follows:

1995                                   $ 4,584,335
1996                                    16,787,427
1997                                    34,577,352
1998                                    41,167,441
1999                                    45,704,166
2000 and thereafter                     99,968,000
                                      ------------
                                      $242,788,721
                                      ============

Interest paid in 1994, 1993 and 1992 amounted to $7,183,279, $5,593,325 and $4,611,177, respectively.

Note C - Commitments

The Company leases its office space and certain broadcasting facilities and equipment under long-term operating leases. Some of the lease agreements contain renewal options and annual rental escalation clauses (generally tied to the consumer price index or a maximum of 5%), as well as provisions for the payment of utilities and maintenance by the Company. As of December 31, 1994, the Company's future minimum rental commitments, under noncancelable lease agreements with terms in excess of one year, consist of the following:

1995                                  $  2,708,366
1996                                     2,128,446
1997                                     1,772,793
1998                                     1,382,704
1999                                     1,043,557
2000 and thereafter                      7,333,464
                                      ------------
                                      $ 16,369,330
                                      ============

Rent expense charged to operations for 1994, 1993 and 1992 was $3,272,870, $2,344,385 and $1,684,137, respectively.

As part of the acquisitions of KLRT-TV and WXXA-TV in 1994, and WLMT-TV, KITN-TV and KTFO-TV in 1993, the Company assumed certain film rights liabilities of $3,324,286 and $10,049,205, respectively. In addition, as part of the ongoing operation of television stations, the Company entered into additional film rights commitments totaling $8,605,577, $5,345,403 and $5,662,881 for 1994, 1993 and 1992, respectively. These commitments and related film assets are recorded on the earliest date the rights are available for telecast. At December 31, 1994, the future payments on these liabilities are as follows:

1995                                  $ 9,428,591
1996                                    6,311,209
1997                                    4,437,162
1998                                    1,637,844
1999                                      182,323
2000 and thereafter                        10,098
                                      -----------
                                      $22,007,227
                                      ===========

Commitments of additional film license agreements in the amount of $13,497,839 have been executed. However, they are not included in the above amounts because the programs were not available for telecast as of December 31, 1994. In addition, commitments for sports rights have been executed in the amount of $2,820,000 for future radio and television broadcast of football and basketball games.

Note D - Stock Splits and Dividends

In February 1994, 1993 and 1992, the Board of Directors authorized five-for-four stock splits in the form of 25 percent stock dividends distributed on February 22, 1994, February 19, 1993, and March 31, 1992, respectively, to stockholders of record on February 15, 1994, February 12, 1993 and March 2, 1992, respectively. The stock splits were recorded retroactively to the prior year. A total of 3,430,150; 2,397,177 and 1,832,478 shares, respectively, were issued in connection with the 1994, 1993 and 1992 stock splits. Fractional shares were paid in cash based on the closing price on the record date. All share, per share, stock price and stock option amounts have been restated to reflect the stock splits.

Note E - Business Acquisitions

During 1994, 1993 and 1992, the Company acquired substantially all the broadcasting assets of the following radio stations, television stations and news and agricultural networks which were all funded with bank financing and cash flows from operations:


Purchase      Network or                               Purchase
Date           Station              Location           Price
----------    -----------           ----------------   ---------

1994 Acquisitions
-----------------
January 14    KEBC-FM               Oklahoma City, OK $ 7,500,000
February 28** KLRT-TV
              KASN-TV*              Little Rock, AR    18,280,000
March 9       WAXY-FM               Miami, FL          14,000,000
August 15     KBXX-FM               Houston,TX         21,000,000
October 12    Metroplex***          Miami/
              Communications,       Ft. Lauderdale, FL
              Inc.                  Tampa, FL
                                    Cleveland, OH      48,394,000
November 1    WENZ-FM*              Cleveland, OH       6,000,000
December 1    WXXA-TV               Albany, NY         25,500,000

1993 Acquisitions
-----------------

February 1    KQXT-FM               San Antonio, TX     8,200,000
March 9       KHFI-FM               Austin, TX          3,500,000
March 25      WYLD-AM/FM*           New Orleans, LA     7,731,000
July 1        KSJL-AM               San Antonio, TX     1,000,000
August 19     WLMT-TV*              Memphis, TN         7,600,000
September 15  WRXL-FM
              WRNL-AM
              Virginia Network      Richmond, VA        9,500,000
October 13    KITN-TV               Minneapolis, MN    35,076,000
November 3    KTFO-TV*              Tulsa, OK           2,700,000

1992 Acquisitions
-----------------

January 31    Kentucky Network      Louisville, KY     1,530,000
April 1       WPTY-TV               Memphis, TN        21,741,000
May 6         WKCI-FM
              WAVZ-AM               New Haven, CT      14,000,000
June 26       KEYN-FM
              KQAM-AM               Wichita, KS        1,550,000
July 1        WRVA-AM
              WRVQ-FM               Richmond, VA
              WRBQ-AM/FM            Tampa, FL          18,523,000

* The Company operates these stations under time sales or time brokerage agreements and does not own the FCC licenses.

** The Company exercised its option to acquire these stations as discussed in Note J. The purchase price does not reflect acquisition of deferred tax assets, see Note F.

*** The Company issued 67,975 shares of Common Stock and released 50,000 shares of treasury stock in conjunction with this purchase. The purchase price does not reflect acquisition of deferred tax assets, see Note F.

The results of operations for 1994, 1993 and 1992 include the operations of each station from the respective dates of acquisition, except for WRXL-FM, WRNL-AM and the Virginia Network, where the results of operations were included since April 1, 1993, via a time brokerage agreement. Assuming each of the acquisitions had taken place at the beginning of 1992, unaudited pro forma consolidated results of operations would have been as follows:

                         Pro Forma (Unaudited)
                         Year Ended December 31,
                         (in thousands)
                         except per share amounts
                         --------------------------------------------

                         1994             1993         1992
                         ---------        --------     --------

Net broadcasting
   revenue               $199,992         $169,811     $156,522
Net income (loss)          18,738           12,175       (4,909)
Net income (loss)
   per share                 1.08              .78         (.33)

The above pro forma information is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had each of the stations been acquired at the beginning of 1992, nor is it indicative of future results of operations.

During 1994, the Company sold substantially all the broadcasting assets of four radio stations. KEYN-FM and KQAM-AM, Wichita, KS, were sold for $2,000,000 in cash to a third party; while KORA-FM and KTAM-AM, Bryan/College Station, TX, were sold to a former employee for $25,000 in cash and $2,200,000 in notes receivable. These transactions resulted in a net gain of approximately $700,000 which is included in other income. Net assets and operations of these four radio stations were not significant.

Note F - Income Taxes

Significant components of the provision for income taxes are as follows:

                                                       Deferred
                         Liability Method              Method
                         ---------------------------   ----------

                         1994             1993         1992
                         -----------      ----------   ----------

Current - federal        $12,068,573      $5,519,762   $2,323,440
Deferred                     188,059          68,001      600,932
State                      2,130,470         984,671      357,130
                         -----------      ----------   ----------

Total                    $14,387,102      $6,572,434   $3,281,502
                         ===========      ==========   ==========

Significant components of the Company's deferred tax liabilities and assets as of December 31, 1994 and 1993 are as follows:

                                          1994         1993
                                          ----------   ----------
Deferred tax liabilities:

Tax over book depreciation                $6,887,492   $5,083,288
Film amortization                            747,854      606,796
Other                                        362,495      249,201
                                          ----------   ----------
Total deferred tax liabilities             7,997,841    5,939,285

Deferred tax assets:
Gain on sale of assets                       342,008      193,990
Book over tax amortization                 2,726,763    1,782,334
Deferred income                              197,603      366,559
NOL carryforwards                          1,933,980

Other                                        198,264       29,933
                                          ----------   ----------
Total deferred tax assets                   5,398,618   2,372,816

Net deferred tax liabilities              $ 2,599,223  $3,566,469
                                          ===========  ==========

The 1994 amounts include $1,155,305 of net deferred tax assets established in purchase business transactions.

The components of the provision for deferred income taxes for the year ended December 31, 1992 is as follows:

                                          1992
                                          --------

Tax over book depreciation                $216,066
Gain on sale of assets     (8,403)
Bad debts                                  131,060
Film amortization                          154,280
Book over tax amortization                (185,598)
Compensation related to options            293,527
                                          --------
                                          $600,932
                                          ========

The reconciliation of income tax attributable to continuing operations computed at the U.S.
federal statutory tax rates to income tax expense is:
                        Liability Method                                Deferred Method
                        -----------------------------------------       -----------------

                        1994                     1993                   1992
                        ------------------       ---------------        ------------------

                        Amount         Percent   Amount       Percent   Amount         Percent
                        -----------    ---       -----------  ---       ----------     ---
Income tax expense
   at statutory rates   $12,738,809    35%       $5,493,477   35%       $2,575,398     34%
State income taxes, net
   of federal tax benefit 1,384,806     4%          640,036    4%          235,706      3%
Amortization of
   nondeductible goodwill   461,261     1%          318,395    2%          446,106      6%
Other, net                 (197,774)                120,526    1%           24,292
                        -----------              ----------             ----------
                        $14,387,102    40%       $6,572,434   42%       $3,281,502     43%
                        ===========    ===       ==========   ===       ==========     ===

Income taxes paid in 1994, 1993 and 1992 amounted to $13,107,514, $3,900,337 and $2,205,500, respectively. Federal income tax refunds received in 1993 and 1992 amounted to $1,639,245 and $431,441, respectively.

The Company acquired certain net operating loss carryforwards in conjunction with its purchase of KLRT/KASN-TV and Metroplex
Communications, Inc. At December 31, 1994, the remaining carryforwards were $4,899,320 and $626,337, respectively, which expire in the years 1997 through 2008.

Note G - Stock Options

At December 31, 1994, the Company had options outstanding to purchase 414,252 shares of its Common Stock and has reserved an additional 631,715 shares of its Common Stock for future options. A summary of the Company's various option plans is as follows:

1984 Stock Option Plan

The Company's 1984 Stock Option Plan (1984 Plan) expired on December 31, 1993. Options previously granted will continue to be outstanding. The shares under the 1984 Plan were granted to officers and key employees at no less than 100% of the fair market value of the underlying stock on the date of the grant. Options granted under the 1984 Plan were granted for a term not exceeding five years and terminate in the event the employee terminates their employment with the Company. The outstanding options are adjusted to reflect stock dividends, stock splits, etc. (anti-dilutive provisions).

As of January 1, 1994, there were 228,771 options outstanding under the 1984 Plan (including the retroactive treatment of the 1994 stock split in
the amount of 45,324 shares).   In addition there were no unoptioned
shares available for granting.

During 1994, no options were granted, while 11,800 optioned shares were exercised at prices ranging from $3.78 to $4.65 and 9,375 were released. During February 1994, the Board authorized a five-for-four stock split which resulted in additional options of 45,324 being granted pursuant to the anti-dilutive provisions of the 1984 Plan.

As of December 31, 1994, there were no unoptioned shares available, as the 1984 Plan expired on December 31, 1993. However, there were 207,596 options outstanding with exercise prices ranging from $3.97 to $25.50, vesting dates ranging from February 6, 1993 to August 16, 1996 and expiration dates ranging from February 6, 1995 to August 16, 1998.

1994 Stock Option Plan

Effective February 2, 1994, the Company adopted the 1994 Incentive Stock Option Plan (1994 Plan) under which options to acquire up to 375,000 shares of Common Stock may be granted. The shares under this plan are granted to officers and key employees at no less than 100% of the fair market value of the underlying stock on the date of the grant. Options granted under the 1994 Plan are granted for a term not exceeding five years and terminate in the event the employee terminates their employment with the Company. The outstanding options are adjusted to reflect stock dividends, stock splits, etc. (anti-dilutive provisions).

During 1994, 26,678 options were granted under the 1994 Plan. In addition, the Board authorized a five-for-four stock split which resulted in additional options of 4,107 being granted pursuant to the anti-dilutive provisions of the 1994 Plan.

As of December 31, 1994, there were 344,215 unoptioned shares and 30,785 options outstanding with exercise prices ranging from $32.30 to $51.13, vesting dates ranging from February 2, 1997 to December 15, 1997 and expiration dates ranging from February 2, 1999 to December 15, 1999.

1994 Non-Qualified Stock Option Plan

Effective February 2, 1994, the Company adopted the 1994 Non-Qualified Stock Option Plan (1994 N.Q. Plan) under which options to acquire up to 375,000 shares of Common Stock may be granted. The shares under this plan are granted to officers, directors of the Company and employees at exercise prices determined by the Compensation Committee on the date of the grant. Options granted under the 1994 N.Q. Plan are granted for a term not exceeding ten years and terminate in the event the employee terminates their employment, or the director his relationship with the Company. The outstanding options are adjusted to reflect stock dividends, stock splits, etc. (anti-dilutive provisions).

On February 2, 1994, the Company issued options to an officer and director of the Company to purchase 62,000 shares and to the directors of the Company to purchase 25,000 shares of the Company's Common Stock at an exercise price of $32.30, which was equal to the fair market value of the stock at the date of grant. The options to the officer and director are exercisable immediately, while the directors vest 20% per year. Both expire on February 2, 2004. None of the options have been exercised.

Other Stock Options

During December 1992, an officer and director of the Company exercised all of his 419,523 non-qualified stock options, at an average exercise price of $5.59. The exercise price was paid with 173,346 shares of the Company's Common Stock owned by the officer and director (after giving effect to the February 1993 and 1994 stock splits). A portion of these shares are held in Treasury by the Company at December 31, 1994. This transaction resulted in a federal income tax benefit to the Company of $2,216,386, part of which was recorded as a credit to additional paid-in capital and the remainder to deferred taxes.

During 1993, the Company issued options to an officer and director of the Company to purchase 57,121 shares of the Company's Common Stock at an exercise price of $16.90, which was equal to the fair market value of the stock at the date of grant.

In February 1993, the Company granted options to the Board of Directors to purchase 31,250 shares of the Company's Common Stock at an exercise price of $16.64. The options vest 20% per year and do not have an expiration date.

In February 1991, Clear Channel Television, Inc. (CCT), a wholly-owned subsidiary of the Company, adopted the 1991 Non-Qualified Stock Option Plan, which authorized the granting of options to purchase 50,000 shares of its Common Stock. In February 1993, CCT elected to discontinue the granting of options pursuant to this plan. At December 31, 1994, there were 9,500 options outstanding exercisable on January 1, 1999. In addition, in January 1994 an officer of CCT exercised his options to purchase 100,000 shares of CCT's Common Stock at $1.00 per share. This resulted in an income tax benefit of approximately $2.8 million which was recorded as an increase in additional paid-in capital. In July 1994, the Board of Directors approved the purchase of the 100,000 shares. As consideration, the Company paid $4,000,000 in cash and issued 119,048 shares of the Company's Common Stock held in Treasury with an estimated value of approximately $3.5 million. The Company recorded this transaction as an acquisition of minority interest in CCT with the resulting excess cost allocated to goodwill.

Note H - Employee Benefit Plan

Effective March 1, 1987, the Company adopted the Clear Channel
Communications, Inc., 401(K) Savings Plan for the purpose of providing retirement benefits for substantially all employees.

Contributions to the Plan are made both by the employees and the Company. The Company matches 35% of the first 5% of an employee's deferred compensation to a maximum of $9,240 per year. Company-matched contributions vest to the employees based upon their number of years of service to the Company.

Contributions to this Plan of $398,369, $292,814 and $202,557 were charged to expense for 1994, 1993 and 1992, respectively.

The Company does not offer or provide post-retirement health-care benefits to any of its employees.

Note I - Subsequent Events

Effective January 1, 1995, the Company purchased the broadcasting assets of KMJQ-FM and KYOK-AM in Houston, TX, for $38.5 million. On December 31, 1994, the Company borrowed this $38.5 million which is reflected in the accompanying consolidated balance sheet as an increase in long-term debt and restricted cash. On January 5, 1995, the Company sold KYOK-AM and KHYS-FM in Houston, TX and KALO-AM in Beaumont/Port Arthur, TX for $2.475 million, $10.0 million and $450,000, respectively, to a third party, of which $350,000 was in cash and the remainder in notes receivable. The net assets and operations of these stations were not significant

Effective January 1, 1995, the Company also purchased an 80% interest in the broadcasting assets of KPRC-AM and KSEV-AM in Houston, TX, for cash in the amount of $26.8 million. Financing was provided by the existing credit facility.

Note J - Investments

During February 1994, the Company exercised its option to acquire the remaining 51% of the Common Stock of its 49% owned previously unconsolidated subsidiary, Clear Channel Television of Little Rock, Inc. (CCTLR) for a nominal amount of $510 from an officer and director. The Company loaned CCTLR $18,900,000 in order that CCTLR could settle its obligation with its principal creditor, and upon consummation of these transactions, the Company began consolidating CCTLR on March 1, 1994. CCTLR owned and operated KLRT-TV and operated KASN-TV, both in Little Rock, AR. The total assets of this subsidiary amounted to $17,146,000, while current and long-term liabilities amounted to $21,883,000, leaving a deficiency of assets of $5,240,000.

During 1994, 1993 and 1992, the Company provided approximately $2,200,000, $2,600,000 and $6,000,000, respectively, in financing to third parties which was used to effect the acquisition of radio and television broadcasting operations. The financing provided in 1994 and 1993 was in the form of a loan to former employees, secured by the broadcasting assets of certain radio stations. The financing provided by the Company in 1992 was in the form of a $3,500,000 asset purchase and lease-back arrangement, a $2,000,000 guarantee of bank borrowings and the balance in a working capital loan, all of which are collateralized by substantially all of the third party's assets. The Company has no voting or equity interest in these entities. The Company is accounting for these transactions in a manner similar to the equity method, the effect of which was not significant for the years ended December 31, 1994, 1993 or 1992. Total amount due the Company at December 31, 1994 under these arrangements amounted to $5,294,000 and is included in other assets.

Note K - Contingencies

From time to time, claims are made and lawsuits are filed against the Company, arising out of the ordinary business of the Company. In the opinion of the Company's management, liabilities, if any, arising from these actions are either covered by insurance, adequately reserved for by the Company or otherwise would not have a material adverse effect on the financial condition of the Company.

Note L - Segment Data

The Company consists of two principal business segments. At year end, the radio segment included thirty-three stations for which the Company is the licensee  and six stations operated under time sales or time brokerage agreements; all of which operate in twelve different markets. The radio segment also operates four networks. At year end, the television segment included nine television stations for which the Company is the licensee and four stations which are operated under time sales or time brokerage agreements; all of which operate in nine different markets. Substantially all revenues represent income from unaffiliated companies.

Selected financial information for these segments is presented below:

                                         1994             1993             1992
                                         ------------     ------------     ------------
Radio
Net broadcasting revenue                 $ 94,097,668     $ 71,605,141     $ 49,220,401
Station operating expenses                 62,383,246       52,254,074       35,837,906
Depreciation                                5,664,700        4,605,256        2,927,721
Amortization of intangibles                 6,659,726        4,508,583        2,846,056
                                         ------------     ------------     ------------
Station operating income                 $ 19,389,996     $ 10,237,228     $  7,608,718
                                         ============     ============     ============
Total identifiable assets                $244,296,718     $114,684,055     $ 81,385,177
                                         ============     ============     ============
Capital expenditures                     $  1,888,787     $  1,616,617     $  2,676,681
                                         ============     ============     ============
Television

Net broadcasting revenue                 $ 79,011,706     $ 46,577,498     $ 32,984,454
Station operating expenses                 38,053,612       23,735,957       17,694,552
Depreciation                                6,974,404        4,611,726        3,622,869
Amortization of intangibles                 5,369,710        3,721,697        2,856,075
                                         ------------     ------------     ------------
Station operating income                 $ 28,613,980     $ 14,508,118     $  8,810,958
                                         ============     ============     ============
Total identifiable assets                $167,297,307     $112,892,486     $ 65,607,794
                                         ============     ============     ============
Capital expenditures                     $  3,858,379     $  1,075,126     $  3,440,265
                                         ============     ============     ============

Consolidated

Net broadcasting revenue                 $173,109,374     $118,182,639     $ 82,204,855
Station operating expenses                100,436,858       75,990,031       53,532,458
Depreciation                               12,639,104        9,216,982        6,550,590
Amortization of intangibles                12,029,436        8,230,280        5,702,131
                                         ------------     ------------     ------------
Station operating income                 $ 48,003,976     $ 24,745,346     $ 16,419,676
                                         ============     ============     ============
Total identifiable assets                $411,594,025     $227,576,541     $146,992,971
                                         ============     ============     ============
Capital expenditures                     $  5,747,166     $  2,691,743     $  6,116,946
                                         ============     ============     ============

Note M - Quarterly Results of Operations (Unaudited)
                     March 31                  June 30                   September 30              December 31
                     -----------------------   ------------------------  -----------------------   -----------------------
                     1994         1993         1994         1993         1994         1993         1994         1993

Gross broadcasting
   revenue           $38,871,413  $24,021,113  $48,110,302  $31,548,701  $47,573,068  $32,227,891  $66,140,125  $47,882,318
Net broadcasting
   revenue            33,917,189   20,997,199   41,444,716   27,391,362   41,009,946   27,964,827   56,737,523   41,829,251
Station operating
   expenses           22,020,153   14,620,432   23,690,102   17,449,976   23,767,486   17,893,926   30,959,117   26,025,697
Depreciation and
   amortization        5,479,616    3,767,887    5,785,149    4,095,238    6,189,146    4,266,795    7,214,629    5,317,342
                     -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Station operating
   income              6,417,420    2,608,880   11,969,465    5,846,148   11,053,314    5,804,106   18,563,777   10,486,212
Corporate expenses     1,231,337      699,933    1,061,724      797,491    1,092,338      689,094    1,714,435    1,277,005
                     -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Operating income       5,186,083    1,908,947   10,907,741    5,048,657    9,960,976    5,115,012   16,849,342    9,209,207
Interest expense      (1,203,843)  (1,315,424)  (1,712,075)  (1,283,766)  (1,845,578)  (1,391,395)  (2,907,504)  (1,399,106)
Other income (expense)  (455,943)    (253,112)     697,066      180,166      650,064       94,719      270,269     (218,255)
                     -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Income before income
   taxes               3,526,297      340,411    9,892,732    3,945,057    8,765,462    3,818,336   14,212,107    7,591,846
Income taxes           1,479,348      221,155    3,821,243    1,788,385    3,342,051    1,780,088    5,744,460    2,782,806
                     -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Net income           $ 2,046,949  $   119,256  $ 6,071,489  $ 2,156,672  $ 5,423,411  $ 2,038,248  $ 8,467,647  $ 4,809,040
                     ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========
Net income per common
   share(1)          $       .12  $       .01  $       .35  $       .14  $       .31  $       .14  $       .49  $       .28
                     ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========
Weighted average common and
   common share equivalents
   outstanding (1)    17,204,689   14,927,778   17,212,944   14,958,984   17,338,220   15,022,894   17,491,963   17,078,046
                     ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========
Stock price: (1)
   High              $    40.375  $    19.600  $    39.125  $    21.700  $    52.000  $    30.900  $    51.750  $    36.900
   Low                    31.700       12.960       32.375       17.200       36.125       21.000       41.250       28.600

The Company's Common Stock was traded on the American Stock Exchange from January 1 to November 4 under the symbol CCU.
Subsequent thereto, the stock was traded on the New York Stock Exchange under the symbol CCU. There were approximately 3,500 shareholders of record as of March 1, 1995.

(1) Adjusted for five-for-four stock split declared by Board of Directors in February 1994.

(2) 1993 barter transactions were recorded in the fourth quarter of 1993; however, the effect was immaterial for the year.
1994 barter transactions were recorded on a quarterly basis.

SELECTED FINANCIAL DATA
                                   Year Ended December 31,
                      1994(5)      1993(4)       1992(3)       1991         1990(2)
                      -------      -------       -------       -------      -------
                                   (In thousands, except per-share amounts)

Statement of Operations Data:

Gross broadcasting
   revenue            $200,695     $135,680      $94,472       $74,142      $69,645
Net broadcasting
   revenue             173,109      118,183       82,205        64,384       60,311
Station operating
  expenses             100,437       75,990       53,532        44,981       43,533
Depreciation and
   amortization         24,668       17,447       12,253         7,641        6,596
                      --------     --------      -------       -------      -------
      Station operating
      income            48,004       24,746       16,420        11,762       10,182
Corporate general and
   administrative
   expenses              5,100        3,464        2,890         2,403       1,818
                      --------     --------      -------       -------      ------
Operating income        42,904       21,282       13,530         9,359       8,364
                      --------     --------      -------       -------      ------
Interest expense        (7,669)      (5,390)      (4,739)       (5,371)     (7,982)
Other income
   (expense)             1,161         (196)      (1,217)       (1,483)       (387)
                      --------     --------      -------       -------      ------
Income (loss) before income
   taxes                36,396       15,696        7,574         2,505          (5)
Income taxes            14,387        6,573        3,281         1,379         345
                      --------     --------      -------       -------      ------
Net income (loss)     $ 22,009     $  9,123      $ 4,293       $ 1,126      $ (350)
                      ========     ========      =======       =======      ======
Net income (loss) per
   common share (1)   $   1.27     $    .59      $   .29       $   .09      $ (.03)
                      ========     ========      =======       =======      ======
Weighted average common
   and common share
   equivalents
   outstanding (1)      17,331       15,550       14,830        12,988       11,498
                      ========     ========      =======       =======      =======

Cash dividends
   per share (1)          -            -             -             -           -
                      ========     ========      =======       =======      ========
Balance Sheet Data:

Current assets        $53,945      $38,191       $24,844       $20,521      $20,605
Property, plant and
   equipment - net     85,318       67,750        48,017        27,169       33,484
Total assets          411,594      227,577       146,993        92,450      101,684
Current liabilities    27,679       26,125        10,073         9,960        8,942
Long-term debt, net
   of current
   maturities         238,204       87,815        97,000        48,110       80,946
Shareholders' equity  130,533       98,343        31,055        24,787        2,745

(1) In February 1994, 1993 and 1992, the Company declared and paid five-for-four stock splits.
In May 1990, the Company had a three-for-two stock split. All per-share amounts and dividends have been adjusted to reflect the stock splits.

(2) Includes five months' results of operations of KSAS-TV, acquired in 1990.

(3) Includes eleven months' results of operations of the Kentucky Network, nine months' results of operations of WPTY-TV, eight months' results of operations of radio stations WKCI-FM and
WAVZ-AM and six months' results of operations of radio stations KEYN-FM, KQAM-AM,    WRVA-AM,
WRVQ-FM and WRBQ-AM/FM, all acquired in 1992.

(4) Includes eleven months' results of operations of KQXT-FM, ten months' results of operations
of KHFI-FM, nine months' results of operations of              WYLD-AM/FM, WRXL-FM, WRNL-AM and
the Virginia News Network, six months' results of operations of KSJL-AM, four and one-half months' results of operations of WLMT-TV, three months' results of operations of KITN-TV and two months' results of operations of KTFO-TV, all acquired in 1993.

(5)  Includes twelve months' results of operations of KEBC-FM, ten months' results of operations of WAXY-FM and KLRT-TV, four and one-half months' results of operations of KBXX-FM, two and one-
half months' results of operations of  Metroplex Communications, Inc., two months' results of operations of WENZ-FM and one month's results of operations of WXXA-TV, all acquired in 1994.
CORPORATE INFORMATION

Corporate Officers

L. Lowry Mays
President/Chief Executive Officer

Mark P. Mays
Senior Vice President/Operations

Herbert W. Hill, Jr.
Vice President/Controller

Randall T. Mays
Vice President/Treasurer

Kenneth E. Wyker
Vice President for Legal Affairs

Board of Directors

L. Lowry Mays
President/Chief Executive Officer

Alan D. Feld
Partner:  Akin Gump Strauss Hauer and Feld

Red McCombs
Private Investor

Theodore H. Strauss*
Senior Managing Director:  Bear Stearns & Co., Inc.

John H. Williams
Senior Vice President:  Kemper Securities, Inc.

*member of the audit committee

Radio

James D. Smith
Regional Vice President
Oklahoma

Miles Chandler
Vice President,
Oklahoma City

Robert T. Cohen
Vice President,
San Antonio

Linda Forem
Vice President,
Richmond

Carl Hamilton
Vice President,
Houston

Ernest Jackson
Vice President,
Houston

Earnest James
Vice President,
New Orleans

Betty Kocurek
Vice President,
San Antonio

David Manning
Vice President,
Tampa

Carl McNeill
Vice President,
Richmond

Dan Patrick
Vice President,
Houston

Jonathan Pinch
Vice President,
Tampa

David Ross
Vice President,
Miami

Robert R. Scherer
Vice President,
Louisville

Walt Tiburski
Vice President,
Cleveland

Stan Webb
Vice President,
Austin

J. Tim West
Vice President,
Oklahoma City

Faith Zila
Vice President,
New Haven

Television

J. Daniel Sullivan
President/Chief Operating Officer,
Nashville

David D'Antuono
Vice President,
Albany

Hal Capron
Vice President,
Tulsa

Andy Comegys
Vice President,
Mobile/Pensacola

Jack Jacobson
General Manager
Tucson

Josh McGraw
Vice President,
Jacksonville

Jack Peck
Vice President,
Memphis

W. Ripperton Riordan
Vice President,
Minneapolis

Steve Spendlove
Vice President,
Wichita

Jerry Whitener
Vice President,
Little Rock

Productions
John Binkley
President,
Vancouver

Transfer Agent and Registrar:

Bank of New York
101 Barclay Street
22 Floor West
New York, NY 10286

Independent Auditors:

Ernst & Young
San Antonio, Texas

Form 10-K Annual Report

A copy of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission may be obtained without charge upon written request to:

Herbert W. Hill, Jr.
Vice President
Clear Channel Communications, Inc.
P.O. Box 659512
San Antonio, Texas 78265-9512

Annual Meeting of Shareholders

The annual meeting of shareholders will be held at 200 Concord Plaza on the 5th floor in the Conference Room, San Antonio, Texas, on Tuesday, April 20, 1995, at 11 A.M.