Form 10-Q
period 1995-03-31
CLEAR CHANNEL COMMUNICATIONS INC
filed 1995-05-10
CIK 739708

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                    QUARTERLY REPORT UNDER SECTION 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1995     Commission file number 1-9645


                     CLEAR CHANNEL COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

          Texas                              200 Concord Plaza, Suite 600
(State of Incorporation)                     San Antonio, Texas 78216-6940
                                                     (210) 822-2828

           74-1787539                       (Address and telephone number
(I.R.S. Employer Identification No.)       of principal executive offices)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__ No _____

   Indicate the number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practicable date.



          Class                              Outstanding at May 8, 1995
- ----------------------------                 -----------------------------
Common Stock, $.10 par value                          17,266,141

          CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                                INDEX





                                                                Page No.
                                                                --------

Part I Financial Information

     Item 1.  Unaudited Financial Statements

      Consolidated Balance Sheets at March 31, 1995
        and December 31, 1994                                       1

      Consolidated Statements of Earnings for the three
        months ended March 31, 1995 and 1994                        3

      Consolidated Statements of Cash Flows for the three
        months ended March 31, 1995 and 1994                        4

      Notes to Consolidated Financial Statements                    6

     Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                         8


Part II Other Information

     Item 6.  Exhibits and reports on Form 8-K                     10

              (a)  Exhibits

              (b)  Reports on Form 8-K

     Signatures                                                    11

     Exhibit Index                                                 13

           CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                              March 31,     December 31,
                                                1995            1994
                                             (Unaudited)         (*)
Current Assets
  Cash and cash equivalents                $ 10,476,285      $ 6,817,595
  Accounts receivable, less allowance of
  $4,380,973 in 1995 and $3,117,496 in 1994  34,644,856       38,280,518
  Film rights - current                       8,398,166        8,847,262

      Total Current Assets                   53,519,307       53,945,375

Property, Plant and Equipment
  Land                                        6,689,013        6,409,013
  Buildings                                  10,652,563       10,642,563
  Transmitter and studio equipment           96,112,609       93,530,635
  Furniture and other equipment              13,684,923       13,514,125
  Leasehold improvements                      4,000,150        4,059,725
  Construction in progress                    1,064,678          784,850

                                            132,203,936      128,940,911
  Less accumulated depreciation              46,555,764       43,623,032

                                             85,648,172       85,317,879

Intangible Assets
  Leases                                      1,455,000        1,455,000
  Fox Network Affiliation agreements         20,484,904       20,484,904
  Licenses and goodwill                     253,330,276      194,408,601
  Covenants not-to-compete                   22,771,938       22,271,938
  Other intangible assets                     2,966,732        2,858,436

                                            301,008,850      241,478,879
  Less accumulated amortization              38,487,292       33,861,800

                                            262,521,558      207,617,079

Other
  Restricted cash                                             38,500,000
  Film rights - noncurrent                   11,380,052       12,653,817
  Other assets                                8,113,489        7,998,036
  Investments                                 1,194,233        5,561,839

                                           $422,376,811     $411,594,025
                                            ===========      ===========

*From audited financial statements

            CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND SHAREHOLDERS' EQUITY




                                              March 31,        December 31,
                                                1995              1994
                                             (Unaudited)           (*)


Current Liabilities
  Accounts payable                         $  4,966,689        $ 5,686,835
  Accrued interest                              958,161            741,490
  Accrued expenses                            3,103,638          3,928,738
  Accrued income and other taxes              1,727,153          3,308,586
  Current portion of long-term debt           4,568,493          4,584,335
  Current portion of film rights liability    9,130,349          9,428,591

      Total Current Liabilities              24,454,483         27,678,575

Long-Term Debt                              251,029,298        238,204,386

Film Rights Liability                        11,006,641         12,578,636

Deferred Income Taxes                         2,599,223          2,599,223

Shareholders' Equity
  Common Stock                                1,726,306          1,723,041
  Additional paid-in capital                 92,673,395         92,535,139
  Retained earnings                          39,024,743         36,345,575
  Cost of shares held in treasury              (137,278)           (70,550)
                                            133,287,166        130,533,205

                                           $422,376,811       $411,594,025
                                            ===========        ===========











               See Notes to Consolidated Financial Statements

            CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF EARNINGS

                                  UNAUDITED


                                               Three months ended
                                                    March 31,

                                                1995          1994


Gross broadcasting
 revenue                                    $58,646,216      $38,871,413
Less:  Agency and
 national representative
 commissions                                 (8,169,837)      (4,954,224)

Net broadcasting revenue                     50,476,379       33,917,189

Station operating
 expenses                                    31,800,664       22,020,153
Depreciation and
  amortization                                8,399,455        5,479,616

Station operating income                     10,276,260        6,417,420

Corporate general and
 administrative expenses                      1,530,324        1,231,337

Operating income                              8,745,936        5,186,083

Interest expense                              4,447,973        1,203,843
Other income (expense) - net                    258,580         (455,943)

Income before
 income taxes                                 4,556,543        3,526,297
Income tax expense                            1,877,377        1,479,348

  Net income                                $ 2,679,166      $ 2,046,949
                                             ==========       ==========

Net income per
  common share                              $       .15      $       .12
                                             ==========       ==========

Weighted average common and common
 share equivalents outstanding               17,519,512       17,204,689
                                             ==========       ==========

               See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)


                                                      Three months ended
                                                          March 31,

                                                     1995           1994

Net Cash flow From Operating Activities         $ 14,047,201     8,715,255

Cash flows from investing activities:
 Decrease in restricted cash                      38,500,000
 Acquisition of broadcasting assets              (65,300,000)  (39,752,049)
 (Increase) decrease in investments                4,367,606        (2,874)
 Purchases of property, plant and equipment         (908,274)     (484,434)
 Proceeds from disposals of
  broadcasting assets                                365,950        15,000
 (Increase) in other intangible assets              (164,296)      (61,047)
 (Increase) in other-net                            (133,358)   (2,944,308)

     Net cash (used in) investing activities     (23,272,372)  (43,229,712)


Cash flows from financing activities:
 Payments on short-term debt                         (90,931)       (1,481)
 Payments on long-term debt                      (13,900,000)   (7,000,000)
 Exercise of stock options                            74,792         3,801
 Proceeds of long-term debt                       26,800,000    40,400,000

     Net cash provided by financing activities    12,883,861    33,402,320

     Net increase (decrease) in cash               3,658,690    (1,112,137)

     Cash at beginning of period                   6,817,595     5,516,850

     Cash at end of period                      $ 10,476,285   $ 4,404,713
                                                  ==========     =========

            CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)



                                                      Three months ended
                                                          March 31,

                                                      1995        1994

Schedule reconciling earnings to net cash flow from operating activities:


  Net income                                      $ 2,679,166   $ 2,046,949

Reconciling Items:
  Depreciation                                      3,715,354     2,945,026
  Amortization of intangibles                       4,684,016     2,534,590
  Amortization of film rights                       2,756,648     2,202,842
  Payments on film rights                          (2,895,900)   (3,146,360)
  (Gain) loss on disposal of assets                  (317,739)        1,815
Changes in operating assets and liabilities:
  Decrease accounts receivable                      6,335,662     3,741,831
  (Decrease) accounts payable                        (720,146)   (1,263,594)
  Increase accrued interest                           216,671       144,135
  (Decrease) accrued expenses                        (825,098)     (286,705)
  (Decrease) accrued income
    and other taxes                                (1,581,433)     (205,274)



Net cash from operating activities                $14,047,201   $ 8,715,255
                                                   ==========   ==========












               See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)

Note 1:  BASIS OF PRESENTATION
     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts have been eliminated in consolidation. Certain prior year amounts have been reclassified for comparative purposes.
     The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

Note 2:  PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment are stated on the basis of cost. Depreciation is computed principally by the straight-line method at rates which, in the opinion of management, are adequate to allocate the cost of such assets over their estimated useful lives (generally three to thirty years). Expenditures for maintenance and repairs are charged to operations as incurred, whereas expenditures for renewals and betterments are capitalized.

Note 3:  INTANGIBLES
     Intangibles are stated on the basis of cost and are amortized by the straight-line method. Goodwill (acquired subsequent to 1992) and licenses are being amortized over 25 years. Goodwill acquired prior to 1993 is being amortized over 40 years. Other intangible assets are being amortized over their useful lives.
     The period of amortization is evaluated annually to determine whether circumstances warrant revision. In the opinion of management, none of the intangible assets have diminished in value.

Note 4:  FILM RIGHTS
     The capitalized costs of film rights are recorded when the license periods begin and the rights are available for use. The rights are amortized based on the number of showings or license periods.
     Unamortized film rights are classified as current or noncurrent based on estimated usage. Amortization of film rights is included in station operating expenses.

Note 5:  BARTER TRANSACTIONS
     Revenue from barter transactions is recognized when advertisements are broadcast, while merchandise or services are charged to expense when received or used.

Note 6:  INCOME TAXES
     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Under SFAS 109, income taxes for financial reporting purposes are determined using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Prior to the adoption of SFAS 109, income tax expense was determined using the deferred method prescribed by APB 11. Among other changes, SFAS 109 changes the recognition and measurement criteria for deferred tax assets. As permitted under the new rules, prior years' financial statements have not been restated. The cumulative effect of adopting SFAS 109 as of January 1, 1993 was not material.

Note 7:  CASH AND CASH EQUIVALENTS
     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Note 8:  FINANCIAL INSTRUMENTS
     The carrying amounts of the Company's financial instruments approximate their fair value.
CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF

               FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Comparison of Three Months Ended March 31, 1995 to Three Months Ended March 31, 1994

     Consolidated net broadcasting revenue for the three months ended March 31, 1995 increased 49% to $50,476,000 from $33,917,000 for the same quarter of 1994. Station operating expenses increased 44% to $31,801,000 from $22,020,000. Station operating income before depreciation and amortization increased 57% to $18,676,000, compared to $11,897,000 for the first quarter of 1994. Depreciation and amortization increased 53% to $8,399,000 from $5,480,000 in the first quarter of 1995. Interest expense increased 269% to $4,448,000 from $1,204,000 in the first quarter of 1995. Net income increased to $2,679,000 or $.15 per share from $2,047,000 or $.12 per share for the same quarter of 1994. The majority of the revenue growth, increases in operating expenses and increases in depreciation and amortization were due to the acquisitions of television station WXXA-TV on December 1, 1994, and radio stations KMJQ-FM, KPRC-AM and KSEV-AM acquired effective January 1, 1995; WENZ-FM acquired on November 1, 1994; Metroplex Communications Inc. which included WHYI-FM, WBGG-FM, WMTX-AM/FM, WNCX-FM and WERE-AM acquired on October 12, 1994 and KBXX-FM acquired on August 15, 1994. Interest expense increased primarily from an increase in the average amount of debt outstanding and secondarily from an increase in the average interest rate to 7.12% from 4.40%. The increase in net income was due to the factors stated above but was partially offset with a $299,000 increase in corporate related expenses.


Liquidity and Capital Resources

     The major sources of capital for the Company have historically been cash flow from operations and proceeds of long-term borrowing under the Company's bank revolving credit facilities, as well as funds provided by the Company's initial stock offering in April 1984 and subsequent stock offerings in July 1991 and October 1993. Currently, the Company has a $350,000,000 revolving credit facility. This facility converts to a term loan on June 30, 1996 which will be paid out over the subsequent six year period. As of March 31, 1995 the Company had $240,100,000 outstanding, a $2,000,000 guarantee to a third party and $6,000,000 in other debt under the facility. Also, two letters of credit for $7,000,000 related to the Metroplex purchase and $48,100,000 related to the Australian purchase are outstanding under this facility leaving $46,800,000 available for future borrowings of which $26,900,000 is necessary to complete the Australian acquisition described below. In addition, the Company had $10,476,000 in cash on hand.
  During the first three months of the year, the Company purchased the broadcasting assets of KMJQ-FM and KYOK-AM in Houston, Texas for $38,500,000 and immediately divested itself of KYOK-AM along with KALO-AM and KHYS-FM for $2,475,000, $450,000 and $10,000,000, respectively. The Company
received $350,000 in cash with the remainder in notes receivable.   Also,
effective January 1, the Company purchased an 80% interest in a partnership that owns and operates KPRC-AM and KSEV-AM in Houston, Texas for $26,800,000. All of these transactions were financed via the Company's revolving credit facility. In addition, the Company has entered into a definitive agreement to acquire a 50% interest in a newly created entity, Australian Radio Network, Ltd. (ARN), for approximately $75,000,000. ARN will own and operate nine radio stations in six different markets including Sydney and Melbourne, Australia's largest markets. The Company expects to consummate this transaction by the end of the second quarter.
     Finally, the Company made $13,900,000 of unscheduled principal payments on its revolving credit facility and purchased $908,000 of capital equipment. The Company believes that cash flow from operations will be sufficient to make all required interest and principal payments on the revolving credit facility.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.  See Exhibit Index on Page 11

         (b)  Reports on Form 8-K

     A report on Form 8-K dated January 13, 1995 was filed during the first quarter of 1995 with respect to the acquisition of substantially all of the radio broadcasting assets of KMJQ-FM in Houston, Texas on January 1, 1995. Audited financial statements of the station ere not available at that time, however they were filed on March 15, 1995 consisting of audited balance sheets and related statements of operations and cash flows for the years ended December 31, 1994 and 1993.
SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








Date
                                         (L. Lowry Mays, President and
                                          Chief Executive Officer)
                                         (Duly Authorized Officer)





Date
                                           (Herbert W. Hill, Jr.)
                                      (Vice President/Controller and
                                      Principal Financial Officer)

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








Date      May 9, 1995                   L. Lowry Mays
                                       (L. Lowry Mays, President and
                                        Chief Executive Officer)
                                       (Duly Authorized Officer)





Date      May 9, 1995                 Herbert W. Hill, Jr.
                                     (Herbert W. Hill, Jr.)
                                     (Vice President/Controller and
                                      Principal Financial Officer)

Index to Exhibits

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