Form 10-Q
period 1995-06-30
CLEAR CHANNEL COMMUNICATIONS INC
filed 1995-08-10
CIK 739708

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                      QUARTERLY REPORT UNDER SECTION 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1995       Commission file number 1-9645


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
Yes __x__ No _____

   Indicate the number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practicable date.



          Class                              Outstanding at August 9, 1995
----------------------------                 -----------------------------
Common Stock, $.10 par value                          17,279,984

             CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                                    INDEX





                                                                Page No.
                                                                --------

Part I Financial Information

     Item 1.  Unaudited Financial Statements

      Consolidated Balance Sheets at June 30, 1995
        and December 31, 1994                                       1

      Consolidated Statements of Operations for the three and six
      months ended June 30, 1995 and 1994                           3

      Consolidated Statements of Cash Flows for the six
        months ended June 30, 1995 and 1994                         4

      Notes to Consolidated Financial Statements                    6

     Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                         8


Part II Other Information

     Item 6.  Exhibits and reports on Form 8-K                     10

              (a)  Exhibits

              (b)  Reports on Form 8-K

     Signatures                                                    11

     Exhibit Index                                                 12

           CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS
                                               June 30,      December 31,
                                                1995            1994
                                             (Unaudited)         (*)
                                             -----------     ------------
Current Assets
  Cash                                      $ 8,394,229      $ 6,817,595
  Accounts receivable, less allowance of
  $5,032,076 in 1995 and $3,117,496 in 1994  41,735,015       38,280,518
  Film rights - current                       7,643,503        8,847,262
                                             ----------       ----------
      Total Current Assets                   57,772,747       53,945,375

Property, Plant and Equipment
  Land                                        7,477,494        6,409,013
  Buildings                                  12,620,582       10,642,563
  Transmitter and studio equipment           96,589,342       93,530,635
  Furniture and other equipment              13,848,115       13,514,125
  Leasehold improvements                      4,219,735        4,059,725
  Construction in progress                    1,102,987          784,850
                                             ----------       ----------
                                            135,858,255      128,940,911
  Less accumulated depreciation              50,288,104       43,623,032
                                             ----------       ----------
                                             85,570,151       85,317,879

Intangible Assets
  Leases                                      1,455,000        1,455,000
  Fox television agreements                  20,484,904       20,484,904
  Licenses and goodwill                     260,037,941      194,408,601
  Covenants not-to-compete                   22,771,938       22,271,938
  Other intangible assets                     3,020,812        2,858,436
                                             ----------       ----------
                                            307,770,595      241,478,879
  Less accumulated amortization              42,904,211       33,861,800
                                             ----------       ----------
                                            264,866,384      207,617,079
Other
  Restricted Cash                                             38,500,000
  Film rights - noncurrent                    9,912,401       12,653,817
  Other assets                                8,983,989        7,998,036
  Equity in investments and advances
    in nonconsolidated affiliates            95,381,374        4,079,761
  Other investments                           1,942,407        1,482,078
                                            -----------      -----------
                                           $524,429,453     $411,594,025
                                            ===========      ===========

                     * From audited financial statements

            CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND SHAREHOLDERS' EQUITY




                                              June 30,        December 31,
                                                1995              1994
                                             (Unaudited)           (*)
                                             -----------      ------------

Current Liabilities
  Accounts payable                         $  4,435,182        $ 5,686,835
  Accrued interest                            1,225,141            741,490
  Accrued expenses                            3,703,156          3,928,738
  Accrued income and other taxes              6,209,660          3,308,586
  Current portion of long-term debt           4,518,068          4,584,335
  Current portion of film rights liability    8,366,442          9,428,591
                                            -----------         ----------
      Total Current Liabilities              28,457,649         27,678,575

Long-Term Debt                              334,314,860        238,204,386

Film Rights Liability                         9,811,727         12,578,636

Deferred Income Taxes                         2,599,223          2,599,223

Shareholders' Equity
  Minority Interests                          6,610,762
  Common Stock                                1,728,393          1,723,041
  Additional paid-in capital                 92,881,528         92,535,139
  Retained earnings                          48,162,589         36,345,575
  Cost of shares held in treasury              (137,278)           (70,550)
                                            -----------        -----------
                                            149,245,994        130,533,205
                                            -----------        -----------
                                           $524,429,453       $411,594,025
                                            ===========        ===========







                See Notes to Consolidated Financial Statements



               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  UNAUDITED


                              Six Months Ended          Three months ended
                                  June 30,                   June 30,
                              ----------------          ------------------
                              1995        1994          1995          1994
                              ----        ----          ----          ----
Gross broadcasting
 revenue                 $130,988,483  $86,981,715  $72,342,267 $48,110,302
Less:  agency and
 national representative
 commissions              (18,464,740) (11,619,810) (10,294,903) (6,665,586)
                          -----------  -----------  -----------  ----------
Net broadcasting revenue  112,523,743   75,361,905   62,047,364  41,444,716

Station operating
 expenses                  64,272,038   45,710,255   32,471,374  23,690,102
Depreciation and
  amortization             16,565,028   11,264,765    8,165,573   5,785,149
                          -----------   ----------   ----------  ----------
Station operating income   31,686,677   18,386,885   21,410,417  11,969,465

Corporate general and
 administrative expenses    3,116,222    2,293,061    1,585,898   1,061,724
                           ----------   ----------   ----------  ----------
Operating income           28,570,455   16,093,824   19,824,519  10,907,741

Interest expense           (9,662,252)  (2,915,918)  (5,214,279) (1,712,075)
Other income (expense)         17,239      241,123     (241,341)    697,066
Equity in earnings of non-
 consolidated affiliates      478,186                   478,186
                            ---------    ---------    ---------   ---------
Income before
 income taxes              19,403,628   13,419,029   14,847,085   9,892,732
Income tax expense          7,586,619    5,300,591    5,709,243   3,821,243
                           ----------    ---------   ----------   ---------
  Net income              $11,817,009  $ 8,118,438  $ 9,137,842 $ 6,071,489
                           ==========   ==========   ==========  ==========
Per common share:
  Net income              $       .67  $       .47  $       .52 $       .35
                           ==========   ==========   ==========  ==========
Weighted average common
 shares outstanding        17,521,950   17,209,411   17,527,984  17,212,944
                           ==========   ==========   ==========  ==========

See Notes to Consolidated Financial Statements


             CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)


                                                      Six Months Ended
                                                          June 30,
                                                      ----------------
                                                      1995          1994
                                                      ----          ----

Net Cash From Operating Activities              $ 29,273,797   $19,789,056

Cash flows from investing activities:
 Decrease in restricted cash                      38,500,000
 Purchase of broadcasting assets                 (65,300,000)  (39,752,049)
 Purchase of equity in and advances to
   nonconsolidated affiliates                    (91,301,613)
 Proceeds from disposal of broadcasting assets       367,050     2,025,000
 (Increase) in investments                          (460,329)      (14,260)
 Purchases of property, plant and equipment       (4,601,593)   (1,580,943)
 Proceeds from disposals of property, plant
  and equipment                                                     25,000
 (Increase) in other intangible assets              (218,376)      (73,402)
 (Increase) in goodwill                               (7,665)      (65,000)
 (Increase) in other-net                          (1,003,858)   (5,081,214)
                                                ------------   -----------
      Net cash used by investing activities     (124,026,384)  (44,516,868)


Cash flows from financing activities:
 Payments on short-term debt                        (255,792)       (6,016)
 Payments on long-term debt                      (28,200,000)  (17,300,000)
 Exercise of incentive stock options                 285,013         3,817
 Proceeds of long-term debt                      124,500,000    40,400,000
                                                 -----------    ----------
                                                  96,329,221    23,097,801

        Net increase (decrease) in cash            1,576,634    (1,630,011)

  Cash at beginning of period                      6,817,595     5,516,850
                                                 -----------    ----------
  Cash at end of period                         $  8,394,229   $ 3,886,839
                                                 ===========    ==========







              CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)



                                                        Six months ended
                                                            June 30,
                                                       ----------------
                                                       1995        1994
                                                       ----        ----

Schedule reconciling earnings to net cash
 flow from operating activities:
  Net income                                      $11,817,009  $ 8,118,438

Noncash expenses, revenues, losses and
 gains included in net income
  Depreciation                                      7,464,094    6,111,145
  Amortization of intangibles                       9,100,935    5,153,620
  Amortization of film rights                       5,200,962    4,542,657
  Payments on film rights                          (5,076,718)  (5,391,795)
(Gain) on disposal of assets                         (296,242)    (701,949)
 (Increase) accounts receivable                      (754,497)    (439,774)
 (Decrease) accounts payable                       (1,251,653)  (1,216,338)
 Increase accrued interest                            483,651      179,640
 Increase (decrease) accrued expenses                (314,818)     108,698
 Increase accrued income
  and other taxes                                   2,901,074    3,324,714
                                                   ----------    ---------

Net cash from operating activities                $29,273,797  $19,789,056
                                                   ==========   ==========





               See Notes to Consolidated Financial Statements



            CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)

Note 1:  BASIS OF PRESENTATION
     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts have been eliminated in consolidation. Certain prior year amounts have been reclassified for comparative purposes.
     The results of operations for the three and six months ended
June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

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

Note 8:  FINANCIAL INSTRUMENTS
     The carrying amounts of the Company's financial instruments approximate their fair value.

             CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF

               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Comparison of Three Months Ended June 30, 1995 to Three Months Ended June
30, 1994

     Consolidated net broadcasting revenue for the three months ended June 30, 1995 increased 50% to $62,047,000 from $41,445,000 for the same quarter of 1994. Station operating expenses increased 37% to $32,471,000 from $23,690,000. Depreciation and amortization increased 41% from $5,785,000 to $8,166,000 in the second quarter of 1995. Station operating income increased $9,441,000 or 79% to $21,410,000, compared to $11,969,000 for the
second quarter of 1994.    Interest expense increased 205% from $1,712,000
to $5,214,000 in the second quarter of 1995. Net income increased from $6,071,000 or $.35 per share to $9,138,000 or $.52 per share. The majority of the revenue growth, increase in operating expenses and increases in depreciation and amortization were due to the acquisitions of KBXX-FM, on August 15, 1994, Metroplex Communications Inc. on October 12, 1994, WXXA-TV on December 1, 1994, KMJQ-FM on January 1, 1995, and 80% of a partnership which owns and operates KPRC-AM and KSEV-AM on January 1, 1995. Interest expense increase was primarily due to an increase in the average amount of debt outstanding as a result of the above acquisitions. The majority of the increase in net income also was primarily due to the factors stated above.

Comparison of Six Months Ended June 30, 1995 to Six Months Ended June 30,
1994

     Consolidated net broadcasting revenue for the six months ended June 30, 1995 increased 49% to $112,524,000 from $75,362,000 for the same period in 1994. Station operating expenses increased 41% to $64,272,000 from $45,710,000. Depreciation and amortization increased 47% from $11,265,000 to $16,565,000 in the first half of 1995. Station operating income increased $13,300,000 or 72% to $31,687,000, compared to $18,387,000 for the first
half of 1994.    Interest expense increased 231% from $2,916,000 to
$9,662,000. Net income increased to $11,817,000 or $.67 per share from $8,118,000 or $.47 per share for the same period in 1994. The majority of the revenue growth, increases in operating expenses and increases in depreciation and amortization was due to the above mentioned acquisitions as well as the inclusion of a full six months of operations from KLRT-TV, KASN-TV and WAXY-FM all acquired in the first quarter of 1994. Interest expense increased due to an increase in the Company's average amount of debt outstanding due to the above stated aquisitions. The increase in net income also was due to the factors stated above but was partially offset with an increase of $823,000 in corporate related expenses.

Liquidity and Capital Resources

     The major sources of capital for the Company have historically been cash flow from operations and proceeds of long-term borrowing under the Company's bank credit facilities, together with the funds supplied by the Company's initial stock offering in April 1984 and subsequent stock offerings in July 1991 and October 1993. Currently, the Company has a $350,000,000 credit facility, which will convert to a term loan on June 30, 1996. As of June 30, 1995, the Company had $323,500,000 outstanding under the facility, a $2,000,000 guarantee to a third party, $6,000,000 in other debt and a $7,000,000 letter of credit reducing the amount available for future borrowings under the facility to $11,500,000. In addition, the Company had $8,394,000 in cash on hand.
     During the first six months of the year the Company made principal payments on the credit facility totaling $28,200,000 and purchased capital equipment totaling $1,845,000 and a building in Tampa, FL for $2,757,000.
In addition, the Company purchased the broadcasting assets of KMJQ-FM and KYOK-AM in Houston, Texas for $38,500,000 and immediately divested itself of KYOK-AM along with KALO-AM and KHYS-FM for $2,475,000, $450,000 and $10,000,000, respectively. The Company received $350,000 in cash with the
remainder in notes receivable from the sale of these stations.   Also,
effective January 1, the Company purchased an 80% interest in a partnership that owns and operates KPRC-AM and KSEV-AM in Houston, Texas for $26,800,000.
     In addition, the Company acquired a 50% interest in a newly created entity, Australian Radio Network, Ltd. (ARN), for approximately $75,000,000. ARN owns and operates eight radio stations in five different markets including Sydney and Melbourne, Australia's largest markets. Finally, the Company purchased a 20% interest or 2,156,799 shares of Heftel Broadcasting, Inc. Common Stock for appoximately $20,500,000. Heftel is a publicly traded company whose shares are trading on NASDAQ. All of these transactions were financed via the Company's credit facility.
     Finally, on June 30, 1995, the Company entered into a definitive agreement to acquire WHP-TV, the CBS affiliate in Harrisburg, PA for approximately $30,000,000. The Company expects to consumate this transaction by the end of the third quarter. Funding for this acquisition has been obtained from sources outside the credit facilty. The Company believes that cash flow from operations will be sufficient to make all required interest and principal payments on the credit facility.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.  See Exhibit Index on Page 11

         (b)  Reports on Form 8-K

     A report on Form 8-K dated May 26, 1995 was filed during the second quarter of 1995 with respect to the acquisition of a 50% interest in the Australian Radio Network (ARN). Audited financial statements of the entity were not available at that time, however they were filed on July 26, 1995 consisting of audited balance sheets and related statements of operations and cash flows for the year ended June 30, 1994 and six months ended December 31, 1994.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








Date      August 9, 1995                   L. Lowry Mays
      -------------------------           -------------------------
                                          (L. Lowry Mays, President and
                                        Chief Executive Officer)
                                       (Duly Authorized Officer)





Date      August 9, 1995                 Herbert W. Hill, Jr.
     ------------------------           -----------------------------
                                        (Herbert W. Hill, Jr.)
                                     (Vice President/Controller and
                                      Principal Financial Officer)

Index to Exhibits

(a) 3.1  -- Articles of Incorporation, as amended, of Registrant
(a) 3.2  -- Amended and Restated Bylaws of Registrant
(a) 4    -- Buy-Sell Agreement among Clear Channel Communications, Inc.,
            L. Lowry Mays, B. J. McCombs, John M. Schaefer and John W. Barger dated May 31, 1977.
(i) 4.1  -- Revolving Credit and Term Loan Agreement, dated as of October 1,
            1984, by and among Clear Channel Communications, Inc., The Signatory Banks Hereto, and The Bank of New York, as Agent.
    4.3 -- Amendment No. 1, dated as of August 25, 1986, to the Revolving Credit and Term Loan Agreement, dated as of October 1, 1984, by and among Clear Channel Communications, Inc., The Signatory Banks thereto and The Bank of New York as Agent.
(i) 4.4  -- Amended and Restated Credit Agreement by and among Clear Channel
            Television, Inc., NCNB Texas National Bank, Texas Commerce Bank and NCNB Texas National Bank as administrative lender.
(i) 4.5  -- Amendment No. 2, dated as of December 31, 1986, to the Revolving
            Credit and Term Loan Agreement, dated as of October 1, 1984, by and among Clear Channel Communications, Inc., the Signatory Banks thereto and The Bank of New York, as Agent, as amended by Amendment No. 1, dated as of August 25, 1986.
(i) 4.6  -- Amendment No. 3, dated as of December 27, 1988, to the Revolving
            Credit and Term Loan Agreement, dated as of October 1, 1984, by and among Clear Channel Communications, Inc., the Signatory Banks and The Bank of New York, as Agent, as amended by Amendment No. 1, dated as of August 25, 1986, and Amendment No. 2, dated as of December 31, 1986.
(i) 4.7  -- Amendment No. 4, dated as of December 31, 1988, to the Revolving
            Credit and Term Loan Agreement, dated as of October 1, 1984, by and among Clear Channel Communications, Inc., the Signatory Banks and The Bank of New York, as Agent, as amended by Amendment No. 1, dated as of August 25, 1986, Amendment No. 2, dated as of December 31, 1986, and Amendment No. 3, dated as of December 27, 1988.
(i) 4.8  -- Amendment No. 5, dated as of July 14, 1989, to the Revolving
            Credit and Term Loan Agreement, dated as of October 1, 1984, by and among Clear Channel Communications, Inc., the Signatory Banks thereto and The Bank of New York, as Agent, as amended by Amendment No. 1, dated as of August 25, 1986, Amendment No. 2, dated as of December 31, 1986, Amendment No. 3, dated as of December 27, 1988, and Amendment No. 4, dated as of December 31, 1988.
(i) 4.9  -- Amendment No. 6 and Waiver No. 1, dated as of September 30,
            1989, to the Revolving Credit and Term Loan Agreement, dated as of October 1, 1984, by and among Clear Channel Communications, Inc. The Signatory Banks thereto and The Bank of New York, as Agent, as amended by Amendment No. 1, dated as of August 25, 1986, Amendment No. 2, dated as of December 31, 1986, Amendment No. 3, dated as of December 27, 1988, Amendment No. 4, dated as of December 31, 1988, and Amendment No. 5, dated as of July 14, 1989.
(i) 4.10 -- Amendment No. 7, dated as of March 31, 1990, to the Revolving
            Credit and Term Loan Agreement, dated as of October 1, 1984, by and among Clear Channel Communications, Inc., The Signatory Banks thereto and The Bank of New York, as Agent, amended by Amendment No. 1, dated as of August 25, 1986, Amendment No. 2, dated as of December 31, 1986, Amendment No. 3, dated as of December 27, 1988, Amendment No. 4, dated as of December 31, 1988, Amendment No. 5, dated as of July 14, 1989, and Amendment No. 6 and Waiver No. 1, dated as of September 30, 1989.
(a)10.16 -- Incentive Stock Option Plan of Clear Channel Communications,
            Inc. dated as of January 1, 1984.
(c)10.18 -- Radio Asset Purchase Agreement dated June 9, 1986, by and between WHAS, Inc. and Clear Channel Communications, Inc.
(c)10.19 -- Letter from George N. Gill, dated September 1, 1986, amending the Radio Asset Purchase Agreement dated June 9, 1986, by and between WHAS, Inc. and Clear Channel Communications, Inc.
(d)10.20 -- Television Asset Purchase Agreement dated December 30, 1988, by and between Michigan Energy, Inc. and Clear Channel Television,
            Inc.
(f)10.22 -- Television Asset Purchase Agreement dated January 31, 1989, as amended by and between the Roman Catholic Diocese of Tucson and Clear Channel Television, Inc.
(g)10.23 -- Television Asset Purchase Agreement dated August 25, 1989, by and between Malrite of Jacksonville, Inc. and Clear Channel Television, Inc.
(h)10.25 -- Television Asset Purchase Agreement dated July 31, 1990, by and between Channel 24, Ltd., Debtor in Possession and Clear Channel Television, Inc.
(i)10.26 -- Station Affiliation Agreement between Fox Broadcasting Company and Clear Channel Television, Inc. for the carriage of programming over WPMI-TV, Mobile, Alabama, dated June 13, 1989.
(i)10.27 -- Station Affiliation Agreement between Fox Broadcasting Company and Clear Channel Television, Inc. for the carriage of programming over WAWS-TV, Jacksonville, Florida, dated August 16, 1989.
(i)10.28 -- Station Affiliation Agreement between Fox Broadcasting Company and Clear Channel Television, Inc. for the carriage of programming over KOKI-TV, Tulsa, Oklahoma, dated December 28, 1989.
(i)10.29 -- Station Affiliation Agreement between Fox Broadcasting Company and Clear Channel Television, Inc. for the carriage of programming over KSAS-TV, Wichita, Kansas, dated July 10, 1989.
(j)10.30 -- Television Asset Purchase Agreement dated January 27, 1992, by and between Chase Broadcasting of Memphis, Inc. and Clear Channel Television, Inc.
(j)10.31 -- Radio Asset Purchase Agreement dated January 31, 1992, by and between Noble Broadcasting of Connecticut, Inc. and Clear Channel Radio, Inc.
(j)10.32 -- Radio Asset Purchase Agreement dated April 19, 1992, by and between Edens Broadcasting, Inc. and Clear Channel Radio, Inc.
(k)10.33 -- Radio Asset Purchase Agreement dated January 31, 1993, by and between KHFI Venture, LTD. and Clear Channel Radio, Inc.
(l)10.34 -- Radio Asset Purchase Agreement dated December 28, 1992, by and between Westinghouse Broadcasting Company, Inc. and Clear Channel Radio, Inc.
(l)10.35 -- Radio Asset Purchase Agreement dated December 23, 1992, by and between Inter-Urban Broadcasting of New Orleans Partnership and Snowden Broadcasting, Inc.
(m)10.36 -- Television Asset Purchase Agreement dated August 19, 1993, by and between Television Marketing Group of Memphis, Inc. and Clear Channel Television, Inc.
(n)10.37 -- Radio Asset Purchase Agreement April 1, 1993, by and
            Capital Broadcasting of Virginia, Inc. and Clear Channel Radio,
            Inc.
(o)10.38 -- Television Asset Purchase Agreement dated August 31, 1993, by and between Nationwide Communications, Inc. and Clear
            Channel Television, Inc.
(p)10.39 -- Radio Asset Merger Agreement dated March 22, 1994, by and between Metroplex Communications, Inc. and Clear Channel
            Radio, Inc.
(q)10.40 -- Radio Partnership Interest Purchase Agreement dated April 5,
            1994, by and between Cook Inlet communications, Inc. and WCC Associates and Clear Channel Radio, Inc.
(r)10.41 -- Television Asset Purchase Agreement September 12, 1994, by and
            between Heritage Broadcasting Company of New York, Inc. and Clear Channel Television, Inc.
(s)10.42 -- Radio Asset Purchase Agreement dated November 17, 1994, by and between Noble Broadcast of Houston, Inc. and Clear Channel Radio, Inc.
(t)10.43 -- Australian Radio Network Sharelholders Agreement dated February
            1995, by and between APN Broadcasting Investments PTY Limited, Australian ProvincialNewspapers Holdings Limited, APN Broadcasting PTY LTD and Clear Channel Radio, Inc and Clear Channel Communications, Inc.

 (a)     -- Incorporated by reference to the similarly numbered exhibits of the Company's Registration Statement on Form S-1 (Reg. No. 2-89161) dated April 19, 1984.
 (b)     -- Incorporated by reference to the Registrant's Form 8-K dated
            October 15, 1984.
 (c)     -- Incorporated by reference to the Registrant's Form 8-K dated
            September 10, 1986.
 (d)     -- Incorporated by reference to the Registrant's Form 8-K dated
            January 11, 1989
 (e)     -- Incorporated by reference to the Registrant's Form 10-Q dated
            November 14, 1989
 (f)     -- Incorporated by reference to Registrant's Form 10-Q dated
            March 31, 1989.
 (g)     -- Incorporated by reference to the Registrant's Form 8-K dated
            October 11, 1989
 (h)     -- Incorporated by reference to the Registrant's Form 10-Q dated
            November 7, 1990.
 (i)     -- Incorporated by reference to the Company's registration statement on Form S-2 dated July 30, 1991.
 (j)     -- Incorporated by reference to the Registrant's Form 8-K dated
            July 14, 1992.
 (k)     -- Incorporated by reference to the Registrant's Form 8-K dated
            March 23, 1993.
 (l)     -- Incorporated by reference to the Registrant's Form 10-Q dated
            May 12, 1993.
 (m)     -- Incorporated by reference to the Registrant's Form 8-K dated
            September 2, 1993.
 (n)     -- Incorporated by reference to the Registrant's Form 10-Q dated
            November 1, 1993.
 (o)     -- Incorporated by reference to the Registrant's Form 8-K dated
            October 27, 1993.
 (p)     -- Incorporated by reference to the Registrant's Form 8-K dated
            October 26, 1994.
 (q)     -- Incorporated by reference to the Registrant's Form 10-Q dated
            November 14 1994.
 (r)     -- Incorporated by reference to the Registrant's Form 8-K dated
            December 14, 1994.
 (s)     -- Incorporated by reference to the Registrant's Form 8-K dated
            January 13, 1995.
 (t)     -- Incorporated by reference to the Registrant's Form 8-K dated
            May 26, 1995.