Form 10-K/A
period 1994-12-31
CLEAR CHANNEL COMMUNICATIONS INC
filed 1995-11-14
CIK 739708

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                               FORM 10-K/A
     AMENDMENT OF THE ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the fiscal year ended December 31, 1994
                                         Commission file number 1-9645

                 CLEAR CHANNEL COMMUNICATIONS, INC.
        (Exact name of registrant as specified in its charter)

          Texas                          74-1787539
  (State of Incorporation)   (I.R.S. Employer Identification No.)

     200 Concord Plaza, Suite 600, San Antonio, Texas       78216
     (Address of Principal Executive Offices)

Registrant's Telephone Number, Including Area Code:  (210) 822-2828


      Securities Registered Pursuant to Section 12(b) of the Act:

      Title of each class         Name of Exchange on which registered
   Common Stock $.10 par value             New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

                               NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securitie
Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                    Yes __x___ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.
                                                    Yes _____ No __x___

As of November 13, 1995, 17,283,890 shares of Clear Channel Communications, Inc. Common Stock were outstanding including 6,298 held on November 13, 1995) of the shares of Common Stock held by non-affiliates was approximately $795,844,442. (For purposes of calculating the preceding amount only, all directors and executive officers of the registrant are assumed to be affiliates.)





                    DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference in the Parts of this report indicated below:

     Items 5, 6, 7 and 8 of Part II -- Clear Channel
Communications, Inc.'s 1994 Annual Report to Shareholders. ("Annual Report").

                                   PART III

ITEM 10.  Directors and Executive Officers of the Registrant

The information required by Item 10 with respect to the directors and nominees for election to the Board of Directors of the Company is included in the tables below, which list the directors and executive officers of the Company.


                    DIRECTORS


                                         Year
                       Principal        First
                       Occupation       Became
Name/Age/Address      or Employment    Director
L. Lowry Mays
(a)(5)/58          President & Chief     1972
400 Geneseo Road    Executive Officer
San Antonio, TX      of the Company
78209

Alan D. Feld(5)/57 Partner in the law    1984
4235 Bordeaux      firm of Akin, Gump,
Dallas, TX 78205   Strauss, Hauer &
                   Feld, L.L.P.

B. J. McCombs      Private Investor      1972
(a)(5)/67
825 Contour
San Antonio,TX 78212

Theodore H.Strauss Senior Managing       1984
(b)(5)/69          Director
5100 Park Lane     Bear, Stearns,
Dallas, TX 75220   & Co., Inc.


John H. Williams   Senior Vice           1984
(a)(b)(5)/61       President
7810 Glen Albens   Kemper Securities,
Circle             Inc.
Dallas, TX 75225


                        EXECUTIVE OFFICERS


                     Age on
                   December 31,                                      Officer
Name                   1994      Position                             Since

L. Lowry Mays          59        President/Chief Executive Officer     1972

Herbert W. Hill, Jr.   35        Vice President/Controller             1989

Mark P. Mays           31        Senior-Vice President/Operations      1989

Randall T. Mays        29        Vice President/Treasurer              1993

Kenneth E. Wyker       33        Vice President Legal Affairs          1993

James D. Smith         45        Regional Vice President, Oklahoma     1985

Stanley M. Shields     64        Vice President GM WELI-AM             1985

Ernest James           50        Vice President GM WYLD & WQUE AM/FM   1992

Stan Webb              51        Vice President GM KHFI KPEZ FM        1978

Robert T. Cohen        37        Vice President GM KAJA & KQXT FM      1990

Robert R. Scherer      53        Vice President GM WAMZ-FM, WHAS-AM    1986

Jere T. West           44        Vice President GM ONN                 1987

Bill Hill              62        Vice President & Director of Trades   1987

Dave Ross              44        Vice President GM WHYI-FM, WBGG-FM    1994

Elizabeth Kocurek      43        Vice President GM WOAI & KSJL AM      1994

Jon Pinch              46        Vice President GM WMTX-AM/FM          1994

Miles Chandler         48        Vice President GM KJYO-FM             1990

Faith Zila             41        Vice President GM WKCI-FM,WAVZ-AM     1992

Walt Tiburski          47        Vice President GM WNCX-FM, WERE-AM    1994

Carl McNeill           43        Vice President GM WRVA & WRNL AM      1992
Linda Forem            42        Vice President GM WRVQ & WRXL FM      1993

David Manning          43        Vice President GM WRBQ-AM/FM          1993

Carl Hamilton          43        Vice President GM KBXX-FM             1994

J. Daniel Sullivan     43        President Clear Channel Television    1988

Andy Comegys           39        Vice President GM WPMI-TV             1994

Josh McGraw            44        Vice President GM WAWS-TV             1991

William A. Riordan     37        Vice President GM WFTC-TV             1990

Hal Capron             50        Vice President GM KOKI-TV             1993

Steve Spendlove        39        Vice President GM KSAS-TV             1993

David D'Antuono        35        Vice President GM WXXA-TV             1991

Jack Peck              38        Vice President GM WPTY-TV             1992

Jerry Whitener         53        Vice President GM KLRT-TV             1994

John Binkley           51        President Clear Channel Productions   1994

     The officers named above serve until the next Board of Directors meeting immediately following the Annual Meeting of Shareholders.
     Mr. L. Mays is the founder of the Company and has been the President and Chief Executive Officer of the Company and its predecesor since 1972. He has been a director of the Company since its inception.
     Mr. H. Hill has been the Vice President/Controller of the Company since January, 1989. He has been the Principal Financial Officer of the Company since June 1991.
     Mr. M. Mays has been Senior Vice President of Operations since 1993 prior thereto he was Vice President and Treasurer of the Company for the remainder of the relevant five-year period.
     Mr. R. Mays, prior to his election as an officer in 1993, was an associate for Goldman Sachs. Prior thereto he was a graduate student at Harvard University for the remainder of the relevant five year period.
     Mr. K. Wyker, prior to his election as an officer in 1993 was Corporate Counsel at Greater Media for the remainder of the relevant five-year period.
     Mr. J. Smith has been an officer of the Company and Regional Vice President, Oklahoma for the relevant five year period. Currently, he is serving as General Manager of KMOD-FM and KAKC-AM.
     Mr. S. Shields has been an officer of the Company serving as General Manager of WELI-AM for the relevant five year period. Mr.
     Mr. E. James, prior to his election as an officer in 1994, was a loan officer for the small business administration disaster loan program, prior thereto, Mr. James was a business and radio broadcast consultant for the remainder of the relevant five-year period.
     Mr. S. Webb has been a Vice President and an officer of the Company since 1978. During the previous five years, Mr. Webb has served as Vice President and General Manager of KAJA-FM, KHFI-FM and KPEZ-FM.
     Mr. R. Cohen has been a Vice President and an officer of the Company since 1990. He has served as General Manager of KAJA-FM and KQXT-FM for the relevant five-year period.
     Mr. R. Scherer has been a Vice President and officer of the Company for the relevant five year period serving as General Manager of WHAS-AM, WAMZ-FM and the Kentucky State Network.
     Mr. J. West has been a Vice President and officer of the Company for the relevant five year period serving as General Manager of the Oklahoma News Network.
     Mr. B. Hill has been a Vice President and officer for the Company for the relevant five year period. Currently, he is serving in the capacity of Director of Corporate Trades.
     Mr. D. Ross, prior to his election as an officer of the Company in 1994, was Executive Vice President and General Manager of WHYI-FM under Metroplex Communications, Inc. for the remainder of the relevant five-year period.
     Ms. E. Kocurek, prior to her election as an officer of the Company in 1994, was employed as General Sales Manager of WOAI-AM for the remainder of the relevant five-year period.
     Mr. J. Pinch, prior to his election as an officer of the Company in 1994, was employed as General Manager of WMTX-AM/FM under Metroplex
Communications, Inc. for the remainder of the relevant five year period.
     Mr. M. Chandler has been a Vice President and an officer of the Company for the relevant five year period. Currently, he is General Manager of KTOK-AM, KJYO-FM, and KEBC-FM.
     Ms. F. Zila, prior to her election as an officer of the Company in 1992, was employed as General Manager of WKCI-FM and WAVZ-AM for the remainder of the relevant five year period.
     Mr. W. Tiburski, prior to his election as an officer of the Company in 1994, was employed as General Manager of WNCX-FM and WENZ-AM, prior thereto, he owned and operated his own broadcasting brokerage and consulting firm for the remainder of the relevant five year period.
     Mr. C. McNeill, prior to his election as an officer of the Company in 1992, was employed as the General Sales Manager of WRVA-AM of the relevant five year period.
     Ms. L. Forem, prior to her election as an officer of the Company in 993, was employed as General Sales Manager of WRVQ-FM for the remainder of the relevant five-year period.
     Mr. D. Manning, prior to his election as an officer of the Company in 1993, was President of Five Star Communications, prior thereto, he was Chief Operations Officer for Capstar Communications for the remainder of the relevant five-year period.
     Mr. C. Hamilton, prior to his election as an officer of the Company in 1994, was employed as the Vice President and General Manager of KBXX-FM for the remainder of the relevant five-year period.
     Mr. D. Sullivan has been an officer of the Company and President of Clear Channel Television the for the relevant five year period.
     Mr. A. Comegys, prior to his election as an officer of the Company in 1994 was the General Sales Manager for WFTC-TV from October 1993 to November 1994, prior thereto, he was General Sales Manager of WAWS-TV for the remainder of the relevant five year period.
     Mr. J. McGraw, prior to his election as an officer of the Company in 1991, was employed as the Vice President and General Manager of WPXC-TV in Portland, Maine for the remainder of the relevant five-year period.
     Mr. W. Riordan, has been an officer of the Company for the relevant five year period. Mr. Riordan served as General Manager of KSAS-TV from 1990 to 1993. Currently, he is General Manager of WFTC-TV.
     Mr. H. Capron, prior to his election as an officer of the Company in 1993, was the General Sales Manager for KOKI-TV from August 1991 to February 1993, prior thereto, he was General Sales Manager of KOFY-TV in San Francisco, CA for the remainder of the relevant five-year period.
     Mr. S. Spendlove, prior to his election as an officer of the Company in 1993, was the General Sales Manager of KSAS-TV from May 1992 through
September 1993, prior thereto, Mr. Spendlove was employed by KICU-TV in San Jose, CA as the National Sales Manager for the remainder of the relevant five-year period.
     Mr. D. D'Antuono, prior to his election as an officer of the Company in 1992, served as General Sales Manager for WPMI-TV for the remainder of the relevant five-year period. Currently, he is General Manager of WXXA-TV.
     Mr. J. Peck, prior to his election as an officer of the Company in 1992, was employed as General Sales Manager for WPTY-TV for the remainder of the relevant five-year period.
     Mr. J. Whitener, prior to his election as an officer of the Company in 1994, was employed as General Manager for KLRT-TV since August 1991, prior thereto, Mr. Whitener was the General Sales Manager of KOKI-TV for the remainder of the relevant five year period.
     Mr. J. Binkley, prior to his election as an officer of the Company in 1994, was President and CEO of B&G Communications, Inc. for the remainder of the relevant five-year period.

     There is no family relationship between any of the executive officers of the Company except that Mark P. Mays, Senior Vice President Operations, and Randall T. Mays, Vice President and Treasurer, are the sons of the President Chief Executive Officer, L. Lowry Mays.

ITEM 11.  Executive Compensation

     The information required by Item 11 is set forth below.
Cash Compensation excludes personal benefits and other forms of non-cash compensation, the aggregate value of which did not exceed the lesser of $25,000 or 10% of the cash compensation shown for each officer. Directors who are not also officers of the Company receive $5,000 for each meeting of the Board of Directors they attend and are reimbursed for travel expenses. Those Board members on the Compensation Committee receive $500 for each meeting they attend.

       The Company's executive compensation program is administered by the Compensation Committee of the Board which is composed of two independent, nonemployee directors and L. Lowry Mays, the Chief Executive Officer ("CEO") of the Company, as indicated above. The Compensation Committee (the "Committee") which met once in 1993, recommends to the Board compensation arrangements for all officers and directors of the Company and for other key personnel of its subsidiaries. Mr. Mays does not participate in the Committee's evaluation and recommendation of the CEO's compensation. The Committee annually evaluates the Company's corporate performance, actual compensation and share ownership compared with both our own industry and a broader group of companies such as the S&P 500. Please see the attached Board Compensation Committee Report which details the basis by which the Compensation Committee determines executive compensation.

     The Company believes that compensation of its executive officers and others should be directly and materially linked to operating performance. For Fiscal 1993, the executive compensation program consisted of the base salary, a bonus plan based on company profitability and individual performance and stock options that generally become exercisable over a five year period. Mr. Mays, the Company's CEO, has an employment contract with the Company expiring February 1, 1996 providing a base salary of $600,000 per year and a bonus as may be determined by the Compensation Committee and approved by the Board of Directors. In 1994 Mr. Mays' bonus totaled $650,000. The compensation levels of the remaining four executives were based primarily on achievement of specific quantitative and qualitative goals set at the beginning of the period.

     The following table sets forth the compensation earned or paid by the Company to the CEO and each of its other four highest compensated executive officers whose total cash compensation exceeded $100,000 for services rendered in all capacities for the years ended December 31, 1994, December 31, 1993 and December 31, 1992.

                             SUMMARY COMPENSATION TABLE

                           Annual Compensation Long                    Term Compensation



                                                    Other                                       All
                                                   Annual     Restricted                       Other
                                                   Compen-      Stock     Options/   LTIP      Compen-
Name/Title        Year     Salary       Bonus      sation       Awards      SARs    Payout     sation
                             ($)          ($)         ($)       ($)        (#)       ($)        ($)(1)

L. Lowry Mays     1994     577,396      650,000       0           0        62,500      0        3,313
President         1993     351,153      500,000       0           0        62,500      0        2,282
and CEO           1992     348,020      400,000       0           0        29,296      0          0

Daniel Sullivan   1994     246,647      100,000       0           0         3,095       0         0
President Clear   1993     173,314       75,000       0           0         6,010       0         0
Channel TV        1992     185,051       50,000       0           0           0         0         0

Jim Smith         1994     137,645       31,000       0           0           0         0         0
Vice President    1993     136,644        2,500       0           0           0         0         0
                  1992     126,888        2,500       0           0         3,906       0         0

William Riordan   1994     157,845       45,000       0           0         1,250       0         0
Vice President    1993     128,615       27,500       0           0           0         0         0
                  1992      98,102       25,000       0           0           0         0         0

Jack Peck         1994     132,174       50,000       0           0         1,250       0         0
Vice President    1993     117,295       35,000       0           0           0         0         0
                  1992      81,052       11,000       0           0           0         0         0

(1) Represents the total of certain insurance premiums paid by the Company with respect to term life insurance.



Options Granted During the 1994 Fiscal Year

      The following table discloses, for the CEO and other named executives, information on Common Stock options of the Company
("Options") granted during the 1994 Fiscal Year.


                                  OPTIONS/SAR GRANTS TABLE



                                        Individual Grants                                 Option Value
                             ____________________________________________        ___________________________

                                        % of                                      Potential Realizable Value
                                        Total                                     at Assumed Annual Rates of
                                       Options/                                   Stock Price Appreciation
                                         SARs                                             for Option Term
                           Options/   Granted to   Exercise
                             SARs     Employees    or Base      Expira-              0%       5%        10%
                           Granted    in Fiscal     Price        tion
Name/Title                   (#)         Year        ($/Sh)      Date                ($)      ($)       ($)

L. Lowry Mays              62,500        67%        32.30      02-Feb-99              0     557,500   1,232,500
President and CEO

Daniel Sullivan             3,095         3%        32.30      02-Feb-99              0      27,607      61,033
President Clear Channel TV

Jim Smith                     0          ---         ---          ---                 0         0          0
Vice President

William Riordan            1,250          1%        32.30      02-Feb-99              0       11,150     24,650
Vice President

Jack Peck                  1,250          1%        32.30      02-Feb-99              0       11,150     24,650
Vice President


Options Exercised During the 1994 Fiscal Year and Fiscal Year End Option Values. The following table discloses, for the CEO and other named executives, individual exercises of Options in the last fiscal year and the number and value of Options held by such named executive at December 31, 1994.



                      OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE

                                                                                                                 Value of
                                                                             Number of        Unexercised
                                                                            Unexercised      In-the-Money
                                                                              Option/          Options/
                                 Shares                                        SARs at          SARs at
                               Acquired      Share                           FY-End (#)(1)     FY-End($)
                                   on        Option       Price    Value
                                 Exercise     Price        at     Realized           Non              Non
Name/Title                        (#)       per Share    Exercise   ($)      Vested Vested   Vested  Vested

L. Lowry Mays                     --           --          --        --     148,918  5,379 4,323,883 172,989
President
and CEO

Daniel Sullivan                   --           --          --        --        --    9,104      0    262,070
President Clear
Channel TV

Jim Smith                         --           --          --        --      3,906     0     167,997     0
Vice President

William Riordan                   --           --          --        --              1,250            23,063
Vice President

Jack Peck                         --           --          --        --              1,250            23,063
Vice President



ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by Item 12 is set forth below in the tables titled "Security Ownership" and "Directors' Security Ownership." Except as described therein, no other individual owns 5% or more of the outstanding Common Stock.

      The table below sets forth certain information about the persons and entities known to the Company to own beneficially more than 5% of the Company's outstanding stock. Such information is based upon required notices previously filed with the Company. Such shares are held in each shareholder's name or in a nominee account.


                               SECURITY OWNERSHIP



                                        Shares of
                                       Common Stock
                                    Beneficially Owned      Percent of
Name                               at February 15, 1995(1)   Class (1)

L. Lowry Mays                          3,792,057(2)             22%
400 Geneseo Road
San Antonio, TX 78209

B. J. McCombs                          2,851,734(3)             17%
825 Contour
San Antonio, TX 78212

Putman Investments                     1,306,000                8%
One Post Office Square
Boston, MA 02019

Pilgram Baxter Associates              1,035,025                6%
1255 Grummers Lane, #300
Wayne, PA  19087-1590


      (1) Shares and percentage ownership of Common Stock, both beneficial and disclaimed, based on 17,256,766 shares outstanding.
      (2) Includes nonqualified options to acquire 148,918 shares and 29,130 shares held bytrusts of which he is Trustee, but not beneficiary. Mr. Mays disclaims ownership of 302,205 shares of Common Stock owned by his wife, children and grandchildren.
      (3)   Includes nonqualified options to acquire 4,375 shares.

      The table below reflects the number of shares of Common Stock beneficially owned by each director of the Company as of February 15, 1995, and the number of shares beneficially owned by each of the named executive officers and the number of shares beneficially owned by all directors and executive officers of the Company as a group.



                     DIRECTORS' AND EXECUTIVE MANAGEMENT'S SECURITY OWNERSHIP
                                                                                    Shares of
                                                                                   Common Stock
                                                                      Year         Beneficially
                                         Principal                    First         Owned at       Percent
                                        Occupation                    Became       February 15,       of
Name                        Age        or Employment                 Director         1995(1)      Class(1)

L. Lowry Mays(a)(5)         58       President & Chief                 1972         3,792,057(2)      22%
400 Geneseo Road                      Executive Officer
San Antonio, TX 78209                 of the Company

Alan D. Feld(5)             57       Partner in the law                1984             6,375(4)(3)   ***
4235 Bordeaux                         firm of Akin, Gump,
Dallas, TX 78205                      Strauss, Hauer &
                                       Feld, L.L.P.

B. J. McCombs(a)(5)         67       Private Investor                  1972         2,851,734(4)      17%
825 Contour
San Antonio,TX 78212

Theodore H. Strauss(b)(5)   69         Senior Managing                 1984            27,407(4)      ***
5100 Park Lane                         Director
Dallas, TX 75220                       Bear, Stearns,
                                       & Co., Inc.

John H. Williams(a)(b)(5)   61        Senior Vice                      1984             8,775(4)      ***
7810 Glen Albens Circle               President
Dallas, TX 75225                      Kemper Securities, Inc.

Daniel Sullivan             43        President                         n/a           119,248         ***
4431 Dyke Bennett Road                Clear Channel Television
 Franklin, TN 37064

Jim Smith                   46         Vice-President                   n/a            3,906          ***
5401 E. 41st St.                      Clear Channel Radio
Tulsa, OK 74135

William Riordan             37        Vice-President                    N/A            3,728          ***
1701 Broadway Street N.E.
Minneapolis, MN 55413

Jack Peck                   38        Vice-President                    N/A            1,778          ***
2225 Union Ave.
Memphis, TN 38104

All officers and directors as a group (41 persons)                                 7,113,354          41%

(a) Members of Compensation Committee
(b) Members of Audit Committee
*   Percentage of shares beneficially owned by such persons does not exceed one percent of the class so owned.
(1) Shares and percentage ownership of Common Stock, both beneficial and disclaimed, based on 17,256,766 shares outstanding.
(2) Includes nonqualified options to acquire 148,918 shares and 29,130 shares held by trusts of which he is
    Trustee, but not beneficiary.  Mr. Mays disclaims ownership of 302,205 shares of Common Stock owned by his wife, children and grandchildren.
(3) Mr. Feld disclaims ownership of 8,120 shares of Common Stock owned by his wife.
(4) Includes nonqualified options to acquire 4,375 shares.
(5) Nominee for Director


ITEM 13.  Certain Relationships and Related Transactions

      The information required by Item 13 is set forth below.

                     CERTAIN RELATIONSHIPS


       Clear Channel Television, Inc. ("CCTV") and J. Daniel Sullivan, President of CCTV, entered into a stock option agreement (the "Sullivan Stock Option Agreement") providing for the grant to Mr. Sullivan, effective as of January 1, 1989, of options to purchase an aggregate of 100,000 shares of common stock, $1.00 par value ("CCTV Common Stock") of CCTV. The exercise price of the nonqualifed stock options granted to Mr. Sullivan under the Sullivan Stock Option Agreement was One Dollar ($1.00) per share. Such options provided that they would become exercisable on January 1, 1999 (or earlier in the event Mr. Sullivan died or his employment with CCTV was terminated other than for cause). In January of 1994, CCTV agreed to allow Mr. Sullivan to exercise the option immediately, and Mr. Sullivan purchased all 100,000 shares of CCTV Common Stock subject to the options for the exercise price of One Dollar ($1.00) per share. In July, 1994, the Company purchased 100,000 shares of CCTV Common Stock held by Mr. Sullivan for a purchase price of $8,000,000 in cash and shares of Common Stock in the Company. The purchase price paid by the Company was based on an appraisal of Mr. Sullivan's CCTV Common Stock by an independent appraiser. Of the purchase price, $4,000,000 was paid to Mr. Sullivan in cash and the balance was paid by the transfer to Mr. Sullivan of 119,048 shares of Common Stock of the Company previously held as treasury shares by the Company. The number of the Company's shares of Common Stock issued to Mr. Sullivan was determined by dividing $4,000,000 by the $42.00 per share closing price for the Company's shares on the NYSE on January 6, 1994, the date the Company received notice from Mr. Sullivan of the exercise of his options.

       Clear Channel Television of Little Rock, Inc. ("CCTV-LR") was formerly owned 51% by L. Lowry Mays, a director and officer of the Company, and 49% by the Company's wholly-owned subsidiary, Clear Channel Television, Inc. Clear Channel Television, Inc. had an option to purchase the 510 shares of Mr. Mays' stock of CCTV-LR for $1.00 per share, which it exercised in February, 1994. On October 1, 1994, CCTV-LR was merged with and into Clear Channel Television, Inc.

       The Company paid fees in 1994 to the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P. Alan D. Feld, a director of the Company, is the sole shareholder of a professional corporation which is a partner of such firm. The Company purchased in 1994 various forms of insurance from Primera Insurance Company ("Primera"). B. J. McCombs, a director of the Company, owns 75% of Primera. The Company believes such insurance is purchased at competitive rates.

        As part of its operations, the Company leases certain office space in San Antonio, Texas from the trusts of the children of L. Lowry Mays and B.J. McCombs. This lease expires on December 31, 1997 with current monthly rentals of $16,486.

       The Company's wholly owned subsidiary Clear Channel
Television Inc. exercised its option to purchase the 510 shares of Clear Channel Television of Little Rock, Inc. owned by L. Lowry
Mays, a director and officer of the Company. As consideration the Company paid Mr. Mays $510 for his stock.

       CCTV adopted its 1991 nonqualified stock option plan (the "CCTV Nonqualified Stock Option Plan") providing for the grant to eligible CCTV employees of options to purchase up to 50,000 shares of CCTV Common Stock. The CCTV Nonqualified Stock Option Plan is currently administered by the Stock Option Committee of the Board of Directors of CCTV. Under the terms of the CCTV Nonqualified Stock Option Plan, the CCTV Stock Option Committee is authorized to determine the date upon which options granted thereunder become exercisable, exercise price of such options and other terms and conditions thereof. At December 31, 1994, options to purchase 9,500 shares of CCTV Common Stock had been granted under the CCTV Nonqualified Stock Option Plan. The exercise price of such options is $1.00 per share. Pursuant to the CCTV Nonqualified Stock Option Plan, each participant therein will be required to enter into a Buy-Sell Agreement with CCTV with respect to the shares of CCTV Common Stock acquired by such participant upon the exercise of any options granted thereunder.



                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on November 14, 1995, thereunto duly authorized.


Clear Channel Communications, Inc.
(Registrant)


By:


Herbert W. Hill, Jr.
-----------------------------                   Vice President/Controller
Herbert W. Hill, Jr.                           (Principal Financial Officer)