Form 10-Q
period 1995-09-30
CLEAR CHANNEL COMMUNICATIONS INC
filed 1995-11-14
CIK 739708

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                      QUARTERLY REPORT UNDER SECTION 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1995       Commission file number 1-9645


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
Yes __x__ No _____

   Indicate the number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practicable date.



          Class                              Outstanding at November 13,1995
  ----------------------------                 ----------------------------
Common Stock, $.10 par value                          17,283,890





            CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  INDEX





                                                                Page No.
                                                                --------

Part I Financial Information

     Item 1.  Unaudited Financial Statements

      Consolidated Balance Sheets at September 30, 1995
        and December 31, 1994							                                 3

      Consolidated Statements of Operations for the three and nine
       months ended September 30, 1995 and 1994				                  5

      Consolidated Statements of Cash Flows for the nine
        months ended September 30, 1995 and 1994				                 6

      Notes to Consolidated Financial Statements				                 8

     Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations					                    10


Part II Other Information

     Item 6.  Exhibits and reports on Form 8-K				                  11

              (a)  Exhibits
              (b)  Reports on Form 8-K

     Signatures									                                            12

     Exhibit Index									                                         13




             CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                   ASSETS

                                             September 30,     December 31,
                                                1995              1994
                                             (Unaudited)           (*)
Current Assets
  Cash                                      $ 9,041,182      $	  6,817,595
  Accounts receivable, less allowance of
  $5,716,878 in 1995 and $4,532,188 in 1994  39,890,745		       38,280,518
  Film rights - current                      11,706,234		        8,847,262
                                            -----------        -----------
      Total Current Assets                   60,638,161		       53,945,375

Property, Plant and Equipment
  Land                                        7,477,494		        6,409,013
  Buildings                                  13,079,328		       10,642,563
  Transmitter and studio equipment           97,099,947		       93,530,635
  Furniture and other equipment              13,960,081		       13,514,125
  Leasehold improvements                      4,324,890		        4,059,725
  Construction in progress                    1,395,919		          784,850
                                            -----------        -----------
                                            137,337,659		      128,940,911
  Less accumulated depreciation              54,052,509		       43,623,032
                                            -----------        -----------
                                             83,285,150		       85,317,879

Intangible Assets
  Leases                                      1,455,000		        1,455,000
  Fox television agreements                  20,484,904		       20,484,904
  Licenses and goodwill                     260,082,616		      194,408,601
  Covenants not-to-compete                   22,771,938		       22,271,938
  Other intangible assets                     3,120,435		        2,858,436
                                            -----------        -----------
                                            307,914,893		      241,478,879
  Less accumulated amortization              47,133,560		       33,861,800
                                            -----------        -----------
                                            260,781,333		      207,617,079
Other
  Restricted Cash								                                       38,500,000
  Film rights - noncurrent                   18,103,234		       12,653,817
  Other assets                                9,412,025		        7,998,036
  Equity in investments and advances
    in unconsolidated affiliates             86,817,823		        4,748,233
  Other investments					                        815,606		          813,606
                                            -----------        -----------
                                          $ 519,853,332      $ 411,594,025
                                            ===========      	 ===========

	* From audited financial statements


              CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                      							September 30,  December 31,
                                                1995           1994
                                             (Unaudited)        (*)
                                             ------------  ------------
Current Liabilities
  Accounts payable                         $   4,295,585   $ 5,686,835
  Accrued interest                             1,019,563		     741,490
  Accrued expenses                             3,986,038		   3,928,738
  Accrued income and other taxes               6,921,435		   3,308,586
  Current portion of long-term debt           13,158,869		   4,584,335
  Current portion of film rights liability    12,176,766		   9,428,591
                                             -----------   -----------
      Total Current Liabilities               41,558,256		  27,678,575

Long-Term Debt                               299,836,167		 238,204,386

Film Rights Liability                         18,556,010		  12,578,636

Deferred Income Taxes                          2,599,223		   2,599,223

Shareholders' Equity
  Minority Interests					                      6,530,099
  Common Stock						                           1,728,627		   1,723,041
  Additional paid-in capital			               92,906,233		  92,535,139
  Retained earnings                           56,275,995		  36,345,575
  Cost of shares held in treasury		             (137,278)      (70,550)
                                       						___________ 	 ___________
                                      							157,303,676		 130,533,205
	                                            -----------   -----------
                                  						   $ 519,853,332 $ 411,594,025
                                 							     ===========   ===========

               See Notes to Consolidated Financial Statements



            CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                	UNAUDITED


                				    Nine Months Ended 	        Three Months Ended
               				       September 30,               September 30,
	                        1995        1994 		        1995       1994
                     -----------  -----------   -----------  ----------
Gross broadcasting
 revenue				        $199,119,354 $134,554,783  $68,130,871 $ 47,573,068
Less: agency and
 national rep.
 commissions			      (27,934,410) (18,182,932)  (9,469,670)  (6,563,122)

Net broadcasting
revenue	             171,184,944  116,371,851   58,661,201   41,009,946

Station operating
 expenses				         94,999,430   69,477,741   30,727,392   23,767,486
               			 	 ___________	  ___________   __________  ___________
Net operating income
 before depreciation
 and amortization		  76,185,514	   46,894,110   27,933,809   17,242,460

Depreciation and
  amortization			    24,583,103    17,453,911    8,018,075    6,189,146
               				 -----------   -----------   ----------   -----------
Station operating
  income	            51,602,411    29,440,199   19,915,734   11,053,314

Corporate general
 and administrative
 expenses	            4,724,465    3,385,399    1,608,243  	  1,092,338
  				               __________   __________   __________    ___________
Operating income		   46,877,946   26,054,800   18,307,491	    9,960,976

Interest expense		  (15,221,397)  (4,761,496)  (5,559,145)   (1,845,578)
Other income
(expense)	              (80,856)     891,187      (98,095)	     650,064
Equity in earnings
of non-consolidated
affiliates	           1,815,419                 1,337,233
               				  __________   __________   __________    __________
Income before
 income taxes   			  33,391,112   22,184,491   13,987,484     8,765,462
Income tax expense		 13,460,694    8,642,642    5,874,076     3,342,051
               				  __________   __________   __________    __________

  Net income			     $19,930,418  $13,541,849  $ 8,113,408  $  5,423,411
               				  ==========   ==========   ==========    ==========
Per common share:
  Net income		      $  		  1.14	 $       .78  $ 	     .46 $       		.31
               				  ==========	  ==========   ==========    ==========
Weighted average
common shares
outstanding		        17,539,881   17,283,544   17,551,229    17,338,220
               				  ==========   ==========   ==========    ==========

               See Notes to Consolidated Financial Statements

            CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                            								Nine Months Ended
                                            								   September 30,

                                                    1995          1994

Net Cash From Operating Activities	           $  48,118,030   $	 30,435,211

Cash flows from investing activities:
 Decrease in restricted cash			                  38,500,000
 Purchase of minority interest in CCT                					       (4,000,000)
 Purchase of broadcasting assets			             (65,300,000)    (60,752,049)
 Proceeds from disposal of broadcasting assets	     368,659	      2,025,000
 (Increase) in investments and advances in
  unconsolidated affiliates			                  (82,069,590)   	 (4,051,201)
 (Increase) in other investments				                 (2,000)
 Purchases of property, plant and equipment	     (6,105,546)     (3,686,247)
 Proceeds from disposals of property, plant
  and equipment								                                             659,968
 (Increase) in other intangible assets		           (317,999)       (136,355)
 (Increase) decrease in goodwill			                 (52,340)	     2,204,527
 (Increase) in other-net                  				   (1,431,894)	    (4,445,904)
                                         							 ____________   ____________
      Net cash used by investing activities	   (116,410,710)    (72,182,261)

Cash flows from financing activities:
 Payments on short-term debt			                    (493,686)	        (9,319)
 Payments on long-term debt			                  (53,800,000)    (20,400,000)
 Exercise of incentive stock options		              309,953	          3,817
 Proceeds of long-term debt			                  124,500,000	     62,900,000
                                       							  ___________	    ____________
      Net cash provided by financing
	         activities					                        70,516,267	     42,494,498

      Net increase in cash			                     2,223,587	        747,448

  Cash at beginning of period			                  6,817,595	      5,516,850
                                       							  ___________	     __________
  Cash at end of period				                     $ 9,041,182    	  6,264,298
                                       							   ==========	     ==========



              CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                             								Nine months ended
                                            								  September 30,
                                           						    		1995        1994


Schedule reconciling earnings to net cash
 flow from operating activities:
  Net income					                                	$  19,930,418	$ 13,541,849

Noncash expenses, revenues, losses and
 gains included in net income
  Depreciation					                              	   11,252,819	   9,247,286
  Amortization of intangibles			                     13,330,284	   8,216,857
  Amortization of film rights			                      7,871,610	   7,024,669
  Payments on film rights				                        (7,447,021)  (7,585,085)
 (Gain) on disposal of assets			                       (296,926)    (696,343)
  Decrease accounts receivable			                     1,089,773	     	37,565
 (Decrease) accounts payable			                      (1,391,250)    (858,580)
 Increase accrued interest				                          278,073	     	73,231
 Increase (decrease) accrued expenses		                (112,599)	    151,071
 Increase accrued income
  and other taxes					                                3,612,849	   1,282,691
                                           							   __________	  __________

Net cash from operating activities		                $48,118,030	 $30,435,211
                                           							   ==========	  ==========

                See Notes to Consolidated Financial Statements


              CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


Note 1:  BASIS OF PRESENTATION
     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.
	The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts have been eliminated in consolidation. Certain prior year amounts have been reclassified for comparative purposes.
     The results of operations for the three and nine months ended
September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

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

Note 8:  FINANCIAL INSTRUMENTS
     The carrying amounts of the Company's financial instruments approximate their fair value.

           CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of Three Months Ended September 30, 1995 to Three Months Ended September 30, 1994

	Consolidated net broadcasting revenue for the three months ended September 30, 1995 increased 43% to $58,661,201 from $41,009,946 for the same quarter of 1994. Station operating expenses increased 29% to $30,727,392 from $23,767,486. Depreciation and amortization increased 30% from $6,189,146 to $8,018,075 in the third quarter of 1995. Station operating income increased $8,862,420 or 80% to $19,915,734, compared to $11,053,314 for the third
quarter of 1994.    Interest expense increased 201% from $1,845,578 to
$5,559,145 in the third quarter of 1995. Net income increased 50% from $5,423,411 or $.31 per share to $8,113,408 or $.46 per share. The majority of the revenue growth, increase in operating expenses and increases in depreciation and amortization were due to the acquisitions of KBXX-FM, on August 15, 1994, Metroplex Communications Inc. on October 12, 1994, WXXA-TV on December 1, 1994, KMJQ-FM on January 1, 1995, and 80% of a partnership which owns and operates KPRC-AM and KSEV-AM on January 1, 1995. Interest expense increased primarily due to an increase in the average amount of debt outstanding - which resulted from the above-mentioned acquisitions, the purchase of a 50% interest in the Australian Radio Network (ARN) and the purchase of a 21.5% interest in Heftel Broadcasting (Heftel) - and due to an increase in the average interest rate paid from 5.81% for the third quarter of 1994 to 6.80% for the third quarter of 1995. The investments in ARN and Heftel are accounted for under the equity method, and together they contributed $1,337,000 of net earnings in the third quarter of 1995. The majority of the increase in net income also was primarily due to the factors stated above, but was partially offset by an increase of $516,000 in corporate expenses.

Comparison of Nine Months Ended September 30, 1995 to Nine Months Ended September 30, 1994

	Consolidated net broadcasting revenue for the nine months ended September 30, 1995 increased 47% to $171,184,944 from $116,371,851 for the same period in 1994. Station operating expenses increased 37% to $94,999,430 from $69,477,741. Depreciation and amortization increased 41% from $17,453,911 to $24,583,103 in the first nine months of 1995. Station operating income increased $22,162,212 or 75% to $51,602,411, compared to $29,440,199 for the
first nine months of 1994.    Interest expense increased 220% from $4,761,496
to $15,221,397. Net income increased to $19,930,418 or $1.14 per share from $13,541,849 or $.78 per share for the same period in 1994. The majority of the revenue growth, increases in operating expenses and increases in depreciation and amortization was due to the above mentioned acquisitions as well as the inclusion of a full nine months of operations for KLRT-TV, KASN-TV and WAXY-FM which were all acquired in the first quarter of 1994. Interest expense increased due to an increase in the Company's average amount of debt outstanding - which resulted from the above-mentioned acquisitions, the purchase of a 50% interest in ARN and the purchase of a 21.5% interest in Heftel - and due to an increase in the average interest rate paid from 5.31% to 6.95% for the nine months ended September 30, 1994 and 1995, respectively. The investments in ARN and Heftel are accounted for under the equity method, and together they contributed $1,815,000 of net earnings in the first nine months of 1995. The increase in net income also was due to the factors stated above but was partially offset by an increase of $1,339,000 in corporate expenses over the prior year nine-month period.

Liquidity and Capital Resources

	The major sources of capital for the Company have historically been cash flow from operations and proceeds of long-term borrowing under the Company's bank credit facilities, together with the funds supplied by the Company's initial stock offering in April 1984 and subsequent stock offerings in July 1991 and October 1993. As of September 30, 1995, the Company had $297,900,000 outstanding under the $350,000,000 credit facility, a total of $12,000,000 in guarantees to third parties, $6,000,000 in other debt and a $7,000,000 letter of credit. In addition, the Company had $9,041,000 in cash on hand.
     During the first nine months of the year the Company made principal payments on the credit facility totaling $53,800,000 and purchased capital equipment totaling $3,349,000 and a building in Tampa, FL for $2,757,000. Effective January 1, the Company purchased an 80% interest in a partnership that owns and operates KPRC-AM and KSEV-AM in Houston, Texas for $26,800,000. Other broadcasting acquisitions made during the first nine months of 1995 included the Company's purchase of the broadcasting assets of KMJQ-FM and KYOK-AM in Houston, Texas for $38,500,000.
     Upon consummation of the Houston acquisitions, the Company immediately divested itself of KYOK-AM, KALO-AM and KHYS-FM for $2,475,000, $450,000 and $10,000,000, respectively. The Company received $350,000 in cash with the remainder in notes receivable from the sale of these stations.
     Also during the first nine months of 1995, the Company acquired a 50% interest in the newly created entity, ARN, for approximately $75,000,000. During the third quarter, the Company received approximately $10,000,000 representing the Company's portion of the proceeds from the sale of two radio stations previously held by ARN, bringing the Company's net equity investment in ARN to approximately $65,000,000. ARN currently owns and operates eight radio stations in five different markets including Sydney and Melbourne, Australia's largest markets.
     Finally, the Company purchased a 21.6% interest, or 2,156,799 shares, of Heftel Broadcasting, Inc. (Heftel) Common Stock for approximately $20,500,000. Heftel's Common Stock is publicly traded on NASDAQ. All of these transactions were financed by the Company's credit facility.
     Subsequent to September 30, 1995, the Company purchased the broadcasting assets of WLYH-TV in Lancaster/Lebanon, PA and the broadcasting assets and the license of the Harrisburg, PA CBS-affiliate, WHP-TV, for a total purchase price of $39,000,000. These two acquisitions were financed by the Company's revised credit facility, which was expanded as of October 1, 1995 from $350,000,000 to $600,000,000. The credit facility will convert to a term loan on September 30, 1998.
     The Company believes that cash flow from operations will be sufficient to make all required future interest and principal payments on the credit facility and that cash flow from operations and the credit facility will be sufficient to fund all anticipated capital expenditures.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.  See Exhibit Index on Page 13
         (b)  Reports on Form 8-K
                   NONE


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








Date      November 13, 1995                   L. Lowry Mays
	      ___________________			             ______________________________
                                    							(L. Lowry Mays - President and
                                    							Chief Executive Officer)
                                    							(Duly Authorized Officer)





Date     November 13, 1995                 	 Herbert W. Hill, Jr.
 	     ___________________			             _____________________________
                                    							(Herbert W. Hill, Jr. -
                                    							Vice President and Principal
                                    							Financial Officer)


Index to Exhibits

(a) 3.1 -- Articles of Incorporation, as amended, of Registrant
(a) 3.2 -- Amended and Restated Bylaws of Registrant
(a) 4   -- Buy-Sell Agreement among Clear Channel Communications, Inc.,
		L. Lowry Mays, B. J. McCombs, John M. Schaefer and John W. Barger dated May 31, 1977.
(i) 4.1 -- Revolving Credit and Term Loan Agreement, dated as of October 1, 1984, by and among Clear Channel Communications, Inc., The
Signatory Banks Hereto, and The Bank of New York, as Agent.
(i) 4.3 -- Amendment No. 1, dated as of August 25, 1986, to the Revolving
		Credit and Term Loan Agreement, dated as of October 1, 1984, and among Clear Channel Communications, Inc., The Signatory Banks thereto and The Bank of New York as Agent.
(i) 4.4 -- Amended and Restated Credit Agreement by and among Clear Channel Television, Inc., NCNB Texas National Bank, Texas Commerce Bank and NCNB Texas National Bank as administrative lender.
(i) 4.5 -- Amendment No. 2, dated as of December 31, 1986, to the Revolving Credit and Term Loan Agreement, dated as of October 1, 1984, by and among Clear Channel Communications, Inc., the Signatory
Banks thereto and The Bank of New York, as Agent, as amended by Amendment No. 1, dated as of August 25, 1986.
(i) 4.6 -- Amendment No. 3, dated as of December 27, 1988, to the Revolving Credit and Term Loan Agreement, dated as of October 1, 1984, by and among Clear Channel Communications, Inc., the Signatory
Banks and The Bank of New York, as Agent, as amended by Amendment No. 1, dated as of August 25, 1986, and Amendment No.
2, dated as of December 31, 1986.
(i) 4.7 -- Amendment No. 4, dated as of December 31, 1988, to the Revolving
		Credit and Term Loan Agreement, dated as of October 1, 1984, by and among Clear Channel Communications, Inc., the Signatory Banks and The Bank of New York, as Agent, as amended by Amendment No. 1, dated as of August 25, 1986, Amendment No. 2, dated as of December 31, 1986, and Amendment No. 3, dated as of December 27, 1988.
(i) 4.8 -- Amendment No. 5, dated as of July 14, 1989, to the Revolving
		Credit and Term Loan Agreement, dated as of October 1, 1984, by and among Clear Channel Communications, Inc., the Signatory Banks thereto and The Bank of New York, as Agent, as amended by Amendment No. 1, dated as of August 25, 1986, Amendment No. 2, dated as of December 31, 1986, Amendment No. 3, dated as of December 27, 1988, and Amendment No. 4, dated as of December 31, 1988.
(i) 4.9 -- Amendment No. 6 and Waiver No. 1, dated as of September 30,1989,
		to the Revolving Credit and Term Loan Agreement, dated as of October 1, 1984, by and among Clear Channel Communications, Inc. The Signatory Banks thereto and The Bank of New York, as Agent, as amended by Amendment No. 1, dated as of August 25, 1986, Amendment No. 2, dated as of December 31, 1986, Amendment No. 3, dated as of December 27, 1988, Amendment No. 4, dated as of December 31, 1988, and Amendment No. 5, dated as of July 14, 1989.
(i) 4.10 -- Amendment No. 7, dated as of March 31, 1990, to the Revolving
		Credit and Term Loan Agreement, dated as of October 1, 1984, by and among Clear Channel Communications, Inc., The Signatory Banks thereto and The Bank of New York, as Agent, amended by Amendment No. 1, dated as of August 25, 1986, Amendment No. 2, dated as of December 31, 1986, Amendment No. 3, dated as of December 27, 1988, Amendment No. 4, dated as of December 31, 1988, Amendment No. 5, dated as of July 14, 1989, and Amendment No. 6 and Waiver No. 1, dated as of September 30, 1989.

(a)10.16 -- Incentive Stock Option Plan of Clear Channel Communications,
		Inc. dated as of January 1, 1984.
(c)10.18 -- Radio Asset Purchase Agreement dated June 9, 1986, by and between
		WHAS, Inc. and Clear Channel Communications, Inc.
(c)10.19 -- Letter from George N. Gill, dated September 1, 1986, amending the
		Radio Asset Purchase Agreement dated June 9, 1986, by and between WHAS, Inc. and Clear Channel Communications, Inc.
(d)10.20 -- Television Asset Purchase Agreement dated December 30, 1988, by
		and between Michigan Energy, Inc. and Clear Channel Television,
		Inc.
(f)10.22 -- Television Asset Purchase Agreement dated January 31, 1989, as
		amended by and between the Roman Catholic Diocese of Tucson and Clear Channel Television, Inc.
(g)10.23 -- Television Asset Purchase Agreement dated August 25, 1989, by and
		between Malrite of Jacksonville, Inc. and Clear Channel
		Television, Inc.
(h)10.25 -- Television Asset Purchase Agreement dated July 31, 1990, by and
		between Channel 24, Ltd., Debtor in Possession and Clear Channel Television, Inc.
(i)10.26 -- Station Affiliation Agreement between Fox Broadcasting Company
		and Clear Channel Television, Inc. for the carriage of programming over WPMI-TV, Mobile, Alabama, dated June 13, 1989.
(i)10.27 -- Station Affiliation Agreement between Fox Broadcasting Company
		and Clear Channel Television, Inc. for the carriage of programming over WAWS-TV, Jacksonville, Florida, dated August 16, 1989.
(i)10.28 -- Station Affiliation Agreement between Fox Broadcasting Company and
		Clear Channel Television, Inc. for the carriage of programming over KOKI-TV, Tulsa, Oklahoma, dated December 28,1989.
(i)10.29 -- Station Affiliation Agreement between Fox Broadcasting Company and
		Clear Channel Television, Inc. for the carriage of programming over KSAS-TV, Wichita, Kansas, dated July 10, 1989.
(j)10.30 -- Television Asset Purchase Agreement dated January 27, 1992, by and
		between Chase Broadcasting of Memphis, Inc. and Clear Channel
		Television, Inc.
(j)10.31 -- Radio Asset Purchase Agreement dated January 31, 1992, by and
		between Noble Broadcasting of Connecticut, Inc. and Clear
		Channel Radio, Inc.
(j)10.32 -- Radio Asset Purchase Agreement dated April 19, 1992, by and
		between Edens Broadcasting, Inc. and Clear Channel Radio, Inc.
(k)10.33 -- Radio Asset Purchase Agreement dated January 31, 1993, by and
		between KHFI Venture, LTD. and Clear Channel Radio, Inc.
(l)10.34 -- Radio Asset Purchase Agreement dated December 28, 1992, by and
		between Westinghouse Broadcasting Company, Inc. and Clear
		Channel Radio, Inc.
(l)10.35 -- Radio Asset Purchase Agreement dated December 23, 1992, by and
		between Inter-Urban Broadcasting of New Orleans Partnership and Snowden Broadcasting, Inc.
(m)10.36 -- Television Asset Purchase Agreement dated August 19, 1993, by and
		between Television Marketing Group of Memphis, Inc. and Clear Channel Television, Inc.
(n)10.37 -- Radio Asset Purchase Agreement April 1, 1993, by and between
		Capital Broadcasting of Virginia, Inc. and Clear Channel Radio,
		Inc.
(o)10.38 -- Television Asset Purchase Agreement dated August 31, 1993, by and
		between Nationwide Communications, Inc. and Clear Channel
		Television, Inc.
(p)10.39 -- Radio Asset Merger Agreement dated March 22, 1994, by and between
		Metroplex Communications, Inc. and Clear Channel Radio, Inc.
(q)10.40 -- Radio Partnership Interest Purchase Agreement dated April 5, 1994,
		by and between Cook Inlet communications, Inc. and WCC Associates and Clear Channel Radio, Inc.
(r)10.41 -- Television Asset Purchase Agreement September 12, 1994, by and
		between Heritage Broadcasting Company of New York, Inc. and Clear Channel Television, Inc.
(s)10.42 -- Radio Asset Purchase Agreement dated November 17, 1994, by and
		between Noble Broadcast of Houston, Inc. and Clear Channel
		Radio, Inc.
(t)10.43 -- Australian Radio Network Shareholders Agreement dated February
		1995, by and between APN Broadcasting Investments PTY Limited, Australian Provincial Newspapers Holdings Limited, APN Broadcasting PTY LTD and Clear Channel Radio, Inc and Clear Channel Communications, Inc.
   10.44 -- $600,000,000 Amended and Restated Credit Agreement Among
  Clear Channel Communications, Inc., Certain Lenders, and Nationsbank of
	 Texas, N.A., as Administrative Lender, dated October 19, 1995.

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