Form 10-K
period 1995-12-31
CLEAR CHANNEL COMMUNICATIONS INC
filed 1996-03-29
CIK 739708

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                            FORM 10-K
        ___   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31,
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

None
 ___________________________________

          Indicate by check mark whether the registrant (1)
has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding 12 months (or for shorter period that the
registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90
days. Yes __X___ No _____
_____________________________________

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ____ No
__________________________________________

          As of March 1, 1995, 34,592,019 shares of Clear Channel Communications, Inc. Common Stock were outstanding including 13,439 held in treasury, and the aggregate market value (based upon the last reported sale price on the New York Stock Exchange on February 29, 1996) of the shares of Common Stock held by non-affiliates was approximately $1,042,190,000. (For purposes of calculating the preceding amount only, all directors and officers of the registrant are assumed to be affiliates.)
_____________________________________

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in the Parts of this report indicated below:
     Items 5, 6, 7 and 8 of Part II -- Clear Channel Communications, Inc.'s 1995 Annual Report to Shareholders ("Annual Report")
     Portions of Items 10, 11, 12 and 13 of Part III --
Definitive Proxy Statement of Clear Channel Communications, Inc. relating to its 1996 Annual Meeting of Shareholders to be held on April 25, 1996.

                               Part I

Item 1. Business

     Clear Channel Communications, Inc. ("the Company") was incorporated under the laws of the State of Texas in 1974 as the successor to a radio broadcasting company which began operations in 1972. The Company is a diversified broadcasting company which at December 31, 1995 owned and operated 36 radio and ten television stations for which it is the owner of the Federal Communications Commission (FCC) license.
In addition, the Company operates seven radio and six television stations under time sales, time brokerage or local marketing agreements.
All of these properties are located in 22 different markets in 16 states.
     At December 31, 1995, the Company owned the FCC licenses to 16
AM and 20 FM radio stations located principally in the South, Southwest and in the Northeast. These radio stations employ a wide variety of programming formats, such as News/Talk/Sports, Country, Adult
Contemporary, Urban and Album Rock. The Company's ten licensed television stations are located in the South, Southwest, New
York, Pennsylvania and Minnesota. Six of these television stations are affiliated with the Fox television network; one is affiliated with the ABC television network; one is affiliated with the NBC television network; one is affiliated with the CBS television network and one is affiliated with the UPN television network.
Additionally, the Company operates five radio networks; one of which provides news coverage in Oklahoma; one of which provides sports coverage in Oklahoma, Texas and Iowa; one of which provides news, sports and information to radio stations throughout
Kentucky; one of which provides news, sports and information to radio stations throughout Virginia and one of which provides news and agricultural information to radio stations in Texas and New
Mexico. In 1995, the Company derived approximately 58% of its net broadcasting revenue from radio operations and approximately 42% from television operations.
     The Company's strategy is to identify and acquire under-performing stations on favorable terms and to utilize management's extensive operating experience to improve the performance of such stations and its existing stations through effective programming, reduction of costs and aggressive promotion, marketing and sales. From
1989 to 1991, growth was generated primarily from the acquisition of television stations, as well as operating improvements at existing broadcasting properties. From 1992 through 1995, growth was generated primarily from the acquisition of radio stations and WFTC-TV in Minneapolis, MN as well as operating improvements at existing broadcasting properties. The Company continues to seek opportunities for expansion through the acquisition of attractive broadcasting and other media-related properties.
The Company believes that one of its most important assets is its experienced management team. General managers are responsible for the day-to-day operations of their respective stations. The
Company believes that the autonomy of its station management enables it to attract top quality managers capable of implementing the Company's aggressive marketing strategy and reacting to competition in the local markets. Most general managers have been granted options to purchase shares of the Company's Common Stock. As an additional incentive, a portion of each manager's compensation is based on the performance of the station or stations for which he or she is responsible.

     The Company made its first international investment in 1995, when it purchased a 50% equity interest in (and, therefore, does not consolidate the assets or operations of) the Australian Radio
Network Pty Ltd (ARN), which owns and operates a narrowcast radio broadcasting service, a radio representation company and eight radio stations, including stations in Australia's three largest markets -- Sydney, Melbourne and Brisbane. The Company believes that the risk associated with its foreign currency exposure inherent in its investment in ARN is low due to Australia's relative political and economic stability, which historically have helped Australia to maintain a stable currency relative to the U.S. dollar.

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

RECENT DEVELOPMENTS

      Effective February 15, 1996, the Company acquired the broadcasting assets, with the exception of the FCC license, of WOOD-AM/FM and WBCT-FM in Grand Rapids, MI for approximately $42 million. Transfer of the FCC licenses for these stations is pending FCC approval, therefore, the Company operates these stations under local marketing agreements with the previous owner, until such time when the license transfers are approved by the FCC.
     In March 1996, the Company entered into a definitive agreement to purchase 100% of the common stock of US Radio, Inc. of Philadelphia, PA for approximately $140 million. US Radio, Inc.
owns and/or operates 13 FM and five AM stations in seven U.S.
markets:  Memphis, TN, Norfolk, VA, Raleigh, NC, El Paso, TX,
Milwaukee, WI, Little Rock, AR and Reading, PA. The Company expects to close this transaction on or about June 1, 1996.
Also in March 1996, the Company signed a letter of intent to purchase all of the assets of radio station WTVR-AM/FM in Richmond, VA for approximately $18 million, subject to the signing of a definitive asset purchase agreement. All of these transactions are subject to FCC approval.

EMPLOYEES

      At January 1, 1996, the Company had approximately 1,779 employees: 1,163 in radio operations, 594 in television operations and 22 in corporate activities.

INDUSTRY SEGMENTS

     Information relating to the industry segments of the Company's operations for 1995, 1994 and 1993 is included in "Note L: Segment Data" to the Company's consolidated financial statements on page 32 of the Company's Annual Report and hereby is incorporated by reference.

RADIO BROADCASTING

The following tables set forth certain selected information with regard to each of Clear Channel Communications, Inc.'s 16 AM and
20 FM radio stations for which it owns the FCC license at December 31, 1995.

                                            Expiration
                       Date of       (2)     Date of      FCC       Power
Station/Location     Acquisition   Network   License   Frequency   (Watts)

WOAI-AM
San Antonio, TX     Jun. 1975  ABC,CBS,TSN   8/1/97    1200 KHZ     50,000
KAJA-FM
San Antonio, TX     Mar. 1972                8/1/97    97.3 MHZ    100,000
KAKC-AM
Tulsa, OK           Oct. 1973     SMN,ONN    6/1/97    1300 KHZ      5,000(1)
KMOD-FM
Tulsa, OK           Oct. 1973     ONN        6/1/97    97.5 MHZ    100,000
KPEZ-FM
Austin, TX          Jul. 1982                8/1/97   102.3 MHZ     50,000
KTOK-AM
Oklahoma City, OK   Oct. 1984     ABC,ONN    6/1/97    1000 KHZ      5,000
KJYO-FM
Oklahoma City, OK   Oct. 1984     ABC        6/1/97   102.7 MHZ    100,000
WODT-AM
New Orleans, LA     Oct. 1984    ABC,SEN     6/1/96 (7)    1280 KHZ  5,000
WQUE-FM
New Orleans, LA     Oct. 1984               6/1/96 (7)    93.3 MHZ 100,000
WELI-AM
New Haven, CT       Oct. 1984     ABC        4/1/98     960 KHZ      5,000
WHAS-AM
Louisville, KY      Sep. 1986     ABC        8/1/96     840 KHZ     50,000
WAMZ-FM
 Louisville, KY      Sep. 1986     ABC       8/1/96    97.5 MHZ    100,000
WKCI-FM
New Haven, CT       May  1992                4/1/98   101.3 MHZ     50,000
WRVA-AM
Richmond, VA        Jul. 1992     CBS       10/1/95 (7)    1140 KHZ 50,000
WRVQ-FM
Richmond, VA        Jul. 1992               10/1/95    94.5 MHZ    100,000
WRBQ-AM
Tampa, FL           Jul. 1992     ABC,SMN    2/1/96    1380 KHZ      5,000
WRBQ-FM
Tampa, FL           Jul. 1992      ABC       2/1/96   104.7 MHZ    100,000
WAVZ-AM
New Haven, CT       Dec.  1992   ABC,USRN    4/1/98    1300 KHZ      1,000
KQXT-FM
San Antonio, TX     Jan. 1993                8/1/97   101.9 MHZ    100,000
KHFI-FM
Austin, TX          Feb. 1993                8/1/97    96.7 MHZ    100,000
KTKR-AM
San Antonio, TX     Jul. 1993  ABC,NBC,W1/M  8/1/97     760 KHZ      5,000
WRVH-AM
Richmond, VA        Sep. 1993      W1/M     10/1/95 (7)    910 KHZ   5,000
WRXL-FM
Richmond, VA        Sep. 1993               10/1/95   102.1 MHZ    100,000
KEBC-FM
Oklahoma City, OK   Jan. 1994                6/1/97    94.7 MHZ    100,000
WBGG-FM
Miami, FL           Mar. 1994                2/1/96   105.9 MHZ    100,000
KBXX-FM
Houston, TX         Aug. 1994     W1/U       8/1/97    97.9 MHZ    100,000
WHYI-FM
Miami, FL           Oct. 1994                2/1/96(7) 100.7 MHZ   100,000
WMTX-AM (3)
Tampa, FL           Oct. 1994                2/1/96(7)  1040 KHZ     3,600
WMTX-FM
Tampa, FL           Oct. 1994                2/1/96(7)  95.7 MHZ   100,000
WERE-AM
Cleveland, OH       Oct. 1994    CNN,W1/M   10/1/96    1300 KHZ      5,000
WNCX-FM
Cleveland, OH       Oct. 1994      ABC      10/1/96    98.5 MHZ    100,000
WYLD-AM (6)
New Orleans, LA    Jan. 1995   ABC          6/1/96 (7)   940 KHZ    10,000
WYLD-FM
 New Orleans, LA    Jan. 1995   ABC         6/1/96(7)   98.5 MHZ   100,000
KMJQ-FM
Houston, TX         Jan. 1995                8/1/97   102.1 MHZ    100,000
KPRC-AM(4)
Houston, TX         Jan. 1995    CNN, ABC    8/1/97     950 KHZ      5,000
KSEV-AM (4)(5)
Houston, TX         Jan. 1995   W1/U, ABC    8/1/97     700 KHZ     15,000

(1) 5,000 watts during the day and 1,000 watts at night.
(2) TSN- Texas State Network, ONN-Oklahoma News Network, USRN
    U.S. Radio Network, SMN-Satellite Music Network, SBN-
    Sheridan Broadcast Network W1/U-Westwood One/Unistar, W1/M-
    Westwood One/Mutual, SEN-Sports Entertainment Network
(3) 3,600 watts during the day and 420 at night.
(4) The Company acquired an 80% percent interest in this station.
(5) 15,000 watts during the day and 1,000 watts at night.
(6) 10,000 watts during the day and 500 watts at night.
(7) The company and its licensee subsidiaries have applications for renewal of licenses pending for the following stations:

     WQUE-FM, New Orleans, Louisiana (filed 2/1/96)
     WYLD-FM, New Orleans, Louisiana (filed 2/1/96)
     WYLD-AM, New Orleans, Louisiana (filed 2/1/96)
     WODT-AM, New Orleans, Louisiana (filed 2/1/96)
     WBGG-FM, Fort Lauderdale, Florida (FCC File No. BRH-951002UY) WHYI-FM, Fort Lauderdale, Florida (FCC File No. BRH-951002ZV) WMTX-AM, Pinellas Park, Florida (FCC File No. BR-951002ZQ) WMTX-FM, Clearwater, Florida (FCC File No. BRH-951002WC) WRVA-AM, Richmond, Virginia (FCC File No. BR-950601B4) WRVH-AM, Richmond, Virginia (FCC File No. BR-950601B5)


                                 (2)               (1)
Station,                  1995             Primary
Format,and               Station         Demographic
Market                    Rank            Audience
                        In Market           Range

WHAS-AM/WAMZ-FM             2/1          25-54/25-54
News Adult Contemporary/Country
(Louisville, KY)
WOAI-AM/KAJA-FM             7/6          25-54/25-54
News Talk Sports/Country
KQXT-FM/KTKR-AM             4/NR         25-54/25-54
Adult Contemporary/News Talk Sports
(San Antonio, TX)
WODT-AM/WQUE-FM             NR/1         25-54/18-49
News Talk Sports/Urban Contemporary
WYLD-AM/FM                  14/2         25-54/25-54
(New Orleans, LA)
KTOK-AM/KJYO-FM/KEBC-FM     5/2/8        35+/18-34/18-34
News Talk Sports/Contemporary Hits/Country
(Oklahoma City, OK)
KAKC-AM/KMOD-FM             NR/5         25-54/25-54
News Talk Sports/Album Oriented Rock
(Tulsa, OK)
KMJQ-FM/KBXX-FM             4/1          18-49/18-49
Urban Contemporary/Urban Contemporary
(Houston, TX)
KPRC-AM/KSEV-AM            11/22             25-54/25-54
News Talk
(Houston, TX)
KPEZ-FM/KHFI-FM             8/2          18-34/18-49
Classic Rock/Contemporary Hits
(Austin, TX)
WELI-AM/WKCI-FM/WAVZ-AM     5/4/NR       35+/18-49/25-54
News Adult Contemporary/Contemporary Hits/News Talk Sports
(New Haven, CT)
WHYI-FM/WBGG-FM            8/20          18-34/18-49
Contemporary Hits/Rock Oldies
(Miami/Ft. Lauderdale, FL)
WNCX-FM/WERE-AM             5/NR         25-54/25-54
Classic Rock/News Talk
(Cleveland, OH)
WRVA-AM/WRVQ-FM             4/5          35+/18-49
News Talk Sports/Contemporary Hits
WRVH-AM/WRXL-FM            NR/6          25-54/18-49
News Talk Sports/Album Oriented Rock
(Richmond, VA)
WRBQ-AM/FM, WMTX-AM/FM       19/5/4         25-54/18-49/25-54
Country/Adult Contemporary
(Tampa, FL)

NR -- Not rated in applicable demographic
(1) Company estimates
(2) Based on 12+ audience shares reported in Duncan's American
    Radio Summer 1995 Supplement for all markets except New
    Haven, which is based on 12+ audience shares as reported in the Fall 1995 Arbitron Metro Report.

Pending license applications before the FCC

The Company has before the FCC applications seeking consent to the transfer of control of 16 radio station licenses and their license holding companies to Clear Channel Communications of Memphis, Inc., a subsidiary of the Company. The stations include:

WSVY-AM, Portsmouth, VA
WOWI-FM, Norfolk, VA
WJCD-FM, Norfolk, VA
WQOK-FM, South Boston, VA
WHRK-FM, Memphis, TN
WDIA-AM, Memphis, TN
KHEY-AM, El Paso, TX
KHEY-FM, El Paso, TX

KPRR-FM, El Paso, TX
KJOJ-FM, Freeport, TX
WRAW-AM, Reading, PA
WRFY-FM, Reading, PA
WKKV-FM, Racine, WI
KDDK-FM, Jacksonville, AR
KMJX-FM, Conway, AR
WNND-FM, Fuquay-Varina, NC

The Company also has before the FCC applications seeking consent to the assignment of 4 other radio station licenses to subsidiaries of the Company. The stations include:

WBCT-FM, Grand Rapids, MI
WOOD-AM, Grand Rapids, MI

WOOD-FM, Grand Rapids, MI
WENZ-FM, Cleveland, OH

The Company currently has applications pending before the FCC requesting waivers of the one-to-a-market rule in order to enable the company to complete the purchase of control of WHRK-FM and WDIA-AM, Memphis, Tennessee, KDDK-FM and KMJX-FM, Conway, Arizona, and WNND-FM,
Fuquay-Varina, North Carolina. The Company cannot predict whether these waiver applications will be approved. (See section on Federal Regulation of Television & Radio Broadcasting for a discussion of the one-to-a-market rule.)

In addition, at December 31, 1995, the Company had joint sales or time brokerage agreements with KSJL-FM San Antonio, TX;
KEYI-FM and KFON-AM Austin, TX; WKJK-FM and WKY-AM in
Louisville, KY; KHYS-FM Houston, TX and WENZ-FM Cleveland, OH to market and sell the advertising time of these stations.

     The Company's radio stations employ various formats for their programming. A station's format is important in determining the size and characteristics of its listening audience. Advertising rates charged by a radio station are based primarily on the station's ability to attract audiences having certain demographic characteristics in the market area which advertisers want to reach, as well as the number of stations competing in the market. Advertisers often tailor their advertisements to appeal to selected population or demographic segments. The Company pays the cost of producing the programming for each station. Generally, the Company designs formats for its own stations, but has also used outside consultants and program syndicators for program material. Most of the Company's radio revenue is generated from the sale of local advertising. Additional revenue is generated from the sale of national advertising, network compensation payments and barter and other miscellaneous transactions. The Company has focused its sales effort on selling directly to local advertisers, while seeking to minimize sales through outside representatives, including advertising agencies. Direct contact with its customers has aided the Company's sales personnel in developing long-standing customer relationships, which the Company believes are a competitive advantage. The Company's sales personnel are paid on a commission basis, which emphasizes this direct local focus. The Company believes that this focus has enabled some of its stations to achieve market revenue shares exceeding their audience shares in a given year. Each of the Company's radio stations also engages independent sales representatives to assist it in obtaining national advertising.
The representatives obtain advertising through national advertising agencies and receive a commission from the Company based on the Company's net revenue from the advertising obtained. In February 1996, the Company formed an alliance with one of the nations largest national advertising representation firms, whereby the firm will dedicate certain personnel to work exclusively for the Company's radio stations. The Company believe this arrangement will help its stations to achieve higher shares of national advertising revenue.

TELEVISION BROADCASTING

    The following table sets forth certain selected information with regard to each of the Company's ten television stations for which it owns the FCC licenses at December 31, 1995.

                                            Expiration
                     Date of               Date of FCC             Power
Station/Location   Acquisition    Network    License     Channel  (Watts)
WPMI-TV
Mobile, AL         Dec. 1988    NBC          4/1/97       15      5,000,000
KOKI-TV
Tulsa, OK          Dec. 1989    FOX          6/1/98       23      3,260,000
WAWS-TV
Jacksonville, FL   Sep. 1989    FOX          2/1/97       30      2,789,000
KTTU-TV
Tucson, AZ         Feb. 1989    UPN         10/1/98       18      2,500,000
KSAS-TV
Wichita, KS        Aug. 1990    FOX          6/1/98       24      3,310,000
WPTY-TV
Memphis, TN        Apr. 1992    ABC          8/1/97       24      3,003,000
WFTC-TV
Minneapolis, MN    Oct. 1993    FOX          4/1/97       29      5,000,000
KLRT-TV
Little Rock, AR    Feb. 1994    FOX          6/1/96       16      5,000,000
WXXA-TV
Albany, NY         Dec. 1994    FOX          6/1/98       23      3,020,000
WHP-TV
Harrisburg, PA      Oct. 1995   CBS          8/1/99       21      1,200,000

(1) On April 1, 1995, the Commission renewed the license of KTTU-TV for a period of two years due to a finding of violations of the Commission's rules limiting the amount of commercial matter that may be aired during children's programming. The Commission also imposed quarterly reporting requirements during the license term to show continued compliance with the children's television rules. The Company owns the FCC license for KTTU-TV but entered into a local marketing agreement, and, therefore, does not operate the station.

     In addition, at December 31, 1995, the Company had local marketing agreements with WJTC-TV Mobile, AL; KTFO-TV Tulsa, OK; WLMT-TV
Memphis, TN; WNFT-TV Jacksonville, FL; KASN-TV Little Rock, AR and WLYH-TV Lebanon/Lancaster/York, PA.

     The Company purchases the broadcast rights for the majority of its television programming for its Fox and UPN affiliates from various syndicators. The Company competes with other television stations within each market for these broadcast rights. These programming costs have declined in the past five years and are expected to continue to decline in the foreseeable future due to the decrease in the number of stations in the Company's markets competing for the same programming. Moreover, the affiliation changes to NBC in Mobile, AL/ Pensacola,FL and to ABC in Memphis, TN have reduced the Company's' need to obtain outside programming.

  The second source of programming for the Company's Fox affiliates is the Fox, ABC, NBC and CBS television networks, which produce and distribute programming in exchange for each station's commitment to air the programming at specified times and for commercial announcement time during the programming. For 1995, Fox, ABC and NBC primary programming was intended to appeal primarily to a target audience of 18 to 49 year old adults, while the CBS network's primary programming was intended to appeal primarily to a target audience of 25-54 adults.
    Each Fox contract currently runs for a five year term expiring in 1998 except for the Fox contract for WXXA-TV Albany, NY, which expires in 1999 and may be renewed by Fox or the Company. Based on the performance of its Fox-affiliated stations to date, the Company expects it will continue to be able to renew its Fox contracts, although no assurances in this regard can be given. The network affiliation agreements with ABC (for WPTY-TV in Memphis, TN, effective December
1, 1995), CBS (for WHP-TV in Harrisburg, PA, renewed and effective
December 18, 1995), NBC (for WPMI-TV in Mobile, AL, effective January
1, 1996) and UPN (for KTTU-TV in Tucson, AZ, entered into in
________, 1995) run for ten-year terms.
      The third source of programming is the production of local news programming on the Fox, CBS, ABC and NBC affiliate stations in Jacksonville, FL, Harrisburg, PA, Memphis, TN and Mobile, AL/ Pensacola, FL, respectively. Local news programming traditionally has appealed to a target audience of adults 25 to 54 years of age. Because these viewers generally have increased buying power relative to viewers in other demographic groups, they are one of the most sought-after target audiences for advertisers. With such programming, these stations are able to attract advertisers to which they otherwise would not have access.
      Revenue is generated primarily from the sale of local and national advertising, as well as from fees received from the affiliate television networks. Advertising rates depend primarily on the quantitative and qualitative characteristics of the audience the Company can deliver to the advertiser. Local advertising is sold by the Company's sales personnel, while national advertising is sold by independent national sales representatives.
The Company's revenue is seasonal, with the fourth quarter generating the highest level of revenue and the first quarter generating the lowest. The fourth quarter generally reflects higher advertising in preparation for the holiday season and, in the case of radio, the effect of political advertising in election years.
      The Company's broadcasting results are dependent on a number of factors, including the general strength of the economy, population growth, ability to provide popular programming, relative efficiency of radio and television broadcasting compared to other advertising media, signal strength, technological capabilities and developments and governmental regulations and policies.

COMPETITION

Clear Channel's radio and television stations compete for audience share and advertising revenue directly with other radio and television stations within their broadcast areas. Competition among radio and television stations is based primarily on program content, which is significantly affected by network affiliation and by local programming activities. Other factors that affect a station's competitive position include its authorized power, terrain, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other stations in the market area. The Company's radio and television stations are located in highly competitive markets. In the radio broadcasting industry, moreover, it is not uncommon for radio stations outside of a market area to broadcast at sufficient strength to gain a share of the audience in adjacent areas. Many of the stations with which the Company competes are owned or operated by national or regional companies with substantially greater financial and other resources than the Company. Other media, including network television, cable television, newspapers, magazines, direct mail coupons, billboard advertising, and direct broadcast satellite, also compete with the Company for advertising revenue. The Company believes it competes favorably against other stations because of its management skill and experience and the ability of the Company's stations to generate revenue that is at least equal to their market share in their respective markets.

   The following tables show the number of competitors and the relative market size and population of each market served by the Company's radio and television stations for which it owns the FCC license at December 31, 1995:

Radio

Station                    1995             # of
and                        Market          Stations      Population
Market                     Rank            in Market    (in thousands)

WHAS-AM/WAMZ-FM            48                22             840
(Louisville, KY)
WOAI-AM/KAJA-FM            34                27           1,167
 KQXT-FM/KTKR-AM
(San Antonio, TX)
WODT-AM/WQUE-FM/WYLD-AM/FM 38                24           1,030
(New Orleans, LA)
KTOK-AM/KJYO-FM/KEBC-FM    51                20             823
(Oklahoma City, OK)
KAKC-AM/KMOD-FM            60                21             642
(Tulsa, OK)
KHYS-FM/KBXX-FM/KMJQ-FM     9                32           3,294
KPRC-AM/KSEV-AM
(Houston, TX)
KPEZ-FM/KHFI-FM            54                27             785
(Austin, TX)
WELI-AM/WKCI-FM/WAVZ-AM    93                27             388
(New Haven, CT)
WHYI-FM/WBGG-FM            11                37           2,843
(Miami/Ft. Lauderdale, FL)
WNCX-FM/WERE-AM            22                27           1,766
(Cleveland, OH)
WRVA-AM/WRVQ-FM            56                22             766
WRVH-AM/WRXL-FM
(Richmond, VA)
WRBQ-AM/FM, WMTX-AM/FM      21                27           1,864
(Tampa, FL)

Source: Based on 12+ audience shares reported in Duncan's
American Radio Summer 1995 Supplement for all markets except
New Haven, which is based on 12+ audience shares as reported in the Fall 1995 Arbitron Metro Report.

Television
                                                        (1)
Station                      1995              # of          1995
   and                       Market           Stations     Households
Market                       Rank            in Market  (in thousands)

KOKI-TV                      59                  6            459
(Tulsa, OK)
WAWS-TV                      55                  5            486
(Jacksonville, FL)
WPMI-TV                      61                  5            436
(Mobile, AL/Pensacola, FL)
WPTY-TV                      42                  6            605
(Memphis, TN)
KSAS-TV                      63                  4            425
(Wichita, KS)
KTTU-TV                      80                  6            344
(Tucson, AZ)
WFTC-TV                      14                  6          1,412
(Minneapolis, MN)
KLRT-TV                      58                  5            473
(Little Rock, AR)
WXXA-TV                      52                  5            507
(Albany, NY)
WHP-TV                       44                  6            579
(Harrisburg, PA)

Source: 1995 ADI Market Rankings based on A.C. Nielsen estimates of U.S Television Households.
(1) Company estimate

FEDERAL REGULATION OF TELEVISION & RADIO BROADCASTING

Existing Regulation and 1996 Legislation. Television and radio broadcasting are subject to the jurisdiction of the Federal Communications Commission ("FCC") under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act prohibits the operation of a television or radio broadcasting station except under a license issued by the FCC and empowers the FCC, among other things, to issue, renew, revoke and modify broadcasting licenses; assign frequency bands; determine stations' frequencies, locations, and power; regulate the equipment used by stations; adopt other regulations to carry out the provisions of the Communications Act; impose penalties for violation of such regulations; and impose fees for processing applications and other administrative functions. The Communications Act prohibits the assignment of a license or the transfer of control of a licensee without prior approval of the FCC. Under the Communications Act, the FCC also regulates certain aspects of the operation of cable television systems and other electronic media that compete with broadcast stations.

     The recently enacted Telecommunications Act of 1996 ("the 1996 Act") represents the most comprehensive overhaul of the country's telecommunications laws in more than 60 years. The first Communications Act originated at a time when telephone and broadcasting technologies were quite distinct and addressed different consumer needs. As a consequence, both the statute and its implementing regulatory scheme were designed to compartmentalize the various sectors of the telecommunications industry.
The 1996 Act removes or relaxes the statutory barriers to telephone company ("telco") entry into the video programming delivery business, to cable company provision of telephone service, and to common ownership of broadcast television and cable properties.

     The 1996 Act also significantly changes both the process for renewal of broadcast station licenses and the broadcast ownership rules. First, the 1996 Act establishes a "two-step" renewal process that limits the FCC's discretion to consider applications filed in competition with an incumbent's renewal application. The 1996 Act also substantially liberalizes the national broadcast ownership rules, eliminating the national radio limits and easing the national restrictions of TV ownership. The 1996 Act also relaxes local radio ownership restrictions, but leaves local TV restrictions in place pending further FCC review. The FCC has already implemented some of these changes through Commission Orders.

     This new regulatory flexibility is likely to engender aggressive local, regional, and/or national acquisition campaigns. Removal of previous station ownership limitations on leading incumbents (i.e., existing networks and major station groups) can be expected to increase sharply the competition for and the prices of attractive stations.

     License Grant and Renewal. Prior to the passage of the 1996 Act, television and radio broadcasting licenses generally were granted or renewed for a period of five and seven years, respectively, upon a finding by the FCC that the "public interest, convenience, and necessity" would be served thereby. At the time an application is made for renewal of a television or radio license, parties in interest may file petitions to deny the application, and such parties, including members of the public, may comment upon the service the station has provided during the preceding license term. In addition, prior to passage of the 1996 Act, any person was permitted to file a competing application for authority to operate on the station's channel and replace the incumbent licensee. Renewal applications were granted without a hearing if there were no competing applications or if issues raised by petitioners to deny such applications were not serious enough to cause the FCC to order a hearing. If competing applications were filed, a full comparative hearing was required.

     Under the 1996 Act, the statutory restriction on the length of broadcast licenses has been amended to allow the FCC to grant broadcast licenses for terms of up to eight years. The 1996 Act also requires renewal of a broadcast license if the FCC finds that (1) the station has served the public interest, convenience, and necessity; (2) there have been no serious violations of either the Communications Act or the FCC's rules and regulations by the licensee; and (3) there have been no other serious violations which taken together constitute a pattern of abuse. In making its determination, the FCC may still consider petitions to deny but cannot consider whether the public interest would be better served by a person other than the renewal applicant. Instead, under the 1996 Act, competing applications for the same frequency may be accepted only after the Commission has denied an incumbent's application for renewal of license.

     Although in the vast majority of cases broadcast licenses are granted by the FCC even when petitions to deny are filed against them, there can be no assurance that any of the Company's stations' licenses will be renewed.

     Multiple Ownership Restrictions. The FCC has promulgated rules that, among other things, limit the ability of individuals and entities to own or have an official position or ownership interest above a certain level (an "attributable" interest, as defined more fully below) in broadcast stations, as well as other specified mass media entities. Prior to the passage of the 1996 Act, these rules included limits on the number of radio and television stations that could be owned on both a national and local basis. On a national basis, the rules generally precluded any individual or entity from having an attributable interest in more than 20 AM radio stations, 20 FM radio stations and 12 television stations. Moreover, the aggregate audience reach of the co-owned television stations could not exceed 25% of all U.S. television households.

     The 1996 Telecommunications Act completely revised the television and radio ownership rules, changes the FCC implemented in two orders issued on March 8, 1996. With respect to television, the 1996 Act and the FCC's subsequently issued orders eliminated the 12-station limit for station ownership and increased the national audience reach limitation from 25% to 35%. On a local basis, however, the Act did not alter current FCC rules limiting an individual entity to maintaining an attributable interest in only one television station in a market. The 1996 Act did require the FCC to conduct a rulemaking proceeding, however, to determine whether to narrow the geographic scope of the local television cross-ownership rule to permit some two-station combinations in certain (large) markets (the so-called "TV duopoly rule"). At the time of the passage of the Act, the FCC had already initiated a rulemaking to consider whether the television duopoly rule should be retained, modified or eliminated.

     With respect to radio licensees, the Act and the FCC's subsequently issued rule changes eliminated the national ownership restriction, allowing any one entity to own nationally any number of AM or FM broadcast stations. The Act and the FCC's new rules also greatly eased local radio ownership restrictions. As with the old rules, the maximum allowable varies depending on the number of radio stations within a market. In markets with more than 45 stations, one company may own, operate, or control eight stations, with no more than five in any one service (AM or FM). In markets of 30-44 stations, one company may own seven stations, with no more than four in any one service; in markets with 15-29 stations, one entity may own six stations, with no more than four in any one service. In markets with 14 commercial stations or less, one company may own up to five stations or 50% of all of the stations, whichever is less, with no more than three in any one service.

     In 1992, the FCC placed limitations on local marketing agreements ("LMAs") through which the licensee of one radio station provides the programming for another licensee's station in the same market. Stations operating in the same service (e.g., where both stations are AM) and in the same market are prohibited from simulcasting more than 25% of their programming. Moreover, in determining the number of stations that a single entity may control, an entity programming a station pursuant to an LMA is required, under certain circumstances, to count that station toward its maximum even though it does not own the station. In a pending rulemaking, the FCC is seeking comment on issues of control and attribution with respect to time brokerage or LMAs entered into by television stations.

     A number of cross-ownership rules pertain to licensees of television and radio stations. FCC rules, the Communications Act or both generally prohibit an individual or entity from having an attributable interest in both a television station and a radio station, daily newspaper or cable television system that is located in the same local market area served by the television station. The FCC has employed a liberal waiver policy with respect to the TV/radio cross-ownership restriction (the so-called "one-to-a-market" rule), generally permitting common ownership of one AM, one FM and one TV station in any of the 25 largest markets, provided there are at least 30 separately owned stations. The 1996 Act directed the Commission to extend its one-to-a-market waiver policy to the top 50 markets, consistent with the public interest, convenience and necessity. Moreover, in a pending 1995 rulemaking the FCC has proposed eliminating the one-to-a-market rule entirely.

     The 1996 Act eliminates a statutory prohibition against common ownership of television broadcast stations and cable systems serving the same area, but leaves the current FCC rule in place. The 1996 Act stipulates that the FCC should not consider the repeal of the statutory ban in any review of its applicable rules. The recent legislation also eliminates the FCC's former network/cable cross-ownership limitations, but allows the FCC to adopt regulations if necessary to ensure carriage, appropriate channel positioning, and nondiscriminatory treatment of non-affiliated broadcast stations on network-owned cable systems.

     The 1996 Act does not alter the FCC's newspaper/broadcast cross-ownership restrictions. Finally, the 1996 Act directs the FCC to revise its long-standing "dual network" rule to permit television broadcast stations to affiliate with an entity that maintains two or more networks, unless the combination is composed of (a) two of the four existing networks (ABC, CBS, NBC or Fox) or (b) any of the four existing networks and one of the two emerging networks (WBN or UPN).

     Expansion of the Company's broadcast operations in particular areas and nationwide will continue to be subject to the FCC's ownership rules and any further changes the FCC or Congress may adopt. Significantly, the 1996 Act requires the Commission to review its remaining ownership rules biennially -- as part of its regulatory reform obligations -- to determine whether its various rules are still necessary. The Company cannot predict the impact of the biennial review process or any other agency or legislative initiatives upon the FCC's broadcast rules. Further, the 1996 Act's relaxation of the FCC's ownership rules may increase the level of competition in one or more of the markets in which the Company's stations are located, particularly to the extent that any of the Company's competitors may have greater resources and thereby be in a better position to capitalize on such changes.

     Under the FCC's ownership rules, a direct or indirect purchaser of certain types of securities of the Company could violate FCC regulations if that purchaser owned or acquired an "attributable" or "meaningful" interest in other media properties in the same areas as stations owned by the Company or in a manner otherwise prohibited by the FCC. All officers and directors of a licensee, as well as general partners, limited partners who are not properly "insulated" from management activities, and stockholders who own five percent or more of the outstanding voting stock of a licensee (either directly or indirectly), generally will be deemed to have an attributable interest in the license. Certain institutional investors who exert no control or influence over a licensee may own up to ten percent of such outstanding voting stock before attribution occurs. Under current FCC regulations, debt instruments, non-voting stock, properly insulated limited partnership interests (as to which the licensee certifies that the limited partners are not "materially involved" in the management and operation of the subject media property) and voting stock held by minority stockholders in cases in which there is a single majority stockholder generally are not subject to attribution. The FCC's "cross-interest" policy, which precludes an individual or entity from having a "meaningful" (even though not attributable) interest in one media property and an attributable interest in a broadcast, cable or newspaper property in the same area, may be invoked in certain circumstances to reach interests not expressly covered by the multiple ownership rules.

     In January 1995, the FCC initiated a rulemaking proceeding designed to permit a "thorough review of [its] broadcast media attribution rules."
Among the issues on which comment was sought were (i) whether to change the voting stock attribution benchmarks from five percent to ten percent and, for passive investors, from ten percent to twenty percent; (ii) whether there are any circumstances in which non-voting stock interests, which are currently considered non-attributable, should be considered attributable;
(iii) whether the FCC should eliminate its single majority shareholder exception (pursuant to which voting interests in excess of five percent are not considered cognizable if a single shareholder owns more than fifty percent of the voting power); (iv) whether to relax insulation standards for business development companies and other widely-held limited partnerships;
(v) how to treat limited liability companies and other new business forms for attribution purposes; (vi) whether to eliminate or codify the cross-interest policy; and (vii) whether to adopt a new policy which would consider whether multiple cross interests or other significant business relationships (such as time brokerage agreements, debt relationships or holdings of nonattributable interests), which individually do not raise concerns, raise issues with respect to diversity and competition. The
Company cannot predict with certainty when this proceeding will be concluded or whether any of these standards will be changed. Should the attribution rules be changed, the Company is unable to predict what effect, if any, such changes would have on the Company or its activities. To the best of the Company's knowledge at present, no officer, director or five percent stockholder of the Company holds an interest in another television station, radio station, cable television system or daily newspaper that is inconsistent with the FCC's ownership rules and policies or the Company's continued ownership of its television stations.

     Alien Ownership Restrictions. The Communications Act restricts the ability of foreign entities or individuals to own or hold certain interests in broadcast licenses. Foreign governments, representatives of foreign governments, non-U.S. citizens, representatives of non-U.S. citizens, and corporations or partnerships organized under the laws of a foreign nation are barred from holding broadcast licenses. Non-U.S. citizens, collectively, may directly or indirectly own or vote up to twenty percent of the capital stock of a licensee. In addition, a broadcast license may not be granted to or held by any corporation that is controlled, directly or indirectly, by any other corporation more than one-fourth of whose capital stock is owned or voted by non-U.S. citizens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations, if the FCC finds that the public interest will be served by the refusal or revocation of such license. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such corporation, and the FCC has made such an affirmative finding only in limited circumstances. The Company, which serves as a holding company for subsidiaries that serve as licensees for the stations, therefore may be restricted from having more than one-fourth of its stock owned or voted directly or indirectly by non-U.S. citizens, foreign governments, representatives of non-foreign governments, or foreign corporations. The Communications Act previously also prohibited grant of a broadcast station license (i) to any corporation with an alien officer or director, or (ii) to any corporation controlled by another corporation with any alien officers or more than one-fourth alien directors. The restrictions on non-U.S. citizens serving as officers or directors of licensees and their parent corporations have been eliminated, however, by the 1996 Act.

     Other Regulations Affecting Broadcast Stations. The FCC has significantly reduced its past regulation of broadcast stations, including elimination of formal ascertainment requirements and guidelines concerning amounts of certain types of programming and commercial matter that may be broadcast. In 1990, the U.S. Supreme Court refused to review a lower court decision that upheld the FCC's 1987 action invalidating most aspects of the Fairness Doctrine, which had required broadcasters to present contrasting views on controversial issues of public importance. The FCC may, however, continue to regulate other aspects of fairness obligations in connection with certain types of broadcasts. In addition, there are FCC rules and policies, and rules and policies of other federal agencies, that regulate matters such as network-affiliate relations, the ability of stations to obtain exclusive rights to air syndicated programming, cable systems' carriage of syndicated and network programming on distant stations, political advertising practices, equal employment opportunity, application procedures and other areas affecting the business or operations of broadcast stations. The FCC has adopted rules to implement the Children's Television Act of 1990 ("Children's Television Act"), which, among other provisions, limits the permissible amount of commercial matter in children's programs and requires each television station to present "educational and informational" children's programming.

     Recent Developments, Proposed Legislation and Regulation. The FCC recently decided to eliminate the prime time access rule ("PTAR"), effective August 30, 1996. The PTAR currently limits the ability of television stations within the fifty largest markets that are affiliated with ABC, CBS, or NBC to broadcast network programming (including syndicated programming previously broadcast over any of these networks) during certain prime time hours. The elimination of the PTAR could increase the amount of network programming broadcast over a station affiliated with ABC, CBS or NBC. Such elimination also could result in (i) an increase in the compensation paid by the network (due to the additional prime time hours during which network programming could be aired by a network-affiliated station) and (ii) increased competition for syndicated network programming that previously was unavailable for broadcast by network affiliates during prime time. The FCC also recently announced the elimination of its remaining financial interest and syndication ("Fin/syn") rules. The original rules, first adopted in 1970, severely restricted the ability of ABC, CBS and NBC to obtain financial interests in, or participate in syndication of, prime-time entertainment programming created by independent producers for airing during the networks' evening schedules. The FCC previously lifted the financial interest rules and restraints on foreign syndication. In January 1996, the Supreme Court refused to review lower court decisions that upheld the FCC's restrictions on the broadcast of indecent material and also upheld the agency's policy of imposing substantial monetary sanctions on repeat offenders of the indecency rules. The rules require stations to limit the airing of indecent programming to a 10 p.m.-6 a.m. "safe harbor" period.

     The FCC presently is seeking comment on its policies designed to increase minority ownership of mass media facilities. Congress, however, recently enacted legislation that eliminated the minority tax certificate program of the FCC, which gave favorable tax treatment to entities selling broadcast stations to entities controlled by an ethnic minority. In addition, a recent Supreme Court decision has cast into doubt the continued validity of other FCC programs designed to increase minority ownership of mass media facilities.

     Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of the Company's broadcast properties. In addition to the changes and proposed changes noted above, such matters include, for example, the license renewal process, spectrum use fees, political advertising rates, potential restrictions on the advertising of certain products (beer and wine, for example), the rules and policies to be applied in enforcing the FCC's equal employment opportunity regulations, standards to more strictly define the type and quantify the amount of educational and informational programming required under the Children's Television Act, and regulatory schemes to control the amount of violent television programming accessible to children (including implementation, as required under the 1996 Act, of the so-called "V-chip technology," which would permit parents to program television sets so that certain programming would be inaccessible to children). Other matters that could affect the Company's broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as the recent initiation of direct broadcast satellite service, the continued establishment of wireless cable systems and low power television stations, and the advent of telephone company participation in the provision of video programming service.

     Distribution of Video Services by Telephone Companies. Recent actions by Congress, the FCC and the courts all presage significant future involvement in the provision of video services by telephone companies. The Company cannot predict either the timing or the extent of such involvement. These developments all relate to a former provision of the Communications Act that prohibited a local telco from providing video programming directly to subscribers within the company's telephone service areas. That provision has now been superseded by the 1996 Act, which provides for telco entry into the distribution of video services either under the laws and rules applicable to cable systems or under new rules currently being devised by the FCC for "open video systems" subject to certain common carrier requirements.

     As applied by government regulators historically, the former provision prevented telcos from providing cable service over either the telephone network or a separate cable system located within the telephone service area. However, beginning in 1994, several telcos won court rulings invalidating that historic interpretation, including decisions from United States Courts of Appeal in the Fourth and Ninth Circuits. The United States Supreme Court heard oral arguments in the Fourth Circuit case in December 1995, but following passage of the 1996 Act, the Supreme Court remanded the case without issuing an opinion. The Fourth Circuit is now expected to dismiss the case as moot.

     Even before the court challenges, the FCC had reinterpreted the statutory ban in a manner that authorized a broader role for telcos in transporting video programming to subscribers. As originally envisioned in the FCC's 1992 "video dialtone" ("VDT") decision, telcos offering VDT service would provide a transport "platform" to multiple video programmers (including, potentially, competing program packages) on a non-discriminatory, common carrier basis; the telco itself, however, was barred from owning or providing programming to subscribers via a VDT platform. The FCC already has approved several telco applications to construct and operate VDT systems and processed tariffs filed to govern the rates and terms of VDT offerings. In the wake of the first court decisions, the FCC began reviewing its VDT rules to determine whether a telco's direct provision of video programming should be regulated under the VDT rules, under cable rules, or under some hybrid.

     Further FCC action on VDT has been terminated by the 1996 Act. (The legislation does not affect any VDT systems approved prior to enactment of the 1996 Act). Congress instead has determined that telcos may offer video programming either as a traditional cable operator or through operation of an "open video system." The Act requires that the FCC promulgate implementing regulations for such systems within six months of enactment of the legislation. Although Congress specifically preempted the FCC's VDT rulemaking proceeding, the legislation's directives for open video systems resemble the rules adopted or proposed for VDT systems in certain respects. These include the requirements that (1) the operator of an open video system offer carriage capacity to various video programming providers under nondiscriminatory rates, terms, and conditions; and (2) if demand for carriage exceeds the channel capacity of the open video system, the operator is barred from devoting more than one-third of the system's capacity to programming provided by itself or an affiliate.

     The 1992 Cable Act. On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). The FCC began implementing the requirements of the 1992 Cable Act in 1993, and final implementation proceedings remain pending regarding certain of the rules and regulations previously adopted. Certain statutory provisions, such as signal carriage, retransmission consent, and equal employment opportunity requirements, have a direct effect on television broadcasting. Other provisions are focused exclusively on the regulation of cable television but can still be expected to have an indirect effect on the Company because of the competition between over-the-air television stations and cable systems.

     The signal carriage, or "must carry," provisions of the 1992 Cable Act require cable operators to carry the signals of local commercial and non-commercial television stations and certain low power television stations. Systems with 12 or fewer usable activated channels and more than 300 subscribers must carry the signals of at least three local commercial television stations. A cable system with more than 12 usable activated channels, regardless of the number of subscribers, must carry the signals of all local commercial television stations, up to one-third of the aggregate number of usable activated channels of such a system. The 1992 Cable Act also includes a retransmission consent provision that prohibits cable operators and other multi-channel video programming distributors from carrying broadcast signals without obtaining the station's consent in certain circumstances. The "must carry" and retransmission consent provisions are related in that a local television broadcaster, on a cable system-by-cable system basis, must make a choice once every three years whether to proceed under the "must carry" rules or to waive the right to mandatory but uncompensated carriage and negotiate a grant of retransmission consent to permit the cable system to carry the station's signal, in most cases in exchange for some form of consideration from the cable operator. Cable systems must obtain retransmission consent to carry all distant commercial stations other than "super stations" delivered via satellite.

     On April 8, 1993, a special three-judge panel of the U.S. District Court for the District of Columbia upheld the constitutionality of the must carry provisions of the 1992 Cable Act. Cable interests appealed that ruling directly to the Supreme Court. On June 27, 1994, in a 5-4 decision, the justices determined that must carry "in the abstract" did not constitute a clear violation of the First Amendment. Nevertheless, the Court remanded the case to the District Court and ordered it to determine the factual validity of Congress' premise for enacting the law -- that "the economic health of local broadcasting" would be "in genuine jeopardy" without cable carriage. On remand, the District Court panel held, by a vote of 2-1, that Congress had sufficient evidence about the state of broadcasting and cable competition to determine that mandatory carriage laws were necessary. Cable interests have filed another appeal with the Supreme Court, but despite a request that the case be expedited, the Supreme Court has placed the appeal on its regular briefing schedule, pushing back a decision possibly until the Spring of 1997. The Company cannot predict the ultimate outcome of this appeal. In the meantime, the must carry regulations implemented by the FCC pursuant to the 1992 Cable Act remain in effect.

     The 1992 Cable Act also codified the FCC's basic equal employment opportunity ("EEO") rules and the use of certain EEO reporting forms currently filed by radio and television broadcast stations. In addition, pursuant to the 1992 Cable Act's requirements, the FCC has adopted new rules providing for a review of the EEO performance of each broadcast station at the mid-point of its license term (in addition to renewal time). Such a review will give the FCC an opportunity to evaluate whether the licensee is in compliance with the FCC's processing criteria and notify the licensee of any deficiency in its employment profile. Among the other rulemaking proceedings conducted by the FCC to implement provisions of the 1992 Cable Act have been those concerning cable rate regulation, cable technical standards, cable multiple ownership limits and competitive access to programming.

     The 1992 Cable Act was amended in several important respects by the 1996 Act. Most notably, as discussed above, the 1996 Act repeals the cross-ownership ban between cable and telephone entities and the FCC's current video dialtone rules. These provisions, among others, foreshadow significant future involvement in the provision of video services by telephone companies. The Company cannot predict the impact that telco entry into video programming will have upon the broadcasting industry.

     The 1996 Act also repeals or curtails several cable-related ownership and cross-ownership restrictions. For example, as noted above, the 1996 Act eliminates the broadcast network/cable cross-ownership limitations and the statutory prohibition on TV/cable cross-ownership.

     Advanced Television Service. The FCC has proposed the adoption of rules for implementing advanced television ("ATV") service in the United States. Implementation of digital ATV will improve the technical quality of television signals receivable by viewers and will provide broadcasters the flexibility to offer new services, including high-definition television ("HDTV"), simultaneous multiple programs of standard definition television ("SDTV"), and data broadcasting.

     The FCC must adopt ATV service rules and a table of ATV allotments before broadcasters can provide these services made possible by the new technology. In 1995, the FCC issued a notice of proposed rulemaking ("NPRM") inviting comment on a broad range of issues related to the implementation of ATV, particularly the transition to digital broadcasting. The FCC announced that the anticipated role of digital broadcasting will cause it to revisit certain decisions made in earlier orders. As required in the then-pending telecommunications legislation, the FCC also announced that broadcasters will be allowed the flexibility to transmit a mix of HDTV, SDTV and perhaps other services. The FCC also stated that the NPRM would be followed by two additional proceedings that will address, respectively, the ATV broadcast technical standards and an ATV channel allotment and assignment plan. A final report and order which would launch the ATV system is anticipated in mid to late 1996.

     Absent further legislation requiring the auctioning of ATV channels, it is expected that the FCC will assign all existing television licensees and permitees a second channel on which to provide ATV simultaneously with their current "NTSC" service. After a period of years (the 1992 proposal was for 15 years, although that period of time is under review in the pending FCC proceeding) broadcasters would be required to cease NTSC operations and broadcast only with the newer digital ATV technology. It is also possible that the NTSC channel, once returned to the FCC, will be auctioned for other use. Under certain circumstances, conversion to ATV operations could reduce a station's geographical coverage area; the majority of stations, however, will obtain service areas that match or exceed the limits of existing operations. Recent debates in Congress call into question whether the transition to ATV will proceed as planned. Indeed, several senators favor authorizing the FCC to auction the second channels. Such authority could be contained in budget legislation or a stand-alone spectrum law. In any case, the FCC was asked and, subsequently, agreed to delay licensing ATV stations until the auction issue has been resolved by legislation or until early 1997.

     Due to additional equipment costs, implementation of ATV will impose near-term financial burdens on television stations providing the service. If ATV stations are licensed by auction, this additional expense will apply to broadcasters who choose to implement ATV. At the same time, there is a potential for increased revenues to be derived from ATV. Although the Company believes the FCC will authorize ATV in the United States, the Company cannot predict precisely when or under what conditions such authorization might be given, when NTSC operations will be required to cease, or the overall effect the transition to ATV might have on the Company's business.

     Digital Audio Radio Service. The FCC is also considering alternative systems for the delivery of digital audio radio service ("DARS"). DARS systems could permit delivery of audio signals with fidelity comparable to compact discs. The FCC has allocated spectrum for satellite DARS use and is considering several applications for satellite DARS licenses. The FCC has also undertaken an inquiry into the terrestrial broadcast of DARS signals which addresses, among other things, the need for spectrum outside the existing FM band. The Company cannot predict the outcome of these proceedings or the impact thereof upon its business.

     Direct Broadcast Satellite Systems. The FCC has authorized DBS, a service which provides video programming via satellite directly to home subscribers. Local broadcast stations are not carried on DBS systems. In June 1994, DIRECTV, Inc. ("DIRECTV"), an affiliate of the General Motors Company, and United States Satellite Broadcasting Company ("USSB") initiated DBS service. DBS service is also provided by Primestar Partners, an entity owned by a number of large cable interests. In January 1996, AT&T Corporation announced it had invested $138 million in DIRECTV. In December 1995, EchoStar Satellite Corporation ("EchoStar") launched its first satellite; EchoStar reportedly intends to begin service in early 1996. Directsat Corporation, an affiliate of EchoStar, expects to launch its first satellite in 1996, with service to begin a few months later.

     In October 1995, the FCC upheld a decision of its International Bureau revoking the DBS permit of Advanced Communications Corporation ("ACC"). The FCC's decision has been appealed to federal court. ACC's primary orbital slot, which is capable of providing service to the entire United States, was acquired at auction in January 1996 by a partnership of MCI Telecommunications Corporation and The News Corporation Limited. ACC's second orbital slot, which can serve the western half of the United States, was acquired at auction in January 1996 by EchoStar. The auction results are subject to the outcome of the appeal for the FCC's order revoking ACC's permit. Other parties hold authorizations to provide DBS service, but have not launched their proposed satellites. It is uncertain if or when additional service by MCI, EchoStar, or other parties may commence.

     As part of the 1996 Act, Congress recently required the FCC to promulgate regulations to prohibit restrictions that impair a viewer's ability to receive video programming services through over-the-air reception devices, multipoint distribution service, or direct broadcast satellite services. The legislation also awards the FCC exclusive jurisdiction to regulate the provision of direct-to-home satellite services, and limits the authority of local jurisdictions to tax direct-to-home satellite service providers.

     The foregoing does not purport to be a complete summary of all the provisions of the Communications Act, the 1996 Act, or the 1992 Cable Act, nor of the regulations and policies of the FCC thereunder. Proposals for additional or revised regulations and requirements are pending before and are being considered by Congress and federal regulatory agencies from time to time. Also, various of the foregoing matters are now, or may become, the subject of court litigation, and the Company cannot predict the outcome of any such litigation or the impact on its broadcast business.

ITEM 2.  Properties

The following table sets forth certain information describing the general character of the Company's properties:

                                           Owned or     Approximate
Metropolitan Area                           Leased          Size

San Antonio, Texas
  Corporate headquarters                       L           7,500'
  WOAI, KSJL, KQXT & KAJA
  studios and offices                          L          15,000'
  Site for WOAI tower and transmitter          O          13 acres
  Site for WOAI microwave relay                L             -
  Site for KSJL tower and transmitter
  Site for KAJA tower                          L             -
  Site for KAJA transmitter                    L             300'
  Site for KQXT tower & transmitter            L             -
  Site of former WOAI tower                    O          23 acres
Tulsa, Oklahoma
  KMOD & KAKC studios and offices              L           5,000'
  Site for KAKC tower and transmitter          L          24 acres
  Site for KMOD tower and transmitter          L             -
  KOKI and KTFO studios and offices            L          14,000'
  Site for KOKI tower and transmitter          O          45 acres
Houston, Texas
  KBXX studios and offices                     L           5,500'
  Site for KBXX tower and transmitter          L             -
  KMJQ studios and offices                     L           6,500'
  Site for KMJQ tower and transmitter          L             -
  KPRC/KSEV studios and offices                L           7,000'
  Site for KPRC tower and transmitter          O          25 acres
  Site for KSEV tower and transmitter          L             -
Austin, Texas
  KHFI & KPEZ studios and offices              L           9,500'
  Site for KHFI tower and transmitter          L             -
  Site for KPEZ tower and transmitter          L             -
Oklahoma City, Oklahoma
  KTOK, KJYO, KEBC & ONN studios and offices   L          13,000'
  Site for KTOK tower and transmitter          O         100 acres
  Site for KJYO tower and transmitter          L             -
  Site for KEBC tower and transmitter          L             -
New Orleans, Louisiana
  WYLD, WODT & WQUE studios and offices        0          15,000'
  Site for WODT tower and transmitter          L          22 acres
  Site for WQUE tower and transmitter          L             -
  Site for WYLD-FM tower and transmitter       L             -
  Site for WYLD-AM tower and transmitter       L             -
  Site for standby WODT tower and transmitter  O          30 acres
New Haven, Connecticut
  WELI, WAVZ & WKCI studios and office         O           9,600'
  Site for WELI tower and transmitter          O          30 acres
  WKCI & WAVZ former studios and offices       O           4,200'
  Site for WKCI tower and transmitter          L             -
  Site for WAVZ tower and transmitter          O           4,200'
Louisville, Kentucky
  WHAS, WAMZ and KSN studios and offices       L          12,500'
  Site for WHAS tower and transmitter          O         104 acres
  Site for WAMZ tower and transmitter          O          14 acres
Richmond, Virginia
  WRVA, WRVH & VNN studios and offices         O          18,000'
  Site for WRVQ & WRVA towers and transmitters O         126 acres
  WRVQ & WRXL studios and offices              O           8,750'
  Site for WRXL & WRVH towers                  O          15 acres
  Site for WRXL & WRVH  transmitters           O           2,500'
Tampa, Florida
  WRBQ-AM/FM studios and offices               L          11,000'
  Site for WRBQ-AM tower and transmitter       O           5 acres
  Site for WRBQ-FM tower and transmitter       L             -
  WMTX-AM/FM studios and offices               L           9,000'
  Site for WMTX-AM tower and transmitter       L             -
  Site for WMTX-FM tower and transmitter       L             -
Miami/Ft. Lauderdale, Florida
  WHYI & WBGG studios and offices              L          12,500'
  Site for WHYI tower and transmitter          L             -
  Site for WBGG tower and transmitter          L             -
Cleveland, Ohio
  WNCX and WERE studios and offices            L          10,500'
  Site for WERE & WNCX tower and transmitters  O          38 acres
Mobile, Alabama
  WPMI & WJTC studios and offices              0          18,800'
  Site for WPMI tower and transmitter          O          10 acres
  WPMI sales office (Pensacola, Florida)       L           2,900'
Jacksonville, Florida
  WAWS studios and offices                     O          10,000'
  Site for WAWS tower and transmitter          L         1.6 acres
colocated Tucson, Arizona
  KTTU General offices                         L             300'
Wichita, Kansas
  KSAS studio and offices                      L          10,000'
  Site for KSAS tower and transmitter (Cold.)  O           2,000'
  Site for KSAS tower and transmitter (Salina  L             -
Memphis, Tennessee
   WPTY studio and offices                     O          15,000'
   WLMT studio and offices                     L           7,000'
   Site for WPTY tower and transmitter         L             -
   Site for WLMT tower and transmitter         O          33 acres
Minneapolis, Minnesota
   WFTC studio and offices                     L          19,200'
   Site for WFTC tower and transmitter         L             -
Albany, New York
   WXXA studio and offices                     L          15,000'
   Site for WXXA tower and transmitter         L             -
Little Rock, Arkansas
   KLRT & KASN studio and offices              O          19,000'
   Site for KLRT tower and transmitter         L             -
Harrisburg, Pennsylvania
   WHP-TV studios and offices                  O          35,000'
   Site for WHP tower and transmitter          O          27 acres

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders in the fourth quarter of fiscal year 1995.

                               PART II

ITEM 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

     The information required by Item 5 is incorporated by reference to the information set forth in "Note M: Quarterly Results of Operations" to the Company's consolidated financial statements on page 33 of the Company's Annual Report. There were approximately 4,400 shareholders of record as of March 1, 1996. Presently, the Company expects to retain its earnings for the development and expansion of its business and does not anticipate paying any dividends in 1996.
     However, any future decision by the Board of Directors to pay cash dividends will depend, among other factors, the Company's earnings, financial position, capital requirements and loan covenant restrictions. The Company's current bank credit agreement allows for the payment of dividends subject to certain loan covenant restrictions. There are no restrictions on dividends payable wholly in capital stock of the Company. At
March 15, 1996, the market price of the Company's Common Stock was $56.125 per share.

ITEM 6.  Selected Financial Data

     The information required by Item 6 is incorporated by reference to the information set forth under the caption
"Selected Financial Data" on page 34 of the Company's Annual
Report.

ITEM 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

       The information required by Item 7 is incorporated by reference to the information set forth under the caption
"Management's Discussion and Analysis of Financial Condition and
Results of Operations" on pages 14 through 17 of the Company's
Annual Report.

ITEM 8.  Financial Statements and Supplementary Data

The information required by Item 8 and the Report of Independent
Auditors is incorporated by reference to the "1995 Financial Report" on pages 18 through 33 of the Company's Annual Report.

ITEM 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

     Not Applicable

                             PART III

ITEM 10.  Directors and Executive Officers of the Registrant

The information required by Item 10 with respect to the directors and nominees for election to the Board of Directors of the Company is incorporated by reference to the information set forth under the caption "Election of Directors" and "Compliance With Section 16(A) of the Exchange Act," on pages 3 and 10, respectively, of the Company's Definitive Proxy Statement dated March 19, 1996.

   The following information is submitted with respect to the executive officers of the Company as of December 31, 1995.

                     Age on
                   December 31,                                     Officer
Name                   1995      Position                            Since

L. Lowry Mays          60        President/Chief Executive Officer    1972
Herbert W. Hill, Jr.   36        Vice President/Controller            1989
Mark P. Mays           32        Senior-Vice President/Operations     1989
Randall T. Mays        30        Vice President/Treasurer             1993
Kenneth E. Wyker       34        Vice President/Legal Affairs         1993
Dave Ross              45        Vice President GM WHYI-FM, WBGG-FM   1994
William R. Riordan     38        Exec. Vice President/COO Clear
                                 Channel Television                   1990
Josh McGraw            45        Vice President GM WAWS-TV            1991
Jack Peck              39        Vice President GM WPTY-TV            1992

The officers named above serve until the next Board of Directors meeting immediately following the Annual Meeting of Shareholders.

     Mr. L. Mays is the founder of the Company and has been the President and Chief Executive Officer of the Company and its predecessor since 1972. He has been a director of the Company since its inception.
     Mr. H. Hill has been the Vice President/Controller of the Company since January, 1989. He has been the Principal Financial Officer of the Company since June 1991.
     Mr. M. Mays has been Senior Vice President of Operations since 1993. Prior thereto he was Vice President and Treasurer of the Company for the remainder of the relevant five year period.
     Mr. R. Mays, prior to his election as an officer in 1993, was an associate for Goldman Sachs. Prior thereto he was a graduate student at Harvard University for the remainder of the relevant five year period.
     Mr. K. Wyker, prior to his election as an officer in 1993, was Corporate Counsel at Greater Media for the remainder of the relevant five year period.
Mr. D. Ross, prior to his election as an officer of the Company in 1994, was Executive Vice President and General Manager of WHYI-FM under Metroplex Communications, Inc. for the remainder of the relevant five year period.
     Mr. W. Riordan, has been an officer of the Company for the relevant five-year period. Mr. Riordan served as General Manager of KSAS-TV from 1990 to 1993, as General Manager of WFTC-TV from 1993 to 1995, and is currently Executive Vice President and Chief Operating Officer of Clear Channel Television, Inc.
     Mr. J. McGraw, prior to his election as an officer of the Company in 1991, was employed as the Vice President and General
Manager of WPXC-TV in Portland, Maine for the remainder of the relevant five year period.
     Mr. J. Peck, prior to his election as an officer of the Company in 1992, was employed as General Sales Manager for WPTY-TV for the remainder of the relevant five year period.

There is no family relationship between any of the executive officers of the Company except that Mark P. Mays, Senior Vice President Operations, and Randall T. Mays, Vice President and Treasurer, are the sons of the President and Chief Executive Officer, L. Lowry Mays.

ITEM 11.  Executive Compensation

     The information required by Item 11 is incorporated by reference to the information set forth under the caption
"Executive Compensation" on page six of the Company's Definitive Proxy Statement dated March 19, 1996. Cash Compensation excludes personal benefits and other forms of non-cash compensation, the aggregate value of which did not exceed the lesser of $25,000 or 10% of the cash compensation shown for each officer. Directors who are not also officers of the Company receive $5,000 for each meeting of the Board of Directors they attend and are reimbursed for travel expenses. Those Board members on the Compensation
Committee receive $500 for each meeting they attend.

ITEM 12.  Security Ownership of Certain Beneficial Owners and
Management

The information required by Item 12 is incorporated by reference to the Company's Definitive Proxy Statement dated
March 19, 1996 under the headings "Security Ownership" and
"Election Of Directors And Director Compensation"  on pages 2 and
3, respectively. Except as described therein, no other individual or group owns 5% or more of the outstanding Common Stock.

ITEM 13.  Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference to the Company's Definitive Proxy Statement dated March 19, 1996 on page ten under the heading "Certain Transactions."

                        PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on
Form 8-K

(a)1 Financial Statements. The following consolidated financial statements and report of independent auditors are incorporated by reference to the Registrant's Annual Report on pages 19 through 33.
         Report of Independent Auditors
         Consolidated Balance Sheets as of December 31, 1995 and
         1994. Consolidated Statements of Earnings for the Years
         Ended December 31, 1995, 1994 and 1993.
         Consolidated Statements of Changes in Shareholders'
         Equity for the Years Ended December 31, 1995, 1994 and
         1993.
         Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993.
         Notes to Consolidated Financial Statements

(a)2 Financial Statement Schedules. The following financial statement schedules for the years ended December 31, 1995, 1994 and 1993 are filed as part of this report and should be read in conjunction with the financial statements.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Allowance for doubtful accounts
                                       Charges
                        Balance at    to Costs,     Write-off     Balance
                        Beginning      Expenses    of Accounts    at end of
Description              of period     and other    Receivable     Period
---------------------   ----------     ---------   -------------  ---------
                                      $1,639,545(1)
                                       1,224,460
Year ended                            ----------
December 31, 1993      $1,779,312     $2,864,005    $1,616,532   $3,026,785
                        =========     ==========     =========    =========
                                      $  442,490(1)
                                       1,394,535
Year ended                            ----------
December 31, 1994     $3,026,785      $1,837,025    $1,746,314   $3,117,496
                       =========       ==========    ==========   =========
                                      $1,003,995(1)
                                       2,352,300
Year ended                            ----------
December 31, 1995     $3,117,496      $3,356,295    $2,664,262   $3,809,529
                        ========      ==========    ==========    =========

(1) Allowance on accounts receivable acquired in acquisitions net of deletion related to dispositions.

 SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Accumulated Amortization of Intangibles

                                       Charges
                        Balance at    to Costs,                   Balance
                        Beginning      Expenses                  at end of
Description              of period     and other     Deletions (1)     Period
---------------------   ----------     ---------   ------------   --------
Year ended
December 31, 1993     $15,798,019    $ 8,230,280             --  $24,028,299
                       ==========     ==========     ==========   ===========
Year ended
December 31, 1994     $24,028,299    $12,029,436    $ 2,195,935  $33,861,800
                       ==========     ==========     ==========   ==========
Year ended
December 31, 1995     $33,861,800    $18,389,056    $    58,529  $52,192,327
                       ==========     ==========     ==========   ==========

(1) Related to disposition of stations and fully amortized intangible assets.

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.
  (a)3  Exhibits.  Refer to (c) below.
  (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1995.
  (c)   Exhibits

(a) 3.1  -- Articles of Incorporation, as amended, of Registrant
(v) 3.11 -- Articles of Amendment to the Articles of Incorporation
               of Clear Channel Communications, Inc.
(a) 3.2  -- Amended and Restated Bylaws of Registrant
(a) 4    -- Buy-Sell Agreement among Clear Channel
            Communications, Inc.,
            L. Lowry Mays, B. J. McCombs, John M. Schaefer and
            John W. Barger dated May 31, 1977.
 (a)10.1 -- Incentive Stock Option Plan of Clear Channel
            Communications, Inc. dated as of January 1, 1984.
 (b)10.2 -- Television Asset Purchase Agreement dated January
            27, 1992, by and between Chase Broadcasting of
            Memphis, Inc. and Clear Channel Television, Inc.
 (b)10.3 -- Radio Asset Purchase Agreement dated January 31,
            1992, by and between Noble Broadcasting of
            Connecticut, Inc. and Clear Channel Radio, Inc.
 (b)10.4 -- Radio Asset Purchase Agreement dated April 19, 1992, by and between Edens Broadcasting, Inc. and Clear Channel
            Radio, Inc. (k)10.33 -- Radio Asset Purchase Agreement dated January 31, 1993, by and between KHFI Venture, LTD. and
            Clear Channel Radio, Inc. (l)10.34 Radio Asset Purchase
            Agreement dated December 28, 1992, by
            and between Westinghouse Broadcasting Company,
            Inc. and Clear Channel Radio, Inc.
(c)10.5 -- Radio Asset Purchase Agreement dated December 23,
            1992, by and between Inter-Urban Broadcasting of New Orleans Partnership and Snowden Broadcasting, Inc.
(d)10.6 -- Television Asset Purchase Agreement dated August
            19, 1993, by and between Television Marketing Group of
            Memphis, Inc. and Clear Channel Television, Inc.
(e)10.7 -- Radio Asset Purchase Agreement April 1, 1993, by
            and Capital Broadcasting of Virginia, Inc. and
            Clear Channel Radio, Inc.
(f)10.8 -- Television Asset Purchase Agreement dated August
            31, 1993, by and between Nationwide
            Communications, Inc. and Clear Channel Television,
            Inc.
(g)10.9 -- Radio Asset Merger Agreement dated March 22, 1994, by and between Metroplex Communications, Inc. and
            Clear Channel Radio, Inc.
(h)10.10 -- Radio Partnership Interest Purchase Agreement dated
            April 5, 1994, by and between Cook Inlet Communications, Inc.
            and WCC Associates and Clear Channel Radio, Inc.
(i)10.11 -- Television Asset Purchase Agreement September 12,
            1994, by and between Heritage Broadcasting Company
            of New York, Inc. and Clear Channel Television, Inc.
            and Clear Channel Television Licenses, Inc.
(j)10.12 -- Radio Asset Purchase Agreement dated November 17,
            1994, by and between Noble Broadcast of Houston,
            Inc. and Clear Channel Radio, Inc.
(k) 10.13 -- Australian Radio Network Shareholders Agreement dated
             February, 1995, by and between APN Broadcasting
             Investments Pty Ltd, Australian Provincial Newspapers Holdings
              Limited, APN Broadcasting Pty Ltd and Clear Channel
             Radio, Inc. and Clear Channel Communications, Inc.
(l) 10.14 -- $600,000,000 Amended and Restated Credit Agreement
             Among Clear Channel Communications, Inc., Certain Lenders,
             and Nationsbank of Texas, N.A., as Administrative Lender,
             dated October 19, 1995.
(m) 10.15 -- Clear Channel Communications, Inc. 1994 Incentive Stock
             Option Plan.
(m) 10.16 -- Clear Channel Communications, Inc. 1994 Nonqualified Stock
             Option Plan.
(m) 10.17 -- Clear Channel Communications, Inc. Directors' Nonqualified Stock
             Option Plan.
(m) 10.18 -- Option Agreement for Officer
    10.19 -- Employment Agreement between Clear Channel Communications,
                      Inc. and L. Lowry Mays
      13.1  -- Annual Report to Shareholders for Fiscal Year Ended
                     December 31, 1995.
    22    -- Subsidiaries of the Registrant.
    24.1  -- Consent of Independent Auditors - Ernst & Young LLP
    24.2  -- Consent of Independent Auditors - KPMG
    99.1 -- Report of Independent Auditors - KPMG

   (a)   -- Incorporated by reference to the
            exhibits of the Company's Registration Statement on Form S-1 (Reg. No. 289161) dated April 19, 1984.
   (b) -- Incorporated by reference to the Registrant's Form 8-K dated July 14, 1992.
   (c) -- Incorporated by reference to the Registrant's Form 10-Q dated May 12, 1993.
   (d) -- Incorporated by reference to the Registrant's Form 8-K dated September 2, 1993.
   (e) -- Incorporated by reference to the Registrant's Form 10-Q dated November 1, 1993.
   (f) -- Incorporated by reference to the Registrant's Form 8-K dated October 27, 1993.
   (g) -- Incorporated by reference to the Registrant's Form 8-K dated October 26, 1994.
  (h) -- Incorporated by reference to the Registrant's Form 10-Q dated November 14 1994.
  (i) -- Incorporated by reference to the Registrant's Form 8-K dated December 14, 1994.
  (j) -- Incorporated by reference to the Registrant's Form 8-K dated January 13, 1995.
  (k) -- Incorporated by reference to the Registrant's Form 8-K dated May 26, 1995.
  (l) -- Incorporated by reference to the Registrant's Form 10-Q dated November 14, 1995.
  (m) -- Incorporated by reference to the Registrant's Form S-8 dated November 20, 1995.

EXHIBIT 10.19 - EMPLOYMENT AGREEMENT BETWEEN
CLEAR CHANNEL COMMUNICATIONS, INC. AND L. LOWRY MAYS

EMPLOYMENT AGREEMENT

   THIS AGREEMENT, dated as of February 1, 1994, between
CLEAR CHANNEL COMMUNICATIONS, INC., a Texas corporation
(the "Company"), and L. LOWRY MAYS, a resident of San Antonio,
Texas (the "Employee").

                                WITNESSETH:

   WHEREAS, the Company desires to employ Employee as its President and Chief Executive Officer, and Employee desires to accept such employment, on the terms and conditions herein set forth;

   NOW, THEREFORE, in consideration of the premises and the mutual covenants contained below, and other good and valuable considerations, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

       1. Employment. The Company hereby agrees to employ Employee as its President and Chief Executive Officer, and Employee hereby agrees to accept such employment and to perform the services specified herein upon the terms and conditions herein set forth.

       2. Term. The term of employment hereunder shall commence upon the date hereof and continue for a period of three (3) years. On each anniversary date of this Agreement, the term of employment shall be automatically renewed and extended for a successive one (1) year period.

       3.  Compensation.

           (a) Employee shall receive as compensation for his services hereunder a salary of Six Hundred Thousand Dollars ($600,000) per year, which sum shall be payable in equal semi-monthly installments. Employee shall also be entitled to receive such bonuses or other compensation as the Board of Directors, or the Compensation Committee thereof, may from time to time authorize.

           (b) Such compensation shall be in addition to any health, life and disability insurance benefits which are extended from time to time to the Employee pursuant to health, life and disability insurance plans or policies of the Company then in effect.

           (c) Employee shall also be entitled at the expense of the Company to the use of an automobile appropriate to his position and shall be entitled to an annual vacation in accordance with the Company's policies.

       4. Expenses. Employee is hereby authorized, in accordance with the policies and practices of the Company then in effect, to incur reasonable expenses in conducting the business of the Company, including travel, entertainment and similar expenses, and to receive prompt reimbursement by the Company upon presentation of invoices and receipts therefor.

       5. Duties. Employee shall faithfully and diligently perform the duties of President and Chief Executive Officer of the Company in accordance with the Bylaws of the Company then in effect, as well as such other duties as the Board of Directors may from time to time prescribe.

       6. Extent of Service. Employee shall devote a substantial portion of his business time, attention and energy to the Company. Nothing herein is intended to prevent Employee from making personal passive investments in other business activities not competitive with the Company.

       7. Termination. The employment of Employee hereunder shall terminate upon the occurrence of any of the following: (i) the death of Employee; (ii) the physical or mental incapacity of Employee to perform the services required hereunder, in the determination of the Board of Directors, for a period in excess of ninety (90) days; (iii) conduct by Employee constituting gross neglect of his duties, willful misconduct, fraud or dishonesty; or (iv) the material breach by Employee of any of his duties or obligations hereunder. Upon the termination of the employment of Employee hereunder, the Company shall have no further obligation to Employee or his personal representatives, except for compensation accrued hereunder and unpaid at the date of such termination. Notwithstanding the foregoing, compensation as provided in Section 3 hereof shall continue to be paid to Employee in the event of his termination pursuant to clause (ii) above.

       8. Disclosure of Information. The Employee hereby acknowledges that he will have access to certain trade secrets and confidential information of the Company, and that such information constitutes valuable, special and unique property of the Company. The Employee shall not, during or after the term of his employment hereunder, disclose any such trade secrets or confidential information to any person or entity for any reason or purpose whatsoever, except as may be required by law.

       9. Agreement Not to Compete. Employee agrees that for a period of one (1) year following the termination of his employment with the Company, neither he nor any affiliate shall, either in his own behalf or as a partner, officer, director, employee, agent or shareholder (other than as the holder of less than 5% of the outstanding capital stock of any corporation with a class of equity security registered under the Securities Act of 1933,
as amended) engage   in, invest in or render services to any person or
entity conducting business in competition with the Company in any metropolitan area in which the Company is then conducting business ("Competitive Business").

       10. Agreement Not to Solicit Clients and Employees. Employee agrees that for a period of one (1) year following the termination of his employment with the Company, neither he nor any affiliate shall, either alone or on behalf of any business engaged in a Competitive Business,
(i) solicit or induce, or in any manner attempt to solicit or induce any person employed by, or an agent of, the Company to terminate his employment or agency, as the case may be, with the Company, or (ii) divert, or attempt to divert, any person or entity which purchases advertising from the Company's stations or otherwise from doing business with the Company, nor will he attempt to induce any person or entity to cease being or becoming an advertiser of the Company's stations or cease doing business with the Company.

       11. Death Benefit. In the event of the death of Employee, his widow or designated beneficiary (or if none of the above, his estate), shall receive Nine Hundred Thousand Dollars ($900,000) as a death benefit, payable in equal semi-monthly installments as provided in Section
(a) hereof, in consideration of Employee's entering into this Agreement. The Company may provide for the payment of such amounts through insurance.

       12. Change of Control. In the event of a change of control of the Company opposed by its management, Employee shall receive in a lump sum upon such Occurrence a payment equal to his base annual compensation for three (3) years ($1,800,000). For purposes hereof, the term "change of control" shall mean any merger, consolidation or reorganization of the Company with or into another person or entity, any sale of the assets of the Company or any acquisition of the Company's voting securities, with the result, in each instance, that less than 51% of the combined voting power of the then-outstanding voting securities of the Company or the surviving entity immediately after such transactions are held in the aggregate by persons or entities who were holders of voting securities of the Company immediately prior to any such transaction.

       13. Independent Covenants. The covenants contained herein are independent and separate, and in the event that any provision contained herein is declared invalid or illegal, the other provisions hereof shall not be affected or impaired thereby and shall remain valid and enforceable.

       14. Injunctive Relief. In the event of a breach or threatened breach by Employee of the provisions of this Agreement, the Company shall be entitled to an injunction to prevent irreparable injury to the Company.
Nothing herein shall be construed as prohibiting the Company from pursuing any other remedies available to the Company for such breach or threatened breach, including the recovery of damages from the Employee.

       15. Notice. Any notice required or permitted hereunder shall be deemed sufficiently given if in writing and either personally delivered or sent by certified mail, postage prepaid, addressed to the party at the address set forth below, or at such other address as the party may subsequently designate:

           (a) L. Lowry Mays
               400 Geneseo Road
               San Antonio, Texas 78209

           (b) Clear Channel Communications, Inc.
               200 Concord Plaza, Suite 600
               San Antonio, Texas 78216-6940

       16. Integration. This Agreement represents the entire understanding and agreement between the parties hereto with respect to the subject matter hereof, and all prior understandings and agreements between the parties hereto relating to the subject matter hereof are hereby superseded.

       17. Amendment; Waiver. No modification or amendment hereof shall be valid and binding, unless it be in writing and signed by the parties hereto. The waiver of any provision hereof shall be effective only if in writing and signed by the parties hereto, and then only in the specific instance and for the particular purpose for which it was given. No failure to exercise, and no delay in exercising, any right or power hereunder shall operate as a waiver thereof.

       18. Benefit. This Agreement shall inure to the benefit of and shall be binding upon Employee, his heirs and personal representatives, and the Company, its successors and assigns. Neither this Agreement nor the rights and obligations created hereunder, may be assigned by Employee without the prior written consent of the Company.

       19. GOVERNING LAW.  THIS AGREEMENT SHALL BE
CONSTRUED IN ACCORDANCE WITH, AND GOVERNED BY,
THE LAWS OF THE STATE OF TEXAS.

   IN WITNESS WHEREOF, the parties have duly executed this Agreement, as of the date and year first above written.

                              COMPANY:

                              CLEAR CHANNEL COMMUNICATIONS, INC.

                              By:  L. Lowry Mays
                                     __________________________________
                                     L. Lowry Mays, its President

                              EMPLOYEE:

                              L. Lowry Mays
                              _______________________________________
                              L. Lowry Mays


EXHIBIT 13.1 - ANNUAL REPORT TO SHAREHOLDERS

Clear Channel Communications, Inc.

Annual Report 1995

1995 Accomplishments

Record Sales
Achieved record sales of $283 million, an increase of 41 percent over 1994.

Record Operating Profits at the Station Level
Earned $113 million in station operating income before depreciation and amortization, an increase of 55 percent over 1994.

Record After Tax Cash Flow
Generated more than $71 million in after tax cash flow, an increase of 52 percent over 1994.

Record After Tax Cash Flow Per Share
Reported after tax cash flow per share of $2.03, adjusted for a two-for-one stock split on November
30, 1995, an increase of 50 percent over 1994.

Long-Term Stock Price Performance
In a recently released survey in the Wall Street
Journal for the year ended 1995, Clear Channel
Communications was the eighth best performing stock over the last 10 years, the 11th best performing stock over the last five years and the 17th best performing stock over the last three years.

Increased Access to Capital
Improved financial availability and flexibility by completing a new $600 million revolving credit facility.

Domestic Radio Acquisitions
Acquired KPRC-AM, KSEV-AM, and KMJQ-FM in Houston,
TX.  Acquired a 21.4 percent interest in Heftel
Broadcasting Corporation, the largest domestic
Spanish-language broadcaster.

Domestic Television Acquisitions
Acquired WHP-TV, the CBS affiliate in Harrisburg,
PA and entered into Local Marketing Agreements with WLYH-TV and WNFT-TV, the UPN affiliates serving Harrisburg, PA and Jacksonville, FL, respectively.

International Acquisitions
Acquired a 50 percent interest in the second largest radio group in Australia, the Australian
Radio Network Pty Ltd.

Television Affiliation Changes and Local News Expansion
WPTY-TV became the ABC affiliate in Memphis, TN on December 1, 1995. WPMI-TV became the NBC affiliate in the Mobile, AL / Pensacola, FL market on January 1, 1996. Both stations have launched extensive local news operations.

Strengthened Management
Strengthened management at all levels and updated the Company's strategic plan.
W. Ripperton Riordan was promoted to the position of Executive Vice President and
Chief Operating Officer of Clear Channel Television.

Financial Highlights
In Thousands Except Per Share Amounts   1995        1994   % Change

Gross broadcasting revenue             $283,357  $200,695    +41
Station operating income before
  depreciation and amortization         112,555    72,673    +55
Operating income                         71,372    42,904    +66
Net income                               32,014    22,009    +45
Net income per share(1)                     .91       .63    +44
After tax cash flow(2)                   71,140    46,866    +52
After tax cash flow per share(1)(2)        2.03      1.35    +50

 (1) Adjusted for two-for-one stock split effective November 30, 1995.
 (2) Defined as net income plus depreciation, intangible amortization (including nonconsolidated affiliates) and deferred taxes.

Note: Following this table in the glossy annual report are four bar graphs depicting the increase in gross revenue, station operating income, after-tax cash flow, and after-tax cash flow per share from fiscal year 1991 to fiscal year 1995.

Letter to the Shareholders

Dear Fellow Shareholders,

Nineteen ninety-five was the most successful year in your company's history. I am pleased to report that the share price of the Company's common stock increased 74 percent during 1995. Financial results again achieved record levels in our core businesses of radio and television broadcasting.
After tax cash flow per share, the most important measure of your company's financial performance, increased 50 percent from $1.35 to $2.03. Gross revenues reached $283.4 million, up 41 percent compared to 1994. After tax cash flow increased 52 percent from $46.9 million to $71.1 million.
Station operating income before depreciation and amortization rose 55 percent from $72.7 million to $112.6 million. Net income increased 45 percent from $22.0 million, or $.63 per share, to $32.0 million, or $.91 per share. All per share amounts have been adjusted to reflect a two-for-one stock split effective November 30, 1995.

Radio    Your company made significant
investments in each of its radio markets to maintain its marketing and strategic presence.
These investments will help the radio division maintain strong growth in 1996. Management has significantly improved the performance of recent acquisitions and continues to look for new opportunities to increase shareholder value.
Subsequent to the Company's January 1995 acquisition of KPRC, KSEV and KMJQ in Houston, Texas, the Company is now the leader in both revenue share and audience share in Houston, the ninth largest radio market in the United States.
This strategic combination is indicative of how the Company continues to expand and dominate its markets.
     In May of 1995, your company made its first foray into international broadcasting by acquiring
50 percent of the second largest radio broadcaster in Australia through the formation of a new venture, the Australian Radio Network Pty Ltd, which owns half of the commercial FM stations in Australia's two largest cities, Sydney and Melbourne, as well as stations in Brisbane, Canberra and Albury/Wodonga. Based upon the initial success of our Australian investment, the Company will continue to look for international opportunities that meet our stringent investment criteria.
      In May of 1995, your company also acquired a
21.4 percent interest in Heftel Broadcasting
Corporation, the largest Spanish-language radio broadcaster in the United States. This investment gives the Company the ability to participate in a rapidly growing niche within our industry.
     In February of 1996, the Company purchased the broadcasting assets of WOOD-AM/FM and WBCT-FM in Grand Rapids, MI for approximately $42 million and entered into a Local Marketing Agreement (LMA) with an option to purchase the FCC licenses. These stations will give the Company a significant presence in Grand Rapids.
In March of 1996, the Company entered into a definitive agreement to acquire US Radio, Inc. for $140 million. US Radio owns or operates 13 FM and 5 AM stations in eight markets. We expect to close this transaction during the Summer of 1996.

Television    At the end of 1995, your company
owned and/or operated television stations which are affiliated with five different networks: one each with CBS, ABC and NBC, six with Fox and seven with UPN.
In Memphis, WPTY-TV switched from Fox to ABC on
December 1, 1995; while in Mobile/Pensacola, WPMI-
TV switched from Fox to NBC on January 1, 1996. In each of these markets, the Company has made considerable investments to start up local news franchises. While these investments are significant and dilutive to earnings in the short-term, we believe that they are important to our long-term strategic presence in these markets. An alternative news product will also be broadcast in different time slots on our LMA stations in each of these markets.
In November, the Company acquired WHP-TV, the CBS affiliate in the Harrisburg/Lancaster/Lebanon/York market of Pennsylvania. This market had two CBS affiliates serving the same market, which made it difficult for either station to attract sufficient audience or advertisers to compete effectively.
Therefore, the company entered into an LMA with WLYH-TV, the other CBS affiliate. WLYH-TV subsequently switched from CBS to UPN. It is our hope that the CBS audience can be consolidated with WHP-TV and a new audience can be reached through the new UPN affiliation on WLYH-TV.
Additionally, the Company intends to increase greatly its presence in local news and make both stations significant news outlets.

Deregulation     The Telecommunications Act of
1996 (the Act) has significantly relaxed ownership regulations with regard to both radio and television stations. The Act has eliminated restrictions on the total number of radio stations the Company can own nationally and allows the Company to own up to 8 radio stations per market in most of its existing markets. The Company believes that this potential for consolidation will improve the operating characteristics of the entire radio industry. The Act has also eliminated restrictions on the number of television stations the Company can own, subject to a national ownership limit of stations that control no more than 35 percent of the total United States viewing audience. The Company is optimistic about the new opportunities the Act creates to increase shareholder value.

Strategic Direction     Your company continues
to be committed to its proven corporate strategy:

    Decentralized, flexible, entrepreneurial business units that place emphasis on simplifying structures and procedures,
    Sound centralized financial management,
    Growth through internal expansion of existing broadcast properties, supplemented by strategic acquisitions,
    Internal capital investment to improve
quality and market leadership,
    Insistence on adherence to the highest
standard of integrity and business conduct, and Significant attention to long-term strategic planning.

The future of our core businesses of radio and television is bright, and the markets we serve continue to improve. Our position in each of those markets remains one of leadership. To the over 1,800 members of our team who made 1995 possible, I personally thank you. And to our shareholders, you may continue to expect that our team is committed to enhancing the long-term value of your investment.

Sincerely,


Lowry Mays
President and Chief Executive Officer
March 4, 1996

Acquisitions

We believe the ultimate measure of our success is to provide a superior value to our shareholders, balancing near-term and long-term objectives. To that end, Clear Channel continues to improve existing operations while maximizing opportunities for expansion.
Historically, Clear Channel has capitalized on expanded ownership of radio and television stations to enhance its competitive position in virtually every market in which it operates.
Nineteen ninety-five provided the Company with opportunities for international expansion in radio and diversification into every major television network.

International Expansion

The Company recognized two significant factors
that made expansion into the Australian market
attractive. First, beginning in 1992, the
Australian government relaxed broadcasting laws,
allowing for 100 percent foreign ownership of
radio properties, subject to approval by the Foreign
Investment Review Board.   Second, this same legislation
allowed for duopoly (ownership of two stations in the same market of the same service -- AM or FM) in radio, changing the economics of the industry for the better. However, it was not until the Summer of 1994, that a significant opportunity became available that warranted our management's time and energy.
In the Spring of 1995, the Company entered into a transaction that combined the radio operations of three Australian entities to create the Australian
Radio Network Pty Ltd (ARN). ARN combined Wesgo
Limited, a publicly-traded company recently acquired by Australian Provincial Newspapers, with the Australian Radio Network, which had been owned by the Albert Family. Gold 104FM in Melbourne was purchased by ARN as a stand-alone station. Those three entities were combined and renamed the Australian Radio Network Pty Ltd, of which the
Company owns 50 percent, while Australian
Provincial Newspapers owns the other 50 percent.
In addition to the opportunity for 100 percent foreign ownership within a rapidly consolidating industry, the Australian broadcasting industry has a number of other factors which are compelling for the Company. Australia has a stable government with a defined licensing process which eliminates the risk of losing any licenses or having new licenses that are not regulated coming into the market. It also has a stable currency which is monitored by a federal reserve board that is attuned to the monetary policy of the United
States Federal Reserve. Another advantage is that
English is the primary language in Australia, in contrast to other foreign markets where language differences pose significant barriers to entry.
All of these factors combined to make ARN an attractive investment.
Having seen the positive effects of duopoly in the U.S., the Company is optimistic about the possibilities of duopoly in Australia. ARN and Austereo, the largest radio broadcaster in Australia, control approximately 62 percent of radio revenues in the two major cities of Melbourne and Sydney.
ARN, along with other Australian broadcasters, hopes to expand the usage of radio by advertisers in Australia. The long-term goal for the Australian radio industry is to provide a more cost-effective advertising medium. The dynamics of increased radio advertising and increased capital committed to radio advertising should have a significantly positive impact on ARN.
Clear Channel will continue to employ its decentralized management philosophy with regard to ARN. ARN has hired Nigel Milan, the former CEO of Radio New Zealand. He successfully turned around
Radio New Zealand which owns and operates over 40 radio stations in New Zealand. We believe Mr.
Milan brings a level of intensity and enthusiasm to ARN which will provide strong leadership and prosperity for ARN.
Though globalization has become quite popular for publicly traded companies, Clear Channel has not felt compelled to have an international presence.
Our mandate is simply to try to create as much value for our shareholders as possible. When
Australia changed its laws in 1992, allowing for duopoly and 100 percent foreign ownership, the Company recognized that it might provide attractive returns on investments. To that end, your company continues to be opportunistic, rather than expansionary, when evaluating acquisitions in global markets.
The pro forma results for 100% of ARN, after station divestitures, for the year ended December
31, 1995 are detailed below. At February 29, 1996, the foreign currency exchange rate was US $1 = A
$1.31.

Revenues                         A$   83,242,000
Operating expenses               A$   55,948,000
Station operating income before
depreciation and amortization    A$   27,294,000
Corporate/other                  A$    2,765,000
EBITDA                           A$   24,529,000

Expansion within the United States

Heftel Broadcasting Corporation

In May of 1995, the opportunity to acquire a significant interest in the largest Spanish-language broadcasting company in the United
States, Heftel Broadcasting Corporation, became available and the Company took a 21.4 percent equity position in Heftel's publicly-traded Class
A common stock. Heftel's stock is traded on the NASDAQ under the symbol HBCCA.
Strategically, this acquisition positions the company in the attractive and rapidly growing
Spanish-language broadcasting niche. Because the
Hispanic population is the fastest growing population segment in the United States and because fewer stations per capita target the Spanish-language market, the Company believes that Spanish-language broadcasting is an attractive, long-term growth industry. Due to the fact that well-established market positions held by existing radio stations make it difficult to start new
Spanish-language stations, the Company opted to invest in an established Spanish-language broadcaster. Consistent with the Company's own long-term strategy to dominate its markets, Heftel's strategy is to become the dominant
Spanish-language broadcaster in the U.S. Heftel should benefit from the increased consolidation of the Spanish-language niche made possible by the Telecommunications Act of 1996. The Company's initial investment in Heftel in May of 1995 has more than doubled in value and we look forward to increased growth in this investment.

US Radio, Inc.

 In March of 1996, the Company entered into a definitive agreement to acquire US Radio, Inc. for $140 million. US Radio owns and/or operates 13 FM and 5 AM stations in eight markets in the U.S.
This transaction will expand our broadcasting presence in some of our existing markets and give the Company an excellent foundation in other markets from which it can continue to grow.

Oklahoma City

We believe we have an obligation to the well-being of the communities in which we work. We further believe the future of the Company's core businesses is closely tied to public service and that the standards we set will be measured closely by the communities we serve and the regulators who license us.
Clear Channel's involvement in an event that challenged the entire nation's belief in the good of humanity, the April 19, 1995 bombing of the Alfred P. Murrah federal building in Oklahoma
City, is an example of Clear Channel's commitment to responsive and responsible broadcasting in all of the communities it serves. In this particular incident, Clear Channel's own KTOK, itself, became part of the story. As the city's most prominent news talk station, the media found the voice of Oklahoma City to be KTOK.
April 19, 1995 was anything but exceptional for KTOK until 9:02 that morning. A gas explosion, an airplane crash, a tanker truck involved in an accident, an earthquake, and even a bomb, were initial descriptions of the reverberations felt by personnel inside Clear Channel Communications'
Oklahoma City offices. The view to the southeast did not immediately answer any questions. It did, however, confirm that something tragic had happened in downtown Oklahoma City.
At 9:02 a.m., KTOK reporter Carrie Hulsey was en route to an assignment at the federal courthouse.
She was stopped at a light about a block south of the Alfred P. Murrah federal building when the blast occurred. Gathering up her wits, as well as the car's two-way radio, Carrie made her way to the building. By 9:03 a.m., KTOK reporter Craig
Logsdon was on the air, describing the view from the Clear Channel studios at 50 Penn Place. Within one minute and thirty seconds after the explosion, Carrie Hulsey was on the air, via her car's two-way radio, describing the destruction and confusion that had only begun to rain down on the city. Moments later, KTOK News Director Jerry
Bohnen began nine hours of anchoring the stations' initial coverage.
 As the news of the tragedy spread throughout the country, the calls for news feeds came from every major network and station in the world. The incredible speed with which information was disseminated across the nation and the world was no accident. Due to Clear Channel's expertise in feeding other news organizations daily through the Oklahoma News Network (ONN), the implementation of a crisis management plan to ensure information integrity and the rapid relay of wire feeds was basically standard operating procedure. KTOK and the Oklahoma News Network served as the link to the tragedy in Oklahoma City. A significant amount of the continuous coverage aired by the ABC radio networks consisted of KTOK programming. Also, ONN and KTOK provided feeds to hundreds of radio stations and news services throughout the world.
While major networks and news stations dealt with the logistics of getting their people to the scene in Oklahoma, KTOK became the world's link to this Midwest tragedy. Abandoning their usual entertainment formats, Clear Channel's two FM stations, KJ103 and KEBC, began to air the complete KTOK news feed, giving KTOK unprecedented exposure to the Oklahoma City market.
Fifty Penn Place, in the collage at left, is home not only to the Oklahoma City contingent of Clear
Channel, but to the Oklahoma city branch of the FBI as well. Almost every building housing federal authorities in Oklahoma City was to be evacuated and swept for bombs. Keeping the station on the forefront of the coverage was going to be a challenge if personnel were not allowed to remain inside, or if it was a dangerous situation. The cooperation and teamwork among all the stations and employees made the evacuation of just about everybody but news personnel and a few technicians a relatively simple matter.
It was hardly just a few people, though, that gave
KTOK its prowess during this crisis. It was a classic case of the whole being greater than the sum of its parts. Everyone from every department of all three Clear Channel stations, as well as ONN, contributed. A production director fed reports from the fire department headquarters, FM announcers did reports from blood donation sites, sales people helped gather information from across the nation and receptionists fielded the countless telephone calls.
While there were hundreds of stories to report as a result of the bombing, KTOK's principal assignments included two reporters at the command/media center next to the federal building
24 hours a day and another reporter covering the blast site from a different local site approximately 12 hours a day.
When the station was not broadcasting news reports, KTOK focused on the other thing it does so well-talk. The station simply opened the phones and let the city talk-about its feelings, its theories, its fears, its hopes. In a continuing effort to serve the community, the station provided 12 hours of psychological discussion during the first week following the blast. On the Sunday after the blast, nationally-syndicated counselor Dr. Laura Schlessinger provided two hours of discussion and grief counseling specifically for Oklahoma City.
Not only did every Clear Channel employee in Oklahoma City go beyond the call of duty, but the company as a whole did much more than broadcast some of the most timely and thorough information available. For example, the three Clear Channel radio stations and the Oklahoma News network, in conjunction with the Bank of Oklahoma, initiated a relief fund which raised more than $200,000 to help families of the victims of the bombing. The
Clear Channel Oklahoma City stations' key fund-raising event was the "Healing in the Heartland" concert in the Summer of 1995, which featured various country and contemporary recording artists, including headliner Tony Bennett.
From being the first to broadcast from the blast scene, to the memorial services, to the demolition of the building, and even through to the end of the Nichols and McVeigh trials, KTOK has been, and will continue to be, a primary source of breaking news regarding the bombing-thanks, in no small part, to the teamwork of everyone associated with the operation. Our corporate stewardship is possible only through Clear Channel personnel's commitment to our communities, which proves once again that your company upholds its creed: Clear
Channel people are our most important asset, making the critical difference in how we perform.
They are what separates us from our competitors.

Investment Highlights

Five-year Cumulative Return - bar graph showing the relative values of a $1,000 investment in Clear Channel Communications, Inc. Common Stock, compared to the same relative values of the S&P 500
     Index and the Paul Kagan Associates Broadcast Index at December 31 of each of the past five years:

Year-end value of $1,000 invested at December 31, 1990 over the last five years. This represents a compound annual growth rate of approximately 75%

1990:          $  1,000
1991:          $  1,329
1992:          $  2,397
1993:          $  6,765
1994:          $  9,329
1995:          $ 16,222

% Revenue by Market - Pie chart showing the following percentages:

San Antonio:     5.9%
Louisville:      6.2%
Albany:          3.6%
Harrisburg:      0.7%
Tulsa:           6.0%
Tucson:          0.2%
Memphis:         7.7%
Minneapolis:     9.8%
Mobile/
  Pensacola:     3.9%
Cleveland:       3.6%
Miami/Ft.
  Lauderdale:    5.2%
Houston:        11.1%
New Haven:       2.4%
Little Rock:     3.9%
Austin:          3.2%
Wichita:         2.9%
New Orleans:     3.3%
Tampa:           6.0%
Jacksonville:    5.2%
Oklahoma City:   4.1%
Richmond:        5.1%

Family Tree

RADIO

San Antonio, TX

WOAI-AM
News/Talk/Sports
1200 AM
KQXT-FM
Adult Contemporary
101.9 FM
KTKR-AM
News/Talk/Sports
760 AM
KAJA-FM
Country
97.3 FM
KSJL-FM*
Adult Urban
96.1 FM

New Haven, CT
WKCI-FM
Contemporary Hits
101.3 FM
WAVZ-AM
Nostalgia
1300 AM
WELI-AM
News/Talk
960 AM

Austin, TX
KPEZ-FM
Classic Rock
102.3 FM
KHFI-FM
Contemporary Hits
96.7 FM
KEYI-FM*
Oldies
103.5 FM
KFON-AM*
News/Talk
1490 AM

Houston, TX
KPRC-AM &
News/Talk/Sports
950 AM
KSEV-AM &
News/Talk/Sports
700 AM
KMJQ-FM
Adult Urban
102.1 FM
KBXX-FM
Urban Contemporary
97.9 FM
KHYS-FM*
Jazz
98.5 FM
KJOJ-AM;
Religious
880 AM
KJOJ-FM;
Religious
103.3 FM

Louisville, KY
WHAS-AM
News/Adult Contemporary
840 AM
WAMZ-FM
Country
97.5 FM
WKJK-FM*
Traditional Country
98.9 FM

Tulsa, OK
KAKC-AM
News/Sports/Oldies
1300 AM
KMOD-FM
Album Oriented Rock
97.5 FM

Oklahoma City, OK
KTOK-AM
News/Talk/Sports
1000 AM
KEBC-FM
Country
94.7 FM
KJYO-FM
Contemporary Hits
102.7 FM
WKY-AM*
News/Talk
930 AM
Tampa, FL
WMTX-AM
Adult Contemporary
1040 AM
WMTX-FM
Adult Contemporary
95.7 FM
WRBQ-AM
Adult Urban
1380 AM
WRBQ-FM
Country
104.7 FM

New Orleans, LA
WODT-AM
News/Talk/Sports
1280 AM
WQUE-FM
Urban Contemporary
93.3 FM
WYLD-AM
Gospel
940 AM
WYLD-FM
Adult Urban
98.5 FM

Miami, FL
WHYI-FM
Contemporary Hits
100.7 FM
WBGG-FM
Classic Hits
105.9 FM

Richmond, VA
WRVA-AM
News/Talk/Sports
1140 AM
WRVH-AM
News/Talk/Sports
910 AM
WRVQ-FM
Contemporary Hits
94.5 FM
WRXL-FM
Album Oriented Rock
102.1 FM

Cleveland, OH
WNCX-FM
Classic Rock
98.5 FM
WERE-AM
News/Talk
1300 AM
WENZ-FM*
Modern Rock
107.9 FM

Grand Rapids, MI
WOOD-AM % )(
News/Talk/Sports
1300 AM
WOOD-FM % )(
Adult Contemporary
105.7 FM
WBCT-FM % )(
Country
93.7 FM

Memphis, TN
WHRK-FM)(
Urban Contemporary
97.1 FM
WDIA-AM)(
Adult Urban
1070 AM
Norfolk, VA
WOWI-FM)(
Urban Contemporary
102.9 FM
WJCD-FM)(
Jazz
105. 3 FM
WSVY-AM)(
Adult Urban
1350 AM
WSVY-FM)(
Adult Urban
107.7 FM

Raleigh, NC
WQOK-FM)(
Urban Contemporary
97.5 FM
WNND-FM)(
Jazz
103.9 FM

El Paso, TX
KPRR-FM)(
Contemporary Hits
102.1 FM
KHEY-FM)(
Country
96.3 FM
KHEY-AM)(
Oldies
690 AM

Milwaukee, WI
WKKV-FM)(
Urban Contemporary
100.7 FM

Little Rock, AR
KDDK-FM)(
Country
100.3 FM
KMJX-FM)(
Classic Rock
105.1 FM
Reading, PA
WRAW-AM)(
Nostalgia
1340 AM
WRFY-AM)(
Contemporary Hits
102.5 FM

TELEVISION

Mobile, AL; Pensacola, FL
WPMI-TV
NBC TV-15
WJTC-TV %
UPN TV-44

Jacksonville, FL
WAWS-TV
FOX TV-30
WNFT-TV %
UPN TV-47

Tulsa, OK
KOKI-TV
FOX TV-23
KTFO-TV %
UPN TV-41

Tucson, AZ
KTTU-TV
UPN TV-18

Wichita, KS
KSAS-TV
FOX TV-24

Memphis, TN
WPTY-TV
ABC TV-24
WLMT-TV %
UPN TV-30

Little Rock, AR
KLRT-TV
FOX TV-16
KASN-TV %
UPN TV-38

Albany, NY
WXXA-TV
FOX TV-23

Harrisburg, PA
WHP-TV
CBS TV-21
Lebanon/
Lancaster, PA
WLYH-TV %
UPN TV-15

Minneapolis, MN
WFTC-TV
FOX TV-29

NETWORKS

Louisville, KY
Kentucky news  Network
News/Agriculture Network

Richmond, VA
Virginia News Network
News/Agriculture Network

Oklahoma City, OK
Oklahoma News Network
News/Agriculture Network

San Angelo, TX
Voice of Southwest agriculture
News/Agriculture Network

College Station, TX
Des Moines, IA
Clear Channel Sports
College Sports Networks

*    Joint Sales Agreement (FCC license not owned
or station not programmed by the Company)
&    80% owned by the Company
%    Local Marketing or Time Brokerage  Agreement
(FCC license not owned by the Company)
)(  Pending acquisition

Diversification

On pages 12 and 13 of the glossy annual report are graphical maps of the U.S. and Australia, showing the states and markets in which Clear Channel Communications, Inc. has the following profit centers and headquarters:

Legend
  Corporate Headquarters
  Networks
  Joint Sales Agreements/Local Marketing Agreements
  Television Stations
  Radio Stations
  Pending Acquisitions

Australian Radio Network Pty Ltd

RADIO

2WS
Sydney, NSW
Adult Contemporary
101.7 FM

MIX 106
Sydney, NSW
Hot Adult Contemporary
106.5 FM

GOLD 104
Melbourne, Victoria
Adult Contemporary
104.3 FM

TTFM
Melbourne, Victoria
Hot Adult Contemporary
101.1 FM

4KQ
Brisbane, Queensland
Adult Contemporary
693 AM

2AY
Albury, NSW
Oldies
1494 AM

B 105
Albury, NSW
Rock
104.9 FM

106.3 FM
Canberra
Adult Contemporary
106.3 FM

ARNSAT
Satellite distribution
of radio programming

ARN Radio Sales
National Representation Company
Legend
  Corporate Headquarters
  Networks
  Radio Stations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Comparison of 1995 vs. 1994

Consolidated

Consolidated net broadcasting revenue in 1995 increased 41% to $243,813,000 from $173,109,000 in
1994. Station operating expenses in 1995 increased 31% to $131,258,000 compared to $100,437,000 for 1994. Station operating income before depreciation and amortization in 1995 increased to $112,555,000 from $72,673,000, or
55%. Depreciation and amortization increased 37% to $33,769,000 in 1995 from $24,669,000 in 1994.
Interest expense increased to $20,751,000 from $7,669,000 or 171%. Net income was $32,014,000 in
1995 compared to $22,009,000 for 1994. Equity in net income of, and other income from, nonconsolidated affiliates was $2,927,000 in 1995.
Income tax expense in 1995 was $20,730,000, reflecting an annual effective rate of 40%, compared to $14,387,000, or a 40% effective rate in 1994.
The majority of the increase in net broadcasting revenue was due to the additional revenue associated with radio and television stations acquired in 1995 and the inclusion of a full year of operations for those stations acquired in 1994.
These stations are as follows:

Acquisition                 Network or
Date                         Station                        Location

                        1995 Acquisitions

January 1, 1995              KMJQ-FM                       Houston, TX
January 1, 1995          KPRC-AM/KSEV-AM (2)               Houston, TX
October 17, 1995             Voice of
                       Southwest Agriculture             San Angelo, TX
October 31, 1995              WHP-TV                     Harrisburg, PA
October 31, 1995             WLYH-TV (1)                 Harrisburg, PA

                       1994 Acquisitions

January 14, 1994             KEBC-FM                   Oklahoma City, OK
February 28, 1994        KLRT-TV/KASN-TV(1)             Little Rock, AR
March 9, 1994                WAXY-FM                          Miami/
                          (now WBGG-FM)                 Ft. Lauderdale, FL
August 15, 1994              KBXX-FM                      Houston, TX
October 12, 1994            Metroplex                 Miami/Ft. Lauderdale,
                         Communications,                    Tampa, FL;
                              Inc.                         Cleveland, OH
November 1, 1994           WENZ-FM (1)                     Cleveland, OH
December 1, 1994            WXXA-TV                         Albany, NY

(1) The Company operates these stations under time sales or time brokerage agreements and does not own the FCC licenses.
(2) The Company acquired an 80% interest in these stations.

Station operating expenses rose due to the increase in selling expenses associated with this revenue increase and the additional operating expenses associated with the above acquisitions.
The major cause of the increase in depreciation and amortization was the acquisition of the tangible and intangible assets associated with the purchases of the above mentioned stations. The majority of the increase in interest expense was due to an increase in the average amount of debt outstanding and an increase in the average interest rate from 5.7% in 1994 to 6.8% in 1995.
The equity in net income of, and other income from, nonconsolidated affiliates resulted from the Company's purchase of a 50% interest in the Australian Radio Network Pty Ltd (ARN), which owns and operates radio stations, a narrowcast radio broadcast service and a radio representation company in Australia and the purchase of 21.4% of the Common Stock of Heftel Broadcasting
Corporation (Heftel), a Spanish-language radio broadcaster in the United States. Income tax expense was up due to the increase in earnings.
Net income rose for the above stated reasons, but was partially offset by a $2,315,000, or 45%, increase in corporate related expenses warranted by the increase in current business activity.

RADIO

Net broadcasting revenue in 1995 increased 51% to $141,737,000 from $94,098,000 in 1994. Station operating expenses increased 36% to $85,024,000 in 1995, compared to $62,383,000 for 1994. Station operating income before depreciation and amortization in 1995 increased to $56,713,000 from $31,715,000, or 79%. Depreciation and amortization increased 62% to $19,981,000 from $12,324,000.
Station operating income increased from
$19,390,000 in 1994 to $36,732,000 in 1995, or
89%.
The majority of the increase in net broadcasting revenue, station operating expenses and depreciation and amortization was due to the aforementioned radio and network acquisitions. The increase in station operating income was primarily due to the inclusion of the operating results of the above stated acquisitions. At December 31, 1995 the radio segment included 36 stations for which the Company owns the Federal Communications
Commission (FCC) license and seven stations operated under lease management or time brokerage agreements. These 43 stations operate in 12 different markets. The radio segment also operates five networks.
With the passage of the Telecommunications Act
(the Act) in February 1996, the limit on the maximum number of licenses that one company may own in the United States was eliminated, and the limit on the number of licenses that one company may own in any given market was changed. This limit depends on the size of the market; in the largest markets, for example, one company may not own more than eight licenses total, with no more than five licenses of one service (AM or FM). This allows the Company significant flexibility in future growth in its radio broadcasting operations.

TELEVISION

Net broadcasting revenue in 1995 increased 29% to $102,076,000 from $79,012,000. Station operating expenses in 1995 increased 21% to $46,234,000 compared to $38,054,000 for 1994. Station operating income before depreciation and amortization in 1995 increased to $55,842,000 from $40,958,000, or 36%. Depreciation and amortization increased 12% to $13,788,000 from $12,344,000. Station operating income increased to $42,054,000 from $28,614,000, or 47%.
The majority of the increase in net broadcasting revenue was due to the increase in advertising revenue resulting from improved ratings at the majority of the television stations, the additional revenue associated with the television stations acquired in 1995, and the inclusion of a full year of operations for those stations acquired in 1994. Station operating expenses rose due to the increase in selling expenses associated with these revenue increases, the expenses associated with the start up of two news departments, and the operating expenses of the newly acquired stations. The major cause of the increase in depreciation and amortization was the acquisition of the tangible and intangible assets associated with the purchase of the aforementioned stations. At December 31, 1995, the television segment included ten television stations for which the Company owns the license and six stations which are operated under lease management or time brokerage agreements. These 16 stations operate in ten different markets.
With passage of the Act in February 1996, the restrictions on ownership of television stations include a national ownership limit of stations that control no more that 35% of the total United
States television audience and the limit of one license per market for any one broadcaster. This allows the Company greater opportunity to expand its presence in television broadcasting.

Comparison of 1994 vs. 1993

Consolidated
Consolidated net broadcasting revenue in 1994 increased 46% to $173,109,000 from $118,183,000.
Station operating expenses in 1994 increased 32% to $100,437,000, compared to $75,990,000 for 1993.
Station operating income before depreciation and amortization in 1994 increased to $72,673,000 from $42,193,000, or 72%. Depreciation and amortization increased 41% to $24,669,000 from $17,447,000. Interest expense increased to
$7,669,000 from $5,390,000, or 42%.  Other income
(expense) increased from ($196,000) to $1,161,000.
Net income was $22,009,000 for 1994, compared to $9,123,000 in 1993. Income tax expense in 1994 was $14,387,000, reflecting an annual average effective tax rate of 40%, compared to $6,572,000, or a 42% effective rate in 1993.
 The majority of the increase in net broadcasting revenue was due to the additional revenue associated with the radio and television stations acquired in 1994 and the inclusion of a full year of operations for those stations acquired in 1993.
These stations are as follows:

Acquisition                   Network or
Date                           Station                     Location

                         1994 Acquisitions

January 14, 1994               KEBC-FM                Oklahoma City, OK
February 28, 1994          KLRT-TV/KASN-TV (1)         Little Rock, AR
March 9, 1994                  WAXY-FM                       Miami/
                            (now WBGG-FM)              Ft. Lauderdale, FL
August 15, 1994                KBXX-FM                    Houston, TX
October 12, 1994              Metroplex               Miami/Ft. Lauderdale,
                          Communications, Inc.             Tampa, FL;
                                                         Cleveland, OH
November 1, 1994              WENZ-FM (1)                Cleveland, OH
December 1, 1994              WXXA-TV                      Albany, NY

                       1993 Acquisitions

February 1, 1993              KQXT-FM                    San Antonio, TX
March 9, 1993                 KHFI-FM                       Austin, TX
March 25, 1993               WYLD-AM/FM                  New Orleans, LA
July 1, 1993             KSJL-AM (now KTKR-AM)           San Antonio, TX
August 19, 1993              WLMT-TV (1)                 Memphis, TN
September 15, 1993         WRXL-FM, WRNL-AM               Richmond, VA
                           (now WRVH-AM)
                        Virginia News Network
October 13, 1993        KITN-TV (now WFTC-TV)            Minneapolis, MN
November 3, 1993             KTFO-TV (1)                    Tulsa, OK

(1) The Company operates these stations under lease management agreements and does not own the FCC licenses.

Station operating expenses rose due to the increase in selling expenses associated with this revenue increase and the additional operating expenses associated with the above acquisitions.
The major cause of the increase in depreciation and amortization was the acquisition of the tangible and intangible assets associated with the purchases of the above mentioned stations. The majority of the increase in interest expense was due to an increase in the average amount of debt outstanding and an increase in the average interest rate from 5.2% to 5.7%.
 Income tax expense was up due to the increase in earnings, while the average effective rate was down due to the drop in the amount of nondeductible goodwill as a percentage of earnings.
Net income rose for the above stated reasons, but was partially offset by a $1,636,000 increase in corporate related expenses warranted by the increase in current business activity.

RADIO

Net broadcasting revenue in 1994 increased 31% to $94,098,000 from $71,605,000. Station operating expenses increased 19% to $62,383,000, compared to $52,254,000 for 1993. Station operating income before depreciation and amortization in 1994 increased $31,714,000 from $19,351,000, or 64%.
Depreciation and amortization increased 35% to $12,324,000 from $9,114,000. Station operating income increased to 89% to $19,390,000 in 1994 from $10,237,000 in 1993.
 The majority of the increase in net broadcasting revenue, station operating expenses and depreciation and amortization was due to the aforementioned radio and network acquisitions.
The increase in station operating income was primarily due to the inclusion of the operating results of the aforementioned radio and network acquisitions. At December 31, 1994, the radio segment included 33 stations for which the Company was the licensee and six stations operated under time sales or time brokerage agreements, all of which operated in twelve different markets.

TELEVISION

Net broadcasting revenue in 1994 increased 70% to $79,012,000 from $46,577,000. Station operating expenses in 1994 increased 60% to $38,054,000 compared to $23,736,000 for 1993. Station operating income before depreciation and amortization in 1994 increased to $40,958,000 from $22,842,000, or 79%. Depreciation and amortization increased 48% to $12,344,000 from $8,333,000. Station operating income increased
97% to $28,614,000 in 1994 from $14,508,000 in
1993.
 The majority of the increase in net broadcasting revenue was due to the inclusion of the aforementioned television acquisitions in 1994 and 1993. Station operating expenses rose due to the increase in selling expenses associated with these revenue increases as well as the operating expenses of the new stations. The major cause of the increase in depreciation and amortization was the acquisition of tangible and intangible assets associated with the purchase of the aforementioned television stations. At December 31, 1994, the television segment included nine television stations for which the Company was the licensee and four stations which were operated under time sales or time brokerage agreements, all of which operated in nine different markets.

LIQUIDITY AND CAPITAL RESOURCES

The major sources of capital for the Company historically have been cash flow from operations, advances on its revolving long-term line of credit facility (the credit facility), and funds provided by the initial stock offering in 1984 and subsequent stock offerings in July 1991 and October 1993. Historically, cash flow has exceeded earnings by a significant amount due to the high amortization and depreciation associated with the broadcasting industry.
Effective September 30, 1995, the Company refinanced the credit facility, increasing the total funds available to $600,000,000. This facility converts into a reducing revolving line of credit on the last business day of September
1998, with quarterly repayment of the outstanding principal balance to begin the last business day of December 1998 and continue during the subsequent five year period, with the entire balance to be repaid by the last business day of September 2003.
During 1995, the Company used the credit facility to purchase broadcasting assets (radio and television stations) and equity interests in the broadcasting operations of ARN and Heftel.
Advances on the credit facility related to such purchases totaled $162,600,000. The Company made principal payments on the credit facility totaling
$64,800,000.
During the first quarter of 1996, the Company purchased the broadcasting assets of, and entered into a local marketing agreement for, radio stations WOOD-AM/FM and WBCT-FM in Grand Rapids,
MI for approximately $42,000,000, using the credit facility and cash flow from operations to fund the acquisition.
After giving effect to the above mentioned transaction subsequent to December 31, 1995, the Company had $367,000,000 outstanding under the credit facility, with $211,000,000 available for future borrowings. Interest rates on most of these borrowings adjust every 30 days. Based on the outstanding debt under the credit facility at December 31, 1996, a 1% increase in interest rates would result in a net after tax charge to the Company's earnings of approximately $1,997,950.
In addition, other notes payable amounting to $12,570,026 were outstanding at December 31, 1995.
The Company also had $5,391,104 in unrestricted cash and cash equivalents at December 31, 1995.
 The Company expects that cash flow from
operations in 1996 will be sufficient to make all required interest and principal payments on long-term debt.

CAPITAL EXPENDITURES AND PROGRAM COMMITMENTS

Capital expenditures of $15,110,000 during 1995 included $3,806,000 and $1,437,000 for land and buildings, and broadcasting equipment, respectively, for the radio segment and $1,122,000 and $8,745,000 for land and buildings, and broadcasting equipment, respectively, for the television segment. Capital expenditures in 1994 in the amounts of $1,889,000 and $3,858,000 for the radio and television segments, respectively, were entirely for the purchase of broadcasting equipment. The majority of the increase in capital outlays in 1995 for the Company was attributable to the start-up of news departments at two of the stations in the television segment and the purchase of land and buildings in the radio segment.
Capital outlays are expected to increase very little in 1996, reflective only of the growth in the number of radio and television stations. As the operator of 16 television stations and one sports network, the Company will continue to enter into programming commitments to purchase the broadcast rights to various feature films, syndicated shows, sports events and other programming. Total commitments at December 31, 1995 were $10,358,000. These commitments were not available for television or radio broadcast at December 31, 1995 but are expected to become available over the next few years, at which time the commitments will be recorded. Most commitments will then be payable over a period not exceeding five years.
The Company anticipates paying for these program commitments and capital outlays with cash generated from operations. It anticipates funding any subsequent radio and television station acquisitions with the credit facility and cash flow generated from operations.

OTHER

Accounting Pronouncement

In 1996, the Company will adopt Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which becomes effective for the fiscal year ended December 31, 1996. The adoption of this new accounting standard is not expected to have a material impact on the Company.

Inflation

Inflation has affected the Company's performance in terms of higher costs for wages, salaries and equipment. Although the exact impact of inflation is indeterminable, the Company believes it has offset these higher costs by increasing the effective advertising rates of most of its radio and television stations.
1995 Financial Report

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

The consolidated financial statements and notes related thereto were prepared by and are the responsibility of management. The financial statements and related notes were prepared in conformity with generally accepted accounting principles and include amounts based upon management's best estimates and judgments.
 It is management's objective to ensure the integrity and objectivity of its financial data through systems of internal controls designed to provide reasonable assurance that all transactions are properly recorded in the Company's books and records, that assets are safeguarded from unauthorized use, and that financial records are reliable to serve as a basis for preparation of financial statements.
 The financial statements have been audited by our independent auditors, Ernst & Young LLP, to the extent required by generally accepted auditing standards and, accordingly, they have expressed their professional opinion on the financial statements in their report included herein.
 The Board of Directors meets with the independent auditors and management periodically to satisfy itself that they are properly discharging their responsibilities. The independent auditors have unrestricted access to the Board, without management present, to discuss the results of their audit and the quality of financial reporting and internal accounting controls.


Lowry Mays
President and Chief Executive Officer


Herbert W. Hill, Jr.
Vice President/Controller


REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


SHAREHOLDERS AND
BOARD OF DIRECTORS
CLEAR CHANNEL COMMUNICATIONS, INC.

We have audited the accompanying consolidated balance sheets of Clear Channel Communications, Inc. and Subsidiaries (the Company) as of December
31, 1995 and 1994, and the related consolidated statements of earnings, changes in shareholders' equity and cash flow for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Australian Radio Network Pty Ltd, a corporation in which the Company has a 50% interest, have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for the Australian Radio Network Pty Ltd, it is based solely on their report.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clear Channel Communications, Inc. and
Subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


ERNST & YOUNG LLP

San Antonio, Texas
February 16, 1996



CONSOLIDATED BALANCE SHEETS

ASSETS

                                                  December 31,

                                         1995                  1994
                                   --------------        --------------
Current Assets
Cash and cash equivalents          $    5,391,104        $    6,817,595
Accounts receivable, less
allowance of $ 3,809,529
in 1995 and $3,117,496 in 1994         52,920,450            38,280,518
Film rights - current                  12,173,527             8,847,262
                                   --------------        --------------
Total Current Assets                   70,485,081            53,945,375

Property, Plant and Equipment
Land                                    7,821,899             6,409,013
Buildings                              17,068,026            10,642,563
Transmitter and studio equipment      109,517,279            93,530,635
Furniture and other equipment          13,996,987            13,514,125
Leasehold improvements                  4,560,289             4,059,725
Construction in progress                5,079,864               784,850
                                  ---------------        --------------
                                      158,044,344           128,940,911
Less accumulated depreciation          58,159,152            43,623,032
                                  ---------------        --------------
                                       99,885,192            85,317,879

Intangible Assets
Leases                                  1,455,000             1,455,000
Network affiliation agreements         23,422,904            20,484,904
Licenses and goodwill                 286,406,955           194,408,601
Covenants not-to-compete               22,871,932            22,271,938
Other intangible assets                 4,361,987             2,858,436
                                  ---------------        --------------
                                      338,518,778           241,478,879
Less accumulated amortization          52,192,327            33,861,800
                                  ---------------        --------------
                                      286,326,451           207,617,079
Other
Restricted cash                                 -            38,500,000
Film rights                            15,968,502            12,653,817
Equity investments in,
and advances to,
nonconsolidated affiliates             81,911,343                     -
Other assets                            7,021,531             7,998,036
Other investments                       1,412,704             5,561,839
                                 ----------------        --------------
Total Assets                     $    563,010,804        $  411,594,025
                                 ================        ==============


See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF EARNINGS

                                          Year Ended December 31,

                                1995           1994           1993
                           ------------   -------------    ------------


Gross broadcasting revenue $283,357,052   $ 200,694,908    $135,680,023
Less: agency and national
representative commissions   39,543,935      27,585,534      17,497,384
                           ------------   -------------    ------------
Net broadcasting revenue    243,813,117     173,109,374     118,182,639

Station operating expenses  131,258,210     100,436,858      75,990,031
Depr. and amortization       33,768,882      24,668,540      17,447,262
                           ------------   -------------    ------------
Station operating income     78,786,025      48,003,976      24,745,346

Corporate general and
administrative expenses       7,414,457       5,099,834       3,463,523

Operating income             71,371,568      42,904,142      21,281,823

Interest expense             20,751,454       7,669,000       5,389,691
Other income (expense)-net     (803,280)      1,161,456        (196,482)
Equity in net income of,
and other income from,
nonconsolidated affiliates    2,927,191               -               -
                           ------------   -------------    ------------
Income before income taxes   52,744,025      36,396,598      15,695,650

Income taxes                 20,730,410      14,387,102       6,572,434
                           ------------   -------------    ------------
Net income                 $ 32,013,615    $ 22,009,496    $  9,123,216
                           ============   =============    ============

Net income per common
share                      $        .91    $        .63    $        .29
                           ============    ============    ============

Weighted average common
and common share
equivalents outstanding      35,100,398      34,662,906      31,100,522
                           ============     ===========    ============


See Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                               Additional
                                   Common       paid-in      Retained               Treasury
                                   Stock        capital      earnings      Other     stock            Total

Balances at January 1, 1993   $  1,198,692  $  26,986,856  $  5,212,863       -   ($2,343,642)   $ 31,054,769
Net income for year                                           9,123,216                             9,123,216
Exercise of stock options              869         89,028                                              89,897
Stock split effected in the
  form of a dividend               343,015       (343,015)                                                  -
Proceeds from issuance of
  1,725,000 shares of Common
  Stock                            172,500     57,902,364                                          58,074,864
                              ------------  -------------  ------------   ------- ------------   ------------
Balances at December 31, 1993    1,715,076     84,635,233    14,336,079         - (2,343,642)      98,342,746

Net income for year                                          22,009,496                            22,009,496
Exercise of stock options            1,168      2,805,735                            (27,440)       2,779,463
Issuance of 119,048 shares
  of Common Stock to purchase
  minority interest                             1,891,968                          1,609,532        3
Issuance of 117,975 shares of
  Common Stock for a business
  acquisition                        6,797      3,202,203                            691,000        3,900,000
                              ------------  -------------  ------------   -------- ------------   ------------
Balances at December 31, 1994    1,723,041     92,535,139    36,345,575          -   (70,550)     130,533,205

Net income for year                                          32,013,615                            32,013,615
Exercise of stock options            7,209        627,018                            (100,448)        533,779
Currency translation adjustment                                           $102,292                    102,292
Unrealized holding gains on
  marketable securities                                                    529,744                    529,744
Stock split                      1,729,019     (1,729,019)                                                  -
                              ------------  -------------  ------------  --------- ------------  ------------
Balances at December 31, 1995 $  3,459,269  $  91,433,138  $ 68,359,190   $632,036   ($170,998)  $163,712,635
                              ============  =============  ============  ========= ============  ============

See Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     Year Ended December 31,

                                1995           1994           1993

Net Cash Flow From
  Operating Activities     $ 64,330,005   $ 41,131,501     $ 27,780,463

Cash Flows From Investing
  Activities:
Decrease (increase) in
  restricted cash            38,500,000    (38,500,000)               -
(Increase) in equity
  investments in and
  advances to nonconsol-
  idated affiliates-net     (81,279,307)             -                -
Purchases of property,
  plant and equipment       (15,109,896)    (5,747,166)      (2,691,743)
Proceeds from disposal
  of property, plant and
  equipment                           -        130,047          109,175
Proceeds from disposal
  of broadcasting assets        383,053      2,025,000                -
Acquisition of broadcasting
  assets                   (105,135,886)  (127,427,369)     (68,231,275)
Purchase of minority interest         -     (4,000,000)               -
(Increase) decrease in
  other investments           4,149,136     (4,135,718)        (525,068)
(Increase) in other
  intangible assets          (1,870,183)    (1,160,990)        (333,050)
(Increase) decrease in
  other-net                     691,503     (1,094,531)      (2,427,534)
                           ------------   -------------    -------------

Net cash (used in)
  investing activities     (159,671,580)  (179,910,727)     (74,099,495)

Cash Flows From Financing Activities:

Proceeds of long-term debt  162,600,000    165,100,000       63,400,000
Payments on long-term debt  (64,800,000)   (25,800,000)     (72,500,000)
Payments of current
  maturities                 (4,418,695)    (1,999,492)         (18,954)
Exercise of stock options       533,779      2,779,463           89,897
Proceeds from issuance
of Common Stock                                              58,074,864
                           ------------   ------------    -------------
Net cash provided by
  financing activities       93,915,084    140,079,971       49,045,807
                           ------------   ------------    -------------
Net increase (decrease)
  in cash                    (1,426,491)     1,300,745        2,726,775
Cash at beginning of year     6,817,595      5,516,850        2,790,075
                          -------------   ------------    -------------
Cash at end of year       $   5,391,104   $  6,817,595    $   5,516,850
                          =============   ============    =============

See Notes to Consolidated Financial Statements

SCHEDULE RECONCILING EARNINGS TO
NET CASH FROM OPERATING ACTIVITIES


                                     Year Ended December 31,

                                1995           1994            1993

Net income                $  32,013,615  $  22,009,496    $  9,123,216

Reconciling Items:
Depreciation                 15,379,826     12,639,104       9,216,982
Amortization of intangibles  18,389,056     12,029,436       8,230,280
Deferred taxes                2,953,612        188,059          68,001
Amortization of film rights  11,262,835      9,857,530       5,935,921
Payments on film
  liabilities               (10,353,200)   (10,037,749)     (6,195,072)
(Gain) loss on disposal
  of assets                     404,994       (598,863)          7,943

Changes in operating assets and liabilities:
(Increase) accounts
  receivable                (11,544,653)    (8,408,540)     (6,667,872)
Decrease federal income
  tax receivable                      -              -       1,936,146
Increase (decrease)
  accounts payable             (372,119)     1,151,467       1,751,352
Increase (decrease)
  accrued interest             (233,219)       485,721        (203,634)
Increase (decrease)
  accrued expenses            3,831,264       (221,855)      2,548,202
Increase accrued
  income and other taxes      2,597,994      2,037,695       2,028,998
                            -----------    -----------     -----------
    Net cash from
    operating activities    $64,330,005    $41,131,501     $27,780,463
                            ===========    ===========     ===========

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF
SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:
The consolidated financial statements include the accounts of the Company and its subsidiaries, substantially all of which are wholly-owned.
Significant intercompany accounts have been eliminated in consolidation. Investments in nonconsolidated affiliates are accounted for under the equity method of accounting. Certain amounts in prior years have been reclassified to conform to the 1995 presentation.

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

Intangible Assets:
Intangible assets are stated at cost and are being amortized by the straight-line method. For the years prior to 1993, excess cost over the fair value of net assets acquired (goodwill) and certain licenses were amortized between 25 and 40 years. All goodwill and licenses acquired subsequent to 1992 are being amortized over 25 years. The Company evaluates the carrying values of goodwill and licenses to determine if the facts and circumstances suggest that they may be impaired. If this review indicates that goodwill and licenses will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying value of the goodwill and licenses will be reduced accordingly.
Amortization of goodwill and licenses was $9,918,585, $4,481,660 and $1,976,972 in 1995,
1994 and 1993, respectively.
Covenants not-to-compete are amortized over the respective lives of the agreements. Network affiliation agreements are being amortized over 10 years. Leases are amortized over the remaining lease terms.
 The periods of amortization are evaluated annually to determine whether circumstances warrant revision.

Film Rights:
The capitalized costs of film rights are recorded when the license period begins and the film rights are available for use. The rights are amortized based on the number of showings or license periods.
 Unamortized film rights assets are classified as current or noncurrent based on estimated usage.
Amortization of film rights is included in station operating expenses. Film rights liabilities are classified as current or noncurrent based on anticipated payments.

Barter Transactions:
Revenue from barter transactions is recognized when advertisements are broadcast, and merchandise or services received are charged to expense when received or used.

Income Taxes:
The Company accounts for income taxes using
Statement of Financial Accounting Standards No.
109, Accounting for Income Taxes (SFAS 109). Under
SFAS 109, income taxes for financial reporting purposes are determined using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.

Foreign Currency Gains and Losses:
Components of the Company's foreign currency gains and losses are included in shareholders' equity, while other components are included in the determination of net income for the period.
Foreign currency translation adjustments, which result from the translation of financial statement information from Australian dollars to U.S.
dollars for the Company's investment in Australian
Radio Network Pty Ltd. (ARN), are accounted for as a separate component of shareholders' equity.
Transaction gains or losses resulting from cash transactions between the Company and ARN are recorded as income or expense as incurred. See
Note I for further discussion of the Company's equity investment in ARN.
During 1995, net translation gains or losses resulting from the translation of ARN financial statement information from Australian dollars to U.S. dollars in the reconciliation of Australian accounting principles to accounting principles generally accepted in the United States (U.S.
GAAP) amounted to $102,292, and net transaction gains amounted to $101,319.

Cash and Cash Equivalents:
Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

Financial Instruments:
The carrying amounts of the Company's financial instruments approximate their fair value.

Use of Estimates:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


NOTE B - LONG-TERM DEBT

Long-term debt at December 31, 1995 and 1994 consisted of the following:
                                                            December 31,

                                                       1995          1994

Revolving long-term line of credit facility
payable to banks,
three years interest only through September 1998,
payable quarterly, rate based upon prime, LIBOR
or Fed funds rate, at the Company's discretion,
principal to be paid in full by September 2003,
$275.0 million remains undrawn, secured by 100%
of the Common Stock of the Company's wholly
owned subsidiaries (1)                            $325,000,000   $227,200,000

Note payable to third party, interest and
principal due October 1996, 6% interest,
guaranteed by a subsidiary                           2,518,858      5,188,847

Notes payable to third parties, interest
paid quarterly, principal due 1999
5.25% interest rate, unsecured                       2,700,000      2,700,000

Other long-term debt                                 7,351,168      7,699,874

                                                  ------------   ------------
                                                   337,570,026    242,788,721
Less: current portion                                3,406,297      4,584,335
                                                  ------------   ------------
Total long-term debt                              $334,163,729   $238,204,386
                                                  ============   ============


(1) Principal repayment on the credit facility begins the last business day of December 1998 and continues quarterly through the last business day of September 2003, when the commitment must be paid in full. Of the $275.0 million undrawn, $3.0 million is unavailable due to the note payable to third party (including interest) described above and $19.0 million is unavailable due to several guarantees and letters of credit, as described in
Note I. This leaves $253.0 million available at December 31, 1995 for future borrowings under the credit facility.

The Company's current line of credit agreement with banks contains certain covenants which substantially restrict, among other matters, the payment of cash dividends.
Future maturities of long-term debt at December
31, 1995 are as follows:

     1996               $  3,406,297
     1997                  1,207,111
     1998                  9,602,280
     1999                 42,641,838
     2000                 57,275,000
     2001 and thereafter 223,437,500
                        ------------
                        $337,570,026
                        ============

Interest paid in 1995, 1994 and 1993 amounted to $20,984,673, $7,183,279 and $5,593,325, respectively.

The Company leases office space and certain broadcasting facilities and equipment under long-term operating leases. Some of the lease agreements contain renewal options and annual rental escalation clauses (generally tied to the consumer price index or a maximum of 5%), as well as provisions for the payment of utilities and maintenance by the Company. As of December 31, 1995, the Company's future minimum rental commitments, under noncancelable lease agreements with terms in excess of one year, consist of the following:


     1996                 $ 2,849,252
     1997                   2,408,095
     1998                   2,098,871
     1999                   1,620,034
     2000                   1,103,663
     2001 and thereafter    5,312,252
                         ------------
                         $ 15,392,167
                         ============

Rent expense charged to operations for 1995, 1994 and 1993 was $4,510,413, $3,272,870 and
$2,344,385, respectively.
The Company's film rights commitments and related film assets are recorded on the earliest date the rights are available for telecast. At December 31, 1995, the future payments on these film rights liabilities are as follows:

     1996                     $13,109,024
     1997                       9,174,074
     1998                       5,670,702
     1999                       2,112,874
     2000                         185,096
     2001 and thereafter            1,066
                              -----------
                              $30,252,836
                              ===========

Commitments for additional film license agreements in the amount of $7,515,749 have been executed.
However, they are not included in the amounts above because the programs were not available for telecast as of December 31, 1995. In addition, commitments for sports rights have been executed in the amount of $2,842,000 for future radio and television broadcast of sporting events.

In October 1995, the Board of Directors authorized a two-for-one stock split distributed on November
30, 1995 to stockholders of record on November 15, 1995.
In February 1994 and 1993, the Board of Directors authorized five-for-four stock splits in the form of 25 percent stock dividends distributed on February 22, 1994 and February 19, 1993, respectively, to stockholders of record on February 15, 1994 and February 12, 1993, respectively.
A total of 17,290,188; 6,860,300 and 4,794,354
shares, respectively, were issued in connection with the 1995, 1994 and 1993 stock splits.
Fractional shares were paid in cash based on the closing price on the record date. All share, per share, stock price and stock option amounts shown in the financial statements (except the balance sheet and statement of changes in shareholders' equity) and related footnotes have been restated to reflect the stock splits.

NOTE D - STOCK SPLITS AND DIVIDENDS

In October 1995, the Board of Directors authorized a two-for-one stock split distributed on November
30, 1995 to stockholders of record on November 15, 1995.
In February 1994 and 1993, the Board of Directors authorized five-for-four stock splits in the form of 25 percent stock dividends distributed on February 22, 1994 and February 19, 1993, respectively, to stockholders of record on February 15, 1994 and February 12, 1993, respectively.
A total of 17,290,188; 6,860,300 and 4,794,354
shares, respectively, were issued in connection with the 1995, 1994 and 1993 stock splits.
Fractional shares were paid in cash based on the closing price on the record date. All share, per share, stock price and stock option amounts shown in the financial statements (except the balance sheet and statement of changes in shareholders' equity) and related footnotes have been restated to reflect the stock splits.

NOTE E - BUSINESS ACQUISITIONS AND DISPOSITIONS

During 1995, 1994 and 1993, the Company acquired substantially all the broadcasting assets of the following radio stations, television stations and news and agricultural networks, which were all principally funded by borrowings under the credit facility.

Acquisition Date         Network or Station     Location       Purchase Price
                         1995 Acquisitions
January 1, 1995                KMJQ-FM          Houston, TX       $36,025,000
January 1, 1995          KPRC-AM/KSEV-AM (3)    Houston, TX        26,800,000
October 17, 1995        Voice of Southwest
                            Agriculture        San Angelo, TX       2,191,252
October 31, 1995               WHP-TV          Harrisburg, PA      30,044,634
October 31, 1995             WLYH-TV (1)       Harrisburg, PA       9,000,000

                        1994 Acquisitions

January 14, 1994             KEBC-FM         Oklahoma City, OK      7,500,000
February 28, 1994       KLRT-TV/KASN-TV (1)    Little Rock, AR     18,280,000
March 9, 1994                WAXY-FM                Miami/
                          (now WBGG-FM)      Ft. Lauderdale, FL    14,000,000
August 15, 1994              KBXX-FM             Houston, TX       21,000,000
October 12, 1994            Metroplex               Miami/
                          Communications,     Ft. Lauderdale,
                              Inc. (2)           Tampa, FL;
                                               Cleveland, OH       48,394,000
November 1, 1994             WENZ-FM (1)       Cleveland, OH        6,000,000
December 1, 1994             WXXA-TV            Albany, NY         25,500,000

                       1993 Acquisitions

February 1, 1993             KQXT-FM          San Antonio, TX       8,200,000
March 9, 1993                KHFI-FM             Austin, TX         3,500,000
March 25, 1993              WYLD-AM/FM        New Orleans, LA       7,731,000
July 1, 1993            KSJL-AM (now KTKR-AM)  San Antonio, TX      1,000,000
August 19, 1993             WLMT-TV (1)          Memphis, TN        7,600,000
September 15, 1993          WRXL-FM, WRNL-AM
                            (now WRVH-AM)        Richmond, VA       9,500,000
                        Virginia News Network
October 13, 1993               KITN-TV
                           (now WFTC-TV)       Minneapolis, MN     35,076,000
November 3, 1993             KTFO-TV (1)           Tulsa, OK        2,700,000

(1) The Company operates these stations under time sales or time brokerage agreements and does not own the FCC licenses.
(2) The Company issued 135,950 shares of Common
Stock and released 100,000 shares of treasury stock in conjunction with this purchase.
(3) The Company acquired an 80% interest in these two stations.

 The following is a summary of the assets acquired and the consideration given for the above stated acquisitions:

                                      1995           1994           1993

Property, plant and
  equipment                    $ 15,012,828     $  26,385,571   $  26,392,219
Accounts receivable               3,095,279         5,334,476       2,466,089
Licenses, goodwill and
  other assets                   93,716,385       113,444,182      56,497,812
                               ------------     -------------   -------------
Total assets acquired           111,824,492       145,164,229      85,356,120
Less:
Seller financing                 (1,400,000)
Liabilities assumed              (5,288,606)      (13,836,860)    (17,124,845)
Common Stock issued                       -        (3,900,000)              -
                               ------------     -------------   -------------
Cash paid on acquisitions     $ 105,135,886     $  127,427,369  $  68,231,275
                              =============     ==============  =============

The results of operations for 1995, 1994, and 1993 include the operations of each station, for which the Company purchased the license, from the respective date of acquisition except for WRXL-FM and WRNL-AM (now WRVH-AM), where the results of operations were included since April 1, 1993 via a time brokerage agreement. Assuming each of the acquisitions had occurred at January 1, 1993, unaudited pro forma consolidated results of operations would have been as follows:

                                         Pro Forma (Unaudited)
                                        Year Ended December 31,
                                in thousands (except per share amounts)

                                  1995            1994           1993

Net broadcasting revenue     $  252,884       $  228,923     $  192,358
Net income                   $   34,719       $   15,084     $   15,172
Net income per share         $      .99       $      .44     $      .49

The pro forma information above is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had each of the stations been acquired at the beginning of 1993, nor is it indicative of future results of operations.
In January 1995, the Company sold KYOK-AM and KHYS-
FM in Houston, TX and KALO-AM in Beaumont/Port
Arthur, TX for $2,475,000, $5,000,000 and
$450,000, respectively, to a third party, of which $350,000 was in cash and the remainder in notes receivable. Of the resulting gain, approximately
$324,000 is included in other income, and the remaining $5,014,000 is deferred. The net assets and operations of these stations were not significant.
During 1994, the Company sold substantially all the broadcasting assets of four radio stations.
KEYN-FM and KQAM-AM in Wichita, KS were sold for $2,000,000 to a third party, while KORA-FM and KTAM-AM, in Bryan/College Station, TX, were sold to a former employee for $25,000 in cash and $2,200,000 in notes receivable. These transactions resulted in a net gain of approximately $700,000 which is included in other income. Net assets and operations of these four radio stations were not significant.

NOTE F - INCOME TAXES
Significant components of the provision for income
taxes are as follows:
                                1995           1994           1993

Current - federal        $  16,084,974     $ 12,068,573     $  5,519,762
Deferred                     2,953,612          188,059           68,001
State                        1,691,824        2,130,470          984,671
                         -------------     ------------     ------------
   Total                 $  20,730,410     $ 14,387,102     $  6,572,434
                         =============     ============     ============

Significant components of the Company's deferred tax liabilities and assets as of December 31, 1995 and 1994 are as follows:

                                          1995               1994

Deferred tax liabilities:
Tax over book depreciation         $    6,658,528     $    6,887,492
Film amortization                         778,366            747,854
Basis reduction of acquired assets        558,000                  -
Other                                     326,600            362,495
                                   --------------     --------------
Total deferred tax liabilities          8,321,494          7,997,841

Deferred tax assets:
Gain on sale of assets                    360,895            342,008
Book over tax amortization              2,270,963          2,726,763
Deferred income                           136,801            197,603
NOL carryforwards                               -          1,933,980
Other                                           -            198,264

Total deferred tax assets               2,768,659          5,398,618

Net deferred tax liabilities       $    5,552,835     $    2,599,223

The reconciliation of income tax computed at the
U.S. federal statutory tax rates to income tax
expense is:
                       1995               1994               1993
                -----------------   -----------------  -----------------
                Amount    Percent   Amount    Percent  Amount    Percent

Income tax
 expense
 at statutory
 rates       $18,460,409   35%    $12,738,809   35%   $5,493,477   35%
State income
taxes, net
of federal
tax benefit    1,099,686    2%      1,384,806    4%      640,036    4%
Amortization
of goodwill    1,543,250    3%        461,261    1%      318,395    2%
Other, net      (372,935)            (197,774)           120,526    1%
            ------------   ---    -----------   ---   -----------  ---
            $ 20,730,410   40%    $14,387,102   40%    $6,572,434  42%
            ============   ===    ===========   ===   ===========  ===

Income taxes paid in 1995, 1994 and 1993 amounted to $18,132,416, $13,107,514 and $3,900,337, respectively. Federal income tax refunds received in 1993 amounted to $1,639,245.
The Company acquired certain net operating loss carryforwards in conjunction with its purchase of KLRT/KASN-TV and Metroplex Communications, Inc. At
December 31, 1995, the Company had no remaining net operating loss carryforwards.

NOTE G - STOCK OPTIONS

At December 31, 1995, the Company had options outstanding to purchase 764,102 shares and had reserved an additional 1,190,187 shares of the Company's Common Stock for future options. All option plans contain anti-dilutive provisions that require the adjustment of the number of shares of the Company's Common Stock represented by each option for any stock splits or stock dividends.
This does not apply to the 1991 Non-Qualified
Stock Option Plan of the Company's wholly owned subsidiary, Clear Channel Television, Inc. (CCTV), which authorizes the granting of options on shares of CCTV Common Stock. A summary of the Company's various option plans is as follows:

1984 STOCK OPTION PLAN

The Company's 1984 Stock Option Plan (1984 Plan) expired on December 31, 1993. Options previously granted will continue to be outstanding. The options on shares of the Company's Common Stock under the plan were granted to officers and key employees at no less than 100% of the fair market value of the underlying stock on the date of the grant. Options under the 1984 Plan are valid for a term not exceeding five years, and they are forfeited in the event the employee terminates his or her employment with the Company. As of January
1, 1995, options on 421,442 shares were
outstanding under the 1984 Plan (including the increase of 210,721 shares for the retroactive treatment of the 1995 stock split).
During 1995, no new options were granted. Options on 131,877 shares were exercised at prices ranging from $1.99 to $5.32 and options on 12,018 shares were forfeited.
As of December 31, 1995, options on 277,547 shares were outstanding with exercise prices ranging from $2.88 to $12.75, vesting dates ranging from February 6, 1994 to August 16, 1996 and expiration dates ranging from February 6, 1996 to August 16,
1998.

1994 STOCK OPTION PLAN

Effective February 2, 1994, the Company adopted the 1994 Incentive Stock Option Plan (1994 Plan) under which options to acquire up to 750,000 shares of Common Stock may be granted. Options under this plan are granted to officers and key employees at no less than 100% of the fair market value of the underlying stock on the date of the grant, for a term not exceeding five years and are forfeited in the event the employee terminates his or her employment with the Company.
As of January 1, 1995, options on 61,570 shares were outstanding under the 1994 Plan (including the increase of 30,785 shares for the retroactive treatment of the 1995 stock split).
During 1995, options on 11,112 shares were granted under the 1994 Plan, and options on 11,894 shares were forfeited. No options were exercised, as the earliest vesting date under this plan is February
2, 1997.
As of December 31, 1995, there were options on 689,212 shares available for grant and options on 60,788 shares outstanding with exercise prices ranging from $16.15 to $25.56, vesting dates ranging from February 2, 1997 to February 8, 1998 and expiration dates ranging from February 8, 2002 to February 8, 2000.

1994 NON-QUALIFIED STOCK OPTION PLAN

Effective February 2, 1994, the Company adopted the 1994 Non- Qualified Stock Option Plan (1994
N.Q. Plan) under which options to acquire up to 750,000 shares of Common Stock may be granted. The options under this plan are granted to officers, directors and employees of the Company and its affiliates at exercise prices determined by the Compensation Committee on the date of the grant. Options granted under the 1994 N.Q. Plan are granted for a term not exceeding ten years and are forfeited in the event the employee (director) terminates his or her employment (relationship) with the Company or its affiliates.
As of January 1, 1995, options on 175,000 shares were outstanding under the 1994 N.Q. Plan
(including the increase of 87,500 shares for the retroactive treatment of the 1995 stock split).
These options on 175,000 shares include options granted to an officer/director of the Company and the directors of the Company to purchase 125,000 and 50,000 shares, respectively, of the Company's
Common Stock at an exercise price of $16.15, which was equal to the fair market value of the stock at the date of grant. The options granted to the officer/director are exercisable immediately, while the options granted to the directors vest
20% per year. All options granted in 1994 to the officer/director and to the directors expire on February 2, 2004.
During 1995, no options were exercised, and options on 6,000 shares were forfeited. Also during 1995, options on 80,025 shares of the Company's Common Stock were granted to employees of the Company and its affiliates at the fair market value of the stock at the respective dates of grant.
As of December 31, 1995, there were options on 500,975 shares available for grant and options on 249,025 shares outstanding with exercise prices ranging from $16.15 to $41.38, vesting dates ranging from February 2, 1994 to November 30, 2000 and expiration dates ranging from February 2, 1996 to February 2, 2004.

OTHER STOCK OPTIONS GRANTED

During 1993, the Company issued an option to an officer/director of the Company to purchase
114,242 shares of the Company's Common Stock at an exercise price of $8.45, which was equal to the fair market value of the stock at the date of grant.
In February 1993, the Company granted options to the directors to purchase a total of 62,500 shares of the Company's Common Stock at an exercise price of $8.32. These options vest 20% per year and do not expire.
In February 1991, CCTV, a wholly owned subsidiary of the Company, adopted the 1991 Non-Qualified
Stock Option Plan which authorized the granting of options to purchase 50,000 shares of CCTV Common
Stock. In February 1993, CCTV elected to discontinue the granting of options under this plan. At December 31, 1995, there were 9,500 options outstanding under this plan, with an exercise date of January 1, 1999.
In addition, in January 1994, an officer of CCTV exercised his option to purchase 100,000 shares of CCTV's Common Stock at $1.00 per share. In July
1994, the Board of Directors authorized the Company to purchase the 100,000 CCTV shares from said officer. As consideration, the Company paid
$4,000,000 in cash and issued 238,096 shares
(adjusted for the Company's 1995 two-for-one stock split) of the Company's Common Stock out of Treasury. The Company recorded this transaction as an acquisition (and elimination) of the minority interest in CCTV, with the resulting excess cost allocated to goodwill.

NOTE H - EMPLOYEE BENEFIT PLANS

Effective March 1, 1987, the Company adopted the
Clear Channel Communications, Inc. 401(K) Savings
Plan for the purpose of providing retirement benefits for substantially all employees.
Contributions to the Plan are made both by the employees and the Company. The Company matches 35% of the first 5% of an employee's deferred compensation to a maximum of $9,240 in 1995.
Company matched contributions vest to the employees based upon their years of service to the Company. Contributions to this Plan of $461,038,
$398,369 and $292,814 were charged to expense for 1995, 1994 and 1993, respectively.
 The Company does not offer or provide post-retirement health care benefits to any of its employees.

NOTE I - INVESTMENTS

On May 24, 1995, the Company purchased 21.4% of the outstanding common stock of Heftel
Broadcasting Corporation (Heftel) a Spanish-language radio broadcaster in the United States.
On May 11, 1995, the Company purchased a 50% interest in ARN, an Australian company which owns and operates radio stations, a narrowcast radio broadcast service and a radio representation company in Australia.
These investments are not consolidated, but are accounted for under the equity method of accounting, whereby the Company records its investments in these entities in the balance sheet as "Equity investments in, and advances to, nonconsolidated affiliates." The Company's interest in the operations of Heftel and ARN are recorded in the income statement as "Equity in net income of, and other income from, nonconsolidated affiliates."
The Company's $285,451 equity in net income of Heftel recorded for the period May 24 to December
31, 1995 is calculated as 21.4% of the net income reported by Heftel for the two quarters ended June
30, 1995 and September 30, 1995, with a pro rata allocation applied to the quarter ended June 30, 1995 based on the number of days during that quarter that the Company held its investment.
The Company's $2,911,765 equity in the net income of, and other income from, ARN for the period May
11 to December 31, 1995 is determined by reconciling ARN's net income for that period under Australian accounting principles (Australian GAAP) to net income under accounting principles generally accepted in the United States (U.S.
GAAP), plus the interest income and management fees totaling $1,252,851 and $148,100, respectively, paid by ARN to the Company.
The following table presents a rollforward of the Company's investments in ARN and Heftel.

                               ARN              Heftel             Total

At acquisition date        $74,838,980        $20,498,612       $95,337,592
Dividends and other
  returns of investment
  received                 (17,086,795)                 -       (17,086,795)
Equity in net income of,
  and other income from,
  nonconsolidated affiliate  2,911,765            285,451         3,197,216
Amortization of excess
  cost, included in equity
  in net income                      -           (270,025)         (270,025)
Currency translation
  adjustments                  102,292                  -           102,292
Foreign currency
  transaction gains            101,319                  -           101,319
Unrealized gains on
  marketable securities        529,744                  -           529,744
                           -----------        -----------      ------------
End of year                $61,397,305        $20,514,038      $ 81,911,343
                           ===========        ===========      ============

The following table presents selected financial information for ARN for the period from May 11 to December 31, 1995 - the period during which the Company held its investment in ARN. For convenience purposes only, data for ARN have been translated from Australian dollars to U.S. dollars at the December 31, 1995 exchange rate.

ARN in Australian GAAP

Balance sheet information
at December 31, 1995:
Current assets                  $  22,600,044
Noncurrent assets                 134,875,697
Current liabilities                27,726,534
Noncurrent liabilities             44,246,707
Shareholders' equity               85,502,500

Income statement information for period
investment held in 1995:
Net broadcasting revenues          45,938,169
Station operating expenses         32,240,125
Net income                         14,288,682

The Company's equity in net income of ARN, which is based on U.S. GAAP, is not directly comparable to net income reported by ARN, which is based on Australian GAAP. The most significant differences in accounting treatment between U.S. and Australian GAAP all decrease net income under U.S.
GAAP. Such differences include radio license amortization in the amount of $3,024,171, reversal of profit on sale of stations within one year of acquisition in the amount of $6,347,773 and the reversal of certain restructuring reserves capitalized under Australian GAAP in the amount of $1,915,250.
During February 1994, the Company exercised its option to acquire the remaining 51% of the Common
Stock of its 49% owned unconsolidated subsidiary
Clear Channel Television of Little Rock, Inc.
(CCTLR) for a nominal amount of $510 from an officer and director. CCTLR owned and operated
KLRT-TV and KASN-TV in Little Rock, AR. Total assets of this subsidiary amounted to $17,146,000;
current and long-term debt amounted to
$21,833,000; and the deficiency in assets was $5,240,000. Also, during February 1994, the
Company loaned CCTLR $18,900,000 in order that CCTLR could settle its obligation with its principal creditor. Upon consummation of these transactions, the Company began consolidating
CCTLR on March 1, 1994.
In addition, during 1995, 1994 and 1993, the Company provided approximately $10,000,000,
$2,200,000 and $2,600,000, respectively, in
financing to third parties, which was used to effect the acquisition of radio and television broadcasting operations. The financing provided in 1995 was in the form of a $9,500,000 guarantee of debt and a $500,000 cash advance secured by an option to purchase the broadcasting assets of a certain television station at a nominal amount.
The financing provided in 1994 and 1993 was in the form of a loan to former employees secured by the broadcasting assets of certain radio stations. The
Company has no voting or equity interest in the third parties. The Company is accounting for these transactions in a manner similar to the equity method, the effect of which was not significant for the years ended December 31, 1995, 1994 or 1993. The total amount of $4,697,000 due to the Company at December 31, 1995 under these arrangements is included in other assets.

NOTE J - CONTINGENCIES

From time to time, claims are made and lawsuits are filed against the Company, arising out of the ordinary business of the Company. In the opinion of the Company's management, liabilities, if any, arising from these actions are either covered by insurance or adequate reserves, or would not have a material adverse effect on the financial condition of the Company.

NOTE K - SUBSEQUENT EVENTS

During the first quarter of 1996, the Company acquired the broadcasting assets of radio stations
WOOD-AM/FM and WBCT-FM in Grand Rapids, Michigan.
As consideration, the Company paid approximately
$42,000,000. Financing was provided by the credit facility and cash flow from operations.

NOTE L - SEGMENT DATA

The Company consists of two principal business segments - radio broadcasting and television broadcasting. At December 31, 1995, the radio segment included 36 stations for which the Company is the licensee and seven stations operated under lease management or time brokerage agreements.
These 43 stations operate in 12 different markets.
The radio segment also operates five networks.
At December 31, 1995, the television segment included ten television stations for which the Company is the licensee and six stations which are operated under lease management or time brokerage agreements. These 16 stations operate in ten different markets. Substantially all revenues represent income from unaffiliated companies.

                                1995           1994             1993

RADIO

Net broadcasting revenue  $ 141,737,053   $  94,097,668    $  71,605,141
Station operating expenses   85,023,929      62,383,246       52,254,074
Depreciation                  6,973,801       5,664,700        4,605,256
Amortization of intangibles  13,007,026       6,659,726        4,508,583

Station operating income     36,732,297      19,389,996       10,237,228

Total identifiable assets   340,684,912     244,296,718      114,684,055

Capital expenditures          5,242,553       1,888,787        1,616,617

TELEVISION

Net broadcasting revenue    102,076,064      79,011,706       46,577,498
Station operating expenses   46,234,281      38,053,612       23,735,957
Depreciation                  8,406,025       6,974,404        4,611,726
Amortization of intangibles   5,382,030       5,369,710        3,721,697

Station operating income     42,053,728      28,613,980       14,508,118

Total identifiable assets   222,325,892     167,297,307      112,892,486

Capital expenditures          9,867,343       3,858,379        1,075,126

CONSOLIDATED

Net broadcasting revenue    243,813,117     173,109,374      118,182,639
Station operating expenses  131,258,210     100,436,858       75,990,031
Depreciation                 15,379,826      12,639,104        9,216,982
Amortization of intangibles  18,389,056      12,029,436        8,230,280

Station operating income     78,786,025      48,003,976       24,745,346

Total identifiable assets   563,010,804     411,594,025      227,576,541

Capital expenditures         15,109,896       5,747,166        2,691,743

See Note I for discussion of nonconsolidated equity investees

NOTE M - QUARTERLY RESULTS OF OPERATIONS (Unaudited)


                                March 31,                   June 30,                 September 30,              December 31,

                            1995         1994          1995           1994         1995          1994        1995         1994

Gross broadcasting
  revenue             $ 58,646,216   $ 38,871,413  $ 72,342,267  $ 48,110,302  $ 68,130,871 $ 47,573,068  $ 84,237,698 $ 66,140,125
Net broadcasting
  revenue             $ 50,476,379   $ 33,917,189  $ 62,047,364  $ 41,444,716  $ 58,661,201 $ 41,009,946  $ 72,628,173 $ 56,737,523
Station operating
  expenses              31,800,664     22,020,153    32,471,374    23,690,102    30,727,392   23,767,486    36,258,780   30,959,117
Depreciation and
  amortization           8,399,455      5,479,616     8,165,573     5,785,149     8,018,075    6,189,146     9,185,779    7,214,629

Station operating
  income                10,276,260      6,417,420    21,410,417    11,969,465    19,915,734   11,053,314    27,183,614   18,563,777
Corporate expenses       1,530,324      1,231,337     1,585,898     1,061,724     1,608,243    1,092,338     2,689,992    1,714,435

Operating income         8,745,936      5,186,083    19,824,519    10,907,741    18,307,491    9,960,976    24,493,622   16,849,342

Interest expense        (4,447,973)    (1,203,843)   (5,214,279)   (1,712,075)   (5,559,145)  (1,845,578)   (5,530,057)  (2,907,504)
Equity in net income of,
and other income from,
nonconsolidated affiliates       -              -       478,186             -     1,337,233            -     1,111,772            -
Other income (expense)     258,580       (455,943)     (241,341)      697,066       (98,095)     650,064      (722,424)     270,269

Income before income
  taxes                  4,556,543      3,526,297    14,847,085     9,892,732   13,987,484    8,765,462    19,352,913   14,212,107
Income taxes             1,877,377      1,479,348     5,709,243     3,821,243    5,874,076    3,342,051     7,269,714    5,744,460

Net income              $2,679,166     $2,046,949    $9,137,842    $6,071,489  $ 8,113,408  $ 5,423,411   $12,083,199  $ 8,467,647


Net income per common
  share (1)             $      .08     $      .06    $      .26    $      .18  $       .23  $       .16  $        .34  $       .24


Weighted average common
  and common share
  equivalents
  outstanding(1)        35,039,024     34,409,378    35,055,968    34,425,888   35,102,458   34,676,440    35,126,109   34,983,926

Stock price: (1)
High                   $   30.2500    $   20.1875    $  34.7500    $  19.5625  $   40.8750   $ 26.0000    $   44.1250   $  25.8750
Low                        25.0625        15.8500       26.8750       16.1875      30.8125     18.0625        36.2500      20.6250

(1) Adjusted for two-for-one stock split declared by Board of Directors in October 1995.


The Company's Common Stock was traded on the American Stock Exchange until November 4, 1994 under the symbol CCU. Subsequent thereto, the stock is traded on the New York Stock Exchange under the symbol CCU.

Selected Financial Data


Statement of Operations Data:

                                    At or For the Year Ended December 31,
                                  1995(5)      1994(4)      1993(3)      1992(2)      1991
                                         (In thousands, except per share amounts)
Gross broadcasting revenue      $283,357      $200,695     $135,680     $ 94,472    $ 74,142
                                ========      ========     ========     ========    ========
Net broadcasting revenue        $243,813      $173,109     $118,183     $ 82,205    $ 64,384

Station operating expenses       131,258       100,437       75,990       53,532      44,981
Depreciation and amortization     33,770        24,668       17,447       12,253       7,641
                                --------      --------     --------     --------    --------
Station operating income          78,785        48,004       24,746       16,420      11,762

Corporate expenses                 7,414         5,100        3,464        2,890       2,403
                                --------      --------     --------     --------    --------
Operating income                  71,371        42,904       21,282       13,530       9,359

Interest expense                 (20,751)       (7,669)      (5,390)      (4,739)     (5,371)
Other income (expense)              (803)        1,161         (196)      (1,217)     (1,483)
Equity in net income of,
 and other income from,
 nonconsolidated affiliates        2,927             -            -            -           -
                                --------      --------     --------    ---------    --------
Income before income taxes        52,744        36,396       15,696        7,574       2,505
Income taxes                      20,730        14,387        6,573        3,281       1,379
                               ---------      --------     --------    ---------    --------
Net income                     $  32,014      $ 22,009     $  9,123     $  4,293    $  1,126
                               =========      ========     ========    =========    ========


Net income per
 common share (1)              $     .91      $    .63     $    .29     $    .14    $    .04
                               =========      ========     ========     ========    ========

Weighted average common
 and common share
 equivalents outstanding(1)       35,100        34,663       31,101       29,660      25,976
                               =========      ========     ========     ========    ========

Cash dividends per share (1)           -             -            -            -           -
                               =========      ========     ========     ========    ========
Balance Sheet Data:

Current assets                 $  70,485     $  53,945    $  38,191     $ 24,844    $ 20,521
Property, plant and
 equipment - net                  99,885        85,318       67,750       48,017      27,169
Long-term debt, net of
 current maturities              334,164       238,204       87,815       97,000      48,110
Current liabilities               36,005        27,679       26,125       10,073       9,960
Total assets                     563,011       411,594      227,577      146,993      92,450
Shareholders' equity             163,713       130,533       98,343       31,055      24,787

(1) All per share amounts have been adjusted to reflect stock splits issued on the following dates and in the following ratios:
     Date of Split  Ratio of Split
     November 1995  two-for-one
     February 1994  five-for-four
     February 1993  five-for-four
     February 1992  five-for-four

(2) Includes eleven months' results of operations of the Kentucky News Network, nine months' results of operations of WPTY-TV, eight months' results of operations of WKCI-FM and WAVZ-AM and six months' results of operations of KEYN-FM, KQAM-AM, WRVA-
AM, WRVQ-FM and WRBQ-AM/FM - all acquired in 1992.

(3) Includes eleven months' results of operations of KQXT-FM, ten months' results of operations of KHFI-FM, nine months' results of operations of WYLD-AM/FM, WRXL-FM, WRNL-AM (now WRVH-AM) and the
Virginia News Network, six months' results of operations of KSJL-AM (now KTKR-AM), four and one half months' results of operations of WLMT-TV, three months' results of operations of KITN-TV
(now WFTC-TV) and two months' results of operations of KTFO-TV - all acquired in 1993.

(4) Includes twelve months' results of operations of KEBC-FM, ten months' results of operations of WAXY-FM (now WBGG-FM) and KLRT-TV and KASN-TV, four and one half months' results of operations of KBXX-FM, two and one half months' results of operations of Metroplex Communications, Inc., two months' results of operations of WENZ-FM and one months' results of operations of WXXA-TV - all acquired in 1994.

(5) Includes twelve months' results of operations of KMJQ-FM, KPRC-AM, and KSEV-AM, two and one half months' results of operations of VSA and two months' results of operations of WHP-TV and WLYH-
TV - all acquired in 1995.


Corporate Officers

Lowry Mays
President / Chief Executive Officer

Mark P. Mays
Senior Vice President / Operations

Herbert W. Hill, Jr.
Vice President / Controller

Randall Mays
Vice President / Treasurer

Kenneth E. Wyker
Vice President / Legal Affairs

Board of Directors

Lowry Mays
President / Chief Executive Officer

Alan D. Feld
Partner:  Akin, Gump, Strauss, Hauer and Feld

Red McCombs
Private Investor

Theodore H. Strauss*
Senior Managing Director: Bear, Stearns & Co., Inc.

John H. Williams*
Senior Vice President: Everen Securities, Inc.

*member of the audit committee

Radio

James D. Smith
Regional Vice President
Oklahoma

Miles Chandler
Vice President
Oklahoma City

Robert T. Cohen
Vice President
San Antonio

Linda Forem
Vice President
Richmond

Carl Hamilton
Vice President
Houston

Ernest Jackson
Vice President
Houston

Earnest James
Vice President
New Orleans

Betty Kocurek
Vice President
San Antonio

Kevin Malone
Vice President
Tampa

David Manning
Vice President
Tampa

Carl McNeill
Vice President
Richmond

Dan Patrick
Vice President
Houston

David Ross
Vice President
Miami

Robert R. Scherer
Vice President
Louisville

Walt Tiburski
Vice President
Cleveland

Stan Webb
Vice President
Austin

Tim West
Vice President
Oklahoma City

Faith Zila
Vice President
New Haven

Television

W. Ripperton Riordan
Executive Vice President /
Chief Operating Officer
Minneapolis

David Bird
Vice President
Minneapolis

Hal Capron
Vice President
Tulsa

Andy Comegys
Vice President
Mobile/Pensacola

David D'Antuono
Vice President
Albany

John Feeser
Vice President
Harrisburg

Jack Jacobson
General Manager
Tucson

Josh McGraw
Vice President
Jacksonville

Jack Peck
Vice President
Memphis

Steve Spendlove
Vice President
Wichita

Jerry Whitener
Vice President
Little Rock

Australia

Nigel Milan
Chief Executive Officer
Sydney

Rhys Holleran
General Manager
Melbourne

Graham Miles
General Manager
Sydney

Rob Molhoek
General Manager
Albury/Wodonga

John Hamilton
Chief Financial Officer
Sydney

Stephen Pead
General Manager
Canberra

Peter Verhoeven
General Manager
Brisbane

John Williams
General Manager
Sydney

Transfer Agent and Registrar

Bank of New York
101 Barclay Street
22 Floor West
New York, NY 10286

Independent Auditors

Ernst & Young, LLP
San Antonio, Texas

A copy of the Company's  Annual Report on Form 10-
K filed with the Securities and Exchange
Commission may be obtained without charge upon written request to:

Herbert W. Hill, Jr.
Vice President
Clear Channel Communications, Inc.
P.O. Box 659512
San Antonio, Texas
78265-9512

Annual Meeting of Shareholders

The annual meeting of shareholders will be held at 200 Concord Plaza on the 5th Floor in the
Conference Room, San Antonio, Texas,
on Thursday,  April 25, 1996, at 11 a.m.

Clear Channel Communications, Inc.
Mailing Address
P.O. Box 659512
San Antonio, Texas
78265-9512

Corporate Address
200 Concord Plaza
Suite 600
San Antonio, Texas
78216-6940
210.822.2828
[facsimile 210.822.2299]


EXHIBIT 22 - Subsidiaries of Registrant, Clear Channel Communications, Inc.

                 Name                             State of Incorporation

Clear Channel Communications of Memphis, Inc.            Texas
Clear Channel Television, Inc.                           Nevada
Clear Channel Radio, Inc.                                Nevada
Clear Channel Television Licenses, Inc.                  Nevada
Clear Channel Radio Licenses, Inc.                       Nevada
Clear Channel Management, Inc.                           Delaware
Snowden Broadcasting of New Orleans, L.C.                Texas
Texas Clear Channel Metroplex, Inc.                      Nevada
Clear Channel Metroplex Licenses, Inc.                   Nevada
Clear Channel Holdings, Inc.                             Nevada
Clear Channel Productions, Inc.                          Nevada
CCC-Houston A M LTD                                      Texas
CCR Houston-Nevada, Inc.                                 Nevada
Clear Channel Real Estate                                Nevada

EXHIBIT 24.1 - CONSENT OF INDEPENDENT AUDITORS -
ERNST  & YOUNG LLP

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Clear Channel Communications, Inc. of our report dated February 16, 1996, included in the 1995 Annual Report to Shareholders of Clear Channel Communications, Inc.

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

We also consent to the incorporation by reference in the Registration Statements (Forms S-8) pertaining to the 1984 Incentive Stock Option Plan of Clear Channel Communications, Inc. (No. 33-14193); the Clear Channel Communications, Inc. Nonqualified Stock Option Plan (No. 33-59772); and the
Clear Channel Communications, Inc. 1994 Incentive Stock
Option Plan, Clear Channel Communications, Inc. 1994 Nonqualified Stock Option Plan, Clear Channel Communications, Inc. Directors' Nonqualified Stock Option Plan, and Option Agreement for Officer (No. 33-64463) of our report dated February 16, 1996, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedules included in this Annual Report (Form 10-K) for the year ended December 31, 1995.


                         ERNST & YOUNG LLP

San Antonio, Texas
March 25, 1996

EXHIBIT 24.2 - CONSENT OF INDEPENDENT AUDITORS -
KPMG

We consent to the incorporation by reference in the Registration Statements (Forms S-8) pertaining to the 1984 Incentive Stock
Option Plan of Clear Channel Communications, Inc. (No. 33-14193);
the Clear Channel Communications, Inc. Nonqualified Stock Option
Plan (No. 33-59772); and the Clear channel Communications, Inc.
1994 Incentive Stock Option Plan, Clear Channel Communications,
Inc. Directors' Nonqualified Stock Option Plan, and Option
Agreement for Officer (No. 33-64463) of our report dated 12 February, 1996, with respect to the consolidated financial statements incorporated herein by reference, and our report included herein with respect to the financial information of Australian Radio Network Pty Ltd included in this Annual Report (Form 10-K) for the year ended December 31, 1995.


                       KPMG

Sydney, Australia
March 27, 1996

EXHIBIT 99.1 -- REPORT OF INDEPENDENT AUDITORS - KPMG

The Board of Directors of Australian Radio Network Pty Limited

We have audited the consolidated balance sheet of the Australian
Radio Network Pty Limited and its controlled entities ("Australian
Radio Network") as at December 31, 1995, and the related consolidated profit and loss account and statement of cash flows for the year ended December 31, 1995, all expressed in Australian dollars. These consolidated financial statements are the responsibility of the Australian Radio Network's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the Australian auditing standards that are substantially equivalent to United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Australian Radio Network as a t December 31, 1995, and the results of their operations and their cash flows for the year ended December 31, 1995 in conformity with accounting principles generally accepted in Australia.

Generally accepted accounting principles in Australia vary in certain significant respects from generally accepted accounting principles in the United States. Application of generally accepted accounting principles in the United States would have affected results of operations for the period May 11, 1995 to December 31, 1995, and shareholders' equity as of December 31, 1995, to the extent summarised in the information accompanying the annual financial statements.

                            KPMG

Sydney, Australia
12 February, 1996


SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned on March 25, 1996, thereunto duly authorized.

                                          Clear Channel
                                          Communications, Inc.
                                          (Registrant)

                                        By L. Lowry Mays
                                           L. Lowry Mays, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

     Signature             Title                          Date

L. Lowry Mays              President and Director         March 29, 1996
L. Lowry Mays              (Chief Executive Officer)

Herbert W. Hill, Jr.       Vice President/Controller      March 29, 1996
Herbert W. Hill, Jr.       (Principal Financial Officer)

B. J. McCombs
B. J. McCombs              Director                       March 29,1996

Alan D. Feld
Alan D. Feld               Director                       March 29,1996

Theodore H. Strauss
Theodore H. Strauss        Director                       March 29,1996

John H. Williams
John H. Williams           Director                       March 29,1996