Form 10-K/A
period 1995-12-31
CLEAR CHANNEL COMMUNICATIONS INC
filed 1996-04-19
CIK 739708

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                             FORM 10-K/A
       AMENDMENT OF THE ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant's Telephone Number, Including Area Code:(210) 822-2828
                      ___________________________________________

            Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class                     Name of Exchange on which registered
Common Stock $.10 par value                     New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

                                                              None
                       ___________________________________________

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X___ No ____
                      ___________________________________________

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.
Yes ____ No
                    ___________________________________________

          As of March 1, 1995, 34,592,019 shares of Clear Channel Communications, Inc. Common Stock were outstanding including 13,439 held in treasury, and the aggregate market value (based upon the last reported sale price on the New York Stock Exchange on February 29, 1996) of the shares of Common Stock held by non-affiliates was approximately $1,042,190,000. (For purposes of calculating the preceding amount only, all directors and officers of the registrant are assumed to be affiliates.)
                 ___________________________________________

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on
Form 8-K

(a)1 Financial Statements. The following consolidated financial statements and report of independent auditors are incorporated by reference to the Registrant's Annual Report on pages 19 through 33:

            Report of Independent Auditors
            Consolidated Balance Sheets as of December 31,1995 and 1994. Consolidated Statements of Earnings for the Years Ended
                         December 31, 1995, 1994 and 1993.
            Consolidated Statements of Changes in Shareholders' Equity
                         for the Years Ended December 31, 1995, 1994 and 1993.
            Consolidated Statements of Cash Flows for the Years Ended
                         December 31, 1995, 1994 and 1993.
            Notes to Consolidated Financial Statements

(a)2 Financial Statement Schedules. The following financial statement schedules for the years ended December 31, 1995, 1994 and 1993 are filed as part of this report and should be read in conjunction with the financial statements.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Allowance for doubtful accounts

                              Charges
               Balance at     to Costs,        Write-off         Balance
               Beginning      Expenses         of Accounts       at end of
Description    of period      and other        Receivable        Period
- -----------    ----------     ---------        ---------         ----------
                              $1,639,545(1)
                               1,224,460
Year ended                     -------------
December 31,
1993         $1,779,312       $2,864,005        $1,616,532       $3,026,785
             ==========       ==========        ==========       ==========

                              $  442,490(1)
                               1,394,535
Year ended                   ---------------
December 31,
1994        $3,026,785        $1,837,025         $1,746,314      $3,117,496
            ==========        ==========         ==========      ==========

                              $1,003,995(1)
                               2,352,300
Year ended                    -------------
December 31,
1995       $3,117,496         $3,356,295         $2,664,262      $3,809,529
           ==========         ==========         ==========      ==========

(1) Allowance on accounts receivable acquired in acquisitions net of deletion related to dispositions.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Accumulated Amortization of Intangibles

                                        Charges
                    Balance at          to Costs,                              Balance
                    Beginning           Expenses                               at end of
Description         of period           and other        Deletions (1)         Period
- ----------          ----------          ---------        -------------         ---------

Year ended
December 31,
1993                  $15,798,019       $ 8,230,280       --                   $24,028,299
                      ===========       ===========       =============        ===========

Year ended
December 31,
1994                   $24,028,299      $12,029,436       $2,195,935           $33,861,800
                       ===========      ===========       ==========           ===========

Year ended
December 31,
1995                   $33,861,800      $18,389,056       $   58,529           $52,192,327
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

(a) 3.1  -- Articles of Incorporation, as amended, of Registrant
(v) 3.11 -- Articles of Amendment to the Articles of
            Incorporation of Clear Channel Communications, Inc.
(a) 3.2  -- Amended and Restated Bylaws of Registrant
(a) 4    -- Buy-Sell Agreement among Clear Channel
            Communications, Inc., L. Lowry Mays, B. J. McCombs, John M. Schaefer and John W. Barger dated May 31, 1977.
(a)10.1 --  Incentive Stock Option Plan of Clear Channel
            Communications, Inc. as of January 1, 1984.
(b)10.2 --  Television Asset Purchase Agreement dated January 27,
            1992, by and between Chase Broadcasting of Memphis, Inc. and Clear Channel Television, Inc.
(b)10.3 --  Radio Asset Purchase Agreement dated January 31,
            1992, by and between Noble Broadcasting of
            Connecticut, Inc. and Clear Channel Radio, Inc.
(b)10.4 --  Radio Asset Purchase Agreement dated April 19, 1992, by and between Edens Broadcasting, Inc. and Clear
            Channel Radio, Inc.
(k)10.33 -- Radio Asset Purchase Agreement dated January 31,
            1993, by and between KHFI Venture, LTD. and Clear
            Channel Radio, Inc.
(l)10.34 -- Radio Asset Purchase Agreement dated December 28,
            1992, by and between Westinghouse
            Broadcasting Company, Inc. and Clear Channel Radio,
            Inc.
(c)10.5 --  Radio Asset Purchase Agreement dated December 23,
            1992, by and between Inter-Urban Broadcasting of New Orleans Partnership and Snowden
            Broadcasting, Inc.
(d)10.6 --  Television Asset Purchase Agreement dated August 19,
            1993, by and between Television Marketing Group of Memphis, Inc. and Clear Channel Television,
            Inc.
(e)10.7 --  Radio Asset Purchase Agreement April 1, 1993, by and
            Capital Broadcasting of Virginia, Inc. and Clear
            Channel Radio, Inc.
(f)10.8 --  Television Asset Purchase Agreement dated August 31,
            1993, by and between Nationwide Communications, Inc. and Clear Channel Television, Inc.
(g)10.9 --  Radio Asset Merger Agreement dated March 22, 1994, by and between Metroplex Communications, Inc. and Clear Channel Radio, Inc.
(h)10.10 -- Radio Partnership Interest Purchase Agreement dated
            April 5, 1994, by and between Cook Inlet
            Communications, Inc. and WCC Associates and Clear
            Channel Radio, Inc.
(i)10.11 -- Television Asset Purchase Agreement September 12,
            1994, by and between Heritage Broadcasting Company of New York, Inc. and Clear Channel Television, Inc. and Clear Channel Television Licenses, Inc.
(j)10.12 -- Radio Asset Purchase Agreement dated November
            17,1994, by and between Noble Broadcast of Houston, Inc. and Clear Channel Radio, Inc.
(k)10.13 -- Australian Radio Network Shareholders Agreement dated
            February, 1995, by and between APN Broadcasting Investments Pty Ltd, Australian Provincial
            Newspapers Holdings Limited, APN Broadcasting Pty Ltd and Clear Channel Radio, Inc. and Clear Channel Communications, Inc.
(l)10.14 -- $600,000,000 Amended and Restated Credit Agreement
            Among Clear Channel Communications, Inc., Certain Lenders, and Nationsbank of Texas, N.A., as Administrative Lender, dated October 19, 1995.
(m)10.15 -- Clear Channel Communications, Inc. 1994 Incentive
            Stock Option Plan.
(m)10.16 -- Clear Channel Communications, Inc. 1994 Nonqualified
            Stock Option Plan.
(m)10.17 -- Clear Channel Communications, Inc. Directors'
            Nonqualified Stock Option Plan.
(m)10.18 -- Option Agreement for Officer
   10.19 -- Employment Agreement between Clear Channel Communications, Inc. and L. Lowry Mays
    13.1 -- Annual Report to Shareholders for Fiscal Year Ended
            December 31, 1995.
    22   -- Subsidiaries of the Registrant.
    24.1 -- Consent of Independent Auditors - Ernst & Young LLP
    24.2 -- Consent of Independent Auditors - KPMG
    99.1 -- Report of Independent Auditors - KPMG

   (a) -- Incorporated by reference to the exhibits of the Company's Registration Statement on Form S-1(Reg. No. 289161) dated April 19, 1984.
   (b) -- Incorporated by reference to the Registrant's Form 8-K dated July 14, 1992.
   (c) -- Incorporated by reference to the Registrant's Form 10-Q dated May 12, 1993.
   (d) -- Incorporated by reference to the Registrant's Form 8-K dated September 2, 1993.
   (e) -- Incorporated by reference to the Registrant's Form 10-Q dated November 1, 1993.
   (f) -- Incorporated by reference to the Registrant's Form 8-K dated October 27, 1993.
   (g) -- Incorporated by reference to the Registrant's Form 8-K dated October 26, 1994.
   (h) -- Incorporated by reference to the Registrant's Form 10-Q dated November 14, 1994.
   (i) -- Incorporated by reference to the Registrant's Form 8-K dated December 14, 1994.
   (j) -- Incorporated by reference to the Registrant's Form 8-K dated January 13, 1995.
   (k) -- Incorporated by reference to the Registrant's Form 8-K dated May 26, 1995.
   (l) -- Incorporated by reference to the Registrant's Form 10-Q dated November 14, 1995.
   (m) -- Incorporated by reference to the Registrant's Form S-8 dated November 20, 1995.

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

W. Ripperton Riordan was promoted to the position of Executive
Vice President and Chief Operating Officer of Clear Channel
Television.

Financial Highlights


In Thousands, Except
Per Share Amounts                               1995                    1994                        % Change

Gross broadcasting
  revenue                                       $283,357                $200,695                    +41
Station operating
  income before
  depreciation and
  amortization                                   112,555                  72,673                    +55
Operating income                                  71,372                  42,904                    +66
Net income                                        32,014                  22,009                    +45
Net income per share
  (1)                                                .91                     .63                    +44
After tax cash flow
  (2)                                             71,140                  46,866                    +52
After tax cash flow
  per share(1)(2)                                   2.03                    1.35                    +50


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

Television

At the end of 1995, your company owned and/or operated television stations which are affiliated with five different networks: one each with CBS, ABC and NBC, six with Fox and seven with UPN. In Memphis, WPTY-TV switched from Fox to ABC on December 1, 1995; while in Mobile/Pensacola, WPMI- TV switched from Fox to NBC on January 1, 1996. In each of these markets, the Company has made considerable investments to start up local news franchises. While these investments are significant and dilutive to earnings in the short- term, we believe that they are important to our long-term strategic presence in these markets. An alternative news product will also be broadcast in different time slots on our LMA stations in each of these markets.

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

Expansion within the United States

Heftel Broadcasting Corporation

In May of 1995, the opportunity to acquire a significant interest in the largest Spanish- language broadcasting company in the United States, Heftel Broadcasting Corporation, became available and the Company took a 21.4 percent equity position in Heftel's publicly-traded Class A common stock. Heftel's stock is traded on the NASDAQ under the symbol HBCCA.

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

At 9:02 a.m., KTOK reporter Carrie Hulsey was en route to an assignment at the federal courthouse. She was stopped at a light about a block south of the Alfred P. Murrah federal building when the blast occurred. Gathering up her wits, as well as the car's two-way radio, Carrie made her way to the building. By 9:03 a.m., KTOK reporter Craig Logsdon was on the air, describing the view from the Clear Channel studios at 50 Penn Place. Within one minute and thirty seconds after the explosion, Carrie Hulsey was on the air, via her car's two- way radio, describing the destruction and confusion that had only begun to rain down on the city. Moments later, KTOK News Director Jerry Bohnen began nine hours of anchoring the stations' initial coverage.

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

                                                                         1994 Acquisitions

January 14, 1994                                    KEBC-FM                                         Oklahoma City, OK
February 28, 1994                                   KLRT-TV/KASN-TV(1)                              Little Rock, AR
March 9, 1994                                       WAXY-FM
                                                    (now WBGG-FM)                                   Miami/Ft. Lauderdale, FL
August 15, 1994                                     KBXX-FM                                         Houston, TX
October 12, 1994                                    Metroplex
                                                    Communications,
                                                    Inc.                                            Miami/Ft. Lauderdale, FL;
                                                                                                    Tampa, FL;
                                                                                                    Cleveland, OH
November 1, 1994                                    WENZ-FM (1)                                     Cleveland, OH
December 1, 1994                                    WXXA-TV                                         Albany, NY


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


Acquisition                                         Network or
Date                                                Station                                         Location

                                                                         1994 Acquisitions

January 14, 1994                                    KEBC-FM                                         Oklahoma City, OK
February 28, 1994                                   KLRT-TV/KASN-TV(1)                              Little Rock, AR
March 9, 1994                                       WAXY-FM
                                                    (now WBGG-FM)                                   Miami/Ft. Lauderdale, FL
August 15, 1994                                     KBXX-FM                                         Houston, TX
October 12, 1994                                    Metroplex
                                                    Communications,
                                                    Inc.                                            Miami/Ft. Lauderdale, FL;
                                                                                                    Tampa, FL;
                                                                                                    Cleveland, OH
November 1, 1994                                    WENZ-FM (1)                                     Cleveland, OH
December 1, 1994                                    WXXA-TV                                         Albany, NY

                                                                         1993 Acquisitions

February 1, 1993                                    KQXT-FM                                         San Antonio, TX
March 9, 1993                                       KHFI-FM                                         Austin, TX
March 25, 1993                                      WYLD-AM/FM                                      New Orleans, LA
July 1, 1993                                        KSJL-AM
                                                    (now KTKR-AM)                                   San Antonio, TX
August 19, 1993                                     WLMT-TV (1)                                     Memphis, TN
September 15, 1993                                  WRXL-FM, WRNL-AM                                Richmond, VA
                                                    (now WRVH-AM), Virginia
                                                    News Network
October 13, 1993                                    KITN-TV
                                                    (now WFTC-TV)                                   Minneapolis, MN
November 3, 1993                                    KTFO-TV (1)                                     Tulsa, OK

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

The Company expects that cash flow from operations in 1996 will be sufficient to make all required interest and principal payments on long- term debt.

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


ERNST & YOUNG LLP

San Antonio, Texas
February 16, 1996


CONSOLIDATED BALANCE SHEETS


ASSETS

                                         December 31,
                                         1995                       1994
                                         ------------               ------------

Current Assets
Cash and cash equivalents                $  5,391,104               $  6,817,595
Accounts receivable, less
  allowance of $ 3,809,529
  in 1995 and
  $3,117,496 in 1994                       52,920,450                 38,280,518
Film rights - current                      12,173,527                  8,847,262
                                         ------------               ------------
Total Current Assets                       70,485,081                 53,945,375

Property, Plant and Equipment
Land                                        7,821,899                  6,409,013
Buildings                                  17,068,026                 10,642,563
Transmitter and studio
  equipment                               109,517,279                 93,530,635
Furniture and other equipment              13,996,987                 13,514,125
Leasehold improvements                      4,560,289                  4,059,725
Construction in progress                    5,079,864                    784,850
                                         ------------               ------------
                                          158,044,344                128,940,911
Less accumulated depreciation              58,159,152                 43,623,032
                                         ------------               ------------
                                           99,885,192                 85,317,879
Intangible Assets
Leases                                      1,455,000                  1,455,000
Network affiliation
  agreements                               23,422,904                 20,484,904
Licenses and goodwill                     286,406,955                194,408,601
Covenants not-to-compete                   22,871,932                 22,271,938
Other intangible assets                     4,361,987                  2,858,436
                                         ------------               ------------
                                          338,518,778                241,478,879

Less accumulated amortization              52,192,327                 33,861,800
                                         ------------               ------------

                                          286,326,451                207,617,079
Other
Restricted cash                             --                        38,500,000
Film rights                                15,968,502                 12,653,817
Equity investments in, and
advances to, nonconsolidated
affiliates                                 81,911,343                   --
Other assets                                7,021,531                  7,998,036
Other investments                           1,412,704                  5,561,839
                                         ------------               ------------

Total Assets                             $563,010,804               $411,594,025
                                         ============               ============


See Notes to Consolidated Financial Statements


                                            December 31,
             -----------------------------------------------------------------

                                            1995                 1994
                                            ____________         ____________
CURRENT  LIABILITIES
- --------------------

Accounts payable                            $  5,314,716         $  5,686,835
Accrued interest                                 508,271              741,490
Accrued expenses                               7,760,002            3,928,738
Accrued income and
  other taxes                                  5,906,580            3,308,586
Current portion of
  long-term debt                               3,406,297            4,584,335
Current portion of film
  rights liability                            13,109,024            9,428,591
                                            ------------         ------------
Total Current Liabilities                     36,004,890           27,678,575

Long-Term Debt                               334,163,729          238,204,386

Film Rights Liability                         17,143,812           12,578,636

Deferred Income Taxes                          5,552,835            2,599,223

Minority Interest                              6,432,903               ---

SHAREHOLDERS' EQUITY
          ----------------------------------------------------------------

Preferred Stock, par value $1.00
  per share, authorized 2,000,000
  shares, no shares issued and
  outstanding                                       ---                 ---
Common Stock, par value $.10
  per share, authorized
  100,000,000 shares, issued
  and outstanding 34,592,695
  and 17,230,409 shares in
  1995 and 1994, respectively                   3,459,269           1,723,041
Additional paid-in capital                     91,433,138          92,535,139
  Retained earnings                            68,359,190          36,345,575
  Other                                           632,036            ---
  Cost of shares (13,439 in 1995
     and 5,082 in 1994) held in
     treasury                                    (170,998)            (70,550)
                                             ------------        ------------
Total Shareholders' Equity                    163,712,635         130,533,205
                                             ------------        ------------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                         $563,010,804        $411,594,025
                                             ============        ============

See Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF EARNINGS


                                                 Year Ended December 31,

                                 1995                            1994           1993
                                 ------------                    ------------   ------------
Gross broadcasting
  revenue                        $283,357,052                    $200,694,908   $135,680,023
Less: agency and
  national
  representative
  commissions                      39,543,935                      27,585,534     17,497,384
                                 ------------                    ------------   ------------

Net broadcasting
  revenue                         243,813,117                     173,109,374    118,182,639

Station operating
 expenses                         131,258,210                     100,436,858      75,990,031
Depr. and
  amortization                     33,768,882                      24,668,540      17,447,262
                                 ------------                    ------------   ------------

Station operating
  income                           78,786,025                      48,003,976     24,745,346

Corporate general and
  administrative
  expenses                          7,414,457                       5,099,834      3,463,523

Operating income                   71,371,568                      42,904,142     21,281,823

Interest expense                   20,751,454                       7,669,000      5,389,691
Other income
  (expense)-net                      (803,280)                      1,161,456       (196,482)
Equity in net income
  of, and other
  income from,
  nonconsolidated
  affiliates                         2,927,191                       --          --
                                  ------------                   ------------   ------------
Income before income
  taxes                             52,744,025                     36,396,598     15,695,650

Income taxes                        20,730,410                     14,387,102      6,572,434
                                  ------------                   ------------   ------------

Net income                        $ 32,013,615                   $ 22,009,496   $  9,123,216
                                  ============                   ============   ============

Net income per
  common share                    $        .91                   $        .63   $        .29

Weighted average
  common and
  common share
  equivalents
  outstanding                       35,100,398                     34,662,906     31,100,522
                                  ============                   ============   ============


See Notes to Consolidated Financial Statements



CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                     Additional
                 Common              paid-in               Retained                                 Treasury
                 Stock               capital               earnings               Other             stock              Total

Balances at
January 1,
1993             $1,198,692          $26,986,856           $ 5,212,863             -                ($2,343,642)       $ 31,054,769

Net income for year                                            9,123,216                                                  9,123,216
Exercise of stock
  options               869               89,028                                                                             89,897
Stock split
  effected in
  the form of a
  dividend          343,015             (343,015)                                                                         --
Proceeds from
  issuance of
  1,725,000
  shares of
  Common
  Stock             172,500           57,902,364                                                                         58,074,864
                 ----------          -----------           -----------           --------           -----------         ------------
Balances at
  December 31,
  1993            1,715,076           84,635,233            14,336,079           -                  (2,343,642)          98,342,746

Net income for
  year           22,009,496                                 22,009,496
Exercise of stock
  options             1,168            2,805,735                                                       (27,440)           2,779,463
Issuance of
  119,048 shares
  of Common Stock
  to purchase
  minority
  interest                             1,891,968                                                     1,609,532            3,501,500
Issuance of
117,975 shares
of Common Stock
for a business
acquisition           6,797            3,202,203                                                       691,000            3,900,000
                 ----------           -----------           -----------            -------         -----------         ------------
Balances at
  December 31,
  1994            1,723,041           92,535,139             36,345,575             -                  (70,550)         130,533,205

Net income for
  year                                                       32,013,615                                                  32,013,615
Exercise of
  stock
  options             7,209              627,018                                                      (100,448)             533,779
Currency
  translation
  adjustment                                                                        102,292                                 102,292
Unrealized
  holding
  gains on
  marketable
  securities                                                                        529,744                                 529,744
Stock split       1,729,019           (1,729,019)                                                                               --
                 ----------          -----------        -----------               --------         ----------         ------------
Balances at
  December
  31,1995        $3,459,269          $91,433,138        $68,359,190               $632,036          ($170,998)        $163,712,635
                 ==========          ===========        ===========               ========          ==========        ============


See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Year Ended December 31,

                               1995                                   1994                                 1993
                               ------------                           ------------                         -----------

Net Cash Flow From
  Operating
  Activities                    $ 64,330,005                           $ 41,131,501                         $ 27,780,463

Cash Flows From
  Investing
  Activities:
Decrease (increase)
  in restricted
  cash                            38,500,000                            (38,500,000)                              --
(Increase) in
  equity investments
  in and
  advances to
  nonconsolidated
  affiliates-net                 (81,279,307)                                --                                   --
Purchases of
  property,
  plant and
  equipment                      (15,109,896)                            (5,747,166)                          (2,691,743)
Proceeds from
  disposal
  of property,
  plant and
  equipment                          --                                    130,047                              109,175
Proceeds from
  disposal
  of broadcasting
  assets                             383,053                              2,025,000                               --
Acquisition of
  broadcasting
  assets                        (105,135,886)                          (127,427,369)                         (68,231,275)
Purchase of
  minority
  interest                            --                                 (4,000,000)                              --
(Increase)
  decrease
  in other
  investments                      4,149,136                             (4,135,718)                            (525,068)
(Increase) in other
  intangible
  assets                          (1,870,183)                            (1,160,990)                            (333,050)
(Increase)
  decrease in
  other-net                          691,503                             (1,094,531)                          (2,427,534)
                                ------------                           ------------                         ------------

Net cash
  (used in)
  investing
  activities                    (159,671,580)                          (179,910,727)                         (74,099,495)

Cash Flows From Financing Activities:

Proceeds of
  long-term
  debt                           162,600,000                            165,100,000                           63,400,000
Payments on
  long-term
  debt                           (64,800,000)                           (25,800,000)                         (72,500,000)
Payments of
  current
  maturities                      (4,418,695)                            (1,999,492)                             (18,954)
Exercise of
  stock
  options                            533,779                              2,779,463                               89,897
Proceeds from
  issuance
  of Common
  Stock                                --                                     --                               58,074,864
                                ------------                           ------------                         ------------
Net cash provided
  by financing
  activities                      93,915,084                            140,079,971                           49,045,807
                                ------------                           ------------                         ------------
Net increase
  (decrease)
  in cash                         (1,426,491)                             1,300,745                            2,726,775
                                ------------                           ------------                         ------------
Cash at beginning
  of year                          6,817,595                              5,516,850                            2,790,075

Cash at end of
  year                          $  5,391,104                           $  6,817,595                         $  5,516,850
                                ============                           ============                         ============


See Notes to Consolidated Financial Statements

SCHEDULE RECONCILING EARNINGS TO NET CASH FROM OPERATING
ACTIVITIES

                                                                                      Year Ended December 31,
                                1995                                  1994                                1993
                                ------------                          ------------                        ------------
Net income                      $ 32,013,615                          $ 22,009,496                        $  9,123,216

Reconciling Items:
Depreciation                      15,379,826                            12,639,104                           9,216,982
Amortization of
 intangibles                      18,389,056                            12,029,436                           8,230,280
Deferred taxes                     2,953,612                               188,059                              68,001
Amortization of
  film rights                     11,262,835                             9,857,530                           5,935,921
Payments on film
  liabilities                    (10,353,200)                          (10,037,749)                         (6,195,072)
(Gain) loss on
  disposal
  of assets                          404,994                              (598,863)                              7,943

Changes in operating assets and liabilities:

(Increase) accounts
  receivable                     (11,544,653)                           (8,408,540)                         (6,667,872)
Decrease federal
  income tax
  receivable                          -                                     -                                1,936,146
Increase (decrease)
  accounts
  payable                           (372,119)                            1,151,467                           1,751,352
Increase (decrease)
  accrued
  interest                          (233,219)                              485,721                            (203,634)
Increase (decrease)
  accrued
  expenses                         3,831,264                              (221,855)                          2,548,202
Increase accrued
  income and other
  taxes                            2,597,994                             2,037,695                           2,028,998
                                ------------                          ------------                        ------------

Net cash from
   operating
   activities                   $ 64,330,005                          $ 41,131,501                        $ 27,780,463
                                ============                          ============                        ============

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


NOTE C - COMMITMENTS


The Company leases office space and certain broadcasting facilities and equipment under long- term operating leases. Some of the lease agreements contain renewal options and annual rental escalation clauses (generally tied to the consumer price index or a maximum of 5%), as well as provisions for the payment of utilities and maintenance by the Company. As of December 31, 1995, the Company's future minimum rental commitments, under noncancelable lease agreements with terms in excess of one year, consist of the following:

1996                                                             $ 2,849,252
1997                                                               2,408,095
1998                                                               2,098,871
1999                                                               1,620,034
2000                                                               1,103,663
2001 and thereafter                                                5,312,252
                                                                 -----------
                                                                 $15,392,167
                                                                 ===========

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

                                                                         1994 Acquisitions

January 14, 1994                                    KEBC-FM                                         Oklahoma City, OK
February 28, 1994                                   KLRT-TV/KASN-TV(1)                              Little Rock, AR
March 9, 1994                                       WAXY-FM
                                                    (now WBGG-FM)                                   Miami/Ft. Lauderdale, FL
August 15, 1994                                     KBXX-FM                                         Houston, TX
October 12, 1994                                    Metroplex
                                                    Communications,
                                                    Inc.                                            Miami/Ft. Lauderdale, FL;
                                                                                                    Tampa, FL;
                                                                                                    Cleveland, OH
November 1, 1994                                    WENZ-FM (1)                                     Cleveland, OH
December 1, 1994                                    WXXA-TV                                         Albany, NY

                                                                         1993 Acquisitions

February 1, 1993                                    KQXT-FM                                         San Antonio, TX
March 9, 1993                                       KHFI-FM                                         Austin, TX
March 25, 1993                                      WYLD-AM/FM                                      New Orleans, LA
July 1, 1993                                        KSJL-AM
                                                    (now KTKR-AM)                                   San Antonio, TX
August 19, 1993                                     WLMT-TV (1)                                     Memphis, TN
September 15, 1993                                  WRXL-FM, WRNL-AM                                Richmond, VA
                                                    (now WRVH-AM), Virginia
                                                    News Network
October 13, 1993                                    KITN-TV
                                                    (now WFTC-TV)                                   Minneapolis, MN
November 3, 1993                                    KTFO-TV (1)                                     Tulsa, OK

(1) The Company operates these stations under time sales or time brokerage agreements and does not own the FCC licenses.
(2) The Company issued 135,950 shares of Common Stock and released 100,000 shares of treasury stock in conjunction with this purchase.
(3) The Company acquired an 80% interest in these stations.

The following is a summary of the assets acquired and the consideration given for the above stated acquisitions:

                                             1995                             1994                               1993
Property, plant
  and equipment                              $ 15,012,828                     $ 26,385,571                       $ 26,392,219
Accounts
  receivable                                    3,095,279                        5,334,476                          2,466,089
Licenses, goodwill
  and other
  assets                                       93,716,385                      113,444,182                         56,497,812
                                             ------------                     ------------                       ------------

Total assets
  acquired                                    111,824,492                      145,164,229                         85,356,120
Less:
Seller financing                               (1,400,000)                        --                                    --
Liabilities
  assumed                                     (5,288,606)                      (13,836,860)                      (17,124,845)
Common Stock
  issued                                           --                           (3,900,000)                            --
                                             ------------                     ------------                       ------------

Cash paid on
  acquisitions                               $105,135,886                     $127,427,369                       $ 68,231,275
                                             ============                     ============                       ============

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


                     Pro Forma (Unaudited)
                     Year Ended December 31,
            in thousands (except per share amounts)

                            1995          1994       1993

Net broadcasting revenue    $252,884      $228,923   $192,358
Net income                  $ 34,719      $ 15,084   $ 15,172
Net income per share        $    .99      $    .44   $    .49

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

NOTE F - INCOME TAXES

Significant components of the provision for income taxes are as follows:

                     1995             1994           1993

Current -
  federal            $16,084,974      $12,068,573    $5,519,762
Deferred               2,953,612          188,059        68,001
State                  1,691,824        2,130,470       984,671
                     -----------      -----------    ----------
Total                $20,730,410      $14,387,102    $6,572,434
                     ===========      ===========    ==========

Significant components of the Company's deferred tax liabilities and assets as of December 31, 1995 and 1994 are as follows:

                                            1995                  1994

Deferred tax
  liabilities:
Tax over book
  depreciation                              $6,658,528            $6,887,492
Film
  amortization                                 778,366               747,854
Basis reduction of
  acquired
  assets                                       558,000               --
Other                                          326,600               362,495

Total deferred tax
  liabilities                                8,321,494             7,997,841

Deferred tax assets:

Gain on sale of
  assets                                       360,895               342,008
Book over tax
  amortization                               2,270,963             2,726,763
Deferred income                                136,801               197,603
NOL
  carryforwards                                   --               1,933,980
Other                                             --                 198,264
                                            ----------            ----------

Total deferred tax
  assets                                     2,768,659             5,398,618

                                            ----------           -----------
Net deferred tax
  liabilities                               $5,552,835            $2,599,223
                                            ==========            ==========

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:


                                   1995                         1994                       1993
                                   --------------------         --------------------       -------------------
                                   Amount          Percent      Amount       Percent       Amount        Percent
Income tax expense at
  statutory
  rates                            $18,460,409     35%          $12,738,809  35%           $5,493,477    35%
State income taxes,
  net of federal
  tax benefit                        1,099,686      2%            1,384,806   4%              640,036     4%
Amortization of
  goodwill                           1,543,250      3%              461,261   1%              318,395     2%
Other, net                            (372,935)                    (197,774)                  120,526     1%
                                   -----------      ---         -----------  ---           ----------    ---

                                   $20,730,410      40%         $14,387,102  40%           $6,572,434    42%

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

The Company does not offer or provide post- retirement health care benefits to any of its employees.

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

The following table presents a rollforward of the Company's investments in ARN and Heftel.

                      ARN               Heftel            Total

At acquisition
  date                $74,838,980       $20,498,612       $95,337,592
Dividends and
  other returns
  of investment
  received            (17,086,795)       --               (17,086,795)
Equity in net
  income of,
  and other
  income from,
  nonconsolidated
  affiliate             2,911,765          285,451          3,197,216
Amortization of
  excess cost,
  included in
  equity in net
  income                     --           (270,025)         (270,025)
Currency
  translation
  adjustments             102,292          --                102,292
Foreign currency
  transaction
  gains                   101,319          --                101,319
Unrealized gains on
  marketable
  securities              529,744          --                529,744
                      -----------      -----------       -----------
End of year           $61,397,305      $20,514,038       $81,911,343
                      ===========      ===========       ===========

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

                         1995                                    1994                                          1993

RADIO

Net broadcasting
  revenue                $141,737,053                            $ 94,097,668                                  $ 71,605,141
Station operating
  expenses                 85,023,929                              62,383,246                                    52,254,074
Depreciation                6,973,801                               5,664,700                                     4,605,256
Amortization of
  intangibles              13,007,026                               6,659,726                                     4,508,583
                         ------------                            ------------                                  ------------

Station operating
  income                   36,732,297                              19,389,996                                    10,237,228
                         ============                            ============                                  ============
Total identifiable
  assets                  340,684,912                             244,296,718                                   114,684,055
                         ============                            ============                                  ============
Capital
  expenditures              5,242,553                               1,888,787                                     1,616,617
                         ============                            ============                                  ============
TELEVISION

Net broadcasting
  revenue                 102,076,064                              79,011,706                                    46,577,498
Station operating
  expenses                 46,234,281                              38,053,612                                    23,735,957
Depreciation                8,406,025                               6,974,404                                     4,611,726
Amortization of
  intangibles               5,382,030                               5,369,710                                     3,721,697
                         ------------                            ------------                                  ------------

Station operating
  income                   42,053,728                              28,613,980                                    14,508,118
                        =============                           ============                                  ============
Total identifiable
  assets                  222,325,892                             167,297,307                                   112,892,486

Capital
  expenditures              9,867,343                               3,858,379                                     1,075,126
                        =============                           ============                                  ============
CONSOLIDATED

Net broadcasting
 revenue                  243,813,117                             173,109,374                                   118,182,639
Station operating
  expenses                131,258,210                             100,436,858                                    75,990,031
Depreciation               15,379,826                              12,639,104                                     9,216,982
Amortization of
  intangibles              18,389,056                              12,029,436                                     8,230,280
Station operating
  income                   78,786,025                              48,003,976                                    24,745,346
                         ============                            ============                                  ============
Total identifiable
  assets                  563,010,804                             411,594,025                                   227,576,541
                         ============                            ============                                  ============
Capital
  expenditures             15,109,896                               5,747,166                                     2,691,743
                         ============                            ============                                  ============

See Note I for discussion of nonconsolidated equity investees

NOTE M - QUARTERLY RESULTS OF OPERATIONS (Unaudited)


            March 31,                     June 30,                      September 30,                 December 31,

            1995           1994           1995           1994           1995           1994           1995           1994

Gross
broadcasting
revenue     $58,646,216    $38,871,413    $72,342,267    $48,110,302    $68,130,871    $47,573,068    $84,237,698    $66,140,125
            ===========    ===========    ===========    ===========    ===========    ===========    ===========    ===========

Net
broadcasting
revenue      50,476,379     33,917,189     62,047,364     41,444,716     58,661,201     41,009,946     72,628,173     56,737,523
Station
operating
expenses     31,800,664     22,020,153     32,471,374     23,690,102     30,727,392     23,767,486     36,258,780     30,959,117
Depreciation
and
amortization  8,399,455      5,479,616      8,165,573      5,785,149      8,018,075      6,189,146      9,185,779      7,214,629
            -----------    -----------    -----------    -----------    -----------    -----------    -----------    -----------
Station
operating
income       10,276,260      6,417,420     21,410,417     11,969,465     19,915,734     11,053,314     27,183,614     18,563,777
Corporate
expenses      1,530,324      1,231,337      1,585,898      1,061,724      1,608,243      1,092,338      2,689,992      1,714,435
            -----------    -----------    -----------    -----------    -----------    -----------    -----------    -----------
Operating
income        8,745,936      5,186,083     19,824,519     10,907,741     18,307,491      9,960,976     24,493,622     16,849,342
Interest
expense      (4,447,973)    (1,203,843)    (5,214,279)    (1,712,075)    (5,559,145)    (1,845,578)    (5,530,057)    (2,907,504)
Other income
(expenses)      258,580       (455,943)      (241,341)       697,066        (98,095)       650,064       (722,424)       270,269
Equity in
earnings of
nonconsolidated
affiliates            0              0        478,186               0      1,337,233             0      1,111,772              0
             ----------    -----------    -----------     -----------    -----------    ----------    -----------    -----------
Income before
  income
  taxes       4,556,543      3,526,297     14,847,085       9,892,732     13,987,484     8,765,462     19,352,913     14,212,107

Income taxes  1,877,377      1,479,348      5,709,243       3,821,243      5,874,076     3,342,051      7,269,714      5,744,460
            -----------     ----------    -----------     -----------    -----------    ----------    -----------    -----------

Net income   $2,679,166     $2,046,949    $ 9,137,842     $ 6,071,489    $ 8,113,408     $5,423,411    $12,083,199    $8,467,647
            ===========    ===========    ===========     ===========    ===========     ==========    ===========    ==========
Net income
per common
share (1)         $0.08          $0.06          $0.26           $0.18          $0.23          $0.16          $0.34         $0.24
            ===========    ===========    ===========     ===========    ===========    ===========    ===========    ==========
Weighted
average
common shares
outstanding(1)
             35,039,024     34,409,378     35,055,968     34,425,888     35,102,458     34,676,440     35,126,109     34,983,926
             ==========    ===========    ===========    ===========    ===========    ===========    ===========    ===========

Stock price: (1)
High           $30.2500       $20.1875       $34.7500       $19.5625       $40.8750       $26.0000       $44.1250       $25.8750
Low             25.0625        15.8500        26.8750        16.1875        30.8125        18.0625        36.2500        20.6250

(1) Adjusted for two-for-one stock split declared by Board of Directors in October 1995.

The Company's Common Stock was traded on the American Stock Exchange until November 4, 1994 under the symbol CCU. Subsequent thereto, the stock is traded on the New York Stock Exchange under the symbol CCU.

Selected Financial Data                            Year ended December 31,

Results of operations
information                           1995(5)     1994(4)    1993(3)    1992(2)    1991(1)

Gross broadcasting revenue            $283,357    $200,695   $135,680   $ 94,472   $74,142
                                      ========    ========   ========   ========   =======
   Net broadcasting revenue            243,813     173,109    118,183     82,205    64,384
   Station operating expenses          131,258     100,437     75,990     53,532    44,981
   Depreciation and amortization        33,770      24,668     17,447     12,253     7,641
                                      --------    --------   --------   --------   -------
       Station operating income         78,785      48,004     24,746     16,420    11,762
   Corporate expenses                    7,414       5,100      3,464      2,890     2,403
                                      --------    --------   --------   --------   -------
       Operating income                 71,371      42,904     21,282     13,530     9,359
   Interest expense                    (20,751)     (7,669)    (5,390)    (4,739)   (5,371)
  Other income (expense)                  (803)      1,161       (196)    (1,217)   (1,483)
Equity in net income of, and other income from,
  nonconsolidated affiliates             2,927           0          0          0         0
                                      --------     --------  --------   --------   -------
Income (loss) before income taxes       52,744       36,396    15,696      7,574     2,505
   Income taxes                         20,730       14,387     6,573      3,281     1,379
                                      --------     --------  --------   --------   -------

   Net income                         $ 32,014     $ 22,009  $  9,123     $4,293   $ 1,126
                                      ========     ========  ========  =========   =======

   Net income per common share(1)     $   0.91     $   0.63  $   0.29  $   0.14    $  0.04
                                      ========     ========  ========  ========    =======

   Weighted average common shares
     outstanding(1)                     35,100       34,662   31,100     29,660     25,976


   Cash dividends per share (1)          -              -       -          -          -
                                      ========     ========  ========  ========    =======
Balance Sheet Data:


   Current assets                      $ 70,485    $ 53,945  $ 38,191  $ 24,844    $20,521
   Property, plant and equipment -
     net                                 99,885      85,318    67,750    48,017     27,169
   Total assets                         563,011     411,594   227,577   146,993     92,450
   Current liabilities                   36,005      27,679    26,125    10,073      9,960
Long-term debt, net of current
   maturities                           334,164     238,204    87,815    97,000     48,110
   Shareholders' equity                 163,713     130,533    98,343    31,055     24,787

(1) All per share amounts have been adjusted to reflect stock splits issued on the following dates and in the following ratios:

Date of Split                                             Ratio of Split

November 1995                                             two-for-one
February 1994                                             five-for-four
February 1993                                             five-for-four
February 1992                                             five-for-four

(2) Includes eleven months' results of operations of the Kentucky News Network, nine months' results of operations of WPTY-TV, eight months' results of operations of WKCI-FM and WAVZ-
AM and six months' results of operations of KEYN-FM, KQAM-AM, WRVA-AM, WRVQ-FM and WRBQ-AM/FM - all acquired in 1992.

(3) Includes eleven months' results of operations of KQXT-FM, ten months' results of operations of KHFI-FM, nine months' results of operations of WYLD-AM/FM, WRXL-FM, WRNL-AM (now WRVH-
AM) and the Virginia News Network, six months' results of operations of KSJL-AM (now KTKR-AM), four and one half months' results of operations of WLMT-TV, three months' results of operations of KITN-TV (now WFTC-TV) and two months' results of operations of KTFO-TV - all acquired in 1993.

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

(5) Includes twelve months' results of operations of KMJQ-FM, KPRC-AM, and KSEV-AM, two and one half months' results of operations of VSA and two months' results of operations of WHP-TV and WLYH-TV - all acquired in 1995.


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

Clear Channel Communications, Inc.
Mailing Address
P.O. Box 659512
San Antonio, Texas
78265-9512

Corporate Address:
200 Concord Plaza
Suite 600
San Antonio, Texas
78216-6940
210.822.2828
[facsimile 210.822.2299]

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned on April 16, 1996, thereunto duly authorized.

Clear Channel
Communications, Inc.
(Registrant)

By: Herbert W. Hill, Jr.

- -------------------------

Herbert W. Hill, Jr.
Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature                     Title                          Date


Herbert W. Hill, Jr.          Vice President/Controller      April 16, 1996
- --------------------
Herbert W. Hill, Jr.          (Principal Financial Officer)