Form 10-Q
period 1996-03-31
CLEAR CHANNEL COMMUNICATIONS INC
filed 1996-05-15
CIK 739708

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1996       Commission file number 1-9645


                   CLEAR CHANNEL COMMUNICATIONS, INC.

         (Exact name of registrant as specified in its charter)

        Texas                     200 Concord Plaza, Suite 600
(State of Incorporation)          San Antonio, Texas 78216-6940
                                          (210) 822-2828
   74-1787539                     (Address and telephone number
(I.R.S. Employer                  of principal executive offices)
Identification No.)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __x__ No _____

   Indicate the number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practicable date.



            Class                      Outstanding at May 2, 1996
- ----------------------------          ---------------------------
Common Stock, $.10 par value                   34,592,012

           CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  INDEX


                                                        Page No.
                                                        --------

Part I Financial Information

  Item 1.  Unaudited Financial Statements

    Consolidated Balance Sheets at March 31, 1996
      and December 31, 1995                                    3

    Consolidated Statements of Operations for the three
       months ended March 31, 1996 and 1995                    6

    Consolidated Statements of Cash Flows for the three
      months ended March 31, 1996 and 1995                     7

    Notes to Consolidated Financial Statements                 9

  Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                     10


Part II Other Information

  Item 6.  Exhibits and reports on Form 8-K                   11

           (a)  Exhibits
           (b)  Reports on Form 8-K

  Signatures                                                  12

  Index to Exhibits                                           13

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                                 ASSETS

                                   March  31,       December  31,
                                      1996              1995
                                   (Unaudited)           (*)

Current Assets
  Cash and cash equivalents       $12,006,072        $5,391,104
  Accounts receivable, less
    allowance of
    $4,664,527 in 1996
    and $3,809,529 in
    1995                           45,325,220        52,920,450
  Film rights -
    current                        11,339,550        12,173,527
                                    __________        __________

    Total Current Assets           68,670,842        70,485,081

Property, Plant and Equipment

 Land                               8,234,746         7,821,899
 Buildings                         17,215,536        17,068,026
  Transmitter and studio
  equipment                       112,545,653       109,517,279
  Furniture and other equipment    14,864,445        13,996,987
  Leasehold improvements            4,688,670         4,560,289
  Construction in progress          7,662,040         5,079,864
                                   __________        __________

                                  165,211,090       158,044,344
  Less accumulated depreciation    62,224,139        58,159,152
                                   __________       ___________
                                  102,986,951        99,885,192

Intangible Assets

  Leases                            1,455,000         1,455,000
  Network affiliation agreements   23,422,904        23,422,904
  Licenses and goodwill           322,681,868       286,406,955
  Covenants not-to-compete         22,971,932        22,871,932
  Other intangible assets           4,522,082         4,361,987
                                   __________       ___________
                                  375,053,786       338,518,778
  Less accumulated amortization    56,861,604        52,192,327
                                   __________       ___________
                                  318,192,182       286,326,451
Other
  Film rights                      13,641,420        15,968,502
  Equity investments in, and advances
    to, nonconsolidated affiliates 81,710,876        81,911,343
  Other assets                      8,381,403         7,021,531
  Other investments                 1,394,794         1,412,704
                                  ___________         _________
Total Assets                     $594,978,468      $563,010,804
                                  ===========       ===========

          * From audited financial statements

           CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                    March  31,       December 31,
                                      1996              1995
                                   (Unaudited)           (*)
                                   ----------        ----------
Current Liabilities
  Accounts payable              $  6,185,729      $  5,314,716
  Accrued interest                 1,541,619           508,271
  Accrued expenses                 5,021,847         7,760,002
  Accrued income and other taxes   3,025,073         5,906,580
  Current portion of long-term
   debt                            3,405,757         3,406,297
  Current portion of film rights
   liability                      11,868,064        13,109,024
                                ____________       ___________
      Total Current Liabilities   31,048,089        36,004,890

Long-Term Debt                   366,568,506       334,163,729

Film Rights Liability             15,089,939        17,143,812

Deferred Income Taxes              5,552,835         5,552,835

Minority Interests                 6,447,148         6,432,903

Shareholders' Equity
  Common Stock                     3,460,544         3,459,269
  Additional paid-in capital      91,488,823        91,433,138
  Retained earnings               74,597,520        68,359,190
  Other                              896,062           632,036
  Cost of shares held in treasury   (170,998)         (170,998)
                                 ___________       ___________
   Total Shareholders  Equity    170,271,951       163,712,635
                                 ___________       ___________
Total Liabilities and
   Shareholders  equity         $594,978,468      $563,010,804
                                 ===========       ===========

                    * From audited financial statements

              See Notes to Consolidated Financial Statements

            CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                 UNAUDITED


                                            Three Months Ended
                                                  March 31,
                                             --------------------
                                         1996              1995
                                         ----              ----
Gross broadcasting
 revenue                         $70,139,925      $ 58,646,216
Less agency commissions           (7,931,480)       (6,788,524)

Net broadcasting revenue          62,208,445        51,857,692

Station operating expenses        38,230,252        33,181,977
Depreciation and amortization      8,755,025         8,399,455
                                  __________        __________
Station operating income          15,223,168        10,276,260

Corporate general and
 administrative expenses           1,673,571         1,530,324
                                  __________        __________
Operating income                  13,549,597         8,745,936

Interest expense                  (5,423,837)       (4,447,973)
Other income                         205,815           258,580
Equity in net income of, and
     other income from,
     nonconsolidated affiliates      875,070             --
                                  __________        __________
Income before income taxes         9,206,645         4,556,543
Income taxes                       2,968,316         1,877,377
                                  __________        __________

  Net income                     $ 6,238,329       $ 2,679,166
                                  ==========        ==========
Net income per common share      $       .18       $       .08
                                  ==========        ==========
Weighted average common shares and
  common share equivalents
  outstanding                     35,204,642        35,039,024
                                  ==========        ==========

              See Notes to Consolidated Financial Statements

            CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)


                                             Three Months Ended
                                                  March 31,
                                         -----------------------

                                       1996              1995
                                       ----              ----
Net Cash From Operating
  Activities                     $20,097,965       $14,047,201

Cash flows from investing activities:
 Decrease in restricted cash             --         38,500,000
 Purchase of broadcasting assets (41,050,000)      (65,300,000)
 Proceeds from disposal of
   broadcasting assets                 2,100           365,950
 Decrease in equity investments in and
  advances to nonconsolidated
  affiliates-net                     464,493               --
 Decrease in other investments        17,910         4,367,606
 Purchases of property, plant and
   equipment                      (3,872,976)         (908,274)
 Proceeds from disposals of property,
   plant and equipment                   --
 (Increase) in other intangible
   assets                           (160,095)         (164,296)
 (Increase) in other-net          (1,345,627)         (133,358)
                                 ___________      ____________
 Net cash (used in) investing
  activities                     (45,944,195)      (23,272,372)

Cash flows from financing activities:
 Proceeds of long-term debt       37,500,000        26,800,000
 Payments on long-term debt       (5,000,000)      (13,900,000)
 Payments of current maturities      (95,763)          (90,931)
 Exercise of stock options            56,961            74,792
                                 ___________       ___________
    Net cash provided by financing
      activities                  32,461,198        12,883,861
                                 ___________       ___________
    Net increase in cash           6,614,968         3,658,690

  Cash at beginning of year        5,391,104         6,817,595
                                  __________        __________
  Cash at end of period          $12,006,072       $10,476,285
                                  ==========        ==========

            CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                 SCHEDULE RECONCILING EARNINGS TO NET CASH
                      FLOW FROM OPERATING ACTIVITIES
                                (UNAUDITED)


                                             Three months ended
                                                  March 31,
                                              -------------------
                                         1996            1995



  Net income                    $  6,238,329       $ 2,679,166

Reconciling items:
  Depreciation                     4,085,742         3,715,354
  Amortization of intangibles      4,669,283         4,684,016
  Amortization of film rights      3,366,712         2,756,648
  Payments on film rights         (3,502,109)       (2,895,900)
  (Gain) loss on disposal of assets    1,548          (317,739)
Changes in operating assets and liabilities:
  Decrease accounts receivable     9,013,761         6,335,662
  Increase(decrease) accounts
    payable                          811,013          (720,146)
  Increase accrued interest        1,033,348            16,671
  (Decrease) accrued expenses     (2,738,155)         (825,098)
  (Decrease) accrued income
    and other taxes               (2,881,507)       (1,581,433)
                                  __________        __________

Net cash from operating
  activities                     $20,097,965       $14,047,201
                                  ==========        ==========

              See Notes to Consolidated Financial Statements

            CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

Note 1:  PREPARATION OF INTERIM FINANCIAL STATEMENTS
       The consolidated financial statements have been prepared by Clear Channel Communications, Inc. ("Corporation") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1995 Annual Report.

     The consolidated financial statements include the accounts of the Corporation and its subsidiaries, the majority of which are wholly-owned investments in companies in which the Corporation owns 20 percent to 50 percent of the voting common stock or otherwise exercises significant influence over operating and financial policies of the company are accounted for under the equity method. All significant intercompany transactions are eliminated in the consolidation process. Certain reclassifications have been made to the 1995 consolidated financial statements to conform with the 1996 presentation.

           CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of Three Months Ended March 31, 1996 to Three Months
Ended March 31, 1995

       Consolidated net broadcasting revenue for the three
months ended March 31, 1996 increased 20% to $62,208,000 from $51,858,000 for the same quarter of 1995. Station operating expenses increased 15% to $38,230,000 from $33,182,000.
Depreciation and amortization increased 4% from $8,399,000 to $8,755,000 in the first quarter of 1996. Station operating income increased $4,947,000 or 48% to $15,223,000, compared to
$10,276,000 for the first quarter of 1995.    Interest expense
increased 22% from $4,448,000 to $5,424,000 in the first quarter of 1996. Net income increased 133% from $2,679,000, or $.08 per share to $6,238,000, or $.18 per share.
       The majority of the growth in net broadcasting revenue and operating expenses was due to the improved operating results of the Company s radio stations in Houston and television stations in Memphis and Little Rock and the acquisitions of the broadcasting assets of WOOD-AM/FM and WBCT-FM in Grand Rapids, MI on February 14, 1996, the purchase of the broadcasting assets of WLYH-TV in Lancaster/Lebanon, PA and the broadcasting assets and the license of the Harrisburg, PA CBS-affiliate, WHP-TV, on October 31, 1995, the purchase of the broadcasting assets of WNFT-TV in Jacksonville, FL. The majority of the increase in depreciation and amortization was due to the above-mentioned acquisitions. Interest expense increased primarily due to an increase in the average amount of debt outstanding -- which resulted from the above-mentioned acquisitions, the purchase in May 1995 of a 50% interest in the Australian Radio Network
( ARN ) and the purchase in May 1995 of a 21.5% interest in Heftel Broadcasting ( Heftel ).
       The investments in ARN and Heftel are accounted for under the equity method; together they contributed $875,070 to net earnings in the first quarter of 1996. The majority of the increase in net income also was primarily due to the factors stated above, but was partially offset by an increase of $143,000 in corporate-related expenses.

Liquidity and Capital Resources

     The major sources of capital for the Company have historically been cash flow from operations, advances on its long-term line of credit facility (the "credit facility") and funds supplied by the Company's initial stock offering in April
1984 and subsequent stock offerings in July 1991 and October
1993. As of March 31, 1996, the Company had $357,500,000
outstanding under the $600,000,000 credit facility, a total of $12,000,000 in guarantees to third parties, and a $7,000,000 letter of credit, leaving $223,500,000 available for future borrowings under the credit facility. In addition, the Company had $12,474,000 in other debt and $12,006,000 in unrestricted cash and cash equivalents on hand at March 31, 1996. The Company is currently in discussions with its Administrative Lender to increase its revolving credit facility.
     During the first three months of the year, the Company made principal payments on the credit facility totaling $5,000,000 and purchased capital equipment totaling $3,873,000. In addition, the Company purchased the broadcasting assets of WOOD-AM/FM and WBCT-FM in Grand Rapids, MI, for approximately $43,050,000 before final prorations. This acquisition was financed by the Company s credit facility and cash flow from operations.
  Subsequent to March 31, 1996, the Company purchased US Radio,
Inc., which owns and operates 16 radio stations, for approximately $142,500,000 and entered into a letter of intent to purchase the broadcasting assets of WCUZ-AM/FM in Grand Rapids, MI and KQLL-AM/FM and KOAS-FM in Tulsa, OK for approximately $15,400,000, WTVR-AM/FM in Richmond, VA for approximately
$18,000,000 and a one-third interest in Radio New Zealand, which owns and operates 40 radio stations in New Zealand for approximately $20,500,000. The Company anticipates using the credit facility to fund these acquisitions. After giving effect to the above-mentioned transactions, subsequent to March 31, 1996, the Company will have $553,900,000 outstanding under the credit facility and $24,600,000 available for future borrowings.
  Finally, the Company entered into a letter of intent to purchase WPRI-TV in Providence, RI for approximately $68,000,000 and Radio Equity Partners, which owns and operates 19 radio stations for approximately $240,000,000. The Company anticipates consummating these transactions in the third quarter and expanding its credit facility and to use cash flow from operations to fund these acquisitions.
  The credit facility will convert to a reducing revolving line of credit on the last business day of September 1998, with quarterly repayment of the outstanding principal balance to begin the last business day of December 1998 and continue during the subsequent five year period, with the entire balance to be repaid by the last business day of September 2003.
  The Company believes that cash flow from operations will be sufficient to make all required future interest and principal payments on the credit facility and will be sufficient to fund all anticipated capital expenditures.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.  See Exhibit Index on Page 12
         (b)  Reports on Form 8-K
                      NONE

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Date      May 15, 1996                 L. Lowry Mays
        _________________________________________________
                                     (L. Lowry Mays - President
                                     and Chief Executive Officer)
                                     (Duly Authorized Officer)





Date     May 15, 1996              Herbert W. Hill, Jr.
       ________________________________________________
                                     (Herbert W. Hill, Jr. -
                                     Vice President and
                                     Principal Financial
                                          Officer)

Index to Exhibits

(a) 3.1  --    Articles of Incorporation, as amended, of
               Registrant
(m) 3.11 --    Articles of Amendment to the Articles of
               Incorporation of Clear Channel Communications,
               Inc.
(a) 4    --    Buy-Sell Agreement among Clear Channel
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

               Television, Inc.
(g)10.9 --     Radio Asset Merger Agreement dated March 22, 1994,
               by and between Metroplex Communications, Inc. and
               Clear Channel Radio, Inc.
(h)10.10 --    Radio Partnership Interest Purchase Agreement
               dated April 5, 1994, by and between Cook Inlet
               Communications, Inc. and WCC Associates and Clear
               Channel Radio, Inc.
(i)10.11 --    Television Asset Purchase Agreement September
               12,1994, by and between Heritage Broadcasting
               Company of New York, Inc. and Clear Channel
               Television, Inc. and Clear Channel Television
               Licenses, Inc.
(j)10.12 --    Radio Asset Purchase Agreement dated November
               17,1994, by and between Noble Broadcast of
               Houston, Inc. and Clear Channel Radio, Inc.
(k)10.13 --    Australian Radio Network Shareholders Agreement
               dated February, 1995, by and between APN
               Broadcasting Investments Pty Ltd, Australian
               Provincial Newspapers Holdings Limited, APN

               Broadcasting Pty Ltd and Clear Channel Radio, Inc.
               and Clear Channel Communications, Inc.
(l)10.14 --    $600,000,000 Amended and Restated Credit Agreement
               Among Clear Channel Communications, Inc., Certain
               Lenders, and NationsBank of Texas, N.A., as
               Administrative Lender, dated October 19, 1995.
(m)10.15 --    Clear Channel Communications, Inc. 1994 Incentive
               Stock Option Plan.
(m)10.16 --    Clear Channel Communications, Inc. 1994
               Nonqualified Stock Option Plan.
(m)10.17 --    Clear Channel Communications, Inc. Directors'
               Nonqualified Stock Option Plan.
(m)10.18 --    Option Agreement for Officer
(n)10.19 --    Employment Agreement between Clear Channel
               Communications, Inc. and L. Lowry Mays

   (a) -- Incorporated by reference to the exhibits of the Company's Registration Statement on Form S-1(Reg. No. 289161) dated April 19, 1984.
   (b) -- Incorporated by reference to the Registrant's Form 8-K dated July 14, 1992.
   (c) -- Incorporated by reference to the Registrant's Form 10-Q dated May 12, 1993.
   (d) -- Incorporated by reference to the Registrant's Form 8-K dated September 2, 1993.
   (e) -- Incorporated by reference to the Registrant's Form 10-Q dated November 1, 1993.
   (f) -- Incorporated by reference to the Registrant's Form 8-K dated October 27, 1993.
   (g) -- Incorporated by reference to the Registrant's Form 8-K dated October 26, 1994.
   (h) -- Incorporated by reference to the Registrant's Form 10-Q dated November 14 1994.
  (i) -- Incorporated by reference to the Registrant's Form 8-K dated December 14, 1994.
  (j) -- Incorporated by reference to the Registrant's Form 8-K dated January 13, 1995.
  (k) -- Incorporated by reference to the Registrant's Form 8-K dated May 26, 1995.
  (l) -- Incorporated by reference to the Registrant's Form 10-Q dated November 14, 1995.
  (m) -- Incorporated by reference to the Registrant's Form S-8 dated November 20, 1995.
  (n) -- Incorporated by reference to the Registrant's Form 10-K dated March 29, 1996.