Form 10-Q
period 1996-06-30
CLEAR CHANNEL COMMUNICATIONS INC
filed 1996-08-14
CIK 739708

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


QUARTERLY REPORT UNDER SECTION 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1996  Commission file number
1-9645


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
Yes __x__ No _____

   Indicate the number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practicable date.



            Class                Outstanding at August 2, 1996
  ----------------------------   ---------------------------
Common Stock, $.10 par value     38,101,512

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

INDEX


                                                    Page No.
                                                    --------

Part I Financial Information

  Item 1.  Unaudited Financial Statements

    Consolidated Balance Sheets at June 30, 1996
      and December 31, 1995                               3

    Consolidated Statements of Operations for the three and six
       months ended June 30, 1996 and 1995               5

    Consolidated Statements of Cash Flows for the six
      months ended June 30, 1996 and 1995                6

    Notes to Consolidated Financial Statements           8

  Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                9


Part II Other Information

  Item 6.  Exhibits and reports on Form 8-K              11

           (a)  Exhibits
           (b)  Reports on Form 8-K

  Signatures                                             11

  Index to Exhibits                                      12

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

                             June 30,    December 31,
                              1996           1995
                            (Unaudited)      (*)
                             __________    __________
Current Assets
  Cash and cash
   equivalents              $12,296,735    $5,391,104
  Accounts receivable,
   less allowance of  $6,604,610
   in 1996 and $3,809,529
   in 1995                   60,611,896    52,920,450
  Film rights - current       9,785,416    12,173,527
                             __________    __________
    Total Current Assets     82,694,047    70,485,081
Property, Plant and Equipment

Land                          9,322,504     7,821,899
Buildings                    19,371,153    17,068,026
  Transmitter and studio
   equipment                124,111,352   109,517,279
  Furniture and other
   equipment                 17,150,107    13,996,987
  Leasehold improvements      4,752,875     4,560,289
  Construction in progress    7,260,327     5,079,864
                             __________    __________
                            181,968,318   158,044,344
  Less accumulated
    depreciation             67,412,598    58,159,152
                             __________   ___________
                            114,555,720    99,885,192
Intangible Assets
  Leases                      1,455,000     1,455,000
  Network affiliation
   agreements                23,422,904    23,422,904
  Licenses and goodwill     469,571,284   286,406,955
  Covenants not-to-compete   22,991,932    22,871,932
  Other intangible assets     4,751,092     4,361,987
                             __________   ___________
                            522,192,212   338,518,778
  Less accumulated
   amortization              62,218,480    52,192,327
                             __________   ___________
                            459,973,732   286,326,451
Other
  Film rights                12,320,488    15,968,502
  Equity investments in,
   and advances
   to, nonconsolidated
   affiliates                81,298,952    81,911,343
  Other assets               15,908,529     7,021,531
  Other investments           1,890,183     1,412,704
                            ___________     _________
Total Assets               $768,641,651  $563,010,804
                            ===========   ===========
    * From audited financial statements

      CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
              LIABILITIES AND SHAREHOLDERS' EQUITY

                              June 30,   December 31,
                                1996          1995
                            (Unaudited)        (*)
                             __________    __________
Current Liabilities
  Accounts payable         $ 5,026,514  $  5,314,716
  Accrued interest           1,488,858       508,271
  Accrued expenses           9,060,863     7,760,002
  Accrued income and other
   taxes                    10,091,443     5,906,580
  Current portion of
   long-term debt            3,405,130     3,406,297
  Current portion of
   film rights
   liability                11,550,619    13,109,024
                          ____________   ___________
    Total Current
      Liabilities           40,623,427    36,004,890

Long-Term Debt             237,486,363   334,163,729

Film Rights Liability       12,414,897    17,143,812

Deferred Income Taxes        5,552,835     5,552,835

Minority Interests           6,353,155     6,432,903

Shareholders' Equity
  Common Stock               3,811,482     3,459,269
  Additional paid-in
    capital                374,528,761    91,433,138
  Retained earnings         87,145,667    68,359,190
  Other                        896,062       632,036
  Cost of shares held in
   treasury                   (170,998)     (170,998)
                           ___________   ___________
   Total Shareholders'
    Equity                 466,210,974   163,712,635
                           ___________   ___________
Total Liabilities and
   Shareholders' Equity   $768,641,651  $563,010,804
                           ===========   ===========

* From audited financial statements

See Notes to Consolidated Financial Statements

      CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                   Six Months Ended          Three Months Ended
                      June 30,               June 30,
                   ____________________    ____________________
                      1996         1995        1996        1995
                      ____         ____        ____        ____

Gross broadcasting
 revenue     $162,546,416 $130,988,483$ 92,406,491$ 72,342,267
Less agency
 commissions   (18,969,700)(15,402,977)(11,038,220) (8,614,453)
                __________   __________  __________  __________

Net broadcasting
 revenue      143,576,716  115,585,506  81,368,271  63,727,814

Station operating
 expenses      81,992,351   67,333,801  43,762,099  34,151,824
Depreciation and
 amortization   19,342,559  16,565,028  10,587,534   8,165,573
               __________   __________   __________  __________
Station operating
 income        42,241,806   31,686,677  27,018,638  21,410,417

Corporate general and
 administrative
 expenses       3,477,582    3,116,222   1,804,011   1,585,898
               __________   __________   __________  __________
Operating
  income       38,764,224    28,570,455 25,214,627  19,824,519

Interest
  expense     (11,745,309)  (9,662,252) (6,321,472) (5,214,279)
Other income
 (expense)        186,457       17,239     (19,358)   (241,341)
Equity in net
 income of,
 and other
 income from,
 nonconsolidated
 affiliates     2,070,255       478,186  1,195,185     478,186
               __________   __________   __________  __________
Income before
 income taxes  29,275,627    19,403,628 20,068,982  14,847,085
Income tax
 expense       10,489,151     7,586,619   7,520,835   5,709,243
               __________   __________   __________  __________

  Net income   $18,786,476  $11,817,009 $12,548,147 $ 9,137,842
               ==========    ==========   ==========  ==========
Net income
 per common
 share        $       .53  $       .34$        .35  $      .26
               ==========   ==========   ==========  ==========
Weighted average
 common shares and
 common share
 equivalents
 outstanding   35,590,229   35,043,900  35,919,701  35,055,968
               ==========   ==========   ==========  ==========

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                         Six Months Ended
                          June 30,
                           _______________
                                     1996          1995
                                     ____          ____
Net Cash From Operating
  Activities                 $43,104,940   $29,273,797

Cash flows from investing activities:
 Decrease in restricted cash         --     38,500,000
 Purchase of broadcasting
  assets                    (207,122,692)  (65,300,000)
Purchase of equity in
  and advances to
  nonconsolidated
  affiliates                     876,417   (91,301,613)
 Proceeds from disposal of
   broadcasting assets            14,108       367,050
(Increase) in other investments (477,479)     (460,329)
 Purchases of property,
  plant and equipment         (8,688,114)   (4,601,593)
 (Increase) in other intangible
   assets                       (389,105)     (218,376)
(Increase) in goodwill                          (7,665)
 (Increase) in other-net      (7,105,746)   (1,003,858)
                             ___________  ____________
 Net cash (used in) investing
  activities                (222,892,611) (124,026,384)

Cash flows from financing activities:
 Proceeds from issuance of common
   stock                     283,342,500            --
 Proceeds of long-term debt  204,525,000    124,500,000
 Payments on short-term debt    (179,534)     (255,792)
 Payments on long-term debt (301,100,000)  (28,200,000)
 Exercise of incentive stock
options                          105,336       285,013
                             ___________   ___________
 Net cash provided by financing
   activities                 186,693,302   96,329,221
                             ___________   ___________
    Net increase in cash       6,905,631     1,576,634
  Cash at beginning of period  5,391,104     6,817,595
                               _________    __________
  Cash at end of period      $12,296,735    $8,394,229
                              ==========    ==========

      CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
            SCHEDULE RECONCILING EARNINGS TO NET CASH
                 FLOW FROM OPERATING ACTIVITIES
                           (UNAUDITED)

                         Six Months Ended
                          June 30,
                           _______________
                                     1996          1995
                                     ____          ____

  Net income                $ 18,786,476   $ 11,817,009

Reconciling Items:
  Depreciation                 9,316,408     7,464,094
  Amortization of intangibles  10,026,151     9,100,935
  Amortization of film rights   6,627,659     5,200,962
  Payments on film rights      (6,860,044)   (5,076,718)
  (Gain) on disposal of assets    (19,557)     (296,242)
Changes in operating assets and
 liabilities:
  (Increase) accounts
    receivable                  (170,262)     (754,497)
  (Decrease) accounts
    payable                     (348,202)   (1,251,653)
  Increase accrued interest      980,587        483,651
  Increase (Decrease)
   accrued expenses              580,861      (314,818)
  Increase accrued income and other
   taxes                       4,184,863      2,901,074
                              __________     __________

Net cash from operating
  activities                 $43,104,940   $29,273,797
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

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of Three Months Ended June 30, 1996 to Three Months
Ended June 30, 1995

       Consolidated net broadcasting revenue for the three months ended June 30, 1996 increased 28% to $81,368,000 from $63,728,000 for the same quarter of 1995.  Station operating expenses increased
28% to $43,762,000 from $34,152,000.   Depreciation and
amortization increased 30% from $8,166,000 to $10,588,000 in the first quarter of 1996. Station operating income increased $5,608,000 or 27% to $27,019,000, compared to $21,410,000 for the second quarter of 1995. Interest expense increased 21% from $5,215,000 to $6,321,000 in the second quarter of 1996. Net income increased 37% from $9,138,000, or $.26 per share to $12,548,000 or
$.35 per share.

       The majority of the growth in net broadcasting revenue and operating expenses was due to the improved operating results of the Company's radio stations in Houston and television stations in Memphis and Little Rock, along with the operating results of the radio and television stations acquired and/or operated under local marketing agreements (LMAs) as listed below:

Date        Acquired/LMA station/group -location(s)

May 1996    Acquired US Radio, Inc. - Houston, TX; Little Rock,
            AR; Raleigh, NC; Norfolk, VA; Reading, PA; El Paso,
            TX; Milwaukee, WI; Memphis, TN
May 1996    Acquired WTVR-AM/FM -- Richmond, VA
May 1996    LMA of WCUZ-AM/FM in Grand Rapids, MI; JSA of
            KQLL-AM/FM and KOAS-FM in Tulsa, OK
February 1996    Acquired WOOD-AM/FM - Grand Rapids, MI
October 1995     Acquired WHP-TV - Harrisburg, PA
October 1995     LMA of WLYH-TV - Harrisburg, PA

The majority of the increase in depreciation and amortization was due to the above-mentioned acquisitions. Interest expense increased primarily due to an increase in the average amount of debt outstanding -- which resulted from the above-mentioned acquisitions and was partially offset by the paydown of debt with the majority of the proceeds from the Company's offering of 3,850,000 additional shares of its Common Stock on June 14, 1996.

The Company's investments in ARN and Heftel are accounted for under the equity method; together they contributed $1,195,185 to net earnings in the second quarter of 1996. The majority of the increase in net income also was primarily due to the factors discussed above, but was partially offset by an increase of $218,113 in corporate general and administrative expenses attributable to the Company's growth through acquisitions.
       Consolidated net broadcasting revenue for the six months ended June 30, 1996 increased 24% to $143,577,000 from $115,586,000 for the same period in 1995. Station operating expenses increased 22% to $81,992,000 from $67,334,000. Station operating income increased $13,333,000 or 28% to $61,584,000, compared to
$48,252,000 for the first half of 1995. Depreciation and amortization increased 17% from $16,565,000 to $19,343,000 in the first half of 1995. Interest expense increased 22% from $9,662,000 to $11,745,000. Net income increased to $18,786,000 or $.53 per share from $11,871,000 or $.34 per share for the same period in 1995.

The majority of the revenue growth, increases in operating expenses and increases in depreciation and amortization were due to the acquisitions mentioned on page 9. Interest expense increased due to an increase in the Company's average amount of debt outstanding resulting from the acquisitions mentioned on page 9. The increase in net income also was attributable to the factors stated above, but was partially offset by an increase of $361,000 in corporate general and administrative expenses. The Company's investments in the Australian Radio Network and Heftel Broadcasting Corporation contributed $2,070,000 to net earnings in the six months ended June 30, 1996.

Liquidity and Capital Resources

     The major sources of capital for the Company have historically been cash flow from operations, advances on its long-term line of credit facility (the "credit facility") and funds supplied by the Company's initial stock offering in April 1984 and subsequent stock offerings in July 1991, October 1993 and June 1996. As of June 30, 1996, the Company had $228,425,000 outstanding under the $600,000,000 credit facility, a total of $11,575,000 in guarantees to third parties, a $7,000,000 letter of credit and a $3,000,000 suretyship, leaving $350,000,000 available for future borrowings under the credit facility. In addition, the Company had $12,296,735 in unrestricted cash and cash equivalents on hand at June 30, 1996.
 In August 1996, the Company expanded its revolving credit facility from $600,000,000 to $1.0 billion. This will facilitate the Company's ability to acquire additional broadcast properties in the future.
       The credit facility will convert to a reducing revolving line of credit on the last business day of September 1998, with quarterly repayment of the outstanding principal balance to begin the last business day of December 1998 and continue during the subsequent five year period, with the entire balance to be repaid by the last business day of September 2003.
       The Company believes that cash flow from operations will be sufficient to make all required future interest and principal payments on the credit facility and will be sufficient to fund all anticipated capital expenditures.
     During the fist six months of 1996, the Company made principal payments on the credit facility totaling $301,100,000, the majority of which was funded by the Company's issuance of 3,850,000 additional shares of its Common Stock, and purchased capital equipment totaling $8,688,114. In addition, during the second quarter of 1996, the Company purchased US Radio, Inc., which owns and operates 16 radio stations, for approximately $142,500,000, WTVR-AM/FM in Richmond, VA for approximately $18,000,000 and a one-third interest in Radio New Zealand, which owns and operates 40 radio stations in New Zealand for approximately $20,500,000.
  Subsequent to June 30, 1996 the Company purchased for approximately $68,000,000 the broadcast assets of WPRI-TV, the CBS affiliate in Providence, Rhode Island and entered into an LMA for Fox affiliate WNAC-TV, also in Providence.
  On August 1, 1996, the Company purchased the broadcast assets of 14 radio stations in six markets from Radio Equity Partners, L.P.
(REP). The Company's acquisition of the broadcast assets of additional REP stations in Memphis and Providence is pending FCC approval of the transfer of the licenses for these stations and is anticipated to close late in the third or fourth quarter of 1996.
  Finally, on August 5, 1996, the Company executed its stock purchase agreement and tender offer for the purchase of 5,141,022 shares of common stock of Heftel Broadcasting Corporation for $23.00 per share. This raises the Company's investment in Heftel to 7,297,821, or approximately 63.2% of the total number of, Heftel Class A common shares outstanding. Heftel has no more Class B common shares outstanding after this tender offer.
  All of these acquisitions were funded by the Company's credit facility and cash flow from operations.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.  See Exhibit Index on Page 12
         (b)  Reports on Form 8-K

A report on Form 8-K dated May 24, 1996 was filed during the second quarter of 1996 with respect to the Registrant's acquisition of the common stock of US Radio, Inc. (USR). Audited and unaudited financial statements of USR were included in this filing and consisted of audited balance sheets and related statements of operations and cash flows for the year ended December 31, 1995 and unaudited balance sheets and statements of operations for the three months ended March 31, 1996.

A report on Form 8-K dated June 5, 1996 was filed during the second quarter of 1996 with respect to the Registrant's acquisition of the broadcast assets of Radio Equity Partners, L.P. (REP). Audited and unaudited financial statements of REP were included in this filing and consisted of audited balance sheets and related statements of operations and cash flows for the year ended December 31, 1995 and unaudited balance sheets and statements of operations for the three months ended March 31, 1996.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date      August 14, 1996                 /s/L. LOWRY MAYS
                                     (L. Lowry Mays - President and
                                     Chief Executive Officer)
                                     (Duly Authorized Officer)


Date     August 14, 1996                  /s/HERBERT W. HILL, JR.
                                     (Herbert W. Hill, Jr. -
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
               Communications, Inc., L. Lowry Mays, B. J. McCombs,
               John M. Schaefer and John W. Barger dated May 31,
               1977.
 (a)10.1 --    Incentive Stock Option Plan of Clear Channel
               Communications, Inc. as of January 1, 1984.
 (b)10.2 --    Television Asset Purchase Agreement dated January
               27, 1992, by and between Chase Broadcasting of
               Memphis, Inc. and Clear Channel Television, Inc.
 (b)10.3 --    Radio Asset Purchase Agreement dated January 31,
               1992, by and between Noble Broadcasting of
               Connecticut, Inc. and Clear Channel Radio, Inc.
 (b)10.4 --    Radio Asset Purchase Agreement dated April 19,
               1992, by and between Edens Broadcasting, Inc. and
               Clear Channel Radio, Inc.
 (k)10.33 --   Radio Asset Purchase Agreement dated January 31,
               1993, by and between KHFI Venture, LTD. and Clear
               Channel Radio, Inc.
 (l)10.34 --   Radio Asset Purchase Agreement dated December 28,
               1992, by and between Westinghouse Broadcasting
               Company, Inc. and Clear Channel Radio, Inc.
 (c)10.5 --    Radio Asset Purchase Agreement dated December 23,
               1992, by and between-Inter-Urban Broadcasting of
               New Orleans Partnership and Snowden Broadcasting,
               Inc.
 (d)10.6 --    Television Asset Purchase Agreement dated August
               19, 1993, by and between Television Marketing Group
               of Memphis, Inc. and Clear Channel Television, Inc.
 (e)10.7 --    Radio Asset Purchase Agreement April 1, 1993, by
               and Capital Broadcasting of Virginia, Inc. and
               Clear Channel Radio, Inc.
 (f)10.8 --    Television Asset Purchase Agreement dated August
               31, 1993, by and between Nationwide Communications,
               Inc. and Clear Channel Television, Inc.
 (g)10.9 --    Radio Asset Merger Agreement dated March 22, 1994,
               by and between Metroplex Communications, Inc. and
               Clear Channel Radio, Inc.
 (h)10.10 --   Radio Partnership Interest Purchase Agreement dated
               April 5, 1994, by and between Cook Inlet
               Communications, Inc. and WCC Associates and Clear
               Channel Radio, Inc.
 (i)10.11 --   Television Asset Purchase Agreement September
               12,1994, by and between Heritage Broadcasting
               Company of New York, Inc. and Clear Channel
               Television, Inc. and Clear Channel Television
               Licenses, Inc.
 (j)10.12 --   Radio Asset Purchase Agreement dated November
               17,1994, by and between Noble Broadcast of Houston,
               Inc. and Clear Channel Radio, Inc.
 (k)10.13 --   Australian Radio Network Shareholders Agreement
               dated February, 1995, by and between APN
               Broadcasting Investments Pty Ltd, Australian
               Provincial Newspapers Holdings Limited, APN
               Broadcasting Pty Ltd and Clear Channel Radio, Inc.
               and Clear Channel Communications, Inc.
 (l)10.14 --   $600,000,000 Amended and Restated Credit Agreement
               Among Clear Channel Communications, Inc., Certain
               Lenders, and NationsBank of Texas, N.A., as
               Administrative Lender, dated October 19, 1995.
 (m)10.15 --   Clear Channel Communications, Inc. 1994 Incentive
               Stock Option Plan.
 (m)10.16 --   Clear Channel Communications, Inc. 1994
               Nonqualified Stock Option Plan.
 (m)10.17 --   Clear Channel Communications, Inc. Directors'
               Nonqualified Stock Option Plan.
 (m)10.18 --   Option Agreement for Officer
 (n)10.19 --   Employment Agreement between Clear Channel
               Communications, Inc. and L. Lowry Mays
 (o) 10.20 --  Stock Purchase Agreement dated as of March 4, 1996 by and among US Radio Stations, L.P., Blackstone
               USR Capital Partners L.P., Blackstone USR Offshore
               Capital Partners L.P., Blackstone Family Investment
               Partnership II L.P., BCP Radio L.P., BCP Offshore
               Radio L.P., US Radio Inc., Clear Channel
               Communications of Memphis, Inc. and Clear Channel
               Communications, Inc.
 (p) 10-21 --  Asset Purchase Agreement, dated as of May 9, 1996, by and among REP New England G.P., REP Southeast
               G.P., REP Ft. Myers G.P., REP Rhode Island G.P.,
               REP Florida G.P., REP WHYN G.P., REP WWBB G.P.,
               S.E. Licensee G.P.,     REP WCKT G.P. and RI
               Licensee G.P., Radio Station Management, Inc.,
               Clear Channel Radio, Inc., and Clear Channel Radio
               Licenses, Inc.
 (q) 10.22 --  Tender Offer between Clear Channel Radio, Inc. and
               Heftel Broadcasting Corporation dated June 1, 1996
 (q) 10.23 --  Stock Purchase Agreement between Clear Channel
               Radio, Inc. and Certain Shareholders of Heftel
               Broadcasting Corporation dated June 1, 1996
 (r) 10.24 --  Agreement and Plan of Merger Between Clear Channel
               Communications, Inc. ("PARENT") and Tichenor Media
               System, Inc. ("TICHENOR") dated July 9, 1996
 (s) 10.25 --  Amended and Restated Credit Agreement dated as of
               August 1, 1996 among Parent, the Lenders from time to time party thereto and NationsBank of Texas, N.A.

   (a) -- Incorporated by reference to the exhibits of the Company's Registration Statement on Form S-1(Reg. No. 289161) dated April 19, 1984.
    (b) -- Incorporated by reference to the Registrant's Form 8-K dated July 14, 1992.
    (c) -- Incorporated by reference to the Registrant's Form 10-Q dated May 12, 1993.
    (d) -- Incorporated by reference to the Registrant's Form 8-K dated September 2, 1993.
    (e) -- Incorporated by reference to the Registrant's Form 10-Q dated November 1, 1993.
   (f) -- Incorporated by reference to the Registrant's Form 8-K dated October 27, 1993.
    (g) -- Incorporated by reference to the Registrant's Form 8-K dated October 26, 1994.
    (h) -- Incorporated by reference to the Registrant's Form 10-Q dated November 14 1994.
   (i) -- Incorporated by reference to the Registrant's Form 8-K dated December 14, 1994.
   (j) -- Incorporated by reference to the Registrant's Form 8-K dated January 13, 1995.
   (k) -- Incorporated by reference to the Registrant's Form 8-K dated May 26, 1995.
   (l) -- Incorporated by reference to the Registrant's Form 10-Q dated November 14, 1995.
   (m) -- Incorporated by reference to the Registrant's Form S-8 dated November 20, 1995.
   (n) -- Incorporated by reference to the Registrant's Form 10-K dated March 29, 1996.
   (o) -- Incorporated by reference to the Registrant's Form 8-K dated May 24, 1996.
   (p) -- Incorporated by reference to the Registrant's Form 8-K dated June 5, 1996.
   (q) -- Incorporated by reference to the Registrant's Amendment 2 to Form S-3 dated June 14, 1996.
   (r) -- Incorporated by reference to Heftel Broadcasting Corporation's Amendment 2 to Form SC 14D1/A dated July 9, 1996.
   (s) -- Incorporated by reference to Heftel Broadcasting Corporation's Amendment 4 to Form SC 14D1/A dated August 5, 1996.