Form 10-Q
period 1996-09-30
CLEAR CHANNEL COMMUNICATIONS INC
filed 1996-11-12
CIK 739708

FORM 10-Q


   SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


QUARTERLY REPORT UNDER SECTION 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1996  Commission file number
1-9645


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
Yes __x__ No _____

   Indicate the number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practicable date.



              Class             Outstanding at November 8, 1996
  ----------------------------    ---------------------------
Common Stock, $.10 par value                   38,482,600





CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

INDEX

                                                    Page No.
                                                    --------

Part I Financial Information

  Item 1.  Unaudited Financial Statements

    Consolidated Balance Sheets at September 30, 1996
        and December 31, 1995
3

    Consolidated Statements of Earnings for the three and nine months ended September 30, 1996 and 1995
       5

    Consolidated Statements of Cash Flows for the nine
        months ended September 30, 1996 and 1995
       6

    Schedule Reconciling Earnings to Net Cash from
       7
         Operating Activities

    Notes to Consolidated Financial Statements
       8

  Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations
            9


Part II Other Information

  Item 6.  Exhibits and reports on Form 8-K
       11

             (a)  Exhibits
             (b)  Reports on Form 8-K

  Signatures                                                  12

  Index to Exhibits                                           12





CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
                              September 30,        December 31,
                                         1996
1995
                                  (Unaudited)               (*)
                                   __________        __________
Current Assets
  Cash and cash equivalents       $17,910,407        $5,391,104
  Accounts receivable, less
    allowance of  $8,413,726
    in 1996 and $3,809,529 in 1995 64,035,440        52,920,450
  Film rights - current            14,630,243        12,173,527
                                   __________        __________
    Total Current Assets           96,576,090        70,485,081
Property, Plant and Equipment


 Land                              10,695,750         7,821,899
 Buildings                         24,507,748        17,068,026
  Transmitter and studio
   equipment                      142,273,159       109,517,279
  Furniture and other equipment    18,869,679        13,996,987
  Leasehold improvements            4,974,704         4,560,289
  Construction in progress          9,892,583         5,079,864
                                   __________        __________
                                  211,213,623       158,044,344
  Less accumulated depreciation    72,558,071        58,159,152
                                   __________       ___________
                                  138,655,552        99,885,192
Intangible Assets
  Leases                            1,455,000         1,455,000
  Network affiliation agreements   33,726,904        23,422,904
  Licenses and goodwill           687,907,120       286,406,955
  Covenants not-to-compete         22,991,932        22,871,932
  Other intangible assets           6,387,173         4,361,987
                                   __________       ___________
                                  752,468,129       338,518,778
  Less accumulated amortization    70,092,032        52,192,327
                                   __________       ___________
                                  682,376,097       286,326,451
Other
  Notes Receivable - Long Term     53,262,466               --
  Film rights                      15,483,831        15,968,502
  Equity investments in, and
   advances
   to, nonconsolidated affiliates 222,575,111        81,911,343
  Other assets                     20,103,222         7,021,531
  Other investments                 1,929,090         1,412,704
                                  ___________         _________
Total Assets                   $1,230,961,459      $563,010,804





* From audited financial statements

       CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
              LIABILITIES AND SHAREHOLDERS' EQUITY

                               September 30,       December 31,
                                      1996              1995
                                  (Unaudited)            (*)
                                   __________        __________
Current Liabilities
  Accounts payable                $ 7,284,892     $  5,314,716
  Accrued interest                  3,234,706          508,271
  Accrued expenses                  9,633,693        7,760,002
  Accrued income and other taxes    1,058,105        5,906,580
  Deferred income - current         1,460,000              --
  Current portion of long-term
   debt                            3,478,497         3,406,297
  Current portion of film rights
   liability                      16,566,213        13,109,024
                                  __________       ___________
Total Current Liabilities         42,716,106        36,004,890

Long-Term Debt                   651,879,590       334,163,729

Film Rights Liability             15,773,428        17,143,812

Deferred Income Taxes              5,552,835          5,552,835
Deferred Income - Long Term       11,455,000                --

Minority Interests                 6,386,670         6,432,903

Shareholders' Equity
  Common Stock                     3,847,957         3,459,269
  Additional paid-in capital      402,430,511       91,433,138
  Retained earnings               90,194,298        68,359,190
  Other equity                       896,062           632,036
  Cost of shares held in treasury   (170,998)         (170,998)
                                 ___________       ___________
   Total Shareholders' Equity    497,197,830       163,712,635
                                 ___________       ___________
Total Liabilities and
   Shareholders' Equity       $1,230,961,459      $563,010,804
                                 ===========       ===========

* From audited financial statements
See Notes to Consolidated Financial Statements

       CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF EARNINGS
                           (UNAUDITED)

                   Nine Months Ended         Three Months Ended
               September 30,                      September 30,
                    ____________________   ____________________
                        1996        1995        1996       1995
                        ____        ____        ____       ____

Gross
  broadcasting
 revenue       $269,735,560   $203,558,047 $107,189,144   $69,507,801

Less agency
  commissions   (31,319,386)   (27,934,410) (12,349,686)   (9,469,670)
                  __________     __________   __________    __________

Net broadcasting
  revenue       238,416,174    175,623,637   94,839,458    60,038,131

Station operating
  expenses      135,401,285     99,438,123   53,408,934    32,104,322
Depreciation and
 amortization    32,364,748     24,583,103   13,022,189     8,018,075
                 __________     __________    __________    __________
Station operating
  income          70,650,141    51,602,411   28,408,335    19,915,734

Corporate general and
 administrative
  expenses        5,647,710      4,724,465    2,170,128     1,608,243
                 __________     __________    __________    __________
Operating income 65,002,431      46,877,946  26,238,207    18,307,491

Interest expense(19,778,376)   (15,221,397)  (8,033,067)   (5,559,145)
Other income
  (expense)         665,802        (80,856)      479,345      (98,095)
                 __________     __________    __________    __________

Income before
  income taxes   45,889,857      31,575,693  18,684,485    12,650,251
Income tax
  expense        17,426,852     13,170,569    7,260,782     5,698,411
                  __________    ___________   __________    __________
   Income before
    equity in net
   earnings of
   nonconsolidated
   affiliates     28,463,005     18,405,124   11,423,703     6,951,840
Equity in net earnings of
   nonconsolidated affiliates   (6,627,898)    1,525,294   (8,375,072)
1,161,568
                   _________      _________    _________     _________

  Net income   $ 21,835,107   $ 19,930,418  $ 3,048,631   $ 8,113,408
                ============  ============= ============  ============

Net income per common
 share
                     $  .59          $ .57      $   .08        $  .23
                     =======         ======     ========      ========

Weighted average
  common shares and
  common share equivalents
  outstanding    36,778,928     35,079,762   39,120,499    35,102,456






See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                              Nine Months Ended
                                                  September 30,
                                                _______________
                                         1996              1995
                                         ____              ____
Net cash from operating
  activities                      $70,153,589       $48,118,030

Cash flows from investing activities:
  (Increase) in notes
   receivable                    (53,262,466)               --
  Decrease in restricted cash             --         38,500,000
Purchase of broadcasting assets (464,289,248) (65,300,000) (Increase) in equity investments in and advances to nonconsolidated
   affiliates - net            (140,399,742)       (82,069,590)
 Proceeds from disposal of
   broadcasting assets                14,108           368,659
(Increase) in other investments     (516,386)           (2,000)
 Purchases of property, plant and
   equipment                     (14,986,565)       (6,105,546)
(Increase) in other intangible
  assets                          (2,025,186)         (317,999)
(Increase) in goodwill                    --           (52,340)
 (Increase) in other-net         (11,266,924)       (1,431,894)
                                 ___________      ____________
 Net cash used by investing
  activities                    (686,732,409)     (116,410,710)

Cash flows from financing activities:
 Proceeds from issuance of common
  stock                          311,165,837                --
 Proceeds of long-term debt      634,875,000        124,500,000
 Payments on short-term debt        (262,939)         (493,686)
 Payments on long-term debt     (316,900,000)      (53,800,000)
 Exercise of incentive stock options 220,225           309,953
                                 ___________       ___________
 Net cash provided by financing
   activities                     629,098,123       70,516,267
                                 ___________       ___________
    Net increase in cash          12,519,303         2,223,587
  Cash at beginning of period      5,391,104         6,817,595
                                   _________        __________
  Cash at end of period          $17,910,407        $9,041,182
                                  ==========        ==========

            CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                 SCHEDULE RECONCILING EARNINGS TO NET CASH
                         FROM OPERATING ACTIVITIES
                                (UNAUDITED)
                                              Nine Months Ended
                                                  September 30,
                                                _______________
                                         1996              1995
                                         ____              ____

  Net income                    $ 21,835,107       $ 19,930,418

Noncash expenses, revenues, losses
 and gains included in net income:
  Depreciation                    14,465,043        11,252,819
  Amortization of intangibles     17,899,705        13,330,284
  Amortization of film rights     10,533,301         7,871,610
  Payments on film rights        (10,395,665)       (7,447,021)
  (Gain) on disposal of assets       (23,627)         (296,926)
Changes in operating assets and liabilities:
  Decrease accounts receivable      1,982,898        1,089,773
  Increase deferred income         12,915,000               --
  Increase (decrease) accounts
    payable                         1,910,176       (1,391,250)
  Increase accrued interest         2,726,435           278,073
  Increase (decrease) accrued expenses1,153,691       (112,599)
  Increase (decrease) accrued income
    and other taxes               (4,848,475)        3,612,849
                                   __________       __________

Net cash from operating
  activities                     $ 70,153,589      $48,118,030
                                  ==========        ==========

See Notes to Consolidated Financial Statements

           CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

Note 1:  PREPARATION OF INTERIM FINANCIAL STATEMENTS

     The consolidated financial statements have been prepared by Clear Channel Communications, Inc. ("Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report.

     The consolidated financial statements include the accounts of the Company and its subsidiaries, the majority of which are wholly-owned investments in companies in which the Company owns 20 percent to 50 percent of the voting common stock or otherwise exercises significant influence over operating, and financial policies of the company are accounted for under the equity method. All significant intercompany transactions are eliminated in the consolidation process. Certain reclassifications have been made to the 1995 consolidated financial statements to conform with the 1996 presentation.

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of Three Months Ended September 30, 1996 to Three Months Ended September 30, 1995

       Consolidated net broadcasting revenue for the three months ended September 30, 1996 increased 58% to $94,839,000 from $60,038,000 for the same quarter of 1995. Station operating expenses increased 66% to $53,409,000 from $32,104,000. Depreciation and amortization increased 62% from $8,018,000 to $13,022,000 in the third quarter of 1996. Station operating income increased $8,492,000 or 43% to $28,408,000, compared to $19,916,000 for the third quarter of 1995. Interest expense increased 45% from $5,559,000 to $8,033,000 in the third quarter of 1996. Net income decreased 62% from $8,113,000, or $.23 per share, to $3,049,000, or $.08 per share.

       The majority of the growth in net broadcasting revenue and operating expenses was due to the improved operating results of the Company's radio stations in Houston, along with the operating results of the following significant radio and television stations acquired and/or operated under local marketing agreements (LMAs) and joint sales agreements (JSAs):

      Date                      Description
_________________________________________________________________

August 1996         Acquired  41.8% of Heftel Broadcasting Corporation
                    (Heftel)  -- 16 Spanish language stations in the United
States
August 1996         Acquired fourteen stations from Radio Equity Partners -
Springfield, MA;Winston-Salem/Greensboro, NC; Columbia, SC; Fort Meyers, FL;
New Orleans, LA;               and Oklahoma City, OK
July 1996           Acquired WPRI-TV - Providence, RI; LMA of WNAC-TV -
                    Providence, RI
July 1996           Acquired 33.3% of Radio New Zealand with 41 radio
                    stations throughout New Zealand
May 1996            Acquired sixteen radio stations from US Radio, Inc.
Houston, TX; Little Rock,      AR; Raleigh, NC; Norfolk, VA; Reading, PA; El
Paso, TX; Milwaukee, WI;             Memphis, TN
May 1996            Acquired WTVR-AM/FM -- Richmond, VA
May 1996            LMA of WCUZ-AM/FM in Grand Rapids, MI; JSA of KQLL-AM/FM
                    and KOAS-FM in   Tulsa, OK
February 1996       Acquired WOOD-AM/FM and WBCT-FM - Grand Rapids, MI
October 1995        Acquired WHP-TV - Harrisburg, PA
October 1995        LMA of WLYH-TV - Harrisburg, PA
May 1995            Acquired 50% of Australian Radio Network (ARN) -- serving
                    8 markets in Australia
May 1995            Acquired 21.4% of  Heftel

The majority of the increase in depreciation and amortization was due to the above-mentioned acquisitions. Interest expense increased primarily due to an increase in the average amount of debt outstanding -- which resulted from the above-mentioned acquisitions and was partially offset by the paydown of debt with the majority of the proceeds from the Company's secondary offering of 3,850,000 additional shares of its common stock in June 1996.

The Company's investments in ARN and Heftel are accounted for under the equity method. Together they contributed $1,215,000 to net earnings in the third quarter of 1996, however this was offset by a one time charge of $9,590,000, which represents the Company's equity interest in certain employment contract payments, severance costs and other write-offs related to the change of control of Heftel. The majority of the decrease in net income was primarily due to the one time charge discussed above and by an increase of $562,000 in corporate general and administrative expenses attributable to the Company's growth.

Comparison of Nine Months Ended September 30, 1996 to Nine Months Ended September 30, 1995

       Consolidated net broadcasting revenue for the nine months ended September 30, 1996 increased 36% to $238,416,000 from $175,624,000 for the same period in 1995. Station operating expenses increased 36% to $135,401,000 from $99,438,000. Depreciation and amortization increased 32% from $24,583,000 to $32,365,000 for the first nine months of 1996. Station operating income increased $19,048,000 or 37% to $70,650,000, compared to $51,602,000 for the first nine months of 1995. Interest expense increased 30% from $15,221,000 to $19,778,000. Net income increased to $21,835,000,or
$.59 per share, from $19,930,000, or $.57 per share, for the same period in 1995.

The majority of the revenue growth, increases in operating expenses, depreciation and amortization were due to the above mentioned acquisitions. Interest expense increased due to an increase in the Company's average amount of debt outstanding resulting from the above mentioned acquisitions. The increase in net income also was attributable to the factors stated above, but was offset by the one time charge of $9,590,000 related to the change of control of Heftel discussed above.

Liquidity and Capital Resources

     The major sources of capital for the Company have historically been cash flow from operations, advances on its revolving long-term line of credit facility (the "credit facility") and funds supplied by the Company's initial stock offering in April 1984 and subsequent stock offerings in July 1991,
October 1993 and June 1996.   In August 1996, the Company and its
Administrative Lender expanded its credit facility from a maximum principal amount of $600,000,000 to $1,040,000,000, which will facilitate the Company's
acquisition of additional broadcast properties.   As of September 30, 1996,
the Company had $642,975,000 outstanding under the credit facility, a $9,500,000 guarantee to a third party, $8,400,000 in letters of credit and a $3,000,000 suretyship, leaving $376,125,000 available for future borrowings under the credit facility. In addition, the Company had $17,910,000 in unrestricted cash and cash equivalents on hand at September 30, 1996. In July 1996, the Company and its Administrative Lender expanded its revolving credit facility from a maximum of $600,000,000 to $1.3 billion. This facilitates the Company's ability to acquire additional broadcast properties now and in the future.
       The credit facility will convert to a reducing revolving line of credit on the last business day of September 1998, with quarterly repayment of the outstanding principal balance to begin the last business day of December 1998 and continue during the subsequent five year period, with the entire balance to be repaid by the last business day of September 2003.
       The Company believes that cash flow from operations will be sufficient to make all required future interest and principal payments on the credit facility and will be sufficient to fund all anticipated capital expenditures.
       During the first nine months of 1996, the Company made principal payments on the credit facility totaling $316,900,000 (primarily from funds provided from the stock offering in June 1996) and purchased capital equipment totaling $14,987,000. In addition, the Company purchased the broadcasting assets of WOOD-AM/FM and WBCT-FM in Grand Rapids, MI; WTVR-FM in Richmond, VA; WENZ-FM in Cleveland, OH; KEYI-FM and KFON-AM in Austin, TX and WPRI-TV in Providence, RI for $43,050,000; $17,925,000; $1,039,000;
$3,167,000 and $68,000,000, respectively. Also, the Company acquired US Radio, Inc., and the 16 stations which it owned and or operated in eight different markets, for $145,108,000, and the broadcasting assets of 14 radio stations in six different markets from Radio Equity Partners, L.P. (REP) for $186,000,000. The company's acquisition of the broadcast assets of additional REP stations in Memphis and Providence for approximately $54,000,000 is dependant upon FCC approval , however the Company anticipates to close the acquisition of these properties in the fourth quarter of 1996.
      Finally, the Company made two equity investments. First, in July 1996 the Company acquired a one-third interest in Radio New Zealand, which owns and operates 41 radio stations throughout New Zealand, for approximately $20,500,000. Second, in August 1996 the Company executed its stock purchase agreement and tender offer for the purchase of 5,141,022 shares of common stock of Heftel Broadcasting Corporation for $23.00 per share for a total of $118,244,000. This raises the Company's investment in Heftel to 7,297,821 shares or 63.2% of the total number of Heftel Class A common shares outstanding. Heftel has no more Class B common shares outstanding after this tender offer.

       In addition to these acquisitions, the Company loaned $52,975,000 to third parties in order to facilitate the purchase of certain broadcasting assets. The loans have been recorded as notes receivable while the interest income related to these loans is being recorded in other income. The Company anticipates repayment of these loans during the first half of 1997.

  All of these acquisitions and loans were funded by the Company's credit facility and cash flow from operations.


Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits.  See Exhibit Index on Page 12
  (b)  Reports on Form 8-K

DESCRIPTION OF THE TWO REPORTS ON FORM 8-K FILED DURING 3RD QTR

  A report on Form 8-K dated July 10, 1996 was filed with respect to the Registrant's proposal to the Board of Directors of Heftel Broadcasting Corporation (Heftel) to merge Heftel with Tichenor Media System, Inc., another Spanish language broadcaster based in Dallas, Texas. No financial statements were included with this filing.

A report on Form 8-K dated August 20, 1996 was filed with respect to the Registrant's August 5, 1996 acquisition of 5,141,002 shares of Class A Common Stock of Heftel Broadcasting Corporation (Heftel) and was amended by the Registrant's Form 8-K/A dated October 18, 1996. Audited and unaudited financial statements of Heftel were incorporated into the Registrant's Form 8-K/A dated October 18, 1996 by reference to Heftel's Form 8-K/A dated October 15, 1996.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:       November 12, 1996             /s/L. LOWRY MAYS
                                     (L. Lowry Mays - President and
                                     Chief Executive Officer)
                                     (Duly Authorized Officer)


Date:       November 12, 1996             /s/HERBERT W. HILL, JR.
                                     (Herbert W. Hill, Jr. -
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
          L. Lowry Mays, B. J. McCombs, John M. Schaefer and John W. Barger dated May 31, 1977.
(a)10.1 --     Incentive Stock Option Plan of Clear Channel Communications,
          Inc. as of January 1, 1984.
(b)10.2 --     Television Asset Purchase Agreement dated January 27, 1992, by and between Chase Broadcasting of Memphis, Inc. and Clear Channel Television, Inc.
(b)10.3 --     Radio Asset Purchase Agreement dated January 31, 1992, by and between Noble Broadcasting of Connecticut, Inc. and Clear Channel Radio, Inc.
(b)10.4 --     Radio Asset Purchase Agreement dated April 19, 1992, by and between Edens Broadcasting, Inc. and Clear Channel Radio, Inc.
(k)10.33 --    Radio Asset Purchase Agreement dated January 31, 1993, by and between KHFI Venture, LTD. and Clear Channel Radio, Inc.
(l)10.34 --    Radio Asset Purchase Agreement dated December 28, 1992, by and between Westinghouse Broadcasting Company, Inc. and Clear Channel Radio, Inc.
(c)10.5 --     Radio Asset Purchase Agreement dated December 23, 1992, by and between Inter-Urban Broadcasting of New Orleans Partnership and Snowden Broadcasting, Inc.
(d)10.6 --     Television Asset Purchase Agreement dated August 19, 1993, by and between Television Marketing Group of Memphis, Inc. and Clear Channel Television, Inc.
(e)10.7 --     Radio Asset Purchase Agreement April 1, 1993, by and Capital
          Broadcasting of Virginia, Inc. and Clear Channel Radio, Inc.
(f)10.8 --     Television Asset Purchase Agreement dated August 31, 1993, by and between Nationwide Communications, Inc. and Clear Channel Television, Inc.
(g)10.9 --     Radio Asset Merger Agreement dated March 22, 1994, by and
          between Metroplex Communications, Inc. and Clear Channel Radio,
          Inc.
(h)10.10 --    Radio Partnership Interest Purchase Agreement dated April 5,
          1994, by and between Cook Inlet Communications, Inc. and WCC Associates and Clear Channel Radio, Inc.
(i)10.11 --    Television Asset Purchase Agreement September 12,1994, by and
          between Heritage Broadcasting Company of New York, Inc. and Clear Channel Television, Inc. and Clear Channel Television Licenses, Inc.
(j)10.12 --    Radio Asset Purchase Agreement dated November 17,1994, by and between Noble Broadcast of Houston, Inc. and Clear Channel Radio,
          Inc.
(k)10.13 --    Australian Radio Network Shareholders Agreement dated
          February, 1995, by and between APN Broadcasting Investments Pty Ltd, Australian Provincial Newspapers Holdings Limited, APN Broadcasting Pty Ltd and Clear Channel Radio, Inc. and Clear Channel Communications, Inc.
(l)10.14 --    $600,000,000 Amended and Restated Credit Agreement Among Clear
          Channel Communications, Inc., Certain Lenders, and NationsBank of Texas, N.A., as Administrative Lender, dated October 19, 1995.
(m)10.15 --    Clear Channel Communications, Inc. 1994 Incentive Stock Option
          Plan.
(m)10.16 --    Clear Channel Communications, Inc. 1994 Nonqualified Stock
          Option Plan.
(m)10.17 --    Clear Channel Communications, Inc. Directors' Nonqualified
          Stock Option Plan.
(m)10.18 --    Option Agreement for Officer
(n)10.19 --    Employment Agreement between Clear Channel Communications,
          Inc. and L. Lowry Mays
(o) 10.20 --   Stock Purchase Agreement dated as of March 4, 1996 by and
               among US Radio Stations, L.P., Blackstone USR Capital Partners
               L.P., Blackstone USR Offshore Capital Partners L.P.,
               Blackstone Family Investment Partnership II L.P., BCP Radio
               L.P., BCP Offshore Radio L.P., US Radio Inc., Clear Channel
               Communications of Memphis, Inc. and Clear Channel
               Communications, Inc.
(p) 10-21 --   Asset Purchase Agreement, dated as of May 9, 1996, by and
               among REP New England G.P., REP Southeast G.P., REP Ft. Myers
               G.P., REP Rhode Island G.P., REP Florida G.P., REP WHYN G.P.,
               REP WWBB G.P., S.E. Licensee G.P., REP WCKT G.P. and RI
               Licensee G.P., Radio Station Management, Inc., Clear Channel
               Radio, Inc., and Clear Channel Radio Licenses, Inc.
(q) 10.22 --   Tender Offer between Clear Channel Radio, Inc. and Heftel
               Broadcasting Corporation dated June 1, 1996
(q) 10.23 --   Stock Purchase Agreement between Clear Channel Radio, Inc. and
               Certain Shareholders of Heftel Broadcasting Corporation dated
               June 1, 1996
(r) 10.24 --   Agreement and Plan of Merger Between Clear Channel
               Communications, Inc. ("PARENT") and Tichenor Media  System,
               Inc. ("TICHENOR") dated July 9, 1996
(s) 10.25 --   Second Amended and Restated Credit Agreement among Clear
               Channel Communications, Inc., certain Lenders and NationsBank,
               N.A., as Administrative Lender (dated August 1, 1996).

   (a) -- Incorporated by reference to the exhibits of the Company's Registration Statement on Form S-1(Reg. No. 289161) dated April 19, 1984.
   (b) -- Incorporated by reference to the Registrant's Form 8-K dated July 14, 1992.
   (c) -- Incorporated by reference to the Registrant's Form 10-Q dated May 12, 1993.
   (d) -- Incorporated by reference to the Registrant's Form 8-K dated September 2, 1993.
   (e) -- Incorporated by reference to the Registrant's Form 10-Q dated November 1, 1993.
   (f) -- Incorporated by reference to the Registrant's Form 8-K dated October 27, 1993.
   (g) -- Incorporated by reference to the Registrant's Form 8-K dated October 26, 1994.
   (h) -- Incorporated by reference to the Registrant's Form 10-Q dated November 14 1994.
   (i) -- Incorporated by reference to the Registrant's Form 8-K dated December 14, 1994.
   (j) -- Incorporated by reference to the Registrant's Form 8-K dated January 13, 1995.
   (k) -- Incorporated by reference to the Registrant's Form 8-K dated May 26, 1995.
   (l) -- Incorporated by reference to the Registrant's Form 10-Q dated November 14, 1995.
   (m) -- Incorporated by reference to the Registrant's Form S-8 dated November 20, 1995.
   (n) -- Incorporated by reference to the Registrant's Form 10-K dated March 29, 1996.
   (o) -- Incorporated by reference to the Registrant's Form 8-K dated May 24, 1996.
   (p) -- Incorporated by reference to the Registrant's Form 8-K dated June 5, 1996.
   (q) -- Incorporated by reference to the Registrant's Form S-3 dated June 14, 1996.
   (r) -- Incorporated by reference to Heftel Broadcasting Corporation's Amendment 2 to Form SC 14D1/A dated July 9, 1996.
   (s) -- Incorporated by reference to Heftel Broadcasting Corporation's Amendment 4 to Form SC 14D1/A dated August 5, 1996.