Form 10-K
period 1996-12-31
CLEAR CHANNEL COMMUNICATIONS INC
filed 1997-03-31
CIK 739708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X___ No ____
                      ___________________________________________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ____
                    ___________________________________

As of March 1, 1997, 77,256,347 shares of Clear Channel Communications, Inc. Common Stock were outstanding, excluding 26,878 held in treasury, and the aggregate market value (based upon the last reported sale price of $47.875 on the New York Stock Exchange on February 28, 1997) of the shares of Common Stock held by non-affiliates was approximately $2,415,819,000. (For purposes of calculating the preceding amount only, all directors and officers of the registrant are assumed to be affiliates.)
                 ___________________________________________

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in the Parts of this report indicated below:

Item 1 of Part I, Items 5, 6, 7 and 8 of Part II and Item 14 of
Part IV:
Clear Channel Communications, Inc.'s 1996 Annual Report to
Shareholders ("Annual Report")

Portions of Items 10, 11, 12 and 13 of Part III

Definitive Proxy Statement of Clear Channel Communications, Inc.
relating to its 1997 Annual Meeting of Shareholders to be held on April 29, 1997.

PART  I

Item 1. Business

Clear Channel Communications, Inc. (including its consolidated subsidiaries, the "Company" or "Registrant") was incorporated under the laws of the State of Texas in 1974 as the successor to a radio broadcasting company which began operations in 1972. The Company is a diversified broadcasting company which at December 31, 1996 owned 86 radio and eleven television stations for which it is the owner of the Federal Communications Commission (FCC) license. In addition, the Company has entered into time sales, time brokerage, or local marketing agreements with fifteen radio and seven television stations. All of these properties are located in 32 different markets.

At December 31, 1996 the Company owned the FCC licenses to 30 AM and 56 FM radio stations located principally in the South, Southwest, Midwest and Northeast regions of the United States. These radio stations employ a wide variety of programming formats, such as News/Talk/Sports, Country, Adult Contemporary, Urban Contemporary and Album Rock.

The Company's eleven licensed television stations are located in the South, Southwest, New York, Pennsylvania and Minnesota. Six of these television stations are affiliated with the FOX television network; one is affiliated with the ABC television network; one is affiliated with the NBC television network; two are affiliated with the CBS television network and one is affiliated with the UPN television network. Additionally, the Company operates five radio networks; one of which provides news coverage in Oklahoma; one of which provides sports coverage in Oklahoma, Texas and Iowa; one of which provides news, sports and information to radio stations throughout Kentucky; one of which provides news, sports and information to radio stations throughout Virginia and one of which provides news and agricultural information to radio stations in Texas and New Mexico. In 1996, the Company derived approximately 62% of its net broadcasting revenue from radio operations and approximately 38% from television operations.

The Company's strategy is to identify and acquire under-performing stations on favorable terms and to utilize management's extensive operating experience to improve the performance of such stations and its existing stations through effective programming, reduction of costs and aggressive promotion, marketing and sales. From 1989 to 1991, growth was generated primarily from the acquisition of television stations, as well as operating improvements at existing broadcasting properties. From 1992 through 1996, growth was generated primarily from the acquisition of more than sixty radio stations, television stations WFTC-TV in Minneapolis, Minnesota, WHP-TV in Harrisburg, Pennsylvania and WPRI-TV in Providence, Rhode Island and operating improvements at existing broadcasting properties. The Company continues to seek opportunities for expansion through the acquisition of attractive broadcasting and other media-related properties.

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

The Company made its first international investment in 1995, when it purchased a 50% equity interest in the Australian Radio Network Pty Ltd ("ARN"), which owns and operates a radio representation company and eight radio stations, including stations in Australia's three largest markets: Sydney, Melbourne and Brisbane. The Company increased its investment in ARN in 1996 in conjunction with ARN's purchase of four more radio stations in Australia, two of which were acquired subsequent to December 31, 1996. The Company also invested in a one-third interest in the New Zealand Radio Network ("NZRN"). NZRN acquired more than 50 radio stations formerly owned and operated by Radio New Zealand Commercial, which was owned by the New Zealand government. The Company believes that the risks associated with its foreign currency exposure inherent in its investments in ARN and NZRN is low due to the relative political and economic stability in Australia and New Zealand, which historically have helped these two countries to maintain stable currencies relative to the U.S. dollar.

RECENT DEVELOPMENTS

Heftel Broadcasting Corporation. On February 14, 1997, the Company's nonconsolidated affiliate, Heftel Broadcasting Corporation ("Heftel") then the largest Spanish language radio broadcasting company, completed a merger with Tichenor Media System, Inc. ("Tichenor" and the "Tichenor Merger"), then the third largest Spanish language radio broadcasting company. Following the Tichenor Merger, Heftel owns or programs 38 radio stations in 11 markets, including stations in each of the top ten Hispanic markets. The Company's total ownership interest in Heftel was reduced to approximately 32.2% of the total outstanding common stock of Heftel (voting and non-voting) following the issuance of approximately 4.8 million shares of voting common stock by Heftel in a public offering for a net price to the Company of approximately $36.8 per share, the sale by the Company of 350,000 shares of Heftel's voting common stock in such public offering and the issuance of approximately 5.6 million shares of Heftel's voting common stock to former Tichenor shareholders and warrant holders in the Tichenor Merger. In the Tichenor Merger, all of the voting common stock of Heftel owned by the Company and shares of Tichenor's common stock owned by the Company were converted into shares of convertible nonvoting common stock of Heftel on a one-for-one basis in order to comply with the cross-interest policy of the Federal Communications Commission. See-- "Regulation of the Company's Business."

Eller Media Corporation. In February 1997, the Company entered into a definitive agreement to purchase all of the stock of Eller Media Corporation ("Eller Media") for a total consideration of approximately $725 million, consisting of approximately $325 million in cash and approximately $400 million worth of the Company's Common Stock, subject to certain adjustments, in a private transaction. In addition, as of December 31, 1996, Eller Media had approximately $399 million outstanding in long-term debt. The Company currently intends to retire substantially all the outstanding debt of Eller Media through borrowings under its credit facility. Following the closing of this acquisition, the Company's Board of Directors will appoint Karl Eller, the Chief Executive Officer of Eller Media, to serve as a director of the Company. The current management of team of will continue to manage Eller Media after the acquisition. Upon the Closing of the Eller Media acquisition, it is contemplated that the former shareholders of Eller Media will be granted certain demand and piggyback registration rights. On March 14, 1997, the Company was granted early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1974. The consummation of the Eller Media Acquisition is subject to numerous closing conditions, and there can be no assurances that such acquisition will be timely consummated or on the terms described herein, if at all. Eller Media is an outdoor advertising company which has a total advertising display inventory of approximately 50,000 display faces. It provides outdoor adverting services in 15 major metropolitan markets located in six operating regions: Southern California, Texas, the Midwest, Northern California, the Southeast and the Southwest.

The Company's outdoor advertising strategy is to expand its market presence in the outdoor advertising business and improve its operating results by (i) managing the advertising rates and occupancy levels of its displays to maximize market revenues;
(ii) attracting new categories of advertisers to the outdoor medium through significant investments in sales and marketing resources; (iii) constructing new displays and upgrading its existing displays; (iv) taking advantage of technological advances which increase both sales force productivity and production department efficiency; and (v) acquiring additional displays in its existing markets and expanding into additional markets. The Company believes this strategy will enhance its ability to effectively respond to advertisers' needs.

Outdoor advertising displays are subject to governmental regulation at the federal, state and local levels. These regulations, in some cases, limit the height, size, location and operation of billboards and, in limited circumstances, regulate the content of the advertising copy displayed on the billboards. Some governmental regulations prohibit the construction of new billboards or the replacement, relocation, enlargement or upgrading of existing structures. Some cities have adopted amortization ordinances under which, after the expiration of a specified period of time, billboards must be removed at the owner's expense and without payment of compensation. Ordinances requiring the removal of billboards without compensation, whether through amortization or otherwise, are being challenged in various state and federal courts with conflicting results.

Upon consummation of the Eller Media Acquisition, a significant portion of the Company's net revenue from outdoor advertising will be derived from tobacco advertising. In August 1996, the U.S. Food and Drug Administration issued final regulations governing certain marketing practices in the tobacco industry, including a prohibition of tobacco product billboard advertisements within 1,000 feet of schools and playgrounds and a requirement that all tobacco product advertisements on billboards be in black and white and contain only text. These regulations will become effective in August 1997.

Other Radio Acquisitions. The Company closed the acquisition of the broadcasting assets, including the FCC licenses, for the following radio stations on the dates and for the approximate amounts shown below:

WZZU-FM, Fuquay-Varina (Raleigh), NC
                    January 31, 1997     $7,500,000
WQMF-FM, Jeffersonville, IN (Louisville, KY)
                    January 31, 1997    $13,500,000
WVTI-FM, Holland (Grand Rapids), MI
                    February 28, 1997   $4,100,000
KHOM-FM, Houma (New Orleans), LA
                    February 5, 1997    $6,500,000
KJOJ-AM, Conroe (Houston), TX
                    February 5, 1997      $980,000

The Company also entered into definitive agreements to purchase the broadcasting assets of additional radio stations. Each of these acquisitions adds to existing radio operations in each of their respective markets and is expected to close in 1997. The estimated purchase prices for these station groups are as follows:

WKII-AM, WFSN-FM and WOLZ-FM in Ft. Myers/Naples, FL
                    $11,000,000
WDUR-AM, WFXC-FM and WFXK-FM in Raleigh, NC
                    $20,000,000
WOKY-AM  in Milwaukee, WI and WMIL-FM in Waukesha, WI
                    $41,400,000

In March 1997 the Company's eighty-percent-owned subsidiary,
Radio Enterprises, Inc., closed on the purchase of the broadcasting assets of radio stations WQBK-FM, WQBJ-FM, WXCR-FM and WQBK-AM in Albany, New York for an estimated $7,500,000, using the Company's credit facility as funding for the acquisition.

EMPLOYEES

At January 1, 1997, the Company had approximately 3,219 employees: 2,377 in radio operations, 805 in television operations and 37 in corporate activities.

INDUSTRY SEGMENTS

Information relating to the industry segments of the Company's operations, currently radio broadcasting and television broadcasting, for 1996, 1995 and 1994 is included in "Note L:
Segment Data" in the Notes to Consolidated Financial Statements in the Company's Annual Report to Shareholders and hereby is incorporated by reference as well as the information set forth under "Radio Broadcasting" and "Television Broadcasting" below.

RADIO BROADCASTING

The following tables set forth certain selected information with regard to each of the Company's 30 AM and 56 FM radio stations for which it owned the FCC license at December 31, 1996.

                                 Number
                 Market      of Stations           Population
Market/           Rank/       in Market/                 12+/

                              Expiration
             Date of         Date of FCC                Power
Station  Acquisition Network(1)  License  Frequency(Kilowatts)

San Antonio, TX   34                  30            1,183,200
WOAI-AM    Jun. 1975 ABC,CBS,TSN  8/1/97   1200 KHZ      50KW
KAJA-FM    Mar. 1972              8/1/97   97.3 MHZ     100KW
KQXT-FM    Jan. 1993              8/1/97  101.9 MHZ     100KW
KTKR-AM    Jul. 1993ABC,NBC,W1/M  8/1/97    760 KHZ       5KW

Tulsa, OK         60                  24              641,600
KAKC-AM     Oct.1973   SMN,ONN 6/1/97(3)    1300KHZ    5KW(2)
KMOD-FM    Oct. 1973     ONN   6/1/97(3)   97.5 MHZ     100KW

Austin, TX        54                  26              821,600
KPEZ-FM    Jul. 1982              8/1/97   102.3 MHZ     20KW
KEYI-FM    Aug. 1996              8/1/97  103.5 MHZ     100KW
KHFI-FM   March 1996              8/1/97   96.7 MHZ     100KW
KFON-AM  Aug. 1996   1on1 Sports  8/1/97   1490 KHZ       1KW

Oklahoma City, OK 51                  22              836,200
KTOK-AM    Oct. 1984   ABC,ONN 6/1/97(3)   1000 KHZ       5KW
KJYO-FM    Oct. 1984     ABC   6/1/97(3)  102.7 MHZ     100KW
KNRX-FM    Jan. 1994           6/1/97(3)    947 MHZ     100KW
KXXY-FM    Aug. 1996           6/1/97(3)   96.1 MHZ     100KW
KEBC-AM    Aug. 1996           6/1/97(3)   1340 KHZ       1KW
KTST-FM    Aug. 1996           6/1/97(3)  101.9 MHZ     100KW

New Orleans, LA   38                  24            1,025,100
WODT-AM    Oct. 1984   ABC,SEN  6/1/2004   1280 KHZ       5KW
WQUE-FM    Oct. 1984         6/1/2004(3)   93.3 MHZ     100KW
WYLD-AM    Jan. 1995     ABC    6/1/2004    940 KHZ   10KW(4)
WYLD-FM    Jan. 1995     ABC    6/1/2004   98.5 MHZ     100KW
WNOE-FM    Aug. 1996     NBC    6/1/2004  101.1 MHZ     100KW
KKND-FM    Aug. 1996            6/1/2004  106.7 MHZ     100KW

New Haven, CT     94                  31              389,300
WELI-AM    Oct. 1984     ABC      4/1/98    960 KHZ       5KW
WKCI-FM    May  1992              4/1/98  101.3 MHZ      50KW
WAVZ-AM    Dec. 1992  ABC,USRN    4/1/98   1300 KHZ       1KW

Louisville, KY    49                  25              845,900
WHAS-AM    Sep. 1986     ABC    8/1/2004    840 KHZ      50KW
WAMZ-FM    Sep. 1986     ABC    8/1/2004   97.5 MHZ     100KW
WKJK-AM    Oct. 1996            8/1/2004   1080 KHZ   10KW(6)
WWKY-AM    Oct. 1996     CBS    8/1/2004    790 KHZ    5KW(1)
WTFX-FM    Oct. 1996            8/1/2004   100.5 MHZ     50KW

Richmond, VA      56                  22              775,000
WRVA-AM    Jul. 1992     CBS   10/1/2003   1140 KHZ      50KW
WRVQ-FM    Jul. 1992           10/1/2003   94.5 MHZ     100KW
WRNL-AM    Sep. 1993    W1/M   10/1/2003    910 KHZ       5KW
WRXL-FM    Sep. 1993           10/1/2003  102.1 MHZ     100KW
WTVR-AM    June 1996           10/1/2003   1380 KHZ       5KW
WTVR-FM    June 1996           10/1/2003   98.1 MHZ      50KW

Tampa, FL         21                  30            1,885,200
WRBQ-AM    Jul. 1992   ABC,SMN  2/1/2004   1380 KHZ       5KW
WRBQ-FM    Jul. 1992     ABC    2/1/2004  104.7 MHZ     100KW
WMTX-AM    Oct. 1994            2/1/2004   1040 KHZ    3KW(5)
WMTX-FM    Oct. 1994            2/1/2004   95.7 MHZ     100KW

Miami, FL         11                  36            2,936,100
WHYI-FM    Oct. 1994            2/1/2004  100.7 MHZ     100KW
WBGG-FM    Mar. 1994            2/1/2004  105.9 MHZ     100KW

Houston, TX        9                  30            3,348,800
KBXX-FM    Aug. 1994    W1/U      8/1/97   97.9 MHZ     100KW
KMJQ-FM    Jan. 1995              8/1/97  102.1 MHZ     100KW
KPRC-AM(6) Jan. 1995  CNN, ABC    8/1/97    950 KHZ       5KW
KSEV-AM(6) Jan. 1995  W1/U, ABC   8/1/97    700 KHZ   15KW(7)
Freeport (Houston), TX
KJOJ-FM     May 1996              8/1/97  103.3 MHZ     100KW

Cleveland, OH     22                  30            1,759,300
WERE-AM    Oct. 1994   CNN,W1/M10/01/2004  1300 KHZ       5KW
WNCX-FM    Oct. 1994     ABC  10/01/2004   98.5 MHZ     100KW
WENZ-FM     May 1996     ABC  10/01/2004   1079 MHZ      16KW

Grand Rapids, MI  66                  33              588,600
WOOD-AM    Feb. 1996           10/1/2004   1300 KHZ       5KW
WOOD-FM    Feb. 1996           10/1/2004  105.7 MHZ     265KW
WBCT-FM    Feb. 1996           10/1/2004   93.7 MHZ     320KW
WCUZ-AM    Oct. 1996     ABC   10/1/2004   1230 KHZ       1KW
WCUZ-FM    Oct. 1996     ABC   10/1/2004  101.3 MHZ      50KW

El Paso, TX       70                  31              540,600
KHEY-AM     May 1996     ABC     8/1/97     690 KHZ      10KW
KHEY-FM     May 1996     ABC     8/1/97    96.3 MHZ     100KW
KPRR-FM     May 1996     ABC     8/1/97   102.1 MHZ     100KW

Little Rock, AR   82                  25              446,800
KMJX-FM     May 1996    ABC-R   6/1/2004    105.1 MHZ    81KW
KDDK-FM     May 1996    ABC-F   6/1/2004  100.3 MHZ      44KW

Memphis, TN       43                  27              931,800
WHRK-FM     May 1996     ABC    8/1/2004   97.1 MHZ     100KW
WDIA-AM     May 1996     ABC    8/1/2004   1070 KHZ      50KW
WRXQ-FM    Dec. 1996     W1     8/1/2004   95.7 MHZ       6KW
WEGR-FM    Dec. 1996     W1     8/1/2004  102.7 MHZ     100KW
WREC-AM    Dec. 1996 W1,PFN,TRN 8/1/2004    600 KHZ       5KW
KJMS-FM    Dec. 1996    AURN    8/1/2004  101.1 MHZ     100KW
KWAM-AM    Dec. 1996     SGN    8/1/2004    990 KHZ      10KW


Milwaukee, WI     28                  34            1,339,700
WKKV-FM     May 1996  ABC/AURN   8/1/2004 100.7 MHZ      50KW

Norfolk, VA       33                  24            1,210,900
WJCD-FM     May 1996     ABC   10/1/2003  105.3 MHZ      50KW
WOWI-FM     May 1996           10/1/2003  102.9 MHZ      50KW
WSVY-FM     May 1996     ABC   10/1/2003 107.7 MHZ        5KW
WMYK-FM     May 1996           12/1/2003   92.1 MHZ      15KW

Raleigh, NC       50                  29              843,600
WQOK-FM     May 1996           12/1/2003   97.5 MHZ     100KW

Reading, PA      129                  27              294,600
WRAW-AM     May 1996            8/1/2000   1340 KHZ       1KW
WRFY-FM     May 1996            8/1/2000  102.5 MHZ      45KW


Columbia, SC      88                  18              412,300
WARQ-FM    Aug. 1996           12/1/2003   93.5 MHZ       2KW
WWDM-FM    Aug. 1996   ABC,W1  12/1/2003  101.3 MHZ     100KW

Ft. Myers, FL     77                  23              487,900
WXRM-FM    Aug. 1996     ABC    2/1/2004  105.5 MHZ      70KW
WCKT-FM    Aug. 1996            2/1/2004  107.1 MHZ    25.5KW

Greensboro, NC    42                  31              956,300
WSJS-AM    Aug. 1996     ABC   12/1/2003    600 KHZ       5KW
WTQR-FM    Aug. 1996           12/1/2003  104.1 MHZ     100KW
WXRA-FM    Aug. 1996           12/1/2003   94.5 MHZ     100KW

Springfield, MA   76                  28              495,600
WHYN-AM    Aug. 1996     ABC     12/1/97    560 KHZ       5KW
WHYN-FM    Aug. 1996             12/1/97   93.1 MHZ       9KW

Providence, RI    31                  40              263,700
WWRX-FM    Dec. 1996     W1       4/1/98  103.7 MHZ      37KW
WWBB-FM    Dec. 1996              4/1/98  101.5 MHZ      14KW

(1) TSN-Texas State Network, ONN-Oklahoma News Network, USRN-U.S. Radio Network, SMN-Satellite Music Network, SBN-Sheridan Broadcast Network W1/U-Westwood One/Unistar, W1/M-Westwood One/Mutual, SEN-Sports Entertainment Network.
(2)  5,000 watts during the day and 1,000 watts at night.
(3) The company and its licensee subsidiaries have applications for renewal of licenses pending for the following stations:

WQUE-FM, New Orleans, Louisiana    (FCC file No. BRH-960201CN)
KNRX-FM, Oklahoma City, Oklahoma   (FCC file No. BRH-970203ZL)
KTOK-AM, Oklahoma City, Oklahoma   (FCC file No. BRH-970203ZL)
KJYO-FM, Oklahoma City, Oklahoma   (FCC file No. BRH-9702023ZJ)
KEBC-AM, Oklahoma City, Oklahoma   (FCC file No. BRH-970203ZN)
KXXY-FM, Oklahoma City, Oklahoma   (FCC file No. BRH-970203ZM)
KTST-FM, Oklahoma City, Oklahoma   (FCC file No. BRH-970203ZO)
KAKC-AM, Tulsa, Oklahoma           (FCC file No. BRH-970203ZQ)
KMOD-FM, Tulsa, Oklahoma           (FCC file No. BRH-970203ZP)

(4)  10,000 watts during the day and 500 watts at night.
(5)  3,600 watts during the day and 420 watts at night.
(6) The Company acquired an 80% percent interest in this station.
(7)  15,000 watts during the day and 1,000 watts at night.

                                      1996           Primary
                                      Station        Demographic
Market                                Rank           Audience
and Station   Format                  In Market(1)   Range(2)

Louisville, KY
WHAS-AM       News, Adult Contemp.    1              25-54
WAMZ-FM       Country                 2              25-54
WKJK-AM       Country                 NR             25-54
WTFX-FM       Modern Rock             5              18-49
WWKY-AM       News, Talk, Sports      15             25-54

San Antonio, TX
WOAI-AM       News, Talk, Sports      12             25-54
KAJA-FM       Country                 7              25-54
KQXT-FM       Adult Contemporary      5              25-54
KTKR-AM       Sports                  NR             25-54

New Orleans, LA
WODT-AM       News, Talk, Sports      NR             25-54
WQUE-FM       Urban Contemporary      1              18-49
WYLD-AM       Gospel                  15             25-54
WYLD-FM       Urban                   4              25-54
WNOE-FM       Country                 2              25-54
KKND-FM       Alternative Rock        13             18-49

Oklahoma City, OK
KTOK-AM       News, Talk, Sports      6              35+
KJYO-FM       Contemporary Hits       2              18-34
KNRX-FM       Alternative Rock        8              18-34
KTST-FM       Country                 11             18-49
KXXY-FM       Country                 3              25-54
KEBC-AM       Sports, Talk, News,
               Spanish                NR             25-54

Tulsa, OK
KAKC-AM       News, Talk, Sports      NR             25-54
KMOD-FM       Album Oriented Rock     6              25-54

Houston, TX
KMJQ-FM       Urban Contemporary      5              18-49
KBXX-FM       Urban Contemporary      2              18-49
KJOJ-FM       Rhythmic CHR            NR             18-49
KPRC-AM       News Talk               15             25-54
KSEV-AM       News Talk               NR             25-54

Austin, TX
KPEZ-FM       Classic Rock            9              18-34
KHFI-FM       Contemporary Hits       2              18-49
KEYI-FM       Oldies                  6              25-54
KFON-AM       Sports                  NR             25-54

New Haven, CT
WELI-AM       News, Adult Contemp.    3              35+
WKCI-FM       Contemporary Hits       2              18-49
WAVZ-AM       News Talk Sports        11             35+

Miami/Ft. Lauderdale, FL
WHYI-FM       Contemporary Hits       9              18-34
WBGG-FM       Rock Oldies             19             18-49

Cleveland, OH
WNCX-FM       Classic Rock            5              25-54
WERE-AM       News, Talk              NR             25-54
WENZ-FM       Alternative Rock        15             18-49

Richmond, VA
WRVA-AM       News, Talk, Sports      4              35+
WRNL-AM       News, Talk, Sports      15             18-49
WRVQ-FM       Contemporary Hits       8              25-54
WRXL-FM       Album Oriented Rock     6              18-49
WTVR-AM       Nostalgia               3              25-54
WTVR-FM       Soft Adult Contemporary 14             25-54

Tampa, FL
WRBQ-AM       Country                 17             25-54
WRBQ-FM       Country                 5              18-49
WMTX-AM       Adult Contemporary      4              25-54
WMTX-FM       Adult Contemporary      NR             25-54

El Paso, TX
KPRR-FM       Contemporary Hits       2              25-54
KHEY-AM       Country                 NR             25-54
KHEY-FM       Country                 6              35+

Ft. Myers, FL
WCKT-FM       Country                 4              25-54
WXRM-FM       Soft Adult Contemp.     12             25-54

Norfolk, VA
WOWI-FM       Urban Contemporary      1              25-54
WJCD-FM       Smooth Jazz             9              25-54
WMYK-FM       Rhythmic CHR            18             18-49
WSVY-FM       Adult Urban Contemp.    11             25-54

Memphis, TN
WHRK-FM       Urban Contemporary      1              25-54
WDIA-AM       Urban Contemporary      2              25-54
KJMS-FM       Adult Urban Contemp.    5              18-49
KWAM-AM       Religious               NR             25-54
WEGR-AM       Classic Rock            8              18-49
WREC-AM       News, Talk              16             25-54
WRXQ-FM       Alternative Rock        11             18-49

Raleigh, NC
WQOK-FM       Urban Contemporary      2              18-34

Greensboro, NC
WXRA-FM       Alternative Rock        5              25-49
WTQR-FM       Country                 1              25-54
WSJS-FM       News, Talk              10             35+

Milwaukee, WI
WKKV-FM       Urban Contemporary      3              18-34

Little Rock, AR
KDDK-FM       Country                 6              35+
KMJX-FM       Classic Rock            2              25-54

Reading, PA
WRAW-AM       Oldies                  5              25-54
WRFY-FM       Rock Hits               1              25-54

Grand Rapids, MI
WOOD-AM       New Talk Sports         4              35+
WOOD-FM       Adult Contemporary      3              25-54
WBCT-FM       Country                 1              25-54
WCUZ-AM       News, Talk, Sports      20             25-54
WCUZ-FM       country                 8              25-54

Providence, RI
WWBB-FM       Oldies                  4              25-54
WWRX-FM       Classic Rock            11             35+

Springfield, MA
WHYN-AM       News, Talk, Sports      4              35+
WHYN-FM       Adult Contemporary      5              25-54

Columbia, SC
WWDM-FM       Urban Contemporary      1              25-54
WARQ-FM       Alternative Rock        8              18-49

(1) Based on 12+ audience shares reported in Duncan's Winter 1996 American Radio Report for all markets except Reading, PA (which is based on Duncan's 1996 American Radio Small Market Report) and New Haven, CT and Ft. Myers/Naples, FL (which are based on Duncan's Spring 1996 American Radio Report).

(2)           Company estimates

NR            Not ranked in the market in the 12+ Metro audience
share


              At March 25, 1997, the Company had applications pending before the FCC requesting waivers of the one-to-a-market rule in order to enable the Company to complete the purchase of control of:

WLAN-AM, Lancaster, Pennsylvania;
WLAN-FM, Lancaster, Pennsylvania;
KQLL-AM, Tulsa, Oklahoma;
KQLL-FM, Owasso, Oklahoma and
KOAS-FM, Broken Arrow, Oklahoma.

              The Company cannot predict whether these waiver applications will be approved. (See "--Regulation of the Company's Business" for a discussion of the one-to-a-market rule.)

              At March 25, 1997, the FCC had granted its consent to the assignments of five radio station licenses to subsidiaries of the Company. The stations are:

WKII-AM, Port Charlotte, Florida;
WFSN-FM, Port Charlotte, Florida;
WOLZ-FM, Fort Myers, Florida;
WOKY-AM, Milwaukee, Wisconsin and
WMIL-FM, Waukesha, Wisconsin.

              Clear Channel Radio, Inc., a subsidiary of the Company, is an 80% stockholder of Radio Enterprises, Inc. The FCC has granted its consent to the assignment of four radio station licenses to Radio Enterprises, Inc. The stations are:

WQBK-AM, Rensselaer, New York;
WQBK-FM, Rensselaer, New York;
WQBJ-FM, Cobbleskill, New York and
WXCR-FM, Ballston Spa, New York.

              The Company also has before the FCC applications seeking authority to construct a new FM radio station at Forest Acres, South Carolina and a new television station on Channel 24 at Hoisington, Kansas. In addition, at March 1, 1997, the Company had joint sales or time brokerage agreements with the licensees to market and sell the advertising time of ten additional stations.

              The Company's radio stations employ various
formats for their programming. A station's format is important in determining the size and characteristics of its listening audience. Advertising rates charged by a radio station are based primarily on the station's ability to attract audiences having certain demographic characteristics in the market area which advertisers want to reach, as well as the number of stations competing in the market. Advertisers often tailor their advertisements to appeal to selected population or demographic segments. The Company pays the cost of producing the programming for each station. Generally, the Company designs formats for its own stations, but has also used outside consultants and program syndicators for program material. Most of the Company's radio revenue is generated from the sale of local advertising. Additional revenue is generated from the sale of national advertising, network compensation payments and barter and other miscellaneous transactions. The Company has focused its sales effort on selling directly to local advertisers, while seeking to minimize sales through outside representatives, including
advertising agencies.   Direct contact with its customers has
aided the Company's sales personnel in developing long-standing customer relationships, which the Company believes are a competitive advantage. The Company's sales personnel are paid on a commission basis, which emphasizes this direct local focus. The Company believes that this focus has enabled some of its stations to achieve market revenue shares exceeding their audience shares in a given year. Each of the Company's radio stations also engages independent sales representatives to assist it in obtaining national advertising. The representatives obtain advertising through national advertising agencies and receive a commission from the Company based on the Company's net revenue from the advertising obtained. In February 1996, the Company formed an alliance with one of the nation's largest national advertising representation firms, whereby the firm will dedicate certain personnel to work exclusively for the Company's radio stations. The Company believes this arrangement will help its stations to achieve higher shares of national advertising revenue.

TELEVISION BROADCASTING
              The following table sets forth certain selected information with regard to each of the Company's eleven television stations for which it owned the FCC licenses at December 31, 1996.



                                    Expiration
               Date of              Date of FCC        Power
Market/Station Acquisition Network  License    Channel(Watts)

Mobile, AL
WPMI-TV        Dec. 1988   NBC      4/1/97(2)  15      5,000,000
Tulsa, OK
KOKI-TV        Dec. 1989   FOX      6/1/98     23      3,260,000
Jacksonville, FL
WAWS-TV        Sep. 1989   FOX      2/1/97(2)  30      2,789,000
Tucson, AZ
KTTU-TV(1)     Feb. 1989   UPN      10/1/98    18      2,500,000
Wichita, KS
KSAS-TV        Aug. 1990   FOX      6/1/98     24      3,310,000
Memphis, TN
WPTY-TV        Apr. 1992   ABC      8/1/97     24      3,003,000
Minneapolis, MN
WFTC-TV        Oct. 1993   FOX      4/1/97(2)  29      5,000,000
Little Rock, AR
KLRT-TV        Feb. 1994   FOX      6/1/96(2)  16      5,000,000
Albany, NY
WXXA-TV        Dec. 1994   FOX      6/1/98     23      3,020,000
Harrisburg, PA
WHP-TV         Oct. 1995   CBS      8/1/99     21      1,200,000
Providence, RI
WPRI-TV        July 1996   CBS      4/1/99     12      316,000

(1) The Company owns the FCC license for KTTU-TV but entered into a local marketing agreement, and, therefore, does not program the station.

(2) The company and its licensee subsidiaries have applications for renewal of licenses pending for the following stations:

WPMI-TV, Mobile, Alabama            (FCC file No. BRCT-961202LN)
KTTU-TV, Tucson, Arizona            (FCC file No. BRCT-961202KE)
KLRT-TV, Little Rock, Arkansas      (FCC file No. BRCT-970203KR)

     In addition, at December 31, 1996, the Company had local marketing agreements with the licensees of seven additional television stations in seven markets where the Company also owns the license of another television station.

     The following table shows the number of broadcast television competitors and the relative market size and population of each market served by the Company's television stations for which it owns the FCC license at December 31, 1996:

Television
Market                    1996   # of             1996
and                       Market Stations         Households
Station                   Rank   in Market(1)     (in thousands)

Tulsa, OK
KOKI-TV                   58     6                461
Jacksonville, FL
WAWS-TV                   54     5                493
Mobile, AL/Pensacola, FL
WPMI-TV                   61     5                449
Memphis, TN
WPTY-TV                   42     6                612
Wichita, KS
KSAS-TV                   65     4                426
Tucson, AZ
KTTU-TV                   78     6                354
Minneapolis, MN
WFTC-TV                   14     6                1,428
Little Rock, AR
KLRT-TV                   57     5                509
Albany, NY
WXXA-TV                   52     5                584
Harrisburg, PA
WHP-TV                    45     6                558
Providence, RI
WPRI-TV                   47     6                558

Source: 1996 ADI Market Rankings based on A.C. Nielsen estimates of U.S Television Households.

(1)  Company estimate

     The Company purchases the broadcast rights for the majority of its television programming for its FOX and UPN affiliates from various syndicators. The Company competes with other television stations within each market for these broadcast rights. These programming costs have declined in the past five years and are expected to continue to decline in the foreseeable future due to the decrease in the number of stations in the Company's markets competing for the same programming. Moreover, the affiliation changes to NBC in Mobile, Alabama/Pensacola, Florida and to ABC in Memphis, Tennessee have reduced the Company's need to obtain outside programming.

     The second source of programming for the Company's FOX affiliates is the FOX, ABC, NBC and CBS television networks, which produce and distribute programming in exchange for each station's commitment to air the programming at specified times and for commercial announcement time during the programming. For 1996, FOX, ABC and NBC primary programming was intended to appeal primarily to a target audience of 18 to 49 year old adults, while the CBS network's primary programming was intended to appeal primarily to a target audience of 25-54 adults.

     Each FOX contract currently runs for a five year term expiring in 1998 except for the FOX contract for WXXA-TV Albany, New York, which expires in 1999 and may be renewed by FOX or the Company. Based on the performance of its FOX-affiliated stations to date, the Company expects it will continue to be able to renew its FOX contracts, although no assurances in this regard can be given. The network affiliation agreements with ABC (for WPTY-TV in Memphis, Tennessee, effective December 1, 1995), CBS (for WHP-TV in Harrisburg, Pennsylvania, renewed and effective December 18, 1995 and for WPRI-TV in Providence, RI, effective July 1,
1996), NBC (for WPMI-TV in Mobile, Alabama, effective January 1,
1996) and UPN (for KTTU-TV in Tucson, Arizona, entered into in
1995) run for ten-year terms.

     The third source of programming is the production of local news programming on the FOX, CBS, ABC and NBC affiliate stations in Jacksonville, Florida, Harrisburg, Pennsylvania, Memphis, Tennessee and Mobile, Alabama/ Pensacola, Florida, respectively. Local news programming traditionally has appealed to a target audience of adults 25 to 54 years of age. Because these viewers generally have increased buying power relative to viewers in other demographic groups, they are one of the most sought-after target audiences for advertisers. With such programming, these stations are able to attract advertisers to which they otherwise would not have access.

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

COMPETITION

     The Company's radio and television stations compete for audience share and advertising revenue directly with other radio and television stations within their broadcast areas.
Competition among radio and television stations is based primarily on program content, which is significantly affected by network affiliation and by local programming activities. Other factors that affect a station's competitive position include its authorized power, terrain, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other stations in the market area. The Company's radio and television stations are located in highly competitive markets. In the radio broadcasting industry, moreover, it is not uncommon for radio stations outside of a market area to broadcast at sufficient strength to gain a share of the audience in adjacent areas. Many of the stations with which the Company competes are owned or operated by national or regional companies with substantially greater financial and other resources than the Company. Other media, including network television, cable television, newspapers, magazines, direct mail coupons, billboard advertising, and direct broadcast satellite, also compete with the Company for advertising revenue. The Company believes it competes favorably against other stations because of its management skill and experience and the ability of the Company's stations to generate revenue that is at least equal to their market share in their respective markets.


REGULATION OF THE COMPANY'S BUSINESS

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

     The Telecommunications Act of 1996 ("the 1996 Act") represented the most comprehensive overhaul of the country's telecommunications laws in more than 60 years. The Communications Act originated at a time when telephone and broadcasting technologies were quite distinct and addressed different consumer needs. As a consequence, both the statute and its implementing regulatory scheme were designed to compartmentalize the various sectors of the telecommunications industry. The 1996 Act removed or relaxed the statutory barriers to telephone company entry into the video programming delivery business, to cable company provision of telephone service, and to common ownership of broadcast television and cable properties.

     The 1996 Act also significantly changed both the process for renewal of broadcast station licenses and the broadcast ownership rules. First, the 1996 Act established a "two-step" renewal process that limits the FCC's discretion to consider applications filed in competition with an incumbent's renewal application.
The 1996 Act also substantially liberalized the national broadcast ownership rules, eliminating the national radio limits and easing the national restrictions of TV ownership. The 1996 Act also relaxed local radio ownership restrictions, but left local TV restrictions in place pending further FCC review. The FCC has already implemented some of these changes through Commission Orders.

     This new regulatory flexibility has engendered aggressive local, regional, and/or national acquisition campaigns. Removal of previous station ownership limitations on leading incumbents (i.e., existing networks and major station groups) has increased sharply the competition for and the prices of attractive stations.

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

     The 1996 Act completely revised the television and radio ownership rules via changes the FCC implemented in two orders issued on March 8, 1996. With respect to television, the 1996 Act and the FCC's subsequently issued orders eliminated the 12-station limit for station ownership and increased the national audience reach limitation from 25% to 35%. On a local basis, however, the 1996 Act did not alter current FCC rules limiting an individual entity to maintaining an attributable interest in only one television station in a market. The 1996 Act did require the FCC to conduct a rulemaking proceeding, however, to determine whether to narrow the geographic scope of the local television cross-ownership rule (the so-called "TV duopoly rule") to permit some two-station combinations in certain (large) markets. At the time of the passage of the 1996 Act, the FCC had already initiated a rulemaking to consider whether the television duopoly rule should be retained, modified or eliminated. That proceeding remains pending.

     With respect to radio licensees, the 1996 Act and the FCC's subsequently issued rule changes eliminated the national ownership restriction, allowing any one entity to own nationally any number of AM or FM broadcast stations. The 1996 Act and the FCC's new rules also greatly eased local radio ownership restrictions. As with the old rules, the maximum allowable varies depending on the number of radio stations within a market. In markets with more than 45 stations, one company may own, operate, or control eight stations, with no more than five in any one service (AM or FM). In markets of 30-44 stations, one company may own seven stations, with no more than four in any one service; in markets with 15-29 stations, one entity may own six stations, with no more than four in any one service. In markets with 14 commercial stations or less, one company may own up to five stations or 50% of all of the stations, whichever is less, with no more than three in any one service.

     In 1992, the FCC placed limitations on local marketing agreements ("LMAs") through which the licensee of one radio station provides the programming for another licensee's station in the same market. Stations operating in the same service (e.g., where both stations are AM) and in the same market are prohibited from simulcasting more than 25% of their programming. Moreover, in determining the number of stations that a single entity may control, an entity programming a station pursuant to an LMA is required, under certain circumstances, to count that station toward its maximum even though it does not own the station. In a pending rulemaking, the FCC is seeking comment on issues of control and attribution with respect to time brokerage agreements or LMAs entered into by television stations.

     A number of cross-ownership rules pertain to licensees of television and radio stations. FCC rules, the Communications Act or both generally prohibit an individual or entity from having an attributable interest in both a television station and a radio station, daily newspaper or cable television system that is located in the same local market area served by the television station. The FCC has employed a liberal waiver policy with respect to the TV/radio cross-ownership restriction (the so-called "one-to-a-market" rule), generally permitting common ownership of one AM, one FM and one TV station in any of the 25 largest markets, provided there are at least 30 separately owned stations remaining after the proposed sale. The 1996 Act directed the Commission to extend its one-to-a-market waiver policy to the top 50 markets, consistent with the public interest, convenience and necessity. Moreover, in a pending rulemaking the FCC has proposed eliminating the one-to-a-market rule entirely.

     The 1996 Act eliminated a statutory prohibition against common ownership of television broadcast stations and cable systems serving the same area, but left the current FCC rule in place. The 1996 Act stipulates that the FCC should not consider the repeal of the statutory ban in any review of its applicable rules. The legislation also eliminated the FCC's former network/cable cross-ownership limitations, but allowed the FCC to adopt regulations if necessary to ensure carriage, appropriate channel positioning, and nondiscriminatory treatment of non-affiliated broadcast stations on network-owned cable systems.
The FCC eliminated the restriction and determined that additional safeguards were not necessary at this time.

     The 1996 Act does not alter the FCC's newspaper/broadcast cross-ownership restrictions. However, the FCC is considering whether to change the policy pursuant to which it considers waivers of the radio/newspaper cross-ownership rule. Finally, the 1996 Act directed the FCC to revise its long-standing "dual network" rule to permit television broadcast stations to affiliate with an entity that maintains two or more networks, unless the combination is composed of (a) two of the four existing networks (ABC, CBS, NBC or Fox) or (b) any of the four existing networks and one of the two emerging networks (WBN or UPN).

     Expansion of the Company's broadcast operations in particular areas and nationwide will continue to be subject to the FCC's ownership rules and any further changes the FCC or Congress may adopt. Significantly, the 1996 Act requires the Commission to review its remaining ownership rules biennially-as part of its regulatory reform obligations to determine whether its various rules are still necessary. The Company cannot predict the impact of the biennial review process or any other agency or legislative initiatives upon the FCC's broadcast rules. Further, the 1996 Act's relaxation of the FCC's ownership rules has increased the level of competition in one or more of the markets in which the Company's stations are located.

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

     A rulemaking proceeding pending at the FCC is designed to permit a "thorough review of [its] broadcast media attribution rules." Among the issues on which comment was sought were (i) whether to change the voting stock attribution benchmarks from five percent to ten percent and, for passive investors, from ten percent to twenty percent; (ii) whether there are any circumstances in which non-voting stock interests, which are currently considered non-attributable, should be considered attributable; (iii) whether the FCC should eliminate its single majority shareholder exception (pursuant to which voting interests in excess of five percent are not considered recognizable if a single shareholder owns more than fifty percent of the voting power); (iv) whether to relax insulation standards for business development companies and other widely-held limited partnerships; (v) how to treat limited liability companies and other new business forms for attribution purposes; (vi) whether to eliminate or codify the cross-interest policy; and (vii) whether to adopt a new policy which would consider whether multiple cross interests or other significant business relationships (such as time brokerage agreements, debt relationships or holdings of nonattributable interests), which individually do not raise concerns, raise issues with respect to diversity and competition. The Commission also is to consider whether to make debt attributable in certain instances as well as the circumstances, if any, in which television LMAs should be considered to be an attributable interest. The Company cannot predict with certainty when this proceeding will be concluded or whether any of these standards will be changed. Should the attribution rules be changed, the Company is unable to predict what effect, if any, such changes would have on the Company or its activities. To the best of the Company's knowledge at present, no officer, director or five percent stockholder of the Company holds an interest in another television station, radio station, cable television system or daily newspaper that is inconsistent with the FCC's ownership rules and policies or the Company's continued ownership of its television stations.

     Alien Ownership Restrictions. The Communications Act restricts the ability of foreign entities or individuals to own or hold certain interests in broadcast licenses. Foreign governments, representatives of foreign governments, non-U.S. citizens, representatives of non-U.S. citizens, and corporations or partnerships organized under the laws of a foreign nation are barred from holding broadcast licenses. Non-U.S. citizens, collectively, may directly or indirectly own or vote up to twenty percent of the capital stock of a licensee. In addition, a broadcast license may not be granted to or held by any corporation that is controlled, directly or indirectly, by any other corporation more than one-fourth of whose capital stock is owned or voted by non-U.S. citizens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations, if the FCC finds that the public interest will be served by the refusal or revocation of such license. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such corporation, and the FCC has made such an affirmative finding only in limited circumstances. The Company, which serves as a holding company for subsidiaries that serve as licensees for the stations, therefore may be restricted from having more than one-fourth of its stock owned or voted directly or indirectly by non-U.S. citizens, foreign governments, representatives of non-foreign governments, or foreign corporations. The Communications Act previously also prohibited grant of a broadcast station license (i) to any corporation with an alien officer or director, or (ii) to any corporation controlled by another corporation with any alien officers or more than one-fourth alien directors. The restrictions on non-U.S. citizens serving as officers or directors of licensees and their parent corporations were eliminated, however, by the 1996 Act.

     Other Regulations Affecting Broadcast Stations. The FCC has significantly reduced its past regulation of broadcast stations, including elimination of formal ascertainment requirements and guidelines concerning amounts of certain types of programming and commercial matter that may be broadcast. In 1990, the U.S. Supreme Court refused to review a lower court decision that upheld the FCC's 1987 action invalidating most aspects of the Fairness Doctrine, which had required broadcasters to present contrasting views on controversial issues of public importance. The FCC may, however, continue to regulate other aspects of fairness obligations in connection with certain types of broadcasts. The United States Court of Appeals for the District of Columbia Circuit recently ordered the FCC to act on a petition of the Radio and Television New Directors Association seeking to repeal the FCC's personal attack and political editorial rules by August 7, 1997. In addition, there are FCC rules and policies, and rules and policies of other federal agencies, that regulate matters such as network-affiliate relations, the ability of stations to obtain exclusive rights to air syndicated programming, cable systems' carriage of syndicated and network programming on distant stations, political advertising practices, equal employment opportunity, application procedures and other areas affecting the business or operations of broadcast stations. The FCC has adopted rules to implement the Children's Television Act of 1990 ("Children's Television Act"), which, among other provisions, limits the permissible amount of commercial matter in children's programs and requires each television station to present "educational and informational" children's programming. The FCC also has adopted renewal processing guidelines effectively requiring television stations to broadcast an average of three hours per week of children's educational programming commencing in September 1997.

     Recent Developments, Proposed Legislation and Regulation.
In January 1996, the Supreme Court refused to review lower court decisions that upheld the FCC's restrictions on the broadcast of indecent material and also upheld the agency's policy of imposing substantial monetary sanctions on repeat offenders of the indecency rules. The rules require stations to limit the airing of indecent programming to a 10 p.m.-6 a.m. "safe harbor" period.


     Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of the Company's broadcast properties. In addition to the changes and proposed changes noted above, such matters include, for example, the license renewal process, spectrum use fees, political advertising rates, potential restrictions on the advertising of certain products (beer and wine, for example), the rules and policies to be applied in enforcing the FCC's equal employment opportunity regulations, closed captioning requirements, and regulatory schemes to control the amount of violent television programming accessible to children (including implementation, as required under the 1996 Act, of the so-called "V-chip technology," which would permit parents to program television sets so that certain programming would be inaccessible to children). If distributors of video programming fail voluntarily to establish rating rules to identify programming that contains sexual, violent or other indecent material, the 1996 Act requires the FCC to formulate, in conjunction with a non-partisan advisory committee, a system to identify and rate such programming. Distributors of rated programs are required to transmit these ratings, thereby permitting parents to black-out the programs. The FCC has sought comment on a ratings plan developed by the advisory committee. Other matters that could affect the Company's broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as the recent initiation of direct broadcast satellite service, the continued establishment of wireless cable systems and low power television stations, and the advent of telephone company participation in the provision of video programming service.

     Distribution of Video Services by Telephone Companies. Recent actions by Congress, the FCC and the courts all presage significant future involvement in the provision of video services by telephone companies. The Company cannot predict either the timing or the extent of such involvement. These developments all relate to a former provision of the Communications Act that prohibited a local telephone company from providing video programming directly to subscribers within the company's telephone service areas. As applied by government regulators historically, the former provision prevented telephone companies from providing cable service over either the telephone network or a separate cable system located within the telephone service area. That provision has now been superseded by the 1996 Act, which provides for telephone company entry into the distribution of video services either under the laws and rules applicable to cable systems as operators of so-called "wireless cable systems", as common carriers or under new rules devised by the FCC for "open video systems" subject to certain common carrier requirements.


     The 1996 Act also eliminated the FCC's "video dialtone" ("VDT") rules, which allowed telephone companies to provide a transport "platform" to multiple video programmers (including, potentially, competing program packages) on a non-discriminatory, common carrier basis. (The legislation does not affect any VDT systems approved prior to enactment of the 1996 Act). Congress instead has determined that telephone companies may offer video programming either as a traditional cable operator, as a so-called "wireless cable" operator, as a common carrier, or through operation of an "open video system." Although Congress specifically preempted the FCC's VDT rules, the legislation's directives for open video systems resemble the rules adopted or proposed for VDT systems in certain respects. These include the requirements that (1) the operator of an open video system offer carriage capacity to various video programming providers under nondiscriminatory rates, terms, and conditions; and (2) if demand for carriage exceeds the channel capacity of the open video system, the operator generally is barred from devoting more than one-third of the system's capacity to programming provided by itself or an affiliate.

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

     The signal carriage, or "must carry," provisions of the 1992 Cable Act require cable operators to carry the signals of local commercial and non-commercial television stations and certain low power television stations. Systems with 12 or fewer usable activated channels and more than 300 subscribers must carry the signals of at least three local commercial television stations.
A cable system with more than 12 usable activated channels, regardless of the number of subscribers, must carry the signals of all local commercial television stations, up to one-third of the aggregate number of usable activated channels of such a system. The 1992 Cable Act also includes a retransmission consent provision that prohibits cable operators and other multi-channel video programming distributors ("MVPDs") from carrying broadcast signals without obtaining the station's consent in certain circumstances. The "must carry" and retransmission consent provisions are related in that a local television broadcaster, on a cable system-by-cable system basis, must make a choice once every three years whether to proceed under the "must carry" rules or to waive the right to mandatory but uncompensated carriage and negotiate a grant of retransmission consent to permit the cable system to carry the station's signal, in most cases in exchange for some form of consideration from the cable operator. Cable systems and other MVPDs must obtain retransmission consent to carry all distant commercial stations other than "super stations" delivered via satellite.

     On April 8, 1993, a special three-judge panel of the U.S. District Court for the District of Columbia upheld the constitutionality of the must carry provisions of the 1992 Cable Act. Cable interests appealed that ruling directly to the Supreme Court. On June 27, 1994, in a 5-4 decision, the justices determined that must carry "in the abstract" did not constitute a clear violation of the First Amendment. Nevertheless, the Court remanded the case to the District Court and ordered it to determine the factual validity of Congress' premise for enacting the law-that "the economic health of local broadcasting" would be "in genuine jeopardy" without cable carriage. On remand, the District Court panel held, by a vote of 2-1, that Congress had sufficient evidence about the state of broadcasting and cable competition to determine that mandatory carriage laws were necessary. The Supreme Court has heard arguments in the case and a decision is expected in the first half of 1997. The Company cannot predict the ultimate outcome of this appeal. In the meantime, the must carry regulations implemented by the FCC pursuant to the 1992 Cable Act remain in effect.

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

     The 1992 Cable Act was amended in several important respects by the 1996 Act. Most notably, as discussed above, the 1996 Act repealed the cross-ownership ban between cable and telephone entities and the FCC's current video dialtone rules. These provisions, among others, foreshadow significant future involvement in the provision of video services by telephone companies. The Company cannot predict the impact that telephone company entry into video programming will have upon the broadcasting industry.

     The 1996 Act also repealed or curtailed several cable-related ownership and cross-ownership restrictions. For example, as noted above, the 1996 Act eliminated the broadcast network/cable cross-ownership limitations and the statutory prohibition on TV/cable cross-ownership.

     Advanced Television Service. The FCC has proposed the adoption of rules for implementing advanced television ("ATV") service in the United States. Implementation of digital ATV will improve the technical quality of television signals receivable by viewers and will provide broadcasters the flexibility to offer new services, including high-definition television ("HDTV"), simultaneous multiple programs of standard definition television ("SDTV"), and data broadcasting. The FCC is expected to release a final plan during the first half of 1997.

     As currently proposed, the FCC generally will assign all existing television licensees and permitees a second channel on which to provide ATV simultaneously with their current analog service. After a period of years (the 1992 proposal was for 15 years, although that period of time is under review in the pending FCC proceeding) broadcasters would be required to cease analog operations and broadcast only with the newer digital ATV technology. It is also possible that the analog channel, once returned to the FCC, will be auctioned for other use. Under certain circumstances, conversion to ATV operations could reduce a station's geographical coverage area; it is anticipated, however, that the majority of stations will obtain service areas that match or exceed the limits of existing operations. Over the course of the ATV debate, several members of Congress stated that they favor authorizing the FCC to auction the second channels as opposed to assigning them directly to existing broadcasters. Such authority could be contained in budget legislation or a stand-alone spectrum law.

     Due to additional equipment costs, implementation of ATV will impose near-term financial burdens on television stations providing the service. If ATV stations are licensed by auction, this additional expense will apply to broadcasters who choose to implement ATV. At the same time, there is a potential for increased revenues to be derived from ATV. Although the Company believes the FCC will authorize ATV in the United States, the Company cannot predict precisely when or under what conditions such authorization might be given, when analog operations will be required to cease, or the overall effect the transition to ATV might have on the Company's business.

     Digital Audio Radio Service. The FCC is also considering alternative systems for the delivery of digital audio radio service ("DARS"). DARS systems could permit delivery of audio signals with fidelity comparable to compact discs. The FCC has allocated spectrum for satellite DARS use and is considering several applications for satellite DARS licenses. On March 3, 1997, the FCC announced a plan to license two providers of satellite DARS. The Commission will conduct a closed auction among four pending applicants to select the two licensees. The auction is scheduled to be held on April 1, 1997. The FCC has also undertaken an inquiry into the terrestrial broadcast of DARS signals which addresses, among other things, the need for spectrum outside the existing FM band. The Company cannot predict the outcome of these proceedings or the impact thereof upon its business.

     Direct Broadcast Satellite Systems. The FCC has authorized DBS, a service which provides video programming via satellite directly to home subscribers. Local broadcast stations are not carried on DBS systems. Currently, several entities including DIRECT TV, Inc. ("DIRECT TV"), an affiliate of the General Motors Company, United States Satellite Broadcasting Company ("USSB") and Echostar Satellite Corporation ("Echostar") provide DBS service. DBS service is also provided by Primestar Partners, an entity owned by a number of large cable interests, using a medium-powered satellite in the fixed satellite service.

     In 1996, MCI Telecommunications Corporation ("MCI") acquired at auction for $682.5 million the right to operate a 28 transponder DBS system capable of providing service to the entire continental United States. Thereafter, MCI entered into a joint venture, called ASkyB, with News Corporation Ltd. (an entity controlled by Rupert Murdoch) to provide DBS service from MCI's satellite. In early 1997, ASkyB and EchoStar announced that they would merge their DBS operations in order to provide a service capable of delivering 500 channels of programming to subscribers. They also announced a plan to provide local broadcast signals to certain markets. In March, 1997, TEMPO Satellite, Inc. launched a new satellite from which it will provide DBS service. Other parties hold authorizations to provide DBS service, but have not launched their proposed satellites. It is uncertain if or when additional service by these or other parties may commence.

     As part of the 1996 Act, Congress required the FCC to promulgate regulations to prohibit restrictions that impair a viewer's ability to receive video programming services through over-the-air reception devices, multipoint distribution service, or direct broadcast satellite services. The legislation also awarded the FCC exclusive jurisdiction to regulate the provision of direct-to-home satellite services, and limited the authority of local jurisdictions to tax direct-to-home satellite service providers.

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

     Antitrust Matters. An important element of the Company's growth strategy involves the acquisition of additional radio and television stations and outdoor advertising display faces, many of which are likely to require preacquisition antitrust review by the Federal Trade Commission (the "FTC") and the Antitrust Division of the United States Department of Justice (the "Antitrust Division"). Following passage of the 1996 Act, the Antitrust Division has become more aggressive in reviewing proposed acquisitions of radio stations and radio station networks, particularly in instances where the proposed acquiror already owns one or more radio stations in a particular market and the acquisition involves another radio station in the same market. Recently, the Antitrust Division has obtained consent decrees requiring an acquiror to dispose of at least one radio station in a particular market where the acquisition otherwise would have resulted in a concentration of market share by the acquiror. There can be no assurance that the Antitrust Division or the FTC will not seek to bar the Company from acquiring additional radio stations or outdoor advertising display faces in a market where the Company's existing stations or display faces already have a significant market share.

     Environmental Matters. As the owner, lessee or operator of various real properties and facilities, the Company is subject to various federal, state and local environmental laws and regulations. Historically, compliance with such laws and regulations has not had a material adverse effect on the Company's business. There can be no assurance, however, that compliance with existing or new environmental laws and regulations will not require the Company to make significant expenditures in the future.

2.   Properties

     The Company's corporate headquarters is in San Antonio, Texas. The lease agreement for the approximately 7,500 square feet of office space in San Antonio expires on February 28, 2001.

     The types of properties required to support each of the Company's radio and television stations listed in Item 1 above include offices, studios, transmitter sites and antenna sites. A radio or television station's studios are generally housed with its offices in downtown or business districts. A radio or television station's transmitter sites and antenna sites generally are located in a manner that provides maximum market coverage.

     The studios and offices of the Company's radio and television stations are located in leased or owned facilities. These leases generally have expiration dates that range from one to twenty years. The Company either owns or leases its transmitter and antenna sites. These leases generally have expiration dates that range from five to fifteen years. The Company does not anticipate any difficulties in renewing those leases that expire within the next several years or in leasing other space, if required.

     As noted in Item 1 above, as of December 31, 1996, the Company owned 86 radio stations and 11 television stations in various markets throughout the United States. See "Business -- Radio Broadcasting" and "-- Television Broadcasting." Therefore, no one property is material to the Company's overall operations. The Company believes that its properties are in good condition and suitable for its operations. The Company owns substantially all of the equipment used in its radio and television broadcasting business.

ITEM 3.  Legal Proceedings

     The Company from time to time becomes involved in various claims and lawsuits incidental to its business, including defamation actions. The Company believes that any ultimate liability arising out of currently pending claims and lawsuits will not have a material effect on the financial condition or operations of the Company.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

      There were no matters submitted to a vote of security holders in the fourth quarter of fiscal year 1996.

PART II

ITEM 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

     The information required by Item 5 is included in "Note M:
Quarterly Results of Operations" to the Company's Consolidated Financial Statements in the Company's Annual Report to Shareholders and is incorporated herein by reference. There were approximately 6,400 shareholders of record as of March 1, 1997.

     Presently, the Company expects to retain its earnings for the development and expansion of its business and does not anticipate paying any dividends in 1997. However, any future decision by the Board of Directors to pay cash dividends will depend, among other factors, the Company's earnings, financial position, capital requirements and loan covenant restrictions. The Company's current bank credit agreement allows for the payment of dividends subject to certain loan covenant restrictions. There are no restrictions on dividends payable wholly in capital stock of the Company. At March 11, 1997 the market price of the Company's Common Stock was $48.75 per share.

ITEM 6.  Selected Financial Data

     The information required by Item 6 is incorporated by reference to the information set forth under the caption
"Selected Financial Data" in the Company's Annual Report to
Shareholders.

ITEM 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

     The information required by Item 7 is included in the information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8.  Financial Statements and Supplementary Data

     The information required by Item 8 and the Report of Independent Auditors is included in the "1996 Financial Report" in the Company's Annual Report to Shareholders and is incorporated herein by reference.

ITEM 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

Not Applicable

PART III

ITEM 10.  Directors and Executive Officers of the Registrant

     The information required by Item 10 with respect to the directors and nominees for election to the Board of Directors of the Company is incorporated by reference to the information set forth under the caption "Election of Directors" and "Compliance With Section 16(A) of the Exchange Act," in the Company's Definitive Schedule 14A Proxy Statement dated March 26, 1997.

     The following information is submitted with respect to the executive officers of the Company as of December 31, 1996.

                     Age on
                     December 31,                        Officer
Name                 1996 Position                       Since

L. Lowry Mays        61   Chairman/
                          Chief Executive Officer        1972
Mark P. Mays         33   President                      1989
Randall T. Mays      31   Executive Vice President/
                          Chief Financial Officer        1993
Herbert W. Hill, Jr. 37   Senior Vice President/
                          Chief Accounting Officer       1989
Kenneth E. Wyker     35   Senior Vice President/
                          Legal Affairs                  1993
Jacob T. Gray        29   Vice President/Controller      1996
J. Stanley Webb      53   Senior Vice President/
                          Radio Operations               1984
George Sosson        46   Senior Vice President/
                          Radio Operations               1996
James D. Smith       48   Senior Vice President/
                          Capital Asset Management       1984
Dave Ross            46   Vice President/
                          GM WHYI-FM, WBGG-FM            1994
William R. Riordan   39   Exec. Vice President/
                          COO Clear Channel Television   1990

The officers named above serve until the next Board of Directors meeting immediately following the Annual Meeting of Shareholders.

Mr. L. Mays is the founder of the Company and was the President and Chief Executive Officer of the Company and its predecessor since 1972. He has been a director of the Company since its inception.

Mr. M. Mays was Senior Vice President of Operations from 1993 until his appointment as President in February 1997. Prior thereto, he was Vice President and Treasurer of the Company for the remainder of the relevant five year period.

Mr. R. Mays was appointed Executive Vice President/Chief Financial Officer in February 1997. Prior thereto, he was Vice President/Treasurer since he joined the Company in 1993. Prior thereto, he was an associate for Goldman Sachs & Co. Prior thereto he was a graduate student at Harvard University for the remainder of the relevant five year period.

Mr. H. Hill was appointed Senior Vice President/Chief Accounting
Officer in February 1997.  Prior thereto, he was the Vice
President/Controller of the Company since January, 1989 and Principal Financial Officer since June 1991

Mr. K. Wyker was appointed Senior Vice President for Legal
Affairs in February 1997.  Prior thereto he was Vice
President/General Counsel since he joined the Company in 1993.
Prior thereto, he was Corporate Counsel at Greater Media for the remainder of the relevant five year period.

Mr. J. Gray was appointed Vice President/Controller in May 1996. He was named Assistant Controller when he joined the Company in 1995. Prior thereto, he was a Manager with Price Waterhouse LLP and an Audit Senior with Ernst & Young LLP for the remainder of the relevant five year period.

Mr. J. Stanley Webb was appointed Senior Vice President/Radio
Operations in May, 1996. Prior thereto, he was Vice
President/General Manager of the Company's radio stations in Austin, Texas for the remainder of the relevant five year period.

Mr. George Sosson was appointed Senior Vice President/Radio Operations in August 1996. He was an equity investor and managing General Partner of Radio Equity Partners, LP from 1993 to the time he joined the Company. Prior thereto, he was Vice President responsible for the operations of all of the FM radio stations owned by CBS for the remainder of the relevant five year period.

Mr. J. Smith was appointed Senior Vice President/Capital Management in January 1997. Prior thereto, he was Vice President/General Manager of the Company's radio stations in Tulsa, Oklahoma for the remainder of the relevant five year period.

Mr. D. Ross, prior to his election as an officer of the Company in 1994, was Executive Vice President and General Manager of
WHYI-FM with Metroplex Communications, Inc. for the remainder of the relevant five year period.

Mr. W. Riordan has been an officer of the Company for the relevant five-year period. Mr. Riordan served as General Manager of KSAS-TV from 1990 to 1993, as General Manager of WFTC-TV from 1993 to 1995, and is currently Executive Vice President and Chief
Operating Officer of Clear Channel Television, Inc.

There is no family relationship between any of the executive officers of the Company except that Mark P. Mays, President/COO and Randall T. Mays, Executive Vice President/CFO, are the sons of the Chairman/CEO, L. Lowry Mays.

ITEM 11.  Executive Compensation

     The information required by Item 11 is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's Definitive Schedule 14A Proxy Statement dated March 26, 1997. Cash Compensation excludes personal benefits and other forms of non-cash compensation, the aggregate value of which did not exceed the lesser of $25,000 or 10% of the cash compensation shown for each officer. Directors who are not also officers of the Company receive $5,000 for each meeting of the Board of Directors they attend and are reimbursed for travel expenses. Those Board members on the Compensation Committee receive $500 for each meeting they attend.

ITEM 12.  Security Ownership of Certain Beneficial Owners and
Management

     The information required by Item 12 is incorporated by reference to the Company's Definitive Schedule 14A Proxy Statement dated March 26, 1997 under the headings "Security Ownership" and "Election Of Directors And Director Compensation". Except as described therein, no other individual or group owns 5% or more of the Company's outstanding Common Stock.

ITEM 13.  Certain Relationships and Related Transactions

     The information required by Item 13 is incorporated by reference to the Company's Definitive Schedule 14A Proxy
Statement dated March 26, 1997 under the heading "Certain
Transactions."

PART   IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on
Form 8-K

(a)1.  Financial Statements.

     The following consolidated financial statements included in the Company's Annual Report to Shareholders are incorporated by reference in Item 8.

Consolidated Balance Sheets as of December 31, 1996 and 1995 Consolidated Statements of Earnings for the Years Ended December 31, 1996, 1995 and 1994. Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1996, 1995 and 1994. Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994.

Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedules.

     The following financial statement schedules of the Company for the years ended December 31, 1996, 1995 and 1994 and related report of independent auditors are filed as part of this report and should be read in conjunction with the financial statements.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts


                          Charges
              Balance at  to Costs,     Write-off         Balance
              Beginning   Expenses      of Accounts       at end
of
Description   of period   and other     Receivable        Period
-----------   ----------  ---------     ---------         --------
--
[S]           [C]         [C]           [C]                [C]
                          $442,490(1)
                          1,394,535
Year ended
December 31,
1994          $3,026,785  $1,837,025    $1,746,314
$3,117,496
              ==========  ==========    =========         =======

                          $1,003,995(1)
                          2,352,300
Year ended
December 31,
1995          $3,117,496  $3,356,295    $2,664,262
$3,809,529
              ==========  ==========    ========          =======

                          $2,880,634(1)
                          2,375,665
Year ended
December 31,
1996          $3,809,529  $5,255,999    $2,998,734
$6,066,794
              ========    =========     =========         =======

(1) Allowance for accounts receivable acquired in acquisitions net of deletions related to dispositions.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Accumulated Amortization of Intangibles

                            Charges
               Balance at   to Costs,                     Balance
               Beginning    Expenses                      at end
of
Description    of period    and other   Deletions (1)     Period
----------     ----------   ---------   -------------     --------
--
[S]            [C]          [C]         [C]               [C]
Year ended
December 31,
1994           $24,028,299  $12,029,436 $2,195,935
$33,861,800
               ==========   =========   =========         =======

Year ended
December 31,
1995           $33,861,800  $18,389,056 $   58,529
$52,192,327
               ==========   ==========  =========         =======

Year ended
December 31,
1996           $52,192,327  $26,453,381
$78,645,708
               ==========   ==========  ========          =======


(1) Related to disposition of stations and fully amortized intangible assets. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)3. Exhibits.  Refer to (c) below.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1996.

(c)  Exhibits

               Index to Exhibits
(a) 3.1  --    Articles of Incorporation, as amended, of
               Registrant
(h) 3.1.1--    Articles of Amendment to the Articles of
               Incorporation of Clear Channel Communications,
               Inc.
(a) 3.2  --    Amended and Restated Bylaws of Registrant
(a) 4    --    Buy-Sell Agreement among Clear Channel
               Communications, Inc., L. Lowry Mays, B. J.
               McCombs, John M. Schaefer and John W. Barger dated
               May 31, 1977.
(a)10.1 --     Incentive Stock Option Plan of Clear Channel
               Communications, Inc. as of January 1, 1984.
(b)10.2 --     Radio Asset Merger Agreement dated March 22, 1994,
               by and between Metroplex Communications, Inc. and
               Clear Channel Radio, Inc.
(c)10.3 --     Radio Partnership Interest Purchase Agreement
               dated April 5, 1994, by and between Cook Inlet
               Communications, Inc. and WCC Associates and Clear
               Channel Radio, Inc.
(d)10.4 --     Television Asset Purchase Agreement September
               12,1994, by and between Heritage Broadcasting
               Company of New York, Inc. and Clear Channel
               Television, Inc. and Clear Channel Television
               Licenses, Inc.
(e)10.5 --     Radio Asset Purchase Agreement dated November
               17,1994, by and between Noble Broadcast of
               Houston, Inc. and Clear Channel Radio, Inc.
(f)10.6 --     Australian Radio Network Shareholders Agreement
               dated February, 1995, by and between APN
               Broadcasting Investments Pty Ltd, Australian
               Provincial Newspapers Holdings Limited, APN
               Broadcasting Pty Ltd and Clear Channel Radio, Inc.
               and Clear Channel Communications, Inc.
(g)10.7 --     $600,000,000 Amended and Restated Credit Agreement
               Among Clear Channel Communications, Inc., Certain
               Lenders, and NationsBank of Texas, N.A., as
               Administrative Lender, dated October 19, 1995.
(h)10.8 --     Clear Channel Communications, Inc. 1994 Incentive
               Stock Option Plan.
(h)10.9 --     Clear Channel Communications, Inc. 1994
               Nonqualified Stock Option Plan.
(h)10.10 --    Clear Channel Communications, Inc. Directors'
               Nonqualified Stock Option Plan.
(h)10.11 --    Option Agreement for Officer
   10.12 --    Employment Agreement between Clear Channel
               Communications, Inc. and L. Lowry Mays dated
               February 10, 1997.
(i)10.13 --    Stock Purchase Agreement dated as of March 4, 1996
               by and among US Radio Stations, L.P., Blackstone
               USR Capital Partners L.P., Blackstone USR Offshore
               Capital Partners L.P., Blackstone Family
               Investment Partnership II L.P., BCP Radio L.P.,
               BCP Offshore Radio L.P., US Radio Inc., Clear
               Channel Communications of Memphis, Inc. and Clear
               Channel Communications, Inc.
(j)10.14 --    Asset Purchase Agreement, dated as of May 9, 1996,
               by and among REP New England G.P., REP Southeast
               G.P., REP Ft. Myers G.P., REP Rhode Island G.P.,
               REP Florida G.P., REP WHYN G.P., REP WWBB G.P.,
               S.E. Licensee G.P., REP WCKT G.P. and RI Licensee
               G.P., Radio Station Management, Inc., Clear
               Channel Radio, Inc., and Clear Channel Radio
               Licenses, Inc.
(k)10.15 --    Tender Offer Agreement Between Clear Channel
               Radio, Inc. and Heftel Broadcasting Corporation
               dated June 1, 1996
(k)10.16 --    Stock Purchase Agreement between Clear Channel
               Radio, Inc. and Certain Shareholders of Heftel
               Broadcasting Corporation dated June 1, 1996.
(l)10.17 --    Amended and Restated Agreement and Plan of Merger
               Between Clear Channel Communications, Inc. and
               Tichenor Media System, Inc. October 10, 1996.
(m)10.18 --    Second Amended and Restated Credit Agreement among
               Clear Channel Communications, Inc., certain
               Lenders and NationsBank, N.A., as Administrative
               Lender dated August 1, 1996.
   10.19 --    Stock Purchase Agreement By and Among Clear
               Channel Communications, Inc., Eller Media
               Corporation and the Stockholders of Eller Media
               Corporation Dated February 25, 1997.

    13.1 --    Annual Report to Shareholders

(n) 13.2 --    Definitive Schedule 14A Proxy Statement (Notice of
               Annual Meeting of Shareholders to be Held April
               29, 1997) dated March 26, 1997.

    21.  --    Subsidiaries of Registrant.

    23.1 --    Consent of Independent Auditors - Ernst & Young
               LLP.

    23.2 --    Consent of Independent Auditors - KPMG.

    27.1 --    Financial Data Schedule

    99.1 --    Report of Independent Auditors on Financial
               Statement Schedules -- Ernst & Young LLP.

    99.2 --    Report of Independent Auditors - KPMG.

(a) -- Incorporated by reference to the exhibits of the Company's Registration Statement on Form S-1(Reg. No. 289161) dated April 19, 1984.
(b) -- Incorporated by reference to the Registrant's Form 8-K dated October 26, 1994.
(c) -- Incorporated by reference to the Registrant's Form 10-Q dated November 14 1994.
(d) -- Incorporated by reference to the Registrant's Form 8-K dated December 14, 1994.
(e) -- Incorporated by reference to the Registrant's Form 8-K dated January 13, 1995.
(f) --         Incorporated by reference to the Registrant's Form
               8-K dated May 26, 1995.
(g) -- Incorporated by reference to the Registrant's Form 10-Q dated November 14, 1995.
(h) -- Incorporated by reference to the Registrant's Form S-8 dated November 20, 1995.
(i) --         Incorporated by reference to the Registrant's Form
               8-K dated May 24, 1996.
(j) --         Incorporated by reference to the Registrant's Form
               8-K dated June 5, 1996.
(k) -- Incorporated by reference to the Registrant's (Reg. No. 333-04581) Form S-3 dated June 14, 1996.
(l) -- Incorporated by reference to Heftel Broadcasting Corporation's Registration Statement on Form S-4 (Reg. No. 333-1973)dated January 15, 1997
(m) -- Incorporated by reference to Heftel Broadcasting Corporation's Amendment 4 to Form SC 14D1/A dated August 5, 1996.
(n) -- Incorporated by reference to the Registrant's Definitive Schedule 14A Proxy Statement dated March 26, 1997.

EXHIBIT 10.12 - EMPLOYMENT AGREEMENT BETWEEN CLEAR CHANNEL
COMMUNICATIONS, INC. AND L. LOWRY MAYS DATED FEBRUARY 10, 1997.

AMENDED AND RESTATED EMPLOYMENT AGREEMENT

THIS AMENDED AND RESTATED EMPLOYMENT AGREEMENT (the "Agreement") is made and entered into as of the 10th day of February, 1997 by and between Clear Channel Communications, Inc., a Texas corporation (together with its successors and assigns permitted thereunder, the "Company"), and L. Lowry Mays (the "Executive"). WHEREAS, the Compensation Committee (as defined herein) of the Board of Directors of the Company and the Board of Directors of the Company (the "Board") has determined that it is in the best interests of the Company and its stockholders to employ the Executive on the terms and conditions set forth herein and to amend and restate the Executive's current employment agreement.

NOW, THEREFORE, IT IS HEREBY AGREED AS FOLLOWS:

1.   Employment Period.   Subject to Section 3, the Company
hereby agrees to employ the Executive, and the Executive hereby agrees to be employed by the Company, in accordance with the terms and provisions of this Agreement, for the period commencing on the date hereof (the "Effective Date") and ending on the fifth anniversary of such date. On each anniversary date of this agreement, the term of employment shall be automatically renewed and extended for a successive one (1) year period unless the Executive shall give the other party written notice of non-renewal thirty (30) days prior to such anniversary date. As used herein, "Employment Period" shall include the initial term and any applicable renewal periods.

2.   Terms of Employment.

(a)  Position and Duties.

(i) During the term of the Executive's employment, the Executive shall serve as Chairman and Chief Executive Officer of the Company and, in so doing, shall report to the Board. The Executive shall have supervision and control over, and responsibility for, such management and operational functions of the Company currently assigned to such position, and shall have such other powers and duties (including holding officer positions with one or more subsidiaries of the Company) as may from time to time be prescribed by the Board, so long as such powers and duties are reasonable and customary for the Chairman and Chief Executive Officer of an enterprise comparable to the Company.

(ii) During the term of the Executive's employment, and excluding any periods of vacation and sick leave to which the Executive is entitled, the Executive agrees to devote a substantial portion of his business time to the business and affairs of the Company. During the term of Executive's employment it shall not be a violation of this Agreement for the Executive to (A) serve on corporate, civic or charitable boards or committees, (B) deliver lectures or fulfill speaking engagements and c manage personal investments, so long as such activities do not significantly interfere with the performance of the Executive's responsibilities as an employee of the Company in accordance with this Agreement.

(b)  Compensation.

(i) Base Salary. During the term of the Executive's employment, the Executive shall receive an annual base salary ("Annual Base Salary"), which shall be paid in accordance with the customary payroll practices of the Company, at least equal to $750,000. During the term of the Executive's employment, the Annual Base Salary shall be reviewed annually by the Compensation Committee of the Board or other appropriate committee of the Board of Directors (the "Compensation Committee") and shall be increased at any time and from time to time as the Compensation Committee shall consider appropriate in accordance with the compensation practices and guidelines of the Company. Any increase in Annual Base Salary shall not serve to limit or reduce any other obligation to the Executive under this Agreement. The term Annual Base Salary as utilized in this Agreement shall refer to Annual Base Salary as so increased.

(ii) Bonus. In addition to Annual Base Salary, the Executive shall be awarded during the term of the Executive's employment such bonuses (each a "Bonus"), if any, as shall be determined by the Compensation Committee.

(iii) Incentive, Savings and Retirement Plans. During the term of the Executive's employment, the Executive shall be entitled to participate in all incentive, savings and retirement plans, practices, policies and programs applicable generally to other executives of the Company ("Investment Plans").

(iv) Welfare Benefit Plans. During the term of the Executive's employment, the Executive and/or the Executive's family, as the case may be, shall be eligible for participation in and shall receive all benefits under welfare benefit plans, practices, policies and programs ("Welfare Plans") provided by the Company (including, without limitation, medical, prescription, dental disability, salary continuance, employee life, group life, accidental death and travel accident insurance plans and programs) to the extent applicable generally to other executives of the Company.

(v) Other Benefits. During the term of the Executive's employment, the Executive shall be entitled to, at the expense of the Company, the use of an automobile appropriate to his position and shall be entitled to an annual vacation in accordance with the Company's policies.

(vi) Expenses. During the term of the Executive's employment, the Executive shall be entitled to receive prompt reimbursement for all reasonable employment expenses incurred by the Executive in accordance with the policies, practices and procedures of the Company.

3.   Termination of Employment.

(a) Death or Disability. The Executive's employment shall terminate automatically upon the Executive's death during the Employment Period. If the Disability of the Executive has occurred during the Employment Period (pursuant to the definition of Disability set forth below), the Company may give to the Executive written notice in accordance with Section 10(b) of its intention to terminate the Executive's employment. In such event, the Executive's employment with the Company shall terminate effective on the 30th day after receipt of such notice by the Executive (the "Disability Effective Date"), provided that, within the 30 days after such receipt, the Executive shall not have returned to full-time performance of the Executive's duties. For purposes of this Agreement "Disability" shall mean the Executive's incapacity due to mental or physical illness for a period in excess of ninety (90) days as determined by the Board of the Company.

(b) Cause. The Company may terminate the Executive's employment during the Employment Period for Cause or without Cause. For purposes of this Agreement, "Cause" shall mean (i) a material breach by the Executive of the Executive's obligations under
Section 2(a) (other than as a result of incapacity due to physical or mental illness) which constitutes a continued material nonperformance by the Executive of his obligations and duties thereunder, as determined by the Board, and which is not remedied within 30 days after receipt of written notice from the Company specifying such breach, (ii) commission by the Executive of an act of fraud upon the Company, as determined by a final, non-appealable judgment by a court of proper jurisdiction, or
(iii) the conviction of the Executive of any felony involving moral turpitude.

(c) Good Reason. The Executive's employment may be terminated during the Employment Period by the Executive for Good Reason or without Good Reason; provided, however, that the Executive agrees not to terminate his employment for Good Reason unless (i) the Executive has given the Company at least 30 days' prior written notice of his intent to terminate his employment for Good Reason, which notice shall specify the facts and circumstances constituting Good Reason, and (ii) the Company has not remedied such facts and circumstances constituting Good Reason within such 30 day period. For purposes of this Agreement, "Good Reason" shall mean:

(i) The assignment to the Executive of any duties inconsistent in any respect with the Executive's position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as contemplated by Section 2(a) or any other action by the Company which results in a material diminution in such position, authority, duties or responsibilities, excluding for this purpose an isolated insubstantial and inadvertent action not taken in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive (without limiting the foregoing, the Company and the Executive agree that the Executive's failure to serve as the sole chief executive officer of the Company or the delegation of the authority, duties or responsibilities of the chief executive officer to another person or persons, including any committee, shall be deemed to be an action by the Company which results in a material diminution in the Executive's position, authority, duties, or responsibilities as contemplated by Section 2(a));

(ii) any termination or material reduction of a material benefit under any
Investment Plan or Welfare Plan in which the Executive participates unless (A) there is substituted a comparable benefit that is economically substantially equivalent to the terminated or reduced benefit prior to such termination or reduction or (B) benefits under such Investment Plan or Welfare Plan are terminated or reduced with respect to all employees previously granted benefits thereunder;

(iii) any failure by the Company to comply with any of the provisions of Section 2(b), other than an isolated, insubstantial and inadvertent failure not occurring in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive;
(iv) any failure by the Company to comply with and satisfy
Section 8c, provided that such successor has received at least ten days prior written notice from the Company or the Executive of the requirements of Section 8c;

(v) prior to the termination of the Executive for Cause, the Executive's ceasing to be a director of the Company for any reason other than his death, Disability (as hereinafter defined) or voluntary resignation;

(vi) the relocation or transfer of the senior management's executive offices to a location more than 15 miles from the Executive's current principal residence as of the date of this Agreement; or

(vii) without limiting the generality of the foregoing, any material breach by the Company or any of its subsidiaries or other affiliates (as defined below) of (A) this Agreement or (B) any other agreement between the Executive and the Company or any such subsidiary or other affiliate.

As used in this Agreement, "affiliate" means, with respect to a person, any other person controlling, controlled by or under, common control with the first person; the term "control," and correlative terms, means the power, whether by contract, equity ownership or otherwise, to direct the policies or management of a person; and "person" means an individual, partnership, corporation, limited liability company, trust or unincorporated organization, or a government or agency or political subdivision thereof.

(d) Notice of Termination. Any termination by the Company for Cause or without Cause, or by the Executive for Good Reason or without Good Reason, shall be communicated by Notice of Termination to the other party hereto given in accordance with
Section 10(b). For purposes of this Agreement "Notice of Termination" means a written notice which (i) indicates the specific termination provision in this Agreement relied upon,
(ii) to the extent applicable, sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated and (iii) if the Date of Termination (as defined below) is other than the date of receipt of such notice, specifies the termination date (which date shall not be more than 15 days after the giving of such notice). The failure by the Executive or the Company to set forth in the Notice of Termination any fact or circumstance which contributes to a showing of Good Reason or Cause shall not waive any right of the Executive or the Company thereunder or preclude the Executive or the Company from asserting such fact or circumstances in enforcing the Executive's or the Company's rights thereunder.

(e) Date of Termination. "Date of Termination" means (i) if the Executive's employment is terminated by the Company for Cause, or by the Executive for Good Reason or without Good Reason, the date of receipt of the Notice of Termination or any later date specified therein, as the case may be, (ii) if the Executive's employment is terminated by the Company other than for Cause, the date on which the Company notifies the Executive of such termination and (iii) if the Executive's employment is terminated by reason of death or Disability, the date of death of the Executive or the Disability Effective Date, as the case may be.

4.   Obligations of the Company upon Termination.

(a) Good Reason; Other Than for Cause, Death or Disability. If, during the Employment Period, the Company shall terminate the Executive's employment other than for either Cause or Disability or the Executive shall terminate his employment for Good Reason, and the termination of the Executive's employment in any case is not due to his death:

(i) The Company shall pay to the Executive in a lump sum in cash within ten days after the Date of Termination the aggregate of the following amounts: (A) the sum of the Executive's Annual Base Salary through the Date of Termination to the extent not therefore paid and any compensation previously deferred by the Executive (together with any accrued interest or earnings thereon) and any accrued vacation pay (Accrued Obligations"); (B) an amount equal to the product of (x) the Executive's Annual Base Salary multiplied by (y) a fraction, the numerator of which is the number of full or partial months in the period from the Date of Termination to the end of the Employment Period and the denominator of which is 12; and c any amount arising from Executive's participation in, or benefits under, any investment Plans ("Accrued Investments"), which amounts shall be payable in accordance with the terms and conditions of such Investment Plans;

(ii) For the remainder of the Employment Period, or such longer period as any plan, program, practice or policy may provide, the Company shall continue benefits provided under Welfare Plans to the Executive and/or the Executive's family at least equal to those which would have been provided to them if the Executive's employment had not been terminated or pay the Executive monthly an amount of cash equal to the value of benefits under Welfare Plans; provided, however, that if the Executive becomes employed with another employer and is eligible to receive similar benefits under another employer provided plan, such benefits or cash described herein shall be secondary to and not duplicate those provided under such other plan during such applicable Period of eligibility (such continuation of such benefits or cash for the applicable period hereinabove set forth in this clause (ii) shall be hereinafter referred to as "Welfare Benefit Continuation"). For purposes of determining eligibility of the Executive for retiree benefits pursuant to such Plans, practices, programs and policies, the Executive shall be considered to have remained employed until the end of the Employment Period and to have retired on the last day of such period;

(iii) For the remainder of the Employment Period, to the extent not therefore paid or provided, the Company shall timely pay or provide to the Executive and/or the Executive's family any other amounts or benefits required to be paid or provided or which the Executive and/or the Executive's family is eligible to receive pursuant to this Agreement and under any plan, program, policy or practice or contract or agreement of the Company ("Other Benefits"); and

(iv) Notwithstanding the terms or conditions of any stock option, stock appreciation right or similar agreements between the Company and the Executive, the Executive shall vest, as of the Date of Termination, in all rights under such agreements (i.e., stock options that would otherwise vest after the Date of Termination) and thereafter shall be permitted to exercise any and all such rights until the first anniversary of the Date of Termination.

(b)  Death.   If  the  Executive's  employment  is  terminated
by reason of the Executive's death during the Employment Period, the Company shall promptly pay to his legal representatives: (i) the Accrued Obligations; (ii) the Accrued Investments and (iii) $3,750,000 as a death benefit. The Company may provide for the payment of such amounts through insurance. The Company shall have no further payment obligations to the Executive or his legal representatives under this Agreement other than for payment of Other Benefits and the timely provision of the Welfare Benefit Continuation to the Executive's family.

(c) Disability. If the Executive's employment is terminated by reason of the Executive's Disability during the Employment Period, the Company shall have no further payment obligations to the Executive or his legal representatives under this Agreement, other than for (i) payment of Accrued Obligations, Accrued Investments and Other Benefits and (ii) the payment to the Executive of his Annual Base Salary in effect at the date of such termination (in accordance with the customary payroll practices of the Company) for the remainder of the Employment Period.

(d) Cause; Other than for Good Reason. If the Executive's employment shall be terminated by the Company for Cause or by the Executive without Good Reason during the Employment Period, the Company shall have no further payment obligations to the Executive other than for payment of Accrued Obligations, Accrued Investments and Other Benefits to the Date of Termination.

5.   Full Settlement.   The Company's obligation to make the
payments provided for in this Agreement and otherwise to perform its obligations thereunder shall not be affected by any setoff, counterclaim, recoupment, defense or other claim, right or action which the Company may have against the Executive or others; provided, however, that in no event shall the Executive be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Executive under any of the provisions of this Agreement and, except as provided in Section 4(a)(ii), such amounts shall not be reduced whether or not the Executive obtains other employment. Neither the Executive nor the Company shall be liable to the other party for any damages in addition to the amounts payable under Section 4 hereof arising out of the termination of the Executive's employment prior to the end of the Employment Period; provided, however, that the Company shall be entitled to seek damages for any breach of Section 6 or criminal misconduct.

6.   Confidential Information.

(a) The Executive acknowledges that the Company and its affiliates have trade, business and financial secrets and other confidential and proprietary information (collectively, the "Confidential Information"). As defined herein, Confidential Information shall not include (i) information that is generally known to other persons or entities who can obtain economic value from its disclosure or use and (ii) information required to be disclosed by the Executive pursuant to a subpoena or court order, or pursuant to a requirement of a governmental agency or law of the United States of America or a state thereof or any governmental or political subdivision thereof; provided, however, that the Executive shall take all reasonable steps to prohibit disclosure pursuant to subsection (ii) above.

(b) The Executive agrees (i) to hold such Confidential Information in confidence and (ii) not to release such information to any person (other than Company employees and other persons to whom the Company has authorized the Executive to disclose such information and then only to the extent that such Company employees and other persons authorized by the Company have a need for such knowledge).

(c)  The Executive further agrees not to use any Confidential
Information for the benefit of any person or entity other than the Company.

(d) The Executive's obligations under this Section 6 shall terminate on the first anniversary of the Date of Termination, provided that such obligations shall terminate on the Date of Termination if the Company fails to make the payments or perform its obligations required thereunder.

7. Surrender of Materials Upon Termination. Upon any termination of the Executive's employment, the Executive shall, upon the request of the Company, immediately return to the Company all copies, in whatever form, of any and all Confidential
Information and other properties of the Company and its affiliates which are in the Executive's possession, custody or control.

8.   Successors.

(a) This Agreement is personal to the Executive and without the prior written consent of the Company shall not be assignable by the Executive otherwise than by will or the laws of descent and distribution or by the Company except as set forth in c below. This Agreement shall inure to the benefit of an be enforceable by the Executive's legal representatives.

(b) This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns.

(c) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, "Company" shall mean the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

9. Effect of Agreement on Other Benefits. The existence of this Agreement shall not prohibit or restrict the Executive's entitlement to full participation in the executive compensation, employee benefit and other plans or programs in which executives of the Company are eligible to participate.

10.  Miscellaneous.

(a) This Agreement shall be governed by and construed in accordance with the laws of the State of Texas, without reference to principles of conflict of laws. The captions of this Agreement are not part of the provisions hereof and shall have no force or effect. This Agreement may not be amended or modified otherwise than by a written agreement executed by the parties hereto or their respective successors and legal representatives.

(b) All notices and other communications thereunder shall be in writing and shall be given by hand delivery to the other party or by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

     If to the Executive:     L. Lowry Mays
                              200 Concord Plaza, Suite 600
                              San Antonio, Texas 78216

     If to the Company:       Clear Channel Communications, Inc.
                              200 Concord Plaza, Suite 600
                              San Antonio, Texas 78216
                              Attention: President

or to such other address as either party shall have furnished to the other in writing in accordance herewith. Notice and communications shall be effective when actually received by the addressee.

(c) If any provision of this Agreement is held to be illegal, invalid or unenforceable under present or future laws effective during the term of this Agreement, such provision shall be fully severable; this Agreement shall be construed and enforced as if such illegal, invalid or unenforceable provision had never comprised a portion of this Agreement; and the remaining provisions of this Agreement shall remain in full force and effect and shall not be affected by the illegal, invalid or unenforceable provision or by its severance from this Agreement. Furthermore, in lieu of such illegal, invalid or unenforceable provision there shall be added automatically as part of this Agreement a provision as similar in terms to such illegal, invalid or unenforceable provision as may be possible and be legal, valid and enforceable.

(d) The Company agrees to attempt to obtain and maintain a director's and officer's liability insurance policy during the term of the Executive's employment covering the Executive on commercially reasonable terms, and the amount of coverage shall be reasonable in relation to the Executive's position and responsibilities thereunder; provided, however, that such coverage may be reduced or eliminated to the extent that the Company reduces or eliminates coverage for its directors and executives generally.

(e) The Company may withhold from any amounts payable under this Agreement such Federal, state or local taxes as shall be required to be withheld pursuant to any applicable law or regulation.

(f) The Executive's or the Company's failure to insist upon strict compliance with any provision of this Agreement or the failure to assert any right the Executive or the Company may have thereunder, including, without limitation, the right of the Executive to terminate employment for Good Reason, shall not be deemed to be a waiver of such provision or right or any other provision or right of this Agreement.

(g) The Executive acknowledges that money damages would be both incalculable and an insufficient remedy for a breach of Section 6 by the Executive and that any such breach would cause the Company irreparable harm. Accordingly the Company, in addition to any other remedies at law or in equity it may have, shall be entitled, without the requirement of posting of bond or other security, to equitable relief, including injunctive relief and specific performance, in connection with a breach of Section 6 by the Executive.

(h) The provisions of this Agreement constitute the complete understanding and agreement between the parties with respect to the subject matter hereof.

(i)  This Agreement may be executed in two or more counterparts.

IN WITNESS WHEREOF, the Executive has hereunto set the Executive's hand and, pursuant to the authorization from the Compensation Committee and the Board, the Company has caused this Agreement to be executed in its name on its behalf, all as of the day and year first above written.

EXECUTIVE
/s/ L. Lowry Mays
L. Lowry Mays

CLEAR CHANNEL COMMUNICATIONS,  INC.
By: /s/ Randall Mays
Name: Randall Mays
Title: Vice President

EXHIBIT 10.19 -- STOCK PURCHASE AGREEMENT BY AND AMONG CLEAR
CHANNEL COMMUNICATIONS, INC., ELLER MEDIA CORPORATION AND THE
STOCKHOLDERS OF ELLER MEDIA CORPORATION DATED FEBRUARY 25, 1997

STOCK PURCHASE AGREEMENT
BY AND AMONG
CLEAR CHANNEL COMMUNICATIONS, INC.
ELLER MEDIA CORPORATION
AND
THE STOCKHOLDERS OF
ELLER MEDIA CORPORATION

DATED FEBRUARY 25, 1997

                    STOCK PURCHASE AGREEMENT


THIS STOCK PURCHASE AGREEMENT (this "Agreement"), dated as of February 25, 1997, is by and among Clear Channel Communications, Inc., a Texas corporation ("Purchaser"), Eller Media Corporation, a Delaware corporation (the "Company"), and those persons listed on Exhibit A hereto (individually, including both option holders and stockholders as identified on such exhibit, each a "Stockholder" and collectively, the "Stockholders"), being the beneficial owners of all shares, and all options to acquire shares, of capital stock of the Company issued and outstanding on the date hereof.

                            RECITALS

WHEREAS, the Stockholders as a group own all of the shares of Common Stock, par value $.01 per share, of the Company, issued and outstanding or issuable pursuant to options outstanding on the date hereof, with each Stockholder owning or having the right to acquire the number of shares set forth opposite such Stockholder's name on Exhibit A;

WHEREAS, the Company, through its subsidiaries, is in the business of (a) owning, leasing, constructing, posting, painting and maintaining outdoor advertising displays and (b) renting and selling space on such outdoor and other out-of-home advertising displays, consisting principally of painted bulletins and poster panels of various sizes to the general public for outdoor and other out-of-home advertising purposes; and

WHEREAS, the Stockholders desire to sell to Purchaser, and Purchaser desires to purchase from the Stockholders, the Shares (as defined herein), in exchange for the Purchase Price (as defined herein), as allocated in the manner set forth on Exhibit B hereto, upon the terms and subject to the conditions hereinafter set forth.

                            AGREEMENT

NOW, THEREFORE, in consideration of the premises and mutual covenants hereinafter contained, the parties hereto agree as follows:

1. Definitions. As used in this Agreement, the following terms shall have the indicated meanings, which meanings shall be applicable, except to the extent otherwise indicated in a definition of a particular term, both to the singular and plural forms of such terms. Any agreement referred to below shall mean such agreement as amended, supplemented and modified from time to time to the extent permitted by the applicable provisions thereof and by this Agreement.

     "ADCO Note" shall mean that certain 6.25% Convertible
Secured Note Due 2002, dated January 3, 1997, in favor of Richard
Traverso d/b/a ADCO Outdoor Advertising, in the principal amount of $9.5 million.

     "Affiliate" shall have the meaning specified in Rule 12b-2 of the regulations promulgated under the Exchange Act.

     "Aggregate Consideration" shall mean the sum of the Cash
Consideration plus the Stock Consideration, as adjusted pursuant to Section 2 of this Agreement.

     "Agreement" has the meaning specified in the first paragraph of this Agreement.

     "Average Share Price" shall mean the average closing price of Purchaser Common Stock on the NYSE during the 10 trading days beginning 13 trading days prior to the Closing Date; provided, however, that, if Purchaser exercises its option pursuant to
Section 9(a) of this Agreement to extend the Closing Date beyond April 10, 1997, the Stockholders may, at their option, elect to use April 10, 1997 or the Closing Date as so extended as the Closing Date for the purposes of this definition.

     "Balance Sheet" shall mean, as of the date hereof, the unaudited Consolidated Balance Sheet of the Company and its Subsidiaries at December 31, 1996, and at and after the date of delivery to Purchaser of such Balance Sheet accompanied by the unqualified report of Arthur Andersen LLP, such audited Balance Sheet.

     "Balance Sheet Date" shall mean December 31, 1996.

     "Bankruptcy and Equity Exceptions" has the meaning set forth in Section 3(d) of this Agreement.

     "Best Efforts" shall mean reasonable good faith efforts but shall in no event require the commencement of litigation against any third party or the payment of any fees to any third party.

     "Business Day" shall mean any weekday on which commercial banks in New York City are open. Any action, notice or right which is to be exercised or lapses on or by a given date which is not a Business Day may be taken, given or exercised, and shall not lapse, until the end of the next Business Day.

     "Cash Consideration" has the meaning specified in
Section 2(b) of this Agreement.

     "Chase Credit Agreement" shall mean that certain Amended and Restated Credit Agreement, dated as of November 19, 1996, between Eller Media Company, as Borrower, the Company, as Parent Guarantor, the Subsidiary Guarantors named therein, each of the lenders that is a signatory thereto, and The Chase Manhattan Bank, as Administrative Agent.

     "Claim" has the meaning specified in Section 12(d) of this Agreement.

     "Claim Notice" has the meaning specified in Section 12(d) of this Agreement.

     "Closing" has the meaning specified in Section 9(a) of this Agreement.

     "Closing Date" has the meaning specified in Section 9(a) of this Agreement.

     "Code" shall mean the Internal Revenue Code of 1986, as amended.

     "Commission" shall mean the Securities and Exchange
Commission.

     "Company" has the meaning specified in the first paragraph of this Agreement.

     "Company Common Stock" shall mean the Common Stock, par value $.01 per share, of the Company.

     "Company Employee Benefit Plans" shall mean Employee Benefit Plans and any other material employee benefit arrangements or payroll practices, including, without limitation, employment agreements, severance agreements, executive compensation arrangements, incentive programs or arrangements, sick leave, vacation pay, severance pay policies, plant closing benefits, salary continuation for disability, consulting or other compensation arrangements, workers' compensation, retirement, deferred compensation, bonus, stock purchase, hospitalization, medical insurance, life insurance, tuition reimbursement or scholarship programs, any plans providing benefits or payments in the event of a change of control, change in ownership, or sale of a substantial portion (including all or substantially all) of the assets of the Company, maintained by the Company, a Subsidiary or an ERISA Affiliate or to which the Company, a Subsidiary or an ERISA Affiliate has contributed or is or was obligated to make payments, excluding any Multiemployer Plan, in each case with respect to any employees or former employees of the Company, a Subsidiary or an ERISA Affiliate.

     "Company Employee Pension Plans" shall mean Company Employee
Benefit Plans which constitute "employee pension benefit plans" as defined in Section 3(2) of ERISA.

     "Company Stock Option Agreements" shall mean the Company stock option agreements listed on Schedule 3(b) of this Agreement.

     "Company Stock Options" shall mean the stock options of the Company pursuant to the Company Stock Option Agreements.

     "Company Welfare Plans" shall mean Company Benefit Employee
Plans which constitute "employee welfare benefit plans" within the meaning of Section 3(1) of ERISA.

     "Damages" has the meaning specified in Section 12(a) of this Agreement.

     "Disclosure Letter" shall mean the schedules prepared and delivered by the Company and the Stockholders to Purchaser in a letter dated as of the date hereof (and as updated pursuant to Section 15 hereof) which set forth the exceptions to the representations and warranties contained in Section 3 hereof and certain other information called for by this Agreement. Unless otherwise specified, each reference in this Agreement to any numbered schedule is a reference to that numbered schedule which is included in the Disclosure Letter.

     "Employee Benefit Plan" shall have the meaning ascribed to such term by Section 3(3) of ERISA.

     "Encumbrances" shall mean any lien, security interest, mortgage, pledge, hypothecation, easement or conditional sale or other title retention agreement; provided, however, that Encumbrances shall not include any Permitted Encumbrance.

     "Environmental Laws" shall mean any federal, state, or local law, ordinance, regulation, order or permit pertaining to the environment, natural resources or public health or safety as presently in effect.

     "ERISA" shall mean the Employee Retirement Income Security
Act of 1974, as amended.

     "ERISA Affiliate" shall refer to any trade or business, whether or not incorporated, under common control of the Company within the meaning of Section 414(b) or (c) of the Code and, solely for the purposes of potential liability under
Section 302(c)(11) of ERISA and Section 412(c)(11) of the Code and the lien created under Section 302(f) of ERISA and
Section 412(n) of the Code, within the meaning of Section 414(m) or (o) of the Code.

     "Escrow Agent" shall mean the entity designated by Purchaser and the Stockholders to act as escrow agent under the Escrow
Agreement.

     "Escrow Agreement" shall mean that certain Escrow Agreement, dated as of the Closing Date, by and among Purchaser, the Stockholder Representative and the Escrow Agent, substantially in the form of Exhibit C attached hereto.

     "Escrowed Shares" shall mean a number of shares of Purchaser
Common Stock equal to $35 million divided by the Average Share
Price (which, to the extent provided on Exhibit B hereto, may include Option Shares).

     "Exchange Act" shall mean the Securities Exchange Act of
1934, as amended, and the rules and regulations promulgated thereunder.

     "Exchange Rate" has the meaning specified in Section 2(b) of this Agreement.

     "Financial Statements" shall mean (1) the audited Consolidated Balance Sheet of the Company and its Subsidiaries at December 31, 1995 and the related audited Consolidated Statements of Earnings and Cash Flows of the Company and its Subsidiaries for the year then ended, certified by Arthur Andersen LLP, and
(ii) as of the date hereof the unaudited Consolidated Balance Sheet of the Company and its Subsidiaries at December 31, 1996 and the related unaudited Consolidated Statements of Earnings and Cash Flows of the Company and its Subsidiaries for the year then ended, and at and after the date of delivery to Purchaser of such Financial Statements accompanied by the unqualified report of Arthur Andersen LLP, such audited Financial Statements.

     "Hart-Scott-Rodino Act" shall mean the Hart-Scott-Rodino
Antitrust Improvements Act of 1976, as amended.

     "Hazardous Materials" shall mean hazardous wastes as presently defined by the Resource Conservation and Recovery Act of 1976, 42 U.S.C. Section 6901 et. seq., as amended, and regulations promulgated thereunder and hazardous substances as presently defined by the Comprehensive Environmental Response, Compensation and Liability Act of 1980, 42 U.S.C. Section 9601 et seq., as amended ("CERCLA" or "Superfund") and regulations promulgated thereunder, and shall also mean every "hazardous material," "hazardous substance," "hazardous waste," "toxic substance," or petroleum or petroleum product, as defined or described in every state, local or other federal Environmental Law which is or was applicable to the operations of the Company and its Subsidiaries.

     "H&F Funds" shall mean Hellman & Friedman Capital Partners III, L.P., H&F Orchard Partners III, L.P. and H&F International Partners III, L.P., and their Permitted Assignees (as defined in the Registration Rights Agreement) and Permitted Transferees (as defined in the Registration Rights Agreement).

     "HFCP III" has the meaning specified in Section 6(f)(ii) of this Agreement.

     "Indebtedness" shall mean all obligations which arise from borrowed money or the deferred purchase price of property or services, including capitalized leases under generally accepted accounting principles (other than accounts payable arising in the ordinary course of business).

     "Material Lease" or "Material Leases" has the meaning specified in Section 3(j) of this Agreement.

     "Multiemployer Plan" shall mean any Employee Benefit Plan to which the Company, any Subsidiary or any ERISA Affiliate has or has had after September 25, 1980 an obligation to contribute that constitutes a multiple employer plan described in Section 3(37) of ERISA.

     "Multiple Employer Plan" shall mean any Employee Benefit
Plan to which the Company, any Subsidiary or any ERISA Affiliate has or has had after September 25, 1980 an obligation to contribute that constitutes a multiple employer plan which is subject to Section 413(c) of the Code and which is not a Multiemployer Plan.

     "New Disclosure Matters" has the meaning specified in
Section 15(b) of this Agreement.

     "NYSE"  shall mean the New York Stock Exchange.

     "1997 Budget" has the meaning specified in Section 6(d) of this Agreement.

     "Option Assumption Agreement" shall mean that certain form of Option Assumption Agreement, dated as of the Closing Date, to be entered into between Purchaser and each employee of the Company who holds Company Stock Options which remain unexercised on the Closing Date, substantially in the form of Exhibit D attached hereto.

     "Option Shares" shall mean shares of Company Common Stock issuable pursuant to Company Stock Options.

     "Optionees" shall mean the holders of Company Stock Options outstanding on the date hereof.

     "Permitted Encumbrance" shall mean, (a) Encumbrances imposed by any governmental authority for Taxes, assessments or charges not yet due and payable or which are being contested in good faith and by appropriate proceedings if adequate reserves with respect thereto are maintained on the books of the Company or its Subsidiaries in accordance with generally accepted accounting principles; (b) carriers', warehousemen's, mechanics', materialmen's, repairmen's or other like Encumbrances arising in the ordinary course of business which are not overdue for a period of more than 30 days or which are being contested in good faith and by appropriate proceedings, if adequate reserves with respect thereto are maintained on the books of the Company and its Subsidiaries in accordance with generally accepted accounting principles; (c) pledges or deposits in connection with worker's compensation, unemployment insurance and other social security legislation; (d) deposits to secure the performance of any or all of the following: bids, trade contracts (other than for borrowed money), leases, statutory obligations, surety and appeal bonds, performance bonds and other obligations of a like nature incurred in the ordinary course of business; (e) easements, rights-of-way, restrictions and other similar encumbrances on real property incurred in the ordinary course of business and encroachments (whether or not in the ordinary course of business) which, in the aggregate, are not substantial in amount, and which do not in any case materially detract from the value of the property subject thereto or interfere with the ordinary conduct of the business thereon; and (f) all the exceptions to title reflected in
Schedule 3(n).

     "Phantom Stock Grantees" shall mean the holders of Phantom
Stock Units outstanding on the date hereof.

     "Phantom Stock Units" shall mean the aggregate number of units of phantom stock issuable pursuant to the terms of the Company phantom stock agreements listed on Schedule 3(b) of this Agreement.

     "Post-Agreement Date Disclosure Matters" has the meaning specified in Section 15(b) of this Agreement.

     "Pre-Agreement Date Disclosure Matters" has the meaning specified in Section 15(b) of this Agreement.

     "Pre-Closing Tax Period" has the meaning specified in
Section 3(h) of this Agreement.

     "Preferred Stock" has the meaning specified in Section 3(b) of this Agreement.

     "Purchase Price" has the meaning specified in Section 2(b) of this Agreement.

     "Purchaser" has the meaning specified in the first paragraph of this Agreement.

     "Purchaser Common Stock" shall mean the Common Stock, par value $.10 per share, of Purchaser.

     "Purchaser Financial Statements" has the meaning specified in Section 5(f) of this Agreement.

     "Purchaser SEC Documents" has the meaning specified in
Section 5(f) of this Agreement.

     "Registration Rights Agreement" shall mean that certain
Registration Rights Agreement, dated the Closing Date, substantially in the form of Exhibit E attached hereto.

     "Representative" shall mean any officer, director, principal, attorney, employee, consultant or other representative.

     "Restated Option" has the meaning specified in Section 2(c) of this Agreement.

     "Restated Option Agreement" has the meaning specified in
Section 2(c) of this Agreement.

     "Securities Act" shall mean the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

     "Share" or "Shares" has the meaning specified in
Section 2(a) of this Agreement.

     "Stockholder" or "Stockholders" has the meaning specified in the first paragraph of this Agreement.

     "Stock Consideration" has the meaning specified in
Section 2(b) of this Agreement.

     "Stockholder Representative" has the meaning specified in
Section 13(a) of this Agreement.

     "Stockholders Agreement" shall mean that certain Stockholders Agreement, dated August 18, 1995, by and among
(i) Eller Media Company; (ii) Hellman & Friedman Capital Partners III, L.P.; (iii) H&F Orchard Partners III, L.P.; (iv) H&F International Partners III, L.P.; (v) EM Holdings LLC; (vi) Karl Eller; and (vii) Irving Grousbeck, American Media Management, Inc., Richard Reiss, Jr., Glenn Krevlin (as trustee fbo Nina Krevlin, Glenn Krevlin, Michael Krevlin and Jill Krevlin), K. Tucker Anderson, and Bruce Halle.

     "Straddle Period" has the meaning specified in Section 3(h) of this Agreement.

     "Subsidiary" shall mean each corporation, partnership or other entity, fifty percent (50%) or more of the outstanding voting shares of which or other voting interests or equity interests in the case of a partnership are owned or controlled directly or indirectly by the Company.

     "Tax" or "Taxes" means all taxes, charges, fees, imposts, levies or other assessments, including, without limitation, all net income, franchise, profits, gross receipts, capital, sales, use, ad valorem, value added, transfer, transfer gains, inventory, capital stock, license, withholding, payroll, employment, social security, unemployment, excise, severance, stamp, occupation, real or personal property, and estimated taxes, water, rent and sewer service charges, customs duties, fees, assessments and charges of any kind whatsoever, together with any interest and any penalties, fines, additions to tax or additional amounts thereon, imposed by any taxing authority (federal, state, local or foreign) and shall include any transferee liability in respect of Taxes.

     "Tax Return" means all returns, declarations, reports, estimates, information returns and statements required to be filed in respect of any Taxes.

     "VEBA" has the meaning specified in Section 3(s) of this Agreement.

     "WARN" shall mean the Workers Adjustment and Retraining
Notification Act of 1988 and any similar state or local plant closing law.
     Sale of Shares; Purchase Price.

Sale of Shares. On the terms and subject to the conditions set forth in this Agreement and, subject to the immediately following sentence hereof, each Stockholder hereby severally agrees to sell, assign and transfer to Purchaser, and Purchaser hereby agrees to purchase from such Stockholder, on the Closing Date, the number of shares of Company Common Stock owned by such Stockholder on the date hereof as set forth opposite such Stockholder's name on Exhibit B hereto, plus such number of additional shares of Company Common Stock as will hereafter be acquired by such Stockholder prior to the Closing Date upon the exercise of Company Stock Options held by such Stockholder as set forth on Exhibit B, for the aggregate consideration set forth on Exhibit B opposite such Stockholder's name, subject to the Escrow Agreement provided for in Section 2(d). In the event any Optionee who on the date hereof is an employee of the Company does not fully exercise Company Stock Options as listed opposite such Optionee's name on Exhibit B under the column "Value of Stock Consideration" on or prior to the Closing Date, Purchaser hereby agrees to assume such options pursuant to Section 2(c) hereof and no shares of Purchaser Common Stock will be issuable at Closing in respect of the unexercised portion of such Company Stock Options. As used herein, "Shares" shall mean the aggregate number of shares of Company Common Stock to be sold by the Stockholders and purchased by the Purchaser pursuant to this
Section 2.

Purchase Price.

          In consideration of the transactions contemplated by this Agreement, Purchaser shall pay to the Stockholders, the Optionees and the Phantom Stock Grantees an aggregate purchase price (the "Purchase Price") equal to (A) $325,329,131 (the "Cash Consideration") in cash (without interest), payable in immediately available funds, plus (B) a number of shares of Purchaser Common Stock (the "Stock Consideration") determined as set forth in subsection (ii) of this Section 2(b), subject to the Escrow Agreement described in Section 2(d) hereof. The Purchase Price shall be allocated among the Stockholders, the Optionees and the Phantom Stock Grantees in the manner set forth on Exhibit B hereto.

          The Stock Consideration shall equal the number of shares of Purchaser Common Stock obtained as a result of dividing $400,000,000 by the Average Share Price. Notwithstanding the foregoing, if the Average Share Price exceeds $45.94, the Stock Consideration shall be 8,707,009 shares of Purchaser Common Stock; and if the Average Share Price is less than $41.56, the Stock Consideration shall be 9,624,639 shares of Purchaser Common Stock. Should the Average Share Price be greater than $45.94 or less than $41.56, the Stockholders shall adjust the proportions of Cash Consideration and Stock Consideration on Exhibit B hereto in a manner that insures that each Stockholder will receive the Aggregate Consideration in proportion to the value of such Stockholder's respective ownership in the Company as reflected by such Stockholder's share of the Aggregate Consideration as shown on Exhibit B as of the date hereof.

          Notwithstanding subsection (i) of this Section 2(b), each Stockholder may elect to receive the Purchase Price in different proportions of Cash Consideration and Stock Consideration than provided on Exhibit B hereto, but only to the extent that other Stockholders make the opposite complementary elections, to the end that the aggregate amount of cash and number of shares of Purchaser Common Stock included in the Purchase Price shall not (other than as a result of rounding) be different as a result of all such elections. To the extent the Stockholders make such an election, the Stockholder Representative will deliver a revised Exhibit B reflecting such an election(s) to Purchaser no later than ten (10) days prior to the Closing Date.

          If, between the date of this Agreement and the Closing Date, the outstanding shares of Purchaser Common Stock shall have been changed into a different number of shares or a different class by reason of any reclassification, recapitalization, split-up, stock dividend, stock combination, exchange of shares or readjustment, the Stock Consideration shall be proportionately adjusted (rounded to the nearest six decimal places).

          No fractional shares of Purchaser Common Stock shall be issued, but in lieu thereof each holder of Shares who would otherwise be entitled to receive a fraction of a share of Purchaser Common Stock shall receive from Purchaser an amount of cash equal to the product of (i) the fraction of a share of Purchaser Common Stock to which such holder would otherwise be entitled multiplied by (ii) the Average Share Price.

          Company Stock Options. On the Closing Date, all then outstanding Company Stock Options will be fully vested and immediately exercisable. Purchaser shall enter into an Option Assumption Agreement with each employee of the Company who holds Company Stock Options which have not been exercised on or prior to the Closing Date such that, immediately after the Closing, all such unexercised Company Stock Options shall be fully vested and immediately exercisable for shares of Purchaser Common Stock (each a "Restated Option"). Each Restated Option shall be identical to such Company Stock Option, except that the Restated Option shall (i) be exercisable for a number of shares of Purchaser Common Stock determined by dividing the sum of the value of the Stock Consideration set forth on Exhibit B hereto plus the aggregate amount of the exercise price pursuant to such Restated Option by the Average Share Price, and (ii) have an exercise price per share of Purchaser Common Stock equal to the aggregate exercise price of the unexercised portion of the Company Stock Option immediately prior to the Closing Date, divided by the number of shares of Purchaser Common Stock determined pursuant to clause (i), and rounded to the nearest whole cent. Notwithstanding the foregoing, for purposes of calculating the number of shares of Purchase Common Stock pursuant to clause (i), the Average Share Price shall not be greater than $45.94 nor less than $41.56. A sample calculation pursuant to this Section 2(c) is set forth on Exhibit G hereto. Purchaser shall reserve a sufficient number of shares of Purchaser Common Stock for issuance upon exercise of such Restated Options, shall cause the shares so issuable to be included in Purchaser's registration statement on Form S-8, and shall cause such registration statement to remain effective until the Restated Options are exercised, expire or lapse. On the Closing Date, and upon surrender of any outstanding Company Stock Option Agreement, Purchaser and the holder of such outstanding Company Stock Option shall enter into a restated option agreement (a "Restated Option Agreement") evidencing the Restated Option to which such Company Stock Option relates. In the event any holder of a Company Stock Option Agreement exercises all or a portion of his or its Company Stock Options pursuant to the terms of such Company Stock Option Agreement on or prior to the Closing Date, such holder shall enter an agreement with Purchaser to sell such shares of Company Common Stock issued upon the exercise of such Company Stock Options upon the terms and subject to the conditions of this Agreement.

          Escrow Agreement. In order to establish a procedure for the satisfaction of any claims by Purchaser for indemnification pursuant to Section 12 hereof, the Stockholder Representative shall enter into the Escrow Agreement with Purchaser pursuant to which, among other things, (i) Purchaser shall deposit with the Escrow Agent a number of shares of Purchaser Common Stock to be received by the Stockholders pursuant to Section 2(b) equal to $35 million divided by the Average Share Price multiplied by the percentages with respect to the Stockholders (excluding Optionees with respect to Company Stock Options which are not exercised at or prior to Closing) as set forth on Exhibit F hereto and (ii) rights with respect to a number of shares of Purchaser Common Stock issuable upon the exercise of Restated Options equal to $35 million divided by the Average Share Price multiplied by the percentages with respect to the Optionees (excluding Optionees with respect to Company Stock Options which are exercised at or prior to Closing) as set forth on Exhibit F hereto shall be made subject to an escrow fund pursuant to the Option Assumption Agreements. The Escrowed Shares shall be available to secure, in accordance with the Escrow Agreement, and shall be the sole source of payment of, the Stockholders' indemnity obligations under Section 12 hereof. All costs of the escrow shall be paid one-half by the Purchaser, on the one hand, and one-half by the Stockholders collectively, on the other, all as further provided in the Escrow Agreement.

          Representations and Warranties as to the Company. Each of the Company and the Stockholders hereby severally represents and warrants to Purchaser that, except as otherwise set forth in the Disclosure Letter (which Disclosure Letter sets forth the schedules referred to in this Section 3 and Section 4), the following representations and warranties are, as of the date hereof, and will be, as of the Closing Date, true and correct (it being understood that the inclusion of any item on a schedule hereto shall not be deemed an acknowledgement that such item is material, and any disclosure set forth on any schedule is deemed to be set forth on all other schedules, to the extent applicable):

     Organization and Good Standing. The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware, and has full corporate power and authority to own its properties and carry on its business as presently conducted. The Company is duly qualified to do business as a foreign corporation and is in good standing in each jurisdiction where the character of its properties owned or leased or the nature of its activities makes such qualification necessary, except where the failure to be so qualified or in good standing would not be material to the Company and its Subsidiaries, taken as a whole. The copies of the Company's Certificate of Incorporation and By-Laws (together with all amendments thereto) which have been previously delivered or made available to Purchaser are correct and complete as of the date hereof.

          Capitalization. The authorized capital stock of the Company consists of (i) 10,000 shares of Company Common Stock, of which 1,917 shares are outstanding as of the date hereof, and
(ii) 2,000 shares of Preferred Stock, par value $.01 per share ("Preferred Stock"), of which no shares are outstanding as of the date hereof. All of the outstanding Shares of the Company have been validly issued and are fully paid and non-assessable. No shares of Company Common Stock or Preferred Stock are held by the Company as treasury stock. Except as set forth on Schedule 3(b), there is no existing option, warrant, call, commitment or other security or agreement of any kind to which the Company is a party requiring, and there are no convertible securities of the Company outstanding which upon conversion would require, the issuance of any additional shares of capital stock of the Company or other securities convertible into shares of capital stock or any debt or equity security of the Company of any kind.

          Subsidiaries. The Company has no Subsidiaries, except as listed on Schedule 3(c) hereto. The authorized and outstanding capital stock or equity interests of each Subsidiary is as set forth on Schedule 3(c) hereto. All of such outstanding shares or equity interests have been validly issued and are fully paid, non-assessable and, except as set forth on Schedule 3(c), owned by the Company or a Subsidiary as indicated thereon, free and clear of any and all Encumbrances. No shares of capital stock are held by any Subsidiary as treasury stock. There is no existing option, warrant, call, commitment or other security or agreement of any kind to which any Subsidiary is a party requiring, and there are no convertible securities of any Subsidiary outstanding which upon conversion would require, the issuance of any additional shares of capital stock or equity interests of any Subsidiary or other securities convertible into shares of capital stock or any other debt or equity security of any kind of any Subsidiary. Each Subsidiary is duly incorporated or organized and validly existing in good standing under the laws of its respective state of incorporation or organization. Each Subsidiary has all requisite corporate or partnership power and authority to own its properties and carry on its business as presently conducted. Each Subsidiary is duly qualified to do business as a foreign corporation or partnership and is in good standing in each jurisdiction where the character of its properties owned or leased or the nature of its activities makes such qualification necessary, except where the failure to be so qualified or in good standing would not be material to the Company and its Subsidiaries, taken as a whole. There have been delivered or made available to Purchaser complete and correct copies as of the date hereof of the Certificate of Incorporation and By-Laws (together with all amendments and proposed amendments thereto) or other organizational documents of non-corporate Subsidiaries of each Subsidiary.

          Execution and Effect of Agreement. The Company has the corporate power and authority to execute and deliver this Agreement and to perform its obligations hereunder, and to consummate the transactions contemplated hereby. The execution and delivery of this Agreement by the Company and the consummation by the Company of the transactions contemplated hereby have been duly authorized by the Board of Directors of the Company and no other corporate proceeding on the part of the Company is necessary to authorize the execution, delivery and performance of this Agreement and the transactions contemplated hereby. This Agreement has been duly executed and delivered by the Company and constitutes the legal, valid and binding obligation of the Company, enforceable against the Company in accordance with its terms, subject to applicable bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium and similar laws affecting creditors' rights and remedies generally, and subject as to enforceability, to general principles of equity, including principles of commercial reasonableness, good faith and fair dealing (regardless of whether enforcement is sought in a proceeding at law or in equity), and except as limited by the unenforceability under certain circumstances under law or court decisions of provisions providing for the indemnification of or contribution to a party with respect to a liability where such indemnification or contribution is contrary to public policy (the "Bankruptcy and Equity Exceptions").

Financial Statements. The Company has delivered to Purchaser copies of the Financial Statements. Each of the Financial Statements (including the footnotes thereto) is complete and correct, is in accordance with the books and records of the Company and has been prepared in accordance with generally accepted accounting principles applied on a consistent basis throughout the periods covered thereby, and, with respect to the unaudited financial statements, subject to normal year-end audit adjustments, and presents fairly in all material respects the financial position, results of operations and cash flows of the Company and its Subsidiaries at the dates and for the periods indicated.

          No Undisclosed Liabilities. As at the Balance Sheet Date, neither the Company nor any Subsidiary had any Indebtedness or liabilities (whether accrued, absolute, contingent or otherwise, and whether due or to become due) which would normally be disclosed on a balance sheet (including its footnotes) prepared in accordance with generally accepted accounting principles if such Indebtedness or liabilities had been known at the time of the balance sheet's preparation, which is not shown on the Balance Sheet or disclosed in the Financial Statements (including the footnotes thereto). Except as set forth in the Balance Sheet, neither the Company nor any Subsidiary has outstanding any Indebtedness or liability which would normally be disclosed on a balance sheet (including its footnotes) prepared in accordance with generally accepted accounting principles if such Indebtedness or liabilities had been known at the time of the balance sheet's preparation, other than those incurred since the Balance Sheet Date in the ordinary course of business or disclosed herein or in a schedule hereto or in any document referred to in a schedule or in the Financial Statements (including the footnotes thereto).

          No Material Adverse Change; No Dividends. Since the Balance Sheet Date, there has been no material adverse change in the business (as presently conducted or presently expected to be conducted), financial condition or results of operations of the Company and its Subsidiaries, taken as a whole. Since the Balance Sheet Date (i) no dividends or distributions have been declared or paid on or made with respect to the shares of capital stock or other equity interests of the Company or the Subsidiaries nor have any such shares been repurchased or redeemed, other than dividends or distributions paid to the Company or a Subsidiary and (ii) except as set forth in the Disclosure Letter, neither the Company nor any Subsidiary has taken any action which would have violated Section 6(d) if this Agreement had been dated December 31, 1996 and such covenants had been binding and applicable from and after such date.

          Taxes.

          Except as set forth in Schedule 3(h) hereto, neither the Company nor any of its Subsidiaries has any material liability for any Taxes imposed by law in respect of any taxable period ending on or before the Closing Date, or any Taxes imposed by law in respect of the portion of any Straddle Period (as defined below) which ends on the Closing Date (a "Pre-Closing Tax Period"), other than amounts properly reserved or reflected in the Financial Statements or arising in the ordinary course of business since the date thereof. As used in this Agreement, the term "Straddle Period" means any taxable period beginning before and ending after the Closing Date.

          The Company and each of its Subsidiaries has filed or will timely file all material Tax Returns required to have been filed prior to the Closing Date (subject to any timely extensions permitted by law) by it with the appropriate taxing authority with respect to Taxes for any period ending on or before the Closing Date, and all Taxes shown to be payable on such Tax Returns have been paid or will be paid prior to the Closing Date.

          Except as set forth in Schedule 3(h) hereto, (A) to the knowledge of the Company, no deficiency for any amount of Tax has been asserted or assessed by a taxing authority against the Company or any of its Subsidiaries, which is still pending, and
(B) neither the Company nor any of its Subsidiaries has filed any waiver of the statute of limitations applicable to the assessment or collection of any Tax imposed in respect of a Pre-Closing Tax Period which is still open.

          All material Taxes that the Company or any of its Subsidiaries are required by law to withhold or collect have been duly withheld or collected, and have been timely paid over to the appropriate tax authorities.

          No consent under Section 341(f) of the Code has been filed with respect to the Company or any of its Subsidiaries.

          Neither the Company nor any of its Subsidiaries has any liability for the Taxes of any person other than the Company and its Subsidiaries under Sections 1.1502-6 or 1.1502-78 of Title 26 of the Code of Federal Regulations (or any similar provisions of state, local or foreign income tax law).

          Except as set forth in Schedule 3(h) hereto, neither the Company nor any of its Subsidiaries is a party to any tax indemnity agreement, tax sharing agreement or other agreement under which the Company or a Subsidiary could become liable to another person as a result of the imposition upon of a Tax upon such person, or the assessment or collection of such a Tax.

            Except as set forth in Schedule 3(h) hereto, neither the Company nor any of its Subsidiaries has agreed to make, or is required to make, any adjustment under Section 481 of the Code (or any similar provision of state, local or foreign income tax law) by reason of a change in accounting methods or otherwise.

          Patents, Trademarks and Copyrights. Schedule 3(i) hereto contains a complete and correct list of each material patent, trademark, trade name, service mark and copyright owned or used by the Company or a Subsidiary and pending applications therefor, and each license or other agreement relating thereto. Except as set forth on Schedule 3(i) hereto, each of the foregoing is owned by the party shown on such Schedule as owning the same, free and clear of all Encumbrances. To the Company's knowledge, there have been no material claims asserted in writing, which are still pending, that any of the foregoing is invalid or conflicts with the asserted rights of others. The Company and each Subsidiary possess all patents, patent licenses, trade names, trademarks, service marks, brand marks, brand names, copyrights, know-how, formulas and other proprietary and trade rights material to the conduct of its respective business as now conducted.

          Real Property; Leases of Real Property. Except as set forth on Schedule 3(j) hereto, neither the Company nor any of its Subsidiaries owns any real property. Schedule 3(j) hereto contains a complete and correct list in all material respects of all leases, subleases, license agreements or other rights of possession or occupancy of real property to which the Company or any Subsidiary is a party (as tenant, occupier or possessor) pursuant to which the current net annual rent payable by the Company or any Subsidiary currently exceeds $50,000 (each such lease or agreement, a "Material Lease" and collectively the "Material Leases"). Except as set forth on Schedule 3(j), all of the Material Leases are in full force and effect. Complete and correct copies of each Material Lease have been furnished or made available to Purchaser. Except as disclosed on Schedule 3(j) hereto, no consent is required of any landlord or other third party to any Material Lease to consummate the transactions contemplated hereby, and upon consummation of the transactions contemplated hereby, each Material Lease will continue to entitle the Company or its Subsidiaries, as the case may be, to the use and possession of the real property specified in such Material Leases and for the purposes for which such real property is now being used by the Company or its Subsidiaries, respectively. Except as set forth in such Schedule, neither the Company nor any of its Subsidiaries is in default in any material respect beyond any applicable notice or grace period or has received written notice of any such default still outstanding on the date hereof under any such Material Lease, and to the Company's knowledge, on the date hereof, there exists no uncured material default thereunder by any third party. All Material Leases are in full force and effect and are enforceable against the parties thereto in accordance with their terms except as limited by the Bankruptcy and Equity Exceptions.

          Permits; Compliance with Laws.

          The Company and its Subsidiaries have all permits, licenses and governmental authorizations material to ownership or occupancy of their respective properties and assets and the carrying on of their respective business.

          The Company, its Subsidiaries and their respective billboards are in compliance in all material respects with all applicable federal, state and local laws and regulations relating to zoning, land use, and billboard operations and content.

          Except as set forth on Schedule 3(p) hereto, the Company and its Subsidiaries are in compliance in all material respects with all applicable federal, state and local laws and regulations relating to employee or occupational safety, discrimination in hiring, promotion or pay of employees, employee hours and wages or employee benefits.

          Insurance. Schedule 3(1) hereto contains a complete and correct list in all material respects of all policies of insurance of any kind or nature covering the Company or its Subsidiaries, including, without limitation, policies of life, fire, theft, employee fidelity and other casualty and liability insurance, and such policies are in full force and effect. Complete and correct copies of each such policy have been furnished or made available to Purchaser.

Material Contracts. Except as listed in Schedule 3(m) hereto or any other schedule hereto, neither the Company nor any Subsidiary is a party to any (i) material contract not made in the ordinary course of business; (ii) contract for the employment of any officer or employee; (iii) advertising agreement with a remaining term in excess of one year and a payment obligation in excess of $50,000; (iv) franchise, distributorship or sales agency agreement; (v) contract for the future purchase of materials, supplies, services, merchandise or equipment not capable of being fully performed or not terminable within a period of one year from the date hereof or in excess of normal operating requirements; (vi) agreement for the sale or lease of any of its assets other than in the ordinary course of business;
(vii) contract or commitment for capital expenditures in excess of $100,000; (viii) mortgage, pledge, conditional sales contract, security agreement, factoring agreement, or other similar agreement with respect to any of its real or personal property;
(ix) lease of machinery or equipment involving annual payments in excess of $100,000; (x) agreement with a labor union or labor association; (xi) loan agreement, promissory note issued by it, guarantee, subordination or similar type of agreement;
(xii) stock option, retirement, severance, pension, bonus, profit sharing, group insurance, medical or other fringe benefit plan or program providing employee benefits; (xiii) consulting agreement involving annual payments in excess of $50,000; or
(xiv) municipal or other governmental franchise agreements. Complete and correct copies of each such agreement have been furnished or made available to Purchaser. Except as set forth in
Schedule 3(m) hereto, the Company and its Subsidiaries have performed in all material respects all of the obligations required to be performed by them to date and are not in default in any material respect under any of the agreements, leases, contracts or other documents to which they are a party listed on
Schedule 3(m). Except as set forth in Schedule 3(m) hereto, to the Company's knowledge, no party with whom the Company or its Subsidiaries has such a scheduled agreement is in material default thereunder. All such scheduled agreements are in full force and effect and are enforceable against the parties thereto in accordance with their terms subject to the Bankruptcy and Equity Exceptions. Except as disclosed herein or in Schedule 3(m) hereto, neither the Company nor any of its Subsidiaries is a party to any non-compete or similar agreement which restricts in any material way the current operation of their businesses taken as a whole.

          Title to Properties; Absence of Encumbrances. The Company and its Subsidiaries own or have good and marketable title to all of their respective properties and assets shown as owned on the Balance Sheet or acquired thereafter (except for assets disposed of in the ordinary course of business since the Balance Sheet Date or as set forth in Schedule 3(n) hereto), free and clear of any and all Encumbrances, except as set forth in
Schedule 3(n) hereto or except for Permitted Encumbrances.

          Restrictions. Except as set forth in Schedules 3(j) or 3(o) hereto, except for leases which do not constitute Material Leases and other than the required consent under the Chase Credit Agreement, neither the execution or delivery of this Agreement by the Company nor the consummation by the Company of the transactions contemplated hereby, will violate in any material respect any statute, regulation, rule, injunction, judgment, order, decree, ruling, charge or restriction of any government, governmental agency, or court to which the Company or any of its Subsidiaries is a party or to which any of them is bound or subject, conflict in any material respect with or result in a material breach of, or give rise to a right of termination of, or accelerate the performance required by, any terms of any material agreement to which the Company or its Subsidiaries is a party, or constitute a default in any material respect thereunder, or result in the creation of any Encumbrance upon any of their respective assets (except Encumbrances that individually and in the aggregate are not material), nor will it violate in any material respect any of the provisions of their respective Certificates of Incorporation or By-Laws or, as to non-corporate Subsidiaries, organizational documents, or violate in any material respect any judgment or decree by which any of them is bound.

Litigation; Consents. There is no action, suit, proceeding or formal governmental inquiry or investigation pending against the Company or its Subsidiaries which seeks to restrain or prohibit or otherwise challenges the consummation, legality or validity of the transactions contemplated hereby. Except as disclosed in
Schedule 3(p) hereto, there is no action, suit, proceeding, formal governmental inquiry or investigation pending against the Company or the Subsidiaries involving a potential future payment by the Company or its Subsidiaries of $50,000 or more or otherwise material to the Company and its Subsidiaries. Other than in connection with or in compliance with the provisions of the Hart-Scott-Rodino Act and except as set forth on Schedule 3(p) hereto, no consent, approval or authorization of any governmental authority on the part of the Company or the Subsidiaries is required in connection with the execution and delivery of this Agreement or the consummation of any of the transactions contemplated hereby, except where the failure to obtain any consent, approval or authorization would not be material.

          Environmental Matters. Except as disclosed in Schedule 3(q) hereto, (i) the operations of the Company and its Subsidiaries are now and have been in compliance in all material respects with applicable Environmental Laws, (ii) neither the Company nor any of its Subsidiaries is subject to any pending or, to the Company's knowledge, material threatened judicial or administrative proceeding alleging the violation of any Environmental Law, (iii) neither the Company nor any of its Subsidiaries has received any written notice that it is a potentially responsible party at any Superfund site or state-equivalent site; (iv) neither the Company nor any of its Subsidiaries has disposed of or released Hazardous Materials (at a concentration or level which requires remedial action under any applicable Environmental Law) nor are underground storage tanks present on, in, at or under any real property currently owned or leased by the Company or its Subsidiaries; (v) the Company and its Subsidiaries have not disposed of or released any Hazardous Materials in or at any other real property at a concentration or level which requires remedial action under any applicable Environmental Law; (vi) the Company and its Subsidiaries have all material permits and approvals required by Environmental Laws to conduct their existing business operations; (vii) neither the Company nor its Subsidiaries have agreed to indemnify any predecessor or other party, including a buyer, seller, landlord or tenant, with respect to any environmental liability, other than customary indemnity arrangements contained in leases where the Company or any of its Subsidiaries is a landlord or tenant;
(viii) the contemplated stock purchase that is the subject of this Agreement is not subject to any state environmental transfer laws; (ix) to the Company's knowledge, no other party has released Hazardous Materials at a concentration or level which requires remedial action under any applicable Environmental Law at any property now or formerly owned or operated by the Company or its Subsidiaries or in a location that would threaten or contaminate such properties in any material respect; and (x) the Company and its Subsidiaries have delivered copies to Purchaser of all material environmental reports, permits, suits, information requests, orders, notices of violation, closure letters, site status letters and similar documentation that are in their possession; provided, however, that, except with respect to clause (ii) above, the representations and warranties set forth above are made to the Company's knowledge as to matters or events occurring prior to August 18, 1995.

          Collective Bargaining Agreements and Labor.

Except as set forth in Schedule 3(r) hereto, neither the Company nor any of its Subsidiaries is a party to any labor or collective bargaining agreement and there are no labor or collective bargaining agreements which pertain to employees of the Company or the Subsidiaries.

          Except as set forth in Schedule 3(r) hereto, there are no pending strikes, work stoppages, slowdowns, lockouts, or material arbitrations or other labor disputes pending against the Company or the Subsidiaries.

          Except as set forth in Schedule 3(r) hereto, there are no material pending complaints, charges or claims against the Company or the Subsidiaries filed with any public or governmental authority, arbitrator or court based upon the employment or termination of employment by the Company or the Subsidiaries of any individual.

          Except as set forth in Schedule 3(r) hereto, the Company and the Subsidiaries are in compliance in all material respects with all laws, regulations and orders relating to the employment of labor, including all such laws, regulations and orders relating to wages, hours, WARN, collective bargaining, discrimination, civil rights, safety and health, workers' compensation and the collection and payment of withholding and/or social security taxes and any similar tax.

          Employee Benefit Plans; ERISA.

          Schedule 3(s)(i) contains a complete and correct list of the Company Employee Benefit Plans and Multiemployer Plans.
Schedule 3(s)(i) clearly identifies all Company Employee Benefit Plans and Multiemployer Plans which are (i) Company Employee Pension Plans, (ii) Multiemployer Plans, (iii) Multiple Employer Plans, (iv) plans other than Multiemployer Plans and Multiple Employer Plans that are subject to Section 412 of the Code or
Section 302 of ERISA, (v) plans intended to qualify under Section 401 of the Code, and (vi) Company Welfare Plans which provide for continuing benefits or coverage for any participant or any beneficiary of a participant after such participant's termination of employment except coverage or benefits required by Part 6 of Title I of ERISA or Section 4980B of the Code if paid 100% by the participant or beneficiary.

          Except as set forth on Schedule 3(s)(ii):

          true, correct and complete copies of the following documents, with respect to each of the Company Employee Benefit Plans, have been made available or delivered to Purchaser;
(I) all plan documents, including trust agreements, insurance policies and service agreements and amendments thereto, (II) the most recent Forms 5500 and any financial statements attached thereto and those for the prior three years, (III) the last Internal Revenue Service determination letter, (IV) summary plan descriptions, (V) the most recent actuarial report and those for the prior three years, and (VI) written descriptions of all non-written agreements relating to any such plan;

          all amendments and actions required to bring the Company Employee Benefit Plans into conformity in all material respect with all of the applicable provisions of ERISA, the Code and any other applicable laws (including the rules and regulations thereunder) have been made or taken except to the extent that such amendments or actions are not required by law to be made or taken until a date after the Closing Date;

          the Company Employee Pension Plans which are intended to qualify under Section 401 of the Code are so qualified in form and the trusts maintained pursuant thereto are exempt from federal income taxation under Section 501 of the Code, and, to the knowledge of the Company, its Subsidiaries and any ERISA Affiliates, nothing has occurred with respect to the operation of such plans which could cause the loss of such qualification or exemption or the imposition of any lien, penalty, or tax under ERISA or the Code, and the Company, its Subsidiaries and ERISA Affiliates have not received any material adverse notice concerning a Company Employee Benefit Plan from the Internal Revenue Service, the Department of Labor or the Pension Benefit Guaranty Corporation within the four years preceding the date of this Agreement;

          no Company Employee Pension Plans have been amended in any manner which would require the posting of any security under
Section 401(a)(29) of the Code or Section 307 of ERISA;

          the Company, Subsidiaries and any ERISA Affiliates have met the minimum funding standards and have made all contributions required under Section 302 of ERISA and Section 412 of the Code; no accumulated funding deficiency, whether or not waived, exists with respect to any Company Employee Pension Plan, and no event has occurred or circumstances exists that may result in an accumulated funding deficiency as of the last day of the current plan year for any such plan;

          the Company, its Subsidiaries and any ERISA Affiliates have paid all amounts due to the PBGC pursuant to Section 4007 of ERISA;

          the actuarial report for each Company Employee Pension
Plan fairly presents the financial condition and the results of operations of each such plan in accordance with generally accepted accounting principles;

          the benefit liabilities (as defined in Section
4001(a)(16) of ERISA) of each Company Employee Pension Plan which is a defined benefit plan calculated using the actuarial assumptions that would be used by the PBGC in the event of the termination of such plan do not exceed the fair market value of the assets of such plan;

          there are no material pending claims or lawsuits which have been asserted or instituted by or against the Company Employee Benefit Plans, against the assets of any of the trusts under such plans or by or against the plan sponsor, plan administrator, or any fiduciary of the Company Employee Benefit Plans (other than routine benefit claims) and none of the Company nor any Subsidiary or ERISA Affiliate have knowledge of facts which could form the basis for any such claim or lawsuit;

          the Company Employee Benefit Plans have been maintained in accordance with their plan documents and with all provisions of the Code and ERISA (including rules and regulations thereunder) and other applicable law, in all material respects, and none of the Company nor, to the knowledge of the Company, its Subsidiaries and any ERISA Affiliates, any other "party in interest" or "disqualified person" with respect to the Company Employee Benefit Plans has engaged in a "prohibited transaction" within the meaning of Section 4975 of the Code or Title I, Part 4 or ERISA which is not exempt under applicable law, regulations and administrative exemptions;

          none of the Company nor any Subsidiary or ERISA Affiliate has incurred any outstanding liability under Section 4062 of ERISA to the PBGC, to a trust established under Section 4041 or 4042 of ERISA, or to a trustee appointed under Section 4042 of ERISA;

          none of the Company Employee Benefit Plans contains any provisions which would prohibit the transactions contemplated by this Agreement or which would give rise to any severance, termination or other payments or liabilities as a result of the transactions contemplated by this Agreement, and as of the Closing Date no payment that is owed or may become due any director, officer, employee, or agent of the Company, a Subsidiary or an ERISA Affiliate will be non-deductible by the Company, Subsidiary or ERISA Affiliate by reason of Section 280G of the Code or under Section 4999 of the Code;

          the Company has no liability (whether actual, contingent, with respect to any of its assets or otherwise) with respect to any Employee Benefit Plan maintained by any ERISA
Affiliate which is not a Subsidiary;

          no reportable event (as defined in Section 4043 of ERISA and the regulations thereunder, excluding any such event with respect to which the Department of Labor has waived the requirement of 30-days notice) has occurred with respect to any Company Employee Pension Plan;

          none of the Company nor any Subsidiary or ERISA
Affiliate has knowledge of any facts or circumstances that may give rise to any liability of any the Company, a Subsidiary or an ERISA Affiliate to the PBGC under Title IV of ERISA (other than liability under Section 4007 of ERISA); and

          except to the extent advance notice may be required by applicable law, each of the Company Employee Benefit Plans (including without limitation each such plan covering retirees of the Company, a Subsidiary or an ERISA Affiliate, or the beneficiaries of such retirees) may be terminated or amended by its sponsoring employer, in any manner and at any time, without the consent of and without any further liability to its participants and beneficiaries for benefits that may be accrued or expenses that may be incurred after the date of such termination or amendment.

          With respect to each Multiemployer Plan or Multiple
Employer Plan,

          none of the Company nor any Subsidiary or ERISA
Affiliate has incurred any liability under Title IV of ERISA as a result of any withdrawal from the Multiemployer Plan or Multiple
Employer Plan which has not been fully satisfied;

          to the knowledge of the Company, its Subsidiaries and any ERISA Affiliates, no event has occurred or circumstance exists that presents a risk of the occurrence of any withdrawal from, or the termination, reorganization, or insolvency of, the Multiemployer Plan or Multiple Employer Plan that could result in withdrawal or other liability of the Company, a Subsidiary an ERISA Affiliate under Sections 4201, 4063 or 4064 of ERISA;

          none of the Company nor any Subsidiary or ERISA
Affiliate has received notice from the Multiemployer Plan that is in reorganization or is insolvent that increased contributions may be required to avoid a reduction in plan benefits or the imposition of any excise tax, or that such plan intends to terminate or has terminated; and

          to the knowledge of the Company, its Subsidiaries and any ERISA Affiliates, no Multiemployer Plan is a party to any pending merger or asset or liability transfer or is subject to any proceeding brought by the PBGC.

          Except as disclosed on Schedule 3(s)(iv), the Company has not prepaid or prefunded any Company Welfare Plan through a trust, reserve, premium stabilization or similar account, other than pursuant to any insurance contract which does not include a "fund" as defined in Sections 419(e)(3) and (4) of the Code; all contributions by the Company, a Subsidiary or an ERISA Affiliate to a voluntary employees' beneficiary association, as defined in
Section 501(c)(9) of the Code, whose members include employees of the Company, a Subsidiary or an ERISA Affiliate ("VEBA") are deductible under the Code; the Internal Revenue Service has issued a determination letter that such VEBA is exempt from federal income tax and no event has occurred or circumstance exists that will or could give rise to disqualification or loss of tax-exempt status of such VEBA; no amount or any asset of such VEBA is subject to tax as unrelated business taxable income.
          The Company, its Subsidiaries and ERISA Affiliates do not have material potential withdrawal liability with respect to the Multiemployer Plans (being the aggregate potential withdrawal liabilities of the Company, its Subsidiaries and ERISA Affiliates with respect to all Multiemployer Plans).

Representations and Warranties of the Stockholders. Each of the Stockholders hereby severally represents and warrants to Purchaser, solely as to himself or itself and not with respect to any other Stockholder, that the following representations and warranties are, as of the date hereof, and will be, as of the Closing Date, true and correct:

          Title; Agreements. Except for the Stockholders Agreement and except with respect to Optionees who do not exercise their Company Stock Options on or prior to the Closing Date, and except with respect to the lien of the Escrow Agreement, such Stockholder holds of record and holds beneficially the number of shares of Company Common Stock set forth opposite its or his name on Exhibit A, free and clear of any and all Encumbrances or other restrictions on transfer. Except for the Stockholders Agreement and other than this Agreement, such Stockholder is not a party to any voting trust, proxy or other agreement or understanding with respect to any capital stock of the Company.

          Execution and Effect of Agreement. Such Stockholder has the full right, power (corporate or otherwise) and authority to execute and deliver this Agreement and to perform its or his obligations hereunder, and to consummate the transactions contemplated hereby. The execution and delivery of this Agreement by such Stockholder, and the consummation by such Stockholder of the transactions contemplated hereby have been duly authorized by all necessary action (corporate or otherwise) and no other proceeding on the part of such Stockholder is necessary to authorize the execution, delivery and performance of this Agreement and the transactions contemplated hereby. This Agreement has been duly executed and delivered by such Stockholder and constitutes the legal, valid and binding obligation of such Stockholder, enforceable against such Stockholder in accordance with its terms, except as limited by
(A) the Bankruptcy and Equity Exceptions and (B) the effect of laws governing the enforceability of agencies and obligations after death or incapacity.

          Investment.  Such Stockholder:

          understands that the shares of Purchaser Common Stock to be acquired by him pursuant to Section 2 hereof have not been, and will not be, except as contemplated by the Registration Rights Agreement, registered under the Securities Act, or under any state securities laws, and are being offered and sold in reliance upon federal and state exemptions for transactions not involving any public offering;

          is acquiring the shares of Purchaser Common Stock solely for his or its own account for investment purposes, and not with a view to the distribution thereof, except as contemplated by the Registration Rights Agreement;

          is a sophisticated investor with knowledge and experience in business and financial matters;

          has received certain information concerning Purchaser and has had the opportunity to obtain additional information as desired in order to evaluate the merits and the risks inherent in holding the shares of Purchaser Common Stock; and

          is able to bear the economic risk and lack of liquidity inherent in holding the shares of Purchaser Common Stock.

Representations and Warranties of Purchaser. Purchaser hereby represents and warrants to the Company and the Stockholders that the following representations and warranties are, as of the date hereof, and will be, as of the Closing Date, true and correct:

          Organization and Good Standing. Each of Purchaser and its subsidiaries is a corporation duly organized, validly existing and in good standing under the laws of its state of incorporation. Purchaser and each of its subsidiaries has full corporate power and authority to own its properties and carry on its business as it is now being conducted. Purchaser and each of its subsidiaries is duly qualified to do business as a foreign corporation and is in good standing under the laws of (i) each jurisdiction in which it owns real property and (ii) each other jurisdiction in which the conduct of its business or the ownership of its assets requires such qualification and where a failure to be so qualified or in good standing would not be material to the Purchaser and its subsidiaries, taken as a whole. The copies of Purchaser's Certificate of Incorporation and By-Laws (together with all amendments thereto) which have been previously delivered or made available to the Company and the Stockholders are correct and complete as of the date hereof. Capitalization. The authorized capital stock of Purchaser consists of (i) 100,000,000 shares of Purchaser Common Stock (of which 76,965,200 shares were outstanding as of December 31, 1996) and (ii) 2,000,000 shares of Preferred Stock, par value $.01 per share, of which no shares are outstanding as of the date hereof. All of the outstanding shares of capital stock of Purchaser have been, and the shares of Purchaser Common Stock to be issued pursuant to this Agreement will be, validly issued and are fully paid and non-assessable. As of December 31, 1996, Purchaser had reserved 3,801,890 shares of Purchaser Common Stock for issuance upon exercise of outstanding employee and director stock options. Since December 31, 1996 through the date hereof, Purchaser has not issued any shares of its capital stock except upon the exercise of employee stock options. Except as set forth above or contemplated by this Agreement or as disclosed in the Purchaser SEC Documents and or the Purchaser Financial Statements, as of the date hereof, there are no outstanding subscriptions, options, warrants, rights, convertible securities or other agreements or commitments of any character obligating Purchaser to issue any securities, except pursuant to benefit plans described in the Purchaser SEC Documents. There are no agreements granting registration rights to any stockholders (other than the Registration Rights Agreement contemplated by this Agreement) with respect to the capital stock of Purchaser.

          Execution and Effect of Agreement. Purchaser has the corporate power and authority to enter into this Agreement, to perform its obligations hereunder and to consummate the transactions contemplated hereby. The execution and delivery of this Agreement by Purchaser and the consummation by Purchaser of the transactions contemplated hereby have been duly authorized by all necessary corporate action on the part of Purchaser, and no other corporate proceeding on the part of Purchaser is necessary to authorize the execution, delivery and performance of this Agreement and the transactions contemplated hereby. This Agreement has been duly executed and delivered by Purchaser and constitutes the legal, valid and binding obligation of Purchaser, enforceable against it in accordance with its terms, except as limited by the Bankruptcy and Equity Exceptions.

          Restrictions. Neither the execution or delivery of this Agreement by Purchaser nor the consummation of the transactions contemplated hereby, (i) will violate any statute, regulation, rule, injunction, judgment, order, decree, ruling, charge or restriction of any government, governmental agency, or court to which Purchaser of any of its subsidiaries is a party or to which any of them is bound or subject, or the provisions of the charter or bylaws of Purchaser or any of its subsidiaries, or
(ii) subject to modification of Purchaser's credit agreements to permit consummation of the transactions contemplated by this Agreement, will conflict in any material respect with or result in a material breach of, or give rise to a right of termination of, or accelerate the performance required by, any terms of any material agreement to which Purchaser or any subsidiary is a party, or constitute a default in any material respect thereunder, or result in the creation of any lien, security interest, mortgage, pledge, hypothecation, easement or conditional sale or other title retention agreement upon any of their respective assets (except encumbrances that individually and in the aggregate are not material).

          Litigation; Consents. There is no action, suit, proceeding or formal governmental inquiry or investigation pending against Purchaser which seeks to restrain or prohibit or otherwise challenges the consummation, legality or validity of the transactions contemplated hereby, and, except as expressly contemplated hereby, no consent, approval or authorization of any governmental authority on the part of Purchaser is required in connection with the execution and delivery of this Agreement or the consummation of any of the transactions contemplated hereby. There is no action, suit, proceeding or formal governmental inquiry or investigation pending against Purchaser or any of its subsidiaries which is material to Purchaser and its subsidiaries, taken as a whole.

          SEC Reports. Purchaser has filed with the Commission all forms, reports, schedules, statements and other documents required to be filed by it and its subsidiaries under the Exchange Act or the Securities Act since January 1, 1994 (as such documents have been amended since the time of their filing, collectively, the "Purchaser SEC Documents"). As of their respective dates or, if amended, as of the date of the last such amendment, the Purchaser SEC Documents (i) did not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading and (ii) complied in all material respects with the applicable requirements of the Exchange Act and the Securities Act, as the case may be. Each of the consolidated financial statements (the "Purchaser Financial Statements") included in the Purchaser SEC Documents have been prepared from, and are in accordance with, the books and records of Purchaser and/or its consolidated subsidiaries, comply in all material respects with applicable accounting requirements and the rules and regulations of the Commission with respect thereto, have been prepared in accordance with generally accepted accounting principles applied on a consistent basis during the periods involved (except as may be indicated in the notes thereto) and fairly present in all material respects the consolidated financial position and the consolidated results of operations and cash flows of Purchaser and its consolidated subsidiaries as at the dates thereof or for the periods presented therein.
Purchaser has delivered to each of the Company and the Stockholders a correct and complete copy of each Purchaser SEC Document (together with all exhibits and schedules thereto and as amended to date) filed since January 1, 1996. Since the date of the most recent Purchaser SEC Document, there has been no material adverse change in the business (as presently conducted or presently expected to be conducted), financial condition or results of operations of Purchaser and its subsidiaries, taken as a whole.

          Investment.  Purchaser is not acquiring the Company
Common Stock with a view to or for sale in connection with any distribution thereof within the meaning of the Securities Act.

Covenants of the Stockholders, the Company and Purchaser.

          Filings and Other Actions. Upon the terms and subject to the conditions contained herein, each of the parties hereto agrees: (i) to take all such action as may reasonably be required under state blue sky or securities laws in connection with the transactions contemplated hereby; (ii) to cooperate with one another in determining whether any filings are required to be made with, or consents or permits are required to be obtained from, any governmental authority in any jurisdiction or any lender, lessor or other third party in connection with the contracts, the proprietary rights and leases, or otherwise, prior to the Closing Date in connection with the consummation of the transactions contemplated hereby and cooperate in making any such filings promptly and in seeking timely to obtain any such consents and permits; (iii) to make their respective filings promptly and any other required or requested submissions under the Hart-Scott-Rodino Act, to furnish to each other party hereto all such information in its possession as may be necessary for the completion of such filings and submissions to be filed by the other party, and to use their Best Efforts to obtain an early termination of the applicable waiting period; (iv) to use their Best Efforts to defend all actions challenging this Agreement or the consummation of the transactions contemplated hereby and use their Best Efforts to lift or rescind any injunction or restraining order or other court order adversely affecting the ability of the parties to consummate the transactions contemplated hereby; and (v) to use Best Efforts to take, or cause to be taken, all actions and to do, or cause to be done, all other things necessary, proper or advisable to consummate and make effective the transactions contemplated hereby.

          Access to Documents; Opportunity to Ask Questions.
From and after the date hereof and until the Closing Date, the Company shall, and shall cause the Subsidiaries to make available for inspection by Purchaser or its Representatives, upon reasonable advance notice, during normal business hours and in a manner so as not to interfere with normal business operations, the Company's and the Subsidiaries' corporate or comparable records, books of account, contracts and all other documents reasonably requested by Purchaser or its Representatives in order to permit Purchaser and such Representatives to make reasonable inspection and examination of the business and affairs of the Company and the Subsidiaries. The Company shall also make available, upon reasonable advance notice, during normal business hours and in a manner so as not to interfere with normal business operations, any real property owned or leased by the Company or its Subsidiaries for environmental site assessments, including well sampling and subsurface investigation. The Company shall further cause the managerial employees, counsel, environmental consultants and regular independent certified public accountants of the Company and the Subsidiaries to be available upon reasonable advance notice to answer questions of Purchaser's Representatives concerning the business and affairs of the Company and the Subsidiaries and shall further cause them to make available all relevant books and records in connection with such inspection and examination and, in the case of environmental consultants, to make available all environmental data and reports in their possession relating to the Company and its Subsidiaries, and, at Purchaser's sole election and expense, to update previously prepared environmental reports relating to the Company and its Subsidiaries. Each of Purchaser and its respective Representatives will treat and hold as such any confidential information it receives from any of the Company and its Subsidiaries in the course of the reviews contemplated by this
Section 6(b), will not use any of the confidential information except in connection with this Agreement, and, if this Agreement is terminated for any reason whatsoever, agrees to return to the Company all tangible embodiments (and all copies) therefor which are in its possession.

Indemnification of Directors and Officers of the Company. Purchaser will not take any action to alter or impair any exculpatory or indemnification provisions existing at the date hereof in any indemnification agreement or in the Certificate of Incorporation or Bylaws of the Company for the benefit of any individual now or hereafter and prior to the Closing Date serving as a director or officer of the Company.

          Conduct of Business. From and after the date hereof and until the Closing Date, the Company shall conduct and cause the business of the Subsidiaries to be conducted in the ordinary course, consistent with the present conduct of their business. During such period of time, except upon the prior written consent of Purchaser, the Company shall not and shall not permit any Subsidiaries to: (i) amend its Certificate of Incorporation or By-Laws or comparable organizational documents (except to the extent reflected in the Disclosure Letter); (ii) issue any additional shares of capital stock or issue, sell or grant any option or right to acquire or otherwise dispose of or commit to dispose of any of its authorized but unissued capital stock or other corporate securities (except upon exercise of Company Stock Options currently outstanding); (iii) declare or pay any dividends or make any other distribution in cash or property on its capital stock or other equity interests, except to the Company or a Subsidiary; (iv) repurchase or redeem any shares of its stock or other equity interests; (v) voluntarily incur any obligation or liability, except obligations and liabilities incurred in the ordinary course of business or permitted by clause (x) below; (vi) except as disclosed on Schedule 6(d), enter into any employment agreement or alter any bonus, profit-sharing, incentive, or other compensation arrangement for any of its officers or directors (other than make changes which do not increase the compensation or benefits provided by the foregoing), or otherwise materially change personnel policies, compensation programs or benefit plans, except for changes in the ordinary course of business; (vii) mortgage, pledge, or otherwise encumber any part of its assets, tangible or intangible, except Permitted Encumbrances; (viii) sell, transfer or acquire any properties or assets, tangible or intangible, other than in the ordinary course of business, and except as set forth in Schedule 3(n) hereto; (ix) except as set forth on Schedule 6(d) hereto, merge or consolidate with any corporation, acquire control or acquire any capital stock or other securities, or all or substantially all of the assets, of any other corporation or business entity, or take any steps incident to or in furtherance of any such actions whether by entering into an agreement providing therefor or otherwise; (x) other than the ADCO Note and except in connection with the transactions set forth on
Schedule 6(d) hereto or to fund working capital requirements arising in the ordinary course of business consistent with the 1997 budget heretofore provided to Purchaser (the "1997 Budget"), incur Indebtedness in excess of the level outstanding at December 31, 1996; (xi) incur any capital expenditures beyond those set forth in the 1997 Budget; or (xii) take any other action not contemplated hereby which would cause any of the representations and warranties made by the Company and the Stockholders in this Agreement not to be true and correct in all material respects on and as of the Closing Date with the same force and effect as if such representations and warranties had been made on and as of the Closing Date.

          Notification of Certain Matters. The Company and the Stockholders shall give prompt notice to Purchaser, and Purchaser shall give prompt notice to the Company and the Stockholders, of
(i) the occurrence, or failure to occur, of any event which occurrence or failure would be likely to cause any representation or warranty contained in this Agreement, the Disclosure Letter (as updated pursuant to Section 15 hereof) or any written certificate or schedule delivered pursuant hereto to be untrue or inaccurate at any time from the date hereof until the Closing Date and (ii) any material failure of the Company, the Stockholders, Purchaser or any of their respective Affiliates, as the case may be, or of any officer, director, employee or agent thereof, to comply with or satisfy any covenant, condition or agreement to be complied with or satisfied by it under this Agreement; provided, however, that no such notification shall affect the representations or warranties of the parties or the conditions to the obligations to the parties hereunder.

          Board of Directors of Purchaser.

(i) On the Closing Date, Purchaser shall appoint Karl Eller to its Board of Directors, and shall thereafter cause Karl Eller to be included in the annual slate of directors to be proposed by the management of Purchaser until such time as either Purchaser owns less than a majority of the Company Common Stock or Karl Eller is no longer the Chief Executive Officer or Chairman of the Board of the Company.

(ii) If, 180 days after the Closing Date, H&F Funds shall own more than 5.25 million Registrable Shares (as defined in the Registration Rights Agreement), upon request of Hellman & Friedman Capital Partners III ("HFCP III"), Purchaser will cause its Board of Directors to be increased by one, and will promptly appoint or cause to be elected as a director of Purchaser a nominee of HFCP III, and shall thereafter cause such nominee (or any successor designated by HFCP III) to be included in the annual slate of directors to be proposed by the management of Purchaser until such time as H&F Funds own less than 5.25 million Registrable Shares.

          Company Stock Options. Within ten (10) days from the date hereof the Stockholders and the Company shall cause any Optionees listed on Exhibit A hereto who have not executed this Agreement on the date hereof to execute a counterpart to this Agreement.

          Registration Statement. Purchaser agrees in good faith to commence working promptly after the date of this Agreement on preparation of a registration statement to cover the offering contemplated by Section 2(g) of the Registration Rights Agreement and will use its Best Efforts to file such registration statement, and to have it become effective, as soon as practicable after the Closing Date.

Conditions Precedent to Purchaser's Obligation. The obligation of Purchaser to consummate the transactions contemplated hereby are subject to the satisfaction, on or prior to the Closing Date, of the following conditions, any of which may be waived by Purchaser in writing:

          Each of the representations and warranties (as updated pursuant to Section 15 hereof and as in effect on the Closing
Date) of the Company and the Stockholders contained in Sections 3 and 4 hereof shall be true and correct in all material respects as of the Closing Date with the same force and effect as though the same had been made on and as of the Closing Date, except for those given as of a particular date, which shall be true and correct in all material respects as of such date, and except for changes therein permitted or contemplated hereby.

          The Company and the Stockholders shall have performed and complied in all material respects with each of the covenants and provisions in this Agreement required herein to be performed or complied with by the Company and the Stockholders between the date hereof and the Closing Date.

          No action or proceeding shall have been instituted or threatened against Purchaser, the Stockholders, the Company or the Subsidiaries before any court or other governmental body, seeking to restrain or prohibit the consummation of the transactions contemplated hereby, which in the reasonable opinion of Purchaser makes it inadvisable to consummate such transactions.

          Purchaser shall have received a certificate to the effect set forth in subsections (a) and (b) above, dated the Closing Date, signed by a duly authorized officer of the Company and each Stockholder, or a duly authorized officer thereof (as to himself or itself and not with respect to any other Stockholder, in the case of representations, warranties and covenants made by the Stockholders).

          Purchaser shall have received a certificate of a duly authorized officer of the Company, dated the Closing Date, setting forth resolutions of the Board of Directors of the Company generally authorizing the execution and delivery of this Agreement and the consummation of the transactions contemplated hereby and certifying that such resolutions were duly adopted and have not been rescinded or amended as of the Closing Date.

          Purchaser shall have received such evidence as Purchaser may reasonably request in order to establish the power and authority of the Stockholders to consummate the transactions contemplated by this Agreement.

          The waiting period (and any extension thereof) under the Hart-Scott-Rodino Act shall have expired or been terminated and the parties shall have received all other required authorizations, consents and approvals of government and governmental agencies.

          The Company and the Stockholders shall have made all deliveries and taken all actions required by Section 9(c) hereof.

          The consents of all persons who are parties to any agreements with the Company which, if not obtained, would be material to the continued operation of the Company and its Subsidiaries (other than the Chase Credit Agreement), shall have been obtained and copies thereof shall have been provided to Purchaser.

          Purchaser shall have received the opinion of Latham & Watkins, counsel for the Company and certain Stockholders, and the opinion of Heller, Ehrman, White & McAuliffe, counsel for certain other Stockholders, as to such matters to be mutually agreed upon.

          The Optionees listed on Exhibit A hereto who have not executed this Agreement on the date hereof shall have executed counterpart pages to this Agreement.

          The Stockholders Agreement shall have been terminated.

Conditions Precedent to the Company's and the Stockholders' Obligations. The obligations of the Company and the Stockholders to consummate the transactions contemplated hereby are subject to the satisfaction, on or prior to the Closing Date, of the following conditions, any of which may be waived by the Company and the Stockholders in writing:

     Each of the representations and warranties of Purchaser contained in Section 5 hereof shall be true and correct in all material respects as of the Closing Date with the same force and effect as though the same had been made on and as of the Closing Date, except for those given as of a particular date, which shall be true and correct in all material respects as of such date, and except for changes therein permitted or contemplated hereby.

     Purchaser shall have performed and complied in all material respects with each of the covenants and provisions in this Agreement required herein to be performed or complied with by Purchaser between the date hereof and the Closing Date.

     No action or proceeding, shall have been instituted or threatened against Purchaser, the Stockholders, the Company or the Subsidiaries before any court or other governmental body, seeking to restrain or prohibit the consummation of the transactions contemplated hereby, which in the reasonable opinion of the Company or any Stockholder makes it inadvisable to consummate such transactions.

     The Company and the Stockholders shall have received a certificate to the effect set forth in subsections (a) and (b) above, dated the Closing Date, signed by a duly authorized officer of Purchaser.

     The Company and the Stockholders shall have received a certificate of a duly authorized officer of Purchaser, dated the Closing Date, setting forth the resolutions of the Board of Directors of Purchaser authorizing the execution and delivery of this Agreement and the consummation of the transactions contemplated hereby, and certifying that such resolutions were duly adopted and have not been rescinded or amended as of the Closing Date.
     The waiting period (and any extension thereof) under the Hart-Scott-Rodino Act shall have expired or been terminated and the parties shall have received all other required authorizations, consents and approvals of governments and governmental agencies.

     Purchaser shall have made all deliveries and taken all actions required by Section 9(c) hereof.

     The Stockholders shall have received the opinion of Piper &
Marbury L.L.P., counsel for Purchaser, as to such matters to be mutually agreed upon.

Closing Date; Closing.

     Except as hereinafter provided, the closing hereunder (herein called the "Closing") shall take place at the offices of Latham & Watkins, 633 West Fifth Street, Suite 4000, Los Angeles, California 90071 at 10:00 A.M. on the later of (i) the Business Day that is or next follows seven (7) days after the earlier to occur of: (A) written notice has been received by any party hereto of the early termination of the waiting period under the Hart-Scott-Rodino Act; (B) the waiting period under the Hart-Scott-Rodino Act has expired; or (C) if the waiting period under the Hart-Scott-Rodino Act has been extended, written notice has been received by any party hereto that such waiting period has been terminated (but in no event later than June 30, 1997); or
(ii) April 10, 1997, unless otherwise mutually agreed to in writing by Purchaser, the Company and the Stockholders. Notwithstanding the foregoing, Purchaser may, at its option, extend the April 10, 1997 date set forth in the foregoing clause
(ii) to a date not later than April 30, 1997, provided that the Cash Consideration shall be increased by $89,000 per day from and including April 11, 1997 through and including the Closing Date as so extended. The date of the Closing is referred to in this Agreement as the "Closing Date."

     All proceedings to be taken and all documents to be executed and delivered by the Company and the Stockholders in connection with the consummation of the transactions contemplated hereby shall be reasonably satisfactory in form and substance to Purchaser and its counsel. All proceedings to be taken and all documents to be executed and delivered by Purchaser in connection with the consummation of the transactions contemplated hereby shall be reasonably satisfactory in form and substance to the Company and the Stockholders and their respective counsel. All proceedings to be taken and all documents to be executed and delivered by all parties at the Closing shall be deemed to have been taken and executed simultaneously and no proceedings shall be deemed taken nor any documents executed or delivered until all have been taken, executed and delivered.

     At the Closing the following actions shall be taken:

     The Company and the Stockholders will deliver the certificates, and other items described in Section 7 or as otherwise reasonably required by Purchaser and such other evidence of the performance of all of the covenants and the satisfaction of all conditions required of the Company and the Stockholders by this Agreement as Purchaser shall reasonably require.

     Purchaser will deliver the certificates, and other items described in Section 8 or as otherwise reasonably required by the Company and the Stockholders and such other evidence of the performance of all the covenants and the satisfaction of all conditions required of Purchaser by this Agreement and as the Company and the Stockholders shall reasonably require.

     Each of the Stockholders will deliver to Purchaser certificates representing all of his or its Shares, duly endorsed in blank or, in lieu thereof, accompanied by stock powers duly executed in blank, and in proper form for transfer.

     Purchaser will deliver to each of the Stockholders or, in accordance with instructions provided by such Stockholder, to the Stockholder Representative, the Purchase Price in the amounts set forth on Exhibit B hereto, subject to the Escrow Agreement.

     Purchaser and each Stockholder who chooses to be a party shall enter into the Registration Rights Agreement.

     Purchaser, the Stockholder Representative and the Escrow
Agent shall enter into the Escrow Agreement and Purchaser shall deposit the Escrowed Shares with the Escrow Agent.

     Purchaser and each holder of Company Stock Options outstanding immediately prior to the Closing Date shall enter into an Option Assumption Agreement.

     Purchaser and each holder of a Restated Option shall enter into a Restated Option Agreement.

     Purchaser shall appoint Karl Eller to its Board of Directors.

     No Brokers. The Company and the Stockholders represent to Purchaser, and Purchaser represents to the Company and the Stockholders, that they respectively have had no dealings with any broker or finder in connection with the transactions contemplated by this Agreement, except that Purchaser has engaged the services and will pay the fees and expenses of Daniels & Associates, and except that the Company and the Stockholders have engaged the services, and the Stockholders will pay, the fees and expenses of Alex. Brown & Sons Incorporated.
     Survival of Representations and Warranties. The parties hereto agree that the representations and warranties (in each case, as updated pursuant to Section 15 hereof and as in effect on the Closing Date), and the covenants and agreements contained in this Agreement or in any certificate, document or instrument delivered in connection herewith, shall survive the execution and delivery of this Agreement, and the Closing hereunder, regardless of any investigation made by the parties hereto; provided, however, that, except for claims or actions with respect to
Section 4(a), any claims or actions with respect thereto shall terminate unless within twelve (12) months from the Closing Date written notice of such claims is given to the Stockholder Representative, in the case of claims made pursuant to
Section 12(a) hereof, or to Purchaser, in the case of claims made pursuant to Section 12(b) hereof, or such actions are commenced within such twelve-month period; and provided further, that nothing in this Section 11 shall (a) affect the obligations of Purchaser under the Option Assumption Agreements or the Registration Rights Agreement, (b) limit the indemnification obligations of the parties under Section 12 with respect to claims timely made or actions timely commenced in accordance with the provisions of this Section 11 and Section 12 or (c) limit Purchaser's obligations pursuant to Sections 2(c), 6(c) and 6(f) of this Agreement or the Stockholders' obligations pursuant to
Section 16(b) of this Agreement.

     Indemnification.

By the Stockholders.

          (i)Each of the Stockholders severally (on a pro rata basis as provided in the Escrow Agreement), but not jointly, agrees to indemnify and hold Purchaser and its Affiliates harmless from and against any and all losses, claims, demands, liabilities, obligations, damages, deficiencies, assessments, judgments, payments, penalties, costs and expenses (including without limitation reasonable attorneys' fees, any amounts paid in investigation, defense or settlement of any of the foregoing and interest) (herein, "Damages") incurred in connection with, arising out of, resulting from or incident to, (A) any breach of any representation or warranty (as updated pursuant to Section 15 hereof and as in effect on the Closing Date) made by the Company and the Stockholders in this Agreement (other than the representations and warranties made in Section 4(a) hereof),
(B) any breach of any covenant or agreement made by the Company and the Stockholders in this Agreement, (C) any liability or obligation which the Company or its Subsidiaries pays or becomes obligated to pay after December 31, 1996 and prior to twelve months after the Closing Date in respect of costs of defense, settlement or resolution of any litigation matter which has been disclosed on Schedule 3(p) to this Agreement, to the extent, and only to the extent, that such costs in the aggregate, after giving credit for any insurance recoveries to which the Company or the Subsidiaries is entitled, exceeds the aggregate amount of the Company's reserves therefor on the Balance Sheet, or (D) any Pre-Agreement Disclosure Matter (as hereinafter defined). The parties hereby acknowledge and agree that after the Closing Date recourse against the Escrowed Shares constitutes the sole remedy, at law or in equity, that Purchaser may have against the Stockholders, and that the Escrowed Shares shall be Purchaser's exclusive method of receiving indemnification from the Stockholders, pursuant to this Section 12(a)(i). Notwithstanding the foregoing, Purchaser may not receive any of the Escrowed Shares in connection with Damages arising from breaches or inaccuracies pursuant to this Section 12(a)(i) unless the aggregate of such Damages indemnified against shall exceed
$10 million, in which event such indemnification shall be effective with respect to all Damages in excess of such amount, and shall be limited to the Escrowed Shares. For purposes of determining the Stockholders' indemnification obligations pursuant to this Section 12(a)(i), each representation and warranty stated in Sections 3 and 4 hereof shall be deemed to exclude any materiality standard, materiality exception and materiality qualification stated therein. The parties acknowledge that the limitations on liability of the Stockholders in this Section 12(a)(i) contained were an essential inducement to the Stockholders to cause them to enter into and perform this Agreement, and without which they would not have done so.

          (ii)Each of Stockholders, severally but not jointly, agrees to indemnify and hold Purchaser and its Affiliates harmless from and against any and all Damages incurred in connection with, arising out of, resulting from or incident to, any breach of the representations and warranties contained in
Section 4(a) hereof.

By Purchaser. Purchaser agrees to indemnify and hold each of the Stockholders and their respective Affiliates harmless from and against any and all Damages incurred in connection with, arising out of, resulting from or incident to, (i) any breach of any representation or warranty made by Purchaser in this Agreement,
(ii) any breach of any covenant or agreement made by Purchaser in this Agreement, or (iii) operation of the business of the Company and the Subsidiaries after the Closing Date.

Damages. The term "Damages" as used in this Section 12 is not limited to matters asserted by third parties against any indemnified party, but includes Damages incurred or sustained by any indemnified party in the absence of third party claims. Any Damages otherwise due and payable under this Section 12 shall be
(i) decreased to the extent of any reduction of Tax liability that is realizable by the indemnified party upon payment of an indemnifiable loss and (ii) increased to the extent of any increase in Tax liability that is imposed on the indemnified party upon the receipt of an indemnity payment pursuant to this
Section 12. In addition, Damages shall be determined net of any insurance recoveries by any indemnified party and shall be net of any indemnity to which the Company is entitled pursuant to that certain Stock Purchase Agreement, dated as of July 14, 1995, by and between Eller Investment Company, Inc., an Arizona corporation, and General Electric Capital Corporation, a New York corporation.

Defense of Claims.

(i) If a claim for Damages (a "Claim") is to be made by a party entitled to indemnification hereunder against the indemnifying party, the party claiming such indemnification shall, subject to
Section 11, give written notice (a "Claim Notice") to the indemnifying party as soon as practicable after the party entitled to indemnification becomes aware of any fact, condition or event which may give rise to Damages for which indemnification may be sought under this Section 12. Such Claim Notice shall specify the nature and amount of the Claim asserted, if actually known to the party entitled to indemnification hereunder. If any lawsuit or enforcement action is filed against any party entitled to the benefit of indemnity hereunder, written notice thereof shall be given to the indemnifying party as promptly as practicable (and in any event within fifteen (15) calendar days after the service of the citation or summons). Subject to the limitations of Section 11, the failure of any indemnified party to give timely notice hereunder shall not affect rights to indemnification hereunder, except to the extent that the indemnifying party demonstrates actual damage caused by such failure. After such notice, if the indemnifying party shall acknowledge in writing to the indemnified party that the indemnifying party shall be obligated under the terms of its indemnity hereunder in connection with such lawsuit or action, then the indemnifying party shall be entitled, if it so elects at its own cost and expense, (A) to take control of the defense and investigation of such lawsuit or action, (B) to employ and engage attorneys of its own choice to handle and defend the same unless the named parties to such action or proceeding include both the indemnifying party and the indemnified party and the indemnified party has been advised in writing by counsel that there may be one or more legal defenses available to such indemnified party that are different from or additional to those available to the indemnifying party, in which event the indemnified party shall be entitled, at the indemnifying party's cost and expense, to separate counsel of its own choosing, and (C) to compromise or settle such claim, which compromise or settlement shall be made only with the written consent of the indemnified party, such consent not to be unreasonably withheld. If the indemnifying party fails to assume the defense of such claim within thirty
(30) calendar days after receipt of the Claim Notice, the indemnified party against which such claim has been asserted will (upon delivering notice to such effect to the indemnifying party) have the right to undertake, at the indemnifying party's cost and expense, the defense, compromise or settlement of such claim on behalf of and for the account and risk of the indemnifying party; provided, however, that such Claim shall not be compromised or settled without the written consent of the indemnifying party, which consent shall not be unreasonably withheld. In the event the indemnified party assumes the defense of the claim, the indemnified party will keep the indemnifying party reasonably informed of the progress of any such defense, compromise or settlement. The indemnifying party shall be liable for any settlement of any action effected pursuant to and in accordance with this Section 12 and for any final judgment (subject to any right of appeal), and the indemnifying party agrees to indemnify and hold harmless an indemnified party from and against any Damages by reason of such settlement or judgment.

          (ii) In the case of any enforcement action involving a Tax, the contest rights of the indemnifying party set forth in the fourth sentence of Section 12(d)(i) shall not apply to such action unless the action is limited to matters which solely affect liability in respect of a Pre-Closing Tax Period. In any action involving a Tax which is not so limited, the indemnified party shall be entitled at its own expense (A) to take control of the defense and investigation of such action, (B) to employ and engage attorneys of its own choice to handle and defend the same, and (C) to compromise or settle such action, which compromise or settlement shall be made only with the written consent of the indemnifying party, such consent not to be unreasonably withheld.

          (iii) In the event that any action, suit, proceeding or investigation relating hereto or to the transactions contemplated by this Agreement is commenced, the parties hereto agree to cooperate to defend against and respond thereto and make available to each other such personnel, witnesses, books, records, documents or other information within its control that are necessary or appropriate for such defense.

Brokers and Finders. Pursuant to the provisions of this Section 12 and subject to the limitations of Section 11, each of Purchaser and the Stockholder shall indemnify, hold harmless and defend the other party from the payment of any and all broker's and finder's expenses, commissions, fees or other forms of compensation which may be due or payable from or by the indemnifying party, or may have been earned by any third party acting on behalf of the indemnifying party in connection with the negotiation and execution hereof and the consummation of the transactions contemplated hereby.

Exclusive Remedy. Except as set forth in Sections 14 and 15(c), the rights of indemnification provided to Purchaser and the Stockholders in this Section 12 are intended to be the sole remedies of such parties for any claim by either Purchaser against the Stockholders or by the Stockholders against Purchaser, and the parties intend, to the maximum possible extent, to preclude any other claims, on whatever cause of action predicated.

Stockholder Representative.

          The Stockholders irrevocably make, constitute and appoint Paul J. Meyer as their agent (the "Stockholder Representative") and authorize and empower him to fulfill the role of Stockholder Representative hereunder. In the event of the resignation of a Stockholder Representative, the resigning Stockholder Representative shall appoint a successor either from among the Stockholders or who shall otherwise be acceptable to Purchaser and who shall agree in writing to accept such appointment, and the resigning Stockholder Representative's resignation shall not be effective until such a successor shall exist. The Stockholders entitled to receive a majority of the Escrowed Shares may remove the Stockholder Representative at any time. If a Stockholder Representative should die or become incapacitated or be removed by the Stockholders and pursuant to this Section 13, his successor shall be appointed within 21 days of his death or incapacity by the remaining Stockholders entitled to receive a majority of the Escrowed Shares, and such successor either shall be a Stockholder or shall otherwise be acceptable to Purchaser. If the Stockholders fail to appoint a successor within such 21-day period, then Purchaser shall have the right to appoint the successor from among the Stockholders. The choice of a successor Stockholder Representative appointed in any manner permitted above shall be final and binding upon all of the Stockholders. The decisions and actions of any successor Stockholder Representative shall be, for all purposes, those of a Stockholder Representative as if originally named herein.

          Each Stockholder by the execution of this Agreement hereby irrevocably makes, constitutes and appoints the Stockholder Representative as such person's true and lawful attorney in fact and agent, for such person and in such person's name, (i) to receive all notices and communications directed to such Stockholder under this Agreement and the Escrow Agreement,
(ii) to execute and deliver any and all documents required to be executed and delivered by such Stockholder pursuant to this Agreement in order to effect the transactions contemplated by this Agreement, (iii) upon the specific request of any Stockholder, to receive and provide receipt for all consideration required to be delivered to such Stockholder under this Agreement, (iv) to perform any and all actions required to be taken by such Stockholder in connection with any claim for indemnity pursuant to the provisions of Section 12 of this Agreement and (iv) to execute and deliver all instruments and documents of every kind incident to the foregoing to all intents and purposes and with the same effect as such Stockholder could do personally, and each such Stockholder hereby ratifies and confirms as his or her own act, all that the Stockholder Representative shall do or cause to be done pursuant to the provisions hereof. Notwithstanding the foregoing, except with respect to administrative and other ministerial tasks, the Stockholder Representative is required and entitled to act only at the written direction of Stockholders entitled to receive a majority of the Escrowed Shares.

          It is acknowledged by the Stockholders appointing the Stockholder Representative that the designation of the Stockholder Representative as attorney-in-fact is coupled with an interest and is binding upon such Stockholders notwithstanding the death, incapacity or dissolution of any such Stockholder. If any such event shall occur prior to the completion of the transactions contemplated by this Agreement, the Stockholder Representative is, nevertheless, to the extent that he is legally able to do so, authorized and directed to complete all transactions and act pursuant to this authority as if such event had not occurred. Purchaser is entitled to deal solely with the Stockholder Representative in connection with this Agreement and is entitled to rely upon the provisions hereof and the authority granted to the Stockholder Representative to act on behalf of the Stockholders.

          The Stockholder Representative's acceptance of his duties under this Agreement is subject to the following terms and conditions, which the parties hereto agree shall govern and control with respect to his rights, duties, liabilities and immunities as Stockholder Representative (but not in his capacity as a Stockholder or as an officer, director, or employee of the Company):

          (i)  The Stockholder Representative makes no
representation and has no responsibility as to the validity of this Agreement or of any other instrument referred to herein, or as to the correctness of any statement contained herein, and he shall not be required to inquire as to the performance of any obligation under this Agreement.

          (ii) The Stockholder Representative shall be protected in acting upon written notice, request, waiver, consent, receipt or other paper or document, not only as to its due execution and the validity and effectiveness of its provisions, but also as to the truth of any information therein contained, which he in good faith believes to be genuine and what it purports to be.

          (iii) The Stockholder Representative shall not be liable for any error of judgment, or for any act done or step taken or omitted by him in good faith, or for any mistake of fact or law, or for anything which he may do or refrain from doing in connection therewith, except his own gross negligence or willful misconduct.

          (iv) The Stockholder Representative may consult with competent and responsible legal counsel selected by him, and he shall not be liable for any action taken or omitted by him in good faith in accordance with the advice of such counsel.

          (v) The Stockholders shall bear pro rata all expenses (including transfer taxes and other governmental charges) incurred by the Stockholder Representative in connection with his duties hereunder and shall indemnify him against and save him harmless from any and all claims, liabilities, costs, payments and expenses, including fees of counsel (who may be selected by the Stockholder Representative), for anything done or omitted by him in the performance of this Agreement or the Escrow Agreement, except as a result of his own gross negligence or willful misconduct.

          (vi) The Stockholder Representative shall have no duties or responsibilities except those expressly set forth herein. He shall not be bound by any modification of this Agreement unless in writing and signed by the other parties hereto and if his duties as Stockholder Representative hereunder are affected, unless he shall have given prior written consent thereto.

Specific Performance. The parties hereto acknowledge that irreparable damage would result if this Agreement is not specifically enforced. Therefore, the rights and obligations of the parties under the Agreement, including, without limitation, their respective rights and obligations to sell and purchase the Shares, shall be enforceable by a decree of specific performance issued by any court of competent jurisdiction, and appropriate injunctive relief may be applied for and granted in connection therewith. Such remedies shall, however, be cumulative and not exclusive and shall be in addition to any other remedies which any party may have under this Agreement or otherwise.

Termination; Amendments to Disclosure Letter.

Termination. Anything contained in this Agreement to the contrary notwithstanding, this Agreement may be terminated:

          At any time on or prior to the Closing Date, by the mutual consent in writing of Purchaser, the Company and the Stockholders;

          Purchaser may terminate this Agreement by giving written notice to the Company and the Stockholders at any time prior to the Closing Date (A) in the event the Company or the Stockholders have breached any representation or warranty (as updated pursuant to this Section 15 and as in effect on the Closing Date), or covenant contained in this Agreement in any material respect, Purchaser has notified the Company and the Stockholders of the breach, and the breach has continued without cure for a period of 30 days after the notice of breach, or
(B) the Average Share Price is less than $36.37, or (C) if the Closing shall not have occurred on or before the Closing Date specified in Section 9(a) (unless the failure results primarily from Purchaser breaching any representation, warranty or covenant contained in this Agreement); or

          The Company or the Stockholders may terminate this Agreement by giving written notice to Purchaser at any time prior to the Closing Date (A) in the event Purchaser has breached any representation, warranty or covenant contained in this Agreement in any material respect, the Company or the Stockholders have notified Purchaser of the breach, and the breach has continued without cure for a period of 30 days after the notice of breach, or (B) the Average Share Price is less than $36.37, or (C) if the Closing shall not have occurred on or before the Closing Date specified in Section 9(a) (unless the failure results primarily from the Company or the Stockholders breaching any representation, warranty or covenant contained in this Agreement).

Amendments to Disclosure Letter. Between the date hereof and the Closing Date, the Company and the Stockholders may add to the Disclosure Letter by notification in writing to Purchaser of the matter to be added, which may be matters relating to events first arising after the date of this Agreement ("Post-Agreement Date Disclosure Matters") or may be matters which relate to events first arising prior to the date of this Agreement and which, if not so added to the Disclosure Letter, would constitute a breach of the representations and warranties provided by the Company and the Stockholders on the date of this Agreement ("Pre-Agreement Date Disclosure Matters" and, collectively with the Post-Agreement Date Disclosure Matters, the "New Disclosure Matters"). If the aggregate dollar amount involved in the New Disclosure Matters exceeds $5,000,000, Purchaser may, at its election by written notice to the Company and the Stockholders on or before the Closing Date, either (i) accept the Disclosure Letter as so modified and close the transactions contemplated hereby, in which case the Disclosure Letter as so modified will be deemed to have been delivered on or before the date of this Agreement or
(ii) terminate this Agreement. If the aggregate dollar amount involved in the Pre-Agreement Date Disclosure Matters exceeds $5,000,000, the Company and the Stockholders may terminate this Agreement by written notice to Purchaser, unless Purchaser agrees in writing that the aggregate indemnity obligation of the Stockholders in respect of such Pre-Agreement Date Disclosure Matters pursuant to Section 12(a)(i) will in all events be limited to $5,000,000. Nothing contained herein will preclude Purchaser from alleging that any matter disclosed in a proposed modification to the Disclosure Letter which is not subject to quantification does not give rise to a right not to close under this Agreement because of the inability of the Company and the Stockholders to satisfy the condition set forth in Section 7(a) hereof due to such New Disclosure Matter. Notwithstanding the foregoing, it is understood that the Company will as soon as practicable furnish to Purchaser its audited financial statements for the year 1996 in substitution for its unaudited 1996 financial statements (as contemplated by the definition "Financial Statements"), and it is agreed that Purchaser shall have no right to object to such substitution unless the audited 1996 financial statements contain material adjustments or disclosures not contained in the unaudited 1996 financial statements.

Consequences of Termination. In the event that this Agreement shall be terminated pursuant to this Section 15, (i) each party will redeliver all documents, work papers and other material of any other party relating to the transactions contemplated hereby, whether so obtained before or after the execution hereof, to the party furnishing the same, and (ii) all further obligations of the parties under this Agreement shall terminate without further liability of any party to any other party (except that each party shall remain liable for any willful or intentional breach of any representation, warranty or covenant contained herein, as to which all remedies, including the availability of specific performance or other injunctive relief, shall remain available); provided, however, that the confidentiality provisions contained in Section 16 below shall survive such termination.

Confidentiality; Press Releases.

Purchaser agrees to keep non-public information regarding the Company and the Subsidiaries confidential until the Closing Date and agrees that it will only use such information in connection with the transactions contemplated by this Agreement and not disclose any of such information other than (i) to Purchaser's Representatives who are involved with the transactions contemplated by this Agreement, (ii) to the extent such information presently is or hereafter becomes available, on a non-confidential basis, from a source other than the Stockholders or the Company, and (iii) to the extent disclosure is required by law, regulation or judicial order by any governmental authority.


          The Company and the Stockholders agree to keep non-public information regarding Purchaser, and the Stockholders agree to keep non-public information regarding the Company and the Subsidiaries, confidential and agree that they will only use such information in connection with the transactions contemplated by this Agreement and not disclose any of such information other than (i) to the Stockholders' and the Company's respective Representatives who are involved with the transactions contemplated by this Agreement, (ii) to the extent such information presently is or hereafter becomes available, on a non-confidential basis, from a source other than Purchaser, and
(iii) to the extent disclosure is required by law, regulation or judicial order by any governmental authority.

          Prior to any disclosure required by law, regulation or judicial order, Purchaser, the Company or the Stockholders, as the case may be, shall advise each of the others of such requirement so that it may seek a protective order.

          Prior to Closing or thereafter, none of Purchaser, the Company or the Stockholders shall make any press release or public announcement in connection with the transactions contemplated hereby without the prior written consent of the other parties or, if required by law, without prior consultation with the other parties.

          Notices. Any notices or other communications required or permitted hereunder, shall be sufficiently given if in writing and personally delivered or sent by pre-paid first class mail, overnight courier, telex or facsimile, addressed as follows or to such other address as the parties shall have given notice of pursuant hereto:

     In the case of Purchaser:

     Clear Channel Communications, Inc.
     200 Concord Plaza
     Suite 600
     San Antonio, Texas 78216
     Attention:  Randall T. Mays
     Telecopy:  210-822-2299

     With a copy to:

     Clear Channel Communications, Inc.
     200 Concord Plaza
     Suite 600
     San Antonio, Texas 78216
     Attention:  Kenneth E. Wyker, Esq.
     Telecopy:  210-822-2299

     Piper & Marbury L.L.P.
     36 South Charles Street
     Baltimore, Maryland 21201
     Attention:  R.W. Smith, Jr., Esq.
     Telecopy:  410-576-1700

     In the case of the Company or the Stockholders:

     Eller Media Corporation
     2850 East Camelback Road, Suite 300
     Phoenix, Arizona  85016
     Attention:  Paul J. Meyer, Esq.
     Telecopy:  602-381-5740

     Paul J. Meyer, Esq.
     c/o Eller Media Corporation
     2850 East Camelback Road
     Suite 300
     Phoenix, Arizona 85016
     Telecopy:  602-957-8602

     With a copy to:

     H & F Investors III, Inc.
     One Maritime Plaza, 12th Fl.
     San Francisco, California 94111
     Attention:  John L. Bunce, Jr.
     Telecopy:  415-788-0176

     Heller, Ehrman, White & McAuliffe
     333 Bush Street
     San Francisco, California 94104
     Attention:  Paul J. Mundie, Esq.
     Telecopy:  415-772-6168

     Latham & Watkins
     633 West Fifth Street, Suite 4000
     Los Angeles, California  90071
     Attention:  Thomas W. Dobson, Esq.
     Telecopy:  213-891-8763

     All such notices an communications shall be deemed to have been duly given: when personally delivered; three Business Days after being deposited in the mail, as aforesaid; next day, if by overnight courier with guaranteed delivery; when answered back, if telexed; and when receipt is acknowledged, if transmitted by facsimile.

Entire Agreement. This Agreement together with all exhibits and schedules hereto (including the Disclosure Letter as updated pursuant to Section 15 hereof) represent the entire understanding and agreement among the parties hereto with respect to the subject matter hereof and supersedes all prior understandings and agreements, whether written or oral, and can be amended, supplemented or changed, and any provision hereof can be waived, only by written instrument making specific reference to this Agreement signed by the party against whom enforcement of any such amendment, supplement, modification or waiver is sought, including, in the case of the Stockholders, all Stockholders who are a party to this Agreement at the time such enforcement is sought. No waiver of any of the provisions of this Agreement shall be deemed or shall constitute a waiver of any other provision hereof (whether or not similar), nor shall such waiver constitute a continuing waiver unless otherwise expressly provided.

Successors. This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors and assigns; provided, however, that this Agreement and all rights and obligations hereunder may not be assigned or transferred without the prior written consent of the other parties hereto, except that Purchaser may assign its rights hereunder to a wholly owned subsidiary.

Choice of Law.

     This Agreement shall be construed, interpreted and the rights of the parties determined in accordance with the laws of the State of Delaware (without reference to the choice of law provisions of Delaware law) except with respect to matters of law concerning the internal corporate affairs of any corporate entity which is a party to or the subject of this Agreement, and as to those matters the law of the jurisdiction under which the respective entity derives its powers shall govern.

     Each of the parties hereto irrevocably consents to the service of any process, pleading, notices or other papers by the mailing of copies thereof by registered, certified or first class mail, postage prepaid, to such party at such party's address set forth herein, or by any other method provided or permitted under Delaware law. Additionally, each party hereby appoints RL&F Service Corp., One Rodney Square, Wilmington, Delaware 19810, as agent for service of process in Delaware.

     Each party irrevocably and unconditionally agrees and consents that any suit, action or other legal proceeding arising out of or related to this Agreement shall be brought and heard in New Castle County, State of Delaware, and each party irrevocably consents to personal jurisdiction in any and all tribunals in said County.

     To the extent that Purchaser has or hereafter may acquire any immunity from jurisdiction of any court or from any legal process (whether through service or notice, attachment prior to judgment, attachment in aid of execution, execution or otherwise) with respect to itself or its property, Purchaser hereby irrevocably waives such immunity in respect of their obligations pursuant to this Agreement.

No Reliance on Other Information. Except for the representations and warranties contained in this Agreement, none of the parties hereto nor any Representative or Affiliate or other person acting for any of them makes any other representation or warranty, express or implied.

Expenses. Whether or not the transactions contemplated hereby are consummated, (a) Purchaser shall pay all of its legal, accounting and other out-of-pocket expenses incident to the transactions contemplated hereby and (ii) the Stockholders shall pay their own and the Company's legal, accounting and other out-of-pocket expenses incident to the transactions contemplated hereby, provided however, that Purchaser, on the one hand, and the Stockholders, on the other, shall divide and share equally filing fees in connection with government filings necessary to consummate the transactions contemplated hereby (provided that if this Agreement is terminated, each party shall attempt to obtain any available refunds of such fees or otherwise utilize such fees in other transactions such that expense to the parties is minimized).

Severability. If at any time subsequent to the date hereof, any provision of this Agreement shall be held by any court of competent jurisdiction to be illegal, void or unenforceable, such provision shall be of no force and effect, but the illegality or unenforceability of such provision shall have no effect upon and shall not impair the enforceability of any other provision of this Agreement.

Titles. The titles, captions or headings of the Sections herein are inserted for convenience of reference only and are not intended to be a part of or to affect the meaning or interpretation of this Agreement.

Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which taken together shall constitute one and the same instrument.

No Third-Party Beneficiaries. No person (other than parties to this Agreement or their respective successors or permitted assigns) shall have or be construed to have any legal or equity right, remedy or claim under or in respect of or by virtue of this Agreement or any provision herein contained; provided, however, that the provisions of Section 6(c) above concerning indemnification are intended for the benefit of the individuals specified therein, and their respective legal representatives, successors and assigns; and provided further, that Section 2(c) above concerning the Restated Options is intended for the benefit of holders of Company Stock Option Agreements and their respective legal representatives, successors and assigns.

Construction. The parties have participated jointly in the negotiation and drafting of this Agreement. In the event an ambiguity or question of intent or interpretation arises, this Agreement shall be construed as if drafted jointly by the parties and no presumption or burden of proof shall arise favoring or disfavoring any party by virtue of authorship of any provision of this Agreement.

Cumulative Remedies. All rights and remedies of any party hereto are cumulative of each other and of every right or remedy such party may otherwise have at law or in equity, and the exercise of one or more rights or remedies shall not prejudice or impair the concurrent or subsequent exercise of other rights or remedies.

    IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the date first above written.

     PURCHASER

By
Name:
Title:

ELLER MEDIA CORPORATION

By
Name:
Title:

HELLMAN & FRIEDMAN
CAPITAL PARTNERS III, L.P.

By:
     Its General Partner,
     H&F Investors III

By:
     Its Managing General Partner,
     Hellman & Friedman Associates III, L.P.

By:  Its Managing General Partner,
H&F Investors III, Inc.

     By:_____________________
     Its:

     H&F ORCHARD PARTNERS III, L.P.

     By:Its General Partner,
     H&F Investors III

     By:Its Managing General Partner,
     Hellman & Friedman Associates
     III, L.P.

     By:Its Managing General Partner,
     H&F Investors III, Inc.



     By:_____________________
     Its:
     H&F INTERNATIONAL PARTNERS III, L.P.

By:  Its General Partner,
     H&F Investors III

     By:Its Managing General Partner,
     Hellman & Friedman Associates
     III, L.P.

     By:Its Managing General Partner,
     H&F Investors III, Inc.

     By:_____________________
     Its:

     EM HOLDINGS LLC

     By:_________________________
     Its:

     ____________________________
     H. Irving Grousbeck


     AMERICAN MEDIA MANAGEMENT, INC.

     By:_________________________
     Its:

     ____________________________
     Richard Reiss, Jr.

     ____________________________
     Glenn Krevlin, as Trustee fbo
     Nina Krevlin, Glenn Krevlin,
     Michael Krevlin and Jill Krevlin

____________________________
     K. Tucker Andersen

     ____________________________
     Bruce Halle



     ____________________________
     Timothy J. Donmoyer



     ____________________________
     Karl Eller

     ____________________________
     Paul J. Meyer

     ____________________________
     Patricia Salas Pineda


                            EXHIBIT A

                          Stockholders

                            EXHIBIT B

                    Purchase Price Allocation

                            EXHIBIT C

                    Form of Escrow Agreement

                            EXHIBIT D

               Form of Option Assumption Agreement

                            EXHIBIT E

              Form of Registration Rights Agreement

                            EXHIBIT F

                        Escrow Allocation

                            EXHIBIT G

              Company Stock Option Rollover Example
EXHIBIT 13.1 - ANNUAL REPORT TO SHAREHOLDERS

1996 ACCOMPLISHMENTS

Record Revenues
Achieved record revenues of $398 million, an increase of 41
Percent over 1995.

Record Operating Profits at the Station Level.
Earned $153 million in station operating income before depreciation and amortization, an increase of 36 percent over 1995.

Record After-tax Cash Flow
Generated more than $107 million in after tax cash flow, an increase of 51 percent over 1995.

Record After Tax Cash Flow Per Share
Reported after tax cash flow per share of $1.44, adjusted for a two-for-one stock split on December 2, 1996, an increase of 43 percent over 1995.

Long-term Stock Price Performance
Clear Channel's common stock price per share increased 64 percent during 1996 and has compounded at an annual average rate of 82 percent over the last five years and 50 percent over the last decade.

Increased Access to Capital
Improved financial availability and flexibility by completing a new $1.3 billion revolving credit facility and raising $311 million in equity financing.

Domestic Radio Acquisitions
Acquired 35 FM and 14 AM radio stations in 20 markets.

Domestic Television Acquisitions
Acquired WPRI-TV, the CBS affiliate in Providence, RI and entered into a local marketing agreement with WNAC-TV, the FOX affiliate serving Providence.

Spanish Language Broadcasting
Acquired a temporary controlling interest in Heftel Broadcasting Corporation and subsequently merged Heftel with Tichenor Media System, Inc. The combined company is the largest Spanish language radio broadcaster in the United States. Clear Channel owns 32.3 percent of the merged company.
International Acquisitions
Acquired a one-third interest in the largest radio group in New Zealand. Additionally, Australian Radio Network, of which Clear Channel owns 50 percent, acquired four radio stations: one in Brisbane, one in Western Sydney and two in Adelaide, Australia.

Local Television News Expansion
Launched extensive local news operations in Memphis, TN; Mobile, AL/Pensacola, FL; Jacksonville, FL and Albany, NY.

Strengthened Management
Strengthened management at all levels and updated the Company's stretegic plan. George Sosson, Stan Webb and James Smith were promoted to the position of Senior Vice President in the radio division.

Financial Highlights
In thousands except per share amounts
                            1996         1995    Change
Gross broadcasting
revenue                 $398,094     $283,357       41%
Station operating
 income before
 depreciation and
 amortization            153,407      112,555       36%

Operating income          99,090       71,372       39%

Net income                37,696       32,014       18%
Net income
 per share (1)            $  .50       $  .46        9%
After tax cash
 flow (2)                107,318       71,140       51%
After tax cash flow
 per share (1) (2)         $1.44        $1.01       43%

(1) Adjusted for a two-for-one stock split effective December 2, 1996.
(2) Defined as net income before unusual items plus depreciation, intangible amortization (including nonconsolidated affiliates) and deferred taxes.

Financial Highlights
     This section of the Annual Report contains four graphs, showing for the past five years: Gross broadcasting revenue (in millions), Station operating income before depreciation and amortization (in millions), After tax cash flow (in millions), and After tax cash flow per share. The amounts for each of the five years for these four items were as shown in the following table:

               1996     1995      1994       1993      1992

Gross broadcasting revenue
              $398.1  $283.4    $200.7     $135.7     $94.5
Station operating income before depreciation and amortization
                                   153.4   112.6      72.7
               42.2      28.7
After tax cash flow
               107.3    71.1      46.9       26.6      17.1
After tax cash flow per share
               $1.44   $1.01    $ 0.68     $ 0.43      $.29


LETTER TO SHAREHOLDERS

Dear Fellow Shareholders:

     Nineteen ninety-six was the most successful year in your Company's history. Financial results again achieved record levels in our core business of radio and television broadcasting. After tax cash flow per share, the most important measure of your Company's financial performance, increased 43 percent from $1.01 in 1995 to $1.44 in 1996.

     Gross revenues increased from $283.4 million to $398.1 million from 1995 to 1996, an increase of 41 percent, while station operating income before depreciation and amortization increased from $112.6 million to $153.4 million over the same period. This stronger financial performance contributed to the increase in your Company's stock price which, after a two-for-one stock split effective December 2, 1996, increased 64 percent during the year. Your Company's stock price has compounded at an annual average rate of 50% over the last decade, making it one of the best performing stocks over that period.

     Nineteen ninety-six was a year of continued growth and unique opportunities for your Company. At the beginning of the year we owned, programmed or sold airtime on, 43 radio stations and 16 television stations in 21 markets domestically, as well as a 50 percent interest in the Australian Radio Network and a 21% stake in Heftel Broadcasting Corporation, the largest Spanish language radio broadcaster in the United States.

     Subsequent to the passage of the Telecommunications Act of 1996, your Company has doubled in size and currently owns, programs or sells air time on 109 radio stations (including pending transactions) and 18 television stations in 32 markets in the United States. Additionally, your Company expanded into New Zealand with a one-third interest in that country's largest radio broadcaster and added to its operations in Australia. Your Company acquired a temporary controlling interest in Heftel Broadcasting Corporation on August 5, 1996. Subsequently, Heftel Broadcasting Corporation merged with Tichenor Media System, Inc. to form a Spanish language radio broadcasting company which reaches each of the top ten Hispanic markets in the United States. Clear Channel remains the largest stockholder in the newly-merged company, with a 32.3% stake.

RADIO
     Your Company moved swiftly to take advantage of the Telecommunications Act of 1996 and made significant investments in many of its existing radio markets and entered several new markets.

     In Grand Rapids, Michigan, the broadcasting assets of WOOD-
AM/FM and WBCT-FM were purchased. Subsequently, your Company also closed on the acquisition of WCUZ-AM/FM and WAKX-FM (now WVTI-FM) in that market.

     Additional stations were acquired to add to the Company's presence in Tulsa and Richmond. In Tulsa, your Company entered into an agreement to acquire KOAS-FM and KQLL-AM/FM. In Richmond, WTVR-AM/FM was acquired.

     In Louisville, your Company broadened its operations by acquiring WWKY-AM, WTFX-FM, WHKW-FM, WKJK-AM and WQMF-FM, increasing its ownership to 4 FM and 3 AM radio stations in that market.

     In May, Clear Channel closed on its purchase of US Radio, Inc., which owned or programmed 19 radio stations in eight markets, including Milwaukee, WI; Norfolk, VA; Raleigh, NC; Reading, PA; Memphis, TN; Little Rock, AR; and Houston and
El Paso, TX.

     Your Company has entered into and completed several transactions which will strengthen its position in these markets. In Milwaukee, a definitive agreement was executed to purchase WOKY-AM and WMIL-FM. In Norfolk, WMYK-FM and WSVY-FM were added. Your Company has also entered into a definitive agreement to purchase WFXC-FM, WFXK-FM, and WDUR-AM, and acquired WZZU-FM which will enhance its position in Raleigh, NC. In Lancaster, PA, which overlaps the Harrisburg television market and is adjacent to your Company's profitable radio operations in Reading, PA, Clear Channel has entered into a definitive agreement to purchase WLAN-AM/FM. In Memphis, TN, your Company acquired KJMS-FM and KWAM-AM.

     During the third and fourth quarters of 1996, the Acquisition of Radio Equity Partners, L.P. (REP) was completed. REP had operations which overlapped with your Company in New Orleans, Memphis, Oklahoma City and Providence. Additionally, REP brought your company its first radio operations in the markets of Springfield, MA; Winston-Salem/Greensboro, NC; Columbia, SC and Fort Myers/Naples, FL. This acquisition created strategic radio clusters in each of these markets.

     Your Company has continued its trend of consolidation by adding to its position in several of these markets. In New Orleans, the addition of KHOM-FM brings your Company's radio operations to 5 FMs and 2 AMs in the Crescent City. Additionally, a definitive agreement to acquire WKII-AM, WFSN-FM and WOLZ-FM in Fort Myers, FL has been executed.

     In 1996, Clear Channel also made an equity investment of an 80% interest in Radio Enterprises, Inc., which is headed by Jim Arcara, the former president of the radio division of the American Broadcasting Company, and his son, David Arcara. Radio Enterprises, Inc. owns or has entered into agreements to acquire WQBK-AM/FM, WQBJ-FM and WXCR-FM, all of which serve Albany, NY where your Company owns WXXA-TV, the FOX affiliated television station.

TELEVISION

       During 1996, several long term operating investments were made in the television division. WPRI-TV, the CBS affiliate in Providence, RI, was added to the Clear Channel family. Concurrent with that acquisition, your Company entered into a local marketing agreement to program and sell advertising time on WNAC-TV, the FOX affiliate in Providence.

     Since November of 1995, when your Company began its first local news operations in Memphis, Clear Channel has been adding news operations in its other television markets. By the end of 1996 news operations were launched in four markets: Memphis, Mobile/Pensacola, Jacksonville and Albany. In addition, your Company invested significant capital and other resources to upgrade its news franchises in Harrisburg and Providence. In the short term these news department start-ups have resulted in reduced profitability, but it is expected that during 1997 and 1998, each of these operations will become more profitable and contribute meaningfully to your Company's long-term performance.

SPANISH LANGUAGE RADIO
     Over the last twelve months, Clear Channel acted as the catalyst in the formation of the leading Spanish language radio broadcaster in the United States. In June 1996, your Company extended a tender offer for all of the outstanding stock of Heftel Broadcasting Corporation (Heftel) which it did not already own. Your Company increased its stake in Heftel in August 1996 from 21.4 percent to 63.2 percent through this tender offer and a related stock purchase agreement entered into with former Officers of Heftel. Subsequently, Heftel merged with Tichenor Media System, Inc. (Tichenor) in February 1997 (the Tichenor merger), forming the largest Spanish language radio broadcaster in the United States, with strong franchises in each of the top ten Hispanic markets.

     Heftel also completed an equity offering of 4.8 million shares of class A common stock (the Heftel offering) and established a $500 million revolving line of credit. Heftel is well positioned with its strong operating foundation and its relatively unlevered balance sheet to continue to be the leading Spanish language radio broadcaster in the United States.

     After the Tichenor merger and the Heftel offering, your Company holds a 32.3% stake in Heftel. Heftel is publicly traded on the NASDAQ under the symbol HBCCA.

INTERNATIONAL

     In 1996, the New Zealand government privatized Radio New Zealand Commercial. The successful acquiror was New Zealand Radio Network (NZRN) a consortium consisting of three equal partners:
Clear Channel, Australian Provincial Newspapers Ltd., (which is also your Company's partner in ARN), and Wilson & Horton, which is the largest publisher in New Zealand. Subsequently, NZRN added to its operations by acquiring Prospect, Ltd. which strengthened NZRN's presence in Auckland, the largest market in New Zealand. NZRN is the dominant radio broadcaster in New Zealand. It owns 52 radio stations in New Zealand and controls approximately 60% of that country's radio revenues.

     In Australia, your Company added to its investment in the Australian Radio Network (ARN). ARN acquired radio stations 5AD and 5DN in Adelaide, the capital of South Australia, as well as radio station 5BH in Brisbane, the capital of Queensland. ARN also acquired ONE-FM in Western Sydney, which will complement ARN's two FM radio stations in Sydney. ARN also divested two small stations in Albury/Wodonga. In total, ARN owns 10 stations all in capital cities of Australia including Sydney, Melbourne, Brisbane, Adelaide, and Canberra.

     Your Company continues to look for attractive investments in other countries outside of the United States. Management will continue to analyze international investment opportunities in countries where we find higher rates of advertising growth, sound political infrastructure, moderate currency risk and attractive industry dynamics.

OUTDOOR ADVERTISING

     On February 25, 1997 your Company entered into a definitive agreement to acquire the stock of Eller Media Company for $1.15 billion. Eller Media is the oldest, largest and most established outdoor advertising company in the United States, controlling over 50,000 display faces. Founded in 1901 by Walter Foster and George W. Kleiser, the company's rich history of leadership set standards that would pioneer the modern outdoor industry. Approaching its 100th anniversary, Eller Media Company remains the outdoor advertising industry leader.

     Today, Eller Media reaches 26 major metropolitan markets throughout the United States and is the nation's largest outdoor advertising provider. Coverage areas include: Los Angeles, San Diego, San Francisco, Sacramento, Chicago, Milwaukee, Cleveland, Akron/Canton, Dallas/Ft. Worth, Houston, San Antonio, El Paso, Phoenix, Atlanta, Tampa Bay and Miami/Fort Lauderdale. Eller Media continues to broaden its presence in major metropolitan markets with strategic acquisitions and aggressive expansion.

     Eller Media operates a wide array of outdoor products that is unmatched in the out-of-home advertising industry. Its products include traditional outdoor displays, such as large freeway bulletins and 30-sheet posters, transit shelters, commuter rail panels, buses, point-of-purchase signage and wallscape murals.

     Eller Media will operate as an autonomous wholly-owned subsidiary of Clear Channel and will continue to be led by its current CEO, Karl Eller. Mr. Eller' s outdoor advertising experience spans 44 years. During that time he served as President/CEO of Combined Communications, which was acquired by Gannett. A true entrepreneur, Mr. Eller has also served as President/CEO of Columbia Pictures Communications and Circle K Corporation. The University of Arizona School of Business bears his name. Mr. Eller will join Clear Channel's Board of Directors upon the closing of this acquisition.

CAPITAL MARKETS

     In an effort to continue to be flexible and take advantage of attractive investment opportunities, Clear Channel refinanced its existing Credit Facility and increased the amount available under the line to $1.3 billion. Additionally, your Company issued approximately 7.7 million shares (adjusted for a two-for-one stock split effective December 2, 1996) of common stock in June 1996. The net result of these actions gives your Company a strengthened balance sheet with significant acquisition capacity.

DEREGULATION

     The Telecommunications Act of 1996 (the Act) significantly relaxed ownership regulations with regard to both radio and television stations. Your Company continues to believe that the potential consolidation afforded by the Act will improve the operating characteristics of the entire broadcasting industry.

STRATEGIC DIRECTION
     Your Company continues to be committed to its proven corporate strategy:


Decentralized, flexible, entrepreneurial business units that place an emphasis on simplifying structures and procedures,
Sound centralized financial management,
Growth through internal expansion of
     existing broadcast properties, supplemented by strategic acquisitions,
Internal capital investment to improve quality and market leadership,
Insistence on adherence to the highest
standards of integrity and business
     conduct, and
Significant attention to long-term
     strategic planning.

     The future of our core businesses is bright, and the markets we serve continue to improve. Our position in each of these Markets remains one of leadership. To the over 3,200 members of our team who made 1996 possible, I personally thank you. And to our shareholders, you may continue to expect that our team is committed to enhancing the long-term value of your investment. Lowry Mays
Chairman and CEO
March 3, 1997

FAMILY TREE

RADIO

TEXAS
San Antonio

WOAI AM
News/Talk/Sports
1200 KHz

KQXT FM
Adult Contemporary
101.9 MHz

KTKR AM
Sportstalk/Play-by-Play
760 KHz

KAJA FM
Country
97.3 MHz

KSJL FM(1)
Urban Adult Contemporary
96.1 MHz

Houston

KHYS FM(1)
Rhythmic CHR
98.5 MHz

KPRC AM
News/Talk/Sports
950 KHz

KSEV AM
News/Talk/Sports
700 KHz

KMJQ FM
Urban Adult Contemporary
102.1 MHz
KBXX FM
Urban Contemporary
97.9 MHz

KJOJ FM
CHR Rhythmic
103.3 MHz

KJOJ AM
Christian
880 KHz

Austin

KEYI FM
Oldies
103.5 MHz

KFON AM
Sports
1490 KHz

KPEZ FM
Classic Rock
102.3 MHz

KHFI FM
Contemporary Hits
96.7 MHz

El Paso

KPRR FM
Contemporary Hits
102.1 MHz

KHEY FM
Country
96.3 MHz

KHEY AM
Country
690 KHz

CONNECTICUT
New Haven

WKCI FM
Contemporary Hits
101.3 MHz

WAVZ AM
Nostalgia
1300 KHz

WELI AM
News/Talk
960 KHz

OKLAHOMA
Tulsa

KAKC AM
News/Sports/Oldies
1300 KHz

KMOD FM
Adult Oriented Rock
97.5 MHz

KQLL AM(1)(2)
Sports/Talk
1430 KHz

KQLL FM(1)(2)
Oldies
106.1 MHz

KOAS FM(1)(2)
Smooth Jazz
92.1 MHz

Oklahoma City

KXXY FM
Country
96.1 MHz

KEBC AM
Sports Talk News/Spanish
1340 KHz

KTST FM
Country
101.9 MHz

KTOK AM
News/Talk/Sports
1000 KHz

KNRX FM
New Alternative Rock
94.7 MHz

KJYO FM
Contemporary Hits
102.7 MHz

WKY AM(1)
News/Talk
930 KHz

KENTUCKY
Louisville

WHAS AM
News/Talk/Sports
840 KHz

WAMZ FM
Country
97.5 MHz

WKJK AM
Country
1080 KHz

WTFX FM
Modern Rock
100.5 MHz

WWKY AM
News/Talk/Sports
790 KHz

WHKW FM
Country
98.9 MHz

WQMF FM
Classic Rock
95.7 MHz

FLORIDA
Tampa

WMTX AM
Sports/Talk
1040 KHz

WMTX FM
Hot Adult Contemporary
95.7 MHz

WRBQ AM
Adult Urban Contemporary
1380 KHz

WRBQ FM
Country
104.7 MHz

Miami

WHYI FM
Contemporary Hits
100.7 MHz

WBGG FM
Classic Rock
105.9 MHz

Ft. Myers/Naples

WCKT FM
Country
107.1 MHz

WXRM FM
Soft Adult Contemporary
105.5 MHz

WKII AM(1)(2)
Nostalgia
1070 KHz

WFSN FM(1)(2)
Country
100.1 MHz

WOLZ FM(1)(2)
Oldies
95.3 MHz

VIRGINIA

Richmond

WRVA AM
News/Talk/Sports
1140 KHz

WRNL AM
Sports
910 KHz

WRVQ FM
Contemporary Hits
94.5 MHz

WRXL FM
Adult Oriented Rock
102.1 MHz

WTVR FM
Soft AC
98.1 MHz

WTVR AM
Nostalgia
1380 KHz

Norfolk

WOWI FM
Urban Contemporary
102.9 MHz

WJCD FM
Smooth Jazz
105.3 MHz

WMYK FM
Rhythmic CHR
92.1 MHz

WSVY FM
Adult Urban Contemporary
107.7 MHz

LOUISIANA

New Orleans

WODT AM
Blues
1280 KHz

WQUE FM
Urban Contemporary
93.3 MHz

WYLD AM
Gospel
940 KHz

WYLD FM
Urban Adult Contemporary
98.5 MHz

WNOE FM
Country
101.1 MHz

KKND FM
Alternative Rock
106.7 MHz

KHOM FM
Contemporary Hits
104.1 MHz

OHIO
Cleveland

WENZ FM
Alternative Rock
107.9 MHz

WNCX FM
Classic Rock
98.5 MHz

WERE AM
News/Talk
1300 KHz

TENNESSEE
Memphis

WHRK FM
Urban Contemporary
97.1 MHz

WDIA AM
Adult Urban
1070 KHz

KJMS FM
Urban Adult Contemporary
101.1 MHz

KWAM AM
Religious
990 KHz

WEGR FM
Classic Rock
102.7 MHz

WREC AM
News/Talk
600 KHz

WRXQ FM
Alternative Rock
95.7 MHz

N. CAROLINA
Raleigh

WQOK FM
Urban Contemporary
97.5 MHz

WZZU FM
Classic Hits
103.9 MHz

WDUR AM(2)
Urban Oldies
1490 KHz

WFXC FM(2)
Urban Adult
107.1 MHz
WFXK FM(2)
Urban Adult
104.3 MHz

Greensboro

WXRA FM
Alternative Rock
94.5 MHz

WTQR FM
Country
104.1 MHz

WSJS AM
News/Talk
600 KHz

WISCONSIN
Milwaukee

WKKV FM
Urban Contemporary
100.7 MHz

WMIL FM(2)
Country
106.1 MHz

WOKY AM(2)
Adult Standards
920 KHz

ARKANSAS
Little Rock

KDDK FM
Country
100.3 MHz

KMJX FM
Classic Rock
105.1 MHz

PENNSYLVANIA
Reading

WRAW AM
Oldies
340 KHz

WRFY FM
Rock Hits
102.5 MHz

Lancaster

WLAN AM(1)(2)
Big Band
1390 KHz

WLAN FM(1)(2)
Hot AC
96.9 MHz

MICHIGAN
Grand Rapids

WOOD AM
News/Talk/Sports
1300 KHz

WOOD FM
Adult Contemporary
105.7 MHz

WBCT FM
Country
93.7 MHz

WCUZ AM
News/Talk/Sports
1230 KHz

WCUZ FM
Country
101.3 MHz

WVTI FM
Hot Adult Contemporary
96.1 MHz

RHODE ISLAND
Providence

WWBB FM
Oldies
101.5 MHz

WWRX FM
Classic Rock
103.7 MHz

MASSACHUSETTS
Springfield

WHYN AM
News/Talk/Sports
560 KHz

WHYN FM
Adult Contemporary
93.1 MHz


SOUTH CAROLINA
Columbia

WWDM FM
Urban Contemporary
101.3 MHz

WARQ FM
Alternative Rock
93.5 MHz

NEW YORK
Albany

WQBK FM(3)
Alternative Rock
103.9 MHz

WQBJ FM(3)
Alternative Rock
103.5 MHz

WQBK AM(3)
News/Talk
1300 KHz

WXCR FM(3)
Classic Rock
102.3 MHz
TELEVISION

ALABAMA
Mobile

WPMI-TV-NBC 15

ARIZONA
Tucson

KTTU-TV-UPN 18

FLORIDA
Jacksonville

WAWS-TV
FOX 30

WTEV-TV
UPN 47(1)

Pensacola

WJTC-TV
UPN 44(1)

OKLAHOMA
Tulsa

KTFO-TV
UPN 41(1)

KOKI-TV
FOX 23

TENNESSEE
Memphis

WLMT-TV
UPN 30(1)

WPTY-TV
ABC 24

KANSAS
Wichita

KSAS-TV
FOX 24

ARKANSAS
Little Rock

KLRT-TV
FOX 16

KASN-TV
UPN 38(1)

NEW YORK
Albany

WXXA-TV
FOX 23

PENNSYLVANIA
Harrisburg

WHP-TV
CBS 21

WLYH-TV
UPN 15(1)

MINNESOTA
Minneapolis

WFTC-TV
FOX 29

RHODE ISLAND
Providence

WPRI-TV
CBS 12

WNAC-TV
FOX 64(1)

NETWORKS

KENTUCKY
Louisville
Kentucky News Network

VIRGINIA
Richmond
Virginia Radio Network

OKLAHOMA
Oklahoma City

Oklahoma News Network
Clear Channel Sports

TEXAS
College Station
Clear Channel Sports
San Angelo
Voice of Southwest Agriculture Radio Network

IOWA
DES MOINES
Clear Channel Sports

OUTDOOR

ARIZONA
Phoenix

CALIFORNIA
San Francisco
Sacramento
Los Angeles
San Diego

FLORIDA
Tampa Bay
Miami/Ft. Lauderdale

GEORGIA
Atlanta

ILLINOIS
Chicago

OHIO
Cleveland
Akron/Canton

TEXAS
Dallas/Ft.Worth
El Paso
Houston
San Antonio

WISCONSIN
Milwaukee
(2)

(1) Joint Sales Agreement or Local Marketing Agreement(2)Pending
Acquisition(3) Pending acquisition by Radio Enterprises, Inc.


DOMESTIC OPERATIONS

     This section of the Annual Report to Shareholders contains a map of the continental United States (with a legend) showing the domestic markets in which Clear Channel has each of the following operating units:

     Corporate office in San Antonio, TX, Radio stations in 26 markets, Television stations in eleven markets, Outdoor advertising (pending acquisition at December 31, 1996) in 15 markets, Radio networks in six markets, Joint sales / local marketing agreements in ten markets and Pending radio station acquisitions in seven markets

AUSTRALIAN RADIO NETWORK

     This section of the Annual Report to Shareholders contains a map of Australia (with a legend) showing the markets in which ARN has each of the following operating units:

     ARN headquarters in Sydney, Australia, A radio network based in Sydney and Ten radio stations in Sydney, Melbourne, Brisbane, Adelaide and Canberra, Australia.

NEW ZEALAND RADIO NETWORK

     This section of the Annual Report to Shareholders contains a map of New Zealand (with a legend) showing the markets in which NZRN has each of the following operating units: Fifty-two Community radio, ZM & Classic Rock Network, Classic Hits FM stations, and Newstalk ZB radio stations throughout New Zealand.

INVESTMENT HIGHLIGHTS

     This section of the Annual Report to Shareholders contains two graphs. The first graph shows the five-year cumulative return on Clear Channel's common stock. The year-end value of $1,000 invested in Clear Channel common stock on December 31, 1991 was $1,804, $5,090, $7,019, $12,206, and $19,986 at December
31, 1992, 1993, 1994, 1995 and 1996, respectively, which
represents a compound annual growth rate of approximately 82%.

     The second graph shows Clear Channel' stock price performance compared to the Paul Kagan Associates, Inc.
Broadcasting Average and the S&P 500 as indicated in the following table (indexed to December 31, 1991 = 1.000):

1996          1995          1994        1993      1992

Clear Channel Communications, Inc.
19.986      12.206         7.019        5.090     1.804

Paul Kagan Associates, Inc. Broadcast Average
 2.943        2.471         1.781       1.609     1.200

S&P 500
1.778        1.478          1.102       1.119     1.045



PRO FORMA DOMESTIC REVENUE BY MARKET

     This section of the Annual Report to Shareholders contains a pie chart showing the domestic markets in which Clear Channel operates and the percent of total pro forma broadcast revenue for the year ended December 31, 1996 that was generated in each market. The pro forma broadcast revenues for the year ended December 31, 1996 were calculated as if all of the radio and television stations acquired in 1996 had been acquired on January 1, 1996. The markets and their applicable percentages were as follows:

Albany              2.2%
Austin              2.2%
Cleveland           2.4%
Columbia            1.3%
El Paso             0.8%
Ft. Myers/Naples    0.7%
Grand Rapids        2.9%
Greensboro          2.8%
Harrisburg          2.4%
Houston             8.2%
Jacksonville        4.1%
Little Rock         3.4%
Louisville          4.8%
Memphis             8.3%
Miami/Ft. Lauderdale     3.5%
Milwaukee           0.7%
Minneapolis         5.7%
Mobile/Pensacola    2.8%
New Haven           1.5%
New Orleans         3.9%
Norfolk             1.9%
Oklahoma City       4.5%
Providence          7.5%
Raleigh             1.1%
Reading/Lancaster   1.6%
Richmond            4.3%
San Antonio         3.5%
Springfield, MA     1.0%
Tampa               3.8%
Tucson              0.1%
Tulsa               4.3%
Wichita             1.8%
                    ____
                    100.0%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF 1996 vs 1995

Consolidated

                    Net broadcasting revenue in 1996 increased
41% to $351,739,000 from $250,059,000. Station operating expenses in 1996 increased 44% to $198,332,000, compared to $137,504,000 for 1995. Station operating income before depreciation and amortization in 1996 increased to $153,407,000 from $112,555,000, or 36%. Depreciation and amortization increased 36% to $45,790,000 from $33,769,000. Interest expense increased to $30,080,000 from $20,751,000, or 45%. Other income (expense)
increased from $(803,000) to $2,230,000. Net income was $37,696,000 for 1996, compared to $32,014,000 in 1995. Income tax expense (based on income before equity in net income/loss of, and other income from, nonconsolidated affiliates) in 1996 was $28,386,000, reflecting an average annual effective tax rate of 40%, compared to $20,292,000, or a 41% effective rate in 1995. Equity in net income (loss) of, and other income from, nonconsolidated affiliates decreased to $(5,158,000) in 1996 from $2,489,000 in 1995.

                    The majority of the increase in net
broadcasting revenue was due to the additional revenue associated with the radio and television stations acquired in 1996 and the inclusion of a full year of operations for those stations acquired in 1995. These stations are as follows:

Acquisition Date  Network or Station       Location

1996 Acquisitions

February 14, 1996 WOOD-AM/FM, WBCT-FM      Grand Rapids, MI
May 15, 1996      US Radio, Inc.(USR)
                      KHEY-AM/FM, KPRR-FM  El Paso, TX
                      KJOJ-FM, KJOJ-AM(2)  Houston, TX
                      KMJX-FM, KDDK-FM     Little Rock, AR
                      WHRK-FM, WDIA-AM     Memphis, TN
                      WKKV-FM              Milwaukee, WI
                      WJCD-FM, WOWI-FM     Norfolk, VA
                      WQOK-FM, WZZU-FM(2)  Raleigh, NC
                      WRAW-AM, WRFY-FM     Reading, PA
May 31, 1996      WENZ-FM(3)               Cleveland,OH
June 1, 1996      WTVR-AM/FM               Richmond, VA
July 1, 1996      WPRI-TV                  Providence, RI
                  WNAC-TV(1)               Providence, RI
August 1, 1996    KEYI-FM (3), KFON-AM(3)  Austin, TX
August 1, 1996    Radio Equity
                  Partners, LP (REP)
                      WARQ-FM, WWDM-FM     Columbia, SC
                      WXRM-FM, WCKT-FM     Ft. Myers/Naples,FL
                      WSJS-AM, WTQR-FM,
                      WXRA-FM              Greensboro, NC
                      WNOE-FM, KLJZ-FM
                      (now KKND-FM)        New Orleans, LA
                      WHYN-AM/FM           Springfield, MA
                      KXXY-AM (now KEBC-AM),
                      KXXY-FM, KTST-FM     Oklahoma City, OK
October 1, 1996   WHKW-AM
                  (now WKJK-AM), WWKY-AM,
                  WTFX-FM                  Louisville, KY
                  WSVY-FM (2)(3)           Norfolk, VA
October 11, 1996  WCUZ-AM/FM               Grand Rapids, MI
November 27, 1996 WMYK-FM (2)(3)           Norfolk, VA
December 3, 1996  Radio Equity
                  Partners, LP (REP)
                  WRXQ-FM, WEGR-FM,
                  WREC-AM                  Memphis, TN
                  WWBB-FM, WWRX-FM         Providence, RI
December 16, 1996 KJMS-FM, KWAM-AM         Memphis, TN
                  1995 Acquisitions

January 1, 1995   KMJQ-FM                  Houston, TX
January 1, 1995   KPRC-AM (4), KSEV-AM(4)  Houston, TX
October 17, 1995  Voice of Southwest
                      Agriculture          San Angelo, TX
October 31, 1995  WHP-TV,
                  WLYH-TV(1)               Harrisburg, PA

(1) The Company operates this station under a local marketing agreement and does not own the FCC license.

(2) The Company did not acquire the license for this station but assumed the local marketing agreement (LMA) or joint sales agreement (JSA) as broker for this station upon acquisition of the former broker (either USR or REP, as the case may be),which originally executed such agreement. The Company subsequently closed the acquisition of this station and now owns the FCC license.

(3) The Company did not own the license for this station prior to this date, but did program the station under an LMA or participate in a JSA prior to this date. The results of operations of this station have been included in prior period(s). The Company acquired the license of this station on the date indicated, thus, no longer programs this station under an LMA or participates in a JSA.

(4) The Company acquired an 80% interest in this station.

                  Station operating expenses rose due to the increase in selling expenses associated with this revenue increase and the additional operating expenses associated with the above acquisitions. The major cause of the increase in depreciation and amortization was the acquisition of the tangible and intangible assets associated with the purchases of the above mentioned stations. The majority of the increase in interest expense was due to an increase in the average amount of debt outstanding, which was partially offset by a decrease in the average interest rate from 6.8% in 1995 to 6.3% in 1996. Income tax expense increased because of the increase in earnings.

                  The equity in net income (loss) of, and other income from, nonconsolidated affiliates resulted from: one, the Company's purchase in May 1995 of a 50% interest in the Australian Radio Network Pty Ltd. (ARN), which owns and operates radio stations and a radio representation company in Australia; two, the purchase in May 1995 of 21.4%, and the purchase in August 1996 of an additional 41.8%, of the outstanding common stock of Heftel Broadcasting Corporation (Heftel), a publicly-traded Spanish-language radio broadcaster in the United States; and three, the purchase in July 1996 of a 33.33% (one-third) interest in the New Zealand Radio Network (NZRN), which owns and operates 52 radio stations in New Zealand. The majority of the decrease in equity in net income (loss) of, and other income from, nonconsolidated affiliates was due to the Company's equity interest in certain employment contract payments, severance costs, and other write-offs totaling $44,731,000 related to Heftel's reorganization. All of these equity investments are included in results of operations for the Company's radio segment.

RADIO
                  Net broadcasting revenue in 1996 increased 51% to $217,189,000 from $144,244,000. Station operating expenses increased 45% to $126,628,000, compared to $87,531,000 for 1995.
Station operating income before depreciation and amortization in 1996 increased to $90,561,000 from $56,713,000, or 60%.
Depreciation and amortization increased 39% to $27,756,000 from $19,981,000. Station operating income increased 71% to $62,805,000 in 1996 from $36,732,000 in 1995.

                  The majority of the increase in net
broadcasting revenue, station operating income, station operating expenses and depreciation and amortization was due to the aforementioned radio and network acquisitions. At December 31, 1996, the radio segment included 91 stations for which the company owned the Federal Communications Commission (FCC) license and 15 stations operated under local marketing or time brokerage agreements, all of which operated in 26 different markets.

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

TELEVISION
                  Net broadcasting revenue in 1996 increased 27% to $134,550,000 from $105,815,000. Station operating expenses in 1996 increased 43% to $71,704,000 compared to $49,973,000 for
1995. Station operating income before depreciation and amortization in 1996 increased to $62,846,000 from $55,842,000, or 13%. Depreciation and amortization increased 31% to $18,034,000 from $13,788,000. Station operating income increased 7% to $44,812,000 in 1996 from $42,054,000 in 1995.

                  The majority of the increase in net
broadcasting revenue was due to the inclusion of the aforementioned television acquisitions in 1996 and 1995. Station operating expenses rose due to the increase in selling expenses associated with these revenue increases, the inclusion of the aforementioned television acquisitions in 1996 and 1995, and the start-up costs of the news departments at four television stations. The major cause of the increase in depreciation and amortization was the acquisition of tangible and intangible assets associated with the purchase of the aforementioned television stations. At December 31, 1996, the television segment included eleven television stations for which the Company owned the FCC license and seven stations which the Company operated under time sales or time brokerage agreements, all of which operated in eleven different markets.

                  With passage of the Act in February 1996, the restrictions on ownership of television stations include a national ownership limit of stations that reach no more that 35% of the total United States television audience and the limit of one license per market for any one broadcaster. This allows the Company greater opportunity to expand into additional markets in television broadcasting.

Comparison of 1995 vs. 1994
Consolidated

                  Net broadcasting revenue in 1995 increased 40% to $250,059,000 from $178,053,000 in 1994. Station operating expenses in 1995 increased 30% to $137,504,000 compared to $105,380,000 for 1994. Station operating income before depreciation and amortization in 1995 increased to $112,555,000 from $72,673,000, or 55%. Depreciation and amortization increased 37% to $33,769,000 in 1995 from $24,669,000 in 1994.
Interest expense increased to $20,751,000 from $7,669,000 or 171%. Net income was $32,014,000 in 1995 compared to $22,009,000 for 1994. Equity in net income of, and other income from, nonconsolidated affiliates was $2,489,000 in 1995. Income tax expense (based on income before equity in net income/loss of, and other income from, non- consolidated affiliates) in 1995 was $20,292,000, reflecting an annual effective rate of 41%, compared to $14,387,000, or a 40% effective rate in 1994.

                  The majority of the increase in net
broadcasting revenue was due to the additional revenue associated with radio and television stations acquired in 1995 and the inclusion of a full year of operations for those stations acquired in 1994. These stations are as follows:

Acquisition Date  Network or Station       Location

1995 Acquisitions

January 1, 1995   KMJQ-FM                  Houston, TX
January 1, 1995   KPRC-AM(2), KSEV-AM(2)   Houston, TX
October 17, 1995  Voice of
                  Southwest Agriculture    San Angelo, TX
October 31, 1995  WHP-TV,WLYH-TV(1)        Harrisburg, PA

1994 Acquisitions

January 14, 1994  KEBC-FM (now KNRX-FM)    Oklahoma City, OK
February 28, 1994 KLRT-TV, KASN-TV (1)     Little Rock, AR
March 9, 1994     WAXY-FM
                  (now WBGG-FM)            Miami, FL
August 15,1994    KBXX-FM                  Houston, TX

October 12, 1994  METROPLEX
                  COMMUNICATIONS, INC.     Miami, FL
                      WHYI-FM              Lauderdale, FL
                      WMTX-AM/FM           Tampa, FL
                      WERE-AM, WNCX-FM     Cleveland, OH
November 1, 1994  WENZ-FM (3)              Cleveland, OH
December 1, 1994  WXXA-TV                  Albany, NY

(1) The Company programs this station under a time sales or time brokerage agreement and does not own the FCC license.
(2)  The Company acquired an 80% interest in this station.
(3) The Company programmed this station under a local marketing agreement but subsequently closed the acquisition of this station and now owns the FCC license.

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

     The equity in net income of, and other income from, non-consolidated affiliates resulted from the Company's purchase of a 50% interest in the Australian Radio Network Pty Ltd (ARN), which owns and operates radio stations and a radio representation company in Australia and the purchase of 21.4% of the common stock of Heftel Broadcasting Corporation (Heftel), a Spanish-language radio broadcaster in the United States. Income tax expense was up due to the increase in earnings.

     Net income rose for the above stated reasons, but was partially offset by a $2,315,000, or 45%, increase in corporate related expenses warranted by the increase in current business activity.

RADIO
     Net broadcasting revenue in 1995 increased 50% to $144,244,000 from $95,863,000 in 1994. Station operating expenses increased 36% to $87,531,000 in 1995, compared to $64,149,000 for 1994. Station operating income before depreciation and amortization in 1995 increased to $56,713,000 from $31,714,000, or 79%. Depreciation and amortization increased 62% to $19,981,000 from $12,324,000. Station operating income increased from $19,390,000 in 1994 to $36,732,000 in 1995, or
89%.

     The majority of the increase in net broadcasting revenue, station operating expenses and depreciation and amortization was due to the aforementioned radio and network acquisitions. The increase in station operating income was primarily due to the inclusion of the operating results of the above stated acquisitions. At December 31, 1995 the radio segment included 36 stations for which the Company owned the Federal Communications Commission (FCC) license and seven stations programmed under local marketing or time brokerage agreements. These 43 stations operated in 12 different markets. The radio segment also operated five networks.

TELEVISION
     Net broadcasting revenue in 1995 increased 29% to $105,815,000 from $82,190,000. Station operating expenses in 1995 increased 21% to $49,973,000 compared to $41,232,000 for
1994. Station operating income before depreciation and amortization in 1995 increased to $55,842,000 from $40,958,000, or 36%. Depreciation and amortization increased 12% to $13,788,000 from $12,344,000. Station operating income increased to $42,054,000 from $28,614,000, or 47%.

     The majority of the increase in net broadcasting revenue was due to the increase in advertising revenue resulting from improved ratings at the majority of the television stations, the additional revenue associated with the television stations acquired in 1995, and the inclusion of a full year of operations for those stations acquired in 1994. Station operating expenses rose due to the increase in selling expenses associated with these revenue increases, the expenses associated with the start up of two news departments, and the operating expenses of the newly acquired stations. The major cause of the increase in depreciation and amortization was the acquisition of the tangible and intangible assets associated with the purchase of the aforementioned stations. At December 31, 1995, the television segment included ten television stations for which the Company owned the license and six stations which were operated under local marketing or time brokerage agreements. These 16 stations operated in ten different markets.

LIQUIDITY AND CAPITAL RESOURCES

     The major sources of capital for the Company historically have been cash flows from operations, advances on its revolving long-term line of credit facility (the credit facility), and funds provided by an initial common stock offering in 1984 and subsequent stock offerings in July 1991, October 1993 and June 1996. Historically, cash flows have exceeded earnings by a significant amount due to the high amortization and depreciation associated with the broadcasting industry.

     Effective August 1, 1996 the Company refinanced its credit facility, increasing the total funds available to $1.04 billion. The credit facility converts into a reducing revolving line of credit on the last business day of September 1999, with quarterly repayment of the outstanding principal balance to begin the last business day of December 1999 and continue during the subsequent five year period, with the entire balance to be repaid by the last business day of September 2004.

     During 1996, the Company used the credit facility to finance the purchase of broadcasting assets (radio and television stations) and an equity interest in the broadcasting operations of NZRN and an additional equity interest in ARN and Heftel. In addition to these acquisitions, the Company loaned $52,750,000 to third parties in order to facilitate the purchase of certain broadcasting assets. The loans have been recorded as notes receivable, while the interest income related to these loans is being recorded in other income. The Company received repayment of $40,000,000 in February 1997 and expects to receive payment of the remainder of these notes receivable during the first half of 1997. Advances on the credit facility related to such purchases of broadcasting assets, equity investments and loans totaled $718,575,000. The Company made principal payments on the credit facility totaling $326,400,000, including $287,400,000 which represents a portion of the proceeds from the Company's stock offering in June 1996.

     Based on the weighted average balance of debt outstanding under the line of credit for the year ended December 31, 1996, a 1% increase in interest rates would result in a net after tax charge to the Company's earnings of approximately $3,179,000. In addition, other notes payable amounting to $9,436,000 were outstanding at December 31, 1996. The Company also had $16,701,000 in unrestricted cash and cash equivalents at December 31, 1996.

     During the first quarter of 1997, the Company purchased the broadcasting assets of radio stations WQMF-FM in Louisville, Kentucky for approximately $13,500,000; WZZU-FM in Raleigh, North Carolina for approximately $7,500,000; KHOM-FM in New Orleans, Louisiana for approximately $6,854,000; and KJOJ-AM in Houston, Texas for approximately $984,000, using the credit facility and cash flows from operations to fund the acquisitions.

     After giving effect to transactions and paydowns subsequent to December 31, 1996, the Company had $705,825,000 outstanding under the credit facility, with $316,450,000 available for future borrowings. Interest rates on most of these borrowings adjust every 30 days.

     In January 1997, the Company announced that it entered into two separate definitive agreements to acquire WFSN-FM, WKII-AM and WOLZ-FM in Ft. Myers, Florida for approximately $11,000,000 and WMIL-FM and WOKY-AM in Milwaukee, Wisconsin for approximately $40,000,000. Both of these transactions are subject to federal regulatory approvals.

     In February 1997 the Company entered into a definitive agreement to purchase the stock of Eller Media Corporation (Eller), a privately-held corporation, subject to federal regulatory approvals, for total consideration of approximately $1.15 billion, consisting of a combination of approximately $750 million in cash and the issuance to Eller shareholders of approximately $400 million in the Company's common stock.

     The Company anticipates financing the cash portion of the Eller acquisition and the other pending acquisitions with its line of credit facility and is currently negotiating to expand its credit facility to $1.75 billion. The Company believes it will be successful in expanding the credit facility. After giving effect to transactions and paydowns subsequent to December 31, 1996 and these pending transactions, the Company would have $1,506,825,000 outstanding under this newly-expanded line of credit. With $9,575,000 unavailable due to guarantees and $8,150,000 unavailable due to letters of credit, the total amount available under this newly-expanded line of credit would be $225,450,000.

     The Company expects that cash flow from operations in 1997 will be sufficient to make all required interest and principal payments on long-term debt.

CAPITAL EXPENDITURES AND PROGRAM COMMITMENTS

     Capital expenditures of $19,723,000 during 1996 included $2,728,000 and $4,719,000 for land and buildings and broadcasting and other equipment, respectively, for the radio segment and $3,171,000 and $9,105,000 for land and buildings, and broadcasting and other equipment, respectively, for the television segment. The majority of the increase in capital outlays in 1996 was attributable to the start-up of news departments at four of the stations in the television segment and the purchase of land and buildings in the radio and television segments.

     Capital outlays are expected to increase very little in 1997, reflective only of the growth in the number of radio and television stations. As the operator of 18 television stations and various sports networks, the Company will continue to enter into programming commitments to purchase the broadcast rights to various feature films, syndicated shows, sports events and other programming. Total commitments for such programming at December 31, 1996 were $19,027,000. These commitments were not available for television or radio broadcast at December 31, 1996 but are expected to become available over the next few years, at which time the commitments will be recorded. Most commitments will then be payable over a period not exceeding five years.

     The Company anticipates paying for these program commitments and capital outlays with cash generated from operations. It anticipates funding any subsequent radio and television station acquisitions with the credit facility and cash flows generated from operations.

OTHER
Accounting Pronouncement

     On January 1, 1996, the Company adopted Statement of
Financial Accounting Standards No. 121, Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to Be
Disposed Of. The adoption of this new accounting standard did not have a material impact on the Company.

     The Company has elected to follow Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     For purposes of proforma disclosures required by Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, the estimated fair value of the options is amortized to expense over the options+ vesting period. The effect of this pro forma adjustment is not material to the financial statements.

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

/S/ LOWRY MAYS
Lowry Mays
Chairman/Chief Executive Officer

/S/ HERBERT W. HILL, JR.
Herbert W. Hill, Jr.
Senior Vice President/
Chief Accounting Officer

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

SHAREHOLDERS AND BOARD OF DIRECTORS
CLEAR CHANNEL COMMUNICATIONS, INC.

     We have audited the accompanying consolidated balance sheets of Clear Channel Communications, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Australian Radio Network Pty Ltd, a corporation in which the Company has a 50% interest, have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for the Australian Radio Network Pty Ltd, it is based solely on their report.

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

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clear Channel Communications, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/ ERNST & YOUNG, LLP
San Antonio, Texas
February 17, 1997, except for Note K, as to which the date is
February 25, 1997

CONSOLIDATED BALANCE SHEETS
ASSETS

December 31,
                                    1996           1995
Current Assets
Cash and cash equivalents    $16,700,752    $ 5,391,104

Accounts receivable, less
 allowance of $ 6,066,794
 in 1996 and $3,809,529
 in 1995                      79,182,580     52,920,450
Film rights - current         14,187,640     12,173,527
Income tax receivable          3,092,693             --
                             -----------      ---------
Total Current Assets         113,163,665     70,485,081
Property, Plant and
 Equipment Land               12,235,273      7,821,899
Buildings                     28,992,708     17,068,026
Transmitter and studio
 equipment
                             153,254,927    109,517,279
Furniture and other equipment 21,163,668     13,996,987
Leasehold improvements         5,322,365      4,560,289
Construction in progress       4,284,361      5,079,864
                             -----------      ---------
                             225,253,302    158,044,344
Less accumulated depreciation 77,415,597     58,159,152
                             -----------      ---------
                             147,837,705     99,885,192
Intangible Assets
Network affiliation
 agreements                   33,726,904     23,422,904
Licenses and goodwill        764,233,345    286,406,955
Covenants not-to-compete      22,991,932     22,871,932
Other intangible assets        8,711,977      5,816,987
                             -----------   ------------
                             829,664,158    338,518,778
Less accumulated amortization 78,645,708     52,192,327
                             -----------      ---------
                             751,018,450    286,326,451
Other
Notes receivable              52,750,000             --
Film rights                   13,436,589     15,968,502
Equity investments in, and
 advances to, nonconsolidated
 affiliates                  230,659,734     81,911,343
Other assets                  10,807,633      7,021,531
Other investments              5,037,310      1,412,704
                             -----------      ---------
Total Assets              $1,324,711,086   $563,010,804
                           =============    ===========

See Notes to Consolidated Financial Statements

LIABILITIES AND SHAREHOLDERS' EQUITY

                                           December 31,
                                    1996           1995

CURRENT  LIABILITIES

Accounts payable              $9,864,401     $5,314,716
Accrued interest               6,272,193        508,271
Accrued expenses               8,235,966     7,760,002
Income and other taxes               ---     5,906,580
Deferred income                1,300,000           ---
Current portion of long-term
 debt                          1,479,327     3,406,297
Current portion of film rights
 liability                    16,309,787     13,109,024
                               ---------      ---------
Total Current Liabilities     43,461,674    36,004,890
Long-Term Debt               725,131,618    334,163,729
Film Rights Liability         13,797,015     17,143,812
Deferred Income Taxes         11,283,303     5,552,835
Deferred Income               11,250,000            ---
Minority Interest              6,356,885      6,432,903

SHAREHOLDERS' EQUITY
Preferred Stock, par value $1.00
 per share, authorized 2,000,000
 shares, no shares issued and
 outstanding                         ---            ---
Common Stock, par value $.10 per share,
 authorized 100,000,000 shares, issued
 and outstanding 76,992,078 and 34,592,695
 shares in 1996 and 1995,
 respectively                  7,699,208      3,459,269
Additional paid-in capital   398,621,825     91,433,138
Retained earnings            106,054,793     68,359,190
Other                          1,225,763        632,036
Cost of shares (26,878 in 1996 and 13,439
 in 1995) held in treasury     (170,998)      (170,998)
                               ---------      ---------
   Total Shareholders' Equity513,430,591    163,712,635
                               ---------      ---------
   Total Liabilities And
    Shareholders' Equity  $1,324,711,086  $563,010,804
                            ============   ============
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF EARNINGS
                         Year Ended December 31,
                               1996         1995        1994
Gross broadcasting
 revenue               $398,094,474 $283,357,052$200,694,908
Less agency commission   46,355,620   33,297,672  22,642,326
                       ------------   ----------  ----------
 Net broadcasting
 revenue                351,738,854  250,059,380 178,052,582
Station operating
 expenses               198,331,650  137,504,473 105,380,066
Depreciation and
 amortization            45,789,764   33,768,882  24,668,540
                        -----------   ----------  ----------
Station operating
 income                 107,617,440   78,786,025  48,003,976
Corporate general and
 administrative expenses  8,527,310    7,414,457   5,099,834
                         ----------  ----------   ----------
Operating income         99,090,130   71,371,568  42,904,142
Interest expense         30,080,410   20,751,454   7,669,000
Other income (expense)
 -net                     2,230,025    (803,280)   1,161,456
                         ----------   ----------  ----------
Income before income
 taxes                   71,239,745   49,816,834 36,396,598
Income taxes             28,386,416   20,291,922  14,387,102
                         ----------   ----------  ----------
Income before equity in net income (loss)
 of, and other income from,
 nonconsolidated
 affiliates              42,853,329   29,524,912  22,009,496
Equity in net income (loss) of,
 and other income
 from, nonconsolidated
 affiliates             (5,157,726)    2,488,703          --
                        -----------   ----------  ----------
 Net income             $37,695,603 $ 32,013,615 $22,009,496
                         ==========  ===========  ==========


Net income per common
 share                         $.50         $.46        $.32
                           ========      =======    ========
Weighted average common
and common share
equivalents outstanding  74,648,777   70,200,796  69,325,812
                          =========   ==========  ==========

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

             Additional
     Common     paid-in     Retained              Treasury
      Stock     capital     earnings     Other       Stock       Total
Balances
 at
 January 1,
 1994
 $1,715,076 $84,635,233  $14,336,079         -($2,343,642) $98,342,746
Net income
 for year                 22,009,496                        22,009,496
Exercise
 of stock
 options
      1,168   2,805,735                           (27,440)   2,779,463
Issuance
 of 119,048
 shares
 of Common
 Stock to
 purchase a
 minority
interest      1,891,968                          1,609,532   3,501,500
Issuance
 of 117,975
 shares of
 Common Stock
 for a
 business
 acquisition
      6,797   3,202,203                            691,000   3,900,000
    -------   ---------   ----------  --------    --------  ----------
Balances at
 December
 31, 1994
  1,723,041  92,535,139   36,345,575        --    (70,550) 130,533,205

Net income
 for year                 32,013,615                        32,013,615
Exercise
 of stock
 options
      7,209     627,018                          (100,448)     533,779
Currency
 translation
 adjustment                                       $102,292     102,292
Unrealized
 holding
 gains on
 marketable
 securities                                        529,744     529,744
Stock
 split
  1,729,019 (1,729,019)                                             --
  ---------  ----------     --------   -------    --------  ----------
Balances at
 December
 31, 1995
  3,459,269  91,433,138   68,359,190   632,036   (170,998) 163,712,635

Net income
 for year                 37,695,603                        37,695,603
Exercise
 of stock
 options
      5,334     300,571                                        305,905
Proceeds
 from
 issuance
 of 3,850,000
 shares of
 Common
 Stock
    385,000 310,737,721                                    311,122,721
Currency
 translation
 adjustment                                      1,123,471   1,123,471
Reversal
 of unrealized
 holding
 gains on
 marketable
 securities                                      (529,744)   (529,744)
Stock
 split
  3,849,605 (3,849,605)                                            ---
  --------- -----------  -----------  --------   --------- -----------
Balances at
 December
 31, 1996
 $7,699,208$398,621,825 $106,054,793$1,225,763  ($170,998)$513,430,591
 ====================== ======================  ======================

See Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     Year Ended December 31,
                          1996           1995           1994

Net Cash Flows
 Provided By
 Operating
 Activities       $107,603,742    $64,330,005    $41,131,501

Cash Flows From Investing Activities:

Decrease (increase)
 in restricted cash         --     38,500,000   (38,500,000)
 (Increase) in notes
 receivable       (52,750,000)              -              -
(Increase) in equity
 investments in,
 and advances to,
 nonconsolidated
 affiliates-net  (163,294,851)   (81,279,307)              -
Purchases of
 property, plant
 and equipment    (19,723,031)   (15,109,896)    (5,747,166)
Proceeds from
 disposal of
 property, plant
 and equipment          15,508         33,053        130,047
Proceeds from
 disposal of
 broadcasting
 assets                    ---        350,000      2,025,000
Acquisition of
 broadcasting
 assets          (550,629,549)  (105,135,886)  (127,427,369)
Purchase of minority
 interest                  ---            ---    (4,000,000)
(Increase) decrease
 in other investments(3,624,606)    4,149,136    (4,135,718)
(Increase) in other
 intangible assets (2,894,990)    (1,870,183)    (1,160,990)
(Increase) decrease
 in other-net      (3,862,120)        691,503    (1,094,531)
                   -----------    -----------   ------------
Net cash (used in)
 investing activities  (796,763,639)(159,671,580)(179,910,727)

Cash Flows From Financing Activities:

Proceeds of long-
 term debt         718,575,000    162,600,000    165,100,000
Payments on
 long-term debt  (326,400,000)   (64,800,000)   (25,800,000)
Payments of current
 maturities        (3,134,081)    (4,418,695)    (1,999,492)
Exercise of stock
 options               305,905        533,779      2,779,463
Proceeds from
 issuance
 of common stock   311,122,721            ---            ---
                   -----------     ----------    -----------
Net cash provided
 by financing
 activities        700,469,545     93,915,084    140,079,971
                   -----------     ----------    -----------
Net increase
(decrease)
 in cash            11,309,648    (1,426,491)      1,300,745
Cash at beginning
 of year
                     5,391,104      6,817,595      5,516,850
                     ---------      ---------     ----------
Cash at end of year$16,700,752     $5,391,104     $6,817,595
                   ===========     ==========     ==========

See Notes to Consolidated Financial Statements


SCHEDULE RECONCILING EARNINGS TO NET CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES

                                     Year Ended December 31,
                       1996              1995           1994

Net Income       37,695,603        32,013,615     22,009,496

Reconciling Items
Depreciation     19,336,390        15,379,826     12,639,104
Amortization
 of intangibles  26,453,374        18,389,056     12,029,436
Deferred taxes    5,730,468         2,953,612        188,059
Amortization of
 film rights     15,038,223        11,262,835      9,857,530
Payments on
 film
 liabilities   (14,627,200)      (10,353,200)   (10,037,749)
Recognition of
 deferred income  (810,000)                 -              -
(Gain) loss
 on disposal
 of assets         (41,402)           404,994      (598,863)
Equity in net
 loss of nonconsol-
 idated affiliates7,933,364                 -              -
Dividends received
 from nonconsol-
 idated affiliates7,206,823                 -              -

Changes in operating assets and liabilities:
(Increase) accounts
 receivable    (10,606,199)      (11,544,653)    (8,408,540)
Increase deferred
 income          13,360,000                 -              -
Increase (decrease)
 accounts payable 4,489,685         (372,119)      1,151,467
Increase (decrease)
 accrued interest 5,763,922         (233,219)        485,721
Increase (decrease)
 accrued expenses (320,036)         3,831,264      (221,855)
Increase (decrease)
 income and other
 taxes payable  (8,999,273)         2,597,994      2,037,695
                  ---------        ----------     ----------
Net cash flows
 provided by
 operating
 activities    $107,603,742       $64,330,005    $41,131,501
                ===========        ==========     ==========

See Notes to Consolidated Financial Statements


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiaries, substantially all of which are wholly-owned. Significant intercompany accounts have been eliminated in consolidation. Investments in nonconsolidated affiliates are accounted for under the equity method of accounting. Certain amounts in prior years have been reclassified to conform to the 1996 presentation.

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

Intangible Assets:

Intangible assets are stated at cost and are being amortized by the straight-line method. For the years prior to 1993, excess cost over the fair value of net assets acquired (goodwill) and certain licenses were amortized between 25 and 40 years. All goodwill and licenses acquired subsequent to 1992 are being amortized over 25 years. Amortization of goodwill and licenses was $19,719,763, $9,918,585 and $4,481,660 in 1996,
1995 and 1994, respectively.

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

Foreign Currency Gains and Losses:

Foreign currency translation adjustments, which result from the translation of financial statement information into U.S. dollars for the Company's investments in Australian Radio Network Pty Ltd. (ARN) and New Zealand Radio Network (NZRN), are accounted for as a separate component of shareholders' equity. Transaction gains or losses between the Company and ARN and NZRN are recorded as income or expense as incurred. See Note I for further discussion of the Company's equity investments in ARN and NZRN.

Net translation gains resulting from the translation of ARN and NZRN financial statement information from Australian dollars and New Zealand dollars, respectively, to U.S. dollars in the reconciliation of Australian and New Zealand accounting principles to accounting principles generally accepted in the United States (U.S. GAAP) amounted to $1,123 ,471 in 1996 and $102,292 in 1995. Net transaction gains amounted to $362,030 in 1996 and $101,319 in 1995.

Stock Based Compensation:

Effective January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation and elected to continue to use the intrinsic value method in accounting for its stock based employee compensation plan.

Long-Lived Assets:

Effective January 1, 1996 the Company adopted Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Impairment losses are recognized when indicators of impairment are present and the estimated future undiscounted cash flows are not sufficient to recover the assets' carrying value or estimated fair value, less costs to sell. The effect of adopting this Statement was not material to the consolidated financial statements.

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

NOTE B - LONG-TERM DEBT
Long-term debt at December 31, 1996 and 1995 consisted of the following:
                                                December 31,
                                         1996           1995
Revolving long-term line of credit
facility payable to banks, three years
interest only through September
1999 payable quarterly, rate based
upon prime, LIBOR or Fed funds
rate at the Company's discretion
(5.9% at December 31, 1996),
principal to be paid in
full by September 2004, $322,825,000
remains un-drawn (1)             $717,175,000   $325,000,000
Other long-term debt                9,435,945     12,570,026
                                 ------------   ------------
                                  726,610,945    337,570,026
Less: current portion               1,479,327      3,406.297
                                 ------------   ------------
Total long-term debt             $725,131,618   $334,163,729
                                 ============  ============

(1) Principal repayment on the credit facility begins the last business day of December 1999 and continues quarterly through the last business day of September 2004, when the commitment must be paid in full. Of the $322,825,000 undrawn, $9,575,000 is unavailable due to a guarantee as described in Note I while $8,150,000 is unavailable due to letters of credit. This leaves $305,100,000 available at December 31, 1996 for future borrowings under the credit facility.

     The Company's current line of credit facility with banks contains certain covenants which restrict, among other matters, the payment of cash dividends and pledging of assets.

Future maturities of long-term debt at December 31, 1996 are as follows:

1997                     $1,479,327
1998                      1,477,280
1999                     24,008,713
2000                     81,082,188
2001                    125,505,625
2002 and thereafter     493,057,812
                         ----------
                       $726,610,945
                         ==========

Interest paid in 1996, 1995 and 1994 amounted to $24,316,488, $20,984,673 and $7,183,279, respectively.

NOTE C - COMMITMENTS

     The Company leases office space and certain broadcasting facilities and equipment under long-term operating leases. Some of the lease agreements contain renewal options and annual rental escalation clauses (generally tied to the consumer price index or a maximum of 5%), as well as provisions for the payment of utilities and maintenance by the Company. As of December 31, 1996, the Company's future minimum rental commitments, under noncancelable lease agreements with terms in excess of one year, consist of the following:


1997                     $4,457,032
1998                      3,965,511
1999                      3,174,907
2000                      2,482,172
2001                      1,832,649
2002 and thereafter       8,313,543
                         ----------
                        $24,225,814
                         ==========

     Rent expense charged to operations for 1996, 1995 and 1994 was $5,298,894, $4,510,413 and $3,272,870, respectively.

     The Company's film rights commitments and related film assets are recorded on the earliest date the rights are available for telecast. At December 31, 1996, the future payments on these film rights liabilities are as follows:

1997                    $16,309,787
1998                      8,254,674
1999                      4,823,603
2000                        712,377
2001                          6,361
2002 and thereafter               -
                         ----------
                        $30,106,802
                         ==========

     Commitments for additional film license agreements in the amount of $17,467,855 have been executed. However, they are not included in the amounts above because the programs were not available for telecast as of December 31, 1996. In addition, commitments for sports rights have been executed in the amount of $1,559,634 for future radio and television broadcast of sporting events.

NOTE D - STOCK SPLITS  AND DIVIDENDS
     In October 1996 and 1995, the Board of Directors authorized two-for-one stock splits distributed on December 2, 1996 and November 30, 1995, respectively, to stockholders of record on November 13, 1996 and November 15, 1995, respectively.

     In February 1994, the Board of Directors authorized a five-for-four stock split in the form of 25 percent stock dividend distributed on February 22, 1994 to stockholders of record on February 15, 1994.

     A total of 38,496,039; 17,290,188 and 6,860,300  shares, respectively, were issued in connection with the 1996, 1995 and 1994 stock splits. Fractional shares were paid in cash based on the closing price on the record date. All share, per share, stock price and stock option amounts shown in the financial statements (except the balance sheet and statement of changes in shareholders' equity) and related footnotes have been restated to reflect the stock splits.

NOTE E - BUSINESS ACQUISITIONS AND DISPOSITIONS
     During 1996, 1995 and 1994, the Company acquired substantially all the broadcasting assets of the following radio stations, television stations and news and agricultural networks, which were all principally funded by borrowings under the credit facility.

Acquisition Date      Network or Station    Location

1996 Acquisitions

February 14, 1996     WOOD-AM/FM, WBCT-FM   Grand Rapids, MI
May 15, 1996          US Radio, Inc. (USR)
                      KHEY-AM/FM, KPRR-FM   El Paso, TX
                      KJOJ-FM, KJOJ-AM (4)  Houston, TX
                      KMJX-FM, KDDK-FM      Little Rock, AR
                      WHRK-FM, WDIA-AM      Memphis, TN
                      WKKV-FM               Milwaukee, WI
                      WJCD-FM, WOWI-FM      Norfolk, VA
                      WQOK-FM, WZZU-FM (4)  Raleigh, NC
                      WRAW-AM, WRFY-FM      Reading, PA
May 31, 1996          WENZ-FM (5)           Cleveland, OH
June 1, 1996          WTVR-AM/FM            Richmond, VA
July 1, 1996          WPRI-TV               Providence, RI
                      WNAC-TV (3)           Providence, RI
August 1, 1996        KEYI-FM (5),
                      KFON-AM (5)           Austin, TX
August 1, 1996        Radio Equity
                      Partners, LP (REP)
                      WARQ-FM, WWDM-FM      Columbia, SC
                      WXRM-FM, WCKT-FM      Ft. Myers/Naples, FL
                      WSJS-AM, WTQR-FM,
                      WXRA-FM               Greensboro, NC
                      WNOE-FM,  KLJZ-FM
                      (now KKND-FM)         New Orleans, LA
                      WHYN-AM/FM            Springfield, MA
                      KXXY-AM (now KEBC-AM)
                      KXXY-FM, KTST-FM      Oklahoma City, OK
October 1, 1996       WHKW-AM
                      (now WKJK-AM),WWKY-AM,
                      WTFX-FM               Louisville, KY
                      WSVY-FM (4) (5)       Norfolk, VA
October 11, 1996      WCUZ-AM/FM            Grand Rapids, MI
November 27, 1996     WMYK-FM (4) (5)       Norfolk, VA
December 3, 1996      Radio Equity
                      Partners, LP (REP)
                      WRXQ-FM, WEGR-FM,
                      WREC-AM               Memphis, TN
                      WWBB-FM, WWRX-FM      Providence, RI
December 16, 1996     KJMS-FM, KWAM-AM      Memphis, TN

1995 Acquisitions

January 1, 1995       KMJQ-FM               Houston, TX
January 1, 1995       KPRC-AM (2)/
                      KSEV-AM (2)           Houston, TX
October 17, 1995      Voice of
                      Southwest Agriculture   San Angelo, TX
October 31, 1995      WHP-TV,
                      WLYH-TV (3)           Harrisburg, PA
1994 Acquisitions

January 14, 1994      KEBC-FM
                      (now KNRX-FM)         Oklahoma City, OK
February 28, 1994     KLRT-TV/KASN-TV(3)    Little Rock, AR
March 9, 1994         WAXY-FM
                      (now WBGG-FM)         Miami, FL
August 15, 1994       KBXX-FM               Houston, TX
October 12, 1994      Metroplex
                      Communications, Inc. (1)
                      WHYI-FM               Miami, FL
                      WMTX-AM/FM            Tampa, FL
                      WERE-AM,
                      WNCX-FM               Cleveland, OH
November 1, 1994      WENZ-FM               Cleveland, OH
December 1, 1994      WXXA-TV               Albany, NY

(1) The Company issued 135,950 shares of Common Stock and released 100,000 shares of treasury stock in conjunction with this purchase.

(2) The Company acquired an 80% interest in this station.

(3) The Company programs this station under a local marketing agreement or joint sales agreement and does not own the FCC license.

(4) The Company did not acquire the license for this station but assumed the local marketing agreement (LMA) or joint sales agreement (JSA) as broker for this station upon acquisition from the former broker (either USR or REP), which originally executed such agreement. The Company subsequently closed the acquisition of this station and now owns the applicable license.

(5) The Company did not own the license for this station prior to this date, but did program the station under an LMA or JSA prior to this date. The results of operations of this station have been included in prior period(s). The Company acquired the license of this station on the date indicated, thus, no longer programs this station under an LMA or JSA.

     The following is a summary of the assets acquired and the consideration given for the above stated acquisitions:

                          1996           1995           1994
Property, plant
 and equipment     $47,579,227    $15,012,828    $26,385,571
Accounts
 receivable         15,655,931      3,095,279      5,334,476
Licenses,
 goodwill
 and other
 assets            488,250,391     93,716,385    113,444,182

Total assets
acquired           551,485,549    111,824,492    145,164,229
Less:
Seller
 financing                   -    (1,400,000)              -
Liabilities
 assumed             (856,000)    (5,288,606)   (13,836,860)
Common Stock
 issued                    ---            ---    (3,900,000)
                  ------------     ----------    -----------
Cash paid on
acquisitions      $550,629,549   $105,135,886   $127,427,369
                  ============    ===========    ===========

    The results of operations for 1996, 1995, and 1994 include the operations of each station from the respective date of acquisition. Assuming each of the acquisitions had occurred at January 1, 1994, unaudited pro forma consolidated results of operations would have been as follows:

Pro Forma (Unaudited)
Year Ended December 31,
in thousands (except per share amounts)
                          1996           1995           1994
Net broadcasting
 revenue             $410,318       $365,293        $325,521
Net income           $ 45,636        $ 50,055       $ 26,182
Net income
per share             $    .61       $    .71       $    .38

     The pro forma information above is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had each of the stations been acquired at the beginning of 1994, nor is it indicative of future results of operations.

     The Company did not sell any radio or television stations during 1996. In January 1995, the Company sold KYOK-AM in Houston, TX and KHYS-FM in Port Arthur, TX and KALO-AM in Beaumont/Port Arthur, TX for $2,475,000, $5,000,000 and $450,000, respectively, to a third party, of which $350,000 was in cash and the remainder in notes receivable. Of the resulting gain, approximately $324,000 is included in other income, and the remaining $5,014,000 is deferred. The net assets and operations of these stations were not significant.

     During 1994, the Company sold substantially all the broadcasting assets of four radio stations. KEYN-FM and KQAM-AM in Wichita, KS were sold for $2,000,000 to a third party, while KORA-FM and KTAM-AM,in Bryan/College Station, TX, were sold to a former employee for $25,000 in cash and $2,200,000 in notes receivable. These transactions resulted in a net gain of approximately $700,000 which is included in other income. Net assets and operations of these four radio stations were not significant.

NOTE F - INCOME TAXES
Significant components of the provision for income taxes are as follows:
                        1996             1995           1994
Current - federal  $22,213,972    $16,084,974  $ 12,068,573
Deferred             5,730,468      2,953,612       188,059
State                2,158,976      1,691,824     2,130,470
                   -----------     ----------   ------------
Total              $30,103,416    $20,730,410   $14,387,102
                   ===========     ==========   ============

     Included in current-federal is $1,717,000 and $438,488 for 1996 and 1995, respectively, related to taxes on other income from nonconsolidated affiliates, which has been included as a reduction in equity in net income
(loss) of, and other income from, nonconsolidated affiliates. The remaining $28,386,416 and $20,291,922 for 1996 and 1995, respectively, have been reflected as income tax expense.

     Significant components of the Company's deferred tax liabilities and assets as of December 31, 1996 and 1995 are as follows:

                                    1996                1995
Deferred tax liabilities:
Tax over book depreciation    $7,409,317          $6,658,528
Tax over book amortization     4,867,887                   -
Film amortization                808,877             778,366
Basis reduction of acquired
 assets                          413,246             558,000
Other                                  -             326,600
                              ----------          ----------
Total deferred tax
 liabilities                  13,499,327           8,321,494

Deferred tax assets:
Gain on sale of assets           374,354             360,895
Book over tax amortization             -           2,270,963
NOL carryforwards              1,580,419                   -
Other                            261,251             136,801
                              ----------          ----------
Total deferred tax assets      2,216,024           2,768,659
                              ----------           ---------
Net deferred tax liabilities $11,283,303          $5,552,835
                              ==========          ==========

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:
                       1996               1995              1994
              AmountPercent     Amount Percent     AmountPercent

Income tax
 expense at
 statutory
 rates
         $26,650,911    35%$18,460,409     35%$12,738,809    35%

State income
 taxes, net
 of federal
 tax
 benefit   1,403,334     2%  1,099,686      2%  1,384,806     4%

Amortization
 of
 goodwill  1,493,025     2%  1,543,250      4%    461,261     1%
Other,
 net         556,141     1%  (372,935)          (197,774)
             -------     --  ---------      --  ---------     --
         $30,103,416    40%$20,730,410     41%$14,387,102    40%
            ========    ==============    ===============     ==

Income taxes paid in 1996, 1995 and 1994 amounted to $35,668,689, $18,132,416, and $13,107,514, respectively.

     The Company acquired certain net operating loss carryforwards in conjunction with its purchase of KLRT/KASN-TV, Metroplex Communications, Inc. and US Radio, Inc. At December 31, 1996, the remaining carryforward relating to US Radio amounted to $4,515,482 which expires completely in the year 2010. The Company had no remaining net operating loss carryforwards related to KLRT/KASN-TV and Metroplex Communications.

NOTE G - STOCK OPTIONS
     The Company has granted options to purchase its common stock to employees and directors of the Company and its affiliates under various stock option plans at no less than the fair market value of the underlying stock on the date of grant. These options are granted for a term not exceeding ten years and are forfeited in the event the employee or director terminates his or her employment or relationship with the Company or one of its affiliates. All option plans contain anti-dilutive provisions that require the adjustment of the number of shares of the Company common stock represented by each option for any stock splits or dividends.

     The following table presents a summary of the Company's stock options outstanding at and stock option activity during the years ended December 31, 1996, 1995 and 1994.

                                                    Weighted
                                                     Average
                                                    Exercise
                                Options                Price
Options outstanding at
 January 1, 1996               1,528,204               $6.00
Options granted                  232,756               28.00
Options exercised              (106,688)                3.00
Options forfeited               (16,000)               34.00
                               ---------
Options outstanding
 at December 31, 1996 (1)      1,638,272                9.00
                               =========

Weighted average fair value
 of options
 granted during 1996                                   12.00

Options outstanding
at January 1, 1995             1,657,009                5.00
Options granted                  194,774               14.00
Options exercised              (263,754)                2.00
Options forfeited               (59,825)                8.00
                               ---------
Options outstanding
 at December 31, 1995          1,528,204                6.00
                               =========

Weighted average fair value
 of options granted during 1995                         6.00

Options outstanding
 at January 1, 1994            1,268,571                4.00
Options granted                  473,140                8.00
Options exercised               (45,480)                2.00
Options forfeited               (39,222)                3.00
                               ---------
Options outstanding
 at December 31, 1994          1,657,009                5.00
                               =========

(1) Vesting dates range from February 1994 to December 2001, and expiration dates range from February 1997 to February 2004 at exercise prices ranging from $1.94 to $42.88. There were 2,163,618 shares available for future grants under the various option plans at December 31, 1996.

Pro forma net income and earnings per share, assuming that the Company had accounted for its employee stock options using the fair value method and amortized such to expense over the options' vesting period, would not be materially different from those reported.
The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.0% and 6.0%; a dividend yield of 0% and 0%; volatility factors of the expected market price of the Company's common stock of 34% and 34%, and a weighted-average expected life of the option of six years and six years.

In February 1991, Clear Channel Television (CCTV), a wholly owned subsidiary of the Company, adopted the 1991 Non-Qualified Stock Option Plan which authorized the granting of options to purchase 50,000 shares of CCTV Common Stock. In February 1993, CCTV elected to discontinue the granting of options under this plan. At December 31, 1996, there were 9,500 options outstanding under this plan, with an exercise date of January 1, 1999.

In addition, in January 1994, an officer of CCTV exercised his option to purchase 100,000 shares of CCTV's Common Stock at $1.00 per share. In July 1994, the Board of Directors authorized the Company to purchase the 100,000 CCTV shares from said officer. As consideration, the Company paid $4,000,000 in cash and issued 476,192 shares (adjusted for the Company's 1996 and 1995 two-for-one stock splits) of the Company's Common Stock out of Treasury. The Company recorded this transaction as an acquisition (and elimination) of the minority interest in CCTV, with the resulting excess cost allocated to goodwill.

NOTE H - EMPLOYEE BENEFIT PLANS

Effective March 1, 1987, the Company adopted the Clear Channel Communications, Inc. 401(K) Savings Plan for the purpose of providing retirement benefits for substantially all employees. Contributions to the Plan are made both by the employees and the Company. The Company matches 35% of the first 5% of an employee's deferred compensation to a maximum of $9,500 in 1996. Company matched contributions vest to the employees based upon their years of service to the Company. Contributions to this Plan of $653,082, $461,038 and $398,369 were charged to expense for 1996, 1995 and
1994, respectively. The Company does not offer or provide post-retirement health care benefits to any of its employees.

NOTE I - INVESTMENTS

Heftel Broadcasting Corporation

     On May 24, 1995, the Company purchased 21.4% of the outstanding common stock of Heftel Broadcasting Corporation (Heftel) a Spanish-language radio broadcaster in the United States. On August 5, 1996, the Company purchased an additional 41.8% of the outstanding common stock of Heftel in a combined transaction involving a purchase of shares of Heftel held by officers and directors of Heftel and a tender offer for shares of Heftel held publicly. After the stock purchase and tender offer, the Company temporarily held approximately 63.2% of the outstanding common stock of Heftel.

     In February 1997, the Company sold 350,000 shares of Heftel common stock it owned as a selling shareholder in a secondary stock offering in which Heftel sold an additional 4,830,000 shares of its common stock. Also, Heftel issued another 5,559,491 shares of its common stock in connection with its merger with Tichenor Media System, Inc. (Tichenor), another Spanish-language radio broadcaster with stations in major Hispanic markets in the United States. The combination of the Company's stock purchase and tender offer, Heftel's secondary stock offering and the Company's sale of 350,000 shares of Heftel common stock, and Heftel's merger with Tichenor reduced the Company's interest in Heftel to 32.3% of the total number of shares of Heftel's common stock outstanding.

Australian Radio Network

     On May 11, 1995, the Company purchased a 50% interest in ARN, an Australian company which owns and operates radio stations and a radio representation company in Australia.

     In 1996, Clear Channel invested additional capital in ARN so that ARN could purchase the broadcasting assets of two radio stations in Adelaide, Australia.

New Zealand Radio Network

     In July 1996 the Company purchased a one-third interest in NZRN, which purchased all of the stock of Radio New Zealand Commercial, formerly a government-owned company consisting of 52 radio stations throughout New Zealand.

      The following table presents a rollforward of the Company's investments in and advances to ARN, NZRN and Heftel.

                    ARN          NZRN        Heftel         Total
At December
 31, 1995   $61,397,305           ---   $20,514,038   $81,911,343
Acquisition
of 1/3 of
 NZRN               ---   $31,254,258           ---    31,254,258
Additional
 investment
 during the
 period      12,984,104           ---   119,056,489   132,040,593
Dividends
 and other
returns
 of investment
 received   (7,206,823)           ---           ---   (7,206,823)
Equity in net
 income
 (loss) of
nonconsol-
 idated
 affiliates   5,473,583   (1,861,119)   (8,962,072)   (5,349,608)
Amortization
 of excess
 cost, included
 in equity
 in net income      ---           ---   (2,583,756)   (2,583,756)
Foreign
 currency
 translation
 gains        1,123,471            --           ---     1,123,471
Unrealized
 gains on
 marketable
 securities   (529,744)           ---           ---     (529,744)
             ----------     ---------    ----------    ----------
At December
 31, 1996   $73,241,896   $29,393,139  $128,024,699  $230,659,734
            ===========   ===========   ===========    ==========

    All three of these investments are not consolidated, but are accounted for under the equity method of accounting, whereby the Company records its investments in these entities in the balance sheet as -Equity investments in, and advances to, nonconsolidated affiliates. The Company's interests in the net income or loss of and the other income, net of taxes, derived from each of Heftel, ARN and NZRN is reflected in the income statement as Equity in net income (loss) of, and other income from, nonconsolidated affiliates. Other income derived from nonconsolidated affiliates consists of interest and management fees which aggregated $4,493,000 in 1996 and $1,401,000 in 1995, less applicable income taxes of $1,717,000 in 1996 and $438,000 in 1995.
ARN in Australian GAAP
NZRN in New Zealand GAAP

    The following table presents selected financial information for ARN and NZRN for the year ended December 31, 1996. For convenience purposes only, data for ARN and NZRN have been translated from Australian dollars and New Zealand dollars, respectively, to U.S. dollars at the applicable December 31, 1996 exchange rates.

Balance sheet information at December 31, 1996:

                                ARN          NZRN
Current assets          $15,675,000   $15,620,000
Noncurrent assets       230,486,000   106,094,000
Current liabilities      23,993,000    15,178,000
Noncurrent liabilities  130,628,000   104,524,000
Shareholders' equity     91,540,000     2,012,000

Income statement information for period the investment was held in 1996:
Net broadcasting revenues    $74,310,000    $24,966,000
Station operating expenses    52,360,000     21,677,000
Net income                    15,480,000    (2,228,000)

The Company's equity in net income of ARN and NZRN, which is based on U.S. GAAP, is not directly comparable to the net income reported above by ARN and NZRN. The most significant difference involves the charge against results of operations for the amortization of radio licenses under U.S. GAAP, which is not recorded under Australian or New Zealand GAAP. The Company's share of such amortization for its investment in ARN was $2,581,000 for the year ended December 31, 1996, and the Company's share of such amortization for its investment in NZRN for the period this investment was held in 1996 was $598,000.

Other Investments

In addition, during 1996 and 1995, the Company provided approximately $52,750,000 and $10,075,000, respectively, in financing to third parties, which was used to effect the acquisition of radio and television broadcasting operations. The financing provided in 1996 was in the form of loans secured by the assets of certain radio stations and the financing provided in 1995 was in the form of a guarantee of debt of $9,575,000 and a $500,000 cash advance secured by an option to purchase the broadcasting assets of a certain television station at a nominal amount. The Company is accounting for the 1995 transactions in a manner similar to the equity method, the effect of which was not significant for the years ended December 31, 1996 and 1995. The $52,750,000 in loans are accounted for as notes receivable as of December 31, 1996, with the related interest income recorded in other income. In February 1997 the Company received repayment of $40,000,000 of the notes receivable.

NOTE J - CONTINGENCIES

From time to time, claims are made and lawsuits are filed against the Company, arising out of the ordinary business of the Company. In the opinion of the Company's management, liabilities, if any, arising from these actions are either covered by insurance or adequate reserves, or would not have a material adverse effect on the financial condition or operations of the Company.

NOTE K - SUBSEQUENT EVENTS

In January 1997 the Company closed its acquisitions of the following stations: WQMF-FM in Louisville, Kentucky for approximately $13,500,000 and WZZU-FM in Raleigh, North Carolina for approximately $7,500,000. Also in January 1997, the Company announced that it entered into two separate definitive agreements to acquire WFSN-FM, WKII-AM and WOLZ-FM in Ft. Myers, Florida for approximately $11,000,000 and WMIL-FM and WOKY-AM in Milwaukee, Wisconsin for approximately $40,000,000. Both of these transactions are subject to federal regulatory approvals.

In February 1997 the Company closed its acquisition of KHOM-FM in New Orleans, Louisiana for approximately $6,854,000 and KJOJ-AM in Houston, Texas for approximately $984,000. The Company financed all of these acquisitions subsequent to December 31, 1996 with its line of credit and cash flows from operations.

In February 1997 the Company entered into a definitive agreement to purchase the stock of Eller Media Corporation (Eller), a privately-held corporation, for total consideration of approximately $1.15 billion, consisting of approximately $750 million in cash and the issuance to Eller shareholders of approximately $400 million in the Company's common stock. This acquisition is subject to federal regulatory approvals and is expected to close within the next six months.

NOTE L - SEGMENT DATA
The Company consists of two principal business segments - radio broadcasting and television broadcasting. At December 31, 1996, the radio segment included 91 stations for which the Company owned the FCC license and 15 stations operated under local marketing or time brokerage agreements. These 106 stations operate in 26 different markets. The radio segment also operates five networks and includes the Company's equity investments (see Note I).

At December 31, 1996, the television segment included eleven television stations for which the Company is the licensee and seven stations which are operated under local marketing or time brokerage agreements. These 18 stations operate in 11 different markets. Substantially all revenues represent income from unaffiliated companies.


                          1996           1995           1994
RADIO
Net broadcasting
 revenue          $217,189,250   $144,244,066    $95,862,834
Station operating
 expenses          126,627,982     87,530,942     64,148,412
Depreciation         8,916,495      6,973,801      5,664,700
Amortization of
 intangibles         8,839,820     13,007,026      6,659,726
                     ---------    -----------    -----------
Station operating
 income             62,804,953     36,732,297      9,389,996
                    ==========     ==========    ===========
Total identifiable
 assets          1,079,853,088    340,684,912    244,296,718
                 =============    ===========    ===========
Capital
 expenditures        7,446,872      5,242,553      1,888,787
                 =============    ===========    ===========

TELEVISION
Net broadcasting
 revenue           134,549,604    105,815,314     82,189,748
Station operating
 expenses           71,703,668     49,973,531     41,231,654
Depreciation         10,419,89      8,406,025      6,974,404
Amortization of
 intangibles         7,613,554      5,382,030      5,369,710
                   -----------    -----------    -----------
Station operating
 income             44,812,487     42,053,728     28,613,980
                   ===========    ===========    ===========
Total identifiable
 assets            244,857,998    222,325,892    167,297,307
                   ===========    ===========    ===========
Capital
 expenditures       12,276,159      9,867,343      3,858,379
                   ===========    ===========    ===========

CONSOLIDATED
Net broadcasting
 revenue           351,738,854    250,059,380    178,052,582
Station operating
 expenses          198,331,650    137,504,473    105,380,066
Depreciation
                    19,336,390     15,379,826     12,639,104
Amortization of
 intangibles        26,453,374     18,389,056     12,029,436
                  ------------   ------------    -----------
Station operating
 income            107,617,440     78,786,025     48,003,976
                   ===========   ============   ============
Total identifiable
 assets          1,324,711,086    563,010,804    411,594,025
                 =============   ============   ============
Capital
 expenditures       19,723,031     15,109,896      5,747,166
                 =============   ============   ============

NOTE M - QUARTERLY RESULTS OF OPERATIONS (Unaudited)

                March 31,                 June 30,            September 30,             December 31,
        1996         1995        1996         1995        1996         1995        1996         1995
Gross
 broadcasting
 revenue
 $70,139,925  $58,646,216 $92,406,491  $72,342,267$107,189,144  $68,130,871$128,358,914  $84,237,698
 ===========  =========== ===========  =======================  =======================  ===========
Net
 broadcasting
 revenue
  62,208,445   51,857,692  81,368,271   63,727,814  94,839,458   60,038,131 113,322,680   74,435,743
Station
 operating
 expenses
  38,230,252   33,181,977  43,762,099   34,151,824  53,408,934   32,104,322  62,930,365   38,066,350
Depreciation
 and
 amortization
   8,755,025    8,399,455  10,587,534    8,165,573  13,022,189    8,018,075  13,425,016    9,185,779
   ---------    ---------  ----------    ---------  ----------    ---------  ----------    ---------
Station
 operating
 income
  15,223,168   10,276,260  27,018,638   21,410,417  28,408,335   19,915,734  36,967,299   27,183,614
Corporate
 expenses
   1,673,571    1,530,324   1,804,011    1,585,898   2,170,128    1,608,243   2,879,600    2,689,992
   ---------    ---------   ---------    ---------   ---------    ---------   ---------     --------
Operating
 income
  13,549,597    8,745,936  25,214,627   19,824,519  26,238,207   18,307,491  34,087,699   24,493,622
Interest
 expense
 (5,423,837)  (4,447,973) (6,321,472)  (5,214,279) (8,033,067)  (5,559,145)(10,302,034)  (5,530,057)
Other
 income
 (expense)
     205,815      258,580    (19,358)    (241,341)     479,345     (98,095)   1,564,223    (722,424)
     -------      -------    --------    ---------     -------     --------   ---------    ---------
Income
 before
 income
 taxes
   8,331,575    4,556,543  18,873,797   14,368,899  18,684,485   12,650,251  25,349,888   18,241,141
Income
 taxes
   2,810,010    1,877,377   7,356,060    5,594,783   7,260,782    5,698,411  10,959,564    7,121,356
   ---------    ---------   ---------    ---------   ---------    ---------  ----------    ---------
Income before equity in net income
(loss) of, and other income from,
nonconsolidated affiliate
   5,521,565    2,679,166  11,517,737    8,774,116  11,423,703    6,951,840  14,390,324   11,119,785
Equity in
 net income
 (loss) of,
 and other
 income from,
 non- consolidated
 affiliates
     716,764            -   1,030,410      363,726 (8,375,072)    1,161,568   1,470,172      963,409
     -------           --   ---------      ------- -----------    ---------   ---------    ---------
Net
 income
  $6,238,329   $2,679,166 $12,548,147   $9,137,842  $3,048,631   $8,113,408 $15,860,496  $12,083,194
  ==========   ========== ===========   ==========  ==========   ==========  ========== ============
Net income
 per common
 share (1)
        $.09         $.04        $.17         $.13        $.04         $.12        $.20         $.17
        ====         ====        ====         ====        ====         ====        ====         ====
Weighted average
 common and
 common shares
 equivalents
 outstanding (1)
  70,409,284   70,078,048  71,839,402   70,111,936  78,240,998   70,204,916  78,187,413   70,252,218
  ==========   ==========  ==========   ==========  ==========   ==========  ==========   ==========
Stock price (1):
High
    $29.5625     $15.1250    $43.3750     $17.3750    $45.2500     $20.4375    $44.5625     $22.0625
Low
     20.3750      12.5313     26.7500      13.4375     35.6250      15.4063     30.5000     18.1250

(1)Adjusted for two-for-one stock splits declared by Board of Directors in October 1996 and 1995.
The Company's Common Stock is traded on the New York Stock
Exchange under the symbol CCU.

SELECTED FINANCIAL DATA

Results of operations information
(In thousands, except for per share data)

  Year ended December 31,

               1996(4)   1995(4)   1994(4)   1993(3)   1992(2)

Gross
 broadcasting
 revenue      $398,094  $283,357  $200,695  $135,680   $94,472
                ======  ========  ========  ========   =======
Net
broadcasting
revenue        351,739   250,059   178,053   121,118    84,485

Station
operating
expenses       198,332   137,504   105,380    78,925    55,812

Depreciation
and
amortization    45,790    33,769    24,669    17,447    12,253
               -------   -------   -------   -------   -------
Station
operating
income         107,617    78,786    48,004    24,746    16,420

Corporate
expenses         8,527     7,414     5,100     3,464     2,890
               -------   -------   -------   -------   -------
Operating
income          99,090    71,372    42,904    21,282    13,530

Interest
expense       (30,080)  (20,752)   (7,669)   (5,390)   (4,739)

Other income
(expense)        2,230     (803)     1,161     (196)   (1,217)
                ------  --------   -------   -------   -------
Income before
income taxes    71,240    49,817    36,396    15,696     7,574
Income taxes    28,386    20,292    14,387     6,573     3,281
               -------   -------   -------    ------    ------
Income before
equity in net
income (loss)
of, and other
income from,
nonconsol-
idated
affiliates      42,854    29,525    22,000     9,123     4,293

Equity in net
income (loss) of,
and other income
from,
nonconsolidated
affiliates     (5,158)     2,489         -         -         -
               -------   -------  --------  --------  --------
Net income     $37,696   $32,014   $22,009    $9,123    $4,293
               =======   =======   =======   =======   =======
Net income
per common
share (1)         $.50      $.46     $.32       $.15      $.07
               =======   =======   =======   =======   =======
Weighted average
common and common
share
equivalents
outstanding (1) 74,649    70,201    69,326    62,202    59,320
               =======   =======   =======   =======   =======
Cash dividends
per share (1)        -         -         -         -         -
               =======   =======   =======   =======   =======
Balance Sheet Data:

Current assets$113,164   $70,485   $53,945   $38,191   $24,844

Property, plant
and equipment
-net           147,838    99,885    85,318   67,7504     8,017

Total assets1,324,7115    63,011  411,5942    27,577   146,993
Current
liabilities     43,462    36,005    27,679    26,125    10,073

Long-term
debt, net
of current
maturities     725,132   334,164   238,204    87,815    97,000

Shareholders(1)
equity         513,431   163,713   130,533    98,343    31,055


(1) All per share amounts have been adjusted to reflect stock splits issued on the following dates and in the following ratios:

           Date of Split       Ratio of Split
           December 1996       Two-for-one
           November 1995       two-for-one
           February 1994       five-for-four
           February 1993       five-for-four
           March 1992          five-for-four

Includes eleven months' results of operations of the Kentucky News Network, nine months' results of operations of WPTY-TV, eight months' results of operations of WKCI-FM and WAVZ-AM and six months' results of operations of KEYN-FM, KQAM-AM, WRVA-AM, WRVQ-FM and WRBQ-AM/FM - all acquired in 1992.

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

See Note E to Consolidated Financial Statements for information regarding acquisitions effected during 1996, 1995 and 1994.

CORPORATE OFFICERS
CORPORATE

Lowry Mays
Chairman
Chief Executive Officer

Mark P. Mays
President
Chief Operating Officer

Randall Mays
Executive Vice President
Chief Financial Officer
Herbert W. Hill, Jr.
Senior Vice President
Chief Accounting Officer

Kenneth E. Wyker
Senior Vice President for
Legal Affairs

Jacob T. Gray
Vice President
Controller

Demetra Koelling
Vice President
Corporate Counsel

Houston Lane
Vice President
Finance

Ida Chycinski
Vice President
Cash Management

Deborah Williams
Vice President
Corporate Taxation

RADIO

James Smith
Senior Vice President
Operations & Capital
Management

George L. Sosson
Senior Vice President
Operations-Radio

Stan Webb
Senior Vice President
Operations-Radio

Janet Armstead
Vice President
Norfolk

Richard D. Booth
Vice President
Little Rock

R. Miles Chandler
Vice President
Oklahoma City

Matthew Chase
Vice President
Providence

Bob Cohen
Vice President
San Antonio

Bruce B. Demps
Vice President
Memphis

Edward Essick
Vice President
Grand Rapids

Linda D. Forem
Vice President
Richmond

Carl Hamilton
Vice President
Houston

Ernie Jackson
Vice President
Houston

Earnest L. James
Vice President
New Orleans

Gary James
Vice President
Springfield

Wayne Jefferson
Vice President
Raleigh

Reggie Jordan
Vice President
Richmond

Thomas G. Kennedy III
Vice President
New Orleans

Betty Kocurek
Vice President
San Antonio

Judy Lakin
Vice President
Austin

Kevin Malone
Vice President
Tampa

David F. Manning
Vice President
Tampa

Allen McLaughlin
Vice President
Tulsa

Carl McNeill
Vice President
Richmond

John M. Moen
Vice President
Oklahoma City

Howard T. Nemenz
Vice President
Greensboro

Dan Patrick
Vice President
Houston

Steve Patterson
Vice President
Columbia

Shawn V. Portmann
Vice President
Ft. Myers

David R. Ross
Vice President
Miami

Sherri R. Sawyer
Vice President
Memphis

Robert R. Scherer
Vice President
Louisville

Mike Shannon
Vice President
Reading/Lancaster

William H. Struck
Vice President
El Paso

Walter A. Tiburski
Vice President
Cleveland

J. Tim West
Vice President
Oklahoma City

Terry D. Wood
Vice President
Milwaukee

Faith Zila
Vice President
New Haven

TELEVISION

Rip Riordan
Executive Vice President/
Chief Operating Officer
Television

Hal Capron
Vice President
Tulsa

David M. D'Antuono
Vice President
Albany

John F. Feeser, III
Vice President
Harrisburg

Josh McGraw
Vice President
Jacksonville

Sharon Moloney
Vice President
Mobile

Jack L. Peck
Vice President
Memphis

Randy Pratt
Vice President
Wichita

Deborah J. Sinay
Vice President
Providence

Steve Spendlove
Vice President
Minneapolis

Jerry Whitener
Vice President
Little Rock

CLEAR CHANNEL COMMUNICATIONS INTERNATIONAL

Richard D. Novik
President

AUSTRALIAN RADIO NETWORK

Nigel Milan
Chief Executive Officer

John Hamilton
Chief Financial Officer

NEW ZEALAND RADIO NETWORK

Joan Withers
Chief Executive Officer

BOARD OF DIRECTORS

Lowry Mays
Chairman
Chief Executive Officer

Alan D. Feld
Partner: Akin, Gump, Strauss, Hauer and Feld

Red McCombs
Private Investor

Theodore H. Strauss
Senior Managing Director: Bear, Stearns & Co., Inc.

John H. Williams
Senior Vice President: Everen Securities, Inc.
Member of the Audit Committee

Form 10-K Annual Report

A copy of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission may be obtained without charge upon written request to:

Herbert W. Hill, Jr.
Senior Vice President
Clear Channel Communications, Inc.
P.O. Box 659512
San Antonio, Texas 78265-9512

Independent Auditors
Ernst & Young, LLP
San Antonio, Texas

Transfer Agent And Registrar Bank of New York
101 Barclay Street
22 Floor West
New York, NY 10286

Annual Meeting of Shareholders

The annual meeting of shareholders will be held at 200 Concord
Plaza on the 1st floor in the Conference Room, San Antonio,
Texas, at 11:00 am CST on Tuesday, April 29, 1997.

Clear Channel Communications, Inc.
Mailing Address:
San Antonio, TX   78265-9512

Corporate Address
200 concord Plaza, Suite 600
San Antonio, TX 78216-6940
210-822-2828
[Facsimile 210-822-2299]

EXHIBIT 21 - Subsidiaries of Registrant, Clear Channel
Communications, Inc.

Name                                     State of Incorporation

Clear Channel Communications
of Memphis, Inc.                         Texas
Clear Channel Television, Inc.           Nevada
Clear Channel Radio, Inc.                Nevada
Clear Channel Television Licenses, Inc.  Nevada
Clear Channel Radio Licenses, Inc.       Nevada
Clear Channel Management, Inc.           Delaware
Clear Channel Metroplex, Inc.            Nevada
Clear Channel Metroplex Licenses, Inc.   Nevada
Clear Channel Holdings, Inc.             Nevada
Clear Channel Productions, Inc.          Nevada
CCC-Houston A M LTD                      Texas
CCR Houston-Nevada, Inc.                 Nevada
Clear Channel Real Estate, Inc.          Nevada

EXHIBIT 23.1 - CONSENT OF INDEPENDENT AUDITORS - ERNST & YOUNG
LLP

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Clear Channel Communications, Inc. of our report dated February 17, 1997 (except for Note K, as to which the date is February 25, 1997) included in the 1996 Annual Report to Shareholders of Clear Channel Communications, Inc.

We also consent to the incorporation by reference in the Registration Statements (Forms S-8) pertaining to the 1984 Incentive Stock Option Plan of Clear Channel Communications, Inc. (No. 33-14193); the Clear Channel Communications, Inc. Nonqualified Stock Option Plan (No. 33-59772); and the Clear Channel Communications, Inc. 1994 Incentive Stock Option Plan, Clear Channel Communications, Inc. 1994 Nonqualified Stock Option Plan, Clear Channel Communications, Inc. Directors' Nonqualified Stock Option Plan, and Option Agreement for Officer (No. 33-64463) of our report dated February 17, 1997 (except for Note K, as to which the date is February 25, 1997) with respect to the consolidated financial statements of Clear Channel Communications, Inc. incorporated herein by reference, and our report dated February 17, 1997 with respect to the financial statement schedules included in this Annual Report (Form 10-K) for the year ended December 31, 1996.

ERNST & YOUNG LLP
San Antonio, Texas
March 25, 1997

EXHIBIT 23.2 - CONSENT OF INDEPENDENT AUDITORS - KPMG

We consent to the incorporation by reference in the Registration Statements (Forms S-8) pertaining to the 1984 Incentive Stock Option Plan of Clear Channel Communications, Inc. (No. 33-14193); the Clear Channel Communications, Inc. Nonqualified Stock Option Plan (No. 33-59772); and the Clear Channel Communications, Inc. 1994 Incentive Stock Option Plan, Clear Channel Communications, Inc. Directors' Nonqualified Stock Option Plan, and Option Agreement for Officer (No. 33-64463) of our report dated 4 March, 1997, relating to the consolidated financial statements of Australian Radio Network Pty Limited and its controlled entitles (such consolidated financial statements not separately presented in the Form 10-K referred to below), which report appears in the December 31, 1996 Annual Report on Form 10-K of Clear Channel Communications, Inc.

/s/KPMG
Sydney, Australia
March 25, 1997

EXHIBIT 99.1 - REPORT OF INDEPENDENT AUDITORS ON FINANCIAL
STATEMENT SCHEDULES -- ERNST & YOUNG LLP

We have audited the consolidated financial statements of Clear Channel Communications, Inc. as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 17, 1997 (except for Note K, as to which the date is February 25, 1997). Our audits also included the financial statement schedules listed in Item 14(a) of this annual Report (Form 10-K). These schedules are the responsibility of the Company' management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ENRST & YOUNG LLP
San Antonio, Texas
February 17, 1997

EXHIBIT 99.2 -- REPORT OF INDEPENDENT AUDITORS - KPMG

The Board of Directors of Australian Radio Network Pty Limited.

We have audited the consolidated balance sheet of the Australian Radio Network Pty Limited and its controlled entities ("Australian Radio Network") as at December 31, 1996 and 1995, and the related consolidated profit and loss accounts and statements of cash flows for the years then ended all expressed in Australian dollars. These consolidated financial statements are the responsibility of the Australian Radio Network's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the Australian auditing standards that are substantially equivalent to United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Australian Radio Network as at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in Australia.

Generally accepted accounting principles in Australia vary in certain significant respects from generally accepted accounting principles in the United States. Application of generally accepted accounting principles in the United States would have affected results of operations for the year ended December 31, 1996 and the period May 11, 1995 to December 31, 1995, and shareholders' equity as of December 31, 1996 and 1995, to the extent summarized in the information accompanying the annual financial statements.

/s/KPMG
Sydney, Australia
4 March, 1997

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned on March 31, 1997, thereunto duly authorized.

Clear Channel Communications, Inc.
(Registrant)

By /S/ L. Lowry Mays
L. Lowry Mays, Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature            Title                   Date

/S/ L. Lowry Mays    Chairman/               March 31, 1997
L. Lowry Mays        Chief Executive Officer

/S/Randall Mays      Senior Vice President/  March 31, 1997
Randall Mays         Chief Financial Officer

/S/ Herbert W. Hill, Jr.Senior Vice President/March 31, 1997
Herbert W. Hill, Jr. Chief Accounting Officer

/S/ B. J. McCombs
B. J. McCombs        Director                March 31, 1997

/S/ Alan D. Feld
Alan D. Feld         Director                March 31, 1997

/S/ Theodore H. Strauss
Theodore H. Strauss  Director                March 31, 1997

/S/ John H. Williams
John H. Williams     Director                March 31, 1997