Form 10-Q
period 1997-03-31
CLEAR CHANNEL COMMUNICATIONS INC
filed 1997-05-15
CIK 739708

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended              Commission file number
March 31, 1997                               1-9645


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
Yes __x__ No _____

   Indicate the number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practicable date.



Class                              Outstanding at May 15, 1997
-------------------------                -------------------------
Common Stock, $.10 par value                          89,017,920



             CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                                       INDEX






                                                        Page No.

                                                        --------

Part I -- Financial Information

     Item 1.  Unaudited Financial Statements

      Consolidated Balance Sheets at March 31, 1997
        and December 31, 1996                               3

      Consolidated Statements of Operations for the three
         months ended March 31, 1997 and 1996               5

      Consolidated Statements of Cash Flows for the three
        months ended March 31, 1997 and 1996                6

      Notes to Consolidated Financial Statements            8

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                   10


Part II -- Other Information

     Item 6.  Exhibits and reports on Form 8-K             13

              (a)  Exhibits
              (b)  Reports on Form 8-K

     Signatures                                            13

     Index to Exhibits                                     13


PART I

Item 1.  UNAUDITED FINANCIAL STATEMENTS

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

                                  March 31,       December 31,
                                       1997               1996
                                (Unaudited)                (*)
                                -----------        -----------
Current Assets
Cash and cash equivalents       $25,139,579        $16,700,752
Federal income taxes receivable   3,858,612          3,092,693
Accounts receivable,
 less allowance of $6,945,984
 at March 31, 1997 and
 $6,066,794 at December 31, 1996 69,124,072         79,182,580
Film rights -current             14,271,865         14,187,640
                                 ----------         ----------
      Total Current Assets      112,394,128        113,163,665

Property, Plant and Equipment
  Land                           11,905,274         12,235,273
  Buildings                      28,807,281         28,992,708
  Transmitter and
    studio equipment            158,071,610        153,254,927
  Furniture and other equipment  21,670,826         21,163,668
  Leasehold improvements          5,331,172          5,322,365
  Construction in progress        5,856,899          4,284,361
                                 ----------         ----------
                                231,643,062        225,253,302
Less accumulated
 depreciation                  (83,990,235)       (77,415,597)
                                 ----------         ----------
                                147,652,827        147,837,705

Intangible Assets
  Network affiliation
    agreements                   33,726,904         33,726,904
  Licenses and goodwill         791,320,706        764,233,345
  Covenants
    not-to-compete               22,991,932         22,991,932
  Other intangible assets         9,228,733          8,711,977
Less accumulated
 amortization                  (87,897,819)       (78,645,708)
                                 ---------          ----------
                                769,370,456        751,018,450
Other Assets
  Restricted cash                41,245,711                ---
  Notes receivable -
    long-term                           ---         52,750,000
  Film rights - net               9,227,204         13,436,589
  Equity investments in,
    and advances to,
    nonconsolidated affiliates  236,275,975        230,659,734
  Other assets                   16,989,572         10,807,633
  Other investments              15,948,169          5,037,310
                                 ----------         ----------
Total Assets                 $1,349,104,042     $1,324,711,086
                                 ==========         ==========
        * From audited financial statements


            CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                  March 31,       December 31,
                                       1997               1996
                                (Unaudited)                (*)
                                  ---------         ----------
Current Liabilities
Accounts payable                 $7,507,505         $9,864,401
Accrued interest                  3,131,697          6,272,193
Accrued expenses                  4,949,424          8,235,966
Deferred income - current         1,300,000          1,300,000
Current portion of long-term debt 1,226,520          1,479,327
Current portion of film rights
 liability                       11,283,768         16,309,787
                                 ----------         ----------
   Total Current Liabilities     29,398,914         43,461,674

Long-term debt                  752,306,618        725,131,618
Film rights liability            14,946,150         13,797,015
Deferred income taxes            12,097,624         11,283,303
Deferred income - long-term      10,885,000         11,250,000
Minority interests                6,358,201          6,356,885

Shareholders' Equity
Common Stock                      7,731,110          7,699,207
Additional paid-in capital      401,088,329        398,621,825
Retained earnings               113,653,646        106,054,794
Other                             1,225,763          1,225,763
Cost of shares held in treasury   (587,313)          (170,998)
                                 ----------         ----------
Total shareholders  equity      523,111,535        513,430,591
                                 ----------         ----------
Total Liabilities and
   Shareholders  Equity      $1,349,104,042     $1,324,711,086
                                 ==========         ==========
* From audited financial statements

             See Notes to Consolidated Financial Statements



             CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                UNAUDITED


                                      Three Months Ended
                                  March 31,          March 31,
                                    1997               1996
                                -----------        -----------
                                          (Unaudited)

Gross broadcasting revenue     $110,830,860        $70,139,925
Less agency commissions        (12,541,664)        (7,931,480)
                                 ----------        ----------
Net broadcasting revenue         98,289,196        62,208,445
Station operating expenses       63,055,061        38,230,252
Depreciation and amortization    15,945,979          8,755,025
                                 ----------         ----------
Station operating income         19,288,156        15,223,168
Corporate general and
  administrative expenses         2,853,846         1,673,571
                                 ----------         ----------
Operating income                 16,434,310        13,549,597

Interest expense               (11,046,490)        (5,423,837)
Other income                      6,258,792           205,815
                                 ----------         ----------
Income before income taxes       11,646,612         8,331,575
Income taxes                    (4,961,844)        (2,810,010)
                                 ----------         ----------
Income before equity in net
 income of, and other income from,
 nonconsolidated affiliates       6,684,768         5,521,565
Equity in net income of, and
  other income from,
  nonconsolidated affiliates        914,085           716,764
                                 ----------        ----------
Net income                       $7,598,853        $6,238,329
                                 ==========        ==========
Net income per common share      $      .10        $      .09
                                 ==========        ==========
Weighted average common and
 common share equivalents
 outstanding                     78,189,635        70,409,284
                                 ==========        ==========

             See Notes to Consolidated Financial Statements


           CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                      Three Months Ended
                                  March 31,          March 31,
                                    1997               1996
                                -----------        -----------
                                         (Unaudited)
Net Cash Flows Provided By
Operating Activities           $25,632,777         $20,097,965

Cash flows from investing
 activities:
Increase in restricted cash    (41,245,711)                ---
Decrease in notes payable       52,750,000                 ---
Purchase of broadcasting assets(27,919,874)       (41,050,000)
Proceeds from disposal of
 broadcasting assets               250,961              2,100
(Increase) decrease in equity
  investments in and advances to
  nonconsolidated affiliates-net(5,497,266)           464,493
(Increase) decrease in other
 investments                   (10,910,859)            17,910
Purchases of property, plant and
 equipment                      (4,473,885)        (3,872,976)
(Increase) in other intangible
 assets                           (516,756)          (160,095)
(Increase) in other-net         (8,634,844)        (1,345,627)
                                 ----------         ----------
Net cash flows used in
 investing activities          (46,198,234)       (45,944,195)

Cash flows from financing
 activities:
Payments on short-term debt       (252,807)        (5,000,000)
Payments on long-term debt     (55,650,000)           (95,763)
Exercise of incentive stock
 options                         2,082,091             56,961
Proceeds of long-term debt      82,825,000         37,500,000
                                 ----------         ----------
Net cash provided by financing
 activities                      29,004,284        32,461,198
                                 ----------         ----------
Net increase in cash              8,438,827         6,614,968

Cash at beginning of period      16,700,752         5,391,104
                                 ----------        ----------
Cash at end of period           $25,139,579       $12,006,072
                                 ==========        ==========



          CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                       Three Months Ended
                                  March 31,          March 31,
                                    1997               1996
                                -----------        -----------
                                          (Unaudited)

Schedule reconciling earnings to net cash flows from operating activities

Net income                      $7,598,853          $6,238,329

Reconciling items:
  Depreciation                   6,693,868          4,085,742
  Amortization of intangibles    9,252,111          4,669,283
  Amortization of film rights    4,075,788          3,366,712
  Payments on film rights       (4,335,735)        (3,502,109)
  Recognition of deferred income  (365,000)                ---
  Deferred taxes                    814,321                ---
  Loss on disposal of assets        333,723             1,548
  Equity in net income of, and
    other income from,
    nonconsolidated affiliates    (118,975)                ---

Changes in operating assets
and liabilities:
  Decrease accounts receivable   10,633,746         9,013,761
  (Decrease) increase accounts
    payable                     (2,356,896)           811,013
  (Decrease) increase accrued
    interest                    (3,140,496)         1,033,348
  (Decrease) accrued expenses   (2,686,612)        (2,738,155)
  (Decrease) accrued income
    and other taxes               (765,919)        (2,881,507)
                                 ----------        ----------
Net cash flows provided by
operating activities            $25,632,777       $20,097,965
                                 ==========        ==========

             See Notes to Consolidated Financial Statements


           CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

Note 1:  PREPARATION OF INTERIM FINANCIAL STATEMENTS

     The consolidated financial statements have been prepared by Clear Channel Communications, Inc. (the Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report.

     The consolidated financial statements include the accounts of the Corporation and its subsidiaries, the majority of which are wholly-owned. Investments in companies in which the Corporation owns 20 percent to 50 percent of the voting common stock or otherwise exercises significant influence over operating and financial policies of the company are accounted for under the equity method. All significant intercompany transactions are eliminated in the consolidation process. Certain reclassifications have been made to the 1996 consolidated financial statements to conform with the 1997 presentation.

Note 2:   RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted (but may not be adopted early) for fiscal years ending after December 15, 1997, which is applicable to the Company s fiscal year ended December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an immaterial change in primary earnings per share for the first quarter. Statement 128 is not expected to have an impact on the calculation of fully diluted earnings per share for these quarters.

     Also in February 1997, the Financial Accounting Standards Board issued Statement No. 129, Disclosure of Information about Capital Structure, which is effective for fiscal years ending after December 15, 1997. Statement 129 requires an explanation, in summary form within the financial statements, of the pertinent rights and privileges and characteristics of the Company s various securities outstanding.

Note 3:   RECENT DEVELOPMENTS

     The Company s affiliate Heftel Broadcasting Corporation
( Heftel ), of which the Company owned 63.2% of the outstanding common stock, merged with Tichenor Media System, Inc. ( Tichenor ) in February 1997 (the Tichenor Merger ) by issuing to Tichenor shareholders approximately 5.6 million shares of Heftel class A common stock. In the Tichenor Merger, all of the shares of Heftel class A common stock owned by the Company were converted into shares of convertible nonvoting common stock of Heftel in order to comply with the cross-interest policy of the Federal Communications Commission. Heftel also completed in February an equity offeringof 4.8 million shares of its class A common stock (the Heftel Offering ). In conjunction with the Heftel Offering the Company sold 350,000 shares of Heftel class A common stock that it owned, resulting in a gain on sale of investment securities of approximately $6.2 million. The sale of these 350,000 shares, together with the effects of the Tichenor merger and the Heftel
Offering, decreased the Company s total ownership in Heftel to approximately 32.3% of Heftel s outstanding common stock.

     On April 10, 1997, the Company acquired by purchase substantially all of the stock of Eller Media Corporation ( Eller
Media ). Eller Media s operations include approximately 50,000 outdoor advertising display faces in 15 major metropolitan markets.
As consideration for the stock acquired, the Company paid cash of approximately $325 million and issued Common Stock of the Company in the aggregate value of approximately $298 million. In addition, the Company issued options on the Company s Common Stock with an aggregate value of approximately $51 million in connection with the assumption of Eller Media's outstanding stock options. In addition, the Company assumed approximately $417 million of Eller Media long-term debt, which was refinanced at the closing date using the Company s credit facility.

     To facilitate the Eller Media acquisition and possible future acquisitions, the Company and its lenders amended its credit facility on April 10, 1997 to increase the total amount available under the line of credit from $1.04 billion to $1.75 billion.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of Three Months Ended March 31, 1997 to Three Months
Ended March 31, 1996

     Consolidated net broadcasting revenue for the three months ended March 31, 1997 increased 58% to $98,289,000 from $62,208,000 for the same quarter of 1996. Station operating expenses increased 65% to $63,055,000 from $38,230,000. Depreciation and amortization increased 82% from $8,755,000 in the first quarter of 1996 to $15,946,000 in the first quarter of 1997. Station operating income increased $4,065,000 or 27% to $19,288,000 compared to $15,223,000 for the first quarter of 1996. Interest expense increased 104% from $5,424,000 to $11,046,000 in the first quarter of 1997. Other income increased from $206,000 in the first quarter of 1996 to $6,259,000 in the first quarter of 1997. Net income increased 22% from $6,238,000 or $.09 per share to $7,599,000 or $.10 per share.

     The majority of the growth in net broadcast revenue and operating expenses was due to the acquisitions of the following radio and television stations during 1996 and the first quarter of 1997:

Acquisition Date    Network or Station       Location

1996 Acquisitions
February 14, 1996   WOOD-AM/FM, WBCT-FM      Grand Rapids, MI
May 15, 1996        US Radio, Inc.(USR)
                      KHEY-AM/FM, KPRR-FM    El Paso, TX
                      KJOJ-FM, KJOJ-AM(2)    Houston, TX
                      KMJX-FM, KDDK-FM       Little Rock, AR
                      WHRK-FM, WDIA-AM       Memphis, TN
                      WKKV-FM                Milwaukee, WI
                      WJCD-FM, WOWI-FM       Norfolk, VA
                      WQOK-FM, WZZU-FM(2)    Raleigh, NC
                      WRAW-AM, WRFY-FM       Reading, PA
May 31, 1996        WENZ-FM(3)               Cleveland, OH
June 1, 1996        WTVR-AM/FM               Richmond, VA
July 1, 1996        WPRI-TV                  Providence, RI
                    WNAC-TV(1)               Providence, RI
August 1, 1996      KEYI-FM (3), KFON-AM(3)  Austin, TX
August 1, 1996      Radio Equity
                    Partners, LP (REP)
                      WARQ-FM, WWDM-FM       Columbia, SC
                      WXRM-FM, WCKT-FM       Ft. Myers/Naples, FL
                      WSJS-AM, WTQR-FM,
                      WXRA-FM                Greensboro, NC
                      WNOE-FM, KLJZ-FM
                      (now KKND-FM)          New Orleans, LA
                      WHYN-AM/FM             Springfield, MA
                      KXXY-AM (now KEBC-AM),
                      KXXY-FM, KTST-FM       Oklahoma City, OK
October 1, 1996     WHKW-AM (now WKJK-AM),
                    WWKY-AM, WTFX-FM         Louisville, KY
                    WSVY-FM (2)(3)           Norfolk, VA
October 11, 1996    WCUZ-AM/FM               Grand Rapids, MI
November 27, 1996   WMYK-FM (2)(3)           Norfolk, VA
December 3, 1996    Radio Equity
                    Partners, LP (REP)
                      WRXQ-FM, WEGR-FM,
                      WREC-AM                Memphis, TN
                      WWBB-FM, WWRX-FM       Providence, RI
December 16, 1996   KJMS-FM, KWAM-AM         Memphis, TN

First Quarter 1997 Acquisitions
January 31, 1997    WZZU-FM                  Fuquay-Varina
                                             (Raleigh), NC
January 31, 1997    WQMF-FM                  Jeffersonville, IN
                                             (Louisville, KY)
February 5, 1997    KHOM-FM                  Houma
                                             (New Orleans), LA
February 5, 1997    KJOJ-AM                  Conroe (Houston), TX
February 28, 1997   WVTI-FM                  Holland
                                             (Grand Rapids), MI
March 14, 1997      WQBK-AM/FM, WQBJ-FM,
                    WXCR-FM (1)              Albany, NY
March 31, 1997      WMIL-FM, WOKY-AM (2)     Milwaukee, WI

(1) These stations were purchased by the Company s 80%-owned subsidiary, Radio Enterprises, Inc.
(2) The acquisition of these stations was effective April 1, 1997, but the funds used to purchase these stations was wired on March
31, 1997.

The majority of the increase in depreciation and amortization was due to the above-mentioned acquisitions. Interest expense increased primarily due to an increase in the average amount of debt outstanding -- which resulted from the above-mentioned acquisitions, the Company s funding in 1996 of the acquisition by Australian Radio Network ( ARN ) of additional radio stations and the Company s purchase in August 1996 of an additional 41.8% interest in Heftel Broadcasting ( Heftel ), which brought the Company s temporary controlling interest in Heftel to 63.2%). Other income increased because of the sale of 350,000 shares of Class A common stock of Heftel by the Company, which resulted in a $6.2 million gain on sale.

The investments in ARN and Heftel are accounted for under the equity method; together they contributed $914,000 to net earnings in the first quarter of 1997. The majority of the increase in net income also was primarily due to the factors stated above, but was partially offset by an increase of $1,180,000 in corporate-related expenses.

Liquidity and Capital Resources

     The major sources of capital for the Company have historically been cash flow from operations and proceeds of long-term borrowing under the Company's bank credit facilities, together with the funds supplied by the Company's initial stock offering in April 1984 and subsequent stock offerings in July 1991, October 1993 and June 1996. As of March 31, 1997, the Company had $744,350,000
outstanding under its $1,040,000,000 revolving long-term line of credit facility, a total of $9,575,000 in guaranties to third parties, $9,183,000 in other debt and $8,150,000 in letters of credit, leaving $268,742,000 available for future borrowings under the credit facility. In addition, the Company had $25,140,000 in unrestricted cash and cash equivalents on hand at March 31, 1997.

     During the first three months of the year, the Company made principal payments on the credit facility totaling $55,650,000 and purchased capital equipment totaling $4,474,000. In addition, the Company purchased the broadcasting assets of following radio stations:

WZZU-FM, Fuquay-Varina
          (Raleigh), NC       January 31, 1997    $ 6,582,000
WQMF-FM, Jeffersonville, IN
          (Louisville, KY)    January 31, 1997    $13,500,000
KHOM-FM, Houma
          (New Orleans), LA   February 5, 1997    $ 6,854,000
KJOJ-AM, Conroe
          (Houston), TX       February 5, 1997    $   984,000
                                                   -----------
Purchase of broadcasting assets, per cash flow
 statement                                        $27,920,000

WVTI-FM (1), Holland
          (Grand Rapids), MI  February 28, 1997   $ 4,100,000
WQBK-AM/FM, WQBJ-FM, WXCR-FM (2)
          Albany, NY          March 14, 1997      $ 7,500,000
WMIL-FM, WOKY-AM (3),
          Milwaukee, WI       March 31, 1997      $41,246,000

(1) The broadcasting assets of this station are recorded in other assets at March 31, 1997, pending a final purchase price allocation.
(2) The broadcasting assets of these stations were purchased by the Company s 80%-owned subsidiary, Radio Enterprises, Inc. and are recorded in other assets at March 31, 1997, pending a final purchase price allocation.
(3) These stations were acquired effective April 1, 1997, but the funds used to purchase these stations were wired on March 31, 1997 and are recorded as restricted cash as of March 31, 1997.

These acquisitions were financed by the Company s credit facility and cash flow from operations.

On April 10, 1997, the Company acquired approximately 93% of the outstanding stock of Eller Media Corporation ( Eller Media ) for a total consideration of approximately $623,000,000, consisting of approximately $325,000,000 in cash and 6,643,637 shares of the Company s Common Stock (approximately $298,000,000 in Common Stock based on a price per share of $44.8625 per share) and issued options on the Company s Common Stock with an aggregate value of approximately $51 million. The Company also assumed $417,000,000 of long-term debt from Eller Media and immediately refinanced that long-term debt using the credit facility. Funding for the cash portion of the purchase price and the refinancing of the $417,000,000 long-term debt in the acquisition of Eller Media was provided by the Company s credit facility and was made possible by the April 10, 1997 amendment to the credit facility to increase the total amount available from $1,040,000,000 to $1,750,000,000.

On May 14, 1997 the Company completed its offering of 5,093,790 shares of common stock. The net proceeds to the Company will be approximately $240,609,000, which will be used to pay down the outstanding balance under the credit facility.

After giving effect to the acquisition of a majority stake in Eller Media and other acquisitions subsequent to March 31, 1997 and the secondary stock offering described above, the Company will have $1,256,041,000 outstanding under the credit facility, a total of $9,575,000 in a guaranty to a third party, $9,183,000 in other debt and $8,150,000 in letters of credit, leaving $476,234,000 available for future borrowings under the credit facility. The credit facility will convert to a reducing revolving line of credit on the last business day of June 2000, with quarterly reduction of the outstanding commitment to begin the last business day of September 2000 and continue during the subsequent five year period, with the entire balance to be repaid by the last business day of September 2005. The Company believes that cash flow from operations will be sufficient to make all required future interest and principal payments on the credit facility and will be sufficient to fund all anticipated capital expenditures.

Risks Regarding Forward Looking Statements

Except for the historical information, this report contains various "forward-looking statements" which represent the Company's expectations or beliefs concerning future events, including the future levels of cash flow from operations. The Company cautions that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could have an adverse effect upon the Company's financial performance. These variables include economic conditions, the ability of the Company to integrate the operations of Eller Media, shifts in population and other demographics, level of competition for advertising dollars, fluctuations in operating costs, technological changes and innovations, changes in labor conditions, changes in governmental regulations and policies, and certain other factors set forth in the Company's SEC filings. Actual results in the future could differ materially from those described in the forward-looking statements.


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.  See Exhibit Index on Page 12
         (b)  Reports on Form 8-K
                      NONE

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CLEAR CHANNEL COMMUNICATIONS, INC.


Date      May 15, 1997                /s/ L. Lowry Mays
                                   L. Lowry Mays - President and
                                   Chief Executive Officer




Date     May 15, 1997                        /s/ Herbert W. Hill, Jr
                                   Herbert. W. Hill, Jr.
                                   Senior Vice President and
                                   Chief Accounting Officer


Index to Exhibits

(a) 3.1  -- Articles of Incorporation, as amended, of Registrant
(m)3.1.1 -- Articles of Amendment to the Articles of Incorporation
            of Clear Channel Communications, Inc.
(a) 3.2  -- Amended and Restated Bylaws of Registrant
(a) 4    -- Buy-Sell Agreement among Clear Channel Communications,
            Inc., L. Lowry Mays, B. J. McCombs, John M. Schaefer and John W. Barger dated May 31, 1977.
(a)10.1 --  Incentive Stock Option Plan of Clear Channel
            Communications, Inc. as of January 1, 1984.
(b)10.2 --  Television Asset Purchase Agreement dated January 27,
            1992, by and between Chase Broadcasting of Memphis, Inc. and Clear Channel Television, Inc.
(b)10.3 --  Radio Asset Purchase Agreement dated January 31, 1992, by and between Noble Broadcasting of Connecticut, Inc. and Clear Channel Radio, Inc.
(b)10.4 --  Radio Asset Purchase Agreement dated April 19, 1992, by and  between Edens Broadcasting, Inc. and Clear
            Channel Radio, Inc.
(k)10.5 --  Radio Asset Purchase Agreement dated January 31, 1993, by and  between KHFI Venture, LTD. and Clear Channel
            Radio, Inc.
(l)10.6 --  Radio Asset Purchase Agreement dated December 28,
            1992, by and between Westinghouse Broadcasting Company, Inc. and Clear Channel Radio, Inc.
(c)10.7 --  Radio Asset Purchase Agreement dated December 23,
            1992, by and between Inter-Urban Broadcasting of New Orleans Partnership and Snowden Broadcasting, Inc.
(d)10.8 --  Television Asset Purchase Agreement dated August 19,
            1993, by and between Television Marketing Group of Memphis, Inc. and Clear Channel Television, Inc.
(e)10.9 --  Radio Asset Purchase Agreement April 1, 1993, by and
            Capital  Broadcasting of Virginia, Inc. and Clear
            Channel Radio, Inc.
(f)10.10 -- Television Asset Purchase Agreement dated August 31,
            1993, by and between Nationwide Communications, Inc. and Clear Channel Television, Inc.
(g)10.11 -- Radio Asset Merger Agreement dated March 22, 1994, by and between Metroplex Communications, Inc. and Clear Channel Radio, Inc.
(h)10.12 -- Radio Partnership Interest Purchase Agreement dated
            April 5, 1994,  by and between Cook Inlet
            Communications, Inc. and WCC Associates  and Clear
            Channel Radio, Inc.
(i)10.13 -- Television Asset Purchase Agreement dated September
            12,1994, by and between Heritage Broadcasting Company of New York, Inc. and Clear Channel Television, Inc. and Clear Channel Television Licenses, Inc.
(j)10.14 -- Radio Asset Purchase Agreement dated November 17,1994, by and between Noble Broadcast of Houston, Inc. and Clear Channel Radio, Inc.
(k)10.15 -- Australian Radio Network Shareholders Agreement dated
            February, 1995, by and between APN Broadcasting Investments Pty Ltd, Australian Provincial Newspapers Holdings Limited, APN Broadcasting Pty Ltd and Clear Channel Radio, Inc. and Clear Channel Communications, Inc.
(l)10.16 -- $600,000,000 Amended and Restated Credit Agreement
            Among Clear Channel Communications, Inc., Certain Lenders, and NationsBank of Texas, N.A., as Administrative Lender, dated October 19, 1995.
(m)10.17 -- Clear Channel Communications, Inc. 1994 Incentive
            Stock Option  Plan.
(m)10.18 -- Clear Channel Communications, Inc. 1994 Nonqualified
            Stock Option  Plan.
(m)10.19 -- Clear Channel Communications, Inc. Directors'
            Nonqualified Stock  Option Plan.
(m)10.20 -- Option Agreement for Officer
(s)10.21 -- Employment Agreement between Clear Channel
            Communications, Inc.  and L. Lowry Mays
(n)10.22 -- Stock Purchase Agreement dated as of March 4, 1996 by and among US Radio Stations, L.P., Blackstone USR Capital Partners L.P., Blackstone USR Offshore Capital Partners L.P., Blackstone Family Investment Partnership II L.P., BCP Radio L.P., BCP Offshore Radio L.P., US Radio Inc., Clear Channel Communications of Memphis, Inc. and Clear Channel Communications, Inc.
(o)10-23 -- Asset Purchase Agreement, dated as of May 9, 1996, by and among REP New England G.P., REP Southeast G.P., REP Ft. Myers G.P., REP Rhode Island G.P., REP Florida G.P., REP WHYN G.P., REP WWBB G.P., S.E. Licensee G.P., REP WCKT G.P. and RI Licensee G.P., Radio Station Management, Inc., Clear Channel Radio, Inc., and Clear Channel Radio Licenses, Inc.
(p)10.24 -- Tender Offer between Clear Channel Radio, Inc. and
            Heftel  Broadcasting Corporation dated June 1, 1996
(p)10.25 -- Stock Purchase Agreement between Clear Channel Radio,
            Inc. and Certain Shareholders of Heftel Broadcasting Corporation dated June 1, 1996.
(q)10.26 -- Agreement and Plan of Merger Between Clear Channel
            Communications, Inc. ("PARENT") and Tichenor Media System, Inc. ("TICHENOR") dated July 9, 1996
(r)10.27 -- Second Amended and Restated Credit Agreement among
            Clear Channel Communications, Inc., certain Lenders and NationsBank, N.A., as Administrative Lender (dated August 1, 1996).
(s)10.28 -- Stock Purchase Agreement By and Among Clear Channel
            Communications, Inc., Eller Media Corporation and the Stockholders of Eller Media Corporation Dated February 25, 1997.
(t)10.29 -- Amendment to Stock Purchase Agreement By and Among
            Clear Channel Communications, Inc., Eller Media Corporation and the Stockholders of Eller Media Corporation Dated April 10, 1997.
(t)10.30 -- Registration Rights Agreement By and Among Clear
            Channel Communications, Inc. and the Stockholders of Eller Media Corporation Dated April 10, 1997.
(t)10.31 -- Escrow Agreement By and Among Clear Channel
            Communications, Inc., Paul Meyer ( Stockholder Representative ), EM Holdings LLC, and Chase Trust Company of California, Dated April 10, 1997.
(t)10.32 -- Stockholders Agreement By and Among Eller Media
            Corporation, Clear Channel Communications, Inc. and EM Holdings LLC, Dated April 9, 1997.
(u)10.33 -- Third Amended and Restated Credit Agreement by and
            among Clear Channel Communications, Inc., NationsBank of Texas, N.A., as administrative lender, the First National Bank of Boston, as documentation agent, the Bank of Montreal and Toronto Dominion (Texas), Inc., as co-syndication agents, and certain other lenders dated April 10, 1997.

     27  -- Financial Data Schedule


   (a) -- Incorporated by reference to the exhibits of the Company's Registration Statement on Form S-1(Reg. No. 289161) dated April 19, 1984.
   (b) -- Incorporated by reference to the Registrant's Form 8-K dated July 14, 1992.
   (c) -- Incorporated by reference to the Registrant's Form 10-Q dated May 12, 1993.
   (d) -- Incorporated by reference to the Registrant's Form 8-K dated September 2, 1993.
   (e) -- Incorporated by reference to the Registrant's Form 10-Q dated November 1, 1993.
   (f) -- Incorporated by reference to the Registrant's Form 8-K dated October 27, 1993.
   (g) -- Incorporated by reference to the Registrant's Form 8-K dated October 26, 1994.
   (h) -- Incorporated by reference to the Registrant's Form 10-Q dated November 14 1994.
   (i) -- Incorporated by reference to the Registrant's Form 8-K dated December 14, 1994.
   (j) -- Incorporated by reference to the Registrant's Form 8-K dated January 13, 1995.
   (k) -- Incorporated by reference to the Registrant's Form 8-K dated May 26, 1995.
   (l) -- Incorporated by reference to the Registrant's Form 10-Q dated November 14, 1995.
   (m) -- Incorporated by reference to the Registrant's Form S-8 dated November 20, 1995.
   (n) -- Incorporated by reference to the Registrant's Form 8-K dated May 4, 1996.
   (o) -- Incorporated by reference to the Registrant's Form 8-K dated June 5, 1996.
   (p) -- Incorporated by reference to the Registrant's Form S-3 dated June 14, 1996.
   (q) -- Incorporated by reference to Heftel Broadcasting Corporation's Amendment 2 to Form SC 14D1/A dated
            July 9, 1996.
   (r) -- Incorporated by reference to Heftel Broadcasting Corporation's Amendment 4 to Form SC 14D1/A dated August 5, 1996.
   (s) -- Incorporated by reference to the Registrant's Form 10-K dated March 31, 1997.
   (t) -- Incorporated by reference to the Registrant s Form 8-K dated April 17, 1997.
   (u) -- Incorporated by reference to the Registrant s Amendment No. 1 to Form S-3 dated May 9, 1997.