Form 10-Q
period 1997-06-30
CLEAR CHANNEL COMMUNICATIONS INC
filed 1997-08-13
CIK 739708

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                      QUARTERLY REPORT UNDER SECTION 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1997               Commission file number 1-9645


                       CLEAR CHANNEL COMMUNICATIONS, INC.

             (Exact name of registrant as specified in its charter)


       Texas                                        74-1787539
(State of Incorporation)                  (I.R.S. Employer Identification No.)



                          200 Concord Plaza, Suite 600
                          San Antonio, Texas 78216-6940
                                 (210) 822-2828

                          (Address and telephone number
                         of principal executive offices)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __x__ No _____

   Indicate the number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practicable date.



              Class                          Outstanding at August 11, 1997
- - - - - - - - - - - - - - - - - - -      - - - - - - - -  - - - - - - - - - -
Common Stock, $.10 par value                          90,047,777

              CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                                     INDEX




                                                                       Page No.
                                                                  - - - - - - -

Part I -- Financial Information

     Item 1.  Unaudited Financial Statements

     Consolidated Balance Sheets at June 30, 1997 and December 31, 1996       3

     Consolidated Statements of Operations for the three and six months
     ended June 30, 1997 and 1996                                             5

     Consolidated Statements of Cash Flows for the six months ended
     June 30, 1997 and 1996                                                   6

     Notes to Consolidated Financial Statements                               8

     Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                     10


Part II -- Other Information

     Item 2.  Changes in Securities                                          14

     Item 4.  Submission of Matters to Vote of Security Holders              14

     Item 6.  Exhibits and reports on Form 8-K                               15

         (a)  Exhibits
         (b)  Reports on Form 8-K

     Signatures                                                              15

     Index to Exhibits                                                       16

                                     PART I

Item 1.  UNAUDITED FINANCIAL STATEMENTS

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                June 30,           December 31,
                                                  1997                 1996
                                               (Unaudited)              (*)
                                         ----------------        ---------------
Current Assets
Cash and cash equivalents                      $29,119,531          $16,700,752
Income tax receivable                                  ---            3,092,693
Accounts receivable, less allowance of
  $10,459,690 at June 30, 1997 and
  $6,066,794 at December 31, 1996              126,855,310           79,182,580
Film rights - current                           10,153,942           14,187,640
                                                ----------           ----------
      Total Current Assets                     166,128,783          113,163,665

Property, Plant and Equipment
  Land                                          22,188,947           12,235,273
  Buildings                                     34,400,514           28,992,708
  Transmitter and studio equipment             164,056,119          153,254,927
  Furniture and other equipment                 37,634,331           21,163,668
  Leasehold improvements                         5,405,260            5,322,365
  Structures and site leases                   437,576,036                  ---
  Construction in progress                      38,377,153            4,284,361
                                                ----------           ----------
                                               739,638,360          225,253,302
Less accumulated depreciation                (100,459,924)         (77,415,597)
                                                ----------           ----------
                                               639,178,436          147,837,705

Intangible Assets
  Network affiliation agreements                33,726,904           33,726,904
  Licenses and goodwill                      1,503,398,320          764,233,345
  Covenants not-to-compete                      22,991,932           22,991,932
  Other intangible assets                       12,395,663            8,711,977
                                                ----------           ----------
                                             1,572,512,819          829,664,158
Less accumulated amortization                (103,899,479)         (78,645,708)
                                            --------------        -------------
                                             1,468,613,340          751,018,450
Other Assets
  Deferred tax asset                            10,520,498                  ---
  Notes receivable - long-term                         ---           52,750,000
  Film rights - net                             10,633,957           13,436,589
  Equity investments in, and advances
    to, nonconsolidated affiliates             272,327,131          230,659,734
  Other assets                                  26,411,144           10,807,633
  Other investments                             29,316,138            5,037,310
                                           ---------------      ---------------
Total Assets                                $2,623,129,427       $1,324,711,086
                                                ==========           ==========
         * From audited financial statements

                 See Notes to Consolidated Financial Statements

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 June 30,          December 31,
                                                    1997                1996
                                                 (Unaudited)             (*)
                                         ----------------       ---------------
Current Liabilities
Accounts payable                               $14,786,944           $9,864,401
Accrued interest                                 4,014,965            6,272,193
Accrued expenses                                39,209,918            8,235,966
Income and other taxes                           2,176,082                  ---
Deferred income - current                        1,420,000            1,300,000
Current portion of long-term debt                3,168,543            1,479,327
Current portion of film rights liability        12,725,828           16,309,787
                                            --------------        -------------
   Total Current Liabilities                    77,502,280           43,461,674

Long-term debt                               1,275,948,600          725,131,618
Film rights liability                           10,739,237           13,797,015
Deferred income taxes                           14,039,624           11,283,303
Deferred income - long-term                     10,400,000           11,250,000
Other long-term liabilities                     37,902,451                  ---
Minority interests                              21,133,074            6,356,885

Shareholders' Equity
Common Stock                                     9,007,086            7,699,207
Additional paid-in capital                   1,037,071,282          398,621,825
Retained earnings                              128,747,343          106,054,794
Other                                            1,225,763            1,225,763
Cost of shares held in treasury                  (587,313)            (170,998)
                                           ---------------       --------------
Total shareholders' equity                   1,175,464,161          513,430,591
                                           ---------------       --------------
Total Liabilities and
   Shareholders' Equity                     $2,623,129,427       $1,324,711,086
                                                ==========           ==========
* From audited financial statements

                               See Notes to Consolidated Financial Statements

                        CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)


                                                           Six Months Ended                           Three Months Ended
                                                     June 30,                June 30,               June 30,          June 30,
                                                     1997                      1996                  1997              1996
                                                     - - - - - - -         - - - - - - -         - - - - - - -     - - - - - - -

Gross revenue                                       $323,030,922          $162,546,416            $212,200,062       $92,406,491
Less agency commissions                             (37,963,001)          (18,969,700)            (25,421,337)      (11,038,220)
                                                 - - - - - - - -       - - - - - - - -         - - - - - - - -   - - - - - - - -
Net revenue                                          285,067,921           143,576,716             186,778,725        81,368,271
Operating expenses                                   166,732,384            81,992,351             103,677,323        43,762,099
Depreciation and amortization                         48,670,295            19,342,559              32,724,316        10,587,534
                                                 - - - - - - - -     - - - - - - - -         - - - - - - - - - - - - - - - - - -
Operating income before corporate expenses            69,665,242            42,241,806              50,377,086        27,018,638
Corporate general and administrative expenses          7,870,872             3,477,582               5,017,026         1,804,011
                                                - - - - - - - -       - - - - - - - -          - - - - - - - -   - - - - - - - -
Operating income                                      61,794,370            38,764,224              45,360,060        25,214,627

Interest expense                                    (32,314,583)          (11,745,309)            (21,268,093)       (6,321,472)
Other income (expense)                                 5,198,956               186,457             (1,059,836)          (19,358)
                                                - - - - - - - -      - - - - - - - - -        - - - - - - - -   - - - - - - - -
Income before income taxes                            34,678,743            27,205,372              23,032,131        18,873,797
Income taxes                                        (17,306,649)          (10,166,070)            (12,344,805)       (7,356,060)
                                                 - - - - - - - -       - - - - - - - -         - - - - - - - -   - - - - - - - -
Income before equity in net income of,
and other income from, nonconsolidated
affiliates                                            17,372,094            17,039,302              10,687,326        11,517,737
Equity in net income of, and other income
from, nonconsolidated affiliates                       5,320,455             1,747,174               4,406,370         1,030,410
                                                 - - - - - - - -       - - - - - - - -         - - - - - - - -   - - - - - - - -
Net income                                           $22,692,549           $18,786,476             $15,093,696       $12,548,147
                                                     ===========           ===========             ===========       ===========

Net income per common share                         $        .27          $        .26             $       .17       $       .17
                                                    ============          ============             ============      ===========

Weighted average common and common
share equivalents outstanding                         84,509,529            71,180,458              89,459,459        71,839,402
                                                      ==========            ==========              ==========        ==========

                     See Notes to Consolidated Financial Statements

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                         Six Months Ended
                                                June 30,               June 30,
                                          - - - - - - - -         - - - - - - -

   Net Cash Flows Provided By
         Operating Activities                  $66,082,701          $43,104,940

Cash flows from investing activities:
Decrease in notes receivable                    52,750,000                  ---
Purchase of broadcasting assets               (91,765,585)        (207,122,692)
Purchase of outdoor assets                   (766,039,250)                  ---
Proceeds from disposal of broadcasting
   assets                                          267,461               14,108
(Increase) decrease in equity investments
   in and advances to nonconsolidated
   affiliates-net                             (37,340,668)              876,417
(Increase) in other investments               (24,278,828)            (477,479)
Purchases of property, plant and equipment    (12,688,769)          (8,688,114)
(Increase) in other intangible assets          (3,683,686)            (389,105)
(Increase) decrease in other-net                 2,364,260          (7,105,746)
                                            --------------      ---------------
   Net cash flows used in
      investing activities                   (880,415,065)        (222,892,611)

Cash flows from financing activities:
Proceeds from issuance of common stock         288,443,456          283,342,500
Payments on short-term debt                      (685,778)            (179,534)
Payments on long-term debt                   (346,650,000)        (301,100,000)
Exercise of stock options                        2,209,800              105,336
Proceeds from long-term debt                   883,433,665          204,525,000
                                             -------------       --------------
   Net cash flows provided by
       financing activities                    826,751,143          186,693,302
                                           ---------------       --------------
   Net increase in cash                         12,418,779            6,905,631

Cash at beginning of period                     16,700,752            5,391,104
                                           ---------------      ---------------
Cash at end of period                          $29,119,531          $12,296,735
                                                ==========           ==========

                 See Notes to Consolidated Financial Statements

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                   SCHEDULE RECONCILING NET INCOME TO NET CASH
                     FLOWS PROVIDED BY OPERATING ACTIVITIES
                                   (UNAUDITED)


                                                         Six Months Ended
                                               June 30,                June 30,
                                                1997                      1996
                                            - - - - - - -        - - - - - - -



Net income                                    $22,692,549           $18,786,476

Reconciling items:
  Depreciation                                  23,416,526            9,316,408
  Amortization of                               25,253,770           10,026,151
  Amortization of film rights                    8,132,292            6,627,659
  Payments on film rights                      (8,445,921)          (6,860,044)
  Recognition of deferred income                 (730,000)                  ---
  Deferred taxes                                 2,756,321                  ---
  (Gain)loss on disposal of assets                 467,148             (19,557)
  Equity in net income of nonconsolidated
  affiliates                                   (4,326,729)                  ---

Changes in operating assets and liabilities:
  (Increase) accounts receivable               (6,577,562)            (170,262)
  (Decrease) increase accounts payable           1,145,822            (348,202)
  (Decrease) increase accrued interest         (2,336,560)              980,587
  Increase (decrease) accrued expenses           (311,666)              580,861
  Increase accrued income and other taxes        5,268,775            4,184,863
  (Decrease) other liabilities                    (51,459)                  ---
  (Decrease) minority interest                   (270,605)                  ---
                                                ----------           ----------
Net cash flows provided by
  operating activities                         $66,082,701          $43,104,940
                                                ==========           ==========

                 See Notes to Consolidated Financial Statements

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1:  PREPARATION OF INTERIM FINANCIAL STATEMENTS

         The  consolidated  financial  statements  have been  prepared  by Clear
Channel Communications, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report.

         The  consolidated  financial  statements  include  the  accounts of the
Company and its subsidiaries, the majority of which are wholly-owned. Investments in companies in which the Company owns 20 percent to 50 percent of the voting common stock or otherwise exercises significant influence over operating and financial policies of the company are accounted for under the equity method. All significant intercompany transactions are eliminated in the consolidation process. Certain reclassifications have been made to the 1996 consolidated financial statements to conform with the 1997 presentation.

Note 2:  RECENT ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted (but may not be adopted early) for fiscal years ending after December 15, 1997, which is applicable to the Company's fiscal year ended December 31, 1997. The impact is expected to result in an immaterial change in earnings per share.

         Also in February 1997, the Financial Accounting Standards Board issued Statement No. 129, Disclosure of Information about Capital Structure, which is effective for fiscal years ending after December 15, 1997. Statement 129 requires an explanation, in summary form within the financial statements, of the pertinent rights and privileges and characteristics of the Company's various outstanding securities.

Note 3:  RECENT DEVELOPMENTS

         The Company's affiliate, Heftel Broadcasting Corporation ("Heftel"), of which the Company owned 63.2% of the outstanding common stock, merged with Tichenor Media System, Inc. ("Tichenor") in February 1997 (the "Tichenor Merger") by issuing to Tichenor shareholders approximately 5.6 million shares of Heftel class A common stock. In the Tichenor Merger, all of the shares of Heftel class A common stock owned by the Company were converted into shares of convertible nonvoting Class B common stock of Heftel in order to comply with the cross-interest policy of the Federal Communications Commission. Heftel also completed in February an equity offering of 4.8 million shares of its class A common stock (the "Heftel Offering"). In conjunction with the Heftel Offering, the Company sold 350,000 shares of Heftel class A common stock that it owned, resulting in a gain on sale of investment securities of approximately $6.2 million. The sale of these 350,000 shares, together with the effects of the Tichenor merger and the Heftel Offering, decreased the Company's total ownership in Heftel to approximately 32.3% of Heftel's outstanding common stock.

On April 10, 1997, the Company acquired approximately ninety-three percent (93%) of the stock of Eller Media Corporation ("Eller"). Eller's operations include approximately 50,000 outdoor advertising display faces in 15 major metropolitan markets. As consideration for the stock acquired, the Company paid cash of approximately $329 million and issued Common Stock of the Company in the aggregate value of approximately $298 million. In addition, the Company issued options on the Company's, Common Stock with an aggregate value of approximately $51 million in connection with the assumption of Ellers outstanding stock options. In addition, the Company assumed approximately $417 million of Eller long-term debt, which was refinanced at the closing date using the Company's credit facility. This acquisition is being accounted for as a purchase with resulting goodwill of approximately $655 million which is being amortized over 25 years on a straight line basis. This purchase price allocation is preliminary and the results of operations are included in the Companys financial statements since April 1, 1997.

The results of operations for the six month periods ending June 30, 1997 and 1996 include the operations of Eller from the respective date of acquisition. Assuming the acquisition had occurred at January 1, 1996, unaudited pro forma consolidated results of operations would have been as follows:

                                                      Pro Forma (Unaudited)

                                                    Six Months Ended June 30
                                         in thousands (except per share amounts)

                                                       1997               1996
                                                       ----               ----

   Net broadcasting revenue                          $341,710          $306,123
   Net income                                        $ 20,016          $ 28,340
   Net income per share                              $    .23          $    .36

The pro forma information above is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had each of the stations been acquired at the beginning of 1996, nor is it indicative of future results of operations.

During June the Company entered into a letter of intent to purchase the radio broadcasting and outdoor advertising assets of Paxson Communications Corporation (Paxson), including assets currently under contract to Paxson. The Company will acquire the assets of Paxsons 46 radio stations, 6 radio networks, and approximately 350 outdoor display faces. The purchase price for these assets is approximately $590 million (plus up to $55 million in contingency payments based on performance), not including pending acquisitions. The purchase price for the pending acquisitions of 2 FM and 2 AM stations in West Palm Beach is approximately $25 million. The transaction is subject to the completion of Definitive Asset Purchase Agreements, the approval of the Federal Communications Commission and approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

To facilitate the Eller acquisition and possible future acquisitions including Paxson, the Company and its lenders amended the Companys credit facility on April 10, 1997 to increase the total amount available under the line of credit from $1.04 billion to $1.75 billion. On August 11, 1997, the Company filed a shelf registration statement on Form S-3 covering a combined $1.5 billion of debt securities, preferred shares, warrants, third party warrants, stock purchase contracts, stock purchase units and common stock. The shelf also covers preferred securities which may be issued from time to time by the Companys three Delaware statutory business trusts and guaranteed by Clear Channel.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of Three and Six Months Ended June 30, 1997 to Three and Six Months Ended June 30, 1996.

Consolidated net revenue for the three months ended June 30, 1997 increased 130% to $186,779,000 from $81,368,000 for the same quarter of 1996. Operating expenses increased 137% to $103,677,000 from $43,762,000. Depreciation and amortization increased 209% to $32,724,000 in the second quarter of 1997 from $10,588,000 in the second quarter of 1996. Operating income increased 80% to $45,360,000 compared to $25,215,000 for the second quarter of 1996. Interest expense increased 236% to $21,268,000 from $6,321,000 in the second quarter of 1996. Equity in net income from nonconsolidated affiliates increased to $4,406,000 in the second quarter of 1997 from $1,030,000 in the second quarter of 1996. Net income increased 20% to $15,094,000 or $.17 per share from $12,548,000 or $.17 per share.

Consolidated net revenue for the six months ended June 30, 1997 increased 99% to $285,068,000 from $143,577,000 for the same period in 1996. Operating expenses increased 103% to $166,732,000 from $81,992,000. Depreciation and amortization increased 152% to $48,670,000 from $19,343,000. Operating income increased 59% to $61,794,000 compared to $38,764,000 for the first six months of 1996. Interest expense increased 175% to $32,315,000 from $11,745,000. Other income increased to $5,199,000 from $186,000. Equity in net income from nonconsolidated affiliates increased to $5,320,000 in the first six months of 1997 from $1,747,000 for the comparable period in 1996. Net income increased 21% to $22,693,000 or $.27 per share from $18,786,000 or $.26 per share in 1996.

The majority of the growth in net revenue and operating expenses for both the quarter and the six months ended June 30, 1997 was due to the acquisition of 93% of the outstanding Common Stock of Eller on April 10, 1997 and the acquisition of the following radio and television stations during 1996 and the first six months of 1997:

Acquisition Date           Network or Station                          Location

1996 Acquisitions
February 14, 1996          WOOD-AM/FM, WBCT-FM                Grand Rapids, MI
May 15, 1996               US Radio, Inc.(USR)
                                    KHEY-AM/FM, KPRR-FM       El Paso, TX
                                    KJOJ-FM, KJOJ-AM          Houston, TX
                                    KMJX-FM, KDDK-FM          Little Rock, AR
                                    WHRK-FM, WDIA-AM          Memphis, TN
                                    WKKV-FM                   Milwaukee, WI
                                    WJCD-FM, WOWI-FM          Norfolk, VA
                                    WQOK-FM, WZZU-FM          Raleigh, NC
                                    WRAW-AM, WRFY-FM          Reading, PA
May 31, 1996               WENZ-FM                            Cleveland, OH
June 1, 1996               WTVR-AM/FM                         Richmond, VA
July 1, 1996               WPRI-TV                            Providence, RI
                           WNAC-TV                            Providence, RI
August 1, 1996             KEYI-FM, KFON-AM                   Austin, TX
August 1, 1996             Radio Equity
                           Partners, LP (REP)
                                    WARQ-FM, WWDM-FM          Columbia, SC
                                    WXRM-FM, WCKT-FM        Ft. Myers/Naples, FL
                                    WSJS-AM, WTQR-FM,
                                    WXRA-FM                   Greensboro, NC
                                    WNOE-FM, KLJZ-FM
                                    (now KKND-FM)             New Orleans, LA
                                    WHYN-AM/FM                Springfield, MA
                                    KXXY-AM (now KEBC-AM),
                                    KXXY-FM, KTST-FM          Oklahoma City, OK
October 1, 1996            WHKW-AM (now WKJK-AM),
                           WWKY-AM, WTFX-FM                   Louisville, KY
                           WSVY-FM                            Norfolk, VA
October 11, 1996           WCUZ-AM/FM                         Grand Rapids, MI
November 27, 1996          WMYK-FM                            Norfolk, VA
December 3, 1996           Radio Equity
                           Partners, LP (REP)
                                    WRXQ-FM, WEGR-FM,
                                    WREC-AM                   Memphis, TN
                                    WWBB-FM, WWRX-FM          Providence, RI
December 16, 1996          KJMS-FM, KWAM-AM                   Memphis, TN

1997 Acquisitions
January 31, 1997           WZZU-FM          Fuquay-Varina (Raleigh), NC
January 31, 1997           WQMF-FM          Jeffersonville, IN (Louisville, KY)
February 5, 1997           KHOM-FM          Houma (New Orleans), LA
February 5, 1997           KJOJ-AM          Conroe (Houston), TX
February 28, 1997          WVTI-FM          Holland (Grand Rapids), MI
March 14, 1997             WQBK-AM/FM,
                           WQBJ-FM, WXCR-FM (1)               Albany, NY
March 31, 1997             WMIL-FM, WOKY-AM                   Milwaukee, WI
April 10, 1997             WKII-AM, WFSN-FM and WOLZ-FM       FT. Meyers, FL

(1) These stations were purchased by the Company's 80%-owned subsidiary, Radio Enterprises, Inc.

The majority of the increase in depreciation and amortization was primarily due to the acquisition of the tangible and intangible assets associated with the purchase of Eller and the above-mentioned radio and television acquisitions. Interest expense increased primarily due to an increase in the average amount of debt outstanding -- which resulted from the above-mentioned acquisitions, the Company's funding in 1996 of the acquisition by Australian Radio Network ("ARN") of additional radio stations and the Company's purchase in August 1996 of an additional 41.8% interest in Heftel, which brought the Company's temporary controlling interest in Heftel to 63.2%. Other income for the six months increased because of the sale of 350,000 shares of Class A common stock of Heftel by the Company in the first quarter of 1997, which resulted in a $6.2 million gain. The majority of the increase in net income also was primarily due to the factors stated above, but was partially offset by an increase in corporate-related expenses.

Liquidity and Capital Resources

The major sources of capital for the Company have historically been cash flow from operations and proceeds of long-term borrowing under the Company's bank credit facilities, together with the funds supplied by the Company's initial stock offering in April 1984 and subsequent stock offerings in July 1991, October 1993, June 1996 and May 1997. As of June 30, 1997, the Company had $1,253,150,000 outstanding under its $1,750,000,000 revolving long-term line of credit facility, a total of $9,575,000 in a guaranty to a third party, and $17,494,000 in letters of credit, leaving $469,781,000 available for future borrowings under the credit facility. In addition, the Company had $29,120,000 in unrestricted cash and cash equivalents on hand at June 30, 1997.

Funding for the radio stations, the cash portion of the purchase price of Eller, the additional billboard faces and the refinancing of the $417,000,000 long-term debt in the acquisition of Eller was provided by cash flow from operations and the Company's credit facility as amended on April 10, 1997 to increase the total amount available from $1,040,000,000 to $1,750,000,000. The credit facility will convert to a reducing revolving line of credit on the last business day of June 2000, with quarterly reduction of the outstanding commitment to begin the last business day of September 2000 and continue during the subsequent five year period, with the entire balance to be repaid by the last business day of September 2005. The Company believes that cash flow from operations as well as the proceeds from securities offerings made by the Company from time to time will be sufficient to make all required future interest and principal payments on the credit facility and will be sufficient to fund all anticipated capital expenditures.


On May 14, 1997 the Company completed its offering of 5,093,790 shares of Common Stock. The net proceeds to the Company was $288,443,000, which was used to pay down the outstanding balance under the credit facility.


Future acquisitions of radio and televisions stations and other media-related properties, including the acquisitions of certain radio stations from Paxson, effected in connection with the implementation of the Company's acquisition strategy are expected to be financed from increased borrowings under the credit facility, debt or equity financings under the Companys $1.5 billion shelf registration statement filed August 11, 1997, other financing techniques, and cash from operations.

During the first six months of the year, the Company made principal payments on the credit facility totaling $346,926,000 and purchased capital equipment totaling $12,689,000. In addition, the Company purchased the following radio broadcasting and outdoor assets:

RADIO

WZZU-FM           Fuquay-Varina (Raleigh), NC   January 31, 1997     $ 6,582,000
WQMF-FM           Jeffersonville, IN
                  (Louisville, KY)              January 31, 1997     $13,500,000
KHOM-FM           Houma (New Orleans), LA       February 5, 1997     $ 6,854,000
KJOJ-AM           Conroe (Houston), TX          February 5, 1997     $   984,000
WVTI-FM           Holland (Grand Rapids), MI    February 28, 1997    $ 4,100,000
WQBK-AM/FM, WQBJ-FM,
WXCR-FM (1)       Albany, NY                    March 14, 1997       $ 7,500,000
WMIL-FM
WOKY-AM           Milwaukee, WI                 March 31, 1997       $41,246,000
WKII-AM, WSFN-FM
WOLZ-FM           FT. Meyers, FL                April 10, 1997       $11,000,000

(1) The broadcasting assets of these stations were purchased by the Company's 80%-owned subsidiary, Radio Enterprises, Inc.

OUTDOOR

During the second quarter, the Company acquired approximately 93% of the outstanding stock of Eller for total consideration of approximately $678,000,000, consisting of approximately $329,000,000 in cash and 6,643,637 shares of the Company's Common Stock (approximately $298,000,000 in Common Stock based on a price per share of $44.8625) and issued options on the Company's Common Stock with an aggregate value of approximately $51,000,000. The Company also assumed $417,000,000 of long-term debt from Eller and immediately refinanced that long-term debt using the credit facility. Also, during the second quarter the Company purchased additional billboard faces in several markets for approximately $20,000,000.

Risks Regarding Forward Looking Statements

Except for the historical information, this report contains various "forward-looking statements" which represent the Company's expectations or beliefs concerning future events, including the future levels of cash flow from operations. The Company cautions that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could have an adverse effect upon the Company's financial performance. These variables include economic conditions, the ability of the Company to integrate the operations of Eller and Paxson, shifts in population and other demographics, level of competition for advertising dollars, fluctuations in operating costs, technological changes and innovations, changes in labor conditions, changes in governmental regulations and policies, and certain other factors set forth in the Company's SEC filings. Actual results in the future could differ materially from those described in the forward-looking statements.

Part II -- OTHER INFORMATION

Item 2.  Changes in Securities

On April 10, 1997, the Company issued 6,643,636 unregistered shares of its Common Stock (approximately $298 million in Common Stock based on a price of approximately $44.8625 per share) to certain stockholders and option holders of Eller as part of a $627 million transaction to acquire approximately 93% of the then outstanding stock of Eller (the "Eller Media Acquisition"). On May 14, 1997, 5,906,210 shares of the Common Stock issued in connection with the Eller Media Acquisition were sold in a registered public offering pursuant to a demand registration.

The Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act"), for an exemption to the Act's registration requirements for transactions by an issuer not involving any public offering. The issuance of the Company's Common Stock in connection with the Eller Media Acquisition constituted a transaction by the issuer not involving a public offering.

Item 4.  Submission of Matters to a Vote of Security Holders

An annual meeting of shareholders of the Company was held on April 29, 1997. L. Lowry Mays, B. J. McCombs, Alan D. Feld, Theodore H. Strauss, and John H. Williams were elected as directors of the Company, each to hold office until the next annual meeting of shareholders or until his successor has been elected and qualified, subject to earlier resignation and removal. The shareholders also approved the selection of Ernst & Young LLP as independent auditors for the year ending December 31, 1997. Additionally, the shareholders approved an amendment to the Company's Articles of Incorporation increasing the authorized number of shares of Common Stock from 100,000,000 to 150,000,000.

The results of voting at the annual meeting of the shareholders were as follows:

                                 Proposal No. 1
                             (Election of Directors)

  Nominee                     For      Withheld/Against      Exceptions/Abstain

  L. Lowry Mays           69,631,868      631,996                460,472
  B. J. McCombs           69,631,868      631,996                460,472
  Alan D. Feld            69,631,868      631,996                460,472
  Theodore H. Strauss     69,631,868      631,996                460,472
  John H. Williams        69,631,868      631,996                460,472


                                 Proposal No. 2
                       (Selection of Independent Auditors)

                 For                  Withheld/Against       Exceptions/Abstain

              70,711,856                  2,478                    10,002


                                 Proposal No. 3
             (Amendment to the Company's Articles of Incorporation)

                 For                   Withheld/Against      Exceptions/Abstain

              70,237,678                   421,833                 64,825

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.  See Exhibit Index on Page 16
         (b)  Reports on Form 8-K

A report on Form 8-K dated April 17, 1997 was filed with respect to the Registrant's acquisition of approximately 93% of the common stock of Eller Media Corporation (Eller). Audited and unaudited financial statements of Eller were included in this filing and consisted of audited balance sheets and related statements of operations and cash flows for the years ended December 31, 1996, 1995, 1994 and unaudited balance sheets and statements of operations for the three months ended March 31, 1997.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CLEAR CHANNEL COMMUNICATIONS, INC.

Date     August 13, 1997                  /s/ L. Lowry Mays
                                         L. Lowry Mays - Chairman and
                                         Chief Executive Officer

Date     August 13, 1997                  /s/ Herbert W. Hill, Jr
                                         Herbert. W. Hill, Jr.
                                         Senior Vice President and
                                         Chief Accounting Officer

Index to Exhibits

(u)3.1     --   Current Articles of Incorporation of Registrant
(u)3.2     --   Second Amended and Restated Bylaws of Registrant
(a)4       --   Buy-Sell Agreement among Clear Channel  Communications,  Inc.,
                L. Lowry Mays, B. J. McCombs, John M. Schaefer and John W.
                Barger dated May 31, 1977.
(a)10.1    --   Incentive Stock Option Plan of Clear Channel Communications,
                Inc. as of January 1, 1984.
(b)10.2    --   Television Asset Purchase  Agreement dated January 27, 1992, by and between Chase Broadcasting of Memphis, Inc. and Clear
                Channel Television, Inc.
(b)10.3    --   Radio Asset Purchase  Agreement dated January 31, 1992, by and between Noble Broadcasting of Connecticut, Inc. and Clear
                Channel Radio, Inc.
(b)10.4    --   Radio Asset Purchase  Agreement dated April 19, 1992, by and between Edens Broadcasting, Inc. and Clear Channel Radio, Inc.
(k)10.5    --   Radio Asset Purchase Agreement dated January 31, 1993, by and between KHFI  Venture, LTD. and Clear Channel Radio, Inc.
(l)10.6    --   Radio Asset Purchase Agreement dated December 28, 1992, by and between Westinghouse  Broadcasting  Company,  Inc. and Clear
                Channel Radio, Inc.
(c)10.7    --   Radio Asset Purchase  Agreement dated December 23, 1992, by and between Inter-Urban Broadcasting of New Orleans Partnership and
                Snowden Broadcasting, Inc.
(d)10.8    --   Television Asset Purchase Agreement dated  August 19, 1993, by and between Television Marketing Group of Memphis, Inc. and
                Clear Channel Television, Inc.
(e)10.9     --  Radio Asset Purchase  Agreement April 1, 1993, by and Capital
                Broadcasting  of Virginia,  Inc. and Clear Channel Radio, Inc.
(f)10.10    --  Television Asset Purchase  Agreement dated August 31, 1993, by and between  Nationwide  Communications,  Inc. and Clear Channel
                Television, Inc.
(g)10.11   --   Radio Asset Merger Agreement dated March 22, 1994, by and
                between Metroplex Communications, Inc. and Clear Channel Radio,
                Inc.
(h)10.12   --   Radio  Partnership  Interest  Purchase  Agreement dated April 5,
                1994, by and between Cook Inlet  Communications, Inc. and WCC
                Associates and Clear Channel Radio, Inc.
(i)10.13   --   Television Asset Purchase  Agreement dated September  12,1994, by and between Heritage Broadcasting Company of New York, Inc.
                and Clear Channel Television, Inc. and Clear Channel Television
                Licenses, Inc.
(j)10.14   --   Radio Asset Purchase Agreement dated November 17, 1994, by and between Noble Broadcast of Houston, Inc. and Clear Channel
                Radio, Inc.
(k)10.15   --   Australian Radio Network Shareholders Agreement dated February,
                1995, by and between APN Broadcasting Investments Pty Ltd,
                Australian Provincial Newspapers Holdings Limited, APN
                Broadcasting Pty Ltd and Clear Channel Radio, Inc. and Clear
                Channel Communications, Inc.
(m)10.16   --   Clear Channel Communications, Inc. 1994 Incentive Stock Option
                Plan.
(m)10.17   --   Clear Channel Communications, Inc. 1994 Nonqualified Stock
                Option Plan.
(m)10.18   --   Clear Channel Communications, Inc. Directors' Nonqualified Stock
                Option Plan.
(m)10.19   --   Option Agreement for Officer
(s) 10.20  --   Employment Agreement between Clear Channel Communications, Inc.
                and L. Lowry Mays
(n) 10.21  --   Stock Purchase Agreement dated as of March 4, 1996 by and among
                US Radio Stations,  L.P.,  Blackstone USR Capital Partners L.P.,
                Blackstone USR Offshore Capital Partners L.P., Blackstone Family
                Investment  Partnership II L.P., BCP Radio L.P., BCP Offshore
                Radio L.P., US Radio Inc., Clear Channel Communications of
                Memphis,  Inc. and Clear Channel Communications, Inc.
(o)             10-22 -- Asset Purchase  Agreement,  dated as of May 9, 1996, by and among REP New England  G.P.,  REP  Southeast  G.P.,  REP Ft.
                Myers G.P.,  REP Rhode Island G.P.,  REP Florida G.P.,  REP WHYN
                G.P.,  REP WWBB  G.P.,S.E.  Licensee  G.P., REP WCKT G.P. and RI
                Licensee G.P.,  Radio Station  Management,  Inc.,  Clear Channel
                Radio, Inc., and Clear Channel Radio Licenses, Inc.
(p)10.23   --   Tender Offer between Clear Channel Radio, Inc. and Heftel
                Broadcasting Corporation dated June 1, 1996
(p)10.24   --   Stock  Purchase  Agreement  between Clear Channel Radio,  Inc.
                and Certain  Shareholders  of Heftel  Broadcasting Corporation
                dated June 1, 1996.
(q)10.25   --   Agreement and Plan of Merger Between Clear Channel
                Communications,  Inc.  ("PARENT") and Tichenor Media System,
                Inc. ("TICHENOR") dated July 9, 1996
(r)10.26        --  Stock   Purchase   Agreement  By  and  Among  Clear  Channel
                Communications,   Inc.,   Eller   Media   Corporation   and  the
                Stockholders of Eller Media Corporation Dated February 25, 1997.
(s)10.27        --  Amendment  to Stock  Purchase  Agreement  By and Among Clear
                Channel  Communications,  Inc., Eller Media  Corporation and the
                Stockholders of Eller Media Corporation Dated April 10, 1997.
(s)10.28   --   Registration  Rights  Agreement By and Among Clear Channel
                Communications,  Inc. and the  Stockholders  of Eller Media
                Corporation Dated April 10, 1997.
(s)10.29   --   Escrow  Agreement By and Among Clear Channel  Communications,
                Inc.,  Paul Meyer  ("Stockholder  Representative"),  EM Holdings
                LLC,  and Chase  Trust  Company of  California,  Dated April 10,
                1997.
(s)10.30   --   Stockholders Agreement By and Among Eller Media Corporation,
                Clear Channel Communications,  Inc. and EM Holdings LLC, Dated
                April 9, 1997.
(t)10.31   --   Third  Amended and  Restated  Credit  Agreement  by and among
                Clear Channel Communications, Inc., NationsBank of Texas, N.A., as administrative lender, the First National Bank of Boston, as documentation agent, the Bank of Montreal and Toronto Dominion
                (Texas), Inc., as co-syndication agents, and certain other lenders dated April 10, 1997.

     27    --   Financial Data Schedule

(a) -- Incorporated by reference to the exhibits of the Registrant's Registration Statement on Form S-1 (Reg. No. 289161) dated
         April 19, 1984.
(b)  --  Incorporated by reference to the Registrant's Form 8-K dated
         July 14, 1992.
(c)  --  Incorporated by reference to the Registrant's Form 10-Q dated
         May 12, 1993.
(d)  --  Incorporated by reference to the Registrant's Form 8-K dated
         September 2, 1993.
(e)  --  Incorporated by reference to the Registrant's Form 10-Q dated
         November 1, 1993.
(f)  --  Incorporated by reference to the Registrant's Form 8-K dated
         October 27, 1993.
(g)  --  Incorporated by reference to the Registrant's Form 8-K dated
         October 26, 1994.
(h)  --  Incorporated by reference to the Registrant's Form 10-Q dated
         November 14 1994.
(i)  --  Incorporated by reference to the Registrant's Form 8-K dated
         December 14, 1994.
(j)  --  Incorporated by reference to the Registrant's Form 8-K dated
         January 13, 1995.
(k)  --  Incorporated by reference to the Registrant's Form 8-K dated
         May 26, 1995.
(l)  --  Incorporated by reference to the Registrant's Form 10-Q dated
         November 14, 1995.
(m)  --  Incorporated by reference to the Registrant's Form S-8 dated
         November 20, 1995.
(n)  --  Incorporated by reference to the Registrant's Form 8-K dated
         May 4, 1996.
(o)  --  Incorporated by reference to the Registrant's Form 8-K dated
         June 5, 1996.
(p)  --  Incorporated by reference to the Registrant's Form S-3 dated
         June 14, 1996.
(q) -- Incorporated by reference to Heftel Broadcasting Corporation's Amendment 2 to Form SC 14D1/A dated July 9, 1996.
(r)  --  Incorporated by reference to the Registrant's Form 10-K dated
         March 31, 1997.
(s)  --  Incorporated by reference to the Registrant's Form 8-K dated
         April 17, 1997.
(t)  --  Incorporated by reference to the Registrant's Amendment No. 1 to
         Form S-3 Reg. No. 333-25497 dated May 9, 1997.
(u) -- Incorporated by reference to the Registrant's Registration Statement on Form S-3 Reg. No. 333-33371 dated August 11, 1997.