Form 10-Q
period 1997-09-30
CLEAR CHANNEL COMMUNICATIONS INC
filed 1997-11-06
CIK 739708

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                      QUARTERLY REPORT UNDER SECTION 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   For the quarter ended September 30, 1997     Commission file number 1-9645


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
Yes __x__ No _____

   Indicate the number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practicable date.



           Class                               Outstanding at November 4, 1997
- - - - - - - - - - - - -                      - - - - - - - - - - - - - - - -
Common Stock, $.10 par value                              98,069,477

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                                      INDEX




                                                                     Page No.
                                                                 - - - - - - -

Part I -- Financial Information

     Item 1.  Unaudited Financial Statements

     Consolidated Balance Sheets at September 30, 1997
     and December 31, 1996                                               3

     Consolidated Statements of Operations for the three
     and nine months ended September 30, 1997 and 1996                   5

     Consolidated Statements of Cash Flows for the nine months ended
     September 30, 1997 and 1996                                         6

     Notes to Consolidated Financial Statements                          8

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       11


Part II -- Other Information

     Item 6.  Exhibits and reports on Form 8-K                          15

         (a)  Exhibits
         (b)  Reports on Form 8-K

     Signatures                                                         15

     Index to Exhibits                                                  16

                                     PART I

Item 1.  UNAUDITED FINANCIAL STATEMENTS

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                            September 30,        December 31,
                                               1997                 1996
                                            (Unaudited)              (*)
                                        ----------------        ---------------
Current Assets
Cash and cash equivalents                     $35,178,250          $16,700,752
Income tax receivable                                 ---            3,092,693
Accounts receivable, less allowance of
  $11,679,124 at September 30, 1997 and
  $6,066,794 at December 31, 1996             126,755,753           79,182,580
Film rights - current                          16,124,116           14,187,640
                                           --------------       --------------
      Total Current Assets                    178,058,119          113,163,665

Property, Plant and Equipment
  Land                                        23,158,968           12,235,273
  Buildings                                   40,404,834           28,992,708
  Transmitter and studio equipment           166,315,517          153,254,927
  Furniture and other equipment               38,557,044           21,163,668
  Leasehold improvements                       5,416,710            5,322,365
  Structures and site leases                 449,848,520                  ---
  Construction in progress                    59,754,863            4,284,361
                                          --------------       --------------
                                             783,456,456          225,253,302
Less accumulated depreciation               (115,625,686)         (77,415,597)
                                           --------------       --------------
                                             667,830,770          147,837,705

Intangible Assets
  Network affiliation agreements              33,726,904           33,726,904
  Licenses and goodwill                    1,601,062,610          764,233,345
  Covenants not-to-compete                    24,591,932           22,991,932
  Other intangible assets                     13,001,733            8,711,977
                                        ----------------      ---------------
                                           1,672,383,179          829,664,158
Less accumulated amortization               (120,198,288)         (78,645,708)
                                        ----------------      ---------------
                                           1,552,184,891          751,018,450
Other Assets
  Deferred tax asset                          10,520,498                  ---
  Notes receivable - long-term                       ---           52,750,000
  Film rights - net                           16,181,912           13,436,589
  Equity investments in, and advances
    to, nonconsolidated affiliates           273,326,463          230,659,734
  Other assets                                65,759,487           10,807,633
  Other investments                           27,342,702            5,037,310
                                         ---------------      ---------------
Total Assets                              $2,791,204,842       $1,324,711,086
                                              ==========           ==========
* From audited financial statements

                             See Notes to Consolidated Financial Statements

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                          September 30,         December 31,
                                              1997                   1996
                                          (Unaudited)                 (*)
                                      ----------------         ---------------
Current Liabilities
Accounts payable                             $12,877,022           $9,864,401
Accrued interest                               2,037,131            6,272,193
Accrued expenses                              37,522,606            8,235,966
Income and other taxes                         3,741,810                  ---
Deferred income - current                      1,380,000            1,300,000
Current portion of long-term debt             13,067,246            1,479,327
Current portion of film rights liability      16,989,409           16,309,787
                                          --------------        -------------
   Total Current Liabilities                  87,615,224           43,461,674

Long-term debt                               897,588,467          725,131,618
Film rights liability                         17,857,139           13,797,015
Deferred income taxes                         15,839,624           11,283,303
Deferred income - long-term                   10,075,000           11,250,000
Other long-term liabilities                   43,240,996                  ---
Minority interests                            21,112,991            6,356,885

Shareholders' Equity
Common stock                                   9,808,991            7,699,207
Additional paid-in capital                 1,540,071,790          398,621,825
Retained earnings                            147,356,170          106,054,794
Other                                          1,225,763            1,225,763
Cost of shares held in treasury                 (587,313)            (170,998)
                                          ---------------       --------------
Total shareholders' equity                 1,697,875,402          513,430,591
                                          ---------------       --------------
Total Liabilities and
   Shareholders' Equity                   $2,791,204,842       $1,324,711,086
                                              ==========           ==========
* From audited financial statements

                                  See Notes to Consolidated Financial Statements

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              Nine Months Ended                          Three Months Ended
                                                    September 30,          September 30,          September 30,     September 30,
                                                       1997                   1996                   1997               1996
                                                    -----------            -----------            -----------       -----------

Gross revenue                                       $532,081,372           $269,735,560           $209,050,450      $107,189,144
Less agency commissions                              (62,905,862)           (31,319,386)           (24,942,861)      (12,349,686)
                                                     -----------            -----------            -----------       -----------
Net revenue                                          469,175,510            238,416,174            184,107,589        94,839,458
Operating expenses                                   266,541,810            135,401,285             99,809,426        53,408,934
Depreciation and amortization                         80,215,911             32,364,748             31,545,616        13,022,189
                                                     -----------            -----------            -----------       -----------
Operating income before corporate expenses           122,417,789             70,650,141             52,752,547        28,408,335
Corporate general and administrative expenses         13,698,590              5,647,710              5,827,718         2,170,128
                                                     -----------            -----------            -----------       -----------
Operating income                                     108,719,199             65,002,431             46,924,829        26,238,207

Interest expense                                     (51,804,260)           (19,778,376)           (19,489,677)       (8,033,067)
Other income                                           7,640,910                665,802              2,441,954           479,345
                                                     -----------            -----------            -----------       -----------
Income before income taxes                            64,555,849             45,889,857             29,877,106        18,684,485
Income taxes                                         (31,641,430)           (17,426,852)           (14,334,781)       (7,260,782)
                                                     -----------            -----------            -----------       -----------
Income before equity in net income (loss)
of, and other income from, nonconsolidated
affiliates                                            32,914,419             28,463,005             15,542,325        11,423,703
Equity in net income (loss) of, and other income
from, nonconsolidated affiliates                       8,386,957             (6,627,898)             3,066,502        (8,375,072)
                                                     -----------            -----------            -----------       -----------
Net income                                           $41,301,376            $21,835,107            $18,608,827        $3,048,631
                                                     ===========            ===========            ===========        ==========

Net income per common share                          $      .47             $      .30             $       .20        $      .04
                                                     ===========            ===========            ===========        ===========

Weighted average common and common
share equivalents outstanding                         87,564,348             73,557,856             93,521,902        78,240,998
                                                     ===========            ===========            ===========        ===========


                          See Notes to Consolidated Financial Statements

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                   Nine Months Ended
                                            September 30,        September 30,
                                                1997                  1996
                                           --------------        -------------
Net Cash Flows Provided By
Operating Activities                        $120,196,718          $70,153,589

Cash flows from investing activities:
Decrease (Increase) in notes receivable       52,750,000           (53,262,466)
Purchase of broadcasting assets             (120,731,460)         (464,289,248)
Purchase of outdoor assets                  (467,516,456)                  ---
Proceeds from disposal of broadcasting
assets                                           300,068                14,108
(Increase) in equity investments in and
  advances to nonconsolidated
  affiliates-net                             (41,482,909)         (140,399,742)
(Increase) in other investments              (22,305,392)             (516,386)
Purchases of property, plant and equipment   (22,569,071)          (14,986,565)
(Increase) in other intangible assets         (4,289,756)           (2,025,186)
(Increase) in other-net                      (20,484,086)          (11,266,924)
                                            -------------         ------------
   Net cash flows used in investing
   activities                               (646,329,062)         (686,732,409)

Cash flows from financing activities:
Proceeds from issuance of common stock       791,719,074           311,165,837
Payments on short-term debt                   (2,471,126)             (262,939)
Payments on long-term debt                (1,278,632,285)         (316,900,000)
Exercise of stock options                      2,736,598               220,225
Proceeds from long-term debt               1,031,257,581           634,875,000
                                           -------------          ------------
   Net cash flows provided by
   financing activities                      544,609,842           629,098,123
                                           -------------          ------------
   Net increase in cash and cash
   equivalents                                18,477,498            12,519,303

Cash and cash equivalents at beginning
of period                                     16,700,752             5,391,104
                                            ------------          ------------
Cash and cash equivalents at end of period   $35,178,250          $17,910,407
                                             ==========           ==========


                 See Notes to Consolidated Financial Statements

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                   SCHEDULE RECONCILING NET INCOME TO NET CASH
                     FLOWS PROVIDED BY OPERATING ACTIVITIES
                                   (UNAUDITED)


                                                   Nine Months Ended
                                           September 30,         September 30,
                                               1997                   1996
                                          ---------------       ---------------
Net income                                    $41,301,376          $21,835,107

Reconciling items:
  Depreciation                                 38,663,331           14,465,043
  Amortization of intangibles                  41,552,580           17,899,705
  Amortization of film rights                  12,395,896           10,533,301
  Payments on film rights                     (12,846,175)         (10,395,665)
  Recognition of deferred income               (1,095,000)                 ---
  Deferred taxes                                4,556,321                  ---
  (Gain) loss on disposal of assets               883,422              (23,627)
  Equity in net income of nonconsolidated
  affiliates                                   (3,419,370)                 ---
  Dividend and other payments                   2,235,550                  ---

Changes in operating assets and liabilities:
  (Increase) Decrease accounts receivable      (6,478,005)           1,982,898
  Increase deferred income                            ---           12,915,000
  (Decrease) Increase accounts payable           (764,100)           1,910,176
  (Decrease) Increase accrued interest         (4,314,394)           2,726,435
  (Decrease) Increase accrued expenses         (3,231,856)           1,153,691
  Increase (Decrease) accrued income and
  other taxes                                   6,834,503           (4,848,475)
  Increase other liabilities                    4,213,327                  ---
  (Decrease) minority interest                   (290,688)                 ---
                                             -------------        -------------
Net cash flows provided by operating
activities                                   $120,196,718          $70,153,589
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

Also in February 1997, the Financial Accounting Standards Board issued Statement No. 129, Disclosure of Information about Capital Structure, which is effective for fiscal years ending after December 15, 1997. Statement 129 requires an explanation, in summary form within the financial statements, of the pertinent rights, privileges, and characteristics of the Company's various outstanding securities.

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

Also in June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders.

Note 3:  RECENT DEVELOPMENTS

The Company's affiliate, Heftel Broadcasting Corporation ("Heftel"), of which the Company owned 63.2% of the outstanding common stock, merged with Tichenor Media System, Inc. ("Tichenor") in February 1997 (the "Tichenor Merger") by issuing to Tichenor shareholders approximately 5.6 million shares of Heftel class A common stock. In the Tichenor Merger, all of the shares of Heftel class A common stock owned by the Company were converted into shares of convertible nonvoting Class B common stock of Heftel in order to comply with the cross-interest policy of the Federal Communications Commission. In February 1997, Heftel also completed an equity offering of 4.8 million shares of its class A common stock (the "Heftel Offering"). In conjunction with the Heftel Offering, the Company sold 350,000 shares of Heftel class A common stock that it owned, resulting in a gain on sale of investment securities of approximately $6.2 million. The sale of these 350,000 shares, together with the effects of the Tichenor merger and the Heftel Offering, decreased the Company's total ownership in Heftel to approximately 32.3% of Heftel's aggregate outstanding Class A and Class B common stock.

On April 10, 1997, the Company acquired approximately ninety-three percent (93%) of the stock of Eller Media Corporation ("Eller"). Eller's operations include approximately 50,000 outdoor advertising display faces in 15 major metropolitan markets. As consideration for the stock acquired, the Company paid cash of approximately $329 million and issued common stock of the Company in the aggregate value of approximately $298 million. In addition, the Company issued options on the Company's common stock with an aggregate value of approximately $51 million in connection with the assumption of Eller's outstanding stock options. In addition, the Company assumed approximately $417 million of Eller long-term debt, which was refinanced at the closing date using the Company's credit facility. This acquisition is being accounted for as a purchase with resulting goodwill of approximately $655 million, which is being amortized over 25 years on a straight-line basis. This purchase price allocation is preliminary and the results of operations of Eller are included in the Company's financial statements since April 1, 1997.

The results of operations for the nine month periods ending September 30, 1997 includes the operations of Eller from the respective date of acquisition. Assuming the acquisition had occurred at January 1, 1996, unaudited pro forma consolidated results of operations for the nine months ended September 30, 1997 and 1996 would have been as follows:

                                                   Pro Forma (Unaudited)

                                              Nine Months Ended September 30
                                         In thousands (except per share amounts)

                                             1997                       1996
                                             ----                       ----

           Net revenue                     $525,818                   $442,317
           Net income                      $ 31,448                   $  7,035
           Net income per share            $    .36                   $    .09

The pro forma information above is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had Eller been acquired at the beginning of 1996, nor is it indicative of future results of operations.

On August 25, 1997, the Company and Paxson Communications Corp. ("Paxson") entered into definitive agreements which, subject to the terms and conditions thereof, provide for the acquisition by the Company of 43 of Paxson's radio stations (three of which are subject to Paxson's acquisition thereof), six radio news and sports networks, and approximately 350 outdoor advertising display faces for approximately $629 million in cash, and the grant to the Company of options to purchase two additional radio stations for approximately $3 million in cash (the "Paxson Acquisition"). All of the radio stations and display faces referred to above are located in Florida except for four radio stations located in Tennessee. On October 1, 1997, the Company entered into Time Brokerage Agreements ("TBA's") with Paxson regarding the 43 radio stations and consummated the purchases of the radio news and sports networks and the outdoor advertising display faces. In addition, the Company loaned to Paxson $398,050,000. This loan matures on the day the acquisition is consummated or in six months after the termination of the TBA's, which ever occurs first at an annual interest rate of 10%.

The consummation of the radio station purchases is subject to numerous conditions, including regulatory approval of the Federal Communications Commission ("FCC"). Waiver of the FCC's multiple ownership rules will be required to permit the Company to acquire Paxson radio stations in Jacksonville, Florida and Mobile, Alabama/Pensacola, Florida where the Company owns television stations. Additionally, some divestitures of radio stations will likely be required to obtain FCC approval if the Company exercises its option to purchase the two additional radio stations referred to above.

On October 23, 1997, the Company entered into a definitive agreement to merge with Universal Outdoor Holdings, Inc. (Universal). Universal's operations include approximately 34,000 outdoor advertising display faces in 23 markets. The merger is structured as an exchange of common stock pursuant to which; each share of Universal common stock will be exchanged for .67 shares of the Company's common stock or approximately 19,326,000 shares (the "Universal
Merger"). The Universal Merger is subject to certain closing conditions and regulatory approvals. This merger is expected to close during 1998.

To facilitate the Eller acquisition and possible future acquisitions including Paxson, the Company and its lenders amended the Company's credit facility on April 10, 1997 to increase the total amount available under the line of credit from $1.04 billion to $1.75 billion. On September 9, 1997, the Company filed a shelf registration statement on Form S-3 covering a combined $1.5 billion of debt securities, junior subordinated debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units (the "shelf registration statement"). The shelf registration statement also covers preferred securities which may be issued from time to time by the Company's three Delaware statutory business trusts and guarantees of such preferred securities by the Company.

On September 12, 1997, the Company completed its offering of eight million shares of common stock under the shelf registration statement. The net proceeds to the Company were $502,684,000 which was used to reduce the outstanding balance under the credit facility. Also, on October 9, 1997 the Company completed its offering of $300 million aggregate principal amount of 7.25% Debentures due October 15, 2027, under the shelf registration statement. The net proceeds to the Company were $292,689,000 which was used to reduce the outstanding balance under the credit facility.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of Three and Nine Months Ended September 30, 1997 to Three and Nine Months Ended September 30, 1996.

Consolidated net revenue for the three months ended September 30, 1997 increased 94% to $184,107,589 from $94,839,458 for the same quarter of 1996. Operating expenses increased 87% to $99,809,426 from $53,408,934. Depreciation and amortization increased 142% to $31,545,616 in the third quarter of 1997 from $13,022,189 in the third quarter of 1996. Operating income before corporate expenses increased 86% to $52,752,547 compared to $28,408,335 for the third quarter of 1996. Interest expense increased 143% to $19,489,677 from $8,033,067 in the third quarter of 1996. Equity in net income (loss) from nonconsolidated affiliates increased to $3,066,502 in the third quarter of 1997 from $(8,375,072) in the third quarter of 1996. Net income increased 510% to $18,608,827 or $.20 per share in the third quarter of 1997 from $3,048,631 or $.04 per share in the third quarter of 1996.

Consolidated net revenue for the nine months ended September 30, 1997 increased 97% to $469,175,510 from $238,416,174 for the same period in 1996. Operating expenses increased 97% to $266,541,810 from $135,401,285. Depreciation and amortization increased 148% to $80,215,911 from $32,364,748. Operating income before corporate expenses increased 73% to $122,417,789 compared to $70,650,141 for the first nine months of 1996. Interest expense increased 162% to $51,804,260 from $19,778,376. Other income increased to $7,640,910 from
$665,802. Equity in net income (loss) of, and other income from, nonconsolidated affiliates increased to $8,386,957 in the first nine months of 1997 from $(6,627,898) for the comparable period in 1996. Net income increased 89% to $41,301,376 or $.47 per share from $21,835,107 or $.30 per share in 1996.

The majority of the growth in net revenue and operating expenses for both the quarter and the nine months ended September 30, 1997 was due to the acquisition of 93% of the outstanding common stock of Eller on April 10, 1997 and the acquisition of the following radio and television stations during 1996 and the first nine months of 1997:

Acquisition Date     Network or Station                       Location

1996 Acquisitions
February 14, 1996    WOOD-AM/FM, WBCT-FM                   Grand Rapids, MI
May 15, 1996         US Radio, Inc.(USR)
                                  KHEY-AM/FM, KPRR-FM      El Paso, TX
                                  KJOJ-FM, KJOJ-AM         Houston, TX
                                  KMJX-FM, KDDK-FM         Little Rock, AR
                                  WHRK-FM, WDIA-AM         Memphis, TN
                                  WKKV-FM                  Milwaukee, WI
                                  WJCD-FM, WOWI-FM         Norfolk, VA
                                  WQOK-FM, WZZU-FM         Raleigh, NC
                                  WRAW-AM, WRFY-FM         Reading, PA
May 31, 1996          WENZ-FM                              Cleveland, OH
June 1, 1996          WTVR-AM/FM                           Richmond, VA
July 1, 1996          WPRI-TV                              Providence, RI
                      WNAC-TV                              Providence, RI
August 1, 1996        KEYI-FM, KFON-AM                     Austin, TX
August 1, 1996        Radio Equity Partners, LP (REP)
                                  WARQ-FM, WWDM-FM         Columbia, SC
                                  WXRM-FM, WCKT-FM         Ft. Myers/Naples, FL
                                  WSJS-AM, WTQR-FM,
                                  WXRA-FM                  Greensboro, NC
                                  WNOE-FM, KLJZ-FM
                                  (now KKND-FM)            New Orleans, LA
                                  WHYN-AM/FM               Springfield, MA
                                  KXXY-AM (now KEBC-AM),
                                  KXXY-FM, KTST-FM         Oklahoma City, OK
October 1, 1996       WHKW-AM (now WKJK-AM),
                      WWKY-AM, WTFX-FM                     Louisville, KY
                      WSVY-FM                              Norfolk, VA
October 11, 1996      WCUZ-AM/FM                           Grand Rapids, MI
November 27, 1996     WMYK-FM                              Norfolk, VA
December 3, 1996      Radio Equity Partners, LP (REP)
                                  WRXQ-FM WEGR-FM,
                                  WREC-AM                  Memphis, TN
                                  WWBB-FM, WWRX-FM         Providence, RI
December 16, 1996     KJMS-FM, KWAM-AM                     Memphis, TN

1997 Acquisitions
January 31, 1997      WZZU-FM                Fuquay-Varina (Raleigh), NC
January 31, 1997      WQMF-FM and WHKW-FM    Jeffersonville, IN (Louisville, KY)
February 5, 1997      KHOM-FM                Houma (New Orleans), LA
February 5, 1997      KJOJ-AM                Conroe (Houston), TX
February 28, 1997     WVTI-FM                Holland (Grand Rapids), MI
March 14, 1997        Radio Enterprises (1)
                                  WQBK-FM, WTMM-AM,
                                  WQBJ-FM and WXCR-FM      Albany, NY
March 31, 1997        WMIL-FM and WOKY-AM                  Milwaukee, WI
April 10, 1997        WKII-AM, WXRM-FM and WOLZ-FM         Ft. Myers, FL
August 15, 1997       WMFX-FM and WOIC-AM                  Columbia, SC
August 20, 1997       WLAN-AM/FM                           Lancaster, PA
September 15, 1997    WDUR-AM, WFXC-FM and WFXK-FM         Raleigh, NC

(1) These stations were purchased by the Company's 80%-owned subsidiary, Radio Enterprises, Inc.

The majority of the increase in depreciation and amortization was primarily due to the acquisition of the tangible and intangible assets associated with the purchase of Eller and the above-mentioned radio and television acquisitions. Interest expense increased primarily due to an increase in the average amount of debt outstanding -- which resulted from the above-mentioned acquisitions, the Company's funding in 1996 of the acquisition by Australian Radio Network ("ARN") of additional radio stations and the Company's purchase in August 1996 of an additional 41.8% interest in Heftel, which brought the Company's temporary controlling interest at that time in Heftel to 63.2%. Other income for the nine months increased primarily from the sale of 350,000 shares of Class A common stock of Heftel by the Company in the first quarter of 1997, which resulted in a $6.2 million gain. The majority of the increase in net income also was primarily due to the factors stated above, but was partially offset by an increase in corporate-related expenses.

Liquidity and Capital Resources

The major sources of capital for the Company have historically been cash flow from operations and proceeds of long-term borrowing under the Company's bank credit facilities, together with the funds supplied by the Company's initial stock offering in April 1984 and subsequent stock offerings in July 1991, October 1993, June 1996, May 1997 and September 1997. As of September 30, 1997, the Company had $876,150,000 outstanding under its $1,750,000,000 revolving long-term line of credit facility, a total of $9,575,000 in a guaranty to a third party, and $21,254,293 in letters of credit, leaving $843,020,707 available for future borrowings under the credit facility. In addition, the Company had $35,178,250 in unrestricted cash and cash equivalents on hand at September 30, 1997. Funding for the acquisition of the radio stations, the cash portion of the purchase price of Eller, the additional billboard faces and the refinancing of the $417,000,000 long-term debt in the acquisition of Eller was provided by cash flow from operations and the Company's credit facility as amended on April 10, 1997 to increase the total amount available from $1,040,000,000 to $1,750,000,000. The credit facility will convert to a reducing revolving line of credit on the last business day of June 2000, with quarterly reduction of the outstanding commitment to begin the last business day of September 2000 and continue during the subsequent five year period, with the entire balance to be repaid by the last business day of September 2005. The Company believes that cash flow from operations as well as the proceeds from securities offerings made by the Company from time to time will be sufficient to make all required future interest and principal payments on the credit facility and will be sufficient to fund all anticipated capital expenditures.

On May 14, 1997, the Company completed its offering of 5,093,790 shares of common stock. The net proceeds to the Company were $288,443,000, which was used to pay down the outstanding balance under the credit facility.

On September 12, 1997, the Company completed its offering of eight million shares of common stock under the shelf registration statement. The net proceeds to the Company were $502,684,000, which was used to reduce the outstanding balance under the credit facility.

During October, the Company completed its offering of $300 million aggregate principal amount of 7.25% Debentures due October 15, 2027 from its shelf registration. The net proceeds to the Company were $292,689,000 which was used to pay down the outstanding balance under the credit facility. In addition, in connection with the first closing of the Paxson acquisition the Company loaned to Paxson $398,050,000. This loan matures on the day the acquisition is consummated or in six months after the termination of the TBA's, which ever occurs first at an annual interest rate of 10%.

Future acquisitions of radio and televisions stations and other media-related properties, including the acquisitions of certain radio stations from Paxson and the Universal Merger, affected in connection with the implementation of the Company's acquisition strategy are expected to be financed from increased borrowings under the credit facility and cash from operations.

During the first nine months of the year, the Company made principal payments on the credit facility totaling $861,150,000 and purchased capital equipment totaling $22,569,000. In addition during 1997, the Company purchased the following radio broadcasting and outdoor assets:

RADIO

Station                             Location                           Acquisition Date          Purchase Price
WZZU-FM                             Fuquay-Varina (Raleigh), NC        January 31, 1997          $ 6,582,000
WQMF-FM, WHKW-FM                    Jeffersonville, IN
                                    (Louisville, KY)                   January 31, 1997          $13,500,000
KHOM-FM                             Houma (New Orleans), LA            February 5, 1997          $ 6,854,000
KJOJ-AM                             Conroe (Houston), TX               February 5, 1997          $   984,000
WVTI-FM                             Holland (Grand Rapids), MI         February 28, 1997         $ 4,100,000
WTMM-AM, WQBK-FM
WQBJ-FM, WXCR-FM (1)                Albany, NY                         March 14, 1997            $ 7,500,000
WMIL-FM
WOKY-AM                             Milwaukee, WI                      March 31, 1997            $41,246,000
WKII-AM, WXRM-FM
WOLZ-FM                             Ft. Myers, FL                      April 10, 1997            $11,000,000
WMFX-FM, WOIC-AM                    Columbia, SC                       August 15, 1997           $ 5,466,000
WLAN-AM/FM                          Lancaster, PA                      August 20, 1997           $ 7,000,000
WDUR-AM, WFXC-FM,
WFXK-FM                             Raleigh, NC                        September 15, 1997        $16,500,000


(1) The broadcasting assets of these stations were purchased by the Company's 80%-owned subsidiary, Radio Enterprises, Inc.

OUTDOOR

During the second quarter, the Company acquired approximately 93% of the outstanding stock of Eller for total consideration of approximately $678,000,000, consisting of approximately $329,000,000 in cash and 6,643,636 shares of the Company's common stock (approximately $298,000,000 in common stock based on a price per share of $44.8625) and issued options on the Company's common stock with an aggregate value of approximately $51,000,000. The Company also indirectly assumed $417,000,000 of long-term debt from Eller and immediately refinanced that long-term debt using the credit facility. Also, during the second and third quarters the Company purchased additional billboard faces in several markets for approximately $139,000,000.

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

Part II -- OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.  See Exhibit Index on Page 16
         (b)   Reports on Form 8-K
                  NONE


Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CLEAR CHANNEL COMMUNICATIONS, INC.



Date     November 6, 1997                 /s/ L. Lowry Mays
                                          L. Lowry Mays - Chairman and
                                          Chief Executive Officer

Date     November 6, 1997                 /s/ Herbert W. Hill, Jr.
                                          Herbert W. Hill, Jr.
                                          Senior Vice President and
                                          Chief Accounting Officer

Index to Exhibits

    4.2    --   Senior Indenture dated October 1, 1997, by and between Clear
                Channel Communications and the Bank of New York as Trustee.
(u) 3.1    --   Current Articles of Incorporation of Registrant
(u) 3.2    --   Second Amended and Restated Bylaws of Registrant
(a) 4      --   Buy-Sell Agreement among Clear Channel Communications, Inc.,
                L. Lowry Mays, B. J. McCombs,  John M. Schaefer and
                John W. Barger dated May 31, 1977.
(a) 10.1   --   Incentive Stock Option Plan of Clear Channel Communications,
                Inc. as of January 1, 1984.
(b) 10.2   --   Television Asset Purchase Agreement dated January 27, 1992, by and between Chase  Broadcasting of Memphis,  Inc. and
                Clear Channel Television, Inc.
(b) 10.3   --   Radio Asset Purchase  Agreement dated January 31, 1992, by and between Noble  Broadcasting of Connecticut,  Inc. and
                Clear Channel Radio, Inc.
(b) 10.4   --   Radio Asset  Purchase  Agreement  dated April 19, 1992,  by and between Edens  Broadcasting, Inc. and Clear Channel Radio, Inc.
(k) 10.5   --   Radio Asset Purchase Agreement dated January 31, 1993, by and between KHFI Venture,  LTD. and Clear Channel Radio, Inc.
(l) 10.6   --   Radio Asset Purchase Agreement dated December 28, 1992, by and between Westinghouse  Broadcasting  Company, Inc. and
                Clear Channel Radio, Inc.
(c) 10.7   --   Radio Asset Purchase  Agreement  dated  December 23, 1992, by and between  Inter-Urban  Broadcasting  of New Orleans
                Partnership and Snowden Broadcasting, Inc.
(d) 10.8   --   Television  Asset Purchase  Agreement dated August 19, 1993, by and between  Television  Marketing Group of Memphis,
                Inc. and Clear Channel Television, Inc.
(e) 10.9    --  Radio Asset  Purchase Agreement April 1, 1993,  by and Capital
                Broadcasting of Virginia, Inc. and Clear Channel Radio, Inc.
(f) 10.10   --  Television Asset Purchase Agreement dated August 31, 1993, by and between Nationwide Communications,  Inc. and Clear
                Channel Television, Inc.
(g) 10.11  --   Radio Asset Merger Agreement dated March 22, 1994, by and
                between Metroplex  Communications,  Inc. and Clear Channel
                Radio, Inc.
(h) 10.12  --   Radio Partnership  Interest Purchase Agreement dated April 5,
                1994, by and between Cook Inlet  Communications,  Inc. and WCC
                Associates and Clear Channel Radio, Inc.
(i) 10.13  --   Television Asset Purchase  Agreement dated September 12, 1994, by and between Heritage Broadcasting Company of New York, Inc.
                and Clear Channel Television, Inc. and Clear Channel Television
                Licenses, Inc.
(j) 10.14  --   Radio Asset Purchase Agreement dated November 17, 1994, by and between Noble  Broadcast of Houston,  Inc. and Clear
                Channel Radio, Inc.
(k) 10.15  --   Australian Radio Network Shareholders Agreement dated February,
                1995, by and between APN Broadcasting Investments Pty Ltd,
                Australian  Provincial  Newspapers Holdings Limited, APN
                Broadcasting Pty Ltd and Clear Channel Radio, Inc. and Clear
                Channel Communications, Inc.
(m) 10.16  --   Clear Channel Communications, Inc. 1994 Incentive Stock Option
                Plan.
(m) 10.17  --   Clear Channel Communications, Inc. 1994 Nonqualified Stock
                Option Plan.
(m) 10.18  --   Clear Channel Communications, Inc. Directors' Nonqualified
                Stock Option Plan.
(m )10.19  --   Option Agreement for Officer
(s) 10.20  --   Employment Agreement between Clear Channel Communications, Inc.
                and L. Lowry Mays
(n) 10.21  --   Stock Purchase Agreement dated as of March 4, 1996 by and among
                US Radio  Stations,  L.P.,  Blackstone USR Capital Partners
                L.P., Blackstone USR Offshore Capital Partners L.P., Blackstone
                Family Investment Partnership II L.P., BCP Radio L.P., BCP
                Offshore Radio L.P., US Radio Inc., Clear Channel
                Communications of Memphis, Inc. and Clear Channel
                Communications, Inc.
(o) 10-22 --    Asset Purchase  Agreement,  dated as of May 9, 1996, by
                and among REP New England  G.P.,  REP  Southeast  G.P.,  REP Ft.
                Myers G.P.,  REP Rhode Island G.P.,  REP Florida G.P.,  REP WHYN
                G.P.,  REP WWBB  G.P.,S.E.  Licensee  G.P., REP WCKT G.P. and RI
                Licensee G.P.,  Radio Station  Management,  Inc.,  Clear Channel
                Radio, Inc., and Clear Channel Radio Licenses, Inc.
(p)  10.23 --   Tender  Offer between Clear Channel Radio, Inc. and Heftel
                Broadcasting  Corporation  dated  June 1,  1996
(p)  10.24  --  Stock  Purchase Agreement between Clear Channel Radio, Inc. and certain  shareholders of Heftel Broadcasting Corporation dated
                June 1, 1996.
(q) 10.25  --   Agreement and Plan of Merger Between Clear Channel
                Communications,  Inc. ("PARENT") and Tichenor Media System, Inc.
                ("TICHENOR") dated July 9, 1996.
(r) 10.26  --   Stock  Purchase  Agreement  by and among  Clear  Channel
                Communications,  Inc.,  Eller  Media  Corporation  and the
                Stockholders of Eller Media Corporation dated February 25, 1997.
(s) 10.27  --   Amendment to Stock Purchase Agreement by and among Clear Channel
                Communications,  Inc., Eller Media Corporation and the
                Stockholders of Eller Media Corporation dated April 10, 1997.
(s) 10.28  --   Registration  Rights Agreement by and among Clear Channel
                Communications,  Inc. and the Stockholders of Eller Media
                Corporation dated April 10, 1997.
(s) 10.29  --   Escrow Agreement by and among Clear Channel Communications,
                Inc., Paul Meyer  ("Stockholder  Representative"),  EM
                Holdings LLC, and Chase Trust Company of California, dated
                April 10, 1997.
(s) 10.30  --   Stockholders  Agreement by and among Eller Media  Corporation,
                Clear Channel  Communications,  Inc. and EM Holdings LLC, dated
                April 9, 1997.
(t) 10.31  --   Third  Amended and  Restated  Credit  Agreement  by and
                among Clear Channel Communications,  Inc., NationsBank of Texas,
                N.A.,  as  administrative  lender,  the First  National  Bank of
                Boston, as documentation agent, the Bank of Montreal and Toronto
                Dominion (Texas),  Inc., as co-syndication  agents,  and certain other lenders dated April 10, 1997.
(v)  10.32 --   First Amendment to Third Amended and Restated Credit Agreement
                by and among Clear Channel Communications, Inc., NationsBank of
                Texas,  N.A., as administrative lender, the First National Bank of Boston, as documentation agent, the Bank of Montreal and
                Toronto Dominion (Texas), Inc., as co-syndication agents, and certain other lenders dated September 17, 1997.
(w) 10.33  --   Agreement and Plan of Merger dated as of October 23, 1997, among Universal  Outdoor  Holdings,  Inc., Clear Channel
                Communications, Inc. and UH Merger Sub, Inc. Voting Agreement
                dated as of October 23, 1997, by and among Clear Channel
                Communications, Inc. and Daniel L. Simon. Voting  Agreement
                dated as of October 23, 1997, by and among Clear Channel
                Communications, Inc. and Brian T. Clingen.
(x) 10.34  --   Asset Purchase Agreement by and among Paxson Communications
                Corporation, Clear Channel Metroplex, Inc., Clear Channel
                Metroplex Licenses, Inc., and Clear Channel Communications,
                Inc., dated August 25, 1997.
(x) 10.35  --   Asset Purchase Agreement by and among Paxson Communications
                Corporation, L. Paxson, Inc., Clear Channel Metroplex, Inc.,
                Clear Channel Metroplex Licenses, Inc., and Clear Channel
                Communications, Inc., dated August 25, 1997.

     27    --   Financial Data Schedule

(a) -- Incorporated by reference to the exhibits of the Registrant's Registration Statement on Form S-1(Reg. No. 289161) dated April 19, 1984.
(b)  --  Incorporated by reference to the Registrant's Form 8-K dated
         July 14, 1992.
(c)  --  Incorporated by reference to the Registrant's Form 10-Q dated
         May 12, 1993.
(d) -- Incorporated by reference to the Registrant's Form 8-K dated September 2, 1993.
(e) -- Incorporated by reference to the Registrant's Form 10-Q dated November 1, 1993.
(f) -- Incorporated by reference to the Registrant's Form 8-K dated October 27, 1993.
(g) -- Incorporated by reference to the Registrant's Form 8-K dated October 26, 1994.
(h) -- Incorporated by reference to the Registrant's Form 10-Q dated November 14 1994.
(i) -- Incorporated by reference to the Registrant's Form 8-K dated December 14, 1994.
(j) -- Incorporated by reference to the Registrant's Form 8-K dated January 13, 1995.
(k)  --  Incorporated by reference to the Registrant's Form 8-K dated
         May 26, 1995.
(l) -- Incorporated by reference to the Registrant's Form 10-Q dated November 14, 1995.
(m) -- Incorporated by reference to the Registrant's Form S-8 dated November 20, 1995.
(n)  --  Incorporated by reference to the Registrant's Form 8-K dated
         May 4, 1996.
(o)  --  Incorporated by reference to the Registrant's Form 8-K dated
         June 5, 1996.
(p)  --  Incorporated by reference to the Registrant's Form S-3 dated
         June 14, 1996.
(q) -- Incorporated by reference to Heftel Broadcasting Corporation's Amendment 2 to Form SC 14D1/A dated July 9, 1996.
(r) -- Incorporated by reference to the Registrant's Form 10-K dated March 31, 1997.
(s) -- Incorporated by reference to the Registrant's Form 8-K dated April 17, 1997.
(t) -- Incorporated by reference to the Registrant's Amendment No. 1 to Form S-3 Reg. No. 333-25497 dated May 9, 1997.
(u)  --  Incorporated by reference to the Registrant's Form S-3
         Reg. No. 333-33371 dated August 11, 1997.
(v) -- Incorporated by reference to the Registrant's Form 8-K dated October 14, 1997.
(w) -- Incorporated by reference to the Registrant's Form 8-K dated November 3, 1997.
(x) -- Incorporated by reference to the Registrant's Amendment No. 1 to Form S-3 Reg No. 333-33371 dated September 2, 1997.