Form 10-K
period 1997-12-31
CLEAR CHANNEL COMMUNICATIONS INC
filed 1998-03-31
CIK 739708

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997, or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to
         _________.

                             COMMISSION FILE NUMBER
                                     1-9645

                       CLEAR CHANNEL COMMUNICATIONS, INC.
           (Exact name of registrant as specified in its charter)

          Texas                                         74-1787539
(State of Incorporation)                     (I.R.S. Employer Identification No.)


                          200 Concord Plaza, Suite 600
                            San Antonio, Texas 78216
                            Telephone (210) 822-2828
              (Address, including zip code, and telephone number,
       including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $.10 par value per share.

      Securities registered pursuant to Section 12(g) of the Act:  .None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                 ---

On March 6, 1998, the aggregate market value of the Common Stock beneficially held by non-affiliates of the Company was approximately $6,439 million. (For purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates).

On March 6, 1998, there were 98,387,626 outstanding shares of Common Stock, excluding 39,694 shares held in treasury.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Annual Report to Shareholders for the year ended December 31, 1997 are incorporated by reference into Parts I, II, and IV.

Portions of the Company's Definitive Proxy Statement for the 1998 Annual Meeting dated March 24, 1998 are incorporated by reference into Part III.

                        HEFTEL BROADCASTING CORPORATION
                              INDEX TO FORM 10-K

                                                                                                  Page
                                                                                                Number
PART I.
-------

Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   27

Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   28

Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . .   28

PART II.
--------

Item 5.  Market for Registrant's Class A Common Stock and
             Related Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   29

Item 6.  Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   29

Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . .   29

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk  . . . . . . . . . . . . . .   29

Item 8.  Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . .   29

Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . .   29

PART III.
---------

Item 10.  Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . .   30

Item 11.  Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   32

Item 12.  Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . .   32

Item 13.  Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . .   32

PART IV.
--------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K  . . . . . . . . . . .   33

                                    PART  I

ITEM 1. BUSINESS

THE COMPANY

         The Company, which began operations in 1972, is a diversified media company that owns or programs radio and television stations and is one of the largest domestic outdoor advertising companies based on its total advertising display faces. In addition, the Company currently owns a 50% equity interest in the Australian Radio Network Pty. Ltd., which operates radio stations in Australia; a one-third equity interest in the New Zealand Radio Network, which operates radio stations throughout New Zealand; a 32.3% non-voting equity interest in Heftel Broadcasting Corporation (Nasdaq: HBCCA) ("Heftel"), a leading domestic Spanish-language radio broadcaster; and a 30% equity interest in American Tower Corporation, a leading domestic provider of wireless transmission sites.

         The radio stations currently owned or programmed by the Company are principally located in the South, Southeast, Southwest, Northeast and Midwest. These radio stations employ a wide variety of programming formats, such as News/Talk/Sports, Country, Adult Contemporary, Urban and Album Rock. The television stations currently owned or programmed by the Company are located in the South, Southeast, Northeast and Midwest. These television stations are affiliated with various television networks, including the FOX television network, the UPN television network, the ABC television network, the NBC television network and the CBS television network. Additionally, the Company operates radio networks serving Oklahoma, Texas, Iowa, Kentucky, Virginia, Alabama, Tennessee, Florida and Pennsylvania. The Company's outdoor advertising properties are located primarily in the South, Southeast, Midwest, and West. During 1997, the Company derived approximately 48% of its net revenue from radio operations, approximately 22% from television operations, and approximately 30% from outdoor advertising operations.

         The Company has its principal executive offices at 200 Concord Plaza, Suite 600, San Antonio, Texas 78216 (telephone: 210-822-2828).

COMPANY STRATEGY

         The Company's overall strategy is to acquire and develop a diverse array of media assets which enable the Company to assist its customers in employing the most effective and cost-efficient methods to market their products and services. Accordingly, the Company has assembled a diversified portfolio of assets encompassing radio broadcasting, television broadcasting and outdoor advertising. The Company plans to use this diversified collection of assets, along with the operating expertise of its management, to continue generating internal growth. The Company believes it can augment this internal growth with the opportunistic acquisition of additional media assets. Such potential acquisitions will be evaluated based on their strategic value to the Company, their potential to deliver attractive rates of return to the Company's shareholders, to add revenue and cash flow to its operating results, and to improve the performance of the Company's existing assets. Historically, the Company has been able to generate significant returns for its investors while maintaining financial flexibility through the prudent use of leverage. The Company believes that this prudent use of leverage has also contributed to the Company's relatively low cost of capital. The Company believes that focusing on its clients' goals, creating a sales-intensive operating organization, and maintaining a conservative financial position are synergistic aspects of its operating strategy.

         The Company believes that the potential exists for cooperation between its various business segments and that it can help its customers market their products and services more effectively and efficiently by offering greater flexibility in the choice of media outlets for marketing messages. The

Company is now able to offer additional advertising solutions for its customers in those markets where it simultaneously operates radio stations with television stations or outdoor advertising displays. In this way, the Company believes that its combination of assets will allow it to offer greater value to its customers. Additionally, the Company intends to use its various business segments to cross-promote one another when possible.

Broadcast Strategy

         The Company's broadcast strategy is to identify and acquire under-performing stations on favorable terms and to utilize management's extensive operating experience to improve the performance of such stations through effective programming, reduction of costs, and aggressive promotion, marketing and sales. In addition, the Company employs a marketing strategy that emphasizes direct sales to local customers rather than through advertising agencies and other intermediaries. The Company believes that this focus has enabled its stations to achieve market revenue shares exceeding their audience shares.

         The Company believes that clustering broadcasting assets together in markets leads to substantial operating advantages. The Company attempts to cluster radio stations in each of its principal markets, and believes that by controlling a larger share of the total advertising inventory in a particular market, it can offer advertisers more attractive packages of advertising options. The Company also believes that its cluster approach will allow it to operate its stations with more highly skilled local management teams and eliminate duplicative operating and overhead expenses. Within its television group, the Company's goal is to own and program one station in each of its markets and to program an additional station under a Local Marketing Agreement ("LMA") in each such market. In seven of its television markets, the Company already programs an additional television station under an LMA.

Outdoor Advertising Strategy

         The Company's outdoor advertising strategy is to expand its market presence in the outdoor advertising business and improve its operating results by (i) managing the advertising rates and occupancy levels of its displays to maximize market revenues; (ii) attracting new categories of advertisers to the outdoor medium through significant investments in sales and marketing resources; (iii) increasing focus on local advertising sales; (iv) constructing new displays and upgrading its existing displays; (v) taking advantage of technological advances which increase both sales force productivity and production department efficiency; (vi) acquiring additional displays in its existing markets and expanding into additional markets where the Company already has a broadcasting presence as well as into the country's largest media markets and their surrounding regional areas; and (vii) making opportunistic acquisitions of displays in new markets. The Company believes this strategy enhances its ability to effectively respond to advertisers' needs.

         To support this outdoor advertising operating strategy, the Company has decentralized its operating structure related to outdoor advertising in order to place authority, autonomy and accountability at the market level and provide local management with the tools necessary to oversee sales, display development, administration and production and to identify suitable acquisition candidates. The Company also maintains a fully-staffed sales and marketing office in New York which services national outdoor advertising accounts and supports the Company's local sales force in each market. The Company believes that one of its strongest competitive advantages is its unique blend of highly experienced corporate and local market management.

RECENT DEVELOPMENTS

Grupo Acir Acquisition

         On March 12, 1998, the Company entered into a definitive agreement to acquire 40% of the equity of Grupo Acir Communicaciones, S.A. de C.V. ("Grupo Acir") for $57,500,000 (the "Grupo Acir Acquisition"). Grupo Acir is one of the largest radio broadcasters in Mexico. It owns or programs affiliations 164 stations serving 72 markets in Mexico. Of the 164 stations, 65 are owned and operated by Grupo Acir and 99 are affiliated with one of its eight national digital networks. Seven of these owned stations are located in Mexico City, Mexico's largest media market.

         Due to constraints under Mexican Law, the Company's investment is being made through a Mexican trustee which will vote the Company's shares. Consummation of the Grupo Acir Acquisition is subject to numerous closing conditions, including, without limitation, receiving all required regulatory approvals of the Mexican government.

More Group Acquisition

         On March 5, 1998, the Company agreed to make a cash offer (the "More Group Acquisition") for all of the issued and to be issued shares of More Group Plc, an outdoor advertising company organized under the laws of the United Kingdom (the "More Group"), for j10.425 per share (approximately $17.20 per share on March 5, 1998). As of such date, the aggregate consideration for all of such shares was approximately $735.7 million. This offer was recommended to More Group shareholders by More Group's board of directors. More Group operates in 22 countries and has approximately 90,000 display faces, including approximately 50,000 street furniture panels and approximately 40,000 billboards.

         Consummation of the More Group Acquisition is subject to acceptance by the holders of at least 90% of the total shares of More Group or such lesser percentage as the Company may decide. This condition will not be satisfied unless the Company shall have acquired or agreed to acquire More Group shares carrying in aggregate more than 50% of the voting rights then exercisable at a general meeting of More Group. The More Group Acquisition is also subject to the receipt of all necessary approvals, including regulatory approvals, there being no material adverse change in the business of More Group and its subsidiaries taken as a whole, and numerous other conditions.

Universal Outdoor Merger

         On October 23, 1997, the Company and Universal Outdoor Holdings, Inc. ("Universal") entered into a Merger Agreement (the "Merger Agreement"). Universal is a leading outdoor advertising company operating approximately 34,000 advertising display faces predominantly in the Midwest, Northeast and Southeast. Pursuant to the Merger Agreement, a wholly-owned subsidiary of the Company will be merged with and into Universal, with Universal continuing as the surviving corporation and a wholly owned subsidiary of the Company (the "Universal Merger"). On February 6, 1998, the stockholders of Universal voted to approve the Universal Merger.

         Subject to the terms and conditions of the Merger Agreement, each share of Universal common stock outstanding immediately prior to the consummation of the Universal Merger will be converted into 0.67 shares of the Company's Common Stock. Outstanding warrants and options to acquire shares of Universal common stock held by certain senior level employees of Universal will be canceled in exchange for shares of the Company's Common Stock. It is anticipated that approximately 19.3 million shares of the Company's Common Stock will be issued in the Universal Merger, representing approximately 15.7% of the shares of the Company's Common Stock expected to be outstanding after the Universal Merger.

         In connection with the Universal Merger, Daniel L. Simon, the current President and Chief Executive Officer of Universal, entered into an employment agreement with the Company pursuant to which he will become, upon consummation of the Universal Merger, the Vice Chairman and Chief Operating Officer of Universal, Eller Media Corporation, a subsidiary of the Company ("Eller Media"), their respective subsidiaries and affiliate companies and any successor company or affiliates of the Company which are in the business of outdoor advertising.

         Consummation of the Universal Merger is subject to numerous closing conditions, including the receipt of all regulatory approvals and other necessary approvals.

Paxson Radio Acquisition

         On October 1, 1997, the Company acquired six radio news and sports networks and approximately 350 outdoor advertising display faces from Paxson Communications Corp. ("Paxson"). On December 8, 1997, the Company acquired 43 radio stations from Paxson and certain affiliates of Paxson (the "Paxson Radio Acquisition"). The total purchase price for such acquisitions was approximately $629 million in cash. Prior to the consummation of the acquisition of the radio stations on December 8, 1997, the Company entered into a commercial time brokerage agreement with respect to most of such radio stations and commercial time sales agreements with respect to certain other radio stations. All of the radio stations and display faces referred to above are located in Florida except for four radio stations located in Tennessee.

         In connection with the acquisitions of seven of the radio stations from Paxson in the Jacksonville, Florida and the Mobile, Alabama/Pensacola, Florida markets, the Company received temporary waivers of the Federal Communications Commission's ("FCC") one-to-a-market rule which generally prohibits the common ownership of radio and television stations in the same market. Such waivers are conditioned upon the outcome of the FCC's pending ownership attribution rulemaking proceeding. Some divestitures could be required at the conclusion of the rulemaking proceeding. Should divestitures be necessary, the Company will be required to submit applications to the FCC seeking consent to sell any nonconforming stations within six months following finality of the rulemaking.

         On December 8, 1997, the Company acquired options from Paxson to purchase a radio station in Tampa, Florida and a radio station in Pensacola, Florida for a total of approximately $3 million in cash. The Company and Paxson are parties to commercial time sales agreements with respect to such stations. The Company presently intends to exercise its option to acquire the radio station in Tampa, Florida for approximately $1 million and has divested an existing radio station it owned in Tampa in order to obtain FCC approval of the exercise of such option.

Eller Media Acquisition

         On April 10, 1997, the Company acquired approximately 93% of the then outstanding stock of Eller Media for a total consideration of approximately $627 million, consisting of approximately $329 million in cash and 6,643,636 shares of the Company Common Stock (approximately $298 million in the Company Common Stock based on a price per share of $44.8625 per share) (the "Eller Media Acquisition"). Immediately following the consummation of the Eller Media Acquisition, the Company retired approximately $417 million of Eller Media's outstanding bank debt through borrowings under the Credit Facility. In addition, the Company issued options (with an estimated fair value of approximately $51 million) to purchase 1,468,182 shares of the Company Common Stock in connection with the assumption of Eller Media's outstanding stock options. The Company also agreed to issue 147,858 shares of Common Stock pursuant to certain phantom stock plan obligations assumed by the Company as part of the Eller Media Acquisition. The holders of the approximately 7% of the then outstanding capital stock of Eller Media not purchased by the Company have the right to require the Company to acquire such stock for 1,081,469 shares of the Company's Common Stock until April 10, 2002. From and after April 10, 2004 (or before such date upon the occurrence of certain events), the Company will have the right to acquire this minority interest stake in Eller Media for 1,081,469 shares of Common Stock. On April 29, 1997, Karl Eller, the Chief Executive Officer of Eller Media, was appointed to the Company's Board of Directors. Mr. Eller currently is employed by the Company to run Eller Media as a subsidiary of the Company pursuant to an employment contract which is due to expire on August 18, 1999. In addition, Mr. Eller and other members of the Eller Media management team have a significant stake in the Company's stock options through the conversion of existing Eller Media stock options into options to purchase the Company's Common Stock.

Heftel Broadcasting Corporation

         On February 14, 1997, the Company's nonconsolidated affiliate, Heftel, then the largest Spanish language radio broadcasting company, completed a merger with Tichenor Media System, Inc. ("Tichenor" and the "Tichenor Merger"), then the third largest Spanish language radio broadcasting company. Following the Tichenor Merger, Heftel owns or programs 36 radio stations in 11 markets. As a result of the Tichenor Merger, the sale by the Company of 350,000 shares of Heftel's voting common stock and subsequent issuances of common stock by Heftel, the Company's total ownership interest in Heftel has been reduced to approximately 28.7% of the total outstanding common stock of Heftel (voting and non- voting). In the Tichenor Merger, all of the voting common stock of Heftel owned by the Company and shares of Tichenor's common stock owned by the Company were converted into shares of convertible nonvoting common stock of Heftel on a one- for-one basis in order to comply with the cross-interest policy of the Federal Communications Commission. See "-- Regulation of the Company's Business."

Other Completed and Pending Acquisitions

         During the period from December 31, 1997 through March 12, 1998, the Company completed the acquisition of 21 additional radio stations for approximately $110.7 million in five markets and completed the acquisition of or obtained the rights to lease 4,592 display faces for approximately $103.5 million in nine markets.

         During the period from December 31, 1997 through March 12, 1998, in addition to the pending Universal Merger and More Group Acquisition, the Company entered into definitive agreements to purchase 16 display faces for approximately $2.2 million in four markets. In addition, acquisitions to purchase four additional radio stations for approximately $9.8 million in two markets are pending pursuant to definitive agreements executed prior to December 31, 1997. All of these acquisitions of broadcast properties are subject to the approval of the FCC and, in some cases, the Federal Trade

Commission (the "FTC") and the Antitrust Division of the United States Department of Justice (the "Antitrust Division"), as well as certain other closing conditions.

Public Offerings

         On May 19, 1997, the Company completed the offering and sale of 5,093,790 shares of Common Stock in an underwritten public offering for a total of $279,564,544 in proceeds. On May 21, 1997, the Company sold an additional 1,000,000 shares of Common Stock in connection with the exercise of an underwriters' over-allotment option for a total of $47,334,000 in proceeds. On September 18, 1997, the Company completed the offering and sale of 8,000,000 shares of Common Stock in a block trade with Salomon Brothers Inc for a total of $504,000,000 in proceeds. On October 15, 1997, the Company completed the offering and sale of $300,000,000 aggregate principal amount of 7.25% Debentures due October 15, 2027 in an underwritten public offering for a total of $292,689,000 in proceeds. On March 30, 1998, the Company completed the offering and sale of 6,000,000 shares of Common Stock and $500,000,000 aggregate principal amount of 2.625% Senior Convertible Notes due April 1, 2003 in concurrent public offerings for a total of $578,160,000 and $492,500,000 in proceeds, respectively. The proceeds from the various offerings were used to repay borrowings outstanding under the Company's revolving credit facility, to finance acquisitions and for general corporate purposes.

EMPLOYEES

At January 1, 1998, the Company had approximately 5,400 domestic employees:
3,500 in radio operations, 800 in television operations, 1,000 in outdoor operations and 100 in corporate activities.

INDUSTRY SEGMENTS

         The Company consists of three principal business segments -- radio broadcasting, television broadcasting and outdoor advertising. The radio segment includes both stations for which the Company is the licensee and stations for which the Company programs and/or sells air time under LMAs or joint sales agreements ("JSAs"). The radio segment also operates eleven networks. The television segment includes both television stations for which the Company is the licensee and stations programmed under LMAs. The outdoor advertising segment has advertising display faces in 15 major domestic markets.

         Information relating to the industry segments of the Company's operations, currently radio, television and outdoor for 1997, and radio and television for 1996 and 1995 is included in "Note K: Segment Data" in the Notes to Consolidated Financial Statements in the Company's Annual Report to Shareholders and hereby is incorporated by reference as well as the information set forth under "Radio Broadcasting," "Television Broadcasting" and "Outdoor Advertising."

Radio Broadcasting

         The following table sets forth certain selected information with regard to each of the Company's 56 AM and 117 FM radio stations which it owned or programmed, or for which it sold airtime, as of December 31, 1997.

                                                                                        AM           FM
                                   MARKET                                            STATIONS     STATIONS    TOTAL
                                   ------                                            --------     --------    -----
                           ARKANSAS
                           Little Rock . . . . . . . . . . . . . . . . . . . . . .    --           5            5
                           CALIFORNIA
                           Monterrey . . . . . . . . . . . . . . . . . . . . . . .    2(a)         4(a)         6
                           CONNECTICUT
                           New Haven . . . . . . . . . . . . . . . . . . . . . . .    2            1            3
                           FLORIDA
                           Florida Keys  . . . . . . . . . . . . . . . . . . . . .    --           3            3
                           Ft. Myers/Naples  . . . . . . . . . . . . . . . . . . .    1            4            5
                           Jacksonville  . . . . . . . . . . . . . . . . . . . . .    2            4            6
                           Miami/Ft. Lauderdale  . . . . . . . . . . . . . . . . .    3            5            8
                           Orlando . . . . . . . . . . . . . . . . . . . . . . . .    2            4            6
                           Panama City . . . . . . . . . . . . . . . . . . . . . .    1            4            5
                           Pensacola . . . . . . . . . . . . . . . . . . . . . . .    --           2(b)         2
                           Tallahassee                                                1            4            5
                           Tampa/St. Petersburg  . . . . . . . . . . . . . . . . .    4(c)         5            9
                           West Palm Beach . . . . . . . . . . . . . . . . . . . .    1            2            3
                           KENTUCKY
                           Louisville  . . . . . . . . . . . . . . . . . . . . . .    3            4            7
                           LOUISIANA
                           New Orleans . . . . . . . . . . . . . . . . . . . . . .    2            5            7
                           MASSACHUSETTS
                           Springfield . . . . . . . . . . . . . . . . . . . . . .    1            1            2
                           MICHIGAN
                           Grand Rapids  . . . . . . . . . . . . . . . . . . . . .    2            4            6
                           NEW YORK
                           Albany  . . . . . . . . . . . . . . . . . . . . . . . .    1(d)         3(d)         4
                           NORTH CAROLINA
                           Winston-Salem . . . . . . . . . . . . . . . . . . . . .    1            2            3
                           Raleigh . . . . . . . . . . . . . . . . . . . . . . . .    1            4            5
                           OHIO
                           Cleveland . . . . . . . . . . . . . . . . . . . . . . .    1            2            3
                           Dayton  . . . . . . . . . . . . . . . . . . . . . . .      1(a)         2(a)         3
                           OKLAHOMA
                           Oklahoma City . . . . . . . . . . . . . . . . . . . . .    3(c)         4            7
                           Tulsa . . . . . . . . . . . . . . . . . . . . . . . . .    2(c)         4(b)(c)      6
                           PENNSYLVANIA
                           Lancaster . . . . . . . . . . . . . . . . . . . . . . .    1            1            2
                           Reading . . . . . . . . . . . . . . . . . . . . . . . .    1            1            2
                           RHODE ISLAND
                           Providence  . . . . . . . . . . . . . . . . . . . . . .    --           2            2
                           SOUTH CAROLINA
                           Columbia  . . . . . . . . . . . . . . . . . . . . . . .    1            3            4
                           TENNESSEE
                           Cookeville  . . . . . . . . . . . . . . . . . . . . . .    2            2            4
                           Memphis . . . . . . . . . . . . . . . . . . . . . . . .    3            4            7
                           TEXAS
                           Austin  . . . . . . . . . . . . . . . . . . . . . . . .    1            3            4
                           El Paso . . . . . . . . . . . . . . . . . . . . . . . .    1            2            3
                           Houston . . . . . . . . . . . . . . . . . . . . . . . .    3(e)         4(c)         7
                           San Antonio . . . . . . . . . . . . . . . . . . . . . .    2            3(b)         5
                           VIRGINIA
                           Norfolk . . . . . . . . . . . . . . . . . . . . . . . .    --           4            4
                           Richmond  . . . . . . . . . . . . . . . . . . . . . . .    3            3            6
                           WISCONSIN
                           Milwaukee . . . . . . . . . . . . . . . . . . . . . . .    1            3             4
                                                                                      ---          ---          ----
                                   Total   . . . . . . . . . . . . . . . . . . . .    56           117          173
                                                                                      ==           ===          ===

_________________
(a) Stations programmed pursuant to an LMA (FCC licenses not owned by the Company).
(b) Includes one station for which the Company sells airtime pursuant to a JSA (FCC license not owned by the Company).
(c) Includes one station programmed pursuant to an LMA (FCC license not owned by the Company).
(d) Stations owned by Radio Enterprises, Inc., in which the Company owns an 80% interest.
(e) Includes two stations which are owned by CCC-Houston AM, Ltd., in which the Company owns an 80% interest.

         The Company also owns the Kentucky News Network based in Louisville, Kentucky, the Virginia News Network based in Richmond, Virginia, the Oklahoma News Network based in Oklahoma City, Oklahoma, the Voice of Southwest Agriculture Network based in San Angelo, Texas, the Clear Channel Sports Network based both in College Station, Texas, and Des Moines, Iowa, the Alabama Radio Network based in Birmingham, Alabama, the Tennessee Radio Network based in Nashville, Tennessee, the University of Miami Sports Network based in Miami, Florida, the Florida Radio Network based in Orlando, Florida, the University of Florida Sports Network based in Gainesville, Florida and Orlando, Florida, and the Penn State Sports Network based in Trevose, Pennsylvania.

         In addition, the Company owns a 50% equity interest in the Australian Radio Network Pty, Ltd., which operates ten radio stations in Australia, a one-third equity interest in the New Zealand Radio Network, which operates 52 radio stations throughout New Zealand, a 50% equity interest in Radio Bonton, a.s., which operates a radio station in the Czech Republic, and a 32.3% non-voting equity interest in Heftel Broadcasting Corporation, a leading domestic Spanish- language broadcaster which operates 36 radio stations in the 11 domestic markets.

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

         The Company has focused its sales effort on selling directly to local advertisers. Direct contact with its customers has aided the Company's sales personnel in developing long-standing customer relationships, which the Company believes are a competitive advantage. The Company's sales personnel are paid on a commission basis, which emphasizes this direct local focus. The Company believes that this focus has enabled some of its stations to achieve market revenue shares exceeding their audience shares in a given year. Each of the Company's radio stations also engages independent sales representatives to assist it in obtaining national advertising. The representatives obtain advertising through national advertising agencies and receive a commission from the Company based on the Company's net revenue from the advertising obtained. In February 1996, the Company formed an alliance with one of the nation's largest national advertising representation firms, whereby the firm will dedicate certain personnel to work exclusively for the Company's radio stations. The Company believes this arrangement will help its stations to achieve higher shares of national advertising revenue.

         The major costs associated with radio broadcasting are related to personnel and programming. In an effort to monitor these costs, corporate management routinely reviews staffing levels and programming costs. Combined with the centralized accounting functions, this monitoring enables the Company to effectively control expenses. Corporate management also advises local station managers on programming and other broad policy matters and is responsible for long-range planning, allocating resources and financial reporting and controls.

Television Broadcasting

         The following table sets forth certain selected information with regard to each of the Company's 18 television stations and one satellite station which it owned or programmed as of December 31, 1997.

                                                                                                             NETWORK
                                            MARKET                                                          AFFILIATION
                                            ------                                                          -----------

                           ALBANY/SCHENECTADY/TROY, NEW YORK
                           WXXA-TV . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   FOX
                           HARRISBURG/LEBANON/LANCASTER/YORK, PENNSYLVANIA
                           WHP-TV  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   CBS
                           WLYH-TV(a)  . . . . . . . . . . . . . . . . . . . . . . . . . . .                   UPN
                           JACKSONVILLE, FLORIDA
                           WAWS-TV . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   FOX
                           WTEV-TV(a)  . . . . . . . . . . . . . . . . . . . . . . . . . . .                   UPN
                           LITTLE ROCK, ARKANSAS
                           KLRT-TV . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   FOX
                           KASN-TV(a)  . . . . . . . . . . . . . . . . . . . . . . . . . . .                   UPN
                           MEMPHIS, TENNESSEE
                           WPTY-TV . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   ABC
                           WLMT-TV(a)  . . . . . . . . . . . . . . . . . . . . . . . . . . .                   UPN
                           MINNEAPOLIS, MINNESOTA
                           WFTC-TV . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   FOX
                           MOBILE, ALABAMA/PENSACOLA, FLORIDA
                           WPMI-TV . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   NBC
                           WJTC-TV(a)  . . . . . . . . . . . . . . . . . . . . . . . . . . .                   UPN
                           PROVIDENCE/NEW BEDFORD, RHODE ISLAND
                           WPRI-TV . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   CBS
                           WNAC-TV(a)  . . . . . . . . . . . . . . . . . . . . . . . . . . .                   FOX
                           TUCSON, ARIZONA
                           KTTU-TV(b)  . . . . . . . . . . . . . . . . . . . . . . . . . . .                   UPN
                           TULSA, OKLAHOMA
                           KOKI-TV . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   FOX
                           KTFO-TV(a)  . . . . . . . . . . . . . . . . . . . . . . . . . . .                   UPN
                           WICHITA, KANSAS
                           KSAS-TV . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   FOX
                           SALINA, KANSAS
                           KAAS-TV(c)  . . . . . . . . . . . . . . . . . . . . . . . . . . .                   FOX

_________________
(a)      LMA (FCC license not owned by the Company).
(b)      Station programmed by another party pursuant to an LMA.
(c)      Satellite station of KSAS-TV in Wichita, Kansas.

         The Company purchases the broadcast rights for the majority of its television programming for its Fox and UPN affiliates from various syndicators. The Company competes with other television stations within each market for these broadcast rights. These programming costs have declined in the past five years due to the decrease in the number of stations in the Company's markets competing for the same programming; however, they are expected to increase slightly in the foreseeable future. Moreover, the affiliation changes to NBC in Mobile, Alabama and to ABC in Memphis, Tennessee have reduced the Company's need to obtain outside programming.

         The primary sources of programming for the Company's affiliated television stations are their respective networks, which produce and distribute programming in exchange for each station's commitment to air the programming at specified times and for commercial announcement time during the programming. For 1996, the Fox, NBC and ABC networks' primary programming was intended to appeal primarily to a target audience of 18-49 year old adults, while the CBS network's primary programming was intended to appeal primarily to a target audience of 25-54 year old adults.

         The second source of programming is the production of local news programming on the Fox, CBS, ABC and NBC affiliate stations in Jacksonville, Florida; Harrisburg, Pennsylvania; Memphis, Tennessee; Mobile, Alabama; Providence, Rhode Island; and Albany, New York, respectively. Local news programming traditionally has appealed to a target audience of adults 25 to 54 years of age. Because these viewers generally have increased buying power relative to viewers in other demographic groups, they are one of the most sought-after target audiences for advertisers. With such programming, these stations are able to attract advertisers to which they otherwise would not have access.

         Each Fox contract currently runs for a five year term expiring in 1998, except for the Fox contract for WXXA-TV Albany, New York, which expires in 1999, and may be renewed by Fox or the Company. Based on the performance of its Fox- affiliated stations to date, the Company expects it will continue to be able to renew its Fox contracts, although no assurances in this regard can be given. The network affiliation agreements with ABC (for WPTY-TV in Memphis, Tennessee, effective December 1, 1995), CBS (for WHP-TV in Harrisburg, Pennsylvania, renewed and effective December 18, 1995), NBC (for WPMI-TV in Mobile, Alabama, effective January 1, 1996) and UPN (for KTTU-TV in Tucson, Arizona, entered into in 1995) run for ten-year terms.

         Revenue is generated primarily from the sale of local and national advertising, as well as from fees received from the affiliate television networks. Advertising rates depend primarily on the quantitative and qualitative characteristics of the audience the Company can deliver to the advertiser. Local advertising is sold by the Company's sales personnel, while national advertising is sold by independent national sales representatives. The Company's broadcasting revenue is seasonal, with the fourth quarter typically generating the highest level of revenue and the first quarter typically generating the lowest. The fourth quarter generally reflects higher advertising in preparation for the holiday season and the effect of political advertising in election years.

         The Company's broadcasting results are dependent on a number of factors, including the general strength of the economy, population growth, ability to provide popular programming, relative efficiency of radio and television broadcasting compared to other advertising media, signal strength, technological capabilities and developments and governmental regulations and policies.

         The major costs associated with television broadcasting are related to personnel and programming. In an effort to monitor these costs, corporate management routinely reviews staffing levels and programming costs. Combined with the centralized accounting functions, this monitoring enables the Company to effectively control expenses. Corporate management also advises local station managers on programming and other broad policy matters and is responsible for long-range planning, allocating resources and financial reporting and controls.

Outdoor Advertising

         Following the consummation of the Eller Media Acquisition, the Company, through its wholly owned subsidiary, Eller Media, became one of the largest domestic outdoor advertising companies based on its total advertising display faces.

         The following table sets forth certain selected information with regard to each of the Company's outdoor advertising display faces as of December 31, 1997:

                                                                                                               TOTAL
                                                                                                              DISPLAY
                           MARKET                                                                             FACES(A)
                           ------                                                                             --------
                           ARIZONA:
                           Phoenix . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    359
                           CALIFORNIA:
                           Los Angeles(b)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7,863
                           San Francisco/Oakland(c)  . . . . . . . . . . . . . . . . . . . . . . . . . . .    10,355
                           MIDWEST:
                           Chicago . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6,838
                           Cleveland(d)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,258
                           Milwaukee . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,187
                           SOUTHEAST:
                           Atlanta . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,628
                           Miami . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,052
                           Tampa(e)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,362
                           TEXAS:
                           Dallas/Fort Worth . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,110
                           El Paso . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,353
                           Houston . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5,214
                           San Antonio . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,463
                           CONVENIENCE STORES:
                           Various . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5,921
                           UNION PACIFIC SOUTHERN PACIFIC(F):
                           Various . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,697
                                                                                                              -------
                                   Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    57,660
                                                                                                              ======

_________________
(a) Display faces primarily include 20'x60' bulletins, 14 x48 bulletins, 12 x25 Premier Panels(TM), 25 x25 Premier Plus Panels(TM), 12 x25 30-sheet posters, 6 x12 8-sheet posters, and various transit displays.
(b) Includes Los Angeles, San Diego, Orange, Riverside, San Bernardino and Ventura counties.
(c) Includes San Francisco, Oakland, San Jose, Santa Cruz, Sacramento and Solano counties.
(d)      Includes Akron and Canton.
(e)      Includes Sarasota, Orlando and Bradenton.
(f) Represents licenses managed under Union Pacific Southern Pacific License Management Agreement.

         The outdoor advertising industry is comprised of several large outdoor advertising and media companies with operations in multiple markets, as well as many smaller and local companies operating a limited number of structures in a single or few local markets. While the industry has experienced some consolidation within the past few years, the OAAA estimates that there are still approximately 1,000 companies in the outdoor advertising industry operating approximately 396,000 billboard displays. The Company expects the trend of consolidation in the outdoor advertising industry to continue.

         The Company's outdoor advertising strategy is to expand its market presence and improve its operating results by (i) managing the advertising rates and occupancy levels of its displays to maximize market revenues; (ii) attracting new categories of advertisers to the outdoor medium through significant investments in sales and marketing resources; (iii) increasing focus on local advertising sales; (iv) constructing new displays and upgrading its existing displays; (v) taking advantage of technological advances which increase both sales force productivity and production department efficiency; and (vi) acquiring additional displays in its existing markets and expanding into additional markets where the Company already has a broadcasting presence as well as into the country's largest media markets and their surrounding regional areas. The Company believes this operating strategy enhances its ability to effectively respond to advertisers' needs.

         To support this operating strategy, the Company has decentralized its operating structure in order to place authority, autonomy and accountability for its outdoor advertising segment at the market level and provide local management with the tools necessary to oversee sales, display development, administration and production and to identify suitable acquisition candidates. The Company also maintains a fully-staffed sales and marketing office in New York which services national outdoor advertising accounts and supports the Company's local sales force in each market. The Company believes that one of its strongest competitive advantages is its unique blend of highly experienced corporate and local market management.

         The Company focuses its efforts on local sales. Local advertisers tend to have smaller advertising budgets and require greater assistance from the Company's production and creative personnel to design and produce advertising copy. In local sales, the Company often expends more sales efforts on educating customers regarding the benefits of outdoor media and helping potential customers develop an advertising strategy using outdoor advertising. While price and availability are important competitive factors, service and customer relationships are also critical components of local sales.

         The Company operates the following types of outdoor advertising billboards and displays:

o Bulletins generally are 14 feet high by 48 feet wide (672 square feet wide) or 20 feet high by 60 feet wide (1,200 square feet) and consist of panels on which advertising copy is displayed. Bulletin advertising copy is either printed with computer-generated graphics on a single sheet of vinyl that is "wrapped" around the structure, or is hand painted and attached to the outdoor advertising structure. Bulletins also include "wallscapes" that are painted on vinyl surfaces or directly on the sides of buildings, typically four stories or less. Because of their greater impact and higher cost, bulletins are usually located on major highways and freeways. In addition, wallscapes are located on major freeways, commuter and tourist routes and in downtown business districts.

o Premier Panels(TM) generally are 12 feet high by 25 feet wide (300 square feet) and have vinyl wrapped around the display face. Premier Panels(TM) are built on superior 30-sheet poster locations that deliver a "bulletin- like" display. The Company also offers unique Premier Plus(TM)panels, 25 feet high by 25 feet wide (625 square feet), that consist of two stacked 30-sheet posters which are converted into one larger individual display face.

o 30-sheet posters generally are 12 feet high by 25 feet wide (300 square feet) and are the most common type of billboard. Advertising copy for 30-sheet posters consists of lithographed or silk-screened paper sheets supplied by the advertiser that are pasted and applied like wallpaper to the face of the display. Thirty-sheet posters are typically concentrated on major surface arteries.

o 8-sheet posters usually are 6 feet high by 12 feet wide (72 square feet). Displays are prepared and mounted in the same manner as 30-sheet posters. Most 8-sheet posters, because of their smaller size, are concentrated on city streets targeting pedestrian traffic.

o Transit displays are lithographed or silk-screened paper sheets located on bus and commuter train exteriors, commuter rail terminals, interior train cars, bus shelters and subway platforms. The Company's transit customers include the San Francisco Bay Area Rapid Transit
         (BART) and the Metropolitan Rail (METRA) in Chicago.

         Billboards generally are mounted on structures owned by the outdoor advertising company and located on sites that are either owned or leased by it or on which it has acquired a permanent easement.

Bus shelters are usually constructed, owned and maintained by the outdoor service provider under revenue-sharing arrangements with a municipality or transit authority. During 1997, the Company invested approximately $14.2 million for new display construction and for ongoing enhancement of its existing display inventory. Over 90% of the Company's bulletin inventory has been retrofitted for vinyl. Advertising rates are based on a particular display's exposure (or number of "impressions" delivered) in relation to the demographics of the particular market and its location within that market. The number of "impressions" delivered by a display is measured by the number of vehicles passing the site during a defined period and is weighted to give effect to such factors as its proximity to other displays, the speed and viewing angle of approaching traffic, the national average of adults riding in vehicles and whether the display is illuminated. The number of impressions delivered by a display is verified by independent auditing companies.

         The Company has a diversified customer base in its outdoor advertising segment of over 3,000 advertisers and advertising agency clients. The size and geographic diversity of the Company's markets allow it to attract national advertisers, often by packaging displays in several of its markets in a single contract to allow a national advertiser to simplify its purchasing process and present its message in several markets. National advertisers generally seek wide exposure in major markets and therefore tend to make larger purchases. The Company competes for national advertisers primarily on the basis of price, location of displays, availability and service.

COMPETITION

         The Company's three business segments are in highly competitive industries. The Company's radio and television stations and outdoor advertising properties compete for audiences and advertising revenues with other radio and television stations and outdoor advertising companies, as well as with other media, such as newspapers, magazines, cable television, and direct mail, within their respective markets. Audience ratings and market shares are subject to change and any adverse change in a particular market could have a material adverse effect on the Company's revenue in that market. Future operations are subject to many variables which could have an adverse effect upon the Company's financial performance, including economic conditions, both general and relative to the broadcasting industry; shifts in population and other demographics; the level of competition for advertising dollars; fluctuations in operating costs; technological changes and innovations; changes in labor conditions; and changes in governmental regulations and policies and actions of federal regulatory bodies. There can be no assurance that the Company will be able to maintain or increase its current audience ratings and advertising revenues.

REGULATION OF THE COMPANY'S BUSINESS

Existing Regulation and 1996 Legislation

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

         The Telecommunications Act of 1996 ("the 1996 Act") represented the most comprehensive overhaul of the country's telecommunications laws in more than 60 years. The Communications Act originated at a time when telephone and broadcasting technologies were quite distinct and addressed different consumer needs. As a consequence, both the statute and its implementing regulatory scheme were designed to compartmentalize the various sectors of the telecommunications industry. The 1996 Act removed or relaxed the statutory barriers to telephone company ("telephone company") entry into the video programming delivery business, to cable company provision of telephone service, and to common ownership of broadcast television and cable properties.

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

License Grant and Renewal

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

Multiple Ownership Restrictions

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

         In 1992, the FCC placed limitations on LMAs through which the licensee of one radio station provides the programming for another licensee's station in the same market. Stations operating in the same service (e.g., where both stations are AM) and in the same market are prohibited from simulcasting more than 25% of their programming. Moreover, in determining the number of stations that a single entity may control, an entity programming a station pursuant to an LMA is required, under certain circumstances, to count that station toward its maximum even though it does not own the station. In a pending rulemaking, the FCC is seeking comment on issues of control and attribution with respect to time brokerage agreements or LMAs entered into by television stations.

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

         The 1996 Act does not alter the FCC's newspaper/broadcast cross-ownership restrictions. However, the FCC is considering whether to change the policy pursuant to which it considers waivers of the radio/newspaper cross-ownership rule. Finally, the 1996 Act and the FCC's subsequently issued rule changes revised the long-standing "dual network" rule to permit television broadcast stations to affiliate with an entity that maintains two or more networks, unless the combination is composed of (a) two of the four existing networks (ABC, CBS, NBC or Fox) or (b) any of the four existing networks and one of the two emerging networks (WBN or UPN).

         Expansion of the Company's broadcast operations in particular areas and nationwide will continue to be subject to the FCC's ownership rules and any further changes the FCC or Congress may adopt. Significantly, the 1996 Act requires the Commission to review its remaining ownership rules biennially as part of its regulatory reform obligations to determine whether its various rules are still necessary. The first such biennial review commenced March 13, 1998, with the FCC's adoption of a notice of inquiry soliciting comment on its ownership rules. The Company cannot predict the impact of the biennial review process or any other agency or legislative initiatives upon the FCC's broadcast rules. Further, the 1996 Act's relaxation of the FCC's ownership rules has increased the level of competition in one or more of the markets in which the Company's stations are located.

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

Alien Ownership Restrictions

         The Communications Act restricts the ability of foreign entities or individuals to own or hold certain interests in broadcast licenses. Foreign governments, representatives of foreign governments, non-U.S. citizens, representatives of non-U.S. citizens, and corporations or partnerships organized under the laws of a foreign nation are barred from holding broadcast licenses. Non-U.S. citizens, collectively, may directly or indirectly own or vote up to twenty percent of the capital stock of a licensee. In addition, a broadcast license may not be granted to or held by any corporation that is controlled, directly or indirectly, by any other corporation more than one-fourth of whose capital stock is owned or voted by non-U.S. citizens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations, if the FCC finds that the public interest will be served by the refusal or revocation of such license. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such corporation, and the FCC has made such an affirmative finding only in limited circumstances. The Company, which serves as a holding company for subsidiaries that serve as licensees for the stations, therefore may be restricted from having more than one-fourth of its stock owned or voted directly or indirectly by non-U.S. citizens, foreign governments, representatives of non- foreign governments, or foreign corporations. The Communications Act previously also prohibited grant of a broadcast station license (i) to any corporation with an alien officer or director, or (ii) to any corporation controlled by another corporation with any alien officers or more than one-fourth alien directors. The restrictions on non-U.S. citizens serving as officers or directors of licensees and their parent corporations were eliminated, however, by the 1996 Act.

Other Regulations Affecting Broadcast Stations

         The FCC has significantly reduced its past regulation of broadcast stations, including elimination of formal ascertainment requirements and guidelines concerning amounts of certain types of programming and commercial matter that may be broadcast. In 1990, the U.S. Supreme Court refused to review a lower court decision that upheld the FCC's 1987 action invalidating most aspects of the Fairness Doctrine, which had required broadcasters to present contrasting views on controversial issues of public importance. The FCC may, however, continue to regulate other aspects of fairness obligations in connection with certain types of broadcasts. The United States Court of Appeals for the District of Columbia Circuit has scheduled for oral argument on May 8, 1998 a petition of the Radio and Television New Directors Association and the National Association of Broadcasters seeking to repeal the FCC's personal attack and political editorial rules. In addition, there are FCC rules and policies, and rules and policies of other federal agencies, that regulate matters such as network-affiliate relations, the ability of stations to obtain exclusive rights to air syndicated programming, cable systems' carriage of syndicated and network programming on distant stations, political advertising practices, equal employment opportunity, application procedures and other areas affecting the business or operations of broadcast stations. The FCC has adopted rules to implement the Children's Television Act of 1990 ("Children's Television Act"), which, among other provisions, limits the permissible amount of commercial matter in children's programs and requires each television station to present "educational and informational" children's programming. The FCC also has adopted renewal processing guidelines effectively requiring television stations to broadcast an average of three hours per week of children's educational programming. In addition, the FCC has adopted rules that require television stations to broadcast, over an 8 to 10 year transition period which commenced on January 1, 1998, increasing and set percentages of closed captioned programming. The closed captioning rules are currently under reconsideration at the FCC.

Recent Developments, Proposed Legislation and Regulation

         In January 1996, the Supreme Court refused to review lower court decisions that upheld the FCC's restrictions on the broadcast of indecent material and also upheld the agency's policy of imposing substantial monetary sanctions on repeat offenders of the indecency rules. The rules require stations to limit the airing of indecent programming to a 10 p.m.-6 a.m. "safe harbor" period.

         On March 13, 1998, the FCC approved a television programming rating system developed by the television industry which will allow parents to "black-out" programs that contain material they consider inappropriate for children. On March 13, 1998, the FCC also adopted technical requirements for the implementation of the so-called "v-chip technology" which will enable parents to program television sets so that certain programming will be inaccessible to children.

         Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of the Company's broadcast properties. In addition to the changes and proposed changes noted above, such matters include, for example, the license renewal process, spectrum use fees, political advertising rates, potential restrictions on the advertising of certain products (beer and wine, for example), the rules and policies to be applied in enforcing the FCC's equal employment opportunity regulations, and additional closed captioning requirements for emergency information. Other matters that could affect the Company's broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as the recent initiation of direct broadcast satellite service, the continued establishment of wireless cable systems and low power television stations, and the advent of telephone company participation in the provision of video programming service.

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

         On March 31, 1997, in a 5-4 decision, the U.S. Supreme court upheld the constitutionality of the must-carry provisions of the 1992 Cable Act. As a result, the regulatory scheme promulgated by the FCC to implement the must-carry provisions of the 1992 Cable Act will remain in effect. Whether and to what extent such must-carry rights will extend to the new digital television signals (see below) to be broadcast by licensed television stations (including those owned by the Company) over the next several years is still a matter to be determined in a rulemaking proceeding likely to be initiated by the FCC in 1998.

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

         Advanced Television Service. On April 3, 1997, the FCC announced that it had adopted rules that will allow television broadcasters to provide digital television ("DTV") to consumers. The FCC also adopted a table of allotments for DTV, which will provide eligible existing broadcasters with a second channel on which to provide DTV service. On February 23, 1998, in response to numerous petitions for reconsideration, the FCC announced its adoption of orders affirming, with some modifications, the FCC's April 3, 1997 decisions. The FCC's DTV allotment plan is based on the use of a "core" DTV spectrum between channels 2-51. Ultimately, the FCC plans to recover the channels currently used for analog broadcasting and will decide at a later date the use of the spectrum ultimately recovered. Television broadcasters will be allowed to use their channels according to their best business judgment. Such uses can include multiple standard definition program channels, data transfer, subscription video, interactive materials, and audio signals, although broadcasters will be required to provide a free digital video programming service that is at least comparable to today's analog service. Broadcasters will not be required to air "high definition" programming or, initially, to simulcast their analog programming on the digital channel. Affiliates of ABC, CBS, NBC and FOX in the top 10 television markets will be required to be on the air with a digital signal by May 1, 1999. Affiliates of those networks in markets 11-30 will be required to be on the air with digital by November 1, 1999, and remaining commercial broadcasters by May 1, 2002. The FCC stated that broadcasters will remain public trustees and that it will issue a notice to determine the extent of broadcasters' future public interest obligations. The Company will incur considerable expense in the conversion of DTV and is unable to predict the extent of timing of consumer demand for any such DTV services.

         Digital Audio Radio Service. In January 1995, the FCC adopted rules to allocate spectrum for satellite digital audio radio service ("DARS").
Satellite DARS systems potentially could provide for regional or nationwide distribution of radio programming with fidelity comparable to compact disks.
An auction for satellite DARS spectrum was held in April 1997, and the Commission has issued two authorizations to launch and operate satellite DARS service. The FCC also has undertaken an inquiry into the terrestrial broadcast of DARS signals, addressing, among other things, the need for spectrum outside the existing FM band and the role of existing broadcasters. Further, laboratory testing of a number of competing in-band on-channel DARS technologies, has been done with many of the systems progressing to the next stage of field testing. The Company cannot predict the impact of either satellite DARS service or terrestrial DARS service on its business.

         Direct Broadcast Satellite Systems. The FCC has authorized the provision of video programming directly to home subscribers through high-powered direct broadcast satellites ("DBS"). DBS systems currently are capable of broadcasting as many as 175 channels of digital television service directly to subscribers equipped with 18-inch receive dishes and decoders. Currently, several entities, including DirecTV, Inc., an affiliate of Hughes Communications Galaxy, United States Satellite Broadcasting Company and EchoStar Satellite Corporation ("EchoStar"), provide DBS service to consumers throughout the country. Other DBS operators hold licenses, but have not yet commenced service.

         Generally, the signal of local television broadcast stations are not carried on DBS systems. In early 1997, however, EchoStar and ASkyB, a joint venture of MCI Telecommunications and The News Corporation, proposed to launch a 500-channel service, including local broadcast signals. Although the proposed transaction collapsed, the desire among some DBS providers to retransmit local television station signals continues. In response to a petition by EchoStar, the United States Copyright Office has opened a proceeding to determine whether local retransmission of television station signals to subscribers within those stations' local markets is permissible under a separate compulsory copyright license available to satellite distributors. EchoStar has started distributing local signals to major markets, via either off- air antenna to served households or via satellite to unserved households.

         Following the collapse of the deal to merge ASkyB into EchoStar, MCI agreed to sell its DBS authorization to PRIMESTAR Partners, LP, a fixed satellite service similar to DBS, in which the country's five largest cable operators have interests. The transaction has been opposed and regulatory approval for the deal is pending.

         In February 1998, the FCC initiated a rulemaking proceeding to consider streamlining rules for the DBS service and to consider whether rules should be adopted to limit or prohibit the common ownership of cable and DBS interests.

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

Outdoor Advertising

         The outdoor advertising industry is subject to governmental regulation at the federal, state and local level. Federal law, principally the Highway Beautification Act of 1965, encourages states, by the threat of withholding federal appropriations for the construction and improvement of highways within such states, to implement legislation to restrict billboards located within 660 feet of, or visible from, interstate and primary highways except in commercial or industrial areas. All of the states have implemented regulations at least as restrictive as the Highway Beautification Act, including the prohibition on the construction of new billboards adjacent to federally-aided highways and the removal at the owner's expense and without any compensation of any illegal signs on such highways. The Highway Beautification Act, and the various state statutes implementing it, require the payment of just compensation whenever governmental authorities require legally erected and maintained billboards to be removed from federally-aided highways.

         The states and local jurisdictions have, in some cases, passed additional and more restrictive regulations on the construction, repair, upgrading, height, size and location of, and, in some instances, content of advertising copy being displayed on outdoor advertising structures adjacent to federally-aided highways and to other thoroughfares. Such regulations, often in the form of municipal building, sign or zoning ordinances, specify minimum standards for the height, size and location of billboards. In some cases, the construction of new billboards or relocation of existing billboards is prohibited. Some jurisdictions also have restricted the ability to enlarge or upgrade existing billboards, such as converting from wood to steel or from non-illuminated to illuminated structures. From time to time governmental authorities order the removal of billboards by the exercise of eminent domain.

         Amortization of billboards has also been adopted in varying forms in certain jurisdictions. Amortization permits the billboard owner to operate its billboard as a non-conforming use for a specified period of time, after which it must remove or otherwise conform its billboards to the applicable regulations at its own cost without any compensation. Amortization and other regulations requiring the removal of billboards without compensation have been subject to litigation in state and federal courts and cases have reached differing conclusions as to the constitutionality of these regulations. Some local jurisdictions, within the Company's existing markets (Houston and San Francisco) have adopted amortization ordinances. The Houston ordinance has been the subject of litigation for over five years and is currently not being enforced. The Company believes that its operations will not be materially effected by this ordinance even if it is enforced. The Company's operations have not been materially affected by the San Francisco amortization ordinances since its signs conform to effective ordinances and state law currently prevents the effectiveness of other ordinances which require removal of signs without compensation. There can be no assurance that the Company will be successful in negotiating acceptable arrangements in circumstances in which its displays are subject to removal or amortization, and what effect, if any, such regulations may have on the Company's operations.

         In addition, the Company is unable to predict what additional regulations may be imposed on outdoor advertising in the future. Legislation regulating the content of billboard advertisements and additional billboard restrictions have been introduced in Congress from time to time in the past. Changes in laws and regulations affecting outdoor advertising at any level of government could have a material adverse effect on the Company.

Tobacco and Alcohol Advertising

         In August 1996, the U.S. Food and Drug Administration ("FDA") issued final regulations governing certain marketing practices in the tobacco industry, including a prohibition of tobacco product billboard advertisements within 1,000 feet of schools and playgrounds and a requirement that all tobacco product advertisements on billboards be in black and white and contain only text. These regulations, which were due to become effective in August 1997, were challenged by members of the tobacco and advertising industry in a lawsuit brought in North Carolina federal district court. In that case, the court upheld the authority of the FDA to regulate tobacco products by limiting access of such products to persons under 18 years of age and by requiring tobacco manufacturers to label such products in accordance with FDA regulations. Nevertheless, the court struck down the FDA restrictions on the promotion and advertising of tobacco products. Both industry and the FDA have appealed this decision. Arguments before the Fourth Circuit were heard on August 11, 1997, and it is unclear what action an appellate court will take in this matter. To date, the FDA's regulations covering promotion and advertising of tobacco products have not become effective and no decision by the court has been reached. On a pro forma basis assuming the Eller Media Acquisition occurred on January 1, 1997, less than 12% and 5% of the Company's outdoor advertising 1997 net revenues were derived from tobacco and alcohol advertising, respectively.

         Regardless of whether the FDA is found to have jurisdiction over promotion and advertising of tobacco, and thus have the ability to place limits on billboard advertising, it appears that the FTC has begun to take regulatory action in this area. The FTC has wide-ranging authority over advertising practices, and it is within its regulatory authority to investigate unfair and deceptive trade practices, including advertising, pertaining to FDA-regulated products. In May 1997, the FTC charged the R.J. Reynolds Company ("R.J. Reynolds") with unfair trade practices regarding the promotion of tobacco products to children through the use of the "Joe Camel" advertising campaign. The FTC sought an order that would, among other things, prohibit R.J. Reynolds from using the "Joe Camel" campaign to advertise to children and require R.J. Reynolds to institute corrective advertising to discourage persons under age 18 from smoking. In July 1997, it was reported that R.J. Reynolds decided to terminate the "Joe Camel" campaign. The remaining issues in the litigation are still pending. While the action against R.J. Reynolds was not focused directly on billboard advertising, because of increasing regulatory and political pressure it is possible that the FTC will take further action to limit the content and placement of outdoor advertising, including, without limitation, the content and placement of outdoor advertising relating to the sale of tobacco products to children.

         Outdoor advertising of tobacco products also may be affected by state law or city regulations. For example, California and Texas have passed legislation to restrict tobacco billboard advertising near locations frequented by children. The Texas law levies a tax on tobacco billboards to raise money for tobacco education programs. As a result of law suits brought in Texas and Florida, several tobacco companies have entered settlement agreements with these respective state governments. Part of the settlement agreement in Texas includes the elimination of billboard and other outdoor advertising of tobacco products. This agreement may be superseded by the national settlement agreement pending before Congress. The settlement agreement in Florida also calls for the discontinuation of all billboard advertising for tobacco products in the state. The Florida ban on billboard advertising reportedly went into effect on February 9, 1998. Other states are considering state-wide bans on tobacco billboard advertising or may do so in the future.

         With regard to city governments, in 1995, the Court of Appeals for the Fourth Circuit upheld the validity of a Baltimore, Maryland city ordinance prohibiting the placement of outdoor advertisements of cigarettes in publicly visible locations, such as billboards, signboards and sides of buildings. Subsequently, the United States Supreme Court declined to review an appeal of this case. Following the Baltimore ordinance, several city governments have introduced legislation to ban outdoor tobacco advertising near schools and other locations where children are likely to assemble or to ban tobacco billboard advertising citywide. The City of Chicago, Illinois where the Company transacts business, has recently enacted a ban on tobacco and alcohol billboard advertising in certain parts of the city. The Chicago ordinance is being challenged in court on constitutional free-speech grounds. In addition, the City Council of New York City, New York recently passed a bill which bars outdoor tobacco advertising within 1,000 feet of schools, playgrounds, day care centers, youth centers and amusement arcades.

         Some cities are proposing even broader restrictions. For instance, a San Francisco, California Board of Supervisors committee recently proposed a complete ban on outdoor tobacco advertising, including a ban on billboards, kiosks and even private business window displays. Milwaukee, Wisconsin has proposed an ordinance that would ban outdoor advertising for tobacco products in most public places, except interstate highways, industrial areas, and sport and convention sites. The Milwaukee ordinance also would prohibit convenience stores from displaying tobacco-related posters in windows and would limit tobacco-related signs inside stores to black and white ads with no artwork.

         County governments also have taken action in this area. A local council in Anne Arundel County, Maryland voted to ban most tobacco billboard advertising in the county. Similarly, Clark and Skamania counties in Washington State have issued regulations prohibiting tobacco billboard advertising from areas that youths frequent, such as schools and parks. Finally, King County, Washington and a company that owns almost all of the billboard display faces in the county have entered into an agreement whereby the company will voluntarily discontinue all tobacco advertising on billboards throughout the county. It is likely that other state, city, or local governments have or will pass similar ordinances to limit outdoor advertising of tobacco products in the future.

         In addition to the decisions mentioned above, certain cigarette manufacturers who are defendants in numerous class action suits throughout the U.S. have proposed an out of court settlement with respect to such suits that includes restrictions on billboard advertising by these and other cigarette manufacturers. It has been reported that, as a part of the proposed settlement, the tobacco industry will agree to a complete ban on all outdoor advertising, such as on billboards, in stadiums, and in store window displays. The proposed settlement agreement is pending before Congress. President Clinton and Congressional leaders have met to discuss bipartisan cooperation on tobacco control legislation in an effort to work out a compromise. It appears that restrictions on tobacco billboard advertising may be implemented through legislation, although some have argued that it would be unconstitutional for Congress to impose such restrictions without the consent of the tobacco industry. If legislation is not enacted, it is likely that restrictions on billboard advertising nevertheless will be achieved through consensual agreement between the tobacco industry and state and federal governments.

         There can be no assurance as to the effect of these regulations, potential legislation or settlement discussions on the Company's business and on their net revenues and financial position. A reduction in billboard advertising by the tobacco industry would cause an immediate reduction in the Company's direct revenue from such advertisers and would simultaneously increase the available space on the existing inventory of billboards in the outdoor advertising industry. This could in turn result in a lowering of outdoor advertising rates in each of the Company's outdoor advertising markets or limit the ability of industry participants to increase rates for some period of time.

         Any regulatory change or settlement agreement restricting the Company's or the tobacco industry's ability to utilize outdoor advertising for tobacco products could have a material adverse effect on the Company.

Antitrust Matters

         An important element of the Company's growth strategy involves the acquisition of additional radio and television stations and outdoor advertising display faces, many of which are likely to require preacquisition antitrust review by the Federal Trade Commission (the "FTC") and the Antitrust Division of the United States Department of Justice (the "Antitrust Division"). Following passage of the 1996 Act, the Antitrust Division has become more aggressive in reviewing proposed acquisitions of radio stations and radio station networks, particularly in instances where the proposed acquirer already owns one or more radio stations in a particular market and the acquisition involves another radio station in the same market. Recently, the Antitrust Division has obtained consent decrees requiring an acquirer to dispose of at least one radio station in a particular market where the acquisition otherwise would have resulted in a concentration of market share by the acquirer. There can be no assurance that the Antitrust Division or the FTC will not seek to bar the Company from acquiring additional radio stations or outdoor advertising display faces in a market where the Company's existing stations or display faces already have a significant market share.

Environmental Matters

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

INTERNATIONAL BUSINESS RISKS AND EXCHANGE RATE RISK

         The Company currently derives a portion of its earnings from international operations. The risks of doing business in foreign countries include potential adverse changes in the diplomatic relations of foreign countries with the United States, hostility from local populations, adverse effects of currency exchange controls, restrictions on the withdrawal of foreign investment and earnings, government policies against businesses owned by non-nationals, expropriations of property, the potential instability of foreign governments and the risk of insurrections that could result in losses against which the Company is not insured. The Company's international operations also are subject to economic uncertainties, including, among others, risks of renegotiation or modification of existing agreements or arrangements with governmental authorities, foreign exchange restrictions and changes in taxation structure.

         A portion of the Company's earnings are derived from international operations and a portion of the Company's assets are invested overseas. Accordingly, fluctuations in the values of foreign currencies and in the value of the U.S. dollar may cause currency translation losses for the Company or reduced earnings, or both. The Company cannot predict the effect of exchange rate fluctuations upon future operating results.

CERTAIN FORWARD-LOOKING STATEMENTS

         This report, including the documents incorporated by reference, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "1933 Act"). Discussions containing such forward- looking statements may be found in the material set forth under "Business," as well as within the report generally. In addition, when used in this report, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of the risk factors set forth herein and the matters set forth in this report generally. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.


ITEM 2.          PROPERTIES

         The Company's corporate headquarters is in San Antonio, Texas. The lease agreement for the approximately 12,000 square feet of office space in San Antonio expires on February 28, 2001.

         The types of properties required to support each of the Company's radio and television stations and outdoor advertising branches listed in Item 1 above include offices, studios, transmitter sites, antenna sites and production facilities. A radio or television station's studios are generally housed with its offices in downtown or business districts. A radio or television station's transmitter sites and antenna sites generally are located in a manner that provides maximum market coverage. An outdoor branch and production facility is generally located in an industrial/warehouse district.

         The studios and offices of the Company's radio and television stations and outdoor advertising branches are located in leased or owned facilities. These leases generally have expiration dates that range from one to twenty years. The Company either owns or leases its transmitter and antenna sites. These leases generally have expiration dates that range from five to fifteen years. The Company does not anticipate any difficulties in renewing those leases that expire within the next several years or in leasing other space, if required. The Company owns substantially all of the equipment used in its broadcasting and outdoor businesses.

         The Company owns or has permanent easements on relatively few parcels of real property that serve as the sites for its outdoor displays. The Company's remaining outdoor display sites are leased. The Company's leases are for varying terms ranging from month-to-month or year-to-year to terms of ten years or longer, and many provide for renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. The Company believes that an important part of its management activity is to negotiate suitable lease renewals and extensions.

         As noted in Item 1 above, as of December 31, 1997, the Company owns or programs 173 radio stations and 18 television stations, and owns or leases approximately 57,660 outdoor advertising display faces in various markets throughout the United States. See "Business -- Industry Segments." Therefore, no one property is material to the Company's overall operations. The Company believes that its properties are in good condition and suitable for its operations.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders in the fourth quarter of fiscal year 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required by Item 5 is included in "Note M: Quarterly Results of Operations" to the Company's Consolidated Financial Statements in the Company's Annual Report to Shareholders and is incorporated herein by reference. There were approximately 466 shareholders of record as of March 6, 1998.

         Presently, the Company expects to retain its earnings for the development and expansion of its business and does not anticipate paying cash dividends in 1998. However, any future decision by the Board of Directors to pay cash dividends will depend, among other factors, the Company's earnings, financial position, capital requirements and loan covenant restrictions. The Company's current bank credit agreement allows for the payment of dividends subject to certain loan covenant restrictions. There are no restrictions on dividends payable wholly in capital stock of the Company. At March 6, 1998 the market price of the Company's Common Stock was $94.25 per share.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information required by Item 7A. is included in the information set for the under the caption "Quantitative and Qualitative Disclosures about Market Risk" in the Company's Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by Item 8 and the Report of Independent Auditors is included in the "1997 Financial Report" in the Company's Annual Report to Shareholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company believes that one of its most important assets is its experienced management team. With respect to its operations, general managers are responsible for the day-to-day operation of their respective broadcasting stations or outdoor branch locations. The Company believes that the autonomy of its general managers enables it to attract top quality managers capable of implementing the Company's aggressive marketing strategy and reacting to competition in the local markets. Most general managers have stock options in the Company. As an additional incentive, a portion of each manager's compensation is related to the performance of the profit centers for which he or she is responsible. In an effort to monitor expenses, corporate management routinely reviews staffing levels and operating costs. Combined with the centralized accounting functions, this monitoring enables the Company to control expenses effectively. Corporate management also advises local general managers on broad policy matters and is responsible for long-range planning, allocating resources, and financial reporting and controls.

         The information required by Item 10 with respect to the directors and nominees for election to the Board of Directors of the Company is incorporated by reference to the information set forth under the caption "Election of Directors" and "Compliance With Section 16(A) of the Exchange Act," in the Company's Definitive Proxy Statement dated March 24, 1998.

         The following information is submitted with respect to the executive officers of the Company as of December 31, 1997.

                                Age on
                             December 31,                                                             Officer
Name                             1997                    Position                                      Since
L. Lowry Mays                     62       Chairman/Chief Executive Officer                            1972
Mark P. Mays                      34       President                                                   1989
Randall T. Mays                   32       Executive Vice President/Chief Financial Officer            1993
Herbert W. Hill, Jr.              38       Senior Vice President/Chief Accounting Officer              1989
Kenneth E. Wyker                  36       Vice President/Legal Affairs                                1993
S. Houston Lane IV                25       Vice President/Finance                                      1997
J. Stanley Webb                   54       Senior Vice President/Radio Operations                      1984
George Sosson                     47       Senior Vice President/Radio Operations                      1996
James D. Smith                    49       Senior Vice President/Capital Asset Management              1984
Dave Ross                         47       Vice President/GM WHYI-FM, WBGG-FM                          1994
William R. Riordan                40       Exec. Vice President/COO Clear Channel Television           1990
Karl Eller                        69       Chief Executive Officer - Eller Media                       1997
Scott Eller                       41       President - Eller Media                                     1997
Paul Meyer                        55       Executive Vice President/
                                           General Counsel - Eller Media                               1997
Timothy Donmoyer                  32       Executive Vice President/
                                           Chief Financial Officer - Eller Media                       1997

         The officers named above serve until the next Board of Directors meeting immediately following the Annual Meeting of Shareholders.

         Mr. L. Mays is the founder of the Company and was the President and Chief Executive Officer of the Company and its predecessor from 1972 to February 1997. Since that time, Mr. L. Mays has served as Chairman and Chief Executive Officer of the Company. He has been a director of the Company since its inception.

         Mr. M. Mays was Senior Vice President of Operations from February 1993 until his appointment as President in February 1997. Prior thereto he was Vice President and Treasurer of the Company for the remainder of the relevant five-year period.

         Mr. R. Mays was appointed Executive Vice President/Chief Financial Officer in February 1997. Prior thereto, he was Vice President/Treasurer since he joined the Company in January 1993. Prior thereto, he was an associate for Goldman Sachs & Co. for the remainder of the relevant five-year period.

         Mr. H. Hill was appointed Senior Vice President/Chief Accounting Officer in February 1997. Prior thereto, he was the Vice President/Controller of the Company since January 1989 and Principal Financial Officer since June 1991

         Mr. K. Wyker was appointed Senior Vice President for Legal Affairs in February 1997. Prior thereto he was Vice President/General Counsel since he joined the Company in July 1993. Prior thereto, he was Corporate Counsel at Greater Media for the remainder of the relevant five-year period.

         Mr. H. Lane was appointed Vice President/Finance in February 1997. Prior thereto, he was an analyst with Credit Suisse First Boston from July 1995 to February 1997. Prior thereto, he was a student at the University of Texas for the remainder of the relevant five-year period.

         Mr. J. Stanley Webb was appointed Senior Vice President/Radio Operations in May, 1996. Prior thereto, he was Vice President/General Manager of the Company's radio stations in Austin, Texas for the remainder of the relevant five-year period.

         Mr. George Sosson was appointed Senior Vice President/Radio Operations in August 1996. He was an equity investor and managing General Partner of Radio Equity Partners, LP from 1993 to the time he joined the Company. Prior thereto, he was Vice President responsible for the operations of all of the FM radio stations owned by CBS for the remainder of the relevant five-year period.

         Mr. J. Smith was appointment as Senior Vice President/Capital Management in January 1997. Prior thereto, he was Vice President/General Manager of the Company's radio stations in Tulsa, Oklahoma for the remainder of the relevant five-year period.

         Mr. D. Ross, was elected as an officer of the Company in October 1994. Prior thereto, he was Executive Vice President and General Manager of WHYI-FM with Metroplex Communications, Inc. for the remainder of the relevant five-year period.

         Mr. W. Riordan was appointed Executive Vice President and Chief Operating Officer of Clear Channel Television, Inc. in November 1995. Prior thereto, he was General Manager of WFTC-TV from August 1993 to November 1995. Prior thereto, he served as General Manager of KSAS-TV for the relevant five-year period.

         Mr. K. Eller was appointed Chief Executive Officer - Eller Media in April 1997. Prior thereto, he was the Chief Executive Officer of Eller Media Company from August 1995 to April 1997 and he was the Chief Executive Officer of Eller Outdoor Advertising for the remainder of the relevant five-year period.

         Mr. S. Eller was appointed President - Eller Media in April 1997. Prior thereto, he was the President of Eller Media Company from August 1996 to April 1997. Prior thereto, he as the Executive

Vice President of Eller Media Company from August 1995 to August 1996. Prior thereto, he was the Executive Vice President of Eller Outdoor Advertising for the remainder of the relevant five-year period

         Mr. P. Meyer was appointed Executive Vice President/General Counsel - Eller Media in April 1997. Prior thereto, he was Executive Vice President and General Counsel of Eller Media Company from April 1996 to April 1997. Prior thereto, he was Managing Partner of Meyer, Hendricks, Bivens & Moyes, LLC., and its predecessor law firms for the remainder of the relevant five-year period.

         Mr. T. Donmoyer was appointed Executive Vice President/Chief Financial Officer - Eller Media in April 1997. Prior thereto, he was Executive Vice President and Chief Financial Officer of Eller Media Company from October 1995 to April 1997. Prior thereto, he was an Associate Director of Bear, Stearns & Co., Inc. for the remainder of the relevant five-year period.

         There is no family relationship between any of the executive officers of the Company except that Mark P. Mays, President/COO and Randall T. Mays, Executive Vice President/CFO, are the sons of the Chairman/CEO, L. Lowry Mays. In addition, Scott Eller, President of Eller Media is the son of the Chief Executive Officer of Eller Media, Karl Eller.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's Definitive Proxy Statement dated March 24, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated by reference to the Company's Definitive Proxy Statement dated March 24, 1998 under the headings "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated by reference to the Company's Definitive Proxy Statement dated March 24, 1998 under the heading "Certain Transactions."

                                    PART  IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)1.  Financial Statements.

The following consolidated financial statements included in the Company's Annual Report to Shareholders are incorporated by reference in Item 8.

Consolidated Balance Sheets as of December 31, 1997 and 1996

Consolidated Statements of Earnings for the Years Ended December 31, 1997, 1996 and 1995.

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1997, 1996 and 1995.

Consolidated Statements of Cash
Flows for the Years Ended December 31, 1997, 1996 and 1995.

Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedule.

The following financial statement schedule of the Company for the years ended December 31, 1997, 1996 and 1995 and related report of independent auditors are filed as part of this report and should be read in conjunction with the consolidated financial statements.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts

In thousands of dollars

                                                         Charges
                              Balance at                to Costs,        Write-off               Balance
                               Beginning                 Expenses       of Accounts             at end of
   Description                 of period                and other        Receivable               Period
   -----------                ----------                ---------        ----------             ---------
                                                     $1,004(1)
                                                      2,352
Year ended
December 31,
1995                            $3,118               $3,356                $2,664                 $3,810
                               -------               -------              -------                -------

                                                     $2,880(1)
                                                      2,376
Year ended
December 31,
1996                            $3,810               $5,256                $2,999                 $6,067
                               -------               -------              -------                -------

                                                     $4,251(1)
                                                      4,006
Year ended
December 31,
1997                            $6,067               $8,257                $4,474                 $9,850
                               -------               -------              -------                -------

(1) Allowance for accounts receivable acquired in acquisitions net of deletions related to dispositions.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Accumulated Amortization of Intangibles

In thousands of dollars

                                                         Charges
                              Balance at                to Costs,                                Balance
                               Beginning                 Expenses                               at end of
   Description                 of period                and other      Deletions (1)              Period
   -----------                ----------                ---------      -------------            ---------
Year ended
December 31,
1995                           $33,862               $18,389              $    59                $52,192
                               -------               -------              -------                -------
Year ended
December 31,
1996                           $52,192               $26,454                                     $78,646
                               -------               -------              -------                -------
Year ended
December 31,
1995                           $78,646               $62,507              $    87               $141,066
                               -------               -------              -------                -------

(1) Related to disposition of stations and fully amortized intangible assets.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


(a)3. Exhibits.

                   EXHIBIT
                    NUMBER                                                DESCRIPTION
                 2.1           Agreement and Plan of Merger dated as of October 23, 1997, among Universal Outdoor Holdings,
                               Inc., the Company, and UH Merger Sub, Inc. (incorporated by reference to the exhibits of the
                               Company's Current Report on Form 8-K dated November 3, 1997).

                 3.1           Current Articles of Incorporation of the Company (incorporated by reference to the exhibits of the Company's Registration Statement on Form S-3 (Reg. No. 333-33371) dated September 9, 1997).

                 3.2           Second Amended and Restated Bylaws of the Company (incorporated by reference to the exhibits of the Company's Registration Statement on Form S-3 (Reg. No. 333-33371) dated September 9, 1997).


                   EXHIBIT
                    NUMBER                                                DESCRIPTION

                 4.1           Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B. J.
                               McCombs, John M. Schaefer and John W. Barger, dated May 31, 1977 (incorporated by reference to the exhibits of the Company's Registration Statement on Form S-1 (Reg. No. 33-289161) dated
                               April 19, 1984).

                 4.2           Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and
                               The Bank of New York as Trustee (incorporated by reference to exhibit 4.2 of the Company's
                               Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

                 10.1          Incentive Stock Option Plan of Clear Channel Communications, Inc. as of January 1, 1984
                               (incorporated by reference to the exhibits of the Company's Registration Statement on Form S-1
                               (Reg. No. 33-289161) dated April 19, 1984).

                 10.2          Australia Radio Network Shareholders Agreement dated February 1995 by and between APN
                               Broadcasting Investments Pty Ltd, Australian Provincial Newspapers Holdings Limited, APN
                               Broadcasting Pty Ltd, Clear Channel Radio, Inc. and Clear Channel Communications, Inc.
                               (incorporated by reference to the exhibits of the Company's Current Report on Form 8-K dated
                               May 26, 1995).

                 10.3          Clear Channel Communications, Inc. 1994 Incentive Stock Option Plan (incorporated by reference to the exhibits of the Company's Registration Statement on Form S-8 dated November 20, 1995).

                 10.4          Clear Channel Communications, Inc. 1994 Nonqualified Stock Option Plan (incorporated by reference to the exhibits of the Company's Registration Statement on Form S-8 dated November
                               20, 1995).

                 10.5          Clear Channel Communications, Inc. Directors' Nonqualified Stock Option Plan (incorporated by reference to the exhibits of the Company's Registration Statement on Form S-8 dated November
                               20, 1995).

                 10.6          Option Agreement for Officer (incorporated by reference to the exhibits of the Company's
                               Registration Statement on Form S-8 dated November 20, 1995).

                 10.7          Asset Purchase Agreement, dated as of May 9, 1996, by and among REP New England G.P., REP
                               Southeast G.P., REP Ft. Myers G.P., REP Rhode Island G.P., REP Florida G.P., REP WHYN G.P., REP
                               WWBB G.P., S.E. Licensee G.P., REP WCKT G.P., RI Licensee G.P., Radio Station Management, Inc.,
                               Clear Channel Radio, Inc., and Clear Channel Radio Licenses, Inc. (incorporated by reference to the exhibits of the Company's Current Report on Form 8-K dated June 5, 1996).

                 10.8          Tender Offer Agreement dated June 1, 1996 by and between Clear Channel Radio, Inc. and Heftel
                               Broadcasting Corporation (incorporated by reference to the exhibits of the Company's
                               Registration Statement on Form S-3 dated June 14, 1996).

                 10.9          Stock Purchase Agreement dated June 1, 1996 by and between Clear Channel Radio, Inc. and Heftel
                               Broadcasting Corporation dated June 1, 1996 (incorporated by reference to the exhibits of the
                               Company's Registration Statement on Form S-3 dated June 14, 1996).

                   EXHIBIT
                    NUMBER                                                DESCRIPTION
                 10.10         Employment Agreement dated February 10, 1997 by and between Clear Channel Communications, Inc.
                               and L. Lowry Mays (incorporated by reference to exhibit 10.12 of the Company's Annual Report on
                               Form 10-K dated March 31, 1997).

                 10.11         Stock Purchase Agreement dated February 25, 1997 by and among Clear Channel Communications,
                               Inc., Eller Media Corporation and the Stockholders of Eller Media Corporation (incorporated by reference to the exhibits of the Company's Annual Report on Form 10-K dated March 31, 1997).

                 10.12         Amendment to Stock Purchase Agreement dated April 10, 1997 by and between Clear Channel
                               Communications, Inc., Eller Media Corporation and the Stockholders of Eller Media Corporation
                               (incorporated by reference to the exhibits of the Company's Current Report on Form 8-K dated
                               April 17, 1997).

                 10.13         Registration Rights Agreement dated April 10, 1997 by and between Clear Channel Communications,
                               Inc. and the Stockholders of Eller Media Corporation (incorporated by reference to the exhibits of the Company's Current Report on Form 8-K dated April 17, 1997).

                 10.14         Stockholders Agreement dated April 10, 1997 by and between Clear Channel Communications, Inc.
                               and EM Holdings LLC (incorporated by reference to the exhibits of the Company's Current Report on Form 8-K dated April 17, 1997).

                 10.15         Escrow Agreement dated April 10, 1997 by and between Clear Channel Communications, Inc., EM
                               Holdings LLC and Chase Trust Company of California (incorporated by reference to the exhibits of the Company's Current Report on Form 8-K dated April 17, 1997).

                 10.16         Third Amended and Restated Credit Agreement by and among Clear Channel Communications, Inc.,
                               NationsBank of Texas, N.A., as administrative lender, the First National Bank of Boston, as documentation agent, the Bank of Montreal and Toronto Dominion (Texas), Inc., as co-syndication agents, and certain other lenders dated April 10, 1997 (the "Credit Facility") (incorporated by reference to the exhibits of the Company's Amendment No. 1 to the Registration Statement on
                               Form S-3 (Reg. No. 333-25497) dated May 9, 1997).

                 10.17         Asset Purchase Agreement dated August 25, 1997 by and among Paxson Communications Corporation,
                               Clear Channel Metroplex, Inc., Clear Channel Metroplex Licenses, Inc. and Clear Channel
                               Communications, Inc. (incorporated by reference to the exhibits of the Company's Registration
                               Statement on Form S-3 (Reg. No. 333-33371) dated September 9, 1997).

                 10.18         Asset Purchase Agreement dated August 25, 1997 by and among Paxson Communications Corporation,
                               L. Paxson, Inc., Clear Channel Metroplex, Inc., Clear Channel Metroplex Licenses, Inc. and
                               Clear Channel Communications, Inc. (incorporated by reference to the exhibits of the Company's
                               Registration Statement on Form S-3 (Reg. No. 333-33371) dated September 9, 1997).

                   EXHIBIT
                    NUMBER                                                DESCRIPTION
                 10.19         First Amendment to the Credit Facility dated September 17, 1997 (incorporated by reference to exhibit 4.1 to the Company's Current Report on Form 8-K filed October 14, 1997).

                 10.20         Voting Agreement dated as of October 23, 1997 by and among Clear Channel Communications, Inc.
                               and Daniel L. Simon (incorporated by reference to the exhibits of the Company's Current Report on Form 8-K dated November 3, 1997).

                 10.21         Voting Agreement dated as of October 23, 1997 by and among Clear Channel Communications, Inc.
                               and Daniel L. Simon (incorporated by reference to the exhibits of the Company's Current Report on Form 8-K dated November 3, 1997).

                 10.22         Resale Agreement dated as of October 23, 1997 by and among Clear Channel Communications, Inc.
                               and Brian T. Clingen (incorporated by reference to the exhibits of the Company's Registration
                               Statement on Form S-4 (Reg. No. 333-43747) dated January 5, 1998).

                 10.23         Second Amendment to the Credit Facility dated November 7, 1997.

                 10.24         Third Amendment to the Credit Facility dated December 29, 1997.

                 13            Annual Report to Shareholders.

                 21            Subsidiaries of the Company.

                 23.1          Consent of Ernst & Young LLP.

                 23.2          Consent of KPMG.

                 23.3          Consent of KPMG Peat Marwick LLP.

                 24            Power of Attorney (included on signature page)

                 27            Financial Data Schedule

                 99.1          Report of Independent Auditors on Financial Statement Schedule - Ernst & Young LLP.

                 99.2          Report of Independent Auditors - KPMG

                 99.3          Report of Independent Auditors - KPMG Peat Marwick LLP


(b)      Reports on Form 8-K.

         The Company filed a report on Form 8-K dated October 14, 1997 which reported that the Company had amended its Third Amended and Restated Credit Agreement to eliminate the requirement that the Company's Restricted Subsidiaries execute Subsidiary Guarantees.

         The Company filed a report on Form 8-K dated October 31, 1997 which reported that the Company had entered into a Agreement and Plan of Merger with Universal Outdoor Holdings, Inc.

pursuant to which a wholly-owned subsidiary of the Company would be merged with and into Universal Outdoor Holdings, Inc. with Universal Outdoor Holdings, Inc. surviving the merger and becoming a wholly-owned subsidiary of the Company.
The Universal Merger is described under the caption "Recent Developments" in
Item 1 of Part I of this Form 10-K.

         The Company filed a report on Form 8-K dated December 22, 1997 which reported the Company's acquisition of substantially all of the assets of 43 radio stations, six radio news and sports networks and approximately 350 outdoor advertising display faces owned by Paxson Communications Corporation in the states of Florida and Tennessee. The report included the Combined Balance Sheet of Paxson Radio, a division of Paxson Communications Corporation ("Paxson Radio"), at December 31, 1996, and the related Combined Statement of Operations and Divisional Equity and Combined Statement of Cash Flows for the year ended December 31, 1996, with a Report of Independent Certified Public Accountants dated November 3, 1997. Also included were unaudited quarterly financial information including the Combined Balance Sheet of Paxson Radio at September 30, 1997, and the related Combined Statement of Operations and Divisional Equity and Combined Statement of Cash Flows for the nine months ended September 30, 1997 and 1996. Also included were an unaudited pro forma condensed consolidated balance sheet of the Company and its subsidiaries at December 31, 1996, unaudited pro forma condensed consolidated statements of operations of the Company and its subsidiaries for the year ended December 31, 1996 and the nine months ended September 30, 1997. The Paxson Radio Acquisition is described under the caption "Recent Developments" in Item 1 of Part I of this Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1998.

                                        CLEAR CHANNEL COMMUNICATIONS, INC.

                                        By:  /s/ L. Lowry Mays
                                                 L. Lowry Mays
                                                 Chairman and Chief Executive
                                                 Officer

         Each person whose signature appears below authorizes L. Lowry Mays, Mark P. Mays, Randall T. Mays and Herbert W. Hill, Jr., or any one of them, each of whom may act without joinder of the others, to execute in the name of each such person who is then an officer or director of the Registrant and to file any amendments to this annual report on Form 10-K necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such report as such attorney-in-fact may deem appropriate.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      NAME                                              TITLE                               DATE
      ----                                              -----                               ----
/S/ L. Lowry Mays                         Chairman, Chief Executive Officer and Director   March 30, 1998
L. Lowry Mays

/S/ Randall T. Mays                       Senior Vice President and Chief Financial        March 30, 1998
Randall T. Mays                           Officer (Principal Financial Officer)

/S/ Herbert W. Hill, Jr.                  Senior Vice President and Chief Accounting       March 30, 1998
Herbert W. Hill, Jr.                      Officer (Principal Accounting Officer)

/S/ B. J. McCombs                         Director                                         March 30, 1998
B. J. McCombs

/S/ Allan D. Feld                         Director                                         March 30, 1998
Alan D. Feld

/S/ Theodore H. Strauss                   Director                                         March 30, 1998
Theodore H. Strauss

/S/ John H. Williams                      Director                                         March 30, 1998
John H. Williams

/S/ Karl Eller                            Director                                         March 30, 1998
Karl Eller


                   EXHIBIT
                    NUMBER                                                DESCRIPTION
                 2.1           Agreement and Plan of Merger dated as of October 23, 1997, among Universal Outdoor Holdings,
                               Inc., the Company, and UH Merger Sub, Inc. (incorporated by reference to the exhibits of the
                               Company's Current Report on Form 8-K dated November 3, 1997).

                 3.1           Current Articles of Incorporation of the Company (incorporated by reference to the exhibits of the Company's Registration Statement on Form S-3 (Reg. No. 333-33371) dated September 9, 1997).

                 3.2           Second Amended and Restated Bylaws of the Company (incorporated by reference to the exhibits of the Company's Registration Statement on Form S-3 (Reg. No. 333-33371) dated September 9, 1997).

                 4.1           Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B. J.
                               McCombs, John M. Schaefer and John W. Barger, dated May 31, 1977 (incorporated by reference to the exhibits of the Company's Registration Statement on Form S-1 (Reg. No. 33-289161) dated
                               April 19, 1984).

                 4.2           Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and
                               The Bank of New York as Trustee (incorporated by reference to exhibit 4.2 of the Company's
                               Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

                 10.1          Incentive Stock Option Plan of Clear Channel Communications, Inc. as of January 1, 1984
                               (incorporated by reference to the exhibits of the Company's Registration Statement on Form S-1
                               (Reg. No. 33-289161) dated April 19, 1984).

                 10.2          Australia Radio Network Shareholders Agreement dated February 1995 by and between APN
                               Broadcasting Investments Pty Ltd, Australian Provincial Newspapers Holdings Limited, APN
                               Broadcasting Pty Ltd, Clear Channel Radio, Inc. and Clear Channel Communications, Inc.
                               (incorporated by reference to the exhibits of the Company's Current Report on Form 8-K dated
                               May 26, 1995).

                 10.3          Clear Channel Communications, Inc. 1994 Incentive Stock Option Plan (incorporated by reference to the exhibits of the Company's Registration Statement on Form S-8 dated November 20, 1995).

                 10.4          Clear Channel Communications, Inc. 1994 Nonqualified Stock Option Plan (incorporated by reference to the exhibits of the Company's Registration Statement on Form S-8 dated November
                               20, 1995).

                 10.5          Clear Channel Communications, Inc. Directors' Nonqualified Stock Option Plan (incorporated by reference to the exhibits of the Company's Registration Statement on Form S-8 dated November
                               20, 1995).

                   EXHIBIT
                    NUMBER                                                DESCRIPTION
                 10.6          Option Agreement for Officer (incorporated by reference to the exhibits of the Company's
                               Registration Statement on Form S-8 dated November 20, 1995).

                 10.7          Asset Purchase Agreement, dated as of May 9, 1996, by and among REP New England G.P., REP
                               Southeast G.P., REP Ft. Myers G.P., REP Rhode Island G.P., REP Florida G.P., REP WHYN G.P., REP
                               WWBB G.P., S.E. Licensee G.P., REP WCKT G.P., RI Licensee G.P., Radio Station Management, Inc.,
                               Clear Channel Radio, Inc., and Clear Channel Radio Licenses, Inc. (incorporated by reference to the exhibits of the Company's Current Report on Form 8-K dated June 5, 1996).

                 10.8          Tender Offer Agreement dated June 1, 1996 by and between Clear Channel Radio, Inc. and Heftel
                               Broadcasting Corporation (incorporated by reference to the exhibits of the Company's
                               Registration Statement on Form S-3 dated June 14, 1996).

                 10.9          Stock Purchase Agreement dated June 1, 1996 by and between Clear Channel Radio, Inc. and Heftel
                               Broadcasting Corporation dated June 1, 1996 (incorporated by reference to the exhibits of the
                               Company's Registration Statement on Form S-3 dated June 14, 1996).

                 10.10         Employment Agreement dated February 10, 1997 by and between Clear Channel Communications, Inc.
                               and L. Lowry Mays (incorporated by reference to exhibit 10.12 of the Company's Annual Report on
                               Form 10-K dated March 31, 1997).

                 10.11         Stock Purchase Agreement dated February 25, 1997 by and among Clear Channel Communications,
                               Inc., Eller Media Corporation and the Stockholders of Eller Media Corporation (incorporated by reference to the exhibits of the Company's Annual Report on Form 10-K dated March 31, 1997).

                 10.12         Amendment to Stock Purchase Agreement dated April 10, 1997 by and between Clear Channel
                               Communications, Inc., Eller Media Corporation and the Stockholders of Eller Media Corporation
                               (incorporated by reference to the exhibits of the Company's Current Report on Form 8-K dated
                               April 17, 1997).

                 10.13         Registration Rights Agreement dated April 10, 1997 by and between Clear Channel Communications,
                               Inc. and the Stockholders of Eller Media Corporation (incorporated by reference to the exhibits of the Company's Current Report on Form 8-K dated April 17, 1997).

                 10.14         Stockholders Agreement dated April 10, 1997 by and between Clear Channel Communications, Inc.
                               and EM Holdings LLC (incorporated by reference to the exhibits of the Company's Current Report on Form 8-K dated April 17, 1997).

                 10.15         Escrow Agreement dated April 10, 1997 by and between Clear Channel Communications, Inc., EM
                               Holdings LLC and Chase Trust Company of California (incorporated by reference to the exhibits of the Company's Current Report on Form 8-K dated April 17, 1997).

                 10.16         Third Amended and Restated Credit Agreement by and among Clear Channel Communications, Inc.,
                               NationsBank of Texas, N.A., as administrative lender, the First National Bank of Boston, as documentation agent, the Bank of Montreal and Toronto Dominion (Texas), Inc., as co-syndication agents, and certain other lenders dated April 10, 1997 (the "Credit Facility") (incorporated by reference to the exhibits of the Company's Amendment No. 1 to the Registration Statement on
                               Form S-3 (Reg. No. 333-25497) dated May 9, 1997).

                   EXHIBIT
                    NUMBER                                                DESCRIPTION
                 10.17         Asset Purchase Agreement dated August 25, 1997 by and among Paxson Communications Corporation,
                               Clear Channel Metroplex, Inc., Clear Channel Metroplex Licenses, Inc. and Clear Channel
                               Communications, Inc. (incorporated by reference to the exhibits of the Company's Registration
                               Statement on Form S-3 (Reg. No. 333-33371) dated September 9, 1997).

                 10.18         Asset Purchase Agreement dated August 25, 1997 by and among Paxson Communications Corporation,
                               L. Paxson, Inc., Clear Channel Metroplex, Inc., Clear Channel Metroplex Licenses, Inc. and
                               Clear Channel Communications, Inc. (incorporated by reference to the exhibits of the Company's
                               Registration Statement on Form S-3 (Reg. No. 333-33371) dated September 9, 1997).

                 10.19         First Amendment to the Credit Facility dated September 17, 1997 (incorporated by reference to exhibit 4.1 to the Company's Current Report on Form 8-K filed October 14, 1997).

                 10.20         Voting Agreement dated as of October 23, 1997 by and among Clear Channel Communications, Inc.
                               and Daniel L. Simon (incorporated by reference to the exhibits of the Company's Current Report on Form 8-K dated November 3, 1997).

                 10.21         Voting Agreement dated as of October 23, 1997 by and among Clear Channel Communications, Inc.
                               and Daniel L. Simon (incorporated by reference to the exhibits of the Company's Current Report on Form 8-K dated November 3, 1997).

                 10.22         Resale Agreement dated as of October 23, 1997 by and among Clear Channel Communications, Inc.
                               and Brian T. Clingen (incorporated by reference to the exhibits of the Company's Registration
                               Statement on Form S-4 (Reg. No. 333-43747) dated January 5, 1998).

                 10.23         Second Amendment to the Credit Facility dated November 7, 1997.

                 10.24         Third Amendment to the Credit Facility dated December 29, 1997.

                 13            Annual Report to Shareholders.

                 21            Subsidiaries of the Company.

                 23.1          Consent of Ernst & Young LLP.

                 23.2          Consent of KPMG.

                 23.3          Consent of KPMG Peat Marwick LLP.

                 24            Power of Attorney (included on signature page)

                 27            Financial Data Schedule

                 99.1          Report of Independent Auditors on Financial Statement Schedule - Ernst & Young LLP.

                 99.2          Report of Independent Auditors - KPMG

                 99.3          Report of Independent Auditors - KPMG Peat Marwick LLP