Form 10-Q
period 1998-03-31
CLEAR CHANNEL COMMUNICATIONS INC
filed 1998-05-15
CIK 739708

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                      QUARTERLY REPORT UNDER SECTION 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    For the quarter ended March 31, 1998          Commission file number 1-9645


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

   Indicate the number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practicable date.



            Class                                Outstanding at May 14, 1998
- - - - - - - - - - - - - - - - -         - - - - - - - - -  - - - - - - - - - -
Common Stock, $.10 par value                             123,954,756

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                                      INDEX




                                                                   Page No.
                                                                - - - - - - -

Part I -- Financial Information

     Item 1.  Unaudited Financial Statements

     Consolidated Balance Sheets at March 31, 1998
     and December 31, 1997                                             3

     Consolidated Statements of Operations for the three
     months ended March 31, 1998 and 1997                              5

     Consolidated Statements of Cash Flows for the three
     months ended March 31, 1998 and 1997                              6

     Notes to Consolidated Financial Statements                        8

     Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                    10

     Item 3.  Quantitative and Qualitative Disclosures
     About Market Risk                                                12


Part II -- Other Information

     Item 6.  Exhibits and reports on Form 8-K                        13

         (a)  Exhibits
         (b)  Reports on Form 8-K

     Signatures                                                       13

     Index to Exhibits                                                14

                                     PART I

Item 1.  UNAUDITED FINANCIAL STATEMENTS
               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                            (In thousands of dollars)

                                              March 31,             December 31,
                                                1998                    1997
                                             (Unaudited)                 (*)
                                              ------------          ------------
Current Assets
   Cash and cash equivalents                 $     25,775         $     24,657
   Income tax receivable                            2,451                3,202
   Accounts receivable, less allowance
     of $11,844 at March 31,
     1998 and $9,850 at December 31, 1997         132,277              155,962
   Film rights - current                           13,173               14,826
                                              ----------            ------------
     Total Current Assets                         173,676              198,647

Property, Plant and Equipment
   Land, buildings and improvements                88,717               84,118
   Structures and site leases                     607,151              487,857
   Transmitter and studio equipment               224,945              215,755
   Furniture and other equipment                   49,352               46,584
   Construction in progress                        34,196               39,992
                                               ----------           ------------
                                                1,004,361               874,306
Less accumulated depreciation                    (145,461)             (128,022)
                                               ----------           ------------
                                                  858,900               746,284
Intangible Assets
   Network affiliation agreements                  33,727                33,727
   Licenses and goodwill                        2,273,848             2,175,944
   Covenants not-to-compete                        24,892                24,892
   Other intangible assets                         27,737                19,593
                                               ----------           ------------
                                                2,360,204             2,254,156
Less accumulated amortization                    (165,808)             (141,066)
                                               ----------           ------------
                                                2,194,396             2,113,090
Other Assets
   Notes receivable                                   ---                35,373
   Film rights                                     11,765                14,171
   Investments in, and advances to,
   nonconsolidated affiliates                     268,300               266,691
   Other assets                                    29,363                30,122
   Other investments                               63,227                51,259
                                                ----------         -------------
Total Assets                                   $3,599,627            $3,455,637
                                                =========            =========
* From audited financial statements
                                  See Notes to Consolidated Financial Statements

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                            (In thousands of dollars)

                                                 March 31,          December 31,
                                                   1998                 1997
                                               (Unaudited)               (*)
                                               -----------          ------------
Current Liabilities
   Accounts payable                            $    12,106          $    11,904
   Accrued interest                                 11,361                9,950
   Accrued expenses                                 27,979               34,489
   Deferred income                                   1,313                1,340
   Current portion of long-term debt                 4,065               13,294
   Current portion of film rights liability         14,019               15,875
                                                ----------          ------------
   Total Current Liabilities                        70,843               86,852

   Long-term debt                                  610,289            1,540,421
   Film rights liability                            12,919               15,551
   Deferred income taxes                            11,614               10,114
   Deferred income                                   9,425                9,750
   Other long-term liabilities                      25,228               25,378

   Convertible debt                                500,000                  ----
   Minority interest                                20,739               20,787

Shareholders' Equity
   Common stock                                     10,468                9,823
   Additional paid-in capital                    2,123,321            1,541,865
   Retained earnings                               175,210              169,631
   Other                                             1,087                2,398
   Unrealized gain on investments                   30,347               23,754
   Cost of shares held in treasury                  (1,863)                (687)
                                                -----------         ------------
   Total shareholders' equity                    2,338,570            1,746,784
                                                -----------         ------------
Total Liabilities and
   Shareholders' Equity                         $3,599,627           $3,455,637
                                                 ==========           ==========
* From audited financial statements

                                  See Notes to Consolidated Financial Statements

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (In thousands of dollars, except per share data)


                                                    Three Months Ended
                                                 March 31,             March 31,
                                                   1998                   1997
                                                -----------         ------------

Gross revenue                                   $   229,849         $   110,831
Less agency commissions                              26,207              12,542
                                                -----------         ------------
Net revenue                                         203,642              98,289
Operating expenses                                  123,774              63,055
Depreciation and amortization                        43,011              15,946
                                                -----------         ------------
Operating income before corporate expenses           36,857              19,288
Corporate expenses                                    5,909               2,854
                                                -----------         ------------
Operating income                                     30,948              16,434

Interest expense                                     25,701              11,046
Other income - net                                    2,795               6,259
                                                -----------         ------------
Income before income taxes                            8,042              11,647
Income taxes                                          4,259               4,962
                                                -----------         ------------
Income before equity in earnings
of nonconsolidated affiliates                         3,783               6,685
Equity in earnings  of nonconsolidated
 affiliates                                           1,796                 914
                                                -----------          -----------
Net income                                      $     5,579          $    7,599
                                                ===========          ===========

   Basic                                        $       .06          $      .10
                                                ===========          ===========

   Diluted                                      $       .04          $      .10
                                                ===========          ===========

                 See Notes to Consolidated Financial Statements

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (In thousands of dollars)


                                                          Three Months Ended
                                                    March 31,          March 31,
                                                      1998               1997
                                                --------------      ------------

Cash flows from operating activities:
   Net income                                   $     5,579         $     7,599

Reconciling Items:
   Depreciation                                      18,052               6,694
   Amortization of intangibles                       24,970               9,252
   Deferred taxes                                     1,500                 814
   Amortization of film rights                        4,144               4,076
   Payments on film liabilities                      (4,573)             (4,336)
   Recognition of deferred income                      (352)               (365)
   (Gain) loss on disposal of assets                   (398)                334
   Gain on sale of other investments                 (2,606)                ----
   Equity in earnings of nonconsolidated
    affiliates                                         (200)               (119)
   Decrease minority interest                           (48)                ----

Changes in operating assets and liabilities:
   (Increase) decrease accounts receivable           25,354              10,634
   Increase (decrease) accounts payable                 201              (2,357)
   Increase (decrease) accrued interest               1,411              (3,140)
   Increase (decrease) accrued expenses and
   other liabilities                                 (4,111)             (2,687)
   Increase (decrease) accrued income and
    other taxes                                         751                (766)
                                                ------------        ------------
   Net cash provided by operating activities         69,674              25,633

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                   SCHEDULE RECONCILING NET INCOME TO NET CASH
                     FLOWS PROVIDED BY OPERATING ACTIVITIES
                                   (UNAUDITED)
                            (In thousands of dollars)


                                                          Three Months Ended
                                                     March 31,         March 31,
                                                       1998               1997
                                                  -------------     ------------
Cash flows from investing activities:

   Increase in restricted cash                            ----         $(41,245)
   Decrease in notes receivable - net                  35,373            52,750
   Increase in investments in and advances to
      nonconsolidated affiliates - net                  (1,409)          (5,497)
   Purchases of investments                             (6,855)         (10,911)
   Proceeds from sale of investments                     4,084              ----
   Purchases of property, plant and equipment           (8,038)          (4,474)
   Proceeds from disposal of assets                      2,395              251
   Acquisition of broadcasting assets                 (111,281)         (27,920)
   Acquisition of outdoor assets                      (106,466)             ----
   Increase in other intangible assets                  (8,144)            (517)
   Increase in other-net                                  (871)          (8,635)
                                                ---------------     ------------

   Net cash used in investing activities              (201,212)         (46,198)

Cash flows from financing activities:
   Proceeds of long-term debt                          171,000           82,825
   Payments on long-term debt                       (1,110,396)         (55,650)
   Payments of current maturities                          (62)            (253)
   Proceeds from exercise of stock options               1,795            2,082
   Proceeds from issuance of common stock              577,819              ----
   Proceeds from issuance of convertible debt          492,500               ---
                                                --------------      ------------
   Net cash provided by financing activities           132,656           29,004

   Net increase in cash and cash equivalents             1,118            8,439

   Cash and cash equivalents at beginning
     of period                                          24,657           16,701
                                                ---------------     ------------
   Cash and cash equivalents at end of period           25,775           25,140
                                                    ==========        ==========

                 See Notes to Consolidated Financial Statements

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1:  PREPARATION OF INTERIM FINANCIAL STATEMENTS

The consolidated financial statements have been prepared by Clear Channel Communications, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report.

The consolidated financial statements include the accounts of the Company and its subsidiaries, the majority of which are wholly-owned. Investments in companies in which the Company owns 20 percent to 50 percent of the voting common stock or otherwise exercises significant influence over operating and financial policies of the company are accounted for under the equity method. All significant intercompany transactions are eliminated in the consolidation process. Certain reclassifications have been made to the 1997 consolidated financial statements to conform to the 1998 presentation.

Note 2:  RECENT ACCOUNTING PRONOUNCEMENTS

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

During the first quarter of 1998 and 1997, total comprehensive income amounted to $12.2 million and $7.6 million respectively. The primary component of other comprehensive income was unrealized gains on the Company's available-for-sale securities.

Note 3:  RECENT DEVELOPMENTS

On January 21, 1998 the Company's affiliate, Heftel Broadcasting Corporation ("Heftel"), of which the Company owned 32.3% of the outstanding common stock, issued 5,075,000 additional shares of its common stock decreasing the Company's total ownership to approximately 29.1% of Heftel's aggregate outstanding Class A and Class B common stock.

On March 5, 1998, the Company made a cash offer to acquire all of the issued shares of More Group Plc ("More Group"), which was subsequently recommended to More Group's shareholders by its Board. The offer valued each More Group share at (pound)10.30, or approximately US$17.00. On March 30, 1998, New Decaux Plc, a wholly-owned subsidiary of a French outdoor advertising company called Decaux S.A., announced that it was prepared to offer the shareholders of More Group (pound)11.10 for each More Group share, or approximately US$18.32. Following receipt of this second proposal, More Group's Board withdrew its recommendation of the Company's offer, and is currently recommending no action to More Group's shareholders.

On April 1, 1998, the Company closed its merger with Universal Outdoor Holdings, Inc. ("Universal"). Pursuant to the terms of the agreement, each share of Universal common stock was exchanged for .67 shares of the Company's common stock or approximately 19.3 million shares. Universal's operations include approximately 34,000 outdoor advertising display faces in 23 major metropolitan markets. In addition, the Company assumed approximately $567 million of Universal's long-term debt, $242 million of which was refinanced at the closing date using the Company's credit facility. In May 1998, the Company completed a public tender offer for the 9.75% debentures, which made up the remaining $325 million. This acquisition is being accounted for as a purchase with resulting goodwill of approximately $1,163 million being amortized over 25 years on a straight-line basis. This purchase price allocation is preliminary and the results of operations of Universal will be included in the Company's financial statements beginning April 1, 1998.

The results of operations for the three month periods ending March 31, 1998 and 1997 does not include the operations of Universal. Assuming this merger and the acquisitions of Eller Media ("Eller") and Paxson Radio ("Paxson") had occurred at January 1, 1997, unaudited pro forma consolidated results of operations for the three months ended March 31, 1998 and 1997 would have been as follows:

                              Pro Forma (Unaudited)
                           Three Months Ended March 31
                       In thousands, except per share data

                                             1998                       1997

           Net revenue                   $  258,934                $   224,974
           Net loss                      $   (7,788)               $   (20,169)
           Net loss per share:
               Basic                     $    (0.07)               $     (0.20)
               Diluted                   $    (0.08)               $     (0.20)

The pro forma information above is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had the acquisitions of Eller and Paxson and the merger with Universal occurred at the beginning of 1997, nor is it indicative of future results of operations. The Company had other acquisitions during the first quarter of 1998 and during 1997, the effects of which, individually and in aggregate, were not material to the Company's consolidated financial position or results of operations.

To facilitate possible future acquisitions, including More Group as well as the public offerings referred to below, on March 16, 1998 the Company filed a registration statement on Form S-3 covering a combined $1.5 billion of debt securities, junior subordinated debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units (the "shelf registration statement"). The shelf registration statement also covers preferred securities that may be issued from time to time by the Company's three Delaware statutory business trusts and guarantees of such preferred securities by the Company.

On March 30, 1998, the Company completed its offering of six million shares of common stock under the shelf registration statement. The net proceeds to the Company were $577.8 million, which was used to reduce the outstanding balance under the credit facility. Also, on March 30, 1998 the Company completed its offering of $500 million aggregate principal amount of 2 5/8% Senior Convertible Notes due April 1, 2003, under the shelf registration statement. The net proceeds to the Company were $492.5 million, which was used to reduce the outstanding balance under the credit facility. Subsequent to March 31, 1998, the Company issued an additional $75 million aggregate principal amount of 2 5/8% Senior Convertible Notes due April 1, 2003.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of Three Months Ended March 31, 1998 to Three Months Ended March 31, 1997.

(In thousands of dollars, except per share data)

                                                                           As-Reported       Pro Forma
                                      Three Months Ended March 31,         % Increase       % Increase
         Consolidated                   1998              1997             (Decrease)       (Decrease)
         ------------                   ----              ----             ----------       ----------

Net revenue                            $203,642         $ 98,289               107.2%         15.1%
Operating expenses                      123,774           63,055                96.3%         10.1%
Depreciation and amortization            43,011           15,946               169.7%         10.0%
Operating income                         30,948           16,434                88.3%         60.3%
Interest expense                         25,701           11,046               132.7%
Net income                                5,579            7,599              (26.6)%
Net income per share:
    Basic                              $    .06         $    .10              (40.0)%
    Diluted                            $    .04         $    .10              (60.0)%


The majority of the growth in the "as reported" net revenue and operating expenses for the quarter ended March 31, 1998 was due to the acquisitions of the Eller Media Company ("Eller") in April of 1997 and Paxson Radio ("Paxson"), which has been included in the operations of the Company since October of 1997. In addition 16 radio stations and 4,600 outdoor display faces were purchased during the first three months of 1998, the effects of which, individually and in the aggregate, were not material to the Company's consolidated financial position or results of operations:

The majority of the increase in "as reported" depreciation and amortization was primarily due to the acquisition of the tangible and intangible assets associated with the purchase the above-mentioned radio acquisitions and Eller. Interest expense increased primarily due to an increase in the average amount of debt outstanding -- which resulted from the above-mentioned radio acquisitions and the acquisition of Eller. The majority of the decrease in net income also was primarily due to the increase in depreciation and amortization expense resulting from the aforementioned business acquisitions.

Pro forma presentation referred to above assumes the acquisition and/or merger of Eller, Paxson and Universal occurred on January 1, 1997. Pro forma net revenue increased due to improved advertising rates in the broadcasting segment and improved occupancy and increased advertising rates within the outdoor segment. Pro forma operating expenses increased primarily from the incremental selling costs related to the additional revenues


Liquidity and Capital Resources

The major sources of capital for the Company have been cash flow from operations, advances on its $1.75 billion revolving long-term line of credit facility (the "credit facility"), other borrowings, and funds provided by the initial stock offering in 1984 and subsequent stock offerings in July 1991, October 1993, June 1996, May 1997, September 1997 and March 1998. As of March 31, 1998, the Company had $286.0 million outstanding under its credit facility, a total of $9.6 million in a guaranty to a third party, and $17.6 million in letters of credit, leaving $1,436.8 million available for future borrowings under the credit facility. In addition, the Company had $25.8 million in unrestricted cash and cash equivalents on hand at March 31, 1998.

Funding for the above-mentioned radio acquisitions and the refinancing of the $242 million long-term debt in the merger with Universal was provided by cash flow from operations and the Company's credit facility. The credit facility converts into a reducing revolving line of credit on the last business day of September 2000, with quarterly repayment of the outstanding principal balance to begin the last business day of September 2000 and continue during the subsequent five year period, with the entire balance to be repaid by the last business day of June 2005.

On March 16, 1998 the Company filed a registration statement on Form S-3 covering a combined $1.5 billion of debt securities, junior subordinated debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units (the "shelf registration statement"). The shelf registration statement also covers preferred securities that may be issued from time to time by the Company's three Delaware statutory business trusts and guarantees of such preferred securities by the Company.

On March 30, and April 28, 1998 the Company completed an offering of $500 million and $75 million aggregate principal amounts, respectively, of 2.625% senior convertible notes due April 1, 2003 resulting in net proceeds to the Company of $492.5 million and $74.0 million, respectively, which was used to pay down the outstanding balance under the credit facility. The notes are convertible into the Company's common stock at any time following the date of original issuance, unless previously redeemed, at a conversion price of $123.90 per share, subject to adjustment in certain events. Interest on the notes is payable semiannually on each April 1 and October 1, beginning October 1, 1998. The notes are redeemable, in whole or in part, at the option of the Company at any time on or after April 1, 2001 and until March 31, 2002 at 101.050%; on or after April 1, 2002 and until March 31, 2003 at 100.525%; and on or after April 1, 2003 at 100%, plus accrued interest.

On March 30, 1998, the Company completed an offering of six million shares of common stock. The net proceeds to the Company were $578.2 million, which was used to pay down the outstanding balance under the credit facility.

Due to the above mentioned debt and equity issuance, in May 1998 the Company filed another registration statement on Form S-3 covering a combined $1.5 billion of debt securities, junior subordinated debt securities, preferred stock, common stock, warrants, stock purchase contracts, stock purchase units and preferred securities that may be issued from time to time by the Company's three Delaware statutory business trusts and guarantees of such preferred securities by the Company.

Future acquisitions of broadcasting stations, outdoor facilities and other media-related properties, affected in connection with the implementation of the Company's acquisition strategy are expected to be financed from increased borrowings under the credit facility, additional public equity and debt offerings and cash from operations.

During the first three months of the year, the Company made principal payments on the credit facility totaling $1,100.2 million including $492.5 million and $577.8 million from the net proceeds from the convertible debt offering and the equity offering, respectively and purchased capital equipment totaling $8.0 million.

The Company believes that cash flow from operations as well as the proceeds from securities offerings made by the Company from time to time will be sufficient to make all required future interest and principal payments on the credit facility and will be sufficient to fund all anticipated capital expenditures.

During the first three months of 1998, the Company purchased the broadcasting assets of certain radio stations in Mobile, Alabama, Monterey, California, Allentown, Pennsylvania, Jackson, Mississippi and in Dayton, Ohio for approximately $24.1 million, $23.7 million, $29.0 million, $20.0 million and $14.5 million, respectively. Also, during the first quarter, the Company acquired approximately 4,600 outdoor display faces in 10 markets for $106.5 million.

The Company's earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of its investments in Australia, New Zealand, the Czech Republic and China, all of which are accounted for under the equity method. The Company believes that the foreign currency risks to which it is exposed are not reasonably likely to have a material adverse effect on the Company's cash flows, results of operations or financial position given the concentration of revenue in the United States.

The ratio of earnings to combined fixed charges and preferred stock dividends is as follows:

    3 Months ended
       March 31,                                                  Year Ended
------------------------         ----------------------------------------------------------------------------

1998            1997              1997             1996              1995             1994              1993
------         ------            ------           ------            ------           ------            ------
  1.29          2.03              2.32             3.63              3.32             5.54              3.81


The ratio of earnings of combined fixed charges and preferred stock dividends has been computed on a total enterprise basis. Earnings represent income from continuing operations before income taxes less equity in undistributed net income (loss) of unconsolidated affiliates plus fixed charges. Fixed charges represent interest, amortization of debt discount and expense, and the estimated interest portion of rental charges. The Company had no Preferred Stock outstanding and paid no dividends thereon for any period presented.


Risks Regarding Forward Looking Statements

Except for the historical information, this report contains various "forward-looking statements" which represent the Company's expectations or beliefs concerning future events, including the future levels of cash flow from operations. The Company cautions that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could have an adverse effect upon the Company's financial performance. These variables include economic conditions, the ability of the Company to integrate the operations of Eller, Paxson and Universal, shifts in population and other demographics, level of competition for advertising dollars, fluctuations in operating costs, technological changes and innovations, changes in labor conditions, changes in governmental regulations and policies, and certain other factors set forth in the Company's SEC filings. Actual results in the future could differ materially from those described in the forward-looking statements.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk:

At March 31, 1998, approximately 26% of the Company's long-term debt bears interest at variable rates. Accordingly, the Company's earnings and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the first quarter 1998 average interest rate under these borrowings, it is estimated that the Company's first quarter 1998 interest expense would have changed by $5.7 million and that the Company's first quarter 1998 net income and after tax cash flow would have changed by $3.7 million. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

At March 31, 1998, the Company has several interest rate protection agreements that it obtained through an acquisition. These agreements, the fair value of which are not material at March 31, 1998 and are not expected to become material in the near term, have not been considered in the above analysis as the Company intends to terminate these agreements during 1998.


Equity Price Risk:

The carrying value of the Company's available-for-sale equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at March 31, 1998 by $11.9 million.

Part II -- OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.  See Exhibit Index on Page 14
     (b)  Reports on Form 8-K
     Filing    Date        Items Reported          Financial Statements Reported

      8-K    3/12/98      Pro forma financial      Clear Channel Communications,
                          statements assuming      Inc. 12/31/97 Universal
                          the merger between       Outdoor Holdings, Inc.
                          the Company and          12/31/97 Pro forma statements
`                         Universal occurred on    12/31/97
                          1/1/97.

      8-K/A   3/23/98     Quantitative and         None
                          Qualitative Disclosure
                          About Market Risk at
                          12/31/97


Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CLEAR CHANNEL COMMUNICATIONS, INC.



Date     May 14, 1998                      /s/  L. Lowry Mays
                                           L. Lowry Mays - Chairman and
                                           Chief Executive Officer

Date     May 14, 1998                      /s/  Herbert W. Hill, Jr.
                                           Herbert W. Hill, Jr.
                                           Senior Vice President and
                                           Chief Accounting Officer

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

4.3 Third Amended and Restated Credit Agreement by and among Clear Channel Communications, Inc., NationsBank of Texas, N.A., as administrative lender, the First National Bank of Boston, as documentation agent, the Bank of Montreal and Toronto Dominion (Texas), Inc., as co-syndication agents, and certain other lenders dated April 10, 1997 (the "Credit Facility") (incorporated by reference to the exhibits of the Company's Amendment No. 1 to the Registration Statement on Form S-3 (Reg. No. 333-25497) dated May 9, 1997).

4.4 First Supplemental Indenture dated March 30, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York as Trustee.

11              Computation of Earnings Per Share

12              Computation of Ratio of Earnings to Fixed Charges

27              Financial Data Schedule at March 31, 1998

27.1 Financial Data Schedule at March 31, 1997 (incorporated by reference to exhibit 27 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).