Form 10-Q
period 1998-03-30
CLEAR CHANNEL COMMUNICATIONS INC
filed 1998-08-14
CIK 739708

10Q298.doc, 08/13/98 10:11 AM Page 17 of 21
                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                      QUARTERLY REPORT UNDER SECTION 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarter ended June 30, 1998          Commission file number 1-9645


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

   Indicate the number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practicable date.



            Class                                Outstanding at August 13, 1998
- - - - - - - - - - - - - - - - -                  - - -  - - - - - - - - - -
Common Stock, $.10 par value                               248,333,084

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                                      INDEX




                                                                      Page No.
                                                                  - - - - - - -

Part I -- Financial Information

     Item 1.  Unaudited Financial Statements

     Consolidated Balance Sheets at June 30, 1998
     and December 31, 1997                                                 3

     Consolidated Statements of Earnings for the six
     and three months ended June 30, 1998 and 1997                         5

     Consolidated Statements of Cash Flows for the
     six months ended June 30, 1998 and 1997                               6

     Notes to Consolidated Financial Statements                            8

     Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                        11

     Item 3.  Quantitative and Qualitative Disclosures
     About Market Risk                                                    14


Part II -- Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders         15

     Item 6.  Exhibits and reports on Form 8-K                            16

         (a)  Exhibits
         (b)  Reports on Form 8-K

     Signatures                                                           17

     Index to Exhibits                                                    18

                                     PART I

Item 1.  UNAUDITED FINANCIAL STATEMENTS
               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                            (In thousands of dollars)

                                        June 30,                   December 31,
                                          1998                         1997
                                       (Unaudited)                      (*)
                                     ----------------           ---------------
Current Assets
   Cash and cash equivalents             $     58,374              $     24,657
   Income tax receivable                           --                     3,202
   Accounts receivable, less allowance
     of $17,938 at June 30, 1998 and
     $9,850 at December 31, 1997              265,676                   155,962
   Film rights - current                       11,247                    14,826
                                       --------------            --------------
     Total Current Assets                     335,297                   198,647

Property, Plant and Equipment
   Land, buildings and improvements           121,653                    84,118
   Structures and site leases               1,195,573                   487,857
   Transmitter and studio equipment           230,179                   215,755
   Furniture and other equipment               84,764                    46,584
   Construction in progress                   210,865                    39,992
                                       --------------            --------------
                                            1,843,034                   874,306
Less accumulated depreciation                (176,957)                 (128,022)
                                       --------------            --------------
                                            1,666,077                   746,284
Intangible Assets
   Network affiliation agreements              33,727                    33,727
   Licenses and goodwill                    4,418,434                 2,175,944
   Covenants not-to-compete                    24,892                    24,892
   Other intangible assets                     33,560                    19,593
                                      ---------------           ---------------
                                            4,510,613                 2,254,156
Less accumulated amortization                (204,324)                 (141,066)
                                     ----------------           ---------------
                                            4,306,289                 2,113,090
Other Assets
   Notes receivable                                --                    35,373
   Film rights                                 10,252                    14,171
   Investments in, and advances to,
   nonconsolidated affiliates                 294,035                   266,691
   Other assets                               133,392                    30,122
   Other investments                           99,550                    51,259
                                      ---------------           ---------------
Total Assets                               $6,844,892                $3,455,637
                                            =========                 =========
* From audited financial statements
                 See Notes to Consolidated Financial Statements

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                            (In thousands of dollars)

                                        June 30,                   December 31,
                                          1998                         1997
                                       (Unaudited)                      (*)
                                     ----------------           ---------------
Current Liabilities
   Accounts payable                      $    56,861              $     11,904
   Accrued interest                           29,145                     9,950
   Accrued expenses                          141,058                    34,489
   Accrued income taxes                       16,672                        --
   Deferred income                             1,300                     1,340
   Current portion of long-term debt           4,094                    13,294
   Current portion of film rights
   liability                                  12,320                    15,875
                                      --------------             -------------
   Total Current Liabilities                 261,450                    86,852

   Long-term debt                          2,137,601                 1,540,421
   Film rights liability                      11,057                    15,551
   Deferred income taxes                      59,456                    10,114
   Deferred income                             9,100                     9,750
   Other long-term liabilities                90,251                    25,378

   Convertible debt                          575,000                      ----
   Minority interest                         125,729                    20,787

 Shareholders' Equity
   Common stock                               12,414                     9,823
   Additional paid-in capital              3,330,115                 1,541,865
   Retained earnings                         203,119                   169,631
   Other                                       1,087                     2,398
   Unrealized gain on investments             30,376                    23,754
   Cost of shares held in treasuy             (1,863)                     (687)
                                     ---------------            --------------
   Total shareholders' equity              3,575,248                 1,746,784
                                     ---------------            --------------
Total Liabilities and
   Shareholders' Equity                 $  6,844,892              $  3,455,637
                                          ==========                ==========
* From audited financial statements

                 See Notes to Consolidated Financial Statements

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                (In thousands of dollars, except per share data)


                                                               Six Months Ended                     Three Months Ended
                                                         June 30,         June 30,              June 30,           June 30,
                                                           1998             1997                  1998               1997
                                                      --------------   --------------        --------------     --------------
Gross revenue                                          $   590,810       $   323,031           $   360,961     $    212,200
Less agency commissions                                     67,140            37,963                40,933           25,421
                                                    --------------    --------------        --------------   --------------
Net revenue                                                523,670           285,068               320,028          186,779
Operating expenses                                         289,342           166,733               165,568          103,678
Depreciation and amortization                              113,440            48,670                70,428           32,724
                                                    --------------    --------------        --------------   --------------
Operating income before corporate expenses                 120,888            69,665                84,032           50,377
Corporate expenses                                          13,779             7,871                 7,870            5,017
                                                    --------------    --------------        --------------   --------------
Operating income                                           107,109            61,794                76,162           45,360

Interest expense                                            53,733            32,314                28,032           21,268
Other income (expense) - net                                10,198             5,199                 7,403            (1,060)
                                                    --------------    --------------        --------------   --------------
Income before income taxes                                  63,574            34,679                55,533           23,032
Income taxes                                                36,619            17,307                32,360           12,345
                                                    --------------    --------------        --------------   --------------
Income before equity in earnings
of nonconsolidated affiliates                               26,955            17,372                23,173           10,687
Equity in earnings  of nonconsolidated affiliates            6,533             5,321                 4,736            4,407
                                                    --------------    --------------        --------------   --------------
Net income                                           $      33,488    $       22,693         $      27,909     $     15,094
                                                     =============    ==============         =============     ============

Net income per common share:
   Basic                                          $            .30    $          .28         $         .22     $        .18
                                                  =================   ==============         =============     ============

   Diluted                                        $            .29    $          .26         $         .22     $        .16
                                                  ================    ==============         =============     ============

                 See Notes to Consolidated Financial Statements

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (In thousands of dollars)


                                                     Six Months Ended
                                          June 30,                    June 30,
                                            1998                        1997
                                       --------------              ------------

Cash flows from operating activities:
   Net income                           $     33,488              $     22,693

Reconciling Items:
   Depreciation                               49,954                    23,416
   Amortization of intangibles                63,485                    25,254
   Deferred taxes                              9,342                     2,756
   Amortization of film rights                 8,409                     8,132
   Payments on film liabilities               (8,961)                   (8,446)
   Recognition of deferred income               (690)                     (730)
   Loss on disposal of assets                    389                       467
   Gain on sale of other investments         (18,812)                     ----
   Equity in earnings of
   nonconsolidated affiliates                 (3,549)                   (4,327)
   Dividend and other payments from
   nonconsolidated affiliates                  1,399                        --
   Decrease minority interest                     (3)                     (271)

Changes in operating assets and
liabilities:
   (Increase) decrease accounts
    receivable                               (18,515)                   (6,577)
   (Decrease) increase accounts
    payable                                   (5,047)                    1,146
   Increase (decrease) accrued
   interest                                    3,669                    (2,336)
   Increase (decrease) accrued
   expenses and other liabilities              5,072                      (363)
   Increase (decrease) accrued
   income and other taxes                     19,874                     5,269
                                     ---------------            --------------
   Net cash provided by operating
   activities                           $    139,504              $     66,083

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                   SCHEDULE RECONCILING NET INCOME TO NET CASH
                     FLOWS PROVIDED BY OPERATING ACTIVITIES
                                   (UNAUDITED)
                            (In thousands of dollars)


                                                    Six Months Ended
                                              June 30,                June 30,
                                                1998                    1997
                                            ------------          -------------
Cash flows from investing activities:

   Decrease in notes receivable - net         $   35,373          $     52,750
   Increase in investments in and
    advances to nonconsolidated
    affiliates - net                             (57,697)               (37,340)
   Purchases of investments                      (17,193)               (24,279)
   Proceeds from sale of investments              25,768                   ----
   Purchases of property, plant and equipment    (27,775)               (12,689)
   Proceeds from disposal of assets                3,626                    267
   Acquisition of broadcasting assets           (168,247)               (91,765)
   Acquisition of outdoor assets                (864,847)              (766,039)
   Increase in other intangible assets            (8,278)                (3,684)
   (Increase) decrease in other-net               (3,722)                 2,364
                                             -----------            -----------

   Net cash used in investing activities      (1,082,992)              (880,415)

Cash flows from financing activities:
   Proceeds of long-term debt                  1,694,813                883,434
   Payments on long-term debt                 (1,864,151)              (346,650)
   Payments of current maturities                   (131)                  (686)
   Proceeds from exercise of stock options         3,415                  2,210
   Proceeds from issuance of common stock        577,250                288,443
   Proceeds from issuance of convertible
   debt                                          566,009                    ---
                                            ------------           ------------
   Net cash provided by financing
   activities                                    977,205                826,751

   Net increase in cash and cash
   equivalents                                    33,717                 12,419

   Cash and cash equivalents at
   beginning of period                            24,657                 16,701
                                           -------------          -------------
   Cash and cash equivalents at
   end of period                           $      58,374          $      29,120
                                               =========              =========

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

Note 2:  RECENT ACCOUNTING PRONOUNCEMENTS

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in comprehensive income.

During the second quarter of 1998 and 1997, total comprehensive income amounted to $27.9 million and $15.1 million respectively. During the six months ended June 30, 1998 and 1997, total comprehensive income amounted to $40.1 million and $22.7 million respectively. The primary component of other comprehensive income was unrealized gains on the Company's available-for-sale securities.

Note 3:  RECENT DEVELOPMENTS

On January 21, 1998 the Company's affiliate, Heftel Broadcasting Corporation ("Heftel"), of which the Company owned 32.3% of the outstanding common stock, issued 5,075,000 additional shares of its common stock decreasing the Company's total ownership to approximately 29.1% of Heftel's aggregate outstanding Class A and Class B common stock.

On April 1, 1998, the Company closed its merger with Universal Outdoor Holdings, Inc. ("Universal"). Pursuant to the terms of the agreement, each share of Universal common stock was exchanged for .67 shares of the Company's common stock or approximately 19.3 million shares. Universal's operations include approximately 34,000 outdoor advertising display faces in 23 major metropolitan markets. This acquisition is being accounted for as a purchase with resulting goodwill of approximately $1.3 billion based on a preliminary purchase price allocations, which is being amortized over 25 years on a straight-line basis.

On June 25, 1998, the Company completed the first closing of its tender offer for all of the issued and to be issued shares of More Group Plc., ("More"), an outdoor advertising company based in the United Kingdom. More's operations include approximately 90,000 outdoor advertising display faces in 22 countries. At June 30, 1998, through a series of transactions including the first closing of the tender offer, the Company had purchased 35,857,951 shares, or 86% of issued share capital of More for (pound)11.10 per share, or approximately US$18.33 per share totaling approximately $657.3 million. In addition the Company assumed approximately $137.7 million in long-term debt from More. The Company's pro-rata share of the earnings of More for the month of June, which was $1.1 million, was accounted for under the equity method and was recorded in "Equity in earnings of nonconsolidated affiliates" in the second quarter. As of June 30, 1998, a preliminary purchase price allocation for More was included in the Company's accounts resulting in a $110.8 million addition to minority interest for the approximately 14% of shares not purchased as of June 30, 1998. The Company consolidated the assets and liabilities of More as of June 30, 1998 and will begin consolidating the results of operations July 1, 1998.

Through subsequent closings, on August 6, 1998, the Company has purchased 100% of the issued share capital of More. The aggregate consideration for all such shares purchased was approximately (pound)462.3 million or $768.1 million.

The results of operations for the six month periods ending June 30, 1998 and 1997 include the operations of Eller Media ("Eller"), Paxson Radio ("Paxson"), Universal and More from the respective dates of acquisition or merger as appropriate. Assuming the acquisitions of Eller, Paxson and More, and the merger with Universal had occurred at January 1, 1997, unaudited pro forma consolidated results of operations for the six months ended June 30, 1998 and 1997 would have been as follows:

                              Pro Forma (Unaudited)
                            Six Months Ended June 30,
                       In thousands, except per share data

                                           1998                       1997
                                           ----                       ----

           Net revenue                $   723,636                 $  599,080
           Net (loss)                 $   (21,798)                $  (47,194)
           Net (loss) per share:
               Basic                  $      (.17)                $     (.44)
               Diluted                $      (.17)                $     (.44)

The pro forma information above is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had the acquisitions of Eller, Paxson and More, and the merger with Universal occurred at the beginning of 1997, nor is it indicative of future results of operations. The Company had other acquisitions during the six months ended June 30, 1998 and 1997, the effects of which, individually and in aggregate, were not material to the Company's consolidated financial position or results of operations.

To facilitate possible future acquisitions, on March 16, 1998 the Company filed a registration statement on Form S-3 covering a combined $1.5 billion of debt securities, junior subordinated debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units (the "shelf registration statement"). The shelf registration statement also covers preferred securities that may be issued from time to time by the Company's three Delaware statutory business trusts and guarantees of such preferred securities by the Company.

On March 30, 1998, the Company completed its offering of six million shares of common stock under the shelf registration statement. Also, on March 30, 1998 the Company completed its offering of $500 million aggregate principal amount of 2.625% Senior Convertible Notes due April 1, 2003, under the shelf registration statement. On April 28, 1998, the Company issued an additional $75 million aggregate principal amount of 2.625% Senior Convertible Notes due April 1, 2003. The net proceeds to the Company of $577.2 million, $492.5 million and $73.5 million, respectively were used to reduce the outstanding balance on the credit facility.

On May 6, 1998, The Company amended the shelf registration statement to increase the amount of securities registered pursuant to the registration statement filed on March 16, 1998 back to $1.5 billion. On June 16, 1998, the Company completed its offering of $175 million 6.875% senior debentures due June 15, 2018 and $125 million 6.625% senior notes due June 15, 2008 under the shelf registration statement. The net proceeds of approximately $296 million, in aggregate, were used to purchase issued share capital of More.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of Three and Six Months Ended June 30, 1998 to Three and Six Months Ended June 30, 1997.

(In thousands of dollars, except per share data)

                          Six Months       As-Reported    Pro Forma         Three Months     As-Reported   Pro Forma
                         Ended June 30,     % Increase    % Increase        Ended June 30,    % Increase    %Increase
   Consolidated          1998       1997    (Decrease)    (Decrease)       1998       1997    (Decrease)   (Decrease)
   ------------          ----       ----    ----------    ----------       ----       ----    ----------   ----------
Net revenue            $523,670   $285,068        84%          21%        $320,028   $186,779       71%         27%
Operating expenses      289,342    166,733        74%          18%         165,568    103,678       60%         22%
Depreciation and
  amortization          113,440     48,670       133%          12%          70,428     32,724      115%         15%
Operating income        107,109     61,794        73%          46%          76,162     45,360       68%         57%
Interest expense         53,733     32,314        66%                       28,032     21,268       32%
Net income               33,488     22,693        48%                       27,909     15,094       85%
Net income per share:
    Basic              $    .30   $    .28         7%                     $    .22   $    .18       22%
    Diluted            $    .29   $    .26        12%                     $    .22   $    .16       38%

The majority of the growth in the "as reported" net revenue and operating expenses for the three months ended June 30, 1998 was due to the merger with Universal Outdoor Holdings Inc. ("Universal") on April 1, 1998. The majority of the growth in the "as reported" net revenue and operating expenses for the six months ended June 30, 1998 was due to the merger with Universal and the acquisitions of the Eller Media Company ("Eller") in April of 1997 and Paxson Radio ("Paxson"), which has been included in the operations of the Company since October of 1997. In addition 28 radio stations and 4,748 outdoor display faces were purchased during the first six months of 1998, the effects of which,
individually  and  in  the  aggregate,   were  not  material  to  the  Company's
consolidated financial position or results of operations. The tangible and intangible assets associated with the purchase the above-mentioned radio and outdoor operations account for the majority of the increase in "as reported" depreciation and amortization. Interest expense increased as a result of greater average borrowing level, which resulted from the above-mentioned radio and outdoor acquisitions. This increase in interest expense for the second quarter of 1998 was partially offset by the issuance of 2.625% senior convertible notes dated April 1, 1998. The majority of the increase in "as reported" net income also was primarily due to the inclusion of operations resulting from the aforementioned business acquisitions.

Pro forma presentation referred to above assumes the acquisition and/or merger of Eller, Paxson, Universal and More Group Plc., ("More") occurred on January 1, 1997. Pro forma net revenue increased due to improved advertising rates in the broadcasting segment and improved occupancy and increased advertising rates within the outdoor segment. Pro forma operating expenses increased primarily from the incremental selling costs related to the additional revenues.

Liquidity and Capital Resources

The major sources of capital for the Company have been cash flow from operations, advances on its revolving long-term line of credit facility (the "credit facility"), and funds provided by various stock, convertible and other bond offerings, and other borrowings. As of June 30, 1998 and December 31, 1997, the Company had the following debt outstanding:
                                            (In millions of dollars)
                                   June 30, 1998               December 31, 1997
                                   -------------               -----------------
         Credit facility            $1,350.7                        $1,215.2
         Senior convertible notes      575.0                              --
         Long-term bonds               600.0                           300.0
         Other borrowings              191.0                            38.5
                                 -----------                     -----------
         Total                      $2,716.7                        $1,553.7
                                     =======                         =======

In addition, the Company had $58.4 million in unrestricted cash and cash equivalents on hand at June 30, 1998.

On March 16, 1998 the Company filed a registration statement on Form S-3 covering a combined $1.5 billion of debt securities, junior subordinated debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units (the "shelf registration statement"). The shelf registration statement also covers preferred securities that may be issued from time to time by the Company's three Delaware statutory business trusts and guarantees of such preferred securities by the Company. Due to various debt and equity offerings during March and April, on May 6, 1998, the Company amended the shelf registration statement to increase the amount of securities registered pursuant to the registration statement filed on March 16, 1998 back to $1.5 billion.

On June 29, 1998 the Company filed a registration statement on Form S-4 covering 1,500,000 shares of common stock, which may be offered and issued by the Company from time to time in connection with the acquisition directly or indirectly by the Company of various businesses or properties, or interests therein.

Credit Facility:
On July 1, 1998, the Company expanded its revolving credit facility from $1.75 billion to $2 billion, of which $1,350.7 million is outstanding and, taking into account other guarantees, $628.1 million is available for future borrowings. The credit facility converts into a reducing revolving line of credit on the last business day of September 2000, with quarterly repayment of the outstanding principal balance to begin the last business day of September 2000 and continue during the subsequent five year period, with the entire balance to be repaid by the last business day of June 2005. During the first six months of the year, the Company made principal payments on the credit facility totaling $1,235.3 million including $566.0 million and $577.2 million from the net proceeds from the convertible debt offering and the equity offering, respectively and drew down $1,370.8 million. Funding for the majority of the Company's acquisitions and the refinancing of long-term debt in the merger with Universal was provided by the Company's credit facility.

Equity Offerings:
On March 30, 1998, the Company completed an offering of six million shares of common stock. The net proceeds to the Company were $577.2 million, which was used to pay down the outstanding balance under the credit facility.

Senior Convertible Notes Offering:
On March 30, and April 28, 1998 the Company completed an offering of $500 million and $75 million aggregate principal amounts, respectively, of 2.625% senior convertible notes due April 1, 2003 resulting in net proceeds to the Company of $492.5 million and $73.5 million, respectively, which was used to pay down the outstanding balance under the credit facility. The notes are convertible into the Company's common stock at any time following the date of original issuance, unless previously redeemed, at a conversion price of $123.90 per share, subject to adjustment in certain events. Interest on the notes is payable semiannually on each April 1 and October 1, beginning October 1, 1998. The notes are redeemable, in whole or in part, at the option of the Company at any time on or after April 1, 2001 and until March 31, 2002 at 101.050%; on or after April 1, 2002 and until March 31, 2003 at 100.525%; and on or after April 1, 2003 at 100%, plus accrued interest.

Bond Offerings and Refinancings:
On June 16, 1998, the Company completed an offering of $175 million 6.875% senior debentures due June 15, 2018 and $125 million 6.625% senior notes due June 15, 2008 under the shelf registration statement. The net proceeds of approximately $296.0 million, in aggregate, were used to fund the acquisition of issued share capital of More. Interest on the senior debentures and senior notes is payable semiannually on each June l5 and December 15, beginning December 15, 1998. In addition, the Company assumed approximately $567 million of Universal's long-term debt, $242 million of which was refinanced at the closing date using the Company's credit facility. In May 1998, the Company completed a public tender offer for the remaining $325 million of 9.75% debentures, the majority of which were purchased for approximately $374 million leaving approximately $2 million outstanding at June 30, 1998.

Other Borrowings:
Other borrowings consist principally of $137.7 million of long-term debt assumed as part of the More acquisition. The Company anticipates utilizing the credit facility to refinance this debt during the third quarter.

Other:
During the first six months of 1998, the Company purchased the broadcasting assets of certain radio stations in Mobile, Alabama; Monterey, California; Allentown, Pennsylvania; Jackson, Mississippi; Dayton, Ohio; Daytona Beach, Florida; Greenville, South Carolina; and El Paso, Texas for approximately $24.1 million, $23.7 million, $29.0 million, $20.0 million, $14.5 million, $11.5 million, $35.0 million and $10.5 million, respectively. Also, during the first six months of 1998, the Company merged with Universal, acquired 86% of the common stock of More, and also acquired approximately 4,748 other outdoor display faces in 16 markets for $1.3 billion, $657.3 million and $152.2 million, respectively. In addition, the Company purchased capital equipment totaling $27.8 million.

Future acquisitions of broadcasting stations, outdoor facilities and other media-related properties, affected in connection with the implementation of the Company's acquisition strategy are expected to be financed from increased borrowings under the credit facility, additional public equity and debt offerings and cash flow from operations. The Company believes that cash flow from operations as well as the proceeds from securities offerings made by the Company from time to time will be sufficient to make all required future interest and principal payments on the credit facility, senior convertible notes and bonds, and will be sufficient to fund all anticipated capital expenditures.

The Company's earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of its investments in various foreign countries, all of which are accounted for under the equity method. The Company believes that the foreign currency risks to which it is exposed are not reasonably likely to have a material adverse effect on the Company's cash flows, results of operations or financial position given the concentration of revenue in the United States.

The ratio of earnings to combined fixed charges and preferred stock dividends is as follows:

    6 Months ended
       June 30,                                  Year Ended
------------------------      --------------------------------------------
1998         1997              1997      1996       1995     1994     1993
------      ------            ------    ------     ------   ------   ------
 2.15        2.10              2.32      3.63       3.32     5.54     3.81

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

Risks Regarding Forward Looking Statements

Except for the historical information, this report contains various "forward-looking statements" which represent the Company's expectations or beliefs concerning future events, including the future levels of cash flow from operations. The Company cautions that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could have an adverse effect upon the Company's financial performance. These variables include economic conditions, the ability of the Company to integrate the operations of Eller, Paxson, Universal and More, shifts in population and other demographics, level of competition for advertising dollars, fluctuations in operating costs, technological changes and innovations, changes in labor conditions, changes in governmental regulations and policies, and certain other factors set forth in the Company's SEC filings. Actual results in the future could differ materially from those described in the forward-looking statements.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk:

At June 30, 1998, approximately 54% of the Company's long-term debt bears interest at variable rates. Accordingly, the Company's earnings and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the first six months of 1998 average interest rate under these borrowings, it is estimated that the Company's first six months of 1998 interest expense would have changed by $27.0 million and that the Company's first six months of 1998 net income and after tax cash flow would have changed by $17.6 million. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

At June 30, 1998, the Company has several interest rate protection agreements that it obtained through an acquisition. These agreements, the fair value of which are not material at June 30, 1998 and are not expected to become material in the near term, have not been considered in the above analysis as the Company intends to terminate these agreements during 1998.


Equity Price Risk:

The carrying value of the Company's available-for-sale equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at June 30, 1998 by $12.9 million.

Part II -- OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

An annual meeting of shareholders of the Company was held on May 5, 1998. L. Lowry Mays, Karl Eller, Mark P. Mays, Alan D. Feld, B. J. McCombs, Theodore H. Strauss and John H. Williams were elected as directors of the Company, each to hold office until the next annual meeting of shareholders or until his successor has been elected and qualified, subject to earlier resignation and removal. The shareholders also approved the Clear Channel Communications, Inc. 1998 Stock Incentive Plan. Additionally, the shareholders approved the selection of Ernst & Young LLP as independent auditors for the year ending December 31, 1998. The shareholders did not approve an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of Preferred Stock from 2,000,000 to 10,000,000 and the number of authorized shares of Common Stock from 150,000,000 to 600,000,000.

The results of voting at the annual meeting of the shareholders were as follows:

                                 Proposal No. 1
                             (Election of Directors)

    Nominee                              For                          Withheld
    L.Lowry Mays                      86,221,021                      1,193,939
    Karl Eller                        86,214,518                      1,200,442
    Mark P. Mays                      86,220,196                      1,194,764
    Alan D. Feld                      85,886,987                      1,527,973
    B.J. McCombs                      86,217,406                      1,197,554
    Theodore H. Strauss               86,367,960                      1,047,000
    John H. Williams                  86,376,841                      1,038,119


                                 Proposal No. 2
                       (Approve 1998 Stock Incentive Plan)

          For                  Withhold/Against             Exceptions/Abstain

       55,185,161                28,232,594                     145,996


                                 Proposal No. 3
                  (Amendment of the Articles of Incorporation)

          For                  Withhold/Against             Exceptions/Abstain

       52,402,978                32,056,811                     103,962


                                 Proposal No. 4
                       (Selection of Independent Auditors)

          For                  Withhold/Against             Exceptions/Abstain

       87,378,287                    12,054                      24,619


A special meeting of shareholders of the Company was held on July 13, 1998. The shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock of the Company from 150 million to 600 million shares. The Shareholders also approved an amendment to the Company's Articles of Incorporations to authorize the issuance of eight million shares of a new class of preferred stock.

The results of voting at the special meeting of the shareholders were as follows:


                                 Proposal No. 1
             (Amendment of the Articles of Incorporation to increase
                          Common Stock to 600 million)

          For                Withhold/Against             Exceptions/Abstain

       98,863,379                16,029,730                    35,168


                                 Proposal No. 2
            (Amendment of the Articles of Incorporation to authorize
                         a new class of Preferred Stock)

          For                Withhold/Against             Exceptions/Abstain

       83,324,710                27,322,142                  4,281,425


Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits.  See Exhibit Index on Page 18
   (b)  Reports on Form 8-K
        Filing    Date      Items Reported               Financial Statements
                                                               Reported

        8-K      4/10/98    Item 2. Pro forma              Clear Channel
                                    financial statements   Communications, Inc.
                                    assuming the merger    12/31/97
                                    between the Company    Universal Outdoor
`                                   and Universal          Holdings, Inc.
                                    occurred on 1/1/97.    12/31/97
                                                           Pro forma statements
                                                           12/31/97


        8-K      7/10/98    Item 2. Business               None, the required
                                    acquisition of More    items under item 7(a)
                                    Group Plc. on June     and 7(b) will be
                                    25, 1998.              filed within 60 days
                                                           of this filing.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CLEAR CHANNEL COMMUNICATIONS, INC.




Date     August 14, 1998                    /s/  Herbert W. Hill, Jr.
                                            Herbert W. Hill, Jr.
                                            Senior Vice President and
                                            Chief Accounting Officer

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

4.4 First Supplemental Indenture dated March 30, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York as Trustee. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

11              Computation of Earnings Per Share

12              Computation of Ratio of Earnings to Fixed Charges

27              Financial Data Schedule at June 30, 1998

27.1 Financial Data Schedule at June 30, 1997 (incorporated by reference to exhibit 27 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).