Form 10-Q
period 1998-09-30
CLEAR CHANNEL COMMUNICATIONS INC
filed 1998-11-05
CIK 739708

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                    Commission file number 1-9645
     September 30, 1998

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

   Indicate the number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practicable date.



            Class                            Outstanding at November 3, 1998
- - - - - - - - - - - - - - -              - - - - - - - -  - - - - - - - - - -
Common Stock, $.10 par value                           248,486,192

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                                      INDEX




                                                                       Page No.
                                                                      - - - - -

Part I -- Financial Information

    Item 1.  Unaudited Financial Statements

    Consolidated Balance Sheets at
     September 30, 1998 and December 31, 1997                              3

    Consolidated Statements of Earnings
     for the nine and three months ended
     September 30, 1998 and 1997                                           5

    Consolidated Statements of Cash Flows
     for the nine months ended September 30, 1998
     and 1997                                                              6

    Notes to Consolidated Financial Statements                             8

    Item 2.  Management's Discussion and Analysis
     of Financial Condition and Results of Operations                     11

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk   16


Part II -- Other Information

    Item 4.  Submission of Matters to a Vote of Security Holders          18

    Item 6.  Exhibits and reports on Form 8-K                             18

         (a)  Exhibits
         (b)  Reports on Form 8-K

    Signatures                                                            20

    Index to Exhibits                                                     21

                                     PART I
                              FINANCIAL INFORMATION
ITEM 1.  UNAUDITED FINANCIAL STATEMENTS
               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                            (IN THOUSANDS OF DOLLARS)

                                           September 30,          December 31,
                                               1998                    1997
                                           (Unaudited)                 (*)
                                          --------------        ---------------
CURRENT ASSETS
   Cash and cash equivalents                $     48,192           $     24,657
   Income tax receivable                              --                  3,202
   Accounts receivable, less
     allowance of $19,872 at
     September 30,1998 and
     $9,850 at December 31, 1997                 287,067                155,962
   Other current assets                           65,603                 14,826
                                          --------------         --------------
     Total Current Assets                        400,862                198,647

PROPERTY, PLANT AND EQUIPMENT
   Land, buildings and improvements              134,398                 84,118
   Structures and site leases                  1,254,802                487,857
   Transmitter and studio equipment              232,629                215,755
   Furniture and other equipment                  83,910                 46,584
   Construction in progress                      225,131                 39,992
                                          --------------         --------------
                                               1,930,870                874,306
Less accumulated depreciation                   (217,421)              (128,022)
                                          --------------         --------------
                                               1,713,449                746,284
INTANGIBLE ASSETS
   Contract valuations                           275,211                 33,727
   Licenses and goodwill                       4,362,111              2,175,944
   Other intangible assets                        74,552                 44,485
                                         ---------------        ---------------
                                               4,711,874              2,254,156
Less accumulated amortization                   (254,869)              (141,066)
                                         ---------------        ---------------
                                               4,457,005              2,113,090
OTHER ASSETS
   Notes receivable                               53,675                 35,373
   Investments in, and advances to,
    nonconsolidated affiliates                   346,215                266,691
   Other assets                                   41,189                 44,293
   Other investments                             248,890                 51,259
                                         ---------------        ---------------
TOTAL ASSETS                                  $7,261,285             $3,455,637
                                               =========              =========
* From audited financial statements
                 See Notes to Consolidated Financial Statements

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                            (IN THOUSANDS OF DOLLARS)

                                           September 30,          December 31,
                                               1998                   1997
                                            (Unaudited)                (*)
                                          --------------        --------------
CURRENT LIABILITIES
   Accounts payable                         $    61,444           $     11,904
   Accrued interest                              29,694                  9,950
   Accrued expenses                             113,465                 34,489
   Accrued income taxes                          10,938                     --
   Current portion of long-term debt              4,049                 13,294
   Other current liabilities                     22,625                 17,215
                                          -------------          -------------
   Total Current Liabilities                    242,215                 86,852

   Long-term debt                             2,405,849              1,540,421
   Deferred income taxes                        163,104                 10,114
   Other long-term liabilities                   92,913                 50,679

   Convertible debt                             575,000                   ----
   Minority interest                             18,502                 20,787

SHAREHOLDERS' EQUITY
   Common stock                                  24,856                  9,823
   Additional paid-in capital                 3,322,268              1,541,865
   Retained earnings                            214,621                169,631
   Other                                         49,288                  2,398
   Unrealized gain on investments               154,642                 23,754
   Cost of shares held in treasury               (1,973)                  (687)
                                         --------------         --------------
   Total shareholders' equity                 3,763,702              1,746,784
                                         --------------         --------------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                      $7,261,285           $  3,455,637
                                             ==========             ==========
* From audited financial statements

                 See Notes to Consolidated Financial Statements

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)


                                                               Nine Months Ended                    Three Months Ended
                                                       September 30,    September 30,         September 30,      September 30,
                                                           1998             1997                  1998               1997
                                                      --------------   --------------        --------------     --------------

Gross revenue                                          $ 1,025,407       $   532,081           $   434,597     $    209,050
Less agency commissions                                    115,852            62,905                48,712           24,942
                                                    --------------    --------------        --------------   --------------
Net revenue                                                909,555           469,176               385,885          184,108
Operating expenses                                         517,562           266,542               228,220           99,809
Depreciation and amortization                              201,422            80,216                87,982           31,546
                                                    --------------    --------------        --------------   --------------
Operating income before corporate expenses                 190,571           122,418                69,683           52,753
Corporate expenses                                          25,739            13,699                11,960            5,828
                                                    --------------    --------------        --------------   --------------
Operating income                                           164,832           108,719                57,723           46,925

Interest expense                                            94,555            51,804                40,822           19,490
Other income - net                                          13,416             7,641                 3,218            2,442
                                                    --------------    --------------        --------------   --------------
Income before income taxes                                  83,693            64,556                20,119           29,877
Income taxes                                                48,766            31,642                12,147           14,335
                                                    --------------    --------------        --------------   --------------
Income before equity in earnings
  of nonconsolidated affiliates                             34,927            32,914                 7,972           15,542
Equity in earnings of nonconsolidated affiliates            10,063             8,387                 3,530            3,067
                                                    --------------    --------------        --------------   --------------
Net income                                           $     44,990      $      41,301          $     11,502     $     18,609
                                                     =============     =============          ============     ============

Net income per common share:
   Basic                                           $           .19 $            .24         $          .05  $           .11
                                                   =============== =================        ==============  ===============

   Diluted                                         $           .19  $            .23        $          .05  $           .10
                                                   ===============  ================        ==============  ===============

                                  See Notes to Consolidated Financial Statements

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)


                                                    Nine Months Ended
                                           September 30,          September 30,
                                               1998                    1997
                                         ----------------       ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                               $   44,990               $   41,301

RECONCILING ITEMS:
   Depreciation                                 86,988                   38,663
   Amortization of intangibles                 114,434                   41,553
   Deferred taxes                               22,983                    4,556
   Amortization of film rights                  12,811                   12,396
   Payments on film liabilities                (13,262)                 (12,846)
   Recognition of deferred income                 (914)                  (1,095)
   Loss on disposal of assets                    4,777                      883
   Gain on sale of other investments           (21,047)                  (3,419)
   Equity in earnings (loss) of
    nonconsolidated affiliates                  (5,611)                   2,236
   Dividend and other payments from
    nonconsolidated affiliates                   1,807                       --
   Increase (decrease) minority interest           127                     (291)
   Exchange (gain) loss                         (1,241)                      --

CHANGES IN OPERATING ASSETS AND
  LIABILITIES:
   (Increase) decrease accounts
     receivable                                (27,989)                  (6,478)
   (Decrease) increase accounts payable         (8,020)                    (764)
   Increase (decrease) accrued interest          4,218                   (4,314)
   Increase (decrease) accrued expenses
     and other liabilities                      (5,469)                     981
   Increase (decrease) accrued income
     taxes                                       5,371                    6,834
                                          --------------          -------------
   Net cash provided by operating
    activities                              $  214,953               $  120,196

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                   SCHEDULE RECONCILING NET INCOME TO NET CASH
                     FLOWS PROVIDED BY OPERATING ACTIVITIES
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)


                                                    Nine Months Ended
                                           September 30,          September 30,
                                               1998                    1997
                                          ---------------        ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   (Increase) in notes receivable           $  (53,675)            $         --
   Repayment of notes receivable                35,373                   52,750
   Increase in investments in and
      advances to nonconsolidated
      affiliates - net                         (93,020)                 (41,483)
   Purchases of investments                    (42,931)                 (22,305)
   Proceeds from sale of investments            29,184                       --
   Purchases of property, plant and
       equipment                               (78,876)                 (22,569)
   Proceeds from disposal of assets              5,692                      300
   Acquisition of broadcasting assets         (204,453)                (120,732)
   Acquisition of outdoor assets            (1,047,851)                (467,516)
   Increase in other intangible assets         (12,555)                  (4,290)
   (Increase) decrease in other-net             26,215                  (20,484)
                                         -------------            -------------
   Net cash used in investing activities    (1,436,897)                (646,329)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of long-term debt                2,130,143                1,031,257
   Payments on long-term debt               (2,035,236)              (1,278,632)
   Payments of current maturities                 (586)                  (2,471)
   Proceeds from exercise of stock
     options                                     7,899                    2,737
   Proceeds from issuance of common
     stock                                     577,250                  791,719
   Proceeds from issuance of
     convertible debt                          566,009                       --
                                         -------------          ---------------
   Net cash provided by financing
     activities                              1,245,479                  544,610

   Net increase in cash and cash
     equivalents                                23,535                   18,477

   Cash and cash equivalents at
     beginning of period                        24,657                   16,701
                                        --------------           ---------------
   Cash and cash equivalents at end
     of period                             $    48,192               $   35,178
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

In July 1998, the Company effected a two-for-one stock split payable in the form of a stock dividend of one share of common stock for each issued and outstanding share of common stock. The dividend was paid on July 28, 1998, to all holders of common stock at the close of business on July 21, 1998. The net income per common share and other per share information for all periods presented has been restated to reflect this two-for-one stock split.

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

During the third quarter of 1998 and 1997, total comprehensive income amounted to $135.8 million and $41.3 million, respectively. During the nine months ended September 30, 1998 and 1997, total comprehensive income amounted to $175.9 million and $18.6 million, respectively. The primary component of other comprehensive income was unrealized gains on the Company's available-for-sale securities.

Note 3:  RECENT DEVELOPMENTS

On January 21, 1998 the Company's affiliate, Heftel Broadcasting Corporation ("Heftel"), of which the Company owned 32.3% of the outstanding common stock, issued 5,075,000 additional shares of its common stock decreasing the Company's total ownership to approximately 29.1% of Heftel's aggregate outstanding Class A and Class B common stock.

On April 1, 1998, the Company closed its merger with Universal Outdoor Holdings, Inc. ("Universal"). Pursuant to the terms of the agreement, each share of Universal common stock was exchanged for .67 shares of the Company's common stock or approximately 19.3 million shares. Universal's operations included approximately 34,000 outdoor advertising display faces in 23 major metropolitan markets. This acquisition was accounted for as a purchase and resulted in goodwill of approximately $1.3 billion based on a preliminary purchase price allocation, which is being amortized over 25 years on a straight-line basis.

On August 6, 1998, the Company completed the final closing of its tender offer for all of the issued and to be issued shares of More Group Plc., ("More"), an outdoor advertising company based in the United Kingdom. More's operations included approximately 90,000 outdoor advertising display faces in 22 countries. Through a series of transactions beginning in May 1998, the Company purchased all issued share capital of More for (pound)11.10 per share, totaling approximately $757.9 million. In addition the Company assumed approximately $137.7 million in long-term debt from More. The Company has accounted for this acquisition as a purchase, which resulted in approximately $675.0 million additional goodwill. Majority control of More was reached on June 25, 1998. The Company consolidated the assets and liabilities of More as of June 30, 1998 and began consolidating the results of operations on July 1, 1998.

On October 8, 1998 the Company entered into a definitive agreement to merge with Jacor Communications, Inc. ("Jacor"), the nation's second largest radio company measured by total stations. Including announced pending acquisitions, Jacor owns, operates or represents 230 radio stations in 55 markets, one television station, and Premiere Radio Networks. The merger is structured as a tax-free, stock-for-stock transaction. Upon consummation of the merger, each outstanding share of Jacor common stock will be exchanged for shares of the Company's stock. The exchange ratio is based on the average closing price of the Company's common stock during the 25 consecutive trading days ending on the second trading day prior to the closing date as follows:

Average Closing Price of the Company's Common Stock           Conversion Ratio
Less than or equal to $42.86                                      1.40
Above $42.86 but less than or equal to $44.44                     1.40 to 1.35
Above $44.44 but less than $50.00                                 1.35

If the average closing price is $50.00 or more, the conversion ratio will be calculated as the quotient obtained by dividing (a) $67.50 plus the product of $.675 and the amount by which the average closing price exceeds $50.00, by (b) the average closing price. If the average closing price of the Company's common stock for any 25 consecutive trading day period commencing after October 8, 1998, is less than or equal to $37.50, the merger agreement may be terminated by Jacor upon notice to the Company. At September 30, 1998 Jacor had 51,051,484 shares outstanding. Consummation of the merger is subject to certain closing conditions and regulatory approvals, including, but not limited to, stockholder approvals and receipt of approvals from the Federal Communications Commission and the federal antitrust authorities. Consummation of this merger is expected before September 1999. The Company intends to account for this merger as a purchase.

The results of operations for the nine month periods ending September 30, 1998 and 1997 include the operations of Eller Media ("Eller"), Paxson Radio ("Paxson"), Universal and More from the respective dates of acquisition or merger as appropriate. Assuming the acquisitions of Eller, Paxson and More, and the merger with Universal had occurred at January 1, 1997, unaudited pro forma consolidated results of operations for the nine months ended September 30, 1998 and 1997 would have been as follows:

                              Pro Forma (Unaudited)
                         Nine Months Ended September 30,
                       In thousands, except per share data

                                             1998                       1997
                                             ----                       ----

       Net revenue                        $1,109,521                 $  923,699
       Net income (loss)                    $    (92)                 $ (42,168)
       Net income (loss) per share:
            Basic                         $     (.00)                $     (.19)
            Diluted                       $     (.00)                $     (.19)

The pro forma information above is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had the acquisitions of Eller, Paxson and More, and the merger with Universal occurred at the beginning of 1997, nor is it indicative of future results of operations. The Company had other acquisitions during the nine months ended September 30, 1998 and 1997, the effects of which, individually and in aggregate, were not material to the Company's consolidated financial position or results of operations.

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

On March 30, 1998, the Company completed its offering of six million shares of common stock under the shelf registration statement. Also, on March 30, 1998 the Company completed its offering of $500 million aggregate principal amount of 2.625% senior convertible notes due April 1, 2003, under the shelf registration statement. On April 28, 1998, the Company issued an additional $75 million aggregate principal amount of 2.625% senior convertible notes due April 1, 2003. The net proceeds to the Company of $577.2 million, $492.5 million and $73.5 million, respectively were used to reduce the outstanding balance on the Company's credit facility.

On May 6, 1998, the Company amended the shelf registration statement to increase the amount of securities registered pursuant to the registration statement filed on March 16, 1998 back to $1.5 billion. On June 16, 1998, the Company completed its offering of $175 million 6.875% senior debentures due June 15, 2018 and $125 million 6.625% senior notes due June 15, 2008 under the shelf registration statement. The net proceeds of approximately $296 million, in aggregate, were used to purchase the issued share capital of More.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 1998 to Three Months Ended September 30, 1997.

(In thousands of dollars, except per share data)

                                            Three Months              As-Reported          Pro Forma
                                         Ended September 30,          % Increase          % Increase
     Consolidated                     1998              1997          (Decrease)          (Decrease)
     ------------                     ----              ----          ----------          ----------
Net revenue                         $385,885          $184,108            110  %              19%
Operating expenses                   228,220            99,809            129  %              21%
Depreciation and amortization         87,982            31,546            179  %              18%
Operating income                      57,723            46,925             23  %               7%
Interest expense                      40,822            19,490            109  %
Net income                            11,502            18,609             (62)%
Net income per share:
    Basic                         $      .05         $     .11             (55)%
    Diluted                       $      .05         $     .10             (50)%

The majority of the growth in the "as reported" net revenue and operating expenses for the three months ended September 30, 1998 was due to the April 1998 merger with Universal, and the acquisitions of Paxson and More, which have been included in the operations of the Company since October 1997 and July 1998, respectively. In addition 9 radio stations and 21,343 outdoor display faces were purchased during the third quarter of 1998, the effects of which, individually and in the aggregate, were not material to the Company's consolidated financial position or results of operations. The tangible and intangible assets associated with the purchase of the above-mentioned radio and outdoor operations account for the majority of the increase in "as reported" depreciation and amortization. Interest expense increased as a result of greater average borrowing levels, which resulted from the above-mentioned merger and acquisitions. This increase in interest expense is partially offset by the issuance of the 2.625% senior convertible notes due April 1, 2003, issued in 1998. The majority of the increase in "as reported" net income also was primarily due to the inclusion of operations resulting from the above-mentioned merger and acquisitions.

The pro forma presentation referred to above assumes that the acquisition of Eller, Paxson, and More, and the merger of Universal occurred on January 1, 1997. Pro forma net revenue increased due to improved advertising rates in the broadcasting segment and improved occupancy and increased advertising rates within the outdoor segment. Pro forma operating expenses increased primarily from the incremental selling costs related to the additional revenues.

Comparison of Nine Months Ended September 30, 1998 to Nine Months Ended September 30, 1997.

(In thousands of dollars, except per share data)

                                             Nine Months              As-Reported          Pro Forma
                                         Ended September 30,          % Increase          % Increase
     Consolidated                     1998              1997          (Decrease)          (Decrease)
     ------------                     ----              ----          ----------          ----------
Net revenue                         $909,555          $469,176             94  %              20%
Operating expenses                   517,562           266,542             94  %              19%
Depreciation and amortization        201,422            80,216            151  %              16%
Operating income                     164,832           108,719             56  %              29%
Interest expense                      94,555            51,804             83  %
Net income                            44,990            41,301              9  %
Net income per share:
    Basic                         $      .19         $     .24             (21)%
    Diluted                       $      .19         $     .23             (17)%

The majority of the growth in the "as reported" net revenue and operating expenses for the nine months ended September 30, 1998 was due to the April 1998 merger with Universal and the acquisitions of the Eller, Paxson and More, which have been included in the operations of the Company since April 1997, October 1997 and July 1998, respectively. In addition 37 radio stations and 26,091 outdoor display faces were purchased during the first nine months of 1998, the effects of which, individually and in the aggregate, were not material to the Company's consolidated financial position or results of operations. The tangible and intangible assets associated with the purchase the above-mentioned radio and outdoor operations account for the majority of the increase in "as reported" depreciation and amortization. Interest expense increased as a result of greater average borrowing levels, which resulted from the above-mentioned business acquisitions. This increase in interest expense is partially offset by the issuance of the 2.625% senior convertible notes due April 1, 2003, issued in 1998. The majority of the increase in "as reported" net income also was primarily due to the inclusion of operations resulting from the above-mentioned business acquisitions.

The pro forma presentation referred to above assumes that the acquisition of Eller, Paxson, and More, and the merger of Universal occurred on January 1, 1997. Pro forma net revenue increased due to improved advertising rates in the broadcasting segment and improved occupancy and increased advertising rates within the outdoor segment. Pro forma operating expenses increased primarily from the incremental selling costs related to the additional revenues.


LIQUIDITY AND CAPITAL RESOURCES

The major sources of capital for the Company have been cash flow from operations, advances on its revolving long-term line of credit (the "credit facility"), and funds provided by various stock, convertible and other bond offerings, and other borrowings. As of September 30, 1998 and December 31, 1997, the Company had the following debt outstanding:
                                                (In millions of dollars)
                                       September 30, 1998      December 31, 1997
  Credit facility - domestic               $1,626.6                   $1,215.2
  Credit facility - international             124.0                         --
  Senior convertible notes                    575.0                         --
  Long-term bonds                             600.0                      300.0
  Other borrowings                             59.3                       38.5
                                          -----------                -----------
  Total                                    $2,984.9                   $1,553.7
                                            =======                    =======

In addition, the Company had $48.2 million in unrestricted cash and cash equivalents on hand at September 30, 1998.

On March 16, 1998 the Company filed a registration statement on Form S-3 covering a combined $1.5 billion of debt securities, junior subordinated debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units (the "shelf registration statement"). The shelf registration statement also covers preferred securities that may be issued from time to time by the Company's three Delaware statutory business trusts and guarantees of such preferred securities by the Company. Due to various debt and equity offerings during March and April 1998, on May 6, 1998, the Company amended the shelf registration statement to increase the amount of securities registered pursuant to the registration statement filed on March 16, 1998 back to $1.5 billion.

On June 29, 1998 the Company filed a registration statement on Form S-4 covering 1,500,000 shares of common stock, which may be offered and issued by the Company from time to time in connection with the acquisition directly or indirectly by the Company of various businesses or properties, or interests therein.

CREDIT FACILITY:
DOMESTIC: On July 1, 1998, the Company expanded its revolving credit facility from $1.75 billion to $2 billion, of which $1,626.6 million is outstanding and, taking into account other letters of credit, $352.7 million is available for future borrowings. The credit facility converts into a reducing revolving line of credit on the last business day of September 2000, with quarterly repayment of the outstanding principal balance to begin the last business day of September 2000 and continue during the subsequent five year period, with the entire balance to be repaid by the last business day of June 2005. During the first nine months of the year, the Company made principal payments on the credit facility totaling $1,287.9 million including $566.0 million and $577.2 million from the net proceeds from the convertible debt offering and the equity offering, respectively and drew down $1,699.3 million. Funding for the majority of the Company's acquisitions and the refinancing of long-term debt in the merger with Universal was provided by the Company's credit facility.

INTERNATIONAL: A (pound)80 million revolving credit facility with a group of international banks was assumed in the acquisition of More. This international credit facility allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies. At September 30, 1998, (pound)6.9 million, or $11.7 million, was available for future borrowings and (pound)73.1 million, or $124.0 million, was outstanding. This credit facility converts into a reducing revolving facility on January 10, 2000 with annual payments of (pound)12 million due in 2000 and 2001. The credit facility expires on January 10, 2002. At September 30, 1998, interest rates varied from 4.0% to 8.7875%.

EQUITY OFFERINGS:
On March 30, 1998, the Company completed an offering of six million shares of common stock. The net proceeds to the Company were $577.2 million, which was used to pay down the outstanding balance under the credit facility.

SENIOR CONVERTIBLE NOTES OFFERING:
On March 30, and April 28, 1998 the Company completed an offering of $500 million and $75 million aggregate principal amounts, respectively, of 2.625% senior convertible notes due April 1, 2003 under the shelf registration statement. The net proceeds to the Company of approximately $566.0 million, in aggregate, were used to pay down the outstanding balance under the credit facility. The notes are convertible into the Company's common stock at any time following the date of original issuance, unless previously redeemed, at a conversion price of $61.95 per share, subject to adjustment in certain events. Interest on the notes is payable semiannually on each April 1 and October 1, beginning October 1, 1998. The notes are redeemable, in whole or in part, at the option of the Company at any time on or after April 1, 2001 and until March 31, 2002 at 101.050%; on or after April 1, 2002 and until March 31, 2003 at 100.525%; and on or after April 1, 2003 at 100%, plus accrued interest.

BOND OFFERINGS AND REFINANCINGS:
On June 16, 1998, the Company completed an offering of $175 million 6.875% senior debentures due June 15, 2018 and $125 million 6.625% senior notes due June 15, 2008 under the shelf registration statement. The net proceeds of approximately $296.0 million, in aggregate, were used to fund the acquisition of issued share capital of More. Interest on the senior debentures and senior notes is payable semiannually on each June l5 and December 15, beginning December 15, 1998. In addition, the Company assumed approximately $567 million of Universal's long-term debt, $242 million of which was refinanced at the closing date using the Company's credit facility. In May 1998, the Company completed a public tender offer for the remaining $325 million of 9.75% debentures, the majority of which were purchased for approximately $374 million leaving approximately $2 million outstanding at September 30, 1998.

OTHER:
During the first nine months of 1998, the Company merged with Universal in a transaction valued at approximately $1.3 billion and acquired More for $768.1 million. Also during the first nine months of 1998, the Company purchased the broadcasting assets of 37 radio stations in 13 markets, and acquired approximately 26,094 additional outdoor display faces in 33 markets for $190.0 million and $278.1 million, respectively. In addition, the Company purchased capital equipment totaling $78.9 million.

Future acquisitions of broadcasting stations, outdoor advertising facilities and other media-related properties affected in connection with the implementation of the Company's acquisition strategy are expected to be financed from increased borrowings under the credit facility, additional public equity and debt offerings and cash flow from operations. The Company believes that cash flow from operations as well as the proceeds from securities offerings made by the Company from time to time will be sufficient to make all required future interest and principal payments on the credit facility, senior convertible notes and bonds, and will be sufficient to fund all anticipated capital expenditures.

The Company's earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of its investments in various foreign countries. The Company believes that the foreign currency risks to which it is exposed are not reasonably likely to have a material adverse effect on the Company's cash flows, results of operations or financial position given the concentration of revenue in the United States.

The ratio of earnings to combined fixed charges and preferred stock dividends is as follows:

   Nine Months ended
     September 30,                            Year Ended
1998          1997           1997        1996       1995      1994        1993
------       ------         ------      ------     ------    ------      ------
1.91          2.16           2.32        3.63        3.32     5.54        3.81

The ratio of earnings of combined fixed charges and preferred stock dividends was computed on a total enterprise basis. Earnings represent income from continuing operations before income taxes less equity in undistributed net income (loss) of unconsolidated affiliates plus fixed charges. Fixed charges represent interest, amortization of debt discount and expense, and the estimated interest portion of rental charges. The Company had no preferred stock outstanding and paid no dividends thereon for any period presented.

YEAR 2000

The Year 2000 Issue ("Y2K") is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using"00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations in the Company's broadcast, outdoor and corporate locations which could cause disruptions of operations, including, among other things, a temporary inability to produce broadcast signals, process financial transactions, or engage in similar normal business activities.

Based on recent system evaluations, surveys, and on-site inventories, the Company determined that it will be required to modify or replace portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Y2K issue can be mitigated. If such modifications and replacements are not made, or are not completed in time, the Y2K issue could have a material impact on the operations of the Company.

The Company's plan to resolve the Y2K issue involves the identification and assessment of the existing problem, plan of remediation, as well as a testing and implementation plan. To date, the Company has substantially completed the identification and assessment process, with the following significant financial and operational components identified as being affected by the Y2K issue:

|X| Computer hardware running critical financial and operational software that is not capable of recognizing a four-digit code for the applicable year.
|X| The Company's advertising inventory management software responsible for managing, scheduling and billing customer's broadcast and outdoor advertising purchases.
|X| Broadcast studio equipment and software necessary to deliver radio and television programming.
|X|      Corporate financial accounting and information system software.

Significant    non-technical    systems   and   equipment   that   may   contain
microcontrollers which are not Y2K compliant are being identified and addressed if deemed critical.

The Company has instituted the following remediation plan to address the Y2K issues:

|X| A computer hardware replacement plan for computers running essential broadcast, operational and financial software applications with Y2K compatible computers has been instituted. As of September 30, 1998 approximately 80% of all essential computers related to broadcast or studio equipment is Y2K compatible. Approximately 75% of all essential financial based computers are Y2K compliant. The Company anticipates this replacement plan to be 100% complete by the end of the second quarter in 1999.
|X| Software upgrades or replacement of advertising inventory management software which is Y2K compliant have been planned, are in process, or have been completed as of September 30, 1998. The company has received assurances from its software vendors that supply the Company's advertising inventory management software that this software is Y2K compliant with a few minor exceptions. For these non-compliant vendors, the Company will install inventory management software from a compliant vendor by the end of the second quarter of 1999. Approximately 75% of the broadcast properties have Y2K compliant advertising inventory management software as of September 30, 1998. All of the outdoor advertising inventory management software is currently being upgraded and is targeted for Y2K compliance at the end of the second quarter of 1999.
|X| The Company received assurances from its software vendors that supply broadcasting digital automation systems that the software used by the company is currently compliant or has upgrades currently available that are compliant. Broadcast software and studio equipment is considered to be 75% compliant as of September 30, 1998 and is anticipated to be 100% compliant by the second quarter of 1999.
|X| Financial accounting software for the broadcast segment is currently being replaced by Y2K compliant software. This conversion will be completed in the fourth quarter of 1998. Financial accounting software for the outdoor segment has been updated to be Y2K compliant.

While the Company believes its efforts will provide reasonable assurance that material disruptions will not occur due to internal failure, the possibility of interruption still exists.

The Company is currently querying other significant vendors that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Y2K issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Y2K ready. The inability of external agents to complete their Y2K resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

In the ordinary course of business, the Company has acquired or plans to acquire a significant amount of Y2K compliant hardware and software. These purchases are part of specific operational and financial system enhancements with completion dates during 1998 and early 1999 that were planned without specific regard to the Y2K issue. These system enhancements resolve many Y2K problems and have not been delayed as a result of any additional efforts addressing the Y2K issue. However, there are several hardware and software expenditures that have been, or will be incurred, to specifically remediate Y2K non-compliance. Incremental hardware and software costs that the Company has attributed to the Y2K issue are estimated at $1,200,000 plus or minus 25%. The majority of these costs will be incurred over the next 12 months. Of this cost, approximately 30% will be expensed as modification or upgrade costs with the remaining costs being capitalized as new hardware or software. As of September 30, 1998, approximately $80,000 has been charged to expense and $275,000 capitalized as a result of expenditures. Sources of funds for these expenditures will be supplied through cash flow generated from operations and/or available borrowings from the Company's credit facility. The Company's accounting policy is to expense costs incurred due to maintenance, modification or upgrade costs and to capitalize the cost of new hardware and software.

Management believes it has an effective program in place to resolve the Y2K issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Y2K program. In the event that the Company does not complete any additional phases, it could experience disruptions in its operations, including among other things, a temporary inability to produce broadcast signals, process financial transactions, or engage in similar normal business activities. In addition, disruptions in the economy generally resulting from the Y2K issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

The Company currently has no contingency plans in place in the event it does not complete all phases of the Y2K program. The Company plans to evaluate the status of completion in March 1999 and determine whether such contingency plans are necessary.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk:

At September 30, 1998, approximately 73.8% of the Company's long-term debt bears interest at variable rates. Accordingly, the Company's earnings and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the first nine months of 1998 average interest rate under these borrowings, it is estimated that the Company's first nine months of 1998 interest expense would have changed by $35.6 million and that the Company's first nine months of 1998 net income and after tax cash flow would have changed by $23.1 million. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

At September 30, 1998, the Company has several interest rate protection agreements that it obtained through an acquisition. These agreements, the fair value of which are not material at September 30, 1998 and are not expected to become material in the near term, have not been considered in the above analysis as the Company intends to terminate these agreements.

Equity Price Risk:

The carrying value of the Company's available-for-sale equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at September 30, 1998 by $49.2 million.

Foreign Currency:

As a result of the August 6, 1998 acquisition of More, the Company now has operations in 25 countries throughout Europe and Asia. All foreign operations are measured in their local currencies. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. To mitigate the exposure to risk of currency fluctuations throughout Europe and Asia to the British pound, the Company has a natural hedge through borrowings in each currency for amounts similar to the net assets in that currency. This hedge position is reviewed monthly. The Company maintains no other derivative instruments to mitigate the exposure to translation and/or transaction risk. However, this does not preclude the adoption of specific hedging strategies in the future. Our foreign operations reported a loss of $13.7 million for the three months ended September 30, 1998. It is estimated that a 5% change in the value of the U.S. dollar to the British pound would change net income for the nine months ended September 30, 1998 by $0.7 million.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.  See Exhibit Index on Page 18
         (b)  Reports on Form 8-K

              Filing    Date        Items Reported          Financial Statements
                                                            Reported

                 8-K    7/10/98      Item 2.  Business      None, the required
                                     acquisition of More    items under item
                                     Group Plc. on June     7(a) and 7(b)will be
                                     25, 1998.              filed within 60 days
                                                            of this filing.

                 8-K    8/28/98      Item 5.  Company       None
                                     executed supplemental
                                     indentures on 8/26/98
                                     regarding Sr. Notes
                                     and Sr. Debentures
                                     issued 6/16/98.

               8-K/A     9/4/98      Item 2.  Pro forma     Clear Channel
                                     financial statements   Communications, Inc.
                                     assuming the           12/31/97
                                     acquisition            More Group Plc.
                                     of More Group Plc.     12/31/97
                                     had occurred on        Pro forma statements
                                     1/1/97.                12/31/97

                 8-K    9/11/98      Item 5.  Company's     None
                                     Board of Directors
                                     authorized the re-
                                     purchase of up to
                                     $500 million of the
                                     Company's common
                                     stock.

                 8-K    10/9/98      Item 5.  Company       None
                                     entered into an
                                     agreement and plan
                                     of merger with Jacor
                                     Communications, Inc.
                                     on 10/8/98.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CLEAR CHANNEL COMMUNICATIONS, INC.




Date     November 4, 1998                  by:  /s/  Herbert W. Hill, Jr.
                                           Herbert W. Hill, Jr.
                                           Senior Vice President and
                                           Chief Accounting Officer

                                                 INDEX TO EXHIBITS

EXHIBIT NUMBER
                                                             DESCRIPTION

2.1 Agreementand Plan of Merger dated as of October 23, 1997, among Universal Outdoor Holdings, Inc., the Company, and UH Merger Sub, Inc. (incorporated by reference to the exhibits of the Company's Current Report on Form 8-K dated November 3, 1997).

2.2 Agreement and Plan of Merger dated October 8, 1998, among Clear Channel Communications, Inc., Jacor Communications, Inc., and CCU Merger Sub, Inc. (incorporated by reference to the exhibits of the Company's Current Report on Form 8-K dated October 9, 1998).

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

3.3              Amendment to the Company`s Articles of incorporation.

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

10.1 Voting Agreement dated as of October 8, 1998, by and among Jacor Communications, Inc. and L. Lowry Mays, mark P. Mays and Randall T. Mays and certain related family trusts

10.2 Registration Rights Agreements dated as October 8, 1998, by and among the Company and the Zell/Chilmark Fund, L.P., Samstock, L.L.C., the SZ2 (IGP) Partnership and Samuel Zell.

11               Computation of Earnings Per Share

12               Computation of Ratio of Earnings to Fixed Charges

27               Financial Data Schedule at September 30, 1998

27.1 Financial Data Schedule at September30, 1997 (incorporated by reference to exhibit 27 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).