Form 10-K
period 1998-12-31
CLEAR CHANNEL COMMUNICATIONS INC
filed 1999-03-18
CIK 739708

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______.

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

        Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On March 15, 1999, the aggregate market value of the Common Stock beneficially held by non-affiliates of the Company was approximately $12.04 billion. (For purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates).

On March 15, 1999, there were 266,039,115 outstanding shares of Common Stock, excluding 138,474 shares held in treasury.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for the 1999 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

                       CLEAR CHANNEL COMMUNICATIONS, INC.
                               INDEX TO FORM 10-K

                                                                                         Page
                                                                                       Number
PART I.

Item 1.  Business ...................................................................      3

Item 2.  Properties .................................................................     32

Item 3.  Legal Proceedings ..........................................................     33

Item 4.  Submission of Matters to a Vote of Security Holders ........................     33

PART II.

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters .......     34

Item 6.  Selected Financial Data ....................................................     35

Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations ....................................     36

Item 7A. Quantitative and Qualitative Disclosures about Market Risk .................     47

Item 8.  Financial Statements and Supplementary Data ................................     48

Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure ....................................     74

PART III.

Item 10. Directors and Executive Officers of the Registrant .........................     75

Item 11. Executive Compensation .....................................................     76

Item 12. Security Ownership of Certain Beneficial Owners and Management .............     76

Item 13. Certain Relationships and Related Transactions .............................     77

PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...........     78

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

         Clear Channel Communications, Inc., is a diversified media company with two business segments: broadcasting and outdoor advertising. We were incorporated in Texas in 1974. As of December 31, 1998, we owned, programmed, or sold airtime for 204 domestic radio stations, two international radio stations and 18 domestic television stations and we were one of the world's largest outdoor advertising companies based on total advertising display inventory of 89,008 domestic display faces and 213,566 international display faces.

         During 1998, we derived approximately 48% of our net revenue from broadcasting operations and approximately 52% from outdoor advertising operations.

         Our principal executive offices are located at 200 Concord Plaza, Suite 600, San Antonio, Texas 78216 (telephone: 210-822-2828).

         BROADCASTING

         As of December 31, 1998, we owned, programmed or sold airtime for 69 AM and 135 FM radio stations, and 18 television stations in 48 domestic markets. Our radio stations employ a wide variety of programming formats, such as News/Talk/Sports, Country, Adult Contemporary, Urban and Album Rock. Our two international radio stations are located in Denmark and broadcast Adult Contemporary and Oldies formats to the Copenhagen market and one cable audio channel that reaches most of Denmark. We also operate several radio networks serving Oklahoma, Texas, Iowa, Kentucky, Virginia, Alabama, Tennessee, Florida and Pennsylvania. In addition, we currently own the following interests in radio broadcasting companies:

     o a 50% equity interest in the Australian Radio Network Pty., Ltd., which operates radio stations in Australia;

     o a one-third equity interest in New Zealand Radio Network, which operates radio stations in New Zealand;

     o a 29.1% non-voting equity interest in Heftel Broadcasting Corporation (Nasdaq: HBCCA) a leading domestic Spanish-language radio broadcaster;

     o a 40% equity interest in Grupo Acir Communicaciones, S.A. de C.V., one of the largest radio broadcasters in Mexico; and

     o a 50% equity interest in Radio Bonton, a.s., which owns an FM radio station in the Czech Republic.

         Our television stations are affiliated with various television networks, including FOX, UPN, ABC, NBC and CBS. The primary sources of programming for our ABC, NBC and CBS affiliated television stations are their respective networks, which produce and distribute programming in exchange for each station's commitment to air the programming at specified times and for commercial announcement time during the programming. We supply the majority of programming to our FOX and UPN affiliates by selecting and purchasing syndicated television programs.

     OUTDOOR ADVERTISING

         As of December 31, 1998, we owned a total of 302,574 advertising display faces, including 5,783 display faces operated under license management agreements. We currently provide outdoor advertising services in over 32 domestic markets and 14 international markets. Domestic display faces include billboards of various sizes and various small display faces on the interior and exterior of various public transportation vehicles. International display faces include street furniture, transit displays and billboards of various sizes. We also operate numerous smaller displays such as cube displays in retail malls and convenience store window displays. Additionally, we currently own the following interests in outdoor advertising companies:

     o a 50% equity interest in Hainan White Horse Advertising Media Investment Co. Ltd., which operates street furniture displays in China;

     o a 40% equity interest in Expoplakat AS, which operates billboard displays in Estonia;

     o a 50% equity interest in Sirocco International SA, which is developing a new 8 square meter format network and obtaining concessions for 2 square meter format panels in France;

     o a 50% equity interest in Adshel Street Furniture Pty., Limited, which operates street furniture displays in Australia and New Zealand;

     o a 30% equity interest in Capital City Posters Pty., Ltd, which operates street furniture and billboard displays in Singapore; and

     o a 31.9% equity interest in Master & More Co., Ltd, which operates billboard displays in Thailand.

COMPANY STRATEGY

         Since our inception, we have focused on helping our clients distribute their marketing messages in the most efficient ways possible. We believe that our ultimate success is measured by how well we assist our clients in selling their products and services. To this end, we have assembled a variety of media assets designed to provide the most efficient and cost-effective ways for our clients to reach consumers. These assets are comprised of broadcasting assets and outdoor advertising displays. In the past we have combined these assets with the talent and motivation of our entrepreneurial personnel to create strong internal growth. We plan to continue this effort in order to serve our advertisers, our listeners and viewers, and our equity and debt stakeholders.

         In the past, a portion of our growth has been achieved through the acquisition of additional assets within our two business segments. We have found that the addition of assets to our portfolio gives our clients more flexibility in the distribution of their messages, and therefore allows us to provide these clients with a higher level of service. In addition, given our experience in the industries in which we operate, we are often able to improve the operations of assets we acquire, thus further enhancing the value they have as an advertising venue, as well as the value those assets hold for our stakeholders. We evaluate potential acquisitions based on the returns they can potentially provide on invested capital by themselves, as well as the positive effects they might have on our existing business.

         Additionally, we seek to create situations in which we own more than one type of medium in the same market. Aside from the provision of added flexibility to our clients, this "cross-ownership" allows us ancillary benefits, such as the use of otherwise vacant outdoor advertising space to promote our broadcasting assets, or the sharing of on-air talent across radio and television assets. These are only two examples of the benefits of cross-ownership, but there are others as well.

         Our management believes that growth within the "out-of-home" advertising segment (predominantly radio and outdoor advertising) will be strong in coming years. We believe the increasing commute times to which Americans are subjected is one factor supporting such growth. In addition, we believe that "in-home" media, including broadcast television, cable and the Internet, increasingly compete against one another for advertising revenues in the home. Therefore, we have dramatically expanded the "out-of-home" aspects of our business recently by entering the outdoor advertising industry and continuing our growth, both internal and external, in the radio business.

         The core to our investment approach has been the pursuit of attractive business models, which we believe best serve our stakeholders. We think that the combination of historically stable revenue growth within the industries in which we operate, coupled with a fixed expense structure and minimal requirements for ongoing capital expenditures, gives us an excellent forum in which to generate free cash flow and provide value to our investors. We intend to continue this creation of value.

         BROADCASTING STRATEGY

         Our broadcasting strategy entails the ongoing operation of existing stations as well as the acquisition of under-performing stations, on favorable terms, for the purpose of improving their performance. Our management seeks to improve performance of these stations through effective programming, reduction of costs and aggressive promotion, marketing and sales. We emphasize direct sales to local customers rather than through advertising agencies and other intermediaries. We believe that this focus enables our stations to achieve market revenue shares exceeding their audience shares.

         We believe that clustering broadcasting assets together in markets leads to substantial operating advantages. We attempt to cluster radio stations in each of our principal markets because we believe that we can offer advertisers more attractive packages of advertising options if we control a larger share of the total advertising inventory in a particular market. We also believe that by clustering we can operate our stations with more highly skilled local management teams and eliminate duplicative operating and overhead expenses. We believe that owning multiple broadcasting stations in a market allows us to provide a more diverse programming selection for our listeners and a more efficient means for our advertisers to reach those listeners.

     OUTDOOR ADVERTISING STRATEGY

         Our outdoor advertising strategy involves expanding our market presence in the outdoor advertising business and improving our operating results through application of the following principles:

     o managing the advertising rates and occupancy levels of our displays to maximize revenues;

     o attracting new categories of advertisers to the outdoor medium through significant investments in sales, marketing, creative and research services;

     o    constructing new displays and upgrading our existing displays;

     o taking advantage of technological advances which increase sales force productivity, production department efficiency, and quality of product;

     o    acquiring additional displays in our existing markets; and

     o expanding into additional markets where we already have a broadcasting presence as well as into the country's largest media markets and their surrounding regional areas.

          To support our broadcasting and outdoor operating strategies, we have decentralized our operating structure in order to place authority, autonomy and accountability at the market level and to provide local management with the tools necessary to oversee sales, product development, administration and production and to identify possible acquisition candidates. We also maintain fully-staffed sales and marketing offices in New York which service national advertising accounts and support our local sales force in each market. We believe that one of our strongest competitive advantages is our unique blend of highly experienced corporate and local market management.

RECENT DEVELOPMENTS

Jacor Communications Merger

         On October 8, 1998, we entered into an agreement with Jacor Communications, Inc. to combine the two companies by merging Jacor with and into one of our wholly-owned subsidiaries. Jacor is the nation's second largest radio group in terms of number of radio stations, and the third largest radio group as measured by revenue. Jacor is also a leading provider of syndicated radio programming. As of October 7, 1998, Jacor owned, operated, represented or had entered into agreements to acquire 230 radio stations and one television station in 55 domestic markets. Jacor also produces more than 50 syndicated programs and services for more than 4,000 radio stations, including Rush Limbaugh, The Dr. Laura Schlessinger Show and Dr. Dean Edell, the top three rated radio programs in the country.

         We structured the Jacor merger as a stock-for-stock transaction whereby each share of Jacor common stock will convert into a number of shares of our common stock. The exchange ratio will be determined by a formula based upon the average closing price of our common stock during the 25 trading days ending two days prior to the closing of the merger as follows:

------------------------------------------------------------------------------------------------------
IF OUR AVERAGE CLOSING PRICE IS:             THEN EACH SHARE OF JACOR COMMON STOCK WILL
                                             CONVERT INTO THE FOLLOWING NUMBER OF SHARES OF
                                             CLEAR CHANNEL COMMON STOCK:

------------------------------------------------------------------------------------------------------
Less than or equal to $42.86                 1.40

------------------------------------------------------------------------------------------------------
Above $42.86 but less                        1.40 to 1.35, as determined by dividing
than or equal to $44.44                      $60.00 by the Clear Channel average closing price

------------------------------------------------------------------------------------------------------
Above $44.44 but less than $50.00            1.35

------------------------------------------------------------------------------------------------------
$50.00 or above                              Less than 1.35, as determined by dividing (A) the sum
                                             of (x) $67.50, plus (y) the product obtained by
                                             multiplying $.675 times the amount by which the Clear
                                             Channel average closing price exceeds $50.00, by (B)
                                             the Clear Channel average closing price.
------------------------------------------------------------------------------------------------------

         The average closing price of our common stock during the 25 trading days ending on February 22, 1999, was $61.06 per share. Assuming the average closing price at the time of the merger is the same as at February 22, 1999, the exchange ratio would be 1.228, and we would convert each share of Jacor common stock into 1.228 shares of our common stock. Assuming an exchange ratio of 1.228 and assuming that no additional shares of Jacor common stock are issued before the completion of the merger, we will issue approximately 63.3 million shares of our common stock in the merger to Jacor stockholders and, following the merger, the Jacor stockholders would own approximately 19.2% of our outstanding common stock.

         In addition, in connection with the Jacor merger, we will assume approximately $1.23 billion of Jacor's long-term debt, as well as Jacor's Liquid Yield Option Notes having an accreted value of approximately $302 million.

         Numerous conditions must be satisfied before the completion of the merger, including the receipt of regulatory approvals and shareholder approvals from the stockholders of both companies and the completion of a review of the merger by the federal and state antitrust authorities. We intend to account for this merger as a purchase.

More Group Acquisition

         On August 6, 1998, we completed our acquisition of More Group Plc., an outdoor advertising company based in the United Kingdom. Through a series of transactions beginning in May 1998, we purchased all the outstanding shares of More Group for an aggregate of $765.5 million. In addition we assumed $137.7 million in long-term debt from More Group. At the completion of the acquisition, More Group's operations and joint ventures included approximately 119,000 outdoor advertising display faces in 22 countries. We have accounted for this acquisition as a purchase, which resulted in $693.7 million additional goodwill. Majority control of More was reached on June 25, 1998. We consolidated the assets and liabilities of More as of June 30, 1998 and began consolidating the results of operations on July 1, 1998.

Universal Outdoor Acquisition

         On April 1, 1998, we closed our acquisition of Universal Outdoor Holdings, Inc. by issuing 19.3 million shares of our common stock valued at $1.2 billion. In addition we assumed $615.3 million of Universal's long-term debt. At the time of the acquisition, Universal's operations included approximately 34,000 outdoor advertising display faces in 23 major domestic metropolitan markets. This acquisition was accounted for as a purchase and resulted in goodwill of approximately $1.2 billion, which is being amortized over 25 years on a straight-line basis.

Future Acquisitions

         We frequently evaluate strategic opportunities both within and outside our existing lines of business and from time to time enter into letters of intent. Although we have no definitive agreements with respect to significant acquisitions not set forth in this report, we expect from time to time to pursue additional acquisitions and may decide to dispose of certain businesses. Such acquisitions or dispositions could be material.

Public Offerings

         On March 30, 1998, we completed the offering and sale of six million shares of our common stock and $500.0 million aggregate principal amount of 2.625% Senior Convertible Notes due April 1, 2003 in concurrent public offerings. On April 28, 1998 we sold an additional $75.0 million aggregate principal amount of the 2.625% Senior Convertible Notes due April 1, 2003 in connection with the exercise of an underwriters' over-allotment option. Total proceeds for the six million shares of common stock and the $575.0 million aggregated principal amount of 2.625% Senior Convertible Notes totaled $577.2 million and $566.5 million, respectively. On June 16, 1998, we completed the offering and sale of $125.0 million aggregated principal amount of 6.625% Senior Notes due June 15, 2008 and $175.0 million aggregated principal amount of 6.875% Senior Debentures due June 15, 2018 in an underwritten public offering for a total of $296.0 million in proceeds. On December 23, 1998, we completed the offering and sale of 15 million shares of our common stock in an underwritten public offering for $704.2 million in proceeds. The proceeds from the various offerings were used to repay borrowings outstanding under our revolving credit facility, to finance acquisitions and for general corporate purposes.

EMPLOYEES

         At January 1, 1999, we had approximately 7,000 domestic employees and 1,450 international employees: 5,100 in broadcasting operations, 3,200 in outdoor operations and 150 in corporate activities.

OPERATING SEGMENTS

         Clear Channel consists of two principal operating segments -- broadcasting and outdoor advertising. The broadcasting segment includes both radio and television stations for which we are the licensee and radio and television stations for which we program and/or sell air time under local marketing agreements or joint sales agreements. The broadcasting segment also operates radio networks. The outdoor advertising segment includes advertising display faces for which we own and/or operate under lease management agreements.

         Information relating to the operating segments of our broadcasting and outdoor advertising operations for 1998 and 1997, and broadcasting for 1996 are included in "Note K: Segment Data" in the Notes to Consolidated Financial Statements in Item 8 filed herewith.

         BROADCASTING

         The following table sets forth certain selected information with regard to each of our 69 AM and 137 FM radio stations; 18 television stations and two satellite television stations that we owned, programmed, or for which we sold airtime, as of December 31, 1998.

                                                               RADIO                             TELEVISION
                                                              --------                   ------------------------------
                                               AM               FM                                            NETWORK
                 MARKET                     STATIONS          STATIONS        TOTAL      STATION            AFFILIATION
                 ------                     --------          --------        -----      -------            -----------
DOMESTIC:
ALABAMA
Mobile....................................       2              5 (b)           7             --                  --
Mobile, AL/Pensacola, FL..................      --             --              --        WPMI-TV                 NBC
                                                                                         WJTC-TV (a)             UPN
ARIZONA
Tucson....................................      --             --              --        KTTU-TV (f)             UPN
ARKANSAS
Little Rock...............................      --              5               5        KLRT-TV                 FOX
                                                                                         KASN-TV (a)             UPN
CALIFORNIA
Monterey..................................       2              4               6             --                  --
CONNECTICUT
New Haven.................................       2              1               3             --                  --
FLORIDA
Daytona Beach.............................      --              1               1             --                  --
Florida Keys..............................       1 (a)          6 (c)           7             --                  --
Ft. Myers/Naples..........................       1              4               5             --                  --
Jacksonville..............................       2              4               6        WAWS-TV                 FOX
                                                                                         WTEV-TV (a)             UPN
Miami/Ft. Lauderdale......................       2              5               7             --                  --
Orlando...................................       2              4               6             --                  --
Panama City...............................       1              4               5             --                  --
Pensacola.................................      --              2 (b)           2             --                  --
Tallahassee...............................       1              4               5             --                  --
Tampa/St. Petersburg......................       3              5               8             --                  --
West Palm Beach...........................       5 (b)          3               8             --                  --

                                                               RADIO                             TELEVISION
                                                              --------                   ------------------------------
                                               AM               FM                                            NETWORK
                 MARKET                     STATIONS          STATIONS        TOTAL      STATION            AFFILIATION
                 ------                     --------          --------        -----      -------            -----------
KANSAS
Hoisington................................      --             --              --        KBDK-TV (g) (h)         n/a
Salina....................................      --             --              --        KAAS-TV (h)             FOX
Wichita...................................      --             --              --        KSAS-TV                 FOX
KENTUCKY
Louisville................................       3              4               7             --                  --
LOUISIANA
New Orleans...............................       2              5               7             --                  --
MASSACHUSETTS
Springfield...............................       2              1               3             --                  --
MICHIGAN
Grand Rapids..............................       2              4               6             --                  --
MINNESOTA
Minneapolis...............................      --             --              --        WFTC-TV                 FOX
MISSISSIPPI
Jackson...................................       2              2               4             --                  --
NEW YORK
Albany....................................       1              3               4             --                  --
Albany/Schenectady/Troy...................                                               WXXA-TV                 FOX
NORTH CAROLINA
Greensboro................................       2              2               4             --                  --
Raleigh...................................       1              4               5             --                  --
OHIO
Cleveland.................................       1              2               3             --                  --
Dayton....................................       1              2               3             --                  --
OKLAHOMA
Oklahoma City.............................       3 (c)          4               7             --                  --
Tulsa.....................................       2 (c)          4 (d)           6        KOKI-TV                 FOX
                                                                                         KTFO-TV (a)             UPN
PENNSYLVANIA
Allentown.................................       1              1               2             --                  --
Lancaster.................................       1              1               2             --                  --
Reading...................................       1              1               2             --                  --
Harrisburg/Lebanon/Lancaster/York.........      --             --              --        WHP-TV                  CBS
                                                                                         WLHY-TV (a)             UPN
RHODE ISLAND
Providence................................      --              2               2        WPRI-TV                 CBS
                                                                                         WNAC-TV (a)             FOX
SOUTH CAROLINA
Columbia..................................       1              3               4             --                  --
Greenville................................       1              3               4             --                  --
TENNESSEE
Cookeville................................       2              2               4             --                  --
Memphis...................................       3              4               7        WPTY-TV                 ABC
                                                                                         WLMT-TV (a)             UPN

                                                               RADIO                             TELEVISION
                                                              --------                   ------------------------------
                                               AM               FM                                            NETWORK
                 MARKET                     STATIONS          STATIONS        TOTAL      STATION            AFFILIATION
                 ------                     --------          --------        -----      -------            -----------
TEXAS
Austin....................................       1              3               4             --               --
El Paso...................................       2              3               5             --               --
Houston...................................       3 (e)          4 (c)           7             --               --
San Antonio...............................       3 (c)          4               7             --               --
VIRGINIA
Norfolk...................................      --              4               4             --               --
Richmond..................................       3              3               6             --               --
WISCONSIN
Milwaukee.................................       1              3               4             --               --
INTERNATIONAL:
DENMARK
Copenhagen................................      --              2               2             --               --
                                              ----           ----            ----           ----
          Total...........................      69            137             206             19
                                              ====           ====            ====           ====

----------

(a) Station programmed pursuant to a local marketing agreement (FCC licenses not owned by us).

(b) Includes one station for which we sell airtime pursuant to a joint sales agreement (FCC license not owned by us).

(c) Includes one station programmed pursuant to a local marketing agreement (FCC license not owned by us).

(d) Includes one station programmed pursuant to a local marketing agreement and one station for which we sell airtime pursuant to a joint sales agreement (FCC licenses not owned by us).

(e) Includes two stations that are owned by CCC-Houston AM, Ltd., in which we own an 80% interest.

(f) Station programmed by another party pursuant to a local marketing agreement.

(g)  Satellite station of KSAS-TV in Wichita, Kansas.

(h) Clear Channel holds a construction permit for this station, which is not yet operating.

         We also own the Kentucky News Network based in Louisville, Kentucky, the Virginia News Network based in Richmond, Virginia, the Oklahoma News Network based in Oklahoma City, Oklahoma, the Voice of Southwest Agriculture Network based in San Angelo, Texas, the Clear Channel Sports Network based both in College Station, Texas, and Des Moines, Iowa, the Alabama Radio Network based in Birmingham, Alabama, the Tennessee Radio Network based in Nashville, Tennessee, the University of Miami Sports Network based in Miami, Florida, the Florida Radio Network based in Orlando, Florida, the University of Florida Sports Network based in Gainesville, Florida and Orlando, Florida, and the Penn State Sports Network based in State College, Pennsylvania.

         In addition, we own a 50% equity interest in the Australian Radio Network Pty., Ltd., which operates ten radio stations in Australia, a one-third equity interest in the New Zealand Radio Network, which operates 52 radio stations throughout New Zealand, a 50% equity interest in Radio Bonton, a.s., which operates a radio station in the Czech Republic, a 40% equity interest in Group Acir Communicaciones, S.A. de C. V., which operates or is affiliated with 157 radio stations in Mexico and a 29.1% non-voting equity interest in Heftel Broadcasting Corporation, a leading domestic Spanish-language broadcaster which operates 39 radio stations in 12 domestic markets.

         Our radio stations employ various formats for their programming. A station's format is important in determining the size and characteristics of its listening audience. Advertising rates charged by a radio station are based primarily on the station's ability to attract audiences having certain demographic characteristics in the market area which advertisers want to reach, as well as the number of stations competing in the market. Advertisers often tailor their advertisements to appeal to selected population or demographic segments. We pay the cost of producing the programming for each station. Generally, we design formats for our own stations, but have also used outside consultants and program syndicators for program material. Most of our radio revenue is generated from the sale of local advertising. Additional revenue is generated from the sale of national advertising, network compensation payments and barter and other miscellaneous transactions.

         We have focused our radio sales effort on selling directly to local advertisers. Direct contact with our customers has aided our sales personnel in developing long-standing customer relationships that we believe are a competitive advantage. Our sales personnel are paid on a commission basis, which emphasizes this direct local focus. We believe that this focus has enabled some of our stations to achieve market revenue shares exceeding their audience shares in a given year. Each of our radio stations also engages independent sales representatives to assist us in obtaining national advertising. The representatives obtain advertising through national advertising agencies and receive a commission from us based on our net revenue from the advertising obtained. In February 1996, we formed an alliance with one of the nation's largest national advertising representation firms, whereby the firm will dedicate certain personnel to work exclusively for our radio stations. We believe this arrangement has helped our stations achieve higher shares of national advertising revenue.

         We purchase the broadcast rights for the majority of our television programming for our FOX and UPN affiliates from various syndicators. We compete with other television stations within each market for these broadcast rights. These programming costs are expected to increase slightly in the foreseeable future

         The primary sources of programming for our ABC, CBS and NBC affiliated television stations are their respective networks, which produce and distribute programming in exchange for each station's commitment to air the programming at specified times and for commercial announcement time during the programming. For 1998, the FOX, NBC and ABC networks' primary programming was intended to appeal primarily to a target audience of 18-49 year old adults, while the CBS network's primary programming was intended to appeal primarily to a target audience of 25-54 year old adults.

         The second source of programming is the production of local news programming on the FOX, CBS, ABC and NBC affiliate stations in Jacksonville, Florida; Harrisburg, Pennsylvania; Memphis, Tennessee; Mobile, Alabama; Providence, Rhode Island; and Albany, New York. Local news programming traditionally has appealed to a target audience of adults 25 to 54 years of age. Because these viewers generally have increased buying power relative to viewers in other demographic groups, they are one of the most sought-after target audiences for advertisers. With such programming, these stations are able to attract advertisers to which they otherwise would not have access.

         Each FOX station other than WXXA-TV Albany, New York, which expires in December 1999, is currently operating under the current contract, which expired December 31, 1998. However, we are currently negotiating a new ten year contract that we anticipate signing in 1999. Based on the performance of our FOX-affiliated stations to date, we expect we will continue to be able to renew our FOX contracts, although no assurances in this regard can be given. The network affiliation agreements with ABC (for WPTY-TV in Memphis, Tennessee, effective December 1, 1995), CBS (for WHP-TV in Harrisburg, Pennsylvania, renewed and effective December 18, 1995), NBC (for WPMI-TV in Mobile, Alabama, effective January 1, 1996) and UPN (for KTTU-TV in Tucson, Arizona, entered into in 1995) run for ten-year terms.

         Television revenue is generated primarily from the sale of local and national advertising, as well as from fees received from the affiliate television networks. Advertising rates depend primarily on the quantitative and qualitative characteristics of the audience we can deliver to the advertiser. Local advertising is sold by our sales personnel, while national advertising is sold by independent national sales representatives. Our broadcasting revenue is seasonal, with the fourth quarter typically generating the highest level of revenue and the first quarter typically generating the lowest. The fourth quarter generally reflects higher advertising in preparation for the holiday season and the effect of political advertising in election years.

         Our broadcasting results are dependent on a number of factors, including the general strength of the economy, population growth, ability to provide popular programming, relative efficiency of radio and television broadcasting compared to other advertising media, signal strength, technological capabilities and developments and governmental regulations and policies.

         The major costs associated with radio and television broadcasting are related to personnel and programming. In an effort to monitor these costs, corporate management routinely reviews staffing levels and programming costs. Combined with the centralized accounting functions, this monitoring enables us to effectively control expenses. Corporate management also advises local station managers on programming and other broad policy matters and is responsible for long-range planning, allocating resources and financial reporting and controls.

         OUTDOOR ADVERTISING

The following table sets forth certain selected information with regard to our outdoor advertising display faces as of December 31, 1998.

                                                              TOTAL
                                                             DISPLAY
                MARKET                                      FACES (a)
                ------                                      ---------
       DOMESTIC:
       ARIZONA
       Phoenix........................................           360
       Tucson.........................................         1,450
       CALIFORNIA
       Los Angeles (b)................................        12,412
       North California (c)...........................         5,177

                                                            TOTAL
                                                           DISPLAY
                MARKET                                    FACES (a)
                ------                                    ---------
       DELAWARE
       Wilmington......................................   1,084
       FLORIDA
       Tampa (d).......................................   1,999
       Atlantic Coast..................................     659
       Orlando.........................................   1,968
       Jacksonville....................................   1,075
       Gulf Coast......................................     625
       Miami...........................................   1,972
       Ocala...........................................   1,058
       GEORGIA
       Atlanta.........................................   2,068
       ILLINOIS
       Chicago.........................................   7,088
       INDIANA
       Indianapolis....................................   1,383
       IOWA
       Des Moines......................................     649
       MARYLAND
       Baltimore.......................................   1,413
       Salisbury.......................................   1,060
       Washington, DC..................................     669
       MINNESOTA
       Minneapolis.....................................   1,751
       NEW YORK
       Yonkers.........................................     711
       Hudson Valley...................................     401
       OHIO
       Cleveland (e)...................................   2,276
       PENNSYLVANIA
       Philadelphia....................................   2,661
       SOUTH CAROLINA
       Myrtle Beach....................................   1,234
       TENNESSEE
       Chattanooga.....................................   1,487
       Memphis.........................................   2,507
       TEXAS
       Dallas..........................................   4,758
       San Antonio.....................................   3,480
       Houston.........................................   5,083
       El Paso.........................................   1,293
       WISCONSIN
       Milwaukee.......................................   1,664
       OTHER OUT-OF-HOME
       Various.........................................   9,750

                                                            TOTAL
                                                           DISPLAY
                MARKET                                    FACES (a)
                ------                                    ---------
       UNION PACIFIC SOUTHERN PACIFIC(F)
       Various.........................................     5,783

       INTERNATIONAL:
       Belgium.........................................     2,943
       Canada..........................................        36
       Denmark.........................................    19,996
       Estonia.........................................       220
       Finland.........................................     1,242
       France..........................................    27,526
       Great Britain...................................    43,279
       Ireland.........................................     5,055
       Latvia..........................................       200
       Lithuania.......................................       200
       Norway..........................................     4,790
       Russia..........................................       650
       Sweden..........................................    19,917
       Taiwan..........................................       577
       Small Transit displays (g) .....................    86,935
                                                          -------

                 Total.................................   302,574
                                                          =======

----------

(a) Domestic display faces primarily include 20'x60' bulletins, 14'x48' bulletins, 12'x25' Premier Panels(TM), 25'x25' Premier Plus Panels(TM), 12'x25' 30-sheet posters, 6'x12' 8-sheet posters, and various transit displays. International display faces include street furniture, various transit displays and billboards of various sizes.

(b) Includes Los Angeles, San Diego, Orange, Riverside, San Bernardino and Ventura counties.

(c) Includes San Francisco, Oakland, San Jose, Santa Cruz, Sacramento and Solano counties.

(d)  Includes Sarasota and Bradenton.

(e)  Includes Akron and Canton.

(f) Represents licenses managed under Union Pacific Southern Pacific License Management Agreement.

(g) Represents small display faces on the interior and exterior of various public transportation vehicles.

         The outdoor advertising industry is comprised of several large outdoor advertising and media companies with operations in multiple markets, as well as many smaller and local companies operating a limited number of structures in a single or few local markets. While the industry has experienced some consolidation within the past few years, the OAAA estimates that there are still approximately 800 companies in the outdoor advertising industry operating approximately 396,000 billboard displays. We expect the trend of consolidation in the outdoor advertising industry to continue.

         We focus our efforts on local sales. Local advertisers tend to have smaller advertising budgets and require greater assistance from our production and creative personnel to design and produce advertising copy. In local sales, we often expend more sales efforts on educating customers regarding the benefits of outdoor media and helping potential customers develop an advertising strategy using outdoor advertising. While price and availability are important competitive factors, service and customer relationships are also critical components of local sales.

         We operate the following types of outdoor advertising billboards and displays:

     o Bulletins generally are 14 feet high by 48 feet wide or 20 feet high by 60 feet wide and consist of panels on which advertising copy is displayed. Bulletin advertising copy is either printed with computer-generated graphics on a single sheet of vinyl that is "wrapped" around an outdoor advertising structure, or is hand painted and attached to the structure. Bulletins also include "wallscapes" that are painted on vinyl surfaces or directly on the sides of buildings, typically four stories or less. Because of their greater impact and higher cost, bulletins are usually located on major highways and freeways. In addition, wallscapes are located on major freeways, commuter and tourist routes and in downtown business districts.

     o Premier Panels(TM) generally are 12 feet high by 25 feet wide and have vinyl wrapped around the display face. Premier Panels (TM) are built on superior 30-sheet poster locations that deliver a "bulletin-like" display. We also offer unique Premier Plus (TM) panels, 25 feet high by 25 feet wide (625 square feet), that consist of two stacked 30-sheet posters that are converted into one larger individual display face.

     o Thirty-sheet posters are generally 12 feet high by 25 feet wide and are the most common type of billboard. Advertising copy for 30-sheet posters consists of lithographed or silk-screened paper sheets supplied by the advertiser that are pasted and applied like wallpaper to the face of the display. Thirty-sheet posters are typically concentrated on major highway arteries.

     o Eight-sheet posters are usually 6 feet high by 12 feet wide. Displays are prepared and mounted in the same manner as 30-sheet posters. Most 8-sheet posters, because of their smaller size, are concentrated on city streets targeting pedestrian traffic.

     o Transit displays are lithographed or silk-screened paper sheets located on bus and commuter train exteriors, commuter rail terminals, interior train cars, bus shelters and subway platforms.

     o Street furniture displays are back illuminated, typically two square meter, display faces located on bus and tram shelters, newsstands, bicycle racks, information kiosks, recycling bins and automatic public toilets.

         Billboards are generally mounted on structures we own and are located on sites that are either owned or leased by us or on which we have acquired a permanent easement. Bus shelters are usually constructed, owned and maintained by the outdoor service provider under revenue-sharing arrangements with a municipality or transit authority. During 1998 and 1997, we invested approximately $74.8 million and $14.2 million, respectively for new display construction and ongoing enhancement of our existing display inventory. Over 90% of our bulletin inventory has been retrofitted for vinyl. Advertising rates are based on a particular display's exposure, or number of "impressions" delivered, in relation to the demographics of the particular market and its location within that market. The number of "impressions" delivered by a display is measured by the number of vehicles passing the site during a defined period and is weighted to give effect to such factors as its proximity to other displays, the speed and viewing angle of approaching traffic, the national average of adults riding in vehicles and whether the display is illuminated. The number of impressions delivered by a display is verified by independent auditing companies.

         We have a diversified customer base in our outdoor advertising segment of over 8,000 advertisers and advertising agency clients. The size and geographic diversity of our markets allow us to attract national advertisers, often by packaging displays in several of our markets in a single contract to allow a national advertiser to simplify its purchasing process and present its message in several markets. National advertisers generally seek wide exposure in major markets and therefore tend to make larger purchases. We compete for national advertisers primarily on the basis of price, location of displays, availability and service.

COMPETITION

         Our two business segments are in highly competitive industries, and we may not be able to maintain or increase our current audience ratings and advertising revenues. Our radio and television stations and outdoor advertising properties compete for audiences and advertising revenues with other radio and television stations and outdoor advertising companies, as well as with other media, such as newspapers, magazines, cable television, and direct mail, within their respective markets. Audience ratings and market shares are subject to change, which could have an adverse effect on our revenues in that market. Other variables that could affect our financial performance include:

     o economic conditions, both general and relative to the broadcasting industry;

     o    shifts in population and other demographics;

     o    the level of competition for advertising dollars;

     o    fluctuations in operating costs;

     o    technological changes and innovations;

     o    changes in labor conditions; and

     o changes in governmental regulations and policies and actions of federal regulatory bodies.

REGULATION OF OUR BUSINESS

Existing Regulation and 1996 Legislation

         Television and radio broadcasting are subject to the jurisdiction of the FCC under the Communications Act of 1934. The Communications Act prohibits the operation of a television or radio broadcasting station except under a license issued by the FCC and empowers the FCC, among other things, to:

     o    issue, renew, revoke and modify broadcasting licenses;

     o    assign frequency bands;

     o    determine stations' frequencies, locations, and power;

     o    regulate the equipment used by stations;

     o adopt other regulations to carry out the provisions of the Communications Act;

     o    impose penalties for violation of such regulations; and

     o impose fees for processing applications and other administrative functions.

The Communications Act prohibits the assignment of a license or the transfer of control of a licensee without prior approval of the FCC. Under the Communications Act, the FCC also regulates certain aspects of the operation of cable television systems and other electronic media that compete with broadcasting stations.

         The Telecommunications Act of 1996 represented the most comprehensive overhaul of the country's telecommunications laws in more than 60 years. The Communications Act originated at a time when telephone and broadcasting technologies were quite distinct and addressed different consumer needs. As a consequence, both the statute and its implementing regulatory scheme were designed to compartmentalize the various sectors of the telecommunications industry. The 1996 Act removed or relaxed the statutory barriers to telephone company entry into the video programming delivery business, to cable company provision of telephone service, and to common ownership of broadcast television and cable properties.

         The 1996 Act also significantly changed both the process for renewal of broadcast station licenses and the broadcast ownership rules. First, the 1996 Act established a "two-step" renewal process that limits the FCC's discretion to consider applications filed in competition with an incumbent's renewal application. The 1996 Act also substantially liberalized the national broadcast ownership rules, eliminating the national radio limits and easing the national restrictions on TV ownership. The 1996 Act also relaxed local radio ownership restrictions, but left local TV restrictions in place pending further FCC review.

         This new regulatory flexibility has engendered aggressive local, regional, and/or national acquisition campaigns. Removal of previous station ownership limitations on leading media companies, such as existing networks and major station groups, has increased sharply the competition for and the prices of attractive stations.

License Grant and Renewal

         Prior to the passage of the 1996 Act, television and radio broadcasting licenses generally were granted or renewed for periods of five and seven years, respectively, upon a finding by the FCC that the "public interest, convenience, and necessity" would be served thereby. At the time an application is made for renewal of a television or radio license, parties in interest may file petitions to deny the application, and such parties, including members of the public, may comment upon matters related to whether renewal is warranted including the service the station has provided during the preceding license term. Prior to passage of the 1996 Act, any person also was permitted to file a competing application for authority to operate on the station's channel and replace the incumbent licensee. Renewal applications were granted without a hearing if there were no competing applications and if issues raised by petitioners to deny such applications were not serious enough to cause the FCC to order a hearing. If competing applications were filed, or if sufficiently serious issues were raised by a petitioner, a full comparative hearing was required.

         Under the 1996 Act, the statutory restriction on the length of broadcast licenses has been amended to allow the FCC to grant broadcast licenses to both television and radio stations for terms of up to eight years. The 1996 Act also requires renewal of a broadcast license if the FCC finds that

     o the station has served the public interest, convenience, and necessity;

     o there have been no serious violations of either the Communications Act or the FCC's rules and regulations by the licensee; and

     o there have been no other serious violations which taken together constitute a pattern of abuse.

In making its determination, the FCC may still consider petitions to deny but cannot consider whether the public interest would be better served by a person other than the renewal applicant. Instead, under the 1996 Act, competing applications for the same frequency may be accepted only after the FCC has denied an incumbent's application for renewal of license.

         Although in the vast majority of cases broadcast licenses are granted by the FCC even when petitions to deny are filed against their renewals, there can be no assurance that any of our stations' licenses will be renewed.

Multiple Ownership Restrictions

         The FCC has promulgated rules that, among other things, limit the ability of individuals and entities to own or have an "attributable interest" in broadcast stations, as well as other specified mass media entities. An attributable interest is defined as an official position or ownership interest above a certain level. Prior to the passage of the 1996 Act, these rules included limits on the number of radio and television stations that could be owned on both a national and local basis. On a national basis, the rules generally precluded any individual or entity from having an attributable interest in more than 20 AM radio stations, 20 FM radio stations and 12 television stations. Moreover, the aggregate audience reach of the co-owned television stations could not exceed 25% of all U.S. television households.

         The 1996 Act completely revised the television and radio ownership rules via changes the FCC implemented in two orders issued on March 8, 1996. With respect to television, the 1996 Act and the FCC's subsequently issued orders eliminated the 12-station limit for station ownership and increased the national audience reach limitation from 25% to 35%. On a local basis, however, the 1996 Act did not alter current FCC rules prohibiting an individual or entity from holding an attributable interest in more than one television station in a market. The 1996 Act did require the FCC to conduct a rulemaking proceeding, however, to determine whether to retain or modify this so-called "TV duopoly rule," including narrowing the rule's geographic scope and permitting some two-station combinations at least in certain (large) markets. At the time of the passage of the 1996 Act, the FCC had already initiated a rulemaking to consider whether the television duopoly rule should be retained, modified or eliminated. That proceeding remains pending.

         With respect to radio licensees, the 1996 Act and the FCC's subsequently issued rule changes eliminated the national ownership restriction, allowing one entity to own nationally any number of AM or FM broadcast stations. The 1996 Act and the FCC's new rules also greatly eased local radio ownership restrictions. The maximum allowable number of stations that can be commonly owned in a market varies depending on the number of radio stations within that market, as determined using a method prescribed by the FCC. In markets with more than 45 stations, one company may own, operate, or control eight stations, with no more than five in any one service (AM or FM). In markets of 30-44 stations, one company may own seven stations, with no more than four in any one service; in markets with 15-29 stations, one entity may own six stations, with no more than four in any one service. In markets with 14 commercial stations or less, one company may own up to five stations or 50% of all of the stations, whichever is less, with no more than three in any one service. These new rules permit common ownership of substantially more stations in the same market than did the FCC's prior rules, which at most allowed ownership of no more than two AM stations and two FM stations even in the largest markets. Accordingly, the new rules have enabled us to garner larger shares of radio advertising revenue in our markets and offer more attractive advertising rates and packages to our commercial advertisers, and have enhanced our ability to realize cost savings from consolidation of operational expenses and functions.

         Irrespective of FCC rules governing radio ownership, however, the Antitrust Division of the United States Department of Justice and the Federal Trade Commission have the authority to determine that a particular transaction presents antitrust concerns. Following the passage of the 1996 Act, the Antitrust Division has become more aggressive in reviewing proposed acquisitions of radio stations, particularly in instances where the proposed acquirer already owns one or more radio stations in a particular market and seeks to acquire another radio station in the same market. The Antitrust Division has, in some cases, obtained consent decrees requiring radio station divestitures in a particular market based on allegations that acquisitions would lead to unacceptable concentration levels. The FCC has also been more aggressive in independently examining issues of market concentration when considering radio station acquisition. The FCC has delayed its approval of several pending radio station purchases by various parties because of market concentration concerns, and generally will not approve radio acquisitions where the Antitrust Division has expressed concentration concerns, even if the acquisition complies with the FCC's numerical station limits. Moreover, in recent months the FCC has followed a policy of giving specific public notice of its intention to conduct additional ownership concentration analysis, and soliciting public comment on "the issue of concentration and its effect on competition and diversity," with respect to certain applications for consent to radio station acquisitions based on advertising revenue shares or other criteria.

         In 1992, the FCC adopted rules with respect to so-called local marketing agreements, or "LMAs", through which the licensee of one radio station provides the programming for another licensee's station in the same market. Under these rules, in determining the number of radio stations that a single entity may control, an entity that owns one or more radio stations in a market and programs a station in the same market pursuant to an LMA is required, under certain circumstances, to count the LMA station toward its local radio ownership limits even though it does not own the station. As a result, in a market where we own one or more radio stations, we generally cannot provide programming under an LMA to another radio station if we cannot acquire that station under the local radio ownership rules. In a pending rulemaking, the FCC is seeking comment on issues of control and attribution with respect to time brokerage agreements or LMAs entered into by television stations. In that rulemaking, the FCC is considering adopting rules for television LMAs similar to those that govern radio LMAs. It is unclear whether we will be able to program stations under our existing agreements for the remainder of their current terms, extend these agreements, or enter into new LMAs in other markets in which we own or operate television stations. If our LMAs are not allowed to continue or to be extended, we could be required to cease operating those television stations which we currently operate pursuant to such LMAs and to begin programming those television stations that we own which are currently programmed by third parties pursuant to such LMAs.

         A number of cross-ownership rules pertain to licensees of television and radio stations. FCC rules, the Communications Act or both generally prohibit an individual or entity from having an attributable interest in both a television station and a radio station, daily newspaper or cable television system that is located in the same market served by the television station. The FCC has employed a liberal waiver policy with respect to the TV/radio so-called "one-to-a-market rule" cross-ownership restriction, presumptively permitting common ownership of one AM, one FM and one TV station in any of the 25 largest markets, provided there are at least 30 separately owned stations remaining after the proposed sale. The 1996 Act directed the FCC to extend this presumptive waiver policy to the top 50 markets, consistent with the public interest, convenience and necessity. Moreover, the FCC has in a number of cases granted one-to-a-market waivers under a case-by-case standard to allow common ownership of a TV station and as many as the maximum permissible number of radio stations in the same market. In its pending rulemaking proceeding relating to the TV ownership rules, however, the FCC is reexamining the one-to-a-market rule. The options being considered by the FCC range from total elimination of the rule to express limitations on the number of radio stations that may be owned in common with a TV station in the same market. We have been granted temporary waivers of the one-to-a-market rule in markets in which we currently operate both radio and television stations. These temporary waivers are subject to the outcome of the pending rulemaking. There can be no assurance that these temporary waivers will be made permanent. If they are not made permanent, we could be required to sell some or all of the stations in that market. Moreover, similar issues could arise in the future in connection with potential acquisitions.

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

         The 1996 Act does not alter the FCC's newspaper/broadcast cross-ownership restrictions. However, the FCC is considering whether to change the policy pursuant to which it considers waivers of the radio/newspaper cross-ownership rule. Finally, the 1996 Act and the FCC's subsequently issued rule changes revised the long-standing "dual network" rule to permit television broadcast stations to affiliate with an entity that maintains two or more networks, unless the combination is composed of (a) two of the four existing networks (ABC, CBS, NBC or FOX) or (b) any of the four existing networks and one of the two emerging networks (WB or UPN).

         Expansion of our broadcast operations in particular areas and nationwide will continue to be subject to the FCC's ownership rules and any further changes the FCC or Congress may adopt. Significantly, the 1996 Act requires the FCC to review its remaining ownership rules biennially as part of its regulatory reform obligations to determine whether its various rules are still necessary. The first such biennial review commenced March 13, 1998, with the FCC's adoption of a notice of inquiry soliciting comment on its ownership rules. In this notice of inquiry, the FCC has requested specific comment on

     o the manner in which the FCC counts stations for purposes of the local radio multiple ownership rule;

     o the "UHF discount," under which UHF television stations are attributed with only 50% of their reach for purposes of the national television audience reach limit;

     o the prohibition on common ownership of a daily newspaper and a radio or TV broadcast station in the same market; and

     o the prohibition on common ownership of a television station and a cable system in the same market.

We cannot predict the impact of the biennial review process or any other agency or legislative initiatives upon the FCC's broadcast rules. Further, the 1996 Act's relaxation of the FCC's ownership rules has increased the level of competition in many markets in which our stations are located.

         Under the FCC's ownership rules, a direct or indirect purchaser of certain types of our securities could violate FCC regulations or policies if that purchaser owned or acquired an "attributable" or "meaningful" interest in other media properties in the same areas as stations owned by us or in a manner otherwise prohibited by the FCC. All officers and directors of a licensee and any direct or indirect parent, as well as general partners, limited partners who are not properly "insulated" from management activities, and stockholders who own five percent or more of the outstanding voting stock of a licensee, either directly or indirectly, generally will be deemed to have an attributable interest in the license. Certain institutional investors who exert no control or influence over a licensee may own up to ten percent of such outstanding voting stock before attribution occurs. Under current FCC regulations, debt instruments, non-voting stock, properly insulated limited partnership interests as to which the licensee certifies that the limited partners are not "materially involved" in the management and operation of the subject media property, and voting stock held by minority stockholders in cases in which there is a single majority stockholder generally are not subject to attribution. The FCC's "cross-interest" policy, which precludes an individual or entity from having a "meaningful," even though not attributable, interest in one media property and an attributable interest in a broadcast, cable or newspaper property in the same area, may be invoked in certain circumstances to reach interests not expressly covered by the multiple ownership rules. Under the "cross-interest" policy, the FCC may consider significant nonattributable equity or debt interests in a media outlet combined with an attributable interest in another media outlet in the same market, joint ventures, and common key employees among competitors.

         The FCC has pending a rulemaking proceeding designed to permit a "thorough review of its broadcast media attribution rules." Among the issues the FCC is considering include

     o whether to change the voting stock attribution benchmarks from five percent to ten percent and, for passive investors, from ten percent to twenty percent;

     o whether there are any circumstances in which non-voting stock interests, which are currently considered non-attributable, should be considered attributable;

     o whether the FCC should eliminate its single majority shareholder exception pursuant to which voting interests in excess of five percent are not considered attributable if a single shareholder owns more than fifty percent of the voting power;

     o whether to relax insulation standards for business development companies and other widely-held limited partnerships;

     o how to treat limited liability companies and other new business forms for attribution purposes;

     o    whether to eliminate or codify the cross-interest policy; and

     o whether to adopt a new policy which would consider whether multiple cross interests or other significant business relationships (such as time brokerage agreements, debt relationships or holdings of nonattributable equity interests), which individually do not raise concerns, raise issues with respect to diversity and competition.

         The FCC also is considering whether to make debt attributable in certain instances as well as the circumstances, if any, in which television LMAs and radio and television joint sales agreements should be considered to be an attributable interest. We cannot predict with certainty when this proceeding will be concluded or whether or to what extent any of the FCC's attribution standards will be changed. Should the attribution rules be changed, we are unable to predict what effect, if any, such changes would have on us or our activities. To the best of our knowledge at present, none of our officers, directors or five percent stockholders holds an interest in another television station, radio station, cable television system or daily newspaper that is inconsistent with the FCC's ownership rules and policies.

Alien Ownership Restrictions

         The Communications Act restricts the ability of foreign entities or individuals to own or hold certain interests in broadcast licenses. Foreign governments, representatives of foreign governments, non-U.S. citizens, representatives of non-U.S. citizens, and corporations or partnerships organized under the laws of a foreign nation are barred from holding broadcast licenses. Non-U.S. citizens, collectively, may directly or indirectly own or vote up to twenty percent of the capital stock of a corporate licensee. In addition, a broadcast license may not be granted to or held by any corporation that is controlled, directly or indirectly, by any other corporation more than one-fourth of whose capital stock is owned or voted by non-U.S. citizens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations, if the FCC finds that the public interest will be served by the refusal or revocation of such license. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such corporation, and the FCC has made such an affirmative finding only in limited circumstances. Since we serve as a holding company for subsidiaries that serve as licensees for our stations, we may be restricted from having more than one-fourth of our stock owned or voted directly or indirectly by non-U.S. citizens, foreign governments, representatives of non-foreign governments, or foreign corporations.

Other Regulations Affecting Broadcast Stations

         General. The FCC has significantly reduced its past regulation of broadcast stations, including elimination of formal ascertainment requirements and guidelines concerning amounts of certain types of programming and commercial matter that may be broadcast. There are, however, FCC rules and policies, and rules and policies of other federal agencies, that regulate matters such as network-affiliate relations, the ability of stations to obtain exclusive rights to air syndicated programming, cable systems' carriage of syndicated and network programming on distant stations, political advertising practices, application procedures and other areas affecting the business or operations of broadcast stations.

         Children's Television Programming. The FCC has adopted rules to implement the Children's Television Act of 1990, which, among other provisions, limits the permissible amount of commercial matter in children's programs and requires each television station to present "educational and informational" children's programming. The FCC also has adopted renewal processing guidelines effectively requiring television stations to broadcast an average of three hours per week of children's educational programming.

         Closed Captioning. The FCC has adopted rules requiring closed captioning of all broadcast television programming. The rules require generally that (i) 95% of all new programming first published or exhibited on or after January 1, 1998 must be closed captioned within eight years, and (ii) 75% of "old" programming which first aired prior to January 1, 1998 must be closed captioned within 10 years, subject to certain exemptions.

         Television Violence. The 1996 Act contains a number of provisions relating to television violence. First, pursuant to the 1996 Act, the television industry has developed a ratings system which the FCC has approved. Furthermore, also pursuant to the 1996 Act, the FCC has adopted rules requiring certain television sets to include the so-called "V-chip," a computer chip that allows blocking of rated programming. Under these rules, half of all television receiver models with picture screens 13 inches or greater will be required to have the "V-chip" by July 1, 1999, and all such models will be required to have the "V-chip" by January 1, 2000. In addition, the 1996 Act requires that all television license renewal applications filed after May 1, 1995 contain summaries of written comments and suggestions received by the station from the public regarding violent programming.

Recent Developments, Proposed Legislation and Regulation

         Equal Employment Opportunity. In April 1998, the U.S. Court of Appeals for the D.C. Circuit struck down the FCC's Equal Employment Opportunity regulations as unconstitutional. Recently, the FCC commenced a proceeding in which it proposed new rules that it suggests would not share the constitutional flaws of the former rules. It has invited public comment on its proposals. We cannot predict whether new rules will be adopted, the form of any such rules, or the impact of the rules on our operations.

         Distribution of Video Services by Telephone Companies. Recent actions by Congress, the FCC and the courts all presage significant future involvement in the provision of video services by telephone companies. We cannot predict either the timing or the extent of such involvement. These developments all relate to a former provision of the Communications Act that prohibited a local telephone company from providing video programming directly to subscribers within the company's telephone service areas. As applied by government regulators historically, the former provision prevented telephone companies from providing cable service over either the telephone network or a separate cable system located within the telephone service area. That provision has now been superseded by the 1996 Act, which provides for telephone company entry into the distribution of video services either under the laws and rules applicable to cable systems as operators of so-called "wireless cable systems", as common carriers or under new rules devised by the FCC for "open video systems" subject to certain common carrier requirements.

         The 1996 Act also eliminated the FCC's "video dialtone" rules, which allowed telephone companies to provide a transport "platform" to multiple video programmers, including, potentially, competing program packages, on a non-discriminatory, common carrier basis. The legislation does not affect any video dialtone systems approved prior to enactment of the 1996 Act. Congress instead has determined that telephone companies may offer video programming either as a traditional cable operator, as a so-called "wireless cable" operator, as a common carrier, or through operation of an "open video system." Although Congress specifically preempted the FCC's video dialtone rules, the legislation's directives for open video systems resemble the rules adopted or proposed for video dialtone systems in certain respects. These include the requirements that the operator of an open video system offer carriage capacity to various video programming providers under nondiscriminatory rates, terms, and conditions; and if demand for carriage exceeds the channel capacity of the open video system, the operator generally is barred from devoting more than one-third of the system's capacity to programming provided by itself or an affiliate.

         The 1992 Cable Act. On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992, which, among other matters, includes provisions respecting the carriage of television stations' signals by cable television systems. The signal carriage, or "must carry," provisions of the 1992 Cable Act require cable operators to carry the signals of local commercial and non-commercial television stations and certain low power television stations. Systems with 12 or fewer usable activated channels and more than 300 subscribers must carry the signals of at least three local commercial television stations. A cable system with more than 12 usable activated channels, regardless of the number of subscribers, must carry the signals of all local commercial television stations, up to one-third of the aggregate number of usable activated channels of such a system. The 1992 Cable Act also includes a retransmission consent provision that prohibits cable operators and other multi-channel video programming distributors from carrying broadcast signals without obtaining the station's consent in certain circumstances. The "must carry" and retransmission consent provisions are related in that a local television broadcaster, on a cable system-by-cable system basis, must make a choice once every three years whether to proceed under the "must carry" rules or to waive the right to mandatory but uncompensated carriage and negotiate a grant of retransmission consent to permit the cable system to carry the station's signal, in most cases in exchange for some form of consideration from the cable operator. Cable systems and other multi-channel video programming distributors must obtain retransmission consent to carry all distant commercial stations other than "super stations" delivered via satellite.

         In March 1997, the U.S. Supreme Court upheld the constitutionality of the must-carry provisions of the 1992 Cable Act. As a result, the regulatory scheme promulgated by the FCC to implement the must-carry provisions of the 1992 Cable Act remains in effect. Whether and to what extent such must-carry rights will extend to the new digital television signals (see below) to be broadcast by licensed television stations, including those owned by us, over the next several years is still a matter to be determined in an ongoing rulemaking proceeding initiated by the FCC in July 1998. Our television stations are highly dependent on their carriage by cable systems in the areas they serve. Thus, FCC rules that impose no or limited obligations on cable systems and other multi-channel video programming distributors to carry the digital signals of television broadcast stations in their local markets could adversely affect our operations.

         The 1992 Cable Act was amended in several important respects by the 1996 Act. Most notably, as discussed above, the 1996 Act repealed the cross-ownership ban between cable and telephone entities and the FCC's current video dialtone rules. These actions, among other regulatory developments, permit involvement by telephone companies in providing video services. We cannot predict the impact that telephone company entry into video programming will have upon the broadcasting industry.

         The 1996 Act also repealed or curtailed several cable-related ownership and cross-ownership restrictions. For example, as noted above, the 1996 Act eliminated the broadcast network/cable cross-ownership limitations and the statutory prohibition on TV/cable cross-ownership.

         Advanced Television Service. The FCC has taken a number of steps to implement digital television broadcasting service in the United States. In December 1996, the FCC adopted a digital television broadcast standard and, in April 1997, adopted decisions in several pending rulemaking proceedings that establish service rules and a plan for implementing digital television. The FCC adopted a digital television table of allotments that provides all authorized television stations with a second channel on which to broadcast a digital television signal. In February 1998, the FCC made slight revisions to the digital television rules and table of allotments in acting upon a number of appeals in the digital television proceeding. The FCC has attempted to provide digital television coverage areas that are comparable to stations' existing service areas. The FCC has ruled that television broadcast licensees may use their digital channels for a wide variety of services such as high-definition television, multiple standard definition television programming, audio, data, and other types of communications, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standard.

         Digital television channels will generally be located in the range of channels from channel 2 through channel 51. The FCC is requiring that affiliates of ABC, CBS, Fox and NBC in the top 10 television markets begin digital broadcasting by May 1, 1999. Many stations have already begun digital broadcasting. Affiliates of the four major networks in the top 30 markets must begin digital broadcasting by November 1, 1999, and all other broadcasters must follow suit by May 1, 2002. Under this schedule, our WFTC-TV in Minneapolis, Minnesota, must begin digital broadcasting by November 1999. All of our other television stations have until 2002.

         The FCC's plan calls for the digital television transition period to end in the year 2006, at which time the FCC expects that television broadcasters will cease non-digital broadcasting and return one of their two channels to the government, allowing that spectrum to be recovered for other uses. Under the Balanced Budget Act, however, the FCC is authorized to extend the December 31, 2006 deadline for reclamation of a television station's non-digital channel if, in any given case:

     o one or more television stations affiliated with ABC, CBS, NBC or Fox in a market is not broadcasting digitally, and the FCC determines that such stations have "exercised due diligence" in attempting to convert to digital broadcasting; or

     o less than 85% of the television households in the station's market subscribe to a multichannel video service that carries at least one digital channel from each of the local stations in that market, and less than 85% of the television households in the market can receive digital signals off the air using either a set-top converter box for an analog television set or a new digital television set.

The FCC is currently considering whether cable television system operators should be required to carry stations' digital television signals in addition to the currently required carriage of stations' analog signals. In July 1998, the FCC issued a Notice of Proposed Rulemaking posing seven different options for the carriage of digital signals and solicited comments from all interested parties. The FCC has yet to issue a decision on this matter.

         Implementation of digital television will improve the technical quality of television signals received by viewers. However, the implementation of digital television will also impose substantial additional costs on television stations because of the need to replace equipment and because some stations will need to operate at higher utility costs and there can be no assurance that our television stations will be able to increase revenue to offset such costs. The FCC is also considering imposing new public interest requirements on television licensees in exchange for their receipt of digital television channels. In addition, the 1996 Act allows the FCC to charge a spectrum fee to broadcasters who use the digital spectrum to offer subscription-based services. The FCC has adopted rules that require broadcasters to pay a fee of 5% of gross revenues received from ancillary or supplementary uses of the digital spectrum for which they charge subscription fees. We cannot predict what future actions the FCC might take with respect to digital television, nor can we predict the effect of the FCC's present digital television implementation plan or such future actions on our business. We will incur considerable expense in the conversion of digital television and are unable to predict the extent of timing of consumer demand for any such digital television services.

         Digital Audio Radio Service. In January 1995, the FCC adopted rules to allocate spectrum for satellite digital audio radio service. Satellite digital audio radio service systems potentially could provide for regional or nationwide distribution of radio programming with fidelity comparable to compact disks. The FCC has issued two authorizations to launch and operate satellite digital audio radio service . The FCC also has undertaken an inquiry into the terrestrial broadcast of digital audio radio service signals, addressing, among other things, the need for spectrum outside the existing FM band and the role of existing broadcasters. We cannot predict the impact of either satellite digital audio radio service or terrestrial digital audio radio service on our business.

         Direct Broadcast Satellite Systems. There are currently in operation several direct broadcast satellite systems that serve the United States, and it is anticipated that additional systems will become operational over the next several years. Direct broadcast satellite systems provide programming on a subscription basis to those who have purchased and installed a satellite signal receiving dish and associated decoder equipment. Direct broadcast satellite systems claim to provide visual picture quality comparable to that found in movie theaters and aural quality comparable to digital audio compact disks. We cannot predict the impact of direct broadcast satellite systems on our business.

         Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of our broadcast properties. In addition to the changes and proposed changes noted above, such matters include, for example, the license renewal process, spectrum use fees, political advertising rates, and potential restrictions on the advertising of certain products such as beer and wine. Other matters that could affect our broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as direct broadcast satellite service, the continued establishment of wireless cable systems and low power television stations, digital television and radio technologies, the proposed establishment of a low power FM radio service, and the advent of telephone company participation in the provision of video programming service.

         The foregoing is a brief summary of certain provisions of the Communications Act, the 1996 Act, the 1992 Cable Act, and specific regulations and policies of the FCC thereunder. This description does not purport to be comprehensive and reference should be made to the Communications Act, the 1996 Act, the 1992 Cable Act, the FCC's rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of broadcast stations. Proposals for additional or revised regulations and requirements are pending before and are being considered by Congress and federal regulatory agencies from time to time. Also, various of the foregoing matters are now, or may become, the subject of court litigation, and we cannot predict the outcome of any such litigation or the impact on our broadcast business.

Outdoor Advertising

         The outdoor advertising industry is subject to extensive governmental regulation at the federal, state and local level. Compliance with existing and future regulations could have a significant financial impact on us. Federal law, principally the Highway Beautification Act of 1965, encourages states to implement legislation to restrict billboards located within 660 feet of, or visible from, highways except in commercial or industrial areas. Every state has implemented regulations at least as restrictive as the Highway Beautification Act, including a ban on the construction of new billboards along federally-aided highways and the removal of any illegal signs on these highways at the owner's expense and without any compensation.

         States and local jurisdictions have, in some cases, passed additional regulations on the construction, size, location and, in some instances, advertising content of outdoor advertising structures adjacent to federally-aided highways and other thoroughfares. From time to time governmental authorities order the removal of billboards by the exercise of eminent domain and certain jurisdictions have also adopted amortization of billboards in varying forms. Amortization permits the billboard owner to operate its billboard only as a non-conforming use for a specified period of time, after which it must remove or otherwise conform its billboards to the applicable regulations at its own cost without any compensation. We or our acquired companies have agreed to remove certain billboards in Jacksonville, Florida. Furthermore, Tampa, Houston and San Francisco, which are municipalities within our existing markets, have adopted amortization ordinances. We can give no assurance that we will be successful in negotiating acceptable arrangements in circumstances in which our displays are subject to removal or amortization, and what effect, if any, such regulations may have on our operations.

         In addition, we are unable to predict what additional regulations may be imposed on outdoor advertising in the future. Legislation regulating the content of billboard advertisements and additional billboard restrictions have been introduced in Congress from time to time in the past. Changes in laws and regulations affecting outdoor advertising at any level of government, including laws of the foreign jurisdictions in which we operate, could have a material adverse effect on us.

Tobacco and Alcohol Advertising

         Regulations, potential legislation and recent settlement agreements related to outdoor tobacco advertising could have a material adverse effect on our operations. The major U.S. tobacco companies that are defendants in numerous class action suits throughout the country recently reached an out-of-court settlement with 46 states that includes a ban on outdoor advertising of tobacco products. The settlement agreement was finalized on November 23, 1998, but must be ratified by the courts in each of the 46 states participating in the settlement. In addition to the mass settlement, the tobacco industry previously had come to terms with the remaining four states individually. The terms of such individual settlements also included bans on outdoor advertising of tobacco products. The elimination of billboard advertising by the tobacco industry will cause a reduction in our direct revenues from such advertisers and may simultaneously increase the available space on the existing inventory of billboards in the outdoor advertising industry. This industry-wide increase in space may in turn result in a lowering of outdoor advertising rates or limit the ability of industry participants to increase rates for some period of time. For the year ended December 31, 1998, approximately 3% of our revenues came from the outdoor advertising of tobacco products.

         In addition to the above settlement agreements, state and local governments are also regulating the outdoor advertising of alcohol and tobacco products. For example, several states and cities have laws restricting tobacco billboard advertising near schools and other locations frequented by children. Some cities have proposed even broader restrictions, including complete bans on outdoor tobacco advertising on billboards, kiosks, and private business window displays. It is possible that state and local governments may propose or pass similar ordinances to limit outdoor advertising of alcohol and other products or services in the future. Legislation regulating tobacco and alcohol advertising has also been introduced in a number of European countries in which we conduct business, and could have a similar impact.

Antitrust Matters

         An important element of our growth strategy involves the acquisition of additional radio and television stations and outdoor advertising display faces, many of which are likely to require preacquisition antitrust review by the Federal Trade Commission and the Antitrust Division. Following passage of the 1996 Act, the Antitrust Division has become more aggressive in reviewing proposed acquisitions of radio stations and radio station networks, particularly in instances where the proposed acquiror already owns one or more radio stations in a particular market and the acquisition involves another radio station in the same market. Recently, the Antitrust Division, in some cases, has obtained consent decrees requiring radio station divestitures in a particular market based on allegations that acquisitions would lead to unacceptable concentration levels. There can be no assurance that the Antitrust Division or the FTC will not seek to bar us from acquiring additional radio and television stations or outdoor advertising display faces in any market where our existing stations or display faces already have a significant market share. In addition, the anitirust laws of foreign jurisdictions will apply if we acquire international broadcasting properties.

Environmental Matters

         As the owner, lessee or operator of various real properties and facilities, we are subject to various federal, state and local environmental laws and regulations. Historically, compliance with such laws and regulations has not had a material adverse effect on our business. There can be no assurance, however, that compliance with existing or new environmental laws and regulations will not require us to make significant expenditures in the future.

FINANCIAL LEVERAGE

         We currently use a significant portion of our operating income for debt service. Our leverage could make us vulnerable to an increase in interest rates or a downturn in the operating performance of our broadcast properties or outdoor advertising properties or a decline in general economic conditions. At December 31, 1998, we had borrowings under our credit facility and other long-term debt outstanding of approximately $1.0 billion and shareholders' equity of $4.5 billion. We expect to continue to borrow funds to finance acquisitions of broadcasting and outdoor advertising properties, as well as for other purposes. We may borrow up to $2 billion under our domestic credit facility at floating rates currently equal to the London InterBank Offered Rate plus 0.25%.

DEPENDENCE ON KEY PERSONNEL

         Our business is dependent upon the performance of certain key employees, including our chief executive officer and other executive officers. We also employ or independently contract with several on-air personalities with significant loyal audiences in their respective markets. Although we have entered into long-term agreements with certain of our executive officers and key on-air talent to protect their interests in those relationships, we can give no assurance that all such key personnel will remain with us or will retain their audiences.

INTERNATIONAL BUSINESS RISKS

         Doing business in foreign countries carries with it certain risks that are not found in doing business in the United States. We currently derive a portion of our revenues from international radio and outdoor operations in Europe, Mexico, Australia and New Zealand. The risks of doing business in foreign countries which could result in losses against which we are not insured include:

     o potential adverse changes in the diplomatic relations of foreign countries with the United States;

     o    hostility from local populations;

     o    the adverse effect of currency exchange controls;

     o    restrictions on the withdrawal of foreign investment and earnings;

     o    government policies against businesses owned by foreigners;

     o    expropriations of property;

     o    the potential instability of foreign governments;

     o    the risk of insurrections;

     o risks of renegotiation or modification of existing agreements with governmental authorities;

     o    foreign exchange restrictions; and

     o    changes in taxation structure.

EXCHANGE RATE RISK

         Because we own assets overseas and derive revenues from our international operations, we may incur currency translation losses due to changes in the values of foreign currencies and in the value of the U.S. dollar. We cannot predict the effect of exchange rate fluctuations upon future operating results. To reduce a portion of our exposure to the risk of international currency fluctuations, we maintain a hedge by incurring debt in some other currencies. We review this hedge position monthly. We currently maintain no other derivative instruments to reduce the exposure to translation and/or transaction risk, but may adopt other hedging strategies in the future.

OUR ACQUISITION STRATEGY COULD POSE RISKS

     Operational Risks. We intend to grow through the acquisition of broadcasting companies and assets, outdoor advertising companies, individual outdoor advertising display faces, and other assets that we believe will assist our customers in marketing their products and services. Our acquisition strategy involves numerous risks, including:

     o Certain of such acquisitions may prove unprofitable and fail to generate anticipated cash flows;

     o To successfully manage a rapidly expanding and significantly larger portfolio of broadcasting and outdoor advertising properties, we may need to recruit additional senior management and expand corporate infrastructure;

     o We may encounter difficulties in the integration of operations and systems;

     o Our management's attention may be diverted from other business concerns; and

     o    We may lose key employees of acquired companies or stations.

     Capital Requirements Necessary for Additional Acquisitions. We will face stiff competition from other broadcasting and outdoor advertising companies for acquisition opportunities. If the prices sought by sellers of these companies continue to rise, we may find fewer acceptable acquisition opportunities. In addition, the purchase price of possible acquisitions could require additional debt or equity financing on our part. We can give no assurance that we will obtain the needed financing or that we will obtain such financing on attractive terms. Additional indebtedness could increase our leverage and make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures. Additional equity financing could result in dilution to our stockholders.

NEW TECHNOLOGIES MAY AFFECT OUR BROADCASTING OPERATIONS

         The FCC is considering ways to introduce new technologies to the radio broadcasting industry, including satellite and terrestrial delivery of digital audio broadcasting and the standardization of available technologies which significantly enhance the sound quality of AM broadcasts. We are unable to predict the effect such technologies will have on our broadcasting operations, but the capital expenditures necessary to implement such technologies could be substantial. We also face risks in implementing the conversion of our television stations to digital television, which the FCC has ordered and for which it has established a timetable. We will incur considerable expense in the conversion to digital television and are unable to predict the extent or timing of consumer demand for any such digital television services. Moreover, the FCC may impose additional public service obligations on television broadcasters in return for their use of the digital television spectrum. This could add to our operational costs. One issue yet to be resolved is the extent to which cable systems will be required to carry broadcasters' new digital channels. Our television stations are highly dependent on their carriage by cable systems in the areas they serve. Thus, FCC rules that impose no or limited obligations on cable systems to carry the digital television signals of television broadcast stations in their local markets could adversely affect our television operations.

OUR SYSTEMS MUST BE YEAR 2000 COMPLIANT

         We are exposed to the risk that the year 2000 issue could cause system failures or miscalculations in our broadcasting, outdoor and corporate locations which could cause disruptions of operations, including, among other things, a temporary inability to produce broadcast signals, process financial transactions, or engage in similar normal business activities. As a result, we have determined that we will be required to modify or replace portions of our software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. We presently believe that with modifications or replacements of existing software and certain hardware, the year 2000 issue can be mitigated. To date, the amounts incurred and expensed for developing and carrying out the plans to complete the year 2000 modifications have not had a material effect on our operations. We plan to complete the year 2000 modifications, including testing, by July 1, 1999. The total remaining cost for addressing year 2000 is not expected to be material to our operations. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000." If such modifications and replacements are not made, are not completed on time, or are insufficient to prevent systems failures or other disruptions, the year 2000 issue could have a material impact on our operations.

         In addition, the possibility of interruption exists in the event that the information systems of our significant vendors are not year 2000 compliant. The inability of such vendors to complete their year 2000 resolution process in a timely fashion could materially impact us. The effect of non-compliance by such vendors is not determinable. In addition, disruptions in the economy generally resulting from the year 2000 issues could also materially adversely affect us. We could be subject to litigation for computer systems failures, for example, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

FORWARD-LOOKING STATEMENTS MAY PROVE INACCURATE

         This report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 about us. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in this document, the words "anticipates," "believes," "expects," "intends," and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. Important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control, include:

     o the impact of general economic conditions in the U.S. and in other countries in which we currently do business;

     o    industry conditions, including competition;

     o    fluctuations in exchange rates and currency values;

     o    capital expenditure requirements;

     o    legislative or regulatory requirements;

     o    interest rates;

     o    taxes; and

     o    access to capital markets.

     Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Accordingly, we cannot be certain that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on us.

ITEM 2.  PROPERTIES

         Our corporate headquarters is in San Antonio, Texas. The lease agreement for the approximately 18,000 square feet of office space in San Antonio expires on February 28, 2000.

         The types of properties required to support each of our radio and television stations and outdoor advertising branches listed in Item 1 above include offices, studios, transmitter sites, antenna sites and production facilities. A radio or television station's studios are generally housed with its offices in downtown or business districts. A radio or television station's transmitter sites and antenna sites are generally located in a manner that provides maximum market coverage. An outdoor branch and production facility is generally located in an industrial/warehouse district.

         The studios and offices of our radio and television stations and outdoor advertising branches are located in leased or owned facilities. These leases generally have expiration dates that range from one to twenty years. We either own or lease our transmitter and antenna sites. These leases generally have expiration dates that range from five to fifteen years. We do not anticipate any difficulties in renewing those leases that expire within the next several years or in leasing other space, if required. We own substantially all of the equipment used in our broadcasting and outdoor businesses.

         We own or have permanent easements on relatively few parcels of real property that serve as the sites for our outdoor displays. Our remaining outdoor display sites are leased. Our leases are for varying terms ranging from month-to-month or year-to-year to terms of ten years or longer, and many provide for renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. We believe that an important part of our management activity is to negotiate suitable lease renewals and extensions.

         As noted in Item 1 above, as of December 31, 1998, we own or program 206 radio stations and 18 television stations, and own or lease approximately 302,574 outdoor advertising display faces in various markets throughout the world. See "Business -- Industry Segments." Therefore, no one property is material to our overall operations. We believe that our properties are in good condition and suitable for our operations.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time we become involved in various claims and lawsuits incidental to our business, including defamation actions. In the opinion of our management, after consultation with counsel, any ultimate liability arising out of currently pending claims and lawsuits will not have a material effect on our financial condition or operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders in the fourth quarter of fiscal year 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the New York Stock Exchange under the symbol "CCU." There were approximately 622 shareholders of record as of March 15, 1999. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table sets forth, for the calendar quarters indicated, the reported high and low sales prices of the common stock as reported on the NYSE. The prices have been adjusted to reflect a two-for-one stock split in July 1998.

                                                     CLEAR CHANNEL
                                                     COMMON STOCK
                                                ----------------------
                                                     MARKET PRICE
                                                  HIGH           LOW
                                                --------      --------
          1997
            First Quarter..................     $24.8125      $17.1250
            Second Quarter.................      31.6875       21.3750
            Third Quarter..................      34.3750       29.3125
            Fourth Quarter.................      39.7188       30.0000
          1998
            First Quarter..................      50.0315       36.7190
            Second Quarter.................      54.5625       44.0625
            Third Quarter..................      61.7500       40.3750
            Fourth Quarter.................      54.5000       36.1250

DIVIDEND POLICY

         Presently, we expect to retain our earnings for the development and expansion of our business and do not anticipate paying cash dividends in 1999. However, any future decision by our Board of Directors to pay cash dividends will depend on, among other factors, our earnings, financial position, capital requirements and loan covenant restrictions. Our current bank credit agreement allows for the payment of dividends subject to certain loan covenant restrictions. There are no restrictions on dividends payable wholly in our capital stock. At March 15, 1999 the market price of our common stock was $65.6875 per share.

ITEM 6.  SELECTED FINANCIAL DATA

Results of operations information
In thousands of dollars, except per share data

                                                                     Year ended December 31,
                                            --------------------------------------------------------------------------
                                                1998           1997           1996            1995            1994
                                            ------------   ------------   ------------    ------------    ------------
Gross revenue                               $  1,522,551   $    790,178   $    398,094    $    283,357    $    200,695
                                            ============   ============   ============    ============    ============
Net revenue                                    1,350,940        697,068        351,739         250,059         178,053
Operating expenses                               767,265        394,404        198,332         137,504         105,380
Depreciation and amortization                    304,972        114,207         45,790          33,769          24,669
Corporate expenses                                37,825         20,883          8,527           7,414           5,100
                                            ------------   ------------   ------------    ------------    ------------
Operating income                                 240,878        167,574         99,090          71,372          42,904
Interest expense                                 135,766         75,076         30,080          20,752           7,669
Other income (expense) - net                      12,810         11,579          2,230            (803)          1,161
                                            ------------   ------------   ------------    ------------    ------------
Income before income taxes                       117,922        104,077         71,240          49,817          36,396
Income taxes                                      72,353         47,116         28,386          20,292          14,387
                                            ------------   ------------   ------------    ------------    ------------
Income before equity in earnings (loss)
    of nonconsolidated affiliates                 45,569         56,961         42,854          29,525          22,009
Equity in earnings (loss) of non-
    consolidated affiliates                        8,462          6,615         (5,158)          2,489              --
                                            ------------   ------------   ------------    ------------    ------------
Net income                                  $     54,031   $     63,576   $     37,696    $     32,014    $     22,009
                                            ============   ============   ============    ============    ============

Net income per common share (1)
    Basic                                   $        .23   $        .36   $        .26    $        .23    $        .16
                                            ============   ============   ============    ============    ============

    Diluted                                 $        .22   $        .33   $        .25    $        .23    $        .16
                                            ============   ============   ============    ============    ============

Cash dividends per share                              --             --             --              --              --
                                            ============   ============   ============    ============    ============

Balance Sheet Data:
Current assets                              $    409,960   $    210,742   $    113,164    $     70,485    $     53,945
Property, plant and equipment - net            1,915,787        746,284        147,838          99,885          85,318
Total assets                                   7,539,918      3,455,637      1,324,711         563,011         411,594
Current liabilities                              258,144         86,852         43,462          36,005          27,679
Long-term debt, net of current maturities      2,323,643      1,540,421        725,132         334,164         238,204
Shareholders' equity                           4,483,429      1,746,784        513,431         163,713         130,533

(1) All per share amounts have been adjusted to reflect stock splits effected on the following dates and in the following ratios:

                  Date of Split            Ratio of Split
                  -------------            --------------
                  July 1998                 two-for-one
                  December 1996             two-for-one
                  November 1995             two-for-one
                  February 1994             five-for-four

The Selected Financial Data should be read in conjunction with Management's Discussion and Analysis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Following is a discussion of the key factors that have affected our business over the last three years. This commentary should be read in conjunction with our financial statements and our five-year summary of operations that appear in this report.

                              RESULTS OF OPERATIONS

         Management's discussion and analysis of results of operations for 1998 vs. 1997 and 1997 vs. 1996, have been presented on an as-reported basis except for net revenue, operating expenses, operating income before depreciation and amortization, depreciation and amortization, and operating income explanations, which have been presented on an as-reported and a pro forma basis. The pro forma results for the 1998 vs. 1997 assumes our acquisitions of More Group Plc., Universal Outdoor Holdings, Inc., Paxson Radio and Eller Media Corporation had occurred on January 1, 1997. The pro forma results for the 1997 vs. 1996 assumes our acquisitions of Paxson, Eller, US Radio, Inc. and Radio Equity Partners had occurred on January 1, 1996. A complete list of material acquisitions during the three-year period ended December 31, 1998 is as follows:

                                                             Date Included in
          Business Acquired                Segment              As-Reported
          -----------------                -------           ----------------
          More Group                       Outdoor               July 1998
          Universal                        Outdoor              April 1998
          Paxson                        Broadcasting           October 1997
          Eller                            Outdoor              April 1997
          Radio Equity Partners         Broadcasting            August 1996
          US Radio                      Broadcasting             May 1996

CONSOLIDATED
(In thousands of dollars, except per share data)

                                                                             1998 vs. 1997                1997 vs. 1996
                                                                      ------------------------      ------------------------
                                       Years Ended December 31,       As-Reported    Pro Forma      As-Reported    Pro Forma
                                     -----------------------------    % Increase    % Increase      % Increase    % Increase
                                     1998         1997        1996    (Decrease)    (Decrease)      (Decrease)    (Decrease)
                                     ----         ----        ----    ----------    ----------      ----------    ----------
Net revenue                       $1,350,940    $697,068     $351,739     93.8 %         21.7%         98.2%         14.3 %
Operating expenses                   767,265     394,404      198,332     94.5 %         21.2%         98.9%         10.4 %
Operating income before
  depreciation and amortization      583,675     302,664      153,407     92.8 %         22.5%         97.3%         20.2 %
Depreciation and amortization        304,972     114,207       45,790    167.0 %         22.7%        149.4%         (1.6)%
Operating income                     240,878     167,574       99,090     43.7 %         20.9%         69.1%         59.0 %
Interest expense                     135,766      75,076       30,080     80.8 %                      149.6%
Other income (expense) - net          12,810      11,579        2,230     10.6 %                      419.2%
Income taxes                          72,353      47,116       28,386     53.6 %                       66.0%
Equity in earnings (loss) of
  nonconsolidated affiliates           8,462       6,615       (5,158)    27.9  %                     228.2%
Net income                            54,031      63,576       37,696    (15.0)%                       68.7%
Net income per share: (1)
    Basic                          $     .23    $    .36     $    .26    (36.1)%                       38.5%
    Diluted                        $     .22    $    .33     $    .25    (33.3)%                       32.0%
Effective tax rate                       58%         45%          40%

(1)      Adjusted for a two-for-one stock split effective July 28, 1998

         The majority of the growth from 1997 to 1998 in "as-reported" net revenue and operating expenses was due to the additional revenue and expenses associated with the operations of Universal and More Group during 1998 and the inclusion of the full year's operations of Eller and Paxson. The acquisition of Universal and More Group added approximately 34,000 and 119,000 display faces, including joint ventures, and contributed 27.6% of 1998 net revenue. On a pro forma basis, net revenue increased due to improved advertising rates in our broadcasting segment and improved occupancy and increased advertising rates within our outdoor segment. Pro forma operating expenses increased primarily from the incremental selling costs related to the additional revenues.

         The predominant reasons for the increase from 1996 to 1997 in "as-reported" net revenue and operating expenses are two-fold. First, revenue and expenses increased due to the inclusion of operations of Eller, an outdoor media company acquired in April of 1997. This new outdoor segment, including subsequent acquisitions and license management agreements of approximately 7,000 display faces, contributed 30% of our revenue and 27% of our operating expenses during 1997. Second, net revenue and operating expense increased from the acquisition of Paxson during 1997, and a full year of operations for the acquisitions of US Radio and Radio Equity Partners, both acquired during 1996. On a pro forma basis, net revenue increased due to increases in rates charged to advertisers primarily related to an increase in overall ratings, especially in our Houston, Austin, Tampa and Miami markets. Pro forma operating expenses increased primarily from increased selling and promotional expenses associated with the increase in revenue.

         In addition to the above mentioned acquisitions, "as-reported" and "pro forma" net revenue and operating expense increased during 1998, 1997 and 1996 due to the inclusion of the operations of the following list of broadcasting and outdoor assets, which we acquired since January 1, 1996, the effects of which, individually and in the aggregate, were not material to our consolidated financial position or results of operations:

                                                       Broadcasting                                   Outdoor
                                      -------------------------------------------------        --------------------
                                               Radio                   Television
                                      --------------------         --------------------
         Operations Began             Stations     Markets         Stations     Markets        Displays     Markets
         ----------------             --------     -------         --------     -------        --------     -------
         4th Quarter 1998                  2           2                --         --               817          22
         3rd Quarter 1998                  9           5                --         --            21,372 (a)      17
         2nd Quarter 1998                  7           3                --         --               148           6
         1st Quarter 1998                 16           4                --         --             4,600          10

         4th Quarter 1997                  5           3                --         --               442           6
         3rd Quarter 1997                 11           3                --         --             1,333           8
         2nd Quarter 1997                  3           1                --         --               330           6
         1st Quarter 1997                  6           4                --         --               n/a         n/a

         4th Quarter 1996                  7           3                --         --               n/a         n/a
         3rd Quarter 1996                  4 (b)       2                 2          1               n/a         n/a
         2nd Quarter 1996                 11           7                --         --               n/a         n/a
         1st Quarter 1996                  3           1                --         --               n/a         n/a

(a) Includes 21,015 shelters acquired in France through the acquisition of Sirocco.

(b)  We acquired an 80% interest in these stations.

         The tangible and intangible assets associated with the above mentioned business acquisitions account for the majority of the increase in the "as-reported" depreciation and amortization for 1998 over 1997. Interest expense increased during 1998 as a result of greater average borrowing levels as a result of the aforementioned acquisitions, but was partially offset by lower average borrowing rates, 5.9% in 1998 versus 6.6% in 1997. Our average borrowing rate was lowered in 1998 as a result of the issuance of 2.625% senior convertible notes dated April 1, 1998. Other income rose due to realized gains on the sale of available-for-sale marketable securities and was offset by charges related to the purchase of certain subsidiary options and losses on sale of assets. Income tax expense increased primarily from the increase in the average effective tax rate from 45% in 1997 to 58% in 1998. The effective tax rate increased as a result of the increase in nondeductible amortization expense principally associated with the acquisition of Universal. The majority of the increase in net income was primarily due to the inclusion of operations resulting from the aforementioned business acquisitions, partially offset by an increase in corporate related expenses.

         The tangible and intangible assets acquired through the purchases of Eller and the above mentioned broadcasting assets account for the majority of the increase in depreciation and amortization for 1997 over 1996. Interest expense increased for 1997 as a result of greater average borrowing levels and higher average borrowing rates, 6.3% in 1996 versus 6.6% in 1997. Other income increased primarily from the sale of 350,000 shares of common stock in Heftel Broadcasting resulting in a $6.3 million pretax gain. Income tax expense increased because of the increase in taxable earnings as well as an increase in the average effective tax rate from 40% in 1996 to 45% in 1997. The effective tax rate increased as a result of the increase in nondeductible amortization expense principally associated with the acquisition of Eller.

         Equity in earnings (loss) of nonconsolidated affiliates increased in 1998 over 1997 due to the inclusion of several investments held by More Group, which are accounted for under the equity method and the inclusion of a partial month of More Group's operations, which was accounted for under the equity method prior to consolidation. This was partially offset by the transfer of our investment in American Tower Corporation, which merged with American Tower Systems, Inc. in June 1998, the result of which diluted our investment from 30% to 8%. Prospectively, we have accounted for this investment using the cost method. The remainder of the increase in equity in earnings (loss) of nonconsolidated affiliates was due to the continued solid financial performance by Heftel Broadcasting, of which we own a 29.1% equity interest.

         Equity in earnings (loss) of nonconsolidated affiliates increased in 1997 over 1996 due partially to the purchase in July 1997 of a 30% interest in American Tower Corporation, a digital transmission tower. The majority of the increase in equity in earnings (loss) of nonconsolidated affiliates was due to the solid financial performance by Heftel Broadcasting, partially offset by the eroding currency valuation in Australia and New Zealand. Equity in earnings
(loss) of nonconsolidated affiliates is included in results of operations for our broadcasting segment.

BROADCASTING

(In thousands of dollars)
                                                                             1998 vs. 1997                1997 vs. 1996
                                                                       -------------------------    -----------------------
                                         Years Ended December 31,      As-Reported     Pro Forma    As-Reported   Pro Forma
                                    ---------------------------------   % Increase    % Increase    % Increase   % Increase
                                      1998        1997         1996     (Decrease)    (Decrease)    (Decrease)   (Decrease)
                                    --------    --------     --------  -----------    ----------    ----------   ----------
Net revenue                         $648,877    $489,633     $351,739      32.5%         14.3%         39.2%       15.6 %
Operating expenses                   373,452     286,314      198,332      30.4%          7.2%         44.4%       15.3 %
Operating income before
  depreciation and amortization      275,425     203,319      153,407      35.5%         25.6%         32.5%       16.1 %
Depreciation and amortization        107,343      66,383       45,790      61.7%         22.2%         45.0%       (3.0)%
Operating income                     148,571     122,971       99,090      20.8%         31.0%         24.1%       39.9 %

1998 vs. 1997

         The majority of the increase in as-reported net revenue, operating expenses and depreciation and amortization was due to the aforementioned broadcasting acquisitions. Net revenue also increased due to increased advertising rates associated with improved ratings at most of our television and radio stations. At December 31, 1998, our broadcasting segment included 193 radio stations and 11 television stations for which we own the Federal Communications Commission license and 11 radio stations and 7 television stations programmed under local marketing or time brokerage agreements, in 47 domestic markets. We also own two radio stations in one international market.

         The majority of the increase in pro forma net revenue is due to improved advertising rates associated with improved ratings at most of the television and radio stations. The majority of the increase in pro forma operating expenses is due to the increase in selling and promotional expenses associated with the increase in revenue.

1997 vs. 1996

         The majority of the increase in as-reported net revenue, operating expenses and depreciation and amortization was due to the aforementioned radio acquisitions.

         The majority of the increase in pro forma net revenue is due to the increase in rates charged to advertisers primarily related to an increase in advertising rates associated with increased ratings, especially in our Houston, Austin, Tampa and Miami markets. The majority of the increase in pro forma operating expenses is due to the increase in selling and promotional expenses associated with the increase in revenue.

OUTDOOR

(In thousands of dollars)
                                                                             1998 vs. 1997                1997 vs. 1996
                                                                       -------------------------    -----------------------
                                         Years Ended December 31,      As-Reported     Pro Forma    As-Reported   Pro Forma
                                    ---------------------------------   % Increase    % Increase    % Increase   % Increase
                                      1998        1997         1996     (Decrease)    (Decrease)    (Decrease)   (Decrease)
                                    --------    --------     --------  -----------    ----------    ----------   ----------
Net revenue                         $702,063    $207,435      ----        238.4%         27.7%          ----         11.4%
Operating expenses                   393,813     108,090      ----        264.3%         33.4%          ----            0%
Operating income before
  depreciation and amortization      308,250      99,345      ----        210.3%         20.2%          ----         28.4%
Depreciation and amortization        197,629      47,824      ----        313.2%         22.9%          ----          0.3%
Operating income                      92,307      44,603      ----        106.9%          7.7%          ----         86.4%

1998 vs. 1997

         The majority of the increase in as-reported net revenue, operating expenses and depreciation and amortization was due to the inclusion of a full year of Eller's operations and the inclusion of the partial year's operations of Universal and More Group, which were acquired during 1998. These two acquisitions added approximately 124,000 display faces in 1998. In addition, increased occupancy and rates were achieved in 1998. At December 31, 1998, the outdoor segment owned 83,225 display faces and operated 5,783 displays under lease management agreements in 32 domestic markets, and 213,566 display faces in 14 international markets.

         The majority of the increase in pro forma net revenue and operating expenses is due to increased advertising and occupancy rates in 1998. Pro forma depreciation and amortization increased in part due to the depreciation expenses associated with increased capital expenditures within the outdoor segment. The outdoor segment's capital expenditures were $95.1 million during 1998, vs. $15.0 million in 1997.

1997 vs. 1996

         We entered the outdoor advertising business through our acquisition of Eller in April 1997. Pro forma net revenue increased primarily due to improved occupancy and increased rates for usage of display faces resulting in the increases in pro forma operating income before depreciation and amortization and pro forma operating income. At December 31, 1997, our outdoor segment owned 53,963 display faces and operated 3,697 displays under lease management agreements in 15 domestic markets.


                         LIQUIDITY AND CAPITAL RESOURCES

         Our major sources of capital have been cash flow from operations, advances on our revolving long-term line of credit (the "credit facility"), and funds provided by various equity, convertible and other debt offerings, and other borrowings. As of December 31, 1998 and 1997, we had the following debt outstanding:

In millions of dollars
                                                    December 31,
                                              --------------------------
                                                1998              1997
                                              --------          --------
         Credit facility - domestic           $1,007.5          $1,215.2
         Credit facility - international         103.7                --
         Senior convertible notes                575.0                --
         Long-term bonds                         600.0             300.0
         Other borrowings                         45.4              38.5
                                              --------          --------
         Total                                $2,331.6          $1,553.7
                                              ========          ========

         In addition, we had $36.5 million in unrestricted cash and cash equivalents on hand at December 31, 1998.

         On March 16, 1998 we filed a registration statement on Form S-3 covering a combined $1.5 billion of debt securities, junior subordinated debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units (the "shelf registration statement"). The shelf registration statement also covers preferred securities that may be issued from time to time by our three Delaware statutory business trusts and guarantees of such preferred securities by us. Due to various debt and equity offerings during March and April 1998, on May 6, 1998 we amended our shelf registration statement to increase the amount of securities registered pursuant to the registration statement filed on March 16, 1998 back to $1.5 billion. After completing various debt and equity offerings during June and December 1998, the amount of securities available under the shelf registration statement at December 31, 1998 was $474.4 million.

         On June 29, 1998 we filed a registration statement on Form S-4 covering 3,000,000 shares of common stock, which we may offer and issue from time to time in connection with our acquisitions, directly or indirectly, of various businesses or properties, or interests therein.

SOURCES OF FUNDS

Credit Facility

         Domestic: On July 1, 1998, we expanded our revolving credit facility from $1.75 billion to $2.0 billion, of which $1.0 billion is outstanding and $16.9 million is utilized under various letters of credit, leaving $975.6 million available for future borrowings at December 31, 1998. The credit facility converts into a reducing revolving line of credit on the last business day of September 2000, with quarterly repayment of the outstanding principal balance to begin the last business day of September 2000 and continue during the subsequent five year period, with the entire balance to be repaid by the last business day of June 2005. During 1998, we made principal payments on the credit facility totaling $2.0 billion including $566.5 million, $577.2 million and $704.6 million from the net proceeds of our convertible debt offering, our equity offering in March 1998 and December 1998, respectively and drew down $1.8 billion primarily to fund acquisitions or pay off assumed acquisition debt. Funding for the majority of our acquisitions and the refinancing of long-term debt in the acquisition of Universal was provided by our credit facility.

         International: A (pound)94 million revolving credit facility with a group of international banks was assumed in the acquisition of More Group. This revolving credit facility has subsequently been increased to (pound)100 million. This international credit facility allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies. At December 31, 1998, (pound)37.5 million, or $62.3 million, was available for future borrowings and (pound)62.5 million, or $103.7 million, was outstanding. This credit facility converts into a reducing revolving facility on January 10, 2000 with annual payments of (pound)30 million due in 2000 and 2001 and (pound)40 million due in 2002. This credit facility expires on January 10, 2002. At December 31, 1998, interest rates varied from 4.03% to 8.85%.

Equity Offerings

         On March 30, 1998, we completed an offering of six million shares of common stock. The net proceeds of $577.2 million were used to reduce the outstanding balance under our credit facility.

         On December 23, 1998, we completed an offering of 15 million shares of common stock. The net proceeds of $704.2 million were used to pay down the outstanding balance under our credit facility. On January 21, 1999, 1.725 million additional shares were offered from the over allotment. The net proceeds of $81.0 million were used to reduce the outstanding balance under our credit facility.

Senior Convertible Notes Offering

         On March 30, and April 28, 1998 we completed an offering of $500.0 million and $75.0 million aggregate principal amounts, respectively, of 2.625% Senior Convertible Notes due April 1, 2003 under the shelf registration statement. Our net proceeds of approximately $566.5 million, in aggregate, were used to pay down the outstanding balance under our credit facility. The notes are convertible into our common stock at any time following the date of original issuance, unless previously redeemed, at a conversion price of $61.95 per share, subject to adjustment in certain events. Interest on the notes is payable semiannually on each April 1 and October 1, beginning October 1, 1998. The notes are redeemable, in whole or in part, at our option at any time on or after April 1, 2001 and until March 31, 2002 at 101.050%; on or after April 1, 2002 and until March 31, 2003 at 100.525%; and on or after April 1, 2003 at 100%, plus accrued interest.

Bond Offerings and Refinancings

         On June 16, 1998, we completed an offering of $175.0 million 6.875% Senior Debentures due June 15, 2018 and $125.0 million 6.625% Senior Notes due June 15, 2008 under our shelf registration statement. The net proceeds of approximately $296.0 million, in aggregate, were used to fund the acquisition of issued share capital of More Group. Interest on the Senior Debentures and Senior Notes is payable semiannually on each June l5 and December 15, beginning December 15, 1998. In addition, we assumed approximately $615.3 million of Universal's long-term debt, $236.0 million of which was refinanced at the closing date using our credit facility. In May 1998, we completed a public tender offer for the remaining $325.0 million of 9.75% debentures, the majority of which were purchased for approximately $374.9 million leaving approximately $4.4 million outstanding at December 31, 1998.

USES OF FUNDS AND CAPITAL RESOURCES

Completed Transactions

         During 1998, we acquired Universal in a transaction whereby we issued
19.3 million shares of common stock valued at $1.2 billion and acquired all of the outstanding shares of More Group for $765.5 million. Also during 1998, we purchased the broadcasting assets of 39 radio stations in 15 markets, and acquired approximately 26,911 additional outdoor display faces in 55 markets for $192.8 million and $390.4 million, respectively. In addition, we purchased capital equipment totaling $141.9 million.

         From December 31, 1998 through February of 1999, we purchased the broadcasting assets of two radio stations for approximately $350,000 plus the exchange of one radio station. Through February 1999, we also purchased 63 outdoor display faces for $32.0 million. Our credit facility and cash flow from operations provided funding.

Pending Transactions

         In October 1998, we entered into a definitive agreement to merge with Jacor Communications, Inc. The merger is structured as a tax-free, stock-for-stock transaction. Upon consummation of the merger, each outstanding share of Jacor common stock will be exchanged for shares of our common stock. The exchange ratio is based on the average closing price of our common stock during the 25 consecutive trading days ending on the second trading day prior to the merger date as follows:

         Average Closing Price of Clear Channel's Common Stock         Conversion Ratio
         -----------------------------------------------------         ----------------
         Less than or equal to $42.86                                      1.40
         Above $42.86 but less than or equal to $44.44                     1.40 to 1.35
         Above $44.44 but less than $50.00                                 1.35

         If the average closing price is $50.00 or more, the conversion ratio will be calculated as the quotient obtained by dividing (a) $67.50 plus the product of $.675 and the amount by which the average closing price exceeds $50.00, by (b) the average closing price.

         At December 31, 1998, Jacor had 51,184,217 shares outstanding and $1.6 billion in long-term debt. At the exchange ratio of 1.35, based on the 25 day trading average at December 31, 1998 of $49.775, we will issue 69,098,693 of our common shares valued at $3.8 billion. Including the assumption of long-term debt, this merger is valued at $5.4 billion. Consummation of the merger is subject to certain closing conditions and regulatory approvals, including, but not limited to, stockholder approvals and receipt of approvals from the Federal Communications Commission and the federal antitrust authorities. The vote of shareholders from both companies is scheduled for March 26, 1999. Consummation of this merger is expected before September 30, 1999.

         Future acquisitions of broadcasting stations, outdoor advertising facilities and other media-related properties affected in connection with the implementation of our acquisition strategy are expected to be financed from increased borrowings under the credit facility, additional public equity and debt offerings and cash flow from operations. We believe that cash flow from operations as well as the proceeds from our securities offerings made from time to time will be sufficient to make all required future interest and principal payments on our credit facility, senior convertible notes and bonds, and will be sufficient to fund all anticipated capital expenditures.

Other

The ratio of earnings to fixed charges is as follows:

                                         Year Ended
                ------------------------------------------------------
                1998      1997      1996      1995      1994      1993
                ----      ----      ----      ----      ----      ----
                1.83      2.32      3.63      3.32      5.54      3.81

         The ratio of earnings to fixed charges was computed on a total enterprise basis. Earnings represent income from continuing operations before income taxes less equity in undistributed net income (loss) of unconsolidated affiliates plus fixed charges. Fixed charges represent interest, amortization of debt discount and expense, and the estimated interest portion of rental charges. We had no preferred stock outstanding for any period presented.


CAPITAL EXPENDITURES

Capital expenditures of $141.9 million and $31.0 million during 1998 and 1997, respectively, included the following:

In millions                                   Broadcasting                Outdoor
                                         -----------------------   -----------------------
                                            1998         1997         1998         1997
                                         ----------   ----------   ----------   ----------
Land and buildings                       $     11.1   $      7.1   $      6.9   $      1.7
Broadcasting and other equipment               35.7          8.9           --           --
Display structures and other equipment           --           --         88.2         13.3
                                         ----------   ----------   ----------   ----------
                                         $     46.8   $     16.0   $     95.1   $     15.0
                                         ==========   ==========   ==========   ==========

         The increase in our capital outlays in 1998 of broadcasting and other equipment in the broadcasting segment was due to the increase in the number of radio stations owned in 1998 versus 1997. The increase in display structures and other equipment in the outdoor segment was due to the increase in display faces and bus shelters owned and operated in 1998 resulting from the acquisition of Universal and More Group. The majority of these new display faces will provide additional or enhanced revenue opportunities.

         We anticipate funding capital outlays with cash generated from operations. We anticipate funding any subsequent broadcasting or outdoor acquisitions with the credit facility and cash flow generated from operations.


                                      OTHER

Accounting Pronouncements

         As of January 1, 1998, we adopted Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on our net income or shareholders' equity. Statement 130 requires unrealized gains or losses on our available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in comprehensive income.

         As of January 1998, we adopted Statement of Financial Accounting Standards No. 131 Disclosures about Segments of an Enterprise and Related Information. Statement 131 establishes new rules for reporting information about operating segments; however, the adoption of this statement had no impact on our net income or shareholder's equity. Statement 131 requires us to provide descriptive information about its operating segments as opposed to just reporting financial information.

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement 133 is required to be adopted in years beginning after June 15, 1999. We do not anticipate that the adoption of this new Statement will have a significant effect on our earnings or financial position.

Inflation

         Inflation has affected our performance in terms of higher costs for wages, salaries and equipment. Although the exact impact of inflation is indeterminable, we believe it has offset these higher costs by increasing the effective advertising rates of most of our broadcasting stations and outdoor display faces.

Year 2000

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of our computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations in our broadcasting, outdoor and corporate locations which could cause disruptions of operations, including, among other things, a temporary inability to produce broadcast signals, process financial transactions, or engage in similar normal business activities.

         Based on recent system evaluations, surveys, and on-site inventories, we determined that we would be required to modify or replace portions of our software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. We presently believe that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. If such modifications and replacements are not made, or are not completed in time, the Year 2000 issue could have a material impact on our operations.

         The Year 2000 issue involves the identification and assessment of the existing problem, plan of remediation, as well as a testing and implementation plan. To date, we have substantially completed the identification and assessment process, with the following significant financial and operational components identified as being affected by the Year 2000 issue:

     o Computer hardware running critical financial and operational software that is not capable of recognizing a four-digit code for the applicable year.

     o Our advertising inventory management software responsible for managing, scheduling and billing customer's broadcasting and outdoor advertising purchases.

     o Broadcasting studio equipment and software necessary to deliver radio and television programming.

     o    Corporate financial accounting and information system software.

     o Significant non-technical systems and equipment that may contain microcontrollers which are not Year 2000 compliant.

We have instituted the following remediation plan to address the Year 2000 issues:

         A computer hardware replacement plan for computers running essential broadcast, operational and financial software applications with Year 2000 compatible computers has been instituted. As of December 31, 1998 approximately 40% of all essential computers related to broadcast or studio equipment are Year 2000 compatible. Approximately 85% of all essential financial based computers are Year 2000 compliant. We anticipate this replacement plan to be 100% complete by the end of the third quarter in 1999.

         Software upgrades or replacement with advertising inventory management software which is Year 2000 compliant have been planned, are in process, or have been completed as of December 31, 1998. We have received assurances from our software vendors, with a few minor exceptions, that supply our advertising inventory management software that their software is Year 2000 compliant. For these non-compliant vendors, we will install inventory management software from a compliant vendor by the end of the third quarter of 1999. Approximately 85% of the broadcasting properties have Year 2000 compliant advertising inventory management software as of December 31, 1998. All of the outdoor advertising inventory management software is currently being upgraded and is targeted for Year 2000 compliance at the end of the second quarter of 1999.

         We have received assurances from our software vendors that supply broadcasting digital automation systems that the software used by us is currently compliant or has upgrades currently available that are compliant. Broadcast software and studio equipment is considered to be 70% compliant as of December 31, 1998 and is anticipated to be 100% compliant by the third quarter of 1999.

         Financial accounting software for the broadcasting segment has been replaced and is Year 2000 compliant. Financial accounting software for the outdoor segment has been upgraded to be Year 2000 compliant.

         While we believe our efforts will provide reasonable assurance that material disruptions will not occur due to internal failure, the possibility of interruption still exists.

         We are currently querying other significant vendors that do not share information systems with us (external agents). To date, we are not aware of any external agent with a Year 2000 issue that would materially impact our results of operations, liquidity, or capital resources. However, we have no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact us. The effect of non-compliance by external agents is not determinable.

         In the ordinary course of business, we have acquired or plan to acquire a significant amount of Year 2000 compliant hardware and software. These purchases are part of specific operational and financial system enhancements with completion dates during 1998 and early 1999 that were planned without specific regard to the Year 2000 issue. These system enhancements resolve many Year 2000 problems and have not been delayed as a result of any additional efforts addressing the Year 2000 issue. Accordingly, these costs have not been included as part of the costs of Year 2000 remediation. However, there are several hardware and software expenditures that have been or will be incurred to specifically remediate Year 2000 non-compliance. Incremental hardware and software costs that we have attributed to the Year 2000 issue are estimated at $2,700,000 plus or minus 25%. The majority of these expenditures will be incurred over the next 9 months. Of this cost, approximately 25% will be expensed as modification or upgrade costs with the remaining costs being capitalized as new hardware or software. As of December 31, 1998, approximately $100,000 has been charged to expense and $375,000 capitalized as a result of expenditures. Sources of funds for these expenditures will be supplied through cash flow generated from operations and/or available borrowings from our credit facility. Our accounting policy is to expense costs incurred due to maintenance, modification or upgrade costs and to capitalize the cost of new hardware and software.

         We believe we have an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, we have not yet completed all necessary phases of the Year 2000 program. In the event that we do not complete any additional phases, it could experience disruptions in its operations, including among other things, a temporary inability to produce broadcast signals, process financial transactions, or engage in similar normal business activities. In addition, disruptions in the economy generally resulting from the Year 2000 issues could also materially adversely affect us. We could be subject to litigation for computer systems failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

         We currently have no contingency plans in place in the event we do not complete all phases of the Year 2000 program. We plan to evaluate the status of completion in April 1999 and determine whether such contingency plans are necessary.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

         At December 31, 1998, approximately 48% of the Company's long-term debt bears interest at variable rates. Accordingly, the Company's earnings and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the 1998 average interest rate under these borrowings, it is estimated that the Company's 1998 interest expense would have changed by $22.5 million and that the Company's 1998 net income would have changed by $13.5 million. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

         The Company currently hedges a portion of its outstanding debt with interest rate swap agreements that effectively fix the interest at rates from 4.25% to 10.0% on $1.0 billion of its current borrowings. These agreements expire from May 1999 to January 2001. The fair value of these agreements at December 31, 1998 and settlements of interest during 1998 were not material.

EQUITY PRICE RISK

         The carrying value of the Company's available-for-sale equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at December 31, 1998 by $49.1 million.

FOREIGN CURRENCY

         As a result of the August 6, 1998 acquisition of More Group Plc., ("More Group"), the Company now has operations in 25 countries throughout Europe and Asia. All foreign operations are measured in their local currencies. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company has operations. To mitigate a portion of the exposure to risk of currency fluctuations throughout Europe and Asia to the British pound, the Company has a natural hedge through borrowings in some other currencies. This hedge position is reviewed monthly. The Company maintains no other derivative instruments to mitigate the exposure to translation and/or transaction risk. However, this does not preclude the adoption of specific hedging strategies in the future. Our foreign operations reported a loss of $7.0 million for the six months ended December 31, 1998. It is estimated that a 5% change in the value of the U.S. dollar to the British pound would change net income for the year ended December 31, 1998 by $1.0 million.

         The Company's earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of its investments in Australia, New Zealand and Mexico, all of which are accounted for under the equity method. It is estimated that the result of a 10% fluctuation in the value of the dollar relative to these foreign currencies at December 31, 1998 would change the Company's 1998 net income by $1.3 million. The Company's analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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


Lowry Mays
Chairman/Chief Executive Officer

Herbert W. Hill, Jr.
Senior Vice President/Chief Accounting Officer

REPORT OF ERNST & YOUNG LLP

SHAREHOLDERS AND BOARD OF DIRECTORS
CLEAR CHANNEL COMMUNICATIONS, INC.

We have audited the accompanying consolidated balance sheets of Clear Channel Communications, Inc. and Subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Heftel Broadcasting Corporation, in which the Company has a 29% interest and the Australian Radio Network Pty Ltd, in which the Company has a 50% interest, have been audited by other auditors whose reports have been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for Heftel Broadcasting Corporation for 1998 and 1997 and for the Australian Radio Network Pty Ltd for 1996, it is based solely on their reports.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clear Channel Communications, Inc. and Subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


ERNST & YOUNG LLP

San Antonio, Texas
February 19, 1999

                           CONSOLIDATED BALANCE SHEETS


ASSETS
In thousands of dollars
                                                             December 31,
                                                     ---------------------------
                                                          1998           1997
                                                     ------------   ------------
               CURRENT ASSETS
Cash and cash equivalents                            $     36,498   $     24,657
Income tax receivable                                          --          3,202
Accounts receivable, less allowance of
    $13,508 in 1998 and $9,850 in 1997                    307,372        155,962
Other current assets                                       66,090         26,921
                                                     ------------   ------------
         TOTAL CURRENT ASSETS                             409,960        210,742

               PROPERTY, PLANT
                AND EQUIPMENT
Land, buildings and improvements                          158,089         84,118
Structures and site leases                              1,627,704        487,857
Transmitter and studio equipment                          235,099        215,755
Furniture and other equipment                             101,681         46,584
Construction in progress                                   52,038         39,992
                                                     ------------   ------------
                                                        2,174,611        874,306
Less accumulated depreciation                             258,824        128,022
                                                     ------------   ------------
                                                        1,915,787        746,284
              INTANGIBLE ASSETS
Contracts                                                 393,748         33,727
Licenses and goodwill                                   4,223,432      2,175,944
Other intangible assets                                    89,577         44,485
                                                     ------------   ------------
                                                        4,706,757      2,254,156
Less accumulated amortization                             315,275        141,066
                                                     ------------   ------------
                                                        4,391,482      2,113,090
                    OTHER
Notes receivable                                           53,675         35,373
Investments in, and advances to,
  nonconsolidated affiliates                              324,835        266,691
Other assets                                              109,269         32,198
Other investments                                         334,910         51,259
                                                     ------------   ------------
         TOTAL ASSETS                                $  7,539,918   $  3,455,637
                                                     ============   ============


                 See Notes to Consolidated Financial Statements

LIABILITIES AND SHAREHOLDERS' EQUITY
In thousands of dollars
                                                               December 31,
                                                      ----------------------------
                                                           1998            1997
                                                      ------------    ------------
             CURRENT LIABILITIES
Accounts payable                                      $     60,855    $     11,904
Accrued interest                                            13,168           9,950
Accrued expenses                                           148,318          34,489
Accrued income taxes                                         4,554              --
Current portion of long-term debt                            7,964          13,294
Other current liabilities                                   23,285          17,215
                                                      ------------    ------------
         TOTAL CURRENT LIABILITIES                         258,144          86,852

Long-term debt                                           2,323,643       1,540,421
Deferred income taxes                                      383,564          10,114
Other long-term liabilities                                 75,533          50,679

Minority interest                                           15,605          20,787

            SHAREHOLDERS' EQUITY
Preferred Stock - Class A, par value $1.00
    per share, authorized 2,000,000 shares,
    no shares issued and outstanding                            --              --
Preferred Stock, - Class B, par value $1.00
    per share, authorized 8,000,000 shares,
     no shares issued and outstanding                           --              --
Common Stock, par value $.10 per share,
    authorized 600,000,000  and 150,000,000
    shares, issued and outstanding 263,698,206
    and 98,232,893 shares in 1998 and 1997,
    respectively                                            26,370           9,823
Additional paid-in capital                               4,067,297       1,541,865
Retained earnings                                          223,662         169,631
Other                                                        6,888           2,398
Unrealized gain on investments                             161,185          23,754
Cost of shares (104,278 in 1998 and 38,207
    in 1997) held in treasury                               (1,973)           (687)
                                                      ------------    ------------
         TOTAL SHAREHOLDERS' EQUITY                      4,483,429       1,746,784
                                                      ------------    ------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $  7,539,918    $  3,455,637
                                                      ============    ============


                 See Notes to Consolidated Financial Statements

                       CONSOLIDATED STATEMENTS OF EARNINGS


In thousands of dollars, except per share data
                                                                        Year Ended December 31,
                                                             --------------------------------------------
                                                                  1998            1997            1996
                                                             ------------    ------------    ------------
                   REVENUE
Gross revenue                                                $  1,522,551    $    790,178    $    398,094
Less: agency commissions                                          171,611          93,110          46,355
                                                             ------------    ------------    ------------
Net revenue                                                     1,350,940         697,068         351,739

                   EXPENSE
Operating expenses                                                767,265         394,404         198,332
Depreciation and amortization                                     304,972         114,207          45,790
Corporate expenses                                                 37,825          20,883           8,527
                                                             ------------    ------------    ------------
Operating income                                                  240,878         167,574          99,090

Interest expense                                                  135,766          75,076          30,080
Other income (expense) - net                                       12,810          11,579           2,230
                                                             ------------    ------------    ------------
Income before income taxes                                        117,922         104,077          71,240
Income taxes                                                       72,353          47,116          28,386
                                                             ------------    ------------    ------------
Income before equity in earnings
    (loss) of nonconsolidated affiliates                           45,569          56,961          42,854
Equity in earnings (loss) of
    nonconsolidated affiliates                                      8,462           6,615          (5,158)
                                                             ------------    ------------    ------------
Net income                                                         54,031          63,576          37,696

Other comprehensive income, net of tax:
    Foreign currency translation adjustments                        5,801          (5,064)          1,124
    Unrealized gains on securities:
      Unrealized holding gains arising during period              162,925          23,754              --
      Less:  reclassification adjustment for gains
          included in net income                                  (25,494)             --            (530)
                                                             ------------    ------------    ------------
Comprehensive income                                         $    197,263    $     82,266    $     38,290
                                                             ============    ============    ============
               PER SHARE DATA
Net income per common share:
    Basic                                                    $        .23    $        .36    $        .26
                                                             ============    ============    ============
    Diluted                                                  $        .22    $        .33    $        .25
                                                             ============    ============    ============

                 See Notes to Consolidated Financial Statements

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


In thousands of dollars
                                                                                 Cumulative
                                                    Additional                  Translation   Unrealized
                                        Common       Paid-in     Retained        Adjustment    Gain on     Treasury
                                         Stock       Capital     Earnings         and Other   Investments    Stock         Total
                                        -------     ----------   ---------      -----------   -----------  ---------     ----------
Balances at December 31, 1995           $ 3,459      $91,433     $  68,360        $   102     $     530    $   (171)    $  163,713

Net income for year                                                 37,695                                                  37,695
Exercise of stock options                     5          301                                                                   306
Proceeds from sale of Common
   Stock                                    385      310,738                                                               311,123
Currency translation adjustment                                                     1,124                                    1,124
Reversal of unrealized gains on
    investments, net of tax                                                                        (530)                      (530)
Stock split                               3,850       (3,850)                                                                   --
                                       --------   ----------     ---------        -------     ---------    --------     ----------
Balances at December 31, 1996             7,699      398,622       106,055          1,226            --        (171)       513,431

Net income for year                                                 63,576                                                  63,576
Proceeds from sale of Common
   Stock                                  1,409      790,310                                                               791,719
Common Stock and stock options
   issued for business acquisitions         665      348,023                        6,633                                  355,321
Exercise of stock options                    50        4,910                         (397)                     (516)         4,047
Currency translation adjustment                                                    (5,064)                                  (5,064)
Unrealized gains on investments,
   net of tax                                                                                    23,754                     23,754
                                       --------   ----------     ---------        -------     ---------    --------     ----------
Balances at December 31, 1997             9,823    1,541,865       169,631          2,398        23,754        (687)     1,746,784

Net income for year                                                 54,031                                                  54,031
Proceeds from sale of Common
   Stock                                  2,100    1,279,318                                                             1,281,418
Common Stock issued related to
    Eller put/call agreement                 13        5,820                                                                 5,833
Common Stock and stock options
   issued for business acquisitions       1,929    1,199,928                                                             1,201,857
Exercise of stock options                    89       52,782                       (1,311)                   (1,286)        50,274
Currency translation adjustment                                                     5,801                                    5,801
Unrealized gains on investments,
   net of tax                                                                                   137,431                    137,431
Stock split                              12,416      (12,416)                                                                   --
                                       --------   ----------     ---------        -------     ---------    --------     ----------
Balances at December 31, 1998          $ 26,370   $4,067,297     $ 223,662        $ 6,888     $ 161,185    $ (1,973)    $4,483,429
                                       ========   ==========     =========        =======     =========    ========     ==========


                 See Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


In thousands of dollars
                                                            Year Ended December 31,
                                                  --------------------------------------------
                                                      1998            1997            1996
                                                  ------------    ------------    ------------
               CASH FLOWS FROM
            OPERATING ACTIVITIES:
Net income                                        $     54,031    $     63,576    $     37,696


Reconciling Items:

    Depreciation                                       134,042          51,700          19,337
    Amortization of intangibles                        170,930          62,507          26,453
    Deferred taxes                                      35,329          18,300           5,730
    Amortization of film rights                         17,250          16,735          15,038
    Payments on film liabilities                       (17,524)        (17,289)        (14,627)
    Recognition of deferred income                     (11,371)         (1,460)           (810)
    Loss (gain) on disposal of assets                   13,845          (1,129)            (41)
    Gain on sale of other investments                  (39,221)         (3,819)             --
    Equity in (earnings) loss of non-
        consolidated affiliates                         (4,471)         (2,778)          7,933
    Dividends and other payments from
        nonconsolidated affiliates                          --              --           7,207
    Decrease minority interest                          (1,512)           (617)             --
    Exchange gain                                       (4,688)             --              --

Changes in operating assets and liabilities:
    Increase in accounts receivable                    (47,699)        (20,752)        (10,606)
    Increase in deferred income                             --              --          13,360
    (Decrease) increase in accounts payable             (4,265)         (5,271)          4,489
    (Decrease) increase in accrued interest            (12,309)          3,598           5,764
    Increase (decrease) in accrued expenses
       and other liabilities                            13,928           1,628            (320)
    Decrease in accrued income taxes                   (25,059)           (109)         (8,999)
                                                  ------------    ------------    ------------
Net cash provided by operating activities              271,236         164,820         107,604

                                                            Year Ended December 31,
                                                  --------------------------------------------
                                                      1998            1997            1996
                                                  ------------    ------------    ------------
     CASH FLOWS FROM
   INVESTING ACTIVITIES:
(Increase) decrease in notes receivable, net           (18,302)         17,377         (52,750)
Increase in investments in and advances
    to nonconsolidated affiliates, net                 (91,527)        (38,317)       (163,295)
Purchases of investments                               (44,931)        (25,101)         (3,113)
Proceeds from sale of investments                       56,408           6,333              --
Purchases of property, plant and equipment            (141,938)        (30,956)        (19,723)
Proceeds from disposal of assets                         7,977           2,410              16
Acquisitions of broadcasting assets                   (209,327)       (784,204)       (550,630)
Acquisitions of outdoor assets                      (1,102,668)       (490,345)             --
Increase in other, net                                 (55,566)         (2,990)         (7,269)
                                                  ------------    ------------    ------------
Net cash used in investing activities               (1,599,874)     (1,345,793)       (796,764)

     CASH FLOWS FROM
   FINANCING ACTIVITIES:
Proceeds from long-term debt                         2,835,668       2,013,160         718,575
Payments on long-term debt                          (2,825,744)     (1,614,821)       (326,400)
Payments of current maturities                          (1,137)         (5,176)         (3,134)
Proceeds from exercise of stock options                 50,274           4,047             306
Proceeds from issuance of common stock               1,281,418         791,719         311,123
                                                  ------------    ------------    ------------
Net cash provided by financing activities            1,340,479       1,188,929         700,470
                                                  ------------    ------------    ------------

Net increase in cash and
    cash equivalents                                    11,841           7,956          11,310

Cash and cash equivalents at
    beginning of year                                   24,657          16,701           5,391
                                                  ------------    ------------    ------------
Cash and cash equivalents
    at end of year                                $     36,498    $     24,657    $     16,701
                                                  ============    ============    ============

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
Cash paid during the year for:
    Interest                                      $    130,049    $     71,399    $     24,316
    Income taxes                                        10,856          49,741          35,669


                 See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF
SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its subsidiaries, substantially all of which are wholly-owned. Significant intercompany accounts have been eliminated in consolidation. Investments in nonconsolidated affiliates are accounted for using the equity method of accounting. Certain amounts in prior years have been reclassified to conform to the 1998 presentation.

CASH AND CASH EQUIVALENTS:

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

LAND LEASES AND OTHER STRUCTURE LICENSES:

Most of the Company's outdoor advertising structures are located on leased land. Domestic land rents are typically paid in advance for periods ranging from one to twelve months. International land rents are paid both in advance and in arrears, for periods ranging from one to twelve months. Most international street furniture advertising display faces are licensed through municipalities for up to 20 years. The street furniture licenses often include a percent of revenue to be paid along with a base rent payment. Domestic prepaid land leases are recorded as an asset and expensed ratably over the related rental term. International license and rent payments in arrears are recorded as an accrued liability.

PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment are stated at cost. Depreciation is computed principally by the straight-line method at rates that, in the opinion of management, are adequate to allocate the cost of such assets over their estimated useful lives, which are as follows:

               Buildings - 10 to 30 years
               Structures and site leases - 2 to 20 years
               Transmitter and studio equipment - 7 to 15 years Furniture and other equipment - 2 to 10 years Leasehold improvements - generally life of lease

Expenditures for maintenance and repairs are charged to operations as incurred, whereas expenditures for renewal and betterments are capitalized.

INTANGIBLE ASSETS:

Intangible assets are stated at cost and are being amortized using the straight-line method. Excess cost over the fair value of net assets acquired (goodwill) and certain licenses are amortized generally over 20 to 25 years. Transit and street furniture contracts are amortized over the respective lives of the agreements, typically four to eleven years. Covenants not-to-compete are amortized over the respective lives of the agreements. Network affiliation agreements are amortized over 10 years. Leases are amortized over the remaining lease terms.

The periods of amortization are evaluated annually to determine whether circumstances warrant revision.

LONG-LIVED ASSETS:

Long-lived assets (including related goodwill and other intangible assets) are reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If such impairment is identified, the impairment loss will be measured by comparing the estimated future undiscounted cash flows to the asset's carrying value. To date, no such impairment has been indicated.

OTHER INVESTMENTS:

Other investments are composed primarily of equity securities. These securities are classified as available-for-sale and carried at fair value based on quoted market prices. Securities are carried at historical value when quoted market prices are unavailable. The net unrealized gains or losses on these investments, net of tax, are reported as a separate component of shareholders' equity. The average cost method is used to compute the realized gains and losses on sales of equity securities.

FINANCIAL INSTRUMENTS:

Due to their short maturity or their insignificance, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities, and short-term borrowings approximated their fair values at December 31, 1998 and 1997. The carrying amounts of long-term debt approximated their fair value at the end of 1998 and 1997, except as disclosed in Note D.

INCOME TAXES:

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.

REVENUE RECOGNITION:

Broadcasting revenue is recognized as advertisements or programs are broadcast and is generally billed monthly. Outdoor advertising provides services under the terms of contracts covering periods up to three years, which are generally billed monthly. Revenue for outdoor advertising space rental is recognized ratably over the term of the contract. Revenues from design, production and certain other services are recognized as the services are provided. Payments received in advance of billings are recorded as deferred income.

Revenue from barter transactions is recognized when advertisements are broadcast or outdoor advertising space is utilized. Merchandise or services received are charged to expense when received or used.

INTEREST RATE PROTECTION AGREEMENTS:

Periodically, the Company enters into interest rate swap agreements to modify the interest characteristics of its outstanding debt. Each interest rate swap agreement is designated with all or a portion of the principal balance and term of a specific debt obligation. These agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rate change is accrued and recognized as an adjustment to interest expense related to the debt. The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in these consolidated financial statements

FOREIGN CURRENCY:

Results of operations for foreign subsidiaries and foreign equity investees are translated into U.S. dollars using the average exchange rates during the year. The assets and liabilities of those subsidiaries and investees, other than those of operations in highly inflationary countries, are translated into U.S. dollars using the exchange rates at the balance sheet date. The related translation adjustments are recorded in a separate component of shareholders' equity, "Currency translation adjustment". Foreign currency transaction gains and losses, as well as translation of financial statements of subsidiaries and investees in highly inflationary countries, are included in operations.

STOCK BASED COMPENSATION:

The Company uses the intrinsic value method in accounting for its stock based employee compensation plan.

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS:

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

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 Disclosures about Segments of an Enterprise and Related Information. Statement 131 establishes new rules for reporting information about operating segments; however, the adoption of this statement had no impact on the Company's net income or shareholder's equity. Statement 131 requires the Company to provide descriptive information about its operating segments in addition to specific financial information.

NOTE B - BUSINESS ACQUISITIONS

UNIVERSAL

On April 1, 1998, the Company merged with Universal Outdoor Holdings, Inc. ("Universal"). Pursuant to the terms of the agreement, each share of Universal common stock was exchanged for .67 shares of the Company's common stock or approximately 19.3 million shares. Universal's operations include approximately 34,000 outdoor advertising display faces in 23 major metropolitan markets. In addition, the Company assumed approximately $615.3 million of Universal's long-term debt, $236.0 million of which was refinanced at the closing date using the Company's credit facility. In May 1998, the Company completed a public tender offer for $374.9 million of Universal's 9.75% debentures using the Company's credit facility to fund the offer. This acquisition is being accounted for as a purchase with resulting goodwill of approximately $1.2 billion being amortized over 25 years on a straight-line basis. The results of operations of Universal have been included in the Company's financial statements beginning April 1, 1998.

MORE GROUP

On August 6, 1998, the Company completed the final closing of its tender offer for all of the issued and to be issued shares of More Group Plc., ("More Group"), an outdoor advertising company based in the United Kingdom. More Group's operations included approximately 90,000 outdoor advertising display faces in 22 countries. Through a series of transactions beginning in May 1998, the Company purchased all issued share capital of More Group for (pound)11.10 per share, totaling approximately $765.5 million. In addition, the Company assumed approximately $137.7 million in long-term debt from More Group. The Company has accounted for this acquisition as a purchase, which resulted in approximately $693.7 million additional goodwill being amortized over 25 years on a straight-line basis. Majority control of More Group was reached on June 25, 1998. The Company consolidated the assets and liabilities of More Group as of June 30, 1998 and began consolidating the results of operations on July 1, 1998.

JACOR

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

         Average Closing Price of the Company's Common Stock            Conversion Ratio
         ---------------------------------------------------            ----------------
         Less than or equal to $42.86                                       1.40
         Above $42.86 but less than or equal to $44.44                      1.40 to 1.35
         Above $44.44 but less than $50.00                                  1.35

If the average closing price is $50.00 or more, the conversion ratio will be calculated as the quotient obtained by dividing (a) $67.50 plus the product of $.675 and the amount by which the average closing price exceeds $50.00, by (b) the average closing price. If the average closing price of the Company's common stock for any 25 consecutive trading day period commencing after October 8, 1998, is less than or equal to $37.50, the merger agreement may be terminated by Jacor upon notice to the Company. At December 31, 1998 Jacor had 51,184,217 shares outstanding. Consummation of the merger is subject to certain closing conditions and regulatory approvals, including, but not limited to, stockholder approvals and receipt of approvals from the Federal Communications Commission and the federal antitrust authorities. Consummation of this merger is expected before September 30, 1999. The Company intends to account for this merger as a purchase.

OTHER

Also during 1998, the Company acquired substantially all of the assets of 38 radio stations and one radio network in 14 domestic markets, two radio stations in one international market, 5,922 outdoor display faces in 54 domestic markets and 21,015 outdoor display faces in one international market.

The following is a summary of the assets acquired and the consideration given for the above stated acquisitions:


In thousands of dollars
                                       1998            1997            1996
                                   ------------    ------------    ------------
Property, plant and
  equipment                        $  1,185,813    $    629,207    $     47,579
Accounts receivable                     103,711          56,028          15,656
Equity investments                       15,262              --              --
Licenses, goodwill and
  other assets                        2,505,259       1,460,505         488,251
                                   ------------    ------------    ------------
Total assets acquired                 3,810,045       2,145,740         551,486
Less:
Long term debt assumed                 (753,065)             --              --
Other liabilities assumed              (540,966)       (507,456)           (856)
Minority interest                        (2,162)        (15,047)             --
Common Stock issued                  (1,201,857)       (348,688)             --
                                   ------------    ------------    ------------
Cash paid for acquisitions         $  1,311,995    $  1,274,549    $    550,630
                                   ============    ============    ============

The results of operations for 1998, 1997, and 1996 include the operations of each station, for which the Company purchased the license, as well as all other businesses acquired, from the respective date of acquisition. Unaudited pro forma consolidated results of operations, assuming each of the acquisitions had occurred at January 1, 1996, would have been as follows:

                                                     Pro Forma (Unaudited)
                                                    Year Ended December 31,
                                          In thousands of dollars, except per share data

                                               1998           1997            1996
                                           ------------   ------------    ------------
Net revenue                                $  1,550,906   $  1,273,983    $    979,757
Net income (loss)                          $      8,949   $    (36,624)   $   (146,094)
Net income (loss) per common share:
     Basic                                 $        .04   $       (.17)   $       (.73)
     Diluted                               $        .04   $       (.18)   $       (.73)

The pro forma information above is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had the acquisitions of Radio Equity Partners, US Radio, Inc., Eller Media Company ("Eller"), Paxson Radio ("Paxson"), Universal and More Group occurred at the beginning of 1996, nor is it indicative of future results of operations. The Company made other acquisitions during 1998, 1997 and 1996, the effects of which, individually and in aggregate, were not material to the Company's consolidated financial position or results of operations.

NOTE C - INVESTMENTS

AUSTRALIAN RADIO NETWORK

In May 1995, the Company purchased a fifty percent (50%) interest in Australian Radio Network ("ARN"), an Australian company that owns and operates radio stations, a narrowcast radio broadcast service and a radio representation company in Australia.

HEFTEL BROADCASTING CORPORATION

In May 1995, the Company purchased 21.4% of the outstanding common stock of Heftel Broadcasting Corporation ("Heftel"), a Spanish-language radio broadcaster in the United States. In August 1996, the Company purchased an additional 41.8% of the outstanding common stock of Heftel. In early January 1997, the Company purchased certain interest from the Tichenor family, which was subsequently exchanged for Heftel common stock at the time of Heftel's merger with Tichenor Media System, Inc. ("Tichenor"), another Spanish-language radio broadcaster with stations in major Hispanic markets in the United States. In February of 1997, the Company sold 350,000 shares of its Heftel common stock as a selling shareholder in a secondary stock offering in which Heftel issued an additional
4.8 million shares of common stock. The Company recognized a gain of approximately $6.2 million as a result of this transaction. Also, Heftel issued
5.6 million shares of its common stock in connection with its merger with Tichenor and another 5.1 million shares of its common stock in January of 1998. After the above-described transactions, the Company's interest in Heftel was 29% of the total number of shares of Heftel's common stock outstanding at December 31, 1998.

GRUPO ACIR COMUNICACIONES

In April 1998 the Company purchased a forty percent (40%) interest in Grupo Acir Comunicaciones ("Acir"), a Mexican radio broadcasting company. Acir owns and operates 157 radio stations throughout Mexico.

WHITE HORSE

In April 1998 the Company purchased a fifty percent (50%) interest in Hainan White Horse Advertising Media Investment Co. Ltd. ("White Horse"), a Chinese company that operates street furniture displays throughout China.

AMERICAN TOWER CORPORATION

In July 1997 the Company purchased a thirty percent (30%) interest in American Tower Corporation ("ATC"), the leading independent domestic owner and operator of wireless communications towers. In June of 1998, American Tower Corporation merged with American Tower Systems, Inc., the result of which diluted the Company's investment from 30% to 8%. Accordingly, the Company has accounted for this investment under the cost method since June 1998. This is included with All Others in the table below.

SUMMARIZED FINANCIAL INFORMATION:

The following table summarizes the Company's investments in these nonconsolidated affiliates.


In thousands of dollars
                                                                                            White          All
                                                   ARN          Heftel         Acir         Horse         Others         Total
                                                ----------    ----------    ----------    ----------    ----------    ----------
At December 31, 1997                            $   80,609    $  129,848            --            --    $   56,234    $  266,691
Acquisition of new investments                          --            --    $   57,748    $   25,331            --        83,079
Assumed in acquisitions                                 --            --            --            --        15,262        15,262
Transfer of ATC to cost method                          --            --            --            --       (32,537)      (32,537)
Additional investment, net                          (4,125)           --            --         9,200         3,373         8,448
Equity in net earnings (loss)                        2,629         7,401          (356)          765        (2,017)        8,422
Amortization of excess cost                             --          (202)       (1,422)         (121)         (148)       (1,893)
Foreign currency transaction
    adjustment                                        (440)           --        (1,618)           --            --        (2,058)
Foreign currency translation
    adjustment                                     (16,726)           --            --            18        (3,871)      (20,579)
                                                              ----------    ----------    ----------    ----------    ----------
At December 31, 1998                            $   61,947    $  137,047    $   54,352    $   35,193    $   36,296    $  324,835
                                                ==========    ==========    ==========    ==========    ==========    ==========

These investments are not consolidated, but are accounted for under the equity method of accounting, whereby the Company records its investments in these entities in the balance sheet as "Investments in, and advances to, nonconsolidated affiliates." The Company's interests in their operations are recorded in the statement of earnings as "Equity in earnings (loss) of nonconsolidated affiliates." Other income derived from transactions with nonconsolidated affiliates consists of interest and management fees which aggregated $5.8 million in 1998, $6.4 million in 1997 and $4.5 million in 1996, less applicable income taxes of $1.8 million in 1998, $2.5 million in 1997 and $1.7 million in 1996 and are recorded in the Consolidated Statement of Earnings as "Equity in earnings (loss) of nonconsolidated affiliates." Undistributed earnings (loss) included in Retained Earnings for these investments was $4.5 million, $2.1 million and $(2.2) million for December 31, 1998, 1997 and 1996, respectively.

The following table presents summarized financial information for Heftel:

Balance sheet information at December 31, 1998:

In thousands of dollars
Current assets                                   $   45,059
Noncurrent assets                                   699,385
Current liabilities                                  27,891
Noncurrent liabilities                               93,932
Shareholders' equity                                622,621

Income statement information for year ended December 31, 1998:

Net revenues                                      $ 164,122
Operating expenses                                   95,784
Net income                                           26,884

NOTES RECEIVABLE:

During 1998 and 1997, the Company provided approximately $53.7 million and $35.4 million respectively, in financing to third parties. The financing was used to affect the acquisition of radio broadcasting operations. The 1997 balance of $35.4 million was relieved as consideration for nine FCC licenses acquired during 1998.

OTHER INVESTMENTS:

Other investments at December 31, 1998 and 1997 include marketable equity securities recorded at market value of $332.2 million and $62.2 million (cost basis of $84.2 million and $23.9 million), respectively. During 1998 and 1997, realized gains of $39.2 million and $3.8 million were recorded in "Other income (expense) - net." At December 31, 1998 and 1997, unrealized gains, net of tax, of $161.2 million and $23.8 million, respectively, were recorded as a separate component of shareholders' equity.


NOTE D - LONG-TERM DEBT

Long-term debt at December 31, 1998 and 1997 consisted of the following:
In thousands of dollars

                                                                                                December 31,
                                                                                        ---------------------------
                                                                                            1998           1997
                                                                                        ------------   ------------
Debentures, 7.25%, interest payable semiannually on April 15 and October 15, beginning April 15, 1998, principal to be paid
in full on October 15, 2027. (1)                                                        $    300,000   $    300,000

Convertible notes, 2.625%, interest payable semiannually on April 1 and October
1, beginning October 1, 1998, principal to be paid in full
on April 1, 2003. (2)                                                                        575,000             --

Senior Notes, 6.250%, interest payable semiannually on June 15 and December 15, beginning December 15, 1998, principal to be paid in
full on June 15, 2008. (3)                                                                   125,000             --

Senior Debentures, 6.875%, interest payable semiannually on June 15 and December
15, beginning December 15, 1998, principal to be paid
in full on June 15, 2018. (4)                                                                175,000             --

Revolving long-term line of credit facility payable to banks, three years interest only through September 2000, payable quarterly, rate based upon prime,
LIBOR or Fed funds rate, at the Company's discretion, principal to be paid in full by June 2005, $992.5 million remains undrawn, secured by 100%
of the Common Stock of the Company's wholly owned subsidiaries. (5)                        1,007,500      1,215,221

Other long-term debt                                                                         149,107         38,494
                                                                                        ------------   ------------
                                                                                           2,331,607      1,553,715
Less: current portion                                                                          7,964         13,294
                                                                                        ------------   ------------
Total long-term debt                                                                    $  2,323,643   $  1,540,421
                                                                                        ============   ============

(1) Proceeds from issuance of debentures totaled $294.3 million, net of fees and initial offering discount of $5.7 million. The fees and initial offering discount are being amortized as interest expense over 30 years.

(2) Proceeds from issuance of convertible notes totaled $566.5 million, net of fees and initial offering discount of $8.5 million. The fees and initial offering discount are being amortized as interest expense over three and five years, respectively. The notes are convertible into the Company's common stock at any time following the date of original issuance, unless previously redeemed, at a conversion price of $61.95 per share, subject to adjustment in certain events. The Company has reserved 9,281,679 of its common stock for the conversion of these notes. The notes are redeemable, in whole or in part, at the option of the Company at any time on or after April 1, 2001 and until March 31, 2002 at 101.050%; on or after April 1, 2002 and until March 31, 2003 at 100.525%; and on or after April 1, 2003 at 100%, plus accrued interest.

(3) Proceeds from issuance of notes totaled $124.1 million, net of fees and initial offering discount of $0.9 million. The fees and initial offering discount are being amortized as interest expense over 10 years.

(4) Proceeds from issuance of debentures totaled $171.9 million, net of fees and initial offering discount of $3.1 million. The fees and initial offering discount are being amortized as interest expense over 20 years.

(5) This facility converts into a reducing revolving line of credit on the last business day of September 2000, with quarterly repayment of the principal to begin on that date and continue quarterly through the last business day of June 2005, when the commitment must be paid in full. Of the $992.5 million undrawn, $16.9 million is unavailable due to letters of credit. This leaves $975.6 million available at December 31, 1998 for future borrowings under the credit facility.

The Company's current line of credit agreement with banks contains certain covenants that substantially restrict, among other matters, the payment of cash dividends and the pledging of assets.

Future maturities of long-term debt at December 31, 1998 are as follows:

In thousands of dollars
     1999                                $      7,964
     2000                                       1,609
     2001                                      23,104
     2002                                      31,775
     2003                                     847,395
     Thereafter                             1,419,760
                                         ------------
                                         $  2,331,607
                                         ============

The Company currently hedges a portion of its outstanding debt with interest rate swap agreements that effectively fix the interest at rates from 4.25% to 10.0% on $1.0 billion of its current borrowings. These agreements expire from May 1999 to January 2001. The fair value of these agreements at December 31, 1998 and settlements of interest during 1998 were not material.

NOTE E - COMMITMENTS

The Company leases office space, certain broadcasting facilities, equipment and the majority of the land occupied by its outdoor advertising structures under long-term operating leases. Some of the lease agreements contain renewal options and annual rental escalation clauses (generally tied to the consumer price index or a maximum of 5%), as well as provisions for the payment of utilities and maintenance by the Company. As of December 31, 1998, the Company's future minimum rental commitments, under noncancelable lease agreements with terms in excess of one year, consist of the following:

In thousands of dollars
     1999                                  $  136,586
     2000                                     110,500
     2001                                      86,218
     2002                                      68,677
     2003                                      57,707
     Thereafter                               450,010
                                           ----------
                                           $  909,698
                                           ==========

Rent expense charged to operations for 1998, 1997 and 1996 was $200.6 million, $76.5 million and $5.3 million, respectively.

NOTE F - CONTINGENCIES

From time to time, claims are made and lawsuits are filed against the Company, arising out of the ordinary business of the Company. In the opinion of the Company's management, liabilities, if any, arising from these actions are either covered by insurance or adequate reserves, or would not have a material adverse effect on the financial condition of the Company.

In various areas in which the Company operates, outdoor advertising is the object of restrictive and, in some cases, prohibitive zoning and other regulatory provisions, either enacted or proposed. The impact to the Company of loss of displays due to governmental action has been somewhat mitigated by federal and state laws mandating compensation for such loss and constitutional restraints.

NOTE G - INCOME TAXES

Significant components of the provision for income taxes are as follows:

In thousands of dollars
                         1998            1997           1996
                    ------------    ------------   ------------
Current - federal   $     36,084    $     28,321   $     22,214
Deferred                  35,329          18,299          5,730
State                      3,156           3,012          2,159
Foreign                     (373)             --             --
                    ------------    ------------   ------------
Total               $     74,196    $     49,632   $     30,103
                    ============    ============   ============

Included in current-federal is $1.8 million, $2.5 million and $1.7 million for 1998, 1997 and 1996, respectively, related to taxes on other income from nonconsolidated affiliates, which has been included as a reduction in equity in earnings (loss) of nonconsolidated affiliates. The remaining $72.4 million, $47.1 million and $28.4 million for 1998, 1997 and 1996, respectively, have been reflected as income tax expense.

Significant components of the Company's deferred tax liabilities and assets as of December 31, 1998 and 1997 are as follows:

In thousands of dollars
                                                1998           1997
                                           ------------   ------------
Deferred tax liabilities:
Fixed assets                               $    227,432   $     23,649
Intangibles                                      41,493         14,323
Unrealized gain in marketable securities         86,792             --
Foreign                                          94,366             --
Other                                             1,473            752
                                           ------------   ------------
Total deferred tax liabilities                  451,556         38,724

Deferred tax assets:
Deferred income                                   3,355          6,291
Operating loss carryforwards                     67,155         11,087
Accrued expenses                                 13,165          8,603
Bad debt reserves                                 3,160          1,903
Other                                               994            726
                                           ------------   ------------
Total gross deferred tax assets                  87,829         28,610
Valuation allowance                              19,837             --
                                           ------------   ------------
Total deferred tax assets                        67,992         28,610
                                           ------------   ------------
Net deferred tax liabilities               $    383,564   $     10,114
                                           ============   ============

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

In thousands of dollars
                                    1998                         1997                        1996
                           ------------------------    ------------------------    ------------------------
                             Amount       Percent        Amount        Percent       Amount       Percent
                           ----------    ----------    ----------    ----------    ----------    ----------
Income tax expense
  at statutory rates       $   44,880            35%   $   38,772            35%   $   26,651            35%
State income taxes, net
  of federal tax benefit        5,108             4%        1,958             2%        1,403             2%
Amortization of goodwill       21,365            17%        7,093             6%        1,493             2%
Other, net                      2,843             2%        1,809             2%          556             1%
                           ----------    ----------    ----------    ----------    ----------    ----------
                           $   74,196            58%   $   49,632            45%   $   30,103            40%
                           ==========    ==========    ==========    ==========    ==========    ==========

The Company has certain net operating loss carryforwards amounting to $181.6 million, which expire in the year 2013. Approximately $125.9 million in operating loss carryforwards was generated by certain acquired companies prior to their acquisition by the Company. During the current year, the Company did not utilize any net operating loss carryforwards.

The Company established a valuation allowance against its operating loss carryforwards generated by certain companies acquired during 1998 following an assessment of the likelihood of realizing such amounts. The amount of the valuation allowance was based on past operating history as well as statutory restrictions on the use of operating losses from acquisitions, tax planning strategies and its expectation of the level and timing of future taxable income. There was no change in the valuation allowance during the current year.

NOTE H - CAPITAL STOCK

STOCK SPLITS AND DIVIDENDS:

In May 1998 and October 1996, the Board of Directors authorized two-for-one stock splits distributed on July 28, 1998 and December 2, 1996, respectively, to stockholders of record on July 21, 1998 and November 13, 1996, respectively.

A total of 124.2 million and 38.5 million shares, respectively, were issued in connection with the 1998 and 1996 stock splits. All share, per share, stock price and stock option amounts shown in the financial statements (except the Consolidated Statement of Changes in Shareholders' Equity) and related footnotes have been restated to reflect the stock split.

ELLER PUT/CALL AGREEMENT:

The Company granted to the former Eller stockholders certain demand and piggyback registration rights relating to the shares of common stock received by them. The holders of the approximately 7% of the outstanding capital stock of Eller, not purchased by the Company in April 1997, have the right to put such stock to the Company for approximately 2.2 million shares of the Company's common stock until April

10, 2002. From and after April 10, 2004, the Company will have the right to call this minority interest stake in Eller for 1.9 million shares of the Company's common stock. During 1998, the former Eller stockholders exercised their put right and received 260,000 shares of the Company's common stock.


RECONCILIATION OF EARNINGS PER SHARE:

In thousands of dollars, except per share data

                                                   1998          1997          1996
                                                ----------    ----------    ----------
NUMERATOR:
  Net income                                    $   54,031    $   63,576    $   37,696

  Effect of dilutive securities:
    Eller put/call option agreement                 (4,299)       (2,577)           --
    Convertible debt                                 7,358            --            --
                                                ----------    ----------    ----------
                                                     3,059        (2,577)           --

Numerator for net income per
  common share - diluted                        $   57,090    $   60,999    $   37,696
                                                ==========    ==========    ==========

DENOMINATOR:
  Weighted average common shares                   236,060       176,960       146,844

  Effect of dilutive securities:
    Employee stock options                           4,098         4,440         2,416
    Eller put/call option agreement                  1,972         1,630            --
    Convertible debt                                 6,993            --            --
                                                ----------    ----------    ----------
                                                    13,063         6,070         2,416

Denominator for net income
  per common share - diluted                       249,123       183,030       149,260
                                                ==========    ==========    ==========

Net income per common share:
  Basic                                         $      .23    $      .36    $      .26
                                                ==========    ==========    ==========

  Diluted                                       $      .22    $      .33    $      .25
                                                ==========    ==========    ==========


STOCK OPTIONS

The Company has granted options to purchase its common stock to employees and directors of the

Company and its affiliates under various stock option plans at no less than the fair market value of the underlying stock on the date of grant. These options are granted for a term not exceeding ten years and are forfeited in the event the employee or director terminates his or her employment or relationship with the Company or one of its affiliates. All option plans contain antidilutive provisions that require the adjustment of the number of shares of the Company common stock represented by each option for any stock splits or dividends.

The following table presents a summary of the Company's stock options outstanding at, and stock option activity during the years ended December 31, 1998, 1997 and 1996.

In thousands, except per share data                                                 Weighted
                                                                                    Average
                                                                                 Exercise Price
                                                                    Options (1)    Per Share
                                                                    ----------   --------------
Options outstanding at January 1, 1996                                   3,056    $     3.00
Options granted                                                            466         14.00
Options exercised                                                         (214)         2.00
Options forfeited                                                          (32)        17.00
                                                                    ----------
Options outstanding at December 31, 1996                                 3,276          5.00
                                                                    ==========
Weighted average fair value of options granted during 1996                              6.00

Options outstanding at January 1, 1997                                   3,276          5.00
Options granted in acquisitions                                          2,936          7.00
Options granted                                                            692         22.00
Options exercised                                                         (990)         3.00
Options forfeited                                                          (56)        17.00
                                                                    ----------
Options outstanding at December 31, 1997                                 5,858          8.00
                                                                    ==========
Weighted average fair value of options granted during 1997                             18.00

Options outstanding at January 1, 1998                                   5,858          8.00
Options granted in acquisitions                                            215         25.00
Options granted                                                          1,401         44.00
Options exercised                                                       (1,339)         5.00
Options forfeited                                                         (128)        43.00
                                                                    ----------
Options outstanding at December 31, 1998 (2)                             6,007         17.00
                                                                    ==========
Weighted average fair value of options granted during 1998                             21.00

(1)  Adjusted to reflect two-for-one stock split paid on July 1998.

(2) Vesting dates range from February 1997 to December 2003, and expiration dates range from February 1999 to December 2005 at exercise prices ranging from $4.0375 to $60.00. There were 9.9 million shares available for future grants under the various option plans at December 31, 1998.

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996: risk-free interest rates of 5.0%, 6.0% and 6.0% for 1998, 1997 and 1996, respectively; a dividend yield of 0%; the volatility factors of the expected market price of the Company's common stock used was 36%, 31% and 34% for 1998, 1997 and 1996, respectively; and the weighted-average expected life of the option was six, five and six years for 1998, 1997 and 1996, respectively.

Pro forma net income and earnings per share, assuming that the Company had accounted for its employee stock options using the fair value method and amortized such to expense over the options' vesting period is as follows:

                                 1998         1997         1996
                              ----------   ----------   ----------
Net Income (in thousands)
  As reported                 $   54,031   $   63,576   $   37,696
  Pro forma                   $   47,982   $   61,739   $   37,498

Net income per common share
  Basic
    As reported               $      .23   $      .36   $      .26
    Pro forma                 $      .20   $      .35   $      .26

  Diluted
    As reported               $      .22   $      .33   $      .25
    Pro forma                 $      .20   $      .33   $      .25

In February 1991, CCTV, a wholly owned subsidiary of the Company, adopted the 1991 Non-Qualified Stock Option Plan which authorized the granting of options to purchase 50,000 shares of CCTV Common Stock. In February 1993, CCTV elected to discontinue the granting of options under this plan. In 1998, the Company offered to repurchase the outstanding options. Options were valued at $7.1 million by an outside consulting firm and recorded in "Other income (expense) net" as compensation expense in 1998. Option holders were paid in January 1999.

At December 31, 1998, common shares reserved for future issuance under the Company's various stock option plans aggregated 16.1 million shares including
6.0 million options currently granted..

COMMON STOCK RESERVED FOR FUTURE ISSUANCE

Common stock is reserved for future issuances of, approximately 16.1 million shares for issuance upon the various stock option plans to purchase the Company's common stock, 9.3 million shares for issuance upon conversion of the Company's 2?% Senior Convertible Notes, 1.9 million for issuance upon the put of the minority interest stake in Eller and approximately 64 million shares are reserved for issuance upon consummation of pending mergers.

NOTE I - EMPLOYEE BENEFIT PLANS

The Company has various 401(K) savings and other plans for the purpose of providing retirement benefits for substantially all employees. Both the employees and the Company make contributions to the plan. The Company matches a portion of an employee's contribution. Company matched contributions vest to the employees based upon their years of service to the Company. Contributions to these plans of $3.8 million, $1.2 million and $.7 million were charged to expense for 1998, 1997 and 1996, respectively.


NOTE J - SUPPLEMENTAL INFORMATION

In thousands of dollars
                                                                             For the year ended December 31,
                                                                        --------------------------------------
                                                                           1998          1997          1996
                                                                        ----------    ----------    ----------
Other Income (Expense) - net:
  Realized gains on sale of marketable securities                       $   39,221    $   10,019            --
  Gain (loss) on disposal of fixed assets                                  (13,845)        1,129            41
  Minority interest                                                           (327)         (848)           --
  Interest income from notes receivable                                      2,635            --    $    1,779
  Compensation expense relating to subsidiary options                       (8,791)           --            --
  IRS and legal settlements                                                 (7,400)           --            --
  Other                                                                      1,317         1,279           410
                                                                        ----------    ----------    ----------
          Total Other Income (Expense) - net                            $   12,810    $   11,579    $    2,230
                                                                        ==========    ==========    ==========

Income tax expense (benefit) on items of other comprehensive income:
    Foreign currency translation adjustments                            $    3,124    $   (2,727)   $      605
    Unrealized gains on securities:
      Unrealized holding gains arising during period                    $   87,729    $   12,791            --
      Less:  reclassification adjustments for gains
        included in net income                                          $  (13,727)           --    $     (285)

                                                                            As of December 31,
                                                                         -----------------------
                                                                            1998         1997
                                                                         ----------   ----------
Other Current Assets:
  Current film rights                                                    $   14,468   $   14,826
  Inventory                                                                   9,937           --
  Prepaid Leases                                                             25,196        7,031
  Prepaid expenses                                                            8,839        3,586
  Other                                                                       7,650        1,478
                                                                         ----------   ----------
             Total Other Current Assets                                  $   66,090   $   26,921
                                                                         ==========   ==========

                                                          As of December 31,
                                                     ---------------------------
                                                         1998           1997
                                                     ------------   ------------
Other Non-Current Assets:
  Film Rights, net of accumulated amortization       $     10,887   $     14,171
  Deposits for acquisitions                                64,136          9,131
  Prepaid lease payments                                    4,850          6,411
  Other                                                    29,396          2,485
                                                     ------------   ------------
            Total Other Non-Current Assets           $    109,269   $     32,198
                                                     ============   ============

Other Current Liabilities:
  Deferred income - current                          $      7,628   $      1,340
  Current portion of film rights liability                 15,657         15,875
                                                     ------------   ------------
          Total Other Current Liabilities            $     23,285   $     17,215
                                                     ============   ============

Other Long-Term Liabilities:
  Acquisition accrual                                $     32,865   $      8,398
  Outdoor advertising structure takedown accrual            6,234          7,355
  Accrued property taxes                                    3,909          3,912
  Accrued insurance                                         2,578          3,401
  Deferred income - long term                              11,793         10,019
  Long term portion of film rights liability               11,858         15,551
  Other                                                     6,296          2,043
                                                     ------------   ------------
          Total Other Long-Term Liabilities          $     75,533   $     50,679
                                                     ============   ============

NOTE K - SEGMENT DATA

The Company is managed based on two principal business segments -- broadcasting and outdoor advertising. At December 31, 1998, the broadcasting segment included 195 radio stations and 11 television stations for which the Company is the licensee and 11 radio stations and 7 television stations operated under lease management or time brokerage agreements. Of these stations, 222 operate in 47 domestic markets and two stations operate in one international market. The broadcasting segment also operates 8 radio networks.

At December 31, 1998, the outdoor segment owned 296,791 advertising display faces and operated 5,783 displays under lease management agreements. Of these 302,574 display faces, 89,008 are in 31 domestic markets and the remaining 213,566 displays are in 14 international markets.

Substantially all revenues represent income from unaffiliated companies.

In thousands of dollars
                                           1998           1997           1996
                                      ------------   ------------   ------------
Net revenue
   Broadcasting                       $    648,877   $    489,633   $    351,739
   Outdoor                                 702,063        207,435             --
                                      ------------   ------------   ------------
Consolidated                          $  1,350,940   $    697,068   $    351,739

Operating expenses
   Broadcasting                       $    373,452   $    286,314   $    198,332
   Outdoor                                 393,813        108,090             --
                                      ------------   ------------   ------------
Consolidated                          $    767,265   $    394,404   $    198,332

Depreciation
   Broadcasting                       $     36,581   $     24,815   $     19,337
   Outdoor                                  97,461         26,885             --
                                      ------------   ------------   ------------
Consolidated                          $    134,042   $     51,700   $     19,337

Amortization of intangibles
   Broadcasting                       $     70,762   $     41,568   $     26,453
   Outdoor                                 100,168         20,939             --
                                      ------------   ------------   ------------
Consolidated                          $    170,930   $     62,507   $     26,453

Operating income
   Broadcasting                       $    148,571   $    122,971   $     99,090
   Outdoor                                  92,307         44,603             --
                                      ------------   ------------   ------------
Consolidated                          $    240,878   $    167,574   $     99,090

Total identifiable assets
   Broadcasting                       $  2,652,428   $  2,151,601   $  1,324,711
   Outdoor                               4,887,490      1,304,036             --
                                      ------------   ------------   ------------
Consolidated                          $  7,539,918   $  3,455,637   $  1,324,711

Capital expenditures
   Broadcasting                       $     46,814   $     15,924   $     19,723
   Outdoor                                  95,124         15,032             --
                                      ------------   ------------   ------------
Consolidated                          $    141,938   $     30,956   $     19,723

Net revenue of $175,132 and identifiable assets of $1,245,132 derived from the Company's foreign operations are included in the data above.

NOTE L - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
In thousands of dollars, except per share data

                                      March 31,               June 30,              September 30,            December 31,
                               ----------------------  ----------------------   ----------------------  -----------------------
                                  1998        1997        1998        1997         1998        1997        1998         1997
                               ----------  ----------  ----------  ----------   ----------  ----------  ----------   ----------
Gross revenue                  $  229,849  $  110,831  $  360,961  $  212,200   $  434,597  $  209,050  $  497,144   $  258,097
                               ==========  ==========  ==========  ==========   ==========  ==========  ==========   ==========

Net revenue                       203,642      98,289     320,028     186,779      385,885     184,108     441,385      227,892
Operating expenses                123,774      63,055     165,568     103,678      228,220      99,809     249,703      127,862
Depreciation and amortization      43,011      15,946      70,428      32,724       87,982      31,546     103,551       33,991
Corporate expenses                  5,909       2,854       7,870       5,017       11,960       5,828      12,086        7,184
                               ----------  ----------  ----------  ----------   ----------  ----------  ----------   ----------
Operating income                   30,948      16,434      76,162      45,360       57,723      46,925      76,045       58,855
Interest expense                   25,701      11,046      28,032      21,268       40,822      19,490      41,211       23,272
Other income (expenses)             2,795       6,259       7,403      (1,060)       3,218       2,442        (606)       3,938
                               ----------  ----------  ----------  ----------   ----------  ----------  ----------   ----------
Income before income taxes          8,042      11,647      55,533      23,032       20,119      29,877      34,228       39,521
Income taxes                        4,259       4,962      32,360      12,345       12,147      14,335      23,587       15,474
                               ----------  ----------  ----------  ----------   ----------  ----------  ----------   ----------
Income before equity in
  earnings (loss) of non-
  consolidated affiliates           3,783       6,685      23,173      10,687        7,972      15,542      10,641       24,047
Equity in earnings (loss) of
  nonconsolidated affiliates        1,796         914       4,736       4,407        3,530       3,067      (1,600)      (1,773)
                               ----------  ----------  ----------  ----------   ----------  ----------  ----------   ----------
Net income                     $    5,579  $    7,599  $   27,909  $   15,094   $   11,502  $   18,609  $    9,041   $   22,274
                               ==========  ==========  ==========  ==========   ==========  ==========  ==========   ==========
Net income per common
  share: (1)
      Basic                    $      .03  $      .05  $      .11  $      .09   $      .05  $      .11  $      .04   $      .12
                               ==========  ==========  ==========  ==========   ==========  ==========  ==========   ==========
      Diluted                  $      .02  $      .05  $      .11  $      .08   $      .05  $      .10  $      .04   $      .11
                               ==========  ==========  ==========  ==========   ==========  ==========  ==========   ==========

Stock price: (1)
  High                         $  50.0315  $  24.8125  $  54.5625  $  31.6875   $  61.7500  $  34.3750  $  54.5000   $  39.7188
  Low                             36.7190     17.1250     44.0625     21.3750      40.3750     29.3125     36.1250      30.0000

(1) Adjusted for two-for-one stock split declared by Board of Directors in May 1998.

The Company's Common Stock is traded on the New York Stock Exchange under the symbol CCU.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         We believe that one of our most important assets is our experienced management team. With respect to our operations, general managers are responsible for the day-to-day operation of their respective broadcasting stations or outdoor branch locations. We believe that the autonomy of our general managers enables us to attract top quality managers capable of implementing our aggressive marketing strategy and reacting to competition in the local markets. Most general managers have options to purchase our common stock. As an additional incentive, a portion of each manager's compensation is related to the performance of the profit centers for which he or she is responsible. In an effort to monitor expenses, corporate management routinely reviews staffing levels and operating costs. Combined with the centralized accounting functions, this monitoring enables us to control expenses effectively. Corporate management also advises local general managers on broad policy matters and is responsible for long-range planning, allocating resources, and financial reporting and controls.

         The information required by this item with respect to the directors and nominees for election to our Board of Directors is incorporated by reference to the information set forth under the caption "Election of Directors" and "Compliance With Section 16(A) of the Exchange Act," in our Definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days of our year end.

         The following information is submitted with respect to our executive officers as of December 31, 1998.

                                  Age on
                               December 31,                                                               Officer
Name                               1998                Position                                            Since
L. Lowry Mays                       63      Chairman/Chief Executive Officer                               1972
Mark P. Mays                        35      President/ Chief Operating Officer                             1989
Randall T. Mays                     33      Executive Vice President/Chief Financial Officer               1993
Herbert W. Hill, Jr.                39      Senior Vice President/Chief Accounting Officer                 1989
Kenneth E. Wyker                    37      Senior Vice President/Legal Affairs                            1993
Mark Hubbard                        49      Senior Vice President/Corporate Development                    1998
S. Houston Lane IV                  26      Vice President/Finance                                         1997
Karl Eller                          70      Chief Executive Officer - Eller Media                          1997
Scott Eller                         42      President - Eller Media                                        1997

         The officers named above serve until the next Board of Directors meeting immediately following the Annual Meeting of Shareholders.

         Mr. L. Mays is our founder and was our President and Chief Executive Officer from 1972 to February 1997. Since that time, Mr. L. Mays has served as our Chairman and Chief Executive Officer. He has been one of our directors since our inception. Mr. L. Mays is the father of Mark P. Mays and Randall T. Mays, who serve as our President/Chief Operating Officer and our Executive Vice President/Chief Financial Officer, respectively.

         Mr. M. Mays was our Senior Vice President of Operations from February 1993 until his appointment as our President/Chief Operating Officer in February 1997. He has been one of our directors since May 1998. Mr. M. Mays is the son of L Lowry Mays, our Chairman/Chief Executive Officer and the brother of Randall T. Mays, our Executive Vice President/Chief Financial Officer.

         Mr. R. Mays was appointed Executive Vice President/Chief Financial Officer in February 1997. Prior thereto, he was our Vice President/Treasurer since he joined us in January 1993. Mr. R. Mays is the son of L Lowry Mays, our Chairman/Chief Executive Officer and the brother of Mark P. Mays, our President/Chief Operating Officer.

         Mr. Hill was appointed Senior Vice President/Chief Accounting Officer in February 1997. Prior thereto, he was our Vice President/Controller since January 1989.

         Mr. Wyker was appointed Senior Vice President for Legal Affairs in February 1997. Prior thereto he was Vice President for Legal Affairs since he joined us in July 1993.

         Mr. Hubbard was appointed Senior Vice President - Corporate Development in April 1998. Prior thereto he had worked as an independent consultant in the broadcasting industry from July 1994. Prior thereto, he was President of Fairmont Communications for the remainder of the relevant five-year period.

         Mr. Lane was appointed Vice President - Finance in February 1997. Prior thereto, he was an Analyst with Credit Suisse First Boston from July 1995 to February 1997. Prior thereto, he was a student at the University of Texas for the remainder of the relevant five-year period.

         Mr. K. Eller was appointed Chief Executive Officer - Eller Media in April 1997. Prior thereto, he was the Chief Executive Officer of Eller Media Company from August 1995 to April 1997 and he was the Chief Executive Officer of Eller Outdoor Advertising for the remainder of the relevant five-year period. Mr. K. Eller is the father of Scott Eller, who serves as the President - Eller Media.

         Mr. S. Eller was appointed President - Eller Media in April 1997. Prior thereto, he was the President of Eller Media Company from August 1996 to April 1997. Prior thereto, he as the Executive Vice President of Eller Media Company from August 1995 to August 1996. Prior thereto, he was the President of Eller Outdoor Advertising for the remainder of the relevant five-year period. Mr. S. Eller is the son of Karl Eller, who serves as the Chief Executive Officer - Eller Media.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the information set forth under the caption "Executive Compensation" in our Definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference to our Definitive Proxy Statement under the headings "Security Ownership of Certain Beneficial Owners and Management", expected to be filed within 120 days of our fiscal year end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to our Definitive Proxy Statement under the heading "Certain Transactions", expected to be filed within 120 days of our fiscal year end.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)1.  Financial Statements.

The following consolidated financial statements are included in Item 8.

Consolidated Balance Sheets as of December 31, 1998 and 1997
Consolidated Statements of Earnings for the Years Ended December 31, 1998, 1997 and 1996.
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1998, 1997 and 1996.
Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996.
Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedule.

The following financial statement schedule for the years ended December 31, 1998, 1997 and 1996 and related report of independent auditors are filed as part of this report and should be read in conjunction with the consolidated financial statements.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts

In thousands of dollars
                                Charges
                 Balance a      to Costs,       Write-off                     Balance
                 Beginning      Expenses       of Accounts                    at end of
Description      of period      and other      Receivable      Other (1)       Period
-----------      ----------     ----------     ----------     ----------     ----------
Year ended
December 31,
1996             $    3,810     $    2,376     $    2,999     $    2,880     $    6,067
                 ==========     ==========     ==========     ==========     ==========


Year ended
December 31,
1997             $    6,067     $    4,006     $    4,474     $    4,251     $    9,850
                 ==========     ==========     ==========     ==========     ==========

Year ended
December 31,
1998             $    9,850     $    6,031     $    7,840     $    5,467     $   13,508
                 ==========     ==========     ==========     ==========     ==========


(1) Allowance for accounts receivable acquired in acquisitions net of deletions related to dispositions.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Deferred Tax Asset Valuation Allowance

In thousands of dollars
                                            Charges
                          Balance at        to Costs,                                              Balance
                          Beginning         Expenses                                               at end of
    Description           of period        and other         Deletions        Other (1)             Period
    -----------          -----------      -----------       -----------      -----------         -----------
Year ended
December 31,
1996                     $        --      $        --       $        --      $        --         $        --
                         ===========      ===========       ===========      ===========         ===========

Year ended
December 31,
1997                     $        --      $        --       $        --      $        --         $        --
                         ===========      ===========       ===========      ===========         ===========

Year ended
December 31,
1998                     $        --      $        --       $        --      $    19,837         $    19,837
                         ===========      ===========       ===========      ===========         ===========

(1) Related to allowance for net operating loss carryforwards assumed in acquisitions.

(a)3.  Exhibits.

EXHIBIT
NUMBER                             DESCRIPTION

2.1 Agreement and Plan of Merger dated as of October 23, 1997, among Universal Outdoor Holdings, Inc., the Company, and UH Merger Sub, Inc. (incorporated by reference to the exhibits of the Company's Current Report on Form 8-K dated November 3, 1997).

2.2 Agreement and Plan of Merger dated as of October 8, 1998, as amended on November 11, 1998, among Clear Channel Communications, Inc., CCU Merger Sub, Inc. and Jacor Communications, Inc. (incorporated by reference to Annex A to the Company's Registration Statement on Form S-4 (Reg. No. 333-72839) dated February 23, 1999).

3.1 Current Articles of Incorporation of the Company (incorporated by reference to the exhibits of the Company's Registration Statement on Form S-3 (Reg. No. 333-33371) dated September 9, 1997).

3.2 Second Amended and Restated Bylaws of the Company (incorporated by reference to the exhibits of the Company's Registration Statement on Form S-3 (Reg. No. 333-33371) dated September 9, 1997).

3.3 Amendment to the Company's Articles of Incorporation (incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

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

4.3 First Supplemental Indenture dated March 30, 1998 to Senior Indenture dated October 1, 1997, by and between the Company and The Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

4.4 Second Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated August 27, 1998).

4.5 Third Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated August 27, 1998).

EXHIBIT
NUMBER                             DESCRIPTION

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

10.7 Employment Agreement dated February 10, 1997 by and between Clear Channel Communications, Inc. and L. Lowry Mays (incorporated by reference to exhibit 10.12 of the Company's Annual Report on Form 10-K dated March 31, 1997).

10.8 Stock Purchase Agreement dated February 25, 1997 by and among Clear Channel Communications, Inc., Eller Media Corporation and the Stockholders of Eller Media Corporation (incorporated by reference to the exhibits of the Company's Annual Report on Form 10-K dated March 31, 1997).

10.9 Amendment to Stock Purchase Agreement dated April 10, 1997 by and between Clear Channel Communications, Inc., Eller Media Corporation and the Stockholders of Eller Media Corporation (incorporated by reference to the exhibits of the Company's Current Report on Form 8-K dated April 17, 1997).

10.10 Registration Rights Agreement dated April 10, 1997 by and between Clear Channel Communications, Inc. and the Stockholders of Eller Media Corporation (incorporated by reference to the exhibits of the Company's Current Report on Form 8-K dated April 17, 1997).

EXHIBIT
NUMBER                             DESCRIPTION

10.11 Stockholders Agreement dated April 10, 1997 by and between Clear Channel Communications, Inc. and EM Holdings LLC (incorporated by reference to the exhibits of the Company's Current Report on Form 8-K dated April 17, 1997).

10.12 Escrow Agreement dated April 10, 1997 by and between Clear Channel Communications, Inc., EM Holdings LLC and Chase Trust Company of California (incorporated by reference to the exhibits of the Company's Current Report on Form 8-K dated April 17, 1997).

10.13 Third Amended and Restated Credit Agreement by and among Clear Channel Communications, Inc., NationsBank of Texas, N.A., as administrative lender, the First National Bank of Boston, as documentation agent, the Bank of Montreal and Toronto Dominion (Texas), Inc., as co-syndication agents, and certain other lenders dated April 10, 1997 (the "Credit Facility") (incorporated by reference to the exhibits of the Company's Amendment No. 1 to the Registration Statement on Form S-3 (Reg. No. 333-25497) dated May 9,
            1997).

10.14 Asset Purchase Agreement dated August 25, 1997 by and among Paxson Communications Corporation, Clear Channel Metroplex, Inc., Clear Channel Metroplex Licenses, Inc. and Clear Channel Communications, Inc. (incorporated by reference to the exhibits of the Company's Registration Statement on Form S-3 (Reg. No. 333-33371) dated September 9, 1997).

10.15 Asset Purchase Agreement dated August 25, 1997 by and among Paxson Communications Corporation, L. Paxson, Inc., Clear Channel Metroplex, Inc., Clear Channel Metroplex Licenses, Inc. and Clear Channel Communications, Inc. (incorporated by reference to the exhibits of the Company's Registration Statement on Form S-3 (Reg. No. 333-33371) dated September 9, 1997).

10.16 Registration Rights Agreements dated as October 8, 1998, by and among the Company and the Zell/Chilmark Fund, L.P., Samstock, L.L.C., the SZ2 (IGP) Partnership and Samuel Zell (incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.17 Second Amendment to the Credit Facility dated November 7, 1997. (incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K filed March 31, 1998.)

10.18 Third Amendment to the Credit Facility dated December 29, 1997. (incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K filed March 31, 1998.)

10.19 First Amendment to the Credit Facility dated September 17, 1997 (incorporated by reference to exhibit 4.1 to the Company's Current Report on Form 8-K filed October 14, 1997).

EXHIBIT
NUMBER                             DESCRIPTION

10.20 The Clear Channel Communications, Inc. 1998 Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive 14A Proxy Statement dated March 24, 1998).

10.21 Voting Agreement dated as of October 8, 1998, by and among Jacor Communications, Inc. and L. Lowry Mays, Mark P. Mays and Randall T. Mays and certain related family trusts (incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

11          Statement re: Computation of Per Share Earnings.

12          Statement re: Computation of Ratios.

21          Subsidiaries of the Company.

23.1        Consent of Ernst & Young LLP.

23.2        Consent of KPMG.

23.3        Consent of KPMG LLP.

24          Power of Attorney (included on signature page)

27          Financial Data Schedule

99.1 Report of Independent Auditors on Financial Statement Schedule - Ernst & Young LLP.

99.2        Report of Independent Auditors - KPMG

99.3        Report of Independent Auditors - KPMG LLP


(b)      Reports on Form 8-K.

         We filed a report on Form 8-K dated October 19, 1998 that reported that we had entered into an Agreement and Plan of Merger with Jacor Communications, Inc. pursuant to which our wholly-owned subsidiary would be merged with and into Jacor Communications, Inc. with our wholly-owned subsidiary surviving the merger and continuing its operations as a wholly-owned subsidiary of the Company. The Jacor Merger is described under the caption "Recent Developments" in Item 1 of
Part I of this Form 10-K.

         We filed a report on Form 8-K dated December 10, 1998 which reported the Consolidated Balance Sheet of Jacor Communications, Inc., at December 31, 1997 and 1996, and the related Consolidated Statement of Operations and Shareholders' Equity and Consolidated Statement of Cash Flows for the years ended December 31, 1997, 1996 and 1995, with a Report of Independent Accountants dated February 11, 1998. Also included were unaudited quarterly financial information including the

Condensed Consolidated Balance Sheets of Jacor Communications, Inc. at September 30, 1998 and 1997, and the related Condensed Consolidated Statements of Operations and Shareholders' Equity and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997. Also included were an unaudited Pro Forma Combined Condensed Balance Sheet of us and our subsidiaries at September 30, 1998, and unaudited Pro Forma Combined Condensed Statements for Operations for us and our subsidiaries for the year ended December 31, 1997 and the nine months ended September 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 1999.

                                      CLEAR CHANNEL COMMUNICATIONS, INC.

                                      By: /S/ L. Lowry Mays
                                          L. Lowry Mays
                                          Chairman and Chief Executive Officer

                                POWER OF ATTORNEY

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

       NAME                                           TITLE                                         DATE
       ----                                           -----                                         ----
/S/ L. Lowry Mays                             Chairman, Chief Executive Officer and Director    March 17, 1999
L. Lowry Mays

/S/ Randall T. Mays                           Senior Vice President and Chief Financial         March 17, 1999
Randall T. Mays                               Officer (Principal Financial Officer)

/S/ Herbert W. Hill, Jr.                      Senior Vice President and Chief Accounting        March 17, 1999
Herbert W. Hill, Jr.                          Officer (Principal Accounting Officer)

/S/ B. J. McCombs                             Director                                          March 17, 1999
B. J. McCombs

/S/ Allan D. Feld                             Director                                          March 17, 1999
Alan D. Feld

/S/ Theodore H. Strauss                       Director                                          March 17, 1999
Theodore H. Strauss

/S/ John H. Williams                          Director                                          March 17, 1999
John H. Williams

/S/ Karl Eller                                Director                                          March 17, 1999
Karl Eller

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
2.1         Agreement and Plan of Merger dated as of October 23, 1997, among
            Universal Outdoor Holdings, Inc., the Company, and UH Merger Sub,
            Inc. (incorporated by reference to the exhibits of the Company's
            Current Report on Form 8-K dated November 3, 1997).

2.2 Agreement and Plan of Merger dated as of October 8, 1998, as amended on November 11, 1998, among Clear Channel Communications, Inc., CCU
            Merger Sub, Inc. and Jacor Communications, Inc. (incorporated by reference to Annex A to the Company's Registration Statement on Form
            S-4 (Reg. No. 333-72839) dated February 23, 1999).

3.1 Current Articles of Incorporation of the Company (incorporated by reference to the exhibits of the Company's Registration Statement on Form S-3 (Reg. No. 333-33371) dated September 9, 1997).

3.2 Second Amended and Restated Bylaws of the Company (incorporated by reference to the exhibits of the Company's Registration Statement on Form S-3 (Reg. No. 333-33371) dated September 9, 1997).

3.3 Amendment to the Company's Articles of Incorporation (incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

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

4.3         First Supplemental Indenture dated March 30, 1998 to Senior
            Indenture dated October 1, 1997, by and between the Company and The
            Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

4.4         Second Supplemental Indenture dated June 16, 1998 to Senior
            Indenture dated October 1, 1997, by and between Clear Channel
            Communications, Inc. and the Bank of New York, as Trustee
            (incorporated by reference to the exhibits to the Company's Current
            Report on Form 8-K dated August 27, 1998).

4.5 Third Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications,
            Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company's Current Report on Form 8-K dated
            August 27, 1998).

EXHIBIT
NUMBER                             DESCRIPTION
10.1        Incentive Stock Option Plan of Clear Channel Communications, Inc. as
            of January 1, 1984 (incorporated by reference to the exhibits of the
            Company's Registration Statement on Form S-1 (Reg. No. 33-289161)
            dated April 19, 1984).

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

10.7        Employment Agreement dated February 10, 1997 by and between Clear
            Channel Communications, Inc. and L. Lowry Mays (incorporated by reference to exhibit 10.12 of the Company's Annual Report on Form
            10-K dated March 31, 1997).

10.8        Stock Purchase Agreement dated February 25, 1997 by and among Clear
            Channel Communications, Inc., Eller Media Corporation and the
            Stockholders of Eller Media Corporation (incorporated by reference to the exhibits of the Company's Annual Report on Form 10-K dated
            March 31, 1997).

10.9 Amendment to Stock Purchase Agreement dated April 10, 1997 by and between Clear Channel Communications, Inc., Eller Media Corporation and the Stockholders of Eller Media Corporation (incorporated by reference to the exhibits of the Company's Current Report on Form
            8-K dated April 17, 1997).

10.10       Registration Rights Agreement dated April 10, 1997 by and between
            Clear Channel Communications, Inc. and the Stockholders of Eller
            Media Corporation (incorporated by reference to the exhibits of the Company's Current Report on Form 8-K dated April 17, 1997).

EXHIBIT
NUMBER                             DESCRIPTION
10.11       Stockholders Agreement dated April 10, 1997 by and between Clear
            Channel Communications, Inc. and EM Holdings LLC (incorporated by reference to the exhibits of the Company's Current Report on Form
            8-K dated April 17, 1997).

10.12       Escrow Agreement dated April 10, 1997 by and between Clear Channel
            Communications, Inc., EM Holdings LLC and Chase Trust Company of
            California (incorporated by reference to the exhibits of the Company's Current Report on Form 8-K dated April 17, 1997).

10.13       Third Amended and Restated Credit Agreement by and among Clear
            Channel Communications, Inc., NationsBank of Texas, N.A., as administrative lender, the First National Bank of Boston, as documentation agent, the Bank of Montreal and Toronto Dominion
            (Texas), Inc., as co-syndication agents, and certain other lenders dated April 10, 1997 (the "Credit Facility") (incorporated by reference to the exhibits of the Company's Amendment No. 1 to the Registration Statement on Form S-3 (Reg. No. 333-25497) dated May 9,
            1997).

10.14       Asset Purchase Agreement dated August 25, 1997 by and among Paxson
            Communications Corporation, Clear Channel Metroplex, Inc., Clear
            Channel Metroplex Licenses, Inc. and Clear Channel Communications,
            Inc. (incorporated by reference to the exhibits of the Company's
            Registration Statement on Form S-3 (Reg. No. 333-33371) dated
            September 9, 1997).

10.15       Asset Purchase Agreement dated August 25, 1997 by and among Paxson
            Communications Corporation, L. Paxson, Inc., Clear Channel
            Metroplex, Inc., Clear Channel Metroplex Licenses, Inc. and Clear
            Channel Communications, Inc. (incorporated by reference to the exhibits of the Company's Registration Statement on Form S-3 (Reg.
            No. 333-33371) dated September 9, 1997).

10.16 Registration Rights Agreements dated as October 8, 1998, by and among the Company and the Zell/Chilmark Fund, L.P., Samstock,
            L.L.C., the SZ2 (IGP) Partnership and Samuel Zell (incorporated by reference to the exhibits to the Company's Quarterly Report on Form
            10-Q for the quarter ended September 30, 1998).

10.17       Second Amendment to the Credit Facility dated November 7, 1997.
            (incorporated by reference to the exhibits to the Company's Annual
            Report on Form 10-K filed March 31, 1998.)

10.18       Third Amendment to the Credit Facility dated December 29, 1997.
            (incorporated by reference to the exhibits to the Company's Annual
            Report on Form 10-K filed March 31, 1998.)

10.19       First Amendment to the Credit Facility dated September 17, 1997
            (incorporated by reference to exhibit 4.1 to the Company's Current
            Report on Form 8-K filed October 14, 1997).

EXHIBIT
NUMBER                             DESCRIPTION
10.20       The Clear Channel Communications, Inc. 1998 Stock Incentive Plan
            (incorporated by reference to Appendix A to the Company's Definitive
            14A Proxy Statement dated March 24, 1998).

10.21       Voting Agreement dated as of October 8, 1998, by and among Jacor
            Communications, Inc. and L. Lowry Mays, Mark P. Mays and Randall T.
            Mays and certain related family trusts (incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

11          Statement re: Computation of Per Share Earnings.

12          Statement re: Computation of Ratios.

21          Subsidiaries of the Company.

23.1        Consent of Ernst & Young LLP.

23.2        Consent of KPMG.

23.3        Consent of KPMG LLP.

24          Power of Attorney (included on signature page)

27          Financial Data Schedule

99.1        Report of Independent Auditors on Financial Statement Schedule -
            Ernst & Young LLP.

99.2        Report of Independent Auditors - KPMG

99.3        Report of Independent Auditors - KPMG LLP