Form 10-Q
period 1999-03-31
CLEAR CHANNEL COMMUNICATIONS INC
filed 1999-05-06
CIK 739708

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                      QUARTERLY REPORT UNDER SECTION 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    For the quarter ended March 31, 1999         Commission file number 1-9645


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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

   Indicate the number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practicable date.



            Class                             Outstanding at May 4, 1999
------------------------------               ----------------------------
Common Stock, $.10 par value                          327,078,075

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                                      INDEX




                                                                                                       Page No.
Part I -- Financial Information

     Item 1.  Unaudited Financial Statements

     Consolidated Balance Sheets at March 31, 1999 and December 31, 1998                                   3

     Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998              5

     Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998              6

     Notes to Consolidated Financial Statements                                                            8

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations       11

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                  15


Part II -- Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders                                         17

     Item 6.  Exhibits and reports on Form 8-K                                                            17

         (a)  Exhibits
         (b)  Reports on Form 8-K

     Signatures                                                                                           18

     Index to Exhibits                                                                                    19

                                     PART I

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                            (IN THOUSANDS OF DOLLARS)

                                                                  March 31,     December 31,
                                                                    1999           1998
                                                                 (Unaudited)        (*)
                                                                 -----------    ------------
CURRENT ASSETS
   Cash and cash equivalents                                     $    30,290    $    36,498
   Income tax receivable                                               7,118             --
   Accounts receivable, less allowance of $13,073 at March 31,
     1999 and $13,508 at December 31, 1998                           279,994        307,372
   Other current assets                                               86,587         66,090
                                                                 -----------    -----------
     Total Current Assets                                            403,989        409,960

PROPERTY, PLANT AND EQUIPMENT
   Land, buildings and improvements                                  177,694        158,089
   Structures and site leases                                      1,665,527      1,627,704
   Transmitter and studio equipment                                  236,220        235,099
   Furniture and other equipment                                     105,872        101,681
   Construction in progress                                           61,241         52,038
                                                                 -----------    -----------
                                                                   2,246,554      2,174,611
Less accumulated depreciation                                       (312,354)      (258,824)
                                                                 -----------    -----------
                                                                   1,934,200      1,915,787
INTANGIBLE ASSETS
   Contracts                                                         386,813        393,748
   Licenses and goodwill                                           4,253,564      4,223,432
   Other intangible assets                                            94,361         89,577
                                                                 -----------    -----------
                                                                   4,734,738      4,706,757
Less accumulated amortization                                       (369,351)      (315,275)
                                                                 -----------    -----------
                                                                   4,365,387      4,391,482
OTHER ASSETS
   Notes receivable                                                   56,612         53,675
   Investments in, and advances to, nonconsolidated affiliates       337,668        324,835
   Other assets                                                      117,727        109,269
   Other investments                                                 274,488        334,910
                                                                 -----------    -----------
TOTAL ASSETS                                                     $ 7,490,071    $ 7,539,918
                                                                 ===========    ===========

* From audited financial statements

                 See Notes to Consolidated Financial Statements

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                            (IN THOUSANDS OF DOLLARS)

                                        March 31,     December 31,
                                          1999           1998
                                       (Unaudited)        (*)
                                       -----------    -----------
CURRENT LIABILITIES
   Accounts payable                    $    54,962    $    60,855
   Accrued interest                         27,283         13,168
   Accrued expenses                        133,576        148,318
   Accrued income taxes                         --          4,554
   Current portion of long-term debt        27,023          7,964
   Other current liabilities                21,641         23,285
                                       -----------    -----------
   Total Current Liabilities               264,485        258,144

   Long-term debt                        2,260,694      2,323,643
   Deferred income taxes                   364,247        383,564
   Other long-term liabilities              72,141         75,533

   Minority interest                        22,637         15,605

SHAREHOLDERS' EQUITY
   Common stock                             26,618         26,370
   Additional paid-in capital            4,165,879      4,067,297
   Retained earnings                       210,926        223,662
   Other                                   (22,727)         6,888
   Unrealized gain on investments          125,171        161,185
   Cost of shares held in treasury              --         (1,973)
                                       -----------    -----------
   Total shareholders' equity            4,505,867      4,483,429
                                       -----------    -----------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                $ 7,490,071    $ 7,539,918
                                       ===========    ===========

* From audited financial statements

                 See Notes to Consolidated Financial Statements

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)


                                                             Three Months Ended
                                                           March 31,    March 31,
                                                             1999         1998
                                                           ---------    ---------
Gross revenue                                              $ 421,607    $ 229,849
Less:  agency commissions                                     44,820       26,207
                                                           ---------    ---------
Net revenue                                                  376,787      203,642
Operating expenses                                           244,822      123,774
Depreciation and amortization                                110,648       43,011
Corporate expenses                                            12,447        5,909
                                                           ---------    ---------
Operating income                                               8,870       30,948

Interest expense                                              31,832       25,701
Other income (expense) - net                                  10,919        2,795
                                                           ---------    ---------
Income (loss) before income taxes                            (12,043)       8,042
Income taxes                                                   2,889        4,259
                                                           ---------    ---------
Income (loss) before equity in earnings
  of nonconsolidated affiliates                              (14,932)       3,783
Equity in earnings of nonconsolidated affiliates               2,196        1,796
                                                           ---------    ---------
Net income (loss)                                            (12,736)       5,579

Other comprehensive income, net of tax:
  Foreign currency translation adjustments                   (26,992)          --
  Unrealized gains on securities:
    Unrealized holding gain (loss) arising during period     (20,455)       9,199
    Less:  reclassification adjustment for gains
       included in net income                                (15,559)      (2,605)
                                                           ---------    ---------
Comprehensive income (loss)                                $ (75,742)   $  12,173
                                                           =========    =========

Net income per common share:
   Basic                                                   $    (.05)   $     .03
                                                           =========    =========

   Diluted                                                 $    (.05)   $     .02
                                                           =========    =========

                 See Notes to Consolidated Financial Statements

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)


                                                                 Three Months Ended
                                                                March 31,   March 31,
                                                                  1999        1998
                                                                --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $(12,736)   $  5,579

RECONCILING ITEMS:
   Depreciation                                                   55,056      18,041
   Amortization of intangibles                                    55,592      24,970
   Deferred taxes                                                  2,944       1,500
   Amortization of film rights                                     4,385       4,144
   Payments on film liabilities                                   (4,223)     (4,573)
   Recognition of deferred income                                  3,368        (352)
   (Gain) loss on disposal of assets                               1,288        (387)
   Gain on sale of other investments                             (15,559)     (2,606)
   Equity in earnings of nonconsolidated affiliates                 (823)       (200)
   Increase (decrease) minority interest                              10         (48)

   CHANGES IN OPERATING ASSETS AND LIABILITIES:
   (Increase) decrease accounts receivable                        28,237      25,354
   Increase (decrease) accounts payable                           (6,131)        201
   Increase (decrease) accrued interest                           14,115       1,411
   Increase (decrease) accrued expenses and other liabilities    (23,578)     (4,111)
   Increase (decrease) accrued income and other taxes            (11,672)        751
                                                                --------    --------
   Net cash provided by operating activities                      90,273      69,674

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                   SCHEDULE RECONCILING NET INCOME TO NET CASH
                     FLOWS PROVIDED BY OPERATING ACTIVITIES
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)


                                                              Three Months Ended
                                                           March 31,      March 31,
                                                              1999           1998
                                                          -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

   (Increase) decrease in notes receivable - net               (2,937)        35,373
   Increase in investments in and advances to
      nonconsolidated affiliates - net                        (12,011)        (1,409)
   Purchases of investments                                        --         (6,855)
   Proceeds from sale of investments                           20,796          4,084
   Purchases of property, plant and equipment                 (36,711)        (8,038)
   Proceeds from disposal of assets                             3,013          2,395
   Acquisition of broadcasting assets                          (2,700)      (111,281)
   Acquisition of outdoor assets                              (89,700)      (106,466)
   Increase in other intangible assets                         (2,823)        (8,144)
   Increase in other-net                                      (25,042)          (871)
                                                          -----------    -----------

   Net cash used in investing activities                     (148,115)      (201,212)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of long-term debt                                 105,502        171,000
   Payments on long-term debt                                (146,931)    (1,110,396)
   Payments of current maturities                              (1,016)           (62)
   Proceeds from exercise of stock options                     13,856          1,795
   Proceeds from issuance of common stock                      80,223        577,819
   Proceeds from issuance of convertible debt                      --        492,500
                                                          -----------    -----------
   Net cash provided by financing activities                   51,634        132,656

   Net (decrease) increase in cash and cash equivalents        (6,208)         1,118

   Cash and cash equivalents at beginning of period            36,498         24,657
                                                          -----------    -----------
   Cash and cash equivalents at end of period             $    30,290    $    25,775
                                                          ===========    ===========

                 See Notes to Consolidated Financial Statements

]


               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1:  PREPARATION OF INTERIM FINANCIAL STATEMENTS

The consolidated financial statements have been prepared by Clear Channel Communications, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of the Company and its subsidiaries, the majority of which are wholly-owned. Investments in companies in which the Company owns 20 percent to 50 percent of the voting common stock or otherwise exercises significant influence over operating and financial policies of the company are accounted for under the equity method. All significant intercompany transactions are eliminated in the consolidation process. Certain reclassifications have been made to the 1998 consolidated financial statements to conform to the 1999 presentation.

Note 2:  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities. Statement 133 establishes new rules for the recognition and measurement of derivatives and hedging activities. Statement 133 is effective for years beginning after June 15, 1999. The Company plans to adopt this statement in fiscal year 2000. Management does not believe adoption of this statement will materially impact the Company's financial position or results of operations.

Note 3:  RECENT DEVELOPMENTS

On May 4, 1999, the Company closed its merger with Jacor Communications, Inc. ("Jacor"). Pursuant to the terms of the agreement, each share of Jacor common stock was exchanged for 1.1573151 shares of the Company's common stock or approximately 60.9 million shares. In addition, the Company assumed approximately $1.4 billion of Jacor's long-term debt, as well as Jacor's Liquid Yield Option Notes with an accreted value of approximately $309.4 million. Jacor options and stock appreciation rights outstanding at the time of the merger are now exercisable for approximately 4.7 million shares of the Company's common stock. In addition, Jacor common stock purchase warrants and Liquid Yield Option Notes are exercisable or convertible into approximately 12.6 million shares of our common stock. The Company refinanced $850 million of Jacor's long term debt at the closing of the merger using the Company's credit facility. This acquisition will be accounted for as a purchase with resulting additional goodwill of approximately $3.0 billion, which will be amortized over 25 years on a straight-line basis. This purchase price allocation is preliminary and the results of operations of Jacor will be included in the Company's financial statements beginning May 1, 1999.

The results of operations for the three month periods ending March 31, 1999 and 1998 does not include the operations of Jacor. Assuming this merger and the acquisitions of Universal Outdoor Holding, Inc. ("Universal") and More Group Plc ("More Group") had occurred at January 1, 1998, unaudited pro forma consolidated results of operations for the three months ended March 31, 1999 and 1998 would have been as follows:

                              Pro Forma (Unaudited)
                           Three Months Ended March 31
                       In thousands, except per share data

                                            1999           1998
                                         -----------   -----------
          Net revenue                    $   571,450   $   460,626
          Net income (loss)              $       474   $   (65,407)
          Net income (loss) per share:
              Basic                      $      0.00   $     (0.22)
              Diluted                    $      0.00   $     (0.22)

The pro forma information above is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had the acquisitions of Universal and More Group and the merger with Jacor occurred at the beginning of 1998, nor is it indicative of future results of operations. The Company had other acquisitions during the first quarter of 1999 and during 1998, the effects of which, individually and in aggregate, were not material to the Company's consolidated financial position or results of operations.

To facilitate possible future acquisitions as well as public offerings, the Company filed a registration statement on Form S-3 on April 12, 1999 covering a combined $2 billion of debt securities, junior subordinated debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units (the "shelf registration statement"). The shelf registration statement also covers preferred securities that may be issued from time to time by the Company's three Delaware statutory business trusts and guarantees of such preferred securities by the Company.

Note 4   SEGMENT DATA

In thousands of dollars

                                         March 31,
                                --------------------------
                                    1999           1998
                                -----------    -----------
Net revenue
   Broadcasting                 $   151,173    $   134,295
   Outdoor                          225,614         69,347
                                -----------    -----------
Consolidated                    $   376,787    $   203,642

Operating expenses
   Broadcasting                 $    97,913    $    86,656
   Outdoor                          146,909         37,118
                                -----------    -----------
Consolidated                    $   244,822    $   123,774

Depreciation and Amortization
   Broadcasting                 $    27,985    $    25,172
   Outdoor                           82,663         17,839
                                -----------    -----------

Consolidated                    $   110,648    $    43,011

Operating income
   Broadcasting                 $    18,974    $    18,812
   Outdoor                          (10,104)        12,136
                                -----------    -----------
Consolidated                    $     8,870    $    30,948

Total identifiable assets
   Broadcasting                 $ 2,568,834    $ 2,199,105
   Outdoor                        4,921,237      1,400,522
                                -----------    -----------
Consolidated                    $ 7,490,071    $ 3,599,627

Net revenue of $77,169 and identifiable assets of $1,229,508 derived from the Company's foreign operations are included in the March 31, 1999 data above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 1999 to Three Months Ended March 31, 1998.

CONSOLIDATED
(In thousands of dollars, except per share data)

                                 Three Months Ended March 31,       As-Reported       Pro Forma
                                ----------------------------        % Increase       % Increase
         Consolidated              1999              1998           (Decrease)       (Decrease)
         ------------           ---------          ---------        -----------      -----------
Net revenue                     $ 376,787          $ 203,642               85.0 %           18.3 %
Operating expenses                244,822            123,774               97.8 %           19.2 %
Depreciation and amortization     110,648             43,011              157.3 %           40.0 %
Operating income                    8,870             30,948              (71.3)%          (63.6)%
Interest expense                   31,832             25,701               23.9 %
Net income (loss)                 (12,736)             5,579             (238.7)%
Net income (loss) per share:
    Basic                       $    (.05)         $     .03             (266.7)%
    Diluted                     $    (.05)         $     .02             (350.0)%

The majority of the growth in the "as reported" net revenue and operating expenses for the quarter ended March 31, 1999 was due to the acquisitions of Universal Outdoor Holding, Inc. ("Universal") in April of 1998 and More Group Plc ("More Group"), which has been included in the operations of the Company since July 1998. In addition, 2 radio stations and 1,136 outdoor display faces were purchased during the first three months of 1999, the effects of which, individually and in the aggregate, were not material to the Company's consolidated financial position or results of operations.

The majority of the increase in "as reported" depreciation and amortization was primarily due to the acquisition of the tangible and intangible assets associated with the purchase of the above-mentioned business combinations. Interest expense increased primarily due to an increase in the average amount of debt outstanding -- which resulted from the above-mentioned business combinations. The majority of the decrease in operating income and net income also was primarily due to the increase in depreciation and amortization expense resulting from the aforementioned business combinations.

Pro forma presentation referred to above assumes the acquisition and/or merger of Universal and More Group occurred on January 1, 1998. Pro forma net revenue increased due to improved advertising rates in the broadcasting segment. In addition, improved occupancy, increased advertising rates and other less significant acquisitions within the outdoor segment also contributed to the increase in pro forma net revenue. Pro forma operating expenses increased primarily from the incremental selling costs related to the additional revenues

LIQUIDITY AND CAPITAL RESOURCES

The major sources of capital for the Company have been cash flow from operations, advances on its revolving long-term line of credit (the "credit facility"), and funds provided by various stock, convertible and other bond offerings, and other borrowings. As of March 31, 1999 and December 31, 1998, the Company had the following debt outstanding:

                                                               (In millions of dollars)
                                                       March 31, 1999           December 31, 1998
                                                       --------------           -----------------
         Credit facility - domestic                      $  949.1                   $1,007.5
         Credit facility - international                    126.3                      103.7
         Senior convertible notes                           575.0                      575.0
         Long-term bonds                                    600.0                      600.0
         Other borrowings                                    37.3                       45.4
                                                         --------                   --------
         Total                                           $2,287.7                   $2,331.6
                                                         ========                   ========

In addition, the Company had $30.3 million in unrestricted cash and cash equivalents on hand at March 31, 1999.

On April 12, 1999 the Company filed a registration statement on Form S-3 covering a combined $2 billion of debt securities, junior subordinated debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units (the "shelf registration statement"). The shelf registration statement also covers preferred securities that may be issued from time to time by the Company's three Delaware statutory business trusts and guarantees of such preferred securities by the Company.

CREDIT FACILITY:
DOMESTIC: The Company has a revolving credit facility for $2 billion, of which $949.1 million is outstanding and, taking into account other letters of credit, $1,034.7 million is available for future borrowings. The credit facility converts into a reducing revolving line of credit on the last business day of September 2000, with quarterly repayment of the outstanding principal balance to begin the last business day of September 2000 and continue during the subsequent five year period, with the entire balance to be repaid by the last business day of June 2005. During the first three months of the year, the Company made principal payments on the credit facility totaling $111.8 million and drew down $53.4 million.

INTERNATIONAL: The Company has a (pound)100 million, or approximately $161.2 million, revolving credit facility with a group of international banks. This international credit facility allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies. At March 31, 1999, approximately $34.9 million, was available for future borrowings and $126.3 million, was outstanding. This credit facility converts into a reducing revolving facility on January 10, 2000 with annual payments of (pound)12 million due in 2000 and 2001. The credit facility expires on January 10, 2002. At March 31, 1999, interest rates varied from 3.1% to 8.0%.

SENIOR CONVERTIBLE NOTES:
The Company has $575 million of 2.625% senior convertible notes due April 1, 2003. The notes are convertible into the Company's common stock at any time following the date of original issuance, unless previously redeemed, at a conversion price of $61.95 per share, subject to adjustment in certain events. Interest on the notes is payable semiannually on each April 1 and October 1. The notes are redeemable, in whole or in part, at the option of the Company at any time on or after April 1, 2001 and until March 31, 2002 at 101.050%; on or after April 1, 2002 and until March 31, 2003 at 100.525%; and on or after April 1, 2003 at 100%, plus accrued interest.

BONDS:
The Company has $300 million 7.25% debentures due October 15, 2027, $175 million 6.875% senior debentures due June 15, 2018 and $125 million 6.625% senior notes due June 15, 2008. Interest on the debentures is payable semiannually on April 15 and October 15. Interest on the senior debentures and senior notes is payable semiannually on each June 15 and December 15.

OTHER:
During the first three months of 1999, the Company purchased the broadcasting assets of two radio stations in two markets for $2.7 million plus the exchange of one radio station, and acquired approximately 547 additional outdoor display faces in 14 domestic markets and 589 additional outdoor display faces in 2 international markets for a total of $89.7 million. In addition, the Company purchased capital equipment totaling $36.7 million.

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

The ratio of earnings to fixed charges is as follows:

    3 Months ended
       March 31,                                                  Year Ended
---------------------            ----------------------------------------------------------------------------
1999            1998              1998             1997              1996             1995              1994
------         ------            ------           ------            ------           ------            ------
   .68          1.29              1.83             2.32              3.63             3.32              5.54

The ratio of earnings to fixed charges has been computed on a total enterprise basis. Earnings represent income from continuing operations before income taxes less equity in undistributed net income (loss) of unconsolidated affiliates plus fixed charges. Fixed charges represent interest, amortization of debt discount and expense, and the estimated interest portion of rental charges. The Company had no Preferred Stock outstanding and paid no dividends thereon for any period presented.


YEAR 2000
The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations in the Company's broadcasting, outdoor and corporate locations which could cause disruptions of operations, including, among other things, a temporary inability to produce broadcast signals, process financial transactions, or engage in similar normal business activities.

Based on recent system evaluations, surveys, and on-site inventories, the Company determined that it would be required to modify or replace portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. If such modifications and replacements are not made, or are not completed in time, the Year 2000 issue could have a material impact on the Company's operations.

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

o Advertising inventory management software responsible for managing, scheduling and billing customer's broadcasting and outdoor advertising purchases.

o Broadcasting studio equipment and software necessary to deliver radio and television programming.

o    Corporate financial accounting and information system software.

o Significant non-technical systems and equipment that may contain microcontrollers which are not Year 2000 compliant.

The Company has instituted the following remediation plan to address the Year 2000 issues:

A computer hardware replacement plan for computers running essential broadcast, operational and financial software applications with Year 2000 compatible computers has been instituted. As of December 31, 1998 approximately 50% of all essential computers related to broadcast or studio equipment are Year 2000 compatible. Approximately 95% of all essential financial based computers are Year 2000 compliant. The Company anticipates this replacement plan to be 100% complete by the end of the third quarter in 1999.

Software upgrades or replacement with advertising inventory management software which is Year 2000 compliant have been planned, are in process, or have been completed as of March 31, 1999. The Company has received assurances from its software vendors, with a few minor exceptions, that supply its advertising inventory management software that their software is Year 2000 compliant. For these non-compliant vendors, the Company will install inventory management software from a compliant vendor by the end of the third quarter of 1999. Approximately 95% of the broadcasting properties have Year 2000 compliant advertising inventory management software as of March 31, 1999. All of the outdoor advertising inventory management software is currently being upgraded and is targeted for Year 2000 compliance at the end of the second quarter of 1999.

The Company has received assurances from its software vendors that supply broadcasting digital automation systems that the software used by the Company is currently compliant or has upgrades currently available that are compliant. Broadcast software and studio equipment is considered to be 80% compliant as of March 31, 1999 and is anticipated to be 100% compliant by the third quarter of 1999.

Financial accounting software for the broadcasting segment has been replaced and is Year 2000 compliant. Financial accounting software for the outdoor segment has been upgraded to be Year 2000 compliant.

While the Company believes its efforts will provide reasonable assurance that material disruptions will not occur due to internal failure, the possibility of interruption still exists.

The Company is currently querying other significant vendors that do not share information systems with it (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact its results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

In the ordinary course of business, the Company has acquired or plans to acquire a significant amount of Year 2000 compliant hardware and software. These purchases are part of specific operational and financial system enhancements with completion dates during 1998 and early 1999 that were planned without specific regard to the Year 2000 issue. These system enhancements resolve many Year 2000 problems and have not been delayed as a result of any additional efforts addressing the Year 2000 issue. Accordingly, these costs have not been included as part of the costs of Year 2000 remediation. However, there are several hardware and software expenditures that have been or will be incurred to specifically remediate Year 2000 non-compliance. Incremental hardware and software costs that the Company has attributed to the Year 2000 issue are estimated at $2,700,000 plus or minus 15%. The majority of these expenditures will be incurred over the next 6 months. Of this cost, approximately 25% will be expensed as modification or upgrade costs with the remaining costs being capitalized as new hardware or software. As of March 31, 1999, approximately $160,000 has been charged to expense and $1,200,000 capitalized as a result of expenditures. Sources of funds for these expenditures will be supplied through cash flow generated from operations and/or available borrowings from the Company's credit facility. The Company's accounting policy is to expense costs incurred due to maintenance, modification or upgrade costs and to capitalize the cost of new hardware and software.

The Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, it could experience disruptions in its operations, including among other things, a temporary inability to produce broadcast signals, process financial transactions, or engage in similar normal business activities. In addition, disruptions in the economy generally resulting from the Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

The Company has contingency plans for certain critical applications in sites deemed significant to operations. These contingency plans involve, among other actions, manual work around for on-air and financial systems, a store of Year 2000 compliant computers available for rapid deployment, backup generators at key broadcast and transmitter sites and staffing strategies to affect such contingency plans.


RISKS REGARDING FORWARD LOOKING STATEMENTS

Except for the historical information, this report contains various "forward-looking statements" which represent the Company's expectations or beliefs concerning future events, including the future levels of cash flow from operations. The Company cautions that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could have an adverse effect upon the Company's financial performance. These variables include economic conditions, the ability of the Company to integrate the operations of Universal, More Group and Jacor, shifts in population and other demographics, level of competition for advertising dollars, fluctuations in operating costs, technological changes and innovations, changes in labor conditions, changes in governmental regulations and policies, effects from the Year 2000 issue and certain other factors set forth in the Company's SEC filings. Actual results in the future could differ materially from those described in the forward-looking statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

At March 31, 1999, approximately 47% of the Company's long-term debt bears interest at variable rates. Accordingly, the Company's earnings and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the first three months of 1999 average interest rate under these borrowings, it is estimated that the Company's first three months of 1999 interest expense would have changed by $5.4 million and that the Company's first three months of 1999 net income would have changed by $3.5 million. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

The Company currently hedges a portion of its outstanding debt with interest rate swap agreements that effectively fix the interest at rates from 4.25% to 10.0% on $1.0 billion of its current borrowings. These agreements expire from May 1999 to January 2001. The fair value of these agreements at March 31, 1999 and settlements of interest during the first three months of 1999 were not material.

Equity Price Risk

The carrying value of the Company's available-for-sale equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at March 31, 1999 by $40.8 million.

Foreign Currency

The Company has operations in 25 countries throughout Europe and Asia. All foreign operations are measured in their local currencies. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company has operations. To mitigate a portion of the exposure to risk of currency fluctuations throughout Europe and Asia to the British pound, the Company has a natural hedge through borrowings in some other currencies. This hedge position is reviewed monthly. The Company maintains no derivative instruments to mitigate the exposure to translation and/or transaction risk. However, this does not preclude the adoption of specific hedging strategies in the future. The Company's foreign operations reported a loss of $13.2 million for the first three months of 1999. It is estimated that a 5% change in the value of the U.S. dollar to the British pound would change net income for the first three months of 1999 by $1.0 million.

PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of shareholders of the Company was held on March 26, 1999. The shareholders approved the issuance of the Company's common stock in the merger with Jacor.

The results of voting at the special meeting of the shareholders were as follows:


                                 PROPOSAL NO. 1
    (ISSUANCE OF COMMON STOCK IN THE MERGER WITH JACOR COMMUNICATIONS, INC.)

            For             Withhold/Against          Exceptions/Abstain
        -----------         ----------------          ------------------
        201,793,963                178,599                479,394


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.  See Exhibit Index on Page 14
         (b)  Reports on Form 8-K

               Filing    Date        Items Reported               Financial Statements Reported
               ------    ----        --------------               -----------------------------
               8-K/A    1/14/99      Purchase price                           None
                                     information related
                                     to the acquisition of
                                     More Group Plc.

               8-K/A    2/23/99      Item 5.  Pro forma            Pro forma statements 12/31/97
                                     financial statements
                                     assuming the acquisition
                                     of More Group Plc. had
                                     occurred on 1/1/97.

               8-K/A    2/23/99      Item 5.  Pro forma            Pro forma statements 9/30/97
                                     financial statements
                                     assuming the acquisition
                                     of Paxson Radio had
                                     occurred on 1/1/97.

               8-K/A    2/23/99      Item 5.  Pro forma            Pro forma statements 12/31/97
                                     financial statements
                                     assuming the merger with
                                     Universal had occurred
                                     on 1/1/97.

               8-K/A    2/23/99      Item 5. Pro forma             Pro forma statements 9/30/98
                                     financial statements assuming
                                     the merger with Jacor had
                                     occurred on 1/1/98.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CLEAR CHANNEL COMMUNICATIONS, INC.



Date     May 5, 1999                         /s/  Herbert W. Hill, Jr.
                                             Herbert W. Hill, Jr.
                                             Senior Vice President and
                                             Chief Accounting Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
2.1              Agreement and Plan of Merger dated as of October 8, 1998, as amended on November 11, 1998, among Clear Channel Communications,
                 Inc., CCU Merger Sub, Inc. and Jacor Communications, Inc.
                 (incorporated by reference to Annex A to the Company's
                 Registration Statement on Form S-4 (Reg. No. 333-72839) dated
                 February 23, 1999).

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

3.4              Second Amendment to the Company's Articles of Incorporation.

4.1              Buy-Sell Agreement by and between Clear Channel Communications,
                 Inc., L. Lowry Mays, B. J. McCombs, John M. Schaefer and John
                 W. Barger, dated May 31, 1977 (incorporated by reference to the exhibits of the Company's Registration Statement on Form
                 S-1 (Reg. No. 33-289161) dated April 19, 1984).

4.2              Third Amended and Restated Credit Agreement by and among Clear
                 Channel Communications, Inc., NationsBank of Texas, N.A., as administrative lender, the First National Bank of Boston, as documentation agent, the Bank of Montreal and Toronto Dominion
                 (Texas), Inc., as co-syndication agents, and certain other lenders dated April 10, 1997 (the "Credit Facility")
                 (incorporated by reference to the exhibits of the Company's
                 Amendment No. 1 to the Registration Statement on Form S-3 (Reg.
                 No. 333-25497) dated May 9, 1997).

4.3              Senior Indenture dated October 1, 1997, by and between Clear
                 Channel Communications, Inc. and The Bank of New York as
                 Trustee (incorporated by reference to exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1997).

4.4              First Supplemental Indenture dated March 30, 1998 to Senior
                 Indenture dated October 1, 1997, by and between the Company and The Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

4.5              Second Supplemental Indenture dated June 16, 1998 to Senior
                 Indenture dated October 1, 1997, by and between Clear Channel
                 Communications, Inc. and the Bank of New York, as Trustee
                 (incorporated by reference to the exhibits to the Company's
                 Current Report on Form 8-K dated August 27, 1998).

4.6              Third Supplemental Indenture dated June 16, 1998 to Senior
                 Indenture dated October 1, 1997, by and between Clear Channel
                 Communications, Inc. and the Bank of New York, as Trustee
                 (incorporated by reference to the exhibits to the Company's
                 Current Report on Form 8-K dated August 27, 1998).

11               Statement re: Computation of Per Share Earnings.

12               Statement re: Computation of Ratios.

27.1             Financial Data Schedule at March 31, 1999

27.2 Financial Data Schedule at March 31, 199 (incorporated by reference to exhibit 27 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).