Form 10-Q
period 1999-06-30
CLEAR CHANNEL COMMUNICATIONS INC
filed 1999-08-13
CIK 739708

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1999              Commission file number 1-9645


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

   Indicate the number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practicable date.



            Class                               Outstanding at August 12, 1999
- - - - - - - - - - - - - - - - - - -           - - - - -  - - - - - - - - - -
Common Stock, $.10 par value                               337,627,207

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                                      INDEX


                                                                       Page No.
                                                                    - - - - - -

Part I -- Financial Information

     Item 1.  Unaudited Financial Statements

     Consolidated Balance Sheets at June 30, 1999 and December 31, 1998       3

     Consolidated Statements of Operations for the six and three months
     ended June 30, 1999 and 1998                                             5

     Consolidated Statements of Cash Flows for the six months ended
     June 30, 1999 and 1998                                                   6

     Notes to Consolidated Financial Statements                               8

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            11

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk     16


Part II -- Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders            17

     Item 6.  Exhibits and reports on Form 8-K                               18

         (a)  Exhibits
         (b)  Reports on Form 8-K

     Signatures                                                              19

     Index to Exhibits                                                       20

                                     PART I

Item 1.  UNAUDITED FINANCIAL STATEMENTS

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                            (In thousands of dollars)

                                                                       June 30,                   December 31,
                                                                         1999                         1998
                                                                      (Unaudited)                      (*)
Current Assets
   Cash and cash equivalents                                       $        66,402            $         36,498
   Income tax receivable                                                     4,040                          --
   Accounts receivable, less allowance of $25,317 at June 30,
     1999 and $13,508 at December 31, 1998                                 544,471                     307,372
   Other current assets                                                    145,071                      66,090
                                                                   ---------------           -----------------
     Total Current Assets                                                  759,984                     409,960

Property, Plant and Equipment
   Land, buildings and improvements                                        268,931                     158,089
   Structures and site leases                                            1,742,804                   1,627,704
   Transmitter and studio equipment                                        410,632                     235,099
   Furniture and other equipment                                           150,394                     101,681
   Construction in progress                                                102,774                      52,038
                                                                 -----------------          ------------------
                                                                         2,675,535                   2,174,611
Less accumulated depreciation                                             (351,404)                  (258,824)
                                                                 -----------------          -----------------
                                                                         2,324,131                   1,915,787
Intangible Assets
   Contracts                                                               694,379                     393,748
   Licenses and goodwill                                                11,298,832                   4,223,432
   Other intangible assets                                                  76,744                      89,577
                                                                ------------------           -----------------
                                                                        12,069,955                   4,706,757
Less accumulated amortization                                             (458,687)                   (315,275)
                                                                 -----------------            ----------------
                                                                        11,611,268                   4,391,482
Other Assets
   Restricted cash                                                         142,061                          --
   Notes receivable                                                         53,675                      53,675
   Investments in, and advances to, nonconsolidated affiliates                                         335,819     324,835
   Other assets                                                            329,197                     109,269
   Other investments                                                       272,031                     334,910
                                                                  ----------------            ----------------
Total Assets                                                         $  15,828,166              $    7,539,918
                                                                     =============              ==============

* From audited financial statements

                                  See Notes to Consolidated Financial Statements

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                            (In thousands of dollars)

                                                                       June 30,                   December 31,
                                                                         1999                         1998
                                                                      (Unaudited)                      (*)

Current Liabilities
   Accounts payable and accrued expenses                           $       566,311             $       209,173
   Accrued interest                                                         15,988                      13,168
   Accrued income taxes                                                         --                       4,554
   Current portion of long-term debt                                        28,541                       7,964
   Other current liabilities                                                22,380                      23,285
                                                                 -----------------           -----------------
   Total Current Liabilities                                               633,220                     258,144

   Long-term debt                                                        3,493,808                   2,323,643
   Liquid Yield Option Notes                                               492,705                          --
   Deferred income taxes                                                 1,303,038                     383,564
   Other long-term liabilities                                             198,095                      75,533

   Minority interest                                                        85,754                      15,605

Shareholders' Equity
   Common stock                                                             33,655                      26,370
   Additional paid-in capital                                            9,143,003                   4,067,297
   Common stock warrants                                                    57,935                          --
   Retained earnings                                                       317,427                     223,662
   Other                                                                   (48,743)                      6,888
   Unrealized gain on investments                                          118,640                     161,185
   Cost of shares held in treasury                                            (371)                     (1,973)
                                                               -------------------          ------------------
   Total shareholders' equity                                            9,621,546                   4,483,429
                                                                   ---------------             ---------------
Total Liabilities and
   Shareholders' Equity                                              $  15,828,166              $    7,539,918
                                                                     =============              ==============

* From audited financial statements

                                  See Notes to Consolidated Financial Statements

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (In thousands of dollars, except per share data)


                                                               Six Months Ended                     Three Months Ended
                                                         June 30,         June 30,              June 30,           June 30,
                                                           1999             1998                  1999               1998

Gross revenue                                          $ 1,117,737      $    590,810          $    696,130     $    360,961
Less:  agency commissions                                  123,259            67,140                78,439           40,933
                                                     -------------    --------------        --------------   --------------
Net revenue                                                994,478           523,670               617,691          320,028

Operating expenses                                         601,371           289,342               356,549          165,568
Depreciation and amortization                              265,027           113,440               154,379           70,428
Corporate expenses                                          28,331            13,779                15,884            7,870
                                                    --------------    --------------        --------------  ---------------
Operating income                                            99,749           107,109                90,879           76,162

Interest expense                                            78,842            53,733                47,010           28,032
Gain on sale of stations                                   136,925                 -               136,925                -
Other income (expense) - net                                14,967            10,198                 4,048            7,403
                                                    --------------    --------------       ---------------  ---------------
Income before income taxes                                 172,799            63,574               184,842           55,533
Income taxes                                                82,852            36,619                79,962           32,360
                                                    --------------    --------------        --------------   --------------
Income before equity in earnings
  of nonconsolidated affiliates                             89,947            26,955               104,880           23,173
Equity in earnings of nonconsolidated affiliates             3,817             6,533                 1,620            4,736
                                                   ---------------   ---------------       ---------------  ---------------
Net income                                                  93,764            33,488               106,500           27,909

Other comprehensive income, net of tax:
  Foreign currency translation adjustments                  52,946)               --               (25,954)              --
  Unrealized gains on securities:
    Unrealized holding gain (loss) arising
    during period                                          (27,640)           18,850                   840           10,151
    Less:  reclassification adjustment for gains
      included in net income                               (14,905)          (12,228)               (7,371)         (10,444)
                                                   ---------------   ---------------      ----------------   ---------------
Comprehensive income (loss)                        $        (1,727)   $       40,110       $        74,015  $        27,616
                                                   ================   ==============       =============== ================

Net income per common share:
   Basic                                         $             .33 $             .15     $             .35 $            .11
                                                 ================= =================     ================= ================

   Diluted                                       $             .32 $             .14     $             .33 $            .11
                                                 ================= =================     ================= ================

                              See Notes to Consolidated Financial Statements

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (In thousands of dollars)


                                                                                Six Months Ended
                                                                       June 30,                     June 30,
                                                                         1999                         1998

Cash flows from operating activities:
   Net income                                                          $    93,764                 $    33,488

Reconciling Items:
   Depreciation                                                            106,747                      49,954
   Amortization of intangibles                                             158,280                      63,485
   Deferred taxes                                                           59,514                       9,342
   Amortization of film rights                                               8,514                       8,409
   Amortization of deferred financing charges                                1,863                          --
   Payments on film liabilities                                             (8,395)                     (8,961)
   (Recognition) deferral of deferred income                                 6,284                        (690)
   (Gain) loss on disposal of assets                                      (139,268)                        389
   Gain on sale of other investments                                       (22,930)                    (18,812)
   Equity in earnings of nonconsolidated affiliates                           (570)                     (3,549)
   Payments from (to) nonconsolidated affiliates, net                        8,010                       1,399
   Decrease minority interest                                                 (308)                         (3)

Changes in operating assets and liabilities:
   (Increase) decrease accounts receivable                                 (45,184)                    (18,515)
   (Decrease) increase accounts payable, accrued expenses and other        (84,602)                         25
   Increase (decrease) accrued interest                                      2,820                       3,669
   Increase (decrease) accrued income and other taxes                       (9,173)                     19,874
                                                                  ----------------              --------------
   Net cash provided by operating activities                               135,366                     139,504


               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                   SCHEDULE RECONCILING NET INCOME TO NET CASH
                     FLOWS PROVIDED BY OPERATING ACTIVITIES
                                   (UNAUDITED)
                            (In thousands of dollars)


                                                                                Six Months Ended
                                                                       June 30,                     June 30,
                                                                         1999                         1998

Cash flows from investing activities:

   Increase in restricted cash                                         $  (142,061)        $              --
   Decrease in notes receivable - net                                           --                    35,373
   Increase in investments in and advances to
      nonconsolidated affiliates - net                                      (9,183)                  (57,697)
   Purchases of investments                                                 (8,582)                  (17,193)
   Proceeds from sale of investments                                        29,659                    25,768
   Purchases of property, plant and equipment                              (75,932)                  (27,775)
   Proceeds from disposal of assets                                        207,294                     3,626
   Acquisition of broadcasting assets                                      (32,743)                 (168,247)
   Acquisition of outdoor assets                                          (401,597)                 (864,847)
   Increase in other intangible assets                                      (4,869)                   (8,278)
   (Increase) decrease in other-net                                         (6,349)                   (3,722)
                                                                  ----------------          ----------------

   Net cash used in investing activities                                  (444,363)               (1,082,992)

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                              1,352,453                 1,694,813
   Payments on long-term debt                                           (1,576,362)               (1,864,151)
   Payments of current maturities of long-term debt                                                   (2,054)      (131)
   Proceeds from exercise of stock options                                  51,948                     3,415
   Proceeds from issuance of common stock                                  512,916                   577,250
   Proceeds from issuance of convertible debt                                   --                   566,009
                                                               -------------------            --------------

   Net cash provided by financing activities                               338,901                   977,205

   Net increase in cash and cash equivalents                                29,904                    33,717

   Cash and cash equivalents at beginning of period                                                   36,498                24,657
                                                                                             ---------------       ---------------

   Cash and cash equivalents at end of period                      $       66,402             $       58,374
                                                                   ==============             ==============


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

The consolidated financial statements include the accounts of the Company and its subsidiaries, the majority of which are wholly-owned. Investments in companies in which the Company owns 20 percent to 50 percent of the voting common stock or otherwise exercises significant influence over operating and financial policies of the company are accounted for under the equity method. All significant intercompany transactions are eliminated in the consolidation process. All share, stock price and stock option amounts shown in the financial statements and related footnote disclosures have been restated to reflect the two-for-one stock split distributed on July 28, 1998 to stockholders of record on July 21, 1998. Certain reclassifications have been made to the 1998 consolidated financial statements to conform to the 1999 presentation.

Note 2:           RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities. Statement 133 establishes new rules for the recognition and measurement of derivatives and hedging activities. Statement 133 is amended by Statement 137 Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and is effective for years beginning after June 15, 2000. The Company plans to adopt this statement in fiscal year 2001. Management does not believe adoption of this statement will materially impact the Company's financial position or results of operations.

Note 3:           RECENT DEVELOPMENTS

On May 4, 1999, the Company closed its merger with Jacor Communications, Inc. ("Jacor"). Pursuant to the terms of the agreement, each share of Jacor common stock was exchanged for 1.1573151 shares of the Company's common stock or approximately 60.9 million shares valued at $4.2 billion. In addition, the Company assumed approximately $1.4 billion of Jacor's long-term debt, as well as Jacor's Liquid Yield Option Notes with an accreted value of approximately $309.4 million. Jacor options and stock appreciation rights outstanding at the time of the merger are exercisable for approximately 3.7 million shares of the Company's common stock. In addition, Jacor common stock purchase warrants and Liquid Yield Option Notes are exercisable or convertible into approximately 12.6 million shares of the Company's common stock. The Company refinanced $852.5 million of Jacor's long-term debt at the closing of the merger using the Company's credit facility. Subsequent to the merger, the Company tendered an additional $22.1 million of Jacor's long-term debt. This merger has been accounted for as a purchase with resulting goodwill of approximately $2.8 billion, which is being amortized over 25 years on a straight-line basis. This purchase price allocation is preliminary pending completion of appraisals and other fair value analysis of assets and liabilities. The results of operations of Jacor have been included in the Company's financial statements beginning May 4, 1999.

Included in the purchase price of Jacor is $83 million of restricted cash related to the disposition of Jacor assets in connection with the merger. In addition, the Company swapped assets valued at $35 million in a transaction with a third party in order to comply with governmental directives regarding the Jacor merger. The Company also divested certain assets in connection with the Jacor merger and governmental directives resulting in a gain on sale of stations of $136.9 million and an increase in income tax expense (at the Company's statutory rate of 38%) of $52.0 million in the second quarter of 1999. The Company anticipates deferring the majority of this tax expense based on its ability to replace the stations sold with qualified assets. The proceeds from divestitures are being held in restricted trusts until suitable replacement properties are identified. The following table details the reconciliation of divestiture and acquisition activity in the restricted trust accounts.

In thousands of dollars

Restricted cash resulting from Clear Channel divestitures             $ 201,500
Restricted cash purchased in Jacor Merger                                83,000
Restricted cash used in acquisitions                                   (143,000)
Other changes to restricted cash                                            561
                                                                  -------------
Restricted cash balance at June 30, 1999                             $  142,061


On June 11, 1999 the Company acquired a 50.5% equity interest in Dauphin OTA, ("Dauphin") a French company engaged in outdoor advertising, for approximately $246 million. On June 24, 1999 the Company launched a tender offer for the remaining shares outstanding. Dauphin's operations include approximately 103,000 outdoor advertising display faces in France, Spain, Italy, and Belgium. This acquisition is being accounted for as a purchase with resulting goodwill of approximately $266 million, which is being amortized over 25 years on a straight-line basis. As of June 30, 1999, a preliminary purchase price allocation for Dauphin was included in the Company's accounts resulting in a $57.4 million addition to minority interest for the 49.5% of shares not purchased as of June 30, 1999. The purchase price allocation is preliminary pending completion of appraisals and other fair value analysis of assets and liabilities. The Company consolidated the assets and liabilities of Dauphin as of June 30, 1999 and will begin consolidating the results of operations July 1, 1999.

The results of operations for the six month periods ending June 30, 1999 and 1998 include the operations of Universal Outdoor Holding, Inc. ("Universal"),
More Group Plc. ("More Group"), and Jacor from the respective dates of acquisition or merger as appropriate. Assuming the mergers and the acquisitions of Universal, More Group, and Jacor had occurred at January 1, 1998, unaudited pro forma consolidated results of operations for the six months ended June 30, 1999 and 1998 would have been as follows:

                              Pro Forma (Unaudited)
                            Six Months Ended June 30
                       In thousands, except per share data

                                               1999                       1998
                                               ----                       ----

           Net revenue                   $   1,266,125            $  1,049,500
           Net income (loss)             $      97,913            $    (62,662)
           Net income (loss) per share:
               Basic                     $         .30            $       (.21)
               Diluted                   $         .29            $       (.20)

The pro forma information above is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had the mergers and acquisitions of Universal, More Group, and Jacor occurred at the beginning of 1998, nor is it indicative of future results of operations. The Company had other acquisitions during the first half of 1999 and during 1998, the effects of which, individually and in the aggregate, were not material to the Company's consolidated financial position or results of operations.

On January 21, 1999 the Company completed an equity offering of 1,725,000 shares of common stock. The net proceeds to the Company of $80.2 million were used to reduce the outstanding balance on the Company's credit facility.

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

On May 20, 1999 and June 23, 1999 the Company completed equity offerings of 4,997,457 shares and 1,325,300 shares of common stock, respectively. The net proceeds to the Company of $342.6 million and $90.1 million were used to reduce the outstanding balance on the Company's credit facility.

Note 4            SEGMENT DATA

In thousands of dollars

                                                    Six Months Ended                     Three Months Ended
                                               June 30,          June 30,             June 30,          June 30,
                                                 1999              1998                 1999              1998
                                               --------         ---------             ---------         --------
Net revenue
   Broadcasting                            $    499,336      $    302,977          $    347,763     $    168,623
   Outdoor                                      495,142           220,693               269,928          151,405
                                          -------------     -------------         -------------    -------------
Consolidated                               $    994,478      $    523,670          $    617,691     $    320,028

Operating expenses
   Broadcasting                            $    298,940      $    179,761          $    200,627    $      93,047
   Outdoor                                      302,431           109,581               155,922           72,521
                                          -------------     -------------         -------------   --------------
Consolidated                               $    601,371      $    289,342          $    356,549     $    165,568

Depreciation and Amortization
   Broadcasting                            $    105,754     $      52,447         $      77,769   $      27,275
   Outdoor                                      159,273            60,993                76,610           43,153
                                          -------------    --------------        --------------   --------------
   Consolidated                            $    265,027      $    113,440          $    154,379    $      70,428

Operating income
   Broadcasting                           $      78,426     $      62,466         $      59,452    $      43,654
   Outdoor                                       21,323            44,643                31,427           32,508
                                         --------------    --------------        --------------   --------------
Consolidated                              $      99,749      $    107,109          $     90,879    $      76,162

Total identifiable assets
   Broadcasting                             $10,925,713      $  4,218,004           $10,925,713     $  4,218,004
   Outdoor                                    4,902,453         2,626,888             4,902,453        2,626,888
                                          -------------     -------------         -------------    -------------
   Consolidated                             $15,828,166       $ 6,844,892           $15,828,166     $  6,844,892



Net revenue of $173,975 and $96,806 for the six and three months ended June 30, 1999, respectively, and identifiable assets of $1,643,391 and $942,030 as of June 30, 1999 and 1998, respectively are included in the data above and are derived from the Company's foreign operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of Three and Six Months Ended June 30, 1999 to Three and Six Months Ended June 30, 1998.

(In thousands of dollars, except per share data)

                           Six Months       As-Reported    Pro Forma         Three Months     As-Reported   Pro Forma
                         Ended June 30,     % Increase    % Increase        Ended June 30,    % Increase   % Increase
   Consolidated          1999       1998    (Decrease)    (Decrease)       1999       1998    (Decrease)   (Decrease)
   ------------          ----       ----    ----------    ----------       ----       ----    ----------   ----------
Net revenue            $994,478   $523,670    89.9  %      20.6  %        $617,691   $320,028     93.0%       18.0%
Operating expenses      601,371    289,342   107.8  %      20.4  %         356,549    165,568    115.3%       16.8%
Depreciation and
  amortization          265,027    113,440   133.6  %      29.6  %         154,379     70,428    119.2%       21.7%
Operating income         99,749    107,109     (6.9)%       (4.0)%          90,879     76,162     19.3%       11.8%
Interest expense         78,842     53,733    46.7  %                       47,010     28,032     67.7%
Net income               93,764     33,488   180.0  %                      106,500     27,909    281.6%
Net income per share:
    Basic              $     33   $    .15   120.0  %                     $    .35   $    .11    218.2%
    Diluted            $    .32   $    .14   128.6  %                     $    .33   $    .11    200.0%

The majority of the growth in the "as reported" net revenue and operating expenses for the six months and three months ended June 30, 1999 was due to the acquisitions of, Universal Outdoor Holding, Inc. ("Universal") in April of 1998, More Group Plc ("More Group") in July 1998, and Jacor Communications, Inc. ("Jacor") in May 1999. In addition, 6 radio stations and 138,787 outdoor display faces were purchased during the first six months of 1999, the effects of which, individually and in the aggregate, were not material to the Company's consolidated financial position or results of operations.

The majority of the increase in "as reported" depreciation and amortization was primarily due to the acquisition of the tangible and intangible assets associated with the purchase of the above-mentioned business combinations. The majority of the decrease in operating income for the six months ended June 30 was primarily due to the increase in depreciation and amortization expense resulting from the aforementioned business combinations. The majority of the increase in operating income for the three months ended June 30 was due to improved operations during the second quarter for both the broadcasting and outdoor segments, which was partially offset by an increase in depreciation and amortization. Interest expense increased primarily due to an increase in the average amount of debt outstanding, which resulted from the above-mentioned business combinations. The majority of the increase in net income was due to a $136.9 million gain realized on the sale of stations the Company was required to divest by governmental directives regarding the Jacor merger.

Pro forma presentation referred to above assumes the acquisition and/or merger of Universal, More Group, and Jacor occurred on January 1, 1998. Pro forma net revenue increased due to improved advertising rates in the broadcasting segment. In addition, improved occupancy, increased advertising rates and other less significant acquisitions within the outdoor segment also contributed to the increase in pro forma net revenue. Pro forma operating expenses increased primarily from the incremental selling costs related to the additional revenues. The majority of the increase in pro forma operating income for the three months ended June 30 was due to improved operations during the second quarter within both the broadcasting and outdoor segments.

Liquidity and Capital Resources

The major sources of capital for the Company have been cash flow from operations, advances on its revolving long-term line of credit (the "credit facility"), and funds provided by various stock, convertible and other bond offerings, and other borrowings. As of June 30, 1999 and December 31, 1998, the Company had the following debt outstanding:

                                                   (In millions of dollars)
                                            June 30, 1999      December 31, 1998
         Credit facility - domestic           $  1,658.8          $  1,007.5
         Credit facility - international           108.6               103.7
         Senior convertible notes                  575.0               575.0
         Liquid Yield Option Notes                 492.7                  --
         Long-term bonds                         1,147.9               600.0
         Other borrowings                           32.1                45.4
                                              ----------          ----------
         Total                                $  4,015.1          $  2,331.6
                                              ==========          ==========

In addition, the Company had $66.4 million in unrestricted cash and cash equivalents on hand at June 30, 1999. The Company also had $142.1 million in restricted cash on hand at June 30, 1999. This cash is restricted for use in connection with the acquisition of replacement properties as a result of the Jacor merger.

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

Credit Facility:
Domestic: The Company has a revolving credit facility for $2 billion, of which $1.7 billion is outstanding and, taking into account other letters of credit, $300 million is available for future borrowings. The credit facility converts into a reducing revolving line of credit on the last business day of September 2000, with quarterly repayment of the outstanding principal balance to begin the last business day of September 2000 and continue during the subsequent five year period, with the entire balance to be repaid by the last business day of June 2005. During the first six months of the year, the Company made principal payments on the credit facility totaling $132 million and drew down $303 million.

On August 11, 1999 the Company entered into a 364-day multi-currency revolving credit facility for $1 billion. This credit facility matures on August 10, 2000 at which time the Company has the option to convert this facility to a four year term loan. This credit facility allows for borrowings in various foreign currencies, which the Company intends to use to hedge net assets in those currencies.

International: The Company has a(pound)100 million, or approximately $157.6 million, revolving credit facility with a group of international banks. This international credit facility allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies. At June 30, 1999, approximately $49.0 million, was available for future borrowings and $108.6 million, was outstanding. This credit facility converts into a reducing revolving facility on January 10, 2000 with annual payments of(pound)19 million due in 2000 and 2001. The credit facility expires on January 10, 2002. At June 30, 1999, interest rates varied from 3.1% to 8.0%.

Equity Offerings:
On January 21, 1999 the Company completed an equity offering of 1,725,000 shares of common stock. The net proceeds to the Company of $80.2 million were used to reduce the outstanding balance on the Company's credit facility.

On May 20, 1999 and June 23, 1999 the Company completed equity offerings of 4,997,457 shares and 1,325,300 shares of common stock, respectively. The net proceeds to the Company of $342.7 million and $90.1 million were used to reduce the outstanding balance on the Company's credit facility.

Liquid Yield Option Notes: The Company assumed Liquid Yield Option Notes ("LYONs") as a part of the merger with Jacor. The Company assumed 43/4% LYONs due 2018 and 51/2% LYONs due 2011 with fair values of $272.4 million and $220.3 million, respectively at June 30, 1999. Each LYON has a principal amount at maturity of $1,000 and is convertible, at the option of the holder, at any time on or prior to maturity, into the Company's common stock at a conversion rate of
7.227 and 15.522 for the 2018 and 2011 issues, respectively.

Long Term Bonds:
The Company has various bond issues outstanding. In addition, the Company assumed several issues of senior subordinated notes as part of the merger with Jacor, which are summarized as follows:

In millions of dollars

                                                                                                    Interest
           Bond Issue               Interest Rate   Face Value     Fair Value   Maturity Date     Payment Terms
           ----------               -------------   ----------     ----------   -------------     -------------

Assumed in Jacor Merger:
     Senior subordinated notes           10.125%      $ 100.0        $ 107.0         6/15/06       Semi-annual
     Senior subordinated notes            9.750%        170.0         182.4         12/15/06       Semi-annual
     Senior subordinated notes            8.750%        150.0         156.2          6/15/07       Semi-annual
     Senior subordinated notes            8.000%        119.6         124.5          2/15/10       Semi-annual

Subsequent to the merger with Jacor, the Company tendered $22.1 million of the senior subordinated notes.

Other:
During the first six months of 1999, in addition to the merger with Jacor, the Company purchased the broadcasting assets of 6 radio stations in 4 markets for $145.5 million, and acquired approximately 113 additional outdoor display faces in 11 domestic markets and 138,787 additional outdoor display faces in 12 international markets for a total of $401.6 million. In addition, the Company purchased capital equipment totaling $75.9 million.

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

The ratio of earnings to fixed charges is as follows:

    6 Months ended
       June 30,                                      Year Ended
--------------------             ----------------------------------------------
1999            1998              1998       1997     1996      1995       1994
----            ----              ----       ----     ----      ----       ----
  3.06          2.15              1.83       2.32     3.63      3.32       5.54

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

Computer hardware running critical financial accounting and information system software that is not capable of recognizing a four-digit code for the applicable year.

Advertising inventory management software responsible for managing, scheduling and billing customer's broadcasting and outdoor advertising purchases.

Broadcasting studio equipment and software necessary to deliver radio and television programming.

Significant    non-technical    systems   and   equipment   that   may   contain
microcontrollers which are not Year 2000 compliant.

The Company has instituted the following remediation plan to address the Year 2000 issues:

A computer hardware replacement plan for computers running essential broadcast, operational and financial software applications with Year 2000 compatible computers has been instituted. As of June 30, 1999 approximately 70% of all essential computers related to broadcast or studio equipment were Year 2000 compatible. Approximately 95% of all essential financial based computers were Year 2000 compliant. The Company anticipates this replacement plan to be 100% complete by the end of October 1999.

Software upgrades or replacement with advertising inventory management software which is Year 2000 compliant have been planned, are in process, or have been completed as of June 30, 1999. The Company has received assurances from its software vendors, with a few minor exceptions, that supply its advertising inventory management software that their software is Year 2000 compliant. For these non-compliant vendors, the Company will install inventory management software from a compliant vendor by the end of October 1999. Approximately 96% of the broadcasting properties had Year 2000 compliant advertising inventory management software as of June 30, 1999. All of the outdoor advertising inventory management software is currently being upgraded and is targeted for Year 2000 compliance by the end of October 1999.

The Company has received assurances from its software vendors that supply broadcasting digital automation systems that the software used by the Company is currently compliant or has upgrades currently available that are compliant. Broadcast software and studio equipment was considered to be 70% compliant as of June 30, 1999 and is anticipated to be 100% compliant by the end of October 1999.

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

In the ordinary course of business, the Company has acquired or plans to acquire a significant amount of Year 2000 compliant hardware and software. These purchases are part of specific operational and financial system enhancements with completion dates during 1998 and early 1999 that were planned without specific regard to the Year 2000 issue. These system enhancements resolve many Year 2000 problems and have not been delayed as a result of any additional efforts addressing the Year 2000 issue. Accordingly, these costs have not been included as part of the costs of Year 2000 remediation. However, there are several hardware and software expenditures that have been or will be incurred to specifically remediate Year 2000 non-compliance. Incremental hardware and software costs that the Company has attributed to the Year 2000 issue are estimated at $3,250,000 plus or minus 10%. Of this cost, approximately 20% will be expensed as modification or upgrade costs with the remaining costs being capitalized as new hardware or software. As of June 30, 1999, approximately $465,000 has been charged to expense and $2,250,000 capitalized as a result of expenditures. Sources of funds for these expenditures will be supplied through cash flow generated from operations and/or available borrowings from the Company's credit facility. The Company's accounting policy is to expense costs incurred due to maintenance, modification or upgrade costs and to capitalize the cost of new hardware and software.

The Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, it could experience disruptions in its operations, including among other things, a temporary inability to produce broadcast signals, process financial transactions, or engage in similar normal business activities. In addition, disruptions in the economy generally resulting from the Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated.

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


Risks Regarding Forward Looking Statements

Except for the historical information, this report contains various "forward-looking statements" which represent the Company's expectations or beliefs concerning future events, including the future levels of cash flow from operations. The Company cautions that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could have an adverse effect upon the Company's financial performance. These variables include economic conditions, the ability of the Company to integrate the operations of Universal, More Group, Jacor, and Dauphin, shifts in population and other demographics, level of competition for advertising dollars, fluctuations in operating costs, technological changes and innovations, changes in labor conditions, changes in governmental regulations and policies, effects from the Year 2000 issue and certain other factors set forth in the Company's SEC filings. Actual results in the future could differ materially from those described in the forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

At June 30, 1999, approximately 43.8% of the Company's long-term debt bears interest at variable rates. Accordingly, the Company's earnings and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the first six months of 1999 average interest rate under these borrowings, it is estimated that the Company's first six months of 1999 interest expense would have changed by $17.7 million and that the Company's first six months of 1999 net income would have changed by $11.5 million. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

The Company currently hedges a portion of its outstanding debt with interest rate swap agreements that effectively fix the interest at rates from 4.5% to 8.0% on $1.1 billion of its current borrowings. These agreements expire from October 1999 to December 2000. The fair value of these agreements at June 30, 1999 and settlements of interest during the first six months of 1999 were not material.

Equity Price Risk

The carrying value of the Company's available-for-sale equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at June 30, 1999 by $53.6 million.

Foreign Currency

The Company has operations in 32 countries throughout Europe and Asia. All foreign operations are measured in their local currencies. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company has operations. To mitigate a portion of the exposure to risk of currency fluctuations throughout Europe and Asia to the British pound, the Company has a natural hedge through borrowings in some other currencies. This hedge position is reviewed monthly. The Company maintains no derivative instruments to mitigate the exposure to translation and/or transaction risk. However, this does not preclude the adoption of specific hedging strategies in the future. The Company's foreign operations reported a loss of $29.2 million for the first six months of 1999. It is estimated that a 5% change in the value of the U.S. dollar to the British pound would change net income for the first six months of 1999 by $1.5 million.

Part II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

An annual meeting of shareholders of the Company was held on April 27, 1999. L. Lowry Mays, Karl Eller, Mark P. Mays, Randall T. Mays, Alan D. Feld, B. J. McCombs, Theodore H. Strauss and John H. Williams were elected as directors of the Company, each to hold office until the next annual meeting of shareholders or until his successor has been elected and qualified, subject to earlier resignation and removal. The shareholders approved an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of Common Stock from 600 million to 900 million. The shareholders approved the selection of Ernst & Young LLP as independent auditors for the year ending December 31, 1999.

The results of voting at the annual meeting of the shareholders were as follows:


                                 Proposal No. 1
                             (Election of Directors)

            Nominee                     For                      Withheld

         L. Lowry Mays               233,725,333                 3,748,514
            Karl Eller               232,897,303                 4,576,544
          Mark P. Mays               233,732,404                 3,741,443
       Randall T. Mays               233,731,809                 3,742,038
          Alan D. Feld               233,735,365                 3,738,482
          B.J. McCombs               233,716,121                 3,757,726
   Theodore H. Strauss               234,141,356                 3,332,491
      John H. Williams               234,169,755                 3,304,092


                                 Proposal No. 2
                 (Amendment of the Articles of Incorporation to
                     Increase Common Stock to 900 million)

            For                Withhold/Against             Exceptions/Abstain

        228,912,855                 8,157,486                   403,506


                                 Proposal No. 3
      (Selection of Ernst & Young LLP as Independent Auditors for the year ending December 31, 1999)

            For                Withhold/Against             Exceptions/Abstain

        237,091,572                    16,276                   365,999

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits.  See Exhibit Index on Page 14
    (b)  Reports on Form 8-K
         Filing    Date     Items Reported        Financial Statements Reported

         8-K/A    4/12/99   Item 5. Pro forma     Pro forma statements 12/31/98
                            financial statements
                            assuming the merger
                            with Jacor had
                            occurred on 1/1/98.

         8-K     5/7/99     Item 2.  Business     Pro forma statements 3/31/99
                            acquisition of
                            Jacor on 5/4/99.

         8-K    6/23/99     Item 2.  Business     None, the required information
                            acquisition of        under item 7(a) and 7(b) will
                            Dauphin on 6/11/99.   be filed within 75 days of the
                                                  event date.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CLEAR CHANNEL COMMUNICATIONS, INC.




August 13, 1999                              /s/  Herbert W. Hill, Jr.
                                             Herbert W. Hill, Jr.
                                             Senior Vice President and
                                             Chief Reporting Officer

                                INDEX TO EXHIBITS

Exhibit                           Description
Number


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

3.4 Second Amendment to the Company's Articles of Incorporation (incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

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

4.7 Credit Agreement by and among Clear Channel Communications, Inc., Bank of America, N.A. as administrative agent, BankBoston, N.A. as documentation agent, the Bank of Montreal and Chase Manhattan Bank, as co-syndication agents, and certain other lenders dated August 11, 1999.

11   Statement re: Computation of Per Share Earnings.

12   Statement re: Computation of Ratios.

27.1 Financial Data Schedule at June 30, 1999

27.2 Financial Data Schedule at June 30, 1998 (incorporated by reference to exhibit 27 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).