Form 10-Q
period 1999-09-30
CLEAR CHANNEL COMMUNICATIONS INC
filed 1999-11-15
CIK 739708

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For the quarter ended September 30, 1999        Commission file number 1-9645


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

   Indicate the number of shares outstanding of each class of the issuers classes of common stock, as of the latest practicable date.



            Class                           Outstanding at November 12, 1999
- - - - - - - - - - - - - - -        - - - - - - - - - - -  - - - - - - - - - -
Common Stock, $.10 par value                         338,499,925

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                                      INDEX




                                                                        Page No.
                                                                   - - - - - - -

Part I -- Financial Information

     Item 1.  Unaudited Financial Statements

     Consolidated Balance Sheets at September 30, 1999 and
     December 31, 1998                                                        3

     Consolidated Statements of Operations for the nine and
     three months ended September 30, 1999 and 1998                           5

     Consolidated Statements of Cash Flows for the nine months
     ended September 30, 1999 and 1998                                        6

     Notes to Consolidated Financial Statements                               8

     Item 2.  Managements Discussion and Analysis of Financial
     Condition and Results of Operations                                      12

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk      19


Part II -- Other Information

     Item 6.  Exhibits and reports on Form 8-K                                20

         (a)  Exhibits
         (b)  Reports on Form 8-K

     Signatures                                                               20

     Index to Exhibits                                                        21

                                     PART I

Item 1.  UNAUDITED FINANCIAL STATEMENTS

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                            (In thousands of dollars)

                                                                     September 30,                December 31,
                                                                         1999                         1998
                                                                      (Unaudited)                      (*)

Current Assets
   Cash and cash equivalents                                       $        82,678               $      36,498
   Income tax receivable                                                     6,083                          --
   Accounts receivable, less allowance of $34,046 at
     September 30, 1999 and $13,508 at December 31, 1998                   686,684                     307,372
   Other current assets                                                    154,262                      66,090
                                                                   ---------------               -------------
     Total Current Assets                                                  929,707                     409,960

Property, Plant and Equipment
   Land, buildings and improvements                                        301,059                     158,089
   Structures and site leases                                            1,828,730                   1,627,704
   Transmitter and studio equipment                                        441,466                     235,099
   Furniture and other equipment                                           151,659                     101,681
   Construction in progress                                                104,927                      52,038
                                                                   ---------------               -------------
                                                                         2,827,841                   2,174,611
Less accumulated depreciation                                             (412,911)                   (258,824)
                                                                   ---------------               --------------
                                                                         2,414,930                   1,915,787
Intangible Assets
   Contracts                                                               746,567                     393,748
   Licenses and goodwill                                                11,810,385                   4,223,432
   Other intangible assets                                                  78,919                      89,577
                                                                   ---------------               -------------
                                                                        12,635,871                   4,706,757
Less accumulated amortization                                             (603,457)                   (315,275)
                                                                   ---------------               -------------
                                                                        12,032,414                   4,391,482
Other Assets
   Restricted cash                                                         113,470                          --
   Notes receivable                                                         53,675                      53,675
   Investments in, and advances to, nonconsolidated affiliates             353,374                     324,835
   Other assets                                                            230,906                     109,269
   Other investments                                                       313,414                     334,910
                                                                   ---------------               -------------
Total Assets                                                       $    16,441,890               $   7,539,918
                                                                   ===============               =============

* From audited financial statements

                 See Notes to Consolidated Financial Statements

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS EQUITY
                            (In thousands of dollars)

                                                                     September 30,                December 31,
                                                                         1999                         1998
                                                                      (Unaudited)                      (*)

Current Liabilities
   Accounts payable and accrued expenses                           $       555,849               $     209,173
   Accrued interest                                                          7,029                      13,168
   Accrued income taxes                                                         --                       4,554
   Current portion of long-term debt                                        40,351                       7,964
   Other current liabilities                                                71,861                      23,285
                                                                   ---------------               -------------
     Total Current Liabilities                                             675,090                     258,144

   Long-term debt                                                        3,917,442                   2,323,643
   Liquid Yield Option Notes                                               487,093                          --
   Deferred income taxes                                                 1,238,768                     383,564
   Other long-term liabilities                                             171,844                      75,533

   Minority interest                                                        19,554                      15,605

Shareholders Equity
   Common stock                                                             33,848                      26,370
   Additional paid-in capital                                            9,239,112                   4,067,297
   Common stock warrants                                                   253,428                          --
   Retained earnings                                                       318,950                     223,662
   Other                                                                    (4,008)                      6,888
   Unrealized gain on investments                                           91,481                     161,185
   Cost of shares held in treasury                                            (712)                     (1,973)
                                                                   ---------------               -------------
   Total shareholders equity                                            9,932,099                   4,483,429
---                                                                ---------------               -------------
Total Liabilities and
   Shareholders Equity                                            $    16,441,890               $   7,539,918
                                                                   ===============               =============

* From audited financial statements

                 See Notes to Consolidated Financial Statements

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (In thousands of dollars, except per share data)


                                                               Nine Months Ended                    Three Months Ended
                                                                 September 30,                         September 30,
                                                           1999               1998                 1999              1998
                                                        ---------          ---------            ----------         --------
Gross revenue                                         $  2,005,591       $ 1,025,407           $   887,854      $   434,597
Less:  agency commissions                                  214,956           115,852                91,697           48,712
                                                      ------------       -----------            ----------      -----------
Net revenue                                              1,790,635           909,555               796,157          385,885

Operating expenses                                       1,097,171           517,562               495,800          228,220
Depreciation and amortization                              473,654           201,422               208,627           87,982
Corporate expenses                                          44,585            25,739                16,254           11,960
                                                      ------------       -----------            ----------      -----------
Operating income                                           175,225           164,832                75,476           57,723

Interest expense                                           132,932            94,555                54,090           40,822
Gain on sale of stations                                   136,925                 -                     -                -
Other income (expense) - net                                15,874            13,416                   907            3,218
                                                      ------------       -----------            ----------      -----------
Income before income taxes                                 195,092            83,693                22,293           20,119
Income taxes                                               106,546            48,766                23,695           12,147
                                                      ------------       -----------            ----------      -----------
Income (loss) before equity in earnings
  of nonconsolidated affiliates                             88,546            34,927                (1,402)           7,972
Equity in earnings of nonconsolidated affiliates             6,742            10,063                 2,925            3,530
                                                       -----------       -----------            ----------      -----------
Net income                                                  95,288            44,990                 1,523           11,502

Other comprehensive income, net of tax:
  Foreign currency translation adjustments                  (8,275)               --                44,671               --
  Unrealized gains on securities:
    Unrealized holding gain (loss) arising during period   (54,799)          144,569               (27,159)         125,719
    Less:  reclassification adjustment for gains
      included in net income                               (14,905)          (13,681)                    -           (1,453)
                                                      ------------       -----------           -----------      ------------
Comprehensive income                                  $     17,309      $    175,878           $    19,035      $   135,768
                                                      ============      ============           ===========      ===========

Net income per common share:
   Basic                                              $        .31       $       .19           $       .00      $       .05
                                                      ============       ===========           ===========      ===========

   Diluted                                            $        .31       $       .19           $       .00      $       .05
                                                      ============       ===========           ===========      ===========

                 See Notes to Consolidated Financial Statements

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (In thousands of dollars)


                                                                                Nine Months Ended
                                                                     September 30,                September 30,
                                                                         1999                         1998

Cash flows from operating activities:
   Net income                                                        $      95,288               $      44,990

Reconciling Items:
   Depreciation                                                            169,123                      86,988
   Amortization of intangibles                                             304,531                     114,434
   Deferred taxes                                                           64,665                      22,983
   Amortization of film rights                                              13,112                      12,811
   Amortization of deferred financing charges                                2,895                          --
   Amortization of bond premiums                                            (8,758)                         --
   Accretion of note discounts                                               6,507                          --
   Payments on film liabilities                                            (12,527)                    (13,262)
   (Recognition) deferral of deferred income                                 3,509                        (914)
   (Gain) loss on disposal of assets                                      (128,953)                      4,777
   Gain on sale of other investments                                       (22,930)                    (21,047)
   Equity (loss) in earnings of nonconsolidated affiliates                  (2,950)                     (5,611)
   Payments from nonconsolidated affiliates, net                             2,193                       1,807
   Charitable donation of treasury shares                                    4,102                          --
   Increase minority interest                                                1,503                         127

Changes in operating assets and liabilities:
   (Increase) decrease accounts receivable                                 (62,916)                    (27,989)
   (Decrease) increase accounts payable, accrued expenses and other       (102,633)                    (13,489)
   Increase (decrease) accrued interest                                     (6,138)                      4,218
   Increase (decrease) accrued income and other taxes                      (10,924)                      5,371
                                                                       ------------              -------------
   Net cash provided by operating activities                               308,699                     216,194

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (In thousands of dollars)


                                                                                Nine Months Ended
                                                                     September 30,                September 30,
                                                                         1999                         1998

Cash flows from investing activities:

   Increase in restricted cash                                       $    (113,470)              $          --
   Increase in notes receivable - net                                           --                     (18,302)
   Increase in investments in and advances to
      nonconsolidated affiliates - net                                     (26,414)                    (93,020)
   Purchases of investments                                                (87,103)                    (42,931)
   Proceeds from sale of investments                                        29,659                      29,184
   Purchases of property, plant and equipment                             (127,516)                    (78,876)
   Proceeds from disposal of assets                                        211,187                       5,692
   Acquisition of broadcasting assets                                     (136,655)                   (204,453)
   Acquisition of outdoor assets                                          (799,444)                 (1,047,851)
   Increase in other intangible assets                                      (5,061)                    (12,555)
   (Increase) decrease in other-net                                         (9,219)                     24,974
                                                                     -------------               -------------

   Net cash used in investing activities                                (1,064,036)                 (1,438,138)


Cash flows from financing activities:
   Proceeds from issuance of long-term debt                              1,880,338                   2,130,143
   Payments on long-term debt                                           (1,667,939)                 (2,035,236)
   Payments of current maturities of long-term debt                         (3,528)                       (586)
   Proceeds from exercise of stock options                                  79,729                       7,899
   Proceeds from issuance of common stock                                  512,917                     577,250
   Proceeds from issuance of convertible debt                                   --                     566,009
                                                                      ------------                ------------

   Net cash provided by financing activities                               801,517                   1,245,479


   Net increase in cash and cash equivalents                                46,180                      23,535

   Cash and cash equivalents at beginning of period                         36,498                      24,657
                                                                     -------------                ------------

   Cash and cash equivalents at end of period                        $      82,678                $     48,192
                                                                     =============                ============


                 See Notes to Consolidated Financial Statements

                                                                   Page 7 of 25

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1:  PREPARATION OF INTERIM FINANCIAL STATEMENTS

The consolidated financial statements have been prepared by Clear Channel Communications, Inc. (the Company) pursuant to the rules and regulations of
the  Securities  and  Exchange   Commission  (SEC)  and,  in  the  opinion  of
management, include all adjustments (consisting only of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Companys 1998 Annual Report on Form 10-K.

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

Note 2:           RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities. Statement 133 establishes new rules for the recognition and measurement of derivatives and hedging activities. Statement 133 is amended by Statement 137 Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and is effective for years beginning after June 15, 2000. The Company plans to adopt this statement in fiscal year 2001. Management does not believe adoption of this statement will materially impact the Companys financial position or results of operations.

Note 3:           RECENT DEVELOPMENTS

On October 2, 1999, the Company entered into a definitive agreement to merge with AMFM Inc. (AMFM). This merger will create the worlds largest out-of-home media entity. After anticipated divestitures required to gain regulatory approval, the combined company will own or program approximately 830 domestic radio stations. This merger is structured as a tax-free, stock-for-stock transaction. Each share of AMFM common stock will be exchanged for 0.94 shares of the Companys common stock, valuing the merger at approximately $17.1 billion plus the assumption of AMFMs debt. Consummation of this merger, which is subject to regulatory approval and various closing conditions, is expected during the second half of 2000.

On July 1, 1999 the Company closed its merger with Dame Media, Inc. (Dame Media). Pursuant to the terms of the agreement, the Company exchanged approximately 954.1 thousand shares of its common stock for 100% of the outstanding stock of Dame Media. In addition the Company assumed $32.7 million of long term debt, which was immediately refinanced utilizing the domestic credit facility. Dame Medias operations include 21 radio stations in 5 markets located in New York and Pennsylvania. The Company consolidated the assets and liabilities of Dame Media as of September 30, 1999 and began consolidating the results of operations on July 1, 1999.

On June 11, 1999 the Company acquired a 50.5% equity interest in Dauphin OTA, (Dauphin) a French company engaged in outdoor advertising. In August 1999 the Company completed its tender offer for all the remaining shares outstanding. At the date of this report, over 99% of the shares have been surrendered for an aggregate cost of approximately $461.7 million. Dauphins operations include approximately 103,000 outdoor advertising display faces in France, Spain, Italy, and Belgium. This acquisition is being accounted for as a purchase with resulting goodwill of approximately $438.9 million, which is being amortized over 25 years on a straight-line basis. The purchase price allocation is preliminary pending completion of appraisals and other fair value analysis of assets and liabilities. The Company consolidated the assets and liabilities of Dauphin as of June 30, 1999 and began consolidating the results of operations on July 1, 1999.

On May 4, 1999, the Company closed its merger with Jacor Communications, Inc. (Jacor). Pursuant to the terms of the agreement, each share of Jacor common stock was exchanged for 1.1573151 shares of the Companys common stock or approximately 60.9 million shares valued at $4.2 billion. In addition, the Company assumed approximately $1.4 billion of Jacors long-term debt, as well as Jacors Liquid Yield Option Notes with an accreted value of approximately $309.4 million. Jacor options and stock appreciation rights outstanding at the time of the merger are exercisable for approximately 3.7 million shares of the Companys common stock. In addition, Jacor common stock purchase warrants and Liquid Yield Option Notes are exercisable or convertible into approximately 12.6 million shares of the Companys common stock. The Company refinanced $850.0 million of Jacors long-term debt at the closing of the merger using the Companys credit facility. Subsequent to the merger, the Company tendered an additional $22.1 million of Jacors long-term debt. Included in the purchase price of Jacor is $83 million of restricted cash related to the disposition of Jacor assets in connection with the merger. This merger has been accounted for as a purchase with resulting goodwill of approximately $3.3 billion, which is being amortized over 25 years on a straight-line basis. This purchase price allocation is preliminary pending completion of appraisals and other fair value analysis of assets and liabilities. The results of operations of Jacor have been included in the Companys financial statements beginning May 4, 1999.

In addition, the Company swapped assets valued at $35 million in a transaction with a third party in order to comply with governmental directives regarding the Jacor merger. The Company also divested certain assets in connection with the Jacor merger and governmental directives resulting in a gain on sale of stations of $136.9 million and an increase in income tax expense (at the Companys statutory rate of 38%) of $52.0 million in the second quarter of 1999. The Company anticipates deferring the majority of this tax expense based on its ability to replace the stations sold with qualified assets. The proceeds from divestitures are being held in restricted trusts until suitable replacement properties are identified. The following table details the reconciliation of divestiture and acquisition activity in the restricted trust accounts.

In thousands of dollars


Restricted cash resulting from Clear Channel divestitures             $ 201,500
Restricted cash purchased in Jacor Merger                                83,000
Restricted cash from disposition of assets held in trust                  4,300
Restricted cash used in acquisitions                                   (177,872)
Other changes to restricted cash                                          2,542
                                                                      ---------
Restricted cash balance at September 30, 1999                         $ 113,470


The results of operations for the nine month periods ending September 30, 1999 and 1998 include the operations of Universal Outdoor Holding, Inc. (Universal), More Group Plc. (More Group), Jacor, Dauphin and Dame Media from the respective dates of acquisition or merger as appropriate. Assuming the mergers and acquisitions of Universal, More Group, Jacor, Dauphin and Dame Media had occurred at January 1, 1998, unaudited pro forma consolidated results of operations for the nine months ended September 30, 1999 and 1998 would have been as follows:

                              Pro Forma (Unaudited)
                         Nine Months Ended September 30
                       In thousands, except per share data

                                              1999                       1998
                                              ----                       ----

           Net revenue                     $ 2,195,115             $  1,837,938
           Net income (loss)               $   117,476             $   (101,072)
           Net income (loss) per share:
               Basic                       $       .34             $       (.31)
               Diluted                     $       .33             $       (.31)

The pro forma information above is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had the mergers and acquisitions of Universal, More Group, Jacor, Dauphin and Dame Media occurred at the beginning of 1998, nor is it indicative of future results of operations. The Company had other acquisitions during the first nine months of 1999 and during 1998, the effects of which, individually and in the aggregate, were not material to the Companys consolidated financial position or results of operations.

On January 21, 1999 the Company completed an equity offering of 1,725,000 shares of common stock. The net proceeds to the Company of $80.2 million were used to reduce the outstanding balance on the Companys credit facility.

To facilitate possible future acquisitions as well as public offerings, the Company filed a registration statement on Form S-3 on April 12, 1999 covering a combined $2 billion of debt securities, junior subordinated debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units (the shelf registration statement). The shelf registration statement also covers preferred securities that may be issued from time to time by the Companys three Delaware statutory business trusts and guarantees of such preferred securities by the Company.

On May 20, 1999 and June 23, 1999 the Company completed equity offerings of 4,997,457 shares and 1,325,300 shares of common stock, respectively. The net proceeds to the Company of $342.6 million and $90.1 million were used to reduce the outstanding balance on the Companys credit facility.

On November 12, 1999 the Company launched a tender offer for any and all of its 10.125% Senior Subordinated Notes due June 15, 2006; 9.75% Senior Subordinated Notes due December 15, 2006; 8.75% Senior Subordinated Notes due June 15, 2007; and 8.0% Senior Subordinated Notes due February 15, 2010. The tender offer expires at 11:59 p.m. EST on December 10, 1999.

Note 4            SEGMENT DATA

In thousands of dollars

                                                    Nine Months Ended                    Three Months Ended
                                             September 30,     September 30,        September 30,     September 30,
                                                 1999              1998                 1999              1998
                                               --------         ---------             ---------         --------
Net revenue
   Broadcasting                            $    946,988       $   462,461          $    447,652      $   159,315
   Outdoor                                      843,647           447,094               348,505          226,570
                                           ------------       -----------          ------------      -----------
Consolidated                               $  1,790,635       $   909,555          $    796,157      $   385,885

Operating expenses
   Broadcasting                            $    572,467       $   272,372          $    273,528      $    92,442
   Outdoor                                      524,704           245,190               222,272          135,778
                                           ------------       -----------          ------------      -----------
Consolidated                               $  1,097,171       $   517,562          $    495,800      $   228,220

Depreciation and Amortization
   Broadcasting                            $    224,758       $    79,956          $    119,005      $    27,509
   Outdoor                                      248,896           121,466                89,622           60,473
                                           ------------       -----------          ------------      -----------
Consolidated                               $    473,654       $   201,422          $    208,627      $    87,982

Operating income
   Broadcasting                            $    123,524       $    96,187          $     45,098      $    33,722
   Outdoor                                       51,701            68,645                30,378           24,001
                                           ------------       -----------          ------------      -----------
Consolidated                               $    175,225       $   164,832          $     75,476      $    57,723

Total identifiable assets
   Broadcasting                            $ 11,593,181       $ 4,243,241          $ 11,593,181      $ 4,243,241
   Outdoor                                    4,848,709         3,018,044             4,848,709        3,018,044
                                           ------------       -----------          ------------      -----------
Consolidated                               $ 16,441,890       $7,261,285           $ 16,441,890      $ 7,261,285

Net revenue of $346,773 and $172,798 for the nine and three months ended September 30, 1999, respectively, and identifiable assets of $1,242,843 and $730,340 as of September 30, 1999 and 1998, respectively, are included in the data above and were derived from the Companys foreign operations.

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of Three and Nine Months Ended September 30, 1999 to Three and Nine Months Ended September 30, 1998.

(In thousands of dollars, except per share data)
                               Nine Months               As-Reported                Pro Forma
                             Ended Sept. 30,             % Increase                % Increase
   Consolidated          1999             1998           (Decrease)                (Decrease)
   ------------          ----             ----           ----------                ----------
Net revenue          $ 1,790,635       $   909,555           96.9%                     19.4%
Operating expenses     1,097,171           517,562          112.0%                     18.6%
Depreciation and
  amortization           473,654           201,422          135.2%                     25.3%
Operating income         175,225           164,832            6.3%                     10.5%
Interest expense         132,932            94,555           40.6%
Net income                95,288            44,990          111.8%
Net income per share:
    Basic             $      .31       $       .19           63.2%
    Diluted           $      .31       $       .19           63.2%


                              Three Months               As-Reported                Pro Forma
                             Ended Sept. 30,             % Increase                % Increase
   Consolidated          1999             1998           (Decrease)                (Decrease)
   ------------          ----             ----           ----------                ----------
Net revenue          $   796,157       $   385,885          106.3%                     21.3%
Operating expenses       495,800           228,220          117.2%                     20.6%
Depreciation and
  amortization           208,627            87,982          137.1%                     30.4%
Operating income          75,476            57,723           30.8%                     11.1%
Interest expense          54,090            40,822           32.5%
Net income                 1,523            11,502          (86.8%)
Net income per share:
    Basic             $      .00       $       .05         (100.0%)
    Diluted           $      .00       $       .05         (100.0%)



The majority of the growth in the as reported net revenue and operating expenses for the nine months ended September 30, 1999 was due to the acquisitions of Universal Outdoor Holding, Inc. (Universal) in April of 1998, More Group Plc (More Group) in July 1998, Jacor Communications, Inc. (Jacor) in May 1999 and Dame Media, Inc. (Dame Media) and Dauphin OTA (Dauphin) in July 1999. The majority of the growth in the as reported net revenue and operating expenses for the three months ended September 30, 1999 was due to the acquisitions of Jacor in May 1999, Dame Media in July 1999 and Dauphin in August 1999. In addition to the assets acquired through the above listed acquisitions, the Company divested 12 radio stations, acquired 25 radio stations and acquired 58,419 outdoor display faces during the first nine months of 1999, the effects of which, individually and in the aggregate, were not material to the Companys consolidated financial position or results of operations.

The majority of the increase in as reported depreciation and amortization was primarily due to the acquisition of the tangible and intangible assets associated with the above-mentioned business combinations. The majority of the increase in operating income for the nine months and three months ended September 30 was due to improved operations during the third quarter for both the broadcasting and outdoor segments, which was partially offset by an increase in depreciation and amortization. Interest expense increased primarily due to an increase in the average amount of debt outstanding, which resulted from the above-mentioned business combinations. The majority of the increase in net income for the nine months ended September 30 was due to a $136.9 million gain realized during the second quarter of 1999 relating to the sale of stations the Company was required to divest by governmental directives regarding the Jacor merger. The majority of the decrease in net income for the three months ended September 30 was due to the increased depreciation and amortization expense associated with the above mentioned business combinations.

Pro forma presentation referred to above assumes the acquisition and/or merger of Universal, More Group, Jacor, Dauphin and Dame Media occurred on January 1, 1998. Pro forma net revenue increased due to improved advertising rates in the broadcasting segment. Excluding the effect of acquisitions made during the last twelve months, the broadcasting segment experienced a 9.1% and 10.3% increase in net revenues during the nine months and three months ended September 30, 1999, respectively, as compared to the same periods in 1998. In addition, improved occupancy, increased advertising rates and other less significant acquisitions within the outdoor segment also contributed to the increase in pro forma net revenue. Pro forma operating expenses increased primarily from the incremental selling costs related to the additional revenues. The majority of the increase in pro forma operating income was due to improved operations within the broadcasting segment. Excluding the effect of acquisitions made during the last twelve months, the broadcasting segment experienced a 14.4% and 17.6% increase in operating income during the nine months and three months ended September 30, 1999, respectively, as compared to the same periods of 1998.

Liquidity and Capital Resources

The major sources of capital for the Company have been cash flow from operations, advances on its revolving long-term line of credit (the credit facility), and funds provided by various equity and debt offerings, and other borrowings. As of September 30, 1999 and December 31, 1998, the Company had the following debt outstanding:

                                                               (In millions of dollars)
                                                     September 30, 1999         December 31, 1998
         Credit facility - domestic                     $  1,818.8                 $  1,007.5
         Credit facility - multi-currency                    245.0                         --
         Credit facility - international                     110.8                      103.7
         Senior convertible notes                            575.0                      575.0
         Liquid Yield Option Notes                           487.1                         --
         Long-term bonds                                   1,145.5                      600.0
         Other borrowings                                     62.7                       45.4
                                                        ----------                 ----------
         Total                                          $  4,444.9                 $  2,331.6
                                                        ==========                 ==========

In addition, the Company had $82.7 million in unrestricted cash and cash equivalents on hand at September 30, 1999. The Company also had $113.5 million in restricted cash on hand at September 30, 1999. This cash is restricted for use in connection with the acquisition of replacement properties as a result of the Jacor merger.

On April 12, 1999 the Company filed a registration statement on Form S-3 covering a combined $2 billion of debt securities, junior subordinated debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units (the shelf registration statement). The shelf registration statement also covers preferred securities that may be issued from time to time by the Companys three Delaware statutory business trusts and guarantees of such preferred securities by the Company.

Credit Facility:
Domestic: The Company has a revolving credit facility for $2 billion, of which $1.8 billion is outstanding and, taking into account other letters of credit, $164.5 million is available for future borrowings. The credit facility converts into a reducing revolving line of credit on the last business day of September 2000, with quarterly repayment of the outstanding principal balance to begin the last business day of September 2000 and continue during the subsequent five year period, with the entire balance to be repaid by the last business day of June 2005. During the first nine months of the year, the Company made principal payments on the credit facility totaling $720.8 million and drew down $1.5 billion.

Multi-Currency: On August 11, 1999 the Company entered into a 364-day multi-currency revolving credit facility for $1 billion. This credit facility matures on August 10, 2000 at which time the Company has the option to convert this facility to a four year term loan. This credit facility allows for borrowings in various foreign currencies, which the Company intends to use to hedge net assets in those currencies. At September 30, 1999, the Company had $245.0 million outstanding and $755.0 million available for future borrowings under this facility.

International: The Company has a(pound)100 million, or approximately $164.2 million, revolving credit facility with a group of international banks. This international credit facility allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies. At September 30, 1999, approximately $53.4 million, was available for future borrowings and $110.8 million, was outstanding. This credit facility converts into a reducing revolving facility on January 10, 2000 with annual payments of(pound)19 million due in 2000 and 2001. The credit facility expires on January 10, 2002. At September 30, 1999, interest rates varied from 3.25% to 7.40%.

Liquid Yield Option Notes: The Company assumed Liquid Yield Option Notes (LYONs) as a part of the merger with Jacor. The Company assumed 43/4% LYONs due 2018 and 51/2% LYONs due 2011 with an aggregated fair value of $490.1 million. Each LYON has a principal amount at maturity of $1,000 and is convertible, at the option of the holder, at any time on or prior to maturity, into the Companys common stock at a conversion rate of 7.227 shares per LYON and 15.522 shares per LYON for the 2018 and 2011 issues, respectively. The LYONs aggregated balance at September 30, 1999 was $487.1 million.

Long Term Bonds: The Company has various bond issues outstanding. In addition, the Company assumed several issues of senior subordinated notes as part of the merger with Jacor, which are summarized as follows:

In millions of dollars

                                                                                                                    Interest
           Bond Issue                              Interest Rate   Face Value     Fair Value     Maturity Date    Payment Terms
           ----------                              -------------   ----------     ----------     -------------    -------------

Assumed in Jacor Merger:
     Senior subordinated notes                         10.125%      $ 100.0        $107.0            6/15/06       Semi-annual
     Senior subordinated notes                          9.750%        170.0         182.4           12/15/06       Semi-annual
     Senior subordinated notes                          8.750%        150.0         156.2            6/15/07       Semi-annual
     Senior subordinated notes                          8.000%        119.6         124.5            2/15/10       Semi-annual

Subsequent to the merger with Jacor, the Company redeemed $22.1 million of the senior subordinated notes.

On November 12, 1999 the Company launched a tender offer for any and all of its 10.125% Senior Subordinated Notes due June 15, 2006; 9.75% Senior Subordinated Notes due December 15, 2006; 8.75% Senior Subordinated Notes due June 15, 2007; and 8.0% Senior Subordinated Notes due February 15, 2010. The tender offer expires at 11:59 p.m. EST on December 10, 1999.

Equity Offerings: On January 21, 1999 the Company completed an equity offering of 1,725,000 shares of common stock. The net proceeds to the Company of $80.2 million were used to reduce the outstanding balance on the Companys credit facility.

On May 20, 1999 and June 23, 1999 the Company completed equity offerings of 4,997,457 shares and 1,325,300 shares of common stock, respectively. The net proceeds to the Company of $342.7 million and $90.1 million were used to reduce the outstanding balance on the Companys credit facility.

Jacor Purchase:
On May 4, 1999, the Company closed its merger with Jacor. Pursuant to the terms of the agreement, each share of Jacor common stock was exchanged for 1.1573151 shares of the Companys common stock or approximately 60.9 million shares valued at $4.2 billion. In addition, the Company assumed approximately $1.4 billion of Jacors long-term debt, as well as Jacors Liquid Yield Option Notes with an accreted value of approximately $309.4 million. Jacor options and stock appreciation rights outstanding at the time of the merger are exercisable for approximately 3.7 million shares of the Companys common stock. In addition, Jacor common stock purchase warrants and Liquid Yield Option Notes are exercisable or convertible into approximately 12.6 million shares of the Companys common stock. The Company refinanced $850.0 million of Jacors long-term debt at the closing of the merger using the Companys credit facility. Subsequent to the merger, the Company tendered an additional $22.1 million of Jacors long-term debt. Included in the purchase price of Jacor is $83 million of restricted cash related to the disposition of Jacor assets in connection with the merger.

Dame Media Purchase:
On July 1, 1999 the Company closed its merger with Dame Media. Pursuant to the terms of the agreement, the Company exchanged approximately 954.1 thousand shares of its common stock for 100% of the outstanding stock of Dame Media. In addition the Company assumed $32.7 million of long term debt, which was immediately refinanced utilizing the domestic credit facility.

Dauphin Purchase: On June 11, 1999 the Company acquired a 50.5% equity interest in Dauphin a French company engaged in outdoor advertising. In August 1999 the Company completed its tender offer for all the remaining shares outstanding. At the date of this report, over 99% of the shares have been surrendered for an aggregate cost of approximately $461.7 million.

Other:
During the first nine months of 1999, in addition to the acquisitions of Jacor and Dame Media, the Company divested the broadcasting assets of 12 radio stations in 3 markets receiving proceeds of $205.8 million in connection with Jacor merger and governmental directives. The proceeds from these divestitures are being held in restricted trusts until suitable replacement properties can be identified and purchased. The following table details the reconciliation of the divestiture and acquisition activity in the restricted trust accounts.

In thousands of dollars

Restricted cash resulting from Clear Channel divestitures            $  201,500
Restricted cash purchased in Jacor Merger                                83,000
Restricted cash from disposition of assets held in trust                  4,300
Restricted cash used in acquisitions                                   (177,872)
Other changes in restricted cash                                          2,542
                                                                     ----------
Restricted cash balance at September 30, 1999                        $  113,470

The Clear Channel and Jacor divestiture proceeds have been used to purchase the broadcasting assets of 16 radio stations in 8 domestic markets. In addition to the above mentioned broadcast acquisitions, the Company has purchased the broadcasting assets of 7 radio stations in 3 domestic markets and 2 radio stations in 2 international markets.

In addition to the acquisition of Dauphin, the Company has acquired approximately 779 additional outdoor faces in 23 domestic markets, 1,375 display faces located in malls throughout the U.S. and 56,265 additional display faces in 9 international markets for a total of $337.7 million.

In addition, the Company purchased capital equipment totaling $127.5 million.

Future acquisitions of broadcasting stations, outdoor advertising facilities and other media-related properties affected in connection with the implementation of the Companys acquisition strategy are expected to be financed from increased borrowings under the credit facility, additional public equity and debt offerings and cash flow from operations. The Company believes that cash flow from operations as well as the proceeds from securities offerings made by the Company from time to time will be sufficient to make all required future interest and principal payments on the credit facility, senior convertible notes and bonds, and will be sufficient to fund all anticipated capital expenditures.

The ratio of earnings to fixed charges is as follows:

    9 Months ended
     September 30,                               Year Ended
  ------------------         ---------------------------------------------------
  1999          1998         1998       1997        1996       1995         1994
  ----          ----         ----       ----        ----       ----         ----
  2.32          1.91         1.83       2.32        3.63       3.32        5.54

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


Year 2000
The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company programs or hardware that have date-sensitive software or embedded chips may recognize a date using 00 as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations in the Companys broadcasting, outdoor and corporate locations which could cause disruptions of operations, including, among other things, a temporary inability to produce broadcast signals, process financial transactions, or engage in similar normal business activities.

Based on system evaluations, surveys, and on-site inventories, the Company determined that it would be required to modify or replace portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. If such modifications and replacements are not made, or are not completed in time, the Year 2000 issue could have a material impact on the Companys operations.

The Year 2000 issue involves the identification and assessment of the existing problem, plan of remediation, as well as a testing and implementation plan. To date, the Company has completed the identification and assessment process and substantially completed the remediation, testing and implementation process, with the following significant financial and operational components identified as being affected by the Year 2000 issue:

Computer hardware running critical financial accounting and information system software that is not capable of recognizing a four-digit code for the applicable year.

Advertising  inventory management software responsible for managing,  scheduling
and  billing  customers   broadcasting  and  outdoor   advertising   purchases.


Broadcasting studio equipment and software necessary to deliver radio and television programming.

Significant   non-technical   systems  and  equipment  that  may  contain  micro
controllers  which are not Year 2000  compliant.

The Company has instituted the following remediation plan to address the Year 2000 issues:

A computer hardware replacement plan for computers running essential broadcast, operational and financial software applications with Year 2000 compatible computers has been instituted. As of September 30, 1999, approximately 90% of all essential computers related to broadcast or studio equipment, one hundred percent (100%) of all essential financial based computers and 98% of all advertising inventory management software was Year 2000 compatible.

Furthermore, the Company has received assurances from its software vendors, with a few minor exceptions, that supply its advertising inventory management software, that their software is Year 2000 compliant. For those non-compliant vendors, the Company has installed inventory management software from a compliant vendor. All of the outdoor advertising inventory management software is currently being upgraded and has received manufacturer assurances that it is Year 2000 compliant. The Company expects that remaining remediation for advertising inventory management will be complete by December 31, 1999.

The Company has received assurances from its software vendors that supply broadcasting digital automation systems that the software used by the Company is currently compliant or has upgrades currently available that are compliant. Broadcast software and studio equipment was considered to be 93% compliant as of September 30, 1999 and is anticipated to be 100% compliant by December 31, 1999.

Financial accounting software for the broadcasting segment has been replaced and is Year 2000 compliant. Financial accounting software for the outdoor segment has been upgraded to be Year 2000 compliant.

The Company believes its efforts will provide a reasonable assurance that material disruptions will not occur due to internal failure. However, disruptions could occur as a result of failures by external agents (third parties) with which the Company does business, specifically, telecommunication companies and utilities. Interruption of such services, in managements view, could materially impact the operation of the Company. The Company continues to survey these external agents to their state of Year 2000 readiness, but has no means of ensuring that external agents will be Year 2000 ready.

Furthermore, the Companys international operations may be impacted directly or through adverse general economic conditions in countries whose core infrastructures such as energy, water, telecommunications and transportation are affected by the Year 2000 issue. The Senate Special Committee on the Year 2000 Technology Problem issued The 100 Day Report, September 22, 1999, that included a list of countries assessed as having a high risk of Y2K-related failures. The countries identified as posing extreme risk by the International Monitoring consultancy and the Special Committee in which the Company has operations are:
Russia, Italy and Taiwan. The effect of non-compliance by external agents or by non-compliant infrastructures in foreign countries is undeterminable. Therefore, the Company cannot provide any assurance that there will not be an effect on the Companys business, financial condition, cash flows and operations due to the Year 2000 issue.

In the ordinary course of business, the Company acquired a significant amount of Year 2000 compliant hardware and software. These purchases are part of specific operational and financial system enhancements with completion dates during 1998 and 1999 and were planned without specific regard to the Year 2000 issue. These system enhancements resolve many Year 2000 problems and have not been delayed as a result of any additional efforts addressing the Year 2000 issue. Accordingly, these costs have not been included as part of the costs of Year 2000 remediation. However, there are several hardware and software expenditures that have been or will be incurred to specifically remediate Year 2000 non-compliance. Incremental hardware and software costs that the Company has attributed to the Year 2000 issue are estimated at $4,000,000 plus or minus 10%. Of this cost, approximately 15% will be expensed as modification or upgrade costs with the remaining costs being capitalized as new hardware or software. As of September 30, 1999, approximately $490,000 has been charged to expense and $3,500,000 capitalized as a result of expenditures. Sources of funds for these expenditures have been supplied through cash flow generated from operations and/or available borrowings from the Companys credit facility. The Companys accounting policy is to expense costs incurred due to maintenance, modification or upgrade costs and to capitalize the cost of new hardware and software.

The Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. In the event that the Company does not complete the remaining phases of its Year 2000 plan, it could experience disruptions in its operations, including among other things, a temporary inability to produce broadcast signals, process financial transactions, or engage in similar normal business activities. In addition, disruptions in the economy generally resulting from the Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated.

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

Risks Regarding Forward Looking Statements

Except for the historical information, this report contains various forward-looking statements which represent the Companys expectations or beliefs concerning future events, including the future levels of cash flow from operations. The Company cautions that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could have an adverse effect upon the Companys financial performance. These variables include economic conditions, the ability of the Company to integrate the operations of Universal, More Group, Jacor, and Dauphin, shifts in population and other demographics, level of competition for advertising dollars, fluctuations in operating costs, technological changes and innovations, changes in labor conditions, changes in governmental regulations and policies, effects from the Year 2000 issue and certain other factors set forth in the Companys SEC filings. Actual results in the future could differ materially from those described in the forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

At September 30, 1999, approximately 49.7% of the Companys long-term debt bears interest at variable rates. Accordingly, the Companys earnings and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the first nine months of 1999 average interest rate under these borrowings, it is estimated that the Companys first nine months of 1999 interest expense would have changed by $44.1 million and that the Companys first nine months of 1999 net income would have changed by $28.7 million. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

The Company currently hedges a portion of its outstanding debt with interest rate swap agreements that effectively fix the interest at rates from 4.5% to 8.0% on $688.6 million of its current borrowings. These agreements expire from October 1999 to December 2000. The fair value of these agreements at September 30, 1999 and settlements of interest during the first nine months of 1999 were not material.

Equity Price Risk

The carrying value of the Companys available-for-sale equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at September 30, 1999 by $39.6 million.

Foreign Currency

The Company has operations in 32 countries throughout Europe and Asia. All foreign operations are measured in their local currencies. As a result, the Companys financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company has operations. To mitigate a portion of the exposure to risk of currency fluctuations throughout Europe and Asia to the British pound, the Company has a natural hedge through borrowings in some other currencies. This hedge position is reviewed monthly. The Company maintains no derivative instruments to mitigate the exposure to translation and/or transaction risk. However, this does not preclude the adoption of specific hedging strategies in the future. The Companys foreign operations reported a loss of $42.4 million for the first nine months of 1999. It is estimated that a 5% change in the value of the U.S. dollar to the British pound would change net income for the first nine months of 1999 by $2.1 million.

Part II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.  See Exhibit Index on Page 21
     (b)  Reports on Form 8-K
            Filing    Date     Items Reported     Financial Statements Reported

            8-K/A    8/18/99   Item 2.  Business             None
                               acquisition of Dauphin
                               on 6/11/99.


Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CLEAR CHANNEL COMMUNICATIONS, INC.




November 15, 1999                            /s/  Herbert W. Hill, Jr.
                                             Herbert W. Hill, Jr.
                                             Senior Vice President and
                                             Chief Accounting Officer

                                INDEX TO EXHIBITS
                                 Exhibit Number

Description

2.1 Agreement and Plan of Merger dated as of October 8, 1998, as amended on November 11, 1998, among Clear Channel Communications, Inc., CCU Merger Sub, Inc. and Jacor Communications, Inc. (incorporated by reference to Annex A to the Companys Registration Statement on Form S-4 (Reg. No. 333-72839) dated February 23, 1999).

2.2 Agreement and Plan of Merger dated October 2, 1999, among Clear Channel Communications, Inc., AMFM Inc., and CCU Merger Sub, Inc. (incorporated by reference to the exhibits of the Companys Current Report on Form 8-K filed on October 5, 1999).

3.1 Current Articles of Incorporation of the Company (incorporated by reference to the exhibits of the Companys Registration Statement on Form S-3 (Reg. No. 333-33371) dated September 9, 1997).

3.2 Second Amended and Restated Bylaws of the Company (incorporated by reference to the exhibits of the Companys Registration Statement on Form S-3 (Reg. No. 333-33371) dated September 9, 1997).

3.3 Amendment to the Companys Articles of Incorporation (incorporated by reference to the exhibits to the Companys Quarterly Report on Form 10-Q for the quarter ended September 30, 1998). 3.4 Second Amendment to the Companys Articles of Incorporation (incorporated by reference to the exhibits to the Companys Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

4.1 Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B. J. McCombs, John M. Schaefer and John W. Barger, dated May 31, 1977 (incorporated by reference to the exhibits of the Companys Registration Statement on Form S-1 (Reg. No. 33-289161) dated April 19,
     1984).

4.2 Third Amended and Restated Credit Agreement by and among Clear Channel Communications, Inc., NationsBank of Texas, N.A., as administrative lender, the First National Bank of Boston, as documentation agent, the Bank of Montreal and Toronto Dominion (Texas), Inc., as co-syndication agents, and certain other lenders dated April 10, 1997 (the Credit Facility) (incorporated by reference to the exhibits of the Companys Amendment No. 1 to the Registration Statement on Form S-3 (Reg. No. 333-25497) dated May 9,
     1997).

4.3 Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to exhibit 4.2 of the Companys Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

4.4 First Supplemental Indenture dated March 30, 1998 to Senior Indenture dated October 1, 1997, by and between the Company and The Bank of New York, as Trustee (incorporated by reference to the exhibits to the Companys Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

4.5 Second Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Companys Current Report on Form 8-K dated August 27,
    1998).

4.6 Third Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Companys Current Report on Form 8-K dated August 27,
     1998).

4.7 Credit Agreement by and among Clear Channel Communications, Inc., Bank of America, N.A. as administrative agent, BankBoston, N.A. as documentation agent, the Bank of Montreal and Chase Manhattan Bank, as co-syndication agents, and certain other lenders dated August 11, 1999 (incorporated by reference to the exhibits to the Companys Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10.1 Employment Agreement by and between Clear Channel Communications, Inc. and
     L. Lowry Mays dated October 1, 1999.

10.2 Employment Agreement by and between Clear Channel Communications, Inc. and Mark P. Mays dated October 1, 1999.

10.3 Employment Agreement by and between Clear Channel Communications, Inc. and Randall T. Mays dated October 1, 1999.

11   Statement re: Computation of Per Share Earnings.

12   Statement re: Computation of Ratios.

27.1 Financial Data Schedule at September 30, 1999

27.2 Financial Data Schedule at September 30, 1998 (incorporated by reference to exhibit 27 of the Companys Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).