Form 10-K
period 1999-12-31
CLEAR CHANNEL COMMUNICATIONS INC
filed 2000-03-14
CIK 739708

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the fiscal year ended December 31, 1999, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On March 10, 2000, the aggregate market value of the Common Stock beneficially held by non-affiliates of the Company was approximately $19.5 billion. (For purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates).

On March 10, 2000, there were 338,870,380 outstanding shares of Common Stock, excluding 12,829 shares held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for the 2000 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

                       CLEAR CHANNEL COMMUNICATIONS, INC.
                               INDEX TO FORM 10-K

                                                                                                    Page
                                                                                                    Number
                                                                                                    ------
PART I.
Item 1.  Business....................................................................................... 3

Item 2.  Properties.................................................................................... 47

Item 3.  Legal Proceedings............................................................................. 48

Item 4.  Submission of Matters to a Vote of Security Holders........................................... 48

PART II.

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters.......................... 49

Item 6.  Selected Financial Data....................................................................... 50

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations........................................................... 51

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk .................................. 61

Item 8.  Financial Statements and Supplementary Data .................................................. 63

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure........................................................... 93

PART III.

Item 10.  Directors and Executive Officers of the Registrant........................................... 94

Item 11.  Executive Compensation....................................................................... 96

Item 12.  Security Ownership of Certain Beneficial Owners and Management............................... 96

Item 13.  Certain Relationships and Related Transactions............................................... 96

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................. 97

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

         Clear Channel Communications, Inc., is a diversified media company with two business segments: broadcasting and outdoor advertising. We were incorporated in Texas in 1974. As of December 31, 1999, we owned, programmed, or sold airtime for 507 domestic radio stations, 2 international radio stations and 24 domestic television stations and we were one of the world's largest outdoor advertising companies based on total advertising display inventory of 133,097 domestic display faces and 422,060 international display faces.

         During 1999, we derived approximately 53% of our net revenue from broadcasting operations and approximately 47% from outdoor advertising operations.

         Our principal executive offices are located at 200 Concord Plaza, Suite 600, San Antonio, Texas 78216 (telephone: 210-822-2828).


         BROADCASTING

         As of December 31, 1999, we owned, programmed or sold airtime for 173 AM and 334 FM radio stations, and 24 television stations in 123 domestic markets and two international radio stations. Our radio stations employ a wide variety of programming formats, such as News/Talk/Sports, Country, Adult Contemporary, Urban and Album Rock. We own two international radio stations located in Denmark and broadcast Adult Contemporary and Oldies formats to the Copenhagen market and one cable audio channel that reaches most of Denmark. We also provide programming to and sell airtime under exclusive sales agency agreements for three radio stations in Mexico. In addition, we operate several radio networks serving Oklahoma, Texas, Iowa, Kentucky, Virginia, Alabama, Tennessee, Florida and Pennsylvania. In addition, we currently own the following interests in radio broadcasting companies:

     o a 50% equity interest in the Australian Radio Network Pty., Ltd., which operates radio stations in Australia;

     o a 33% equity interest in New Zealand Radio Network, which operates radio stations in New Zealand;

     o a 26% non-voting equity interest in Hispanic Broadcasting Corporation, formerly Heftel Broadcasting Corporation, (Nasdaq: HBCCA) a leading domestic Spanish-language radio broadcaster;

     o a 40% equity interest in Grupo Acir Communicaciones, S.A. de C.V., one of the largest radio broadcasters in Mexico;

     o a 50% equity interest in Radio 1, which owns seven radio stations in Norway;

     o a 32% equity interest in Golden Rose, which owns two radio stations in England; and

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


OUTDOOR ADVERTISING

         As of December 31, 1999, we owned a total of 549,257 advertising display faces, and operated 5,900 display faces under license management agreements. We currently provide outdoor advertising services in over 43 domestic markets and over 23 international markets. Domestic display faces include billboards of various sizes and various small display faces on the interior and exterior of various public transportation vehicles. International display faces include street furniture, transit displays and billboards of various sizes. We also operate numerous smaller displays such as cube displays in retail malls and convenience store window displays. Additionally, we currently own the following interests in outdoor advertising companies:

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

     o a 50% equity interest in Buspak, which operates bus and tram displays in Hong Kong; and

     o a 31.9% equity interest in Master & More Co., Ltd, which operates billboard displays in Thailand.

COMPANY STRATEGY

         Since our inception, we have focused on helping our clients distribute their marketing messages in the most efficient ways possible. We believe our ultimate success is measured by how well we assist our clients in selling their products and services. To this end, we have assembled a variety of media assets designed to provide the most efficient and cost-effective ways for our clients to reach consumers. These assets are comprised of broadcasting assets and outdoor advertising displays. In the past we have combined these assets with the talent and motivation of our entrepreneurial personnel to create strong internal growth. We plan to continue this effort in order to serve our advertisers, our listeners and viewers, and our equity and debt stakeholders.

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

         Our management believes that growth within the "out-of-home" advertising business (predominantly radio and outdoor advertising) will be strong in coming years. We believe the increasing commute times to which Americans are subjected is one factor supporting such growth. In addition, we believe that "in-home" media, including broadcast television, cable and the Internet, increasingly compete against one another for advertising revenues in the home. Therefore, we have dramatically expanded the "out-of-home" aspects of our business by continuing our growth, both internal and external, in the radio and outdoor advertising businesses.

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


RECENT DEVELOPMENTS

AMFM Inc. Merger

         AMFM is a large national radio broadcasting and related media company with operations in radio broadcasting, media representation and the Internet, which as of December 31, 1999 consisted of: a radio station portfolio that, assuming completion of announced transactions, consists of 444 radio stations (320 FM and 124 AM) in 63 markets throughout the continental United States, including 6 stations operated under time brokerage or joint sales agreements, which allow AMFM to program another person's station and/or sell the advertising; Katz Media, a full-service media representation firm that sells national spot advertising time for its clients in the radio and television industries primarily throughout the United States and for AMFM's portfolio of radio stations; and AMFM's Internet initiative which focuses on developing AMFM's Internet web sites, streaming online broadcasts of AMFM's on-air programming and other media, and promoting emerging Internet and new media concerns. In addition, AMFM owns an approximate 30% equity interest in Lamar Advertising Company, one of the largest owners and operators of outdoor advertising structures in the United States.

The AMFM Merger Agreement
         On October 2, 1999, we entered into a merger agreement with AMFM. Pursuant to the merger agreement, we will merge our wholly-owned subsidiary with and into AMFM which will survive as our wholly-owned subsidiary. Each share of AMFM common stock will convert into 0.94 shares of our common stock. Based on the number of shares outstanding as of December 31, 1999 and assuming that no additional shares of AMFM common stock are issued before the completion of the merger other than shares currently contemplated to be issued in connection with the conversion of AMFM's convertible preferred stock, we will issue approximately 202.8 million shares of our common stock in the merger to the shareholders of AMFM. Pursuant to the merger agreement, at the completion of the merger, our board of directors will be expanded to include five members who currently serve on the AMFM board of directors.

Registration Rights Agreement
         In connection with the merger agreement, we entered into a registration rights agreement with certain shareholders of AMFM. As a result of the registration rights agreement, we may be required to file registration statements with the SEC to register for resale our common stock received by such AMFM stockholders in the merger.

Shareholders Agreement
         In connection with the merger, several significant stockholders of us and AMFM entered into a shareholders agreement with us which imposes standstill and transfer restrictions on the stockholders and obligates those AMFM stockholders to take various actions regarding regulatory approvals. Mr. Thomas
O. Hicks and seven entities affiliated with Hicks, Muse, Tate & Furst Incorporated comprise the AMFM stockholders who have entered into the shareholders agreement and will sometimes be referred to as the Hicks Muse stockholders in this discussion of the shareholders agreement. Mr. Hicks and these affiliates of Hicks Muse will be entitled to receive our common stock in exchange for their AMFM common stock at the effective time of the merger. Our stockholders who have entered into the shareholders agreement include L. Lowry Mays and 4-M Partners, Ltd., a limited partnership of which Mr. L. Mays is the general partner. Mr. L. Mays and the affiliated partnership will sometimes be referred to as the L. Mays stockholders in this discussion of the shareholders agreement.

         The shareholder agreement imposes standstill and voting restrictions on the Hicks Muse stockholders and the L. Mays stockholders regarding their acquisition of our voting securities and their rights to initiate and participate in business combination transactions, tender and exchange offers, and proxy or consent solicitations following the merger.

         The Hicks Muse stockholders also agreed to facilitate the receipt of all regulatory approvals required to complete the merger by providing assistance to us, refraining from action that would hinder or delay the receipt of regulatory approvals and using their best efforts to prevent the equity interest in RCN Corporation, an affiliate of Hicks Muse, held by any of them or their affiliates from hindering or delaying the receipt of regulatory approvals. They also agreed that they and their affiliates will divest assets, terminate existing relationships and contractual arrangements and take other actions, as necessary to prevent interests in other media-related ventures held by the Hicks Muse stockholders and their affiliates from hindering our future acquisitions of additional media holdings and pursuit of media-related relationships and activities. However, we have agreed that these obligations do not require divestiture of various designated assets currently held by the Hicks Muse stockholders and their affiliates, nor do the obligations require divestiture of assets other than radio and television assets located in the U.S. and outdoor advertising located anywhere in the world but South America. These obligations continue until interests in other media-related ventures held by the Hicks Muse stockholders and their affiliates are not attributable to us under the rules and regulations of the FCC, any antitrust agency or any other governmental authority.

Conditions to the AMFM Merger
         The completion of the AMFM merger cannot occur until the satisfaction of numerous conditions, including the following:

o   the receipt of approvals from our shareholders and the shareholders of AMFM;

o   the absence of any law or court order prohibiting the merger;

o receipt of regulatory approvals under the federal communications laws and the completion of the review of the merger by the federal and state antitrust authorities; and

o receipt of a legal opinion for us and AMFM and its common shareholders that the merger will be tax-free.

         Some conditions may be waived by the company entitled to assert the condition.

Required Regulatory Approvals
         Before the merger can be completed, Clear Channel and AMFM must satisfy all regulatory requirements and obtain the approval of all regulatory agencies having jurisdiction over the merger. To facilitate the regulatory review and approval process, Clear Channel and AMFM have each agreed to promptly make all necessary filings, seek all required approvals of relevant regulatory agencies and use reasonable efforts to take all actions necessary to complete the merger. Accordingly, Clear Channel and AMFM have made their initial filings under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), and the Communications Act of 1934, as amended (the "Communications Act"). Clear Channel and AMFM will also make any other filings or submissions and seek the approval of all applicable regulatory agencies, including the FCC, the U.S. Federal Trade Commission (the "FTC"), the U.S. Department of Justice (the "DOJ"), state antitrust enforcement authorities and other governmental authorities under antitrust or competition laws as necessary.

         Furthermore, Clear Channel and AMFM will each make reasonable efforts to resolve objections to the merger raised by regulatory agencies. However, the merger agreement does not require either party to take any action for the purpose of obtaining the approval of the FCC or any governmental entity with regulatory jurisdiction over enforcement of any applicable antitrust laws if such action would have a material adverse effect on the consolidated businesses, assets or operations of Clear Channel and AMFM as a result of a material change to the Communications Act or FCC policy in enforcing the Communication Act or in the policies of any governmental entity with regulatory jurisdiction over enforcement of any applicable antitrust laws. A "material change" means a change in the Communications Act, in FCC policies in implementing or enforcing the Communications Act or in the policies of any governmental entity with regulatory jurisdiction over enforcement of any applicable antitrust laws, adopted after October 2, 1999, which impose an implicit or explicit national limit on the number of radio stations that may be owned by a person or the effect of any such changed policies or laws is to impose a national limit on the number of radio stations that may be owned by a person.

         During the regulatory review process, each party will consult with the other, permit the other to review all material communications with regulatory agencies and give the other the opportunity to participate in all conferences and meetings with regulatory agencies.

         Clear Channel and AMFM must comply with all applicable antitrust and FCC laws and regulations before the merger can be completed. The DOJ will review the potential effects of the merger on competition in the markets where the combined company will operate. If the DOJ determines that the merger will substantially reduce competition, it can challenge all or certain aspects of the merger and seek to block the merger or impose restrictive conditions on the merger. In addition, the FCC must approve the transfer of control of AMFM's FCC licenses from AMFM's existing stockholders to Clear Channel. As part of the FCC's determination whether to approve the merger, the FCC will examine whether the combined company will comply with the FCC's limits on the number of radio and television stations that a company is permitted to own in a single market. The FCC also may conduct additional ownership concentration analysis and assess its effect on competition, diversity or other FCC public interest considerations. In recent years, the practice in radio acquisitions and mergers has been for the DOJ to first resolve its issues before the FCC will grant its approval of the transaction.

         It can be a lengthy process to obtain the requisite clearances and approvals needed from the DOJ and the FCC, sometimes taking more than one year in large transactions such as the AMFM merger. Therefore, Clear Channel and AMFM quickly initiated the formal process of obtaining the required regulatory approvals. In October 1999, Clear Channel and AMFM commenced discussion with the DOJ to try to identify their specific concerns about the merger and to discuss possible solutions as early as possible and Clear Channel and AMFM filed notification and report forms required for antitrust purposes with the DOJ and the FTC on November 29, 1999. Clear Channel and AMFM filed their applications for the consent to transfer control of AMFM's FCC licenses with the FCC on November 16, 1999 (the earliest day on which Clear Channel and AMFM were permitted to file the applications).

         From the outset, Clear Channel recognized that the merger would result in the combined company exceeding FCC limitations in approximately 26 markets or geographical areas on the number of radio stations that one company may own in those particular markets or areas and also recognized that the combined company would have to divest approximately 110 to 115 stations in the aggregate in those markets or areas to comply with the FCC's numerical limits and to satisfy antitrust concerns.

         In addition, the FCC has announced its intention to conduct additional ownership concentration analysis of the merger as it relates to numerous local markets, including various markets in which AMFM, but not Clear Channel, currently operates. Five petitions to deny Clear Channel's and AMFM's applications for the merger also were filed at the FCC by various parties. The FCC is required to consider those petitions. Clear Channel and AMFM responded to those petitions and advised the FCC why those petitions should be denied. Although Clear Channel does not expect that these or any other third party petitions will be a significant obstacle to completion of the merger, Clear Channel can give no assurances in this regard. Moreover, Clear Channel's and AMFM's applications for FCC approval of necessary radio station divestitures (either to third-party buyers or to trusts), once filed, could also be subject to FCC additional ownership concentration analysis and/or petitions to deny. Such ownership concentration analysis and petitions to deny, whether currently known or encountered in the future, could delay receipt of FCC approval.

         The merger also implicates the FCC's television/radio cross-ownership rule. This rule, which was revised effective November 16, 1999, limits the number of radio stations a company may own or control in markets where the company also owns one or more television stations. The merger implicates the television/radio cross-ownership rule in approximately 23 markets or geographical areas in which Clear Channel, AMFM and/or Hicks Muse television companies operate, and the rule may require additional divestitures of Clear Channel or AMFM assets before the merger can be completed. Additionally, the merger may implicate the FCC's television duopoly rule in two markets, which limits the number of television stations a company may own or program in a single market. This rule may require further divestitures of Clear Channel or AMFM assets or termination of existing time brokerage agreements and local marketing agreements before the merger can be completed. Proposals are currently pending to restructure certain Hicks Muse television companies so that Thomas O. Hicks and others with attributable interest in AMFM would no longer be attributable to those television companies. These restructurings, if approved by the FCC and accomplished prior to the merger closing, would reduce the number of divestitures (and terminations of existing time brokerage and local marketing agreements) necessary for the merger to comply with the television/radio cross-ownership and the television duopoly rule.

         For FCC purposes, Clear Channel and AMFM must divest the necessary number of radio stations to comply with FCC limits prior to completion of the merger. If Clear Channel and AMFM cannot complete such transactions in a timely manner, Clear Channel and AMFM will have to transfer those assets or the assets of other Clear Channel or AMFM stations into an FCC approved trust prior to closing the merger.

         Clear Channel also recognized that if the DOJ had concerns about the concentration of the radio advertising market held by the combined company in those markets where the combined company would exceed the FCC's numerical limits, then Clear Channel and AMFM would have to discuss with the DOJ which stations needed to be divested to come within their antitrust guidelines. Clear Channel and AMFM also needed to determine if there were any other markets that concerned the DOJ notwithstanding that they would be within FCC guidelines in those markets. Clear Channel and AMFM currently contemplate that they may need to divest between 110 and 115 radio stations in the aggregate to satisfy antitrust concerns and comply with FCC rules. At March 13, 2000, we have signed definitive agreements to sell 110 of these radio stations for an aggregated sales price of $4.3 billion. These definitive agreements are subject to the closing of the AMFM merger, regulatory approvals and other closing conditions.

         The DOJ has issued a second request for information about the effect of the merger in affected markets. Until Clear Channel and AMFM either arrange and complete satisfactory divestitures to qualified parties, comply with the second request, or enter into a consent decree with the DOJ where Clear Channel would agree to complete the divestiture of agreed upon stations within a specified period of time following the merger, Clear Channel and AMFM will not be able to proceed with the merger for antitrust purposes. While Clear Channel agreed in the merger agreement to take any such action as may be necessary to timely complete the merger, Clear Channel and AMFM currently hope to resolve the antitrust issues without entering into any consent decrees.

         The DOJ is evaluating the competitive effects of the Clear Channel merger in several different areas, with respect to its radio broadcasting business. While Clear Channel is hopeful that the proposed divestiture of radio stations will meet all FCC multiple ownership rules and antitrust concerns regarding radio station overlaps, it is still possible that the DOJ, the FCC and/or a state antitrust agency could require Clear Channel and AMFM to divest additional assets or to agree to various operating restrictions. This could happen before or after the merger is completed. Another area being examined by the DOJ relates to the potential overlap between Clear Channel's current ownership of outdoor advertising assets and AMFM's approximate 30% ownership interest in Lamar, which also has significant outdoor advertising assets. If AMFM and Clear Channel fail to alleviate the DOJ's concerns, it is possible that the DOJ will require Clear Channel or AMFM to dispose of AMFM's interest in Lamar, sell outdoor assets in overlapping markets, or agree to various operating or other restrictions. This could happen after the merger is completed. The DOJ is also examining competition issues relating to certain television markets and AMFM's ownership interest in Z-Spanish Media Corporation. There is no guarantee that the DOJ will not raise concerns in other areas. In addition, private persons may assert antitrust claims against Clear Channel and AMFM in certain circumstances. If any of those events occur, Clear Channel may incur substantial expense in litigating any such claims and/or the combined company may be adversely affected by any operating restrictions that might be imposed upon it.

Termination of the Merger Agreement and Termination Fees
         AMFM and Clear Channel can jointly agree to terminate the merger agreement at any time without completing the merger, even after obtaining stockholder approval. In addition, either company can terminate the merger agreement if:

o   the merger is not completed by March 31, 2001;

o the stockholders of either company fail to approve such company's merger proposal;

o the board of directors of the other company withdraws or changes its recommendation; or

o   it receives and intends to accept a superior acquisition proposal.

         AMFM must pay us a termination fee of $700 million plus reasonably documented expenses up to $25 million if the merger agreement terminates under specified conditions. Similarly, we must pay AMFM a termination fee of $1 billion plus reasonably documented expenses up to $25 million if the merger agreement terminates under specified conditions.

AMFM Options and Warrants After the Merger
         We will assume all options and warrants to purchase AMFM common stock outstanding at the effective time of the merger, whether or not exercisable at the effective time of the merger, and each of these AMFM options and warrants will become an option or warrant to acquire our common stock on the same terms and conditions as were applicable prior to the effective time of the merger. We will register with the SEC and reserve for issuance a sufficient number of shares of our common stock for delivery upon the exercise of the AMFM options assumed by us in the merger.

Ownership of Clear Channel After the AMFM Merger
         Based on the number of shares outstanding as of December 31, 1999 and assuming that no additional shares of AMFM or our common stock are issued before the completion of the merger other than shares currently contemplated to be issued in connection with the conversion of AMFM's convertible preferred stock, we will issue approximately 202.8 million shares of our common stock to the shareholders of AMFM in the merger. Assuming the issuance of such number of shares of our common stock in the merger, the shares of our common stock held by our existing shareholders at the time of the merger will represent approximately 62.6% of our outstanding common stock after the merger. Based upon the same assumptions, the shares of our common stock to be received by the AMFM shareholders in the merger will represent approximately 37.4% of our common stock outstanding after the merger.

Accounting Treatment
         We expect to account for the merger as a purchase. Under this accounting method, we will record AMFM's assets and liabilities at their fair market values, and, if the purchase price exceeds the total of these fair market values, we will record this excess as goodwill. We will include the revenues and expenses of AMFM in our financial statements following the merger.

Business of AMFM

         GENERAL

         AMFM is a large national pure-play radio broadcasting and related media company with operations in radio broadcasting and media representation and growing Internet operations, which focus on developing AMFM's Internet web sites, streaming online broadcasts of AMFM's on-air programming and other media, and promoting emerging Internet and new media concerns. In addition, AMFM owns an approximate 30% equity interest in Lamar Advertising Company, one of the largest owners and operators of outdoor advertising structures in the United States.

         AMFM RADIO GROUP

         As of December 31, 1999, AMFM owned and operated, programmed or sold air time for 444 radio stations (320 FM and 124 AM) in 63 markets in the continental United States including 6 radio stations programmed under time brokerage or joint sales agreements. AMFM also operates a national radio network, The AMFM Radio Networks, which broadcasts advertising and syndicated programming shows to a national audience of approximately 68 million listeners in the United States (including approximately 59 million listeners from AMFM's portfolio of stations). The AMFM Radio Networks' syndicated programming shows include, among others, American Top 40 with Casey Kasem, Rockline, The Dave Koz Show, The Bob and Tom Morning Show and special events such as the Kentucky Derby. Additionally, AMFM operates the Chancellor Marketing Group, a full service sales promotion firm developing integrated marketing programs for Fortune 1000 companies.

The following table sets forth selected information with regard to each of AMFM's 126 AM and 330 FM radio stations that it owned and operated or programmed, or for which it sold airtime, as of December 31, 1999.

                             MARKET                         AM STATIONS*          FM STATIONS*           TOTAL*
                             ------                         ------------          ------------           ------
          ALABAMA
          Birmingham                                             1                     4                     5
          Gadsden                                                1                     1                     2
          Huntsville                                             2                     4                     6
          Montgomery                                             0                     3                     3
          Tuscaloosa                                             1                     3                     4
          ALASKA
          Anchorage                                              2                     4                     6
          Fairbanks                                              1                     3                     4
          ARIZONA
          Phoenix                                                3                     5                     8
          Tucson                                                 2                     2                     4
          Yuma                                                   1                     2                     3

                             MARKET                         AM STATIONS*          FM STATIONS*           TOTAL*
                             ------                         ------------          ------------           ------
          ARKANSAS
          Fayetteville                                           0                     4                     4
          Ft. Smith                                              1                     3                     4
          CALIFORNIA
          Fresno                                                 3                     6                     9
          Los Angeles                                            2                     5                     7(a)
          Modesto/Stockton                                       2                     4                     6(b)
          Riverside/San Bernardino                               1                     1                     2
          Sacramento                                             2                     2                     4
          San Diego                                              0                     2                     2
          San Francisco                                          2                     5                     7
          COLORADO
          Colorado Springs                                       0                     2                     2
          Denver                                                 1                     5                     6
          CONNECTICUT
          Hartford                                               1                     4                     5
          New Haven                                              0                     1                     1(b)
          DELAWARE
          Wilmington                                             2                     2                     4
          FLORIDA
          Ft. Pierce/Stuart/Vero Beach                           1                     4                     5
          Melbourne/Titusville/Cocoa Beach                       2                     3                     5
          Miami/Ft. Lauderdale                                   1                     0                     1
          Orlando                                                0                     4                     4
          Pensacola                                              0                     3                     3
          GEORGIA
          Savannah                                               2                     4                     6
          HAWAII
          Honolulu                                               3                     4                     7
          ILLINOIS
          Chicago                                                1                     5                     6
          Springfield                                            1                     2                     3
          INDIANA
          Indianapolis                                           1                     2                     3
          IOWA
          Cedar Rapids                                           0                     3                     3
          Des Moines                                             1                     2                     3
          KANSAS
          Wichita                                                0                     4                     4
          LOUISIANA
          Alexandria                                             1                     3                     4
          Baton Rouge                                            3                     3                     6
          Shreveport                                             1                     2                     3
          MARYLAND
          Frederick                                              1                     1                     2
          MASSACHUSETTS
          Boston                                                 1                     2                     3

                             MARKET                         AM STATIONS*          FM STATIONS*           TOTAL*
                             ------                         ------------          ------------           ------
          MASSACHUSETTS (CONT.)
          Springfield                                            1                     2                     3
          Worcester                                              1                     1                     2
          MICHIGAN
          Battle Creek/Kalamazoo                                 2                     2                     4
          Detroit                                                2                     5                     7
          Grand Rapids                                           1                     3                     4
          MINNESOTA
          Minneapolis/St. Paul                                   2                     5                     7
          MISSISSIPPI
          Biloxi                                                 0                     2                     2
          Jackson                                                1                     4                     5
          NEBRASKA
          Lincoln                                                0                     4                     4
          Ogallala                                               1                     2                     3
          Omaha/Council Bluffs                                   1                     3                     4
          NEW HAMPSHIRE
          Manchester                                             1                     1                     2
          Portsmouth/Dover/Rochester                             3                     4                     7
          NEW MEXICO
          Farmington                                             1                     4                     5(b)
          NEW YORK
          Albany/Schenectady/Troy                                2                     4                     6
          Nassau/Suffolk (Long Island)                           1                     1                     2
          New York City                                          0                     5                     5
          NORTH CAROLINA
          Asheville                                              1                     1                     2
          Charlotte                                              0                     3                     3
          Greensboro                                             1                     2                     3
          Raleigh                                                0                     4                     4
          Statesville                                            1                     1                     2
          OHIO
          Cincinnati                                             2                     2                     4
          Cleveland                                              3                     4                     7
          OKLAHOMA
          Lawton                                                 0                     2                     2
          PENNSYLVANIA
          Allentown                                              2                     2                     4
          Harrisburg/Lebanon/Carlisle                            1                     3                     4
          Philadelphia                                           1                     5                     6
          Pittsburgh                                             1                     5                     6
          PUERTO RICO                                            0                     8                     8(d)
          RHODE ISLAND
          Providence                                             1                     2                     3
          SOUTH CAROLINA
          Columbia                                               2                     4                     6
          Greenville                                             1                     3                     4

                             MARKET                         AM STATIONS*          FM STATIONS*           TOTAL*
                             ------                         ------------          ------------           ------
          TENNESSEE
          Jackson                                                1                     2                     3
          Nashville                                              1                     4                     5
          TEXAS
          Amarillo                                               1                     3                     4
          Austin                                                 1                     3                     4
          Beaumont                                               1                     3                     4
          Corpus Christi                                         2                     4                     6
          Dallas                                                 1                     5                     6
          Houston                                                3                     5                     8
          Killeen                                                0                     3                     3(c)
          Lubbock                                                2                     4                     6
          Lufkin                                                 1                     3                     4
          Odessa/Midland                                         0                     3                     3
          Texarkana                                              1                     3                     4
          Tyler                                                  1                     4                     5
          Victoria                                               0                     2                     2
          Waco                                                   1                     4                     5
          VERMONT
          Burlington                                             1                     3                     4(e)
          VIRGINIA
          Richmond                                               0                     4                     4
          Roanoke/Lynchburg                                      2                     7                     9
          Winchester                                             1                     2                     3
          WASHINGTON
          Richland/Kennewick/Pasco                               2                     4                     6(f)
          Spokane                                                2                     4                     6(b)
          WASHINGTON DC                                          3                     5                     8
          WEST VIRGINIA/KENTUCKY
          Huntington/Ashland                                     5                     5                     10(e)
          Wheeling                                               2                     5                     7(b)
          WISCONSIN
          Madison                                                2                     4                     6
          Milwaukee                                              1                     1                     2
                                                        ----------            ----------            ----------
                                                               126                   330                   456
                                                        ==========            ==========            ==========

----------
* AMFM currently contemplates that AMFM and Clear Channel will be required to divest as many as approximately 110 to 115 stations in the aggregate to obtain antitrust and FCC approval of the merger.

(a) Includes one FM and one AM station programmed pursuant to a local marketing agreement. AMFM does not own the FCC licenses.

(b) Includes one FM station programmed pursuant to a local marketing agreement. AMFM does not own the FCC license.

(c) Includes one FM station on which AMFM sells the commercial time pursuant to a joint sales agreement. AMFM does not own the FCC license.

(d) Includes eight FM stations that were sold subsequent to December 31, 1999.

(e) Includes one AM station programmed pursuant to a local marketing agreement. AMFM does not own the FCC license.

(f) Includes two FM stations and two AM station that were sold subsequent to December 31, 1999 and two FM stations programmed pursuant to a local marketing agreement, which was assigned to a third party subsequent to December 31, 1999.

         AMFM NEW MEDIA GROUP

         Media Representation. AMFM entered into the media representation business with the acquisition of Katz Media Group, Inc. Katz Media is a full-service media representation firm that sells national spot advertising time for its clients in the radio and television industries primarily throughout the United States and for AMFM's portfolio of stations.

         Internet Initiative. AMFM has initiated a broad-based Internet strategy intended to leverage the value of its national radio station portfolio, proprietary content, advertiser relationships and listener base. AMFM intends to develop and position Internet web sites representing AMFM's portfolio of radio stations as highly trafficked Internet destinations designed to further AMFM's relationship with its listening audience. These web sites are expected to encompass a variety of functions including online streaming of AMFM's on-air programming and other media. In addition, AMFM intends to promote emerging Internet and new media businesses.

         LAMAR ADVERTISING COMPANY INVESTMENT

         AMFM completed the sale of its outdoor advertising business to Lamar Advertising Company on September 15, 1999. Lamar is one of the largest and most experienced owners and operators of outdoor advertising structures in the United States. AMFM now owns an approximate 30% equity interest in Lamar. AMFM is required to retain the shares of Lamar class A common stock representing its 30% equity interest in Lamar until September 15, 2000.

Dame Media Acquisition

         On July 1, 1999, we closed our merger with Dame Media, Inc. Pursuant to the terms of the agreement, we exchanged approximately 954,100 shares of our common stock for 100% of the outstanding stock of Dame Media, valuing this merger at approximately $65.0 million. In addition, we assumed $32.7 million of long term debt, which was immediately refinanced utilizing our domestic credit facility. Dame Media's operations include 21 radio stations in 5 markets located in New York and Pennsylvania. We began consolidating the results of operations on July 1, 1999.

Dauphin Acquisition

         On June 11, 1999, we acquired a 50.5% equity interest in Dauphin a French company engaged in outdoor advertising. In August 1999 we completed our tender offer for over 99% of the remaining shares outstanding. At December 31, 1999, all of the shares had been surrendered for an aggregate cost of approximately $487.2 million. Dauphin's operations include approximately 103,000 outdoor advertising display faces in France, Spain, Italy, and Belgium. This acquisition is being accounted for as a purchase with resulting goodwill of approximately $449.7 million, which is being amortized over 25 years on a straight-line basis. The purchase price allocation is preliminary pending completion of appraisals and other fair value analysis of assets and liabilities, which we anticipate will be completed during the second quarter of 2000. We began consolidating the results of operations on the date of acquisition.

Jacor Merger

         On May 4, 1999, we closed our merger with Jacor. Pursuant to the terms of the agreement, each share of Jacor common stock was exchanged for 1.1573151 shares of our common stock or approximately 60.9 million shares valued at $4.2 billion. In addition, we assumed approximately $1.4 billion of Jacor's long-term debt, as well as Jacor's Liquid Yield Option Notes with a fair value of approximately $490.1 million, which are convertible into approximately 7.1 million shares of our common stock. We also assumed options, stock appreciation rights and common stock warrants with a fair value of $414.9 million, which are convertible into approximately 9.2 million shares of our common stock. We refinanced $850.0 million of Jacor's long-term debt at the closing of the merger using our credit facility. Subsequent to the merger, we tendered an additional $22.1 million of Jacor's long-term debt. Included in the purchase price of Jacor is $83 million of restricted cash related to the disposition of Jacor assets in connection with the merger. This merger has been accounted for as a purchase with resulting goodwill of approximately $3.1 billion, which is being amortized over 25 years on a straight-line basis. This purchase price allocation is preliminary pending completion of appraisals and other fair value analysis of assets and liabilities, which we anticipate will be completed during the second quarter of 2000. The results of operations of Jacor have been included in our financial statements beginning May 4, 1999.

         In order to comply with governmental directives regarding the Jacor merger, we divested certain assets valued at $205.8 million and swapped other assets valued at $35 million in transactions with various third parties, resulting in a gain on sale of stations of $138.7 million and an increase in income tax expense (at our statutory rate of 38%) of $52.0 million during 1999. We anticipate deferring the majority of this tax expense based on our ability to replace the stations sold with qualified assets. The proceeds from divestitures are being held in restricted trusts until suitable replacement properties are identified.

         The following table details the reconciliation of divestiture and acquisition activity in the restricted trust accounts:

In thousands of dollars

Restricted cash resulting from Clear Channel divestitures                       $ 201,500
Restricted cash purchased in Jacor Merger                                          83,000
Restricted cash from disposition of assets held in trust                            4,300
Restricted cash used in acquisitions                                             (246,228)
Restricted cash refunded                                                          (41,451)
Other changes to restricted cash                                                    3,228
                                                                                ---------
Restricted cash balance at December 31, 1999                                    $   4,349
                                                                                =========

SFX Entertainment, Inc. Merger

         On February 28, 2000, we entered into a definitive agreement to merge with SFX Entertainment, Inc. ("SFX"). SFX is one of the world's largest diversified promoter, producer and venue operator for live entertainment events. This merger will be a tax-free, stock-for-stock transaction. Each SFX Class A shareholder will receive 0.6 shares of our common stock for each SFX share and each SFX Class B shareholder will receive one share of our common stock for each SFX share, on a fixed exchange basis, valuing the merger at approximately $3.3 billion plus the assumption of SFX's debt. This merger is subject to regulatory and other closing conditions, including the approval from the SFX shareholders. We anticipate that this merger will close during the second half of 2000.

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

Public Offerings

         On January 21, 1999 we completed an equity offering of 1,725,000 shares of common stock. Net proceeds of $80.2 million were used to reduce the outstanding balance on our credit facility. On May 20, 1999 and June 23, 1999 we completed equity offerings of 4,997,457 shares and 1,325,300 shares of common stock, respectively. Net proceeds of $342.6 million and $90.1 million, respectively, were used to reduce the outstanding balance on our credit facility. On November 20, 1999 and December 13, 1999 we sold $900.0 million and $100.0 million principal amount, respectively, of 1.50% Senior Convertible Notes due December 1, 2002. Net proceeds of $886.3 million and $98.5 million, respectively, were used to reduce the outstanding balance on our credit facility.

         To facilitate possible future acquisitions as well as public offerings, we filed a registration statement on Form S-3 on April 12, 1999 covering a combined $2 billion of debt securities, junior subordinated debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units (the "shelf registration statement"). The shelf registration statement also covers preferred securities that may be issued from time to time by our three Delaware statutory business trusts and guarantees of such preferred securities. After completing the debt offerings during November and December 1999, the amount of securities available under the shelf registration statement at December 31, 1999 was $1.0 billion.

         On December 14, 1999 we completed a tender offer for our 10.125% Senior Subordinated Notes due June 15, 2006; 9.75% Senior Subordinated Notes due December 15, 2006; 8.75% Senior Subordinated Notes due June 15, 2007; and 8.0% Senior Subordinated Notes due February 15, 2010. An agent acting on our behalf redeemed notes with a face value of approximately $516.6 million. Cash settlement of the amount due to the agent was completed on January 14, 2000. Including premiums, discounts, and agency fees, we are recognizing approximately $13.2 million as an extraordinary charge against net income, after tax of approximately $8.1 million. Amounts due under the redeemed Senior Subordinated Notes will be disclosed in long-term debt. After redemption, approximately $1.2 million of the notes remain outstanding.

EMPLOYEES

         At February 29, 2000 we had approximately 13,800 domestic employees and 3,850 international employees: 11,600 in broadcasting operations, 5,825 in outdoor operations and 225 in corporate activities.

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

         Information relating to the operating segments of our broadcasting and outdoor advertising operations for 1999, 1998 and 1997 are included in "Note K:
Segment Data" in the Notes to Consolidated Financial Statements in Item 8 filed herewith.

         BROADCASTING

         The following table sets forth certain selected information with regard to each of our 173 AM and 336 FM radio stations; 20 television stations and four satellite television stations that we owned, programmed, or for which we sold airtime, as of December 31, 1999. Excluded from the following table are the one AM and two FM Mexican radio stations for which we provide programming to and sell airtime under exclusive sales agency arrangements.


                                                              RADIO                            TELEVISION
                                                              -----                            ----------
                                                   AM           FM                                      NETWORK
                   MARKET                       STATIONS     STATIONS     TOTAL        STATION        AFFILIATION
                   ------                       --------     --------     -----        -------        -----------
DOMESTIC:
ALABAMA
Mobile....................................        2            4 (b)       6             --               --
Mobile, AL/Pensacola, FL..................       --                       --           WPMI-TV            NBC
                                                                                     WJTC-TV (a)          UPN
ARIZONA
Phoenix...................................       --            4           4
Tucson....................................       --           --          --         KTTU-TV (b)          UPN
ARKANSAS                                                                               KLRT-TV            FOX
Little Rock...............................       --            5           5         KASN-TV (a)          UPN
CALIFORNIA
Lancaster.................................        1            2           3              --               --
Los Angeles...............................        2            4           6              --               --
Monterey..................................        2            4           6              --               --
Riverside.................................        2           --           2              --               --
San Diego.................................        3            5           8              --               --
San Francisco.............................       --            1           1              --               --
San Jose..................................       --            3           3              --               --
Santa Barbara.............................        3(f)         4(f)        7              --               --
Santa Clarita.............................        1           --           1              --               --
Thousand Oaks.............................        1           --           1              --               --
Walnut Creek..............................       --            1           1              --               --

                                                             RADIO                            TELEVISION
                                                             -----                            ----------
                                                   AM           FM                                      NETWORK
                   MARKET                       STATIONS     STATIONS     TOTAL        STATION        AFFILIATION
                   ------                       --------     --------     -----        -------        -----------
COLORADO
Denver....................................        3            5           8              --               --
Ft. Collins-Greeley.......................        2            2           4              --               --
CONNECTICUT
New Haven.................................        2            1           3             --               --
FLORIDA
Daytona Beach.............................       --            1           1             --               --
Florida Keys..............................        1 (a)        7           8             --               --
Ft. Myers.................................        2            6           8             --               --
Ft. Pierce/Vero Beach                             1            1           2             --               --
Jacksonville..............................        2 (d)        7 (d)       9          WAWS-TV             FOX
                                                                                     WTEV-TV (a)          UPN
Miami.....................................        2            5           7             --               --
Orlando...................................        2            4           6             --               --
Panama City...............................        1            5           6             --               --
Pensacola.................................       --            2 (d)       2             --               --
Sarasota..................................        2            4           6             --               --
Tallahassee...............................        1            4           5             --               --
Tampa/St. Petersburg......................        3            5           8             --               --
West Palm Beach...........................        3            3           6             --               --
GEORGIA
Atlanta...................................        2            4 (f)       6             --               --
Helen.....................................       --            1           1             --               --
Hogansville...............................        1            1           2             --               --
IDAHO
Boise.....................................        2            4           6             --               --
Idaho Falls...............................        1            1           2             --               --
Pocatello.................................        1            2           3             --               --
Twin Falls................................        1            2           3             --               --
IOWA
Ames......................................        1            1           2             --               --
Burlington................................        1            1           2             --               --
Cedar Rapids..............................        2            2           4             --               --
Des Moines................................        1            3           4             --               --
Ft. Dodge.................................        1            1           2             --               --
Ft. Madison...............................        1            1           2             --               --
KANSAS
Hoisington................................       --           --          --        KBDK-TV (e) (k)        n/a
Salina....................................       --           --          --          KAAS-TV (e)          FOX
Wichita...................................       --           --          --           KSAS-TV
                                                                                    KSCC-TV (a) (k)        FOX
KENTUCKY
Lexington.................................        2            5 (f)       7              --               --
Louisville................................        3            5           8              --               --

                                                             RADIO                            TELEVISION
                                                             -----                            ----------
                                                   AM           FM                                      NETWORK
                   MARKET                       STATIONS     STATIONS     TOTAL        STATION        AFFILIATION
                   ------                       --------     --------     -----        -------        -----------
LOUISIANA
New Orleans...............................        2            5           7              --               --
Shreveport................................        2            4 (f)       6              --               --
MARYLAND
Baltimore.................................        1            2           3              --               --
MASSACHUSETTS
Springfield...............................        2            1           3              --               --
MICHIGAN
Grand Rapids..............................        2            5           7              --               --
MINNESOTA
Bemidji...................................       --           --          --          KFTC-TV (l)          FOX
Minneapolis...............................       --           --          --            WFTC-TV            FOX
MISSISSIPPI
Jackson...................................        2            3           5              --               --
MISSOURI
St. Louis.................................        1            5           6              --               --
NEVADA
Las Vegas.................................       --            4           4              --               --
NEW MEXICO
Albuquerque...............................       --            5           5              --               --
NEW YORK
Albany....................................        2            5           7              --               --
Albany/Schenectady/Troy...................       --           --          --            WXXA-TV            FOX
Rochester.................................        2            5             7            --               --
Syracuse..................................        2            4 (f)         6            --               --
Utica.....................................        3            3             6            --               --
NORTH CAROLINA
Greensboro................................        2            2             4            --               --
Morehead City.............................        1           --               1          --               --
Raleigh-Durham............................        1            4             5            --               --
NORTH DAKOTA
Bismarck..................................        1            1             2            --               --
Grand Forks...............................        1            4             5            --               --
OHIO
Chillicothe...............................        2            2 (f)         4            --               --
Cincinnati................................        4            4             8         WKRC-TV            CBS
Cleveland.................................        1            5             6            --               --
Columbus..................................        2            3             5            --               --
Dayton....................................        1            5             6            --               --
Defiance..................................       --            1             1            --               --
Findlay...................................       --            2             2            --               --
Greenville................................       --            1             1            --               --
Hillsboro.................................        1            1             2            --               --
Lima......................................        1            3             4            --               --

                                                             RADIO                            TELEVISION
                                                             -----                            ----------
                                                   AM           FM                                      NETWORK
                   MARKET                       STATIONS     STATIONS     TOTAL        STATION        AFFILIATION
                   ------                       --------     --------     -----        -------        -----------
OHIO (CONT.)
Marion....................................        1            2             3            --               --
Sandusky..................................        1            2             3            --               --
Springfield...............................        1           --             1            --               --
Tiffin....................................        1            1             2            --               --
Toledo....................................        2            3             5            --               --
Washington Court House....................        1            1             2            --               --
Youngstown................................        3 (f)        5 (g) (d)     8            --               --
OKLAHOMA
Guymon....................................        1 (a)       --             1            --               --
Oklahoma City.............................        3 (f)        4             7            --               --
Tulsa.....................................        2            4             6         KOKI-TV            FOX
                                                                                     KTFO-TV (a)          UPN
OREGON
Corvallis.................................        3            3             6            --               --
Medford...................................        1            4             5            --               --
Portland..................................        2            3 (c)         5            --               --
PENNSYLVANIA
Allentown.................................        1            1             2            --               --
Lancaster.................................        1            1             2            --               --
Johnstown.................................        1            1             2            --               --
Newcastle.................................        2            1             3            --               --
Reading...................................        1            1             2            --               --
Harrisburg/Lebanon/Lancaster/York.........        3            3             6          WHP-TV            CBS
                                                                                     WLHY-TV (a)          UPN
Williamsport..............................        2            2             4            --               --
RHODE ISLAND                                                                           WPRI-TV            CBS
Providence................................       --            2             2       WNAC-TV (a)          FOX
SOUTH CAROLINA
Barnwell..................................        1           --             1            --               --
Charleston................................        1            4             5            --               --
Columbia..................................        1            3             4            --               --
Greenville................................        1 (b)        3             4            --               --
TENNESSEE
Cookeville................................        2            2             4           --                --
Crossville/Sparta.........................        4 (f)        2             6           --                --
Jackson...................................       --           --            --      WMTU-TV (a) (m)       UPN
McMinnville...............................        2            2             4            --               --
Memphis...................................        3            4             7         WPTY-TV            ABC
                                                                                     WLMT-TV (a)          UPN
TEXAS
Austin....................................        1            3             4           --                --
Dallas....................................       --            2             2           --                --

                                                             RADIO                            TELEVISION
                                                             -----                            ----------
                                                   AM           FM                                      NETWORK
                   MARKET                       STATIONS     STATIONS     TOTAL        STATION        AFFILIATION
                   ------                       --------     --------     -----        -------        -----------
TEXAS (CONT.)
El Paso...................................        2            3            5            --               --
Houston...................................        3 (h)        7 (d)       10            --               --
San Antonio...............................        3 (f)        4            7            --               --
UTAH
Salt Lake City............................        3            4            7            --               --
VIRGINIA
Charlottesville...........................       --            3            3            --               --
Norfolk...................................       --            4            4            --               --
Richmond..................................        3            3            6            --               --
WASHINGTON
Centralia.................................        1            1            2            --               --
Yakima....................................        2            3            5            --               --
WISCONSIN
Milwaukee.................................        1            3            4            --               --
WYOMING
Casper....................................        2 (c)        4 (j)        6            --               --
Cheyenne                                          1            4            5            --               --
INTERNATIONAL:
DENMARK
Copenhagen................................       --            2            2            --               --
                                               -----       -----        -----           ---
          Total...........................       173         336          509            24
                                               =====       =====        =====           ===

----------
* Clear Channel currently contemplates that AMFM and Clear Channel will be required to divest as many as approximately 110 to 115 stations in the aggregate to obtain antitrust and FCC approval of the merger.

(a) Station programmed pursuant to a local marketing agreement (FCC licenses not owned by Clear Channel).

(b) Station programmed by another party pursuant to a local marketing agreement.

(c) Includes one station for which Clear Channel holds a construction permit but which is not yet operating.

(d) Includes one station for which Clear Channel sells airtime pursuant to a joint sales agreement (FCC license not owned by Clear Channel).

(e) Satellite station of KSAS-TV in Wichita, Kansas.

(f) Includes one station programmed pursuant to a local marketing agreement (FCC license not owned by Clear Channel).

(g) Includes two stations programmed pursuant to local marketing agreements (FCC licenses not owned by Clear Channel).

(h) Includes two stations that are owned by CCC-Houston AM, Ltd., in which Clear Channel owns an 80% interest.

(i) Includes four AM and two FM stations programmed pursuant to a local marketing agreement (FCC license not owned by Clear Channel).

(j) Includes three stations programmed pursuant to a local marketing agreement (FCC license not owned by Clear Channel).

(k) Station for which there is a construction permit but which is not yet operating.

(l) Satellite station of WFTC-TV in Minneapolis, Minnesota.

(m) Satellite station of WLMT-TV in Memphis, Tennessee.

         Clear Channel also owns the Kentucky News Network based in Louisville, Kentucky, the Virginia News Network based in Richmond, Virginia, the Oklahoma News Network based in Oklahoma City, Oklahoma, the Voice of Southwest Agriculture Network based in San Angelo, Texas, the Clear Channel Sports Network based both in College Station, Texas, and Des Moines, Iowa, the Alabama Radio Network based in Birmingham, Alabama, the Tennessee Radio Network based in Nashville, Tennessee, the Florida Radio Network based in Orlando, Florida, the University of Florida Sports Network based in Gainesville, Florida and Orlando, Florida, and the Penn State Sports Network based in State College, Pennsylvania.

         Clear Channel produces more than 100 syndicated programs and services for more than 6,500 radio stations including Rush Limbaugh, The Dr. Laura Schlessinger Show and The Rick Dees Weekly Top 40, which are three of the top rated radio programs in the United States.

         In addition, we own a 50% equity interest in the Australian Radio Network Pty., Ltd., which operates ten radio stations in Australia, a 33% equity interest in the New Zealand Radio Network, which operates 52 radio stations throughout New Zealand, a 50% equity interest in Radio Bonton, a.s., which operates a radio station in the Czech Republic, a 40% equity interest in Group Acir Communicaciones, S.A. de C. V., which operates or is affiliated with 157 radio stations in Mexico, a 32% interest in Golden Rose, which operates two radio stations in England, a 50% interest in Radio 1, which operates seven in Norway and a 26% non-voting equity interest in Hispanic Broadcasting Corporation, a leading domestic Spanish-language broadcaster which operates 39 radio stations in 12 domestic markets.

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

         We purchase the broadcast rights for the majority of our television programming for our FOX and UPN affiliates from various syndicators. We compete with other television stations within each market for these broadcast rights. These programming costs are expected to increase slightly in the foreseeable future.

         The primary sources of programming for our ABC, CBS and NBC affiliated television stations are their respective networks, which produce and distribute programming in exchange for each station's commitment to air the programming at specified times and for commercial announcement time during the programming. For 1999, the FOX, NBC and ABC networks' primary programming was intended to appeal primarily to a target audience of 18-49 year old adults, while the CBS network's primary programming was intended to appeal primarily to a target audience of 25-54 year old adults.

         The second source of programming is the production of local news programming on the FOX, CBS, ABC and NBC affiliate stations in Jacksonville, Florida; Harrisburg, Pennsylvania; Memphis, Tennessee; Mobile, Alabama; Providence, Rhode Island; Cincinnati, Ohio; and Albany, New York. Local news programming traditionally has appealed to a target audience of adults 25 to 54 years of age. Because these viewers generally have increased buying power relative to viewers in other demographic groups, they are one of the most sought-after target audiences for advertisers. With such programming, these stations are able to attract advertisers to which they otherwise would not have access.

         Each FOX station other than WXXA-TV Albany, New York, which expired in December 1999, is currently operating under the current contract, which expired December 31, 1998. However, we are currently negotiating a new ten year contract that we anticipate signing in 2000. Based on the performance of our FOX-affiliated stations to date, we expect we will continue to be able to renew our FOX contracts, although no assurances in this regard can be given. The network affiliation agreements with ABC (for WPTY-TV in Memphis, Tennessee, effective December 1, 1995), CBS (for WHP-TV in Harrisburg, Pennsylvania, renewed and effective December 18, 1995), NBC (for WPMI-TV in Mobile, Alabama, effective January 1, 1996) and UPN (for KTTU-TV in Tucson, Arizona, entered into in 1995) run for ten-year terms. Also, WTEV, WLMT, WJTC, KTFO, WLYH, and KASN hold network affiliation agreements with UPN which expire on December 31, 2002.

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

         OUTDOOR ADVERTISING

The following table sets forth certain selected information with regard to our outdoor advertising display faces as of December 31, 1999.

                                                                                         TOTAL
                                                                                        DISPLAY
                MARKET                                                                 FACES (a)
                ------                                                                 ---------
       DOMESTIC:
       ARIZONA
       Phoenix....................................................................           375
       Tucson.....................................................................         1,421
       CALIFORNIA
       Los Angeles (b)............................................................        12,213
       North California (c).......................................................         4,941
       DELAWARE
       Wilmington.................................................................         1,043
       FLORIDA
       Tampa - St. Petersburg.....................................................         2,520
       Atlantic Coast.............................................................           827
       Orlando....................................................................         1,930
       Jacksonville...............................................................         1,045
       Miami......................................................................         2,004
       Ocala - Gainesville........................................................         1,051
       GEORGIA
       Atlanta....................................................................         2,089
       ILLINOIS
       Chicago....................................................................        11,521
       INDIANA
       Indianapolis...............................................................         1,636
       IOWA
       Des Moines.................................................................           635
       MARYLAND
       Baltimore..................................................................         4,480

                                                                                         TOTAL
                                                                                        DISPLAY
                MARKET                                                                 FACES (a)
                ------                                                                 ---------
       MARYLAND (CONT.)
       Salisbury - Ocean City.....................................................         1,112
       Washington, DC.............................................................         1,398
       MICHIGAN
       Detroit....................................................................           166
       MINNESOTA
       Minneapolis................................................................         1,746
       NEW YORK
       New York...................................................................         2,910
       Hudson Valley..............................................................           410
       OHIO
       Cleveland (d)..............................................................         2,273
       PENNSYLVANIA
       Philadelphia...............................................................        14,453
       SOUTH CAROLINA
       Myrtle Beach...............................................................         1,272
       TENNESSEE
       Chattanooga................................................................         1,593
       Memphis....................................................................         2,450
       TEXAS
       Dallas.....................................................................         4,748
       San Antonio................................................................         3,353
       Houston....................................................................         4,961
       El Paso....................................................................         1,290
       WISCONSIN
       Milwaukee..................................................................         1,678
       OTHER OUT-OF-HOME
       Various....................................................................        31,653
       UNION PACIFIC SOUTHERN PACIFIC(E)
       Various....................................................................         5,900
       INTERNATIONAL:
       Australia - New Zealand....................................................         7,692
       Belgium....................................................................        15,684
       Canada.....................................................................           252
       China......................................................................        13,806
       Denmark....................................................................         5,932
       Finland....................................................................         1,618
       France.....................................................................       109,955
       Great Britain..............................................................        43,572
       Hong Kong..................................................................         2,400
       India......................................................................             5
       Ireland....................................................................         5,559
       Italy......................................................................         5,742
       Norway.....................................................................        26,510
       Peru.......................................................................           498

                                                                                         TOTAL
                                                                                        DISPLAY
                MARKET                                                                 FACES (a)
                ------                                                                 ---------
       INTERNATIONAL (CONT.)
       Poland.....................................................................         6,635
       Singapore..................................................................           566
       Spain......................................................................         5,824
       Sweden.....................................................................        15,860
       Switzerland................................................................        12,775
       Taiwan.....................................................................         1,606
       Thailand...................................................................           388
       Turkey.....................................................................         1,733
       Small Transit displays (f) ................................................       137,448
                                                                                       ---------
                 Total............................................................       555,157
                                                                                       =========

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

(b) Includes Los Angeles, San Diego, Orange, Riverside, San Bernardino and Ventura counties.

(c) Includes San Francisco, Oakland, San Jose, Santa Cruz, Sacramento and Solano counties.

(d) Includes Akron and Canton.

(e) Represents licenses managed under Union Pacific Southern Pacific License Management Agreement.

(f) Represents small display faces on the interior and exterior of various public transportation vehicles.

DOMESTIC:
         The outdoor advertising industry is comprised of several large outdoor advertising and media companies with operations in multiple markets, as well as many smaller and local companies operating a limited number of structures in a single or few local markets. While the industry has experienced some consolidation within the past few years, the Outdoor Advertising Association of America estimates that there are still approximately 800 companies in the outdoor advertising industry operating approximately 396,000 billboard displays. We expect the trend of consolidation in the outdoor advertising industry to continue.

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

o Premier Panels(TM) generally are 12 feet high by 25 feet wide and have vinyl wrapped around the display face. Premier Panels (TM) are built on superior 30-sheet poster locations that deliver a "bulletin-like" display. We also offer unique Premier Plus (TM) panels, 25 feet high by 25 feet wide (625 square feet), which consist of two stacked 30-sheet posters that are converted into one larger individual display face.

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

INTERNATIONAL:
         We have operations in Europe, South America and Asia with a presence in over 23 countries operating more than 300,000 outdoor advertising faces and over 100,000 transport-advertising panels. Our goal is to develop strong, autonomous business units in each country, which are managed by local people, reflecting local advertising requirements. During the past year, our main focus has been on building our outdoor advertising businesses in Europe. In each of our separate country markets we compete with a broad range of local and international outdoor advertising companies. Our aim is to consolidate each market and develop a combination of billboard, street furniture and transit media for our advertisers.

         We operate the following types of outdoor advertising billboards and displays:

o Billboards vary by market and location. Billboards are located in towns and city centers, and on the arterial roads which surround them. They vary in size from 40 feet wide by 10 feet high to 12 feet wide by 10 feet high. Some of our billboards are illuminated, and located at busy traffic interchanges to offer maximum visual impact to vehicular audiences. Billboards are mounted on the sides of buildings, or are constructed as free-standing structures.

o Transit advertising incorporates all advertising on or in transit systems, including the interiors and exteriors of buses, advertising at rail stations and on / in trains, trams and taxis and airport advertising. Transit advertising posters range from vinyl sheets, which are applied directly to transit vehicles, to billboards and panels mounted in station or airport locations.

o Street furniture panels are developed and marketed under our global Adshel brand. Street furniture panels include bus shelters, free standing units, pillars and columns. The most numerous are bus shelters which measure 5.5 feet high by 3.5 feet wide, are back illuminated and reach vehicular and pedestrian audiences. Street furniture is growing in popularity with local authorities.

         Billboards are generally mounted on structures we own and are located ion sites that are either owned or leased by us. Lease contracts are negotiated with both public and private landlords. Street furniture contracts are usually won in a competitive tender and last between 10 and 15 years. Tenders are won on the basis of revenues and community-related products offered to municipalities, including bus shelters, public toilets and information kiosks. Transit advertising contracts are negotiated with public transit authorities and private transit operators, either on a fixed revenue guarantee or a revenue-share basis.

         We target a broad range of advertisers with specific arguments about the efficacy of outdoor media in meeting their communications needs. Strong outdoor categories include food and drink, fashion, automotive, telecommunications and other media providers. In most of our international markets, our sales are predominantly to national advertisers. However, we are increasing our efforts to develop local outdoor advertising sales, targeting local and regional press advertisers.

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

         The 1996 Act also significantly changed both the process for renewal of broadcast station licenses and the broadcast ownership rules. The 1996 Act established a "two-step" renewal process that limits the FCC's discretion to consider applications filed in competition with an incumbent's renewal application. The 1996 Act also substantially liberalized the national broadcast ownership rules, eliminating the national radio limits and easing the national restrictions on TV ownership. The 1996 Act also relaxed local radio ownership restrictions, but left local TV ownership restrictions in place pending further FCC review.

         This new regulatory flexibility has engendered aggressive local, regional, and/or national acquisition campaigns. Removal of previous station ownership limitations on leading media companies, such as existing networks and major station groups, has increased sharply the competition for and the prices of attractive stations.

License Grant and Renewal

         Prior to the passage of the 1996 Act, television and radio broadcasting licenses generally were granted or renewed for periods of five and seven years, respectively, upon a finding by the FCC that the "public interest, convenience, and necessity" would be served thereby. At the time an application is made for renewal of a television or radio license, parties in interest may file petitions to deny the application, and others may object informally to grant of the application. Such parties, including members of the public, may comment upon matters related to whether renewal is warranted, including the service the station has provided during the preceding license term. Prior to passage of the 1996 Act, any person or entity also was permitted to file a competing application for authority to operate on the station's channel and replace the incumbent licensee. Renewal applications were granted without a hearing if there were no competing applications and if issues raised by petitioners to deny or informal objectors to such applications were not serious enough to cause the FCC to order a hearing. If competing applications were filed, or if sufficiently serious issues were raised by a petitioner or objector, a full comparative hearing was required.

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

In making its determination, the FCC may still consider petitions to deny and informal objections, and may order a hearing if such petitions or objections raise sufficiently serious issues, but cannot consider whether the public interest would be better served by a person or entity other than the renewal applicant. Instead, under the 1996 Act, competing applications for the same frequency may be accepted only after the FCC has denied an incumbent's application for renewal of license.

         Although in the vast majority of cases broadcast licenses are renewed by the FCC even when petitions to deny or informal objections are filed, there can be no assurance that any of our stations' licenses will be renewed at the expiration of their terms.

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

         The 1996 Act completely revised the television and radio ownership rules via changes the FCC implemented in two orders issued on March 8, 1996. With respect to television, the 1996 Act and the FCC's subsequently issued orders eliminated the 12-station national limit for station ownership and increased the national audience reach limitation from 25% to 35%. On a local basis, however, the 1996 Act did not alter current FCC rules prohibiting an individual or entity from holding an attributable interest in more than one television station in a market. The 1996 Act did require the FCC to conduct a rulemaking proceeding, however, to determine whether to retain or modify this so-called "TV duopoly rule," including narrowing the rule's geographic scope and permitting some two-station combinations at least in certain (large) markets. In August 1999, the FCC completed this rulemaking and adopted a revised TV duopoly rule. Under the new rule, permissible common ownership of television stations is dictated by Nielsen Designated Market Areas, or "DMAs." A company may own two television stations in a DMA if the stations' Grade B contours do not overlap. Conversely, a company may own television stations in separate DMAs even if the stations' service contours do overlap. Conversely, a company may own television stations in separate DMAs even if the stations' service contours do overlap. Furthermore, a company may own two television stations in a DMA with overlapping Grade B contours if (i) at least eight independently owned and operating full-power television stations will remain in the DMA after the combination; and
(ii) at least one of the commonly owned stations is not among the top four stations in the market in terms of audience share. The FCC will presumptively waive these criteria and allow the acquisition of a second same-market television station where the station being acquired is shown to be "failed" or "failing" (under specific FCC definitions of those terms), or authorized but unbuilt. A buyer seeking such a waiver must also demonstrate that it is the only buyer ready, willing, and able to operate the station, and that sale to an out-of-market buyer would result in an artificially depressed price.

         With respect to radio licensees, the 1996 Act and the FCC's subsequently issued rule changes eliminated the national ownership restriction, allowing one entity to own nationally any number of AM or FM broadcast stations. The 1996 Act and the FCC's implementing rules also greatly eased local radio ownership restrictions. The maximum allowable number of stations that may be commonly owned in a market varies depending on the number of radio stations within that market, as determined using a method prescribed by the FCC. In markets with more than 45 stations, one company may own, operate, or control eight stations, with no more than five in any one service (AM or FM). In markets of 30-44 stations, one company may own seven stations, with no more than four in any one service; in markets with 15-29 stations, one entity may own six stations, with no more than four in any one service. In markets with 14 commercial stations or less, one company may own up to five stations or 50% of all of the stations, whichever is less, with no more than three in any one service. These new rules permit common ownership of substantially more stations in the same market than did the FCC's prior rules, which at most allowed ownership of no more than two AM stations and two FM stations even in the largest markets.

         Irrespective of FCC rules governing radio ownership, however, the Antitrust Division of the United States Department of Justice and the Federal Trade Commission have the authority to determine that a particular transaction presents antitrust concerns. Following the passage of the 1996 Act, the Antitrust Division has become more aggressive in reviewing proposed acquisitions of radio stations, particularly in instances where the proposed acquirer already owns one or more radio stations in a particular market and seeks to acquire another radio station in the same market. The Antitrust Division has, in some cases, obtained consent decrees requiring radio station divestitures in a particular market based on allegations that acquisitions would lead to unacceptable concentration levels. The FCC has also been more aggressive in independently examining issues of market concentration when considering radio station acquisitions. The FCC has delayed its approval of numerous proposed radio station purchases by various parties because of market concentration concerns, and generally will not approve radio acquisitions where the Antitrust Division has expressed concentration concerns, even if the acquisition complies with the FCC's numerical station limits. Moreover, in recent months the FCC has followed a policy of giving specific public notice of its intention to conduct additional ownership concentration analysis, and soliciting public comment on "the issue of concentration and its effect on competition and diversity," with respect to certain applications for consent to radio station acquisitions (including our application for approval of our merger with AMFM as it relates to various local markets) based on advertising revenue shares or other criteria.

         In 1992, the FCC adopted rules with respect to so-called local marketing agreements, or "LMAs", by which the licensee of one radio station provides substantially all the programming for another licensee's station in the same market and sells all of the advertising within that programming. Under these rules, in determining the number of radio stations that a single entity may control, an entity that owns one or more radio stations in a market and programs a station in the same market pursuant to an LMA is required, under certain circumstances, to count the LMA station toward its local radio ownership limits even though it does not own the station. As a result, in a market where we own one or more radio stations, we generally cannot provide programming under an LMA to another radio station if we cannot acquire that station under the local radio ownership rules.

         In August 1999, the FCC adopted rules for television LMAs similar to those that govern radio LMAs. As is the case for radio LMAs, an entity that owns a television station and programs more than 15% of the broadcast time on another television station in the same market is now required to count the LMA station toward its television ownership limits even though it does not own the station. Thus, in the future with respect to markets in which we own television stations, we generally will not be able to enter into an LMA with another television station in the same market if we cannot acquire that station under the revised television duopoly rule.

         In adopting these new rules concerning television LMAs, however, the FCC provided "grandfathering" relief for LMAs that were in effect at the time of the rule change. Television LMAs that were in place at the time of the new rules and were entered into before November 5, 1996, were allowed to continue at least through 2004, when the FCC is scheduled to undertake a comprehensive review and re-evaluation of its broadcast ownership rules. Such LMAs entered into after November 5, 1996, were allowed to continue until August 5, 2001, at which point they must be terminated unless they comply with the revised television duopoly rule.

         We provide programming under LMAs to television stations in eight markets where we also own a television station. In one additional market, a third party which owns a television station in that market also programs our station under an LMA. Each of our television LMAs was entered into before November 5, 1996. Therefore, under the FCC's August 1999 decision, each of our television LMAs is permitted to continue through at least the year 2004. Moreover, beginning in September 2000, we will have the opportunity to obtain permanent grandfathering of our television LMAs by demonstrating to the FCC, among other things, the public interest benefits the LMAs have produced and the extent to which the LMAs have enabled the stations involved to convert to digital operation. Finally, in five markets in which we own a television station and program a second station under an LMA, the FCC's revised television duopoly rule permits us to own two television stations. Accordingly, we have applied for FCC approval to acquire our LMA stations in these five markets.

         A number of cross-ownership rules pertain to licensees of television and radio stations. FCC rules, the Communications Act or both generally prohibit an individual or entity from having an attributable interest in both a television station and a daily newspaper or cable television system that is located in the same market served by the television station.

         Prior to August 1999, FCC rules also generally prohibited common ownership of a television station and one or more radio stations in the same market, although the FCC in many cases allowed such combinations under waivers of the rule. In August 1999, however, the FCC comprehensively revised its radio/television cross-ownership rule. The revised rule permits the common ownership of one television and up to seven same-market radio stations, or up to two television and six same-market radio stations, if the market will have at least twenty separately owned broadcast, newspaper and cable "voices" after the combination. Common ownership of up to two television and four radio stations is permissible when ten "voices" will remain, and common ownership of up to two television and one radio station is permissible in all markets regardless of voice count. The radio/television limits, moreover, are subject to the compliance of the television and radio components of the combination with the television duopoly rule and the local radio ownership limits, respectively. Waivers of the radio/television cross-ownership rule are available only where the station being acquired is "failed" (i.e., off the air for at least four months or involved in court-supervised involuntary bankruptcy or insolvency proceedings). A buyer seeking such a waiver must also demonstrate that it is the only buyer ready, willing, and able to operate the station, and that sale to an out-of-market buyer would result in an artificially depressed price.

         There are nine markets where we own both radio and television stations under temporary and conditional waivers of the prior radio/television cross-ownership rule. In some of these markets, the number of radio stations we own complies with the limit imposed by the revised rule, and we have asked the FCC to permanently authorize our common ownership of our radio and television stations in such markets. In those markets where our number of radio stations exceeds the limit under the revised rule, we are nonetheless authorized to retain our present television/radio combinations at least until 2004, when the FCC is scheduled to undertake a comprehensive review and re-evaluation of its broadcast ownership rules. As with grandfathered television LMAs, beginning in September 2000 we will have the opportunity to obtain permanent authorization for our non-compliant radio/television combinations by demonstrating to the FCC, among other things, the public interest benefits the combinations have produced and the extent to which the combinations have enabled the television stations involved to convert to digital operation.

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

         The 1996 Act did not alter the FCC's newspaper/broadcast cross-ownership restrictions. However, the FCC is considering whether to change the policy pursuant to which it considers waivers of the radio/newspaper cross-ownership rule. Finally, the 1996 Act and the FCC's subsequently issued rule changes revised the long-standing "dual network" rule to permit television broadcast stations to affiliate with an entity that maintains two or more networks, unless the combination is composed of (a) two of the four existing networks (ABC, CBS, NBC or FOX) or (b) any of the four existing networks and one of the two emerging networks (WB or UPN).

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

         Under the FCC's ownership rules, a direct or indirect purchaser of certain types of our securities could violate FCC regulations or policies if that purchaser owned or acquired an "attributable" interest in other media properties in the same areas as stations owned by us or in a manner otherwise prohibited by the FCC. All officers and directors of a licensee and any direct or indirect parent, as well as general partners, limited partners and limited liability company members who are not properly "insulated" from management activities, and stockholders who own five percent or more of the outstanding voting stock of a licensee, either directly or indirectly, generally will be deemed to have an attributable interest in the license. Certain institutional investors who exert no control or influence over a licensee may own up to twenty percent of such outstanding voting stock before attribution occurs. Under current FCC regulations, debt instruments, non-voting stock, properly insulated limited partnership and limited liability company interests as to which the licensee certifies that the interest holders are not "materially involved" in the management and operation of the subject media property, and voting stock held by minority stockholders in cases in which there is a single majority stockholder generally are not subject to attribution unless such interests implicate the FCC's recently-adopted "equity/debt plus," or "EDP," rule. Under the EDP rule, an aggregate interest in excess of 33% of a licensee's total asset value (equity plus debt) is attributable if the interest holder is either a major program supplier (providing over 15% of the licensee's station's total weekly broadcast programming hours) or a same-market media owner (including broadcasters, cable operators, and newspapers). To the best of our knowledge at present, none of our officers, directors or five percent stockholders holds an interest in another television station, radio station, cable television system or daily newspaper that is inconsistent with the FCC's ownership rules and policies.

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

Other Regulations Affecting Broadcast Stations

         General. The FCC has significantly reduced its past regulation of broadcast stations, including elimination of formal ascertainment requirements and guidelines concerning amounts of certain types of programming and commercial matter that may be broadcast. There are, however, FCC rules and policies, and rules and policies of other federal agencies, that regulate matters such as network-affiliate relations, the ability of stations to obtain exclusive rights to air syndicated programming, cable systems' carriage of local television stations and of syndicated and network programming on distant stations, political advertising practices, application procedures and other areas affecting the business or operations of broadcast stations.

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

         Closed Captioning. The FCC has adopted rules requiring closed captioning of broadcast television programming. The rules require generally that
(i) 100% of all new programming first published or exhibited on or after January 1, 1998 must be closed captioned within eight years, and (ii) 75% of "old" programming which first aired prior to January 1, 1998 must be closed captioned within 10 years, subject to certain exemptions.

         Television Violence. The 1996 Act contains a number of provisions relating to television violence. First, pursuant to the 1996 Act, the television industry has developed a ratings system which the FCC has approved. Furthermore, also pursuant to the 1996 Act, the FCC has adopted rules requiring certain television sets to include the so-called "V-chip," a computer chip that allows blocking of rated programming. Under these rules, half of all television receiver models with picture screens 13 inches or greater were required to have the "V-chip" by July 1, 1999, and all such models were required to have the "V-chip" by January 1, 2000. In addition, the 1996 Act requires that all television license renewal applications filed after May 1, 1995 contain summaries of written comments and suggestions received by the station from the public regarding violent programming.

Recent Developments, Proposed Legislation and Regulation

         Equal Employment Opportunity. In April 1998, the U.S. Court of Appeals for the D.C. Circuit concluded that the affirmative action requirements of the FCC's Equal Employment Opportunity ("EEO") regulations were unconstitutional. The FCC responded to the court's ruling in September 1998 by suspending its requirements for the filing by broadcasters of annual employment reports and program reports. In January 2000, the FCC adopted new EEO rules, which (1) require broadcast licensees to widely disseminate information about job openings to all segments of the community; and (2) give broadcasters the choice of implementing two FCC-suggested supplemental recruitment measures or, alternatively, designing their own broad recruitment/outreach program. The Commission also reinstated its requirement that broadcasters file annual employment reports and other EEO-related forms with the FCC.

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

         The 1992 Cable Act was amended in several important respects by the 1996 Act. Most notably, as discussed above, the 1996 Act repealed the cross-ownership ban between cable and telephone entities and the FCC's former video dialtone rules. These actions, among other regulatory developments, permit involvement by telephone companies in providing video services. We cannot predict the impact that telephone company entry into video programming will have upon the broadcasting industry.

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

         Digital television channels will generally be located in the range of channels from channel 2 through channel 51. Stations must construct their DTV facilities and be on the air with a digital signal according to a schedule by the FCC based on the type of station and the size of the market in which it is located. For example, all ABC, CBS, NBC and FOX network affiliates in the 10 largest markets were required to be on the air with a digital signal by May 1, 1999. Affiliates of the four major networks in the top 30 markets were required to be transmitting digital signals by November 1, 1999. (Our WFTC-TV in Minneapolis, Minnesota is awaiting a construction permit for its DTV facilities from the FCC and, therefore, did not meet this deadline.) All other commercial broadcasters must follow suit by May 1, 2002.

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

         The FCC is currently considering whether cable television system operators should be required to carry local stations' digital television signals in addition to the currently required carriage of such stations' analog signals. In July 1998, the FCC issued a Notice of Proposed Rulemaking posing seven different options for the carriage of digital signals and solicited comments from all interested parties. The FCC has yet to issue a decision on this matter.

         The FCC also is considering the impact of low power television ("LPTV") stations on digital broadcasting. Currently, stations in the LPTV service are authorized with "secondary" frequency use status, and, as such, may not cause interference to, and must accept interference from, full service television stations. With the conversion to DTV now underway, LPTV stations, which already were required to protect existing analog television stations, are now required to protect the new DTV stations and allotments as well. Thus, if an LPTV station causes interference to a new DTV station, the LPTV station must either find a suitable replacement channel or, if unable to do so, cease operating. In recognition of the consequences the DTV transition could have on many LPTV stations, legislation enacted in November 1999 created a new "Class A" LPTV service that will afford some measure of primary status (i.e., interference protection) to certain qualifying LPTV stations. Thus, in the future, full service television stations will have to provide interference protection to all LPTV stations certified as Class A. In accordance with the recently enacted law, in January 2000, the FCC sought comment on proposed rules for the new Class A television service. Congress has directed the FCC to finalize its rules by March 28, 2000. We cannot predict the form of the new rules or the impact of such rules on our operation.

         In December 1999, the FCC commenced a proceeding seeking comment on the public interest obligations of digital television broadcasters. Specifically, the Commission is requesting information in four general areas: (1) the new flexibility and capabilities of digital television, such as multiple channel transmission; (2) service to local communities in terms of providing information on public interest activities and disaster relief; (3) enhancing access to the media by persons with disabilities and using DTV to encourage diversity in the digital era; and (4) enhancing the quality of political discourse. The FCC stated that it was not proposing new rules or policies, but merely seeking to create a forum for public debate on how broadcasters can best serve the public interest during and after the transition to DTV.

         Implementation of digital television will improve the technical quality of television signals received by viewers and will give television broadcasters the flexibility to provide new services, including high definition television or multiple programs of standard definition television and data transmission. However, the implementation of digital television will also impose substantial additional costs on television stations because of the need to replace equipment and because some stations will need to operate at higher utility costs. There can be no assurance that our television stations will be able to increase revenue to offset such costs. In addition, the 1996 Act allows the FCC to charge a spectrum fee to broadcasters who use the digital spectrum to offer subscription-based services. The FCC has adopted rules that require broadcasters to pay a fee of 5% of gross revenues received from ancillary or supplementary uses of the digital spectrum for which they charge subscription fees. We cannot predict what future actions the FCC might take with respect to digital television, nor can we predict the effect of the FCC's present digital television implementation plan or such future actions on our business. We will incur considerable expense in the conversion to digital television and are unable to predict the extent or timing of consumer demand for digital television services.

         Digital Audio Radio Service. In January 1995, the FCC adopted rules to allocate spectrum for satellite digital audio radio service. Satellite digital audio radio service systems potentially could provide for regional or nationwide distribution of radio programming with fidelity comparable to compact discs. The FCC has issued two authorizations to launch and operate satellite digital audio radio service. The FCC also has undertaken an inquiry regarding rules for the terrestrial broadcast of digital audio radio service signals, addressing, among other things, the need for spectrum outside the existing FM band and the role of existing broadcasters. We cannot predict the impact of either satellite digital audio radio service or terrestrial digital audio radio service on our business.

         Low Power FM Radio Service. In January 2000, the FCC created two new classes of noncommercial low power FM radio stations ("LPFM"). One class (LP100) will operate with a maximum power of 100 watts and a service radius of about 3.5 miles. The other class (LP10) will operate with a maximum power of 10 watts and a service radius of about 1 to 2 miles. In establishing the new LPFM service, the FCC said that its goal is to create a class of radio stations designed "to serve very localized communities or underrepresented groups within communities." We cannot predict the impact of low power FM radio stations on our business.

         Direct Broadcast Satellite Systems. There are currently in operation several direct broadcast satellite systems that serve the United States, and it is anticipated that additional systems will become operational over the next several years. Direct broadcast satellite systems provide programming on a subscription basis to those who have purchased and installed a satellite signal receiving dish and associated decoder equipment. Direct broadcast satellite systems claim to provide visual picture quality comparable to that found in movie theaters and aural quality comparable to digital audio compact discs. We cannot predict the impact of direct broadcast satellite systems on our business.

         Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of our broadcast properties. In addition to the changes and proposed changes noted above, such matters include, for example, the license renewal process, spectrum use fees, political advertising rates, and potential restrictions on the advertising of certain products such as beer and wine. Other matters that could affect our broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as direct broadcast satellite service, the continued establishment of wireless cable systems and low power television stations, digital television and radio technologies, the establishment of a low power FM radio service, and the advent of telephone company participation in the provision of video programming service.

         The foregoing is a brief summary of certain provisions of the Communications Act, the 1996 Act, the 1992 Cable Act, and specific regulations and policies of the FCC thereunder. This description does not purport to be comprehensive and reference should be made to the Communications Act, the 1996 Act, the 1992 Cable Act, the FCC's rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of broadcast stations. Proposals for additional or revised regulations and requirements are pending before and are being considered by Congress and federal regulatory agencies from time to time. Also, various of the foregoing matters are now, or may become, the subject of court litigation, and we cannot predict the outcome of any such litigation or its impact on our broadcast business.

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

Tobacco and Alcohol Advertising

         Regulations, potential legislation and recent settlement agreements related to outdoor tobacco advertising could have a material adverse effect on our operations. The major U.S. tobacco companies that are defendants in numerous class action suits throughout the country recently reached an out-of-court settlement with 46 states that includes a ban on outdoor advertising of tobacco products. The settlement agreement was finalized on November 23, 1998, but must be ratified by the courts in each of the 46 states participating in the settlement. In addition to the mass settlement, the tobacco industry previously had come to terms with the remaining four states individually. The terms of such individual settlements also included bans on outdoor advertising of tobacco products. The elimination of billboard advertising by the tobacco industry will cause a reduction in our direct revenues from such advertisers and may simultaneously increase the available space on the existing inventory of billboards in the outdoor advertising industry. This industry-wide increase in space may in turn result in a lowering of outdoor advertising rates or limit the ability of industry participants to increase rates for some period of time. For the year ended December 31, 1999, approximately 1.5% of our revenues came from the outdoor advertising of tobacco products.

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

FINANCIAL LEVERAGE

         We currently use a significant portion of our operating income for debt service. Our leverage could make us vulnerable to an increase in interest rates or a downturn in the operating performance of our broadcast properties or outdoor advertising properties or a decline in general economic conditions. At December 31, 1999, we had borrowings under our credit facility and other long-term debt outstanding of approximately $4.1 billion and shareholders' equity of $10.1 billion. We expect to continue to borrow funds to finance acquisitions of broadcasting and outdoor advertising properties, as well as for other purposes. We may borrow up to $2 billion under our domestic credit facility at floating rates currently equal to the London InterBank Offered Rate plus .40% and an additional $1 billion under our multi-currency credit facility at floating rates currently equal to the London InterBank Offered Rate plus
 .625%.

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

INTERNATIONAL BUSINESS RISKS

         Doing business in foreign countries carries with it certain risks that are not found in doing business in the United States. We currently derive a portion of our revenues from international radio and outdoor operations in Europe, Asia, Mexico, Australia and New Zealand. The risks of doing business in foreign countries which could result in losses against which we are not insured include:

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

OUR SYSTEMS MUST BE YEAR 2000 COMPLIANT

         We are exposed to the risk that the year 2000 issue could cause system failures or miscalculations in our broadcasting, outdoor and corporate locations which could cause disruptions of operations, including, among other things, a temporary inability to produce broadcast signals, process financial transactions, or engage in similar normal business activities. As a result, we determined that we were required to modify or replace portions of our software and certain hardware so that those systems would properly utilize dates beyond December 31, 1999. We did not experience any significant system failures at the turning of the new millennium. We presently believe that with our modifications or replacements of existing software and certain hardware, the year 2000 issue has been mitigated. The amounts incurred and expensed for developing and carrying out the plans to complete the year 2000 modifications did not have a material effect on our operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000."


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


ITEM 2.  PROPERTIES

         Our corporate headquarters is in San Antonio, Texas. The lease agreement for the approximately 20,000 square feet of office space in San Antonio expires on April 30, 2000. On May 1, 2000 we intend to move into our Company owned, newly constructed 50,000 square foot, corporate office building.

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

         We own or have permanent easements on relatively few parcels of real property that serve as the sites for our outdoor displays. Our remaining outdoor display sites are leased. Our leases are for varying terms ranging from month-to-month to year-to-year and can be for terms of ten years or longer, and many provide for renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. We believe that an important part of our management activity is to negotiate suitable lease renewals and extensions.

         As noted in Item 1 above, as of December 31, 1999, we own or program 509 radio stations and 24 television stations, and own or lease approximately 555,000 outdoor advertising display faces in various markets throughout the world. See "Business -- Industry Segments." Therefore, no one property is material to our overall operations. We believe that our properties are in good condition and suitable for our operations.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On December 28, 1999, Jacor Communications Company, a subsidiary of Clear Channel, completed a consent solicitation and cash tender offer to acquire all of its outstanding 10 1/8% Senior Subordinated Notes due 2006, 9 3/4% Senior Subordinated Notes due 2006, 8 3/4% Senior Subordinated Notes due 2007, and 8% Senior Subordinated Notes due 2010 (collectively, the "Senior Subordinated Notes"). In connection with the tender offer, holders of not less than 51% in aggregate principal amount of each series of the Senior Subordinated Notes consented to certain amendments to the indentures governing the Senior Subordinated Notes, and the material restrictive covenants in the indentures were deleted.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock trades on the New York Stock Exchange under the symbol "CCU." There were approximately 2,588 shareholders of record as of March 10, 2000. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table sets forth, for the calendar quarters indicated, the reported high and low sales prices of the common stock as reported on the NYSE. The prices have been adjusted to reflect a two-for-one stock split in July 1998.

                                                        CLEAR CHANNEL
                                                        COMMON STOCK
                                                        ------------

                                                        MARKET PRICE
                                                        ------------
                                                     HIGH          LOW
                                                     ----          ---
          1998
            First Quarter.....................      $ 50.0315     $ 36.7190
            Second Quarter....................        54.5625       44.0625
            Third Quarter.....................        61.7500       40.3750
            Fourth Quarter....................        54.5000       36.1250
          1999
            First Quarter.....................        67.4375       53.1250
            Second Quarter....................        74.0000       65.0625
            Third Quarter.....................        79.8750       64.3750
            Fourth Quarter....................        90.2500       71.2500

DIVIDEND POLICY

         Presently, we expect to retain our earnings for the development and expansion of our business and do not anticipate paying cash dividends in 2000. However, any future decision by our Board of Directors to pay cash dividends will depend on, among other factors, our earnings, financial position, capital requirements and loan covenant restrictions. Our current bank credit agreement allows for the payment of dividends subject to certain loan covenant restrictions. There are no restrictions on dividends payable wholly in our capital stock.

ITEM 6.  SELECTED FINANCIAL DATA

In thousands of dollars, except per share data

                                                         As of and for the Years ended December 31, (2)
                                                         ----------------------------------------------
                                              1999           1998           1997            1996           1995
                                          -----------     -----------    -----------    -----------     -----------
RESULTS OF OPERATIONS INFORMATION:
Gross revenue                             $ 2,992,018     $ 1,522,551    $   790,178    $   398,094     $   283,357
                                          ===========     ===========    ===========    ===========     ===========

Net revenue                                $2,678,160      $1,350,940       $697,068       $351,739        $250,059
Operating expenses                          1,632,115         767,265        394,404        198,332         137,504
Depreciation and amortization                 722,233         304,972        114,207         45,790          33,769
Corporate expenses                             70,146          37,825         20,883          8,527           7,414
                                          -----------     -----------    -----------    -----------     -----------
Operating income                              253,666         240,878        167,574         99,090          71,372
Interest expense                              192,321         135,766         75,076         30,080          20,752
Gain on sale of stations                      138,659              --             --             --              --
Other income (expense) - net                   20,209          12,810         11,579          2,230            (803)
                                          -----------     -----------    -----------    -----------     -----------
Income before income taxes, equity in
   earnings (loss) of nonconsolidated
   affiliates and extraordinary item          220,213         117,922        104,077         71,240          49,817
Income taxes                                  150,635          72,353         47,116         28,386          20,292
                                          -----------     -----------    -----------    -----------     -----------
Income before equity in earnings (loss)
   of nonconsolidated affiliates and
   extraordinary item                          69,578          45,569         56,961         42,854          29,525
Equity in earnings (loss) of non-
    consolidated affiliates                    16,077           8,462          6,615         (5,158)          2,489
                                          -----------     -----------    -----------    -----------     -----------
Income before extraordinary item               85,655          54,031         63,576         37,696          32,014
Extraordinary item                            (13,185)             --             --             --              --
                                          -----------     -----------    -----------    -----------     -----------
Net income                                $    72,470     $    54,031    $    63,576    $    37,696     $    32,014
                                          ===========     ===========    ===========    ===========     ===========

Net income per common share (1) Basic:
       Income before extraordinary item   $       .27     $       .23    $       .36    $       .26     $       .23
       Extraordinary item                        (.04)             --             --             --              --
                                          -----------     -----------    -----------    -----------     -----------
       Net income                         $       .23     $       .23    $       .36    $       .26     $       .23
                                          ===========     ===========    ===========    ===========     ===========

    Diluted:
       Income before extraordinary item   $       .26     $       .22    $       .33    $       .25     $       .23
       Extraordinary item                        (.04)             --             --             --              --
                                          -----------     -----------    -----------    -----------     -----------
       Net income                         $       .22     $       .22    $       .33    $       .25     $       .23
                                          ===========     ===========    ===========    ===========     ===========

Cash dividends per share                  $        --     $        --    $        --    $        --     $        --
                                          ===========     ===========    ===========    ===========     ===========

BALANCE SHEET DATA:
Current assets                            $   925,109     $   409,960    $   210,742    $   113,164     $    70,485
Property, plant and equipment - net         2,478,124       1,915,787        746,284        147,838          99,885
Total assets                               16,821,512       7,539,918      3,455,637      1,324,711         563,011
Current liabilities                           685,515         258,144         86,852         43,462          36,005
Long-term debt, net of current maturities   4,093,543       2,323,643      1,540,421        725,132         334,164
Shareholders' equity                       10,084,037       4,483,429      1,746,784        513,431         163,713

(1) All per share amounts have been adjusted to reflect two-for-one stock splits effected in July 1998, December 1996 and November 1995.

(2) Acquisitions and dispositions significantly impact the comparability of the historical consolidated financial data reflected in this schedule of Selected Financial Data.

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

                              RESULTS OF OPERATIONS

         Management's discussion and analysis of results of operations for 1999 vs. 1998 and 1998 vs. 1997, have been presented on an as-reported basis except for net revenue, operating expenses, operating income before depreciation and amortization, depreciation and amortization, and operating income explanations, which have been presented on an as-reported and a pro forma basis. The pro forma results for the 1999 vs. 1998 assumes our acquisitions of Jacor Communications, Dame Media, Dauphin OTA, More Group Plc, and Universal Outdoor Holdings, Inc. had occurred on January 1, 1998. The pro forma results for the 1998 vs. 1997 assumes our acquisitions of More Group Plc., Universal Outdoor Holdings, Inc., Paxson Radio and Eller Media Corporation had occurred on January 1, 1997. A complete list of material acquisitions during the three-year period ended December 31, 1999 is as follows:

                                                                       Date Included in
                 Business Acquired               Segment                  As-Reported
                 -----------------               -------                  -----------
                Dauphin                          Outdoor                  July, 1999
                Dame Media                    Broadcasting                July, 1999
                Jacor                         Broadcasting                 May, 1999
                More Group                       Outdoor                   July 1998
                Universal                        Outdoor                  April 1998
                Paxson                        Broadcasting               October 1997
                Eller                            Outdoor                  April 1997

CONSOLIDATED
(In thousands of dollars, except per share data)

                                                                           1999 vs. 1998                  1998 vs. 1997
                                                                      ------------------------      ------------------------
                                       Years Ended December 31,       As-Reported    Pro Forma      As-Reported    Pro Forma
                                       ------------------------       % Increase    % Increase      % Increase    % Increase
                                     1999         1998        1997    (Decrease)    (Decrease)      (Decrease)    (Decrease)
                                     ----         ----        ----    ----------    ----------      ----------    ----------
Net revenue                       $2,678,160  $1,350,940     $697,068     98.2%        17.2%           93.8%         21.7%
Operating expenses                 1,632,115     767,265      394,404    112.7%        15.9%           94.5%         21.2%
Operating income before
  depreciation and amortization
  and corporate expenses           1,046,045     583,675      302,664     79.2%        19.6%           92.8%         22.5%
Depreciation and amortization        722,233     304,972      114,207    136.8%        22.6%          167.0%         22.7%
Operating income                     253,666     240,878      167,574      5.3%        11.2%           43.7%         20.9%
Interest expense                     192,321     135,766       75,076     41.7%                        80.8%
Gain on sale of stations             138,659          --           --       N/A                           N/A
Other income (expense) - net          20,209      12,810       11,579     57.8%                        10.6%
Income taxes                         150,635      72,353       47,116    108.2%                        53.6%
Equity in earnings (loss) of
  nonconsolidated affiliates          16,077       8,462        6,615     90.0%                        27.9%
Net income                            72,470      54,031       63,576     34.1%                       (15.0)%
Net income per share: (1)
    Basic                         $      .23  $      .23     $    .36      0.0%                       (36.1)%
    Diluted                       $      .22  $      .22     $    .33      0.0%                       (33.3)%
Effective tax rate                        66%         58%          45%


(1)      Adjusted for a two-for-one stock split effective July 28, 1998

CHANGE IN OPERATING REVENUE AND EXPENSE
         The growth from 1998 to 1999 in "as reported" net revenue and operating expenses was primarily due to the acquisitions of Universal in April of 1998, More Group in July 1998, Jacor in May 1999 and Dame Media and Dauphin in July 1999. The acquisitions of Jacor and Dame Media added approximately 230 radio stations and Premier Radio Network and contributed 27% of 1999 net revenue. The acquisition of Dauphin added approximately 103,000 display faces, including joint ventures, and contributed 5% of 1999 net revenue. On a pro forma basis, net revenue increased due to improved advertising rates in our broadcasting segment and improved occupancy, increased advertising rates and other less significant acquisitions within our outdoor segment. Pro forma operating expenses increased primarily from the incremental selling costs related to the additional revenues.

         The majority of the growth from 1997 to 1998 in "as-reported" net revenue and operating expenses was due to the additional revenue and expenses associated with the operations of Universal and More Group during 1998 and the inclusion of the full year's operations of Eller and Paxson. The acquisition of Universal and More Group added approximately 34,000 and 119,000 display faces, respectively, including joint ventures, and contributed 27.6% of 1998 net revenue. On a pro forma basis, net revenue increased due to improved advertising rates in our broadcasting segment and improved occupancy and increased advertising rates within our outdoor segment. Pro forma operating expenses increased primarily from the incremental selling costs related to the additional revenues.

         In addition to the above mentioned acquisitions, "as-reported" and "pro forma" information includes the operations of certain broadcast and outdoor assets, which we acquired, net of dispositions, since January 1, 1997, for the period we owned and operated the assets. These acquisitions include 13 radio stations and approximately 75,000 outdoor displays in 1999; 34 radio stations and approximately 25,000 outdoor displays in 1998; and 25 radio stations and approximately 2,000 outdoor displays in 1997. Resulting from these net acquisitions was an increase in net revenue and operating expense during 1999, 1998 and 1997; however, the effects of which, individually and in the aggregate, were not material to our consolidated financial position or results of operations.

CHANGE IN DEPRECIATION AND AMORTIZATION
         The majority of the increase in "as reported" depreciation and amortization from 1998 to 1999 was primarily due to the acquisition of the tangible and intangible assets associated with the above-mentioned business combinations. The majority of the increase in operating income from 1998 to 1999 was due to improved operations during 1999 for both the broadcasting and outdoor segments, which was partially offset by an increase in depreciation and amortization.

         The tangible and intangible assets associated with the above mentioned business acquisitions account for the majority of the increase in the "as-reported" depreciation and amortization for 1998 over 1997.

CHANGE IN INTEREST EXPENSE, TAXES AND NET INCOME
         Interest expense increased primarily due to an increase in the average amount of debt outstanding, which resulted from the above-mentioned business combinations. Income tax expense increased primarily from the increase in the average effective tax rate from 58% in 1998 to 66% in 1999. The effective tax rate increased as a result of the increase in nondeductible amortization expenses principally associated with the acquisition of Jacor. The majority of the increase in net income from 1998 to 1999 was due to a $138.7 million gain realized during 1999 relating to the divestiture of certain stations we were required to make by governmental directives regarding the Jacor merger. This was partially offset by the increase in interest expense for the year.

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

CHANGE IN EQUITY IN EARNINGS OF NONCONSOLIDATED AFFILIATES
         Equity earnings of nonconsolidated affiliates increased in 1999 over 1998 primarily due to the improvement in the operating results of Hispanic Broadcasting Communications (formerly known as Heftel Broadcasting, "HBC") and Grupo Acir Comunicaciones, ("Acir"). We own a 26% equity interest in HBC and a 40% equity interest in Acir.

         Equity in earnings of nonconsolidated affiliates increased in 1998 over 1997 due to the inclusion of several investments held by More Group, which are accounted for under the equity method and the inclusion of a partial month of More Group's operations, which was accounted for under the equity method prior to consolidation. This was partially offset by the transfer of our investment in American Tower Corporation, which merged with American Tower Systems, Inc. in June 1998, the result of which diluted our investment from 30% to 8%. Prospectively, we have accounted for this investment using the cost method. The remainder of the increase in equity in earnings (loss) of nonconsolidated affiliates was due to the continued solid financial performance by HBC, of which we owned a 29.1% equity interest.

BROADCASTING SEGMENT
(In thousands of dollars)


                                                                           1999 vs. 1998                 1998 vs. 1997
                                                                      ------------------------      ------------------------
                                       Years Ended December 31,       As-Reported    Pro Forma      As-Reported    Pro Forma
                                       ------------------------       % Increase    % Increase      % Increase    % Increase
                                     1999         1998        1997    (Decrease)    (Decrease)      (Decrease)    (Decrease)
                                     ----         ----        ----    ----------    ----------      ----------    ----------
Net revenue                       $1,426,683    $648,877     $489,633    119.9%        15.1%         32.5%         14.3%
Operating expenses                   848,734     373,452      286,314    127.3%        12.8%         30.4%          7.2%
Operating income before
  depreciation and amortization
  and corporate expenses             577,949     275,425      203,319    109.8%        19.0%         35.5%         25.6%
Depreciation and amortization        349,935     107,343       66,383    226.0%        12.1%         61.7%         22.2%
Operating income                     188,807     148,571      122,971     27.1%        45.5%         20.8%         31.0%

1999 vs. 1998
         The majority of the increase in as-reported net revenue, operating expenses and depreciation and amortization was due to the aforementioned broadcasting acquisitions. Net revenue also increased due to increased advertising rates associated with improved station ratings within the radio stations. At December 31, 1999, our broadcasting segment included 486 radio stations and 15 television stations for which we are the licensee and 26 radio stations and nine television stations programmed under local marketing or time brokerage agreements. Of these stations, 534 operate in 123 domestic markets and two stations operate in one international markets. We also operate 14 radio networks.

         Pro forma net revenue increased due to improved advertising rates at the core Clear Channel radio stations as well as within the radio stations obtained through the Jacor acquisition. Excluding the effect of acquisitions completed during the last twelve months, other than Jacor, the broadcasting segment experienced a 14% increase in net revenues during 1999 as compared to 1998. Pro forma operating expenses increased primarily from the incremental selling costs related to the additional revenues. The majority of the increase in pro forma operating income was due to improved operations within the broadcasting segment. Excluding the effect of acquisitions made during the last twelve months, except for Jacor, the broadcasting segment experienced a 23% increase in operating income during 1999 as compared to 1998.

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

OUTDOOR SEGMENT
(In thousands of dollars)

                                                                           1999 vs. 1998                 1998 vs. 1997
                                                                      ------------------------      ------------------------
                                       Years Ended December 31,       As-Reported    Pro Forma      As-Reported    Pro Forma
                                       ------------------------       % Increase    % Increase      % Increase    % Increase
                                     1999         1998       1997     (Decrease)    (Decrease)      (Decrease)    (Decrease)
                                     ----         ----       ----     ----------    ----------      ----------    ----------
Net revenue                       $1,251,477    $702,063   $207,435       78.3%        20.0%        238.4%         27.7%
Operating expenses                   783,381     393,813    108,090       98.9%        19.9%        264.3%         33.4%
Operating income before
  depreciation and amortization
  and corporate expenses             468,096     308,250     99,345       51.9%        20.2%        210.3%         20.2%
Depreciation and amortization        372,298     197,629     47,824       88.4%        37.3%        313.2%         22.9%
Operating income                      64,859      92,307     44,603      (29.7)%       (31.3)%      106.9%          7.7%

1999 vs. 1998
         The majority of the increase in as-reported net revenue, operating expenses and depreciation and amortization was due to the inclusion of a full year of Universal and More Group's operations and the inclusion of the partial year's operations of Dauphin, which was acquired in July 1999. In addition, increased occupancy and rates were achieved in 1999. At December 31, 1999, the outdoor segment owned approximately 127,000 display faces and operated 5,900 displays under lease management agreements in over 43 domestic markets, and approximately 422,000 display faces in over 23 international markets.

         The majority of the increase in pro forma net revenue and operating expenses is due to increased advertising and occupancy rates in 1999 and other less significant acquisitions. Pro forma depreciation and amortization increased in part due to the depreciation expenses associated with increased capital expenditures within the outdoor segment. The outdoor segment's capital expenditures were $154.1 million during 1999, vs. $95.1 million during 1998.

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


                                   LIQUIDITY AND CAPITAL RESOURCES

         Our major sources of capital have been cash flow from operations, advances on our revolving long-term line of credit (the "credit facility"), and funds provided by various equity, convertible and other debt offerings, and other borrowings. As of December 31, 1999 and 1998, we had the following debt outstanding:
In millions of dollars

                                                         December 31,
                                                         ------------
                                                    1999              1998
                                                    ----              ----
         Credit facility - domestic             $    743.8         $  1,007.5
         Credit facility - multi-currency            483.9                 --
         Credit facility - international             120.4              103.7
         Senior convertible notes                  1,575.0              575.0
         Liquid Yield Option Notes                   490.8                 --
         Long-term bonds                           1,171.4              600.0
         Other borrowings                             29.4               45.4
                                                ----------         ----------
         Total                                  $  4,614.7         $  2,331.6
                                                ==========         ==========

         In addition, we had $76.7 million in unrestricted cash and cash equivalents on hand at December 31, 1999.

         On April 26, 1999 we filed a registration statement on Form S-3 covering a combined $2 billion of debt securities, junior subordinated debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units (the "shelf registration statement"). The shelf registration statement also covers preferred securities that may be issued from time to time by our three Delaware statutory business trusts and guarantees of such preferred securities by us. After completing the debt offerings during November and December 1999, the amount of securities available under the shelf registration statement at December 31, 1999 was $1.0 billion.

SOURCES OF FUNDS

         CREDIT FACILITY: DOMESTIC: We have a revolving credit facility for $2 billion, of which $743.8 million is outstanding and, taking into account other letters of credit, $1.2 billion is available for future borrowings at December 31, 1999 . The credit facility converts into a reducing revolving line of credit on the last business day of September 2000, and will be automatically and permanently reduced at the end of each quarter during the subsequent five year period, with the remaining balance to be repaid by the last business day of June 2005. During 1999, we made principal payments on the credit facility totaling $2.1 billion including $80.2 million, $342.6 million, $90.1 million, $886.3 million and $98.5 million from the net proceeds of our equity offerings in January 1999, May 1999 and June 1999, and our convertible debt offerings in November 1999 and December 1999, respectively, and drew down $1.8 billion primarily to fund acquisitions or pay off assumed acquisition debt. Funding for the majority of our acquisitions and the refinancing of long-term debt in the acquisition of Jacor was provided by our credit facility. In January 2000, $572.0 million was drawn to settle the tender of the Jacor senior subordinated notes.

         MULTI-CURRENCY: On August 11, 1999 we entered into a 364-day multi-currency revolving credit facility for $1 billion. This credit facility matures on August 10, 2000 at which time we have the option to convert this facility to a four-year term loan. This credit facility allows for borrowings in various foreign currencies, which we intend to use to hedge net assets in those currencies. At December 31, 1999, we had Euro 478.9, or approximately $483.9 million outstanding and approximately $516.1 million available for future borrowings under this facility.

         INTERNATIONAL: We have a (pound)100 million, or approximately $161.2 million, revolving credit facility with a group of international banks. This international credit facility allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies. At December 31, 1999, approximately $62.9 million, was available for future borrowings and $98.3 million, was outstanding. This credit facility converts into a reducing revolving facility on January 10, 2000 with annual payments of (pound)12 million due in 2000 and 2001. The credit facility expires on January 10, 2002. At December 31, 1999, interest rates varied from 3.97% to 7.35%.

SENIOR CONVERTIBLE NOTES:
         On November 19, 1999 and December 9, 1999, we completed an offering of $900.0 million and $100.0 million, respectively, principal amounts of 1 1/2% Senior convertible Notes due December 1, 2002 under the shelf registration statement. Our aggregated net proceeds of approximately $984.8 million were used to pay down the outstanding balance under our credit facility. The notes are convertible into our common stock at a conversion rate of 9.45 shares per each $1,000 principal amount of convertible notes, subject to adjustment in certain circumstances. This is equivalent to a conversion price of $105.78 per share. Interest on the notes is payable semiannually on each June 1 and December 1, beginning June 1, 2000.

LIQUID YIELD OPTION NOTES:
         We assumed Liquid Yield Option Notes ("LYONs") as a part of the merger with Jacor. We assumed 4 3/4% LYONs due 2018 and 5 1/2% LYONs due 2011 with an aggregated fair value of $490.1 million. Each LYON has a principal amount at maturity of $1,000 and is convertible, at the option of the holder, at any time on or prior to maturity, into our common stock at a conversion rate of 7.227 shares per LYON and 15.522 shares per LYON for the 2018 and 2011 issues, respectively. The LYONs aggregated balance at December 31, 1999 was $490.8 million.

LONG TERM BONDS:
           We have various bond issues outstanding. In addition, we assumed several issues of senior subordinated notes as part of our merger with Jacor, which are summarized as follows:

In millions of dollars

                                                                                                    Interest
           Bond Issue               Interest Rate     Face Value   Fair Value   Maturity Date     Payment Terms
           ----------               -------------     ----------   ----------   -------------     -------------

Assumed in Jacor Merger:
     Senior subordinated notes           10.125%       $ 100.0      $ 107.0        6/15/06         Semi-annual
     Senior subordinated notes            9.750%         170.0        182.4       12/15/06         Semi-annual
     Senior subordinated notes            8.750%         150.0        156.2        6/15/07         Semi-annual
     Senior subordinated notes            8.000%         120.0        124.5        2/15/10         Semi-annual

Subsequent to the merger with Jacor and prior to our tender offer, we redeemed $22.1 million of the senior subordinated notes.

         On December 14, 1999 we completed a tender offer for our 10.125% Senior Subordinated Notes due June 15, 2006; 9.75% Senior Subordinated Notes due December 15, 2006; 8.75% Senior Subordinated Notes due June 15, 2007; and 8.0% Senior Subordinated Notes due February 15, 2010. An agent acting on our behalf redeemed notes with a face value of approximately $516.6 million. Cash settlement of the amount due to the agent was completed on January 14, 2000. Including premiums, discounts, and agency fees, we are recognizing approximately $13.2 million as an extraordinary charge against net income, net of tax of approximately $8.1 million. Amounts due under the redeemed Senior Subordinated Notes will be will be disclosed in long-term debt. After redemption, approximately $1.2 million of the notes remain outstanding.

EQUITY OFFERINGS:
         On January 21, 1999 we completed an equity offering of 1,725,000 shares of common stock. The net proceeds of $80.2 million were used to reduce the outstanding balance on our credit facility.

         On May 20, 1999 and June 23, 1999 we completed equity offerings of 4,997,457 shares and 1,325,300 shares of common stock, respectively. The net proceeds of $342.7 million and $90.1 million were used to reduce the outstanding balance on our credit facility.

SHELF REGISTRATION:
         On April 26, 1999 we filed a registration statement on Form S-3 covering a combined $2 billion of debt securities, junior subordinated debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units (the "shelf registration statement"). The shelf registration statement also covers preferred securities that may be issued from time to time by our three Delaware statutory business trusts and guarantees of such preferred securities by us. After completing the debt offerings during November and December 1999, the amount of securities available under the shelf registration statement at December 31, 1999 was $1.0 billion.

USES OF FUNDS AND CAPITAL RESOURCES

DAME MEDIA PURCHASE:
         On July 1, 1999, we closed our merger with Dame Media, Inc. Pursuant to the terms of the agreement, we exchanged approximately 954,100 shares of our common stock for 100% of the outstanding stock of Dame Media, valuing this merger at approximately $65.0 million. In addition, we assumed $32.7 million of long term debt, which was immediately refinanced utilizing our domestic credit facility. Dame Media's operations include 21 radio stations in 5 markets located in New York and Pennsylvania. We began consolidating the results of operations on July 1, 1999.

DAUPHIN PURCHASE:
         On June 11, 1999, we acquired a 50.5% equity interest in Dauphin a French company engaged in outdoor advertising. In August 1999 we completed our tender offer for over 99% of the remaining shares outstanding. At December 31, 1999, all of the shares had been surrendered for an aggregate cost of approximately $487.2 million. Dauphin's operations include approximately 103,000 outdoor advertising display faces in France, Spain, Italy, and Belgium. This acquisition is being accounted for as a purchase with resulting goodwill of approximately $449.7 million, which is being amortized over 25 years on a straight-line basis. The purchase price allocation is preliminary pending completion of appraisals and other fair value analysis of assets and liabilities, which we anticipate will be completed during the second quarter of 2000. We began consolidating the results of operations on the date of acquisition.

JACOR PURCHASE:
         On May 4, 1999, we closed our merger with Jacor. Pursuant to the terms of the agreement, each share of Jacor common stock was exchanged for 1.1573151 shares of our common stock or approximately 60.9 million shares valued at $4.2 billion. In addition, we assumed approximately $1.4 billion of Jacor's long-term debt, as well as Jacor's Liquid Yield Option Notes with a fair value of approximately $490.1 million, which are convertible into approximately 7.1 million shares of our common stock. We also assumed options, stock appreciation rights and common stock warrants with a fair value of $414.9 million, which are convertible into approximately 9.2 million shares of our common stock. We refinanced $850.0 million of Jacor's long-term debt at the closing of the merger using our credit facility. Subsequent to the merger, we tendered an additional $22.1 million of Jacor's long-term debt. Included in the purchase price of Jacor is $83 million of restricted cash related to the disposition of Jacor assets in connection with the merger.

         We divested the broadcasting assets of 12 radio stations in 3 markets receiving proceeds of $205.8 million in connection with the Jacor merger and governmental directives. The proceeds from these divestitures are being held in restricted trusts until suitable replacement properties can be identified and purchased.

         The following table details the reconciliation of the divestiture and acquisition activity in the restricted trust accounts:

IN THOUSANDS OF DOLLARS

Restricted cash resulting from Clear Channel divestitures        $   201,500
Restricted cash purchased in Jacor Merger                             83,000
Restricted cash from disposition of assets held in trust               4,300
Restricted cash used in acquisitions                                (246,228)
Restricted cash refunded                                             (41,451)
Other changes in restricted cash                                       3,228
                                                                  ----------
Restricted cash balance at December 31, 1999                     $     4,349
                                                                 ===========

         The Clear Channel and Jacor divestiture proceeds have been used to purchase the broadcasting assets of 69 radio stations in 22 domestic markets. In addition to the above mentioned broadcast acquisitions, we have purchased the broadcasting assets of nine radio stations in six domestic markets for a total of $372.4 million.

OTHER:
         In addition to the acquisition of Dauphin, we have acquired approximately 2,789 additional outdoor faces in 29 domestic markets and in malls throughout the U.S. and 72,326 additional display faces in 8 international markets for a total of $366.9 million.

         During 1999, we purchased capital equipment totaling $238.7 million. Capital expenditures within the Broadcasting Segment totaled $84.6 million. Capital expenditures within the Outdoor Segment totaled $154.1 million, including $88.8 million which was for new construction of display structures.

         Future acquisitions of broadcasting stations, outdoor advertising facilities and other media-related properties affected in connection with the implementation of our acquisition strategy are expected to be financed from increased borrowings under our credit facility, additional public equity and debt offerings and cash flow from operations. We believe that cash flow from operations as well as the proceeds from securities offerings made from time to time will be sufficient to make all required future interest and principal payments on our credit facility, senior convertible notes and bonds, and will be sufficient to fund all anticipated capital expenditures.

         From December 31, 1999 through February of 2000, we purchased the broadcasting assets of six radio stations for approximately $12.0 million and 17,723 outdoor display faces and the right to build an additional 7,400 display faces for $340.3 million. Our credit facility and cash flow from operations provided funding.

Pending Transactions
         On October 2, 1999, we entered into a definitive agreement to merge with AMFM Inc. This merger will create the world's largest out-of-home media entity. After anticipated divestitures required to obtain regulatory approval, the combined company will own or program approximately 870 domestic radio stations. This merger is structured as a tax-free, stock-for-stock transaction. Each share of AMFM common stock will be exchanged for 0.94 shares of our common stock, valuing the merger at approximately $17.1 billion plus the assumption of AMFM's debt.

         At the exchange ratio of .94 and assuming that no additional shares of AMFM common stock are issued before the completion of the merger, we will issue approximately 202.8 million shares of our common stock in the merger to AMFM stockholders and, following the merger, the AMFM stockholders would own approximately 37.4% of our outstanding common stock. In addition, in connection with the AMFM merger, we will assume approximately $5.9 billion of AMFM's long-term debt.

         Numerous conditions must be satisfied before the completion of the merger, including the receipt of regulatory approvals and shareholder approvals from the stockholders of both companies and the completion of a review of the merger by the federal and state antitrust authorities. We intend to account for this merger as a purchase. See "Item 1. Business - Recent Developments - AMFM Inc. Merger."

         On February 28, 2000, we entered into a definitive agreement to merge with SFX Entertainment, Inc. SFX is one of the world's largest diversified promoter, producer and venue operator for live entertainment events. This merger will be a tax-free, stock-for-stock transaction. Each SFX Class A shareholder will receive 0.6 shares of our common stock for each SFX share and each SFX Class B shareholder will receive one share of our common stock for each SFX share, on a fixed exchange basis, valuing the merger at approximately $3.3 billion plus the assumption of SFX's debt. This merger is subject to regulatory and other closing conditions, including the approval from the SFX shareholders. We anticipate that this merger will close during the second half of 2000 and we intend to account for this merger as a purchase.

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

Other

         The ratio of earnings to fixed charges is as follows:

                                                         Year Ended
                --------------------------------------------------------------------------------------------
                1999              1998             1997              1996             1995              1994
                ----              ----             ----              ----             ----              ----
                2.04              1.83             2.32              3.63             3.32              5.54

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

CAPITAL EXPENDITURES

         Capital expenditures of $238.7 million and $141.9 million during 1999 and 1998, respectively, included the following:

In millions                                 Broadcasting            Outdoor
                                         -------------------   -------------------
                                           1999       1998       1999       1998
                                         --------   --------   --------   --------
Land and buildings                       $   29.6   $   11.1   $    3.0   $    6.9
Broadcasting and other equipment             55.0       35.7       --         --
Display structures and other equipment       --         --         62.3       13.4
New construction of display structures       --         --         88.8       74.8
                                         --------   --------   --------   --------
                                         $   84.6   $   46.8   $  154.1   $   95.1
                                         ========   ========   ========   ========

Broadcasting
         The increase in our capital outlays for land and buildings were primarily related to one-time expenditures for our new corporate headquarters and the consolidation of operations in certain markets in conjunction with the Jacor merger which are expected to result in improved operating results in such markets. Expenditures for broadcasting and other equipment in 1999 include approximately $10 million in non-recurring expenditures for the implementation of Year 2000 compliant systems and equipment for the integration of the Jacor stations. The remaining increase in 1999 versus 1998 in expenditures for broadcasting and other equipment is due to maintenance of a larger number of stations owned in 1999 versus 1998.

Outdoor
         Capital expenditures for display structures and other equipment increased due to the number of displays owned in 1999 versus 1998 as a result of the acquisitions of Universal and More Group in 1998 and Dauphin in 1999. Also included in the 1999 capital outlays for display structures and other equipment are one-time expenditures of approximately $5 million for the implementation of Year 2000 compliant systems and approximately $11 million for non-recurring expenditures for safety equipment and cranes.

         We anticipate funding capital outlays with cash generated from operations. We anticipate funding any subsequent broadcasting or outdoor acquisitions with the credit facility and cash flow generated from operations.

                                      OTHER

Accounting Pronouncements
         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities. Statement 133 establishes new rules for the recognition and measurement of derivatives and hedging activities. Statement 133 is amended by Statement 137 Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and is effective for years beginning after June 15, 2000. We plan to adopt this statement in fiscal year 2001. Management does not believe adoption of this statement will materially impact our financial position or results of operations.

Inflation
         Inflation has affected our performance in terms of higher costs for wages, salaries and equipment. Although the exact impact of inflation is indeterminable, we believe we have offset these higher costs by increasing the effective advertising rates of most of our broadcasting stations and outdoor display faces.

Year 2000

         In prior years, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and we believe those systems successfully responded to the Year 2000 date changes. We expensed approximately $490,000 during 1999 in connection with remediating our systems. We are not aware of any material problems resulting from year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

         At December 31, 1999, approximately 46.9% of our long-term debt bears interest at variable rates. Accordingly, our interest expense and earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the 1999 average interest rate under these borrowings, it is estimated that our 1999 interest expense would have changed by $38.4 million and that our 1999 net income would have changed by $23.0 million. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Furthermore the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

         We currently hedge a portion of our outstanding debt with interest rate swap agreements that effectively fix the interest at rates from 4.5% to 8.0% on $60.6 million of our current borrowings. These agreements expire from April 2000 to December 2000. The fair value of these agreements at December 31, 1999 and settlements of interest during 1999 were not material.

EQUITY PRICE RISK

         The carrying value of our available-for-sale equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at December 31, 1999 by $151.9 million and would change comprehensive income by $98.8 million.

FOREIGN CURRENCY RISK

         We have operations in 36 countries throughout Europe, Asia and South America. All foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. To mitigate a portion of the exposure to risk of currency fluctuations throughout Europe and Asia to the British pound, we have a natural hedge through borrowings in some other currencies. Additionally, we have a natural hedge through borrowings in Euros to mitigate a portion of the exposure to risk of currency fluctuations in Western Europe. This hedge position is reviewed monthly. We maintain no derivative instruments to mitigate the exposure to translation and/or transaction risk. However, this does not preclude the adoption of specific hedging strategies in the future. Our foreign operations reported a loss of $51.1 million for the year ended December 31, 1999. It is estimated that a 5% change in the value of the U.S. dollar to the British pound would change net income for the year by $2.6 million.

         Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of our investments in Australia, New Zealand and Mexico, all of which are accounted for under the equity method. It is estimated that the result of a 10% fluctuation in the value of the dollar relative to these foreign currencies at December 31, 1999 would change our 1999 net income by $1.7 million. This analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

The consolidated financial statements and notes related thereto were prepared by and are the responsibility of management. The financial statements and related notes were prepared in conformity with accounting principles generally accepted in the United States and include amounts based upon management's best estimates and judgments.

It is management's objective to ensure the integrity and objectivity of its financial data through systems of internal controls designed to provide reasonable assurance that all transactions are properly recorded in our books and records, that assets are safeguarded from unauthorized use, and that financial records are reliable to serve as a basis for preparation of financial statements.

The financial statements have been audited by our independent auditors, Ernst & Young LLP, to the extent required by auditing standards generally accepted in the United States and, accordingly, they have expressed their professional opinion on the financial statements in their report included herein.

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


Lowry Mays
Chairman/Chief Executive Officer

Herbert W. Hill, Jr.
Senior Vice President/Chief Accounting Officer

REPORT OF ERNST & YOUNG LLP

SHAREHOLDERS AND BOARD OF DIRECTORS
CLEAR CHANNEL COMMUNICATIONS, INC.

We have audited the accompanying consolidated balance sheets of Clear Channel Communications, Inc. and subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Hispanic Broadcasting Corporation (formerly Heftel Broadcasting Corporation), in which the Company has a 26% equity interest, have been audited by other auditors whose reports have been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for Hispanic Broadcasting Corporation for 1999, 1998 and 1997, it is based solely on their reports.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clear Channel Communications, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


ERNST & YOUNG LLP

San Antonio, Texas
March 13, 2000

                         CONSOLIDATED BALANCE SHEETS


ASSETS
In thousands of dollars, except share data

                                                                 December 31,
                                                       ---------------------------------
                                                             1999               1998
                                                       --------------      -------------
               CURRENT ASSETS
Cash and cash equivalents                              $       76,724      $      36,498
Accounts receivable, less allowance of
    $26,095 in 1999 and $13,508 in 1998                       724,900            307,372
Other current assets                                          123,485             66,090
                                                       --------------      -------------
         TOTAL CURRENT ASSETS                                 925,109            409,960

               PROPERTY, PLANT
                AND EQUIPMENT
Land, buildings and improvements                              338,764            158,089
Structures and site leases                                  1,870,731          1,627,704
Transmitter and studio equipment                              427,063            235,099
Furniture and other equipment                                 222,581            101,681
Construction in progress                                       89,901             52,038
                                                       --------------      -------------
                                                            2,949,040          2,174,611
Less accumulated depreciation                                 470,916            258,824
                                                       --------------      -------------
                                                            2,478,124          1,915,787
              INTANGIBLE ASSETS
Contracts                                                     817,227            393,748
Licenses and goodwill                                      11,809,882          4,223,432
Other intangible assets                                        80,102             66,528
                                                       --------------      -------------
                                                           12,707,211          4,683,708
Less accumulated amortization                                 758,889            310,012
                                                       --------------      -------------
                                                           11,948,322          4,373,696
                    OTHER
Restricted cash                                                 4,349                 --
Notes receivable                                               53,675             53,675
Investments in, and advances to,
  nonconsolidated affiliates                                  380,918            324,835
Other assets                                                  251,604            127,055
Other investments                                             779,411            334,910
                                                       --------------      -------------

         TOTAL ASSETS                                  $   16,821,512      $   7,539,918
                                                       ==============      =============

                See Notes to Consolidated Financial Statements

LIABILITIES AND SHAREHOLDERS' EQUITY
In thousands of dollars, except share data

                                                                 December 31,
                                                      ---------------------------------
                                                           1999                 1998
                                                      --------------      -------------
             CURRENT LIABILITIES
Accounts payable                                      $      196,222       $      60,855
Accrued interest                                              16,449              13,168
Accrued expenses                                             337,939             148,318
Accrued income taxes                                          29,769               4,554
Current portion of long-term debt                             30,361               7,964
Other current liabilities                                     74,775              23,285
                                                      --------------       -------------
         TOTAL CURRENT LIABILITIES                           685,515             258,144

Long-term debt                                             4,093,543           2,323,643
Liquid Yield Option Notes                                    490,809                  --
Deferred income taxes                                      1,289,783             383,564
Other long-term liabilities                                  149,032              75,533

Minority interest                                             28,793              15,605

            SHAREHOLDERS' EQUITY
Preferred Stock - Class A, par value $1.00
    per share, authorized 2,000,000 shares,
    no shares issued and outstanding                              --                  --
Preferred Stock, - Class B, par value $1.00
    per share, authorized 8,000,000 shares,
     no shares issued and outstanding                             --                  --
Common Stock, par value $.10 per share,
    authorized 900,000,000  and 600,000,000
    shares, issued and outstanding 338,609,503
    and 263,698,206 shares in 1999 and 1998,
    respectively                                              33,861              26,370
Additional paid-in capital                                 9,216,957           4,067,297
Common stock warrants                                        252,862                  --
Retained earnings                                            296,132             223,662
Other comprehensive income                                   282,745             163,148
Other                                                          2,304               4,925
Cost of shares (11,612 in 1999 and 104,278
    in 1998) held in treasury                                   (824)             (1,973)
                                                      --------------       -------------
         TOTAL SHAREHOLDERS' EQUITY                       10,084,037           4,483,429
                                                      --------------       -------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $   16,821,512       $   7,539,918
                                                      ==============       =============

                See Notes to Consolidated Financial Statements

                     CONSOLIDATED STATEMENTS OF EARNINGS

In thousands of dollars, except per share data

                                                                          Year Ended December 31,
                                                          ----------------------------------------------------
                                                              1999               1998                 1997
                                                          -------------      -------------       -------------
                   REVENUE
Gross revenue                                             $   2,992,018      $   1,522,551       $     790,178
Less: agency commissions                                        313,858            171,611              93,110
                                                          -------------      -------------       -------------
Net revenue                                                   2,678,160          1,350,940             697,068

                   EXPENSE
Operating expenses                                            1,632,115            767,265             394,404
Depreciation and amortization                                   722,233            304,972             114,207
Corporate expenses                                               70,146             37,825              20,883
                                                          -------------      -------------       -------------
Operating income                                                253,666            240,878             167,574

Interest expense                                                192,321            135,766              75,076
Gain on sale of stations                                        138,659                 --                  --
Other income (expense) - net                                     20,209             12,810              11,579
                                                          -------------      -------------       -------------
Income before income taxes, equity
    in earnings of nonconsolidated
    affiliates and extraordinary item                           220,213            117,922             104,077
Income taxes                                                    150,635             72,353              47,116
                                                          -------------      -------------       -------------
Income before equity in earnings
    of nonconsolidated affiliates
    and extraordinary item                                       69,578             45,569              56,961
Equity in earnings of
    nonconsolidated affiliates                                   16,077              8,462               6,615
                                                          -------------      -------------       -------------
Income before extraordinary item                                 85,655             54,031              63,576
Extraordinary item                                              (13,185)                --                  --
                                                          -------------      -------------       -------------
Net income                                                       72,470             54,031              63,576

Other comprehensive income, net of tax:
    Foreign currency translation adjustments                    (47,814)             5,801             (5,064)
    Unrealized gains on securities:
      Unrealized holding gains arising during period            182,315            162,925              23,754
      Less:  reclassification adjustment for gains
          included in net income                                (14,904)            (25,494)                --
                                                          -------------      --------------      -------------
Comprehensive income                                      $     192,067      $     197,263       $      82,266
                                                          =============      =============       =============
               PER SHARE DATA
Net income per common share:
Basic:
       Income before extraordinary item                   $         .27      $         .23       $         .36
       Extraordinary item                                          (.04)                --                  --
                                                          -------------      -------------       -------------
       Net income                                         $         .23      $         .23       $         .36
                                                          =============      =============       =============
    Diluted:
       Income before extraordinary item                   $         .26      $         .22       $         .33
       Extraordinary item                                          (.04)                --                  --
                                                          -------------      -------------       -------------
       Net income                                         $         .22      $         .22       $         .33
                                                          =============      =============       =============

                See Notes to Consolidated Financial Statements

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

In thousands of dollars

                                                  Additional     Common                   Other
                                       Common       Paid-in       Stock    Retained   Comprehensive           Treasury
                                        Stock       Capital     Warrants   Earnings      Income      Other     Stock        Total
                                      ---------   ----------   ----------  ---------   ---------   ---------  -------     ---------
Balances at December 31, 1996         $   7,699   $  398,622   $     --    $ 106,055   $   1,226   $     --   $  (171)    $ 513,431

Net income for year                                                           63,576                                         63,576
Proceeds from sale of Common
   Stock                                  1,409      790,310                                                                791,719
Common Stock and stock options
   issued for business acquisitions         665      348,023                                           6,633                355,321
Exercise of stock options                    50        4,910                                            (397)    (516)        4,047
Currency translation adjustment                                                           (5,064)                            (5,064)
Unrealized gains on investments,
   net of tax                                                                             23,754                             23,754
                                      ---------   ----------   ----------  ---------   ---------   ---------  -------     ---------
Balances at December 31, 1997             9,823    1,541,865         --      169,631      19,916       6,236     (687)    1,746,784

Net income for year                                                           54,031                                         54,031
Proceeds from sale of Common
   Stock                                  2,100    1,279,318                                                              1,281,418
Common Stock issued related to
   Eller put/call agreement                  13        5,820                                                                  5,833
Common Stock and stock options
   issued for business acquisitions       1,929    1,199,928                                                              1,201,857
Exercise of stock options                    89       52,782                                          (1,311)  (1,286)       50,274
Currency translation adjustment                                                            5,801                              5,801
Unrealized gains on investments,
   net of tax                                                                            137,431                            137,431
Stock split                              12,416      (12,416)                                                                   --
                                      ---------   ----------   ----------  ---------   ---------   ---------  -------     ---------
Balances at December 31, 1998            26,370    4,067,297         --      223,662     163,148       4,925   (1,973)    4,483,429

Net income for year                                                           72,470                                         72,470
Proceeds from sale of Common
   Stock                                    805      512,112                                                                512,917
Common Stock issued related to
    Eller put/call agreement                190      130,440                                                                130,630
Common Stock, stock options and
   common stock warrants issued
   for business acquisitions              6,180    4,413,530     253,428                                                  4,673,138
Conversion of Liquid
   Yield Option Notes                        10        3,271                                                                  3,281
Exercise of stock options and
    common stock warrants                   306       90,307        (566)                             (2,621)  (2,953)       84,473
Charitable donation of
   treasury shares                                                                                              4,102         4,102
Currency translation adjustment                                                          (47,814)                           (47,814)
Unrealized gains on investments,
   net of tax                                                                            167,411                            167,411
                                      ---------   ----------   ----------  ---------   ---------   ---------  -------   -----------
Balances at December 31, 1999         $  33,861   $9,216,957   $ 252,862   $ 296,132   $ 282,745   $   2,304  $  (824)  $10,084,037
                                      =========   ==========   ==========  =========   =========   =========  =======   ===========

                See Notes to Consolidated Financial Statements

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands of dollars

                                                                Year Ended December 31,
                                                       -----------------------------------------
                                                           1999          1998          1997
                                                       -----------    ----------     -----------

               CASH FLOWS FROM
            OPERATING ACTIVITIES:
Net income                                             $    72,470    $   54,031     $    63,576


Reconciling Items:

    Depreciation                                           263,242       134,042          51,700
    Amortization of intangibles                            458,991       170,930          62,507
    Deferred taxes                                          32,495        35,329          18,300
    Amortization of film rights                             19,609        17,250          16,735
    Amortization of deferred financing charges               4,075         2,444              35
    Amortization of bond premiums                          (8,826)            --              --
    Accretion of note discounts                             10,418            --              --

    Payments on film liabilities                           (18,410)      (17,524)        (17,289)
    Recognition of deferred income                          18,647       (11,371)         (1,460)
    Loss (gain) on disposal of assets                     (141,556)       13,845          (1,129)
    Gain on sale of other investments                      (22,930)      (39,221)         (3,819)
    Equity in (earnings) loss of non-
        consolidated affiliates                            (10,775)       (4,471)         (2,778)
    Charitable donation of treasury shares                   4,102            --              --
    Increase (decrease) minority interest                    1,686        (1,512)           (617)
    Exchange loss (gain)                                     7,660        (4,688)             --
    Extraordinary item                                      13,185            --              --

Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable             (87,529)      (47,699)        (20,752)
    Increase (decrease) in accounts payable,
        accrued expenses and other                           1,757         9,663          (3,643)
    Increase (decrease) in accrued interest                (10,778)      (12,309)          3,598
    Increase (decrease) in accrued income taxes             31,873       (19,750)          1,533
                                                       -----------    ----------     -----------
Net cash provided by operating activities                  639,406       278,989         166,497

                                                                           Year Ended December 31,
                                                           ---------------------------------------------------
                                                              1999                 1998                 1997
                                                           ------------         ----------         -----------

               CASH FLOWS FROM
            INVESTING ACTIVITIES:
Increase in restricted cash                                      (4,349)                --                  --
(Increase) decrease in notes receivable, net                         --             (18,302)            17,377
Investments in and advances to
    nonconsolidated affiliates, net                             (36,647)            (91,527)           (38,317)
Purchases of investments                                       (174,698)            (44,931)           (25,101)
Proceeds from sale of investments                                29,659             56,408               6,333
Purchases of property, plant and equipment                     (238,738)           (141,938)           (30,956)
Proceeds from disposal of assets                                218,003              7,977               2,410
Acquisitions of broadcasting assets                            (372,413)           (209,327)          (784,204)
Acquisitions of outdoor assets                                 (854,135)         (1,102,668)          (490,345)
Other, net                                                      (40,852)            (58,010)            (3,025)
                                                           ------------         ----------         -----------
Net cash used in investing activities                        (1,474,170)         (1,602,318)        (1,345,828)

               CASH FLOWS FROM
            FINANCING ACTIVITIES:
Proceeds from long-term debt                                  3,420,310          2,835,668           2,013,160
Payments on long-term debt                                   (3,088,520)         (2,825,744)        (1,614,821)
Payments of current maturities                                   (5,989)             (1,137)            (5,176)
Proceeds from exercise of stock options and
   common stock warrants                                         36,273             44,965               2,405
Proceeds from issuance of common stock                          512,916          1,281,418             791,719
                                                            -----------         ----------         -----------
Net cash provided by financing activities                       874,990          1,335,170
                                                           ------------         ----------         -----------
1,187,287

Net increase in cash and
    cash equivalents                                             40,226             11,841               7,956

Cash and cash equivalents at
    beginning of year                                            36,498             24,657              16,701
                                                           ------------         ----------         -----------
Cash and cash equivalents
    at end of year                                         $     76,724         $   36,498         $    24,657
                                                           ============         ==========         ===========
           SUPPLEMENTAL DISCLOSURE
          OF CASH FLOW INFORMATION
Cash paid during the year for:
    Interest                                               $    201,127         $  130,049         $    71,399
    Income taxes                                                 58,005             10,856              49,741

                See Notes to Consolidated Financial Statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF
SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:
Clear Channel Communications, Inc., is a diversified media company with two business segments: broadcasting and outdoor advertising. The Company was incorporated in Texas in 1974. The Company owns, programs, or sells airtime for radio and television stations and is one of the world's largest outdoor advertising companies based on total advertising display inventory in the United States and internationally.

PRINCIPLES OF CONSOLIDATION:
The consolidated financial statements include the accounts of the Company and its subsidiaries, substantially all of which are wholly-owned. Significant intercompany accounts have been eliminated in consolidation. Investments in nonconsolidated affiliates are accounted for using the equity method of accounting. Certain amounts in prior years have been reclassified to conform to the 1999 presentation.

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

EQUITY METHOD INVESTMENTS:
Investments in companies in which the Company owns 20 percent to 50 percent of the voting common stock or otherwise exercises significant influence over operating and financial policies of the company are accounted for under the equity method. The Company does not recognize gains or losses upon the issuance of securities by any of its equity method investees.

FINANCIAL INSTRUMENTS:
Due to their short maturity and/or their insignificance, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities, and short-term borrowings approximated their fair values at December 31, 1999 and 1998. The carrying amounts of long-term debt approximated their fair value at the end of 1999 and 1998, except as disclosed in Note D.

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

STOCK BASED COMPENSATION:
The Company uses the intrinsic value method in accounting for its stock based employee compensation plans.

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

NOTE B - BUSINESS ACQUISITIONS

1999 ACQUISITIONS:

AMFM

On October 2, 1999, the Company entered into a definitive agreement to merge with AMFM Inc. ("AMFM"). This merger will create one of the world's largest out-of-home media entities. After anticipated divestitures required to gain regulatory approval, the combined company will own or program approximately 870 domestic radio stations. This merger is structured as a tax-free, stock-for-stock transaction. Each share of AMFM common stock will be exchanged for 0.94 shares of the Company's common stock. The Company will issue approximately 202.8 million shares of its common stock, valuing the merger at October 2, 1999 at approximately $17.1 billion plus the assumption of AMFM's debt. Consummation of this merger, which is subject to regulatory approval and various closing conditions, is expected during the second half of 2000.

DAME MEDIA

On July 1, 1999, the Company closed its merger with Dame Media, Inc. ("Dame Media"). Pursuant to the terms of the agreement, the Company exchanged approximately 954,100 shares of its common stock for 100% of the outstanding stock of Dame Media, valuing this merger at approximately $65.0 million. In addition the Company assumed $32.7 million of long term debt, which was immediately refinanced utilizing the domestic credit facility. Dame Media's operations include 21 radio stations in five markets located in New York and Pennsylvania. The Company began consolidating the results of operations on July 1, 1999.

DAUPHIN

On June 11, 1999, the Company acquired a 50.5% equity interest in Dauphin OTA, ("Dauphin") a French company engaged in outdoor advertising. In August 1999 the Company completed its tender offer for over 99% of the remaining shares outstanding. At December 31, 1999, all of the shares had been surrendered for an aggregate cost of approximately $487.2 million. Dauphin's operations include approximately 103,000 outdoor advertising display faces in France, Spain, Italy, and Belgium. This acquisition is being accounted for as a purchase with resulting goodwill of approximately $449.7 million, which is being amortized over 25 years on a straight-line basis. The purchase price allocation is preliminary pending completion of appraisals and other fair value analysis of assets and liabilities, which the Company anticipates will be completed during the second quarter of 2000. The Company began consolidating the results of operations on the date of acquisition.

JACOR

On May 4, 1999, the Company closed its merger with Jacor Communications, Inc. ("Jacor"). Pursuant to the terms of the agreement, each share of Jacor common stock was exchanged for 1.1573151 shares of the Company's common stock or approximately 60.9 million shares valued at $4.2 billion. In addition, the Company assumed approximately $1.4 billion of Jacor's long-term debt, as well as Jacor's Liquid Yield Option Notes with a fair value of approximately $490.1 million, which are convertible into approximately 7.1 million shares of the Company's common stock. The Company also assumed options, stock appreciation rights and common stock warrants with a fair value of $414.9 million, which are convertible into approximately 9.2 million shares of the Company's common stock. The Company refinanced $850.0 million of Jacor's long-term debt at the closing of the merger using the Company's credit facility. Subsequent to the merger, the Company tendered an additional $22.1 million of Jacor's long-term debt. Included in the Jacor assets acquired is $83 million of restricted cash related to the disposition of Jacor assets in connection with the merger. This merger has been accounted for as a purchase with resulting goodwill of approximately $3.1 billion, which is being amortized over 25 years on a straight-line basis. This purchase price allocation is preliminary pending completion of appraisals and other fair value analysis of assets and liabilities, which the Company anticipates will be completed during the second quarter of 2000. The results of operations of Jacor have been included in the Company's financial statements beginning May 4, 1999.

In order to comply with governmental directives regarding the Jacor merger, the Company divested certain assets valued at $205.8 million and swapped other assets valued at $35 million in transactions with various third parties, resulting in a gain on sale of stations of $138.7 million and an increase in income tax expense (at the Company's statutory rate of 38%) of $52.0 million during 1999. The Company anticipates deferring the majority of this tax expense based on its ability to replace the stations sold with qualified assets. The proceeds from divestitures are being held in restricted trusts until suitable replacement properties are identified.

The following table details the reconciliation of divestiture and acquisition activity in the restricted trust accounts:

In thousands of dollars

Restricted cash resulting from Clear Channel divestitures          $ 201,500
Restricted cash purchased in Jacor Merger                             83,000
Restricted cash from disposition of assets held in trust               4,300
Restricted cash used in acquisitions                                (246,228)
Restricted cash refunded                                             (41,451)
Other changes to restricted cash                                       3,228
                                                                   ---------
Restricted cash balance at December 31, 1999                       $   4,349
                                                                   =========

OTHER

Also during 1999, the Company acquired substantially all of the assets of nine radio stations in six domestic markets, 2,789 outdoor display faces in 29 domestic markets and in malls throughout the U.S. and 72,326 outdoor display faces in eight international markets. The aggregate cash paid for these acquisitions was approximately $739.3 million.

1998 ACQUISITIONS:

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

MORE GROUP

On August 6, 1998, the Company completed the final closing of its tender offer for all of the issued and to be issued shares of More Group Plc., ("More Group"), an outdoor advertising company based in the United Kingdom. More Group's operations included approximately 90,000 outdoor advertising display faces in 22 countries. Through a series of transactions beginning in May 1998, the Company purchased all issued share capital of More Group for (pound)11.10 per share, totaling approximately $765.5 million. In addition, the Company assumed approximately $137.7 million in long-term debt from More Group. The Company has accounted for this acquisition as a purchase, which resulted in approximately $693.7 million additional goodwill being amortized over 25 years on a straight-line basis. Majority control of More Group was reached on June 25, 1998. The Company began consolidating the results of operations on July 1, 1998.

1997 ACQUISITIONS:

ELLER MEDIA

In April of 1997, the Company acquired approximately 93% of the outstanding stock of Eller Media, Inc. ("Eller"). Eller's operations included approximately 50,000 outdoor advertising display faces in 15 major metropolitan markets. As consideration for the stock acquired, the Company paid cash of approximately $329 million and issued common stock of the Company in the aggregate value of approximately $298 million. In addition, the Company issued options on the Company's common stock with an aggregate value of approximately $51 million in connection with the assumption of Eller's outstanding stock options. In addition, the Company assumed approximately $417 million of Eller's long-term debt, which was refinanced at the closing date using the Company's credit facility. This acquisition was accounted for as a purchase with resulting goodwill of approximately $655 million.

PAXSON RADIO

In December 1997 the Company acquired 43 radio stations, six news, sports and agricultural networks and approximately 350 display faces from Paxson Communications, Inc. ("Paxson") for approximately $629 million.

The following is a summary of the assets acquired and the consideration given for acquisitions:

In thousands of dollars

                                           1999              1998               1997
                                      -------------      -------------      -------------
Property, plant and
  equipment                           $     654,430      $   1,185,813      $     629,207
Accounts receivable                         329,999            103,711             56,028
Equity investments                               --             15,262                 --
Licenses, goodwill and
  other assets                            8,158,034          2,505,259          1,460,505
                                      -------------      -------------      -------------
Total assets acquired                     9,142,463          3,810,045          2,145,740
Less:
Long term debt assumed                   (1,942,185)          (753,065)                --
Other liabilities assumed                  (490,138)          (267,258)          (526,938)
Deferred tax (liability) asset             (789,186)          (273,708)            19,482
Minority interest                           (21,267)            (2,162)           (15,047)
Common Stock issued                      (4,673,139)        (1,201,857)          (348,688)
                                      -------------      -------------      -------------
Cash paid for acquisitions            $   1,226,548      $   1,311,995      $   1,274,549
                                      =============      =============      =============

The results of operations for 1999, 1998, and 1997 include the operations of each station, for which the Company purchased the license, as well as all other businesses acquired, from the respective date of acquisition. Unaudited pro forma consolidated results of operations, assuming each of the acquisitions had occurred at January 1, 1997, would have been as follows:

                                                   Pro Forma (Unaudited)
                                                  Year Ended December 31,
                                      In thousands of dollars, except per share data

                                          1999             1998            1997
                                    -------------     -------------    -------------

Net revenue                         $   3,082,640     $   2,629,290    $   2,187,030
Net loss                            $     (65,728)    $    (125,633)   $    (144,727)
Net loss per common share:
     Basic                          $        (.20)    $        (.41)   $        (.52)
     Diluted                        $        (.20)    $        (.41)   $        (.52)

The pro forma information above is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had the acquisitions of or mergers with Eller, Paxson, Universal, More Group, Dauphin, Dame and Jacor occurred at the beginning of 1997, nor is it indicative of future results of operations. The Company made other acquisitions during 1999, 1998 and 1997, the effects of which, individually and in aggregate, were not material to the Company's consolidated financial position or results of operations.

NOTE C - INVESTMENTS

INVESTMENTS IN NON-CONSOLIDATED AFFILIATES:

AUSTRALIAN RADIO NETWORK

In May 1995, the Company purchased a fifty percent (50%) interest in Australian Radio Network ("ARN"), an Australian company that owns and operates radio stations, a narrowcast radio broadcast service and a radio representation company in Australia.

HISPANIC BROADCASTING CORPORATION

In May 1995, the Company purchased 21.4% of the outstanding common stock of Hispanic Broadcasting Corporation (formerly known as Heftel Broadcasting Corporation, "HBC"), a Spanish-language radio broadcaster in the United States. In August 1996, the Company purchased an additional 41.8% of the outstanding common stock of HBC. In early January 1997, the Company purchased certain interest from the Tichenor family, which was subsequently exchanged for HBC common stock at the time of HBC's merger with Tichenor Media System, Inc. ("Tichenor"), another Spanish-language radio broadcaster with stations in major Hispanic markets in the United States. In February of 1997, the Company sold 350,000 shares of its HBC common stock as a selling shareholder in a secondary stock offering in which HBC issued an additional 4.8 million shares of common stock. The Company recognized a gain of approximately $6.2 million as a result of this transaction. Also, HBC issued 5.6 million shares of its common stock in connection with its merger with Tichenor and another 5.1 million shares of its common stock in January of 1998, 2 million shares in June 1999 and 3.1 million in December 1999. After the above-described transactions, the Company's interest in HBC was 26% of the total number of shares of HBC's common stock outstanding at December 31, 1999, which had a fair market value of $1.3 billion at that date.

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

SUMMARIZED FINANCIAL INFORMATION

The following table summarizes the Company's investments in these nonconsolidated affiliates:

In thousands of dollars

                                                                                White          All
                                         ARN          HBC          Acir         Horse        Others         Total
                                      ---------   ----------    ---------    ---------    ---------     -----------
At December 31, 1998                  $  61,947   $  137,047    $  54,352    $  35,193    $  36,296     $   324,835
Acquisition of new investments               --           --           --           --       26,235          26,235
Additional investment, net               (4,933)          --           --        5,542        9,803          10,412
Equity in net earnings (loss)             2,988        9,930        1,044         (223)         (62)         13,677
Amortization of excess cost                  --         (202)      (1,896)        (460)        (674)         (3,232)
Foreign currency transaction
    adjustment                              330           --           --           --           --             330
Foreign currency translation
    Adjustment                            5,032           --          765          (81)       2,945           8,661
                                      ---------   ----------    ---------    ---------    ---------     -----------
At December 31, 1999                  $  65,364   $  146,775    $  54,265    $  39,971    $  74,543     $   380,918
                                      =========   ==========    =========    =========    =========     ===========

These investments are not consolidated, but are accounted for under the equity method of accounting, whereby the Company records its investments in these entities in the balance sheet as "Investments in, and advances to, nonconsolidated affiliates." The Company's interests in their operations are recorded in the statement of earnings as "Equity in earnings (loss) of nonconsolidated affiliates." Other income derived from transactions with nonconsolidated affiliates consists of interest, management fees and other transaction gains, which aggregated $7.4 million in 1999, $5.8 million in 1998 and $6.4 million in 1997, less applicable income taxes of $2.1 million in 1999, $1.8 million in 1998 and $2.5 million in 1997 and are recorded in the Consolidated Statement of Earnings as "Equity in earnings (loss) of nonconsolidated affiliates." Undistributed earnings (loss) included in Retained Earnings for these investments was $10.8 million, $4.5 million and $2.1 million for December 31, 1999, 1998 and 1997, respectively.

OTHER INVESTMENTS:

Other investments at December 31, 1999 and 1998 include marketable equity securities recorded at market value of $759.7 million and $332.2 million (cost basis of $254.2 million and $84.2 million), respectively. During 1999 and 1998, realized gains of $22.9 million and $39.2 million were recorded in "Other income (expense) - net." At December 31, 1999 and 1998, unrealized gains, net of tax, of $328.6 million and $161.2 million, respectively, were recorded as a separate component of shareholders' equity.

NOTE D - LONG-TERM DEBT

Long-term debt at December 31, 1999 and 1998 consisted of the following:
In thousands of dollars

                                                                                December 31,
                                                                      -------------------------------
                                                                             1999           1998
                                                                      -------------    --------------
Debentures (1)                                                        $     300,000    $      300,000
2.625% Convertible Notes (2)                                                575,000           575,000
6.6250% Senior Notes (3)                                                    125,000           125,000
6.875% Senior Debentures (4)                                                175,000           175,000
1.5% Convertible Notes (5)                                                1,000,000                --
Domestic revolving long-term line of credit facility (6)                    743,750         1,007,500
Multi-currency revolving long-term line of credit facility (7) (9)          483,868                --
Various Senior Subordinated Notes (8)                                       571,405                --
Other long-term debt (9)                                                    149,881           149,107
                                                                      -------------    --------------
                                                                          4,123,904         2,331,607
Less: current portion                                                        30,361             7,964
                                                                      -------------    --------------
Total long-term debt                                                  $   4,093,543    $    2,323,643
                                                                      =============    ==============


(1) Debentures, 7.25%, interest payable semiannually on April 15 and October 15, beginning April 15, 1998, principal to be paid in full on October 15, 2027. Proceeds from issuance of debentures totaled $294.3 million, net of fees and initial offering discount of $5.7 million. The fees and initial offering discount are being amortized as interest expense over 30 years. The market value of the debentures was approximately $258.2 million at December 31, 1999.

(2) Convertible notes, 2.625%, interest payable semiannually on April 1 and October 1, beginning October 1, 1998, principal to be paid in full on April 1, 2003. Proceeds from issuance of convertible notes totaled $566.5 million, net of fees and initial offering discount of $8.5 million. The fees and initial offering discount are being amortized as interest expense over three and five years, respectively. The notes are convertible into the Company's common stock at any time following the date of original issuance, unless previously redeemed, at a conversion price of $61.95 per share, subject to adjustment in certain events. The Company has reserved 9,281,679 of its common stock for the conversion of these notes. The notes are redeemable, in whole or in part, at the option of the Company at any time on or after April 1, 2001 and until March 31, 2002 at 101.050%; on or after April 1, 2002 and until March 31, 2003 at 100.525%; and on or after April 1, 2003 at 100%, plus accrued interest. The market value of the 2.625% convertibles notes was approximately $853.2 million at December 31, 1999.

(3) Senior notes, 6.6250%, interest payable semiannually on June 15 and December 15, beginning December 15, 1998, principal to be paid in full on June 15, 2008. Proceeds from issuance of notes totaled $124.1 million, net of fees and initial offering discount of $0.9 million. The fees and initial offering discount are being amortized as interest expense over 10 years. The market value of the 6.625% senior notes was approximately $114.4 million at December 31, 1999.

(4) Senior debentures, 6.875%, interest payable semiannually on June 15 and December 15, beginning December 15, 1998, principal to be paid in full on June 15, 2018. Proceeds from issuance of debentures totaled $171.9 million, net of fees and initial offering discount of $3.1 million. The fees and initial offering discount are being amortized as interest expense over 20 years. The market value of the 6.875% senior debentures was approximately $149.2 million at December 31, 1999.

(5) Convertible notes, 1.5%, interest payable semiannually on June 1 and December 1, beginning June 1, 2000, principal to be paid in full on December 1, 2002. Proceeds from issuance of convertible notes totaled $984.8 million, net of fees and initial offering discount of $15.2 million. The fees and initial offering discount are being amortized as interest expense over three and five years, respectively. The notes are convertible into the Company's common stock at any time prior to maturity, at a conversion price of 9.45 shares per each $1,000 principal amount of convertible notes, subject to adjustment in certain circumstances. The Company has reserved 9,453,582 of its common stock for the conversion of these notes. The carrying value of the 1.5% convertible notes approximated fair value at December 31, 1999.

(6) Domestic revolving long-term line of credit facility payable to banks, interest only through September 2000, payable quarterly, rate based upon prime, LIBOR or Fed funds rate, at the Company's discretion, principal to be paid in full by June 2005, secured by 100% of the Common Stock of the Company's wholly owned subsidiaries. This $2 billion facility converts into a reducing revolving line of credit on the last business day of September 2000, with quarterly repayment of the principal to begin on that date and continue quarterly through the last business day of June 2005, when the commitment must be paid in full. Of the $1.3 billion undrawn, $12.1 million is unavailable due to letters of credit. This leaves $1.2 billion available at December 31, 1999 for future borrowings under the credit facility.

(7) Multi-currency revolving long-term line of credit facility with interest payable quarterly, rate based upon prime or LIBOR for U. S. dollar borrowings and for offshore currencies, based on offered quotations in the applicable currency and Interbank Market. $516.1 million remains undrawn, secured by 100% of the Common Stock of the Company's wholly owned subsidiaries. The $1 billion facility matures on August 10, 2000 at which time the Company has the option to convert this facility to a four-year tem loan. This credit facility allows for borrowings in various foreign currencies, which the Company intends to use to hedge net assets in those currencies.

(8) On December 14, 1999 the Company completed a tender offer for the 10.125% senior subordinated notes due June 15, 2006; 9.75% senior subordinated notes due December 15, 2006; 8.75% senior subordinated notes due June 15, 2007; and 8.0% senior subordinated notes due February 15, 2010. An agent acting on behalf of the Company redeemed notes with a face value of approximately $516.6 million. Cash settlement of the amount due to the agent was completed on January 14, 2000 and was funded through the domestic credit facility. Including premiums, discounts, and agency fees, the Company is recognizing approximately $13.2 million as an extraordinary charge against net income, net of tax of approximately $8.1 million. After redemption, approximately $1.2 million of the notes remain outstanding.

(9) Approximately $604.3 million and $103.7 million of the Company's debt is denominated in foreign currencies at December 31, 1999 and 1998, respectively. This debt acts as a natural hedge of a portion of the Company's investment in net assets of foreign subsidiaries. Currency translation gains and (losses) related to such debt was $24.4 million, $(3.0) million and $-0- in 1999, 1998 and 1997, respectively.

The Company's current line of credit agreement with banks contains certain covenants that substantially restrict, among other matters, the payment of cash dividends and the pledging of assets.

Future maturities of long-term debt at December 31, 1999 are as follows:

In thousands of dollars
     2000                               $      30,361
     2001                                       1,726
     2002                                       1,209
     2003                                   1,037,026
     2004                                   1,106,775
     Thereafter                             1,946,807
                                        -------------
                                        $   4,123,904
                                        =============


The Company currently hedges a portion of its outstanding debt with interest rate swap agreements that effectively fix the interest at rates from 4.5% to 8.0% on $60.6 million of its current borrowings. These agreements expire from April 2000 to December 2000. The fair value of these agreements at December 31, 1999, and settlements of interest during 1999 were not material.


NOTE E - LIQUID YIELD OPTION NOTES

The Company assumed two issues of Liquid Yield Option Notes ("LYONs") as a part of the merger with Jacor on May 4, 1999.

LYONs due 2018:
The Company assumed 4 3/4% LYONs due 2018 with a fair value of $225.4 million. Each LYON has a principal amount at maturity of $1,000 and is convertible, at the option of the holder, at any time on or prior to maturity, into the Company's common stock at a conversion rate of 7.227 shares per LYON. The LYONs due 2018, had a balance, net of redemptions, conversions to common stock, amortization of premium, and accretion of interest, at December 31, 1999, of $229.9 million and approximate fair value of $286.0 million. At December 31, 1999, approximately 3.1 million shares of common stock were reserved for the conversion of the LYONs due 2018.

The LYONs due 2018 are not redeemable by the Company prior to February 9, 2003. Thereafter, the LYONs are redeemable for cash at any time at the option of the Company in whole or in part, at redemption prices equal to the issue price plus accrued original issue discount to the date of redemption.

The LYONs due 2018 can be purchased by the Company, at the option of the holder, on February 9, 2003, February 9, 2008, and February 9, 2013, for a purchase price of $494.52, $625.35 and $790.79, respectively, representing a 4 3/4% yield per annum to the holder on such date. The Company, at its option, may elect to pay the purchase price on any such purchase date in cash or common stock, or any combination thereof.

LYONs due 2011:
The Company assumed 5 1/2% LYONs due 2011 with a fair value of $264.8 million. Each LYON has a principal amount at maturity of $1,000 and is convertible, at the option of the holder, at any time on or prior to maturity, into the Company's common stock at a conversion rate of 15.522 shares per LYON. The LYONs due 2011 had a balance, net of redemptions, conversions to common stock, amortization of premium, and accretion of interest, at December 31, 1999, of $260.9 million and approximate fair value of

$344.8 million. At December 31, 1999, approximately 3.9 million shares of common stock were reserved for the conversion of the LYONs due 2011.

The LYONs due 2011 are not redeemable by the Company prior to June 12, 2001. Thereafter, the LYONs are redeemable for cash at any time at the option of the Company in whole or in part, at redemption prices equal to the issue price accrued plus original issue discount to the date of redemption.

The LYONs due 2011 can be purchased by the Company, at the option of the holder, on June 12, 2001 and June 12, 2006 for a purchase price of $581.25 and $762.39, respectively, representing a 5 1/2 yield per annum to the holder on such date. The Company, at its option, may elect to pay the purchase price on any such purchase date in cash or common stock, or any combination thereof.


NOTE F - COMMITMENTS

The Company leases office space, certain broadcasting facilities, equipment and the majority of the land occupied by its outdoor advertising structures under long-term operating leases. Some of the lease agreements contain renewal options and annual rental escalation clauses (generally tied to the consumer price index or a maximum of 5%), as well as provisions for the payment of utilities and maintenance by the Company. As of December 31, 1999, the Company's future minimum rental commitments, under noncancelable lease agreements with terms in excess of one year, consist of the following:

In thousands of dollars
     2000                                $    160,910
     2001                                     140,884
     2002                                     116,985
     2003                                      88,319
     2004                                      73,420
     Thereafter                               464,070
                                         ------------
                                         $  1,044,588
                                         ============

Rent expense charged to operations for 1999, 1998 and 1997 was $306.4 million, $200.6 million and $76.5 million, respectively.


NOTE G - CONTINGENCIES

From time to time, claims are made and lawsuits are filed against the Company, arising out of the ordinary business of the Company. In the opinion of the Company's management, liabilities, if any, arising from these actions are either covered by insurance or accrued reserves, or would not have a material adverse effect on the financial condition of the Company.

In various areas in which the Company operates, outdoor advertising is the object of restrictive and, in some cases, prohibitive zoning and other regulatory provisions, either enacted or proposed. The impact to the Company of loss of displays due to governmental action has been somewhat mitigated by federal and state laws mandating compensation for such loss and constitutional restraints.

NOTE H - INCOME TAXES

Significant components of the provision for income taxes are as follows:

In thousands of dollars

                           1999                 1998                1997
                        -----------         ----------         -----------
Current - federal       $    82,452         $   36,084         $    28,321
Deferred - domestic          43,386             35,329              18,299
Deferred - foreign          (10,049)                --                  --
State                        14,547              3,156               3,012
Foreign                      14,324               (373)                 --
                        -----------         ----------         -----------
Total                   $   144,660         $   74,196         $    49,632
                        ===========         ==========         ===========

Included in current-federal is $2.1 million, $1.8 million and $2.5 million for 1999, 1998 and 1997, respectively, related to taxes on other income from nonconsolidated affiliates, which has been included as a reduction in equity in earnings (loss) of nonconsolidated affiliates. Also, $8.1 million of benefit related to the extraordinary loss resulting from early extinguishment of long-term debt is included in current - federal for 1999. The remaining $150.7 million, $72.4 million and $47.1 million for 1999, 1998 and 1997, respectively, have been reflected as income tax expense.

Significant components of the Company's deferred tax liabilities and assets as of December 31, 1999 and 1998 are as follows:

In thousands of dollars

                                                     1999                      1998
                                                 -------------             -------------
Deferred tax liabilities:
Fixed assets                                     $     297,772             $     227,432
Intangibles                                            860,916                    41,493
Unrealized gain in marketable securities               181,114                    86,792
Foreign                                                 98,720                    94,366
Other                                                    1,235                     1,473
Deferred income                                            377                        --
                                                 -------------             -------------
Total deferred tax liabilities                       1,440,134                   451,556

Deferred tax assets:
Deferred income                                             --                     3,355
Operating loss carryforwards                            84,934                    67,155
Accrued expenses                                        10,651                    13,165
Bad debt reserves                                        6,271                     3,160
Accrued interest                                         8,006                        --
Bond premiums                                           76,864                        --
Other                                                    1,242                       994
                                                 -------------             -------------
Total gross deferred tax assets                        187,968                    87,829
Valuation allowance                                     37,617                    19,837
                                                 -------------             -------------
Total deferred tax assets                              150,351                    67,992
                                                 -------------             -------------
Net deferred tax liabilities                     $   1,289,783             $     383,564
                                                 =============             =============

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:
In thousands of dollars

                                          1999                         1998                        1997
                                 ----------------------       ----------------------      ----------------------
                                   Amount       Percent        Amount        Percent        Amount       Percent
                                 --------       -------       -------        -------      --------       -------
Income tax expense
  at statutory rates             $  75,996         35%        $  44,880          35%      $  38,772         35%
State income taxes, net
  of federal tax benefit            18,084          8%            5,108           4%          1,958          2%
Amortization of goodwill            54,279         25%           21,365          17%          7,093          6%
Other, net                          (3,699)        (2)%           2,843           2%          1,809          2%
                                 ---------       ----         ---------      ------       ---------     ------
                                 $ 144,660         66%        $  74,196          58%      $  49,632         45%
                                 =========       ====         =========      ======       =========     ======

The Company has certain net operating loss carryforwards amounting to $228.4 million, which expire in the year 2018. Approximately $162.4 million in operating loss carryforwards was generated by certain acquired companies prior to their acquisition by the Company. During the current year, the Company did not utilize any net operating loss carryforwards.

The Company established a valuation allowance against its operating loss carryforwards generated by certain companies acquired during 1998 and 1999 following an assessment of the likelihood of realizing such amounts. The amount of the valuation allowance was based on past operating history as well as statutory restrictions on the use of operating losses from acquisitions, tax planning strategies and its expectation of the level and timing of future taxable income.

NOTE I - CAPITAL STOCK

STOCK SPLITS AND DIVIDENDS:

In May 1998 the Board of Directors authorized a two-for-one stock split distributed on July 28, 1998 to stockholders of record on July 21, 1998. A total of 124.2 million shares were issued in connection with the stock split. All share, per share, stock price and stock option amounts shown in the financial statements (except the Consolidated Statement of Changes in Shareholders' Equity) and related footnotes have been restated to reflect the stock split.


ELLER PUT/CALL AGREEMENT:

The Company granted to the former Eller stockholders certain demand and piggyback registration rights relating to the shares of common stock received by them. The holders of the approximately 7% of the outstanding capital stock of Eller, not purchased by the Company in April 1997, had the right to put such stock to the Company for approximately 2.2 million shares of the Company's common stock until April 10, 2002. During 1998, the former Eller stockholders exercised their put right for 260,000 shares of the Company's common stock. In June 1999, the former Eller stockholders and the Company terminated the put rights agreement and at which time the Eller stockholders received the remaining
1.9 million shares of the Company's common stock.

RECONCILIATION OF EARNINGS PER SHARE:

In thousands of dollars, except per share data

                                                     1999            1998            1997
                                                -----------    -----------     -----------
 NUMERATOR:
  Net income before extraordinary item           $    85,655    $    54,031     $    63,576
    Extraordinary item                               (13,185)            --              --
                                                 -----------    -----------     -----------
    Net income                                        72,470         54,031          63,576

  Effect of dilutive securities:
    Eller put/call option agreement                   (2,300)        (4,299)         (2,577)
    Convertible debt - 2.625% issued in 1998           9,811*         7,358              --
    Convertible debt - 1.5% issued in 1999               964*            --              --
    LYONs - 1996 issue                                  (311)            --              --
    LYONs - 1998 issue                                 2,944*            --              --
    Less:  Anti-dilutive items                       (13,719)            --              --
                                                 -----------    -----------     -----------
                                                      (2,611)         3,059          (2,577)

Numerator for net income per
  common share - diluted                         $    69,859    $    57,090     $    60,999
                                                 ===========    ===========     ===========

DENOMINATOR:
  Weighted-average common shares                     312,610        236,060        176,960

  Effect of dilutive securities:
    Stock options and common stock warrants            8,395          4,098          4,440
    Eller put/call option agreement                      847          1,972          1,630
    Convertible debt - 2.625% issued in 1998           9,282*         6,993             --
    Convertible debt - 1.5% issued in 1999               927*            --             --
    LYONs - 1996 issue                                 2,556             --             --
    LYONs - 1998 issue                                 2,034*            --             --
    Less:  Anti-dilutive items                       (12,243)            --             --
                                                 -----------    -----------    -----------
                                                      11,798         13,063          6,070

Denominator for net income
  per common share - diluted                         324,408        249,123        183,030
                                                 ===========    ===========    ===========

Net income per common share:
  Basic:
    Net income before extraordinary item         $       .27    $       .23    $       .36
    Extraordinary item                                  (.04)            --             --
                                                 -----------    -----------    -----------
    Net income                                   $       .23    $       .23    $       .36
                                                 ===========    ===========    ===========

  Diluted:
    Net income before extraordinary item         $       .26    $       .22    $       .33
    Extraordinary item                                  (.04)            --             --
                                                 -----------    -----------    -----------
    Net income                                   $       .22    $       .22    $       .33
                                                 ===========    ===========    ===========

* Denotes items that are anti-dilutive to the calculation of earnings per share.

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

The following table presents a summary of the Company's stock options outstanding at and stock option activity during the years ended December 31, 1999, 1998 and 1997.


In thousands, except per share data

                                                                                   Weighted
                                                                                    Average
                                                                                Exercise Price
                                                                Options (1)       Per Share
                                                                -----------       ---------
Options outstanding at January 1, 1997                             3,276              5.00
Options granted in acquisitions                                    2,936              7.00
Options granted                                                      692             22.00
Options exercised                                                   (990)             3.00
Options forfeited                                                    (56)            17.00
                                                                  ------
Options outstanding at December 31, 1997                           5,858              8.00
                                                                  ======

Weighted-average fair value of options granted during 1997                           18.00

Options outstanding at January 1, 1998                             5,858              8.00
Options granted in acquisitions                                      215             25.00
Options granted                                                    1,401             44.00
Options exercised                                                 (1,339)             5.00
Options forfeited                                                   (128)            43.00
                                                                  ------
Options outstanding at December 31, 1998                           6,007             17.00
                                                                  ======

Weighted-average fair value of options granted during 1998                           21.00

Options outstanding at January 1, 1999                             6,007             17.00
Options granted in acquisitions                                    3,666             28.00
Options granted                                                    1,580             63.00
Options exercised                                                 (2,989)            13.00
Options forfeited                                                   (214)            38.00
                                                                  ------
Options outstanding at December 31, 1999 (2)                       8,050             32.00
                                                                  ======

Weighted-average fair value of options granted during 1999                           26.00

(1) Adjusted to reflect two-for-one stock split paid on July 1998.

(2) Vesting dates range from February 2000 to December 2004, and expiration dates range from February 2000 to February 2009 at exercise prices ranging from $2.08 to $86.00, with an average contractual remaining life of five years. Of the 8.1 million options outstanding at December 31, 1999, 5.0 million were exercisable at a weighted-average exercise price of $25.10. There were 8.7 million shares available for future grants under the various option plans at December 31, 1999.

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997: risk-free interest rates of 6.0%, 5.0% and 6.0% for 1999, 1998 and 1997, respectively; a dividend yield of 0%; the volatility factors of the expected market price of the Company's common stock used was 30%, 36% and 31% for 1999, 1998 and 1997, respectively; and the weighted-average expected life of the option was six, six and five years for 1999, 1998 and 1997, respectively.

Pro forma net income and earnings per share, assuming that the Company had accounted for its employee stock options using the fair value method and amortized such to expense over the options' vesting period is as follows:

                                               1999                 1998                   1997
                                               ----                 ----                   ----
Net income before extraordinary item (in thousands)
    As reported                             $  85,655             $  54,031             $  63,576
    Pro forma                               $  70,781             $  47,982             $  61,739

Net income before extraordinary item per common share
  Basic:
    As reported                             $     .27             $     .23             $     .36
    Pro forma                               $     .23             $     .20             $     .35

  Diluted:
    As reported                             $     .26             $     .22             $     .33
    Pro forma                               $     .21             $     .20             $     .33

In February 1991, CCTV, a wholly owned subsidiary of the Company, adopted the 1991 Non-Qualified Stock Option Plan which authorized the granting of options to purchase 50,000 shares of CCTV Common Stock. In February 1993, CCTV elected to discontinue the granting of options under this plan. In 1998, the Company offered to repurchase the outstanding options. Options were valued at $7.1 million by an outside consulting firm and recorded in "Other income (expense) - net" as compensation expense in 1998. Option holders were paid in January 1999.

At December 31, 1999, common shares reserved for future issuance under the Company's various stock option plans aggregated 16.9 million shares including
8.1 million options currently granted.


COMMON STOCK RESERVED FOR FUTURE ISSUANCE

Common stock is reserved for future issuances of, approximately 16.9 million shares for issuance upon the various stock option plans to purchase the Company's common stock, 9.3 million shares for issuance upon conversion of the Company's 2?% Senior Convertible Notes, 9.5 million for issuance upon conversion of the Company's 1 1/2% Senior Convertible Notes, 7.0 million for issuance upon conversion of the Company's LYONs, 5.5 million for issuance upon conversion of the Company's Common Stock Warrants and approximately 243.6 million shares are reserved for issuance upon consummation of pending mergers.

NOTE J - EMPLOYEE BENEFIT PLANS

The Company has various 401(K) savings and other plans for the purpose of providing retirement benefits for substantially all employees. Both the employees and the Company make contributions to the plan. The Company matches a portion of an employee's contribution. Company matched contributions vest to the employees based upon their years of service to the Company. Contributions to these plans of $7.9 million, $3.8 million and $1.2 million were charged to expense for 1999, 1998 and 1997, respectively.


NOTE K - OTHER INFORMATION
In thousands of dollars

                                                                        For the year ended December 31,
                                                                ----------------------------------------------
                                                                     1999             1998              1997
                                                                -----------        ----------        ---------

The following details the components of "Other income (expense) - net":
  Realized gains on sale of marketable securities               $    22,930        $   39,221        $  10,019
  Gain (loss) on disposal of fixed assets                             2,897           (13,845)           1,129
  Minority interest                                                  (2,769)             (327)            (848)
  Interest income from notes receivable                               5,403             2,635               --
  Compensation expense relating to subsidiary options                    --            (8,791)              --
  IRS and legal settlements                                              --            (7,400)              --
  Charitable contribution of treasury shares                         (4,102)               --               --
  Other                                                              (4,150)            1,317            1,279
                                                                -----------        ----------        ---------
Total Other Income (Expense) - net                              $    20,209        $   12,810        $  11,579
                                                                ===========        ==========        =========

The following details the income tax expense (benefit) on items of other comprehensive income:
    Foreign currency translation adjustments                    $     3,036        $    3,124        $  (2,727)
    Unrealized gains on securities:
      Unrealized holding gains arising during period            $    98,170        $   87,729        $  12,791
      Less:  reclassification adjustments for gains
        included in net income                                  $    (8,026)       $  (13,727)              --

                                                                                 As of December 31,
                                                                           -----------------------------
                                                                              1999                1998
                                                                           -----------         ---------
The following details the components of "Other current assets":
  Current film rights                                                      $    19,584         $  14,468
  Inventory                                                                     42,672             9,937
  Prepaid expenses                                                              35,791            34,035
  Other                                                                         25,438             7,650
                                                                           -----------         ---------
Total Other Current Assets                                                 $   123,485         $  66,090
                                                                           ===========         =========

The following details the components of "Other current liabilities":
  Deferred income - current                                                 $   54,113        $    7,628
  Current portion of film rights liability                                      20,662            15,657
                                                                            ----------        ----------
Total Other Current Liabilities                                             $   74,775        $   23,285
                                                                            ==========        ==========

The following details the components of "Other comprehensive income":
  Cumulative currency translation adjustment                                $  (45,851)       $    1,963
  Cumulative unrealized gain on investments                                    328,596           161,185
                                                                            ----------        ----------
Total Other Comprehensive Income                                            $  282,745        $  163,148
                                                                            ==========        ==========


NOTE L - SUBSEQUENT EVENTS

AMFM Merger:
         In order to obtain FCC approval to close the AMFM merger, the Company may need to divest between 110 and 115 radio stations in the aggregate in approximately 37 markets or geographical areas. The Company may need to make additional divestitures of radio stations or other assets or interests in order to gain the approval of the federal and state antitrust authorities for the merger. At March 13, 2000, the Company has signed definitive agreements to sell 110 of these radio stations for an aggregated sales price of $4.3 billion. These definitive agreements are subject to the closing of the AMFM merger, regulatory approvals and other closing conditions.

SFX Merger:
         On February 28, 2000, the Company entered into a definitive agreement to merge with SFX Entertainment, Inc. ("SFX"). SFX is one of the world's largest diversified promoter producer and venue operator of live entertainment events. This merger will be a tax-free, stock-for-stock transaction. Each SFX Class A shareholder will receive 0.6 shares of the Company's common stock for each SFX share and each SFX Class B shareholder will receive one share of the Company's common stock for each SFX share, on a fixed exchange basis, valuing the merger at approximately $3.3 billion plus the assumption of SFX's debt. This merger is subject to regulatory and other closing conditions, including the approval from the SFX shareholders. The Company anticipates that this merger will close during the second half of 2000.


NOTE M - SEGMENT DATA

The Company is managed based on two principal business segments -- broadcasting and outdoor advertising. At December 31, 1999, the broadcasting segment included 486 radio stations and 15 television stations for which the Company is the licensee and 26 radio stations and nine television stations operated under lease management or time brokerage agreements. Of these stations, 534 operate in 123 domestic markets and two stations operate in one international market. The broadcasting segment also operates 14 radio networks.

At December 31, 1999, the outdoor segment owned 549,257 advertising display faces and operated 5,900 displays under lease management agreements. Of these 555,157 display faces, 133,097 are in over 43 domestic markets and the remaining 422,060 displays are in over 23 international markets.

Substantially all revenues represent income from unaffiliated companies.

In thousands of dollars

                                    1999            1998           1997
                                -----------     -----------     ----------
Net revenue
   Broadcasting                 $ 1,426,683     $   648,877     $  489,633
   Outdoor                        1,251,477         702,063        207,435
                                -----------     -----------     ----------
Consolidated                     $2,678,160     $ 1,350,940     $  697,068

Operating expenses
   Broadcasting                 $   848,734     $   373,452     $  286,314
   Outdoor                          783,381         393,813        108,090
                                -----------     -----------     ----------
Consolidated                     $1,632,115     $   767,265     $  394,404

Depreciation
   Broadcasting                 $    62,159     $    36,581     $   24,815
   Outdoor                          201,083          97,461         26,885
                                -----------     -----------     ----------
Consolidated                    $   263,242     $   134,042     $   51,700

Amortization of intangibles
   Broadcasting                 $   287,776     $    70,762     $   41,568
   Outdoor                          171,215         100,168         20,939
                                -----------     -----------     ----------
Consolidated                    $   458,991     $   170,930     $   62,507

Operating income
   Broadcasting                 $   188,807     $   148,571     $  122,971
   Outdoor                           64,859          92,307         44,603
                                -----------     -----------     ----------
Consolidated                    $   253,666     $   240,878     $  167,574

Total identifiable assets
   Broadcasting                 $11,764,963     $ 2,652,428     $2,151,601
   Outdoor                        5,056,549       4,887,490      1,304,036
                                -----------     -----------     ----------
Consolidated                    $16,821,512     $ 7,539,918     $3,455,637

Capital expenditures
   Broadcasting                 $    84,605     $    46,814     $   15,924
   Outdoor                          154,133          95,124         15,032
                                -----------     -----------     ----------
Consolidated                    $   238,738     $   141,938     $   30,956

Net revenue of $567,189, $175,132 and -0- and identifiable assets of $1,324,970, $1,245,132 and -0- derived from the Company's foreign operations are included in the data above for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE N - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
In thousands of dollars, except per share data

                                        March 31,            June 30,            September 30,           December31,
                                 --------------------  --------------------  --------------------  -----------------
                                     1999       1998       1999       1998       1999       1998       1999       1998
                                     ----       ----       ----       ----       ----       ----       ----       ----
Gross revenue                    $ 421,607  $ 229,849  $ 696,130  $ 360,961  $ 887,854  $ 434,597  $ 986,427  $ 497,144

Net revenue                      $ 376,787  $ 203,642  $ 617,691  $ 320,028  $ 796,157  $ 385,885  $ 887,525  $ 441,385
Operating expenses                 244,822    123,774    356,549    165,568    495,800    228,220    534,944    249,703
Depreciation and amortization      110,648     43,011    154,379     70,428    208,627     87,982    248,579    103,551
Corporate expenses                  12,447      5,909     15,884      7,870     16,254     11,960     25,561     12,086
                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Operating income                     8,870     30,948     90,879     76,162     75,476     57,723     78,441     76,045
Interest expense                    31,832     25,701     47,010     28,032     54,090     40,822     59,389     41,211
Gain on sale of stations                --         --    136,925         --         --         --      1,734         --
Other income (expenses)             10,919      2,795      4,048      7,403        907      3,218      4,335       (606)
                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income (loss) before income,
   taxes, equity in earnings (loss)
   of non-consolidated affiliates
   and extraordinary items         (12,043)     8,042    184,842     55,533     22,293     20,119     25,121     34,228
Income taxes                         2,889      4,259     79,962     32,360     23,695     12,147     44,089     23,587
                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income (loss) before equity in
   earnings (loss) of non-
   consolidated affiliates and
   extraordinary items             (14,932)     3,783    104,880     23,173     (1,402)     7,972    (18,968)    10,641
Equity in earnings (loss) of
   nonconsolidated affiliates        2,196      1,796      1,620      4,736      2,925      3,530      9,336     (1,600)
                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income (loss) before
   extraordinary item              (12,736)     5,579    106,500     27,909      1,523     11,502     (9,632)     9,041
Extraordinary item                      --         --         --         --         --         --    (13,185)        --
                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income (loss)                $ (12,736) $   5,579  $ 106,500  $  27,909  $   1,523  $  11,502   $(22,817) $   9,041
                                 =========  =========  =========  =========  =========  =========   ========  =========
Net income (loss) per
  common share: (1)
    Basic:
       Income (loss) before
         extraordinary item      $    (.05) $     .03  $     .35  $     .11  $     .00  $     .05  $    (.03)       .04
       Extraordinary item               --         --         --         --         --         --       (.04)        --
                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
       Net income (loss)         $    (.05) $     .03  $     .35  $     .11  $     .00  $     .05  $    (.07) $     .04
                                 =========  =========  =========  =========  =========  =========   ========  =========

    Diluted:
       Income (loss) before
         extraordinary item      $    (.05) $     .02  $     .33  $     .11  $     .00  $     .05  $    (.03) $     .04
       Extraordinary item               --         --         --         --         --         --       (.04)        --
                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
       Net income (loss)         $    (.05) $     .02  $     .33  $     .11  $     .00  $     .05  $    (.07) $     .04
                                 =========  =========  =========  =========  =========  =========   ========  =========
Stock price: (1)
  High                           $ 67.4375  $ 50.0315  $ 74.0000  $ 54.5625  $ 79.8750  $ 61.7500  $ 90.2500  $ 54.5000
  Low                              53.1250    36.7190    65.0625    44.0625    64.3750    40.3750    71.2500    36.1250

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

         The information required by this item with respect to the directors and nominees for election to our Board of Directors is incorporated by reference to the information set forth under the caption "Election of Directors" and "Compliance With Section 16(A) of the Exchange Act," in our Definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year end.

         The following information is submitted with respect to our executive officers as of December 31, 1999.

                               Age on
                            December 31,                                                          Officer
Name                            1999                Position                                       Since

L. Lowry Mays                    64      Chairman/Chief Executive Officer                          1972
Mark P. Mays                     36      President/ Chief Operating Officer                        1989
Randall T. Mays                  34      Executive Vice President/Chief Financial Officer          1993
Herbert W. Hill, Jr.             40      Senior Vice President/Chief Accounting Officer            1989
Kenneth E. Wyker                 38      Senior Vice President/Legal Affairs                       1993
W. A. Ripperton Riordan          42      Executive Vice President/Chief Operating Officer -        1995
                                           Television
Karl Eller                       71      Chief Executive Officer - Eller Media                     1997
Mark Hubbard                     50      Senior Vice President/Corporate Development               1998
Roger Parry                      46      Chief Executive Officer - Clear Channel International     1998
Paul Meyer                       57      President/Chief Operating Officer - Eller Media           1999
Juliana F. Hill                  30      Vice President/Finance and Strategic Development          1999
Randy Michaels                   47      President of Radio                                        1999

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

         Mr. M. Mays was our Senior Vice President of Operations from February 1993 until his appointment as our President/Chief Operating Officer in February 1997. He has been one of our directors since May 1998. Mr. M. Mays is the son of
L. Lowry Mays, our Chairman/Chief Executive Officer and the brother of Randall
T. Mays, our Executive Vice President/Chief Financial Officer.

         Mr. R. Mays was appointed Executive Vice President/Chief Financial Officer in February 1997. Prior thereto, he was our Vice President/Treasurer since he joined us in January 1993. Mr. R. Mays is the son of L. Lowry Mays, our Chairman/Chief Executive Officer and the brother of Mark P. Mays, our President/Chief Operating Officer.

         Mr. Hill was appointed Senior Vice President/Chief Accounting Officer in February 1997. Prior thereto, he was our Vice President/Controller since January 1989.

         Mr. Wyker was appointed Senior Vice President for Legal Affairs in February 1997. Prior thereto he was Vice President for Legal Affairs since he joined us in July 1993.

         Mr. Riordan was appointed Executive Vice President/Chief Operating Officer - Television in November 1995. Prior thereto he was the Vice President/General Manager of Clear Channel Television for the remainder of the relevant five-year period.

         Mr. Eller was appointed Chief Executive Officer - Eller Media in April 1997. Prior thereto, he was the Chief Executive Officer of Eller Media Company from August 1995 to April 1997 and he was the Chief Executive Officer of Eller Outdoor Advertising for the remainder of the relevant five-year period. Mr. Eller is the father of Scott Eller, who served as the President - Eller Media until March 1999 and who currently serves as the Vice-Chairman of Eller Media.

         Mr. Hubbard was appointed Senior Vice President/Corporate Development in April 1998. Prior thereto he had worked as an independent consultant in the broadcasting industry from July 1994. Prior thereto, he was President of Fairmont Communications for the remainder of the relevant five-year period.

         Mr. Parry was appointed Chief Executive Officer - Clear Channel International in June 1998. Prior thereto, he was the Chief Executive of More Group plc from October 1995 to June 1998 and he was the Group Vice President of Carat North America for the remainder of the relevant five-year period.

         Mr. Meyer was appointed President - Eller Media in March 1999. Prior thereto he was the Executive Vice President and General Counsel of Eller Media Company from March 1996 to March 1999 and he was the Managing Partner of Meyer, Hendricks Bivens & Moyes for the remainder of the relevant five-year period.

         Ms. Hill was appointed Vice President/Finance and Strategic Development in March 1999. Prior thereto she was an Associate at US WEST Communications from August 1998 to March 1999 and she was a student at J.L. Kellogg Graduate School of Management, Northwestern University from September 1996 to June 1998. She was an Audit Manager of Ernst & Young LLP for the remainder of the relevant five-year period.

         Mr. Michaels was appointed President of Radio in May 1999. Prior thereto he was the Chief Executive Officer of Jacor Communications, Inc. from November 1996 to May 1999 and he was President and Company Chief Operating Officer of Jacor Communications, Inc. for the remainder of the relevant five-year period.


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

Consolidated Balance Sheets as of December 31, 1999 and 1998
Consolidated Statements of Earnings for the Years Ended December 31, 1999, 1998 and 1997. Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1999, 1998 and 1997.
Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997.
Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedule.

The following financial statement schedule for the years ended December 31, 1999, 1998 and 1997 and related report of independent auditors are filed as part of this report and should be read in conjunction with the consolidated financial statements.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

In thousands of dollars

                                               Charges
                           Balance at         to Costs,        Write-off                            Balance
                            Beginning         Expenses       of Accounts                           at end of
     Description            of period         and other       Receivable        Other (1)           Period
   ---------------        -------------    -------------    ---------------  -------------         ---------

Year ended
December 31,
1997                       $   6,067        $   4,006         $   4,474         $  4,251           $   9,850
                           =========        =========         =========         ========           =========

Year ended
December 31,
1998                       $   9,850        $   6,031         $   7,840         $  5,467           $  13,508
                           =========        =========         =========         ========           =========

Year ended
December 31,
1999                       $  13,508        $  12,975         $  15,640         $ 15,252           $  26,095
                           =========        =========         =========         ========           =========

(1) Allowance for accounts receivable acquired in acquisitions net of deletions related to dispositions.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Deferred Tax Asset Valuation Allowance

In thousands of dollars

                                               Charges
                           Balance at         to Costs,                                               Balance
                            Beginning         Expenses                                               at end of
     Description            of period         and other        Deletions        Other (1)             Period
   ---------------        -------------    -------------    ---------------  -------------         ---------

Year ended
December 31,
1997                       $      --        $      --         $      --         $     --           $      --
                           =========        =========         =========         ========           =========

Year ended
December 31,
1998                       $      --        $      --         $      --         $ 19,837           $  19,837
                           =========        =========         =========         ========           =========

Year ended
December 31,
1999                       $  19,837        $      --         $      --         $ 17,780           $  37,617
                           =========        =========         =========         ========           =========

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

2.2       Agreement and Plan of Merger dated as of October 2, 1999, among Clear
          Channel, CCU Merger Sub, Inc. and AMFM Inc. (incorporated by reference to the exhibits of Clear Channel's Current Report on Form 8-K filed
          October 5, 1999.)

2.3       Agreement and Plan of Merger dated as of February 28, 2000, among
          Clear Channel, CCU II Merger Sub, Inc. and SFX Entertainment, Inc.
          (incorporated by reference to the exhibits of Clear Channel's Current
          Report on Form 8-K filed February 29, 2000.)

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

3.4       Second Amendment to Clear Channel's Articles of Incorporation
          (incorporated by reference to the exhibits to Clear Channel's
          Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)

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


 EXHIBIT
 NUMBER                     DESCRIPTION

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

4.6       Fourth Supplement Indenture dated November 24, 1999 to Senior
          Indenture dated October 1, 1997, by and between Clear Channel and The
          Bank of New York as Trustee.

10.1 Incentive Stock Option Plan of Clear Channel Communications, Inc. as of January 1, 1984 (incorporated by reference to the exhibits of the Company's Registration Statement on Form S-1 (Reg. No. 33-289161) dated April 19, 1984).

10.2      Clear Channel Communications, Inc. 1994 Incentive Stock Option Plan
          (incorporated by reference to the exhibits of the Company's
          Registration Statement on Form S-8 dated November 20, 1995).

10.3      Clear Channel Communications, Inc. 1994 Nonqualified Stock Option Plan
          (incorporated by reference to the exhibits of the Company's
          Registration Statement on Form S-8 dated November 20, 1995).

10.4      Clear Channel Communications, Inc. Directors' Nonqualified Stock
          Option Plan (incorporated by reference to the exhibits of the Company's Registration Statement on Form S-8 dated November 20, 1995).

10.5 Option Agreement for Officer (incorporated by reference to the exhibits of the Company's Registration Statement on Form S-8 dated
          November 20, 1995).

10.6      First Amendment to the Credit Facility dated September 17, 1997
          (incorporated by reference to exhibit 4.1 to the Company's Current
          Report on Form 8-K filed October 14, 1997).

10.7 Registration Rights Agreements dated as October 8, 1998, by and among the Company and the Zell/Chilmark Fund, L.P., Samstock, L.L.C., the
          SZ2 (IGP) Partnership and Samuel Zell (incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.8      Second Amendment to the Credit Facility dated November 7, 1997.
          (incorporated by reference to the exhibits to the Company's Annual
          Report on Form 10-K filed March 31, 1998.)

10.9      Third Amendment to the Credit Facility dated December 29, 1997.
          (incorporated by reference to the exhibits to the Company's Annual
          Report on Form 10-K filed March 31, 1998.)


 EXHIBIT
 NUMBER                     DESCRIPTION

10.10     The Clear Channel Communications, Inc. 1998 Stock Incentive Plan
          (incorporated by reference to Appendix A to the Company's Definitive
          14A Proxy Statement dated March 24, 1998).

10.11     Voting Agreement dated as of October 8, 1998, by and among Jacor
          Communications, Inc. and L. Lowry Mays, Mark P. Mays and Randall T.
          Mays and certain related family trusts (incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.12 Credit Agreement by and among Clear Channel, Bank of America, N.A. as administrative agent, BankBoston, N.A. as documentation agent, the Bank of Montreal and Chase Manhattan Bank, as co-syndication agents, and certain other lenders dated August 11, 1999 (incorporated by reference to the exhibits to Clear Channel's Quarterly Report on Form
          10-Q for the quarter ended June 30, 1999).

10.13     Shareholders Agreement dated October 2, 1999, by and among Clear
          Channel, L. Lowry Mays, 4-M Partners, Ltd., Hicks, Muse, Tate & Furst
          Equity Fund II, L.P., HM2/HMW, L.P., HM2/Chancellor, L.P.,
          HM4/Chancellor, L.P., Capstar Broadcasting Partners, L.P., Capstar BT
          Partners, L.P., Capstar Boston Partners, L.L.C., and Thomas O. Hicks.

10.14     Registration Rights Agreement dated as of October 2, 1999, among Clear
          Channel and Hicks, Muse, Tate & Furst Equity Fund II, L.P., HM2/HMW,
          L.P., HM2/Chancellor, L.P., HM4/Chancellor, L.P., Capstar Broadcasting
          Partners, L.P., Capstar BT Partners, L.P., Capstar Boston Partners,
          L.L.C., Thomas O. Hicks, John R. Muse, Charles W. Tate, Jack D. Furst,
          Michael J. Levitt, Lawrence D. Stuart, Jr., David B Deniger and Dan H.
          Blanks.

10.15     Voting Agreement dated as of October 2, 1999, by and among Clear
          Channel and Thomas O. Hicks (incorporated by reference to exhibits to Amendment No. 6 to Schedule 13D of Thomas O. Hicks, et. Al., filed on
          October 14, 1999).

10.16     Voting Agreement dated as of October 2, 1999, by and among AMFM and L.
          Lowry Mays and 4-M Partners, Ltd. (incorporated by reference to exhibits to Schedule 13D of L. Lowry Mays, et. Al., filed on October
          14, 1999).

10.17     Voting Agreement dated as of October 2, 1999, by and among Clear
          Channel and HM2/HMW, L.P., HM2/Chancellor, L.P., HM4/Chancellor, L.P.
          and Capstar Broadcasting Partners, L.P. (incorporated by reference to exhibits to Amendment No. 6 to Schedule 13D of Thomas O. Hicks, et
          Al., filed on October 14, 1999)

10.18     Employment Agreement by and between Clear Channel Communications, Inc.
          and L. Lowry Mays dated October 1, 1999. (incorporated by reference to the exhibits to Clear Channel's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

10.19     Employment Agreement by and between Clear Channel Communications, Inc.
          and Mark P. Mays dated October 1, 1999. (incorporated by reference to the exhibits to Clear Channel's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)


 EXHIBIT
 NUMBER
                            DESCRIPTION



10.20     Employment Agreement by and between Clear Channel Communications, Inc.
          and Randall T. Mays dated October 1, 1999. (incorporated by reference to the exhibits to Clear Channel's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

11        Statement re: Computation of Per Share Earnings.

12        Statement re: Computation of Ratios.

21        Subsidiaries of the Company.

23.1      Consent of Ernst & Young LLP.

23.2      Consent of KPMG LLP

24        Power of Attorney (included on signature page)

27        Financial Data Schedule

99.1      Report of Independent Auditors on Financial Statement Schedule - Ernst
          & Young LLP.

99.2      Report of Independent Auditors - KPMG LLP.


(b)      Reports on Form 8-K.

         We filed a report on Form 8-K dated October 5, 1999 that reported that we had entered into an Agreement and Plan of Merger with AMFM Inc. pursuant to which our wholly-owned subsidiary would be merged with and into AMFM Inc. with our wholly-owned subsidiary surviving the merger and continuing its operations as a wholly-owned subsidiary of the Company. The AMFM Merger is described under the caption "Recent Developments" in Item 1 of Part I of this Form 10-K.

         We filed a report on Form 8-K dated November 19, 1999 which reported the Consolidated Balance Sheet of AMFM Inc., at December 31, 1998 and 1997, and the related Consolidated Statement of Operations and Shareholders' Equity and Consolidated Statement of Cash Flows for the years ended December 31, 1998 and 1997, with a Report of Independent Accountants dated February 10, 1999, except as to Note 16, which is as of March 15, 1999. Also included were unaudited quarterly financial information including the Condensed Consolidated Balance Sheets AMFM Inc. at September 30, 1999 and 1998, and the related Condensed Consolidated Statements of Operations and Shareholders' Equity and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998. Also included were an unaudited Pro Forma Combined Condensed Balance Sheet of us and our subsidiaries at September 30, 1999, and unaudited Pro Forma Combined Condensed Statements for Operations for us and our subsidiaries for the year ended December 31, 1998 and the nine months ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2000.

                                    CLEAR CHANNEL COMMUNICATIONS, INC.

                                    By: /S/ L. Lowry Mays
                                        ----------------------------------------
                                        L. Lowry Mays
                                        Chairman and Chief Executive Officer

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

                    NAME                                           TITLE                                DATE

/S/ L. Lowry Mays                             Chairman, Chief Executive Officer and             March 14, 2000
-------------------------------------         Director
L. Lowry Mays

/S/ Mark P. Mays                              President and Chief Operating Officer and         March 14, 2000
-------------------------------------         Director
Mark P. Mays

/S/ Randall T. Mays                           Executive Vice President and Chief Financial      March 14, 2000
-------------------------------------         Officer (Principal Financial Officer) and
Randall T. Mays                               Director


/S/ Herbert W. Hill, Jr.                      Senior Vice President and Chief Accounting        March 14, 2000
-------------------------------------         Officer (Principal Accounting Officer)
Herbert W. Hill, Jr.

/S/ B. J. McCombs                             Director                                          March 14, 2000
-------------------------------------
B. J. McCombs

                    NAME                          TITLE                           DATE

/S/ Alan D. Feld                              Director                        March 14, 2000
-------------------------------------
Alan D. Feld


/S/ Theodore H. Strauss                       Director                        March 14, 2000
-------------------------------------
Theodore H. Strauss

/S/ John H. Williams                          Director                        March 14, 2000
-------------------------------------
John H. Williams

/S/ Karl Eller                                Director                        March 14, 2000
-------------------------------------
Karl Eller

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

2.2       Agreement and Plan of Merger dated as of October 2, 1999, among Clear
          Channel, CCU Merger Sub, Inc. and AMFM Inc. (incorporated by reference to the exhibits of Clear Channel's Current Report on Form 8-K filed
          October 5, 1999.)

2.3       Agreement and Plan of Merger dated as of February 28, 2000, among
          Clear Channel, CCU II Merger Sub, Inc. and SFX Entertainment, Inc.
          (incorporated by reference to the exhibits of Clear Channel's Current
          Report on Form 8-K filed February 29, 2000.)

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

3.4       Second Amendment to Clear Channel's Articles of Incorporation
          (incorporated by reference to the exhibits to Clear Channel's
          Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)

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


 EXHIBIT
 NUMBER                     DESCRIPTION

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

4.6       Fourth Supplement Indenture dated November 24, 1999 to Senior
          Indenture dated October 1, 1997, by and between Clear Channel and The
          Bank of New York as Trustee.

10.1 Incentive Stock Option Plan of Clear Channel Communications, Inc. as of January 1, 1984 (incorporated by reference to the exhibits of the Company's Registration Statement on Form S-1 (Reg. No. 33-289161) dated April 19, 1984).

10.2      Clear Channel Communications, Inc. 1994 Incentive Stock Option Plan
          (incorporated by reference to the exhibits of the Company's
          Registration Statement on Form S-8 dated November 20, 1995).

10.3      Clear Channel Communications, Inc. 1994 Nonqualified Stock Option Plan
          (incorporated by reference to the exhibits of the Company's
          Registration Statement on Form S-8 dated November 20, 1995).

10.4      Clear Channel Communications, Inc. Directors' Nonqualified Stock
          Option Plan (incorporated by reference to the exhibits of the Company's Registration Statement on Form S-8 dated November 20, 1995).

10.5 Option Agreement for Officer (incorporated by reference to the exhibits of the Company's Registration Statement on Form S-8 dated
          November 20, 1995).

10.6      First Amendment to the Credit Facility dated September 17, 1997
          (incorporated by reference to exhibit 4.1 to the Company's Current
          Report on Form 8-K filed October 14, 1997).

10.7 Registration Rights Agreements dated as October 8, 1998, by and among the Company and the Zell/Chilmark Fund, L.P., Samstock, L.L.C., the
          SZ2 (IGP) Partnership and Samuel Zell (incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.8      Second Amendment to the Credit Facility dated November 7, 1997.
          (incorporated by reference to the exhibits to the Company's Annual
          Report on Form 10-K filed March 31, 1998.)

10.9      Third Amendment to the Credit Facility dated December 29, 1997.
          (incorporated by reference to the exhibits to the Company's Annual
          Report on Form 10-K filed March 31, 1998.)


 EXHIBIT
 NUMBER                     DESCRIPTION

10.10     The Clear Channel Communications, Inc. 1998 Stock Incentive Plan
          (incorporated by reference to Appendix A to the Company's Definitive
          14A Proxy Statement dated March 24, 1998).

10.11     Voting Agreement dated as of October 8, 1998, by and among Jacor
          Communications, Inc. and L. Lowry Mays, Mark P. Mays and Randall T.
          Mays and certain related family trusts (incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.12 Credit Agreement by and among Clear Channel, Bank of America, N.A. as administrative agent, BankBoston, N.A. as documentation agent, the Bank of Montreal and Chase Manhattan Bank, as co-syndication agents, and certain other lenders dated August 11, 1999 (incorporated by reference to the exhibits to Clear Channel's Quarterly Report on Form
          10-Q for the quarter ended June 30, 1999).

10.13     Shareholders Agreement dated October 2, 1999, by and among Clear
          Channel, L. Lowry Mays, 4-M Partners, Ltd., Hicks, Muse, Tate & Furst
          Equity Fund II, L.P., HM2/HMW, L.P., HM2/Chancellor, L.P.,
          HM4/Chancellor, L.P., Capstar Broadcasting Partners, L.P., Capstar BT
          Partners, L.P., Capstar Boston Partners, L.L.C., and Thomas O. Hicks.

10.14     Registration Rights Agreement dated as of October 2, 1999, among Clear
          Channel and Hicks, Muse, Tate & Furst Equity Fund II, L.P., HM2/HMW,
          L.P., HM2/Chancellor, L.P., HM4/Chancellor, L.P., Capstar Broadcasting
          Partners, L.P., Capstar BT Partners, L.P., Capstar Boston Partners,
          L.L.C., Thomas O. Hicks, John R. Muse, Charles W. Tate, Jack D. Furst,
          Michael J. Levitt, Lawrence D. Stuart, Jr., David B Deniger and Dan H.
          Blanks.

10.15     Voting Agreement dated as of October 2, 1999, by and among Clear
          Channel and Thomas O. Hicks (incorporated by reference to exhibits to Amendment No. 6 to Schedule 13D of Thomas O. Hicks, et. Al., filed on
          October 14, 1999).

10.16     Voting Agreement dated as of October 2, 1999, by and among AMFM and L.
          Lowry Mays and 4-M Partners, Ltd. (incorporated by reference to exhibits to Schedule 13D of L. Lowry Mays, et. Al., filed on October
          14, 1999).

10.17     Voting Agreement dated as of October 2, 1999, by and among Clear
          Channel and HM2/HMW, L.P., HM2/Chancellor, L.P., HM4/Chancellor, L.P.
          and Capstar Broadcasting Partners, L.P. (incorporated by reference to exhibits to Amendment No. 6 to Schedule 13D of Thomas O. Hicks, et al., file on October 14, 1999.)

10.18     Employment Agreement by and between Clear Channel Communications, Inc.
          and L. Lowry Mays dated October 1, 1999. (incorporated by reference to the exhibits to Clear Channel's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

10.19     Employment Agreement by and between Clear Channel Communications, Inc.
          and Mark P. Mays dated October 1, 1999. (incorporated by reference to the exhibits to Clear Channel's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)


 EXHIBIT
 NUMBER
                            DESCRIPTION



10.20     Employment Agreement by and between Clear Channel Communications, Inc.
          and Randall T. Mays dated October 1, 1999. (incorporated by reference to the exhibits to Clear Channel's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.)

11        Statement re: Computation of Per Share Earnings.

12        Statement re: Computation of Ratios.

21        Subsidiaries of the Company.

23.1      Consent of Ernst & Young LLP.

23.2      Consent of KPMG LLP

24        Power of Attorney (included on signature page)

27        Financial Data Schedule

99.1      Report of Independent Auditors on Financial Statement Schedule - Ernst
          & Young LLP.

99.2      Report of Independent Auditors - KPMG LLP