Form 10-Q
period 2000-03-31
CLEAR CHANNEL COMMUNICATIONS INC
filed 2000-05-15
CIK 739708

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                      QUARTERLY REPORT UNDER SECTION 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2000               Commission file number 1-9645


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
Yes __x__ No _____

     Indicate the number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practicable date.



            Class                                 Outstanding at May 12, 2000
----------------------------                      ---------------------------
Common Stock, $.10 par value                               338,918,020

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                                      INDEX



                                                                       Page No.
                                                                       --------

Part I -- Financial Information

     Item 1.  Unaudited Financial Statements

     Consolidated Balance Sheets at March 31, 2000 and December 31, 1999    3

     Consolidated Statements of Operations for the three months ended
        March 31, 2000 and 1999                                             5

     Consolidated Statements of Cash Flows for the three months ended
        March 31, 2000 and 1999                                             6

     Notes to Consolidated Financial Statements                             8

     Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                11

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk   15


Part II -- Other Information

     Item 6.  Exhibits and reports on Form 8-K                             16

         (a)  Exhibits
         (b)  Reports on Form 8-K

     Signatures                                                            16

     Index to Exhibits                                                     17

                                     PART I

Item 1. UNAUDITED FINANCIAL STATEMENTS

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                            (In thousands of dollars)

                                           March 31,                December 31,
                                             2000                       1999
                                          (Unaudited)                    (*)
Current Assets
   Cash and cash equivalents              $    320,129             $     76,724
   Accounts receivable, less
     allowance of $31,836 at March 31,
     2000 and $26,095 at December 31, 1999     712,375                  724,900
   Other current assets                        140,277                  123,485
     Total Current Assets                    1,172,781                  925,109
r
operty, Plant and Equipment
   Land, buildings and improvements            358,206                  338,764
   Structures and site leases                1,989,618                1,870,731
   Transmitter and studio equipment            435,296                  427,063
   Furniture and other equipment               227,424                  222,581
   Construction in progress                    116,362                   89,901
                                             3,126,906                2,949,040
Less accumulated depreciation                 (531,652)                (470,916)
                                             2,595,254                2,478,124
Intangible Assets
   Contracts                                   817,161                  817,227
   Licenses and goodwill                    12,070,981               11,809,882
   Other intangible assets                      87,567                   80,102
                                            12,975,709               12,707,211
Less accumulated amortization                 (907,935)                (758,889)
                                            12,067,774               11,948,322
Other Assets
   Restricted cash                                 136                    4,349
   Notes receivable                             53,675                   53,675
   Investments in, and advances to,
   nonconsolidated affiliates                  380,933                  380,918
   Other assets                                298,114                  251,604
   Other investments                           953,964                  779,411
Total Assets                              $ 17,522,631             $ 16,821,512

* From audited financial statements

                 See Notes to Consolidated Financial Statements

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                            (In thousands of dollars)

                                       March 31,                  December 31,
                                         2000                         1999
                                     (Unaudited)                      (*)
Current Liabilities
   Accounts payable                      $    203,143              $    196,222
   Accrued interest                            37,802                    16,449
   Accrued expenses                           285,842                   337,939
   Accrued income taxes                        42,235                    29,769
   Current portion of long-term debt           25,522                    30,361
   Other current liabilities                   90,279                    74,775
     Total Current Liabilities                684,823                   685,515

   Long-term debt                           4,698,997                 4,093,543
   Liquid Yield Option Notes                  492,309                   490,809
   Deferred income taxes                    1,349,217                 1,289,783
   Other long-term liabilities                139,375                   149,032

   Minority interest                           17,275                    28,793

Shareholders' Equity
   Common stock                                33,890                    33,861
   Additional paid-in capital               9,227,641                 9,216,957
   Common stock warrants                      250,588                   252,862
   Retained earnings                          256,730                   296,132
   Other comprehensive income                 370,416                   282,745
   Other                                        2,304                     2,304
   Cost of shares held in treasury               (934)                     (824)
   Total shareholders equity               10,140,635                10,084,037
Total Liabilities and
   Shareholders Equity                   $ 17,522,631              $ 16,821,512

* From audited financial statements

                 See Notes to Consolidated Financial Statements

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (In thousands of dollars, except per share data)


                                                        Three Months Ended
                                         March 31,                    March 31,
                                           2000                         1999

Gross revenue                           $   871,375               $   421,607
Less:  agency commissions                    88,836                    44,820
Net revenue                                 782,539                   376,787

Operating expenses                          519,961                   244,822
Depreciation and amortization               220,054                   110,648
Corporate expenses                           24,578                    12,447
Operating income                             17,946                     8,870

Interest expense                             55,549                    31,832
Other income (expense) - net                    398                    10,919
Income (loss) before income taxes and
  equity in earnings of nonconsolidated
  affiliates                                (37,205)                  (12,043)
Income taxes                                  5,133                     2,889
Income (loss) before equity in earnings
  of nonconsolidated affiliates             (42,338)                  (14,932)
Equity in earnings of nonconsolidated
  affiliates                                  2,936                     2,196
Net income (loss)                           (39,402)                  (12,736)

Other comprehensive income (loss),
  net of tax:
  Foreign currency translation adjustments  (12,505)                  (26,992)
  Unrealized gain (loss) on securities:
    Unrealized holding gain (loss) arising
      during period                         100,176                   (20,455)
    Less:  reclassification adjustment
      for gains included in net income           --                   (15,559)
Comprehensive income (loss)             $    48,269               $   (75,742)

Net income (loss) per common share:
   Basic                                $      (.12)              $      (.05)

   Diluted                              $      (.12)              $      (.05)

                 See Notes to Consolidated Financial Statements

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (In thousands of dollars)


                                                         Three Months Ended
                                           March 31,                  March 31,
                                             2000                       1999

Cash flows from operating activities:
   Net income (loss)                     $   (39,402)              $   (12,736)

Reconciling Items:
   Depreciation                               68,847                    55,056
   Amortization of intangibles               151,207                    55,592
   Deferred taxes                              8,247                     2,944
   Amortization of film rights                 5,675                     4,385
   Amortization of deferred financing
     charges, bond premiums and
     accretion of note discounts               3,635                        --
   Payments on film liabilities               (5,201)                   (4,223)
   Recognition of deferred income               (863)                     (325)
   (Gain) loss on disposal of assets          (1,616)                    1,288
   Gain on sale of other investments              --                   (15,559)
   Equity in earnings of nonconsolidated
    affiliates                                (1,073)                     (823)
   Increase (decrease) minority interest         151                        10

   Changes in operating assets and
     liabilities:
   (Increase) decrease accounts receivable    23,028                    28,237
   (Increase) decrease federal income tax
     receivable                               23,050                        --
   Increase (decrease) accounts payable,
     accrued expenses and other liabilities  (86,853)                  (29,709)
   Increase (decrease) accrued interest       21,353                    14,115
   Increase (decrease) accrued income and
     other taxes                              (7,784)                  (11,672)
   Increase (decrease) deferred income        12,856                     3,693

   Net cash provided by operating activities 175,257                    90,273

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Schedule reconciling net income to net cash
                     flows provided by operating activities
                                   (UNAUDITED)
                            (In thousands of dollars)


                                                        Three Months Ended
                                          March 31,                  March 31,
                                            2000                       1999
Cash flows from investing activities:

   Decrease in restricted cash                 4,213                        --
   Increase in notes receivable - net             --                    (2,937)
   Increase in investments in and advances
      to nonconsolidated affiliates - net     (1,841)                  (12,011)
   Purchases of investments                  (20,541)                       --
   Proceeds from sale of investments              --                    20,796
   Purchases of property, plant and
     equipment                               (80,363)                  (36,711)
   Proceeds from disposal of assets            1,926                     3,013
   Acquisition of broadcasting assets        (31,288)                   (2,700)
   Acquisition of outdoor assets            (409,322)                  (89,700)
   Increase in other-net                     (14,247)                  (27,865)

   Net cash used in investing activities    (551,463)                 (148,115)


Cash flows from financing activities:
   Proceeds of long-term debt              1,304,005                   105,502
   Payments on long-term debt               (689,679)                 (147,947)
   Proceeds from exercise of stock options     3,076                    13,856
   Proceeds from issuance of common stock         --                    80,223
   Proceeds from exercise of common stock
     warrants                                  2,209                        --

   Net cash provided by
     financing activities                    619,611                    51,634

   Net increase (decrease) in cash and
     cash equivalents                        243,405                    (6,208)

   Cash and cash equivalents at
     beginning of period                      76,724                    36,498

   Cash and cash equivalents at end
     of period                           $   320,129               $    30,290

                 See Notes to Consolidated Financial Statements

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1:  PREPARATION OF INTERIM FINANCIAL STATEMENTS

The consolidated financial statements have been prepared by Clear Channel Communications, Inc. (the 'Company') pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of the Company and its subsidiaries, the majority of which are wholly-owned. Investments in companies in which the Company owns 20 percent to 50 percent of the voting common stock or otherwise exercises significant influence over operating and financial policies of the company are accounted for under the equity method. All significant intercompany transactions are eliminated in the consolidation process. Certain reclassifications have been made to the 1999 consolidated financial statements to conform to the 2000 presentation.
Note 2:  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities. Statement 133 establishes new rules for the recognition and measurement of derivatives and hedging activities. Statement 133 is amended by Statement 137 Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133, and is effective for years beginning after June 15, 2000. The Company plans to adopt this statement in fiscal year 2001. Management does not believe adoption of this statement will materially impact the Companys financial position or results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements, ('SAB 101'). The bulletin summarizes certain of the SEC staffs views in applying generally accepted accounting principles to revenue recognition. SAB 101 is required to be implemented in the second quarter of 2000. The Company is currently reviewing the requirements of SAB 101 and assessing its impact on the Companys financial position and results of operations.

Note 3:  RECENT DEVELOPMENTS

On February 28, 2000, the Company entered into a definitive agreement to merge with SFX Entertainment, Inc. ('SFX'). SFX is one of the worlds largest diversified promoter, producer and venue operator for live entertainment events. This merger will be a tax-free, stock-for-stock transaction. Each SFX Class A shareholder will receive 0.6 shares of the Companys common stock for each SFX share and each SFX Class B shareholder will receive one share of the Companys common stock for each SFX share, on a fixed exchange basis, valuing the merger, based on average share value at the signing of the merger agreement, at approximately $3.2 billion plus the assumption of SFXs debt. This merger is subject to regulatory and other closing conditions, including the approval from the SFX shareholders. The Company anticipates that this merger will close during the second half of 2000.

On January 5, 2000, the Company closed the acquisition of the Ackerley Group Inc.s South Florida outdoor advertising division ('Ackerley') for approximately $300.2 million. The acquisition adds approximately 3,500 display faces and enhances the Companys position in Florida.

On October 2, 1999, the Company entered into a definitive merger agreement with AMFM Inc. ('AMFM'). This merger will create the worlds largest out-of-home media entity. This merger will be a tax-free, stock-for-stock transaction. Each AMFM shareholder will receive .94 shares of the Companys common stock for each AMFM share on a fixed exchange basis, valuing the merger, based on average share value at the signing of the merger agreement, at approximately $17.1 billion plus the assumption of AMFMs debt. Pursuant to the Telecommunications Act of 1996, the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other regulatory guidelines, it is expected that, collectively, the Company and AMFM will need to divest between 110 and 115 radio stations in the aggregate in approximately 37 markets or geographical areas to obtain antitrust and Federal Communications Commission (the 'FCC') approval for the merger. At March 31, 2000, the Company and AMFM have signed definitive agreements to sell 110 of these stations for an aggregate sales price of approximately $4.3 billion. Of these stations, 44 are currently owned and operated by the Company. Completion of these sales is subject to the completion of the merger, obtaining regulatory approvals and other closing conditions. In addition, the Company may need to make further divestitures of radio stations or other assets or interests in order to gain the approval of the federal and state antitrust authorities for the merger. On April 26, 2000 and April 27, 2000, stockholders of AMFM and the Company, respectively, approved the merger. Although there can be no assurance, the Company expects that this merger will close during the second half of 2000.

The results of operations for the three month periods ending March 31, 2000 and 1999 does not include the operations of AMFM or SFX. The results of operations for the three month period ending March 31, 2000 does include the operations of Ackerley, Jacor Communications, Inc., ('Jacor'), Dame Media, Inc., ('Dame') and Dauphin OTA, ('Dauphin') for the entire period. Assuming the mergers/acquisitions of Ackerley, Jacor, Dame and Dauphin had all occurred at January 1, 1999, unaudited pro forma consolidated results of operations for the three months ended March 31, 1999 would have been as follows:

                                                 Pro Forma (Unaudited)
                                        Three Months Ended March 31, 1999
                                       In thousands, except per share data


           Net revenue                                    $   640,195
           Net income (loss)                              $   (86,829)
           Net income (loss) per share:
             Basic                                        $      (.28)
             Diluted                                      $      (.28)

The pro forma information above is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had the mergers/acquisitions of Ackerley, Jacor, Dame and Dauphin occurred at the beginning of 1999, nor is it indicative of future results of operations. The Company had other acquisitions during the first quarter of 2000 and during 1999, the effects of which, individually and in aggregate, were not material to the Companys consolidated financial position or results of operations.



Note 4   SEGMENT DATA

In thousands of dollars
                                                        March 31,
                                               2000                  1999
Net revenue
   Broadcasting                              428,261          $    151,173
   Outdoor                                   354,278               225,614
Consolidated                            $    782,539          $    376,787

Operating expenses
   Broadcasting                         $    277,304          $     97,913
   Outdoor                                   242,657               146,909
Consolidated                            $    519,961          $    244,822

Depreciation and Amortization
   Broadcasting                         $    122,744          $     27,985
   Outdoor                                    97,310                82,663
Consolidated                            $    220,054          $    110,648

Operating income
   Broadcasting                         $     13,542          $     18,974
   Outdoor                                     4,404               (10,104)
Consolidated                            $     17,946          $      8,870

Total identifiable assets
   Broadcasting                         $ 11,172,933          $  1,917,145
   Outdoor                                 6,349,698             5,572,926
Consolidated                            $ 17,522,631          $  7,490,071

Net revenue of $172,933 and $77,169 and identifiable assets of $2,215,061 and $1,229,508 derived from the Companys foreign operations are included in the March 31, 2000 and 1999 data above, respectively.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of Three Months Ended March 31, 2000 to Three Months Ended March 31, 1999.

CONSOLIDATED
(In thousands of dollars, except per share data)
                                                       As-Reported   Pro Forma
                          Three Months Ended March 31,  % Increase   % Increase
         Consolidated            2000     1999        (Decrease)     (Decrease)
Net revenue                 $  782,539  $  376,787     107.7  %         22.2%
Operating expenses             519,961     244,822     112.4  %         18.1%
Depreciation and amortization  220,054     110,648      98.9  %         18.1%
Operating income                17,946       8,870     102.3  %        455.1%
Interest expense                55,549      31,832      74.5  %
Net income (loss)              (39,402)    (12,736)    (209.4)%
Net income (loss) per share:
    Basic                   $     (.12) $     (.05)    (140.0)%
    Diluted                 $     (.12) $     (.05)    (140.0)%

The majority of the growth in the 'as reported' net revenue and operating expenses for the quarter ended March 31, 2000 was due to the acquisitions of Ackerleys South Florida outdoor advertising division ('Ackerley') in January of 2000, Jacor Communications, Inc. ('Jacor') in May of 1999, and Dame Media, Inc., ('Dame') and Dauphin OTA, ('Dauphin'), which have both been included in the operations of the Company since July 1999. In addition, eleven radio stations and approximately 5,000 outdoor display faces were purchased, in multiple transactions, during the first three months of 2000, the effects of which,
individually  and  in  the  aggregate,   were  not  material  to  the  Companys
consolidated financial position or results of operations.

The majority of the increase in 'as reported' depreciation and amortization was primarily due to the acquisition of the tangible and intangible assets associated with the above-mentioned business combinations. Interest expense increased primarily due to an increase in interest rates and an increase in the average amount of debt outstanding, which resulted from the above-mentioned business combinations. The majority of the decrease in operating income and net income also was primarily due to the increase in depreciation and amortization expense resulting from the aforementioned business combinations.

Pro forma presentation referred to above assumes the acquisitions and/or mergers of Ackerley, Jacor, Dame and Dauphin occurred on January 1, 1999. Pro forma net revenue increased due to improved advertising rates in the broadcasting segment. In addition, improved occupancy, increased advertising rates and other less significant acquisitions within the outdoor segment also contributed to the increase in pro forma net revenue. Pro forma operating expenses increased primarily from the incremental selling costs related to the additional revenues.

Liquidity and Capital Resources

The major sources of capital for the Company have been cash flow from operations, advances on its domestic revolving long-term line of credit (the 'domestic credit facility'), and funds provided by various stock, convertible and other bond offerings, and other borrowings. As of March 31, 2000 and December 31, 1999, the Company had the following debt outstanding:
                                                (In millions of dollars)
                                         March 31, 2000       December 31, 1999
    Credit facility - domestic             $   1,908.8               $   743.8
    Credit facility - multi-currency             465.0                   483.9
    Credit facility - international              112.0                   120.4
    Senior convertible notes                   1,575.0                 1,575.0
    Liquid Yield Option Notes                    492.3                   490.8
    Long-term bonds                              601.2                 1,171.4
    Other borrowings                              62.5                    29.4
    Total                                  $   5,216.8               $ 4,614.7

In addition, the Company had $320.1 million in unrestricted cash and cash equivalents on hand at March 31, 2000, which included $290.0 million drawn from the domestic facility to fund acquisitions that closed in early April 2000.

SOURCES OF FUNDS

Credit Facilities:
Domestic: The Company has a revolving credit facility for $2 billion, of which $1,908.8 million is outstanding and, taking into account other letters of credit, $79.2 million is available for future borrowings. The credit facility converts into a reducing revolving line of credit on the last business day of September 2000, with quarterly repayment of the outstanding principal balance to begin the last business day of September 2000 and continue during the subsequent five year period, with the entire balance to be repaid by the last business day of June 2005. During the first three months of the year, the Company made principal payments on the credit facility totaling $85.0 million and drew down $1,250.0 million.

Multi-Currency: The Company has a 364-day multi-currency revolving credit facility for $1 billion. This credit facility matures on August 10, 2000 at which time the Company has the option to convert this facility to a four-year term loan. This credit facility allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies. At March 31, 2000, the Company had Euro 486.5, or approximately $465.0 million outstand-ing and approximately $535.0 million available for future borrowings under this facility.

International: The Company has an 88 million Lira, or approximately $140.4 million, revolving credit facility with a group of international banks. This international credit facility allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies.At March 31, 2000, approximately $28.4 million, was available for future borrowings and $112.0 million, was outstanding. This credit facility converted into a reducing revolving facility on January 10, 2000 with an initial payment of 12 million Lira made in January 2000. An additional payment of 12 million Lira is due on January 10, 2001. The credit facility expires on January 10, 2002. At March 31, 2000, interest rates varied from 4.03% to 7.35%.

Liquid Yield Option Notes:
The Company assumed Liquid Yield Option Notes ('LYONs')as a part of the merger with Jacor. The Company assumed 4.75% LYONs due 2018 and 5.5% LYONs due 2011 with an aggregated fair value of $490.1 million. Each LYON has a principal amount at maturity of $1,000 and is convertible, at the option of the holder, at any time on or prior to maturity, into the Companys common stock at a conversion rate of 7.227 shares per LYON and 15.522 shares per LYON for the 2018 and 2011 issues, respectively. The LYONs aggregated balance, net of conversions to common stock, amortization of premium, and accretion of interest, at March 31, 2000 was $492.3 million.


Bonds:
On December 14, 1999 the Company completed a tender offer for the 10.125% Senior Subordinated Notes due June 15, 2006; 9.75% Senior Subordinated Notes due December 15, 2006; 8.75% Senior Subordinated Notes due June 15, 2007; and 8.0% Senior Subordinated Notes due February 15, 2010 of Jacor Communications Company, an indirect wholly owned subsidiary of the Company. An agent acting on the Companys behalf redeemed notes with a value of approximately $571.4 million. Cash settlement of the amount due to the agent was completed on January 14, 2000. After redemption, approximately $1.2 million face value of the notes remain outstanding.

USES OF FUNDS AND CAPITAL RESOURCES

Ackerley Acquisition:
On January 5, 2000, the Company closed the acquisition of the Ackerley for approximately $300.2 million. The acquisition adds approximately 3,500 display faces and enhances the Companys position in Florida.

Other:
During the first three months of 2000, in addition to the acquisition of Ackerley, the Company has acquired approximately 1,900 additional outdoor faces in 21 domestic markets and in malls throughout the U.S. and 3,100 additional display faces in 17 international markets for a total of $109.1 million. The Company also acquired eleven radio stations in five markets and acquired the 20% minority interest in two stations in one market for a total of $31.3 million during the first three months of 2000.

During the first three months of 2000, the Company had capital expenditures of $80.4 million, of which, $29.2 was within the broadcasting segment and $51.2 million was within the outdoor segment. Capital expenditures included $19.3 million for non-recurring expenditures primarily related to facility consolidations, $24.2 for construction of new revenue-producing advertising displays and $36.9 for recurring, non-revenue producing capital expenditures.

Future acquisitions of broadcasting stations, outdoor advertising facilities and other media-related properties affected in connection with the implementation of the Companys acquisition strategy are expected to be financed from increased borrowings under the credit facilities, additional public equity and debt offerings and cash flow from operations. The Company believes that cash flow from operations as well as the proceeds from securities offerings made from time to time will be sufficient to make all required future interest and principal payments on the credit facilities, senior convertible notes and bonds, and will be sufficient to fund all anticipated capital expenditures.

Pending Transactions:

SFX Merger:
On February 28, 2000, the Company entered into a definitive agreement to merge with SFX Entertainment, Inc. ('SFX'). SFX is one of the worlds largest diversified promoter, producer and venue operator for live entertainment events. This merger will be a tax-free, stock-for-stock transaction. Each SFX Class A shareholder will receive 0.6 shares of the Companys common stock for each SFX share and each SFX Class B shareholder will receive one share of the Companys common stock for each SFX share, on a fixed exchange basis, valuing the merger, based on average market value at the signing of the merger agreement, at approximately $3.2 billion plus the assumption of SFXs debt. This merger is subject to regulatory and other closing conditions, including the approval from the SFX shareholders. The Company anticipates that this merger will close during the second half of 2000.

AMFM Merger:
On October 2, 1999, the Company entered into a definitive merger agreement with AMFM Inc. ('AMFM'). This merger will be a tax-free stock-for-stock transaction. Each AMFM shareholder will receive .94 shares of the Companys common stock for each AMFM share on a fixed exchange basis, valuing the merger, based on average market value at the signing of the merger agreement, at approximately $17.1 billion plus the assumption of AMFMs debt. Pursuant to the Telecommunications Act of 1996, the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other regulatory guidelines, it is expected that, collectively, the Company and AMFM will need to divest between 110 and 115 radio stations in the aggregate in approximately 37 markets or geographical areas to obtain antitrust and Federal Communications Commission (the "FCC") approval for the merger. At March 31, 2000, the Company and AMFM have signed definitive agreements to sell 110 of these stations for an aggregate sales price of approximately $4.3 billion. Of these stations, 44 are owned and operated by the Company. Completion of these sales is subject to the completion of the merger, obtaining regulatory approvals and other closing conditions. In addition, the Company may need to make further divestitures of radio stations or other assets or interests in order to gain the approval of the federal and state antitrust authorities for the merger. On April 26, 2000 and April 27, 2000, stockholders of AMFM and the Company, respectively, approved the merger. Although there can be no assurance, the Company expects that this merger will close during the second half of 2000.

Ratio:
The ratio of earnings to fixed charges is as follows:

  3 Months ended
     March 31,                                    Year Ended
 2000       1999      1999        1998        1997        1996        1995
  .50        .68      2.04        1.83        2.32        3.63        3.32

The ratio of earnings to fixed charges has been computed on a total enterprise basis. Earnings represent income from continuing operations before income taxes less equity in earnings (loss) of nonconsolidated affiliates plus fixed charges. Fixed charges represent interest, amortization of debt discount and expense, and the estimated interest portion of rental charges. The Company had no preferred stock outstanding and paid no dividends thereon for any period presented.

Year 2000
In prior years, the Company discussed the nature and progress of its plan to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruption in mission critical information technology and non-information technology systems and the Company believes those systems successfully responded to the Year 2000 date changes. The Company is not aware of any material problems resulting from year 2000 issues, either with its products, internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Risks Regarding Forward Looking Statements

Except for the historical information, this report contains various 'forward-looking statements' which represent the Companys expectations or beliefs concerning future events, including the future levels of cash flow from operations. The Company cautions that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could have an adverse effect upon the Companys financial performance. These variables include economic conditions, the ability of the Company to integrate the operations of Jacor, Dame, Dauphin and Ackerley, the ability of the Company to consummate the pending mergers with AMFM and SFX, shifts in population and other demographics, level of competition for advertising dollars, fluctuations in operating costs, technological changes and innovations, changes in labor conditions, changes in governmental regulations and policies and certain other factors set forth in the Companys SEC filings. Actual results in the future could differ materially from those described in the forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

At March 31, 2000, approximately 48.0% of the Companys long-term debt bears interest at variable rates. Accordingly, the Companys earnings and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the first three months of 2000 average interest rate under these borrowings, it is estimated that the Companys first three months of 2000 interest expense would have changed by $50.1 million and that the Companys first three months of 2000 net income would have changed by $30.0 million. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

The Company currently hedges a portion of its outstanding debt with interest rate swap agreements that effectively fix the interest at rates from 4.5% to 8% on $116.7 million of its current borrowings. These agreements expire from April 2000 to December 2000. The fair value of these agreements at March 31, 2000 and settlements of interest during the first three months of 2000 were not material.

Equity Price Risk

The carrying value of the Companys available-for-sale equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at March 31, 2000 by $186.8 million and would change comprehensive income by $121.4 million.

Foreign Currency

The Company has operations in 36 countries throughout Europe, Asia and South America. All foreign operations are measured in their local currencies. As a result, the Companys financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company has operations. To mitigate a portion of the exposure to risk of currency fluctuations throughout Europe and Asia to the British pound, the Company has a natural hedge through borrowings in some other currencies. Additionally, the Company has a natural hedge through borrowings in Euros to mitigate a portion of the exposure to risk of currency fluctuations in Western Europe. This hedge position is reviewed monthly. The Company maintains no derivative instruments to mitigate the exposure to translation and/or transaction risk. However, this does not preclude the adoption of specific hedging strategies in the future. The Companys foreign operations reported a loss of $21.7 million for the first three months of 2000. It is estimated that a 5% change in the value of the U.S. dollar to the British pound would change net loss for the first three months of 2000 by $1.1 million.

The Companys earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of our investments in Australia, New Zealand and Mexico, all of which are accounted for under the equity method. It is estimated that the result of a 10% fluctuation in the value of the dollar relative to these foreign currencies at March 31, 2000 would change net income for the first three months of 2000 by approximately $60,000. This analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

Part II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits.  See Exhibit Index on Page 17
        (b) Reports on Form 8-K
                                                           Financial Statements
             Filing    Date     Items Reported                  Reported
               8-K    2/29/00   Item 5 to announce                None
                                signing of a merger
                                agreement with SFX
                                Entertainment, Inc.


Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CLEAR CHANNEL COMMUNICATIONS, INC.

Date     May 15, 2000                            /s/  Herbert W. Hill, Jr.
                                                      Herbert W. Hill, Jr.
                                                      Senior Vice President and
                                                      Chief Accounting Officer

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

2.2 Agreement and Plan of Merger dated as of October 2, 1999, among Clear Channel, CCU Merger Sub, Inc. and AMFM Inc. (incorporated by reference to the exhibits of the Companys Current Report on Form 8-K filed October 5, 1999.)

2.3 Agreement and Plan of Merger dated as of February 28, 2000, among Clear Channel, CCU II Merger Sub, Inc. and SFX Entertainment, Inc. (incorporated by reference to the exhibits of the Companys Current Report on Form 8-K filed February 29, 2000.)

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

3.4 Second Amendment to the Companys Articles of Incorporation (incorporated by reference to the exhibits to the Companys Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)

3.5  Third Amendment to the Companys Articles of Incorporation.

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

4.6 Fourth Supplement Indenture dated November 24, 1999 to Senior Indenture dated October 1, 1997, by the between Clear Channel and The Bank of New York as Trustee (incorporated by reference to the exhibits of the Companys Annual Report on Form 10-K for the year ended December 31, 1999).

11   Statement re: Computation of Per Share Earnings.

12   Statement re: Computation of Ratios.

27.1 Financial Data Schedule at March 31, 2000

27.2 Financial Data Schedule at March 31, 1999 (incorporated by reference to exhibit 27.1 of the Companys Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).