Form 10-Q/A
period 2000-03-31
CLEAR CHANNEL COMMUNICATIONS INC
filed 2000-05-16
CIK 739708

                                   FORM 10-Q/A


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                AMENDMENT TO QUARTERLY REPORT UNDER SECTION 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


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

Yes   X     No
   --------    --------

Indicate the number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practicable date.



            Class                            Outstanding at May 12, 2000
- - - - - - - - - - - - - --            - - - - - - - - -  - - - - - - - - - -
Common Stock, $.10 par value                       338,918,020

PART II -- OTHER INFORMATION

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CLEAR CHANNEL COMMUNICATIONS, INC.




Date  May 16, 2000                 /s/  Herbert W. Hill, Jr.
                                   -------------------------------------------
                                        Herbert W. Hill, Jr.
                                        Senior Vice President and
                                        Chief Accounting Officer

                                INDEX TO EXHIBITS

EXHIBIT
 NUMBER          DESCRIPTION
--------         -----------


2.1 Agreement and Plan of Merger dated as of October 8, 1998, as amended on November 11, 1998, among Clear Channel Communications,
               Inc., CCU Merger Sub, Inc. and Jacor Communications, Inc.
               (incorporated by reference to Annex A to the Company's
               Registration Statement on Form S-4 (Reg. No. 333-72839) dated
               February 23, 1999).

2.2            Agreement and Plan of Merger dated as of October 2, 1999, among
               Clear Channel, CCU Merger Sub, Inc. and AMFM Inc. (incorporated by reference to the exhibits of the Company's Current Report on Form 8-K filed October 5, 1999.)

2.3            Agreement and Plan of Merger dated as of February 28, 2000, among
               Clear Channel, CCU II Merger Sub, Inc. and SFX Entertainment,
               Inc. (incorporated by reference to the exhibits of the Company's
               Current Report on Form 8-K filed February 29, 2000.)

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

3.5            Third Amendment to the Company's Articles of Incorporation.
               (incorporated by reference to the exhibits to the Company's
               Quarterly Report on Form 10-Q for the quarter ended March 31,
               2000).

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

4.6            Fourth Supplement Indenture dated November 24, 1999 to Senior
               Indenture dated October 1, 1997,


EXHIBIT
 NUMBER          DESCRIPTION
--------         -----------



               by the between Clear Channel and The Bank of New York as Trustee
               (incorporated by reference to the exhibits of the Company's
               Annual Report on Form 10-K for the year ended December 31, 1999).

11 Statement re: Computation of Per Share Earnings. (incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

12 Statement re: Computation of Ratios(incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

27.1           Financial Data Schedule at March 31, 2000

27.2 Financial Data Schedule at March 31, 1999 (incorporated by reference to exhibit 27.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).