Form 10-Q
period 2000-06-30
CLEAR CHANNEL COMMUNICATIONS INC
filed 2000-08-14
CIK 739708

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 2000                Commission file number 1-9645


                       CLEAR CHANNEL COMMUNICATIONS, INC.

             (Exact name of registrant as specified in its charter)


            Texas                                          74-1787539
  (State of Incorporation)                  (I.R.S. Employer Identification No.)



                               200 East Basse Road
                            San Antonio, Texas 78209
                                 (210) 822-2828

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
Yes __x__ No _____

     Indicate the number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practicable date.



            Class                               Outstanding at August 10, 2000
- - - - - - - - - - - - - - -                   - - - - -  - - - - - - - - - -
Common Stock, $.10 par value                                380,219,251

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                                      INDEX





                                                                      Page No.
                                                                      - - - - -

Part I -- Financial Information

     Item 1.  Unaudited Financial Statements

     Consolidated Balance Sheets at June 30, 2000 and                    3
     December 31, 1999

     Consolidated  Statements of  Operations  for the six and            5
     three months ended June 30, 2000 and 1999

     Consolidated  Statements  of Cash Flows for the six  months         6
     ended June 30, 2000 and 1999

     Notes to Consolidated Financial Statements                          8

     Item 2.  Management's Discussion and Analysis of                   11
              Financial Condition and Results of Operations

     Item 3.  Quantitative and Qualitative Disclosures About            15
              Market Risk


Part II -- Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders       16

     Item 6.  Exhibits and reports on Form 8-K                          18

         (a)  Exhibits
         (b)  Reports on Form 8-K

     Signatures                                                         19

     Index to Exhibits                                                  20

                                                                PART I

Item 1.  UNAUDITED FINANCIAL STATEMENTS

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                            (In thousands of dollars)

                                             June 30,              December 31,
                                              2000                     1999
                                           (Unaudited)                 (*)
Current Assets
   Cash and cash equivalents              $     56,893           $     76,724
   Accounts receivable, less allowance of
     $36,731 at June 30, 2000 and
     $26,095 at December 31, 1999              844,366                724,900
   Other current assets                        143,313                123,485
     Total Current Assets                    1,044,572                925,109

Property, Plant and Equipment
   Land, buildings and improvements            367,349                338,764
   Structures and site leases                2,118,701              1,870,731
   Transmitter and studio equipment            451,163                427,063
   Furniture and other equipment               275,952                222,581
   Construction in progress                    125,901                 89,901
                                             3,339,066              2,949,040
Less accumulated depreciation                 (602,177)              (470,916)
                                             2,736,889              2,478,124
Intangible Assets
   Contracts                                   808,487                817,227
   Licenses and goodwill                    12,231,656             11,809,882
   Other intangible assets                      89,327                 80,102
                                            13,129,470             12,707,211
Less accumulated amortization               (1,052,133)              (758,889)
                                            12,077,337             11,948,322
Other Assets
   Restricted cash                                  --                  4,349
   Notes receivable                            129,675                 53,675
   Investments in, and advances to,
     nonconsolidated affiliates                386,918                380,918
   Other assets                                339,269                251,604
   Other investments                           933,400                779,411
Total Assets                              $ 17,648,060           $ 16,821,512

* From audited financial statements

                 See Notes to Consolidated Financial Statements

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                            (In thousands of dollars)

                                            June 30,              December 31,
                                              2000                    1999
                                          (Unaudited)                  (*)
Current Liabilities
   Accounts payable                      $    211,902            $    196,222
   Accrued interest                            19,367                  16,449
   Accrued expenses                           264,798                 337,939
   Accrued income taxes                        87,894                  29,769
   Current portion of long-term debt           30,510                  30,361
   Other current liabilities                   77,094                  74,775
     Total Current Liabilities                691,565                 685,515

   Long-term debt                           4,875,879               4,093,543
   Liquid Yield Option Notes                  493,879                 490,809
   Deferred income taxes                    1,340,070               1,289,783
   Other long-term liabilities                129,256                 149,032

   Minority interest                           17,103                  28,793

Shareholders' Equity
   Common stock                                33,897                  33,861
   Additional paid-in capital               9,231,175               9,216,957
   Common stock warrants                      250,583                 252,862
   Retained earnings                          287,966                 296,132
   Other comprehensive income                 295,317                 282,745
   Other                                        2,304                   2,304
   Cost of shares held in treasury               (934)                   (824)
   Total shareholders  equity              10,100,308              10,084,037
Total Liabilities and
   Shareholders  Equity                  $ 17,648,060            $ 16,821,512

* From audited financial statements

                 See Notes to Consolidated Financial Statements

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (In thousands of dollars, except per share data)

                                                       Six Months Ended          Three Months Ended
                                                     June 30,     June 30,        June 30,       June 30,
                                                      2000          1999            2000          1999

Gross revenue                                     $ 1,950,017  $ 1,117,737      $ 1,078,642   $   696,130
Less:  agency commissions                             201,603      123,259          112,767        78,439
                                                      -------      -------          -------        ------
Net revenue                                         1,748,414      994,478          965,875       617,691

Operating expenses                                  1,082,690      601,371          562,729       356,549
Depreciation and amortization                         448,741      265,027          228,687       154,379
Corporate expenses                                     52,445       28,331           27,867        15,884
                                                       ------       ------           ------        ------
Operating income                                      164,538       99,749          146,592        90,879

Interest expense                                      125,460       78,842           69,911        47,010
Gain on sale of stations                                   --      136,925               --       136,925
Other income (expense) - net                            1,624       14,967            1,226         4,048
                                                        -----       ------            -----         -----
Income before income taxes and equity
  in earnings of nonconsolidated affiliates            40,702      172,799           77,907       184,842
Income taxes                                           58,472       82,852           53,339        79,962
                                                       ------       ------           ------        ------
Income (loss) before equity in earnings
  of nonconsolidated affiliates                       (17,770)      89,947           24,568       104,880
Equity in earnings of nonconsolidated
  affiliates                                            9,603        3,817            6,667         1,620
                                                        -----        -----            -----         -----
Net income (loss)                                      (8,167)      93,764           31,235       106,500

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments            (60,544)     (52,946)         (48,039)      (25,954)
  Unrealized gains on securities:
    Unrealized holding gain (loss)
      arising during period                            73,116      (27,640)         (27,060)          840
    Less:  reclassification adjustment for gains
      included in net income                                -      (14,905)               -        (7,371)
                                                       ------      -------           ------        ------
Comprehensive income (loss)                      $     4,405   $    (1,727)     $   (43,864)  $    74,015

Net income (loss) per common share:
   Basic                                         $      (.02)  $       .33      $       .09   $       .35

   Diluted                                       $      (.02)  $       .32      $       .09   $       .33

                 See Notes to Consolidated Financial Statements


               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (In thousands of dollars)


                                                            Six Months Ended
                                                          June 30,     June 30,
                                                            2000         1999


Cash flows from operating activities:
   Net income (loss)                                  $    (8,167) $    93,764

Reconciling Items:
   Depreciation                                           143,141      106,747
   Amortization of intangibles                            305,600      158,280
   Deferred taxes                                          15,856       59,514
   Amortization of film rights                             11,180        8,514
   Amortization of deferred financing charges, bond
     premiums and accretion of note discounts               7,365        1,863
   Payments on film liabilities                           (10,646)      (8,395)
   (Recognition) deferral of deferred income                2,554        6,284
   (Gain) loss on disposal of assets                       (2,204)    (139,268)
   Gain on sale of other investments                           --      (22,930)
   Equity in earnings of nonconsolidated affiliates        (6,239)        (570)
   Increase (decrease) minority interest                        4         (308)

Changes in operating assets and liabilities:
   (Increase) decrease accounts receivable               (108,225)     (45,184)
   (Decrease) increase accounts payable, accrued
     expenses and other                                   (99,840)     (84,602)
   Increase (decrease) accrued interest                     2,918        2,820
   (Increase) decrease in federal income tax receivable    23,050           --
   Increase (decrease) accrued income and other taxes      38,300       (9,173)
                                                           ------       ------
   Net cash provided by operating activities              314,647      127,356

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (In thousands of dollars)


                                                          Six Months Ended
                                                        June 30,     June 30,
                                                          2000         1999

Cash flows from investing activities:


   Decrease (increase) in restricted cash            $     4,349   $  (142,061)
   Increase in notes receivable - net                    (76,000)           --
   Increase in investments in and advances to
      nonconsolidated affiliates - net                    (3,657)       (1,173)
   Purchases of investments                              (41,842)       (8,582)
   Proceeds from sale of investments                          --        29,659
   Purchases of property, plant and equipment           (201,602)      (75,932)
   Proceeds from disposal of assets                        3,377       207,294
   Acquisition of broadcasting assets                    (48,981)      (32,743)
   Acquisition of outdoor assets                        (772,148)     (401,597)
   Increase in other-net                                 (11,230)      (11,218)

   Net cash used in investing activities              (1,147,734)     (436,353)

Cash flows from financing activities:
   Proceeds from issuance of long-term debt            2,587,661     1,352,453
   Payments on long-term debt                         (1,782,801)   (1,578,416)
   Proceeds from exercise of stock options and
     stock purchase plan                                   6,187        51,948
   Proceeds from issuance of common stock                     --       512,916
   Proceeds from exercise of common stock warrants         2,209             -

   Net cash provided by financing activities             813,256       338,901

   Net (decrease) increase in cash and
     cash equivalents                                    (19,831)       29,904

   Cash and cash equivalents at beginning of period       76,724        36,498

   Cash and cash equivalents at end of period        $    56,893   $    66,402


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

Note 2:  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities. Statement 133 establishes new rules for the recognition and measurement of derivatives and hedging activities. Statement 133 is amended by Statement 137 Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and is effective for years beginning after June 15, 2000. The Company plans to adopt this statement in fiscal year 2001.
     Management does not believe adoption of this statement will materially impact the Companys financial position or results of operations.
     In December 1999, the SEC issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements, (SAB 101). The bulletin summarizes certain of the SEC staffs views in applying generally accepted accounting principles to revenue recognition. SAB 101, as amended through June 26, 2000 is required to be implemented in the fourth quarter of 2000. The Company is currently reviewing the requirements of SAB 101 and assessing its impact on the Companys financial position and results of operations.

Note 3:  RECENT DEVELOPMENTS

     On August 1, 2000, the Company consummated its merger with SFX Entertainment, Inc. (SFX). SFX is one of the worlds largest diversified promoter, producer and venue operator for live entertainment events. This merger was a tax-free, stock-for-stock transaction. Each SFX Class A shareholder received 0.6 shares of the Companys common stock for each SFX share and each SFX Class B shareholder received one share of the Companys common stock for each SFX share, on a fixed exchange basis. The Company will issue an aggregate of approximately 40.9 million shares of Clear Channel Common Stock in exchange for shares of SFX Class A and Class B common stock, valuing the merger at approximately $3.2 billion plus the assumption of SFXs debt of approximately $1.5 billion.

     On January 5, 2000, the Company closed the acquisition of the Ackerley Group Inc.s South Florida outdoor advertising division (Ackerley) for approximately $300.2 million. The acquisition adds approximately 3,500 display faces and enhances the Companys position in Florida.

     On October 2, 1999, the Company entered into a definitive merger agreement with AMFM Inc. (AMFM). Under the terms of the merger agreement, AMFM stockholders will receive 0.94 shares of the Companys common stock for each share of AMFM common stock held on the closing date of the transaction, on a fixed exchange basis, valuing the merger, based on average share value at the signing of the merger agreement, at approximately $17.1 billion plus the assumption of AMFMs debt. AMFM will become a wholly-owned subsidiary of the Company. On April 26, 2000 and April 27, 2000, stockholders of both companies approved the merger. On July 20, 2000, the U.S. Department of Justice preliminarily cleared the merger after the Company and AMFM agreed to divest 108 stations in 27 markets and also to dispose of AMFMs approximate 30% equity interest in Lamar Advertising Company. The Company and AMFM are currently negotiating with the U.S. Department of Justice to create appropriate documentation of the agreement reached. To date, the Company and AMFM have signed definitive agreements to sell 101 radio stations for aggregate proceeds of approximately $4.2 billion. Of these stations, 44 are owned and operated by the Company. As the transaction is currently structured, a further seven stations currently owned by AMFM will be put into trust until the eventual sale of these stations can be approved by the various regulatory agencies. Completion of these sales is subject to the completion of this merger, obtaining regulatory approvals and other closing conditions. It is expected that the merger will be consummated during the third quarter of 2000. The accompanying financial statements do not include any adjustments related to the merger and divestitures.

     The results of operations for the six-month periods ending June 30, 2000 and 1999 do not include the operations of AMFM or SFX. The results of operations for the six month periods ending June 30, 2000 and 1999 do include the operations of Ackerley, Jacor Communications, Inc., (Jacor), Dame Media, Inc., (Dame) and Dauphin OTA, (Dauphin) from the respective dates of acquisition or merger as appropriate. Assuming the mergers/acquisitions of Ackerley, Jacor, Dame and Dauphin had all occurred at January 1, 1999, unaudited pro forma consolidated results of operations for the six months ended June 30, 1999 would have been as follows:

                              Pro Forma (Unaudited)
                         Six Months Ended June 30, 1999
                       In thousands, except per share data

           Net revenue                                    $ 1,411,674
           Net income (loss)                              $  (155,268)
           Net income (loss) per share:
               Basic                                      $      (.49)
               Diluted                                    $      (.44)

     The pro forma information above is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had the mergers/acquisitions of Ackerley, Jacor, Dame and Dauphin occurred at the beginning of 1999, nor is it indicative of future results of operations. The Company had other acquisitions during the first six months of 2000 and during 1999, the effects of which, individually and in aggregate, were not material to the Companys consolidated financial position or results of operations.

     On June 14, 2000 the Company completed a debt offering of $250.0 million floating rate notes due June 15, 2002 and $750.0 million 7.875% Notes due June 15, 2005. The net proceeds to the Company of approximately $993.9 million were used to reduce the outstanding balance on the Companys domestic credit facility.

     On July 3, 2000 the Company completed a debt offering of Euro 650.0 million 6.50% Notes due July 7, 2005. Interest on the notes is payable annually in arrears on July 7 of each year. The net proceeds to the Company of approximately $612.9 million were used to reduce the outstanding balance on the Companys domestic credit facility.

     To facilitate possible future acquisitions as well as public offerings, the Company filed a registration statement on Form S-3 on July 21, 2000 covering a combined $3.0 billion of debt securities, junior subordinated debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units (the shelf registration statement). The shelf registration statement also covers preferred securities that may be issued from time to time by the Companys three Delaware statutory business trusts and guarantees of such preferred securities by the Company.


Note 4   SEGMENT DATA

In thousands of dollars

                                       Six Months Ended                Three Months Ended
                                    June 30,       June 30,         June 30,      June 30,
                                      2000           1999             2000          1999
Net revenue
   Broadcasting                 $     954,340   $     499,336    $     526,079  $     347,763
   Outdoor                            794,074         495,142          439,796        269,928
Consolidated                    $   1,748,414   $     994,478    $     965,875  $     617,691

Operating expenses
   Broadcasting                 $     580,948   $     298,940    $     303,644  $     200,627
   Outdoor                            501,742         302,431          259,085        155,922
Consolidated                    $   1,082,690   $     601,371    $     562,729  $     356,549

Depreciation and Amortization
   Broadcasting                 $     248,043   $     105,754    $     125,299  $      77,769
   Outdoor                            200,698         159,273          103,388         76,610
Consolidated                    $     448,741   $     265,027    $     228,687  $     154,379

Operating income
   Broadcasting                 $      91,319   $      78,426    $      77,777  $      59,452
   Outdoor                             73,219          21,323           68,815         31,427
Consolidated                    $     164,538   $      99,749    $     146,592  $      90,879

Total identifiable assets
   Broadcasting                 $  10,888,535   $   9,636,320    $  10,888,535  $   9,636,320
   Outdoor                          6,759,525       6,191,846        6,759,525     6,191,846
Consolidated                    $  17,648,060   $  15,828,166    $  17,648,060  $  15,828,166



     Net revenue of $388,597 and $215,664 for the six and three months ended June 30, 2000, respectively and $173,975 and $96,806 for the six and three months ended June 30, 1999, respectively, and identifiable assets of $2,226,769 and $1,643,391 as of June 30, 2000 and 1999, respectively are included in the data above and are derived from the Companys foreign operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Comparison of Three and Six Months Ended June 30, 2000 to Three and Six Months Ended June 30, 1999.

(In thousands of dollars, except per share data)
                           Six Months        As-Reported   Pro Forma         Three Months     As-Reported   Pro Forma
                         Ended June 30,      % Increase   % Increase        Ended June 30,    % Increase   % Increase
   Consolidated          2000       1999     (Decrease)   (Decrease)       2000       1999    (Decrease)   (Decrease)
Net revenue         $ 1,748,414  $  994,478     75.8  %      23.9%       $ 965,874  $617,69156.4  %25.8%
Operating expenses    1,082,690     601,371     80.0  %      18.9%         562,729    356,549    57.8  %      20.4%
Depreciation and
  amortization          448,741     265,027     69.3  %      19.7%         228,687    154,379    48.1  %      21.6%
Operating income        164,538      99,749     65.0  %      85.4%         146,591     90,879    61.3  %      56.4%
Interest expense        125,460      78,842     59.1  %                     69,911     47,010    48.7  %
Net income (loss)       (8,167)      93,764    (108.7)%                     31,234    106,500    (70.7)%
Net income (loss) per share:
    Basic           $     (.03)  $      .33    (106.1)%                  $     .09  $     .35    (74.3)%
    Diluted         $     (.03)  $      .32    (106.3)%                  $     .09  $     .33    (72.7)%

The majority of the growth

     The majority of the increase in as reported depreciation and amortization was primarily due to the acquisition of the tangible and intangible assets associated with the above-mentioned business combinations. Corporate expenses increased 85% for the first six months of 2000 versus the first six months of 1999 as a result of the expansion of the corporate operations of the Company related to the aforementioned acquisitions. Interest expense increased as a result of greater average borrowing levels as a result of the aforementioned acquisitions and higher average borrowing rates. During the six-months ended June 30, 2000, the Company had approximately 47% of its debt based on LIBOR. LIBOR rates increased 24.8% from an average of 4.96% in the first half of 1999 to an average 6.19% during the first half of 2000. This increase in average borrowing rates was partially offset by the issuance of convertible notes in the fourth quarter of 1999 at 1.5% annual interest. Equity in earnings of nonconsolidated affiliates increased 152% primarily from the improved operating results from our equity investments in China, New Zealand and Australia. Income tax expense decreased due to the reduction in pre tax income. The effective tax rate increased from 48% in the first half of 1999 to 144% in the first half of this year resulting from the increased nondeductible amortization expenses associated with the aforementioned acquisitions. The majority of the decrease in net income is due to a one time after tax gain of approximately $85 million included the three and six-month periods ended June 30, 1999, which related to the sale of stations associated with the governmental directives regarding the Jacor merger. The Company did not sell any stations during the first six months of 2000.

     Pro Forma presentation referred to above assumes the acquisition and/or merger of Ackerley, Jacor, Dauphin and Dame occurred on January 1, 1999. Pro Forma net revenue increased due to improved advertising rates in the broadcasting segment. In addition, increased advertising rates and other less significant acquisitions within the outdoor segment also contributed to the increase in pro forma net revenue. Pro Forma operating expenses increased primarily from the incremental selling costs related to the additional revenues. The majority of the increase in pro forma operating income for the three and six month periods ended June 30 was due to improved operations during the second quarter within both the broadcasting and outdoor segments.

Liquidity and Capital Resources

     The major sources of capital for the Company have been cash flow from operations, advances on its domestic revolving long-term line of credit (the domestic credit facility), and funds provided by various stock, convertible and other bond offerings, and other borrowings. As of June 30, 2000 and December 31, 1999, the Company had the following debt outstanding:

         (In millions of dollars)
                                           June 30, 2000     December 31, 1999
         Credit facility - domestic         $   1,040.0          $   743.8
         Credit facility - multi-currency         537.2              483.9
         Credit facility - international          107.6              120.4
         Senior convertible notes               1,575.0            1,575.0
         Liquid Yield Option Notes                493.9              490.8
         Long-term bonds                        1,601.2            1,171.4
         Other borrowings                          45.4               29.4
         Total                              $   5,400.3          $ 4,614.7

     In addition, the Company had $56.9 million in unrestricted cash and cash equivalents on hand at June 30, 2000.

     The Board of Directors approved an increase to the number of the Companys authorized shares of common stock from 900 million to 1.5 billion in order to have additional shares available for possible future acquisition or financing transactions, stock splits, stock dividends and other issuances, or to satisfy requirements for additional reservations of shares by reason of future transactions which might require increased reservations. The Company currently has no plans to issue any of the additional shares of common stock.

     On July 21, 2000 the Company filed a registration statement on Form S-3 covering a combined $3.0 billion of debt securities, junior subordinated debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units (the shelf registration statement). The shelf registration statement also covers preferred securities that may be issued from time to time by the Companys three Delaware statutory business trusts and guarantees of such preferred securities by the Company.

Credit Facility:

     Domestic: The Company has a revolving credit facility for $2.0 billion, of which at June 30, 2000, $1.0 billion is outstanding and $1.0 billion is available for future borrowings. The credit facility converts into a reducing revolving line of credit on the last business day of September 2000, with quarterly repayment of the outstanding principal balance to begin the last business day of September 2000 and continue during the subsequent five year period, with the entire balance to be repaid by the last business day of June 2005. During the first six months of the year, the Company made principal payments on the credit facility totaling $1.1 billion and drew down $1.4 billion.

     Multi-Currency: The Company has a 364-day multi-currency revolving credit facility for $1 billion. This credit facility matures on September 7, 2000 at which time the Company has the option to convert this facility to a four-year term loan. This credit facility allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies. At June 30, 2000, the Company had Euro 478.9 million, or approximately $457.2 million plus additional U.S. dollar borrowings for a total of approximately $537.2 million outstanding and approximately $462.8 million available for future borrowings under this facility.

     International: The Company has an Lira88 million, or approximately $133.2 million, revolving credit facility with a group of international banks. This international credit facility allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies. At June 30, 2000, approximately $25.6 million, was available for future borrowings and $107.6 million, was outstanding. This credit facility converted into a reducing revolving facility on January 10, 2000 with an initial payment of Lira12 million made in January 2000. An additional payment of Lira12 million is due on January 10, 2001. The credit facility expires on January 10, 2002. At June 30, 2000, interest rates varied from 4.00% to 7.22%.

Liquid Yield Option Notes:
     The Company assumed Liquid Yield Option Notes (LYONs) as a part of the merger with Jacor. The Company assumed 4-3/4% LYONs due 2018 and 5-1/2% LYONs due 2011 with an aggregated fair value of $490.1 million. Each LYON has a principal amount at maturity of $1,000 and is convertible, at the option of the holder, at any time on or prior to maturity, into the Companys common stock at a conversion rate of 7.227 shares per LYON and
     15.522 shares per LYON for the 2018 and 2011 issues, respectively. The LYONs aggregated balance, net of conversions to common stock, amortization of premium, and accretion of interest, at June 30, 2000 was $493.9 million.

Long Term Bonds:
     On December 14, 1999 the Company completed a tender offer for the 10.125% Senior Subordinated Notes due June 15, 2006; 9.75% Senior Subordinated Notes due December 15, 2006; 8.75% Senior Subordinated Notes due June 15, 2007; and 8.0% Senior Subordinated Notes due February 15, 2010 of Jacor Communications Company, an indirect wholly owned subsidiary of the Company. An agent acting on the Companys behalf redeemed notes with a value of approximately $571.4 million. Cash settlement of the amount due to the agent was completed on January 14, 2000. After redemption, approximately $1.2 million face value of the notes remain outstanding.

     On June 14, 2000 the Company completed a debt offering of $250.0 million floating rate notes due June 15, 2002 and $750.0 million 7.875% Notes due June 15, 2005. On June 14, 2000 the Company entered into interest rate swap agreements that effectively float the interest on $750.0 million based upon LIBOR. The net proceeds to the Company of approximately $993.9 million were used to reduce the outstanding balance on the Companys domestic credit facility.

     On July 3, 2000 the Company completed a debt offering of Euro 650.0 million 6.50% Notes due July 7, 2005. Interest on the notes is payable annually in arrears on July 7 of each year. The net proceeds to the Company of approximately $612.9 million were used to reduce the outstanding balance on the Companys domestic credit facility.

USES OF FUNDS AND CAPITAL RESOURCES

Ackerley Acquisition:
     On January 5, 2000, the Company closed the acquisition of the Ackerley for approximately $300.2 million. The acquisition adds approximately 3,500 display faces and enhances the Companys position in Florida.

SFX Merger:
     On August 1, 2000, the Company consummated its merger with SFX Entertainment, Inc. (SFX). SFX is one of the worlds largest diversified promoter, producer and venue operator for live entertainment events. This merger was a tax-free, stock-for-stock transaction. Each SFX Class A shareholder received 0.6 shares of the Companys common stock for each SFX share and each SFX Class B shareholder received one share of the Companys common stock for each SFX share, on a fixed exchange basis. The Company will issue an aggregate of approximately 40.9 million shares of Clear Channel Common Stock in exchange for shares of SFX Class A and Class B common stock, valuing the merger at $3.2 billion plus the assumption of SFXs debt of approximately $1.5 billion.

Other:
     During the first six months of 2000, in addition to the acquisition of Ackerley, the Company has acquired approximately 2,400 additional outdoor faces in 39 domestic markets and in malls throughout the U.S. and 20,600 additional display faces in 23 international markets for a total of $471.9 million. The Company also acquired 12 radio stations in five markets and acquired the remaining 20% minority interest in two radio stations in one market for a total of $47.5 million during the first six months of 2000. In addition, the Company acquired a software company, which is developing broadcasting software for $1.5 million.

     During the first six months of 2000, the Company had capital expenditures of $201.6 million, of which, $94.1 million was within the broadcasting segment and $107.5 million was within the outdoor segment. Capital expenditures included $73.3 million for one-time expenditures primarily related to facility consolidations and a one-time capital expenditure in conjunction with the long-term extension of certain operating contracts. Construction of new revenue-producing advertising displays totaled $63.3 million.

     Future acquisitions of broadcasting stations, outdoor advertising facilities and other media-related properties affected in connection with the implementation of the Companys acquisition strategy are expected to be financed from increased borrowings under the existing credit facilities, additional public equity and debt offerings and cash flow from operations. The Company believes that cash flow from operations as well as the proceeds from securities offerings made from time to time will be sufficient to make all required future interest and principal payments on the credit facilities, senior convertible notes and bonds, and will be sufficient to fund all anticipated capital expenditures.

Pending Transactions:

AMFM Merger:
     On October 2, 1999, the Company entered into a definitive merger agreement with AMFM Inc. (AMFM). Under the terms of the merger agreement, AMFM stockholders will receive 0.94 shares of the Companys common stock for each share of AMFM common stock held on the closing date of the transaction, on a fixed exchange basis, valuing the merger, based on average share value at the signing of the merger agreement, at approximately $17.1 billion plus the assumption of AMFMs debt. AMFM will become a wholly-owned subsidiary of the Company. On April 26, 2000 and April 27, 2000, stockholders of both companies approved the merger. On July 20, 2000, the U.S. Department of Justice preliminarily cleared the merger after the Company and AMFM agreed to divest 108 stations in 27 markets and also to dispose of AMFMs approximate 30% equity interest in Lamar Advertising Company. The Company and AMFM are currently negotiating with the U.S. Department of Justice to create appropriate documentation of the agreement reached. To date, the Company and AMFM have signed definitive agreements to sell 101 radio stations for aggregate proceeds of approximately $4.2 billion. Of these stations, 44 are owned and operated by the Company. As the transaction is currently structured, a further seven stations currently owned by AMFM will be put into trust until the eventual sale of these stations can be approved by the various regulatory agencies. Completion of these sales is subject to the completion of this merger, obtaining regulatory approvals and other closing conditions. It is expected that the merger will be consummated during the third quarter of 2000. The accompanying financial statements do not include any adjustments related to the merger and divestitures.

Ratio:
The ratio of earnings to fixed charges is as follows:

  6 Months ended
     June 30,                              Year Ended
  2000      1999         1999      1998       1997       1996       1995
  1.25      3.06         2.04      1.83       2.32       3.63       3.32

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

Risks Regarding Forward Looking Statements

     Except for the historical information, this report contains various forward-looking statements which represent the Companys expectations or beliefs concerning future events, including the future levels of cash flow from operations. The Company cautions that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could have an adverse effect upon the Companys financial performance. These variables include economic conditions, the ability of the Company to integrate the operations of Jacor, Dame, Dauphin, Ackerley and SFX the ability of the Company to consummate the pending merger with AMFM, shifts in population and other demographics, level of competition for advertising dollars, fluctuations in operating costs, technological changes and innovations, changes in labor conditions, changes in governmental regulations and policies and certain other factors set forth in the Companys SEC filings. Actual results in the future could differ materially from those described in the forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

     At June 30, 2000, approximately 47.8% of the Companys long-term debt, including fixed rate debt on which the Company has entered interest rate swap agreements, bears interest at variable rates. Accordingly, the Companys earnings and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the first six months of 2000 average interest rate under these borrowings, it is estimated that the Companys first six months of 2000 interest expense would have changed by $51.5 million and that the Companys first six months of 2000 net income would have changed by $30.9 million. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

     The Company currently hedges a portion of its outstanding debt with interest rate swap agreements that effectively fix the interest at rates from 4.5% to 8.0% on $68.7 million of its current borrowings. These agreements expire from October 2000 to December 2000. The fair value of these agreements at June 30, 2000 and settlements of interest during the first six months of 2000 were not material.

Equity Price Risk

     The carrying value of the Companys available-for-sale equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at June 30, 2000 by $178.5 million and would change comprehensive income by $116.0 million.

Foreign Currency

     The Company has  operations  in 42 countries  throughout  Europe,  Asia and
     South  America.   All  foreign  operations  are  measured  in  their  local

     by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company has operations. To mitigate a portion of the exposure to risk of currency fluctuations throughout Europe and Asia to the British pound, the Company has a natural hedge through borrowings in some other currencies. Additionally, the Company has a natural hedge through borrowings in Euros to mitigate a portion of the exposure to risk of currency fluctuations in Western Europe. This hedge position is reviewed monthly. The Company maintains no derivative instruments to mitigate the exposure to translation and/or transaction risk. However, this does not preclude the adoption of specific hedging strategies in the future. The Companys foreign operations reported a loss of $27.5 million for the first six months of 2000. It is estimated that a 5% change in the value of the U.S. dollar to the British pound would change net loss for the first six months of 2000 by $1.4 million.

     The Companys earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of our investments in Australia, New Zealand and Mexico, all of which are accounted for under the equity method. It is estimated that the result of a 10% fluctuation in the value of the dollar relative to these foreign currencies at June 30, 2000 would change net income for the first six months of 2000 by approximately $223,500. This analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

Part II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     An annual meeting of shareholders of the Company was held on April 27, 2000. The shareholders approved the issuance of shares of the Companys common stock in the merger with AMFM. The shareholders approved the election of Robert L. Crandall, Thomas O. Hicks, Vernon E. Jordan, Jr., Michael J. Levitt and Perry J. Lewis as directors to fill five additional seats to be created on the Companys board upon completion of the merger with AMFM. L. Lowry Mays, Karl Eller, Mark P. Mays, Randall T. Mays, Alan
     D. Feld, B. J. McCombs, Theodore H. Strauss and John H. Williams were elected as directors of the Company, each to hold office until the next annual meeting of shareholders or until his successor has been elected and qualified, subject to earlier resignation and removal. The shareholders approved the adoption of the Clear Channel Communications, Inc. Annual Incentive Plan. The shareholders approved an amendment to the Companys Articles of Incorporation increasing the number of authorized shares of Common Stock from 900 million to 1.5 billion. The shareholders approved the selection of Ernst & Young LLP as independent auditors for the year ending December 31, 2000.

The results of voting at the annual meeting of the shareholders were as follows:

                                 Proposal No. 1
           (approval of issuance of common shares in merger with AMFM)


         For                   Withhold/Against        Exceptions/Abstain

     277,353,732                   951,517                  1,191,234


                                 Proposal No. 2
                        (Election of Five New Directors)

        Nominee                        For                     Withheld

  Robert L. Crandall               256,643,491                22,852,992
     Thomas O. Hicks               256,677,508                22,818,975
Vernon E. Jordan Jr.               256,466,048                23,030,435
   Michael J. Levitt               256,655,761                22,840,722
      Perry J. Lewis               256,660,843                22,835,640


                                 Proposal No. 3
                             (Election of Directors)

        Nominee                       For                     Withheld

      L. Lowry Mays               256,670,995                22,825,488
         Karl Eller               256,649,375                22,847,108
       Mark P. Mays               256,659,690                22,836,793
    Randall T. Mays               256,651,140                22,845,343
       Alan D. Feld               249,589,409                29,907,074
       B.J. McCombs               256,662,079                22,834,404
Theodore H. Strauss               257,110,768                22,385,715
   John H. Williams               257,124,257                22,372,226



                                 Proposal No. 4
                        (Adoption of the Incentive Plan)

         For                  Withhold/Against        Exceptions/Abstain

     295,868,990                 5,572,267                 1,122,691


                                 Proposal No. 5
   (Amendment of the Articles of Incorporation to Increase Common Stock
                                     to 1.5 billion)

         For                  Withhold/Against        Exceptions/Abstain

     287,342,604                14,579,626                   641,918


   Proposal No. 6 (Selection of Ernst & Young LLP as Independent Auditors for
                       the year ending December 31, 2000)

         For                  Withhold/Against        Exceptions/Abstain

     301,888,681                    57,364                   618,103

Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits.  See Exhibit Index on Page 20
   (b)      Reports on Form 8-K
            Filing    Date    Items Reported             Financial Statements
                                                               Reported

             8-K    5/11/00   Item 5.  Announce            None
                              merger of Jacor Com-
                              munications, Inc. into
                              Clear Channel Com-
                              munications, Inc.

             8-K     6/9/00   Item 5.  Announce            None
                              the intent to issue debt
                              denominated in Euros

             8-K    6/14/00   Item 5.  Make public         December 31, 1999 for
                              the financial information    AMFM Inc. March 31,
                              of pending merger targets,   2000 for AMFM Inc.
                              AMFM Inc. and SFX            December 31, 1999 for
                              Entertainment, Inc.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CLEAR CHANNEL COMMUNICATIONS, INC.




August 11, 2000                               /s/  Herbert W. Hill, Jr.
                                                   Herbert W. Hill, Jr.
                                                   Senior Vice President and
                                                   Chief Accounting Officer

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

3.4 Second Amendment to the Companys Articles of Incorporation (incorporated by reference to the exhibits to the Companys Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)

3.5 Third Amendment to the Companys Articles of Incorporation. (incorporated by reference to the exhibits to the Companys Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

4.1      Buy-Sell Agreement by and between Clear Channel Communications, Inc.,
         L. Lowry Mays, B. J. McCombs, John M. Schaefer and John W. Barger, dated May 31, 1977 (incorporated by reference to the exhibits of the Companys Registration Statement on Form S-1 (Reg. No. 33-289161) dated April 19, 1984).

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

4.7 Fifth Supplemental Indenture dated June 21, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channels registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.8 Sixth Supplemental Indenture dated June 21, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channels registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.9 Seventh Supplemental Indenture dated July 7, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channels registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.10 Fourth Amended and Restated Credit Agreement by and among Clear Channel Communications, Inc., Bank of America, N.A., as administrative agent, Fleet National Bank, as documentation agent, the Bank of Montreal and Toronto Dominion (Texas), Inc., as co-syndication agents, and certain other lenders dated June 15, 2000 (incorporated by reference to the exhibits of Clear Channels registration statement on Form
         S-3 (Reg. No. 333-42028) dated July 21, 2000).

11       Statement re: Computation of Earnings Per Share.

12       Statement re: Computation of Ratios.

27.1     Financial Data Schedule at June 30, 2000

27.2 Financial Data Schedule at June 30, 1999 (incorporated by reference to exhibit 27.1 of the Companys Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).