Form 10-Q
period 2000-09-30
CLEAR CHANNEL COMMUNICATIONS INC
filed 2000-11-14
CIK 739708

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For the quarter ended September 30, 2000        Commission file number 1-9645


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
Yes __x__ No _____

   Indicate the number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practicable date.



            Class                              Outstanding at November 10, 2000
- - - - - - - - - - - - - -                    - - - - - - - - - - - -  - - - -
Common Stock, $.10 par value                               584,757,113

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                                      INDEX




                                                                       Page No.
                                                                       - - - -

Part I -- Financial Information

     Item 1.  Unaudited Financial Statements

     Consolidated Balance Sheets at September 30, 2000 and
        December 31, 1999                                                  3

     Consolidated Statements of Operations for the nine and
        three months ended September 30, 2000 and 1999                     5

     Consolidated Statements of Cash Flows for the nine months
        ended September 30, 2000 and 1999                                  6

     Notes to Consolidated Financial Statements                            8

     Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations                     13

     Item 3.  Quantitative and Qualitative Disclosures About
        Market Risk                                                       18


Part II -- Other Information

     Item 6.  Exhibits and reports on Form 8-K                            20

         (a)  Exhibits
         (b)  Reports on Form 8-K

     Signatures                                                           21

     Index to Exhibits                                                    22

                                     PART I

Item 1.  UNAUDITED FINANCIAL STATEMENTS

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                            (In thousands of dollars)

                                                                     September 30,                December 31,
                                                                         2000                         1999
                                                                      (Unaudited)                      (*)
Current Assets
   Cash and cash equivalents                                          $    384,846              $     76,724
   Accounts receivable, less allowance of $74,776 at September 30,
     2000 and $26,095 at December 31, 1999                               1,612,608                   724,900
   Other current assets                                                    330,708                   123,485
     Total Current Assets                                                2,328,162                   925,109

Property, Plant and Equipment
   Land, buildings and improvements                                      1,128,083                   338,764
   Structures and site leases                                            2,081,898                 1,870,731
   Transmitter and studio equipment                                      1,064,154                   427,063
   Furniture and other equipment                                           456,658                   222,581
   Construction in progress                                                182,171                    89,901
                                                                         4,912,964                 2,949,040
Less accumulated depreciation                                             (681,349)                 (470,916)
                                                                         4,231,615                 2,478,124
Intangible Assets
   Contracts                                                               987,935                   817,227
   Licenses and goodwill                                                40,163,099                11,809,882
   Other intangible assets                                                 160,781                    80,102
                                                                        41,311,815                12,707,211
Less accumulated amortization                                           (1,273,524)                 (758,889)
                                                                        40,038,291                11,948,322
Other Assets
   Restricted cash                                                       1,032,346                     4,349
   Notes receivable                                                        124,509                    53,675
   Investments in, and advances to, nonconsolidated affiliates             452,219                   380,918
   Other assets                                                            665,595                   251,604
   Other investments                                                     1,877,351                   779,411
Total Assets                                                          $ 50,750,088              $ 16,821,512

* From audited financial statements

                 See Notes to Consolidated Financial Statements

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                            (In thousands of dollars)

                                                                     September 30,                December 31,
                                                                         2000                         1999
                                                                      (Unaudited)                      (*)
Current Liabilities
   Accounts payable                                                   $    401,150              $    196,222
   Accrued interest                                                        135,818                    16,449
   Accrued expenses                                                        886,025                   337,939
   Accrued income taxes                                                    743,671                    29,769
   Current portion of long-term debt                                        55,968                    30,361
   Other current liabilities                                               261,108                    74,775
     Total Current Liabilities                                           2,483,740                   685,515

   Long-term debt                                                       10,104,315                 4,093,543
   Liquid Yield Option Notes                                               495,447                   490,809
   Deferred income taxes                                                 6,809,775                 1,289,783
   Other long-term liabilities                                             212,365                   149,032

   Minority interest                                                        55,701                    28,793

Shareholders' Equity
   Common stock                                                             58,474                    33,861
   Additional paid-in capital                                           29,519,893                 9,216,957
   Common stock warrants                                                   249,314                   252,862
   Retained earnings                                                       736,892                   296,132
   Other comprehensive income                                               67,475                   282,745
   Other                                                                   (42,276)                    2,304
   Cost of shares held in treasury                                          (1,027)                     (824)
   Total shareholders' equity                                           30,588,745                10,084,037
Total Liabilities and
   Shareholders' Equity                                               $ 50,750,088              $ 16,821,512

* From audited financial statements

                 See Notes to Consolidated Financial Statements



               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (In thousands of dollars, except per share data)


                                                               Nine Months Ended                    Three Months Ended
                                                                 September 30,                         September 30,
                                                           2000             1999                  2000               1999

Gross revenue                                          $ 3,634,804     $   2,005,591        $    1,684,787     $    887,854
Less:  agency commissions                                  309,671           214,956               108,068           91,697
Net revenue                                              3,325,133         1,790,635             1,576,719          796,157

Operating expenses                                       2,144,974         1,097,171             1,062,284          495,800
Non-cash compensation expense                                3,151                --                 3,151               --
Depreciation and amortization                              820,800           473,654               372,059          208,627
Corporate expenses                                          91,862            44,585                39,417           16,254
Operating income                                           264,346           175,225                99,808           75,476

Interest expense - net                                     230,795           126,233               105,335           50,962
Gain on sale of stations                                   805,183           136,925               805,183               --
Other income (expense) - net                                (7,340)            9,175                (8,964)          (2,221)
Income before income taxes and equity
  in earnings of nonconsolidated affiliates                831,394           195,092               790,692           22,293
Income taxes                                               408,670           106,546               350,198           23,695
Income (loss) before equity in earnings
  of nonconsolidated affiliates                            422,724            88,546               440,494           (1,402)
Equity in earnings of nonconsolidated affiliates            18,036             6,742                 8,433            2,925
Net income                                                 440,760            95,288               448,927            1,523

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments                (114,667)           (8,275)              (54,123)          44,671
  Unrealized gains on securities:
    Unrealized holding gain (loss) arising during period   (64,077)          (54,799)             (137,193)         (27,159)
    Less:  reclassification adjustment for unrealized gains
      on SFX shares held prior to merger                   (36,526)               --               (36,526)              --
    Less:  reclassification adjustment for gains
      included in net income                                    --           (14,905)                   --               --
Comprehensive income                                   $   225,490       $    17,309           $   221,085      $    19,035

Net income per common share:
   Basic                                               $      1.19       $       .31           $      1.04      $       .00

   Diluted                                             $      1.13       $       .31           $       .96      $       .00

                 See Notes to Consolidated Financial Statements

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (In thousands of dollars)


                                                                                Nine Months Ended
                                                                     September 30,                September 30,
                                                                         2000                         1999

Cash flows from operating activities:
   Net income                                                          $   440,760                     $95,288

Reconciling Items:
   Depreciation                                                            242,139                     169,123
   Amortization of intangibles                                             578,661                     304,531
   Deferred taxes                                                          194,236                      64,665
   Amortization of film rights                                              16,582                      13,112
   Amortization of deferred financing charges, bond
     premiums and accretion of note discounts                               11,541                         644
   Non-cash compensation expense                                             3,151                          --
   Payments on film liabilities                                            (16,091)                    (12,527)
   (Recognition) deferral of deferred income                              (100,049)                      3,509
   (Gain) loss on disposal of assets                                      (805,655)                   (128,953)
   Gain on sale of other investments                                            --                     (22,930)
   Equity in earnings of nonconsolidated affiliates                        (13,303)                     (2,950)
   Charitable donation of treasury shares                                       --                       4,102
   Increase (decrease) minority interest                                     6,902                       1,503

Changes in operating assets and liabilities:
   (Increase) decrease accounts receivable                                 (70,886)                    (62,916)
   (Decrease) increase accounts payable, accrued expenses and
     other liabilities                                                     (79,268)                   (102,633)
   Increase (decrease) accrued interest                                     26,849                      (6,138)
   Increase (decrease) accrued income and other taxes                      195,446                      36,365

   Net cash provided by operating activities                               631,015                     353,795

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (In thousands of dollars)


                                                                                Nine Months Ended
                                                                     September 30,                September 30,
                                                                         2000                         1999

Cash flows from investing activities:

   Decrease (increase) in restricted cash                              $  (588,101)                $  (113,470)
   Cash acquired in stock-for-stock mergers                                312,122                      46,096
   Increase in notes receivable - net                                      (25,359)                         --
   Decrease (increase) in investments in, and
     advances to, nonconsolidated affiliates - net                           3,200                     (24,221)
   Purchases of investments                                                (61,704)                    (87,103)
   Proceeds from sale of investments                                            --                      29,659
   Purchases of property, plant and equipment                             (320,434)                   (127,516)
   Proceeds from disposal of assets                                      1,176,698                     211,187
   Acquisition of radio assets                                            (196,071)                   (182,751)
   Acquisition of outdoor assets                                        (1,455,024)                   (799,444)
   Acquisition of live entertainment assets                                (59,247)                     (5,061)
   Increase in other-net                                                  (237,792)                     (9,219)

   Net cash used in investing activities                                (1,451,712)                 (1,061,843)

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                              9,204,234                   1,880,338
   Payments on long-term debt                                           (8,109,502)                 (1,671,467)
   Proceeds from exercise of stock options and stock purchase plan          30,642                      32,440
   Proceeds from issuance of common stock                                       --                     512,917
   Proceeds from exercise of common stock warrants                           3,445                          --

   Net cash provided by financing activities                             1,128,819                     754,228

   Net increase in cash and cash equivalents                               308,122                      46,180

   Cash and cash equivalents at beginning of period                         76,724                      36,498

   Cash and cash equivalents at end of period                          $   384,846                 $    82,678


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

Note 2:  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes new rules for the recognition and measurement of derivatives and hedging activities. Statement 133 is amended by Statement 137 Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and is effective for years beginning after June 15, 2000. The Company plans to adopt this statement in fiscal year 2001. Had the Company elected early adoption of Statement 133, total assets and long-term debt at September 30, 2000 would have increased by $13.1 million each and there would have been no material effect to results of operations. Management does not believe adoption of this statement will materially impact the Company's financial position or results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements, ("SAB 101"). The bulletin summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition. SAB 101, as amended through June 26, 2000 is required to be implemented in the fourth quarter of 2000. The Company is currently reviewing the requirements of SAB 101 and assessing its impact on the Company's financial position and results of operations. Management does not believe adoption of this statement will materially impact the Company's financial position or results of operations.


Note 3:  RECENT DEVELOPMENTS

AMFM Merger
On August 30, 2000, the Company closed the merger with AMFM Inc. ("AMFM"). Pursuant to the terms of the merger agreement, each share of AMFM common stock was exchanged for 0.94 shares of the Company's common stock. Approximately 205.4 million shares of the Company's stock were issued in the AMFM merger, valuing the merger, based on average share value at the signing of the merger agreement, at $15.9 billion plus the assumption of AMFM's outstanding debt of $3.5 billion. Additionally, the Company assumed options and common stock warrants with a fair value of 1.3 billion, which are convertible, subject to applicable vesting, into approximately 25.5 million shares of the Company's common stock. The Company refinanced $540.0 million of AMFM's long-term debt at the closing of the merger using the Company's credit facility. This merger has been accounted for as a purchase with resulting goodwill of approximately $7.1 billion, which is being amortized over 25 years on a straight-line basis. This purchase price allocation is preliminary pending completion of appraisals and other fair value analysis of assets and liabilities. The results of operations of AMFM have been included in the Company's financial statements beginning August 30, 2000.

AMFM owned, programmed, or sold airtime for 415 radio stations, owned Katz Media, a full-service media representation firm, and owned an approximate 28% equity (11% voting) interest in Lamar Advertising Company ("Lamar").

To obtain clearance from the United States Department of Justice, the Company and AMFM agreed to sell 99 radio stations in 27 markets. Before consummating the merger with AMFM, the Company and AMFM completed the sale of 85 of these stations. The remaining 14 stations will be sold pursuant to governmental directives. The Company has 150 days from August 29th to complete the sale of these 14 stations. In addition, the Company agreed to sell AMFM's equity stake in Lamar by December 31, 2002. Furthermore, the Company's investment must be passive while it continues to hold any part of this stake in Lamar.

Included in the purchase price of AMFM is $439.9 million of restricted cash related to the disposition of AMFM assets in connection with the merger. In addition, the Company swapped assets valued at $228.0 million in transactions with third parties in order to comply with governmental directives regarding the AMFM merger. The Company also divested certain assets in connection with governmental directives related to the AMFM merger, which resulted in a gain on sale of stations of $805.2 million and an increase in income tax expense (at the Company's statutory rate of 38%) of $306.0 million in the third quarter of 2000. The Company anticipates deferring a portion of this tax expense based on its ability to replace the stations sold with qualified assets. A portion of the proceeds from divestitures are being held in restricted trusts until suitable replacement properties are identified. The following table details the reconciliation of divestiture and acquisition activity in the restricted trust accounts.

In thousands of dollars

Restricted cash resulting from Clear Channel divestitures         $    792,448
Restricted cash purchased in AMFM merger                               439,896
Restricted cash used in acquisitions                                  (206,941)
Interest, net of fees                                                    6,943
Restricted cash balance at September 30, 2000                     $  1,032,346

The Company is in the process of finalizing plans to restructure AMFM's operations. Thus far, it has been decided and communicated to all effected employees that the Company will close the AMFM corporate offices in Dallas, Texas and Austin, Texas by March 31, 2001. Other operations of AMFM will be either discontinued or integrated into existing similar operations of the Company. To date, the restructuring has resulted in the actual or pending termination of approximately 400 employees. It is expected that the majority of the restructuring will be completed during the first half of 2001. The Company has recorded a $185.0 million liability in purchase accounting primarily related to severance for terminated AMFM employees.

SFX Merger
On August 1, 2000, the Company consummated its merger with SFX Entertainment, Inc. ("SFX"). Pursuant to the terms of the merger agreement, each share of SFX Class A common stock was exchanged for 0.6 shares of the Company's common stock and each share of SFX Class B common stock was exchanged for one share of the Company's common stock. Approximately, 39.1 million shares of the Company's common stock were issued in the SFX merger. Based on average share value at the signing of the merger agreement, this merger is valued at $2.9 billion plus the assumption of SFX's outstanding debt of $1.5 billion. Additionally, the Company assumed all options and warrants with a fair value of $211.8 million, which are exercisable for approximately 5.6 million shares of the Company's common stock. The Company refinanced $815.8 million of SFX's long-term debt at the closing of the merger using the Company's credit facility. This merger has been accounted for as a purchase with resulting goodwill of approximately $4.1 billion, which is being amortized over 20 years on a straight-line basis. This purchase price allocation is preliminary pending completion of appraisals and other fair value analysis of assets and liabilities. The results of operations of SFX have been included in the Company's financial statements beginning August 1, 2000.

A number of lawsuits were filed by holders of SFX Class A common stock alleging, among other things, that the difference in consideration for the Class A and Class B shares constituted unfair consideration to the Class B holders and that the SFX board breached its fiduciary duties and that the Company aided and abetted the actions of the SFX board. On September 28, 2000, the Company issued 396,943 shares of its common stock, valued at $29.3 million, as settlement of these lawsuits and has included the value as part of the purchase price.

SFX is a diversified promoter, producer and venue operator for live entertainment events. In addition, SFX is a fully integrated sports marketing and management company specializing in the representation of sports athletes and broadcasters, integrated event management, television programming and production and marketing consulting services. SFX also operates a network of 92 venues used principally for music concerts and other live entertainment events in the United States. Internationally, SFX operates 28 venues used primarily for theatrical presentations, principally in the United Kingdom.

Other Acquisitions
On January 5, 2000, the Company closed the acquisition of the Ackerley Group Inc.'s South Florida outdoor advertising division ("Ackerley") for approximately $300.2 million in cash. The acquisition adds approximately 3,500 display faces and enhances the Company's position in Florida. On September 1, 2000, the Company purchased Donrey Media Group ("Donrey") for $381.5 million in cash. The acquisition adds outdoor assets to domestic markets where the Company operates other media.

Pro forma
The results of operations for the nine month periods ending September 30, 2000 and 1999 include the operations of AMFM, SFX, Donrey, Ackerley, Jacor Communications, Inc. ("Jacor"), Dame Media, Inc. ("Dame") and Dauphin OTA ("Dauphin") from the respective dates of acquisition or merger as appropriate. Assuming the mergers/acquisitions of AMFM, SFX, Donrey, Ackerley, Jacor, Dame and Dauphin had all occurred at January 1, 1999, unaudited pro forma consolidated results of operations for the nine months ended September 30, 2000 and 1999 would have been as follows:

                              Pro Forma (Unaudited)
                         Nine Months Ended September 30
                      (In thousands, except per share data)

                                            2000                       1999

     Net revenue                      $    5,977,569             $   4,747,955
     Net loss                         $     (564,974)            $    (235,787)
     Net loss per share:
         Basic                        $         (.97)            $        (.41)
         Diluted                      $         (.97)            $        (.41)

The pro forma information above is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had the mergers/acquisitions of AMFM, SFX, Donrey, Ackerley, Jacor, Dame and Dauphin occurred at the beginning of 1999, nor is it indicative of future results of operations. The Company had other acquisitions during the first nine months of 2000 and during 1999, the effects of which, individually and in aggregate, were not material to the Company's consolidated financial position or results of operations.

Public Offerings
On June 14, 2000, the Company completed a debt offering of $250.0 million floating rate notes due June 15, 2002 and $750.0 million 7.875% notes due June 15, 2005. The net proceeds to the Company of approximately $993.9 million were used to reduce the outstanding balance on the Company's domestic credit facilities.

On July 3, 2000, the Company completed a debt offering of Euro 650.0 million 6.50% notes due July 7, 2005. Interest on the notes is payable annually in arrears on July 7 of each year. The net proceeds to the Company of approximately $612.9 million were used to reduce the outstanding balance on the Company's domestic credit facilities.

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

On September 7, 2000, the Company completed a debt offering of $750.0 million 7.25% senior notes due September 15, 2003 and $750.0 million 7.65% senior notes due on September 15, 2010. Interest is payable on both series of notes on March 15 and September 15 of each year. The net proceeds to the Company of approximately $1.49 billion were used to reduce the outstanding balance of the Company's domestic credit facility.

The domestic credit facility was used to redeem all of AMFM's outstanding 9% subordinated notes due 2008, 9.25% subordinated notes due 2007, 12% exchange debentures due 2009 and 12.75% senior discount notes due 2009. The domestic credit facilities were also used to pay a total of $232.2 million of the outstanding publicly traded indebtedness of AMFM and SFX put to the Company by the holders of such indebtedness pursuant to outstanding change of control offers.

Note 4   SEGMENT DATA

The Company is managed based on three principal business segments - radio, outdoor advertising and live entertainment. The components of the radio segment are domestic and international radio, Premiere Radio Networks and Katz Media. The components of the outdoor advertising segment are domestic and international billboards, transit displays and street furniture. The components of the live entertainment segment are music, theatrical, family entertainment and motor sports. The Company also aggregates television, sports representation and internet into the category "other".


In thousands of dollars
                                                    Nine Months Ended                    Three Months Ended
                                                      September 30,                         September 30,
                                                 2000              1999                 2000              1999
Net revenue
   Radio                                  $   1,453,304     $     822,587         $     601,672    $     406,494
   Outdoor                                    1,235,224           845,451               441,149          349,163
   Live Entertainment                           457,542                --               457,542               --
   Other                                        179,063           122,597                76,356           40,500
Consolidated                              $   3,325,133     $   1,790,635         $   1,576,719    $     796,157

Operating expenses
   Radio                                  $     846,377     $     504,117         $     330,740    $     251,069
   Outdoor                                      777,428           526,508               275,686          222,930
   Live Entertainment                           399,202                --               399,202               --
   Other                                        121,967            66,546                56,656           21,801
Consolidated                              $   2,144,974     $   1,097,171         $   1,062,284    $     495,800

Depreciation and Amortization
   Radio                                  $     435,266     $     208,991         $     204,705    $     115,153
   Outdoor                                      311,637           248,896               110,938           89,622
   Live Entertainment                            43,609                --                43,609               --
   Other                                         30,288            15,767                12,807            3,852
Consolidated                              $     820,800     $     473,654         $     372,059    $     208,627

Operating income (loss)
   Radio                                  $     168,640     $     104,368         $      63,593    $      30,251
   Outdoor                                      118,758            51,701                45,539           30,378
   Live Entertainment                            10,326                --                10,326               --
   Other                                        (33,378)           19,156               (19,650)          14,847
Consolidated                              $     264,346     $     175,225         $      99,808    $      75,476

Total identifiable assets
   Radio                                  $  34,017,411     $   9,565,523         $  34,017,411    $   9,565,523
   Outdoor                                    7,393,146         6,110,446             7,393,146        6,110,446
   Live Entertainment                         5,318,886                --             5,318,886               --
   Other                                      4,020,645           765,920             4,020,645          765,920
Consolidated                              $  50,750,088     $  16,441,889         $  50,750,088    $  16,441,889

Net revenue of $649,473 and $260,876 for the nine and three months ended September 30, 2000, respectively, and $346,773 and $172,798 for the nine and three months ended September 30, 1999, respectively, and identifiable assets of $2,452,121 and $1,242,843 as of September 30, 2000 and 1999, respectively, are included in the data above and are derived from the Company's foreign operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2000 to Three and Nine Months Ended September 30, 1999.


(In thousands of dollars, except per share data)
                           Nine Months       As-Reported   Pro Forma         Three Months     As-Reported   Pro Forma
                       Ended September 30,   % Increase   % Increase      Ended September 30, % Increase   % Increase
   Consolidated         2000        1999     (Decrease)   (Decrease)      2000        1999    (Decrease)   (Decrease)
Net revenue         $ 3,325,133  $ 1,790,635      85.7%      25.9%     $ 1,576,719  $796,15798.0%    15.3%
Operating expenses    2,144,974    1,097,171      95.5%      28.3%       1,062,284    495,800       114.3%      23.3%
Depreciation and
  amortization          820,800      473,654      73.3%      22.4%         372,059    208,627        78.3%       2.4%
Operating income        264,346      175,225      50.9%     173.0%          99,808     75,476        32.2%      67.2%
Interest expense, net   230,795      126,233      82.8%                    105,335     50,962       106.7%
Net income (loss)       440,760       95,288     362.6%                    448,927      1,523    29,376.5%
Net income (loss) per share:
    Basic           $      1.19  $       .31     279.9%                $      1.04  $     .00          n/a
    Diluted         $      1.13  $       .31     264.4%                $       .96  $     .00          n/a

The majority of the growth in the "as-reported" net revenue and operating expenses for the three and nine months ended September 30, 2000 was due to the acquisitions of AMFM Inc. ("AMFM") on August 30, 2000, SFX Entertainment, Inc.("SFX") on August 1, 2000, Donrey Media Group ("Donrey") on September 1, 2000, Ackerley's South Florida outdoor advertising division ("Ackerley") on January 5, 2000, Jacor Communications, Inc. ("Jacor") in May 1999, and Dame Media, Inc., ("Dame") and Dauphin OTA, ("Dauphin") in July 1999. In addition, 55 radio stations and approximately 65,000 outdoor display faces were purchased, in multiple transactions, during the first nine months of 2000, the effects of which, individually and in the aggregate, were not material to the Company's consolidated financial position or results of operations. Corporate expenses increased 106% for the first nine months of 2000 versus the first nine months of 1999 as a result of the integration of corporate operations of the Company and the aforementioned acquisitions.

The majority of the increase in "as-reported" depreciation and amortization was primarily due to the acquisition of the tangible and intangible assets associated with the above-mentioned business combinations. Interest expense increased as a result of greater average borrowing levels related to the aforementioned acquisitions and higher average borrowing rates. During the nine months ended September 30, 2000, approximately 35% of the Company's debt had a floating interest rate based on LIBOR. LIBOR rates increased 25% from an average of 5.18% in the first nine months of 1999 to an average 6.48% during the first nine months of 2000. This increase in average borrowing rates was partially offset by the issuance of convertible notes in the fourth quarter of 1999 at 1.5% annual interest. Equity in earnings of nonconsolidated affiliates increased 168% primarily due to the improved operating results from our equity investments in Mexico, New Zealand and Australia. The majority of the increase in pre-tax income is due to a one-time gain of $805.2 million included in the three and nine-month periods ended September 30, 2000, which related to the sale of stations associated with the governmental directives regarding the AMFM merger. Income tax expense increased due to the increase in pre-tax income. The effective tax rate decreased from 55% in the first nine months of 1999 to 49% in the first nine months of this year resulting from the one-time gain on sale of stations offset by the increased nondeductible amortization expenses associated with the aforementioned acquisitions.

The pro Forma presentation referred to above assumes the acquisitions of and/or mergers with AMFM, SFX, Donrey, Ackerley, Jacor, Dauphin and Dame occurred on January 1, 1999. Pro Forma net revenue increased due to improved advertising rates and improved sell-out rates in the radio segment. In addition, increased advertising rates and other less significant acquisitions within the outdoor segment contributed to the increase in pro forma net revenue. An increase in music tour dates within the entertainment segment also contributed to the increase in pro forma net revenue. Pro Forma operating expenses increased primarily from the incremental selling costs related to the additional revenues and expenses associated with the additional music tour dates. The majority of the increase in pro forma operating income for the three and nine month periods ended September 30, 2000 was due to improved operations during the period primarily in the radio and outdoor segments.

Liquidity and Capital Resources

The major sources of capital for the Company have been cash flow from operations, advances on its revolving lines of credit, and funds provided by various stock, convertible and other bond offerings. As of September 30, 2000 and December 31, 1999, the Company had the following debt outstanding:

   (In millions of dollars)
                                       September 30, 2000     December 31, 1999
   Credit facilities - domestic            $   1,974.7           $   1,227.7
   Credit facility - international               103.2                 120.4
   Senior convertible notes                    1,575.0               1,575.0
   Liquid Yield Option Notes                     495.4                 490.8
   Long-term bonds                             6,461.5               1,171.4
   Other borrowings                               45.9                  29.4
   Total                                   $  10,655.7           $   4,614.7

In addition, the Company had $384.8 million in unrestricted cash and cash equivalents on hand at September 30, 2000.

On April 27, 2000, shareholders of the Company approved an increase to the number of the Company's shares of common stock authorized for issuance from 900 million to 1.5 billion in order to have additional shares available for possible future acquisition or financing transactions, stock splits, stock dividends and other issuances, or to satisfy requirements for additional reservations of shares by reason of future transactions which might require increased reservations. The Company currently has no plans to issue any of the additional shares of common stock.

On July 21, 2000, the Company filed a Registration Statement on Form S-3 covering a combined $3.0 billion of debt securities, junior subordinated debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units (the "shelf registration statement"). The shelf registration statement also covers preferred securities that may be issued from time to time by the Company's three Delaware statutory business trusts and guarantees of such preferred securities by the Company. In September 2000, the Company issued $1.5 billion of debt securities registered under the shelf registration statement, leaving $1.5 billion available for future issuance.

Domestic Credit Facilities:
The Company has a $1.95 billion revolving credit facility, of which at September 30, 2000, $1.8 billion was outstanding and $135.0 million was available for future borrowings. The credit facility began reducing on September 30, 2000, with quarterly repayment of the outstanding principal balance to continue over the next five years, with the entire balance to be repaid by the last business day of June 2005. During the first nine months of the year, the Company made principal payments on this credit facility totaling $3.4 billion and drew down $4.4 billion.

The Company had a 364-day multi-currency revolving credit facility for $1.0 billion. On August 30, 2000, in conjunction with the closing of a new $3.0 billion credit facility, the Company repaid all outstanding borrowings and terminated the facility. During the first eight months of the year, the Company made principal payments on the credit facility totaling $1.4 billion and drew down $1.0 billion.

The Company entered into a $3.0 billion credit facility on August 30, 2000, concurrent with the closing of the AMFM merger. $1.5 billion of this facility is a five-year multi-currency revolving credit facility and $1.5 billion is a 364-day revolving credit facility, which the Company has the option upon maturity to convert into a term loan with a five-year maturity. At September 30, 2000, the outstanding balance was 127.2 million British pounds, or approximately $187.7 million, and $2.8 billion was available for future borrowings under the $3.0 billion credit facility.

International Credit Facility:
The Company has an 88.0 million British pounds, or approximately $129.8 million, revolving credit facility with a group of international banks. This international credit facility allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies. At September 30, 2000, approximately $26.6 million was available for future borrowings and $103.2 million was outstanding under this credit facility. This credit facility converted into a reducing revolving facility on January 10, 2000, with an initial payment of 12.0 million British pounds made in January 2000. An additional payment of 12.0 million British pounds is due on January 10, 2001. The credit facility expires on January 10, 2002. At September 30, 2000, interest rates varied from 4.50% to 7.85%.

Liquid Yield Option Notes:
The Company assumed Liquid Yield Option Notes ("LYONs") as a part of the merger with Jacor. The Company assumed 4.75% LYONs due 2018 and 5.50% LYONs due 2011 with an aggregated fair value of $490.1 million. Each LYON has a principal amount at maturity of $1,000 and is convertible, at the option of the holder, at any time on or prior to maturity, into the Company's common stock at a conversion rate of 7.227 shares per LYON and 15.522 shares per LYON for the 2018 and 2011 issues, respectively. The LYONs aggregated balance, net of conversions to common stock, amortization of premium, and accretion of interest, at September 30, 2000 was $495.4 million.

Long-Term Bonds:
On June 14, 2000, the Company completed a debt offering of $250.0 million Floating Rate Notes due June 15, 2002 and $750.0 million 7.875% Notes due June 15, 2005. Interest is payable on June 15 and December 15 on the 7.875% Notes and is payable quarterly on the Floating Rate Notes. On June 14, 2000 the Company entered into interest rate swap agreements that effectively float the interest on $750.0 million based upon LIBOR. The net proceeds to the Company of approximately $993.9 million were used to reduce the outstanding balance on the Company's credit facilities.

On July 3, 2000, the Company completed a debt offering of Euro 650.0 million 6.50% Notes due July 7, 2005. Interest on the notes is payable annually in arrears on July 7 of each year. The net proceeds to the Company of approximately $612.9 million were used to reduce the outstanding balance on the Company's credit facilities.

On September 7, 2000, the Company completed a debt offering of $750.0 million 7.25% Senior Notes due September 15, 2003 and $750.0 million 7.65% Senior Notes due on September 15, 2010. Interest is payable on both series of notes on March 15 and September 15 of each year. On September 7, 2000, the Company entered into an interest rate swap agreement that effectively floats the interest based upon LIBOR for $750 million of the 7.25% Senior Notes. The net proceeds to the Company of approximately $1.5 billion were used to reduce the outstanding balance of the Company's credit facilities.

Jacor Long-Term Bonds:
On December 14, 1999, the Company completed a tender offer for the 10.125% Senior Subordinated Notes due June 15, 2006; 9.75% Senior Subordinated Notes due December 15, 2006; 8.75% Senior Subordinated Notes due June 15, 2007; and 8.0% Senior Subordinated Notes due February 15, 2010 of Jacor Communications Company, an indirect wholly-owned subsidiary of the Company. An agent acting on the Company's behalf redeemed notes with a value of approximately $571.4 million. Cash settlement of the amount due to the agent was completed on January 14, 2000. After redemption, approximately $1.0 million face value of the notes remain outstanding.

AMFM Long-Term Bonds:
The Company assumed long-tern bonds with a face value of $2.8 billion in the AMFM merger. On September 29, 2000, the Company redeemed all of the outstanding 9% Senior Subordinated Notes due 2008, originally issued by Chancellor Media Corporation or one of its subsidiaries, for $829.0 million subject to change of control provisions in the indentures. Subsequent to the end of the third quarter, the Company redeemed, also subject to change of control provisions in the indentures, all of the outstanding 9.25% Senior Subordinated Notes due 2007, originally issued by Capstar Radio Broadcasting Partners, the 12% Exchange Debentures due 2009, originally issued by Capstar Broadcasting Partners, Inc. and the 12.75% Senior Discount Notes due 2009, originally issued by Capstar Broadcasting Partners, Inc., for a total of $508.5 million.

On October 6, 2000, the Company made change of control payments of $231.4 million pursuant to its offers to purchase due to a change of control on the following series of AMFM debt: 8% Senior Notes due 2008, 8.125% Senior Subordinated Notes due 2007 and 8.75% Senior Subordinated Notes due 2007, originally issued by Chancellor Media Corporation or one of its subsidiaries, as well as the 12.625% Exchange Debentures due 2006, originally issued by SFX Broadcasting (AMFM Operating, Inc.).

Chancellor Media Corporation, Capstar Radio Broadcasting Partners, Capstar Broadcasting Partners, Inc. and AMFM Operating Inc., or their successors are all indirect wholly-owned subsidiaries of the Company. The redemption and change of control payments were financed with borrowings under the Company's credit facilities.

SFX Long-Term Bonds:
The Company assumed long-term bonds with a face value of $550.0 million in the SFX merger. On October 10, 2000, SFX Entertainment, Inc., a wholly-owned subsidiary of the Company launched a tender offer for any and all of its 9.125% Senior Subordinated Notes due 2008. An agent acting on the Company's behalf redeemed notes with a value of approximately $598.1 million. Cash settlement of the amount due to the agent was completed on November 13, 2000. After redemption, approximately $6.0 million face value of the notes remain outstanding. The tender offer was financed with borrowings under the Company's credit facilities.

Future Contingent Payments:
Certain of the agreements relating to SFX acquisitions provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired companies. The Company will continue to accrue additional amounts related to such contingent payments if and when it is determinable beyond a reasonable doubt that the applicable financial performance targets will be met.


USES OF FUNDS AND CAPITAL RESOURCES

AMFM Merger
On August 30, 2000, the Company closed the merger with AMFM Inc. ("AMFM"). Pursuant to the terms of the merger agreement, each share of AMFM common stock was exchanged for 0.94 shares of the Company's common stock. Approximately 205.4 million shares of the Company's stock were issued in the AMFM merger, valuing the merger, based on average share value at the signing of the merger agreement, at $15.9 billion plus the assumption of AMFM's outstanding debt of $3.5 billion. Additionally, the Company assumed options and common stock warrants with a fair value of 1.3 billion, which are convertible, subject to applicable vesting, into approximately 25.5 million shares of the Company's common stock. The Company refinanced $540.0 million of AMFM's long-term debt at the closing of the merger using the Company's credit facility. This merger has been accounted for as a purchase with resulting goodwill of approximately $7.1 billion, which is being amortized over 25 years on a straight-line basis. This purchase price allocation is preliminary pending completion of appraisals and other fair value analysis of assets and liabilities. The results of operations of AMFM have been included in the Company's financial statements beginning August 30, 2000.

SFX Merger:
On August 1, 2000, the Company consummated its merger with SFX Entertainment, Inc. ("SFX"). Pursuant to the terms of the merger agreement, each share of SFX Class A common stock was exchanged for 0.6 shares of the Company's common stock and each share of SFX Class B common stock was exchanged for one share of the Company's common stock. Approximately, 39.1 million shares of the Company's common stock were issued in the SFX merger. Based on average share value at the signing of the merger agreement, this merger is valued at $2.9 billion plus the assumption of SFX's outstanding debt of $1.5 billion. Additionally, the Company assumed all options and warrants with a fair value of $211.8 million, which are exercisable for approximately 5.6 million shares of the Company's common stock. The Company refinanced $815.8 million of SFX's long-term debt at the closing of the merger using the Company's credit facility. This merger has been accounted for as a purchase with resulting goodwill of approximately $4.1 billion, which is being amortized over 20 years on a straight-line basis. This purchase price allocation is preliminary pending completion of appraisals and other fair value analysis of assets and liabilities. The results of operations of SFX have been included in the Company's financial statements beginning August 1, 2000.

A number of lawsuits were filed by holders of SFX Class A common stock alleging, among other things, that the difference in consideration for the Class A and Class B shares constituted unfair consideration to the Class B holders and that the SFX board breached its fiduciary duties and that the Company aided and abetted the actions of the SFX board. On September 28, 2000, the Company issued 396,943 shares of its common stock, valued at $29.3 million, as settlement of these lawsuits and has included the value as part of the purchase price.

Outdoor Acquisition:
On January 5, 2000, the Company closed the acquisition of Ackerley for approximately $300.2 million in cash. The acquisition adds approximately 3,500 display faces and enhances the Company's position in Florida. On September 1, 2000, the Company purchased Donrey for $381.5 million in cash. The acquisition adds outdoor assets to domestic markets where the Company operates other media.

Stock Repurchase:
On October 5, 2000, the Board of Directors authorized the repurchase of up to $1 billion of the Company's common stock.

Other:
During the first nine months of 2000, in addition to the acquisitions mentioned above, the Company acquired approximately 10,000 additional outdoor faces in 39 domestic markets and in malls throughout the U.S. and 55,000 additional display faces in 23 international markets for a total of $773.3 million in cash. The Company also acquired 55 radio stations in 17 markets for a total of $194.6 million in cash during the first nine months of 2000. In addition, the Company acquired a software company for $1.5 million in cash, which is developing broadcasting software.

During the first nine months of 2000, the Company had capital expenditures of $320.4 million as follows by segment:

             Radio                                 $122.7
             Outdoor                               $166.4
             Live Entertainment                     $19.1
             Other                                  $12.2

Capital expenditures included $114.3 million for one-time expenditures primarily related to facility consolidations and a one-time capital expenditure in conjunction with the long-term extension of certain operating contracts. Construction of new revenue-producing advertising displays totaled $102.0 million.

Future acquisitions of broadcasting stations, outdoor advertising facilities, other media-related properties and live entertainment venues affected in connection with the implementation of the Company's acquisition strategy are expected to be financed from increased borrowings under the existing credit facilities, additional public equity and debt offerings and cash flow from operations. The Company believes that cash flow from operations, as well as the proceeds from securities offerings made from time to time, will be sufficient to make all required future interest and principal payments on the credit facilities, senior convertible notes and bonds, and will be sufficient to fund all anticipated capital expenditures.

Ratio:
The ratio of earnings to fixed charges is as follows:


   Nine Months ended
     September 30,                                                Year Ended
  2000          1999              1999             1998              1997             1996              1995
  3.58          2.32              2.04             1.83              2.32             3.63              3.32

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

Risks Regarding Forward Looking Statements

Except for the historical information, this report contains various "forward-looking statements" which represent the Company's expectations or beliefs concerning future events, including the future levels of cash flow from operations. The Company cautions that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could have an adverse effect upon the Company's financial performance. These variables include economic conditions in the U.S. and in other countries where the Company currently does business, the ability of the Company to integrate the operations of Jacor, Dame, Dauphin, Ackerley, SFX, AMFM and Donrey, shifts in population and other demographics, level of competition for advertising dollars, fluctuations in operating costs, technological changes and innovations, changes in labor conditions, changes in governmental regulations and policies, exchange rates and currency values, capital expenditure requirements, interest rates, taxes, access to capital markets, the effect of leverage on the Company's financial position and earnings and certain other factors set forth in the Company's SEC filings. Actual results in the future could differ materially from those described in the forward-looking statements.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At September 30, 2000, approximately 35.0% of the Company's long-term debt, including fixed rate debt on which the Company has entered interest rate swap agreements, bears interest at variable rates. Accordingly, the Company's earnings and after-tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the first nine months of 2000 average interest rate under these borrowings, it is estimated that the Company's first nine months of 2000 interest expense would have changed by $ 74.5 million and that the Company's first nine months of 2000 net income would have changed by $ 44.7 million. In the event of an adverse change in interest rates, management may take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

The Company has entered into interest rate swap agreements that effectively float interest at rates based upon LIBOR on $1.5 billion of its current borrowings. These agreements expire from September 2003 to June 2005. The fair value of these agreements at September 30, 2000 was $13.1 million.

Equity Price Risk

The carrying value of the Company's available-for-sale equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at September 30, 2000 by $352.0 million and would change comprehensive income by $228.8 million.

Foreign Currency

The Company has operations in forty countries throughout Europe, Asia and North and South America. All foreign operations are measured in their local currencies. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company has operations. To mitigate a portion of the exposure to risk of currency fluctuations throughout Europe and Asia, the Company has a natural hedge through borrowings in some other currencies. Additionally, the Company has a natural hedge through borrowings in Euros to mitigate a portion of the exposure to risk of currency fluctuations in Western Europe. This hedge position is reviewed monthly. The Company maintains no derivative instruments to mitigate the exposure to translation and/or transaction risk. However, this does not preclude the adoption of specific hedging strategies in the future. The Company's foreign operations reported a loss of $6.6 million for the first nine months of 2000. It is estimated that a 10% change in the value of the U.S. dollar to foreign currencies would change net loss for the first nine months of 2000 by $660,000.

The Company's earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of our investments in Australia, New Zealand and Mexico, all of which are accounted for under the equity method. It is estimated that the result of a 10% fluctuation in the value of the dollar relative to these foreign currencies at September 30, 2000 would change net income for the first nine months of 2000 by approximately $444,000. This analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

Part II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


         (a)  Exhibits.  See Exhibit Index on Page 22
(b)      Reports on Form 8-K
               Filing    Date        Items Reported               Financial Statements Reported

                 8-K    8/04/00      Item 2.  Announce            December 31, 1999 for SFX Entertainment, Inc.
                                     merger of SFX Entertain-     March 31, 2000 for SFX Entertainment, Inc.
                                     ment into Clear Channel      Pro forma statement for December 31, 1999
                                     Communications, Inc.           and March 31,2000.

                 8-K    9/06/00      Item 2.  Announce            December 31, 1999 for AMFM Inc.
                                     merger of AMFM Inc.          June 30, 2000 for AMFM Inc.
                                     into Clear Channel Com-      Pro forma statement for December 31, 1999
                                     munications, Inc.              and June 30, 2000.


Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CLEAR CHANNEL COMMUNICATIONS, INC.




November 14, 2000                            /s/  Herbert W. Hill, Jr.
                                             Herbert W. Hill, Jr.
                                             Senior Vice President and
                                             Chief Accounting Officer

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

3.4 Second Amendment to the Company's Articles of Incorporation (incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)

3.5 Third Amendment to the Company's Articles of Incorporation. (incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

4.1 Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B. J. McCombs, John M. Schaefer and John W. Barger, dated May 31, 1977 (incorporated by reference to the exhibits of the Company's Registration Statement on Form S-1 (Reg. No. 33-289161) dated April 19,
     1984).

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

4.7 Fifth Supplemental Indenture dated June 21, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channel's registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.8 Sixth Supplemental Indenture dated June 21, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channel's registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.9 Seventh Supplemental Indenture dated July 7, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc.
     and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channel's registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.10 * Eighth  Supplemental  Indenture  dated  September  12,  2000,  to  Senior
     Indenture   dated   October  1,  1997,   by  and  between   Clear   Channel
     Communications, Inc. and The Bank of New York, as Trustee.

4.11 *  Ninth  Supplemental  Indenture  dated  September  12,  2000,  to  Senior
     Indenture   dated   October  1,  1997,   by  and  between   Clear   Channel
     Communications, Inc. and The Bank of New York, as Trustee.

4.12 Fourth Amended and Restated Credit Agreement by and among Clear Channel Communications, Inc., Bank of America, N.A., as administrative agent, Fleet National Bank, as documentation agent, the Bank of Montreal and Toronto Dominion (Texas), Inc., as co-syndication agents, and certain other lenders dated June 15, 2000 (incorporated by reference to the exhibits of Clear Channel's registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

11   * Statement re: Computation of Earnings Per Share.

12   * Statement re: Computation of Ratios.

27.1 * Financial Data Schedule at September 30, 2000.

27.2 Financial Data Schedule at September 30, 1999 (incorporated by reference to exhibit 27.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

---------------
* Filed herewith.