Form 10-Q/A
period 2000-09-30
CLEAR CHANNEL COMMUNICATIONS INC
filed 2000-11-16
CIK 739708

                                   FORM 10-Q/A


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
Yes   X   No
    -----    -----

   Indicate the number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practicable date.



            Class                               Outstanding at November 10, 2000
----------------------------                    --------------------------------

Common Stock, $.10 par value                                584,757,113

The Company is filing this amendment to its Quarterly Report on Form 10-Q dated November 14, 2000, in order to correct certain typographical errors present in
Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations." Following is the complete text, as amended, of Part I,
Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PART I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of Three and Nine Months Ended September 30, 2000 to Three and Nine Months Ended September 30, 1999.

(In thousands of dollars, except per share data)


                                    Nine Months                                    Three Months
                                 Ended September 30,     As-Reported  Pro Forma  Ended September 30,     As-Reported  Pro Forma
                              ------------------------   % Increase   % Increase -------------------     % Increase  % Increase
   Consolidated                   2000        1999       (Decrease)  (Decrease)      2000        1999    (Decrease)  (Decrease)
   ------------               -----------  -----------   ----------  ----------- -----------  ---------  ----------  ----------

Net revenue                   $ 3,325,133  $ 1,790,635      85.7%      25.9%     $ 1,576,719  $ 796,157      98.0%      23.1%
Operating expenses              2,144,974    1,097,171      95.5%      28.3%       1,062,284    495,800     114.3%      29.9%
Depreciation and
  amortization                    820,800      473,654      73.3%      10.2%         372,059    208,627      78.3%       3.8%
Operating income                  264,346      175,225      50.9%      60.0%          99,808     75,476      32.2%   1,360.6%
Interest expense, net             230,795      126,233      82.8%                    105,335     50,962     106.7%
Net income (loss)                 440,760       95,288     362.6%                    448,927      1,523  29,376.5%
Net income (loss) per share:
    Basic                     $      1.19  $       .31     279.9%                $      1.04   $    .00       n/a
    Diluted                   $      1.13  $       .31     264.4%                $       .96   $    .00       n/a

The majority of the growth in the "as-reported" net revenue and operating expenses for the three and nine months ended September 30, 2000 was due to the acquisitions of AMFM Inc. ("AMFM") on August 30, 2000, SFX Entertainment, Inc. ("SFX") on August 1, 2000, Donrey Media Group ("Donrey") on September 1, 2000, Ackerley's South Florida outdoor advertising division ("Ackerley") on January 5, 2000, Jacor Communications, Inc. ("Jacor") in May 1999, and Dame Media, Inc., ("Dame") and Dauphin OTA, ("Dauphin") in July 1999. In addition, 55 radio stations and approximately 65,000 outdoor display faces were purchased, in multiple transactions, during the first nine months of 2000, the effects of which, individually and in the aggregate, were not material to the Company's consolidated financial position or results of operations. Corporate expenses increased 106% for the first nine months of 2000 versus the first nine months of 1999 as a result of the integration of corporate operations of the Company and the aforementioned acquisitions.

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

LIQUIDITY AND CAPITAL RESOURCES

The major sources of capital for the Company have been cash flow from operations, advances on its revolving lines of credit, and funds provided by various stock, convertible and other bond offerings. As of September 30, 2000 and December 31, 1999, the Company had the following debt outstanding:


(In millions of dollars)


                                September 30, 2000    December 31, 1999
                                ------------------    -----------------

Credit facilities - domestic      $    1,974.7         $    1,227.7
Credit facility - international          103.2                120.4
Senior convertible notes               1,575.0              1,575.0
Liquid Yield Option Notes                495.4                490.8
Long-term bonds                        6,461.5              1,171.4
Other borrowings                          45.9                 29.4
                                  ------------         ------------
Total                             $   10,655.7         $    4,614.7
                                  ============         ============

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

During the first nine months of 2000, the Company had capital expenditures of $320.4 million as follows by segment:


                  Radio                                 $122.7
                  Outdoor                               $166.4
                  Live Entertainment                    $ 19.1
                  Other                                 $ 12.2

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

RATIO:

The ratio of earnings to fixed charges is as follows:

 
   Nine Months ended
     September 30,                        Year Ended
  ------------------       ----------------------------------------------
  2000          1999       1999      1998      1997      1996        1995
  ----          ----       ----      ----      ----      ----        ----

  3.58          2.32       2.04      1.83      2.32      3.63        3.32

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

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CLEAR CHANNEL COMMUNICATIONS, INC.




November 16, 2000                             /s/  Herbert W. Hill, Jr.
                                              Herbert W. Hill, Jr.
                                              Senior Vice President and
                                              Chief Accounting Officer