Form 10-K
period 2000-12-31
CLEAR CHANNEL COMMUNICATIONS INC
filed 2001-03-20
CIK 739708

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000, or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to
         _________.

                             COMMISSION FILE NUMBER
                                     1-9645

                       CLEAR CHANNEL COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

         Texas                                          74-1787539
(State of Incorporation)                   (I.R.S. Employer Identification No.)

                               200 East Basse Road
                            San Antonio, Texas 78209
                            Telephone (210) 822-2828
               (Address, including zip code, and telephone number,
       including area code, of registrant's principal executive offices)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

On March 9, 2001, the aggregate market value of the Common Stock beneficially held by non-affiliates of the Company was approximately $32.4 billion. (For purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates).

On March 9, 2001, there were 587,320,053 outstanding shares of Common Stock, excluding 121,491 shares held in treasury.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for the 2001 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

                       CLEAR CHANNEL COMMUNICATIONS, INC.
                               INDEX TO FORM 10-K

                                                                                                      Page
                                                                                                    Number
PART I.
-------

Item 1.    Business..................................................................................... 3

Item 2.    Properties...................................................................................30

Item 3.    Legal Proceedings........................................................................... 31

Item 4.    Submission of Matters to a Vote of Security Holders..........................................31

PART II.
--------

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters.........................32

Item 6.    Selected Financial Data......................................................................33

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................................................34

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk ..................................49

Item 8.    Financial Statements and Supplementary Data .................................................50

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..........................................................84

PART III.
---------

Item 10.   Directors and Executive Officers of the Registrant...........................................85

Item 11.   Executive Compensation.......................................................................87

Item 12.   Security Ownership of Certain Beneficial Owners and Management...............................87

Item 13.   Certain Relationships and Related Transactions...............................................87

PART IV.
--------

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................88

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

        Clear Channel Communications, Inc. is a diversified media company with three reportable business segments: radio broadcasting, outdoor advertising and live entertainment. We were incorporated in Texas in 1974. As of December 31, 2000, we owned, programmed, or sold airtime for 1,105 domestic radio stations and two international radio stations and owned a leading national radio network. In addition, at December 31, 2000, we had equity interests in various domestic and international radio broadcasting companies. We were also one of the world's largest outdoor advertising companies based on total advertising display inventory of 149,171 domestic display faces and 549,094 international display faces. In addition, we were one of the world's largest diversified promoters, producers and venue operators for live entertainment events. As of December 31, 2000, we owned or operated 120 live entertainment venues. We also own or program 19 television stations, own a media representation firm, represent professional athletes and have operations in the Internet industry, all of which, along with corporate expense, is within the category "other". The following table presents each segment's percentage of total revenues for the year ended December 31, 2000:

                                                       Percentage of
              Segment                                    Revenues
              -------                                -----------------
        Radio Broadcasting                                  45%
        Outdoor Advertising                                 32%
        Live Entertainment                                  17%
        Other                                                6%
                                                           ----
        Total                                              100%

        Our principal executive offices are located at 200 East Basse Road, San Antonio, Texas 78209 (telephone: 210-822-2828).


    RADIO BROADCASTING

        Radio Stations

        As of December 31, 2000, we owned, programmed or sold airtime for 346 AM and 759 FM domestic radio stations, of which, 498 radio stations were in the top 100 markets, according to the Arbitron winter 2000 ranking of U.S. markets. In addition, we currently own two international FM radio stations and various interests in domestic and international radio broadcasting companies, which we account for under the equity method of accounting. Our radio stations employ various formats for their programming. A station's format is important in determining the size and characteristics of its listening audience. Advertisers tailor their advertisements to appeal to selected population or demographic segments.

        Most of our radio revenue is generated from the sale of national and local advertising. Additional revenue is generated from network compensation payments, barter and other miscellaneous transactions. Advertising rates charged by a radio station are based primarily on the station's ability to attract audiences having certain demographic characteristics in the market area which advertisers want to reach, as well as the number of stations competing in the market.

        Advertising rates generally are the highest during morning and evening drive-time hours. Depending on the format of a particular station, there are predetermined numbers of advertisements that are broadcast each hour. We determine the number of advertisements broadcast hourly that can maximize available revenue dollars without jeopardizing listening levels. Although the number of advertisements broadcast during a given time period may vary, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year.

        Our radio broadcasting results are dependent on a number of factors, including the general strength of the economy, population growth, ability to provide popular programming, relative efficiency of radio broadcasting compared to other advertising media, signal strength, technological capabilities and developments and governmental regulations and policies.

        Radio Networks

        As of December 31, 2000, we owned one of the leading national radio networks, based on a total audience of over 180 million weekly listeners. The network syndicates talk programming including such talent as Rush Limbaugh, Dr. Laura Schlessinger, Jim Rome, and music programming including such talent as Rick Dees and Casey Kasem. We also operated several news and agricultural radio networks serving Oklahoma, Texas, Iowa, Kentucky, Virginia, Alabama, Tennessee, Florida and Pennsylvania.


    OUTDOOR ADVERTISING

        As of December 31, 2000, we owned or operated a total of 698,265 advertising display faces. We currently provide outdoor advertising services in over 52 domestic markets and over 43 international countries. Our display faces include billboards of various sizes, wallscapes, transit displays and street furniture displays. Additionally, we currently own various interests in outdoor advertising companies, which we account for under the equity method of accounting.

        Most of our outdoor revenue is derived from local sales. Local advertisers tend to have smaller advertising budgets and require greater assistance from our production and creative personnel to design and produce advertising copy. In local sales, we often expend more sales efforts on educating customers regarding the benefits of outdoor media and helping potential clients develop an advertising strategy using outdoor advertising. While price and availability are important competitive factors, service and customer relationships are also critical components of local sales.

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

        Our billboards consist of various sized panels on which advertising copy is displayed. Bulletin advertising copy is either printed with computer-generated graphics on a single sheet of vinyl that is "wrapped" around an outdoor advertising structure, placed on lithographed or silk-screened paper sheets supplied by the advertiser that are pasted and applied like wallpaper to the face of the display, or hand painted and attached to the structure. Over 90% of our billboard inventory has been retrofitted for vinyl. Billboards are generally mounted on structures we own and are located on sites that are either owned or leased by us or on which we have acquired a permanent easement. Lease contracts are negotiated with both public and private landlords.

        Wallscapes are essentially billboards painted on vinyl surfaces or directly on the sides of buildings, typically four stories or less. Because of their greater impact and higher cost, larger billboards are usually located on major highways and freeways. Some of our billboards are illuminated, and located at busy traffic interchanges to offer maximum visual impact to vehicular audiences. Wallscapes are located on major freeways, commuter and tourist routes and in downtown business districts. Smaller billboards are concentrated on city streets targeting pedestrian traffic.

        Transit advertising incorporates all advertising on or in transit systems, including the interiors and exteriors of buses, trains, trams and taxis, and advertising at rail stations and airports. Transit advertising posters range from vinyl sheets, which are applied directly to transit vehicles, to billboards and panels mounted in station or airport locations. Transit advertising contracts are negotiated with public transit authorities and private transit operators, either on a fixed revenue guarantee or a revenue-share basis.

        Street furniture panels are developed and marketed under our global Adshel brand. Street furniture panels include bus shelters, free standing units, pillars and columns. The most numerous are bus shelters which are back illuminated and reach vehicular and pedestrian audiences. Street furniture is growing in popularity with local authorities. Bus shelters are usually constructed, owned and maintained by the outdoor service provider under revenue-sharing arrangements with a municipality or transit authority. Street furniture contracts are usually won in a competitive tender and last between 10 and 15 years. Tenders are won on the basis of revenues and community-related products offered to municipalities, including bus shelters, public toilets and information kiosks.

    LIVE ENTERTAINMENT

        We significantly expanded our presence in the live entertainment industry with our August 2000 acquisition of SFX Entertainment, Inc. We are one of the world's largest producers, promoters and marketers of live entertainment. Last year, more than 60 million people attended approximately 26,000 of our events, including: live music events; Broadway and touring Broadway shows; family entertainment shows; and specialized sports and motor sports events. As of December 31, 2000, we owned or operated a total of 92 domestic venues and 28 international venues. We also produce touring and original Broadway shows and derive revenues from our theater operations. Additionally, we currently own various interests in live entertainment companies, which we account for under the equity method of accounting.

        We derive revenues from our venue operations primarily from ticket sales, rental income, corporate sponsorships and advertising, concessions, and merchandise. A venue operator typically receives for each event it hosts a fixed fee or percentage of ticket sales for use of the venue, as well as fees representing a percentage of total concession sales from the vendors and total merchandise sales from the performer or tour producer. We typically receive 100% of sponsorship and advertising revenues and a rebate of a portion of ticketing surcharges.

    OTHER

        Television

        As of December 31, 2000, we owned, programmed or sold airtime for 19 television stations. Our television stations are affiliated with various television networks, including FOX, UPN, ABC, NBC and CBS. Television revenue is generated primarily from the sale of local and national advertising, as well as from fees received from the affiliate television networks. Advertising rates depend primarily on the quantitative and qualitative characteristics of the audience we can deliver to the advertiser. Local advertising is sold by our sales personnel, while national advertising is sold by national sales representatives.

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

        Media Representation

        As a result of our August 30, 2000 merger with AMFM Inc., we now own the Katz Media Group, a full-service media representation firm that sells national spot advertising time for clients in the radio and television industries throughout the United States. Katz Media is one of the largest media representation firms in the country, representing over 2,000 radio stations, 368 television stations and growing interests in cable television stations.

        Katz Media representation operations generate revenues primarily through contractual commissions realized from the sale of national spot advertising air time. National spot advertising is commercial air time sold to advertisers on behalf of radio and television stations and cable systems located outside the local markets of those stations and systems. Katz Media represents its media clients pursuant to media representation contracts, which typically have terms of up to ten years in initial length.

        Sports Representation

        As a result of our merger with SFX, we now operate in the sports representation business. Our full-service sports marketing and management operations specialize in the representation of professional athletes, integrated event management, television programming/production, and marketing consulting services. Among our clients are several hundred professional athletes, including Michael Jordan, Kobe Bryant (basketball), Roger Clemens (baseball), Greg Norman
(golf), Andre Agassi (tennis), Jerry Rice (football) and David Beckham (soccer -
UK).

        Our sports representation operations generate revenue primarily through the negotiation of professional sports contracts and endorsement contracts for clients. The amount of endorsement and other revenues that our clients generate is a function of, among other things, the clients' professional performances and public appeal.

        Internet Group

        Our Internet group was formed in the fall of 2000. The goal of the Internet group is to develop and maintain an integral web network across all of our businesses, including radio broadcasting, outdoor advertising and live entertainment.

COMPANY STRATEGY

        Since our inception, we have focused on helping our clients distribute their marketing messages in the most efficient ways possible. We believe our ultimate success is measured by how well we assist our clients in selling their products and services. To this end, we have assembled a variety of media assets designed to provide the most efficient and cost-effective ways for our clients to reach consumers. These assets are comprised of radio and television broadcasting assets, outdoor advertising displays and live entertainment venues and productions. We have combined these assets with the talent and motivation of our entrepreneurial managers to create strong internal growth. We plan to continue this effort in order to serve our clients, listeners, viewers, audiences and investors.

        A portion of our growth has been achieved through acquiring highly complementary assets in radio and television broadcasting, outdoor advertising and live entertainment. We have found that geographically diversified assets give our clients more flexibility in the distribution of their messages, and therefore allows us to provide these clients with a higher level of service. To this end, we evaluate potential acquisitions based on the returns they can potentially provide on invested capital, as well as the positive impact they might have on our existing businesses. In addition, given our experience in the industries in which we operate, we are able to improve the operations of assets we acquire, thus further enhancing our value of those assets.

        Additionally, we seek to create situations in which we own more than one type of medium in the same market. Aside from the provision of added flexibility to our clients, this "cross-ownership" allows us ancillary benefits, such as the use of otherwise vacant outdoor advertising space to promote our broadcasting assets, or the sharing of on-air talent across our broadcasting assets to promote one of our live entertainment events or venues.

        To support our radio broadcasting, outdoor advertising and live entertainment strategies, we have decentralized our operating structure in order to place authority, autonomy and accountability at the market level which provides local management with tools necessary to serve our clients. We believe that one of our strongest competitive advantages is our unique blend of highly experienced corporate and local market management. We believe that the combination of historically stable revenue growth within the industries we operate, coupled with a fixed expense structure and minimal requirements for ongoing capital expenditures, as well as our financial discipline, gives us an excellent forum in which to generate free cash flow and provide value to our investors.

        RADIO BROADCASTING

        Our radio broadcasting strategy entails improving the ongoing operations of our existing stations, as well as the acquisition of stations. Our acquisition strategy has created a national footprint that allows us to deliver targeted messages for specific audiences to advertisers on a local, regional, and national basis. We believe in clustering our radio stations in markets to increase our individual market share thereby allowing us to offer our advertisers more advertising options that can reach many audiences. We believe owning multiple radio stations in a market allows us to provide our listeners with a more diverse programming selection and a more efficient means for our advertisers to reach those listeners. By clustering our stations, we are also able to operate our stations with more highly skilled local management teams and eliminate duplicative operating and overhead expenses. In addition to the economies of scale associated with our national footprint and our clustering of stations in our markets, our management seeks to improve the performance of our existing stations through effective programming, reduction of costs, and aggressive promotion, marketing, and sales. By complementing our radio operations with our other businesses, we are able to increase revenue and profitability through synergies such as cross selling and cross promoting utilizing our outdoor advertising and entertainment operations.

        OUTDOOR ADVERTISING

        Our outdoor advertising strategy involves expanding our market presence and improving the operating results of our existing operations. By acquiring additional displays in our existing markets and expanding into new markets, we strive to increase our market share while managing our advertising rates to maximize revenues. We focus on attracting new categories of advertisers to the outdoor medium through significant investments in sales, marketing, creative, and research services. We take advantage of technological advances that increase our sales force productivity, production department efficiency, and the quality of our product. We will continue to take advantage of the fragmented outdoor advertising industry in our international markets, which presents us with opportunities to increase our profitability both from our existing operations and from acquisitions.

        LIVE ENTERTAINMENT

        Our entry into live entertainment operations allowed us to take advantage of the natural synergies between radio and live music events and to gain immediate industry leadership. We can now leverage our broadcasting assets to reach listeners who have an affinity for music to promote our live entertainment events and ultimately increase ticket revenue. Our entry into the live entertainment industry enables us to reach revenue sources that we had not reached in the past. Our strategy involves improving operating results driven primarily by our ability to increase the utilization of venues, the number of tickets sold per event, sponsorship opportunities, and radio audiences. We strive to form strategic alliances with top brands for marketing opportunities, complete our footprint with investments in music and theater, and foster collaborations with our other media businesses.

RECENT DEVELOPMENTS

AMFM Merger

        On August 30, 2000, we closed our merger with AMFM Inc. Pursuant to the terms of the merger agreement, each share of AMFM common stock was exchanged for
0.94 shares of our common stock. Approximately 205.4 million shares of our common stock were issued in the AMFM merger, valuing the merger, based on the average market price of our common stock at the signing of the merger agreement, at $15.9 billion plus the assumption of AMFM's outstanding debt of $3.5 billion. Additionally, we assumed AMFM options and common stock warrants with a fair value of $1.2 billion, which are convertible, subject to applicable vesting, into approximately 25.5 million shares of our common stock. We refinanced $540.0 million of AMFM's $3.5 billion of long-term debt at the closing of the merger using our credit facilities. The AMFM merger was accounted for as a purchase with resulting goodwill of approximately $7.1 billion, which is being amortized over 25 years on a straight-line basis. This purchase price allocation is preliminary pending completion of appraisals and other fair value analysis of assets and liabilities. The results of operations of AMFM have been included in our financial statements beginning August 30, 2000.

        Included in the purchase price of AMFM is $439.9 million of restricted cash related to the disposition of AMFM assets in connection with the merger. In addition, we swapped assets valued at $228.0 million and received proceeds of $839.7 million in transactions with third parties in order to comply with governmental directives regarding the AMFM merger, which resulted in a gain of $805.2 million and an increase in income tax expense (at our statutory rate of 38%) of $306.0 million in 2000. We deferred a portion of this tax expense based on our ability to replace the majority of the stations sold with qualified assets. A portion of the proceeds from divestitures is being held in restricted trusts until suitable replacement properties are identified. The following table details the reconciliation of divestiture and acquisition activity in the restricted trust accounts.

(In thousands)

Restricted cash resulting from Clear Channel divestitures                    $   839,717
Restricted cash purchased in AMFM merger                                         439,896
Restricted cash used in acquisitions                                           (670,228)
Interest, net of fees                                                             18,756
                                                                             -----------
Restricted cash balance at December 31, 2000                                 $   628,141
                                                                             ===========

        In addition, we agreed to sell AMFM's 26.2 million shares in Lamar Advertising Company by December 31, 2002. Furthermore, our investment must be passive while we hold any interest in Lamar. As such, we account for this investment under the cost method of accounting.

SFX Merger

        On August 1, 2000, we consummated our merger with SFX Entertainment, Inc. Pursuant to the terms of the merger agreement, each share of SFX Class A common stock was exchanged for 0.6 shares of our common stock and each share of SFX Class B common stock was exchanged for one share of our common stock. Approximately 39.2 million shares of our common stock were issued in the SFX merger. Based on the average market price of our common stock at the signing of the merger agreement, the merger was valued at $2.9 billion plus the assumption of SFX's outstanding debt of $1.5 billion. Additionally, we assumed all outstanding SFX options and warrants with a fair value of $211.8 million, which are exercisable for approximately 5.6 million shares of our common stock. We refinanced $815.8 million of SFX's $1.5 billion of long-term debt at the closing of the merger using our credit facilities. The SFX merger was accounted for as a purchase with resulting goodwill of approximately $4.1 billion, which is being amortized over 20 years on a straight-line basis. This purchase price allocation is preliminary pending completion of appraisals and other fair value analysis of assets and liabilities. The results of operations of SFX have been included in our financial statements beginning August 1, 2000.

        A number of lawsuits were filed by holders of SFX Class A common stock alleging, among other things, that the difference in consideration for the Class A and Class B shares constituted unfair consideration to the Class B holders and that the SFX board breached its fiduciary duties and that we aided and abetted the actions of the SFX board. On September 28, 2000, we issued approximately .4 million shares of our common stock, valued at $29.3 million, as settlement of these lawsuits and have included the value of such shares as part of the purchase price.

Future Acquisitions

        We frequently evaluate strategic opportunities both within and outside our existing lines of business and from time to time enter into letters of intent to purchase assets. Although we have no definitive agreements with respect to significant acquisitions not set forth in this report, we expect from time to time to pursue additional acquisitions and may decide to dispose of certain businesses. Such acquisitions or dispositions could be material.

Public Offerings

        On June 14, 2000, we completed a debt offering of $250.0 million floating rate notes due June 15, 2002 and $750.0 million 7.875% notes due June 15, 2005. The net proceeds of approximately $993.9 million were used to reduce the outstanding balance on our credit facilities.

        On July 3, 2000, we completed a debt offering of Euro 650.0 million 6.50% notes due July 7, 2005. Interest on the notes is payable annually in arrears on July 7 of each year. The net proceeds of approximately $610.8 million were used to reduce the outstanding balance on our credit facilities.

        On September 7, 2000, we completed a debt offering of $750.0 million 7.25% senior notes due September 15, 2003 and $750.0 million 7.65% senior notes due on September 15, 2010. Interest is payable on both series of notes on March 15 and September 15 of each year. The net proceeds of approximately $1.5 billion were used to reduce the outstanding balance of our credit facilities.

Shelf Registration Statement

        To facilitate possible future acquisitions as well as public offerings, we filed a shelf registration statement on Form S-3 on July 21, 2000 covering a combined $3.0 billion of debt securities, junior subordinated debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units. The shelf registration statement also covers preferred securities that may be issued from time to time by our three Delaware statutory business trusts and guarantees of such preferred securities. After completing the debt offering during September 2000, the amount of securities available under the shelf registration statement at December 31, 2000 was $1.5 billion.

EMPLOYEES

        At February 28, 2001 we had approximately 31,850 domestic employees and 4,500 international employees: approximately 36,000 in operations and approximately 350 in corporate and other activities. In addition, our live entertainment operations hire approximately 20,000 seasonal employees during peak time periods.

OPERATING SEGMENTS

        Clear Channel consists of three reportable operating segments: radio broadcasting, outdoor advertising, and live entertainment. The radio broadcasting segment includes radio stations for which we are the licensee and for which we program and/or sell air time under local marketing agreements or joint sales agreements. The radio broadcasting segment also operates radio networks. The outdoor advertising segment includes advertising display faces for which we own or operate under lease management agreements. The live entertainment segment includes venues that we own or operate, the production of Broadway shows and theater operations.

        Information relating to the operating segments of our radio broadcasting, outdoor advertising and live entertainment operations for 2000, 1999 and 1998 are included in "Note M: Segment Data" in the Notes to Consolidated Financial Statements in Item 8 filed herewith.

        The following table sets forth certain selected information with regard to our radio broadcasting stations, outdoor advertising display faces and live entertainment venues that we own or operate. At December 31, 2000, we owned, programmed, or sold airtime for 346 AM and 761 FM radio stations. At December 31, 2000, we owned or operated 149,171 domestic display faces and 549,094 international display faces. We also owned or operated 120 live entertainment venues at December 31, 2000.

                                                         Radio            Outdoor            Live
                                         Market       Broadcasting      Advertising     Entertainment
               Market                     Rank*         Stations       Display Faces        Venues
               ------                     ----          --------       -------------        ------
New York, NY                                1                 5             13,301              6
Los Angeles, CA                             2                 8             13,593              3
Chicago, IL                                 3                 5             15,612              4
San Francisco, CA                           4                 7              6,983              6
Philadelphia, PA                            5                 6              4,290              6
Dallas, TX                                  6                 5              5,593
Detroit, MI                                 7                 7              1,014              6
Boston, MA                                  8                 3              4,283              8
Washington, DC                              9                 8              2,482              4
Houston, TX                                10                 8              5,269              2
Atlanta, GA                                11                 5              7,003              3
Miami, FL                                  12                 7              4,844              2
Seattle, WA                                14                                  100              1
San Diego, CA                              15                 9                829
Phoenix, AZ                                16                 8              1,554              1
Minneapolis, MN                            17                 7              1,837              1
Long Island, NY                            18                 2
St. Louis, MO                              19                 6                321              2
Baltimore, MD                              20                 3              1,441
Tampa, FL                                  21                 9              2,490
Pittsburgh, PA                             22                 6                 39              2
Denver, CO                                 23                 9                628              1
Cleveland, OH                              24                 5              1,264
Portland, OR                               25                 5                 51
Cincinnati, OH                             26                 8                 16              3
San Jose, CA                               27                 2                886
Riverside, CA                              28                 4
Sacramento, CA                             29                 4              1,117              2
Kansas City, KS/MO                         30                                  101              3
Milwaukee, WI                              31                 6              1,682              2
San Antonio, TX                            32                 7              3,401              2
Providence, RI                             33                 4
Columbus, OH                               34                 5              1,502              1
Salt Lake City, UT                         35                11                 52
Norfolk, VA                                36                 4                 11              3
Charlotte, NC                              37                 5                 30              1
Indianapolis, IN                           38                 3              1,653              2
Orlando, FL                                39                 7              2,825
Las Vegas, NV                              40                 4              7,139

                                                         Radio            Outdoor            Live
                                         Market       Broadcasting      Advertising     Entertainment
               Market                     Rank*         Stations       Display Faces        Venues
               ------                     ----          --------       -------------        ------
New Orleans, LA                            41                 7              7,452              1
Greensboro, NC                             42                 4
Nashville, TN                              43                 5                  6              1
Hartford, CT                               44                 5                 17              2
Memphis, TN                                46                 6              2,465
Raleigh, NC                                48                 5                 10              1
Austin, TX                                 49                 8                 13
West Palm Beach, FL                        50                 8                594              2
Jacksonville, FL                           51                11              1,065
Rochester, NY                              52                 8                                 2
Louisville, KY                             53                 8                 18              1
Oklahoma City, OK                          54                 7              1,079
Birmingham, AL                             55                 6                  8
Dayton, OH                                 56                 6
Richmond, VA                               57                 6                 12
Greenville, SC                             58                 5                  8
Albany, NY                                 59                 7                                 1
Honolulu, HI                               60                 7
Tucson, AZ                                 61                 5              1,498
Tulsa, OK                                  62                 6              1,121
Brownsville & McAllen, TX                  63                 2                 35
Wikes Barre - Scranton, PA                 64                                   39
Fresno, CA                                 65                 9                286
Grand Rapids, MI                           66                 7
Allentown, PA                              67                 4
Akron, OH                                  68                 2              1,007
Knoxville, TX                              69                                   13
El Paso, TX                                70                 5              1,386
Ft Myers, FL                               71                 5
Albuquerque, NM                            72                 8              1,026              1
Omaha, NE                                  73                 4                 32
Monterey, CA                               74                 6                 27
Syracuse, NY                               75                 5                  6
Wilmington, DE                             76                 4              1,052
Harrisburg, PA                             77                 6                 36
Sarasota, FL                               78                 6
Toledo, OH                                 79                 5
Springfield, MA                            80                 4                                 1
Baton Rouge, LA                            82                 6                 20
Little Rock, AR                            83                 5                891
Wichita, KS                                84                 4                685
Stockton, CA                               85                 6                 56
Bakersfield, CA                            86                                  200
Charleston, SC                             87                 7                 10
Mobile, AL                                 88                 6
Columbia, SC                               89                 6

                                                         Radio            Outdoor            Live
                                         Market       Broadcasting      Advertising     Entertainment
               Market                     Rank*         Stations       Display Faces        Venues
               ------                     ----          --------       -------------        ------
Gainsville-Ocala, FL                       90                                1,104
Spokane, WA                                91                 6                 20
Des Moines, IA                             92                 5                678
Colorado Springs, CO                       94                 3                 15
Melbourne, FL                              95                 4                830
Youngstown, OH                             97                11                  8
Lafayette, LA                              100                                  11
Various U.S. Cities                      101-150            138              3,823              2
Various U.S. Cities                      151-200            127              2,474
Various U.S. Cities                      201-250            114                218
Various U.S. Cities                       251+               72                754
Various U.S. Cities                     unranked            156              1,827

INTERNATIONAL:
Australia - New Zealand (a), (b)           n/a                              10,068
Belgium                                    n/a                              17,067
Brazil                                     n/a                               3,522
Canada (b)                                 n/a                                 650              1
China (b)                                  n/a                              16,391
Czech Republic (a)                         n/a
Denmark                                    n/a                2              4,493
Finland                                    n/a                               1,690
France (c)                                 n/a                             134,555
Germany (b)                                n/a
Great Britain (a)                          n/a                              48,489             26
Hong Kong (b)                              n/a                               3,575
India (b)                                  n/a                                 196
Ireland                                    n/a                               5,583
Italy                                      n/a                              10,591
Mexico (a)                                 n/a                               2,754
Netherlands (c)                            n/a
Norway (a)                                 n/a                              10,434
Peru                                       n/a                               1,268
Poland                                     n/a                              11,042
Singapore (b)                              n/a                                 678
Spain                                      n/a                              19,908
Sweden                                     n/a                              33,826              1
Switzerland                                n/a                              13,338
Taiwan                                     n/a                               1,730
Thailand (b)                               n/a                                 399
Turkey                                     n/a                               1,868
Small transit displays (d)                 n/a                             194,979
                                                         -------         ----------         ------

Total                                                     1,107 (a)        698,265 (b)        120 (c)
                                                          =====            =======            ===

*    Per Arbitron Rankings for Winter 2000
----------

(a) Includes 79 radio stations programmed pursuant to a local marketing agreement (FCC licenses not owned by Clear Channel), 21 radio stations for which we sell airtime pursuant to a joint sales agreement (FCC license not owned by Clear Channel), one radio station programmed by another party pursuant to a local marketing agreement and one radio station programmed by another party pursuant to a joint sales agreement. Excluded from the above table are four Mexican radio stations that we provide programming to and sell airtime under exclusive sales agency arrangements.

      Excluded from the 1,107 radio stations owned or operated are radio stations in Australia, New Zealand, Czech Republic, Great Britain, Mexico and Norway. We own a 50%, 33%, 50%, 32%, 40% and 50% equity interest in companies that have radio broadcasting operations in these markets, respectively. Also excluded from the 1,107 radio stations owned or operated are radio stations operated by Hispanic Broadcasting Corporation, a leading domestic Spanish-language radio broadcaster. We own a 26% non-voting equity interest in Hispanic Broadcasting Corporation.

(b) Excluded from the 698,265 outdoor display faces owned or operated are display faces in Australia -New Zealand, Canada, China, Germany, Hong Kong, India, Singapore and Thailand. We own a 50%, 50%, 50%, 10%, 50%, 20%, 30% and 31.9% equity interest in companies that have outdoor advertising operations in these markets, respectively.

(c) Venues include 65 theaters, 40 amphitheaters, 10 clubs, 3 arenas, a concert hall and an arena/motor racing circuit. Of these 120 venues, we own 31, lease 42 with lease expiration dates from August 2001 to August 2045, lease 3 with lease terms in excess of 100 years, and operate 44 under various operating agreements.

      Excluded from the 120 live entertainment venues owned or operated are 14 venues in France and Netherlands. We own various equity interest in companies that have live entertainment operations in these markets.

(d) Small transit displays are small display faces on the interior and exterior of various public transportation vehicles.

      Below is a discussion of our operations within each segment that are not presented in the above table.


        RADIO BROADCASTING

        In addition to the radio stations listed above, our radio broadcasting segment includes a national radio network that produces more than 60 syndicated radio programs and services for more than 7,800 radio stations including Rush Limbaugh, The Dr. Laura Show and The Rick Dees Weekly Top 40, which are three of the top rated radio programs in the United States. We also own various sports, news and agriculture networks.


        OUTDOOR ADVERTISING

        In addition to the outdoor advertising display faces listed above, our outdoor advertising segment operates numerous smaller displays, such as cube displays in retail malls.

        LIVE ENTERTAINMENT

        In addition to the live entertainment venues listed above, our live entertainment segment produces touring and original Broadway shows. Touring Broadway shows are typically revivals of previous commercial successes or new productions of theatrical shows currently playing on Broadway in New York City. We invest in original Broadway productions as a lead producer or as a limited partner in productions produced by others. Frequently, we obtain touring rights and favorable scheduling for the productions in order to distribute them across its presenting network.


        OTHER

        Television

        As of December 31, 2000, we owned, programmed or sold airtime for 19 television stations. Our television stations are affiliated with various television networks, including FOX, UPN, ABC, NBC and CBS.

        Media Representation

        In connection with the AMFM merger, we now own the Katz Media Group, a full-service media representation firm that sells national spot advertising time for clients in the radio and television industries throughout the United States. Katz Media is one of the largest media representation firms in the country, representing over 2,000 radio stations, 368 television stations and growing interests in cable television stations.

        Sports Representation

        As a result of our merger with SFX, we now operate in the sports representation business. Among our clients are several hundred professional athletes, including Michael Jordan, Kobe Bryant (basketball), Roger Clemens (baseball), Greg Norman (golf), Andre Agassi (tennis), Jerry Rice (football) and David Beckham (soccer - UK).

         Internet Group

        Our Internet group was formed in the fall of 2000. The goal of the Internet group is to develop and maintain an integral web network across all of our businesses, including radio broadcasting, outdoor advertising and live entertainment.


COMPETITION

        Our business segments are in highly competitive industries, and we may not be able to maintain or increase our current audience ratings and advertising revenues. Our radio stations and outdoor advertising properties compete for audiences and advertising revenues with other radio stations and outdoor advertising companies, as well as with other media, such as newspapers, magazines, cable television, and direct mail, within their respective markets. Audience ratings and market shares are subject to change, which could have an adverse effect on our revenues in that market. Our live entertainment operations compete with other venues to serve artists likely to perform in that general region and, in the markets in which we promote musical concerts, we face competition from promoters, as well as from certain artists who promote their own concerts. Other variables that could affect our financial performance include:

- economic conditions, both general and relative to the broadcasting, outdoor and live entertainment industries;
-       shifts in population and other demographics;
-       the level of competition for advertising dollars;
-       fluctuations in operating costs;
-       technological changes and innovations;
-       changes in labor conditions; and
- changes in governmental regulations and policies and actions of federal regulatory bodies.

REGULATION OF OUR BUSINESS

Existing Regulation and 1996 Legislation

         Television and radio broadcasting are subject to the jurisdiction of the FCC under the Communications Act of 1934. The Communications Act prohibits the operation of a television or radio broadcasting station except under a license issued by the FCC and empowers the FCC, among other things, to:

-       issue, renew, revoke and modify broadcasting licenses;
-       assign frequency bands;
-       determine stations' frequencies, locations, and power;
-       regulate the equipment used by stations;
- adopt other regulations to carry out the provisions of the Communications Act;
-       impose penalties for violation of such regulations; and
- impose fees for processing applications and other administrative functions.

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

        This new regulatory flexibility has engendered aggressive local, regional, and/or national acquisition campaigns. Removal of previous station ownership limitations on leading media companies, such as existing networks and major station groups, increased sharply the competition for and the prices of attractive stations.

License Grant and Renewal

        Prior to the passage of the 1996 Act, television and radio broadcasting licenses generally were granted or renewed for periods of five and seven years, respectively, upon a finding by the FCC that the "public interest, convenience, and necessity" would be served thereby. At the time an application is made for renewal of a television or radio license, parties in interest may file petitions to deny the application, and others may object informally to grant of the application. Such parties, including members of the public, may comment upon matters related to whether renewal is warranted, including the service the station has provided during the preceding license term. Prior to passage of the 1996 Act, any person or entity also was permitted to file a competing application for authority to operate on the station's channel and replace the incumbent licensee. Renewal applications were granted without a hearing if there were no competing applications and if issues raised by petitioners to deny or informal objectors to such applications were not serious enough to cause the FCC to order a hearing. If competing applications were filed, or if sufficiently serious issues were raised by a petitioner or objector, a full hearing was required.

        Under the 1996 Act, the statutory restriction on the length of broadcast licenses has been amended, and the FCC now grants broadcast licenses to both television and radio stations for terms of up to eight years. The 1996 Act also requires renewal of a broadcast license if the FCC finds that

-       the station has served the public interest, convenience, and necessity;
- there have been no serious violations of either the Communications Act or the FCC's rules and regulations by the licensee; and
- there have been no other serious violations which taken together constitute a pattern of abuse.

In making its determination, the FCC may still consider petitions to deny and informal objections, and may order a hearing if such petitions or objections raise sufficiently serious issues. The FCC, however, may no longer consider whether the public interest would be better served by a person or entity other than the renewal applicant. Instead, under the 1996 Act, competing applications for the incumbent's spectrum may be accepted only after the FCC has denied the incumbent's application for renewal of license.

        Although in the vast majority of cases broadcast licenses are renewed by the FCC even when petitions to deny or informal objections are filed, there can be no assurance that any of our stations' licenses will be renewed at the expiration of their terms.

Multiple Ownership Restrictions

        The FCC has promulgated rules that, among other things, limit the ability of individuals and entities to own or have an "attributable interest" in broadcast stations and other specified mass media entities. Prior to the passage of the 1996 Act, these rules included limits on the number of radio and television stations that could be owned on both a national and local basis. On a national basis, the rules generally precluded any individual or entity from having an attributable interest in more than 20 AM radio stations, 20 FM radio stations and 12 television stations. Moreover, the aggregate audience reach of the co-owned television stations could not exceed 25% of all U.S. television households.

        The 1996 Act completely revised the television and radio ownership rules via changes the FCC implemented in two orders issued on March 8, 1996. With respect to television, the 1996 Act and the FCC's subsequently issued orders eliminated the 12-station national limit for station ownership and increased the national audience reach limitation from 25% to 35%. On a local basis, however, the 1996 Act did not alter FCC rules prohibiting an individual or entity from holding an attributable interest in more than one television station in a market. The 1996 Act did require the FCC to conduct a rulemaking proceeding, however, to determine whether to retain or modify this so-called "TV duopoly rule," including narrowing the rule's geographic scope and permitting some two-station combinations at least in certain (large) markets. In August 1999, the FCC completed this rulemaking and adopted a revised TV duopoly rule, which it slightly modified in January 2001. Under the current rule, permissible common ownership of television stations is dictated by Nielsen Designated Market Areas, or "DMAs." A company may own two television stations in a DMA if the stations' Grade B contours do not overlap. Conversely, a company may own television stations in separate DMAs even if the stations' service contours do overlap. Furthermore, a company may own two television stations in a DMA with overlapping Grade B contours if (i) at least eight independently owned and operating full-power television stations, the Grade B contours of which overlap with that of at least one of the commonly owned stations, will remain in the DMA after the combination; and (ii) at least one of the commonly owned stations is not among the top four stations in the market in terms of audience share. The FCC will presumptively waive these criteria and allow the acquisition of a second same-market television station where the station being acquired is shown to be "failed" or "failing" (under specific FCC definitions of those terms), or authorized but unbuilt. A buyer seeking such a waiver must also demonstrate, in most cases, that it is the only buyer ready, willing, and able to operate the station, and that sale to an out-of-market buyer would result in an artificially depressed price. Since the FCC's revision of the local television ownership rule, we have acquired a second television station in each of four DMAs where we previously owned a television station.

        With respect to radio licensees, the 1996 Act and the FCC's subsequently issued rule changes eliminated the national ownership restriction, allowing one entity to own nationally any number of AM or FM broadcast stations. The 1996 Act and the FCC's implementing rules also greatly eased local radio ownership restrictions. The maximum allowable number of radio stations that may be commonly owned in a market varies depending on the total number of radio stations in that market, as determined using a method prescribed by the FCC. In markets with 45 or more stations, one company may own, operate, or control eight stations, with no more than five in any one service (AM or FM). In markets with 30-44 stations, one company may own seven stations, with no more than four in any one service; in markets with 15-29 stations, one entity may own six stations, with no more than four in any one service. In markets with 14 stations or less, one company may own up to five stations or 50% of all of the stations, whichever is less, with no more than three in any one service. These new rules permit common ownership of substantially more stations in the same market than did the FCC's prior rules, which at most allowed ownership of no more than two AM stations and two FM stations even in the largest markets.

        Irrespective of FCC rules governing radio ownership, however, the Antitrust Division of the United States Department of Justice and the Federal Trade Commission have the authority to determine that a particular transaction presents antitrust concerns. Following the passage of the 1996 Act, the Antitrust Division has become more aggressive in reviewing proposed acquisitions of radio stations, particularly in instances where the proposed purchaser already owns one or more radio stations in a particular market and seeks to acquire additional radio stations in the same market. The Antitrust Division has, in some cases, obtained consent decrees requiring radio station divestitures in a particular market based on allegations that acquisitions would lead to unacceptable concentration levels. The FCC has also been more aggressive in independently examining issues of market concentration when considering radio station acquisitions. The FCC has delayed its approval of numerous proposed radio station purchases by various parties because of market concentration concerns, and generally will not approve radio acquisitions when the Antitrust Division has expressed concentration concerns, even if the acquisition complies with the FCC's numerical station limits. Moreover, in recent years the FCC has followed a policy of giving specific public notice of its intention to conduct additional ownership concentration analysis, and soliciting public comment on "the issue of concentration and its effect on competition and diversity," with respect to certain applications for consent to radio station acquisitions based on advertising revenue shares or other criteria.

        Additionally, the FCC has recently solicited public comment on a variety of possible changes in the methodology by which it defines a radio "market" and counts stations for purposes of determining compliance with the local radio ownership restrictions. If adopted, any such changes could limit our ability to make future acquisitions of radio stations. Moreover, in the same proceeding, the FCC has announced a policy of deferring, until the rulemaking is completed, certain pending and future radio sale applications which raise "concerns" about how the FCC counts the number of stations a company may own in a market. This deferral policy has delayed FCC approval of a number of acquisitions we currently have pending, and may delay additional acquisitions for which we seek FCC approval in the near future.

        In 1992, the FCC adopted rules with respect to so-called local marketing agreements, or "LMAs", by which the licensee of one radio station provides substantially all the programming for another licensee's station in the same market and sells all of the advertising within that programming. Under these rules, an entity that owns one or more radio stations in a market and programs a station in the same market pursuant to an LMA is required, under certain circumstances, to count the LMA station toward its local radio ownership limits even though it does not own the station. As a result, in a market where we own one or more radio stations, we generally cannot provide programming under an LMA to another radio station if we cannot acquire that station under the local radio ownership rules.

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

        In adopting these new rules concerning television LMAs, however, the FCC provided "grandfathering" relief for LMAs that were in effect at the time of the rule change. Television LMAs that were in place at the time of the new rules and were entered into before November 5, 1996, were allowed to continue at least through 2004, when the FCC is scheduled to undertake a comprehensive review and re-evaluation of its broadcast ownership rules. Such LMAs entered into after November 5, 1996 were allowed to continue until August 5, 2001 at which point they must be terminated unless they comply with the revised television duopoly rule.

        We provide programming under LMAs to television stations in four markets where we also own a television station. In one additional market, a third party which owns a television station in that market also programs our station under an LMA (we have agreed to sell our television station in that market to the third-party programmer). Each of our television LMAs was entered into before November 5, 1996. Therefore, under the FCC's August 1999 decision, each of our television LMAs is permitted to continue through at least the year 2004. Moreover, we may seek permanent grandfathering of our television LMAs by demonstrating to the FCC, among other things, the public interest benefits the LMAs have produced and the extent to which the LMAs have enabled the stations involved to convert to digital operation. Finally, in one market in which we own a television station and program a second station under an LMA, the FCC's revised television duopoly rule permits us to own two television stations. Accordingly, we have applied for FCC approval to acquire our LMA station in that market.

        A number of cross-ownership rules pertain to licensees of television and radio stations. FCC rules, the Communications Act or both generally prohibit an individual or entity from having an attributable interest in both a television station and a cable television system that is located in the same market, and from having an attributable interest in a radio or television station and a daily newspaper located in the same market.

        Prior to August 1999, FCC rules also generally prohibited common ownership of a television station and one or more radio stations in the same market, although the FCC in many cases allowed such combinations under waivers of the rule. In August 1999, however, the FCC comprehensively revised its radio/television cross-ownership rule. The revised rule permits the common ownership of one television and up to seven same-market radio stations, or up to two television and six same-market radio stations, if the market will have at least twenty separately owned broadcast, newspaper and cable "voices" after the combination. Common ownership of up to two television and four radio stations is permissible when ten "voices" will remain, and common ownership of up to two television stations and one radio station is permissible in all markets regardless of voice count. The radio/television limits, moreover, are subject to the compliance of the television and radio components of the combination with the television duopoly rule and the local radio ownership limits, respectively. Waivers of the radio/television cross-ownership rule are available only where the station being acquired is "failed" (i.e., off the air for at least four months or involved in court-supervised involuntary bankruptcy or insolvency proceedings). A buyer seeking such a waiver must also demonstrate, in most cases, that it is the only buyer ready, willing, and able to operate the station, and that sale to an out-of-market buyer would result in an artificially depressed price.

        There are 14 markets where we own both radio and television stations.
In the majority of these markets, the number of radio stations we own complies with the limit imposed by the revised rule. In those markets where our number of radio stations exceeds the limit under the revised rule, we are nonetheless authorized to retain our present television/radio combinations at least until 2004, when the FCC is scheduled to undertake a comprehensive review and re-evaluation of its broadcast ownership rules. As with grandfathered television LMAs, we may seek permanent authorization for our non-compliant radio/television combinations by demonstrating to the FCC, among other things, the public interest benefits the combinations have produced and the extent to which the combinations have enabled the television stations involved to convert to digital operation.

        Expansion of our broadcast operations in particular areas and nationwide will continue to be subject to the FCC's ownership rules and any further changes the FCC or Congress may adopt. Significantly, the 1996 Act requires the FCC to review its remaining ownership rules biennially as part of its regulatory reform obligations to determine whether its various rules are still necessary. The first such biennial review concluded on June 20, 2000, with the FCC's issuance of a report retaining the 35% national television reach limitation, the cable system/television station cross-ownership rule, and the limits on the number of radio stations a company may own in a given market. In its report, however, the FCC stated its intention to commence separate proceedings requesting specific comment on

- possible revisions to the manner in which the FCC counts stations for purposes of the local radio multiple ownership rule;
- the possible modification of the dual network rule to allow one of the four major national networks to merge with one of the newer networks; and
- whether the prohibition on common ownership of a daily newspaper and a radio or TV broadcast station in the same market should be "tailored" to cover "only those circumstances in which it is necessary to protect the public interest."

        The FCC has commenced its separate proceedings related to the dual network rule and station counting for purposes of the local radio multiple ownership rule. It has not yet commenced its proceeding with respect to the newspaper/broadcast cross-ownership rule. In January 2001, the FCC completed its 2000 biennial review, making no additional relevant changes to its ownership rules.

        We cannot predict the impact of future biennial reviews or any other agency or legislative initiatives upon the FCC's broadcast rules. Further, the 1996 Act's relaxation of the FCC's ownership rules has increased the level of competition in many markets in which our stations are located.

        Under the FCC's ownership rules, a direct or indirect purchaser of certain types of our securities could violate FCC regulations or policies if that purchaser owned or acquired an "attributable" interest in other media properties in the same areas as our stations or in a manner otherwise prohibited by the FCC. All officers and directors of a licensee and any direct or indirect parent, general partners, limited partners and limited liability company members who are not properly "insulated" from management activities, and stockholders who own five percent or more of the outstanding voting stock of a licensee or its parent, either directly or indirectly, generally will be deemed to have an attributable interest in the licensee. Certain institutional investors who exert no control or influence over a licensee may own up to twenty percent of a licensee's or its parent's outstanding voting stock before attribution occurs. Under current FCC regulations, debt instruments, non-voting stock, and properly insulated limited partnership and limited liability company interests as to which the licensee certifies that the interest holders are not "materially involved" in the management and operation of the subject media property generally are not subject to attribution unless such interests implicate the FCC's "equity/debt plus," or "EDP," rule. Under the EDP rule, an aggregate interest in excess of 33% of a licensee's total asset value (equity plus debt) is attributable if the interest holder is either a major program supplier (providing over 15% of the licensee's station's total weekly broadcast programming hours) or a same-market media owner (including broadcasters, cable operators, and newspapers). To the best of our knowledge at present, none of our officers, directors or five percent stockholders holds an interest in another television station, radio station, cable television system or daily newspaper that is inconsistent with the FCC's ownership rules and policies.

Alien Ownership Restrictions

        The Communications Act restricts the ability of foreign entities or individuals to own or hold certain interests in broadcast licenses. Foreign governments, representatives of foreign governments, non-U.S. citizens, representatives of non-U.S. citizens, and corporations or partnerships organized under the laws of a foreign nation are barred from holding broadcast licenses. Non-U.S. citizens, collectively, may own or vote up to twenty percent of the capital stock of a corporate licensee. A broadcast license may not be granted to or held by any corporation that is controlled, directly or indirectly, by any other corporation more than one-fourth of whose capital stock is owned or voted by non-U.S. citizens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations, if the FCC finds that the public interest will be served by the refusal or revocation of such license. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such corporation, and the FCC has made such an affirmative finding only in limited circumstances. Since we serve as a holding company for subsidiaries that serve as licensees for our stations, we are effectively restricted from having more than one-fourth of our stock owned or voted directly or indirectly by non-U.S. citizens or their representatives, foreign governments, representatives of non-foreign governments, or foreign corporations.

Other Regulations Affecting Broadcast Stations

        General. The FCC has significantly reduced its past regulation of broadcast stations, including elimination of formal ascertainment requirements and guidelines concerning amounts of certain types of programming and commercial matter that may be broadcast. There are, however, FCC rules and policies, and rules and policies of other federal agencies, that regulate matters such as network-affiliate relations, the ability of stations to obtain exclusive rights to air syndicated programming, cable and satellite systems' carriage of syndicated and network programming on distant stations, political advertising practices, application procedures and other areas affecting the business or operations of broadcast stations.

        Public Interest Programming. Broadcasters are required to air programming addressing the needs and interests of their communities of license, and to place "issues/programs lists" in their public inspection files to provide their communities with information on the level of "public interest" programming they air. In October 2000, the FCC commenced a proceeding seeking comment on whether it should adopt a standardized form for reporting information on a station's public interest programming and whether it should require television broadcasters to post the new form - as well as all other documents in their public inspection files - either on station websites or the websites of state broadcasters' associations.

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

        Closed Captioning/Video Description. The FCC has adopted rules requiring closed captioning of broadcast television programming. By January 1, 2006, subject to certain exceptions, television broadcasters must provide closed captioning for 100% of their programming.

        Television Violence. The 1996 Act contains a number of provisions relating to television violence. First, pursuant to the 1996 Act, the television industry has developed a ratings system which the FCC has approved. In addition, the 1996 Act requires that all television license renewal applications contain summaries of written comments and suggestions received by the station from the public regarding violent programming.

        Equal Employment Opportunity. In April 1998, the U.S. Court of Appeals for the D.C. Circuit concluded that the affirmative action requirements of the FCC's Equal Employment Opportunity ("EEO") regulations were unconstitutional. The FCC responded to the court's ruling in September 1998 by suspending certain reporting requirements and commencing a proceeding to consider new rules that would not be subject to the court's constitutional objections. In January 2000, the FCC adopted new EEO rules, which (1) required broadcast licensees to widely disseminate information about job openings to all segments of the community; (2) gave broadcasters the choice of implementing two FCC-suggested supplemental recruitment measures or, alternatively, designing their own broad recruitment/outreach programs; and (3) imposed significant reporting requirements concerning broadcasters' recruitment efforts. In January 2001, however, the same court of appeals struck down the FCC's new EEO rules. The FCC thereafter suspended the rules, except for the general obligation not to engage in employment discrimination based on race, color, religion, national origin or sex. The FCC has several procedural options which it may pursue in order to revive at least some part of its EEO rules. We cannot predict how long the suspension period may last or what actions, if any, the FCC may take in this area in the future.

        Digital Television Service. The FCC has taken a number of steps to implement digital television broadcasting service in the U.S. In December 1996, the FCC adopted a digital television broadcast standard and, in April 1997, it adopted decisions in several pending rulemaking proceedings that established service rules and a plan for implementing digital television. The FCC adopted a digital television table of allotments that provides all authorized television stations with a second channel on which to broadcast a digital television signal. The broadcaster will be required to "simulcast" its traditional free, analog, over-the-air service on its digital channel as follows: in 2003, it must simulcast 50% of the traditional broadcast service on its digital spectrum; in 2004, it must simulcast 75% of the traditional broadcast service; in 2005 it must simulcast 100% of the traditional broadcast service. The FCC has attempted to provide digital television coverage areas that are comparable to stations' existing service areas. The FCC has ruled that television broadcast licensees may use their digital channels for a wide variety of services such as high-definition television, multiple standard definition television programming, audio, data, and other types of communications, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standard. Digital television channels will generally be located in the range of channels from channel 2 through channel 51.

        Stations were required to construct their DTV facilities and be on the air with a digital signal according to a schedule set by the FCC based on the type of station and the size of the market in which it is located. For example, all ABC, CBS, NBC and FOX network affiliates in the 10 largest markets were required to be on the air with a digital signal by May 1, 1999. Affiliates of the four major networks in the top 30 markets were required to be transmitting digital signals by November 1, 1999. (Our WFTC-TV in Minneapolis, Minnesota was awaiting a construction permit for its DTV facilities from the FCC and, therefore, did not meet this deadline.) All other commercial broadcasters must follow suit by May 1, 2002.

        In January 2001, the FCC issued an order on DTV transition issues which sets a number of additional deadlines for commercial broadcasters. By December 31, 2003, commercial stations with both analog and digital channel assignments within the DTV core spectrum (channels 2-51) must elect the channel they will use for broadcasting after the DTV transition is concluded. On December 31, 2004, commercial broadcasters not replicating their existing analog service areas will lose interference protection in those portions of their existing service areas not covered by their digital signal. On the same date, new minimum signal strength standards for coverage of stations' communities of license will become effective.

        The FCC's plan calls for the digital television transition period to end in the year 2006, at which time the FCC expects that television broadcasters will cease non-digital broadcasting and return one of their two channels to the government, allowing that spectrum to be recovered for other uses. Some of the vacated spectrum has been allocated to public safety communications, while the remainder will be auctioned for use by other telecommunications services. The Balanced Budget Act of 1997, however, allows broadcasters to keep both their analog and digital licenses until at least 85% of the television households in their respective markets can receive a digital signal. Local zoning laws and the lack of qualified tall-tower builders to construct the facilities needed for DTV operations, as well as other factors including the pace of DTV receiver production and sales, may cause delays in the transition. The FCC will review the progress of DTV periodically and make adjustments to the 2006 target date if necessary. In addition, the FCC has commenced a proceeding to consider setting strict time limits within which local zoning authorities must act on zoning petitions by local television stations.

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

        Digital Audio Radio Service. The FCC has adopted spectrum allocation and service rules for satellite digital audio radio service. Satellite digital audio radio service systems potentially could provide regional or nationwide distribution of radio programming with fidelity comparable to compact discs. The FCC has authorized two companies to launch and operate satellite digital audio radio service systems. Sirius Satellite Radio Inc. has launched three satellites. XM Radio's first of two satellite launches is scheduled for March 2001. Both licensees expect to begin providing service by the end of 2001. The FCC also has undertaken an inquiry regarding rules for the terrestrial broadcast of digital audio radio service signals, addressing, among other things, the need for spectrum outside the existing FM band and the role of existing broadcasters. We cannot predict the impact of either satellite or terrestrial digital audio radio service on our business.

        Low Power FM Radio Service. In January 2000, the FCC created two new classes of noncommercial low power FM radio stations ("LPFM"). One class (LP100) will operate with a maximum power of 100 watts and a service radius of about 3.5 miles. The other class (LP10) will operate with a maximum power of 10 watts and a service radius of about 1 to 2 miles. In establishing the new LPFM service, the FCC said that its goal is to create a class of radio stations designed "to serve very localized communities or underrepresented groups within communities." The FCC has begun accepting applications for LPFM stations. In December 2000, Congress passed the Radio Broadcasting Preservation Act of 2000. This legislation requires the FCC to maintain interference protection requirements between LPFM stations and full-power radio stations on third-adjacent channels. It also requires the FCC to conduct field tests to determine the impact of eliminating such requirements. We cannot predict the number of LPFM stations that will be authorized to operate or the impact of such stations on our business.

        Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of our broadcast properties. In addition to the changes and proposed changes noted above, such matters include, for example, spectrum use fees, political advertising rates, and potential restrictions on the advertising of certain products such as beer and wine. Other matters that could affect our broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as direct broadcast satellite service, the continued establishment of wireless cable systems and low power television stations, "streaming" of audio and video programming via the Internet, digital television and radio technologies, the establishment of a low power FM radio service, and the advent of telephone company participation in the provision of video programming service.

        The foregoing is a brief summary of certain provisions of the Communications Act, the 1996 Act, the 1992 Cable Act, and specific regulations and policies of the FCC thereunder. This description does not purport to be comprehensive and reference should be made to the Communications Act, the 1996 Act, the 1992 Cable Act, the FCC's rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of broadcast stations. Proposals for additional or revised regulations and requirements are pending before and are being considered by Congress and federal regulatory agencies from time to time. Also, various of the foregoing matters are now, or may become, the subject of court litigation, and we cannot predict the outcome of any such litigation or its impact on our broadcasting business.

Outdoor Advertising

        The outdoor advertising industry is subject to extensive governmental regulation at the federal, state and local level. These regulations include restrictions on the construction, repair, upgrading, height, size and location of and, in some instances, content of advertising copy being displayed on outdoor advertising structures. In addition, the outdoor advertising industry is subject to certain foreign governmental regulation. Compliance with existing and future regulations could have a significant financial impact on us.

        Federal law, principally the Highway Beautification Act of 1965, requires, as a condition to federal highway assistance, states to implement legislation to restrict billboards located within 660 feet of, or visible from, highways except in commercial or industrial areas and requires certain additional size, spacing and other limitations. Every state has implemented regulations at least as restrictive as the Highway Beautification Act, including a ban on the construction of new billboards along federally-aided highways and the removal of any illegal signs on these highways at the owner's expense and without any compensation. Federal law does not require removal of existing lawful billboards, but does require payment of compensation if a state or political subdivision compels the removal of a lawful billboard along a federally aided primary or interstate highway. State governments have purchased and removed legal billboards for beautification in the past, using federal funding for transportation enhancement programs, and may do so in the future.

        States and local jurisdictions have, in some cases, passed additional regulations on the construction, size, location and, in some instances, advertising content of outdoor advertising structures adjacent to federally-aided highways and other thoroughfares. From time to time governmental authorities order the removal of billboards by the exercise of eminent domain and certain jurisdictions have also adopted amortization of billboards in varying forms. Amortization permits the billboard owner to operate its billboard only as a non-conforming use for a specified period of time, after which it must remove or otherwise conform its billboard to the applicable regulations at its own cost without any compensation. Several municipalities within our existing markets have adopted amortization ordinances. Restrictive regulations also limit our ability to rebuild or replace nonconforming billboards. We can give no assurance that we will be successful in negotiating acceptable arrangements in circumstances in which our billboards are subject to removal or amortization, and what effect, if any, such regulations may have on our operations.

        In addition, we are unable to predict what additional regulations may be imposed on outdoor advertising in the future. The outdoor advertising industry is heavily regulated and at various times and in various markets can be expected to be subject to varying degrees of regulatory pressure affecting the operation of advertising displays. Legislation regulating the content of billboard advertisements and additional billboard restrictions has been introduced in Congress from time to time in the past. Changes in laws and regulations affecting outdoor advertising at any level of government, including laws of the foreign jurisdictions in which we operate, could have a material adverse effect on us.

Tobacco and Alcohol Advertising

        The outdoor advertising industry is subject to regulations related to outdoor tobacco advertising. In addition, recent settlement agreements and potential legislation related to outdoor tobacco advertising have and will likely continue to affect our outdoor advertising operations. Out-of-court settlements between the major U.S. tobacco companies and all 50 states include a ban on the outdoor advertising of tobacco products.

        In addition to the above settlement agreements, state and local governments are also regulating the outdoor advertising of alcohol and tobacco products. For example, several states and cities have laws restricting tobacco billboard advertising near schools and other locations frequented by children. Some cities have proposed even broader restrictions, including complete bans on outdoor tobacco advertising on billboards, kiosks, and private business window displays. It is possible that state and local governments may propose or pass similar ordinances to limit outdoor advertising of alcohol and other products or services in the future. Legislation regulating tobacco and alcohol advertising has also been introduced in a number of European countries in which we conduct business, and could have a similar impact. Any significant reduction in alcohol related advertising due to content-related restrictions could cause a reduction in our direct revenue from such advertisements and a simultaneous increase in the available space on the existing inventory of billboards in the outdoor advertising industry.

Antitrust Matters

        An important element of our growth strategy involves the acquisition of additional radio stations, outdoor advertising display faces and live entertainment properties, many of which are likely to require preacquisition antitrust review by the Federal Trade Commission and the Antitrust Division. Following passage of the 1996 Act, the Antitrust Division has become more aggressive in reviewing proposed acquisitions of radio stations and radio station networks, particularly in instances where the proposed acquiror already owns one or more radio stations in a particular market and the acquisition involves another radio station in the same market. Recently, the Antitrust Division, in some cases, has obtained consent decrees requiring radio station divestitures in a particular market based on allegations that acquisitions would lead to unacceptable concentration levels. There can be no assurance that the Antitrust Division or the FTC will not seek to bar us from acquiring additional radio and television stations or outdoor advertising display faces in any market where our existing stations or display faces already have a significant market share. In addition, the antitrust laws of foreign jurisdictions will apply if we acquire international broadcasting properties.

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

FINANCIAL LEVERAGE

        We currently use a significant portion of our operating income for debt service. Our leverage could make us vulnerable to an increase in interest rates or a downturn in the operating performance of our radio broadcast, outdoor advertising or live entertainment properties or a decline in general economic conditions. At December 31, 2000, we had debt outstanding of approximately $10.7 billion and shareholders' equity of $30.3 billion. We expect to continue to borrow funds to finance acquisitions of radio broadcasting, outdoor advertising and live entertainment properties, as well as for other purposes. We may borrow up to $3.0 billion under credit facilities at floating rates currently equal to the London InterBank Offered Rate plus .625% and an additional $1.9 billion under a credit facility at floating rates currently equal to the London InterBank Offered Rate plus .4%.

DEPENDENCE ON KEY PERSONNEL

        Our business is dependent upon the performance of certain key employees, including our chief executive officer and other executive officers. We also employ or independently contract with several on-air personalities with significant loyal audiences in their respective markets. Although we have entered into long-term agreements with certain of our executive officers and key on-air talent to protect our interests, we can give no assurance that all such key personnel will remain with us or will retain their audiences.

INTERNATIONAL BUSINESS RISKS

        Doing business in foreign countries carries with it certain risks that are not found in doing business in the U.S. We currently derive a portion of our revenues from international radio broadcasting, outdoor advertising and live entertainment operations in Europe, Asia, Mexico, South America, Canada, Australia and New Zealand. The risks of doing business in foreign countries which could result in losses against which we are not insured include:

- potential adverse changes in the diplomatic relations of foreign countries with the U.S.;

-   hostility from local populations;

-   the adverse effect of currency exchange controls;

-   restrictions on the withdrawal of foreign investment and earnings;

-   government policies against businesses owned by foreigners;

-   expropriations of property;

-   the potential instability of foreign governments;

-   the risk of insurrections;

- risks of renegotiation or modification of existing agreements with governmental authorities;

-   foreign exchange restrictions; and

-   changes in taxation structure.

EXCHANGE RATE RISK

        Because we own assets overseas and derive revenues from our international operations, we may incur currency translation losses due to changes in the values of foreign currencies and in the value of the U.S. dollar. We cannot predict the effect of exchange rate fluctuations upon future operating results. To reduce a portion of our exposure to the risk of international currency fluctuations, we maintain a hedge by incurring debt in various other currencies. We review this hedge position monthly. We currently maintain no other derivative instruments to reduce the exposure to translation and/or transaction risk, but may adopt other hedging strategies in the future.

OUR ACQUISITION STRATEGY COULD POSE RISKS

        Operational Risks. We intend to grow through the acquisition of radio broadcasting companies and assets, outdoor advertising companies, individual outdoor advertising display faces, live entertainment companies and assets and other assets that we believe will assist our clients in marketing their products and services. Our acquisition strategy involves numerous risks, including:

- certain of our acquisitions may prove unprofitable and fail to generate anticipated cash flows;

- successfully managing a rapidly expanding and significantly larger portfolio of broadcasting and outdoor advertising properties, possibly needing to recruit additional senior management and expand corporate infrastructure;

-   successfully managing our new live entertainment assets;

-   encountering difficulties in the integration of operations and systems;

-   our management's attention may be diverted from other business concerns; and

-   we may lose key employees of acquired companies or stations.

        Capital Requirements Necessary for Additional Acquisitions. We will face stiff competition from other radio broadcasting, outdoor advertising and live entertainment companies for acquisition opportunities. If the prices sought by sellers of these companies continue to rise, we may find fewer acceptable acquisition opportunities. In addition, the purchase price of possible acquisitions could require additional debt or equity financing on our part. We can give no assurance that we will obtain the needed financing or that we will obtain such financing on attractive terms. Additional indebtedness could increase our leverage and make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures. Additional equity financing could result in dilution to our stockholders.

NEW TECHNOLOGIES MAY AFFECT OUR BROADCASTING OPERATIONS

        The FCC is considering ways to introduce new technologies to the broadcasting industry, including satellite and terrestrial delivery of digital audio broadcasting and the standardization of available technologies which significantly enhance the sound quality of AM broadcasts. We are unable to predict the effect such technologies will have on our broadcasting operations, but the capital expenditures necessary to implement such technologies could be substantial. We also face risks in implementing the conversion of our television stations to digital television, which the FCC has ordered and for which it has established a timetable. We will incur considerable expense in the conversion to digital television and are unable to predict the extent or timing of consumer demand for any such digital television services. Moreover, the FCC may impose additional public service obligations on television broadcasters in return for their use of the digital television spectrum. This could add to our operational costs. One issue yet to be resolved is the extent to which cable systems will be required to carry broadcasters' new digital channels. Our television stations are highly dependent on their carriage by cable systems in the areas they serve. Thus, FCC rules that impose no or limited obligations on cable systems to carry the digital television signals of television broadcast stations in their local markets could adversely affect our television operations.

CAUTION CONCERNING FORWARD LOOKING STATEMENTS

        The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Except for the historical information, this report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including the future levels of cash flow from operations. Management believes that all statements that express expectations and projections with respect to future matters, including the strategic fit of radio assets; expansion of market share; our ability to capitalize on synergies between the live entertainment and radio broadcasting businesses; our ability to negotiate contracts having more favorable terms; and the availability of capital resources; are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could have an adverse effect upon our financial performance. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass.

        A wide range of factors could materially affect future developments and performance, including:

- the impact of general economic conditions in the U.S. and in other countries in which we currently do business;

-   our ability to integrate the operations of recently acquired companies;

-   shifts in population and other demographics;

-   industry conditions, including competition;

-   fluctuations in operating costs;

-   technological changes and innovations;

-   changes in labor conditions;

-   fluctuations in exchange rates and currency values;

-   capital expenditure requirements;

-   legislative or regulatory requirements;

-   interest rates;

-   the effect of leverage on our financial position and earnings;

-   taxes;

-   access to capital markets; and

-   certain other factors set forth in our SEC filings.

        This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

ITEM 2.  PROPERTIES

CORPORATE

        Our corporate headquarters is in San Antonio, Texas, primarily housed in our company owned 55,000 square foot corporate office building. In addition, we own an 8,000 square foot data center and lease approximately 31,000 square feet of office space in San Antonio with the lease expiring in December 2002.

OPERATIONS

    Radio Broadcasting

        The headquarters of our radio operations is in 21,201 square feet of leased office space in Covington, Kentucky. The lease on this premise expires in November 2008. The types of properties required to support each of our radio stations include offices, studios, transmitter sites and antenna sites. A radio station's studios are generally housed with its offices in downtown or business districts. A radio station's transmitter sites and antenna sites are generally located in a manner that provides maximum market coverage.

    Outdoor Advertising

        The headquarters of our domestic outdoor advertising operations is in 15,505 square feet of leased office space in Phoenix, Arizona. The lease on this premise expires in April 2006. The headquarters of our international outdoor advertising operations is in 8,688 square feet of leased office space in London, England. The lease on this premise expires in June 2014. The types of properties required to support each of our outdoor advertising branches include offices, production facilities and structure sites. An outdoor branch and production facility is generally located in an industrial/warehouse district.

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

    Live Entertainment

        The headquarters of our live entertainment operations is in 100,227 square feet of leased office space in Houston, Texas. The lease on this premise expires in March 2009. The types of properties required to support each of our live entertainment operations include offices and venues. Our live entertainment venues generally include offices and are located in major metropolitan areas.

        The studios and offices of our radio stations, outdoor advertising branches and live entertainment venues are located in leased or owned facilities. These leases generally have expiration dates that range from one to twenty years. We either own or lease our transmitter and antenna sites. These leases generally have expiration dates that range from five to fifteen years. We do not anticipate any difficulties in renewing those leases that expire within the next several years or in leasing other space, if required. We own substantially all of the equipment used in our radio broadcasting, outdoor advertising and live entertainment businesses.

        As noted in Item 1 above, as of December 31, 2000, we own or program 1,107 radio stations, own or lease approximately 698,265 outdoor advertising display faces and own or operate 120 entertainment venues in various markets throughout the world. See "Business -- Operating Segments." Therefore, no one property is material to our overall operations. We believe that our properties are in good condition and suitable for our operations.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders in the fourth quarter of fiscal year 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock trades on the New York Stock Exchange under the symbol "CCU." There were approximately 3,120 shareholders of record as of March 9, 2001. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table sets forth, for the calendar quarters indicated, the reported high and low sales prices of the common stock as reported on the NYSE.

                                                                      CLEAR CHANNEL
                                                                      COMMON STOCK
                                                                      -------------

                                                                      MARKET PRICE
                                                                      ------------
                                                                   HIGH          LOW
                                                                   ----          ---
1999
  First Quarter........................................           $ 68.1875     $ 52.0000
  Second Quarter.......................................             74.3750       64.2500
  Third Quarter........................................             80.8125       60.7500
  Fourth Quarter.......................................             91.5000       68.5000
2000
  First Quarter........................................             95.5000       60.0000
  Second Quarter.......................................             83.0000       62.0625
  Third Quarter........................................             85.8125       54.7500
  Fourth Quarter.......................................             61.0000       43.8750

DIVIDEND POLICY

        Presently, we expect to retain our earnings for the development and expansion of our business and do not anticipate paying cash dividends in 2001. However, any future decision by our Board of Directors to pay cash dividends will depend on, among other factors, our earnings, financial position, and capital requirements.

ITEM 6.  SELECTED FINANCIAL DATA

(In thousands, except per share data)

                                                                As of and for the Years ended December 31, (2)
                                                                -----------------------------------------
                                                      2000            1999             1998            1997            1996
                                                      ----            ----             ----            ----            ----
RESULTS OF OPERATIONS INFORMATION:
Gross revenue                                    $  5,847,900     $  2,992,018     $  1,522,551    $    790,178    $    398,094
                                                 ============     ============     ============    ============    ============

Net revenue                                      $  5,345,306     $  2,678,160     $  1,350,940    $    697,068    $    351,739
Operating expenses                                  3,480,706        1,632,115          767,265         394,404         198,332
Non-cash compensation expense                          16,032               --               --              --              --
Depreciation and amortization                       1,401,063          722,233          304,972         114,207          45,790
Corporate expenses                                    142,627           70,146           37,825          20,883           8,527
                                                 ------------     ------------     ------------    ------------    ------------
Operating income                                      304,878          253,666          240,878         167,574          99,090
Interest expense                                      383,104          179,404          135,766          75,076          30,080
Gain on sale of assets related to mergers             783,743          138,659               --              --              --
Equity in earnings (loss) of
    nonconsolidated affiliates                         25,155           18,183           10,305           9,132          (3,441)
Other income (expense) - net                          (17,133)           7,292           12,810          11,579           2,230
                                                 ------------     ------------     ------------    ------------    ------------
Income before income taxes and
    extraordinary item                                713,539          238,396          128,227         113,209          67,799
Income taxes                                          464,731          152,741           74,196          49,633          30,103
                                                 ------------     ------------     ------------    ------------    ------------
Income before extraordinary item                      248,808           85,655           54,031          63,576          37,696
Extraordinary item                                         --          (13,185)              --              --              --
                                                 ------------     ------------     ------------    ------------    ------------
Net income                                       $    248,808     $     72,470     $     54,031    $     63,576    $     37,696
                                                 ============     ============     ============    ============    ============

Net income per common share (1)
    Basic:
       Income before extraordinary item          $        .59     $        .27     $        .23    $        .36    $        .26
       Extraordinary item                                  --             (.04)              --              --              --
                                                 ------------     ------------     ------------    ------------    ------------
       Net income                                $        .59     $        .23     $        .23    $        .36    $        .26
                                                 ============     ============     ============    ============    ============

    Diluted:
       Income before extraordinary item                   .57     $        .26     $        .22    $        .33    $        .25
       Extraordinary item                                  --             (.04)              --              --              --
                                                 ------------     ------------     ------------    ------------    ------------
       Net income                                $        .57     $        .22     $        .22    $        .33    $        .25
                                                 ============     ============     ============    ============    ============

Cash dividends per share                         $         --     $         --     $         --    $         --    $         --
                                                 ============     ============     ============    ============    ============

BALANCE SHEET DATA:
Current assets                                   $  2,343,217     $    925,109     $    409,960    $    210,742    $    113,164
Property, plant and equipment - net                 4,255,234        2,478,124        1,915,787         746,284         147,838
Total assets                                       50,056,461       16,821,512        7,539,918       3,455,637       1,324,711
Current liabilities                                 2,128,550          685,515          258,144          86,852          43,462
Long-term debt, net of current maturities          10,100,028        4,093,543        2,323,643       1,540,421         725,132
Shareholders' equity                               30,347,173       10,084,037        4,483,429       1,746,784         513,431

(1) All per share amounts have been adjusted to reflect the two-for-one stock split effected in July 1998.

(2) Acquisitions and dispositions significantly impact the comparability of the historical consolidated financial data reflected in this schedule of Selected Financial Data.

    The Selected Financial Data should be read in conjunction with Management's Discussion and Analysis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                    OVERVIEW

        Management's discussion and analysis of the results of operation and financial condition of Clear Channel Communications, Inc. and its subsidiaries should be read in conjunction with the Consolidated Financial Statements and related Footnotes. The discussion is presented on both a consolidated and segment basis. During the third quarter of 2000, as a result of the acquisitions of AMFM Inc. and SFX Entertainment, Inc., we redefined our reportable operating segments. Accordingly, all prior years have been reclassified to conform to the 2000 presentation. The new reportable operating segments are: RADIO BROADCASTING which includes all domestic and international radio assets and radio networks; OUTDOOR ADVERTISING which includes domestic and international billboards, transit displays, street furniture and other outdoor advertising media; and LIVE ENTERTAINMENT which includes live music, theatrical, family entertainment and motor sports events. Included in the "other" segment is television broadcasting, sports representation, our media representation business, Katz Media, and Internet businesses as well as corporate expenses.

        We continued our strong financial performance in 2000 with record operating growth. This performance was the result of the strength of our management, the growth characteristics of the industries in which we operate and our financial discipline. During 2000, we completed several acquisitions that continued our strategic focus on building a national radio platform, filling out our outdoor advertising markets and creating a platform of media and entertainment assets, enabling us to provide a fuller breadth of marketing solutions for our clients. The most significant transactions are as follows:

AMFM INC.

        On August 30, 2000, we completed the merger with AMFM. The AMFM assets provided a strategic fit with our radio assets to form a national radio platform, positioning our radio segment to expand its market share. Also, as a result of this merger, we have significant overlap such that we now have radio operations in most every domestic market where we operate outdoor or television assets.

        Pursuant to the terms of the merger agreement, each share of AMFM common stock was exchanged for 0.94 shares of our common stock. Approximately 205.4 million shares of our common stock were issued in the AMFM merger, valuing the merger, based on the average market price of our common stock at the signing of the merger agreement, at $15.9 billion plus the assumption of AMFM's outstanding debt of approximately $3.5 billion. Additionally, we assumed stock options and common stock warrants with a fair value of $1.2 billion, which are convertible, subject to applicable vesting, into approximately 25.5 million shares of our common stock. We refinanced $540.0 million of AMFM's $3.5 billion of long-term debt at the closing of the merger using our credit facilities. The AMFM merger was accounted for as a purchase with resulting goodwill of approximately $7.1 billion, which is being amortized over 25 years on a straight-line basis. The results of operations of AMFM have been included in our financial statements beginning August 30, 2000.

SFX ENTERTAINMENT, INC.

        We closed the merger with SFX on August 1, 2000. With this acquisition, we are able to capitalize on the natural synergies between live entertainment and radio broadcasting and gain immediate industry leadership. In addition, the SFX acquisition strategically fits with our other businesses as live entertainment provides our existing clients an additional avenue for reaching their target consumers.

        Pursuant to the terms of the merger agreement, each share of SFX Class A common stock was exchanged for 0.6 shares of our common stock and each share of SFX Class B common stock was exchanged for one share of our common stock. Approximately 39.2 million shares of our common stock were issued in the SFX merger. Based on the average market price of our common stock at the signing of the merger agreement, the merger was valued at $2.9 billion plus the assumption of SFX's outstanding debt of approximately $1.5 billion. Additionally, we assumed all stock options and common stock warrants with a fair value of $211.8 million, which are exercisable for approximately 5.6 million shares of our common stock. We refinanced $815.8 million of SFX's $1.5 billion of long-term debt at the closing of the merger using our credit facilities. This merger has been accounted for as a purchase with resulting goodwill of approximately $4.1 billion, which is being amortized over 20 years on a straight-line basis. The results of operations of SFX have been included in our financial statements beginning August 1, 2000.

        A number of lawsuits were filed by holders of SFX Class A common stock alleging, among other things, that the difference in consideration for the Class A and Class B shares constituted unfair consideration to the Class B holders, that the SFX board breached its fiduciary duties and that we aided and abetted the actions of the SFX board. On September 28, 2000, we issued approximately .4 million shares of our common stock, valued at $29.3 million, as settlement of these lawsuits and have included the value of these shares as part of the purchase price.

DONREY MEDIA GROUP

        On September 1, 2000, we completed the acquisition of the assets of Donrey Media Group for $372.6 million in cash consideration. The Donrey acquisition added ten additional markets to our outdoor advertising business, including Las Vegas, Nevada; Albuquerque, New Mexico; Columbus, Ohio; Oklahoma City, Oklahoma; Tulsa, Oklahoma; Little Rock, Arkansas; Fort Smith, Arkansas; and Wichita, Kansas. Donrey added markets that benefit our customers trying to target these growing areas with our extensive sales network. We funded the acquisition with advances on our credit facilities. The acquisition was accounted for as a purchase, with resulting goodwill of approximately $290.3 million, which is being amortized over 25 years on a straight-line basis. The results of operations of the Donrey markets have been included in our financial statements beginning September 1, 2000.

ACKERLEY'S SOUTH FLORIDA OUTDOOR ADVERTISING DIVISION

        On January 5, 2000, we closed the acquisition of Ackerley's South Florida outdoor advertising division for $300.2 million. Ackerley complements the existing outdoor and radio assets we have in South Florida. We funded the acquisition with advances on our credit facilities. The acquisition was accounted for as a purchase, with resulting goodwill of approximately $208.3 million, which is amortized over 25 years on a straight-line basis. The results of operations of Ackerley have been included in our financial statements beginning January 5, 2000.


                              RESULTS OF OPERATIONS

        We evaluate the operating performance of our businesses using several measures, one of them being EBITDA (defined as net revenue less operating and corporate expenses). EBITDA eliminates the uneven effect across our business segments, as well as in comparison to other companies, of considerable amounts of non-cash depreciation and amortization recognized in business combinations accounted for under the purchase method. We have used the purchase method of accounting for all mergers and acquisitions in the history of our company. Non-cash depreciation and amortization is significant due to the consolidation in our industry. While we and many in the financial community consider EBITDA to be an important measure of operating performance, it should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with generally accepted accounting principles such as operating income and net income.

        We measure the performance of our operating segments and managers based on a like period pro forma measurement. Like period pro forma includes adjustments to the prior period for all acquisitions. For each acquisition other than the AMFM merger, an adjustment was made to the prior period to include the operating results of the acquisition for the corresponding period of time that the acquisition was owned in the current period. Due to the significance of the AMFM merger, its results of operations are included in both 1999 and 2000 for the twelve-month period. Results of operations from divested assets are excluded from all periods presented. We believe that like period pro forma is the best measure of our operating performance as it includes the performance of assets for the period of time we managed the assets.

        Like period pro forma is compared in constant U.S. dollars (i.e. a currency exchange adjustment is made to the 2000 actual results to present foreign revenues and expenses in 1999 dollars) allowing for comparison of operations independent of foreign exchange movements. We also include our proportionate share of the results of operations of actively managed equity investments in the like period pro forma. These investments include Australian Radio Network, New Zealand Radio Network, Grupo ACIR, and White Horse Media and other less significant investments.

        The following tables set forth our consolidated and segment results of operations on both a reported and a like period pro forma basis.


FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999


CONSOLIDATED
(In thousands)

Reported Basis:                   Years Ended December 31,
---------------                  -------------------------          % Change
                                    2000           1999           2000 v. 1999
                                    ----           ----           ------------
Net Revenue                      $5,345,306     $2,678,160            100%
Operating Expenses                3,480,706      1,632,115            113%
Corporate Expenses                  142,627         70,146            103%
                                 ----------     ----------
EBITDA                           $1,721,973     $  975,899             76%
                                 ==========     ==========


Pro Forma Basis:                  Years Ended December 31,
----------------                 -------------------------          % Change
                                    2000           1999           2000 v. 1999
                                    ----           ----           ------------
Net Revenue                      $6,891,290     $6,098,744             13%
Operating Expenses                4,330,370      3,962,343              9%
Corporate Expenses                  207,473        186,365             11%
                                 ----------     ----------
EBITDA                           $2,353,447     $1,950,036             21%
                                 ==========     ==========

        Net revenue and operating expenses increased on a reported basis due to our 1999 and 2000 acquisitions as well as internal growth. Included in our fiscal year 2000 reported basis amounts are the net revenues and operating expenses for a twelve-month period from our 1999 acquisitions, the most significant being Jacor Communications in May 1999 and Dame Media Inc. and Dauphin OTA in July 1999. Also included in our fiscal year 2000 reported basis amounts are the net revenues and operating expenses of our 2000 acquisitions for the time period that we operated them in fiscal year 2000. Our 2000 acquisitions included Ackerley in January 2000, SFX in August 2000, AMFM in August 2000, and Donrey in September 2000. Corporate expenses increased on a reported basis due to the above acquisitions and some duplication of efforts at the corporate level due to the integration of AMFM into Clear Channel.

        On a pro forma basis, net revenues increased in fiscal year 2000 due to higher advertising rates in our radio and outdoor businesses as well as increased inventory demand within the advertising industry. The increase in the number of live entertainment events and the number of show dates in fiscal year 2000 also contributed to the increase of net revenue on a pro forma basis. Operating expenses increased on a pro forma basis in fiscal year 2000 due primarily to the increase in selling costs related to the increase in net revenue. Corporate expenses increased on a pro forma basis in fiscal year 2000 due to additional costs associated with the integration of the numerous acquisitions mentioned above.

Other Income and Expense Information

        Non-cash compensation expense of $16.0 million was recorded in fiscal year 2000. In the AMFM merger, we assumed stock options granted to AMFM employees that are now convertible into Clear Channel stock. To the extent that these employees' options continue to vest, we will recognize non-cash compensation expense over the remaining vesting period. Vesting dates range from January 2001 to April 2005. If no employees forfeit their unvested options by leaving the company, we expect to recognize non-cash compensation expense of approximately $28.1 million over the remaining vesting period.

        Depreciation and amortization expense increased from $722.2 million in 1999 to $1.4 billion in 2000, a 94% increase. The increase is due primarily to additional amortization of approximately $315.7 million for the FCC licenses and goodwill from the AMFM acquisition and amortization of approximately $88.3 million for the goodwill from the SFX acquisition. The remaining increase is due to additional depreciation and amortization associated with the other less significant acquisitions accounted for under the purchase method as well as the inclusion of a full year of depreciation and amortization associated with acquisitions completed during 1999.

        Interest expense was $383.1 million and $179.4 million in 2000 and 1999, respectively, an increase of $203.7 million or 114%. Approximately 89% of the increase was due to the overall increase in average amounts of debt outstanding and approximately 11% of the increase was due to increases in LIBOR. Currently, approximately 50% of our debt bears interest rates based upon LIBOR. During 2000, LIBOR rates increased from 5.82% at December 31, 1999 to 6.57% at December 31, 2000.

        The gain on sale of assets related to mergers of $783.7 million in 2000 is primarily due to the sale of 39 stations in connection with governmental directives regarding the AMFM merger, which realized a gain of $805.2 million. This gain for 2000 was partially offset by a loss of $5.8 million related to the sale of 1.3 million shares of Lamar Advertising Company that we acquired in the AMFM merger; and a net loss of $15.7 million related to write-downs of investments acquired in mergers. The gain in 1999 of $138.7 million relates to the sale of 12 radio stations as a result of governmental directives related to the Jacor merger.

        Equity in earnings of nonconsolidated affiliates for 2000 was $25.2 million as compared to $18.2 million for 1999. The increase was due to improved operations primarily in our international outdoor equity investments.

        Other income (expense) net was an expense of $17.1 million in 2000 as compared to income of $7.3 million in 1999. The additional expense recognized in 2000 related primarily to the reimbursements of capital costs within certain operating contracts. The income amount in 1999 includes a $22.9 million gain on sale of marketable securities.

        Income tax expense was $464.7 million in 2000, an increase of 204% or $312.0 million from 1999 income tax expense of $152.7 million. The increase is primarily related to the taxes on the gain on sale of assets related to mergers recorded in 2000. The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes. The annual effective tax rates of 65% for 2000 and 64% for 1999 were both adversely affected by amortization of intangibles in excess of amounts that are deductible for tax purposes.

        For the reasons described above, net income of $248.8 million for 2000 increased $176.3 million, or 243%, from $72.5 million for 1999.

RADIO BROADCASTING
(In thousands)


                                        As Reported
                                  Years Ended December 31,         % Change           % Change
                                 -------------------------        As Reported        Pro Forma
                                    2000           1999           2000 v. 1999     2000 v. 1999
                                    ----           ----           ------------     ------------
Net Revenue                      $2,431,544     $1,230,754             98%             15%
Operating Expenses                1,385,848        731,062             90%              9%
                                 ----------     ----------
EBITDA                           $1,045,696     $  499,692            109%             22%
                                 ==========     ==========

        Net revenues and operating expenses increased on a reported basis due to our 2000 and 1999 acquisitions and internal growth. Included in our fiscal year 2000 reported basis amounts are net revenues and operating expenses for a twelve-month period from our acquisition of Jacor that was acquired in May 1999 and Dame Media which was acquired in July 1999. In addition, our acquisition of AMFM in August 2000 increased net revenues and operating expenses in fiscal year 2000.

        On a pro forma basis, net revenue increased due to various factors. During the first part of fiscal year 2000, advertising rates were significantly higher than the prior year as rates reacted to inventory sell-outs primarily related to the rapid growth period of the Internet industry as well as an overall increase in advertising demand across the industry. Although some of our larger markets continued to enjoy significantly higher rates in the second part of fiscal year 2000, when the Internet industry demand slowed, rates in our other markets normalized compared to the prior year. In addition, our national platform approach to selling advertising to our national clients helped increase our overall rates, especially in our larger markets. On a pro forma basis, operating expenses increased primarily due to incremental selling costs associated with the increase in net revenue.

OUTDOOR ADVERTISING
(In thousands)


                                        As Reported
                                  Years Ended December 31,          % Change        % Change
                                 -------------------------        As Reported       Pro Forma
                                    2000           1999           2000 v. 1999    2000 v. 1999
                                    ----           ----           ------------    ------------
Net Revenue                      $1,729,438     $1,253,732             38%             14%
Operating Expenses                1,078,540        785,636             37%              9%
                                 ----------     ----------
EBITDA                           $  650,898     $  468,096             39%             24%
                                 ==========     ==========

        Net revenues and operating expenses increased on a reported basis due to our 2000 and 1999 acquisitions and internal growth. Included in our fiscal year 2000 reported basis amounts are net revenues and operating expenses for a twelve-month period from our acquisition of Dauphin in July 1999 and other less significant acquisitions. In addition, net revenues and operating expenses increased on a reported basis in fiscal year 2000 due to our acquisitions of Ackerley in January 2000, and Donrey in September 2000, as well as less significant acquisitions to fill out our existing markets.

        On a pro forma basis, net revenues increased due to various factors. Higher rates and improved occupancy in fiscal year 2000 as compared to fiscal year 1999 increased net revenue for the entire year. In addition, our national platform approach to selling advertising to our national customers helped increase our overall rates, especially in our larger markets. High growth rates were primarily achieved internationally in our United Kingdom and France markets. On a pro forma basis, operating expenses increased primarily due to incremental selling costs associated with the increase in net revenue.



LIVE ENTERTAINMENT
(In thousands)


                                        As Reported
                                 Years Ended December 31,     % Change          % Change
                                 -----------------------     As Reported       Pro Forma
                                   2000         1999        2000 v. 1999     2000 v. 1999
                                   ----         ----        ------------     ------------
Net Revenue                      $902,374     $     --          n/a              11%
Operating Expenses                830,717           --          n/a              12%
                                 --------     --------
EBITDA                           $ 71,657     $     --          n/a             ( 1%)
                                 ========     ========

        We entered the live entertainment business with our acquisition of SFX in August 2000. On a pro forma basis, net revenue increased due to an increase in the number of events and the number of show dates in fiscal year 2000 as compared to fiscal year 1999. Expenses increased on a pro forma basis as numerous contracts with less favorable terms signed by prior management were fulfilled during the five-month period after our acquisition. Our future expectation is to have contracts with more favorable terms, resulting in more profitable shows.

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

CONSOLIDATED
(In thousands)


Reported Basis:                   Years Ended December 31,
---------------                  -------------------------           % Change
                                    1999           1998            1999 v. 1998
                                    ----           ----            ------------
Net Revenue                      $2,678,160     $1,350,940             98%
Operating Expenses                1,632,115        767,265            113%
Corporate Expenses                   70,146         37,825             85%
                                 ----------     ----------
EBITDA                           $  975,899     $  545,850             79%
                                 ==========     ==========

        The growth in net revenue and operating expenses was primarily due to the acquisitions of Universal Outdoor in April of 1998, More Group in July 1998, Jacor in May 1999 and Dame Media and Dauphin in July 1999. The acquisitions of Jacor and Dame Media added approximately 230 radio stations and Premiere Radio Networks and contributed 27% of 1999 net revenue. The acquisition of Dauphin added approximately 103,000 display faces, including joint ventures, and contributed 5% of 1999 net revenue.

Other Income and Expense Information

        Depreciation and amortization expense increased from $305.0 million in 1998 to $722.2 million in 1999, a 137% increase, primarily due to the acquisition of the tangible and intangible assets associated with the acquisitions of Jacor in May 1999 and Dauphin and Dame Media in July 1999 as well as the inclusion of a full year's depreciation and amortization expense relating to the acquisitions of Universal in April 1998 and More Group in July 1998.

        Interest expense increased 32% from $135.8 million in 1998 to $179.4 million in 1999 primarily due to higher average interest rates and an increase in the average amount of debt outstanding, which resulted from the above-mentioned acquisitions.

        Equity in earnings of nonconsolidated affiliates increased 77% to $18.2 million in 1999 over $10.3 million in 1998 primarily due to the improvement in the operating results of Hispanic Broadcasting Corporation and Grupo ACIR Comunicaciones.

        Income tax expense increased 106% from $74.2 million in 1998 to $152.7 million in 1999 primarily from the increase in the average effective tax rate from 58% in 1998 to 64% in 1999, and the increase in income before income taxes. The effective tax rate increased as a result of the increase in nondeductible amortization expense principally associated with the acquisition of Jacor.

        Net income increased from $54.0 million in 1998 to $72.5 million in 1999 due to a $138.7 million gain realized during 1999 relating to the divestiture of certain stations in connection with governmental directives associated with the Jacor merger. This gain was partially offset by higher interest expense, higher depreciation and amortization and the extraordinary loss related to the early extinguishment of debt acquired in the Jacor merger.

RADIO BROADCASTING
(In thousands)

Reported Basis:                   Years Ended December 31,
---------------                  -------------------------         % Change
                                    1999           1998          1999 v. 1998
                                    ----           ----          ------------
Net Revenue                      $1,230,754     $  474,936            159%
Operating Expenses                  731,062        284,798            157%
                                 ----------     ----------
EBITDA                           $  499,692     $  190,138            163%
                                 ==========     ==========

        The majority of the increase in net revenue and operating expenses was due to the acquisitions of Jacor in May 1999 and Dame Media in July 1999. Net revenue also increased due to increased advertising rates associated with improved ratings within our radio stations.


OUTDOOR ADVERTISING
(In thousands)


Reported Basis:                   Years Ended December 31,
---------------                   ------------------------          % Change
                                    1999           1998           1999 v. 1998
                                    ----           ----           ------------
Net Revenue                      $1,253,732     $  709,189             77%
Operating Expenses                  785,636        395,127             99%
                                 ----------     ----------
EBITDA                           $  468,096     $  314,062             49%
                                 ==========     ==========

        The majority of the increase in net revenue and operating expenses was due to the inclusion of a full year's operating results of Universal, acquired in April 1998 and More Group, acquired in July 1998 and the inclusion of the partial year's operating results of Dauphin, which was acquired in July 1999. In addition, increased occupancy and advertising rates were achieved in 1999.


                         LIQUIDITY AND CAPITAL RESOURCES

        We expect to fund anticipated cash requirements (including acquisitions, anticipated capital expenditures, share repurchases, payments of principal and interest on outstanding indebtedness and commitments) with cash flows from operations and various externally generated funds.

SOURCES OF CAPITAL

As of December 31, 2000 and 1999 we had the following debt outstanding:

(In millions)                                                         December 31,
                                                          -----------------------------------
                                                             2000                     1999
                                                             ----                     ----
         Credit facilities - domestic                     $   3,203.8             $   1,227.6
         Credit facility - international                        118.3                   120.4
         Senior convertible notes                             1,575.0                 1,575.0
         Liquid Yield Option Notes                              497.1                   490.8
         Long-term bonds                                      5,153.6                 1,171.4
         Other borrowings                                       117.0                    47.8
                                                          -----------             -----------
         Total                                            $  10,664.8             $   4,633.0
                                                          ===========             ===========


        We had $196.8 million in unrestricted cash and cash equivalents on hand at December 31, 2000.

DOMESTIC CREDIT FACILITIES

        We currently have three separate domestic credit facilities. These provide cash for both working capital needs as well as to fund certain acquisitions.

        The first credit facility is a $1.9 billion revolving credit facility, of which, $1.8 billion was outstanding at December 31, 2000 and, taking into account outstanding letters of credit, $86.0 million was available for future borrowings. This credit facility began reducing on September 30, 2000, with quarterly repayment of the outstanding principal balance to continue over the next five years and the entire balance to be repaid by the last business day of June 2005. During the year, we made principal payments totaling $3.5 billion and drew down $4.6 billion on this credit facility.

        The second facility was a 364-day multi-currency revolving credit facility for $1.0 billion. During the first eight months of the year, we made principal payments on this credit facility totaling $1.4 billion and drew down $1.0 billion. On August 30, 2000, we repaid all outstanding borrowings, terminated the $1.0 billion facility and entered into a new $1.5 billion credit facility, concurrent with the closing of the AMFM merger. This new facility is a $1.5 billion, 364-day revolving credit facility, which we have the option upon maturity to convert into a term loan with a five-year maturity. At December 31, 2000, the outstanding balance was $.1 billion with $1.4 billion available for future borrowings under this $1.5 billion credit facility.

        Also, on August 30, 2000, we entered into a third facility for $1.5 billion. This is a five-year multi-currency revolving credit facility. At December 31, 2000, the outstanding balance was $1.3 billion with $.2 billion available for future borrowings under this $1.5 billion credit facility

        As of March 15, 2001, the credit facilities aggregate outstanding balance was $3.1 billion and, taking into account outstanding letters of credit, $1.7 billion was available for future borrowings.

INTERNATIONAL CREDIT FACILITY

        We entered into a new $150.0 million five-year revolving credit facility with a group of international banks on December 8, 2000. This facility refinanced a previous 88.0 million British pound credit facility. The facility allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provides funds to our international operations for certain working capital needs and smaller acquisitions. At December 31, 2000, approximately $31.7 million was available for future borrowings and $118.3 million was outstanding under this credit facility. The credit facility expires on December 8, 2005.

LIQUID YIELD OPTION NOTES

        We assumed 4.75% Liquid Yield Option Notes ("LYONs") due 2018 and 5.50% LYONs due 2011 as a part of the merger with Jacor. At the date of acquisition, the assumed fair value of the LYONs was $490.1 million. Each LYON has a principal amount at maturity of $1,000 and is convertible, at the option of the holder, at any time on or prior to maturity, into our common stock at a conversion rate of 7.227 shares per LYON and 15.522 shares per LYON for the 2018 and 2011 issues, respectively. The LYONs aggregated balance, net of conversions to common stock, amortization of purchase accounting premium, and accretion of interest, at December 31, 2000 was $497.1 million.

LONG-TERM BONDS

        On June 14, 2000, we completed a debt offering of $250.0 million Floating Rate Notes due June 15, 2002 and $750.0 million 7.875% Notes due June 15, 2005. Interest is payable on June 15 and December 15 on the 7.875% Notes and is payable quarterly on the Floating Rate Notes. The Floating Rate Notes rate per annum is equal to LIBOR plus .55%. On June 14, 2000 we entered into interest rate swap agreements that effectively float the interest on the $750.0 million 7.875% notes based upon LIBOR. The aggregate net proceeds of approximately $993.9 million were used to reduce the outstanding balance on our credit facilities.

        On July 3, 2000, we completed a debt offering of Euro 650.0 million 6.50% Notes due July 7, 2005. Interest on the notes is payable annually in arrears on July 7 of each year. The net proceeds of approximately $610.8 million were used to reduce the outstanding balance on our credit facilities.

        On September 7, 2000, we completed a debt offering of $750.0 million in 7.25% Senior Notes due September 15, 2003 and $750.0 million in 7.65% Senior Notes due on September 15, 2010. Interest is payable on both series of notes on March 15 and September 15 of each year. On September 7, 2000, we entered into an interest rate swap agreement that effectively floats the interest based upon LIBOR for the $750 million of the 7.25% Senior Notes. The aggregate net proceeds of approximately $1.5 billion were used to reduce the outstanding balance of our credit facilities.

JACOR LONG-TERM BONDS

        On December 14, 1999, we completed a tender offer for the 10.125% Senior Subordinated Notes due June 15, 2006; 9.75% Senior Subordinated Notes due December 15, 2006; 8.75% Senior Subordinated Notes due June 15, 2007; and 8.0% Senior Subordinated Notes due February 15, 2010 acquired in the Jacor merger. An agent acting on our behalf redeemed notes with a redemption value of approximately $570.4 million. Cash settlement of the amount due to the agent was completed on January 14, 2000. After redemption, approximately $1.0 million face value of the notes remain outstanding.

AMFM LONG-TERM BONDS

        We assumed long-term bonds with a face value of $2.8 billion and fair value of $3.0 billion in the AMFM merger. On September 29, 2000, we redeemed all of the outstanding 9% Senior Subordinated Notes due 2008, originally issued by Chancellor Media Corporation or one of its subsidiaries, for $829.0 million subject to change of control provisions in the bond indentures. In October 2000, we redeemed, subject to change of control provisions in the bond indentures, all of the outstanding 9.25% Senior Subordinated Notes due 2007, originally issued by Capstar Radio Broadcasting Partners, Inc., the 12% Exchange Debentures due 2009, originally issued by Capstar Broadcasting Partners, Inc. and the 12.75% Senior Discount Notes due 2009, originally issued by Capstar Broadcasting Partners, Inc., for a total of $508.5 million.

        On October 6, 2000, we made payments of $231.4 million pursuant to mandatory offers required to repurchase due to a change of control on the following series of AMFM debt: 8% Senior Notes due 2008, 8.125% Senior Subordinated Notes due 2007 and 8.75% Senior Subordinated Notes due 2007, originally issued by Chancellor Media Corporation or one of its subsidiaries, as well as the 12.625% Exchange Debentures due 2006, originally issued by SFX Broadcasting. The aggregate remaining balance of these series of AMFM long-term bonds was $1.4 billion at December 31, 2000.

        Chancellor Media Corporation, Capstar Radio Broadcasting Partners, Capstar Broadcasting Partners, Inc. and AMFM Operating Inc., or their successors are all indirect wholly-owned subsidiaries of

Clear Channel Communications. The debt redemptions were financed with borrowings under our domestic credit facilities.

SFX LONG-TERM BONDS

        We assumed long-term bonds with a face value of $550.0 million in the SFX merger. On October 10, 2000, we launched a tender offer for any and all of the 9.125% Senior Subordinated Notes due 2008. An agent acting on our behalf redeemed notes with a redemption value of approximately $602.9 million. Cash settlement of the amount due to the agent was completed in a series of transactions from November 8, 2000 to November 20, 2000. After redemption, approximately $1.6 million face value of the notes remains outstanding. The tender offer was financed with borrowings under our credit facilities.

        At December 31, 2000, we were in compliance with all debt covenants and had satisfied all financial ratios and tests under the indentures. We expect to be in compliance and satisfy all such covenants and ratios as may be applicable from time to time during 2001.

SHELF REGISTRATION

        On July 21, 2000, we filed a Registration Statement on Form S-3 covering a combined $3.0 billion of debt securities, junior subordinated debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units (the "shelf registration statement"). The shelf registration statement also covers preferred securities that may be issued from time to time by our three Delaware statutory business trusts and guarantees of such preferred securities by us. In September 2000, we issued $1.5 billion of debt securities registered under the shelf registration statement, leaving $1.5 billion available for future issuance.

AUTHORIZED SHARES OF COMMON STOCK

        On April 27, 2000, our shareholders approved an increase to the number of shares of common stock authorized for issuance from 900 million to 1.5 billion in order to have additional shares available for possible future acquisitions or financing transactions, stock splits, stock dividends and other issuances, or to satisfy requirements for additional reservations of shares by reason of future transactions which might require increased reservations. We currently have no plans to issue any of the additional shares of common stock.

RESTRICTED CASH

        In connection with the AMFM merger and governmental directives, we divested 39 radio stations for $1.2 billion. Of these proceeds, $839.7 million was placed in restricted trusts for the purchase of replacement properties. In addition, restricted cash of $439.9 million was acquired from AMFM related to the divestiture of AMFM radio stations in connection with the merger. The following table details the reconciliation of divestiture and acquisition activity in the restricted trust accounts:

(In thousands)
Restricted cash resulting from Clear Channel divestitures                    $    839,717
Restricted cash purchased in AMFM merger                                          439,896
Restricted cash used in acquisitions                                             (670,228)
Interest, net of fees                                                              18,756
                                                                             ------------
Restricted cash balance at December 31, 2000                                      628,141
Less current portion                                                              308,691
                                                                             ------------
Long-term restricted cash                                                    $    319,450
                                                                             ============

        On February 21, 2001, the restricted trusts expired and the $308.7 million not expended on replacement radio assets was refunded to us. The amount was used to reduce the outstanding balance of our domestic credit facilities.

USES OF CAPITAL

ACQUISITIONS

        During 2000, including the acquisitions discussed above, we acquired approximately 24,000 additional outdoor display faces in 30 domestic markets and approximately 54,500 additional display faces in 17 international markets for a total of $1.7 billion in cash. We also acquired 148 radio stations in 45 markets for $113.1 million in cash and $670.2 million in restricted cash. In the live entertainment segment, we acquired sporting, music and theatrical event promotions, racing promotion, and venue management assets for $86.6 million in cash.

        We intend to continue to pursue businesses that fit our strategic goals. There are currently no significant acquisitions or mergers pending. From January 1, 2001 through February 28, 2001, we have acquired 120 radio stations (primarily through the use of our restricted cash), 531 outdoor display faces and our live entertainment segment acquired sporting and music event promotions.

CAPITAL EXPENDITURES

        Capital expenditures in 2000 increased from $238.7 million in 1999 to $495.6 million in 2000. Overall, capital expenditures increased due to recent acquisitions and the increase in the number of radio stations, billboards and displays owned in 2000 as compared to 1999. In addition, we incurred capital expenditures related to our new live entertainment segment in 2000 that we did not incur in 1999. The increase in 2000 primarily relates to more spending relating to facility consolidation resulting from our acquisitions, technological upgrades of operating assets, a one-time capital expenditure in conjunction with the long-term extension of a certain operating contract, and the construction of new revenue-producing advertising displays. In 1999, capital expenditures included non-recurring expenditures relating to the implementation of Year 2000 compliant systems and integration of the Jacor stations.

(In millions)

                                              2000 Capital Expenditures
                          ---------------------------------------------------------------

                             Radio     Outdoor    Entertainment     Other         Total
                             -----     -------    -------------     -----         -----

Recurring                 $   23.6   $   84.8        $  12.7       $ 18.3        $  139.4
Non-recurring projects       116.3       12.8           30.1         40.4           199.6
Revenue producing               --      152.7            3.9           --           156.6
                          --------   --------        -------       ------        --------
                          $  139.9   $  250.3        $  46.7       $ 58.7        $  495.6
                          ========   ========        =======       ======        ========

        Our radio capital expenditures in 2000 are related primarily to expenditures associated with the consolidation of operations in certain markets in conjunction with acquisitions that are expected to result in improved operating results in such markets. In addition, our radio capital expenditures in 2000 include approximately $12.5 million in technological upgrades of our operating assets, $29.6 million related to assets purchased in a contract extension negotiation, and expenditures related to the integration of the AMFM stations.

        Our outdoor advertising capital expenditures in 2000 are related primarily to the construction of new revenue producing advertising displays as well as replacement expenditures on our existing advertising displays.

        Our live entertainment capital expenditures in 2000 include expenditures primarily related to a consolidated sales and operations facility, new venues and improvements to existing venues.

        Included in "other" capital expenditures for 2000 is the construction of a new corporate headquarters facility to accommodate our growth, upgrades of our television related operating assets, and other technological expenditures.

SHARE REPURCHASE

        In October 2000 the Board of Directors authorized the repurchase of up to $1.0 billion of Clear Channel common stock in the open market. As of December 31, 2000, we had purchased 100,000 shares of common stock for an aggregate purchase price of $4.7 million, including brokers fees and commissions, which are held in treasury.

COMMITMENTS AND CONTINGENCIES

        See Note G of Notes to the Consolidated Financial Statements for a description of our future minimum lease commitments.

        There are various lawsuits and claims pending against us. We believe that any ultimate liability resulting from those actions or claims will not have a material adverse effect on our results of operations, financial position or liquidity.

        Certain agreements relating to acquisitions provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired companies. We will continue to accrue additional amounts related to such contingent payments if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent payments, if performance targets are met, would not significantly impact our financial position or results of operations.

DEBT MATURITIES

        The scheduled maturities of our credit facilities through December 31, 2005 are $10.8 million in 2001, $306.2 million in 2002, $437.5 million 2003,
$437.5 million in 2004 and $2.0 billion in 2005. Our maturities of all long-term debt outstanding at December 31, 2000, are $67.7 million in 2001, $1.6 billion in 2002, $1.8 billion in 2003, $.4 billion in 2004, $3.5 billion in 2005, and $3.4 billion thereafter.

MARKET RISK

INTEREST RATE RISK

        At December 31, 2000, approximately 50% of our long-term debt, including fixed rate debt on which we have entered interest rate swap agreements, bears interest at variable rates. Accordingly, our earnings and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the year's average interest rate under these borrowings, it is estimated that our 2000 interest expense would have changed by $101.7 million and that our 2000 net income would have changed by $63.1 million. In the event of an adverse change in interest rates, management may take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

        We have entered into interest rate swap agreements that effectively float interest at rates based upon LIBOR on $1.5 billion of our current fixed rate borrowings. These agreements expire from September 2003 to June 2005. The fair value of these agreements at December 31, 2000 was $49.0 million.

EQUITY PRICE RISK

        The carrying value of our available-for-sale equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at December 31, 2000 by $307.2 million and would change comprehensive income by $199.7 million.

        In connection with the completion of the AMFM merger, Clear Channel and AMFM entered into a Consent Decree with the Department of Justice regarding our investment in Lamar Advertising Company. The Consent Decree, among other things, required us to sell all of our shares of Lamar by December 31, 2002. In accordance with ABP 16, Business Combinations, our 26.2 million shares of Lamar were recorded at their quoted market price on the closing date of the merger, which was significantly higher than AMFM's historical purchase price. We will be exposed to changes in Lamar's market price, which may result in large gains and losses related to this disposition in future periods.

FOREIGN CURRENCY

        We have operations in 43 countries throughout Europe, Asia, Australia and North and South America. Foreign operations are measured in their local currencies except in our hyper-inflationary countries in which we operate. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. To mitigate a portion of the exposure to risk of currency fluctuations throughout Europe and Asia, we have a natural hedge through borrowings in Euros, Sterling and other currencies. This hedge position is reviewed monthly. We maintain no derivative instruments to mitigate the exposure to translation and/or transaction risk. However, this does not preclude the adoption of specific hedging strategies in the future. Our foreign operations reported a loss of $9.3 million for the year ended December 31, 2000. It is estimated that a 10% change in the value of the U.S. dollar to foreign currencies would change net loss for the year ended December 31, 2000 by $.9 million.

        Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of our investments in various countries, all of which are accounted for under the equity method. It is estimated that the result of a 10% fluctuation in the value of the dollar relative to these foreign currencies at December 31, 2000 would change net income for the year ended December 31, 2000 by approximately $.1 million. This analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes new rules for the recognition and measurement of derivatives and hedging activities. Statement 133 is amended by Statement 137 Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and Statement 138 Accounting for Derivative Instruments and Hedging Activities (an amendment to Statement 133), is effective for years beginning after June 15, 2000. We adopted this statement January 1, 2001. Had we elected early adoption of Statement 133, total assets and long-term debt at December 31, 2000 would have increased by $49.0 million each. As part of our adoption of Statement 133 on January 1, 2001, we reclassified 2.0 million shares of our investment in American Tower Corporation that had been classified as available-for-sale securities under Financial Accounting Standards No. 115 Accounting for Certain Investments in Debt and Equity Securities ("Statement 115") to a trading securities classification. In accordance with Statement 115 and Statement 133, on January 1, 2001, the shares were transferred to a trading classification at their fair market value of $76.2 million, and an unrealized pretax holding gain of $69.7 million was recognized in earnings.

        In December 1999, the SEC issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements, ("SAB 101"). The bulletin summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition. SAB 101, as amended through June 26, 2000, is required to be implemented in the fourth quarter of 2000. Accordingly, we have implemented SAB 101 in the financial statements filed herewith. Implementation of this statement did not impact our financial position or results of operations.

        In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44. "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"). FIN 44 provides guidance for issues arising in applying APB Opinion No. 25 "Accounting for Stock Issued to Employees." FIN 44 applies specifically to new awards, exchanges of awards in a business combination, modification to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. The requirements of FIN 44 are consistent with our existing accounting policies.

        The Financial Accounting Standards Board has proposed new accounting for business combinations that, among other things, would change the accounting for goodwill and other intangibles recorded in business acquisitions as of the date of the new Statement. An important part of the proposed Statement is that amortization of goodwill and certain other intangibles with indefinite lives would cease for both assets acquired prior to the effective date of the Statement and for any new goodwill and other intangibles acquired after the effective date of the Statement. Rather than amortizing these assets, goodwill and other intangibles would be reviewed for impairment using a "market value" approach. The proposed Statement is expected to be finalized in June 2001. As our amortization of goodwill and certain other intangibles is a significant non-cash expense that we currently record, this proposed Statement, if finalized in its current form, will have a material impact on our financial statements. We feel that it is not appropriate to forecast the impact until the proposed Statement is finalized.

INFLATION

        Inflation has affected our performance in terms of higher costs for wages, salaries and equipment. Although the exact impact of inflation is indeterminable, we believe we have offset these higher costs by increasing the effective advertising rates of most of our broadcasting stations and outdoor display faces.

RATIO

        The ratio of earnings to fixed charges is as follows:

                           Year Ended December 31,
-----------------------------------------------------------------------------
 2000              1999             1998              1997             1996
 ----              ----             ----              ----             ----
 2.20              2.04             1.83              2.32             3.63

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Required information is within Item 7

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



/s/ Lowry Mays
Chairman/Chief Executive Officer



/s/ Herbert W. Hill, Jr.
Senior Vice President/Chief Accounting Officer

REPORT OF INDEPENDENT AUDITORS

SHAREHOLDERS AND BOARD OF DIRECTORS
CLEAR CHANNEL COMMUNICATIONS, INC.

We have audited the accompanying consolidated balance sheets of Clear Channel Communications, Inc. and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Hispanic Broadcasting Corporation (formerly Heftel Broadcasting Corporation), in which the Company has a 26% equity interest, have been audited by other auditors whose reports have been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for Hispanic Broadcasting Corporation for 1999 and 1998, it is based solely on their reports.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clear Channel Communications, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


/s/ ERNST & YOUNG LLP

San Antonio, Texas
February 23, 2001

CONSOLIDATED BALANCE SHEETS

ASSETS
(In thousands)

                                                                                    December 31,
                                                                          -------------------------------
                                                                          2000                       1999
                                                                          ----                       ----
               CURRENT ASSETS
Cash and cash equivalents                                         $      196,838             $      76,724
Restricted cash                                                          308,691                        --
Accounts receivable, less allowance of
    $60,631 in 2000 and $26,095 in 1999                                1,557,048                   724,900
Prepaid expenses                                                         146,767                    35,791
Other current assets                                                     133,873                    87,694
                                                                  --------------             -------------
               TOTAL CURRENT ASSETS                                    2,343,217                   925,109

               PROPERTY, PLANT
                AND EQUIPMENT
Land, buildings and improvements                                       1,197,951                   338,764
Structures and site leases                                             2,395,934                 1,870,731
Transmitter and studio equipment                                         744,571                   427,063
Furniture and other equipment                                            479,532                   222,581
Construction in progress                                                 222,286                    89,901
                                                                  --------------             -------------
                                                                       5,040,274                 2,949,040
Less accumulated depreciation                                            785,040                   470,916
                                                                  --------------             -------------
                                                                       4,255,234                 2,478,124

              INTANGIBLE ASSETS
Contracts                                                              1,075,472                   817,227
Licenses and goodwill                                                 40,973,198                11,809,882
Other intangible assets                                                  175,451                    80,102
                                                                  --------------             -------------
                                                                      42,224,121                12,707,211
Less accumulated amortization                                          1,731,557                   758,889
                                                                  --------------             -------------
                                                                      40,492,564                11,948,322

                    OTHER
Restricted cash                                                          319,450                     4,349
Notes receivable                                                          99,818                    53,675
Investments in, and advances to,
  nonconsolidated affiliates                                             427,303                   380,918
Other assets                                                             513,773                   251,604
Other investments                                                      1,605,102                   779,411
                                                                  --------------             -------------

              TOTAL ASSETS                                        $   50,056,461             $  16,821,512
                                                                  ==============             =============

                 See Notes to Consolidated Financial Statements

LIABILITIES AND SHAREHOLDERS' EQUITY
(In thousands, except share data)

                                                                                   December 31,
                                                                         -------------------------------
                                                                         2000                       1999
                                                                         ----                       ----
             CURRENT LIABILITIES
Accounts payable                                                  $      383,588            $      196,222
Accrued interest                                                         105,581                    16,449
Accrued expenses                                                         886,904                   319,690
Accrued income taxes                                                     445,499                    29,769
Current portion of long-term debt                                         67,736                    48,610
Deferred income                                                          218,670                    54,113
Other current liabilities                                                 20,572                    20,662
                                                                  --------------             -------------
            TOTAL CURRENT LIABILITIES                                  2,128,550                   685,515

Long-term debt                                                        10,100,028                 4,093,543
Liquid Yield Option Notes                                                497,054                   490,809
Deferred income taxes                                                  6,771,198                 1,289,783
Other long-term liabilities                                              150,713                   149,032

Minority interest                                                         61,745                    28,793

            SHAREHOLDERS' EQUITY
Preferred Stock - Class A, par value $1.00
    per share, authorized 2,000,000 shares,
    no shares issued and outstanding                                          --                        --
Preferred Stock, - Class B, par value $1.00
    per share, authorized 8,000,000 shares,
     no shares issued and outstanding                                         --                        --
Common Stock, par value $.10 per share,
    authorized 1,500,000,000 and 900,000,000
    shares, issued and outstanding 585,766,166
    and 338,609,503 shares in 2000 and 1999,
    respectively                                                          58,577                    33,861
Additional paid-in capital                                            29,558,908                 9,216,957
Common stock warrants                                                    249,312                   252,862
Retained earnings                                                        544,940                   296,132
Accumulated other comprehensive income                                   (32,433)                  282,745
Other                                                                    (26,298)                    2,304
Cost of shares (115,557 in 2000 and 11,612
    in 1999) held in treasury                                             (5,833)                     (824)
                                                                  --------------             -------------
            TOTAL SHAREHOLDERS' EQUITY                                30,347,173                10,084,037
                                                                  --------------             -------------

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $   50,056,461             $  16,821,512
                                                                  ==============             =============

                 See Notes to Consolidated Financial Statements

                       CONSOLIDATED STATEMENTS OF EARNINGS
 (In thousands, except per share data)

                                                                          Year Ended December 31,
                                                                -------------------------------------------
                                                                2000               1999                1998
                                                                ----               ----                ----
                   REVENUE
Gross revenue                                             $   5,847,900      $   2,992,018       $   1,522,551
Less: agency commissions                                        502,594            313,858             171,611
                                                          -------------      -------------       -------------
Net revenue                                                   5,345,306          2,678,160           1,350,940

                   EXPENSE
Operating expenses                                            3,480,706          1,632,115             767,265
Non-cash compensation expense                                    16,032                 --                  --
Depreciation and amortization                                 1,401,063            722,233             304,972
Corporate expenses                                              142,627             70,146              37,825
                                                          -------------      -------------       -------------
Operating income                                                304,878            253,666             240,878

Interest expense                                                383,104            179,404             135,766
Gain on sale of assets related to mergers                       783,743            138,659                  --
Equity in earnings of
    nonconsolidated affiliates                                   25,155             18,183              10,305
Other income (expense) - net                                    (17,133)             7,292              12,810
                                                          -------------      -------------       -------------
Income before income taxes and extraordinary item               713,539            238,396             128,227
Income taxes                                                    464,731            152,741              74,196
                                                          -------------      -------------       -------------
Income before extraordinary item                                248,808             85,655              54,031
Extraordinary item                                                   --            (13,185)                 --
                                                          -------------      --------------      -------------

Net income                                                      248,808             72,470              54,031

Other comprehensive income, net of tax:
    Foreign currency translation adjustments                    (92,296)           (47,814)              5,801
    Unrealized gain (loss) on securities:
      Unrealized holding gain (loss)                           (193,634)           182,315             162,925
      Less:  reclassification adjustment for gains
          on SFX shares held prior to merger                    (36,526)                --                  --
      Less:  reclassification adjustment for
          (gain) loss included in net income                      7,278            (14,904)            (25,494)
                                                          -------------      --------------      -------------
Comprehensive income (loss)                               $     (66,370)     $     192,067       $     197,263
                                                          =============      =============       =============


               PER SHARE DATA
Net income per common share:
    Basic:
       Income before extraordinary item                   $         .59      $         .27       $         .23
       Extraordinary item                                            --               (.04)                 --
                                                          -------------      --------------      -------------
       Net income                                         $         .59      $         .23       $         .23
                                                          =============      =============       =============

    Diluted:
       Income before extraordinary item                   $         .57      $         .26       $         .22
       Extraordinary item                                            --               (.04)                 --
                                                          -------------      --------------      -------------
       Net income                                         $         .57      $         .22       $         .22
                                                          =============      =============       =============

                 See Notes to Consolidated Financial Statements

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (In thousands)

                                                                                   Accumulated
                                             Additional     Common                    Other
                                   Common      Paid-in       Stock    Retained    Comprehensive            Treasury
                                    Stock      Capital     Warrants   Earnings       Income        Other     Stock      Total
                                    -----      -------     --------   --------       ------        -----     -----      -----
Balances at December 31, 1997      $ 9,823  $ 1,541,865   $     --   $ 169,631   $  19,916   $    6,236   $  (687)  $ 1,746,784

Net income                                                              54,031                                           54,031
Proceeds from sale of Common
   Stock                             2,100    1,279,318                                                               1,281,418
Common Stock issued related to
   Eller put/call agreement             13        5,820                                                                   5,833
Common Stock and stock options
   issued for business acquisitions  1,929    1,199,928                                                               1,201,857
Exercise of stock options               89       52,782                                          (1,311)   (1,286)       50,274
Currency translation adjustment                                                      5,801                                5,801
Unrealized gains on investments                                                    137,431                              137,431
Stock split                         12,416      (12,416)                                                                     --
                                   -------  -----------  ---------   ---------   ---------   ----------   -------   -----------
Balances at December 31, 1998       26,370    4,067,297         --     223,662     163,148        4,925    (1,973)    4,483,429

Net income                                                              72,470                                           72,470
Proceeds from sale of Common
   Stock                               805      512,112                                                                 512,917
Common Stock issued related to
    Eller put/call agreement           190      130,440                                                                 130,630
Common Stock, stock options and
   common stock warrants issued
   for business acquisitions         6,180    4,413,530    253,428                                                    4,673,138
Conversion of Liquid
   Yield Option Notes                   10        3,271                                                                   3,281
Exercise of stock options and
    common stock warrants              306       90,307       (566)                              (2,621)   (2,953)       84,473
Charitable donation of
   treasury shares                                                                                          4,102         4,102
Currency translation adjustment                                                    (47,814)                             (47,814)
Unrealized gains on investments                                                    167,411                              167,411
                                   -------  -----------  ---------   ---------   ---------   ----------   -------   -----------
Balances at December 31, 1999       33,861    9,216,957    252,862     296,132     282,745        2,304      (824)   10,084,037

Net income                                                             248,808                                          248,808
Common Stock, stock options and
    common stock warrants issued
   for business acquisitions        24,497   20,258,721                                                       (61)   20,283,157
Deferred compensation acquired                                                                  (49,311)                (49,311)
Purchase of treasury shares                                                                                (4,745)       (4,745)
Conversion of Liquid
   Yield Option Notes                                76                                                                      76
Exercise of stock options and
    common stock warrants              219       83,154     (3,550)                                          (203)       79,620
Amortization and adjustment of
   deferred compensation                                                                         20,709                  20,709
Currency translation adjustment                                                    (92,296)                             (92,296)
Unrealized gains (losses) on
    investments                                                                   (222,882)                            (222,882)
                                   -------  -----------  ---------   ---------  ----------   ----------   -------   -----------
Balances at December 31, 2000      $58,577  $29,558,908  $ 249,312   $ 544,940  $  (32,433)  $  (26,298)  $(5,833)  $30,347,173
                                   =======  ===========  =========   =========  ==========   ==========   =======   ===========


                 See Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                           Year Ended December 31,
                                                                --------------------------------------------
                                                                2000                1999                1998
                                                                ----                ----                ----

               CASH FLOWS FROM
            OPERATING ACTIVITIES:
Net income                                                  $   248,808         $   72,470         $    54,031

Reconciling Items:

    Depreciation                                                367,639            263,242             134,042
    Amortization of intangibles                               1,033,424            458,991             170,930
    Deferred taxes                                              386,711             31,653              35,329
    Amortization of deferred financing charges, bond
       premiums and accretion of note discounts                  16,038              5,667               2,444
    Amortization of deferred compensation                        16,032                 --                  --
    (Recognition) deferral of deferred income                  (121,539)            18,647             (11,371)
    Loss (gain) on sale of assets                              (780,926)          (141,556)             13,845
    Loss (gain) on sale of other investments                      5,369            (22,930)            (39,221)
    Equity in earnings of non-
        consolidated affiliates                                 (20,820)           (10,775)             (4,471)
    Extraordinary item                                               --             13,185                  --
    Increase (decrease) other, net                                8,002             15,489              (6,474)

Changes in operating assets and liabilities, net of
  effects of acquisitions:
    Decrease (increase) in accounts receivable                   (5,721)           (87,529)            (47,699)
    Increase (decrease) in accounts payable,
        accrued expenses and other liabilities                 (356,131)             1,757               9,663
    Increase (decrease) in accrued interest                      (3,388)           (10,778)            (12,309)
    Increase (decrease) in accrued income taxes                 (38,413)            31,873             (19,750)
                                                            -----------         ----------         -----------

Net cash provided by operating activities                       755,085            639,406             278,989

                                                                           Year Ended December 31,
                                                                ----------------------------------------------
                                                                2000               1999                 1998
                                                                ----               ----                 ----

               CASH FLOWS FROM
            INVESTING ACTIVITIES:
(Investment) in liquidation of restricted cash                 (183,896)            78,651                  --
Cash acquired in stock-for-stock mergers                        311,861                 --                  --
(Increase) decrease in notes receivable, net                    (15,807)                --             (18,302)
Decrease (increase) in investments in, and
  advances to nonconsolidated affiliates - net                   (8,044)           (36,647)            (91,527)
Purchases of investments                                        (55,275)          (174,698)            (44,931)
Proceeds from sale of investments                                61,277             29,659              56,408
Purchases of property, plant and equipment                     (495,551)          (238,738)           (141,938)
Proceeds from disposal of assets                                392,729             12,203               7,977
Proceeds from divestitures placed in restricted cash            839,717            205,800                  --
Acquisition of radio broadcasting assets                       (113,094)          (209,185)           (209,327)
Acquisition of radio broadcasting assets
  with restricted cash                                         (670,228)          (246,228)                 --
Acquisition of outdoor advertising assets                    (1,684,506)          (854,135)         (1,102,668)
Acquisition of live entertainment assets                        (86,596)                --                  --
Decrease (increase) in other - net                              (48,241)           (40,852)            (58,010)
                                                           -------------      ------------         -----------

Net cash used in investing activities                        (1,755,654)        (1,474,170)         (1,602,318)

               CASH FLOWS FROM
            FINANCING ACTIVITIES:
Draws on credit facilities                                    7,904,488          2,414,480           1,953,076
Payments on credit facilities                                (7,199,185)        (3,085,486)         (2,195,365)
Proceeds from long-term debt                                  3,128,386          1,005,830             882,592
Payments on long-term debt                                   (2,757,223)            (9,023)           (631,516)
Proceeds from exercise of stock options, stock
   purchase plan and common stock warrants                       48,962             36,273              44,965
Payments for purchase of treasury shares                         (4,745)                --                  --
Proceeds from issuance of common stock                               --            512,916           1,281,418
                                                           ------------       ------------         -----------
Net cash provided by financing activities                     1,120,683            874,990           1,335,170
                                                           ------------       ------------         -----------

Net increase in cash and cash equivalents                       120,114             40,226              11,841

Cash and cash equivalents at beginning of year                   76,724             36,498              24,657
                                                           ------------       ------------         -----------
Cash and cash equivalents at end of year                   $    196,838       $     76,724         $    36,498
                                                           ============       ============         ===========

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
Cash paid during the year for:
    Interest                                               $    358,504       $    201,127         $   130,049
    Income taxes                                                 96,643             58,005              10,856


                 See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF
SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Clear Channel Communications, Inc., incorporated in Texas in 1974, is a diversified media company with three principal business segments: radio broadcasting, outdoor advertising and live entertainment. The Company owns, programs and sells airtime for various radio stations. The Company also is one of the world's largest outdoor advertising companies based on total advertising display inventory in the United States and internationally. In addition, the Company is one of the world's largest diversified promoters, producers and venue operators of live entertainment events based on the total number of events, productions and owned or operated venues.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries, substantially all of which are wholly-owned. Significant intercompany accounts have been eliminated in consolidation. Investments in nonconsolidated affiliates are accounted for using the equity method of accounting. Certain amounts in prior years have been reclassified to conform to the 2000 presentation.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

LAND LEASES AND OTHER STRUCTURE LICENSES

Most of the Company's outdoor advertising structures are located on leased land. Domestic land rents are typically paid in advance for periods ranging from one to twelve months. International land rents are paid both in advance and in arrears, for periods ranging from one to twelve months. Most international street furniture advertising display faces are licensed through municipalities for up to 20 years. The street furniture licenses often include a percent of revenue to be paid along with a base rent payment. Prepaid land leases are recorded as an asset and expensed ratably over the related rental term and license and rent payments in arrears are recorded as an accrued liability.

PREPAID EXPENSES

Included in prepaid expenses are event expenses including show advances and deposits and other costs directly related to future entertainment events. Such costs are charged to operations upon completion of the related events.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation is computed principally using the straight-line method at rates that, in the opinion of management, are adequate to allocate the cost of such assets over their estimated useful lives, which are as follows:

                  Buildings and improvements- 10 to 30 years
                  Structures and site leases - 2 to 20 years
                  Transmitter and studio equipment - 7 to 15 years Furniture and other equipment - 2 to 10 years Leasehold improvements - generally life of lease

Expenditures for maintenance and repairs are charged to operations as incurred, whereas expenditures for renewal and betterments are capitalized.

INTANGIBLE ASSETS

Intangible assets are stated at cost and are being amortized using the straight-line method. Excess cost over the fair value of net assets acquired (goodwill) and certain licenses are amortized generally over 20 to 25 years. Transit and street furniture contract intangibles are amortized over the respective lives of the agreements, typically four to eleven years. Contracts are amortized over the respective lives of the agreements. Other intangible assets are amortized over their appropriate lives.

The periods of amortization are evaluated annually to determine whether circumstances warrant revision.

LONG-LIVED ASSETS

The Company periodically evaluates the propriety of the carrying amount of goodwill and other intangible assets and related amortization periods to determine whether current events or circumstances warrant adjustments to the carrying value and/or revised estimates of amortization periods. These evaluations consist of the projection of undiscounted cash flows over the remaining amortization periods of the related intangible assets. The projections are based on historical trend lines of actual results, adjusted for expected changes in operating results. To the extent such projections indicate that undiscounted cash flows are not expected to be adequate to recover the carrying amount of the related intangible assets, such carrying amounts are written down to fair value by charges to expense. At this time, the Company believes that no impairment of goodwill or other intangible assets has occurred and that no revisions to the amortization periods are warranted.

OTHER INVESTMENTS

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

EQUITY METHOD INVESTMENTS

Investments in companies in which the Company owns 20 percent to 50 percent of the voting common stock or otherwise exercises significant influence over operating and financial policies of the company are accounted for under the equity method. The Company does not recognize gains or losses upon the issuance of securities by any of its equity method investees.

FINANCIAL INSTRUMENTS

Due to their short maturity, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities, and short-term borrowings approximated their fair values at December 31, 2000 and 1999. The carrying amounts of long-term debt and Liquid Yield Option Notes approximated their fair value at the end of 2000 and 1999, except as disclosed in Note D and Note F, respectively.

INCOME TAXES

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. As all earnings from the Company's foreign operations are permanently reinvested and not distributed, the Company's income tax provision does not include additional U.S. taxes on foreign operations.

REVENUE RECOGNITION

Radio broadcasting revenue is recognized as advertisements or programs are broadcast and is generally billed monthly. Outdoor advertising provides services under the terms of contracts covering periods up to three years, which are generally billed monthly. Revenue for outdoor advertising space rental is recognized ratably over the term of the contract. Payments received in advance of billings are recorded as deferred income. Entertainment revenue from the presentation and production of an event is recognized on the date of the performance. Revenue collected in advance of the event is recorded as deferred income until the event occurs. Entertainment revenue collected from advertising and other revenue, which is not related to any single event, is classified as deferred revenue and generally amortized over the operating season during the term of the contract.

Revenue from barter transactions is recognized when advertisements are broadcast or outdoor advertising space is utilized. Merchandise or services received are charged to expense when received or used.

The Company believes that the credit risk, with respect to trade receivables is limited due to the large number and the geographic diversification of its customers.

INTEREST RATE PROTECTION AGREEMENTS

Periodically, the Company enters into interest rate swap agreements to modify the interest characteristics of its outstanding debt. Each interest rate swap agreement is designated with all or a portion of the principal balance and term of a specific debt obligation. These agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rate change is accrued and recognized as an adjustment to interest expense related to the debt. The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in these consolidated financial statements.

FOREIGN CURRENCY

Results of operations for foreign subsidiaries and foreign equity investees are translated into U.S. dollars using the average exchange rates during the year. The assets and liabilities of those subsidiaries and investees, other than those of operations in highly inflationary countries, are translated into U.S. dollars using the exchange rates at the balance sheet date. The related translation adjustments are recorded in a separate component of shareholders' equity, "Currency translation adjustment". Foreign currency transaction gains and losses, as well as gains and losses from translation of financial statements of subsidiaries and investees in highly inflationary countries, are included in operations.

STOCK BASED COMPENSATION

The Company accounts for its stock-based award plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, under which compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price. Note J provides pro forma net income and pro forma earnings per share disclosures as if the stock-based awards had been accounted for using the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes new rules for the recognition and measurement of derivatives and hedging activities. Statement 133 is amended by Statement 137 Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and Statement 138 Accounting for Derivative Instruments and Hedging Activities (an amendment to Statement 133), is effective for years beginning after June 15, 2000. The Company adopted this statement January 1, 2001. Had the Company elected early adoption of Statement 133, total assets and long-term debt at December 31, 2000 would have increased $49.0 million each. As part of the adoption of Statement 133 on January 1, 2001, the Company reclassified 2.0 million shares of its investment in American Tower Corporation that had been classified as available-for-sale securities under Financial Accounting Standards No. 115 Accounting for Certain Investments in Debt and Equity Securities ("Statement 115") to a trading securities classification. In accordance with Statement 115 and Statement 133, on January 1, 2001, the shares were transferred to a trading classification at their fair market value of $76.2 million, and an unrealized holding gain of $69.7 million was recognized in earnings.

In December 1999, the SEC issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements, ("SAB 101"). The bulletin summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition. SAB 101, as amended through June 26, 2000 is required to be implemented in the fourth quarter of 2000. Accordingly, the Company has implemented SAB 101 in the financial statements filed herewith. Implementation of this statement did not materially impact the financial position or results of operations of the Company.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44. "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"). FIN 44 provides guidance for issues arising in applying APB Opinion No. 25 "Accounting for Stock Issued to Employees." FIN 44 applies specifically to new awards, exchanges of awards in a business combination, modification to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. The requirements of FIN 44 are consistent with the Company's existing accounting policies.


NOTE B - BUSINESS ACQUISITIONS

2000 ACQUISITIONS:

ACKERLEY'S SOUTH FLORIDA OUTDOOR ADVERTISING DIVISION

On January 5, 2000, the Company closed its acquisition of Ackerley's South Florida outdoor advertising division ("Ackerley") for $300.2 million. The Company funded the acquisition with advances on its credit facilities. The acquisition was accounted for as a purchase, with resulting goodwill of approximately

$208.3 million, which is being amortized over 25 years on a straight-line basis. The results of operations of Ackerley have been included in the financial statements of the Company beginning January 5, 2000.

AMFM MERGER

On August 30, 2000, the Company closed its merger with AMFM Inc. ("AMFM") Pursuant to the terms of the merger agreement, each share of AMFM common stock was exchanged for 0.94 shares of the Company's common stock. Approximately 205.4 million shares of the Company's common stock were issued in the AMFM merger, valuing the merger, based on the average market price of the Company's common stock at the signing of the merger agreement, at $15.9 billion plus the assumption of AMFM's outstanding debt of $3.5 billion. Additionally, the Company assumed options and common stock warrants with a fair value of $1.2 billion, which are convertible, subject to applicable vesting, into approximately 25.5 million shares of the Company's common stock. The Company refinanced $540.0 million of AMFM's long-term debt at the closing of the merger using its credit facility. The AMFM merger was accounted for as a purchase with resulting goodwill of approximately $7.1 billion, which is being amortized over 25 years on a straight-line basis. This purchase price allocation is preliminary pending completion of appraisals and other fair value analysis of assets and liabilities. The results of operations of AMFM have been included in the financial statements of the Company beginning August 30, 2000.

In connection with the AMFM merger and governmental directives, the Company divested 39 radio stations for $1.2 billion, resulting in a gain on sale of $805.2 million and an increase in income tax expense of $306.0 million. The Company deferred a portion of this tax expense based on its replacing the stations sold with qualified assets. Of the $1.2 billion proceeds, $839.7 million was placed in restricted trusts for the purchase of replacement properties. In addition, restricted cash of $439.9 million was acquired from AMFM related to the divestiture of AMFM radio stations in connection with the merger. The following table details the reconciliation of divestiture and acquisition activity in the restricted trust accounts:

(In thousands)
Restricted cash resulting from Clear Channel divestitures                    $    839,717
Restricted cash purchased in AMFM merger                                          439,896
Restricted cash used in acquisitions                                             (670,228)
Interest, net of fees                                                              18,756
                                                                             ------------
Restricted cash balance at December 31, 2000                                      628,141
Less current portion                                                              308,691
                                                                             ------------
Long-term restricted cash                                                    $    319,450
                                                                             ============

On February 21, 2001, the restricted trusts expired and the $308.7 million not expended on replacement radio assets was refunded to the Company.

SFX MERGER

On August 1, 2000, the Company consummated its merger with SFX Entertainment, Inc. ("SFX") Pursuant to the terms of the merger agreement, each share of SFX Class A common stock was exchanged for 0.6 shares of the Company's common stock and each share of SFX Class B common stock was exchanged for one share of the Company's common stock. Approximately, 39.2 million shares of the Company's common stock were issued in the SFX merger. Based on the average market price of the Company's common stock at the signing of the merger agreement, the merger was valued at $2.9 billion plus the assumption of SFX's outstanding debt of $1.5 billion. Additionally, the Company assumed all stock options and common stock warrants with a fair value of $211.8 million, which are exercisable for approximately 5.6 million shares of the Company's common stock. The Company refinanced $815.8 million of SFX's $1.5 billion of long-term debt at the closing of the merger using its credit facilities. The SFX merger was accounted for as a purchase with resulting goodwill of approximately $4.1 billion, which is being amortized over 20 years on a straight-line basis. This purchase price allocation is preliminary pending completion of appraisals and other fair value analysis of assets and liabilities. The results of operations of SFX have been included in the financial statements of the Company beginning August 1, 2000.

A number of lawsuits were filed by holders of SFX Class A common stock alleging, among other things, that the difference in consideration for the Class A and Class B shares constituted unfair consideration to the Class B holders and that the SFX board breached its fiduciary duties and that the Company aided and abetted the actions of the SFX board. On September 28, 2000, the Company issued approximately .4 million shares of its common stock, valued at $29.3 million, as settlement of these lawsuits and has included the value of these shares as part of the purchase price.

DONREY MEDIA GROUP

On September 1, 2000, the Company completed its acquisition of the assets of Donrey Media Group ("Donrey") for $372.6 million in cash consideration. The Company funded the acquisition with advances on its credit facilities. The acquisition was accounted for as a purchase, with resulting goodwill of approximately $290.3 million, which is amortized over 25 years on a straight-line basis. The results of operations of the Donrey markets have been included in the financial statements of the Company beginning September 1, 2000.

OTHER

In addition to the acquisitions discussed above, the Company acquired substantially all of the assets of 148 radio stations, 66,286 outdoor display faces and the live entertainment segment acquired sporting, music and theatrical events promotions, racing promotion, and venue management assets. The aggregate cash paid for these acquisitions was approximately $1.2 billion.

The Company has entered in various acquisition agreements that provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired company. The Company will continue to accrue additional amounts related to such contingent payments when it can be determined that the applicable financial targets will be reached and the amount can be estimated.

The results of operations for 2000 and 1999 include the operations of each business acquired from the respective date of acquisition. Unaudited pro forma consolidated results of operations, assuming the 1999 acquisitions of Jacor, Dame Media and Dauphin and the 2000 acquisitions of Ackerley, SFX, AMFM and Donrey had occurred at January 1, 1999, would have been as follows:

(In thousands, except per share data)

                                                            Pro Forma (Unaudited)
                                                          Year Ended December 31,
                                                       ----------------------------
                                                           2000            1999
                                                           ----            ----
         Net revenue                                   $ 7,997,849     $ 6,615,391
         Net loss                                      $  (711,133)    $  (502,044)
         Net loss per common share:
           Basic and Diluted                           $     (1.22)    $      (.86)

The pro forma information above is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had these acquisitions occurred at the beginning of 1999, nor is it indicative of future results of operations. The Company made other acquisitions during 2000, the effects of which, individually and in aggregate, were not material to the Company's consolidated financial position or results of operations.

1999 ACQUISITIONS:

DAME MEDIA

On July 1, 1999, the Company closed its merger with Dame Media, Inc. ("Dame Media"). Pursuant to the terms of the agreement, the Company exchanged approximately 1.0 million shares of its common stock for 100% of the outstanding stock of Dame Media, valuing this merger at approximately $65.0 million. In addition the Company assumed $32.7 million of long term debt, which was immediately refinanced utilizing the Company's credit facility. Dame Media's operations include 21 radio stations in five markets located in New York and Pennsylvania. The Company began consolidating the results of operations on July 1, 1999.

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

JACOR

On May 4, 1999, the Company closed its merger with Jacor Communications, Inc. ("Jacor"). Pursuant to the terms of the agreement, each share of Jacor common stock was exchanged for 1.1573151 shares of the Company's common stock or approximately 60.9 million shares valued at $4.2 billion. In addition, the Company assumed approximately $1.4 billion of Jacor's long-term debt, as well as Jacor's Liquid Yield Option Notes with a fair value of approximately $490.1 million, which are convertible into approximately 7.1 million shares of the Company's common stock. The Company also assumed options, stock appreciation rights and common stock warrants with a fair value of $414.9 million, which are convertible into approximately 9.2 million shares of the Company's common stock. The Company refinanced $850.0 million of Jacor's long-term debt at the closing of the merger using the Company's credit facility. Subject to a change in control tender, the Company redeemed an additional $22.1 million of Jacor's long-term debt. Included in the Jacor assets acquired is $83.0 million of restricted cash related to the disposition of Jacor assets in connection with the merger. This merger has been accounted for as a purchase with resulting goodwill of approximately $3.1 billion, which is being amortized over 25 years on a straight-line basis. The results of operations of Jacor have been included in the Company's financial statements beginning May 4, 1999.

In order to comply with governmental directives regarding the Jacor merger, the Company divested certain assets valued at $205.8 million and swapped other assets valued at $35.0 million in transactions with various third parties, resulting in a gain on sale of assets related to mergers of $138.7 million and an increase in income tax expense (at the Company's statutory rate of 38%) of $52.0 million during 1999. The Company deferred the majority of this tax expense based on its replacing the stations sold with qualified assets. The proceeds from divestitures were held in restricted trusts until the replacement properties were purchased.

The following table details the reconciliation of divestiture and acquisition activity in the restricted trust accounts:

(In thousands)

Restricted cash resulting from Clear Channel divestitures                       $ 205,800
Restricted cash purchased in Jacor Merger                                          83,000
Restricted cash used in acquisitions                                             (246,228)
Restricted cash refunded                                                          (41,451)
Other changes to restricted cash                                                    3,228
                                                                                ---------
Restricted cash balance at December 31, 1999                                    $   4,349
                                                                                =========

During 2000, this restricted trust expired and the residual balance was refunded to the Company.

OTHER

Also during 1999, the Company acquired substantially all of the assets of nine radio stations in six domestic markets, 2,789 outdoor display faces in 29 domestic markets and in malls throughout the U.S. and 72,326 outdoor display faces in eight international markets. The aggregate cash paid for these acquisitions was approximately $739.3 million.

The results of operations for 1999 and 1998 include the operations of each station, for which the Company purchased the license, as well as all other businesses acquired, from the respective date of acquisition. Unaudited pro forma consolidated results of operations, assuming the acquisitions of Dauphin, Dame and Jacor as well as significant acquisitions from 1998 had occurred at January 1, 1998, would have been as follows:

(In thousands, except per share data)

                                                            Pro Forma (Unaudited)
                                                          Year Ended December 31,
                                                       ----------------------------
                                                           1999            1998
                                                           ----            ----
         Net revenue                                   $ 3,082,640     $ 2,629,290
         Net loss                                      $   (65,728)    $  (125,633)
         Net loss per common share:
           Basic and Diluted                           $      (.20)    $      (.41)

The pro forma information above is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had the acquisitions occurred at the beginning of 1998, nor is it indicative of future results of operations. The Company made other acquisitions during 1999, the effects of which, individually and in aggregate, were not material to the Company's consolidated financial position or results of operations.

The following is a summary of the assets acquired and the consideration given for acquisitions:

(In thousands)

                                                                     2000                    1999
                                                                     ----                    ----
         Property, plant and equipment                        $   1,703,871             $   654,430
         Accounts receivable                                        826,426                 329,999
         Goodwill and FCC licenses                               29,705,197               7,465,495
         Investments                                              1,316,241                  20,210
         Other assets                                             1,611,208                 672,330
                                                              -------------             -----------
                                                                 35,162,943               9,142,464

         Long-term debt                                          (4,999,900)             (1,942,185)
         Other liabilities                                       (2,016,676)               (511,407)
         Deferred tax                                            (5,223,905)               (789,186)
         SFX shares held prior to merger                            (84,881)                     --
         Common stock issued                                    (20,283,157)             (4,673,138)
                                                              --------------            -----------
                                                                (32,608,519)             (7,915,916)
                                                              -------------             -----------
         Total cash consideration                                 2,554,424               1,226,548
         Less: Restricted cash used                                 670,228                 246,228
                                                              -------------             -----------
         Cash paid for acquisitions                           $   1,884,196             $   980,320
                                                              =============             ===========

RESTRUCTURING

Due to the AMFM and SFX mergers, the Company formalized a plan to restructure the AMFM and SFX operations. The Company communicated to all effected employees that the AMFM corporate offices in Dallas and Austin, Texas would close by March 31, 2001 and that the SFX corporate office in New York would close by June 30, 2001. Other operations of AMFM have or will be either discontinued or integrated into existing similar operations. As of December 31, 2000, the restructuring has resulted in the actual termination of 361 employees and the pending termination of approximately 100 more employees. It is expected that the majority of the restructuring will be completed by June 30, 2001. The Company has recorded a liability in purchase accounting primarily related to severance for terminated employees as follows:

(In thousands)

                                                                                 December 31,
                                                                              ------------------
                                                                              2000          1999
                                                                              ----          ----
     Severance costs:
         Severance accrual at January 1                                  $     1,882    $       975
         Estimated costs charged to restructuring
             accrual in purchase accounting                                  147,525         13,000
         Adjustments to purchase accounting                                   (1,735)            --
         Payments charged against restructuring
             accrual                                                         (37,407)       (12,093)
                                                                         -----------    -----------

     Remaining severance accrual                                         $   110,265    $     1,882
                                                                         ===========    ===========


     Lease termination and other restructuring costs:
         Lease accrual at January 1                                      $     2,466    $     5,000
         Estimated costs charged to restructuring
             accrual in purchase accounting                                   46,473             --
         Adjustments to purchase accounting                                   (2,466)            --
         Payments charged against restructuring
             accrual                                                          (3,447)        (2,534)
                                                                         -----------    -----------

     Remaining lease and other restructuring cost accrual                $    43,026    $     2,466
                                                                         ===========    ===========


NOTE C - INVESTMENTS

The Company's most significant investments in non-consolidated affiliates are listed below:

AUSTRALIAN RADIO NETWORK

The Company owns a fifty-percent (50%) interest in Australian Radio Network ("ARN"), an Australian company that owns and operates radio stations, a narrowcast radio broadcast service and a radio representation company in Australia.

HISPANIC BROADCASTING CORPORATION

The Company owns 26% of the total number of shares of Hispanic Broadcasting Corporation ("HBC"), a leading domestic Spanish-language radio broadcaster. At December 31, 2000, the fair market value of the Company's shares of HBC was $2.1 billion.

GRUPO ACIR COMUNICACIONES

In April 1998 the Company purchased a forty-percent (40%) interest in Grupo ACIR Comunicaciones ("ACIR"), a Mexican radio broadcasting company. ACIR owns and operates 157 radio stations throughout Mexico.

WHITE HORSE

In April 1998 the Company purchased a fifty-percent (50%) interest in Hainan White Horse Advertising Media Investment Co. Ltd. ("White Horse"), a Chinese company that operates street furniture displays throughout China.

SUMMARIZED FINANCIAL INFORMATION

The following table summarizes the Company's investments in these nonconsolidated affiliates:

(In thousands)

                                                                                White          All
                                         ARN          HBC          ACIR         Horse        Others         Total
                                         ---          ---          ----         -----        ------         -----

At December 31, 1999                  $  65,364   $  146,775    $  54,265    $  39,971    $  74,543     $   380,918
Acquisition of new investments               --           --           --           --       31,240          31,240
Additional investment, net               (5,898)          --           11           --       12,412           6,525
Equity in net earnings                    2,153       10,854        3,136        3,009        5,080          24,232
Amortization of excess cost                  --           --       (1,896)          --       (1,024)         (2,920)
Foreign currency transaction
    adjustment                             (492)          --           --           --           --            (492)
Foreign currency translation
    adjustment                           (3,321)          --          (73)          71       (8,877)        (12,200)
                                      ---------   ----------    ---------    ---------    ---------     -----------
At December 31, 2000                  $  57,806   $  157,629    $  55,443    $  43,051    $ 113,374     $   427,303
                                      =========   ==========    =========    =========    =========     ===========

These investments are not consolidated, but are accounted for under the equity method of accounting, whereby the Company records its investments in these entities in the balance sheet as "Investments in, and advances to, nonconsolidated affiliates." The Company's interests in their operations are recorded in the statement of earnings as "Equity in earnings of nonconsolidated affiliates." Other income derived from transactions with nonconsolidated affiliates consists of interest, management fees and other transaction gains, which aggregated $4.3 million in 2000, $7.4 million in 1999 and $5.8 million in 1998, and are recorded in the Consolidated Statement of Earnings as "Equity in earnings of nonconsolidated affiliates." Accumulated undistributed earnings included in Retained Earnings for these investments was $39.0 million, $18.2 million and $7.4 million for December 31, 2000, 1999 and 1998, respectively.

OTHER INVESTMENTS

Other investments at December 31, 2000 and 1999 include marketable equity securities recorded at market value of $1.6 billion and $.8 billion (cost basis of $1.4 billion and $.3 billion), respectively. In connection with the completion of the AMFM merger, Clear Channel and AMFM entered into a Consent Decree with the Department of Justice regarding AMFM's investment in Lamar Advertising Company. The Consent Decree, among other things, required the Company to sell all of its 26.2 million shares of Lamar by December 31, 2002 and relinquish all shareholder rights during the disposition period. As a result, the Company does not exercise significant influence and has accounted for this investment under the cost method of accounting. During 2000, a loss of $5.8 million was realized on the sale of 1.3 million shares of Lamar, which was recorded in "Gain on sale of assets related to mergers." During 1999 and 1998, gains of $22.9 million and $39.2 million were realized on the sale of various available-for-sale marketable equity securities, which was recorded in "Other income (expense) - net", respectively. At December 31, 2000 and

1999, accumulated unrealized gains, net of tax, of $105.7 million and $328.6 million, respectively, were recorded as a separate component of shareholders' equity.


NOTE D - LONG-TERM DEBT

Long-term debt at December 31, 2000 and 1999 consisted of the following:
(In thousands)

                                                                                                December 31,
                                                                                           ---------------------
                                                                                           2000             1999
                                                                                           ----             ----
Revolving line of credit facilities                                                 $   3,203,756    $      743,750
Multi-currency revolving line of credit facility                                               --           483,868
Senior Notes:
     1.5% Convertible Notes Due 2002                                                    1,000,000         1,000,000
     Floating Rate Notes Due 2002                                                         250,000                --
     2.625% Convertible Notes Due 2003                                                    575,000           575,000
     7.25% Senior Notes Due 2003                                                          750,000                --
     7.875% Notes Due 2005                                                                750,000                --
     6.5% Notes (denominated in Euro) Due 2005                                            612,560                --
     6.6250% Senior Notes Due 2008                                                        125,000           125,000
     7.65% Senior Notes Due 2010                                                          750,000                --
     6.875% Senior Debentures Due 2018                                                    175,000           175,000
     7.25% Debentures Due 2027                                                            300,000           300,000
Various subsidiary level notes                                                          1,441,070           571,405
Other long-term debt                                                                      235,378           168,130
                                                                                    -------------    --------------
                                                                                       10,167,764         4,142,153
Less: current portion                                                                      67,736            48,610
                                                                                    -------------    --------------
Total long-term debt                                                                $  10,100,028    $    4,093,543
                                                                                    =============    ==============


REVOLVING LINE OF CREDIT FACILITIES

The Company has three separate revolving lines of credit facilities. Interest rates for each facility are based upon prime, LIBOR, or Federal funds rates at the Company's discretion. The first is a $1.9 billion revolving long-term line of credit facility payable to banks, which converted into a reducing revolving line of credit on the last business day of September 2000, with quarterly repayment of the principal to continue through the last business day of June 2005, when the commitment must be paid in full. At December 31, 2000, $1.8 billion was outstanding and $.1 billion was available for future borrowings. The second is a new $1.5 billion credit facility, entered into in August 2000. This is a five-year multi-currency revolving credit facility. At December 31, 2000, $1.3 billion was outstanding and $.2 billion was available for future borrowings. The third is a $1.5 billion credit facility that is a 364-day revolving credit facility, which the Company has the option upon maturity to convert into a term loan with a five-year maturity. At December 31, 2000, the outstanding balance was $.1 billion and $1.4 billion was available for future borrowings.

At December 31, 2000, interest rates on the revolving line of credit facilities varied from 5.575% to 7.335%.

MULTI-CURRENCY REVOLVING LINE OF CREDIT FACILITY

The Company had a 364-day multi-currency revolving credit facility for $1.0 billion. On August 30, 2000, in conjunction with the closing of the new $1.5 billion credit facility, the Company repaid all outstanding borrowings and terminated the facility.

SENIOR NOTES

All fees and initial offering discounts are being amortized as interest expense over the life of the note. The aggregate face value and market value of the senior notes was approximately $5.3 billion and $5.2 billion, respectively at December 31, 2000.

1.5% Convertible Notes: The notes are convertible into the Company's common stock at any time following the date of original issuance, unless previously redeemed, at a conversion price of $105.82 per share, subject to adjustment in certain events. The Company has reserved 9,453,582 of its common stock for the conversion of these notes.

2.625% Convertible Notes: The notes are convertible into the Company's common stock at any time following the date of original issuance, unless previously redeemed, at a conversion price of $61.95 per share, subject to adjustment in certain events. The Company has reserved 9,281,679 of its common stock for the conversion of these notes. The notes are redeemable, in whole or in part, at the option of the Company at any time on or after April 1, 2001 and until March 31, 2002 at 101.050%; on or after April 1, 2002 and until March 31, 2003 at 100.525%; and on or after April 1, 2003 at 100%, plus accrued interest.

VARIOUS SUBSIDIARY LEVEL NOTES

The aggregate face value and market value of the various subsidiary level notes was approximately $1.4 billion at December 31, 2000.

Notes assumed in Jacor Merger: On December 14, 1999 the Company completed a tender offer for the 10.125% senior subordinated notes due June 15, 2006; 9.75% senior subordinated notes due December 15, 2006; 8.75% senior subordinated notes due June 15, 2007; and 8.0% senior subordinated notes due February 15, 2010. An agent acting on behalf of the Company redeemed notes with a face value of approximately $516.6 million and a redemption value of $570.4 million. Cash settlement of the amount due to the agent was completed on January 14, 2000 and was funded through the Company's credit facilities. Including premiums, discounts, and agency fees, the Company recognized approximately $13.2 million as an extraordinary charge against net income, net of tax of approximately $8.1 million. After redemption, approximately $1.0 million of the notes remain outstanding at December 31, 2000.

Notes assumed in SFX Merger: On October 10, 2000, the Company, launched a tender offer for any and all of its 9.125% Senior Subordinated Notes due 2008. An agent acting on the Company's behalf redeemed notes with a redemption value of approximately $602.9 million. Cash settlement of the amount due to the agent was completed in November 2000. After redemption, approximately $1.6 million of the notes remain outstanding at December 31, 2000.

Notes assumed in AMFM Merger: On September 29, 2000, the Company redeemed all of the outstanding 9% Senior Subordinated Notes due 2008, originally issued by Chancellor Media Corporation or one of its subsidiaries, for $829.0 million subject to change of control provisions in the indentures. In October, the Company redeemed, also subject to change of control provisions in the indentures, all of the outstanding 9.25% Senior Subordinated Notes due 2007, originally issued by Capstar Radio Broadcasting Partners, Inc. the 12% Exchange Debentures due 2009, originally issued by Capstar Broadcasting Partners, Inc. and the 12.75% Senior Discount Notes due 2009, originally issued by Capstar Broadcasting Partners, Inc., for a total of $508.5 million. On October 6, 2000, the Company made payments of $231.4 million pursuant to mandatory offers to repurchase due to a change of control on the following series of AMFM debt: 8% Senior Notes due 2008, 8.125% Senior Subordinated Notes due 2007 and 8.75% Senior Subordinated Notes due 2007, originally issued by Chancellor Media Corporation or one of its subsidiaries, as well as the 12.625% Exchange Debentures due 2006, originally issued by SFX Broadcasting (AMFM Operating Inc.). The aggregate remaining balance of these series of AMFM long-term bonds was $1.4 billion at December 31, 2000.

Chancellor Media Corporation, Capstar Radio Broadcasting Partners, Inc., Capstar Broadcasting Partners, Inc., SFX Broadcasting, and AMFM Operating Inc., or their successors are all indirect wholly-owned subsidiaries of the Company.


Future maturities of long-term debt at December 31, 2000 are as follows:

(In thousands)

     2001                               $      67,736
     2002                                   1,570,304
     2003                                   1,773,644
     2004                                     445,074
     2005                                   3,504,150
     Thereafter                             2,806,856
                                        -------------
                                        $  10,167,764
                                        =============


NOTE E - FINANCIAL INSTRUMENTS

The Company is exposed to market risks, such as changes in interest rate and currency exchange rates. To manage the volatility relating to these exposures, the Company enters into various derivative transactions. The financial impact of these hedging instruments are offset in part or in whole by corresponding changes in the underlying exposures being hedged. The Company does not hold or issue derivative financial instruments for trading purposes.

INTEREST RATE MANAGEMENT

The Company's policy is to manage interest cost using a mix of fixed and variable rate debt. To manage this mix in a cost-efficient manner, the Company enters into interest rate swaps in which the Company agrees to exchange, at specified variables, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps are designated to hedge underlying debt obligations. The terms of the underlying debt and the interest rate swap agreement coincide, therefore the hedge will perfectly offset the changes in the fair value of the underlying debt. Currently, the interest rate differential is reflected as an adjustment to interest expense over the life of the swap. The incremental effect on interest expense for 2000 was not material.

At December 31, 2000, the notional amount of interest rate swaps and the underlying principal amount of the debt were $1.5 billion. The fair value of the underlying debt and the related interest rate swaps as of December 31, 2000, was $1.5 billion and $49 million, respectively.

CURRENCY RATE MANAGEMENT

As a result of the Company's foreign operations, the Company is exposed to foreign currency exchange risks related to its net assets in foreign countries. To manage the risk, from time to time the Company enters into foreign denominated debt to hedge movements in currency exchange rates.

The Company's major foreign currency exposure involves markets operating in Euros and the British pound. The primary purpose of the Company's foreign currency hedging activities is to offset the changes in the fair value of the underlying debt with the translation gain or losses associated with the Company's foreign operating results. Since the debt is denominated in the same currency of the foreign operation, the hedge will offset the changes in the foreign currency and the change in the corresponding net investment.

At December 31, 2000, the notional amount and fair value of foreign currency denominated debt was $787.2 million and $824.5 million, respectively. Currency translation gains and (losses) related to such debt was $30.0 million, $24.4 million and $(3.0) million in 2000, 1999 and 1998, respectively.


NOTE F - LIQUID YIELD OPTION NOTES

The Company assumed two issues of Liquid Yield Option Notes ("LYONs") as a part of the merger with Jacor on May 4, 1999.

LYONs due 2018

The Company assumed 4.75% LYONs due 2018 with a fair value of $225.4 million. Each LYON has a principal amount at maturity of $1,000 and is convertible, at the option of the holder, at any time on or prior to maturity, into the Company's common stock at a conversion rate of 7.227 shares per LYON. The LYONs due 2018 had a balance, net of redemptions, conversions to common stock, amortization of premium, and accretion of interest, at December 31, 2000, of $237.0 million and approximate fair value of $208.0 million. At December 31, 2000, approximately 3.1 million shares of common stock were reserved for the conversion of the LYONs due 2018.

The LYONs due 2018 are not redeemable by the Company prior to February 9, 2003. Thereafter, the LYONs are redeemable for cash at any time at the option of the Company in whole or in part, at redemption prices equal to the issue price plus accrued original issue discount to the date of redemption.

The LYONs due 2018 can be purchased by the Company, at the option of the holder, on February 9, 2003; February 9, 2008; and February 9, 2013; for a purchase price of $494.52, $625.35 and $790.79, respectively, representing a 4.75% yield per annum to the holder on such date. The Company, at its option, may elect to pay the purchase price on any such purchase date in cash or common stock, or any combination thereof.

LYONs due 2011

The Company assumed 5.5% LYONs due 2011 with a fair value of $264.8 million. Each LYON has a principal amount at maturity of $1,000 and is convertible, at the option of the holder, at any time on or prior to maturity, into the Company's common stock at a conversion rate of 15.522 shares per LYON. The LYONs due 2011 had a balance, net of redemptions, conversions to common stock, amortization of premium, and accretion of interest, at December 31, 2000, of $260.1 million and approximate fair value of $200.2 million. At December 31, 2000, approximately 3.9 million shares of common stock were reserved for the conversion of the LYONs due 2011.

The LYONs due 2011 are not redeemable by the Company prior to June 12, 2001. Thereafter, the LYONs are redeemable for cash at any time at the option of the Company in whole or in part, at redemption prices equal to the issue price plus accrued original issue discount to the date of redemption.

The LYONs due 2011 can be purchased by the Company, at the option of the holder, on June 12, 2001 and June 12, 2006 for a purchase price of $581.25 and $762.39, respectively, representing a 5.5% yield per annum to the holder on such date. The Company, at its option, may elect to pay the purchase price on any such purchase date in cash or common stock, or any combination thereof.


NOTE G - COMMITMENTS

The Company leases office space, certain broadcasting facilities, equipment and the majority of the land occupied by its outdoor advertising structures under long-term operating leases. Some of the lease agreements contain renewal options and annual rental escalation clauses (generally tied to the consumer price index or a maximum of 5%), as well as provisions for the payment of utilities and maintenance by the Company. As of December 31, 2000, the Company's future minimum rental commitments, under noncancelable lease agreements with terms in excess of one year, consist of the following:

(In thousands)

     2001                                $    346,187
     2002                                     312,225
     2003                                     272,892
     2004                                     227,864
     2005                                     194,371
     Thereafter                             1,220,989
                                         ------------
                                         $  2,574,528
                                         ============

Rent expense charged to operations for 2000, 1999 and 1998 was $429.5 million, $306.4 million and $200.6 million, respectively.


NOTE H - CONTINGENCIES

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

As of December 31, 2000 and 1999, the Company guaranteed third party debt of approximately $280.0 million and $40.1 million, respectively, primarily related to long-term operating contracts. A substantial portion of the debt is secured by the third party's associated operating assets.


NOTE I - INCOME TAXES

Significant components of the provision for income taxes are as follows:

(In thousands)

                                                                2000                1999                1998
                                                                ----                ----                ----
Current - federal                                           $    63,366         $   82,452         $    36,084
Deferred - domestic                                             340,999             30,111              30,627
Deferred - state                                                 29,228             13,275               4,702
Deferred - foreign                                               16,484            (10,049)                 --
State                                                            10,364             14,547               3,156
Foreign                                                           4,290             14,324                (373)
                                                            -----------         ----------         -----------
Total                                                       $   464,731         $  144,660         $    74,196
                                                            ===========         ==========         ===========

Included in current - federal for 1999 is $8.1 million of benefit related to the extraordinary loss resulting from early extinguishment of long-term debt.

Significant components of the Company's deferred tax liabilities and assets as of December 31, 2000 and 1999 are as follows:

(In thousands)

                                                        2000                        1999
                                                        ----                        ----
Deferred tax liabilities:
Intangibles and fixed assets                     $   6,597,084             $   1,158,688
Unrealized gain in marketable securities               232,273                   181,114
Accrued liabilities                                    120,636                        --
Foreign                                                115,039                    98,720
Equity in earnings                                       5,156                        --
Other                                                    4,914                     1,612
                                                 -------------             -------------
Total deferred tax liabilities                       7,075,102                 1,440,134

Deferred tax assets:
Accrued expenses                                       144,917                    10,651
Long-term debt                                          93,284                    76,864
Operating loss carryforwards                            15,454                    84,934
Bad debt reserves                                       22,355                     6,271
Deferred income                                         11,403                        --
Other                                                   16,491                     9,248
                                                 -------------             -------------
Total gross deferred tax assets                        303,904                   187,968
Valuation allowance                                         --                    37,617
                                                 -------------             -------------
Total deferred tax assets                              303,904                   150,351
                                                 -------------             -------------
Net deferred tax liabilities                     $   6,771,198             $   1,289,783
                                                 =============             =============

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

(In thousands)

                                  2000                    1999                   1998
                           ------------------      ------------------     ------------------
                            Amount     Percent     Amount     Percent      Amount     Percent
                            ------     -------     ------     -------      ------     -------
Income tax expense
  at statutory rates      $ 249,739       35%     $ 83,439       35 %     $44,880         35%
State income taxes, net
  of federal tax benefit     25,686        3%       18,084        8 %       5,108          4%
Amortization of goodwill    169,365       24%       54,279       23 %      21,365         17%
Other, net                   19,941        3%      (11,142)      (5)%       2,843          2%
                          ---------     -----     --------     ------     -------      ------
                          $ 464,731       65%     $144,660        61%     $74,196         58%
                          =========     =====     ========     ======     =======      ======



Included in the above reconciliation of income tax for 1999 is $8.1 million of benefit related to extraordinary loss resulting from early extinguishment of long-term debt.

The Company has certain net operating loss carryforwards amounting to $40.7 million, which expire in the year 2018. These loss carryforwards were generated by certain acquired companies prior to their acquisition by the Company. During the current year, the Company utilized $188.4 million in net operating loss carryforwards.

The Company established a valuation allowance against its acquired operating loss carryforwards generated by certain companies acquired during 1999 and 1998 following an assessment of the likelihood of realizing such amounts. During 2000, based on a reassessment of the likelihood of the realization of future benefits, the Company reduced the valuation allowance to zero.


NOTE J - CAPITAL STOCK

ELLER PUT/CALL AGREEMENT

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

COMMON STOCK WARRANTS

The Company assumed two issues of fully exercisable common stock warrants as a part of the merger with Jacor in 1999 with a fair value of $253.4 million.

Warrants expiring September 18, 2001

The Company assumed 21.6 million common stock warrants that expire on September 18, 2001. Each warrant represents the right to receive .2355422 shares of the Company's common stock, at an exercise price of $24.19 per full share of the Company's common stock. The Company issued 220 and 5,850 shares of common in 2000 and 1999, respectively, on exercises of these common stock warrants. At December 31, 2000, approximately 5.1 million shares of common stock were reserved for the conversion of these warrants.

Warrants expiring February 27, 2002

The Company assumed 3.6 million common stock warrants that expire on February 27, 2002. Each warrant represents the right to receive .1304410 shares of the Company's common stock, at an exercise price of $34.56 per full share of the Company's common stock. The Company issued 99,550 and 8,255 shares of common in 2000 and 1999, respectively, on exercises of these common stock warrants. At December 31, 2000, approximately .4 million shares of common stock were reserved for the conversion of these warrants.

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

As a result of the mergers with Jacor in 1999 and AMFM and SFX in 2000, the Company assumed stock options that were granted to employees and affiliates of these companies. These options were granted in accordance with each respective company's policy and under the terms of each respective company's stock option plans. Pursuant to the respective merger agreements, the Company assumed the obligation to fulfill all options granted in accordance with the original grant terms.

The following table presents a summary of the Company's stock options outstanding at and stock option activity during the years ended December 31, 2000, 1999 and 1998.


(In thousands, except per share data)                                          Weighted
                                                                                Average
                                                                            Exercise Price
                                                                Options (1)    Per Share
                                                                -----------    ---------
Options outstanding at January 1, 1998                             5,858           8.00
Options granted in acquisitions                                      215          25.00
Options granted                                                    1,401          44.00
Options exercised (3)                                             (1,339)          5.00
Options forfeited                                                   (128)         43.00
                                                                  ------
Options outstanding at December 31, 1998                           6,007          17.00
                                                                  ======

Weighted average fair value of options granted during 1998                        21.00

Options outstanding at January 1, 1999                             6,007          17.00
Options assumed in acquisitions                                    3,666          28.00
Options granted                                                    1,580          63.00
Options exercised (3)                                             (2,989)         13.00
Options forfeited                                                   (214)         38.00
                                                                  ------
Options outstanding at December 31, 1999                           8,050          32.00
                                                                  ======

Weighted average fair value of options granted during 1999                        26.00

(In thousands, except per share data)                                          Weighted
                                                                                Average
                                                                            Exercise Price
                                                                Options (1)    Per Share
                                                                -----------    ---------
Options outstanding at January 1, 2000                             8,050          32.00
Options assumed in acquisitions (2)                               31,075          40.00
Options granted                                                    3,540          62.00
Options exercised (3)                                             (1,915)         21.00
Options forfeited                                                   (638)         55.00
                                                                 -------
Options outstanding at December 31, 2000 (4)                      40,112          41.00
                                                                 =======

Weighted average fair value of options granted during 2000                        46.00



(1) Adjusted to reflect two-for-one stock split paid on July 1998.

(2) Includes 2.6 million options assumed in the AMFM merger that will vest from January 2001 to April 2005. Non-cash compensation expense of $16.0 million was recorded in 2000, which relates primarily to options held by employees within the Company's radio broadcasting operations.

(3) The Company recognized an income tax benefit of $30.6 million, $48.2 million and $5.3 million relating to the options exercised during 2000, 1999 and 1998, respectively.

(4) Of the 40.1 million options outstanding at December 31, 2000, 33.2 million were exercisable at a weighted average exercise price of $38.24. There were
    12.7 million shares available for future grants under the various option plans at December 31, 2000. Vesting dates range from February 2001 to October 2005, and expiration dates range from February 2001 to October 2010 at exercise prices and average contractual lives as follows:

(In thousands of shares)
                      Outstanding   Weighted Average                   Exercisable    Weighted
       Range of          as of          Remaining     Weighted Average    as of        Average
    Exercise Prices    12/31/00     Contractual Life   Exercise Price   12/31/00   Exercise Price
    ---------------    --------     ----------------   --------------   --------   --------------
$  0.0000 -$ 11.2467      3,800           1.9          $   5.4315         3,800    $    5.4315
  11.2468 -  22.4933      2,810           4.6             15.6382         2,314        15.1000
  22.4934 -  33.7400      7,530           4.9             27.2304         7,371        27.2104
  33.7401 -  44.9867      5,387           6.0             42.5789         4,730        42.7850
  44.9868 -  56.2334     12,171           6.9             49.7825        11,011        49.6714
  56.2335 -  67.4800      6,303           5.3             61.9523         2,863        60.7268
  67.4801 -  78.7267      1,417           6.2             71.7202           600        73.3870
  78.7268 -  89.9734        595           4.5             83.2357           471        82.9732
  89.9735 - 101.2200         74           3.3             97.4899            64        98.3194
 101.2201 - 112.4667         25           0.9            112.4667            25       112.4667
                         ------          ----          ----------        ------     ----------
                         40,112           5.5          $  41.3460        33,249     $  38.2413

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999 and 1998: risk-free interest rates of 6.0%, 6.0% and 5.0% for 2000, 1999 and 1998, respectively; a dividend yield of 0%; the volatility factors of the expected market price of the Company's common stock used was 34%, 30% and 36% for 2000, 1999 and 1998, respectively; and the weighted average expected life of the option was eight years for all options granted on or after July 27, 2000 and six years for options granted prior to July 27, 2000.

Pro forma net income and earnings per share, assuming that the Company had accounted for its employee stock options using the fair value method and amortized such to expense over the options' vesting period is as follows:

                                          2000             1999               1998
                                          ----             ----               ----
Net income before extraordinary item (in thousands)
  As reported                          $ 248,808          $ 85,655          $ 54,031
  Pro forma                            $ 219,898          $ 70,781          $ 47,982

Net income before extraordinary item per common share
  Basic:
    As reported                        $     .59          $    .27          $    .23
    Pro forma                          $     .52          $    .23          $    .20

  Diluted:
    As reported                        $     .57          $    .26          $    .22
    Pro forma                          $     .50          $    .21          $    .20

COMMON STOCK RESERVED FOR FUTURE ISSUANCE

Common stock is reserved for future issuances of, approximately 55.7 million shares for issuance upon the various stock option plans to purchase the Company's common stock (including 40.1 million options currently granted), 9.3 million shares for issuance upon conversion of the Company's 2.625% Senior Convertible Notes, 9.5 million for issuance upon conversion of the Company's 1.5% Senior Convertible Notes, 7.0 million for issuance upon conversion of the Company's LYONs and 5.5 million for issuance upon conversion of the Company's Common Stock Warrants.

RECONCILIATION OF EARNINGS PER SHARE

(In thousands, except per share data)

                                                   2000            1999            1998
                                                   ----            ----            ----
NUMERATOR:
  Net income before extraordinary item         $ 248,808       $  85,655        $  54,031
    Extraordinary item                                --         (13,185)              --
                                               ---------       ---------        ---------
    Net income                                   248,808          72,470           54,031

  Effect of dilutive securities:
    Eller put/call option agreement                   --          (2,300)          (4,299)
    Convertible debt - 2.625% issued in 1998       9,811  *        9,811  *         7,358
    Convertible debt - 1.5% issued in 1999         9,750  *          964  *            --
    LYONs - 1996 issue                                --            (311)              --
    LYONs - 1998 issue                             4,595  *        2,944  *            --
    Less:  Anti-dilutive items                   (24,156)        (13,719)              --
                                               ---------       ---------        ---------
                                                      --          (2,611)           3,059

Numerator for net income per
  common share - diluted                       $ 248,808       $  69,859        $  57,090
                                               =========       =========        =========

DENOMINATOR:
  Weighted average common shares                 423,969         312,610          236,060

  Effect of dilutive securities:
    Stock options and common stock warrants       10,872           8,395            4,098
    Eller put/call option agreement                   --             847            1,972
    Convertible debt - 2.625% issued in 1998       9,282  *        9,282  *         6,993
    Convertible debt - 1.5% issued in 1999         9,454  *          927  *            --
    LYONs - 1996 issue                             3,870           2,556               --
    LYONs - 1998 issue                             3,085  *        2,034  *            --
    Less:  Anti-dilutive items                   (21,821)        (12,243)              --
                                               ---------       ---------        ---------
                                                  14,742          11,798           13,063

Denominator for net income
  per common share - diluted                     438,711         324,408          249,123
                                               =========       =========        =========
Net income per common share:
  Basic:
    Net income before extraordinary item             .59       $     .27        $     .23
    Extraordinary item                                --            (.04)              --
                                               ---------       ---------        ---------
    Net income                                 $     .59       $     .23        $     .23
                                               =========       =========        =========

  Diluted:
    Net income before extraordinary item             .57       $     .26        $     .22
    Extraordinary item                                --            (.04)              --
                                               ---------       ---------        ---------
    Net income                                 $     .57       $     .22        $     .22
                                               =========       =========        =========

* Denotes items that are anti-dilutive to the calculation of earnings per share.

NOTE K - EMPLOYEE STOCK AND SAVINGS PLANS

The Company has various 401(K) savings and other plans for the purpose of providing retirement benefits for substantially all employees. Both the employees and the Company make contributions to the plan. The Company matches a portion of an employee's contribution. Company matched contributions vest to the employees based upon their years of service to the Company. Contributions to these plans of $12.5 million, $7.9 million and $3.8 million were charged to expense for 2000, 1999 and 1998, respectively.

In 2000, the Company initiated a non-qualified employee stock purchase plan for all eligible employees. Under the plan, shares of the company's common stock may be purchased at 85% of the market value on the day of purchase. Employees may purchase shares having a value not exceeding ten percent (10%) of their annual gross compensation or $25,000, whichever is lower. During 2000, employees purchased 118,941 shares at a weighted average share price of $64.00.


NOTE L - OTHER INFORMATION
(In thousands)

                                                          For the year ended December 31,
                                                          -------------------------------
                                                        2000          1999           1998
                                                        ----          ----           ----
The following details the components of "Other
  income (expense) - net":
    Gain (loss) on sale of marketable securities     $  (5,369)     $ 22,930       $39,221
    Reimbursement of capital cost                      (14,370)           --            --
    Gain (loss) on disposal of fixed assets              1,901         2,897       (13,845)
    Minority interest                                   (4,059)       (2,769)         (327)
    Compensation expense relating to subsidiary options     --            --        (8,791)
    IRS and legal settlements                               --            --        (7,400)
    Charitable contribution of treasury shares              --        (4,102)           --
    Other                                                4,764       (11,664)        3,952
                                                     ---------      --------       -------
Total Other income (expense) - net                   $ (17,133)     $  7,292       $12,810
                                                     =========      ========       =======

The following details the income tax expense
  (benefit) on items of other comprehensive income:
     Foreign currency translation adjustments        $   4,270      $  3,036       $ 3,124
     Unrealized gains on securities:
        Unrealized holding gain (loss) arising
        during period                                $(104,264)     $ 98,170       $87,729
      Less:  reclassification adjustment for gains
         on SFX shares held prior to merger          $ (19,668)     $     --       $    --
      Less:  reclassification adjustments for gain
         (loss) included in net income               $   3,919      $ (8,026)      $(13,727)

(In thousands)
                                                                 As of December 31,
                                                                 ------------------
                                                               2000             1999
                                                               ----             ----
The following details the components of "Other
  current assets":
  Current film rights                                        $   17,533      $   19,584
  Inventory                                                      37,017          42,672
  Other                                                          79,323          25,438
                                                             ----------      -----------
Total Other current assets                                   $  133,873      $   87,694
                                                             ==========      ===========

The following details the components of "Accrued expenses":
  Acquisition reserves                                       $  384,025      $   61,922
  Accrued liabilities - other                                   502,879         257,768
                                                             ----------      -----------
Total Accrued expenses                                       $  886,904      $  319,690
                                                             ==========      ===========

The following details the components of "Accumulated
  other comprehensive income":
    Cumulative currency translation adjustment               $ (138,147)     $  (45,851)
    Cumulative unrealized gain on investments                   105,714         328,596
                                                             ----------      -----------
Total Accumulated other comprehensive income                 $  (32,433)     $  282,745
                                                             ==========      ===========


NOTE M - SEGMENT DATA

As a result of the fiscal year 2000 acquisitions of SFX and AMFM, the Company determined that three reportable operating segments - radio broadcasting, outdoor advertising and live entertainment best reflect how the Company is currently managed. Prior years presented have been reclassified to be consistent with the 2000 presentation. Revenue and expenses earned and charged between segments are recorded at fair value.

At December 31, 2000, the radio broadcasting segment included 1,007 radio stations for which the Company is the licensee and 100 radio stations operated under lease management or time brokerage agreements. Of these stations, 1,105 operate in domestic markets and two stations operate in internationally. The radio broadcasting segment also operates various radio networks.

At December 31, 2000, the outdoor advertising segment owned or operated 698,265 advertising display faces. Of these, 149,171 are in over 52 domestic markets and the remaining 549,094 displays are in over 43 international markets.

At December 31, 2000, the live entertainment segment owned or operated 120 venues. Of these, 92 venues are in 38 domestic markets and the remaining 28 venues are in three international markets.

"Other" includes television broadcasting, sports representation, media representation, Internet businesses and corporate expenses.

(In thousands)

                                             2000              1999              1998
                                             ----              ----              ----
Net revenue
  Radio Broadcasting                    $ 2,431,544       $ 1,230,754       $   474,936
  Outdoor Advertising                     1,729,438         1,253,732           709,189
  Live Entertainment                        902,374                --                --
  Other                                     364,210           199,532           171,021
  Eliminations                              (82,260)           (5,858)           (4,206)
                                        -----------       -----------       -----------
Consolidated                            $ 5,345,306       $ 2,678,160       $ 1,350,940

Operating expenses
  Radio Broadcasting                    $ 1,385,848       $   731,062       $   284,798
  Outdoor Advertising                     1,078,540           785,636           395,127
  Live Entertainment                        830,717                --                --
  Other                                     267,861           121,275            91,546
  Eliminations                              (82,260)           (5,858)           (4,206)
                                        -----------       -----------       -----------
Consolidated                            $ 3,480,706        $1,632,115       $   767,265

Depreciation
  Radio Broadcasting                    $    84,345       $    47,890       $    23,821
  Outdoor Advertising                       228,630           201,083            97,461
  Live Entertainment                         23,354                --                --
  Other                                      31,310            14,269            12,760
                                        -----------       -----------       -----------
Consolidated                            $   367,639       $   263,242       $   134,042

Amortization of intangibles
  Radio Broadcasting                    $   714,398       $   276,295       $    59,298
  Outdoor Advertising                       208,719           171,215           100,168
  Live Entertainment                         91,040                --                --
  Other                                      19,267            11,481            11,464
                                        -----------       -----------       -----------
Consolidated                            $ 1,033,424       $   458,991       $   170,930

Operating income
  Radio Broadcasting                    $   241,043       $   165,264       $   110,799
  Outdoor Advertising                       171,974            64,859            92,307
  Live Entertainment                        (54,782)               --                --
  Other                                     (53,357)           23,543            37,772
                                        -----------       -----------       -----------
Consolidated                            $   304,878       $   253,666       $   240,878

Total identifiable assets
  Radio Broadcasting                    $33,685,182       $ 9,562,183       $ 1,912,683
  Outdoor Advertising                     7,683,182         5,056,549         4,887,490
  Live Entertainment                      5,233,960                --                --
  Other                                   3,454,137         2,202,780           739,745
                                        -----------       -----------       -----------
Consolidated                            $50,056,461       $16,821,512       $ 7,539,918

Capital expenditures
  Radio Broadcasting                    $   139,923       $    58,346       $    12,318
  Outdoor Advertising                       250,271           154,133            95,124
  Live Entertainment                         46,707                --                --
  Other                                      58,650            26,259            34,496
                                        -----------       -----------       -----------
Consolidated                            $   495,551       $   238,738       $   141,938

Net revenue of $1.0 billion, $567.2 million and $175.1 million and identifiable assets of $2.7 billion, $1.3 billion and $1.2 billion derived from the Company's foreign operations are included in the data above for the years ended December 31, 2000, 1999 and 1998, respectively.


NOTE N - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

                                      March 31,             June 30,           September 30,               December 31,
                                      ---------             --------           -------------               ------------
                                   2000      1999       2000       1999       2000        1999         2000           1999
                                   ----      ----       ----       ----       ----        ----         ----           ----
Gross revenue                    $871,375  $421,607  $1,078,642  $ 696,13  $1,684,787    $887,854   $2,213,096      $ 986,42
                                 ========  ========  ==========  ========  ==========    ========   ==========      ========
Net revenue                       782,539  $376,787  $  965,875  $617,691  $1,576,719    $796,157   $2,020,173      $887,525
Operating expenses                519,961   244,822     562,729   356,549   1,062,284     495,800    1,335,732       534,944
Non-cash compensation                  --        --          --        --       3,151          --       12,881            --
Depreciation and
amortization                      220,054   110,648     228,687   154,379     372,059     208,627      580,263       248,579
Corporate expenses                 24,578    12,447      27,867    15,884      39,417      16,254       50,765        25,561
                                 --------  --------  ----------  --------  ----------    --------   ----------      --------
Operating income                   17,946     8,870     146,592    90,879      99,808      75,476       40,532        78,441
Interest expense                   55,549    30,731      69,911    44,949     105,335      50,962      152,309        52,762
Gain (loss) on sale of assets
  related to mergers                   --        --          --   136,925     805,183          --      (21,440)        1,734
Equity in earnings of
   nonconsolidated affiliates       2,936     2,196       6,667     1,620       8,433       2,925        7,119        11,442
Other income (expenses)               398     9,818       1,226     1,987      (8,964)     (2,221)      (9,793)       (2,292)
                                 --------  --------  ----------  --------  ----------    --------   ----------      --------
Income (loss) before income
   taxes and extraordinary items  (34,269)   (9,847)     84,574   186,462     799,125      25,218     (135,891)       36,563
Income taxes (1)                    5,133     2,889      53,339    79,962     350,198      23,695       56,061        46,195
                                 --------  --------  ----------  --------  ----------    --------   ----------      --------
Income (loss) before
   extraordinary item             (39,402)  (12,736)     31,235   106,500     448,927       1,523     (191,952)       (9,632)
Extraordinary item                     --        --          --        --          --          --           --       (13,185)
                                 --------  --------  ----------  --------  ----------    --------   ----------      --------
Net income (loss)                $(39,402) $(12,736) $ 31,235$    106,500    $448,927    $  1,523   $ (191,952)     $(22,817)
                                 ========  ========  ==========  ========  ==========    ========   ==========      ========
Net income (loss) per
  common share:
    Basic:
       Income (loss) before
         extraordinary item      $   (.12) $   (.05) $      .09  $    .35  $     1.04    $    .00   $     (.33)     $   (.03)
       Extraordinary item              --        --          --        --          --          --           --          (.04)
                                 --------  --------  ----------  --------  ----------    --------   ----------      --------
       Net income (loss)         $   (.12) $   (.05) $      .09  $    .35  $     1.04    $    .00   $     (.33)     $   (.07)
                                 ========  ========  ==========  ========  ==========    ========   ==========      ========

    Diluted:
       Income (loss) before
         extraordinary item      $   (.12) $   (.05) $      .09  $    .33  $      .96    $    .00   $     (.33)     $   (.03)
       Extraordinary item              --        --          --        --          --          --           --          (.04)
                                 --------  --------  ----------  --------  ----------    --------   ----------      --------
       Net income (loss)         $   (.12) $   (.05) $      .09  $    .33  $      .96    $    .00   $     (.33)     $   (.07)
                                 ========  ========  ==========  ========  ==========    ========   ==========      ========

Stock price:
  High                           $95.5000  $68.1875  $  83.0000  $74.3750  $  85.8125    $80.8125   $  61.0000      $91.5000
  Low                             60.0000   52.0000     62.0625   64.2500     54.7500     60.7500      43.8750       68.5000


(1) Income tax expense in the quarters ended September 30, 2000 and December 31, 2000 includes estimated taxes related to divestiture gains.

The Company's Common Stock is traded on the New York Stock Exchange under the symbol CCU.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        We believe that one of our most important assets is our experienced management team. With respect to our operations, managers are responsible for the day-to-day operation of their respective location. We believe that the autonomy of our management enables us to attract top quality managers capable of implementing our aggressive marketing strategy and reacting to competition in the local markets. Most of our managers have options to purchase our common stock. As an additional incentive, a portion of each manager's compensation is related to the performance of the profit centers for which he or she is responsible. In an effort to monitor expenses, corporate management routinely reviews staffing levels and operating costs. Combined with the centralized financial functions, this monitoring enables us to control expenses effectively. Corporate management also advises local managers on broad policy matters and is responsible for long-range planning, allocating resources, and financial reporting and controls.

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

        The following information is submitted with respect to our executive officers as of December 31, 2000.


                           Age on
                        December 31,                                                   Officer
Name                        2000            Position                                    Since
L. Lowry Mays                65     Chairman/Chief Executive Officer                      1972
Mark P. Mays                 37     President/Chief Operating Officer                     1989
Randall T. Mays              35     Executive Vice President/Chief Financial Officer      1993
Herbert W. Hill, Jr.         41     Senior Vice President/Chief Accounting Officer        1989
Kenneth E. Wyker             39     Senior Vice President/General Counsel and Secretary   1993
W. A. Ripperton Riordan      43     Executive Vice President/Chief Operating Officer -    1995
                                      Television
Karl Eller                   72     Chief Executive Officer - Eller Media                 1997
Roger Parry                  47     Chief Executive Officer - Clear Channel International 1998
Paul Meyer                   58     President/Chief Operating Officer - Eller Media       1999
Juliana F. Hill              31     Senior Vice President/Finance                         1999
Randy Michaels               48     Chairman/Chief Executive Officer - Radio Group        1999
Brian Becker                 44     Chairman/Chief Executive Officer - Live Entertainment 2000
Kenneth J. O'Keefe           46     President/Chief Operating Officer - Radio Group       2000



        The officers named above serve until the next Board of Directors meeting immediately following the Annual Meeting of Shareholders.

        Mr. L. Mays is our founder and was our President and Chief Executive Officer from 1972 to February 1997. Since that time, Mr. L. Mays has served as our Chairman and Chief Executive Officer. He has been one of our directors since our inception. Mr. L. Mays is the father of Mark P. Mays, our

President and Chief Operating Officer, and Randall T. Mays, our Executive Vice President and Chief Financial Officer.

        Mr. M. Mays was our Senior Vice President of Operations from February 1993 until his appointment as our President and Chief Operating Officer in February 1997. He has been one of our directors since May 1998. Mr. M. Mays is the son of L. Lowry Mays, our Chairman and Chief Executive Officer and the brother of Randall T. Mays, our Executive Vice President and Chief Financial Officer.

        Mr. R. Mays was appointed Executive Vice President and Chief Financial Officer in February 1997. Prior thereto, he served as our Vice President and Treasurer since he joined us in January 1993. Mr. R. Mays is the son of L. Lowry Mays, our Chairman and Chief Executive Officer and the brother of Mark P. Mays, our President and Chief Operating Officer.

        Mr. Hill was appointed Senior Vice President and Chief Accounting Officer in February 1997. Prior thereto, he served as our Vice
President/Controller since January 1989.

        Mr. Wyker was appointed Senior Vice President, General Counsel and Secretary in February 1997. Prior thereto he served as Vice President for Legal Affairs since he joined us in July 1993.

        Mr. Riordan was appointed Executive Vice President/Chief Operating Officer - Television in November 1995. Mr. Riordan tendered his resignation effective February 15, 2001.

        Mr. Eller was appointed Chief Executive Officer - Eller Media in April 1997. Prior thereto, he was the Chief Executive Officer of Eller Media Company from August 1995 to April 1997.

        Mr. Parry was appointed Chief Executive Officer - Clear Channel International in June 1998. Prior thereto, he was the Chief Executive of More Group plc for the remainder of the relevant five-year period.

        Mr. Meyer was appointed President - Eller Media in March 1999. Prior thereto he was the Executive Vice President and General Counsel of Eller Media from March 1996 to March 1999.

        Ms. Hill was appointed Senior Vice President/Finance in May 2000. Prior thereto, she was Vice President/Finance and Strategic Development from March 1999 to May 2000. She was an Associate at US WEST Communications from August 1998 to March 1999 and she was a student at J.L. Kellogg Graduate School of Management, Northwestern University from September 1996 to June 1998. She was an Audit Manager of Ernst & Young LLP for the remainder of the relevant five-year period.

        Mr. Michaels was appointed Chairman/Chief Executive Officer of our Radio Group in May 2000. Prior thereto he was President of Radio from May 1999 to May 2000. Prior thereto he was the Chief Executive Officer of Jacor Communications, Inc. from November 1996 to May 1999 and he was President and Company Chief Operating Officer of Jacor Communications, Inc. for the remainder of the relevant five-year period.

        Mr. Becker was appointed Chairman/Chief Executive Officer - Live Entertainment in October 2000. Prior thereto he was the Executive Vice President of SFX Entertainment, Inc. from February 1998 to October 2000 and he was Chief Executive Officer of PACE Entertainment Corp. for the remainder of the relevant five-year period.

        Mr. O'Keefe was appointed President/Chief Operating Officer - Radio Group in October 2000. Prior thereto he was the President and Chief Executive Officer of the AMFM Radio Group from February 2000 to October 2000 and he was the Executive Vice President of AMFM Inc. since September 1997. Mr. O'Keefe had been an Executive Vice President of Evergreen Media Corporation for the remainder of the relevant five-year period.


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

Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Earnings for the Years Ended December 31, 2000, 1999 and 1998. Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2000, 1999 and 1998.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998.
Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedules.

The following financial statement schedules for the years ended December 31, 2000, 1999 and 1998 and related report of independent auditors are filed as part of this report and should be read in conjunction with the consolidated financial statements.

Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

(In thousands)

                                Charges
                  Balance at    to Costs,     Write-off                     Balance
                  Beginning     Expenses     of Accounts                   at end of
Description       of period     and other     Receivable    Other (1)       Period
-----------       ---------     ---------    -----------    ---------     ---------

Year ended
December 31,
1998               $ 9,850       $ 6,031       $ 7,840       $ 5,467       $13,508
                   =======       =======       =======       =======       =======

Year ended
December 31,
1999               $13,508       $12,975       $15,640       $15,252       $26,095
                   =======       =======       =======       =======       =======

Year ended
December 31,
2000               $26,095       $34,168       $36,065       $36,433       $60,631
                   =======       =======       =======       =======       =======

(1) Allowance for accounts receivable acquired in acquisitions net of deletions related to dispositions.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Deferred Tax Asset Valuation Allowance

(In thousands)

                                   Charges
                    Balance at     to Costs,                                       Balance
                    Beginning      Expenses                                       at end of
 Description        of period      and other     Deletions (2)     Other (1)       Period
 -----------        ----------     ---------     -------------     ---------      ---------

Year ended
December 31,
1998               $      --       $      --       $      --       $  19,837       $19,837
                   =========       =========       =========       =========       =======

Year ended
December 31,
1999               $  19,837       $      --       $      --       $  17,780       $37,617
                   =========       =========       =========       =========       =======

Year ended
December 31,
2000               $  37,617       $      --       $  37,617       $      --       $    --
                   =========       =========       =========       =========       =======

(1) Related to allowance for net operating loss carryforwards assumed in acquisitions.

(2) Based on the Company's reassessment of the likelihood of the realization of future benefits, the valuation allowance was reduced to zero.

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

2.2 Agreement and Plan of Merger dated as of October 2, 1999, among Clear Channel, CCU Merger Sub, Inc. and AMFM Inc. (incorporated by reference to the exhibits of Clear Channel's Current Report on Form 8-K filed October 5, 1999).

2.3 Agreement and Plan of Merger dated as of February 28, 2000, among Clear Channel, CCU II Merger Sub, Inc. and SFX Entertainment, Inc. (incorporated by reference to the exhibits of Clear Channel's Current Report on Form 8-K filed February 29, 2000).

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

3.4 Second Amendment to Clear Channel's Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

3.5 Third Amendment to Clear Channel's Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel's Quarterly Report on Form 10-Q for the quarter ended May 31, 2000).

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

EXHIBIT
NUMBER                              DESCRIPTION

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

4.10 Eighth Supplemental Indenture dated September 12, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

4.11 Ninth Supplemental Indenture dated September 12, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.1 Incentive Stock Option Plan of Clear Channel Communications, Inc. as of January 1, 1984 (incorporated by reference to the exhibits of the Company's Registration Statement on Form S-1 (Reg. No. 33-289161) dated April 19, 1984).

EXHIBIT
NUMBER                              DESCRIPTION

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

10.6 Registration Rights Agreements dated as October 8, 1998, by and among the Company and the Zell/Chilmark Fund, L.P., Samstock, L.L.C., the SZ2
        (IGP) Partnership and Samuel Zell (incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.7 The Clear Channel Communications, Inc. 1998 Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive 14A Proxy Statement dated March 24, 1998).

10.8 Voting Agreement dated as of October 8, 1998, by and among Jacor Communications, Inc. and L. Lowry Mays, Mark P. Mays and Randall T. Mays and certain related family trusts (incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.9 Shareholders Agreement dated October 2, 1999, by and among Clear Channel, L. Lowry Mays, 4-M Partners, Ltd., Hicks, Muse, Tate & Furst Equity Fund II, L.P., HM2/HMW, L.P., HM2/Chancellor, L.P., HM4/Chancellor, L.P., Capstar Broadcasting Partners, L.P., Capstar BT Partners, L.P., Capstar Boston Partners, L.L.C., and Thomas O. Hicks.

10.10 Registration Rights Agreement dated as of October 2, 1999, among Clear Channel and Hicks, Muse, Tate & Furst Equity Fund II, L.P., HM2/HMW, L.P., HM2/Chancellor, L.P., HM4/Chancellor, L.P., Capstar Broadcasting Partners, L.P., Capstar BT Partners, L.P., Capstar Boston Partners, L.L.C., Thomas O. Hicks, John R. Muse, Charles W. Tate, Jack D. Furst, Michael J. Levitt, Lawrence D. Stuart, Jr., David B Deniger and Dan H. Blanks.

10.11 Voting Agreement dated as of October 2, 1999, by and among Clear Channel and Thomas O. Hicks (incorporated by reference to exhibits to Amendment No. 6 to Schedule 13D of Thomas O. Hicks, et. Al., filed on October 14,
        1999).

10.12 Voting Agreement dated as of October 2, 1999, by and among AMFM and L. Lowry Mays and 4-M Partners, Ltd. (incorporated by reference to exhibits to Schedule 13D of L. Lowry Mays, et. Al., filed on October 14, 1999).

EXHIBIT
NUMBER                              DESCRIPTION

10.13 Voting Agreement dated as of October 2, 1999, by and among Clear Channel and HM2/HMW, L.P., HM2/Chancellor, L.P., HM4/Chancellor, L.P. and Capstar Broadcasting Partners, L.P. (incorporated by reference to exhibits to Amendment No. 6 to Schedule 13D of Thomas O. Hicks, et. Al., filed on October 14, 1999).

10.14 Employment Agreement by and between Clear Channel Communications, Inc. and L. Lowry Mays dated October 1, 1999. (incorporated by reference to the exhibits to Clear Channel's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.15 Employment Agreement by and between Clear Channel Communications, Inc. and Mark P. Mays dated October 1, 1999. (incorporated by reference to the exhibits to Clear Channel's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.16 Employment Agreement by and between Clear Channel Communications, Inc. and Randall T. Mays dated October 1, 1999. (incorporated by reference to the exhibits to Clear Channel's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.17 Fourth Amended and Restated Credit Agreement by and among Clear Channel Communications, Inc., Bank of America, N.A., as administrative agent, Fleet National Bank, as documentation agent, the Bank of Montreal and Toronto Dominion (Texas), Inc., as co-syndication agents, and certain other lenders dated June 15, 2000 (incorporated by reference to the exhibits of Clear Channel's registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

10.18 Credit Agreement among Clear Channel Communications, Inc., Bank of America, N.A., as administrative agent, Chase Securities Inc., as syndication agent, and certain other lenders dated August 30, 2000.

11      Statement re: Computation of Per Share Earnings.

12      Statement re: Computation of Ratios.

21      Subsidiaries of the Company.

23.1    Consent of Ernst & Young LLP.

23.2    Consent of KPMG LLP.

24      Power of Attorney (included on signature page).

99.1 Report of Independent Auditors on Financial Statement Schedules - Ernst & Young LLP.

99.2    Report of Independent Auditors - KPMG LLP.

(b)     Reports on Form 8-K.

        We filed a report on Form 8-K dated October 6, 2000 that reported that we had issued a press release on October 5, 2000 announcing that our Board of Directors had authorized the repurchase of up to $1 billion of our common stock over the next 12 months.

        We filed a report on Form 8-K dated December 13, 2000 that reported that we had issued a press release on December 12, 2000 announcing that we extended our offer to exchange Euro 650,000,000 6.5% Notes due 2005 issued by us in July 2000.

        We filed a report on Form 8-K dated December 20, 2000 that reported that we had issued a press release that day announcing that we extended our offer to exchange Euro 650,000,000 6.5% Notes due 2005 issued by us in July 2000.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2001.

                                         CLEAR CHANNEL COMMUNICATIONS, INC.

                                         By:/S/ L. Lowry Mays
                                            L. Lowry Mays
                                            Chairman and Chief Executive Officer
                                         POWER OF ATTORNEY

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

       NAME                                 TITLE                            DATE
       ----                                 -----                            ----
/S/ L. Lowry Mays              Chairman, Chief Executive Officer and     March 15, 2001
L. Lowry Mays                  Director

/S/ Mark P. Mays               President and Chief Operating Officer     March 15, 2001
Mark P. Mays                   and Director

/S/ Randall T. Mays            Executive Vice President and Chief        March 15, 2001
Randall T. Mays                Financial Officer (Principal Financial
                               Officer) and Director

/S/ Herbert W. Hill, Jr.       Senior Vice President and Chief           March 15, 2001
Herbert W. Hill, Jr.           Accounting Officer (Principal
                               Accounting Officer)

/S/ Robert L. Crandall         Director                                  March 15, 2001
Robert L. Crandall

       NAME                                 TITLE                            DATE
       ----                                 -----                            ----
/S/ Karl Eller                  Director                                 March 15, 2001
Karl Eller

/S/ Alan D. Feld                Director                                 March 15, 2001
Alan D. Feld

/S/ Thomas O. Hicks             Director                                 March 15, 2001
Thomas O. Hicks

/S/ Vernon E. Jordan, Jr.       Director                                 March 15, 2001
Vernon E. Jordan, Jr.

/S/ Michael J. Levitt           Director                                 March 15, 2001
Michael J. Levitt

/S/ Perry J. Lewis              Director                                 March 15, 2001
Perry J. Lewis

/S/ B. J. McCombs               Director                                 March 15, 2001
B. J. McCombs

/S/ Theodore H. Strauss         Director                                 March 15, 2001
Theodore H. Strauss

/S/ John H. Williams            Director                                 March 15, 2001
John H. Williams

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

2.2 Agreement and Plan of Merger dated as of October 2, 1999, among Clear Channel, CCU Merger Sub, Inc. and AMFM Inc. (incorporated by reference to the exhibits of Clear Channel's Current Report on Form 8-K filed October 5, 1999).

2.3 Agreement and Plan of Merger dated as of February 28, 2000, among Clear Channel, CCU II Merger Sub, Inc. and SFX Entertainment, Inc. (incorporated by reference to the exhibits of Clear Channel's Current Report on Form 8-K filed February 29,
                2000).

3.1 Current Articles of Incorporation of the Company (incorporated by reference to the exhibits of the Company's Registration Statement on Form S-3 (Reg. No. 333-33371) dated September 9,
                1997).

3.2 Second Amended and Restated Bylaws of the Company (incorporated by reference to the exhibits of the Company's Registration Statement on Form S-3 (Reg. No. 333-33371) dated September 9,
                1997).

3.3 Amendment to the Company's Articles of Incorporation (incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4 Second Amendment to Clear Channel's Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel's Quarterly Report on Form 10-Q for the quarter ended March 31,
                1999).

3.5 Third Amendment to Clear Channel's Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel's Quarterly Report on Form 10-Q for the quarter ended May 31,
                2000).

4.1 Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B. J. McCombs, John M. Schaefer and John W. Barger, dated May 31, 1977 (incorporated by reference to the exhibits of the Company's Registration Statement on Form S-1 (Reg. No. 33-289161) dated April 19, 1984).

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

EXHIBIT
NUMBER                                    DESCRIPTION

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

4.10 Eighth Supplemental Indenture dated September 12, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

4.11 Ninth Supplemental Indenture dated September 12, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

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

10.6 Registration Rights Agreements dated as October 8, 1998, by and among the Company and the Zell/Chilmark Fund, L.P., Samstock, L.L.C., the SZ2 (IGP) Partnership and Samuel Zell (incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.7 The Clear Channel Communications, Inc. 1998 Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive 14A Proxy Statement dated March 24, 1998).

10.8 Voting Agreement dated as of October 8, 1998, by and among Jacor Communications, Inc. and L. Lowry Mays, Mark P. Mays and Randall
                T. Mays and certain related family trusts (incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.9 Shareholders Agreement dated October 2, 1999, by and among Clear Channel, L. Lowry Mays, 4-M Partners, Ltd., Hicks, Muse, Tate & Furst Equity Fund II, L.P., HM2/HMW, L.P., HM2/Chancellor, L.P., HM4/Chancellor, L.P., Capstar Broadcasting Partners, L.P., Capstar BT Partners, L.P., Capstar Boston Partners, L.L.C., and Thomas O. Hicks.

10.10 Registration Rights Agreement dated as of October 2, 1999, among Clear Channel and Hicks, Muse, Tate & Furst Equity Fund II, L.P., HM2/HMW, L.P., HM2/Chancellor, L.P., HM4/Chancellor, L.P., Capstar Broadcasting Partners, L.P., Capstar BT Partners, L.P., Capstar Boston Partners, L.L.C., Thomas O. Hicks, John R. Muse, Charles W. Tate, Jack D. Furst, Michael J. Levitt, Lawrence D. Stuart, Jr., David B Deniger and Dan H. Blanks.

10.11 Voting Agreement dated as of October 2, 1999, by and among Clear Channel and Thomas O. Hicks (incorporated by reference to exhibits to Amendment No. 6 to Schedule 13D of Thomas O. Hicks, et. Al., filed on October 14, 1999).

10.12 Voting Agreement dated as of October 2, 1999, by and among AMFM and L. Lowry Mays and 4-M Partners, Ltd. (incorporated by reference to exhibits to Schedule 13D of L. Lowry Mays, et. Al., filed on October 14, 1999).

10.13 Voting Agreement dated as of October 2, 1999, by and among Clear Channel and HM2/HMW, L.P., HM2/Chancellor, L.P., HM4/Chancellor, L.P. and Capstar Broadcasting

EXHIBIT
NUMBER                                    DESCRIPTION

                Partners, L.P. (incorporated by reference to exhibits to Amendment No. 6 to Schedule 13D of Thomas O. Hicks, et. Al., filed on October 14, 1999).

10.14           Employment Agreement by and between Clear Channel
                Communications, Inc. and L. Lowry Mays dated October 1, 1999. (incorporated by reference to the exhibits to Clear Channel's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.15           Employment Agreement by and between Clear Channel
                Communications, Inc. and Mark P. Mays dated October 1, 1999. (incorporated by reference to the exhibits to Clear Channel's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.16           Employment Agreement by and between Clear Channel
                Communications, Inc. and Randall T. Mays dated October 1, 1999. (incorporated by reference to the exhibits to Clear Channel's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.17 Fourth Amended and Restated Credit Agreement by and among Clear Channel Communications, Inc., Bank of America, N.A., as administrative agent, Fleet National Bank, as documentation agent, the Bank of Montreal and Toronto Dominion (Texas), Inc., as co-syndication agents, and certain other lenders dated June 15, 2000.

10.18 Credit Agreement among Clear Channel Communications, Inc., Bank of America, N.A., as administrative agent, Chase Securities Inc., as syndication agent, and certain other lenders dated August 30, 2000.

11              Statement re: Computation of Per Share Earnings.

12              Statement re: Computation of Ratios.

21              Subsidiaries of the Company.

23.1            Consent of Ernst & Young LLP.

23.2            Consent of KPMG LLP.

24              Power of Attorney (included on signature page).

99.1            Report of Independent Auditors on Financial Statement Schedules
                - Ernst & Young LLP.

99.2            Report of Independent Auditors - KPMG LLP.