Form 10-Q
period 2001-03-31
CLEAR CHANNEL COMMUNICATIONS INC
filed 2001-05-14
CIK 739708

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                      QUARTERLY REPORT UNDER SECTION 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2001              Commission file number 1-9645


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
Yes __x__ No _____

   Indicate the number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practicable date.



            Class                                 Outstanding at May 11, 2001
- - - - - - - - - - - - - - - -                 - - - - - - - - - - - -  - - -
Common Stock, $.10 par value                               587,509,600

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                                      INDEX




                                                                       Page No.
                                                                     - - - - -

Part I -- Financial Information

     Item 1.  Unaudited Financial Statements

     Consolidated Balance Sheets at March 31, 2001 and
        December 31, 2000                                                  3

     Consolidated Statements of Operations for the three months ended
        March 31, 2001 and 2000                                            5

     Consolidated Statements of Cash Flows for the three months ended
         March 31, 2001 and 2000                                           6

     Notes to Consolidated Financial Statements                            7

     Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              11

     Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                                      19


Part II -- Other Information

     Item 2.  Changes in Securities                                       20

         (c)  Unregistered Sales

     Item 6.  Exhibits and reports on Form 8-K                            20

         (a)  Exhibits
         (b)  Reports on Form 8-K

     Signatures                                                           20

     Index to Exhibits                                                    21

                                     PART I

Item 1.  UNAUDITED FINANCIAL STATEMENTS

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)

                                                                       March 31,                  December 31,
                                                                         2001                         2000
                                                                      (Unaudited)                   (Audited)
                                                                     -------------               -------------
Current Assets
   Cash and cash equivalents                                          $    198,145              $    196,838
   Restricted cash                                                              --                   308,691
   Accounts receivable, less allowance of $52,943 at March 31,
     2001 and $60,631 at December 31, 2000                               1,351,147                 1,557,048
   Income tax receivable                                                    14,140                        --
   Prepaid expenses                                                        196,576                   146,767
   Other current assets                                                    142,735                   133,873
                                                                      ------------              ------------
     Total Current Assets                                                1,902,743                 2,343,217

Property, Plant and Equipment
   Land, buildings and improvements                                      1,207,996                 1,197,951
   Structures and site leases                                            2,278,838                 2,395,934
   Transmitter and studio equipment                                        743,719                   744,571
   Furniture and other equipment                                           478,414                   479,532
   Construction in progress                                                264,585                   222,286
                                                                      ------------              ------------
                                                                         4,973,552                 5,040,274
Less accumulated depreciation                                             (896,513)                 (785,040)
                                                                      ------------              ------------
                                                                         4,077,039                 4,255,234
Intangible Assets
   Contracts                                                             1,051,017                 1,075,472
   Licenses and goodwill                                                41,677,906                40,973,198
   Other intangible assets                                                 125,027                   175,451
                                                                      ------------              ------------
                                                                        42,853,950                42,224,121
Less accumulated amortization                                           (2,172,560)               (1,731,557)
                                                                      ------------              ------------
                                                                        40,681,390                40,492,564
Other Assets
   Restricted cash                                                          47,381                   319,450
   Notes receivable                                                        105,327                    99,818
   Investments in, and advances to, nonconsolidated affiliates             419,522                   427,303
   Other assets                                                            552,536                   513,773
   Other investments                                                     1,030,664                 1,605,102
                                                                      ------------              ------------
Total Assets                                                          $ 48,816,602              $ 50,056,461
                                                                      ============              ============

                 See Notes to Consolidated Financial Statements

                                      -3-


               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                       March 31,                  December 31,
                                                                         2001                         2000
                                                                      (Unaudited)                   (Audited)
                                                                     -------------               -------------
Current Liabilities
   Accounts payable                                                   $    313,914              $    383,588
   Accrued interest                                                        148,964                   105,581
   Accrued expenses                                                        840,396                   884,941
   Accrued income taxes                                                         --                   445,499
   Current portion of long-term debt                                        64,360                    69,699
   Deferred income                                                         325,018                   218,670
   Other current liabilities                                                18,571                    20,572
                                                                      ------------              ------------
     Total Current Liabilities                                           1,711,223                 2,128,550

   Long-term debt                                                       10,254,789                10,610,452
   Deferred income taxes                                                 6,700,481                 6,771,198
   Other long-term liabilities                                             188,463                   137,343

   Minority interest                                                        60,830                    61,745

Shareholders' Equity
   Common stock                                                             58,723                    58,577
   Additional paid-in capital                                           29,613,878                29,558,908
   Common stock warrants                                                   249,312                   249,312
   Retained earnings                                                       235,712                   544,940
   Accumulated other comprehensive income                                 (229,796)                  (32,433)
   Other                                                                   (20,856)                  (26,298)
   Cost of shares held in treasury                                          (6,157)                   (5,833)
                                                                      ------------              ------------
   Total shareholders' equity                                           29,900,816                30,347,173
                                                                      ------------              ------------
Total Liabilities and
   Shareholders' Equity                                               $ 48,816,602              $ 50,056,461
                                                                      ============              ============

                 See Notes to Consolidated Financial Statements

                                      -4-


               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (In thousands, except per share data)


                                                                               Three Months Ended
                                                                       March 31,                    March 31,
                                                                         2001                         2000
                                                                      -----------                 -----------

Gross revenue                                                          $ 1,761,019               $   871,375
Less:  agency commissions                                                  132,656                    88,836
                                                                       -----------               -----------
Net revenue                                                              1,628,363                   782,539

Operating expenses                                                       1,179,068                   519,961
Non-cash compensation expense                                                3,894                        --
Depreciation and amortization                                              613,751                   220,054
Corporate expenses                                                          45,071                    24,578
                                                                       -----------               -----------
Operating income (loss)                                                   (213,421)                   17,946

Interest expense                                                           156,400                    55,549
Loss on sale of assets related to mergers                                    6,390                        --
Gain on marketable securities                                               18,456                        --
Equity in earnings of nonconsolidated affiliates                               563                     2,936
Other income (expense) - net                                                (7,633)                      398
                                                                       -----------               -----------
Loss before income taxes                                                  (364,825)                  (34,269)
Income tax (expense) benefit                                                55,597                    (5,133)
                                                                       -----------               -----------
Net loss                                                                  (309,228)                  (39,402)

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments                                 (43,354)                  (12,505)
  Unrealized gain (loss) on securities:
    Unrealized holding gain (loss) arising during period                  (150,661)                  100,176
    Less:  reclassification adjustment for (gains)
      losses on securities transferred to trading                          (45,315)                       --
    Less:  reclassification adjustment for (gains)
       losses included in net loss                                          41,967                        --
                                                                       -----------               -----------
Comprehensive income (loss)                                            $  (506,591)              $    48,269
                                                                       ===========               ===========

Net loss per common share:
   Basic                                                               $      (.53)              $      (.12)
                                                                       ===========               ===========

   Diluted                                                             $      (.53)              $      (.12)
                                                                       ===========               ===========

                 See Notes to Consolidated Financial Statements

                                      -5-


               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH
                                FLOWS(UNAUDITED)
                                 (In thousands)

                                                                                 Three Months Ended
                                                                         March 31,                  March 31,
                                                                           2001                       2000
                                                                        -----------               -----------
Cash flows from operating activities:
   Net loss                                                            $  (309,228)              $   (39,402)
Reconciling items:
   Depreciation and amortization                                           613,751                   220,054
   Deferred taxes                                                            8,127                     8,247
   (Recognition) deferral of deferred income                                97,355                    11,993
   (Gain) loss on disposal of assets                                         5,411                    (1,616)
   (Gain) loss on investments                                               52,133                        --
   (Gain) loss on sale of assets related to mergers                          6,390                        --
   (Gain) loss on forward exchange contract and related securities         (70,589)                       --
   Increase (decrease) other, net                                              281                     3,187

   Changes in operating assets and liabilities, net of
     effects of acquisitions                                              (427,440)                  (27,206)
                                                                       -----------               -----------
   Net cash (used in) provided by operating activities                     (23,809)                  175,257

Cash flows from investing activities:
   Liquidation of restricted cash, net                                     544,034                     4,213
   Decrease (increase) in notes receivable - net                            (5,509)                       --
   Decrease (increase) in investments in and advances to
      nonconsolidated affiliates - net                                      10,436                    (1,841)
   Purchases of investments                                                   (519)                  (20,541)
   Proceeds from sale of investments                                       275,634                        --
   Purchases of property, plant and equipment                             (125,243)                  (80,363)
   Proceeds from disposal of assets                                          7,386                     1,926
   Proceeds from divestitures placed in restricted cash                     41,000                        --
   Acquisition of operating assets                                         (94,104)                 (440,610)
   Acquisition of radio broadcasting assets with restricted cash          (317,343)                       --
   Decrease (increase) in other-net                                        (17,468)                  (14,247)
                                                                       -----------               -----------
   Net cash provided by (used in) investing activities                     318,304                  (551,463)

Cash flows from financing activities:
   Draws on credit facilities                                              858,690                 1,304,005
   Payments on credit facilities                                        (1,270,253)                 (119,507)
   Payments on long-term debt                                               (2,109)                 (570,172)
   Proceeds from forward exchange contract                                  84,189                        --
   Proceeds from exercise of stock options, stock purchase
     plan and common stock warrants                                         36,295                     5,285
                                                                       -----------               -----------
   Net cash (used in) provided by financing activities                    (293,188)                  619,611
                                                                       -----------               -----------

   Net increase (decrease) in cash and cash equivalents                      1,307                   243,405

   Cash and cash equivalents at beginning of period                        196,838                    76,724
                                                                       -----------               -----------

   Cash and cash equivalents at end of period                          $   198,145               $   320,129
                                                                       ===========               ===========

                 See Notes to Consolidated Financial Statements

                                      -6-

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1:  PREPARATION OF INTERIM FINANCIAL STATEMENTS

The consolidated financial statements have been prepared by Clear Channel Communications, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of the Company and its subsidiaries, the majority of which are wholly-owned. Investments in companies in which the Company owns 20 percent to 50 percent of the voting common stock or otherwise exercises significant influence over operating and financial policies of the company are accounted for under the equity method. All significant intercompany transactions are eliminated in the consolidation process. Certain reclassifications have been made to the 2000 consolidated financial statements to conform to the 2001 presentation.

Note 2:  RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2001, the Company adopted Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"), as amended. Statement 133 requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. Statement 133 requires the transition adjustment resulting from adopting these Statements to be reported in net income or accumulated other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. Upon adoption, the Company recorded the fair value of its derivative instruments on its balance sheet. Adoption of Statement 133 had no impact on the Company's results of operations. Also upon adoption, the Company reclassified 2.0 million shares of its investment in American Tower Corporation ("AMT") that had been classified as available-for-sale securities to trading securities under Financial Accounting Standards No. 115 Accounting for Certain Investments in Debt and Equity Securities ("Statement 115"). In accordance with Statement 115 and Statement 133, the shares were transferred to a trading classification at their fair market value on January 1, 2001, of $76.2 million, and an unrealized pretax holding gain of $69.7 million was recognized in earnings and classified as part of "Gain on marketable securities" on the Consolidated Statement of Operations.

Note 3:  ACQUISITIONS

Restructuring

Due to the Company's mergers with SFX Entertainment, Inc. ("SFX") and AMFM Inc. ("AMFM"), the Company formalized a plan to restructure the SFX and AMFM operations. The Company communicated to all affected employees the last date of their employment. The AMFM corporate offices in Dallas and Austin, Texas were closed on March 31, 2001 and a portion of the SFX corporate office in New York will be closed by June 30, 2001. Other operations of AMFM have or will be either discontinued or integrated into existing similar operations. As of March 31, 2001, the restructuring has resulted in the actual termination of 441 employees and the pending termination of approximately 50 more employees. It is expected that the majority of the restructuring will be completed by June 30, 2001. The Company has recorded a liability in purchase accounting primarily related to severance for terminated employees and lease terminations as follows:


(In thousands)
                                                                March 31, 2001           December 31, 2000
                                                                --------------           -----------------
     Severance costs:
         Severance accrual at January 1                         $   110,265                  $     1,882
         Estimated costs charged to restructuring
             accrual in purchase accounting                              --                      147,525
         Adjustments to purchase accounting                              --                       (1,735)
         Payments charged against restructuring
             accrual                                                (24,365)                     (37,407)
                                                                -----------                  -----------

     Remaining severance accrual                                $    85,900                  $   110,265
                                                                ===========                  ===========


     Lease termination and other restructuring costs:
         Lease accrual at January 1                             $    43,026                  $     2,466
         Estimated costs charged to restructuring
             accrual in purchase accounting                              --                       46,473
         Adjustments to purchase accounting                              --                       (2,466)
         Payments charged against restructuring
             accrual                                                 (1,340)                      (3,447)
                                                                -----------                  -----------

     Remaining lease and other restructuring cost accrual       $    41,686                  $    43,026
                                                                ===========                  ===========

Pro Forma

The results of operations for the three-month period ending March 31, 2001 include the operations of SFX, AMFM and Donrey Media Group ("Donrey"). The Company completed its mergers with SFX and AMFM in August 2000 and acquired Donrey in September 2000. Assuming the mergers with SFX and AMFM and the acquisition of Donrey had all occurred at January 1, 2000, unaudited pro forma consolidated results of operations for the three months ended March 31, 2000 would have been as follows:

(In thousands, except per share data)

           Net revenue                                    $ 1,634,862
           Net loss                                       $  (832,822)
           Net loss per share basic and diluted           $     (1.46)

The pro forma information above is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had the mergers/acquisitions of SFX, AMFM and Donrey occurred at the beginning of 2000, nor is it indicative of future results of operations. The Company had other acquisitions during 2000 and the first quarter of 2001, the effects of which, individually and in aggregate, were not material to the Company's consolidated financial position or results of operations.

The purchase price allocations of SFX, AMFM and Donrey are preliminary pending completion of appraisals and other fair value analysis of assets and liabilities.

Note 4:  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Statement 133 requires that all derivatives be recognized as either assets or liabilities at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets or liabilities through earnings, or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings.

In accordance with the Company's risk management policies, it formally documents its hedging relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The Company formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting. The Company does not enter into derivative instruments for speculation or trading purposes.

Interest Rate Risk Management

The Company's policy is to manage interest expense using a mix of fixed and variable rate debt. To manage this mix in a cost-efficient manner, the Company enters into interest rate swap agreements in which the Company agrees to exchange, at specified variables, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps, designated as fair value hedges, hedge underlying fixed-rate debt obligations with a principal amount of $1.5 billion. The terms of the underlying debt and the interest rate swap agreements coincide; therefore the hedge qualifies for the short-cut method defined in Statement 133. Accordingly, no net gains or losses were recorded in income related to the Company's underlying debt and interest rate swap agreements. In accordance with Statement 133, on January 1, 2001, the Company recorded an asset (reported in "Other long-term assets" on the Consolidated Balance Sheet) of $49.0 million to reflect the fair value of the interest rate swap agreements and increased the carrying value of the underlying debt by an equal amount. On March 31, 2001, the fair value of the interest rate swap agreements was approximately $84.8 million. Accordingly, an adjustment was made to the asset and carrying value of the underlying debt on March 31, 2001 to reflect the increase in fair value.

Secured Forward Exchange Contract

On January 31, 2001, Clear Channel Investments, Inc., a wholly-owned subsidiary of the Company, entered into a ten-year forward sale contract that monetized 2.6 million shares of the Company's investment in American Tower Corporation, ("AMT"). The secured forward exchange contract protects the Company against decreases in the fair value of AMT stock while providing participation in increases in the fair value of the stock. During the term of the secured forward exchange contract, the Company retains ownership of the AMT shares. The Company's obligation under the secured forward exchange contract is collateralized by a security interest in the AMT shares.

Under Statement 133, the contract is considered a long-term obligation with an embedded derivative instrument. By entering the contract, the Company received $84.2 million in net proceeds, which was recorded as a liability and classified on the Consolidated Balance Sheet in "Other long-term liabilities". On March 31, 2001, the fair market value of the contract was $44.4 million. Under Statement 133, the liability was adjusted to reflect its fair market value with the offset recorded in earnings. On March 31, 2001, the fair market value of the 2.0 million shares of AMT that had been reclassified as a trading security was $37.2 million and, in accordance with Statement 115, the change in the fair market value of these shares has been recorded in earnings. Both the gains and losses resulting from the change in the fair market value of the secured forward exchange contract and the AMT shares were classified as "Gain on marketable securities" on the Company's Consolidated Statement of Operations. This amount was partially offset by a net loss of $52.1 million related to the impairment of various investments.

Foreign Currency Rate Management

As a result of the Company's foreign operations, the Company is exposed to foreign currency exchange risks related to its net assets in foreign countries. To manage this risk, the Company enters into foreign denominated debt to hedge a portion of the movements in currency exchange rates. The Company's major foreign currency exposure involves markets operating in Euros and the British pound. The primary purpose of the Company's foreign currency hedging activities is to offset the translation gain or losses associated with the Company's net investments denominated in foreign currencies. Since the debt is denominated in the same currency of the foreign denominated net investment, the hedge will offset a portion of the translation changes in the corresponding net investment. Since an assessment of this hedge revealed no ineffectiveness, all of the translation gains and losses associated with this debt are reflected as a translation adjustment within accumulated other comprehensive income within shareholders' equity. As of March 31, 2001, cumulative translation losses of $181.5 million have been reported as a part of accumulated other comprehensive income within shareholders' equity.

Note 5:  SEGMENT DATA

The Company has three reportable operating segments, which best reflects how the Company is currently managed - radio broadcasting, outdoor advertising and live entertainment. Revenue and expenses earned and charged between segments are recorded at fair value.

(In thousands)
                                   March 31,
                                                        2001                  2000
                                                        ----                  ----
Net revenue
   Radio Broadcasting                             $    757,991          $    395,453
   Outdoor Advertising                                 399,256               355,771
   Live Entertainment                                  401,080                    --
   Other                                               101,504                45,865
   Eliminations                                        (31,468)              (14,550)
                                                  ------------          ------------
Consolidated                                      $  1,628,363          $    782,539

Operating expenses
   Radio Broadcasting                             $    464,349          $    262,754
   Outdoor Advertising                                 282,811               242,657
   Live Entertainment                                  384,304                    --
   Other                                                79,072                29,100
   Eliminations                                        (31,468)              (14,550)
                                                  ------------          ------------
Consolidated                                      $  1,179,068          $    519,961

Depreciation and Amortization
   Radio Broadcasting                             $    379,887          $    114,377
   Outdoor Advertising                                 146,584                97,310
   Live Entertainment                                   70,600                    --
   Other                                                16,680                 8,367
                                                  ------------          ------------
Consolidated                                      $    613,751          $    220,054

Operating income (loss)
   Radio Broadcasting                             $    (86,245)         $     19,137
   Outdoor Advertising                                 (40,753)                4,404
   Live Entertainment                                  (63,280)                   --
   Other                                               (23,143)               (5,595)
                                                  ------------          ------------
Consolidated                                      $   (213,421)         $     17,946

Total identifiable assets
   Radio Broadcasting                             $ 34,026,500          $  9,536,821
   Outdoor Advertising                               7,560,415             6,349,697
   Live Entertainment                                5,398,860                    --
   Other                                             1,830,827             1,636,113
                                                  ------------          ------------
Consolidated                                      $ 48,816,602          $ 17,522,631

Net revenue of $258.8 million and $172.9 million and identifiable assets of $2.6 billion and $2.2 billion were derived from the Company's foreign operations and are included in the March 31, 2001 and 2000 data above, respectively.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

         We evaluate the operating performance of our businesses using several measures, one of them being EBITDA (defined as net revenue less operating and corporate expenses). EBITDA eliminates the uneven effect across our business segments, as well as in comparison to other companies, of considerable amounts of non-cash depreciation and amortization recognized in business combinations accounted for under the purchase method. Historically, we have accounted for all mergers and acquisitions under the purchase method. Non-cash depreciation and amortization is significant due to the consolidation in our industry. While we and many in the financial community consider EBITDA to be an important measure of operating performance, it should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with generally accepted accounting principles such as operating income and net income.

         We measure the performance of our operating segments and managers based on a like period pro forma measurement. Like period pro forma includes adjustments to the prior period for all acquisitions. For each acquisition, adjustments are made to the prior period to include the operating results of the acquisition for the corresponding period of time that the acquisition was owned in the current period. In addition, results of operations from divested assets are excluded from all periods presented. We believe that like period pro forma is the best measure of our operating performance as it includes the performance of assets for the period of time we managed the assets.

         Like period pro forma is compared in constant U.S. dollars (i.e. a currency exchange adjustment is made to the current period actual results to present foreign revenues and expenses in prior period dollars) allowing for comparison of operations independent of foreign exchange movements. We also include our proportionate share of the results of operations of actively managed equity investments in the like period pro forma. These investments include Australian Radio Network, New Zealand Radio Network, Grupo ACIR, and White Horse Media and other less significant investments.

         The following tables set forth our consolidated and segment results of operations on both a reported and a like period pro forma basis.


Comparison of Three Months Ended March 31, 2001 to Three Months Ended March 31, 2000.

Consolidated
(In thousands)

Reported Basis:                               Three Months Ended March 31,
---------------
                                           -----------------------------------
                                               2001                  2000          % Change
                                               ----                  ----          --------
Net Revenue                                  $1,628,363              $782,539         108%
Operating Expenses                            1,179,068               519,961         127%
Corporate Expenses                               45,071                24,578          83%
                                              ---------              --------
EBITDA                                        $ 404,224              $238,000          70%
                                              =========              ========


Pro Forma Basis:                              Three Months Ended March 31,
----------------
                                           -----------------------------------
                                               2001                  2000          % Change
                                               ----                  ----          --------
Net Revenue                                  $1,656,646            $1,807,203         (8%)
Operating Expenses                            1,199,622             1,286,290         (7%)
Corporate Expenses                               45,534                53,790        (15%)
                                              ---------             ---------
EBITDA                                        $ 411,490             $ 467,123        (12%)
                                              =========             =========

On a reported basis, net revenue and operating expenses increased primarily due to our 2000 acquisitions. Included in our first quarter 2001 reported basis amounts are the net revenues and operating expenses for our 2000 acquisitions, the most significant being SFX acquired on August 1, 2000, AMFM acquired on August 30, 2000, and Donrey acquired on September 1, 2000. Corporate expenses increased on a reported basis also due to the above acquisitions.

         On a pro forma basis, net revenue decreased in the first quarter of 2001 due to an overall softening of the advertising industry, especially as compared to the strong advertising environment during the first quarter of 2000. During the first quarter of 2000, advertising rates were higher in our radio and outdoor businesses related to the increased inventory demand within the advertising industry associated with the rapid growth of the Internet industry. Operating expenses decreased on a pro forma basis during the first quarter of 2001 primarily related to the decline in revenue. Also, corporate expenses declined on a pro forma basis primarily related to savings associated to our recent mergers and other cost saving measures.

Other Income and Expense Information

         Non-cash compensation expense of $3.9 million was recorded during the first quarter of 2001 primarily due to assumed unvested stock options granted to AMFM employees that are now convertible into Clear Channel stock. To the extent that these employees' options continue to vest, we recognize non-cash compensation expense over the remaining vesting period. Vesting dates range from January 2001 to April 2005. If no employees forfeit their unvested options by leaving the company, we expect to recognize non-cash compensation expense of approximately $23.0 million during the remaining vesting period.

         Depreciation and amortization expense increased from $220.1 million in the first quarter of 2000 to $613.8 million in the first quarter of 2001, a 179% increase. The increase is due primarily to additional amortization of FCC licenses and goodwill associated with the AMFM acquisition and amortization of goodwill and other intangibles associated with the SFX acquisition.

         Interest expense was $156.4 million and $55.5 million in the first quarter of 2001 and 2000, respectively, an increase of $100.9 million or 182%. The increase was due to the overall increase in average amounts of debt outstanding and the higher coupons on fixed rate issuances during 2000. This increase was partially offset by the decrease in LIBOR rates. Currently, approximately 47% of our debt is variable-rate debt that bears interest based upon LIBOR. LIBOR rates decreased from 6.13% at March 31, 2000 to 5.08% at March 31, 2001.

         The loss on sale of assets related to mergers of $6.4 million is primarily due to a loss of $27.7 million related to the sale of 6.5 million shares of Lamar Advertising Company that we acquired in the AMFM merger, and a net loss of $11.6 million related to write-downs of investments acquired in mergers. This loss was partially offset by a gain of $32.9 million realized on the sale of five stations in connection with governmental directives regarding the AMFM merger.

         The gain on marketable securities is primarily related to the reclassification of 2.0 million shares of American Tower Corporation to a trading security under Financial Accounting Standards No. 115 Accounting for Certain Investments in Debt and Equity Securities and Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities. The shares were transferred to a trading classification at their fair market value of $76.2 million and an unrealized pretax holding gain of $69.7 million was recognized. On January 31, 2001, we entered into a secured forward exchange contract that monetized part of our investment in American Tower Corporation. The fair value adjustment of the AMT trading shares and the secured forward exchange contract netted a gain of $4.3 million during the first quarter of 2001. In addition, a net loss of $52.1 million was recognized related to impairments of investments that were determined to be more than temporary declines in their market values.

         Equity in earnings of nonconsolidated affiliates for the first quarter of 2001 was $.6 million as compared to $2.9 million for the same period of 2000. The decrease was due to declining operating results primarily in our radio broadcasting equity investments.

         Other income (expense) net was an expense of $7.6 million in the first quarter of 2001 as compared to income of $.4 million in the same period of 2000. The additional expense recognized in 2001 related primarily to the reimbursements of capital costs within certain operating contracts as well as software development costs and other miscellaneous expenses.

         An income tax benefit of $55.6 million was recorded in the first quarter of 2001, as compared to an income tax expense of $5.1 million recorded in the same period of 2000. The income tax benefit resulted from a greater net loss in the first quarter of 2001, as compared to the first quarter of 2000. Each period's effective tax rate was adversely affected by amortization of intangibles in excess of amounts that are deductible for tax purposes.


Radio Broadcasting
(In thousands)

                                                      As Reported
                                              Three Months Ended March 31,         % Change         % Change
                                           -----------------------------------
                                               2001                  2000        As Reported        Pro Forma
                                               ----                  ----        -----------        ---------
Net Revenue                                    $757,991              $395,453          92%             (8%)
Operating Expenses                              464,349               262,754          77%             (9%)
                                               --------              --------
EBITDA                                         $293,642              $132,699         121%             (7%)
                                               ========              ========

         Net revenues and operating expenses increased on a reported basis due to our acquisitions completed during 2000. Included in our first quarter 2001 reported amounts are net revenues and operating expenses from our acquisition of AMFM in August 2000.

         On a pro forma basis, net revenue decreased due to high inventory demands experienced during the first quarter of 2000 primarily related to the rapid growth of the Internet industry as well as an overall increase in advertising demand, resulting in advertising rates that were higher than the first quarter of 2001. On a pro forma basis, operating expenses decreased incrementally with the decrease in net revenue and various cost control measures.


Outdoor Advertising
(In thousands)

                                                      As Reported
                                              Three Months Ended March 31,         % Change         % Change
                                           -----------------------------------
                                               2001                  2000        As Reported        Pro Forma
                                               ----                  ----        -----------        ---------
Net Revenue                                    $399,256              $355,771          12%               0%
Operating Expenses                              282,811               242,657          17%               4%
                                               --------              --------
EBITDA                                         $116,445              $113,114           3%             (9%)
                                               ========              ========

         Net revenues and operating expenses increased on a reported basis due to our acquisitions completed during 2000. Included in the first quarter of 2001 reported basis amounts are net revenues and operating expenses from our acquisition of Donrey in September 2000, as well as less significant acquisitions.

         On a pro forma basis, due to difficult comparisons to the prior year period, net revenues were relatively flat in the first quarter of 2001 as compared to the first quarter of 2000. Pro forma operating expenses increased primarily due to increased expenses associated with investments and expansion of operations of recently acquired assets. We believe these investments will yield positive returns in the future.


Live Entertainment
(In thousands)

                                                      As Reported
                                              Three Months Ended March 31,         % Change         % Change
                                           -----------------------------------
                                                2001                2000         As Reported        Pro Forma
                                                ----                ----         -----------        ---------
Net Revenue                                      $401,080           $ --             n/a              (13%)
Operating Expenses                                384,304             --             n/a               (9%)
                                                 --------           ----
EBITDA                                           $ 16,776           $ --             n/a              (54%)
                                                 ========           ====

         We entered the live entertainment business with our acquisition of SFX in August 2000. On a pro forma basis, net revenue decreased due to the difference in the timing of live event dates during the first quarter of 2001 as compared to the same period in 2000. Operating expenses decreased on a pro forma basis due to the decrease in revenue and the timing of expenses. We currently anticipate that the entertainment operations will report pro forma operating cash flow growth during the second quarter and the full year of 2001.


                         LIQUIDITY AND CAPITAL RESOURCES

         We expect to fund anticipated cash requirements (including acquisitions, anticipated capital expenditures, share repurchases, payments of principal and interest on outstanding indebtedness and commitments) with cash flows from operations and various externally generated funds.

SOURCES OF CAPITAL

As of March 31, 2001 and December 31, 2000 we had the following debt outstanding:

(In millions)
                                                        March 31, 2001          December 31, 2000
                                                        --------------          -----------------
         Credit facilities - domestic                     $   2,776.7             $   3,203.8
         Credit facility - international                        121.1                   118.3
         Senior convertible notes                             1,575.0                 1,575.0
         Liquid Yield Option Notes                              498.6 (a)               497.1
         Long-term bonds                                      5,191.8 (b)             5,153.6
         Other borrowings                                       155.9                   132.4
                                                          -----------             -----------
         Total                                            $  10,319.1 (c)         $  10,680.2
                                                          ===========             ===========

(a) Includes $161.8 million in unamortized fair value purchase accounting adjustment related to the merger with Jacor Communications, Inc.
(b) Includes $72.9 million in unamoritzed fair value purchase accounting adjustments related to the mergers with Jacor and AMFM. Also includes $84.8 million related to fair value adjustments for interest rate swap agreements.
(c) Total face value of outstanding debt was $10.0 billion at March 31, 2001.

         We had $198.1 million in unrestricted cash and cash equivalents on hand at March 31, 2001.

Domestic Credit Facilities

         We currently have three separate domestic credit facilities. These provide cash for both working capital needs as well as to fund certain acquisitions.

         The first credit facility is a $1.9 billion revolving credit facility. At March 31, 2001, $1.5 billion was outstanding and, taking into account outstanding letters of credit, $311.9 million was available for future borrowings. This credit facility began reducing on September 30, 2000, with quarterly repayment of the outstanding principal balance to continue over the next five years and the entire balance to be repaid by the last business day of June 2005.

         The second facility is a $1.5 billion, 364-day revolving credit facility, which we have the option upon maturity to convert into a term loan with a five-year maturity. There was no amount outstanding at March 31, 2001 and $1.5 billion was available for future borrowings.

         The third facility is a $1.5 billion, five-year multi-currency revolving credit facility. At March 31, 2001, the outstanding balance was $1.3 billion and, taking into account letters of credit, $.2 billion was available for future borrowings.

         During the first quarter of 2001, we made principal payments totaling $1.3 billion and drew down $.9 billion on these credit facilities. As of May 11, 2001, the credit facilities aggregate outstanding balance was $3.0 billion and, taking into account outstanding letters of credit, $1.7 billion was available for future borrowings.

International Credit Facility

         We have a $150.0 million five-year revolving credit facility with a group of international banks. This facility allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provides funds to our international operations for certain working capital needs and smaller acquisitions. At March 31, 2001, approximately $28.9 million was available for future borrowings and $121.1 million was outstanding. This credit facility expires on December 8, 2005.

Liquid Yield Option Notes

         We assumed 4.75% Liquid Yield Option Notes ("LYONs") due 2018 and 5.50% LYONs due 2011 as a part of the merger with Jacor. At the date of acquisition, the assumed fair value of the LYONs was $490.1 million. Each LYON has a principal amount at maturity of $1,000 and is convertible, at the option of the holder, at any time on or prior to maturity, into our common stock at a conversion rate of 7.227 shares per LYON and 15.522 shares per LYON for the 2018 and 2011 issues, respectively. The LYONs aggregated balance, net of conversions to common stock, amortization of purchase accounting premium, and accretion of interest, at March 31, 2001 was $498.6 million.

         On May 7, 2001, we delivered notice of our intent to redeem the total outstanding principal amount of the 5.50% LYONs on June 12, 2001. Pursuant to the indenture agreement, the redemption price of $518.25 per each $1,000 LYON outstanding at June 12, 2001 is equal to the issue price plus accrued original issue discount through the redemption date. The 5.50% LYONs may be converted into our common stock at a conversion rate of 15.522 shares per LYON at any time before the close of business on June 12, 2001.

Restricted Cash

         In connection with the AMFM merger and related governmental directives, we divested five radio stations, which had been placed in a trust, for $41.0 million. These proceeds were placed in a restricted trust for the purchase of replacement properties. The following table details the activity in the restricted cash accounts:

(In thousands)
Restricted cash balance at January 1, 2001                        $    628,141
Proceeds from sale of stations                                          41,000
Restricted cash used in acquisitions                                  (317,343)
Interest, net of fees                                                    4,274
Expired amount refunded                                               (308,691)
                                                                  ------------
Restricted cash balance at March 31, 2001                         $     47,381
                                                                  ============

Sale of Marketable Securities

         In connection with our merger with AMFM on August 30, 2000, Clear Channel and AMFM entered into a Consent Decree with the Department of Justice regarding AMFM's investment in Lamar Advertising Company. The Consent Decree, among other things, required us to sell all of our 26.2 million shares of Lamar by December 31, 2002 and relinquish all shareholder rights during the disposition period. As a result, we do not exercise significant influence and account for the investment under the cost method of accounting. During the first quarter of 2001, we received proceeds of $275.6 million relating to the sale of
6.5 million shares of Lamar common stock.

USES OF CAPITAL

Acquisitions

         During the first quarter of 2001, we acquired 126 radio stations in 36 markets for $4.6 million in cash, $317.3 million in restricted cash plus the exchange of seven radio stations. We also acquired approximately 1,008 additional outdoor display faces in 19 domestic markets and approximately 4,940 additional display faces in 38 international markets for a total of $42.2 million in cash. During the first quarter our live entertainment segment acquired music, sports and racing events and promotional assets for $35.5 million in cash. We also acquired the FCC license of a television station that we had previously been operating under a local marketing agreement and other Internet assets for a total of $11.8 million in cash.

Capital Expenditures

         Capital expenditures in the first quarter of 2001 increased from $80.4 million in the first quarter of 2000 to $125.2 million in same period of 2001. Overall, capital expenditures increased due the increase in the number of radio stations, billboards and displays owned in the first quarter of 2001 as compared to the first quarter of 2000. In addition, we incurred capital expenditures related to our new live entertainment segment during the first quarter of 2001 that we did not incur in the first quarter of 2000. The increase in the first quarter of 2001 primarily relates to additional spending relating to facility consolidation resulting from our acquisitions, technological upgrades of operating assets, and the construction of new revenue-producing advertising displays.

(In millions)
                                             First Quarter 2001 Capital Expenditures

                                  Radio     Outdoor    Entertainment     Other         Total

     Recurring                 $   11.9   $   17.1        $   4.5       $  1.4        $   34.9
     Non-recurring projects        20.8        3.2           11.1          6.5            41.6
     Revenue producing               --       48.0             .7           --            48.7
                               --------   --------        -------       ------        --------
                               $   32.7   $   68.3        $  16.3       $  7.9        $  125.2
                               ========   ========        =======       ======        ========

         Our radio broadcasting capital expenditures during the first quarter of 2001 are related primarily to expenditures associated with the consolidation of operations in certain markets in conjunction with acquisitions that are expected to result in improved operating results in such markets.

         Our outdoor advertising capital expenditures during the first quarter of 2001 are related primarily to the construction of new revenue producing advertising displays as well as replacement expenditures on our existing advertising displays.

         Our live entertainment capital expenditures during the first quarter of 2001 include expenditures primarily related to a consolidated sales and operations facility, new venues and improvements to existing venues.

         Included in "other" capital expenditures during the first quarter of 2001 is the purchase of land for a new corporate facility to accommodate our growth, upgrades of our television related operating assets and other technological expenditures.

         Future acquisitions of radio broadcasting stations, outdoor advertising facilities, live entertainment assets and other media-related properties affected in connection with the implementation of our acquisition strategy are expected to be financed from increased borrowings under our existing credit facilities, additional public equity and debt offerings and cash flow from operations. We believe that cash flow from operations, as well as the proceeds from securities offerings made from time to time, will be sufficient to make all required future interest and principal payments on the credit facilities, senior convertible notes and bonds, and will be sufficient to fund all anticipated capital expenditures.

Other

         During the first quarter of 2001, we made cash tax payments of $450.0 million relating to gains realized on divested radio stations.

Commitments and Contingencies

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

Market Risk

   Interest Rate Risk

         At March 31, 2001, approximately 47% of our long-term debt, including fixed rate debt on which we have entered interest rate swap agreements, bears interest at variable rates. Accordingly, our earnings and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the quarter's average interest rate under these borrowings, it is estimated that our first quarter 2001 interest expense would have changed by $96.2 million and that our first quarter 2001 net income would have changed by $59.6 million. In the event of an adverse change in interest rates, management may take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

         We have entered into interest rate swap agreements that effectively float interest at rates based upon LIBOR on $1.5 billion of our current fixed rate borrowings. These agreements expire from September 2003 to June 2005. The fair value of these agreements at March 31, 2001 was $84.8 million.

    Equity Price Risk

         The carrying value of our available-for-sale equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at March 31, 2001 by $190.4 million and would change accumulated comprehensive income by $123.8 million.

         In connection with the completion of the AMFM merger, Clear Channel and AMFM entered into a Consent Decree with the Department of Justice regarding our investment in Lamar Advertising Company. The Consent Decree, among other things, required us to sell all of our shares of Lamar by December 31, 2002. In accordance with APB 16, Business Combinations, our 26.2 million shares of Lamar were recorded at their quoted market price on the closing date of the merger, which was significantly higher than AMFM's historical purchase price. We will be exposed to changes in Lamar's market price, which may result in large gains or losses related to this disposition in future periods. At March 31, 2001, we held
18.4 million shares of Lamar Advertising common stock.

    Foreign Currency

         We have operations in 43 countries throughout Europe, Asia, Australia and North and South America. Foreign operations are measured in their local currencies except in hyper-inflationary countries in which we operate. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. To mitigate a portion of the exposure to risk of currency fluctuations throughout Europe and Asia, we have a natural hedge through borrowings in Euros, Sterling and other currencies. This hedge position is reviewed monthly. We maintain no derivative instruments to mitigate the exposure to translation and/or transaction risk. However, this does not preclude the adoption of specific hedging strategies in the future. Our foreign operations reported a loss of $22.2 million for the three months ended March 31, 2001. It is estimated that a 10% change in the value of the U.S. dollar to foreign currencies would change net loss for the three months ended March 31, 2001 by $2.2 million.

Recent Accounting Pronouncements

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

Ratio
         The ratio of earnings to fixed charges is as follows:

           3 Months ended
              March 31,                                    Year Ended December 31,
        -------------------      ---------------------------------------------------------------------------
        2001        2000          2000             1999              1998             1997              1996
                                  ----             ----              ----             ----              ----
        (.75)        .50          2.20             2.04              1.83             2.32              3.63

         The ratio of earnings to fixed charges was computed on a total enterprise basis. Earnings represent income from continuing operations before income taxes less equity in undistributed net income (loss) of unconsolidated affiliates plus fixed charges. Fixed charges represent interest, amortization of debt discount and expense, and the estimated interest portion of rental charges. We had no preferred stock outstanding for any period presented. For the three-month periods ended March 31, 2001 and 2000, fixed charges exceeded earnings before income taxes and fixed charges by $362.1 million and $36.3 million, respectively.

Risks Regarding Forward Looking Statements

         Except for the historical information, this report contains various forward-looking statements that represent our expectations or beliefs concerning future events, including the future levels of cash flow from operations. Management believes that all statements that express expectations and projections with respect to future matters, including the strategic fit of radio assets; expansion of market share; our ability to capitalize on synergies between the live entertainment and radio broadcasting businesses; and the availability of capital resources; are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables that could have an adverse effect upon our financial performance. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass.

         A wide range of factors could materially affect future developments and performance, including:

o the impact of general economic conditions in the U.S. and in other countries in which we currently do business;
o        our ability to integrate the operations of recently acquired companies;
o        shifts in population and other demographics;
o        industry conditions, including competition;
o        fluctuations in operating costs;
o        technological changes and innovations;
o        changes in labor conditions;
o        fluctuations in exchange rates and currency values;
o        capital expenditure requirements;
o        legislative or regulatory requirements;
o        interest rates;
o        the effect of leverage on our financial position and earnings;
o        taxes;
o        access to capital markets; and
o        certain other factors set forth in our SEC filings.

         This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Required information is within Item 2

Part II -- OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES.

(c)      Unregistered Sales.

On February 7, 2001, the Company closed a small merger with a private company. Pursuant to the terms of the merger agreement, the Company issued 299,390 shares of its common stock to the private company's stockholders. The merger was valued at approximately $19.1 million. The shares of Company common stock issued in the merger were issued pursuant to an exemption from registration under Section 3(a)(10) of the Securities Act of 1933 based on a permit issued to the Company by the State of California Department of Corporations.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.  See Exhibit Index on Page 21
(b)      Reports on Form 8-K
               Filing    Date   Items Reported             Financial Statements
                                                                 Reported

                 8-K            1/30/01 Item 5 to announce         None
                                that a press release was issued
                                on 1/30/01 to provide guidance
                                for select income statement
                                items for the 12-month period
                                ending December 31, 2001.


Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CLEAR CHANNEL COMMUNICATIONS, INC.




Date     May 14, 2001                             /s/  Herbert W. Hill, Jr.
                                                  Herbert W. Hill, Jr.
                                                  Senior Vice President and
                                                  Chief Accounting Officer

                                INDEX TO EXHIBITS
Exhibit Number
                                   Description

2.1 Agreement and Plan of Merger dated as of October 2, 1999, among Clear Channel, CCU Merger Sub, Inc. and AMFM Inc. (incorporated by reference to the exhibits of Clear Channel's Current Report on Form 8-K filed October 5,
     1999).

2.2 Agreement and Plan of Merger dated as of February 28, 2000, among Clear Channel, CCU II Merger Sub, Inc. and SFX Entertainment, Inc. (incorporated by reference to the exhibits of Clear Channel's Current Report on Form 8-K filed February 29, 2000).

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

4.6 Fourth Supplement Indenture dated November 24, 1999 to Senior Indenture dated October 1, 1997, by and between Clear Channel and The Bank of New York as Trustee (incorporated by reference to the exhibits of the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

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

11   Statement re: Computation of Per Share Earnings.

12   Statement re: Computation of Ratios.


EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE

(In thousands, except per share data)

                                                                 Three months ended
                                                                      March 31,
                                                              ------------------------
                                                              2001                2000
                                                              ----                ----
Numerator:
  Net loss                                                $  (309,228)          $  (39,402)

  Effect of dilutive securities:
    Convertible debt - 2.625% issued in 1998                    2,453  *             2,453   *
    Convertible debt - 1.5% issued in 1999                      2,438  *             2,438   *
    LYONS - 1996 issue                                           (127) *              (120)  *
    LYONS - 1998 issue                                          1,754  *             1,130   *
    Less: Anti-dilutive items                                  (6,518)              (5,901)
                                                          -----------           ----------

Numerator for net income (loss) per
  common share - diluted                                  $  (309,228)          $  (39,402)
                                                          ===========           ===========

Denominator:
  Weighted average common shares                              586,990              338,803

  Effect of dilutive securities:
     Stock options and common stock warrants                   14,990  *            10,501   *
    Convertible debt - 2.625% issued in 1998                    9,282  *             9,282   *
    Convertible debt - 1.5% issued in 1999                      9,454  *             9,454   *
    LYONS - 1996 issue                                          3,869  *             3,870   *
    LYONS - 1998 issue                                          3,085  *             3,085   *
    Less: Anti-dilutive items                                 (40,680)             (36,192)
                                                          -----------           ----------

Denominator for net income (loss)
  per common share - diluted                                  586,990              338,803
                                                          ===========           ==========

Net income (loss) per common share:
  Basic                                                   $      (.53)          $     (.12)
                                                          ===========           ==========

  Diluted                                                 $      (.53)          $     (.12)
                                                          ===========           ==========

* Denotes items that are anti-dilutive to the calculation of earnings per share.

                                      -23-


 EXHIBIT 12 - COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

(In thousands, except ratio data)

                                              March 31,                              Year Ended
                                        --------------------     ----------------------------------------------------
                                         2001         2000           2000        1999        1998       1997       1996
                                         ----         ----           ----        ----        ----       ----       ----
Income (loss) before income
  taxes, equity in earnings of non-
  consolidated affiliates and
  extraordinary item                       (365,388)   (37,205)     688,384     220,213     117,922    104,077     71,240
Dividends and other received from
  nonconsolidated affiliates                  3,319        920        4,934       7,079       9,168      4,624     10,430
                                      -------------  ---------  -----------  ----------  ----------  ---------  ---------

Total                                     (362,069)    (36,285)     693,318     227,292     127,090    108,701     81,670

Fixed Charges
Interest expense                            156,400     55,549      413,425     192,321     135,766     75,076     30,080
Amortization of loan fees                     4,082        234       12,401       1,970       2,220      1,451        506
Interest portion of rentals                  46,233     17,468      150,317      24,511      16,044      6,120        424
                                      -------------  ---------  -----------  ----------  ----------  ---------  ---------

Total fixed charges                         206,715     73,251      576,143     218,802     154,030     82,647     31,010

Preferred stock dividends
Tax effect of preferred dividends                --         --           --          --          --         --         --
After tax preferred dividends                    --         --           --          --          --         --         --
                                      -------------  ---------  -----------  ----------  ----------  ---------  ---------
Total fixed charges and
  preferred dividends                       206,715     73,251      576,143     218,802     154,030     82,647     31,010

Total earnings available for
 payment of fixed charges                  (155,354)    36,966    1,269,461     446,094     281,120    191,348    112,680
                                      =============  =========  ===========  ==========  ==========  =========  =========
Ratio of earnings to fixed
  Charges                                     (0.75)      0.50         2.20        2.04        1.83       2.32       3.63
                                      =============  =========  ===========  ==========  ==========  =========  =========

Rental fees and charges                     132,094    116,450      429,476     306,393     200,550     76,500      5,299
Interest rate                                 35%        15%          35%          8%          8%          8%         8%