Form 10-Q
period 2001-06-30
CLEAR CHANNEL COMMUNICATIONS INC
filed 2001-08-15
CIK 739708

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 2001             Commission file number 1-9645


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
Yes __x__ No _____

   Indicate the number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practicable date.



            Class                               Outstanding at August 10, 2001
- - - - - - - - - - - - - -                     - - - - - - - - - - - -  - - -
Common Stock, $.10 par value                               592,208,978

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                                      INDEX




                                                                       Page No.
                                                                       - - - -

Part I -- Financial Information

     Item 1.  Unaudited Financial Statements

     Consolidated Balance Sheets at June 30, 2001 and December 31, 2000       3

     Consolidated Statements of Operations for the six and three months
         ended June 30, 2001 and 2000                                         5

     Consolidated Statements of Cash Flows for the six months ended
         June 30, 2001 and 2000                                               6

     Notes to Consolidated Financial Statements                               7

     Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 12

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk     21


Part II -- Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders            22

     Item 6.  Exhibits and reports on Form 8-K                               23

         (a)  Exhibits
         (b)  Reports on Form 8-K

     Signatures                                                              23

     Index to Exhibits                                                       24



                                     PART I

Item 1.  UNAUDITED FINANCIAL STATEMENTS

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)

                                                                       June 30,                   December 31,
                                                                         2001                         2000
                                                                      (Unaudited)                   (Audited)
                                                                      -----------                 ------------
Current Assets
   Cash and cash equivalents                                          $    247,150              $    196,838
   Restricted cash                                                              --                   308,691
   Accounts receivable, less allowance of $59,915 at
     June 30, 2001 and $60,631 at December 31, 2000                      1,615,489                 1,557,048
   Prepaid expenses                                                        290,161                   146,767
   Other current assets                                                    137,644                   133,873
                                                                      ------------              ------------
     Total Current Assets                                                2,290,444                 2,343,217

Property, Plant and Equipment
   Land, buildings and improvements                                      1,263,812                 1,197,951
   Structures and site leases                                            2,157,288                 2,395,934
   Transmitter and studio equipment                                        709,912                   744,571
   Furniture and other equipment                                           505,996                   479,532
   Construction in progress                                                315,446                   222,286
                                                                      ------------              ------------
                                                                         4,952,454                 5,040,274
Less accumulated depreciation                                           (1,039,164)                 (785,040)
                                                                      ------------              ------------
                                                                         3,913,290                 4,255,234
Intangible Assets
   Contracts                                                             1,039,307                 1,075,472
   Licenses and goodwill                                                42,074,832                40,973,198
   Other intangible assets                                                 125,396                   175,451
                                                                      ------------              ------------
                                                                        43,239,535                42,224,121
Less accumulated amortization                                           (2,622,069)               (1,731,557)
                                                                      ------------              ------------
                                                                        40,617,466                40,492,564
Other Assets
   Restricted cash                                                           7,981                   319,450
   Notes receivable                                                         42,565                    99,818
   Investments in, and advances to, nonconsolidated affiliates             473,975                   427,303
   Other assets                                                            470,060                   513,773
   Other investments                                                       910,249                 1,605,102
                                                                      ------------              ------------
Total Assets                                                          $ 48,726,030              $ 50,056,461
                                                                      ============              ============

                 See Notes to Consolidated Financial Statements


               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                       June 30,                  December 31,
                                                                         2001                         2000
                                                                      (Unaudited)                 (Audited)
                                                                     -------------              -------------
Current Liabilities
   Accounts payable                                                   $    323,800              $    383,588
   Accrued interest                                                        111,308                   105,581
   Accrued expenses                                                        804,921                   884,941
   Accrued income taxes                                                     96,733                   445,499
   Current portion of long-term debt                                        79,273                    69,699
   Deferred income                                                         437,511                   218,670
   Other current liabilities                                                15,424                    20,572
                                                                      ------------              ------------
     Total Current Liabilities                                           1,868,970                 2,128,550

   Long-term debt                                                        9,804,736                10,610,452
   Deferred income taxes                                                 6,637,160                 6,771,198
   Other long-term liabilities                                             223,892                   137,343

   Minority interest                                                        74,736                    61,745

Shareholders' Equity
   Common stock                                                             59,219                    58,577
   Additional paid-in capital                                           29,924,865                29,558,908
   Common stock warrants                                                   248,626                   249,312
   Retained earnings (deficit)                                              (1,289)                  544,940
   Accumulated other comprehensive income (loss)                           (82,435)                  (32,433)
   Other                                                                   (17,293)                  (26,298)
   Cost of shares held in treasury                                         (15,157)                   (5,833)
                                                                     -------------              ------------
   Total shareholders' equity                                           30,116,536                30,347,173
                                                                     -------------              ------------
Total Liabilities and
   Shareholders' Equity                                               $ 48,726,030              $ 50,056,461
                                                                     =============              ============

                 See Notes to Consolidated Financial Statements

                                      -4-



               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (In thousands of dollars, except per share data)


                                                               Six Months Ended                     Three Months Ended
                                                         June 30,         June 30,              June 30,           June 30,
                                                           2001             2000                  2001               2000
                                                       -----------       -----------           -----------      -----------

Gross revenue                                          $ 4,102,792       $ 1,950,017           $ 2,341,773      $ 1,078,642
Less:  agency commissions                                  295,168           201,603               162,512          112,767
                                                       -----------       -----------           -----------      -----------
Net revenue                                              3,807,624         1,748,414             2,179,261          965,875

Operating expenses                                       2,699,283         1,082,690             1,520,215          562,729
Non-cash compensation expense                               12,350                --                 8,456               --
Depreciation and amortization                            1,258,601           448,741               644,850          228,687
Corporate expenses                                          92,682            52,445                47,611           27,867
                                                       -----------       -----------           -----------      -----------
Operating income (loss)                                   (255,292)          164,538               (41,871)         146,592

Interest expense                                           293,939           125,460               137,539           69,911
Gain (loss) on sale of assets related to mergers           (57,390)               --               (51,000)              --
Gain (loss) on marketable securities                        23,805                --                 5,349               --
Equity in earnings of nonconsolidated affiliates             4,608             9,603                 4,045            6,667
Other income (expense) - net                               (17,398)            1,624                (9,765)           1,226
                                                       -----------       -----------           -----------      -----------
Income (loss) before income taxes                         (595,606)           50,305              (230,781)          84,574
Income tax (expense) benefit                                49,377           (58,472)               (6,220)         (53,339)
                                                       -----------       -----------           -----------      -----------
Net income (loss)                                         (546,229)           (8,167)             (237,001)          31,235

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments                 (49,259)          (60,544)               (5,905)         (48,039)
  Unrealized gain (loss) on securities:
    Unrealized holding gain (loss) arising during period   (28,990)           73,116               121,671          (27,060)
    Reclassification adjustment for (gains)
      losses on securities transferred to trading          (45,315)               --                    --               --
    Reclassification adjustment for (gains)
      losses included in net income (loss)                  73,562                --                31,595               --
                                                       -----------       -----------           -----------     ------------
Comprehensive income (loss)                            $  (596,231)      $     4,405           $   (89,640)    $    (43,864)
                                                       ===========       ===========           ===========     ============

Net income (loss) per common share:
   Basic                                               $      (.93)      $      (.02)          $      (.40)    $        .09
                                                       ===========       ===========           ===========     ============

   Diluted                                             $      (.93)      $      (.02)          $      (.40)    $        .09
                                                       ===========       ===========           ===========     ============

                 See Notes to Consolidated Financial Statements

                                      -5-




               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (In thousands of dollars)

                                                                                    Six Months Ended
                                                                          June 30,                     June 30,
                                                                            2001                         2000
                                                                       -----------                 -----------
Cash flows from operating activities:
   Net loss                                                            $  (546,229)                $    (8,167)

Reconciling Items:
   Depreciation and amortization                                         1,258,601                     448,741
   Deferred tax (benefit) expense                                         (144,698)                     15,856
   (Recognition) deferral of deferred income                               208,592                       2,554
   (Gain) loss on disposal of assets                                         3,982                      (2,204)
   (Gain) loss on sale of other investments                                 52,133                          --
   (Gain) loss on sale of assets related to mergers                         57,390                          --
   (Gain) loss on forward exchange contract and related securities         (75,938)                         --
   Increase (decrease) other, net                                           13,217                       1,664
   Changes in operating assets and liabilities, net of
     effects of acquisitions                                              (731,852)                   (143,797)
                                                                       -----------                 -----------
Net cash provided by operating activities                                   95,198                     314,647

Cash flows from investing activities:
   Liquidation of restricted cash, net                                     583,762                       4,349
   Decrease (increase) in notes receivable - net                            (3,747)                    (76,000)
   Decrease (increase) in investments in and advances
     to nonconsolidated affiliates - net                                   (16,889)                     (3,657)
   Purchases of investments                                                   (918)                    (41,842)
   Proceeds from sale of investments                                       595,634                          --
   Purchases of property, plant and equipment                             (285,312)                   (201,602)
   Proceeds from disposal of assets                                         74,531                       3,377
   Proceeds from divestitures placed in restricted cash                     41,000
   Acquisition of operating assets                                        (240,086)                   (821,129)
   Acquisition of broadcasting assets with restricted cash                (355,010)                         --
   Decrease (increase) in other-net                                        (42,725)                    (11,230)
                                                                       -----------                 -----------
Net cash provided by (used in) investing activities                        350,240                  (1,147,734)

Cash flows from financing activities:
   Draws on credit facilities                                            1,418,572                   1,568,871
   Payments on credit facilities                                        (1,947,851)                 (1,209,694)
   Proceeds from issuance of long-term debt                                     --                   1,018,790
   Payments on long-term debt                                               (2,796)                   (573,107)
   Proceeds from forward exchange contract                                  90,826                          --
   Proceeds from exercise of stock options, stock
     purchase plan and common stock warrants                                55,123                       8,396
   Payments for purchase of treasury shares                                 (9,000)                         --
                                                                       -----------                 -----------
Net cash (used in) provided by financing activities                       (395,126)                    813,256

   Net (decrease) increase in cash and cash equivalents                     50,312                     (19,831)

   Cash and cash equivalents at beginning of period                        196,838                      76,724
                                                                       -----------                 -----------
   Cash and cash equivalents at end of period                          $   247,150                 $    56,893
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

Note 2:  RECENT  ACCOUNTING  PRONOUNCEMENTS

On January 1, 2001, the Company adopted Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"), as amended. Statement 133 requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. Statement 133 requires the transition adjustment resulting from adopting these Statements to be reported in net income or accumulated other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. Upon adoption, the Company recorded the fair value of its derivative instruments on its balance sheet. Adoption of Statement 133 had no impact on the Company's results of operations. Also upon adoption, the Company reclassified 2.0 million shares of its investment in
American Tower Corporation ("AMT") that had been classified as available-for-sale securities to trading securities under Financial Accounting Standards No. 115 Accounting for Certain Investments in Debt and Equity Securities ("Statement 115"). In accordance with Statement 115 and Statement 133, the shares were transferred to a trading classification at their fair market value on January 1, 2001, of $76.2 million, and an unrealized pretax holding gain of $69.7 million was recorded in earnings as "Gain on marketable securities".

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations ("Statement 141"). Statement 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement 38, Accounting for Preacquisitition Contingencies of Purchased Enterprises. Statement 141 is effective for all business combinations initiated after June 30, 2001. Statement 141 eliminates the pooling-of-interest method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement 141 also changes the criteria to recognize intangible assets apart from goodwill. The Company adopted this statement on July 1, 2001. As the Company has historically used the purchase method to account for all business combinations, management does not believe adoption of this statement will materially impact the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. Statement 142 is effective for fiscal years beginning after December 15, 2001. This statement establishes new accounting for goodwill and other intangible assets recorded in business combinations. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives. As the Company's amortization of goodwill and certain other indefinite life intangibles is a significant non-cash expense that the Company currently records, Statement 142 will have a material impact on the Company's financial statements. For the three and six months ended June 30, 2001, amortization expense related to goodwill and indefinite life intangibles was approximately $440.0 million and $880.0 million, respectively. In addition, upon adoption, the Company will perform the first of the required impairment tests of goodwill and indefinite life intangibles and have not yet determined what the effect of these tests will be on the Company's financial position or results of operations.

Note 3: ACQUISITIONS

Restructuring
-------------

Due to the Company's mergers with SFX Entertainment, Inc. ("SFX") and AMFM Inc. ("AMFM"), the Company formalized a plan to restructure the SFX and AMFM operations. The Company communicated to all affected employees the last date of their employment. The AMFM corporate offices in Dallas and Austin, Texas were closed on March 31, 2001 and a portion of the SFX corporate office in New York was closed on June 30, 2001. Other operations of AMFM have or will be either discontinued or integrated into existing similar operations. As of June 30, 2001, the restructuring has resulted in the actual termination of 511 employees and the pending termination of approximately 46 more employees. The majority of the restructuring was completed by June 30, 2001. The Company has recorded a liability in purchase accounting primarily related to severance for terminated employees and lease terminations as follows:

(In thousands)
                                                                 June 30, 2001           December 31, 2000
                                                                --------------           -----------------
     Severance costs:
         Severance accrual at January 1                         $    41,265                  $     1,882
         Estimated costs charged to restructuring
             accrual in purchase accounting                              --                       78,525
         Adjustments to purchase accounting                          10,062                       (1,735)
         Payments charged against restructuring
             accrual                                                (45,730)                     (37,407)
                                                                -----------                  -----------

     Remaining severance accrual                                $     5,597                  $    41,265
                                                                ===========                  ===========


     Lease termination and other restructuring costs:
         Lease accrual at January 1                             $    43,026                  $     2,466
         Estimated costs charged to restructuring
             accrual in purchase accounting                              --                       46,473
         Adjustments to purchase accounting                             367                       (2,466)
         Payments charged against restructuring
             accrual                                                 (1,763)                      (3,447)
                                                                -----------                  -----------

     Remaining lease and other restructuring cost accrual       $    41,630                  $    43,026
                                                                ===========                  ===========


Pro Forma
---------

The results of operations for the six-month period ending June 30, 2001 include the operations of SFX, AMFM and Donrey Media Group ("Donrey"). The Company completed its mergers with SFX and AMFM in August 2000 and acquired Donrey in September 2000. Assuming the mergers with SFX and AMFM and the acquisition of Donrey had all occurred at January 1, 2000, unaudited pro forma consolidated results of operations for the six months ended June 30, 2000 would have been as follows:

(In thousands, except per share data)

           Net revenue                                    $ 3,749,156
           Net loss                                       $  (340,993)
           Net loss per share basic and diluted           $      (.75)

The pro forma information above is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had the mergers/acquisitions of SFX, AMFM and Donrey occurred at the beginning of 2000, nor is it indicative of future results of operations. The Company had other acquisitions during 2000 and the first six months of 2001, the effects of which, individually and in aggregate, were not material to the Company's consolidated financial position or results of operations.

The purchase price allocations of SFX, AMFM and Donrey are preliminary, pending the refinement of contingent items.

Other
-----

As a result of the Company's recent acquisitions, it has integrated operations and performed analysis of the deployed assets, with those assets no longer necessary being written down to net realizable value. This resulted in additional depreciation expense for the six months ended June 30, 2001 of approximately $50.0 million.

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

Interest Rate Risk Management
-----------------------------

The Company's policy is to manage interest expense using a mix of fixed and variable rate debt. To manage this mix in a cost-efficient manner, the Company enters into interest rate swap agreements in which the Company agrees to exchange, at specified variables, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps, designated as fair value hedges, hedge underlying fixed-rate debt obligations with a principal amount of $1.5 billion. The terms of the underlying debt and the interest rate swap agreements coincide; therefore the hedge qualifies for the short-cut method defined in Statement 133.
Accordingly, no net gains or losses were recorded in income related to the Company's underlying debt and interest rate swap agreements. In accordance with Statement 133, on January 1, 2001, the Company recorded an asset on the balance sheet as "Other long-term assets" of $49.0 million to reflect the fair value of the interest rate swap agreements and increased the carrying value of the underlying debt by an equal amount. On June 30, 2001, the fair value of the interest rate swap agreements was approximately $70.2 million. Accordingly, an adjustment was made to the asset and carrying value of the underlying debt on June 30, 2001 to reflect the increase in fair value.

Secured Forward Exchange Contract
---------------------------------

On January 31, 2001, and again on June 25, 2001, Clear Channel Investments, Inc., a wholly-owned subsidiary of the Company, entered into ten-year forward sale contracts that monetized, in aggregate 2.9 million shares of the Company's investment in AMT. The secured forward exchange contracts protect the Company against decreases in the fair value of AMT stock while providing participation in increases in the fair value of the stock. During the term of the secured forward exchange contracts, the Company retains ownership of the AMT shares. The Company's obligation under the secured forward exchange contracts is collateralized by a security interest in the AMT shares.

Under Statement 133, these contracts are considered hybrid instruments - long-term obligations with derivative instruments embedded into the contracts. Statement 133 requires a hybrid instrument to be bifurcated such that the long-term obligations and the embedded derivatives are accounted for separately under the appropriate accounting guidance. The long-term obligations have been recorded on the balance sheet as "Other long-term liabilities" at their fair value at inception of $56.9 million and are being accreted to their maturity values of an aggregate of $103.0 million over their ten-year term, with the accretion classified as interest expense. As of June 30, 2001, the aggregate balance of the long-term obligations was $58.5 million. As of June 30, 2001, the aggregate balance of the embedded derivatives recorded on the balance sheet as "Other assets" was $6.9 million. For the three and six months ended June 30, 2001, the fair value of the embedded derivative increased $1 million and $40.8 million, respectively. The increase in fair value was recorded in earnings as "Gain on marketable securities". On June 30, 2001, the fair market value of the
2.0 million shares of AMT that had been reclassified as trading securities was $41.6 million. For the three and six months ended June 30, 2001, the fair value of the AMT shares classified as trading securities had increased $4.3 million and decreased $31.2 million, respectively. The change in the fair market value of these shares has been recorded in earnings as "Gain on marketable securities". For the six months ended June 30, 2001, the amounts recorded in "Gain on marketable securities" relating to the secured forward exchange contracts were partially offset by a net loss of $52.1 million related to the impairment of various investments.

Foreign Currency Rate Management
--------------------------------

As a result of the Company's foreign operations, the Company is exposed to foreign currency exchange risks related to its net assets in foreign countries. To manage this risk, the Company enters into foreign denominated debt to hedge a portion of the effect of movements in currency exchange rates on these net investments. The Company's major foreign currency exposure involves markets operating in Euros and the British pound. The primary purpose of the Company's foreign currency hedging activities is to offset the translation gain or losses associated with the Company's net investments denominated in foreign currencies reported in shareholders' equity as "Accumulated other comprehensive income". Since the debt is denominated in the same currency of the foreign denominated net investment, the hedge will offset a portion of the translation changes in the corresponding net investment. Since an assessment of this hedge revealed no ineffectiveness, all of the translation gains and losses associated with this debt are reflected as a translation adjustment within accumulated other comprehensive income within shareholders' equity. As of June 30, 2001, cumulative translation losses of $188.9 million have been reported as a part of "Accumulated other comprehensive income" within shareholders' equity.

Note 5: CONVERSION OF LONG-TERM DEBT

On May 7, 2001, the Company delivered notice of its intent to redeem on June 12, 2001 the total outstanding principal amount of its 5.50% Liquid Yield Option Notes ("LYONs"), recorded on the balance sheet as "Long-term debt". The redemption price was $581.25 per each $1,000 LYON outstanding at June 12, 2001. Each LYON was convertible, at the option of the holder, at any time prior to the close of business June 12, 2001. Substantially all of the 5.50% LYONs converted into 3.9 million shares of the Company's common stock prior to the redemption date.

Note 6:  SEGMENT DATA

The Company has three reportable operating segments, which best reflects how the Company is currently managed - radio broadcasting, outdoor advertising and live entertainment. Revenue and expenses earned and charged between segments are recorded at fair value.

(In thousands)                                      Six Months Ended                     Three Months Ended
                                               June 30,          June 30,             June 30,          June 30,
                                                 2001              2000                 2001              2000
                                               --------          --------             --------          --------
Net revenue
   Radio Broadcasting                     $   1,698,822     $     874,825         $     940,831    $     479,372
   Outdoor Advertising                          860,707           797,192               461,451          441,421
   Live Entertainment                         1,098,335                --               697,255               --
   Other                                        213,810           103,637               112,306           57,771
   Eliminations                                 (64,050)          (27,240)              (32,582)         (12,689)
                                          -------------     -------------         -------------    -------------
Consolidated                              $   3,807,624     $   1,748,414         $   2,179,261    $     965,875

Operating expenses
   Radio Broadcasting                     $   1,000,655     $     539,280         $     536,306    $     276,526
   Outdoor Advertising                          577,020           501,742               294,209          259,084
   Live Entertainment                         1,025,639                --               641,335               --
   Other                                        160,019            68,908                80,947           39,808
   Eliminations                                 (64,050)          (27,240)              (32,582)         (12,689)
                                          -------------     -------------         -------------    -------------
Consolidated                              $   2,699,283     $   1,082,690         $   1,520,215    $     562,729

Depreciation and Amortization
   Radio Broadcasting                     $     808,335     $     230,546         $     428,448    $     116,169
   Outdoor Advertising                          269,132           200,698               122,548          103,388
   Live Entertainment                           133,448                --                62,848               --
   Other                                         47,686            17,497                31,006            9,130
                                          -------------     -------------         -------------    -------------
Consolidated                              $   1,258,601     $     448,741         $     644,850    $     228,687

Operating income (loss)
   Radio Broadcasting                     $    (110,168)    $     105,077         $     (23,923)   $      85,940
   Outdoor Advertising                           (6,452)           73,219                34,301           68,815
   Live Entertainment                           (82,058)               --               (18,778)              --
   Other                                        (56,614)          (13,758)              (33,471)          (8,163)
                                          -------------     -------------         -------------    -------------
Consolidated                              $    (255,292)    $     164,538         $     (41,871)   $     146,592


                                                          As of
                                               June 30,          June 30,
                                                 2001              2000
                                               --------          --------
Total identifiable assets
   Radio Broadcasting                     $  33,979,277     $   9,414,817
   Outdoor Advertising                        7,655,874         6,759,525
   Live Entertainment                         5,632,589                --
   Other                                      1,458,290         1,473,718
                                          -------------     -------------
Consolidated                              $  48,726,030     $  17,648,060

Net revenue of $579.2 million and $258.8 million for the six and three months ended June 30, 2001, respectively and $388.6 million and $215.6 million for the six and three months ended June 30, 2000, respectively, and identifiable assets of $2.7 billion and $2.2 billion as of June 30, 2001 and 2000, respectively are included in the data above and are derived from the Company's foreign operations.

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

         We measure the performance of our operating segments and managers based on a pro forma measurement. Pro forma includes adjustments to the prior period for all acquisitions. For each acquisition, adjustments are made to the prior period to include the operating results of the acquisition for the corresponding period of time that the acquisition was owned in the current period. In addition, results of operations from divested assets are excluded from all periods presented. We believe that pro forma is the best measure of our operating performance as it includes the performance of assets for the period of time we managed the assets.

         Pro forma is compared in constant U.S. dollars (i.e. a currency exchange adjustment is made to the current period actual results to present foreign revenues and expenses in prior period dollars) allowing for comparison of operations independent of foreign exchange movements. In order to properly reflect the above definition, for the six months ended June 30 amounts, adjustments were made to the three months ended March 31 amounts, which when previously reported, had included our proportionate share of the results of operations of actively managed equity investments.

         The following tables set forth our consolidated and segment results of operations on both a reported and a pro forma basis.


Comparison of Three and Six Months Ended June 30, 2001 to Three and Six Months Ended June 30, 2000.

Consolidated
------------
(In thousands)

                                                      As Reported
                                              Three Months Ended June 30,
                                           -----------------------------------     % Change         % Change
                                               2001                  2000        As Reported        Pro Forma
                                             ----------            --------      -----------        ---------
Net Revenue                                  $2,179,261            $965,875             126%           (1%)
Operating Expenses                            1,520,215             562,729             170%            5%
Corporate Expenses                               47,611              27,867              71%          (15%)
                                             ----------            --------
EBITDA                                        $ 611,435            $375,279              63%          (13%)
                                             ==========            ========

                                                      As Reported
                                               Six Months Ended June 30,
                                           -----------------------------------     % Change         % Change
                                                2001                 2000        As Reported        Pro Forma
                                             ------------          ----------    -----------        ---------
Net Revenue                                    $3,807,624          $1,748,414           118%             (5%)
Operating Expenses                              2,699,283           1,082,690           149%             (1%)
Corporate Expenses                                 92,682              52,445            77%            (15%)
                                               ----------          ----------
EBITDA                                         $1,015,659          $  613,279            66%            (13%)
                                               ==========          ==========

         On a reported basis, net revenue and operating expenses increased primarily due to our 2000 acquisitions. Included in our three and six months ended June 30, 2001 reported basis amounts are the net revenues and operating expenses for our 2000 acquisitions, the most significant being SFX Entertainment, Inc. acquired on August 1, 2000, AMFM Inc. acquired on August 30, 2000, and Donrey acquired on September 1, 2000. Corporate expenses increased on a reported basis also due to the above acquisitions.

         On a pro forma basis, net revenue decreased in the three and six months ended June 30, 2001 due to an overall softening of the advertising industry, especially as compared to the strong advertising environment during the first six months of 2000. During the first six months of 2000, advertising rates were higher in our radio and outdoor businesses related to the increased inventory demand within the advertising industry. For the three months ended June 30, 2001, operating expenses increased primarily due to the increase in revenue within the entertainment division during the current period as compared to the prior period. This increase in operating expenses along with a smaller increase in the outdoor division was partially offset by a decrease in the radio division. For the six months ended June 30, 2001 operating expenses declined as a result of the decrease in revenue. Also, corporate expenses declined on a pro forma basis primarily related to savings associated with our recent mergers and other cost saving measures.

Other Income and Expense Information
------------------------------------

         Non-cash compensation expense of $8.5 million and $12.4 million was recorded during the three and six months ended June 30, 2001, respectively. This expense is primarily due to assumed unvested stock options granted to AMFM employees that are now convertible into Clear Channel stock. To the extent that these employees' options continue to vest, we recognize non-cash compensation expense over the remaining vesting period. Vesting dates range from January 2001 to April 2005. If no employees forfeit their unvested options by leaving the company, we expect to recognize non-cash compensation expense of approximately $17.5 million during the remaining vesting period. In addition to the expense associated with the assumed unvested stock options granted to AMFM employees, we have recognized expense associated with modifications made to existing options during specific employee contract negotiations. We expect to recognize non-cash compensation expense of approximately $6.6 million over the next five years relating to these specific contracts.

         For the three and six months ended June 30, 2001, depreciation and amortization expense increased from $228.7 million and $448.7 million, respectively to $644.9 million and $1.3 billion, respectively. The increase is due primarily to additional amortization of FCC licenses and goodwill associated with the AMFM acquisition and amortization of goodwill and other intangibles associated with the SFX acquisition. In addition to the increase relating to recent acquisitions, during the six months ended June 30, 2001, we wrote down certain assets deemed to be no longer necessary in our ongoing operations to their net realizable value. The majority of the assets identified resulted from the continuing integration of recent acquisitions, as well as analog television equipment, and an impairment of an operating contract. As we continue integration and analysis of the assets deployed in the operations of our business, with those assets deemed no longer necessary being written down to their net realizable value, we will possibly recognize additional depreciation and amortization expense.

         Interest expense was $293.9 million and $125.5 million for the six months ended June 30, 2001 and 2000, respectively. For the three months ended June 30, 2001 and 2000, interest expense increased $67.6 million from $69.9 million to $137.5 million, a 97% increase. The increase was due to the overall increase in average amounts of debt outstanding and the higher coupons on fixed rate issuances during 2000. This increase was partially offset by the decrease in LIBOR rates. Currently, approximately 47% of our debt is variable-rate debt that bears interest based upon LIBOR. The 1-Month LIBOR rates decreased from 6.64% at June 30, 2000 to 3.86% at June 30, 2001.

         The loss on sale of assets related to mergers for the six months ended June 30, 2001 of $57.4 million is primarily due to a loss of $78.7 million related to the sale of 14.5 million shares of Lamar Advertising Company that we acquired in the AMFM merger, and a net loss of $11.6 million related to write-downs of other investments acquired in mergers. This loss was partially offset by a gain of $32.9 million realized on the sale of five stations in connection with governmental directives regarding the AMFM merger. For the three months ended June 30, 2001, a loss of $51.0 million was recorded related to the sale of 8.0 million shares of Lamar Advertising Company.

         The gain on marketable securities is primarily related to the reclassification of 2.0 million shares of American Tower Corporation to a trading security under Financial Accounting Standards No. 115 Accounting for Certain Investments in Debt and Equity Securities and Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities. On January 1, 2001, the shares were transferred to a trading classification at their fair market value of $76.2 million and an unrealized pretax holding gain of $69.7 million was recognized. During the six months ended June 30, 2001, we entered into two secured forward exchange contracts that monetized part of our investment in American Tower. The fair value adjustment of the American Tower trading shares and the secured forward exchange contract netted gains of $5.3 million and $9.6 million during the three and six months ended June 30, 2001, respectively. In addition, during the first quarter of 2001, a net loss of $52.1 million was recognized related to impairments of other investments that had declines in their market values that were considered to be other than temporary.

         Equity in earnings of nonconsolidated affiliates for the six months ended June 30, 2001 was $4.6 million as compared to $9.6 million for the same period of 2000. The decrease was due to declining operating results primarily in our radio broadcasting equity investments. For similar reasons, equity in earnings of nonconsolidated affiliates for the three months ended June 30, 2001 declined $2.6 million from $6.7 million for the three months ended June 30, 2000.

         For the three and six months ended June 30, 2001, Other income (expense) net was an expense of $9.8 million and $17.4 million, respectively, as compared to income of $1.2 million and $1.6 million in the same periods of 2000, respectively. The additional expense recognized in 2001 related primarily to the reimbursements of capital costs within certain operating contracts as well as software development costs and other miscellaneous expenses.

         An income tax benefit of $49.4 million was recorded for the six months ended June 30, 2001, as compared to an income tax expense of $58.5 million recorded in the same period of 2000. Each period's effective tax rate was adversely affected by amortization of intangibles in excess of amounts that are deductible for tax purposes.


Radio Broadcasting
------------------
(In thousands)

                                                      As Reported
                                              Three Months Ended June 30,
                                           -----------------------------------     % Change         % Change
                                               2001                  2000        As Reported        Pro Forma
                                            ---------              --------      -----------        ---------
Net Revenue                                  $940,831              $479,372            96%             (7%)
Operating Expenses                            536,306               276,526            94%             (2%)
                                            ---------              --------
EBITDA                                       $404,525              $202,846            99%            (13%)
                                            =========              ========

                                                      As Reported
                                               Six Months Ended June 30,
                                           -----------------------------------     % Change         % Change
                                                2001                 2000        As Reported        Pro Forma
                                             ----------            --------      -----------        ---------
Net Revenue                                  $1,698,822            $874,825            94%             (8%)
Operating Expenses                            1,000,655             539,280            86%             (5%)
                                             ----------            --------
EBITDA                                       $  698,167            $335,545           108%            (10%)
                                             ==========            ========

         Net revenues and operating expenses increased on a reported basis due to our acquisitions completed during 2000. Included in our three and six months ended June 30, 2001 reported amounts are net revenues and operating expenses from our acquisition of AMFM in August 2000.

         On a pro forma basis, net revenue decreased due to high inventory demands and advertising rates experienced during the first six months of 2000 related to the overall strength of the U.S. economy and the rapid growth of the Internet industry. On a pro forma basis, operating expenses decreased incrementally with the decrease in net revenue.

                                      -14-



Outdoor Advertising
-------------------
(In thousands)

                                                      As Reported
                                              Three Months Ended June 30,
                                           -----------------------------------     % Change         % Change
                                               2001                  2000        As Reported        Pro Forma
                                             --------              --------      -----------        ---------
Net Revenue                                  $461,451              $441,421             5%             (6%)
Operating Expenses                            294,209               259,084            14%              1%
                                             --------              --------
EBITDA                                       $167,242              $182,337            (8%)           (15%)
                                             ========              ========

                                                      As Reported
                                               Six Months Ended June 30,
                                           -----------------------------------     % Change         % Change
                                               2001                  2000        As Reported        Pro Forma
                                               ----                  ----        -----------        ---------
Net Revenue                                  $860,707              $797,192             8%             (4%)
Operating Expenses                            577,020               501,742            15%              2%
                                             --------              --------
EBITDA                                       $283,687              $295,450            (4%)           (13%)
                                             ========              ========

         Net revenues and operating expenses increased on a reported basis due to our acquisitions completed during 2000. Included in the three and six months ended June 30, 2001 reported basis amounts are net revenues and operating expenses from our acquisition of Donrey in September 2000, as well as other less significant acquisitions.

         On a pro forma basis, due to difficult comparisons to the prior year period, net revenues decreased during the three and six months ended June 30, 2001 as compared to the same periods of 2000. Pro forma operating expenses increased primarily due to increased expenses associated with investments and expansion of operations of recently acquired assets and contracts.


Live Entertainment
------------------
(In thousands)

                                                      As Reported
                                              Three Months Ended June 30,
                                           -----------------------------------    % Change         % Change
                                               2001                  2000        As Reported        Pro Forma
                                               ----                  ----        -----------        ---------
Net Revenue                                     $697,255             $  --           n/a                12%
Operating Expenses                               641,335                --           n/a                12%
                                                --------             -----
EBITDA                                          $ 55,920             $  --           n/a                11%
                                                ========             =====

                                                      As Reported
                                               Six Months Ended June 30,
                                           -----------------------------------     % Change         % Change
                                               2001                  2000        As Reported        Pro Forma
                                               ----                  ----        -----------        ---------
Net Revenue                                   $1,098,335             $  --           n/a                 2%
Operating Expenses                             1,025,639                --           n/a                 3%
                                              ----------             -----
EBITDA                                        $   72,696             $  --           n/a               (16%)
                                              ==========             =====

         We entered the live entertainment business with our acquisition of SFX in August 2000. On a pro forma basis, net revenue increased during the three and six months ended June 30, 2001 as compared to the same periods of the prior year due to a change in the mix of live events during 2001 as compared to 2000. Although the number of live events decreased over the prior period, there were more stadium and arena events in 2001, which generated higher revenues due to increased seating capacity. In addition, sell-out rates slightly increased over the prior period. Operating expenses increased on a pro forma basis due to the increase in revenue.

                         LIQUIDITY AND CAPITAL RESOURCES

         We expect to fund anticipated cash requirements including acquisitions, anticipated capital expenditures, share repurchases, payments of principal and interest on outstanding indebtedness and commitments with cash flows from operations and various externally generated funds.

         As of June 30, 2001 and December 31, 2000 we had the following debt outstanding:

(In millions)
                                                         June 30, 2001          December 31, 2000
                                                         -------------          -----------------
         Credit facilities - domestic                     $   2,662.9             $   3,203.8
         Credit facility - international                         87.2                   118.3
         Senior convertible notes                             1,575.0                 1,575.0
         Liquid Yield Option Notes                              240.6 (a)               497.1
         Long-term bonds                                      5,168.5 (b)             5,153.6
         Other borrowings                                       149.8                   132.4
                                                          -----------             -----------
         Total                                            $   9,884.0 (c)         $  10,680.2
                                                          ===========             ===========

(a) Includes $44.8 million in unamortized fair value purchase accounting adjustment related to the merger with Jacor Communications, Inc.
(b) Includes $70.8 million in unamortized fair value purchase accounting adjustments related to the mergers with Jacor and AMFM. Also includes $70.2 million related to fair value adjustments for interest rate swap agreements.
(c) Total face value of outstanding debt was $9.8 billion at June 30, 2001.

         We had $247.2 million in unrestricted cash and cash equivalents on hand at June 30, 2001.

SOURCES OF CAPITAL

Domestic Credit Facilities
--------------------------

         We currently have three separate domestic credit facilities. These provide cash for both working capital needs as well as to fund certain acquisitions.

         The first credit facility is a $1.8 billion revolving credit facility. At June 30, 2001, $1.6 billion was outstanding and, taking into account outstanding letters of credit, $145.2 million was available for future borrowings. This credit facility began reducing on September 30, 2000, with quarterly repayment of the outstanding principal balance to continue over the next five years and the entire balance to be repaid by the last business day of June 2005.

         The second facility is a $1.5 billion, 364-day revolving credit facility, which we have the option, prior to its August 29, 2001 maturity, to convert into a term loan with a four-year maturity. There was no amount outstanding at June 30, 2001 and $1.5 billion was available for future borrowings. We requested a 364-day extension of this facility and at August 10, 2001 have received $1.5 billion in commitments to extend the facility to August 28, 2002.

         The third facility is a $1.5 billion, five-year multi-currency revolving credit facility. At June 30, 2001, the outstanding balance was $1.1 billion and, taking into account letters of credit, $400.7 million was available for future borrowings.

         During the six months ended June 30, 2001, we made principal payments totaling $1.9 billion and drew down $1.3 billion on these credit facilities. As of August 10, 2001, the credit facilities aggregate outstanding balance was $2.9 billion and, taking into account outstanding letters of credit, $1.8 billion was available for future borrowings.

International Credit Facility
-----------------------------

         We have a $150.0 million five-year revolving credit facility with a group of international banks. This facility allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provides funds to our international operations for certain working capital needs and smaller acquisitions. At June 30, 2001, approximately $62.8 million was available for future borrowings and $87.2 million was outstanding. This credit facility expires on December 8, 2005.

Restricted Cash
---------------

         In connection with the AMFM merger and related governmental directives, we divested five radio stations, which had been placed in a trust, for $41.0 million. These proceeds were placed in a restricted trust for the purchase of replacement properties. The following table details the activity in the restricted cash accounts:

(In thousands)
Restricted cash balance at January 1, 2001                         $ 628,141
Proceeds from sale of stations                                        41,000
Restricted cash used in acquisitions                                (355,010)
Interest, net of fees                                                  4,601
Expired amount refunded                                             (310,751)
                                                                   ---------
Restricted cash balance at June 30, 2001                           $   7,981
                                                                   =========

Sale of Marketable Securities
-----------------------------

         In connection with our merger with AMFM on August 30, 2000, Clear Channel and AMFM entered into a Consent Decree with the Department of Justice regarding AMFM's investment in Lamar Advertising Company. The Consent Decree, among other things, required us to sell all of our 26.2 million shares of Lamar by December 31, 2002 and relinquish all shareholder rights during the disposition period. As a result, we do not exercise significant influence and account for the investment under the cost method of accounting. During the six months ended June 30, 2001, we received proceeds of $595.6 million relating to the sale of 14.5 million shares of Lamar common stock.

USES OF CAPITAL

Acquisitions
------------

         During the six months ended June 30, 2001, we acquired 151 radio stations in 44 markets for $28.4 million in cash, $343.3 million in restricted cash plus the exchange of seven radio stations. We also acquired approximately 1,450 additional outdoor display faces in 25 domestic markets and approximately 7,750 additional display faces in 38 international markets for a total of $94.7 million in cash. Our outdoor segment also acquired investments in non-consolidated affiliates for a total of $37.9 million in cash. During the six months ended June 30, 2001, our live entertainment segment acquired music, sports and racing events, promotional assets and sports talent representation contracts for $73.9 million in cash. We also acquired the FCC license of a television station that we had previously been operating under a local marketing agreement and other Internet assets for a total of $5.1 million in cash and $11.7 million in restricted cash.

Capital Expenditures
--------------------

         Capital expenditures increased from $201.6 million for the six months ended June 30, 2000 to $285.3 million in same period of 2001. Overall, capital expenditures increased due the increase in the number of radio stations, billboards and displays owned during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. In addition, we incurred capital expenditures related to our new live entertainment segment during the six months ended June 30, 2001 that we did not incur in the same period of 2000. The increase for the six months ended June 30, 2001 primarily relates to additional spending relating to facility consolidation resulting from our acquisitions, technological upgrades of operating assets, and the construction and purchase of new revenue-producing advertising displays.

(In millions)
                                       Six Months Ended June 30, 2001 Capital Expenditures
                                       ---------------------------------------------------

                                  Radio      Outdoor    Entertainment    Other         Total
                                  -----      -------    -------------    -----         -----

     Recurring                 $   17.8     $   30.2      $   8.4      $  10.2        $   66.6
     Non-recurring projects        59.0          6.4         20.1         26.8           112.3
     Revenue producing               --         93.8         12.6           --           106.4
                               --------     --------      -------      -------        --------
                               $   76.8     $  130.4      $  41.1      $  37.0        $  285.3
                               ========     ========      =======      =======        ========

         Our radio broadcasting capital expenditures during the six months ended June 30, 2001 are related primarily to expenditures associated with the consolidation of operations in certain markets in conjunction with acquisitions that are expected to result in improved operating results in such markets.

         Our outdoor advertising capital expenditures during the six months ended June 30, 2001 are related primarily to the construction of new revenue producing advertising displays as well as replacement expenditures on our existing advertising displays.

         Our live entertainment capital expenditures during the six months ended June 30, 2001 include expenditures primarily related to a consolidated sales and operations facility, new venues and improvements to existing venues.

         Included in "other" capital expenditures during the six months ended June 30, 2001 is the purchase of land for an additional corporate facility to accommodate our growth, upgrades of our television related operating assets and other technological expenditures.

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

Liquid Yield Option Notes
-------------------------

         We assumed 4.75% Liquid Yield Option Notes ("LYONs") due 2018 and 5.50% LYONs due 2011 as a part of the merger with Jacor. Each LYON has a principal amount at maturity of $1,000 and is convertible, at the option of the holder, at any time on or prior to maturity, into our common stock at a conversion rate of
7.227 shares per LYON and 15.522 shares per LYON for the 2018 and 2011 issues, respectively. On May 7, 2001, we delivered notice of our intent to redeem the total outstanding principal amount of the 5.50% LYONs on June 12, 2001. Pursuant to the indenture agreement, the redemption price of $581.25 per each $1,000 LYON outstanding at June 12, 2001 was equal to the issue price plus accrued original issue discount through the redemption date. Substantially all of the 5.50% LYONs converted into our common stock prior to the redemption date. The LYONs balance, after conversions to common stock, amortization of purchase accounting premium, and accretion of interest, at June 30, 2001 was $240.6 million.

Other
-----

         During the six months ended June 30, 2001, we made cash tax payments of $450.0 million relating to gains realized on divested radio stations.

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

Market Risk

   Interest Rate Risk

         At June 30, 2001, approximately 47% of our long-term debt, including fixed rate debt on which we have entered interest rate swap agreements, bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the quarter's average interest rate under these borrowings, it is estimated that our six months ended June 30, 2001 interest expense would have changed by $90.0 million and that our six months ended June 30, 2001 net loss would have changed by $55.8 million. In the event of an adverse change in interest rates, management may take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

         We have entered into interest rate swap agreements that effectively float interest at rates based upon LIBOR on $1.5 billion of our current fixed rate borrowings. These agreements expire from September 2003 to June 2005. The fair value of these agreements at June 30, 2001 was an asset of $70.2 million.

    Equity Price Risk

         The carrying value of our available-for-sale equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at June 30, 2001 by $165.7 million and would change accumulated comprehensive income by $102.7 million.

         In connection with the completion of the AMFM merger, Clear Channel and AMFM entered into a Consent Decree with the Department of Justice regarding our investment in Lamar Advertising Company. The Consent Decree, among other things, required us to sell all of our shares of Lamar by December 31, 2002. In accordance with APB 16, Business Combinations, our 26.2 million shares of Lamar were recorded at their quoted market price on the closing date of the merger, which was significantly higher than AMFM's historical purchase price. We will be exposed to changes in Lamar's market price, which may result in large gains or losses related to this disposition in future periods. At June 30, 2001, we held
10.4 million shares of Lamar Advertising common stock valued at $456.1 million.

    Foreign Currency

         We have operations in 63 countries throughout the world. Foreign operations are measured in their local currencies except in hyper-inflationary countries in which we operate. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. To mitigate a portion of the exposure to risk of currency fluctuations throughout Europe and Asia, we have a natural hedge through borrowings in Euros, Sterling and other currencies. This hedge position is reviewed monthly. We maintain no derivative instruments to mitigate the exposure to translation and/or transaction risk. However, this does not preclude the adoption of specific hedging strategies in the future. Our foreign operations reported a loss of $22.3 million for the six months ended June 30, 2001. It is estimated that a 10% change in the value of the U.S. dollar to foreign currencies would change net loss for the six months ended June 30, 2001 by $2.2 million.

Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations. Statement 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement 38, Accounting for Preacquisitition Contingencies of Purchased Enterprises. Statement 141 is effective for all business combinations initiated after June 30, 2001. Statement 141 eliminates the pooling-of-interest method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement 141 also changes the criteria to recognize intangible assets apart from goodwill. We adopted this statement on July 1, 2001. As we have historically used the purchase method to account for all business combinations, management does not believe adoption of this statement will materially impact the Company's financial position or results of operations.

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Statement 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. Statement 142 is effective for fiscal years beginning after December 15, 2001. This statement establishes new accounting for goodwill and other intangible assets recorded in business combinations. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives. As our amortization of goodwill and certain other indefinite life intangibles is a significant non-cash expense that we currently record, Statement 142 will have a material impact on our financial statements. For the three and six months ended June 30, 2001, amortization expense related to goodwill and indefinite life intangibles was approximately $440.0 million and $880.0 million, respectively. In addition, upon adoption, we will perform the first of the required impairment tests of goodwill and indefinite life intangibles and have not yet determined what the effect of these tests will be on the Company's financial position or results of operations.

Ratio
         The ratio of earnings to fixed charges is as follows:

           6 Months ended
              June 30,                                     Year Ended December 31,
        -----------------         --------------------------------------------------------------------------
        2001        2000          2000             1999              1998             1997              1996
        ----        ----          ----             ----              ----             ----              ----
        (.54)        1.25         2.20             2.04              1.83             2.32              3.63

         The ratio of earnings to fixed charges was computed on a consolidated basis. Earnings represent income from continuing operations before income taxes less equity in undistributed net income (loss) of unconsolidated affiliates plus fixed charges. Fixed charges represent interest, amortization of debt discount and expense, and the estimated interest portion of rental charges. We had no preferred stock outstanding for any period presented. For the six-month period ended June 30, 2001, fixed charges exceeded earnings before income taxes and fixed charges by $600.2 million.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Required information is within Item 2

Part II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

An annual meeting of shareholders of the Company was held on April 26, 2001. L. Lowry Mays, Karl Eller, Mark P. Mays, Randall T. Mays, Robert L. Crandall, Alan
D. Feld, Thomas O. Hicks, Vernon E. Jordan, Jr., Michael J. Levitt, Perry J. Lewis, B. J. McCombs, Theodore H. Strauss and John H. Williams were elected as directors of the Company, each to hold office until the next annual meeting of shareholders or until his successor has been elected and qualified, subject to earlier resignation and removal. The shareholders approved the selection of Ernst & Young LLP as independent auditors for the year ending December 31, 2001. The shareholders also approved the adoption of the Clear Channel Communications, Inc. 2001 Stock Incentive Plan.

The results of voting at the annual meeting of the shareholders were as follows:

                                 Proposal No. 1
                             (Election of Directors)

        Nominee                     For                        Withheld
        -------                     ---                        --------

      L . Lowry Mays               474,159,868                48,756,042
          Karl Eller               500,910,431                22,005,479
        Mark P. Mays               499,227,972                23,687,938
     Randall T. Mays               494,142,216                28,773,694
  Robert L. Crandall               517,303,556                 5,612,354
        Alan D. Feld               505,192,058                17,723,852
     Thomas O. Hicks               516,897,928                 6,017,982
Vernon E. Jordan Jr.               504,786,260                18,129,650
   Michael J. Levitt               517,287,314                 5,628,596
      Perry J. Lewis               517,315,897                 5,600,013
        B.J. McCombs               505,580,236                17,335,674
 Theodore H. Strauss               516,948,266                 5,967,644
    John H. Williams               517,312,583                 5,603,327

                                 Proposal No. 2
 (Selection of Ernst & Young LLP as Independent Auditors for
                        the year ending December 31, 2001

          For                Withhold/Against          Exceptions/Abstain
          ---                ----------------          ------------------

      520,588,910                   841,785                 1,485,215


                                 Proposal No. 3
                     (Adoption of the Stock Incentive Plan)

          For                Withhold/Against          Exceptions/Abstain
          ---                ----------------          ------------------

      350,411,877               125,771,337                 2,727,851

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.  See Exhibit Index on Page 24
(b)      Reports on Form 8-K
                NONE


Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CLEAR CHANNEL COMMUNICATIONS, INC.




August 14, 2001                              /s/  Herbert W. Hill, Jr.
                                             Herbert W. Hill, Jr.
                                             Senior Vice President and
                                             Chief Accounting Officer

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

11   Statement re: Computation of Earnings Per Share.

12   Statement re: Computation of Ratio of Earnings to Fixed Charges.


EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE

In thousands of dollars, except per share data

                                                                  Six months ended
                                                                      June 30,
                                                              ------------------------
                                                              2001                2000
                                                              ----                ----
Numerator:
  Net loss                                                   $546,229)          $ (8,167)

  Effect of dilutive securities:
    Convertible debt - 2.625% issued in 1998                    4,679  *           4,905   *
    Convertible debt - 1.5% issued in 1999                      4,650  *           4,875   *
    LYONS - 1996 issue                                           (225) *            (241)  *
    LYONS - 1998 issue                                          2,270  *           2,271   *
    Less: Anti-dilutive items                                 (11,374)           (11,810)
                                                            ---------           --------

Numerator for net income (loss) per
  common share - diluted                                    $(546,229)          $ (8,167)
                                                            =========           ========

Denominator:
  Weighted average common shares                              588,027            338,871

  Effect of dilutive securities:
     Stock options and common stock warrants                   15,076  *          10,280   *
    Convertible debt - 2.625% issued in 1998                    9,282  *           9,282   *
    Convertible debt - 1.5% issued in 1999                      9,454  *           9,454   *
    LYONS - 1996 issue                                          3,487  *           3,872   *
    LYONS - 1998 issue                                          3,085  *           3,085   *
    Less: Anti-dilutive items                                 (40,384)           (35,973)
                                                            ---------           --------

Denominator for net income (loss)
  per common share - diluted                                  588,027            338,871
                                                            =========           ========

Net income (loss) per common share:
  Basic                                                     $    (.93)          $   (.02)
                                                            =========           ========

  Diluted                                                   $    (.93)          $   (.02)
                                                            =========           ========

* Denotes items that are anti-dilutive to the calculation of earnings per share.


EXHIBIT 12 - COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

(In thousands, except ratio data)

                                               June 30,                              Year Ended
                                           -----------------       -----------------------------------------------------
                                           2001         2000         2000        1999        1998       1997       1996
                                           ----         ----         ----        ----        ----       ----       ----
Income (loss) before income
  taxes, equity in earnings of non-
  consolidated affiliates and
  extraordinary item                       (600,214)    40,702      688,384     220,213     117,922    104,077     71,240
Dividends and other received from
  nonconsolidated affiliates                  4,332        920        4,934       7,079       9,168      4,624     10,430
                                           --------    -------      -------     -------     -------    -------    -------

Total                                      (595,882)    41,622      693,318     227,292     127,090    108,701     81,670

Fixed Charges
Interest expense                            293,939    125,460      413,425     192,321     135,766     75,076     30,080
Amortization of loan fees                     7,538        156       12,401       1,970       2,220      1,451        506
Interest portion of rentals                  86,395     40,536      150,317      24,511      16,044      6,120        424
                                           --------    -------      -------     -------     -------    -------    -------

Total fixed charges                         387,872    166,152      576,143     218,802     154,030     82,647     31,010

Preferred stock dividends
Tax effect of preferred dividends                --         --           --          --          --         --         --
After tax preferred dividends                    --         --           --          --          --         --         --
                                           --------    -------      -------     -------     -------    -------    -------
Total fixed charges and
  preferred dividends                       387,872    166,152      576,143     218,802     154,030     82,647     31,010

Total earnings available for
 payment of fixed charges                  (208,010)   207,774    1,269,461     446,094     281,120    191,348    112,680
                                           ========    =======    =========     =======     =======    =======    =======
Ratio of earnings to fixed
  Charges                                      (.54)      1.25         2.20        2.04        1.83       2.32       3.63
                                           ========    =======    =========     =======     =======    =======    =======

Rental fees and charges                     246,843    202,678      429,476     306,393     200,550     76,500      5,299
Interest rate                                 35%        20%          35%          8%          8%          8%         8%