Form 10-Q
period 2001-09-30
CLEAR CHANNEL COMMUNICATIONS INC
filed 2001-11-13
CIK 739708

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 2001           Commission file number 1-9645


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

Yes   x   No
    -----    -----

   Indicate the number of shares outstanding of each class of the issuer's classes of common stock, as of the latest practicable date.



           Class                                Outstanding at November 13, 2001
----------------------------                    --------------------------------
Common Stock, $.10 par value                              597,639,787

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                    Page No.
                                                                                                    --------
Part I -- Financial Information

     Item 1.  Unaudited Financial Statements

     Consolidated Balance Sheets at September 30, 2001 and December 31, 2000                               3

     Consolidated Statements of Operations for the nine and three months ended September 30, 2001
     and 2000                                                                                              5

     Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000           6

     Notes to Consolidated Financial Statements                                                            7

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations       13

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                  24


Part II -- Other Information

     Item 6.  Exhibits and reports on Form 8-K                                                            25

         (a)  Exhibits
         (b)  Reports on Form 8-K

     Signatures                                                                                           25

     Index to Exhibits                                                                                    26

                                     PART I

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)

                                                                  September 30,      December 31,
                                                                       2001              2000
                                                                   (Unaudited)         (Audited)
                                                                  --------------    --------------
CURRENT ASSETS
    Cash and cash equivalents                                     $      266,399    $      196,838
    Restricted cash                                                           --           308,691
    Accounts receivable, less allowance of $60,696 at
        September 30, 2001 and $60,631 at December 31, 2000            1,577,463         1,557,048
    Prepaid expenses                                                     200,853           146,767
    Other current assets                                                 147,113           133,873
                                                                  --------------    --------------
            Total Current Assets                                       2,191,828         2,343,217

PROPERTY, PLANT AND EQUIPMENT
    Land, buildings and improvements                                   1,320,350         1,197,951
    Structures and site leases                                         2,233,549         2,395,934
    Transmitter and studio equipment                                     680,360           744,571
    Furniture and other equipment                                        522,302           479,532
    Construction in progress                                             341,260           222,286
                                                                  --------------    --------------
                                                                       5,097,821         5,040,274
Less accumulated depreciation                                         (1,146,476)         (785,040)
                                                                  --------------    --------------
                                                                       3,951,345         4,255,234
INTANGIBLE ASSETS
    Contracts                                                          1,087,718         1,075,472
    Licenses and goodwill                                             42,444,771        40,973,198
    Other intangible assets                                              125,943           175,451
                                                                  --------------    --------------
                                                                      43,658,432        42,224,121
Less accumulated amortization                                         (3,116,098)       (1,731,557)
                                                                  --------------    --------------
                                                                      40,542,334        40,492,564
OTHER ASSETS
    Restricted cash                                                           --           319,450
    Notes receivable                                                      37,933            99,818
    Investments in, and advances to, nonconsolidated affiliates          491,473           427,303
    Other assets                                                         580,891           513,773
    Other investments                                                    594,607         1,605,102

                                                                  --------------    --------------
TOTAL ASSETS                                                      $   48,390,411    $   50,056,461
                                                                  --------------    --------------

                 See Notes to Consolidated Financial Statements

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                    September 30,      December 31,
                                                         2001              2000
                                                     (Unaudited)        (Audited)
                                                    --------------    --------------
CURRENT LIABILITIES
    Accounts payable                                $      333,423    $      383,588
    Accrued interest                                       103,677           105,581
    Accrued expenses                                       842,415           884,941
    Accrued income taxes                                    92,710           445,499
    Current portion of long-term debt                      336,858            69,699
    Deferred income                                        225,316           218,670
    Other current liabilities                               20,526            20,572
                                                    --------------    --------------
        Total Current Liabilities                        1,954,925         2,128,550

    Long-term debt                                       9,685,701        10,610,452
    Deferred income taxes                                6,437,181         6,771,198
    Other long-term liabilities                            312,075           137,343

    Minority interest                                       79,645            61,745

SHAREHOLDERS' EQUITY
    Common stock                                            59,785            58,577
    Additional paid-in capital                          30,303,912        29,558,908
    Common stock warrants                                   13,626           249,312
    Retained earnings (deficit)                           (233,487)          544,940
    Accumulated other comprehensive income (loss)         (197,074)          (32,433)
    Other                                                  (10,631)          (26,298)
    Cost of shares held in treasury                        (15,247)           (5,833)
                                                    --------------    --------------
        Total shareholders' equity                      29,920,884        30,347,173

                                                    --------------    --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $   48,390,411    $   50,056,461
                                                    --------------    --------------

                 See Notes to Consolidated Financial Statements

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                Nine Months Ended              Three Months Ended
                                                                   September 30,                  September 30,
                                                           ----------------------------    ----------------------------
                                                               2001            2000            2001            2000
                                                           ------------    ------------    ------------    ------------
Gross revenue                                              $  6,550,857    $  3,634,804    $  2,448,065    $  1,684,787
Less: agency commissions                                        443,000         309,671         147,832         108,068
                                                           ------------    ------------    ------------    ------------
Net revenue                                                   6,107,857       3,325,133       2,300,233       1,576,719

Operating expenses                                            4,395,864       2,144,974       1,696,581       1,062,284
Non-cash compensation expense                                    14,931           3,151           2,581           3,151
Depreciation and amortization                                 1,911,372         820,800         652,771         372,059
Corporate expenses                                              140,832          91,862          48,150          39,417
                                                           ------------    ------------    ------------    ------------
Operating income (loss)                                        (355,142)        264,346         (99,850)         99,808

Interest expense                                                428,683         230,795         134,744         105,335
Gain (loss) on sale of assets related to mergers                (57,390)        805,183              --         805,183
Gain on marketable securities                                    29,512              --           5,707              --
Equity in earnings of nonconsolidated affiliates                 11,619          18,036           7,011           8,433
Other income (expense) - net                                    (19,049)         (7,340)         (1,651)         (8,964)
                                                           ------------    ------------    ------------    ------------
Income (loss) before income taxes                              (819,133)        849,430        (223,527)        799,125
Income tax (expense) benefit                                     40,706        (408,670)         (8,671)       (350,198)
                                                           ------------    ------------    ------------    ------------
Net income (loss)                                              (778,427)        440,760        (232,198)        448,927

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments                       14,292        (114,667)         63,551         (54,123)
  Unrealized gain (loss) on securities:
    Unrealized holding gain (loss) arising during period       (207,180)        (64,077)       (178,190)       (137,193)
    Reclassification adjustment for gains on securities
         transferred to trading                                 (45,315)             --              --              --
    Reclassification adjustment for unrealized gains
         on SFX shares held prior to merger                          --         (36,526)             --         (36,526)
    Reclassification adjustment for (gains)
      losses included in net income (loss)                       73,562              --              --              --
                                                           ------------    ------------    ------------    ------------
Comprehensive income (loss)                                $   (943,068)   $    225,490    $   (346,837)   $    221,085

Net income (loss) per common share:
    Basic                                                  $      (1.32)   $       1.19    $       (.39)   $       1.04
                                                           ------------    ------------    ------------    ------------
    Diluted                                                $      (1.32)   $       1.13    $       (.39)   $        .96
                                                           ------------    ------------    ------------    ------------

                 See Notes to Consolidated Financial Statements

               CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                            2001            2000
                                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                   $   (778,427)   $    440,760

RECONCILING ITEMS:
    Depreciation and amortization                                          1,911,372         820,800
    Deferred tax (benefit) expenses                                         (258,588)        194,236
    (Recognition) deferral of deferred income                                 (3,758)       (100,049)
    (Gain) loss on disposal of assets                                          7,172          (1,222)
    (Gain) loss on sale of other investments                                  52,133              --
    (Gain) loss on sale of assets related to mergers                          57,390        (804,433)
    (Gain) loss on forward exchange contract and related securities          (81,646)             --
    Increase (decrease) accrued income and other taxes                      (315,952)        195,446
    Increase (decrease) other, net                                            12,884           8,782
    Changes in other operating assets and liabilities, net of effects
        of acquisitions                                                     (248,447)       (123,305)
                                                                        ------------    ------------
Net cash provided by operating activities                                    354,133         631,015

CASH FLOWS FROM INVESTING ACTIVITIES:
    (Investment in) liquidation of restricted cash, net                      591,767      (1,027,997)
    Cash acquired in stock-for-stock mergers                                      --         312,122
    Decrease (increase) in notes receivable - net                                885         (25,359)
    Decrease (increase) in investments in and advances to
        nonconsolidated affiliates - net                                     (30,336)          3,200
    Purchases of investments                                                  (3,009)        (61,704)
    Proceeds from sale of investments                                        595,634              --
    Purchases of property, plant and equipment                              (419,412)       (320,434)
    Proceeds from disposal of assets                                          99,632         384,250
    Proceeds from divestitures placed in restricted cash                      41,000         792,448
    Acquisition of operating assets                                         (519,404)     (1,499,188)
    Acquired restricted cash                                                      --         439,896
    Acquisition of operating assets with restricted cash                    (362,075)       (211,154)
    Decrease (increase) in other-net                                         (34,231)       (237,792)
                                                                        ------------    ------------
Net cash provided by (used in) investing activities                          (39,549)     (1,451,712)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Draws on credit facilities                                             1,886,832       6,066,052
    Payments on credit facilities                                         (2,401,320)     (6,705,037)
    Proceeds from issuance of long-term debt                                      --       3,138,182
    Payments on long-term debt                                                (4,964)     (1,404,465)
    Proceeds from forward exchange contract                                   90,826              --
    Proceeds from exercise of stock options, stock
        purchase plan and common stock warrants                              192,603          34,087
    Payments for purchase of treasury shares                                  (9,000)             --
                                                                        ------------    ------------
Net cash (used in) provided by financing activities                         (245,023)      1,128,819

Net increase in cash and cash equivalents                                     69,561         308,122

Cash and cash equivalents at beginning of period                             196,838          76,724

                                                                        ------------    ------------
Cash and cash equivalents at end of period                              $    266,399    $    384,846
                                                                        ------------    ------------

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

Note 2: RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"), as amended. Statement 133 requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. Statement 133 requires the transition adjustment resulting from adopting these Statements to be reported in net income or accumulated other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. Upon adoption, the Company recorded the fair value of its derivative instruments on its balance sheet. Adoption of Statement 133 had no impact on the Company's results of operations. Also upon adoption, the Company reclassified 2.0 million shares of its investment in American Tower Corporation ("AMT") that had been classified as available-for-sale securities to trading securities under Financial Accounting Standards No. 115 Accounting for Certain Investments in Debt and Equity Securities ("Statement 115"). In accordance with Statement 115 and Statement 133, the shares were transferred to a trading classification at their fair market value on January 1, 2001, of $76.2 million, and an unrealized pretax holding gain of $69.7 million was recorded in earnings as "Gain on marketable securities".

On July 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 141, Business Combinations ("Statement 141"). Statement 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. Statement 141 is effective for all business combinations initiated after June 30, 2001. Statement 141 eliminates the pooling-of-interest method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement 141 also changes the criteria to recognize intangible assets apart from goodwill. As the Company has historically used the purchase method to account for all business combinations, adoption of this statement did not have a material impact on the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. Statement 142 is effective for fiscal years beginning after December 15, 2001. This statement establishes new accounting for goodwill and other intangible assets recorded in business combinations. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives. As the Company's amortization of goodwill and certain other indefinite lived intangibles is a significant non-cash expense that the Company currently records, Statement 142 will have a material impact on the Company's financial statements. For the three and nine months ended September 30, 2001, amortization expense related to goodwill and indefinite lived intangibles was approximately $440 million and $1.3 billion, respectively. In addition, upon adoption, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangibles. The Company is currently evaluating valuation techniques as well as other implementation issues. The Company's preliminary assessment is that an impairment charge under the new requirements of Statement 142 may possibly be recorded upon the adoption of Statement 142.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"). Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of ("Statement 121"). Statement 144 is effective for fiscal years beginning after December 15, 2001. Statement 144 removes goodwill from its scope and retains the requirements of Statement 121 regarding the recognition of impairment losses on long-lived assets held for use. The Statement modifies the accounting for long-lived assets to be disposed of by sale and long-lived assets to be disposed of by other than by sale. Management does not believe adoption of this statement will materially impact the Company's financial position or results of operations.


Note 3: ACQUISITIONS

Restructuring

Due to the Company's mergers with SFX Entertainment, Inc. ("SFX") and AMFM Inc. ("AMFM"), the Company formalized a plan to restructure the SFX and AMFM operations. The Company communicated to all affected employees the last date of their employment. The AMFM corporate offices in Dallas and Austin, Texas were closed on March 31, 2001 and a portion of the SFX corporate office in New York was closed on June 30, 2001. Other operations of AMFM have either been discontinued or integrated into existing similar operations. As of September 30, 2001, the restructuring has resulted in the actual termination of 556 employees and the pending termination of approximately 100 more employees. The Company has recorded a liability in purchase accounting primarily related to severance for terminated employees and lease terminations as follows:

(In thousands)

                                                     September 30,      December 31,
                                                          2001              2000
                                                     --------------    --------------
Severance and lease termination costs:
    Accrual at January 1                             $       84,291    $        4,348
    Adjustments to restructuring accrual                     41,389           120,797
    Payments charged against restructuring accrual          (64,974)          (40,854)
                                                     --------------    --------------
Remaining severance and lease termination accrual    $       60,706    $       84,291
                                                     --------------    --------------

The remaining severance and lease accrual is comprised of $48.9 million of severance and $11.8 million of lease termination. During the nine months ended September 30, 2001, $62.4 million was paid and charged to the restructuring reserve related to severance. The adjustments to the restructuring accrual presented above, which are primarily related to additional severance, were recorded within goodwill. During the three months ended September 30, 2001, the Company made adjustments to finalize the purchase price allocation for both the AMFM and SFX mergers.

Pro Forma

The Company completed its mergers with SFX and AMFM in August 2000 and acquired Donrey Media Group ("Donrey") in September 2000. Therefore, the results of operations for the nine-month period ending September 30, 2001 include the operations of these companies. Assuming the mergers with SFX and AMFM and the acquisition of Donrey had all occurred at January 1, 2000, unaudited pro forma consolidated results of operations for the nine months ended September 30, 2000 would have been as follows:

(In thousands, except per share data)

           Net revenue                                    $ 5,673,140
           Net loss                                       $  (356,946)
           Net loss per share basic and diluted           $      (.61)

The pro forma information above is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had the mergers/acquisitions of SFX, AMFM and Donrey occurred at the beginning of 2000, nor is it indicative of future results of operations. The Company had other acquisitions during 2000 and the first nine months of 2001, the effects of which, individually and in aggregate, were not material to the Company's consolidated financial position or results of operations.

Other

As a result of the Company's recent acquisitions, it has integrated operations and identified assets no longer used. As these assets were taken out of service and disposed of, the related carrying value of these assets were written off, resulting in an impairment charge for the nine months ended September 30, 2001 of approximately $110 million, which was recorded in depreciation expense. In addition, assets acquired in the AMFM merger were disposed of and goodwill was adjusted accordingly.

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

Interest Rate Risk Management

The Company's policy is to manage interest expense using a mix of fixed and variable rate debt. To manage this mix in a cost-efficient manner, the Company enters into interest rate swap agreements in which the Company agrees to exchange, at specified variables, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps, designated as fair value hedges, hedge underlying fixed-rate debt obligations with a principal amount of $1.5 billion. The terms of the underlying debt and the interest rate swap agreements coincide; therefore the hedge qualifies for the short-cut method defined in Statement 133. Accordingly, no net gains or losses were recorded in income related to the Company's underlying debt and interest rate swap agreements. In accordance with Statement 133, on January 1, 2001, the Company recorded an asset on the balance sheet as "Other long-term assets" of $49.0 million to reflect the fair value of the interest rate swap agreements and increased the carrying value of the underlying debt by an equal amount. On September 30, 2001, the fair value of the interest rate swap agreements was approximately $131.6 million. Accordingly, an adjustment was made to the asset and carrying value of the underlying debt on September 30, 2001 to reflect the increase in fair value.

Secured Forward Exchange Contract

On January 31, 2001, and again on June 25, 2001, Clear Channel Investments, Inc., a wholly-owned subsidiary of the Company, entered into two ten-year secured forward exchange contracts that monetized, in aggregate 2.9 million shares of the Company's investment in AMT. The secured forward exchange contracts protect the Company against decreases in the fair value of AMT stock while providing participation in increases in the fair value of the stock. During the term of the secured forward exchange contracts, the Company retains ownership of the AMT shares. The Company's obligation under the secured forward exchange contracts is collateralized by a security interest in the AMT shares.

Under Statement 133, these contracts are considered hybrid instruments - long-term obligations with derivative instruments embedded into the contracts. Statement 133 requires a hybrid instrument to be bifurcated such that the long-term obligations and the embedded derivatives are accounted for separately under the appropriate accounting guidance. The long-term obligations have been recorded on the balance sheet as "Other long-term liabilities" at their inception fair value of $56.9 million and accrete to their maturity values totaling $103.0 million over their ten-year term, with the accretion classified as interest expense. As of September 30, 2001, the aggregate balance of the long-term obligations was $59.4 million while the aggregate balance of the embedded derivatives recorded on the balance sheet as "Other assets" was $26.2 million. For the three and nine months ended September 30, 2001, the fair value of the embedded derivative increased $19.4 million and $60.2 million, respectively. The increase in fair value was recorded in earnings as "Gain on marketable securities". On September 30, 2001, the fair market value of the 2.0 million shares of AMT previously reclassified as trading securities was $27.9 million. For the three and nine months ended September 30, 2001, the fair value of the AMT shares classified as trading securities had decreased $13.7 million and decreased $44.9 million, respectively. The change in the fair market value of these shares has been recorded in earnings as "Gain on marketable securities". For the nine months ended September 30, 2001, the amounts recorded in "Gain on marketable securities" relating to the secured forward exchange contracts were partially offset by a net loss of $52.1 million related to the impairment of various investments.

Foreign Currency Rate Management

As a result of the Company's foreign operations, the Company is exposed to foreign currency exchange risks related to its net assets in foreign countries. To manage this risk, the Company enters into foreign denominated debt to hedge a portion of the effect of movements in currency exchange rates on these net investments. The Company's major foreign currency exposure involves markets operating in Euros and the British pound. The primary purpose of the Company's foreign currency hedging activities is to offset the translation gain or losses associated with the Company's net investments denominated in foreign currencies. Since the debt is denominated in the same currency of the foreign denominated net investment, the hedge will offset a portion of the translation changes in the corresponding net investment. Since an assessment of this hedge revealed no ineffectiveness, all of the translation gains and losses associated with this debt are reflected as a translation adjustment within accumulated other comprehensive income within shareholders' equity. As of September 30, 2001, cumulative translation losses of $123.9 million have been reported as a part of "Accumulated other comprehensive income" within shareholders' equity.

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

Note 6: COMMON STOCK WARRANTS

On September 18, 2001, common stock warrants, assumed by the Company as a part of our merger with Jacor, expired. Each warrant represented the right to purchase .2355422 shares of our common stock at an exercise price of $24.19 per full share. During the three months ended September 30, 2001, the Company received $122.2 million in proceeds and issued 5.1 million shares of common stock on the exercise of these warrants.

Note 7: COMMITMENTS AND CONTINGENCIES

There are various lawsuits and claims pending against the Company. The Company believes that any ultimate liability resulting from those actions or claims will not have a material adverse effect on the results of operations, financial position or liquidity of the Company.

Certain agreements relating to acquisitions provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired companies. The Company will continue to accrue additional amounts related to such contingent payments if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent payments, if performance targets are met, would not significantly impact the financial position or results of operations of the Company.

Note 8: SEGMENT DATA

The Company has three reportable segments, which best reflects how the Company is currently managed - radio broadcasting, outdoor advertising and live entertainment. Revenue and expenses earned and charged between segments are recorded at fair value.

(In thousands)                        Nine Months Ended             Three Months Ended
                                        September 30,                  September 30,
                                ----------------------------    ----------------------------
                                    2001            2000            2001            2000
                                ------------    ------------    ------------    ------------
Net revenue
    Radio Broadcasting          $  2,564,928    $  1,471,939    $    866,106    $    597,114
    Outdoor Advertising            1,289,066       1,238,878         428,359         441,686
    Live Entertainment             2,038,231         475,487         939,896         475,487
    Other                            314,587         184,858         100,777          81,222
    Eliminations                     (98,955)        (46,029)        (34,905)        (18,790)
                                ------------    ------------    ------------    ------------
Consolidated                    $  6,107,857    $  3,325,133    $  2,300,233    $  1,576,719

Operating expenses
    Radio Broadcasting          $  1,513,224    $    869,176    $    512,569    $    329,896
    Outdoor Advertising              869,439         777,428         292,419         275,686
    Live Entertainment             1,869,393         418,516         843,753         418,516
    Other                            242,763         125,883          82,745          56,976
    Eliminations                     (98,955)        (46,029)        (34,905)        (18,790)
                                ------------    ------------    ------------    ------------
Consolidated                    $  4,395,864    $  2,144,974    $  1,696,581    $  1,062,284

Depreciation and Amortization
    Radio Broadcasting          $  1,233,948    $    434,053    $    425,613    $    203,507
    Outdoor Advertising              398,445         311,637         129,313         110,939
    Live Entertainment               211,221          44,457          77,773          44,457
    Other                             67,758          30,653          20,072          13,156
                                ------------    ------------    ------------    ------------
Consolidated                    $  1,911,372    $    820,800    $    652,771    $    372,059

Operating income (loss)
    Radio Broadcasting          $   (182,244)   $    165,014    $    (61,291)   $     59,937
    Outdoor Advertising              (11,493)        118,758          (7,665)         45,539
    Live Entertainment               (73,952)         10,326          13,966          10,326
    Other                            (87,453)        (29,752)        (44,860)        (15,994)
                                ------------    ------------    ------------    ------------
Consolidated                    $   (355,142)   $    264,346    $    (99,850)   $     99,808

(In thousands)                  As of September 30,
                            ---------------------------
                                2001           2000
                            ------------   ------------
Total identifiable assets
    Radio Broadcasting      $ 33,718,740   $ 33,957,501
    Outdoor Advertising        7,860,459      7,393,146
    Live Entertainment         5,548,670      5,338,228
    Other                      1,262,542      4,061,213
                            ------------   ------------
Consolidated                $ 48,390,411   $ 50,750,088

Net revenue of $929.6 million and $350.4 million for the nine and three months ended September 30, 2001, respectively and $649.5 million and $260.9 million for the nine and three months ended September 30, 2000, respectively, and identifiable assets of $2.9 billion and $2.5 billion as of September 30, 2001 and 2000, respectively are included in the data above and are derived from the Company's foreign operations.

Note 9: SUBSEQUENT EVENTS

On October 5, 2001, the Company entered into a merger agreement to acquire The Ackerley Group, Inc. ("Ackerley"). Ackerley holds a diversified group of outdoor, broadcasting and interactive media assets. This merger will be a tax-free, stock-for-stock transaction. Each share of Ackerley common stock will convert into 0.35 shares of the Company's common stock, on a fixed exchange basis, valuing the merger, based on average share value at the signing of the merger agreement, at approximately $474.9 million plus the assumption of Ackerley's debt, which was approximately $290.9 million at September 30, 2001. This merger is subject to regulatory approval and other closing conditions, including the approval from the Ackerley shareholders. The Company anticipates that this merger will close during the first half of 2002.

On October 26, 2001, the Company completed a debt offering of $750.0 million 6% Senior Notes due November 1, 2006. Interest is payable on May 1 and November 1 of each year. The first interest payment on the notes will be made on May 1, 2002. Net proceeds of approximately $744.1 million were used to reduce the outstanding balance of the Company's $1.8 billion revolving credit facility.

On October 22, 2001 and November 13, 2001, the Company sold 5.0 million shares and 5.4 million shares, respectively, of Lamar Advertising Company ("Lamar"). As a result of these sales, the Company received proceeds of $324.4 million, which will be used to pay down the Company's existing credit facility balance. In addition, the Company will recognize a loss of approximately $156.3 million related to the sale of these Lamar shares. At November 13, 2001, the Company no longer holds any Lamar common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

         We evaluate the operating performance of our businesses using several measures, one of them being EBITDA (defined as net revenue less operating and corporate expenses). EBITDA eliminates the uneven effect across our business segments, as well as in comparison to other companies, of considerable amounts of non-cash depreciation and amortization recognized as a result of business combinations accounted for under the purchase method. Historically, we have accounted for all mergers and acquisitions under the purchase method. Non-cash depreciation and amortization is significant due to the consolidation in our industry. While we and many in the financial community consider EBITDA to be an important measure of operating performance, it should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with generally accepted accounting principles such as operating income and net income.

         We measure the performance of our operating segments and managers based on a pro forma measurement. Pro forma includes adjustments to the prior period for all acquisitions. Adjustments are made to the prior period to include the operating results of each acquisition for the corresponding period of time that the acquisition was owned in the current period. In addition, results of operations from divested assets are excluded from all periods presented. We believe this pro forma is the best measure of our operating performance as it includes the performance of assets for the period of time we managed the assets.

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


Comparison of Three and Nine Months Ended September 30, 2001 to Three and Nine Months Ended September 30, 2000.

CONSOLIDATED

(In thousands)

                                As Reported
                     Three Months Ended September 30,
                     --------------------------------              % Change        % Change
                         2001                2000                As Reported       Pro Forma
                     ------------        ------------            ------------    ------------
Net Revenue          $  2,300,233        $  1,576,719                 46%              (1)%
Operating Expenses      1,696,581           1,062,284                 60%               8%
Corporate Expenses         48,150              39,417                 22%             (23)%
                     ------------        ------------
EBITDA               $    555,502        $    475,018                 17%             (17)%
                     ------------        ------------

                               As Reported
                     Nine Months Ended September 30,
                     -------------------------------          % Change        % Change
                         2001               2000            As Reported       Pro Forma
                     ------------       ------------        ------------    ------------
Net Revenue          $  6,107,857       $  3,325,133              84%             (3)%
Operating Expenses      4,395,864          2,144,974             105%              2%
Corporate Expenses        140,832             91,862              53%            (18)%
                     ------------       ------------
EBITDA               $  1,571,161       $  1,088,297              44%            (14)%
                     ------------       ------------

         On a reported basis, net revenue and operating expenses increased primarily due to our 2000 acquisitions. Included in our three and nine months ended September 30, 2001 reported basis amounts are the net revenues and operating expenses for our 2000 acquisitions, the most significant being SFX Entertainment, Inc. acquired on August 1, 2000, AMFM Inc. acquired on August 30, 2000, and Donrey acquired on September 1, 2000. Corporate expenses increased on a reported basis also due to the above acquisitions.

         On a pro forma basis, net revenue decreased in the three and nine months ended September 30, 2001 due to an overall softening of the advertising industry, especially as compared to the strong advertising environment during the first nine months of 2000. During the first nine months of 2000, advertising rates were higher in our radio and outdoor businesses related to the increased inventory demand within the advertising industry. For the three and nine months ended September 30, 2001, operating expenses increased primarily due to the increase in revenue within the entertainment division during the current periods as compared to the prior periods. For the nine months ended September 30, 2001, the increase in operating expenses related to the additional sales and other operating costs associated with the increase in revenue in the entertainment division, which was partially offset by a decrease in operating expenses in the radio division. In addition, as discussed below, the terrorist attacks on September 11, 2001 negatively impacted the overall operating results for the three and nine months ended September 30, 2001. Also, corporate expenses declined on a pro forma basis primarily related to savings associated with our recent mergers and other cost saving measures.

Other Income and Expense Information

         Non-cash compensation expense of $2.6 million and $14.9 million was recorded during the three and nine months ended September 30, 2001, respectively. This expense is primarily due to unvested stock options assumed in the AMFM merger that are now convertible into Clear Channel stock. To the extent that these employees' options continue to vest, we recognize non-cash compensation expense over the remaining vesting period. Vesting dates range from January 2001 to April 2005. If no employees forfeit their unvested options by leaving the company, we expect to recognize non-cash compensation expense of approximately $10.8 million during the remaining vesting period. In addition to the expense associated with the assumed unvested stock options granted to AMFM employees, we have recognized expense associated with modifications made to existing options during specific employee contract negotiations. We expect to recognize non-cash compensation expense of approximately $6.2 million over the next five years relating to these specific contracts.

         For the three and nine months ended September 30, 2000 and 2001, depreciation and amortization expense increased from $372.1 million and $820.8 million, respectively to $652.8 million and $1.9 billion, respectively. The increase is due primarily to additional amortization of FCC licenses and goodwill associated with the AMFM acquisition and amortization of goodwill and other intangibles associated with the SFX acquisition. In addition to the increase relating to recent acquisitions, during the nine months ended September 30, 2001, we disposed of certain assets deemed to be no longer necessary in our ongoing operations. The majority of the assets identified resulted from the continuing integration of recent acquisitions, as well as analog television equipment, and an impairment of an operating contract. As we continue integration and identify assets to be disposed of, we will possibly recognize additional depreciation and amortization expense.

         Interest expense was $428.7 million and $230.8 million for the nine months ended September 30, 2001 and 2000, respectively. For the three months ended September 30, 2001 and 2000, interest expense increased $29.4 million from $105.3 million to $134.7 million, a 28% increase. The increase was due to the overall increase in average amounts of debt outstanding, partially offset by the decrease in LIBOR rates. At September 30, 2001, approximately 47% of our debt is variable-rate debt that bears interest based upon LIBOR. The 1-Month LIBOR rates decreased from 6.62% at September 30, 2000 to 2.63% at September 30, 2001.

         The loss on sale of assets related to mergers for the nine months ended September 30, 2001 of $57.4 million is primarily due to a loss of $78.7 million related to the sale of 14.5 million shares of Lamar Advertising Company that we acquired in the AMFM merger, and a net loss of $11.6 million related to write-downs of other investments acquired in mergers. This loss was partially offset by a gain of $32.9 million realized on the sale of five stations in connection with governmental directives regarding the AMFM merger. Subsequent to September 30, 2001, we sold all of our remaining shares of Lamar and received proceeds of $324.4 million, which will be used to pay down our existing credit facility balance. As a result of these sales of Lamar shares, we will recognize a loss of approximately $156.3 million.

         The gain on marketable securities is primarily related to the reclassification of 2.0 million shares of American Tower Corporation to a trading security under Financial Accounting Standards No. 115 Accounting for Certain Investments in Debt and Equity Securities and Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities. On January 1, 2001, the shares were transferred to a trading classification at their fair market value of $76.2 million and an unrealized pretax holding gain of $69.7 million was recognized. During the nine months ended September 30, 2001, we entered into two secured forward exchange contracts that monetized part of our investment in American Tower. The fair value adjustment of the American Tower trading shares and the secured forward exchange contract netted gains of $5.7 million and $15.3 million during the three and nine months ended September 30, 2001, respectively. In addition, during the first quarter of 2001, a net loss of $52.1 million was recognized related to impairments of other investments that had declines in their market values that were considered to be other than temporary.

         Equity in earnings of nonconsolidated affiliates for the nine months ended September 30, 2001 was $11.6 million as compared to $18.0 million for the same period of 2000. The decrease was due to declining operating results primarily in our radio broadcasting equity investments. For similar reasons, equity in earnings of nonconsolidated affiliates for the three months ended September 30, 2001 declined $1.4 million from $8.4 million for the three months ended September 30, 2000 to $7.0 million for the three months ended September 30, 2001.

         For the three and nine months ended September 30, 2001, Other income (expense) - net was an expense of $1.7 million and $19.0 million, respectively, as compared to an expense of $9.0 million and $7.3 million in the same periods of 2000, respectively. The additional expense recognized for the nine months ended September 30, 2001 related primarily to the reimbursements of capital costs within certain operating contracts as well as other miscellaneous expenses. The decrease in expense recognized for the three months ended September 30, 2001 related primarily to gains recognized related to the sale of national representation contracts.

         Income taxes for the three and nine months ended September 30, 2001 and 2000 were provided at the federal and state statutory rates plus permanent differences. The effective rates in all periods presented have been adversely impacted by permanent differences, primarily amortization of intangibles that is not deductible for tax purposes.

The September 11, 2001 Terrorist Attacks

         We have been affected by the events of September 11, 2001, in New York, Washington, D.C., and Pennsylvania, as well as by the actions taken by the United States in response to such events. At this time, it is not known how significant the ongoing effect of these events will be on the radio broadcasting, outdoor advertising or live entertainment industries. However, as a result of expanded news coverage following the attacks and subsequent military action, we experienced a loss in advertising revenues and increased incremental operating expenses. The events of September 11 have further depressed economic activity in the United States and globally, including the markets in which we operate. As of the date of this report, we cannot determine whether the September 11 events or their aftermath will have a material impact on our financial position or our results of operations.

RADIO BROADCASTING

(In thousands)

                               As Reported
                     Three Months Ended September 30,
                     --------------------------------         % Change        % Change
                         2001                2000           As Reported       Pro Forma
                     ------------        ------------       ------------    ------------
Net Revenue          $    866,106        $    597,114            45%              (8)%
Operating Expenses        512,569             329,896            55%               1%
                     ------------        ------------
EBITDA               $    353,537        $    267,218            32%             (19)%
                     ------------        ------------

                              As Reported
                     Nine Months Ended September 30,
                     -------------------------------          % Change        % Change
                         2001               2000            As Reported       Pro Forma
                     ------------       ------------        ------------    ------------
Net Revenue          $  2,564,928       $  1,471,939             74%             (8)%
Operating Expenses      1,513,224            869,176             74%             (3)%
                     ------------       ------------
EBITDA               $  1,051,704       $    602,763             74%            (13)%
                     ------------       ------------

         Net revenues and operating expenses increased on a reported basis due to our acquisitions completed during 2000. Included in our three and nine months ended September 30, 2001 reported amounts are net revenues and operating expenses from our acquisition of AMFM in August 2000.

         On a pro forma basis, net revenue for the three and nine months ended September 30 decreased due to weak economic conditions in 2001 versus the high inventory demands and advertising rates experienced during the first nine months of 2000 related to the overall strength of the U.S. economy and the rapid growth of the Internet industry. In addition, as previously discussed, the terrorist attacks of September 11, 2001 negatively impacted net revenue. On a pro forma basis, operating expenses for the nine months ended September 30, 2001 decreased primarily due to the decrease in net revenue.


OUTDOOR ADVERTISING

(In thousands)

                                As Reported
                     Three Months Ended September 30,
                     --------------------------------         % Change         % Change
                         2001                2000           As Reported        Pro Forma
                     ------------        ------------       ------------     ------------
Net Revenue          $    428,359        $    441,686            (3)%             (9)%
Operating Expenses        292,419             275,686             6%              (1)%
                     ------------        ------------
EBITDA               $    135,940        $    166,000           (18)%            (23)%
                     ------------        ------------


                               As Reported
                     Nine Months Ended September 30,
                     -------------------------------          % Change         % Change
                         2001               2000            As Reported        Pro Forma
                     ------------       ------------        ------------     ------------
Net Revenue          $  1,289,066       $  1,238,878              4%              (5)%
Operating Expenses        869,439            777,428             12%               1%
                     ------------       ------------
EBITDA               $    419,627       $    461,450             (9)%            (16)%
                     ------------       ------------

         Net revenues decreased during the three months ended September 30, 2001 as compared to the same period of 2000 due to difficult comparisons to the prior year period. Net revenues and operating expenses increased for the nine months ended September 30, 2001 as compared to the same period of 2000 on a reported basis due to our acquisitions completed during 2000. Included in the three and nine months ended September 30, 2001 reported basis amounts are net revenues and operating expenses from our acquisition of Donrey in September 2000, as well as other less significant acquisitions.

         On a pro forma basis, net revenues decreased during the three and nine months ended September 30, 2001 as compared to the same periods of 2000 as a result of both a decrease in rates charged and occupancy of the billboards and street furniture. Pro forma operating expenses decreased during the three months ended September 30, 2001 as a result of the decrease in revenue, whereas pro forma operating expenses increased during the nine months ended September 30, 2001 primarily due to increased expenses associated with investments and expansion of operations of recently acquired assets and contracts.

LIVE ENTERTAINMENT

(In thousands)

                               As Reported
                     Three Months Ended September 30,
                     --------------------------------         % Change       % Change
                         2001                2000           As Reported      Pro Forma
                     ------------        ------------       ------------   ------------
Net Revenue          $    939,896        $    475,487            n/a             15%
Operating Expenses        843,753             418,516            n/a             15%
                     ------------        ------------
EBITDA               $     96,143        $     56,971            n/a             15%
                     ------------        ------------


                              As Reported
                     Nine Months Ended September 30,
                     -------------------------------          % Change       % Change
                         2001               2000            As Reported      Pro Forma
                     ------------       ------------        ------------   ------------
Net Revenue          $  2,038,231       $    475,487             n/a              7%
Operating Expenses      1,869,393            418,516             n/a              8%
                     ------------       ------------
EBITDA               $    168,838       $     56,971             n/a             (1)%
                     ------------       ------------

         We entered the live entertainment business with our acquisition of SFX in August 2000. Therefore, the as reported amounts shown above for the three and nine months ended September 30, 2000 only represents the results of operations for two months in 2000 as compared to the full three and nine month periods in 2001. On a pro forma basis, net revenue increased during the three and nine months ended September 30, 2001 as compared to the same periods of the prior year due to a change in the mix of live music events during 2001 as compared to 2000. Although the number of live events decreased over the prior period, there were more stadium and arena events in 2001, which generated higher revenues due to increased seating capacity. Operating expenses increased on a pro forma basis due to the increase in revenue.

                         LIQUIDITY AND CAPITAL RESOURCES

         We expect to fund anticipated cash requirements including those for acquisitions, anticipated capital expenditures, share repurchases, payments of principal and interest on outstanding indebtedness and commitments with cash flows from operations and various externally generated funds.

         As of September 30, 2001 and December 31, 2000 we had the following debt outstanding:

(In millions)

                                   September 30,        December 31,
                                        2001                2000
                                   --------------      --------------
Credit facilities - domestic       $      2,713.6      $      3,203.8
Credit facility - international              69.1               118.3
Senior convertible notes                  1,575.0             1,575.0
Liquid Yield Option Notes                   242.5(a)            497.1
Long-term bonds                           5,257.3(b)          5,153.6
Other borrowings                            165.1               132.4
                                   --------------      --------------
Total Debt                               10,022.6(c)         10,680.2
Less:  Cash and cash equivalents            266.4               196.8
                                   --------------      --------------
                                   $      9,756.2      $     10,483.4
                                   --------------      --------------

(a) Includes $44.4 million in unamortized fair value purchase accounting adjustment related to the merger with Jacor Communications, Inc.

(b) Includes $68.7 million in unamortized fair value purchase accounting adjustments related to the mergers with AMFM. Also includes $131.6 million related to fair value adjustments for interest rate swap agreements.

(c) Total face value of outstanding debt was $9.9 billion at September 30, 2001.

SOURCES OF CAPITAL

Domestic Credit Facilities

         We currently have three separate domestic credit facilities. These provide cash for both working capital needs as well as to fund certain acquisitions.

         The first credit facility is a $1.8 billion revolving credit facility. At September 30, 2001, $1.6 billion was outstanding and, taking into account outstanding letters of credit, $203.1 million was available for future borrowings. This credit facility began reducing on September 30, 2000, with quarterly repayment of the outstanding principal balance to continue over the next five years and the entire balance to be repaid by the last business day of June 2005.

         The second facility is a $1.5 billion, 364-day revolving credit facility, which we have the option, prior to its August 28, 2002 maturity, to convert into a term loan with a three-year maturity. There was no amount outstanding at September 30, 2001 and $1.5 billion was available for future borrowings.

         The third facility is a $1.5 billion, five-year multi-currency revolving credit facility. At September 30, 2001, the outstanding balance was $1.1 billion and, taking into account letters of credit, $297.4 million was available for future borrowings.

         During the nine months ended September 30, 2001, we made principal payments totaling $2.3 billion and drew down $1.8 billion on these credit facilities. As of November 9, 2001, the credit facilities aggregate outstanding balance was $1.7 billion and, taking into account outstanding letters of credit, $2.9 billion was available for future borrowings.

International Credit Facility

         We have a $150.0 million five-year revolving credit facility with a group of international banks. This facility allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provides funds to our international operations for certain working capital needs and smaller acquisitions. At September 30, 2001, approximately $67.0 million was available for future borrowings and $69.1 million was outstanding. This credit facility expires on December 8, 2005.

Restricted Cash

         In connection with the AMFM merger and related governmental directives, we divested five radio stations, which had been placed in a trust, for $41.0 million. These proceeds were placed in a restricted trust for the purchase of replacement properties. The following table details the activity in the restricted cash accounts:

(In thousands)

Restricted cash balance at January 1, 2001      $ 628,141
Proceeds from sale of stations                     41,000
Restricted cash used in acquisitions             (362,075)
Interest, net of fees                               4,626
Expired amount refunded                          (311,692)
                                                ---------
Restricted cash balance at September 30, 2001   $      --
                                                ---------

Sale of Marketable Securities

         In connection with our merger with AMFM on August 30, 2000, Clear Channel and AMFM entered into a Consent Decree with the Department of Justice regarding AMFM's investment in Lamar Advertising Company. The Consent Decree, among other things, required us to sell all of our 26.2 million shares of Lamar by December 31, 2002 and relinquish all shareholder rights during the disposition period. As a result, we do not exercise significant influence and account for the investment under the cost method of accounting. During the nine months ended September 30, 2001, we received proceeds of $595.6 million relating to the sale of 14.5 million shares of Lamar common stock. Subsequent to September 30, 2001, we received proceeds of $324.4 million relating to the sale of our remaining 10.4 million shares of Lamar common stock. These proceeds will be used to pay down our existing credit facility balance.

Common Stock Warrants

         We assumed common stock warrants, with an expiration date of September 18, 2001, as a part of our merger with Jacor. Each warrant represented the right to purchase .2355422 shares of our common stock at an exercise price of $24.19 per full share. During the three months ended September 30, 2001, we received $122.2 million in proceeds and issued 5.1 million shares of common stock on the exercise of these warrants.

Issuance of Public Debt

         On October 26, 2001, we completed a debt offering of $750.0 million 6% Senior Notes due November 1, 2006. Interest is payable on May 1 and November 1 of each year. The first interest payment on the notes will be made on May 1, 2002. Net proceeds of approximately $744.1 million were used to reduce the outstanding balance of our $1.8 billion revolving credit facility.

USES OF CAPITAL

Acquisitions

         During the nine months ended September 30, 2001, we acquired 174 radio stations in 56 markets for $75.9 million in cash, $350.4 million in restricted cash plus the exchange of eight radio stations. We also acquired approximately 4,100 additional outdoor display faces in 32 domestic markets and approximately 17,550 additional display faces in 38 international markets for a total of $286.7 million in cash. Our outdoor segment also acquired investments in non-consolidated affiliates for a total of $19.2 million in cash. During the nine months ended September 30, 2001, our live entertainment segment acquired music, sports and racing events, promotional assets and sports talent representation contracts for $75.7 million in cash. We also acquired two FCC licenses of television stations, both of which we had previously been operating under a local marketing agreement, national representation contracts, and other Internet assets for a total of $61.9 million in cash and $11.7 million in restricted cash.

Pending Merger

         On October 5, 2001, we entered into a merger agreement to acquire The Ackerley Group, Inc. Ackerley holds a diversified group of outdoor, broadcasting and interactive media assets. This merger will be a tax-free, stock-for-stock transaction. Each share of Ackerley common stock will convert into 0.35 shares of our common stock, on a fixed exchange basis, valuing the merger, based on average share value at the signing of the merger agreement, at approximately $474.9 million plus the assumption of Ackerley's debt, which was approximately $290.9 million at September 30, 2001. This merger is subject to regulatory approval and other closing conditions, including the approval from the Ackerley shareholders. We anticipate that this merger will close during the first half of 2002.

Capital Expenditures

         Capital expenditures increased from $320.4 million for the nine months ended September 30, 2000 to $419.4 million in same period of 2001. Overall, capital expenditures increased due the increase in the number of radio stations, billboards and displays owned during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. In addition, we incurred capital expenditures related to our new live entertainment segment during the nine months ended September 30, 2001 that we did not incur in the same period of 2000. The increase for the nine months ended September 30, 2001 primarily relates to additional spending relating to facility consolidation resulting from our acquisitions, technological upgrades of operating assets, and the construction and purchase of new revenue producing advertising displays.

(In millions)

                                     Nine Months Ended September 30, 2001 Capital Expenditures
                         -----------------------------------------------------------------------------
                             Radio          Outdoor      Entertainment       Other           Total
                         -------------   -------------   -------------   -------------   -------------
Recurring                $        29.5   $        45.2   $         9.5   $        10.5   $        94.7
Non-recurring projects            79.8            14.5            25.5            61.7           181.5
Revenue producing                   --           128.2            15.0              --           143.2
                         -------------   -------------   -------------   -------------   -------------
                         $       109.3   $       187.9   $        50.0   $        72.2   $       419.4

         Our radio broadcasting capital expenditures during the nine months ended September 30, 2001 are related primarily to expenditures associated with the consolidation of operations in certain markets in conjunction with acquisitions that are expected to result in improved operating results in such markets.

         Our outdoor advertising capital expenditures during the nine months ended September 30, 2001 are related primarily to the construction of new revenue producing advertising displays as well as replacement expenditures on our existing advertising displays.

         Our live entertainment capital expenditures during the nine months ended September 30, 2001 include expenditures primarily related to a consolidated sales and operations facility, new venues and improvements to existing venues.

         Included in "other" capital expenditures during the nine months ended September 30, 2001 is the purchase of land for an additional corporate facility to replace leased space, deposits on certain corporate assets, upgrades of our television related operating assets and other technological expenditures.

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

Liquid Yield Option Notes

         We assumed 4.75% Liquid Yield Option Notes ("LYONs") due 2018 and 5.50% LYONs due 2011 as a part of the merger with Jacor. Each LYON has a principal amount at maturity of $1,000 and is convertible, at the option of the holder, at any time on or prior to maturity, into our common stock at a conversion rate of
7.227 shares per LYON and 15.522 shares per LYON for the 2018 and 2011 issues, respectively. On May 7, 2001, we delivered notice of our intent to redeem the total outstanding principal amount of the 5.50% LYONs on June 12, 2001. Pursuant to the indenture agreement, the redemption price of $581.25 per each $1,000 LYON outstanding at June 12, 2001 was equal to the issue price plus accrued original issue discount through the redemption date. Substantially all of the 5.50% LYONs converted into our common stock prior to the redemption date. The LYONs balance, after conversions to common stock, amortization of purchase accounting premium, and accretion of interest, at September 30, 2001 was $242.5 million.

Other

         During the nine months ended September 30, 2001, we made cash tax payments of $450.0 million relating to gains realized on divested radio stations during 2000. Also, we made payments of approximately $200.3 million related to severance and other merger related expenses during the nine months ended September 30, 2001.

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

MARKET RISK

   Interest Rate Risk

         At September 30, 2001, approximately 47% of our long-term debt, including fixed rate debt on which we have entered interest rate swap agreements, bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the quarter's average interest rate under these borrowings, it is estimated that our nine months ended September 30, 2001 interest expense would have changed by $90.7 million and that our nine months ended September 30, 2001 net loss would have changed by $56.2 million. In the event of an adverse change in interest rates, management may take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

         We have entered into interest rate swap agreements that effectively float interest at rates based upon LIBOR on $1.5 billion of our current fixed rate borrowings. These agreements expire from September 2003 to June 2005. The fair value of these agreements at September 30, 2001 was an asset of $131.6 million.

    Equity Price Risk

         The carrying value of our available-for-sale equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at September 30, 2001 by $108.2 million and would change accumulated comprehensive income by $67.1 million.

         In connection with the completion of the AMFM merger, Clear Channel and AMFM entered into a Consent Decree with the Department of Justice regarding our investment in Lamar Advertising Company. The Consent Decree, among other things, required us to sell all of our shares of Lamar by December 31, 2002. In accordance with APB 16, Business Combinations, our 26.2 million shares of Lamar were recorded at their quoted market price on the closing date of the merger, which was significantly higher than AMFM's historical purchase price. We will be exposed to changes in Lamar's market price, which may result in large gains or losses related to this disposition in future periods. At September 30, 2001, we held 10.4 million shares of Lamar Advertising common stock valued at $314.3 million. Subsequent to September 30, 2001, we sold all of our remaining shares of Lamar common stock. As a result of these sales, we will recognize a loss of approximately $156.3 million.

    Foreign Currency

         We have operations in countries throughout the world. Foreign operations are measured in their local currencies except in hyper-inflationary countries in which we operate. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. To mitigate a portion of the exposure to risk of international currency fluctuations, we maintain a natural hedge through borrowings in currencies other than U.S. dollar. We review this hedge position monthly. We currently maintain no derivative instruments to mitigate the exposure to translation and/or transaction risk. However, this does not preclude the adoption of specific hedging strategies in the future. Our foreign operations reported a loss of $20.1 million for the nine months ended September 30, 2001. It is estimated that a 10% change in the value of the U.S. dollar to foreign currencies would change net loss for the nine months ended September 30, 2001 by $2.0 million.

RECENT ACCOUNTING PRONOUNCEMENTS

         On July 1, 2001, we adopted Statement of Financial Accounting Standards No. 141, Business Combinations. Statement 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. Statement 141 is effective for all business combinations initiated after June 30, 2001. Statement 141 eliminates the pooling-of-interest method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement 141 also changes the criteria to recognize intangible assets apart from goodwill. As we have historically used the purchase method to account for all business combinations, adoption of this statement did not have a material impact on our financial position or results of operations.

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Statement 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. Statement 142 is effective for fiscal years beginning after December 15, 2001. This statement establishes new accounting for goodwill and other intangible assets recorded in business combinations. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives. As our amortization of goodwill and certain other indefinite lived intangibles is a significant non-cash expense that we currently record, Statement 142 will have a material impact on our financial statements. For the three and nine months ended September 30, 2001, amortization expense related to goodwill and indefinite lived intangibles was approximately $440 million and $1.3 billion, respectively. We are currently evaluating valuation techniques as well as other implementation issues. Our preliminary assessment is that an impairment charge under the new requirements of Statement 142 may possibly be recorded upon the adoption of Statement 142.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. Statement 144 is effective for fiscal years beginning after December 15, 2001. Statement 144 removes goodwill from its scope and retains the requirements of Statement 121 regarding the recognition of impairment losses on long-lived assets held for use. The Statement modifies the accounting for long-lived assets to be disposed of by sale and long-lived assets to be disposed of by other than by sale. We do not believe adoption of this statement will materially impact our financial position or results of operations.

RATIO

         The ratio of earnings to fixed charges is as follows:

   9 Months Ended
    September 30,                    Year Ended December 31,
--------------------   ----------------------------------------------------
  2001        2000       2000       1999       1998       1997       1996
--------    --------   --------   --------   --------   --------   --------
  (.41)       3.58       2.20       2.04       1.83       2.32       3.63

         The ratio of earnings to fixed charges was computed on a consolidated basis. Earnings represent income from continuing operations before income taxes less equity in undistributed net income (loss) of unconsolidated affiliates plus fixed charges. Fixed charges represent interest, amortization of debt discount and expense, and the estimated interest portion of rental charges. We had no preferred stock outstanding for any period presented. For the nine-month period ended September 30, 2001, fixed charges exceeded earnings before income taxes and fixed charges by $830.8 million.

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

         A wide range of factors could materially affect future developments and performance, including:

o the impact of general economic conditions and political developments in the U.S. and in other countries in which we currently do business, including the effects of the September 11, 2001 terrorist attacks and their aftermath;

o competition and general conditions in our radio broadcasting, outdoor advertising and live entertainment industries;

o    our ability to integrate the operations of recently acquired companies;

o    the availability of acceptable acquisition opportunities;

o    shifts in population and other demographics;

o    fluctuations in operating costs;

o    technological changes and innovations;

o    changes in labor conditions;

o    fluctuations in exchange rates and currency values;

o    capital expenditure requirements;

o legislative or regulatory requirements, including the policies of the FCC, DOJ and FTC with respect to the conduct of our business and, the consummation of future or pending acquisitions;

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Required information is within Item 2

PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits. See Exhibit Index on Page 26
         (b)  Reports on Form 8-K

               Filing    Date        Items Reported               Financial Statements Reported
               ------    ----        --------------               -----------------------------
                 8-K   10/09/01     Item 5 to announce                        None
                                    signing of a merger
                                    agreement with The
                                    Ackerley Group, Inc.


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CLEAR CHANNEL COMMUNICATIONS, INC.




Date November 13, 2001                 /s/ Randall T. Mays
                                       Randall T. Mays
                                       Executive Vice President and
                                       Chief Financial Officer



Date November 13, 2001                 /s/ Herbert W. Hill, Jr.
                                       Herbert W. Hill, Jr.
                                       Senior Vice President and
                                       Chief Accounting Officer

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

2.3               Agreement and Plan of Merger dated October 5, 2001, among
                  Clear Channel Communications, Inc., The Ackerley Group, Inc., and CCMM Sub, Inc. (incorporated by reference to the exhibits of Clear Channel's Current Report on Form 8-K filed October 9,
                  2001).

2.4               Stockholder Voting and Support Agreement dated October 5,
                  2001, between Clear Channel Communications, Inc. and Barry A.
                  Ackerley (incorporated by reference to the exhibits of Clear
                  Channel's Current Report on Form 8-K filed October 9, 2001).

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

EXHIBIT
NUMBER                             DESCRIPTION
4.6               Fourth Supplement Indenture dated November 24, 1999 to Senior
                  Indenture dated October 1, 1997, by and between Clear Channel and The Bank of New York as Trustee (incorporated by reference to the exhibits of the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

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

4.12              Tenth Supplemental Indenture dated October 26, 2001, to Senior
                  Indenture dated October 1, 1997, by and between Clear Channel
                  Communications, Inc. and The Bank of New York, as Trustee.

11                Statement re: Computation of Earnings Per Share.

12                Statement re: Computation of Ratio of Earnings to Fixed
                  Charges.