Form 10-K
period 2001-12-31
CLEAR CHANNEL COMMUNICATIONS INC
filed 2002-03-20
CIK 739708

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

|x| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001, or

| |   Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the transition period from         to          .
                                                         --------   ----------

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

On March 8, 2002, the aggregate market value of the Common Stock beneficially held by non-affiliates of the Company was approximately $28.3 billion. (For purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates).

On March 8, 2002, there were 599,518,802 outstanding shares of Common Stock, excluding 58,599 shares held in treasury.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for the 2002 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

                       CLEAR CHANNEL COMMUNICATIONS, INC.
                               INDEX TO FORM 10-K

                                                                                                    Page
                                                                                                   Number
PART I.

Item 1.  Business................................................................................      3

Item 2.  Properties..............................................................................     31

Item 3.  Legal Proceedings.......................................................................     32

Item 4.  Submission of Matters to a Vote of Security Holders.....................................     32

PART II.

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters....................     33

Item 6.  Selected Financial Data.................................................................     34

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.....................................................     35

Item 7A. Quantitative and Qualitative Disclosures about Market Risk .............................     61

Item 8.  Financial Statements and Supplementary Data ............................................     62

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.....................................................     99

PART III.

Item 10. Directors and Executive Officers of the Registrant......................................    100

Item 11. Executive Compensation..................................................................    102

Item 12. Security Ownership of Certain Beneficial Owners and Management..........................    102

Item 13. Certain Relationships and Related Transactions..........................................    102

PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................    103

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

      Clear Channel Communications, Inc. is a diversified media company with three reportable business segments: radio broadcasting, outdoor advertising and live entertainment. We were incorporated in Texas in 1974. As of December 31, 2001, we owned, programmed, or sold airtime for 1,240 domestic radio stations, which includes those stations that we operated pursuant to a local marketing agreement or joint sales agreement (FCC licenses not owned by Clear Channel) and owned a leading national radio network. In addition, at December 31, 2001, we had equity interests in various domestic and international radio broadcasting companies. We were also one of the world's largest outdoor advertising companies based on total advertising display inventory of 156,623 domestic display faces and 573,416 international display faces. In addition, we were one of the world's largest diversified promoters, producers and venue operators for live entertainment events. As of December 31, 2001, we owned or operated 104 live entertainment venues domestically and 31 live entertainment venues internationally, which includes 36 domestic venues and three international venue where we either own a non-controlling interest or have booking promotions or consulting agreements. We also own or program 19 television stations, own a media representation firm and represent professional athletes, all of which is within the category "other". The following table presents each segment's percentage of total revenues for the year ended December 31, 2001:

                                                             Percentage of
                              Segment                          Revenues
                              -------                        -------------
                        Radio Broadcasting                         43%
                        Outdoor Advertising                        22%
                        Live Entertainment                         31%
                        Other                                       4%
                                                                  ----
                        Total                                     100%

      Our principal executive offices are located at 200 East Basse Road, San Antonio, Texas 78209 (telephone: 210-822-2828).

      RADIO BROADCASTING

      Radio Stations

      As of December 31, 2001, we owned, programmed or sold airtime for 368 AM and 797 FM domestic radio stations, of which, 478 radio stations were in the top 100 markets, according to the Arbitron fall 2001 ranking of U.S. markets. In addition, we currently own various interests in domestic and international radio broadcasting companies, which we account for under the equity method of accounting. Our radio stations employ various formats for their programming. A station's format is important in determining the size and characteristics of its listening audience. Advertisers tailor their advertisements to appeal to selected population or demographic segments.

      Radio Networks

      As of December 31, 2001, we owned one of the leading national radio networks, based on a total audience of over 180 million weekly listeners. The network syndicates talk programming including such talent as Rush Limbaugh, Dr. Laura Schlessinger, Jim Rome, and music programming including such talent as Rick Dees and Casey Kasem. We also operated several news and agricultural radio networks serving Oklahoma, Texas, Iowa, Kentucky, Virginia, Alabama, Tennessee, Florida and Pennsylvania.

      Most of our radio broadcasting revenue is generated from the sale of national and local advertising. Additional revenue is generated from network compensation payments, barter and other miscellaneous transactions. Advertising rates charged by a radio station are based primarily on the station's ability to attract audiences having certain demographic characteristics in the market area which advertisers want to reach, as well as the number of stations competing in the market.

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

      Our radio broadcasting results are dependent on a number of factors, including the general strength of the economy, population growth, ability to provide popular programming, relative efficiency of radio broadcasting compared to other advertising media, signal strength, technological capabilities and governmental regulations and policies.

      OUTDOOR ADVERTISING

      As of December 31, 2001, we owned or operated a total of 730,039 advertising display faces. We currently provide outdoor advertising services in over 46 domestic markets and over 65 international countries. Our display faces include billboards of various sizes, wallscapes, transit displays and street furniture displays. Additionally, we currently own various interests in outdoor advertising companies, which we account for under the equity method of accounting.

      Revenue is generated from both local and national sales. Local advertisers tend to have smaller advertising budgets and require greater assistance from our production and creative personnel to design and produce advertising copy. In local sales, we often expend more sales efforts on educating customers regarding the benefits of outdoor media and helping potential clients develop an advertising strategy using outdoor advertising. While price and availability are important competitive factors, service and customer relationships are also critical components of local sales. Although national revenue typically does not involve the additional sales effort, national revenue generally results in higher advertising rates.

      Advertising rates are based on a particular display's exposure, or number of "impressions" delivered, in relation to the demographics of the particular market and its location within that market. The number of "impressions" delivered by a display is measured by the number of vehicles or pedestrians passing the site during a defined period and is weighted to give effect to such factors as its proximity to other displays, the speed and viewing angle of approaching traffic, the national average of adults riding in vehicles and whether the display is illuminated. The number of impressions delivered by a display is verified by independent auditing companies.

      Our billboards consist of various sized panels on which advertising copy is displayed. Bulletin advertising copy is either printed with computer-generated graphics on a single sheet of vinyl that is "wrapped" around an outdoor advertising structure, placed on lithographed or silk-screened paper sheets supplied by the advertiser that are pasted and applied like wallpaper to the face of the display, or hand painted and attached to the structure. Billboards are generally mounted on structures we own and are located on sites that are either owned or leased by us or on a site which we have acquired a permanent easement. Lease contracts are negotiated with both public and private landlords.

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

      Transit advertising incorporates all advertising on or in transit systems, including the interiors and exteriors of buses, trains, trams and taxis, and advertising at rail stations and airports. Transit advertising posters range from vinyl sheets, which are applied directly to transit vehicles or to billboards and panels mounted in station or airport locations. Transit advertising contracts are negotiated with public transit authorities and private transit operators, either on a fixed revenue guarantee or a revenue-share basis.

      Street furniture panels are developed and marketed under our global Clear Channel Adshel brand. Street furniture panels include bus shelters, free standing units, pillars and columns. The most numerous are bus shelters which are back illuminated and reach vehicular and pedestrian audiences. Street furniture is growing in popularity with local authorities especially internationally and in the larger domestic markets. Bus shelters are usually constructed, owned and maintained by the outdoor service provider under revenue-sharing arrangements with a municipality or transit authority. Large street furniture contracts are usually won in a competitive tender and last between 10 and 15 years. Tenders are won on the basis of revenues and community-related products offered to municipalities, including bus shelters, public toilets and information kiosks.

      LIVE ENTERTAINMENT

      We are one of the world's leading promoter, producer and marketer of live entertainment. During 2001, we promoted or produced over 26,000 events, including music concerts, theatrical shows and specialized sport events. Through our large number of venues and strong presence in each of the markets we serve, our live entertainment operations are able to provide integrated promotion, production, venue operation, marketing and event management services for a broad variety of live entertainment events. We reached more than 66 million people through all of these activities during 2001. As of December 31, 2001, we owned or operated a total of 68 domestic venues and 28 international venues. Additionally, we currently own various interests in live entertainment companies, which we account for under the equity method of accounting.

      As a promoter, we typically book talent or tours, sell tickets and advertise the event to attract ticket buyers. For the event, we either provide our owned venue or we rent a venue, we arrange for production services, and sell sponsorships. When we provide our owned venue, we generally receive a percentage of revenues from concessions, merchandising, parking and premium box seats.

      As producer, we typically develop event content, hire artistic talent, schedule performances in select venues, promote tours and sell sponsorships. We derive revenues from guarantees and from profit sharing agreements with promoters, a percentage of the promoters' ticket sales, merchandising, sponsorships, licensing and the exploitation of intellectual property and other rights related to the production.

      We derive revenues from our venue operations primarily from ticket sales, rental income, corporate sponsorships and advertising, concessions, and merchandise. A venue operator typically receives, for each event it hosts, a fixed fee or percentage of ticket sales for use of the venue, as well as fees representing a percentage of total concession sales from the vendors and total merchandise sales from the performer or tour producer. We typically receive 100% of sponsorship and advertising revenues and a rebate of a portion of ticketing surcharges.

      Corporate sponsorship includes the naming of venues such as the Verizon Wireless Amphitheater and the Ford Theater for the Performing Arts. We also designate providers of concessions and "official" event or tour sponsors such as credit card companies, phone companies and film manufacturers, among others. Sponsorship arrangements can provide significant additional revenues at negligible incremental cost. We believe that the national venue network we have assembled will likely attract a larger number of major corporate sponsors and enable us to sell national sponsorship rights at a premium over local or regional sponsorship rights. We also believe that our relationships with advertisers will enable us to better utilize available advertising space, and that the aggregation of our audiences nationwide will create the opportunity for advertisers to access a nationwide market.

      Our outdoor venues are primarily used in the summer months and do not generate substantial revenue in the late fall, winter and early spring. The theatrical presenting season generally runs from September through May. The sports marketing businesses primarily earn revenue ratably over the year, whereas the motor sports business operates primarily in the winter and event management revenue is earned as the events occur.

   OTHER

      Television

      As of December 31, 2001, we owned, programmed or sold airtime for 19 television stations. Our television stations are affiliated with various television networks, including ABC, CBS, NBC, FOX, UPN, PAX and WB. Television revenue is generated primarily from the sale of local and national advertising, as well as from fees received from the affiliate television networks. Advertising rates depend primarily on the quantitative and qualitative characteristics of the audience we can deliver to the advertiser. Local advertising is sold by our sales personnel, while national advertising is sold by national sales representatives.

      The primary sources of programming for our ABC, NBC, CBS and FOX affiliated television stations are their respective networks, which produce and distribute programming in exchange for each station's commitment to air the programming at specified times and for commercial announcement time during the programming. We supply the majority of programming to our UPN, PAX and WB affiliates by selecting and purchasing syndicated television programs. We compete with other television stations within each market for these broadcast rights.

      The second source of programming is the production of local news programming on the ABC, CBS, NBC and FOX affiliate stations in Jacksonville, Florida; Harrisburg, Pennsylvania; Memphis, Tennessee; Mobile, Alabama; Cincinnati, Ohio; Albany, New York; San Antonio, Texas; and Salt Lake City, Utah. Local news programming traditionally has appealed to a target audience of adults 25 to 54 years of age. Because these viewers generally have increased buying power relative to viewers in other demographic groups, they are one of the most sought-after target audiences for advertisers. With such programming, these stations are able to attract advertisers to which they otherwise would not have access.

      Media Representation

      We own the Katz Media Group, a full-service media representation firm that sells national spot advertising time for clients in the radio and television industries throughout the United States. Katz Media is one of the largest media representation firms in the country, representing over 2,400 radio stations, 370 television stations and growing interests in the representation of cable television system operators.

      Katz Media generates revenues primarily through contractual commissions realized from the sale of national spot advertising air time. National spot advertising is commercial air time sold to advertisers on behalf of radio and television stations and cable systems located outside the local markets of those stations and systems. Katz Media represents its media clients pursuant to media representation contracts, which typically have initial terms of up to ten years in length.

      Sports Representation

      We operate in the sports representation business. Our full-service sports marketing and management operations specialize in the representation of professional athletes, integrated event management, television programming/production, and marketing consulting services. Among our clients are several hundred professional athletes, including Michael Jordan (basketball), Kobe Bryant (basketball), Roger Clemens (baseball), Greg Norman (golf), Andre Agassi (tennis), Jerry Rice (football) and David Beckham (soccer - UK).

      Our sports representation business generates revenue primarily through the negotiation of professional sports contracts and endorsement contracts for clients. The amount of endorsement and other revenues that our clients generate is a function of, among other things, the clients' professional performances and public appeal.

COMPANY STRATEGY

      Since our inception, we have focused on helping our clients distribute their marketing messages in the most efficient ways possible. We believe our ultimate success is measured by how well we assist our clients in selling their products and services. To this end, we have assembled a national platform of media assets designed to provide the most efficient and cost-effective ways for our clients to reach consumers. These assets are comprised of radio and television broadcasting assets, outdoor advertising displays and live entertainment venues and productions. We have combined these assets with the talent and motivation of our entrepreneurial managers to create strong internal growth. We plan to continue this effort in order to serve our clients, listeners, viewers, audiences and investors.

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

      RADIO BROADCASTING

      Our radio broadcasting strategy entails improving the ongoing operations of our existing stations, as well as the acquisition of stations. Our acquisition strategy has created a national footprint that allows us to deliver targeted messages for specific audiences to advertisers on a local, regional, and national basis. We believe in clustering our radio stations in markets thereby allowing us to offer our advertisers more advertising options that can reach many audiences. We believe owning multiple radio stations in a market allows us to provide our listeners with a more diverse programming selection and a more efficient means for our advertisers to reach those listeners. By clustering our stations, we are also able to operate our stations with more highly skilled local management teams and eliminate duplicative operating and overhead expenses. In addition to the economies of scale associated with our national footprint and our clustering of stations in our markets, our management seeks to improve the performance of our existing stations through effective programming, reduction of costs, and aggressive promotion, marketing, and sales. By complementing our radio operations with our other businesses, we are able to increase revenue and profitability through synergies such as cross selling and cross promoting, utilizing our outdoor advertising and entertainment operations.

      OUTDOOR ADVERTISING

      Our outdoor advertising strategy involves expanding our market presence and improving the operating results of our existing operations. By acquiring additional displays in our existing markets and expanding into new markets. We focus on attracting new categories of advertisers to the outdoor medium through significant investments in sales, marketing, creative, and research services. We take advantage of technological advances that increase our sales force productivity, production department efficiency, and the quality of our product. We will continue to take advantage of the fragmented outdoor advertising industry in our international markets, which presents us with opportunities to increase our profitability both from our existing operations and from acquisitions.

      LIVE ENTERTAINMENT

      Our recent entry into live entertainment operations allowed us to take advantage of the natural synergies between radio and live music events and to gain immediate industry leadership. We can now leverage our broadcasting assets to reach listeners who have an affinity for music to promote our live entertainment events and ultimately increase ticket revenue. Our strategy involves improving operating results driven primarily by our ability to increase the utilization of venues, the number of tickets sold per event, sponsorship opportunities, and radio audiences. We strive to form strategic alliances with top brands for marketing opportunities, complete our footprint with investments in music and theater, and foster collaborations with our other media businesses.

RECENT DEVELOPMENTS

The Ackerley Group Merger

      On October 5, 2001, we entered into a merger agreement to acquire The Ackerley Group, Inc. Ackerley is a diversified media company with outdoor, television, radio and interactive media assets. We structured the Ackerley merger as a tax-free, stock-for-stock transaction. Each share of Ackerley common stock will be converted into the right to receive .35 shares of our common stock on a fixed exchange basis, valuing the merger, based on average share value at the signing of the merger agreement, at approximately $474.9 million plus the assumption of Ackerley's debt, which was approximately $290.6 million at December 31, 2001. This merger is subject to regulatory approval under the federal communications laws and other closing conditions. We anticipate that this merger will close during the first half of 2002.

      We cannot be assured that we can complete the merger with Ackerley in a timely manner or on the terms described in the document, if at all. Governmental authorities may require the combined company to divest assets or submit to various operating restrictions before granting the authorizations and approvals necessary to complete the merger. We expect to be required to divest radio or television stations in five markets or geographical areas in connection with the merger. We cannot be assured that the completion of such divestitures will be at a fair market price or that the reinvestment of the proceeds or exchange of assets will produce an operating profit at the same level as the divested assets or a commensurate rate of return on the amount of its investment. These divestitures and operating restrictions could adversely affect the value of the combined company.

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

Public Offerings

      On October 26, 2001, we completed a debt offering of $750.0 million 6% Senior Notes due November 1, 2006. Interest is payable on May 1 and November 1 of each year. The first interest payment on the notes will be made on May 1, 2002. Net proceeds of approximately $744.1 million were used to reduce the outstanding balance of our reducing revolving credit facility.

EMPLOYEES

      At February 28, 2002 we had approximately 29,500 domestic employees and 6,700 international employees: approximately 35,500 in operations and approximately 700 in corporate related activities. In addition, our live entertainment operations hire approximately 20,000 seasonal employees during peak time periods.

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

      Information relating to the operating segments of our radio broadcasting, outdoor advertising and live entertainment operations for 2001, 2000 and 1999 are included in "Note K: Segment Data" in the Notes to Consolidated Financial Statements in Item 8 filed herewith.

      The following table sets forth certain selected information with regard to our radio broadcasting stations, outdoor advertising display faces and live entertainment venues that we own or operate. At December 31, 2001, we owned, programmed, or sold airtime for 368 AM and 797 FM radio stations. At December 31, 2001, we owned or operated 156,623 domestic display faces and 573,416 international display faces. We also owned or operated 96 live entertainment venues at December 31, 2001.

                                                      Radio            Outdoor            Live
                                      Market       Broadcasting      Advertising     Entertainment
            Market                     Rank*         Stations       Display Faces        Venues
            ------                     -----         --------       -------------        ------
New York, NY                             1               4             16,334              4
Los Angeles, CA                          2               8             17,786              3
Chicago, IL                              3               6             15,410              2
San Francisco, CA                        4               7              5,112              5
Dallas, TX                               5               6              5,402
Philadelphia, PA                         6               6              4,037              4
Washington, DC                           7               8              3,092              4
Boston, MA                               8               4              4,720              5
Houston, TX                              9               8              4,945              2
Detroit, MI                             10               7                 25              2
Atlanta, GA                             11               6              7,044              3
Miami, FL                               12               7              5,625              1
Seattle, WA                             14                                 90              1
Phoenix, AZ                             15               8                910              1
Minneapolis, MN                         16               7              1,010              1
San Diego, CA                           17               8                771
Long Island, NY                         18               3
St. Louis, MO                           19               6                302              2
Baltimore, MD                           20               3              1,027
Tampa, FL                               21               8              2,186
Denver, CO                              22               7                613              1
Pittsburgh, PA                          23               6                 39              2
Portland, OR                            24               5                 27

                                                      Radio            Outdoor            Live
                                      Market       Broadcasting      Advertising     Entertainment
            Market                     Rank*         Stations       Display Faces        Venues
            ------                     -----         --------       -------------        ------
Cleveland, OH                           25            6                   950
Cincinnati, OH                          26            8                    14              3
Sacramento, CA                          27            4                   822              2
Riverside, CA                           28            4
Kansas City, KS/MO                      29                                 57              2
San Jose, CA                            30            2                   865
San Antonio, TX                         31            6                 3,371              1
Milwaukee, WI                           32            6                 1,748              1
Salt Lake City, UT                      34            7                    48
Providence, RI                          35            3
Columbus, OH                            36            5                 1,232              1
Charlotte, NC                           37            5                                    1
Norfolk, VA                             38            3                    11              2
Orlando, FL                             39            7                 2,849
Indianapolis, IN                        40            3                 1,588              2
Las Vegas, NV                           41            4                 9,865
Greensboro, NC                          42            4
Austin, TX                              43            6                    10
Nashville, TN                           44            5                    35              1
New Orleans, LA                         45            7                 7,440              1
Raleigh, NC                             46            4                    10              1
West Palm Beach, FL                     47            5                    14              2
Memphis, TN                             48            6                 2,144
Hartford, CT                            49            5                    20              2
Jacksonville, FL                        52            6                 1,025
Rochester, NY                           53            7
Oklahoma City, OK                       54            6                 1,083
Louisville, KY                          55            8                    17
Richmond, VA                            56            6                    13
Birmingham, AL                          57            6
Dayton, OH                              58            8
Greenville, SC                          60            6
Albany, NY                              61            7                                    1
Honolulu, HI                            62            7
Brownsville & McAllen, TX               63            2                     2
Tucson, AZ                              64            6                 1,237
Tulsa, OK                               65            6                 1,113
Grand Rapids, MI                        66            6
Wikes Barre - Scranton, PA              67                                 38
Fresno, CA                              68            3                   109
Allentown, PA                           69            5
Ft Myers, FL                            70            8
Knoxville, TX                           71                                 13
Albuquerque, NM                         72            7                 1,248              1
Akron, OH                               73            3                   336
Omaha, NE                               74            4

                                                      Radio            Outdoor            Live
                                      Market       Broadcasting      Advertising     Entertainment
            Market                     Rank*         Stations       Display Faces        Venues
            ------                     -----         --------       -------------        ------
Wilmington, DE                          75              4               1,075
Monterey, CA                            76              6                  48
El Paso, TX                             77              5               1,330
Harrisburg, PA                          78              2                  36
Sarasota, FL                            79              6
Syracuse, NY                            79              7                   6
Toledo, OH                              81              7
Springfield, MA                         82              4
Baton Rouge, LA                         83              6
Greenville, NC                          84
Little Rock, AR                         85              5                  20
Gainsville-Ocala, FL                    86                              1,415
Stockton, CA                            87              3                  19
Columbia, SC                            88              6                   1
Des Moines, IA                          89              7                 681
Bakersfield, CA                         90              6                  75
Mobile, AL                              91              5
Wichita, KS                             92              4                 692
Charleston, SC                          93              7
Spokane, WA                             94              6                  19
Daytona Beach, FL                       95
Colorado Springs, CO                    96              2                  17
Madison, WI                             97              6                  12
Melbourne-Titusville-Cocoa, FL          100             4                 817
Various U.S. Cities                   101-150         144               3,656              1
Various U.S. Cities                   151-200         142               1,478
Various U.S. Cities                   201-250         131                 156
Various U.S. Cities                    251+           101                 430
Various U.S. Cities                  unranked         169               8,806

INTERNATIONAL:
Australia - New Zealand (a), (b)        n/a
Baltics and Russia                      n/a                             5,041
Belgium                                 n/a                            13,888
Brazil                                  n/a                             6,017
Canada (b)                              n/a                             1,371              1
Chile                                   n/a                               945
China (b)                               n/a
Czech Republic (a)                      n/a
Denmark                                 n/a                             4,681
Finland                                 n/a                             1,887
France                                  n/a                           140,678
Greece                                  n/a                               521
Holland                                 n/a                             1,125
Hong Kong (b)                           n/a
India                                   n/a                               343

                                                      Radio            Outdoor            Live
                                      Market       Broadcasting      Advertising     Entertainment
            Market                     Rank*         Stations       Display Faces        Venues
            ------                     -----         --------       -------------        ------
Ireland                                 n/a                             5,614
Italy (b)                               n/a                            15,632
Korea (b)                               n/a
Malaysia (b)                            n/a
Mexico (a)                              n/a                             2,794
Netherlands                             n/a
Norway (a) (b)                          n/a                            10,566
Peru                                    n/a                             2,047
Poland                                  n/a                             9,726
Singapore (b)                           n/a                               125
Spain                                   n/a                            27,763
Sweden                                  n/a                            26,710              1
Switzerland                             n/a                            14,343
Taiwan                                  n/a                               424
Thailand (b)                            n/a
Turkey                                  n/a                             1,439
United Kingdom (a)                      n/a                            56,098             26
Small transit displays (d)              n/a                           223,638
                                                   -----              -------          -----

Total                                              1,165 (a)          730,039 (b)         96 (c)
                                                   =====              =======          =====

* Per Arbitron Rankings for Fall 2001

----------

(a) Excluded from the 1,165 radio stations owned or operated by Clear Channel are 75 radio stations programmed pursuant to a local marketing agreement or a joint sales agreement (FCC licenses not owned by Clear Channel), two radio stations programmed by another party pursuant to a local marketing agreement or a joint sales agreement and four Mexican radio stations that we provide programming to and sell airtime under exclusive sales agency arrangements. Also excluded are radio stations in Australia, New Zealand, Czech Republic, Mexico, Norway and The United Kingdom. We own a 50%, 33%, 50%, 40%, 50% and 32% equity interest in companies that have radio broadcasting operations in these markets, respectively. We also own a 26% non-voting equity interest in Hispanic Broadcasting Corporation, a leading domestic Spanish-language radio broadcaster. Radio stations owned or operated by Hispanic Broadcasting Corporation are also excluded from the above table.

(b) Excluded from the 730,039 outdoor display faces owned or operated by Clear Channel are display faces in Australia - New Zealand, Canada, China, Hong Kong, Italy, Korea, Malaysia, Norway, Singapore and Thailand. We own a 50%, 50%, 46.1%, 50%, 25%, 30%, 49%, 50%, 30% and 31.9% equity interest in companies that have outdoor advertising operations in these markets, respectively.

(c) Venues include 52 theaters, 33 amphitheaters, 8 clubs and 3 arenas. Of these 96 venues, we own 30, lease 43 with lease expiration dates from August 2000 to November 2058, lease 4 with lease terms in excess of 100 years, and operate 19 under various operating agreements.

      Excluded from the 96 live entertainment venues owned or operated by Clear Channel are 16 venues in which we own a non-controlling interest and 23 venues with which we have a booking, promotions or consulting agreement.

(d) Small transit displays are small display faces on the interior and exterior of various public transportation vehicles.

      Below is a discussion of our operations within each segment that are not presented in the above table.

      RADIO BROADCASTING

      In addition to the radio stations listed above, our radio broadcasting segment includes a national radio network that produces more than 100 syndicated radio programs for more than 7,800 radio stations including Rush Limbaugh, The Dr. Laura Show and The Rick Dees Weekly Top 40, which are three of the top rated radio programs in the United States. We also own various sports, news and agriculture networks.

      LIVE ENTERTAINMENT

      In addition to the live entertainment venues listed above, our live entertainment segment produces and presents touring and original Broadway & Family shows. Touring Broadway shows are typically revivals of previous commercial successes or new productions of theatrical shows currently playing on Broadway in New York City. We invest in original Broadway productions as a lead producer or as a limited partner in productions produced by others. The investments frequently allow us to obtain favorable touring and scheduling rights for the production that enables distribution across the presenter's network.

      OTHER

      Television

      As of December 31, 2001, we owned, programmed or sold airtime for 19 television stations. Our television stations are affiliated with various television networks, including ABC, CBS, NBC, FOX, UPN, PAX and WB.

      Media Representation

      We own the Katz Media Group, a full-service media representation firm that sells national spot advertising time for clients in the radio and television industries throughout the United States. Katz Media is one of the largest media representation firms in the country, representing over 2,400 radio stations, 370 television stations and growing interests in the representation of cable television system operators.

      Sports Representation

      We operate in the sports representation business. Our full-service sports marketing and management operations specialize in the representation of professional athletes, integrated event management, television programming/production, and marketing consulting services. Among our clients are several hundred professional athletes, including Michael Jordan, Kobe Bryant (basketball), Roger Clemens (baseball), Greg Norman (golf), Andre Agassi (tennis), Jerry Rice (football) and David Beckham (soccer - UK).

REGULATION OF OUR BUSINESS

Existing Regulation and 1996 Legislation

      Radio and television broadcasting are subject to the jurisdiction of the FCC under the Communications Act of 1934. The Communications Act prohibits the operation of a radio or television broadcasting station except under a license issued by the FCC and empowers the FCC, among other things, to:

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

      The Telecommunications Act of 1996 represented a comprehensive overhaul of the country's telecommunications laws. The 1996 Act changed both the process for renewal of broadcast station licenses and the broadcast ownership rules. The 1996 Act established a "two-step" renewal process that limited the FCC's discretion to consider applications filed in competition with an incumbent's renewal application. The 1996 Act also substantially liberalized the national broadcast ownership rules, eliminating the national radio limits and easing the national restrictions on TV ownership. The 1996 Act also relaxed local radio ownership restrictions, but left local TV ownership restrictions in place pending further FCC review.

      The new regulatory flexibility engendered aggressive local, regional, and/or national acquisition campaigns. Removal of previous station ownership limitations on leading media companies, such as existing networks and major station groups, increased sharply the competition for and the prices of attractive stations.

License Grant and Renewal

      Under the 1996 Act, the FCC grants broadcast licenses to both radio and television stations for terms of up to eight years. The 1996 Act requires the FCC to renew a broadcast license if it finds that

-  the station has served the public interest, convenience, and necessity;

- there have been no serious violations of either the Communications Act or the FCC's rules and regulations by the licensee; and

- there have been no other serious violations which taken together constitute a pattern of abuse.

In making its determination, the FCC may consider petitions to deny and informal objections, and may order a hearing if such petitions or objections raise sufficiently serious issues. The FCC, however, may not consider whether the public interest would be better served by a person or entity other than the renewal applicant. Instead, under the 1996 Act, competing applications for the incumbent's spectrum may be accepted only after the FCC has denied the incumbent's application for renewal of license.

      Although in the vast majority of cases broadcast licenses are renewed by the FCC even when petitions to deny or informal objections are filed, there can be no assurance that any of our stations' licenses will be renewed at the expiration of their terms.

Current Multiple Ownership Restrictions

      The FCC has promulgated rules that, among other things, limit the ability of individuals and entities to own or have an "attributable interest" in broadcast stations and other specified mass media entities.

      The 1996 Act mandated significant revisions to the radio and television ownership rules. With respect to radio licensees, the 1996 Act directed the FCC to eliminate the national ownership restriction, allowing one entity to own nationally any number of AM or FM broadcast stations. Other FCC rules mandated by the 1996 Act greatly eased local radio ownership restrictions. The maximum allowable number of radio stations that may be commonly owned in a market varies depending on the total number of radio stations in that market, as determined using a method prescribed by the FCC. In markets with 45 or more stations, one company may own, operate, or control eight stations, with no more than five in any one service (AM or FM). In markets with 30-44 stations, one company may own seven stations, with no more than four in any one service; in markets with 15-29 stations, one entity may own six stations, with no more than four in any one service. In markets with 14 stations or less, one company may own up to five stations or 50% of all of the stations, whichever is less, with no more than three in any one service. These new rules permit common ownership of substantially more stations in the same market than did the FCC's prior rules, which at most allowed ownership of no more than two AM stations and two FM stations even in the largest markets.

      Irrespective of FCC rules governing radio ownership, however, the Antitrust Division of the United States Department of Justice and the Federal Trade Commission have the authority to determine that a particular transaction presents antitrust concerns. Following the passage of the 1996 Act, the Antitrust Division has become more aggressive in reviewing proposed acquisitions of radio stations, particularly in instances where the proposed purchaser already owns one or more radio stations in a particular market and seeks to acquire additional radio stations in the same market. The Antitrust Division has, in some cases, obtained consent decrees requiring radio station divestitures in a particular market based on allegations that acquisitions would lead to unacceptable concentration levels. The FCC has also been more aggressive in independently examining issues of market concentration when considering radio station acquisitions. The FCC has delayed its approval of numerous proposed radio station purchases by various parties because of market concentration concerns, and generally will not approve radio acquisitions when the Antitrust Division has expressed concentration concerns, even if the acquisition complies with the FCC's numerical station limits. Moreover, in recent years the FCC has followed a so-called "flagging" policy under which it gives specific public notice of its intention to conduct additional ownership concentration analysis, and solicits public comment on "the issue of concentration and its effect on competition and diversity," with respect to certain applications for consent to radio station acquisitions based on estimated advertising revenue shares or other criteria.

      With respect to television, the 1996 Act directed the FCC to eliminate the then-existing 12-station national limit for station ownership and increase the national audience reach limitation from 25% to 35%. The 1996 Act left local TV ownership restrictions in place pending further FCC review, and in August 1999 the FCC completed this review and modified its local television ownership rule. Under the current rule, permissible common ownership of television stations is dictated by Nielsen Designated Market Areas, or "DMAs." A company may own two television stations in a DMA if the stations' Grade B contours do not overlap. Conversely, a company may own television stations in separate DMAs even if the stations' service contours do overlap. Furthermore, a company may own two television stations in a DMA with overlapping Grade B contours if (i) at least eight independently owned and operating full-power television stations, the Grade B contours of which overlap with that of at least one of the commonly owned stations, will remain in the DMA after the combination; and (ii) at least one of the commonly owned stations is not among the top four stations in the market in terms of audience share. The FCC will presumptively waive these criteria and allow the acquisition of a second same-market television station where the station being acquired is shown to be "failed" or "failing" (under specific FCC definitions of those terms), or authorized but unbuilt. A buyer seeking such a waiver must also demonstrate, in most cases, that it is the only buyer ready, willing, and able to operate the station, and that sale to an out-of-market buyer would result in an artificially depressed price. Since the revision of the local television ownership rule, we have acquired a second television station in each of five DMAs where we previously owned a television station.

      The FCC has adopted rules with respect to so-called local marketing agreements, or "LMAs", by which the licensee of one radio or television station provides substantially all the programming for another licensee's station in the same market and sells all of the advertising within that programming. Under these rules, an entity that owns one or more radio or television stations in a market and programs more than 15% of the broadcast time on another station in the same service (radio or television) in the same market pursuant to an LMA is required, under certain circumstances, to count the LMA station toward its local radio or television ownership limits, as applicable, even though it does not own the station. As a result, in a market where we own one or more radio or television stations, we generally cannot provide programming under an LMA to another station in the same service (radio or television) if we cannot acquire that station under the rules governing local radio or television ownership, as applicable.

      In adopting its rules concerning television LMAs, however, the FCC provided "grandfathering" relief for LMAs that were in effect at the time of the rule change in August 1999. Television LMAs that were in place at the time of the new rules and were entered into before November 5, 1996, were allowed to continue at least through 2004, when the FCC is scheduled to undertake a comprehensive review and re-evaluation of its broadcast ownership rules. Such LMAs entered into after November 5, 1996 were allowed to continue until August 5, 2001 at which point they were required to be terminated unless they complied with the revised local television ownership rule.

      We provide programming under LMAs to television stations in two markets where we also own a television station. In one additional market, a third party which owns a television station in that market also programs our station under an LMA (we have agreed to sell our television station in that market to the third-party programmer). Each of our television LMAs was entered into before November 5, 1996. Therefore, under the FCC's August 1999 decision, each of our television LMAs is permitted to continue through at least the year 2004. Moreover, we may seek permanent grandfathering of our television LMAs by demonstrating to the FCC, among other things, the public interest benefits the LMAs have produced and the extent to which the LMAs have enabled the stations involved to convert to digital operation.

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

      There are twelve markets where we own both radio and television stations. In the majority of these markets, the number of radio stations we own complies with the limit imposed by the revised rule. In those markets where our number of radio stations exceeds the limit under the revised rule, we are nonetheless authorized to retain our present television/radio combinations at least until 2004, when the FCC is scheduled to undertake a comprehensive review and re-evaluation of its broadcast ownership rules. As with grandfathered television LMAs, we may seek permanent authorization for our non-compliant radio/television combinations by demonstrating to the FCC, among other things, the public interest benefits the combinations have produced and the extent to which the combinations have enabled the television stations involved to convert to digital operation.

      Under the FCC's ownership rules, a direct or indirect purchaser of certain types of our securities could violate FCC regulations or policies if that purchaser owned or acquired an "attributable" interest in other media properties in the same areas as our stations or in a manner otherwise prohibited by the FCC. All officers and directors of a licensee and any direct or indirect parent, general partners, limited partners and limited liability company members who are not properly "insulated" from management activities, and stockholders who own five percent or more of the outstanding voting stock of a licensee or its parent, either directly or indirectly, generally will be deemed to have an attributable interest in the licensee. Certain institutional investors who exert no control or influence over a licensee may own up to twenty percent of a licensee's or its parent's outstanding voting stock before attribution occurs. Under current FCC regulations, debt instruments, non-voting stock, minority voting stock interests in corporations having a single majority shareholder, and properly insulated limited partnership and limited liability company interests as to which the licensee certifies that the interest holders are not "materially involved" in the management and operation of the subject media property generally are not subject to attribution unless such interests implicate the FCC's "equity/debt plus," or "EDP," rule. Under the EDP rule, an aggregate interest in excess of 33% of a licensee's total asset value (equity plus debt) is attributable if the interest holder is either a major program supplier (providing over 15% of the licensee's station's total weekly broadcast programming hours) or a same-market media owner (including broadcasters, cable operators, and newspapers). To the best of our knowledge at present, none of our officers, directors or five percent stockholders holds an interest in another television station, radio station, cable television system or daily newspaper that is inconsistent with the FCC's ownership rules and policies.

Recent Developments and Future Actions Regarding Multiple Ownership Rules

      Expansion of our broadcast operations in particular areas and nationwide will continue to be subject to the FCC's ownership rules and any further changes the FCC or Congress may adopt. Recent actions by the FCC and the courts may significantly affect our business.

      The 1996 Act requires the FCC to review its remaining ownership rules biennially as part of its regulatory reform obligations to determine whether its various rules are still necessary. The first such biennial review concluded on June 20, 2000, with the FCC's issuance of a report retaining the 35% national television reach limitation and the limits on the number of radio stations a company may own in a given market. In its report, however, the FCC stated its intention to commence separate proceedings requesting specific comment on

- possible revisions to the manner in which the FCC counts stations for purposes of the local radio multiple ownership rule;

- the possible modification of the dual network rule to allow one of the four major national networks to merge with one of the newer networks; and

- whether the prohibition on common ownership of a daily newspaper and a radio or TV broadcast station in the same market should be "tailored" to cover "only those circumstances in which it is necessary to protect the public interest."

      The FCC has concluded its separate proceeding related to the dual network rule and has modified that rule to allow one of the four major networks to merge with one of the newer networks. It has also commenced its proceeding with respect to the newspaper/broadcast cross-ownership rule. In January 2001, the FCC completed its 2000 biennial review, making no additional relevant changes to its ownership rules.

      Pursuant to its determination in the initial biennial review, in December 2000 the FCC solicited public comment on a variety of possible changes in the methodology by which it defines a radio "market" and counts stations for purposes of determining compliance with the local radio ownership restrictions. Moreover, in the same proceeding, the FCC announced a policy of deferring, until the rulemaking is completed, certain pending and future radio sale applications which raise "concerns" about how the FCC counts the number of stations a company may own in a market. This deferral policy has delayed FCC approval of our acquisitions of four radio stations in two pending transactions, and may delay additional acquisitions for which we seek FCC approval in the near future.

      In November 2001, the FCC subsumed its pending market definition/station counting rulemaking into a larger, more comprehensive proceeding to review all aspects of the agency's local radio multiple ownership rules. In this proceeding the FCC has solicited comment on a wide range of issues, including, among other things, whether it may or should modify its local radio multiple ownership rules to address concerns of undue market concentration. The FCC has also requested comment on future regulatory treatment of radio LMAs and radio joint sales agreements ("JSAs"). Any new or modified rules adopted in this proceeding could limit our ability to make additional radio acquisitions in the future and could require us to terminate radio LMAs or JSAs that we currently have in effect. Additionally, as part of this proceeding, the FCC announced an interim policy and processing timetables with respect to pending radio acquisitions which it has delayed under its existing policy of "flagging" certain radio acquisitions for additional concentration review. Under this interim policy, in many cases the FCC's staff has requested the parties to provide additional information regarding the acquisition's effect on competition in the local radio market. We have been requested to provide and have submitted such information with respect to eleven of our pending radio purchase transactions. In any one of these cases the FCC may approve our acquisition based on the additional information submitted. Alternatively, the FCC may give us the option of undergoing an administrative hearing or awaiting the outcome of the pending rulemaking.

      Recent court developments may have an impact on the FCC's television ownership rules. In February 2002, the U.S. Court of Appeals for the D.C. Circuit issued a decision requiring the FCC to initiate further proceedings to justify its decision, as part of its initial biennial review, to retain the 35% national television reach limitation. In the same decision, the court also vacated the FCC's rule prohibiting common ownership of a television station and a cable television system in the same market. Additionally, the FCC's local television ownership rule is the subject of a pending court appeal. We cannot predict the impact of any of these developments on our business. Moreover, we cannot predict the impact of future biennial reviews or any other agency or legislative initiatives upon the FCC's broadcast rules. Further, the 1996 Act's relaxation of the FCC's ownership rules has increased the level of competition in many markets in which our stations are located.

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

      Equal Employment Opportunity. In April 1998, the U.S. Court of Appeals for the D.C. Circuit concluded that the affirmative action requirements of the FCC's Equal Employment Opportunity ("EEO") regulations were unconstitutional. The FCC adopted new EEO affirmative action rules in January 2000, but the same court of appeals struck down the new rules in January 2001. Accordingly, broadcasters are currently not subject to FCC-imposed EEO regulations other than the general obligation not to engage in employment discrimination based on race, color, religion, national origin or sex. In December 2001, however, the FCC solicited public comment on yet another set of new EEO affirmative action rules and policies that the agency believes would be constitutional. This proceeding is currently pending.

      Digital Audio Radio Service. The FCC has adopted spectrum allocation and service rules for satellite digital audio radio service. Satellite digital audio radio service systems can provide regional or nationwide distribution of radio programming with fidelity comparable to compact discs. The FCC has authorized two companies to launch and operate satellite digital audio radio service systems. Sirius Satellite Radio Inc. has launched three satellites and began commercial service in a few cities in February 2002. XM Radio has launched two satellites and is currently providing nationwide service. The FCC is currently considering what rules to impose on both licensees' operation of terrestrial repeaters that support their satellite services. The FCC also has undertaken an inquiry regarding rules for the terrestrial broadcast of digital radio signals, addressing, among other things, the need for spectrum outside the existing FM band and the role of existing broadcasters. A technical standard for the provision of terrestrial digital radio broadcasting has been developed and is currently before the FCC for approval. We cannot predict the impact of either satellite or terrestrial digital audio radio service on our business.

      Low Power FM Radio Service. In January 2000, the FCC created two new classes of noncommercial low power FM radio stations ("LPFM"). One class (LP100) will operate with a maximum power of 100 watts and a service radius of about 3.5 miles. The other class (LP10) will operate with a maximum power of 10 watts and a service radius of about 1 to 2 miles. In establishing the new LPFM service, the FCC said that its goal is to create a class of radio stations designed "to serve very localized communities or underrepresented groups within communities." The FCC has begun accepting applications for LPFM stations and has granted some of these applications. In December 2000, Congress passed the Radio Broadcasting Preservation Act of 2000. This legislation requires the FCC to maintain interference protection requirements between LPFM stations and full-power radio stations on third-adjacent channels. It also requires the FCC to conduct field tests to determine the impact of eliminating such requirements. We cannot predict the number of LPFM stations that eventually will be authorized to operate or the impact of such stations on our business.

      Other. The FCC has also adopted rules on children's television programming pursuant to the Children's Television Act of 1990 and rules requiring closed captioning and video description of television programming. The FCC has also taken steps to implement digital television broadcasting in the U.S. Furthermore, the 1996 Act contains a number of provisions related to television violence. We cannot predict the effect of the FCC's present rules or future actions on our television broadcasting operations.

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

      The foregoing is a brief summary of certain provisions of the Communications Act, the 1996 Act, and specific regulations and policies of the FCC thereunder. This description does not purport to be comprehensive and reference should be made to the Communications Act, the 1996 Act, the FCC's rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of broadcast stations. Proposals for additional or revised regulations and requirements are pending before and are being considered by Congress and federal regulatory agencies from time to time. Also, various of the foregoing matters are now, or may become, the subject of court litigation, and we cannot predict the outcome of any such litigation or its impact on our broadcasting business.

RISK FACTORS

We Have a Large Amount of Indebtedness

      We currently use a significant portion of our operating income for debt service. Our leverage could make us vulnerable to an increase in interest rates or a downturn in the operating performance of our radio broadcast, outdoor advertising or live entertainment properties or a decline in general economic conditions. At December 31, 2001, we had debt outstanding of approximately $9.5 billion and shareholders' equity of $29.7 billion. We expect to continue to borrow funds to finance acquisitions of radio broadcasting, outdoor advertising and live entertainment properties, as well as for other purposes.

      Such a large amount of indebtedness could have negative consequences for us, including without limitation:

      -  limitations on our ability to obtain financing in the future;

      - much of our cash flow will be dedicated to interest obligations and unavailable for other purposes;

      - the high level of indebtedness limits our flexibility to deal with changing economic, business and competitive conditions; and

      - the high level of indebtedness could make us more vulnerable to an increase in interest rates, a downturn in our operating performance or a decline in general economic conditions.

      The failure to comply with the covenants in the agreements governing the terms of our or our subsidiaries' indebtedness could be an event of default and could accelerate the payment obligations and, in some cases, could affect other obligations with cross-default and cross-acceleration provisions.

Our Business is Dependent Upon the Performance of Key Employees, On-Air Talent and Program Hosts

      Our business is dependent upon the performance of certain key employees. We employ or independently contract with several on-air personalities and hosts of syndicated radio programs with significant loyal audiences in their respective markets. Although we have entered into long-term agreements with some of our executive officers, key on-air talent and program hosts to protect their interests in those relationships, we can give no assurance that all or any of these key employees will remain with us or will retain their audiences. Competition for these individuals is intense and many of our key employees are at-will employees who are under no legal obligation to remain with us. Our competitors may choose to extend offers to any of these individuals on terms which we may be unwilling to meet. In addition, any or all of our key employees may decide to leave for a variety of personal or other reasons beyond our control. Furthermore, the popularity and audience loyalty of our key on-air talent and program hosts is highly sensitive to rapidly changing public tastes. A loss of such popularity or audience loyalty is beyond our control and could limit our ability to generate revenues.

Doing Business in Foreign Countries Creates Certain Risks Not Found in Doing Business in the United States

      Doing business in foreign countries carries with it certain risks that are not found in doing business in the United States. We currently derive a portion of our revenues from international radio broadcasting, outdoor advertising and live entertainment operations in countries around the world and a key element of our business strategy is to expand our international operations. The risks of doing business in foreign countries which could result in losses against which we are not insured include:

      -  exposure to local economic conditions;

      - potential adverse changes in the diplomatic relations of foreign countries with the United States;

      -  hostility from local populations;

      -  the adverse effect of currency exchange controls;

      -  restrictions on the withdrawal of foreign investment and earnings;

      -  government policies against businesses owned by foreigners;

      -  investment restrictions or requirements;

      -  expropriations of property;

      -  the potential instability of foreign governments;

      -  the risk of insurrections;

      - risks of renegotiation or modification of existing agreements with governmental authorities;

      -  foreign exchange restrictions;

      - withholding and other taxes on remittances and other payments by subsidiaries; and

      -  changes in taxation structure.

Exchange Rates May Cause Future Losses in Our International Operations

      Because we own assets overseas and derive revenues from our international operations, we may incur currency translation losses due to changes in the values of foreign currencies and in the value of the U.S. dollar. We cannot predict the effect of exchange rate fluctuations upon future operating results. We currently maintain no derivative instruments to reduce the exposure to translation or transaction risk.

Extensive Government Regulation May Limit Our Broadcasting Operations

      The federal government extensively regulates the domestic broadcasting industry, and any changes in the current regulatory scheme could significantly affect us. Our broadcasting businesses depend upon maintaining broadcasting licenses issued by the FCC for maximum terms of eight years. Renewals of broadcasting licenses can be attained only through the FCC's grant of appropriate applications. Although the FCC rarely denies a renewal application, the FCC could deny future renewal applications resulting in the loss of one or more of our broadcasting licenses.

      The federal communications laws limit the number of broadcasting properties we may own in a particular area. While the Telecommunications Act of 1996 relaxed the FCC's multiple ownership limits, any subsequent modifications that tighten those limits could make it impossible for us to complete potential acquisitions or require us to divest stations we have already acquired. For instance, the FCC has adopted modified rules that in some cases permit a company to own fewer radio stations than allowed by the Telecommunications Act of 1996 in markets or geographical areas where the company also owns television stations. These modified rules could require us to divest radio stations we currently own in markets or areas where we also own television stations.

      Moreover, changes in governmental regulations and policies may have a material impact on us. For example, we currently provide programming to several television stations we do not own and receive programming from other parties for certain television stations we do own. These programming arrangements are made through contracts known as local marketing agreements. The FCC has recently revised its rules and policies regarding television local marketing agreements. These revisions will restrict our ability to enter into television local marketing agreements in the future, and may eventually require us to terminate our programming arrangements under existing local marketing agreements. Additionally, the FCC has adopted rules which under certain circumstances subject previously nonattributable debt and equity interests in communications media to the FCC's multiple ownership restrictions. These rules may limit our ability to expand our media holdings. Also, the FCC has recently instituted a proceeding to consider a broad range of possible changes to its rules governing radio ownership in local markets. These possible changes may limit our ability to make future radio acquisitions, and may eventually require us to terminate existing agreements whereby we provide programming to or sell advertising on radio stations we do not own. Additionally, under an interim policy announced by the FCC in connection with its proceeding to modify the radio ownership rules, the FCC could designate for hearing or significantly delay approval of certain of our pending radio acquisitions which, in the FCC's view, raise local market concentration concerns.

Antitrust Regulations May Limit Our Acquisition Strategy

      Additional acquisitions by us of radio and television stations, outdoor advertising properties and live entertainment operations or entities may require antitrust review by federal antitrust agencies and may require review by foreign antitrust agencies under the antitrust laws of foreign jurisdictions. We can give no assurances that the Department of Justice or the Federal Trade Commission or foreign antitrust agencies will not seek to bar us from acquiring additional radio or television stations, outdoor advertising or entertainment properties in any market where we already have a significant position. Following passage of the Telecommunications Act of 1996, the DOJ has become more aggressive in reviewing proposed acquisitions of radio stations, particularly in instances where the proposed acquiror already owns one or more radio station properties in a particular market and seeks to acquire another radio station in the same market. The DOJ has, in some cases, obtained consent decrees requiring radio station divestitures in a particular market based on allegations that acquisitions would lead to unacceptable concentration levels. The DOJ also actively reviews proposed acquisitions of outdoor advertising properties. In addition, the antitrust laws of foreign jurisdictions will apply in we acquire international broadcasting properties.

Environmental, Health, Safety and Land Use Laws and Regulations May Limit or Restrict Some of Our Operations

      As the owner or operator of various real properties and facilities, especially in our outdoor advertising and live entertainment venue operations, we must comply with various foreign, federal, state and local environmental, health, safety and land use laws and regulations. We and our properties are subject to such laws and regulations relating to the use, storage, disposal, emission and release of hazardous and non-hazardous substances and employee health and safety, as well as zoning and noise level restrictions which may affect, among other things, the hours of operations of our live entertainment venues. Historically, we have not incurred significant expenditures to comply with these laws. However, additional laws which may be passed in the future, or a finding of a violation of or liability under existing laws, could require us to make significant expenditures and otherwise limit or restrict some of our operations.

Government Regulation of Outdoor Advertising May Restrict Our Outdoor Advertising Operations

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

      In addition, we are unable to predict what additional regulations may be imposed on outdoor advertising in the future. The outdoor advertising industry is heavily regulated and at various times and in various markets can be expected to be subject to varying degrees of regulatory pressure affecting the operation of advertising displays. Legislation regulating the content of billboard advertisements and additional billboard restrictions has been introduced in Congress from time to time in the past. Changes in laws and regulations affecting outdoor advertising at any level of government, including laws of the foreign jurisdictions in which we operate, could have a significant financial impact on us by requiring us to make significant expenditures or otherwise limiting or restricting some of our operations

Changes in Restrictions on Outdoor Tobacco and Alcohol Advertising May Pose
Risks

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

Our Acquisition Strategy Could Pose Risks

      We intend to grow through the acquisition of media-related assets and other assets or businesses that we believe will assist our customers in marketing their products and services. Our acquisition strategy involves numerous risks, including:

      - certain of our acquisitions may prove unprofitable and fail to generate anticipated cash flows;

      - to successfully manage a rapidly expanding and significantly larger portfolio of broadcasting, outdoor advertising, entertainment and other properties, we may need to:

           >> recruit additional senior management as we cannot be assured that senior management of acquired companies will continue to work for us and, in this highly competitive labor market, we cannot be certain that any of our recruiting efforts will succeed, and

           >> expand corporate infrastructure to facilitate the integration of our operations with those of acquired properties, because failure to do so may cause us to lose the benefits of any expansion that we decide to undertake by leading to disruptions in our ongoing businesses or by distracting our management;

      - entry into markets and geographic areas where we have limited or no experience;

      - we may encounter difficulties in the integration of operations and systems;

      - our management's attention may be diverted from other business concerns; and

      -    we may lose key employees of acquired companies or stations.

      We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue additional acquisitions and may decide to dispose of certain businesses. These acquisitions or dispositions could be material.

Capital Requirements Necessary to Implement Our Acquisition Strategy Could Pose Risks

      We face stiff competition from other broadcasting, outdoor advertising and live entertainment companies for acquisition opportunities. If the prices sought by sellers of these companies continue to rise, we may find fewer acceptable acquisition opportunities. In addition, the purchase price of possible acquisitions could require additional debt or equity financing on our part. Since the terms and availability of this financing depends to a large degree upon general economic conditions and third parties over which we have no control, we can give no assurance that we will obtain the needed financing or that we will obtain such financing on attractive terms. In addition, our ability to obtain financing depends on a number of other factors, many of which are also beyond our control, such as interest rates and national and local business conditions. If the cost of obtaining needed financing is too high or the terms of such financing are otherwise unacceptable in relation to the acquisition opportunity we are presented with, we may decide to forego that opportunity. Additional indebtedness could increase our leverage and make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures. Additional equity financing could result in dilution to our shareholders.

We Face Intense Competition in the Broadcasting, Outdoor Advertising and Live Entertainment Industries

      Our business segments are in highly competitive industries, and we may not be able to maintain or increase our current audience ratings and advertising and sales revenues. Our radio stations and outdoor advertising properties compete for audiences and advertising revenues with other radio stations and outdoor advertising companies, as well as with other media, such as newspapers, magazines, cable television, and direct mail, within their respective markets. Audience ratings and market shares are subject to change, which could have the effect of reducing our revenues in that market. Our live entertainment operations compete with other venues to serve artists likely to perform in that general region and, in the markets in which we promote musical concerts, we face competition from promoters, as well as from certain artists who promote their own concerts. These competitors may engage in more extensive development efforts, undertake more far reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential customers or artists. Our competitors may develop services, advertising mediums or entertainment venues that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. It is possible that new competitors may emerge and rapidly acquire significant market share in any of our business segments. Other variables that could adversely affect our financial performance by, among other things, leading to decreases in overall revenues, the number of advertising customers, advertising fees, ticket prices or profit margins include:

      - unfavorable economic conditions, both general and relative to the radio broadcasting, outdoor advertising and live entertainment industries, which may cause companies to reduce their expenditures on advertising or corporate sponsorship or reduce the number of persons willing to attend live entertainment events;

      - unfavorable shifts in population and other demographics which may cause us to lose advertising customers and audience as people migrate to markets where we have a smaller presence, or which may cause advertisers to be willing to pay less in advertising fees if the general population shifts into a less desirable age or geographical demographic from an advertising perspective;

      - an increased level of competition for advertising dollars, which may lead to lower advertising rates as we attempt to retain customers or which may cause us to lose customers to our competitors who offer lower rates that we are unable or unwilling to match;

      - unfavorable fluctuations in operating costs which we may be unwilling or unable to pass through to our customers;

      - technological changes and innovations that we are unable to adopt or are late in adopting that offer more attractive advertising or entertainment alternatives than what we currently offer, which may lead to a loss of advertising customers or ticket sales, or to lower advertising rates or ticket prices;

      - unfavorable changes in labor conditions which may require us to spend more to retain and attract key employees; and

      - changes in governmental regulations and policies and actions of federal regulatory bodies which could restrict the advertising mediums which we employ or restrict some or all of our customers that operate in regulated areas from using certain advertising mediums, or from advertising at all, or which may restrict the operation of live entertainment events.

New Technologies May Affect Our Broadcasting Operations

      The FCC is considering ways to introduce new technologies to the broadcasting industry, including satellite and terrestrial delivery of digital audio broadcasting and the standardization of available technologies which significantly enhance the sound quality of radio broadcasts. We are unable to predict the effect such technologies will have on our broadcasting operations, but the capital expenditures necessary to implement such technologies could be substantial and other companies employing such technologies could compete with our businesses. We also face risks in implementing the conversion of our television stations to digital television, which the FCC has ordered and for which it has established a timetable. We will incur considerable expense in the conversion to digital television and are unable to predict the extent or timing of consumer demand for any such digital television services. Moreover, the FCC may impose additional public service obligations on television broadcasters in return for their use of the digital television spectrum. This could add to our operational costs. One issue yet to be resolved is the extent to which cable systems will be required to carry broadcasters' new digital channels. Our television stations are highly dependent on their carriage by cable systems in the areas they serve. Thus, FCC rules that impose no or limited obligations on cable systems to carry the digital television signals of television broadcast stations in their local markets could require us to make significant expenditures to arrange for carriage by cable systems of our television stations or result in some of our television stations not being carried on cable systems.

Our Live Entertainment Business is Highly Sensitive to Public Tastes and Dependent on Our Ability to Secure Popular Artists, Live Entertainment Events and Venues

      Our ability to generate revenues through our live entertainment operations is highly sensitive to rapidly changing public tastes and dependent on the availability of popular performers and events. Since we rely on unrelated parties to create and perform live entertainment content, any lack of availability of popular musical artists, touring Broadway shows, specialized motor sports talent and other performers could limit our ability to generate revenues. In addition, we require access to venues to generate revenues from live entertainment events. We operate a number of our live entertainment venues under leasing or booking agreements. Our long-term success in the live entertainment business will depend in part on our ability to renew these agreements when they expire or end. As many of these agreements are with third parties over which we have little or no control, we may be unable to renew these agreements on acceptable terms or at all, and may be unable to obtain favorable agreements with new venues. Our ability to renew these agreements or obtain new agreements on favorable terms depends on a number of other factors, many of which are also beyond our control, such as national and local business conditions. If the cost of renewing these agreements is too high or the terms of any new agreement with a new venue are unacceptable or incompatible with our existing operations, we may decide to forego these opportunities. In addition, our competitors may offer more favorable terms than we do in order to obtain agreements for new venues.

Caution Concerning Forward Looking Statements

      The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Except for the historical information, this report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including the future levels of cash flow from operations. Management believes that all statements that express expectations and projections with respect to future matters, including the strategic fit of radio assets; expansion of market share; our ability to capitalize on synergies between the live entertainment and radio broadcasting businesses; our ability to negotiate contracts having more favorable terms; and the availability of capital resources; are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our financial performance. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass.

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

ITEM 2.  PROPERTIES

CORPORATE
      Our corporate headquarters is in San Antonio, Texas, primarily housed in our company owned 55,000 square foot corporate office building. We also own an 8,000 square foot data center and lease approximately 45,000 square feet of office space in San Antonio with the leases expiring in December 2002. In addition, we are currently constructing a 120,000 square foot building that will serve as our data and administrative service center. We expect this building to be completed prior to the December 2002 expiration of our current leases.

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

      Live Entertainment

      The international headquarters of our live entertainment operations is in 115,291 square feet of leased office space in New York City, New York. The lease on this premise expires in September 2020. Several members of the live entertainment senior management team as well as other live entertainment operations are located in 100,227 square feet of leased office space in Houston, Texas. The lease on this premise expires in March 2009. The types of properties required to support each of our live entertainment operations include offices and venues. Our live entertainment venues generally include offices and are located in major metropolitan areas.

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

      As noted in Item 1 above, as of December 31, 2001, we own or program 1,165 radio stations, own or lease 730,039 outdoor advertising display faces and own or operate 96 entertainment venues in various markets throughout the world. See "Business -- Operating Segments." Therefore, no one property is material to our overall operations. We believe that our properties are in good condition and suitable for our operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of security holders in the fourth quarter of fiscal year 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock trades on the New York Stock Exchange under the symbol "CCU." There were approximately 3,388 shareholders of record as of March 8, 2002. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table sets forth, for the calendar quarters indicated, the reported high and low sales prices of the common stock as reported on the NYSE.

                                                                          Clear Channel
                                                                          Common Stock
                                                                          -------------
                                                                           Market Price
                                                                           ------------
                                                                          High       Low
                                                                          ----       ---
       2000
         First Quarter........................................          $95.50     $60.00
         Second Quarter.......................................           83.00      62.06
         Third Quarter........................................           85.81      54.75
         Fourth Quarter.......................................           61.00      43.88
       2001
         First Quarter........................................           68.08      47.25
         Second Quarter.......................................           65.60      50.12
         Third Quarter........................................           64.15      35.20
         Fourth Quarter.......................................           51.60      36.99

DIVIDEND POLICY

      Presently, we expect to retain our earnings for the development and expansion of our business and do not anticipate paying cash dividends in 2002. The terms of our current credit facilities do not prohibit us from paying cash dividends unless we are in default under our credit facilities either prior to or after giving effect to any proposed dividend. However, any future decision by our Board of Directors to pay cash dividends will depend on, among other factors, our earnings, financial position, and capital requirements.

ITEM 6.  SELECTED FINANCIAL DATA

(In thousands, except per share data)
                                                      As of and for the Years ended December 31, (1)
                                                      ----------------------------------------------
                                              2001            2000           1999            1998         1997
                                              ----            ----           ----            ----         ----
RESULTS OF OPERATIONS INFORMATION:

Revenue                                   $ 7,970,003     $ 5,345,306    $ 2,678,160    $1,350,940     $  697,068
Operating Expenses:
  Divisional operating expenses             5,866,706       3,480,706      1,632,115       767,265        394,404
  Non-cash compensation expense                17,077          16,032             --            --            --
  Depreciation and amortization             2,562,480       1,401,063        722,233       304,972        114,207
  Corporate expenses                          187,434         142,627         70,146        37,825         20,883
                                          -----------     -----------    -----------    ----------     ----------
Operating income (loss)                      (663,694)        304,878        253,666       240,878        167,574
Interest expense                              560,077         383,104        179,404       135,766         75,076
Gain (loss) on sale of assets
    related to mergers                       (213,706)        783,743        138,659            --             --
Gain (loss) on marketable securities           25,820          (5,369)        22,930        39,221         10,019
Equity in earnings of
    nonconsolidated affiliates                 10,393          25,155         18,183        10,305          9,132
Other income (expense) - net                  152,267         (11,764)       (15,638)      (26,411)         1,560
                                          -----------     -----------    -----------    ----------     ----------
Income before income taxes and
    extraordinary item                     (1,248,997)        713,539        238,396       128,227        113,209
Income tax benefit (expense)                  104,971        (464,731)      (152,741)      (74,196)       (49,633)
                                          -----------     -----------    -----------    ----------     ----------
Income before extraordinary item           (1,144,026)        248,808         85,655        54,031         63,576
Extraordinary item                                 --              --        (13,185)           --             --
                                          -----------     -----------    -----------    ----------     ----------
Net income (loss)                         $(1,144,026)    $   248,808    $    72,470    $   54,031     $   63,576
                                          ===========     ===========    ===========    ==========     ==========

Net income(loss) per common share(2)
    Basic:
     Income (loss) before
       extraordinary item                 $     (1.93)    $       .59    $       .27    $      .23     $      .36
     Extraordinary item                            --              --           (.04)           --             --
                                          -----------     -----------    -----------    ----------     ----------
     Net income (loss)                    $     (1.93)    $       .59    $       .23    $      .23     $      .36
                                          ===========     ===========    ===========    ==========     ==========

    Diluted:
     Income (loss) before
       extraordinary item                 $     (1.93)    $       .57    $       .26    $      .22     $      .33
     Extraordinary item                            --              --           (.04)           --             --
                                          -----------     -----------    -----------    ----------     ----------
     Net income (loss)                    $     (1.93)    $       .57    $       .22    $      .22     $      .33
                                          ===========     ===========    ===========    ==========     ==========

Cash dividends per share                  $        --     $        --    $        --    $       --     $       --
                                          ===========     ===========    ===========    ==========     ==========

BALANCE SHEET DATA:
Current assets                            $ 1,941,299     $ 2,343,217    $   925,109    $  409,960     $  210,742
Property, plant and equipment - net         3,956,749       4,255,234      2,478,124     1,915,787        746,284
Total assets                               47,603,142      50,056,461     16,821,512     7,539,918      3,455,637
Current liabilities                         2,959,857       2,128,550        685,515       258,144         86,852
Long-term debt, net of current maturities   7,967,713      10,597,082      4,584,352     2,323,643      1,540,421
Shareholders' equity                       29,736,063      30,347,173     10,084,037     4,483,429      1,746,784

(1) Acquisitions and dispositions significantly impact the comparability of the historical consolidated financial data reflected in this schedule of Selected Financial Data.

(2) All per share amounts have been adjusted to reflect the two-for-one stock split effected in July 1998.

      The Selected Financial Data should be read in conjunction with Management's Discussion and Analysis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                    OVERVIEW

      Management's discussion and analysis of the results of operation and financial condition of Clear Channel Communications, Inc. and its subsidiaries should be read in conjunction with the Consolidated Financial Statements and related Footnotes. The discussion is presented on both a consolidated and segment basis. Our reportable operating segments are: RADIO BROADCASTING which includes all domestic and international radio assets and radio networks; OUTDOOR ADVERTISING which includes domestic and international billboards, transit displays, street furniture and other outdoor advertising media; and LIVE ENTERTAINMENT which includes live music, theatrical, family entertainment and motor sports events. Included in the "other" segment is television broadcasting, sports representation, and our media representation business, Katz Media.

                              RESULTS OF OPERATIONS

      We evaluate the operating performance of our businesses using several measures, one of them being EBITDA as Adjusted (defined as revenue less divisional operating and corporate expenses). EBITDA as Adjusted eliminates the uneven effect across our business segments, as well as in comparison to other companies, of considerable amounts of non-cash depreciation and amortization recognized in business combinations accounted for under the purchase method. We have used the purchase method of accounting for all mergers and acquisitions in the history of our company. Non-cash depreciation and amortization is significant due to the consolidation in our industry. While we and many in the financial community consider EBITDA as Adjusted to be an important measure of operating performance, it should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with generally accepted accounting principles such as operating income and net income. In addition, our definition of EBITDA as Adjusted is not necessarily comparable to similarly titled measures reported by other companies.

      We measure the performance of our operating segments and managers based on a pro forma measurement that includes adjustments to the prior period for all current and prior year acquisitions. Adjustments are made to the prior period to include the operating results of the acquisition for the corresponding period of time that the acquisition was owned in the current period. In addition, results of operations from divested assets are excluded from all periods presented. We believe pro forma is the best measure of our operating performance as it includes the performance of assets for the period of time we managed the assets.

      Pro forma is compared in constant U.S. dollars (i.e. a currency exchange adjustment is made to the 2001 actual results to present foreign revenues and expenses in 2000 dollars) allowing for comparison of operations independent of foreign exchange movements.

      The following tables set forth our consolidated and segment results of operations on both a reported and a pro forma basis.

FISCAL YEAR 2001 COMPARED TO FISCAL YEAR 2000
CONSOLIDATED
(In thousands)

Reported Basis:                                               Years Ended December 31,
                                                              -----------------------        % Change
                                                              2001              2000       2001 v. 2000
                                                              ----              ----       ------------
Revenue                                                    $ 7,970,003      $ 5,345,306         49%
Divisional Operating Expenses                                5,866,706        3,480,706         69%
Corporate Expenses                                             187,434          142,627         31%
                                                            ----------       ----------
EBITDA as Adjusted *                                         1,915,863        1,721,973         11%
                                                            ----------       ----------

Reconciliation to net income (loss):
  Non-cash compensation expense                                 17,077           16,032
  Depreciation and amortization                              2,562,480        1,401,063
  Interest expense                                             560,077          383,104
  Gain (loss) on sale of assets related to mergers            (213,706)         783,743
  Gain (loss) on marketable securities                          25,820           (5,369)
  Equity in earnings of nonconsolidated affiliates              10,393           25,155
  Other income (expense) - net                                 152,267          (11,764)
  Income tax benefit (expense)                                 104,971         (464,731)
                                                            ----------       ----------
Net income (loss)                                          $(1,144,026)     $   248,808
                                                           ===========      ===========

Other Data:
  Cash Flow from Operating Activities                      $   609,587      $   755,085
                                                           -----------      -----------
  Cash Flow from Investing Activities                      $    90,274      $(1,755,654)
                                                           -----------      -----------
  Cash Flow from Financing Activities                      $  (741,955)     $ 1,120,683
                                                           -----------      -----------

* See page 35 for cautionary disclosure

Pro Forma Basis:                                             Years Ended December 31,
                                                             ------------------------           % Change
                                                              2001              2000          2001 v. 2000
                                                              ----              ----          ------------
Revenue                                                    $ 8,015,403      $ 8,440,122          (5)%
Divisional Operating Expenses                                5,902,405        5,735,156           3%

RECONCILIATION OF REPORTED BASIS TO PRO FORMA BASIS
(In thousands)

                                                             Years Ended December 31,
                                                             ------------------------
                                                              2001             2000
                                                              ----             ----
Reported Revenue                                           $ 7,970,003      $ 5,345,306
  Acquisitions                                                      --        3,186,693
  Divestitures                                                  (6,146)         (91,877)
  Foreign Exchange adjustments                                  51,546               --
                                                           -----------      -----------
Pro Forma Revenue                                          $ 8,015,403      $ 8,440,122
                                                           -----------      -----------

Reported Divisional Operating Expenses                     $ 5,866,706      $ 3,480,706
  Acquisitions                                                      --        2,297,219
  Divestitures                                                  (6,140)         (42,769)
  Foreign Exchange adjustments                                  41,839               --
                                                           -----------      -----------
Pro Forma Divisional Operating Expenses                    $ 5,902,405      $ 5,735,156
                                                           -----------      -----------

      On a reported basis, revenue and divisional operating expenses increased primarily due to our 2000 acquisitions. Included in our fiscal year 2001 reported basis amounts are the revenues and divisional operating expenses for a twelve-month period from our 2000 acquisitions, the most significant being SFX Entertainment, Inc., acquired August 1, 2000, AMFM Inc. acquired on August 30, 2000, and Donrey Media Group acquired on September 1, 2000. Our SFX acquisition, valued at approximately $4.4 billion entered us into the live entertainment industry. This acquisition accounts for approximately $1.6 billion of the total $2.6 billion increase in reported revenue for fiscal year 2001 as compared to fiscal year 2000. Our AMFM acquisition, valued at $19.4 billion dramatically increased our ownership of radio stations. This acquisition accounts for approximately $1.2 billion of the total $2.6 billion increase in reported revenue for fiscal year 2001 as compared to fiscal year 2000. The increase in reported revenue related to our less significant 2000 and 2001 acquisitions as well as the increase related to SFX and AMFM were offset due to reasons discussed below in our pro forma presentation. Our SFX and AMFM acquisitions account for approximately $1.5 billion and $728.2 million, respectively of the total $2.4 billion increase in reported divisional operating expenses. In addition to this increase, reported divisional operating expenses increased due to our less significant 2000 and 2001 acquisitions as well as the reasons discussed below in our pro forma presentation.

      Pro forma revenue decreased $424.7 million or 5% in fiscal year 2001 due to an overall softening of the advertising industry, especially as compared to the strong advertising environment during the majority of 2000. During 2001, advertising rates were lower in our radio and outdoor business related to the decreased inventory demand within the advertising industry. As the advertising environment softens, advertising rates decline and inventory demands weaken. Although the decrease in pro forma revenue was apparent in most markets, of the $424.7 million decline, our top 25 domestic radio and outdoor markets accounted for approximately $296.0 million, or 70% of the total decline. The decline in pro forma revenue within these markets was predominately due to the decline in national advertising during fiscal year 2001 as compared to fiscal year 2000. Similarly, our radio network revenue, which is primarily national sales, declined approximately $45.1 million, or 11% of the total decline during 2001 as compared to 2000, again directly related to the decline in the overall economy. The decline in pro forma revenue was partially offset by an $84.4 million increase in pro forma revenue within our live entertainment division. During 2001, we changed the mix of live music events within this division to include approximately 48% more stadium and arena events as compared to the prior year. Stadium and arenas are generally larger venues that allow for more ticket sales related to the increased seating capacity.

      Although pro forma revenue decreased 5%, pro forma divisional operating expenses increased $167.2 million, or 3% in fiscal year 2001. This increase was partially due to the increase of selling costs and artist payments related to our change in the mix of live music events within the entertainment division as compared to fiscal year 2000. In addition, pro forma divisional operating expenses increased in our other segments relating to the reorganization of these business units as well as other expenses during the quarter ended December 31, 2001. These reorganizational expenses included severance, hiring costs, expenses associated with the shutdown of business units, certain contracts cost, as well as additional non-cash promotion expenses, totaling approximately $80.0 million. The additional $80.0 million of divisional operating expenses is comprised of approximately $50.6 million of expenses associated with reorganization, restructuring, severance costs, and other miscellaneous items, with severance payments being the most significant component of the total. The remaining $29.4 million relates to divisional operating expenses associated with incremental costs under certain airport and transit panel contracts within our outdoor division as well as additional non-cash promotion expenses within our radio division. Divisional operating expenses also increased during 2001 within the outdoor division related to new contract payments, and within our other segment associated with increases in television contract payments. These increases in pro forma divisional operating expenses were partially offset by the reduction in selling costs associated with the decline in pro forma revenue in 2001.

      Also, as discussed below, the terrorist attacks on September 11, 2001 negatively impacted the overall operating results for the later part of fiscal year 2001 as compared to the later part of fiscal year 2000.

      Corporate expenses increased $44.8 million on a reported basis primarily due to $36.3 million of additional expense directly related to additional corporate employees obtained in our acquisitions. In addition, corporate expenses increased due to the additional corporate employees hired subsequent to our acquisitions to accommodate for the growth of the company. As a result of our acquisitions, we increased corporate head count throughout 2001 to 700 employees as compared to 350 employees at the end of fiscal year 2000.

Other Income and Expense Information

      Non-cash compensation expense of $17.1 million and $16.0 million was recorded in fiscal year 2001 and 2000, respectively. This expense is primarily due to unvested stock options assumed in mergers that are now convertible into Clear Channel stock. To the extent that these employees' options continue to vest, we recognize non-cash compensation expense over the remaining vesting period. Vesting dates range from January 2002 to April 2005. If no employees forfeit their unvested options by leaving the company, we expect to recognize non-cash compensation expense of approximately $9.0 million during the remaining vesting period.

      Depreciation and amortization expense increased from $1.4 billion in 2000 to $2.6 billion in 2001, an 83% increase. The increase is due primarily to the inclusion of a full year of depreciation and amortization associated with the AMFM and SFX acquisitions, which resulted in additional depreciation and amortization in aggregate of approximately $875.0 million in 2001 as compared to 2000. In addition to the increase relating to recent acquisitions, depreciation expense includes $170.0 million of impairment charges related primarily to the identification of duplicative and excess assets no longer necessary in our ongoing operations. The majority of the impaired assets identified resulted from the continuing integration of recent acquisitions, as well as analog television equipment, and an impairment of an operating contract.

      Interest expense was $560.1 million and $383.1 million in 2001 and 2000, respectively, an increase of $177.0 million, or 46% percent. The increase was due to the overall increase in average amount of debt outstanding, partially offset by the decrease in LIBOR rates. Approximately 36% and 50% of our debt was variable-rate debt that bears interest based upon LIBOR at December 31, 2001 and 2000, respectively. The 1-Month LIBOR rates decreased from 6.57% at December 31, 2000 to 1.87% at December 31, 2001.

      The loss on sale of assets related to mergers in 2001 was $213.7 million as compared to a gain of $783.7 million in 2000. The loss on sale of assets related to mergers in 2001 is primarily due to a loss of $235.0 million related to the sale of 24.9 million shares of Lamar Advertising Company acquired in the AMFM merger, and a net loss of $11.6 million related to write-downs of other investments acquired in mergers. This loss was partially offset by a gain of $32.9 million realized on the sale of five stations in connection with governmental directives regarding the AMFM merger. The gain on sale of assets related to mergers of $783.7 million in 2000 is primarily due to the sale of 39 stations in connection with governmental directives regarding the AMFM merger, which realized a gain of $805.2 million. This gain for 2000 was partially offset by a loss of $5.8 million related to the sale of
1.3 million shares of Lamar Advertising Company that we acquired in the AMFM merger; and a net loss of $15.7 million related to write-downs of investments acquired in mergers.

      The gain on marketable securities is primarily related to the reclassification of 2.0 million shares of American Tower Corporation to a trading security under Financial Accounting Standards No. 115 Accounting for Certain Investments in Debt and Equity Securities and Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities. On January 1, 2001, the shares were transferred to a trading classification at their fair market value of $76.2 million and an unrealized pretax holding gain of $69.7 million was recognized. During the year ended December 31, 2001, we entered into two secured forward exchange contracts that monetized part of our investment in American Tower. The fair value adjustment of the American Tower trading shares and the secured forward exchange contract netted a gain of $11.7 million during 2001. In addition, during 2001, a loss of $55.6 million was recognized related to impairments of other investments that had declines in their market values that were considered to be other-than-temporary.

      Equity in earnings of nonconsolidated affiliates for the year ended December 31, 2001 was $10.4 million as compared to $25.2 million for the same period of 2000. The decrease was due to declining operating results primarily in our radio broadcasting equity investments.

      For the year ended December 31, 2001 and 2000, other income (expense) - net was an income of $152.3 million and an expense of $11.8 million, respectively. The additional income recognized in 2001 related primarily to a $168.0 million gain on a non-cash, tax-free exchange of the assets of one television station for the assets of two television stations.

      Income taxes for the year ended December 31, 2001 and 2000 were provided at the federal and state statutory rates plus permanent differences. The effective rates in all periods presented have been adversely impacted by permanent differences, primarily amortization of intangibles that is not deductible for tax purposes.

The September 11, 2001 Terrorist Attacks

      We have been adversely affected by the events of September 11, 2001, in New York, Washington, D.C., and Pennsylvania, as well as by the actions taken by the United States in response to such events. As a result of expanded news coverage following the attacks and subsequent military action, we experienced a loss in advertising revenues and increased incremental operating expenses. The events of September 11 have further depressed economic activity in the United States and globally, including the markets in which we operate.

RADIO BROADCASTING
(In thousands)

As Reported Basis:
------------------

                                                            Years Ended December 31,
                                                            ------------------------           % Change
                                                              2001              2000          2001 v. 2000
                                                              ----              ----          ------------
Revenue                                                    $ 3,455,553      $ 2,431,544           42%
Divisional Operating Expenses                                2,104,719        1,385,848           52%
                                                           -----------       ----------
EBITDA as Adjusted *                                       $ 1,350,834      $ 1,045,696           29%
                                                           -----------      -----------

* See page 35 for cautionary disclosure

Pro Forma Basis:
----------------

                                                              Years Ended December 31,
                                                              ------------------------          % Change
                                                              2001              2000          2001 v. 2000
                                                              ----              ----          ------------
Revenue                                                    $ 3,455,553      $ 3,764,754           (8)%
Divisional Operating Expenses                                2,104,719        2,107,681            0%

RECONCILIATION OF REPORTED BASIS TO PRO FORMA BASIS
(In thousands)

                                                             Years Ended December 31,
                                                             ------------------------
                                                               2001             2000
                                                               ----             ----
Reported Revenue                                           $ 3,455,553      $ 2,431,544
  Acquisitions                                                      --        1,398,995
  Divestitures                                                      --          (65,785)
                                                           -----------      -----------
Pro Forma Revenue                                          $ 3,455,553      $ 3,764,754
                                                           -----------      -----------

Reported Divisional Operating Expenses                     $ 2,104,719        1,385,848
  Acquisitions                                                      --          748,405
  Divestitures                                                      --          (26,572)
                                                           -----------      -----------
Pro Forma Divisional Operating Expenses                    $ 2,104,719      $ 2,107,681
                                                           -----------      -----------

      Revenues and divisional operating expenses increased on a reported basis $1.0 billion and $718.9 million, respectively primarily due to our acquisitions completed during 2000. Included in our 2001 reported amounts are a full year of revenues and divisional operating expenses from our acquisition of AMFM in August 2000. The approximately $1.2 billion increase in reported revenue related to our AMFM acquisition as well as our other less significant 2000 and 2001 acquisitions were offset by declines in revenue discussed below in our pro forma presentation. The approximately $728.2 million increase in reported divisional operating expense related to our AMFM acquisition as well as increases related to our less significant 2000 and 2001 acquisitions were offset by reasons discussed below in our pro forma presentation.

      On a pro forma basis, revenue for year ended December 31, 2001 decreased $309.2 million, or 8% due to weak economic conditions in 2001 as compared to the overall strength of the U.S. economy and the increase in advertising spending due to the rapid growth of the Internet industry during 2000. Although the decrease in pro forma revenue was apparent in most markets, of the $309.2 million decline, our top 25 radio markets accounted for approximately $212.0 million, or 69% of the total decline. The decline in pro forma revenue within these markets was predominately due to the decline in national advertising during 2001 as compared to 2000. In addition, our radio network revenue declined $45.1 million, or 15% of the total decline during 2001 as compared to 2000, again directly related to the decline in the overall economy.

      On a pro forma basis, 2001 divisional operating expenses were relatively flat as compared to 2000. Although divisional operating expenses decreased related to the decrease in sales costs associated with the decline in revenue, these decreases were offset by increases in expenses associated with the reorganization of our radio workforce. During 2001, we hired a significant number of new sales and marketing people in an effort to create more demand on our advertising inventory and paid severance to other terminated employees.

OUTDOOR ADVERTISING
(In thousands)

As Reported Basis:                                           Years Ended December 31,
                                                             ------------------------           % Change
                                                               2001             2000          2001 v. 2000
                                                               ----             ----          ------------
Revenue                                                    $ 1,748,031      $ 1,729,438            1%
Divisional Operating Expenses                                1,220,681        1,078,540           13%
                                                           -----------      -----------
EBITDA as Adjusted *                                       $   527,350      $   650,898          (19)%
                                                           -----------      -----------

* See page 35 for cautionary disclosure

Pro Forma Basis:                                             Years Ended December 31,
----------------                                             ------------------------           % Change
                                                               2001             2000           2001 v. 2000
                                                               ----             ----           ------------
Revenue                                                    $ 1,781,173      $ 1,911,515           (7)%
Divisional Operating Expenses                                1,246,795        1,208,039            3%

RECONCILIATION OF REPORTED BASIS TO PRO FORMA BASIS
(In thousands)

                                                             Years Ended December 31,
                                                             ------------------------
                                                              2001              2000
                                                              ----              ----
Reported Revenue                                           $ 1,748,031      $ 1,729,438
  Acquisitions                                                      --          186,358
  Divestitures                                                      --           (4,281)
  Foreign Exchange adjustments                                  33,142               --
                                                           -----------      -----------
Pro Forma Revenue                                          $ 1,781,173      $ 1,911,515
                                                           -----------      -----------

Reported Divisional Operating Expenses                     $ 1,220,681        1,078,540
  Acquisitions                                                      --          133,459
  Divestitures                                                      --           (3,960)
  Foreign Exchange adjustments                                  26,114               --
                                                           -----------      -----------
Pro Forma Divisional Operating Expenses                    $ 1,246,795      $ 1,208,039
                                                           -----------      -----------

      Revenues and divisional operating expenses increased for the year ended December 31, 2001 as compared to 2000 on a reported basis due to our acquisitions completed during 2000. Included in the year ended December 31, 2001 reported basis amounts are a full year of revenues and divisional operating expenses from our acquisition of Donrey in September 2000, which was valued at $372.6 million, as well as other less significant acquisitions. Other reasons for the change in reported revenue and divisional operating expenses are discussed below in our pro forma presentation.

      On a pro forma basis, revenues decreased $130.3 million, or 7% during the year ended December 31, 2001 as compared to 2000 as a result of the downturn in the economic environment during 2001, primarily in our domestic markets. On average, our domestic advertising rate declined approximately 7% in 2001 as compared to 2000. Although the decrease in pro forma revenue was apparent in all markets, of the $130.3 million decline, our top 25 domestic outdoor markets accounted for approximately $84.0 million, or 64% of the total decline. The decline in pro forma revenue within these markets was predominately due to the decline in national advertising during 2001 as compared to 2000.

      Although pro forma revenue declined, pro forma divisional operating expenses increased $38.8 million, or 3% during the year ended December 31, 2001 primarily due to increased expenses associated with the expansion of operations of recently acquired assets and contracts, as well as approximately $20.8 million of additional costs relating to the reorganization of the division as well as other costs during the quarter ended December 31, 2001.

LIVE ENTERTAINMENT
(In thousands)

As Reported Basis:                                           Years Ended December 31,
------------------                                           -------------------------          % Change
                                                               2001              2000          2001 v. 2000
                                                               ----              ----          ------------
Revenue                                                    $ 2,477,640        $ 952,025            **
Divisional Operating Expenses                                2,327,109          878,553            **
                                                           -----------        ---------
EBITDA as Adjusted *                                       $   150,531        $  73,472            **
                                                           -----------        ---------

*  See page 35 for cautionary disclosure
** Not Meaningful

Pro Forma Basis:                                             Years Ended December 31,
----------------                                            -------------------------            % Change
                                                               2001              2000          2001 v. 2000
                                                               ----              ----          ------------

Revenue                                                    $ 2,496,044      $ 2,411,594            4%
Divisional Operating Expenses                                2,342,834        2,218,021            6%

RECONCILIATION OF REPORTED BASIS TO PRO FORMA BASIS
(In thousands)

                                                             Years Ended December 31,
                                                             ------------------------
                                                              2001              2000
                                                              ----              ----
Reported Revenue                                           $ 2,477,640      $   952,025
  Acquisitions                                                      --        1,459,569
  Divestitures                                                      --               --
  Foreign Exchange adjustments                                  18,404               --
                                                           -----------      -----------
Pro Forma Revenue                                          $ 2,496,044      $ 2,411,594
                                                           -----------      -----------

Reported Divisional Operating Expenses                     $ 2,327,109          878,553
  Acquisitions                                                      --        1,339,468
  Divestitures                                                      --               --
  Foreign Exchange adjustments                                  15,725               --
                                                           -----------      -----------
Pro Forma Divisional Operating Expenses                    $ 2,342,834      $ 2,218,021
                                                           -----------      -----------

      We entered the live entertainment business with our acquisition of SFX in August 2000. Therefore, the increase in reported revenue and divisional operating expenses of $1.6 billion and $1.5 billion, respectively in 2001 as compared to 2000 is related to the SFX acquisition and less significant acquisitions as well as other reasons discussed below in our pro forma presentation.

      On a pro forma basis, revenue increased $84.4 million, or 4% during the year ended December 31, 2001 as compared to the prior year due to a change in the mix of live music events during 2001 as compared to 2000. Although the number of live events decreased over the prior period, during 2001, we changed the mix of live music events to include approximately 48% more stadium and arena events as compared to the prior year. Stadium and arenas are generally larger venues that allow for more ticket sales related to the increased seating capacity.

      On a pro forma basis, divisional operating expenses increased $124.8 million, or 6% due to the increased cost associated with promoting the additional stadium and arena events in 2001, increased artist payments associated with the higher revenue, as well as additional costs relating to the reorganization of the division during the quarter ended December 31, 2001.

SEGMENT RECONCILIATIONS
(In thousands)

                                                                               As Reported
EBITDA as Adjusted *                                                     Years Ended December 31,
--------------------                                                     ------------------------
                                                                          2001              2000
                                                                          ----              ----
Radio Broadcasting                                                   $ 1,350,834        $ 1,045,696
Outdoor Advertising                                                      527,350            650,898
Live Entertainment                                                       150,531             73,472
Other                                                                     74,582             94,534
Corporate                                                               (187,434)          (142,627)
                                                                     -----------        -----------
Consolidated EBITDA as Adjusted *                                    $ 1,915,863        $ 1,721,973
                                                                     -----------        -----------

* See page 35 for cautionary disclosure

                                                                               As Reported
Pro Forma Revenue                                                        Years Ended December 31,
--------------------                                                     ------------------------
                                                                          2001              2000
                                                                          ----              ----
Radio Broadcasting                                                   $ 3,455,553        $ 3,764,754
Outdoor Advertising                                                    1,781,173          1,911,515
Live Entertainment                                                     2,496,044          2,411,594
Other                                                                    417,505            470,045
Eliminations                                                            (134,872)          (117,786)
                                                                     -----------        -----------
Consolidated Pro Forma Revenue                                       $ 8,015,403        $ 8,440,122
                                                                     -----------        -----------

                                                                               As Reported
Pro Forma Divisional Operating Expense                                   Years Ended December 31,
--------------------------------------                                   ------------------------
                                                                          2001              2000
                                                                          ----              ----
Radio Broadcasting                                                   $ 2,104,719        $ 2,107,681
Outdoor Advertising                                                    1,246,795          1,208,039
Live Entertainment                                                     2,342,834          2,218,021
Other                                                                    342,929            319,201
Eliminations                                                            (134,872)          (117,786)
                                                                     -----------        -----------
Consolidated Pro Forma Divisional Operating Expense                  $ 5,902,405        $ 5,735,156
                                                                     -----------        -----------

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

CONSOLIDATED
(In thousands)

Reported Basis:                                              Years Ended December 31,
---------------                                             -------------------------             % Change
                                                               2000              1999           2000 v. 1999
                                                               ----              ----           ------------
Revenue                                                    $ 5,345,306      $ 2,678,160             100%
Divisional Operating Expenses                                3,480,706        1,632,115             113%
Corporate Expenses                                             142,627           70,146             103%
                                                           -----------      -----------
EBITDA as Adjusted *                                         1,721,973          975,899              76%
                                                           -----------      -----------

Reconciliation to net income:
  Non-cash compensation expense                                 16,032               --
  Depreciation and amortization                              1,401,063          722,233
  Interest expense                                             383,104          179,404
  Gain on sale of assets related to mergers                    783,743          138,659
  Gain (loss) on marketable securities                          (5,369)          22,930
  Equity in earnings of nonconsolidated affiliates              25,155           18,183
  Other income (expense) - net                                 (11,764)         (15,638)
  Income tax (expense)                                        (464,731)        (152,741)
                                                           -----------      -----------
Income before extraordinary item                           $   248,808      $    85,655
                                                           ===========      ===========

Other Data:
  Cash Flow from Operating Activities                      $   755,085      $   639,406
                                                           -----------      -----------
  Cash Flow from Investing Activities                      $(1,755,654)     $(1,474,170)
                                                           -----------      -----------
  Cash Flow from Financing Activities                      $ 1,120,683      $   874,990
                                                           -----------      -----------

* See page 35 for cautionary disclosure

Pro Forma Basis:                                               Years Ended December 31,
----------------                                              -------------------------           % Change
                                                               2000              1999           2000 v. 1999
                                                               ----              ----           ------------
Revenue                                                    $ 6,756,293      $ 5,995,111              13%
Divisional Operating Expenses                                4,238,801        3,888,345               9%

RECONCILIATION OF REPORTED BASIS TO PRO FORMA BASIS
(In thousands)

                                                              Years Ended December 31,
                                                             -------------------------
                                                               2000              1999
                                                               ----              ----
Reported Revenue                                           $ 5,345,306      $ 2,678,160
  Acquisitions *                                             1,362,064        3,412,918
  Divestitures                                                 (70,376)         (95,967)
  Foreign Exchange adjustments                                 120,674               --
                                                           -----------      -----------
Pro Forma Revenue                                          $ 6,757,668      $ 5,995,111
                                                           -----------      -----------

Reported Divisional Operating Expenses                       3,480,706      $ 1,632,115
  Acquisitions *                                               698,289        2,304,545
  Divestitures                                                 (33,659)         (48,315)
  Foreign Exchange adjustments                                  94,840               --
                                                           -----------      -----------
Pro Forma Divisional Operating Expenses                    $ 4,240,176      $ 3,888,345
                                                           -----------      -----------

* Due to the significance of the AMFM merger, its results of operations are included in both 1999 and 2000 for the 12-month periods. Thus, included in the acquisition amounts for 1999 and 2000 are the results of operations for AMFM for 12 and 8 months respectively. For all other 2000 acquisitions, adjustments are included in the 1999 acquisition amounts to include the operating results of the acquisition for the corresponding time that the acquisition was owned in 2000.

      Revenue and divisional operating expenses increased on a reported basis $2.7 billion and $1.8 billion, respectively primarily due to our 1999 and 2000 acquisitions as well as internal growth. Included in our fiscal year 2000 reported basis amounts are the revenues and divisional operating expenses for a twelve-month period from our 1999 acquisitions, the most significant being Jacor Communications in May 1999 and Dame Media Inc. and Dauphin OTA in July 1999. Also included in our fiscal year 2000 reported basis amounts are the revenues and divisional operating expenses of our 2000 acquisitions for the time period that we operated them in fiscal year 2000. Our 2000 acquisitions included Ackerley's South Florida Outdoor Advertising Division in January 2000, SFX in August 2000, AMFM in August 2000, and Donrey in September 2000. Included in reported revenue for 2000, is approximately $969.3 million of revenue related to SFX and approximately $713.5 million of revenue related to AMFM. Included in reported divisional operating expenses for 2000, is approximately $882.5 million related to SFX and approximately $352.3 million related to AMFM. In addition to the acquisition activity, reported revenue and divisional operating expenses increased for other reasons discussed below in our pro forma presentation.

      On a pro forma basis, revenues increased in fiscal year 2000 due to higher advertising rates in our radio and outdoor businesses as well as increased inventory demand within the advertising industry. The increase in the number of live entertainment events and the number of show dates in fiscal year 2000 also contributed to the increase in revenue on a pro forma basis. Divisional operating expenses increased on a pro forma basis in fiscal year 2000 due primarily to the increase in selling costs related to the increase in revenue.

      Corporate expenses increased $72.4 million on a reported basis primarily due to $38.4 million of additional expense directly related to additional corporate employees obtained in our acquisitions. In addition, corporate expenses increased due to the additional corporate employees hired subsequent to our acquisitions to accommodate for the growth of the company. As a result of our acquisitions, we increased corporate head count throughout 2000 to 350 employees as compared to 225 employees at the end of 1999.

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

      Depreciation and amortization expense increased from $722.2 million in 1999 to $1.4 billion in 2000, a 94% increase. The increase is due primarily to additional depreciation and amortization of approximately $460.3 million related to the AMFM and SFX acquisitions. The remaining increase is due to additional depreciation and amortization associated with the other less significant acquisitions accounted for under the purchase method as well as the inclusion of a full year of depreciation and amortization associated with acquisitions completed during 1999.

      Interest expense was $383.1 million and $179.4 million in 2000 and 1999, respectively, an increase of $203.7 million or 114%. Approximately 89% of the increase was due to the overall increase in average amounts of debt outstanding and approximately 11% of the increase was due to increases in LIBOR. Approximately 50% of our debt accrued interest based upon LIBOR at December 31, 2000. During 2000, LIBOR rates increased from 5.82% at December 31, 1999 to 6.57% at December 31, 2000.

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

      Other income (expense) net was an expense of $11.8 million and $15.6 million in 2000 and 1999, respectively. The expense recognized in 2000 related primarily to the reimbursements of capital costs within certain operating contracts.

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

RADIO BROADCASTING
(In thousands)

As Reported Basis:                                             Years Ended December 31,
------------------                                            -------------------------           % Change
                                                               2000              1999           2000 v. 1999
                                                               ----              ----           ------------
Revenue                                                    $ 2,431,544      $ 1,230,754             98%
Divisional Operating Expenses                                1,385,848          731,062             90%
                                                           -----------      -----------
EBITDA as Adjusted *                                       $ 1,045,696      $   499,692            109%
                                                           -----------      -----------

* See page 35 for cautionary disclosure

Pro Forma Basis:                                             Years Ended December 31,
----------------                                            -------------------------             % Change
                                                               2000              1999           2000 v. 1999
                                                               ----              ----           ------------
Revenue                                                    $ 3,576,554      $ 3,118,825              15%
Divisional Operating Expenses                                1,948,749        1,784,923               9%

RECONCILIATION OF REPORTED BASIS TO PRO FORMA BASIS
(In thousands)

                                                              Years Ended December 31,
                                                             -------------------------
                                                               2000              1999
                                                               ----              ----
Reported Revenue                                           $ 2,431,544      $ 1,230,754
  Acquisitions *                                             1,215,386        1,984,038
  Divestitures                                                 (70,376)         (95,967)
                                                           -----------      -----------
Pro Forma Revenue                                          $ 3,576,554      $ 3,118,825
                                                           -----------      -----------

Reported Divisional Operating Expenses                     $ 1,385,848          731,062
  Acquisitions *                                               596,560        1,102,176
  Divestitures                                                 (33,659)         (48,315)
                                                           -----------      -----------
Pro Forma Divisional Operating Expenses                    $ 1,948,749      $ 1,784,923
                                                           -----------      -----------


* Due to the significance of the AMFM merger, its results of operations are included in both 1999 and 2000 for the 12-month periods. Thus, included in the acquisition amounts for 1999 and 2000 are the results of operations for AMFM for 12 and 8 months respectively. For all other 2000 acquisitions, adjustments are included in the 1999 acquisition amounts to include the operating results of the acquisition for the corresponding time that the acquisition was owned in 2000.

      Revenues and divisional operating expenses increased on a reported basis due to our 2000 and 1999 acquisitions and internal growth. Included in our fiscal year 2000 reported basis amounts are revenues and divisional operating expenses for a twelve-month period from our acquisition of Jacor that was acquired in May 1999 and Dame Media which was acquired in July 1999. In addition to our acquisition activity, reported revenue and divisional operating expenses increased related to other reasons discussed below in our pro forma presentation.

      On a pro forma basis, revenue increased due to various factors. During the first part of fiscal year 2000, advertising rates were significantly higher than the prior year as rates reacted to inventory sell-outs primarily related to the rapid growth period of the Internet industry as well as an overall increase in advertising demand across the industry. Although some of our larger markets continued to enjoy significantly higher rates in the second part of fiscal year 2000, when the Internet industry demand slowed, rates in our other markets normalized compared to the prior year. In addition, our national platform approach to selling advertising to our national clients helped increase our overall rates, especially in our larger markets. On a pro forma basis, divisional operating expenses increased primarily due to incremental selling costs associated with the increase in revenue.

OUTDOOR ADVERTISING
(In thousands)

As Reported Basis:                                           Years Ended December 31,
------------------                                          -------------------------             % Change
                                                             2000              1999             2000 v. 1999
                                                             ----              ----             ------------
Revenue                                                    $ 1,729,438      $ 1,253,732              38%
Divisional Operating Expenses                                1,078,540          785,636              37%
                                                           -----------      -----------
EBITDA as Adjusted *                                       $   650,898      $   468,096              39%
                                                           -----------      -----------

* See page 35 for cautionary disclosure

Pro Forma Basis:                                             Years Ended December 31,
----------------                                             -------------------------           % Change
                                                               2000             1999           2000 v. 1999
                                                               ----             ----           ------------
Revenue                                                    $ 1,830,940      $ 1,617,917              13%
Divisional Operating Expenses                                1,156,528        1,068,190               8%

RECONCILIATION OF REPORTED BASIS TO PRO FORMA BASIS
(In thousands)

                                                              Years Ended December 31,
                                                             -------------------------
                                                               2000             1999
                                                               ----             ----
Reported Revenue                                           $ 1,729,438      $ 1,253,732
  Acquisitions                                                      --          364,185
  Divestitures                                                      --               --
  Foreign Exchange adjustments                                 101,502               --
                                                           -----------      -----------
Pro Forma Revenue                                          $ 1,830,940      $ 1,617,917
                                                           -----------      -----------

Reported Divisional Operating Expenses                     $ 1,078,540          785,636
  Acquisitions                                                      --          282,554
  Divestitures                                                      --               --
  Foreign Exchange adjustments                                  77,988               --
                                                           -----------      -----------
Pro Forma Divisional Operating Expenses                    $ 1,156,528      $ 1,068,190
                                                           -----------      -----------

      Revenues and divisional operating expenses increased on a reported basis due to our 2000 and 1999 acquisitions and internal growth. Included in our fiscal year 2000 reported basis amounts are revenues and divisional operating expenses for a twelve-month period from our acquisition of Dauphin in July 1999 and other less significant acquisitions. In addition, revenues and divisional operating expenses increased on a reported basis in fiscal year 2000 due to our acquisitions of Ackerley in January 2000, and Donrey in September 2000, as well as less significant acquisitions to fill out our existing markets.

      On a pro forma basis, revenues increased due to various factors. Higher rates and improved occupancy in fiscal year 2000 as compared to fiscal year 1999 increased revenue for the entire year. In addition, our national platform approach to selling advertising to our national customers helped increase our overall rates, especially in our larger markets. High growth rates were primarily achieved internationally in our United Kingdom and France markets. On a pro forma basis, divisional operating expenses increased primarily due to incremental selling costs associated with the increase in revenue.

LIVE ENTERTAINMENT
(In thousands)

As Reported:                                                  Years Ended December 31,
-----------                                                  -------------------------           % Change
                                                               2000              1999           2000 v. 1999
                                                               ----              ----           ------------
Revenue                                                    $   952,025      $        --             n/a
Divisional Operating Expenses                                  878,553               --             n/a
                                                           -----------      -----------
EBITDA as Adjusted *                                       $    73,472      $        --             n/a
                                                           -----------      -----------

* See page 35 for cautionary disclosure

Pro Forma Basis:                                               Years Ended December 31,
----------------                                              -------------------------           % Change
                                                               2000              1999           2000 v. 1999
                                                               ----              ----           ------------
Revenue                                                    $   971,197      $   851,974              14%
Divisional Operating Expenses                                  895,405          780,146              15%

RECONCILIATION OF REPORTED BASIS TO PRO FORMA BASIS
(In thousands)

                                                              Years Ended December 31,
                                                             -------------------------
                                                               2000              1999
                                                               ----              ----
Reported Revenue                                           $   952,025      $        --
  Acquisitions                                                      --          851,974
  Divestitures                                                      --               --
  Foreign Exchange adjustments                                  19,172               --
                                                           -----------      -----------
Pro Forma Revenue                                          $   971,197      $   851,974
                                                           -----------      -----------

Reported Divisional Operating Expenses                     $   878,553      $        --
  Acquisitions                                                      --          780,146
  Divestitures                                                      --               --
  Foreign Exchange adjustments                                  16,852               --
                                                           -----------      -----------
Pro Forma Divisional Operating Expenses                    $   895,405      $   780,146
                                                           -----------      -----------

      As we entered the live entertainment business with our acquisition of SFX in August 2000, we did not report revenue and divisional operating expenses in 1999. On a pro forma basis, revenue increased due to an increase in the number of events and the number of show dates in fiscal year 2000 as compared to fiscal year 1999. Divisional operating expenses increased on a pro forma basis as numerous contracts with less favorable terms signed by prior management were fulfilled during the five-month period after our acquisition.

SEGMENT RECONCILIATIONS
(In thousands)

                                                                     As Reported
EBITDA as Adjusted*                                           Years Ended December 31,
-------------------                                          -------------------------
                                                               2000              1999
                                                               ----              ----
Radio Broadcasting                                         $ 1,045,696       $  499,692
Outdoor Advertising                                            650,898          468,096
Live Entertainment                                              73,472               --
Other                                                           94,534           78,257
Corporate                                                     (142,627)         (70,146)
                                                           -----------       ----------
Consolidated EBITDA as Adjusted *                          $ 1,721,973       $  975,899
                                                           -----------       ----------

* See page 35 for cautionary disclosure

                                                                      Pro Forma
Pro Forma Revenue                                             Years Ended December 31,
-----------------                                            -------------------------
                                                               2000              1999
                                                               ----              ----
Radio Broadcasting                                         $ 3,576,554      $ 3,118,825
Outdoor Advertising                                          1,830,940        1,617,917
Live Entertainment                                             971,197          851,974
Other                                                          443,743          444,185
Eliminations                                                   (64,766)         (37,790)
                                                           -----------      -----------
Consolidated Pro Forma Revenue                             $ 6,757,668      $ 5,995,111
                                                           -----------      -----------

                                                                      Pro Forma
Pro Forma Divisional Operating Expense                         Years Ended December 31,
--------------------------------------                        -------------------------
                                                               2000              1999
                                                               ----              ----
Radio Broadcasting                                         $ 1,948,749      $ 1,784,923
Outdoor Advertising                                          1,156,528        1,068,190
Live Entertainment                                             895,405          780,146
Other                                                          304,260          292,876
Eliminations                                                   (64,766)         (37,790)
                                                           -----------      -----------
Consolidated Pro Forma Divisional Operating Expense        $ 4,240,176      $ 3,888,345
                                                           -----------      -----------


                         LIQUIDITY AND CAPITAL RESOURCES

      We expect to fund anticipated cash requirements (including acquisitions, anticipated capital expenditures, share repurchases, payments of principal and interest on outstanding indebtedness and commitments) with cash flows from operations and various externally generated funds.

SOURCES OF CAPITAL

As of December 31, 2001 and 2000 we had the following debt outstanding and cash and cash equivalents:

(In millions)

                                                           December 31,
                                                  -------------------------------
                                                      2001                2000
                                                  -----------         -----------

      Credit facilities - domestic                $   1,419.3         $   3,203.8
      Credit facility - international                    94.4               118.3
      Senior convertible notes                        1,575.0             1,575.0
      Liquid Yield Option Notes                         244.4 (a)           497.1
      Long-term bonds                                 5,966.8 (b)         5,153.6
      Other borrowings                                  183.0               117.0
      Total Debt                                      9,482.9 (c)        10,664.8
                                                  -----------         -----------
      Less:  Cash and cash equivalents                  154.7               196.8
                                                  -----------         -----------
                                                  $   9,328.2         $  10,468.0
                                                  ===========         ===========

(a) Includes $43.9 million in unamortized fair value purchase accounting adjustment premiums related to the merger with Jacor Communications, Inc.
(b) Includes $66.5 million in unamortized fair value purchase accounting adjustment premiums related to the merger with AMFM. Also includes $106.6 million related to fair value adjustments for interest rate swap agreements.
(c) Total face value of outstanding debt was $9.4 billion at December 31, 2001.

DOMESTIC CREDIT FACILITIES

      We currently have three separate domestic credit facilities. These provide cash for both working capital needs as well as to fund certain acquisitions.

      The first credit facility is a reducing revolving credit facility, originally in the amount of $2.0 billion. At December 31, 2001, $920.0 million was outstanding and $773.8 million was available for future borrowings. This credit facility began reducing on September 30, 2000, with quarterly reductions in the amounts available for future borrowings to continue through the last business day of June 2005.

      The second facility is a $1.5 billion, five-year multi-currency revolving credit facility. At December 31, 2001, the outstanding balance was $499.3 million and, taking into account letters of credit of $79.7 million, $921.0 million was available for future borrowings, with the entire balance to be repaid by the last business day of June 2005.

      The third facility is a $1.5 billion, 364-day revolving credit facility, which we have the option, upon its August 28, 2002 maturity, to convert into a term loan with a three-year maturity. There was no amount outstanding at December 31, 2001 and $1.5 billion was available for future borrowings.

      During the year ended December 31, 2001, we made principal payments totaling $4.2 billion and drew down $2.4 billion on these credit facilities. As of February 28, 2002, the credit facilities aggregate outstanding balance was $1.4 billion and, taking into account outstanding letters of credit, $3.2 billion was available for future borrowings.

INTERNATIONAL CREDIT FACILITY

      We have a $150.0 million five-year revolving credit facility with a group of international banks. This facility allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provides funds to our international operations for certain working capital needs and smaller acquisitions. At December 31, 2001, approximately $55.6 million was available for future borrowings and $94.4 million was outstanding. This credit facility expires on December 8, 2005.

LONG-TERM BONDS

      On October 26, 2001, we completed a debt offering of $750.0 million 6% Senior Notes due November 1, 2006. Interest is payable on May 1 and November 1 of each year. The first interest payment on the notes will be made on May 1, 2002. Net proceeds of approximately $744.1 million were used to reduce the outstanding balance of our reducing revolving credit facility. Also included in long-term bonds at December 31, 2001, is $106.6 million related to our interest rate swaps. Upon our adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, on January 1, 2001, we recorded the fair value of our interest rate swaps on our balance sheet. The increase in long-term bonds was partially offset by a $34.4 million reduction related to foreign exchange gains and $9.0 million in amortization of merger premiums and paydowns.

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

      On October 6, 2000, we made payments of $231.4 million pursuant to mandatory offers required to repurchase due to a change of control on the following series of AMFM debt: 8% Senior Notes due 2008, 8.125% Senior Subordinated Notes due 2007 and 8.75% Senior Subordinated Notes due 2007, originally issued by Chancellor Media Corporation or one of its subsidiaries, as well as the 12.625% Exchange Debentures due 2006, originally issued by SFX Broadcasting. The aggregate remaining balance of these series of AMFM long-term bonds was $1.4 billion at December 31, 2001.

      On January 15, 2002, we redeemed all of the outstanding 12.625% Exchange Debentures due 2006, originally issued by SFX Broadcasting. At December 31, 2001 the face value of these notes was $141.8 million and the unamortized fair value purchase accounting adjustment premium was $15.3 million. The debentures were redeemed for $150.8 million plus accrued interest. We utilized availability on the reducing revolving line of credit to finance the redemption. The redemption resulted in a gain of $3.9 million, net of tax.

      Chancellor Media Corporation, Capstar Radio Broadcasting Partners, Capstar Broadcasting Partners, Inc. and AMFM Operating Inc., or their successors are all indirect wholly-owned subsidiaries of Clear Channel Communications. The debt redemptions were financed with borrowings under our domestic credit facilities.

SFX LONG-TERM BONDS

      We assumed long-term bonds with a face value of $550.0 million in the SFX merger. On October 10, 2000, we launched a tender offer for any and all of the 9.125% Senior Subordinated Notes due 2008. An agent acting on our behalf redeemed notes with a redemption value of approximately $602.9 million. Cash settlement of the amount due to the agent was completed during November 2000. After redemption, approximately $1.6 million face value of the notes remains outstanding. The tender offer was financed with borrowings under our credit facilities.

LIQUID YIELD OPTION NOTES

      We assumed 4.75% Liquid Yield Option Notes ("LYONs") due 2018 and 5.50% LYONs due 2011 as a part of the merger with Jacor. Each LYON has a principal amount at maturity of $1,000 and is convertible, at the option of the holder, at any time on or prior to maturity, into our common stock at a conversion rate of
7.227 shares per LYON and 15.522 shares per LYON for the 2018 and 2011 issues, respectively. On May 7, 2001, we delivered notice of our intent to redeem the total outstanding principal amount of the 5.50% LYONs on June 12, 2001. Pursuant to the indenture agreement, the redemption price of $581.25 per each $1,000 LYON outstanding at June 12, 2001 was equal to the issue price plus accrued original issue discount through the redemption date. Substantially all of the 5.50% LYONs converted into our common stock prior to the redemption date. The 4.75% LYONs balance, after conversions to common stock, amortization of purchase accounting premium, and accretion of interest, at December 31, 2001 was $244.4 million, which includes unamortized fair value purchase accounting premium of $43.9 million.

GUARANTEE OF THIRD PARTY OBLIGATIONS

      As of December 31, 2001 and 2000, we guaranteed third party dept of approximately $225.2 million and $280.0 million, respectively, primarily related to long-term operating contracts. A substantial portion of these obligations is secured by the third party's associated operating assets.

RESTRICTED CASH

      In connection with the 2000 AMFM merger and related governmental directives, we received proceeds related to the divestitures of radio stations. These proceeds were placed in a restricted trust for the purchase of replacement properties. At December 31, 2000, $628.1 million remained in the trust. During 2001, related to the divestiture of five radio stations and the exchange of a television license, we received $51.0 million in proceeds that were placed in restricted trust. Also, during 2001, we used restricted cash of $367.5 million for acquisitions, earned interest of $4.7 million and received a refund of $311.7 million that was used to reduce the outstanding balances on our credit facilities. At December 31, 2001, $4.6 million remains in trust and is recorded as restricted cash.

SALE OF MARKETABLE SECURITIES

      In connection with our merger with AMFM on August 30, 2000, Clear Channel and AMFM entered into a Consent Decree with the Department of Justice regarding AMFM's investment in Lamar Advertising Company. The Consent Decree, among other things, required us to sell all of our 26.2 million shares of Lamar by December 31, 2002 and relinquish all shareholder rights during the disposition period. During the year ended December 31, 2001, we received proceeds of $920.0 million relating to the sale of 24.9 million shares of Lamar common stock. These proceeds were used to pay down our existing credit facility balance.

COMMON STOCK WARRANTS

      We assumed common stock warrants, with an expiration date of September 18, 2001, as a part of our merger with Jacor. Each warrant represented the right to purchase .2355422 shares of our common stock at an exercise price of $24.19 per full share. During the year ended December 31, 2001, we received $122.5 million in proceeds and issued 5.1 million shares of common stock on the exercise of these warrants.

SHELF REGISTRATION

      On July 21, 2000, we filed a Registration Statement on Form S-3 covering a combined $3.0 billion of debt securities, junior subordinated debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units (the "shelf registration statement"). The shelf registration statement also covers preferred securities that may be issued from time to time by our three Delaware statutory business trusts and guarantees of such preferred securities by us. In September 2000, and in October 2001 we issued $1.5 billion and $750.0 million, respectively of debt securities registered under the shelf registration statement, leaving $750.0 million available for future issuance. On January 18, 2002, we filed a new Registration Statement on Form S-3 covering a combined $3.0 billion of debt securities, junior subordinated debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units, including a "carry-forward" of the $750.0 million available for issuance under the shelf registration statement. As of the file date of this report, the SEC had not yet declared the Registration Statement on Form S-3 effective.

DEBT COVENANTS

      The only significant covenants in our debt are leverage and interest coverage ratio covenants contained in the credit facilities. The leverage ratio covenant requires us to maintain a ratio of total debt to EBITDA (as defined by the credit facilities) of less than 5.50x through June 30, 2003 and less than 5.00x from July 1, 2003 through the maturity of the facilities. The interest coverage covenant requires Clear Channel to maintain a minimum ratio of EBITDA (as defined by the credit facilities) to interest expense of 2.00x. In the event that we do not meet these covenants, we are considered to be in default on the credit facilities at which time the credit facilities may become immediately due. Our bank credit facilities have cross-default provisions among the bank facilities only. No other Clear Channel debt agreements have cross-default or cross-acceleration provisions.

      Additionally, the AMFM long-term bonds contain certain restrictive covenants that limit the ability of AMFM Operating Inc., a wholly-owned subsidiary of Clear Channel, to incur additional indebtedness, enter into certain transactions with affiliates, pay dividends, consolidate, or effect certain asset sales. The AMFM long-term bonds have cross-default and cross-acceleration provisions among the AMFM long-term bonds only.

      At December 31, 2001, we were in compliance with all debt covenants. We expect to be in compliance during 2002.

USES OF CAPITAL

ACQUISITIONS

      During 2001 we acquired 183 radio stations in 63 markets for $89.3 million in cash, $355.8 million in restricted cash plus the exchange of eight radio stations. We also acquired approximately 3,300 additional outdoor display faces in 33 domestic markets and approximately 25,500 additional display faces in 61 international markets for a total of $359.6 million in cash. Our outdoor segment also acquired investments in non-consolidated affiliates for a total of $25.0 million in cash. During the year ended December 31, 2001, our live entertainment segment acquired music, sports and racing events, promotional assets and sports talent representation contracts for $125.5 million in cash. We also acquired FCC licenses of four television stations, two of which had previously been operating under local marketing agreements, national representation contracts, and other assets for a total of $67.2 million in cash and $11.7 million in restricted cash.

      We intend to continue to pursue businesses that fit our strategic goals. From January 1, 2002 through February 28, 2002, we have acquired six radio stations and 1,938 outdoor display faces.

PENDING MERGER

      On October 5, 2001, we entered into a merger agreement to acquire The Ackerley Group, Inc. Ackerley holds a diversified group of outdoor, broadcasting and interactive media assets. This merger will be a tax-free, stock-for-stock transaction. Each share of Ackerley common stock will convert into 0.35 shares of our common stock, on a fixed exchange basis, valuing the merger, based on average share value at the signing of the merger agreement, at approximately $474.9 million plus the assumption of Ackerley's debt, which was approximately $290.6 million at December 31, 2001. This merger is subject to regulatory approval under the federal communications laws and other closing conditions. We anticipate that this merger will close during the first half of 2002;however, we cannot be assured that we will complete the merger with Ackerley in a timely manner or on the terms described in this document, if at all.

CAPITAL EXPENDITURES

      Capital expenditures in 2001 increased from $495.6 million in 2000 to $598.4 million in 2001. Overall, capital expenditures increased due to the increase in the number of radio stations, billboards and displays owned during the year ended December 31, 2001 as compared to the year ended December 31, 2000. In addition, we incurred capital expenditures related to our new live entertainment segment during the year ended December 31, 2001 that we did not incur in 2000. The increase for the year ended December 31, 2001 primarily relates to additional spending relating to facility consolidation resulting from our acquisitions, technological upgrades of operating assets, and the purchase and construction of new revenue producing advertising displays.

(In millions)
                                            Year Ended December 31, 2001 Capital Expenditures
                            ---------------------------------------------------------------------------------
                                                                                Corporate and
                              Radio            Outdoor        Entertainment         Other             Total
                            ---------         ---------       -------------     -------------       ---------
Recurring                   $    33.8         $    74.6         $    12.7         $    24.8         $   145.9
Non-recurring projects          111.1              27.2              37.2              96.5             272.0
Revenue producing                  --             162.9              17.6                --             180.5
                            ---------         ---------         ---------         ---------         ---------
                            $   144.9         $   264.7         $    67.5         $   121.3         $   598.4

      Our radio broadcasting capital expenditures during the year ended December 31, 2001 are related primarily to expenditures associated with the consolidation of operations in certain markets in conjunction with acquisitions that are expected to result in improved operating results in such markets.

      Our outdoor advertising capital expenditures during the year ended December 31, 2001 are related primarily to the construction of new revenue producing advertising displays as well as replacement expenditures on our existing advertising displays.

      Our live entertainment capital expenditures during the year ended December 31, 2001 include expenditures primarily related to a consolidated sales and operations facility, new venues and improvements to existing venues.

      Included in "corporate and other" capital expenditures during the year ended December 31, 2001 is the purchase of land for an additional corporate facility to replace leased space, purchase of certain corporate assets, upgrades of our television related operating assets and other technology expenditures.

      Future acquisitions of radio broadcasting stations, outdoor advertising facilities, live entertainment assets and other media-related properties affected in connection with the implementation of our acquisition strategy are expected to be financed from increased borrowings under our existing credit facilities, additional public equity and debt offerings and cash flow from operations. We anticipate utilizing available capacity on the credit facilities to refinance 2002 debt maturities. We believe that cash flow from operations, as well as the proceeds from securities offerings made from time to time, will be sufficient to make all required future interest and principal payments on the credit facilities, senior convertible notes and bonds, and will be sufficient to fund all anticipated capital expenditures.

OTHER

      During the year ended December 31, 2001, we made cash tax payments of $450.0 million relating to gains realized on divested radio stations during 2000. Also, we made payments of approximately $229.0 million related to severance and other merger related accruals during 2001.

COMMITMENTS AND CONTINGENCIES

      There are various lawsuits and claims pending against us. We believe that any ultimate liability resulting from those actions or claims will not have a material adverse effect on our results of operations, financial position or liquidity.

      Certain agreements relating to acquisitions provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired companies generally over a one to five year period. We will continue to accrue additional amounts related to such contingent payments if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent payments, if performance targets are met, would not significantly impact our financial position or results of operations.

FUTURE OBLIGATIONS

      In addition to our scheduled maturities on our debt, we have future cash obligations under various types of contracts. We lease office space, certain broadcast facilities, equipment and the majority of the land occupied by our outdoor advertising structures under long-term operating leases. In addition, we have minimum franchise payments associated to non-cancelable contracts that enable us to display advertising on such media as buses, taxis, trains, bus shelters and terminals. Finally, we have commitments relating to required purchases of property, plant and equipment under certain street furniture contracts, as well as construction commitments for facilities and venues.

      The scheduled maturities of our credit facilities; other long-term debt outstanding; future minimum rental commitments, under non-cancelable lease agreements; minimum rental payments under non-cancelable contracts; and capital expenditure commitments at December 31, 2001 are as follows:

(In millions)                    Other
                  Credit       Long-Term                       Non-Cancelable      Non-Cancelable       Capital
                Facilities        Debt                              Lease            Contracts       Expenditures
                ----------        ----                              -----            ---------       ------------
2002             $   --         $1,515.2                          $  314.1           $  266.4           $419.6
2003                 --          1,344.1                             266.8              194.8            175.3
2004                407.5           12.0                             232.0              157.8             17.4
2005              1,011.8        1,437.4                             198.3              137.8              2.3
2006                 --            755.1                             176.1               87.3              2.6
Thereafter           --          2,999.8                           1,251.8              210.6             12.0
                 --------       --------                          --------           --------           ------
Total            $1,419.3       $8,063.6                          $2,439.1           $1,054.7           $629.2
                 ========       ========                          ========           ========           ======


MARKET RISK

INTEREST RATE RISK

      At December 31, 2001, approximately 36% of our long-term debt, including fixed rate debt on which we have entered interest rate swap agreements, bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the year's average interest rate under these borrowings, it is estimated that our 2001 interest expense would have changed by $65.3 million and that our 2001 net income would have changed by $40.5 million. In the event of an adverse change in interest rates, management may take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

      We have entered into interest rate swap agreements that effectively float interest at rates based upon LIBOR on $1.5 billion of our current fixed rate borrowings. These agreements expire from

September 2003 to June 2005. The fair value of these agreements at December 31, 2001 was an asset of $106.6 million.

EQUITY PRICE RISK

      The carrying value of our available-for-sale and trading equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at December 31, 2001 by $58.0 million and would change accumulated comprehensive income (loss) and net income (loss) by $33.6 million and $2.4 million, respectively. At December 31, 2001, we also hold $64.4 million of investments that do not have a quoted market price, but are subject to fluctuations in their value.

FOREIGN CURRENCY

      We have operations in countries throughout the world. Foreign operations are measured in their local currencies except in hyper-inflationary countries in which we operate. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. To mitigate a portion of the exposure to risk of international currency fluctuations, we maintain a natural hedge through borrowings in currencies other than the U.S. dollar. This hedge position is reviewed monthly. We currently maintain no derivative instruments to mitigate the exposure to translation and/or transaction risk. However, this does not preclude the adoption of specific hedging strategies in the future. Our foreign operations reported a net loss of $28.1 million for the year ended December 31, 2001. It is estimated that a 10% change in the value of the U.S. dollar to foreign currencies would change net loss for the year ended December 31, 2001 by $2.8 million.

      Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of our investments in various countries, all of which are accounted for under the equity method. It is estimated that the result of a 10% fluctuation in the value of the dollar relative to these foreign currencies at December 31, 2001 would change our 2001 equity in earnings of nonconsolidated affiliates by $.3 million and would change our net income for the year ended December 31, 2001 by approximately $.2 million. This analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

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

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial

Accounting Standards No. 142, Goodwill and Other Intangible Assets. Statement 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. Statement 142 is effective for fiscal years beginning after December 15, 2001. This statement establishes new accounting for goodwill and other intangible assets recorded in business combinations. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives. Under this guidance, we believe broadcast licenses are indefinite-lived intangibles. As our amortization of goodwill and certain other indefinite lived intangibles is a significant non-cash expense that we currently record, Statement 142 will have a material impact on our financial statements. For the year ended December 31, 2001, amortization expense related to goodwill and indefinite lived intangibles was approximately $1.8 billion. Upon adoption of FAS 142, for comparative purposes, we will be required to disclose the prior year earning per share data as if adoption had occurred January 1, 2001. Below is this disclosure for each of the quarters of 2001:

(In thousands, except per share data)
                                                                  For the Quarter Ended                            For the Year
                                           ------------------------------------------------------------------         Ended
                                             March 31,         June 30,        September 30,     December 31,      December 31,
                                               2001              2001              2001              2001              2001
                                               ----              ----              ----              ----              ----
ADJUSTED NET INCOME (LOSS):
  Reported Net Income (Loss)               $  (309,228)      $  (237,001)      $  (232,198)      $  (365,599)      $(1,144,026)

  Add Back: Goodwill Amortization              218,923           208,844           226,726           239,974           894,467
  Add Back: License Amortization               216,983           224,909           224,032           222,857           888,781
  Tax Impact                                  (100,602)          (92,582)          (99,526)          (97,923)         (390,633)
                                           -----------       -----------       -----------       -----------       -----------
Adjusted Net Income (Loss)                 $    26,076       $   104,170       $   119,034       $      (691)      $   248,589
                                           ===========       ===========       ===========       ===========       ===========

BASIC EARNINGS (LOSS) PER SHARE:
  Reported Net Income (Loss)               $      (.53)      $      (.40)      $      (.39)      $      (.61)      $     (1.93)

  Add Back: Goodwill Amortization                  .37               .36               .38               .40              1.51
  Add Back: License Amortization                   .37               .38               .38               .37              1.50
  Tax Impact                                      (.17)             (.16)             (.17)             (.16)             (.66)
                                           -----------       -----------       -----------       -----------       -----------
Adjusted Earnings per Share - Basic        $       .04       $       .18       $       .20       $       .00       $       .42
                                           ===========       ===========       ===========       ===========       ===========

DILUTED EARNINGS (LOSS) PER SHARE:
  Reported Net Income (Loss)               $      (.53)      $      (.40)      $      (.39)      $      (.61)      $     (1.93)
  Anti-dilutive adjustment                         .02               .01               .01                --               .04

  Add Back: Goodwill Amortization                  .36               .34               .37               .40              1.48
  Add Back: License Amortization                   .36               .37               .37               .37              1.47
  Tax Impact                                      (.17)             (.15)             (.16)             (.16)             (.65)
                                           -----------       -----------       -----------       -----------       -----------
Adjusted Earnings per Share - Diluted      $       .04       $       .17       $       .20       $       .00       $       .41
                                           ===========       ===========       ===========       ===========       ===========

We are currently evaluating valuation techniques as well as other implementation issues. We will test goodwill for impairment using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. We expect to perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002 in the first quarter of 2002. As a result of these tests, we expect to record a pre-tax impairment charge in the range of $15.0 billion to $25.0 billion, which will be reported after-tax as a cumulative effect in accounting change on the statement of operations for the quarter ended March 31, 2002.

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

CRITICAL ACCOUNTING POLICIES

      Critical account policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note A in the notes to the consolidated financial statements.

IMPAIRMENT OF LONG-LIVED ASSETS

      We record impairment losses when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flow estimated to be generated by those assets are less than the carrying amount of those assets. When specific assets are determined to be unrecoverable, the cost basis of the assets is reduced to reflect their current fair market value. During 2001, we recorded impairment charges of approximately $170.0 million related to the write-off of duplicative and excess assets identified primarily in our radio segment, the impairment of goodwill and excess property, plant and equipment within our outdoor segment, and an on-air talent contract within our radio segment. The fair values of the goodwill and the on-air talent contract were determined based on discounted cash flow models and assumptions of future expected cash flows, and the fair values related to property, plant and equipment were based on estimated cash proceeds.

      We considered the current economic recession as an impairment indicator during the fourth quarter of fiscal 2001. As a result, we performed a recoverability assessment of all of our long-lived assets using an undiscounted cash flow model. Based on our assumptions, all long-lived assets, other than those mentioned above, were determined to be recoverable.

IMPAIRMENT OF INVESTMENTS

      At December 31, 2001, we have $354.3 million recorded as other investments. Other investments are composed primarily of equity securities. These securities are classified as available-for-sale or trading and are carried at fair value based on quoted market prices. Securities are carried at historical value when quoted market prices are unavailable. The net unrealized gains or losses on the available-for-sale securities, net of tax, are reported as a separate component of shareholders' equity. The net unrealized gains or losses on the trading securities are reported in the statement of operations. In addition, we hold investments that do not have quoted market prices. We review the value of these investments and record an impairment charge in the statement of operations for any decline in value that is determined to be other-than-temporary. During 2001, we recorded impairments of $67.3 million related to investments where declines in fair value below cost were considered to be other-than-temporary.

INFLATION

      Inflation has affected our performance in terms of higher costs for wages, salaries and equipment. Although the exact impact of inflation is indeterminable, we believe we have offset these higher costs by increasing the effective advertising rates of most of our broadcasting stations and outdoor display faces.

RATIO OF EARNINGS TO FIXED CHARGES

      The ratio of earnings to fixed charges is as follows:

                            Year Ended December 31,
--------------------------------------------------------------------------------
   2001              2000             1999              1998             1997
   ----              ----             ----              ----             ----
      *              2.20             2.04              1.83             2.32

*For the year ended December 31, 2001, fixed charges exceeded earnings before income taxes and fixed charges by $1.3 billion.

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


Lowry Mays
Chairman/Chief Executive Officer


Herbert W. Hill, Jr.
Senior Vice President/Chief Accounting Officer

REPORT OF INDEPENDENT AUDITORS

SHAREHOLDERS AND BOARD OF DIRECTORS
CLEAR CHANNEL COMMUNICATIONS, INC.

We have audited the accompanying consolidated balance sheets of Clear Channel Communications, Inc. and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Hispanic Broadcasting Corporation (formerly Heftel Broadcasting Corporation), in which the Company has a 26% equity interest, have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for Hispanic Broadcasting Corporation for 1999, it is based solely on their report.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clear Channel Communications, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


Ernst & Young LLP

San Antonio, Texas
February 18, 2002

CONSOLIDATED BALANCE SHEETS

ASSETS
(In thousands)

                                                        December 31,
                                               ----------------------------
                                                   2001             2000
                                                   ----             ----
            CURRENT ASSETS
Cash and cash equivalents                      $   154,744      $   196,838
Restricted cash                                      4,600          308,691
Accounts receivable, less allowance of
    $61,070 in 2001 and $60,631 in 2000          1,475,276        1,557,048
Prepaid expenses                                   163,283          146,767
Other current assets                               143,396          133,873
                                               -----------      -----------
      TOTAL CURRENT ASSETS                       1,941,299        2,343,217

            PROPERTY, PLANT
             AND EQUIPMENT
Land, buildings and improvements                 1,388,332        1,197,951
Structures and site leases                       2,210,309        2,395,934
Towers, transmitters and studio equipment          634,532          744,571
Furniture and other equipment                      556,977          479,532
Construction in progress                           191,048          222,286
                                               -----------      -----------
                                                 4,981,198        5,040,274
Less accumulated depreciation                    1,024,449          785,040
                                               -----------      -----------
                                                 3,956,749        4,255,234

           INTANGIBLE ASSETS
Contracts                                        1,098,956        1,075,472
Licenses and goodwill                           42,789,292       40,973,198
Other intangible assets                            130,162          175,451
                                               -----------      -----------
                                                44,018,410       42,224,121
Less accumulated amortization                    3,664,925        1,731,557
                                               -----------      -----------
                                                40,353,485       40,492,564

                 OTHER
Restricted cash                                         --          319,450
Notes receivable                                    45,856           99,818
Investments in, and advances to,
  nonconsolidated affiliates                       502,185          427,303
Other assets                                       449,227          513,773
Other investments                                  354,341        1,605,102
                                               -----------      -----------

      TOTAL ASSETS                             $47,603,142      $50,056,461
                                               ===========      ===========

                 See Notes to Consolidated Financial Statements

LIABILITIES AND SHAREHOLDERS' EQUITY
(In thousands, except share data)

                                                               December 31,
                                                      -----------------------------
                                                          2001              2000
                                                          ----              ----
          CURRENT LIABILITIES
Accounts payable                                      $   319,280       $   383,588
Accrued interest                                           85,842           105,581
Accrued expenses                                          776,968           886,904
Accrued income taxes                                       10,097           445,499
Current portion of long-term debt                       1,515,221            67,736
Deferred income                                           234,559           218,670
Other current liabilities                                  17,890            20,572
                                                      -----------       -----------
      TOTAL CURRENT LIABILITIES                         2,959,857         2,128,550

Long-term debt                                          7,967,713        10,597,082
Deferred income taxes                                   6,512,217         6,771,198
Other long-term liabilities                               374,307           150,713

Minority interest                                          52,985            61,745

         SHAREHOLDERS' EQUITY
Preferred Stock - Class A, par value $1.00
    per share, authorized 2,000,000 shares,
    no shares issued and outstanding                           --                --
Preferred Stock, - Class B, par value $1.00
    per share, authorized 8,000,000 shares,
    no shares issued and outstanding                           --                --
Common Stock, par value $.10 per share,
    authorized 1,500,000,000 shares, issued
    598,270,433 and 585,766,166 shares
    in 2001 and 2000, respectively                         59,827            58,577
Additional paid-in capital                             30,320,916        29,558,908
Common stock warrants                                      12,373           249,312
Retained earnings (deficit)                              (599,086)          544,940
Accumulated other comprehensive income (loss)             (34,470)          (32,433)
Other                                                      (8,218)          (26,298)
Cost of shares (279,700 in 2001 and 115,557
    in 2000) held in treasury                             (15,279)           (5,833)
                                                      -----------       -----------
      TOTAL SHAREHOLDERS' EQUITY                       29,736,063        30,347,173
                                                      -----------       -----------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $47,603,142       $50,056,461
                                                      ===========       ===========

                 See Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

                                                                   Year Ended December 31,
                                                        -----------------------------------------------
                                                            2001              2000              1999
                                                            ----              ----              ----
Revenue                                                 $ 7,970,003       $ 5,345,306       $ 2,678,160

Operating expenses:
  Divisional operating expenses (excludes non-cash
    compensation expense of $13,111, $4,359 and
      $-0- in 2001, 2000 and 1999, respectively)          5,866,706         3,480,706         1,632,115
  Non-cash compensation expense                              17,077            16,032                --
  Depreciation and amortization                           2,562,480         1,401,063           722,233
  Corporate expenses (excludes non-cash
    compensation expense of $3,966, $11,673 and
      $-0- in 2001, 2000 and 1999, respectively)            187,434           142,627            70,146
                                                        -----------       -----------       -----------
Operating income (loss)                                    (663,694)          304,878           253,666

Interest expense                                            560,077           383,104           179,404
Gain (loss) on sale of assets related to mergers           (213,706)          783,743           138,659
Gain (loss) on marketable securities                         25,820            (5,369)           22,930
Equity in earnings of
  nonconsolidated affiliates                                 10,393            25,155            18,183
Other income (expense) - net                                152,267           (11,764)          (15,638)
                                                        -----------       -----------       -----------
Income (loss) before income taxes
  and extraordinary item                                 (1,248,997)          713,539           238,396
Income tax benefit (expense)                                104,971          (464,731)         (152,741)
                                                        -----------       -----------       -----------
Income (loss) before extraordinary item                  (1,144,026)          248,808            85,655
Extraordinary item                                               --                --           (13,185)
                                                        -----------       -----------       -----------

Net income (loss)                                        (1,144,026)          248,808            72,470

Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments                 11,699           (92,296)          (47,814)
    Unrealized gain (loss) on securities:
      Unrealized holding gain (loss)                       (141,055)         (193,634)          182,315
      Reclassification adjustment for gains
       on securities transferred to trading                 (45,315)               --                --
      Reclassification adjustment for gains
       on SFX shares held prior to merger                        --           (36,526)               --
      Reclassification adjustment for
       (gain) loss included in net income                   172,634             7,278           (14,904)
                                                        -----------       -----------       -----------
Comprehensive income (loss)                             $(1,146,063)      $   (66,370)      $   192,067
                                                        ===========       ===========       ===========

Net income (loss) per common share:
    Basic:
       Income (loss) before extraordinary item          $     (1.93)      $       .59       $       .27
       Extraordinary item                                        --                --              (.04)
                                                        -----------       -----------       -----------
       Net income (loss)                                $     (1.93)      $       .59       $       .23
                                                        ===========       ===========       ===========

    Diluted:
       Income (loss) before extraordinary item                (1.93)      $       .57       $       .26
       Extraordinary item                                        --                --              (.04)
                                                        -----------       -----------       -----------
       Net income (loss)                                $     (1.93)      $       .57       $       .22
                                                        ===========       ===========       ===========

                 See Notes to Consolidated Financial Statements

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In thousands, except share data)
                                                                                               Additional
                                                             Common            Common           Paid-in
                                                         Shares Issued         Stock            Capital
                                                         -------------         -----            -------
Balances at December 31, 1998                             263,698,206       $    26,370       $ 4,067,297
Net income
Proceeds from sale of Common Stock                          8,047,757               805           512,112
Common Stock issued related to Eller put/call               1,902,938               190           130,440
agreement
Common Stock, stock options and common stock
   warrants issued for business acquisitions               61,802,032             6,180         4,413,530
Conversion of Liquid Yield Option Notes                        96,983                10             3,271
Exercise of stock options and common stock warrants         3,061,587               306            90,307
Charitable donation of treasury shares
Currency translation adjustment
Unrealized gains (losses) on investments
                                                          -----------       -----------       -----------
Balances at December 31, 1999                             338,609,503            33,861         9,216,957
Net income
Common Stock, stock options and common stock
   warrants issued for business acquisitions              244,962,275            24,497        20,258,721
Deferred compensation acquired
Purchase of treasury shares
Conversion of Liquid Yield Option Notes                                                                76
Exercise of stock options and common stock warrants         2,194,388               219            83,154
Amortization and adjustment of deferred compensation
Currency translation adjustment
Unrealized gains (losses) on investments
                                                          -----------       -----------       -----------
Balances at December 31, 2000                             585,766,166            58,577        29,558,908
Net loss
Common Stock, stock options and common stock
   warrants issued for business acquisitions                  282,489                28            18,205
Purchase of treasury shares
Conversion of Liquid Yield Option Notes                     3,868,764               387           259,364
Exercise of stock options and common stock warrants         8,353,014               835           479,749
Amortization and adjustment of deferred compensation                                                4,690
Currency translation adjustment
Unrealized gains (losses) on investments
                                                          -----------       -----------       -----------
Balances at December 31, 2001                             598,270,433       $    59,827       $30,320,916
                                                          ===========       ===========       ===========

(In thousands, except share data)                                                             Accumulated
                                                             Common          Retained            Other
                                                             Stock           Earnings        Comprehensive
                                                            Warrants         (Deficit)       Income (Loss)
                                                            --------         ---------       -------------
Balances at December 31, 1998                             $        --       $   223,662       $   163,148
Net income                                                                       72,470
Proceeds from sale of Common Stock
Common Stock issued related to Eller put/call
   agreement
Common Stock, stock options and common stock
   warrants issued for business acquisitions                  253,428
Conversion of Liquid Yield Option Notes
Exercise of stock options and common stock warrants              (566)
Charitable donation of treasury shares
Currency translation adjustment                                                                   (47,814)
Unrealized gains (losses) on investments                                                          167,411
                                                          -----------       -----------       -----------
Balances at December 31, 1999                                 252,862           296,132           282,745
Net income                                                                      248,808
Common Stock, stock options and common stock
   warrants issued for business acquisitions
Deferred compensation acquired
Purchase of treasury shares
Conversion of Liquid Yield Option Notes
Exercise of stock options and common stock warrants            (3,550)
Amortization and adjustment of deferred compensation
Currency translation adjustment                                                                   (92,296)
Unrealized gains (losses) on investments                                                         (222,882)
                                                          -----------       -----------       -----------
Balances at December 31, 2000                                 249,312           544,940           (32,433)
Net loss                                                                     (1,144,026)
Common Stock, stock options and common stock
   warrants issued for business acquisitions
Purchase of treasury shares
Conversion of Liquid Yield Option Notes
Exercise of stock options and common stock warrants          (236,939)
Amortization and adjustment of deferred compensation
Currency translation adjustment                                                                    11,699
Unrealized gains (losses) on investments                                                          (13,736)
                                                          -----------       -----------       -----------
Balances at December 31, 2001                             $    12,373       $  (599,086)      $   (34,470)
                                                          ===========       ===========       ===========

(In thousands, except share data)
                                                                             Treasury
                                                             Other             Stock             Total
                                                             -----             -----             -----
Balances at December 31, 1998                             $     4,925       $    (1,973)      $ 4,483,429
Net income                                                                                         72,470
Proceeds from sale of Common Stock                                                                512,917
Common Stock issued related to Eller put/call                                                     130,630
   agreement
Common Stock, stock options and common stock
   warrants issued for business acquisitions                                                    4,673,138
Conversion of Liquid Yield Option Notes                                                             3,281
Exercise of stock options and common stock warrants            (2,621)           (2,953)           84,473
Charitable donation of treasury shares                                            4,102             4,102
Currency translation adjustment                                                                   (47,814)
Unrealized gains (losses) on investments                                                          167,411
                                                          -----------       -----------       -----------
Balances at December 31, 1999                                   2,304              (824)       10,084,037
Net income                                                                                        248,808
Common Stock, stock options and common stock
   warrants issued for business acquisitions                                        (61)       20,283,157
Deferred compensation acquired                                (49,311)                            (49,311)
Purchase of treasury shares                                                      (4,745)           (4,745)
Conversion of Liquid Yield Option Notes                                                                76
Exercise of stock options and common stock warrants                                (203)           79,620
Amortization and adjustment of deferred compensation           20,709                              20,709
Currency translation adjustment                                                                   (92,296)
Unrealized gains (losses) on investments                                                         (222,882)
                                                          -----------       -----------       -----------
Balances at December 31, 2000                                 (26,298)           (5,833)       30,347,173
Net loss                                                                                       (1,144,026)
Common Stock, stock options and common stock
   warrants issued for business acquisitions                                        (89)           18,144
Purchase of treasury shares                                                      (9,000)           (9,000)
Conversion of Liquid Yield Option Notes                                                           259,751
Exercise of stock options and common stock warrants            (2,138)             (324)          241,183
Amortization and adjustment of deferred compensation           20,218               (33)           24,875
Currency translation adjustment                                                                    11,699
Unrealized gains (losses) on investments                                                          (13,736)
                                                          -----------       -----------       -----------
Balances at December 31, 2001                             $    (8,218)      $   (15,279)      $29,736,063
                                                          ===========       ===========       ===========

                 See Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

                                                                          Year Ended December 31,
                                                              -----------------------------------------------
                                                                  2001              2000              1999
                                                                  ----              ----              ----
            CASH FLOWS FROM
         OPERATING ACTIVITIES:
Net income (loss)                                             $(1,144,026)      $   248,808       $    72,470

Reconciling Items:
    Depreciation                                                  594,104           367,639           263,242
    Amortization of intangibles                                 1,968,376         1,033,424           458,991
    Deferred taxes                                               (162,334)          386,711            31,653
    Amortization of deferred financing charges, bond
       premiums and accretion of note discounts, net               13,220            16,038             5,667
    Amortization of deferred compensation                          17,077            16,032                --
    (Gain) loss on sale of operating and fixed assets            (165,943)           (6,638)             (163)
    (Gain) loss on sale of available-for-sale securities           32,684             5,827           (22,930)
    (Gain) loss on sale of other investments                       22,927              (458)               --
    (Gain) loss on sale of assets related to mergers              213,706          (774,288)         (141,393)
    (Gain) loss on forward exchange contract                      (68,825)               --                --
    (Gain) loss on trading securities                             (12,606)               --                --
    Equity in earnings of nonconsolidated affiliates               (6,695)          (20,820)          (10,775)
    Extraordinary item                                                 --                --            13,185
    Increase (decrease) other, net                                  4,112           (25,903)           17,188

Changes in operating assets and liabilities, net of
  effects of acquisitions:
    Decrease (increase) in accounts receivable                    107,278            (5,721)          (87,529)
    Decrease (increase) in prepaid assets                           4,927            18,315            (1,053)
    Decrease (increase) in other current assets                     8,522            15,590              (646)
    Increase (decrease) in accounts payable,
      accrued expenses and other liabilities                     (438,466)         (356,131)            1,757
    Increase (decrease) in accrued interest                       (19,739)           (3,388)          (10,778)
    Increase (decrease) in deferred income                         12,250          (121,539)           18,647
    Increase (decrease) in accrued income taxes                  (370,962)          (38,413)           31,873
                                                              -----------       -----------       -----------

Net cash provided by operating activities                         609,587           755,085           639,406

                                                                          Year Ended December 31,
                                                              -----------------------------------------------
                                                                  2001              2000              1999
                                                                  ----              ----              ----
            CASH FLOWS FROM
         INVESTING ACTIVITIES:
(Investment) in liquidation of restricted cash, net               577,211          (183,896)           78,651
Cash acquired in stock-for-stock mergers                               --           311,861                --
(Increase) decrease in notes receivable, net                       (5,228)          (15,807)               --
Decrease (increase) in investments in, and
  advances to nonconsolidated affiliates - net                    (44,052)           (8,044)          (36,647)
Purchases of available-for-sale securities                             --              (196)         (173,415)
Purchase of other investments                                        (892)          (55,079)           (1,283)
Proceeds from sale of available-for-sale-securities               919,999            55,434            29,659
Proceeds from sale of other investments                                --             5,843                --
Purchases of property, plant and equipment                       (598,388)         (495,551)         (238,738)
Proceeds from disposal of assets                                   88,464           392,729            12,203
Proceeds from divestitures placed in restricted cash               51,000           839,717           205,800
Acquisition of operating assets                                  (666,567)       (1,884,196)       (1,063,320)
Acquisition of operating assets
  with restricted cash                                           (367,519)         (670,228)         (246,228)
Decrease (increase) in other - net                                136,246           (48,241)          (40,852)
                                                              -----------       -----------       -----------

Net cash provided by (used in) investing activities                90,274        (1,755,654)       (1,474,170)

            CASH FLOWS FROM
         FINANCING ACTIVITIES:
Draws on credit facilities                                      2,550,419         7,904,488         2,414,480
Payments on credit facilities                                  (4,316,446)       (7,199,185)       (3,085,486)
Proceeds from long-term debt                                      744,105         3,128,386         1,005,830
Payments on long-term debt                                        (10,210)       (2,757,223)           (9,023)
Proceeds from forward exchange contract                            90,826                --                --
Proceeds from exercise of stock options, stock
   purchase plan and common stock warrants                        208,351            48,962            36,273
Payments for purchase of treasury shares                           (9,000)           (4,745)               --
Proceeds from issuance of common stock                                 --                --           512,916
                                                              -----------       -----------       -----------
Net cash (used in) provided by financing activities              (741,955)        1,120,683           874,990
                                                              -----------       -----------       -----------

Net (decrease) increase in cash and cash equivalents              (42,094)          120,114            40,226

Cash and cash equivalents at beginning of year                    196,838            76,724            36,498
                                                              -----------       -----------       -----------
Cash and cash equivalents at end of year                      $   154,744       $   196,838       $    76,724
                                                              ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
Cash paid during the year for:
    Interest                                                  $   555,669       $   358,504       $   201,127
    Income taxes                                                  542,116            96,643            58,005

                 See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF
SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS
Clear Channel Communications, Inc., incorporated in Texas in 1974, is a diversified media company with three principal business segments: radio broadcasting, outdoor advertising and live entertainment. The Company is one of the largest domestic radio broadcasters based on the number of radio stations for which it owns, programs and sells airtime. The Company is also one of the world's largest outdoor advertising companies based on total advertising display inventory in the United States and internationally. In addition, the Company is one of the world's largest diversified promoters, producers and venue operators of live entertainment events based on the total number of events, productions, and owned or operated venues.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its subsidiaries, substantially all of which are wholly-owned. Significant intercompany accounts have been eliminated in consolidation. Investments in nonconsolidated affiliates are accounted for using the equity method of accounting. Certain amounts in prior years have been reclassified to conform to the 2001 presentation.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

RESTRICTED CASH
Restricted cash includes cash proceeds on certain asset sales held in trust and restricted for a specific time period to be used for the purchase of replacement properties. If not used within the specified time period, the amounts are refunded to the Company.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In circumstances where it is aware of a specific customer's inability to meet its financial obligations, it records a specific reserve to reduce the amounts recorded to what it believes will be collected. For all other customers, it recognizes reserves for bad debt based on historical experience of bad debts as a percent of revenues for each business unit, adjusted for relative improvements or deteriorations in the agings and changes in current economic conditions.

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

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method at rates that, in the opinion of management, are adequate to allocate the cost of such assets over their estimated useful lives, which are as follows:

            Buildings and improvements - 10 to 39 years
            Structures and site leases - 5 to 40 years, or life of lease Towers, transmitters and studio equipment - 7 to 20 years Furniture and other equipment - 3 to 20 years
            Leasehold improvements - generally life of lease

Expenditures for maintenance and repairs are charged to operations as incurred, whereas expenditures for renewal and betterments are capitalized.

INTANGIBLE ASSETS
Intangible assets are stated at cost. Excess cost over the fair value of net assets acquired is classified as goodwill. Intangible assets and goodwill acquired prior to June 30, 2001 are amortized using the straight-line method. Intangible assets acquired subsequent to June 30, 2001, that are classified as indefinite-lived intangibles (principally broadcast FCC licenses) and goodwill are not being amortized and are evaluated for impairment under the appropriate accounting guidance. Goodwill and licenses acquired prior to June 30, 2001 are amortized generally over 15 to 25 years. Transit and street furniture contract intangibles are classified as definite-lived intangibles and are amortized over the respective lives of the agreements, typically four to fifteen years. Other definite-lived intangible assets are amortized over their appropriate lives.

LONG-LIVED ASSETS
The Company periodically evaluates the propriety of the carrying amount of goodwill and other intangible assets and related amortization periods to determine whether current events or circumstances warrant adjustments to the carrying value and/or revised estimates of amortization periods. These evaluations consist of the projection of undiscounted cash flows over the remaining amortization periods of the related intangible assets. The projections are based on historical trend lines of actual results, adjusted for expected changes in operating results. To the extent such projections indicate that undiscounted cash flows are not expected to be adequate to recover the carrying amount of the related intangible assets, such carrying amounts are written down to fair value by charges to expense. During 2001, the Company recorded impairment charges of approximately $170.0 million related to the write off of duplicative and excess assets identified primarily in the radio segment, the impairment of goodwill and excess property, plant and equipment in Poland within the outdoor segment, and an on-air talent contract within the radio segment. The fair values of the goodwill in Poland and the on-air talent contract were determined based on discounted cash flow models and assumptions of future expected cash flows and the fair values related to property, plant, and equipment were based on estimated cash proceeds. These impairment charges were recorded in depreciation and amortization expense in the statement of operations.

OTHER INVESTMENTS
Other investments are composed primarily of equity securities. These securities are classified as available-for-sale or trading and are carried at fair value based on quoted market prices. Securities are carried at historical value when quoted market prices are unavailable. The net unrealized gains or losses on the available-for-sale securities, net of tax, are reported as a separate component of shareholders' equity. The net unrealized gains or losses on the trading securities are reported in the statement of operations. In addition, the Company holds investments that do not have quoted market prices. The Company reviews the value of available-for-sale, trading and non-marketable securities and records impairment charges in the statement of operations for any decline in value that is determined to be other-than-temporary. The average cost method is used to compute the realized gains and losses on sales of equity securities.

EQUITY METHOD INVESTMENTS
Investments in which the Company owns 20 percent to 50 percent of the voting common stock or otherwise exercises significant influence over operating and financial policies of the company are accounted for under the equity method. The Company does not recognize gains or losses upon the issuance of securities by any of its equity method investees. The Company reviews the value of equity method investments and records impairment charges in the statement of operations for any decline in value that is determined to be other-than-temporary.

FINANCIAL INSTRUMENTS
Due to their short maturity, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities, and short-term borrowings approximated their fair values at December 31, 2001 and 2000. The carrying amounts of long-term debt approximated their fair value at the end of 2001 and 2000.

INCOME TAXES
The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not that some portion or all of the asset will not be realized. As all earnings from the Company's foreign operations are permanently reinvested and not distributed, the Company's income tax provision does not include additional U.S. taxes on foreign operations.

REVENUE RECOGNITION

Revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for the Company's broadcasting and outdoor operations. Clients remit the gross billing amount to the agency and the agency remits gross billings less their commission to the Company.

Radio broadcasting revenue is recognized as advertisements or programs are broadcast and is generally billed monthly. Outdoor advertising provides services under the terms of contracts covering periods up to three years, which are generally billed monthly. Revenue for outdoor advertising space rental is recognized ratably over the term of the contract. Payments received in advance of billings are recorded as deferred income. Entertainment revenue from the presentation and production of an event is recognized on the date of the performance. Revenue collected in advance of the event is recorded as deferred income until the event occurs. Entertainment revenue collected from advertising and other revenue, which is not related to any single event, is classified as deferred revenue and generally amortized over the operating season and the term of the contract.

Revenue from barter transactions is recognized when advertisements are broadcast or outdoor advertising space is utilized. Merchandise or services received are charged to expense when received or used.

The Company believes that the credit risk, with respect to trade receivables is limited due to the large number and the geographic diversification of its customers.

INTEREST RATE PROTECTION AGREEMENTS
Periodically, the Company enters into interest rate swap agreements to modify the interest characteristics of its outstanding debt. Each interest rate swap agreement is designated with all or a portion of the principal balance and term of a specific debt obligation. These agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment to interest expense related to the debt. The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are recognized in these consolidated financial statements.

FOREIGN CURRENCY
Results of operations for foreign subsidiaries and foreign equity investees are translated into U.S. dollars using the average exchange rates during the year. The assets and liabilities of those subsidiaries and investees, other than those of operations in highly inflationary countries, are translated into U.S. dollars using the exchange rates at the balance sheet date. The related translation adjustments are recorded in a separate component of shareholders' equity, "Accumulated other comprehensive income (loss)". Foreign currency transaction gains and losses, as well as gains and losses from translation of financial statements of subsidiaries and investees in highly inflationary countries, are included in operations.

STOCK BASED COMPENSATION
The Company accounts for its stock-based award plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, under which compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price. Note H provides pro forma net income (loss) and pro forma earnings (loss) per share disclosures as if the stock-based awards had been accounted for using the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS
On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"), as amended. Statement 133 requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. Upon adoption, the Company recorded the fair value of its derivative instruments on its balance sheet. Adoption of Statement 133 had no impact on the Company's results of operations. Also upon adoption, the Company reclassified 2.0 million shares of its investment in American Tower Corporation ("AMT") that had been classified as available-for-sale securities to trading securities under Financial Accounting Standards No. 115 Accounting for Certain Investments in Debt and Equity Securities ("Statement 115"). In accordance with Statement 115 and Statement 133, the shares were transferred to a trading classification at their fair market value on January 1, 2001, of $76.2 million, and an unrealized pretax holding gain of $69.7 million was recorded in earnings as "Gain on marketable securities".

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. Statement 142 is effective for fiscal years beginning after December 15, 2001. This statement establishes new accounting for goodwill and other intangible assets recorded in business combinations. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives. Under this guidance, the Company believes broadcast licenses are indefinite-lived intangibles. As the Company's amortization of goodwill and certain other indefinite-lived intangibles is a significant non-cash expense that the Company currently records, Statement 142 will have a material impact on the Company's financial statements. Amortization expense related to goodwill and indefinite-lived intangibles was approximately $1.8 billion for the year ended December 31, 2001. The Company will test goodwill for impairment using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002 in the first quarter of 2002. As a result of these tests, the Company expects to record a pre-tax impairment charge in the range of $15.0 billion to $25.0 billion, which will be reported after-tax as a cumulative effect in accounting change on the statement of operations for the quarter ended March 31, 2002.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"). Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of ("Statement 121"). Statement 144 is effective for fiscal years beginning after December 15, 2001. Statement 144 removes goodwill from its scope and retains the requirements of Statement 121 regarding the recognition of impairment losses on long-lived assets held for use. The Statement modifies the accounting for long-lived assets to be disposed of by sale and long-lived assets to be disposed of by other than by sale. The

Company does not believe adoption of this statement will materially impact the Company's financial position or results of operations.

NOTE B - BUSINESS ACQUISITIONS

PENDING ACKERLEY MERGER (UNAUDITED)

On October 5, 2001, the Company entered into a merger agreement to acquire The Ackerley Group, Inc., ("Ackerley"). Ackerley holds a diversified group of outdoor, broadcasting and interactive media assets. This merger will be a tax-free, stock-for-stock transaction. Each share of Ackerley common stock will convert into 0.35 shares of the Company's common stock, on a fixed exchange basis, valuing the merger, based on average share value at the signing of the merger agreement, at approximately $474.9 million plus the assumption of Ackerley's debt, which was approximately $290.6 million at December 31, 2001. This merger is subject to regulatory approval and other closing conditions. The Company anticipates that this merger will close during the first half of 2002.

2001 ACQUISITIONS:

During 2001, the Company acquired substantially all of the assets of 183 radio stations, approximately 6,900 additional outdoor display faces and the live entertainment segment acquired music, sports and racing events, promotional assets and sports talent representation contracts. The Company also acquired two FCC licenses of television stations, both of which we had previously been operating under a local marketing agreement, national representation contracts, and other assets. In addition, the Company exchanged one television license for two television licenses and $10.0 million of cash that was placed in a restricted trust for future acquisitions. The exchange was accounted for at fair value, resulting in a gain of $168.0 million, which was recorded in "Other income (expense) - net".

The Company has entered into certain agreements relating to acquisitions that provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired company. The Company will continue to accrue additional amounts related to such contingent payments if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent payments, if performance targets are met, would not significantly impact the Company's financial position or results of operations.

The Company's 2001 acquisitions resulted in additional licenses and goodwill of approximately $1.2 billion, including $233.7 million relating to non-cash asset exchanges.

2000 ACQUISITIONS:

ACKERLEY'S SOUTH FLORIDA OUTDOOR ADVERTISING DIVISION

On January 5, 2000, the Company closed its acquisition of Ackerley's South Florida outdoor advertising division ("Ackerley FL Division") for $300.2 million. The Company funded the acquisition with advances on its credit facilities. This acquisition was accounted for as a purchase, with resulting goodwill of approximately $208.3 million, which is being amortized over 25 years on a straight-line basis. The results of operations of Ackerley FL Division have been included in the financial statements of the Company beginning January 5, 2000.

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

(In thousands)
Restricted cash resulting from Clear Channel divestitures                    $ 839,717
Restricted cash purchased in AMFM merger                                       439,896
Restricted cash used in acquisitions                                          (670,228)
Interest, net of fees                                                           18,756
                                                                             ---------
Restricted cash balance at December 31, 2000                                   628,141
Less current portion at December 31, 2000                                      308,691
                                                                             ---------
Long-term restricted cash at December 31, 2000                               $ 319,450
                                                                             =========

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

During 2001, the Company made adjustments to finalize the purchase price allocation for the AMFM and SFX mergers, resulting in additional goodwill, recorded in 2001, of approximately $272.8 million.

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

DAUPHIN

On June 11, 1999, the Company acquired a 50.5% equity interest in Dauphin OTA, ("Dauphin") a French company engaged in outdoor advertising. In August 1999 the Company completed its tender offer for over 99% of the remaining shares outstanding. At December 31, 1999, all of the shares had been surrendered for an aggregate cost of approximately $487.2 million. Dauphin's operations include approximately 103,000 outdoor advertising display faces in France, Spain, Italy, and Belgium. This acquisition has been accounted for as a purchase with resulting goodwill of approximately $449.7 million, which is being amortized over 25 years on a straight-line basis. The Company began consolidating the results of operations on the date of acquisition.

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

The results of operations for 2000 and 1999 include the operations of each business acquired from the respective date of acquisition. Unaudited pro forma consolidated results of operations, assuming the 1999 acquisitions of Jacor, Dame Media and Dauphin and the 2000 acquisitions of the Ackerley FL Division, SFX, AMFM and Donrey had occurred at January 1, 1999, would have been as follows:

(In thousands, except per share data)
                                                     Pro Forma (Unaudited)
                                                    Year Ended December 31,
                                              ----------------------------------
                                                  2000                  1999
                                                  ----                  ----
Revenue                                       $ 7,693,313           $ 6,615,391
Net loss                                      $  (548,898)          $  (502,044)
Net loss per common share:
  Basic and Diluted                           $      (.94)          $      (.86)

The pro forma information above is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had these acquisitions occurred at the beginning of 1999, nor is it indicative of future results of operations. The Company made other acquisitions during 2001, 2000 and 1999, the effects of which, individually and in aggregate, were not material to the Company's consolidated financial position or results of operations.

The following is a summary of the assets and liabilities acquired and the consideration given for acquisitions:

(In thousands)
                                                  2001                 2000
                                                  ----                 ----
Property, plant and equipment                 $    149,151         $  1,703,871
Accounts receivable                                 24,250              826,426
Goodwill and FCC licenses                          960,259           29,705,197
Investments                                         25,029            1,316,241
Other assets                                         8,484            1,611,208
                                              ------------         ------------
                                                 1,167,173           35,162,943

Long-term debt                                     (11,316)          (4,999,900)
Other liabilities                                  (98,897)          (2,016,676)
Deferred tax                                        (4,640)          (5,223,905)
SFX shares held prior to merger                         --              (84,881)
Common stock issued                                (18,234)         (20,283,157)
                                              ------------         ------------
                                                  (133,087)         (32,608,519)
                                              ------------         ------------
Total cash consideration                         1,034,086            2,554,424
Less: Restricted cash used                        (367,519)            (670,228)
                                              ------------         ------------
Cash paid for acquisitions                    $    666,567         $  1,884,196
                                              ============         ============

RESTRUCTURING

In connection with the Company's mergers with SFX Entertainment, Inc. ("SFX") and AMFM Inc. ("AMFM"), the Company restructured the SFX and AMFM operations. The AMFM corporate offices in Dallas and Austin, Texas were closed on March 31, 2001 and a portion of the SFX corporate office in New York was closed on June 30, 2001. Other operations of AMFM have either been discontinued or integrated into existing similar operations. As of December 31, 2001, the restructuring has resulted in the actual termination of approximately 600 employees and the pending termination of approximately 50 more employees. The Company has recorded a liability in purchase accounting primarily related to severance for terminated employees and lease terminations as follows:

(In thousands)
                                                            December 31,
                                                       ------------------------
                                                         2001            2000
                                                         ----            ----
Severance and lease termination costs:
  Accrual at January 1                                 $ 84,291       $   4,348
  Adjustments to restructuring accrual                   41,624         120,797
  Payments charged against restructuring accrual        (72,733)        (40,854)
                                                       --------       ---------
Remaining severance and lease termination accrual      $ 53,182       $  84,291
                                                       ========       =========

The remaining severance and lease accrual is comprised of $42.8 million of severance and $10.4 million of lease termination. The majority of the severance accrual will be paid in 2002; however, the severance accrual also includes an amount that will be paid over the next several years. The lease termination accrual will be paid over the next five years. During 2001, $68.7 million was paid and charged to the restructuring reserve related to severance. The adjustments to the restructuring accrual presented above, which are primarily related to additional severance and compensation accruals were recorded within goodwill. During 2001, the Company made adjustments to finalize the purchase price allocation for both the AMFM and SFX mergers.

NOTE C - INVESTMENTS

The Company's most significant investments in non-consolidated affiliates are listed below:

AUSTRALIAN RADIO NETWORK

The Company owns a fifty-percent (50%) interest in Australian Radio Network ("ARN"), an Australian company that owns and operates radio stations, a narrowcast radio broadcast service and a radio representation company in Australia.

HISPANIC BROADCASTING CORPORATION

The Company owns 26% of the total number of shares of Hispanic Broadcasting Corporation ("HBC"), a leading domestic Spanish-language radio broadcaster. At December 31, 2001, the fair market value of the Company's shares of HBC was $722.0 million.

GRUPO ACIR COMUNICACIONES

The Company owns a forty-percent (40%) interest in Grupo ACIR Comunicaciones ("ACIR"), a Mexican radio broadcasting company. ACIR owns and operates radio stations throughout Mexico.

CLEAR MEDIA

The Company owns 46.1% of the total number of shares of Hainan White Horse Advertising Media Investment Co. Ltd. ("Clear Media"), formerly known as White Horse, a Chinese company that operates street furniture displays throughout China. At December 31, 2001, the fair market value of the Company's shares of Clear Media was $169.1 million.

SUMMARIZED FINANCIAL INFORMATION

The following table summarizes the Company's investments in these nonconsolidated affiliates:

(In thousands)
                                                                                 Clear          All
                                       ARN            HBC           ACIR         Media         Others          Total
                                       ---            ---           ----         -----         ------          -----
At December 31, 2000                 $57,806       $157,629       $55,443       $43,051       $113,374       $427,303
Acquisition of new investments            --             --            --            --         25,334         25,334
Transfers from cost investments
  and other reclasses                     --             --            --            --          5,102          5,102
Additional investment, net             3,076             --            --        11,236         31,600         45,912
Equity in net earnings                  (557)         8,038        (2,584)        1,829          2,846          9,572
Amortization of excess cost               --           (605)       (1,896)           --         (1,050)        (3,551)
Foreign currency transaction
  adjustment                             674             --            --            --             --            674
Foreign currency translation
  adjustment                           2,365             --           313          (103)       (10,736)        (8,161)
                                     -------       --------       -------       -------       --------       --------
At December 31, 2001                 $63,364       $165,062       $51,276       $56,013       $166,470       $502,185
                                     =======       ========       =======       =======       ========       ========

The above investments are not consolidated, but are accounted for under the equity method of accounting, whereby the Company records its investments in these entities in the balance sheet as "Investments in, and advances to, nonconsolidated affiliates." The Company's interests in their operations are recorded in the statement of operations as "Equity in earnings of nonconsolidated affiliates." Other income derived from transactions with nonconsolidated affiliates consists of interest, management fees and other transaction gains, which aggregated $3.7 million in 2001, $4.3 million in 2000, and $7.4 million in 1999, and are recorded in the statement of operations as "Equity in earnings of nonconsolidated affiliates." Accumulated undistributed earnings included in retained earnings for these investments was $45.7 million, $39.0 million and $18.2 million for December 31, 2001, 2000 and 1999, respectively.

OTHER INVESTMENTS

Other investments of $354.3 million and $1.6 billion at December 31, 2001 and 2000, respectively, include marketable equity securities classified as follows:

(In thousands)
                                                       Unrealized
                              Fair         ---------------------------------
       Investments            Value        Gains        (Losses)         Net          Cost
       -----------            -----        -----        --------         ---          ----
2001
Available-for-sale          $270,890      $143,344      $     --      $143,344      $127,546
Trading                       19,040        12,606            --        12,606         6,434
Other cost investments        64,411            --            --            --        64,411
                            --------      --------      --------      --------      --------
    Total                   $354,341      $155,950      $     --      $155,950      $198,391
                            ========      ========      ========      ========      ========

(In thousands)
                                                       Unrealized
                              Fair           -----------------------------------
       Investments            Value          Gains         (Losses)          Net           Cost
       -----------            -----          -----         --------          ---           ----
2000
Available-for-sale          $1,491,974      $370,115      $(207,477)      $162,638      $1,329,336
Other cost investments         113,128            --             --             --         113,128
                            ----------      --------      ---------       --------      ----------
    Total                   $1,605,102      $370,115      $(207,477)      $162,638      $1,442,464
                            ==========      ========      =========       ========      ==========

Accumulated net unrealized gain on available-for-sale securities, net of tax, of $92.0 million and $105.7 million were recorded in shareholders' equity in "Accumulated other comprehensive income (loss)" at December 31, 2001 and 2000, respectively. The net unrealized gain on trading securities of $12.6 million is recorded on the statement of operations in "Gain on marketable securities" for the year ended December 31, 2001. Other cost investments include various investments in companies for which there is no readily determinable market value.

On January 1, 2001, the Company reclassified 2.0 million shares of American Tower Corporation from available-for-sale to a trading security under the one-time exception allowed in Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities. The shares were transferred to a trading classification at their fair market value of $76.2 million and an unrealized pretax holding gain of $69.7 million was recorded on the statement of operations in "Gain on marketable securities".

During 2001, unrealized losses of $55.6 million and $11.6 million were recorded on the statement of operations in "Gain (loss) on marketable securities" and "Gain (loss) on sale of assets related to mergers", respectively, related to impairments of investments that had declines in their market values that were considered to be other-than-temporary. These impairments include investments in Internet companies and various media companies. During 2000, unrealized losses of $11.3 million were recorded on the statement of operations in "Gain (loss) on sale of assets related to mergers" related to impairments of investments that had declines in their market values that were considered to be other-than-temporary. These impairments include investments in various media companies.

In connection with the completion of the AMFM merger, Clear Channel and AMFM entered into a Consent Decree with the Department of Justice regarding AMFM's investment in Lamar Advertising Company, ("Lamar"). The Consent Decree, among other things, required the Company to sell all of its 26.2 million shares of Lamar by December 31, 2002 and relinquish all shareholder rights during the disposition period. As a result, the Company did not exercise significant influence and accounted for this investment under the cost method of accounting. During 2001 and 2000, proceeds of $920.0 million and $55.4 million were received on the sale of 24.9 million and 1.3 million shares of Lamar, respectively. Losses of $235.0 million and $5.8 million were realized on the sale of Lamar common stock in 2001 and 2000, respectively, which was recorded in "Gain on sale of assets related to mergers". At December 31, 2001, the Company no longer holds any Lamar common stock.

NOTE D - LONG-TERM DEBT

Long-term debt at December 31, 2001 and 2000 consisted of the following:

(In thousands)
                                                                         December 31,
                                                                ----------------------------
                                                                    2001             2000
                                                                    ----             ----
Revolving line of credit facilities                             $ 1,419,324      $ 3,203,756
Senior Notes:
     1.5% Convertible Notes Due 2002                              1,000,000        1,000,000
     Floating Rate Notes Due 2002                                   250,000          250,000
     2.625% Convertible Notes Due 2003                              574,991          575,000
     7.25% Senior Notes Due 2003                                    750,000          750,000
     7.875% Notes Due 2005                                          750,000          750,000
     6.5% Notes (denominated in Euro) Due 2005                      578,175          612,560
     6.0% Senior Notes Due 2006                                     750,000               --
     6.625% Senior Notes Due 2008                                   125,000          125,000
     7.65% Senior Notes Due 2010                                    750,000          750,000
     6.875% Senior Debentures Due 2018                              175,000          175,000
     7.25% Debentures Due 2027                                      300,000          300,000
     Fair value adjustments related to interest rate swaps          106,649               --
Liquid Yield Option Notes                                           244,367          497,054
Various subsidiary level notes                                    1,432,402        1,441,070
Other long-term debt                                                277,026          235,378
                                                                -----------      -----------
                                                                  9,482,934       10,664,818
Less: current portion                                             1,515,221           67,736
                                                                -----------      -----------
Total long-term debt                                            $ 7,967,713      $10,597,082
                                                                ===========      ===========

REVOLVING LINE OF CREDIT FACILITIES
The Company has three separate revolving line of credit facilities. Interest rates for each facility are based upon a prime, LIBOR, or Federal Funds rate selected at the Company's discretion, plus a margin. The first facility is a reducing revolving line of credit, originally in the amount of $2.0 billion that matures June 30, 2005. Beginning September 30, 2000, commitments under this facility began reducing on a quarterly basis and as a result principal repayments may be required to the extent borrowings would otherwise exceed the available level of commitments. At December 31, 2001, $920.0 million was outstanding and $773.8 million was available for future borrowings. There were no outstanding letters of credit under this facility.

The second facility is a $1.5 billion multi-currency credit facility that matures August 30, 2005. At December 31, 2001, $499.3 million was outstanding, and there were $79.7 million of letters of credit outstanding, which reduces availability. At December 31, 2001, $921.0 million was available for future borrowings.

The third facility is a $1.5 billion 364-day revolving credit facility that matures August 28, 2002. The Company has the option upon maturity to convert this facility into a term loan with a three-year maturity. At December 31, 2001, the outstanding balance was $0 million and $1.5 billion was available for future borrowings. There were no outstanding letters of credit under this facility.

At December 31, 2001, interest rates on the revolving line of credit facilities varied from 2.40% to 2.43% on borrowings denominated in US dollars and from 2.48% to 4.75% on borrowings in other currencies.

SENIOR NOTES
All fees and initial offering discounts are being amortized as interest expense over the life of the note. The aggregate face value and market value of the senior notes was approximately $6.0 billion at December 31, 2001. The aggregate face value and market value of the senior notes was approximately $5.3 billion and $5.2 billion, respectively at December 31, 2000.

1.5% Convertible Notes: The notes are convertible into the Company's common stock at any time following the date of original issuance, unless previously redeemed, at a conversion price of $105.82 per share, subject to adjustment in certain events. The Company has reserved 9.5 million shares of common stock for the conversion of these notes.

2.625% Convertible Notes: The notes are convertible into the Company's common stock at any time following the date of original issuance, unless previously redeemed, at a conversion price of $61.95 per share, subject to adjustment in certain events. The Company has reserved 9.3 million shares of common stock for the conversion of these notes. The notes are redeemable, in whole or in part, at the option of the Company at any time on or after April 1, 2001 and until March 31, 2002 at 101.050%; on or after April 1, 2002 and until March 31, 2003 at 100.525%; and on April 1, 2003 at 100%, plus accrued interest.

Interest Rate Swaps: The Company entered into interest rate swap agreements on the 7.25% Senior Notes Due 2003 and the 7.875% Senior Notes Due 2005 whereby the Company pays interest at a floating rate and receives the fixed rate coupon. The fair value of these swaps was $106.6 million at December 31, 2001.

VARIOUS SUBSIDIARY LEVEL NOTES
The aggregate face value and market value of the various subsidiary level notes was approximately $1.4 billion at December 31, 2001 and 2000.

Notes assumed in AMFM Merger: On October 6, 2000, the Company made payments of $231.4 million pursuant to mandatory offers to repurchase due to a change of control on the following series of AMFM debt: 8% Senior Notes due 2008, 8.125% Senior Subordinated Notes due 2007 and 8.75% Senior Subordinated Notes due 2007, originally issued by Chancellor Media Corporation or one of its subsidiaries, as well as the 12.625% Exchange Debentures due 2006, originally issued by SFX Broadcasting (AMFM Operating Inc.). The aggregate remaining balance of these series of AMFM long-term bonds was $1.4 billion at December 31, 2001, which includes a purchase accounting premium of $66.5 million.

On January 15, 2002, the Company redeemed all of the outstanding 12.625% Exchange Debentures due 2006, originally issued by SFX Broadcasting. At December 31, 2001 the face value of these notes was $141.8 million and the unamortized fair value purchase accounting adjustment premium was $15.3 million. The debentures were redeemed for $150.8 million plus accrued interest. The redemption resulted in a gain of $3.9 million, net of tax.

Chancellor Media Corporation, SFX Broadcasting, and AMFM Operating Inc., or their successors are all indirect wholly-owned subsidiaries of the Company.

Notes assumed in SFX Merger: During 2000, the Company launched a tender offer for any and all of its

9.125% Senior Subordinated Notes due 2008 and consequently redeemed notes with a redemption value of approximately $602.9 million. Approximately $1.6 million of the notes remain outstanding at December 31, 2001.

DEBT COVENANTS

The only significant covenants in the Company's debt are leverage and interest coverage ratio covenants contained in the credit facilities. The leverage ratio covenant requires the Company to maintain a ratio of total debt to EBITDA (as defined by the credit facilities) of less than 5.50x through June 30, 2003 and less than 5.00x from July 1, 2003 through the maturity of the facilities. The interest coverage covenant requires the Company to maintain a minimum ratio of EBITDA (as defined by the credit facilities) to interest expense of 2.00x. In the event that the Company does not meet these covenants, it is considered to be in default on the credit facilities at which time the credit facilities may become immediately due. The Company's bank credit facilities have cross-default provisions among the bank facilities only. No other debt agreements of the Company have cross-default or cross-acceleration provisions.

Additionally, the AMFM long-term bonds contain certain restrictive covenants that limit the ability of AMFM Operating Inc., a wholly-owned subsidiary of the Company, to incur additional indebtedness, enter into certain transactions with affiliates, pay dividends, consolidate, or effect certain asset sales. The AMFM long-term bonds have cross-default and cross-acceleration provisions among the AMFM long-term bonds only.

At December 31, 2001, the Company was in compliance with all debt covenants. The Company expects to be in compliance during 2002.

LIQUID YIELD OPTION NOTES
The Company assumed two issues of Liquid Yield Option Notes ("LYONs") as a part of the merger with Jacor on May 4, 1999.

LYONs due 2018: The Company assumed 4.75% LYONs due 2018 with a fair value of $225.4 million. Each LYON has a principal amount at maturity of $1,000 and is convertible, at the option of the holder, at any time on or prior to maturity, into the Company's common stock at a conversion rate of 7.227 shares per LYON. The LYONs due 2018 had a balance, net of redemptions, conversions to common stock, amortization of premium, and accretion of interest, at December 31, 2001, of $244.4 million, which includes a purchase accounting premium of $43.9 million, and approximate fair value of $212.5 million. At December 31, 2001, approximately 3.1 million shares of common stock were reserved for the conversion of the LYONs due 2018.

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

Each LYON had a principal amount at maturity of $1,000 and was convertible, at the option of the holder, at any time on or prior to maturity, into the Company's common stock at a conversion rate of 15.522 shares per LYON. These LYONs became redeemable by the Company on June 12, 2001. On May 7, 2001, the Company delivered notice of its intent to redeem the total outstanding principal amount of its 5.50% LYONs on June 12, 2001. The redemption price was $581.25 per each $1,000 LYON outstanding at June 12, 2001, which was equal to the issue price plus accrued original issue discount to the date of redemption. Each LYON was convertible, at the option of the holder, at any time prior to the close of business June 12, 2001. Substantially all of the 5.50% LYONs converted into 3.9 million shares of the Company's common stock prior to the redemption date.

Future maturities of long-term debt at December 31, 2001 are as follows:

(In thousands)
     2002                               $1,515,221
     2003                                1,344,092
     2004                                  419,546
     2005                                2,449,240
     2006                                  755,043
     Thereafter                          2,999,792
                                        ----------
                                        $9,482,934
                                        ==========

NOTE E - FINANCIAL INSTRUMENTS

Statement 133 requires that all derivatives be recognized as either assets or liabilities at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets or liabilities in earnings, or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings.

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

INTEREST RATE RISK MANAGEMENT

The Company's policy is to manage interest expense using a mix of fixed and variable rate debt. To manage this mix in a cost-efficient manner, the Company enters into interest rate swap agreements in which the Company agrees to exchange the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps, designated as fair value hedges, hedge underlying fixed-rate debt obligations with a principal amount of $1.5 billion. The terms of the underlying debt and the interest rate swap agreements coincide; therefore the hedge qualifies for the short-cut method defined in Statement 133. Accordingly, no net gains or losses were recorded in income related to the Company's underlying debt and interest rate swap agreements. In accordance with

Statement 133, on January 1, 2001, the Company recorded an asset on the balance sheet as "Other long-term assets" of $49.0 million to reflect the fair value of the interest rate swap agreements and increased the carrying value of the underlying debt by an equal amount. On December 31, 2001, the fair value of the interest rate swap agreements was approximately $106.6 million. Accordingly, an adjustment was made to the asset and carrying value of the underlying debt on December 31, 2001 to reflect the increase in fair value.

SECURED FORWARD EXCHANGE CONTRACT

On January 31, 2001, and again on June 25, 2001, Clear Channel Investments, Inc., a wholly-owned subsidiary of the Company, entered into two ten-year secured forward exchange contracts that monetized 2.6 million shares and .3 million shares of the Company's investment in American Tower Corporation, ("AMT"), respectively. The January 31, 2001 and June 25, 2001 secured forward exchange contracts protect the Company against decreases in the fair value of AMT below $36.54 per share and $24.53 per share while providing participation in increases in the fair value of the stock up to $47.50 per share and $31.88 per share, respectively. During the term of the secured forward exchange contracts, the Company retains ownership of the AMT shares. The Company's obligation under the secured forward exchange contracts is collateralized by a security interest in the AMT shares.

Under Statement 133, these contracts are considered hybrid instruments - long-term obligations with derivative instruments embedded into the contracts. Statement 133 requires a hybrid instrument to be bifurcated such that the long-term obligations and the embedded derivatives are accounted for separately under the appropriate accounting guidance. The long-term obligations have been recorded on the balance sheet as "Other long-term liabilities" at their inception fair value of $56.9 million and accrete to their maturity values totaling $103.0 million over their ten-year term, with the accretion classified as interest expense. As of December 31, 2001, the aggregate balance of the long-term obligations was $60.3 million while the aggregate balance of the embedded derivatives recorded on the balance sheet as "Other assets" was $34.9 million. For the twelve months ended December 31, 2001, the fair value of the embedded derivative increased $68.8 million. The increase in fair value was recorded in earnings as "Gain on marketable securities". On December 31, 2001, the fair market value of the 2.0 million shares of AMT previously reclassified as trading securities was $19.0 million. For the twelve months ended December 31, 2001, the fair value of the AMT shares classified as trading securities had decreased $57.2 million. The change in the fair market value of these shares has been recorded in earnings as "Gain on marketable securities".

FOREIGN CURRENCY RATE MANAGEMENT

As a result of the Company's foreign operations, the Company is exposed to foreign currency exchange risks related to its investment in net assets in foreign countries. To manage this risk, the Company enters into foreign denominated debt to hedge a portion of the effect of movements in currency exchange rates on these net investments. The Company's major foreign currency exposure involves markets with net investments in Euros and the British pound. The primary purpose of the Company's foreign currency hedging activities is to offset the translation gain or losses associated with the Company's net investments denominated in foreign currencies. Since the debt is denominated in the same currency of the foreign denominated net investment, the hedge will offset a portion of the translation changes in the corresponding net investment. Since an assessment of this hedge revealed no ineffectiveness, all of the translation gains and losses associated with this debt are reflected as a translation adjustment within accumulated other comprehensive income (loss) within shareholders' equity. As of December 31, 2001, cumulative translation losses, net of tax of $126.4 million have been reported as a part of "Accumulated other comprehensive income (loss)" within shareholders' equity.

NOTE F - COMMITMENTS AND CONTINGENCIES

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

The Company has minimum franchise payments associated with non-cancelable contracts that enable it to display advertising on such media as buses, taxis, trains, bus shelters and terminals. The majority of these contracts contain rent provisions that are calculated as the greater between a percentage of the relevant advertising revenue or a specified guaranteed minimum annual payment.

In addition, the Company has commitments relating to required purchases of property, plant, and equipment under certain street furniture contracts, as well as construction commitments for facilities and venues.

As of December 31, 2001, the Company's future minimum rental commitments, under non-cancelable lease agreements with terms in excess of one year; minimum rental payments under non-cancelable contracts in excess of one year; and capital expenditure commitments consist of the following:

(In thousands)
                                       Non-cancelable          Non-cancelable
                                            Lease                 Contracts        Capital Expenditures
                                            -----                 ---------        --------------------
     2002                                $  314,137              $  266,364              $419,625
     2003                                   266,785                 194,776               175,264
     2004                                   232,022                 157,852                17,457
     2005                                   198,271                 137,815                 2,301
     2006                                   176,094                  87,333                 2,600
     Thereafter                           1,251,765                 210,601                12,000
                                         ----------              ----------              --------
                                         $2,439,074              $1,054,741              $629,247
                                         ==========              ==========              ========

Rent expense charged to operations for 2001, 2000 and 1999 was $617.8 million, $429.5 million and $306.4 million, respectively.

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

As of December 31, 2001, the Company provided a contingent guarantee under a certain performance contract of approximately $64.0 million, including approximately $6.5 million related to the performance of a company controlled by Hicks, Muse, Tate & Furst Incorporated, of which a director of the Company is the Chairman of the Management Committee. In addition, during 2001, the Company realized a loss of $3.5 million under this guarantee as the company controlled by one of the Company's directors failed to perform under the contract.

Various acquisition agreements include deferred consideration payments including future contingent payments based on the financial performance of the acquired companies, generally over a one to five year period. Contingent payments involving the financial performance of the acquired companies are typically based on the acquired company meeting certain EBITDA targets as defined in the agreement. The contingent payment amounts are generally calculated based on predetermined multiples of the achieved EBITDA not to exceed a predetermined maximum payment. At December 31, 2001, the Company believes its maximum aggregate contingency, which is subject to the financial performance of the acquired companies, is approximately $45.0 million. In addition, certain acquisition agreements include deferred consideration payments based on performance requirements by the seller, generally over a one to five year period. Contingent payments based on performance requirements by the seller typically involve the completion of a development or obtaining appropriate permits that enable the Company to construct additional advertising displays. At December 31, 2001, the Company believes its maximum aggregate contingency, which is subject to performance requirements by the seller, is approximately $62.0 million. As the contingencies have not been met or resolved as of December 31, 2001, these amounts are not recorded.

As of December 31, 2001 and 2000, the Company guaranteed third party debt of approximately $225.2 million and $280.0 million, respectively, primarily related to long-term operating contracts. A substantial portion of the debt is secured by the third party's associated operating assets.

NOTE G - INCOME TAXES

Significant components of the provision for income tax expense (benefit) are as follows:

(In thousands)
                                           2001           2000          1999
                                           ----           ----          ----
Current - federal                       $  26,598       $ 63,366      $ 82,452
Current - foreign                          19,450          4,290        14,324
Current - state                            11,315         10,364        14,547
                                        ---------       --------      --------
  Total current                            57,363         78,020       111,323

Deferred - federal                       (137,213)       340,999        30,111
Deferred - foreign                        (13,462)        16,484       (10,049)
Deferred - state                          (11,659)        29,228        13,275
                                        ---------       --------      --------
  Total deferred                         (162,334)       386,711        33,337
                                        ---------       --------      --------
Income tax expense (benefit)            $(104,971)      $464,731      $144,660
                                        =========       ========      ========

Included in current - federal for 1999 is $8.1 million of benefit related to the extraordinary loss resulting from early extinguishment of long-term debt.

Significant components of the Company's deferred tax liabilities and assets as of December 31, 2001 and 2000 are as follows:

(In thousands)
                                                    2001                   2000
                                                    ----                   ----
Deferred tax liabilities:
  Intangibles and fixed assets                   $6,509,478             $6,603,021
  Unrealized gain in marketable securities           45,365                119,674
  Accrued liabilities                               120,636                120,636
  Foreign                                           101,704                115,039
  Equity in earnings                                  5,641                  5,156
  Investments                                         1,631                107,959
  Other                                              28,136                  3,617
                                                 ----------             ----------
Total deferred tax liabilities                    6,812,591              7,075,102

Deferred tax assets:
  Accrued expenses                                  143,682                144,917
  Long-term debt                                    104,678                 93,284
  Net operating loss carryforwards                  151,730                 15,454
  Alternative minimum tax carryforwards               2,697                     --
  Bad debt reserves                                  18,804                 22,355
  Deferred income                                    17,704                 11,403
  Other                                              25,149                 16,491
                                                 ----------             ----------
Total gross deferred tax assets                     464,444                303,904
Valuation allowance                                 164,070                     --
                                                 ----------             ----------
Total deferred tax assets                           300,374                303,904
                                                 ----------             ----------
Net deferred tax liabilities                     $6,512,217             $6,771,198
                                                 ==========             ==========

The deferred tax liability related to intangibles and fixed assets primarily relates to the difference in book and tax basis of acquired radio broadcast intangibles created from the Company's various stock acquisitions.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense (benefit) is:

(In thousands)
                                              2001                        2000                       1999
                                    ----------------------      ----------------------     ----------------------
                                      Amount       Percent        Amount       Percent       Amount       Percent
                                      ------       -------        ------       -------       ------       -------
Income tax expense
  (benefit) at statutory rates      $(437,149)       (35%)      $ 249,739        35%       $  83,439        35%
State income taxes, net
  of federal tax benefit                 (344)         0%          25,686         3%          18,084         8%
Amortization of goodwill              238,474         19%         169,365        24%          54,279        23%
Foreign taxes                          34,766          3%          20,774         3%           4,275         2%
Nondeductible items                     7,009          1%           4,812         1%           1,725         1%
Other, net                             52,273          4%          (5,645)       (1%)        (17,142)       (8%)
                                    ---------        ---        ---------        --        ---------        --
                                    $(104,971)        (8%)      $ 464,731        65%       $ 144,660        61%
                                    =========        ===        =========        ==        =========        ==

Included in the above reconciliation of income tax for 1999 is $8.1 million of benefit related to extraordinary loss resulting from early extinguishment of long-term debt.

The Company has certain net operating loss carryforwards amounting to $362.0 million, which expire in various amounts from 2003 to 2020. Approximately $269.0 million in net operating loss carryforwards were generated by certain acquired companies prior to their acquisition by the Company. During the current year, the Company did not utilize any net operating loss carryforwards.

During 2001, the Company recorded certain adjustments to deferred tax assets and related valuation allowances for net operating losses of certain acquired companies. If benefits are subsequently realized, the valuation allowance will be reversed through goodwill.

NOTE H - SHAREHOLDERS' EQUITY

COMMON STOCK WARRANTS

The Company assumed two issues of fully exercisable common stock warrants as a part of the merger with Jacor in 1999 with a fair value of $253.4 million.

Warrants expired September 18, 2001

The Company assumed 21.6 million common stock warrants that expired on September 18, 2001. Each warrant represented the right to receive .2355422 shares of the Company's common stock, at an exercise price of $24.19 per full share of the Company's common stock. The Company issued 5.1 million and 220 shares of common in 2001 and 2000, respectively, on exercises of these common stock warrants.

Warrants expiring February 27, 2002

The Company assumed 3.6 million common stock warrants that expire on February 27, 2002. Each warrant represents the right to receive .1304410 shares of the Company's common stock, at an exercise price of $34.56 per full share of the Company's common stock. The Company issued 15,768 and 99,550 shares of common in 2001 and 2000, respectively, on exercises of these common stock warrants. At December 31, 2001, approximately 348,000 shares of common stock were reserved for the conversion of these warrants.

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

As a result of the mergers with Jacor in 1999 and AMFM and SFX in 2000, the Company assumed stock options that were granted to employees and affiliates of these companies. These options were granted in accordance with each respective company's policy and under the terms of each respective company's stock option plans. Pursuant to the respective merger agreements, the Company assumed the obligation to fulfill all options granted in accordance with the original grant terms adjusted for the appropriate merger exchange ratio.

The following table presents a summary of the Company's stock options outstanding at and stock option activity during the years ended December 31, 2001, 2000 and 1999.

(In thousands, except per share data)                                                        Weighted Average
                                                                                              Exercise Price
                                                                                Options          Per Share
                                                                                -------          ---------
Options outstanding at January 1, 1999                                           6,007             17.00
Options assumed in acquisitions                                                  3,666             28.00
Options granted                                                                  1,580             63.00
Options exercised (1)                                                           (2,989)            13.00
Options forfeited                                                                 (214)            38.00
                                                                                ------
Options outstanding at December 31, 1999                                         8,050             32.00
                                                                                ======

Weighted average fair value of options granted during 1999                                         26.00

Options outstanding at January 1, 2000                                           8,050             32.00
Options assumed in acquisitions                                                 31,075             40.00
Options granted                                                                  3,540             62.00
Options exercised (1)                                                           (1,915)            21.00
Options forfeited                                                                 (638)            55.00
                                                                                ------
Options outstanding at December 31, 2000                                        40,112             41.00
                                                                                ======

Weighted average fair value of options granted during 2000                                         29.00

Options outstanding at January 1, 2001                                          40,112             41.00
Options granted                                                                 11,389             51.00
Options exercised (1)                                                           (2,928)            25.00
Options forfeited                                                               (1,426)            58.00
                                                                                ------
Options outstanding at December 31, 2001 (2)                                    47,147             44.00
                                                                                ======

Weighted average fair value of options granted during 2001                                         25.00

(1) The Company received an income tax benefit of $32.8 million, $30.6 million and $48.2 million relating to the options exercised during 2001, 2000 and 1999, respectively Such benefits are recorded as adjustments to "Additional paid-in capital" in the statement of shareholders' equity.

(2) Of the 47.1 million options outstanding at December 31, 2001, 32.4 million were exercisable at a weighted average exercise price of $39.6069. There were 32.5 million shares available for future grants under the various option plans at December 31, 2001. Vesting dates range from February 2002 to December 2006, and expiration dates range from February 2002 to December 2011 at exercise prices and average contractual lives as follows:

(In thousands of shares)
                        Outstanding    Weighted Average                         Exercisable      Weighted
      Range of             as of          Remaining         Weighted Average       as of          Average
   Exercise Prices        12/31/01     Contractual Life      Exercise Price      12/31/01     Exercise Price
   ---------------        --------     ----------------      --------------      --------     --------------
$ 0.0000   $ 11.2467        3,165             3.3               $ 5.3027           3,165         $ 5.3027
 11.2468  -  22.4933        2,293             4.1                15.2811           2,038          14.5792
 22.4934  -  33.7400        6,808             5.9                27.2901           6,462          27.2654
 33.7401  -  44.9867        5,370             5.5                42.6346           4,587          42.7986
 44.9868  -  56.2334       17,325             7.1                48.5536          11,112          49.1613
 56.2335  -  67.4800       10,120             6.0                60.2631           3,720          60.1482
 67.4801  -  78.7267        1,387             5.8                71.8544             695          73.4493
 78.7268  -  89.9734          609             3.6                83.3500             545          83.0135
 89.9735  - 101.2200           70             3.3                97.6911              61          98.4236
                           ------             ---               --------          ------         --------
                           47,147             6.0               $43.9188          32,385         $39.6069

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000 and 1999: risk-free interest rates of 5.2% and 4.9% for options granted in 2001 with an expected life of eight years and six years, respectively, and 6.0% for all options granted in 2000 and 1999; a dividend yield of 0%; the volatility factors of the expected market price of the Company's common stock used was 36% and 37% for options granted in 2001 with an expected life of eight years and six years, respectively, and 34% and 30% for 2000 and 1999, respectively; and the weighted average expected life of the option was eight years for all options granted with a ten year term and six years for options granted with a seven year term.

Pro forma net income and earnings per share, assuming that the Company had accounted for its employee stock options using the fair value method and amortized such to expense over the options' vesting period is as follows:

                                                                      2001            2000          1999
                                                                      ----            ----          ----
Net income (loss) before extraordinary item (in thousands)
  As reported                                                     $(1,144,026)      $248,808      $85,655
  Pro forma                                                       $(1,193,495)      $219,898      $70,781

Net income (loss) before extraordinary item per common share
  Basic:
    As reported                                                   $     (1.93)      $    .59      $   .27
    Pro forma                                                     $     (2.02)      $    .52      $   .23

  Diluted:
    As reported                                                   $     (1.93)      $    .57      $   .26
    Pro forma                                                     $     (2.02)      $    .50      $   .21

The weighted average fair value of stock options granted is required to be based on a theoretical option pricing model. In actuality, because the company's employee stock options are not traded on an exchange, employees can receive no value nor derive any benefit from holding stock options under these plans without an increase in the market price of Clear Channel stock. Such an increase in stock price would benefit all stockholders commensurately.

OTHER

As a result of mergers during 2000, the Company assumed 2.7 million employee stock options that will vest from January 2001 to April 2005. To the extent that these employees' options vest post-merger, the Company recognizes expense over the remaining vesting period. During the year ended December 31, 2001 and 2000, the Company recorded expense of $12.1 million and $3.8 million, respectively, related to the post-merger vesting of employee stock options. Additionally, during 2001 and 2000, as a result of severance negotiations with 20 employees, the Company accelerated the vesting of 109,000 and 470,000 existing employee stock options, respectively. Accordingly, the Company recorded expense during the years ended December 31, 2001 and 2000 equal to the intrinsic value of the accelerated options on the appropriate modification dates of $1.8 million and $11.7 million, respectively. The expense associated with stock options is recorded on the statement of operations as a component of "non-cash compensation expense".

COMMON STOCK RESERVED FOR FUTURE ISSUANCE

Common stock is reserved for future issuances of, approximately 79.6 million shares for issuance upon the various stock option plans to purchase the Company's common stock (including 47.1 million options currently granted), 9.3 million shares for issuance upon conversion of the Company's 2.625% Senior Convertible Notes, 9.5 million for issuance upon conversion of the Company's 1.5% Senior Convertible Notes, 3.1 million for issuance upon conversion of the Company's LYONs, .3 million for issuance upon conversion of the Company's Common Stock Warrants, and 11.9 million shares reserved for issuance upon consummation of a pending merger.

RECONCILIATION OF EARNINGS PER SHARE

(In thousands, except per share data)
                                                                  2001            2000           1999
                                                                  ----            ----           ----
NUMERATOR:
  Net income (loss) before extraordinary item                 $(1,144,026)      $248,808      $ 85,655
    Extraordinary item                                                 --             --       (13,185)
                                                              -----------       --------      --------
    Net income (loss)                                          (1,144,026)       248,808        72,470

  Effect of dilutive securities:
    Eller put/call option agreement                                    --             --        (2,300)
    Convertible debt - 2.625% issued in 1998                        9,358  *       9,811  *      9,811  *
    Convertible debt - 1.5% issued in 1999                          9,300  *       9,750  *        964  *
    LYONs - 1996 issue                                               (225) *          --          (311)
    LYONs - 1998 issue                                              4,594  *       4,595  *      2,944  *
    Less: Anti-dilutive items                                     (23,027)       (24,156)      (13,719)
                                                              -----------       --------      --------
Numerator for net income (loss) per
  common share - diluted                                      $(1,144,026)      $248,808      $ 69,859
                                                              ===========       ========      ========

DENOMINATOR:
  Weighted average common shares                                  591,965        423,969       312,610

  Effect of dilutive securities:
    Stock options and common stock warrants                        11,731  *      10,872         8,395
    Eller put/call option agreement                                    --             --           847
    Convertible debt - 2.625% issued in 1998                        9,282  *       9,282  *      9,282  *
    Convertible debt - 1.5% issued in 1999                          9,454  *       9,454  *        927  *
    LYONs - 1996 issue                                              1,743  *       3,870         2,556
    LYONs - 1998 issue                                              3,085  *       3,085  *      2,034  *
    Less: Anti-dilutive items                                     (35,295)       (21,821)      (12,243)
                                                              -----------       --------      --------
Denominator for net income (loss) per
  common share - diluted                                          591,965        438,711       324,408
                                                              ===========       ========      ========

Net income (loss) per common share:
  Basic:
    Net income (loss) before extraordinary item               $     (1.93)      $    .59      $    .27
    Extraordinary item                                                 --             --          (.04)
                                                              -----------       --------      --------
    Net income (loss)                                         $     (1.93)      $    .59      $    .23
                                                              ===========       ========      ========

  Diluted:
    Net income (loss) before extraordinary item               $     (1.93)      $    .57      $    .26
    Extraordinary item                                                 --             --          (.04)
                                                              -----------       --------      --------
    Net income (loss)                                         $     (1.93)      $    .57      $    .22
                                                              ===========       ========      ========

* Denotes items that are anti-dilutive to the calculation of earnings per share.

NOTE I - EMPLOYEE STOCK AND SAVINGS PLANS

The Company has various 401(K) savings and other plans for the purpose of providing retirement benefits for substantially all employees. Both the employees and the Company make contributions to the plan. The Company matches a portion of an employee's contribution. Company matched contributions vest to the employees based upon their years of service to the Company. Contributions to these plans of $21.9 million, $12.5 million and $7.9 million were charged to expense for 2001, 2000 and 1999, respectively.

In 2000, the Company initiated a non-qualified employee stock purchase plan for all eligible employees. Under the plan, shares of the company's common stock may be purchased at 85% of the market value on the day of purchase. Employees may purchase shares having a value not exceeding ten percent (10%) of their annual gross compensation or $25,000, whichever is lower. During 2001 and 2000, employees purchased 265,862 and 118,941 shares at a weighted average share price of $45.26 and $64.00, respectively.

In 2001, the Company initiated a non-qualified deferred compensation plan for highly compensated executives allowing deferrals of a portion of their annual salary and up to 80% of their bonus before taxes. The Company does not match any deferral amounts and retains ownership of all assets until distributed. The liability under this deferred compensation plan at December 31, 2001 was approximately $.6 million.

NOTE J - OTHER INFORMATION

(In thousands)
                                                                    For the year ended December 31,
                                                                ---------------------------------------
                                                                  2001           2000            1999
                                                                  ----           ----            ----
The following details the components of "Other
  income (expense) - net":
    Reimbursement of capital cost                               $ (9,007)      $ (14,370)      $     --
    Gain (loss) on disposal of fixed assets                       (1,087)          1,901          2,897
    Gain on sale of operating assets                             167,317              --             --
    Gain on sale of representation contracts                      13,463           2,997             --
    Software maintenance - third party                           (14,071)             --             --
    Minority interest                                             (6,289)         (4,059)        (2,769)
    Charitable contribution of treasury shares                        --              --         (4,102)
    Other                                                          1,941           1,767        (11,664)
                                                                --------       ---------       --------
Total other income (expense) - net                              $152,267       $ (11,764)      $(15,638)
                                                                ========       =========       ========

The following details the income tax expense
  (benefit) on items of other comprehensive income (loss):
    Foreign currency translation adjustments                    $ (3,101)      $  (4,270)      $  3,036
    Unrealized gain (loss) on securities:
      Unrealized holding gain (loss)                            $(75,280)      $(104,264)      $ 98,170
    Reclassification adjustment for gains
      on securities transferred to trading                      $(24,400)      $      --       $     --
    Reclassification adjustment for gains
      on SFX shares held prior to merger                        $     --       $ (19,668)      $     --
    Reclassification adjustments for (gain) loss
      included in net income (loss)                             $102,725       $   3,919       $ (8,026)

(In thousands)                                                            As of December 31,
                                                                     -------------------------
                                                                        2001            2000
                                                                        ----            ----
The following details the components of "Other current assets":
  Current film rights                                                $  20,451       $  17,533
  Inventory                                                             45,004          37,017
  Other                                                                 77,941          79,323
                                                                     ---------       ---------
Total other current assets                                           $ 143,396       $ 133,873
                                                                     =========       =========

The following details the components of "Accrued expenses":
  Acquisition accruals                                               $ 225,018       $ 384,025
  Accrued liabilities - other                                          551,950         502,879
                                                                     ---------       ---------
Total accrued expenses                                               $ 776,968       $ 886,904
                                                                     =========       =========

The following details the components of "Accumulated
  other comprehensive income (loss)":
    Cumulative currency translation adjustment                       $(126,448)      $(138,147)
    Cumulative unrealized gain on investments                           91,978         105,714
                                                                     ---------       ---------
Total accumulated other comprehensive income (loss)                  $ (34,470)      $ (32,433)
                                                                     =========       =========

NOTE K - SEGMENT DATA

The Company has three reportable operating segments - radio broadcasting, outdoor advertising and live entertainment. Revenue and expenses earned and charged between segments are recorded at fair value and eliminated in consolidation. At December 31, 2001, the radio broadcasting segment included 1,165 radio stations for which the Company is the licensee and 75 radio stations operated under lease management or time brokerage agreements. The radio broadcasting segment also operates various radio networks. At December 31, 2001, the outdoor advertising segment owned or operated 730,039 advertising display faces. Of these, 156,623 are in U.S. markets and the remaining 573,416 displays are in international markets. At December 31, 2001, the live entertainment segment owned or operated 96 venues. Of these, 68 venues are in 34 domestic markets and the remaining 28 venues are in three international markets.

"Other" includes television broadcasting, sports representation and media representation.


(In thousands)
                                      Radio           Outdoor           Live
                                  Broadcasting      Advertising     Entertainment        Other
                                  ------------      -----------     -------------        -----
2001
Revenue                            $ 3,455,553       $1,748,031       $2,477,640       $  423,651
Divisional operating expenses        2,104,719        1,220,681        2,327,109          349,069
Non-cash compensation                   12,373               --               --              738
Depreciation                           218,125          254,349           63,637           35,001
Amortization                         1,401,861          305,149          226,410           34,956
Corporate expenses                          --               --               --               --
                                   -----------       ----------       ----------       ----------
Operating income (loss)            $  (281,525)      $  (32,148)      $ (139,516)      $    3,887
                                   ===========       ==========       ==========       ==========

Identifiable assets                $33,406,019       $7,707,761       $5,412,507       $  874,037
Capital expenditures               $   144,786       $  264,727       $   67,555       $   84,446

(In thousands)

                                   Corporate       Eliminations     Consolidated
                                   ---------       ------------     ------------
2001
Revenue                            $       --       $(134,872)      $ 7,970,003
Divisional operating expenses              --        (134,872)        5,866,706
Non-cash compensation                   3,966              --            17,077
Depreciation                           22,992              --           594,104
Amortization                               --              --         1,968,376
Corporate expenses                    187,434              --           187,434
                                   ----------       ---------       -----------
Operating income (loss)            $ (214,392)      $      --       $  (663,694)
                                   ==========       =========       ===========

Identifiable assets                $  202,818       $      --       $47,603,142
Capital expenditures               $   36,874       $      --       $   598,388

(In thousands)
                                      Radio           Outdoor           Live
                                  Broadcasting      Advertising     Entertainment        Other
                                  ------------      -----------     -------------        -----
2000
Revenue                            $ 2,431,544       $1,729,438       $  952,025       $  314,559
Divisional operating expenses        1,385,848        1,078,540          878,553          220,025
Non-cash compensation                    4,359               --               --               --
Depreciation                            84,345          228,630           25,269           18,809
Amortization                           714,723          208,719           92,482           17,499
Corporate expenses                          --               --               --               --
                                   -----------       ----------       ----------       ----------
Operating income (loss)            $   242,269       $  213,549       $  (44,279)      $   58,226
                                   ===========       ==========       ==========       ==========

Identifiable assets                $34,003,430       $7,683,182       $5,238,690       $1,282,194
Capital expenditures               $   139,923       $  250,271       $   46,707       $   34,469

1999
Revenue                            $ 1,230,754       $1,253,732       $       --       $  199,532
Divisional operating expenses          731,062          785,636               --          121,275
Non-cash compensation                       --               --               --               --
Depreciation                            47,123          201,083               --           13,142
Amortization                           279,440          171,215               --            8,336
Corporate expenses                          --               --               --               --
                                   -----------       ----------       ----------       ----------
Operating income (loss)            $   173,129       $   95,798       $       --       $   56,779
                                   ===========       ==========       ==========       ==========

Identifiable assets                $ 9,571,687       $5,978,562       $       --       $1,213,048
Capital expenditures               $    58,346       $  154,133       $       --       $   22,778

(In thousands)
                                    Corporate      Eliminations     Consolidated
                                    ---------      ------------     ------------
2000
Revenue                            $       --       $ (82,260)      $ 5,345,306
Divisional operating expenses              --         (82,260)        3,480,706
Non-cash compensation                  11,673              --            16,032
Depreciation                           10,587              --           367,640
Amortization                               --              --         1,033,423
Corporate expenses                    142,627              --           142,627
                                   ----------       ---------       -----------
Operating income (loss)            $ (164,887)      $      --       $   304,878
                                   ==========       =========       ===========

Identifiable assets                $1,848,965       $      --       $50,056,461
Capital expenditures               $   24,181       $      --       $   495,551

1999
Revenue                            $       --       $  (5,858)      $ 2,678,160
Divisional operating expenses              --          (5,858)        1,632,115
Non-cash compensation                      --              --                --
Depreciation                            1,894              --           263,242
Amortization                               --              --           458,991
Corporate expenses                     70,146              --            70,146
                                   ----------       ---------       -----------
Operating income (loss)            $  (72,040)      $      --       $   253,666
                                   ==========       =========       ===========

Identifiable assets                $   58,215       $      --       $16,821,512
Capital expenditures               $    3,481       $      --       $   238,738

Revenue of $1.3 billion, $1.0 billion and $567.2 million and identifiable assets of $2.9 billion, $2.7 billion and $1.3 billion derived from the Company's foreign operations are included in the data above for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE L - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

                                              March 31,                   June 30,
                                              ---------                   --------
                                         2001          2000          2001          2000
                                         ----          ----          ----          ----
Revenue                               $1,628,363    $  782,539    $2,179,261    $  965,875
Operating expenses:
  Divisional operating expenses        1,179,068       519,961     1,520,215       562,729
  Non-cash compensation                    3,894            --         8,456            --
  Depreciation and amortization          613,751       220,054       644,850       228,687
  Corporate expenses                      45,071        24,578        47,611        27,867
                                      ----------    ----------    ----------    ----------
Operating income (loss)                 (213,421)       17,946       (41,871)      146,592
Interest expense                         156,400        55,549       137,539        69,911
Gain (loss) on sale of assets
  related to mergers                      (6,390)           --       (51,000)           --
Gain on marketable securities             18,456            --         5,349            --
Equity in earnings (loss) of
  nonconsolidated affiliates                 563         2,936         4,045         6,667
Other income (expense) - net              (7,633)          398        (9,765)        1,226
                                      ----------    ----------    ----------    ----------
Income (loss) before income
  taxes                                 (364,825)      (34,269)     (230,781)       84,574
Income tax (expense) benefit (1)          55,597        (5,133)       (6,220)      (53,339)
                                      ----------    ----------    ----------    ----------
Net income (loss)                     $ (309,228)   $  (39,402)   $ (237,001)   $   31,235
                                      ==========    ==========    ==========    ==========

Net income (loss) per common share:
    Basic                             $     (.53)   $     (.12)   $     (.40)   $      .09
    Diluted                           $     (.53)   $     (.12)   $     (.40)   $      .09

Stock price:
    High                              $    68.08    $    95.50    $    65.60    $    83.00
    Low                                    47.25         60.00         50.12         62.06

                                            September 30,               December 31,
                                            -------------               ------------
                                         2001          2000          2001          2000
                                         ----          ----          ----          ----
Revenue                               $2,300,233    $1,576,719    $1,862,146    $2,020,173
Operating expenses:
  Divisional operating expenses        1,696,581     1,062,284     1,470,842     1,335,732
  Non-cash compensation                    2,581         3,151         2,146        12,881
  Depreciation and amortization          652,771       372,059       651,108       580,263
  Corporate expenses                      48,150        39,417        46,602        50,765
                                      ----------    ----------    ----------    ----------
Operating income (loss)                  (99,850)       99,808      (308,552)       40,532
Interest expense                         134,744       105,335       131,394       152,309
Gain (loss) on sale of assets
  related to mergers                          --       805,183      (156,316)      (21,440)
Gain on marketable securities              5,707            --        (3,692)       (5,369)
Equity in earnings (loss) of
  nonconsolidated affiliates               7,011         8,433        (1,226)        7,119
Other income (expense) - net              (1,651)       (8,964)      171,316        (4,424)
                                      ----------    ----------    ----------    ----------
Income (loss) before income
  taxes                                 (223,527)      799,125      (429,864)     (135,891)
Income tax (expense) benefit (1)          (8,671)     (350,198)       64,265       (56,061)
                                      ----------    ----------    ----------    ----------
Net income (loss)                     $ (232,198)   $  448,927    $ (365,599)   $ (191,952)
                                      ==========    ==========    ==========    ==========

Net income (loss) per common share:
    Basic                             $     (.39)   $     1.04    $     (.61)   $     (.33)
    Diluted                           $     (.39)   $      .96    $     (.61)   $     (.33)

Stock price:
    High                              $    64.15    $    85.81    $    51.60    $    61.00
    Low                                    35.20         54.75         36.99         43.88

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

      The following information is submitted with respect to our executive officers as of December 31, 2001.

                         Age on
                      December 31,                                                                              Officer
Name                      2001                                Position                                           Since
L. Lowry Mays              66          Chairman/Chief Executive Officer                                           1972
Mark P. Mays               38          President/Chief Operating Officer                                          1989
Randall T. Mays            36          Executive Vice President/Chief Financial Officer                           1993
Herbert W. Hill, Jr.       42          Senior Vice President/Chief Accounting Officer                             1989
Kenneth E. Wyker           40          Senior Vice President/General Counsel and Secretary                        1993
Karl Eller                 73          Chief Executive Officer - Clear Channel Outdoor                            1997
Roger Parry                48          Chief Executive Officer - Clear Channel International                      1998
Paul Meyer                 59          President/Chief Operating Officer - Clear Channel Outdoor                  1999
Juliana F. Hill            32          Senior Vice President/Finance                                              1999
Randy Michaels             49          Chairman/Chief Executive Officer - Clear Channel Radio                     1999
Brian Becker               45          Chairman/Chief Executive Officer - Clear Channel Entertainment             2000
William Moll               64          President - Television Division                                            2001

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

      Mr. Eller was appointed Chief Executive Officer - Clear Channel Outdoor (formerly Eller Media) in April 1997. Prior thereto, he was the Chief Executive Officer of Eller Media Company from August 1995 to April 1997. Mr. Eller retired from Clear Channel Communications effective December 31, 2001.

      Mr. Parry was appointed Chief Executive Officer - Clear Channel International in June 1998. Prior thereto, he was the Chief Executive of More Group plc for the remainder of the relevant five-year period.

      Mr. Meyer was appointed President - Clear Channel Outdoor (formerly Eller Media) in March 1999. Prior thereto he was the Executive Vice President and General Counsel of Eller Media from March 1996 to March 1999. Mr. Meyer was appointed President/Chief Executive Officer - Clear Channel Outdoor effective with Mr. Eller's retirement on December 31, 2001.

      Ms. Hill was appointed Senior Vice President/Finance in May 2000. Prior thereto, she was Vice President/Finance and Strategic Development from March 1999 to May 2000. She was an Associate at US WEST Communications from August 1998 to March 1999 and she was a student at Kellogg School of Management, Northwestern University for the remainder of the relevant five-year period.

      Mr. Michaels was appointed Chairman/Chief Executive Officer of Clear Channel Radio in May 2000. Prior thereto he was President of Radio from May 1999 to May 2000. Prior thereto he was the Chief Executive Officer of Jacor Communications, Inc. for the remainder of the relevant five-year period.

      Mr. Becker was appointed Chairman/Chief Executive Officer - Clear Channel Entertainment in October 2000. Prior thereto he was the Executive Vice President of SFX Entertainment, Inc. from February 1998 to October 2000 and he was Chief Executive Officer of PACE Entertainment Corp. for the remainder of the relevant five-year period.

      Mr. Moll was appointed President - Television Division in January, 2001. Prior thereto, he was the President, WKRC-TV, Cincinnati, OH for the remainder of the relevant five-year period.

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

Consolidated Balance Sheets as of December 31, 2001 and 2000
Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999.
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2001, 2000 and 1999.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999.
Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedule.

The following financial statement schedule for the years ended December 31, 2001, 2000 and 1999 and related report of independent auditors is filed as part of this report and should be read in conjunction with the consolidated financial statements.

Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

(In thousands)

                                          Charges
                         Balance at      to Costs,       Write-off                          Balance
                          Beginning      Expenses       of Accounts                        at end of
     Description          of period      and other      Receivable       Other (1)          Period
     -----------          ---------      ---------      ----------       ---------          ------
Year ended
December 31,
1999                       $13,508        $12,975         $15,640         $15,252           $26,095
                           =======        =======         =======         =======           =======

Year ended
December 31,
2000                       $26,095        $34,168         $36,065         $36,433           $60,631
                           =======        =======         =======         =======           =======

Year ended
December 31,
2001                       $60,631        $87,041         $88,122         $ 1,520           $61,070
                           =======        =======         =======         =======           =======

(1) Allowance for accounts receivable acquired in acquisitions net of deletions related to dispositions.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Deferred Tax Asset Valuation Allowance

(In thousands)

                                          Charges
                          Balance at      to Costs,                                        Balance
                          Beginning       Expenses                                        at end of
     Description          of period       and other    Deletions (2)    Other (1)          Period
     -----------          ---------       ---------    -------------    ---------          ------
Year ended
December 31,
1999                       $19,837        $    --         $    --       $ 17,780          $ 37,617
                           =======        =======         =======       ========          ========

Year ended
December 31,
2000                       $37,617        $    --         $37,617       $     --          $     --
                           =======        =======         =======       ========          ========

Year ended
December 31,
2001                       $    --        $    --         $    --       $164,070          $164,070
                           =======        =======         =======       ========          ========

(1) Related to allowance for net operating loss carryforwards and other deferred tax assets assumed in acquisitions.

(2) Based on the Company's reassessment of the likelihood of the realization of future benefits, the valuation allowance was reduced to zero during 2000.

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

2.3 Agreement and Plan of Merger dated as of October 5, 2001, by and among Clear Channel, CCMM Sub, Inc. and The Ackerley Group, Inc.
            (incorporated by reference to the exhibits of Clear Channel's
            Current Report on Form 8-K filed October 9, 2001).

3.1 Current Articles of Incorporation of the Company (incorporated by reference to the exhibits of the Company's Registration Statement on Form S-3 (Reg. No. 333-33371) dated September 9, 1997).

3.2 Third Amended and Restated Bylaws of the Company (incorporated by reference to the exhibits of the Company's Registration Statement on Form S-4 (Reg. No. 333-74196) dated November 29, 2001).

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

4.12        Tenth Supplemental Indenture dated October 26, 2001, to Senior
            Indenture dated October 1, 1997, by and between Clear Channel
            Communications, Inc. and The Bank of New York, as Trustee
            (incorporated by reference to the exhibits to Clear Channel's
            Quarterly Report on Form 10-Q for the quarter ended September 30,
            2001).

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

10.6        The Clear Channel Communications, Inc. 1998 Stock Incentive Plan
            (incorporated by reference to Appendix A to the Company's Definitive
            14A Proxy Statement dated March 24, 1998).

10.7        Voting Agreement dated as of October 8, 1998, by and among Jacor
            Communications, Inc. and L. Lowry Mays, Mark P. Mays and Randall T.
            Mays and certain related family trusts (incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.8        Shareholders Agreement dated October 2, 1999, by and among Clear
            Channel, L. Lowry Mays, 4-M Partners, Ltd., Hicks, Muse, Tate &
            Furst Equity Fund II, L.P., HM2/HMW, L.P., HM2/Chancellor, L.P.,
            HM4/Chancellor, L.P., Capstar Broadcasting Partners, L.P., Capstar
            BT Partners, L.P., Capstar Boston Partners, L.L.C., and Thomas O.
            Hicks (incorporated by reference to Annex B to Clear Channel
            Communications, Inc., Registrations Statement on Form S-4 (Reg. No.
            333-32532) dated March 15, 2000).

10.9        Registration Rights Agreement dated as of October 2, 1999, among
            Clear Channel and Hicks, Muse, Tate & Furst Equity Fund II, L.P.,
            HM2/HMW, L.P., HM2/Chancellor, L.P., HM4/Chancellor, L.P., Capstar
            Broadcasting Partners, L.P., Capstar BT Partners, L.P., Capstar
            Boston Partners, L.L.C., Thomas O. Hicks, John R. Muse, Charles W.
            Tate, Jack D. Furst, Michael J. Levitt, Lawrence D. Stuart, Jr.,
            David B Deniger and Dan H. Blanks (incorporated by reference to
            Annex C to Clear Channel Communications, Inc., Registrations
            Statement on Form S-4 (Reg. No. 333-32532) dated March 15, 2000).

10.10       Stockholder Voting and Support Agreement, dated as of October 5,
            2001, by and between Clear Channel Communications, Inc. and Barry A.
            Ackerley (incorporated by reference to the exhibits to Clear
            Channel's Current Report on Form 8-K filed October 9, 2001).

EXHIBIT
NUMBER                                  DESCRIPTION
10.11       Employment Agreement by and between Clear Channel Communications,
            Inc. and L. Lowry Mays dated October 1, 1999. (incorporated by reference to the exhibits to Clear Channel's Quarterly Report on
            Form 10-Q for the quarter ended September 30, 1999).

10.12       Employment Agreement by and between Clear Channel Communications,
            Inc. and Mark P. Mays dated October 1, 1999. (incorporated by reference to the exhibits to Clear Channel's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.13       Employment Agreement by and between Clear Channel Communications,
            Inc. and Randall T. Mays dated October 1, 1999. (incorporated by reference to the exhibits to Clear Channel's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.14       Fourth Amended and Restated Credit Agreement by and among Clear
            Channel Communications, Inc., Bank of America, N.A., as administrative agent, Fleet National Bank, as documentation agent, the Bank of Montreal and Toronto Dominion (Texas), Inc., as co-syndication agents, and certain other lenders dated June 15, 2000
            (incorporated by reference to the exhibits of Clear Channel's registration statement on Form S-3 (Reg. No. 333-42028) dated July
            21, 2000).

10.15       Credit Agreement among Clear Channel Communications, Inc., Bank of
            America, N.A., as administrative agent, Chase Securities Inc., as syndication agent, and certain other lenders dated August 30, 2000.
            (incorporated by reference to the exhibits to Clear Channel's Annual
            Report on Form 10-K for the year ended December 31, 2000).

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

99.1        Report of Independent Auditors on Financial Statement Schedules -
            Ernst & Young LLP.

99.2        Report of Independent Auditors - KPMG LLP.

--------------------

(b)   Reports on Form 8-K.

      We filed a report on Form 8-K dated October 9, 2001 that reported that we had entered into an Agreement and Plan of Merger with The Ackerley Group, Inc.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 18, 2002.

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

              NAME                                 TITLE                                DATE
              ----                                 -----                                ----
/S/ L. Lowry Mays                Chairman, Chief Executive Officer and Director    March 18, 2002
L. Lowry Mays

/S/ Mark P. Mays                 President and Chief Operating Officer and         March 18, 2002
Mark P. Mays                     Director

/S/ Randall T. Mays              Executive Vice President and Chief Financial      March 18, 2002
Randall T. Mays                  Officer (Principal Financial Officer) and
                                 Director

/S/ Herbert W. Hill, Jr.         Senior Vice President and Chief Accounting        March 18, 2002
Herbert W. Hill, Jr.             Officer (Principal Accounting Officer)

/S/ Robert L. Crandall           Director                                          March 18, 2002
Robert L. Crandall

              NAME                                 TITLE                                DATE
              ----                                 -----                                ----
/S/ Alan D. Feld                 Director                                          March 18, 2002
Alan D. Feld

/S/ Thomas O. Hicks              Director                                          March 18, 2002
Thomas O. Hicks

/S/ Vernon E. Jordan, Jr.        Director                                          March 18, 2002
Vernon E. Jordan, Jr.

/S/ Perry J. Lewis               Director                                          March 18, 2002
Perry J. Lewis

/S/ B. J. McCombs                Director                                          March 18, 2002
B. J. McCombs

/S/ Theodore H. Strauss          Director                                          March 18, 2002
Theodore H. Strauss

/S/ John H. Williams             Director                                          March 18, 2002
John H. Williams

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

2.3 Agreement and Plan of Merger dated as of October 5, 2001, by and among Clear Channel, CCMM Sub, Inc. and The Ackerley Group, Inc.
            (incorporated by reference to the exhibits of Clear Channel's
            Current Report on Form 8-K filed October 9, 2001).

3.1 Current Articles of Incorporation of the Company (incorporated by reference to the exhibits of the Company's Registration Statement on Form S-3 (Reg. No. 333-33371) dated September 9, 1997).

3.2 Third Amended and Restated Bylaws of the Company (incorporated by reference to the exhibits of the Company's Registration Statement on Form S-4 (Reg. No. 333-74196) dated November 29, 2001).

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

4.12        Tenth Supplemental Indenture dated October 26, 2001, to Senior
            Indenture dated October 1, 1997, by and between Clear Channel
            Communications, Inc. and The Bank of New York, as Trustee
            (incorporated by reference to the exhibits to Clear Channel's
            Quarterly Report on Form 10-Q for the quarter ended September 30,
            2001).

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

10.6        The Clear Channel Communications, Inc. 1998 Stock Incentive Plan
            (incorporated by reference to Appendix A to the Company's Definitive
            14A Proxy Statement dated March 24, 1998).

10.7        Voting Agreement dated as of October 8, 1998, by and among Jacor
            Communications, Inc. and L. Lowry Mays, Mark P. Mays and Randall T.
            Mays and certain related family trusts (incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.8        Shareholders Agreement dated October 2, 1999, by and among Clear
            Channel, L. Lowry Mays, 4-M Partners, Ltd., Hicks, Muse, Tate &
            Furst Equity Fund II, L.P., HM2/HMW, L.P., HM2/Chancellor, L.P.,
            HM4/Chancellor, L.P., Capstar Broadcasting Partners, L.P., Capstar
            BT Partners, L.P., Capstar Boston Partners, L.L.C., and Thomas O.
            Hicks (incorporated by reference to Annex B to Clear Channel
            Communications, Inc., Registrations Statement on Form S-4 (Reg. No.
            333-32532) dated March 15, 2000).

10.9        Registration Rights Agreement dated as of October 2, 1999, among
            Clear Channel and Hicks, Muse, Tate & Furst Equity Fund II, L.P.,
            HM2/HMW, L.P., HM2/Chancellor, L.P., HM4/Chancellor, L.P., Capstar
            Broadcasting Partners, L.P., Capstar BT Partners, L.P., Capstar
            Boston Partners, L.L.C., Thomas O. Hicks, John R. Muse, Charles W.
            Tate, Jack D. Furst, Michael J. Levitt, Lawrence D. Stuart, Jr.,
            David B Deniger and Dan H. Blanks (incorporated by reference to
            Annex C to Clear Channel Communications, Inc., Registrations
            Statement on Form S-4 (Reg. No. 333-32532) dated March 15, 2000).

10.10       Stockholder Voting and Support Agreement, dated as of October 5,
            2001, by and between Clear Channel Communications, Inc. and Barry A.
            Ackerley (incorporated by reference to the exhibits to Clear
            Channel's Current Report on Form 8-K filed October 9, 2001).

EXHIBIT
NUMBER                                  DESCRIPTION
10.11       Employment Agreement by and between Clear Channel Communications,
            Inc. and L. Lowry Mays dated October 1, 1999. (incorporated by reference to the exhibits to Clear Channel's Quarterly Report on
            Form 10-Q for the quarter ended September 30, 1999).

10.12       Employment Agreement by and between Clear Channel Communications,
            Inc. and Mark P. Mays dated October 1, 1999. (incorporated by reference to the exhibits to Clear Channel's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.13       Employment Agreement by and between Clear Channel Communications,
            Inc. and Randall T. Mays dated October 1, 1999. (incorporated by reference to the exhibits to Clear Channel's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.14       Fourth Amended and Restated Credit Agreement by and among Clear
            Channel Communications, Inc., Bank of America, N.A., as administrative agent, Fleet National Bank, as documentation agent, the Bank of Montreal and Toronto Dominion (Texas), Inc., as co-syndication agents, and certain other lenders dated June 15, 2000
            (incorporated by reference to the exhibits of Clear Channel's registration statement on Form S-3 (Reg. No. 333-42028) dated July
            21, 2000).

10.15       Credit Agreement among Clear Channel Communications, Inc., Bank of
            America, N.A., as administrative agent, Chase Securities Inc., as syndication agent, and certain other lenders dated August 30, 2000.
            (incorporated by reference to the exhibits to Clear Channel's Annual
            Report on Form 10-K for the year ended December 31, 2000).

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