Form 10-Q
period 2002-03-31
CLEAR CHANNEL COMMUNICATIONS INC
filed 2002-05-14
CIK 739708

FORM 10–Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002

Commission file number 1–9645

CLEAR CHANNEL COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Texas	74–1787539
(State of Incorporation)	(I.R.S. Employer Identification No.)

200 East Basse Road
San Antonio, Texas 78209
(210) 822–2828
(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each class of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2002
Common Stock, $.10 par value	600,308,642

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

PART I

Item 1.    UNAUDITED FINANCIAL STATEMENTS

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)

	March 31, 2002 (Unaudited)	December 31, 2001 (Audited)
Current Assets
Cash and cash equivalents	$181,941	$154,744
Restricted cash	18,960	4,600
Accounts receivable, less allowance of $68,187 at March 31, 2002 and $61,070 at December 31, 2001	1,322,595	1,475,276
Prepaid expenses	231,236	163,283
Income tax receivable	8,190	—
Other current assets	137,777	143,396

Total Current Assets	1,900,699	1,941,299

Property, Plant and Equipment
Land, buildings and improvements	1,398,322	1,388,332
Structures and site leases	2,244,831	2,210,309
Towers, transmitter and studio equipment	633,249	634,532
Furniture and other equipment	557,767	556,977
Construction in progress	242,011	191,048

	5,076,180	4,981,198
Less accumulated depreciation	(1,117,910)	(1,024,449)

	3,958,270	3,956,749

Intangible Assets
Definite-lived intangibles, net	774,440	814,306
Indefinite-lived intangibles—licenses	11,466,966	21,116,280
Indefinite-lived intangibles—other	155,593	155,593
Goodwill	6,756,704	18,267,306

Other Assets
Notes receivable	30,729	45,856
Investments in, and advances to, nonconsolidated affiliates	504,357	502,185
Other assets	477,302	449,227
Other investments	274,671	354,341

Total Assets	$26,299,731	$47,603,142

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY
(In thousands)

	March 31, 2002 (Unaudited)	December 31, 2001 (Audited)
Current Liabilities
Accounts payable	$285,226	$292,539
Accrued interest	124,502	85,842
Accrued expenses	712,936	803,709
Accrued income taxes	—	10,097
Current portion of long-term debt	1,358,817	1,515,221
Deferred income	330,909	234,559
Other current liabilities	21,416	17,890

Total Current Liabilities	2,833,806	2,959,857

Long-term debt	7,757,357	7,967,713
Deferred income taxes	2,230,173	6,512,217
Other long-term liabilities	370,372	374,307

Minority interest	48,631	52,985

Shareholders’ Equity
Common stock	60,030	59,827
Additional paid-in capital	30,395,633	30,320,916
Common stock warrants	—	12,373
Accumulated deficit	(17,287,283)	(599,086)
Accumulated other comprehensive income (loss)	(86,328)	(34,470)
Other	(6,591)	(8,218)
Cost of shares held in treasury	(16,069)	(15,279)

Total shareholders’ equity	13,059,392	29,736,063

Total Liabilities and Shareholders’ Equity	$26,299,731	$47,603,142

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended March 31,
	2002	2001
Revenue	$1,697,987	$1,628,363

Operating expenses:
Divisional operating expenses (excludes non-cash compensation expenses of $1,460 and $3,894 in 2002 and 2001, respectively)	1,288,977	1,179,068
Non-cash compensation expense	1,838	3,894
Depreciation and amortization	142,418	613,751
Corporate expenses (excludes non-cash compensation expenses of $378 and $0 in 2002 and 2001, respectively)	38,969	45,071

Operating income (loss)	225,785	(213,421)

Interest expense	110,367	156,400
Gain (loss) on sale of assets related to mergers	3,991	(6,390)
Gain (loss) on marketable securities	2,984	18,456
Equity in earnings of nonconsolidated affiliates	3,213	563
Other income (expense) – net	26,207	(7,633)

Income (loss) before income taxes and cumulative effect of a change in accounting principle	151,813	(364,825)
Income tax (expense) benefit:
Current	6,593	15,144
Deferred	(68,077)	40,453

Income (loss) before cumulative effect of a change in accounting principle	90,329	(309,228)
Cumulative effect of a change in accounting principle	(16,778,526)	—

Net loss	(16,688,197)	(309,228)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(12,262)	(43,354)
Unrealized gain (loss) on securities:
Unrealized holding gain (loss)	(37,121)	(150,661)
Reclassification adjustment for gains on securities transferred to trading	—	(45,315)
Reclassification adjustment for (gains) losses included in net income (loss)	(2,475)	41,967

Comprehensive loss	$(16,740,055)	$(506,591)

Per common share:
Income (loss) before cumulative effect of a change in accounting principle
Basic	$.15	$(.53)
Diluted	$.15	$(.53)

Cumulative effect of a change in accounting principle – Basic & Diluted	$(28.00)	$—

Net loss
Basic	$(27.85)	$(.53)
Diluted	$(27.85)	$(.53)

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2002	2001
Cash Flows from operating activities:
Net loss	$(16,688,197)	$(309,228)

Reconciling Items:
Cumulative effect of a change in accounting principle, net of tax	16,778,526	—
Depreciation and amortization	142,418	613,751
Deferred taxes	68,077	(40,453)
(Gain) loss on disposal of assets	(14,698)	5,411
(Gain) loss on sale of assets related to mergers	(3,991)	6,390
(Gain) loss on sale of available-for-sale securities	—	29,205
(Gain) loss on sale of other investments	—	22,928
(Gain) loss forward exchange contract	(10,966)	(39,828)
(Gain) loss on trading securities	7,982	(30,761)
Increase (decrease) accrued income and other taxes	(530)	(439,817)
Increase (decrease) other, net	(7,837)	281
Changes in other operating assets and liabilities, net of effects of acquisitions	179,069	158,312

Net cash provided by (used in) operating activities	449,853	(23,809)

Cash flows from investing activities:
(Investment in) liquidation of restricted cash, net	(14,347)	544,034
Decrease (increase) in notes receivable – net	1,899	(5,509)
Decrease (increase) in investments in and advances to nonconsolidated affiliates—net	(3,418)	10,436
Purchases of investments	(250)	(519)
Proceeds from sale of investments	11,827	275,634
Purchases of property, plant and equipment	(108,650)	(125,243)
Proceeds from disposal of assets	9,945	7,386
Proceeds from divestitures placed in restricted cash	18,000	41,000
Acquisition of operating assets	(17,138)	(94,104)
Acquisition of operating assets with restricted cash	(3,653)	(317,343)
Decrease (increase) in other-net	(31,979)	(17,468)

Net cash (used in) provided by investing activities	(137,764)	318,304

Cash flows from financing activities:
Draws on credit facilities	325,760	858,690
Payments on credit facilities	(500,722)	(1,270,253)
Payments on long-term debt	(153,458)	(2,109)
Proceeds from forward exchange contract	—	84,189
Proceeds from exercise of stock options, stock purchased plan and common stock warrants	43,528	36,295

Net cash used in financing activities	(284,892)	(293,188)

Net increase in cash and cash equivalents	27,197	1,307

Cash and cash equivalents at beginning of period	154,744	196,838

Cash and cash equivalents at end of period	$181,941	$198,145

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1:    PREPARATION OF INTERIM FINANCIAL STATEMENTS

The consolidated financial statements have been prepared by Clear Channel Communications, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2001 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of the Company and its subsidiaries, the majority of which are wholly-owned. Investments in companies in which the Company owns 20 percent to 50 percent of the voting common stock or otherwise exercises significant influence over operating and financial policies of the company are accounted for under the equity method. All significant intercompany transactions are eliminated in the consolidation process. Certain reclassifications have been made to the 2001 consolidated financial statements to conform to the 2002 presentation.

Note 2:    RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, the Company adopted Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”). Statement 144 supersedes Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. Statement 144 also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. Adoption of Statement 144 had no impact on the financial position of the Company or its results of operations.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“Statement 145”). Statement 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Statement 145 also rescinds FASB Statement No. 44, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Statement 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Early adoption of Statement 145 is encouraged and may be as of the beginning of the fiscal year or as of the beginning of the interim period in which the statement issued. The Company has elected to early adopt this statement effective January 1, 2002. Management does not believe adoption of this statement materially impacted the Company’s financial position or results of operations.

Note 3:    INTANGIBLE ASSETS AND GOODWILL

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”). Statement 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. Statement 142 establishes new accounting for goodwill and other intangible assets recorded in business combinations. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives.

The following table presents the impact of Statement 142 on net earnings (loss) and net earnings (loss) per share as if the standard had been in effect for the three months ended March 31, 2001:

(In thousands)

Three Months Ended March 31, 2001
Adjusted Net Income (Loss):
Reported Net Loss	$(309,228)
Add Back: Goodwill Amortization	218,923
Add Back: License Amortization	216,983
Tax Impact	(100,602)

Adjusted Net Income	$26,076

Basic Earnings (Loss) per share:
Reported Net Loss	$(.53)
Add Back: Goodwill Amortization	.37
Add Back: License Amortization	.37
Tax Impact	(.17)

Adjusted Earnings per Share—Basic	$.04

Diluted Earnings (Loss) per Share:
Reported Net Loss	$(.53)
Anti-dilutive adjustment	.02
Add Back: Goodwill Amortization	.36
Add Back: License Amortization	.36
Tax Impact	(.17)

Adjusted Earnings per Share—Diluted	$.04

Definite-lived Intangibles

The Company has definite-lived intangible assets recorded that continue to be amortized in accordance with Statement 142. These assets consist primarily of transit and street furniture contracts and other contractual rights in the outdoor segment, talent contracts in the radio segment, and in the Company’s other segment, representation contracts for non-affiliated television and radio stations, all of which are amortized over the respective lives of the agreements. Other definite-lived intangible assets are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. In accordance with the transitional requirements of Statement 142, the Company reassessed the useful lives of these intangibles and made no material changes to their useful lives. The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at March 31, 2002 and December 31, 2001:

(In thousands)

	March 31, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture, and other outdoor contractual rights	$537,893	$162,321	$548,952	$156,548
Talent contracts	275,064	149,986	275,064	138,739
Representation contracts	189,925	23,032	184,883	18,742
Other	193,636	86,739	213,893	94,457

Total	$1,196,518	$422,078	$1,222,792	$408,486

8

Total amortization expense from definite-lived intangibles for the three months ended March 31, 2002 and for the year ended December 31, 2001 was $35.3 million and $183.7 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles as of January 1, 2002:

(In thousands)

2003	$112,721
2004	98,230
2005	84,336
2006	68,731
2007	51,097

Indefinite-lived Intangibles

Under the guidance in Statement 142, the Company’s FCC licenses and billboard permits are considered indefinite-lived intangibles. These assets are not subject to amortization, but will be tested for impairment at least annually. Upon adopting Statement of Financial Accounting Standards No. 141, Business Combinations, on July 1, 2001, the Company began to separately record acquired billboard permit values and goodwill. Prior to adoption, the Company did not obtain appraised values for acquired billboard permits, as the Company did not record acquired billboard permits separate from goodwill. The following table presents the carrying amount for each major class of indefinite-lived intangible asset at March 31, 2002 and December 31, 2001:

(In thousands)

	March 31, 2002	December 31, 2001
FCC Licenses	$11,466,966	$21,116,280
Billboard Permits	155,593	155,593

Total	$11,622,559	$21,271,873

In accordance with Statement 142, the Company tested these indefinite-lived intangible assets for impairment as of January 1, 2002 by comparing their fair value to their carrying value at that date. The test resulted in no impairment to the Company’s billboard permits. However, the Company recognized impairment on its FCC licenses of approximately $6.0 billion, net of tax of $3.7 billion, which is recorded as a component of the cumulative effect of a change in accounting principle during the three months ended March 31, 2002. The Company used the income approach to value FCC licenses, which involved estimating future cash flows expected to be generated from the licenses, discounted to their present value using a risk-adjusted discount rate. Terminal values were also estimated and discounted to their present value. In estimating future cash flows, the Company took into account the economic slow down in the radio industry at the end of 2001, coupled with the economic impact of the events of September 11th.

Goodwill

Statement 142 requires the Company to test goodwill for impairment using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company completed the two-step impairment test during the first quarter of 2002. As a result of this test, the Company recognized impairment of approximately $10.8 billion, net of deferred taxes of $659.1 million related to tax deductible goodwill, as a component of the cumulative effect of a change in accounting principle during the three months ended March 31, 2002. Consistent with the Company’s approach to fair value FCC licenses, the income approach was used to determine the fair value of each of the Company’s reporting units. Throughout 2001, unfavorable economic conditions persisted in the industries that the Company serves, which caused its customers to reduce the number of advertising dollars spent on the Company’s media inventory and live entertainment events as compared to prior periods. These conditions adversely impacted the cash flow projections used to determine the fair value of each reporting unit, resulting in the write-off of a portion of goodwill. The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the three-month period ending March 31, 2002:

9

(In thousands)
	Radio	Outdoor	Entertainment	Other	Total
Balance as of December 31, 2001	$9,756,750	$4,216,618	$4,267,820	$26,118	$18,267,306
Acquisitions	12,676	2,686	8,311	39	23,712
Foreign currency	—	(24,231)	1,818	—	(22,413)
Adjustments	(62,437)	290	1,245	887	(60,015)
Impairment loss related to the adoption of FAS 142 (pre-tax)	(3,289,117)	(4,032,122)	(4,130,647)	—	(11,451,886)

Balance as of March 31, 2002	$6,417,872	$163,241	$148,547	$27,044	$6,756,704

Other

Statement 142 does not change the requirements of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, for recognition of deferred taxes related to FCC licenses and tax-deductible goodwill. As a result of adopting Statement 142, a deferred tax benefit for the difference between book and tax amortization on the Company’s FCC licenses and tax-deductible goodwill will no longer be recognized as these assets are no longer amortized for book purposes. As the majority of the Company’s deferred tax liability recorded on the balance sheet relates to the difference between book and tax basis on FCC licenses, the current deferred tax liability will not reverse over time unless future impairment charges are recognized on FCC licenses or the FCC licenses are sold.

Prior to adopting Statement 142, the Company recorded large amounts of non-deductible goodwill amortization, which resulted in a corresponding large permanent tax item, which adversely impacted the Company’s effective tax rate. However, as a result of the Company’s adoption of Statement 142, it no longer amortizes goodwill for book or tax purposes, thus its effective tax rate more closely approximates statutory tax rates.

Note 4:    ACQUISITIONS

Pending Ackerley Merger

On October 5, 2001, the Company entered into a merger agreement to acquire The Ackerley Group, Inc., (“Ackerley”). Ackerley holds a diversified group of outdoor, broadcasting and interactive media assets. This merger will be a tax-free, stock-for-stock transaction. Each share of Ackerley common stock will convert into 0.35 shares of the Company’s common stock, on a fixed exchange basis, valuing the merger, based on average share value at the signing of the merger agreement, at approximately $474.9 million plus the assumption of Ackerley’s debt, which was approximately $290.4 million at March 31, 2002. This merger is subject to regulatory approval and other closing conditions. The Company anticipates that this merger will close during 2002.

Restructuring

In connection with the Company’s mergers in 2000, with SFX Entertainment, Inc. (“SFX”) and AMFM Inc. (“AMFM”), the Company restructured the SFX and AMFM operations. The AMFM corporate offices in Dallas and Austin, Texas were closed on March 31, 2001 and a portion of the SFX corporate office in New York was closed on June 30, 2001. Other operations of AMFM have either been discontinued or integrated into existing similar operations. As of December 31, 2001, the restructuring has resulted in the actual termination of approximately 600 employees and the pending termination of approximately 50 more employees. The Company has recorded a liability in purchase accounting primarily related to severance for terminated employees and lease terminations as follows:

10

(In thousands)

March 31, 2002
Severance and lease termination costs:
Accrual at January 1	$53,182
Adjustments to restructuring accrual	(4,162)
Payments charged against restructuring accrual	(5,180)

Remaining severance and lease termination accrual	$43,840

The remaining severance and lease accrual is comprised of $34.0 million of severance and $9.8 million of lease termination. The majority of the severance accrual will be paid in 2002; however, the severance accrual also includes an amount that will be paid over the next several years. The lease termination accrual will be paid over the next five years. During the first quarter of 2002, $4.6 million was paid and charged to the restructuring reserve related to severance. As the Company made adjustments to finalize the purchase price allocation for both the AMFM and SFX mergers during 2001, any potential excess reserves will be recorded as an adjustment to the purchase price.

Note 5:    COMMITMENTS AND CONTINGENCIES

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

As of March 31, 2002 and 2001, the company guaranteed debt of third parties of approximately $150.9 million and $241.8 million, respectively, primarily related to long-term operating contracts. The third parties’ associated operating assets secure a substantial portion of these obligations.

Note 6:    SEGMENT DATA

The Company has three reportable segments, which best reflects how the Company is currently managed – radio broadcasting, outdoor advertising and live entertainment. The category “Other” includes television broadcasting, sports representation and media representation. Revenue and expenses earned and charged between segments are recorded at fair value and eliminated in consolidation.

(In thousands)
	Radio Broadcasting	Outdoor Advertising	Live Entertainment	Other	Corporate	Eliminations	Consolidated
Three Months Ended March 31, 2002
Revenue	$782,823	$369,165	$475,785	$101,405	$—	$(31,191)	$1,697,987
Divisional operating expenses	479,258	294,587	460,779	85,544	—	(31,191)	1,288,977
Non-cash compensation	1,460	—	—	—	378	—	1,838
Depreciation and amortization	36,507	74,672	16,264	9,007	5,968	—	142,418
Corporate expenses	—	—	—	—	38,969	—	38,969

Operating income (loss)	$265,598	$(94)	$(1,258)	$6,854	$(45,315)	$—	$225,785

Identifiable assets	$19,584,644	$3,639,863	$1,320,851	$1,263,437	$490,936	$—	$26,299,731
Capital expenditures	$17,981	$65,226	$12,284	$3,842	$9,317	$—	$108,650

11

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(In thousands)
	Radio Broadcasting	Outdoor Advertising	Live Entertainment	Other	Corporate	Eliminations	Consolidated
Three Months Ended March 31, 2001
Revenue	$757,991	$399,256	$401,080	$101,504	$—	$(31,468)	$1,628,363
Divisional operating expenses	464,349	282,811	384,304	79,072	—	(31,468)	1,179,068
Non-cash compensation	3,894	—	—	—	—	—	3,894
Depreciation and amortization	379,888	146,584	70,600	10,880	5,799	—	613,751
Corporate expenses	—	—	—	—	45,071	—	45,071

Operating income (loss)	$(90,140)	$(30,139)	$(53,824)	$11,552	$(50,870)	$—	$(213,421)

Identifiable assets	$34,026,500	$7,560,415	$5,398,860	$909,411	$921,416	$—	$48,816,602
Capital expenditures	$32,674	$68,294	$16,288	$4,058	$3,929	$—	$125,243

Net revenue of $275.9 million and $258.8 million and identifiable assets of $1.7 billion and $2.6 billion were derived from the Company’s foreign operations and are included in the March 31, 2002 and 2001 data above, respectively.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We evaluate the operating performance of our businesses using several measures, one of them being EBITDA as Adjusted (defined as revenue less divisional operating and corporate expenses). EBITDA as Adjusted eliminates the uneven effect of such charges as depreciation and amortization, non-operating gains and losses, income taxes and interest across our business segments, as well as in comparison to other companies. While we and many in the financial community consider EBITDA as Adjusted to be an important measure of operating performance, it should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with generally accepted accounting principles such as operating income and net income. In addition, our definition of EBITDA as Adjusted is not necessarily comparable to similarly titled measures reported by other companies.

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

Pro forma is compared in constant U.S. dollars (i.e. a currency exchange adjustment is made to present foreign revenues and expenses at average 2001 foreign exchange rates) allowing for comparison of operations independent of foreign exchange movements.

The following tables set forth our consolidated and segment results of operations on both a reported and a pro forma basis.

Comparison of Three Months Ended March 31, 2002 to Three Months Ended March 31, 2001.

Consolidated
(In thousands)

Reported Basis:	Three Months Ended March 31,		% Change 2002 v. 2001
	2002	2001
Revenue	$1,697,987	$1,628,363	4%
Divisional Operating Expenses	1,288,977	1,179,068	9%
Corporate Expenses	38,969	45,071	(14%)

EBITDA as Adjusted *	370,041	404,224	(8%)

Reconciliation to net loss:
Non-cash compensation expense	1,838	3,894
Depreciation and amortization	142,418	613,751
Interest expense	110,367	156,400
Gain (loss) on sale of assets related to mergers	3,991	(6,390)
Gain (loss) on marketable securities	2,984	18,456
Equity in earnings of nonconsolidated affiliates	3,213	563
Other income (expense) – net	26,207	(7,633)
Income tax benefit (expense) – current	6,593	15,144
Income tax benefit (expense) – deferred	(68,077)	40,453

Income (loss) before cumulative effect of a change in accounting principle	90,329	(309,228)
Cumulative effect of a change in accounting principle	(16,778,526)	—

Net loss	$(16,688,197)	$(309,228)

* See above for cautionary disclosure

(In thousands)
	Three Months Ended March 31,
	2002	2001
Other Data:

Cash Flow from Operating Activities	$449,853	$(23,809)

Cash Flow from Investing Activities	$(137,764)	$318,304

Cash Flow from Financing Activities	$(284,892)	$(293,188)

Pro Forma Basis:	Three Months Ended March 31,		% Change 2002 v. 2001
	2002	2001
Revenue	$1,706,734	$1,668,605	2%
Divisional Operating Expenses	1,297,323	1,215,124	7%

Reconciliation of Reported Basis to Pro Forma Basis
(In thousands)

	Three Months Ended March 31,
	2002	2001
Reported Revenue	$1,697,987	$1,628,363
Acquisitions	—	53,548
Divestitures	—	(13,306)
Foreign Exchange adjustments	8,747	—

Pro Forma Revenue	$1,706,734	$1,668,605

Reported Divisional Operating Expenses	$1,288,977	$1,179,068
Acquisitions	—	45,717
Divestitures	—	(9,661)
Foreign Exchange adjustments	8,346	—

Pro Forma Divisional Operating Expenses	$1,297,323	$1,215,124

On a reported and pro forma basis, revenue increased $69.6 million and $38.1 million, respectively, primarily due to revenue increases in our live entertainment and radio segments. Revenues increased on a reported basis $74.7 million and $24.8 million in our live entertainment and radio segments, respectively.

Our live entertainment segment experienced 15% positive revenue growth on a pro forma basis compared to the same period of the prior year. This increase primarily related to revenue growth in our music and motor sports events. The mix of concerts produced in the current year had a positive impact on ticket revenue and included such acts as Billy Joel; Elton John; Crosby, Stills, Nash and Young; and *NSYNC. Also, our motor sports events increased ticket sales approximately 14% and sponsorship revenue approximately 32%.

Our radio segment revenue growth was driven by the return of advertising dollars spent on both national and local radio advertisements, which helped to increase the demand for our radio-advertising inventory. We saw improvements in national revenue from the telecom/utility, auto, professional services, fast food, and travel advertising categories. We also benefited from a revenue share gain in the markets in which we compete. Correspondingly, most of our radio markets and national syndication network business reported increased revenue over the same time period of the prior year. Revenues in our radio segment also benefited in the first quarter of 2002 from the effects of an increased sales force and the reorganization of our radio clusters into trading areas, which occurred in the later half of 2001.

Offsetting the revenue gains in our radio and live entertainment segments during the first quarter of 2002 was a decrease in reported and pro forma revenue of $30.1 million and $44.8 million, respectively, in our outdoor segment. Part of the revenue decline during the first quarter of 2002 in our outdoor segment was the result of the continued depressed economic climate abroad as well as a slower recovery in advertising spending in the outdoor industry as compared to the radio industry.

Unlike in our radio segment, national sales continued to be sluggish in our outdoor segment during the first quarter of 2002. During the first quarter of 2002, the poor advertising climate in the outdoor segment negatively impacted occupancy rates, thus putting downward pressure on our advertising rates.

On a reported and pro forma basis, divisional operating expenses increased $109.9 million and $82.2 million, respectively. While we saw divisional operating expenses increase on a reported basis in each of our segments, the majority of the increase is primarily due to increases in our live entertainment segment. On a reported basis, the live entertainment segment saw divisional operating expenses increase $76.5 million primarily attributable to expenses associated with the increase in overall attendance of our music and motor sports events.

Corporate expenses decreased $6.1 million on a reported basis primarily due to a decrease in corporate head count and facilities. We closed the AMFM corporate offices on March 31, 2001 and a portion of the SFX corporate office in New York was closed on June 30, 2001.

Other Income and Expense Information

Non-cash compensation expense of $1.8 million and $3.9 million was recorded during the three months ended March 31, 2002 and 2001, respectively. This expense is primarily due to unvested stock options assumed in mergers that are now convertible into Clear Channel stock. To the extent that these employees’ options continue to vest, we recognize non-cash compensation expense over the remaining vesting period. Vesting dates range from January 2002 to April 2005. If no employees forfeit their unvested options by leaving the company, we expect to recognize non-cash compensation expense of approximately $6.6 million during the remaining vesting period.

Depreciation and amortization expense decreased from $613.8 million for the first three months of 2001 to $142.4 million for the first three months of 2002, a 77% decrease. Upon our adoption of FAS 142 on January 1, 2002, we no longer amortize goodwill and FCC licenses. For the three months ended March 31, 2001, goodwill and FCC license amortization was approximately $435.9 million. The remaining decrease in depreciation and amortization relates primarily to asset impairments recorded during the three months ended March 31, 2001, as well as impairment charges related to additional duplicative and excess assets identified in our radio segment during the remainder of 2001, which resulted in less depreciation expense in the current quarter.

Interest expense was $110.4 million and $156.4 million for the three months ended March 31, 2002 and 2001, respectively, a decrease of $46.0 million, or 29%. The decrease was due to an overall decrease in LIBOR rates. At March 31, 2002 and 2001, approximately 35%, or $3.1 billion, and 47%, or $4.6 billion of our debt was variable-rate debt that bears interest based upon LIBOR, respectively. The 1-Month LIBOR rates decreased from 5.08% at March 31, 2001 to 1.88% at March 31, 2002.

The loss on sale of assets related to mergers for the three months ended March 31, 2001 was $6.4 million as compared to a gain of $4.0 million for the three months ended March 31, 2002. The $4.0 million gain on sale of assets related to mergers in 2002 is related to the sale of 791,000 shares of Entravision Corporation that we acquired in the AMFM merger. The loss for the three months ended March 31, 2001 was primarily the result of a loss of $27.7 million related to the sale of 6.5 million shares of Lamar Advertising Company that we acquired in the AMFM merger, and a net loss of $11.6 million related to write-downs of investments acquired in mergers. The 2001 loss was partially offset by a gain of $32.9 million realized on the sale of five stations in connection with governmental directives regarding the AMFM merger.

For the three months ended March 31, 2002 and 2001, the gain on marketable securities was $3.0 million and $18.5 million, respectively. During the three months ended March 31, 2001, we entered into a secured forward exchange contract that monetized part of our investment in American Tower Corporation (“AMT”). To partially offset the movement in the fair value of the contract, in accordance with FAS 133, we reclassified 2.0 million shares of AMT from an available-for-sale classification to a trading classification. As a result of the reclassification, a $69.7 million pre-tax unrealized holding gain was recorded. For the three months ended March 31, 2001, the fair value adjustment of the AMT trading shares and the secured forward exchange contract netted a gain of $.9 million. These gains were partially offset by $52.1 million of impairment charges recorded on investments that had declines in their market values that were considered to be other-than-temporary. These impairments include investments in primarily Internet and media companies. The gain recorded during the three months ended March 31, 2002 relates to the net fair value adjustment of the AMT trading shares and the secured forward exchange contract.

Equity in earnings of nonconsolidated affiliates for the three months ended March 31, 2002 was $3.2 million as compared to $.6 million for the same period of 2001. The increase was due primarily to operating improvements in our Mexico and New Zealand radio investments. Our Mexican investment implemented format changes in Mexico City achieving cost savings and a more accepted format in the marketplace while our New Zealand investment benefited from various cost control measures. Additionally, as our nonconsolidated affiliates adopted FAS 142 on January 1, 2002, they are no longer amortizing goodwill and indefinite-lived intangibles, thus increasing their net earnings and our proportionate share of their net earnings.

For the three months ended March 31, 2002 and 2001, other income (expense) – net was income of $26.2 million and expense of $7.6 million, respectively. The income recognized in 2002 related primarily to a $17.9 million gain on sale of a television license and $6.3 million gain related to the early extinguishment of debt that was assumed in the AMFM merger. The 2001 expense related to the reimbursement of capital costs within certain operating contracts as well as software development costs and miscellaneous expenses.

Income taxes for the three months ended March 31, 2002 and 2001 were provided primarily at our federal and state statutory rates adjusted for the effects of permanent tax items. During the quarter ended March 31, 2001, as a result of our large amounts of non-deductible goodwill amortization, our effective tax rate was adversely impacted. As we no longer amortize goodwill, our effective tax rate for the three months ended March 31, 2002, more closely approximates our statutory tax rates.

Deferred income taxes changed from a benefit of $40.5 million for the first quarter of 2001 to an expense of $68.1 million for the first quarter of 2002 primarily as a result of adopting Statement 142. As we no longer amortize FCC licenses, we will no longer recognize a deferred tax benefit for the difference between book and tax amortization on our FCC licenses. The majority of our deferred tax liability recorded on our balance sheet relates to the difference between our book and tax basis on our FCC licenses. Our current deferred tax liability will not reverse over time unless we recognize future impairment charges on our FCC licenses or we sell our FCC licenses. Included in deferred tax expense for the current quarter is approximately $17.9 million of one-time deferred tax benefits associated primarily from the extinguishment of debt and the sale of a television license.

Income (loss) before cumulative effect of a change in accounting principle for the three months ended March 31, 2002 and 2001 was income of $90.3 million and loss of $309.2 million, respectively. Income (loss) before cumulative effect of a change in accounting principle for the three months ended March 31, 2001, if we had adopted FAS 142 as of January 1, 2001, would have been income of $26.1 million.

The loss recorded as a cumulative effect of a change in accounting principle during the three months ended March 31, 2002 relates to our adoption of FAS 142 on January 1, 2002. FAS 142 requires us to test goodwill and indefinite-lived intangibles for impairment using a fair value approach. As a result of the goodwill test, we recorded a non-cash, net of tax, impairment charge of approximately $10.8 billion. Also, as a result of the indefinite-lived intangible test, we recorded a non-cash, net of tax, impairment charge on our FCC licenses of approximately $6.0 billion.

The non-cash impairments of our goodwill and FCC licenses were primarily caused by unfavorable economic conditions, which persisted in the industries we serve throughout 2001. This weakness contributed to our customers reducing the number of advertising dollars spent on our media inventory and live entertainment events. These conditions adversely impacted the cash flow projections used to determine the fair value of our licenses and each reporting unit. These factors resulted in the non-cash impairment charge of a portion of our licenses and goodwill.

Radio Broadcasting
(In thousands)

As Reported Basis:	Three Months Ended March 31,		% Change 2002 v. 2001
	2002	2001
Revenue	$782,823	$757,991	3%
Divisional Operating Expenses	479,258	464,349	3%

EBITDA as Adjusted *	$303,565	$293,642	3%

* See page 13 for cautionary disclosure

Pro Forma Basis:	Three Months Ended March 31,		% Change 2002 v. 2001
	2002	2001
Revenue	$782,823	$764,744	2%
Divisional Operating Expenses	479,258	470,720	2%

Reconciliation of Reported Basis to Pro Forma Basis
(In thousands)

	Three Months Ended March 31,
	2002	2001
Reported Revenue	$782,823	$757,991
Acquisitions	—	6,753
Divestitures	—	—

Pro Forma Revenue	$782,823	$764,744

Reported Divisional Operating Expenses	$479,258	$464,349
Acquisitions	—	6,371
Divestitures	—	—

Pro Forma Divisional Operating Expenses	$479,258	$470,720

On a reported basis, revenue and divisional operating expenses increased $24.8 million and $14.9 million, respectively, for the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001. As a result of our prior year and current period acquisitions, revenue and divisional operating expenses increased $6.7 million and $6.4 million, respectively for the quarter ended March 31, 2002 as compared to the same period of the prior year.

In addition, we increased the number of sales and marketing people and reorganized our radio business during the later part of the prior year, which helped to create more demand on our national and local advertising inventory. We saw improvements in national revenue from the telecom/utility, auto, professional services, fast food, and travel advertising categories. Pro forma revenue in our national syndication business increased during the three months ended March 31, 2002 primarily related to increased ratings of our syndicated radio shows as well as improved economic factors. Finally, barter and non-traditional revenue, which represents 4% of the total radio segment revenue for the three months ended March 31, 2002, increased during the first quarter of 2002 as compared to the same period in 2001.

Part of the increase in divisional operating expense related to the increase in national syndication business and an increase in commission expense associated with revenue increases. In addition, barter and non-traditional revenue expenses increased during the first quarter of 2002 as compared to the same period in 2001. This increase was partially offset by reductions in promotional related spending within our radio markets during the quarter ending March 31, 2002 as compared to the same period of the prior year.

Outdoor Advertising
(In thousands)

As Reported Basis:	Three Months Ended March 31,		% Change 2002 v. 2001
	2002	2001
Revenue	$369,165	$399,256	(8%)
Divisional Operating Expenses	294,587	282,811	4%

EBITDA as Adjusted *	$74,578	$116,445	(36%)

* See page 13 for cautionary disclosure

Pro Forma Basis:	Three Months Ended March 31,		% Change 2002 v. 2001
	2002	2001
Revenue	$373,784	$418,611	(11%)
Divisional Operating Expenses	298,810	298,171	0%

Reconciliation of Reported Basis to Pro Forma Basis
(In thousands)

	Three Months Ended March 31,
	2002	2001
Reported Revenue	$369,165	$399,256
Acquisitions	—	20,768
Divestitures	—	(1,413)
Foreign Exchange adjustments	4,619	—

Pro Forma Revenue	$373,784	$418,611

Reported Divisional Operating Expenses	$294,587	$282,811
Acquisitions	—	16,377
Divestitures	—	(1,017)
Foreign Exchange adjustments	4,223	—

Pro Forma Divisional Operating Expenses	$298,810	$298,171

Revenue decreased on a reported and pro forma basis $30.1 million and $44.8 million, respectively, due to weak national sales and decreased occupancy on some of our large market bulletin advertising inventory. This applied downward rate pressure in some of our larger domestic markets. On average, our domestic advertising rates declined in the first quarter of 2002 compared to the first quarter of 2001. Although we saw improvements in revenue from the pharmaceutical and entertainment advertising categories, we do not expect to achieve similar occupancy or advertising rates during the second quarter of 2002 as we did in the second quarter of 2001.

Divisional operating expenses increased on a reported basis $11.8 million as a result of an increase in site lease expenses primarily associated with new guaranteed franchise payments in the current quarter from our municipal street furniture, airport and mall advertising contracts. In addition, in the effort to increase future demand of our advertising inventory, we increased the total number of account executives by 8% since the end of 2001 as well as developed an on-line creative database that provides all of our markets access to logos, images and advertisements. These efforts increased our expenses during the current quarter. On a pro forma basis, divisional operating expenses were essentially flat quarter over quarter.

Live Entertainment
(In thousands)

As Reported Basis:	Three Months Ended March 31,		% Change 2002 v. 2001
	2002	2001
Revenue	$475,785	$401,080	19%
Divisional Operating Expenses	460,779	384,304	20%

EBITDA as Adjusted *	$15,006	$16,776	(11%)

* See page 13 for cautionary disclosure

Pro Forma Basis:	Three Months Ended March 31,		% Change 2002 v. 2001
	2002	2001
Revenue	$479,913	$415,796	15%
Divisional Operating Expenses	464,903	397,735	17%

Reconciliation of Reported Basis to Pro Forma Basis
(In thousands)

	Three Months Ended March 31,
	2002	2001
Reported Revenue	$475,785	$401,080
Acquisitions	—	14,716
Divestitures	—	—
Foreign Exchange adjustments	4,128	—

Pro Forma Revenue	$479,913	$415,796

Reported Divisional Operating Expenses	$460,779	$384,304
Acquisitions	—	13,431
Divestitures	—	—
Foreign Exchange adjustments	4,124	—

Pro Forma Divisional Operating Expenses	$464,903	$397,735

Reported and pro forma revenue increased $74.7 million and $64.1 million, respectively, for the three months ended March 31, 2002 compared to the same period in 2001. The increase was primarily attributable to revenue growth in our music and motor sports events. The mix of concerts produced in the current year had a positive impact on ticket revenue and included such acts as Billy Joel; Elton John; Crosby, Stills, Nash and Young; and *NSYNC. Also, our motor sports events increased ticket sales approximately 14% and sponsorship revenue approximately 32%.

Reported and pro forma divisional operating expenses increased $76.5 million and $67.2 million, respectively, primarily as a result of the mix of concerts produced in the current year and the increased number of motor sports events in the current year.

Segment Reconciliations
(In thousands)

EBITDA as Adjusted *	As Reported Three Months Ended March 31,
	2002	2001
Radio Broadcasting	$303,565	$293,642
Outdoor Advertising	74,578	116,445
Live Entertainment	15,006	16,776
Other	15,861	22,432
Corporate	(38,969)	(45,071)

Consolidated EBITDA as Adjusted *	$370,041	$404,224

* See page 13 for cautionary disclosure

Pro Forma Revenue	Pro Forma Three Months Ended March 31,
	2002	2001
Radio Broadcasting	$782,823	$764,744
Outdoor Advertising	373,784	418,611
Live Entertainment	479,913	415,796
Other	101,405	100,922
Eliminations	(31,191)	(31,468)

Consolidated Pro Forma Revenue	$1,706,734	$1,668,605

Pro Forma Divisional Operating Expense	Pro Forma Three Months Ended March 31,
	2002	2001
Radio Broadcasting	$479,258	$470,720
Outdoor Advertising	298,810	298,171
Live Entertainment	464,903	397,735
Other	85,543	79,966
Eliminations	(31,191)	(31,468)

Consolidated Pro Forma Divisional Operating Expense	$1,297,323	$1,215,124

LIQUIDITY AND CAPITAL RESOURCES

We expect to fund anticipated cash requirements (including acquisitions, anticipated capital expenditures, share repurchases, payments of principal and interest on outstanding indebtedness and commitments) with cash flows from operations and various externally generated funds.

SOURCES OF CAPITAL

As of March 31, 2002 and December 31, 2001 we had the following debt outstanding:

(In millions)

	March 31, 2002	December 31, 2001
Credit facilities – domestic	$1,256.6	$1,419.3
Credit facility – international	72.9	94.4
Senior convertible notes	1,575.0	1,575.0
Liquid Yield Option Notes (a)	246.3	244.4
Long-term bonds (b)	5,785.7	5,966.8
Other borrowings	179.7	183.0

Total Debt (c)	9,116.2	9,482.9
Less: Cash and cash equivalents	181.9	154.7

	$8,934.3	$9,328.2

(a)
Includes $43.5 million and $43.9 million in unamortized fair value purchase accounting adjustment premiums related to the merger with Jacor Communications, Inc. at March 31, 2002 and December 31, 2001, respectively.

(b)
Includes $49.6 million and $66.5 million in unamortized fair value purchase accounting adjustment premiums related to the merger with AMFM at March 31, 2002 and December 31, 2001, respectively. Also includes $96.7 million and $106.6 million related to fair value adjustments for interest rate swap agreements at March 31, 2002 and December 31, 2001, respectively.

(c)	Total face value of outstanding debt was $9.0 billion and $9.4 billion at March 31, 2002 and December 31, 2001, respectively.

Domestic Credit Facilities

We currently have three separate domestic credit facilities. These provide cash for both working capital needs as well as to fund certain acquisitions.

The first credit facility is a reducing revolving credit facility, originally in the amount of $2.0 billion. At March 31, 2002, $730.0 million was outstanding and $963.8 million was available for future borrowings. This credit facility began reducing on September 30, 2000, with quarterly reductions in the amounts available for future borrowings to continue through the last business day of June 2005.

The second facility is a $1.5 billion, five-year multi-currency revolving credit facility. At March 31, 2002, the outstanding balance was $526.6 million and, taking into account letters of credit of $78.3 million, $895.1 million was available for future borrowings, with the entire balance to be repaid on August 30, 2005.

The third facility is a $1.5 billion, 364-day revolving credit facility, which we have the option, upon its August 28, 2002 maturity, to convert into a term loan with a maturity of August 2005. There was no amount outstanding at March 31, 2002 and $1.5 billion was available for future borrowings.

During the three months ended March 31, 2002, we made principal payments totaling $450.0 million and drew down $296.0 million on these credit facilities. As of May 10, 2002, the credit facilities aggregate outstanding balance was $1.2 billion and, taking into account outstanding letters of credit, $3.3 billion was available for future borrowings.

International Credit Facility

We have a $150.0 million five-year revolving credit facility with a group of international banks. This facility allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provides funds to our international operations for certain working capital needs. At March 31, 2002, $72.9 million was outstanding. This credit facility expires on December 8, 2005.

AMFM Long-Term Bonds

On January 15, 2002, we redeemed all of the outstanding 12.625% Exchange Debentures due 2006, originally issued by SFX Broadcasting for $150.8 million plus accrued interest. We utilized availability on the reducing revolving line of credit to finance the redemption. The redemption resulted in a $6.3 million gain recorded in other income (expense) – net.

Liquid Yield Option Notes

We assumed 4.75% Liquid Yield Option Notes (“LYONs”) due 2018 as a part of the merger with Jacor. Each LYON has a principal amount at maturity of $1,000 and is convertible, at the option of the holder, at any time on or prior to maturity, into our common stock at a conversion rate of 7.227 shares per LYON. The LYONs balance, after conversions to common stock, amortization of purchase accounting premium, and accretion of interest, at March 31, 2002 was $246.3 million, which includes an unamortized fair value purchase accounting premium of $43.5 million.

Guarantees of Third Party Obligations

As of March 31, 2002 and 2001, we guaranteed the debt of third parties of approximately $150.9 million and $241.8 million, respectively, primarily related to long-term operating contracts. The third parties’ associated operating assets secure a substantial portion of these obligations.

Common Stock Warrants

We assumed common stock warrants, with an expiration date of February 27, 2002, as a part of our merger with Jacor. Each warrant represented the right to purchase .130441 shares of our common stock at an exercise price of $34.56 per full share. During the three months ended March 31, 2002, we received $11.8 million in proceeds and issued .3 million shares of common stock on the exercise of these warrants.

Sale of Marketable Securities

During the first quarter of 2002, we liquidated our position in Entravision Corporation, which we acquired in the AMFM merger. As a result of the sale, we received $11.8 million in proceeds and recorded a gain of $4.0 million, which is recorded in gain on sale of assets related to mergers.

Shelf Registration

On March 29, 2002, we filed a Registration Statement on Form S-3 covering a combined $3.0 billion of debt securities, junior subordinated debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units (the “shelf registration statement”). The shelf registration statement also covers preferred securities that may be issued from time to time by our three Delaware statutory business trusts and guarantees of such preferred securities by us.

Debt Covenants

Our only significant covenants relate to leverage ratio and interest coverage covenants contained and defined in the credit facilities. The leverage ratio covenant requires us to maintain a ratio of total debt to EBITDA (as defined by the credit facilities) of less than 5.50x through June 30, 2003 and less than 5.00x from July 1, 2003 through the maturity of the facilities. The interest coverage covenant requires Clear Channel to maintain a minimum ratio of EBITDA (as defined by the credit facilities) to interest expense of 2.00x. In the event that we do not meet these covenants, we are considered to be in default on the credit facilities at which time the credit facilities may become immediately due. Our bank credit facilities have cross-default provisions among the bank facilities only. No other Clear Channel debt agreements have cross-default or cross-acceleration provisions.

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

At March 31, 2002, we were in compliance with all debt covenants. We expect to remain in compliance throughout 2002.

USES OF CAPITAL

Acquisitions

During the three months ended March 31, 2002 we acquired seven radio stations in four markets for $2.5 million in cash and $3.7 million in restricted cash. We also acquired approximately ten additional outdoor display faces in three domestic markets and approximately 2,791 display faces in 14 international markets for a total of $3.7 million in cash. Our outdoor segment also acquired investments in nonconsolidated affiliates for a total of $1.4 million in cash. During the three months ended March 31, 2002, our live entertainment segment acquired music, sports and racing events, promotional assets and sports talent representation contracts for $4.5 million in cash. Also, our national representation business acquired new contracts for a total of $5.0 million in cash during the three months ended March 31, 2002. We intend to continue to pursue businesses that fit our strategic goals.

Pending Merger

On October 5, 2001, we entered into a merger agreement to acquire The Ackerley Group, Inc. Ackerley holds a diversified group of outdoor, broadcasting and interactive media assets. This merger will be a tax-free, stock-for-stock transaction. Each share of Ackerley common stock will convert into 0.35 shares of our common stock, on a fixed exchange basis, valuing the merger, based on average share value at the signing of the merger agreement, at approximately $474.9 million plus the assumption of Ackerley’s debt, which was approximately $290.4 million at March 31, 2002. This merger is subject to regulatory approval under the federal communications laws and other closing conditions. We anticipate that this merger will close during 2002; however, we cannot be assured that we will complete the merger with Ackerley in a timely manner or on the terms described in this document, if at all.

Capital Expenditures

Capital expenditures in the first quarter of 2002 decreased from $125.2 million in the first quarter of 2001 to $108.7 million in the same period of 2002. Overall, capital expenditures decreased due to less integration and consolidation of our operations during the current quarter as compared to the same quarter of the prior year.

(In millions)

	Three Months Ended March 31, 2002 Capital Expenditures
	Radio	Outdoor	Entertainment	Corporate and Other	Total
Recurring	$3.9	$13.3	$1.2	$3.8	$22.2
Non-recurring projects	14.1	5.9	6.4	9.4	35.8
Revenue producing	—	46.0	4.7	—	50.7

	$18.0	$65.2	$12.3	$13.2	$108.7

Our radio broadcasting capital expenditures during the three months ended March 31, 2002 are related primarily to expenditures associated with the consolidation of operations in certain markets in conjunction with acquisitions that are expected to result in improved operating results in such markets.

Our outdoor advertising capital expenditures during the three months ended March 31, 2002 are related primarily to the construction of new revenue producing advertising displays as well as replacement expenditures on our existing advertising displays.

Our live entertainment capital expenditures during the three months ended March 31, 2002 include expenditures primarily related to a consolidated sales and operations facility, new venues and improvements to existing venues.

Included in “corporate and other” capital expenditures during the three months ended March 31, 2002 are costs associated with the construction of an additional corporate facility to replace leased space as well as technological upgrades to our television operating assets.

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

Future Obligations

In addition to our scheduled maturities on our debt, we have future cash obligations under various types of contracts. We lease office space, certain broadcast facilities, equipment and the majority of the land occupied by our outdoor advertising structures under long-term operating leases. In addition, we have minimum franchise payments associated with non-cancelable contracts that enable us to display advertising on such media as buses, taxis, trains, bus shelters and terminals. Finally, we have commitments relating to required purchases of property, plant and equipment under certain street furniture contracts, as well as construction commitments for facilities and venues.

Market Risk

Interest Rate Risk

At March 31, 2002, approximately 35% of our long-term debt, including fixed rate debt on which we have entered interest rate swap agreements, bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the year’s average interest rate under these borrowings, it is estimated that our interest expense would have changed by $61.6 million and that our net income would have changed by $38.2 million during the first three months of 2002. In the event of an adverse change in interest rates, management may take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

We have entered into interest rate swap agreements that effectively float interest at rates based upon LIBOR on $1.5 billion of our current fixed rate borrowings. These agreements expire from September 2003 to June 2005. The fair value of these agreements at March 31, 2002 was an asset of $96.7 million.

Equity Price Risk

The carrying value of our available-for-sale and trading equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at March 31, 2002 by $50.8 million and would change accumulated comprehensive income (loss) and net income (loss) by $30.1 million and $1.4 million, respectively. At March 31, 2002, we also hold $20.6 million of investments that do not have a quoted market price, but are subject to fluctuations in their value.

Foreign Currency

We have operations in countries throughout the world. Foreign operations are measured in their local currencies except in hyper-inflationary countries in which we operate. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. To mitigate a portion of the exposure to risk of international currency fluctuations, we maintain a natural hedge through borrowings in currencies other than the U.S. dollar. This hedge position is reviewed monthly. We currently maintain no derivative instruments to mitigate the exposure to translation and/or transaction risk. However, this does not preclude the adoption of specific hedging strategies in the future. Our foreign operations reported a net loss before the cumulative effect of a change in accounting principle of $16.3 million for the three months ended March 31, 2002. It is estimated that a 10% change in the value of the U.S. dollar to foreign currencies would change net loss for the three months ended March 31, 2002 by $1.6 million.

Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of our investments in various countries, all of which are accounted for under the equity method. It is estimated that the result of a 10% fluctuation in the value of the dollar relative to these foreign currencies at March 31, 2002 would change our equity in earnings of nonconsolidated affiliates by $.1 million and would change our net income for the three months ended March 31, 2002 by approximately $.09 million. This analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

Recent Accounting Pronouncements

On January 1, 2002, we adopted Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 supersedes Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. Statement 144 also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. Adoption of this statement did not materially impact our financial position or results of operations.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Statement 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Statement 145 also rescinds FASB Statement No. 44, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Statement 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Early adoption of Statement 145 is encouraged and may be as of the beginning of the fiscal year or as of the beginning of the interim period in which the statement issued. We have elected to early adopt this statement effective January 1, 2002. Management does not believe adoption of this statement materially impacted our financial position or results of operations.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below.

Impairment of Goodwill and Indefinite-lived Intangibles

The annual impairment tests for goodwill and indefinite-lived intangibles under Statement 142 requires us to make certain assumptions in determining fair value, including assumptions about the cash flow growth rates of our businesses. Additionally, the fair values are significantly impacted by macro-economic factors including market multiples and long-term interest rates that exist at the time the annual impairment tests are performed. Accordingly, we may incur additional impairment charges in future periods under Statement 142 to the extent we do not achieve our expected cash flow growth rates, and to the extent that market values and long-term interest rates in general decrease and increase, respectively.

Impairment of Investments

At March 31, 2002, we have $274.7 million recorded as other investments. Other investments are composed primarily of equity securities. These securities are classified as available-for-sale or trading and are carried at fair value based on quoted market prices. Securities are carried at historical value when quoted market prices are unavailable. The net unrealized gains or losses on the available-for-sale securities, net of tax, are reported as a separate component of shareholders’ equity. The net unrealized gains or losses on the trading securities are reported in the statement of operations. In addition, we hold investments that do not have quoted market prices. We review the value of these investments and record an impairment charge in the statement of operations for any decline in value that is determined to be other-than-temporary.

Inflation

Inflation has affected our performance in terms of higher costs for wages, salaries and equipment. Although the exact impact of inflation is indeterminable, we believe we have offset these higher costs by various manners.

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is as follows:

3 Months ended March 31,		Year Ended December 31,
2002	2001	2001	2000	1999	1998	1997
1.83	*	*	2.20	2.04	1.83	2.32

*For the three months ended March 31, 2001 and for the year ended December 31, 2001, fixed charges exceeded earnings before income taxes and fixed charges by $362.1 million and $1.3 billion, respectively.

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

Risks Regarding Forward Looking Statements

Except for the historical information, this report contains various forward-looking statements that represent our expectations or beliefs concerning future events, including the future levels of cash flow from operations. Management believes that all statements that express expectations and projections with respect to future matters, including the strategic fit of radio assets; expansion of market share; our ability to capitalize on synergies between the live entertainment and radio broadcasting businesses; and the availability of capital resources; are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables that could have an adverse effect upon our financial performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management’s expectations will necessarily come to pass.

A wide range of factors could materially affect future developments and performance, including:

•	the impact of general economic conditions in the U.S. and in other countries in which we currently do business;
•	our ability to integrate the operations of recently acquired companies;
•	shifts in population and other demographics;
•	industry conditions, including competition;
•	fluctuations in operating costs;
•	technological changes and innovations;
•	changes in labor conditions;
•	fluctuations in exchange rates and currency values;
•	capital expenditure requirements;
•	legislative or regulatory requirements;
•	interest rates;
•	the effect of leverage on our financial position and earnings;
•	taxes;
•	access to capital markets; and
•	certain other factors set forth in our SEC filings.

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Required information is within Item 2

Part II—OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8–K

(a)	Exhibits. See Exhibit Index on Page 29
(b)	Reports on Form 8–K

Filing	Date	Items Reported	Financial Statements Reported
8-K	1/18/02	Item 5—Other	Pro Forma statement of operations for the year ended December 31, 2000

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL COMMUNICATIONS, INC.

Date May 14, 2002	/s/ Herbert W. Hill, Jr. Herbert W. Hill, Jr. Senior Vice President and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

2.1
Agreement and Plan of Merger dated as of October 5, 2001, by and among Clear Channel, CCMM Sub, Inc. and The Ackerley Group, Inc. (incorporated by reference to the exhibits of Clear Channel’s Current Report on Form 8-K filed October 9, 2001).

3.1	Current Articles of Incorporation of the Company (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-3 (Reg. No. 333-33371) dated September 9, 1997).

3.2	Third Amended and Restated Bylaws of the Company (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-4 (Reg. No. 333-74196) dated November 29, 2001).

3.3	Amendment to the Company’s Articles of Incorporation (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Second Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

3.5	Third Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000).

4.1
Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B. J. McCombs, John M. Schaefer and John W. Barger, dated May 31, 1977 (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-1 (Reg. No. 33-289161) dated April 19, 1984).

4.2
Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

4.3
First Supplemental Indenture dated March 30, 1998 to Senior Indenture dated October 1, 1997, by and between the Company and The Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

4.4
Second Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

4.5
Third Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

4.6
Fourth Supplement Indenture dated November 24, 1999 to Senior Indenture dated October 1, 1997, by and between Clear Channel and The Bank of New York as Trustee (incorporated by reference to the exhibits of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

4.7
Fifth Supplemental Indenture dated June 21, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channel’s registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.8
Sixth Supplemental Indenture dated June 21, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channel’s registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

Exhibit Number	Description

4.9
Seventh Supplemental Indenture dated July 7, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channel’s registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.10
Eighth Supplemental Indenture dated September 12, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

4.11
Ninth Supplemental Indenture dated September 12, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

4.12
Tenth Supplemental Indenture dated October 26, 2001, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

11	Statement re: Computation of Per Share Earnings.

12	Statement re: Computation of Ratios.