Form 10-Q
period 2002-06-30
CLEAR CHANNEL COMMUNICATIONS INC
filed 2002-08-01
CIK 739708

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002	Commission file number 1-9645

CLEAR CHANNEL COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Texas	74-1787539
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each class of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2002
Common Stock, $.10 par value	612,443,761

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

PART I

Item 1.    UNAUDITED FINANCIAL STATEMENTS

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)

	June 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$173,176	$154,744
Restricted cash	15,039	4,600
Accounts receivable, less allowance of $73,891 at June 30, 2002 and $61,070 at December 31, 2001	1,670,051	1,475,276
Prepaid expenses	250,021	163,283
Other current assets	139,316	143,396

Total Current Assets	2,247,603	1,941,299

Property, Plant and Equipment
Land, buildings and improvements	1,449,401	1,388,332
Structures and site leases	2,424,178	2,210,309
Towers, transmitter and studio equipment	680,853	634,532
Furniture and other equipment	583,635	556,977
Construction in progress	248,657	191,048

	5,386,724	4,981,198
Less accumulated depreciation	(1,240,534)	(1,024,449)

	4,146,190	3,956,749

Intangible Assets
Definite-lived intangibles, net	804,404	814,306
Indefinite-lived intangibles—licenses	11,716,928	21,116,280
Indefinite-lived intangibles—other	381,286	155,593
Goodwill	7,155,194	18,267,306

Other Assets
Notes receivable	30,193	45,856
Investments in, and advances to, nonconsolidated affiliates	522,620	502,185
Other assets	504,436	449,227
Other investments	180,994	354,341

Total Assets	$27,689,848	$47,603,142

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY
(In thousands)

	June 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
Current Liabilities
Accounts payable	$328,783	$292,539
Accrued interest	105,976	85,842
Accrued expenses	796,341	803,709
Accrued income taxes	200,524	10,097
Current portion of long-term debt	1,924,786	1,515,221
Deferred income	478,076	234,559
Other current liabilities	11,154	17,890

Total Current Liabilities	3,845,640	2,959,857

Long-term debt	7,373,959	7,967,713
Deferred income taxes	2,254,850	6,512,217
Other long-term liabilities	405,403	374,307

Minority interest	51,121	52,985

Shareholders’ Equity
Common stock	61,273	59,827
Additional paid-in capital	30,893,691	30,320,916
Common stock warrants	—	12,373
Accumulated deficit	(17,049,247)	(599,086)
Accumulated other comprehensive loss	(125,662)	(34,470)
Other	(5,018)	(8,218)
Cost of shares held in treasury	(16,162)	(15,279)

Total shareholders’ equity	13,758,875	29,736,063

Total Liabilities and Shareholders’ Equity	$27,689,848	$47,603,142

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands of dollars, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2002	2001	2002	2001
Revenue	$3,870,897	$3,807,624	$2,172,910	$2,179,261
Operating expenses:
Divisional operating expenses (excludes non-cash compensation expenses of $2,777, $9,002, $1,317 and $5,108 for the six months ended and three months ended June 30, 2002 and 2001, respectively)	2,795,378	2,699,283	1,506,401	1,520,215
Non-cash compensation expense	3,283	12,350	1,445	8,456
Depreciation and amortization	288,679	1,258,601	146,261	644,850
Corporate expenses (excludes non-cash compensation expenses of $506, $3,348, $128 and $3,348 for the six months ended and three months ended June 30, 2002 and 2001, respectively)	78,172	92,682	39,203	47,611

Operating income (loss)	705,385	(255,292)	479,600	(41,871)

Interest expense	218,717	293,939	108,350	137,539
Gain (loss) on sale of assets related to mergers	3,991	(57,390)	—	(51,000)
Gain (loss) on marketable securities	8,901	23,805	5,917	5,349
Equity in earnings of nonconsolidated affiliates	10,713	4,608	7,500	4,045
Other income (expense) – net	41,601	(17,398)	15,394	(9,765)

Income (loss) before income taxes and cumulative effect of a change in accounting principle	551,874	(595,606)	400,061	(230,781)
Income tax (expense) benefit:
Current	(205,758)	(95,321)	(212,351)	(110,465)
Deferred	(17,751)	144,698	50,326	104,245

Income (loss) before cumulative effect of a change in accounting principle	328,365	(546,229)	238,036	(237,001)
Cumulative effect of a change in accounting principle	(16,778,526)	—	—	—

Net income (loss)	(16,450,161)	(546,229)	238,036	(237,001)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(6,507)	(49,259)	5,755	(5,905)
Unrealized gain (loss) on securities:
Unrealized holding gain (loss)	(78,228)	(28,990)	(41,107)	121,671
Reclassification adjustment for gains on securities transferred to trading	—	(45,315)	—	—
Reclassification adjustment for gains on shares held prior to mergers	(3,982)	—	(3,982)	—
Reclassification adjustment for (gains) losses included in net income (loss)	(2,475)	73,562	—	31,595

Comprehensive income (loss)	$(16,541,353)	$(596,231)	$198,702	$(89,640)

Per common share:
Income (loss) before cumulative effect of a change in accounting principle—Basic	$.55	$(.93)	$.40	$(.40)
Cumulative effect of a change in accounting principle—Basic	$(27.92)	$—	$—	$—

Net income (loss)—Basic	$(27.37)	$(.93)	$.40	$(.40)

Income (loss) before cumulative effect of a change in accounting principle—Diluted	$.54	$(.93)	$.39	$(.40)
Cumulative effect of a change in accounting principle—Diluted	$(26.86)	$—	$—	$—

Net income (loss)—Diluted	$(26.32)	$(.93)	$.39	$(.40)

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands of dollars)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(16,450,161)	$(546,229)

Reconciling items:
Cumulative effect of a change in accounting principle, net of tax	16,778,526	—
Depreciation and amortization	288,679	1,258,601
Deferred taxes	17,751	(144,698)
(Gain) loss on disposal of assets	(21,648)	3,982
(Gain) loss on sale of assets related to mergers	(3,991)	57,390
(Gain) loss on sale of available-for-sale securities	—	29,206
(Gain) loss on sale of other investments	—	22,927
(Gain) loss forward exchange contract	(21,005)	(40,814)
(Gain) loss on trading securities	12,103	(35,124)
Increase (decrease) accrued income and other taxes	210,839	(388,390)
Increase (decrease) other, net	(14,227)	13,217
Changes in other operating assets and liabilities, net of effects of acquisitions	52,967	(134,870)

Net cash provided by operating activities	849,833	95,198

Cash flows from investing activities:
(Investment in) liquidation of restricted cash, net	(10,408)	583,762
Cash acquired in stock-for-stock mergers	4,305	—
Decrease (increase) in notes receivable—net	2,997	(3,747)
Decrease (increase) in investments in and advances to nonconsolidated affiliates—net	(2,210)	(16,889)
Purchases of investments	(250)	(918)
Proceeds from sale of investments	15,180	595,634
Purchases of property, plant and equipment	(229,909)	(285,312)
Proceeds from disposal of assets	49,324	74,531
Proceeds from divestitures placed in restricted cash	25,303	41,000
Acquisition of operating assets	(93,810)	(240,086)
Acquisition of operating assets with restricted cash	(13,941)	(355,010)
Decrease (increase) in other—net	(29,922)	(42,725)

Net cash (used in) provided by investing activities	(283,341)	350,240

Cash flows from financing activities:
Draws on credit facilities	724,297	1,418,572
Payments on credit facilities	(922,482)	(1,947,851)
Payments on long-term debt	(409,098)	(2,796)
Proceeds from forward exchange contract	—	90,826
Proceeds from exercise of stock options, stock purchase plan and common stock warrants	59,223	55,123
Payments for purchase of treasury shares	—	(9,000)

Net cash used in financing activities	(548,060)	(395,126)
Net increase in cash and cash equivalents	18,432	50,312
Cash and cash equivalents at beginning of period	154,744	196,838

Cash and cash equivalents at end of period	$173,176	$247,150

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

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“Statement 145”). Statement 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Statement 145 also rescinds FASB Statement No. 44, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Statement 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Early adoption of Statement 145 is encouraged and may be as of the beginning of the fiscal year or as of the beginning of the interim period in which the statement was issued. The Company has elected to early adopt this statement effective January 1, 2002. Management does not believe adoption of this statement materially impacted the Company’s financial position or results of operations.

Note 3:    RECENT DEVELOPMENTS

Ackerley Merger

On June 14, 2002, the Company consummated its merger with The Ackerley Group, Inc. (“Ackerley”). Pursuant to the terms of the merger agreement, each share of Ackerley ordinary and Class B common stock was exchanged for 0.35 shares of the Company’s common stock. After canceling 1.2 million shares of Ackerley common stock that were held by the Company prior to the signing of the merger agreement, approximately 12.0 million shares of the Company’s common stock were issued to Ackerley shareholders. The Company also assumed all of Ackerley’s outstanding employee stock options, which as of the merger date were exercisable for approximately 132,000 shares of the Company’s common stock. The merger is valued at approximately $493.0 million based on the Company’s common shares issued at the average share value at signing of the merger agreement, the historical cost of the Ackerley shares held prior to the merger date and the fair value of the employee stock options at the merger date. In addition, the Company assumed all of Ackerley’s outstanding debt, which had a fair value of $319.0 million at the merger date. The Company refinanced Ackerley’s credit facility and made a tender offer for Ackerley’s public debt concurrent with the merger. The tender offer was finalized on July 3, 2002 at a price of $1.129 per $1,000 tendered, resulting in the repurchase of substantially all of Ackerley’s public debt.

This merger resulted in the recognition of approximately $343.9 million of goodwill. The goodwill was recorded as a result of the benefit to the existing inter-divisional and intra-divisional opportunities that the Company expects from the combined assets. The acquisition helps to fill out the Company’s national platform and is expected to provide more efficient and cost-effective ways for the Company’s clients to reach consumers. Therefore, the Company believes that combining Ackerley’s assets with the Company’s assets provides greater value than operating Ackerley’s assets on a stand-alone basis.

Ackerley operates approximately 6,000 outdoor displays in the Boston, Seattle and Portland, Oregon metropolitan markets. In addition, Ackerley owns the FCC licenses of 16 television stations and provides some or all of the programming and sales for two other television stations. Ackerley also owns four radio stations and provides sales and other services to one additional radio station. The merger allows the Company to enter Boston, Seattle and Portland, Oregon, three of the top 25 U.S. outdoor advertising markets. Seattle is also a top 25 U.S. radio market where the Company had no presence. In addition, the acquisition enables the Company to offer advertisers more cross-platform advertising opportunities, as the Company has radio broadcasting operations, outdoor advertising operations or live entertainment venue presence in 15 of Ackerley’s 18 television markets.

The following table summarizes the estimated fair value of Ackerley’s assets acquired and liabilities assumed at the date of merger. This purchase price allocation is preliminary pending completion of third-party appraisals and other fair value analysis of assets and liabilities.

(In thousands)	June 14, 2002
(Unaudited)

Current assets	$53,645
Property, plant and equipment	142,736
Intangible assets	768,173
Other assets	33,869

Total Assets Acquired	998,423

Current liabilities	(67,485)
Long-term debt	(318,970)
Deferred income taxes	(94,525)
Other long-term liabilities	(24,443)

Total Liabilities Assumed	(505,423)

Net Assets Acquired	$493,000

Included in intangible assets is approximately $229.5 million and $194.8 million, for FCC licenses and billboard permits, respectively, which are not subject to amortization. Also included in intangible assets is $343.9 million of goodwill, of which $.4 million, $341.8 million, and $1.7 million was assigned to the radio, outdoor and other reporting segments, respectively.

The results of operations for the three and six months ended June 30, 2002 include the operations of Ackerley from June 14, 2002. Unaudited pro forma consolidated results of operations, assuming the Ackerley acquisition had occurred on January 1, 2001 would have been as follows:

(In thousands, except per share data)	Pro Forma (Unaudited)
	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Revenue	$2,213,817	$2,234,827	$3,950,906	$3,908,063
Income (loss) before cumulative effect of a change in accounting principle	235,451	(239,179)	317,300	(555,882)
Net income (loss)	235,451	(239,179)	(16,461,226)	(555,882)

Income (loss) before cumulative effect of a change in accounting principle per common share—Basic	$.38	$(.40)	$.52	$(.93)
Net income (loss) per common share—Basic	$.38	$(.40)	$(26.91)	$(.93)
Income (loss) before cumulative effect of a change in accounting principle per common share—Diluted	$.38	$(.40)	$.51	$(.93)
Net income (loss) per common share—Diluted	$.38	$(.40)	$(25.89)	$(.93)

The pro forma information above is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had the merger occurred at the beginning of 2001, nor is it indicative of future results of operations.

Pending Hispanic Broadcasting merger with Univision

On June 12, 2002, Univision Communications, Inc, a Spanish language television group, announced that it would acquire Hispanic Broadcasting (“HSP”) in a stock for stock merger. Pursuant to the terms of the merger agreement, each share of HSP will be exchanged for .85 shares of Univision. As the Company currently owns 26% of HSP, it accounts for this investment using the equity method of accounting. Once this merger is completed, the Company will own less than 20% and will not have significant influence over the combined company. As a result, the Company will no longer account for this investment using the equity method of accounting, but instead will account for this investment under the provisions of Statement 115. The merger is subject to approval by the shareholders of both Univision and HSP as well as regulatory approvals.

Note 4:    INTANGIBLE ASSETS AND GOODWILL

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

The following table presents the impact of Statement 142 on net earnings (loss) and net earnings (loss) per share as if the standard had been in effect for the six and three months ended June 30, 2001:

(In thousands)
	Six Months Ended June 30, 2001	Three Months Ended June 30, 2001
Adjusted Net Income (Loss):
Reported Net Loss	$(546,229)	$(237,001)
Add Back: Goodwill Amortization	427,767	208,844
Add Back: License Amortization	441,892	224,909
Tax Impact	(193,184)	(92,582)

Adjusted Net Income	$130,246	$104,170

Basic Earnings (Loss) per share:
Reported Net Loss	$(.93)	$(.40)
Add Back: Goodwill Amortization	.73	.36
Add Back: License Amortization	.75	.38
Tax Impact	(.33)	(.16)

Adjusted Earnings per Share—Basic	$.22	$.18

Diluted Earnings (Loss) per Share:
Reported Net Loss	$(.93)	$(.40)
Anti-dilutive adjustment	.03	.01
Add Back: Goodwill Amortization	.70	.34
Add Back: License Amortization	.73	.37
Tax Impact	(.32)	(.15)

Adjusted Earnings per Share—Diluted	$.21	$.17

Definite-lived Intangibles
The Company has definite-lived intangible assets recorded that continue to be amortized in accordance with Statement 142. These assets consist primarily of transit and street furniture contracts and other contractual rights in the outdoor segment, talent contracts in the radio segment, and in the Company’s other segment, representation contracts for non-affiliated television and radio stations, all of which are amortized over the respective lives of the agreements. Other definite-lived intangible assets are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. In accordance with the transitional requirements of Statement 142, the Company reassessed the useful lives of these intangibles and made no material changes to their useful lives. The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at June 30, 2002 and December 31, 2001:

(In thousands)

	June 30, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture, and other outdoor contractual rights	$579,168	$191,384	$548,952	$156,548
Talent contracts	212,326	96,166	275,064	138,739
Representation contracts	187,982	27,442	184,883	18,742
Other	218,421	78,501	213,893	94,457

Total	$1,197,897	$393,493	$1,222,792	$408,486

Total amortization expense from definite-lived intangible assets for the three and six months ended June 30, 2002 and for the year ended December 31, 2001 was $34.0 million, $69.3 million and $183.7 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)

2003	$112,801
2004	97,972
2005	84,142
2006	71,996
2007	51,666

As acquisitions and disposition occur in the future and as purchase price allocations are finalized, amortization expense may vary.

Indefinite-lived Intangibles
Under the guidance in Statement 142, the Company’s FCC licenses and billboard permits are considered indefinite-lived intangibles. These assets are not subject to amortization, but will be tested for impairment at least annually. Upon adopting Statement of Financial Accounting Standards No. 141, Business Combinations, on July 1, 2001, the Company began to separately record acquired billboard permit values and goodwill. Prior to adoption, the Company did not obtain appraised values for acquired billboard permits, as the Company did not record acquired billboard permits separate from goodwill. The following table presents the carrying amount for each major class of indefinite-lived intangible asset at June 30, 2002 and December 31, 2001:

(In thousands)

	June 30, 2002	December 31, 2001
FCC Licenses	$11,716,928	$21,116,280
Billboard Permits	381,286	155,593

Total	$12,098,214	$21,271,873

In accordance with Statement 142, the Company tested these indefinite-lived intangible assets for impairment as of January 1, 2002 by comparing their fair value to their carrying value at that date. The test resulted in no impairment to the Company’s billboard permits. However, the Company recognized impairment on its FCC licenses of approximately $6.0 billion, net of deferred tax of $3.7 billion, which was recorded as a component of the cumulative effect of a change in accounting principle during the three months ended March 31, 2002. The Company used the income approach to value FCC licenses, which involved estimating future cash flows expected to be generated from the licenses, discounted to their present value using a risk-adjusted discount rate. Terminal values were also estimated and discounted to their present value. In estimating future cash flows, the Company took into account the economic slow down in the radio industry at the end of 2001, coupled with the economic impact of the events of September 11th.

Goodwill
Statement 142 requires the Company to test goodwill for impairment using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company completed the two-step impairment test during the first quarter of 2002. As a result of this test, the Company recognized impairment of approximately $10.8 billion, net of deferred taxes of $659.1 million related to tax deductible goodwill, as a component of the cumulative effect of a change in accounting principle during the three months ended March 31, 2002. Consistent with the Company’s approach to fair valuing FCC licenses, the income approach was used to determine the fair value of each of the Company’s reporting units. Throughout 2001, unfavorable economic conditions persisted in the industries that the Company serves, which caused its customers to reduce the number of advertising dollars spent on the Company’s media inventory and live entertainment events as compared to prior periods. These conditions adversely impacted the cash flow projections used to determine the fair value of each reporting unit, resulting in the write-off of a portion of goodwill. The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the six-month period ended June 30, 2002:

(In thousands)
	Radio	Outdoor	Entertainment	Other	Total
Balance as of December 31, 2001	$9,756,750	$4,216,618	$4,267,820	$26,118	$18,267,306
Acquisitions	15,128	347,590	13,413	1,753	377,884
Foreign currency	—	22,775	(859)	—	21,916
Adjustments	(62,445)	290	1,245	884	(60,026)
Impairment loss related to the adoption of FAS 142 (pre-tax)	(3,289,117)	(4,032,122)	(4,130,647)	—	(11,451,886)

Balance as of June 30, 2002	$6,420,316	$555,151	$150,972	$28,755	$7,155,194

Other
Statement 142 does not change the requirements of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, for recognition of deferred taxes related to FCC licenses and tax-deductible goodwill. As a result of adopting Statement 142, a deferred tax benefit for the difference between book and tax amortization on the Company’s FCC licenses and tax-deductible goodwill will no longer be recognized as these assets are no longer amortized for book purposes. As the majority of the Company’s deferred tax liability recorded on the balance sheet relates to the difference between book and tax basis on FCC licenses, the deferred tax liability will not reverse over time unless future impairment charges are recognized on FCC licenses or the FCC licenses are sold.

Prior to adopting Statement 142, the Company recorded large amounts of non-deductible goodwill amortization, which resulted in a corresponding large permanent tax item, which adversely impacted the Company’s effective tax rate. However, as a result of the

Company’s adoption of Statement 142, it no longer amortizes any goodwill for book and substantially all goodwill for tax purposes, thus its effective tax rate now more closely approximates statutory tax rates.

Note 5:    RESTRUCTURING

As a result of the Company’s merger with Ackerley in June 2002, the Company recorded $40.0 million related to the restructuring of Ackerley’s operations. The Ackerley corporate office is scheduled to close in July 2002. Also, in connection with the Company’s mergers in 2000 with SFX Entertainment, Inc. (“SFX”) and AMFM Inc. (“AMFM”), the Company restructured the SFX and AMFM operations. The AMFM corporate offices in Dallas and Austin, Texas were closed on March 31, 2001 and a portion of the SFX corporate office in New York was closed on June 30, 2001. Other operations of AMFM have either been discontinued or integrated into existing similar operations. As of June 30, 2002, the restructuring has resulted in the actual termination of approximately 630 employees and the pending termination of approximately 170 more employees. The Company has recorded a liability in purchase accounting primarily related to severance for terminated employees and lease terminations as follows:

(In thousands)
Severance and lease termination costs:
Accrual at January 1, 2002	$ 53,182
Estimated costs charged to restructuring accrual in purchase accounting	40,043
Adjustments to restructuring accrual	(4,162)
Payments charged against restructuring accrual	(10,151)

Remaining severance and lease termination accrual at June 30, 2002	$ 78,912

The remaining severance and lease accrual is comprised of $48.8 million of severance and $30.1 million of lease termination. The majority of the severance accrual will be paid in 2002; however, the severance accrual also includes an amount that will be paid over the next several years. The lease termination accrual will be paid over the next five years. During the six months ended June 30, 2002, $8.9 million was paid and charged to the restructuring reserve related to severance. As the Company made adjustments to finalize the purchase price allocation for both the AMFM and SFX mergers during 2001, any potential excess reserves will be recorded as an adjustment to the purchase price.

Note 6:    COMMITMENTS AND CONTINGENCIES

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

As of June 30, 2002 and 2001, the Company guaranteed debt of third parties of approximately $150.9 million and $251.5 million, respectively, primarily related to long-term operating contracts. The third parties’ associated operating assets secure a substantial portion of these obligations.

Note 7:    SEGMENT DATA

The Company has three reportable segments, which it believes best reflects how the Company is currently managed—radio broadcasting, outdoor advertising and live entertainment. The category “Other” includes television broadcasting, sports representation and media representation. Revenue and expenses earned and charged between segments are recorded at fair value and eliminated in consolidation.

(In thousands)	Radio Broadcasting	Outdoor Advertising	Live Entertainment	Other	Corporate	Eliminations	Consolidated

Six Months Ended June 30, 2002
Revenue	$1,774,105	$843,156	$1,095,011	$218,249	$—	$(59,624)	$3,870,897
Divisional operating expenses	1,029,192	624,076	1,028,417	173,317	—	(59,624)	2,795,378
Non-cash compensation	2,777	—	—	—	506	—	3,283
Depreciation and amortization	74,913	152,328	30,459	19,209	11,770	—	288,679
Corporate expenses	—	—	—	—	78,172	—	78,172

Operating income (loss)	$667,223	$66,752	$36,135	$25,723	$(90,448)	$—	$705,385

Identifiable assets	$19,843,707	$4,517,515	$1,385,891	$1,483,646	$459,089	$—	$27,689,848
Capital expenditures	$39,895	$130,794	$32,108	$15,875	$11,237	$—	$229,909

Three Months Ended June 30, 2002
Revenue	$991,282	$473,991	$619,225	$116,845	$—	$(28,433)	$2,172,910
Divisional operating expenses	549,934	329,489	567,638	87,773	—	(28,433)	1,506,401
Non-cash compensation	1,317	—	—	—	128	—	1,445
Depreciation and amortization	38,406	77,656	14,195	10,202	5,802	—	146,261
Corporate expenses	—	—	—	—	39,203	—	39,203

Operating income (loss)	$401,625	$66,846	$37,392	$18,870	$(45,133)	$—	$479,600

Six Months Ended June 30, 2001
Revenue	$1,698,822	$860,707	$1,098,335	$213,810	$—	$(64,050)	$3,807,624
Divisional operating expenses	1,000,655	577,020	1,025,639	160,019	—	(64,050)	2,699,283
Non-cash compensation	9,002	—	—	—	3,348	—	12,350
Depreciation and amortization	808,335	269,132	133,448	34,975	12,711	—	1,258,601
Corporate expenses	—	—	—	—	92,682	—	92,682

Operating income (loss)	$(119,170)	$14,555	$(60,752)	$18,816	$(108,741)	$—	$(255,292)

Identifiable assets	$33,979,277	$7,655,874	$5,627,912	$1,158,510	$304,457	$—	$48,726,030
Capital expenditures	$76,785	$130,380	$41,111	$23,998	$13,038	$—	$285,312

Three Months Ended June 30, 2001
Revenue	$940,831	$461,451	$697,255	$112,306	$—	$(32,582)	$2,179,261
Divisional operating expenses	536,306	294,209	641,335	80,947	—	(32,582)	1,520,215
Non-cash compensation	5,108	—	—	—	3,348	—	8,456
Depreciation and amortization	428,448	122,548	62,848	24,095	6,911	—	644,850
Corporate expenses	—	—	—	—	47,611	—	47,611

Operating income (loss)	$(29,031)	$44,694	$(6,928)	$7,264	$(57,870)	$—	$(41,871)

Net revenue of $663.3 million and $387.4 million for the six and three months ended June 30, 2002, respectively, and $579.2 million and $320.4 million for the six and three months ended June 30, 2001, respectively, and identifiable assets of $2.0 billion and $2.7 billion as of June 30, 2002 and 2001, respectively, are included in the data above and are derived from the Company’s foreign operations.

Note 8:    SUBSEQUENT EVENT

Subsequent to June 30, 2002, the Company repurchased $171.2 million of outstanding notes and convertible notes with maturities prior to September 2003. These transactions were completed in the open market.

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

Comparison of Three and Six Months Ended June 30, 2002 to Three and Six Months Ended June 30, 2001.

Consolidated

(In thousands)
As Reported Basis:

	Three Months Ended June 30,			Six Months Ended June 30,
	2002	2001	% Change	2002	2001	% Change
Revenue	$2,172,910	$2,179,261	(0%)	$3,870,897	$3,807,624	2%
Divisional Operating Expenses	1,506,401	1,520,215	(1%)	2,795,378	2,699,283	4%
Corporate Expenses	39,203	47,611	(18%)	78,172	92,682	(16%)

EBITDA as Adjusted*	627,306	611,435	3%	997,347	1,015,659	(2%)

Reconciliation to net income (loss):
Non-cash compensation expense	1,445	8,456		3,283	12,350
Depreciation and amortization	146,261	644,850		288,679	1,258,601
Interest expense	108,350	137,539		218,717	293,939
Gain (loss) on sale of assets related to mergers	—	(51,000)		3,991	(57,390)
Gain (loss) on marketable securities	5,917	5,349		8,901	23,805
Equity in earnings of nonconsolidated affiliates	7,500	4,045		10,713	4,608
Other income (expense)—net	15,394	(9,765)		41,601	(17,398)
Income tax benefit (expense)—current	(212,351)	(110,465)		(205,758)	(95,321)
Income tax benefit (expense)—deferred	50,326	104,245		(17,751)	144,698

Income (loss) before cumulative effect of a change in accounting principle	238,036	(237,001)		328,365	(546,229)
Cumulative effect of a change in accounting principle	—	—		(16,778,526)	—

Net income (loss)	$238,036	$(237,001)		$(16,450,161)	$(546,229)

*	See above for cautionary disclosure

(In thousands)				Six Months Ended June 30,
				2002	2001
Other Data:
Cash Flow from Operating Activities				$849,833	$95,198

Cash Flow from Investing Activities				$(283,341)	$350,240

Cash Flow from Financing Activities				$(548,060)	$(395,126)

Pro Forma Basis:
	Three Months Ended June 30,			Six Months Ended June 30,
	2002	2001	% Change	2002	2001	% Change
Revenue	$2,158,887	$2,238,081	(4%)	$3,865,621	$3,906,686	(1%)
Divisional Operating Expenses	1,494,491	1,569,569	(5%)	2,791,814	2,784,693	0%

Reconciliation of Reported Basis to Pro Forma Basis

(In thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2002	2001		2002	2001
Reported Revenue	$2,172,910	$2,179,261		$3,870,897	$3,807,624
Acquisitions	—	75,130		—	128,678
Divestitures	—	(16,310)		—	(29,616)
Foreign Exchange adjustments	(14,023)	—		(5,276)	—

Pro Forma Revenue	$2,158,887	$2,238,081		$3,865,621	$3,906,686

Reported Divisional Operating Expenses	$1,506,401	$1,520,215		$2,795,378	$2,699,283
Acquisitions	—	59,300		—	105,017
Divestitures	—	(9,946)		—	(19,607)
Foreign Exchange adjustments	(11,910)	—		(3,564)	—

Pro Forma Divisional Operating Expenses	$1,494,491	$1,569,569		$2,791,814	$2,784,693

On a reported basis, revenue decreased $6.4 million for the three months ended June 30, 2002 from the same period of 2001. The decline in reported basis revenue for the three months ended June 30, 2002 is primarily attributable to an 11% decline in revenue in our live entertainment segment. Revenue increased $63.3 million for the six months ended June 30, 2002 from the same period of 2001. The reported basis increase in revenues for the six months ended June 30, 2002 is mainly attributed to improved results in our radio segment, improving fundamentals in our outdoor business, and the impact of current year acquisitions.

On a pro forma basis, revenue decreased $79.2 million and $41.1 million for the three and six months ended June 30, 2002, respectively, from the same periods of 2001. These pro forma basis declines resulted principally from our outdoor and live entertainment segments. Pro forma revenue in our outdoor segment was down 5% and 7% for the three and six months period ended June 30, 2002, respectively, compared to the same time periods of the prior year. The declines are primarily attributable to weaker rates across our advertising inventory, which were partially offset by an increase in occupancy on our poster inventory during the second quarter of 2002 compared to the same time period of the prior year. In our live entertainment business, revenue from ticket sales is down for the three and six months ended June 30, 2002.

Partially offsetting the pro forma basis revenue declines was another quarter of positive revenue growth in our radio business, during the second quarter of 2002. Our leading market position, coupled with organizational and sales initiatives enacted in the latter part of 2001, has enabled us to capitalize on the recovery underway in the economy and radio industry.

On a reported basis, divisional operating expenses decreased $13.8 million and increased $96.1 million for the three and six months ended June 30, 2002, respectively, from the same periods of 2001. The reported basis increase in divisional operating expense for the six months ended June 30, 2002 is mainly attributed to increases in our radio and outdoor segments, and the impact of current year acquisitions. The decline in reported basis divisional operating expense for the three months ended June 30, 2002 is mostly attributable to a reported basis decline in divisional operating expense of 11% in our live entertainment segment.

On a pro forma basis, divisional operating expenses decreased $75.1 million and increased $7.1 million for the three and six months ended June 30, 2002, respectively, from the same periods of 2001. The second quarter decline compared to the second quarter of the prior year in pro forma basis divisional operating expense is primarily attributable to a decline in our live entertainment segment. This decline is due to the overall slowdown in the entertainment industry along with the mix of our live entertainment events in the current quarter compared to the same time period of the prior year. The increase in pro forma basis divisional operating expense for the six months period ended June 30, 2002 is attributable to expense increases across all of our segments. Increases in guaranteed franchise payments in our outdoor segment, increases associated with our national syndication business in our radio segment, and the timing and mix of live entertainment events in the current year all contributed to the divisional operating expense increase for the six months ended June 30, 2002 compared to the same time period of the prior year.

Corporate expenses decreased $8.4 million and $14.5 million on a reported basis for the three and six months ended June 30, 2002, respectively, from the same periods of 2001, primarily due to a decrease in corporate head count and facilities and other cost cutting measures. We closed the AMFM corporate offices on March 31, 2001 and a portion of the SFX corporate office in New York was closed on June 30, 2001.

Other Income and Expense Information

Non-cash compensation expense relates largely to unvested stock options assumed in mergers that are now convertible into Clear Channel stock. To the extent that these employees’ options continue to vest, we recognize non-cash compensation expense over the remaining vesting period. Vesting dates vary through April 2005. If no employees forfeit their unvested options by leaving the company, we expect to recognize non-cash compensation expense of approximately $5.0 million during the remaining vesting period.

Depreciation and amortization expense decreased $498.6 million and $969.9 million for the three and six months ended June 30, 2002 as compared to the same periods of 2001, respectively. Upon our adoption of FAS 142 on January 1, 2002, we no longer amortize goodwill and FCC licenses. For the three and six months ended June 30, 2001, goodwill and FCC license amortization was approximately $433.8 million and $869.7 million, respectively. The remaining decrease in depreciation and amortization relates mostly to asset impairments as well as impairment charges related to additional duplicative and excess assets identified in our radio segment and charged to expense during 2001.

Interest expense was $108.4 million and $137.5 million for the three months ended June 30, 2002 and 2001 respectively, a decrease of $29.1 million, or 21%. The decrease was due to an overall decrease in LIBOR rates as well as a decrease in our total debt outstanding. Interest expense decreased $75.2 million for the six months ended June 30, 2002 as compared to the same period of 2001. At June 30, 2002 and 2001, approximately 31% and 47%, respectively, of our debt was variable-rate debt that bears interest based upon LIBOR. The 1-Month LIBOR rates decreased from 3.86% at June 30, 2001 to 1.84% at June 30, 2002. At June 30, 2002, total debt outstanding was $9.3 billion versus $9.9 billion at June 30, 2001.

The gain on sale of assets related to mergers for the three and six months ended June 30, 2002 was $0 and $4.0 million, respectively, as compared to a loss of $51.0 million and $57.4 million for the three and six months ended June 30, 2001, respectively. The gain on sale of assets related to mergers in 2002 resulted from the sale of .8 million shares of Entravision Corporation that we acquired in the AMFM merger. The loss on sale of assets related to mergers for the six months ended June 30, 2001 was primarily the result of a loss of $78.7 million related to the sale of 14.5 million shares of Lamar Advertising Company that we acquired in the AMFM merger, and a net loss of $11.6 million related to write-downs of investments acquired in mergers. The 2001 loss was partially offset by a gain of $32.9 million realized on the sale of five stations in connection with governmental directives regarding the AMFM merger. For the three months ended June 30, 2001, a loss of $51.0 million was recorded related to the sale of 8.0 million shares of Lamar Advertising Company.

The gain on marketable securities for the three and six months ended June 30, 2002 was $5.9 million and $8.9 million, respectively, as compared to $5.3 million and $23.8 million for the three and six months ended June 30, 2001, respectively. During the six months ended June 30, 2001, we entered into a secured forward exchange contract that monetized part of our investment in American Tower Corporation (“AMT”). To partially offset the movement in the fair value of the contract, in accordance with FAS 133, we reclassified 2.0 million shares of AMT from an available-for-sale classification to a trading classification. As a result of the reclassification, a $69.7 million pre-tax unrealized holding gain was recorded. For the six months ended June 30, 2001, the fair value adjustment of the AMT trading shares and the secured forward exchange contract netted a gain of $9.6 million. These gains were partially offset by $52.1 million of impairment charges recorded on investments that had declines in their market values that were considered to be other-than-temporary. These impairments include investments in Internet and media companies. The gain recorded during the three and six months ended June 30, 2002 relates to the net fair value adjustment of the AMT trading shares and the secured forward exchange contract.

Equity in earnings of nonconsolidated affiliates for the three and six months ended June 30, 2002 was $7.5 million and $10.7 million, respectively, as compared to $4.0 million and $4.6 million for the three and six months ended June 30, 2001, respectively. We saw improvements during the second quarter of 2002 from our investments in domestic and Mexican radio broadcasting. Additionally, a weakening of the dollar against the Australian and New Zealand currencies contributed to the increase in operating results during the current quarter. Finally, our nonconsolidated affiliates adopted FAS 142 on January 1, 2002, and they are no longer amortizing goodwill and indefinite-lived intangibles, thus increasing their net earnings and our proportionate share of their net earnings.

For the three and six months ended June 30, 2002, other income (expense) – net was income of $15.4 million and $41.6 million, respectively, as compared to an expense of $9.8 million and $17.4 million for the same periods of 2001, respectively. The income recognized in 2002 related primarily to a $17.9 million gain on sale of a television license and a $6.3 million gain recognized in the first quarter related to the early extinguishment of debt that was assumed in the AMFM merger. Additionally, the income recognized in the second quarter of 2002 primarily relates to a $11.9 million gain on the sale of contracts recorded as part of a final settlement of a dispute with a third party representation firm, and a $10.6 million gain on the sale of assets in our live entertainment segment, partially offset by a $7.1 million loss, which is principally a foreign exchange loss associated with an interest payment on our foreign denominated debt. The 2001 expense related to the reimbursement of capital costs within certain operating contracts as well as software development costs and miscellaneous expenses.

Income taxes for the three and six months ended June 30, 2002 and 2001 were provided at our federal and state statutory rates adjusted for the effects of permanent tax items. During the three and six months ended June 30, 2001, as a result of our large amounts of non-deductible goodwill amortization, our effective tax rate was adversely impacted. As we no longer amortize goodwill, our effective tax rate for the three and six months ended June 30, 2002, more closely approximates our statutory tax rates.

Deferred income taxes changed from a benefit of $104.3 million and $144.7 million for the three and six months ended June 30, 2001, respectively, to a benefit of $50.3 million and an expense of $17.8 million for the three and six months ended June 30, 2002, respectively, primarily as a result of adopting Statement 142. As we no longer amortize FCC licenses, we will no longer recognize a deferred tax benefit for the difference between book and tax amortization on our FCC licenses. The majority of our deferred tax liability recorded on our balance sheet relates to the difference between our book and tax basis on our FCC licenses. Our deferred tax liability will not reverse over time unless we recognize future impairment charges on our FCC licenses or we sell our FCC licenses. In addition, we recorded a deferred tax liability in a prior year relating to a potential settlement of a lawsuit that was settled during the second quarter of 2002 for less than anticipated. The related deferred tax liability reversed, thus creating a one-time deferred tax benefit during the quarter ended June 30, 2002. One-time deferred tax benefits of $107.3 million are included in deferred tax expense for the six months ended June 30, 2002. This amount is comprised of the deferred tax benefit associated with the lawsuit settlement, partially offset by deferred tax expenses associated with the extinguishment of debt and the sale of a television license.

Income (loss) before cumulative effect of a change in accounting principle for the three and six months ended June 30, 2002 was income of $238.0 million and $328.4 million, respectively, and was a loss of $237.0 million and $546.2 million for the three and six months ended June 30, 2001, respectively. Income (loss) before cumulative effect of a change in accounting principle for the three and six months ended June 30, 2001, if we had adopted FAS 142 as of January 1, 2001, would have been income of $104.2 million and $130.2 million, respectively.

The loss recorded as a cumulative effect of a change in accounting principle during the six months ended June 30, 2002 relates to our adoption of FAS 142 on January 1, 2002. FAS 142 required that we test goodwill and indefinite-lived intangibles for impairment using a fair value approach. As a result of the goodwill test, we recorded a non-cash, net of tax, impairment charge of approximately $10.8 billion. Also, as a result of the indefinite-lived intangible test, we recorded a non-cash, net of tax, impairment charge on our FCC licenses of approximately $6.0 billion.

The non-cash impairments of our goodwill and FCC licenses were generally caused by unfavorable economic conditions, which persisted in the industries we served throughout 2001. This weakness contributed to our customers reducing the number of advertising dollars spent on our media inventory and live entertainment events. These conditions adversely impacted the cash flow projections used to determine the fair value of our licenses and each reporting unit. These factors resulted in the non-cash impairment charge of a portion of our licenses and goodwill.

Radio Broadcasting

(In thousands)
As Reported Basis:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2002	2001		2002	2001
Revenue	$991,282	$940,831	5%	$1,774,105	$1,698,822	4%
Divisional Operating Expenses	549,934	536,306	3%	1,029,192	1,000,655	3%

EBITDA as Adjusted*	$441,348	$404,525	9%	$744,913	$698,167	7%

*	See page 14 for cautionary disclosure

Pro Forma Basis:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2002	2001		2002	2001
Revenue	$991,282	$948,635	4%	$1,774,105	$1,713,379	4%
Divisional Operating Expenses	549,934	542,467	1%	1,029,192	1,013,187	2%

Reconciliation of Reported Basis to Pro Forma Basis

(In thousands)
	Three Months Ended June 30,			Six Months Ended June 30,
	2002	2001		2002	2001
Reported Revenue	$991,282	$940,831		$1,774,105	$1,698,822
Acquisitions	—	7,804		—	14,557
Divestitures	—	—		—	—
Foreign Exchange adjustments	—	—		—	—

Pro Forma Revenue	$991,282	$948,635		$1,774,105	$1,713,379

Reported Divisional Operating Expenses	$549,934	$536,306		$1,029,192	$1,000,655
Acquisitions	—	6,161		—	12,532
Divestitures	—	—		—	—
Foreign Exchange adjustments	—	—		—	—

Pro Forma Divisional Operating Expenses	$549,934	$542,467		$1,029,192	$1,013,187

Reported basis revenue increased $50.5 million and $75.3 million for the three and six months ended June 30, 2002 as compared to the same periods of 2001, respectively. Pro forma basis revenue increased $42.6 million and $60.7 million for the three and six ended June 30, 2002 as compared to the same periods of 2001, respectively.

        During the six months ended June 30, 2002, we continued to see positive effects from the increased number of sales and marketing people and reorganization of our radio business that occurred during the latter part of 2001. These initiatives helped to create more demand on our advertising inventory, which in turn has improved rates in some of our markets. Also, during May 2002, we announced the establishment of Clear Channel Advantage and a Local Event Sales structure. Clear Channel Advantage is designed to facilitate a cross-platform advertising solution through a single point of contact for our clients. The Local Event Sales structure was created through the merging of our local and regional sales teams in our radio and live entertainment segments and is designed to provide access to the combined opportunities of our radio and live entertainment assets.

As we progressed through the first six months of the current year, we experienced sequential improvement in our pro forma and reported basis radio revenues. This improvement was partially spurred by the rebound in the radio industry as advertising dollars continue to return to the medium. We are poised to benefit from the reorganization we initiated in our radio business and to take advantage of our leadership position, demonstrated by our number 1 or 2 ranking in 100 of the 112 Miller Kaplan/Hungerford reporting markets.

During the second quarter of 2002, we saw pro forma and reported basis revenue growth occurring across both our large and small markets. Our markets ranked 1-25 contributed $13.9 million and markets ranked 200+ contributed $12.3 million of the $42.6 million increase in pro forma basis revenue. Our revenue increased across all of our revenue categories as well, with national and local revenue up 6% and 2%, respectively, in the second quarter of 2002 as compared to the same period of the prior year. These two categories represent approximately 84% of our total radio revenue. We also saw growth in our barter revenue during the second quarter of 2002.

Growth from our revenue derived from national advertising outpaced growth from local advertising. Both categories benefited from the increased demand on our advertising inventory that began during the first quarter of this year.

Similar with the first quarter of 2002, we continued to see improvement in national accounts such as retail, consumer products, auto, telecom/ utility, and fast food. Consumer products and auto, which combined represent about one-third of our national revenue, experienced double-digit growth in the second quarter of 2002 compared to the same periods of 2001.

Pro forma and reported revenue in our national syndication business increased during the three and six months ended June 30, 2002 primarily related to revenue growth from our syndicated Rush Limbaugh and Jim Rome programs as well as organic growth from the addition of new programs.

As reported divisional operating expenses increased $13.6 million and $28.5 million for the three and six months ended June 30, 2002 as compared to the same periods of 2001, respectively. Our national syndication business contributed to the increase in divisional operating expenses as a result of the addition of new programs, an increase in talent fees and an increase in commission expense associated with revenue increases. Also, barter expenses increased during the first six months of 2002 as compared to the same period in 2001. Finally, we increased our bad debt expense as a result of a non-performing account and increased the reserve for our annual performance bonus during the second quarter of 2002. These increases were partially offset by reductions in discretionary spending related to contest and cash giveaways, direct mailings, research and general promotional expenditures within our radio markets during the three and six months ended June 30, 2002 as compared to the same periods of 2001.

On June 14, 2002, we closed our acquisition of Ackerley, which did not have a significant impact on results of operations in our radio segment for the three and six months ended June 30, 2002.

Outdoor Advertising

(In thousands)
As Reported Basis:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2002	2001		2002	2001
Revenue	$473,991	$461,451	3%	$843,156	$860,707	(2%)
Divisional Operating Expenses	329,489	294,209	12%	624,076	577,020	8%

EBITDA as Adjusted*	$144,502	$167,242	(14%)	$219,080	$283,687	(23%)

*	See page 14 for cautionary disclosure

Pro Forma Basis:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2002	2001		2002	2001
Revenue	$466,886	$489,225	(5%)	$840,670	$907,836	(7%)
Divisional Operating Expenses	323,320	314,515	3%	622,130	612,686	2%

Reconciliation of Reported Basis to Pro Forma Basis

(In thousands)
	Three Months Ended June 30,			Six Months Ended June 30,
	2002	2001		2002	2001
Reported Revenue	$473,991	$461,451		$843,156	$860,707
Acquisitions	—	27,774		—	48,542
Divestitures	—	—		—	(1,413)
Foreign Exchange adjustments	(7,105)	—		(2,486)	—

Pro Forma Revenue	$466,886	$489,225		$840,670	$907,836

Reported Divisional Operating Expenses	$329,489	$294,209		$624,076	$577,020
Acquisitions	—	20,306		—	36,683
Divestitures	—	—		—	(1,017)
Foreign Exchange adjustments	(6,169)	—		(1,946)	—

Pro Forma Divisional Operating Expenses	$323,320	$314,515		$622,130	$612,686

Reported basis revenue increased $12.5 million and decreased $17.6 million for the three and six months ended June 30, 2002 as compared to the same periods of 2001, respectively, and pro forma basis revenue decreased $22.3 million and $67.2 million for the three and six ended June 30, 2002 as compared to the same periods of 2001, respectively.

During the first six months of 2002, we have seen an improvement in occupancy on our bulletin inventory, with current year occupancy approximately 75%. Our poster inventory is approximately 70% occupied year to date. Occupancy levels on both bulletins and posters grew sequentially from the first quarter to the second quarter of 2002. In addition, the number of international panels increased roughly 3% for the three and six months ended June 30, 2002 compared to the same time period of the prior year.

If we continue to see improvements in occupancy, we expect to see rate recoveries as well. In fact, the gap in rates on our poster inventory narrowed in the second quarter of 2002 from the first quarter, when compared to the same time periods of the prior year. Additionally, we experienced pockets of rate growth in some markets during the current year. However, on an aggregate basis, rates on our outdoor advertising inventory are trailing rates achieved in the same periods of 2001.

Pro forma basis revenue for the second quarter of 2002 as compared to the second quarter of 2001 from our bulletin inventory declined mid-single digits on a percentage basis, while revenue from our poster inventory was essentially flat. Generally, an improving poster business is a forerunner for improvements in the bulletin business due to the relatively shorter contracts on poster inventory.

Consistent with our radio segment, we saw sequential revenue improvement on a reported and pro forma basis in our outdoor business as we progressed through the first six months of 2002. The entertainment category continued to grow, up approximately $8.1 million over the first quarter of 2002. Also, we began marketing panels at Carrefour retail locations in France, with initial research showing sales growth in Carrefour stores for our customers advertising on these panels. Carrefour is a large concession we won in 2001 to provide advertising panels at Carrefour locations across Europe.

Divisional operating expenses increased on a reported basis $35.3 million and $47.1 million for the three and six months ended June 30, 2002 as compared to the same periods of 2001, respectively. The increase is primarily the result of additional fixed expenses such as real estate and site lease expenses, slightly offset by a decrease in basic operating expenses such as maintenance, rotary, and posting. The increase in site lease expenses is largely associated with new guaranteed franchise payments. As our occupancy levels and rates improve, we expect our margin on these costs to improve as well.

On June 14, 2002 we closed our acquisition of Ackerley. The closing did not have a significant impact on results of operations in the outdoor segment for the three and six months ended June 30, 2002.

Live Entertainment

(In thousands)
As Reported Basis:	Three Months Ended June 30,			Six Months Ended June 30,
	2002	2001	% Change	2002	2001	% Change
Revenue	$619,225	$697,255	(11%)	$1,095,011	$1,098,335	(0%)
Divisional Operating Expenses	567,638	641,335	(11%)	1,028,417	1,025,639	0%

EBITDA as Adjusted*	$51,587	$55,920	(8%)	$66,594	$72,696	(8%)

*	See page 14 for cautionary disclosure

Pro Forma Basis:	Three Months Ended June 30,			Six Months Ended June 30,
	2002	2001	% Change	2002	2001	% Change
Revenue	$612,307	$714,933	(14)%	$1,092,220	$1,130,729	(3%)
Divisional Operating Expenses	561,897	657,969	(15)%	1,026,800	1,055,704	(3%)

Reconciliation of Reported Basis to Pro Forma Basis

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Reported Revenue	$619,225	$697,255	$1,095,011	$1,098,335
Acquisitions	—	21,544	—	36,260
Divestitures	—	(3,866)	—	(3,866)
Foreign Exchange adjustments	(6,918)	—	(2,791)	—

Pro Forma Revenue	$612,307	$714,933	$1,092,220	$1,130,729

Reported Divisional Operating Expenses	$567,638	$641,335	$1,028,417	$1,025,639
Acquisitions	—	19,364	—	32,795
Divestitures	—	(2,730)	—	(2,730)
Foreign Exchange adjustments	(5,741)	—	(1,617)	—

Pro Forma Divisional Operating Expenses	$561,897	$657,969	$1,026,800	$1,055,704

As reported basis revenue decreased $78.0 million and $3.3 million for the three and six months ended June 30, 2002 as compared to the same periods of 2001, respectively, and pro forma basis revenue decreased $102.6 million and $38.5 million for the three and six ended June 30, 2002 as compared to the same periods of 2001, respectively.

Both pro forma and reported basis revenue were adversely impacted by a decline in revenue from ticket sales, which comprised approximately 61% of total revenue during the second quarter of 2002. However, these declines were partially offset by revenue increases in concessions, merchandising and sponsorships. Also, our attendance levels are depressed from the lingering effects of the events of September 11th. We expect attendance levels in the third quarter of 2002 to remain depressed.

Key events occurring during the second quarter of 2002 included Paul McCartney, DMB, *NSYNC, and Blink 182/Green Day. Due to the start of our summer concert season, the second quarter generally experiences more revenue and operating expenses than the first quarter.

During the second quarter of 2002, we experienced an 11% increase in the number of amphitheater events, which was partially offset by a decline in ticket prices to these events. As of June 30, 2002, we had confirmed 18% more amphitheater shows at our venues than the same time period of the prior year.

During May of 2002, we announced the establishment of a Local Event Sales structure, created through the merging of our local and regional sales teams in our radio and live entertainment segments and is designed to provide access to the combined opportunities of our radio and live entertainment assets.

Divisional operating expenses decreased on a reported basis $73.7 million and increased $2.8 million for the three and six months ended June 30, 2002 as compared to the same periods of 2001, respectively, and pro forma basis divisional operating expenses decreased $96.1 million and $28.9 million for the three and six ended June 30, 2002 as compared to the same periods of 2001, respectively. On a pro forma basis, the declines were mainly associated with the decline in revenues.

Segment Reconciliations

(In thousands)
As Reported EBITDA as Adjusted*	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Radio Broadcasting	$441,348	$404,525	$744,913	$698,167
Outdoor Advertising	144,502	167,242	219,080	283,687
Live Entertainment	51,587	55,920	66,594	72,696
Other	29,072	31,359	44,932	53,791
Corporate	(39,203)	(47,611)	(78,172)	(92,682)

Consolidated EBITDA as Adjusted*	$627,306	$611,435	$997,347	$1,015,659

*	See page 14 for cautionary disclosure

(In thousands)
Pro Forma Revenue	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Radio Broadcasting	$991,282	$948,635	$1,774,105	$1,713,379
Outdoor Advertising	466,886	489,225	840,670	907,836
Live Entertainment	612,307	714,933	1,092,220	1,130,729
Other	116,845	117,870	218,250	218,792
Eliminations	(28,433)	(32,582)	(59,624)	(64,050)

Consolidated Pro Forma Revenue	$2,158,887	$2,238,081	$3,865,621	$3,906,686

Pro Forma Divisional Operating Expense	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Radio Broadcasting	$549,934	$542,467	$1,029,192	$1,013,187
Outdoor Advertising	323,320	314,515	622,130	612,686
Live Entertainment	561,897	657,969	1,026,800	1,055,704
Other	87,773	87,200	173,316	167,166
Eliminations	(28,433)	(32,582)	(59,624)	(64,050)

Consolidated Pro Forma Divisional Operating Expense	$1,494,491	$1,569,569	$2,791,814	$2,784,693

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Operating Activities:

Net cash flow from operating activities of $849.8 million for the six months ended June 30, 2002 principally reflects a net loss of $16.5 billion adjusted for non-cash charges of $16.8 billion for the adoption of SFAS 142 and depreciation and amortization of $288.7 million. Cash flow from operations also reflects increases in deferred income, accounts payable, taxes payable and other accrued expenses partially offset by an increase in receivables. Net cash flow from operating activities of $95.2 million for the six months ended June 30, 2001 principally reflects a net loss of $546.2 million adjusted for $1.3 billion of depreciation and amortization. Cash flow from operations also reflects increases in deferred income offset by decreases in taxes payable and accrued expenses. During the prior year period, a tax payment of approximately $450.0 million was paid relating to gains realized on divested radio stations as well as $107.4 million of cash payments made relating to merger and other liabilities.

Investing Activities:

Net cash expenditures for investing activities of $283.3 million for the six months ended June 30, 2002 principally reflect capital expenditures of $229.9 million related to purchases of property, plant and equipment and $93.8 million primarily related to acquisitions of radio and outdoor assets. Net cash provided by investing activities of $350.2 million for the six months ended June 30, 2001, reflect $595.6 million of proceeds related to the sale of Lamar stock and $583.8 million related to the liquidation of restricted cash associated with our divestitures of radio properties. This was partially offset by cash and restricted cash expenditures of $240.0 million and $355.0 million, respectively, relating to acquisitions of radio, outdoor, and entertainment assets. This was also offset by $285.3 million of capital expenditures related to purchases of property, plant and equipment.

Financing Activities:

Financing activities for the six months ended June 30, 2002 principally reflect the net reduction in debt of $607.3 million and proceeds of $59.2 million related to the exercise of stock options and warrants. Financing activities for the six months ended June 30, 2001 reflect a net increase in debt of $532.1 million, proceeds from a forward exchange contract, as well as proceeds related to the exercise of stock options and warrants.

We expect to fund anticipated cash requirements (including payments of principal and interest on outstanding indebtedness and commitments, acquisitions, anticipated capital expenditures and share repurchases) with cash flows from operations and various externally generated funds.

SOURCES OF CAPITAL

As of June 30, 2002 and December 31, 2001 we had the following debt outstanding:

(In millions)
	June 30, 2002	December 31, 2001
Credit facilities—domestic	$1,365.8	$1,419.3
Credit facility—international	71.0	94.4
Senior convertible notes	1,575.0	1,575.0
Liquid Yield Option Notes(a)	248.2	244.4
Long-term bonds(b)	5,846.0	5,966.8
Other borrowings	192.7	183.0

Total Debt(c)	9,298.7	9,482.9
Less: Cash and cash equivalents	173.2	154.7

	$9,125.5	$9,328.2

(a)
Includes $43.0 million and $43.9 million in unamortized fair value purchase accounting adjustment premiums related to the merger with Jacor Communications, Inc. at June 30, 2002 and December 31, 2001, respectively.

(b)
Includes $48.0 million and $25.7 million in unamortized fair value purchase accounting adjustment premiums related to the mergers with AMFM and Ackerley, respectively, at June 30, 2002 and $66.5 million in unamortized fair value purchase accounting adjustment premiums related to the merger with AMFM at December 31, 2001. Also includes $108.6 million and $106.6 million related to fair value adjustments for interest rate swap agreements at June 30, 2002 and December 31, 2001, respectively.

(c)	Total face value of outstanding debt was $9.2 billion and $9.4 billion at June 30, 2002 and December 31, 2001, respectively.

Domestic Credit Facilities

We currently have three separate domestic credit facilities. These provide cash for both working capital needs as well as to fund certain acquisitions.

The first credit facility is a reducing revolving credit facility, originally in the amount of $2.0 billion. At June 30, 2002, $795.0 million was outstanding and $745.6 million was available for future borrowings. This credit facility began reducing on September 30, 2000, with quarterly reductions in the amounts available for future borrowings to continue through the last business day of June 2005. The reductions in amounts available for future borrowings total $76.6 million per quarter in 2002, $109.4 million per quarter in 2003 and 2004, and $131.3 million in the first two quarters of 2005.

The second facility is a $1.5 billion, five-year multi-currency revolving credit facility. At June 30, 2002, the outstanding balance was $570.8 million and, taking into account letters of credit of $173.8 million, $755.4 million was available for future borrowings, with the entire balance to be repaid on August 30, 2005.

The third facility is a $1.5 billion, 364-day revolving credit facility, which we have the option, upon its August 28, 2002 maturity, to convert into a term loan with a maturity of August 2005. There was no amount outstanding at June 30, 2002 and $1.5 billion was available for future borrowings. On July 24, 2002, we notified the lenders of the $1.5 billion, 364-day revolving credit facility that we intended to convert the facility upon its August 28, 2002, maturity into a three-year term loan. There was no amount outstanding at July 24, 2002. Prior to the August 28, 2002 maturity, it is our intention to draw upon the facility for the full $1.5 billion. These proceeds will be used to pay down outstanding borrowings on our other credit facilities and to fund near-term debt maturities.

During the six months ended June 30, 2002, we made principal payments totaling $760.0 million and drew down $671.0 million on these credit facilities. As of July 30, 2002, the credit facilities aggregate outstanding balance was $1.7 billion and, taking into account outstanding letters of credit, $2.7 billion was available for future borrowings.

International Credit Facility

We have a $150.0 million five-year revolving credit facility with a group of international banks. This facility allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provides funds to our international operations for certain working capital needs. At June 30, 2002, $71.0 million was outstanding. This credit facility expires on December 8, 2005.

Liquid Yield Option Notes

We assumed 4.75% Liquid Yield Option Notes (“LYONs”) due 2018 as a part of the merger with Jacor. Each LYON has a principal amount at maturity of $1,000 and is convertible, at the option of the holder, at any time on or prior to maturity, into our common stock at a conversion rate of 7.227 shares per LYON. The LYONs balance, after conversions to common stock, amortization of purchase accounting premium, and accretion of interest, at June 30, 2002 was $248.2 million, which includes an unamortized fair value purchase accounting premium of $43.0 million.

We can purchase the LYONs, at the option of the holder, on February 9, 2003 for a purchase price of $494.52, representing a 4.75% yield per annum to the holder on such date. We may elect, at our option, to pay the purchase price on such purchase date in cash or common stock, or any combination thereof.

AMFM Long-Term Bonds

On January 15, 2002, we redeemed all of the outstanding 12.625% Exchange Debentures due 2006, originally issued by SFX Broadcasting for $150.8 million plus accrued interest. We utilized availability on the reducing revolving line of credit to finance the redemption. The redemption resulted in a $6.3 million gain recorded in other income (expense)—net.

Guarantees of Third Party Obligations

As of June 30, 2002 and 2001, we guaranteed the debt of third parties of approximately $150.9 million and $251.5 million, respectively, primarily related to long-term operating contracts. The third parties’ associated operating assets secure a substantial portion of these obligations. On July 1, 2002, our guarantees of debt of third parties were reduced to $97.2 million.

Common Stock Warrants

We assumed common stock warrants, with an expiration date of February 27, 2002, as a part of our merger with Jacor. Each warrant represented the right to purchase .130441 shares of our common stock at an exercise price of $34.56 per full share. During the first quarter of 2002, we received $11.8 million in proceeds and issued .3 million shares of common stock on the exercise of these warrants.

Sale of Marketable Securities

During the first quarter of 2002, we liquidated our position in Entravision Corporation, which we acquired in the AMFM merger. As a result of the sale, we received $11.8 million in proceeds and recorded a gain of $4.0 million, which is recorded in gain on sale of assets related to mergers.

Shelf Registration

On March 29, 2002, we filed a Registration Statement on Form S-3 covering a combined $3.0 billion of debt securities, junior subordinated debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units (the “shelf registration statement”). The shelf registration statement also covers preferred securities that may be issued from time to time by our three Delaware statutory business trusts and guarantees of such preferred securities by us. The SEC made this shelf registration statement effective on April 2, 2002.

Debt Covenants

Our only significant covenants relate to leverage ratio and interest coverage covenants contained and defined in the credit facilities. The leverage ratio covenant requires us to maintain a ratio of total debt to EBITDA (as defined by the credit facilities) of less than 5.50x through June 30, 2003 and less than 5.00x from July 1, 2003 through the maturity of the facilities. The interest coverage covenant requires us to maintain a minimum ratio of EBITDA (as defined by the credit facilities) to interest expense of 2.00x. In the event that we do not meet these covenants, we are considered to be in default on the credit facilities at which time the credit facilities may become immediately due. At June 30, 2002, our leverage and interest coverage ratios were 4.8 and 3.8, respectively. Our bank credit facilities have cross-default provisions among the bank facilities only. No other Clear Channel debt agreements have cross-default or cross-acceleration provisions.

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

Our domestic credit facilities include a provision for an increase in fees of 12.5 basis points on borrowings and 5 basis points on amounts available for future borrowings in the event that our long-term debt ratings drop below our current ratings of BBB-/Baa3. Conversely, if our long-term debt ratings improve, we have a proportionate decrease in fees. Our $150.0 million international credit facility includes a put option in the event that our long-term debt ratings fall below BB+/Ba1. We believe there are no other agreements that contain provisions that trigger an event upon a change in long-term debt ratings that would have a material impact to our financial statements.

At June 30, 2002, we were in compliance with all debt covenants. We expect to remain in compliance throughout 2002.

USES OF CAPITAL

Acquisitions

Ackerley Merger

On June 14, 2002, we consummated our merger with The Ackerley Group, Inc. (“Ackerley”). Pursuant to the terms of the merger agreement, each share of Ackerley ordinary and Class B common stock was exchanged for 0.35 shares of our common stock. After canceling 1.2 million shares of Ackerley common stock that we held prior to the signing of the merger agreement, approximately 12.0 million shares of our common stock were issued to Ackerley shareholders. We also assumed all of Ackerley’s outstanding employee stock options, which at the time of the merger were exercisable for approximately 132,000 shares of our common stock. The merger is valued at approximately $493.0 million based on our common shares issued at the average share value at signing of the merger agreement, the historical cost of the Ackerley shares we held prior to the merger date and the fair value of the employee stock options at the merger date. In addition, we assumed all of Ackerley’s outstanding debt, which had a fair value of $319.0 million at the merger date. We refinanced Ackerley’s credit facility and made a tender offer for Ackerley’s public debt concurrent with the merger. The tender offer was finalized on July 3, 2002 at a price of $1.129 per $1,000 tendered, resulting in the repurchase of substantially all of Ackerley’s public debt. This merger resulted in the recognition of approximately $343.9 million of goodwill. This purchase price allocation is preliminary pending completion of third-party appraisals and other fair value analysis of assets and liabilities. The results of operations of Ackerley have been included in the Company’s financial statements beginning June 14, 2002.

Other

In addition to the acquisition of Ackerley, during the six months ended June 30, 2002 we acquired 18 radio stations in 9 markets for $30.3 million in cash and $13.9 million in restricted cash. We also acquired approximately 150 additional outdoor display faces in 18 domestic markets and approximately 8,000 display faces in 14 international markets for a total of $45.5 million in cash. Our outdoor segment also acquired investments in nonconsolidated affiliates for a total of $2.0 million in cash. During the six months ended June 30, 2002, our live entertainment segment acquired music, sports and racing events, promotional assets and sports talent representation contracts for $11.1 million in cash. Also, our national representation business acquired new contracts for a total of $4.9 million in cash during the six months ended June 30, 2002. We intend to continue to pursue businesses that fit our strategic goals.

Capital Expenditures

Capital expenditures in the six months ended June 30, 2002 decreased from $285.3 million in 2001 to $229.9 million in the same period of 2002. Overall, capital expenditures decreased due to less integration and consolidation of our operations during the first six months of 2002 as compared to the same period of the prior year.

(In millions)
	Six Months Ended June 30, 2002 Capital Expenditures
	Radio	Outdoor	Entertainment	Corporate and Other	Total
Recurring	$14.6	$27.1	$9.0	$8.1	$58.8
Non-recurring projects	25.3	9.7	11.8	19.0	65.8
Revenue producing	—	94.0	11.3	—	105.3

	$39.9	$130.8	$32.1	$27.1	$229.9

Our radio broadcasting capital expenditures during the six months ended June 30, 2002 are related primarily to expenditures associated with the consolidation of operations in certain markets in conjunction with acquisitions that are expected to result in improved operating results in such markets.

Our outdoor advertising capital expenditures during the six months ended June 30, 2002 are related primarily to the construction of new revenue producing advertising displays as well as replacement expenditures on our existing advertising displays.

Our live entertainment capital expenditures during the six months ended June 30, 2002 include expenditures primarily related to a consolidated sales and operations facility, new venues and improvements to existing venues. Recurring capital expenditures increased approximately $6.6 million in the second quarter compared to the first quarter of 2002 in conjunction with the start of our summer concert series.

Included in “corporate and other” capital expenditures during the six months ended June 30, 2002 are costs associated with the construction of an additional corporate facility to replace leased space as well as technological upgrades to our television operating assets.

Future acquisitions of radio broadcasting stations, outdoor advertising facilities, live entertainment assets and other media-related properties effected in connection with the implementation of our acquisition strategy are expected to be financed from increased borrowings under our existing credit facilities, additional public equity and debt offerings and cash flow from operations. We currently have enough bank capacity to meet all debt maturities for the next several years. We believe that cash flow from operations, as well as the proceeds from securities offerings made from time to time, will be sufficient to make all required future interest and principal payments on the credit facilities, senior convertible notes, senior notes and bonds, and will be sufficient to fund all anticipated capital expenditures.

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

Subsequent to June 30, 2002, we repurchased $171.2 million of our outstanding notes and convertible notes with maturities prior to September 2003. These transactions were completed in the open market.

Market Risk

Interest Rate Risk

At June 30, 2002, approximately 31% of our long-term debt, including fixed rate debt on which we have entered interest rate swap agreements, bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the year’s average interest rate under these borrowings, it is estimated that our interest expense would have changed by $57.3 million and that our net income would have changed by $35.5 million during the first six months of 2002. In the event of an adverse change in interest rates, management may take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

We have entered into interest rate swap agreements that effectively float interest at rates based upon LIBOR on $1.5 billion of our current fixed rate borrowings. These agreements expire from September 2003 to June 2005. The fair value of these agreements at June 30, 2002 was an asset of $108.6 million.

Equity Price Risk

The carrying value of our available-for-sale and trading equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at June 30, 2002 by $23.8 million and would change accumulated comprehensive income (loss) and net income (loss) by $13.9 million and $.9 million, respectively. At June 30, 2002, we also held $61.7 million of investments that do not have a quoted market price, but are subject to fluctuations in their value.

Foreign Currency

We have operations in countries throughout the world. Foreign operations are measured in their local currencies except in hyper-inflationary countries in which we operate. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. To mitigate a portion of the exposure to risk of international currency fluctuations, we maintain a natural hedge through borrowings in currencies other than the U.S. dollar. This hedge position is reviewed monthly. We currently maintain no derivative instruments to mitigate the exposure to translation and/or transaction risk. However, this does not preclude the adoption of specific hedging strategies in the future. Our foreign operations reported a net loss before the cumulative effect of a change in accounting principle of $17.9 million for the six months ended June 30, 2002. It is estimated that a 10% change in the value of the U.S. dollar to foreign currencies would change net loss for the six months ended June 30, 2002 by $1.8 million.

Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of our investments in various countries, all of which are accounted for under the equity method. It is estimated that the result of a 10% fluctuation in the value of the dollar relative to these foreign currencies at June 30, 2002 would change our equity in earnings of nonconsolidated affiliates by $.4 million and would change our net income for the six months ended June 30, 2002 by approximately $.2 million. This analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

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

Impairment of Investments

At June 30, 2002, we have $181.0 million recorded as other investments. Other investments are composed primarily of equity securities. These securities are classified as available-for-sale or trading and are carried at fair value based on quoted market prices. Securities are carried at historical value when quoted market prices are unavailable. The net unrealized gains or losses on the available-for-sale securities, net of tax, are reported as a separate component of shareholders’ equity. The net unrealized gains or losses on the trading securities are reported in the statement of operations. In addition, we hold investments that do not have quoted market prices. We review the value of these investments and record an impairment charge in the statement of operations for any decline in value that is determined to be other-than-temporary.

Accrued Income Taxes

The Internal Revenue Service routinely examines our federal tax returns. From time to time, the IRS challenges certain of our tax positions. We believe our tax positions comply with applicable tax law and we would vigorously defend these positions if challenged. The final disposition of any positions challenged by the IRS could require us to make additional tax payments. Nonetheless, we believe that we have adequately reserved for any foreseeable payments related to such matters and consequently do not anticipate any material earnings impact from the ultimate resolution of such matters.

Accrued Legal Costs

We are currently involved in certain legal proceedings and, as required, have accrued our estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with counsel and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.

Inflation

Inflation has affected our performance in terms of higher costs for wages, salaries and equipment. Although the exact impact of inflation is indeterminable, we believe we have offset these higher costs by various manners.

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is as follows:

Six Months ended June 30,		Year Ended December 31,
2002	2001	2001	2000	1999	1998	1997
2.49	*	*	2.20	2.04	1.83	2.32
*	For the six months ended June 30, 2002 and for the year ended December 31, 2001, fixed charges exceeded earnings before income taxes and fixed charges by $600.2 million and $1.3 billion, respectively.

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

Risks Regarding Forward Looking Statements

Except for the historical information, this report contains various forward-looking statements that represent our expectations or beliefs concerning future events, including the future levels of cash flow from operations. Management believes that all statements that express expectations and projections with respect to future matters, including the strategic fit of radio assets; expansion of market share; our ability to capitalize on synergies between the live entertainment and radio broadcasting businesses; the availability of capital resources; and expected changes in advertising revenues; are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables that could have an adverse effect upon our financial performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management’s expectations will necessarily come to pass.

A wide range of factors could materially affect future developments and performance, including:

•	the impact of general economic conditions in the U.S. and in other countries in which we currently do business;

•	our ability to integrate the operations of recently acquired companies;

•	shifts in population and other demographics;

•	industry conditions, including competition;

•	fluctuations in operating costs;

•	technological changes and innovations;

•	changes in labor conditions;

•	fluctuations in exchange rates and currency values;

•	capital expenditure requirements;

•	litigation settlements;

•	legislative or regulatory requirements;

•	interest rates;

•	the effect of leverage on our financial position and earnings;

•	taxes;

•	access to capital markets; and

•	certain other factors set forth in our SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2001.

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Required information is within Item 2

Part II—OTHER INFORMATION

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of shareholders of the Company was held on April 30, 2002. L. Lowry Mays, Mark P. Mays, Randall T. Mays, Alan D. Feld, Thomas O. Hicks, Vernon E. Jordan, Jr., Perry J. Lewis, B. J. McCombs, Theodore H. Strauss and John H. Williams were elected as directors of the Company, each to hold office until the next annual meeting of shareholders or until his successor has been elected and qualified, subject to earlier resignation and removal. The shareholders approved the selection of Ernst & Young LLP as independent auditors for the year ending December 31, 2002. The shareholders also approved an amendment to the Clear Channel Communications, Inc. 1998 Stock Incentive Plan.

The results of voting at the annual meeting of the shareholders were as follows:

Proposal No. 1
(Election of Directors)

Nominee	For	Withheld
L. Lowry Mays	502,086,630	11,926,103
Mark P. Mays	501,967,461	12,045,272
Randall T. Mays	501,965,976	12,046,757
Alan D. Feld	500,965,169	13,047,564
Thomas O. Hicks	500,889,815	13,122,918
Vernon E. Jordan Jr.	500,704,668	13,308,065
Perry J. Lewis	498,045,398	15,967,335
B.J. McCombs	502,244,944	11,767,789
Theodore H. Strauss	497,912,377	16,100,356
John H. Williams	498,034,521	15,978,212

Proposal No. 2
(Selection of Ernst & Young LLP as Independent Auditors for the year ending December 31, 2002)

For	Withhold/Against	Exceptions/Abstain
496,624,016	15,600,390	1,788,327

Proposal No. 3
(Amendment to the 1998 Stock Incentive Plan)

For	Withhold/Against	Exceptions/Abstain
284,844,211	226,723,065	2,445,457

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.    See Exhibit Index on Page 33

(b)  Reports on Form 8-K

Filing	Date	Items Reported	Financial Statements Reported
8-K	6/14/02	Item 5—Other	None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL COMMUNICATIONS, INC.

July 31, 2002
By:	/s/ Randall T. Mays
Randall T. Mays
Executive Vice President and Chief Financial Officer
July 31, 2002
By:	/s/ Herbert W. Hill, Jr.
Herbert W. Hill, Jr.
Senior Vice President and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

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