Form 10-Q
period 2002-09-30
CLEAR CHANNEL COMMUNICATIONS INC
filed 2002-11-01
CIK 739708

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002	Commission file number 1-9645

CLEAR CHANNEL COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Texas	74-1787539
(State of Incorporation)	(I.R.S. Employer Identification No.)

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
Yes    x       No

Indicate the number of shares outstanding of each class of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2002
Common Stock, $.10 par value	612,729,357

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

PART I

Item 1.  UNAUDITED FINANCIAL STATEMENTS

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)

	September 30, 2002 (Unaudited)	December 31, 2001 (Audited)
Current Assets
Cash and cash equivalents	$187,629	$154,744
Restricted cash	4,815	4,600
Accounts receivable, less allowance of $69,887 at September 30, 2002 and $61,070 at December 31, 2001	1,624,082	1,475,276
Prepaid expenses	247,748	163,283
Other current assets	145,515	143,396

Total Current Assets	2,209,789	1,941,299

Property, Plant and Equipment
Land, buildings and improvements	1,497,926	1,388,332
Structures and site leases	2,494,635	2,210,309
Towers, transmitter and studio equipment	703,322	634,532
Furniture and other equipment	599,280	556,977
Construction in progress	205,736	191,048

	5,500,899	4,981,198
Less accumulated depreciation	(1,351,800)	(1,024,449)

	4,149,099	3,956,749
Intangible Assets
Definite-lived intangibles, net	778,574	814,306
Indefinite-lived intangibles - licenses	11,732,841	21,116,280
Indefinite-lived intangibles - other	383,717	155,593
Goodwill	7,209,756	18,267,306

Other Assets
Notes receivable	30,627	45,856
Investments in, and advances to, nonconsolidated affiliates	523,014	502,185
Other assets	538,170	449,227
Other investments	132,819	354,341

Total Assets	$27,688,406	$47,603,142

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY
(In thousands)

	September 30, 2002 (Unaudited)	December 31, 2001 (Audited)
Current Liabilities
Accounts payable	$325,303	$292,539
Accrued interest	102,328	85,842
Accrued expenses	867,708	803,709
Accrued income taxes	183,264	10,097
Current portion of long-term debt	2,150,505	1,515,221
Deferred income	300,717	234,559
Other current liabilities	26,134	17,890

Total Current Liabilities	3,955,959	2,959,857

Long-term debt	6,942,253	7,967,713
Deferred income taxes	2,358,878	6,512,217
Other long-term liabilities	391,759	374,307

Minority interest	49,041	52,985

Shareholders’ Equity
Common stock	61,295	59,827
Additional paid-in capital	30,899,658	30,320,916
Common stock warrants	—	12,373
Accumulated deficit	(16,836,733)	(599,086)
Accumulated other comprehensive loss	(113,497)	(34,470)
Other	(4,003)	(8,218)
Cost of shares held in treasury	(16,204)	(15,279)

Total shareholders’ equity	13,990,516	29,736,063

Total Liabilities and Shareholders’ Equity	$27,688,406	$47,603,142

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands of dollars, except per share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Revenue	$6,211,322	$6,107,857	$2,340,425	$2,300,233
Operating expenses:
Divisional operating expenses (excludes non-cash compensation expense of $3,680, $11,361, $903 and $2,359 for the nine months ended and three months ended September 30, 2002 and 2001, respectively)	4,475,749	4,395,864	1,680,371	1,696,581
Non-cash compensation expense	4,219	14,931	936	2,581
Depreciation and amortization	449,182	1,911,372	160,503	652,771
Corporate expenses (excludes non-cash compensation expense of $539, $3,570, $33 and $222 for the nine months ended and three months ended September 30, 2002 and 2001, respectively)	122,557	140,832	44,385	48,150

Operating income (loss)	1,159,615	(355,142)	454,230	(99,850)

Interest expense	326,652	428,683	107,935	134,744
Gain (loss) on sale of assets related to mergers	3,991	(57,390)	—	—
Gain (loss) on marketable securities	(7,108)	29,512	(16,009)	5,707
Equity in earnings of nonconsolidated affiliates	16,619	11,619	5,906	7,011
Other income (expense) – net	62,575	(19,049)	20,974	(1,651)

Income (loss) before income taxes and cumulative effect of a change in accounting principle	909,040	(819,133)	357,166	(223,527)
Income tax (expense) benefit:
Current	(231,079)	(217,882)	(25,321)	(122,561)
Deferred	(137,082)	258,588	(119,331)	113,890

Income (loss) before cumulative effect of a change in accounting principle	540,879	(778,427)	212,514	(232,198)
Cumulative effect of a change in accounting principle	(16,778,526)	—	—	—

Net income (loss)	(16,237,647)	(778,427)	212,514	(232,198)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,976	14,292	8,483	63,551
Unrealized gain (loss) on securities:
Unrealized holding gain (loss)	(90,026)	(207,180)	(11,798)	(178,190)
Reclassification adjustment for gains on securities transferred to trading	—	(45,315)	—	—
Reclassification adjustment for gains on shares held prior to mergers	(3,982)	—	—	—
Reclassification adjustment for (gains) losses included in net income (loss)	13,005	73,562	15,480	—

Comprehensive income (loss)	$(16,316,674)	$(943,068)	$224,679	$(346,837)

Per common share:
Income (loss) before cumulative effect of a change in accounting principle – Basic	$.89	$(1.32)	$.35	$(.39)
Cumulative effect of a change in accounting principle – Basic	$(27.74)	$—	$—	$—

Net income (loss) – Basic	$(26.85)	$(1.32)	$.35	$(.39)

Income (loss) before cumulative effect of a change in accounting principle – Diluted	$.88	$(1.32)	$.34	$(.39)
Cumulative effect of a change in accounting principle – Diluted	$(26.77)	$—	$—	$—

Net income (loss) – Diluted	$(25.89)	$(1.32)	$.34	$(.39)

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands of dollars)

	Nine Months Ended September 30,
	2002	2001
Cash Flows from operating activities:
Net loss	$(16,237,647)	$(778,427)

Reconciling Items:
Cumulative effect of a change in accounting principle, net of tax	16,778,526	—
Depreciation and amortization	449,182	1,911,372
Deferred taxes	137,082	(258,588)
(Gain) loss on disposal of assets	(38,183)	7,172
(Gain) loss on sale of assets related to mergers	(3,991)	57,390
(Gain) loss on available-for-sale securities	25,322	29,206
(Gain) loss on other investments	—	22,927
(Gain) loss on forward exchange contract	(34,058)	(60,153)
(Gain) loss on trading securities	15,844	(21,493)
Increase (decrease) accrued income and other taxes	197,704	(315,952)
Increase (decrease) other, net	(20,529)	12,884
Changes in other operating assets and liabilities, net of effects of acquisitions	(15,422)	(252,205)

Net cash provided by operating activities	1,253,830	354,133

Cash flows from investing activities:
(Investment in) liquidation of restricted cash, net	(152)	591,767
Cash acquired in stock-for-stock mergers	4,305	—
Decrease (increase) in notes receivable – net	2,968	885
Decrease (increase) in investments in and advances to nonconsolidated affiliates - net	(4,361)	(30,336)
Purchases of investments	(500)	(3,009)
Proceeds from sale of investments	15,180	595,634
Purchases of property, plant and equipment	(338,529)	(419,412)
Proceeds from disposal of assets	76,284	99,632
Proceeds from divestitures placed in restricted cash	25,303	41,000
Acquisition of operating assets	(174,523)	(519,404)
Acquisition of operating assets with restricted cash	(19,979)	(362,075)
Decrease (increase) in other-net	(29,323)	(34,231)

Net cash used in investing activities	(443,327)	(39,549)

Cash flows from financing activities:
Draws on credit facilities	2,938,908	1,886,832
Payments on credit facilities	(2,845,039)	(2,401,320)
Payments on long-term debt	(935,883)	(4,964)
Proceeds from forward exchange contract	—	90,826
Proceeds from exercise of stock options, stock purchase plan and common stock warrants	64,396	192,603
Payments for purchase of treasury shares	—	(9,000)

Net cash used in financing activities	(777,618)	(245,023)

Net increase in cash and cash equivalents	32,885	69,561

Cash and cash equivalents at beginning of period	154,744	196,838

Cash and cash equivalents at end of period	$187,629	$266,399

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

Note 3:    RECENT DEVELOPMENTS

Ackerley Merger

On June 14, 2002, the Company consummated its merger with The Ackerley Group, Inc. (“Ackerley”). Pursuant to the terms of the merger agreement, each share of Ackerley ordinary and Class B common stock was exchanged for 0.35 shares of the Company’s common stock. After canceling 1.2 million shares of Ackerley common stock that were held by the Company prior to the signing of the merger agreement, approximately 12.0 million shares of the Company’s common stock were issued to Ackerley shareholders. The Company also assumed all of Ackerley’s outstanding employee stock options, which as of the merger date were exercisable for approximately 132,000 shares of the Company’s common stock. The merger is valued at approximately $493.0 million based on the Company’s common shares issued at the average share value at signing of the merger agreement, the historical cost of the Ackerley shares held prior to the merger date and the fair value of the employee stock options at the merger date. In addition, the Company assumed all of Ackerley’s outstanding debt, which had a fair value of $319.0 million at the merger date. The Company refinanced Ackerley’s credit facility and made a tender offer for Ackerley’s public debt concurrent with the merger. The tender offer was finalized on July 3, 2002 at a price of $1,129 per $1,000 tendered, resulting in the repurchase of substantially all of Ackerley’s public debt.

This merger resulted in the recognition of approximately $361.0 million of goodwill. The goodwill was recorded as a result of the benefit to the existing inter-divisional and intra-divisional opportunities that the Company expects from the combined assets. The acquisition helps complete the Company’s national platform and is expected to provide more efficient and cost-effective ways for the Company’s clients to reach consumers. Therefore, the Company believes that combining Ackerley’s assets with the Company’s assets provides greater value than operating Ackerley’s assets on a stand-alone basis.

Ackerley operates approximately 6,000 outdoor displays in the Boston, Seattle and Portland, Oregon metropolitan markets. In addition, Ackerley owns the FCC licenses of 16 television stations and provides some or all of the programming and sales for two other television stations. Ackerley also owns four radio stations in Seattle and provides sales and other services to one additional radio station. The merger allows the Company to enter Boston, Seattle and Portland, Oregon, three of the top 25 U.S. outdoor advertising markets. Seattle is also a top 25 U.S. radio market where the Company had no presence. In addition, the acquisition enables the Company to offer advertisers more cross-platform advertising opportunities, as the Company has radio broadcasting operations, outdoor advertising operations or live entertainment venue presence in 15 of Ackerley’s 18 television markets.

The following table summarizes the estimated fair value of Ackerley’s assets acquired and liabilities assumed at the date of merger. This purchase price allocation is preliminary pending completion of third-party appraisals and other fair value analysis of assets and liabilities.

(In thousands)	June 14, 2002 (Unaudited)

Current assets	$ 53,645
Property, plant and equipment	142,736
Intangible assets	785,724
Other assets	16,318

Total Assets Acquired	998,423

Current liabilities	(67,485)
Long-term debt	(318,970)
Deferred income taxes	(94,525)
Other long-term liabilities	(24,443)

Total Liabilities Assumed	(505,423)

Net Assets Acquired	$ 493,000

Included in intangible assets is approximately $229.4 million and $194.8 million, for FCC licenses and billboard permits, respectively, which are not subject to amortization and $.5 million of definite-lived intangibles. Also included in intangible assets is $361.0 million of goodwill, of which $.4 million, $358.9 million, and $1.7 million was assigned to the radio, outdoor and other reporting segments, respectively.

The results of operations for the three and nine months ended September 30, 2002 include the operations of Ackerley from June 14, 2002. Unaudited pro forma consolidated results of operations, assuming the Ackerley acquisition had occurred on January 1, 2001 would have been as follows:

(In thousands, except per share data)

	Pro Forma (Unaudited)
	Nine months ended September 30,		Three months ended September 30,
	2002	2001	2002	2001
Revenue	$6,291,331	$6,256,785	$2,340,425	$2,348,722
Income (loss) before cumulative effect of a change in accounting principle	529,822	(791,724)	212,514	(235,061)
Net income (loss)	(16,248,704)	(791,724)	212,514	(235,061)
Income (loss) before cumulative effect of a change in accounting principle per common share – Basic	$.87	$(1.32)	$.35	$(.38)
Net income (loss) per common share – Basic	$(26.55)	$(1.32)	$.35	$(.38)
Income (loss) before cumulative effect of a change in accounting principle per common share – Diluted	$.86	$(1.32)	$.34	$(.38)
Net income (loss) per common share – Diluted	$(25.63)	$(1.32)	$.34	$(.38)

The pro forma information above is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had the merger occurred at the beginning of 2001, nor is it indicative of future results of operations.

Pending Hispanic Broadcasting Merger with Univision

On June 12, 2002, Univision Communications, Inc., a Spanish language television group, announced that it would acquire Hispanic Broadcasting (“HSP”) in a stock for stock merger. Pursuant to the terms of the merger agreement, each share of HSP will be exchanged for .85 shares of Univision. As the Company currently owns 26% of HSP, it accounts for this investment using the equity method of accounting. Once this merger is completed, the Company will own less than 20% of the combined company. As a result, the Company will no longer account for this investment using the equity method of accounting, but instead will account for this investment under the provisions of Statement 115. The merger is subject to approval by the shareholders of both Univision and HSP as well as regulatory approvals.

Recent Legal Proceedings

The Company is among the defendants in a lawsuit filed on June 12, 2002 in the United States District Court for the Southern District of Florida by Spanish Broadcasting System. The plaintiffs allege that the Company is in violation of Section One and Section Two of the Sherman Antitrust Act as well as various claims such as unfair trade practices, defamation among other counts. The Company believes that the plaintiffs’ position in these litigations is without merit and intends to defend itself vigorously in the litigations.

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

The following table presents the impact of Statement 142 on net earnings (loss) and net earnings (loss) per share as if the standard had been in effect for the nine and three months ended September 30, 2001:

(In thousands)	Nine Months Ended September 30, 2001	Three Months Ended September 30, 2001
Adjusted Net Income (Loss):
Reported Net Loss	$(778,427)	$(232,198)
Add Back: Goodwill Amortization	654,493	226,726
Add Back: License Amortization	665,924	224,032
Tax Impact	(292,710)	(99,526)

Adjusted Net Income	$249,280	$119,034

Basic Earnings (Loss) per share:
Reported Net Loss	$(1.32)	$(.39)
Add Back: Goodwill Amortization	1.11	.38
Add Back: License Amortization	1.13	.38
Tax Impact	(.50)	(.17)

Adjusted Earnings per Share – Basic	$.42	$.20

Diluted Earnings (Loss) per Share:
Reported Net Loss	$(1.32)	$(.39)
Anti-dilutive adjustment	.04	.01
Add Back: Goodwill Amortization	1.07	.37
Add Back: License Amortization	1.10	.37
Tax Impact	(.48)	(.16)

Adjusted Earnings per Share – Diluted	$.41	$.20

Definite-lived Intangibles
The Company has definite-lived intangible assets recorded that continue to be amortized in accordance with Statement 142. These assets consist primarily of transit and street furniture contracts and other contractual rights in the outdoor segment, talent contracts in the radio segment, and in the Company’s other segment, representation contracts for non-affiliated television and radio stations, all of which are amortized over the respective lives of the agreements. Other definite-lived intangible assets are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. In accordance with the transitional requirements of Statement 142, the Company reassessed the useful lives of these intangibles and made no material changes to their useful lives. The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at September 30, 2002 and December 31, 2001:

(In thousands)	September 30, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture, and other outdoor contractual rights	$583,483	$207,184	$548,952	$156,548
Talent contracts	212,326	104,487	275,064	138,739
Representation contracts	190,000	32,268	184,883	18,742
Other	221,947	85,243	213,893	94,457

Total	$1,207,756	$429,182	$1,222,792	$408,486

Total amortization expense from definite-lived intangible assets for the three and nine months ended September 30, 2002 and for the year ended December 31, 2001 was $33.6 million, $102.9 million and $183.7 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2003	$138,026
2004	121,415
2005	104,427
2006	91,398
2007	62,763

As acquisitions and disposition occur in the future and as purchase price allocations are finalized, amortization expense may vary.

Indefinite-lived Intangibles
Under the guidance in Statement 142, the Company’s FCC licenses and billboard permits are considered indefinite-lived intangibles. These assets are not subject to amortization, but will be tested for impairment at least annually. Upon adopting Statement of Financial Accounting Standards No. 141, Business Combinations, on July 1, 2001, the Company began to separately record acquired billboard permit values and goodwill. Prior to adoption, the Company did not obtain appraised values for acquired billboard permits, as the Company did not record acquired billboard permits separate from goodwill. The following table presents the carrying amount for each major class of indefinite-lived intangible asset at September 30, 2002 and December 31, 2001:

(In thousands)	September 30, 2002	December 31, 2001
FCC Licenses	$11,732,841	$21,116,280
Billboard Permits	383,717	155,593

Total	$12,116,558	$21,271,873

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

Goodwill
Statement 142 requires the Company to test goodwill for impairment using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company completed the two-step impairment test during the first quarter of 2002. As a result of this test, the Company recognized impairment of approximately $10.8 billion, net of deferred taxes of $659.1 million related to tax deductible goodwill, as a component of the cumulative effect of a change in accounting principle during the three months ended March 31, 2002. Consistent with the Company’s approach to fair valuing FCC licenses, the income approach was used to determine the fair value of each of the Company’s reporting units. Throughout 2001, unfavorable economic conditions persisted in the industries that the Company serves, which caused its customers to reduce the number of advertising dollars spent on the Company’s media inventory and live entertainment events as compared to prior periods. These conditions adversely impacted the cash flow projections used to determine the fair value of each reporting unit, resulting in the write-off of a portion of goodwill. The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the nine-month period ended September 30, 2002:

(In thousands)	Radio	Outdoor	Entertainment	Other	Total
Balance as of December 31, 2001	$9,756,750	$4,216,618	$4,267,820	$26,118	$18,267,306
Acquisitions	15,510	404,256	12,052	1,753	433,571
Foreign currency	—	24,025	70	—	24,095
Adjustments	(64,578)	290	87	871	(63,330)
Impairment loss related to the adoption of FAS 142 (pre-tax)	(3,289,117)	(4,032,122)	(4,130,647)	—	(11,451,886)

Balance as of September 30, 2002	$6,418,565	$613,067	$149,382	$28,742	$7,209,756

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

Note 5:    RESTRUCTURING

As a result of the Company’s merger with Ackerley in June 2002, the Company recorded $40.0 million related to the restructuring of Ackerley’s operations. The Ackerley corporate office closed in July 2002. Also, in connection with the Company’s mergers in 2000 with SFX Entertainment, Inc. (“SFX”) and AMFM Inc. (“AMFM”), the Company restructured the SFX and AMFM operations. The AMFM corporate offices in Dallas and Austin, Texas were closed on March 31, 2001 and a portion of the SFX corporate office in New York was closed on June 30, 2001. Other operations of AMFM have either been discontinued or integrated into existing similar operations. As of September 30, 2002, the restructuring has resulted in the actual termination of approximately 650 employees and the pending termination of approximately 150 more employees. The Company has recorded a liability in purchase accounting primarily related to severance for terminated employees and lease terminations as follows:

(In thousands)

Severance and lease termination costs:
Accrual at January 1, 2002	$53,182
Estimated costs charged to restructuring accrual in purchase accounting	40,043
Adjustments to restructuring accrual	(4,162)
Payments charged against restructuring accrual	(13,191)

Remaining severance and lease termination accrual at September 30, 2002	$75,872

The remaining severance and lease accrual is comprised of $46.5 million of severance and $29.4 million of lease termination. The majority of the severance accrual will be paid in 2002; however, the severance accrual also includes an amount that will be paid over the next several years. The lease termination accrual will be paid over the next five years. During the nine months ended September 30, 2002, $11.2 million was paid and charged to the restructuring reserve related to severance. The Company made adjustments to finalize the purchase price allocation for both the AMFM and SFX mergers during 2001. The current period adjustments have been, and any future potential excess reserves will be, recorded as an adjustment to the purchase price.

Note 6:    UNUSUAL CHARGES

For the three and nine months ended September 30, 2002 we recorded an impairment charge of $25.3 million related to an other-than-temporary decline in value of an investment in a media company. This impairment was recorded on the statement of operations in gain (loss) on marketable securities.

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

During the nine months ended September 30, 2002, the Company entered into new contracts and renewed existing contracts, which include rental guarantees over the next several years of $20.0 million, $21.5 million, $25.2 million, $25.6 million and $95.5 million for the years 2003, 2004, 2005, 2006, and thereafter, respectively.

As of September 30, 2002 and 2001, the Company guaranteed debt of third parties of approximately $98.5 million and $284.2 million, respectively, primarily related to long-term operating contracts. The third parties’ associated operating assets secure a substantial portion of these obligations.

Note 8:    SEGMENT DATA

The Company has three reportable segments, which it believes best reflects how the Company is currently managed – radio broadcasting, outdoor advertising and live entertainment. The category “Other” includes television broadcasting, sports representation and media representation. Revenue and expenses earned and charged between segments are recorded at fair value and eliminated in consolidation.

(In thousands)	Radio Broadcasting	Outdoor Advertising	Live Entertainment	Other	Corporate	Eliminations	Consolidated
Nine Months Ended September 30, 2002
Revenue	$2,738,228	$1,321,344	$1,884,803	$362,094	$—	$(95,147)	$6,211,322
Divisional operating expenses	1,575,325	970,794	1,739,364	285,413	—	(95,147)	4,475,749
Non-cash compensation	3,680	—	—	—	539	—	4,219
Depreciation and amortization	115,475	240,178	45,088	30,570	17,871	—	449,182
Corporate expenses	—	—	—	—	122,557	—	122,557

Operating income (loss)	$1,043,748	$110,372	$100,351	$46,111	$(140,967)	$—	$1,159,615

Identifiable assets	$19,829,298	$4,561,203	$1,360,556	$1,444,013	$493,336	$—	$27,688,406
Capital expenditures	$60,958	$191,584	$39,490	$27,181	$19,316	$—	$338,529
Three Months Ended September 30, 2002
Revenue	$964,123	$478,188	$789,793	$143,844	$—	$(35,523)	$2,340,425
Divisional operating expenses	546,133	346,718	710,947	112,096	—	(35,523)	1,680,371
Non-cash compensation	903	—	—	—	33	—	936
Depreciation and amortization	40,562	87,850	14,629	11,361	6,101	—	160,503
Corporate expenses	—	—	—	—	44,385	—	44,385

Operating income (loss)	$376,525	$43,620	$64,217	$20,387	$(50,519)	$—	$454,230

Nine Months Ended September 30, 2001
Revenue	$2,564,928	$1,289,066	$2,038,231	$314,587	$—	$(98,955)	$6,107,857
Divisional operating expenses	1,513,224	869,439	1,869,393	242,763	—	(98,955)	4,395,864
Non-cash compensation	11,361	—	—	—	3,570	—	14,931
Depreciation and amortization	1,233,948	398,445	211,221	48,470	19,288	—	1,911,372
Corporate expenses	—	—	—	—	140,832	—	140,832

Operating income (loss)	$(193,605)	$21,182	$(42,383)	$23,354	$(163,690)	$—	$(355,142)

Identifiable assets	$33,718,740	$7,860,459	$5,548,670	$1,035,611	$226,931	$—	$48,390,411
Capital expenditures	$109,226	$187,877	$50,087	$38,404	$33,818	$—	$419,412
Three Months Ended September 30, 2001
Revenue	$866,106	$428,359	$939,896	$100,777	$—	$(34,905)	$2,300,233
Divisional operating expenses	512,569	292,419	843,753	82,745	—	(34,905)	1,696,581
Non-cash compensation	2,359	—	—	—	222	—	2,581
Depreciation and amortization	425,613	129,313	77,773	13,495	6,577	—	652,771
Corporate expenses	—	—	—	—	48,150	—	48,150

Operating income (loss)	$(74,435)	$6,627	$18,370	$4,537	$(54,949)	$—	$(99,850)

Net revenue of $1.1 billion and $391.4 million for the nine and three months ended September 30, 2002, respectively, and $929.6 million and $350.4 million for the nine and three months ended September 30, 2001, respectively, and identifiable assets of $2.1 billion and $2.9 billion as of September 30, 2002 and 2001, respectively, are included in the data above and are derived from the Company’s foreign operations.

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

The following tables set forth our consolidated and segment results of operations on both a reported and a pro forma basis.

Comparison of Three and Nine Months Ended September 30, 2002 to Three and Nine Months Ended September 30, 2001.

Consolidated

(In thousands)	Three Months Ended September 30%			Nine Months Ended September 30%
	2002	2001	Change	2002	2001	Change

Revenue	$2,340,425	$2,300,233	2%	$6,211,322	$6,107,857	2%
Divisional Operating Expenses	1,680,371	1,696,581	(1%)	4,475,749	4,395,864	2%
Corporate Expenses	44,385	48,150	(8%)	122,557	140,832	(13%)

EBITDA as Adjusted *	615,669	555,502	11%	1,613,016	1,571,161	3%

Reconciliation to net income (loss):
Non-cash compensation expense	936	2,581		4,219	14,931
Depreciation and amortization	160,503	652,771		449,182	1,911,372
Interest expense	107,935	134,744		326,652	428,683
Gain (loss) on sale of assets related to mergers	—	—		3,991	(57,390)
Gain (loss) on marketable securities	(16,009)	5,707		(7,108)	29,512
Equity in earnings of nonconsolidated affiliates	5,906	7,011		16,619	11,619
Other income (expense) – net	20,974	(1,651)		62,575	(19,049)
Income tax benefit (expense) – current	(25,321)	(122,561)		(231,079)	(217,882)
Income tax benefit (expense) – deferred	(119,331)	113,890		(137,082)	258,588

Income (loss) before cumulative effect of a change in accounting principle	212,514	(232,198)		540,879	(778,427)
Cumulative effect of a change in accounting principle	—	—		(16,778,526)	—

Net income (loss)	$212,514	$(232,198)		$(16,237,647)	$(778,427)

* See above for cautionary disclosure

(In thousands)				Nine Months Ended September 30
				2002	2001
Other Data:

Cash Flow from Operating Activities				$1,253,830	$354,133

Cash Flow from Investing Activities				$(443,327)	$(39,549)

Cash Flow from Financing Activities				$(777,618)	$(245,023)

(In thousands)	Three Months Ended September 30%			Nine Months Ended September 30%
	2002	2001	Change	2002	2001	Change
Pro Forma Basis:
Revenue	$2,310,264	$2,380,086	(3%)	$6,175,885	$6,286,772	(2%)

Divisional Operating Expenses	1,653,622	1,762,005	(6%)	4,445,436	4,546,698	(2%)

Reconciliation of Reported Basis to Pro Forma Basis
(In thousands)	Three Months Ended September 30			Nine Months Ended September 30
	2002	2001		2002	2001
Reported Revenue	$2,340,425	$2,300,233		$6,211,322	$6,107,857
Acquisitions	—	92,404		—	221,082
Divestitures	—	(12,551)		—	(42,167)
Foreign Exchange adjustments	(30,161)	—		(35,437)	—

Pro Forma Revenue	$2,310,264	$2,380,086		$6,175,885	$6,286,772

Reported Divisional Operating Expenses	$1,680,371	$1,696,581		$4,475,749	$4,395,864
Acquisitions	—	74,316		—	179,333
Divestitures	—	(8,892)		—	(28,499)
Foreign Exchange adjustments	(26,749)	—		(30,313)	—

Pro Forma Divisional Operating Expenses	$1,653,622	$1,762,005		$4,445,436	$4,546,698

Consolidated Revenue and Divisional Operating Expenses
On a reported basis, revenue increased $40.2 million for the three months ended September 30, 2002 from the same period of 2001. Revenue increased $103.5 million for the nine months ended September 30, 2002 from the same period of 2001.

The increase in reported basis revenue for the three months ended September 30, 2002 is primarily attributable to our acquisition of Ackerley in June 2002 and the improvement in advertising revenue in the radio industry. This increase was partially offset by declines primarily in ticket sales within our entertainment segment. For the three and nine months ended September 30, 2002, we saw reported basis revenue increase in all segments except entertainment.

              On a pro forma basis, revenue decreased $69.8 million and $110.9 million for the three and nine months ended September 30, 2002, respectively, from the same periods of 2001. These declines are attributable to our entertainment and outdoor operating segments, partially offset by pro forma basis revenue increases in our radio and other segments, which includes television. For the nine months ended September 30, 2002, we saw pro forma basis revenue decrease in our entertainment and outdoor segments, causing the overall decrease in pro forma basis revenues.

On a reported basis, divisional operating expenses decreased $16.2 million for the three months ended September 30, 2002 and increased $79.9 million for the nine months ended September 30, 2002, as compared to the same periods of 2001. The decrease for the three months ended September 30, 2002 was caused by a $132.8 million decline in divisional operating expenses in our entertainment segment, offset by increases in all of our other segments primarily due to our acquisition of Ackerley in June 2002 and the improvement in advertising revenues in the radio industry. The increase in divisional operating expenses for the nine months ended September 30, 2002 resulted primarily from the acquisition of Ackerley in June 2002 and additional fixed expenses within our outdoor segment. In addition, divisional operating expenses increased for the nine months ended September30, 2002 corresponding to increased revenue in our radio and other segments. These increases were partially offset by a decline in divisional operating expenses within our entertainment segment related to the decline in revenue within this segment.

On a pro forma basis, divisional operating expenses decreased $108.4 million and $101.3 million for the three and nine months ended September 30, 2002, respectively, from the same periods of 2001. The decrease in pro forma basis divisional operating expenses for the three months ended September 30, 2002 corresponds to the decreases in reported basis divisional operating expenses excluding the impact of the Ackerley acquisition. For the nine months ended September 30, 2002, the decrease in pro forma divisional operating expenses primarily corresponds to the decrease in revenues in our entertainment segment.

Corporate Expenses
Corporate expense decreased $3.8 million and $18.3 million for the three and nine months ended September 30, 2002, respectively, from the same periods of 2001, primarily due to a decrease in corporate head count and facilities and other cost cutting measures. We closed the AMFM corporate offices on March 31, 2001 and a portion of the SFX offices in New York were closed on June 30, 2001.

Non-Cash Compensation
Non-cash compensation expense relates largely to unvested stock options assumed in mergers that are now convertible into Clear Channel stock. To the extent that these employees’ options continue to vest, we recognize non-cash compensation expense over the remaining vesting period. Vesting dates vary through April 2005. If no employees forfeit their unvested options by leaving the company, we expect to recognize non-cash compensation expense of approximately $4.0 million during the remaining vesting period.

Depreciation and Amortization
Depreciation and amortization expense decreased $492.3 million and $1.5 billion for the three and nine months ended September 30, 2002 as compared to the same periods of 2001, respectively. Upon our adoption of FAS 142 on January 1, 2002, we no longer amortize goodwill and FCC licenses. For the three and nine months ended September 30, 2001, goodwill and FCC license amortization was approximately $450.8 million and $1.3 billion, respectively.

The following table sets forth what depreciation and amortization expense would have been if we had adopted FAS 142 on January 1, 2001 and compares it to amortization expense for the three and nine months ended September 30, 2002:

(In millions)	Three Months ended September 30,		Nine Months ended September 30,
	2002	2001	2002	2001
Reported Depreciation and Amortization expense	$160.5	$652.8	$449.2	$1,911.4
Less: Indefinite-Lived Amortization	—	450.8	—	1,320.4

Adjusted Depreciation and Amortization Expense	$160.5	$202.0	$449.2	$591.0

The decrease in adjusted depreciation and amortization expense relates mostly to asset impairments as well as write-offs related to duplicative or excess assets identified in our radio segment and charged to expense during 2001. The majority of the duplicative or excess assets identified in the radio segment resulted from the integration of prior acquisitions. Also, we recognized impairment charges in 2001 related to analog television equipment. Finally, during the second quarter of this year, a talent contract became fully amortized, which had contributed $3.3 million in amortization expense per quarter.

Interest Expense
Interest expense was $107.9 million and $134.7 million for the three months ended September 30, 2002 and 2001 respectively, a decrease of $26.8 million. Interest expense was $326.7 million and $428.7 million for the nine months ended September 30, 2002 and 2001 respectively, a decrease of $102.0 million.

The decrease in interest expense for the three and nine months ended September 30, 2002 was due to an overall decrease in LIBOR rates as well as a decrease in our total debt outstanding. At September 30, 2002 and 2001, approximately 38% and 47%, respectively, of our debt was variable-rate debt that bears interest based upon LIBOR. The following table sets forth our debt outstanding, the percentage of our debt that is variable rate debt, and the 1-Month LIBOR rates at September 30, 2002 and 2001:

(In millions)	September 30,
	2002	2001
Total Debt Outstanding	$9,092.8	$10,022.6
Variable Rate Debt/ Total Debt Outstanding	38%	47%
1-Month LIBOR	1.81%	2.63%

Gain (loss) on Sale of Assets Related to Mergers
The gain (loss) on sale of assets related to mergers for the nine months ended September 30, 2002 and 2001 was a $4.0 million gain and a $57.4 million loss, respectively. The gain on sale of assets related to mergers in 2002 resulted from the sale of .8 million shares of Entravision Corporation that we acquired in the AMFM merger. The net loss on sale of assets related to mergers for the nine months ended September 30, 2001 was as follows:

(In millions)
Loss related to the sale of 14.5 million shares of Lamar Advertising Company that we acquired in the AMFM merger	$(78.7)
Net loss related to write-downs of investments acquired in mergers	(11.6)
Gain realized on the sale of five stations in connection with governmental directives regarding the AMFM merger	32.9

Net loss on sale of assets related to mergers	$(57.4)

Gain (Loss) on Marketable Securities
The gain (loss) on marketable securities for the three and nine months ended September 30, 2002 was a loss of $16.0 million and $7.1 million, respectively, as compared to a gain of $5.7 million and $29.5 million for the three and nine months ended September 30, 2001, respectively.

During the nine months ended September 30, 2001, we entered into a secured forward exchange contract that monetized part of our investment in American Tower Corporation (“AMT”). To partially offset the movement in the fair value of the contract, in accordance with FAS 133, we reclassified 2.0 million shares of AMT from an available-for-sale classification to a trading classification. As a result of the reclassification, a $69.7 million pre-tax unrealized holding gain was recorded. The fair value adjustment of the AMT trading shares and the secured forward exchange contract netted a gain of $15.3 million for the nine months ended September 30, 2001. These gains were partially offset by $52.1 million of impairment charges recorded on investments that had declines in their market values that were considered to be other-than-temporary. These impairments include investments in Internet and media companies.

A $5.7 million gain recorded during the three months ended September 30, 2001 relates to the net fair value adjustment of the AMT trading shares and the secured forward exchange contract.

The net loss recorded during the three months ended September 30, 2002 relates to a $9.3 million gain on the net fair value adjustment of the AMT trading shares and the secured forward exchange contract, offset by a $25.3 million impairment charge recorded on an available-for-sale investment in a media company that had a decline in its market value that is considered to be other-than-temporary.

The net loss recorded during the nine months ended September 30, 2002 relates to the aggregate gains on the net fair value adjustments of the AMT trading shares and the secured forward exchange contract, offset by the $25.3 million impairment charge.

Equity in Earnings of Nonconsolidated Affiliates
Equity in earnings of nonconsolidated affiliates for the three and nine months ended September 30, 2002 was $5.9 million and $16.6 million, respectively, as compared to $7.0 million and $11.6 million for the three and nine months ended September 30, 2001, respectively.

The decrease for the three months ended September 30, 2002 is primarily attributable to decreases in our equity investments in our entertainment segment and our international equity investments. For the nine months ended September 30, 2002, the increase is primarily attributable to equity investments in our radio segment.

Other Income (Expense) – Net
For the three and nine months ended September 30, 2002, other income (expense) – net was income of $21.0 million and $62.6 million, respectively, as compared to an expense of $1.7 million and $19.0 million for the same periods of 2001, respectively. The income recognized in 2002 related to the following:

	Three months ended	Nine months ended
(In millions)	September 30, 2002
Gains recognized on the sale of a television license, the sale of assets in our live entertainment segment, and the sale of our interest in a British radio license	$16.0	$44.5
Gains recognized related to the early extinguishment of debt	5.7	12.0
Gain on the sale of contracts recorded as part of a final settlement of a dispute with a third party representation firm	—	11.9
Foreign exchange loss associated with an interest payment on our foreign denominated debt	—	(7.1)
Other miscellaneous items	(.7)	1.3

Total other income (expense)	$21.0	$62.6

The 2001 expense related to the reimbursement of capital costs within certain operating contracts as well as software development costs and miscellaneous expenses, offset by gains of $5.1 million in the third quarter and $14.0 million for the nine months related to the sale of national representation contracts.

Income Taxes
Income taxes for the three and nine months ended September 30, 2002 and 2001 were provided at our federal and state statutory rates adjusted for the effects of permanent tax items. During the three and nine months ended September 30, 2001, as a result of our large amounts of non-deductible goodwill amortization, our effective tax rate was adversely impacted. As we no longer amortize goodwill, our effective tax rate for the three and nine months ended September 30, 2002, more closely approximates our statutory tax rates.

Deferred income taxes changed from a benefit of $113.9 million and $258.6 million for the three and nine months ended September 30, 2001, respectively, to an expense of $119.3 million and $137.1 million for the three and nine months ended September 30, 2002, respectively, primarily as a result of adopting Statement 142. As we no longer amortize FCC licenses, we will no longer recognize a deferred tax benefit for the difference between book and tax amortization on our FCC licenses. The increase in deferred tax expense for the quarter ended September 30, 2002 is related to additional tax deductions taken on our 2001 federal tax return, filed on September 15, 2002, compared to the amount recorded at December 31, 2001. The deductions in excess of those previously estimated on the 2001 tax provision relate to recent changes in the tax laws.

The majority of our deferred tax liability recorded on our balance sheet relates to the difference between our book and tax basis on our FCC licenses. Our deferred tax liability will not reverse over time unless we recognize future impairment charges on our FCC licenses or we sell our FCC licenses.

One-time deferred tax benefits of $95.9 million are included in deferred tax expense for the nine months ended September 30, 2002. This amount is comprised of the deferred tax benefit associated with a lawsuit settlement, partially offset by deferred tax expenses associated with the extinguishment of debt and the sale of a television license.

We estimate our cash taxes for 2002 at approximately $60.0 million. The $183.3 million recorded on our September 30, 2002 balance sheet does not include approximately $200.0 million of a tax benefit we anticipate being able to utilize at year end associated with net operating losses. The tax benefit of these net operating losses is currently recorded as an offset to our deferred tax liability.

Income (Loss) before Cumulative Effect of a Change in Accounting Principle
Income (loss) before cumulative effect of a change in accounting principle for the three and nine months ended September 30, 2002 was income of $212.5 million and $540.9 million, respectively, and was a loss of $232.2 million and $778.4 million for the three and nine months ended September 30, 2001, respectively.

Income (loss) before cumulative effect of a change in accounting principle for the three and nine months ended September 30, 2001, if we had adopted FAS 142 as of January 1, 2001, would have been income of $119.0 million and $249.3 million, respectively.

Cumulative Effect of a Change in Accounting Principle
The loss recorded as a cumulative effect of a change in accounting principle during the nine months ended September 30, 2002 relates to our adoption of FAS 142 on January 1, 2002. FAS 142 required that we test goodwill and indefinite-lived intangibles for impairment using a fair value approach. As a result of the goodwill test, we recorded a non-cash, net of tax, impairment charge of approximately $10.8 billion. Also, as a result of the indefinite-lived intangible test, we recorded a non-cash, net of tax, impairment charge on our FCC licenses of approximately $6.0 billion.

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

Segment Revenue and Divisional Operating Expenses

Radio Broadcasting

(In thousands)	Three Months Ended September 30%			Nine Months Ended September 30%
	2002	2001	Change	2002	2001	Change
As Reported Basis:
Revenue	$964,123	$866,106	11%	$2,738,228	$2,564,928	7%
Divisional Operating Expenses	546,133	512,569	7%	1,575,325	1,513,224	4%

EBITDA as Adjusted *	$417,990	$353,537	18%	$1,162,903	$1,051,704	11%

* See page 15 for cautionary disclosure

(In thousands)	Three Months Ended September 30%			Nine Months Ended September 30%
	2002	2001	Change	2002	2001	Change
Pro Forma Basis:
Revenue	$964,123	$881,396	9%	$2,738,228	$2,594,775	6%
Divisional Operating Expenses	546,133	524,314	4%	1,575,325	1,537,501	2%

Reconciliation of Reported Basis to Pro Forma Basis
(In thousands)	Three Months Ended September 30			Nine Months Ended September 30
	2002	2001		2002	2001
Reported Revenue	$964,123	$866,106		$2,738,228	$2,564,928
Acquisitions	—	15,290		—	29,847
Divestitures	—	—		—	—
Foreign Exchange adjustments	—	—		—	—

Pro Forma Revenue	$964,123	$881,396		$2,738,228	$2,594,775

Reported Divisional Operating Expenses	$546,133	$512,569		$1,575,325	$1,513,224
Acquisitions	—	11,745		—	24,277
Divestitures	—	—		—	—
Foreign Exchange adjustments	—	—		—	—

Pro Forma Divisional Operating Expenses	$546,133	$524,314		$1,575,325	$1,537,501

Reported basis revenue increased $98.0 million and $173.3 million for the three and nine months ended September 30, 2002 as compared to the same periods of 2001, respectively. Pro forma basis revenue increased $82.7 million and $143.5 million for the three and nine ended September 30, 2002 as compared to the same periods of 2001, respectively.

We experienced broad based revenue increases for the third quarter on both a reported and pro forma basis. Growth occurred across our large and small market clusters, in national and local sales, in our syndicated radio programs, and across our advertising categories. Likewise, our 10 largest revenue markets contributed approximately 29% of the pro forma revenue growth while our markets ranked outside the top 100 in revenue contributed approximately 15% of the pro forma revenue growth.

Consistent with the widespread growth across our markets, our national and local revenue increased 17% and 9%, respectively, on a reported basis. This growth was spurred by growth in our auto, retail, telecom/utility, consumer products and entertainment advertising categories.

As we have progressed through the year, we have seen more of our advertising categories contribute to the revenue gains, which have fueled the growth across our markets. Our 10 largest revenue markets contributed approximately 18% of the pro forma revenue growth while our markets ranked outside the top 100 in revenue contributed approximately 20% of the pro forma revenue growth for the first nine months of 2002. Also, our national and local revenues grew 8% and 4% respectively, on a reported basis.

Reported divisional operating expenses increased $33.6 million for the three months ended September 30, 2002 as compared to the same periods of 2001. For the current quarter, commission expense and our incentive bonus plan accrual increased in total $5.6 million associated with the increase in revenues. Bad debt expense was up $3.0 million in the current quarter related to a non-performing account. We also saw a $4.0 million increase in contract expenses in our syndicated radio business associated with new programs, the expansion of the Fox Sports Network, and higher talent fees. Trade expense, which represents less than 5% of total expenses, increased $7.3 million as well.

Reported divisional operating expenses increased $62.1 million for the nine months ended September 30, 2002 as compared to the same periods of 2001. The increase is attributable to the addition of new programs and an increase in talent fees in our national syndication business. Also, we have seen commission expense and the accrual for our incentive bonus plan increase associated with the increase in revenues. Our bad debt expense is up as a result of a non-performing account and our barter expense has increased associated with an increase in barter revenue.

We continue to see benefits from the reorganization of our radio business that occurred during the latter part of 2001 as well as the establishment of Clear Channel Advantage and a Local Event Sales structure. Clear Channel Advantage is designed to facilitate a cross-platform advertising solution through a single point of contact for our clients. The Local Event Sales structure was created through the merging of our local and regional sales teams in our radio and live entertainment segments and is designed to provide access to the combined opportunities of our radio and live entertainment assets.

Outdoor Advertising

(In thousands)	Three Months Ended September 30%			Nine Months Ended September 30%
	2002	2001	Change	2002	2001	Change
As Reported Basis:
Revenue	$478,188	$428,359	12%	$1,321,344	$1,289,066	3%
Divisional Operating Expenses	346,718	292,419	19%	970,794	869,439	12%

EBITDA as Adjusted *	$131,470	$135,940	(3%)	$350,550	$419,627	(16%)

* See page 15 for cautionary disclosure

(In thousands)	Three Months Ended September 30%			Nine Months Ended September 30%
	2002	2001	Change	2002	2001	Change
Pro Forma Basis:
Revenue	$461,005	$463,821	(1%)	$1,301,675	$1,371,657	(5%)
Divisional Operating Expenses	331,559	319,005	4%	953,689	931,691	2%

Reconciliation of Reported Basis to Pro Forma Basis (In thousands)
	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Reported Revenue	$478,188	$428,359	$1,321,344	$1,289,066
Acquisitions	—	35,462	—	84,004
Divestitures	—	—	—	(1,413)
Foreign Exchange adjustments	(17,183)	—	(19,669)	—

Pro Forma Revenue	$461,005	$463,821	$1,301,675	$1,371,657

Reported Divisional Operating Expenses	$346,718	$292,419	$970,794	$869,439
Acquisitions	—	26,586	—	63,269
Divestitures	—	—	—	(1,017)
Foreign Exchange adjustments	(15,159)	—	(17,105)	—

Pro Forma Divisional Operating Expenses	$331,559	$319,005	$953,689	$931,691

Reported basis revenue increased $49.8 million and $32.3 million for the three and nine months ended September 30, 2002 as compared to the same periods of 2001, respectively. The increases for both the three and nine months are partially attributable to the strengthening of our international functional currencies against the dollar as well as our acquisition of the outdoor assets of Ackerley in June 2002. Approximately $17.2 million in revenue increases in the third quarter resulted from the dollar devaluation. On a reported basis, the Ackerley outdoor assets contributed approximately $19.9 million in revenue and $10.3 million in expense for the three months ended September 30, 2002.

In our domestic outdoor operations, occupancy and average rates on our bulletin inventory remained essentially flat compared to the third quarter of last year on a reported basis. In addition, we saw an increase in poster revenue on a quarter-over-quarter basis, which reflected a trend by advertisers to focus on shorter-term campaigns. For the nine months ended September 30, 2002, occupancy on our domestic poster inventory has increased, but our average rate for this inventory is still below the same period of last year. For the nine months ended September 30, 2002, average rates on our bulletin inventory are slightly below average rates for the same period of last year.

Pro forma basis revenue decreased $2.8 million and $70.0 million for the three and nine months ended September 30, 2002 as compared to the same periods of 2001, respectively.

Pro forma revenue from our international operations was down in the third quarter of 2002 compared to the third quarter of 2001. However, we did see an increase in pro forma revenue for international street furniture in the third quarter.

On a quarter-over-quarter basis, our international transit and billboard inventory is at the same levels as last year, while the average yield per panel is down. Since the third quarter of 2001, we increased our international street furniture inventory; however, the average yield per panel was down slightly during the current quarter as compared to the same period of the prior year.

In July, we completed our acquisition of Score Outdoor in the United Kingdom. This acquisition gives us national coverage in billboards, which has helped us gain sales we would not have received prior to the acquisition. We also renewed our Madrid and Barcelona bus contracts.

Divisional operating expenses increased on a reported basis $54.3 million and $101.4 million for the three and nine months ended September 30, 2002 as compared to the same periods of 2001, respectively. On a reported basis, Ackerley contributed approximately $10.3 million in expense for the three months ended September 30, 2002. The remaining increases for both the three and nine months are primarily the result of additional fixed expenses such as real estate and site lease expenses, which includes minimum guarantees on our municipal contracts.

Live Entertainment

(In thousands)	Three Months Ended September 30%			Nine Months Ended September 30%
	2002	2001	Change	2002	2001	Change
As Reported Basis:
Revenue	$789,793	$939,896	(16%)	$1,884,803	$2,038,231	(8%)
Divisional Operating Expenses	710,947	843,753	(16%)	1,739,364	1,869,393	(7%)

EBITDA as Adjusted *	$78,846	$96,143	(18%)	$145,439	$168,838	(14%)

* See page 15 for cautionary disclosure

(In thousands)	Three Months Ended September 30%			Nine Months Ended September 30%
	2002	2001	Change	2002	2001	Change
Pro Forma Basis:
Revenue	$776,815	$943,389	(18%)	$1,869,035	$2,074,118	(10%)
Divisional Operating Expenses	699,357	846,172	(17%)	1,726,157	1,901,876	(9%)

Reconciliation of Reported Basis to Pro Forma Basis
(in thousands)	Three Months Ended September 30			Nine Months Ended September 30
	2002	2001		2002	2001
Reported Revenue	$789,793	$939,896		$1,884,803	$2,038,231
Acquisitions	—	8,672		—	44,932
Divestitures	—	(5,179)		—	(9,045)
Foreign Exchange adjustments	(12,978)	—		(15,768)	—

Pro Forma Revenue	$776,815	$943,389		$1,869,035	$2,074,118

Reported Divisional Operating Expenses	$710,947	$843,753		$1,739,364	$1,869,393
Acquisitions	—	5,968		—	38,762
Divestitures	—	(3,549)		—	(6,279)
Foreign Exchange adjustments	(11,590)	—		(13,207)	—

Pro Forma Divisional Operating Expenses	$699,357	$846,172		$1,726,157	$1,901,876

As reported basis revenue decreased $150.1 million and $153.4 million for the three and nine months ended September 30, 2002 as compared to the same periods of 2001, respectively, and pro forma basis revenue decreased $166.6 million and $205.1 million for the three and nine ended September 30, 2002 as compared to the same periods of 2001, respectively.

Both pro forma and reported basis revenue for the three and nine months ended September 30, 2002 were adversely impacted by a decline in ticket sales. However, these declines were partially offset by increases in concessions and sponsorships. The decrease in revenue is also partially due to lower attendance levels as compared to the prior year resulting from the lingering effects of September 11th. Also, the revenue and attendance impact from current year top grossing acts like Paul McCartney, Billy Joel and Elton John, and Crosby, Stills, Nash & Young was not as great as events last year, which included U2, Madonna, Backstreet Boys, *NSYNC, and George Strait. However, in the third quarter, we saw an increase in the number of amphitheater events.

              Divisional operating expenses decreased on a reported basis $132.8 million and $130.0 million for the three and nine months ended September 30, 2002 as compared to the same periods of 2001, respectively, and pro forma basis divisional operating expenses decreased $146.8 million and $175.7 million for the three and nine ended September 30, 2002 as compared to the same periods of 2001, respectively. These declines are associated with the declines in revenue.

Segment Reconciliations
(In thousands)
As Reported EBITDA as Adjusted *	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Radio Broadcasting	$417,990	$353,537	$1,162,903	$1,051,704
Outdoor Advertising	131,470	135,940	350,550	419,627
Live Entertainment	78,846	96,143	145,439	168,838
Other	31,748	18,032	76,681	71,824
Corporate	(44,385)	(48,150)	(122,557)	(140,832)

Consolidated EBITDA as Adjusted *	$615,669	$555,502	$1,613,016	$1,571,161

* See page 15 for cautionary disclosure

(In thousands)
Pro Forma Revenue	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Radio Broadcasting	$964,123	$881,396	$2,738,228	$2,594,775
Outdoor Advertising	461,005	463,821	1,301,675	1,371,657
Live Entertainment	776,815	943,389	1,869,035	2,074,118
Other	143,844	126,385	362,094	345,177
Eliminations	(35,523)	(34,905)	(95,147)	(98,955)

Consolidated Pro Forma Revenue	$2,310,264	$2,380,086	$6,175,885	$6,286,772

(In thousands)
Pro Forma Divisional Operating Expense	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Radio Broadcasting	$546,133	$524,314	$1,575,325	$1,537,501
Outdoor Advertising	331,559	319,005	953,689	931,691
Live Entertainment	699,357	846,172	1,726,157	1,901,876
Other	112,096	107,419	285,412	274,585
Eliminations	(35,523)	(34,905)	(95,147)	(98,955)

Consolidated Pro Forma Divisional Operating Expense	$1,653,622	$1,762,005	$4,445,436	$4,546,698

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Operating Activities:

Net cash flow from operating activities of $1.3 billion for the nine months ended September 30, 2002 principally reflects a net loss of $16.2 billion offset by non-cash charges of $16.8 billion for the adoption of SFAS 142 and depreciation and amortization of $449.2 million. Cash flow from operations also reflects increases in deferred income, accounts payable, taxes payable and other accrued expenses partially offset by an increase in receivables and prepaids. Net cash flow from operating activities of $354.1 million for the nine months ended September 30, 2001 principally reflects a net loss of $778.4 million adjusted for $1.9 billion of depreciation and amortization. Cash flow from operations also reflects a deferred tax benefit of $258.6 million, as well as increase in prepaids, accounts payable, taxes payable and accrued liabilities. During the prior year period, a tax payment of approximately $450.0 million was paid relating to gains realized on divested radio stations as well as $200.3 million of cash payments made relating to merger and other liabilities.

Investing Activities:

Net cash expenditures for investing activities of $443.3 million for the nine months ended September 30, 2002 principally reflect capital expenditures of $338.5 million related to purchases of property, plant and equipment and $174.5 million primarily related to acquisitions of radio and outdoor assets. Net cash expenditures for investing activities of $39.5 million for the nine months ended September 30, 2001, reflect $595.6 million of proceeds related to the sale of Lamar stock and $591.8 million related to the liquidation of restricted cash associated with our divestitures of radio properties. This was partially offset by cash and restricted cash expenditures of $519.4 million and $362.1 million, respectively, relating to acquisitions of radio, outdoor, and entertainment assets. This was also offset by $419.4 million of capital expenditures related to purchases of property, plant and equipment.

Financing Activities:

Financing activities for the nine months ended September 30, 2002 principally reflect the net reduction in debt of $842.0 million and proceeds of $64.4 million related to the exercise of stock options and warrants. Financing activities for the nine months ended September 30, 2001 reflect a net reduction in debt of $519.5 million, proceeds from a forward exchange contract, as well as proceeds related to the exercise of stock options and warrants.

We expect to fund anticipated cash requirements (including payments of principal and interest on outstanding indebtedness and commitments, acquisitions, anticipated capital expenditures and share repurchases) for the foreseeable future with cash flows from operations and various externally generated funds.

SOURCES OF CAPITAL

As of September 30, 2002 and December 31, 2001 we had the following debt outstanding:

(In millions)

	September 30, 2002	December 31, 2001
Credit facilities – domestic	$1,646.9	$1,419.3
Credit facility – international	78.5	94.4
Senior convertible notes	1,285.0	1,575.0
Liquid Yield Option Notes (a)	250.2	244.4
Long-term bonds (b)	5,638.9	5,966.8
Other borrowings	193.3	183.0

Total Debt (c)	9,092.8	9,482.9
Less: Cash and cash equivalents	187.6	154.7

	$8,905.2	$9,328.2

(a)
Includes $42.5 million and $43.9 million in unamortized fair value purchase accounting adjustment premiums related to the merger with Jacor Communications, Inc. at September 30, 2002 and December 31, 2001, respectively.

(b)
Includes $46.3 million and $66.5 million in unamortized fair value purchase accounting adjustment premiums related to the merger with AMFM at September 30, 2002 and December 31, 2001, respectively. Also includes $140.6 million and $106.6 million related to fair value adjustments for interest rate swap agreements at September 30, 2002 and December 31, 2001, respectively.

(c)	Total face value of outstanding debt was $9.0 billion and $9.4 billion at September 30, 2002 and December 31, 2001, respectively.

Domestic Credit Facilities

We currently have three separate domestic credit facilities. These provide cash for both working capital needs as well as to fund certain acquisitions.

The first credit facility is a reducing revolving credit facility, originally in the amount of $2.0 billion. At September 30, 2002, $127.0 million was outstanding and $1.3 billion was available for future borrowings. This credit facility began reducing on September 30, 2000, with quarterly reductions in the amounts available for future borrowings to continue through the last business day of June 2005. The reductions in amounts available for future borrowings total $76.6 million per quarter in 2002, $109.4 million per quarter in 2003 and 2004, and $131.3 million in the first two quarters of 2005.

The second facility is a $1.5 billion, five-year multi-currency revolving credit facility. At September 30, 2002, the outstanding balance was $19.5 million and, taking into account letters of credit of $171.7 million, $1.3 billion was available for future borrowings, with the entire balance to be repaid on August 30, 2005.

The third facility was a $1.5 billion, 364-day revolving credit facility, which we had the option, upon its August 28, 2002 maturity, to convert into a term loan with a maturity of August 2005. On July 24, 2002, we notified the lenders of the $1.5 billion, 364-day revolving credit facility that we intended to convert the facility upon its August 28, 2002, maturity into a three-year term loan with a final maturity of August 28, 2005. There was no amount outstanding at July 24, 2002. Prior to the August 28, 2002 maturity, we drew upon the facility for the full $1.5 billion. These proceeds were used to pay down outstanding borrowings on our other credit facilities. At September 30, 2002, the outstanding balance was $1.5 billion.

During the nine months ended September 30, 2002, we made principal payments totaling $2.7 billion and drew down $2.8 billion on these credit facilities. As of October 30, 2002, the credit facilities aggregate outstanding balance was $1.5 billion and, taking into account outstanding letters of credit, $2.8 billion was available for future borrowings.

International Credit Facility

We have a $150.0 million five-year revolving credit facility with a group of international banks. This facility allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provides funds to our international operations for certain working capital needs. At September 30, 2002, $78.5 million was outstanding. This credit facility expires on December 8, 2005.

Liquid Yield Option Notes

We assumed 4.75% Liquid Yield Option Notes (“LYONs”) due 2018 as a part of the merger with Jacor. Each LYON has a principal amount at maturity of $1,000 and is convertible, at the option of the holder, at any time on or prior to maturity, into our common stock at a conversion rate of 7.227 shares per LYON. The LYONs balance, after conversions to common stock, amortization of purchase accounting premium, and accretion of interest, at September 30, 2002 was $250.2 million, which includes an unamortized fair value purchase accounting premium of $42.5 million.

We can purchase the LYONs, at the option of the holder, on February 9, 2003 for a purchase price of $494.52, representing a 4.75% yield per annum to the holder on such date. We may elect, at our option, to pay the purchase price on such purchase date in cash or common stock, or any combination thereof.

Long-Term Bonds

On January 15, 2002, we redeemed all of the outstanding 12.625% Exchange Debentures due 2006, originally issued by SFX Broadcasting for $150.8 million plus accrued interest. During the nine months ended September 30, 2002, we also repurchased $303.0 million of various outstanding notes and convertible notes. We utilized availability on the reducing revolving line of credit to finance these redemptions. These transactions resulted in a $12.0 million gain recorded in other income (expense) – net.

Guarantees of Third Party Obligations

As of September 30, 2002 and 2001, we guaranteed the debt of third parties of approximately $98.5 million and $284.2 million, respectively, primarily related to long-term operating contracts. The third parties’ associated operating assets secure a substantial portion of these obligations.

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

Sale of Investments

During the first quarter of 2002, we liquidated our position in Entravision Corporation, which we acquired in the AMFM merger. As a result of the sale, we received $11.8 million in proceeds and recorded a gain of $4.0 million, which is recorded in gain on sale of assets related to mergers. During the third quarter of 2002, we sold our interest in a British radio license. As a result of this sale, we received $21.5 million in proceeds and recorded a gain of $16.0 million, which was recorded in other income (expense) – net.

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

Debt Covenants

Our only significant covenants relate to leverage ratio and interest coverage contained and defined in the credit facilities. The leverage ratio covenant requires us to maintain a ratio of total debt to EBITDA (as defined by the credit facilities) of less than 5.50x through June 30, 2003 and less than 5.00x from July 1, 2003 through the maturity of the facilities. The interest coverage covenant requires us to maintain a minimum ratio of EBITDA (as defined by the credit facilities) to interest expense of 2.00x. In the event that we do not meet these covenants, we are considered to be in default on the credit facilities at which time the credit facilities may become immediately due. At September 30, 2002, our leverage and interest coverage ratios were 4.60 and 4.16, respectively. Our bank credit facilities have cross-default provisions among the bank facilities only. No other Clear Channel debt agreements have cross-default or cross-acceleration provisions.

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

Our domestic credit facilities include a provision for an increase in fees of 12.5 basis points on borrowings and 5 basis points on amounts available for future borrowings in the event that both of our long-term debt ratings drop below our current ratings of BBB-/Baa3. Conversely, if our long-term debt ratings improve, we have a proportionate decrease in fees. Our $150.0 million international credit facility includes a put option in the event that our long-term debt ratings fall below BB+/Ba1. We believe there are no other agreements that contain provisions that trigger an event upon a change in long-term debt ratings that would have a material impact to our financial statements.

At September 30, 2002, we were in compliance with all debt covenants. We expect to remain in compliance throughout 2002.

USES OF CAPITAL

Acquisitions

Ackerley Merger

On June 14, 2002, we consummated our merger with The Ackerley Group, Inc. (“Ackerley”). Pursuant to the terms of the merger agreement, each share of Ackerley ordinary and Class B common stock was exchanged for 0.35 shares of our common stock. After canceling 1.2 million shares of Ackerley common stock that we held prior to the signing of the merger agreement, approximately 12.0 million shares of our common stock were issued to Ackerley shareholders. We also assumed all of Ackerley’s outstanding employee stock options, which at the time of the merger were exercisable for approximately 132,000 shares of our common stock. The merger is valued at approximately $493.0 million based on our common shares issued at the average share value at signing of the merger agreement, the historical cost of the Ackerley shares we held prior to the merger date and the fair value of the employee stock options at the merger date. In addition, we assumed all of Ackerley’s outstanding debt, which had a fair value of $319.0 million at the merger date. We refinanced Ackerley’s credit facility and made a tender offer for Ackerley’s public debt concurrent with the merger. The tender offer was finalized on July 3, 2002 at a price of $1,129 per $1,000 tendered, resulting in the repurchase of substantially all of Ackerley’s public debt. This merger resulted in the recognition of approximately $361.0 million of goodwill. This purchase price allocation is preliminary pending completion of third-party appraisals and other fair value analysis of assets and liabilities. The results of operations of Ackerley have been included in the Company’s financial statements beginning June 14, 2002.

Other

In addition to the acquisition of Ackerley, during the nine months ended September 30, 2002 we acquired 25 radio stations in 15 markets for $53.9 million in cash and $20.0 million in restricted cash. We also acquired approximately 200 outdoor display faces in 21 domestic markets and approximately 9,000 display faces in 5 international markets for a total of $98.4 million in cash. Our outdoor segment also acquired investments in nonconsolidated affiliates for a total of $2.0 million in cash. During the nine months ended September 30, 2002, our live entertainment segment acquired music, sports and racing events, promotional and exhibition related assets for $13.4 million in cash. Also, our national representation business acquired new contracts for a total of $7.2 million in cash and our television business acquired broadcasting assets for $3.8 million in cash during the nine months ended September 30, 2002. We intend to continue to acquire businesses that fit our strategic goals.

Future acquisitions of radio broadcasting stations, outdoor advertising facilities, live entertainment assets and other media-related properties effected in connection with the implementation of our acquisition strategy are expected to be financed from increased borrowings under our existing credit facilities, additional public equity and debt offerings and cash flow from operations.

Capital Expenditures

Capital expenditures in the nine months ended September 30, 2002 decreased from $419.4 million in 2001 to $338.5 million in the same period of 2002. Overall, capital expenditures decreased due to less integration and consolidation of our operations during the first nine months of 2002 as compared to the same period of the prior year. We anticipate our total capital expenditures for 2002 will approximate $600 million.

(In millions)

	Nine Months Ended September 30, 2002 Capital Expenditures
	Radio	Outdoor	Entertainment	Corporate and Other	Total
Recurring	$21.8	$33.6	$10.0	$12.9	$78.3
Non-recurring projects	39.1	14.5	11.5	33.6	98.7
Revenue producing	—	143.5	18.0	—	161.5

	$60.9	$191.6	$39.5	$46.5	$338.5

Our radio broadcasting capital expenditures during the nine months ended September 30, 2002 are related primarily to expenditures associated with the consolidation of operations in certain markets in conjunction with acquisitions that are expected to result in improved operating results in such markets.

Our outdoor advertising capital expenditures during the nine months ended September 30, 2002 are related primarily to the construction of new revenue producing advertising displays as well as replacement expenditures on our existing advertising displays.

Our live entertainment capital expenditures during the nine months ended September 30, 2002 include expenditures primarily related to a consolidated sales and operations facility, new venues and improvements to existing venues.

Included in “corporate and other” capital expenditures during the nine months ended September 30, 2002 are costs associated with the construction of an additional corporate facility to replace leased space as well as technological upgrades to our television operating assets.

Commitments and Contingencies

The Company is among the defendants in a lawsuit filed on June 12, 2002 in the United States District Court for the Southern District of Florida by Spanish Broadcasting System. The plaintiffs allege that the Company is in violation of Section One and Section Two of the Sherman Antitrust Act as well as various claims such as unfair trade practices, defamation among other counts. The Company believes that the plaintiffs’ position in these litigations is without merit and intends to defend itself vigorously in the litigations.

There are various other lawsuits and claims pending against us. We believe that any ultimate liability resulting from those actions or claims will not have a material adverse effect on our results of operations, financial position or liquidity.

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

During the nine months ended September 30, 2002, we repurchased $303.0 million of our outstanding notes and convertible notes with maturities prior to September 2003.

Market Risk

Interest Rate Risk

At September 30, 2002, approximately 38% of our long-term debt, including fixed rate debt on which we have entered into interest rate swap agreements, bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the year’s average interest rate under these borrowings, it is estimated that our interest expense would have changed by $68.4 million and that our net income would have changed by $42.4 million during the first nine months of 2002. In the event of an adverse change in interest rates, management may take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

We have entered into interest rate swap agreements with a $1.5 billion aggregate notional amount that effectively float interest at rates based upon LIBOR. These agreements expire from September 2003 to June 2005. The fair value of these agreements at September 30, 2002 was an asset of $140.6 million.

Equity Price Risk

The carrying value of our available-for-sale and trading equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at September 30, 2002 by $14.2 million and would change accumulated comprehensive income (loss) and net income (loss) by $8.3 million and $.4 million, respectively. At September 30, 2002, we also held $62.0 million of investments that do not have a quoted market price, but are subject to fluctuations in their value.

Foreign Currency

We have operations in countries throughout the world. Foreign operations are measured in their local currencies except in hyper-inflationary countries in which we operate. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. To mitigate a portion of the exposure to risk of international currency fluctuations, we maintain a natural hedge through borrowings in currencies other than the U.S. dollar. This hedge position is reviewed monthly. We currently maintain no derivative instruments to mitigate the exposure to translation and/or transaction risk. However, this does not preclude the adoption of specific hedging strategies in the future. Our foreign operations reported a net loss before the cumulative effect of a change in accounting principle of $17.0 million for the nine months ended September 30, 2002. It is estimated that a 10% change in the value of the U.S. dollar to foreign currencies would change net loss for the nine months ended September 30, 2002 by $1.7 million.

Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of our investments in various countries, all of which are accounted for under the equity method. It is estimated that the result of a 10% fluctuation in the value of the dollar relative to these foreign currencies at September 30, 2002 would change our equity in earnings of nonconsolidated affiliates by $.9 million and would change our net income for the nine months ended September 30, 2002 by approximately $.6 million. This analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

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

Impairment of Investments

At September 30, 2002, we have $132.8 million recorded as other investments. Other investments are composed primarily of equity securities. These securities are classified as available-for-sale or trading and are carried at fair value based on quoted market prices. Securities are carried at historical value when quoted market prices are unavailable. The net unrealized gains or losses on the available-for-sale securities, net of tax, are reported as a separate component of shareholders’ equity. The net unrealized gains or losses on the trading securities are reported in the statement of operations. In addition, we hold investments that do not have quoted market prices. We review the value of these investments and record an impairment charge in the statement of operations for any decline in value that is determined to be other-than-temporary. For the three and nine months ended September 30, 2002 we recorded an impairment charge of $25.3 million related to an other-than-temporary decline in value of an investment in a media company.

In addition, at September 30, 2002, we have $523.0 million recorded as investments accounted for under the equity method. We review the value of these investments and record an impairment charge in the statement of operations for any decline in value that is determined to be other-than-temporary.

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

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is as follows:

Nine Months ended September 30,		Year Ended December 31,
2002	2001	2001	2000	1999	1998	1997
2.64	*	*	2.20	2.04	1.83	2.32

* For the nine-month period ended September 30, 2001 and for the year ended December 31, 2001, fixed charges exceeded earnings before income taxes and fixed charges by $830.8 million and $1.3 billion, respectively.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Required information is within Item 2

ITEM 4.    CONTROLS AND PROCEDURES

Our principal executive and financial officers have concluded, based on their evaluation as of a date within 90 days before the filing of this Form 10-Q, that our disclosure controls and procedures under Rule 13a-14 of the Securities Exchange Act of 1934 are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.
Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls.

Part II — OTHER INFORMATION

Item 1.    Legal Proceedings

We are among the defendants in a lawsuit filed on June 12, 2002 in the United States District Court for the Southern District of Florida by Spanish Broadcasting System. The plaintiffs allege that we are in violation of Section One and Section Two of the Sherman Antitrust Act as well as various claims such as unfair trade practices, defamation among other counts. We believe that the plaintiffs’ position in these litigations is without merit and intend to defend ourselves vigorously in the litigations.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits.    See Exhibit Index on Page 36
(b) Reports on Form 8-K

Filing	Date	Items Reported	Financial Statements Reported
8-K	7/23/02	Item 5 – Other	None
8-K	7/23/02	Item 5 – Other	None
8-K	8/1/02	Item 5 – Other	None
8-K	8/7/02	Item 5 – Other	None
8-K	8/20/02	Item 5 – Other	None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL COMMUNICATIONS, INC.

October 31, 2002	/s/ Randall T. Mays

Randall T. Mays
Executive Vice President and
Chief Financial Officer

October 31, 2002	/s/ Herbert W. Hill, Jr.

Herbert W. Hill, Jr.
Senior Vice President and
Chief Accounting Officer

Certification

I, L. Lowry Mays, Chairman and Chief Executive Officer of Clear Channel Communications, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Clear Channel Communications, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 31, 2002

/s/ L. LOWRY MAYS
L. Lowry Mays
Chairman and Chief Executive Officer

Certification

I, Randall T. Mays, Executive Vice President and Chief Financial Officer of Clear Channel Communications, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Clear Channel Communications, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 31, 2002

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

4.1
Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B.J. McCombs, John M. Schaefer and John W. Barger, dated August 3, 1998(incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.2
Waiver and Second Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated August 17, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.3
Waiver and Third Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated July 26, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.4
Waiver and Fourth Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated September 27, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.5
Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B. J. McCombs, John M. Schaefer and John W. Barger, dated May 31, 1977 (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-1 (Reg. No. 33-289161) dated April 19, 1984).

4.6
Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

4.7
First Supplemental Indenture dated March 30, 1998 to Senior Indenture dated October 1, 1997, by and between the Company and The Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

4.8
Second Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

Exhibit Number	Description
4.9
Third Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

4.10
Fourth Supplement Indenture dated November 24, 1999 to Senior Indenture dated October 1, 1997, by and between Clear Channel and The Bank of New York as Trustee (incorporated by reference to the exhibits of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

4.11
Fifth Supplemental Indenture dated June 21, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channel’s registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.12
Sixth Supplemental Indenture dated June 21, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channel’s registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.13
Seventh Supplemental Indenture dated July 7, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channel’s registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.14
Eighth Supplemental Indenture dated September 12, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

4.15
Ninth Supplemental Indenture dated September 12, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

4.16
Tenth Supplemental Indenture dated October 26, 2001, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

11	Statement re: Computation of Per Share Earnings.

12	Statement re: Computation of Ratios.

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer