Form 10-K
period 2002-12-31
CLEAR CHANNEL COMMUNICATIONS INC
filed 2003-03-11
CIK 739708

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number
1-9645

CLEAR CHANNEL COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Texas (State of Incorporation)	74-1787539 (I.R.S. Employer Identification No.)

200 East Basse Road
San Antonio, Texas 78209
Telephone (210) 822-2828
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $.10 par value per share.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☒ NO ☐

On June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock beneficially held by non-affiliates of the Company was approximately $16.9 billion. (For purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates).

On March 3, 2003, there were 613,847,376 outstanding shares of Common Stock, excluding 71,292 shares held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for the 2003 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

CLEAR CHANNEL COMMUNICATIONS, INC.
INDEX TO FORM 10-K

PART I

ITEM 1. Business

The Company

     Clear Channel Communications, Inc. is a diversified media company with three reportable business segments: radio broadcasting, outdoor advertising and live entertainment. We were incorporated in Texas in 1974. As of December 31, 2002, we owned 1,184 domestic radio stations and a leading national radio network. In addition, at December 31, 2002, we had equity interests in various domestic and international radio broadcasting companies. For the year ended December 31, 2002, the radio broadcasting segment represented 44% of our total revenue. At December 31, 2002, we also owned or operated 144,097 domestic outdoor advertising display faces and 571,942 international outdoor advertising display faces. For the year ended December 31, 2002, the outdoor advertising segment represented 22% of our total revenue. In addition, we operate as promoters, producers and venue operators for live entertainment events. As of December 31, 2002, we owned or operated 76 live entertainment venues domestically and 26 live entertainment venues internationally, which excludes 25 domestic venues and three international venues where we either own a non-controlling interest or have booking, promotions or consulting agreements. For the year ended December 31, 2002, the live entertainment segment represented 29% of our total revenue. We also own or program 34 television stations, own a media representation firm and represent professional athletes, all of which are within the category “other”. This segment represented 5% of our total revenue for the year ended December 31, 2002.

     Our principal executive offices are located at 200 East Basse Road, San Antonio, Texas 78209 (telephone: 210-822-2828).

   Radio Broadcasting

     Radio Stations

     As of December 31, 2002, we owned 372 AM and 812 FM domestic radio stations, of which, 485 radio stations were in the top 100 markets, according to the Arbitron fall 2002 ranking of U.S. markets. In addition, we currently own equity interests in various domestic and international radio broadcasting companies, which we account for under the equity method of accounting. Our radio stations employ various formats for their programming. A station’s format can be important in determining the size and characteristics of its listening audience. Advertisers often tailor their advertisements to appeal to selected population or demographic segments.

     Radio Networks

     As of December 31, 2002, we owned a national radio network, which has a total audience of over 180 million weekly listeners. The network syndicates talk programming including such talent as Rush Limbaugh, Bob and Tom, John Boy and Billy, Glen Beck and Jim Rome, and music programming including such talent as Rick Dees and Casey Kasem. We also operated several news and agricultural radio networks serving Georgia, Ohio, Oklahoma, Texas, Iowa, Kentucky, Virginia, Alabama, Tennessee, Florida and Pennsylvania.

     Most of our radio broadcasting revenue is generated from the sale of local and national advertising. Additional revenue is generated from network compensation and event payments, barter and other miscellaneous transactions. Advertising rates charged by a radio station are based primarily on the station’s ability to attract audiences having certain demographic characteristics in the market area that advertisers want to reach, as well as the number of stations and other advertising media competing in the market and the relative demand for radio in any given market.

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

     Our radio broadcasting results are dependent on a number of factors, including the general strength of the economy, ability to provide popular programming, relative efficiency of radio broadcasting compared to other advertising media, signal strength, technological capabilities and governmental regulations and policies.

   Outdoor Advertising

     As of December 31, 2002, we owned or operated a total of 716,039 advertising display faces. We currently provide outdoor advertising services in over 52 domestic markets and over 65 international countries. Our display faces include billboards of various sizes, wallscapes, transit displays and street furniture displays. Additionally, we currently own equity interests in various outdoor advertising companies, which we account for under the equity method of accounting.

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

     Advertising rates are based on a particular display’s exposure, or number of “impressions” delivered, in relation to the demographics of the particular market and its location within that market. The number of “impressions” delivered by a display is measured by the number of vehicles or pedestrians passing the site during a defined period and is weighted to give effect to such factors as its proximity to other displays, the speed and viewing angle of approaching traffic, the national average of adults riding in vehicles and whether the display is illuminated. Independent auditing companies verify the number of impressions delivered by a display.

     Our billboards consist of various sized panels on which advertising copy is displayed. Bulletin and poster advertising copy is either printed with computer-generated graphics on a single sheet of vinyl that is “wrapped” around an outdoor advertising structure, placed on lithographed or silk-screened paper sheets supplied by the advertiser that are pasted and applied like wallpaper to the face of the display, or hand painted and attached to the structure. Billboards are generally mounted on structures we own and are located on sites that are either owned or leased by us or on a site for which we have acquired a permanent easement. Lease contracts are negotiated with both public and private landlords.

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

     Transit advertising incorporates all advertising on or in transit systems, including the interiors and exteriors of buses, trains, trams and taxis, and advertising at rail stations and airports. Transit advertising posters includes vinyl sheets, which are applied directly to transit vehicles or to billboards and panels mounted in station or airport locations. Transit advertising contracts are negotiated with public transit authorities and private transit operators, either on a fixed revenue guarantee or a revenue-share basis.

     Street furniture panels are developed and marketed under our global Clear Channel Adshel brand. Street furniture panels include bus shelters, free standing units, pillars and columns. The most numerous are bus shelters, which are back illuminated and reach vehicular and pedestrian audiences. Street furniture is growing in popularity with local authorities, especially internationally and in the larger domestic markets. Bus shelters are usually constructed, owned and maintained by the outdoor service provider. Many of our bus shelter contracts include revenue-sharing arrangements with a municipality or transit authority. Large street furniture contracts are usually won in a competitive tender and last between 10 and 20 years. Tenders are won on the basis of revenues and community-related products offered to municipalities, including bus shelters, public toilets and information kiosks.

   Live Entertainment

     During 2002, we promoted or produced over 29,000 events, including music concerts, theatrical shows and specialized sporting events. We reached more than 65 million people through all of these activities during 2002. As of December 31, 2002, we owned or operated a total of 76 domestic venues and 26 international venues. Additionally, we currently own equity interests in various live entertainment companies, which we account for under the equity method of accounting.

     As a promoter, we typically book talent or tours, sell tickets and advertise the event to attract ticket buyers. For the event, we either provide our controlled venue or we rent a venue, arrange for production services, and sell sponsorships. When we provide our owned venue, we generally receive a percentage of revenues from concessions, merchandising, parking and premium box seats.

     As a producer, we typically develop event content, hire artistic talent, schedule performances in select venues, promote tours and sell sponsorships. We do not have control over the actual ticket price charged to the consumer. We derive revenue from a percentage of the promoters’ ticket sales. We also derive revenues from guarantees and from profit sharing agreements with promoters, merchandising, sponsorships and concessions.

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

     Corporate sponsorship includes the naming rights of venues. We also designate providers of concessions and “official” event or tour sponsors such as credit card companies, phone companies and beverage companies, among others. Sponsorship arrangements can provide significant additional revenues without significant incremental cost. We believe that the national venue network we have assembled will likely attract major corporate sponsors and enable us to sell national sponsorship rights at a premium over local or regional sponsorship rights. We also believe that our relationships with advertisers will enable us to better utilize available advertising space, and that the aggregation of our audiences nationwide will create the opportunity for advertisers to access a nationwide market.

     Our outdoor entertainment venues are primarily used in the summer months and do not generate substantial revenue in the late fall, winter and early spring. The theatrical presenting season generally runs from September through May. Motor sports business operates primarily in the winter.

   Other

     Television

     As of December 31, 2002, we owned, programmed or sold airtime for 34 television stations. Our television stations are affiliated with various television networks, including ABC, CBS, NBC, FOX, UPN, PAX and WB. Television revenue is generated primarily from the sale of local and national advertising, as well as from fees received from the affiliate television networks. Advertising rates depend primarily on the quantitative and qualitative characteristics of the audience we can deliver to the advertiser. Our sales personnel sell local advertising, while national sales representatives sell national advertising.

     The primary sources of programming for our ABC, NBC, CBS and FOX affiliated television stations are their respective networks, which produce and distribute programming in exchange for each station’s commitment to air the programming at specified times and for commercial announcement time during the programming. We supply the majority of programming to our UPN, PAX and WB affiliates by selecting and purchasing syndicated television programs. We compete with other television stations within each market for these broadcast rights.

     We also provide local news programming for the ABC, CBS, NBC and FOX affiliate stations in Jacksonville, Florida; Harrisburg, Pennsylvania; Memphis, Tennessee; Mobile, Alabama; Cincinnati, Ohio; Albany, New York; San Antonio, Texas; and Salt Lake City, Utah. Local news programming traditionally has appealed to a target audience of adults 25 to 54 years of age. Because these viewers generally have increased buying power relative to viewers in other demographic groups, they are one of the most sought-after target audiences for advertisers. With such programming, these stations are able to attract advertisers that would not otherwise use them.

     Media Representation

     We own the Katz Media Group, a full-service media representation firm that sells national spot advertising time for clients in the radio and television industries throughout the United States. Katz Media represents over 2,500 radio stations and 350 television stations.

     Katz Media generates revenues primarily through contractual commissions realized from the sale of national spot advertising airtime. National spot advertising is commercial airtime sold to advertisers on behalf of radio and television stations. Katz Media represents its media clients pursuant to media representation contracts, which typically have terms of up to ten years in length.

     Sports Representation

     We operate in the sports representation business. Our full-service sports marketing and management operations specialize in the representation of professional athletes, integrated event management and marketing consulting services. Among our clients are many professional athletes, including Michael Jordan (basketball), Kobe Bryant (basketball), Roger Clemens (baseball), Jason Giambi (baseball), Greg Norman (golf), Andre Agassi (tennis), Jerry Rice (football) and David Beckham (soccer – UK).

     Our sports representation business generates revenue primarily through the negotiation of professional sports contracts and endorsement contracts for clients. The amount of endorsement and other revenues that our clients generate is a function of, among other things, the clients’ professional performances and public appeal. The sports marketing businesses primarily earn revenue ratably over the year.

Company Strategy

     Our strategy is to focus our efforts at the local level, where we work within each of our markets to contribute to the needs of our communities. We believe this strategy will help us grow shareholder value by distributing our products to our audiences within each of our segments.

     In radio and television we are trusted with the public airwaves. This trust requires constant focus and determination to deliver the best product in order to attract listeners and viewers. We attract listeners and viewers by providing musical, news and information content on our stations. We conduct research to determine what they want and deliver it to them on a continuous basis. We strive to maintain compelling programming to create listener and viewer loyalty. In addition, we bring content to our outdoor business to make our products interesting and informative for consumers. In our live entertainment segment, we bring diverse entertainment to the communities in which we operate by delivering musical tours, Broadway shows, family entertainment, motor sports, museum exhibits and sporting events. Our ability to package and deliver entertainment events across our markets contributes to the arts, culture and the quality of lifestyle in many of our communities.

     We focus on helping our clients distribute their marketing messages in the most efficient ways possible. We believe one measure of our success is how well we assist our clients in selling their products and services. To this end, we offer advertisers a geographically diverse platform of media assets designed to provide the most efficient and cost-effective ways for our clients to reach consumers. Our entrepreneurial managers work creatively and expertly to help their customers, at all levels, market their goods and services. If we are successful helping advertisers and sponsors reach their consumers, we will gain their continued business and long-term commitments. Those commitments build our revenue and ultimately build value for our shareholders.

     A portion of our growth has been achieved by mobilizing the radio and television broadcasting, outdoor advertising and live entertainment segments for the advertiser’s benefit. Additionally, we seek to create situations in which we own more than one type of media in the same market. We have found the access to multiple media assets gives our clients more flexibility in the distribution of their messages. Aside from the added flexibility to our clients, this allows us ancillary benefits, such as the use of otherwise vacant advertising space to cross promote our other media assets, or the sharing of on-air talent and news and information across our radio and televisions stations.

     To support our strategy, we have decentralized our operating structure in order to place authority, autonomy and accountability at the market level. We believe that local management is best able to respond to local customers’ needs. We provide local managers with significant resources and tools to allow them to better serve their clients and their local communities. We believe that one of our strongest assets is our unique blend of highly experienced corporate and local market management.

     Radio Broadcasting

     Our radio strategy centers around providing programming that is relevant to our communities. We operate in a competitive marketplace and compete with all advertising media including television, newspaper, direct mail, cable, yellow pages, Internet, satellite radio and other forms of advertisement. Therefore, our radio strategy entails improving the ongoing operations of our stations through effective programming, reduction of costs, and aggressive promotion, marketing, and sales. The effort spent on programming and content across our geographically diverse portfolio of radio stations allows us to deliver targeted messages for specific audiences to advertisers on a local, regional, and national basis. We believe owning multiple radio stations in a market allows us to provide our listeners with a more diverse programming selection and a more efficient means for our advertisers to reach those listeners. By owning multiple stations in a market, we are also able to operate our stations with more highly skilled local management teams and eliminate duplicative operating and overhead expenses.

     Outdoor Advertising

     Our outdoor advertising strategy involves expanding our market presence and improving the operating results of our existing operations to help us compete across all advertising media in the marketplace including radio, television, newspaper, direct mail, cable, yellow pages, Internet, satellite radio and other forms of advertisement. We do this by acquiring additional displays in our existing markets, expanding into new markets and helping our outdoor advertisers creatively use our outdoor advertising inventory. We focus on attracting new categories of advertisers to the outdoor medium through significant investments in sales, marketing, creative, and research services. We take advantage of technological advances and the growing and dynamic possibilities advertisers have to display unique, engaging, creative advertisements. Our talented management team is committed to sales force productivity, improved production department efficiency, and further developing the quality of our product. Finally, the fragmented outdoor advertising industry in our international markets presents us with opportunities to increase our profitability both from our existing operations and from future acquisitions.

     Live Entertainment

     Our strategy is to deliver quality entertainment products, from music concerts, Broadway and touring shows, specialized motor sports events, museum exhibitions, family shows, and venue operations. We then monetize this investment in creativity by increasing the utilization of our entertainment venues, the number of tickets sold per event and by effectively marketing the variety of sponsorship opportunities we offer. We strive to form strategic alliances with top brands for marketing opportunities. This connection builds brand loyalty and consumer affinities, thus helping our advertisers succeed with their marketing efforts and helping us compete with all advertising media including radio, television, newspaper, direct mail, cable, yellow pages, Internet, satellite radio and other forms of advertisement.

Recent Developments

The Ackerley Group Merger

     On June 14, 2002, we consummated our merger with The Ackerley Group, Inc. (“Ackerley”). Pursuant to the terms of the merger agreement, each share of Ackerley ordinary and Class B common stock was exchanged for 0.35 shares of our common stock. After canceling 1.2 million shares of Ackerley common stock that we held prior to the signing of the merger agreement, approximately 12.0 million shares of our common stock were issued to Ackerley shareholders. We also assumed all of Ackerley’s outstanding employee stock options, which at the time of the merger were exercisable for approximately 114,000 shares of our common stock. The merger was valued at approximately $493.0 million based on the number of our common shares issued, which were at the average share price at the signing of the merger agreement, the historical cost of the Ackerley shares we held prior to the merger date and the fair value of the employee stock options at the merger date. In addition, we assumed all of Ackerley’s outstanding debt, which had a fair value of $319.0 million at the merger date. We refinanced Ackerley’s credit facility and made a tender offer for Ackerley’s public debt concurrent with the merger. The tender offer was finalized on July 3, 2002 at a price of $1,129 per $1,000 tendered, resulting in the repurchase of substantially all of Ackerley’s public debt. This merger resulted in the recognition of approximately $361.0 million of goodwill. This purchase price allocation is preliminary pending completion of third-party appraisals and other fair value analysis of assets and liabilities. The results of operations of Ackerley have been included in our financial statements beginning June 14, 2002.

Future Acquisitions and Dispositions

     We evaluate strategic opportunities both within and outside our existing lines of business and from time to time enter into letters of intent to purchase assets. Although we have no definitive agreements with respect to significant acquisitions or dispositions not set forth in this report, we expect from time to time to pursue additional acquisitions and may decide to dispose of certain businesses. Such acquisitions or dispositions could be material.

Shelf Registration Statement

     On March 29, 2002, we filed a Registration Statement on Form S-3 covering a combined $3.0 billion of debt securities, junior subordinated debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units. The shelf registration statement also covers preferred securities that may be issued from time to time by our three Delaware statutory business trusts and guarantees of such preferred securities by us. The SEC declared this shelf registration statement effective on April 2, 2002.

Employees

     At February 28, 2003, we had approximately 35,000 domestic employees and 6,800 international employees of which approximately 41,000 were in operations and approximately 800 were in corporate related activities. In addition, our live entertainment operations hire approximately 20,000 seasonal employees during peak time periods.

Operating Segments

     Clear Channel consists of three reportable operating segments: radio broadcasting, outdoor advertising and live entertainment. The radio broadcasting segment includes radio stations for which we are the licensee and for which we program and/or sell air time under local marketing agreements or joint sales agreements. The radio broadcasting segment also operates radio networks. The outdoor advertising segment includes advertising display faces for which we own or operate under lease management agreements. The live entertainment segment includes venues that we own or operate, the production of Broadway shows and theater operations.

     Information relating to the operating segments of our radio broadcasting, outdoor advertising and live entertainment operations for 2002, 2001 and 2000 is included in “Note M — Segment Data” in the Notes to Consolidated Financial Statements in Item 8 filed herewith.

     The following table sets forth certain selected information with regard to our radio broadcasting stations, outdoor advertising display faces and live entertainment venues that we own or operate. At December 31, 2002, we owned 372 AM and 812 FM radio stations. At December 31, 2002, we owned or operated 144,097 domestic display faces and 571,942 international display faces. We also owned or operated 102 live entertainment venues at December 31, 2002.

Market	Market Rank*	Radio Broadcasting Stations	Outdoor Advertising Display Faces	Live Entertainment Venues

New York, NY	1	5	15,281	5
Los Angeles, CA	2	8	11,022	3
Chicago, IL	3	6	15,607	3
San Francisco, CA	4	6	6,273	6
Dallas, TX	5	6	5,566
Philadelphia, PA	6	6	4,090	5
Houston, TX	7	8	5,223	2
Washington, DC	8	8	2,637	4
Boston, MA	9	4	6,130	6
Detroit, MI	10	7	7	2
Atlanta, GA	11	5	6,986	3
Miami, FL	12	7	5,361
Seattle, WA	14	4	2,203	1
Phoenix, AZ	15	8	1,045	1
Minneapolis, MN	16	7	1,873	1
San Diego, CA	17	7	792
Nassau/Suffolk, NY	18	2
Baltimore, MD	19	3	978
St. Louis, MO	20	6	257	2
Tampa, FL	21	8	2,163
Denver, CO	22	8	547	1
Pittsburgh, PA	23	6	328	2
Portland, OR	24	5	1,411
Cleveland, OH	25	6	1,210	2
Cincinnati, OH	26	8	14	2
Sacramento, CA	27	4	993	2
Riverside, CA	28	4
Kansas City, KS/MO	29			2
San Jose, CA	30	2	948
San Antonio, TX	31	6	3,348	1
Salt Lake City, UT	32	7
Milwaukee, WI	33	6	1,857	1
Providence, RI	34	4
Columbus, OH	35	5	1,418	1
Charlotte, NC	37	5		1
Orlando, FL	38	7	2,560
Las Vegas, NV	39	4	10,555
Norfolk, VA	40	4		2
Indianapolis, IN	41	3	1,559	2
Austin, TX	42	6	6
Greensboro, NC	43	4
New Orleans, LA	44	7	1,186	1
Nashville, TN	45	5	11	1
Raleigh, NC	46	5		1
West Palm Beach, FL	47	7	95	2
Memphis, TN	48	6	2,924
Hartford, CT	49	5		2

Market	Market Rank*	Radio Broadcasting Stations	Outdoor Advertising Display Faces	Live Entertainment Venues

Buffalo, NY	51			1
Jacksonville, FL	52	7	978
Oklahoma City, OK	53	5	1,048
Rochester, NY	54	7
Louisville, KY	55	8	6	1
Richmond, VA	56	6	12
Birmingham, AL	57	6
Dayton, OH	58	6
Greenville, SC	59	5
Honolulu, HI	61	7
Tucson, AZ	62	6	1,620
Brownsville & McAllen, TX	63	2
Albany, NY	64	7		1
Tulsa, OK	65	6	1,098
Grand Rapids, MI	66	7
Ft. Myers, FL	67	4
Fresno, CA	68	8	10
Wilkes Barre – Scranton, PA	69		6
Allentown, PA	70	4	6
Albuquerque, NM	71	8	1,174	1
Knoxville, TN	72
Akron, OH	73	3	973
Omaha, NE	74	4
Monterey, CA	75	6	2
Wilmington, DE	76	4	1,030
Sarasota, FL	77	6
El Paso, TX	78	5	1,404
Harrisburg, PA	79	6
Syracuse, NY	80	7	8
Springfield, MA	81	4
Toledo, OH	82	5	3
Baton Rouge, LA	83	6
Greenville, NC	84
Little Rock, AR	85	5
Gainesville-Ocala, FL	86		1,384
Bakersfield, CA	87	6
Stockton, CA	88	4
Charleston, SC	89	5
Columbia, SC	90	6
Des Moines, IA	91	5	684
Spokane, WA	92	6
Mobile, AL	93	6
Daytona Beach, FL	94
Wichita, KS	95	4	664
Colorado Springs, CO	96	3	7
Madison, WI	97	6
Melbourne-Titusville-Cocoa, FL	99	4	766

Market	Market Rank*	Radio Broadcasting Stations		Outdoor Advertising Display Faces		Live Entertainment Venues

Various U.S. Cities	101-150	129		3,760		1
Various U.S. Cities	151-200	138		1,411
Various U.S. Cities	201-250	127		24		1
Various U.S. Cities	251+	89		45
Various U.S. Cities	unranked	216		1,510

International:
Africa (b)	n/a
Australia – New Zealand (a), (b)	n/a
Baltics and Russia	n/a			6,218
Belgium	n/a			13,462
Brazil	n/a			5,112
Canada (b)	n/a			1,212		1
Chile	n/a			944
China (b)	n/a
Denmark (a)	n/a			4,622
Finland	n/a			1,937
France	n/a			149,731
Germany (b)	n/a
Greece	n/a			846
Holland	n/a			2,405
Hong Kong (b)	n/a
India	n/a			109
Ireland	n/a			4,048
Italy (b)	n/a			17,219
Korea (b)	n/a
Malaysia (b)	n/a
Mexico (a)	n/a			4,143
Netherlands	n/a
Norway (a) (b)	n/a			10,929
Peru	n/a			2,191
Poland	n/a			11,812
Singapore (b)	n/a			2,431
Spain	n/a			31,111
Sweden	n/a			27,886		1
Switzerland	n/a			14,666
Thailand (b)	n/a
Turkey	n/a			3,330
United Kingdom	n/a			58,749		24
Small transit displays (d)	n/a			196,829
Total		1,184	(a)	716,039	(b)	102	(c)

* Per Arbitron Rankings for Fall 2002

(a)	Excluded from the 1,184 radio stations owned or operated by Clear Channel are 63 radio stations programmed pursuant to a local marketing agreement or a joint sales agreement (FCC licenses not owned by Clear Channel), two radio stations programmed by another party pursuant to a local marketing agreement or a joint sales agreement, six Mexican radio stations that we provide programming to and sell airtime under exclusive sales agency arrangements and two radio stations we own in Denmark. Also excluded are radio stations in Australia,

New Zealand, Mexico and Norway. We own a 50%, 33%, 40% and 50% equity interest in companies that have radio broadcasting operations in these markets, respectively. We also own a 26% equity interest in Hispanic Broadcasting Corporation, a leading domestic Spanish-language radio broadcaster. Radio stations owned or operated by Hispanic Broadcasting Corporation are also excluded from the above table.

(b)	Excluded from the 716,039 outdoor display faces owned or operated by Clear Channel are display faces in Africa, Australia — New Zealand, China, Germany, Hong Kong, Italy, Korea, Malaysia, Norway, Singapore and Thailand. We own a 37%, 50%, 46%, 20%, 50%, 35%, 30%, 49%, 50%, 30% and 32% equity interest in companies that have outdoor advertising operations in these markets, respectively.

(c)	Venues include 51 theaters, 39 amphitheaters, nine clubs and three arenas. Of these 102 venues, we own 33, lease 46 with lease expiration dates from January 2003 to November 2058, lease four with lease terms in excess of 100 years and operate 19 under various operating agreements.

Excluded from the 102 live entertainment venues owned or operated by Clear Channel are nine venues in which we own a non-controlling interest and 19 venues with which we have a booking, promotions or consulting agreement.

(d)	Small transit displays are small display faces on the interior and exterior of various public transportation vehicles.

     Below is a discussion of our operations within each segment that are not presented in the above table.

     Radio Broadcasting

     In addition to the radio stations listed above, our radio broadcasting segment includes a national radio network that produces more than 100 syndicated radio programs and services for more than 5,000 radio stations including Rush Limbaugh, Bob and Tom, and John Boy and Billy, which are three very popular radio programs in the United States. We also own various sports, news and agriculture networks.

     Live Entertainment

     In addition to the live entertainment venues listed above, our live entertainment segment produces and presents touring and original Broadway & Family shows. Touring Broadway shows are typically revivals of previous commercial successes or new productions of theatrical shows currently playing on Broadway in New York City. We invest in original Broadway productions as a lead producer or as a limited partner in productions produced by others. The investments frequently allow us to obtain favorable touring and scheduling rights for the production that enable distribution across the presenter’s network.

     Other

     Television

     As of December 31, 2002, we owned, programmed or sold airtime for 34 television stations. Our television stations are affiliated with various television networks, including ABC, CBS, NBC, FOX, UPN, PAX and WB.

     Media Representation

     We own the Katz Media Group, a full-service media representation firm that sells national spot advertising time for clients in the radio and television industries throughout the United States. Katz Media represents over 2,565 radio stations, 380 television stations and growing interests in the representation of cable television system operators.

     Sports Representation

     We operate in the sports representation business. Our full-service sports marketing and management operations specialize in the representation of professional athletes, integrated event management and marketing consulting services. Among our clients are Michael Jordan (basketball), Kobe Bryant (basketball), Roger Clemens (baseball), Jason Giambi (baseball), Greg Norman (golf), Andre Agassi (tennis), Jerry Rice (football) and David Beckham (soccer – UK).

Regulation of Our Business

Existing Regulation and 1996 Legislation

     Radio and television broadcasting are subject to the jurisdiction of the Federal Communications Commission under the Communications Act of 1934. The Communications Act prohibits the operation of a radio or television broadcasting station except under a license issued by the FCC and empowers the FCC, among other things, to:

•	issue, renew, revoke and modify broadcasting licenses;

•	assign frequency bands;

•	determine stations’ frequencies, locations, and power;

•	regulate the equipment used by stations;

•	adopt other regulations to carry out the provisions of the Communications Act;

•	impose penalties for violation of such regulations; and

•	impose fees for processing applications and other administrative functions.

     The Communications Act prohibits the assignment of a license or the transfer of control of a licensee without prior approval of the FCC.

     The Telecommunications Act of 1996 represented a comprehensive overhaul of the country’s telecommunications laws. The 1996 Act changed both the process for renewal of broadcast station licenses and the broadcast ownership rules. The 1996 Act established a “two-step” renewal process that limited the FCC’s discretion to consider applications filed in competition with an incumbent’s renewal application. The 1996 Act also liberalized the national broadcast ownership rules, eliminating the national radio limits and easing the national restrictions on TV ownership. The 1996 Act also relaxed local radio ownership restrictions, but left local TV ownership restrictions in place pending further FCC review.

License Grant and Renewal

     Under the 1996 Act, the FCC grants broadcast licenses to both radio and television stations for terms of up to eight years. The 1996 Act requires the FCC to renew a broadcast license if it finds that:

•	the station has served the public interest, convenience and necessity;

•	there have been no serious violations of either the Communications Act or the FCC’s rules and regulations by the licensee; and

•	there have been no other serious violations which taken together constitute a pattern of abuse.

In making its determination, the FCC may consider petitions to deny and informal objections, and may order a hearing if such petitions or objections raise sufficiently serious issues. The FCC, however, may not consider whether the public interest would be better served by a person or entity other than the renewal applicant. Instead, under the 1996 Act, competing applications for the incumbent’s spectrum may be accepted only after the FCC has denied the incumbent’s application for renewal of its license.

     Although in the vast majority of cases broadcast licenses are renewed by the FCC even when petitions to deny or informal objections are filed, there can be no assurance that any of our stations’ licenses will be renewed at the expiration of their terms.

Current Multiple Ownership Restrictions

     The FCC has promulgated rules that, among other things, limit the ability of individuals and entities to own or have an “attributable interest” in broadcast stations and other specified mass media entities.

     The 1996 Act mandated significant revisions to the radio and television ownership rules. With respect to radio licensees, the 1996 Act directed the FCC to eliminate the national ownership restriction, allowing one entity to own nationally any number of AM or FM broadcast stations. Other FCC rules mandated by the 1996 Act greatly eased local radio ownership restrictions. The maximum allowable number of radio stations that may be commonly owned in a market varies depending on the total number of radio stations in that market, as determined using a method prescribed by the FCC. In markets with 45 or more stations, one company may own, operate or control eight stations, with no more than five in any one service (AM or FM). In markets with 30-44 stations, one company may own seven stations, with no more than four in any one service. In markets with 15-29 stations, one entity may own six stations, with no more than four in any one service. In markets with 14 stations or less, one company may own up to five stations or 50% of all of the stations, whichever is less, with no more than three in any one service. These new rules permit common ownership of more stations in the same market than did the FCC’s prior rules, which at most allowed ownership of no more than two AM stations and two FM stations even in the largest markets.

     Irrespective of FCC rules governing radio ownership, however, the Antitrust Division of the United States Department of Justice and the Federal Trade Commission have the authority to determine that a particular transaction presents antitrust concerns. Following the passage of the 1996 Act, the Antitrust Division has become more aggressive in reviewing proposed acquisitions of radio stations, particularly in instances where the proposed purchaser already owns one or more radio stations in a particular market and seeks to acquire additional radio stations in the same market. The Antitrust Division has, in some cases, obtained consent decrees requiring radio station divestitures in a particular market based on allegations that acquisitions would lead to unacceptable concentration levels. The FCC has also been more aggressive in independently examining issues of market concentration when considering radio station acquisitions. The FCC has delayed its approval of numerous proposed radio station purchases by various parties because of market concentration concerns, and generally will not approve radio acquisitions when the Antitrust Division has expressed concentration concerns, even if the acquisition complies with the FCC’s numerical station limits. Moreover, in recent years the FCC has followed a policy under which it gives specific public notice of its intention to conduct additional ownership concentration analysis, and solicits public comment on “the issue of concentration and its effect on competition and diversity,” with respect to certain applications for consent to radio station acquisitions based on estimated advertising revenue shares or other criteria. This policy, which the FCC formally adopted as an “interim policy” in November 2001, has delayed approval of a number of our radio acquisitions.

     With respect to television, the 1996 Act directed the FCC to eliminate the then-existing 12-station national limit for station ownership and increase the national audience reach limitation from 25% to 35%. The 1996 Act left local TV ownership restrictions in place pending further FCC review, and in August 1999 the FCC modified its local television ownership rule. Under the current rule, permissible common ownership of television stations is dictated by Nielsen Designated Market Areas, or “DMAs.” A company may own two television stations in a DMA if the stations’ Grade B contours do not overlap. Conversely, a company may own television stations in separate DMAs even if the stations’ service contours do overlap. Furthermore, a company may own two television stations in a DMA with overlapping Grade B contours if (i) at least eight independently owned and operating full-power television stations, the Grade B contours of which overlap with that of at least one of the commonly owned stations, will remain in the DMA after the combination; and (ii) at least one of the commonly owned stations is not among the top four stations in the market in terms of audience share. The FCC will presumptively waive these criteria and allow the acquisition of a second same-market television station where the station being acquired is shown to be “failed” or “failing” (under specific FCC definitions of those terms), or authorized but unbuilt. A buyer seeking such a waiver must also demonstrate, in most cases, that it is the only buyer ready, willing, and able to operate the station, and that sale to an out-of-market buyer would result in an artificially depressed price. Since the revision of the local television ownership rule, we have acquired a second television station in each of five DMAs where we previously owned a television station.

     The FCC has adopted rules with respect to so-called local marketing agreements, or “LMAs,” by which the licensee of one radio or television station provides substantially all the programming for another licensee’s station in the same market and sells all of the advertising within that programming. Under these rules, an entity that owns one or more radio or television stations in a market and programs more than 15% of the broadcast time on another station in the same service (radio or television) in the same market pursuant to an LMA is generally required to count the LMA station toward its media ownership limits even though it does not own the station. As a result, in a market where we own one or more radio or television stations, we generally cannot provide programming under an LMA to another station in the same service (radio or television) if we cannot acquire that station under the various rules governing media ownership.

     In adopting its rules concerning television LMAs, however, the FCC provided “grandfathering” relief for LMAs that were in effect at the time of the rule change in August 1999. Television LMAs that were in place at the time of the new rules and were entered into before November 5, 1996, were allowed to continue at least through 2004. Such LMAs entered into after November 5, 1996 were allowed to continue until August 5, 2001 at which point they were required to be terminated unless they complied with the revised local television ownership rule.

     We provide substantially all of the programming under LMAs to television stations in two markets where we also own a television station. Both of these television LMAs were entered into before November 5, 1996. Therefore, under the FCC’s August 1999 decision, both of these television LMAs are permitted to continue through at least the year 2004. Moreover, we may seek permanent grandfathering of these television LMAs by demonstrating to the FCC, among other things, the public interest benefits the LMAs have produced and the extent to which the LMAs have enabled the stations involved to convert to digital operation.

     A number of cross-ownership rules pertain to licensees of television and radio stations. FCC rules, the Communications Act or both generally prohibit an individual or entity from having an attributable interest in a radio or television station and a daily newspaper located in the same market.

     Prior to August 1999, FCC rules also generally prohibited common ownership of a television station and one or more radio stations in the same market, although the FCC in many cases allowed such combinations under waivers of the rule. In August 1999, however, the FCC comprehensively revised its radio/television cross-ownership rule. The revised rule permits the common ownership of one television and up to seven same-market radio stations, or up to two television and six same-market radio stations, if the market will have at least twenty separately owned broadcast, newspaper and cable “voices” after the combination. Common ownership of up to two television and four radio stations is permissible when ten “voices” will remain, and common ownership of up to two television stations and one radio station is permissible in all markets regardless of voice count. The radio/television limits, moreover, are subject to the compliance of the television and radio components of the combination with the television duopoly rule and the local radio ownership limits, respectively. Waivers of the radio/television cross-ownership rule are available only where the station being acquired is “failed” (i.e., off the air for at least four months or involved in court-supervised involuntary bankruptcy or insolvency proceedings). A buyer seeking such a waiver must also demonstrate, in most cases, that it is the only buyer ready, willing, and able to operate the station, and that sale to an out-of-market buyer would result in an artificially depressed price.

     There are 22 markets where we own both radio and television stations. In the majority of these markets, the number of radio stations we own complies with the limit imposed by the revised rule. Our acquisition of television stations in five markets in our 2002 merger with The Ackerley Group resulted in our owning more radio stations in these markets than is permitted by the revised rule. The FCC has given us a temporary period of time to divest the necessary radio or television stations to come into compliance with the rule. In the other markets where our number of radio stations exceeds the limit under the revised rule, we are nonetheless authorized to retain our present television/radio combinations at least until 2004, when the FCC is scheduled to undertake a comprehensive review and re-evaluation of its broadcast ownership rules. As with grandfathered television LMAs, we may seek permanent authorization for our non-compliant radio/television combinations by demonstrating to the FCC, among other things, the public interest benefits the combinations have produced and the extent to which the combinations have enabled the television stations involved to convert to digital operation.

     Under the FCC’s ownership rules, an officer or director of our company or a direct or indirect purchaser of certain types of our securities could cause us to violate FCC regulations or policies if that purchaser owned or acquired an “attributable” interest in other media properties in the same areas as our stations or in a manner otherwise prohibited by the FCC. All officers and directors of a licensee and any direct or indirect parent, general partners, limited partners and limited liability company members who are not properly “insulated” from management activities, and stockholders who own five percent or more of the outstanding voting stock of a licensee or its parent, either directly or indirectly, generally will be deemed to have an attributable interest in the licensee. Certain institutional investors who exert no control or influence over a licensee may own up to twenty percent of a licensee’s or its parent’s outstanding voting stock before attribution occurs. Under current FCC regulations, debt instruments, non-voting stock, minority voting stock interests in corporations having a single majority shareholder, and properly insulated limited partnership and limited liability company interests as to which the licensee certifies that the interest holders are not “materially involved” in the management and operation of the subject media property generally are not subject to attribution unless such interests implicate the FCC’s “equity/debt plus,” or “EDP,” rule. Under the EDP rule, an aggregate interest in excess of 33% of a licensee’s total asset value (equity plus debt) is attributable if the interest holder is either a major program supplier (providing over 15% of the licensee’s station’s total weekly broadcast programming hours) or a same-market media owner (including broadcasters, cable operators, and newspapers). To the best of our knowledge at present, none of our officers, directors or five percent stockholders holds an interest in another television station, radio station, cable television system or daily newspaper that is inconsistent with the FCC’s ownership rules and policies.

Recent Developments and Future Actions Regarding Multiple Ownership Rules

     Expansion of our broadcast operations in particular areas and nationwide will continue to be subject to the FCC’s ownership rules and any further changes the FCC or Congress may adopt. Recent actions by and pending proceedings before the FCC and the courts may significantly affect our business.

     The 1996 Act requires the FCC to review its remaining ownership rules biennially as part of its regulatory reform obligations to determine whether its various rules are still necessary. The first such biennial review concluded on June 20, 2000, with the FCC’s issuance of a report retaining the 35% national television reach limitation and the limits on the number of radio stations a company may own in a given market. In its report, however, the FCC stated its intention to commence separate proceedings requesting specific comment on several of its rules, including possible revisions to the manner in which the FCC counts stations for purposes of the local radio multiple ownership rule. The FCC later commenced, and in one case completed, proceedings to modify certain rules. In January 2001, the FCC completed its 2000 biennial review, making no additional relevant changes to its ownership rules.

     Pursuant to its determination in the initial biennial review, in December 2000 the FCC solicited public comment on a variety of possible changes in the methodology by which it defines a radio “market” and counts stations for purposes of determining compliance with the local radio ownership restrictions. Moreover, in the same proceeding, the FCC announced a policy of deferring, until the rulemaking is completed, certain pending and future radio sale applications which raise “concerns” about how the FCC counts the number of stations a company may own in a market. This deferral policy has delayed FCC approval of our acquisition of two radio stations in one pending transaction, and may delay additional acquisitions for which we seek FCC approval in the future.

     In November 2001, the FCC subsumed its pending market definition/station counting rulemaking into a larger, more comprehensive proceeding to review all aspects of the agency’s local radio multiple ownership rules. In this proceeding the FCC has solicited comment on a wide range of issues, including, among other things, whether it may or should modify its local radio multiple ownership rules to address concerns of undue market concentration. The FCC has also requested comment on future regulatory treatment of radio LMAs and radio joint sales agreements (“JSAs”). As part of this proceeding, the FCC announced an interim policy and processing timetables with respect to pending radio acquisitions which it had delayed under its then-existing policy of “flagging” certain radio acquisitions for additional concentration review, as well as future radio acquisitions which in the FCC’s view warrant additional concentration review. Under this interim policy, in many cases the FCC’s staff has requested the parties to provide additional information regarding the acquisition’s effect on competition in the local radio market. We have been requested to provide and have submitted such information with respect to eleven of our radio purchase transactions. In five of these cases, the FCC approved our acquisition. With respect to six of these transactions, however, the FCC stated that it was “unable to make the required finding that the public interest, convenience and necessity will be served” by approving the acquisition “in light of the questions raised in the context” of its competition analysis. With respect to each of these transactions, the FCC gave us the option of undergoing an administrative hearing or awaiting the outcome of the FCC’s pending rulemaking to review its ownership rules. We have terminated one of these transactions. With respect to the others, we have opted to await the outcome of the pending rulemaking. We cannot predict the extent to which certain of our radio transactions now pending before the FCC, or radio transactions for which we seek approval in the future, may be delayed as a result of the FCC’s interim policy.

     In September 2002, the FCC commenced its third biennial review of its media ownership rules. The FCC intends in this proceeding to comprehensively review all of these rules. It has incorporated into this omnibus review a number of its separate pending proceedings on various rules, including its previously-commenced rulemakings concerning the local radio ownership rules and radio market definition/station counting methodology. The omnibus review also covers media ownership rules not already the subject of separate rulemaking proceedings, including the local and national television ownership limits and the radio/television cross-ownership rule.

     Recent court developments may have an impact on the FCC’s media ownership rules and the FCC’s pending review of those rules. In February 2002, the U.S. Court of Appeals for the D.C. Circuit issued a decision requiring the FCC to initiate further proceedings to justify its decision, as part of its initial biennial review, to retain the 35% national television reach limitation. The FCC intends its pending omnibus review to comply with this decision. In the same decision, the court also vacated the FCC’s rule prohibiting common ownership of a television station and a cable television system in the same market. Additionally, in April 2002, the same court required the FCC to initiate further proceedings to justify certain aspects of its local television ownership rule. Again, the FCC is seeking to respond to this mandate through its pending omnibus review.

     We cannot predict the impact of any of these developments on our business. In particular, we cannot predict the outcome of the FCC’s pending omnibus media ownership rulemaking or its effect on our ability to acquire broadcast stations in the future, to complete acquisitions that we have agreed to make, or to continue to own and freely transfer groups of stations that we have already acquired. We also cannot predict the effect of the pending rulemaking on our radio and television LMAs and JSAs. Moreover, we cannot predict the impact of future biennial reviews or any other agency or legislative initiatives upon the FCC’s broadcast rules. Further, the 1996 Act’s relaxation of the FCC’s ownership rules has increased the level of competition in many markets in which our stations are located.

Alien Ownership Restrictions

     The Communications Act restricts the ability of foreign entities or individuals to own or hold certain interests in broadcast licenses. Foreign governments, representatives of foreign governments, non-U.S. citizens, representatives of non-U.S. citizens, and corporations or partnerships organized under the laws of a foreign nation are barred from holding broadcast licenses. Non-U.S. citizens, collectively, may own or vote up to twenty percent of the capital stock of a corporate licensee. A broadcast license may not be granted to or held by any corporation that is controlled, directly or indirectly, by any other corporation more than one-fourth of whose capital stock is owned or voted by non-U.S. citizens or their representatives, by foreign governments or their representatives or by non-U.S. corporations, if the FCC finds that the public interest will be served by the refusal or revocation of such license. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such corporation, and the FCC has made such an affirmative finding only in limited circumstances. Since we serve as a holding company for subsidiaries that serve as licensees for our stations, we are effectively restricted from having more than one-fourth of our stock owned or voted directly or indirectly by non-U.S. citizens or their representatives, foreign governments, representatives of non-foreign governments or foreign corporations.

Other Regulations Affecting Broadcast Stations

     General. The FCC has significantly reduced its past regulation of broadcast stations, including elimination of formal ascertainment requirements and guidelines concerning amounts of certain types of programming and commercial matter that may be broadcast. There are, however, FCC rules and policies, and rules and policies of other federal agencies, that regulate matters such as network-affiliate relations, the ability of stations to obtain exclusive rights to air syndicated programming, cable and satellite systems’ carriage of syndicated and network programming on distant stations, political advertising practices, application procedures and other areas affecting the business or operations of broadcast stations.

     Public Interest Programming. Broadcasters are required to air programming addressing the needs and interests of their communities of license, and to place “issues/programs lists” in their public inspection files to provide their communities with information on the level of “public interest” programming they air. In October 2000, the FCC commenced a proceeding seeking comment on whether it should adopt a standardized form for reporting information on a station’s public interest programming and whether it should require television broadcasters to post the new form — as well as all other documents in their public inspection files — either on station websites or the websites of state broadcasters’ associations.

     Equal Employment Opportunity. In April 1998, the U.S. Court of Appeals for the D.C. Circuit concluded that the affirmative action requirements of the FCC’s Equal Employment Opportunity (“EEO”) regulations were unconstitutional. The FCC adopted new EEO affirmative action rules in January 2000, but the same court of appeals struck down the new rules in January 2001. In November 2002, the FCC adopted new EEO affirmative action rules yet again. These rules, which are effective March 10, 2003, generally require broadcasters to engage in broad and inclusive recruitment efforts to fill job vacancies, keep a considerable amount of recruitment data and report much of this data to the FCC and the public via stations’ public files and websites. The FCC is still considering whether to apply these rules to part-time employment positions. Broadcasters are also obligated not to engage in employment discrimination based on race, color, religion, national origin or sex.

     Digital Audio Radio Service. The FCC has adopted spectrum allocation and service rules for satellite digital audio radio service. Satellite digital audio radio service systems can provide regional or nationwide distribution of radio programming with fidelity comparable to compact discs. The FCC has authorized two companies to launch and operate satellite digital audio radio service systems. Sirius Satellite Radio Inc. has launched three satellites and XM Radio has launched two satellites. Both companies are currently providing nationwide service. The FCC is currently considering what rules to impose on both licensees’ operation of terrestrial repeaters that support their satellite services. The FCC also has approved a technical standard for the provision of “in band, on channel” terrestrial digital radio broadcasting by existing radio broadcasters (except for nighttime broadcasting by AM stations, which is undergoing further testing), and has allowed radio broadcasters to convert to a hybrid mode of digital/analog operation on their existing frequencies. The FCC plans to address formal standards and related licensing and service rule changes for digital audio broadcasting in a later rulemaking. We cannot predict the impact of either satellite or terrestrial digital audio radio service on our business.

     Low Power FM Radio Service. In January 2000, the FCC created two new classes of noncommercial low power FM radio stations (“LPFM”). One class (LP100) will operate with a maximum power of 100 watts and a service radius of about 3.5 miles. The other class (LP10) will operate with a maximum power of 10 watts and a service radius of about 1 to 2 miles. In establishing the new LPFM service, the FCC said that its goal is to create a class of radio stations designed “to serve very localized communities or underrepresented groups within communities.” The FCC has begun accepting applications for LPFM stations and has granted some of these applications. In December 2000, Congress passed the Radio Broadcasting Preservation Act of 2000. This legislation requires the FCC to maintain interference protection requirements between LPFM stations and full-power radio stations on third-adjacent channels. It also requires the FCC to conduct field tests to determine the impact of eliminating such requirements. We cannot predict the number of LPFM stations that eventually will be authorized to operate or the impact of such stations on our business.

     Other. The FCC has also adopted rules on children’s television programming pursuant to the Children’s Television Act of 1990 and rules requiring closed captioning of television programming. The FCC has also taken steps to implement digital television broadcasting in the U.S. Furthermore, the 1996 Act contains a number of provisions related to television violence. We cannot predict the effect of the FCC’s present rules or future actions on our television broadcasting operations.

     Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of our broadcast properties. In addition to the changes and proposed changes noted above, such matters include, for example, spectrum use fees, political advertising rates, and potential restrictions on the advertising of certain products such as beer and wine. Other matters that could affect our broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as direct broadcast satellite service, the continued establishment of wireless cable systems and low power television stations, “streaming” of audio and video programming via the Internet, digital television and radio technologies, the establishment of a low power FM radio service, and possible telephone company participation in the provision of video programming service.

     The foregoing is a brief summary of certain provisions of the Communications Act, the 1996 Act, and specific regulations and policies of the FCC thereunder. This description does not purport to be comprehensive and reference should be made to the Communications Act, the 1996 Act, the FCC’s rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of broadcast stations. Proposals for additional or revised regulations and requirements are pending before and are being considered by Congress and federal regulatory agencies from time to time. Also, various of the foregoing matters are now, or may become, the subject of court litigation, and we cannot predict the outcome of any such litigation or its impact on our broadcasting business.

Risk Factors

We Have a Large Amount of Indebtedness

     We currently use a significant portion of our operating income for debt service. Our leverage could make us vulnerable to an increase in interest rates or a downturn in the operating performance of our businesses or a decline in general economic conditions. At December 31, 2002, we had debt outstanding of $8.8 billion and shareholders’ equity of $14.2 billion. We may continue to borrow funds to finance acquisitions of radio broadcasting, outdoor advertising and live entertainment properties, as well as for other purposes. Our debt obligations could increase substantially because of the debt levels of companies that we may acquire in the future.

     Such a large amount of indebtedness could have negative consequences for us, including without limitation:

•	limitations on our ability to obtain financing in the future;

•	much of our cash flow will be dedicated to interest obligations and unavailable for other purposes;

•	the high level of indebtedness limits our flexibility to deal with changing economic, business and competitive conditions; and

•	the high level of indebtedness could make us more vulnerable to an increase in interest rates, a downturn in our operating performance or a decline in general economic conditions.

     The failure to comply with the covenants in the agreements governing the terms of our or our subsidiaries’ indebtedness could be an event of default and could accelerate the payment obligations and, in some cases, could affect other obligations with cross-default and cross-acceleration provisions.

Our Business is Dependent Upon the Performance of Key Employees, On-Air Talent and Program Hosts

     Our business is dependent upon the performance of certain key employees. We employ or independently contract with several on-air personalities and hosts of syndicated radio programs with significant loyal audiences in their respective markets. Although we have entered into long-term agreements with some of our executive officers, key on-air talent and program hosts to protect our interests in those relationships, we can give no assurance that all or any of these key employees will remain with us or will retain their audiences. Competition for these individuals is intense and many of our key employees are at-will employees who are under no legal obligation to remain with us. Our competitors may choose to extend offers to any of these individuals on terms, which we may be unwilling to meet. In addition, any or all of our key employees may decide to leave for a variety of personal or other reasons beyond our control. Furthermore, the popularity and audience loyalty of our key on-air talent and program hosts is highly sensitive to rapidly changing public tastes. A loss of such popularity or audience loyalty is beyond our control and could limit our ability to generate revenues.

Doing Business in Foreign Countries Creates Certain Risks Not Found in Doing Business in the United States

     Doing business in foreign countries carries with it certain risks that are not found in doing business in the United States. We currently derive a portion of our revenues from international radio broadcasting, outdoor advertising and live entertainment operations in countries around the world and a key element of our business strategy is to expand our international operations. The risks of doing business in foreign countries that could result in losses against which we are not insured include:

•	exposure to local economic conditions;

•	potential adverse changes in the diplomatic relations of foreign countries with the United States;

•	hostility from local populations;

•	the adverse effect of currency exchange controls;

•	restrictions on the withdrawal of foreign investment and earnings;

•	government policies against businesses owned by foreigners;

•	investment restrictions or requirements;

•	expropriations of property;

•	the potential instability of foreign governments;

•	the risk of insurrections;

•	risks of renegotiation or modification of existing agreements with governmental authorities;

•	foreign exchange restrictions;

•	withholding and other taxes on remittances and other payments by subsidiaries; and

•	changes in taxation structure.

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

Extensive Government Regulation May Limit Our Broadcasting Operations

     The federal government extensively regulates the domestic broadcasting industry, and any changes in the current regulatory scheme could significantly affect us. Our broadcasting businesses depend upon maintaining broadcasting licenses issued by the FCC for maximum terms of eight years. Renewals of broadcasting licenses can be attained only through the FCC’s grant of appropriate applications. Although the FCC rarely denies a renewal application, the FCC could deny future renewal applications resulting in the loss of one or more of our broadcasting licenses.

     The federal communications laws limit the number of broadcasting properties we may own in a particular area. While the Telecommunications Act of 1996 relaxed the FCC’s multiple ownership limits, any subsequent modifications that tighten those limits could make it impossible for us to complete potential acquisitions or require us to divest stations we have already acquired. For instance, the FCC has adopted modified rules that in some cases permit a company to own fewer radio stations than allowed by the Telecommunications Act of 1996 in markets or geographical areas where the company also owns television stations. These modified rules could require us to divest radio stations we currently own in markets or areas where we also own television stations.

     Moreover, changes in governmental regulations and policies may have a material impact on us. For example, we currently provide programming to several television stations we do not own and receive programming from other parties for certain television stations we do own. These programming arrangements are made through contracts known as local marketing agreements. The FCC has recently revised its rules and policies regarding television local marketing agreements. These revisions will restrict our ability to enter into television local marketing agreements in the future, and may eventually require us to terminate our programming arrangements under existing local marketing agreements. Additionally, the FCC has adopted rules which under certain circumstances subject previously nonattributable debt and equity interests in communications media to the FCC’s multiple ownership restrictions. These rules may limit our ability to expand our media holdings. Also, the FCC has recently instituted a proceeding to reexamine comprehensively all of its media ownership rules. This omnibus proceeding incorporates, among other things, a preexisting FCC proceding to consider a broad range of possible changes may limit our ability to make future broadcasting acquisitions, and may eventually require us to terminate existing agreements whereby we provide programming to our sell advertising on stations we do not own. Additionally, under an interim policy announced by the FCC in connection with its proceeding to modify the radio ownership rules, the FCC could designate for hearing or significantly delay approval of certain of our pending radio acquisitions which, in the FCC’s view, raise local market concentration concerns.

Antitrust Regulations May Limit Future Acquisitions

     Additional acquisitions by us of radio and television stations, outdoor advertising properties and live entertainment operations or entities may require antitrust review by federal antitrust agencies and may require review by foreign antitrust agencies under the antitrust laws of foreign jurisdictions. We can give no assurances that the Department of Justice or the Federal Trade Commission or foreign antitrust agencies will not seek to bar us from acquiring additional radio or television stations or outdoor advertising or entertainment properties in any market where we already have a significant position. Following passage of the Telecommunications Act of 1996, the DOJ has become more aggressive in reviewing proposed acquisitions of radio stations, particularly in instances where the proposed acquiror already owns one or more radio station properties in a particular market and seeks to acquire another radio station in the same market. The DOJ has, in some cases, obtained consent decrees requiring radio station divestitures in a particular market based on allegations that acquisitions would lead to unacceptable concentration levels. The DOJ also actively reviews proposed acquisitions of outdoor advertising properties. In addition, the antitrust laws of foreign jurisdictions will apply if we acquire international broadcasting properties.

Environmental, Health, Safety and Land Use Laws and Regulations May Limit or Restrict Some of Our Operations

     As the owner or operator of various real properties and facilities, especially in our outdoor advertising and live entertainment venue operations, we must comply with various foreign, federal, state and local environmental, health, safety and land use laws and regulations. We and our properties are subject to such laws and regulations relating to the use, storage, disposal, emission and release of hazardous and non-hazardous substances and employee health and safety, as well as zoning and noise level restrictions which may affect, among other things, the hours of operations of our live entertainment venues. Historically, we have not incurred significant expenditures to comply with these laws. However, additional laws, which may be passed in the future, or a finding of a violation of or liability under existing laws, could require us to make significant expenditures and otherwise limit or restrict some of our operations.

Government Regulation of Outdoor Advertising May Restrict Our Outdoor Advertising Operations

     The outdoor advertising industry that operates domestically is subject to extensive governmental regulation at the federal, state and local level. These regulations include restrictions on the construction, repair, upgrading, height, size and location of and, in some instances, content of advertising copy being displayed on outdoor advertising structures. In addition, the outdoor advertising industry that operates in foreign countries is subject to certain foreign governmental regulation. Compliance with existing and future regulations could have a significant financial impact.

     Federal law, principally the Highway Beautification Act of 1965, requires, as a condition to federal highway assistance, states to implement legislation to restrict billboards located within 660 feet of, or visible from, highways except in commercial or industrial areas and requires certain additional size, spacing and other limitations. Every state has implemented laws and regulations in compliance with the Highway Beautification Act, including the removal of any illegal signs on these highways at the owner’s expense and without any compensation. Federal law does not require removal of existing lawful billboards, but does require the payment of just compensation if a state or political subdivision compels the removal of a lawful billboard along a federally aided primary or interstate highway. State governments have purchased and removed legal nonconforming billboards in the past, using a portion of federal funding and may do so in the future.

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

     In addition, we are unable to predict what additional regulations may be imposed on outdoor advertising in the future. The outdoor advertising industry is heavily regulated and at various times and in various markets can be expected to be subject to varying degrees of regulatory pressure affecting the operation of advertising displays. Legislation regulating the content of billboard advertisements and additional billboard restrictions has been introduced in Congress from time to time in the past. Changes in laws and regulations affecting outdoor advertising at any level of government, including laws of the foreign jurisdictions in which we operate, could have a significant financial impact on us by requiring us to make significant expenditures or otherwise limiting or restricting some of our operations.

Changes in Restrictions on Outdoor Tobacco and Alcohol Advertising May Pose Risks

     Out-of-court settlements between the major U.S. tobacco companies and all 50 states include a ban on the outdoor advertising of tobacco products. State and local governments continue to initiate proposals designed to limit outdoor advertising of alcohol. Other products and services may be targeted in the future. Legislation regulating tobacco and alcohol advertising has also been introduced in a number of European countries in which we conduct business, and could have a similar impact. Any significant reduction in alcohol related advertising due to content-related restrictions could cause a reduction in our direct revenue from such advertisements and a simultaneous increase in the available space on the existing inventory of billboards in the outdoor advertising industry.

Future Acquisitions Could Pose Risks

     We may acquire media-related assets and other assets or businesses that we believe will assist our customers in marketing their products and services. Our acquisition strategy involves numerous risks, including:

•	certain of our acquisitions may prove unprofitable and fail to generate anticipated cash flows;

•	to successfully manage a rapidly expanding and significantly larger portfolio of broadcasting, outdoor advertising, entertainment and other properties, we may need to:

–	recruit additional senior management as we cannot be assured that senior management of acquired companies will continue to work for us and, in this highly competitive labor market, we cannot be certain that any of our recruiting efforts will succeed, and

–	expand corporate infrastructure to facilitate the integration of our operations with those of acquired properties, because failure to do so may cause us to lose the benefits of any expansion that we decide to undertake by leading to disruptions in our ongoing businesses or by distracting our management;

•	entry into markets and geographic areas where we have limited or no experience;

•	we may encounter difficulties in the integration of operations and systems;

•	our management’s attention may be diverted from other business concerns; and

•	we may lose key employees of acquired companies or stations.

     We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue additional acquisitions and may decide to dispose of certain businesses. These acquisitions or dispositions could be material.

Capital Requirements Necessary to Implement Acquisitions Could Pose Risks

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

We Face Intense Competition in the Broadcasting, Outdoor Advertising and Live Entertainment Industries

     Our business segments are in highly competitive industries, and we may not be able to maintain or increase our current audience ratings and advertising and sales revenues. Our radio stations and outdoor advertising properties compete for audiences and advertising revenues with other radio stations and outdoor advertising companies, as well as with other media, such as newspapers, magazines, television, direct mail and Internet based media, within their respective markets. Audience ratings and market shares are subject to change, which could have the effect of reducing our revenues in that market. Our live entertainment operations compete with other venues to serve artists likely to perform in that general region and, in the markets in which we promote musical concerts, we face competition from promoters, as well as from certain artists who promote their own concerts. These competitors may engage in more extensive development efforts, undertake more far reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential customers or artists. Our competitors may develop services, advertising media or entertainment venues that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. It is possible that new competitors may emerge and rapidly acquire significant market share in any of our business segments. Other variables that could adversely affect our financial performance by, among other things, leading to decreases in overall revenues, the numbers of advertising customers, advertising fees, event attendance, ticket prices or profit margins include:

•	unfavorable economic conditions, both general and relative to the radio broadcasting, outdoor advertising, live entertainment and all related media industries, which may cause companies to reduce their expenditures on advertising or corporate sponsorship or reduce the number of persons willing to attend live entertainment events;

•	unfavorable shifts in population and other demographics which may cause us to lose advertising customers and audience as people migrate to markets where we have a smaller presence, or which may cause advertisers to be willing to pay less in advertising fees if the general population shifts into a less desirable age or geographical demographic from an advertising perspective;

•	an increased level of competition for advertising dollars, which may lead to lower advertising rates as we attempt to retain customers or which may cause us to lose customers to our competitors who offer lower rates that we are unable or unwilling to match;

•	unfavorable fluctuations in operating costs which we may be unwilling or unable to pass through to our customers;

•	technological changes and innovations that we are unable to adopt or are late in adopting that offer more attractive advertising or entertainment alternatives than what we currently offer, which may lead to a loss of advertising customers or ticket sales, or to lower advertising rates or ticket prices;

•	unfavorable changes in labor conditions which may require us to spend more to retain and attract key employees; and

•	changes in governmental regulations and policies and actions of federal regulatory bodies which could restrict the advertising media which we employ or restrict some or all of our customers that operate in regulated areas from using certain advertising media, or from advertising at all, or which may restrict the operation of live entertainment events.

New Technologies May Affect Our Broadcasting Operations

     The FCC is considering ways to introduce new technologies to the broadcasting industry, including satellite and terrestrial delivery of digital audio broadcasting and the standardization of available technologies, which significantly enhance the sound quality of radio broadcasts. We are unable to predict the effect such technologies will have on our broadcasting operations, but the capital expenditures necessary to implement such technologies could be substantial and other companies employing such technologies could compete with our businesses.

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

We May be Adversely Affected by a General Deterioration in Economic Conditions

     The risks associated with our businesses become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising and in attendance at live entertainment events. A decline in the level of business activity of our advertisers or a decline in attendance at live entertainment events could have an adverse effect on our revenues and profit margins. During the recent economic slowdown in the United States, many advertisers reduced their advertising expenditures. The impact of slowdowns on our business is difficult to predict, but they may result in reductions in purchases of advertising and attendance at live entertainment events. If the current economic slowdown continues or worsens, our results of operations may be adversely affected.

We May Be Adversely Affected by the Occurrence of Extraordinary Events, Such as Terrorist Attacks

     The occurrence of extraordinary events, such as the September 11, 2001 terrorist attacks on the World Trade Center in New York City and the Pentagon outside of Washington, D.C., may substantially decrease the use of and demand for advertising and the attendance at live entertainment events, which may decrease our revenues. The September 11, 2001, terrorist attacks caused a nationwide disruption of commercial and leisure activities. As a result of the expanded news coverage following the attacks and subsequent military action, we experienced a loss in advertising revenues and increased incremental operating expenses. We also experienced lower attendance levels at live entertainment events. The occurrence of future terrorist attacks and military actions by the United States cannot be predicted, and their occurrence can be expected to further negatively affect the United States economy generally, specifically the market for advertising and live entertainment.

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

     A wide range of factors could materially affect future developments and performance, including:

•	the impact of general economic conditions in the U.S. and in other countries in which we currently do business;

•	the impact of the geopolitical environment;

•	our ability to integrate the operations of recently acquired companies;

•	shifts in population and other demographics;

•	industry conditions, including competition;

•	fluctuations in operating costs;

•	technological changes and innovations;

•	changes in labor conditions;

•	fluctuations in exchange rates and currency values;

•	capital expenditure requirements;

•	litigation settlements;

•	legislative or regulatory requirements;

•	interest rates;

•	the effect of leverage on our financial position and earnings;

•	taxes;

•	access to capital markets; and

•	certain other factors set forth in our SEC filings.

     This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Available Information

     You can find more information about us at our Internet website located at www.clearchannel.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our Internet website as soon as reasonably practicable after we electronically file such material with the SEC.

ITEM 2. Properties

Corporate

     Our corporate headquarters is in San Antonio, Texas, primarily housed in our company owned 55,000 square foot corporate office building. We also own a 120,000 square foot data and administrative service center in San Antonio.

Operations

   Radio Broadcasting

     In the latter part of 2002, we moved our radio operations to our corporate headquarters in San Antonio, Texas. Previously, our radio operations were headquartered in 21,201 square feet of leased office space in Covington, Kentucky. The lease on this premise expires in November 2008. Although the executives of our radio operations and their support functions are in San Antonio, we still occupy the leased space in Covington, Kentucky to house other support functions for our radio operations. The types of properties required to support each of our radio stations include offices, studios, transmitter sites and antenna sites. A radio station’s studios are generally housed with its offices in downtown or business districts. A radio station’s transmitter sites and antenna sites are generally located in a manner that provides maximum market coverage.

   Outdoor Advertising

     The headquarters of our domestic outdoor advertising operations is in 7,750 square feet of leased office space in Phoenix, Arizona. The lease on this premises expires in April 2006. The headquarters of our international outdoor advertising operations is in 8,688 square feet of leased office space in London, England. The lease on this premises expires in June 2014. The types of properties required to support each of our outdoor advertising branches include offices, production facilities and structure sites. An outdoor branch and production facility is generally located in an industrial/warehouse district.

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

   Live Entertainment

     The international headquarters of our live entertainment operations is in 191,383 square feet of leased office space in New York City, New York. The lease on this premises expires in September 2020. Several members of the live entertainment senior management team as well as other live entertainment operations are located in 95,165 square feet of leased office space in Houston, Texas. The lease on this premises expires in March 2009. The types of properties required to support each of our live entertainment operations include offices and venues. Our live entertainment venues generally include offices and are located in major metropolitan areas.

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

     As noted in Item 1 above, as of December 31, 2002, we owned or programmed 1,184 radio stations, owned or leased 716,039 outdoor advertising display faces and owned or operated 102 entertainment venues in various markets throughout the world. See “Business — Operating Segments.” Therefore, no one property is material to our overall operations. We believe that our properties are in good condition and suitable for our operations.

ITEM 3. Legal Proceedings

     We were among the defendants in a lawsuit filed on June 12, 2002 in the United States District Court for the Southern District of Florida by Spanish Broadcasting System. The plaintiffs alleged that we were in violation of Section One and Section Two of the Sherman Antitrust Act as well as various claims such as unfair trade practices, defamation among other counts. This case was dismissed with prejudice on January 31, 2003. The plaintiffs have filed with the court for reconsideration.

     In addition, from time to time we become involved in various claims and lawsuits incidental to our business, including defamation actions. In the opinion of our management, after consultation with counsel, any ultimate liability arising out of currently pending claims and lawsuits will not have a material effect on our financial condition or operations.

ITEM 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders in the fourth quarter of fiscal year 2002.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Our common stock trades on the New York Stock Exchange under the symbol “CCU.” There were 3,612 shareholders of record as of March 3, 2003. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table sets forth, for the calendar quarters indicated, the reported high and low sales prices of the common stock as reported on the NYSE.

	Clear Channel
	Common Stock

	Market Price

	High	Low

2001
First Quarter	$68.08	$47.25
Second Quarter	65.60	50.12
Third Quarter	64.15	35.20
Fourth Quarter	51.60	36.99
2002
First Quarter	54.90	42.24
Second Quarter	53.97	29.00
Third Quarter	37.95	20.00
Fourth Quarter	44.99	29.36

Dividend Policy

     Presently, we expect to retain our earnings for the development and expansion of our business and do not anticipate paying cash dividends in 2003. The terms of our current credit facilities do not prohibit us from paying cash dividends unless we are in default under our credit facilities either prior to or after giving effect to any proposed dividend. However, any future decision by our Board of Directors to pay cash dividends will depend on, among other factors, our earnings, financial position, capital requirements and regulatory changes.

ITEM 6. Selected Financial Data

(In thousands, except per share data)

	For the Years ended December 31, (1)

	2002	2001	2000	1999	1998

Results of Operations Information:
Revenue	$8,421,055	$7,970,003	$5,345,306	$2,678,160	$1,350,940
Operating Expenses:
Divisional operating expenses	6,052,761	5,866,706	3,480,706	1,632,115	767,265
Non-cash compensation expense	5,436	17,077	16,032	—	—
Depreciation and amortization	620,766	2,562,480	1,401,063	722,233	304,972
Corporate expenses	176,370	187,434	142,627	70,146	37,825

Operating income (loss)	1,565,722	(663,694)	304,878	253,666	240,878
Interest expense	432,786	560,077	383,104	179,404	135,766
Gain (loss) on sale of assets related to mergers	3,991	(213,706)	783,743	138,659	—
Gain (loss) on marketable securities	(3,096)	25,820	(5,369)	22,930	39,221
Equity in earnings of nonconsolidated affiliates	26,928	10,393	25,155	18,183	10,305
Other income (expense) — net	57,430	152,267	(11,764)	(15,638)	(26,411)

Income (loss) before income taxes, extraordinary item and cumulative effect of a change in accounting principle	1,218,189	(1,248,997)	713,539	238,396	128,227
Income tax benefit (expense)	(493,366)	104,971	(464,731)	(152,741)	(74,196)

Income (loss) before extraordinary item and cumulative effect of a change in accounting principle	724,823	(1,144,026)	248,808	85,655	54,031
Extraordinary item	—	—	—	(13,185)	—

Income (loss) before cumulative effect of a change in accounting principle	724,823	(1,144,026)	248,808	72,470	54,031
Cumulative effect of a change in accounting principle, net of tax of $4,324,446	(16,778,526)	—	—	—	—

Net income (loss)	$(16,053,703)	$(1,144,026)	$248,808	$72,470	$54,031

Net income (loss) per common share
Basic:
Income (loss) before extraordinary item and cumulative effect of a change in accounting principle	$1.20	$(1.93)	$0.59	$0.27	$0.23
Extraordinary item	—	—	—	(0.04)	—
Cumulative effect of a change in accounting principle	(27.65)	—	—	—	—

Net income (loss)	$(26.45)	$(1.93)	$0.59	$0.23	$0.23

Diluted:
Income (loss) before extraordinary item and cumulative effect of a change in accounting principle	$1.18	$(1.93)	$0.57	$0.26	$0.22
Extraordinary item	—	—	—	(0.04)	—
Cumulative effect of a change in accounting principle	(26.74)	—	—	—	—

Net income (loss)	$(25.56)	$(1.93)	$0.57	$0.22	$0.22

Cash dividends per share	$—	$—	$—	$—	$—

(In thousands)

	As of December 31, (1)

	2002	2001	2000	1999	1998

Balance Sheet Data:
Current assets	$2,123,495	$1,941,299	$2,343,217	$925,109	$409,960
Property, plant and equipment — net	4,242,812	3,956,749	4,255,234	2,478,124	1,915,787
Total assets	27,672,153	47,603,142	50,056,461	16,821,512	7,539,918
Current liabilities	3,010,639	2,959,857	2,128,550	685,515	258,144
Long-term debt, net of current maturities	7,382,090	7,967,713	10,597,082	4,584,352	2,323,643
Shareholders’ equity	14,210,092	29,736,063	30,347,173	10,084,037	4,483,429

(1)	Acquisitions and dispositions significantly impact the comparability of the historical consolidated financial data reflected in this schedule of Selected Financial Data.

     The Selected Financial Data should be read in conjunction with Management’s Discussion and Analysis.

ITEM 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition

OVERVIEW

     Management’s discussion and analysis of the results of operation and financial condition of Clear Channel Communications, Inc. and its subsidiaries should be read in conjunction with the Consolidated Financial Statements and related Footnotes. The discussion is presented on both a consolidated and segment basis. Our reportable operating segments are: Radio Broadcasting which includes all domestic and international radio assets and radio networks; Outdoor Advertising which includes domestic and international billboards, transit displays, street furniture and other outdoor advertising media; and Live Entertainment which includes live music, theatrical, family entertainment and motor sports events. Included in the “other” segment are television broadcasting, sports representation and our media representation business, Katz Media.

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

     We measure the performance of our operating segments and managers based on a pro forma measurement that includes adjustments to the prior period for all current and prior year acquisitions. Adjustments are made to the prior period to include the operating results of the acquisition for the corresponding period of time that the acquisition was owned in the current period. In addition, results of operations from divested assets are excluded from all periods presented. We believe this pro forma presentation is the best comparable measure of our operating performance as it includes the performance of assets for the period of time we managed the assets.

     Our pro forma results are presented in constant U.S. dollars (i.e. a currency exchange adjustment is made to the 2002 actual foreign revenues and expenses at average 2001 foreign exchange rates) allowing for comparison of operations independent of foreign exchange movements.

     The following tables set forth our consolidated and segment results of operations on both a reported and a pro forma basis.

Fiscal Year 2002 Compared to Fiscal Year 2001
Consolidated
(In thousands)

	Years Ended December 31,
			% Change
	2002	2001	2002 v. 2001

Reported Basis:
Revenue	$8,421,055	$7,970,003	6%
Divisional Operating Expenses	6,052,761	5,866,706	3%
Corporate Expenses	176,370	187,434	(6%)

EBITDA as Adjusted *	2,191,924	1,915,863	14%

Reconciliation to net income (loss):
Non-cash compensation expense	5,436	17,077
Depreciation and amortization	620,766	2,562,480
Interest expense	432,786	560,077
Gain (loss) on sale of assets related to mergers	3,991	(213,706)
Gain (loss) on marketable securities	(3,096)	25,820
Equity in earnings of nonconsolidated affiliates	26,928	10,393
Other income (expense) – net	57,430	152,267
Income tax benefit (expense)	(493,366)	104,971

Income (loss) before cumulative effect of a change in accounting principle	724,823	(1,144,026)
Cumulative effect of a change in accounting principle, net of tax of $4,324,446	(16,778,526)	—

Net income (loss)	$(16,053,703)	$(1,144,026)

Other Data:
Cash Flow from Operating Activities	$1,747,694	$609,587

Cash Flow from Investing Activities	$(627,227)	$90,274

Cash Flow from Financing Activities	$(1,105,125)	$(741,955)

* See page 30 for cautionary disclosure

Pro Forma Basis:
Revenue	$8,347,627	$8,214,668	2%
Divisional Operating Expenses	5,989,319	6,072,836	(1%)

Reconciliation of Reported Basis to Pro Forma Basis
Reported Revenue	$8,421,055	$7,970,003
Acquisitions	—	292,621
Divestitures	—	(47,956)
Foreign Exchange adjustments	(73,428)	—

Pro Forma Revenue	$8,347,627	$8,214,668

Reported Divisional Operating Expenses	$6,052,761	$5,866,706
Acquisitions	—	238,908
Divestitures	—	(32,778)
Foreign Exchange adjustments	(63,442)	—

Pro Forma Divisional Operating Expenses	$5,989,319	$6,072,836

Consolidated Revenue and Divisional Operating Expenses

     On a reported basis, revenue increased $451.1 million for the year ended December 31, 2002 from the same period of 2001. The increase in reported basis revenue is largely attributable to revenue improvements in our radio segment of $261.7 million, driven by improvement in advertising demand for our radio inventory. Both national and local sales of our radio inventory grew 11% and 5%, respectively, over 2001. Included in the reported basis radio revenue growth is $51.9 million attributable to new programs and growth to existing programs in our syndicated radio business. Another contributing factor to the reported basis revenue growth was various acquisitions, the most significant of which was Ackerley in June 2002. Our Ackerley acquisition accounted for roughly $105.6 million of the reported basis revenue increase. We also saw growth in television advertising, which was partially attributable to political advertisements that coincided with the 2002 state and federal elections. Further, the strengthening of our international functional currencies against the U.S. dollar contributed approximately $73.4 million to the reported basis revenue increase. The reported basis revenue increase was partially offset by a $30.3 million decline within our entertainment segment primarily from a decline in ticket sales.

     On a pro forma basis, revenue increased $133.0 million for the year ended December 31, 2002 as compared to 2001. This increase is largely attributable to increases in our radio and television operations relating to increased demand for our radio inventory and political advertising dollars spent on our television stations. On a pro forma basis, radio and television revenue grew $219.9 million and $33.3 million, respectively. This increase is partially offset by pro forma revenue declines in our entertainment and outdoor segments of $92.2 million and $45.7 million, respectively, caused by attendance declines and weak advertising demand for our outdoor advertising inventory. Our entertainment segment is lagging behind our radio and television businesses in terms of revenue growth primarily from the effects of the 2002 recession, September 11th, as well as a change in the mix of types of events in 2002 as compared to 2001. Our outdoor business is lagging behind our radio and television businesses due to lower inventory demand in 2002 as compared to 2001. However, looking at the fourth quarter of 2002, we saw the first pro forma basis revenue increase in our outdoor segment, with pro forma revenue growing $24.3 million compared to the fourth quarter of 2001.

     On a reported basis, divisional operating expenses increased $186.1 million for the year ended December 31, 2002 as compared to the same period of 2001. This increase resulted primarily from the acquisition of Ackerley in June 2002, which contributed roughly $71.7 million to reported divisional operating expenses. Also, we saw a $133.4 million increase in reported divisional operating expenses in our outdoor segment, resulting from increases in production, maintenance and site lease expense, which includes guarantees on our municipal contracts, and increased salaries resulting from additional account executives hired in 2002. Of the $133.4 million increase, $19.4 million resulted from the new Ackerley markets. Further, the strengthening of our international functional currencies against the U.S. dollar contributed approximately $63.4 million to the reported basis divisional operating expense increase. These increases were partially offset by a $37.5 million decline in divisional operating expenses within our entertainment segment related to variable expense declines connected to the decline in revenue within this segment.

     On a pro forma basis, divisional operating expenses decreased $83.5 million for the year ended December 31, 2002 as compared to 2001. The pro forma decline is attributable to a $95.0 million and $13.1 million decline in our entertainment and radio segments, respectively. The radio decline is attributable to declines in discretionary spending and bad debt expense. The entertainment decline is attributable to variable expense declines connected to the decline in revenue within this segment. Additionally, we incurred reorganizational expenses during 2001 relating to severance, hiring costs, expenses associated with the shutdown of business units, certain contract costs, as well as additional non-cash promotion expenses, totaling approximately $80.0 million.

Corporate Expenses

     Corporate expense decreased $11.1 million for the year ended December 31, 2002 as compared to 2001 primarily due to a decrease in corporate head count and facilities and other cost cutting measures. We closed the AMFM corporate offices in Dallas on March 31, 2001 and a portion of the SFX offices in New York were closed on June 30, 2001. The decrease was partially offset by an increase in performance-based bonus expense as well as higher corporate legal expenses.

Non-Cash Compensation

     Non-cash compensation expense relates largely to unvested stock options assumed in mergers that are now convertible into Clear Channel stock. To the extent that these employees’ options continue to vest, we recognize non-cash compensation expense over the remaining vesting period. Vesting dates vary through April 2005. If no employees forfeit their unvested options by leaving the company, we expect to recognize non-cash compensation expense of approximately $3.1 million during the remaining vesting period.

Depreciation and Amortization

     Depreciation and amortization expense decreased $1.9 billion for the year ended December 31, 2002 as compared to 2001. Upon our adoption of Statement of Financial Accounting Standard No. 142 on January 1, 2002, we no longer amortize goodwill and FCC licenses. For the year ended December 31, 2001, goodwill and FCC license amortization was approximately $1.8 billion.

     The following table sets forth what depreciation and amortization expense would have been if we had adopted Statement 142 on January 1, 2001 and compares it to amortization expense for the year ended December 31, 2002:

(In millions)

	Year ended December 31,

	2002	2001

Reported depreciation and amortization expense	$620.8	$2,562.5
Less: Indefinite-lived amortization	—	1,783.2

Adjusted depreciation and amortization expense	$620.8	$779.3

     The decrease in adjusted depreciation and amortization expense relates mostly to asset impairments as well as write-offs related to duplicative or excess assets identified in our radio segment and charged to expense during 2001. The majority of the duplicative or excess assets identified in the radio segment resulted from the integration of prior acquisitions. Also, we recognized impairment charges in 2001 related to analog television equipment. Finally, during the second quarter of 2002, a talent contract became fully amortized, which had contributed $13.2 million in amortization expense in 2001. These decreases were partially offset by additional depreciation expense related to assets acquired in the Ackerley acquisition in June 2002.

Interest Expense

     Interest expense was $432.8 million and $560.1 million for the year ended December 31, 2002 and 2001, respectively, a decrease of $127.3 million. This decrease was due to a decrease in our total debt outstanding as well as an overall decrease in LIBOR rates. At December 31, 2002 and 2001, approximately 41% and 36%, respectively, of our debt was variable-rate debt that bears interest based upon LIBOR. The following table sets forth our debt outstanding, the percentage of our debt that is variable rate debt and the 1-Month LIBOR rates at December 31, 2002 and 2001:

(In millions)

	December 31,

	2002	2001

Total debt outstanding	$8,778.6	$9,482.9
Variable rate debt/total debt outstanding	41%	36%
1-Month LIBOR	1.38%	1.87%

Gain (loss) on Sale of Assets Related to Mergers

     The gain (loss) on sale of assets related to mergers for the year ended December 31, 2002 and 2001 was a $4.0 million gain and a $213.7 million loss, respectively. The gain on sale of assets related to mergers in 2002 resulted from the sale of shares of Entravision Corporation that we acquired in the AMFM merger. The net loss on sale of assets related to mergers in 2001 was as follows:

(In millions)

Loss related to the sale of 24.9 million shares of Lamar Advertising Company that we acquired in the AMFM merger	$(235.0)
Net loss related to write-downs of investments acquired in mergers	(11.6)
Gain realized on the sale of five stations in connection with governmental directives regarding the AMFM merger	32.9

Net loss on sale of assets related to mergers	$(213.7)

Gain (loss) on Marketable Securities

     The gain (loss) on marketable securities for the year ended December 31, 2002 was a loss of $3.1 million as compared to a gain of $25.8 million for the year ended December 31, 2001.

     During 2001, we entered into a secured forward exchange contract that monetized part of our investment in American Tower Corporation (“AMT”). To partially offset the movement in the fair value of the contract, in accordance with Statement of Financial Accounting Standard No. 133, we reclassified 2.0 million shares of AMT from an available-for-sale classification to a trading classification. As a result of the reclassification, a $69.7 million pre-tax unrealized holding gain was recorded. The fair value adjustment of the AMT trading shares and the secured forward exchange contract netted a gain of $11.7 million during 2001. These gains were partially offset by $55.6 million of impairment charges recorded on investments that had declines in their market values that were considered to be other-than-temporary.

     The net loss recorded during 2002 relates to the aggregate $17.6 million gain on the net fair value adjustments of the AMT trading shares and the secured forward exchange contract, an aggregate $4.6 million gain on the sale of shares in foreign media companies, offset by a $25.3 million impairment charge recorded on an available-for-sale investment in a domestic media company that had a decline in its market value that was considered to be other-than-temporary.

Equity in Earnings of Nonconsolidated Affiliates

     Equity in earnings of nonconsolidated affiliates for the year ended December 31, 2002 was $26.9 million as compared to $10.4 million for the year ended December 31, 2001. The increase is primarily attributable to an increase in our share of net income. Our nonconsolidated affiliates adopted Statement 142 during the year which resulted in less amortization expense related to indefinite-lived intangibles. The increase was partially offset by impairment charges related to various international equity investments that had declines in value that were considered to be other-than-temporary.

Other Income (Expense) — Net

     For the years ended December 31, 2002 and 2001, other income (expense) – net was income of $57.4 million and $152.3 million, respectively. The income recognized in 2002 related primarily to: (1) a $44.5 million aggregate gain recognized on the sale of a television license, the sale of assets in our live entertainment segment and the sale of our interest in a British radio license; (2) a $12.0 million gain recognized on the early extinguishment of debt; (3) a $14.8 million gain on the sale of representation contracts; (4) a $8.0 million foreign exchange loss; (5) a $4.8 million loss on sale of assets in our radio and outdoor segments; and (6) a $1.1 million loss on various other items.

     The 2001 income related primarily to a $168.0 million gain on a non-cash, tax-free exchange of the assets of one television station for the assets of two television stations.

Income Taxes

     Income taxes for the years ended December 31, 2002 and 2001 were provided at our federal and state statutory rates adjusted for the effects of permanent tax items. During 2001, as a result of our large amounts of non-deductible goodwill amortization, our effective tax rate was adversely impacted. As we no longer amortize goodwill, our effective tax rate for 2002 more closely approximated our statutory tax rates.

Income (Loss) before Cumulative Effect of a Change in Accounting Principle

     Income (loss) before cumulative effect of a change in accounting principle for the year ended December 31, 2002 was income of $724.8 million and was a loss of $1.1 billion for the year ended December 31, 2001. Income (loss) before cumulative effect of a change in accounting principle for 2001, if we had adopted Statement 142 as of January 1, 2001, would have been income of $248.6 million.

Cumulative Effect of a Change in Accounting Principle

     The loss recorded as a cumulative effect of a change in accounting principle during 2002 relates to our adoption of Statement 142 on January 1, 2002. Statement 142 required that we test goodwill and indefinite-lived intangibles for impairment using a fair value approach. As a result of the goodwill test, we recorded a non-cash, net of tax, impairment charge of approximately $10.8 billion. Also, as a result of the indefinite-lived intangible test, we recorded a non-cash, net of tax, impairment charge on our FCC licenses of approximately $6.0 billion. As required by Statement 142, a subsequent impairment test was performed at October 1, 2002, which resulted in no additional impairment charge.

     The non-cash impairments of our goodwill and FCC licenses were generally caused by unfavorable economic conditions, which persisted in the industries we served throughout 2001. This weakness contributed to our customers reducing the number of advertising dollars spent on our media inventory and live entertainment events. These conditions adversely impacted the cash flow projections used to determine the fair value of our licenses and each reporting unit at January 1, 2002. These factors resulted in the non-cash impairment charge of a portion of our licenses and goodwill.

Radio Broadcasting
(In thousands)

	Years Ended December 31,
			% Change
	2002	2001	2002 v. 2001

As Reported Basis:
Revenue	$3,717,243	$3,455,553	8%
Divisional Operating Expenses	2,126,139	2,104,719	1%

EBITDA as Adjusted *	$1,591,104	$1,350,834	18%

* See page 30 for cautionary disclosure

Pro Forma Basis:
Revenue	$3,717,243	$3,497,376	6%
Divisional Operating Expenses	2,126,139	2,139,239	(1%)

Reconciliation of Reported Basis to Pro Forma Basis
Reported Revenue	$3,717,243	$3,455,553
Acquisitions	—	41,823
Divestitures	—	—

Pro Forma Revenue	$3,717,243	$3,497,376

Reported Divisional Operating Expenses	$2,126,139	$2,104,719
Acquisitions	—	34,520
Divestitures	—	—

Pro Forma Divisional Operating Expenses	$2,126,139	$2,139,239

     Reported basis revenue increased $261.7 million for the year ended December 31, 2002 as compared to 2001. Pro forma basis revenue increased $219.9 million for the year ended December 31, 2002 as compared to 2001.

     We experienced broad based revenue increases during 2002 on both a reported and pro forma basis. Growth occurred across our large and small market clusters, in national and local sales, in our syndicated radio programs and across our advertising categories. Likewise, our ten largest revenue markets contributed approximately 22% of the pro forma revenue growth while our markets ranked outside the top 100 in revenue contributed approximately 24% of the pro forma revenue growth. Consistent with the widespread growth across our markets, our national and local revenue increased 11% and 5%, respectively, on a reported basis for 2002 as compared to 2001. This growth was spurred by growth in our auto, retail, telecom/utility, consumer products and entertainment advertising categories.

     Audience reach is an important part of our ability to set rates because it is an indication of how many listeners will hear our customers’ advertisements. Reach is measured in individual markets by audience surveys. While ratings across all of our markets are the ultimate determinate of the health of our radio business, we generate approximately half of our radio revenues from our top 20 markets. Therefore, we took a snapshot of our ratings from these markets based on the percentage of people in the market over twelve years old who listened to our stations in an average quarter hour for the six months ending in the fall of 2002. Based on this demographic, our ratings improved in twelve of the twenty markets, were down in six of the twenty markets and were flat in the other markets as compared to the summer of 2001.

     Reported divisional operating expenses increased $21.4 million in 2002 as compared to 2001. The increase is attributable to acquisitions as well as the addition of new programs and an increase in talent fees in our national syndication business. Also, commission expense and the accrual for our incentive bonus plan increased associated with the increase in revenues. These increases were partially offset by a decrease in our bad debt expense in 2002 and other discretionary expenditure cuts.

Outdoor Advertising
(In thousands)

	Years Ended December 31,
			% Change
	2002	2001	2002 v. 2001

As Reported Basis:
Revenue	$1,859,643	$1,748,031	6%
Divisional Operating Expenses	1,354,092	1,220,681	11%

EBITDA as Adjusted *	$505,551	$527,350	(4%)

* See page 30 for cautionary disclosure

Pro Forma Basis:
Revenue	$1,814,546	$1,860,266	(2%)
Divisional Operating Expenses	1,315,317	1,305,212	1%

Reconciliation of Reported Basis to Pro Forma Basis
Reported Revenue	$1,859,643	$1,748,031
Acquisitions	—	113,648
Divestitures	—	(1,413)
Foreign Exchange adjustments	(45,097)	—

Pro Forma Revenue	$1,814,546	$1,860,266

Reported Divisional Operating Expenses	$1,354,092	$1,220,681
Acquisitions	—	85,548
Divestitures	—	(1,017)
Foreign Exchange adjustments	(38,775)	—

Pro Forma Divisional Operating Expenses	$1,315,317	$1,305,212

     Reported basis revenue increased $111.6 million for the year ended December 31, 2002 as compared to year ended December 31, 2001. The increase is partially attributable to $45.1 million from the strengthening of our international functional currencies against the dollar as well as $37.5 million from our acquisition of the outdoor assets of Ackerley in June 2002.

     Occupancy on our domestic poster, bulletin and mall/shelter inventory increased during 2002, but our average rate for this inventory is still below that of last year. However, we saw bulletin revenue and rates increase in the fourth quarter of 2002 compared to the third quarter of 2002. With the exception of posters, we experienced revenue growth in the fourth quarter of 2002 as compared to the third quarter of 2002. Yields per panel on our international billboard, street furniture and transit inventory were below the levels seen in 2001 for the first nine months of 2002; however, we saw a slow recovery throughout the year and, in the fourth quarter, yields exceeded 2001 levels.

     Pro forma basis revenue decreased $45.7 million for the year ended December 31, 2002 as compared to 2001. However, we saw an increase in pro forma basis revenue in the fourth quarter of 2002 compared to the fourth quarter of 2001. The quarter-over-quarter growth was spurred by growth in our top 25 domestic markets, which increased pro forma net revenue in the fourth quarter of 2002 8% over the fourth quarter of 2001.

     In July, we completed our acquisition of Score Outdoor in the United Kingdom. This acquisition gives us national coverage in billboards in the United Kingdom, which has helped us gain sales we would not have received prior to the acquisition. We also renewed our Madrid and Valencia bus contracts.

     Divisional operating expenses increased on a reported basis $133.4 million for the year ended December 31, 2002 as compared to 2001. On a reported basis, Ackerley contributed approximately $19.4 million in expense for the year ended December 31, 2002. The remaining increase is primarily the result of additional fixed expenses such as real estate and site lease expenses, which includes minimum guarantees on our municipal contracts.

Live Entertainment
(In thousands)

	Years Ended December 31,
			% Change
	2002	2001	2002 v. 2001

As Reported Basis:
Revenue	$2,447,302	$2,477,640	(1%)
Divisional Operating Expenses	2,289,654	2,327,109	(2%)

EBITDA as Adjusted *	$157,648	$150,531	5%

* See page 30 for cautionary disclosure

Pro Forma Basis:
Revenue	$2,418,971	$2,511,146	(4%)
Divisional Operating Expenses	2,264,987	2,360,019	(4%)

Reconciliation of Reported Basis to Pro Forma Basis
Reported Revenue	$2,447,302	$2,477,640
Acquisitions	—	48,270
Divestitures	—	(14,764)
Foreign Exchange adjustments	(28,331)	—

Pro Forma Revenue	$2,418,971	$2,511,146

Reported Divisional Operating Expenses	$2,289,654	$2,327,109
Acquisitions	—	43,438
Divestitures	—	(10,528)
Foreign Exchange adjustments	(24,667)	—

Pro Forma Divisional Operating Expenses	$2,264,987	$2,360,019

     Reported basis revenue decreased $30.3 million for the year ended December 31, 2002 as compared to 2001, and pro forma basis revenue decreased $92.2 million for the year ended December 31, 2002 as compared to 2001. Both pro forma and reported basis revenue for the year ended December 31, 2002 were adversely impacted by a decline in ticket sales, partially due to lower attendance levels as compared to the prior year resulting from the lingering effects of September 11th. Also, the revenue and attendance impact from current year top grossing acts like The Rolling Stones, Paul McCartney, Billy Joel and Elton John, and Cher was less than events last year, which included U2, Madonna, Backstreet Boys, *NSYNC and George Strait.

     However, these declines were partially offset by increases in concessions and sponsorships as well as the strengthening of our international functional currencies against the U.S. dollar. Additionally, we saw a slight increase in season seats and local sponsorship dollars at our amphitheater events as compared to 2001.

     Divisional operating expenses decreased on a reported basis $37.5 million for the year ended December 31, 2002 as compared to 2001, and pro forma basis divisional operating expenses decreased $95.0 million for the year ended December 31, 2002 as compared to 2001. These declines are associated with the declines in revenue and cost reductions.

Segment Reconciliations
(In thousands)

	As Reported
	Years Ended December 31,

	2002	2001

EBITDA as Adjusted *
Radio Broadcasting	$1,591,104	$1,350,834
Outdoor Advertising	505,551	527,350
Live Entertainment	157,648	150,531
Other	113,991	74,582
Corporate	(176,370)	(187,434)

Consolidated EBITDA as Adjusted *	$2,191,924	$1,915,863

*	See page 30 for cautionary disclosure

	Pro Forma
	Years Ended December 31,

	2002	2001

Pro Forma Revenue
Radio Broadcasting	$3,717,243	$3,497,376
Outdoor Advertising	1,814,546	1,860,266
Live Entertainment	2,418,971	2,511,146
Other	528,374	480,752
Eliminations	(131,507)	(134,872)

Consolidated Pro Forma Revenue	$8,347,627	$8,214,668

Pro Forma Divisional Operating Expense
Radio Broadcasting	$2,126,139	$2,139,239
Outdoor Advertising	1,315,317	1,305,212
Live Entertainment	2,264,987	2,360,019
Other	414,383	403,238
Eliminations	(131,507)	(134,872)

Consolidated Pro Forma Divisional Operating Expense	$5,989,319	$6,072,836

Fiscal Year 2001 Compared to Fiscal Year 2000
Consolidated
(In thousands)

	Years Ended December 31,
			% Change
	2001	2000	2001 v. 2000

Reported Basis:
Revenue	$7,970,003	$5,345,306	49%
Divisional Operating Expenses	5,866,706	3,480,706	69%
Corporate Expenses	187,434	142,627	31%

EBITDA as Adjusted *	1,915,863	1,721,973	11%

Reconciliation to net income (loss):
Non-cash compensation expense	17,077	16,032
Depreciation and amortization	2,562,480	1,401,063
Interest expense	560,077	383,104
Gain (loss) on sale of assets related to mergers	(213,706)	783,743
Gain (loss) on marketable securities	25,820	(5,369)
Equity in earnings of nonconsolidated affiliates	10,393	25,155
Other income (expense) – net	152,267	(11,764)
Income tax benefit (expense)	104,971	(464,731)

Net income (loss)	$(1,144,026)	$248,808

Other Data:
Cash Flow from Operating Activities	$609,587	$755,085

Cash Flow from Investing Activities	$90,274	$(1,755,654)

Cash Flow from Financing Activities	$(741,955)	$1,120,683

* See page 30 for cautionary disclosure

Pro Forma Basis:
Revenue	$8,015,403	$8,440,122	(5)%
Divisional Operating Expenses	5,902,405	5,735,156	3%

Reconciliation of Reported Basis to Pro Forma Basis
Reported Revenue	$7,970,003	$5,345,306
Acquisitions	—	3,186,693
Divestitures	(6,146)	(91,877)
Foreign Exchange adjustments	51,546	—

Pro Forma Revenue	$8,015,403	$8,440,122

Reported Divisional Operating Expenses	$5,866,706	$3,480,706
Acquisitions	—	2,297,219
Divestitures	(6,140)	(42,769)
Foreign Exchange adjustments	41,839	—

Pro Forma Divisional Operating Expenses	$5,902,405	$5,735,156

     On a reported basis, revenue and divisional operating expenses increased primarily due to our 2000 acquisitions. Included in our fiscal year 2001 reported basis amounts are the revenues and divisional operating expenses for a twelve-month period from our 2000 acquisitions, the most significant being SFX Entertainment, Inc., acquired August 1, 2000, AMFM Inc. acquired on August 30, 2000, and Donrey Media Group acquired on September 1, 2000. Our SFX acquisition, valued at approximately $4.4 billion entered us into the live entertainment industry. This acquisition accounts for approximately $1.5 billion of the total $2.6 billion increase in reported revenue for fiscal year 2001 as compared to fiscal year 2000. Our AMFM acquisition, valued at $19.4 billion increased our ownership of radio stations. This acquisition accounts for approximately $1.2 billion of the total $2.6 billion increase in reported revenue for fiscal year 2001 as compared to fiscal year 2000. The increase in reported revenue related to our less significant 2000 and 2001 acquisitions as well as the increase related to SFX and AMFM were offset due to reasons discussed below in our pro forma presentation. Our SFX and AMFM acquisitions account for approximately $1.4 billion and $728.2 million, respectively, of the total $2.4 billion increase in reported divisional operating expenses. In addition to this increase, reported divisional operating expenses increased due to our less significant 2000 and 2001 acquisitions as well as the reasons discussed below in our pro forma presentation.

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

The September 11, 2001 Terrorist Attacks

     We were adversely affected by the events of September 11, 2001, in New York, Washington, D.C., and Pennsylvania, as well as by the actions taken by the United States in response to such events. As a result of expanded news coverage following the attacks and subsequent military action, we experienced a loss in advertising revenues and increased incremental operating expenses. The events of September 11 further depressed economic activity in the United States and globally, including the markets in which we operate.

Radio Broadcasting
(In thousands)

	Years Ended December 31,
			% Change
	2001	2000	2001 v. 2000

As Reported Basis:
Revenue	$3,455,553	$2,431,544	42%
Divisional Operating Expenses	2,104,719	1,385,848	52%

EBITDA as Adjusted *	$1,350,834	$1,045,696	29%

* See page 30 for cautionary disclosure

Pro Forma Basis:
Revenue	$3,455,553	$3,764,754	(8)%
Divisional Operating Expenses	2,104,719	2,107,681	0%

Reconciliation of Reported Basis to Pro Forma Basis
Reported Revenue	$3,455,553	$2,431,544
Acquisitions	—	1,398,995
Divestitures	—	(65,785)

Pro Forma Revenue	$3,455,553	$3,764,754

Reported Divisional Operating Expenses	$2,104,719	$1,385,848
Acquisitions	—	748,405
Divestitures	—	(26,572)

Pro Forma Divisional Operating Expenses	$2,104,719	$2,107,681

     Revenues and divisional operating expenses increased on a reported basis $1.0 billion and $718.9 million, respectively, primarily due to our acquisitions completed during 2000. Included in our 2001 reported amounts are a full year of revenues and divisional operating expenses from our acquisition of AMFM in August 2000. The approximately $1.2 billion increase in reported revenue related to our AMFM acquisition as well as our other less significant 2000 and 2001 acquisitions were offset by declines in revenue discussed below in our pro forma presentation. The approximately $728.2 million increase in reported divisional operating expense related to our AMFM acquisition as well as increases related to our less significant 2000 and 2001 acquisitions were offset by reasons discussed below in our pro forma presentation.

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

Outdoor Advertising
(In thousands)

	Years Ended December 31,
			% Change
	2001	2000	2001 v. 2000

As Reported Basis:
Revenue	$1,748,031	$1,729,438	1%
Divisional Operating Expenses	1,220,681	1,078,540	13%

EBITDA as Adjusted *	$527,350	$650,898	(19)%

* See page 30 for cautionary disclosure

Pro Forma Basis:
Revenue	$1,781,173	$1,911,515	(7)%
Divisional Operating Expenses	1,246,795	1,208,039	3%

Reconciliation of Reported Basis to Pro Forma Basis
Reported Revenue	$1,748,031	$1,729,438
Acquisitions	—	186,358
Divestitures	—	(4,281)
Foreign Exchange adjustments	33,142	—

Pro Forma Revenue	$1,781,173	$1,911,515

Reported Divisional Operating Expenses	$1,220,681	$1,078,540
Acquisitions	—	133,459
Divestitures	—	(3,960)
Foreign Exchange adjustments	26,114	—

Pro Forma Divisional Operating Expenses	$1,246,795	$1,208,039

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

Live Entertainment
(In thousands)

	Years Ended December 31,
			% Change
	2001	2000	2001 v. 2000

As Reported Basis:
Revenue	$2,477,640	$952,025	**
Divisional Operating Expenses	2,327,109	878,553	**

EBITDA as Adjusted *	$150,531	$73,472	**

* See page 30 for cautionary disclosure
** Not Meaningful

Pro Forma Basis:
Revenue	$2,496,044	$2,411,594	4%
Divisional Operating Expenses	2,342,834	2,218,021	6%

Reconciliation of Reported Basis to Pro Forma Basis
Reported Revenue	$2,477,640	$952,025
Acquisitions	—	1,459,569
Divestitures	—	—
Foreign Exchange adjustments	18,404	—

Pro Forma Revenue	$2,496,044	$2,411,594

Reported Divisional Operating Expenses	$2,327,109	$878,553
Acquisitions	—	1,339,468
Divestitures	—	—
Foreign Exchange adjustments	15,725	—

Pro Forma Divisional Operating Expenses	$2,342,834	$2,218,021

     We entered the live entertainment business with our acquisition of SFX in August 2000. Therefore, the increase in reported revenue and divisional operating expenses of $1.5 billion and $1.4 billion, respectively, in 2001 as compared to 2000 is related to the SFX acquisition and less significant acquisitions as well as other reasons discussed below in our pro forma presentation.

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

Segment Reconciliations
(In thousands)

	As Reported
	Years Ended December 31,

	2001	2000

EBITDA as Adjusted *
Radio Broadcasting	$1,350,834	$1,045,696
Outdoor Advertising	527,350	650,898
Live Entertainment	150,531	73,472
Other	74,582	94,534
Corporate	(187,434)	(142,627)

Consolidated EBITDA as Adjusted *	$1,915,863	$1,721,973

*     See page 30 for cautionary disclosure

	Pro Forma
	Years Ended December 31,

	2001	2000

Pro Forma Revenue
Radio Broadcasting	$3,455,553	$3,764,754
Outdoor Advertising	1,781,173	1,911,515
Live Entertainment	2,496,044	2,411,594
Other	417,505	470,045
Eliminations	(134,872)	(117,786)

Consolidated Pro Forma Revenue	$8,015,403	$8,440,122

Pro Forma Divisional Operating Expense
Radio Broadcasting	$2,104,719	$2,107,681
Outdoor Advertising	1,246,795	1,208,039
Live Entertainment	2,342,834	2,218,021
Other	342,929	319,201
Eliminations	(134,872)	(117,786)

Consolidated Pro Forma Divisional Operating Expense	$5,902,405	$5,735,156

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Operating Activities:

     Net cash flow from operating activities of $1.7 billion for the year ended December 31, 2002 principally reflects a net loss of $16.1 billion adjusted for non-cash charges of $16.8 billion for the adoption of Statement 142 and depreciation and amortization of $620.8 million. Cash flow from operations was positively impacted by our utilization of tax net operating loss carryforwards, which reduced our cash taxes by approximately $152.0 million. Cash flow from operations also reflects increases in deferred income, accounts payable and other accrued expenses partially offset by an increase in receivables and prepaids. Net cash flow from operating activities of $609.6 million for the year ended December 31, 2001 principally reflects a net loss of $1.1 billion adjusted for $2.6 billion of depreciation and amortization. Cash flow from operations also reflects increases in deferred income offset by decreases in taxes payable and accrued expenses. During 2001, a tax payment of approximately $450.0 million was paid relating to gains realized on divested radio stations as well as $229.0 million of cash payments made relating to merger and other liabilities.

Investing Activities:

     Net cash expenditures for investing activities of $627.2 million for the year ended December 31, 2002 principally reflect capital expenditures of $548.6 million related to purchases of property, plant and equipment and $241.2 million primarily related to acquisitions of operating assets. Net cash provided by investing activities of $90.3 million for the year ended December 31, 2001, reflect $920.0 million of proceeds related to the sale of Lamar stock and $577.2 million related to the liquidation of restricted cash associated with our divestitures of radio properties. This was partially offset by cash and restricted cash expenditures of $666.6 million and $367.5 million, respectively, relating to acquisitions of radio, outdoor and entertainment assets. This was also offset by $598.4 million of capital expenditures related to purchases of property, plant and equipment.

Financing Activities:

     Financing activities for the year ended December 31, 2002 principally reflect the net reduction in debt of $1.2 billion and proceeds of $75.3 million related to the exercise of stock options and warrants. Financing activities for the year ended December 31, 2001 reflect a net reduction in debt of $1.0 billion, proceeds from a forward exchange contract, as well as proceeds related to the exercise of stock options and warrants.

     We expect to fund anticipated cash requirements (including acquisitions, anticipated capital expenditures, share repurchases, payments of principal and interest on outstanding indebtedness and commitments) with cash flows from operations and various externally generated funds.

Sources of Capital

As of December 31, 2002 and 2001 we had the following debt outstanding and cash and cash equivalents:

(In millions)

	December 31,

	2002	2001

Credit facilities – domestic	$2,056.6	$1,419.3
Credit facility – international	95.7	94.4
Senior convertible notes	517.6	1,575.0
Liquid Yield Option Notes (a)	252.1	244.4
Long-term bonds (b)	5,655.9	5,966.8
Other borrowings	200.7	183.0

Total Debt (c)	8,778.6	9,482.9
Less: Cash and cash equivalents	170.1	154.7

	$8,608.5	$9,328.2

(a)	Includes $42.1 million and $43.9 million in unamortized fair value purchase accounting adjustment premiums related to the merger with Jacor Communications, Inc. at December 31, 2002 and 2001, respectively.

(b)	Includes $44.6 million and $66.5 million in unamortized fair value purchase accounting adjustment premiums related to the merger with AMFM at December 31, 2002 and 2001, respectively. Also includes $119.8 million and $106.6 million related to fair value adjustments for interest rate swap agreements at December 31, 2002 and 2001, respectively.

(c)	Total face value of outstanding debt was $8.7 billion and $9.4 billion at December 31, 2002 and 2001, respectively.

Domestic Credit Facilities

     We currently have three separate domestic credit facilities. These provide cash for both working capital needs as well as to fund certain acquisitions and refinancing of certain public debt securities.

     The first credit facility is a reducing revolving credit facility, originally in the amount of $2.0 billion. At December 31, 2002, $555.0 million was outstanding and $832.5 million was available for future borrowings. This credit facility began reducing on September 30, 2000, with quarterly reductions in the amounts available for future borrowings to continue through the last business day of June 2005. The reductions in amounts available for future borrowings total $109.4 million per quarter in 2003 and 2004, and $131.3 million in the first two quarters of 2005.

     The second facility is a $1.5 billion, five-year multi-currency revolving credit facility. At December 31, 2002, the outstanding balance was $1.5 million and, taking into account letters of credit of $142.3 million, $1.4 billion was available for future borrowings, with the entire balance to be repaid on August 30, 2005.

     The third facility was a $1.5 billion, 364-day revolving credit facility, which we had the option, upon its August 28, 2002 maturity, to convert into a term loan. At maturity, we converted the facility into a three-year term loan with a maturity of August 28, 2005. At December 31, 2002, the outstanding balance was $1.5 billion.

     During the year ended December 31, 2002, we made principal payments totaling $3.0 billion and drew down $3.5 billion on these credit facilities. As of February 28, 2003, the credit facilities aggregate outstanding balance was $1.7 billion and, taking into account outstanding letters of credit, $2.6 billion was available for future borrowings.

International Credit Facility

     We have a $150.0 million five-year revolving credit facility with a group of international banks. This facility allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provides funds to our international operations for certain working capital needs and smaller acquisitions. At December 31, 2002, approximately $54.3 million was available for future borrowings and $95.7 million was outstanding. This credit facility expires on December 8, 2005.

Liquid Yield Option Notes

     We assumed 4.75% Liquid Yield Option Notes (“LYONs”) due 2018 as a part of the merger with Jacor. Each LYON has a principal amount at maturity of $1,000 and is convertible, at the option of the holder, at any time on or prior to maturity, into our common stock at a conversion rate of 7.227 shares per LYON. The LYONs balance, after conversions to common stock, amortization of purchase accounting premium and accretion of interest, at December 31, 2002 was $252.1 million, which includes an unamortized fair value purchase accounting premium of $42.1 million.

     We could purchase the LYONs, at the option of the holder, on February 9, 2003 for a purchase price of $494.52 per LYON, representing a 4.75% yield per annum to the holder on such date. At February 9, 2003, 9,683 LYONs were put to us, which we purchased for an aggregate price of $4.8 million.

Long-Term Bonds

     On January 15, 2002, we redeemed all of the outstanding 12.625% exchange debentures due 2006, originally issued by SFX Broadcasting for $150.8 million plus accrued interest. During the year ended December 31, 2002, we also repurchased $245.5 million of convertible notes prior to their maturity at December 1, 2002 and $70.4 million of various outstanding notes and convertible notes with maturities prior to December 31, 2003. We utilized availability on the reducing revolving line of credit to finance these redemptions. These transactions resulted in a $12.0 million gain recorded in other income (expense) – net. In addition, $1.0 billion of our 1.5% convertible notes matured on December 1, 2002.

     On February 10, 2003, we called all of the outstanding 8.125% senior subordinated notes due 2007, originally issued by Chancellor Media Corporation of Los Angeles for $379.2 million plus accrued interest. On February 18, 2003, we called all of the outstanding 8.75% senior subordinated notes due 2007, originally issued by Chancellor Radio Broadcasting Company for $193.4 million plus accrued interest.

Guarantees of Third Party Obligations

     As of December 31, 2002 and 2001, we guaranteed the debt of third parties of approximately $98.6 million and $225.2 million, respectively, primarily related to long-term operating contracts. The third parties’ associated operating assets secure a substantial portion of these obligations.

     At December 31, 2002, we guaranteed the third-party performance under a certain contract for approximately $77.4 million that expires in 2004.

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

Sale of Investments

     During 2002, we liquidated our position in Entravision Corporation, which we acquired in the AMFM merger. As a result of the sale, we received $11.8 million in proceeds and recorded a gain of $4.0 million, which is recorded in gain on sale of assets related to mergers. Also during 2002, we sold our interest in a British radio license and various media companies. As a result of these sales, we received $31.4 million in proceeds and recorded a gain of $19.4 million, which was recorded in “Other income (expense) – net”, and a gain of $4.7 million recorded in “Gain (loss) on marketable securities”.

Shelf Registration

     On March 29, 2002, we filed a Registration Statement on Form S-3 covering a combined $3.0 billion of debt securities, junior subordinated debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units (the “shelf registration statement”). The shelf registration statement also covers preferred securities that may be issued from time to time by our three Delaware statutory business trusts and guarantees of such preferred securities by us. The SEC declared this shelf registration statement effective on April 2, 2002.

     On January 6, 2003, we completed a debt offering of $300.0 million 4.625% notes due January 15, 2008 and $500.0 million 5.75% notes due January 15, 2013. Interest is payable on January 15 and July 15 on both series of notes. The aggregate net proceeds of approximately $791.2 million were used to repay borrowings outstanding under our bank credit facilities and to finance the redemption of AMFM Operating, Inc.’s outstanding 8.125 % senior subordinated notes due December 15, 2007 and 8.75% senior subordinated notes due June 15, 2007. The AMFM notes were redeemed pursuant to call provisions in the indentures.

Debt Covenants

     Our most significant covenants relate to leverage ratio and interest coverage contained and defined in the credit facilities. The leverage ratio covenant requires us to maintain a ratio of total debt to EBITDA (both defined by the credit facilities) of less than 5.50x through June 30, 2003 and less than 5.00x from July 1, 2003 through the maturity of the facilities. The interest coverage covenant requires us to maintain a minimum ratio of EBITDA (as defined by the credit facilities) to interest expense of 2.00x. In the event that we do not meet these covenants, we are considered to be in default on the credit facilities at which time the credit facilities may become immediately due. At December 31, 2002, our leverage and interest coverage ratios were 4.0x and 4.95x, respectively. Including our cash and cash equivalents recorded at December 31, 2002, our leverage on a net debt basis was 3.9x. Our bank credit facilities have cross-default provisions among the bank facilities only. No other Clear Channel debt agreements have cross-default or cross-acceleration provisions.

     Additionally, the AMFM long-term bonds contain certain restrictive covenants that limit the ability of AMFM Operating Inc., a wholly-owned subsidiary of Clear Channel, to incur additional indebtedness, enter into certain transactions with affiliates, pay dividends, consolidate or effect certain asset sales. The AMFM long-term bonds have cross-default and cross-acceleration provisions among the AMFM long-term bonds only.

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

     At December 31, 2002, we were in compliance with all debt covenants. We expect to remain in compliance throughout 2003.

Uses of Capital

Acquisitions

   Ackerley Merger

     On June 14, 2002, we consummated our merger with The Ackerley Group, Inc. (“Ackerley”). Pursuant to the terms of the merger agreement, each share of Ackerley ordinary and Class B common stock was exchanged for 0.35 shares of our common stock. After canceling 1.2 million shares of Ackerley common stock that we held prior to the signing of the merger agreement, approximately 12.0 million shares of our common stock were issued to Ackerley shareholders. We also assumed all of Ackerley’s outstanding employee stock options, which at the time of the merger were exercisable for approximately 114,000 shares of our common stock. The merger was valued at approximately $493.0 million based on the number of our common shares issued, which were at the average share price at the signing of the merger agreement, the historical cost of the Ackerley shares we held prior to the merger date and the fair value of the employee stock options at the merger date. In addition, we assumed all of Ackerley’s outstanding debt, which had a fair value of $319.0 million at the merger date. We refinanced Ackerley’s credit facility and made a tender offer for Ackerley’s public debt concurrent with the merger. The tender offer was finalized on July 3, 2002 at a price of $1,129 per $1,000 tendered, resulting in the repurchase of substantially all of Ackerley’s public debt. This merger resulted in the recognition of approximately $361.0 million of goodwill. This purchase price allocation is preliminary pending completion of third-party appraisals and other fair value analysis of assets and liabilities. The results of operations of Ackerley have been included in the Company’s financial statements beginning June 14, 2002.

   Other

     In addition to the acquisition of Ackerley, during the year ended December 31, 2002 we acquired 27 radio stations in 17 markets for $53.3 million in cash and $23.6 million in restricted cash. We also acquired approximately 225 outdoor display faces in 22 domestic markets and approximately 9,050 display faces in six international markets for a total of $123.5 million in cash. Our outdoor segment also acquired investments in nonconsolidated affiliates for a total of $2.1 million in cash. During the year ended December 31, 2002, our live entertainment segment acquired music, racing events, promotional and exhibition related assets for $18.5 million in cash primarily related to deferred consideration on prior year acquisitions. Also, our national representation business acquired new contracts for a total of $16.5 million in cash and our television business acquired broadcasting assets for $3.8 million in cash during the year ended December 31, 2002.

     Future acquisitions of radio broadcasting stations, outdoor advertising facilities, live entertainment assets and other media-related properties affected in connection with the implementation of our acquisition strategy are expected to be financed from increased borrowings under our existing credit facilities, additional public equity and debt offerings and cash flow from operations.

Capital Expenditures

     Capital expenditures in 2002 decreased from $598.4 million in 2001 to $548.6 million in 2002. Overall, capital expenditures decreased in 2002 as compared to 2001 due to less recurring capital expenditures in our outdoor and corporate and other segments, partially offset by small increases in recurring capital expenditures in our radio and entertainment segments. In addition, capital expenditures decreased due to less integration and consolidation of our operations during the year ended December 31, 2002 as compared to the year ended December 31, 2001. These decreases were partially offset by an increase in our capital expenditures related to revenue producing assets primarily in our outdoor segment.

(In millions)

	Year Ended December 31, 2002 Capital Expenditures

				Corporate and
	Radio	Outdoor	Entertainment	Other	Total

Recurring	$34.8	$48.9	$15.5	$17.1	$116.3
Non-recurring projects	80.4	32.1	16.6	60.3	189.4
Revenue producing	—	211.6	31.3	—	242.9

	$115.2	$292.6	$63.4	$77.4	$548.6

     Our radio broadcasting capital expenditures decreased $29.7 million during the year ended December 31, 2002 as compared to 2001 primarily due to less consolidation of operations in certain markets in conjunction with our prior acquisitions that are expected to result in improved results in such markets.

     Our outdoor advertising capital expenditures increased $27.9 million during the year ended December 31, 2002 as compared to 2001 primarily due to additional construction of new revenue producing advertising displays.

     Our live entertainment capital expenditures decreased $4.1 million during the year ended December 31, 2002 as compared to 2001 primarily due to a higher spending in 2001 relating to a consolidated sales and operations facility. This decrease was partially offset by an increase in spending relating to new venues.

     Our corporate and other capital expenditures decreased $43.9 million during the year ended December 31, 2002 as compared to 2001 primarily related to additional spending in 2001 related to the purchase of certain corporate assets and upgrades of our television related operating assets as well as other technology expenditures.

Income Taxes

     During the year ended December 31, 2002, we utilized tax net operating loss carryforwards, which reduced our current tax expense and cash tax payments by $152.0 million. In addition, we received approximately $24.6 million in 2002 related to tax refund payments. During the year ended December 31, 2001, we made cash tax payments of $450.0 million relating to gains realized on divested radio stations during 2000.

     Deferred income taxes changed from a benefit of $162.3 million for the year ended December 31, 2001 to an expense of $344.2 million for the year ended December 31, 2002, primarily as a result of adopting Statement 142. As we no longer amortize FCC licenses, we will no longer recognize a deferred tax benefit for the difference between book and tax amortization on our FCC licenses. The deferred tax liability on the balance sheet will not reverse over time unless we impair or sell our FCC licenses. In addition to the effects of Statement 142, the residual increase in deferred tax expense for 2002 related to additional tax deductions taken on our 2001 federal tax return, filed on September 15, 2002, compared to the amount recorded at December 31, 2001, which resulted in $68.3 million of deferred tax expense. The deductions in excess of those previously estimated on the 2001 tax provision relate to recent changes in the tax laws associated primarily with tax depreciation.

     Finally, during 2002, the following deferred tax benefits (expenses) were recorded which related to unusual transactions not expected to reoccur in the near future: (1) $118.9 million deferred tax benefit associated with a lawsuit settlement, (2) $152.0 million deferred tax expense associated with the utilization of acquired net operating loss carryforward, and (3) $23.0 million deferred tax expense associated with the extinguishment of debt and the sale of a television license.

Other

     During the year ended December 31, 2002, we made payments of approximately $54.1 million as compared to $229.0 million in 2001 related to severance and other merger related accruals.

Pending Transaction

     On June 12, 2002, Univision Communications, Inc., a Spanish language television group, announced that it would acquire Hispanic Broadcasting in a stock for stock merger. Pursuant to the terms of the merger agreement, each share of Hispanic will be exchanged for .85 shares of Univision. As we currently own 26% of Hispanic, we account for this investment using the equity method of accounting. Once this merger is completed, we will own less than 20% of the combined company. As a result, we will no longer account for this investment using the equity method of accounting, but instead will account for this investment as a cost investment. Upon the consummation of this merger, we will carry this investment at its fair market value. Assuming a market price of $24.00 per Univision share on the date of this merger, we would record a pre-tax gain of approximately $400.0 million. The merger is subject to approval by the FCC.

Commitments and Contingencies

     We were among the defendants in a lawsuit filed on June 12, 2002 in the United States District Court for the Southern District of Florida by Spanish Broadcasting System. The plaintiffs alleged that we were in violation of Section One and Section Two of the Sherman Antitrust Act as well as various claims such as unfair trade practices, defamation among other counts. This case was dismissed with prejudice on January 31, 2003. The plaintiffs have filed with the court for reconsideration.

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

Future Obligations

     In addition to our scheduled maturities on our debt, we have future cash obligations under various types of contracts. We lease office space, certain broadcast facilities, equipment and the majority of the land occupied by our outdoor advertising structures under long-term operating leases. In addition, we have minimum franchise payments associated with non-cancelable contracts that enable us to display advertising on such media as buses, taxis, trains, bus shelters and terminals as well as other contracts. Finally, we have commitments relating to required purchases of property, plant and equipment under certain street furniture contracts, as well as construction commitments for facilities and venues.

     The scheduled maturities of our credit facilities, other long-term debt outstanding, future minimum rental commitments under non-cancelable operating lease agreements, minimum rental payments under non-cancelable contracts and capital expenditure commitments at December 31, 2002 are as follows:

(In thousands)

			Non-
		Other	Cancelable	Non-
	Credit	Long-Term	Operating	Cancelable	Capital
	Facilities	Debt	Leases	Contracts	Expenditures

2003	$—	$1,396,532	$318,878	$500,027	$216,680
2004	—	12,649	285,195	280,462	88,217
2005	2,152,265	1,446,992	251,332	226,290	39,195
2006	—	753,534	220,586	156,093	26,337
2007	—	576,719	200,537	105,179	11,175
Thereafter	—	2,439,931	1,194,507	365,803	—

Total	$2,152,265	$6,626,357	$2,471,035	$1,633,854	$381,604

     During the year ended December 31, 2002, we repurchased $70.4 million of our outstanding notes and convertible notes with maturities prior to December 31, 2003.

Market Risk

Interest Rate Risk

     At December 31, 2002, approximately 41% of our long-term debt, including fixed rate debt on which we have entered into interest rate swap agreements, bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the year’s average interest rate under these borrowings, it is estimated that our 2002 interest expense would have changed by $72.8 million and that our 2002 net income would have changed by $45.1 million. In the event of an adverse change in interest rates, management may take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this interest rate analysis assumes no such actions. Further the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

     We have entered into interest rate swap agreements that effectively float interest at rates based upon LIBOR on $1.5 billion of our current fixed rate borrowings. These agreements expire from September 2003 to June 2005. The fair value of these agreements at December 31, 2002 was an asset of $119.8 million.

Equity Price Risk

     The carrying value of our available-for-sale and trading equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at December 31, 2002 by $12.3 million and would change accumulated comprehensive income (loss) and net income (loss) by $6.7 million and $.9 million, respectively. At December 31, 2002, we also held $28.3 million of investments that do not have a quoted market price, but are subject to fluctuations in their value.

Foreign Currency

     We have operations in countries throughout the world. Foreign operations are measured in their local currencies except in hyper-inflationary countries in which we operate. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. To mitigate a portion of the exposure to risk of international currency fluctuations, we maintain a natural hedge through borrowings in currencies other than the U.S. dollar. This hedge position is reviewed monthly. We currently maintain no derivative instruments to mitigate the exposure to translation and/or transaction risk. However, this does not preclude the adoption of specific hedging strategies in the future. Our foreign operations reported a net loss of $7.1 million for the year ended December 31, 2002. It is estimated that a 10% change in the value of the U.S. dollar to foreign currencies would change net loss for the year ended December 31, 2002 by $.7 million.

     Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of our investments in various countries, all of which are accounted for under the equity method. It is estimated that the result of a 10% fluctuation in the value of the dollar relative to these foreign currencies at December 31, 2002 would change our 2002 equity in earnings of nonconsolidated affiliates by $1.6 million and would change our net income for the year ended December 31, 2002 by approximately $1.0 million. This analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. Statement 143 applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset. Statement No. 143 is effective for financial statements for fiscal years beginning June 15, 2002. We are required to adopt this statement in the first quarter of 2003. Management does not believe adoption of this statement will materially impact our financial position or results of operations.

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

     In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 146 address the accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Terminations Benefits and Other Costs to Exit an Activity.” It also substantially nullifies EITF Issue No. 88-10, “Costs Associated with Lease Modification or Termination.” Statement No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Management does not believe that adoption of this statement will materially impact our financial position or results of operations.

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability or an equity security of the guaranteed party. The Interpretation’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Interpretation’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. We adopted the disclosure requirements of this Interpretation for our 2002 annual report. Management does not believe that adoption of the initial recognition and initial measurement requirements of the Interpretation will materially impact our financial position or results of operations.

     On December 31, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Statement

No. 148 amends Financial Accounting Standards No. 123, Account for Stock-Based Compensation, to provide alternative methods of transition to Statement No. 123’s fair value method of accounting for stock-based employee compensation. Statement No. 148 also amends the disclosure provisions of Statement No. 123 and Accounting Principals Board Opinion No. 28, Interim Financial Reporting, to require disclosures in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement No. 148 does not amend Statement No. 123 to require companies to account for employee stock options using the fair value method. We adopted the disclosure provisions required in Statement 148 and have provided the necessary disclosures within Note J of our audited financial statements.

Critical Accounting Policies

     The preparation of the Company’s financial statements in conformity Generally Accepted Accounting Principles requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of a financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates that are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. The following accounting policies require significant management judgments and estimates.

   Allowance for Doubtful Accounts

     We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected. For all other customers, we recognize reserves for bad debt based on historical experience of bad debts as a percent of revenues for each business unit, adjusted for relative improvements or deteriorations in the agings and changes in current economic conditions.

   Revenue Recognition

     Radio broadcasting revenue is recognized as advertisements or programs are broadcast and is generally billed monthly. Outdoor advertising provides services under the terms of contracts covering periods up to three years, which are generally billed monthly. Revenue for outdoor advertising space rental is recognized ratably over the term of the contract. Advertising revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for our broadcasting and outdoor operations. Clients remit the gross billing amount to the agency and the agency remits gross billings less their commission to the Company. Payments received in advance of being earned are recorded as deferred income.

     Entertainment revenue from the presentation and production of an event is recognized on the date of the performance. Revenue collected in advance of the event is recorded as deferred income until the event occurs. Entertainment revenue collected from advertising and other revenue, which is not related to any single event, is classified as deferred revenue and generally amortized over the operating season or the term of the contract.

   Purchase Accounting

     We account for our business acquisitions under the purchase method of accounting. The total cost of acquisitions is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. In addition, reserves have been established on our balance sheet related to acquired liabilities and qualifying restructuring costs based on assumptions made at the time of acquisition. We evaluate these reserves on a regular basis to determine the adequacies of the amounts.

   Long-Lived Assets

     We record impairment losses when events and circumstances indicate that depreciable and amortizable long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect their current fair market value. We use various assumptions in determining the current fair market value of these assets, including future expected cash flows and discount rates, as well as future salvage values.

     In the first quarter of 2002, we adopted Statement 142, Goodwill and Other Intangible Assets.” In accordance with Statement 142, we tested our FCC licenses for impairment as of January 1, 2002 by comparing their fair value to their carrying value at that date. We recorded an impairment charge of our FCC licenses of approximately $6.0 billion, net of deferred tax of $3.7 billion. We used an income approach to value the FCC licenses. We also recorded an impairment charge of our goodwill of approximately $10.8 billion, net of deferred taxes of $659.1 million. Similar to our test for impairment of FCC licenses, we used the income approach to determine the fair value of our reporting units. The fair value of our reporting units was used to apply value to the net assets of each reporting unit. To the extent that the net assets exceeded the fair value, an impairment charge was recorded. The income approach used for valuing goodwill and FCC licenses involved estimating future cash flows expected to be generated from the related assets, discounted to their present value using a risk-adjusted discount rate. Terminal values were also estimated and discounted to their present value. The fair values calculated were significantly impacted by the assumptions made, which impacted our impairment charge. In accordance with Statement 142, we performed our first annual impairment test as of October 1, 2002 on FCC licenses and goodwill. No impairment charges resulted from these tests. We may incur additional impairment charges in future periods under Statement 142 to the extent we do not achieve our expected cash flow growth rates, and to the extent that market values and long-term interest rates in general decrease and increase, respectively.

   Accounting for Investments

     At December 31, 2002, we had $89.8 million recorded as other investments. Other investments are composed primarily of equity securities. These securities are classified as available-for-sale or trading and are carried at fair value based on quoted market prices. Securities are carried at historical value when quoted market prices are unavailable. The net unrealized gains or losses on available-for-sale securities, net of tax, are reported as a separate component of shareholders’ equity. The net unrealized gains or losses on trading securities are reported in the statement of operations. In addition, we hold investments that do not have quoted market prices. We review the value of these investments and record an impairment charge in the statement of operations for any decline in value that is determined to be other-than-temporary. For the twelve months ended December 31, 2002 and 2001, we recorded impairment charges of $25.3 million and $67.3 million, respectively, related to other-than-temporary declines in value of various media companies. In addition, at December 31, 2002, we had $542.2 million recorded as investments accounted for under the equity method. We review the value of these investments and record an impairment charge in the statement of operations for any decline in value that is determined to be other-than-temporary.

   Tax Accruals

     The Internal Revenue Service and other taxing authorities routinely examine our tax returns. From time to time, the IRS challenges certain of our tax positions. We believe our tax positions comply with applicable tax law and we would vigorously defend these positions if challenged. The final disposition of any positions challenged by the IRS could require us to make additional tax payments. We believe that we have adequately accrued for any foreseeable payments resulting from tax examinations and consequently do not anticipate any material impact upon their ultimate resolution.

   Litigation Accruals

     We are currently involved in certain legal proceedings and, as required, have accrued our estimate of the probable costs for the resolution of these claims. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.

Inflation

     Inflation has affected our performance in terms of higher costs for wages, salaries and equipment. Although the exact impact of inflation is indeterminable, we believe we have offset these higher costs by increasing the effective advertising rates of most of our broadcasting stations and outdoor display faces.

Ratio of Earnings to Fixed Charges

     The ratio of earnings to fixed charges is as follows:

Year Ended December 31,

2002	2001	2000	1999	1998

2.62	*	2.20	2.04	1.83

*     For the year ended December 31, 2001, fixed charges exceeded earnings before income taxes and fixed charges by $1.3 billion.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

Required information is within Item 7

ITEM 8. Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON FINANCIAL STATEMENTS

The consolidated financial statements and notes related thereto were prepared by and are the responsibility of management. The financial statements and related notes were prepared in conformity with accounting principles generally accepted in the United States and include amounts based upon management’s best estimates and judgments.

It is management’s objective to ensure the integrity and objectivity of its financial data through systems of internal controls designed to provide reasonable assurance that all transactions are properly recorded in our books and records, that assets are safeguarded from unauthorized use, and that financial records are reliable to serve as a basis for preparation of financial statements.

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

/s/ Lowry Mays
Chairman/Chief Executive Officer

/s/ Randall T. Mays
Executive Vice President/Chief Financial Officer

/s/ Herbert W. Hill, Jr.
Senior Vice President/Chief Accounting Officer

REPORT OF INDEPENDENT AUDITORS

SHAREHOLDERS AND BOARD OF DIRECTORS
CLEAR CHANNEL COMMUNICATIONS, INC.

We have audited the accompanying consolidated balance sheets of Clear Channel Communications, Inc. and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clear Channel Communications, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note B to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/Ernst & Young LLP

San Antonio, Texas February 10, 2003

CONSOLIDATED BALANCE SHEETS

ASSETS
(In thousands)

	December 31,

	2002	2001

CURRENT ASSETS
Cash and cash equivalents	$170,086	$154,744
Restricted cash	—	4,600
Accounts receivable, less allowance of $67,338 in 2002 and $61,070 in 2001	1,584,995	1,475,276
Prepaid expenses	203,578	163,283
Other current assets	164,836	143,396

Total Current Assets	2,123,495	1,941,299
PROPERTY, PLANT AND EQUIPMENT
Land, buildings and improvements	1,519,845	1,388,332
Structures and site leases	2,581,414	2,210,309
Towers, transmitters and studio equipment	743,463	634,532
Furniture and other equipment	629,264	556,977
Construction in progress	227,853	191,048

	5,701,839	4,981,198
Less accumulated depreciation	1,459,027	1,024,449

	4,242,812	3,956,749
INTANGIBLE ASSETS
Definite-lived intangibles, net	761,728	814,306
Indefinite-lived intangibles – licenses	11,738,947	21,116,280
Indefinite-lived intangibles – other	389,801	155,593
Goodwill	7,241,231	18,267,306
OTHER ASSETS
Notes receivable	21,658	45,856
Investments in, and advances to, nonconsolidated affiliates	542,214	502,185
Other assets	520,423	449,227
Other investments	89,844	354,341

Total Assets	$27,672,153	$47,603,142

See Notes to Consolidated Financial Statements

LIABILITIES AND SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	December 31,

	2002	2001

CURRENT LIABILITIES
Accounts payable	$345,093	$292,539
Accrued interest	71,335	85,842
Accrued expenses	894,166	837,129
Current portion of long-term debt	1,396,532	1,515,221
Deferred income	277,042	201,139
Other current liabilities	26,471	27,987

Total Current Liabilities	3,010,639	2,959,857

Long-term debt	7,382,090	7,967,713
Deferred income taxes	2,470,458	6,512,217
Other long-term liabilities	552,801	374,307
Minority interest	46,073	52,985
SHAREHOLDERS’ EQUITY
Preferred Stock – Class A, par value $1.00 per share, authorized 2,000,000 shares, no shares issued and outstanding	—	—
Preferred Stock, – Class B, par value $1.00 per share, authorized 8,000,000 shares, no shares issued and outstanding	—	—
Common Stock, par value $.10 per share, authorized 1,500,000,000 shares, issued 613,402,780 and 598,270,433 shares in 2002 and 2001, respectively	61,340	59,827
Additional paid-in capital	30,868,725	30,320,916
Common stock warrants	—	12,373
Retained deficit	(16,652,789)	(599,086)
Accumulated other comprehensive loss	(47,798)	(34,470)
Other	(3,131)	(8,218)
Cost of shares (302,214 in 2002 and 279,700 in 2001) held in treasury	(16,255)	(15,279)

Total Shareholders’ Equity	14,210,092	29,736,063

Total Liabilities and Shareholders’ Equity	$27,672,153	$47,603,142

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,

	2002	2001	2000

Revenue	$8,421,055	$7,970,003	$5,345,306
Operating expenses:
Divisional operating expenses (excludes non-cash compensation expense of $4,400, $13,111 and $4,359 in 2002, 2001 and 2000, respectively)	6,052,761	5,866,706	3,480,706
Non-cash compensation expense	5,436	17,077	16,032
Depreciation and amortization	620,766	2,562,480	1,401,063
Corporate expenses (excludes non-cash compensation expense of $1,036, $3,966 and $11,673 in 2002, 2001 and 2000, respectively)	176,370	187,434	142,627

Operating income (loss)	1,565,722	(663,694)	304,878
Interest expense	432,786	560,077	383,104
Gain (loss) on sale of assets related to mergers	3,991	(213,706)	783,743
Gain (loss) on marketable securities	(3,096)	25,820	(5,369)
Equity in earnings of nonconsolidated affiliates	26,928	10,393	25,155
Other income (expense) — net	57,430	152,267	(11,764)

Income (loss) before income taxes and cumulative effect of a change in accounting principle	1,218,189	(1,248,997)	713,539
Income tax benefit (expense):
Current	(149,143)	(57,363)	(78,020)
Deferred	(344,223)	162,334	(386,711)

Income (loss) before cumulative effect of a change in accounting principle	724,823	(1,144,026)	248,808
Cumulative effect of a change in accounting principle, net of tax of $4,324,446	(16,778,526)	—	—

Net income (loss)	(16,053,703)	(1,144,026)	248,808
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	81,740	11,699	(92,296)
Unrealized gain (loss) on securities:
Unrealized holding gain (loss)	(101,455)	(141,055)	(193,634)
Adjustment for gains on securities transferred to trading	—	(45,315)	—
Adjustment for gains on shares held prior to mergers	(3,982)	—	(36,526)
Adjustment for (gain) loss included in net income	10,369	172,634	7,278

Comprehensive loss	$(16,067,031)	$(1,146,063)	$(66,370)

Net income (loss) per common share:
Income (loss) before cumulative effect of a change in accounting principle – Basic	$1.20	$(1.93)	$.59
Cumulative effect of a change in accounting principle – Basic	(27.65)	—	—

Net income (loss) – Basic	$(26.45)	$(1.93)	$.59

Income (loss) before cumulative effect of a change in accounting principle – Diluted	$1.18	$(1.93)	$.57
Cumulative effect of a change in accounting principle – Diluted	(26.74)	—	—

Net income (loss) – Diluted	$(25.56)	$(1.93)	$.57

See Notes to Consolidated Financial Statement

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share data)

						Accumulated
	Common		Additional	Common	Retained	Other
	Shares	Common	Paid-in	Stock	Earnings	Comprehensive		Treasury
	Issued	Stock	Capital	Warrants	(Deficit)	Income (Loss)	Other	Stock	Total

Balances at December 31, 1999	338,609,503	$33,861	$9,216,957	$252,862	$296,132	$282,745	$2,304	$(824)	$10,084,037
Net income					248,808				248,808
Common Stock, stock options and common stock warrants issued for business acquisitions	244,962,275	24,497	20,258,721					(61)	20,283,157
Deferred compensation acquired							(49,311)		(49,311)
Purchase of treasury shares								(4,745)	(4,745)
Conversion of Liquid Yield Option Notes			76						76
Exercise of stock options and common stock warrants	2,194,388	219	83,154	(3,550)				(203)	79,620
Amortization and adjustment of deferred compensation							20,709		20,709
Currency translation adjustment						(92,296)			(92,296)
Unrealized gains (losses) on investments						(222,882)			(222,882)

Balances at December 31, 2000	585,766,166	58,577	29,558,908	249,312	544,940	(32,433)	(26,298)	(5,833)	30,347,173
Net loss					(1,144,026)				(1,144,026)
Common Stock, stock options and common stock warrants issued for business acquisitions	282,489	28	18,205					(89)	18,144
Purchase of treasury shares								(9,000)	(9,000)
Conversion of Liquid Yield Option Notes	3,868,764	387	259,364						259,751
Exercise of stock options and common stock warrants	8,353,014	835	479,749	(236,939)			(2,138)	(324)	241,183
Amortization and adjustment of deferred compensation			4,690				20,218	(33)	24,875
Currency translation adjustment						11,699			11,699
Unrealized gains (losses) on investments						(13,736)			(13,736)

Balances at December 31, 2001	598,270,433	59,827	30,320,916	12,373	(599,086)	(34,470)	(8,218)	(15,279)	29,736,063
Net loss					(16,053,703)				(16,053,703)
Common Stock and stock options issued for business acquisitions	11,955,946	1,195	477,652						478,847
Conversion of Notes	213		17						17
Exercise of stock options, common stock warrants and other	3,176,188	318	67,039	(12,373)			(166)	(770)	54,048
Amortization and adjustment of deferred compensation			3,101				5,253	(206)	8,148
Currency translation adjustment						81,740			81,741
Unrealized gains (losses) on investments						(95,068)			(95,069)

Balances at December 31, 2002	613,402,780	$61,340	$30,868,725	$—	$(16,652,789)	$(47,798)	$(3,131)	$(16,255)	$14,210,092

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(16,053,703)	$(1,144,026)	$248,808
Reconciling Items:
Cumulative effect of a change in accounting principle, net of tax	16,778,526	—	—
Depreciation	483,656	594,104	367,639
Amortization of intangibles	137,110	1,968,376	1,033,424
Deferred taxes	344,223	(162,334)	386,711
Amortization of deferred financing charges, bond premiums and accretion of note discounts, net	13,132	13,220	16,038
Amortization of deferred compensation	5,436	17,077	16,032
(Gain) loss on sale of operating and fixed assets	(37,145)	(165,943)	(6,638)
(Gain) loss on sale of available-for-sale securities	—	32,684	5,827
(Gain) loss on sale of other investments	20,689	22,927	(458)
(Gain) loss on sale of assets related to mergers	(3,991)	213,706	(774,288)
(Gain) loss on forward exchange contract	(29,536)	(68,825)	—
(Gain) loss on trading securities	11,943	(12,606)	—
Equity in earnings of nonconsolidated affiliates	(26,928)	(6,695)	(20,820)
Increase (decrease) other, net	(25,597)	4,112	(25,903)
Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease (increase) in accounts receivable	(59,027)	107,278	(5,721)
Decrease (increase) in prepaid assets	(40,295)	4,927	18,315
Decrease (increase) in other current assets	15,620	8,522	15,590
Increase (decrease) in accounts payable, accrued expenses and other liabilities	189,383	(438,466)	(356,131)
Increase (decrease) in accrued interest	(22,363)	(19,739)	(3,388)
Increase (decrease) in deferred income	30,747	12,250	(121,539)
Increase (decrease) in accrued income taxes	15,814	(370,962)	(38,413)

Net cash provided by operating activities	1,747,694	609,587	755,085

See Notes to Consolidated Financial Statements

	Year Ended December 31,

	2002	2001	2000

CASH FLOWS FROM INVESTING ACTIVITIES:
(Investment) in, liquidation of, restricted cash, net	4,665	577,211	(183,896)
Cash acquired in stock-for-stock mergers	4,305	—	311,861
(Increase) decrease in notes receivable, net	11,937	(5,228)	(15,807)
Decrease (increase) in investments in, and advances to nonconsolidated affiliates — net	2,527	(44,052)	(8,044)
Purchases of available-for-sale securities	—	—	(196)
Purchase of other investments	(2,049)	(892)	(55,079)
Proceeds from sale of available-for-sale-securities	35,623	919,999	55,434
Proceeds from sale of other investments	—	—	5,843
Purchases of property, plant and equipment	(548,642)	(598,388)	(495,551)
Proceeds from disposal of assets	95,228	88,464	392,729
Proceeds from divestitures placed in restricted cash	25,303	51,000	839,717
Acquisition of operating assets	(217,628)	(666,567)	(1,884,196)
Acquisition of operating assets with restricted cash	(23,583)	(367,519)	(670,228)
Decrease (increase) in other — net	(14,913)	136,246	(48,241)

Net cash provided by (used in) investing activities	(627,227)	90,274	(1,755,654)
CASH FLOWS FROM FINANCING ACTIVITIES:
Draws on credit facilities	3,678,390	2,550,419	7,904,488
Payments on credit facilities	(3,151,164)	(4,316,446)	(7,199,185)
Proceeds from long-term debt	—	744,105	3,128,386
Payments on long-term debt	(1,707,688)	(10,210)	(2,757,223)
Proceeds from forward exchange contract	—	90,826	—
Proceeds from exercise of stock options, stock purchase plan and common stock warrants	75,337	208,351	48,962
Payments for purchase of treasury shares	—	(9,000)	(4,745)

Net cash (used in) provided by financing activities	(1,105,125)	(741,955)	1,120,683

Net (decrease) increase in cash and cash equivalents	15,342	(42,094)	120,114
Cash and cash equivalents at beginning of year	154,744	196,838	76,724

Cash and cash equivalents at end of year	$170,086	$154,744	$196,838

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for:
Interest	$432,246	$555,669	$358,504
Income taxes	43,627	542,116	96,643

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — SUMMARY OF
SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Clear Channel Communications, Inc., incorporated in Texas in 1974, is a diversified media company with three principal business segments: radio broadcasting, outdoor advertising and live entertainment. The Company’s radio broadcasting segment owns, programs and sells airtime generating revenue from the sale of national and local advertising. The Company’s outdoor advertising segment owns or operates advertising display faces domestically and internationally. In addition, the Company’s live entertainment segment is in the business of promoting, producing and operating venues for live entertainment events.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, substantially all of which are wholly-owned. Significant intercompany accounts have been eliminated in consolidation. Investments in nonconsolidated affiliates are accounted for using the equity method of accounting. Certain amounts in prior years have been reclassified to conform to the 2002 presentation.

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

Allowance for Doubtful Accounts

The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations, it records a specific reserve to reduce the amounts recorded to what it believes will be collected. For all other customers, it recognizes reserves for bad debt based on historical experience of bad debts as a percent of revenues for each business unit, adjusted for relative improvements or deteriorations in the agings and changes in current economic conditions.

Land Leases and Other Structure Licenses

Most of the Company’s outdoor advertising structures are located on leased land. Domestic land rents are typically paid in advance for periods ranging from one to twelve months. International land rents are paid both in advance and in arrears, for periods ranging from one to twelve months. Most international street furniture advertising display faces are licensed through municipalities for up to 20 years. The street furniture licenses often include a percent of revenue to be paid along with a base rent payment. Prepaid land leases are recorded as an asset and expensed ratably over the related rental term and license and rent payments in arrears are recorded as an accrued liability.

Prepaid Expenses

The majority of the Company’s prepaid expenses relate to event expenses including show advances and deposits and other costs directly related to future entertainment events. Such costs are charged to operations upon completion of the related events.

Purchase Accounting

The Company accounts for its business acquisitions under the purchase method of accounting. The total cost of acquisitions is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. In addition, reserves have been established on the Company’s balance sheet related to acquired liabilities and qualifying restructuring costs based on assumptions made at the time of acquisition. The Company evaluates these reserves on a regular basis to determine the adequacies of the amounts.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method at rates that, in the opinion of management, are adequate to allocate the cost of such assets over their estimated useful lives, which are as follows:

Buildings and improvements — 10 to 39 years
Structures and site leases — 5 to 40 years, or life of lease
Towers, transmitters and studio equipment — 7 to 20 years
Furniture and other equipment — 3 to 20 years
Leasehold improvements — generally life of lease

Expenditures for maintenance and repairs are charged to operations as incurred, whereas expenditures for renewal and betterments are capitalized.

The Company tests for possible impairment of property, plant, and equipment whenever events or changes in circumstances, such as a reduction in operating cash flow or a dramatic change in the manner that the asset is intended to be used indicate that the carrying amount of the asset is not recoverable. If indicators exist, the Company compares the undiscounted cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the undiscounted cash flow amount, an impairment charge is recorded in depreciation expense in the statement of operations for amounts necessary to reduce the carrying value of the asset to fair value.

Intangible Assets

The Company classifies intangible assets as definite-lived or indefinite-lived intangible assets, as well as goodwill. Definite-lived intangibles include primarily transit and street furniture contracts, talent, and representation contracts, all of which are amortized over the respective lives of the agreements, typically four to fifteen years. The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived assets. These assets are stated at cost. Indefinite-lived intangibles include broadcast FCC licenses and billboard permits. The excess cost over fair value of net assets acquired is classified as goodwill. The indefinite-lived intangibles and goodwill are not subject to amortization, but are tested for impairment at least annually.

The Company tests for possible impairment of definite-lived intangible assets whenever events or changes in circumstances, such as a reduction in operating cash flow or a dramatic change in the manner that the asset is intended to be used indicate that the carrying amount of the asset is not recoverable. If indicators exist, the Company compares the undiscounted cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the undiscounted cash flow amount, an impairment charge is recorded in amortization expense in the statement of operations for amounts necessary to reduce the carrying value of the asset to fair value.

At least annually, the Company performs its impairment test for indefinite-lived intangibles and goodwill using a discounted cash flow model to determine the assets’ fair value. Certain assumptions are used in determining the fair value, including assumptions about the cash flow growth rates of the Company’s businesses. Additionally, the fair values are significantly impacted by macro-economic factors including market multiples and long-term interest rates that exists at the time that the discounted cash flows models are prepared. Impairment charges, other than the charge taken under the transitional rules of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, are recorded in amortization expense in the statement of operations.

Other Investments

Other investments are composed primarily of equity securities. These securities are classified as available-for-sale or trading and are carried at fair value based on quoted market prices. Securities are carried at historical value when quoted market prices are unavailable. The net unrealized gains or losses on the available-for-sale securities, net of tax, are reported as a separate component of shareholders’ equity. The net unrealized gains or losses on the trading securities are reported in the statement of operations. In addition, the Company holds investments that do not have quoted market prices. The Company periodically reviews the value of available-for-sale, trading and non-marketable securities and records impairment charges in the statement of operations for any decline in value that is determined to be other-than-temporary. The average cost method is used to compute the realized gains and losses on sales of equity securities.

Nonconsolidated Affiliates

In general, investments in which the Company owns 20 percent to 50 percent of the common stock or otherwise exercises significant influence over the company are accounted for under the equity method. The Company does not recognize gains or losses upon the issuance of securities by any of its equity method investees. The Company reviews the value of equity method investments and records impairment charges in the statement of operations for any decline in value that is determined to be other-than-temporary.

Financial Instruments

Due to their short maturity, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities, and short-term borrowings approximated their fair values at December 31, 2002 and 2001.

Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not that some portion or all of the asset will not be realized. As all earnings from the Company’s foreign operations are permanently reinvested and not distributed, the Company’s income tax provision does not include additional U.S. taxes on foreign operations.

Revenue Recognition

Radio broadcasting revenue is recognized as advertisements or programs are broadcast and is generally billed monthly. Outdoor advertising provides services under the terms of contracts covering periods up to three years, which are generally billed monthly. Revenue for outdoor advertising space rental is recognized ratably over the term of the contract. Advertising revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for the Company’s broadcasting and outdoor operations. Clients remit the gross billing amount to the agency and the agency remits gross billings less their commission to the Company. Payments received in advance of being earned are recorded as deferred income.

Entertainment revenue from the presentation and production of an event is recognized on the date of the performance. Revenue collected in advance of the event is recorded as deferred income until the event occurs. Entertainment revenue collected from advertising and other revenue, which is not related to any single event, is classified as deferred revenue and generally amortized over the operating season or the term of the contract.

Barter transactions represent the exchange of airtime, display space or tickets for merchandise or services. These transactions are generally recorded at the fair market value of the airtime, display space or tickets relinquished or the fair value of the merchandise or services received. Revenue is recognized on barter and trade transactions when the advertisements are broadcasted or displayed, or the tickets are exchanged. Expenses are recorded when the merchandise or service received is utilized. Barter and trade revenues for the years ended December 31, 2002, 2001 and 2000, were approximately $144.4 million, $103.6 million and $57.8 million, respectively, and are included in total revenues. Barter and trade expenses for the years ended December 31, 2002, 2001 and 2000, were approximately $145.9 million, $101.9 million, and $51.5 million respectively, and are included in divisional operating expenses.

The Company believes that the credit risk, with respect to trade receivables is limited due to the large number and the geographic diversification of its customers.

Interest Rate Protection Agreements

Periodically, the Company enters into interest rate swap agreements to modify the interest characteristics of its outstanding debt. As each interest rate swap agreement is designated with all or a portion of the principal balance and term of a specific debt obligation, the Company accounts for these interest rate swaps using the short-cut method in accordance with Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, (“Statement 133”). These agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment to interest expense related to the debt. The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are recognized in these consolidated financial statements.

Foreign Currency

Results of operations for foreign subsidiaries and foreign equity investees are translated into U.S. dollars using the average exchange rates during the year. The assets and liabilities of those subsidiaries and investees, other than those of operations in highly inflationary countries, are translated into U.S. dollars using the exchange rates at the balance sheet date. The related translation adjustments are recorded in a separate component of shareholders’ equity, “Accumulated other comprehensive loss”. Foreign currency transaction gains and losses, as well as gains and losses from translation of financial statements of subsidiaries and investees in highly inflationary countries, are included in operations.

Stock Based Compensation

The Company accounts for its stock-based award plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, under which compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price. Note J provides the assumptions used to calculate the pro forma net income (loss) and pro forma earnings (loss) per share disclosures as if the stock-based awards had been accounted for using the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. The required pro forma disclosures are as follows:

(in thousands, except per share data)

	2002	2001	2000

Net income (loss) before extraordinary item
As reported	$724,823	$(1,144,026)	$248,808
Pro Forma	$672,212	$(1,193,495)	$219,898
Net income (loss) before extraordinary item per common share
Basic:
As reported	$1.20	$(1.93)	$.59
Pro Forma	$1.11	$(2.02)	$.52
Net income (loss) before extraordinary item per common share
Diluted:
As reported	$1.18	$(1.93)	$.57
Pro Forma	$1.10	$(2.02)	$.50

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, judgments, and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“Statement 143”). Statement 143 applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset. Statement 143 is effective for financial statements for fiscal years beginning June 15, 2002. The Company is required to adopt this statement in the first quarter of 2003. Management does not believe adoption of this statement will materially impact the Company’s financial position or results of operations.

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

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement 146”). Statement 146 address the accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Terminations Benefits and Other Costs to Exit an Activity.” It also substantially nullifies EITF Issue No. 88-10, “Costs Associated with Lease Modification or Termination.” Statement 146 is effective for exit or disposal activities initiated after December 31, 2002. Management does not believe that adoption of this statement will materially impact the Company’s financial position or results of operations.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“the Interpretation”). The Interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. The Interpretation’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Interpretation’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The Company adopted the disclosure requirements of this Interpretation for its 2002 annual report. Management does not believe that adoption of the initial recognition and initial measurement requirements of the Interpretation will materially impact the Company’s financial position or results of operations.

On December 31, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“Statement 148”). Statement 148 amends Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”), to provide alternative methods of transition to Statement 123’s fair value method of account for stock-based employee compensation. Statement 148 also amends the disclosure provisions of Statement 123 and Accounting Principals Board Opinion No. 28, Interim Financial Reporting, to require disclosures in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148 does not amend Statement 123 to require companies to account for employee stock options using the fair value method. The Company adopted the disclosure provisions required in Statement 148 and has provided the necessary disclosures within Note A and further discussed within Note J.

NOTE B — INTANGIBLE ASSETS AND GOODWILL

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”). Statement 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. Statement 142 establishes new accounting for goodwill and other intangible assets recorded in business combinations. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the statement. Other intangible assets continue to be amortized over their useful lives.

The following table presents the impact of Statement 142 on net earnings (loss) and net earnings (loss) per share as if the standard had been in effect for the two years ended December 31, 2001 and 2000:

(In thousands, except per share data)

	2001	2000

Adjusted net income (loss):
Reported net income (loss)	$(1,144,026)	$248,808
Add back: goodwill amortization	894,467	513,451
Add back: license amortization	888,781	411,395
Tax impact	(390,633)	(209,652)

Adjusted net income	$248,589	$964,002

Basic earnings (loss) per share:
Reported net income (loss)	$(1.93)	$.59
Add back: goodwill amortization	1.51	1.21
Add back: license amortization	1.50	.97
Tax impact	(.66)	(.50)

Adjusted earnings per share- Basic	$.42	$2.27

Diluted earnings (loss) per share:
Reported net income (loss)	$(1.93)	$.57
Anti-dilutive adjustment	.04	.03
Add back: goodwill amortization	1.48	1.11
Add back: license amortization	1.47	.89
Tax impact	(.65)	(.46)

Adjusted earnings per share- Diluted	$.41	$2.14

Definite-lived Intangibles

The Company has definite-lived intangible assets recorded that continue to be amortized in accordance with Statement 142. These assets consist primarily of transit and street furniture contracts and other contractual rights in the outdoor segment, talent and program right contracts in the radio segment, and in the Company’s other segment, representation contracts for non-affiliated television and radio stations, all of which are amortized over the respective lives of the agreements. Other definite-lived intangible assets are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. In accordance with the transitional requirements of Statement 142, the Company reassessed the useful lives of these intangibles and made no material changes to their useful lives. The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at December 31, 2002 and 2001:

(In thousands)

	2002		2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Transit, street furniture, and other outdoor contractual rights	$600,221	$228,037	$548,952	$156,548
Talent contracts	212,326	112,259	275,064	138,739
Representation contracts	197,636	37,846	184,883	18,742
Other	219,410	89,723	213,893	94,457

Total	$1,229,593	$467,865	$1,222,792	$408,486

Total amortization expense from definite-lived intangible assets for the years ended December 31, 2002, 2001 and 2000 was $137.1 million, $185.1 million and $108.6 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)

2003	$125,161
2004	112,732
2005	97,778
2006	83,138
2007	55,725

As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, amortization expense may vary.

Indefinite-lived Intangibles

Under the guidance in Statement 142, the Company’s FCC licenses and billboard permits are considered indefinite-lived intangibles. These assets are not subject to amortization, but will be tested for impairment at least annually. Upon adopting Statement of Financial Accounting Standards No. 141, Business Combinations, on July 1, 2001, the Company began to separately record acquired billboard permit values and goodwill. Prior to adoption, the Company did not obtain appraised values for acquired billboard permits, as the Company did not record acquired billboard permits separate from goodwill. The following table presents the carrying amount for each major class of indefinite-lived intangible asset at December 31, 2002 and 2001:

(In thousands)

	2002	2001

FCC Licenses	$11,738,947	$21,116,280
Billboard Permits	389,801	155,593

Total	$12,128,748	$21,271,873

In accordance with Statement 142, the Company tested these indefinite-lived intangible assets for impairment as of January 1, 2002 by comparing their fair value to their carrying value at that date. The test resulted in no impairment to the Company’s billboard permits. However, the Company recognized impairment on its FCC licenses of approximately $6.0 billion, net of deferred tax of $3.7 billion, which was recorded as a component of the cumulative effect of a change in accounting principle during the first quarter of 2002. The Company used the income approach to value FCC licenses, which involved estimating future cash flows expected to be generated from the licenses, discounted to their present value using a risk-adjusted discount rate. Terminal values were also estimated and discounted to their present value. In estimating future cash flows, the Company took into account the economic slow down in the radio industry at the end of 2001, coupled with the economic impact of the events of September 11th. The Company performed a subsequent impairment test at October 1, 2002, which resulted in no further impairment charge.

Goodwill

Statement 142 requires the Company to test goodwill for impairment using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount, if any, of the impairment. The Company completed the two-step impairment test during the first quarter of 2002. As a result of this test, the Company recognized impairment of approximately $10.8 billion, net of deferred taxes of $659.1 million related to tax deductible goodwill, as a component of the cumulative effect of a change in accounting principle during the first quarter of 2002. Consistent with the Company’s approach to fair valuing FCC licenses, the income approach was used to determine the fair value of each of the Company’s reporting units. Throughout 2001, unfavorable economic conditions persisted in the industries that the Company serves, which caused its customers to reduce the number of advertising dollars spent on the Company’s media inventory and live entertainment events as compared to prior periods. These conditions adversely impacted the cash flow projections used to determine the fair value of each reporting unit, resulting in the write-off of a portion of goodwill. The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the year ended December 31, 2002:

(In thousands)

	Radio	Outdoor	Entertainment	Other	Total

Balance as of December 31, 2001	$9,756,750	$4,216,618	$4,267,820	$26,118	$18,267,306
Acquisitions	15,581	414,054	16,353	1,753	447,741
Dispositions	(2,529)	(1,851)	—	—	(4,380)
Foreign currency	—	43,579	1,767	—	45,346
Adjustments	(64,539)	688	84	871	(62,896)
Impairment loss related to the adoption of FAS 142 (pre-tax)	(3,289,117)	(4,032,122)	(4,130,647)	—	(11,451,886)

Balance as of December 31, 2002	$6,416,146	$640,966	$155,377	$28,742	$7,241,231

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

NOTE C — BUSINESS ACQUISITIONS

2002 Acquisitions:

Ackerley Merger

On June 14, 2002, the Company consummated its merger with The Ackerley Group, Inc. (“Ackerley”). Pursuant to the terms of the merger agreement, each share of Ackerley ordinary and Class B common stock was exchanged for 0.35 shares of the Company’s common stock. After canceling 1.2 million shares of Ackerley common stock that were held by the Company prior to the signing of the merger agreement, approximately 12.0 million shares of the Company’s common stock were issued to Ackerley shareholders. The Company also assumed all of Ackerley’s outstanding employee stock options, which as of the merger date were exercisable for approximately 114,000 shares of the Company’s common stock. The merger is valued at approximately $493.0 million based on the number of the

Company’s common shares issued, which were at the average share price at the signing of the merger agreement, the historical cost of the Ackerley shares held prior to the merger date and the fair value of the employee stock options at the merger date. In addition, the Company assumed all of Ackerley’s outstanding debt, which had a fair value of $319.0 million at the merger date. The Company refinanced Ackerley’s credit facility and made a tender offer for Ackerley’s public debt concurrent with the merger. The tender offer was finalized on July 3, 2002 at a price of $1,129 per $1,000 tendered, resulting in the repurchase of substantially all of Ackerley’s public debt.

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

(In thousands)

June 14, 2002

Current assets	$53,645
Property, plant and equipment	142,736
Intangible assets	785,724
Other assets	16,318

Total Assets Acquired	$998,423

Current liabilities	(67,485)
Long-term debt	(318,970)
Deferred income taxes	(94,525)
Other long-term liabilities	(24,443)

Total Liabilities Assumed	(505,423)

Net Assets Acquired	$493,000

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

The results of operations for the year ended December 31, 2002 include the operations of Ackerley from June 14, 2002. Unaudited pro forma consolidated results of operations, assuming the Ackerley acquisition had occurred on January 1, 2001 would have been as follows:

(In thousands, except per share data)

	For the Year Ended December 31,

	2002	2001

Revenue	$8,501,064	$8,168,680
Income (loss) before cumulative effect of a change in accounting principle	$720,324	$(1,160,541)
Net income (loss)	$(16,058,202)	$(1,160,541)
Income (loss) before cumulative effect of a change in accounting principle per common share — Basic	$1.18	$(1.92)
Net income (loss) per common share — Basic	$(26.23)	$(1.92)
Income (loss) before cumulative effect of a change in accounting principle per common share — Diluted	$1.16	$(1.92)
Net income (loss) per common share — Diluted	$(25.35)	$(1.92)

The pro forma information above is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had the merger occurred at the beginning of 2001, nor is it indicative of future results of operations.

Other

In addition to the acquisition discussed above, during 2002 the Company acquired substantially all of the assets of 27 radio stations, 9,275 outdoor display faces and certain music, racing events promotional and exhibition related assets. The aggregate cash and restricted cash paid for these acquisitions was approximately $241.2 million.

2001 Acquisitions:

During 2001, the Company acquired substantially all of the assets of 183 radio stations, approximately 6,900 additional outdoor display faces and certain music, sports and racing events, promotional assets and sports talent representation contracts. The Company also acquired two FCC licenses of television stations, both of which we had previously been operating under a local marketing agreement, national representation contracts, and other assets. In addition, the Company exchanged one television license for two television licenses and $10.0 million of cash that was placed in a restricted trust for future acquisitions. The exchange was accounted for at fair value, resulting in a gain of $168.0 million, which was recorded in “Other income (expense) - net”. The Company’s 2001 acquisitions resulted in additional licenses and goodwill of approximately $1.2 billion, including $233.7 million relating to non-cash asset exchanges.

2000 Acquisitions:

Ackerley’s South Florida Outdoor Advertising Division

On January 5, 2000, the Company closed its acquisition of Ackerley’s South Florida outdoor advertising division (“Ackerley FL Division”) for $300.2 million. The Company funded the acquisition with advances on its credit facilities. This acquisition was accounted for as a purchase, with resulting goodwill of approximately $208.3 million, which prior to the Company adopting Statement No. 142, as discussed in Note B, had been amortizing over 25 years on a straight-line basis. The Company’s adoption of Statement No. 142 resulted in an impairment charge at the Outdoor reporting unit relating to goodwill. The goodwill recorded in this acquisition was included in the impairment test. The results of operations of Ackerley FL Division have been included in the financial statements of the Company beginning January 5, 2000.

AMFM Merger

On August 30, 2000, the Company closed its merger with AMFM Inc. (“AMFM”). Pursuant to the terms of the merger agreement, each share of AMFM common stock was exchanged for 0.94 shares of the Company’s common stock. Approximately 205.4 million shares of the Company’s common stock were issued in the AMFM merger, valuing the merger, based on the average market price of the Company’s common stock at the signing of the merger agreement, at $15.9 billion plus the assumption of AMFM’s outstanding debt of $3.5 billion. Additionally, the Company assumed options and common stock warrants with a fair value of $1.2 billion, which are convertible, subject to applicable vesting, into approximately 25.5 million shares of the Company’s common stock. The Company refinanced $540.0 million of AMFM’s long-term debt at the closing of the merger using its credit facility. The AMFM merger was accounted for as a purchase with resulting goodwill of approximately $7.1 billion, which prior to the Company adopting Statement No. 142 as discussed in Note B had been amortizing over 25 years on a straight-line basis. The Company’s adoption of Statement No. 142 resulted in an impairment charge at the Radio reporting unit relating to goodwill. In addition, the Company recorded an impairment charge relating to FCC licenses. The goodwill and FCC licenses values recorded in this merger were included in the Company’s impairment test. The results of operations of AMFM have been included in the financial statements of the Company beginning August 30, 2000.

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

SFX Merger

On August 1, 2000, the Company consummated its merger with SFX Entertainment, Inc. (“SFX”). Pursuant to the terms of the merger agreement, each share of SFX Class A common stock was exchanged for 0.6 shares of the Company’s common stock and each share of SFX Class B common stock was exchanged for one share of the Company’s common stock. Approximately, 39.2 million shares of the Company’s common stock were issued in the SFX merger. Based on the average market price of the Company’s common stock at the signing of the merger agreement, the merger was valued at $2.9 billion plus the assumption of SFX’s outstanding debt of $1.5 billion. Additionally, the Company assumed all stock options and common stock warrants with a fair value of $211.8 million, which are exercisable for approximately 5.6 million shares of the Company’s common stock. The Company refinanced $815.8 million of SFX’s $1.5 billion of long-term debt at the closing of the merger using its credit facilities. The SFX merger was accounted for as a purchase with resulting goodwill of approximately $4.1 billion, which prior to the Company adopting Statement No. 142 as discussed in Note B had been amortizing over 20 years on a straight-line basis. The Company’s adoption of Statement No. 142 resulted in an impairment charge at the Entertainment reporting unit relating to goodwill. The goodwill recorded by this merger was included in the impairment test. The results of operations of SFX have been included in the financial statements of the Company beginning August 1, 2000.

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

Donrey Media Group

On September 1, 2000, the Company completed its acquisition of the assets of Donrey Media Group (“Donrey”) for $372.6 million in cash consideration. The Company funded the acquisition with advances on its credit facilities. The acquisition was accounted for as a purchase, with resulting goodwill of approximately $290.3 million, which prior to the Company adopting Statement No. 142 as discussed in Note B had been amortizing over 25 years on a straight-line basis. The Company’s adoption of Statement No. 142 resulted in an impairment charge at the Outdoor reporting unit relating to goodwill. The goodwill recorded in this acquisition was included in the impairment test. The results of operations of the Donrey markets have been included in the financial statements of the Company beginning September 1, 2000.

Other

In addition during 2000, the Company acquired substantially all of the assets of 148 radio stations, 66,286 outdoor display faces and the live entertainment segment acquired sporting, music and theatrical events promotions, racing promotion, and venue management assets. The aggregate cash paid for these acquisitions was approximately $1.2 billion.

Acquisition Summary

The following is a summary of the assets and liabilities acquired and the consideration given for all acquisitions made during 2002 and 2001:

(In thousands)

	2002	2001

Property, plant and equipment	$178,836	$149,151
Accounts receivable	50,693	24,250
Goodwill and FCC licenses	964,953	960,259
Investments	2,176	25,029
Other assets	65,888	8,484

	1,262,546	1,167,173

Long-term debt	(318,970)	(11,316)
Other liabilities	(114,141)	(98,897)
Deferred tax	(95,224)	(4,640)
Ackerley shares held prior to merger	(14,153)	—
Common stock issued	(478,847)	(18,234)

	(1,021,335)	(133,087)

Total cash consideration	241,211	1,034,086
Less: Restricted cash used	(23,583)	(367,519)

Cash paid for acquisitions	$217,628	$666,567

The Company has entered into certain agreements relating to acquisitions that provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired company. The Company will continue to accrue additional amounts related to such contingent payments if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent payments, if performance targets were met, would not significantly impact the Company’s financial position or results of operations.

Restructuring

As a result of the Company’s merger with Ackerley in June 2002, the Company recorded $40.0 million related to the restructuring of Ackerley’s operations. Of the $40.0 million, $19.0 million is related to severance and $21.0 million is related to lease terminations. The Ackerley corporate office closed in July 2002. Also, in connection with the Company’s mergers in 2000 with SFX and AMFM, the Company restructured the SFX and AMFM operations. The AMFM corporate offices in Dallas and Austin, Texas were closed on March 31, 2001 and a portion of the SFX corporate office in New York was closed on June 30, 2001. Other operations of AMFM have either been discontinued or integrated into existing similar operations. As of December 31, 2002, the restructuring has resulted in the actual termination of approximately 780 employees and the pending termination of approximately 20 more employees. The Company has recorded a liability in purchase accounting primarily related to severance for terminated employees and lease terminations as follows:

(In thousands)

	2002	2001	2000

Severance and lease termination costs:
Accrual at January 1	$53,182	$84,291	$4,348
Estimated costs charged to restructuring accrual in purchase accounting	40,043	—	124,998
Adjustments to restructuring accrual	(4,162)	41,624	(4,201)
Payments charged against restructuring accrual	(15,490)	(72,733)	(40,854)

Remaining severance and lease termination accrual at December 31	$73,573	$53,182	$84,291

The remaining severance and lease accrual is comprised of $44.8 million of severance and $28.8 million of lease termination. The severance accrual includes amounts that will be paid over the next several years related to deferred payments to former employees as well as other compensation. The lease termination accrual will be paid over the next five years. During 2002, $12.9 million was paid and charged to the restructuring reserve related to severance. The Company made adjustments to finalize the purchase price allocation for both the AMFM and SFX mergers during 2001. The purchase price allocation related to the Ackerley merger will be finalized in 2003. All adjustments have been, and any future potential excess reserves will be recorded as an adjustment to the purchase price.

NOTE D – INVESTMENTS

The Company’s most significant investments in nonconsolidated affiliates are listed below:

Australian Radio Network

The Company owns a fifty-percent (50%) interest in Australian Radio Network (“ARN”), an Australian company that owns and operates radio stations, a narrowcast radio broadcast service and a radio representation company in Australia.

Hispanic Broadcasting Corporation

The Company owns 26% of the total common stock of Hispanic Broadcasting Corporation (“HBC”), a leading domestic Spanish-language radio broadcaster. At December 31, 2002, the fair market value of the Company’s shares of HBC was $581.6 million.

Grupo ACIR Comunicaciones

The Company owns a forty-percent (40%) interest in Grupo ACIR Comunicaciones (“ACIR”), a Mexican radio broadcasting company. ACIR owns and operates radio stations throughout Mexico.

Clear Media

The Company owns 46.1% of the total number of shares of Hainan White Horse Advertising Media Investment Co. Ltd. (“Clear Media”), formerly known as White Horse, a Chinese company that operates street furniture displays throughout China. At December 31, 2002, the fair market value of the Company’s shares of Clear Media was $117.2 million.

Summarized Financial Information

The following table summarizes the Company’s investments in these nonconsolidated affiliates:

(In thousands)

				Clear	All
	ARN	HBC	ACIR	Media	Others	Total

At December 31, 2001	$79,875	$165,062	$51,276	$56,013	$149,959	$502,185
Acquisition of new investments	—	—	—	—	2,113	2,113
Transfers from cost investments and other reclasses	—	—	—	(50)	(2,843)	(2,893)
Additional investment, net	(1,416)	—	—	4,144	(8,756)	(6,028)
Equity in net earnings (loss)	5,770	10,638	1,984	4,782	(1,385)	21,789
Cumulative effect of a change in accounting principle	(5,242)	—	—	—	—	(5,242)
Foreign currency transaction adjustment	(364)	—	—	—	—	(364)
Foreign currency translation adjustment	7,450	—	(1,122)	(1)	24,327	30,654

At December 31, 2002	$86,073	$175,700	$52,138	$64,888	$163,415	$542,214

The above investments are not consolidated, but are accounted for under the equity method of accounting, whereby the Company records its investments in these entities in the balance sheet as “Investments in, and advances to, nonconsolidated affiliates.” The Company’s interests in their operations are recorded in the statement of operations as “Equity in earnings of nonconsolidated affiliates”. Other income derived from transactions with nonconsolidated affiliates consists of interest income of $5.1 million in 2002, $3.7 million in 2001 and $4.3 million in 2000, and are recorded in the statement of operations as “Equity in earnings of nonconsolidated affiliates.” Accumulated undistributed earnings included in retained earnings for these investments was $67.5 million, $45.7 million and $39.0 million for December 31, 2002, 2001 and 2000, respectively.

The Company conducts business with certain of its equity method investees in the ordinary course of business. Transactions relate to venue rentals, management fees, sponsorship revenue, and reimbursement of certain costs. In 2002, payments made to and received from these equity investees for services rendered for these business ventures were approximately $10.3 million and $3.1 million, respectively. It is the Company’s opinion, that these transactions were recorded at fair value.

Other Investments

Other investments of $89.8 million and $354.3 million at December 31, 2002 and 2001, respectively, include marketable equity securities classified as follows:

(In thousands)

		Unrealized
	Fair
Investments	Value	Gains	(Losses)	Net	Cost

2002
Available-for sale	$54,430	$1,444	$(11,440)	$(9,996)	$64,426
Trading	7,097	663	—	663	6,434
Other cost investments	28,317	—	—	—	28,317

Total	$89,844	$2,107	$(11,440)	$(9,333)	$99,177

(In thousands)

		Unrealized
	Fair
Investments	Value	Gains	(Losses)	Net	Cost

2001
Available-for sale	$270,890	$143,344	$—	$143,344	$127,546
Trading	19,040	12,606	—	12,606	6,434
Other cost investments	64,411	—	—	—	64,411

Total	$354,341	$155,950	$—	$155,950	$198,391

Accumulated net unrealized gain (loss) on available-for-sale securities, net of tax, of $(3.1) million and $92.0 million were recorded in shareholders’ equity in “Accumulated other comprehensive income (loss)” at December 31, 2002 and 2001, respectively. The net unrealized gain (loss) on trading securities of $(11.9) million and $12.6 million for the year ended December 31, 2002 and 2001, respectively, is recorded on the statement of operations in “Gain on marketable securities”. Other cost investments include various investments in companies for which there is no readily determinable market value.

On January 1, 2001, the Company reclassified 2.0 million shares of American Tower Corporation from available-for-sale to a trading security under the one-time exception allowed in Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities. The shares were transferred to a trading classification at their fair market value of $76.2 million and an unrealized pretax holding gain of $69.7 million was recorded on the statement of operations in “Gain on marketable securities”.

During 2002, an unrealized loss of $25.3 million was recorded on the statement of operations in “Gain (loss) on marketable securities” related to the impairment of investment in a media company that had declines in its market value that was considered to be other-than-temporary. Also during 2002, realized gains of $4.0 million, $4.6 million and $2.8 million were recorded on the statement of operations in “Gain (loss) on sale of assets related to mergers”, “Gain (loss) on marketable securities” and “Other income expense – net”, respectively. Finally, during 2002, the Company cancelled its investment of $14.2 million in Ackerley common shares as part of the consideration paid in that merger. During 2001, unrealized losses of $55.6 million and $11.6 million were recorded on the statement of operations in “Gain (loss) on marketable securities” and “Gain (loss) on sale of assets related to mergers”, respectively, related to impairments of investments that had declines in their market values that were considered to be other-than-temporary. These impairments include investments in Internet companies and various media companies.

In connection with the completion of the AMFM merger, Clear Channel and AMFM entered into a Consent Decree with the Department of Justice regarding AMFM’s investment in Lamar Advertising Company, (“Lamar”). The Consent Decree, among other things, required the Company to sell all of its 26.2 million shares of Lamar by December 31, 2002 and relinquish all shareholder rights during the disposition period. As a result, the Company did not exercise significant influence and accounted for this investment under the cost method of accounting. During 2001, proceeds of $920.0 million were received on the sale of 24.9 million shares of Lamar. A loss of $235.0 million was realized on the sale of Lamar common stock in 2001, which was recorded in “Gain (loss) on sale of assets related to mergers”. At December 31, 2001, the Company no longer held any Lamar common stock.

NOTE E — LONG-TERM DEBT

Long-term debt at December 31, 2002 and 2001 consisted of the following:

(In thousands)

	December 31,

	2002	2001

Bank credit facilities	$2,152,265	$1,513,698
Senior Notes:
1.5% Convertible Notes Due 2002	—	1,000,000
Floating Rate Notes Due 2002	—	250,000
2.625% Convertible Notes Due 2003	517,581	574,991
7.25% Senior Notes Due 2003	736,975	750,000
7.875% Notes Due 2005	750,000	750,000
6.5% Notes (denominated in Euro) Due 2005	681,603	578,175
6.0% Senior Notes Due 2006	750,000	750,000
6.625% Senior Notes Due 2008	125,000	125,000
7.65% Senior Notes Due 2010	750,000	750,000
6.875% Senior Debentures Due 2018	175,000	175,000
7.25% Debentures Due 2027	300,000	300,000
Fair value adjustments related to interest rate swaps	119,844	106,649
Liquid Yield Option Notes	252,133	244,367
Various subsidiary level notes	1,272,746	1,432,402
Other long-term debt	195,475	182,652

	8,778,622	9,482,934
Less: current portion	1,396,532	1,515,221

Total long-term debt	$7,382,090	$7,967,713

The Company’s senior notes, Liquid Yield Option Notes and bank credit facilities are direct, unsecured obligations of the Company ranking equally with all of the Company’s other unsecured and unsubordinated indebtedness. Since the Company is a holding company, the debt securities will be effectively subordinated to the indebtedness of the Company’s subsidiaries.

The bank credit facilities are supported by a limited subsidiary guaranty and a pledged intercompany note from AMFM Operating Inc., a wholly-owned subsidiary of the Company. The limited subsidiary guaranty guarantees and the pledged intercompany note secures a portion of the credit facility obligations. At December 31, 2002 the amounts of the limited subsidiary guaranty and pledged intercompany note were $1.0 billion and $300.0 million, respectively. AMFM Operating Inc.’s 8% senior notes due 2008 are unsecured obligations of AMFM Operating Inc. and rank equally in right of payment to the extent of the aforementioned guaranty of the Company’s bank credit facilities, and senior in right of payment to on all other unsecured indebtedness of AMFM Operating Inc.

Bank Credit Facilities

The Company has three separate bank credit facilities. Interest rates for each facility are based upon a prime, LIBOR, or Federal Funds rate selected at the Company’s discretion, plus a margin. The first facility is a reducing revolving line of credit, originally in the amount of $2.0 billion that matures June 30, 2005. Beginning September 30, 2000, commitments under this facility began reducing on a quarterly basis and as a result principal repayments may be required to the extent borrowings would otherwise exceed the available level of commitments. The reductions in amounts available for future borrowings total $109.4 million per quarter in 2003 and 2004, and $131.3 million in the first two quarters of 2005. At December 31, 2002, $555.0 million was outstanding and $832.5 million was available for future borrowings. There were no outstanding letters of credit under this facility.

The second facility is a $1.5 billion multi-currency credit facility that matures August 30, 2005. At December 31, 2002, $1.5 million was outstanding, and there were $142.3 million in letters of credit outstanding, which reduces availability. At December 31, 2002, $1.4 billion was available for future borrowings.

The third facility was a $1.5 billion 364-day revolving credit facility that matured on August 28, 2002. The Company exercised its option upon maturity to convert this facility into a $1.5 billion three-year term loan with a maturity of August 28, 2005. At December 31, 2002, the outstanding balance was $1.5 billion. There were no outstanding letters of credit under this facility.

At December 31, 2002, interest rates on the bank credit facilities varied from 1.92% to 2.045% on borrowings denominated in US dollars and from 1.285% to 7.496% on borrowings in other currencies.

Senior Notes

All fees and initial offering discounts are being amortized as interest expense over the life of the note. The aggregate face value and market value of the senior notes was approximately $4.9 billion and $5.2 billion, respectively, at December 31, 2002. The aggregate face value and market value of the senior notes was approximately $6.1 billion at December 31, 2001.

2.625% Convertible Notes: The notes are convertible into the Company’s common stock at any time following the date of original issuance, unless previously redeemed, at a conversion price of $61.95 per share, subject to adjustment in certain events. The Company has reserved 8.4 million shares of common stock for the conversion of these notes. The notes are redeemable, in whole or in part, at the option of the Company at any time on or after April 1, 2002 and until March 31, 2003 at 100.525%; and on April 1, 2003 at 100%, plus accrued interest.

Interest Rate Swaps: The Company entered into interest rate swap agreements on the 7.25% senior notes due 2003 and the 7.875% senior notes due 2005 whereby the Company pays interest at a floating rate and receives the fixed rate coupon. The fair value of these swaps was $119.8 million and $106.6 million at December 31, 2002 and 2001, respectively.

Various Subsidiary Level Notes

The aggregate face value and market value of the various subsidiary level notes was approximately $1.3 billion and $1.4 billion at December 31, 2002 and 2001, respectively.

Notes assumed in AMFM Merger: On October 6, 2000, the Company made payments of $231.4 million pursuant to mandatory offers to repurchase due to a change of control on the following series of AMFM Operating Inc.’s debt: 8% senior notes due 2008, 8.125% senior subordinated notes due 2007 and 8.75% senior subordinated notes due 2007, as well as the 12.625% exchange debentures due 2006. The aggregate remaining balance of these series of AMFM Operating Inc. long-term bonds was $1.3 billion at December 31, 2002, which includes a purchase accounting premium of $44.6 million.

On January 15, 2002, the Company redeemed all of the outstanding 12.625% exchange debentures due 2006, originally issued by SFX Broadcasting. The debentures were redeemed for $150.8 million plus accrued interest. The redemption resulted in a gain of $3.9 million, net of tax recorded in “other income (expense) – net” on the statement of operations.

Chancellor Media Corporation, SFX Broadcasting, and AMFM Operating Inc., or their successors are all indirect wholly-owned subsidiaries of the Company.

Notes assumed in SFX Merger: During 2000, the Company launched a tender offer for any and all of its 9.125% senior subordinated notes due 2008 and consequently redeemed notes with a redemption value of approximately $602.9 million. Approximately $6.9 million of the notes remain outstanding at December 31, 2002.

Debt Covenants

The most significant covenants in the Company’s debt are leverage and interest coverage ratio covenants contained in the credit facilities. The leverage ratio covenant requires the Company to maintain a ratio of total debt to EBITDA (both defined by the credit facilities) of less than 5.50x through June 30, 2003 and less than 5.00x from July 1, 2003 through the maturity of the facilities. The interest coverage covenant requires the Company to maintain a minimum ratio of EBITDA (as defined by the credit facilities) to interest expense of 2.00x. In the event that the Company does not meet these covenants, it is considered to be in default on the credit facilities at which time the credit facilities may become immediately due. The Company’s bank credit facilities have cross-default provisions among the bank facilities only. No other debt agreements of the Company have cross-default or cross-acceleration provisions.

Additionally, the AMFM Operating Inc. long-term bonds contain certain restrictive covenants that limit the ability of AMFM Operating Inc., a wholly-owned subsidiary of the Company, to incur additional indebtedness, enter into certain transactions with affiliates, pay dividends, consolidate, or effect certain asset sales. The AMFM Operating Inc. long-term bonds have cross-default and cross-acceleration provisions among the AMFM Operating Inc. long-term bonds only.

At December 31, 2002, the Company was in compliance with all debt covenants. The Company expects to be in compliance during 2003.

Liquid Yield Option Notes

The Company assumed 4.75% Liquid Yield Option Notes (“LYONs”) due 2018 with a fair value of $225.4 million as a part of the merger with Jacor on May 4, 1999. Each LYON has a principal amount at maturity of $1,000 and is convertible, at the option of the holder, at any time on or prior to maturity, into the Company’s common stock at a conversion rate of 7.227 shares per LYON. The LYONs had a balance, net of redemptions, conversions to common stock, amortization of premium, and accretion of interest, at December 31, 2002, of $252.1 million, which includes a purchase accounting premium of $42.1 million, and approximate fair value of $212.5 million. At December 31, 2002, approximately 3.1 million shares of common stock were reserved for the conversion of the LYONs.

The LYONs were not redeemable by the Company prior to February 9, 2003. Thereafter, the LYONs are redeemable for cash at any time at the option of the Company in whole or in part, at redemption prices equal to the issue price plus accrued original issue discount to the date of redemption.

The LYONs can be purchased by the Company, at the option of the holder, on February 9, 2003; February 9, 2008; and February 9, 2013; for a purchase price of $494.52, $625.35 and $790.79, respectively, representing a 4.75% yield per annum to the holder on such date. The Company, at its option, may elect to pay the purchase price on any such purchase date in cash or common stock, or any combination thereof. At February 9, 2003, 9,683 LYONs were put to the Company for an aggregate price of $4.8 million.

Future maturities of long-term debt at December 31, 2002 are as follows:

(In thousands)

2003	$1,396,532
2004	12,649
2005	3,599,257
2006	753,534
2007	576,719
Thereafter	2,439,931

Total	$8,778,622

NOTE F — FINANCIAL INSTRUMENTS

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

In accordance with the Company’s risk management policies, it formally documents its hedging relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The Company formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting. The Company does not enter into derivative instruments for speculation or trading purposes.

Interest Rate Risk Management

The Company’s policy is to manage interest expense using a mix of fixed and variable rate debt. To manage this mix in a cost-efficient manner, the Company enters into interest rate swap agreements in which the Company agrees to exchange the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps, designated as fair value hedges, hedge underlying fixed-rate debt obligations with a principal amount of $1.5 billion. The terms of the underlying debt and the interest rate swap agreements coincide; therefore the hedge qualifies for the short-cut method defined in Statement 133. Accordingly, no net gains or losses were recorded in income related to the Company’s underlying debt and interest rate swap agreements. In accordance with Statement 133, on January 1, 2001, the Company recorded an asset on the balance sheet as “Other long-term assets” of $49.0 million to reflect the fair value of the interest rate swap agreements and increased the carrying value of the underlying debt by an equal amount. On December 31, 2002 and 2001, the fair value of the interest rate swap agreements was approximately $119.8 million and $106.6 million, respectively. Accordingly, an adjustment was made to the asset and carrying value of the underlying debt on December 31, 2002 and 2001 to reflect the increase in fair value.

Secured Forward Exchange Contract

On January 31, 2001, and again on June 25, 2001, Clear Channel Investments, Inc., a wholly-owned subsidiary of the Company, entered into two ten-year secured forward exchange contracts that monetized 2.6 million shares and .3 million shares of the Company’s investment in American Tower Corporation, (“AMT”), respectively. The January 31, 2001 and June 25, 2001 secured forward exchange contracts protect the Company against decreases in the fair value of AMT below $36.54 per share and $24.53 per share, respectively, while providing participation in increases in the fair value of the stock up to $47.50 per share and $31.88 per share, respectively. During the term of the secured forward exchange contracts, the Company retains ownership of the AMT shares. The Company’s obligation under the secured forward exchange contracts is collateralized by a security interest in the AMT shares.

Under Statement 133, these contracts are considered hybrid instruments - long-term obligations with derivative instruments embedded into the contracts. Statement 133 requires a hybrid instrument to be bifurcated such that the long-term obligations and the embedded derivatives are accounted for separately under the appropriate accounting guidance. The long-term obligations have been recorded on the balance sheet as “Other long-term liabilities” at their inception fair value of $56.9 million and accrete to their maturity values totaling $103.0 million over their ten-year term, with the accretion classified as interest expense. As of December 31, 2002 and 2001, the aggregate balance of the long-term obligations was $64.1 million and $60.3 million, respectively, while the aggregate balance of the embedded derivatives recorded on the balance sheet as “Other assets” was $64.4 million and $34.9 million, respectively. For the twelve months ended December 31, 2002 and 2001, the fair value of the embedded derivative increased $29.5 million and $68.8 million, respectively. The increase in fair value was recorded in earnings as “Gain on marketable securities”. On December 31, 2002 and 2001, the fair market value of the 2.0 million shares of AMT previously reclassified as trading securities was $7.1 million and $19.0 million, respectively. For the twelve months ended December 31, 2002 and 2001, the fair value of the AMT shares classified as trading securities had decreased $11.9 million and $57.2 million, respectively. The change in the fair market value of these shares has been recorded in earnings as “Gain on marketable securities”.

Foreign Currency Rate Management

As a result of the Company’s foreign operations, the Company is exposed to foreign currency exchange risks related to its investment in net assets in foreign countries. To manage this risk, the Company enters into foreign denominated debt to hedge a portion of the effect of movements in currency exchange rates on these net investments. The Company’s major foreign currency exposure involves markets with net investments in Euros and the British pound. The primary purpose of the Company’s foreign currency hedging activities is to offset the translation gain or losses associated with the Company’s net investments denominated in foreign currencies. Since the debt is denominated in the same currency as the foreign denominated net investment, the hedge, which is on an after-tax basis, will offset a portion of the translation changes in the corresponding net investment. Since an assessment of this hedge revealed no ineffectiveness, all of the translation gains and losses associated with this debt are reflected as a translation adjustment within accumulated other comprehensive income (loss) within shareholders’ equity. As of December 31, 2002 and 2001, cumulative translation losses, net of tax of $44.7 million and $126.4 million, respectively, have been reported as a part of “Accumulated other comprehensive income (loss)” within shareholders’ equity.

NOTE G — COMMITMENTS AND CONTINGENCIES

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

The Company has minimum franchise payments associated with non-cancelable contracts that enable it to display advertising on such media as buses, taxis, trains, bus shelters and terminals, as well as other type contacts. The majority of these contracts contain rent provisions that are calculated as the greater of a percentage of the relevant advertising revenue or a specified guaranteed minimum annual payment.

In addition, the Company has commitments relating to required purchases of property, plant, and equipment under certain street furniture contracts, as well as construction commitments for facilities and venues.

As of December 31, 2002, the Company’s future minimum rental commitments under non-cancelable operating lease agreements with terms in excess of one year, minimum rental payments under non-cancelable contracts in excess of one year, and capital expenditure commitments consist of the following:

(In thousands)

	Non-Cancelable
	Operating	Non-Cancelable	Capital
	Leases	Contracts	Expenditures

2003	$318,878	$500,027	$216,680
2004	285,195	280,462	88,217
2005	251,332	226,290	39,195
2006	220,586	156,093	26,337
2007	200,537	105,179	11,175
Thereafter	1,194,507	365,803	—

Total	$2,471,035	$1,633,854	$381,604

Rent expense charged to operations for 2002, 2001 and 2000 was $839.5 million, $773.3 million and $429.5 million, respectively.

From time to time, claims are made and lawsuits are filed against the Company, arising out of the ordinary business of the Company. In the opinion of the Company’s management, liabilities, if any, arising from these actions are either covered by insurance or accrued reserves, or would not have a material adverse effect on the financial condition of the Company.

In various areas in which the Company operates, outdoor advertising is the object of restrictive and, in some cases, prohibitive zoning and other regulatory provisions, either enacted or proposed. The impact to the Company of loss of displays due to governmental action has been somewhat mitigated by federal and state laws mandating compensation for such loss and constitutional restraints.

Various acquisition agreements include deferred consideration payments including future contingent payments based on the financial performance of the acquired companies, generally over a one to five year period. Contingent payments involving the financial performance of the acquired companies are typically based on the acquired company meeting certain EBITDA targets as defined in the agreement. The contingent payment amounts are generally calculated based on predetermined multiples of the achieved EBITDA not to exceed a predetermined maximum payment. At December 31, 2002, the Company believes its maximum aggregate contingency, which is subject to the financial performance of the acquired companies, is approximately $65.7 million. In addition, certain acquisition agreements include deferred consideration payments based on performance requirements by the seller, generally over a one to five year period. Contingent payments based on performance requirements by the seller typically involve the completion of a development or obtaining appropriate permits that enable the Company to construct additional advertising displays. At December 31, 2002, the Company believes its maximum aggregate contingency, which is subject to performance requirements by the seller, is approximately $35.8 million. As the contingencies have not been met or resolved as of December 31, 2002, these amounts are not recorded. If future payments are made, amounts will be recorded as additional purchase price.

The Company has various investments in nonconsolidated affiliates that are subject to agreements that contain provisions that may result in future additional investments to be made by the Company. The put values are contingent upon financial performance of the investee and typically based on the investee meeting certain EBITDA targets, as defined in the agreement. The contingent payment amounts are generally calculated based on predetermined multiples of the achieved EBITDA not to exceed a predetermined maximum amount.

NOTE H — GUARANTEES

As of December 31, 2002 and 2001, the Company guaranteed third party debt of approximately $98.6 million and $225.2 million, respectively. The guarantees arose primarily in 2000 in conjunction with the Company entering into long-term contracts with third parties. The guarantees will terminate the earlier of the sale of the underlying assets or September 2004. The operating assets associated with these contracts secure the debt that the Company has guaranteed. Only to the extent that the assets are either sold by the third-party for less than the guaranteed amount or the third party is unable to service the debt will the Company be required to make a cash payment under the guarantee. As of December 31, 2002, it is not probable that the Company will be required to make a payment under these guarantees. Thus, as of December 31, 2002 and 2001, the guarantees associated with long-term operating contracts are not recorded on the Company’s financial statements. These guarantees are included in the Company’s calculation of its leverage ratio covenant under the bank credit facilities.

As of December 31, 2002, the Company has provided a guarantee under a certain performance contract of approximately $77.4 million that expires in 2004. Under this guarantee, if the amount collected from the third parties that receive the benefit under the performance contract does not exceed the guarantee amount, the Company must make payment for the shortfall. During 2002 and 2001, under this guarantee, the Company has made payments of $3.8 million and $2.2 million, respectively. As of December 31, 2002, the Company has a liability recorded and classified in “Other current liabilities” on its financial statements of approximately $4.2 million for unpaid shortfalls under this guarantee for the contract period of 2001 and 2002. As of December 31, 2002, the Company cannot reasonably estimate whether it will have to make any future payments under this guarantee for the 2003 and 2004 contract periods. As such, possible losses on this executory performance contract will be appropriately recorded in the period that they are incurred.

The Company guarantees a $150.0 million five-year revolving credit facility between its international subsidiary and a group of international banks. The credit facility expires in 2005. The facility allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provides funds to the Company’s international operations for certain working capital needs. At December 31, 2002 and 2001, the outstanding balance on the credit facility was $95.7 million and $94.4 million, respectively. The outstanding balance on the credit facility is recorded in “Long-term debt” on the Company’s financial statements.

AMFM Operating Inc., an indirect wholly-owned subsidiary of the Company has guaranteed a portion of the Company’s bank credit facilities including the reducing revolving line of credit facility, the $1.5 billion five-year multi-currency revolving credit facility and the $1.5 billion three-year term loan with outstanding balances at December 31, 2002, of $555.0 million, $1.5 million, and $1.5 billion, respectively. At December 31, 2002, the contingent liability under these guarantees was $1.0 billion. At December 31, 2002, these outstanding balances are recorded in “Long-term debt” on the Company’s financial statements.

Within the Company’s bank credit facilities agreements is a provision that requires the Company to reimburse lenders for any increased costs that they may incur in an event of a change in law, rule or regulation resulting in their reduced returns from any change in capital requirements. In addition to not being able to estimate the potential amount of any future payment under this provision, the Company is not able to predict if such event will ever occur.

The Company currently has guarantees that provide protection to its international subsidiary’s banking institutions related to overdraft lines and credit card charge-back transactions up to approximately $62.0 million. As of December 31, 2002, no amounts were outstanding under these agreements.

As of December 31, 2002, the Company has outstanding commercial standby letters of credit of $142.3 million that primarily expire in 2003. These letters of credit relate to various operational matters including insurance, bid, and performance bonds as well as other items. These letters of credit reduce the borrowing availability on the Company’s bank credit facilities, and are included in the Company’s calculation of its leverage ratio covenant under the bank credit facilities.

NOTE I — INCOME TAXES

Significant components of the provision for income tax expense (benefit) are as follows:

(In thousands)

	2002	2001	2000

Current — federal	$102,785	$26,598	$63,366
Current — foreign	33,594	19,450	4,290
Current — state	12,764	11,315	10,364

Total current	149,143	57,363	78,020
Deferred — federal	350,237	(137,213)	340,999
Deferred — foreign	(36,034)	(13,462)	16,484
Deferred — state	30,020	(11,659)	29,228

Total deferred	344,223	(162,334)	386,711

Income tax expense (benefit)	$493,366	$(104,971)	$464,731

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2002 and 2001 are as follows:

(In thousands)

	2002	2001

Deferred tax liabilities:
Intangibles and fixed assets	$2,605,842	$6,509,478
Unrealized gain in marketable securities	—	45,365
Accrued liabilities	—	120,636
Foreign	77,715	101,704
Equity in earnings	17,110	5,641
Investments	5,398	1,631
Other	12,417	28,136

Total deferred tax liabilities	2,718,482	6,812,591
Deferred tax assets:
Unrealized loss in marketable securities	20,876	—
Accrued expenses	110,236	143,682
Long-term debt	81,044	104,678
Net operating loss carryforwards	21,438	151,730
Alternative minimum tax carryforwards	13,437	2,697
Bad debt reserves	21,259	18,804
Deferred income	13,416	17,704
Other	32,985	25,149

Total gross deferred tax assets	314,691	464,444
Valuation allowance	66,667	164,070

Total deferred tax assets	248,024	300,374

Net deferred tax liabilities	$2,470,458	$6,512,217

The deferred tax liability related to intangibles and fixed assets primarily relates to the difference in book and tax basis of acquired FCC licenses and goodwill created from the Company’s various stock acquisitions. As discussed in Note B, upon adoption of Statement No. 142, the Company recorded an impairment charge of approximately $6.0 billion, net of deferred tax of $3.7 billion, related to its FCC licenses. In accordance with Statement No. 142, the Company no longer amortizes FCC licenses. Thus, a deferred tax benefit for the difference between book and tax amortization for the Company’s FCC licenses and tax-deductible goodwill is no longer recognized, as these assets are no longer amortized for book purposes. As a result, this deferred tax liability will not reverse over time unless the Company recognizes future impairment charges on its FCC licenses or sells its FCC licenses. As the Company continues to amortize its tax basis in its FCC licenses, the deferred tax liability will increase over time.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense (benefit) is:

(In thousands)

	2002		2001		2000

	Amount	Percent	Amount	Percent	Amount	Percent

Income tax expense (benefit) at statutory rates	$426,366	35%	$(437,149)	(35%)	$249,739	35%
State income taxes, net of federal tax benefit	42,784	4%	(344)	0%	25,686	3%
Amortization of goodwill	—		238,474	19%	169,365	24%
Foreign taxes	(6,248)	(1%)	34,766	3%	20,774	3%
Nondeductible items	8,527	1%	7,009	1%	4,812	1%
Other, net	21,937	2%	52,273	4%	(5,645)	(1%)

	$493,366	41%	$(104,971)	(8%)	$464,731	65%

During 2002, the Company utilized approximately $400.0 million of net operating loss carryforwards, the majority of which were generated by certain acquired companies prior to their acquisition by the Company. In connection with accounting for these acquisitions, a deferred tax asset valuation allowance was recorded based on the

Company’s assessment of the likelihood of realization of these net operating loss carryforwards and other deferred tax assets. The utilization of the net operating loss carryforwards reduced current taxes payable and current tax expense as of and for the year ended December 31, 2002, and resulted in a reduction of the deferred tax asset valuation allowance. The reduction in the valuation allowance was recorded as an adjustment to the original purchase price allocation and did not impact total income tax expense.

The remaining federal net operating loss carryforwards of $46.5 million expire in various amounts from 2003 to 2022.

NOTE J – SHAREHOLDERS’ EQUITY

Common Stock Warrants

The Company assumed two issues of fully exercisable common stock warrants as a part of its merger with Jacor in 1999.

Warrants expired February 27, 2002

The Company assumed 3.6 million common stock warrants that expired on February 27, 2002. Each warrant represented the right to receive .1304410 shares of the Company’s common stock, at an exercise price of $34.56 per full share of the Company’s common stock. The Company issued 341,053 and 15,768 shares of common stock in 2002 and 2001, respectively, on exercises of these common stock warrants.

Warrants expired September 18, 2001

The Company assumed 21.6 million common stock warrants that expired on September 18, 2001. Each warrant represented the right to receive .2355422 shares of the Company’s common stock, at an exercise price of $24.19 per full share of the Company’s common stock. The Company issued 5.1 million shares of common stock in 2001 on exercises of these common stock warrants.

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

As a result of the mergers with Ackerley in 2002, and AMFM and SFX in 2000, the Company assumed stock options that were granted to employees and affiliates of these companies. These options were granted in accordance with each respective company’s policy and under the terms of each respective company’s stock option plans. Pursuant to the respective merger agreements, the Company assumed the obligation to fulfill all options granted in accordance with the original grant terms adjusted for the appropriate merger exchange ratio.

The following table presents a summary of the Company’s stock options outstanding at and stock option activity during the years ended December 31, 2002, 2001 and 2000.

(In thousands, except per share data)

		Weighted Average
		Exercise Price Per
	Options	Share

Options outstanding at January 1, 2000	8,050	$32.00
Options assumed in acquisitions	31,075	40.00
Options granted	3,540	62.00
Options exercised (1)	(1,915)	21.00
Options forfeited	(638)	55.00

Options outstanding at December 31, 2000	40,112	$41.00

Weighted average fair value of options granted during 2000	$29.00

Options outstanding at January 1, 2001	40,112	$41.00
Options granted	11,389	51.00
Options exercised (1)	(2,928)	25.00
Options forfeited	(1,426)	58.00

Options outstanding at December 31, 2001	47,147	$44.00

Weighted average fair value of options granted during 2001	$25.00

Options outstanding at January 1, 2002	47,147	$44.00
Options assumed in acquisitions	114	52.00
Options granted	262	35.00
Options exercised (1)	(2,508)	21.00
Options forfeited	(2,072)	57.00

Options outstanding at December 31, 2002 (2)	42,943	$45.00

Weighted average fair value of options granted during 2002	$16.00

(1)	The Company received an income tax benefit of $22.5 million, $32.8 million and $30.6 million relating to the options exercised during 2002, 2001 and 2000, respectively. Such benefits are recorded as adjustments to “Additional paid-in capital” in the statement of shareholders’ equity.

(2)	Of the 42.9 million options outstanding at December 31, 2002, 29.6 million were exercisable at a weighted average exercise price of $40.54. There were 47.5 million shares available for future grants under the various option plans at December 31, 2002. Vesting dates range from February 2003 to October 2007, and expiration dates range from February 2003 to October 2012 at exercise prices and average contractual lives as follows:

(In thousands of shares)

				Weighted Average
			Outstanding as of	Remaining	Weighted Average	Exercisable as of	Weighted Average
Range of Exercise Prices			12/31/02	Contractual Life	Exercise Price	12/31/02	Exercise Price

$0.0000	—	$11.2467	2,000	3.6	$4.7317	2,000	$4.7317
11.2468	—	22.4933	2,036	3.1	14.9461	2,036	14.9461
22.4934	—	33.7400	6,596	5.0	27.3496	6,160	27.3649
33.7401	—	44.9867	5,051	4.6	42.9288	4,434	43.1150
44.9868	—	56.2334	16,244	6.5	48.5011	10,310	49.1070
56.2335	—	67.4800	9,202	5.1	60.2493	3,500	60.1269
67.4801	—	78.7267	1,198	5.2	71.8252	621	73.1814
78.7268	—	89.9734	572	2.7	83.4097	517	83.0138
89.9735	—	101.2200	44	2.9	96.4105	36	97.2519

			42,943	5.3	$44.5658	29,614	$40.5361

The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for 2002, 2001 and 2000:

	2002	2001	2000

Risk-free interest rate	2.85% – 5.33%	4.9% – 5.2%	6.0%
Dividend yield	0%	0%	0%
Volatility factors	36% – 49%	36% – 37%	34%
Weighted average expected life	3.5 – 7.5	6 – 8	6

Pro forma net income and earnings per share, assuming that the Company had accounted for its employee stock options using the fair value method and amortized such to expense over the options’ vesting period is as follows:

(in thousands, except per share data)

	2002	2001	2000

Net income (loss) before extraordinary item
As reported	$724,823	$(1,144,026)	$248,808
Pro Forma	$672,212	$(1,193,495)	$219,898
Net income (loss) before extraordinary item per common share
Basic:
As reported	$1.20	$(1.93)	$.59
Pro Forma	$1.11	$(2.02)	$.52
Net income (loss) before extraordinary item per common share
Diluted:
As reported	$1.18	$(1.93)	$.57
Pro Forma	$1.10	$(2.02)	$.50

The weighted average fair value of stock options granted is required to be based on a theoretical option pricing model. In actuality, because the company’s employee stock options are not traded on an exchange, employees can receive no value nor derive any benefit from holding stock options under these plans without an increase in the market price of Clear Channel stock. Such an increase in stock price would benefit all stockholders commensurately.

Other

As a result of mergers during 2000, the Company assumed 2.7 million employee stock options with vesting dates that vary through April 2005. To the extent that these employees’ options vest post-merger, the Company recognizes expense over the remaining vesting period. During the year ended December 31, 2002, 2001 and 2000, the Company recorded expense of $4.4 million, $12.1 million and $3.8 million, respectively, related to the post-merger vesting of employee stock options. Additionally, during 2001 and 2000, as a result of severance negotiations with 20 employees, the Company accelerated the vesting of 109,000 and 470,000 existing employee stock options, respectively. Accordingly, the Company recorded expense during the years ended December 31, 2001 and 2000 equal to the intrinsic value of the accelerated options on the appropriate modification dates of $1.8 million and $11.7 million, respectively. The expense associated with stock options is recorded on the statement of operations as a component of “non-cash compensation expense”.

Common Stock Reserved for Future Issuance

Common stock is reserved for future issuances of, approximately 90.5 million shares for issuance upon the various stock option plans to purchase the Company’s common stock (including 42.9 million options currently granted), 8.4 million shares for issuance upon conversion of the Company’s 2.625% Senior Convertible Notes, 3.1 million for issuance upon conversion of the Company’s LYONs, and .2 million shares for the settlement of a performance contract.

Shares Held in Treasury

Included in the 302,214 shares and the 279,700 shares held in treasury are 242,534 shares and 711 shares that the Company holds in Rabbi trusts at December 31, 2002 and 2001, respectively.

Reconciliation of Earnings per Share

(In thousands, except per share data)

	2002	2001		2000

NUMERATOR:
Income (loss) before cumulative effect of a change in accounting principle	$724,823	$(1,144,026)		$248,808
Cumulative effect of a change in accounting principle	(16,778,526)	—		—

Net income (loss)	(16,053,703)	(1,144,026)		248,808
Effect of dilutive securities:
Convertible debt – 2.625% issued in 1998	8,931	9,358	*	9,811	*
Convertible debt – 1.5% issued in 1999	7,704	9,300	*	9,750	*
LYONS – 1996 issue	—	(225	)*	—
LYONS – 1998 issue	4,815 *	4,594	*	4,595	*
Less: Anti-dilutive items	(4,815)	(23,027	)*	(24,156)

Numerator for net income (loss) before cumulative effect of a change in accounting principle per common share — diluted	741,458	(1,144,026)		248,808
Numerator for cumulative effect of a change in accounting principle per common share — diluted	(16,778,526)	—		—

Numerator for net income (loss) per common share — diluted	$(16,037,068)	$(1,144,026)		$248,808

(In thousands, except per share data)

	2002	2001		2000

DENOMINATOR:
Weighted average common shares	606,861	591,965		423,969
Effect of dilutive securities:
Stock options and common stock warrants	3,911	11,731	*	10,872
Convertible debt – 2.625% issued in 1998	8,855	9,282	*	9,282	*
Convertible debt – 1.5% issued in 1999	7,813	9,454	*	9,454	*
LYONS – 1996 issue	—	1,743	*	3,870
LYONS – 1998 issue	3,085 *	3,085	*	3,085	*
Less: Anti-dilutive items	(3,085)	(35,295)		(21,821)

Denominator for net income (loss) per common share — diluted	627,440	591,965		438,711

Net income (loss) per common share:
Income (loss) before cumulative effect of a change in accounting principle - Basic	$1.20	$(1.93)		$.59
Cumulative effect of a change in accounting principle — Basic	(27.65)	—		—

Net income (loss) — Basic	$(26.45)	$(1.93)		$.59

Income (loss) before cumulative effect of a change in accounting principle - Diluted	$1.18	$(1.93)		$.57
Cumulative effect of a change in accounting principle — Diluted	(26.74)	—		—

Net income (loss) — Diluted	$(25.56)	$(1.93)		$.57

*     Denotes items that are anti-dilutive to the calculation of earnings per share.

NOTE K — EMPLOYEE STOCK AND SAVINGS PLANS

The Company has various 401(K) savings and other plans for the purpose of providing retirement benefits for substantially all employees. Both the employees and the Company make contributions to the plan. The Company matches a portion of an employee’s contribution. Company matched contributions vest to the employees based upon their years of service to the Company. Contributions to these plans of $21.4 million, $21.9 million and $12.5 million were charged to expense for 2002, 2001 and 2000, respectively.

The Company has a non-qualified employee stock purchase plan for all eligible employees. Under the plan, shares of the Company’s common stock may be purchased at 85% of the market value on the day of purchase. Employees may purchase shares having a value not exceeding ten percent (10%) of their annual gross compensation or $25,000, whichever is lower. During 2002, 2001 and 2000, employees purchased 319,817, 265,862 and 118,941 shares at weighted average share prices of $33.85, $45.26 and $64.00, respectively.

In 2001, the Company initiated a non-qualified deferred compensation plan for highly compensated executives allowing deferrals of a portion of their annual salary and up to 80% of their bonus before taxes. The Company does not match any deferral amounts and retains ownership of all assets until distributed. The liability under this deferred compensation plan at December 31, 2002 and 2001 was approximately $3.5 million and $.6 million, respectively.

NOTE L – OTHER INFORMATION

(In thousands)

	For the year ended December 31,

	2002	2001	2000

The following details the components of “Other income (expense) – net”:
Reimbursement of capital cost	$(6,008)	$(9,007)	$(14,370)
Gain (loss) on disposal of fixed assets	(2,384)	(1,087)	1,901
Gain on sale of operating assets	43,617	167,317	—
Gain on sale of representation contracts	14,836	13,463	2,997
Software maintenance – third party	—	(14,071)	—
Minority interest	(1,033)	(6,289)	(4,059)
Gain on extinguishment of debt	11,980	—	—
Other	(3,578)	1,941	1,767

Total other income (expense) – net	$57,430	$152,267	$(11,764)

The following details the income tax expense (benefit) on items of other comprehensive income (loss):
Foreign currency translation adjustments	$25,096	$(3,101)	$(4,270)
Unrealized gain (loss) on securities:
Unrealized holding gain (loss)	$(62,182)	$(75,280)	$(104,264)
Reclassification adjustment for gains on securities transferred to trading	$—	$(24,400)	$—
Reclassification adjustment for gains on shares held prior to merger	$(2,441)	$—	$(19,668)
Reclassification adjustments for (gain) loss included in net income (loss)	$6,355	$102,725	$3,919

(In thousands)

	As of December 31,

	2002	2001

The following details the components of “Other current assets”:
Current film rights	$24,878	$20,451
Inventory	25,603	45,004
Other	114,355	77,941

Total other current assets	$164,836	$143,396
The following details the components of “Accrued expenses”:
Acquisition accruals	$155,648	$225,018
Accrued liabilities — other	738,518	612,111

Total accrued expenses	$894,166	$837,129

(In thousands)

	As of December 31,

	2002	2001

The following details the components of “Accumulated other comprehensive income (loss)”:
Cumulative currency translation adjustment	$(44,707)	$(126,448)
Cumulative unrealized gain on investments	(3,091)	91,978

Total accumulated other comprehensive income (loss)	$(47,798)	$(34,470)

NOTE M — SEGMENT DATA

The Company has three reportable operating segments – radio broadcasting, outdoor advertising and live entertainment. Revenue and expenses earned and charged between segments are recorded at fair value and eliminated in consolidation. At December 31, 2002 the radio broadcasting segment included 1,184 radio stations for which the Company is the licensee and 63 radio stations operated under lease management or time brokerage agreements. The radio broadcasting segment also operates various radio networks. At December 31, 2002, the outdoor advertising segment owned or operated 716,039 advertising display faces. Of these, 144,097 are in U.S. markets and the remaining 571,942 displays are in international markets. At December 31, 2002, the live entertainment segment owned or operated 102 venues. Of these, 76 venues are in 37 domestic markets and the remaining 26 venues are in 3 international markets.

“Other” includes television broadcasting, sports representation and media representation.

(In thousands)

	Radio	Outdoor	Live
	Broadcasting	Advertising	Entertainment	Other	Corporate	Eliminations	Consolidated

2002
Revenue	$3,717,243	$1,859,643	$2,447,302	$528,374	$—	$(131,507)	$8,421,055
Divisional operating expenses	2,126,139	1,354,092	2,289,654	414,383	—	(131,507)	6,052,761
Non-cash compensation	4,400	—	—	—	1,036	—	5,436
Depreciation	105,907	271,683	59,577	21,364	25,125	—	483,656
Amortization	48,034	65,212	1,941	21,923	—	—	137,110
Corporate expenses	—	—	—	—	176,370	—	176,370

Operating income (loss)	$1,432,763	$168,656	$96,130	$70,704	$(202,531)	$—	$1,565,722

Identifiable assets	$19,826,656	$4,647,200	$1,297,420	$1,422,661	$478,216	$—	$27,672,153
Capital expenditures	$115,199	$292,618	$63,422	$23,850	$53,553	$—	$548,642

2001
Revenue	$3,455,553	$1,748,031	$2,477,640	$423,651	$—	$(134,872)	$7,970,003
Divisional operating expenses	2,104,719	1,220,681	2,327,109	349,069	—	(134,872)	5,866,706
Non-cash compensation	12,373	—	—	738	3,966	—	17,077
Depreciation	218,125	254,349	63,637	35,001	22,992	—	594,104
Amortization	1,401,861	305,149	226,410	34,956	—	—	1,968,376
Corporate expenses	—	—	—	—	187,434	—	187,434

Operating income (loss)	$(281,525)	$(32,148)	$(139,516)	$3,887	$(214,392)	$—	$(663,694)

Identifiable assets	$33,406,019	$7,707,761	$5,412,507	$874,037	$202,818	$—	$47,603,142
Capital expenditures	$144,786	$264,727	$67,555	$84,446	$36,874	$—	$598,388

(In thousands)

	Radio	Outdoor	Live
	Broadcasting	Advertising	Entertainment	Other	Corporate	Eliminations	Consolidated

2000
Revenue	$2,431,544	$1,729,438	$952,025	$314,559	$—	$(82,260)	$5,345,306
Divisional operating expenses	1,385,848	1,078,540	878,553	220,025	—	(82,260)	3,480,706
Non-cash compensation	4,359	—	—	—	11,673	—	16,032
Depreciation	84,345	228,630	25,269	18,809	10,587	—	367,640
Amortization	714,723	208,719	92,482	17,499	—	—	1,033,423
Corporate expenses	—	—	—	—	142,627	—	142,627

Operating income (loss)	$242,269	$213,549	$(44,279)	$58,226	$(164,887)	$—	$304,878

Identifiable assets	$34,003,430	$7,683,182	$5,238,690	$1,282,194	$1,848,965	$—	$50,056,461
Capital expenditures	$139,923	$250,271	$46,707	$34,469	$24,181	$—	$495,551

Revenue of $1.5 billion, $1.3 billion and $1.0 billion and identifiable assets of $2.2 billion, $2.9 billion and $2.7 billion derived from the Company’s foreign operations are included in the data above for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE N — QUARTERLY RESULTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	March 31,		June 30,		September 30,		December 31,

	2002	2001	2002	2001	2002	2001	2002	2001

Revenue	$1,697,987	$1,628,363	$2,172,910	$2,179,261	$2,340,425	$2,300,233	$2,209,733	$1,862,146
Operating expenses:
Divisional operating expenses	1,288,977	1,179,068	1,506,401	1,520,215	1,680,371	1,696,581	1,577,012	1,470,842
Non-cash compensation	1,838	3,894	1,445	8,456	936	2,581	1,217	2,146
Depreciation and amortization	142,418	613,751	146,261	644,850	160,503	652,771	171,584	651,108
Corporate expenses	38,969	45,071	39,203	47,611	44,385	48,150	53,813	46,602

Operating income (loss)	225,785	(213,421)	479,600	(41,871)	454,230	(99,850)	406,107	(308,552)
Interest expense	110,367	156,400	108,350	137,539	107,935	134,744	106,134	131,394
Gain (loss) on sale of assets related to mergers	3,991	(6,390)	—	(51,000)	—	—	—	(156,316)
Gain on marketable securities	2,984	18,456	5,917	5,349	(16,009)	5,707	4,012	(3,692)
Equity in earnings (loss) of nonconsolidated affiliates	3,213	563	7,500	4,045	5,906	7,011	10,309	(1,226)
Other income (expense) – net	26,207	(7,633)	15,394	(9,765)	20,974	(1,651)	(5,145)	171,316

Income (loss) before income taxes and cumulative effect of a change in accounting principle	151,813	(364,825)	400,061	(230,781)	357,166	(223,527)	309,149	(429,864)
Income tax (expense) benefit	(61,484)	55,597	(162,025)	(6,220)	(144,652)	(8,671)	(125,205)	64,265

Income (loss) before cumulative effect of a change in accounting principle	90,329	(309,228)	238,036	(237,001)	212,514	(232,198)	183,944	(365,599)
Cumulative effect of a change in accounting principle, net of tax of $4,324,446	(16,778,526)	—	—	—	—	—	—	—

Net income (loss)	$(16,688,197)	$(309,228)	$238,036	$(237,001)	$212,514	$(232,198)	$183,944	$(365,599)

Net income (loss) per common share:
Basic:
Income (loss) before cumulative effect of a change in accounting principle	$.15	$(.53)	$.40	$(.40)	$.35	$(.39)	$.30	$(.61)
Cumulative effect of a change in accounting principle	(28.00)	—	—	—	—	—	—	—

Net income (loss)	$(27.85)	$(.53)	$.40	$(.40)	$.35	$(.39)	$.30	$(.61)

Diluted:
Income (loss) before cumulative effect of a change in accounting principle	$.15	$(.53)	$.39	$(.40)	$.34	$(.39)	$.30	$(.61)
Cumulative effect of a change in accounting principle	(27.76)	—	—	—	—	—	—	—

Net income (loss)	$(27.61)	$(.53)	$.39	$(.40)	$.34	$(.39)	$.30	$(.61)

Stock price:
High	$54.90	$68.08	$53.97	$65.60	$37.95	$64.15	$44.99	$51.60
Low	42.24	47.25	29.00	50.12	20.00	35.20	29.36	36.99

     The Company’s Common Stock is traded on the New York Stock Exchange under the symbol CCU.

NOTE O – SUBSEQUENT EVENTS

On January 6, 2003, the Company completed a debt offering of $300.0 million 4.625% notes due January 15, 2008 and $500.0 million 5.75% notes due January 15, 2013. Interest is payable on January 15 and July 15 on both series of notes. The aggregate net proceeds of approximately $791.2 million were used to repay borrowings outstanding under the Company’s bank credit facilities and to finance the redemption of AMFM Operating, Inc.’s outstanding 8.125% senior subordinated notes due December 15, 2007 and 8.75% senior subordinated notes due June 15, 2007. The Company called all of the outstanding 8.125% senior subordinated notes due 2007 for $379.2 million plus accrued interest on February 10, 2003 and all of the outstanding 8.75% senior subordinated notes due 2007 for $193.4 million plus accrued interest on February 18, 2003. These transactions resulted in a gain of approximately $1.7 million.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

PART III

ITEM 10. Directors and Executive Officers of the Registrant

     We believe that one of our most important assets is our experienced management team. With respect to our operations, managers are responsible for the day-to-day operation of their respective location. We believe that the autonomy of our management enables us to attract top quality managers capable of implementing our aggressive marketing strategy and reacting to competition in the local markets. Most of our managers have options to purchase our common stock. As an additional incentive, a portion of each manager’s compensation is related to the performance of the profit centers for which he or she is responsible. In an effort to monitor expenses, corporate management routinely reviews staffing levels and operating costs. Combined with the centralized financial functions, this monitoring enables us to control expenses effectively. Corporate management also advises local managers on broad policy matters and is responsible for long-range planning, allocating resources, and financial reporting and controls.

     The information required by this item with respect to the directors and nominees for election to our Board of Directors is incorporated by reference to the information set forth under the caption “Election of Directors” and “Compliance With Section 16(A) of the Exchange Act,” in our Definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year end.

     The following information is submitted with respect to our executive officers as of December 31, 2002

	Age on
	December 31,		Officer
Name	2002	Position	Since

L. Lowry Mays	67	Chairman/Chief Executive Officer	1972
Mark P. Mays	39	President/Chief Operating Officer	1989
Randall T. Mays	37	Executive Vice President/Chief Financial Officer	1993
Herbert W. Hill, Jr.	43	Senior Vice President/Chief Accounting Officer	1989
Kenneth E. Wyker	41	Senior Vice President/General Counsel and Secretary	1993
Paul Meyer	60	President/Chief Executive Officer – Clear Channel Outdoor	1997
Roger Parry	49	Chief Executive Officer – Clear Channel International	1998
Juliana F. Hill	33	Senior Vice President/Finance	1999
Brian Becker	46	Chairman/Chief Executive Officer – Clear Channel Entertainment	2000
William Moll	65	President – Clear Channel Television	2001
John Hogan	46	Chief Executive Officer – Clear Channel Radio	2002

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

     Mr. Wyker was appointed Senior Vice President, General Counsel and Secretary in February 1997. Prior thereto he served as Vice President for Legal Affairs and Secretary since he joined us in July 1993.

     Mr. Meyer was appointed President/Chief Executive Officer — Clear Channel Outdoor (formerly Eller Media) in January 2002. Prior thereto he was the President/Chief Operating Officer – Clear Channel Outdoor from March 1999 to January 2002 and he was the Executive Vice President and General Counsel of Eller Media from March 1996 to March 1999.

     Mr. Parry was appointed Chief Executive Officer – Clear Channel International in June 1998. Prior thereto, he was the Chief Executive of More Group plc. for the remainder of the relevant five-year period.

     Ms. Hill was appointed Senior Vice President/Finance in May 2000. Prior thereto, she was Vice President/Finance and Strategic Development from March 1999 to May 2000. She was an Associate at US WEST Communications from August 1998 to March 1999 and she was a student at Kellogg School of Management, Northwestern University for the remainder of the relevant five-year period.

     Mr. Becker was appointed Chairman/Chief Executive Officer – Clear Channel Entertainment in August 2000. Prior thereto he was the Executive Vice President of SFX Entertainment, Inc. from February 1998 to July 2000 and he was Chief Executive Officer of PACE Entertainment Corp. for the remainder of the relevant five-year period.

     Mr. Moll was appointed President – Clear Channel Television in January 2001. Prior thereto, he was the President, WKRC-TV, Cincinnati, OH for the remainder of the relevant five-year period.

     Mr. Hogan was appointed Chief Executive Officer of Clear Channel Radio in August 2002. Prior thereto he was Chief Operating Officer of Clear Channel Radio from August 2001 to August 2002 and he was a Senior Vice President of Clear Channel Radio from May 1999 to August 2001. Prior thereto he was a Senior Vice President of Jacor Communications, Inc. for the remainder of the relevant five-year period.

ITEM 11. Executive Compensation

     The information required by this item is incorporated by reference to the information set forth under the caption “Executive Compensation” in our Definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference to our Definitive Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management”, expected to be filed within 120 days of our fiscal year end.

ITEM 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference to our Definitive Proxy Statement under the heading “Certain Transactions”, expected to be filed within 120 days of our fiscal year end.

ITEM 14. Controls and Procedures

     Our principal executive and financial officers have concluded, based on their evaluation as of a date within 90 days before the filing of this Form 10-K, that our disclosure controls and procedures under Rule 13a-14 of the Securities Exchange Act of 1934 are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

     Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls.

ITEM 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)1. Financial Statements.

The following consolidated financial statements are included in Item 8.

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Operations for the Years Ended December 31, 2002,
2001 and 2000.

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended
December 31, 2002, 2001 and 2000.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002,
2001 and 2000.

Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedule.

The following financial statement schedule for the years ended December 31, 2002, 2001 and 2000 and related report of independent auditors is filed as part of this report and should be read in conjunction with the consolidated financial statements.

Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

(In thousands)

		Charges
	Balance at	to Costs,	Write-off		Balance
	Beginning	Expenses	of Accounts		at end of
Description	of period	and other	Receivable	Other (1)	Period

Year ended December 31, 2000	$26,095	$34,168	$36,065	$36,433	$60,631

Year ended December 31, 2001	$60,631	$87,041	$88,122	$1,520	$61,070

Year ended December 31, 2002	$61,070	$69,934	$64,303	$(637)	$67,338

(1)	Allowance for accounts receivable acquired in acquisitions net of deletions related to dispositions.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Deferred Tax Asset Valuation Allowance

(In thousands)

		Charges
	Balance at	to Costs,			Balance
	Beginning	Expenses			at end of
Description	of period	and other	Deletions (2)	Other (1)	Period

Year ended December 31, 2000	$37,617	$—	$37,617	$—	$—

Year ended December 31, 2001	$—	$—	$—	$164,070	$164,070

Year ended December 31, 2002	$164,070	$—	$97,403	$—	$66,667

(1)	Related to allowance for net operating loss carryforwards and other deferred tax assets assumed in acquisitions.

(2)	Based on the Company’s reassessment of the likelihood of the realization of future benefits, the valuation allowance was reduced to zero during 2000. In 2002, the Company utilized net operating loss carryforwards, which resulted in the reduction of the allowance for net operating loss carryforwards.

(a)3. Exhibits.

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated as of October 2, 1999, among Clear Channel, CCU Merger Sub, Inc. and AMFM Inc. (incorporated by reference to the exhibits of Clear Channel’s Current Report on Form 8-K filed October 5, 1999).

2.2	Agreement and Plan of Merger dated as of February 28, 2000, among Clear Channel, CCU II Merger Sub, Inc. and SFX Entertainment, Inc. (incorporated by reference to the exhibits of Clear Channel’s Current Report on Form 8-K filed February 29, 2000).

2.3	Agreement and Plan of Merger dated as of October 5, 2001, by and among Clear Channel, CCMM Sub, Inc. and The Ackerley Group, Inc. (incorporated by reference to the exhibits of Clear Channel’s Current Report on Form 8-K filed October 9, 2001).

3.1	Current Articles of Incorporation of the Company (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-3 (Reg. No. 333-33371) dated September 9, 1997).

3.2	Third Amended and Restated Bylaws of the Company (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-4 (Reg. No. 333-74196) dated November 29, 2001).

3.3	Amendment to the Company’s Articles of Incorporation (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Second Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

3.5	Third Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000).

4.1	Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B.J. McCombs, John M. Schaefer and John W. Barger, dated August 3, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.2	Waiver and Second Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated August 17, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.3	Waiver and Third Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated July 26, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.4	Waiver and Fourth Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated September 27, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.5	Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B. J. McCombs, John M. Schaefer and John W. Barger, dated May 31, 1977 (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-1 (Reg. No. 33-289161) dated April 19, 1984).

Exhibit
Number	Description

4.6	Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

4.7	First Supplemental Indenture dated March 30, 1998 to Senior Indenture dated October 1, 1997, by and between the Company and The Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

4.8	Second Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

4.9	Third Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

4.10	Fourth Supplement Indenture dated November 24, 1999 to Senior Indenture dated October 1, 1997, by and between Clear Channel and The Bank of New York as Trustee (incorporated by reference to the exhibits of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

4.11	Fifth Supplemental Indenture dated June 21, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channel’s registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.12	Sixth Supplemental Indenture dated June 21, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channel’s registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.13	Seventh Supplemental Indenture dated July 7, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channel’s registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.14	Eighth Supplemental Indenture dated September 12, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

4.15	Ninth Supplemental Indenture dated September 12, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

4.16	Tenth Supplemental Indenture dated October 26, 2001, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

4.17	Eleventh Supplemental Indenture dated January 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee.

Exhibit
Number	Description

10.1	Clear Channel Communications, Inc. 1994 Incentive Stock Option Plan (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-8 dated November 20, 1995).

10.2	Clear Channel Communications, Inc. 1994 Nonqualified Stock Option Plan (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-8 dated November 20, 1995).

10.3	Clear Channel Communications, Inc. Directors’ Nonqualified Stock Option Plan (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-8 dated November 20, 1995).

10.4	The Clear Channel Communications, Inc. 1998 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive 14A Proxy Statement dated March 24, 1998).

10.5	The Clear Channel Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive 14A Proxy Statement dated March 20, 2001).

10.6	The Clear Channel Communications, Inc.2000 Employee Stock Purchase Plan.

10.7	Voting Agreement dated as of October 8, 1998, by and among Jacor Communications, Inc. and L. Lowry Mays, Mark P. Mays and Randall T. Mays and certain related family trusts (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.8	Shareholders Agreement dated October 2, 1999, by and among Clear Channel, L. Lowry Mays, 4-M Partners, Ltd., Hicks, Muse, Tate & Furst Equity Fund II, L.P., HM2/HMW, L.P., HM2/Chancellor, L.P., HM4/Chancellor, L.P., Capstar Broadcasting Partners, L.P., Capstar BT Partners, L.P., Capstar Boston Partners, L.L.C., and Thomas O. Hicks (incorporated by reference to Annex B to Clear Channel Communications, Inc.’s, Registration Statement on Form S-4 (Reg. No. 333-32532) dated March 15, 2000).

10.9	Registration Rights Agreement dated as of October 2, 1999, among Clear Channel and Hicks, Muse, Tate & Furst Equity Fund II, L.P., HM2/HMW, L.P., HM2/Chancellor, L.P., HM4/Chancellor, L.P., Capstar Broadcasting Partners, L.P., Capstar BT Partners, L.P., Capstar Boston Partners, L.L.C., Thomas O. Hicks, John R. Muse, Charles W. Tate, Jack D. Furst, Michael J. Levitt, Lawrence D. Stuart, Jr., David B Deniger and Dan H. Blanks (incorporated by reference to Annex C to Clear Channel Communications, Inc.’s, Registration Statement on Form S-4 (Reg. No. 333-32532) dated March 15, 2000).

10.10	Stockholder Voting and Support Agreement, dated as of October 5, 2001, by and between Clear Channel Communications, Inc. and Barry A. Ackerley (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K filed October 9, 2001).

10.11	Employment Agreement by and between Clear Channel Communications, Inc. and L. Lowry Mays dated October 1, 1999 (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.12	Employment Agreement by and between Clear Channel Communications, Inc. and Mark P. Mays dated October 1, 1999 (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

Exhibit
Number	Description

10.13	Employment Agreement by and between Clear Channel Communications, Inc. and Randall T. Mays dated October 1, 1999 (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.14	Employment Agreement by and between Clear Channel Communications, Inc. and Brian E. Becker dated March 21, 2001.

10.15	Fourth Amended and Restated Credit Agreement by and among Clear Channel Communications, Inc., Bank of America, N.A., as administrative agent, Fleet National Bank, as documentation agent, the Bank of Montreal and Toronto Dominion (Texas), Inc., as co-syndication agents, and certain other lenders dated June 15, 2000 (incorporated by reference to the exhibits of Clear Channel’s registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

10.16	Credit Agreement among Clear Channel Communications, Inc., Bank of America, N.A., as administrative agent, Chase Securities Inc., as syndication agent, and certain other lenders dated August 30, 2000 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2000).

11	Statement re: Computation of Per Share Earnings.

12	Statement re: Computation of Ratios.

21	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

24	Power of Attorney (included on signature page).

99.1	Report of Independent Auditors on Financial Statement Schedules – Ernst & Young LLP.

99.2	Certification of Chief Executive Officer

99.3	Certification of Chief Financial Officer

The Company has not filed long-term debt instruments of its subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.

(b)	Reports on Form 8-K.

     None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2003.

CLEAR CHANNEL COMMUNICATIONS, INC

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

Name	Title	Date

/s/ L. Lowry Mays L. Lowry Mays	Chairman, Chief Executive Officer and Director President and Chief	March 10, 2003

/s/ Mark P. Mays Mark P. Mays	Operating Officer and Director Executive Vice President and Chief Financial Officer	March 10, 2003

/s/ Randall T. Mays Randall T. Mays	(Principal Financial Officer) and Director Senior Vice President and Chief Accounting Officer	March 10, 2003

/s/ Herbert W. Hill, Jr. Herbert W. Hill, Jr.	(Principal Accounting Officer)	March 10, 2003

/s/ Alan D. Feld Alan D. Feld	Director	March 10, 2003

/s/ Thomas O. Hicks Thomas O. Hicks	Director	March 10, 2003

/s/ Vernon E. Jordan, Jr. Vernon E. Jordan, Jr.	Director	March 10, 2003

Name	Title	Date

/s/ Perry J. Lewis Perry J. Lewis	Director	March 10, 2003

/s/ B. J. McCombs B. J. McCombs	Director	March 10, 2003

/s/ Phyllis Riggins Phyllis Riggins	Director	March 10, 2003

/s/ Theodore H. Strauss Theodore H. Strauss	Director	March 10, 2003

/s/ J.C. Watts J. C. Watts	Director	March 10, 2003

/s/ John H. Williams John H. Williams	Director	March 10, 2003

CERTIFICATIONS

I, L. Lowry Mays, Chief Executive Officer and Chairman of Clear Channel Communications, Inc. certify that:

1.     I have reviewed this annual report on Form 10-K of Clear Channel Communications, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003

/s/ L. LOWRY MAYS
L. Lowry Mays
Chief Executive Officer

I, Randall T. Mays, Chief Financial Officer of Clear Channel Communications, Inc. certify that:

1.     I have reviewed this annual report on Form 10-K of Clear Channel Communications, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003

/s/ RANDALL T. MAYS
Randall T. Mays
Chief Financial Officer

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated as of October 2, 1999, among Clear Channel, CCU Merger Sub, Inc. and AMFM Inc. (incorporated by reference to the exhibits of Clear Channel’s Current Report on Form 8-K filed October 5, 1999).

2.2	Agreement and Plan of Merger dated as of February 28, 2000, among Clear Channel, CCU II Merger Sub, Inc. and SFX Entertainment, Inc. (incorporated by reference to the exhibits of Clear Channel’s Current Report on Form 8-K filed February 29, 2000).

2.3	Agreement and Plan of Merger dated as of October 5, 2001, by and among Clear Channel, CCMM Sub, Inc. and The Ackerley Group, Inc. (incorporated by reference to the exhibits of Clear Channel’s Current Report on Form 8-K filed October 9, 2001).

3.1	Current Articles of Incorporation of the Company (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-3 (Reg. No. 333-33371) dated September 9, 1997).

3.2	Third Amended and Restated Bylaws of the Company (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-4 (Reg. No. 333-74196) dated November 29, 2001).

3.3	Amendment to the Company’s Articles of Incorporation (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Second Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

3.5	Third Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000).

4.1	Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B.J. McCombs, John M. Schaefer and John W. Barger, dated August 3, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.2	Waiver and Second Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated August 17, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.3	Waiver and Third Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated July 26, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.4	Waiver and Fourth Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated September 27, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.5	Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B. J. McCombs, John M. Schaefer and John W. Barger, dated May 31, 1977 (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-1 (Reg. No. 33-289161) dated April 19, 1984).

4.6	Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

Exhibit
Number	Description

4.7	First Supplemental Indenture dated March 30, 1998 to Senior Indenture dated October 1, 1997, by and between the Company and The Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

4.8	Second Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

4.9	Third Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

4.10	Fourth Supplement Indenture dated November 24, 1999 to Senior Indenture dated October 1, 1997, by and between Clear Channel and The Bank of New York as Trustee (incorporated by reference to the exhibits of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

4.11	Fifth Supplemental Indenture dated June 21, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channel’s registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.12	Sixth Supplemental Indenture dated June 21, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channel’s registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.13	Seventh Supplemental Indenture dated July 7, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channel’s registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.14	Eighth Supplemental Indenture dated September 12, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

4.15	Ninth Supplemental Indenture dated September 12, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

4.16	Tenth Supplemental Indenture dated October 26, 2001, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

4.17	Eleventh Supplemental Indenture dated January 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee.

Exhibit
Number	Description

10.1	Clear Channel Communications, Inc. 1994 Incentive Stock Option Plan (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-8 dated November 20, 1995).

10.2	Clear Channel Communications, Inc. 1994 Nonqualified Stock Option Plan (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-8 dated November 20, 1995).

10.3	Clear Channel Communications, Inc. Directors’ Nonqualified Stock Option Plan (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-8 dated November 20, 1995).

10.4	The Clear Channel Communications, Inc. 1998 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive 14A Proxy Statement dated March 24, 1998).

10.5	The Clear Channel Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive 14A Proxy Statement dated March 20, 2001).

10.6	The Clear Channel Communications, Inc.2000 Employee Stock Purchase Plan.

10.7	Voting Agreement dated as of October 8, 1998, by and among Jacor Communications, Inc. and L. Lowry Mays, Mark P. Mays and Randall T. Mays and certain related family trusts (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.8	Shareholders Agreement dated October 2, 1999, by and among Clear Channel, L. Lowry Mays, 4-M Partners, Ltd., Hicks, Muse, Tate & Furst Equity Fund II, L.P., HM2/HMW, L.P., HM2/Chancellor, L.P., HM4/Chancellor, L.P., Capstar Broadcasting Partners, L.P., Capstar BT Partners, L.P., Capstar Boston Partners, L.L.C., and Thomas O. Hicks (incorporated by reference to Annex B to Clear Channel Communications, Inc.’s, Registration Statement on Form S-4 (Reg. No. 333-32532) dated March 15, 2000).

10.9	Registration Rights Agreement dated as of October 2, 1999, among Clear Channel and Hicks, Muse, Tate & Furst Equity Fund II, L.P., HM2/HMW, L.P., HM2/Chancellor, L.P., HM4/Chancellor, L.P., Capstar Broadcasting Partners, L.P., Capstar BT Partners, L.P., Capstar Boston Partners, L.L.C., Thomas O. Hicks, John R. Muse, Charles W. Tate, Jack D. Furst, Michael J. Levitt, Lawrence D. Stuart, Jr., David B Deniger and Dan H. Blanks (incorporated by reference to Annex C to Clear Channel Communications, Inc.’s, Registration Statement on Form S-4 (Reg. No. 333-32532) dated March 15, 2000).

10.10	Stockholder Voting and Support Agreement, dated as of October 5, 2001, by and between Clear Channel Communications, Inc. and Barry A. Ackerley (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K filed October 9, 2001).

10.11	Employment Agreement by and between Clear Channel Communications, Inc. and L. Lowry Mays dated October 1, 1999 (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.12	Employment Agreement by and between Clear Channel Communications, Inc. and Mark P. Mays dated October 1, 1999 (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.13	Employment Agreement by and between Clear Channel Communications, Inc. and Randall T. Mays dated October 1, 1999 (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

Exhibit
Number	Description

10.14	Employment Agreement by and between Clear Channel Communications, Inc. and Brian E. Becker dated March 21, 2001.

10.15	Fourth Amended and Restated Credit Agreement by and among Clear Channel Communications, Inc., Bank of America, N.A., as administrative agent, Fleet National Bank, as documentation agent, the Bank of Montreal and Toronto Dominion (Texas), Inc., as co-syndication agents, and certain other lenders dated June 15, 2000 (incorporated by reference to the exhibits of Clear Channel’s registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

10.16	Credit Agreement among Clear Channel Communications, Inc., Bank of America, N.A., as administrative agent, Chase Securities Inc., as syndication agent, and certain other lenders dated August 30, 2000 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2000).

11	Statement re: Computation of Per Share Earnings.

12	Statement re: Computation of Ratios.

21	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

24	Power of Attorney (included on signature page).

99.1	Report of Independent Auditors on Financial Statement Schedules – Ernst & Young LLP.

99.2	Certification of Chief Executive Officer

99.3	Certification of Chief Financial Officer

The Company has not filed long-term debt instruments of its subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.