Form 10-Q
period 2003-03-31
CLEAR CHANNEL COMMUNICATIONS INC
filed 2003-05-02
CIK 739708

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003	Commission file number 1-9645

CLEAR CHANNEL COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Texas (State of Incorporation)	74-1787539 (I.R.S. Employer Identification No.)

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
Yes     x     No

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes     x     No

          Indicate the number of shares outstanding of each class of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2003

Common Stock, $.10 par value	614,134,900

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

INDEX

Page No.

Part I — Financial Information

Item 1. Unaudited Financial Statements

Consolidated Balance Sheets at March 31, 2003 and December 31, 2002	3

Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002	5

Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	28

Part II — Other Information

Item 1. Legal Proceedings	29

Item 6. Exhibits and reports on Form 8-K	29

(a) Exhibits
(b) Reports on Form 8-K

Signatures	29

Certification	30

Index to Exhibits	32

PART I

Item 1. UNAUDITED FINANCIAL STATEMENTS

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)

	March 31,	December 31,
	2003	2002
	(Unaudited)	(Audited)

Current Assets
Cash and cash equivalents	$349,242	$170,086
Accounts receivable, less allowance of $66,392 at March 31, 2003 and $67,338 at December 31, 2002	1,422,868	1,584,995
Prepaid expenses	258,875	203,578
Other current assets	182,979	164,836

Total Current Assets	2,213,964	2,123,495

Property, Plant and Equipment
Land, buildings and improvements	1,528,294	1,519,845
Structures and site leases	2,622,411	2,581,414
Towers, transmitter and studio equipment	755,089	743,463
Furniture and other equipment	636,715	629,264
Construction in progress	217,307	227,853

	5,759,816	5,701,839
Less accumulated depreciation	1,569,338	1,459,027

	4,190,478	4,242,812
Intangible Assets
Definite-lived intangibles, net	736,184	761,728
Indefinite-lived intangibles - licenses	11,742,747	11,738,947
Indefinite-lived intangibles - other	401,649	389,801
Goodwill	7,258,186	7,241,231

Other Assets
Notes receivable	18,730	21,658
Investments in, and advances to, nonconsolidated affiliates	548,419	542,214
Other assets	524,383	520,423
Other investments	126,253	89,844

Total Assets	$27,760,993	$27,672,153

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY
(In thousands)

	March 31,	December 31,
	2003	2002
	(Unaudited)	(Audited)

Current Liabilities
Accounts payable	$304,813	$345,093
Accrued interest	117,746	71,335
Accrued expenses	808,047	894,166
Current portion of long-term debt	1,374,958	1,396,532
Deferred income	405,267	277,042
Other current liabilities	21,872	26,471

Total Current Liabilities	3,032,703	3,010,639

Long-term debt	7,259,130	7,382,090
Deferred income taxes	2,543,123	2,470,458
Other long-term liabilities	552,127	552,801

Minority interest	46,014	46,073

Shareholders’ Equity
Common stock	61,427	61,340
Additional paid-in capital	30,888,949	30,868,725
Accumulated deficit	(16,581,743)	(16,652,789)
Accumulated other comprehensive loss	(17,277)	(47,798)
Other	(2,300)	(3,131)
Cost of shares held in treasury	(21,160)	(16,255)

Total shareholders’ equity	14,327,896	14,210,092

Total Liabilities and Shareholders’ Equity	$27,760,993	$27,672,153

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended March 31,

	2003	2002

Revenue	$1,779,443	$1,697,987

Operating expenses:
Divisional operating expenses (excludes non-cash compensation expenses of $516 and $1,460 in 2003 and 2002, respectively)	1,361,075	1,288,977
Non-cash compensation expense	799	1,838
Depreciation and amortization	159,562	142,418
Corporate expenses (excludes non-cash compensation expenses of $283 and $378 in 2003 and 2002, respectively)	42,779	38,969

Operating income	215,228	225,785

Interest expense	100,952	110,367
Gain (loss) on sale of assets related to mergers	—	3,991
Gain (loss) on marketable securities	2,792	2,984
Equity in earnings of nonconsolidated affiliates	2,335	3,213
Other income (expense) - net	2	26,207

Income before income taxes and cumulative effect of a change in accounting principle	119,405	151,813
Income tax (expense) benefit:
Current	17,995	6,593
Deferred	(66,354)	(68,077)

Income before cumulative effect of a change in accounting principle	71,046	90,329
Cumulative effect of a change in accounting principle, net of tax of $4,324,446	—	(16,778,526)

Net income (loss)	71,046	(16,688,197)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7,207	(12,262)
Unrealized gain (loss) on securities:
Unrealized holding gain (loss)	25,037	(37,121)
Reclassification adjustment for (gains) losses included in net income (loss)	(1,723)	(2,475)

Comprehensive income (loss)	$101,567	$(16,740,055)

Net income (loss) per common share:
Basic:
Income before cumulative effect of a change in accounting principle	$.12	$.15
Cumulative effect of a change in accounting principle	—	(28.00)

Net income (loss)	$.12	$(27.85)

Diluted:
Income before cumulative effect of a change in accounting principle	$.12	$.15
Cumulative effect of a change in accounting principle	—	(27.76)

Net income (loss)	$.12	$(27.61)

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,

	2003	2002

Cash Flows from operating activities:
Net loss	$71,046	$(16,688,197)

Reconciling Items:
Cumulative effect of a change in accounting principle, net of tax	—	16,778,526
Depreciation and amortization	159,562	142,418
Deferred taxes	66,354	68,077
(Gain) loss on disposal of assets	3,381	(14,698)
(Gain) loss on sale of assets related to mergers	—	(3,991)
(Gain) loss on sale of other investments	(2,779)	—
(Gain) loss on forward exchange contract	3,988	(10,966)
(Gain) loss on trading securities	(4,001)	7,982
Increase (decrease) other, net	(1,421)	(7,837)
Changes in other operating assets and liabilities, net of effects of acquisitions	139,712	178,539

Net cash provided by (used in) operating activities	435,842	449,853

Cash flows from investing activities:
(Investment in) liquidation of restricted cash, net	—	(14,347)
Decrease (increase) in notes receivable - net	2,928	1,899
Decrease (increase) in investments in and advances to nonconsolidated affiliates - net	3,195	(3,418)
Purchases of investments	(2,079)	(250)
Proceeds from sale of investments	10,332	11,827
Purchases of property, plant and equipment	(64,432)	(108,650)
Proceeds from disposal of assets	3,196	9,945
Proceeds from divestitures placed in restricted cash	—	18,000
Acquisition of operating assets	(30,792)	(17,138)
Acquisition of operating assets with restricted cash	—	(3,653)
Decrease (increase) in other-net	(19,738)	(31,979)

Net cash (used in) provided by investing activities	(97,390)	(137,764)

Cash flows from financing activities:
Draws on credit facilities	242,209	325,760
Payments on credit facilities	(829,799)	(500,722)
Proceeds from long-term debt	999,164	—
Payments on long-term debt	(581,399)	(153,458)
Proceeds from exercise of stock options, stock purchase plan and common stock warrants	10,529	43,528

Net cash used in financing activities	(159,296)	(284,892)

Net increase in cash and cash equivalents	179,156	27,197

Cash and cash equivalents at beginning of period	170,086	154,744

Cash and cash equivalents at end of period	$349,242	$181,941

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Preparation of Interim Financial Statements

The consolidated financial statements have been prepared by Clear Channel Communications, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of the Company and its subsidiaries, the majority of which are wholly-owned. Investments in companies in which the Company owns 20 percent to 50 percent of the voting common stock or otherwise exercises significant influence over operating and financial policies of the company are accounted for under the equity method. All significant intercompany transactions are eliminated in the consolidation process. Certain reclassifications have been made to the 2002 consolidated financial statements to conform to the 2003 presentation.

          Stock-Based Compensation

The Company accounts for its stock-based award plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, under which compensation expense is recorded to the extent that the market price on the grant date of the underlying stock exceeds the exercise price. The required pro forma net income and pro forma earnings per share as if the stock-based awards had been accounted for using the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation are as follows:

(In thousands, except per share data)	The three months ended March 31,

	2003	2002

Net income before cumulative effect of a change in accounting principle
Reported	$71,046	$90,329
Pro forma stock compensation expense, net of tax	12,237	13,257

Pro Forma	$58,809	$77,072

Net income before cumulative effect of a change in accounting principle per common share
Basic:
Reported	$.12	$.15
Pro Forma	$.10	$.13

Net income before cumulative effect of a change in accounting principle per common share
Diluted:
Reported	$.12	$.15
Pro Forma	$.10	$.13

The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for 2003 and 2002:

	2003	2002

Risk-free interest rate Dividend yield Volatility factors Expected life in years	2.91% - 3.76% 0% 43% - 47% 5.0 - 7.5	2.85% - 5.33% 0% 36% - 49% 3.5 - 7.5

          Recent Accounting Pronouncements

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“Statement 143”). Statement 143 applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset. Adoption of this statement did not materially impact the Company’s financial position or results of operations.

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement 146”). Statement 146 addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Terminations Benefits and Other Costs to Exit an Activity.” It also substantially nullifies EITF Issue No. 88-10, “Costs Associated with Lease Modification or Termination.” Adoption of this statement did not materially impact the Company’s financial position or results of operations.

On January 1, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“the Interpretation”). The Interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. The Interpretation’s disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002. The Interpretation’s initial recognition and initial measurement provisions were applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The Company adopted the disclosure requirements of this Interpretation for its 2002 annual report. Adoption of the initial recognition and initial measurement requirements of the Interpretation did not materially impact the Company’s financial position or results of operations.

Note 2: INTANGIBLE ASSETS AND GOODWILL

Definite-lived Intangibles
The Company’s definite-lived intangible assets consist primarily of transit and street furniture contracts and other contractual rights in the outdoor segment, talent contracts in the radio segment, and in the Company’s other segment, representation contracts for non-affiliated television and radio stations, all of which are amortized over the respective lives of the agreements. Other definite-lived intangible assets are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at March 31, 2003 and December 31, 2002:

(In thousands)	March 31, 2003		December 31, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Transit, street furniture, and other outdoor contractual rights	$604,911	$241,488	$600,221	$228,037
Talent contracts	202,161	109,792	212,326	112,259
Representation contracts	200,675	43,542	197,636	37,846
Other	213,332	90,073	219,410	89,723

Total	$1,221,079	$484,895	$1,229,593	$467,865

Total amortization expense from definite-lived intangible assets for the three months ended March 31, 2003 and for the year ended December 31, 2002 was $34.9 million and $137.1 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2004	$116,907
2005	101,906
2006	82,347
2007	58,218
2008	47,519

As acquisitions and disposition occur in the future and as purchase price allocations are finalized, amortization expense may vary.

Indefinite-lived Intangibles
In accordance with Statement of Financial Accounting Standards Statement No. 142 (“Statement 142”), the Company tested its FCC licenses and billboard permits for impairment as of January 1, 2002 by comparing their fair value to their carrying value at that date. The test resulted in no impairment to the Company’s billboard permits. However, the Company recognized impairment on its FCC licenses of approximately $6.0 billion, net of deferred tax of $3.7 billion, which was recorded as a component of the cumulative effect of a change in accounting principle during the three months ended March 31, 2002. The Company used the income approach to value FCC licenses, which involved estimating future cash flows expected to be generated from the licenses, discounted to their present value using a risk-adjusted discount rate. Terminal values were also estimated and discounted to their present value. In estimating future cash flows, the Company took into account the economic slow down in the radio industry at the end of 2001, coupled with the economic impact of the events of September 11th.

Goodwill
Statement 142 requires the Company to test goodwill for impairment using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company completed the two-step impairment test during the first quarter of 2002. As a result of this test, the Company recognized impairment of approximately $10.8 billion, net of deferred taxes of $659.1 million related to tax deductible goodwill, as a component of the cumulative effect of a change in accounting principle during the three months ended March 31, 2002. Consistent with the Company’s approach to fair valuing FCC licenses, the income approach was used to determine the fair value of each of the Company’s reporting units. Throughout 2001, unfavorable economic conditions persisted in the industries that the Company serves, which caused its customers to reduce the number of advertising dollars spent on the Company’s media inventory and live entertainment events as compared to prior periods. These conditions adversely impacted the cash flow projections used to determine the fair value of each reporting unit, resulting in the write-off of a portion of goodwill. The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the three-month period ended March 31, 2003:

(In thousands)	Radio	Outdoor	Entertainment	Other	Total

Balance as of December 31, 2002	$6,416,146	$640,966	$155,377	$28,742	$7,241,231
Acquisitions	236	5,719	80	—	6,035
Foreign currency	—	7,223	3,851	—	11,074
Adjustments	—	(235)	81	—	(154)

Balance as of March 31, 2003	$6,416,382	$653,673	$159,389	$28,742	$7,258,186

Note 3: RECENT DEVELOPMENTS

Pending Hispanic Broadcasting Merger with Univision

On June 12, 2002, Univision Communications, Inc., a Spanish language television group, announced that it would acquire Hispanic Broadcasting in a stock for stock merger. Pursuant to the terms of the merger agreement, each share of Hispanic will be exchanged for .85 shares of Univision. As the Company currently owns 26% of Hispanic, it accounts for this investment using the equity method of accounting. Once this merger is completed, the Company will own less than 20% of the combined company. As a result, it will no longer account for this investment using the equity method of accounting, but instead will account for this investment as a cost investment. Upon the consummation of this merger, the Company will carry this investment at its fair market value. Assuming a market price of $24.00 per Univision share on the date of this merger, the Company would record a pre-tax gain of approximately $400.0 million. The merger is subject to approval by the FCC.

Recent Legal Proceedings

The Company is among the defendants in a lawsuit filed on June 12, 2002 in the United States District Court for the Southern District of Florida by Spanish Broadcasting System. The plaintiffs allege that the Company is in violation of Section One and Section Two of the Sherman Antitrust Act as well as various other claims, such as unfair trade practices and defamation, among other counts. This case was dismissed with prejudice on January 31, 2003. The plaintiffs have filed with the court for reconsideration.

Note 4: RESTRUCTURING

As a result of the Company’s merger with The Ackerley Group, Inc. (“Ackerley”) in June 2002, the Company recorded a $40.0 million accrual related to the restructuring of Ackerley’s operations. Of the $40.0 million, $19.0 million is related to severance and $21.0 million is related to lease terminations. The Ackerley corporate office closed in July 2002. Also, in connection with the Company’s mergers in 2000 with SFX and AMFM, the Company restructured the SFX and AMFM operations. The AMFM corporate offices in Dallas and Austin, Texas were closed on March 31, 2001 and a portion of the SFX corporate office in New York was closed on June 30, 2001. Other operations of AMFM have either been discontinued or integrated into existing similar operations. As of March 31, 2003, the restructuring has resulted in the actual termination of approximately 780 employees and the pending termination of approximately 20 more employees. The Company has recorded a liability in purchase accounting primarily related to severance for terminated employees and lease terminations as follows:

(In thousands)	Three Months Ended	Year ended
	March 31, 2003	December 31, 2002

Severance and lease termination costs:
Accrual at January 1	$73,573	$53,182
Estimated costs charged to restructuring accrual in purchase accounting	—	40,043
Adjustments to restructuring accrual	—	(4,162)
Payments charged against restructuring accrual	(3,366)	(15,490)

Ending balance of severance and lease termination accrual	$70,207	$73,573

The remaining severance and lease accrual is comprised of $42.2 million of severance and $28.0 million of lease termination. The severance accrual includes amounts that will be paid over the next several years related to deferred payments to former employees as well as other compensation. The lease termination accrual will be paid over the next five years. During the quarter ended March 31, 2003, $2.6 million was paid and charged to the restructuring reserve related to severance. The purchase price allocation related to the Ackerley merger will be finalized during the second quarter of 2003. All adjustments have been, and any future potential excess reserves will be recorded as an adjustment to the purchase price.

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

Note 6: GUARANTEES

As of March 31, 2003, the Company guaranteed third party debt of approximately $98.5 million. The guarantees arose primarily in 2000 in conjunction with the Company entering into long-term contracts with third parties. The guarantees will terminate on the earlier of the sale of the underlying assets or September 2004. The operating assets associated with these contracts secure the debt that the Company has guaranteed. Only to the extent that the assets are either sold by the third-party for less than the guaranteed amount or the third party is unable to service the debt will the Company be required to make a cash payment under the guarantee. As of March 31, 2003, management does not believe that it is probable that the Company will be required to make a payment under these guarantees. Thus, as of March 31, 2003, the guarantees associated with long-term operating contracts are not recorded on the Company’s financial statements. These guarantees are included in the Company’s calculation of its leverage ratio covenant under the bank credit facilities. During the three months ended March 31, 2003, the Company did not enter into any new guarantees of third party debt.

The Company has provided a guarantee under a certain performance contract of approximately $77.4 million that expires in 2004. As of March 31, 2003, the remaining amount of the guarantee is $40.9 million. Under this guarantee, if the amount collected from the third parties that receive the benefit under the performance contract does not exceed the guarantee amount, the Company must make payment for the shortfall. During the first quarter of 2003, under this guarantee, the Company made payments of $4.0 million. As of March 31, 2003, the Company has a liability recorded and classified in “Other current liabilities” on its financial statements of approximately $.2 million for unpaid shortfalls under this guarantee for the contract period of 2002. As of March 31, 2003, the Company cannot reasonably estimate whether it will have to make any future payments under this guarantee for the 2003 and 2004 contract periods. As such, possible losses on this executory performance contract will be appropriately recorded in the period that they are incurred. During the three months ended March 31, 2003, the Company did not enter into any new performance contracts.

The Company guarantees a $150.0 million five-year revolving credit facility between its international subsidiary and a group of international banks. The credit facility expires in 2005. The facility allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provides funds to the Company’s international operations for certain working capital needs. At March 31, 2003, the outstanding balance on the credit facility was $83.1 million. The outstanding balance on the credit facility is recorded in “Long-term debt” on the Company’s financial statements.

AMFM Operating Inc., an indirect wholly-owned subsidiary of the Company, has guaranteed a portion of the Company’s bank credit facilities including the reducing revolving line of credit facility, the $1.5 billion five-year multi-currency revolving credit facility and the $1.5 billion three-year term loan with outstanding balances at March 31, 2003, of $-0- million, $1.6 million, and $1.5 billion, respectively. At March 31, 2003, the contingent liability under these guarantees was $1.0 billion. At March 31, 2003, these outstanding balances are recorded in “Long-term debt” on the Company’s financial statements.

Within the Company’s bank credit facilities agreements are provisions that require the Company to reimburse lenders for any increased costs that they may incur in an event of a change in law, rule or regulation resulting in their reduced returns from any change in capital requirements. In addition to not being able to estimate the potential amount of any future payment under this provision, the Company is not able to predict if such event will ever occur.

The Company currently has guarantees that provide protection to its international subsidiary’s banking institutions related to overdraft lines and credit card charge-back transactions up to approximately $61.6 million. As of March 31, 2003, no amounts were outstanding under these agreements.

As of March 31, 2003, the Company has outstanding commercial standby letters of credit and surety bonds of $115.3 million and $35.2 million, respectively, that primarily expire in 2003 and 2004. These letters of credit and surety bonds relate to various operational matters including insurance, bid, and performance bonds as well as other items. These letters of credit reduce the borrowing availability on the Company’s bank credit facilities, and are included in the Company’s calculation of its leverage ratio covenant under the bank credit facilities. The surety bonds are not considered as borrowings under the Company’s bank credit facilities.

Note 7: OTHER

The results of operations for the three months ended March 31, 2002 do not include the operations of Ackerley which the Company acquired on June 14, 2002. Unaudited pro forma consolidated results of operations for the three months ended March 31, 2002, assuming the Ackerley acquisition had occurred on January 1, 2002 would have been as follows:

(In thousands, except per share data)
Revenue	$1,737,089
Income before cumulative effect of a change in accounting principle	81,849
Net loss	(16,696,677)

Income before cumulative effect of a change in accounting principle per common share - Basic	$.13
Net loss per common share - Basic	$(27.32)
Income before cumulative effect of a change in accounting principle per common share - Diluted	$.13
Net loss per common share - Diluted	$(27.10)

The pro forma information above is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had the merger occurred at the beginning of 2002, nor is it indicative of future results of operations.

Note 8: SEGMENT DATA

The Company has three reportable segments, which it believes best reflects how the Company is currently managed — radio broadcasting, outdoor advertising and live entertainment. The category “other” includes television broadcasting, sports representation and media representation. Revenue and expenses earned and charged between segments are recorded at fair value and eliminated in consolidation.

(In thousands)	Radio	Outdoor	Live
	Broadcasting	Advertising	Entertainment	Other	Corporate	Eliminations	Consolidated

Three Months Ended March 31, 2003
Revenue	$795,034	$450,528	$437,882	$125,418	$—	$(29,419)	$1,779,443
Divisional operating expenses	495,104	364,709	421,136	109,545	—	(29,419)	1,361,075
Non-cash compensation	516	—	—	—	283	—	799
Depreciation and amortization	37,300	88,966	14,819	12,497	5,980	—	159,562
Corporate expenses	—	—	—	—	42,779	—	42,779

Operating income (loss)	$262,114	$(3,147)	$1,927	$3,376	$(49,042)	$—	$215,228

Identifiable assets	$19,689,777	$4,609,656	$1,334,580	$1,388,708	$738,272	$—	$27,760,993
Capital expenditures	$10,636	$39,776	$9,846	$3,754	$420	$—	$64,432

Three Months Ended March 31, 2002
Revenue	$782,823	$369,165	$475,785	$101,405	$—	$(31,191)	$1,697,987
Divisional operating expenses	479,258	294,587	460,779	85,544	—	(31,191)	1,288,977
Non-cash compensation	1,460	—	—	—	378	—	1,838
Depreciation and amortization	36,507	74,672	16,264	9,007	5,968	—	142,418
Corporate expenses	—	—	—	—	38,969	—	38,969

Operating income (loss)	$265,598	$(94)	$(1,258)	$6,854	$(45,315)	$—	$225,785

Identifiable assets	$19,584,644	$3,639,863	$1,320,851	$1,263,437	$490,936	$—	$26,299,731
Capital expenditures	$17,981	$65,226	$12,284	$3,842	$9,317	$—	$108,650

Net revenue of $333.4 million and $275.9 million and identifiable assets of $2.2 billion and $1.7 billion were derived from the Company’s foreign operations and are included in the March 31, 2003 and 2002 data above, respectively.

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

          Our pro forma results are presented in constant U.S. dollars by adjusting our international functional currencies at constant exchange rates for both periods presented allowing for comparison of operations independent of foreign exchange movements.

          The following tables set forth our consolidated and segment results of operations on both a reported and a pro forma basis.

Comparison of Three Months Ended March 31, 2003 to Three Months Ended March 31, 2002.

Consolidated

(In thousands)	Three Months Ended March 31,
			% Change
	2003	2002	2003 v. 2002

Reported Basis:
Revenue	$1,779,443	$1,697,987	5%
Divisional Operating Expenses	1,361,075	1,288,977	6%
Corporate Expenses	42,779	38,969	10%

EBITDA as Adjusted *	375,589	370,041	1%

Reconciliation to net income (loss):
Non-cash compensation expense	799	1,838
Depreciation and amortization	159,562	142,418
Interest expense	100,952	110,367
Gain (loss) on sale of assets related to mergers	—	3,991
Gain (loss) on marketable securities	2,792	2,984
Equity in earnings of nonconsolidated affiliates	2,335	3,213
Other income (expense) - net	2	26,207
Income tax benefit (expense) - current	17,995	6,593
Income tax benefit (expense) - deferred	(66,354)	(68,077)

Income before cumulative effect of a change in accounting principle	71,046	90,329
Cumulative effect of a change in accounting principle	—	(16,778,526)

Net income (loss)	$71,046	$(16,688,197)

* See page 13 for cautionary disclosure

Other Data:

Cash Flow from Operating Activities	$435,842	$449,853

Cash Flow from Investing Activities	$(97,390)	$(137,764)

Cash Flow from Financing Activities	$(159,296)	$(284,892)

Pro Forma Basis:
Revenue	$1,728,798	$1,734,612	0%
Divisional Operating Expenses	1,312,657	1,328,171	(1%)

Reconciliation of Reported Basis to Pro Forma Basis
Reported Revenue	$1,779,443	$1,697,987
Acquisitions	—	49,195
Divestitures	(8)	(12,570)
Foreign Exchange adjustments	(50,637)	—

Pro Forma Revenue	$1,728,798	$1,734,612

Reported Divisional Operating Expenses	$1,361,075	$1,288,977
Acquisitions	—	48,883
Divestitures	(85)	(9,689)
Foreign Exchange adjustments	(48,333)	—

Pro Forma Divisional Operating Expenses	$1,312,657	$1,328,171

Consolidated Revenue and Divisional Operating Expenses
          On a reported basis, revenue increased $81.5 million for the three months ended March 31, 2003 from the same period of 2002. The reported basis revenue increase is primarily attributable to foreign exchange gains of $50.6 million as well as acquisitions, the most significant of which was our acquisition of Ackerley in June 2002. Ackerley contributed approximately $40.6 million in reported basis revenue for the three months ended March 31, 2003. Also, excluding the impact of the Ackerley acquisition and foreign exchange movements, our radio, outdoor and other operating segments posted reported revenue gains of

$7.8 million, $27.6 million and $3.2 million, respectively, for the three months ended March 31, 2003 compared to the same time period in 2002. These gains were offset by reported basis revenue declines of $50.2 million in our live entertainment operating segment, excluding foreign exchange movements.

          On a pro forma basis, revenue decreased $5.8 million for the first quarter of 2003 from the same period of 2002. We saw pro forma basis revenue declines in our live entertainment segment, offset by a pro forma revenue increase in our outdoor operating segment. Pro forma revenue for our radio operating segment was flat.

          Our live entertainment segment experienced a 9% pro forma revenue decline. Foreign exchange movements of $12.3 million as well as lower ticket revenue caused the decline. The ticket revenue decline was principally attributable to the mix of events in the current year as compared to the prior year.

          Our outdoor operating segment experienced an 8% pro forma revenue increase in the first three months of 2003 compared to the same period in 2002. Rates and occupancy on the majority of our outdoor inventory were up in the first quarter of 2003 compared to the same period of 2002. We saw pro forma revenue growth in most of our domestic markets, with pro forma revenue from our top 25 markets up 13% in the three months ended March 31, 2003 compared to the same time period of 2002. Internationally, our best performing markets were the United Kingdom, Italy and Australia.

          Pro forma revenue from our radio operating segment was flat in the first three months of 2003 compared to the same period of 2002. We did see 4% growth in our national advertising revenue, but this was offset by a 1% decline in our local advertising revenue. National advertising categories such as retail, auto, telecom/utility and finance were the most resilient in the first quarter of 2003 compared to the same period in 2002. As a whole, our larger radio markets experienced greater pro forma revenue increases than our smaller markets during the first three months of 2003 compared to 2002.

          On a reported basis, divisional operating expenses increased $72.1 million for the three months ended March 31, 2003 as compared to the same period of 2002. The reported basis divisional operating expense increase is primarily attributable to foreign exchange movements of $48.3 million as well as acquisitions, the most significant of which was our acquisition of Ackerley. Ackerley contributed approximately $34.2 million in reported basis divisional operating expense for the three months ended March 31, 2003. Also, excluding the impact of the Ackerley acquisition and foreign exchange movements, our radio, outdoor and other operating segments posted divisional operating expense increases of $12.0 million, $24.2 million and $3.4 million, respectively, for the first quarter of 2003 compared to the same period in 2002. These increases were offset by divisional operating expense declines of $51.7 million in our live entertainment operating segment, excluding foreign exchange movements.

          On a pro forma basis, divisional operating expenses decreased $15.5 million for the three months ended March 31, 2003 as compared to the same period of 2002. This decrease is related to a decline of $46.5 million associated with variable expense and talent fee declines in our live entertainment operating segment, partially offset by increases in our radio, outdoor and other operating segments pro forma divisional operating expenses of $6.4 million, $20.2 million, and $2.6 million, respectively.

Corporate Expenses
          Corporate expense increased $3.8 million for the three months ended March 31, 2003 as compared to the same period of 2002. This increase resulted from additional expenses related to outside legal and other consulting services that we incurred during the first quarter of 2003.

Depreciation and Amortization
          Depreciation and amortization expense increased $17.1 million for the three months ended March 31, 2003 as compared to the same period of 2002. The increase is primarily related to a $14.3 million increase in our outdoor operating segment resulting from prior year capital expenditures in our international outdoor business associated with revenue producing assets as well as accelerated depreciation recorded on display takedowns and abandonments in our domestic outdoor business.

Interest Expense
          Interest expense was $101.0 million and $110.4 million for the three months ended March 31, 2003 and 2002, respectively, a decrease of $9.4 million. The decrease in interest expense for the three months ended March 31, 2003 was due to an overall decrease in LIBOR rates as well as a decrease in our total debt outstanding. At March 31, 2003 and 2002, LIBOR was approximately 1.32% and 1.88% and outstanding debt was $8.6 billion and $9.1 billion, respectively.

Gain (loss) on Sale of Assets Related to Mergers
          During the three months ended March 31, 2002, a $4.0 million gain on sale of assets related to mergers was recorded relating to the sale of 791,000 shares of Entravision Corporation that we acquired in the AMFM merger.

Other Income (Expense) - Net
          For the three months ended March 31, 2003, other income (expense) — net was income of $2.0 thousand as compared to $26.2 million for the same period of 2002. The income recognized for the three months ended March 31, 2003 related to $1.8 million related to the extinguishment of debt and a $.9 million net gain on other miscellaneous items, offset by a loss of $2.5 million on the sale of radio assets. The income recognized during the first quarter of 2002 primarily related to a gain of $17.9 million recognized on the sale of a television license and a gain of $6.3 million recognized related to the early extinguishment of debt.

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

Segment Revenue and Divisional Operating Expenses

Radio Broadcasting

(In thousands)	Three Months Ended March 31,
			%
	2003	2002	Change

Reported Basis:
Revenue	$795,034	$782,823	2%
Divisional Operating Expenses	495,104	479,258	3%

EBITDA as Adjusted *	$299,930	$303,565	(1%)

* See page 13 for cautionary disclosure

Pro Forma Basis:
Revenue	$795,026	$792,214	0%
Divisional Operating Expenses	495,019	488,657	1%

Reconciliation of Reported Basis to Pro Forma Basis
Reported Revenue	$795,034	$782,823
Acquisitions	—	9,487
Divestitures	(8)	(96)
Foreign Exchange adjustments	—	—

Pro Forma Revenue	$795,026	$792,214

Reported Divisional Operating Expenses	$495,104	$479,258
Acquisitions	—	9,560
Divestitures	(85)	(161)
Foreign Exchange adjustments	—	—

Pro Forma Divisional Operating Expenses	$495,019	$488,657

          Reported basis revenue increased 2%, or $12.2 million for the three months ended March 31, 2003 as compared to the same period of 2002. The increase is largely attributable to acquisitions, the largest being Ackerley in June of 2002, which included 4 radio stations.

          Pro forma revenues for the three months ended March 31, 2003 were essentially flat as compared to the same period of 2002. On a pro forma basis, the top 25 markets grew revenue 2% during the current quarter as compared to the same quarter of the prior year. During the three months ended March 31, 2003, our national revenue grew faster than our local revenue as compared to 2002. Strong national revenue categories in the first quarter of 2003 were retail, telecom/utility, entertainment, auto and finance. We also saw stronger revenues in our national syndication business.

          Reported basis divisional operating expenses increased $15.8 million for the three months ended March 31, 2003 as compared to the same period of 2002. The increase is primarily attributable to acquisitions, the largest being the stations acquired with Ackerley in June of 2002. Also contributing to the divisional operating expense growth in the first quarter of 2003 was a $4.0 million increase in promotional expenses relating to format changes and continued investment spending in our brands.

Outdoor Advertising

(In thousands)	Three Months Ended March 31,
			%
	2003	2002	Change

Reported Basis:
Revenue	$450,528	$369,165	22%
Divisional Operating Expenses	364,709	294,587	24%

EBITDA as Adjusted *	$85,819	$74,578	15%

* See page 13 for cautionary disclosure

Pro Forma Basis:
Revenue	$412,157	$383,255	8%
Divisional Operating Expenses	328,467	308,300	7%

Reconciliation of Reported Basis to Pro Forma Basis
Reported Revenue	$450,528	$369,165
Acquisitions	—	15,847
Divestitures	—	(1,757)
Foreign Exchange adjustments	(38,371)	—

Pro Forma Revenue	$412,157	$383,255

Reported Divisional Operating Expenses	$364,709	$294,587
Acquisitions	—	15,576
Divestitures	—	(1,863)
Foreign Exchange adjustments	(36,242)	—

Pro Forma Divisional Operating Expenses	$328,467	$308,300

          Reported and pro forma basis revenue increased $81.4 million and $28.9 million for the three months ended March 31, 2003, respectively, as compared to the same period of 2002. The reported basis increase is partially attributable to acquisitions, the largest being Ackerley, which included 3 markets. These markets contributed approximately $15.4 million to revenue in the first quarter of 2003. Also, the devaluation of the dollar relative to our international functional currencies contributed approximately $38.4 million to the reported basis revenue increase.

          Domestically, we experienced broad based revenue increases across our markets and our products in the first three months of 2003 compared to the first three months of 2002 on both a reported and pro forma basis. The majority of our domestic markets showed positive revenue growth, with our top 25 markets up 13% on a pro forma basis. Our domestic poster, bulletin and transit revenue showed positive growth, with occupancy on each up in the first three months of 2003 compared to the first three months of 2002. Rates also increased during this same time for our posters and bulletins.

          During the first three months of 2003 we experienced pro forma revenue increases on our international street furniture and transit revenue, offset by pro forma revenue declines on our international billboards compared to the first three months of 2002. During the first quarter of 2003 our inventory of international transit and billboard displays remained about the same, but we increased our inventory of international street furniture displays compared to the first quarter of 2002. Revenue per board was up on our international street furniture, billboards and transit inventory in the first three months of 2003 compared to the same period of 2002. The United Kingdom, Italy and Australia were our strongest performing international markets.

          Both reported and pro forma divisional operating expenses increased $70.1 million and $20.2 million, respectively, for the three months ended March 31, 2003 as compared to the same period of 2002. Ackerley contributed approximately $9.7 million in reported divisional operating expense during the first three months 2003. Also, the devaluation of the dollar contributed approximately $36.2 million to the reported divisional operating expense increase. The remaining increase to the reported and pro forma divisional operating expense is primarily attributable to variable costs associated with the increase in revenue.

Live Entertainment

(In thousands)	Three Months Ended March 31,
			%
	2003	2002	Change

Reported Basis:
Revenue	$437,882	$475,785	(8%)
Divisional Operating Expenses	421,136	460,779	(9%)

EBITDA as Adjusted *	$16,746	$15,006	12%

* See page 13 for cautionary disclosure

Pro Forma Basis:
Revenue	$425,616	$468,556	(9%)
Divisional Operating Expenses	409,045	455,508	(10%)

Reconciliation of Reported Basis to Pro Forma Basis
Reported Revenue	$437,882	$475,785
Acquisitions	—	2,352
Divestitures	—	(9,581)
Foreign Exchange adjustments	(12,266)	—

Pro Forma Revenue	$425,616	$468,556

Reported Divisional Operating Expenses	$421,136	$460,779
Acquisitions	—	2,394
Divestitures	—	(7,665)
Foreign Exchange adjustments	(12,091)	—

Pro Forma Divisional Operating Expenses	$409,045	$455,508

          Reported basis revenue decreased $37.9 million for the three months ended March 31, 2003 as compared to the same period of 2002 and pro forma basis revenue decreased $42.9 million for the three months ended March 31, 2003 as compared to the same period of 2002.

          The reported and pro forma basis revenue declines are attributable to a decline in ticket revenues associated with the mix of events in the first quarter of 2003 as compared to the same period of 2002. During 2002, we promoted the Billy Joel and Elton John and Crosby, Stills, Nash and Young tours, with no revenue generating tours of comparable size in the first quarter of 2003. Also, we had fewer theatrical tours during the three months ended March 31, 2003 as compared to the same period of 2002.

          Reported and pro forma divisional operating expenses decreased $39.6 million and $46.5 million, respectively, for the three months ended March 31, 2003 as compared to the same period of 2002. The declines are partially attributable to variable expenses associated with the decrease in revenue. Additionally, we experienced a $33.7 million decline on a reported basis in talent expenses associated with the mix of events in 2003 compared to 2002 and the reduction in theatrical tours.

Segment Reconciliations
(In thousands)

	Three Months Ended March 31,

	2003	2002

Reported EBITDA as Adjusted *
Radio Broadcasting	$299,930	$303,565
Outdoor Advertising	85,819	74,578
Live Entertainment	16,746	15,006
Other	15,873	15,861
Corporate	(42,779)	(38,969)

Consolidated EBITDA as Adjusted *	$375,589	$370,041

* See page 13 for cautionary disclosure

Pro Forma Revenue
Radio Broadcasting	$795,026	$792,214
Outdoor Advertising	412,157	383,255
Live Entertainment	425,616	468,556
Other	125,418	121,778
Eliminations	(29,419)	(31,191)

Consolidated Pro Forma Revenue	$1,728,798	$1,734,612

Pro Forma Divisional Operating Expense
Radio Broadcasting	$495,019	$488,657
Outdoor Advertising	328,467	308,300
Live Entertainment	409,045	455,508
Other	109,545	106,897
Eliminations	(29,419)	(31,191)

Consolidated Pro Forma Divisional Operating Expense	$1,312,657	$1,328,171

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Operating Activities:

          Net cash flow from operating activities of $435.8 million for the three months ended March 31, 2003 principally reflects a net income of $71.0 million plus depreciation and amortization of $159.6 million. Cash flow from operations also reflects a positive change in working capital of approximately $139.7 million primarily due to an increase in deferred income and a decrease in accounts receivable. Net cash flow from operating activities of $449.9 million for the three months ended March 31, 2002 principally reflects net loss of $16.7 billion offset by non-cash charges of $16.8 billion for the adoption of SFAS 142 and depreciation and amortization of $142.4 million. Cash flow from operations also reflects increases in deferred income, accounts payable, taxes payable and other accrued expenses partially offset by an increase in receivables and prepaids.

Investing Activities:

          Net cash expenditures used in investing activities of $97.4 million for the three months ended March 31, 2003 principally reflect capital expenditures of $64.4 million related to purchases of property, plant and equipment and $30.8 million primarily related to acquisitions of radio and outdoor assets. Net cash expenditures for investing activities of $137.8 million for the three months ended March 31, 2002 reflect $108.7 million related to purchases of property, plant and equipment and $20.8 million relating to acquisitions and dispositions of radio, outdoor, and entertainment assets.

Financing Activities:

          Financing activities for the three months ended March 31, 2003 principally reflect the net reduction in debt of $169.8 million and proceeds of $10.5 million related to the exercise of stock options. Financing activities for the three months ended March 31, 2002 reflect a net reduction in debt of $328.4 million and proceeds of $43.5 million related to the exercise of stock options and warrants.

          We expect to fund anticipated cash requirements (including payments of principal and interest on outstanding indebtedness and commitments, acquisitions, anticipated capital expenditures and share repurchases) for the foreseeable future with cash flows from operations and various externally generated funds.

SOURCES OF CAPITAL

As of March 31, 2003 and December 31, 2002 we had the following debt outstanding:

(In millions)

	March 31,	December 31,
	2003	2002

Credit facilities - domestic	$1,501.6	$2,056.6
Credit facility - international	83.1	95.7
Senior convertible notes	517.6	517.6
Liquid Yield Option Notes (a)	249.2	252.1
Long-term bonds (b)	6,102.6	5,655.9
Other borrowings	180.0	200.7

Total Debt (c)	8,634.1	8,778.6
Less: Cash and cash equivalents	349.2	170.1

	$8,284.9	$8,608.5

(a)	Includes $41.4 million and $42.1 million in unamortized fair value purchase accounting adjustment premiums related to the merger with Jacor Communications, Inc. at March 31, 2003 and December 31, 2002, respectively.

(b)	Includes $18.9 million and $44.6 million in unamortized fair value purchase accounting adjustment premiums related to the merger with AMFM Inc. at March 31, 2003 and December 31, 2002, respectively. Also includes $117.6 million and $119.8 million related to fair value adjustments for interest rate swap agreements at March 31,2003 and December 31, 2002, respectively.

(c)	Total face value of outstanding debt was $8.6 billion and $8.7 billion at March 31, 2003 and December 31, 2002, respectively.

Domestic Credit Facilities

          We currently have three separate domestic credit facilities. These provide cash for both working capital needs as well as to fund certain acquisitions and refinancing of certain public debt securities.

          The first credit facility is a reducing revolving credit facility, originally in the amount of $2.0 billion. At March 31, 2003, $-0- was outstanding and $1.3 billion was available for future borrowings. The amount available for future borrowings under this credit facility began reducing on September 30, 2000, with quarterly reductions to continue through the last business day of June 2005. The reductions in amounts available for future borrowings total $109.4 million per quarter in 2003 and 2004, $131.3 million in the first quarter of 2005 and $381.3 million in the second quarter of 2005.

          The second facility is a $1.5 billion, five-year multi-currency revolving credit facility. At March 31, 2003, the outstanding balance was $1.6 million and, taking into account letters of credit of $114.5 million, $1.4 billion was available for future borrowings, with the entire balance to be repaid on August 30, 2005.

          The third facility is a $1.5 billion three-year term loan with a maturity of August 28, 2005. At March 31, 2003, the outstanding balance was $1.5 billion. On April 30, 2003, we paid down $500.0 million to permanently reduce this balance to $1.0 billion.

          During the three months ended March 31, 2003, we made principal payments totaling $755.0 million and drew down $200.0 million on these credit facilities. As of May 1, 2003, the credit facilities aggregate outstanding balance was $1.5 billion and, taking into account outstanding letters of credit, $2.2 billion was available for future borrowings.

International Credit Facility

          We have a $150.0 million five-year revolving credit facility with a group of international banks. This facility allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provides funds to our international operations for certain working capital needs. At March 31, 2003, $83.1 million was outstanding. This credit facility expires on December 8, 2005.

Liquid Yield Option Notes

          We assumed 4.75% Liquid Yield Option Notes (“LYONs”) due 2018 as a part of the merger with Jacor. Each LYON has a principal amount at maturity of $1,000 and is convertible, at the option of the holder, at any time on or prior to maturity, into our common stock at a conversion rate of 7.227 shares per LYON. The LYONs balance, after conversions to common stock, amortization of purchase accounting premium and accretion of interest, at March 31, 2003 was $249.2 million, which includes an unamortized fair value purchase accounting premium of $41.4 million.

          We could purchase the LYONs, at the option of the holder, on February 9, 2003 for a purchase price of $494.52 per LYON, representing a 4.75% yield per annum to the holder on such date. At February 9, 2003, 9,683 LYONs were put to us, which we purchased for an aggregate price of $4.8 million. On April 17, 2003, we redeemed, pursuant to a call provision in the indenture governing the LYONs, all of the outstanding 4.75% LYONs, originally issued by Jacor Communications, Inc., for $208.2 million. As a result of the redemption, we will recognize a non-cash gain on the extinguishment of debt of $41.3 million during the second quarter of 2003.

Long-Term Bonds

          On January 9, 2003, we completed a debt offering of $300.0 million 4.625% notes due January 15, 2008 and $500.0 million 5.75% notes due January 15, 2013. Interest is payable on January 15 and July 15 on both series of notes. The aggregate net proceeds of approximately $791.2 million were used to repay borrowings outstanding under our bank credit facilities and to finance the redemption of AMFM Operating, Inc.’s outstanding 8.125 % senior subordinated notes due in 2007 and 8.75% senior subordinated notes due in 2007. The AMFM notes were redeemed pursuant to call provisions in the indentures governing the notes.

          On February 10, 2003, we called all of AMFM Operating Inc.’s outstanding 8.125% senior subordinated notes due 2007, originally issued by Chancellor Media Corporation of Los Angeles, for $379.2 million plus accrued interest. On February 18, 2003, we called all of AMFM Operating Inc.’s outstanding 8.75% senior subordinated notes due 2007, originally issued by Chancellor Radio Broadcasting Company, for $193.4 million plus accrued interest.

          On March 17, 2003, we completed a debt offering of $200.0 million 4.625% notes due January 15, 2008. Interest is payable on January 15 and July 15. The aggregate net proceeds of approximately $203.4 million were used to repay borrowings outstanding under our bank credit facilities and to finance the redemption of all of the 4.75 % LYONs due 2008.

          On May 1, 2003, we completed a debt offering of $500.0 million 4.25% notes due May 15, 2009. Interest is payable on May 15 and November 15. The aggregate net proceeds of $497.0 million were used to repay borrowings outstanding on the $1.5 billion three-year term loan. In conjunction with the issuance, we entered into an interest rate swap agreement with a $500.0 million notional amount that effectively floats interest at a rate based upon LIBOR.

Cash and Cash Equivalents

          At March 31, 2003 the Company had cash and cash equivalents of $349.2 million. Substantially all of this cash was used for the April 1, 2003 redemption of the 2.625% senior convertible notes due April 1, 2003.

Shelf Registration

          On March 29, 2002, we filed a Registration Statement on Form S-3 covering a combined $3.0 billion of debt securities, junior subordinated debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units (the “shelf registration statement”). The shelf registration statement also covers preferred securities that may be issued from time to time by our three Delaware statutory business trusts and guarantees of such preferred securities by us. The SEC made this shelf registration statement effective on April 2, 2002. After the debt offerings of January 9, 2003, March 17, 2003 and May 1, 2003, $1.5 billion remains available from this shelf registration statement.

Debt Covenants

          Our only significant covenants relate to leverage ratio and interest coverage contained and defined in the credit facilities. The leverage ratio covenant requires us to maintain a ratio of total debt to EBITDA (as defined by the credit facilities) of less than 5.50x through June 30, 2003 and less than 5.00x from July 1, 2003 through the maturity of the facilities. The interest coverage covenant requires us to maintain a minimum ratio of EBITDA (as defined by the credit facilities) to interest expense of 2.00x. In the event that we do not meet these covenants, we are considered to be in default on the credit facilities at which time the credit facilities may become immediately due. At March 31, 2003, our leverage and interest coverage ratios were 3.9x and 5.1x, respectively. Including our cash and cash equivalents recorded at March 31, 2003, our leverage on a net debt basis was 3.8x. Our bank credit facilities have cross-default provisions among the bank facilities only. No other Clear Channel debt agreements have cross-default or cross-acceleration provisions.

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

          At March 31, 2003, we were in compliance with all debt covenants. We expect to remain in compliance throughout 2003.

USES OF CAPITAL

Acquisitions

          During the three months ended March 31, 2003 we acquired one radio station for $4.5 million in cash. We also acquired approximately 750 outdoor display faces in nine domestic markets and approximately 600 display faces in one international market for a total of $16.4 million in cash. Our outdoor segment also acquired investments in nonconsolidated affiliates for a total of $1.5 million in cash and acquired an additional 10% interest in a subsidiary for $5.1 million in cash. Also, our national representation business acquired new contacts for a total of $3.3 million in cash during the three months ended March 31, 2003. We intend to continue to acquire certain businesses that fit our strategic goals; however, the primary focus is on reduction of debt.

Capital Expenditures

          Capital expenditures in the three months ended March 31, 2003 decreased from $108.7 million in 2002 to $64.4 million in the same period of 2003. Overall, capital expenditures decreased due to less integration and consolidation of our operations as well as less revenue producing capital expenditures during the first quarter of 2003 as compared to the same period of the prior year. We anticipate our total capital expenditures for 2003 will approximate $525 million.

(In millions)

	Three Months Ended March 31, 2003 Capital Expenditures

				Corporate and
	Radio	Outdoor	Entertainment	Other	Total

Recurring	$10.1	$11.6	$3.4	$3.0	$28.1
Non-recurring projects	.5	—	—	1.1	1.6
Revenue producing	—	28.3	6.4	—	34.7

	$10.6	$39.9	$9.8	$4.1	$64.4

          Radio broadcasting capital expenditures declined $7.4 million in the three months ended March 31, 2003 as compared to the same period of 2002 due to seasonal factors.

          Outdoor advertising capital expenditures during the three months ended March 31, 2003 decreased $25.3 million as compared to the same period of 2002 primarily due to less revenue producing related capital expenditures.

          Live entertainment capital expenditures during the three months ended March 31, 2003 decreased $2.5 million as compared to the same period of 2002 primarily related to less non-recurring capital expenditures related to consolidation of operations. This decline was partially offset by a small increase in revenue producing capital expenditures related to the construction of new venues.

          Capital expenditures listed under Corporate and Other declined $9.1 million during the three months ended March 31, 2003 as compared to the same period of 2002 due to capital expenditures in 2002 related to the completion of a new data and administrative service center which replaced leased locations.

Off-Balance Sheet Arrangements

          In accordance with generally accepted accounting principles in the United States, we do not record the following transactions on our balance sheet:

     Commitments and Contingencies

          We were among the defendants in a lawsuit filed on June 12, 2002 in the United States District Court for the Southern District of Florida by Spanish Broadcasting System. The plaintiffs alleged that we were in violation of Section One and Section Two of the Sherman Antitrust Act as well as various other claims, such as unfair trade practices and defamation, among other counts. This case was dismissed with prejudice on January 31, 2003. The plaintiffs have filed with the court for reconsideration.

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

     Guarantees

          As of March 31, 2003, we guaranteed the debt of third parties of approximately $98.5 million primarily related to long-term operating contracts. The third parties’ associated operating assets secure a substantial portion of these obligations.

          At March 31, 2003, we guaranteed the third-party performance under a certain contract for approximately $77.4 million that expires in 2004.

Market Risk

     Interest Rate Risk

          At March 31, 2003, approximately 36% of our long-term debt, including fixed rate debt on which we have entered into interest rate swap agreements, bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the year’s average interest rate under these borrowings, it is estimated that our interest expense would have changed by $61.4 million and that our net income would have changed by $38.1 million during the first three months of 2003. In the event of an adverse change in interest rates, management may take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

          At March 31, 2003, we had entered into interest rate swap agreements with a $1.5 billion aggregate notional amount that effectively float interest at rates based upon LIBOR. These agreements expire from September 2003 to June 2005. The fair value of these agreements at March 31, 2003 was an asset of $117.6 million.

     Equity Price Risk

          At March 31, 2003, the carrying value of our available-for-sale and trading equity securities was $84.5 million and $11.1 million, respectively. These investments are affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at March 31, 2003 by $19.1 million and would change accumulated comprehensive income (loss) and net income (loss) by $10.5 million and $1.4 million, respectively. At March 31, 2003, we also held $30.7 million of investments that do not have a quoted market price, but are subject to fluctuations in their value.

     Foreign Currency

          We have operations in countries throughout the world. Foreign operations are measured in their local currencies except in hyper-inflationary countries in which we operate. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. To mitigate a portion of the exposure to risk of international currency fluctuations, we maintain a natural hedge through borrowings in currencies other than the U.S. dollar. This hedge position is reviewed monthly. We currently maintain no derivative instruments to mitigate the exposure to translation and/or transaction risk. However, this does not preclude the adoption of specific hedging strategies in the future. Our foreign operations reported a net loss of $18.6 million for the three months ended March 31, 2003. It is estimated that a 10% change in the value of the U.S. dollar to foreign currencies would change net loss for the three months ended March 31, 2003 by $1.9 million.

          Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of our investments in various countries, all of which are accounted for under the equity method. It is estimated that the result of a 10% fluctuation in the value of the dollar relative to these foreign currencies at March 31, 2003 would change our equity in earnings of nonconsolidated affiliates by $.2 million and would change our net income for the three months ended March 31, 2003 by approximately $.1 million. This analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

Recent Accounting Pronouncements

          On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“Statement 143”). Statement 143 applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset. Adoption of this statement did not materially impact our financial position or results of operations.

          On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement 146”). Statement 146 addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Terminations Benefits and Other Costs to Exit an Activity.” It also substantially nullifies EITF Issue No. 88-10, “Costs

Associated with Lease Modification or Termination.” Adoption of this statement did not materially impact our financial position or results of operations.

          On January 1, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“the Interpretation”). The Interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. The Interpretation’s disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002. The Interpretation’s initial recognition and initial measurement provisions were applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. We adopted the disclosure requirements of this Interpretation for our 2002 annual report. Adoption of the initial recognition and initial measurement requirements of the Interpretation did not materially impact our financial position or results of operations.

Critical Accounting Policies

          The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates that are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. The following accounting policies require significant management judgments and estimates.

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

     Revenue Recognition

          Radio broadcasting revenue is recognized as advertisements or programs are broadcast and is generally billed monthly. Outdoor advertising provides services under the terms of contracts covering periods up to three years, which are generally billed monthly. Revenue for outdoor advertising space rental is recognized ratably over the term of the contract. Advertising revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for our broadcasting and outdoor operations. Clients remit the gross billing amount to the agency and the agency remits gross billings less their commission to us. Payments received in advance of being earned are recorded as deferred income.

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

     Long-Lived Assets

          We record impairment losses when events and circumstances indicate that depreciable and amortizable long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. When specific assets are determined to be unrecoverable, the cost basis of these assets are reduced to reflect their current fair market value. We use various assumptions in determining the current fair market value of these assets, including future expected cash flows and discount rates, as well as future salvage values.

          In the first quarter of 2002, we adopted Statement 142, Goodwill and Other Intangible Assets. In accordance with Statement 142, we tested our FCC licenses for impairment as of January 1, 2002 by comparing their fair value to their carrying value at that date. We recorded an impairment charge of our FCC licenses of approximately $6.0 billion, net of deferred tax of $3.7 billion. We used an income approach to value the FCC licenses. We also recorded an impairment charge of our goodwill of approximately $10.8 billion, net of deferred taxes of $659.1 million. Similar to our test for impairment of FCC licenses, we used the income approach to determine the fair value of our reporting units. The fair value of our reporting units was used to apply value to the net assets of each reporting unit. To the extent that the net assets exceeded the fair value, an impairment charge was recorded. The income approach used for valuing goodwill and FCC licenses involved estimating future cash flows expected to be generated from the related assets, discounted to their present value using a risk-adjusted discount rate. Terminal values were also estimated and discounted to their present value. The fair values calculated were significantly impacted by the assumptions made, which impacted our impairment charge. We may incur additional impairment charges in future periods under Statement 142 to the extent we do not achieve our expected cash flow growth rates, and to the extent that market values and long-term interest rates in general decrease and increase, respectively.

     Accounting for Investments

          At March 31, 2003, we had $126.3 million recorded as other investments. Other investments are composed primarily of equity securities. These securities are classified as available-for-sale or trading and are carried at fair value based on quoted market prices. Securities are carried at historical value when quoted market prices are unavailable. The net unrealized gains or losses on available-for-sale securities, net of tax, are reported as a separate component of shareholders’ equity. The net unrealized gains or losses on trading securities are reported in the statement of operations. In addition, we hold investments that do not have quoted market prices. We review the value of these investments and record an impairment charge in the statement of operations for any decline in value that is determined to be other-than-temporary. For the three months ended March 31, 2003 and 2002, we recorded no impairment charges related to other-than-temporary declines in the value of our investments. In addition, at March 31, 2003, we had $548.4 million recorded as investments accounted for under the equity method. We review the value of these investments and record an impairment charge in the statement of operations for any decline in value that is determined to be other-than-temporary.

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

Inflation

          Inflation has affected our performance in terms of higher costs for wages, salaries and equipment. Although the exact impact of inflation is indeterminable, we believe we have offset these higher costs in various manners.

Ratio of Earnings to Fixed Charges

          The ratio of earnings to fixed charges is as follows:

Three Months ended
March 31,		Year Ended December 31,

2003	2002	2002	2001	2000	1999	1998

1.65	1.83	2.62	*	2.20	2.04	1.83

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

          A wide range of factors could materially affect future developments and performance, including:

•	the impact of general economic conditions in the U.S. and in other countries in which we currently do business;

•	the impact of the geopolitical environment;

•	our ability to integrate the operations of recently acquired companies;

•	shifts in population and other demographics;

•	industry conditions, including competition;

•	fluctuations in operating costs;

•	technological changes and innovations;

•	changes in labor conditions;

•	fluctuations in exchange rates and currency values;

•	capital expenditure requirements;

•	litigation settlements;

•	legislative or regulatory requirements;

•	interest rates;

•	the effect of leverage on our financial position and earnings;

•	taxes;

•	access to capital markets; and

•	certain other factors set forth in our SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2002.

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

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

          We were among the defendants in a lawsuit filed on June 12, 2002 in the United States District Court for the Southern District of Florida by Spanish Broadcasting System. The plaintiffs alleged that we were in violation of Section One and Section Two of the Sherman Antitrust Act as well as various other claims, such as unfair trade practices and defamation, among other counts. This case was dismissed with prejudice on January 31, 2003. The plaintiffs have filed with the court for reconsideration.

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits. See Exhibit Index on Page 36
          (b) Reports on Form 8-K

Filing	Date	Items Reported	Financial Statements Reported

8-K	1/7/03	Item 5 - Other	None
8-K	1/10/03	Item 5 - Other	None
8-K	3/12/03	Item 5 - Other	None
8-K	3/18/03	Item 5 - Other	None

Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL COMMUNICATIONS, INC.

May 1, 2003	/s/ Randall T. Mays

Randall T. Mays Executive Vice President and Chief Financial Officer

May 1, 2003	/s/ Herbert W. Hill, Jr.

Herbert W. Hill, Jr. Senior Vice President and Chief Accounting Officer

Certification

I, L. Lowry Mays, Chairman and Chief Executive Officer of Clear Channel Communications, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Clear Channel Communications, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 1, 2003

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

Date: May 1, 2003

/s/ RANDALL T. MAYS Randall T. Mays Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated as of October 5, 2001, by and among Clear Channel, CCMM Sub, Inc. and The Ackerley Group, Inc. (incorporated by reference to the exhibits of Clear Channel’s Current Report on Form 8-K filed October 9, 2001).

3.1	Current Articles of Incorporation of the Company (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-3 (Reg. No. 333-33371) dated September 9, 1997).

3.2	Third Amended and Restated Bylaws of the Company (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-4 (Reg. No. 333-74196) dated November 29, 2001).

3.3	Amendment to the Company’s Articles of Incorporation (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Second Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

3.5	Third Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000).

4.1	Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B.J. McCombs, John M. Schaefer and John W. Barger, dated August 3, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.2	Waiver and Second Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated August 17, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.3	Waiver and Third Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated July 26, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.4	Waiver and Fourth Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated September 27, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.5	Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B. J. McCombs, John M. Schaefer and John W. Barger, dated May 31, 1977 (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-1 (Reg. No. 33-289161) dated April 19, 1984).

4.6	Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

4.7	First Supplemental Indenture dated March 30, 1998 to Senior Indenture dated October 1, 1997, by and between the Company and The Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

4.8	Second Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

Exhibit
Number	Description

4.9	Third Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

4.10	Fourth Supplement Indenture dated November 24, 1999 to Senior Indenture dated October 1, 1997, by and between Clear Channel and The Bank of New York as Trustee (incorporated by reference to the exhibits of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

4.11	Fifth Supplemental Indenture dated June 21, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channel’s registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.12	Sixth Supplemental Indenture dated June 21, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channel’s registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.13	Seventh Supplemental Indenture dated July 7, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channel’s registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.14	Eighth Supplemental Indenture dated September 12, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

4.15	Ninth Supplemental Indenture dated September 12, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

4.16	Tenth Supplemental Indenture dated October 26, 2001, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

4.17	Eleventh Supplemental Indenture dated January 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.18	Twelfth Supplemental Indenture dated March 17, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated March 18, 2003).

11	Statement re: Computation of Per Share Earnings.

12	Statement re: Computation of Ratios.

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer