Form 10-Q
period 2003-06-30
CLEAR CHANNEL COMMUNICATIONS INC
filed 2003-08-06
CIK 739708

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003 Commission file number 1-9645

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes     x       No

Indicate the number of shares outstanding of each class of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2003

Common Stock, $.10 par value	614,907,066

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

INDEX

Page No.

Part I — Financial Information
Item 1. Unaudited Financial Statements
Consolidated Balance Sheets at June 30, 2003 and December 31, 2002	3
Consolidated Statements of Operations for the six and three months ended June 30, 2003 and 2002	5
Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002	6
Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	31
Part II — Other Information
Item 1. Legal Proceedings	32
Item 4. Submission of Matters to a Vote of Security Holders	32
Item 6. Exhibits and reports on Form 8-K	32
(a) Exhibits
(b) Reports on Form 8-K
Signatures	33
Index to Exhibits	34

PART I

Item 1. UNAUDITED FINANCIAL STATEMENTS

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)

	June 30,	December 31,
	2003	2002
	(Unaudited)	(Audited)

Current Assets
Cash and cash equivalents	$195,628	$170,086
Accounts receivable, less allowance of $64,050 at June 30, 2003 and $67,338 at December 31, 2002	1,687,358	1,584,995
Prepaid expenses	281,087	203,578
Other current assets	152,303	164,836

Total Current Assets	2,316,376	2,123,495

Property, Plant and Equipment
Land, buildings and improvements	1,550,870	1,519,845
Structures and site leases	2,745,774	2,581,414
Towers, transmitter and studio equipment	783,159	743,463
Furniture and other equipment	651,772	629,264
Construction in progress	200,137	227,853

	5,931,712	5,701,839
Less accumulated depreciation	1,706,624	1,459,027

	4,225,088	4,242,812
Intangible Assets
Definite-lived intangibles, net	719,199	761,728
Indefinite-lived intangibles — licenses	11,767,173	11,738,947
Indefinite-lived intangibles — other	428,123	389,801
Goodwill	7,265,481	7,241,231

Other Assets
Notes receivable	19,216	21,658
Investments in, and advances to, nonconsolidated affiliates	530,042	542,214
Other assets	511,475	520,423
Other investments	196,409	89,844

Total Assets	$27,978,582	$27,672,153

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY
(In thousands)

	June 30,	December 31,
	2003	2002
	(Unaudited)	(Audited)

Current Liabilities
Accounts payable	$368,052	$345,093
Accrued interest	120,220	71,335
Accrued expenses	816,636	894,166
Accrued income taxes	13,836	—
Current portion of long-term debt	898,511	1,396,532
Deferred income	579,290	277,042
Other current liabilities	16,039	26,471

Total Current Liabilities	2,812,584	3,010,639

Long-term debt	7,075,390	7,382,090
Other long-term borrowings	149,846	64,114
Deferred income taxes	2,677,534	2,470,458
Other long-term liabilities	537,830	488,687

Minority interest	52,009	46,073

Shareholders’ Equity
Common stock	61,524	61,340
Additional paid-in capital	30,915,272	30,868,725
Accumulated deficit	(16,330,443)	(16,652,789)
Accumulated other comprehensive income (loss)	49,663	(47,798)
Other	(1,425)	(3,131)
Cost of shares held in treasury	(21,202)	(16,255)

Total Shareholders’ Equity	14,673,389	14,210,092

Total Liabilities and Shareholders’ Equity	$27,978,582	$27,672,153

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands of dollars, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,

	2003	2002	2003	2002

Revenue	$4,096,692	$3,870,897	$2,317,249	$2,172,910
Operating expenses:
Divisional operating expenses (excludes non-cash compensation expenses of $1,016, $2,777, $500 and $1,317 for the six and three months ended June 30, 2003 and 2002, respectively)	3,002,980	2,795,378	1,641,905	1,506,401
Non-cash compensation expense	2,578	3,283	1,779	1,445
Depreciation and amortization	321,442	288,679	161,880	146,261
Corporate expenses (excludes non-cash compensation expenses of $1,562, $506, $1,279 and $128 for the six and three months ended June 30, 2003 and 2002, respectively)	85,238	78,172	42,459	39,203

Operating income	684,454	705,385	469,226	479,600

Interest expense	196,263	218,717	95,311	108,350
Gain (loss) on sale of assets related to mergers	—	3,991	—	—
Gain (loss) on marketable securities	5,373	8,901	2,581	5,917
Equity in earnings of nonconsolidated affiliates	9,048	10,713	6,713	7,500
Other income (expense) – net	39,144	41,601	39,142	15,394

Income before income taxes and cumulative effect of a change in accounting principle	541,756	551,874	422,351	400,061
Income tax (expense) benefit:
Current	(40,326)	(205,758)	(58,321)	(212,351)
Deferred	(179,084)	(17,751)	(112,730)	50,326

Income before cumulative effect of a change in accounting principle	322,346	328,365	251,300	238,036
Cumulative effect of a change in accounting principle, net of tax of $4,324,446	—	(16,778,526)	—	—

Net income (loss)	322,346	(16,450,161)	251,300	238,036

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	33,981	(6,507)	26,774	5,755
Unrealized gain (loss) on securities:
Unrealized holding gain (loss)	65,349	(78,228)	40,312	(41,107)
Reclassification adjustment for gains on shares held prior to mergers	—	(3,982)	—	(3,982)
Reclassification adjustment for (gains) losses included in net income (loss)	(1,869)	(2,475)	(146)	—

Comprehensive income (loss)	$419,807	$(16,541,353)	$318,240	$198,702

Per common share:
Income (loss) before cumulative effect of a change in accounting principle — Basic	$.53	$.55	$.41	$.40
Cumulative effect of a change in accounting principle — Basic	—	(27.92)	—	—

Net income (loss) — Basic	$.53	$(27.37)	$.41	$.40

Income (loss) before cumulative effect of a change in accounting principle — Diluted	$.52	$.54	$.41	$.39
Cumulative effect of a change in accounting principle — Diluted	—	(26.86)	—	—

Net income (loss) — Diluted	$.52	$(26.32)	$.41	$.39

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands of dollars)

	Six Months Ended June 30,

	2003	2002

Cash Flows from operating activities:
Net income (loss)	$322,346	$(16,450,161)

Reconciling Items:
Cumulative effect of a change in accounting principle, net of tax	—	16,778,526
Depreciation and amortization	321,442	288,679
Deferred taxes	179,084	17,751
(Gain) loss on disposal of assets	(5,317)	(21,648)
(Gain) loss on sale of assets related to mergers	—	(3,991)
(Gain) loss on sale of other investments	(3,840)	—
(Gain) loss forward exchange contract	9,163	(21,005)
(Gain) loss on trading securities	(10,696)	12,103
Increase (decrease) other, net	(45,431)	(14,227)
Changes in other operating assets and liabilities, net of effects of acquisitions	176,987	263,806

Net cash provided by operating activities	943,738	849,833

Cash flows from investing activities:
(Investment in) liquidation of restricted cash, net	—	(10,408)
Cash acquired in stock-for-stock mergers	—	4,305
Decrease (increase) in notes receivable – net	2,442	2,997
Decrease (increase) in investments in and advances to nonconsolidated affiliates — net	7,249	(2,210)
Purchases of investments	(4,734)	(250)
Proceeds from sale of investments	10,940	15,180
Purchases of property, plant and equipment	(140,279)	(229,909)
Proceeds from disposal of assets	8,164	49,324
Proceeds from divestitures placed in restricted cash	—	25,303
Acquisition of operating assets	(44,843)	(93,810)
Acquisition of operating assets with restricted cash	—	(13,941)
Decrease (increase) in other-net	(36,839)	(29,922)

Net cash (used in) provided by investing activities	(197,900)	(283,341)

Cash flows from financing activities:
Draws on credit facilities	1,567,734	724,297
Payments on credit facilities	(3,088,814)	(922,482)
Proceeds from long-term debt	1,997,817	—
Payments on long-term debt	(1,310,753)	(409,098)
Proceeds from forward exchange contract	83,519	—
Proceeds from exercise of stock options, stock purchase plan and common stock warrants	30,201	59,223

Net cash (used in) provided by financing activities	(720,296)	(548,060)
Net increase in cash and cash equivalents	25,542	18,432
Cash and cash equivalents at beginning of period	170,086	154,744

Cash and cash equivalents at end of period	$195,628	$173,176

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

(In thousands, except per share data)	Six Months Ended June 30,		Three Months Ended June 30,

	2003	2002	2003	2002

Net income before cumulative effect of a change in accounting principle
Reported	$322,346	$328,365	$251,300	$238,036
Pro forma stock compensation expense, net of tax	(23,966)	(26,205)	(11,729)	(12,948)

Pro Forma	$298,380	$302,160	$239,571	$225,088

Net income before cumulative effect of a change in accounting principle per common share
Basic:
Reported	$.53	$.55	$.41	$.40
Pro Forma	$.49	$.50	$.39	$.37
Diluted:
Reported	$.52	$.54	$.41	$.39
Pro Forma	$.48	$.49	$.39	$.37

The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for 2003 and 2002:

	2003	2002

Risk-free interest rate	2.91% – 3.76%	2.85% – 5.33%
Dividend yield	0%	0%
Volatility factors	43% – 47%	36% - 49%
Expected life in years	5.0 – 7.5	3.5 – 7.5

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

On January 1, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. FIN 45’s disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002. FIN 45’s initial recognition and initial measurement provisions were applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The Company adopted the disclosure requirements of this Interpretation for its 2002 annual report. Adoption of the initial recognition and initial measurement requirements of FIN 45 did not materially impact the Company’s financial position or results of operations.

On January 1, 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 addresses consolidation of business enterprises of variable interest entities. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003 and for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not acquired any variable interest entities subsequent to January 31, 2003 and will therefore adopt FIN 46 for its quarterly report for the period ending September 30, 2003. The Company has certain investments, accounted for under the equity method, that include a put and call structure that guarantees a minimum return to the counter party. The Company also has certain long-term contracts related to the programming and/or sale of advertising air time for radio stations that it does not own. The Company is currently evaluating the applicability of FIN 46 to these arrangements, as well as other equity investments and arrangements, and the possible impact on its future consolidated results of operation and consolidated balance sheet.

Note 2: INTANGIBLE ASSETS AND GOODWILL

Definite-lived Intangibles
 The Company’s definite-lived intangible assets consist primarily of transit and street furniture contracts and other contractual rights in the outdoor segment, talent contracts in the radio segment, and in the Company’s other segment, representation contracts for non-affiliated television and radio stations, all of which are amortized over the respective lives of the agreements. Other definite-lived intangible assets are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at June 30, 2003 and December 31, 2002:

(In thousands)	June 30, 2003		December 31, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Transit, street furniture, and other outdoor contractual rights	$629,915	$263,803	$600,221	$228,037
Talent contracts	202,161	117,471	212,326	112,259
Representation contracts	200,164	49,196	197,636	37,846
Other	214,470	97,041	219,410	89,723

Total	$1,246,710	$527,511	$1,229,593	$467,865

Total amortization expense from definite-lived intangible assets for the three and six months ended June 30, 2003 and for the year ended December 31, 2002 was $35.0 million, $69.9 million and $137.1 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2004	$121,998
2005	107,946
2006	87,569
2007	61,554
2008	52,045

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

Goodwill
 Statement 142 requires the Company to test goodwill for impairment using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company completed the two-step impairment test during the first quarter of 2002. As a result of this test, the Company recognized impairment of approximately $10.8 billion, net of deferred taxes of $659.1 million related to tax deductible goodwill, as a component of the cumulative effect of a change in accounting principle during the three months ended March 31, 2002. Consistent with the Company’s approach to fair valuing FCC licenses, the income approach was used to determine the fair value of each of the Company’s reporting units. Throughout 2001, unfavorable economic conditions persisted in the industries that the Company serves, which caused its customers to reduce the number of advertising dollars spent on the Company’s media inventory and live entertainment events as compared to prior periods. These conditions adversely impacted the cash flow projections used to determine the fair value of each reporting unit, resulting in the write-off of a portion of goodwill. The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the six-month period ended June 30, 2003:

(In thousands)	Radio	Outdoor	Entertainment	Other	Total

Balance as of December 31, 2002	$6,416,146	$640,966	$155,377	$28,742	$7,241,231
Acquisitions	686	12,693	1,704	—	15,083
Foreign currency	—	17,598	3,300	—	20,898
Adjustments	(14)	6,891	(18,608)	—	(11,731)

Balance as of June 30, 2003	$6,416,818	$678,148	$141,773	$28,742	$7,265,481

Note 3: SECURED FORWARD EXCHANGE CONTRACT

On June 5, 2003, Clear Channel Investments, Inc., a wholly owned subsidiary of the Company, entered into a five year secured forward exchange contract (the “contract”) with respect to 8.3 million shares of the Company’s investment in XM Satellite Radio Holdings, Inc. (XMSR). Under the terms of the contract, the counter-party paid the Company $83.5 million at inception of the contract, which the Company classified in “Other long-term borrowings”. The contract has a maturity value of $98.8 million, with an effective interest rate of 3.4%, which the Company will accrete over the life of the contract using the effective interest method.

Upon maturity of the contract, the Company is obligated to deliver to the counter-party cash or a number of shares of XMSR equal to the cash payment, but no more than 8.3 million XMSR shares. The Company hedged its cash flow exposure of the forecasted sale of the XMSR shares by purchasing a put option and selling the counter-party a call option (the “collar”) on the XMSR shares. The net cost of the collar was $.5 million, which the Company classified in other long-term assets. The collar effectively limits the Company’s cash flow exposure upon the forecasted sale of XMSR shares to the counter-party from $11.86 to $15.58 per XMSR share.

During the term of the contract, the Company retains ownership of the XMSR shares. The Company’s obligation under the contract is collateralized by a security interest in the XMSR shares.

The collar meets the requirements of Statement 133 Implementation Issue G20, Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge. Under this guidance, complete hedging effectiveness is assumed and the entire change in fair value of the collar is recorded in other comprehensive income. Annual assessments are required to ensure that the critical terms of the contract have not changed. As of June 30, 2003, the fair value of the collar was $5.1 million, and $2.9 million was recorded in other comprehensive income, net of tax, related to the change in fair value of the collar for the three and six months ended June 30, 2003.

Also included in “Other long-term borrowings” is the Company’s obligation under its secured forward exchange contracts on its investment in American Tower Corporation (“AMT”). In 2001, the Company entered into two ten-year secured forward exchange contracts that monetized 2.9 million shares of the Company’s investment in AMT. The AMT contracts had a value of $66.1 million and $64.1 million at June 30, 2003 and December 31, 2002, respectively.

Note 4: RECENT DEVELOPMENTS

Pending Hispanic Broadcasting Merger with Univision

On June 12, 2002, Univision Communications, Inc. (“Univision”), a Spanish language television group, announced that it would acquire Hispanic Broadcasting Corporation (“Hispanic”), in a stock for stock merger. Pursuant to the terms of the merger agreement, each share of Hispanic will be exchanged for .85 shares of Univision. As the Company currently owns 26% of Hispanic, it accounts for this investment using the equity method of accounting. Once this merger is completed, the Company will own less than 20% of the combined company. As a result, it will no longer account for this investment using the equity method of accounting, but instead will account for this investment as a cost investment. Upon the consummation of this merger, the Company will carry this investment at its fair market value. Assuming a market price of $31.00 per Univision share on the date of this merger, the Company would record a pre-tax gain of approximately $575 million. The merger is subject to approval by the FCC.

Recent Legal Proceedings

At the Senate Judiciary Committee hearing on July 24, 2003, the Assistant United States Attorney General announced that the Department of Justice (the “DOJ”), is pursuing two separate antitrust inquiries concerning the Company. One inquiry is whether the Company has violated antitrust laws in one of its radio markets. The other is whether Company has limited airplay of artists who do not use its concert services in violation of antitrust laws. The Company is cooperating fully with all DOJ requests.

The Company is among the defendants in a lawsuit filed on June 12, 2002 in the United States District Court for the Southern District of Florida by Spanish Broadcasting System. The plaintiffs allege that the Company is in violation of Section One and Section Two of the Sherman Antitrust Act as well as various other claims, such as unfair trade practices and defamation, among other counts. This case was dismissed with prejudice on January 31, 2003. The plaintiffs filed with the court for reconsideration. On August 6, 2003, the court denied the plaintiff’s motion for reconsideration and therefore, this case is concluded in the District Court.

Note 5: RESTRUCTURING

As a result of the Company’s merger with The Ackerley Group, Inc. (“Ackerley”) in June 2002, the Company recorded a $40.0 million accrual related to the restructuring of Ackerley’s operations. Of the $40.0 million, $19.0 million is related to severance and $21.0 million is related to lease terminations. The Ackerley corporate office closed in July 2002. Also, in connection with the Company’s mergers in 2000 with SFX and AMFM, the Company restructured the SFX and AMFM operations. The AMFM corporate offices in Dallas and Austin, Texas were closed on March 31, 2001 and a portion of the SFX corporate office in New York was closed on June 30, 2001. Other operations of AMFM have either been discontinued or integrated into existing similar operations. As of June 30, 2003, the restructuring has resulted in the actual termination of approximately 780 employees and the pending termination of approximately 20 more employees. The Company has recorded a liability in purchase accounting for Ackerley, SFX and AMFM, primarily related to severance for terminated employees and lease terminations as follows:

(In thousands)	Six Months Ended	Year ended
	June 30, 2003	December 31, 2002

Severance and lease termination costs:
Accrual at January 1	$73,573	$53,182
Estimated costs charged to restructuring accrual in purchase accounting	—	40,043
Adjustments to restructuring accrual	—	(4,162)
Payments charged against restructuring accrual	(13,705)	(15,490)

Ending balance of severance and lease termination accrual	$59,868	$73,573

The remaining severance and lease accrual is comprised of $40.6 million of severance and $19.3 million of lease termination. The severance accrual includes amounts that will be paid over the next several years related to deferred payments to former employees as well as other compensation. The lease termination accrual will be paid over the next five years. During the six months ended June 30, 2003, $4.2 million was paid and charged to the restructuring reserve related to severance. The purchase price allocation related to the Ackerley merger was finalized during the second quarter of 2003. All adjustments have been, and any future potential excess reserves will be, recorded as an adjustment to the purchase price.

In addition to the restructuring described above, the Company’s international outdoor business restructured its France operations. As a result, during the three months ended June 30, 2003, the Company recorded an $11.0 million accrual in divisional operating expenses. Of the $11.0 million, $10.6 million is related to severance and $.4 million is related to consulting costs. As of June 30, 2003, this accrual balance was $11.0 million. To date, the restructuring has resulted in the actual or pending termination of approximately 150 employees.

Note 6: CAPITAL MARKET TRANSACTIONS

On January 9, 2003, the Company completed a debt offering of $300.0 million 4.625% notes due January 15, 2008 and $500.0 million 5.75% notes due January 15, 2013. Interest is payable on January 15 and July 15 on both series of notes. The aggregate net proceeds of approximately $791.2 million were used to repay borrowings outstanding under the Company’s bank credit facilities and to finance the redemption of AMFM Operating, Inc.’s outstanding 8.125% senior subordinated notes due in 2007 and 8.75% senior subordinated notes due in 2007.

On February 10, 2003, the Company redeemed all of AMFM Operating Inc.’s outstanding 8.125% senior subordinated notes due 2007, originally issued by Chancellor Media Corporation of Los Angeles, for $379.2 million plus accrued interest. On February 18, 2003, the Company redeemed all of AMFM Operating Inc.’s outstanding 8.75% senior subordinated notes due 2007, originally issued by Chancellor Radio Broadcasting Company, for $193.4 million plus accrued interest. These notes were redeemed pursuant to call provisions in the indentures governing the notes.

On March 17, 2003, the Company completed a debt offering of $200.0 million 4.625% notes due January 15, 2008. Interest is payable on January 15 and July 15. The aggregate net proceeds of approximately $203.4 million were used to repay borrowings outstanding under its bank credit facilities and to finance the redemption of all of the Company’s 4.75% LYONs due 2008. As a result of the redemption, the Company recognized a non-cash gain on the extinguishment of debt of $41.3 million during the second quarter of 2003, recorded in “Other income (expense) – net”.

On May 1, 2003, the Company completed a debt offering of $500.0 million 4.25% notes due May 15, 2009. Interest is payable on May 15 and November 15. The aggregate net proceeds of $497.0 million were used to repay borrowings outstanding on the Company’s $1.5 billion three-year term loan. In conjunction with the issuance, the Company entered into an interest rate swap agreement with a $500.0 million notional amount that effectively floats interest at a rate based upon LIBOR.

On May 21, 2003, the Company completed a debt offering of $250.0 million 4.40% notes due May 15, 2011 and $250.0 million 4.90% notes due May 15, 2015. Interest is payable on May 15 and November 15 on both series of notes. The aggregate net proceeds of approximately $496.1 million were used to repay borrowings outstanding on the Company’s $1.5 billion three-year term loan.

Note 7: COMMITMENTS AND CONTINGENCIES

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

Note 8: GUARANTEES

As of June 30, 2003, the Company guaranteed third party debt of approximately $85.4 million. The guarantees arose primarily in 2000 in conjunction with the Company entering into long-term contracts with third parties. The guarantees will terminate on the earlier of the sale of the underlying assets or September 2004. The operating assets associated with these contracts secure the debt that the Company has guaranteed. Only to the extent that the assets are either sold by the third-party for less than the guaranteed amount or the third party is unable to service the debt will the Company be required to make a cash payment under the guarantee. As of June 30, 2003, management does not believe that it is probable that the Company will be required to make a payment under these guarantees. Thus, as of June 30, 2003, the guarantees associated with long-term operating contracts are not recorded on the Company’s financial statements. These guarantees are included in the Company’s calculation of its leverage ratio covenant under the bank credit facilities. During the six months ended June 30, 2003, the Company did not enter into any new guarantees of third party debt.

The Company has provided a guarantee under a certain performance contract of approximately $77.4 million that expires in 2004. As of June 30, 2003, the remaining amount of the guarantee is $38.7 million. Under this guarantee, if the amount collected from the third parties that receive the benefit under the performance contract does not exceed the guarantee amount, the Company must make payment for the shortfall. During the first six months of 2003, the Company made payments of $4.0 million under this guarantee. As of June 30, 2003, the Company cannot reasonably estimate whether it will have to make any future payments under this guarantee for the 2003 and 2004 contract periods. As such, possible losses on this executory performance contract will be appropriately recorded in the period that they are incurred. During the six months ended June 30, 2003, the Company did not enter into any new performance contracts.

The Company guarantees a $150.0 million five-year revolving credit facility between its international subsidiary and a group of international banks. The credit facility expires in 2005. The facility allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provides funds to the Company’s international operations for certain working capital needs. At June 30, 2003, the outstanding balance on the credit facility was $49.1 million. The outstanding balance on the credit facility is recorded in “Long-term debt” on the Company’s financial statements.

AMFM Operating Inc., an indirect wholly-owned subsidiary of the Company, has guaranteed a portion of the Company’s bank credit facilities including the reducing revolving line of credit facility, the $1.5 billion five-year multi-currency revolving credit facility and the $500.0 million three-year term loan with outstanding balances at June 30, 2003, of $75.0 million, $1.6 million, and $500.0 million, respectively. At June 30, 2003, the contingent liability under these guarantees was $1.0 billion. At June 30, 2003, these outstanding balances are recorded in “Long-term debt” on the Company’s financial statements.

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

The Company currently has guarantees that provide protection to its international subsidiary’s banking institutions related to overdraft lines and credit card charge-back transactions up to approximately $62.6 million. As of June 30, 2003, no amounts were outstanding under these agreements.

As of June 30, 2003, the Company has outstanding commercial standby letters of credit and surety bonds of $114.3 million and $41.5 million, respectively, that primarily expire in 2003 and 2004. These letters of credit and surety bonds relate to various operational matters including insurance, bid, and performance bonds as well as other items. These letters of credit reduce the borrowing availability on the Company’s bank credit facilities, and are included in the Company’s calculation of its leverage ratio covenant under the bank credit facilities. The surety bonds are not considered as borrowings under the Company’s bank credit facilities.

Note 9: OTHER

The results of operations for the six months ended June 30, 2002 only include the operations of Ackerley as of June 14, 2002, as the Company acquired Ackerley on June 14, 2002. Unaudited pro forma consolidated results of operations for the six months ended June 30, 2002, assuming the Ackerley acquisition had occurred on January 1, 2002 would have been as follows:

(In thousands, except per share data)

Revenue	$3,950,906
Income before cumulative effect of a change in accounting principle	317,300
Net loss	(16,461,226)
Income before cumulative effect of a change in accounting principle per common share — Basic	$.52
Net loss per common share — Basic	$(26.91)
Income before cumulative effect of a change in accounting principle per common share — Diluted	$.51
Net loss per common share — Diluted	$(25.89)

The pro forma information above is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had the merger occurred at the beginning of 2002, nor is it indicative of future results of operations.

Note 10: SEGMENT DATA

The Company has three reportable segments, which it believes best reflects how the Company is currently managed – radio broadcasting, outdoor advertising and live entertainment. The category “other” includes television broadcasting, sports representation and media representation. Revenue and expenses earned and charged between segments are recorded at fair value and eliminated in consolidation.

	Radio	Outdoor	Live
(In thousands)	Broadcasting	Advertising	Entertainment	Other	Corporate	Eliminations	Consolidated

Six Months Ended June 30, 2003
Revenue	$1,765,599	$1,019,702	$1,113,802	$264,723	$—	$(67,134)	$4,096,692
Divisional operating expenses	1,031,992	779,043	1,040,416	218,663	—	(67,134)	3,002,980
Non-cash compensation	1,016	—	—	—	1,562	—	2,578
Depreciation and amortization	76,076	178,437	29,745	25,076	12,108	—	321,442
Corporate expenses	—	—	—	—	85,238	—	85,238

Operating income (loss)	$656,515	$62,222	$43,641	$20,984	$(98,908)	$—	$684,454

Identifiable assets	$19,792,427	$4,817,252	$1,435,799	$1,450,026	$483,078	$—	$27,978,582
Capital expenditures	$20,881	$80,290	$28,596	$9,656	$856	$—	$140,279

	Radio	Outdoor	Live
(In thousands)	Broadcasting	Advertising	Entertainment	Other	Corporate	Eliminations	Consolidated

Three Months Ended June 30, 2003
Revenue	$970,565	$569,174	$675,920	$139,305	$—	$(37,715)	$2,317,249
Divisional operating expenses	536,888	414,334	619,280	109,118	—	(37,715)	1,641,905
Non-cash compensation	500	—	—	—	1,279	—	1,779
Depreciation and amortization	38,776	89,471	14,926	12,579	6,128	—	161,880
Corporate expenses	—	—	—	—	42,459	—	42,459

Operating income (loss)	$394,401	$65,369	$41,714	$17,608	$(49,866)	$—	$469,226

Six Months Ended June 30, 2002
Revenue	$1,774,105	$843,156	$1,095,011	$218,249	$—	$(59,624)	$3,870,897
Divisional operating expenses	1,029,192	624,076	1,028,417	173,317	—	(59,624)	2,795,378
Non-cash compensation	2,777	—	—	—	506	—	3,283
Depreciation and amortization	74,913	152,328	30,459	19,209	11,770	—	288,679
Corporate expenses	—	—	—	—	78,172	—	78,172

Operating income (loss)	$667,223	$66,752	$36,135	$25,723	$(90,448)	$—	$705,385

Identifiable assets	$19,843,707	$4,517,515	$1,385,891	$1,483,646	$459,089	$—	$27,689,848
Capital expenditures	$39,895	$130,794	$32,108	$15,875	$11,237	$—	$229,909

Three Months Ended June 30, 2002
Revenue	$991,282	$473,991	$619,225	$116,845	$—	$(28,433)	$2,172,910
Divisional operating expenses	549,934	329,489	567,638	87,773	—	(28,433)	1,506,401
Non-cash compensation	1,317	—	—	—	128	—	1,445
Depreciation and amortization	38,406	77,656	14,195	10,202	5,802	—	146,261
Corporate expenses	—	—	—	—	39,203	—	39,203

Operating income (loss)	$401,625	$66,846	$37,392	$18,870	$(45,133)	$—	$479,600

Net revenue of $850.8 million and $333.4 million for the six and three months ended June 30, 2003, respectively, and $663.3 million and $387.4 million for the six and three months ended June 30, 2002, respectively, and identifiable assets of $2.4 billion and $2.0 billion as of June 30, 2003 and 2002, respectively, are included in the data above and are derived from the Company’s foreign operations.

Note 11: SUBSEQUENT EVENT

On July 23, 2003 the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share on the Company’s Common Stock. The dividend is payable on October 15, 2003 to shareholders of record at the close of business on September 30, 2003.

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

          The following tables set forth our consolidated and segment results of operations on both a reported and a pro forma basis.

Comparison of Three and Six Months Ended June 30, 2003 to Three and Six Months Ended June 30, 2002.

Consolidated

(In thousands)	Three Months Ended June 30,			Six Months Ended June 30,

	2003	2002	% Change	2003	2002	% Change

As Reported Basis:
Revenue	$2,317,249	$2,172,910	7%	$4,096,692	$3,870,897	6%
Divisional Operating Expenses	1,641,905	1,506,401	9%	3,002,980	2,795,378	7%
Corporate Expenses	42,459	39,203	8%	85,238	78,172	9%

EBITDA as Adjusted *	632,885	627,306	1%	1,008,474	997,347	1%

Reconciliation to net income (loss):
Non-cash compensation expense	1,779	1,445		2,578	3,283
Depreciation and amortization	161,880	146,261		321,442	288,679
Interest expense	95,311	108,350		196,263	218,717
Gain (loss) on sale of assets related to mergers	—	—		—	3,991
Gain (loss) on marketable securities	2,581	5,917		5,373	8,901
Equity in earnings of nonconsolidated affiliates	6,713	7,500		9,048	10,713
Other income (expense) — net	39,142	15,394		39,144	41,601
Income tax benefit (expense) — current	(58,321)	(212,351)		(40,326)	(205,758)
Income tax benefit (expense) — deferred	(112,730)	50,326		(179,084)	(17,751)

Income before cumulative effect of a change in accounting principle	251,300	238,036		322,346	328,365
Cumulative effect of a change in accounting principle, net of tax of $4,324,446	—	—		—	(16,778,526)

Net income (loss)	$251,300	$238,036		$322,346	$(16,450,161)

* See page 15 for cautionary disclosure

Other Data:
Cash Flow from Operating Activities				$943,738	$849,833

Cash Flow from Investing Activities				$(197,900)	$(283,341)

Cash Flow from Financing Activities				$(720,296)	$(548,060)

Pro Forma Basis:
Revenue	$2,236,244	$2,228,016	0%	$3,965,042	$3,961,682	0%
Divisional Operating Expenses	1,570,860	1,553,256	1%	2,883,517	2,880,252	0%

Reconciliation of Reported Basis to Pro Forma Basis
Reported Revenue	$2,317,249	$2,172,910		$4,096,692	$3,870,897
Acquisitions	—	61,211		—	110,406
Divestitures	(337)	(6,105)		(345)	(19,621)
Foreign Exchange adjustments	(80,668)	—		(131,305)	—

Pro Forma Revenue	$2,236,244	$2,228,016		$3,965,042	$3,961,682

Reported Divisional Operating Expenses	$1,641,905	$1,506,401		$3,002,980	$2,795,378
Acquisitions	—	51,532		—	100,415
Divestitures	(806)	(4,677)		(891)	(15,541)
Foreign Exchange adjustments	(70,239)	—		(118,572)	—

Pro Forma Divisional Operating Expenses	$1,570,860	$1,553,256		$2,883,517	$2,880,252

Consolidated Revenue and Divisional Operating Expenses

          Reported basis revenue and divisional operating expenses increased $144.3 million and $135.5 million, respectively, for the three months ended June 30, 2003 from the same period of 2002. The increases are partially attributable to acquisitions, the largest being Ackerley. Ackerley contributed approximately $49.6 million to reported basis revenue and $33.9 million to reported basis divisional operating expenses for the three months ended June 30, 2003. Also, the devaluation of the dollar relative to our international functional currencies contributed approximately $80.7 million to the reported basis revenue increase and $70.2 million to the divisional operating expenses increase for the three months ended June 30, 2003 as compared to the same period of 2002.

          Pro forma basis revenue increased $8.2 million for the three months ended June 30, 2003 from the same period of 2002. The increase was led by strong growth in our outdoor operating segment, which grew pro forma revenue 4% during this time period. We experienced broad based pro forma revenue growth across our domestic outdoor markets. Strong international outdoor markets included Italy, Sweden and Australia. Pro forma revenue in our live entertainment operating segment increased 3% during this period, driven by pro forma revenue increases in sponsorships, touring revenues and European festivals. We also experienced a slight pro forma revenue increase in our other operating segment, led by growth in our television and our national representation businesses.

          The pro forma revenue increase for the three months ended June 30, 2003 from the same period of 2002 was partially offset by a pro forma revenue decline in our radio operating segment. Our radio operating segment decreased pro forma revenue 3% during this period, primarily from weak local advertising revenues as well as declines in our national syndication business and non-traditional revenues. Retail, auto, telecom/utility, and entertainment were the strongest national advertising categories, while the consumer products and fast food categories were weaker during the three months ended June 30, 2003.

          Pro forma basis divisional operating expenses increased $17.6 million for the three months ended June 30, 2003, as compared to the same period of 2002. Approximately $9.0 million (based on the average exchange rate of 2002) of the pro forma basis divisional operating expenses increase relates to restructuring expenses in our international outdoor business in France, where we plan to reduce employees and merge our three business units into one. Additionally, our domestic outdoor business saw increases in production, bonus and commission expenses associated with increased revenue, offset by a decline in divisional operating expenses in our radio segment.

          Reported basis revenue and divisional operating expenses increased $225.8 million and $207.6 million, respectively, for the six months ended June 30, 2003 from the same period of 2002. The increases are partially attributable to acquisitions, the largest being Ackerley. Ackerley contributed approximately $90.2 million to reported basis revenue and $68.1 million to reported basis divisional operating expenses for the six months ended June 30, 2003. Also, the devaluation of the dollar relative to our international functional currencies contributed approximately $131.3 million to the reported basis revenue increase and $118.6 million to the reported basis divisional operating expenses increase for the six months ended June 30, 2003 as compared to the same period of 2002.

          Pro forma basis revenue increased $3.4 million for the six months ended June 30, 2003 from the same period of 2002. The increase was primarily driven by an increase in our outdoor operating segment, partially offset by declines in our radio and live entertainment operating segments. The pro forma basis revenue increase in our outdoor operating segment was driven by increases in rates on some of our domestic advertising inventory and an increase in our international advertising inventory. Lower local advertising and the mix of events drove the pro forma revenue declines in our radio and live entertainment operating segments in the current year, respectively.

          Pro forma basis divisional operating expenses increased $3.3 million for the six months ended June 30, 2003 from the same period of 2002. The increase was driven by an increase in variable expenses in our domestic outdoor business associated with increased revenue and from restructuring expenses in our international outdoor business in France, where we plan to reduce employees and merge our three business units into one. Also, our domestic outdoor business saw increases in production expenses, bonus expenses and commission expenses associated with increased revenue. The pro forma basis divisional operating expenses increase in our outdoor operating segment was offset by declines in our radio and live entertainment operating segments. We experienced declines in bonus expenses, commission expenses and bad debt expenses in our radio operating segment and declines in variable expenses in our live entertainment segment associated with the mix of events in the current year.

Corporate Expenses

          Corporate expenses increased $3.3 million and $7.1 million for the three and six months ended June 30, 2003, respectively, as compared to the same periods of 2002. The increase for the three and six months resulted from additional expenses related to outside legal and other consulting services as well as increased insurance costs that we incurred during 2003.

Depreciation and Amortization

          Depreciation and amortization expense increased $15.6 million and $32.8 million for the three and six months ended June 30, 2003, respectively, as compared to the same periods of 2002. The increase is primarily related to increases of $11.8 million and $26.1 million in our outdoor operating segment for the three and six months ended June 30, 2003, respectively, as compared to the same periods of 2002. These increases were caused by prior year capital expenditures in our international outdoor business associated with revenue producing assets, the devaluation of the dollar relative to our international functional currencies and accelerated depreciation recorded on display takedowns and abandonments in our domestic outdoor business.

Interest Expense

          Interest expense decreased $13.0 million and $22.5 million for the three and six months ended June 30, 2003, respectively, as compared to the same periods of 2002. The decrease in interest expense resulted from lower LIBOR rates on our floating rate debt and the refinancing of debt, which allowed us to take advantage of the lower interest rate environment in 2003. LIBOR was 1.12% and 1.84% at June 30, 2003 and 2002, respectively. Additionally, an overall decrease in our total debt outstanding resulted in lower interest expense for the three and six months ended June 30, 2003 as compared to the same periods of 2002. Outstanding debt was $8.0 billion and $9.3 billion at June 30, 2003 and 2002, respectively.

Other Income (Expense) — Net

          Other income (expense) — net increased $23.7 million and decreased $2.5 million for the three and six months ended June 30, 2003, respectively, as compared to the same periods of 2002. The income recognized for the three months ended June 30, 2003 related to a $41.3 million gain on the early extinguishment of the 4.75% Liquid Yield Option Notes due 2018, partially offset by $2.2 million of other miscellaneous expenses. The income recognized for the three months ended June 30, 2002 related to a $11.9 million gain on the sale of contracts recorded as part of a final settlement of a dispute with a third party representation firm, a $10.6 million gain on the sale of assets in our live entertainment segment, partially offset by a $7.1 million loss, which was principally a foreign exchange loss associated with an interest payment on our foreign denominated debt.

Income Taxes

          The effective income tax rate for the three and six months ended June 30, 2003 and 2002 was 40.5%

          For the three and six months ended June 30, 2003 current tax expense decreased $154.0 million and $165.4 million to $58.3 million and $40.3 million, respectively. These decreases relate primarily to the taxable income that was recognized in the second quarter of 2002 relating to the reversal of a deferred tax liability that was recorded in a previous period associated with a potential claim under a lawsuit. The lawsuit was settled during the second quarter of 2002 for less than anticipated. In addition, in the second quarter of 2003, current tax expense declined due to additional deductions taken on amended tax returns.

          Deferred income taxes changed from a benefit of $50.3 million for the three months ended June 30, 2002 to expense of $112.7 million for the three months ended June 30, 2003. For the six months ended June 30, 2003, deferred income tax expense increased $161.3 million to $179.1 million. The changes relate to the reversal of the deferred tax liability associated with the settlement of a lawsuit discussed above.

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

Segment Revenue and Divisional Operating Expenses

Radio Broadcasting

(In thousands)	Three Months Ended June 30,			Six Months Ended June 30,

	2003	2002	% Change	2003	2002	% Change

As Reported Basis:
Revenue	$970,565	$991,282	(2%)	$1,765,599	$1,774,105	0%
Divisional Operating Expenses	536,888	549,934	(2%)	1,031,992	1,029,192	0%

EBITDA as Adjusted *	$433,677	$441,348	(2%)	$733,607	$744,913	(2%)

* See page 15 for cautionary disclosure

Pro Forma Basis:
Revenue	$970,228	$995,897	(3%)	$1,765,254	$1,787,165	(1%)
Divisional Operating Expenses	536,082	553,634	(3%)	1,031,101	1,041,116	(1%)

Reconciliation of Reported Basis to Pro Forma Basis
Reported Revenue	$970,565	$991,282		$1,765,599	$1,774,105
Acquisitions	—	5,606		—	15,093
Divestitures	(337)	(991)		(345)	(2,033)
Foreign Exchange adjustments	—	—		—	—

Pro Forma Revenue	$970,228	$995,897		$1,765,254	$1,787,165

Reported Divisional Operating Expenses	$536,888	$549,934		$1,031,992	$1,029,192
Acquisitions	—	4,968		—	14,528
Divestitures	(806)	(1,268)		(891)	(2,604)
Foreign Exchange adjustments	—	—		—	—

Pro Forma Divisional Operating Expenses	$536,082	$553,634		$1,031,101	$1,041,116

          Reported basis and pro forma revenue decreased 2% and 3%, respectively, for the three months ended June 30, 2003 as compared to the same period of 2002. The revenue declines were attributable to weakness in local spot sales, which adversely impacted our smaller Arbitron ranked markets, as well as declines in our national syndication business and non-traditional revenues, which include the loss of revenue resulting from our cessation of business with independent promoters. Additionally, we experienced a decline in revenue related to sports rights contracts, primarily from the termination of our L.A. Dodgers contract. Retail, auto, telecom/utility, and entertainment were the strongest national advertising categories during the three months ended June 30, 2003, while the consumer products and fast food categories were weaker.

          Reported basis and pro forma divisional operating expenses decreased 2% and 3%, respectively, for the three months ended June 30, 2003 as compared to the same period of 2002. A portion of the declines relate to variable expense declines such as lower bonus, commission and other variable expenses, which are tied to revenue performance, as well as lower sports rights contract fees.

          Reported basis and pro forma revenue was flat and decreased 1%, respectively, for the six months ended June 30, 2003 as compared to the same period of 2002. Consistent with the results for the three months ended June 30, 2003, the decrease was driven primarily by sluggish local advertising revenue and its impact on our smaller Arbitron ranked markets as well as a slight decline in our national syndication business. Our strongest national advertising categories during the six months ended June 30, 2003 were retail, auto, telecom/utility, and entertainment.

          Reported basis divisional operating expenses were flat and pro forma divisional operating expenses decreased 1% for the six months ended June 30, 2003 as compared to the same period of 2002. For the six months ended June 30, 2003 we experienced declines in bonus, commission, bad debt and other variable expenses. These declines were offset by a $4.0 million increase in the first quarter of 2003 related to promotional expenses for format changes and continued investment spending on our brands.

Outdoor Advertising

(In thousands)	Three Months Ended June 30,			Six Months Ended June 30,

	2003	2002	% Change	2003	2002	% Change

As Reported Basis:
Revenue	$569,174	$473,991	20%	$1,019,702	$843,156	21%
Divisional Operating Expenses	414,334	329,489	26%	779,043	624,076	25%

EBITDA as Adjusted *	$154,840	$144,502	7%	$240,659	$219,080	10%

* See page 15 for cautionary disclosure

Pro Forma Basis:
Revenue	$519,683	$500,405	4%	$931,840	$883,660	5%
Divisional Operating Expenses	372,230	350,540	6%	700,697	658,840	6%

Reconciliation of Reported Basis to Pro Forma Basis
Reported Revenue	$569,174	$473,991		$1,019,702	$843,156
Acquisitions	—	28,309		—	44,156
Divestitures	—	(1,895)		—	(3,652)
Foreign Exchange adjustments	(49,491)	—		(87,862)	—

Pro Forma Revenue	$519,683	$500,405		$931,840	$883,660

Reported Divisional Operating Expenses	$414,334	$329,489		$779,043	$624,076
Acquisitions	—	22,931		—	38,507
Divestitures	—	(1,880)		—	(3,743)
Foreign Exchange adjustments	(42,104)	—		(78,346)	—

Pro Forma Divisional Operating Expenses	$372,230	$350,540		$700,697	$658,840

          Reported basis revenue and divisional operating expenses increased $95.2 million and $84.8 million, respectively, for the three months ended June 30, 2003 as compared to the same period of 2002. The increase is partially attributable to acquisitions, the largest being Ackerley, which included 3 markets. These markets contributed approximately $20.0 million to revenue and $9.6 million to divisional operating expenses for the three months ended June 30, 2003. Also, the devaluation of the dollar relative to our international functional currencies contributed approximately $49.5 million to the reported basis revenue increase and $42.1 million to the reported basis divisional operating expenses increase for the three months ended June 30, 2003 as compared to the same period of 2002.

          Pro forma basis revenue increased $19.3 million for the three months ended June 30, 2003, as compared to the same period of 2002. Domestically, we experienced broad based pro forma revenue increases across our markets and our products for the three months ended June 30, 2003, as compared to the same period of 2002. Our domestic poster, bulletin and transit pro forma revenue showed positive growth, with occupancy flat to slightly up for the three months ended June 30, 2003, as compared to the same period of 2002. We also saw rate increases on our domestic inventory during this same period. Internationally, street furniture and transit pro forma revenue grew for the three months ended June 30, 2003 compared to the same period of 2002. However, pro forma revenue on our international billboard inventory was down during this period, led by pro forma revenue declines on our billboard inventory in the United Kingdom and France. Our inventory of international displays was flat to slightly up for the three months ended June 30, 2003 compared to the same period of 2002. Revenue per international display was also flat to slightly up for the three months ended June 30, 2003 compared to the same period of 2002. Italy, Sweden and Australia were all strong performing international markets for the three months ended June 30, 2003 compared to the same period of 2002.

          Pro forma basis divisional operating expenses increased $21.7 million for the three months ended June 30, 2003, as compared to the same period of 2002. Approximately $9.0 million (based on the average exchange rate of 2002) of the pro forma basis divisional operating expenses increase relates to restructuring expenses in France, where we plan to reduce employees and merge our three business units into one. Domestically, we saw production, bonus and commission expenses increase associated with increased revenue.

          Reported basis revenue and divisional operating expenses increased $176.5 million and $155.0 million, respectively, for the six months ended June 30, 2003 as compared to the same period of 2002. The increase is partially attributable to acquisitions, the largest being Ackerley, which included 3 markets. These markets contributed approximately $35.4 million to reported basis revenue and $19.3 million to reported basis divisional operating expenses for the six months ended June 30, 2003 as compared to the same period of 2002. Also, the devaluation of the dollar relative to our international functional currencies contributed approximately $87.9 million to the reported basis revenue increase and $78.3 million to the reported basis divisional operating expenses increase for the six months ended June 30, 2003 as compared to the same period of 2002.

          Pro forma basis revenue increased $48.2 million for the six months ended June 30, 2003, as compared to the same period of 2002. We experienced broad based pro forma revenue increases across our domestic markets and products for the six months ended June 30, 2003 as compared to the same period of 2002. Rates on our domestic poster, bulletin and transit inventory were up, with occupancy flat to slightly up for the six months ended June 30, 2003, as compared to the same period of 2002. Our inventory of international displays was flat to slightly up for the six months ended June 30, 2003, as compared to the same period of 2002. Revenue per international display was also flat to slightly up for the six months ended June 30, 2003, as compared to the same period of 2002.

          Pro forma basis divisional operating expenses increased $41.9 million for the six months ended June 30, 2003, as compared to the same period of 2002. Approximately $9.0 million (based on the average exchange rate of 2002) of the pro forma basis divisional operating expenses increase relates to restructuring expenses in France, where we plan to reduce employees and merge our three business units into one. Domestically, we saw production, bonus and commission expenses increase associated with increased revenue.

Live Entertainment

As Reported Basis:	Three Months Ended June 30,			Six Months Ended June 30,

	2003	2002	% Change	2003	2002	% Change

Revenue	$675,920	$619,225	9%	$1,113,802	$1,095,011	2%
Divisional Operating Expenses	619,280	567,638	9%	1,040,416	1,028,417	1%

EBITDA as Adjusted *	$56,640	$51,587	10%	$73,386	$66,594	10%

* See page 15 for cautionary disclosure
Pro Forma Basis:
Revenue	$644,743	$623,690	3%	$1,070,359	$1,092,246	(2%)
Divisional Operating Expenses	591,145	572,359	3%	1,000,190	1,027,867	(3%)
Reconciliation of Reported Basis to Pro Forma Basis
Reported Revenue	$675,920	$619,225		$1,113,802	$1,095,011
Acquisitions	—	6,928		—	9,280
Divestitures	—	(2,463)		—	(12,045)
Foreign Exchange adjustments	(31,177)	—		(43,443)	—

Pro Forma Revenue	$644,743	$623,690		$1,070,359	$1,092,246

Reported Divisional Operating Expenses	$619,280	$567,638		$1,040,416	$1,028,417
Acquisitions	—	6,250		—	8,644
Divestitures	—	(1,529)		—	(9,194)
Foreign Exchange adjustments	(28,135)	—		(40,226)	—

Pro Forma Divisional Operating Expenses	$591,145	$572,359		$1,000,190	$1,027,867

          Reported basis revenue and divisional operating expenses increased $56.7 million and $51.6 million, respectively, for the three months ended June 30, 2003 as compared to the same period of 2002. The increase in reported basis revenue and divisional operating expenses is largely attributable to the devaluation of the dollar relative to our international functional currencies. The devaluation contributed approximately $31.2 million to the revenue increase and $28.1 million to the divisional operating expenses increase for the three months ended June 30, 2003 as compared to the same period of 2002.

          Pro forma basis revenue increased $21.1 million for the three months ended June 30, 2003 as compared to the same period of 2002. The pro forma basis revenue increase is attributable to increases in sponsorship revenues, box and season ticket revenues, touring revenues and other event revenues, such as European festivals. These increases were slightly offset by a decline in ticket revenues during this period.

Pro forma basis divisional operating expenses increased $18.8 million for the three months ended June 30, 2003 as compared to the same period of 2002. The increase is attributable to variable expense increases associated with the increase in revenue, primarily driven by talent costs paid to the artists performing at our events.

          Reported basis revenue and divisional operating expenses increased $18.8 million and $12.0 million for the six months ended June 30, 2003 as compared to the same period of 2002. The increase in reported basis revenue and divisional operating expenses is largely attributable to the devaluation of the dollar relative to our international functional currencies. The devaluation contributed approximately $43.4 million to the reported basis revenue increase and $40.2 million to the divisional operating expenses increase for the six months ended June 30, 2003 as compared to the same period of 2002.

          Pro Forma basis revenue and divisional operating expenses decreased $21.9 million and $27.7 million during the six months ended June 30, 2003 compared to the same time period of 2002. The mix of events in 2003 as compared to 2002 primarily drove the decrease. During 2002, we promoted the Crosby, Stills, Nash and Young tour, with no revenue generating tours of comparable size in the first half of 2003. Also, we had fewer consolidated theatrical tours during the six months ended June 30, 2003 as compared to the same period of 2002. The divisional operating expenses declines are partially attributable to variable expenses associated with the decrease in revenue, decrease in talent costs from the mix of events and fewer consolidated theatrical tours.

Segment Reconciliations
(In thousands)
	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

As Reported EBITDA as Adjusted *
Radio Broadcasting	$433,677	$441,348	$733,607	$744,913
Outdoor Advertising	154,840	144,502	240,659	219,080
Live Entertainment	56,640	51,587	73,386	66,594
Other	30,187	29,072	46,060	44,932
Corporate	(42,459)	(39,203)	(85,238)	(78,172)

Consolidated EBITDA as Adjusted *	$632,885	$627,306	$1,008,474	$997,347

* See page 15 for cautionary disclosure

Pro Forma Revenue
Radio Broadcasting	$970,228	$995,897	$1,765,254	$1,787,165
Outdoor Advertising	519,683	500,405	931,840	883,660
Live Entertainment	644,743	623,690	1,070,359	1,092,246
Other	139,305	136,457	264,723	258,235
Eliminations	(37,715)	(28,433)	(67,134)	(59,624)

Consolidated Pro Forma Revenue	$2,236,244	$2,228,016	$3,965,042	$3,961,682

Pro Forma Divisional Operating Expenses
Radio Broadcasting	$536,082	$553,634	$1,031,101	$1,041,116
Outdoor Advertising	372,230	350,540	700,697	658,840
Live Entertainment	591,145	572,359	1,000,190	1,027,867
Other	109,118	105,156	218,663	212,053
Eliminations	(37,715)	(28,433)	(67,134)	(59,624)

Consolidated Pro Forma Divisional Operating Expense	$1,570,860	$1,553,256	$2,883,517	$2,880,252

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

     Operating Activities:

          Net cash flow from operating activities of $943.7 million for the six months ended June 30, 2003 principally reflects a net income of $322.3 million plus depreciation and amortization of $321.4 million. Cash flow from operations also reflects a positive change in working capital of approximately $177.0 million primarily due to an increase in deferred income, partially offset by increases in accounts receivable and prepaid expenses. Net cash flow from operating activities of $849.8 million for the six months ended June 30, 2002 principally reflects a net loss of $16.5 billion adjusted for non-cash charges of $16.8 billion for the adoption of SFAS 142 and depreciation and amortization of $288.7 million. Cash flow from operations also reflects increases in deferred income, accounts payable, taxes payable and other accrued expenses partially offset by an increase in accounts receivables.

     Investing Activities:

          Net cash expenditures used in investing activities of $197.9 million for the six months ended June 30, 2003 principally reflect capital expenditures of $140.3 million related to purchases of property, plant and equipment and $44.8 million related to acquisitions of operating assets. Net cash expenditures for investing activities of $283.3 million for the six months ended June 30, 2002 principally reflect capital expenditures of $229.9 million related to purchases of property, plant and equipment and $93.8 million primarily related to acquisitions of operating assets.

     Financing Activities:

          Financing activities for the six months ended June 30, 2003 principally reflect the net reduction in debt of $834.0 million, proceeds from a secured forward exchange contract of $83.5 million and proceeds of $30.2 million related to the exercise of stock options. Financing activities for the six months ended June 30, 2002 principally reflect the net reduction in debt of $607.3 million and proceeds of $59.2 million related to the exercise of stock options and warrants.

          We expect to fund anticipated cash requirements (including payments of principal and interest on outstanding indebtedness and commitments, acquisitions, anticipated capital expenditures, share repurchases and dividends) for the foreseeable future with cash flows from operations and various externally generated funds.

SOURCES OF CAPITAL

As of June 30, 2003 and December 31, 2002 we had the following debt outstanding:

(In millions)	June 30,	December 31,
	2003	2002

Credit facilities — domestic	$576.6	$2,056.6
Credit facility — international	49.1	95.7
Senior convertible notes	—	517.6
Liquid Yield Option Notes	—	252.1 (a)
Long-term bonds (b)	7,130.5	5,655.9
Other borrowings	217.7	200.7

Total Debt (c)	7,973.9	8,778.6
Less: Cash and cash equivalents	195.6	170.1

	$7,778.3	$8,608.5

(a)	Includes $42.1 million in unamortized fair value purchase accounting adjustment premiums related to the merger with Jacor Communications, Inc. at December 31, 2002.

(b)	Includes $18.2 million and $44.6 million in unamortized fair value purchase accounting adjustment premiums related to the merger with AMFM Inc. at June 30, 2003 and December 31, 2002, respectively. Also includes $108.9 million and $119.8 million related to fair value adjustments for interest rate swap agreements at June 30, 2003 and December 31, 2002, respectively.

(c)	Total face value of outstanding debt was $8.0 billion and $8.7 billion at June 30, 2003 and December 31, 2002, respectively.

Domestic Credit Facilities

          We currently have three separate domestic credit facilities. These provide cash for both working capital needs as well as to fund certain acquisitions and refinancing of certain public debt securities.

          The first credit facility is a reducing revolving credit facility, originally in the amount of $2.0 billion. At June 30, 2003, $75.0 million was outstanding and $1.1 billion was available for future borrowings. The amount available for future borrowings under this credit facility began reducing on September 30, 2000, with quarterly reductions to continue through the last business day of June 2005. The reductions in amounts available for future borrowings total $109.4 million per quarter in 2003 and 2004, $131.3 million in the first quarter of 2005 and $381.3 million in the second quarter of 2005.

          The second facility is a $1.5 billion, five-year multi-currency revolving credit facility. At June 30, 2003, the outstanding balance was $1.6 million and, taking into account letters of credit of $113.4 million, $1.4 billion was available for future borrowings, with the entire balance to be repaid on August 30, 2005.

          The third facility was a $1.5 billion three-year term loan with a maturity of August 28, 2005. On April 30, 2003, May 21, 2003 and May 30, 2003 we paid down $500.0 million, $145.0 million and $355.0 million, respectively, all which permanently reduced this term loan to $500.0 million at June 30, 2003.

          During the six months ended June 30, 2003, we made principal payments totaling $3.0 billion and drew down $1.5 billion on these credit facilities. As of July 31, 2003, the credit facilities aggregate outstanding balance was $550.4 million and, taking into account outstanding letters of credit, $2.5 billion was available for future borrowings.

International Credit Facility

          We have a $150.0 million five-year revolving credit facility with a group of international banks. This facility allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provides funds to our international operations for certain working capital needs. At June 30, 2003, $49.1 million was outstanding. This credit facility expires on December 8, 2005.

Liquid Yield Option Notes

          We assumed 4.75% Liquid Yield Option Notes (“LYONs”) due 2018, originally issued by Jacor Communications, Inc., as a part of the merger with Jacor. Each LYON has a principal amount at maturity of $1,000 and is convertible, at the option of the holder, at any time on or prior to maturity, into our common stock at a conversion rate of 7.227 shares per LYON. We could purchase the LYONs, at the option of the holder, on February 9, 2003 for a purchase price of $494.52 per LYON, representing a 4.75% yield per annum to the holder on such date. At February 9, 2003, 9,683 LYONs were put to us, which we purchased for an aggregate price of $4.8 million. On April 17, 2003, we redeemed, pursuant to a call provision in the indenture governing the LYONs, all of the outstanding 4.75% LYONs for $208.2 million. As a result of the redemption, we recognized a non-cash gain on the extinguishment of debt of $41.3 million during the second quarter of 2003.

Long-Term Bonds

          On January 9, 2003, we completed a debt offering of $300.0 million 4.625% notes due January 15, 2008 and $500.0 million 5.75% notes due January 15, 2013. Interest is payable on January 15 and July 15 on both series of notes. The aggregate net proceeds of approximately $791.2 million were used to repay borrowings outstanding under our bank credit facilities and to finance the redemption of AMFM Operating, Inc.’s outstanding 8.125% senior subordinated notes due in 2007 and 8.75% senior subordinated notes due in 2007 as described below.

          On February 10, 2003, we redeemed all of AMFM Operating Inc.’s outstanding 8.125% senior subordinated notes due 2007, originally issued by Chancellor Media Corporation of Los Angeles, for $379.2 million plus accrued interest. On February 18, 2003, we redeemed all of AMFM Operating Inc.’s outstanding 8.75% senior subordinated notes due 2007, originally issued by Chancellor Radio Broadcasting Company, for $193.4 million plus accrued interest. The AMFM notes were redeemed pursuant to call provisions in the indentures governing the notes.

          On March 17, 2003, we completed a debt offering of $200.0 million 4.625% notes due January 15, 2008. Interest is payable on January 15 and July 15. The aggregate net proceeds of approximately $203.4 million were used to repay borrowings outstanding under our bank credit facilities and to finance the redemption of all of the 4.75% LYONs due 2008.

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

          On May 21, 2003, we completed a debt offering of $250.0 million 4.40% notes due May 15, 2011 and $250.0 million 4.90% notes due May 15, 2015. Interest is payable on May 15 and November 15 on both series of notes. The aggregate net proceeds of approximately $496.1 million were used to repay borrowings outstanding on the $1.5 billion three-year term loan.

Shelf Registration

          On March 29, 2002, we filed a Registration Statement on Form S-3 covering a combined $3.0 billion of debt securities, junior subordinated debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units (the “shelf registration statement”). The shelf registration statement also covers preferred securities that may be issued from time to time by our three Delaware statutory business trusts and guarantees of such preferred securities by us. The SEC made this shelf registration statement effective on April 2, 2002. After the debt offerings of January 9, 2003, March 17, 2003, May 1, 2003 and May 21, 2003, $1.0 billion remains available from this shelf registration statement.

Debt Covenants

          Our only significant covenants relate to leverage ratio and interest coverage contained and defined in the credit facilities. The leverage ratio covenant requires us to maintain a ratio of total debt to EBITDA (as defined by the credit facilities) of less than 5.50x through June 30, 2003 and less than 5.00x from July 1, 2003 through the maturity of the facilities. The interest coverage covenant requires us to maintain a minimum ratio of EBITDA (as defined by the credit facilities) to interest expense of 2.00x. In the event that we do not meet these covenants, we are considered to be in default on the credit facilities at which time the credit facilities may become immediately due. At June 30, 2003, our leverage and interest coverage ratios were 3.7x and 5.4x, respectively. Including our cash and cash equivalents recorded at June 30, 2003, our leverage on a net debt basis was 3.6x. Our bank credit facilities have cross-default provisions among the bank facilities only. No other Clear Channel debt agreements have cross-default or cross-acceleration provisions.

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

          At June 30, 2003, we were in compliance with all debt covenants. We expect to remain in compliance throughout 2003.

USES OF CAPITAL

Dividends

          On July 23, 2003 our Board of Directors declared a quarterly cash dividend of $0.10 per share on our Common Stock. The dividend is payable on October 15, 2003 to shareholders of record at the close of business on September 30, 2003.

Acquisitions

          During the six months ended June 30, 2003 we acquired four radio stations for $9.6 million in cash. We also acquired approximately 600 outdoor display faces in eight domestic markets and approximately 750 display faces in one international market for a total of $21.0 million in cash. Our outdoor segment also acquired investments in nonconsolidated affiliates for a total of $4.0 million in cash and acquired an additional 10% interest in a subsidiary for $5.1 million in cash. Our live entertainment segment made cash payments of $1.7 million during the six months ended June 30, 2003, primarily related to various earn-outs and deferred purchase price consideration on prior year acquisitions. Also, our national representation business acquired new contacts for a total of $3.4 million in cash during the six months ended June 30, 2003. We intend to continue to acquire certain businesses that fit our strategic goals; however, our primary focus is on reduction of debt.

Capital Expenditures

          Capital expenditures in the six months ended June 30, 2003 decreased from $229.9 million in 2002 to $140.3 million in the same period of 2003. Overall, capital expenditures decreased due to less integration and consolidation of our operations as well as less revenue producing capital expenditures during the first half of 2003 as compared to the same period of the prior year. We anticipate our total capital expenditures for 2003 will be approximately $500 million.

(In millions)
	Six Months Ended June 30, 2003 Capital Expenditures

				Corporate and
	Radio	Outdoor	Entertainment	Other	Total

Recurring	$20.3	$24.1	$9.5	$7.5	$61.4
Non-recurring projects	.6	—	.5	3.0	4.1
Revenue producing	—	56.2	18.6	—	74.8

	$20.9	$80.3	$28.6	$10.5	$140.3

          Radio broadcasting capital expenditures declined $19.0 million in the six months ended June 30, 2003 as compared to the same period of 2002 due to fewer non-recurring project related expenditures.

          Outdoor advertising capital expenditures during the six months ended June 30, 2003 decreased $50.5 million as compared to the same period of 2002 primarily due to fewer revenue producing related capital expenditures.

          Live entertainment capital expenditures during the six months ended June 30, 2003 decreased $3.5 million as compared to the same period of 2002.

          Capital expenditures listed under Corporate and Other declined $16.6 million during the six months ended June 30, 2003 as compared to the same period of 2002 due to capital expenditures in 2002 related to the completion of a new data and administrative service center which replaced leased locations.

Off-Balance Sheet Arrangements

          In accordance with generally accepted accounting principles in the United States, we do not record the following transactions on our balance sheet:

     Commitments and Contingencies

          We were among the defendants in a lawsuit filed on June 12, 2002 in the United States District Court for the Southern District of Florida by Spanish Broadcasting System. The plaintiffs alleged that we were in violation of Section One and Section Two of the Sherman Antitrust Act as well as various other claims, such as unfair trade practices and defamation, among other counts. This case was dismissed with prejudice on January 31, 2003. The plaintiffs filed with the court for reconsideration. On August 6, 2003, the court denied the plaintiff’s motion for reconsideration and therefore, this case is concluded in the District Court.

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

     Guarantees

          As of June 30, 2003, we guaranteed the debt of third parties of approximately $85.4 million primarily related to long-term operating contracts. The third parties’ associated operating assets secure a substantial portion of these obligations.

          We have provided a guarantee under a certain performance contract of approximately $77.4 million that expires in 2004. As of June 30, 2003, the remaining amount of the guarantee is $38.7 million.

Market Risk

     Interest Rate Risk

          At June 30, 2003, approximately 33% of our long-term debt, including fixed rate debt on which we have entered into interest rate swap agreements, bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the year’s average interest rate under these borrowings, it is estimated that our interest expense would have changed by $52.3 million and that our net income would have changed by $32.4 million during the first six months of 2003. In the event of an adverse change in interest rates, management may take actions to further mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

          At June 30, 2003, we had entered into interest rate swap agreements with a $2.0 billion aggregate notional amount that effectively float interest at rates based upon LIBOR. These agreements expire from September 2003 to May 2009. The fair value of these agreements at June 30, 2003 was an asset of $108.9 million.

     Equity Price Risk

          At June 30, 2003, the carrying value of our available-for-sale and trading equity securities was $144.3 million and $18.6 million, respectively. These investments are affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at June 30, 2003 by $32.6 million and would change accumulated comprehensive income (loss) and net income (loss) by $17.9 million and $2.3 million, respectively. At June 30, 2003, we also held $33.5 million of investments that do not have a quoted market price, but are subject to fluctuations in their value.

     Foreign Currency

          We have operations in countries throughout the world. Foreign operations are measured in their local currencies except in hyper-inflationary countries in which we operate. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. To mitigate a portion of the exposure to risk of international currency fluctuations, we maintain a natural hedge through borrowings in currencies other than the U.S. dollar. This hedge position is reviewed monthly. We currently maintain no derivative instruments to mitigate the exposure to translation and/or transaction risk. However, this does not preclude the adoption of specific hedging strategies in the future. Our foreign operations reported a net loss of $25.5 million for the six months ended June 30, 2003. It is estimated that a 10% change in the value of the U.S. dollar to foreign currencies would change net loss for the six months ended June 30, 2003 by $2.6 million.

          Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of our investments in various countries, all of which are accounted for under the equity method. It is estimated that the result of a 10% fluctuation in the value of the dollar relative to these foreign currencies at June 30, 2003 would change our equity in earnings of nonconsolidated affiliates by $.5 million and would change our net income for the six months ended June 30, 2003 by approximately $.3 million. This analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

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

          On January 1, 2003, we adopted Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. FIN 45’s disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002. FIN 45’s initial recognition and initial measurement provisions were applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. We adopted the disclosure requirements of this Interpretation for our 2002 annual report. Adoption of the initial recognition and initial measurement requirements of FIN 45 did not materially impact our financial position or results of operations.

On January 1, 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 addresses consolidation of business enterprises of variable interest entities. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003 and for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We have not acquired any variable interest entities subsequent to January 31, 2003 and will therefore adopt FIN 46 for our quarterly report for the period ending September 30, 2003. We have certain investments, accounted for under the equity method, that include a put and call structure that guarantees a minimum return to the counter party. We also have certain long-term contracts related to the programming and/or sale of advertising air time for radio stations that it does not own. We are currently evaluating the applicability of FIN 46 to these arrangements, as well as other equity investments and arrangements, and the possible impact on its future consolidated results of operation and consolidated balance sheet.

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

     Accounting for Investments

          At June 30, 2003, we had $196.4 million recorded as other investments. Other investments are composed primarily of equity securities. These securities are classified as available-for-sale or trading and are carried at fair value based on quoted market prices. Securities are carried at historical value when quoted market prices are unavailable. The net unrealized gains or losses on available-for-sale securities, net of tax, are reported as a separate component of shareholders’ equity. The net unrealized gains or losses on trading securities are reported in the statement of operations. In addition, we hold investments that do not have quoted market prices. We review the value of these investments and record an impairment charge in the statement of operations for any decline in value that is determined to be other-than-temporary. For the six months ended June 30, 2003 and 2002, we recorded no impairment charges related to other-than-temporary declines in the value of our investments. In addition, at June 30, 2003, we had $530.0 million recorded as investments accounted for under the equity method. We review the value of these investments and record an impairment charge in the statement of operations for any decline in value that is determined to be other-than-temporary.

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

Ratio of Earnings to Fixed Charges

          The ratio of earnings to fixed charges is as follows:

Six Months ended
June 30,		Year Ended December 31,

2003	2002	2002	2001	2000	1999	1998

2.49	2.49	2.62	*	2.20	2.04	1.83

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

Regulatory Matters

          On June 2, 2003, the FCC adopted a decision modifying a number of its rules governing the ownership of radio stations and other media outlets in local and national markets. Among other changes, the modified rules establish a new methodology for defining local radio markets and counting stations within those markets, treat radio joint sales agreements as ownership interests of the selling party in certain circumstances, allow for increased ownership of TV stations at the local and national level, and permit additional local cross-ownership of daily newspapers, television stations, and radio stations.

          We expect some parties to petition the FCC for reconsideration of the new regulations. In addition, we expect that certain aspects of the new rules will be challenged in Court and Congress is also currently reviewing the new regulations. Given these contingencies, it is unclear at this time whether the new FCC regulations will be fully implemented in their current form.

Risks Regarding Forward Looking Statements

          Except for the historical information, this report contains various forward-looking statements that represent our expectations or beliefs concerning future events, including the future levels of cash flow from operations. Management believes that all statements that express expectations and projections with respect to future matters, including the strategic fit of radio assets; expansion of market share; our ability to capitalize on synergies between the live entertainment and radio broadcasting businesses; the availability of capital resources; and expected changes in advertising revenues are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables that could have an adverse effect upon our financial performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management’s expectations will necessarily come to pass.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Required information is within Item 2

Item 4. CONTROLS AND PROCEDURES

          Our principal executive and financial officers have concluded, based on their evaluation as of the end of the period covered by this Form 10-Q, that our disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

          Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls.

Part II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Notes to the Financial Statements

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of shareholders of the Company was held on April 23, 2003. Alan D. Feld, Thomas O. Hicks, Perry J. Lewis, L. Lowry Mays, Mark P. Mays, Randall T. Mays, B. J. McCombs, Phyllis B. Riggins, Theodore H. Strauss J. C. Watts and John H. Williams were elected as directors of the Company, each to hold office until the next annual meeting of shareholders or until his successor has been elected and qualified, subject to earlier resignation and removal. The shareholders also approved the selection of Ernst & Young LLP as independent auditors for the year ending December 31, 2003.

The results of voting at the annual meeting of the shareholders were as follows:

Proposal No. 1
(Election of Directors)

Nominee	For	Withheld

Alan D. Feld	398,505,686	110,334,759
Thomas O. Hicks	503,311,772	5,528,673
Perry J. Lewis	500,882,933	7,957,512
L. Lowry Mays	496,723,842	12,116,603
Mark P. Mays	499,259,835	9,580,610
Randall T. Mays	498,682,085	10,158,360
B.J. McCombs	398,607,717	110,232,728
Phyllis B. Riggins	500,952,590	7,887,855
Theodore H. Strauss	501,302,032	7,538,413
J.C. Watts	503,391,514	5,448,931
John H. Williams	500,956,079	7,884,366

Proposal No. 2
(Selection of Ernst & Young LLP as Independent Auditors for the year ending December 31, 2003

For	Withhold/Against	Exceptions/Abstain

493,743,459	12,285,319	2,811,667

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. See Exhibit Index on Page 34

(b)	Reports on Form 8-K

Filing	Date	Items Reported	Financial Statements Reported

8-K	4/30/03	Item 12 — Other	None
8-K	5/02/03	Item 5 — Other	None
8-K	5/22/03	Item 5 — Other	None

Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL COMMUNICATIONS, INC.

August 6, 2003	/s/ Randall T. Mays

Randall T. Mays Executive Vice President and Chief Financial Officer

August 6, 2003	/s/ Herbert W. Hill, Jr.

Herbert W. Hill, Jr. Senior Vice President and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated as of October 5, 2001, by and among Clear Channel, CCMM Sub, Inc. and The Ackerley Group, Inc. (incorporated by reference to the exhibits of Clear Channel’s Current Report on Form 8-K filed October 9, 2001).

3.1	Current Articles of Incorporation of the Company (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-3 (Reg. No. 333-33371) dated September 9, 1997).

3.2	Third Amended and Restated Bylaws of the Company (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-4 (Reg. No. 333-74196) dated November 29, 2001).

3.3	Amendment to the Company’s Articles of Incorporation (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Second Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

3.5	Third Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000).

4.1	Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B.J. McCombs, John M. Schaefer and John W. Barger, dated August 3, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.2	Waiver and Second Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated August 17, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.3	Waiver and Third Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated July 26, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.4	Waiver and Fourth Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated September 27, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.5	Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B. J. McCombs, John M. Schaefer and John W. Barger, dated May 31, 1977 (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-1 (Reg. No. 33-289161) dated April 19, 1984).

4.6	Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

4.7	First Supplemental Indenture dated March 30, 1998 to Senior Indenture dated October 1, 1997, by and between the Company and The Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

4.8	Second Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

Exhibit
Number	Description

4.9	Third Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

4.10	Fourth Supplement Indenture dated November 24, 1999 to Senior Indenture dated October 1, 1997, by and between Clear Channel and The Bank of New York as Trustee (incorporated by reference to the exhibits of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

4.11	Fifth Supplemental Indenture dated June 21, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channel’s registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.12	Sixth Supplemental Indenture dated June 21, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channel’s registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.13	Seventh Supplemental Indenture dated July 7, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channel’s registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.14	Eighth Supplemental Indenture dated September 12, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

4.15	Ninth Supplemental Indenture dated September 12, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

4.16	Tenth Supplemental Indenture dated October 26, 2001, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

4.17	Eleventh Supplemental Indenture dated January 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.18	Twelfth Supplemental Indenture dated March 17, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated March 18, 2003).

4.19	Thirteenth Supplemental Indenture dated May 1, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated May 2, 2003).

Exhibit
Number	Description

4.20	Fourteenth Supplemental Indenture dated May 21, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated May 22, 2003).

11	Statement re: Computation of Per Share Earnings.

12	Statement re: Computation of Ratios.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.