Form 10-Q
period 2003-09-30
CLEAR CHANNEL COMMUNICATIONS INC
filed 2003-11-06
CIK 739708

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003 Commission file number 1-9645

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes     x     No

Indicate the number of shares outstanding of each class of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2003

Common Stock, $.10 par value	615,581,355

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

INDEX

Page No.

Part I — Financial Information
Item 1. Unaudited Financial Statements
Consolidated Balance Sheets at September 30, 2003 and December 31, 2002	3
Consolidated Statements of Operations for the nine and three months ended September 30, 2003 and 2002	5
Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002	6
Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	31
Part II — Other Information
Item 1. Legal Proceedings	33
Item 6. Exhibits and reports on Form 8-K	33
(a) Exhibits
(b) Reports on Form 8-K
Signatures	33
Index to Exhibits	34

PART I

Item 1. UNAUDITED FINANCIAL STATEMENTS

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)

	September 30,	December 31,
	2003	2002
	(Unaudited)	(Audited)

Current Assets
Cash and cash equivalents	$211,434	$170,086
Accounts receivable, less allowance of $65,540 at September 30, 2003 and $67,338 at December 31, 2002	1,655,834	1,584,995
Prepaid expenses	245,030	203,578
Other current assets	156,972	164,836

Total Current Assets	2,269,270	2,123,495

Property, Plant and Equipment
Land, buildings and improvements	1,565,463	1,519,845
Structures and site leases	2,787,296	2,581,414
Towers, transmitter and studio equipment	795,789	743,463
Furniture and other equipment	668,961	629,264
Construction in progress	197,554	227,853

	6,015,063	5,701,839
Less accumulated depreciation	1,822,514	1,459,027

	4,192,549	4,242,812
Intangible Assets
Definite-lived intangibles, net	691,771	761,728
Indefinite-lived intangibles — licenses	11,770,916	11,738,947
Indefinite-lived intangibles — other	430,508	389,801
Goodwill	7,271,723	7,241,231

Other Assets
Notes receivable	19,302	21,658
Investments in, and advances to, nonconsolidated affiliates	347,287	542,214
Other assets	476,711	520,423
Other investments	695,339	89,844

Total Assets	$28,165,376	$27,672,153

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY
(In thousands)

	September 30,	December 31,
	2003	2002
	(Unaudited)	(Audited)

Current Liabilities
Accounts payable	$364,744	$345,093
Accrued interest	98,834	71,335
Accrued expenses	959,569	894,166
Accrued income taxes	165,100	—
Current portion of long-term debt	147,205	1,396,532
Deferred income	307,060	277,042
Other current liabilities	28,883	26,471

Total Current Liabilities	2,071,395	3,010,639

Long-term debt	7,180,658	7,382,090
Other long-term borrowings	151,568	64,114
Deferred income taxes	2,929,889	2,470,458
Other long-term liabilities	526,307	488,687

Minority interest	55,029	46,073

Shareholders’ Equity
Common stock	61,575	61,340
Additional paid-in capital	30,932,498	30,868,725
Accumulated deficit	(15,755,980)	(16,652,789)
Accumulated other comprehensive income (loss)	34,603	(47,798)
Other	(932)	(3,131)
Cost of shares held in treasury	(21,234)	(16,255)

Total Shareholders’ Equity	15,250,530	14,210,092

Total Liabilities and Shareholders’ Equity	$28,165,376	$27,672,153

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands of dollars, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,

	2003	2002	2003	2002

Revenue	$6,640,838	$6,211,322	$2,544,146	$2,340,425
Operating expenses:
Divisional operating expenses (excludes non-cash compensation expense of $1,326, $3,680, $310 and $903 for the nine months ended and three months ended September 30, 2003 and 2002, respectively)	4,845,309	4,475,749	1,842,329	1,680,371
Non-cash compensation expense	3,458	4,219	880	936
Depreciation and amortization	487,324	449,182	165,882	160,503
Corporate expenses (excludes non-cash compensation expense of $2,132, $539, $570 and $33 for the nine months ended and three months ended September 30, 2003 and 2002, respectively)	129,288	122,557	44,050	44,385

Operating income	1,175,459	1,159,615	491,005	454,230

Interest expense	294,455	326,652	98,192	107,935
Gain (loss) on sale of assets related to mergers	—	3,991	—	—
Gain (loss) on marketable securities	680,400	(7,108)	675,027	(16,009)
Equity in earnings of nonconsolidated affiliates	12,005	16,619	2,957	5,906
Other income (expense) — net	37,304	62,575	(1,840)	20,974

Income before income taxes and cumulative effect of a change in accounting principle	1,610,713	909,040	1,068,957	357,166
Income tax (expense) benefit:
Current	(199,377)	(231,079)	(159,051)	(25,321)
Deferred	(452,961)	(137,082)	(273,877)	(119,331)

Income before cumulative effect of a change in accounting principle	958,375	540,879	636,029	212,514
Cumulative effect of a change in accounting principle	—	(16,778,526)	—	—

Net income (loss)	958,375	(16,237,647)	636,029	212,514

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	48,658	1,976	14,677	8,483
Unrealized gain (loss) on securities:
Unrealized holding gain (loss)	53,151	(90,026)	(12,198)	(11,798)
Reclassification adjustment for gains on shares held prior to mergers	—	(3,982)	—	—
Reclassification adjustment for (gains) losses included in net income (loss)	(19,408)	13,005	(17,539)	15,480

Comprehensive income (loss)	$1,040,776	$(16,316,674)	$620,969	$224,679

Per common share:
Income (loss) before cumulative effect of a change in accounting principle — Basic	$1.56	$.89	$1.03	$.35
Cumulative effect of a change in accounting principle — Basic	—	(27.74)	—	—

Net income (loss) — Basic	$1.56	$(26.85)	$1.03	$.35

Income (loss) before cumulative effect of a change in accounting principle — Diluted	$1.55	$.88	$1.03	$.34
Cumulative effect of a change in accounting principle — Diluted	—	(26.77)	—	—

Net income (loss) — Diluted	$1.55	$(25.89)	$1.03	$.34

Dividends declared per share	$.10	$—	$.10	$—

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands of dollars)

	Nine Months Ended September 30,

	2003	2002

Cash Flows from operating activities:
Net income (loss)	$958,375	$(16,237,647)

Reconciling Items:
Cumulative effect of a change in accounting principle, net of tax	—	16,778,526
Depreciation and amortization	487,324	449,182
Deferred taxes	452,961	137,082
(Gain) loss on disposal of assets	(5,208)	(38,183)
(Gain) loss on sale of assets related to mergers	—	(3,991)
(Gain) loss on available-for-sale securities	(32,128)	25,322
(Gain) loss on other investments	(650,315)	—
(Gain) loss forward exchange contract	14,528	(34,058)
(Gain) loss on trading securities	(12,485)	15,844
Increase (decrease) accrued income and other taxes	195,436	197,704
Increase (decrease) other — net	(45,742)	(20,529)
Changes in other operating assets and liabilities, net of effects of acquisitions	(24,010)	(15,422)

Net cash provided by operating activities	1,338,736	1,253,830

Cash flows from investing activities:
(Investment in) liquidation of restricted cash, net	—	(152)
Cash acquired in stock-for-stock mergers	—	4,305
Decrease (increase) in notes receivable — net	2,356	2,968
Decrease (increase) in investments in and advances to nonconsolidated affiliates — net	11,654	(4,361)
Purchases of investments	(5,205)	(500)
Proceeds from sale of investments	344,206	15,180
Purchases of property, plant and equipment	(231,169)	(338,529)
Proceeds from disposal of assets	12,869	76,284
Proceeds from divestitures placed in restricted cash	—	25,303
Acquisition of operating assets	(55,355)	(174,523)
Acquisition of operating assets with restricted cash	—	(19,979)
Decrease (increase) in other-net	(20,083)	(29,323)

Net cash (used in) provided by investing activities	59,273	(443,327)

Cash flows from financing activities:
Draws on credit facilities	2,201,847	2,938,908
Payments on credit facilities	(3,632,060)	(2,845,039)
Proceeds from long-term debt	1,997,817	—
Payments on long-term debt	(2,049,737)	(935,883)
Proceeds from forward exchange contract	83,519	—
Proceeds from exercise of stock options, stock purchase plan and common stock warrants	41,953	64,396

Net cash (used in) provided by financing activities	(1,356,661)	(777,618)
Net increase in cash and cash equivalents	41,348	32,885
Cash and cash equivalents at beginning of period	170,086	154,744

Cash and cash equivalents at end of period	$211,434	$187,629

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

     Stock-Based Compensation

The Company accounts for its stock-based award plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, under which compensation expense is recorded to the extent that the market price on the grant date of the underlying stock exceeds the exercise price. The required pro forma net income and pro forma earnings per share as if the stock-based awards had been accounted for using the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, are as follows:

(In thousands, except per share data)	Nine Months Ended September 30,		Three Months Ended September 30,

	2003	2002	2003	2002

Net income before cumulative effect of a change in accounting principle
Reported	$958,375	$540,879	$636,029	$212,514
Pro forma stock compensation expense, net of tax	(34,264)	(39,232)	(10,299)	(13,027)

Pro Forma	$924,111	$501,647	$625,730	$199,487

Net income before cumulative effect of a change in accounting principle per common share
Basic:
Reported	$1.56	$.89	$1.03	$.35
Pro Forma	$1.50	$.83	$1.02	$.33
Diluted:
Reported	$1.55	$.88	$1.03	$.34
Pro Forma	$1.49	$.81	$1.01	$.32

The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for 2003 and 2002:

	2003	2002

Risk-free interest rate	2.91% - 3.81%	2.85% - 5.33%
Dividend yield	0% - 1.01%	0%
Volatility factors	43% - 47%	36% - 49%
Expected life in years	5.0 - 7.5	3.5 - 7.5

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

On January 1, 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 addresses consolidation of business enterprises of variable interest entities. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003 and for the first fiscal year or interim period ending after December 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not acquired any variable interest entities subsequent to January 31, 2003 and will therefore adopt FIN 46 for its annual report for the year ending December 31, 2003. The Company has certain investments, accounted for under the equity method, that include a put and call structure that guarantees a minimum return to the counterparty. The Company also has certain long-term contracts related to the programming and/or sale of advertising air time for radio stations that it does not own. The Company is currently evaluating the applicability of FIN 46 to these arrangements, as well as other equity investments and arrangements, and the possible impact on its future consolidated results of operation and consolidated balance sheet.

Note 2: INTANGIBLE ASSETS AND GOODWILL

     Definite-lived Intangibles

The Company’s definite-lived intangible assets consist primarily of transit and street furniture contracts and other contractual rights in the outdoor segment, talent contracts in the radio segment, and in the Company’s other segment, representation contracts for non-affiliated television and radio stations, all of which are amortized over the respective lives of the agreements. Other definite-lived intangible assets are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at September 30, 2003 and December 31, 2002:

(In thousands)	September 30, 2003		December 31, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Transit, street furniture, and other outdoor contractual rights	$639,353	$282,367	$600,221	$228,037
Talent contracts	202,161	125,150	212,326	112,259
Representation contracts	201,990	55,503	197,636	37,846
Other	214,297	103,010	219,410	89,723

Total	$1,257,801	$566,030	$1,229,593	$467,865

Total amortization expense from definite-lived intangible assets for the three and nine months ended September 30, 2003 and for the year ended December 31, 2002 was $33.4 million, $103.3 million and $137.1 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2004	$122,007
2005	102,484
2006	87,765
2007	62,639
2008	47,157

As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, amortization expense may vary.

     Indefinite-lived Intangibles

In accordance with Statement of Financial Accounting Standards Statement No. 142 (“Statement 142”), the Company tested its FCC licenses and billboard permits for impairment as of January 1, 2002 by comparing their fair value to their carrying value at that date. The test resulted in no impairment to the Company’s billboard permits. However, the Company recognized impairment on its FCC licenses of approximately $6.0 billion, net of deferred tax of $3.7 billion, which was recorded as a component of the cumulative effect of a change in accounting principle during the three months ended March 31, 2002. The Company used the income approach to value FCC licenses, which involved estimating future cash flows expected to be generated from the licenses, discounted to their present value using a risk-adjusted discount rate. Terminal values were also estimated and discounted to their present value. In estimating future cash flows, the Company took into account the economic slow down in the radio industry at the end of 2001, coupled with the economic impact of the events of September 11, 2001.

     Goodwill

Statement 142 requires the Company to test goodwill for impairment using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company completed the two-step impairment test during the first quarter of 2002. As a result of this test, the Company recognized impairment of approximately $10.8 billion, net of deferred taxes of $659.1 million related to tax deductible goodwill, as a component of the cumulative effect of a change in accounting principle during the three months ended March 31, 2002. Consistent with the Company’s approach to fair valuing FCC licenses, the income approach was used to determine the fair value of each of the Company’s reporting units. Throughout 2001, unfavorable economic conditions persisted in the industries that the Company serves, which caused its customers to reduce the number of advertising dollars spent on the Company’s media inventory and live entertainment events as compared to prior periods. These conditions adversely impacted the cash flow projections used to determine the fair value of each reporting unit, resulting in the write-off of a portion of goodwill. The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the nine-month period ended September 30, 2003:

(In thousands)	Radio	Outdoor	Entertainment	Other	Total

Balance as of December 31, 2002	$6,416,146	$640,966	$155,377	$28,742	$7,241,231
Acquisitions	2,959	12,506	1,704	—	17,169
Foreign currency	—	22,789	3,554	—	26,343
Adjustments	(13)	5,596	(18,603)	—	(13,020)

Balance as of September 30, 2003	$6,419,092	$681,857	$142,032	$28,742	$7,271,723

Note 3: SECURED FORWARD EXCHANGE CONTRACT

On June 5, 2003, Clear Channel Investments, Inc. (“CCI, Inc.”), a wholly owned subsidiary of the Company, entered into a five-year secured forward exchange contract (the “contract”) with respect to 8.3 million shares of its investment in XM Satellite Radio Holdings, Inc. (“XMSR”). Under the terms of the contract, the counterparty paid $83.5 million at inception of the contract, which the Company classified in “Other long-term borrowings”. The contract has a maturity value of $98.8 million, with an effective interest rate of 3.4%, which the Company will accrete over the life of the contract using the effective interest method. CCI, Inc. retains ownership of the XMSR shares during the term of the contract.

Upon maturity of the contract, CCI, Inc. is obligated to deliver to the counterparty, at CCI, Inc.’s option, cash or a number of shares of XMSR equal to the cash payment, but no more than 8.3 million XMSR shares. The contract hedges the Company’s cash flow exposure of the forecasted sale of the XMSR shares by purchasing a put option and selling the counterparty a call option (the “collar”)

on the XMSR shares. The net cost of the collar was $.5 million, which the Company initially classified in other long-term assets. The collar effectively limits the Company’s cash flow exposure upon the forecasted sale of XMSR shares to the counterparty between $11.86 and $15.58 per XMSR share.

The collar meets the requirements of Statement 133 Implementation Issue G20, Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge. Under this guidance, complete hedging effectiveness is assumed and the entire change in fair value of the collar is recorded in other comprehensive income. Annual assessments are required to ensure that the critical terms of the contract have not changed. As of September 30, 2003, the fair value of the collar was a $10.5 million liability, and the amount recorded in other comprehensive income, net of tax, related to the change in fair value of the collar for the three and nine months ended September 30, 2003 was $9.7 million and $6.8 million, respectively.

Also included in “Other long-term borrowings” is CCI, Inc.’s obligation under its secured forward exchange contracts on its investment in American Tower Corporation (“AMT”). In 2001, CCI, Inc. entered into two ten-year secured forward exchange contracts that monetized 2.9 million shares of its investment in AMT. The AMT contracts had a value of $67.1 million and $64.1 million at September 30, 2003 and December 31, 2002, respectively.

Note 4: RECENT DEVELOPMENTS

     Hispanic Broadcasting Merger with Univision

On September 22, 2003, Univision Communications, Inc. (“Univision”), a Spanish language media group, completed its acquisition of Hispanic Broadcasting Corporation (“Hispanic”), in a stock-for-stock merger. Pursuant to the terms of the merger agreement, each share of Hispanic converted into 0.85 of a share of Univision. As a result, the Company received approximately 24.1 million shares of Univision in exchange for its 26% investment in Hispanic. Prior to the merger of Hispanic with Univision, the Company owned 26 percent of Hispanic and accounted for its investment under the equity method of accounting. After the merger, the Company accounts for its investment under the cost method of accounting, as it now owns less than 20 percent of Univision. Upon the closing of the merger on September 22, 2003, and the exchange of Hispanic shares for Univision shares, the Company’s investment in Univision was recorded at fair value with a resulting non-cash gain of $657.3 million being recorded in “Gain (loss) on marketable securities” and corresponding deferred tax expense of $249.8 million.

On September 23, 2003, the Company sold 8.3 million of its shares of Univision in accordance with Rule 145 under the Securities Act of 1933, as amended, and received proceeds of $281.7 million resulting in the recognition of a loss of $6.4 million, which was recorded as “Gain (loss) on marketable securities”. Although a book loss was recorded, a taxable gain was recognized resulting in the recognition of $89.2 million of current tax expense.

     Recent Legal Proceedings

At the Senate Judiciary Committee hearing on July 24, 2003, the Assistant United States Attorney General announced that the Department of Justice (the “DOJ”), is pursuing two separate antitrust inquiries concerning the Company. One inquiry is whether the Company has violated antitrust laws in one of its radio markets. The other is whether the Company has limited airplay of artists who do not use its concert services in violation of antitrust laws. The Company is cooperating fully with all DOJ requests.

On September 9, 2003, the Assistant United States Attorney for the Eastern District of Missouri caused a Subpoena to Testify before Grand Jury to be issued to the Company. The Subpoena requires the Company to produce certain information regarding commercial advertising run by the Company on behalf of offshore and/or online (Internet) gambling businesses, including sports bookmaking and casino-style gambling. The Company is cooperating with such requirements.

The Company is among the defendants in a lawsuit filed on June 12, 2002 in the United States District Court for the Southern District of Florida by Spanish Broadcasting System. The plaintiffs allege that the Company is in violation of Section One and Section Two of the Sherman Antitrust Act as well as various other claims, such as unfair trade practices and defamation, among other counts. This case was dismissed with prejudice on January 31, 2003. The plaintiffs have filed an appeal with the 11th Circuit Court of Appeals.

Note 5: RESTRUCTURING

As a result of the Company’s merger with The Ackerley Group, Inc. (“Ackerley”) in June 2002, the Company recorded a $40.0 million accrual related to the restructuring of Ackerley’s operations. Of the $40.0 million, $19.0 million is related to severance and $21.0 million is related to lease terminations. The Ackerley corporate office closed in July 2002. Also, in connection with the Company’s mergers in 2000 with SFX and AMFM, the Company restructured the SFX and AMFM operations. The AMFM corporate offices in Dallas and Austin, Texas were closed on March 31, 2001 and a portion of the SFX corporate office in New York was closed on June 30, 2001. Other operations of AMFM have either been discontinued or integrated into existing similar operations. As of September 30, 2003, the restructuring has resulted in the actual termination of approximately 780 employees and the pending termination of approximately 20 more employees. The Company has recorded a liability in purchase accounting for Ackerley, SFX and AMFM, primarily related to severance for terminated employees and lease terminations as follows:

(In thousands)	Nine Months Ended	Year ended
	September 30, 2003	December 31, 2002

Severance and lease termination costs:
Accrual at January 1	$73,573	$53,182
Estimated costs charged to restructuring accrual in purchase accounting	—	40,043
Adjustments to restructuring accrual	—	(4,162)
Payments charged against restructuring accrual	(14,946)	(15,490)

Ending balance of severance and lease termination accrual	$58,627	$73,573

The remaining severance and lease accrual is comprised of $40.1 million of severance and $18.5 million of lease termination. The severance accrual includes amounts that will be paid over the next several years related to deferred payments to former employees as well as other compensation. The lease termination accrual will be paid over the next five years. During the nine months ended September 30, 2003, $4.7 million was paid and charged to the restructuring reserve related to severance. The purchase price allocation related to the Ackerley merger was finalized during the second quarter of 2003. All adjustments have been, and any future potential excess reserves will be, recorded as an adjustment to the purchase price.

In addition to the restructuring described above, the Company restructured its outdoor advertising operations in France during the second quarter of 2003. As a result, the Company has recorded a $13.5 million accrual in divisional operating expenses. Of the $13.5 million, $12.3 million is related to severance and $1.2 million is related to lease terminations and consulting costs. As of September 30, 2003, this accrual balance was $8.5 million. This restructuring has resulted in the termination of 134 employees.

Note 6: CAPITAL MARKET TRANSACTIONS

On January 9, 2003, the Company completed a debt offering of $300.0 million 4.625% notes due January 15, 2008 and $500.0 million 5.75% notes due January 15, 2013. Interest is payable on January 15 and July 15 on both series of notes. The aggregate net proceeds of approximately $791.2 million were used to repay borrowings outstanding under the Company’s bank credit facilities and to finance the redemption of AMFM Operating Inc.’s outstanding 8.125% senior subordinated notes due in 2007 and 8.75% senior subordinated notes due in 2007.

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

On March 17, 2003, the Company completed a debt offering of $200.0 million 4.625% notes due January 15, 2008. Interest is payable on January 15 and July 15. The aggregate net proceeds of approximately $203.4 million were used to repay borrowings outstanding under its bank credit facilities and to finance the redemption of all of the Company’s 4.75% LYONs due 2008. As a result of the redemption, the Company recognized a non-cash gain on the extinguishment of debt of $41.3 million during the second quarter of 2003, recorded in “Other income (expense) — net”.

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

In addition to the legal proceedings discussed in Note 4, there are various lawsuits and claims pending against the Company. The Company believes that any ultimate liability resulting from those actions or claims will not have a material adverse effect on the results of operations, financial position or liquidity of the Company.

Note 8: GUARANTEES

As of September 30, 2003, the Company guaranteed third-party debt of approximately $75.1 million. The guarantees arose primarily in 2000 in conjunction with the Company entering into long-term contracts with third parties. The guarantees will terminate on the earlier of the sale of the underlying assets or September 2004. The operating assets associated with these contracts secure the debt that the Company has guaranteed. Only to the extent that the assets are either sold by the third-party for less than the guaranteed amount or the third-party is unable to service the debt will the Company be required to make a cash payment under the guarantee. As of September 30, 2003, management does not believe that it is probable that the Company will be required to make a payment under these guarantees. Thus, as of September 30, 2003, the guarantees associated with long-term operating contracts are not recorded on the Company’s financial statements. These guarantees are included in the Company’s calculation of its leverage ratio covenant under the bank credit facilities. During the nine months ended September 30, 2003, the Company did not enter into any new guarantees of third-party debt.

The Company has provided a guarantee under a certain performance contract of approximately $77.4 million that expires in 2004. As of September 30, 2003, the remaining amount of the guarantee is $19.3 million. Under this guarantee, if the amount collected from the third parties that receive the benefit under the performance contract does not exceed the guarantee amount, the Company must make payment for the shortfall. During the first nine months of 2003, the Company made payments of $4.0 million under this guarantee. As of September 30, 2003, the Company has a liability recorded and classified in “Other current liabilities” on its financial statements of approximately $4.3 million for unpaid shortfalls under this guarantee for the contract period of 2003. As of September 30, 2003, the Company cannot reasonably estimate whether it will have to make any future payments under this guarantee for the remaining contract period. As such, possible losses on this executory performance contract will be appropriately recorded in the period that they are incurred. During the nine months ended September 30, 2003, the Company did not enter into any new performance contracts.

The Company guarantees a $150.0 million five-year revolving credit facility between its international subsidiary and a group of international banks. The credit facility expires in 2005. The facility allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provides funds to the Company’s international operations for certain working capital needs. At September 30, 2003, the outstanding balance on the credit facility was $55.7 million. The outstanding balance on the credit facility is recorded in “Long-term debt” on the Company’s financial statements.

AMFM Operating Inc., an indirect wholly-owned subsidiary of the Company, has guaranteed a portion of the Company’s bank credit facilities including the reducing revolving line of credit facility, the $1.5 billion five-year multi-currency revolving credit facility and the three-year term loan with outstanding balances at September 30, 2003, of $475.0 million, $1.6 million, and $200.0 million, respectively. At September 30, 2003, the contingent liability under these guarantees was $1.0 billion. At September 30, 2003, these outstanding balances are recorded in “Long-term debt” on the Company’s financial statements.

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

The Company currently has guarantees that provide protection to its international subsidiary’s banking institutions related to overdraft lines and credit card charge-back transactions up to approximately $63.8 million. As of September 30, 2003, no amounts were outstanding under these agreements.

As of September 30, 2003, the Company has outstanding commercial standby letters of credit and surety bonds of $122.5 million and $56.2 million, respectively, that primarily expire in 2003 and 2004. These letters of credit and surety bonds relate to various operational matters including insurance, bid, and performance bonds as well as other items. These letters of credit reduce the borrowing availability on the Company’s bank credit facilities, and are included in the Company’s calculation of its leverage ratio covenant under the bank credit facilities. The surety bonds are not considered as borrowings under the Company’s bank credit facilities.

Note 9: OTHER

The results of operations for the nine months ended September 30, 2002 only include the operations of Ackerley as of June 14, 2002, as the Company acquired Ackerley on June 14, 2002. Unaudited pro forma consolidated results of operations for the nine months ended September 30, 2002, assuming the Ackerley acquisition had occurred on January 1, 2002 would have been as follows:

(In thousands, except per share data)

Revenue	$6,291,331
Income before cumulative effect of a change in accounting principle	$529,822
Net loss	$(16,248,704)

Income before cumulative effect of a change in accounting principle per common share — Basic	$.87
Net loss per common share — Basic	$(26.55)
Income before cumulative effect of a change in accounting principle per common share — Diluted	$.86
Net loss per common share — Diluted	$(25.63)

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

	Radio	Outdoor	Live
(In thousands)	Broadcasting	Advertising	Entertainment	Other	Corporate	Eliminations	Consolidated

Nine Months Ended September 30, 2003
Revenue	$2,729,234	$1,559,791	$2,050,015	$403,961	$—	$(102,163)	$6,640,838
Divisional operating expenses	1,568,487	1,170,047	1,879,818	329,120	—	(102,163)	4,845,309
Non-cash compensation	1,326	—	—	—	2,132	—	3,458
Depreciation and amortization	114,525	272,306	44,659	38,470	17,364	—	487,324
Corporate expenses	—	—	—	—	129,288	—	129,288

Operating income (loss)	$1,044,896	$117,438	$125,538	$36,371	$(148,784)	$—	$1,175,459

Identifiable assets	$19,789,121	$4,784,424	$1,377,791	$1,762,611	$451,429	$—	$28,165,376
Capital expenditures	$39,214	$127,863	$48,234	$12,997	$2,861	$—	$231,169

	Radio	Outdoor	Live
(In thousands)	Broadcasting	Advertising	Entertainment	Other	Corporate	Eliminations	Consolidated

Three Months Ended September 30, 2003
Revenue	$963,635	$540,089	$936,213	$139,238	$—	$(35,029)	$2,544,146
Divisional operating expenses	536,495	391,004	839,402	110,457	—	(35,029)	1,842,329
Non-cash compensation	310	—	—	—	570	—	880
Depreciation and amortization	38,449	93,869	14,914	13,394	5,256	—	165,882
Corporate expenses	—	—	—	—	44,050	—	44,050

Operating income (loss)	$388,381	$55,216	$81,897	$15,387	$(49,876)	$—	$491,005

Nine Months Ended September 30, 2002
Revenue	$2,738,228	$1,321,344	$1,884,803	$362,094	$—	$(95,147)	$6,211,322
Divisional operating expenses	1,575,325	970,794	1,739,364	285,413	—	(95,147)	4,475,749
Non-cash compensation	3,680	—	—	—	539	—	4,219
Depreciation and amortization	115,475	240,178	45,088	30,570	17,871	—	449,182
Corporate expenses	—	—	—	—	122,557	—	122,557

Operating income (loss)	$1,043,748	$110,372	$100,351	$46,111	$(140,967)	$—	$1,159,615

Identifiable assets	$19,829,298	$4,561,203	$1,360,556	$1,444,013	$493,336	$—	$27,688,406
Capital expenditures	$60,958	$191,584	$39,490	$27,181	$19,316	$—	$338,529

Three Months Ended September 30, 2002
Revenue	$964,123	$478,188	$789,793	$143,844	$—	$(35,523)	$2,340,425
Divisional operating expenses	546,133	346,718	710,947	112,096	—	(35,523)	1,680,371
Non-cash compensation	903	—	—	—	33	—	936
Depreciation and amortization	40,562	87,850	14,629	11,361	6,101	—	160,503
Corporate expenses	—	—	—	—	44,385	—	44,385

Operating income (loss)	$376,525	$43,620	$64,217	$20,387	$(50,519)	$—	$454,230

Net revenue of $1.3 billion and $486.7 million for the nine and three months ended September 30, 2003, respectively, and $1.1 billion and $391.4 million for the nine and three months ended September 30, 2002, respectively, and identifiable assets of $2.4 billion and $2.1 billion as of September 30, 2003 and 2002, respectively, are included in the data above and are derived from the Company’s foreign operations.

Note 11: SUBSEQUENT EVENTS

On October 6, 2003, the Company exercised a call provision on its 7.875% senior notes due June 15, 2005. The redemption price of $842.6 million included the principal amount of $750.0 million, a premium of $74.4 million and $18.2 million of accrued interest. In conjunction with calling these senior notes, the Company terminated the two interest rate swap agreements associated with the notes and received proceeds of $83.8 million. As a result of calling these notes and terminating the associated swap agreement, the Company recognized a pre-tax net loss of $4.7 million.

On October 23, 2003, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share on the Company’s Common Stock. The dividend is payable on January 15, 2004 to shareholders of record at the close of business on December 31, 2003.

On November 5, 2003, the Company commenced a debt offering of $250.0 million aggregate principal amount of 3.125% senior notes due February 1, 2007. Interest on these notes will be payable each February 1 and August 1 commencing August 1, 2004. The Company anticipates that it will receive the net proceeds from this offering on November 14, 2003. The net proceeds will be used to repay borrowings outstanding on the Company’s credit facilities. In conjunction with the issuance, the Company anticipates entering into an interest rate swap agreement with a $250.0 million notional amount that effectively floats interest at a rate based upon six-month LIBOR. A registration statement relating to the notes has been filed with and declared effective by the Securities and Exchange Commission. This report shall not constitute an offer to sell or the solicitation of an offer to buy the notes, and any offering of notes shall be made only by means of a prospectus.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Management’s discussion and analysis of the results of operation and financial condition of Clear Channel Communications, Inc. and its subsidiaries should be read in conjunction with the Unaudited Consolidated Financial Statements and related footnotes. The discussion is presented on both a consolidated and segment basis. Our reportable operating segments are: Radio Broadcasting which includes all domestic and international radio assets and radio networks; Outdoor Advertising which includes domestic and international billboards, transit displays, street furniture and other outdoor advertising media; and Live Entertainment which includes live music, theatrical, family entertainment and motor sports events. Included in the “other” segment are television broadcasting, sports representation and our media representation business, Katz Media.

RESULTS OF OPERATIONS

     We evaluate the operating performance of our businesses using several measures, one of them being EBITDA as Adjusted (defined as revenue less divisional operating and corporate expenses). EBITDA as Adjusted eliminates the uneven effect of such charges as depreciation and amortization, non-operating gains and losses, income taxes and interest across our business segments, as well as in comparison to other companies. While we and many in the financial community consider EBITDA as Adjusted to be an important measure of operating performance, it should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with generally accepted accounting principles in the United States such as operating income and net income. In addition, our definition of EBITDA as Adjusted is not necessarily comparable to similarly titled measures reported by other companies.

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

     The following tables set forth our consolidated and segment results of operations on both a reported and a pro forma basis.

Comparison of Three and Nine Months Ended September 30, 2003 to Three and Nine Months Ended September 30, 2002.

Consolidated

(In thousands)	Three Months Ended September 30,			Nine Months Ended September 30,

	2003	2002	% Change	2003	2002	% Change

As Reported Basis:
Revenue	$2,544,146	$2,340,425	9%	$6,640,838	$6,211,322	7%
Divisional Operating Expenses	1,842,329	1,680,371	10%	4,845,309	4,475,749	8%
Corporate Expenses	44,050	44,385	(1%)	129,288	122,557	5%

EBITDA as Adjusted *	657,767	615,669	7%	1,666,241	1,613,016	3%

Reconciliation to net income (loss):
Non-cash compensation expense	880	936		3,458	4,219
Depreciation and amortization	165,882	160,503		487,324	449,182
Interest expense	98,192	107,935		294,455	326,652
Gain (loss) on sale of assets related to mergers	—	—		—	3,991
Gain (loss) on marketable securities	675,027	(16,009)		680,400	(7,108)
Equity in earnings of nonconsolidated affiliates	2,957	5,906		12,005	16,619
Other income (expense) — net	(1,840)	20,974		37,304	62,575
Income tax benefit (expense) — current	(159,051)	(25,321)		(199,377)	(231,079)
Income tax benefit (expense) - deferred	(273,877)	(119,331)		(452,961)	(137,082)

Income before cumulative effect of a change in accounting principle	636,029	212,514		958,375	540,879
Cumulative effect of a change in accounting principle, net of tax of $4,324,446	—	—		—	(16,778,526)

Net income (loss)	$636,029	$212,514		$958,375	$(16,237,647)

* See page 15 for cautionary disclosure
Other Data:

Cash Flow from Operating Activities				$1,338,736	$1,253,830

Cash Flow from Investing Activities				$59,273	$(443,327)

Cash Flow from Financing Activities				$(1,356,661)	$(777,618)

Pro Forma Basis:
Revenue	$2,488,673	$2,358,159	6%	$6,452,047	$6,317,350	2%
Divisional Operating Expenses	1,795,611	1,697,452	6%	4,676,972	4,575,378	2%

Reconciliation of Reported Basis to Pro Forma Basis
Reported Revenue	$2,544,146	$2,340,425		$6,640,838	$6,211,322
Acquisitions	—	27,209		—	137,615
Divestitures	(2,466)	(9,475)		(4,479)	(31,587)
Foreign Exchange adjustments	(53,007)	—		(184,312)	—

Pro Forma Revenue	$2,488,673	$2,358,159		$6,452,047	$6,317,350

Reported Divisional Operating Expenses	$1,842,329	$1,680,371		$4,845,309	$4,475,749
Acquisitions	—	24,138		—	124,553
Divestitures	23	(7,057)		(3,024)	(24,924)
Foreign Exchange adjustments	(46,741)	—		(165,313)	—

Pro Forma Divisional Operating Expenses	$1,795,611	$1,697,452		$4,676,972	$4,575,378

Consolidated Revenue and Divisional Operating Expenses

     The increase in reported revenue and divisional operating expenses for the three and nine months ended September 30, 2003 as compared to the same periods of 2002 was impacted by foreign currency gains in our outdoor and live entertainment segments. In the aggregate, foreign currency movements contributed $53.0 million for revenue and $46.7 million for divisional operating expenses for the three months ended September 30, 2003, and $184.3 million for revenue and $165.3 million for divisional operating expenses for the nine months ended September 30, 2003. Revenue and divisional operating expenses also increased on a reported basis due to our acquisition of Ackerley, which was completed in June 2002. The reported amounts for the nine months ended September 30, 2002 only include operations of Ackerley beginning in June 2002. Ackerley contributed $90.2 million in revenue and $68.1 million in divisional operating expense during the first six months of 2003.

     Pro forma and reported basis revenue increased for the three and nine months ended September 30, 2003 primarily in our entertainment segment, which contributed 72% of the reported revenue increase and 85% of the pro forma revenue increase for the three months ended September 30, 2003 as compared to the same period of 2002. Our live entertainment segment has benefited throughout the year from increased attendance and increases in ancillary revenues such as sponsorships and concessions. Pro forma and reported basis revenue also increased in our outdoor segment. Our domestic outdoor business has seen revenue increases throughout 2003 from its bulletin, shelter, and transit inventory. Quarter over quarter, our average transit and bulletin rates were up and our average shelter and poster rates were slightly down. Average occupancy on our transit, bulletin and shelter inventory was up and average poster occupancy was slightly down. Year to date 2003, our average rates and occupancy on our posters were slightly down while average rates and occupancy on our bulletins were up compared to the same period of 2002. Our international outdoor business experienced pro forma revenue increases on its street furniture and transit inventories, offset by a slight decline in its billboard revenues during the third quarter of 2003 as compared to the same period of 2002. We have experienced this trend throughout the year, with transit and street furniture revenues up, and billboard revenues down in a soft billboard market in France and Spain.

     Our radio segment’s revenue was essentially flat on both a reported and pro forma basis for the three and nine months ended September 30, 2003 as compared to the same periods of 2002.

     Pro forma basis divisional operating expenses increased for the three and nine months ended September 30, 2003 primarily due to our outdoor and live entertainment segments. Increases in these expenses in our outdoor segment are related to direct production costs, site lease expenses, bonus and commission expenses associated with the increase in revenue while the increase in these expenses in our live entertainment segment relates to increased operating and talent costs associated with the increase in revenue.

     Our radio segment’s pro forma and reported basis divisional operating expenses were down for the three and nine months ended September 30, 2003 as compared to the same periods of 2002. The decrease was driven by declines in bonus, bad debt, and commission expenses. Also, our focus on trimming low margin non-traditional revenue business has reduced expenses during 2003. Also contributing to the divisional operating expense decline was a decrease in expenses from our national syndication business, which was primarily due to a focus on higher margin programs, resulting in a reduction in employees and radio programs.

Corporate Expenses

     Corporate expenses remained relatively flat for the three months ended September 30, 2003, while they increased $6.7 million for the nine months ended September 30, 2003 as compared to the same periods of 2002. The increase resulted from additional expenses related to outside legal and other consulting services as well as increased insurance costs that we incurred during 2003.

Depreciation and Amortiation

     Depreciation and amortization expense increased $5.4 million and $38.1 million for the three and nine months ended September 30, 2003, respectively, compared to the same periods of 2002. The increase is primarily related to increases in our outdoor segment, caused by prior year capital expenditures in our international outdoor business associated with revenue producing assets, the devaluation of the dollar relative to our international functional currencies and accelerated depreciation recorded on display takedowns and abandonments in our domestic outdoor business.

Interest Expense

     Interest expense decreased $9.7 million and $32.2 million for the three and nine months ended September 30, 2003, respectively, as compared to the same periods of 2002. The decrease in interest expense resulted from lower LIBOR rates on our floating rate debt and the refinancing of debt, which allowed us to take advantage of the lower interest rate environment in 2003. LIBOR was 1.12% and 1.81% at September 30, 2003 and 2002, respectively. Additionally, a decrease in our total debt outstanding resulted in lower interest expense for the three and nine months ended September 30, 2003 as compared to the same periods of 2002. Outstanding debt was $7.3 billion and $9.1 billion at September 30, 2003 and 2002, respectively.

Gain (loss) on Marketable Securities

     The gain on marketable securities for the three months ended September 30, 2003 relates primarily to the conversion of our Hispanic Broadcasting Corporation investment, which had been accounted for as an equity method investment, to Univision Communications Inc. shares, which were recorded as an available-for-sale cost investment. On September 22, 2003, Univision completed its acquisition of Hispanic in a stock-for-stock merger. As a result, we received shares of Univision, which we recorded on our balance sheet at the date of the merger at their fair value. The exchange of our Hispanic investment into our Univision investment resulted in a $657.3 million pre-tax book gain. In addition, on September 23, 2003, we sold a portion of our Univision investment, which resulted in a pre-tax book loss of $6.4 million. Also during the quarter ended September 30, 2003 we recorded a $34.7 million gain related to the sale of a marketable security and a $3.6 million loss on a forward exchange contract and its underlying investment. Finally, during the same period, we recorded an impairment charge on a radio technology investment for $7.0 million due to a decline in its market value that was considered to be other-than-temporary.

     For the quarter ended September 30, 2002, we recorded a $9.3 million gain on a forward exchange contract and its underlying investment and an impairment charge of $25.3 million on an investment in a media company that had a decline in its market value that was considered to be other-than-temporary.

     For the nine months September 30, 2003, the gain on marketable securities relates to the following:

(In millions)
Gain on conversion of Hispanic to Univision	$657.3
Sale of Univision shares	(6.4)
Impairment of a media investment	(7.0)
Forward exchange contract	(1.3)
Gain on sale of marketable securities	37.8

$680.4

     For the nine months ended September 30, 2002, a loss of $7.1 million was recorded primarily relating to a $25.3 million impairment charge on an investment in a media company that had a decline in its market value that was considered to be other-than-temporary, partially offset by $18.2 million in gains on a forward exchange contract and its underlying investment.

Other Income (Expense) — Net

     Other income (expense) — net was expense of $1.8 million for the third quarter of 2003 versus income of $21.0 million for the third quarter of 2002. The income reported in 2002 primarily relates to a $21.7 million aggregate gain on the sale of a television license and the early extinguishment of certain debt.

     Other income (expense) — net was income of $37.3 million for the nine months ended September 30, 2003, a decrease of $25.3 million from the income of $62.6 million reported for the nine months ended September 30, 2002. The income recognized in 2003 related primarily to a $41.3 million gain on the early extinguishment of the 4.75% Liquid Yield Option Notes due 2018. The income recognized in 2002 related to an aggregate $44.5 million gain from: (1) the sale of a television license, (2) the sale of assets in our live entertainment segment, and (3) the sale of our interest in a British radio license. In addition, for the nine months ended September 30, 2002, we recognized a gain of $12.0 million on the early extinguishment of debt, an $11.9 million gain on the sale of contracts recorded as part of a final settlement of a dispute with a third-party representation firm, a gain of $1.3 million on various miscellaneous items, offset by a $7.1 million foreign exchange loss associated with interest payments on our Euro-denominated debt.

Income Taxes

     Current tax expense increased $133.7 million and decreased $31.7 million for the three and nine months ended September 30, 2003, respectively. Current tax expense for the three months ended September 30, 2003 includes $105.6 million related to the sale of a portion of our Univision investment. Although a book loss was recorded in “Gain (loss) on marketable securities” during the three months ended September 30, 2003 related to the sale of a portion of our Univision investment, a large taxable gain was realized based on the difference between the market value of our Univision investment and our historical tax basis in our Hispanic investment. Also included in current tax expense for the three months ended September 30, 2003, is $14.1 million related to the sale of a marketable security.

     Deferred tax expense increased $154.5 million and decreased $315.9 million for the three and nine months ended September 30, 2003, respectively. Deferred tax expense for the three months ended September 30, 2003 includes $158.0 million related to the conversion of our Hispanic shares to Univision shares, partially offset by the effect on deferred taxes related to the subsequent sale of a portion of our Univision investment. Although a book gain was recorded in “Gain (loss) on marketable securities” during the three months ended September 30, 2003 related to the conversion of our Hispanic investment, which was accounted for as an equity method investment, to Univision, which is carried on our balance sheet at fair value, the gain is not taxable. As a result, deferred tax expense increased during the three months ended September 30, 2003.

     Deferred tax expense for the nine months ended September 30, 2002 includes one-time deferred tax benefits of $95.9 million. This amount is comprised of the deferred tax benefit associated with a lawsuit settlement, partially offset by deferred tax expenses associated with the extinguishment of debt and the sale of a television license.

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

Segment Revenue and Divisional Operating Expenses

Radio Broadcasting

(In thousands)
	Three Months Ended September 30,			Nine Months Ended September 30,

	2003	2002	% Change	2003	2002	% Change

As Reported Basis:
Revenue	$963,635	$964,123	0%	$2,729,234	$2,738,228	0%
Divisional Operating Expenses	536,495	546,133	(2%)	1,568,487	1,575,325	0%

EBITDA as Adjusted *	$427,140	$417,990	2%	$1,160,747	$1,162,903	0%

* See page 15 for cautionary disclosure

Pro Forma Basis:
Revenue	$963,635	$964,170	0%	$2,728,889	$2,751,335	(1%)
Divisional Operating Expenses	536,495	545,859	(2%)	1,567,596	1,586,975	(1%)

Reconciliation of Reported Basis to Pro Forma Basis
Reported Revenue	$963,635	$964,123		$2,729,234	$2,738,228
Acquisitions	—	939		—	16,032
Divestitures	—	(892)		(345)	(2,925)
Foreign Exchange adjustments	—	—		—	—

Pro Forma Revenue	$963,635	$964,170		$2,728,889	$2,751,335

Reported Divisional Operating Expenses	$536,495	$546,133		$1,568,487	$1,575,325
Acquisitions	—	944		—	15,472
Divestitures	—	(1,218)		(891)	(3,822)
Foreign Exchange adjustments	—	—		—	—

Pro Forma Divisional Operating Expenses	$536,495	$545,859		$1,567,596	$1,586,975

     Revenue was essentially flat on both a reported and pro forma basis for the three and nine months ended September 30, 2003, compared to the same periods of 2002. In general, revenue performance from our top 50 markets outpaced our smaller markets during 2003 as compared to 2002. Revenue from our top 50 markets was up $11.8 million, or 2%, and $12.9 million, or 1%, during the three and nine months ended September 30, 2003, respectively, as compared to the same periods of 2002. The strongest contributors were New York, San Francisco, Cincinnati, Cleveland and Sacramento.

     National advertising was up in the high single digits on a percentage basis during 2003 as compared to 2002, which benefited our top 50 markets. National advertising categories that showed strong growth over the third quarter of 2002 were retail, finance, telecom/utility, travel, auto, and entertainment.

     Offsetting these advances in revenue were declines from our small markets outside the top 50 of $6.8 million, or 3%, and $19.2 million, or 3%, during the three and nine months ended September 30, 2003, respectively, as compared to the same periods of 2002. Local advertising primarily drives these markets, and it has remained sluggish throughout 2003. We also saw declines in revenue streams from sports broadcasting rights that we did not renew such as those for the L.A. Dodgers and Atlanta Falcons. Also, we no longer conduct business with independent promoters, and we saw revenue declines from our national syndication business during 2003 as compared to 2002.

     Divisional operating expenses declined on both a reported and pro forma basis during the three and nine months ended September 2003 as compared to the same periods of 2002. The decline was driven by declines in bonus, bad debt, and commission expenses. Also, our focus on trimming low margin non-traditional revenue business has helped reduce expenses during 2003. Consistent with their underperformance in revenue relative to our top 50 markets, our smaller markets were the biggest contributor to the decline in divisional operating expenses during 2003. Divisional operating expenses also decreased due to the reduction in sports broadcasting rights. Also contributing to the divisional operating expense decline was a decline in expenses from our national syndication business, which was primarily due to a focus on higher margin programs resulting in a reduction in employees and radio programs.

Outdoor Advertising

(In thousands)	Three Months Ended September 30,			Nine Months Ended September 30,

	2003	2002	% Change	2003	2002	% Change

As Reported Basis:
Revenue	$540,089	$478,188	13%	$1,559,791	$1,321,344	18%
Divisional Operating Expenses	391,004	346,718	13%	1,170,047	970,794	21%

EBITDA as Adjusted *	$149,085	$131,470	13%	$389,744	$350,550	11%

* See page 15 for cautionary disclosure

Pro Forma Basis:
Revenue	$507,188	$484,949	5%	$1,439,028	$1,368,609	5%
Divisional Operating Expenses	362,779	351,208	3%	1,063,476	1,010,048	5%

Reconciliation of Reported Basis to Pro Forma Basis
Reported Revenue	$540,089	$478,188		$1,559,791	$1,321,344
Acquisitions	—	9,813		—	53,969
Divestitures	—	(3,052)		—	(6,704)
Foreign Exchange adjustments	(32,901)	—		(120,763)	—

Pro Forma Revenue	$507,188	$484,949		$1,439,028	$1,368,609

Reported Divisional Operating Expenses	$391,004	$346,718		$1,170,047	$970,794
Acquisitions	—	8,236		—	46,743
Divestitures	—	(3,746)		—	(7,489)
Foreign Exchange adjustments	(28,225)	—		(106,571)	—

Pro Forma Divisional Operating Expenses	$362,779	$351,208		$1,063,476	$1,010,048

     Pro forma basis revenue was up 5% for both the three and nine months ended September 30, 2003 compared to the same periods of 2002. Domestically, we saw revenue increases for the three months ended September 30, 2003 from our bulletin, shelter, and transit inventory, offset by declines in revenue from our poster inventory. Quarter over quarter, our average transit and bulletin rates were up and our average shelter and poster rates were slightly down. Average occupancy on our transit, bulletin and shelter inventory was up and average poster occupancy was slightly down. Year to date 2003, our average rates and occupancy on our posters were slightly down while average rates and occupancy on our bulletins were up compared to the same period of 2002. Strong markets for the third quarter included New York, San Francisco, Los Angeles and Miami.

     Internationally, we experienced pro forma revenue increases on our street furniture and transit inventories, offset by a slight decline in billboards during the third quarter of 2003 compared to the same period of 2002. We have experienced this trend throughout the year, with transit and street furniture revenues up, and billboard revenues down on a soft billboard market in France and Spain. At the end of the third quarter of 2003 compared to the third quarter of 2002, our inventory of street furniture displays was up, with billboard and transit inventory basically flat. Revenue per display during these same periods was up on our entire inventory. Strong markets for our street furniture inventory were Norway, Australia, Sweden, Spain, France and the United Kingdom.

     On a reported basis, roughly half of the increase in revenue and divisional operating expenses for the three months ended September 30, 2003 was caused by foreign currency gains of $32.9 million for revenue and $28.2 million for divisional operating expenses. For the nine months ended September 30, 2003, currency gains were $120.8 million and $106.6 million for revenue and divisional operating expenses, respectively. Also included in the nine month reported basis increase are the operations of Ackerley, which we acquired in June 2002. Therefore, we have nine months of Ackerley operations in 2003 where we only had three months in 2002. Ackerley’s operations contributed $35.4 million to reported basis revenue and $19.3 million to reported basis divisional operating expenses for the first six months of 2003.

     The pro forma basis increase in divisional operating expenses for the three and nine months ended September 30, 2003 as compared to the same periods of 2002 is related to direct production costs, site lease expenses, bonus and commission expenses associated with the increase in revenue.

Live Entertainment

(In thousands)	Three Months Ended September 30,			Nine Months Ended September 30,

	2003	2002	% Change	2003	2002	% Change

As Reported Basis:
Revenue	$936,213	$789,793	19%	$2,050,015	$1,884,803	9%
Divisional Operating Expenses	839,402	710,947	18%	1,879,818	1,739,364	8%

EBITDA as Adjusted *	$96,811	$78,846	23%	$170,197	$145,439	17%

* See page 15 for cautionary disclosure

Pro Forma Basis:
Revenue	$913,641	$802,233	14%	$1,982,332	$1,891,988	5%
Divisional Operating Expenses	820,909	723,812	13%	1,818,943	1,749,353	4%

Reconciliation of Reported Basis to Pro Forma Basis
Reported Revenue	$936,213	$789,793		$2,050,015	$1,884,803
Acquisitions	—	16,457		—	25,737
Divestitures	(2,466)	(4,017)		(4,134)	(18,552)
Foreign Exchange adjustments	(20,106)	—		(63,549)	—

Pro Forma Revenue	$913,641	$802,233		$1,982,332	$1,891,988

Reported Divisional Operating Expenses	$839,402	$710,947		$1,879,818	$1,739,364
Acquisitions	—	14,958		—	23,602
Divestitures	23	(2,093)		(2,133)	(13,613)
Foreign Exchange adjustments	(18,516)	—		(58,742)	—

Pro Forma Divisional Operating Expenses	$820,909	$723,812		$1,818,943	$1,749,353

     Pro forma revenue increased $111.4 million and $90.3 million for the three and nine months ended September 30, 2003, respectively, as compared to the same periods of 2002. Increased attendance, concessions and sponsorship revenues drove the increase. Average attendance was up in the third quarter at our amphitheater events. The number of amphitheater events was down in the third quarter of 2003 as compared to the same period of 2002. We presented more theater weeks in the third quarter of 2003 compared to third quarter of 2002, including the Mamma Mia tour. Significant music acts during the third quarter of 2003 included Aerosmith/KISS and John Mayer/Counting Crows.

     Additionally, reported basis revenue and divisional operating expenses increased for the three months ended September 30, 2003 as compared to the same periods of 2002 due to foreign currency gains of $20.1 million for revenue and $18.5 million for divisional operating expenses. We experienced currency gains of $63.5 million and $58.7 million for revenue and divisional operating expenses, respectively, for the nine months ended September 30, 2003.

     The pro forma and reported basis increase in divisional operating expenses for the three and nine months ended September 30, 2003 as compared to the same periods of 2002 is related to increased operating and talent costs associated with the increase in revenue.

Segment Reconciliations

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

As Reported EBITDA as Adjusted*
Radio Broadcasting	$427,140	$417,990	$1,160,747	$1,162,903
Outdoor Advertising	149,085	131,470	389,744	350,550
Live Entertainment	96,811	78,846	170,197	145,439
Other	28,781	31,748	74,841	76,681
Corporate	(44,050)	(44,385)	(129,288)	(122,557)

Consolidated EBITDA as Adjusted *	$657,767	$615,669	$1,666,241	$1,613,016

* See page 15 for cautionary disclosure

Pro Forma Revenue
Radio Broadcasting	$963,635	$964,170	$2,728,889	$2,751,335
Outdoor Advertising	507,188	484,949	1,439,028	1,368,609
Live Entertainment	913,641	802,233	1,982,332	1,891,988
Other	139,238	142,330	403,961	400,565
Eliminations	(35,029)	(35,523)	(102,163)	(95,147)

Consolidated Pro Forma Revenue	$2,488,673	$2,358,159	$6,452,047	$6,317,350

Pro Forma Divisional Operating Expenses
Radio Broadcasting	$536,495	$545,859	$1,567,596	$1,586,975
Outdoor Advertising	362,779	351,208	1,063,476	1,010,048
Live Entertainment	820,909	723,812	1,818,943	1,749,353
Other	110,457	112,096	329,120	324,149
Eliminations	(35,029)	(35,523)	(102,163)	(95,147)

Consolidated Pro Forma Divisional Operating Expense	$1,795,611	$1,697,452	$4,676,972	$4,575,378

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

  Operating Activities:

     Net cash flow from operating activities of $1.3 billion for the nine months ended September 30, 2003 principally reflects a net income of $958.4 million plus depreciation and amortization of $487.3 million. Cash flow from operations also reflects a $195.4 million increase in taxes payable, partially offset by increases in accounts receivable and prepaid expenses. The increase in taxes payable is associated with our sale of a portion of our Univision investment and other marketable securities, and the proceeds from these transactions are included in investing activities. Net cash flow from operating activities of $1.3 billion for the nine months ended September 30, 2002 principally reflects a net loss of $16.2 billion offset by non-cash charges of $16.8 billion for the adoption of SFAS 142 and depreciation and amortization of $449.2 million. Cash flow from operations also reflects increases in deferred income, accounts payable, taxes payable and other accrued expenses partially offset by an increase in receivables and prepaids.

  Investing Activities:

     Net cash expenditures provided in investing activities of $59.3 million for the nine months ended September 30, 2003 principally reflect capital expenditures of $231.2 million related to purchases of property, plant and equipment and $55.4 million related to acquisitions of operating assets as well as proceeds from the sale of investments of $344.2 million. Net cash expenditures used in investing activities of $443.3 million for the nine months ended September 30, 2002 principally reflect capital expenditures of $338.5 million related to purchases of property, plant and equipment and $174.5 million primarily related to acquisitions of radio and outdoor assets.

  Financing Activities:

     Financing activities for the nine months ended September 30, 2003 principally reflect the net reduction in debt of $1.5 billion, proceeds from a secured forward exchange contract of $83.5 million and proceeds of $42.0 million related to the exercise of stock options. Financing activities for the nine months ended September 30, 2002 principally reflect the net reduction in debt of $842.0 million and proceeds of $64.4 million related to the exercise of stock options and warrants.

     We expect to fund anticipated cash requirements (including payments of principal and interest on outstanding indebtedness and commitments, acquisitions, anticipated capital expenditures, share repurchases and dividends) for the foreseeable future with cash flows from operations and various externally generated funds.

SOURCES OF CAPITAL

As of September 30, 2003 and December 31, 2002 we had the following debt outstanding:

(In millions)	September 30,	December 31,
	2003	2002

Credit facilities — domestic	$676.6	$2,056.6
Credit facility — international	55.7	95.7
Senior convertible notes	—	517.6
Liquid Yield Option Notes (a)	—	252.1
Long-term bonds (b)	6,395.1	5,655.9
Other borrowings	200.5	200.7

Total Debt (c)	7,327.9	8,778.6
Less: Cash and cash equivalents	211.4	170.1

	$7,116.5	$8,608.5

(a)	Includes $42.1 million in unamortized fair value purchase accounting adjustment premiums related to the merger with Jacor Communications, Inc. at December 31, 2002.

(b)	Includes $17.5 million and $44.6 million in unamortized fair value purchase accounting adjustment premiums related to the merger with AMFM Inc. at September 30, 2003 and December 31, 2002, respectively. Also includes $101.5 million and $119.8 million related to fair value adjustments for interest rate swap agreements at September 30, 2003 and December 31, 2002, respectively.

(c)	Total face value of outstanding debt was $7.3 billion and $8.7 billion at September 30, 2003 and December 31, 2002, respectively.

  Domestic Credit Facilities

     We currently have three separate domestic credit facilities. These provide cash for both working capital needs as well as to fund certain acquisitions and refinancing of certain public debt securities.

     The first credit facility is a reducing revolving credit facility, originally in the amount of $2.0 billion. At September 30, 2003, $475.0 million was outstanding and $584.4 million was available for future borrowings. The amount available for future borrowings under this credit facility began reducing on September 30, 2000, with quarterly reductions to continue through the last business day of June 2005. The reductions in amounts available for future borrowings total $109.4 million per quarter in 2003 and 2004, $131.3 million in the first quarter of 2005 and $381.3 million in the second quarter of 2005.

     The second facility is a $1.5 billion, five-year multi-currency revolving credit facility. At September 30, 2003, the outstanding balance was $1.6 million and, taking into account letters of credit of $122.7 million, $1.4 billion was available for future borrowings, with the entire balance to be repaid on August 30, 2005.

     The third facility was a $1.5 billion three-year term loan with a maturity of August 28, 2005. On April 30, 2003, May 21, 2003, May 30, 2003 and September 29, 2003 we paid down $500.0 million, $145.0 million, $355.0 million and $300.0 million, respectively, all which permanently reduced this term loan to $200.0 million at September 30, 2003.

     During the nine months ended September 30, 2003, we made principal payments totaling $3.5 billion and drew down $2.1 billion on these credit facilities. As of October 31, 2003, the credit facilities aggregate outstanding balance was $1.4 billion and, taking into account outstanding letters of credit, $1.2 billion was available for future borrowings.

  International Credit Facility

     We have a $150.0 million five-year revolving credit facility with a group of international banks. This facility allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provides funds to our international operations for certain working capital needs. At September 30, 2003, $55.7 million was outstanding. This credit facility expires on December 8, 2005.

Liquid Yield Option Notes

     On April 17, 2003, we redeemed all of our 4.75% Liquid Yield Option Notes (“LYONs”), pursuant to a call provision in the indenture governing the LYONs, for $208.2 million. As a result of the redemption, we recognized a non-cash gain on the extinguishment of debt of $41.3 million during the second quarter of 2003.

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

     On October 6, 2003, we exercised a call provision on our 7.875% senior notes due June 15, 2005. The redemption price of $842.6 million included the principal of $750.0 million, a premium of $74.4 million and accrued interest of $18.2 million. The redemption was funded with borrowings on our bank credit facilities.

     On November 5, 2003, we commenced a debt offering of $250.0 million aggregate principal amount of 3.125% senior notes due February 1, 2007. Interest on these notes will be payable each February 1 and August 1 commencing August 1, 2004. We anticipate that we will receive the net proceeds from this offering on November 14, 2003. The net proceeds will be used to repay borrowings outstanding on our credit facilities. In conjunction with the issuance, we anticipate entering into an interest rate swap agreement with a $250.0 million notional amount that effectively floats interest at a rate based upon six-month LIBOR. A registration statement relating to the notes has been filed with and declared effective by the Securities and Exchange Commission. This report shall not constitute an offer to sell or the solicitation of an offer to buy the notes, and any offering of notes shall be made only by means of a prospectus.

Shelf Registration

     On March 29, 2002, we filed a Registration Statement on Form S-3 covering a combined $3.0 billion of debt securities, junior subordinated debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units (the “shelf registration statement”). The shelf registration statement also covers preferred securities that may be issued from time to time by our three Delaware statutory business trusts and guarantees of such preferred securities by us. The SEC made this shelf registration statement effective on April 2, 2002. After the debt offerings of January 9, 2003, March 17, 2003, May 1, 2003, May 21, 2003 and upon consummation of the November 5, 2003 offering, $750.0 million remains available from this shelf registration statement.

Debt Covenants

     Our only significant covenants relate to leverage ratio and interest coverage contained and defined in the credit facilities. The leverage ratio covenant requires us to maintain a ratio of total debt to EBITDA (as defined by the credit facilities) of less than 5.50x through June 30, 2003 and less than 5.00x from July 1, 2003 through the maturity of the facilities. The interest coverage covenant requires us to maintain a minimum ratio of EBITDA (as defined by the credit facilities) to interest expense of 2.00x. In the event that we do not meet these covenants, we are considered to be in default on the credit facilities at which time the credit facilities may become immediately due. At September 30, 2003, our leverage and interest coverage ratios were 3.3x and 5.6x, respectively. Including our cash and cash equivalents recorded at September 30, 2003, our leverage on a net debt basis was 3.2x. Our bank credit facilities have cross-default provisions among the bank facilities only. No other Clear Channel debt agreements have cross-default or cross-acceleration provisions.

     Additionally, the AMFM long-term bonds contain certain restrictive covenants that limit the ability of AMFM Operating Inc., a wholly-owned subsidiary of Clear Channel, to incur additional indebtedness, enter into certain transactions with affiliates, pay dividends, consolidate, or effect certain asset sales.

     Our $1.5 billion, five-year multi-currency revolving credit facility and our $200.0 million three-year term loan include a provision for an increase in fees of 12.5 basis points on borrowings and 5 basis points on amounts available for future borrowings in the event that both of our long-term debt ratings drop below our current ratings of BBB-/Baa3. Conversely, if our long-term debt ratings improve, we have a proportionate decrease in fees. Our $150.0 million international credit facility includes a put option in the event that our long-term debt ratings fall below BB+/Ba1. We believe there are no other agreements that contain provisions that trigger an event upon a change in long-term debt ratings that would have a material impact to our financial statements.

     At September 30, 2003, we were in compliance with all debt covenants. We expect to remain in compliance throughout 2003.

Investments

     During the nine months ended September 30, 2003, we received $344.2 million of proceeds related to the sale of a portion of our investment in Univision and other marketable securities transactions. In addition, during the nine months ended September 30,

2003, we entered into a 5-year secured forward exchange contract with respect to 8.3 million shares of our investment in XM Satellite Radio Holdings. As a result, we received $83.5 million at the inception of the contract.

USES OF CAPITAL

Dividends

     On July 23, 2003 our Board of Directors declared a quarterly cash dividend of $0.10 per share on our Common Stock. The $61.6 million dividend payment was disbursed on October 15, 2003 to shareholders of record at the close of business on September 30, 2003.

     On October 23, 2003 our Board of Directors declared a quarterly cash dividend of $0.10 per share on our Common Stock. The dividend will be paid on January 15, 2004 to shareholders of record at the close of business on December 31, 2003.

Acquisitions

     During the nine months ended September 30, 2003 we acquired seven radio stations for $14.0 million in cash. We also acquired approximately 575 outdoor display faces in seven domestic markets and approximately 1,675 display faces in two international markets for a total of $25.3 million in cash. Our outdoor segment also acquired investments in nonconsolidated affiliates for a total of $4.1 million in cash and acquired an additional 10% interest in a subsidiary for $5.1 million in cash. Our live entertainment segment made cash payments of $1.7 million during the nine months ended September 30, 2003, primarily related to various earn-outs and deferred purchase price consideration on prior year acquisitions. Also, our national representation business acquired new contacts for a total of $5.2 million in cash during the nine months ended September 30, 2003. We intend to continue to acquire certain businesses that fit our strategic goals; however, our primary focus is on reduction of debt.

Capital Expenditures

     Capital expenditures in the nine months ended September 30, 2003 decreased from $338.5 million in 2002 to $231.2 million in the same period of 2003. Overall, capital expenditures decreased due to less integration and consolidation of our operations as well as less revenue producing capital expenditures during the nine months ended September 30, 2003 as compared to the same period of the prior year. In our Quarterly Report on Form 10-Q for the period ended June 30, 2003, we stated that anticipated capital expenditures for the fiscal year 2003 would be $500.0 million. We now anticipate fiscal 2003 capital expenditures will be lower than $500.0 million.

(In millions)
	Nine Months Ended September 30, 2003 Capital Expenditures

				Corporate and
	Radio	Outdoor	Entertainment	Other	Total

Recurring	$38.4	$37.4	$17.1	$11.9	$104.8
Non-recurring projects	.8	—	.5	4.0	5.3
Revenue producing	—	90.5	30.6	—	121.1

	$39.2	$127.9	$48.2	$15.9	$231.2

     Radio broadcasting capital expenditures declined $21.7 million in the nine months ended September 30, 2003 as compared to the same period of 2002 due to fewer non-recurring project related expenditures.

     Outdoor advertising capital expenditures during the nine months ended September 30, 2003 decreased $63.7 million as compared to the same period of 2002 primarily due to fewer revenue producing and non-recurring project related capital expenditures.

     Live entertainment capital expenditures during the nine months ended September 30, 2003 increased $8.7 million as compared to the same period of 2002. Although revenue producing related capital expenditures increased during the period due to the constructions of new venues, non-recurring project related capital expenditures declined.

     Capital expenditures listed under Corporate and Other declined $30.6 million during the nine months ended September 30, 2003 as compared to the same period of 2002 due to capital expenditures in 2002 related to the completion of a new data and administrative service center which replaced leased locations.

Off-Balance Sheet Arrangements

     In accordance with generally accepted accounting principles in the United States, we do not record the following transactions on our balance sheet:

  Commitments and Contingencies

     We were among the defendants in a lawsuit filed on June 12, 2002 in the United States District Court for the Southern District of Florida by Spanish Broadcasting System. The plaintiffs alleged that we were in violation of Section One and Section Two of the Sherman Antitrust Act as well as various other claims, such as unfair trade practices and defamation, among other counts. This case was dismissed with prejudice on January 31, 2003. The plaintiffs have filed an appeal with the 11th Circuit Court of Appeals.

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

  Guarantees

     As of September 30, 2003, we guaranteed the debt of third parties of approximately $75.1 million primarily related to long-term operating contracts. The third parties’ associated operating assets secure a substantial portion of these obligations.

     We have provided a guarantee under a certain performance contract of approximately $77.4 million that expires in 2004. As of September 30, 2003, the remaining amount of the guarantee is $19.3 million.

Market Risk

  Interest Rate Risk

     At September 30, 2003, approximately 30.5% of our long-term debt, including fixed rate debt on which we have entered into interest rate swap agreements, bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the year’s average interest rate under these borrowings, it is estimated that our interest expense would have changed by $44.6 million and that our net income would have changed by $27.7 million during the first nine months of 2003. In the event of an adverse change in interest rates, management may take actions to further mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

     At September 30, 2003, we had entered into interest rate swap agreements with a $1.5 billion aggregate notional amount that effectively float interest at rates based upon LIBOR. These agreements expire from June 2005 to May 2011. The fair value of these agreements at September 30, 2003 was an asset of $101.5 million.

     On October 6, 2003, we exercised a call provision on our 7.875% senior notes due 6/15/05, which were swapped to 3-month LIBOR plus 69 bps. In conjunction with calling the notes, we terminated the two swaps associated with these notes on October 3, 2003. We received total proceeds from the swap counterparties of $83.8 million.

   Equity Price Risk

     At September 30, 2003, the carrying value of our available-for-sale and trading equity securities was $647.5 million and $20.4 million, respectively. These investments are affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at September 30, 2003 by $133.6 million and would change accumulated comprehensive income (loss) and net income (loss) by $80.3 million and $2.5 million, respectively. At September 30, 2003, we also held $27.4 million of investments that do not have a quoted market price, but are subject to fluctuations in their value.

  Foreign Currency

     We have operations in countries throughout the world. Foreign operations are measured in their local currencies except in hyper-inflationary countries in which we operate. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. To mitigate a portion of the exposure to risk of international currency fluctuations, we maintain a natural hedge through borrowings in currencies other than the U.S. dollar. This hedge position is reviewed monthly. We currently maintain no derivative instruments to mitigate the exposure to translation and/or transaction risk. However, this does not preclude the adoption of specific hedging strategies in the future. Our foreign operations reported a net loss of $37.8 million for the nine months ended September 30, 2003. It is estimated that a 10% change in the value of the U.S. dollar to foreign currencies would change net loss for the nine months ended September 30, 2003 by $3.8 million.

     Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of our investments in various countries, all of which are accounted for under the equity method. It is estimated that the result of a 10% fluctuation in the value of the dollar relative to these foreign currencies at September 30, 2003 would change our equity in earnings of nonconsolidated affiliates by $1.2 million and would change our net income for the nine months ended September 30, 2003 by approximately $.7 million. This analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

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

     On January 1, 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 addresses consolidation of business enterprises of variable interest entities. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003 and for the first fiscal year or interim period ending after December 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We have not acquired any variable interest entities subsequent to January 31, 2003 and will therefore adopt FIN 46 for our annual report for the year ending December 31, 2003. We have certain investments, accounted for under the equity method, that include a put and call structure that guarantees a minimum return to the counterparty. We also have certain long-term contracts related to the programming and/or sale of advertising air time for radio stations that we do not own. We are currently evaluating the applicability of FIN 46 to these arrangements, as well as other equity investments and arrangements, and the possible impact on its future consolidated results of operation and consolidated balance sheet.

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

  Accounting for Investments

     At September 30, 2003, we had $695.3 million recorded as other investments. Other investments are composed primarily of equity securities. These securities are classified as available-for-sale or trading and are carried at fair value based on quoted market prices. Securities are carried at historical value when quoted market prices are unavailable. The net unrealized gains or losses on available-for-sale securities, net of tax, are reported as a separate component of shareholders’ equity. The net unrealized gains or losses on trading securities are reported in the statement of operations. In addition, we hold investments that do not have quoted market prices. We review the value of these investments and record an impairment charge in the statement of operations for any decline in value that is determined to be other-than-temporary. For the nine months ended September 30, 2003 we recorded an impairment of $7.0 million to an investment that suffered a decline in value that management determined to be other-than temporary. For the nine months ended September 30, 2002, we recorded a $25.3 million impairment related to other-than-temporary declines in the value of certain investments. In addition, at September 30, 2003, we had $347.3 million recorded as investments accounted for under the equity method. We review the value of these investments and record an impairment charge in the statement of operations for any decline in value that is determined to be other-than-temporary.

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

Ratio of Earnings to Fixed Charges

     The ratio of earnings to fixed charges is as follows:

Nine Months ended
September 30,		Year Ended December 31,

2003	2002	2002	2001	2000	1999	1998

3.98	2.64	2.62	*	2.20	2.04	1.83

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

     After adoption, a number of parties (including Clear Channel) filed petitions for review of the new FCC regulations with various federal courts. These petitions have been consolidated in a proceeding before the United States Court of Appeals for the Third Circuit. That court has issued a stay preventing the implementation of the new regulations pending the outcome of judicial review. Oral argument in the court case is currently scheduled for February 2004. In addition, various parties have petitioned the FCC for reconsideration of its decision, and Congress continues to review the new regulations. Given these contingencies, it is unclear at this time whether the new FCC regulations will be fully implemented in their current form.

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

Part II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Note 4 to the Financial Statements. See also Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Uses of Capital — Off Balance Sheet Arrangements — Commitments and Contingencies.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. See Exhibit Index on Page 34

(b)	Reports on Form 8-K

Filing	Date	Items Reported	Financial Statements Reported

8-K	7/23/03	Item 5 & 7	None
8-K	7/29/03	Item 7 & 9	None

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL COMMUNICATIONS, INC.

November 6, 2003	/s/ Randall T. Mays Randall T. Mays Executive Vice President and Chief Financial Officer

November 6, 2003	/s/ Herbert W. Hill, Jr. Herbert W. Hill, Jr. Senior Vice President and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated as of October 5, 2001, by and among Clear Channel, CCMM Sub, Inc. and The Ackerley Group, Inc. (incorporated by reference to the exhibits of Clear Channel’s Current Report on Form 8-K filed October 9, 2001).

3.1	Current Articles of Incorporation of the Company (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-3 (Reg. No. 333-33371) dated September 9, 1997).

3.2	Third Amended and Restated Bylaws of the Company (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-4 (Reg. No. 333-74196) dated November 29, 2001).

3.3	Amendment to the Company’s Articles of Incorporation (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Second Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

3.5	Third Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000).

4.1	Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B.J. McCombs, John M. Schaefer and John W. Barger, dated August 3, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.2	Waiver and Second Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated August 17, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.3	Waiver and Third Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated July 26, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.4	Waiver and Fourth Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated September 27, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.5	Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B. J. McCombs, John M. Schaefer and John W. Barger, dated May 31, 1977 (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-1 (Reg. No. 33-289161) dated April 19, 1984).

4.6	Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

4.7	First Supplemental Indenture dated March 30, 1998 to Senior Indenture dated October 1, 1997, by and between the Company and The Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

4.8	Second Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

Exhibit
Number	Description

4.9	Third Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

4.10	Fourth Supplement Indenture dated November 24, 1999 to Senior Indenture dated October 1, 1997, by and between Clear Channel and The Bank of New York as Trustee (incorporated by reference to the exhibits of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

4.11	Fifth Supplemental Indenture dated June 21, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channel’s registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.12	Sixth Supplemental Indenture dated June 21, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channel’s registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.13	Seventh Supplemental Indenture dated July 7, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channel’s registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.14	Eighth Supplemental Indenture dated September 12, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

4.15	Ninth Supplemental Indenture dated September 12, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

4.16	Tenth Supplemental Indenture dated October 26, 2001, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

4.17	Eleventh Supplemental Indenture dated January 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.18	Twelfth Supplemental Indenture dated March 17, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated March 18, 2003).

4.19	Thirteenth Supplemental Indenture dated May 1, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated May 2, 2003).

Exhibit
Number	Description

4.20	Fourteenth Supplemental Indenture dated May 21, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated May 22, 2003).

11	Statement re: Computation of Per Share Earnings.

12	Statement re: Computation of Ratios.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.