Form 10-K
period 2003-12-31
CLEAR CHANNEL COMMUNICATIONS INC
filed 2004-03-15
CIK 739708

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003, or
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

On June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock beneficially held by non-affiliates of the Company was approximately $19.1 billion. (For purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates).

On March 8, 2004, there were 616,657,745 outstanding shares of Common Stock, excluding 310,790 shares held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for the 2004 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

CLEAR CHANNEL COMMUNICATIONS, INC.
INDEX TO FORM 10-K

		Page
		Number
PART I.

Item 1.	Business	3

Item 2.	Properties	25

Item 3.	Legal Proceedings	26

Item 4.	Submission of Matters to a Vote of Security Holders	27

PART II.

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters	28

Item 6.	Selected Financial Data	29

Item 7.	Management’s Discussion and Analysis of Results of Operations And Financial Condition	31

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	53

Item 8.	Financial Statements and Supplementary Data	54

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	92

Item 9A.	Controls and Procedures	92

PART III.

Item 10.	Directors and Executive Officers of the Registrant	93

Item 11.	Executive Compensation	94

Item 12.	Security Ownership of Certain Beneficial Owners and Management	94

Item 13.	Certain Relationships and Related Transactions	94

Item 14	Principal Accountant Fees and Services	95

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	95
Termination Agreement
Shareholder's Agreement - L. Lowry Mays
Shareholder's Agreement - Thomas O. Hicks
Employment Agreement - Paul Meyer
Employment Agreement - John Hogan
Amendment to Employment Agreement - Brian Becker
Statement Re: Computation of Per Share Earnings
Statement re: Computation of Ratios
Subsidiaries of the Company
Consent of Ernst & Young LLP
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification Pursuant to 18 U.S.C. Section 1350
Certification Pursuant to 18 U.S.C. Section 1350
Report of Independent Auditors

PART I

ITEM 1. Business

The Company

     Clear Channel Communications, Inc. is a diversified media company with three reportable business segments: radio broadcasting, outdoor advertising and live entertainment. We were incorporated in Texas in 1974. As of December 31, 2003, we owned 1,182 domestic radio stations and a leading national radio network. In addition, we had equity interests in various international radio broadcasting companies. For the year ended December 31, 2003, the radio broadcasting segment represented 41% of our total revenue. We also owned or operated 145,895 domestic outdoor advertising display faces and 641,680 international outdoor advertising display faces. For the year ended December 31, 2003, the outdoor advertising segment represented 24% of our total revenue. In addition, we operate as promoters, producers and venue operators for live entertainment events. As of December 31, 2003, we owned or operated 74 live entertainment venues domestically and 29 live entertainment venues internationally, which excludes 23 domestic venues and two international venues where we either own a non-controlling interest or have booking, promotions or consulting agreements. For the year ended December 31, 2003, the live entertainment segment represented 30% of our total revenue. We also own or program 39 television stations, own a media representation firm and represent professional athletes, all of which are within the category “other”. This segment represented 5% of our total revenue for the year ended December 31, 2003.

     Our principal executive offices are located at 200 East Basse Road, San Antonio, Texas 78209 (telephone: 210-822-2828).

  Radio Broadcasting

     Radio Stations
     As of December 31, 2003, we owned 366 AM and 816 FM domestic radio stations, of which 492 radio stations were in the top 100 markets according to the Arbitron fall 2003 ranking of U.S. markets. In addition, we currently own equity interests in various international radio broadcasting companies, which we account for under the equity method of accounting. Our radio stations employ various formats for their programming. A station’s format can be important in determining the size and characteristics of its listening audience. Advertisers often tailor their advertisements to appeal to selected population or demographic segments.

     Radio Networks
     As of December 31, 2003, we owned a national radio network, which has a total audience of over 180 million weekly listeners. The network syndicates talk programming including such talent as Rush Limbaugh, Bob and Tom, John Boy and Billy, Glen Beck and Jim Rome, and music programming including such talent as Rick Dees and Casey Kasem. We also operated several news and agricultural radio networks serving Georgia, Ohio, Oklahoma, Texas, Iowa, Kentucky, Virginia, Alabama, Tennessee, Florida and Pennsylvania.

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

     Advertising rates generally are the highest during morning and evening drive-time hours. Depending on the format of a particular station, there are certain numbers of advertisements that are broadcast each hour. We determine the number of advertisements broadcast hourly that can maximize available revenue dollars without jeopardizing listening levels. Although the number of advertisements broadcast during a given time period may vary, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year.

     Our radio broadcasting results are dependent on a number of factors, including the general strength of the economy, ability to provide popular programming, relative efficiency of radio broadcasting compared to other advertising media, signal strength, technological capabilities and governmental regulations and policies.

  Outdoor Advertising

     As of December 31, 2003, we owned or operated a total of 787,575 advertising display faces. We currently provide outdoor advertising services concentrated in over 40 domestic markets and over 63 foreign countries. Our display faces include billboards of various sizes, wallscapes, transit displays and street furniture displays. Additionally, we currently own equity interests in various outdoor advertising companies, which we account for under the equity method of accounting.

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

     Our billboards consist of various sized panels on which advertising copy is displayed. Bulletin and poster advertising copy is either printed with computer-generated graphics on a single sheet of vinyl that is “wrapped” around an outdoor advertising structure or placed on lithographed or silk-screened paper sheets supplied by the advertiser that are pasted and applied like wallpaper to the face of the display. Billboards are generally mounted on structures we own and are located on sites that are either owned or leased by us or on a site for which we have acquired a permanent easement. Lease contracts are negotiated with both public and private landlords.

     Wallscapes are essentially billboards painted on vinyl surfaces or directly on the sides of buildings. Because of their greater impact and higher cost, larger billboards are usually located on major highways and freeways. Some of our billboards are illuminated, and located at busy traffic interchanges to offer maximum visual impact to vehicular audiences. Wallscapes are located on major freeways, commuter and tourist routes and in downtown business districts. Smaller billboards are concentrated on city streets targeting pedestrian traffic.

     Transit advertising incorporates all advertising on or in transit systems, including the interiors and exteriors of buses, trains, trams and taxis, and advertising at rail stations and airports. Transit advertising posters include vinyl sheets, which are applied directly to transit vehicles or to billboards and panels mounted in station or airport locations. Transit advertising contracts are negotiated with public transit authorities and private transit operators, typically on a revenue-share basis with a minimum fixed rental guarantee.

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

  Live Entertainment

     During 2003, we promoted or produced over 32,000 events, including music concerts, theatrical shows and specialized sporting events. We reached 69 million people through all of these activities during 2003. As of December 31, 2003, we owned or operated a total of 74 domestic venues and 29 international venues. Additionally, we currently own equity interests in various live entertainment companies, which we account for under the equity method of accounting.

     As a promoter, we typically book talent or tours, sell tickets and advertise the event to attract ticket buyers. For the event, we either provide our controlled venue or we rent a venue, arrange for production services, and sell sponsorships. When we provide our owned venue, we generally receive a percentage of revenues from concessions, merchandising, parking and premium box seats.

     As a producer, we generally develop event content, hire artistic talent, schedule performances in select venues, promote tours and sell sponsorships. We do not have control over the actual ticket price charged to the consumer. We derive revenue from a percentage of the promoters’ ticket sales. We also derive revenues from guarantees and from profit sharing agreements related to co-promotion, merchandising, sponsorships and concessions.

     We derive revenues from our venue operations primarily from ticket sales, rental income, corporate sponsorships, concessions, and merchandise. A venue operator typically receives, for each event it hosts, a fixed fee or all of the ticket sales for use of the venue, as well as fees representing a percentage of total concession sales from the vendors and total merchandise sales from the performer or tour producer. We generally receive 100% of sponsorship revenues and a portion of the ticket handling charges.

     Corporate sponsorship includes the naming rights of venues. We also designate providers of concessions and “official” event or tour sponsors such as credit card companies, phone companies and beverage companies, among others. Sponsorship arrangements can provide significant additional revenues. We believe that the national venue network we have assembled will likely attract major corporate sponsors and enable us to sell national sponsorship rights at a premium over local or regional sponsorship rights. We also believe that our relationships with advertisers will enable us to better utilize available advertising space, and that the aggregation of our audiences nationwide will create the opportunity for advertisers to access a nationwide market.

     Our outdoor entertainment venues are primarily used in the summer months and do not generate substantial revenue in the late fall, winter and early spring. The theatrical presenting season generally runs from September through May. Our motor sports business operates primarily in the winter.

  Other

     Television
     As of December 31, 2003, we owned, programmed or sold airtime for 39 television stations. Our television stations are affiliated with various television networks, including ABC, CBS, NBC, FOX, UPN, PAX and WB. Television revenue is generated primarily from the sale of local and national advertising. Advertising rates depend primarily on the quantitative and qualitative characteristics of the audience we can deliver to the advertiser. Our sales personnel sell local advertising, while national sales representatives sell national advertising.

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

     We also provide local news programming for the certain affiliate stations in Jacksonville, Florida; Harrisburg, Pennsylvania; Memphis, Tennessee; Mobile, Alabama; Cincinnati, Ohio; Albany, New York; San Antonio, Texas; and Salt Lake City, Utah. Local news programming traditionally has appealed to a target audience of adults 25 to 54 years of age. Because these viewers generally have increased buying power relative to viewers in other demographic groups, they are one of the most sought-after target audiences for advertisers. With such programming, these stations are able to attract advertisers that would not otherwise use them.

     Media Representation
     We own the Katz Media Group, a full-service media representation firm that sells national spot advertising time for clients in the radio and television industries throughout the United States. Katz Media represents over 2,700 radio stations and 390 television stations.

     Katz Media generates revenues primarily through contractual commissions realized from the sale of national spot advertising airtime. National spot advertising is commercial airtime sold to advertisers on behalf of radio and television stations. Katz Media represents its media clients pursuant to media representation contracts, which typically have terms of up to ten years in length.

     Sports Representation
     We operate in the sports representation business. Our full-service sports marketing and management operations specialize in the representation of professional athletes, integrated event management and marketing consulting services. Among our clients are many professional athletes, including Michael Jordan (basketball), Tracy McGrady (basketball), Barry Zito (baseball), Mike Messina (baseball), Greg Norman (golf), Andre Agassi (tennis), Andy Roddick (tennis) and Jerry Rice (football).

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

     In radio and television we are trusted with the public airwaves. This trust requires constant focus and determination to deliver the best product in order to attract listeners and viewers. We attract listeners and viewers by providing musical, news and information content on our stations. We conduct research to determine what listeners and viewers want and deliver it to them on a continuous basis. We strive to maintain compelling programming to create listener and viewer loyalty. In addition, we bring content to our outdoor business to make our products interesting and informative for consumers. In our live entertainment segment, we bring diverse entertainment to the communities in which we operate by delivering musical tours, Broadway shows, family entertainment, motor sports, museum exhibits and sporting events. Our ability to package and deliver entertainment events across our markets contributes to the arts, culture and the quality of lifestyle in many of our communities.

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

     A portion of our growth has been achieved by mobilizing the radio and television broadcasting, outdoor advertising and live entertainment segments for the advertisers’ benefit. Additionally, we seek to create situations in which we own more than one type of media in the same market. We have found that access to multiple media assets gives our clients more flexibility in the distribution of their messages. Aside from the added flexibility to our clients, this allows us ancillary benefits, such as the use of otherwise vacant advertising space to cross promote our other media assets, or the sharing of on-air talent and news and information across our radio and televisions stations.

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

     Radio Broadcasting

     Our radio strategy centers on providing programming that is relevant to our communities. We operate in a competitive marketplace and compete with all advertising media including television, newspaper, outdoor advertising, direct mail, cable, yellow pages, Internet, satellite radio and other forms of advertisement. Therefore, our radio strategy entails improving the ongoing operations of our stations through effective programming, reduction of costs, and aggressive promotion, marketing, and sales. The effort spent on programming and content across our geographically diverse portfolio of radio stations allows us to deliver targeted messages for specific audiences to advertisers on a local, regional, and national basis. We believe owning multiple radio stations in a market allows us to provide our listeners with a more diverse programming selection and a more efficient means for our advertisers to reach those listeners. By owning multiple stations in a market, we are also able to operate our stations with more highly skilled local management teams and eliminate duplicative operating and overhead expenses.

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

     Live Entertainment

     Our strategy is to deliver quality entertainment products, from music concerts, Broadway and touring shows, specialized motor sports events, museum exhibitions, family shows, and venue operations. We then monetize this investment by increasing the utilization of our entertainment venues, the number of tickets sold per event and by effectively marketing the variety of sponsorship opportunities we offer. We strive to form strategic alliances with top brands for marketing opportunities. This connection builds brand loyalty and consumer affinities, thus helping our advertisers succeed with their marketing efforts and helping us compete with all advertising media including radio, television, newspaper, outdoor advertising, direct mail, cable, yellow pages, Internet, satellite radio and other forms of advertisement.

Recent Developments

     We evaluate strategic opportunities both within and outside our existing lines of business and from time to time enter into letters of intent to purchase or sell assets. Although we have no definitive agreements with respect to significant acquisitions or dispositions not set forth in this report, we expect from time to time to pursue additional acquisitions and may decide to dispose of certain businesses. Such acquisitions or dispositions could be material.

Employees

     At February 29, 2004, we had approximately 29,000 domestic employees and 7,500 international employees of which approximately 35,700 were in operations and approximately 800 were in corporate related activities. In addition, our live entertainment operations hire approximately 25,000 seasonal employees during peak time periods.

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

     Information relating to the operating segments of our radio broadcasting, outdoor advertising and live entertainment operations for 2003, 2002 and 2001 is included in “Note M — Segment Data” in the Notes to Consolidated Financial Statements in Item 8 included elsewhere in this Report.

     The following table sets forth certain selected information with regard to our radio broadcasting stations, outdoor advertising display faces and live entertainment venues that we own or operate. At December 31, 2003, we owned 366 AM and 816 FM radio stations. At December 31, 2003, we owned or operated 145,895 domestic display faces and 641,680 international display faces. We also owned or operated 103 live entertainment venues at December 31, 2003.

		Radio	Outdoor	Live
	Market	Broadcasting	Advertising	Entertainment
Market	Rank*	Stations	Display Faces	Venues
New York, NY	1	5	11,101	5
Los Angeles, CA	2	8	10,540	3
Chicago, IL	3	7	15,655	2
San Francisco, CA	4	6	5,881	5
Dallas, TX	5	6	5,520
Philadelphia, PA	6	6	4,047	5
Houston, TX	7	8	5,579	2
Washington, DC	8	8	1,542	2
Boston, MA	9	4	5,728	6
Detroit, MI	10	7	363	3
Atlanta, GA	11	5	6,874	4
Miami, FL	12	7	5,279
Seattle, WA	14	5	3,577	1
Phoenix, AZ	15	8	1,354	1
Minneapolis, MN	16	7	1,861	1
San Diego, CA	17	7	825
Nassau/Suffolk, NY	18	2
Baltimore, MD	19	3	1,286	2
St. Louis, MO	20	6	242	2
Tampa, FL	21	8	2,132
Denver, CO	22	8	761	1
Pittsburgh, PA	23	6	420	1
Portland, OR	24	5	1,306
Cleveland, OH	25	6	1,490	2
Cincinnati, OH	26	8	14	2
Sacramento, CA	27	4	1,023	2
Riverside, CA	28	4	107

		Radio	Outdoor	Live
	Market	Broadcasting	Advertising	Entertainment
Market	Rank*	Stations	Display Faces	Venues
Kansas City, KS/MO	29			1
San Antonio, TX	30	6	3,368	1
Salt Lake City, UT	31	4
San Jose, CA	32	2	940
Milwaukee, WI	33	6	1,857	1
Providence, RI	34	4
Columbus, OH	35	6	1,113	1
Middlesex-Somerset-Union	36		2
Charlotte, NC	37	5		1
Orlando, FL	38	7	2,563
Las Vegas, NV	39	4	11,030
Norfolk, VA	40	4	11	1
Indianapolis, IN	41	3	1,546	2
Austin, TX	42	6	6
Greensboro, NC	43	4
Raleigh, NC	44	5		1
Nashville, TN	45	5	14	1
New Orleans, LA	46	7	1,186	1
West Palm Beach, FL	47	7	209	2
Memphis, TN	48	6	1,997
Hartford, CT	49	5		2
Jacksonville, FL	50	7	944
Buffalo, NY	52			1
Oklahoma City, OK	53	5	12
Rochester, NY	54	7
Louisville, KY	55	8	6	1
Richmond, VA	56	6	12
Birmingham, AL	57	6
Dayton, OH	58	7	1
Greenville, SC	59	5
Tucson, AZ	61	6	1,923
Brownsville & McAllen, TX	62	6
Honolulu, HI	63	7
Albany, NY	64	7		1
Tulsa, OK	65	6
Grand Rapids, MI	66	7		1
Ft. Myers, FL	67	4	4
Fresno, CA	68	9	10
Wilkes Barre — Scranton, PA	69		16
Allentown, PA	70	4	6
Albuquerque, NM	71	8	1,169	1
Knoxville, TN	72
Akron, OH	73	3	747
Omaha, NE	74	5
Monterey, CA	75	6	22
El Paso, TX	76	5	1,373
Wilmington, DE	77	4	1,019

		Radio	Outdoor	Live
	Market	Broadcasting	Advertising	Entertainment
Market	Rank*	Stations	Display Faces	Venues
Sarasota, FL	78	6	4
Harrisburg, PA	79	6	8
Syracuse, NY	80	7
Springfield, MA	81	4
Toledo, OH	82	5
Baton Rouge, LA	83	6
Greenville, NC	84		11
Little Rock, AR	85	5
Bakersfield, CA	86	6
Stockton, CA	87	4
Gainesville-Ocala, FL	88		1,361
Charleston, SC	89	6
Columbia, SC	90	6
Daytona Beach, FL	91		474
Des Moines, IA	92	5	668
Mobile, AL	93	5
Spokane, WA	94	6	5
Colorado Springs, CO	95	3	7
Wichita, KS	96	4	654
Madison, WI	97	6
Melbourne-Titusville-Cocoa, FL	99	4	132
Various U.S. Cities	101-150	133	3,912	1
Various U.S. Cities	151-200	135	2,233
Various U.S. Cities	201-250	131	51	1
Various U.S. Cities	251+	89	66
Various U.S. Cities	unranked	202	8,696

International:
Africa (b)	n/a
Australia — New Zealand (a)	n/a		13,029
Baltics and Russia	n/a		8,432
Belgium	n/a		14,565
Brazil	n/a		6,745
Canada	n/a		2,367	1
Chile	n/a		966
China (b)	n/a
Denmark	n/a		10,641
Finland	n/a		6,033
France	n/a		148,576
Greece	n/a		735
Holland	n/a		2,414
Hong Kong (b)	n/a
India	n/a		326
Ireland	n/a		5,712	1
Italy (b)	n/a		17,086
Korea (b)	n/a
Mexico (a)	n/a		6,150

		Radio	Outdoor	Live
	Market	Broadcasting	Advertising	Entertainment
Market	Rank*	Stations	Display Faces	Venues
Netherlands	n/a
Norway (a) (b)	n/a		10,075
Peru	n/a		2,598
Poland	n/a		12,348
Singapore	n/a		2,801
Spain	n/a		29,025
Sweden	n/a		27,886	1
Switzerland	n/a		14,358
Thailand (b)	n/a
Turkey	n/a		4,037
United Kingdom	n/a		62,697	26
Small transit displays (d)	n/a		232,078

Total		1,182 (a)	787,575 (b)	103 (c)

*     Per Arbitron Rankings for Fall 2003

(a)	Excluded from the 1,182 radio stations owned or operated by Clear Channel are 46 radio stations programmed pursuant to a local marketing agreement or a joint sales agreement (FCC licenses not owned by Clear Channel), 38 radio stations programmed by another party pursuant to a local marketing agreement or a joint sales agreement (FCC licenses owned by Clear Channel) and six Mexican radio stations that we provide programming to and sell airtime under exclusive sales agency arrangements. Also excluded are radio stations in Australia, New Zealand, Mexico and Norway. We own a 50%, 50%, 40% and 50% equity interest in companies that have radio broadcasting operations in these markets, respectively.

(b)	Excluded from the 787,575 outdoor display faces owned or operated by Clear Channel are display faces in Africa, China, Hong Kong, Italy, Korea, Norway and Thailand. We own a 41%, 48%, 50%, 35%, 30%, 50%, and 49% equity interest in companies that have outdoor advertising operations in these markets, respectively.

(c)	Venues include 53 theaters, 37 amphitheaters, nine clubs and four arenas. Of these 103 venues, we own 35, lease 47 with lease expiration dates from January 2004 to November 2058, lease four with lease terms in excess of 100 years and operate 17 under various operating agreements.

Excluded from the 103 live entertainment venues owned or operated by Clear Channel are eight venues in which we own a non-controlling interest and 17 venues with which we have a booking, promotions or consulting agreement.

(d)	Small transit displays are small display faces on the interior and exterior of various public transportation vehicles.

     Below is a discussion of our operations within each segment that are not presented in the above table.

     Radio Broadcasting

     In addition to the radio stations listed above, our radio broadcasting segment includes a national radio network that produces more than 100 syndicated radio programs and services for more than 5,000 radio stations including Rush Limbaugh, Fox Sports Radio and American Top-40 Countdown with Casey Kasem, which are three popular radio programs in the United States. We also own various sports, news and agriculture networks.

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

     Other

     Television
     As of December 31, 2003, we owned, programmed or sold airtime for 39 television stations. Our television stations are affiliated with various television networks, including ABC, CBS, NBC, FOX, UPN, PAX and WB.

     Media Representation
     We own the Katz Media Group, a full-service media representation firm that sells national spot advertising time for clients in the radio and television industries throughout the United States. Katz Media represents over 2,700 radio stations, 390 television stations and growing interests in the representation of cable television system operators.

     Sports Representation
     We operate in the sports representation business. Our full-service sports marketing and management operations specialize in the representation of professional athletes, integrated event management and marketing consulting services. Among our clients are many professional athletes, including Michael Jordan (basketball), Tracy McGrady (basketball), Barry Zito (baseball), Mike Messina (baseball), Greg Norman (golf), Andre Agassi (tennis), Andy Roddick (tennis) and Jerry Rice (football).

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

     Although in the vast majority of cases broadcast licenses are renewed by the FCC, even when petitions to deny or informal objections are filed, there can be no assurance that any of our stations’ licenses will be renewed at the expiration of their terms.

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

     Irrespective of FCC rules governing radio ownership, however, the Antitrust Division of the United States Department of Justice and the Federal Trade Commission have the authority to determine that a particular transaction presents antitrust concerns. Following the passage of the 1996 Act, the Antitrust Division became more aggressive in reviewing proposed acquisitions of radio stations, particularly in instances where the proposed purchaser already owned one or more radio stations in a particular market and sought to acquire additional radio stations in the same market. The Antitrust Division has, in some cases, obtained consent decrees requiring radio station divestitures in a particular market based on allegations that acquisitions would lead to unacceptable concentration levels. The FCC generally will not approve radio acquisitions when antitrust authorities have expressed concentration concerns, even if the acquisition complies with the FCC’s numerical station limits. Moreover, prior to its June 2003 decision modifying the media ownership rules, the FCC followed a policy under which it undertook additional ownership concentration analysis of certain radio transactions based on estimated advertising revenue shares or other criteria. The FCC ceased such concentration review following adoption of its June 2003 decision, but has recently resumed undertaking such review in certain circumstances pending the outcome of the modified radio ownership rules. Such review could delay or preclude approval of a number of our pending or planned radio transactions.

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

     The FCC has adopted rules with respect to so-called local marketing agreements, or “LMAs,” by which the licensee of one radio or television station provides substantially all of the programming for another licensee’s station in the same market and sells all of the advertising within that programming. Under these rules, an entity that owns one or more radio or television stations in a market and programs more than 15% of the broadcast time on another station in the same service (radio or television) in the same market pursuant to an LMA is generally required to count the LMA station toward its media ownership limits even though it does not own the station. As a result, in a market where we own one or more radio or television stations, we generally cannot provide programming under an LMA to another station in the same service (radio or television) if we cannot acquire that station under the various rules governing media ownership.

     In adopting its rules concerning television LMAs, however, the FCC provided “grandfathering” relief for LMAs that were in effect at the time of the rule change in August 1999. Television LMAs that were in place at the time of the new rules and were entered into before November 5, 1996, were allowed to continue at least through 2004. Such LMAs entered into after November 5, 1996 were allowed to continue until August 5, 2001, at which point they were required to be terminated unless they complied with the revised local television ownership rule.

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

     A number of cross-ownership rules pertain to licensees of television and radio stations. FCC rules have generally prohibited an individual or entity from having an attributable interest in a radio or television station and a daily newspaper located in the same market.

     Prior to August 1999, FCC rules also generally prohibited common ownership of a television station and one or more radio stations in the same market, although the FCC in many cases allowed such combinations under waivers of the rule. In August 1999, however, the FCC comprehensively revised its radio/television cross-ownership rule. The revised rule permits the common ownership of one television and up to seven same-market radio stations, or up to two television and six same-market radio stations, if the market will have at least twenty separately owned broadcast, newspaper and cable “voices” after the combination. Common ownership of up to two television and four radio stations is permissible when at least ten “voices” will remain, and common ownership of up to two television stations and one radio station is permissible in all markets regardless of voice count. The radio/television limits, moreover, are subject to the compliance of the television and radio components of the combination with the television duopoly rule and the local radio ownership limits, respectively. Waivers of the radio/television cross-ownership rule are available only where the station being acquired is “failed” (i.e., off the air for at least four months or involved in court-supervised involuntary bankruptcy or insolvency proceedings). A buyer seeking such a waiver must also demonstrate, in most cases, that it is the only buyer ready, willing, and able to operate the station, and that sale to an out-of-market buyer would result in an artificially depressed price.

     There are more than 20 markets where we own both radio and television stations. In the majority of these markets, the number of radio stations we own complies with the limit imposed by the current rule. Our acquisition of television stations in five markets in our 2002 merger with The Ackerley Group resulted in our owning more radio stations in these markets than is permitted by the current rule. The FCC has given us a temporary period of time to divest the necessary radio or television stations to come into compliance with the rule. In the other markets where our number of radio stations exceeds the limit under the current rule, we are nonetheless authorized to retain our present television/radio combinations at least until 2004, when the FCC is scheduled to undertake another review of its broadcast ownership rules. As with grandfathered television LMAs, we may seek permanent authorization for our non-compliant radio/television combinations by demonstrating to the FCC, among other things, the public interest benefits the combinations have produced and the extent to which the combinations have enabled the television stations involved to convert to digital operation.

     Under the FCC’s ownership rules, an officer or director of our company or a direct or indirect purchaser of certain types of our securities could cause us to violate FCC regulations or policies if that purchaser owned or acquired an “attributable” interest in other media properties in the same areas as our stations or in a manner otherwise prohibited by the FCC. All officers and directors of a licensee and any direct or indirect parent, general partners, limited partners and limited liability company members who are not properly “insulated” from management activities, and stockholders who own five percent or more of the outstanding voting stock of a licensee or its parent, either directly or indirectly, generally will be deemed to have an attributable interest in the licensee. Certain institutional investors who exert no control or influence over a licensee may own up to twenty percent of a licensee’s or its parent’s outstanding voting stock before attribution occurs. Under current FCC regulations, debt instruments, non-voting stock, minority voting stock interests in corporations having a single majority shareholder, and properly insulated limited partnership and limited liability company interests as to which the licensee certifies that the interest holders are not “materially involved” in the management and operation of the subject media property generally are not subject to attribution unless such interests implicate the FCC’s “equity/debt plus,” or “EDP,” rule. Under the EDP rule, an aggregate interest in excess of 33% of a licensee’s total asset value (equity plus debt) is attributable if the interest holder is either a major program supplier (providing over 15% of the licensee’s station’s total weekly broadcast programming hours) or a same-market media owner (including broadcasters, cable operators, and newspapers). To the best of our knowledge at present, none of our officers, directors or five percent or greater stockholders holds an interest in another television station, radio station, cable television system or daily newspaper that is inconsistent with the FCC’s ownership rules and policies.

Recent Developments and Future Actions Regarding Multiple Ownership Rules

     Expansion of our broadcast operations in particular areas and nationwide will continue to be subject to the FCC’s ownership rules and any further changes the FCC or Congress may adopt. Recent actions by and pending proceedings before the FCC, Congress and the courts may significantly affect our business.

     The 1996 Act requires the FCC to review its remaining ownership rules biennially as part of its regulatory reform obligations (although, under recently enacted appropriations legislation, the FCC will be obligated to review the rules every four years rather than biennially). The first two biennial reviews did not result in any significant changes to the FCC’s media ownership rules, although the first such review led to the commencement of several separate proceedings concerning specific rules. One such proceeding solicited public comment on a variety of possible changes in the methodology by which the FCC defines a radio “market” and counts stations for purposes of determining compliance with the local radio ownership restrictions. In that proceeding, the FCC announced a policy of deferring certain pending and future radio sale applications which raise “concerns” about how the FCC counts the number of stations a company may own in a market. This deferral policy has delayed FCC approval of our acquisition of two radio stations in one pending transaction, and may delay additional acquisitions for which we seek FCC approval in the future. In November 2001, the FCC subsumed its pending market definition/station counting rulemaking into a larger, more comprehensive proceeding to review all aspects of the agency’s local radio multiple ownership rules.

     In its third biennial review, which commenced in September 2002, the FCC undertook a comprehensive review and reevaluation of all of its media ownership rules. It incorporated into this omnibus review a number of its separate pending proceedings on various rules, including its previously commenced rulemakings concerning the local radio ownership rules and radio market definition/station counting methodology. This biennial review culminated in a decision adopted by the FCC in June 2003, in which the agency made significant changes to virtually all aspects of the existing media ownership rules. Among other things:

•	The FCC relaxed the local television ownership rule, allowing common ownership of two television stations in any DMA with at least five operating commercial and non-commercial television stations. Under the modified rule, a company may own three television stations in a DMA with at least 18 television stations. In either case, no single entity may own more than one television station that is among the top four stations in a DMA based on audience ratings. In markets with eleven or fewer television stations, however, the FCC will allow parties to seek waivers of the “top four” restriction and will evaluate on a case-by-case basis whether joint ownership would serve the public interest, based on a liberalized set of waiver criteria.

•	The FCC eliminated its rules prohibiting ownership of a daily newspaper and a broadcast station, and limiting ownership of television and radio stations, in the same market. In place of those rules, the FCC adopted new “cross-media limits” that would apply to certain markets depending on the number of television stations in the relevant television DMA. These limits would prohibit any cross-media ownership in markets with three or fewer television stations. In markets with between four and eight television stations, the cross-media limits would allow common ownership of one of the following three combinations: (1) one or more daily newspapers, one television station, and up to half of the radio stations that would be permissible under the local radio ownership limits; (2) one or more daily newspapers and as many radio stations as can be owned under the local radio ownership limits (but no television stations); and (3) two television stations (provided that such ownership would be permissible under the local television ownership rule) and as many radio stations as can be owned under the local radio ownership limits (but no daily newspapers). No cross-media ownership limits would exist in markets with nine or more television stations.

•	The FCC relaxed the limitation on the nationwide percentage of television households a single entity is permitted to reach, raising the cap from 35% to 45%.

     With respect to local radio ownership, the FCC’s June 2003 decision left in place the existing tiered numerical limits on station ownership in a single market. The FCC, however, completely revised the manner of defining local radio markets, abandoning the existing definition based on station signal contours in favor of a definition based on “metro” markets as defined by Arbitron. Under the modified approach, commercial and non-commercial radio stations licensed to communities within an Arbitron metro market, as well as stations licensed to communities outside the metro market but considered “home” to that market, are counted as stations in the local radio market for the purposes of applying the ownership limits. For geographic areas outside defined Arbitron metro markets, the FCC adopted an interim market definition methodology based on a modified signal contour overlap approach and initiated a further rulemaking proceeding to determine a permanent market definition methodology for such areas. The further proceeding is still pending.

     In addition, the FCC’s June 2003 decision ruled for the first time that radio joint sales agreements, or “JSAs”, by which the licensee of one radio station sells substantially all of the advertising for another licensee’s station in the same market (but does not provide programming to that station), would be considered attributable to the selling party. Under the rules adopted in the June 2003 decision, in a market where we own one or more radio stations, we generally could not enter into a JSA with another radio station if we could not acquire that station under the modified rules. Furthermore, the FCC stated that where the newly attributable status of existing JSAs and LMAs resulted in combinations of stations that would not comply with the modified rules, termination of such JSAs and LMAs would be required within two years of the modified rules’ effectiveness. The FCC grandfathered existing combinations of owned stations that would not comply with the modified rules. However, the FCC ruled that such noncompliant combinations could not be sold intact except to certain “eligible entities,” which the agency defined as entities qualifying as a small business consistent with Small Business Administration standards.

     Numerous parties, including us, have appealed the modified ownership rules adopted by the FCC in June 2003. These appeals have been consolidated before the United States Court of Appeals for the Third Circuit. In September 2003, shortly before the modified rules were scheduled to take effect, that court issued a stay preventing the rules’ implementation pending the court’s decision on appeal. As a result, the modified rules are not currently effective. Briefs in the appeals court case have been filed; oral argument in the case was held in February 2004; and a decision has not yet been issued. The modified rules are also subject to various petitions for reconsideration before the FCC and possible actions by Congress, which already has approved appropriations legislation overriding the FCC’s modified national television ownership reach cap of 45% and setting it at 39%.

     We cannot predict the impact of any of these developments on our business. In particular, we cannot predict the ultimate outcome of the FCC’s most recent media ownership proceeding or its effect on our ability to acquire broadcast stations in the future, to complete acquisitions that we have agreed to make, to continue to own and freely transfer groups of stations that we have already acquired, or to continue our existing agreements to provide programming to or sell advertising on stations we do not own. Moreover, we cannot predict the impact of future reviews or any other agency or legislative initiatives upon the FCC’s broadcast rules. Further, the 1996 Act’s relaxation of the FCC’s ownership rules has increased the level of competition in many markets in which our stations are located.

Alien Ownership Restrictions

     The Communications Act restricts the ability of foreign entities or individuals to own or hold certain interests in broadcast licenses. Foreign governments, representatives of foreign governments, non-U.S. citizens, representatives of non-U.S. citizens, and corporations or partnerships organized under the laws of a foreign nation are barred from holding broadcast licenses. Non-U.S. citizens, collectively, may own or vote up to twenty percent of the capital stock of a corporate licensee. A broadcast license may not be granted to or held by any entity that is controlled, directly or indirectly, by a corporation more than one-fourth of whose capital stock is owned or voted by non-U.S. citizens or their representatives, by foreign governments or their representatives or by non-U.S. corporations, if the FCC finds that the public interest will be served by the refusal or revocation of such license. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such corporation, and the FCC has made such an affirmative finding only in limited circumstances. Since we serve as a holding company for subsidiaries that serve as licensees for our stations, we are effectively restricted from having more than one-fourth of our stock owned or voted directly or indirectly by non-U.S. citizens or their representatives, foreign governments, representatives of non-foreign governments or foreign corporations.

Other Regulations Affecting Broadcast Stations

     General. The FCC has significantly reduced its past regulation of broadcast stations, including elimination of formal ascertainment requirements and guidelines concerning amounts of certain types of programming and commercial matter that may be broadcast. There are, however, statutes and rules and policies of the FCC and other federal agencies that regulate matters such as network-affiliate relations, the ability of stations to obtain exclusive rights to air syndicated programming, cable and satellite systems’ carriage of syndicated and network programming on distant stations, political advertising practices, obscenity and indecency in broadcast programming, application procedures and other areas affecting the business or operations of broadcast stations.

     Public Interest Programming. Broadcasters are required to air programming addressing the needs and interests of their communities of license, and to place “issues/programs lists” in their public inspection files to provide their communities with information on the level of “public interest” programming they air. In October 2000, the FCC commenced a proceeding seeking comment on whether it should adopt a standardized form for reporting information on a station’s public interest programming and whether it should require television broadcasters to post the new form — as well as all other documents in their public inspection files — either on station websites or the websites of state broadcasters’ associations. Moreover, in August 2003 the FCC introduced a “Localism in Broadcasting” initiative that, among other things, has resulted in localism hearings at various locations throughout the country and contemplates a future proceeding on FCC rules and procedures aimed at promoting localism.

     Equal Employment Opportunity. The FCC’s equal employment opportunity rules generally require broadcasters to engage in broad and inclusive recruitment efforts to fill job vacancies, keep a considerable amount of recruitment data and report much of this data to the FCC and the public via stations’ public files and websites. The FCC is still considering whether to apply these rules to part-time employment positions. Broadcasters are also obligated not to engage in employment discrimination based on race, color, religion, national origin or sex.

     Digital Audio Radio Service. The FCC has adopted spectrum allocation and service rules for satellite digital audio radio service. Satellite digital audio radio service systems can provide regional or nationwide distribution of radio programming with fidelity comparable to compact discs. Two companies-Sirius Satellite Radio Inc. and XM Radio-have launched satellite digital audio radio service systems and are currently providing nationwide service. The FCC is currently considering what rules to impose on both licensees’ operation of terrestrial repeaters that support their satellite services. The FCC also has approved a technical standard for the provision of “in band, on channel” terrestrial digital radio broadcasting by existing radio broadcasters (except for nighttime broadcasting by AM stations, which is undergoing further testing), and has allowed radio broadcasters to convert to a hybrid mode of digital/analog operation on their existing frequencies. The FCC plans to address formal standards and related licensing and service rule changes for digital audio broadcasting in a later rulemaking. We cannot predict the impact of either satellite or terrestrial digital audio radio service on our business.

     Low Power FM Radio Service. In January 2000, the FCC created two new classes of noncommercial low power FM radio stations (“LPFM”). One class (LP100) will operate with a maximum power of 100 watts and a service radius of about 3.5 miles. The other class (LP10) will operate with a maximum power of 10 watts and a service radius of about 1 to 2 miles. In establishing the new LPFM service, the FCC said that its goal is to create a class of radio stations designed “to serve very localized communities or underrepresented groups within communities.” The FCC has begun accepting applications for LPFM stations and has granted some of these applications. In December 2000, Congress passed the Radio Broadcasting Preservation Act of 2000. This legislation requires the FCC to maintain interference protection requirements between LPFM stations and full-power radio stations on third-adjacent channels. It also requires the FCC to conduct field tests to determine the impact of eliminating such requirements. The FCC has commissioned a preliminary report on such impact and on the basis of that report, has recommended to Congress that such requirements be eliminated. We cannot predict the number of LPFM stations that eventually will be authorized to operate or the impact of such stations on our business.

     Other. Congress currently has under consideration legislation that addresses the FCC’s enforcement of its rules concerning the broadcast of obscene, indecent, or profane material. Potential changes to enhance the FCC’s authority in this area include the ability to impose substantially higher monetary forfeiture penalties, consider violations to be “serious” offenses in the context of license renewal applications, and, under certain circumstances, designate a license for hearing to determine whether such license should be revoked. We cannot predict the likelihood that this, or similar legislation, will ultimately be enacted into law.

     In addition, the FCC has adopted rules on children’s television programming pursuant to the Children’s Television Act of 1990 and rules requiring closed captioning of television programming. The FCC has also taken steps to implement digital television broadcasting in the U.S. Furthermore, the 1996 Act contains a number of provisions related to television violence. We cannot predict the effect of the FCC’s present rules or future actions on our television broadcasting operations.

     Finally, Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of other matters that could affect, directly or indirectly, the operation and ownership of our broadcast properties. In addition to the changes and proposed changes noted above, such matters include, for example, spectrum use fees, political advertising rates, and potential restrictions on the advertising of certain products such as beer and wine. Other matters that could affect our broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as direct broadcast satellite service, the continued establishment of wireless cable systems and low power television stations, “streaming” of audio and video programming via the Internet, digital television and radio technologies, the establishment of a low power FM radio service, and possible telephone company participation in the provision of video programming service.

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

Risk Factors

We Have a Large Amount of Indebtedness

     We currently use a significant portion of our operating income for debt service. Our leverage could make us vulnerable to an increase in interest rates or a downturn in the operating performance of our businesses or a decline in general economic conditions. At December 31, 2003, we had debt outstanding of $7.1 billion and shareholders’ equity of $15.6 billion. We may continue to borrow funds to finance acquisitions of radio broadcasting, outdoor advertising and live entertainment properties, as well as for other purposes. Our debt obligations could increase substantially because of the debt levels of companies that we may acquire in the future.

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

Exchange Rates May Cause Future Losses in Our International Operations

     Because we own assets overseas and derive revenues from our international operations, we may incur currency translation losses due to changes in the values of foreign currencies and in the value of the U.S. dollar. We cannot predict the effect of exchange rate fluctuations upon future operating results. Subsequent to December 31, 2003, we initiated a United States dollar — Euro dollar cross currency swap to reduce the exposure to translation risk associated with our investment in Euro denominated assets. The swap serves as a hedge of our Euro net investment.

Extensive Government Regulation May Limit Our Broadcasting Operations

     The federal government extensively regulates the domestic broadcasting industry, and any changes in the current regulatory scheme could significantly affect us. Our broadcasting businesses depend upon maintaining broadcasting licenses issued by the Federal Communications Commission (“FCC”) for maximum terms of eight years. Renewals of broadcasting licenses can be attained only through the FCC’s grant of appropriate applications. Although the FCC rarely denies a renewal application, the FCC could deny future renewal applications resulting in the loss of one or more of our broadcasting licenses.

     The federal communications laws limit the number of broadcasting properties we may own in a particular area. While the Telecommunications Act of 1996 relaxed the FCC’s multiple ownership limits, any subsequent modifications that tighten those limits could make it impossible for us to complete potential acquisitions or require us to divest stations we have already acquired. Most significantly, in June 2003 the FCC adopted a decision comprehensively modifying its media ownership rules. Among other changes, the modified rules would establish a new methodology for defining local radio markets and counting stations within those markets, limit our ability to transfer intact combinations of stations that did not comply with the new rules, and require us to terminate within two years certain of our agreements whereby we provide programming to or sell advertising on radio stations we do not own. The modified rules would also allow increased ownership of TV stations at the local and national level and permit additional local cross-ownership of daily newspapers, television stations and radio stations. A federal court, however, has issued a stay preventing the implementation of the modified media ownership rules and is currently considering appeals of those rules by numerous parties, including us. The modified rules are also subject to various petitions for reconsideration before the FCC and recent and possible future actions by Congress. We cannot predict the ultimate outcome of the media ownership proceeding or its effect on our ability to acquire broadcast stations in the future, to complete acquisitions that we have agreed to make, to continue to own and freely transfer groups of stations that we have already acquired, or to continue our existing agreements to provide programming to or sell advertising on stations we do not own.

     Moreover, the FCC’s existing rules in some cases permit a company to own fewer radio stations than allowed by the Telecommunications Act of 1996 in markets or geographical areas where the company also owns television stations. These rules could require us to divest radio stations we currently own in markets or areas where we also own television stations. Our acquisition of television stations in five local markets or areas in our merger with The Ackerley Group resulted in our owning more radio stations in these markets or areas than is permitted by these rules. The FCC has given us a temporary period of time to divest the necessary radio and/or television stations to come into compliance with the rules.

     Other changes in governmental regulations and policies may have a material impact on us. For example, we currently provide programming to several television stations we do not own. These programming arrangements are made through contracts known as local marketing agreements. The FCC’s rules and policies regarding television local marketing agreements will restrict our ability to enter into television local marketing agreements in the future, and may eventually require us to terminate our programming arrangements under existing local marketing agreements. Additionally, the FCC has adopted rules which under certain circumstances subject previously nonattributable debt and equity interests in communications media to the FCC’s multiple ownership restrictions. These rules may limit our ability to expand our media holdings.

We May Be Adversely Affected By New Statutes Dealing With Indecency

     Congress currently has under consideration legislation that addresses the FCC’s enforcement of its rules concerning the broadcast of obscene, indecent, or profane material. Potential changes to enhance the FCC’s authority in this area include the ability to impose substantially higher monetary forfeiture penalties, consider violations to be “serious” offenses in the context of license renewal applications, and, under certain circumstances, designate a license for hearing to determine whether such license should be revoked. In the event that this or similar legislation is ultimately enacted into law, we could face increased costs in the form of fines and a greater risk that we could lose one or more of our broadcasting licenses.

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

Future Acquisitions Could Pose Risks

     We may acquire media-related assets and other assets or businesses that we believe will assist our customers in marketing their products and services. Our acquisition strategy involves numerous risks, including:

•	certain of our acquisitions may prove unprofitable and fail to generate anticipated cash flows;
•	to successfully manage our large portfolio of broadcasting, outdoor advertising, entertainment and other properties, we may need to:

➢	recruit additional senior management as we cannot be assured that senior management of acquired companies will continue to work for us and, in this highly competitive labor market, we cannot be certain that any of our recruiting efforts will succeed, and
➢	expand corporate infrastructure to facilitate the integration of our operations with those of acquired properties, because failure to do so may cause us to lose the benefits of any expansion that we decide to undertake by leading to disruptions in our ongoing businesses or by distracting our management;

•	entry into markets and geographic areas where we have limited or no experience;
•	we may encounter difficulties in the integration of operations and systems;
•	our management’s attention may be diverted from other business concerns; and
•	we may lose key employees of acquired companies or stations.

     We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue additional acquisitions and may decide to dispose of certain businesses. These acquisitions or dispositions could be material.

Capital Requirements Necessary to Implement Acquisitions Could Pose Risks

     We face stiff competition from other broadcasting, outdoor advertising and live entertainment companies for acquisition opportunities. If the prices sought by sellers of these companies continue to rise, we may find fewer acceptable acquisition opportunities. In addition, the purchase price of possible acquisitions could require additional debt or equity financing on our part. Since the terms and availability of this financing depend to a large degree upon general economic conditions and third parties over which we have no control, we can give no assurance that we will obtain the needed financing or that we will obtain such financing on attractive terms. In addition, our ability to obtain financing depends on a number of other factors, many of which are also beyond our control, such as interest rates and national and local business conditions. If the cost of obtaining needed financing is too high or the terms of such financing are otherwise unacceptable in relation to the acquisition opportunity we are presented with, we may decide to forego that opportunity. Additional indebtedness could increase our leverage and make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures. Additional equity financing could result in dilution to our shareholders.

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

New Technologies May Affect Our Broadcasting Operations

     The FCC has introduced new technologies to the broadcasting industry, including satellite and terrestrial delivery of digital audio broadcasting and the standardization of available technologies, which significantly enhance the sound quality of radio broadcasts. The FCC has also established a timetable for the implementation of digital television broadcasting in the U.S. We are unable to predict the effect such technologies will have on our broadcasting operations, but the capital expenditures necessary to implement such technologies could be substantial and other companies employing such technologies could compete with our businesses.

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

We May Be Adversely Affected by the Occurrence of Extraordinary Events, Such as Terrorist Attacks

     The occurrence of extraordinary events, such as the September 11, 2001 terrorist attacks on the World Trade Center in New York City and the Pentagon outside of Washington, D.C., may substantially decrease the use of and demand for advertising and the attendance at live entertainment events, which may decrease our revenues. The September 11, 2001, terrorist attacks, for example, caused a nationwide disruption of commercial and leisure activities. As a result of the expanded news coverage following the attacks and subsequent military actions, we experienced a loss in advertising revenues and increased incremental operating expenses. We also experienced lower attendance levels at live entertainment events. The occurrence of future terrorist attacks, military actions by the United States, outbreaks of severe acute respiratory syndrome, or “SARS”, or similar events cannot be predicted, and their occurrence can be expected to further negatively affect the economies of the United States and other foreign countries where we do business generally, specifically the market for advertising and live entertainment.

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

     A wide range of factors could materially affect future developments and performance, including:

•	the impact of general economic and political conditions in the U.S. and in other countries in which we currently do business, including those resulting from recessions, political events and acts or threats of terrorism or military conflicts;
•	the impact of the geopolitical environment;
•	our ability to integrate the operations of recently acquired companies;
•	shifts in population and other demographics;
•	industry conditions, including competition;
•	fluctuations in operating costs;
•	technological changes and innovations;
•	changes in labor conditions;
•	fluctuations in exchange rates and currency values;
•	capital expenditure requirements;
•	the outcome of pending and future litigation settlements;
•	legislative or regulatory requirements;
•	interest rates;
•	the effect of leverage on our financial position and earnings;
•	taxes;
•	access to capital markets; and
•	certain other factors set forth in our filings with the Securities and Exchange Commission.

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

ITEM 2. Properties

Corporate

     Our corporate headquarters is in San Antonio, Texas, where we own a 55,000 square foot executive office building and a 120,000 square foot data and administrative service center.

Operations

     Radio Broadcasting
          In the latter part of 2002, we moved our radio operations to our corporate headquarters in San Antonio, Texas. Previously, our radio operations were headquartered in 21,201 square feet of leased office space in Covington, Kentucky. The lease on this premises expires in November 2008. Although the executives of our radio operations and their support functions are in San Antonio, we still occupy the leased space in Covington, Kentucky to house other support functions for our radio operations. The types of properties required to support each of our radio stations include offices, studios, transmitter sites and antenna sites. A radio station’s studios are generally housed with its offices in downtown or business districts. A radio station’s transmitter sites and antenna sites are generally located in a manner that provides maximum market coverage.

     Outdoor Advertising
          The headquarters of our domestic outdoor advertising operations is in 7,750 square feet of leased office space in Phoenix, Arizona. The lease on this premises expires in April 2006. The headquarters of our international outdoor advertising operations is in 12,305 square feet of company owned office space in London, England. The types of properties required to support each of our outdoor advertising branches include offices, production facilities and structure sites. An outdoor branch and production facility is generally located in an industrial/warehouse district.

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

     As noted in Item 1 above, as of December 31, 2003, we owned or programmed 1,182 radio stations, owned or leased 787,575 outdoor advertising display faces and owned or operated 103 entertainment venues in various markets throughout the world. See “Business — Operating Segments.” Therefore, no one property is material to our overall operations. We believe that our properties are in good condition and suitable for our operations.

ITEM 3. Legal Proceedings

     At the Senate Judiciary Committee hearing on July 24, 2003, an Assistant United States Attorney General announced that the Department of Justice (the “DOJ”), is pursuing two separate antitrust inquiries concerning us. One inquiry is whether we have violated antitrust laws in one of our radio markets. The other is whether we have limited airplay of artists who do not use our concert services in violation of antitrust laws. We are cooperating fully with all DOJ requests.

     On September 9, 2003, the Assistant United States Attorney for the Eastern District of Missouri caused a Subpoena to Testify before Grand Jury to be issued to us. The Subpoena requires us to produce certain information regarding commercial advertising run by us on behalf of offshore and/or online (Internet) gambling businesses, including sports bookmaking and casino-style gambling. We are cooperating with such requirements.

     We are among the defendants in a lawsuit filed on June 12, 2002 in the United States District Court for the Southern District of Florida by Spanish Broadcasting System. The plaintiffs allege that we are in violation of Section One and Section Two of the Sherman Antitrust Act as well as various other claims, such as unfair trade practices and defamation, among other counts. This case was dismissed with prejudice on January 31, 2003. The plaintiffs filed an appeal with the 11th Circuit Court of Appeals and oral argument was held in the case in February 2004. A decision has not yet been issued.

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

ITEM 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders in the fourth quarter of fiscal year 2003.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Our common stock trades on the New York Stock Exchange under the symbol “CCU.” There were 3,350 shareholders of record as of March 8, 2004. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table sets forth, for the calendar quarters indicated, the reported high and low sales prices of the common stock as reported on the NYSE.

	Common Stock Market Price		Dividends
	High	Low	Declared
2002
First Quarter	$54.90	$42.24	$.00
Second Quarter	53.97	29.00	.00
Third Quarter	37.95	20.00	.00
Fourth Quarter	44.99	29.36	.00
2003
First Quarter	43.98	31.00	.00
Second Quarter	43.85	33.35	.00
Third Quarter	46.18	36.36	.10
Fourth Quarter	47.48	38.50	.10

Dividend Policy

     At its July 2003 meeting, our Board of Directors declared our first quarterly cash dividend of 10 cents per share, equivalent to an annual dividend of 40 cents per share. Our Board of Directors declared further quarterly cash dividends of 10 cents per share at its October 2003 and February 2004 meetings. Presently, we expect to continue to declare and pay quarterly cash dividends in 2004. The terms of our current credit facilities do not prohibit us from paying cash dividends unless we are in default under our credit facilities either prior to or after giving effect to any proposed dividend. However, any future decision by our Board of Directors to pay cash dividends will depend on, among other factors, our earnings, financial position, capital requirements and regulatory changes.

ITEM 6. Selected Financial Data

(In thousands, except per share data)	For the Years ended December 31, (1)
	2003	2002	2001	2000	1999
Results of Operations Information:
Revenue	$8,930,899	$8,421,055	$7,970,003	$5,345,306	$2,678,160
Operating Expenses:
Divisional operating expenses	6,488,856	6,052,761	5,866,706	3,480,706	1,632,115
Non-cash compensation expense	5,018	5,436	17,077	16,032	—
Depreciation and amortization	671,338	620,766	2,562,480	1,401,063	722,233
Corporate expenses	174,154	176,370	187,434	142,627	70,146

Operating income (loss)	1,591,533	1,565,722	(663,694)	304,878	253,666
Interest expense	388,000	432,786	560,077	383,104	179,404
Gain (loss) on sale of assets related to mergers	—	3,991	(213,706)	783,743	138,659
Gain (loss) on marketable securities	678,846	(3,096)	25,820	(5,369)	22,930
Equity in earnings of nonconsolidated affiliates	22,026	26,928	10,393	25,155	18,183
Other income (expense) — net	20,959	57,430	152,267	(11,764)	(15,638)

Income (loss) before income taxes, extraordinary item and cumulative effect of a change in accounting principle	1,925,364	1,218,189	(1,248,997)	713,539	238,396
Income tax benefit (expense)	(779,773)	(493,366)	104,971	(464,731)	(152,741)

Income (loss) before extraordinary item and cumulative effect of a change in accounting principle	1,145,591	724,823	(1,144,026)	248,808	85,655
Extraordinary item	—	—	—	—	(13,185)

Income (loss) before cumulative effect of a change in accounting principle	1,145,591	724,823	(1,144,026)	248,808	72,470
Cumulative effect of a change in accounting principle, net of tax of $4,324,446	—	(16,778,526)	—	—	—

Net income (loss)	$1,145,591	$(16,053,703)	$(1,144,026)	$248,808	$72,470

Net income (loss) per common share
Basic:
Income (loss) before extraordinary item and cumulative effect of a change in accounting principle	$1.86	$1.20	$(1.93)	$0.59	$0.27
Extraordinary item	—	—	—	—	(0.04)
Cumulative effect of a change in accounting principle	—	(27.65)	—	—	—

Net income (loss)	$1.86	$(26.45)	$(1.93)	$0.59	$0.23

Diluted:
Income (loss) before extraordinary item and cumulative effect of a change in accounting principle	$1.85	$1.18	$(1.93)	$0.57	$0.26
Extraordinary item	—	—	—	—	(0.04)
Cumulative effect of a change in accounting principle	—	(26.74)	—	—	—

Net income (loss)	$1.85	$(25.56)	$(1.93)	$0.57	$0.22

Cash dividends per share	$.20	$—	$—	$—	$—

(In thousands)	As of December 31, (1)
	2003	2002	2001	2000	1999
Balance Sheet Data:
Current assets	$2,185,682	$2,123,495	$1,941,299	$2,343,217	$925,109
Property, plant and equipment — net	4,260,915	4,242,812	3,956,749	4,255,234	2,478,124
Total assets	28,352,693	27,672,153	47,603,142	50,056,461	16,821,512
Current liabilities	1,892,719	3,010,639	2,959,857	2,128,550	685,515
Long-term debt, net of current maturities	6,921,348	7,382,090	7,967,713	10,597,082	4,584,352
Shareholders’ equity	15,553,939	14,210,092	29,736,063	30,347,173	10,084,037

(1)	Acquisitions and dispositions significantly impact the comparability of the historical consolidated financial data reflected in this schedule of Selected Financial Data.

The Selected Financial Data should be read in conjunction with Management’s Discussion and Analysis.

ITEM 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview

     Management’s discussion and analysis of our results of operations and financial condition should be read in conjunction with the consolidated financial statements and related footnotes. Our discussion is presented on both a consolidated and segment basis. Corporate expenses, Interest expense, Gain (loss) on sale of marketable securities, Equity in earnings of nonconsolidated affiliates, Other income (expense) — net, and Income tax expense are managed on a total company basis and are, therefore, reflected only in our discussion of consolidated results.

     We manage our operating segments primarily on their operating income. Therefore, our discussion of the results of operations of our operating segments focuses on their operating income. Our reportable operating segments are Radio Broadcasting, which includes our national syndication business, Outdoor Advertising and Live Entertainment. Included in the “other” segment are television broadcasting, sports representation and our media representation business, Katz Media.

Radio Broadcasting

     Our local radio markets control the formats they select for their programming. The formats are designed to reach audiences with targeted demographic characteristics that appeal to our advertisers. Our advertising rates are principally based on how many people in a targeted audience are listening to our stations, as measured by an independent ratings service. The size of the market influences rates as well, with larger markets typically receiving higher rates than smaller markets. Also, our advertising rates are influenced by the time of day the advertisement airs, with morning and evening drive-time hours typically the highest. We sell a certain number of radio advertising spots per hour to our advertisers. Radio advertising contracts are typically less than one year.

     Due to the geographic diversity and autonomy of our markets, we have a multitude of different advertising rates and audience demographics that are market specific. Therefore, our discussion of the results of operations of our radio broadcasting segment focuses on the macro level indicators that management monitors to assess our radio segment’s financial condition and results of operations.

     Management looks at our radio operations overall revenues as one of its main performance metric. Management also looks at its local advertising, which is sold predominately in a station’s local market, and national advertising, which is sold across multiple markets. Local advertising is sold by our local radio stations’ sales staff while national advertising is sold, for the most part, through a national representation firm.

     Local and national advertising revenues are tracked separately because these revenue streams have different sales forces, respond differently to changes in the economic environment and because local advertising is the primary driver of our radio revenues. Throughout 2003, growth in our national advertising revenue outpaced the growth in our local advertising revenue. National advertising revenue growth was driven by categories such as entertainment, finance, telecom/utility, retail and auto.

     Management also looks at radio revenue by market size, as defined by Arbitron. Typically, larger markets can reach bigger audiences with wider demographics than smaller markets. More than half of our radio revenue and divisional operating expenses comes from our 50 largest markets. Management also reviews our overall industry share of radio revenue. We believe our share of industry revenue is a key metric to gauge how well our combined markets are succeeding at attracting advertisers. Our share of industry revenue was essentially the same in 2003 as it was in 2002.

     Additionally, management reviews our share of listeners in target demographics listening to the radio in an average quarter hour. This metric gauges how well our formats are doing attracting and keeping listeners. Our overall share of listeners 12 years and older and age 25 to 54 was up slightly in 2003 over the prior year.

     A significant portion of our radio segment’s expenses vary in connection with changes in revenue. These variable expenses primarily relate to costs in our sales department, such as salaries, commissions, and bad debt. Our costs that do not vary as much in relation to revenue are mostly in our programming and general and administrative departments, such as talent costs, rights fees, utilities and office salaries. Lastly, our costs that are highly discretionary are costs in our marketing and promotions department, which we primarily incur to maintain and/or increase our audience and market share.

Outdoor Advertising

     Our outdoor advertising revenues are generated from selling advertisements on our display faces, which consist of bulletins, posters and transit displays as well as street furniture panels. Our advertising rates are based on a particular display’s impressions in relation to the demographics of a particular market and its location within a market. Our outdoor advertising contracts are typically based on the number of months the advertisement is displayed on our inventory.

     To monitor the health of our outdoor business, management reviews average rates, average occupancy and inventory levels of each of our display faces by market. In addition, because a significant portion of our outdoor advertising is conducted in foreign markets, principally Europe, management looks at revenues from our foreign operations on a constant dollar basis. A constant dollar basis allows for comparison of operations independent of foreign exchange movements. Our outdoor advertising revenue and divisional operating expenses increased in 2003 as compared to 2002 approximately $169.9 million and $145.2 million, respectively, as a result of increases in foreign exchange.

     Our significant outdoor expenses include production expenses, revenue sharing or minimum guarantees on our transit and street furniture contracts and site lease expenses, primarily for land surrounding our advertising displays. Our site lease terms vary from monthly to yearly, can be for terms of 10 years or longer, and typically provide for renewal options. Our street furniture contracts are usually won in a competitive bid and generally last between 10 and 20 years.

Live Entertainment

     We derive live entertainment revenues primarily from promoting or producing music and theater events. Revenues from these events are mainly from ticket sales, rental income, corporate sponsorships, concessions and merchandise. We typically receive, for each event we host, all the ticket sales, or just a fixed fee. We also receive fees representing a percentage of total concession sales from vendors and total merchandise sales from the performer or tour producer.

     We generally receive higher music profits when an event is at a venue we own rather than a rented venue. The higher music profits are due to our ability to share in a percentage of the revenues received from concession and merchandise sales as well as the opportunity to sell sponsorships for venue naming rights and signage.

     To judge the health of our music business, management monitors the number of shows, average paid attendance, talent cost as a percent of revenue, sponsorship dollars and ticket revenues. In addition, because a significant portion of our live entertainment business is conducted in foreign markets, management looks at revenues from our foreign operations on a constant dollar basis. A constant dollar basis allows for comparison of operations independent of foreign exchange movements. Our live entertainment revenue and divisional operating expenses increased approximately $88.9 million and $81.3 million in 2003, respectively, as a result of foreign exchange.

     The primary expense driver for live entertainment is talent cost. Talent cost is the amount we pay to a musical artist or theatrical production to perform at an event. This is a negotiated amount primarily driven by what the artist or production requires to cover their direct costs and value of their time. These fees are typically agreed to at a set minimum amount with a potential additional sharing if the event exceeds set revenue targets.

Fiscal Year 2003 Compared to Fiscal Year 2002
Consolidated

(In thousands)	Years Ended December 31,		% Change
	2003	2002	2003 v. 2002
Revenue	$8,930,899	$8,421,055	6%
Operating expenses:
Divisional operating expenses (excludes non-cash compensation expense of $1,609 and $4,400 in 2003 and 2002, respectively)	6,488,856	6,052,761	7%
Non-cash compensation expense	5,018	5,436	(8%)
Depreciation and amortization	671,338	620,766	8%
Corporate expenses (excludes non-cash compensation expense of $3,409 and $1,036 in 2003 and 2002, respectively)	174,154	176,370	(1%)

Operating income	1,591,533	1,565,722	2%
Interest expense	388,000	432,786
Gain on sale of assets related to mergers	—	3,991
Gain (loss) on marketable securities	678,846	(3,096)
Equity in earnings of nonconsolidated affiliates	22,026	26,928
Other income (expense) — net	20,959	57,430

Income (loss) before income taxes and cumulative effect of a change in accounting principle	1,925,364	1,218,189
Income tax (expense) benefit:
Current	(246,681)	(149,143)
Deferred	(533,092)	(344,223)

Income before cumulative effect of a change in accounting principle	1,145,591	724,823
Cumulative effect of a change in accounting principle, net of tax of $4,324,446	—	(16,778,526)

Net income (loss)	$1,145,591	$(16,053,703)

Revenue

     The growth in revenue of $509.8 million resulted from foreign exchange increases of $258.8 million and a boost of $90.2 million in the first six months of 2003 related to our acquisition of The Ackerley Group, which we acquired in June 2002. In addition to foreign exchange and the six-month contribution from Ackerley, our outdoor advertising and live entertainment segments contributed $109.7 million and $110.8 million, respectively, to the revenue increase. These increases were partially offset by declines in our radio broadcasting and other segments revenues.

Divisional Operating Expenses

     The growth in divisional operating expenses of $436.1 million resulted from foreign exchange increases of $226.5 million and $68.1 million for the first six months of 2003 related to our acquisition of Ackerley. In addition to foreign exchange and the six-month contribution from Ackerley, our outdoor advertising and live entertainment segments contributed $75.1 million and $84.9 million, respectively, to the divisional operating expenses increase. Our radio broadcasting segment also showed slight increases in divisional operating expenses. These increases were partially offset by declines in our other segments divisional operating expenses.

Depreciation and Amortization

     Depreciation and amortization increased $50.6 million during 2003, from $620.8 million in 2002 to $671.3 million in 2003. Approximately $25.0 million, or half, of the increase is attributable to foreign exchange. The remaining increase relates principally to our acquisition of Ackerley in June 2002, an increase in display takedowns and abandonments in our domestic outdoor business in 2003 as compared to 2002 as well as additional depreciation and amortization related to the implementation of HDTV, and the purchase of certain national representation contracts.

Corporate Expenses

     The 2003 decline in corporate expenses of $2.2 million relates to a decrease in bonus expenses partially offset by an increase in outside professional fees.

Interest Expense

     Interest expense declined $44.8 million during 2003, from $432.8 million in 2002 to $388.0 million in 2003. The principal reason for the decrease resulted from an overall decline in our total debt outstanding in 2003 compared to 2002. Outstanding debt was $7.1 billion and $8.8 billion at December 31, 2003 and 2002, respectively. In addition, the decrease in interest expense resulted from the refinancing of debt, which allowed us to take advantage of the lower interest rate environment in 2003 as well as lower LIBOR on our floating rate debt. LIBOR was 1.12% and 1.38% at December 31, 2003 and 2002, respectively.

Gain (Loss) on Marketable Securities

     The gain on marketable securities for 2003 relates primarily to our Hispanic Broadcasting Corporation investment. On September 22, 2003, Univision completed its acquisition of Hispanic in a stock-for-stock merger. As a result, we received shares of Univision, which we recorded on our balance sheet at the date of the merger at their fair value. The exchange of our Hispanic investment, which was accounted for as an equity method investment, into our Univision investment, which was recorded as an available-for-sale cost investment, resulted in a $657.3 million pre-tax book gain. In addition, on September 23, 2003, we sold a portion of our Univision investment, which resulted in a pre-tax book loss of $6.4 million. Also during 2003, we recorded a $37.1 million gain related to the sale of a marketable security, a $2.5 million loss on a forward exchange contract and its underlying investment, and an impairment charge on a radio technology investment for $7.0 million due to a decline in its market value that we considered to be other-than-temporary.

     During 2002, we recorded a $25.3 million impairment charge on an investment that had a decline in its market value that was considered to be other-than-temporary, partially offset by $17.6 million in gains on a forward exchange contract and its underlying investment and $4.6 million in gains on the sale of marketable securities.

     Subsequent to December 31, 2003, we sold our remaining shares of Univision back to Univision for an aggregate sales price of $599.4 million, resulting in a pre-tax book gain of $47.0 million. Proceeds were used to pay down our domestic credit facilities.

Other Income (Expense) — Net

     Other income (expense) — net changed from income of $57.4 million in 2002 to income of $21.0 million in 2003, a decrease of $36.4 million. The income recognized in 2003 related primarily to a $36.7 million net gain on the early extinguishment of debt, partially offset by a $7.0 million expense associated with our adoption of FAS 143, a $2.1 million impairment charge on investments in our international outdoor business, and various other items.

     The income recognized in 2002 related primarily to: (i) a $44.5 million aggregate gain on the sale of a television license, the sale of assets in our live entertainment segment and the sale of our interest in a British radio license; (ii) a $12.0 million gain on the early extinguishment of debt; (iii) a $14.8 million gain on the sale of representation contracts; (iv) a $8.0 million foreign exchange loss; (v) a $4.8 million loss on the sale of assets in our radio and outdoor segments; and (vi) a $1.1 million loss on various other items.

Income Taxes

     Current income tax increased $97.5 million during 2003 as compared to 2002. Current income tax expense for 2003 includes $105.6 million related to the sale of a portion of our Univision investment. Although a book loss was recorded in “Gain (loss) on marketable securities” during the third quarter of 2003 related to the sale of a portion of our Univision investment, a large taxable gain was realized based on the difference between the market value of our Univision investment and our historical tax basis in our Hispanic investment. Also included in the current tax expense for 2003 is $14.1 million related to the sale of another marketable security.

     Current tax expense for the twelve months ended December 31, 2002 was reduced by $152.0 million relating to our utilization of net operating tax loss carryforwards.

     Deferred tax expense increased $188.9 million in 2003 primarily due to $158.0 million in the current year related to the conversion of our Hispanic shares to our Univision investment. Although a book gain was recorded in “Gain (loss) in marketable securities” during the third quarter of 2003 related to the conversion of our Hispanic investment, which was accounted for as an equity investment, to Univision, which is carried on our balance sheet at fair value, the gain is not taxable. As a result, deferred tax expense increased.

     For both the years ended December 31, 2003 and 2002, our effective tax rates is 40.5%.

Cumulative Effect of a Change in Accounting Principle

     The loss recorded as a cumulative effect of a change in accounting principle during 2002 relates to our adoption of Statement of Financial Accounting Standards No. 142 on January 1, 2002. FAS 142 required that we test goodwill and indefinite-lived intangibles for impairment using a fair value approach. As a result of the goodwill test, we recorded a non-cash, net of tax, impairment charge of approximately $10.8 billion. Also, as a result of the indefinite-lived intangible test, we recorded a non-cash, net of tax, impairment charge on our FCC licenses of approximately $6.0 billion.

Radio Broadcasting Results of Operations

Our radio broadcasting operating results were as follows:

(In thousands)	Years Ended December 31,		% Change
	2003	2002	2003 v. 2002
Revenue	$3,695,020	$3,717,243	(1%)
Divisional operating expenses	2,130,054	2,126,139	0%
Non-cash compensation	1,609	4,400	(63%)
Depreciation and amortization	154,121	153,941	0%

Operating income	$1,409,236	$1,432,763

     Revenue decreased $22.2 million during 2003 as compared to 2002, with weak local advertising being the key reason for the decline. Discontinued sports broadcasting rights such as the L.A. Dodgers, cessation of business with independent promoters and a revenue decline in our nationally syndicated radio business due to the elimination of certain shows also contributed to the decline. However, we were able to generate a 1% revenue increase from our top 50 markets, primarily behind the relative strength of national advertising compared to local advertising. Some of our strongest top 50 markets during 2003 were New York, Los Angeles, Cleveland, Sacramento and Austin. Leading national advertising categories in 2003 were entertainment, finance, telecom/utility, retail and auto.

     In total, radio’s divisional operating expenses were flat year over year. We saw declines in variable sales-related expenses primarily from commissions and bonuses, declines in expenses related to sports broadcasting rights that we did not renew in 2003, and a decline in bad debt expense. However, marketing and promotions-related expenses increased 13% in 2003 as compared to 2002 which were discretionary expenditures aimed at competitively positioning some of our markets for the future. In addition, program-related expenses increased 3% in 2003 as compared to 2002.

Outdoor Advertising Results of Operations

Our outdoor advertising operating results were as follows:

(In thousands)	Years Ended December 31,		% Change
	2003	2002	2003 v. 2002
Revenue	$2,174,597	$1,859,643	17%
Divisional operating expenses	1,593,736	1,354,092	18%
Depreciation and amortization	379,640	336,895	13%

Operating income	$201,221	$168,656

     Our outdoor advertising revenue increased $315.0 million in 2003 compared to 2002. The increase includes approximately $169.9 million from foreign exchange increases. Also included in the increase is Ackerley, acquired in June 2002, which contributed $35.4 million in revenue during the first six months of 2003.

     We saw revenue increases across our entire inventory, but our bulletin inventory, which comprises about 60% of our domestic outdoor revenue, fueled the growth. Our domestic bulletin inventory performed well year over year across the vast majority of our markets, with both rates and occupancy up. We saw strong growth in both large markets such as New York, San Francisco, Miami and Tampa and in smaller markets such as Albuquerque and Chattanooga. Top domestic advertising categories for us during 2003 were business and consumer services, entertainment and automotive.

     International revenue growth was spurred by our transit and street furniture inventory. This growth was driven by an increase in displays and average revenue per display primarily from our street furniture products. Strong markets for our street furniture inventory were Australia, Norway and the United Kingdom. This revenue increase was slightly offset by a decline in our international billboard revenues.

     Divisional operating expenses increased $239.6 million in 2003 compared to 2002. Included in this increase is roughly $145.2 million in foreign exchange increases. Also, Ackerley contributed approximately $19.3 million in divisional operating expenses during the first six months of 2003. Roughly $13.8 million of the overall increase is from restructuring our international outdoor operations in France during the second quarter of 2003. The remainder of the increase is partially attributable to direct production costs, site lease expenses, and bonus and commission expenses associated with the increase in revenue.

     Depreciation and amortization increased $42.7 million in 2003 compared to 2002. Approximately $25.0 million of the increase is attributable to foreign exchange increases. The remaining increase is mostly from our acquisition of Ackerley in June 2002 and increased display takedowns and abandonments in our domestic outdoor business in 2003 as compared to 2002.

Live Entertainment Results of Operations

Our live entertainment operating results were as follows:

(In thousands)	Years Ended December 31,		% Change
	2003	2002	2003 v. 2002
Revenue	$2,646,959	$2,447,302	8%
Divisional operating expenses	2,455,897	2,289,654	7%
Depreciation and amortization	60,830	61,518	(1%)

Operating income	$130,232	$96,130

     Our live entertainment revenue increased $199.7 million in 2003 compared to 2002. Approximately $88.9 million is the result of foreign exchange. In addition to foreign exchange, increased attendance, concessions and sponsorship revenues drove the revenue growth. Total and average attendance at our amphitheater events was up in 2003, despite the fact that we saw a decline in the number of these events. The total number of weeks presenting shows in our theater operations was also up in 2003. Some significant acts for 2003 were Cher, James Taylor, David Bowie, Aerosmith/Kiss, Rolling Stones, Paul McCartney and Bruce Springsteen.

     Divisional operating expenses increased $166.2 million in 2003 compared to 2002. Approximately $81.3 million of the increase is the result of foreign exchange. The remaining increase primarily relates to variable costs associated with the mix of events in 2003 as compared to 2002.

Reconciliation of Segment Operating Income (Loss)

(In thousands)	Years Ended December 31,
	2003	2002
Radio Broadcasting	$1,409,236	$1,432,763
Outdoor Advertising	201,221	168,656
Live Entertainment	130,232	96,130
Other	51,131	70,704
Corporate	(200,287)	(202,531)

Consolidated Operating Income	$1,591,533	$1,565,722

Fiscal Year 2002 Compared to Fiscal Year 2001
Consolidated

(In thousands)	Years Ended December 31,		% Change
	2002	2001	2002 v. 2001
Revenue	$8,421,055	$7,970,003	6%
Operating expenses:
Divisional operating expenses (excludes non-cash compensation expense of $4,400 and $13,111 in 2002 and 2001, respectively)	6,052,761	5,866,706	3%
Non-cash compensation expense	5,436	17,077	(68%)
Depreciation and amortization	620,766	2,562,480	(76%)
Corporate expenses (excludes non-cash compensation expense of $1,036 and $3,966 in 2002 and 2001, respectively)	176,370	187,434	(6%)

Operating income (loss)	1,565,722	(663,694)
Interest expense	432,786	560,077
Gain (loss) on sale of assets related to mergers	3,991	(213,706)
Gain (loss) on marketable securities	(3,096)	25,820
Equity in earnings of nonconsolidated affiliates	26,928	10,393
Other income (expense) — net	57,430	152,267

Income (loss) before income taxes and cumulative effect of a change in accounting principle	1,218,189	(1,248,997)
Income tax benefit (expense):
Current	(149,143)	(57,363)
Deferred	(344,223)	162,334

Income (loss) before cumulative effect of a change in accounting principle	724,823	(1,144,026)
Cumulative effect of a change in accounting principle, net of tax of $4,324,446	(16,778,526)	—

Net income (loss)	$(16,053,703)	$(1,144,026)

Revenue

     Revenue increased $451.1 million for the year ended December 31, 2002 from the same period of 2001. This increase is largely attributable to revenue improvements in our radio segment of $261.7 million, driven by improvement in advertising demand for our radio inventory. Both national and local sales of our radio inventory grew 11% and 5%, respectively, over 2001. Included in the radio revenue growth is $51.9 million attributable to new programs and growth to existing programs in our syndicated radio business. Another contributing factor to the revenue growth was various acquisitions, the most significant of which was Ackerley in June 2002. Our Ackerley acquisition accounted for roughly $105.6 million of the revenue increase. We also saw growth in television advertising, which was partially attributable to political advertisements that coincided with the 2002 state and federal elections. Further, the strengthening of our international functional currencies against the U.S. dollar contributed approximately $73.4 million to the revenue increase. The revenue increase was partially offset by a $30.3 million decline within our entertainment segment primarily from a decline in ticket sales.

Divisional Operating Expenses

     Divisional operating expenses increased $186.1 million for the year ended December 31, 2002 as compared to the same period of 2001. This increase resulted primarily from the acquisition of Ackerley in June 2002, which contributed roughly $71.7 million divisional operating expenses. Also, we saw a $133.4 million increase in divisional operating expenses in our outdoor segment, resulting from increases in production, maintenance and site lease expense, which includes guarantees on our municipal contracts, and increased salaries resulting from additional account executives hired in 2002. Of the $133.4 million increase, $19.4 million resulted from the new Ackerley markets. Further, the strengthening of our international functional currencies against the U.S. dollar contributed approximately $63.4 million to the divisional operating expense increase. These increases were partially offset by a $37.5 million decline in divisional operating expenses within our live entertainment segment related to variable expense declines connected to the decline in revenue within this segment.

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

Gain (Loss) on Sale of Assets Related to Mergers

     The gain (loss) on sale of assets related to mergers for the year ended December 31, 2002 and 2001 was a $4.0 million gain and a $213.7 million loss, respectively. The gain on sale of assets related to mergers in 2002 resulted from the sale of shares of Entravision Corporation that we acquired in the AMFM merger. The components of the net loss on sale of assets related to mergers in 2001 was as follows:

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

Other Income (Expense) — Net

     For the years ended December 31, 2002 and 2001, other income (expense) - net was income of $57.4 million and $152.3 million, respectively. The income recognized in 2002 related primarily to: (1) a $44.5 million aggregate gain recognized on the sale of a television license, the sale of assets in our live entertainment segment and the sale of our interest in a British radio license; (2) a $12.0 million gain recognized on the early extinguishment of debt; (3) a $14.8 million gain on the sale of representation contracts; (4) a $8.0 million foreign exchange loss; (5) a $4.8 million loss on sale of assets in our radio and outdoor segments; and (6) a $1.1 million loss on various other items.

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

Radio Broadcasting

(In thousands)	Years Ended December 31,		% Change
	2002	2001	2002 v. 2001
Revenue	$3,717,243	$3,455,553	8%
Divisional operating expenses	2,126,139	2,104,719	1%
Non-cash compensation	4,400	12,373	(64%)
Depreciation and amortization	153,941	1,619,986	(90%)

Operating income (loss)	$1,432,763	$(281,525)

     Revenue increased $261.7 million for the year ended December 31, 2002 as compared to 2001. We experienced broad based revenue increases during 2002. Growth occurred across our large and small market clusters, in national and local sales, in our syndicated radio programs and across our advertising categories. Consistent with the widespread growth across our markets, our national and local revenue increased 11% and 5%, respectively, for 2002 as compared to 2001. This growth was spurred by growth in our auto, retail, telecom/utility, consumer products and entertainment advertising categories.

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

     The decrease in depreciation and amortization for the year ended December 31, 2002 as compared to 2001 relates primarily to our adoption of Statement 142. In accordance with Statement 142, we no longer amortize goodwill and FCC license. In addition, depreciation and amortization expense for the year ended December 31, 2001 includes amounts related to asset impairments as well as write-offs related to duplicative assets.

Outdoor Advertising

(In thousands)	Years Ended December 31,		% Change
	2002	2001	2002 v. 2001
Revenue	$1,859,643	$1,748,031	6%
Divisional operating expenses	1,354,092	1,220,681	11%
Depreciation and amortization	336,895	559,498	(40%)

Operating income (loss)	$168,656	$(32,148)

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

     Divisional operating expenses increased $133.4 million for the year ended December 31, 2002 as compared to 2001. Ackerley contributed approximately $19.4 million in expense for the year ended December 31, 2002. The remaining increase is primarily the result of additional fixed expenses such as real estate and site lease expenses, which includes minimum guarantees on our municipal contracts.

     The decrease in depreciation and amortization for the year ended December 31, 2002 as compared to 2001 relates primarily to our adoption of Statement 142. In accordance with Statement 142, we no longer amortize goodwill.

Live Entertainment

(In thousands)	Years Ended December 31,		% Change
	2002	2001	2002 v. 2001
Revenue	$2,447,302	$2,477,640	(1%)
Divisional operating expenses	2,289,654	2,327,109	(2%)
Depreciation and amortization	61,518	290,047	(79%)

Operating income (loss)	$96,130	$(139,516)

     Revenue decreased $30.3 million for the year ended December 31, 2002 as compared to 2001. Revenue for the year ended December 31, 2002 was adversely impacted by a decline in ticket sales, partially due to lower attendance levels as compared to the prior year resulting from the lingering effects of September 11th. Also, the revenue and attendance impact from current year top grossing acts like The Rolling Stones, Paul McCartney, Billy Joel and Elton John, and Cher was less than events last year, which included U2, Madonna, Backstreet Boys, *NSYNC and George Strait.

     However, these declines were partially offset by increases in concessions and sponsorships as well as the strengthening of our international functional currencies against the U.S. dollar. Additionally, we saw a slight increase in season seats and local sponsorship dollars at our amphitheater events as compared to 2001.

     Divisional operating expenses decreased $37.5 million for the year ended December 31, 2002 as compared to 2001. This decline is associated with the decline in revenue and cost reductions.

     The decrease in depreciation and amortization for the year ended December 31, 2002 as compared to 2001 relates primarily to our adoption of Statement 142. In accordance with Statement 142, we no longer amortize goodwill.

Segment Reconciliations of Operating Income (Loss)

(In thousands)	Years Ended December 31,
	2002	2001
Radio Broadcasting	$1,432,763	$(281,525)
Outdoor Advertising	168,656	(32,148)
Live Entertainment	96,130	(139,516)
Other	70,704	3,887
Corporate	(202,531)	(214,392)

Consolidated Operating Income (Loss)	$1,565,722	$(663,694)

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Operating Activities:

     Net cash flow from operating activities of $1.7 billion for the year ended December 31, 2003 principally reflects net income of $1.1 billion plus depreciation and amortization of $671.3 million. Net cash flow from operating activities also reflects increases in accounts receivables, accounts payable and other accrued expenses and income taxes. Net cash flow from operating activities of $1.7 billion for the year ended December 31, 2002 principally reflects a net loss of $16.1 billion adjusted for non-cash charges of $16.8 billion for the adoption of Statement 142 and depreciation and amortization of $620.8 million. Cash flow from operations was positively impacted by our utilization of tax net operating loss carryforwards, which reduced our cash taxes by approximately $152.0 million. Cash flow from operations also reflects increases in deferred income, accounts payable and other accrued expenses partially offset by an increase in receivables and prepaids.

Investing Activities:

     Net cash expenditures for investing activities of $93.3 million for the year ended December 31, 2003 principally reflect capital expenditures of $378.0 million related to purchases of property, plant and equipment and $105.4 million primarily related to acquisitions of operating assets, partially offset by proceeds from the sale of investments, primarily Univision Corporation, of $344.2 million. Net cash expenditures for investing activities of $627.2 million for the year ended December 31, 2002 principally reflect capital expenditures of $548.6 million related to purchases of property, plant and equipment and $241.2 million primarily related to acquisitions of operating assets.

Financing Activities:

     Financing activities for the year ended December 31, 2003 principally reflect the net reduction in debt of $1.8 billion, proceeds from extinguishment of a derivative agreement of $83.8 million, proceeds from a secured forward exchange contract of $83.5 million, proceeds of $55.6 million related to the exercise of stock options, all partially offset by $61.6 million in dividend payments. Financing activities for the year ended December 31, 2002 principally reflect the net reduction in debt of $1.2 billion and proceeds of $75.3 million related to the exercise of stock options and warrants.

     We expect to fund anticipated cash requirements (including payments of principal and interest on outstanding indebtedness and commitments, acquisitions, anticipated capital expenditures, share repurchases and dividends) for the foreseeable future with cash flows from operations and various externally generated funds.

Sources of Capital

As of December 31, 2003 and 2002, we had the following debt outstanding and cash and cash equivalents:

(In millions)	December 31,
	2003	2002
Credit facilities — domestic	$660.5	$2,056.6
Credit facility — international	50.1	95.7
Senior convertible notes	—	517.6
Liquid Yield Option Notes (a)	—	252.1
Long-term bonds (b)	6,159.4	5,655.9
Other borrowings	195.0	200.7

Total Debt (c)	7,065.0	8,778.6
Less: Cash and cash equivalents	123.3	170.1

	$6,941.7	$8,608.5

(a)	Includes $42.1 million in unamortized fair value purchase accounting adjustment premiums related to the merger with Jacor Communications, Inc. at December 31, 2002.

(b)	Includes $16.8 million and $44.6 million in unamortized fair value purchase accounting adjustment premiums related to the merger with AMFM at December 31, 2003 and 2002, respectively. Also includes $7.0 million and $119.8 million related to fair value adjustments for interest rate swap agreements at December 31, 2003 and 2002, respectively.

(c)	Total face value of outstanding debt was $7.0 billion and $8.7 billion at December 31, 2003 and 2002, respectively.

Domestic Credit Facilities

     We currently have two separate domestic credit facilities. These provide cash for both working capital needs as well as to fund certain acquisitions and refinancing of certain public debt securities.

     The first credit facility is a reducing revolving credit facility, originally in the amount of $2.0 billion. At December 31, 2003, $610.5 million was outstanding and $339.5 million was available for future borrowings. The amount available for future borrowings under this credit facility began reducing on September 30, 2000, with quarterly reductions to continue through the last business day of June 2005. The reductions in amounts available for future borrowings total $109.4 million per quarter in 2004, $131.3 million in the first quarter of 2005 and $381.3 million in the second quarter of 2005.

     The second facility is a $1.5 billion five-year multi-currency revolving credit facility. At December 31, 2003, the outstanding balance was $50.0 million and, taking into account letters of credit of $130.6 million, $1.3 billion was available for future borrowings, with the entire balance to be repaid on August 30, 2005.

     We had a third facility, a $1.5 billion three-year term loan, which we paid down in full and terminated during 2003.

     During the year ended December 31, 2003, we made principal payments totaling $5.0 billion and drew down $3.6 billion on these credit facilities. As of February 29, 2004, the credit facilities’ aggregate outstanding balance was $569.0 million and, taking into account outstanding letters of credit, $1.7 billion was available for future borrowings.

International Credit Facility

     We have a $150.0 million five-year revolving credit facility with a group of international banks. This facility allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provides funds to our international operations for certain working capital needs. At December 31, 2003, $50.1 million was outstanding. This credit facility expires on December 8, 2005.

Liquid Yield Option Notes

     On April 17, 2003, we redeemed all of our 4.75% Liquid Yield Option Notes (“LYONs”), pursuant to a call provision in the indenture governing the LYONs, for $208.2 million. As a result of the redemption, we recognized a non-cash gain on the extinguishment of debt of $41.3 million during the second quarter of 2003 which is recorded in the statement of operations in “Other income (expense) — net”.

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

     On February 10, 2003, we redeemed all of AMFM Operating Inc.’s outstanding 8.125% senior subordinated notes due 2007 for $379.2 million plus accrued interest. On February 18, 2003, we redeemed all of AMFM Operating Inc.’s outstanding 8.75% senior subordinated notes due 2007 for $193.4 million plus accrued interest. The AMFM notes were redeemed pursuant to call provisions in the indentures governing the notes. The redemptions resulted in a $1.7 million gain recorded in “Other income (expense) — net” on the statement of operations.

     On March 17, 2003, we completed a debt offering of $200.0 million 4.625% notes due January 15, 2008. Interest is payable on January 15 and July 15. The aggregate net proceeds of approximately $203.4 million were used to repay borrowings outstanding under our bank credit facilities and to finance the redemption of all of the 4.75% LYONs due 2008.

     On May 1, 2003, we completed a debt offering of $500.0 million 4.25% notes due May 15, 2009. Interest is payable on May 15 and November 15. The aggregate net proceeds of $497.0 million were used to repay borrowings outstanding on the $1.5 billion three-year term loan. In conjunction with the issuance, we entered into an interest rate swap agreement with a $500.0 million notional amount that effectively converts fixed to floating interest at a rate based upon LIBOR.

     On May 21, 2003, we completed a debt offering of $250.0 million 4.40% notes due May 15, 2011 and $250.0 million 4.90% notes due May 15, 2015. Interest is payable on May 15 and November 15 on both series of notes. The aggregate net proceeds of approximately $496.1 million were used to repay borrowings outstanding on the $1.5 billion three-year term loan. Subsequent to the issuance of the 4.40% notes due 2011, we entered into an interest rate swap agreement with a $250.0 million notional amount that effectively floats interest at a rate based upon LIBOR.

     On October 6, 2003, we exercised a call provision on our 7.875% senior notes due June 15, 2005. The redemption price of $842.6 million included the principal of $750.0 million, a premium of $74.4 million and accrued interest of $18.2 million. The redemption was funded with borrowings on our bank credit facilities. Concurrent with the redemption, we terminated a related interest rate swap agreement with a $750.0 million notional amount that effectively floated interest at a rate based upon LIBOR.

     On November 5, 2003, we completed a debt offering of $250.0 million aggregate principal amount of 3.125% senior notes due February 1, 2007. Interest is payable each February 1 and August 1 commencing August 1, 2004. The net proceeds of approximately $249.1 million were used to repay borrowings outstanding on our credit facilities. In conjunction with the issuance of these notes, we entered into an interest rate swap agreement with a $250.0 million notional amount that effectively floats interest at a rate based upon LIBOR.

     On December 2, 2003, we completed a debt offering of $300.0 million aggregate principal amount of 5.0% senior notes due March 15, 2012. Interest is payable each March 15 and September 15 commencing March 15, 2004. The net proceeds of approximately $296.9 million were used to repay borrowings outstanding on our credit facilities. In conjunction with the issuance of these notes, we entered into an interest rate swap agreement with a $300.0 million notional amount that effectively floats interest at a rate based upon LIBOR.

     On February 25, 2004, we redeemed €454.4 million of our 6.5% senior notes due July 7, 2005, for €477.7 million plus accrued interest. As a result of this redemption, we recorded a pre-tax loss of $30.3 million on the early extinguishment of debt. After this redemption, €195.6 million of the 6.5% senior notes remain outstanding. The remaining notes outstanding continue to be designated as a hedge of our net investment in Euro denominated assets. Additionally, on February 25, 2004, we entered into a United States dollar - Eurodollar cross currency swap with a notional amount of €497.0 million. The swap requires us to make fixed interest payments on the Euro notional amount while we receive fixed interest payments on the equivalent U.S. dollar notional amount, all on a semi-annual basis. We have designated the swap as a hedge of our net investment in Euro denominated assets.

Guarantees of Third Party Obligations

     As of December 31, 2003 and 2002, we guaranteed the debt of third parties of approximately $57.2 million and $98.6 million, respectively, primarily related to long-term operating contracts. The third parties’ associated operating assets secure a substantial portion of these obligations. As of February 29, 2004, we have reduced our guarantee of third party debt to $38.6 million.

     At December 31, 2003, we guaranteed the third-party performance under a certain contract for up to approximately $19.3 million that expires in 2004.

Sale of Investments

     During 2003, we received $344.2 million of proceeds related to the sale of a portion of our investment in Univision and other marketable securities transactions. In addition, during 2003, we entered into a five-year secured forward exchange contract with respect to 8.3 million shares of our investment in XM Satellite Radio Holdings. As a result, we received $83.5 million at the inception of the contract.

     On January 12, 2004, we sold our remaining investment in Univision Corporation for $599.4 million in net proceeds. As a result, we recorded a gain of $47.0 million in “Gain (loss) on marketable securities” in the first quarter of 2004.

Disposal of Assets

     During 2003, we received $55.4 million of proceeds related primarily to the sale of an investment in an international outdoor business as well as various broadcasting and outdoor advertising assets.

Shelf Registration

     On March 29, 2002, we filed a Registration Statement on Form S-3 covering a combined $3.0 billion of debt securities, junior subordinated debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units (the “shelf registration statement”). The shelf registration statement also covers preferred securities that may be issued from time to time by our three Delaware statutory business trusts and guarantees of such preferred securities by us. The SEC declared this shelf registration statement effective on April 2, 2002. After the debt offerings of January 9, 2003, March 17, 2003, May 1, 2003, May 21, 2003, November 5, 2003 and December 2, 2003, $450.0 million remains available under this shelf registration statement.

Debt Covenants

     Our only significant covenants relate to leverage and interest coverage contained and defined in the credit facilities. The leverage ratio covenant requires us to maintain a ratio of total debt to EBITDA (as defined by the credit facilities) of less than 5.50x through June 30, 2003 and less than 5.00x from July 1, 2003 through the maturity of the facilities. The interest coverage covenant requires us to maintain a minimum ratio of EBITDA (as defined by the credit facilities) to interest expense of 2.00x. In the event that we do not meet these covenants, we are considered to be in default on the credit facilities at which time the credit facilities may become immediately due. At December 31, 2003, our leverage and interest coverage ratios were 3.2x and 5.8x, respectively. Including our cash and cash equivalents recorded at December 31, 2003, our leverage on a net debt basis was 3.1x. Our bank credit facilities have cross-default provisions among the bank facilities only. No other Clear Channel debt agreements have cross-default or cross-acceleration provisions.

     Additionally, the AMFM long-term bonds contain certain restrictive covenants that limit the ability of AMFM Operating Inc., a wholly-owned subsidiary of Clear Channel, to incur additional indebtedness, enter into certain transactions with affiliates, pay dividends, consolidate, or effect certain asset sales.

     Our $1.5 billion, five-year multi-currency revolving credit facility includes a provision for an increase in fees of 12.5 basis points on borrowings and five basis points on amounts available for future borrowings in the event that both of our long-term debt ratings drop below our current ratings of BBB-/Baa3. Conversely, if our long-term debt ratings improve, we have a proportionate decrease in fees. Our international subsidiary’s $150.0 million international credit facility includes a put option to the Company in the event that our long-term debt ratings fall below BB+/Ba1. We believe there are no other agreements that contain provisions that trigger an event of default upon a change in long-term debt ratings that would have a material impact to our financial statements.

     At December 31, 2003, we were in compliance with all debt covenants. We expect to remain in compliance throughout 2004.

Uses of Capital

Dividends

     On July 23, 2003 and October 23, 2003, our Board of Directors declared a quarterly cash dividend of $0.10 per share on our Common Stock. Two dividend payments of $61.6 million were disbursed, one on October 15, 2003 and the other on January 15, 2004, to shareholders of record at the close of business on September 30, 2003 and December 31, 2003, respectively. Additionally, on February 19, 2004, our Board of Directors declared a quarterly cash dividend of $0.10 per share of our Common Stock to be paid on April 15, 2004 to shareholders of record on March 31, 2004.

Acquisitions

     During the year ended December 31, 2003, we acquired radio stations for $45.9 million in cash and outdoor display faces for $28.3 million in cash. Our outdoor segment also acquired investments in nonconsolidated affiliates for a total of $10.7 million in cash and acquired an additional 10% interest in a subsidiary for $5.1 million in cash. Our live entertainment segment made cash payments of $2.8 million during the year ended December 31, 2003, primarily related to various earn-outs and deferred purchase price consideration on prior year acquisitions. Also, our national representation business acquired new contacts for a total of $42.6 million, of which $12.6 million was paid in cash during the year ended December 31, 2003 and $30.0 million was recorded as a liability at December 31, 2003.

     We intend to continue to acquire certain businesses that fit our strategic goals; however, our primary focus is on reduction of debt. Future acquisitions of media-related assets affected in connection with the implementation of our acquisition strategy are expected to be financed from increased borrowings under our existing credit facilities, additional public equity and debt offerings and cash flow from operations.

Capital Expenditures

     Capital expenditures in 2003 decreased from $548.6 million in 2002 to $378.0 million in 2003. Overall, capital expenditures decreased in 2003 as compared to 2002 due to less integration and consolidation of facilities within our operations as well as less revenue producing capital expenditures during the year ended December 31, 2003 as compared to the year ended December 31, 2002.

(In millions)	Year Ended December 31, 2003 Capital Expenditures
				Corporate
	Radio	Outdoor	Entertainment	and Other	Total
Non-revenue producing	$80.1	$63.4	$27.7	$28.5	$199.7
Revenue producing	—	136.1	42.2	—	178.3

	$80.1	$199.5	$69.9	$28.5	$378.0

     Radio broadcasting capital expenditures declined $35.1 million in 2003 as compared to 2002 as a result of decreased expenditures in 2003 related to consolidation of operations.

     Outdoor advertising capital expenditures decreased $93.1 million in 2003 as compared to 2002 primarily due to fewer revenue producing related capital expenditures.

     Live entertainment capital expenditures increased $6.5 million in 2003 as compared to 2002. Revenue producing related capital expenditures increased during the year due to the construction of new venues, while non-revenue producing project related capital expenditures declined.

     Capital expenditures listed under “Corporate and Other” declined $48.9 million during 2003 as compared to 2002 due to capital expenditures in 2002 related to the completion of a new data and administrative service center which replaced leased locations.

Income Taxes

     During the year ended December 31, 2003, we made cash tax payments of approximately $140.7 million, net of various tax refunds payments. For the prior year period, we made cash tax payments of approximately $43.6 million, which was reduced by $152.0 million related to our utilization of tax net operating loss carryfowards. In addition, for the twelve months ended December 31, 2002, we received approximately $24.6 million related to various tax refund payments.

Commitments, Contingencies and Future Obligations

     In accordance with generally accepted accounting principles in the United States, we do not record the following transactions or obligations on our balance sheet:

  Commitments and Contingencies

     We were among the defendants in a lawsuit filed on June 12, 2002 in the United States District Court for the Southern District of Florida by Spanish Broadcasting System. The plaintiffs alleged that we were in violation of Section One and Section Two of the Sherman Antitrust Act as well as various other claims, such as unfair trade practices and defamation, among other counts. This case was dismissed with prejudice on January 31, 2003. The plaintiffs filed an appeal with the 11th Circuit Court of Appeals and oral argument was held in the case in February 2004. A decision has not yet been issued.

     There are various other lawsuits and claims pending against us. We believe that any ultimate liability resulting from those actions or claims will not have a material adverse effect on our results of operations, financial position or liquidity. Although we have recorded accruals based on our current assumptions of the future liability for these lawsuits, it is possible that future results of operations could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. See also “Item 3. Legal Proceedings” and “Note G — Commitments and Contingencies” in the Notes to Consolidate Financial Statements in Item 8 included elsewhere in this Report.

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

  Future Obligations

     In addition to our scheduled maturities on our debt, we have future cash obligations under various types of contracts. We lease office space, certain broadcast facilities, equipment and the majority of the land occupied by our outdoor advertising structures under long-term operating leases. Some of our lease agreements contain renewal options and annual rental escalation clauses (generally tied to the consumer price index), as well as provisions for our payment of utilities and maintenance.

     We have minimum franchise payments associated with non-cancelable contracts that enable us to display advertising on such media as buses, taxis, trains, bus shelters and terminals. The majority of these contracts contain rent provisions that are calculated as the greater of a percentage of the relevant advertising revenue or a specified guaranteed minimum annual payment. Also, we have non-cancelable contracts in our entertainment operations related to minimum performance payments with artists as well as various other contracts in our radio broadcasting operations related to program rights and music license fees.

     In the normal course of business, our broadcasting operations have minimum future payments associated with employee and talent contracts. These contracts typically contain cancellation provisions that allows us to cancel the contract with good cause.

     The scheduled maturities of our credit facilities, other long-term debt outstanding, future minimum rental commitments under non-cancelable lease agreements, minimum payments under other non-cancelable contracts, payments under employment/talent contracts, and capital expenditure commitments as of December 31, 2003 are as follows:

			Non-
		Other	Cancelable	Non-	Employment
	Credit	Long-Term	Operating	Cancelable	/Talent	Capital
(In thousands)	Facilities	Debt	Leases	Contracts	Contracts	Expenditures	Total
2004	$—	$143,664	$390,343	$744,173	$162,092	$226,525	$1,666,797
2005	660,493	834,450	312,537	454,303	102,266	76,880	2,440,929
2006	50,119	754,205	275,041	326,545	57,744	16,374	1,480,028
2007	—	251,633	252,201	179,910	28,768	4,687	717,199
2008	—	1,317,796	221,499	134,627	17,973	5,198	1,697,093
Thereafter	—	3,052,652	1,319,038	536,755	26,778	519	4,935,742

Total	$710,612	$6,354,400	$2,770,659	$2,376,313	$395,621	$330,183	$12,937,788

Market Risk

Interest Rate Risk

     At December 31, 2003, approximately 30% of our long-term debt, including fixed-rate debt on which we have entered into interest rate swap agreements, bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the year’s average interest rate under these borrowings, it is estimated that our 2003 interest expense would have changed by $43.1 million and that our 2003 net income would have changed by $26.7 million. In the event of an adverse change in interest rates, management may take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this interest rate analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

     At December 31, 2003, we had entered into interest rate swap agreements with a $1.3 billion aggregate notional amount that effectively float interest at rates based upon LIBOR. These agreements expire from February 2007 to March 2012. The fair value of these agreements at December 31, 2003 was an asset of $7.0 million.

Equity Price Risk

     The carrying value of our available-for-sale and trading equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at December 31, 2003 by $178.9 million and would change accumulated comprehensive income (loss) and net income (loss) by $106.8 million and $4.2 million, respectively. At December 31, 2003, we also held $31.6 million of investments that do not have a quoted market price, but are subject to fluctuations in their value. Subsequent to December 31, 2003, we sold $627.7 million of our available-for-sale equity securities

Foreign Currency

     We have operations in countries throughout the world. Foreign operations are measured in their local currencies except in hyper-inflationary countries in which we operate. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. To mitigate a portion of the exposure to risk of international currency fluctuations, we maintain a natural hedge through borrowings in currencies other than the U.S. dollar. This hedge position is reviewed monthly. We currently maintain no derivative instruments to mitigate the exposure to translation and/or transaction risk. However, this does not preclude the adoption of specific hedging strategies in the future. Our foreign operations reported a net income of $.9 million for the year ended December 31, 2003. It is estimated that a 10% change in the value of the U.S. dollar to foreign currencies would change net income for the year ended December 31, 2003 by $.1 million.

     Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of our investments in various countries, all of which are accounted for under the equity method. It is estimated that the result of a 10% fluctuation in the value of the dollar relative to these foreign currencies at December 31, 2003 would change our 2003 equity in earnings of nonconsolidated affiliates by $2.2 million and would change our net income for the year ended December 31, 2003 by approximately $1.4 million. This analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

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

     On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“Statement 146”). Statement 146 addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Terminations Benefits and Other Costs to Exit an Activity.” It also substantially amends EITF Issue No. 88-10, “Costs Associated with Lease Modification or Termination.” Adoption of this statement did not materially impact our financial position or results of operations.

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

     On January 1, 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In addition, on December 24, 2003, the Financial Accounting Standards Board issued a revision of FIN 46 (the“Revised Interpretation”). The Revised Interpretation addresses consolidation of business enterprises of variable interest entities and is effective for variable interest entities for the first fiscal year or interim period ending after March 15, 2004. We do not believe the adoption of FIN 46 will have a material impact on our financial position or results of operations.

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

  Purchase Accounting

     We account for our business acquisitions under the purchase method of accounting. The total cost of acquisitions is allocated to the underlying identifiable net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. In addition, reserves have been established on our balance sheet related to acquired liabilities and qualifying restructuring costs based on assumptions made at the time of acquisition. We evaluate these reserves on a regular basis to determine the adequacies of the amounts.

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

     In the first quarter of 2002, we adopted Statement 142, Goodwill and Other Intangible Assets. In accordance with Statement 142, we tested our FCC licenses for impairment as of January 1, 2002 by comparing their fair value to their carrying value at that date. We recorded an impairment charge of our FCC licenses of approximately $6.0 billion, net of deferred tax of $3.7 billion. We used an income approach to value the FCC licenses. We also recorded an impairment charge of our goodwill of approximately $10.8 billion, net of deferred taxes of $659.1 million. Similar to our test for impairment of FCC licenses, we used the income approach to determine the fair value of our reporting units. The fair value of our reporting units was used to apply value to the net assets of each reporting unit. To the extent that the net assets exceeded the fair value, an impairment charge was recorded. The income approach used for valuing goodwill and FCC licenses involved estimating future cash flows expected to be generated from the related assets, discounted to their present value using a risk-adjusted discount rate. Terminal values were also estimated and discounted to their present value. The fair values calculated were significantly impacted by the assumptions made, which impacted our impairment charge. In accordance with Statement 142, we performed our annual impairment tests as of October 1, 2002 and 2003 on FCC licenses and goodwill. No impairment charges resulted from these tests. We may incur additional impairment charges in future periods under Statement 142 to the extent we do not achieve our expected cash flow growth rates, and to the extent that market values and long-term interest rates in general decrease and increase, respectively.

  Accounting for Investments

     At December 31, 2003, we had $926.4 million recorded as other investments. Other investments are composed primarily of equity securities. These securities are classified as available-for-sale or trading and are carried at fair value based on quoted market prices. Securities are carried at historical value when quoted market prices are unavailable. The net unrealized gains or losses on available-for-sale securities, net of tax, are reported as a separate component of shareholders’ equity. The net unrealized gains or losses on trading securities are reported in the statement of operations. In addition, we hold investments that do not have quoted market prices. We review the value of these investments and record an impairment charge in the statement of operations for any decline in value that is determined to be other-than-temporary. For the years ended December 31, 2003 and 2002, we recorded impairment charges of $7.0 million and $25.3 million, respectively, related to other-than-temporary declines in value of various media companies. In addition, at December 31, 2003, we had $353.1 million recorded as investments accounted for under the equity method. We review the value of these investments and record an impairment charge in the statement of operations for any decline in value that is determined to be other-than-temporary.

  Tax Accruals

     The Internal Revenue Service and other taxing authorities routinely examine our tax returns. From time to time, the IRS challenges certain of our tax positions. We believe our tax positions comply with applicable tax law and we would vigorously defend these positions if challenged. The final disposition of any positions challenged by the IRS could require us to make additional tax payments. We believe that we have adequately accrued for any foreseeable payments resulting from tax examinations and consequently do not anticipate any material impact upon their ultimate resolution. To the extent there are changes in the expected outcome of tax examinations, our effective tax rate in a given financial statement period could be impacted.

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

  Insurance Accruals

     We currently are self-insured beyond certain retention amounts for various insurance coverages, including general liability and property and casualty. Accruals are recorded based on estimates of actual claims filed, historical payouts, existing insurance coverage and projections of future development of costs related to existing claims.

Inflation

     Inflation has affected our performance in terms of higher costs for wages, salaries and equipment. Although the exact impact of inflation is indeterminable, we believe we have offset these higher costs by increasing the effective advertising rates of most of our broadcasting stations and outdoor display faces.

Ratio of Earnings to Fixed Charges

     The ratio of earnings to fixed charges is as follows:

Year Ended December 31,
2003	2002	2001	2000	1999
3.62	2.62	*	2.20	2.04

*	For the year ended December 31, 2001, fixed charges exceeded earnings before income taxes and fixed charges by $1.3 billion.

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

/s/Lowry Mays
Chairman/Chief Executive Officer

/s/Randall T. Mays
Executive Vice President/Chief Financial Officer

/s/Herbert W. Hill, Jr.
Senior Vice President/Chief Accounting Officer

REPORT OF INDEPENDENT AUDITORS

SHAREHOLDERS AND BOARD OF DIRECTORS
CLEAR CHANNEL COMMUNICATIONS, INC.

We have audited the accompanying consolidated balance sheets of Clear Channel Communications, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clear Channel Communications, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note B to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/Ernst & Young LLP

San Antonio, Texas
February 11, 2004, except for Note O, as to which the date is February 25, 2004

CONSOLIDATED BALANCE SHEETS

ASSETS
(In thousands)

	December 31,
	2003	2002
CURRENT ASSETS
Cash and cash equivalents	$123,334	$170,086
Accounts receivable, less allowance of $56,586 in 2003 and $67,338 in 2002	1,703,393	1,584,995
Prepaid expenses	196,494	203,578
Other current assets	162,461	164,836

Total Current Assets	2,185,682	2,123,495
PROPERTY, PLANT AND EQUIPMENT
Land, buildings and improvements	1,635,611	1,519,845
Structures	2,888,834	2,581,414
Towers, transmitters and studio equipment	829,488	743,463
Furniture and other equipment	694,163	629,264
Construction in progress	161,973	227,853

	6,210,069	5,701,839
Less accumulated depreciation	1,949,154	1,459,027

	4,260,915	4,242,812
INTANGIBLE ASSETS
Definite-lived intangibles, net	717,181	761,728
Indefinite-lived intangibles — licenses	11,797,742	11,738,947
Indefinite-lived intangibles — permits	424,640	389,801
Goodwill	7,306,338	7,241,231
OTHER ASSETS
Notes receivable	19,389	21,658
Investments in, and advances to, nonconsolidated affiliates	353,132	542,214
Other assets	361,306	520,423
Other investments	926,368	89,844

Total Assets	$28,352,693	$27,672,153

See Notes to Consolidated Financial Statements

LIABILITIES AND SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	December 31,
	2003	2002
CURRENT LIABILITIES
Accounts payable	$402,289	$345,093
Accrued interest	93,848	71,335
Accrued expenses	941,263	894,166
Current portion of long-term debt	143,664	1,396,532
Deferred income	284,904	277,042
Other current liabilities	26,751	26,471

Total Current Liabilities	1,892,719	3,010,639
Long-term debt	6,921,348	7,382,090
Other long-term obligations	153,311	64,114
Deferred income taxes	3,049,337	2,470,458
Other long-term liabilities	723,676	488,687
Minority interest	58,363	46,073
SHAREHOLDERS’ EQUITY
Preferred Stock — Class A, par value $1.00 per share, authorized 2,000,000 shares, no shares issued and outstanding	—	—
Preferred Stock, — Class B, par value $1.00 per share, authorized 8,000,000 shares, no shares issued and outstanding	—	—
Common Stock, par value $.10 per share, authorized 1,500,000,000 shares, issued 616,321,231 and 613,402,780 shares in 2003 and 2002, respectively	61,632	61,340
Additional paid-in capital	30,950,820	30,868,725
Retained deficit	(15,630,387)	(16,652,789)
Accumulated other comprehensive loss	194,406	(47,798)
Other	(1,293)	(3,131)
Cost of shares (427,971 in 2003 and 302,214 in 2002) held in treasury	(21,239)	(16,255)

Total Shareholders’ Equity	15,553,939	14,210,092

Total Liabilities and Shareholders’ Equity	$28,352,693	$27,672,153

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Revenue	$8,930,899	$8,421,055	$7,970,003
Operating expenses:
Divisional operating expenses (excludes non-cash compensation expense of $1,609, $4,400 and $13,111 in 2003, 2002 and 2001, respectively)	6,488,856	6,052,761	5,866,706
Non-cash compensation expense	5,018	5,436	17,077
Depreciation and amortization	671,338	620,766	2,562,480
Corporate expenses (excludes non-cash compensation expense of $3,409, $1,036 and $3,966 in 2003, 2002 and 2001, respectively)	174,154	176,370	187,434

Operating income (loss)	1,591,533	1,565,722	(663,694)
Interest expense	388,000	432,786	560,077
Gain (loss) on sale of assets related to mergers	—	3,991	(213,706)
Gain (loss) on marketable securities	678,846	(3,096)	25,820
Equity in earnings of nonconsolidated affiliates	22,026	26,928	10,393
Other income (expense) — net	20,959	57,430	152,267

Income (loss) before income taxes and cumulative effect of a change in accounting principle	1,925,364	1,218,189	(1,248,997)
Income tax benefit (expense):
Current	(246,681)	(149,143)	(57,363)
Deferred	(533,092)	(344,223)	162,334

Income (loss) before cumulative effect of a change in accounting principle	1,145,591	724,823	(1,144,026)
Cumulative effect of a change in accounting principle, net of tax of $4,324,446	—	(16,778,526)	—

Net income (loss)	1,145,591	(16,053,703)	(1,144,026)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	132,816	81,740	11,699
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss)	192,323	(101,455)	(141,055)
Unrealized holding gain (loss) on cash flow derivatives	(63,527)	—	—
Adjustment for gains on securities transferred to trading	—	—	(45,315)
Adjustment for gains on shares held prior to mergers	—	(3,982)	—
Adjustment for (gain) loss included in net income	(19,408)	10,369	172,634

Comprehensive income (loss)	$1,387,795	$(16,067,031)	$(1,146,063)

Net income (loss) per common share:
Income (loss) before cumulative effect of a change in accounting principle — Basic	$1.86	$1.20	$(1.93)
Cumulative effect of a change in accounting principle — Basic	—	(27.65)	—

Net income (loss) — Basic	$1.86	$(26.45)	$(1.93)

Income (loss) before cumulative effect of a change in accounting principle — Diluted	$1.85	$1.18	$(1.93)
Cumulative effect of a change in accounting principle — Diluted	—	(26.74)	—

Net income (loss) — Diluted	$1.85	$(25.56)	$(1.93)

See Notes to Consolidated Financial Statement

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share data)						Accumulated
	Common		Additional	Common	Retained	Other
	Shares	Common	Paid-in	Stock	Earnings	Comprehensive		Treasury
	Issued	Stock	Capital	Warrants	(Deficit)	Income (Loss)	Other	Stock	Total
Balances at December 31, 2000	585,766,166	$58,577	$29,558,908	$249,312	$544,940	$(32,433)	$(26,298)	$(5,833)	$30,347,173
Net loss					(1,144,026)				(1,144,026)
Common Stock, stock options and common stock warrants issued for business acquisitions	282,489	28	18,205					(89)	18,144
Purchase of treasury shares								(9,000)	(9,000)
Conversion of Liquid Yield Option Notes	3,868,764	387	259,364						259,751
Exercise of stock options and common stock warrants	8,353,014	835	479,749	(236,939)			(2,138)	(324)	241,183
Amortization and adjustment of deferred compensation			4,690				20,218	(33)	24,875
Currency translation adjustment						11,699			11,699
Unrealized gains (losses) on investments						(13,736)			(13,736)

Balances at December 31, 2001	598,270,433	59,827	30,320,916	12,373	(599,086)	(34,470)	(8,218)	(15,279)	29,736,063
Net loss					(16,053,703)				(16,053,703)
Common Stock and stock options issued for business acquisitions	11,955,946	1,195	477,652						478,847
Conversion of Notes	213		17						17
Exercise of stock options, common stock warrants and other	3,176,188	318	67,039	(12,373)			(166)	(770)	54,048
Amortization and adjustment of deferred compensation			3,101				5,253	(206)	8,148
Currency translation adjustment						81,740			81,740
Unrealized gains (losses) on investments						(95,068)			(95,068)

Balances at December 31, 2002	613,402,780	61,340	30,868,725	—	(16,652,789)	(47,798)	(3,131)	(16,255)	14,210,092

Net income					1,145,591				1,145,591
Dividends declared					(123,189)				(123,189)
Exercise of stock options and other	2,918,451	292	80,334					(4,464)	76,162
Amortization and adjustment of deferred compensation			1,761				1,838	(520)	3,079
Currency translation adjustment						132,816			132,816
Unrealized gains (losses) on cash flow derivatives						(63,527)			(63,527)
Unrealized gains (losses) on investments						172,915			172,915

Balances at December 31, 2003	616,321,231	$61,632	$30,950,820	$—	$(15,630,387)	$194,406	$(1,293)	$(21,239)	$15,553,939

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,145,591	$(16,053,703)	$(1,144,026)
Reconciling Items:
Cumulative effect of a change in accounting principle, net of tax	—	16,778,526	—
Depreciation	533,181	483,656	594,104
Amortization of intangibles	138,157	137,110	1,968,376
Deferred taxes	533,092	344,223	(162,334)
Amortization of deferred financing charges, bond premiums and accretion of note discounts, net	5,486	13,132	13,220
Amortization of deferred compensation	5,018	5,436	17,077
(Gain) loss on sale of operating and fixed assets	(3,932)	(37,145)	(165,943)
(Gain) loss on sale of available-for-sale securities	(31,862)	—	32,684
(Gain) loss on sale of other investments	(650,315)	20,689	22,927
(Gain) loss on sale of assets related to mergers	—	(3,991)	213,706
(Gain) loss on forward exchange contract	17,164	(29,536)	(68,825)
(Gain) loss on trading securities	(13,833)	11,943	(12,606)
Equity in earnings of nonconsolidated affiliates	(22,026)	(26,928)	(6,695)
Increase (decrease) other, net	(37,184)	(25,597)	4,112
Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease (increase) in accounts receivable	(112,600)	(59,027)	107,278
Decrease (increase) in prepaid expenses	7,084	(40,295)	4,927
Decrease (increase) in other current assets	(11,092)	15,620	8,522
Increase (decrease) in accounts payable, accrued expenses and other liabilities	111,632	189,383	(438,466)
Increase (decrease) in accrued interest	22,513	(22,363)	(19,739)
Increase (decrease) in deferred income	2,152	30,747	12,250
Increase (decrease) in accrued income taxes	39,179	15,814	(370,962)

Net cash provided by operating activities	1,677,405	1,747,694	609,587

See Notes to Consolidated Financial Statements

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM INVESTING ACTIVITIES:
Liquidation of restricted cash	—	4,665	577,211
(Increase) decrease in notes receivable, net	2,269	11,937	(5,228)
Decrease (increase) in investments in, and advances to nonconsolidated affiliates — net	13,735	2,527	(44,052)
Purchase of other investments	(7,543)	(2,049)	(892)
Proceeds from sale of available-for-sale-securities	344,206	35,623	919,999
Purchases of property, plant and equipment	(377,970)	(548,642)	(598,388)
Proceeds from disposal of assets	55,354	95,228	88,464
Proceeds from divestitures placed in restricted cash	—	25,303	51,000
Acquisition of operating assets	(105,381)	(217,628)	(666,567)
Acquisition of operating assets with restricted cash	—	(23,583)	(367,519)
Decrease (increase) in other — net	(17,926)	(10,608)	136,246

Net cash provided by (used in) investing activities	(93,256)	(627,227)	90,274
CASH FLOWS FROM FINANCING ACTIVITIES:
Draws on credit facilities	3,729,164	3,678,390	2,550,419
Payments on credit facilities	(5,192,297)	(3,151,164)	(4,316,446)
Proceeds from long-term debt	2,546,890	—	744,105
Payments on long-term debt	(2,875,937)	(1,707,688)	(10,210)
Proceeds from extinguishment of derivative agreement	83,752	—	—
Proceeds from forward exchange contract	83,519	—	90,826
Proceeds from exercise of stock options, stock purchase plan and common stock warrants	55,574	75,337	208,351
Dividends paid	(61,566)	—	—
Payments for purchase of treasury shares	—	—	(9,000)

Net cash used in financing activities	(1,630,901)	(1,105,125)	(741,955)

Net (decrease) increase in cash and cash equivalents	(46,752)	15,342	(42,094)
Cash and cash equivalents at beginning of year	170,086	154,744	196,838

Cash and cash equivalents at end of year	$123,334	$170,086	$154,744

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for:
Interest	$350,104	$432,246	$555,669
Income taxes	140,674	43,627	542,116

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — SUMMARY OF
SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Clear Channel Communications, Inc., incorporated in Texas in 1974, is a diversified media company with three principal business segments: radio broadcasting, outdoor advertising and live entertainment. The Company’s radio broadcasting segment owns, programs and sells airtime generating revenue from the sale of national and local advertising. The Company’s outdoor advertising segment owns or operates advertising display faces domestically and internationally. Finally, the Company’s live entertainment segment is in the business of promoting, producing and operating venues for live entertainment events.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries, substantially all of which are wholly-owned. Significant intercompany accounts have been eliminated in consolidation. Investments in nonconsolidated affiliates are accounted for using the equity method of accounting. Certain amounts in prior years have been reclassified to conform to the 2003 presentation.

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

Purchase Accounting
The Company accounts for its business acquisitions under the purchase method of accounting. The total cost of acquisitions is allocated to the underlying identifiable net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. In addition, reserves have been established on the Company’s balance sheet related to acquired liabilities and qualifying restructuring costs based on assumptions made at the time of acquisition. The Company evaluates these reserves on a regular basis to determine the adequacies of the amounts.

Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method at rates that, in the opinion of management, are adequate to allocate the cost of such assets over their estimated useful lives, which are as follows:

Buildings and improvements — 10 to 39 years
Structures — 5 to 40 years
Towers, transmitters and studio equipment — 7 to 20 years
Furniture and other equipment — 3 to 20 years
Leasehold improvements — generally life of lease

Expenditures for maintenance and repairs are charged to operations as incurred, whereas expenditures for renewal and betterments are capitalized.

The Company tests for possible impairment of property, plant, and equipment whenever events or changes in circumstances, such as a reduction in operating cash flow or a dramatic change in the manner that the asset is intended to be used indicate that the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the undiscounted cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the undiscounted cash flow amount, an impairment charge is recorded in depreciation expense in the statement of operations for amounts necessary to reduce the carrying value of the asset to fair value.

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

The Company tests for possible impairment of definite-lived intangible assets whenever events or changes in circumstances, such as a reduction in operating cash flow or a dramatic change in the manner that the asset is intended to be used indicate that the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the undiscounted cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the undiscounted cash flow amount, an impairment charge is recorded in amortization expense in the statement of operations for amounts necessary to reduce the carrying value of the asset to fair value.

At least annually, the Company performs its impairment test for indefinite-lived intangibles and goodwill using a discounted cash flow model to determine the assets’ fair value. Certain assumptions are used in determining the fair value, including assumptions about the cash flow growth rates of the Company’s businesses. Additionally, the fair values are significantly impacted by macro-economic factors including market multiples and long-term interest rates that exist at the time that the discounted cash flows models are prepared. Impairment charges, other than the charge taken under the transitional rules of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, are recorded in amortization expense in the statement of operations.

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

Financial Instruments
Due to their short maturity, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities, and short-term borrowings approximated their fair values at December 31, 2003 and 2002.

Income Taxes
The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not that some portion or all of the asset will not be realized. As all earnings from the Company’s foreign operations are permanently reinvested and not distributed, the Company’s income tax provision does not include additional U.S. taxes on foreign operations. It is not practical to determine the amount of federal income taxes, if any, that might become due in the event that the earnings were distributed.

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

Barter transactions represent the exchange of airtime, display space or tickets for merchandise or services. These transactions are generally recorded at the fair market value of the airtime, display space or tickets relinquished or the fair value of the merchandise or services received. Revenue is recognized on barter and trade transactions when the advertisements are broadcasted or displayed, or the tickets are exchanged. Expenses are recorded when the merchandise or service received is utilized. Barter and trade revenues for the years ended December 31, 2003, 2002 and 2001, were approximately $170.3 million, $144.4 million and $103.6 million, respectively, and are included in total revenues. Barter and trade expenses for the years ended December 31, 2003, 2002 and 2001, were approximately $167.8 million, $145.9 million and $101.9 million, respectively, and are included in divisional operating expenses.

The Company believes that the credit risk, with respect to trade receivables is limited due to the large number and the geographic diversification of its customers.

Derivative Instruments and Hedging Activities
Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, (“Statement 133”), requires the Company to recognize all of its derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting. The Company accounts for its derivative instruments that are not designated as hedges at fair value, with changes in fair value recorded in earnings. The Company does not enter into derivative instruments for speculation or trading purposes.

The Company has two types of hedges, fair value and cash flow hedges. The Company’s interest rate swap agreements are fair value hedges which the Company accounts for using the short-cut method in accordance with Statement 133. These agreements involve the exchange of amounts based on fixed interest rates for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment to interest expense related to the debt. The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are recognized in these consolidated financial statements.

The Company’s cash flow hedge is a net purchased option used to limit the Company’s exposure to and benefit from price fluctuations in XM Satellite Radio Holdings, Inc. (“XMSR”) over the term of a secured forward exchange contract. Under this contract, the Company received an initial payment based upon the fair value of XMSR at inception of the contract and requires the Company to deliver XMSR shares or cash at maturity of the contract. The net purchased option meets the criteria in Statement 133 Implementation Issue G20, Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge, and is recorded at fair value in the consolidated balance sheet with changes in fair value recorded to other comprehensive income. No amounts are expected to be reclassified into earnings during the term of the contract.

The Company has entered into an additional secured forward exchange contract involving its investment in American Tower Corporation (“AMT”) that meets the definition of a derivative instrument under Statement 133. Under this contract, the Company received an initial payment based upon the fair value of AMT at inception of the contract and requires the Company to deliver AMT shares or cash at maturity of the contract. The contract limits the Company’s exposure to and benefits from price fluctuations in AMT over the term of the contract. The contract is recorded at fair value in the consolidated balance sheet with changes in fair value recorded to “Gain (loss) on marketable securities” in the consolidated statements of operations.

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

Advertising Expense
The Company records advertising expense as it is incurred. Advertising expenses of $294.0 million, $256.4 million and $228.5 million were recorded during the year ended December 31, 2003, 2002 and 2001, respectively.

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

(In thousands, except per share data)

	2003	2002	2001
Net income (loss) before extraordinary item
As reported	$1,145,591	$724,823	$(1,144,026)
Pro form stock compensation expense, net of tax	(43,788)	(52,611)	(49,469)

Pro Forma	$1,101,803	$672,212	$(1,193,495)
Net income (loss) before extraordinary item per common share
Basic:
As reported	$1.86	$1.20	$(1.93)
Pro Forma	$1.79	$1.11	$(2.02)
Diluted:
As reported	$1.85	$1.18	$(1.93)
Pro Forma	$1.78	$1.10	$(2.02)

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

On January 1, 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In addition, on December 24, 2003, the Financial Accounting Standards Board issued a revision of FIN 46 (the“Revised Interpretation”). The Revised Interpretation addresses consolidation of business enterprises of variable interest entities and is effective for variable interest entities for the first fiscal year or interim period ending after March 15, 2004. The Company does not believe the adoption of FIN 46 will have a material impact on the Company’s financial position or results of operations.

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

The following table presents the impact of Statement 142 on net earnings (loss) and net earnings (loss) per share as if the standard had been in effect for the year ended December 31, 2001:

(In thousands, except per share data)	2001
Adjusted net income (loss):
Reported net income (loss)	$(1,144,026)
Add back: goodwill amortization	894,467
Add back: license amortization	888,781
Tax impact	(390,633)

Adjusted net income	$248,589

Basic earnings (loss) per share:
Reported net income (loss)	$(1.93)
Add back: goodwill amortization	1.51
Add back: license amortization	1.50
Tax impact	(.66)

Adjusted earnings per share- Basic	$.42

Diluted earnings (loss) per share:
Reported net income (loss)	$(1.93)
Anti-dilutive adjustment	.04
Add back: goodwill amortization	1.48
Add back: license amortization	1.47
Tax impact	(.65)

Adjusted earnings per share- Diluted	$.41

Definite-lived Intangibles
The Company has definite-lived intangible assets recorded that continue to be amortized in accordance with Statement 142. These assets consist primarily of transit and street furniture contracts and other contractual rights in the outdoor segment, talent and program right contracts in the radio segment, and in the Company’s other segment, representation contracts for non-affiliated television and radio stations, all of which are amortized over the respective lives of the agreements. Other definite-lived intangible assets are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. In accordance with the transitional requirements of Statement 142, the Company reassessed the useful lives of these intangibles and made no material changes to their useful lives. The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at December 31, 2003 and 2002:

(In thousands)	2003		2002
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Transit, street furniture, and other outdoor contractual rights	$655,775	$289,821	$600,221	$228,037
Talent contracts	202,161	132,421	212,326	112,259
Representation contracts	238,951	62,678	197,636	37,846
Other	213,506	108,292	219,410	89,723

Total	$1,310,393	$593,212	$1,229,593	$467,865

Total amortization expense from definite-lived intangible assets for the years ended December 31, 2003, 2002 and 2001 was $138.2 million, $137.1 million and $185.1 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets that exist at December 31, 2003:

(In thousands)
2004	$133,322
2005	114,413
2006	96,068
2007	65,742
2008	55,525

As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, amortization expense may vary.

Indefinite-lived Intangibles
The Company’s indefinite-lived intangible assets consist of FCC broadcast licenses and billboard permits. FCC broadcast licenses are granted to both radio and television stations for up to eight years under the Telecommunications Act of 1996. The Act requires the FCC to renew a broadcast license if: it finds that the station has served the public interest, convenience and necessity; there have been no serious violations of either the Communications Act of 1934 or the FCC’s rules and regulations by the licensee; and there have been no other serious violations which taken together constitute a pattern of abuse. The licenses may be renewed indefinitely at little or no cost. The Company does not believe that the technology of wireless broadcasting will be replaced in the foreseeable future. The Company’s billboard permits are issued in perpetuity by state and local governments and are transferable or renewable at little or no cost. Permits typically include the location for which the permit allows the Company the right to operate an advertising structure. The Company’s permits are located on either owned or leased land. In cases where the Company’s permits are located on leased land, the leases are typically from 10 to 30 years and renew indefinitely, with rental payments generally escalating at an inflation based index. If the Company loses its lease, the Company will typically obtain permission to relocate the permit or bank it with the municipality for future use.

In accordance with Statement 142, the Company does not amortize its FCC broadcast licenses or billboard permits. The Company tests these indefinite-lived intangible assets for impairment at least annually. The following table presents the carrying amount for each major class of indefinite-lived intangible assets at December 31, 2003 and 2002:

(In thousands)	2003	2002
FCC Licenses	$11,797,742	$11,738,947
Billboard Permits	424,460	389,801

Total	$12,222,202	$12,128,748

In accordance with Statement 142, the Company tested these indefinite-lived intangible assets for impairment as of January 1, 2002 by comparing their fair value to their carrying value at that date. The test resulted in no impairment to the Company’s billboard permits. However, the Company recognized impairment on its FCC licenses of approximately $6.0 billion, net of deferred tax of $3.7 billion, which was recorded as a component of the cumulative effect of a change in accounting principle during the first quarter of 2002. The Company used the income approach to value FCC licenses, which involved estimating future cash flows expected to be generated from the licenses, discounted to their present value using a risk-adjusted discount rate. Terminal values were also estimated and discounted to their present value. In estimating future cash flows, the Company took into account the economic slow down in the radio industry at the end of 2001, coupled with the economic impact of the events of September 11th. The Company performed subsequent impairment tests at October 1, 2003 and 2002, which resulted in no further impairment charge.

Goodwill
Statement 142 requires the Company to test goodwill for impairment using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The Company completed the two-step impairment test during the first quarter of 2002. As a result of this test, the Company recognized impairment of approximately $10.8 billion, net of deferred taxes of $659.1 million related to tax deductible goodwill, as a component of the cumulative effect of a change in accounting principle during the first quarter of 2002. Consistent with the Company’s approach to fair valuing FCC licenses, the income approach was used to determine the fair value of each of the Company’s reporting units. Throughout 2001, unfavorable economic conditions persisted in the industries that the Company serves, which caused its customers to reduce the number of advertising dollars spent on the Company’s media inventory and live entertainment events as compared to prior periods. These conditions adversely impacted the cash flow projections used to determine the fair value of each reporting unit, resulting in the write-off of a portion of goodwill. The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the years ended December 31, 2003 and 2002:

(In thousands)	Radio	Outdoor	Entertainment	Other	Total
Balance as of December 31, 2001	$9,756,750	$4,216,618	$4,267,820	$26,118	$18,267,306
Acquisitions	15,581	414,054	16,353	1,753	447,741
Dispositions	(2,529)	(1,851)	—	—	(4,380)
Foreign currency	—	43,579	1,767	—	45,346
Adjustments	(64,539)	688	84	871	(62,896)
Impairment loss related to the adoption of FAS 142 (pre-tax)	(3,289,117)	(4,032,122)	(4,130,647)	—	(11,451,886)

Balance as of December 31, 2002	$6,416,146	$640,966	$155,377	$28,742	$7,241,231
Acquisitions	3,582	15,982	2,773	—	22,337
Dispositions	—	(894)	—	—	(894)
Foreign currency	—	48,392	1,422	—	49,814
Adjustments	(537)	6,369	(11,982)	—	(6,150)

Balance as of December 31, 2003	$6,419,191	$710,815	$147,590	$28,742	$7,306,338

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

NOTE C — BUSINESS ACQUISITIONS

2003 Acquisitions:

During 2003 the Company acquired 16 radio stations in ten markets for $45.9 million in cash. The Company also acquired 727 outdoor display faces in eight domestic markets and 1,906 display faces in four international markets for a total of $28.3 million in cash. The Company’s outdoor segment also acquired investments in nonconsolidated affiliates for a total of $10.7 million in cash and acquired an additional 10% interest in a subsidiary for $5.1 million in cash. The Company’s live entertainment segment made cash payments of $2.8 million during the year ended December 31, 2003, primarily related to various earn-outs and deferred purchase price consideration on prior year acquisitions. Also, the Company’s national representation business acquired new contracts for a total of $42.6 million, of which $12.6 million was paid in cash during the year ended December 31, 2003 and $30.0 million was recorded as a liability at December 31, 2003.

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

Ackerley operated approximately 6,000 outdoor displays in the Boston, Seattle and Portland, Oregon metropolitan markets. In addition, Ackerley owned the FCC licenses of 16 television stations and provided some or all of the programming and sales for two other television stations. Ackerley also owned four radio stations in Seattle and provided sales and other services to one additional radio station. The merger allowed the Company to enter Boston, Seattle and Portland, Oregon, three of the top 25 U.S. outdoor advertising markets. Seattle is also a top 25 U.S. radio market where the Company had no presence. In addition, the acquisition enabled the Company to offer advertisers more cross-platform advertising opportunities, as the Company had radio broadcasting operations, outdoor advertising operations or live entertainment venue presence in 15 of Ackerley’s 18 television markets.

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

Included in intangible assets is approximately $229.4 million and $194.8 million, for FCC licenses and billboard permits, respectively, which are not subject to amortization and $.5 million of definite-lived intangibles. Also included in intangible assets is $361.0 million of goodwill, of which $.4 million, $358.9 million, and $1.7 million were assigned to the radio, outdoor and other reporting segments, respectively.

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

2001 Acquisitions:

During 2001, the Company acquired substantially all of the assets of 183 radio stations, approximately 6,900 additional outdoor display faces and certain music, sports and racing events, promotional assets and sports talent representation contracts. The Company also acquired two television stations, both of which we had previously been operating under a local marketing agreement, national representation contracts, and other assets. In addition, the Company exchanged one television license for two television licenses and $10.0 million of cash that was placed in a restricted trust for future acquisitions. The exchange was accounted for at fair value, resulting in a gain of $168.0 million, which was recorded in “Other income (expense) — net”. The Company’s 2001 acquisitions resulted in additional licenses and goodwill of approximately $1.2 billion, including $233.7 million relating to non-cash asset exchanges.

Acquisition Summary

The following is a summary of the assets and liabilities acquired and the consideration given for all acquisitions made during 2003 and 2002:

(In thousands)
	2003	2002
Property, plant and equipment	$14,607	$178,836
Accounts receivable	210	50,693
Goodwill and FCC licenses	72,598	964,953
Investments	11,993	2,176
Other assets	12,492	65,888

	111,900	1,262,546
Long-term debt	—	(318,970)
Other liabilities	(6,568)	(114,141)
Deferred tax	49	(95,224)
Ackerley shares held prior to merger	—	(14,153)
Common stock issued	—	(478,847)

	(6,519)	(1,021,335)

Total cash consideration	105,381	241,211
Less: Restricted cash used	—	(23,583)

Cash paid for acquisitions	$105,381	$217,628

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

Restructuring

As a result of the Company’s merger with The Ackerley Group, Inc. (“Ackerley”) in June 2002, the Company recorded a $40.0 million accrual related to the restructuring of Ackerley’s operations. Of the $40.0 million, $19.0 million is related to severance and $21.0 million is related to lease terminations. The Ackerley corporate office closed in July 2002. Also, in connection with the Company’s mergers in 2000 with SFX and AMFM, the Company restructured the SFX and AMFM operations. The AMFM corporate offices in Dallas and Austin, Texas were closed on March 31, 2001 and a portion of the SFX corporate office in New York was closed on June 30, 2001. Other operations of AMFM have either been discontinued or integrated into existing similar operations. As of December 31, 2003, the restructuring has resulted in the actual termination of approximately 780 employees and the pending termination of approximately 20 more employees. The Company has recorded a liability in purchase accounting for Ackerley, SFX and AMFM, primarily related to severance for terminated employees and lease terminations as follows:

(In thousands)	2003	2002	2001
Severance and lease termination costs:
Accrual at January 1	$73,573	$53,182	$84,291
Estimated costs charged to restructuring accrual in purchase accounting	—	40,043	—
Adjustments to restructuring accrual	—	(4,162)	41,624
Payments charged against restructuring accrual	(16,433)	(15,490)	(72,733)

Remaining severance and lease termination accrual at December 31	$57,140	$73,573	$53,182

The remaining severance and lease accrual is comprised of $39.2 million of severance and $17.9 million of lease termination. The severance accrual includes amounts that will be paid over the next several years related to deferred payments to former employees as well as other compensation. The lease termination accrual will be paid over the next five years. During 2003, $5.6 million was paid and charged to the restructuring reserve related to severance. The Company made adjustments to finalize the purchase price allocation for both the AMFM and SFX mergers during 2001 and the purchase price allocation related to the Ackerley merger was finalized in 2003. All adjustments have been made, and any future potential excess reserves will be recorded as an adjustment to the purchase price.

In addition to the restructuring described above, the Company restructured its outdoor advertising operations in France during the second quarter of 2003. As a result, the Company has recorded a $13.8 million accrual in divisional operating expenses. Of the $13.8 million, $12.5 million is related to severance and $1.3 million is related to lease terminations and consulting costs. As of December 31, 2003, this accrual balance was $4.8 million. This restructuring has resulted in the termination of 134 employees.

NOTE D — INVESTMENTS

The Company’s most significant investments in nonconsolidated affiliates are listed below:

Australian Radio Network

The Company owns a fifty-percent (50%) interest in Australian Radio Network (“ARN”), an Australian company that owns and operates radio stations in Australia and New Zealand, a narrowcast radio broadcast service and a radio representation company in Australia.

Hispanic Broadcasting Corporation

On September 22, 2003, Univision Communications, Inc. (“Univision”), a Spanish language media group, completed its acquisition of Hispanic Broadcasting Corporation (“HBC”), in a stock-for-stock merger. Pursuant to the terms of the merger agreement, each share of HBC converted into 0.85 of a share of Univision. As a result, the Company received approximately 24.1 million shares of Univision in exchange for its investment in HBC. Prior to the merger of HBC with Univision, the Company owned 26 percent of HBC and accounted for its investment under the equity method of accounting. After the merger, the Company accounts for its investment as an available-for-sale security, as it now owns less than 20 percent of Univision.

Grupo ACIR Comunicaciones

The Company owns a forty-percent (40%) interest in Grupo ACIR Comunicaciones (“ACIR”), a Mexican radio broadcasting company. ACIR owns and operates radio stations throughout Mexico.

Clear Media

The Company owns 48.1% of the total number of shares of Hainan White Horse Advertising Media Investment Co. Ltd. (“Clear Media”), formerly known as White Horse, a Chinese company that operates street furniture displays throughout China. At December 31, 2003, the fair market value of the Company’s shares of Clear Media was $157.0 million.

Summarized Financial Information

The following table summarizes the Company’s investments in these nonconsolidated affiliates:

				Clear	All
(In thousands)	ARN	HBC	ACIR	Media	Others	Total
At December 31, 2002	$86,073	$175,700	$52,138	$64,888	$163,415	$542,214
Acquisition (disposition) of investments	—	—	—	—	(33,423)	(33,423)
Transfers (to) from cost investments and other reclasses	—	(183,312)	—	—	(34,658)	(217,970)
Additional investment, net	(2,758)	282	—	6,860	(8,126)	(3,742)
Equity in net earnings (loss)	9,964	7,330	2,524	5,342	(9,127)	16,033
Foreign currency transaction adjustment	(5,464)	—	—	—	—	(5,464)
Foreign currency translation adjustment	35,382	—	(406)	167	20,341	55,484

At December 31, 2003	$123,197	$—	$54,256	$77,257	$98,422	$353,132

The above investments are not consolidated, but are accounted for under the equity method of accounting, whereby the Company records its investments in these entities in the balance sheet as “Investments in, and advances to, nonconsolidated affiliates.” The Company’s interests in their operations are recorded in the statement of operations as “Equity in earnings of nonconsolidated affiliates”. Other income derived from transactions with nonconsolidated affiliates consists of interest income of $6.0 million in 2003, $5.1 million in 2002 and $3.7 million in 2001, and are recorded in the statement of operations as “Equity in earnings of nonconsolidated affiliates.” Accumulated undistributed earnings included in retained deficit for these investments were $83.5 million, $67.5 million and $45.7 million for December 31, 2003, 2002 and 2001, respectively.

The Company conducts business with certain of its equity method investees in the ordinary course of business. Transactions relate to venue rentals, management fees, sponsorship revenue, and reimbursement of certain costs. In 2003, payments made to and received from these equity investees for services rendered for these business ventures were approximately $3.9 million and $6.6 million, respectively. It is the Company’s opinion, that these transactions were recorded at fair value.

Other Investments

Other investments of $926.4 million and $89.8 million at December 31, 2003 and 2002, respectively, include marketable equity securities classified as follows:

(In thousands)	Fair	Unrealized
Investments	Value	Gains	(Losses)	Net	Cost
2003
Available-for sale	$861,047	$269,722	$—	$269,722	$591,325
Trading	33,677	14,496	—	14,496	19,181
Other cost investments	31,644	—	—	—	31,644

Total	$926,368	$284,218	$—	$284,218	$642,150

(In thousands)	Fair	Unrealized
Investments	Value	Gains	(Losses)	Net	Cost
2002
Available-for sale	$54,430	$1,444	$(11,440)	$(9,996)	$64,426
Trading	7,097	663	—	663	6,434
Other cost investments	28,317	—	—	—	28,317

Total	$89,844	$2,107	$(11,440)	$(9,333)	$99,177

Accumulated net unrealized gain (loss) on available-for-sale securities, net of tax, of $106.3 million and $(3.1) million were recorded in shareholders’ equity in “Accumulated other comprehensive income (loss)” at December 31, 2003 and 2002, respectively. The net unrealized gain (loss) on trading securities of $13.8 million and $(11.9) million for the year ended December 31, 2003 and 2002, respectively, is recorded on the statement of operations in “Gain (loss) on marketable securities”. Other cost investments include various investments in companies for which there is no readily determinable market value.

During 2003 an unrealized gain of $657.3 million was recorded on the statement of operations in “Gain (loss) on marketable securities” related to the exchange of the Company’s HBC investment, which had been accounted for as an equity method investment, for Univision Communications Inc. shares, which were recorded as an available-for-sale cost investment. On September 22, 2003, Univision completed its acquisition of HBC in a stock-for-stock merger. As a result, the Company received shares of Univision, which were recorded on the balance sheet at the date of the merger at their fair value. In addition, on September 23, 2003, the Company sold a portion of our Univision investment, which resulted in a realized pre-tax book loss of $6.4 million. Also, during 2003, the Company recorded an impairment charge on a radio technology investment for $7.0 million due to a decline in its market value that was considered to be other-than-temporary.

During 2002, an unrealized loss of $25.3 million was recorded on the statement of operations in “Gain (loss) on marketable securities” related to the impairment of investment in a media company that had declines in its market value that was considered to be other-than-temporary. Also during 2002, realized gains of $4.0 million, $4.6 million and $2.8 million were recorded on the statement of operations in “Gain (loss) on sale of assets related to mergers”, “Gain (loss) on marketable securities” and “Other income expense - net”, respectively. Finally, during 2002, the Company cancelled its investment of $14.2 million in Ackerley common shares as part of the consideration paid in that merger.

NOTE E — LONG-TERM DEBT

Long-term debt at December 31, 2003 and 2002 consisted of the following:

(In thousands)	December 31,
	2003	2002
Bank credit facilities	$710,612	$2,152,265
Senior Notes:
2.625% Convertible Notes Due 2003	—	517,581
7.25% Senior Notes Due 2003	—	736,975
7.875% Notes Due 2005	—	750,000
6.5% Notes (denominated in Euro) Due 2005	818,805	681,603
6.0% Senior Notes Due 2006	750,000	750,000
3.125% Senior Notes Due 2007	250,000	—
4.625% Senior Notes Due 2008	500,000	—
6.625% Senior Notes Due 2008	125,000	125,000
4.25% Senior Notes Due 2009	500,000	—
7.65% Senior Notes Due 2010	750,000	750,000
4.40% Senior Notes Due 2011	250,000	—
5.0% Senior Notes Due 2012	300,000	—
5.75% Senior Notes Due 2013	500,000	—
4.9% Senior Notes Due 2015	250,000	—
6.875% Senior Debentures Due 2018	175,000	175,000
7.25% Debentures Due 2027	300,000	300,000
Original issue (discount) premium	(4,479)	—
Fair value adjustments related to interest rate swaps	7,021	119,844
Liquid Yield Option Notes	—	252,133
Various subsidiary level notes	688,097	1,272,746
Other long-term debt	194,956	195,475

	7,065,012	8,778,622
Less: current portion	143,664	1,396,532

Total long-term debt	$6,921,348	$7,382,090

The bank credit facilities are supported by a limited subsidiary guaranty and a pledged intercompany note from AMFM Operating Inc., a wholly-owned subsidiary of the Company. The limited subsidiary guaranty guarantees and the pledged intercompany note secures a portion of the credit facility obligations. At December 31, 2003 the amounts of the limited subsidiary guaranty and pledged intercompany note were $1.0 billion and $300.0 million, respectively. AMFM Operating Inc.’s 8% senior notes due 2008 are unsecured obligations of AMFM Operating Inc. and rank equally in right of payment to the extent of the aforementioned guaranty of the Company’s bank credit facilities, and senior in right of payment to on all other unsecured indebtedness of AMFM Operating Inc.

Bank Credit Facilities

The Company has two separate domestic bank credit facilities. Interest rates for each facility are based upon a prime, LIBOR, or Federal Funds rate selected at the Company’s discretion, plus a margin. The first facility is a reducing revolving line of credit, originally in the amount of $2.0 billion that matures June 30, 2005. Beginning September 30, 2000, commitments under this facility began reducing on a quarterly basis and as a result, principal repayments may be required to the extent borrowings would otherwise exceed the available level of commitments. The reductions in amounts available for future borrowings total $109.4 million per quarter in 2004, $131.3 million in the first quarter of 2005 and $381.3 million in the second quarter of 2005. At December 31, 2003, $610.5 million was outstanding and $339.5 million was available for future borrowings. There were no outstanding letters of credit under this facility.

The second facility is a $1.5 billion, five-year multi-currency revolving credit facility. At December 31, 2003, the outstanding balance was $50.0 million and, taking into account letters of credit of $130.6 million, $1.3 billion was available for future borrowings, with the entire balance to be repaid on August 30, 2005.

The Company has a $150.0 million five-year revolving credit facility with a group of international banks. This facility allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provides funds to the Company’s international operations for certain working capital needs. At December 31, 2003, $50.1 million was outstanding. This credit facility expires on December 8, 2005.

At December 31, 2003, interest rates on the bank credit facilities varied from 1.55% to 1.57% on borrowings denominated in US dollars and from 1.44% to 5.45% on borrowings in other currencies.

Senior Notes

On January 9, 2003, the Company completed a debt offering of $300.0 million 4.625% notes due January 15, 2008 and $500.0 million 5.75% notes due January 15, 2013. Interest is payable on January 15 and July 15 on both series of notes. The aggregate net proceeds of approximately $791.2 million were used to repay borrowings outstanding under the Company’s bank credit facilities and to finance the redemption of AMFM Operating, Inc.’s outstanding 8.125% senior subordinated notes due 2007 and 8.75% senior subordinated notes due 2007 as described below.

On March 17, 2003, the Company completed a debt offering of $200.0 million 4.625% notes due January 15, 2008. Interest is payable on January 15 and July 15. The aggregate net proceeds of approximately $203.4 million were used to repay borrowings outstanding under the Company’s bank credit facilities and to finance the redemption of all of the 4.75% LYONs due 2008.

On May 1, 2003, the Company completed a debt offering of $500.0 million 4.25% notes due May 15, 2009. Interest is payable on May 15 and November 15. The aggregate net proceeds of $497.0 million were used to repay borrowings outstanding on the $1.5 billion three-year term loan. In conjunction with the issuance, the Company entered into an interest rate swap agreement with a $500.0 million notional amount that effectively converts fixed to floating interest at a rate based upon LIBOR.

On May 21, 2003, the Company completed a debt offering of $250.0 million 4.40% notes due May 15, 2011 and $250.0 million 4.90% notes due May 15, 2015. Interest is payable on May 15 and November 15 on both series of notes. The aggregate net proceeds of approximately $496.1 million were used to repay borrowings outstanding on the $1.5 billion three-year term loan. Subsequent to the issuance of the 4.40% notes due 2011, the Company entered into an interest rate swap agreement with a $250.0 million notional amount that effectively floats interest at a rate based upon LIBOR.

On October 6, 2003, the Company exercised a call provision on its 7.875% senior notes due June 15, 2005. The redemption price of $842.6 million included the principal of $750.0 million, a premium of $74.4 million and accrued interest of $18.2 million. The redemption was funded with borrowings on our bank credit facilities. Concurrent with the redemption, the Company terminated a related interest rate swap agreement with a $750.0 million notional amount that effectively floated interest at a rate based upon LIBOR.

On November 5, 2003, the Company completed a debt offering of $250.0 million aggregate principal amount of 3.125% senior notes due February 1, 2007. Interest is payable each February 1 and August 1 commencing August 1, 2004. The net proceeds of approximately $249.1 million were used to repay borrowings outstanding on the Company’s credit facilities. In conjunction with the issuance of these notes, the Company entered into an interest rate swap agreement with a $250.0 million notional amount that effectively floats interest at a rate based upon LIBOR.

On December 2, 2003, the Company completed a debt offering of $300.0 million aggregate principal amount of 5.0% senior notes due March 15, 2012. Interest is payable each March 15 and September 15 commencing March

15, 2004. The net proceeds of approximately $296.9 million were used to repay borrowings outstanding on the Company’s credit facilities. In conjunction with the issuance of these notes, the Company entered into an interest rate swap agreement with a $300.0 million notional amount that effectively floats interest at a rate based upon LIBOR.

All fees and initial offering discounts are being amortized as interest expense over the life of the note. The aggregate face value and market value of the senior notes was approximately $6.1 billion and $6.6 billion, respectively, at December 31, 2003. The aggregate face value and market value of the senior notes was approximately $4.9 billion and $5.2 billion, respectively, at December 31, 2002.

Interest Rate Swaps: The Company entered into interest rate swap agreements on the 3.125% senior notes due 2007, the 4.25% senior notes due 2009, the 4.4% senior notes due 2011 and the 5.0% senior notes due 2012 whereby the Company pays interest at a floating rate and receives the fixed rate coupon. The Company terminated an interest rate swap agreement on the 7.875% notes due 2005 during 2003 and received $83.8 million in proceeds. The fair value of our swaps was $7.0 million and $119.8 million at December 31, 2003 and 2002, respectively.

Various Subsidiary Level Notes

The aggregate face value and market value of the various subsidiary level notes was approximately $688.1 million and $1.3 billion at December 31, 2003 and 2002, respectively.

Notes assumed in AMFM Merger: On February 10, 2003, the Company redeemed all of AMFM Operating Inc.’s outstanding 8.125% senior subordinated notes due 2007 for $379.2 million plus accrued interest. On February 18, 2003, the Company redeemed all of AMFM Operating Inc.’s outstanding 8.75% senior subordinated notes due 2007 for $193.4 million plus accrued interest. The AMFM notes were redeemed pursuant to call provisions in the indentures governing the notes. The redemptions resulted in a gain of $1.7 million recorded in “other income (expense) — net” on the statement of operations.

On January 15, 2002, the Company redeemed all of the outstanding 12.625% exchange debentures due 2006. The debentures were redeemed for $150.8 million plus accrued interest. The redemption resulted in a gain of $3.9 million, net of tax recorded in “other income (expense) — net” on the statement of operations.

The aggregate remaining balance of AMFM Operating Inc.’s long-term bonds, of which are all 8% senior notes due 2008, was $688.1 million at December 31, 2003, which includes a purchase accounting premium of $16.8 million.

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

The Company’s $1.5 billion five-year multi-currency revolving credit facility includes a provision for an increase in fees of 12.5 basis points on borrowings and 5 basis points on amounts available for future borrowings in the event that both of the Company’s long-term debt ratings drop below its current ratings of BBB-/Baa3. Conversely, if the Company’s long-term debt ratings improve, it has a proportionate decrease in fees. The Company’s international subsidiary’s $150.0 million credit facility includes a put option to the Company in the event that the Company’s long-term debt ratings fall below BB+/Ba1. The Company believes there are no other agreements that contain provisions that trigger an event upon a change in long-term debt ratings that would have a material impact to its financial statements. At December 31, 2003, the Company was in compliance with all debt covenants. The Company expects to be in compliance during 2004.

Liquid Yield Option Notes

On April 17, 2003, the Company redeemed all of the remaining 4.75% “LYONs”, pursuant to a call provision in the indenture governing the LYONs, for $208.2 million. As a result of the redemption, the Company recognized a non-cash gain on the extinguishment of debt of $41.3 million during the second quarter of 2003 which was recorded on the statement of operations in “Other income (expense) — net”.

Future maturities of long-term debt at December 31, 2003 are as follows:

(In thousands)
2004	$143,664
2005	1,494,943
2006	804,324
2007	251,633
2008	1,317,796
Thereafter	3,052,652

Total	$7,065,012

NOTE F — FINANCIAL INSTRUMENTS

Interest Rate Swaps

The Company has $1.3 billion of interest rate swaps that are designated as fair value hedges that hedge the underlying fixed-rate debt obligations. The terms of the underlying debt and the interest rate swap agreements coincide; therefore the hedge qualifies for the short-cut method defined in Statement 133. Accordingly, no net gains or losses were recorded in income related to the Company’s underlying debt and interest rate swap agreements. On December 31, 2003 and 2002, the fair value of the interest rate swap agreements was recorded on the balance sheet as “Other assets” with the offset recorded in “Long-term debt” of approximately $7.0 million and $119.8 million, respectively. Accordingly, an adjustment was made to the asset and carrying value of the underlying debt on December 31, 2003 and 2002 to reflect the increase in fair value. The majority of the decline in the fair value of the Company’s interest rate swaps at December 31, 2003 as compared to 2002 relates to its termination of an interest rate swap agreement, which resulted in the Company receiving proceeds of $83.8 million.

Secured Forward Exchange Contracts

On June 5, 2003, Clear Channel Investments, Inc. (“CCI, Inc.”), a wholly owned subsidiary of the Company, entered into a five-year secured forward exchange contract (the “contract”) with respect to 8.3 million shares of its investment in XM Satellite Radio Holdings, Inc. (“XMSR”). Under the terms of the contract, the counterparty paid $83.5 million at inception of the contract, which the Company classified in “Other long-term borrowings”. The contract has a maturity value of $98.8 million, with an effective interest rate of 3.4%, which the Company will accrete over the life of the contract using the effective interest method. CCI, Inc. continues to hold the 8.3 million shares and retains ownership of the XMSR shares during the term of the contract.

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

The collar meets the requirements of Statement 133 Implementation Issue G20, Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge. Under this guidance, complete hedging effectiveness is assumed and the entire change in fair value of the collar is recorded in other comprehensive income. Annual assessments are required to ensure that the critical terms of the contract have not changed. As of December 31, 2003, the fair value of the collar was a $101.7 million liability, and the amount recorded in other comprehensive income, net of tax, related to the change in fair value of the collar for the year ended December 31, 2003 was $63.5 million.

Also included in “Other long-term borrowings” is CCI, Inc.’s obligation under its secured forward exchange contracts on its investment in American Tower Corporation (“AMT”). In 2001, CCI, Inc. entered into two ten-year secured forward exchange contracts that monetized 2.9 million shares of its investment in AMT. The AMT contracts had a value of $47.3 million and $64.4 million at December 31, 2003 and December 31, 2002, respectively. These contracts are not designated as a hedge of the Company’s cash flow exposure of the forecasted sale of the AMT shares. During the years ended December 31, 2003, 2002 and 2001, the Company recognized a loss of $17.1 million and gains of $29.5 million and $68.8 million, respectively, in “Gain (loss) on marketable securities” related to the change in the fair value of these contracts. To offset the change in the fair value of these contracts, the Company has recorded AMT shares as trading securities. During the years ended December 31, 2003, 2002 and 2001, the Company recognized income of $13.8 million and losses of $11.9 million and $57.2 million, respectively, in “Gain (loss) on marketable securities” related to the change in the fair value of the shares.

Foreign Currency Rate Management

As a result of the Company’s foreign operations, the Company is exposed to foreign currency exchange risks related to its investment in net assets in foreign countries. To manage this risk, the Company enters into foreign denominated debt to hedge a portion of the effect of movements in currency exchange rates on these net investments. The Company’s major foreign currency exposure involves markets with net investments in Euros and the British pound. The primary purpose of the Company’s foreign currency hedging activities is to offset the translation gain or losses associated with the Company’s net investments denominated in foreign currencies. Since the debt is designated as a hedge and denominated in the same currency as the foreign denominated net investment, the hedge, which is on an after-tax basis, will offset a portion of the translation changes in the corresponding net investment. Since an assessment of this hedge revealed no ineffectiveness, all of the translation gains and losses associated with this debt are reflected as a translation adjustment within accumulated other comprehensive income (loss) within shareholders’ equity. As of December 31, 2003 and 2002, the cumulative translation gain (loss), net of tax of $88.1 million and $(44.7) million, respectively, have been reported as a part of “Accumulated other comprehensive income (loss)” within shareholders’ equity.

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

The Company has minimum franchise payments associated with non-cancelable contracts that enable it to display advertising on such media as buses, taxis, trains, bus shelters and terminals, as well as other type contacts. The majority of these contracts contain rent provisions that are calculated as the greater of a percentage of the relevant advertising revenue or a specified guaranteed minimum annual payment. Also, the Company has non-cancelable contracts in its live entertainment operations related to minimum performance payments with various artist as well as various other contracts in its radio broadcasting operations related to program rights and music license fees. In addition, the Company has commitments relating to required purchases of property, plant, and equipment under certain street furniture contracts, as well as construction commitments for facilities and venues.

As of December 31, 2003, the Company’s future minimum rental commitments under non-cancelable operating lease agreements with terms in excess of one year, minimum payments under non-cancelable contracts in excess of one year, and capital expenditure commitments consist of the following:

	Non-Cancelable
	Operating	Non-Cancelable	Capital
(In thousands)	Leases	Contracts	Expenditures
2004	$390,343	$744,173	$226,525
2005	312,537	454,303	76,880
2006	275,041	326,545	16,374
2007	252,201	179,910	4,687
2008	221,499	134,627	5,198
Thereafter	1,319,038	536,755	519

Total	$2,770,659	$2,376,313	$330,183

Rent expense charged to operations for 2003, 2002 and 2001 was $968.5 million, $839.5 million and $773.3 million, respectively.

The Company is currently involved in certain legal proceedings and, as required, has accrued its estimate of the probable costs for the resolution of these claims. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of its strategies related to these proceedings.

In various areas in which the Company operates, outdoor advertising is the object of restrictive and, in some cases, prohibitive zoning and other regulatory provisions, either enacted or proposed. The impact to the Company of loss of displays due to governmental action has been somewhat mitigated by federal and state laws mandating compensation for such loss and constitutional restraints.

Various acquisition agreements include deferred consideration payments including future contingent payments based on the financial performance of the acquired companies, generally over a one to five year period. Contingent payments involving the financial performance of the acquired companies are typically based on the acquired company meeting certain EBITDA targets as defined in the agreement. The contingent payment amounts are generally calculated based on predetermined multiples of the achieved EBITDA not to exceed a predetermined maximum payment. At December 31, 2003, the Company believes its maximum aggregate contingency, which is subject to the financial performance of the acquired companies, is approximately $51.6 million. In addition, certain acquisition agreements include deferred consideration payments based on performance requirements by the seller, generally over a one to five year period. Contingent payments based on performance requirements by the seller typically involve the completion of a development or obtaining appropriate permits that enable the Company to construct additional advertising displays. At December 31, 2003, the Company believes its maximum aggregate contingency, which is subject to performance requirements by the seller, is approximately $28.2 million. As the contingencies have not been met or resolved as of December 31, 2003, these amounts are not recorded. If future payments are made, amounts will be recorded as additional purchase price.

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

NOTE H — GUARANTEES

As of December 31, 2003 and 2002, the Company guaranteed third party debt of approximately $57.2 million and $98.6 million, respectively. The guarantees arose primarily in 2000 in conjunction with the Company entering into long-term contracts with third parties. The guarantees will terminate at the earlier of the sale of the underlying assets or September 2004. The operating assets associated with these contracts secure the debt that the Company has guaranteed. Only to the extent that the assets are either sold by the third-party for less than the guaranteed amount or the third party is unable to service the debt will the Company be required to make a cash payment under the guarantee. As of December 31, 2003, it is not probable that the Company will be required to make a payment under these guarantees. Thus, as of December 31, 2003 and 2002, the guarantees associated with long-term operating contracts are not recorded on the Company’s financial statements. These guarantees are included in the Company’s calculation of its leverage ratio covenant under the bank credit facilities.

As of December 31, 2003, the Company has provided a guarantee under a certain performance contract of approximately $77.4 million that expires in 2004. Under this guarantee, if the amount collected from the third parties that receive the benefit under the performance contract does not exceed the guarantee amount, the Company must make payment for the shortfall. During 2003, 2002 and 2001, under this guarantee, the Company has made payments of $4.7 million, $3.8 million and $2.2 million, respectively. As of December 31, 2003, the Company cannot reasonably estimate whether it will have to make any future payments under this guarantee for the 2004 contract period. As such, possible losses on this executory performance contract will be appropriately recorded in the period that they are incurred.

The Company guarantees a $150.0 million five-year revolving credit facility between its international subsidiary and a group of international banks. The credit facility expires in 2005. The facility allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provides funds to the Company’s international operations for certain working capital needs. At December 31, 2003 and 2002, the outstanding balance on the credit facility was $50.1 million and $95.7 million, respectively. The outstanding balance on the credit facility is recorded in “Long-term debt” on the Company’s financial statements.

AMFM Operating Inc., an indirect wholly-owned subsidiary of the Company has guaranteed a portion of the Company’s bank credit facilities including the reducing revolving line of credit facility and the $1.5 billion five-year multi-currency revolving credit with outstanding balances at December 31, 2003 of $610.5 million and $50.0 million, respectively. At December 31, 2003, the contingent liability under these guarantees was $1.0 billion. At December 31, 2003, these outstanding balances are recorded in “Long-term debt” on the Company’s financial statements.

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

The Company currently has guarantees that provide protection to its international subsidiary’s banking institutions related to overdraft lines and credit card charge-back transactions up to approximately $65.8 million. As of December 31, 2003, no amounts were outstanding under these agreements.

As of December 31, 2003, the Company has outstanding commercial standby letters of credit and surety bonds of $131.5 million and $58.2 million, respectively, that primarily expire in 2004. These letters of credit and surety bonds relate to various operational matters including insurance, bid, and performance bonds as well as other items. These letters of credit reduce the borrowing availability on the Company’s bank credit facilities, and are included in the Company’s calculation of its leverage ratio covenant under the bank credit facilities. The surety bonds are not considered as borrowings under the Company’s bank credit facilities.

NOTE I — INCOME TAXES

Significant components of the provision for income tax expense (benefit) are as follows:

(In thousands)
	2003	2002	2001
Current — federal	$197,608	$102,785	$26,598
Current — foreign	25,542	33,594	19,450
Current — state	23,531	12,764	11,315

Total current	246,681	149,143	57,363
Deferred — federal	519,689	350,237	(137,213)
Deferred — foreign	(31,142)	(36,034)	(13,462)
Deferred — state	44,545	30,020	(11,659)

Total deferred	533,092	344,223	(162,334)

Income tax expense (benefit)	$779,773	$493,366	$(104,971)

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2003 and 2002 are as follows:

(In thousands)
	2003	2002
Deferred tax liabilities:
Intangibles and fixed assets	$2,944,240	$2,605,842
Unrealized gain in marketable securities	208,854	—
Foreign	60,444	77,715
Equity in earnings	41,644	17,110
Investments	1,860	5,398
Other	11,830	12,417

Total deferred tax liabilities	3,268,872	2,718,482
Deferred tax assets:
Unrealized loss in marketable securities	—	20,876
Accrued expenses	99,232	110,236
Long-term debt	97,167	81,044
Net operating loss carryforwards	9,522	21,438
Alternative minimum tax carryforwards	—	13,437
Bad debt reserves	17,473	21,259
Deferred income	20,028	13,416
Other	36,785	32,985

Total gross deferred tax assets	280,207	314,691
Valuation allowance	60,672	66,667

Total deferred tax assets	219,535	248,024

Net deferred tax liabilities	$3,049,337	$2,470,458

The deferred tax liability related to intangibles and fixed assets primarily relates to the difference in book and tax basis of acquired FCC licenses and goodwill created from the Company’s various stock acquisitions. In accordance with Statement No. 142, the Company no longer amortizes FCC licenses. Thus, a deferred tax benefit for the difference between book and tax amortization for the Company’s FCC licenses and tax-deductible goodwill is no longer recognized, as these assets are no longer amortized for book purposes. As a result, this deferred tax liability will not reverse over time unless the Company recognizes future impairment charges on its FCC licenses and tax deductible goodwill or sells its FCC licenses. As the Company continues to amortize its tax basis in its FCC licenses and tax deductible goodwill, the deferred tax liability will increase over time.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense (benefit) is:

(In thousands)	2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax expense (benefit) at statutory rates	$673,877	35%	$426,366	35%	$(437,149)	(35%)
State income taxes, net of federal tax benefit	68,076	4%	42,784	4%	(344)	0%
Amortization of goodwill			—	—	238,474	19%
Foreign taxes	(3,521)	(0%)	(6,248)	(1%)	34,766	3%
Nondeductible items	8,125	0%	8,527	1%	7,009	1%
Other, net	33,216	2%	21,937	2%	52,273	4%

	$779,773	41%	$493,366	41%	$(104,971)	(8%)

During 2003, the Company utilized approximately $31.4 million of net operating loss carryforwards, the majority of which were generated by certain acquired companies prior to their acquisition by the Company. The utilization of the net operating loss carryforwards reduced current taxes payable and current tax expense as of and for the year ended December 31, 2003. The reduction in the valuation allowance was recorded as an adjustment to the original purchase price allocation and did not impact total income tax expense.

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

The remaining federal net operating loss carryforwards of $20.0 million expire in various amounts from 2004 to 2020.

NOTE J — SHAREHOLDERS’ EQUITY

Dividends

The Company’s Board of Directors declared a $.10 per share cash dividend payable on October 15, 2003 and January 15, 2004 to shareholders of record on September 30, 2003 and December 31, 2003, respectively. Total cash paid for dividends was $61.6 million during the year ended December 31, 2003.

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

As a result of the mergers with Ackerley in 2002 the Company assumed .1 million stock options that were granted to employees and affiliates of this company. These options were granted in accordance with Ackerley’s policy and under the terms of that company’s stock option plan. Pursuant to the merger agreement, the Company assumed the obligation to fulfill all options granted in accordance with the original grant terms adjusted for the merger exchange ratio. At December 31, 2003, there were .05 million options assumed with the Ackerley merger that remain outstanding.

The following table presents a summary of the Company’s stock options outstanding at and stock option activity during the years ended December 31, 2003, 2002 and 2001 (“Price” reflects the weighted average exercise price per share):

(In thousands, except per share data)
	2003		2002		2001
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of year	42,943	$44.57	47,147	$43.92	40,112	$41.10
Assumed in acquisitions	—	—	114	51.61	—	—
Granted	4,955	36.75	262	34.76	11,389	51.27
Exercised (1)	(2,477)	18.96	(2,508)	21.33	(2,928)	25.15
Forfeited	(2,327)	54.26	(2,072)	56.73	(1,426)	57.91

Outstanding, end of year	43,094	$44.64	42,943	$44.57	47,147	$43.92

Exercisable, end of year	27,267		29,614		32,385
Weighted average fair value per option granted	$17.29		$16.35		$25.01

(1)	The Company received an income tax benefit of $20.6 million, $22.5 million and $32.8 million relating to the options exercised during 2003, 2002 and 2001, respectively. Such benefits are recorded as adjustments to “Additional paid-in capital” in the statement of shareholders’ equity.

There were 43.7 million shares available for future grants under the various option plans at December 31, 2003. Vesting dates range from February 2004 to October 2008, and expiration dates range from February 2004 to October 2013 at exercise prices and average contractual lives as follows:

(In thousands of shares)
				Weighted
				Average	Weighted		Weighted
			Outstanding	Remaining	Average	Exercisable	Average
			as of	Contractual	Exercise	as of	Exercise
Range of Exercise Prices			12/31/03	Life	Price	12/31/03	Price
$ .01	—	$10.00	1,332	3.8	$5.2696	1,332	$5.2696
10.01	—	20.00	1,097	2.2	14.0861	1,097	14.0861
20.01	—	30.00	4,569	4.4	25.5974	4,185	25.4552
30.01	—	40.00	6,323	6.6	35.9601	1,918	34.1589
40.01	—	50.00	15,521	5.0	46.4916	11,176	46.6704
50.01	—	60.00	10,665	4.8	55.9275	6,174	55.2370
60.01	—	70.00	2,862	3.7	66.4318	796	66.9156
70.01	—	80.00	406	6.3	76.6902	326	77.0524
80.01	—	90.00	283	5.3	83.8277	232	83.0824
90.01	—	100.10	36	1.9	97.4699	31	98.2393

			43,094	5.0	$44.6476	27,267	$42.0231

The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for 2003, 2002 and 2001:

	2003	2002	2001
Risk-free interest rate	2.91% -4.03%	2.85% - 5.33%	4.9% - 5.2%
Dividend yield	0% - 1.01%	0%	0%
Volatility factors	43% - 47%	36% - 49%	36% - 37%
Weighted average expected life	5 - 7.5	3.5 - 7.5	6 - 8

Pro forma net income and earnings per share, assuming that the Company had accounted for its employee stock options using the fair value method and amortized such to expense over the options’ vesting period is as follows:

(In thousands, except per share data)	2003	2002	2001
Net income before cumulative effect of a change in accounting principle:
Reported	$1,145,591	$724,823	$(1,144,026)
Pro forma stock compensation expense, net of tax	(43,788)	(52,611)	(49,469)

Pro Forma	$1,101,803	$672,212	$(1,193,495)

Net income before cumulative effect of a change in accounting principle per common share:
Basic:
Reported	$1.86	$1.20	$(1.93)

Pro Forma	$1.79	$1.11	$(2.02)

Diluted:
Reported	$1.85	$1.18	$(1.93)

Pro Forma	$1.78	$1.10	$(2.02)

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

Restricted Stock Awards

Beginning in 2003, the Company has granted 75,000 restricted stock awards to its key executives. These common shares hold a legend which restricts their transferability for a term of five years and are forfeited in the event the employee terminates his or her employment or relationship with the Company prior to the lapse of the restriction. The restricted stock awards were granted out of the Company’s stock option plans. All option plans contain anti-dilutive provisions that require the adjustment of the number of shares of the Company common stock represented by each option for any stock splits or dividends. Additionally, recipients of the restricted stock awards are entitled to all cash dividends as of the date the award was granted.

Other

As a result of mergers during 2000, the Company assumed 2.7 million employee stock options with vesting dates that vary through April 2005. To the extent that these employees’ options vest post-merger, the Company recognizes expense over the remaining vesting period. During the year ended December 31, 2003, 2002 and 2001, the Company recorded expense of $1.6 million, $4.4 million and $12.1 million, respectively, related to the post-merger vesting of employee stock options. Additionally, as a result of severance negotiations with 20 employees during 2001, the Company accelerated the vesting of 109,000 existing employee stock options. Accordingly, the Company recorded expense during 2001 equal to the intrinsic value of the accelerated options on the appropriate modification dates of $1.8 million. The expense associated with stock options is recorded on the statement of operations as a component of “non-cash compensation expense”.

Common Stock Reserved for Future Issuance

Common stock is reserved for future issuances of, approximately 87.0 million shares for issuance upon the various stock option plans to purchase the Company’s common stock (including 43.1 million options currently granted) and .3 million shares for the settlement of a performance contract.

Shares Held in Treasury

Included in the 427,971 and the 302,214 shares held in treasury are 356,656 and 242,534 shares that the Company holds in Rabbi trusts at December 31, 2003 and 2002, respectively.

Reconciliation of Earnings per Share

(In thousands, except per share data)	2003	2002		2001
NUMERATOR:
Income (loss) before cumulative effect of a change in accounting principle	$1,145,591	$724,823		$(1,144,026)
Cumulative effect of a change in accounting principle	—	(16,778,526)		—

Net income (loss)	1,145,591	(16,053,703)		(1,144,026)
Effect of dilutive securities:
Convertible debt - 2.625% issued in 1998	2,106	8,931		9,358 *
Convertible debt - 1.5% issued in 1999	—	7,704		9,300 *
LYONS - 1996 issue	—	—		(225) *
LYONS - 1998 issue	1,446	4,815	*	4,594 *
Less: Anti-dilutive items	—	(4,815)		(23,027)

Numerator for net income (loss) before cumulative effect of a change in accounting principle per common share - diluted	1,149,143	741,458		(1,144,026)
Numerator for cumulative effect of a change in accounting principle per common share — diluted	—	(16,778,526)		—

Numerator for net income (loss) per common share - diluted	$1,149,143	$(16,037,068)		$(1,144,026)

DENOMINATOR:
Weighted average common shares	614,651	606,861		591,965
Effect of dilutive securities:
Stock options and common stock warrants	3,167	3,911		11,731 *
Convertible debt - 2.625% issued in 1998	2,060	8,855		9,282 *
Convertible debt - 1.5% is sued in 1999	—	7,813		9,454 *
LYONS - 1996 issue	—	—		1,743 *
LYONS - 1998 issue	892	3,085	*	3,085 *
Less: Anti-dilutive items	—	(3,085)		(35,295)

Denominator for net income (loss) per common share - diluted	620,770	627,440		591,965

Net income (loss) per common share:
Income (loss) before cumulative effect of a change in accounting principle — Basic	$1.86	$1.20		$(1.93)
Cumulative effect of a change in accounting principle — Basic	—	(27.65)		—

Net income (loss) — Basic	$1.86	$(26.45)		$(1.93)

Income (loss) before cumulative effect of a change in accounting principle — Diluted	$1.85	$1.18		$(1.93)
Cumulative effect of a change in accounting principle — Diluted	—	(26.74)		—

Net income (loss) — Diluted	$1.85	$(25.56)		$(1.93)

*     Denotes items that are anti-dilutive to the calculation of earnings per share.

NOTE K — EMPLOYEE STOCK AND SAVINGS PLANS

The Company has various 401(K) savings and other plans for the purpose of providing retirement benefits for substantially all employees. Both the employees and the Company make contributions to the plan. The Company matches a portion of an employee’s contribution. Beginning January 1, 2003, the Company match was increased from 35% to 50% of the employee’s first 5% of pay contributed to the plan. Company matched contributions vest to the employees based upon their years of service to the Company. Contributions to these plans of $27.5 million, $21.4 million and $21.9 million were charged to expense for 2003, 2002 and 2001, respectively.

The Company has a non-qualified employee stock purchase plan for all eligible employees. Under the plan, shares of the Company’s common stock may be purchased at 85% of the market value on the day of purchase. Employees may purchase shares having a value not exceeding ten percent (10%) of their annual gross compensation or $25,000, whichever is lower. During 2003, 2002 and 2001, employees purchased 266,978, 319,817 and 265,862 shares at weighted average share prices of $34.01, $33.85 and $45.26, respectively.

In 2001, the Company initiated a non-qualified deferred compensation plan for highly compensated executives allowing deferrals of a portion of their annual salary and up to 80% of their bonus before taxes. The Company does not match any deferral amounts and retains ownership of all assets until distributed. The liability under this deferred compensation plan at December 31, 2003, 2002 and 2001 was approximately $8.9 million, $3.5 million and $.6 million, respectively.

NOTE L — OTHER INFORMATION

(In thousands)	For the year ended December 31,
	2003	2002	2001
The following details the components of “Other income (expense) — net”:
Reimbursement of capital cost	$(5,019)	$(6,008)	$(9,007)
Gain (loss) on disposal of fixed assets	(3,932)	(2,384)	(1,087)
Gain on sale of operating assets	13,976	43,617	167,317
Gain on sale of representation contracts	1,450	14,836	13,463
Software maintenance — third party	—	—	(14,071)
Asset retirement obligation	(7,000)	—	—
Minority interest	(7,186)	(1,033)	(6,289)
Gain on extinguishment of debt	36,735	11,980	—
Other	(8,065)	(3,578)	1,941

Total other income (expense) — net	$20,959	$57,430	$152,267

The following details the income tax expense (benefit) on items of other comprehensive income (loss):
Foreign currency translation adjustments	$37,898	$25,096	$(3,101)
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss)	$117,876	$(62,182)	$(75,280)
Unrealized gain (loss) on cash flow derivatives	$(38,936)	$—	$—
Reclassification adjustment for gains on securities transferred to trading	$—	$—	$(24,400)
Reclassification adjustment for gains on shares held prior to merger	$—	$(2,441)	$—
Reclassification adjustments for (gain) loss included in net income (loss)	$(11,896)	$6,355	$102,725

(In thousands)	As of December 31,
	2003	2002
The following details the components of “Other current assets”:
Current film rights	$21,185	$24,878
Inventory	36,985	25,603
Other	104,291	114,355

Total other current assets	$162,461	$164,836

The following details the components of “Accrued expenses”:
Acquisition accruals	$124,593	$155,648
Accrued commissions	108,230	138,922
Accrued liabilities — other	708,440	599,596

Total accrued expenses	$941,263	$894,166

The following details the components of “Accumulated other comprehensive income (loss)”:
Cumulative currency translation adjustment	$88,109	$(44,707)
Cumulative unrealized gain on investments	106,297	(3,091)

Total accumulated other comprehensive income (loss)	$194,406	$(47,798)

NOTE M — SEGMENT DATA

The Company has three reportable operating segments — radio broadcasting, outdoor advertising and live entertainment. Revenue and expenses earned and charged between segments are recorded at fair value and eliminated in consolidation. At December 31, 2003 the radio broadcasting segment included 1,182 radio stations for which the Company is the licensee and 46 radio stations operated under lease management or time brokerage agreements. The radio broadcasting segment also operates various radio networks. At December 31, 2003, the outdoor advertising segment owned or operated 787,575 advertising display faces. Of these, 145,895 are in U.S. markets and the remaining 641,680 displays are in international markets. At December 31, 2003, the live entertainment segment owned or operated 103 venues. Of these, 74 venues are in 39 domestic markets and the remaining 29 venues are in four international markets.

“Other” includes television broadcasting, sports representation and media representation.

(In thousands)	Radio	Outdoor	Live
	Broadcasting	Advertising	Entertainment	Other	Corporate	Eliminations	Consolidated
2003
Revenue	$3,695,020	$2,174,597	$2,646,959	$556,599	$—	$(142,276)	$8,930,899
Divisional operating expenses	2,130,054	1,593,736	2,455,897	451,445	—	(142,276)	6,488,856
Non-cash compensation	1,609	—	—	—	3,409	—	5,018
Depreciation and amortization	154,121	379,640	60,830	54,023	22,724	—	671,338
Corporate expenses	—	—	—	—	174,154	—	174,154

Operating income (loss)	$1,409,236	$201,221	$130,232	$51,131	$(200,287)	$—	$1,591,533

Intersegment revenues	$56,698	$17,470	$3,788	$64,320	$—	$—	$142,276
Identifiable assets	$19,809,269	$4,873,109	$1,333,792	$2,019,877	$316,646	$—	$28,352,693
Capital expenditures	$80,138	$199,521	$69,823	$26,211	$2,277	$—	$377,970

(In thousands)	Radio	Outdoor	Live
	Broadcasting	Advertising	Entertainment	Other	Corporate	Eliminations	Consolidated
2002
Revenue	$3,717,243	$1,859,643	$2,447,302	$528,374	$—	$(131,507)	$8,421,055
Divisional operating expenses	2,126,139	1,354,092	2,289,654	414,383	—	(131,507)	6,052,761
Non-cash compensation	4,400	—	—	—	1,036	—	5,436
Depreciation and amortization	153,941	336,895	61,518	43,287	25,125	—	620,766
Corporate expenses	—	—	—	—	176,370	—	176,370

Operating income (loss)	$1,432,763	$168,656	$96,130	$70,704	$(202,531)	$—	$1,565,722

Intersegment revenues	$55,832	$12,516	$1,277	$61,882	$—	$—	$131,507
Identifiable assets	$19,826,656	$4,647,200	$1,297,420	$1,422,661	$478,216	$—	$27,672,153
Capital expenditures	$115,199	$292,618	$63,422	$23,850	$53,553	$—	$548,642

2001
Revenue	$3,455,553	$1,748,031	$2,477,640	$423,651	$—	$(134,872)	$7,970,003
Divisional operating expenses	2,104,719	1,220,681	2,327,109	349,069	—	(134,872)	5,866,706
Non-cash compensation	12,373	—	—	738	3,966	—	17,077
Depreciation and amortization	1,619,986	559,498	290,047	69,957	22,992	—	2,562,480
Corporate expenses	—	—	—	—	187,434	—	187,434

Operating income (loss)	$(281,525)	$(32,148)	$(139,516)	$3,887	$(214,392)	$—	$(663,694)

Intersegment revenues	$49,025	$13,127	$2,591	$70,129	$—	$—	$134,872
Identifiable assets	$33,406,019	$7,707,761	$5,412,507	$874,037	$202,818	$—	$47,603,142
Capital expenditures	$144,786	$264,727	$67,555	$84,446	$36,874	$—	$598,388

Revenue of $1.9 billion, $1.5 billion and $1.3 billion and identifiable assets of $2.5 billion, $2.2 billion and $2.9 billion derived from the Company’s foreign operations are included in the data above for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE N — QUARTERLY RESULTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	March 31,		June 30,		September 30,		December 31,
	2003	2002	2003	2002	2003	2002	2003	2002
Revenue	$1,779,443	$1,697,987	$2,317,249	$2,172,910	$2,544,146	$2,340,425	$2,290,061	$2,209,733
Operating expenses:
Divisional operating expenses	1,361,075	1,288,977	1,641,905	1,506,401	1,842,329	1,680,371	1,643,547	1,577,012
Non-cash compensation	799	1,838	1,779	1,445	880	936	1,560	1,217
Depreciation and amortization	159,562	142,418	161,880	146,261	165,882	160,503	184,014	171,584
Corporate expenses	42,779	38,969	42,459	39,203	44,050	44,385	44,866	53,813

Operating income	215,228	225,785	469,226	479,600	491,005	454,230	416,074	406,107
Interest expense	100,952	110,367	95,311	108,350	98,192	107,935	93,545	106,134
Gain (loss) on sale of assets related to mergers	—	3,991	—	—	—	—	—	—
Gain on marketable securities	2,792	2,984	2,581	5,917	675,027	(16,009)	(1,554)	4,012
Equity in earnings (loss) of nonconsolidated affiliates	2,335	3,213	6,713	7,500	2,957	5,906	10,021	10,309
Other income (expense) — net	2	26,207	39,142	15,394	(1,840)	20,974	(16,345)	(5,145)

Income before income taxes and cumulative effect of a change in accounting principle	119,405	151,813	422,351	400,061	1,068,957	357,166	314,651	309,149
Income tax (expense) benefit	(48,359)	(61,484)	(171,051)	(162,025)	(432,928)	(144,652)	(127,435)	(125,205)

Income before cumulative effect of a change in accounting principle	71,046	90,329	251,300	238,036	636,029	212,514	187,216	183,944
Cumulative effect of a change in accounting principle, net of tax of $4,324,446	—	(16,778,526)	—	—	—	—	—	—

Net income (loss)	$71,046	$(16,688,197)	$251,300	$238,036	$636,029	$212,514	$187,216	$183,944

Net income (loss) per common share:
Basic:
Income before cumulative effect of a change in accounting principle	$.12	$.15	$.41	$.40	$1.03	$.35	$.30	$.30
Cumulative effect of a change in accounting principle	—	(28.00)	—	—	—	—	—	—

Net income (loss)	$.12	$(27.85)	$.41	$.40	$1.03	$.35	$.30	$.30

Diluted:
Income before cumulative effect of a change in accounting principle	$.12	$.15	$.41	$.39	$1.03	$.34	$.30	$.30
Cumulative effect of a change in accounting principle	—	(27.76)	—	—	—	—	—	—

Net income (loss)	$.12	$(27.61)	$.41	$.39	$1.03	$.34	$.30	$.30

Stock price:
High	$43.98	$54.90	$43.85	$53.97	$46.18	$37.95	$47.48	$44.99
Low	31.00	42.24	33.35	29.00	36.36	20.00	38.50	29.36

The Company’s Common Stock is traded on the New York Stock Exchange under the symbol CCU.

NOTE O — SUBSEQUENT EVENTS

On January 12, 2004, the Company sold its investment in Univision Corporation for $599.4 million in proceeds. As a result, the Company recorded a gain of $47.0 million in “Gain (loss) on marketable securities”. Proceeds were used to pay down the Company’s domestic credit facilities.

On February 19, 2004, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share on the Company’s Common Stock. The dividend is payable on April 15, 2004 to shareholders of record at the close of business on March 31, 2004.

On February 25, 2004, the Company redeemed €454.4 million of its 6.5% senior notes due July 7, 2005, for €477.7 million plus accrued interest. As a result of this redemption, the Company recorded a pre-tax loss of $30.3 million on the early extinguishment of debt. After this redemption, €195.6 million of the 6.5% senior notes remain outstanding. The remaining notes outstanding continue to be designated as a hedge of the Company’s net investment in Euro denominated assets. Additionally, on February 25, 2004, the Company entered into a United States dollar — Eurodollar cross currency swap with a notional amount of €497.0 million. The swap requires the Company to make fixed interest payments on the Euro notional amount while it receives fixed interest payments on the equivalent U.S. dollar notional amount, all on a semi-annual basis. The Company has designated the swap as a hedge of its net investment in Euro denominated assets.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

ITEM 9A. Controls and Procedures

     Our principal executive and financial officers have concluded, based on their evaluation as of the end of the period covered by this Form 10-K, that our disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

     The information required by this item with respect to our code of ethics and the directors and nominees for election to our Board of Directors is incorporated by reference to the information set forth under the captions “Code of Business Conduct and Ethics”, “Election of Directors” or “Compliance With Section 16(A) of the Exchange Act,” in our Definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year end.

     The following information is submitted with respect to our executive officers as of December 31, 2003

	Age on
	December 31,		Officer
Name	2003	Position	Since
L. Lowry Mays	68	Chairman/Chief Executive Officer	1972
Mark P. Mays	40	President/Chief Operating Officer	1989
Randall T. Mays	38	Executive Vice President/Chief Financial Officer and Secretary	1993
Herbert W. Hill, Jr.	44	Senior Vice President/Chief Accounting Officer	1989
Kenneth E. Wyker	42	Senior Vice President/General Counsel	1993
Paul Meyer	61	President/Chief Executive Officer — Clear Channel Outdoor	1997
Roger Parry	50	Chief Executive Officer — Clear Channel International	1998
Juliana F. Hill	34	Senior Vice President/Finance	1999
Brian Becker	47	Chairman/Chief Executive Officer — Clear Channel Entertainment	2000
William Moll	66	President — Clear Channel Television	2001
John Hogan	47	Chief Executive Officer — Clear Channel Radio	2002

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

     Mr. Meyer was appointed President/Chief Executive Officer — Clear Channel Outdoor (formerly Eller Media) in January 2002. Prior thereto he was the President/Chief Operating Officer — Clear Channel Outdoor from March 1999 to January 2002 and he was the Executive Vice President and General Counsel of Eller Media from March 1996 to March 1999.

     Mr. Parry was appointed Chief Executive Officer — Clear Channel International in June 1998. Prior thereto, he was the Chief Executive of More Group plc. since 1995.

     Ms. Hill was appointed Senior Vice President/Finance in May 2000. Prior thereto, she was Vice President/Finance and Strategic Development from March 1999 to May 2000. She was an Associate at US WEST Communications for the remainder of the relevant five-year period.

     Mr. Becker was appointed Chairman/Chief Executive Officer — Clear Channel Entertainment in August 2000. Prior thereto he was the Executive Vice President of SFX Entertainment, Inc. for the remainder of the relevant five-year period.

     Mr. Moll was appointed President — Clear Channel Television in January 2001. Prior thereto, he was the President, WKRC-TV, Cincinnati, OH for the remainder of the relevant five-year period.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference to our Definitive Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management”, expected to be filed within 120 days of our fiscal year end.

ITEM 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference to our Definitive Proxy Statement under the heading “Certain Transactions”, expected to be filed within 120 days of our fiscal year end.

ITEM 14. Principal Accountant Fees and Services

     The information required by this item is incorporated by reference to our Definitive Proxy Statement under the heading “Auditor Fees”, expected to be filed within 120 days of our fiscal year end.

ITEM 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)1. Financial Statements.

The following consolidated financial statements are included in Item 8.

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001.
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001.
Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedule.

The following financial statement schedule for the years ended December 31, 2003, 2002 and 2001 and related report of independent auditors is filed as part of this report and should be read in conjunction with the consolidated financial statements.

Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

(In thousands)

		Charges
	Balance at	to Costs,	Write-off			Balance
	Beginning	Expenses	of Accounts			at end of
Description	of period	and other	Receivable	Other		Period
Year ended December 31, 2001	$60,631	$87,041	$88,122	$1,520	(1)	$61,070

Year ended December 31, 2002	$61,070	$69,934	$64,303	$637	(1)	$67,338

Year ended December 31, 2003	$67,338	$48,586	$60,176	$838	(2)	$56,586

(1)	Allowance for accounts receivable acquired in acquisitions net of deletions related to dispositions.

(2)	Foreign currency adjustments.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Deferred Tax Asset Valuation Allowance

(In thousands)

		Charges
	Balance at	to Costs,			Balance
	Beginning	Expenses			at end of
Description	of period	and other	Deletions (2)	Other (1)	Period
Year ended December 31, 2001	$—	$—	$—	$164,070	$164,070

Year ended December 31, 2002	$164,070	$—	$97,403	$—	$66,667

Year ended December 31, 2003	$66,667	$—	$5,995	$—	$60,672

(1)	Related to allowance for net operating loss carryforwards and other deferred tax assets assumed in acquisitions.

(2)	Based on the Company’s reassessment of the likelihood of the realization of future benefits, the valuation allowance was reduced to zero during 2000. In 2002 and 2003, the Company utilized net operating loss carryforwards and certain deferred tax assets, which resulted in the reduction of the allowance for those net operating loss carryforwards and other assets.

(a)3. Exhibits.

Exhibit
Number	Description
2.1	Agreement and Plan of Merger dated as of October 2, 1999, among Clear Channel, CCU Merger Sub, Inc. and AMFM Inc. (incorporated by reference to the exhibits of Clear Channel’s Current Report on Form 8-K filed October 5, 1999).

2.2	Agreement and Plan of Merger dated as of February 28, 2000, among Clear Channel, CCU II Merger Sub, Inc. and SFX Entertainment, Inc. (incorporated by reference to the exhibits of Clear Channel’s Current Report on Form 8-K filed February 29, 2000).

2.3	Agreement and Plan of Merger dated as of October 5, 2001, by and among Clear Channel, CCMM Sub, Inc. and The Ackerley Group, Inc. (incorporated by reference to the exhibits of Clear Channel’s Current Report on Form 8-K filed October 9, 2001).

3.1	Current Articles of Incorporation of the Company (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-3 (Reg. No. 333-33371) dated September 9, 1997).

3.2	Third Amended and Restated Bylaws of the Company (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-4 (Reg. No. 333-74196) dated November 29, 2001).

3.3	Amendment to the Company’s Articles of Incorporation (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Second Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

3.5	Third Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000).

4.1	Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B.J. McCombs, John M. Schaefer and John W. Barger, dated August 3, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.2	Waiver and Second Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated August 17, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.3	Waiver and Third Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated July 26, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.4	Waiver and Fourth Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated September 27, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.5	Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B. J. McCombs, John M. Schaefer and John W. Barger, dated May 31, 1977 (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-1 (Reg. No. 33-289161) dated April 19, 1984).

Exhibit
Number	Description
4.6	Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

4.7	First Supplemental Indenture dated March 30, 1998 to Senior Indenture dated October 1, 1997, by and between the Company and The Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

4.8	Second Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

4.9	Third Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

4.10	Fourth Supplement Indenture dated November 24, 1999 to Senior Indenture dated October 1, 1997, by and between Clear Channel and The Bank of New York as Trustee (incorporated by reference to the exhibits of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

4.11	Fifth Supplemental Indenture dated June 21, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channel’s registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.12	Sixth Supplemental Indenture dated June 21, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channel’s registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.13	Seventh Supplemental Indenture dated July 7, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channel’s registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.14	Eighth Supplemental Indenture dated September 12, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

4.15	Ninth Supplemental Indenture dated September 12, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

4.16	Tenth Supplemental Indenture dated October 26, 2001, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

4.17	Eleventh Supplemental Indenture dated January 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2002).

Exhibit
Number	Description
14.18	Twelfth Supplemental Indenture dated March 17, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated March 18, 2003).

14.19	Thirteenth Supplemental Indenture dated May 1, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated May 2, 2003).

14.20	Fourteenth Supplemental Indenture dated May 21, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated May 22, 2003).

14.21	Fifteenth Supplemental Indenture dated November 5, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated November 14, 2003).

14.22	Sixteenth Supplemental Indenture dated December 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated December 10, 2003).

10.1	Clear Channel Communications, Inc. 1994 Incentive Stock Option Plan (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-8 dated November 20, 1995).

10.2	Clear Channel Communications, Inc. 1994 Nonqualified Stock Option Plan (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-8 dated November 20, 1995).

10.3	Clear Channel Communications, Inc. Directors’ Nonqualified Stock Option Plan (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-8 dated November 20, 1995).

10.4	The Clear Channel Communications, Inc. 1998 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive 14A Proxy Statement dated March 24, 1998).

10.5	The Clear Channel Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive 14A Proxy Statement dated March 20, 2001).

10.6	The Clear Channel Communications, Inc.2000 Employee Stock Purchase Plan (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.7	Voting Agreement dated as of October 8, 1998, by and among Jacor Communications, Inc. and L. Lowry Mays, Mark P. Mays and Randall T. Mays and certain related family trusts (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

Exhibit
Number	Description
10.8	Shareholders Agreement dated October 2, 1999, by and among Clear Channel, L. Lowry Mays, 4-M Partners, Ltd., Hicks, Muse, Tate & Furst Equity Fund II, L.P., HM2/HMW, L.P., HM2/Chancellor, L.P., HM4/Chancellor, L.P., Capstar Broadcasting Partners, L.P., Capstar BT Partners, L.P., Capstar Boston Partners, L.L.C., and Thomas O. Hicks (incorporated by reference to Annex B to Clear Channel Communications, Inc.’s, Registration Statement on Form S-4 (Reg. No. 333-32532) dated March 15, 2000).

10.9	Registration Rights Agreement dated as of October 2, 1999, among Clear Channel and Hicks, Muse, Tate & Furst Equity Fund II, L.P., HM2/HMW, L.P., HM2/Chancellor, L.P., HM4/Chancellor, L.P., Capstar Broadcasting Partners, L.P., Capstar BT Partners, L.P., Capstar Boston Partners, L.L.C., Thomas O. Hicks, John R. Muse, Charles W. Tate, Jack D. Furst, Michael J. Levitt, Lawrence D. Stuart, Jr., David B Deniger and Dan H. Blanks (incorporated by reference to Annex C to Clear Channel Communications, Inc.’s, Registration Statement on Form S-4 (Reg. No. 333-32532) dated March 15, 2000).

10.10	Stockholder Voting and Support Agreement, dated as of October 5, 2001, by and between Clear Channel Communications, Inc. and Barry A. Ackerley (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K filed October 9, 2001).

10.11	Employment Agreement by and between Clear Channel Communications, Inc. and L. Lowry Mays dated October 1, 1999 (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.12	Employment Agreement by and between Clear Channel Communications, Inc. and Mark P. Mays dated October 1, 1999 (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.13	Employment Agreement by and between Clear Channel Communications, Inc. and Randall T. Mays dated October 1, 1999 (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.14	Employment Agreement by and between Clear Channel Communications, Inc. and Brian E. Becker dated March 21, 2001 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.15	Fourth Amended and Restated Credit Agreement by and among Clear Channel Communications, Inc., Bank of America, N.A., as administrative agent, Fleet National Bank, as documentation agent, the Bank of Montreal and Toronto Dominion (Texas), Inc., as co-syndication agents, and certain other lenders dated June 15, 2000 (incorporated by reference to the exhibits of Clear Channel’s registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

10.16	Credit Agreement among Clear Channel Communications, Inc., Bank of America, N.A., as administrative agent, Chase Securities Inc., as syndication agent, and certain other lenders dated August 30, 2000 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.17	Termination Agreement by and among Clear Channel Communications, Inc., L. Lowry Mays, Thomas O. Hicks and certain other shareholders affiliated with Mr. Hicks dated March 10, 2004, terminating that certain Shareholders Agreement dated October 2, 1999.

10.18	Shareholder’s Agreement by and between Clear Channel Communications, Inc. and L. Lowry Mays dated March 10, 2004.

10.19	Shareholders’ Agreement by and among Clear Channel Communications, Inc., Thomas O. Hicks and certain other shareholders affiliated with Mr. Hicks dated March 10, 2004.

10.20	Employment Agreement by and between Clear Channel Communications, Inc. and Paul Meyer dated February 18, 2004.

10.21	Employment Agreement by and between Clear Channel Communications, Inc. and John Hogan dated February 18, 2004.

10.22	Amendment to Employment Agreement by and between Clear Channel Communications, Inc. and Brian E. Becker dated February 12, 2004.

11	Statement re: Computation of Per Share Earnings.

12	Statement re: Computation of Ratios.

21	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

Exhibit
Number	Description
24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Independent Auditors on Financial Statement Schedules — Ernst & Young LLP.

The Company has not filed long-term debt instruments of its subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.

(b) Reports on Form 8-K.

Filing	Date	Items Reported	Financial Statements Reported
8-K	10/1/03	Item 9	None
8-K	10/24/03	Item 5 & 7	None
8-K	11/5/03	Item 7 & 12	None
8-K	11/17/03	Item 5	None
8-K	12/10/03	Item 5 & 7	None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2004.

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

NAME	TITLE	DATE
/S/ L. Lowry Mays L. Lowry Mays	Chairman, Chief Executive Officer and Director	March 12, 2004

/S/ Mark P. Mays Mark P. Mays	President and Chief Operating Officer and Director	March 12, 2004

/S/ Randall T. Mays Randall T. Mays	Executive Vice President and Chief Financial Officer and Secretary (Principal Financial Officer) and Director	March 12, 2004

/S/ Herbert W. Hill, Jr. Herbert W. Hill, Jr.	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 12, 2004

/S/ Alan D. Feld Alan D. Feld	Director	March 12, 2004

/S/ Thomas O. Hicks Thomas O. Hicks	Director	March 12, 2004

/S/ Perry J. Lewis Perry J. Lewis	Director	March 12, 2004

NAME	TITLE	DATE
/S/ B. J. McCombs B. J. McCombs	Director	March 12, 2004

/S/ Phyllis Riggins Phyllis Riggins	Director	March 12, 2004

/S/ Theodore H. Strauss Theodore H. Strauss	Director	March 12, 2004

/S/ J.C. Watts J. C. Watts	Director	March 12, 2004

/S/ John H. Williams John H. Williams	Director	March 12, 2004

Exhibit
Number	Description
2.1	Agreement and Plan of Merger dated as of October 2, 1999, among Clear Channel, CCU Merger Sub, Inc. and AMFM Inc. (incorporated by reference to the exhibits of Clear Channel’s Current Report on Form 8-K filed October 5, 1999).

2.2	Agreement and Plan of Merger dated as of February 28, 2000, among Clear Channel, CCU II Merger Sub, Inc. and SFX Entertainment, Inc. (incorporated by reference to the exhibits of Clear Channel’s Current Report on Form 8-K filed February 29, 2000).

2.3	Agreement and Plan of Merger dated as of October 5, 2001, by and among Clear Channel, CCMM Sub, Inc. and The Ackerley Group, Inc. (incorporated by reference to the exhibits of Clear Channel’s Current Report on Form 8-K filed October 9, 2001).

3.1	Current Articles of Incorporation of the Company (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-3 (Reg. No. 333-33371) dated September 9, 1997).

3.2	Third Amended and Restated Bylaws of the Company (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-4 (Reg. No. 333-74196) dated November 29, 2001).

3.3	Amendment to the Company’s Articles of Incorporation (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Second Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

3.5	Third Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000).

4.1	Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B.J. McCombs, John M. Schaefer and John W. Barger, dated August 3, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.2	Waiver and Second Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated August 17, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.3	Waiver and Third Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated July 26, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.4	Waiver and Fourth Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated September 27, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.5	Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B. J. McCombs, John M. Schaefer and John W. Barger, dated May 31, 1977 (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-1 (Reg. No. 33-289161) dated April 19, 1984).

4.6	Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

Exhibit
Number	Description
4.7	First Supplemental Indenture dated March 30, 1998 to Senior Indenture dated October 1, 1997, by and between the Company and The Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

4.8	Second Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

4.9	Third Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

4.10	Fourth Supplement Indenture dated November 24, 1999 to Senior Indenture dated October 1, 1997, by and between Clear Channel and The Bank of New York as Trustee (incorporated by reference to the exhibits of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

4.11	Fifth Supplemental Indenture dated June 21, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channel’s registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.12	Sixth Supplemental Indenture dated June 21, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channel’s registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.13	Seventh Supplemental Indenture dated July 7, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channel’s registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.14	Eighth Supplemental Indenture dated September 12, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

4.15	Ninth Supplemental Indenture dated September 12, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

4.16	Tenth Supplemental Indenture dated October 26, 2001, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

4.17	Eleventh Supplemental Indenture dated January 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2002).

Exhibit
Number	Description
14.18	Twelfth Supplemental Indenture dated March 17, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated March 18, 2003).

14.19	Thirteenth Supplemental Indenture dated May 1, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated May 2, 2003).

14.20	Fourteenth Supplemental Indenture dated May 21, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated May 22, 2003).

14.21	Fifteenth Supplemental Indenture dated November 5, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated November 14, 2003).

14.22	Sixteenth Supplemental Indenture dated December 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated December 10, 2003).

10.1	Clear Channel Communications, Inc. 1994 Incentive Stock Option Plan (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-8 dated November 20, 1995).

10.2	Clear Channel Communications, Inc. 1994 Nonqualified Stock Option Plan (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-8 dated November 20, 1995).

10.3	Clear Channel Communications, Inc. Directors’ Nonqualified Stock Option Plan (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-8 dated November 20, 1995).

10.4	The Clear Channel Communications, Inc. 1998 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive 14A Proxy Statement dated March 24, 1998).

10.5	The Clear Channel Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive 14A Proxy Statement dated March 20, 2001).

10.6	The Clear Channel Communications, Inc.2000 Employee Stock Purchase Plan (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.7	Voting Agreement dated as of October 8, 1998, by and among Jacor Communications, Inc. and L. Lowry Mays, Mark P. Mays and Randall T. Mays and certain related family trusts (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

Exhibit
Number	Description
10.8	Shareholders Agreement dated October 2, 1999, by and among Clear Channel, L. Lowry Mays, 4-M Partners, Ltd., Hicks, Muse, Tate & Furst Equity Fund II, L.P., HM2/HMW, L.P., HM2/Chancellor, L.P., HM4/Chancellor, L.P., Capstar Broadcasting Partners, L.P., Capstar BT Partners, L.P., Capstar Boston Partners, L.L.C., and Thomas O. Hicks (incorporated by reference to Annex B to Clear Channel Communications, Inc.’s, Registration Statement on Form S-4 (Reg. No. 333-32532) dated March 15, 2000).

10.9	Registration Rights Agreement dated as of October 2, 1999, among Clear Channel and Hicks, Muse, Tate & Furst Equity Fund II, L.P., HM2/HMW, L.P., HM2/Chancellor, L.P., HM4/Chancellor, L.P., Capstar Broadcasting Partners, L.P., Capstar BT Partners, L.P., Capstar Boston Partners, L.L.C., Thomas O. Hicks, John R. Muse, Charles W. Tate, Jack D. Furst, Michael J. Levitt, Lawrence D. Stuart, Jr., David B Deniger and Dan H. Blanks (incorporated by reference to Annex C to Clear Channel Communications, Inc.’s, Registration Statement on Form S-4 (Reg. No. 333-32532) dated March 15, 2000).

10.10	Stockholder Voting and Support Agreement, dated as of October 5, 2001, by and between Clear Channel Communications, Inc. and Barry A. Ackerley (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K filed October 9, 2001).

10.11	Employment Agreement by and between Clear Channel Communications, Inc. and L. Lowry Mays dated October 1, 1999 (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.12	Employment Agreement by and between Clear Channel Communications, Inc. and Mark P. Mays dated October 1, 1999 (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.13	Employment Agreement by and between Clear Channel Communications, Inc. and Randall T. Mays dated October 1, 1999 (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.14	Employment Agreement by and between Clear Channel Communications, Inc. and Brian E. Becker dated March 21, 2001 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.15	Fourth Amended and Restated Credit Agreement by and among Clear Channel Communications, Inc., Bank of America, N.A., as administrative agent, Fleet National Bank, as documentation agent, the Bank of Montreal and Toronto Dominion (Texas), Inc., as co-syndication agents, and certain other lenders dated June 15, 2000 (incorporated by reference to the exhibits of Clear Channel’s registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

10.16	Credit Agreement among Clear Channel Communications, Inc., Bank of America, N.A., as administrative agent, Chase Securities Inc., as syndication agent, and certain other lenders dated August 30, 2000 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.17	Termination Agreement by and among Clear Channel Communications, Inc., L. Lowry Mays, Thomas O. Hicks and certain other shareholders affiliated with Mr. Hicks dated March 10, 2004, terminating that certain Shareholders Agreement dated October 2, 1999.

10.18	Shareholder’s Agreement by and between Clear Channel Communications, Inc. and L. Lowry Mays dated March 10, 2004.

10.19	Shareholders’ Agreement by and among Clear Channel Communications, Inc., Thomas O. Hicks and certain other shareholders affiliated with Mr. Hicks dated March 10, 2004.

10.20	Employment Agreement by and between Clear Channel Communications, Inc. and Paul Meyer dated February 18, 2004.

10.21	Employment Agreement by and between Clear Channel Communications, Inc. and John Hogan dated February 18, 2004.

10.22	Amendment to Employment Agreement by and between Clear Channel Communications, Inc. and Brian E. Becker dated February 12, 2004.

11	Statement re: Computation of Per Share Earnings.

12	Statement re: Computation of Ratios.

21	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

24	Power of Attorney (included on signature page).

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Independent Auditors on Financial Statement Schedules — Ernst & Young LLP.

The Company has not filed long-term debt instruments of its subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.