Form 10-Q
period 2004-03-31
CLEAR CHANNEL COMMUNICATIONS INC
filed 2004-05-10
CIK 739708

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004	Commission file number 1-9645

CLEAR CHANNEL COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Texas (State of Incorporation)	74-1787539 (I.R.S. Employer Identification No.)

200 East Basse Road
San Antonio, Texas 78209
(210) 822-2828

(Address and telephone number
of principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐

     Indicate the number of shares outstanding of each class of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2004

Common Stock, $.10 par value	614,289,742

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

INDEX

Part I — Financial Information
Item 1. Unaudited Financial Statements
Consolidated Balance Sheets at March 31, 2004 and December 31, 2003	3
Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003	5
Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003	6
Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24
Part II — Other Information
Item 1. Legal Proceedings	25
Item 2. Changes in Securities, and Use of Proceeds and Issuer Purchases of Equity Securities	25
Item 5. Other Information	25
Item 6. Exhibits and reports on Form 8-K	25
(a) Exhibits
(b) Reports on Form 8-K
Signatures	26
Index to Exhibits	27
Statement re: Computation of Earnings Per Share
Statement re: Computation of Ratios
Certification of Principal Executive Officer
Certification of Chief Financial Officer
Certification of Principal Executive Officer
Certification of Chief Financial Officer

PART I

Item 1. UNAUDITED FINANCIAL STATEMENTS

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)

	March 31,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$194,046	$123,334
Restricted cash	4,900	—
Accounts receivable, less allowance of $56,173 at March 31, 2004 and $56,586 December 31, 2003	1,519,994	1,703,393
Prepaid expenses	296,797	196,494
Other current assets	181,761	162,461

Total Current Assets	2,197,498	2,185,682
Property, Plant and Equipment
Land, buildings and improvements	1,653,803	1,635,611
Structures	2,865,746	2,888,834
Towers, transmitter and studio equipment	832,749	829,488
Furniture and other equipment	710,176	694,163
Construction in progress	162,276	161,973

	6,224,750	6,210,069
Less accumulated depreciation	2,056,482	1,949,154

	4,168,268	4,260,915
Intangible Assets
Definite-lived intangibles, net	688,045	717,181
Indefinite-lived intangibles — licenses	11,843,671	11,797,742
Indefinite-lived intangibles — permits	424,617	424,640
Goodwill	7,295,866	7,306,338
Other Assets
Notes receivable	18,463	19,389
Investments in, and advances to, nonconsolidated affiliates	365,046	353,132
Other assets	481,543	361,306
Other investments	316,464	926,368

Total Assets	$27,799,481	$28,352,693

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY
(In thousands)

	March 31,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Current Liabilities
Accounts payable	$344,938	$402,289
Accrued interest	94,735	93,848
Accrued expenses	955,499	941,263
Accrued income taxes	131,606	1,079
Current portion of long-term debt	154,699	143,664
Deferred income	469,005	284,904
Other current liabilities	23,336	25,672

Total Current Liabilities	2,173,818	1,892,719
Long-term debt	6,130,420	6,921,348
Other long-term obligations	155,076	153,311
Deferred income taxes	2,955,368	3,049,337
Other long-term liabilities	746,314	723,676
Minority interest	56,464	58,363
Shareholders’ Equity
Common stock	61,709	61,632
Additional paid-in capital	30,968,404	30,950,820
Accumulated deficit	(15,575,632)	(15,630,387)
Accumulated other comprehensive income	143,003	194,406
Other	(926)	(1,293)
Cost of shares held in treasury	(14,537)	(21,239)

Total shareholders’ equity	15,582,021	15,553,939

Total Liabilities and Shareholders’ Equity	$27,799,481	$28,352,693

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
Revenue	$1,969,566	$1,779,443
Operating expenses:
Divisional operating expenses (excludes non-cash compensation expenses of $261 and $516 in 2004 and 2003, respectively)	1,499,718	1,361,075
Non-cash compensation expense	918	799
Depreciation and amortization	173,158	159,562
Corporate expenses (excludes non-cash compensation expenses of $657 and $283 in 2004 and 2003, respectively)	49,364	42,779

Operating income	246,408	215,228
Interest expense	89,805	100,952
Gain (loss) on marketable securities	49,723	2,792
Equity in earnings of nonconsolidated affiliates	6,675	2,335
Other income (expense) — net	(17,270)	2

Income before income taxes	195,731	119,405
Income tax (expense) benefit:
Current	(145,985)	17,995
Deferred	66,714	(66,354)

Net income	116,460	71,046
Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,914	7,207
Unrealized gain (loss) on securities:
Unrealized holding gain (loss)	(6,177)	25,037
Unrealized holding gain (loss) on cash flow derivatives	(16,565)	—
Reclassification adjustment for (gains) losses included in net income	(31,575)	(1,723)

Comprehensive income	$65,057	$101,567

Net income per common share:
Basic	$.19	$.12

Diluted	$.19	$.12

Dividends declared per share	$.10	$—

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2004	2003
Cash Flows from operating activities:
Net income	$116,460	$71,046
Reconciling Items:
Depreciation and amortization	173,158	159,562
Deferred taxes	(66,714)	66,354
(Gain) loss on disposal of assets	(10,731)	3,381
(Gain) loss on sale of other investments	(46,973)	(2,779)
(Gain) loss on forward exchange contract	(1,684)	3,988
(Gain) loss on trading securities	(1,066)	(4,001)
Increase (decrease) accrued income and other taxes	134,249	(16,369)
Increase (decrease) other, net	23,302	(1,421)
Changes in other operating assets and liabilities, net of effects of acquisitions	210,761	156,081

Net cash provided by (used in) operating activities	530,762	435,842
Cash flows from investing activities:
(Investment) in liquidation of restricted cash	(4,900)	—
Decrease (increase) in notes receivable — net	376	2,928
Decrease (increase) in investments in and advances to nonconsolidated affiliates — net	(2,794)	3,195
Purchases of investments	(615)	(2,079)
Proceeds from sale of investments	599,426	10,332
Purchases of property, plant and equipment	(70,784)	(64,432)
Proceeds from disposal of assets	2,499	3,196
Proceeds from divestitures placed in restricted cash	13,138	—
Acquisition of operating assets	(82,146)	(30,792)
Acquisition of operating assets with restricted cash	(12,951)	—
Decrease (increase) in other — net	(5,527)	(19,738)

Net cash (used in) provided by investing activities	435,722	(97,390)
Cash flows from financing activities:
Draws on credit facilities	1,349,018	242,209
Payments on credit facilities	(1,635)	(829,799)
Proceeds from long-term debt	—	999,164
Payments on long-term debt	(2,193,716)	(581,399)
Proceeds from exercise of stock options, stock purchase plan and common stock warrants	12,185	10,529
Dividends paid	(61,624)	—

Net cash used in financing activities	(895,772)	(159,296)

Net increase in cash and cash equivalents	70,712	179,156
Cash and cash equivalents at beginning of period	123,334	170,086

Cash and cash equivalents at end of period	$194,046	$349,242

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Preparation of Interim Financial Statements

The consolidated financial statements have been prepared by Clear Channel Communications, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of the Company and its subsidiaries, the majority of which are wholly-owned. Investments in companies in which the Company owns 20 percent to 50 percent of the voting common stock or otherwise exercises significant influence over operating and financial policies of the company are accounted for under the equity method. All significant intercompany transactions are eliminated in the consolidation process. Certain reclassifications have been made to the 2003 consolidated financial statements to conform to the 2004 presentation.

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

(In thousands, except per share data)	The three months ended March 31,
	2004	2003
Net income
Reported	$116,460	$71,046
Pro forma stock compensation expense, net of tax	15,785	12,237

Pro Forma	$100,675	$58,809

Net income
Basic:
Reported	$.19	$.12
Pro Forma	$.16	$.10
Net income
Diluted:
Reported	$.19	$.12
Pro Forma	$.16	$.10

The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for 2004 and 2003:

	2004	2003
Risk-free interest rate	2.21% – 3.06%	2.91% – 3.76%
Dividend yield	.9%	0%
Volatility factors	46% – 50%	43% – 47%
Expected life in years	3.0 – 5.0	5.0 – 7.5

     Recent Accounting Pronouncements

On January 1, 2004, the Company adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). The Interpretation addresses consolidation of business enterprises of variable interest. The adoption of FIN 46 did not have a material impact on the Company’s financial position or results of operations.

Note 2: INTANGIBLE ASSETS AND GOODWILL

Definite-lived Intangibles

The Company has definite-lived intangible assets recorded that continue to be amortized in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”). These assets consist primarily of transit and street furniture contracts and other contractual rights in the outdoor segment, talent and program rights contracts in the radio segment, and, in the Company’s other segment, representation contracts for non-affiliated television and radio stations, all of which are amortized over the respective lives of the agreements. Other definite-lived intangible assets are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at March 31, 2004 and December 31, 2003:

(In thousands)

	March 31, 2004		December 31, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Transit, street furniture, and other outdoor contractual rights	$648,170	$302,184	$655,775	$289,821
Talent contracts	202,161	138,263	202,161	132,421
Representation contracts	247,876	68,891	238,951	62,678
Other	213,343	114,167	213,506	108,292

Total	$1,311,550	$623,505	$1,310,393	$593,212

Total amortization expense from definite-lived intangible assets for the three months ended March 31, 2004 and for the year ended December 31, 2003 was $32.3 million and $138.2 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2005	$115,217
2006	95,190
2007	65,822
2008	53,548
2009	45,186

As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, amortization expense may vary.

Indefinite-lived Intangibles

The Company’s indefinite-lived intangible assets consist of FCC broadcast licenses and billboard permits. FCC broadcast licenses are granted to both radio and television stations for up to eight years under the Telecommunications Act of 1996. The Act requires the FCC to renew a broadcast license if: it finds that the station has served the public interest, convenience and necessity; there have been no serious violations of either the Communications Act of 1934 or the FCC’s rules and regulations by the licensee; and there have been no other serious violations which taken together constitute a pattern of abuse. The licenses may be renewed indefinitely at little or no cost. The Company does not believe that the technology of wireless broadcasting will be replaced in the foreseeable future. The Company’s billboard permits are issued in perpetuity by state and local governments and are transferable or renewable at little or no cost. Permits typically include the location for which the permit allows the Company the right to operate an advertising structure. The Company’s permits are located on either owned or leased land. In cases where the Company’s permits are located on leased land, the leases are typically from 10 to 30 years and typically have been renewed indefinitely, with rental payments generally escalating at an inflation based index. Should the Company lose its lease, the Company will typically obtain permission to relocate the permit or bank it with the municipality for future use.

In accordance with Statement 142, the Company does not amortize its FCC broadcast licenses or billboard permits. The Company tests these indefinite-lived intangible assets for impairment at least annually. The Company generally uses an income approach to value FCC licenses and billboard permits, which involves estimating future cash flows expected to be generated from the licenses or billboard permits, discounted to their present value using a risk-adjusted discount rate. Terminal values are also estimated and discounted to their present value. The Company performed impairment tests at October 1, 2003 and 2002, which resulted in no impairment charge.

Goodwill

Statement 142 requires the Company to test goodwill for impairment using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The Company completed the two-step impairment test at October 1, 2003 and 2002, which resulted in no impairment charge. Consistent with the Company’s approach to fair valuing FCC licenses and billboard permits, an income approach was used to determine the fair value of each of the Company’s reporting units. The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the three-month period ended March 31, 2004:

(In thousands)	Radio	Outdoor	Entertainment	Other	Total
Balance as of December 31, 2003	$6,419,191	$710,815	$147,590	$28,742	$7,306,338
Acquisitions	4,215	1,928	852	—	6,995
Foreign currency	—	(5,856)	(6,242)	—	(12,098)
Adjustments	(2,537)	2,223	(5,055)	—	(5,369)

Balance as of March 31, 2004	$6,420,869	$709,110	$137,145	$28,742	$7,295,866

Note 3: DERIVATIVE INSTRUMENTS

The Company holds a net purchased option (the “collar”) under a secured forward exchange contract that limits its exposure to and benefit from price fluctuations in XM Satellite Radio Holding, Inc. (“XMSR”) over the term of the contract. The collar is accounted for as a hedge of the forecasted sale of the underlying shares. At March 31, 2004 and December 31, 2003, the fair value of the collar was a liability of $128.7 million and $101.7 million, respectively. The amount recorded in other comprehensive income, net of tax, related to the collar was $16.6 million and $63.5 million as of March 31, 2004 and December 31, 2003, respectively.

The Company also holds options under two secured forward exchange contracts that limit its exposure to and benefit from price fluctuations in American Tower Corporation (“AMT”) over the terms of the contracts. These options are not designated as hedges of the underlying shares of AMT. The AMT contracts had a value of $49.0 million and $47.3 million at March 31, 2004 and December 31, 2003, respectively. For the three months and year ended March 31, 2004 and December 31, 2003, respectively, the Company recognized a gain of $1.7 million and a loss of $17.1 million in “Gain (loss) on marketable securities” related to the change in fair value of the options.

On February 25, 2004, the Company entered into a United States dollar — Euro cross currency swap with a Euro notional amount of €497.0 million and a corresponding U.S. dollar notional amount of $629.0 million. The swap requires the Company to make fixed cash payments on the Euro notional amount while it receives fixed cash payments on the equivalent U.S. dollar notional amount, all on a semiannual basis. The Company has designated the swap as a hedge of its net investment in Euro denominated assets. The Company selected the forward method under the guidance of the Derivatives Implementation Group Statement 133 Implementation Issue H8, Foreign Currency Hedges: Measuring the Amount of Ineffectiveness in a Net Investment Hedge. The forward method requires all changes in the fair value of the cross currency swap and the semiannual cash payments to be reported as a cumulative translation adjustment in other comprehensive income in the same manner as the underlying hedged net assets. As of March 31, 2004, an $8.3 million gain was recorded as a cumulative translation adjustment to other comprehensive income related to the cross currency swap.

Note 4: RECENT DEVELOPMENTS

Company Share Repurchase Program

On March 30, 2004, the Company’s Board of Directors authorized a share repurchase program of up to $1.0 billion effective immediately. The share repurchase program will be conducted over the next 12 months. As of March 31, 2004, no shares had been repurchased.

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

On September 9, 2003, the Assistant United States Attorney for the Eastern District of Missouri caused a Subpoena to Testify before Grand Jury to be issued to the Company. The Subpoena requires the Company to produce certain information regarding commercial advertising run by it on behalf of offshore and/or online (Internet) gambling businesses, including sports bookmaking and casino-style gambling. The Company is cooperating with such requirements.

The Company is among the defendants in a lawsuit filed on June 12, 2002 in the United States District Court for the Southern District of Florida by Spanish Broadcasting System. The plaintiffs alleged that the Company is in violation of Section One and Section Two of the Sherman Antitrust Act as well as various other claims, such as unfair trade practices and defamation, among other counts. This case was dismissed with prejudice on January 31, 2003. The plaintiffs filed an appeal with the 11th Circuit Court of Appeals and oral argument was held in the case in February 2004. A decision has not yet been issued.

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

Note 5: RESTRUCTURING

As a result of the Company’s merger with The Ackerley Group, Inc. (“Ackerley”) in June 2002, the Company recorded a $40.0 million accrual related to the restructuring of Ackerley’s operations. Of the $40.0 million, $19.0 million is related to severance and $21.0 million is related to lease terminations. The Ackerley corporate office closed in July 2002. Also, in connection with the Company’s mergers in 2000 with SFX Entertainment, Inc. (“SFX”) and AMFM Inc. (“AMFM”), the Company restructured the SFX and AMFM operations. The AMFM corporate offices in Dallas and Austin, Texas were closed on March 31, 2001 and a portion of the SFX corporate office in New York was closed on June 30, 2001. Other operations of AMFM have either been discontinued or integrated into existing similar operations. As of March 31, 2004, the restructuring has resulted in the actual termination of approximately 800 employees. The Company has recorded a liability in purchase accounting for Ackerley, SFX and AMFM, primarily related to severance for terminated employees and lease terminations as follows:

(In thousands)	Three Months Ended	Year Ended
	March 31, 2004	December 31, 2003
Severance and lease termination costs:
Accrual at January 1	$57,140	$73,573
Adjustments to restructuring accrual	—	—
Payments charged against restructuring accrual	(455)	(16,433)

Ending balance of severance and lease termination accrual	$56,685	$57,140

The remaining severance and lease accrual is comprised of $39.1 million of severance and $17.6 million of lease termination. The severance accrual includes amounts that will be paid over the next several years related to deferred payments to former employees as well as other compensation. The lease termination accrual will be paid over the next five years. During the first quarter of 2004, $.1 million was paid and charged to the restructuring reserve related to severance. The Company made adjustments to finalize the purchase price allocation for both the AMFM and SFX mergers during 2001 and the purchase price allocation related to the Ackerley merger was finalized in 2003. All adjustments have been made, and any future potential excess reserves will be recorded as an adjustment to the purchase price.

In addition to the restructuring described above, the Company restructured its outdoor advertising operations in France during the second quarter of 2003. As a result, the Company has recorded a $13.8 million accrual in divisional operating expenses. Of the $13.8 million, $12.5 million was related to severance and $1.3 million was related to lease terminations and consulting costs. As of March 31, 2004, this accrual balance was $2.9 million. This restructuring resulted in the termination of 134 employees.

Note 6: COMMITMENTS AND CONTINGENCIES

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

Note 7: GUARANTEES

As of March 31, 2004, the Company guaranteed third party debt of approximately $34.6 million. The guarantees arose primarily in 2000 in conjunction with the Company entering into long-term contracts with third parties. The guarantees will terminate at the earlier of the sale of the underlying assets or September 2004. The operating assets associated with these contracts secure the debt that the Company has guaranteed. Only to the extent that the assets are either sold by the third-party for less than the guaranteed amount or the third party is unable to service the debt will the Company be required to make a cash payment under the guarantee. As of March 31, 2004, it is not probable that the Company will be required to make a payment under these guarantees. Thus, as of March 31, 2004, the guarantees associated with long-term operating contracts are not recorded on the Company’s financial statements. These guarantees are included in the Company’s calculation of its leverage ratio covenant under the bank credit facilities.

The Company has provided a guarantee under a certain performance contract of approximately $77.4 million that will expire during 2004. The amount of the guarantee still outstanding at March 31, 2004 is $19.3 million. Under this guarantee, if the amount collected from the third parties that receive the benefit under the performance contract does not meet the guarantee amount, the Company must make payment for the shortfall. The Company made no payments under this guarantee during the first quarter of 2004. As of March 31, 2004, the Company cannot reasonably estimate whether it will have to make any future payments under this guarantee for the 2004 contract period. As such, possible losses on this executory performance contract will be appropriately recorded in the period that they are incurred.

The Company guarantees a $150.0 million five-year revolving credit facility between its international subsidiary and a group of international banks. The credit facility expires in 2005. The facility allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provides funds to the Company’s international operations for certain working capital needs. At March 31, 2004, the outstanding balance on the credit facility was $50.1 million. The outstanding balance on the credit facility is recorded in “Long-term debt” on the Company’s financial statements.

AMFM Operating Inc., an indirect wholly-owned subsidiary of the Company has guaranteed a portion of the Company’s bank credit facilities including the reducing revolving line of credit facility and the $1.5 billion five-year multi-currency revolving credit facility with outstanding balances at March 31, 2004 of $417.0 million and $-0-, respectively. At March 31, 2004, the contingent liability under these guarantees was $1.0 billion. At March 31, 2004, these outstanding balances are recorded in “Long-term debt” on the Company’s financial statements.

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

The Company currently has guarantees that provide protection to its international subsidiary’s banking institutions related to overdraft lines and credit card charge-back transactions up to approximately $66.7 million. As of March 31, 2004, no amounts were outstanding under these agreements.

As of March 31, 2004, the Company has outstanding commercial standby letters of credit and surety bonds of $143.2 million and $55.5 million, respectively, that primarily expire during 2004. These letters of credit and surety bonds relate to various operational matters including insurance, bid, and performance bonds as well as other items. These letters of credit reduce the borrowing availability on the Company’s bank credit facilities, and are included in the Company’s calculation of its leverage ratio covenant under the bank credit facilities. The surety bonds are not considered as borrowings under the Company’s bank credit facilities.

Note 8: OTHER

Capital Market Transaction

On February 25, 2004, the Company redeemed €454.4 million of its 6.5% senior notes due July 7, 2005, for €477.7 million plus accrued interest. As a result of this redemption, the Company recorded a pre-tax loss of $31.4 million on the early extinguishment of debt. After this redemption, €195.6 million of the 6.5% senior notes remain outstanding.

Marketable Security Transaction

During the three months ended March 31, 2004, the Company received $599.4 million of proceeds related to the sale of its remaining investment in Univision Communications, Inc. As a result, the Company recorded a gain of $47.0 million in “Gain (loss) on marketable securities”.

Note 9: SEGMENT DATA

The Company has three reportable segments, which it believes best reflects how the Company is currently managed – radio broadcasting, outdoor advertising and live entertainment. The category “other” includes television broadcasting, sports representation and media representation. Revenue and expenses earned and charged between segments are recorded at fair value and eliminated in consolidation.

	Radio	Outdoor	Live
(In thousands)	Broadcasting	Advertising	Entertainment	Other	Corporate	Eliminations	Consolidated
Three Months Ended March 31, 2004
Revenue	$832,944	$521,593	$513,958	$132,361	$—	$(31,290)	$1,969,566
Divisional operating expenses	512,328	412,738	491,848	114,094	—	(31,290)	1,499,718
Non-cash compensation	261	—	—	—	657	—	918
Depreciation and amortization	37,791	99,750	15,548	14,726	5,343	—	173,158
Corporate expenses	—	—	—	—	49,364	—	49,364

Operating income (loss)	$282,564	$9,105	$6,562	$3,541	$(55,364)	$—	$246,408

Intersegment revenues	$10,736	$2,450	$5,300	$12,804	$—	$—	$31,290
Identifiable assets	$19,742,233	$4,791,966	$1,524,851	$1,366,396	$374,035	$—	$27,799,481
Capital expenditures	$7,655	$36,644	$23,218	$3,048	$219	$—	$70,784

Three Months Ended March 31, 2003
Revenue	$795,034	$450,528	$437,882	$125,418	$—	$(29,419)	$1,779,443
Divisional operating expenses	495,104	364,709	421,136	109,545	—	(29,419)	1,361,075
Non-cash compensation	516	—	—	—	283	—	799
Depreciation and amortization	37,300	88,966	14,819	12,497	5,980	—	159,562
Corporate expenses	—	—	—	—	42,779	—	42,779

Operating income (loss)	$262,114	$(3,147)	$1,927	$3,376	$(49,042)	$—	$215,228

Intersegment revenues	$12,748	$3,519	$25	$13,127	$—	$—	$29,419
Identifiable assets	$19,689,777	$4,609,656	$1,334,580	$1,388,708	$738,272	$—	$27,760,993
Capital expenditures	$10,636	$39,776	$9,846	$3,754	$420	$—	$64,432

Net revenue of $411.9 million and $333.4 million and identifiable assets of $2.5 billion and $2.2 billion were derived from the Company’s foreign operations and are included in the March 31, 2004 and 2003 data above, respectively.

Note 10: SUBSEQUENT EVENTS

On April 28, 2004, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share on the Company’s Common Stock. The dividend is payable on July 15, 2004 to shareholders of record at the close of business on June 30, 2004.

As of May 7, 2004, 2.7 million shares had been repurchased for an aggregate purchase price of $112.6 million, including commission and fees, under the Company’s share repurchase program.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Management’s discussion and analysis of our results of operations and financial condition should be read in conjunction with the consolidated financial statements and related footnotes. Our discussion is presented on both a consolidated and segment basis. Corporate expenses, Interest expense, Gain (loss) on sale of marketable securities, Equity in earnings of nonconsolidated affiliates, Other income (expense) – net, and Income tax benefit (expense) are managed on a total company basis and are, therefore, reflected only in our discussion of consolidated results.

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

Radio Broadcasting

     Our local radio markets are run predominantly by the local management team who control the formats they select for their programming. The formats are designed to reach audiences with targeted demographic characteristics that appeal to our advertisers. Our advertising rates are principally based on how many people in a targeted audience are listening to our stations, as measured by an independent ratings service. The size of the market influences rates as well, with larger markets typically receiving higher rates than smaller markets. Also, our advertising rates are influenced by the time of day the advertisement airs, with morning and evening drive-time hours typically the highest. We sell a certain number of radio advertising spots per hour to our advertisers. Radio advertising contracts are typically less than one year.

     Due to the geographic diversity and autonomy of our markets, we have a multitude of different advertising rates and audience demographics that are market specific. Therefore, our discussion of the results of operations of our radio broadcasting segment focuses on the macro level indicators that management monitors to assess our radio segment’s financial condition and results of operations.

     Management looks at our radio operations’ overall revenues as one of its main performance metrics. Management also looks at local advertising, which is sold predominately in a station’s local market, and national advertising, which is sold across multiple markets. Local advertising is sold by our local radio stations’ sales staff while national advertising is sold, for the most part, through our national representation firm.

     Local and national advertising revenues are tracked separately because these revenue streams have different sales forces, respond differently to changes in the economic environment and because local advertising is the primary driver of our radio revenues. During the first quarter of 2004, growth in our local advertising revenue outpaced the growth in our national advertising revenue.

     Management also looks at radio revenue by market size, as defined by Arbitron. Typically, larger markets can reach bigger audiences with wider demographics than smaller markets. Over half of our radio revenue and divisional operating expenses comes from our 50 largest markets. During the first quarter of 2004, our top 50 markets grew in-line with the overall revenue growth in our radio segment.

     Additionally, management reviews our share of listeners in target demographics listening to the radio in an average quarter hour. This metric gauges how well our formats are doing attracting and keeping listeners. Our overall share of listeners 12 years and older and age 25 to 54 was up slightly in the first quarter of 2004 over the first quarter of 2003.

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

Outdoor Advertising

     Our outdoor advertising revenues are generated from selling advertisements on our display faces, which consist of bulletins, posters and transit displays as well as street furniture panels. Our advertising rates are based on a particular display’s impressions in relation to the demographics of a particular market and its location within a market. Our outdoor advertising contracts are typically based on the number of months or weeks the advertisement is displayed on our inventory.

     To monitor the health of our outdoor business, management reviews average rates, average occupancy and inventory levels of each of our display faces by market. In addition, because a significant portion of our outdoor advertising is conducted in foreign markets, principally Europe, management looks at revenues from our foreign operations on a constant dollar basis. A constant dollar basis allows for comparison of operations independent of foreign exchange movements. Our outdoor advertising revenue and divisional operating expenses increased in the first quarter of 2004 as compared to the first quarter of 2003 by approximately $37.7 million and $34.1 million, respectively, as a result of fluctuations in foreign currency exchange rates.

     Our significant outdoor expenses include production expenses, revenue sharing or minimum guarantees on our transit and street furniture contracts and site lease expenses, primarily for land under our advertising displays. Our site lease terms vary from monthly to yearly, can be for terms of 20 years or longer and typically provide for renewal options. Our street furniture contracts are usually won in a competitive bid and generally have terms of between 10 and 20 years.

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

     We generally receive higher music profits when an event is at a venue we own rather than a venue we rent. The higher music profits are due to our ability to share in a percentage of the revenues received from concession and merchandise sales as well as the opportunity to sell sponsorships for venue naming rights and signage.

     To judge the health of our music business, management monitors the number of shows, average paid attendance, talent cost as a percent of revenue, sponsorship dollars and ticket revenues. In addition, because a significant portion of our live entertainment business is conducted in foreign markets, management looks at revenues from our foreign operations on a constant dollar basis. A constant dollar basis allows for comparison of operations independent of foreign exchange movements. Our live entertainment revenue and divisional operating expenses increased in the first quarter of 2004 as compared to the first quarter of 2003 by approximately $16.4 million and $15.5 million, respectively, as a result of fluctuations in foreign currency exchange rates.

     The primary expense driver for live entertainment is talent cost. Talent cost is the amount we pay to a musical artist or theatrical production to perform at an event. This is a negotiated amount primarily driven by what the artist or production requires to cover their direct costs and value of their time. These fees are typically agreed to at a set minimum amount with the potential for additional profit sharing if the event exceeds set revenue targets.

The comparison of Three Months Ended March 31, 2004 to Three Months Ended March 31, 2003 is as follows:

Consolidated

(In thousands)	Three Months Ended March 31,
	2004	2003	% Change
Revenue	$1,969,566	$1,779,443	11%
Operating expenses:
Divisional operating expenses (excludes non-cash compensation expenses of $261 and $516 in 2004 and 2003, respectively)	1,499,718	1,361,075	10%
Non-cash compensation expense	918	799	15%
Depreciation and amortization	173,158	159,562	9%
Corporate expenses (excludes non-cash compensation expenses of $657 and $283 in 2004 and 2003, respectively)	49,364	42,779	15%

Operating income	246,408	215,228	14%
Interest expense	89,805	100,952
Gain (loss) on marketable securities	49,723	2,792
Equity in earnings of nonconsolidated affiliates	6,675	2,335
Other income (expense) – net	(17,270)	2

Income before income taxes	195,731	119,405
Income tax benefit (expense):
Current	(145,985)	17,995
Deferred	66,714	(66,354)

Net income	$116,460	$71,046

Consolidated Revenue

     Revenue increased $190.1 million for the three months ended March 31, 2004 from the same period of 2003. Excluding the effect of movement in foreign currency exchange rates, our entertainment segment contributed $59.7 million, the radio segment contributed $37.9 million and the outdoor segment contributed $33.4 million towards this growth. The revenue increase is primarily attributable to increased ticket revenue in our live entertainment segment, growth in local advertising demand in our radio segment and growth in domestic billboard and international street furniture revenues in our outdoor advertising segment. Also contributing to the increase was $54.1 million resulting from foreign currency exchange rate movement.

Consolidated Divisional Operating Expenses

     Divisional operating expenses increased $138.6 million for the three months ended March 31, 2004 as compared to the same period of 2003. Excluding the effect of movement in foreign currency exchange rates, our entertainment segment contributed $55.2 million, the radio segment contributed $17.2 million and the outdoor segment contributed $13.9 million towards this growth. This increase is primarily attributable to additional variable costs related to the mix of events in our live entertainment business, increased production costs and bonus expenses in our radio segment and site lease expenses and acquisition activity in our outdoor advertising segment. Also contributing to the increase was $49.6 million resulting from foreign currency exchange rate movement.

Depreciation and Amortization

     Depreciation and amortization expense increased $13.6 million for the three months ended March 31, 2004 as compared to the same period of 2003. The increase is primarily related to $4.5 million from foreign exchange as well as $4.4 million from increased accelerated depreciation on display takedowns and abandonments in our outdoor advertising segment. We also saw increased amortization as a result of the purchase of certain national representation contracts during the latter part of 2003.

Corporate Expenses

     Corporate expenses increased $6.6 million for the three months ended March 31, 2004 as compared to the same period of 2003. The increase is primarily the result of a higher bonus accrual in the current period related to our improved operating performance.

Interest Expense

     Interest expense was $89.8 million and $101.0 million for the three months ended March 31, 2004 and 2003, respectively, a decrease of $11.2 million. This decrease for the three months ended March 31, 2004 was due to the decrease in our total debt outstanding. At March 31, 2004 and 2003, outstanding debt was $6.3 billion and $8.6 billion, respectively.

Gain (loss) on Marketable Securities

     During the three months ended March 31, 2004, a $49.7 million gain on marketable securities was recorded primarily from a $47.0 million gain on the sale of our remaining investment in Univision Communications. The remaining $2.7 million gain relates to the change in the fair value of a secured forward exchange contract and its underlying investment.

Equity in Earnings of Nonconsolidated Affiliates

     Equity in earnings of nonconsolidated affiliates was $6.7 million and $2.3 million for the three months ended March 31, 2004 and 2003, respectively. This $4.4 million increase is primarily the result of an investment in our live entertainment segment that benefited from additional weeks of performances in 2004.

Other Income (Expense) — Net

     For the three months ended March 31, 2004, other income (expense) – net was expense of $17.3 million. The expense recognized for the three months ended March 31, 2004 related to a $31.4 million loss on the early extinguishment of debt, partially offset by an $11.6 million gain on the disposal of radio operating assets and a $2.5 million net gain on various other items.

Income Tax Benefit (Expense)

     During the three months ended March 31, 2004, current tax expense includes $195.0 million related to our sale of our remaining investment in Univision. Although the book gain recorded during the current quarter related to this sale was only $47.0 million, for tax purposes a much larger gain was realized as our basis in our Univision investment was the carryover basis from our shares of Hispanic Broadcasting Corporation. Upon receiving Univision shares as a result of the Univision acquisition of Hispanic, we converted our investment from an equity method investment to a cost method investment and thus began to carry our investment on our balance sheet at fair value. Also, included in current tax expense for the three months ended March 31, 2004 is a tax benefit of approximately $67.5 million related to the tax loss on our early extinguishment of debt.

     Deferred taxes for the three months ended March 31, 2004 includes a $195.0 million deferred tax benefit related to our Univision investment. Upon the conversion of our investment to a cost method investment, a large non-taxable gain was recorded during the three months ended September 30, 2003, which resulted in a large deferred tax asset. As a result of the sale of this investment, this deferred tax asset reversed resulting in the recognition of a deferred tax benefit. In addition to the deferred tax asset recognized at the time of the conversion, an additional deferred tax asset was recorded related to the net unrealized gain recorded subsequent to the conversion of our investment on the ultimate sale of our investment. Finally, deferred taxes for the quarter ended March 31, 2004 includes a $54.3 million expense related to our early extinguishment of debt.

Segment Revenue and Divisional Operating Expenses

Radio Broadcasting

(In thousands)	Three Months Ended March 31,
			% Change
	2004	2003	2004 v. 2003
Revenue	$832,944	$795,034	5%
Divisional operating expenses	512,328	495,104	3%
Non-cash compensation	261	516	(49%)
Depreciation and amortization	37,791	37,300	1%

Operating income	$282,564	$262,114

     Our radio broadcasting revenue increased $37.9 million to $832.9 million during the first quarter of 2004 compared to the first quarter of 2003. Revenue growth was lead mainly by resurgent local advertising, with growth in traffic revenue and growth in network revenue primarily from our syndicated radio programs contributing to a lesser extent. Revenue grew sequentially throughout the first quarter of 2004, with March being the strongest month. During the first quarter of 2004, the majority of our markets grew in-line with the overall revenue growth in our radio segment. Strong local and national advertising categories during the first quarter included services, automotive, entertainment and consumer products.

     Divisional operating expenses increased $17.2 million to $512.3 million during the first quarter of 2004 as compared to the first quarter of 2003. The increase is primarily from a 6% increase in programming and promotion costs, increased sales related expenses driven by commission and accrued bonus expenses and an increase in general and administrative expenses associated with an increase in the cost of employee healthcare benefits.

Outdoor Advertising

(In thousands)	Three Months Ended March 31,
			% Change
	2004	2003	2004 v. 2003
Revenue	$521,593	$450,528	16%
Divisional operating expenses	412,738	364,709	13%
Non-cash compensation	—	—	—
Depreciation and amortization	99,750	88,966	12%

Operating income (loss)	$9,105	$(3,147)

     Our outdoor advertising revenue increased $71.1 million to $521.6 million during the first quarter of 2004 as compared to the first quarter of 2003. Growth was led by strong domestic bulletin and international street furniture and billboard revenues. Also contributing to the increase was $10.4 million from the purchase and consolidation of our outdoor advertising joint venture in Australia, which we had accounted for as an equity method investment during the first quarter of 2003. Included in the revenue increase is approximately $37.7 million from foreign exchange increases. Offsetting the revenue increase was a decline in revenue from our airport advertising inventory.

     The growth in our domestic bulletin revenue came from growth in average bulletin rates, while bulletin occupancy levels were flat for the first quarter of 2004 compared to 2003. Revenue from our domestic posters was essentially unchanged during the first quarter of 2004 as compared to 2003, with average poster rates up and poster occupancy slightly down. Growth occurred across the majority of our domestic markets, with our top 25 markets outperforming our aggregate outdoor advertising revenue growth. Strong markets included Miami, Minneapolis, Atlanta and Portland with automotive, entertainment, business/consumer services and real estate advertising categories contributing to the growth.

     The growth in our international street furniture revenue was fueled by growth in average revenue per street furniture display, while the total number of displays was slightly up for the first quarter of 2004 as compared to 2003. Similar to street furniture, the revenue growth in our international billboards was led by an increase in average revenue per billboard with the total number of international billboards consistent for the first quarter of 2004 as compared to 2003. Strong international markets included the United Kingdom, Australia and Sweden.

     Divisional operating expenses increased $48.0 million to $412.7 million during the first quarter of 2004 compared to the first quarter of 2003. The increase includes approximately $34.1 million from foreign exchange increases. Additionally, we incurred more site lease expenses primarily related to increased lease rates. We also saw an additional $8.8 million in divisional operating expenses during the first quarter of 2004 resulting from the purchase and consolidation of our outdoor advertising joint venture in Australia, which we had accounted for as an equity method investment during the first quarter of 2003.

     Depreciation and amortization expense increased $10.8 million during the first quarter of 2004 as compared to the first quarter of 2003. The increase is primarily attributable to $4.5 million from foreign exchange as well as a $4.4 million increase in accelerated depreciation on display takedowns and abandonments.

Live Entertainment

(In thousands)	Three Months Ended March 31,
			% Change
	2004	2003	2004 v. 2003
Revenue	$513,958	$437,882	17%
Divisional operating expenses	491,848	421,136	17%
Non-cash compensation	—	—	—
Depreciation and amortization	15,548	14,819	5%

Operating income	$6,562	$1,927

Our live entertainment revenue increased $76.1 million to $514.0 million during the first quarter of 2004 as compared to the first quarter of 2003. Increased concert ticket sales from additional shows and higher attendance at events, such as Bette Midler and Britney Spears, drove the increase. We also saw increased touring revenue from events such as David Bowie. Revenue from sponsorships was another contributing factor to the growth. Also underlying the revenue increase was approximately $16.4 million from foreign exchange increases.

     Divisional operating expenses increased $70.7 million to $491.8 million during the first quarter of 2004 as compared to the first quarter of 2003. The increase includes approximately $15.5 million from foreign exchange increases. The remaining increase primarily relates to variable costs associated with the volume and mix of events in 2004 as compared to 2003.

Reconciliation of Segment Operating Income to Consolidated Operating Income

(In thousands)	Three Months Ended March 31,
	2004	2003
Radio Broadcasting	$282,564	$262,114
Outdoor Advertising	9,105	(3,147)
Live Entertainment	6,562	1,927
Other	3,541	3,376
Corporate	(55,364)	(49,042)

Consolidated Operating Income	$246,408	$215,228

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Operating Activities:

     Net cash flow from operating activities of $530.8 million for the three months ended March 31, 2004 principally reflects a net income of $116.5 million plus depreciation and amortization of $173.2 million. Cash flow from operations also reflects a positive change in working capital of approximately $210.8 million primarily due to an increase in deferred income and a decrease in accounts receivable. Net cash flow from operating activities of $435.8 million for the three months ended March 31, 2003 principally reflects a net income of $71.0 million plus depreciation and amortization of $159.6 million. Cash flow from operations also reflects a positive change in working capital of approximately $156.1 million primarily due to an increase in deferred income and a decrease in accounts receivable.

Investing Activities:

     Net cash provided by investing activities of $435.7 million for the three months ended March 31, 2004 principally reflects proceeds from the sale of our remaining investment in Univision of $599.4 million, partially offset by capital expenditures of $70.8 million related to purchases of property, plant and equipment and $95.1 million primarily related to acquisitions of radio and outdoor assets. Net cash expenditures used in investing activities of $97.4 million for the three months ended March 31, 2003 principally reflect capital expenditures of $64.4 million related to purchases of property, plant and equipment and $30.8 million primarily related to acquisitions of radio and outdoor assets.

Financing Activities:

     Net cash used in financing activities for the three months ended March 31, 2004 principally reflect the net reduction in debt of $846.3 million and $61.6 million in dividend payments, partially offset by proceeds of $12.2 million related to the exercise of stock options. Financing activities for the three months ended March 31, 2003 principally reflect the net reduction in debt of $169.8 million and proceeds of $10.5 million related to the exercise of stock options.

     We expect to fund anticipated cash requirements (including payments of principal and interest on outstanding indebtedness and commitments, acquisitions, anticipated capital expenditures, dividends and share repurchases) for the foreseeable future with cash flows from operations and various externally generated funds.

SOURCES OF CAPITAL

As of March 31, 2004 and December 31, 2003 we had the following debt outstanding:

(In millions)

	March 31,	December 31,
	2004	2003
Credit facilities – domestic	$417.0	$660.5
Credit facility – international	50.1	50.1
Long-term bonds (a)	5,621.3	6,159.4
Other borrowings	196.7	195.0

Total Debt (b)	6,285.1	7,065.0
Less: Cash and cash equivalents	194.0	123.3

	$6,091.1	$6,941.7

(a)	Includes $16.0 million and $16.8 million in unamortized fair value purchase accounting adjustment premiums related to the merger with AMFM Inc. at March 31, 2004 and December 31, 2003, respectively. Also includes $48.0 million and $7.0 million related to fair value adjustments for interest rate swap agreements at March 31, 2004 and December 31, 2003, respectively.

(b)	Total face value of outstanding debt was $6.3 billion and $7.0 billion at March 31, 2004 and December 31, 2003, respectively.

Domestic Credit Facilities

     We currently have two separate domestic credit facilities. These provide cash for working capital needs, funding dividends and share repurchases, certain acquisitions and refinancing of public debt securities.

     The first credit facility is a reducing revolving credit facility, originally in the amount of $2.0 billion. At March 31, 2004, $417.0 million was outstanding and $423.6 million was available for future borrowings. The amount available for future borrowings under this credit facility began reducing on September 30, 2000, with quarterly reductions to continue through the last business day of June 2005. The reductions in amounts available for future borrowings total $109.4 million per quarter in 2004, $131.3 million in the first quarter of 2005 and $381.3 million in the second quarter of 2005.

     The second facility is a $1.5 billion five-year multi-currency revolving credit facility. At March 31, 2004, there was no outstanding balance and, taking into account letters of credit of $142.3 million, $1.4 billion was available for future borrowings, with the entire balance to be repaid on August 30, 2005.

     During the three months ended March 31, 2004, we made principal payments totaling $1.6 billion and drew down $1.3 billion on these credit facilities. As of May 7, 2004, the credit facilities’ aggregate outstanding balance was $398.0 million and, taking into account outstanding letters of credit, $1.8 billion was available for future borrowings.

International Credit Facility

     We have a $150.0 million five-year revolving credit facility with a group of international banks. This facility allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provides funds to our international operations for certain working capital needs. At March 31, 2004, $50.1 million was outstanding. This credit facility expires on December 8, 2005.

Sale of Investments

     During the three months ended March 31, 2004, we received $599.4 million of proceeds related to the sale of our remaining investment in Univision. As a result, we recorded a gain of $47.0 million in “Gain (loss) on marketable securities”.

Shelf Registration

     On April 22, 2004, we filed a Registration Statement on Form S-3/A covering a combined $3.0 billion of debt securities, junior subordinated debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units (the “shelf registration statement”). The shelf registration statement also covers preferred securities that may be issued from time to time by our three Delaware statutory business trusts and guarantees of such preferred securities by us. The SEC declared this shelf registration statement effective on April 26, 2004.

Debt Covenants

     Our only significant covenants relate to leverage and interest coverage contained and defined in the credit facilities. The leverage ratio covenant requires us to maintain a ratio of total debt to EBITDA (as defined by the credit facilities) of less than 5.50x through June 30, 2003 and less than 5.00x from July 1, 2003 through the maturity of the facilities. The interest coverage covenant requires us to maintain a minimum ratio of EBITDA (as defined by the credit facilities) to interest expense of 2.00x. In the event that we do not meet these covenants, we are considered to be in default on the credit facilities at which time the credit facilities may become immediately due. At March 31, 2004, our leverage and interest coverage ratios were 2.77x and 6.12x, respectively. Including our cash and cash equivalents recorded at March 31, 2004, our leverage on a net debt basis was 2.68x. Our bank credit facilities have cross-default provisions among the bank facilities only. No other Clear Channel debt agreements have cross-default or cross-acceleration provisions.

     Additionally, the AMFM long-term bonds contain certain restrictive covenants that limit the ability of AMFM Operating Inc., a wholly-owned subsidiary of Clear Channel, to incur additional indebtedness, enter into certain transactions with affiliates, pay dividends, consolidate, or affect certain asset sales.

     Our $1.5 billion, five-year multi-currency revolving credit facility includes a provision for an increase in fees of 12.5 basis points on borrowings and five basis points on amounts available for future borrowings in the event that both of our long-term debt ratings drop below our current ratings of BBB-/Baa3. Conversely, if our long-term debt ratings improve, we have a proportionate decrease in fees. Our international subsidiary’s $150.0 million international credit facility includes a put option to us in the event that our long-term debt ratings fall below BB+/Ba1. We believe there are no other agreements that contain provisions that trigger an event of default upon a change in long-term debt ratings that would have a material impact to our financial statements.

     At March 31, 2004, we were in compliance with all debt covenants. We expect to remain in compliance throughout 2004.

USES OF CAPITAL

Long-Term Bonds

     On February 25, 2004, we redeemed €454.4 million of our 6.5% senior notes due July 7, 2005, for €477.7 million plus accrued interest. As a result of this redemption we recorded a pre-tax loss of $31.4 million on the early extinguishment of debt. After this redemption, €195.6 million of the 6.5% senior notes remain outstanding.

Dividends

     On October 23, 2003 and February 19, 2004, our Board of Directors declared a quarterly cash dividend of $0.10 per share on our Common Stock. Dividend payments of $61.6 million and $61.7 million were disbursed on January 15, 2004 and April 15, 2004, respectively, to shareholders of record at the close of business on December 31, 2003 and March 31, 2004, respectively. Additionally, on April 28, 2004 our Board of Directors declared a quarterly cash dividend of $0.10 per share of our Common Stock to be paid on July 15, 2004 to shareholders of record on June 30, 2004.

Acquisitions

     During the three months ended March 31, 2004 we acquired 16 radio stations for $26.6 million in cash and $13.0 million in restricted cash. We also acquired approximately 100 outdoor display faces for $44.5 million in cash. Our live entertainment segment made cash payments of $.8 million during the quarter ended March 31, 2004, primarily related to various earn-outs and deferred purchase price consideration on prior year acquisitions. Also, our national representation business acquired new contracts for a total of $10.2 million in cash during the three months ended March 31, 2004.

Capital Expenditures

     Capital expenditures were $70.8 million and $64.4 million in the quarters ended March 31, 2004 and 2003, respectively.

(In millions)	Three Months Ended March 31, 2004 Capital Expenditures
	Radio	Outdoor	Entertainment	Corporate and Other	Total
Non-revenue producing	$7.6	$13.1	$6.6	$3.3	$30.6
Revenue producing	—	23.6	16.6	—	40.2

	$7.6	$36.7	$23.2	$3.3	$70.8

     Radio broadcasting capital expenditures declined $3.0 million in the quarter ended March 31, 2004 as compared to the same quarter of 2003 due to fewer non-revenue producing project related expenditures.

     Outdoor advertising capital expenditures during the quarter ended March 31, 2004 decreased $3.2 million as compared to the same quarter of 2003 primarily due to fewer revenue producing capital expenditures.

     Live entertainment capital expenditures during the quarter ended March 31, 2004 increased $13.4 million as compared to the same quarter of 2003 due to the construction of new venues.

     Capital expenditures listed under Corporate and Other declined $.8 million during quarter ended March 31, 2004 as compared to the same quarter of 2003.

Company Share Repurchase Program

     As of May 7, 2004, 2.7 million shares had been repurchased for an aggregate purchase price of $112.6 million, including commission and fees, under our share repurchase program.

Commitments, Contingencies and Guarantees

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

     Guarantees

     As of March 31, 2004, we guaranteed the debt of third parties of approximately $34.6 million primarily related to long-term operating contracts. The third parties’ associated operating assets secure a substantial portion of these obligations. As of May 7, 2004, we have reduced our guarantee of third party debt to $13.3 million.

     At March 31, 2004, we guaranteed the third-party performance under a certain contract for up to approximately $19.3 million that expires in 2004.

Market Risk

     Interest Rate Risk

     At March 31, 2004, approximately 30% of our long-term debt, including fixed rate debt on which we have entered into interest rate swap agreements, bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the year’s average interest rate under these borrowings, it is estimated that our interest expense would have changed by $38.3 million and that our net income would have changed by $23.7 million during the first three months of 2004. In the event of an adverse change in interest rates, management may take actions to further mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

     At March 31, 2004, we had entered into interest rate swap agreements with a $1.3 billion aggregate notional amount that effectively float interest at rates based upon LIBOR. These agreements expire from February 2007 to March 2012. The fair value of these agreements at March 31, 2004 was an asset of $48.0 million.

     Equity Price Risk

     At March 31, 2004, the carrying value of our available-for-sale and trading equity securities was $247.7 million and $38.2 million, respectively. These investments are affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at March 31, 2004 by $57.2 million and would change accumulated comprehensive income (loss) and net income (loss) by $30.7 million and $4.7 million, respectively. At March 31, 2004, we also held $30.6 million of investments that do not have a quoted market price, but are subject to fluctuations in their value.

     Foreign Currency

     We have operations in countries throughout the world. Foreign operations are measured in their local currencies except in hyper-inflationary countries in which we operate. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. To mitigate a portion of the exposure to risk of international currency fluctuations, we maintain a natural hedge through borrowings in currencies other than the U.S. dollar. In addition, we have a U.S. dollar – Euro cross currency swap which is also designated as a hedge of our net investment in foreign denominated assets. These hedge positions are reviewed monthly. Our foreign operations reported a net loss of $23.2 million for the three months ended March 31, 2004. It is estimated that a 10% change in the value of the U.S. dollar to foreign currencies would change net loss for the three months ended March 31, 2004 by $2.3 million.

     Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of our investments in various countries, all of which are accounted for under the equity method. It is estimated that the result of a 10% fluctuation in the value of the dollar relative to these foreign currencies at March 31, 2004 would change our equity in earnings of nonconsolidated affiliates by $.7 million and would change our net income for the three months ended March 31, 2004 by approximately $.4 million. This analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

Recent Accounting Pronouncements

     On January 1, 2004, we adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities. The Interpretation addresses consolidation of business enterprises of variable interest. The adoption of FIN 46 did not have a material impact on our financial position or results of operations.

Inflation

     Inflation has affected our performance in terms of higher costs for wages, salaries and equipment. Although the exact impact of inflation is indeterminable, we believe we have offset these higher costs in various manners.

Ratio of Earnings to Fixed Charges

     The ratio of earnings to fixed charges is as follows:

Three Months ended
	March 31,			Year Ended December 31,
2004	2003	2003	2002	2001	2000	1999
2.05	1.65	3.62	2.62	*	2.20	2.04

*	For the year ended December 31, 2001, fixed charges exceeded earnings before income taxes and fixed charges by $1.3 billion.

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

Risks Regarding Forward Looking Statements

     Except for the historical information, this report contains various forward-looking statements that represent our expectations or beliefs concerning future events, including the future levels of cash flow from operations. Management believes that all statements that express expectations and projections with respect to future matters, including the strategic fit of radio assets, expansion of market share, our ability to capitalize on synergies between the live entertainment and radio broadcasting businesses, the availability of capital resources, and expected changes in advertising revenues, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables that could have an adverse effect upon our financial performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management’s expectations will necessarily come to pass.

     A wide range of factors could materially affect future developments and performance, including:

•	the impact of general economic conditions in the U.S. and in other countries in which we currently do business, including those resulting from recessions, political events and acts or threats of terrorism or military conflicts;

•	the impact of the geopolitical environment;

•	our ability to integrate the operations of recently acquired companies;

•	shifts in population and other demographics;

•	industry conditions, including competition;

•	fluctuations in operating costs;

•	technological changes and innovations;

•	changes in labor conditions;

•	fluctuations in exchange rates and currency values;

•	capital expenditure requirements;

•	the outcome of pending and future litigation;

•	legislative or regulatory requirements;

•	interest rates;

•	the effect of leverage on our financial position and earnings;

•	taxes;

•	access to capital markets; and

•	certain other factors set forth in our SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Item 2. Changes in Securities, and Use of Proceeds and Issuer Purchases of Equity Securities

     On March 30, 2004, we publicly announced that our Board of Directors authorized a share repurchase program of up to $1.0 billion effective immediately. This share repurchase program will expire on March 30, 2005, although prior to such time, the program may be discontinued or suspended at any time. During the three months ended March 31, 2004, we had not repurchased any shares.

Item 5. Other Information

     On April 30, 2004, Lowry Mays, our Chairman and Chief Executive Officer, awoke with numbness on his left side and was admitted to the hospital for testing. Doctors found that he had suffered a subdural hematoma. Surgery was performed to alleviate the pressure caused by the hematoma. The surgery was successful. His doctors expect a complete recovery.

     On May 7, 2004, our Board of Directors appointed Mark P. Mays as interim CEO, effective immediately.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits. See Exhibit Index on Page 27

     (b) Reports on Form 8-K

Filing	Date	Items Reported	Financial Statements Reported
8-K	1/12/04	Item 5 - Other	None
8-K	2/25/04	Item 12 & 7	Earnings Release
8-K	3/31/04	Item 5 - Other	None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL COMMUNICATIONS, INC.
May 10, 2004	/s/ Randall T. Mays
Randall T. Mays
Executive Vice President and Chief Financial Officer

May 10, 2004	/s/ Herbert W. Hill, Jr.
Herbert W. Hill, Jr.
Senior Vice President and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated as of October 2, 1999, among Clear Channel, CCU Merger Sub, Inc. and AMFM Inc. (incorporated by reference to the exhibits of Clear Channel’s Current Report on Form 8-K filed October 5, 1999).

2.2	Agreement and Plan of Merger dated as of February 28, 2000, among Clear Channel, CCU II Merger Sub, Inc. and SFX Entertainment, Inc. (incorporated by reference to the exhibits of Clear Channel’s Current Report on Form 8-K filed February 29, 2000).

2.3	Agreement and Plan of Merger dated as of October 5, 2001, by and among Clear Channel, CCMM Sub, Inc. and The Ackerley Group, Inc. (incorporated by reference to the exhibits of Clear Channel’s Current Report on Form 8-K filed October 9, 2001).

3.1	Current Articles of Incorporation of the Company (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-3 (Reg. No. 333-33371) dated September 9, 1997).

3.2	Third Amended and Restated Bylaws of the Company (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-4 (Reg. No. 333-74196) dated November 29, 2001).

3.3	Amendment to the Company’s Articles of Incorporation (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Second Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

3.5	Third Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000).

4.1	Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B.J. McCombs, John M. Schaefer and John W. Barger, dated August 3, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.2	Waiver and Second Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated August 17, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.3	Waiver and Third Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated July 26, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.4	Waiver and Fourth Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated September 27, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.5	Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B. J. McCombs, John M. Schaefer and John W. Barger, dated May 31, 1977 (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-1 (Reg. No. 33-289161) dated April 19, 1984).

4.6	Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

Exhibit Number	Description
4.7	First Supplemental Indenture dated March 30, 1998 to Senior Indenture dated October 1, 1997, by and between the Company and The Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

4.8	Second Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

4.9	Third Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

4.10	Fourth Supplement Indenture dated November 24, 1999 to Senior Indenture dated October 1, 1997, by and between Clear Channel and The Bank of New York as Trustee (incorporated by reference to the exhibits of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

4.11	Fifth Supplemental Indenture dated June 21, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channel’s registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.12	Sixth Supplemental Indenture dated June 21, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channel’s registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.13	Seventh Supplemental Indenture dated July 7, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channel’s registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.14	Eighth Supplemental Indenture dated September 12, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

4.15	Ninth Supplemental Indenture dated September 12, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

4.16	Tenth Supplemental Indenture dated October 26, 2001, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

4.17	Eleventh Supplemental Indenture dated January 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.18	Twelfth Supplemental Indenture dated March 17, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated March 18, 2003).

Exhibit Number	Description
4.19	Thirteenth Supplemental Indenture dated May 1, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated May 2, 2003).

4.20	Fourteenth Supplemental Indenture dated May 21, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated May 22, 2003).

4.21	Fifteenth Supplemental Indenture dated November 5, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated November 14, 2003).

4.22	Sixteenth Supplemental Indenture dated December 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated December 10, 2003).

4.23	Termination Agreement by and among Clear Channel Communications, Inc., L. Lowry Mays, Thomas O. Hicks and certain other shareholders affiliated with Mr. Hicks dated March 10, 2004, terminating that certain Shareholders Agreement dated October 2, 1999 (incorporated by reference to the exhibits of Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.24	Shareholder’s Agreement by and between Clear Channel Communications, Inc. and L. Lowry Mays dated March 10, 2004 (incorporated by reference to the exhibits of Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.25	Shareholders’ Agreement by and among Clear Channel Communications, Inc., Thomas O. Hicks and certain other shareholders affiliated with Mr. Hicks dated March 10, 2004 (incorporated by reference to the exhibits of Clear Channel’s Annual Report on Form
10-K for the year ended December 31, 2003).

10.1	Employment Agreement by and between Clear Channel Broadcasting, Inc. and Paul Meyer dated February 18, 2004 (incorporated by reference to the exhibits of Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.2	Employment Agreement by and between Clear Channel Broadcasting, Inc. and John Hogan dated February 18, 2004 (incorporated by reference to the exhibits of Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.3	Amendment to Employment Agreement by and between Clear Channel Communications, Inc. and Brian E. Becker dated February 12, 2004 (incorporated by reference to the exhibits of Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2003).

11	Statement re: Computation of Per Share Earnings.

12	Statement re: Computation of Ratios.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.