Form 10-Q
period 2004-06-30
CLEAR CHANNEL COMMUNICATIONS INC
filed 2004-08-09
CIK 739708

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004	Commission file number 1-9645

CLEAR CHANNEL COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Texas (State of Incorporation)	74-1787539 (I.R.S. Employer Identification No.)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [  ]

     Indicate the number of shares outstanding of each class of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2004

Common Stock, $.10 par value	590,027,036

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

PART I

Item 1. UNAUDITED FINANCIAL STATEMENTS

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$232,759	$123,334
Restricted cash	4,002	—
Accounts receivable, less allowance of $53,977 at June 30, 2004 and $56,586 December 31, 2003	1,777,878	1,703,393
Prepaid expenses	314,593	196,494
Other current assets	131,611	162,461

Total Current Assets	2,460,843	2,185,682

Property, Plant and Equipment
Land, buildings and improvements	1,639,292	1,635,611
Structures	2,884,493	2,888,834
Towers, transmitter and studio equipment	846,124	829,488
Furniture and other equipment	717,227	694,163
Construction in progress	173,180	161,973

	6,260,316	6,210,069
Less accumulated depreciation	2,156,489	1,949,154

	4,103,827	4,260,915
Intangible Assets
Definite-lived intangibles, net	654,749	717,181
Indefinite-lived intangibles — licenses	11,882,534	11,797,742
Indefinite-lived intangibles — permits	453,396	424,640
Goodwill	7,301,728	7,306,338

Other Assets
Notes receivable	17,391	19,389
Investments in, and advances to, nonconsolidated affiliates	368,172	353,132
Other assets	365,417	361,306
Other investments	313,468	926,368

Total Assets	$27,921,525	$28,352,693

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY
(In thousands)

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Current Liabilities
Accounts payable	$340,461	$368,434
Accrued interest	87,882	93,848
Accrued expenses	985,955	941,263
Accrued income taxes	77,101	1,079
Current portion of long-term debt	167,000	143,664
Deferred income	626,563	318,759
Other current liabilities	19,418	25,672

Total Current Liabilities	2,304,380	1,892,719

Long-term debt	6,509,634	6,921,348
Other long-term obligations	156,863	153,311
Deferred income taxes	3,013,449	3,049,337
Other long-term liabilities	754,841	723,676

Minority interest	59,513	58,363

Shareholders’ Equity
Common stock	61,742	61,632
Additional paid-in capital	30,973,300	30,950,820
Accumulated deficit	(15,381,984)	(15,630,387)
Accumulated other comprehensive income	111,025	194,406
Other	(664)	(1,293)
Cost of shares held in treasury	(640,574)	(21,239)

Total shareholders’ equity	15,122,845	15,553,939

Total Liabilities and Shareholders’ Equity	$27,921,525	$28,352,693

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands of dollars, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Revenue	$4,454,600	$4,096,692	$2,485,034	$2,317,249
Operating expenses:
Divisional operating expenses (excludes non-cash compensation expenses of $493, $1,016, $232 and $500 for the six and three months ended June 30, 2004 and 2003, respectively)	3,260,031	3,002,980	1,760,313	1,641,905
Non-cash compensation expense	1,833	2,578	915	1,779
Depreciation and amortization	340,912	321,442	167,754	161,880
Corporate expenses (excludes non-cash compensation expenses of $1,340, $1,562, $683 and $1,279 for the six and three months ended June 30, 2004 and 2003, respectively)	95,945	85,238	46,581	42,459

Operating income	755,879	684,454	509,471	469,226

Interest expense	175,208	196,263	85,403	95,311
Gain (loss) on marketable securities	44,220	5,373	(5,503)	2,581
Equity in earnings of nonconsolidated affiliates	17,310	9,048	10,635	6,713
Other income (expense) — net	(19,964)	39,144	(2,694)	39,142

Income before income taxes	622,237	541,756	426,506	422,351
Income tax (expense) benefit:
Current	(252,873)	(40,326)	(106,888)	(58,321)
Deferred	866	(179,084)	(65,848)	(112,730)

Net income	370,230	322,346	253,770	251,300

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(27,001)	33,981	(29,915)	26,774
Unrealized gain (loss) on securities:
Unrealized holding gain (loss)	(7,353)	65,349	(1,176)	40,312
Unrealized holding gain (loss) on cash flow derivatives	(16,514)	—	51	—
Reclassification adjustment for (gains) losses included in net income	(32,513)	(1,869)	(938)	(146)

Comprehensive income	$286,849	$419,807	$221,792	$318,240

Net income per common share:
Basic	$.60	$.53	$.42	$.41

Diluted	$.60	$.52	$.41	$.41

Dividends declared per share	$.20	$—	$.10	$—

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2004	2003
Cash Flows from operating activities:
Net income	$370,230	$322,346

Reconciling Items:
Depreciation and amortization	340,912	321,442
Deferred taxes	(866)	179,084
(Gain) loss on disposal of assets	(11,698)	(5,317)
(Gain) loss on sale of other investments	(48,429)	(3,840)
(Gain) loss on forward exchange contract	(8,806)	9,163
(Gain) loss on trading securities	13,015	(10,696)
Increase (decrease) accrued income and other taxes	79,809	39,288
Increase (decrease) other, net	19,764	(45,431)
Changes in other operating assets and liabilities, net of effects of acquisitions	149,883	137,700

Net cash provided by (used in) operating activities	903,814	943,738

Cash flows from investing activities:
(Investment in) liquidation of restricted cash	(4,002)	—
Decrease (increase) in notes receivable — net	1,448	2,442
Decrease (increase) in investments in and advances to nonconsolidated affiliates — net	(3,216)	7,249
Purchases of investments	(1,023)	(4,734)
Proceeds from sale of investments	607,186	10,940
Purchases of property, plant and equipment	(156,645)	(140,279)
Proceeds from disposal of assets	9,013	8,164
Proceeds from divestitures placed in restricted cash	44,038	—
Acquisition of operating assets	(130,161)	(44,843)
Acquisition of operating assets with restricted cash	(39,857)	—
Decrease (increase) in other-net	(6,516)	(36,839)

Net cash (used in) provided by investing activities	320,265	(197,900)

Cash flows from financing activities:
Draws on credit facilities	2,146,207	1,567,734
Payments on credit facilities	(1,918,342)	(3,088,814)
Proceeds from long-term debt	—	1,997,817
Payments on long-term debt	(609,443)	(1,310,753)
Payments for purchase of treasury shares	(626,008)	—
Proceeds from forward exchange contract	—	83,519
Proceeds from exercise of stock options, stock purchase plan and common stock warrants	16,261	30,201
Dividends paid	(123,329)	—

Net cash used in financing activities	(1,114,654)	(720,296)

Net increase in cash and cash equivalents	109,425	25,542
Cash and cash equivalents at beginning of period	123,334	170,086

Cash and cash equivalents at end of period	$232,759	$195,628

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Preparation of Interim Financial Statements

The consolidated financial statements have been prepared by Clear Channel Communications, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States for interim financial information and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K.

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

	Six Months Ended June 30,		Three Months Ended June 30,
(In thousands, except per share data)	2004	2003	2004	2003
Net income
Reported	$370,230	$322,346	$253,770	$251,300
Pro forma stock compensation expense, net of tax	(37,584)	(23,966)	(21,799)	(11,729)

Pro Forma	$332,646	$298,380	$231,971	$239,571

Net income per common share
Basic:
Reported	$.60	$.53	$.42	$.41
Pro Forma	$.54	$.49	$.38	$.39
Diluted:
Reported	$.60	$.52	$.41	$.41
Pro Forma	$.54	$.48	$.38	$.39

The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for 2004 and 2003:

	2004	2003
Risk-free interest rate	2.21% - 4.30%	2.91% - 3.76%
Dividend yield	.90% - .93%	0%
Volatility factors	42% - 50%	43% - 47%
Expected life in years	3.0 - 7.5	5.0 - 7.5

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

Note 2: INTANGIBLE ASSETS AND GOODWILL

     Definite-lived Intangibles

The Company has definite-lived intangible assets recorded that continue to be amortized in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”). These assets consist primarily of transit and street furniture contracts and other contractual rights in the outdoor segment, talent and program rights contracts in the radio segment, and, in the Company’s other segment, representation contracts for non-affiliated television and radio stations, all of which are amortized over the respective lives of the agreements. Other definite-lived intangible assets are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at June 30, 2004 and December 31, 2003:

	June 30, 2004		December 31, 2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Transit, street furniture, and other outdoor contractual rights	$646,269	$314,886	$655,775	$289,821
Talent contracts	202,161	144,249	202,161	132,421
Representation contracts	248,700	78,172	238,951	62,678
Other	214,001	119,075	213,506	108,292

Total	$1,311,131	$656,382	$1,310,393	$593,212

Total amortization expense from definite-lived intangible assets for the three and six months ended June 30, 2004 and for the year ended December 31, 2003 was $35.4 million, $67.7 million and $138.2 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2005	$115,874
2006	95,860
2007	65,567
2008	52,559
2009	44,167

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

     Goodwill

Statement 142 requires the Company to test goodwill for impairment using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The Company completed the two-step impairment test at October 1, 2003 and 2002, which resulted in no impairment charge. Consistent with the Company’s approach to fair valuing FCC licenses and billboard permits, an income approach was used to determine the fair value of each of the Company’s reporting units. The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the six-month period ended June 30, 2004:

	Radio	Outdoor	Live
(In thousands)	Broadcasting	Advertising	Entertainment	Other	Total
Balance as of December 31, 2003	$6,419,191	$710,815	$147,590	$28,742	$7,306,338
Acquisitions	6,951	4,787	4,800	160	16,698
Foreign currency	—	(7,712)	(5,251)	—	(12,963)
Adjustments	(3,049)	2,076	(7,310)	(62)	(8,345)

Balance as of June 30, 2004	$6,423,093	$709,966	$139,829	$28,840	$7,301,728

Note 3: DERIVATIVE INSTRUMENTS

The Company holds a net purchased option (the “collar”) under a secured forward exchange contract that limits its exposure to and benefit from price fluctuations in XM Satellite Radio Holding, Inc. (“XMSR”) over the term of the contract. The collar is accounted for as a hedge of the forecasted sale of the underlying shares. At June 30, 2004 and December 31, 2003, the fair value of the collar was a liability of $128.6 million and $101.7 million, respectively. The amount recorded in other comprehensive income, net of tax, related to the collar was $79.7 million and $63.5 million as of June 30, 2004 and December 31, 2003, respectively.

The Company also holds options under two secured forward exchange contracts that limit its exposure to and benefit from price fluctuations in American Tower Corporation (“AMT”) over the terms of the contracts. These options are not designated as hedges of the underlying shares of AMT. The AMT contracts had a value of $34.3 million and $47.3 million at June 30, 2004 and December 31, 2003, respectively. For the six months ended June 30, 2004 and the year ended December 31, 2003, the Company recognized a gain of $13.0 million and a loss of $17.1 million, respectively, in “Gain (loss) on marketable securities” related to the change in fair value of the options.

On February 25, 2004, the Company entered into a United States dollar — Euro cross currency swap with a Euro notional amount of €497.0 million and a corresponding U.S. dollar notional amount of $629.0 million. The swap requires the Company to make fixed cash payments on the Euro notional amount while it receives fixed cash payments on the equivalent U.S. dollar notional amount, all on a semiannual basis. The Company has designated the swap as a hedge of its net investment in Euro denominated assets. The Company selected the forward method under the guidance of the Derivatives Implementation Group Statement 133 Implementation Issue H8, Foreign Currency Hedges: Measuring the Amount of Ineffectiveness in a Net Investment Hedge. The forward method requires all changes in the fair value of the cross currency swap and the semiannual cash payments to be reported as a cumulative translation adjustment in other comprehensive income in the same manner as the underlying hedged net assets. As of June 30, 2004, a $.7 million gain was recorded as a cumulative translation adjustment to other comprehensive income related to the cross currency swap.

Note 4: RECENT DEVELOPMENTS

     Company Share Repurchase Program

On March 30, 2004, the Company’s Board of Directors authorized a share repurchase program of up to $1.0 billion effective immediately. The share repurchase program will be conducted over the next 12 months. As of June 30, 2004, 16.0 million shares had been repurchased for an aggregate purchase price of $626.0 million, including commission and fees, under the Company’s share repurchase program.

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

The Company is among the defendants in a lawsuit filed on June 12, 2002 in the United States District Court for the Southern District of Florida by Spanish Broadcasting System. The plaintiffs alleged that the Company is in violation of Section One and Section Two of the Sherman Antitrust Act as well as various other claims, such as unfair trade practices and defamation, among other counts. This case was dismissed with prejudice on January 31, 2003. The plaintiffs filed an appeal with the 11th Circuit Court of Appeals. On June 30, 2004, the 11th Circuit Court of Appeals upheld the dismissal.

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

Note 5: RESTRUCTURING

As a result of the Company’s merger with The Ackerley Group, Inc. (“Ackerley”) in June 2002, the Company recorded a $40.0 million accrual related to the restructuring of Ackerley’s operations. Of the $40.0 million, $19.0 million is related to severance and $21.0 million is related to lease terminations. The Ackerley corporate office closed in July 2002. At June 30, 2004, the accrual balance for the Ackerley restructuring was $22.8 million. Also, in connection with the Company’s mergers in 2000 with SFX Entertainment, Inc. (“SFX”) and AMFM Inc. (“AMFM”), the Company restructured the SFX and AMFM operations. The AMFM corporate offices in Dallas and Austin, Texas were closed on March 31, 2001 and a portion of the SFX corporate office in New York was closed on June 30, 2001. Other operations of AMFM have either been discontinued or integrated into existing similar operations. As of June 30, 2004, the accrual balance for the AMFM and SFX restructuring was $32.9 million. All restructuring has resulted in the actual termination of approximately 800 employees. The Company has recorded a liability in purchase accounting for Ackerley, SFX and AMFM, primarily related to severance for terminated employees and lease terminations as follows:

	Six Months Ended	Year Ended
(In thousands)	June 30, 2004	December 31, 2003
Severance and lease termination costs:
Accrual at January 1	$57,140	$73,573
Adjustments to restructuring accrual	—	—
Payments charged against restructuring accrual	(1,486)	(16,433)

Ending balance of severance and lease termination accrual	$55,654	$57,140

The remaining severance and lease accrual is comprised of $38.7 million of severance and $16.9 million of lease termination. The severance accrual includes amounts that will be paid over the next several years related to deferred payments to former employees as well as other compensation. The lease termination accrual will be paid over the next five years. During the first half of 2004, $.5 million was paid and charged to the restructuring reserve related to severance. The Company made adjustments to finalize the purchase price allocation for both the AMFM and SFX mergers during 2001 and the purchase price allocation related to the Ackerley merger was finalized in 2003. All adjustments have been made, and any future potential excess reserves will be recorded as an adjustment to the purchase price.

In addition to the restructuring described above, the Company restructured its outdoor advertising operations in France during the second quarter of 2003. As a result, the Company has recorded a $13.8 million accrual in divisional operating expenses. Of the $13.8 million, $12.5 million was related to severance and $1.3 million was related to lease terminations and consulting costs. As of June 30, 2004, this accrual balance was $2.7 million. It is expected that this accrual will be paid over the next year. This restructuring resulted in the termination of 134 employees.

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

Note 7: GUARANTEES

As of June 30, 2004, the Company guaranteed third party debt of approximately $13.2 million. The guarantees arose primarily in 2000 in conjunction with the Company entering into long-term contracts with third parties. The operating assets associated with these contracts secure the debt that the Company has guaranteed. Only to the extent that the assets are either sold by the third-party for less than the guaranteed amount or the third party is unable to service the debt will the Company be required to make a cash payment under the guarantee. As of June 30, 2004, it is not probable that the Company will be required to make a payment under these guarantees. Thus, as of June 30, 2004, the guarantees associated with long-term operating contracts are not recorded on the Company’s financial statements. These guarantees are included in the Company’s calculation of its leverage ratio covenant under the bank credit facilities.

As of June 30, 2004, the Company has provided a guarantee under a certain performance contract of up to $19.3 million, which will expire during the second half of 2004. Under this guarantee, if the amount collected from the third parties that receive the benefit under the performance contract does not meet the guarantee amount, the Company must make payment for the shortfall. The Company made no payments under this guarantee during the first half of 2004. As of June 30, 2004, the Company cannot reasonably estimate whether it will have to make any future payments under this guarantee for the 2004 contract period. As such, possible losses on this executory performance contract will be appropriately recorded in the period that they are incurred.

The Company guarantees a $150.0 million five-year revolving credit facility between its international subsidiary and a group of international banks. The credit facility expires in 2005. The facility allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provides funds to the Company’s international operations for certain working capital needs. At June 30, 2004, the outstanding balance on the credit facility was $45.8 million. The outstanding balance on the credit facility is recorded in “Long-term debt” on the Company’s financial statements.

AMFM Operating Inc., an indirect wholly-owned subsidiary of the Company has guaranteed a portion of the Company’s bank credit facilities including the reducing revolving credit facility and the $1.5 billion five-year multi-currency revolving credit facility with outstanding balances at June 30, 2004 of $730.0 million and $145.0 million, respectively. At June 30, 2004, the contingent liability under these guarantees was $1.0 billion. At June 30, 2004, these outstanding balances are recorded in “Long-term debt” on the Company’s financial statements.

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

The Company currently has guarantees that provide protection to its international subsidiary’s banking institutions related to overdraft lines and credit card charge-back transactions up to approximately $66.3 million. As of June 30, 2004, no amounts were outstanding under these agreements.

As of June 30, 2004, the Company has outstanding commercial standby letters of credit and surety bonds of $144.8 million and $59.1 million, respectively, that primarily expire during 2004. These letters of credit and surety bonds relate to various operational matters including insurance, bid and performance bonds as well as other items. These letters of credit reduce the borrowing availability on the

Company’s bank credit facilities, and are included in the Company’s calculation of its leverage ratio covenant under the bank credit facilities. The surety bonds are not considered borrowings under the Company’s bank credit facilities.

Note 8: OTHER

     Capital Market Transaction

On February 25, 2004, the Company redeemed €454.4 million of its 6.5% senior notes due July 7, 2005, for €477.7 million plus accrued interest. As a result of this redemption, the Company recorded a pre-tax loss of $31.6 million on the early extinguishment of debt. After this redemption, €195.6 million of the 6.5% senior notes remain outstanding.

     Marketable Security Transaction

During the first half of 2004, the Company received $607.2 million of proceeds primarily related to the sale of its remaining investment in Univision Communications, Inc. As a result, the Company recorded a gain of $48.4 million in “Gain (loss) on marketable securities”.

     Sale of Operating Assets

During the first half of 2004, the Company recorded a gain of $23.3 million on the sale of radio assets and a loss of $12.0 million on the sale of entertainment assets.

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

	Radio	Outdoor	Live
(In thousands)	Broadcasting	Advertising	Entertainment	Other	Corporate	Eliminations	Consolidated
Six Months Ended June 30, 2004
Revenue	$1,829,768	$1,161,142	$1,248,439	$282,278	$—	$(67,027)	$4,454,600
Divisional operating expenses	1,065,097	845,727	1,185,787	230,447	—	(67,027)	3,260,031
Non-cash compensation	493	—	—	—	1,340	—	1,833
Depreciation and amortization	75,766	192,556	30,443	31,584	10,563	—	340,912
Corporate expenses	—	—	—	—	95,945	—	95,945

Operating income (loss)	$688,412	$122,859	$32,209	$20,247	$(107,848)	$—	$755,879

Intersegment revenues	$29,040	$7,255	$467	$30,265	$—	$—	$67,027
Identifiable assets	$19,815,048	$4,823,849	$1,631,712	$1,391,900	$259,016	$—	$27,921,525
Capital expenditures	$26,703	$74,913	$44,170	$10,726	$133	$—	$156,645

Three Months Ended June 30, 2004
Revenue	$996,824	$639,549	$734,481	$149,917	$—	$(35,737)	$2,485,034
Divisional operating expenses	552,769	432,989	693,939	116,353	—	(35,737)	1,760,313
Non-cash compensation	232	—	—	—	683	—	915
Depreciation and amortization	37,975	92,806	14,895	16,858	5,220	—	167,754
Corporate expenses	—	—	—	—	46,581	—	46,581

Operating income (loss)	$405,848	$113,754	$25,647	$16,706	$(52,484)	$—	$509,471

Intersegment revenues	$13,862	$4,246	$457	$17,172	$—	$—	$35,737

	Radio	Outdoor	Live
(In thousands)	Broadcasting	Advertising	Entertainment	Other	Corporate	Eliminations	Consolidated
Six Months Ended June 30, 2003
Revenue	$1,765,599	$1,019,702	$1,113,802	$264,723	$—	$(67,134)	$4,096,692
Divisional operating expenses	1,031,992	779,043	1,040,416	218,663	—	(67,134)	3,002,980
Non-cash compensation	1,016	—	—	—	1,562	—	2,578
Depreciation and amortization	76,076	178,437	29,745	25,076	12,108	—	321,442
Corporate expenses	—	—	—	—	85,238	—	85,238

Operating income (loss)	$656,515	$62,222	$43,641	$20,984	$(98,908)	$—	$684,454

Intersegment revenues	$27,033	$9,577	$1,195	$29,329	$—	$—	$67,134
Identifiable assets	$19,792,427	$4,817,252	$1,435,799	$1,450,026	$483,078	$—	$27,978,582
Capital expenditures	$20,881	$80,290	$28,596	$9,656	$856	$—	$140,279

Three Months Ended June 30, 2003
Revenue	$970,565	$569,174	$675,920	$139,305	$—	$(37,715)	$2,317,249
Divisional operating expenses	536,888	414,334	619,280	109,118	—	(37,715)	1,641,905
Non-cash compensation	500	—	—	—	1,279	—	1,779
Depreciation and amortization	38,776	89,471	14,926	12,579	6,128	—	161,880
Corporate expenses	—	—	—	—	42,459	—	42,459

Operating income (loss)	$394,401	$65,369	$41,714	$17,608	$(49,866)	$—	$469,226

Intersegment revenues	$14,285	$6,058	$1,170	$16,202	$—	$—	$37,715

Net revenue of $1.0 billion and $411.9 million for the six and three months ended June 30, 2004, respectively, and $850.8 million and $333.4 million for the six and three months ended June 30, 2003, respectively, and identifiable assets of $2.6 billion and $2.4 billion as of June 30, 2004 and 2003, respectively, are included in the data above and are derived from the Company’s foreign operations.

Note 10: SUBSEQUENT EVENTS

On July 13, 2004, the Company entered into a new five-year, multi-currency revolving credit facility in the amount of $1.75 billion. The facility can be used for general working capital purposes including commercial paper support as well as to fund capital expenditures, share repurchases, acquisitions and the refinancing of public debt securities. The Company’s existing $1.5 billion five-year multi-currency revolving credit facility was repaid in its entirety and terminated at the same time the new facility was entered into.

On July 21, 2004, the Company’s Board of Directors declared a quarterly cash dividend of $0.125 per share on the Company’s Common Stock. The dividend is payable on October 15, 2004 to shareholders of record at the close of business on September 30, 2004.

From July 1, 2004 through August 4, 2004, 11.1 million shares had been repurchased for an aggregate purchase price of $395.8 million, including commission and fees. On July 21, 2004, the Company’s Board of Directors authorized a second share repurchase program of up to $1.0 billion effective immediately. This second share repurchase program will be conducted over the next 12 months. At August 4, 2004, the Company had completed the first $1.0 billion share repurchase program authorized by the Board of Directors on March 30, 2004 and there was $978.2 million remaining available for repurchase through this second repurchase program.

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

     We manage our operating segments primarily on their operating income. Therefore, our discussion of the results of operations of our operating segments focuses on their operating income. Corporate expenses, Interest expense, Gain (loss) on sale of marketable securities, Equity in earnings of nonconsolidated affiliates, Other income (expense) — net, and Income tax benefit (expense) are managed on a total company basis and are, therefore, reflected only in our discussion of consolidated results.

Radio Broadcasting

     Our local radio markets are run predominantly by local management teams who control the formats selected for their programming. The formats are designed to reach audiences with targeted demographic characteristics that appeal to our advertisers. Our advertising rates are principally based on how many people in a targeted audience are listening to our stations, as measured by an independent ratings service. The size of the market influences rates as well, with larger markets typically receiving higher rates than smaller markets. Also, our advertising rates are influenced by the time of day the advertisement airs, with morning and evening drive-time hours typically the highest. We sell a certain number of radio advertising spots per hour to our advertisers. Radio advertising contracts are typically less than one year.

     Due to the geographic diversity and autonomy of our markets, we have a multitude of market specific advertising rates and audience demographics. Therefore, our discussion of the results of operations of our radio broadcasting segment focuses on the macro level indicators that management monitors to assess our radio segment’s financial condition and results of operations.

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

     Local and national advertising revenues are tracked separately because these revenue streams have different sales forces, respond differently to changes in the economic environment and because local advertising is the primary driver of our radio revenues. During the second quarter of 2004, growth in our local advertising revenue outpaced the growth in our national advertising revenue.

     Management also looks at radio revenue by market size, as defined by Arbitron. Typically, larger markets can reach bigger audiences with wider demographics than smaller markets. Over half of our radio revenue and divisional operating expenses comes from our 50 largest markets.

     Additionally, management reviews our share of listeners in target demographics listening to the radio in an average quarter hour. This metric gauges how well our formats are doing attracting and keeping listeners. Our overall share of listeners 12 years and older and age 25 to 54 was up in the second quarter of 2004 over the second quarter of 2003.

     A significant portion of our radio segment’s expenses vary in connection with changes in revenue. These variable expenses primarily relate to costs in our sales department, such as salaries, commissions, and bad debt. Our programming and general and administrative departments incur most of our fixed costs, such as talent costs, rights fees, utilities and office salaries. Lastly, our highly discretionary costs are in our marketing and promotions department, which we primarily incur to maintain and/or increase our audience and market share.

Outdoor Advertising

     Our outdoor advertising revenues are generated from selling advertisements on our display faces, which include bulletins, posters and transit displays as well as street furniture panels. Our advertising rates are based on a particular display’s impressions in relation to the demographics of a particular market and its location within a market. Our outdoor advertising contracts are typically based on the number of months or weeks the advertisement is displayed.

     To monitor the health of our outdoor business, management reviews average rates, average occupancy and inventory levels of each of our display faces by market. In addition, because a significant portion of our outdoor advertising is conducted in foreign markets, principally Europe, management looks at revenues from our foreign operations on a constant dollar basis. A constant dollar basis allows for comparison of operations independent of foreign exchange movements. Our outdoor advertising revenue and divisional operating expenses increased in the second quarter of 2004 as compared to the second quarter of 2003 by approximately $28.8 million and $22.1 million, respectively, as a result of fluctuations in foreign currency exchange rates.

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

Live Entertainment

     We derive live entertainment revenues primarily from promoting or producing music and theater events. Revenues from these events are mainly from ticket sales, rental income, corporate sponsorships, concessions and merchandise. We typically receive either all the ticket sales or just a fixed fee for each event we host. We also receive fees representing a percentage of total concession sales from vendors and total merchandise sales from the performer or tour producer.

     We generally receive higher music profits when an event is at a venue we own rather than a venue we rent. The higher music profits are due to our ability to share in a percentage of the revenues received from concession and merchandise sales as well as the opportunity to sell sponsorships for venue naming rights and signage.

     To judge the health of our music business, management monitors the number of shows, average paid attendance, talent cost as a percent of revenue, sponsorship dollars and ticket revenues. In addition, because a significant portion of our live entertainment business is conducted in foreign markets, management looks at revenues from our foreign operations on a constant dollar basis. A constant dollar basis allows for comparison of operations independent of foreign exchange movements. Our live entertainment revenue and divisional operating expenses increased in the second quarter of 2004 as compared to the second quarter of 2003 by approximately $15.9 million and $14.8 million, respectively, as a result of fluctuations in foreign currency exchange rates.

     The primary expense driver for live entertainment is talent cost. Talent cost is the amount we pay to a musical artist or theatrical production to perform at an event. This is a negotiated amount primarily driven by what the artist or production requires to cover their direct costs and the value of their time. These fees are typically agreed to at a set minimum amount with the potential for additional profit sharing if the event exceeds set revenue targets.

The comparison of Three and Six Months Ended June 30, 2004 to Three and Six Months Ended June 30, 2003 is as follows:

Consolidated

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2004	2003	% Change	2004	2003	% Change
Revenue	$2,485,034	$2,317,249	7%	$4,454,600	$4,096,692	9%
Operating expenses:
Divisional operating expenses (excludes non-cash compensation expenses of $232, $500, $493 and $1,016, for the three and six months ended June 30, 2004 and 2003, respectively)	1,760,313	1,641,905	7%	3,260,031	3,002,980	9%
Non-cash compensation expense	915	1,779	(49%)	1,833	2,578	(29%)
Depreciation and amortization	167,754	161,880	4%	340,912	321,442	6%
Corporate expenses (excludes non-cash compensation expenses of $683, $1,279, $1,340 and $1,562 for the six and three months ended June 30, 2004 and 2003, respectively)	46,581	42,459	10%	95,945	85,238	13%

Operating income	509,471	469,226	9%	755,879	684,454	10%
Interest expense	85,403	95,311		175,208	196,263
Gain (loss) on marketable securities	(5,503)	2,581		44,220	5,373
Equity in earnings of nonconsolidated affiliates	10,635	6,713		17,310	9,048
Other income (expense) — net	(2,694)	39,142		(19,964)	39,144

Income before income taxes	426,506	422,351		622,237	541,756
Income tax (expense) benefit:
Current	(106,888)	(58,321)		(252,873)	(40,326)
Deferred	(65,848)	(112,730)		866	(179,084)

Net income	$253,770	$251,300		$370,230	$322,346

Consolidated Revenue

     Three Months

     Revenue increased $167.8 million for the three months ended June 30, 2004 as compared to the same period of 2003. Outdoor, live entertainment and radio contributed $70.4 million, $58.6 million and $26.3 million to the increase, respectively. The outdoor increase was driven by domestic bulletin and poster revenues along with revenues from our international street furniture and bulletin displays. The live entertainment increase was driven by higher concert ticket revenues. The radio revenue increase was largely attributable to higher local revenues, syndicated radio programming and traffic revenues. Also increasing revenue was approximately $44.7 million resulting from fluctuations in foreign exchange rates.

     Six Months

     Revenue increased $357.9 million for the six months ended June 30, 2004 as compared to the same period of 2003. Outdoor, live entertainment and radio’s contribution to the increase was $141.4 million, $134.6 million and $64.2 million, respectively. Outdoor revenue was driven by improvements in bulletin and poster revenues, as well as international billboards and street furniture revenues. Live entertainment revenue was driven by an increase in ticket revenues from concerts such as Madonna and Bette Midler, while the increase in radio’s revenue was driven primarily by local advertising. Also increasing revenue was approximately $98.9 million resulting from fluctuations in foreign exchange rates.

Consolidated Divisional Operating Expenses

     Three Months

     Divisional operating expenses increased $118.4 million for the three months ended June 30, 2004 as compared to the same period of 2003. Live entertainment contributed $74.7 million to the increase largely from guaranteed artist payments and production costs, outdoor advertising contributed $18.7 million to the increase primarily from increased site lease expenses, and radio contributed

$15.9 million to the increase primarily from increased programming and promotional expenditures. Also increasing divisional operating expenses was approximately $36.9 million resulting from fluctuations in foreign exchange rates.

     Six Months

     Divisional operating expenses increased $257.1 million for the six months ended June 30, 2004 as compared to the same period of 2003. Live entertainment contributed $145.4 million to the increase mainly from artist costs associated with guaranteed artist payments and due to higher production costs, outdoor contributed $66.7 million to the increase from higher site lease expenses and the consolidation of an investment that had previously been accounted for under the equity method and radio contributed $33.1 million to the increase principally from increased programming and promotional expenses. Also increasing divisional operating expenses was approximately $86.4 million from fluctuations in foreign exchange rates.

Depreciation and Amortization

     Depreciation and amortization expense increased $5.9 million and $19.5 million for the three and six months ended June 30, 2004 as compared to the same periods of 2003. The increases were primarily attributable to fluctuations in foreign exchange rates in our outdoor advertising segment of $3.5 million and $8.0 million for the second quarter and year to date of 2004, respectively, compared to the same periods of 2003. Also contributing to the increase was additional amortization as a result of the purchase of certain national representation contracts during the latter part of 2003 and accelerated depreciation on display takedowns and abandonments in our outdoor advertising segment.

Corporate Expenses

     Corporate expenses increased $4.1 million and $10.7 million for the three and six months ended June 30, 2004, respectively, as compared to the same periods of 2003. The increase was the result of additional outside professional services.

Interest Expense

     Interest expense decreased $9.9 million and $21.1 million for the three and six months ended June 30, 2004, respectively, as compared to the same periods of 2003. The decrease was primarily attributable to a decrease in our total debt outstanding. At June 30, 2004 and 2003, outstanding debt was $6.7 billion and $8.0 billion, respectively.

Gain (loss) on Marketable Securities

     Gain (loss) on marketable securities decreased $8.1 million for the three months ended June 30, 2004 as compared to the same period of 2003. The decrease was the result of changes in the fair value of certain investment securities that are classified as trading and a related secured forward exchange contract associated with those securities.

     Gain (loss) on marketable securities increased $38.8 million for the six months ended June 30, 2004 compared to the same period of 2003. The increase was primarily the result of a $47.0 million gain recorded during the first quarter of 2004 on the sale of our remaining investment in the common stock of Univision Communications Inc.

Equity in Earnings of Nonconsolidated Affiliates

     Equity in earnings of nonconsolidated affiliates increased $3.9 million for the three months ended June 30, 2004 as compared to the same period of 2003. The increase was primarily the result of a $6.3 million increase in our international outdoor equity investments and a $2.0 million increase in our Australian and New Zealand radio investments. The increase was partially offset by a decline of $4.4 million from our Mexico radio equity investment, principally from political advertising dollars spent during the 2003 Mexican elections.

     Equity in earnings of nonconsolidated affiliates increased $8.3 million for the six months ended June 30, 2004 compared to the same period of 2003. The increase was primarily the result of a $6.7 million increase in our international outdoor equity investments, a $3.6 million increase in our Australian and New Zealand radio investments, and a $2.7 million increase in our live entertainment equity investments. The increase was partially offset by a decline of $4.7 million from our Mexico radio equity investment.

Other Income (Expense) — Net

     Other income (expense) — net decreased $41.8 million during the second quarter of 2004 as compared to the same period of 2003. The decline was principally the result of a $41.3 million gain on the early extinguishment of debt during the second quarter of 2003. During the second quarter of 2004, we recorded a $12.2 million gain related to the sale of radio operating assets partially offset by a $12.0 million loss on the sale of entertainment operating assets.

     Other income (expense) — net decreased $59.1 million during the six months ended June 30, 2004 as compared to the same period of 2003. The principal components of other income (expense) that drove the change were:

	Six Months Ended June 30,
(In millions)	2004	2003
Gain (loss) on early extinguishment of debt	$(31.4)	$41.3
Sale of radio operating assets	23.3	—
Sale of entertainment operating assets	(12.0)	—
Other	.1	(2.2)

Other income (expense) — net	$(20.0)	$39.1

Income Tax Benefit (Expense)

     For the three months ended June 30, 2004 current tax expense increased $48.6 million as compared to the three months ended June 30, 2003. The increase related to deductions taken on amended tax returns and the utilization of acquired net operating losses both taken in the three months ended June 30, 2003. For the six months ended June 30, 2004, current tax expense increased $212.5 million as compared to the six months ended June 30, 2003 primarily due to the sale of our remaining investment in Univision, partially offset by a tax loss on our early extinguishment of debt, both in the first quarter of 2004.

     Deferred tax expense for the three months ended June 30, 2004 decreased $46.9 million as compared to the same period of 2003 primarily due to the reversal of deferred tax assets in the three months ended June 30, 2003 that were recorded in prior periods associated with deductions taken on amended returns and a book gain on the early extinguishment of debt, which was reversed for tax purposes. Deferred tax expense decreased from $179.1 million for the six months ended June 30, 2003 to a deferred tax benefit of $.9 million for the six months ended June 30, 2004 primarily due to the sale of our remaining investment in Univision.

Segment Revenue and Divisional Operating Expenses

Radio Broadcasting

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2004	2003	% Change	2004	2003	% Change
Revenue	$996,824	$970,565	3%	$1,829,768	$1,765,599	4%
Divisional operating expenses	552,769	536,888	3%	1,065,097	1,031,992	3%
Non-cash compensation	232	500	(54%)	493	1,016	(51%)
Depreciation and amortization	37,975	38,776	(2%)	75,766	76,076	(0%)

Operating income	$405,848	$394,401	3%	$688,412	$656,515	5%

Three Months

     Our radio broadcasting revenue increased 3% to $996.8 million in the second quarter of 2004 compared to the same period of 2003. The increase was driven by local revenues, our syndicated radio programs and traffic revenues. The increase was partially offset by a decline in national advertising revenue, which contributed to a deceleration in our revenue growth as the quarter progressed. The primary driver of revenue growth was in our small and mid-sized markets, which we define as markets outside the top 25. Strong advertising categories included services, media and consumer products, with automotive down for the quarter.

     Our radio divisional operating expenses increased 3% in the second quarter of 2004 compared to the same period of 2003. The primary drivers of the increase were approximately $5.9 million from increased compensation costs related to program talent salaries and sales commissions and approximately $1.1 million from increased advertising and promotion expenditures.

Six Months

     Our radio broadcasting revenue increased $64.2 million to $1.8 billion during the six months ended June 30, 2004 as compared to the same period of 2003. Growth was lead by local revenues, with traffic revenues and revenues from our syndicated radio programming contributing to a lesser extent. National revenue was down year to date compared to the same period of the prior year. Growth in our small to mid-size markets, which we define as markets outside our top 25, grew at a faster rate than our large markets. We attribute this difference to the impact that national advertising has on our larger markets. After showing sequential improvement in growth during the first quarter of 2004, our revenue growth during the second quarter decelerated. Again, the primary reason for the slowdown in growth was due to weakness in national advertising revenues.

     Divisional operating expenses increased $33.1 million to $1.1 billion during the six months ended June 30, 2004 as compared to the same period of 2003. The primary drivers of the increase were an increase in compensation costs related to program talent salaries and sales commissions, an increase related to advertising and promoting our radio stations, and an increase in general and administrative expenses associated with an increase in the cost of employee healthcare benefits.

Outdoor Advertising

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2004	2003	% Change	2004	2003	% Change
Revenue	$639,549	$569,174	12%	$1,161,142	$1,019,702	14%
Divisional operating expenses	432,989	414,334	5%	845,727	779,043	9%
Depreciation and amortization	92,806	89,471	4%	192,556	178,437	8%

Operating income	$113,754	$65,369	74%	$122,859	$62,222	97%

Three Months

     Our outdoor advertising revenue increased 12% to $639.5 million during the second quarter of 2004 compared to the same period of 2003. Growth was led by strong domestic bulletin and poster revenues as well as international street furniture and billboard revenues. Excluding foreign exchange of approximately $28.8 million from the second quarter of 2004, revenues increased 7%.

     The growth in our domestic bulletin and poster revenue came from growth in average rates, while occupancy levels were down for the second quarter of 2004 compared to 2003. Growth occurred across the majority of our domestic markets, lead by Washington/Baltimore, Seattle, Tampa and Portland. Strong advertising categories included automotive, retail, soft drinks, telecommunications, entertainment, real estate and insurance.

     The growth in our international revenues was fueled by growth in average revenue per billboard and street furniture display. The number of billboard displays was down slightly while the number of street furniture displays was up for the second quarter of 2004 compared to the same period of 2003. Strong international markets included the United Kingdom, Australia and Sweden.

     Our outdoor divisional operating expenses increased 5% to $433.0 million during the second quarter of 2004 compared to the same period of 2003. The increase includes approximately $22.1 million from foreign exchange increases. Also, we recorded a restructuring charge of approximately $11.0 million related to our operations in France in the second quarter of 2003. Excluding foreign exchange and the restructuring charge, operating expenses were up 2% driven by increased site lease expenses.

Six Months

     Our outdoor advertising revenue increased $141.4 million to $1.2 billion during the six months ended June 30, 2004 as compared to the same period of 2003. The increase was lead by domestic bulletins and posters and international billboards and street furniture revenues. Also contributing to the increase was $10.4 million from the purchase and consolidation of our outdoor advertising joint venture in Australia during the second quarter of 2003, which we had previously accounted for as an equity method investment. For the six months ended June 30, 2004, revenue included increases of approximately $66.6 million resulting from movements in foreign exchange rates.

     The growth in domestic bulletin and poster revenues was driven by increased rates, with occupancy slightly down. Growth occurred across our markets, with the top 25 leading the way. Strong markets included Portland, Seattle, Tampa and Washington/Baltimore. Growth in our international outdoor revenues was lead by increased revenue per display, with the number of billboards down and street furniture displays up during the six months ended June 30, 2004 as compared to the same period of 2003.

     Divisional operating expenses increased $66.7 million to $845.7 million during the six months ended June 30, 2004 as compared to the same period of 2003. The increase includes approximately $56.2 million from fluctuations in foreign exchange rates.

Also contributing to the increase was $8.8 million from the purchase and consolidation of our outdoor advertising joint venture in Australia during the second quarter of 2003, which we had previously accounted for as an equity method investment. Additionally, we recorded a restructuring charge of approximately $11.0 million related to our operations in France in the second quarter of 2003. The remaining increase is primarily from an increase in site lease expenses.

     Depreciation and amortization increased $3.3 million and $14.1 million for the three and six months ended June 30, 2004 as compared to the same periods of 2003, respectively. The increase was primarily attributable to $3.5 million and $8.0 million resulting from fluctuations in foreign exchange rates, respectively, for the second quarter and year to date 2004 compared to the same periods of 2003.

Live Entertainment

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2004	2003	% Change	2004	2003	% Change
Revenue	$734,481	$675,920	9%	$1,248,439	$1,113,802	12%
Divisional operating expenses	693,939	619,280	12%	1,185,787	1,040,416	14%
Depreciation and amortization	14,895	14,926	(0%)	30,443	29,745	2%

Operating income	$25,647	$41,714	(39%)	$32,209	$43,641	(26%)

Three Months

     Our live entertainment revenue increased 9% to $734.5 million during the second quarter of 2004 compared to the same period of 2003. The increase was driven by an increase in ticket revenues, partially offset by a loss in ticket revenue due to event cancellations and a decline in ancillary revenues from concessions, merchandising and parking. The decline in ancillary revenues was a result of fewer events held at our amphitheaters in the second quarter of 2004 compared to the same period of 2003. The increase in ticket revenues was driven by large music tours during the quarter, such as Madonna. Also included in the revenue increase was approximately $15.9 million from foreign exchange increases.

     Our live entertainment divisional operating expenses increased 12% to $693.9 million during the second quarter of 2004 compared to the same period of 2003. Included in the increase is approximately $14.8 million from foreign exchange increases. Live entertainment’s operating expenses grew at a higher rate than its revenue growth primarily from an increase in production costs and higher guaranteed artist payments, as well as the impact of event cancellations during the second quarter of 2004 compared to the same period of 2003.

Six Months

     Our live entertainment revenue increased $134.6 million for the six months ended June 30, 2004 as compared to the same period of 2003. An increase in ticket and sponsorships revenues drove the growth. We had large music tours in the current year, such as Madonna, Bette Midler and Aerosmith, that helped drive revenues higher despite the fact that the overall number of music events declined in the current year partially attributable to a higher number of event cancellations. For the six months ended June 30, 2004, revenue included increases of approximately $32.3 million resulting from movements in foreign exchange rates.

     Divisional operating expenses increased $145.4 million during the six months ended June 30, 2004 compared to the same period of 2003. Driving the increase was talent costs, primarily from higher artist guarantees and production costs in the current six month period compared to the prior six month period. The increase includes approximately $30.2 million from fluctuations in foreign exchange rates.

Reconciliation of Segment Operating Income to Consolidated Operating Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2004	2003	2004	2003
Radio Broadcasting	$405,848	$394,401	$688,412	$656,515
Outdoor Advertising	113,754	65,369	122,859	62,222
Live Entertainment	25,647	41,714	32,209	43,641
Other	16,706	17,608	20,247	20,984
Corporate	(52,484)	(49,866)	(107,848)	(98,908)

Consolidated Operating Income	$509,471	$469,226	$755,879	$684,454

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

   Operating Activities

     Net cash flow from operating activities of $903.8 million for the six months ended June 30, 2004 principally reflects a net income of $370.2 million plus depreciation and amortization of $340.9 million. Cash flow from operating activities was negatively impacted during the six months ended June 30, 2004 by $150.0 million primarily related to the taxes paid related to the gain from the sale of our remaining shares of Univision, partially offset by the tax loss related to the partial redemption of our Euro denominated debt. Cash flow from operations also reflects a positive change in working capital of approximately $149.9 million primarily due to an increase in deferred income, partially offset by increases in accounts receivable and prepaid expenses.

     Net cash flow from operating activities of $943.7 million for the six months ended June 30, 2003 principally reflects a net income of $322.3 million plus depreciation and amortization of $321.4 million. Cash flow from operations also reflects a positive change in working capital of approximately $137.7 million primarily due to an increase in deferred income, partially offset by increases in accounts receivable and prepaid expenses.

   Investing Activities

     Net cash provided by investing activities of $320.3 million for the six months ended June 30, 2004 principally reflect proceeds of $607.2 million related to the sale of investments, primarily the sale of our Univision shares, which is partially offset by capital expenditures of $156.6 million related to purchases of property, plant and equipment and $170.0 million related to acquisitions of operating assets. Net cash expenditures used in investing activities of $197.9 million for the six months ended June 30, 2003 principally reflect capital expenditures of $140.3 million related to purchases of property, plant and equipment and $44.8 million related to acquisitions of operating assets.

   Financing Activities

     Financing activities for the six months ended June 30, 2004 principally reflect the net decrease in debt of $381.6 million, repurchases of our stock totaling $626.0 million and dividends paid of $123.3 million. Financing activities for the six months ended June 30, 2003 principally reflect the net reduction in debt of $834.0 million, proceeds from a secured forward exchange contract of $83.5 million and proceeds of $30.2 million related to the exercise of stock options.

     We expect to fund anticipated cash requirements (including payments of principal and interest on outstanding indebtedness and commitments, acquisitions, anticipated capital expenditures, dividends and share repurchases) for the foreseeable future with cash flows from operations and various externally generated funds.

SOURCES OF CAPITAL

As of June 30, 2004 and December 31, 2003 we had the following debt outstanding:

	June 30,	December 31,
(In millions)	2004	2003
Credit facilities — domestic	$875.0	$660.5
Credit facility — international	45.8	50.1
Long-term bonds (a)	5,551.4	6,159.4
Other borrowings	204.4	195.0

Total Debt	6,676.6	7,065.0
Less: Cash and cash equivalents	232.8	123.3

	$6,443.8	$6,941.7

(a)	Includes $15.3 million and $16.8 million in unamortized fair value purchase accounting adjustment premiums related to the merger with AMFM Inc. at June 30, 2004 and December 31, 2003, respectively. Also includes a reduction of $19.0 million at June 30, 2004 and includes $7.0 million at December 31, 2003 related to fair value adjustments for interest rate swap agreements.

Domestic Credit Facilities

     As of June 30, 2004, we had two separate domestic credit facilities.

     The first credit facility is a reducing revolving credit facility, originally in the amount of $2.0 billion. At June 30, 2004, $730.0 million was outstanding and $1.3 million was available for future borrowings. The amount available for future borrowings under this credit facility began reducing on September 30, 2000, with quarterly reductions to continue through the last business day of June 2005. The reductions in amounts available for future borrowings total $109.4 million per quarter in 2004, $131.3 million in the first quarter of 2005 and $381.3 million in the second quarter of 2005.

     The second facility is a $1.5 billion five-year multi-currency revolving credit facility. At June 30, 2004, $145.0 million was outstanding and, taking into account letters of credit of $135.1 million, $1.2 billion was available for future borrowings, with the entire balance to be repaid on August 30, 2005.

     During the six months ended June 30, 2004, we made principal payments totaling $1.9 billion and drew down $2.1 billion on the credit facilities.

     On July 13, 2004, we entered into a new five-year, multi-currency revolving credit facility in the amount of $1.75 billion. The facility can be used for general working capital purposes including commercial paper support as well as to fund capital expenditures, share repurchases, acquisitions and the refinancing of public debt securities. Our existing $1.5 billion five-year multi-currency revolving credit facility was repaid in its entirety and terminated at the same time we entered into the new facility.

     As of August 4, 2004, the credit facilities’ aggregate outstanding balance was $1.3 billion and, taking into account outstanding letters of credit, $999.0 million was available for future borrowings.

International Credit Facility

     We have a $150.0 million five-year revolving credit facility with a group of international banks. This facility allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provides funds to our international operations for certain working capital needs. At June 30, 2004, $45.8 million was outstanding. This credit facility expires on December 8, 2005.

     On July 30, 2004, this facility was paid in full through borrowings under our new $1.75 billion five-year, multi-currency revolving credit facility.

Sale of Investments

     During the first half of 2004, we received $607.2 million of proceeds related to the sale of our remaining investment in Univision as well as other various investments.

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

Debt Covenants

     Our only significant covenants on our reducing revolving credit facility relate to leverage and interest coverage contained and defined in the credit facilities. The leverage ratio covenant requires us to maintain a ratio of total debt to EBITDA (as defined by the credit facilities) of less than 5.00x. The interest coverage covenant requires us to maintain a minimum ratio of EBITDA (as defined by the credit facilities) to interest expense of 2.00x. In the event that we do not meet these covenants, we are considered to be in default on the credit facilities at which time the credit facilities may become immediately due. At June 30 2004, our leverage and interest coverage ratios were 2.89x and 6.41x, respectively. Including our cash and cash equivalents recorded at June 30, 2004, our leverage on a net debt basis was 2.80x. These credit facilities contain cross default provisions that would be triggered if we were to default on any other indebtedness greater than $25.0 million. Our other indebtedness does not contain such provisions that would make it a default if we were to default on one of our credit facilities.

     Additionally, the AMFM long-term bonds contain certain restrictive covenants that limit the ability of AMFM Operating Inc., a wholly-owned subsidiary of Clear Channel, to incur additional indebtedness, enter into certain transactions with affiliates, pay dividends, consolidate, or effect certain asset sales.

     The significant covenants on our new $1.75 billion five-year, multi-currency revolving credit facility also relate to leverage and interest coverage contained and defined in the credit facilities. The leverage ratio covenant requires us to maintain a ratio of total debt to EBITDA (as defined by the credit facilities) of less than 5.25x. The interest coverage covenant requires us to maintain a minimum ratio of EBITDA (as defined by the credit facilities) to interest expense of 2.50x. In the event that we do not meet these covenants, we are considered to be in default on the credit facilities at which time the credit facilities may become immediately due. This credit facility contains a cross default provision that would be triggered if we were to default on any other indebtedness greater than $200.0 million. Our other indebtedness does not contain such provisions that would make it a default if we were to default on one of our credit facilities.

     The fees we pay on our new $1.75 billion, five-year multi-currency revolving credit facility depend on our long-term debt ratings. Based on our current ratings level of BBB-/Baa3, our fees are 17.5 basis points on the total $1.75 billion facility and a 45.0 basis point spread to LIBOR on borrowings. In the event our ratings improve, the fee on borrowings and facility fee decline gradually to 20.0 basis points and 9.0 basis points, respectively, at ratings of A/A3 or better. In the event that our ratings decline, the fee on borrowings and facility fee increase gradually to 120.0 basis points and 30.0 basis points, respectively, at ratings of BB/Ba2 or lower. We believe there are no other agreements that contain provisions that trigger an event of default upon a change in long-term debt ratings that would have a material impact to our financial statements.

     At June 30 2004, we were in compliance with all debt covenants. We expect to remain in compliance throughout 2004.

USES OF CAPITAL

Long-Term Bonds

     On February 25, 2004, we redeemed €454.4 million of our 6.5% senior notes due July 7, 2005, for €477.7 million plus accrued interest. As a result of this redemption we recorded a pre-tax loss of $31.4 million on the early extinguishment of debt. After this redemption, €195.6 million of the 6.5% senior notes remain outstanding.

Dividends

     On October 23, 2003, February 19, 2004 and April 28, 2004, our Board of Directors declared a quarterly cash dividend of $0.10 per share on our Common Stock. Dividend payments of $61.6 million, $61.7 million and $60.1 million were disbursed on January 15, 2004, April 15, 2004 and July 15, 2004, respectively, to shareholders of record at the close of business on December 31, 2003, March 31, 2004 and June 30, 2004, respectively. Additionally, on July 21, 2004 our Board of Directors declared a quarterly cash dividend of $.125 per share of our Common Stock to be paid on October 15, 2004 to shareholders of record on September 30, 2004.

Acquisitions

     During the six months ended June 30, 2004 we acquired radio stations for $59.3 million in cash and $35.7 million in restricted cash. We also acquired outdoor display faces for $52.2 million in cash and acquired equity interests in international outdoor companies for $1.9 million in cash. Our live entertainment segment made cash payments of $4.8 million during the six months ended June 30, 2004, primarily related to various earn-outs and deferred purchase price consideration on prior year acquisitions. Also, we acquired a television station for $4.2 million in restricted cash and our national representation business acquired new contracts for a total of $12.0 million in cash during the six months ended June 30, 2004.

Capital Expenditures

     Capital expenditures were $156.6 million and $140.3 million in the six months ended June 30, 2004 and 2003, respectively.

	Six Months Ended June 30, 2004 Capital Expenditures
				Corporate and
(In millions)	Radio	Outdoor	Entertainment	Other	Total
Non-revenue producing	$26.7	$28.1	$12.4	$10.8	$78.0
Revenue producing	—	46.8	31.8	—	78.6

	$26.7	$74.9	$44.2	$10.8	$156.6

Company Share Repurchase Program

     As of August 4, 2004, 27.1 million shares had been repurchased for an aggregate purchase price of $1.0 billion, including commission and fees, under our share repurchase programs.

Commitments, Contingencies and Guarantees

     In accordance with generally accepted accounting principles in the United States, we do not record the following transactions on our balance sheet:

   Commitments and Contingencies

     We were among the defendants in a lawsuit filed on June 12, 2002 in the United States District Court for the Southern District of Florida by Spanish Broadcasting System. The plaintiffs alleged that we were in violation of Section One and Section Two of the Sherman Antitrust Act as well as various other claims, such as unfair trade practices and defamation, among other counts. This case was dismissed with prejudice on January 31, 2003. The plaintiffs filed an appeal with the 11th Circuit Court of Appeals. On June 30, 2004, the 11th Circuit Court of Appeals upheld the dismissal.

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

   Guarantees

     As of June 30, 2004, we guaranteed the debt of third parties of approximately $13.2 million primarily related to long-term operating contracts. The third parties’ associated operating assets secure a substantial portion of these obligations.

     At June 30, 2004, we guaranteed the third-party performance under a certain contract for up to approximately $19.3 million that expires in 2004.

Market Risk

   Interest Rate Risk

     At June 30, 2004, approximately 36% of our long-term debt, including fixed rate debt on which we have entered into interest rate swap agreements, bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the year’s average interest rate under these borrowings, it is estimated that our interest expense would have changed by $23.8 million and that our net income would have changed by $14.7 million during the first six months of 2004. In the event of an adverse change in interest rates, management may take actions to further mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

     At June 30, 2004, we had entered into interest rate swap agreements with a $1.3 billion aggregate notional amount that effectively float interest at rates based upon LIBOR. These agreements expire from February 2007 to March 2012. The fair value of these agreements at June 30, 2004 was a liability of $19.0 million.

   Equity Price Risk

     At June 30, 2004, the carrying value of our available-for-sale and trading equity securities was $241.2 million and $43.7 million, respectively. These investments are affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at June 30, 2004 by $57.0 million and would change accumulated comprehensive income (loss) and net income (loss) by $29.9 million and $5.4 million, respectively. At June 30, 2004, we also held $28.6 million of investments that do not have a quoted market price, but are subject to fluctuations in their value.

     We maintain derivative instruments on certain of our available-for-sale and trading equity securities to limit our exposure to and benefit from price fluctuations on those securities.

   Foreign Currency

     We have operations in countries throughout the world. Foreign operations are measured in their local currencies except in hyper-inflationary countries in which we operate. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. To mitigate a portion of the exposure to risk of international currency fluctuations, we maintain a natural hedge through borrowings in currencies other than the U.S. dollar. In addition, we have a U.S. dollar — Euro cross currency swap which is also designated as a hedge of our net investment in foreign denominated assets. These hedge positions are reviewed monthly. Our foreign operations reported a net loss of $2.8 million for the six months ended June 30, 2004. It is estimated that a 10% change in the value of the U.S. dollar to foreign currencies would change net loss for the six months ended June 30, 2004 by $.3 million.

     Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of our investments in various countries, all of which are accounted for under the equity method. It is estimated that the result of a 10% fluctuation in the value of the dollar relative to these foreign currencies at June 30, 2004 would change our equity in earnings of nonconsolidated affiliates by $1.7 million and would change our net income for the six months ended June 30, 2004 by approximately $1.1 million. This analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

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

Ratio of Earnings to Fixed Charges

     The ratio of earnings to fixed charges is as follows:

Six Months ended
June 30,		Year Ended December 31,
2004	2003	2003	2002	2001	2000	1999
2.68	2.49	3.62	2.62	*	2.20	2.04

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

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

     We are among the defendants in a lawsuit filed on June 12, 2002 in the United States District Court for the Southern District of Florida by Spanish Broadcasting System. The plaintiffs allege that we are in violation of Section One and Section Two of the Sherman Antitrust Act as well as various other claims, such as unfair trade practices and defamation, among other counts. This case was dismissed with prejudice on January 31, 2003. The plaintiffs filed an appeal with the 11th Circuit Court of Appeals. On June 30, 2004, the 11th Circuit Court of Appeals upheld the dismissal.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     On March 30, 2004, we publicly announced that our Board of Directors authorized a share repurchase program of up to $1.0 billion effective immediately. This share repurchase program will expire on March 30, 2005, although prior to such time the program may be discontinued or suspended at any time. During the three months ended June 30, 2004, the Company has repurchased the following shares:

	Total		Total Number of Shares	Maximum Dollar Value of
	Number of	Average	Purchased as Part of	Shares that May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Program	Program
April 1 through April 30	-0-	$0.00	-0-	$1,000,000,000
May 1 through May 31	7,133,350	$40.56	7,133,350	$710,637,524
June 1 through June 30	8,902,215	$37.82	8,902,215	$373,991,791

Total	16,035,565	$39.02	16,035,565

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our annual meeting of shareholders was held on April 27, 2004. L. Lowry Mays, Alan D. Feld, Perry J. Lewis, Mark P. Mays, Randall T. Mays, B. J. McCombs, Phyllis B. Riggins, Theodore H. Strauss J. C. Watts and John H. Williams were elected as our directors, each to hold office until the next annual meeting of shareholders or until his or her successor has been elected and qualified, subject to earlier resignation and removal. The shareholders also approved the selection of Ernst & Young LLP as our independent auditors for the year ending December 31, 2004.

The results of voting at the annual meeting of the shareholders were as follows:

Proposal No. 1
(Election of Directors)

Nominee	For	Withheld
L. Lowry Mays	526,450,081	15,676,792
Alan D. Feld	364,514,638	177,612,235
Perry J. Lewis	523,095,522	19,031,351
Mark P. Mays	527,258,060	14,868,813
Randall T. Mays	523,235,432	18,891,441
B.J. McCombs	502,886,299	39,240,574
Phyllis B. Riggins	527,532,688	14,594,185
Theodore H. Strauss	527,533,879	14,592,994
J.C. Watts	527,672,390	14,454,483
John H. Williams	524,457,904	17,668,969

     Thomas Hicks, one of the nominees for election to the board of directors listed in our proxy statement, resigned from the board of directors as of April 23, 2004 and, accordingly, did not stand for re-election at the annual meeting.

Proposal No. 2
(Selection of Ernst & Young LLP as Independent Auditors for the year ending December 31, 2004)

For	Withhold/Against	Exceptions/Abstain
527,517,823	10,839,016	3,770,034

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits. See Exhibit Index on Page 30

     (b) Reports on Form 8-K

Filing	Date	Items Reported	Financial Statements Reported
8-K	4/27/04	Item 5	None
8-K	5/4/04	Item 12 & 7	Earnings Release
8-K	5/10/04	Item 5 & 7	None

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL COMMUNICATIONS, INC.

August 4, 2004	/s/ Randall T. Mays

Randall T. Mays
Executive Vice President and
Chief Financial Officer

August 4, 2004	/s/ Herbert W. Hill, Jr.

Herbert W. Hill, Jr.
Senior Vice President and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
2.1	Agreement and Plan of Merger dated as of October 2, 1999, among Clear Channel, CCU Merger Sub, Inc. and AMFM Inc. (incorporated by reference to the exhibits of Clear Channel’s Current Report on Form 8-K filed October 5, 1999).

2.2	Agreement and Plan of Merger dated as of February 28, 2000, among Clear Channel, CCU II Merger Sub, Inc. and SFX Entertainment, Inc. (incorporated by reference to the exhibits of Clear Channel’s Current Report on Form 8-K filed February 29, 2000).

2.3	Agreement and Plan of Merger dated as of October 5, 2001, by and among Clear Channel, CCMM Sub, Inc. and The Ackerley Group, Inc. (incorporated by reference to the exhibits of Clear Channel’s Current Report on Form 8-K filed October 9, 2001).

3.1	Current Articles of Incorporation of the Company (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-3 (Reg. No. 333-33371) dated September 9, 1997).

3.2	Third Amended and Restated Bylaws of the Company (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-4 (Reg. No. 333-74196) dated November 29, 2001).

3.3	Amendment to the Company’s Articles of Incorporation (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Second Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

3.5	Third Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000).

4.1	Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B.J. McCombs, John M. Schaefer and John W. Barger, dated August 3, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.2	Waiver and Second Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated August 17, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.3	Waiver and Third Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated July 26, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.4	Waiver and Fourth Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated September 27, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.5	Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B. J. McCombs, John M. Schaefer and John W. Barger, dated May 31, 1977 (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-1 (Reg. No. 33-289161) dated April 19, 1984).

4.6	Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

4.7	First Supplemental Indenture dated March 30, 1998 to Senior Indenture dated October 1, 1997, by and between the Company and The Bank of New York, as Trustee (incorporated by reference to the

Exhibit
Number	Description
exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

4.8	Second Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

4.9	Third Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

4.10	Fourth Supplement Indenture dated November 24, 1999 to Senior Indenture dated October 1, 1997, by and between Clear Channel and The Bank of New York as Trustee (incorporated by reference to the exhibits of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

4.11	Fifth Supplemental Indenture dated June 21, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channel’s registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.12	Sixth Supplemental Indenture dated June 21, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channel’s registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.13	Seventh Supplemental Indenture dated July 7, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channel’s registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.14	Eighth Supplemental Indenture dated September 12, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

4.15	Ninth Supplemental Indenture dated September 12, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

4.16	Tenth Supplemental Indenture dated October 26, 2001, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

4.17	Eleventh Supplemental Indenture dated January 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.18	Twelfth Supplemental Indenture dated March 17, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated March 18, 2003).

4.19	Thirteenth Supplemental Indenture dated May 1, 2003, to Senior Indenture dated October 1, 1997, by

Exhibit
Number	Description
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