Form 10-Q
period 2004-09-30
CLEAR CHANNEL COMMUNICATIONS INC
filed 2004-11-09
CIK 739708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004	Commission file number 1-9645

CLEAR CHANNEL COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Texas	74-1787539
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [  ]

          Indicate the number of shares outstanding of each class of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2004
Common Stock, $.10 par value	573,539,220

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

PART I

Item 1. UNAUDITED FINANCIAL STATEMENTS

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$230,624	$123,334
Restricted cash	7,809	—
Accounts receivable, less allowance of $57,703 at September 30, 2004 and $56,586 December 31, 2003	1,713,336	1,703,393
Prepaid expenses	235,801	196,494
Other current assets	154,104	162,461

Total Current Assets	2,341,674	2,185,682

Property, Plant and Equipment
Land, buildings and improvements	1,704,433	1,635,611
Structures	2,924,068	2,888,834
Towers, transmitter and studio equipment	846,182	829,488
Furniture and other equipment	743,674	694,163
Construction in progress	108,365	161,973

	6,326,722	6,210,069
Less accumulated depreciation	2,276,963	1,949,154

	4,049,759	4,260,915
Intangible Assets
Definite-lived intangibles, net	623,514	717,181
Indefinite-lived intangibles — licenses	11,875,959	11,797,742
Indefinite-lived intangibles — permits	460,849	424,640
Goodwill	7,305,767	7,306,338

Other Assets
Notes receivable	16,751	19,389
Investments in, and advances to, nonconsolidated affiliates	370,185	353,132
Other assets	409,575	361,306
Other investments	322,693	926,368

Total Assets	$27,776,726	$28,352,693

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY
(In thousands)

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Current Liabilities
Accounts payable	$294,436	$368,434
Accrued interest	90,130	93,848
Accrued expenses	1,048,168	941,263
Accrued income taxes	112,377	1,079
Current portion of long-term debt	396,500	143,664
Deferred income	357,803	318,759
Other current liabilities	25,887	25,672

Total Current Liabilities	2,325,301	1,892,719

Long-term debt	6,851,022	6,921,348
Other long-term obligations	158,672	153,311
Deferred income taxes	3,125,699	3,049,337
Other long-term liabilities	684,086	723,676

Minority interest	62,463	58,363

Shareholders’ Equity
Common stock	61,873	61,632
Additional paid-in capital	31,013,259	30,950,820
Accumulated deficit	(15,193,210)	(15,630,387)
Accumulated other comprehensive income	130,708	194,406
Other	(438)	(1,293)
Cost of shares held in treasury	(1,442,709)	(21,239)

Total shareholders’ equity	14,569,483	15,553,939

Total Liabilities and Shareholders’ Equity	$27,776,726	$28,352,693

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Revenue	$7,103,473	$6,640,838	$2,648,873	$2,544,146
Operating expenses:
Divisional operating expenses (excludes non-cash compensation expense of $714, $1,326, $221 and $310 for the nine months ended and three months ended September 30, 2004 and 2003, respectively)	5,197,225	4,845,309	1,937,194	1,842,329
Non-cash compensation expense	2,619	3,458	786	880
Depreciation and amortization	511,062	487,324	170,150	165,882
Corporate expenses (excludes non-cash compensation expense of $1,905, $2,132, $565 and $570 for the nine months ended and three months ended September 30, 2004 and 2003, respectively)	142,590	129,288	46,645	44,050

Operating income	1,249,977	1,175,459	494,098	491,005

Interest expense	266,815	294,455	91,607	98,192
Gain (loss) on marketable securities	47,705	680,400	3,485	675,027
Equity in earnings of nonconsolidated affiliates	20,504	12,005	3,194	2,957
Other income (expense) — net	(20,586)	37,304	(622)	(1,840)

Income before income taxes	1,030,785	1,610,713	408,548	1,068,957
Income tax (expense) benefit:
Current	(296,945)	(199,377)	(44,072)	(159,051)
Deferred	(102,376)	(452,961)	(103,242)	(273,877)

Net income	631,464	958,375	261,234	636,029

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(10,168)	48,658	16,833	14,677
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) on marketable securities	11,995	53,151	19,348	(12,198)
Unrealized holding gain (loss) on cash flow derivatives	(33,012)	—	(16,498)	—
Reclassification adjustment for (gains) losses included in net income (loss)	(32,513)	(19,408)	—	(17,539)

Comprehensive income	$567,766	$1,040,776	$280,917	$620,969

Net income per common share:
Basic	$1.04	$1.56	$.45	$1.03

Diluted	$1.04	$1.55	$.44	$1.03

Dividends declared per share	$.325	$.10	$.125	$.10

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2004	2003
Cash Flows from operating activities:
Net income	$631,464	$958,375

Reconciling Items:
Depreciation and amortization	511,062	487,324
Deferred taxes	102,376	452,961
(Gain) loss on disposal of assets	(10,773)	(5,208)
(Gain) loss on available-for-sale securities	(48,429)	(32,128)
(Gain) loss on sale of other investments	—	(650,315)
(Gain) loss forward exchange contract	9,832	14,528
(Gain) loss on trading securities	(9,108)	(12,485)
Increase (decrease) accrued income and other taxes	116,306	195,436
Increase (decrease) other — net	4,452	(45,742)
Changes in other operating assets and liabilities, net of effects of acquisitions	(8,245)	(24,010)

Net cash provided by operating activities	1,298,937	1,338,736

Cash flows from investing activities:
(Investment in) liquidation of restricted cash, net	(7,809)	—
Decrease (increase) in notes receivable — net	2,088	2,356
Decrease (increase) in investments in and advances to nonconsolidated affiliates — net	2,015	11,654
Purchases of investments	(1,287)	(5,205)
Proceeds from sale of investments	627,505	344,206
Purchases of property, plant and equipment	(242,659)	(231,169)
Proceeds from disposal of assets	25,968	12,869
Proceeds from divestitures placed in restricted cash	47,838	—
Acquisition of operating assets	(137,919)	(55,355)
Acquisition of operating assets with restricted cash	(39,857)	—
Decrease (increase) in other — net	(25,192)	(20,083)

Net cash provided by investing activities	250,691	59,273

Cash flows from financing activities:
Draws on credit facilities	3,691,149	2,201,847
Payments on credit facilities	(3,681,265)	(3,632,060)
Proceeds from long-term debt	753,545	1,997,817
Payments on long-term debt	(617,101)	(2,049,737)
Payments for purchase of treasury shares	(1,428,103)	—
Proceeds from forward exchange contract	—	83,519
Proceeds from exercise of stock options, stock purchase plan and common stock warrants	22,889	41,953
Dividends paid	(183,452)	—

Net cash used in financing activities	(1,442,338)	(1,356,661)

Net increase in cash and cash equivalents	107,290	41,348
Cash and cash equivalents at beginning of period	123,334	170,086

Cash and cash equivalents at end of period	$230,624	$211,434

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

	Nine Months Ended September 30,		Three Months Ended September 30,
(In thousands, except per share data)	2004	2003	2004	2003
Net income
Reported	$631,464	$958,375	$261,234	$636,029
Pro forma stock compensation expense, net of tax	(58,213)	(34,264)	(20,628)	(10,299)

Pro Forma	$573,251	$924,111	$240,606	$625,730

Net income per common share
Basic:
Reported	$1.04	$1.56	$.45	$1.03
Pro Forma	$.95	$1.50	$.41	$1.02
Diluted:
Reported	$1.04	$1.55	$.44	$1.03
Pro Forma	$.94	$1.49	$.41	$1.01

The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for 2004 and 2003:

	2004	2003
Risk-free interest rate	2.21% - 4.30%	2.91% - 3.81%
Dividend yield	.90% - 1.46%	0% - 1.01%
Volatility factors	42% - 50%	43% - 47%
Expected life in years	3.0 - 7.5	5.0 - 7.5

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

Note 2: INTANGIBLE ASSETS AND GOODWILL

     Definite-lived Intangibles

The Company has definite-lived intangible assets recorded that are amortized in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”). These assets consist primarily of transit and street furniture contracts and other contractual rights in the outdoor segment, talent and program rights contracts in the radio segment, and, in the Company’s other segment, representation contracts for non-affiliated television and radio stations, all of which are amortized over the respective lives of the agreements. Other definite-lived intangible assets are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at September 30, 2004 and December 31, 2003:

	September 30, 2004		December 31, 2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Transit, street furniture, and other outdoor contractual rights	$649,797	$328,792	$655,775	$289,821
Talent contracts	202,161	149,948	202,161	132,421
Representation contracts	246,996	86,046	238,951	62,678
Other	213,458	124,112	213,506	108,292

Total	$1,312,412	$688,898	$1,310,393	$593,212

Total amortization expense from definite-lived intangible assets for the three and nine months ended September 30, 2004 and for the year ended December 31, 2003 was $33.6 million, $101.3 million and $138.2 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2005	$116,775
2006	95,373
2007	65,738
2008	52,815
2009	45,488

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

          Goodwill

Statement 142 requires the Company to test goodwill for impairment using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The Company completed the two-step impairment test at October 1, 2003 and 2002, which resulted in no impairment charge. Consistent with the Company’s approach to fair valuing FCC licenses and billboard permits, an income approach was used to determine the fair value of each of the Company’s reporting units. The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the nine-month period ended September 30, 2004:

	Radio	Outdoor	Live
(In thousands)	Broadcasting	Advertising	Entertainment	Other	Total
Balance as of December 31, 2003	$6,419,191	$710,815	$147,590	$28,742	$7,306,338
Acquisitions	8,162	24,095	11,014	327	43,598
Foreign currency	—	(3,194)	(2,730)	—	(5,924)
Adjustments	(32,585)	1,711	(7,310)	(61)	(38,245)

Balance as of September 30, 2004	$6,394,768	$733,427	$148,564	$29,008	$7,305,767

Note 3: DERIVATIVE INSTRUMENTS

The Company holds a net purchased option (the “collar”) under a secured forward exchange contract that limits its exposure to and benefit from price fluctuations in XM Satellite Radio Holding, Inc. (“XMSR”) over the term of the contract. The collar is accounted for as a hedge of the forecasted sale of the underlying shares. At September 30, 2004 and December 31, 2003, the fair value of the collar was a liability of $155.2 million and $101.7 million, respectively. The amount recorded in other comprehensive income, net of tax, related to the collar was $96.5 million and $63.5 million as of September 30, 2004 and December 31, 2003, respectively.

The Company also holds options under two secured forward exchange contracts that limit its exposure to and benefit from price fluctuations in American Tower Corporation (“AMT”) over the terms of the contracts. These options are not designated as hedges of the underlying shares of AMT. The AMT contracts had a value of $37.4 million and $47.3 million at September 30, 2004 and December 31, 2003, respectively. For the nine months ended September 30, 2004 and the year ended December 31, 2003, the Company recognized losses of $9.8 million and $17.1 million, respectively, in “Gain (loss) on marketable securities” related to the change in fair value of the options.

On February 25, 2004, the Company entered into a United States dollar — Euro cross currency swap with a Euro notional amount of €497.0 million and a corresponding U.S. dollar notional amount of $629.0 million. The swap requires the Company to make fixed cash payments on the Euro notional amount while it receives fixed cash payments on the equivalent U.S. dollar notional amount, all on a semiannual basis. The Company has designated the swap as a hedge of its net investment in Euro denominated assets. The Company selected the forward method under the guidance of the Derivatives Implementation Group Statement 133 Implementation Issue H8, Foreign Currency Hedges: Measuring the Amount of Ineffectiveness in a Net Investment Hedge. The forward method requires all changes in the fair value of the cross currency swap and the semiannual cash payments to be reported as a cumulative translation adjustment in other comprehensive income in the same manner as the underlying hedged net assets. As of September 30, 2004, a $2.9 million loss was recorded as a cumulative translation adjustment to other comprehensive income related to the cross currency swap.

Note 4: RECENT DEVELOPMENTS

          Share Repurchase Programs

On March 30, 2004, and then again on July 21, 2004, the Company’s Board of Directors authorized share repurchase programs each up to $1.0 billion effective immediately. The March 30, 2004 program was completed at August 2, 2004 upon the repurchase of $1.0 billion of the Company’s shares. The share repurchase program approved on July 21, 2004 will expire one year from the date of authorization, although prior to such time the program may be discontinued or suspended at any time. As of September 30, 2004, 38.8 million shares have been repurchased for an aggregate cost of $1.4 billion, including commissions and fees. As of September 30, 2004, $571.9 million remains available under the second authorized share repurchase program.

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

The Company was among the defendants in a lawsuit filed on June 12, 2002 in the United States District Court for the Southern District of Florida by Spanish Broadcasting System. The plaintiffs alleged that the Company was in violation of Section One and Section Two of the Sherman Antitrust Act as well as various other claims, such as unfair trade practices and defamation, among other counts. This case was dismissed with prejudice on January 31, 2003. The plaintiffs filed an appeal with the 11th Circuit Court of Appeals. On June 30, 2004, the 11th Circuit Court of Appeals upheld the dismissal. SBS had the opportunity to seek review by the Supreme Court of the United States on or before September 28, 2004. The Company has received no notice of an appeal filed by SBS to the Supreme Court.

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

Note 5: RESTRUCTURING

As a result of the Company’s merger with The Ackerley Group, Inc. (“Ackerley”) in June 2002, the Company recorded a $40.0 million accrual related to the restructuring of Ackerley’s operations. Of the $40.0 million, $19.0 million is related to severance and $21.0 million is related to lease terminations. The Ackerley corporate office closed in July 2002. At September 30, 2004, the accrual balance for the Ackerley restructuring was $22.5 million. Also, in connection with the Company’s mergers in 2000 with SFX Entertainment, Inc. (“SFX”) and AMFM Inc. (“AMFM”), the Company restructured the SFX and AMFM operations. As of September 30, 2004, the accrual balance for the AMFM and SFX restructuring was $32.6 million. All restructuring has resulted in the actual termination of approximately 800 employees. The Company has recorded a liability in purchase accounting for Ackerley, SFX and AMFM, primarily related to severance for terminated employees and lease terminations as follows:

	Nine Months Ended	Year Ended
(In thousands)	September 30, 2004	December 31, 2003
Severance and lease termination costs:
Accrual at January 1	$57,140	$73,573
Adjustments to restructuring accrual	—	—
Payments charged against restructuring accrual	(1,963)	(16,433)

Ending balance of severance and lease termination accrual	$55,177	$57,140

The remaining severance and lease accrual is comprised of $38.7 million of severance and $16.5 million of lease termination. The severance accrual includes amounts that will be paid over the next several years related to deferred payments to former employees as well as other compensation. The lease termination accrual will be paid over the next five years. During the first nine months of 2004, $.5 million was paid and charged to the restructuring reserve related to severance. The Company made adjustments to finalize the purchase price allocation for both the AMFM and SFX mergers during 2001 and the purchase price allocation related to the Ackerley merger was finalized in 2003. All adjustments have been made, and any future potential excess reserves will be recorded as an adjustment to the purchase price.

In addition to the restructuring described above, the Company restructured its outdoor advertising operations in France during the second quarter of 2003. As a result, the Company has recorded a $13.8 million accrual in divisional operating expenses. Of the $13.8 million, $12.5 million was related to severance and $1.3 million was related to lease terminations and consulting costs. As of September 30, 2004, this accrual balance was $1.1 million. It is expected that this accrual will be paid over the next year. This restructuring resulted in the termination of 134 employees.

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

In addition to the legal proceedings discussed in Note 4, there are various lawsuits and claims pending against the Company. Based on current assumptions, the Company has accrued its estimate of the probable costs for the resolution of these claims. Future results of operations could be materially affected by changes in these assumptions.

Note 7: GUARANTEES

As of September 30, 2004, the Company guaranteed third party debt of approximately $13.7 million. The guarantees arose primarily in 2000 in conjunction with the Company entering into long-term contracts with third parties. The operating assets associated with these contracts secure the debt that the Company has guaranteed. Only to the extent that the assets are either sold by the third-party for less than the guaranteed amount or the third party is unable to service the debt will the Company be required to make a cash payment under the guarantee. As of September 30, 2004, it is not probable that the Company will be required to make a payment under these guarantees. Thus, as of September 30, 2004, the guarantees associated with long-term operating contracts are not recorded on the Company’s financial statements. These guarantees are included in the Company’s calculation of its leverage ratio covenant under the bank credit facilities.

Within the Company’s $1.75 billion credit facility, there exists a $150.0 million sub-limit available to certain of the Company’s international subsidiaries. This $150.0 million sub-limit allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provides funds to the Company’s international operations for certain working capital needs. Subsidiary borrowings under this sub-limit are guaranteed by the Company. At September 30, 2004, this portion of the $1.75 billion credit facility’s outstanding balance was $42.0 million. At September 30, 2004, this outstanding balance is recorded in “Long-term debt” on the Company’s financial statements.

AMFM Operating Inc., an indirect wholly-owned subsidiary of the Company, has guaranteed a portion of the Company’s reducing revolving credit facility with an outstanding balance at September 30, 2004 of $85.0 million. At September 30, 2004, the contingent liability under this guarantee was $1.0 billion. At September 30, 2004, this outstanding balance is recorded in “Long-term debt” on the Company’s financial statements.

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

The Company currently has guarantees that provide protection to its international subsidiaries’ banking institutions related to overdraft lines and credit card charge-back transactions up to approximately $66.2 million. As of September 30, 2004, no amounts were outstanding under these agreements.

As of September 30, 2004, the Company has outstanding commercial standby letters of credit and surety bonds of $166.3 million and $39.3 million, respectively, that primarily expire during 2005. These letters of credit and surety bonds relate to various operational matters including insurance, bid and performance bonds as well as other items. These letters of credit are included in the Company’s calculation of its leverage ratio covenant under the bank credit facilities. The surety bonds are not considered borrowings under the Company’s bank credit facilities.

Note 8: OTHER

     Capital Market Transactions

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

On September 15, the Company completed a debt offering of $750.0 million 5.5% notes due September 15, 2014. Interest is payable on March 15 and September 15. The aggregate net proceeds of approximately $743.1 million were used to repay borrowings outstanding under our reducing revolving credit facility and for general corporate purposes.

     Marketable Security Transaction

During the first nine months of 2004, the Company received $627.5 million of proceeds primarily related to the sale of its remaining investment in Univision Communications, Inc. As a result, the Company recorded a gain of $48.4 million in “Gain (loss) on marketable securities”.

     Sale of Operating Assets

During the first nine months of 2004, the Company recorded a gain of $20.3 million on the sale of radio assets and a loss of $11.7 million on the sale of entertainment assets.

     Income Taxes

The Company’s current tax expense for the three months ended September 30, 2004 includes a benefit of $18.1 million related to the reversal of an accrual associated with the resolution of a tax issue. The benefit resulted in an effective tax rate of 36.1% for the three months ended September 30, 2004. The Company’s effective tax rate for the three months ended September 30, 2003 was 40.5%.

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

	Radio	Outdoor	Live
(In thousands)	Broadcasting	Advertising	Entertainment	Other	Corporate	Eliminations	Consolidated
Nine Months Ended September 30, 2004
Revenue	$2,789,834	$1,761,308	$2,223,114	$429,591	$—	$(100,374)	$7,103,473
Divisional operating expenses	1,603,276	1,277,110	2,069,432	347,781	—	(100,374)	5,197,225
Non-cash compensation	714	—	—	—	1,905	—	2,619
Depreciation and amortization	113,653	288,810	45,577	47,358	15,664	—	511,062
Corporate expenses	—	—	—	—	142,590	—	142,590

Operating income (loss)	$1,072,191	$195,388	$108,105	$34,452	$(160,159)	$—	$1,249,977

Intersegment revenues	$43,221	$9,701	$497	$46,955	$—	$—	$100,374
Identifiable assets	$19,740,902	$4,804,175	$1,506,654	$1,425,597	$299,398	$—	$27,776,726
Capital expenditures	$44,976	$116,507	$62,008	$18,393	$775	$—	$242,659

	Radio	Outdoor	Live
(In thousands)	Broadcasting	Advertising	Entertainment	Other	Corporate	Eliminations	Consolidated
Three Months Ended September 30, 2004
Revenue	$960,066	$600,166	$974,675	$147,313	$—	$(33,347)	$2,648,873
Divisional operating expenses	538,179	431,383	883,645	117,334	—	(33,347)	1,937,194
Non-cash compensation	221	—	—	—	565	—	786
Depreciation and amortization	37,887	96,254	15,134	15,774	5,101	—	170,150
Corporate expenses	—	—	—	—	46,645	—	46,645

Operating income (loss)	$383,779	$72,529	$75,896	$14,205	$(52,311)	$—	$494,098

Intersegment revenues	$14,181	$2,446	$30	$16,690	$—	$—	$33,347

Nine Months Ended September 30, 2003
Revenue	$2,729,234	$1,559,791	$2,050,015	$403,961	$—	$(102,163)	$6,640,838
Divisional operating expenses	1,568,487	1,170,047	1,879,818	329,120	—	(102,163)	4,845,309
Non-cash compensation	1,326	—	—	—	2,132	—	3,458
Depreciation and amortization	114,525	272,306	44,659	38,470	17,364	—	487,324
Corporate expenses	—	—	—	—	129,288	—	129,288

Operating income (loss)	$1,044,896	$117,438	$125,538	$36,371	$(148,784)	$—	$1,175,459

Intersegment revenues	$41,011	$12,596	$2,732	$45,824	$—	$—	$102,163
Identifiable assets	$19,789,121	$4,784,424	$1,377,791	$1,762,611	$451,429	$—	$28,165,376
Capital expenditures	$39,214	$127,863	$48,234	$12,997	$2,861	$—	$231,169

Three Months Ended September 30, 2003
Revenue	$963,635	$540,089	$936,213	$139,238	$—	$(35,029)	$2,544,146
Divisional operating expenses	536,495	391,004	839,402	110,457	—	(35,029)	1,842,329
Non-cash compensation	310	—	—	—	570	—	880
Depreciation and amortization	38,449	93,869	14,914	13,394	5,256	—	165,882
Corporate expenses	—	—	—	—	44,050	—	44,050

Operating income (loss)	$388,381	$55,216	$81,897	$15,387	$(49,876)	$—	$491,005

Intersegment revenues	$13,978	$3,019	$1,537	$16,495	$—	$—	$35,029

Net revenue of $1.6 billion and $579.2 million for the nine and three months ended September 30, 2004, respectively, and $1.3 billion and $486.7 million for the nine and three months ended September 30, 2003, respectively, and identifiable assets of $2.5 billion and $2.4 billion as of September 30, 2004 and 2003, respectively, are included in the data above and are derived from the Company’s foreign operations.

Note 10: SUBSEQUENT EVENTS

On October 20, 2004, the Company’s Board of Directors declared a quarterly cash dividend of $0.125 per share on the Company’s Common Stock. The dividend is payable on January 15, 2005 to shareholders of record at the close of business on December 31, 2004.

From October 1, 2004 through November 4, 2004, 6.2 million shares had been repurchased for an aggregate purchase price of $191.4 million, including commission and fees. At November 4, 2004, there was $380.5 million remaining available for repurchase through the Company’s repurchase program.

On November 4, 2004, the Company retired 45.0 million of its shares held in treasury, which were valued at $1.6 billion.

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

     Local and national advertising revenues are tracked separately because these revenue streams have different sales forces, respond differently to changes in the economic environment and because local advertising is the primary driver of our radio revenues. During the third quarter of 2004, growth in our local advertising revenue outpaced the growth in our national advertising revenue.

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

     To monitor the health of our outdoor business, management reviews average rates, average occupancy and inventory levels of each of our display faces by market. In addition, because a significant portion of our outdoor advertising is conducted in foreign markets, principally Europe, management looks at revenues from our foreign operations on a constant dollar basis. A constant dollar basis allows for comparison of operations independent of foreign exchange movements. Our outdoor advertising revenue and divisional operating expenses increased in the third quarter of 2004 as compared to the third quarter of 2003 by approximately $26.1 million and $22.8 million, respectively, as a result of fluctuations in foreign currency exchange rates.

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

     To judge the health of our music business, management monitors the number of shows, average paid attendance, talent cost as a percent of revenue, sponsorship dollars and ticket revenues. In addition, because a significant portion of our live entertainment business is conducted in foreign markets, management looks at revenues from our foreign operations on a constant dollar basis. A constant dollar basis allows for comparison of operations independent of foreign exchange movements. Our live entertainment revenue and divisional operating expenses increased in the third quarter of 2004 as compared to the third quarter of 2003 by approximately $23.8 million and $21.9 million, respectively, as a result of fluctuations in foreign currency exchange rates.

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

The comparison of Three and Nine Months Ended September 30, 2004 to Three and Nine Months Ended September 30, 2003 is as follows:

Consolidated

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2004	2003	% Change	2004	2003	% Change
Revenue	$2,648,873	$2,544,146	4%	$7,103,473	$6,640,838	7%
Operating expenses:
Divisional operating expenses (excludes non-cash compensation expenses of $221, $310, $714 and $1,326, for the three and nine months ended September 30, 2004 and 2003, respectively)	1,937,194	1,842,329	5%	5,197,225	4,845,309	7%
Non-cash compensation expense	786	880	(11%)	2,619	3,458	(24%)
Depreciation and amortization	170,150	165,882	3%	511,062	487,324	5%
Corporate expenses (excludes non-cash compensation expenses of $565, $570, $1,905 and $2,132 for the three and nine months ended September 30, 2004 and 2003, respectively)	46,645	44,050	6%	142,590	129,288	10%

Operating income	494,098	491,005	1%	1,249,977	1,175,459	6%
Interest expense	91,607	98,192		266,815	294,455
Gain (loss) on marketable securities	3,485	675,027		47,705	680,400
Equity in earnings of nonconsolidated affiliates	3,194	2,957		20,504	12,005
Other income (expense) — net	(622)	(1,840)		(20,586)	37,304

Income before income taxes	408,548	1,068,957		1,030,785	1,610,713
Income tax (expense) benefit:
Current	(44,072)	(159,051)		(296,945)	(199,377)
Deferred	(103,242)	(273,877)		(102,376)	(452,961)

Net income	$261,234	$636,029		$631,464	$958,375

Consolidated Revenue

     Three Months

     Revenue increased $104.7 million for the three months ended September 30, 2004 as compared to the same quarter of 2003. Outdoor and live entertainment’s contributions to the increase were $60.1 million and $38.5 million, respectively, which was partially offset by a decrease of $3.6 million in radio. Outdoor’s revenue growth was driven by improvements in bulletin and poster revenues, as well as international street furniture revenues. Live entertainment’s revenue grew as a result of an increase in ticket revenues, while the decrease in radio’s revenue was primarily due to a decline in national advertising, partially offset by improved local advertising. Included in the revenue increase was approximately $49.9 million resulting from fluctuations in foreign exchange rates.

     Nine Months

     Revenue increased $462.6 million for the nine months ended September 30, 2004 as compared to the same period of 2003. Outdoor, live entertainment and radio’s contributions to the increase were $201.5 million, $173.1 million and $60.6 million, respectively. Outdoor’s revenue grew due to improvements in bulletin and poster revenues, as well as international billboards and street furniture revenues and the consolidation of a joint venture in Australia during the second quarter of 2003, which had previously been accounted for under the equity method. Live entertainment’s revenue growth again was driven by an increase in ticket revenues, while radio’s growth was driven predominantly from local advertising, offset by a slight decrease in national advertising. Included in the revenue increase was approximately $148.7 million resulting from fluctuations in foreign exchange rates.

Consolidated Divisional Operating Expenses

     Three Months

     Divisional operating expenses increased $94.9 million for the three months ended September 30, 2004 as compared to the same period of 2003. Live entertainment contributed $44.2 million to the increase mainly from higher artist costs associated with guaranteed artist payments as well as higher production costs. Outdoor contributed $40.4 million to the increase from higher site lease expenses and radio contributed $1.7 million to the increase principally from increased promotional expenses. Included in the divisional operating expenses increase was approximately $44.7 million from fluctuations in foreign exchange rates.

     Nine Months

     Divisional operating expenses increased $351.9 million for the nine months ended September 30, 2004 as compared to the same period of 2003. Live entertainment contributed $189.6 million to the increase which, like the third quarter, was mainly from increased artist costs associated with guaranteed artist payments as well as higher production costs. Outdoor contributed $107.1 million to the increase from higher site lease expenses and the consolidation of an investment that had previously been accounted for under the equity method and radio contributed $34.8 million to the increase principally from increased programming and promotional expenses. Included in the divisional operating expenses increase was approximately $131.2 million from fluctuations in foreign exchange rates.

Depreciation and Amortization

     Depreciation and amortization expense increased $4.3 million and $23.7 million for the three and nine months ended September 30, 2004, respectively, as compared to the same periods of 2003. The increases were primarily attributable to fluctuations in foreign exchange rates in our outdoor advertising segment of $3.8 million and $11.8 million for the third quarter and year to date of 2004, respectively, compared to the same periods of 2003. Additionally, we recorded impairments of approximately $3.0 million on some of our billboards as a result of the hurricanes that swept through Florida and the Gulf Coast during the third quarter of 2004.

Corporate Expenses

     Corporate expenses increased $2.6 million and $13.3 million for the three and nine months ended September 30, 2004, respectively, as compared to the same periods of 2003. The increase was primarily the result of additional outside professional services.

Interest Expense

     Interest expense decreased $6.6 million and $27.6 million for the three and nine months ended September 30, 2004, respectively, as compared to the same periods of 2003. The decreases were primarily attributable to lower average debt outstanding throughout the three and nine months ended September 30, 2004 as compared to the same periods of 2003. Our debt balances at each balance sheet date in 2004 as compared to 2003 were:

(In millions)	2004	2003
March 31,	6,285.1	8,634.1
June 30,	6,676.6	7,973.9
September 30,	7,247.5	7,327.9

Gain (loss) on Marketable Securities

     Gain (loss) on marketable securities decreased $671.5 million for the three months ended September 30, 2004 as compared to the same period of 2003. The gain on marketable securities during the third quarter of 2003 related primarily to a $657.3 million gain recorded on the exchange of our Hispanic Broadcasting Corporation shares for Univision Communications Inc. shares as a result of the merger between Hispanic and Univision. The $3.5 million recorded in the third quarter of 2004 relates to changes in the fair value of certain investment securities that are classified as trading and a related secured forward exchange contract associated with those securities.

     Gain (loss) on marketable securities decreased $632.7 million for the nine months ended September 30, 2004 compared to the same period of 2003. The decrease is primarily related to the gain recognized during 2003 on the Hispanic and Univision merger, partially offset by a $47.0 million gain recorded during the first quarter of 2004 on the sale of our remaining investment in the common stock of Univision Communications Inc.

Equity in Earnings of Nonconsolidated Affiliates

     Equity in earnings of nonconsolidated affiliates increased $.2 million for the three months ended September 30, 2004 as compared to the same period of 2003. The increase was primarily the result of an increase of $4.3 million in our international outdoor equity investments, partially offset by decreases of $4.1 million in our international radio and entertainment equity investments.

     Equity in earnings of nonconsolidated affiliates increased $8.5 million for the nine months ended September 30, 2004 compared to the same period of 2003. The increase was primarily the result of an $11.0 million increase in our international outdoor equity investments, a $3.3 million increase in our Australian and New Zealand radio investments, and a $2.2 million increase in our live entertainment equity investments, all of which were partially offset by a decline of $8.0 million from our Mexican radio equity investment.

Other Income (Expense) — Net

     Other income (expense) — net increased $1.2 million during the third quarter of 2004 as compared to the same period of 2003. The growth was principally the result of gains recognized in the third quarter of 2004 on asset divestitures.

     Other income (expense) — net decreased $57.9 million during the nine months ended September 30, 2004 as compared to the same period of 2003. The principal components of other income (expense) were:

	Nine Months Ended September 30,
(In millions)	2004	2003
Gain (loss) on early extinguishment of debt	$(31.6)	$41.3
Gain (loss) on sale of radio operating assets	20.3	(7.6)
Gain (loss) on sale of entertainment operating assets	(11.7)	.3
Other, net	2.4	3.3

Other income (expense) — net	$(20.6)	$37.3

Income Tax Benefit (Expense)

     For the three months ended September 30, 2004 current tax expense decreased $115.0 million as compared to the three months ended September 30, 2003. The decrease related to a $105.6 million current tax expense recognized in the third quarter of 2003 on the sale of a portion of our Univision investment. In addition, during the three months ended September 30, 2004, current tax expense was reduced by $18.1 million related to the reversal of an accrual associated with a tax issue that was resolved. As a result, our effective tax rate for the third quarter of 2004 was 36.1% as compared to 40.5% during the third quarter of 2003. For the nine months ended September 30, 2004, current tax expense increased $97.6 million as compared to the nine months ended September 30, 2003 primarily due to the sale of our remaining investment in Univision, partially offset by a tax loss on our early extinguishment of debt, both in the first quarter of 2004. This increase was partially offset by the $18.1 million accrual reversal previously discussed. For the nine months ended September 30, 2004, the effective tax rate was 38.7% compared to 40.5% for the same period of 2003.

     Deferred tax expense for the three months ended September 30, 2004 decreased $170.6 million as compared to the same period of 2003 primarily due to $158.0 million recorded in the third quarter of 2003 related to the conversion of our Hispanic shares to Univision shares. Deferred tax expense decreased from $453.0 million for the nine months ended September 30, 2003 to a deferred tax expense of $102.4 million for the nine months ended September 30, 2004 primarily due to the sale of our remaining investment in Univision in the first quarter of 2004.

Segment Revenue and Divisional Operating Expenses

Radio Broadcasting

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2004	2003	% Change	2004	2003	% Change
Revenue	$960,066	$963,635	(0%)	$2,789,834	$2,729,234	2%
Divisional operating expenses	538,179	536,495	0%	1,603,276	1,568,487	2%
Non-cash compensation	221	310	(29%)	714	1,326	(46%)
Depreciation and amortization	37,887	38,449	(1%)	113,653	114,525	(1%)

Operating income	$383,779	$388,381	(1%)	$1,072,191	$1,044,896	3%

Three Months

          Our radio broadcasting revenue decreased $3.6 million to $960.1 million during the three months ended September 30, 2004 as compared to the same quarter of 2003. The decrease in revenue was lead by a decline in national advertising, partially offset by increases in local advertising, as well as traffic reporting and syndicated network programming revenues. The decline in national revenue was primarily due to weakness in automotive and telecom advertising. We generated revenue growth during the quarter in our small to mid-size markets, which we define as markets outside our top 25. This growth was offset by a revenue decline in our large markets.

          Divisional operating expenses increased $1.7 million to $538.2 million during the three months ended September 30, 2004 as compared to the same quarter of 2003. The primary driver of the increase was advertising and promotional expenses.

Nine Months

          Our radio broadcasting revenue increased $60.6 million to $2.8 billion during the nine months ended September 30, 2004 as compared to the same period of 2003. Growth was lead by local advertising revenues, with traffic reporting and syndicated network programming revenues contributing to a lesser extent. National advertising revenue was down year to date compared to the same period of the prior year. Revenue in our small to mid-size markets, which we define as markets outside our top 25, grew at a faster rate than our large markets. We attribute this difference to the impact that national advertising has on our larger markets.

          Divisional operating expenses increased $34.8 million to $1.6 billion during the nine months ended September 30, 2004 as compared to the same period of 2003. The primary drivers of the increase were an increase in compensation costs related to program talent salaries and sales commissions, an increase related to advertising and promoting our radio stations, and an increase in the cost of employee healthcare benefits.

Outdoor Advertising

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2004	2003	% Change	2004	2003	% Change
Revenue	$600,166	$540,089	11%	$1,761,308	$1,559,791	13%
Divisional operating expenses	431,383	391,004	10%	1,277,110	1,170,047	9%
Depreciation and amortization	96,254	93,869	3%	288,810	272,306	6%

Operating income	$72,529	$55,216	31%	$195,388	$117,438	66%

Three Months

          Our outdoor advertising revenue increased $60.1 million to $600.2 million during the three months ended September 30, 2004 as compared to the same quarter of 2003. Domestic revenue growth came from our bulletin and poster inventory as well as airport advertising, while international revenue growth was paced by an increase in street furniture revenues. For the three months ended September 30, 2004, revenue included increases of approximately $26.1 million from movements in foreign exchange rates.

          The increase in bulletin revenues was primarily attributable to an increase in rates, while both rates and occupancy on our poster inventory were up for the quarter. Domestically, revenue growth occurred across a wide range of markets, with San Francisco, San Antonio, Seattle, Tampa and Phoenix performing well. Strong domestic advertising categories for the third quarter included automotive, telecom, retail and consumer and business services. The increase in international street furniture revenues was driven by growth in both the number of displays and revenue per display as compared to the same quarter of the prior year. Ireland, Australia/New Zealand, Italy and Latin America all performed well during the quarter; however, their performance was tempered by decreased billboard revenues in the U.K. and France.

          Divisional operating expenses increased $40.4 million to $431.4 million during the three months ended September 30, 2004 as compared to the same quarter of 2003. The increase includes approximately $22.8 million from fluctuations in foreign exchange rates. The remainder of the increase is primarily attributable to an increase in site lease expenses associated with revenue sharing lease agreements.

          Depreciation and amortization increased $2.4 million during the three months ended September 30, 2004 as compared to the same quarter of 2003 primarily related to foreign exchange fluctuations and billboard impairments related to the hurricanes that swept through Florida and the Gulf Coast during the third quarter of 2004. These increases were partially offset by higher depreciation expense in the prior year related to accelerated depreciation on display takedowns.

Nine Months

     Our outdoor advertising revenue increased $201.5 million to $1.8 billion during the nine months ended September 30, 2004 as compared to the same period of 2003. The increase was lead by domestic bulletins and posters and international billboards and street furniture revenues. Also contributing to the increase was $10.4 million from the purchase and consolidation of our outdoor advertising joint venture in Australia during the second quarter of 2003, which we had previously accounted for as an equity method investment. For the nine months ended September 30, 2004, revenue included increases of approximately $92.6 million from movements in foreign exchange rates.

     The growth in domestic bulletin and poster revenues was driven by increased rates, with occupancy slightly down. Growth occurred across a wide range of markets, including Portland, Seattle, Phoenix, Indianapolis, San Antonio, Tampa, and Washington/Baltimore. Strong domestic advertising categories for the nine months included automotive, telecom and retail. Growth in our international outdoor revenues was lead by increased revenue per street furniture display, with the number street furniture displays up during the nine months ended September 30, 2004 as compared to the same period of 2003.

     Divisional operating expenses increased $107.1 million to $1.3 billion during the nine months ended September 30, 2004 as compared to the same period of 2003. The increase includes approximately $79.0 million from fluctuations in foreign exchange rates. Also contributing to the increase was $8.8 million from the purchase and consolidation of our outdoor advertising joint venture in Australia during the second quarter of 2003, which we had previously accounted for as an equity method investment. Additionally, we recorded a restructuring charge of approximately $11.0 million related to our operations in France in the second quarter of 2003. The remaining increase is primarily from an increase in site lease expenses.

     Depreciation and amortization increased $16.5 million for nine months ended September 30, 2004 as compared to the same period of 2003. The increase was primarily attributable to $11.8 million resulting from fluctuations in foreign exchange rates and billboard impairments related to hurricane damage for the year to date 2004 compared to the same period of 2003.

Live Entertainment

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2004	2003	% Change	2004	2003	% Change
Revenue	$974,675	$936,213	4%	$2,223,114	$2,050,015	8%
Divisional operating expenses	883,645	839,402	5%	2,069,432	1,879,818	10%
Depreciation and amortization	15,134	14,914	1%	45,577	44,659	2%

Operating income	$75,896	$81,897	(7%)	$108,105	$125,538	(14%)

Three Months

     Our live entertainment revenue increased $38.5 million for the three months ended September 30, 2004 as compared to the same quarter of 2003 due to increases in ticket and sponsorship revenue. The revenue growth during the quarter was attributed to strong international promotion business and the timing of a major music festival. Also contributing to the increase was growth in sponsorship revenues. This growth was partially offset by a decline in the number of events at our amphitheaters principally from show cancellations. Revenue growth includes increases of approximately $23.8 million from movements in foreign exchange rates during the three months ended September 30, 2004.

     Divisional operating expenses increased $44.2 million during the three months ended September 30, 2004 compared to the same period of 2003. Driving the increase was talent costs, primarily from higher artist guarantees and production costs in the current quarter as compared to the third quarter of 2003. The increase includes approximately $21.9 million from fluctuations in foreign exchange rates.

Nine Months

     Our live entertainment revenue increased $173.1 million for the nine months ended September 30, 2004 as compared to the same period of 2003. An increase in ticket and sponsorship revenues drove the growth. We also had large music tours in the current year that helped drive revenues higher. Revenue growth includes increases of approximately $56.1 million from movements in foreign exchange rates during the nine months ended September 30, 2004.

     Divisional operating expenses increased $189.6 million during the nine months ended September 30, 2004 compared to the same period of 2003. Driving the increase was talent costs, primarily from higher artist guarantees and production costs in the current nine month period compared to the prior nine month period. The increase includes approximately $52.2 million from fluctuations in foreign exchange rates.

Reconciliation of Segment Operating Income to Consolidated Operating Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2004	2003	2004	2003
Radio Broadcasting	$383,779	$388,381	$1,072,191	$1,044,896
Outdoor Advertising	72,529	55,216	195,388	117,438
Live Entertainment	75,896	81,897	108,105	125,538
Other	14,205	15,387	34,452	36,371
Corporate	(52,311)	(49,876)	(160,159)	(148,784)

Consolidated Operating Income	$494,098	$491,005	$1,249,977	$1,175,459

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Operating Activities

     Net cash flow from operating activities of $1.3 billion for the nine months ended September 30, 2004 principally reflects a net income of $631.5 million plus depreciation and amortization of $511.1 million. Cash flow from operating activities was negatively impacted during the nine months ended September 30, 2004 by $150.0 million primarily related to the taxes paid on the gain from the sale of our remaining shares of Univision, which was partially offset by the tax loss related to the partial redemption of our Euro denominated debt. Cash flow from operations also reflects a negative change in other operating assets and liabilities, net of effects of acquisitions of approximately $8.2 million.

     Net cash flow from operating activities of $1.3 billion for the nine months ended September 30, 2003 principally reflects a net income of $958.4 million plus depreciation and amortization of $487.3 million. Cash flow from operations also reflects a $195.4 million increase in taxes payable, partially offset by increases in accounts receivable and prepaid expenses. The increase in taxes payable is associated with our sale of a portion of our Univision investment and other marketable securities. The proceeds from these transactions are included in investing activities.

Investing Activities

     Net cash provided by investing activities of $250.7 million for the nine months ended September 30, 2004 includes proceeds of $627.5 million related to the sale of investments, primarily the sale of our Univision shares. These proceeds were partially offset by capital expenditures of $242.7 million related to purchases of property, plant and equipment and $137.9 million related to acquisitions of operating assets. Net cash provided by investing activities of $59.3 million for the nine months ended September 30, 2003 principally reflect proceeds from the sale of investments of $344.2 million, partially offset by capital expenditures of $231.2 million related to purchases of property, plant and equipment and $55.4 million related to acquisitions of operating assets.

Financing Activities

     Financing activities for the nine months ended September 30, 2004 principally reflect the proceeds, net of payments on debt of $146.3 million, repurchases of our stock totaling $1.4 billion and dividends paid of $183.5 million. Financing activities for the nine months ended September 30, 2003 principally reflect proceeds, net of payments on debt of $1.5 billion, proceeds from a secured forward exchange contract of $83.5 million and proceeds of $42.0 million related to the exercise of stock options.

     We expect to fund anticipated cash requirements (including payments of principal and interest on outstanding indebtedness and commitments, acquisitions, anticipated capital expenditures, dividends and share repurchases) for the foreseeable future with cash flows from operations and various externally generated funds.

SOURCES OF CAPITAL

As of September 30, 2004 and December 31, 2003 we had the following debt outstanding:

	September 30,	December 31,
(In millions)	2004	2003
Credit facilities — domestic	$724.5	$660.5
Credit facility — international	—	50.1
Long-term bonds (a)	6,337.9	6,159.4
Other borrowings	185.1	195.0

Total Debt	7,247.5	7,065.0
Less: Cash and cash equivalents	230.6	123.3

	$7,016.9	$6,941.7

(a)	Includes $14.5 million and $16.8 million in unamortized fair value purchase accounting adjustment premiums related to the merger with AMFM Inc. at September 30, 2004 and December 31, 2003, respectively. Also includes $16.7 million and $7.0 million at September 30, 2004 and December 31, 2003, respectively, related to fair value adjustments for interest rate swap agreements.

Domestic Credit Facilities

     As of September 30, 2004, we had two separate domestic credit facilities.

     The first credit facility is a reducing revolving credit facility, originally in the amount of $2.0 billion. At September 30, 2004, $85.0 million was outstanding and $536.9 million was available for future borrowings. The amount available for future borrowings under this credit facility began reducing on September 30, 2000, with quarterly reductions to continue through the last business day of June 2005. The reductions in amounts available for future borrowings total $109.4 million per quarter in 2004, $131.3 million in the first quarter of 2005 and $381.3 million in the second quarter of 2005.

     On July 13, 2004, we entered into the second facility, which is a five-year, multi-currency revolving credit facility in the amount of $1.75 billion. This facility can be used for general working capital purposes including commercial paper support as well as to fund capital expenditures, share repurchases, acquisitions and the refinancing of public debt securities. Our prior $1.5 billion five-year multi-currency revolving credit facility was repaid in its entirety and terminated at the same time we entered into this new facility. At September 30, 2004, the outstanding balance on this facility was $639.5 million and, taking into account letters of credit of $164.4 million, $946.1 million was available for future borrowings, with the entire balance to be repaid on July 12, 2009.

     During the nine months ended September 30, 2004, we made principal payments totaling $3.7 billion and drew down $3.7 billion on the credit facilities. As of November 4, 2004, the credit facilities’ aggregate outstanding balance was $876.3 million and, taking into account outstanding letters of credit, $1.3 billion was available for future borrowings.

International Credit Facility

     On July 30, 2004, our $150.0 million five-year revolving credit facility with a group of international banks was paid in full through borrowings under our new $1.75 billion five-year, multi-currency revolving credit facility. The $150.0 million five-year revolving credit facility was then terminated on August 6, 2004.

Long-Term Bonds

     On September 15, 2004, we completed a debt offering of $750.0 million 5.5% notes due September 15, 2014. Interest is payable on March 15 and September 15. The aggregate net proceeds of approximately $743.1 million were used to repay borrowings outstanding under our bank credit facilities and for general corporate purposes.

Sale of Investments

     During the nine months ended September 30, 2004, we received $627.5 million of proceeds primarily related to the sale of our remaining investment in Univision as well as other various investments.

Shelf Registration

     On April 22, 2004, we filed a Registration Statement on Form S-3/A covering a combined $3.0 billion of debt securities, junior subordinated debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units (the

“shelf registration statement”). The shelf registration statement also covers preferred securities that may be issued from time to time by our three Delaware statutory business trusts and guarantees of such preferred securities by us. The SEC declared this shelf registration statement effective on April 26, 2004. After the debt offering of September 15, 2004, $2.25 billion remains available from this shelf registration statement.

Debt Covenants

     Our only significant covenants on our reducing revolving credit facility relate to leverage and interest coverage contained and defined in the credit facility. The leverage ratio covenant requires us to maintain a ratio of total debt to EBITDA (as defined by the credit facility) of less than 5.00x. The interest coverage covenant requires us to maintain a minimum ratio of EBITDA (as defined by the credit facility) to interest expense of 2.00x. In the event that we do not meet these covenants, we are considered to be in default on the credit facility at which time the credit facility may become immediately due. At September 30 2004, our leverage and interest coverage ratios were 3.12x and 6.6x, respectively. Including our cash and cash equivalents recorded at September 30, 2004, our leverage on a net debt basis was 3.02x. This credit facility contains cross default provisions that would be triggered if we were to default on any other indebtedness greater than $25.0 million.

     The significant covenants on our new $1.75 billion five-year, multi-currency revolving credit facility also relate to leverage and interest coverage contained and defined in the credit facility. The leverage ratio covenant requires us to maintain a ratio of total debt to EBITDA (as defined by the credit facility) of less than 5.25x. The interest coverage covenant requires us to maintain a minimum ratio of EBITDA (as defined by the credit facility) to interest expense of 2.50x. In the event that we do not meet these covenants, we are considered to be in default on the credit facility at which time the credit facility may become immediately due. This credit facility contains a cross default provision that would be triggered if we were to default on any other indebtedness greater than $200.0 million.

     Our other indebtedness does not contain such provisions that would make it a default if we were to default on one of our credit facilities.

     The fees we pay on our new $1.75 billion, five-year multi-currency revolving credit facility depend on our long-term debt ratings. Based on our current ratings level of BBB-/Baa3, our fees are 17.5 basis points on the total $1.75 billion facility and a 45.0 basis point spread to LIBOR on borrowings. In the event our ratings improve, the fee on borrowings and facility fee decline gradually to 9.0 basis points and 20.0 basis points, respectively, at ratings of A/A3 or better. In the event that our ratings decline, the fee on borrowings and facility fee increase gradually to 30.0 basis points and 120.0 basis points, respectively, at ratings of BB/Ba2 or lower.

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

     At September 30, 2004, we were in compliance with all debt covenants. We expect to remain in compliance throughout 2004.

USES OF CAPITAL

Long-Term Bonds

     On February 25, 2004, we redeemed €454.4 million of our 6.5% senior notes due July 7, 2005, for €477.7 million plus accrued interest. As a result of this redemption we recorded a pre-tax loss of $31.6 million on the early extinguishment of debt. After this redemption, €195.6 million of the 6.5% senior notes remain outstanding.

Dividends

      Our Board of Directors declared quarterly cash dividends as follows:

(In millions, except per share data)	Amount
	per
	Common
Declaration Date	Share	Record Date	Payment Date	Total Payment
October 23, 2003	$0.10	December 31, 2003	January 15, 2004	$61.6
February 19, 2004	0.10	March 31, 2004	April 15, 2004	61.7
April 28, 2004	0.10	June 30, 2004	July 15, 2004	60.2
July 21, 2004	0.125	September 30, 2004	October 15, 2004	72.5

      Additionally, on October 20, 2004 our Board of Directors declared a quarterly cash dividend of $.125 per share of our Common Stock to be paid on January 15, 2005 to shareholders of record on December 31, 2004.

Acquisitions

      During the nine months ended September 30, 2004 we acquired radio stations for $59.4 million in cash and $35.7 million in restricted cash. We also acquired outdoor display faces for $53.4 million in cash and acquired equity interests in international outdoor companies for $1.9 million in cash. Our live entertainment segment made cash payments of $11.9 million, primarily related to business acquisitions and various earn-outs and deferred purchase price consideration on prior year acquisitions. Also, we acquired a television station for $4.2 million in restricted cash and our national representation business acquired new contracts for a total of $11.3 million in cash.

Capital Expenditures

 Capital expenditures were $242.7 million and $231.2 million in the nine months ended September 30, 2004 and 2003, respectively.

	Nine Months Ended September 30, 2004 Capital Expenditures
(In millions)	Radio	Outdoor	Entertainment	Corporate and Other	Total
Non-revenue producing	$45.0	$44.5	$19.5	$19.2	$128.2
Revenue producing	—	72.0	42.5	—	114.5

	$45.0	$116.5	$62.0	$19.2	$242.7

Company Share Repurchase Program

      As of November 4, 2004, 45.0 million shares had been repurchased for an aggregate purchase price of $1.6 billion, including commission and fees, under our share repurchase programs.

Commitments, Contingencies and Guarantees

     In accordance with generally accepted accounting principles in the United States, we do not record the following transactions on our balance sheet:

Commitments and Contingencies

      We were among the defendants in a lawsuit filed on June 12, 2002 in the United States District Court for the Southern District of Florida by Spanish Broadcasting System. The plaintiffs alleged that we were in violation of Section One and Section Two of the Sherman Antitrust Act as well as various other claims, such as unfair trade practices and defamation, among other counts. This case was dismissed with prejudice on January 31, 2003. The plaintiffs filed an appeal with the 11th Circuit Court of Appeals. On June 30, 2004, the 11th Circuit Court of Appeals upheld the dismissal. SBS had the opportunity to seek review by the Supreme Court of the United States on or before September 28, 2004. We have not received notice of an appeal filed by SBS to the Supreme Court.

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

Guarantees

     As of September 30, 2004, we guaranteed the debt of third parties of approximately $13.7 million primarily related to long-term operating contracts. The third parties’ associated operating assets secure a substantial portion of these obligations.

Market Risk

Interest Rate Risk

     At September 30, 2004, approximately 30% of our debt, including fixed-rate debt on which we have entered into interest rate swap agreements, bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the year’s average interest rate under these borrowings, it is estimated that our interest expense would have changed by $32.6 million and that our net income would have changed by $20.2 million during the nine months ended September 30, 2004. In the event of an adverse change in interest rates, management may take actions to further mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

     At September 30, 2004, we had entered into interest rate swap agreements with a $1.3 billion aggregate notional amount that effectively float interest at rates based upon LIBOR. These agreements expire from February 2007 to March 2012. The fair value of these agreements at September 30, 2004 was $16.7 million.

Equity Price Risk

     At September 30, 2004, the carrying value of our available-for-sale and trading equity securities was $272.4 million and $30.8 million, respectively. These investments are affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at September 30, 2004 by $60.6 million and would change accumulated comprehensive income (loss) and net income (loss) by $33.8 million and $3.8 million, respectively. At September 30, 2004, we also held $19.5 million of investments that do not have a quoted market price, but are subject to fluctuations in their value.

     We maintain derivative instruments on certain of our available-for-sale and trading equity securities to limit our exposure to and benefit from price fluctuations on those securities.

Foreign Currency

     We have operations in countries throughout the world. Foreign operations are measured in their local currencies except in hyper-inflationary countries in which we operate. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. To mitigate a portion of the exposure to risk of international currency fluctuations, we maintain a natural hedge through borrowings in currencies other than the U.S. dollar. In addition, we have a U.S. dollar — Euro cross currency swap which is also designated as a hedge of our net investment in foreign denominated assets. These hedge positions are reviewed monthly. Our foreign operations reported a net loss of $21.7 million for the nine months ended September 30, 2004. It is estimated that a 10% change in the value of the U.S. dollar to foreign currencies would change net loss for the nine months ended September 30, 2004 by $2.2 million.

     Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of our investments in various countries, all of which are accounted for under the equity method. It is estimated that the result of a 10% fluctuation in the value of the dollar relative to these foreign currencies at September 30, 2004 would change our equity in earnings of nonconsolidated affiliates by $2.1 million and would change our net income for the nine months ended September 30, 2004 by approximately $1.3 million. This analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

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

Ratio of Earnings to Fixed Charges

     The ratio of earnings to fixed charges is as follows:

Nine Months ended
September 30,		Year Ended December 31,
2004	2003	2003	2002	2001	2000	1999
2.85	3.98	3.62	2.62	*	2.20	2.04

*	For the year ended December 31, 2001, fixed charges exceeded earnings before income taxes and fixed charges by $1.3 billion.

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

     A wide range of factors could materially affect future developments and performance, including:

•	the impact of general economic conditions in the U.S. and in other countries in which we currently do business, including those resulting from recessions, political events and acts or threats of terrorism or military conflicts;
•	the impact of the geopolitical environment;
•	the effect of leverage on our financial position and earnings;
•	our ability to integrate the operations of recently acquired companies;
•	shifts in population and other demographics;
•	industry conditions, including competition;
•	fluctuations in operating costs;
•	technological changes and innovations;
•	changes in labor conditions;
•	fluctuations in exchange rates and currency values;
•	capital expenditure requirements;
•	the outcome of pending and future litigation;
•	legislative or regulatory requirements;
•	interest rates;
•	the effect of leverage on our financial position and earnings;
•	taxes;

•	the pending indecency legislation;
•	access to capital markets; and
•	certain other factors set forth in our SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

      We were among the defendants in a lawsuit filed on June 12, 2002 in the United States District Court for the Southern District of Florida by Spanish Broadcasting System. The plaintiffs alleged that we were in violation of Section One and Section Two of the Sherman Antitrust Act as well as various other claims, such as unfair trade practices and defamation, among other counts. This case was dismissed with prejudice on January 31, 2003. The plaintiffs filed an appeal with the 11th Circuit Court of Appeals. On June 30, 2004, the 11th Circuit Court of Appeals upheld the dismissal. SBS had the opportunity to seek review by the Supreme Court of the United States on or before September 28, 2004. We have not received notice of an appeal filed by SBS to the Supreme Court

      There are various other lawsuits and claims pending against us. We believe that any ultimate liability resulting from those actions or claims will not have a material adverse effect on our results of operations, financial position or liquidity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchases.

      On March 30, 2004, and then again on July 21, 2004, we publicly announced that our Board of Directors authorized share repurchase programs each up to $1.0 billion effective immediately. The March 30, 2004 was program completed at August 2, 2004 upon the repurchase of $1.0 billion in our shares. The second share repurchase program will expire one year from the date of authorization, although prior to such time the program may be discontinued or suspended at any time. During the three months ended September 30, 2004, we repurchased the following shares:

	Total		Total Number of Shares	Maximum Dollar Value of
	Number of	Average	Purchased as Part of	Shares that May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Programs	Programs
July 1 through July 31	9,915,100	$35.64	9,915,100	$1,020,616,432
August 1 through August 31	7,846,000	$35.64	7,846,000	$740,960,488
September 1 through September 30	5,044,500	$33.51	5,044,500	$571,897,248

Total	22,805,600		22,805,600

Item 6. Exhibits

      See Exhibit Index on Page 30

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL COMMUNICATIONS, INC.
November 4, 2004	/s/ Randall T. Mays

Randall T. Mays
Executive Vice President and Chief Financial Officer

November 4, 2004	/s/ Herbert W. Hill, Jr.

Herbert W. Hill, Jr.
Senior Vice President and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
2.1	Agreement and Plan of Merger dated as of October 2, 1999, among Clear Channel, CCU Merger Sub, Inc. and AMFM Inc. (incorporated by reference to the exhibits of Clear Channel’s Current Report on Form 8-K filed October 5, 1999).

2.2	Agreement and Plan of Merger dated as of February 28, 2000, among Clear Channel, CCU II Merger Sub, Inc. and SFX Entertainment, Inc. (incorporated by reference to the exhibits of Clear Channel’s Current Report on Form 8-K filed February 29, 2000).

2.3	Agreement and Plan of Merger dated as of October 5, 2001, by and among Clear Channel, CCMM Sub, Inc. and The Ackerley Group, Inc. (incorporated by reference to the exhibits of Clear Channel’s Current Report on Form 8-K filed October 9, 2001).

3.1	Current Articles of Incorporation of the Company (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-3 (Reg. No. 333-33371) dated September 9, 1997).

3.2	Third Amended and Restated Bylaws of the Company (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-4 (Reg. No. 333-74196) dated November 29, 2001).

3.3	Amendment to the Company’s Articles of Incorporation (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Second Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

3.5	Third Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000).

4.1	Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B.J. McCombs, John M Schaefer and John W. Barger, dated August 3, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedules 13-D/A, dated October 10, 2002).

4.2	Waiver and Second Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated August 17, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.3	Waiver and Third Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated July 26, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.4	Waiver and Fourth Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated September 27, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.5	Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B. J. McCombs, John M. Schaefer and John W. Barger, dated May 31, 1977 (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-1 (Reg. No. 33-289161) dated April 19, 1984).

4.6	Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

4.7	First Supplemental Indenture dated March 30, 1998 to Senior Indenture dated October 1, 1997, by and between the Company and The Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

Exhibit
Number	Description
4.8	Second Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

4.9	Third Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

4.10	Fourth Supplement Indenture dated November 24, 1999 to Senior Indenture dated October 1, 1997, by and between Clear Channel and The Bank of New York as Trustee (incorporated by reference to the exhibits of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

4.11	Fifth Supplemental Indenture dated June 21, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channel’s registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.12	Sixth Supplemental Indenture dated June 21, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channel’s registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.13	Seventh Supplemental Indenture dated July 7, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channel’s registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.14	Eighth Supplemental Indenture dated September 12, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

4.15	Ninth Supplemental Indenture dated September 12, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

4.16	Tenth Supplemental Indenture dated October 26, 2001, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

4.17	Eleventh Supplemental Indenture dated January 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.18	Twelfth Supplemental Indenture dated March 17, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated March 18, 2003).

4.19	Thirteenth Supplemental Indenture dated May 1, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated May 2, 2003).

Exhibit
Number	Description
4.20	Fourteenth Supplemental Indenture dated May 21, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated May 22, 2003).

4.21	Fifteenth Supplemental Indenture dated November 5, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated November 14, 2003).

4.22	Sixteenth Supplemental Indenture dated December 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated December 10, 2003).

4.23	Seventeenth Supplemental Indenture dated September 15, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated September 21, 2004).

4.24	Termination Agreement by and among Clear Channel Communications, Inc., L. Lowry Mays, Thomas O. Hicks and certain other shareholders affiliated with Mr. Hicks dated March 10, 2004, terminating that certain Shareholders Agreement dated October 2, 1999 (incorporated by reference to the exhibits of Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.25	Shareholder’s Agreement by and between Clear Channel Communications, Inc. and L. Lowry Mays dated March 10, 2004 (incorporated by reference to the exhibits of Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.26	Shareholders’ Agreement by and among Clear Channel Communications, Inc., Thomas O. Hicks and certain other shareholders affiliated with Mr. Hicks dated March 10, 2004 (incorporated by reference to the exhibits of Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.1	Credit Agreement among Clear Channel Communications, Inc., Bank of America, N.A., as Administrative Agent, Offshore Sub-Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, as Syndication Agent, and certain other lenders dated July 13, 2004 (incorporated by reference to the exhibit to Clear Channel’s Current Report on Form 8-K dated September 17, 2004.)

11	Statement re: Computation of Per Share Earnings.

12	Statement re: Computation of Ratios.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.