Form 10-K
period 2004-12-31
CLEAR CHANNEL COMMUNICATIONS INC
filed 2005-03-11
CIK 739708

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004, or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___to ___.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☑ NO ☐

On June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock beneficially held by non-affiliates of the Company was approximately $17.3 billion. (For purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates).

On February 28, 2005, there were 560,711,385 outstanding shares of Common Stock, excluding 224,568 shares held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for the 2005 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

CLEAR CHANNEL COMMUNICATIONS, INC.
INDEX TO FORM 10-K

PART I

ITEM 1. Business

The Company

     Clear Channel Communications, Inc. is a diversified media company with three reportable business segments: radio broadcasting, outdoor advertising and live entertainment. We were incorporated in Texas in 1974. As of December 31, 2004, we owned 1,189 domestic radio stations and a leading national radio network. In addition, we had equity interests in various international radio broadcasting companies. For the year ended December 31, 2004, the radio broadcasting segment represented 40% of our total revenue. As of December 31, 2004, we also owned or operated 151,603 domestic outdoor advertising display faces and 671,977 international outdoor advertising display faces. For the year ended December 31, 2004, the outdoor advertising segment represented 26% of our total revenue. In addition, we operate as promoters, producers and venue operators for live entertainment events. As of December 31, 2004, we owned or operated 75 live entertainment venues domestically and 29 live entertainment venues internationally, which excludes 27 domestic venues and one international venue where we either own a non-controlling interest or have booking, promotions or consulting agreements. For the year ended December 31, 2004, the live entertainment segment represented 29% of our total revenue. We also own or program 40 television stations, own a media representation firm and represent professional athletes, all of which are within the category “other”. This segment represented 5% of our total revenue for the year ended December 31, 2004.

     Our principal executive offices are located at 200 East Basse Road, San Antonio, Texas 78209 (telephone: 210-822-2828).

  Radio Broadcasting

     Radio Stations

     As of December 31, 2004, we owned 367 AM and 822 FM domestic radio stations, of which 498 stations were in the top 100 markets according to the Arbitron fall 2004 ranking of U.S. markets. In addition, we currently own equity interests in various international radio broadcasting companies, which we account for under the equity method of accounting. Our radio stations employ various formats for their programming. A station’s format can be important in determining the size and characteristics of its listening audience. Advertisers often tailor their advertisements to appeal to selected population or demographic segments.

     Radio Networks

     As of December 31, 2004, we owned a national radio network with a total audience of over 180 million weekly listeners. The network syndicates talk programming including such talent as Rush Limbaugh, Bob and Tom, John Boy and Billy, Glenn Beck and Jim Rome, and music programming including such talent as Delilah, Ryan Seacrest and Casey Kasem. We also operated several news and agricultural radio networks serving Georgia, Ohio, Oklahoma, Texas, Iowa, Kentucky, Virginia, Alabama, Tennessee, Florida and Pennsylvania.

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

  Outdoor Advertising

     As of December 31, 2004, we owned or operated a total of 823,580 advertising display faces worldwide. We currently provide outdoor advertising services concentrated in over 49 domestic markets and over 63 foreign countries. Our display faces include billboards of various sizes, wallscapes, mall displays, transit displays and street furniture displays. Additionally, we currently own equity interests in various outdoor advertising companies, which we account for under the equity method of accounting.

     Revenue is generated from both local and national sales. Local advertisers tend to have smaller advertising budgets and require greater assistance from our production and creative personnel to design and produce advertising copy. In local sales, we often expend more sales efforts on educating customers regarding the benefits of outdoor media and helping potential clients develop an advertising strategy using outdoor advertising. While price and availability are important competitive factors, service and customer relationships are also critical components of national and local sales.

     Advertising rates are generally based on a particular display’s exposure, or number of “impressions” delivered, in relation to the demographics of the particular market and its location within that market. The number of “impressions” delivered by a display is measured by the number of vehicles or pedestrians passing the site during a defined period and is weighted to give effect to such factors as its proximity to other displays, the speed and viewing angle of approaching traffic, the national average of adults riding in vehicles and whether the display is illuminated. Independent auditing companies verify the number of impressions delivered by a display.

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

     Transit displays include all advertising on or in transit systems, including the interiors and exteriors of buses, trains, trams and taxis, and advertising at rail stations and airports. Transit display posters include vinyl sheets, which are applied directly to transit vehicles or to billboards and panels mounted in station or airport locations. Transit advertising contracts are negotiated with public transit authorities and private transit operators, typically on a revenue-share basis with a minimum fixed rental guarantee.

     Street furniture displays are developed and marketed under our global Clear Channel Adshel brand. Street furniture panels include bus shelters, free standing units, pillars and columns. The most numerous are bus shelters, which are back illuminated and reach vehicular and pedestrian audiences. Street furniture is growing in popularity with local authorities, especially internationally and in the larger domestic markets. Bus shelters are usually constructed, owned and maintained by the outdoor service provider. Many of our bus shelter contracts include revenue-sharing arrangements with a municipality or transit authority. Large street furniture contracts are usually won in a competitive tender and last between 10 and 20 years. Tenders are won on the basis of revenues and community-related products offered to municipalities, including bus shelters, public toilets and information kiosks.

  Live Entertainment

     During 2004, we promoted or produced over 28,500 events, including music concerts, theatrical shows, museum exhibitions and specialized sporting events. We reached 61 million people through all of these activities during 2004. As of December 31, 2004, we owned or operated a total of 75 domestic venues and 29 international venues. Additionally, we currently own equity interests in various live entertainment companies, which we account for under the equity method of accounting.

     As a promoter, we typically book talent or tours, sell tickets and advertise the event to attract ticket buyers. For the event, we either provide our venue or we rent a venue, arrange for production services and sell sponsorships. When we provide our owned venue, we generally receive a percentage of revenues from concessions, merchandising, parking and premium seats.

     As a producer, we generally develop event content, hire artistic talent, schedule performances in select venues, promote tours and sell sponsorships. We do not have total control over the actual ticket price charged to the consumer as this is negotiated with the artist. We derive revenue from a percentage of the promoters’ ticket sales. We also derive revenues from guarantees and from profit sharing agreements related to co-promotion, merchandising, sponsorships and concessions.

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

  Other

     Television

     As of December 31, 2004, we owned, programmed or sold airtime for 40 television stations. Our television stations are affiliated with various television networks, including ABC, CBS, NBC, FOX, UPN, WB, Telemundo and PAX. Television revenue is generated primarily from the sale of local and national advertising. Advertising rates depend primarily on the quantitative and qualitative characteristics of the audience we can deliver to the advertiser. Our sales personnel sell local advertising, while national advertising is primarily sold by national sales representatives.

     The primary sources of programming for our ABC, NBC, CBS, FOX and Telemundo affiliated television stations are their respective networks, which produce and distribute programming in exchange for each station’s commitment to air the programming at specified times and for commercial announcement time during the programming. We supply the majority of programming to our UPN, PAX and WB affiliates by selecting and purchasing syndicated television programs. We compete with other television stations within each market for these broadcast rights. We also provide local news programming for the majority of our television stations.

     Media Representation

     We own the Katz Media Group, a full-service media representation firm that sells national spot advertising time for clients in the radio and television industries throughout the United States. As of December 31, 2004, Katz Media represented over 2,800 radio stations and 390 television stations.

     Katz Media generates revenues primarily through contractual commissions realized from the sale of national spot advertising airtime. National spot advertising is commercial airtime sold to advertisers on behalf of radio and television stations. Katz Media represents its media clients pursuant to media representation contracts, which typically have terms of up to ten years in length.

     Sports Representation

     We operate in the sports representation business. Our full-service sports marketing and management operations specialize in the representation of professional athletes, integrated event management and marketing consulting services. Among our clients are many professional athletes, including Tracy McGrady (basketball), Pedro

Martinez (baseball), Tom Lehman (golf), Andy Roddick (tennis), and Roy Williams (football).

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

Company Strategy

     Our strategy is to serve the needs of local communities by utilizing our media assets to provide products and services on a local, regional and national level and being a contributing member of the communities in which we operate. We believe that by serving the needs of local communities we will be able to grow revenues and earnings, creating economic value that will ultimately be translated into value for shareholders.

     We are trusted with the public radio and television airwaves. This trust requires constant focus and determination to deliver the best product in order to attract listeners and viewers. We attract listeners and viewers by providing musical, news and information content on our stations. We conduct research to determine what listeners and viewers want and deliver it to them on a continuous basis. We strive to maintain compelling programming to create listener and viewer loyalty. In addition, we bring content to our outdoor business to make our displays interesting and informative for consumers. In our live entertainment segment, we bring diverse entertainment to the communities in which we operate by delivering musical tours, Broadway shows, family entertainment, motor sports, museum exhibits and sporting events. Our ability to deliver entertainment events across our markets contributes to the arts, culture and the quality of lifestyle in many of our communities.

     We help our clients distribute their marketing messages in the most efficient ways possible. We believe one measure of our success is how well we assist our clients in selling their products and services. To this end, we offer advertisers a geographically diverse platform of media assets designed to provide the most efficient and cost-effective ways for our clients to reach consumers. Our entrepreneurial managers work creatively and expertly to help our clients, at all levels, market their goods and services. If we are successful helping advertisers and sponsors reach their consumers, we will gain their continued business and long-term commitments. Those commitments build our revenue and ultimately build value for our shareholders.

     A portion of our success has been achieved by mobilizing the radio and television broadcasting, outdoor advertising and live entertainment segments for the advertisers’ benefit. Additionally, we seek to create situations in which we own more than one type of media in the same market. We have found that access to multiple media assets gives our clients more flexibility in the distribution of their messages. Aside from the added flexibility to our clients, this allows us ancillary benefits, such as the use of otherwise vacant advertising space to cross promote our other media assets, or the sharing of on-air talent and news and information across our radio and televisions stations.

     To support our strategy, we have assembled a highly experienced corporate and local management and have decentralized our operating structure in order to place authority, autonomy and accountability at the market level. We believe that local management is best able to respond to local customers’ needs. We provide local managers with significant resources and tools that allow them to better serve their clients and their local communities.

     We evaluate strategic opportunities both within and outside our existing lines of business and may from time to time purchase or sell assets or businesses. Although we have no definitive agreements with respect to significant acquisitions or dispositions not set forth in this report, we expect from time to time to pursue additional acquisitions and may decide to dispose of certain businesses. Such acquisitions or dispositions could be material.

     Radio Broadcasting

     Our radio strategy centers on providing programming and services to our local communities. By providing listeners with programming that is compelling, we are able to provide advertisers with an effective platform to reach them. To that end, beginning December 2004, in an effort to improve the value of radio to our listeners as well as our advertisers, we began a new initiative called Less is More. Specifically, we placed a lower ceiling on the amount of commercial minutes played per hour, as well as limiting the length and number of units in any given commercial break. In addition to reducing commercial capacity, we also reduced and limited the amount of promotional interruption on all of our radio stations. The specific ceilings will apply to every radio station and will vary by format and time of day. We believe this new strategy will improve the listening experience for consumers while providing advertisers more effective opportunities and value for their advertising dollar.

     We compete in our markets with all advertising media including television, newspaper, outdoor advertising, direct mail, cable, yellow pages, Internet, satellite radio and other forms of advertisement. Therefore, our radio strategy also entails improving the ongoing operations of our stations through effective programming, reduction of costs and aggressive promotion, marketing and sales. Our broad programming and content across our geographically diverse portfolio of radio stations allows us to deliver targeted messages for specific audiences to advertisers on a local, regional and national basis. We believe owning multiple radio stations in a market allows us to provide our listeners with a more diverse programming selection and a more efficient means for our advertisers to reach those listeners. By owning multiple stations in a market, we are also able to operate our stations with more highly skilled local management teams and eliminate duplicative operating and overhead expenses.

     Outdoor Advertising

     Our outdoor advertising strategy is to expand our market presence and improve the results of our existing operations to help us compete across all advertising media including radio, television, newspaper, direct mail, cable, yellow pages, Internet, satellite radio and other forms of advertisement. We implement this strategy by acquiring additional displays in our existing markets, expanding into new domestic and international markets and helping our outdoor advertisers creatively use our outdoor advertising inventory. We focus on attracting new categories of advertisers to the outdoor medium through significant investments in sales, marketing, creative and research services. We take advantage of technological advances and the growing and dynamic possibilities advertisers have to display unique, engaging, creative advertisements. Our talented management team is committed to sales force productivity, improved production department efficiency and further developing the quality of our product.

     Live Entertainment

     Our strategy is to deliver quality entertainment products and enhanced fan experiences from music concerts, Broadway and touring shows, specialized motor sports events, museum exhibitions, family shows and venue operations. We attempt to increase revenues by increasing the utilization of our entertainment venues, the number of tickets sold per event and by effectively marketing the variety of sponsorship opportunities we offer. We strive to form strategic alliances with top brands for marketing opportunities. This connection builds brand loyalty and consumer affinities, thus helping our advertisers succeed with their marketing efforts and helping us compete with all advertising media including radio, television, newspaper, outdoor advertising, direct mail, cable, yellow pages, Internet, satellite radio and other forms of advertisement.

Recent Developments

     On March 10, 2005, we entered into amended and restated employment agreements with our three senior executives, L. Lowry Mays (as Chairman), Mark P. Mays (as President and Chief Executive Officer) and Randall T. Mays (as Executive Vice President and Chief Financial Officer). These employment agreements amended and restated the existing employment agreements dated October 1, 1999 between us and these three executives. The changes to the original employment agreements reflect the fact that Mark Mays now serves as our President and Chief Executive Officer, L. Lowry Mays now serves as our Chairman of the Board of Directors and that the offices of Chairman and Chief Executive Officer are no longer combined. The amended and restated employment agreement for L. Lowry Mays also reduced the minimum annual salary and stock option grant to which he was entitled. The amended and restated employment agreements for Mark Mays and Randall Mays also reduced severance payments significantly by eliminating certain severance payments to be paid in the event that their employment was terminated under certain circumstances. In addition, changes to all three agreements provide each executive with the choice of receiving a number of shares of our common stock based on a formula which attempts to be economically neutral to Clear Channel as part of a severance package in lieu of a stock option grant in cases where the executive is terminated without cause or resigns for good reason.

Employees

     At February 28, 2005, we had approximately 29,100 domestic employees and 6,100 international employees of which approximately 34,350 were in operations and approximately 850 were in corporate related activities. In addition, our live entertainment operations hire approximately 28,000 seasonal employees during peak time periods.

Operating Segments

     Our business consists of three reportable operating segments: radio broadcasting, outdoor advertising and live entertainment. The radio broadcasting segment includes radio stations for which we are the licensee and for which we program and/or sell air time under local marketing agreements or joint sales agreements. The radio broadcasting segment also operates radio networks. The outdoor advertising segment includes advertising display faces for which we own or operate under lease management agreements. The live entertainment segment includes venues that we own or operate as well as the production of Broadway shows and theater operations.

     Information relating to the operating segments of our radio broadcasting, outdoor advertising and live entertainment operations for 2004, 2003 and 2002 is included in “Note N - Segment Data” in the Notes to Consolidated Financial Statements in Item 8 included elsewhere in this Report.

     The following table sets forth certain selected information with regard to our radio broadcasting stations, outdoor advertising display faces and live entertainment venues that we own or operate. At December 31, 2004, we owned 367 AM and 822 FM radio stations. At December 31, 2004, we owned or operated 151,603 domestic display faces and 671,977 international display faces. We also owned or operated 104 live entertainment venues at December 31, 2004.

		Radio	Outdoor	Live
	Market	Broadcasting	Advertising	Entertainment
Market	Rank*	Stations	Display Faces	Venues
New York, NY	1	5	17,041	2
Los Angeles, CA	2	7	11,272	2
Chicago, IL	3	6	12,157	2
San Francisco, CA	4	7	5,916	4
Dallas, TX	5	6	7,038
Philadelphia, PA	6	6	4,592	4
Houston, TX	7	8	5,438	2
Washington, DC	8	8	2,102	2
Boston, MA	9	4	6,269	7
Detroit, MI	10	7	363	3
Atlanta, GA	11	6	3,278	3
Miami, FL	12	7	4,150
Seattle, WA	14	5	3,168	1
Phoenix, AZ	15	8	1,360	1
Minneapolis, MN	16	7	1,161
San Diego, CA	17	8	1,118
Nassau/Suffolk, NY	18	2		2
St. Louis, MO	19	6	295	1
Baltimore, MD	20	3	1,690	2
Tampa, FL	21	8	2,025	1
Denver, CO	22	8	752	1
Pittsburgh, PA	23	6	474	1
Portland, OR	24	5	1,280
Cleveland, OH	25	6	1,747	2

		Radio	Outdoor	Live
	Market	Broadcasting	Advertising	Entertainment
Market	Rank*	Stations	Display Faces	Venues
Sacramento, CA	26	4	1,006	2
Cincinnati, OH	27	8	22	3
Riverside, CA	28	5	365	1
Kansas City, KS/MO	29		22	2
San Antonio, TX	30	6	3,133	1
Salt Lake City, UT	31	7	118
Milwaukee, WI	32	6	1,932	1
San Jose, CA	33	3	921	2
Providence, RI	34	4
Columbus, OH	35	5	1,105	1
Charlotte, NC	36	5		1
Middlesex-Somerset-Union	37
Las Vegas, NV	38	4	12,156
Orlando, FL	39	7	2,464
Norfolk, VA	40	4	11	1
Indianapolis, IN	41	3	1,534	2
Austin, TX	42	6	20
Raleigh, NC	43	5		1
Nashville, TN	44	5		1
Greensboro, NC	45	4
New Orleans, LA	46	7	2,757	1
West Palm Beach, FL	47	7	193	1
Memphis, TN	48	6	2,052
Jacksonville, FL	49	7	917
Hartford, CT	50	5		1
Monmouth-Ocean, NJ	51			1
Buffalo, NY	52		240	1
Oklahoma City, OK	53	6	16
Rochester, NY	54	7
Louisville, KY	55	8	8	1
Richmond, VA	56	6	12
Birmingham, AL	57	4		1
Dayton, OH	58	8	1
Greenville, SC	59	6
McAllen- Brownsville, TX	60	6	11
Honolulu, HI	61	7
Tucson, AZ	62	7	1,673
Albany, NY	63	7		1
Tulsa, OK	64	6	37
Ft. Myers, FL	65	4	2
Grand Rapids, MI	66	7		1
Fresno, CA	67	9	86
Wilkes Barre – Scranton, PA	68		6	1
Allentown-Bethlehem, PA	69	4	6
Albuquerque, NM	70	7	1,148	1
Knoxville, TN	71
Omaha, NE	72	5	62

		Radio	Outdoor	Live
	Market	Broadcasting	Advertising	Entertainment
Market	Rank*	Stations	Display Faces	Venues
Akron, OH	73	5	739
Wilmington, DE	74	2	1,019
Sarasota, FL	75	6	4
El Paso, TX	76	5	1,335
Monterey, CA	77	6	30
Syracuse, NY	78	7
Harrisburg, PA	79	6	8
Springfield, MA	80	4
Stockton, CA	81		20
Bakersfield, CA	82	6	73
Baton Rouge, LA	83	6
Toledo, OH	84	5
Little Rock, AR	85	5	16
Gainesville-Ocala, FL	86		1,346
Charleston, SC	87	6
Greenville, NC	88		11
Columbia, SC	89	6
Daytona Beach, FL	90		459
Des Moines, IA	91	5	385
Spokane, WA	92	6	24
Mobile, AL	93	4
Wichita, KS	94	4	656
Madison, WI	95	6	12
Colorado Springs, CO	96	4	15
Melbourne-Titusville-Cocoa, FL	97	4	129
Johnson City-Kingsport-Bristol, TN-VA	98
Lakeland-Winter Haven, FL	99
Lexington-Fayette, KY	100	7
Various U.S. Cities	101-150	151	4,208	1
Various U.S. Cities	151-200	136	1,128
Various U.S. Cities	201-250	132	159	1
Various U.S. Cities	251+	106	121
Various U.S. Cities	unranked	163	10,984

International:
Australia – New Zealand (a)	n/a		13,419
Baltics and Russia	n/a		12,232
Belgium	n/a		14,727
Brazil	n/a		7,098
Canada	n/a		2,532	2
Chile	n/a		1,267
China (b)	n/a
Denmark	n/a		10,766
Finland	n/a		9,613
France	n/a		147,350
Greece	n/a		794
Holland	n/a		2,586

		Radio	Outdoor	Live
	Market	Broadcasting	Advertising	Entertainment
Market	Rank*	Stations	Display Faces	Venues
Hong Kong (b)	n/a
India	n/a		400
Ireland	n/a		6,058	1
Italy (b)	n/a		18,295
Korea (b)	n/a
Mexico (a)	n/a		4,298
Norway (b)	n/a		10,187
Peru	n/a		2,586
Poland	n/a		12,547
Singapore	n/a		3,419
South Africa (b)	n/a
Spain	n/a		28,805
Sweden	n/a		26,352	1
Switzerland	n/a		14,212
Thailand (b)	n/a
Turkey	n/a		4,268
United Kingdom	n/a		62,879	25
Small transit displays (d)	n/a		255,287

Total		1,189 (a)	823,580 (b)	104 (c)

*	Per Arbitron Rankings for Fall 2004 as of January 6, 2005

(a)	Excluded from the 1,189 radio stations owned or operated by us are 19 radio stations programmed pursuant to a local marketing agreement or a joint sales agreement (FCC licenses not owned by us), 11 radio stations programmed by another party pursuant to a local marketing agreement or a joint sales agreement (FCC licenses owned by us) and six Mexican radio stations that we provide programming to and sell airtime under exclusive sales agency arrangements. Also excluded are radio stations in Australia, New Zealand and Mexico. We own a 50%, 50% and 40% equity interest in companies that have radio broadcasting operations in these markets, respectively.

(b)	Excluded from the 823,580 outdoor display faces owned or operated by us are display faces in China, Hong Kong, Italy, Korea, Norway, South Africa and Thailand. We own a 48%, 50%, 35%, 30%, 50%, 50% and 32.5% equity interest in companies that have outdoor advertising operations in these markets, respectively.

(c)	Venues include 53 theaters, 39 amphitheaters, nine clubs and three arenas. Of these 104 venues, we own 37, lease 46 with lease expiration dates from June 2005 to November 2058, lease four with lease terms in excess of 100 years and operate 17 under various operating agreements.

Excluded from the 104 live entertainment venues owned or operated by us are eight venues in which we own a non-controlling interest and 20 venues with which we have a booking, promotions or consulting agreement.

(d)	Small transit displays are small display faces on the interior and exterior of various public transportation vehicles.

Below is a discussion of our operations within each segment that are not presented in the above table.

     Radio Broadcasting

     In addition to the radio stations listed above, our radio broadcasting segment includes a national radio network that produces or distributes more than 100 syndicated radio programs and services for more than 5,000 radio stations including Rush Limbaugh, Fox Sports Radio and American Top-40 Countdown with Casey Kasem, which are three popular radio programs in the United States. We also own various sports, news and agriculture networks.

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

     Other

     Television

     As of December 31, 2004, we owned, programmed or sold airtime for 40 television stations. Our television stations are affiliated with various television networks, including ABC, CBS, NBC, FOX, UPN, WB, Telemundo and PAX.

     Media Representation

     We own the Katz Media Group, a full-service media representation firm that sells national spot advertising time for clients in the radio and television industries throughout the United States. As of December 31, 2004, Katz Media represented over 2,800 radio stations, 390 television stations and growing interests in the representation of cable television system operators.

     Sports Representation

     We operate in the sports representation business. Our full-service sports marketing and management operations specialize in the representation of professional athletes, integrated event management and marketing consulting services. Among our clients are many professional athletes, including Tracy McGrady (basketball), Pedro Martinez (baseball), Tom Lehman (golf), Andy Roddick (tennis), and Roy Williams (football).

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

     License Grant and Renewal

     Under the 1996 Act, the FCC grants broadcast licenses to both radio and television stations for terms of up to eight years. The 1996 Act requires the FCC to renew a broadcast license if it finds that:

•	the station has served the public interest, convenience and necessity;

•	there have been no serious violations of either the Communications Act or the FCC’s rules and regulations by the licensee; and

•	there have been no other violations which taken together constitute a pattern of abuse.

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

     In adopting its rules concerning television LMAs, however, the FCC provided “grandfathering” relief for LMAs that were in effect at the time of the rule change in August 1999. Television LMAs that were in place at the time of the new rules and were entered into before November 5, 1996, were allowed to continue at least through 2004, at which time the FCC planned to consider the future treatment of such LMAs in a biennial review proceeding. Such LMAs entered into after November 5, 1996 were allowed to continue until August 5, 2001, at which point they were required to be terminated unless they complied with the revised local television ownership rule.

     We provide substantially all of the programming under LMAs to television stations in two markets where we also own a television station. Both of these television LMAs were entered into before November 5, 1996. Therefore, both of these television LMAs are permitted to continue at least through the FCC’s next periodic (now quadrennial) ownership rule review, which has not yet commenced. Moreover, we may seek permanent grandfathering of these television LMAs by demonstrating to the FCC, among other things, the public interest benefits the LMAs have produced and the extent to which the LMAs have enabled the stations involved to convert to digital operation.

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

     There are more than 20 markets where we own both radio and television stations. In the majority of these markets, the number of radio stations we own complies with the limit imposed by the current rule. Our acquisition of television stations in five markets in our 2002 merger with The Ackerley Group resulted in our owning more radio stations in these markets than is permitted by the current rule. The FCC has given us a temporary period of time to divest the necessary radio or television stations to come into compliance with the rule. We have completed such divestiture with respect to one such market. In the other markets where our number of radio stations exceeds the limit under the current rule, we are nonetheless authorized to retain our present television/radio combinations at least until the FCC’s next periodic ownership rule review. As with grandfathered television LMAs, we may seek permanent authorization for our non-compliant radio/television combinations by demonstrating to the FCC, among other things, the public interest benefits the combinations have produced and the extent to which the combinations have enabled the television stations involved to convert to digital operation.

     Under the FCC’s ownership rules, an officer or director of our company or a direct or indirect purchaser of certain types of our securities could cause us to violate FCC regulations or policies if that purchaser owned or acquired an “attributable” interest in other media properties in the same areas as our stations or in a manner otherwise prohibited by the FCC. All officers and directors of a licensee and any direct or indirect parent, general partners, limited partners and limited liability company members who are not properly “insulated” from management activities, and stockholders who own five percent or more of the outstanding voting stock of a licensee or its parent, either directly or indirectly, generally will be deemed to have an attributable interest in the licensee. Certain institutional investors who exert no control or influence over a licensee may own up to twenty percent of a licensee’s or its parent’s outstanding voting stock before attribution occurs. Under current FCC regulations, debt instruments, non-voting stock, minority voting stock interests in corporations having a single majority shareholder, and properly insulated limited partnership and limited liability company interests as to which the licensee certifies that the interest holders are not “materially involved” in the management and operation of the subject media property generally are not subject to attribution unless such interests implicate the FCC’s “equity/debt plus,” or “EDP,” rule. Under the EDP rule, an aggregate debt and/or equity interest in excess of 33% of a licensee’s total asset value (equity plus debt) is attributable if the interest holder is either a major program supplier (providing over 15% of the licensee’s station’s total weekly broadcast programming hours) or a same-market media owner (including broadcasters, cable operators, and newspapers). To the best of our knowledge at present, none of our officers, directors or five percent or greater stockholders holds an interest in another television station, radio station, cable television system or daily newspaper that is inconsistent with the FCC’s ownership rules and policies.

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

     In its third biennial review, which commenced in September 2002, the FCC undertook a comprehensive review and reevaluation of all of its media ownership rules, including incorporation of a previously commenced separate rulemaking on the radio ownership rules. This biennial review culminated in a decision adopted by the FCC in June 2003, in which the agency made significant changes to virtually all aspects of the existing media ownership rules. Among other things:

•	The FCC relaxed the local television ownership rule, allowing common ownership of two television stations in any DMA with at least five operating commercial and non-commercial television stations. Under the modified rule, a company may own three television stations in a DMA with at least 18 television stations. In either case, no single entity may own more than one television station that is among the top four stations in a DMA based on audience ratings. In markets with eleven or fewer television stations, however, the modified rule would allow parties to seek waivers of the “top four” restriction and permit a case-by-case evaluation of whether joint ownership would serve the public interest, based on a liberalized set of waiver criteria.

•	The FCC eliminated its rules prohibiting ownership of a daily newspaper and a broadcast station, and limiting ownership of television and radio stations, in the same market. In place of those rules, the FCC adopted new “cross-media limits” that would apply to certain markets depending on the number of television stations in the relevant television DMA. These limits would prohibit any cross-media ownership in markets with three or fewer television stations. In markets with between four and eight television stations, the cross-media limits would allow common ownership of one of the following three combinations: (1) one or more daily newspapers, one television station, and up to half of the radio stations that would be permissible under the local radio ownership limits; (2) one or more daily newspapers and as many radio stations as can be owned under the local radio ownership limits (but no television stations); and (3) two television stations (provided that such ownership would be permissible under the local television ownership rule) and as many radio stations as can be owned under the local radio ownership limits (but no daily newspapers). No cross-media ownership limits would exist in markets with nine or more television stations.

•	The FCC relaxed the limitation on the nationwide percentage of television households a single entity is permitted to reach, raising the cap from 35% to 45%.

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

     Numerous parties, including us, appealed the modified ownership rules adopted by the FCC in June 2003. These appeals were consolidated before the United States Court of Appeals for the Third Circuit. In September 2003, shortly before the modified rules were scheduled to take effect, that court issued a stay preventing the rules’ implementation pending the court’s decision on appeal. In June 2004, the court issued a decision that upheld the modified ownership rules in certain respects and remanded them to the FCC for further justification in other respects. Among other things:

•	The court upheld the provision of the modified rules prohibiting common ownership of more than one top-four ranked television station in a market, but remanded the FCC’s modified numerical limits applicable to same-market combinations of television stations. It also remanded the FCC’s elimination of the requirement that, in a transaction that seeks a “failing” or “failed” station waiver of the television duopoly rule, the parties demonstrate that no out-of-market buyer is willing to purchase the station.

•	The court affirmed the FCC’s repeal of the newspaper/broadcast cross-ownership rule, while also upholding the FCC’s determination to retain some limits on cross-media ownership. However, the court remanded the FCC’s “cross-media limits” for further explanation, finding that the FCC had failed to provide a reasoned analysis for the specific limitations it adopted.

•	With respect to the modified radio ownership rules, the court affirmed the FCC’s switch to an Arbitron-based methodology for defining radio markets, its decision to include noncommercial stations when counting stations in a market, its limitations on transfer of existing combinations of stations that would not comply with the modified rules, its decision to make JSAs attributable to the selling party, and its decision to require termination within two years of the rules’ effectiveness of existing JSAs and LMAs that resulted in non-compliance with the modified radio rules. However, the court determined that the FCC had insufficiently justified its retention of the existing numerical station caps and remanded the numerical limits to the FCC for further explanation.

     In its June 2004 decision, the court left in place the stay on the FCC’s implementation of the modified media ownership rules. As a result, the FCC’s rules governing local television ownership and radio/television cross-ownership, as modified in 1999, remained in effect. However, in September 2004 the court partially lifted its stay on the modified radio ownership rules, putting into effect the aspects of those rules that establish a new methodology for defining local radio markets and counting stations within those markets, limit our ability to transfer intact combinations of stations that do not comply with the new rules, make JSAs attributable, and require us to terminate within two years those of our existing JSAs and LMAs which, because of their newly attributable status, cause our station combinations in the relevant markets to be non-compliant with the new radio ownership rules. Moreover, in a market where we own one or more radio stations, we generally cannot enter into a JSA with another radio station if we could not acquire that station under the modified rules.

     In addition, the FCC has commenced a separate proceeding to consider whether television JSAs, like radio JSAs, should be attributed to the selling party. Such a rule, if adopted, could prevent us from entering into a JSA with another television station that we could not acquire under the local television ownership rules.

     The modified media ownership rules are also subject to further court appeals, various petitions for reconsideration before the FCC and possible actions by Congress. In the 2004 Consolidated Appropriations Act, Congress effectively overrode the FCC’s modified national television ownership reach cap of 45% and set it at 39%. The legislation also changed the FCC’s obligation to periodically review the media ownership rules from every two years to every four years.

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

     Alien Ownership Restrictions

     The Communications Act restricts the ability of foreign entities or individuals to own or hold certain interests in broadcast licenses. Foreign governments, representatives of foreign governments, non-U.S. citizens, representatives of non-U.S. citizens, and corporations or partnerships organized under the laws of a foreign nation are barred from holding broadcast licenses. Non-U.S. citizens, collectively, may own or vote up to twenty percent of the capital stock of a corporate licensee. A broadcast license may not be granted to or held by any entity that is controlled, directly or indirectly, by a corporation more than one-fourth of whose capital stock is owned or voted by non-U.S. citizens or their representatives, by foreign governments or their representatives or by non-U.S. corporations, if the FCC finds that the public interest will be served by the refusal or revocation of such license. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such corporation, and the FCC has made such an affirmative finding only in limited circumstances. Since we serve as a holding company for subsidiaries that serve as licensees for our stations, we are effectively restricted from having more than one-fourth of our stock owned or voted directly or indirectly by non-U.S. citizens or their representatives, foreign governments, representatives of foreign governments or foreign corporations.

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

     Indecency. Provisions of federal law regulate the broadcast of obscene, indecent or profane material. The FCC has substantially increased its monetary penalties for violations of these regulations. Congress currently has under consideration legislation that addresses the FCC’s enforcement of its rules in this area. Potential changes to enhance the FCC’s authority in this area include the ability to impose substantially higher monetary penalties, consider violations to be “serious” offenses in the context of license renewal applications, and, under certain circumstances, designate a license for hearing to determine whether such license should be revoked. We cannot predict the likelihood that this, or similar legislation, will ultimately be enacted into law.

     Public Interest Programming. Broadcasters are required to air programming addressing the needs and interests of their communities of license, and to place “issues/programs lists” in their public inspection files to provide their communities with information on the level of “public interest” programming they air. In October 2000, the FCC commenced a proceeding seeking comment on whether it should adopt a standardized form for reporting information on a station’s public interest programming and whether it should require television broadcasters to post the new form - as well as all other documents in their public inspection files - either on station websites or the websites of state broadcasters’ associations. Moreover, in August 2003 the FCC introduced a “Localism in Broadcasting” initiative that, among other things, has resulted in the creation of an FCC Localism Task Force, localism hearings at various locations throughout the country, and the July 2004 initiation of a proceeding to consider whether additional FCC rules and procedures are necessary to promote localism in broadcasting.

     Equal Employment Opportunity. The FCC’s equal employment opportunity rules generally require broadcasters to engage in broad and inclusive recruitment efforts to fill job vacancies, keep a considerable amount of recruitment data and report much of this data to the FCC and to the public via stations’ public files and websites. The FCC is still considering whether to apply these rules to part-time employment positions. Broadcasters are also obligated not to engage in employment discrimination based on race, color, religion, national origin or sex.

     Digital Audio Radio Service. The FCC has adopted spectrum allocation and service rules for satellite digital audio radio service. Satellite digital audio radio service systems can provide regional or nationwide distribution of radio programming with fidelity comparable to compact discs. Two companies—Sirius Satellite Radio Inc. and XM Radio—have launched satellite digital audio radio service systems and are currently providing nationwide service. The FCC is currently considering what rules to impose on both licensees’ operation of terrestrial repeaters that support their satellite services. The FCC also has approved a technical standard for the provision of “in band, on channel” terrestrial digital radio broadcasting by existing radio broadcasters (except for nighttime broadcasting by AM stations, which is undergoing further testing), and has allowed radio broadcasters to convert to a hybrid mode of digital/analog operation on their existing frequencies. The FCC has commenced a rulemaking to address formal standards and related licensing and service rule changes for terrestrial digital audio broadcasting. We cannot predict the impact of either satellite or terrestrial digital audio radio service on our business.

     Low Power FM Radio Service. In January 2000, the FCC created two new classes of noncommercial low power FM radio stations (“LPFM”). One class (LP100) is authorized to operate with a maximum power of 100 watts and a service radius of about 3.5 miles. The other class (LP10) is authorized to operate with a maximum power of 10 watts and a service radius of about 1 to 2 miles. In establishing the new LPFM service, the FCC said that its goal is to create a class of radio stations designed “to serve very localized communities or underrepresented groups within communities.” The FCC has accepted applications for LPFM stations and has granted some of these applications. In December 2000, Congress passed the Radio Broadcasting Preservation Act of 2000. This legislation requires the FCC to maintain interference protection requirements between LPFM stations and full-power radio stations on third-adjacent channels. It also requires the FCC to conduct field tests to determine the impact of eliminating such requirements. The FCC has commissioned a preliminary report on such impact and on the basis of that report, has recommended to Congress that such requirements be eliminated. We cannot predict the number of LPFM stations that eventually will be authorized to operate or the impact of such stations on our business.

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

     Finally, Congress and the FCC from time to time consider, and may in the future adopt, new laws, regulations and policies regarding a wide variety of other matters that could affect, directly or indirectly, the operation and ownership of our broadcast properties. In addition to the changes and proposed changes noted above, such matters have included, for example, spectrum use fees, political advertising rates, and potential restrictions on the advertising of certain products such as beer and wine. Other matters that could affect our broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as direct broadcast satellite service, the continued establishment of wireless cable systems and low power television stations, “streaming” of audio and video programming via the Internet, digital television and radio technologies, the establishment of a low power FM radio service, and possible telephone company participation in the provision of video programming service.

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

Risk Factors

     We Have a Large Amount of Indebtedness

     We currently use a portion of our operating income for debt service. Our leverage could make us vulnerable to an increase in interest rates or a downturn in the operating performance of our businesses or a decline in general economic conditions. At December 31, 2004, we had debt outstanding of $7.4 billion and shareholders’ equity of $9.5 billion. We may continue to borrow funds to finance capital expenditures, share repurchases, acquisitions or to refinance debt, as well as for other purposes. Our debt obligations could increase substantially because of additional share repurchase programs that may be approved by our Board as well as the debt levels of companies that we may acquire in the future.

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

     The federal communications laws limit the number of broadcasting properties we may own in a particular area. While the Telecommunications Act of 1996 relaxed the FCC’s multiple ownership limits, any subsequent modifications that tighten those limits could make it impossible for us to complete potential acquisitions or require us to divest stations we have already acquired. Most significantly, in June 2003 the FCC adopted a decision comprehensively modifying its media ownership rules. The modified rules significantly changed the FCC’s regulations governing radio ownership, allowed increased ownership of TV stations at the local and national level, and permitted additional cross-ownership of daily newspapers, television stations and radio stations. Soon after their adoption, however, a federal court issued a stay preventing the implementation of the modified media ownership rules while it considered appeals of the rules by numerous parties (including us). In a June 2004 decision, the court upheld the modified rules in certain respects, remanded them to the FCC for further justification in other respects, and left in place the stay on their implementation. In September 2004, the court partially lifted its stay on the modified radio ownership rules, putting into effect aspects of those rules that established a new methodology for defining local radio markets and counting stations within those markets, limit our ability to transfer intact combinations of stations that do not comply with the new rules, and require us to terminate within two years certain of our agreements whereby we provide programming to or sell advertising on radio stations we do not own. The modified media ownership rules are subject to various further FCC and court proceedings and recent and possible future actions by Congress. We cannot predict the ultimate outcome of the media ownership proceeding or its effect on our ability to acquire broadcast stations in the future, to complete acquisitions that we have agreed to make, to continue to own and freely transfer groups of stations that we have already acquired, or to continue our existing agreements to provide programming to or sell advertising on stations we do not own.

     Moreover, the FCC’s existing rules in some cases permit a company to own fewer radio stations than allowed by the Telecommunications Act of 1996 in markets or geographical areas where the company also owns television stations. These rules could require us to divest radio stations we currently own in markets or areas where we also own television stations. Our acquisition of television stations in five local markets or areas in our merger with The Ackerley Group resulted in our owning more radio stations in these markets or areas than is permitted by these rules. The FCC has given us a temporary period of time to divest the necessary radio and/or television stations to come into compliance with the rules. We have completed such divestiture with respect to one such market.

     Other changes in governmental regulations and policies may have a material impact on us. For example, we currently provide programming to several television stations we do not own. These programming arrangements are made through contracts known as local marketing agreements. The FCC’s rules and policies regarding television local marketing agreements will restrict our ability to enter into television local marketing agreements in the future, and may eventually require us to terminate our programming arrangements under existing local marketing agreements. Moreover, the FCC has begun a proceeding to adopt rules that will restrict our ability to enter into television joint sales agreements, by which we sell advertising on television stations we do not own, and may eventually require us to terminate our existing agreements of this nature. Additionally, the FCC has adopted rules which under certain circumstances subject previously nonattributable debt and equity interests in communications media to the FCC’s multiple ownership restrictions. These rules may limit our ability to expand our media holdings.

     We May Be Adversely Affected By New Statutes Dealing With Indecency

     Congress currently has under consideration legislation that addresses the FCC’s enforcement of its rules concerning the broadcast of obscene, indecent, or profane material. Potential changes to enhance the FCC’s authority in this area include the ability to impose substantially higher monetary penalties, consider violations to be “serious” offenses in the context of license renewal applications, and, under certain circumstances, designate a license for hearing to determine whether such license should be revoked. In the event that this or similar legislation is ultimately enacted into law, we could face increased costs in the form of fines and a greater risk that we could lose one or more of our broadcasting licenses.

     Antitrust Regulations May Limit Future Acquisitions

     Additional acquisitions by us of radio and television stations, outdoor advertising properties and live entertainment operations or entities may require antitrust review by federal antitrust agencies and may require review by foreign antitrust agencies under the antitrust laws of foreign jurisdictions. We can give no assurances that the Department of Justice (“DOJ”) or the Federal Trade Commission or foreign antitrust agencies will not seek to bar us from acquiring additional radio or television stations or outdoor advertising or entertainment properties in any market where we already have a significant position. Following passage of the Telecommunications Act of 1996, the DOJ has become more aggressive in reviewing proposed acquisitions of radio stations, particularly in instances where the proposed acquiror already owns one or more radio station properties in a particular market and seeks to acquire another radio station in the same market. The DOJ has, in some cases, obtained consent decrees requiring radio station divestitures in a particular market based on allegations that acquisitions would lead to unacceptable concentration levels. The DOJ also actively reviews proposed acquisitions of outdoor advertising properties. In addition, the antitrust laws of foreign jurisdictions will apply if we acquire international broadcasting properties.

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

We Face Intense Competition in the Broadcasting, Outdoor Advertising and Live Entertainment Industries

     Our business segments are in highly competitive industries, and we may not be able to maintain or increase our current audience ratings and advertising and sales revenues. Our radio stations and outdoor advertising properties compete for audiences and advertising revenues with other radio stations and outdoor advertising companies, as well as with other media, such as newspapers, magazines, television, direct mail, satellite radio and

Internet based media, within their respective markets. Audience ratings and market shares are subject to change, which could have the effect of reducing our revenues in that market. Our live entertainment operations compete with other venues to serve artists likely to perform in that general region and, in the markets in which we promote musical concerts, we face competition from promoters, as well as from certain artists who promote their own concerts. These competitors may engage in more extensive development efforts, undertake more far reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential customers or artists. Our competitors may develop services, advertising media or entertainment venues that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. It is possible that new competitors may emerge and rapidly acquire significant market share in any of our business segments. Other variables that could adversely affect our financial performance by, among other things, leading to decreases in overall revenues, the numbers of advertising customers, advertising fees, event attendance, ticket prices or profit margins include:

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

     New Technologies May Affect Our Broadcasting Operations

     Our broadcasting businesses face increasing competition from new broadcast technologies, such as broadband wireless and satellite television and radio, and new consumer products, such as portable digital audio players and personal digital video recorders. These new technologies and alternative media platforms compete with our radio and television stations for audience share and advertising revenue, and in the case of some products, allow listeners and viewers to avoid traditional commercial advertisements. The FCC has also approved new technologies for use in the radio broadcasting industry, including the terrestrial delivery of digital audio broadcasting, which significantly enhance the sound quality of radio broadcasts. In the television broadcasting industry, the FCC has established standards and a timetable for the implementation of digital television broadcasting in the U.S. We are unable to predict the effect such technologies and related services and products will have on our broadcasting operations, but the capital expenditures necessary to implement such technologies could be substantial and other companies employing such technologies could compete with our businesses.

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

     We May be Adversely Affected by a General Deterioration in Economic Conditions

     The risks associated with our businesses become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising and in attendance at live entertainment events. A decline in the level of business activity of our advertisers or a decline in attendance at live entertainment events could have an adverse effect on our revenues and profit margins. During the most recent economic slowdown in the United States, many advertisers reduced their advertising expenditures. The impact of slowdowns on our business is difficult to predict, but they may result in reductions in purchases of advertising and attendance at live entertainment events. If the current economic slowdown continues or worsens, our results of operations may be adversely affected.

We May Be Adversely Affected by the Occurrence of Extraordinary Events, Such as Terrorist Attacks

     The occurrence of extraordinary events, such as terrorist attacks, intentional or unintentional mass casualty incidents or similar events may substantially decrease the use of and demand for advertising and the attendance at live entertainment events, which may decrease our revenues or expose us to substantial liability. The September 11, 2001 terrorist attacks, for example, caused a nationwide disruption of commercial and leisure activities. As a result of the expanded news coverage following the attacks and subsequent military actions, we experienced a loss in advertising revenues and increased incremental operating expenses. We also experienced lower attendance levels at live entertainment events. The occurrence of future terrorist attacks, military actions by the United States, contagious disease outbreaks, or similar events cannot be predicted, and their occurrence can be expected to further negatively affect the economies of the United States and other foreign countries where we do business generally, specifically the market for advertising and live entertainment.

     Caution Concerning Forward Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Except for the historical information, this report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including the future levels of cash flow from operations. Management believes that all statements that express expectations and projections with respect to future matters, including the success of our Less is More initiative; the strategic fit of radio assets; expansion of market share; our ability to capitalize on synergies between the live entertainment and radio broadcasting businesses; our ability to negotiate contracts having more favorable terms; and the availability of capital resources; are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our financial performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management’s expectations will necessarily come to pass.

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

Operations

     Radio Broadcasting

     Certain radio executive corporate operations moved to our executive corporate headquarters in San Antonio, Texas during 2002. Previously, our radio operations were headquartered in 21,201 square feet of leased office space in Covington, Kentucky. The lease on this premises expires in November 2008. Although the executives of our radio operations and their support functions are in San Antonio, we still occupy the leased space in Covington, Kentucky to house other support functions for our radio operations. The types of properties required to support each of our radio stations include offices, studios, transmitter sites and antenna sites. A radio station’s studios are generally housed with its offices in downtown or business districts. A radio station’s transmitter sites and antenna sites are generally located in a manner that provides maximum market coverage.

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

     Live Entertainment

     The international headquarters of our live entertainment operations is in 227,685 square feet of leased office space in New York City, New York. The lease on this premises expires in September 2020. Several members of the live entertainment senior management team as well as other live entertainment operations are located in 91,965 square feet of leased office space in Houston, Texas. The lease on this premises expires in March 2009. The types of properties required to support each of our live entertainment operations include offices and venues. Our live entertainment venues generally include offices and are located in major metropolitan areas.

     The studios and offices of our radio stations, outdoor advertising branches and live entertainment venues are located in leased or owned facilities. These leases generally have expiration dates that range from one to forty years. We either own or lease our transmitter and antenna sites. These leases generally have expiration dates that range from five to fifteen years. We do not anticipate any difficulties in renewing those leases that expire within the next several years or in leasing other space, if required. We own substantially all of the equipment used in our radio broadcasting, outdoor advertising and live entertainment businesses.

     As noted in Item 1 above, as of December 31, 2004, we owned 1,189 radio stations, owned or leased 823,580 outdoor advertising display faces and owned or operated 104 entertainment venues in various markets throughout the world. See “Business — Operating Segments.” Therefore, no one property is material to our overall operations. We believe that our properties are in good condition and suitable for our operations.

ITEM 3. Legal Proceedings

     At the Senate Judiciary Committee hearing on July 24, 2003, an Assistant United States Attorney General announced that the DOJ, is pursuing two separate antitrust inquiries concerning us. One inquiry is whether we have violated antitrust laws in one of our radio markets. The other is whether we have limited airplay of artists who do not use our concert services in violation of antitrust laws. We are cooperating fully with all DOJ requests.

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

     On February 7, 2005, the Company received a subpoena from the State of New York Attorney General’s office, requesting information on policies and practices regarding record promotion on radio stations in the state of New York. We are fully cooperating with this subpoena.

     We are among the defendants in a lawsuit filed September 3, 2002 by JamSports and Entertainment in the United States Federal District Court for the Northern District of Illinois. The plaintiff alleges that the Company violated Section One and Section Two of the Sherman Antitrust Act and wrongfully interfered in the plaintiff’s contractual rights. The plaintiff is seeking monetary damages. We believe that the plaintiff’s position in this litigation is without merit and intend to defend ourselves vigorously in the litigation.

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

ITEM 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders in the fourth quarter of fiscal year 2004.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Our common stock trades on the New York Stock Exchange under the symbol “CCU.” There were 3,530 shareholders of record as of February 28, 2005. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table sets forth, for the calendar quarters indicated, the reported high and low sales prices of the common stock as reported on the NYSE.

	Common Stock
	Market Price		Dividends
	High	Low	Declared
2003
First Quarter	$43.98	$31.00	$.00
Second Quarter	43.85	33.35	.00
Third Quarter	46.18	36.36	.10
Fourth Quarter	47.48	38.50	.10

2004
First Quarter	47.76	38.90	.10
Second Quarter	44.50	35.35	.10
Third Quarter	37.24	30.62	.125
Fourth Quarter	35.07	29.96	.125

Dividend Policy

     Our Board of Directors declared a quarterly cash dividend of 12.5 cents per share at its February 2005 meetings. We expect to continue to declare and pay quarterly cash dividends in 2005. The terms of our current credit facilities do not prohibit us from paying cash dividends unless we are in default under our credit facilities either prior to or after giving effect to any proposed dividend. However, any future decision by our Board of Directors to pay cash dividends will depend on, among other factors, our earnings, financial position, capital requirements and regulatory changes.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

     On March 30, 2004, and then again on July 21, 2004, we publicly announced that our Board of Directors authorized share repurchase programs each up to $1.0 billion effective immediately. The March 30, 2004 program was completed at August 2, 2004 upon the repurchase of $1.0 billion of our shares. The second share repurchase program will expire one year from the date of authorization, although prior to such time the program may be discontinued or suspended at any time. During the three months ended December 31, 2004, we repurchased the following shares:

				Maximum Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
	Total Number of	Average Price Paid	Part of Publicly	Purchased Under the
Period	Shares Purchased	per Share	Announced Programs	Programs
October 1 through October 31	6,180,200	$30.9682	6,180,200	$380,507,475
November 1 through November 30	2,723,300	$34.3480	2,723,300	$286,967,671
December 1 through December 31	3,801,700	$33.7874	3,801,700	$158,517,960
Total	12,705,200		12,705,200

     On February 1, 2005, our Board of Directors approved another $1.0 billion share repurchase program. As of February 28, 2005, 58.8 million shares had been repurchased for an aggregate purchase price of $2.1 billion, including commission and fees, under all three share repurchase programs.

ITEM 6. Selected Financial Data

	For the Years ended December 31, (1)
(In thousands, except per share data)	2004	2003	2002	2001	2000
Results of Operations Information:
Revenue	$9,418,459	$8,930,899	$8,421,055	$7,970,003	$5,345,306
Operating Expenses:
Divisional operating expenses	6,850,426	6,488,856	6,052,761	5,866,706	3,480,706
Non-cash compensation expense	4,620	5,018	5,436	17,077	16,032
Depreciation and amortization	693,958	671,338	620,766	2,562,480	1,401,063
Corporate expenses	195,025	174,154	176,370	187,434	142,627

Operating income (loss)	1,674,430	1,591,533	1,565,722	(663,694)	304,878
Interest expense	367,753	388,000	432,786	560,077	383,104
Gain (loss) on sale of assets related to mergers	—	—	3,991	(213,706)	783,743
Gain (loss) on marketable securities	46,271	678,846	(3,096)	25,820	(5,369)
Equity in earnings of nonconsolidated affiliates	25,191	22,026	26,928	10,393	25,155
Other income (expense) - net	(13,947)	20,959	57,430	152,267	(11,764)

Income (loss) before income taxes and cumulative effect of a change in accounting principle	1,364,192	1,925,364	1,218,189	(1,248,997)	713,539
Income tax benefit (expense)	(518,393)	(779,773)	(493,366)	104,971	(464,731)

Income (loss) before cumulative effect of a change in accounting principle	845,799	1,145,591	724,823	(1,144,026)	248,808
Cumulative effect of a change in accounting principle, net of tax of, $2,959,003 in 2004 and $4,324,446 in 2002	(4,883,968)	—	(16,778,526)	—	—

Net income (loss)	$(4,038,169)	$1,145,591	$(16,053,703)	$(1,144,026)	$248,808

Net income (loss) per common share
Basic:
Income (loss) before cumulative effect of a change in accounting principle	$1.42	$1.86	$1.20	$(1.93)	$0.59
Cumulative effect of a change in accounting principle	(8.19)	—	(27.65)	—	—

Net income (loss)	$(6.77)	$1.86	$(26.45)	$(1.93)	$0.59

Diluted:
Income (loss) before cumulative effect of a change in accounting principle	$1.41	$1.85	$1.18	$(1.93)	$0.57
Cumulative effect of a change in accounting principle	(8.16)	—	(26.74)	—	—

Net income (loss)	$(6.75)	$1.85	$(25.56)	$(1.93)	$0.57

Cash dividends per share	$.45	$.20	$—	$—	$—

	As of December 31,
(In thousands)	2004	2003	2002	2001	2000
Balance Sheet Data:
Current assets	$2,269,922	$2,185,682	$2,123,495	$1,941,299	$2,343,217
Property, plant and equipment - net	4,124,274	4,260,915	4,242,812	3,956,749	4,255,234
Total assets	19,927,949	28,352,693	27,672,153	47,603,142	50,056,461
Current liabilities	2,184,552	1,892,719	3,010,639	2,959,857	2,128,550
Long-term debt, net of current maturities	6,962,560	6,921,348	7,382,090	7,967,713	10,597,082
Shareholders’ equity	9,488,078	15,553,939	14,210,092	29,736,063	30,347,173

(1)	Acquisitions and dispositions significantly impact the comparability of the historical consolidated financial data reflected in this schedule of Selected Financial Data.

The Selected Financial Data should be read in conjunction with Management’s Discussion and Analysis.

ITEM 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Executive Summary

     Our financial results for 2004 were led by our outdoor advertising business. We saw strong local and national advertising demand for our domestic bulletin inventory across substantially all markets. Our international street furniture and transit businesses performed well as signs of an economic recovery materialized in some of our markets, such as the United Kingdom, Italy, Belgium and Australia. Our television business had a strong year as well, benefiting from advertising dollars generated by the Olympics and local and national elections.

     Our radio business reported increases in revenue of 2% for 2004 as compared to 2003, with local advertising being stronger than national advertising. About 20% of our business is derived from national advertisers, many of which remained cautious with their radio advertising spending throughout the year. During the fourth quarter, we instituted an initiative to improve the value of radio for listeners and advertisers. The initiative included a reduction in commercial minutes by an average of 20% across our stations and transitioned to selling more 30-second advertisements instead of the traditional 60-second advertisements. We also expanded our commitment to the Spanish language format. We rolled out various Spanish language programming on nine stations in 2004 and expect to roll-out 15-20 more stations over the next 12-18 months. Internet initiatives and digital broadcasting are other areas of focus for our radio operations. During 2004, we committed to digital broadcasts of our radio signals and we expect to roll this out across our top 100 markets over the next three years.

     Finally, it was a difficult year for our live entertainment business, as we saw a significant amount of concert cancellations and pressure from artist guarantees. We believe some of these cancellations were a result of the culmination of consumer discontent with escalating ticket prices. This, coupled with the increased costs associated with artist guarantees, compressed the overall profit margin of this segment.

Format of Presentation

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

     We manage our operating segments primarily on their operating income, which is the focus of our discussion of the results of operations of our operating segments. Corporate expenses, Interest expense, Gain (loss) on sale of marketable securities, Equity in earnings of nonconsolidated affiliates, Other income (expense) – net, and Income tax benefit (expense) are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.

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

     Beginning December 2004, in an effort to improve the listening experience for our audience and enhance the value of radio advertising, we began a new initiative called Less is More. Research showed that our listeners and advertisers were concerned about the amount of non-entertainment content on the radio. So, the Less is More initiative lowers the amount of commercial minutes played per hour by approximately 15% — 20% across our stations. Less is More also limits the length of commercials in a spot break to approximately 4 minutes or less as well as reducing the amount of promotional interruption on all of our radio stations. The strategy is being implemented at the market level, based on the competition within each market, the format of the station and the time of day.

     A key component of Less is More is encouraging advertisers to invest in shorter advertisements rather than the traditional 60 second spot. Based on our research, we believe that the effectiveness of a commercial is not related to its length. Because effectiveness is not tied to the length of the advertisement, on a cost per thousand listeners reached basis, we can provide our advertisers a more efficient investment with our new shorter commercials than with the traditional 60 second commercials.

     Management monitors macro level indicators to assess our radio operations’ performance. Due to the geographic diversity and autonomy of our markets, we have a multitude of market specific advertising rates and audience demographics. Therefore, our discussion of the results of operations of our radio broadcasting segment focuses on the macro level indicators that management monitors to assess our radio segment’s financial condition and results of operations.

     Management looks at our radio operations’ overall revenues as one of its main performance metrics. Management also looks at local advertising, which is sold predominately in a station’s local market, and national advertising, which is sold across multiple markets. Local advertising is sold by our local radio stations’ sales staffs while national advertising is sold, for the most part, through our national representation firm.

     Local and national advertising revenues are tracked separately, because these revenue streams have different sales forces, respond differently to changes in the economic environment, and because local advertising is the primary driver of our radio revenues.

     Management also looks at radio revenue by market size, as defined by Arbitron. Typically, larger markets can reach bigger audiences with wider demographics than smaller markets. Over half of our radio revenue and divisional operating expenses comes from our 50 largest markets.

     Additionally, management reviews our share of listeners in target demographics listening to the radio in an average quarter hour. This metric gauges how well our formats are attracting and keeping listeners.

     A significant portion of our radio segment’s expenses vary in connection with changes in revenue. These variable expenses primarily relate to costs in our sales department, such as salaries, commissions and bad debt. Our programming and general and administrative departments incur most of our fixed costs, such as talent costs, rights fees, utilities and office salaries. Lastly, our highly discretionary costs are in our marketing and promotions department, which we primarily incur to maintain and/or increase our audience and market share.

Outdoor Advertising

     Our outdoor advertising revenues are generated from selling advertisements on our display faces, which include bulletins, posters and transit displays, as well as street furniture panels. Our advertising rates are based on a particular display’s impressions in relation to the demographics of a particular market and its location within a market. Our outdoor advertising contracts are typically based on the number of months or weeks the advertisement is displayed.

     To monitor the health of our outdoor business, management reviews average rates, average occupancy and inventory levels of each of our display faces by market. In addition, because a significant portion of our outdoor advertising is conducted in foreign markets, principally Europe, management looks at the operating results from our foreign operations on a constant dollar basis. A constant dollar basis allows for comparison of operations independent of foreign exchange movements. Our outdoor advertising revenue and divisional operating expenses increased during 2004 as compared to 2003 by approximately $128.6 million and $107.3 million, respectively, as a result of fluctuations in foreign currency exchange rates.

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

Live Entertainment

     We derive live entertainment revenues primarily from promoting or producing music and theatrical events. Revenues from these events are mainly from ticket sales, rental income, corporate sponsorships, concessions and merchandise. We typically receive either all the ticket sales or just a fixed fee for each event we host. We also generally receive fees representing a percentage of total concession sales from vendors and total merchandise sales from the performer or tour producer.

     We generally receive higher music profits when an event is at a venue we own rather than a venue we rent. The higher music profits are due to our ability to share in a percentage of the revenues received from concession and merchandise sales as well as the opportunity to sell sponsorships for venue naming rights and signage.

     To judge the health of our live entertainment business, management monitors the number of shows, average paid attendance, talent cost as a percent of revenue, sponsorship dollars and ticket revenues. In addition, because a significant portion of our live entertainment business is conducted in foreign markets, management looks at the operating results from our foreign operations on a constant dollar basis. A constant dollar basis allows for comparison of operations independent of foreign exchange movements. Our live entertainment revenue and divisional operating expenses increased during 2004 as compared to 2003 by approximately $74.3 million and $68.1 million, respectively, as a result of fluctuations in foreign currency exchange rates.

     The primary expense driver for live entertainment is talent cost. Talent cost is the amount we pay a musical artist or theatrical production to perform at an event. This is a negotiated amount primarily driven by what the artist or production requires to cover their direct costs and the value of their time. These fees are typically agreed to at a set minimum amount with the potential for additional profit sharing if the event exceeds set revenue targets.

Fiscal Year 2004 Compared to Fiscal Year 2003
Consolidated

	Years Ended December 31,		% Change
(In thousands)	2004	2003	2004 v. 2003
Revenue	$9,418,459	$8,930,899	5%
Operating expenses:
Divisional operating expenses (excludes non-cash compensation expense of $930 and $1,609 in 2004 and 2003, respectively)	6,850,426	6,488,856	6%
Non-cash compensation expense	4,620	5,018	(8%)
Depreciation and amortization	693,958	671,338	3%
Corporate expenses (excludes non-cash compensation expense of $3,690 and $3,409 in 2004 and 2003, respectively)	195,025	174,154	12%

Operating income	1,674,430	1,591,533	5%
Interest expense	367,753	388,000
Gain (loss) on marketable securities	46,271	678,846
Equity in earnings of nonconsolidated affiliates	25,191	22,026
Other income (expense) - net	(13,947)	20,959

Income before income taxes	1,364,192	1,925,364
Income tax (expense) benefit:
Current	(334,174)	(246,681)
Deferred	(184,219)	(533,092)

Income before cumulative effect of a change in accounting principle	845,799	1,145,591
Cumulative effect of a change in accounting principle, net of tax of $2,959,003	(4,883,968)	—

Net income (loss)	$(4,038,169)	$1,145,591

Revenue

     Our consolidated revenue grew $487.6 million during 2004 as compared to 2003 led by a $272.4 million increase in revenues from our outdoor advertising business. Domestic outdoor revenue growth occurred across the vast majority of our markets, with both poster and bulletin revenues up for the year. International outdoor revenue grew on higher street furniture sales, driven by an increase in average revenue per display for 2004 as compared to 2003. International outdoor revenues also benefited from $128.6 million in foreign exchange fluctuations. Our live entertainment business contributed $101.6 million to our revenue growth, primarily from sponsorships and ancillary revenues at our amphitheater events, as well as $74.3 million from foreign exchange fluctuations. Our radio business contributed $59.4 million to our revenue growth, primarily from our mid to small size markets (those markets outside our top 25), which benefited from higher local advertising revenues during 2004 as compared to 2003. The remainder of the growth in revenues during 2004 was primarily driven by our television business, which benefited from political and Olympic advertising.

Divisional Operating Expenses

     Our consolidated divisional operating expenses grew $361.6 million during 2004 as compared to 2003. Our outdoor advertising business contributed $163.3 million to the increase, primarily from increased site lease expenses consistent with the segment’s revenue growth, as well as $107.3 million from foreign exchange fluctuations. Live entertainment contributed $136.2 million to the increase, primarily on higher artist guarantees as well as $68.1 million from foreign exchange fluctuations. Radio’s divisional operating expenses were up $32.4 million for 2004 compared to 2003 principally from increased programming expenses. The remainder of the increase for 2004 as compared to 2003 came from our television business primarily from increased commission and bonus expenses related to the increase in television revenue.

Depreciation and Amortization

     Depreciation and amortization expense increased $22.6 million during 2004 as compared to 2003. The increase is attributable to approximately $3.0 million related to damage from the hurricanes that swept through Florida and the Gulf Coast during the third quarter of 2004 and approximately $18.8 million from fluctuations in foreign exchange rates that impacted our international outdoor business.

Corporate Expenses

     Corporate expenses increased $20.9 million for 2004 as compared to 2003. The increase was primarily the result of additional outside professional services.

Interest Expense

     Interest expense decreased $20.2 million during 2004 as compared to 2003. The decrease was primarily attributable to lower average debt outstanding during 2004. Our weighted average cost of debt was 5.52% and 5.05% at December 31, 2004 and 2003, respectively. Our debt balances at each balance sheet date in 2004 as compared to 2003 were:

(In millions)	2004	2003
March 31,	$6,285.1	$8,634.1
June 30,	6,676.6	7,973.9
September 30,	7,247.5	7,327.9
December 31,	7,379.8	7,065.0

Gain (Loss) on Marketable Securities

     The gain on marketable securities for 2004 relates primarily to a $47.0 million gain recorded during the first quarter of 2004 on our remaining investment in the common stock of Univision Communications Inc., partially offset by the net changes in fair value of certain investment securities that are classified as trading and a related secured forward exchange contract associated with those securities.

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

Other Income (Expense) - Net

     The principal components of other income (expense) – net for the years ended December 31, 2004 and 2003 were:

(In millions)	2004	2003
Gain (loss) on early extinguishment of debt	$(31.6)	$36.7
Gain (loss) on sale of operating and fixed assets	22.2	10.0
Transitional asset retirement obligation	¯	(7.0)
Other, net	(4.5)	(18.7)

Other income (expense) - net	$(13.9)	$21.0

Income Taxes

     Current tax expense in 2004 increased $87.5 million as compared to 2003. Current tax expense for the year ended December 31, 2004 increased $199.4 million related to our sale of our remaining investment in Univision and certain radio operating assets. This expense was partially offset by an approximate $67.5 million benefit related to a tax loss on our early extinguishment of debt and $34.1 million related to the reversal of accruals associated with tax contingencies. Current tax expense for the year ended December 31, 2003 includes $119.7 million primarily related to the sale of a portion of our Univision investment.

     Deferred tax expense decreased $348.9 million in 2004 as compared to 2003. Deferred tax expense for the year ended December 31, 2004 includes a $176.0 million deferred tax benefit related to our sale of our remaining investment in Univision. This benefit was partially offset by an approximate $54.3 million expense related to our early extinguishment of debt. Deferred tax expense for the year ended December 31, 2003 includes $158.0 million related to our conversion of our investment in Hispanic to Univision.

     The effective tax rate for 2004 is 38.0% as compared to 40.5% for 2003. We expect an effective tax rate of 39.5% in 2005.

Cumulative Effect of a Change in Accounting Principle

     The SEC staff issued Staff Announcement No. D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill, at the September 2004 meeting of the Emerging Issues Task Force. The Staff Announcement states that the residual method should no longer be used to value intangible assets other than goodwill. Rather, a direct method should be used to determine the fair value of all intangible assets other than goodwill required to be recognized under Statement of Financial Accounting Standards No. 141, Business Combinations. Registrants who have applied a method other than a direct method to the valuation of intangible assets other than goodwill for purposes of impairment testing under Statement of Financial Accounting Standards No 142, Goodwill and Other Intangible Assets, shall perform an impairment test using a direct value method on all intangible assets other than goodwill that were previously valued using another method by no later than the beginning of their first fiscal year beginning after December 15, 2004.

     Our adoption of the Staff Announcement in the fourth quarter of 2004 resulted in an aggregate carrying value of our FCC licenses and outdoor permits that was in excess of their fair value. The Staff Announcement requires us to report the excess value of $4.9 billion, net of tax, as a cumulative effect of a change in accounting principle.

Radio Broadcasting Results of Operations

Our radio broadcasting operating results were as follows:

	Years Ended December 31,		% Change
(In thousands)	2004	2003	2004 v. 2003
Revenue	$3,754,381	$3,695,020	2%
Divisional operating expenses	2,162,488	2,130,054	2%
Non-cash compensation	930	1,609	(42%)
Depreciation and amortization	159,082	154,121	3%

Operating income	$1,431,881	$1,409,236	2%

     Our radio broadcasting revenues increased 2% during 2004 as compared to 2003, led by our small to mid-size markets (those outside the top 25), which outpaced our overall radio growth. These markets rely more heavily on local advertising, which was up for the year. Our national syndication business also outpaced our overall radio growth through demand for advertising on existing programs and the addition of two new shows, Delilah and Trumped. Growth in revenues from local and national advertisements broadcast during our traffic updates as well as non-spot advertising revenues was positive for the year. Consistent with the radio industry, our national advertising revenues struggled throughout the year and finished below amounts recognized in 2003. Some national advertising categories such as finance, professional services and political increased spending during 2004, but declines in our three largest national advertising categories of retail, automotive and telecom/utility weighed on the overall results. Although national advertising declined in 2004 as compared to 2003, we began to see growth in national advertising during the fourth quarter of 2004, buoyed by political advertising, as well as strength in consumer products, professional services and automotive advertisements.

     Our divisional operating expenses grew $32.4 million during 2004 as compared to 2003, principally from programming expenses related to higher on-air talent salaries and discretionary spending on marketing and promoting our radio stations.

Outdoor Advertising Results of Operations

Our outdoor advertising operating results were as follows:

	Years Ended December 31,		% Change
(In thousands)	2004	2003	2004 v. 2003
Revenue	$2,447,040	$2,174,597	13%
Divisional operating expenses	1,757,024	1,593,736	10%
Depreciation and amortization	388,217	379,640	2%

Operating income	$301,799	$201,221	50%

     Our outdoor advertising business had a strong year, with revenues up 13% over 2003. The increase includes $128.6 million in foreign exchange fluctuations over 2003. Domestic revenue growth occurred across our inventory, with bulletins and posters leading the way. Increased rates drove the growth in bulletin revenues, partially offset by a decrease in occupancy. We also grew rates on our poster inventory in 2004, with occupancy flat compared to 2003. Revenue growth occurred across the nation, fueled by growth in Los Angeles, New York, Miami, San Antonio, Seattle and Cleveland. The domestic advertising categories leading revenue growth remained consistent throughout the year, the largest being entertainment. Business and consumer services was also a strong category and was led by advertising spending from banking and telecommunications customers. The automotive advertising category was up driven by national, regional and local auto dealer advertisements.

     Street furniture sales in the United Kingdom, Belgium, Australia/New Zealand and Denmark were the leading contributors to our international revenue growth. We saw strong demand for our street furniture inventory, enabling us to realize an increase in the average revenue per display. Our international billboard revenues increased slightly as a result of an increase in average revenue per display. Also contributing to the increase was $10.4 million related to the consolidation of our outdoor advertising joint venture in Australia during the second quarter of 2003, which we had previously accounted for as an equity method investment. Tempering our 2004 results were a difficult competitive environment for billboard sales in the United Kingdom and tough market conditions for all of our products in France.

     Divisional operating expenses increased $163.3 million during 2004 as compared to 2003. After an increase of $107.3 million due to foreign exchange fluctuations, the majority of the remaining increase is tied to higher site lease expense and higher commission expenses in 2004, consistent with the growth in revenue. We also recorded a $4.1 million restructuring charge in Spain during the fourth quarter of 2004. Additionally, $8.8 million of the increase in divisional operating expenses related to the consolidation of our outdoor advertising joint venture in Australia, which was previously accounted for under the equity method.

Live Entertainment Results of Operations

Our live entertainment operating results were as follows:

	Years Ended December 31,		% Change
(In thousands)	2004	2003	2004 v. 2003
Revenue	$2,748,598	$2,646,959	4%
Divisional operating expenses	2,592,074	2,455,897	6%
Depreciation and amortization	61,527	60,830	1%

Operating income	$94,997	$130,232	(27%)

     Our live entertainment revenues grew $101.6 million during 2004 as compared to 2003. While show cancellations drove down the overall number of amphitheater events in 2004, we saw an increase in sponsorships at these events, along with increased tour fees from outside promoters which contributed to our revenue growth. We also saw revenue increases in Europe driven by increased tour fees from outside promoters, as well as $74.3 million from foreign exchange fluctuations. Revenue from ticket sales was essentially unchanged during 2004 as compared to 2003.

     Divisional operating expenses increased $136.2 million during 2004 as compared to 2003. Driving the increase was talent costs, primarily from higher artist guarantees and production costs. Also included in the increase is $68.1 million from foreign exchange fluctuations.

     Reconciliation of Segment Operating Income (Loss)

	Years Ended December 31,
(In thousands)	2004	2003
Radio Broadcasting	$1,431,881	$1,409,236
Outdoor Advertising	301,799	201,221
Live Entertainment	94,997	130,232
Other	65,176	51,131
Corporate	(219,423)	(200,287)

Consolidated Operating Income	$1,674,430	$1,591,533

Fiscal Year 2003 Compared to Fiscal Year 2002
Consolidated

	Years Ended December 31,		% Change
(In thousands)	2003	2002	2003 v. 2002
Revenue	$8,930,899	$8,421,055	6%
Operating expenses:
Divisional operating expenses (excludes non-cash compensation expense of $1,609 and $4,400 in 2003 and 2002, respectively)	6,488,856	6,052,761	7%
Non-cash compensation expense	5,018	5,436	(8%)
Depreciation and amortization	671,338	620,766	8%
Corporate expenses (excludes non-cash compensation expense of $3,409 and $1,036 in 2003 and 2002, respectively)	174,154	176,370	(1%)

Operating income	1,591,533	1,565,722	2%
Interest expense	388,000	432,786
Gain on sale of assets related to mergers	—	3,991
Gain (loss) on marketable securities	678,846	(3,096)
Equity in earnings of nonconsolidated affiliates	22,026	26,928
Other income (expense) - net	20,959	57,430

Income (loss) before income taxes and cumulative effect of a change in accounting principle	1,925,364	1,218,189
Income tax (expense) benefit:
Current	(246,681)	(149,143)
Deferred	(533,092)	(344,223)

Income before cumulative effect of a change in accounting principle	1,145,591	724,823
Cumulative effect of a change in accounting principle, net of tax of $4,324,446	—	(16,778,526)

Net income (loss)	$1,145,591	$(16,053,703)

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

Other Income (Expense) - Net

     The principle components of other income (expense) – net for the years ended December 31, 2003 and 2002 were:

(In millions)	2003	2002
Gain (loss) on early extinguishment of debt	$36.7	$12.0
Gain (loss) on sale of representation contracts	¯	14.8
Gain (loss) on sale of operating and fixed assets	10.0	41.2
Gain (loss) due to foreign exchange fluctuation	¯	(8.0)
Transitional asset retirement obligation	(7.0)	¯
Other, net	(18.7)	(2.6)

Other income (expense) - net	$21.0	$57.4

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

     For both the years ended December 31, 2003 and 2002, our effective tax rates are 40.5%.

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

Radio Broadcasting Results of Operations

Our radio broadcasting operating results were as follows:

	Years Ended December 31,		% Change
(In thousands)	2003	2002	2003 v. 2002
Revenue	$3,695,020	$3,717,243	(1%)
Divisional operating expenses	2,130,054	2,126,139	0%
Non-cash compensation	1,609	4,400	(63%)
Depreciation and amortization	154,121	153,941	0%

Operating income	$1,409,236	$1,432,763	(2%)

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

Outdoor Advertising Results of Operations

Our outdoor advertising operating results were as follows:

	Years Ended December 31,		% Change
(In thousands)	2003	2002	2003 v. 2002
Revenue	$2,174,597	$1,859,643	17%
Divisional operating expenses	1,593,736	1,354,092	18%
Depreciation and amortization	379,640	336,895	13%

Operating income	$201,221	$168,656	19%

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

Live Entertainment Results of Operations

Our live entertainment operating results were as follows:

	Years Ended December 31,		% Change
(In thousands)	2003	2002	2003 v. 2002
Revenue	$2,646,959	$2,447,302	8%
Divisional operating expenses	2,455,897	2,289,654	7%
Depreciation and amortization	60,830	61,518	(1%)

Operating income	$130,232	$96,130	35%

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

     Reconciliation of Segment Operating Income (Loss)

	Years Ended December 31,
(In thousands)	2003	2002
Radio Broadcasting	$1,409,236	$1,432,763
Outdoor Advertising	201,221	168,656
Live Entertainment	130,232	96,130
Other	51,131	70,704
Corporate	(200,287)	(202,531)

Consolidated Operating Income	$1,591,533	$1,565,722

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Operating Activities

     Net cash flow from operating activities of $1.8 billion for the year ended December 31, 2004 principally reflects a net loss of $4.0 billion, adjusted for non-cash charges of $4.9 billion for the adoption of Topic D-108 and depreciation and amortization of $694.0 million. Net cash flow from operating activities was negatively impacted during the year ended December 31, 2004 by $150.0 million, primarily related to the taxes paid on the gain from the sale of our remaining shares of Univision, which was partially offset by the tax loss related to the partial redemption of our Euro denominated debt. Net cash flow from operating activities also reflects increases in prepaid expenses, accounts payable and accrued interest, income taxes and other expenses, partially offset by decreases in accounts receivables and other current assets. Net cash flow from operating activities of $1.7 billion for the year ended December 31, 2003 principally reflects net income of $1.1 billion plus depreciation and amortization of $671.3 million. Net cash flow from operating activities also reflects increases in accounts receivables, accounts payable and other accrued expenses and income taxes.

Investing Activities

     Net cash provided by investing activities of $74.8 million for the year ended December 31, 2004 principally includes proceeds of $627.5 million related to the sale of investments, primarily the sale of our Univision shares. These proceeds were partially offset by capital expenditures of $357.2 million related to purchases of property, plant and equipment and $229.0 million related to acquisitions of operating assets. Net cash expenditures for investing activities of $93.3 million for the year ended December 31, 2003 principally reflect capital expenditures of $378.0 million related to purchases of property, plant and equipment and $105.4 million primarily related to acquisitions of operating assets, partially offset by proceeds from the sale of investments, primarily Univision shares, of $344.2 million.

Financing Activities

     Financing activities for the year ended December 31, 2004 principally reflect payments for share repurchases of $1.8 billion and dividends paid of $255.9 million, partially offset by the net increase in debt of $262.3 million. Financing activities for the year ended December 31, 2003 principally reflect the net reduction in debt of $1.8 billion, proceeds from extinguishment of a derivative agreement of $83.8 million, proceeds from a secured forward exchange contract of $83.5 million, proceeds of $55.6 million related to the exercise of stock options, all partially offset by $61.6 million in dividend payments.

     We expect to fund anticipated cash requirements (including payments of principal and interest on outstanding indebtedness and commitments, acquisitions, anticipated capital expenditures, share repurchases and dividends) for the foreseeable future with cash flows from operations and various externally generated funds.

Sources of Capital

As of December 31, 2004 and 2003, we had the following debt outstanding and cash and cash equivalents:

	December 31,
(In millions)	2004	2003
Credit facilities	$350.5	$710.6
Long-term bonds (a)	6,846.1	6,159.4
Other borrowings	183.2	195.0

Total Debt	7,379.8	7,065.0
Less: Cash and cash equivalents	210.5	123.3

	$7,169.3	$6,941.7

(a)	Includes $13.8 million and $16.8 million in unamortized fair value purchase accounting adjustment premiums related to the merger with AMFM at December 31, 2004 and 2003, respectively. Also includes $6.5 million and $7.0 million related to fair value adjustments for interest rate swap agreements at December 31, 2004 and 2003, respectively.

Credit Facility

     As of December 31, 2004, we had a multi-currency revolving credit facility in the amount of $1.75 billion. This facility can be used for general working capital purposes including commercial paper support as well as to fund capital expenditures, share repurchases, acquisitions and the refinancing of public debt securities. Our prior $1.5 billion five-year multi-currency revolving credit facility was repaid in its entirety and terminated at the same time we entered into this new facility. At December 31, 2004, the outstanding balance on this facility was $350.5 million and, taking into account letters of credit of $162.6 million, $1.2 billion was available for future borrowings, with the entire balance to be repaid on July 12, 2009.

     On July 30, 2004, our $150.0 million five-year revolving credit facility with a group of international banks was paid in full through borrowings under our new $1.75 billion five-year, multi-currency revolving credit facility. The $150.0 million five-year revolving credit facility was then terminated on August 6, 2004. Subsidiary borrowers under this facility became designated subsidiary borrowers under a $150.0 million sublimit that is part of the $1.75 billion credit facility

     On December 16, 2004, we paid the outstanding balance in its entirety and terminated our reducing revolving credit facility, which was originally in the amount of $2.0 billion.

     During the year ended December 31, 2004, we made principal payments totaling $5.5 billion and drew down $5.1 billion on the credit facilities. As of February 28, 2004, the credit facility’s outstanding balance was $575.2 million and, taking into account outstanding letters of credit, $1.0 billion was available for future borrowings.

Long-Term Bonds

     On December 13, 2004, we completed a debt offering of $250.0 million 5.5% notes due December 15, 2016. Interest is payable on June 15 and December 15. The aggregate net proceeds of approximately $247.1 million were used to repay borrowings outstanding under our bank credit facilities.

     On November 17, 2004, we completed a debt offering of $250.0 million 4.5% notes due January 15, 2010. Interest is payable on January 15 and July 15. The aggregate net proceeds of approximately $248.4 million were used to repay borrowings outstanding under our bank credit facilities.

     On September 15, 2004, we completed a debt offering of $750.0 million 5.5% notes due September 15, 2014. Interest is payable on March 15 and September 15. The aggregate net proceeds of approximately $743.1 million were used to repay borrowings outstanding under our bank credit facilities and for general corporate purposes.

     On February 25, 2004, we redeemed €454.4 million of our 6.5% senior notes due July 7, 2005, for €477.7 million plus accrued interest. As a result of this redemption, we recorded a pre-tax loss of $31.6 million on the early extinguishment of debt. After this redemption, €195.6 million of the 6.5% senior notes remain outstanding. The remaining notes outstanding continue to be designated as a hedge of our net investment in Euro denominated assets. Additionally, on February 25, 2004, we entered into a United States dollar – Euro cross currency swap with a notional amount of €497.0 million. The swap requires us to make fixed interest payments on the Euro notional amount while we receive fixed interest payments on the equivalent U.S. dollar notional amount, all on a semi-annual basis. We have designated the swap as a hedge of our net investment in Euro denominated assets.

Guarantees of Third Party Obligations

     As of December 31, 2004 and 2003, we guaranteed the debt of third parties of approximately $13.6 million and $57.2 million, respectively, primarily related to long-term operating contracts. The third parties’ associated operating assets secure a substantial portion of these obligations.

Sale of Investments

     On January 12, 2004, we sold our remaining investment in Univision Corporation for $599.4 million in net proceeds. As a result, we recorded a gain of $47.0 million in “Gain (loss) on marketable securities” in the first quarter of 2004. Also during 2004, we received $28.1 million of proceeds related to the sale of other marketable securities.

Disposal of Assets

     During 2004, we received $82.1 million of proceeds related primarily to the sale of various broadcasting and entertainment operating assets.

Shelf Registration

     On April 22, 2004, we filed a Registration Statement on Form S-3 covering a combined $3.0 billion of debt securities, junior subordinated debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units (the “shelf registration statement”). The shelf registration statement also covers preferred securities that may be issued from time to time by our three Delaware statutory business trusts and guarantees of such preferred securities by us. The SEC declared this shelf registration statement effective on April 26, 2004. After the debt offering of September 15, 2004, November 17, 2004, and December 16, 2004, $1.75 billion remains available from this shelf registration statement.

Debt Covenants

     The significant covenants on our $1.75 billion five-year, multi-currency revolving credit facility relate to leverage and interest coverage contained and defined in the credit agreement. The leverage ratio covenant requires us to maintain a ratio of consolidated funded indebtedness to operating cash flow (as defined by the credit agreement) of less than 5.25x. The interest coverage covenant requires us to maintain a minimum ratio of operating cash flow (as defined by the credit agreement) to interest expense of 2.50x. In the event that we do not meet these covenants, we are considered to be in default on the credit facility at which time the credit facility may become immediately due. At December 31, 2004, our leverage and interest coverage ratios were 3.1x and 6.4x, respectively. This credit facility contains a cross default provision that would be triggered if we were to default on any other indebtedness greater than $200.0 million.

     Our other indebtedness does not contain such provisions that would make it a default if we were to default on our credit facility.

     The fees we pay on our $1.75 billion, five-year multi-currency revolving credit facility depend on our long-term debt ratings. Based on our current ratings level of BBB-/Baa3, our fees on borrowings are a 45.0 basis point spread to LIBOR and are 17.5 basis points on the total $1.75 billion facility. In the event our ratings improve, the fee on borrowings and facility fee decline gradually to 20.0 basis points and 9.0 basis points, respectively, at ratings of A/A3 or better. In the event that our ratings decline, the fee on borrowings and facility fee increase gradually to

120.0 basis points and 30.0 basis points, respectively, at ratings of BB/Ba2 or lower.

     We believe there are no other agreements that contain provisions that trigger an event of default upon a change in long-term debt ratings that would have a material impact to our financial statements.

     Additionally, the AMFM long-term bonds, which are all 8% senior notes due 2008, contain certain restrictive covenants that limit the ability of AMFM Operating Inc., a wholly-owned subsidiary of Clear Channel, to incur additional indebtedness, enter into certain transactions with affiliates, pay dividends, consolidate, or affect certain asset sales.

     At December 31, 2004, we were in compliance with all debt covenants. We expect to remain in compliance throughout 2005.

Uses of Capital

Dividends

     Our Board of Directors declared quarterly cash dividends as follows:

(In millions, except per share data)

	Amount
	per
Declaration	Common			Total
Date	Share	Record Date	Payment Date	Payment
October 23, 2003	$0.10	December 31, 2003	January 15, 2004	$61.6
February 19, 2004	0.10	March 31, 2004	April 15, 2004	61.7
April 28, 2004	0.10	June 30, 2004	July 15, 2004	60.2
July 21, 2004	0.125	September 30, 2004	October 15, 2004	72.5
October 20, 2004	0.125	December 31, 2004	January 15, 2005	70.8

     Additionally, on February 16, 2005, our Board of Directors declared a quarterly cash dividend of $0.125 per share of our Common Stock to be paid on April 15, 2005, to shareholders of record on March 31, 2005.

Acquisitions

     During 2004, we acquired radio stations for $59.4 million in cash and $38.9 million in restricted cash. We also acquired outdoor display faces for $60.9 million in cash and acquired equity interests in international outdoor companies for $2.5 million in cash. Our live entertainment segment made cash payments of $16.2 million, primarily related to business acquisitions and various earn-outs and deferred purchase price consideration on prior year acquisitions. Also, we acquired two television stations for $10.0 million in cash and $8.7 million in restricted cash, and our national representation business acquired new contracts for a total of $32.4 million in cash.

Capital Expenditures

     Capital expenditures decreased from $378.0 million in 2003 to $357.2 million in 2004. Overall, capital expenditures decreased in 2004 as compared to 2003 due to less revenue producing capital expenditures during the year ended December 31, 2004, as compared to the year ended December 31, 2003.

	Year Ended December 31, 2004 Capital Expenditures
				Corporate and
(In millions)	Radio	Outdoor	Entertainment	Other	Total
Non-revenue producing	$81.5	$70.1	$27.0	$29.1	$207.7
Revenue producing	—	103.2	46.3	—	149.5

	$81.5	$173.3	$73.3	$29.1	$357.2

Company Share Repurchase Program

     During the year ended December 2004, our Board of Directors approved two separate share repurchase programs, each for $1.0 billion. On February 1, 2005, our Board of Directors approved another $1.0 billion share repurchase program. As of February 28, 2005, 58.8 million shares had been repurchased for an aggregate purchase price of $2.1 billion, including commission and fees, under all three share repurchase programs.

Commitments, Contingencies and Future Obligations

  Commitments and Contingencies

     There are various lawsuits and claims pending against us. We believe that any ultimate liability resulting from those actions or claims will not have a material adverse effect on our results of operations, financial position or liquidity. Although we have recorded accruals based on our current assumptions of the future liability for these lawsuits, it is possible that future results of operations could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. See also “Item 3. Legal Proceedings” and “Note H – Commitments and Contingencies” in the Notes to Consolidate Financial Statements in Item 8 included elsewhere in this Report.

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

     In the normal course of business, our broadcasting operations have minimum future payments associated with employee and talent contracts. These contracts typically contain cancellation provisions that allow us to cancel the contract with good cause.

     The scheduled maturities of our credit facility, other long-term debt outstanding, future minimum rental commitments under non-cancelable lease agreements, minimum payments under other non-cancelable contracts, payments under employment/talent contracts, and capital expenditure commitments as of December 31, 2004 are as follows:

(In millions)	Payment due by Period
		Less than			More than
Contractual Obligations	Total	1-year	1 to 3 Years	3 to 5 Years	5 Years
Long-term Debt
Credit Facility	$350.5	$—	$—	$350.5	$—
Other Long-term Debt	7,029.3	417.3	1,006.7	1,815.3	3,790.0

Non-Cancelable Operating Leases	2,619.5	322.8	550.9	421.2	1,324.6
Non-Cancelable Contracts	2,763.6	806.7	894.1	505.8	557.0
Employment/Talent Contracts	334.2	144.8	134.4	50.4	4.6
Capital Expenditures	254.3	133.3	80.1	25.2	15.7

Total	$13,351.4	$1,824.9	$2,666.2	$3,168.4	$5,691.9

Market Risk

Interest Rate Risk

     At December 31, 2004, approximately 24% of our long-term debt, including fixed-rate debt on which we have entered into interest rate swap agreements, bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the year’s average interest rate under these borrowings, it is estimated that our 2004 interest expense would have changed by $35.4 million and that our 2004 net income would have changed by $22.0 million. In the event of an adverse change in interest rates, management may take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this interest rate analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

     At December 31, 2004, we had entered into interest rate swap agreements with a $1.3 billion aggregate notional amount that effectively float interest at rates based upon LIBOR. These agreements expire from February 2007 to March 2012. The fair value of these agreements at December 31, 2004 was an asset of $6.5 million.

Equity Price Risk

     The carrying value of our available-for-sale and trading equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at December 31, 2004 by $73.4 million and would change accumulated comprehensive income (loss) and net income by $40.9 million and $4.6 million, respectively. At December 31, 2004, we also held $20.5 million of investments that do not have a quoted market price, but are subject to fluctuations in their value.

     We maintain derivative instruments on certain of our available-for-sale and trading equity securities to limit our exposure to and benefit from price fluctuations on those securities.

Foreign Currency

     We have operations in countries throughout the world. Foreign operations are measured in their local currencies except in hyper-inflationary countries in which we operate. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. To mitigate a portion of the exposure of international currency fluctuations, we maintain a natural hedge through borrowings in currencies other than the U.S. dollar. In addition, we have a U.S. dollar – Euro cross currency swap which is also designated as a hedge of our net investment in foreign denominated assets. These hedge positions are reviewed monthly. Our foreign operations reported a net income of $17.4 million for the year ended December 31, 2004. It is estimated that a 10% change in the value of the U.S. dollar to foreign currencies would change net income for the year ended December 31, 2004 by $1.7 million.

     Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of our investments in various countries, all of which are accounted for under the equity method. It is estimated that the result of a 10% fluctuation in the value of the dollar relative to these foreign currencies at December 31, 2004 would change our 2004 equity in earnings of nonconsolidated affiliates by $2.5 million and would change our net income for the year ended December 31, 2004 by approximately $1.6 million.

     This analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

Recent Accounting Pronouncements

     The SEC staff made Staff Announcement No. D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill (“D-108”), at the September 2004 meeting of the Emerging Issues Task Force (“EITF”). D-108 states that the residual method should no longer be used to value intangible assets other than goodwill. Rather, a direct method should be used to determine the fair value of all intangible assets required to be recognized under Statement of Financial Accounting Standards No. 141, Business Combinations. Registrants who have applied the residual method to the valuation of intangible assets for purposes of impairment testing under Statement of Financial Accounting Standards No 142, Goodwill and Other Intangible Assets, shall perform an impairment test using a direct value method on all intangible assets that were previously valued using the residual method by no later than the beginning of their first fiscal year beginning after December 15, 2004. We adopted D-108 for our fiscal year ended December 31, 2004. As a result of adoption, we recorded a non-cash charge of $4.9 billion, net of deferred taxes of $3.0 billion, as a cumulative effect of a change in accounting principle during the fourth quarter of 2004.

     In December 2004 the Financial Accounting Standards Board, (“FASB”) issued FASB Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“Statement 153”). Statement 153 eliminates the APB 29 exception for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance. Statement 153 is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of Statement 153 should be applied prospectively. We expect to adopt Statement 153 for our fiscal year beginning January 1, 2006 and we do not believe that adoption will materially impact our financial position or results of operations.

     In December 2004, the FASB issued FSP 109-2, Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”). FSP 109-2 allows an enterprise additional time beyond the financial reporting period in which the Act was enacted to evaluate the effects of the Act on its plans for repatriation of unremitted earnings for purposes of applying FASB Statement 109, Accounting for Income Taxes. FSP 109-2 clarifies that an enterprise is required to apply the provisions of Statement 109 in the period, or periods, it decides on its plan(s) for reinvestment or repatriation of its unremitted foreign earnings. FSP 109-2 requires disclosure if an enterprise is unable to reasonably estimate, at the time of issuance of its financial statements, the related range of income tax effects for the potential range of foreign earnings that it may repatriate and requires an enterprise to recognize income tax expense (benefit) if an enterprise decides to repatriate a portion of unremitted earnings under the repatriation provision while it is continuing to evaluate the effects of the repatriation provision for the remaining portion of the unremitted foreign earnings. FSP 109-2 is effective upon issuance. We currently have the ability and intent to reinvest any undistributed earnings of our foreign subsidiaries. Any impact from this legislation has not been reflected in the amounts shown since we are reinvested for the foreseeable future.

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, which is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) is effective for financial statements for the first interim or annual period beginning after June 15, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) in the third quarter of 2005.

     As permitted by Statement 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. We are unable to quantify the impact of adoption of Statement 123(R) at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note A to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow. This requirement will increase net financing cash flows in periods after adoption. We cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

Critical Accounting Estimates

     The preparation of our financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates that are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such difference could be material. Our significant accounting policies are discussed in Note A, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8 of this Annual Report on Form 10-K. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting policies and related disclosures with our independent auditor and the Audit Committee of our Board of Directors. The following narrative describes these critical accounting estimates, the judgments and assumptions and the effect if actual results differ from these assumptions.

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

     If our agings were to improve or deteriorate resulting in a10% change in our allowance, it is estimated that our 2004 bad debt expense would have changed by $5.8 million and our 2004 net income would have changed by $3.6 million.

Long-Lived Assets

     Long-lived assets, such as property, plant and equipment are reviewed for impairment when events and circumstances indicate that depreciable and amortizable long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current fair market value.

     We use various assumptions in determining the current fair market value of these assets, including future expected cash flows and discount rates, as well as future salvage values. Our impairment loss calculations require management to apply judgment in estimating future cash flows, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.

     Using the impairment review described, we found no impairment charge required for the year ended December 31, 2004. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results of operations.

Goodwill

     Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. We review goodwill for potential impairment annually using the income approach to determine the fair value of our reporting units. The fair value of our reporting units is used to apply value to the net assets of each reporting unit. To the extent that the carrying amount of net assets would exceed the fair value, an impairment charge may be required to be recorded.

     The income approach we use for valuing goodwill involves estimating future cash flows expected to be generated from the related assets, discounted to their present value using a risk-adjusted discount rate. Terminal values were also estimated and discounted to their present value. In accordance with Statement 142, we performed our annual impairment tests as of October 1, 2002, 2003 and 2004 on goodwill. No impairment charges resulted from these tests. We may incur additional impairment charges in future periods under Statement 142 to the extent we do not achieve our expected cash flow growth rates, and to the extent that market values and long-term interest rates in general decrease and increase, respectively

Indefinite-lived Assets

     Indefinite-lived assets such as FCC licenses are reviewed annually for possible impairment using the direct method. Under the direct method, it is assumed that rather than acquiring a radio station as a going concern business, the buyer hypothetically obtains a FCC license and builds a new station or operation with similar attributes from scratch. Thus, the buyer incurs start-up costs during the build-up phase which are normally associated with going concern value. Initial capital costs are deducted from the discounted cash flow model which results in value that is directly attributable to the FCC license. The purchase price is then allocated between tangible and identified intangible assets including the FCC license, and any residual is allocated to goodwill.

     Our key assumptions using the direct method are market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up capital costs and losses incurred during the build-up period, the risk-adjusted discount rate and terminal values. This data is populated using industry normalized information representing an average station within a market.

     The SEC staff issued Staff Announcement No. D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill, at the September 2004 meeting of the Emerging Issues Task Force. D-108 states that the residual method should no longer be used to value intangible assets other than goodwill. Prior to adoption of D-108, the Company recorded its acquisition of radio and television stations and outdoor permits at fair value using an industry accepted income approach and consequently applied the same approach for purposes of impairment testing. Our adoption of the direct method resulted in an aggregate fair value of our radio and television FCC licenses and outdoor permits that was less than the carrying value determined under our prior method. As a result, we recorded a non-cash charge of $4.9 billion, net of deferred taxes of $3.0 billion as a cumulative effect of a change in accounting principle during the fourth quarter of 2004.

     If actual results are not consistent with our assumptions and estimates, we may be exposed to impairment charges in the future. If our assumption on market revenue growth rate decreased 10%, our non-cash charge, net of tax, would increase $61.2 million. Similarly, if our assumption on market revenue growth rate increased 10%, our non-cash charge, net of tax, would decrease $62.0 million.

Accounting for Investments

     At December 31, 2004, we had $387.6 million recorded as other investments. Other investments are composed primarily of equity securities. These securities are classified as available-for-sale or trading and are carried at fair value based on quoted market prices. Securities are carried at historical value when quoted market prices are unavailable. The net unrealized gains or losses on available-for-sale securities, net of tax, are reported as a separate component of shareholders’ equity. The net unrealized gains or losses on trading securities are reported in the statement of operations. In addition, we hold investments that do not have quoted market prices. We review the value of these investments and record an impairment charge in the statement of operations for any decline in value that is determined to be other-than-temporary. We recorded no impairment charges during the year ended December 31, 2004. We recorded an impairment charge of $7.0 million during the year ended December 31, 2003, related to other-than-temporary declines in value of various media companies. In addition, at December 31, 2004, we had $395.4 million recorded as investments accounted for under the equity method. We review the value of these investments and record an impairment charge in the statement of operations for any decline in value that is determined to be other-than-temporary.

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

     The estimate of our tax accruals contains uncertainty because management uses judgment to estimate the exposure associated with our various filing positions.

     Although management believes that our estimates and judgments are reasonable, actual results could differ, and we may be exposed to gains or losses that could be material. To the extent there are changes in the expected outcome of tax examinations, our effective tax rate in a given financial statement period could be materially affected.

Litigation Accruals

     We are currently involved in certain legal proceedings and, as required, have accrued our estimate of the probable costs for the resolution of these claims.

     Management’s estimates used have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.

     It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.

Insurance Accruals

     We are currently self-insured beyond certain retention amounts for various insurance coverages, including general liability and property and casualty. Accruals are recorded based on estimates of actual claims filed, historical payouts, existing insurance coverage and projections of future development of costs related to existing claims.

     Our self-insured liabilities contain uncertainties because management must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of December 31, 2004.

     If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material. A 10% change in our self-insurance liabilities at December 31, 2004, would have affected net earnings by approximately $4.8 million for the year ended December 31, 2004.

Inflation

     Inflation has affected our performance in terms of higher costs for wages, salaries and equipment. Although the exact impact of inflation is indeterminable, we believe we have offset these higher costs by increasing the effective advertising rates of most of our broadcasting stations and outdoor display faces.

Ratio of Earnings to Fixed Charges

     The ratio of earnings to fixed charges is as follows:

Year Ended December 31,
2004	2003	2002	2001	2000
2.80	3.62	2.62	*	2.20

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

Required information is within Item 7

ITEM 8. Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON FINANCIAL STATEMENTS

The consolidated financial statements and notes related thereto were prepared by and are the responsibility of management. The financial statements and related notes were prepared in conformity with U.S. generally accepted accounting principles and include amounts based upon management’s best estimates and judgments.

It is management’s objective to ensure the integrity and objectivity of its financial data through systems of internal controls designed to provide reasonable assurance that all transactions are properly recorded in our books and records, that assets are safeguarded from unauthorized use and that financial records are reliable to serve as a basis for preparation of financial statements.

The financial statements have been audited by our independent registered public accounting firm, Ernst & Young LLP, to the extent required by auditing standards of the Public Company Accounting Oversight Board (United States) and, accordingly, they have expressed their professional opinion on the financial statements in their report included herein.

The Board of Directors meets with the independent registered public accounting firm and management periodically to satisfy itself that they are properly discharging their responsibilities. The independent registered public accounting firm has unrestricted access to the Board, without management present, to discuss the results of their audit and the quality of financial reporting and internal accounting controls.

/s/Mark P. Mays
President/Chief Executive Officer

/s/Randall T. Mays
Executive Vice President/Chief Financial Officer

/s/Herbert W. Hill, Jr.
Senior Vice President/Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SHAREHOLDERS AND BOARD OF DIRECTORS
CLEAR CHANNEL COMMUNICATIONS, INC.

We have audited the accompanying consolidated balance sheets of Clear Channel Communications, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clear Channel Communications, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note B to the consolidated financial statements, in 2004 the Company changed its method of accounting for indefinite lived intangibles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Clear Channel Communications, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2005 expressed an unqualified opinion thereon.

                      /s/Ernst & Young LLP

San Antonio, Texas
March 8, 2005

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31,
(In thousand)	2004	2003
CURRENT ASSETS
Cash and cash equivalents	$210,476	$123,334
Accounts receivable, less allowance of $57,574 in 2004 and $56,586 in 2003	1,658,650	1,703,393
Prepaid expenses	213,387	196,494
Other current assets	187,409	162,461

Total Current Assets	2,269,922	2,185,682

PROPERTY, PLANT AND EQUIPMENT
Land, buildings and improvements	1,740,990	1,635,611
Structures	3,110,233	2,888,834
Towers, transmitters and studio equipment	845,295	829,488
Furniture and other equipment	779,632	694,163
Construction in progress	95,305	161,973

	6,571,455	6,210,069
Less accumulated depreciation	2,447,181	1,949,154

	4,124,274	4,260,915

INTANGIBLE ASSETS
Definite-lived intangibles, net	629,663	717,181
Indefinite-lived intangibles – licenses	4,323,297	11,797,742
Indefinite-lived intangibles – permits	211,690	424,640
Goodwill	7,220,444	7,306,338

OTHER ASSETS
Notes receivable	16,801	19,389
Investments in, and advances to, nonconsolidated affiliates	395,371	353,132
Other assets	348,898	361,306
Other investments	387,589	926,368

Total Assets	$19,927,949	$28,352,693

See Notes to Consolidated Financial Statements

LIABILITIES AND SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	December 31,
	2004	2003
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,295,106	$1,309,697
Accrued interest	95,525	93,848
Accrued income taxes	34,683	1,079
Current portion of long-term debt	417,275	143,664
Deferred income	317,682	318,759
Other current liabilities	24,281	25,672

Total Current Liabilities	2,184,552	1,892,719

Long-term debt	6,962,560	6,921,348
Other long-term obligations	283,937	153,311
Deferred income taxes	237,827	3,049,337
Other long-term liabilities	703,766	723,676

Minority interest	67,229	58,363
Commitment and contingent liabilities (Note H)

SHAREHOLDERS’ EQUITY
Preferred Stock – Class A, par value $1.00 per share, authorized 2,000,000 shares, no shares issued and outstanding	—	—
Preferred Stock, – Class B, par value $1.00 per share, authorized 8,000,000 shares, no shares issued and outstanding	—	—
Common Stock, par value $.10 per share, authorized 1,500,000,000 shares, issued 567,572,736 and 616,321,231 shares in 2004 and 2003, respectively	56,757	61,632
Additional paid-in capital	29,183,595	30,950,820
Retained deficit	(19,933,777)	(15,630,387)
Accumulated other comprehensive income	194,590	194,406
Other	(213)	(1,293)
Cost of shares (307,973 in 2004 and 427,971 in 2003) held in treasury	(12,874)	(21,239)

Total Shareholders’ Equity	9,488,078	15,553,939

Total Liabilities and Shareholders’ Equity	$19,927,949	$28,352,693

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Revenue	$9,418,459	$8,930,899	$8,421,055

Operating expenses:
Divisional operating expenses (excludes non-cash compensation expense of $930, $1,609 and $4,400 in 2004, 2003 and 2002, respectively)	6,850,426	6,488,856	6,052,761
Non-cash compensation expense	4,620	5,018	5,436
Depreciation and amortization	693,958	671,338	620,766
Corporate expenses (excludes non-cash compensation expense of $3,690, $3,409 and $1,036 in 2004, 2003 and 2002, respectively)	195,025	174,154	176,370

Operating income	1,674,430	1,591,533	1,565,722

Interest expense	367,753	388,000	432,786
Gain (loss) on sale of assets related to mergers	—	—	3,991
Gain (loss) on marketable securities	46,271	678,846	(3,096)
Equity in earnings of nonconsolidated affiliates	25,191	22,026	26,928
Other income (expense) - net	(13,947)	20,959	57,430

Income before income taxes and cumulative effect of a change in accounting principle	1,364,192	1,925,364	1,218,189
Income tax benefit (expense):
Current	(334,174)	(246,681)	(149,143)
Deferred	(184,219)	(533,092)	(344,223)

Income before cumulative effect of a change in accounting principle	845,799	1,145,591	724,823
Cumulative effect of a change in accounting principle, net of tax of $2,959,003, $-0- and $4,324,446 in 2004, 2003 and 2002, respectively	(4,883,968)	—	(16,778,526)

Net income (loss)	(4,038,169)	1,145,591	(16,053,703)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	50,722	132,816	81,740
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	47,802	192,323	(101,455)
Unrealized holding gain (loss) on cash flow derivatives	(65,827)	(63,527)	—
Adjustment for gains on shares held prior to mergers	—	—	(3,982)
Adjustment for (gain) loss included in net income	(32,513)	(19,408)	10,369

Comprehensive income (loss)	$(4,037,985)	$1,387,795	$(16,067,031)

Net income (loss) per common share:
Income before cumulative effect of a change in accounting principle – Basic	$1.42	$1.86	$1.20
Cumulative effect of a change in accounting principle – Basic	(8.19)	—	(27.65)

Net income (loss) – Basic	$(6.77)	$1.86	$(26.45)

Income before cumulative effect of a change in accounting principle – Diluted	$1.41	$1.85	$1.18
Cumulative effect of a change in accounting principle – Diluted	(8.16)	—	(26.74)

Net income (loss) – Diluted	$(6.75)	$1.85	$(25.56)

Dividends declared per share	$.45	$.20	$—

See Notes to Consolidated Financial Statement

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

						Accumulated
			Additional	Common		Other
	Common Shares		Paid-in	Stock	Retained	Comprehensive		Treasury
(In thousands, except share data)	Issued	Common Stock	Capital	Warrants	(Deficit)	Income (Loss)	Other	Stock	Total
Balances at December 31, 2001	598,270,433	$59,827	$30,320,916	$12,373	$(599,086)	$(34,470)	$(8,218)	$(15,279)	$29,736,063
Net loss					(16,053,703)				(16,053,703)
Common Stock and stock options issued for business acquisitions	11,955,946	1,195	477,652						478,847
Conversion of Notes	213		17						17
Exercise of stock options, common stock warrants and other	3,176,188	318	67,039	(12,373)			(166)	(770)	54,048
Amortization and adjustment of deferred compensation			3,101				5,253	(206)	8,148
Currency translation adjustment						81,740			81,740
Unrealized gains (losses) on investments						(95,068)			(95,068)

Balances at December 31, 2002	613,402,780	61,340	30,868,725	—	(16,652,789)	(47,798)	(3,131)	(16,255)	14,210,092
Net income					1,145,591				1,145,591
Dividends declared					(123,189)				(123,189)
Exercise of stock options and other	2,918,451	292	80,334					(4,464)	76,162
Amortization and adjustment of deferred compensation			1,761				1,838	(520)	3,079
Currency translation adjustment						132,816			132,816
Unrealized gains (losses) on cash flow derivatives						(63,527)			(63,527)
Unrealized gains (losses) on investments						172,915			172,915

Balances at December 31, 2003	616,321,231	61,632	30,950,820	—	(15,630,387)	194,406	(1,293)	(21,239)	15,553,939
Net loss					(4,038,169)				(4,038,169)
Dividends declared					(265,221)				(265,221)
Common Stock issued for business acquisitions	933,521	93	31,405						31,498
Purchase of common shares								(1,841,482)	(1,841,482)
Treasury shares retired and cancelled	(51,553,602)	(5,155)	(1,838,115)					1,843,270	—
Exercise of stock options and other	1,871,586	187	36,711					6,747	43,645
Amortization and adjustment of deferred compensation			2,774				1,080	(170)	3,684
Currency translation adjustment						50,722			50,722
Unrealized gains (losses) on cash flow derivatives						(65,827)			(65,827)
Unrealized gains (losses) on investments						15,289			15,289

Balances at December 31, 2004	567,572,736	$56,757	$29,183,595	$—	$(19,933,777)	$194,590	$(213)	$(12,874)	$9,488,078

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousand)	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,038,169)	$1,145,591	$(16,053,703)

Reconciling Items:
Cumulative effect of a change in accounting principle, net of tax	4,883,968	—	16,778,526
Depreciation	557,401	533,181	483,656
Amortization of intangibles	136,557	138,157	137,110
Deferred taxes	184,219	533,092	344,223
Amortization of deferred financing charges, bond premiums and accretion of note discounts, net	5,558	5,486	13,132
Amortization of deferred compensation	4,620	5,018	5,436
(Gain) loss on sale of operating and fixed assets	(22,156)	(10,044)	(41,233)
(Gain) loss on sale of available-for-sale securities	(48,429)	(31,862)	—
(Gain) loss on sale of other investments	—	(650,315)	20,689
(Gain) loss on sale of assets related to mergers	—	—	(3,991)
(Gain) loss on forward exchange contract	17,398	17,164	(29,536)
(Gain) loss on trading securities	(15,240)	(13,833)	11,943
Equity in earnings of nonconsolidated affiliates	(25,191)	(22,026)	(26,928)
Increase (decrease) other, net	(5,194)	(31,072)	(21,509)

Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease (increase) in accounts receivable	43,803	(112,600)	(59,027)
Decrease (increase) in prepaid expenses	(16,893)	7,084	(40,295)
Decrease (increase) in other current assets	20,149	(11,092)	15,620
Increase (decrease) in accounts payable, accrued expenses and other liabilities	106,037	111,632	189,383
Increase (decrease) in accrued interest	1,677	22,513	(22,363)
Increase (decrease) in deferred income	(2,121)	2,152	30,747
Increase (decrease) in accrued income taxes	27,924	39,179	15,814

Net cash provided by operating activities	1,815,918	1,677,405	1,747,694

See Notes to Consolidated Financial Statements

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM INVESTING ACTIVITIES:
Liquidation of restricted cash	299	—	4,665
(Increase) decrease in notes receivable, net	2,037	2,269	11,937
Decrease (increase) in investments in, and advances to nonconsolidated affiliates - net	2,909	13,735	2,527
Proceeds from cross currency settlement of interest due	(566)	—	—
Purchase of other investments	(1,841)	(7,543)	(2,049)
Proceeds from sale of available-for-sale-securities	627,505	344,206	35,623
Purchases of property, plant and equipment	(357,215)	(377,970)	(548,642)
Proceeds from disposal of assets	34,291	55,354	95,228
Proceeds from divestitures placed in restricted cash	47,838	—	25,303
Acquisition of operating assets	(181,405)	(105,381)	(217,628)
Acquisition of operating assets with restricted cash	(47,564)	—	(23,583)
Decrease (increase) in other - net	(51,471)	(17,926)	(10,608)

Net cash provided by (used in) investing activities	74,817	(93,256)	(627,227)

CASH FLOWS FROM FINANCING ACTIVITIES:
Draws on credit facilities	5,087,334	3,729,164	3,678,390
Payments on credit facilities	(5,457,033)	(5,192,297)	(3,151,164)
Proceeds from long-term debt	1,250,743	2,546,890	—
Payments on long-term debt	(618,778)	(2,875,937)	(1,707,688)
Proceeds from extinguishment of derivative agreement		83,752	—
Proceeds from forward exchange contract		83,519	—
Proceeds from exercise of stock options, stock purchase plan and common stock warrants	31,535	55,574	75,337
Dividends paid	(255,912)	(61,566)	—
Payments for purchase of common shares	(1,841,482)	—	—

Net cash used in financing activities	(1,803,593)	(1,630,901)	(1,105,125)

Net (decrease) increase in cash and cash equivalents	87,142	(46,752)	15,342

Cash and cash equivalents at beginning of year	123,334	170,086	154,744

Cash and cash equivalents at end of year	$210,476	$123,334	$170,086

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for:
Interest	$368,578	$350,104	$432,246
Income taxes	263,525	140,674	43,627

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, substantially all of which are wholly-owned. Significant intercompany accounts have been eliminated in consolidation. Investments in nonconsolidated affiliates are accounted for using the equity method of accounting. Certain amounts in prior years have been reclassified to conform to the 2004 presentation.

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

Purchase Accounting

The Company accounts for its business acquisitions under the purchase method of accounting. The total cost of acquisitions is allocated to the underlying identifiable net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. In addition, reserves have been established on the Company’s balance sheet related to acquired liabilities and qualifying restructuring costs and contingencies based on assumptions made at the time of acquisition. The Company evaluates these reserves on a regular basis to determine the adequacies of the amounts.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method at rates that, in the opinion of management, are adequate to allocate the cost of such assets over their estimated useful lives, which are as follows:

Buildings and improvements - 10 to 39 years
Structures - 5 to 40 years
Towers, transmitters and studio equipment - 7 to 20 years
Furniture and other equipment - 3 to 20 years
Leasehold improvements - shorter of economic life or lease term

Expenditures for maintenance and repairs are charged to operations as incurred, whereas expenditures for renewal and betterments are capitalized.

The Company tests for possible impairment of property, plant, and equipment whenever events or changes in circumstances, such as a reduction in operating cash flow or a dramatic change in the manner that the asset is intended to be used indicate that the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the undiscounted cash flows related to the asset to the carrying value of the asset. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflects the risk inherent in future cash flows. If the carrying value is greater than the undiscounted cash flow amount, an impairment charge is recorded in depreciation expense in the statement of operations for amounts necessary to reduce the carrying value of the asset to fair value.

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

The Company performed its 2004 annual impairment test for its FCC licenses and permits using a direct valuation technique as prescribed by the Emerging Issues Task Force (“EITF”) Topic D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill (“D-108”), which the Company adopted in the fourth quarter of 2004. Certain assumptions are used under the Company’s direct valuation technique, including market penetration leading to revenue potential, profit margin, duration and profile of the build-up period, estimated start-up cost and losses incurred during the build-up period, the risk adjusted discount rate and terminal values. The Company utilizes outside valuation expertise to make these assumptions and perform the fair value calculation. Impairment charges, other than the charge taken under the transitional rules of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”) and D-108, are recorded in amortization expense in the statement of operations.

At least annually, the Company performs its impairment test for each reporting unit’s goodwill using a discounted cash flow model to determine if the carrying value of the reporting unit, including goodwill, is less than the fair value of the reporting unit. Certain assumptions are used in determining the fair value, including assumptions about cash flow rates, discount rates, and terminal values. If the fair value of the Company’s reporting unit is less than the carrying value of the reporting unit, the Company reduces the carrying amount of goodwill. Impairment charges, other than the charge taken under the transitional rules of Statement 142, Goodwill and Other Intangible Assets, are recorded in amortization expense on the statement of operations.

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

Financial Instruments

Due to their short maturity, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities, and short-term borrowings approximated their fair values at December 31, 2004 and 2003.

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

Barter transactions represent the exchange of airtime, display space or tickets for merchandise or services. These transactions are generally recorded at the fair market value of the airtime, display space or tickets relinquished or the fair value of the merchandise or services received. Revenue is recognized on barter and trade transactions when the advertisements are broadcasted or displayed, or the event occurs for which the tickets are exchanged. Expenses are recorded ratably over a period that estimates when the merchandise, service received is utilized or the event occurs. Barter and trade revenues for the years ended December 31, 2004, 2003 and 2002, were approximately $169.9 million, $170.3 million and $144.4 million, respectively, and are included in total revenues. Barter and trade expenses for the years ended December 31, 2004, 2003 and 2002, were approximately $177.0 million, $167.8 million and $145.9 million, respectively, and are included in divisional operating expenses.

The Company believes that the credit risk, with respect to trade receivables is limited due to the large number and the geographic diversification of its customers.

Derivative Instruments and Hedging Activities

Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, (“Statement 133”), requires the Company to recognize all of its derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting. The Company accounts for its derivative instruments that are not designated as hedges at fair value, with changes in fair value recorded in earnings. The Company does not enter into derivative instruments for speculation or trading purposes. See Note G for a discussion of the Company’s specific derivative instruments and hedging activities.

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

Advertising Expense

The Company records advertising expense as it is incurred. Advertising expenses of $353.2 million, $294.0 million and $256.4 million were recorded during the year ended December 31, 2004, 2003 and 2002, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, judgments, and assumptions that affect the amounts reported in the financial statements and accompanying notes including, but not limited to, legal, tax and insurance accruals. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

New Accounting Pronouncements

The SEC staff issued Staff Announcement No. D-108 at the September 2004 meeting of the Emerging Issues Task Force (“EITF”). D-108 states that the residual method should no longer be used to value intangible assets other than goodwill. Rather, a direct method should be used to determine the fair value of all intangible assets required to be recognized under Statement of Financial Accounting Standards No. 141, Business Combinations. Registrants who have applied the residual method to the valuation of intangible assets for purposes of impairment testing under Statement 142 shall perform an impairment test using a direct value method on all intangible assets that were previously valued using the residual method by no later than the beginning of their first fiscal year beginning after December 15, 2004. The Company adopted D-108 for its fiscal year ended December 31, 2004. As a result of adoption, the Company recorded a non-cash charge of $4.9 billion, net of deferred taxes of $3.0 billion, as a cumulative effect of a change in accounting principle during the fourth quarter of 2004. See Note B for more disclosure.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“Statement 153”). Statement 153 eliminates the APB 29 exception for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance. Statement 153 is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of Statement 153 should be applied prospectively. The Company expects to adopt Statement 153 for its fiscal year beginning January 1, 2006 and management does not believe that adoption will materially impact the Company’s financial position or results of operations.

In December 2004, the FASB issued Staff Position 109-2, Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”). FSP 109-2 allows an enterprise additional time beyond the financial reporting period in which the Act was enacted to evaluate the effects of the Act on its plans for repatriation of unremitted earnings for purposes of applying Financial Accounting Standard No. 109, Accounting for Income Taxes, (“Statement 109). FSP 109-2 clarifies that an enterprise is required to apply the provisions of Statement 109 in the period, or periods, it decides on its plan(s) for reinvestment or repatriation of its unremitted foreign earnings. FSP 109-2 requires disclosure if an enterprise is unable to reasonably estimate, at the time of issuance of its financial statements, the related range of income tax effects for the potential range of foreign earnings that it may repatriate and requires an enterprise to recognize income tax expense (benefit) if an enterprise decides to repatriate a portion of unremitted earnings under the repatriation provision while it is continuing to evaluate the effects of the repatriation provision for the remaining portion of the unremitted foreign earnings. FSP 109-2 is effective upon issuance. The Company currently has the ability and intent to reinvest any undistributed earnings of its foreign subsidiaries. Any impact from this legislation has not been reflected in the amounts shown since the Company is reinvested for the foreseeable future.

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“Statement 123(R)”) which is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) is effective for financial statements for the first interim or annual period beginning after June 15, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. The Company expects to adopt Statement 123(R) in the third quarter of 2005.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s result of operations, although it will have no impact on its overall financial position. The Company is unable to quantify the impact of adoption of Statement 123 (R) at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123 (R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share below. Statement 123 (R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow. This requirement will increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

Stock Based Compensation

The Company accounts for its stock-based award plans in accordance with APB 25, and related interpretations, under which compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price. Note K provides the assumptions used to calculate the pro forma net income (loss) and pro forma earnings (loss) per share disclosures as if the stock-based awards had been accounted for using the provisions of Statement 123, Accounting for Stock-Based Compensation. The required pro forma disclosures are as follows:

(In thousands, except per share data)	2004	2003	2002
Income before cumulative effect of a change in accounting principle:
Reported	$845,799	$1,145,591	$724,823
Pro forma stock compensation expense, net of tax	(76,586)	(43,788)	(52,611)

Pro Forma	$769,213	$1,101,803	$672,212

Income before cumulative effect of a change in accounting principle per common share:
Basic:
Reported	$1.42	$1.86	$1.20

Pro Forma	$1.29	$1.79	$1.11

Diluted:
Reported	$1.41	$1.85	$1.18

Pro Forma	$1.29	$1.78	$1.10

NOTE B - INTANGIBLE ASSETS AND GOODWILL

Definite-lived Intangibles
The Company has definite-lived intangible assets which consist primarily of transit and street furniture contracts and other contractual rights in the outdoor segment, talent and program right contracts in the radio segment, and in the Company’s other segment, representation contracts for non-affiliated television stations, all of which are amortized over the respective lives of the agreements. Other definite-lived intangible assets are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at December 31, 2004 and 2003:

	2004		2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Transit, street furniture, and other outdoor contractual rights	$688,373	$364,939	$655,775	$289,821
Talent contracts	202,161	155,647	202,161	132,421
Representation contracts	268,283	94,078	238,951	62,678
Other	197,462	111,952	213,506	108,292

Total	$1,356,279	$726,616	$1,310,393	$593,212

Total amortization expense from definite-lived intangible assets for the years ended December 31, 2004, 2003 and 2002 was $136.6 million, $138.2 million and $137.1 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets that exist at December 31, 2004:

(In thousands)
2005	$144,050
2006	123,516
2007	82,050
2008	40,999
2009	35,452

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

The Company does not amortize its FCC broadcast licenses or billboard permits. The Company tests these indefinite-lived intangible assets for impairment at least annually. The following table presents the carrying amount for each major class of indefinite-lived intangible assets at December 31, 2004 and 2003:

(In thousands)	2004	2003
FCC Licenses	$4,323,297	$11,797,742
Billboard Permits	211,690	424,460

Total	$4,534,987	$12,222,202

The SEC staff issued D-108 at the September 2004 meeting of the Emerging Issues Task Force. D-108 states that the residual method should no longer be used to value intangible assets other than goodwill. Rather, D-108 requires that a direct method be used to value intangible assets other than goodwill. Prior to adoption of D-108, the Company recorded its acquisition at fair value using an industry accepted income approach. The value calculated using the income approach was allocated to the indefinite-lived intangibles after deducting the value of tangible and intangible assets, as well as estimated costs of establishing a business at the market level. The Company used a similar approach in its annual impairment test prior to its adoption of D-108.

D-108 requires that an impairment test be performed upon adoption using a direct method for valuing intangible assets other than goodwill. Under the direct method, it is assumed that rather than acquiring indefinite-lived intangible assets as a part of a going concern business, the buyer hypothetically obtains indefinite-lived intangible assets and builds a new operation with similar attributes from scratch. Thus, the buyer incurs start-up costs during the build-up phase which are normally associated with going concern value. Initial capital costs are deducted from the discounted cash flows, (“DCF”) model which results in value that is directly attributable to the indefinite-lived intangible assets.

Under the direct method, the Company continues to aggregate its indefinite-lived intangible assets at the market level for purposes of impairment testing as prescribed by EITF 02-07. The Company’s key assumptions using the direct method are market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up capital costs and losses incurred during the build-up period, the risk-adjusted discount rate and terminal values. This data is populated using industry normalized information representing an average station within a market.

The Company’s adoption of the direct method resulted in an aggregate fair value of its indefinite-lived intangible assets that were less than the carrying value determined under its prior method. As a result of the adoption of D-108, the Company recorded a non-cash charge of $4.9 billion, net of deferred taxes of $3.0 billion as a cumulative effect of a change in accounting principle during the fourth quarter of 2004. The non-cash charge of $4.9 billion, net of tax is comprised of a non-cash charge of $4.7 billion and $.2 billion within our broadcasting FCC licenses and our outdoor permits, respectively.

On January 1, 2002, the Company adopted Statement 142, which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. Statement 142 established new accounting for goodwill and other intangible assets recorded in business combinations. As a result of the adoption of Statement 142, the Company recognized impairment on its FCC licenses of approximately $6.0 billion, net of deferred tax of $3.7 billion, which was recorded as a component of the cumulative effect of a change in accounting principle during the first quarter of 2002. The Company performed subsequent impairment tests at October 1, 2004 and 2003, which resulted in no further impairment charge.

Goodwill

The Company tests goodwill for impairment using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the years ended December 31, 2004 and 2003:

(In thousands)	Radio	Outdoor	Entertainment	Other	Total
Balance as of December 31, 2002	$6,416,146	$640,966	$155,377	$28,742	$7,241,231
Acquisitions	3,582	15,982	2,773	—	22,337
Dispositions	—	(894)	—	—	(894)
Foreign currency	—	48,392	1,422	—	49,814
Adjustments	(537)	6,369	(11,982)	—	(6,150)

Balance as of December 31, 2003	6,419,191	710,815	147,590	28,742	7,306,338
Acquisitions	8,201	56,785	16,214	458	81,658
Foreign currency	—	29,401	(2,943)	—	26,458
Adjustments	(58,210)	(9,307)	(126,432)	(61)	(194,010)

Balance as of December 31, 2004	$6,369,182	$787,694	$34,429	$29,139	$7,220,444

During 2004, the Company made adjustments to goodwill for $194.0 million primarily related to tax contingencies that were recorded at the time of acquisition that were resolved favorably in 2004.

Upon adopting Statement 142, the Company completed the two-step impairment test during the first quarter of 2002. As a result of this test, the Company recognized impairment of approximately $10.8 billion, net of deferred taxes of $659.1 million related to tax deductible goodwill, as a component of the cumulative effect of a change in accounting principle during the first quarter of 2002.

NOTE C - BUSINESS ACQUISITIONS

2004 Acquisitions:

Medallion Merger

On September 3, 2004, the Company closed its merger with Medallion Taxi Media, Inc., (“Medallion”). Pursuant to the terms of the agreement, the Company exchanged approximately .9 million shares of its common stock for 100% of the outstanding stock of Medallion, valuing this merger at approximately $33.6 million. Medallion’s operations include advertising displays placed on the top of taxi cabs. The Company began consolidating the results of operations on September 3, 2004.

In addition to the above, during 2004 the Company acquired radio stations for $59.4 million in cash and $38.9 million in restricted cash. The Company also acquired outdoor display faces for $60.9 million in cash and acquired equity interest in international outdoor companies for $2.5 million in cash. The Company’s live entertainment segment made cash payments of $16.2 million during the year ended December 31, 2004, primarily related to various earn-outs and deferred purchase price consideration on prior year acquisitions. Also, the Company acquired two television stations for $10.0 million in cash and $8.7 million in restricted cash and our national representation business acquired new contracts for a total of $32.4 million in cash during the year ended December 31, 2004. Finally, the Company exchanged outdoor advertising assets, valued at $23.7 million for other outdoor advertising assets valued at $32.3 million. As a result of this exchange, the Company recorded a gain of $8.6 million in “Other income (expense) – net”.

2003 Acquisitions:

During 2003 the Company acquired radio stations for $45.9 million in cash. The Company also acquired domestic outdoor display faces for $28.3 million in cash. The Company’s outdoor segment also acquired investments in nonconsolidated affiliates for $10.7 million in cash and acquired an additional 10% interest in a subsidiary for $5.1 million in cash. The Company’s live entertainment segment made cash payments of $2.8 million during the year ended December 31, 2003, primarily related to various earn-outs and deferred purchase price consideration on prior year acquisitions. Also, the Company’s national representation business acquired new contracts for a total of $42.6 million, of which $12.6 million was paid in cash during the year ended December 31, 2003 and $30.0 million was recorded as a liability at December 31, 2003.

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

The results of operations for the year ended December 31, 2002 include the operations of Ackerley from June 14, 2002. Unaudited pro forma consolidated results of operations, assuming the Ackerley acquisition had occurred on January 1, 2002 would have been as follows:

(In thousands, except per share data)
Revenue	$8,501,064
Income (loss) before cumulative effect of a change in accounting principle	$720,324
Net income (loss)	$(16,058,202)

Income (loss) before cumulative effect of a change in accounting principle per common share - Basic	$1.18
Net income (loss) per common share – Basic	$(26.23)

Income (loss) before cumulative effect of a change in accounting principle per common share - Diluted	$1.16
Net income (loss) per common share – Diluted	$(25.35)

The pro forma information above is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had the merger occurred at the beginning of 2002, nor is it indicative of future results of operations.

Other

In addition to the acquisition discussed above, during 2002 the Company acquired radio stations, outdoor display faces and certain music, racing events promotional and exhibition related assets. The aggregate cash and restricted cash paid for these acquisitions was approximately $241.2 million.

Acquisition Summary

The following is a summary of the assets and liabilities acquired and the consideration given for all acquisitions made during 2004 and 2003:

(In thousands)	2004	2003
Property, plant and equipment	$24,062	$14,607
Accounts receivable	—	210
Indefinite-lived intangible assets	144,671	60,444
Goodwill	74,864	12,154
Investments	2,512	11,993
Other assets	21,455	12,492

	267,564	111,900
Other liabilities	(4,742)	(6,568)
Deferred tax	(2,355)	49
Common stock issued	(31,498)	—

	(38,595)	(6,519)

Total cash consideration	228,969	105,381
Less: Restricted cash used	47,564	—

Cash paid for acquisitions	$181,405	$105,381

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

Restructuring

As a result of the Company’s merger with The Ackerley Group, Inc. (“Ackerley”) in June 2002, the Company recorded a $40.0 million accrual related to the restructuring of Ackerley’s operations. Of the $40.0 million, $19.0 million is related to severance and $21.0 million is related to lease terminations. The Ackerley corporate office closed in July 2002. At December 31, 2004, the accrual balance for the Ackerley restructuring was $7.5 million. Also, in connection with the Company’s mergers in 2000 with SFX Entertainment, Inc. (“SFX”) and AMFM Inc. (“AMFM”), the Company restructured the SFX and AMFM operations. The AMFM corporate offices in Dallas and Austin, Texas were closed on March 31, 2001 and a portion of the SFX corporate office in New York was closed on June 30, 2001. Other operations of AMFM have either been discontinued or integrated into existing similar operations. As of December 31, 2004, the accrual balance for the AMFM and SFX restructuring was $3.5 million. All restructuring has resulted in the actual termination of approximately 800 employees. The Company recorded a liability in purchase accounting for Ackerley, SFX and AMFM, primarily related to severance for terminated employees and lease terminations as follows:

(In thousands)	2004	2003	2002
Severance and lease termination costs:
Accrual at January 1	$57,140	$73,573	$53,182
Estimated costs charged to restructuring accrual in purchase accounting	—	—	40,043
Adjustments to restructuring accrual	(43,623)	—	(4,162)
Payments charged against restructuring accrual	(2,502)	(16,433)	(15,490)

Remaining severance and lease termination accrual at December 31	$11,015	$57,140	$73,573

The remaining severance and lease accrual is comprised of $2.4 million of severance and $8.6 million of lease termination. The severance accrual includes amounts that will be paid over the next several years related to deferred payments to former employees as well as other compensation. The lease termination accrual will be paid over the next five years. During 2004, $.6 million was paid and charged to the restructuring reserve related to severance. The Company made adjustments to finalize the purchase price allocation for both the AMFM and SFX mergers during 2001 and the purchase price allocation related to the Ackerley merger was finalized in 2003. All adjustments have been made. During 2004, the Company reduced its restructuring reserve by approximately $43.6 million as amounts previously recorded were no longer expected to be paid. This reversal was recorded as an adjustment to the purchase price. Any future potential excess reserves will be recorded as an adjustment to the purchase price.

In addition to the restructuring described above, the Company restructured its outdoor advertising operations in Spain during the fourth quarter of 2004. As a result, the Company has recorded a $4.1 million accrual in divisional operating expenses. Of the $4.1 million, $2.2 million was related to severance and $1.9 million was related to consulting and other costs. As of December 31, 2004, this accrual balance remained $4.1 million. It is expected that this accrual will be paid over the next year. It has been announced that this restructuring will result in the termination of 44 employees.

During 2003, the Company restructured its outdoor advertising operations in France resulting in a $13.8 million restructuring accrual being recorded in divisional operating expenses. Of the $13.8 million, $12.5 million was related to severance and $1.3 million was related to lease terminations and consulting costs. As of December 31, 2004, this accrual balance was $.8 million. It is expected that this accrual will be paid during 2005. This restructuring resulted in the termination of 134 employees.

NOTE D – INVESTMENTS

The Company’s most significant investments in nonconsolidated affiliates are listed below:

Australian Radio Network

The Company owns a fifty-percent (50%) interest in Australian Radio Network (“ARN”), an Australian company that owns and operates radio stations in Australia and New Zealand.

Grupo ACIR Comunicaciones

The Company owns a forty-percent (40%) interest in Grupo ACIR Comunicaciones (“ACIR”), a Mexican radio broadcasting company. ACIR owns and operates radio stations throughout Mexico.

Clear Media

The Company owns 48.1% of the total number of shares of Hainan White Horse Advertising Media Investment Co. Ltd. (“Clear Media”), formerly known as White Horse, a Chinese company that operates street furniture displays throughout China. At December 31, 2004, the fair market value of the Company’s shares of Clear Media was $231.3 million.

Summarized Financial Information

The following table summarizes the Company’s investments in these nonconsolidated affiliates:

			Clear	All
(In thousands)	ARN	ACIR	Media	Others	Total
At December 31, 2003	$123,197	$54,256	$77,257	$98,422	$353,132
Acquisition (disposition) of investments	—	—	—	1,678	1,678
Transfers (to) from cost investments and other reclasses	—	—	—	494	494
Additional investment, net	(13,687)	—	—	10,777	(2,910)
Equity in net earnings (loss)	19,697	2,664	(3,990)	6,820	25,191
Foreign currency transaction adjustment	(197)	—	—	—	(197)
Foreign currency translation adjustment	7,025	144	(33)	10,847	17,983

At December 31, 2004	$136,035	$57,064	$73,234	$129,038	$395,371

The above investments are not consolidated, but are accounted for under the equity method of accounting, whereby the Company records its investments in these entities in the balance sheet as “Investments in, and advances to, nonconsolidated affiliates.” The Company’s interests in their operations are recorded in the statement of operations as “Equity in earnings of nonconsolidated affiliates”. Other income derived from transactions with nonconsolidated affiliates consists of interest income of $3.4 million in 2004, $6.0 million in 2003 and $5.1 million in 2002, and are recorded in the statement of operations as “Equity in earnings of nonconsolidated affiliates.” Accumulated undistributed earnings included in retained deficit for these investments were $108.7 million, $83.5 million and $67.5 million for December 31, 2004, 2003 and 2002, respectively.

The Company conducts business with certain of its equity method investees in the ordinary course of business. Transactions relate to venue rentals, management fees, sponsorship revenue, and reimbursement of certain costs. Payments of $3.3 million and $3.9 million were made in 2004 and 2003, respectively, and payments of $4.6 million and $6.6 million were received in 2004 and 2003, respectively, from these equity investees for services rendered for these business ventures. It is the Company’s opinion, that these transactions were recorded at fair value.

Other Investments

Other investments of $387.6 million and $926.4 million at December 31, 2004 and 2003, respectively, include marketable equity securities classified as follows:

(In thousands)	Fair	Unrealized
Investments	Value	Gains	(Losses)	Net	Cost
2004
Available-for sale	$330,117	$294,383	$—	$294,383	$35,734
Trading	36,994	29,736	—	29,736	7,258
Other cost investments	20,478	—	—	—	20,478

Total	$387,589	$324,119	$—	$324,119	$63,470

(In thousands)	Fair	Unrealized
Investments	Value	Gains	(Losses)	Net	Cost
2003
Available-for sale	$861,047	$269,722	$—	$269,722	$591,325
Trading	33,677	14,496	—	14,496	19,181
Other cost investments	31,644	—	—	—	31,644

Total	$926,368	$284,218	$—	$284,218	$642,150

Accumulated net unrealized gain (loss) on available-for-sale securities, net of tax, of $185.1 million and $169.8 million were recorded in shareholders’ equity in “Accumulated other comprehensive income (loss)” at December 31, 2004 and 2003, respectively. The net unrealized gain (loss) on trading securities of $15.2 million and $13.8 million for the year ended December 31, 2004 and 2003, respectively, is recorded on the statement of operations in “Gain (loss) on marketable securities”. Other cost investments include various investments in companies for which there is no readily determinable market value.

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

NOTE E - ASSET RETIREMENT OBLIGATION

The Company has an asset retirement obligation of $49.2 million as of December 31, 2004. The liability relates to the Company’s obligation to dismantle and remove its outdoor advertising displays from leased land and to reclaim the site to its original condition upon the termination or non-renewal of a lease. The liability is capitalized as part of the related long-lived assets’ carrying value. Due to the high rate of lease renewals over a long period of time, the calculation assumes that all related assets will be removed at some period over the next 50 years. An estimate of third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site. The interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk adjusted credit rate for the same period. During 2004, the Company increased its liability due to a change in estimate associated with the remediation costs used in the calculation. This change was recorded as an addition to the liability and related assets’ carrying value.

The following table presents the activity related to the Company’s asset retirement obligation:

(In thousands)
Balance at December 31, 2003	$24,000
Adjustment due to change in estimate of related costs	26,850
Accretion of liability	1,800
Liabilities settled	(3,434)

Balance at December 31, 2004	$49,216

NOTE F - LONG-TERM DEBT

Long-term debt at December 31, 2004 and 2003 consisted of the following:

	December 31,
(In thousands)	2004	2003
Bank credit facilities	$350,486	$710,612
Senior Notes:
6.5% Notes (denominated in Euro) Due 2005	264,755	818,805
6.0% Senior Notes Due 2006	750,000	750,000
3.125% Senior Notes Due 2007	250,000	250,000
4.625% Senior Notes Due 2008	500,000	500,000
6.625% Senior Notes Due 2008	125,000	125,000
4.25% Senior Notes Due 2009	500,000	500,000
7.65% Senior Notes Due 2010	750,000	750,000
4.5% Senior Notes Due 2010	250,000	—
4.4% Senior Notes Due 2011	250,000	250,000
5.0% Senior Notes Due 2012	300,000	300,000
5.75% Senior Notes Due 2013	500,000	500,000
5.5% Senior Notes Due 2014	750,000	—
4.9% Senior Notes Due 2015	250,000	250,000
5.5% Senior Notes Due 2016	250,000	—
6.875% Senior Debentures Due 2018	175,000	175,000
7.25% Debentures Due 2027	300,000	300,000
Original issue (discount) premium	(10,255)	(4,479)
Fair value adjustments related to interest rate swaps	6,524	7,021
Various subsidiary level notes	688,848	688,097
Other long-term debt	179,477	194,956

	7,379,835	7,065,012
Less: current portion	417,275	143,664

Total long-term debt	$6,962,560	$6,921,348

Bank Credit Facility

On July 13, 2004, the Company entered into a five-year, multi-currency revolving credit facility in the amount of $1.75 billion. The interest rate is based upon a prime, LIBOR, or Federal Funds rate selected at the Company’s discretion, plus a margin. The Company’s prior $1.5 billion five-year multi-currency revolving credit facility was repaid in its entirety and terminated at the same time it entered into this new facility. On July 30, 2004, the Company paid in full its $150.0 million five-year revolving credit facility with a group of international banks. The $150.0 million five-year revolving credit facility was then terminated on August 6, 2004. Subsidiary borrowers under this facility became designated subsidiary borrowers under a $150.0 million sublimit that is part of the $1.75 billion credit facility. On December 16, 2004, the Company paid the outstanding balance in its entirety and terminated its reducing revolving credit facility, which was originally in the amount of $2.0 billion.

At December 31, 2004, the outstanding balance on the $1.75 billion credit facility was $350.5 million and, taking into account letters of credit of $162.6 million, $1.2 billion was available for future borrowings, with the entire balance to be repaid on July 12, 2009. At December 31, 2004, interest rates on this bank credit facility were 2.86% on borrowings denominated in US dollars and varied from 1.9% to 5.76% on borrowings in other currencies.

Senior Notes

On February 25, 2004, the Company redeemed €454.4 million of its 6.5% senior notes due July 7, 2005, for €477.7 million plus accrued interest. As a result of this redemption the Company recorded a pre-tax loss of $31.6 million on the early extinguishment of debt. After this redemption, €195.6 million of the 6.5% senior notes remain outstanding.

On September 15, 2004, the Company completed a debt offering of $750.0 million 5.5% notes due September 15, 2014. Interest is payable on March 15 and September 15. The aggregate net proceeds of approximately $743.1 million were used to repay borrowings outstanding under the Company’s bank credit facilities and for general corporate purposes.

On November 17, 2004, the Company completed a debt offering of $250.0 million 4.5% notes due January 15, 2010. Interest is payable on January 15 and July 15. The aggregate net proceeds of approximately $248.4 million were used to repay borrowings outstanding under the Company’s bank credit facilities.

On December 13, 2004, the Company completed a debt offering of $250.0 million 5.5% notes due December 15, 2016. Interest is payable on June 15 and December 15. The aggregate net proceeds of approximately $247.1 million were used to repay borrowings outstanding under the Company’s bank credit facilities.

All fees and initial offering discounts are being amortized as interest expense over the life of the respective notes. The aggregate face value and market value of the senior notes was approximately $6.8 billion and $7.1 billion, respectively, at December 31, 2004. The aggregate face value and market value of the senior notes was approximately $6.1 billion and $6.6 billion, respectively, at December 31, 2003.

Interest Rate Swaps: The Company entered into interest rate swap agreements on the 3.125% senior notes due 2007, the 4.25% senior notes due 2009, the 4.4% senior notes due 2011 and the 5.0% senior notes due 2012 whereby the Company pays interest at a floating rate and receives the fixed rate coupon. The Company terminated an interest rate swap agreement on the 7.875% notes due 2005 during 2003 and received $83.8 million in proceeds. The fair value of our swaps was $6.5 million and $7.0 million at December 31, 2004 and 2003, respectively.

Various Subsidiary Level Notes

The aggregate face value and market value of the various subsidiary level notes was approximately $688.8 million and $688.1 million at December 31, 2004 and 2003, respectively.

The aggregate remaining balance of AMFM Operating Inc.’s long-term bonds, of which are all 8% senior notes due 2008, was $685.1 million at December 31, 2004, which includes a purchase accounting premium of $13.8 million.

Debt Covenants

The Company’s significant covenants on its $1.75 billion five-year, multi-currency revolving credit facility relate to leverage and interest coverage contained and defined in the credit facility. The leverage ratio covenant requires the Company to maintain a ratio of consolidated funded indebtedness to operating cash flow (as defined by the credit facility) of less than 5.25x. The interest coverage covenant requires the Company to maintain a minimum ratio of operating cash flow (as defined by the credit facility) to interest expense of 2.50x. In the event that the Company does not meet these covenants, it is considered to be in default on the credit facility at which time the credit facility may become immediately due. At December 31 2004, the Company’s leverage and interest coverage ratios were 3.1x and 6.4x, respectively. This credit facility contains a cross default provision that would be triggered if the

Company were to default on any other indebtedness greater than $200.0 million.

The Company’s other indebtedness does not contain such provisions that would make it a default if it were to default on one of its credit facilities.

The fees paid on the Company’s $1.75 billion, five-year multi-currency revolving credit facility depend on the Company’s long-term debt ratings. Based on current ratings level of BBB-/Baa3, the Company’s fees are 17.5 basis points on the total $1.75 billion facility and a 45.0 basis point spread to LIBOR on borrowings. In the event the Company’s ratings improve, the fee on borrowings and facility fee decline gradually to 9.0 basis points and 20.0 basis points, respectively, at ratings of A/A3 or better. In the event that the Company’s ratings decline, the fee on borrowings and facility fee increase gradually to 30.0 basis points and 120.0 basis points, respectively, at ratings of BB/Ba2 or lower. The Company believes there are no other agreements that contain provisions that trigger an event of default upon a change in long-term debt ratings that would have a material impact to its financial statements.

Additionally, the AMFM long-term bonds contain certain restrictive covenants that limit the ability of AMFM Operating Inc., a wholly-owned subsidiary of Clear Channel, to incur additional indebtedness, enter into certain transactions with affiliates, pay dividends, consolidate, or affect certain asset sales.

At December 31, 2004, the Company was in compliance with all debt covenants.

Future maturities of long-term debt at December 31, 2004 are as follows:

(In thousands)
2005	$417,275
2006	754,902
2007	251,866
2008	1,314,220
2009	851,568
Thereafter	3,790,004

Total	$7,379,835

NOTE G - FINANCIAL INSTRUMENTS

The Company has entered into financial instruments, such as interest rate swaps, secured forward exchange contracts and foreign currency rate management agreements, with various financial institutions. The Company continually monitors its positions with, and credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company considers this risk to be low.

Interest Rate Swaps

The Company has $1.3 billion of interest rate swaps that are designated as fair value hedges that hedge the underlying fixed-rate debt obligations. The terms of the underlying debt and the interest rate swap agreements coincide; therefore the hedge qualifies for the short-cut method defined in Statement 133. Accordingly, no net gains or losses were recorded on the statement of operations related to the Company’s underlying debt and interest rate swap agreements. On December 31, 2004 and 2003, the fair value of the interest rate swap agreements was recorded on the balance sheet as “Other assets” with the offset recorded in “Long-term debt” of approximately $6.5 million and $7.0 million, respectively. Accordingly, an adjustment was made to the asset and carrying value of the underlying debt on December 31, 2004 and 2003 to reflect the increase in fair value.

Secured Forward Exchange Contracts

On June 5, 2003, Clear Channel Investments, Inc. (“CCI, Inc.”), a wholly owned subsidiary of the Company, entered into a five-year secured forward exchange contract (the “contract”) with respect to 8.3 million shares of its investment in XM Satellite Radio Holdings, Inc. (“XMSR”). Under the terms of the contract, the counterparty paid

$83.5 million at inception of the contract, which the Company classified in “Other long-term obligations”. The contract has a maturity value of $98.8 million, with an effective interest rate of 3.4%, which the Company will accrete over the life of the contract using the effective interest method. CCI, Inc. continues to hold the 8.3 million shares and retains ownership of the XMSR shares during the term of the contract.

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

The collar meets the requirements of Statement 133 Implementation Issue G20, Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge. Under this guidance, complete hedging effectiveness is assumed and the entire change in fair value of the collar is recorded in other comprehensive income (loss). Annual assessments are required to ensure that the critical terms of the contract have not changed. As of December 31, 2004 and 2003, the fair value of the collar was a liability recorded in “Other long-term obligations” of $208.1 million and $101.7 million, respectively, and the amount recorded in other comprehensive income (loss), net of tax, related to the change in fair value of the collar for the year ended December 31, 2004 and 2003 was $65.8 million and $63.5 million, respectively.

In 2001, CCI, Inc. entered into two ten-year secured forward exchange contracts that monetized 2.9 million shares of its investment in American Tower Corporation (“AMT”). The AMT contracts had a value of $29.9 million and $47.3 million at December 31, 2004 and December 31, 2003, respectively, recorded in “Other assets”. These contracts are not designated as a hedge of the Company’s cash flow exposure of the forecasted sale of the AMT shares. During the years ended December 31, 2004, 2003 and 2002, the Company recognized losses of $17.4 million and $17.1 million and a gain of $29.5 million, respectively, in “Gain (loss) on marketable securities” related to the change in the fair value of these contracts. To offset the change in the fair value of these contracts, the Company has recorded AMT shares as trading securities. During the years ended December 31, 2004, 2003 and 2002, the Company recognized income of $15.2 million, $13.8 million and a loss of $11.9 million, respectively, in “Gain (loss) on marketable securities” related to the change in the fair value of the shares.

Foreign Currency Rate Management

As a result of the Company’s foreign operations, the Company is exposed to foreign currency exchange risks related to its investment in net assets in foreign countries. To manage this risk, on February 25, 2004, the Company entered into a United States dollar — Euro cross currency swap with a Euro notional amount of €497.0 million and a corresponding U.S. dollar notional amount of $629.0 million. This cross currency swap had a value of $75.8 million at December 31, 2004, which was recorded in “Other long-term obligations”. The cross currency swap requires the Company to make fixed cash payments on the Euro notional amount while it receives fixed cash payments on the equivalent U.S. dollar notional amount, all on a semiannual basis. The Company has designated the cross currency swap as a hedge of its net investment in Euro denominated assets. The Company selected the forward method under the guidance of the Derivatives Implementation Group Statement 133 Implementation Issue H8, Foreign Currency Hedges: Measuring the Amount of Ineffectiveness in a Net Investment Hedge. The forward method requires all changes in the fair value of the cross currency swap and the semiannual cash payments to be reported as a cumulative translation adjustment in other comprehensive income (loss) in the same manner as the underlying hedged net assets. As of December 31, 2004, a $47.5 million loss, net of tax, was recorded as a cumulative translation adjustment to other comprehensive income (loss) related to the cross currency swap.

Prior to the Company entering into a United States dollar — Euro cross currency swap, the Company held foreign denominated debt to hedge a portion of the effect of movements in currency exchange rate on its net assets in foreign countries. On February 25, 2004, the Company redeemed the majority of its foreign denominated debt. The remaining amount of foreign denominated debt is designated as a hedge and denominated in the same currency as the foreign denominated net investment, the hedge, which is on an after-tax basis, will offset a portion of the translation changes in the corresponding net investment. Since an assessment of this hedge revealed no ineffectiveness, all of the translation gains and losses associated with this debt are reflected as a translation adjustment within accumulated other comprehensive income (loss) within shareholders’ equity. As of December 31, 2004 and 2003, the cumulative translation gain, net of tax of $138.8 million and $88.1 million, respectively, have been reported as a part of “Accumulated other comprehensive income (loss)” within shareholders’ equity

NOTE H - COMMITMENTS AND CONTINGENCIES

The Company leases office space, certain broadcasting facilities, equipment and the majority of the land occupied by its outdoor advertising structures under long-term operating leases. Some of the lease agreements contain renewal options and annual rental escalation clauses (generally tied to the consumer price index), as well as provisions for the payment of utilities and maintenance by the Company.

The Company has minimum franchise payments associated with non-cancelable contracts that enable it to display advertising on such media as buses, taxis, trains, bus shelters and terminals, as well as other type contacts. The majority of these contracts contain rent provisions that are calculated as the greater of a percentage of the relevant advertising revenue or a specified guaranteed minimum annual payment. Also, the Company has non-cancelable contracts in its live entertainment operations related to minimum performance payments with various artists as well as various other contracts in its radio broadcasting operations related to program rights and music license fees. In addition, the Company has commitments relating to required purchases of property, plant, and equipment under certain street furniture contracts, as well as construction commitments for facilities and venues.

As of December 31, 2004, the Company’s future minimum rental commitments under non-cancelable operating lease agreements with terms in excess of one year, minimum payments under non-cancelable contracts in excess of one year, and capital expenditure commitments consist of the following:

	Non-Cancelable	Non-Cancelable	Capital
(In thousands)	Operating Leases	Contracts	Expenditures
2005	$322,784	$806,734	$133,288
2006	292,791	545,212	61,186
2007	258,112	348,867	18,879
2008	226,269	300,615	18,876
2009	194,954	205,184	6,346
Thereafter	1,324,568	557,040	15,742

Total	$2,619,478	$2,763,652	$254,317

Rent expense charged to operations for 2004, 2003 and 2002 was $1.1 billion, $968.5 million and $839.5 million, respectively.

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

Various acquisition agreements include deferred consideration payments including future contingent payments based on the financial performance of the acquired companies, generally over a one to five year period. Contingent payments involving the financial performance of the acquired companies are typically based on the acquired company meeting certain EBITDA targets as defined in the agreement. The contingent payment amounts are generally calculated based on predetermined multiples of the achieved EBITDA not to exceed a predetermined maximum payment. At December 31, 2004, the Company believes its maximum aggregate contingency, which is subject to the financial performance of the acquired companies, is approximately $42.9 million. In addition, certain acquisition agreements include deferred consideration payments based on performance requirements by the seller, generally over a one to five year period. Contingent payments based on performance requirements by the seller typically involve the completion of a development or obtaining appropriate permits that enable the Company to construct additional advertising displays. At December 31, 2004, the Company believes its maximum aggregate contingency, which is subject to performance requirements by the seller, is approximately $36.7 million. As the contingencies have not been met or resolved as of December 31, 2004, these amounts are not recorded. If future payments are made, amounts will be recorded as additional purchase price.

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

NOTE I - GUARANTEES

Within the Company’s $1.75 billion credit facility, there exists a $150.0 million sub-limit available to certain of the Company’s international subsidiaries. This $150.0 million sub-limit allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provides funds to the Company’s international operations for certain working capital needs. Subsidiary borrowings under this sub-limit are guaranteed by the Company. At December 31, 2004, this portion of the $1.75 billion credit facility’s outstanding balance was $23.9 million, which is recorded in “Long-term debt” on the Company’s financial statements.

Within the Company’s bank credit facility agreement is a provision that requires the Company to reimburse lenders for any increased costs that they may incur in an event of a change in law, rule or regulation resulting in their reduced returns from any change in capital requirements. In addition to not being able to estimate the potential amount of any future payment under this provision, the Company is not able to predict if such event will ever occur.

The Company currently has guarantees that provide protection to its international subsidiary’s banking institutions related to overdraft lines and credit card charge-back transactions up to approximately $67.8 million. As of December 31, 2004, no amounts were outstanding under these agreements.

As of December 31, 2004, the Company has outstanding commercial standby letters of credit and surety bonds of $165.2 million and $39.3 million, respectively, that primarily expire in 2005 These letters of credit and surety bonds relate to various operational matters including insurance, bid, and performance bonds as well as other items. These letters of credit reduce the borrowing availability on the Company’s bank credit facilities, and are included in the Company’s calculation of its leverage ratio covenant under the bank credit facilities. The surety bonds are not considered as borrowings under the Company’s bank credit facilities.

NOTE J - INCOME TAXES

Significant components of the provision for income tax expense (benefit) are as follows:

(In thousands)	2004	2003	2002
Current - federal	$266,328	$197,608	$102,785
Current - foreign	48,764	25,542	33,594
Current - state	19,082	23,531	12,764

Total current	334,174	246,681	149,143

Deferred - federal	188,594	519,689	350,237
Deferred - foreign	(20,540)	(31,142)	(36,034)
Deferred - state	16,165	44,545	30,020

Total deferred	184,219	533,092	344,223

Income tax expense (benefit)	$518,393	$779,773	$493,366

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2004 and 2003 are as follows:

(In thousands)	2004	2003
Deferred tax liabilities:
Intangibles and fixed assets	$263,109	$2,944,240
Unrealized gain in marketable securities	27,629	208,854
Foreign	35,697	60,444
Equity in earnings	14,995	41,644
Investments	1,909	1,860
Other	13,292	11,830

Total deferred tax liabilities	356,631	3,268,872

Deferred tax assets:
Accrued expenses	25,538	99,232
Long-term debt	67,361	97,167
Net operating loss carryforwards	5,578	9,522
Bad debt reserves	16,073	17,473
Deferred income	12,184	20,028
Other	34,332	36,785

Total gross deferred tax assets	161,066	280,207
Valuation allowance	—	60,672

Total deferred tax assets	161,066	219,535

Net deferred tax liabilities	$195,565	$3,049,337

The deferred tax liability related to intangibles and fixed assets primarily relates to the difference in book and tax basis of acquired FCC licenses and tax deductible goodwill created from the Company’s various stock acquisitions. As discussed in Note B, in 2004 the Company adopted D-108, which resulted in the Company recording a non-cash charge of approximately $4.9 billion, net of deferred tax of $3.0 billion, related to its FCC licenses and permits. In accordance with Statement No. 142, the Company no longer amortizes FCC licenses and permits. Thus, a deferred tax benefit for the difference between book and tax amortization for the Company’s FCC licenses, permits and tax-deductible goodwill is no longer recognized, as these assets are no longer amortized for book purposes. As a result, this deferred tax liability will not reverse over time unless the Company recognizes future impairment charges related to its FCC licenses, permits and tax deductible goodwill or sells its FCC licenses or permits. As the Company continues to amortize its tax basis in its FCC licenses, permits and tax deductible goodwill, the deferred tax liability will increase over time.

The reduction in the valuation allowance was a result of the resolution of certain tax contingencies during 2004 associated with prior acquisitions. This reduction was recorded as an adjustment to the original purchase price allocation and did not impact income tax expense.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense (benefit) is:

	2004		2003		2002
(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Income tax expense (benefit) at statutory rates	$477,467	35%	$673,877	35%	$426,366	35%
State income taxes, net of federal tax benefit	35,247	3%	68,076	4%	42,784	4%
Foreign taxes	3,747	0%	(3,521)	(0%)	(6,248)	(1%)
Nondeductible items	6,278	0%	8,125	0%	8,527	1%
Other, net	(4,346)	(0)%	33,216	2%	21,937	2%

	$518,393	38%	$779,773	41%	$493,366	41%

During 2004, the Company utilized approximately $5.7 million of net operating loss carryforwards, the majority of which were generated by certain acquired companies prior to their acquisition by the Company. The utilization of the net operating loss carryforwards reduced current taxes payable and current tax expense as of and for the year ended December 31, 2004. As a result of the favorable resolution of certain tax contingencies, current tax expense includes benefits of $34.1 million. The benefits resulted in an effective tax rate of 38% for the twelve months ended December 31, 2004.

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

The remaining federal net operating loss carryforwards of $14.7 million expire in various amounts from 2005 to 2020.

NOTE K – SHAREHOLDERS’ EQUITY

Dividends

The Company’s Board of Directors declared quarterly cash dividends as follows.

(In millions, except per share data)

	Amount
	per
Declaration	Common			Total
Date	Share	Record Date	Payment Date	Payment
2004:
February 19, 2004	$0.10	March 31, 2004	April 15, 2004	$61.7
April 28, 2004	0.10	June 30, 2004	July 15, 2004	60.2
July 21, 2004	0.125	September 30, 2004	October 15, 2004	72.5
October 20, 2004	0.125	December 31, 2004	January 15, 2005	70.8
2003:
July 23, 2003	0.10	September 30, 2003	October 15, 2003	61.6
October 23, 2003	0.10	December 31, 2003	January 15, 2004	61.6

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

The following table presents a summary of the Company’s stock options outstanding at and stock option activity during the years ended December 31, 2004, 2003 and 2002 (“Price” reflects the weighted average exercise price per share):

(In thousands, except per share data)

	2004		2003		2002
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of year	43,094	$44.64	42,943	$44.57	47,147	$43.92
Assumed in acquisitions	—	—	—	—	114	51.61
Granted	4,706	44.27	4,955	36.75	262	34.76
Exercised (1)	(1,470)	16.85	(2,477)	18.96	(2,508)	21.33
Forfeited or expired	(4,405)	52.48	(2,327)	54.26	(2,072)	56.73

Outstanding, end of year	41,925	$44.98	43,094	$44.64	42,943	$44.57

Exercisable, end of year	28,777		27,267		29,614
Weighted average fair value per option granted	$15.09		$17.29		$16.35

(1)	The Company received an income tax benefit of $2.9 million, $20.6 million and $22.5 million relating to the options exercised during 2004, 2003 and 2002, respectively. Such benefits are recorded as adjustments to “Additional paid-in capital” in the statement of shareholders’ equity.

There were 37.0 million shares available for future grants under the various option plans at December 31, 2004. Vesting dates range from January 2005 to October 2009, and expiration dates range from February 2005 to October 2014 at exercise prices and average contractual lives as follows:

		Weighted
		Average	Weighted		Weighted
	Outstanding	Remaining	Average	Exercisable	Average
(In thousands of shares)	as of	Contractual	Exercise	as of	Exercise
Range of Exercise Prices	12/31/04	Life	Price	12/31/04	Price
$ .01 — $ 10.00	680	4.6	$6.13	680	$6.13
10.01 — 20.00	823	1.5	14.09	823	14.09
20.01 — 30.00	4,104	3.2	25.64	3,724	25.49
30.01 — 40.00	6,023	5.7	35.76	1,879	33.82
40.01 — 50.00	19,044	4.2	46.19	15,454	46.23
50.01 — 60.00	7,852	4.5	55.32	4,468	54.22
60.01 — 70.00	2,692	2.8	66.51	1,161	67.80
70.01 — 80.00	410	5.4	76.62	335	76.98
80.01 — 90.00	280	4.4	83.82	240	83.16
90.01 — 112.47	17	2.5	94.54	13	95.41

	41,925	4.3	$44.98	28,777	$43.67

The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for 2004, 2003 and 2002:

	2004	2003	2002
Risk-free interest rate	2.21% – 4.51%	2.91% – 4.03%	2.85% – 5.33%
Dividend yield	.90% – 1.65%	0% – 1.01%	0%
Volatility factors	42% – 50%	43% – 47%	36% – 49%
Weighted average expected life	3 – 7.5	5 – 7.5	3.5 – 7.5

Pro forma net income and earnings per share, assuming that the Company had accounted for its employee stock options using the fair value method and amortized such to expense over the options’ vesting period is as follows:

(In thousands, except per share data)	2004	2003	2002
Income before cumulative effect of a change in accounting principle:
Reported	$845,799	$1,145,591	$724,823
Pro forma stock compensation expense, net of tax	(76,586)	(43,788)	(52,611)

Pro Forma	$769,213	$1,101,803	$672,212

Income before cumulative effect of a change in accounting principle per common share:
Basic:
Reported	$1.42	$1.86	$1.20

Pro Forma	$1.29	$1.79	$1.11

Diluted:
Reported	$1.41	$1.85	$1.18

Pro Forma	$1.29	$1.78	$1.10

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

Restricted Stock Awards

The Company began granting restricted stock awards to its employees in 2003. These common shares hold a legend which restricts their transferability for a term of from three to five years and are forfeited in the event the employee terminates his or her employment or relationship with the Company prior to the lapse of the restriction. The restricted stock awards were granted out of the Company’s stock option plans. All option plans contain anti-dilutive provisions that require the adjustment of the number of shares of the Company common stock represented by each option for any stock splits or dividends. Additionally, recipients of the restricted stock awards are entitled to all cash dividends as of the date the award was granted.

The following table presents a summary of the Company’s restricted stock awards outstanding at December 31, 2004, 2003 and 2002 (“Price” reflects the weighted average share price at the date of grant):

	2004		2003		2002
(In thousands, except per share data)	Awards	Price	Awards	Price	Awards	Price
Outstanding, beginning of year	75	$36.62	—	$—	—	$—
Granted	142	44.36	75	36.62	—	—
Forfeited	(2)	44.36	—	—	—	—

Outstanding, end of year	215	41.66	75	36.62	—	—

Other

As a result of mergers during 2000, the Company assumed 2.7 million employee stock options with vesting dates that vary through April 2005. To the extent that these employees’ options vest post-merger, the Company recognizes expense over the remaining vesting period. During the year ended December 31, 2004, 2003 and 2002, the Company recorded expense of $.9 million, $1.6 million and $4.4 million, respectively, related to the post-merger vesting of employee stock options. The expense associated with stock options is recorded on the statement of operations as a component of “Non-cash compensation expense”.

Common Stock Reserved for Future Issuance

Common stock is reserved for future issuances of approximately 78.9 million shares for issuance upon the various stock option plans to purchase the Company’s common stock (including 41.9 million options currently granted) and .2 million shares for the settlement of a performance contract.

Share Repurchase Programs

On March 30, 2004, and then again on July 21, 2004, the Company’s Board of Directors authorized share repurchase programs each up to $1.0 billion effective immediately. The March 30, 2004 program was completed at August 2, 2004 upon the repurchase of $1.0 billion of the Company’s shares. The share repurchase program approved on July 21, 2004 will expire one year from the date of authorization, although prior to such time the program may be discontinued or suspended at any time. As of December 31, 2004, 51.5 million shares have been repurchased for an aggregate cost of $1.8 billion, including commissions and fees. Also, as of December 31, 2004, $.2 million remains available under the second authorized share repurchase program.

Shares Held in Treasury

Included in the 307,973 and 427,971 shares held in treasury are 207,973 and 356,656 shares that the Company holds in Rabbi Trusts at December 31, 2004 and 2003, respectively, relating to a performance guarantee and the Company’s non-qualified deferred compensation plan. During the year ended December 31, 2004, 51.6 million shares were retired from the Company’s shares held in treasury account.

Reconciliation of Earnings per Share

(In thousands, except per share data)	2004	2003	2002
NUMERATOR:
Income before cumulative effect of a change in accounting principle	$845,799	$1,145,591	$724,823
Cumulative effect of a change in accounting principle	(4,883,968)	—	(16,778,526)

Net income (loss)	(4,038,169)	1,145,591	(16,053,703)

Effect of dilutive securities:
Convertible debt – 2.625% issued in 1998	—	2,106	8,931
Convertible debt – 1.5% issued in 1999	—	—	7,704
LYONS – 1998 issue	—	1,446	4,815 *
Less: Anti-dilutive items	—	—	(4,815)

Numerator for net income before cumulative effect of a change in accounting principle per common share - diluted	845,799	1,149,143	741,458
Numerator for cumulative effect of a change in accounting principle per common share - diluted	(4,883,968)	—	(16,778,526)

Numerator for net income (loss) per common share - diluted	$(4,038,169)	$1,149,143	$(16,037,068)

DENOMINATOR:
Weighted average common shares	596,126	614,651	606,861

Effect of dilutive securities:
Stock options and common stock warrants	2,149	3,167	3,911
Convertible debt – 2.625% issued in 1998	—	2,060	8,855
Convertible debt – 1.5% issued in 1999	—	—	7,813
LYONS – 1998 issue	—	892	3,085 *
Less: Anti-dilutive items	—	—	(3,085)

Denominator for net income (loss) per common share - diluted	598,275	620,770	627,440

Net income (loss) per common share:
Income before cumulative effect of a change in accounting principle - Basic	$1.42	$1.86	$1.20
Cumulative effect of a change in accounting principle - Basic	(8.19)	—	(27.65)

Net income (loss) - Basic	$(6.77)	$1.86	$(26.45)

Income before cumulative effect of a change in accounting principle - Diluted	$1.41	$1.85	$1.18
Cumulative effect of a change in accounting principle - Diluted	(8.16)	—	(26.74)

Net income (loss) - Diluted	$(6.75)	$1.85	$(25.56)

* Denotes items that are anti-dilutive to the calculation of earnings per share.

NOTE L - EMPLOYEE STOCK AND SAVINGS PLANS

The Company has various 401(K) savings and other plans for the purpose of providing retirement benefits for substantially all employees. Both the employees and the Company make contributions to the plan. The Company matches a portion of an employee’s contribution. Beginning January 1, 2003, the Company match was increased from 35% to 50% of the employee’s first 5% of pay contributed to the plan. Company matched contributions vest to the employees based upon their years of service to the Company. Contributions to these plans of $35.2 million, $27.5 million and $21.4 million were charged to expense for 2004, 2003 and 2002, respectively.

The Company has a non-qualified employee stock purchase plan for all eligible employees. Under the plan, shares of the Company’s common stock may be purchased at 85% of the market value on the day of purchase. Employees may purchase shares having a value not exceeding 10% of their annual gross compensation or $25,000, whichever is lower. During 2004, 2003 and 2002, employees purchased 262,163, 266,978 and 319,817 shares at weighted average share prices of $32.05, $34.01 and $33.85, respectively.

The Company offers a non-qualified deferred compensation plan for highly compensated executives allowing deferrals up to 50% of their annual salary and up to 80% of their bonus before taxes. The Company does not match any deferral amounts and retains ownership of all assets until distributed. The liability under this deferred compensation plan at December 31, 2004, 2003 and 2002 was approximately $14.0 million, $8.9 million and $3.5 million, respectively, recorded in “Other long-term liabilities”.

NOTE M – OTHER INFORMATION

	For the year ended December 31,
(In thousands)	2004	2003	2002
The following details the components of “Other income (expense) – net”:
Reimbursement of capital cost	$(2,174)	$(5,019)	$(6,008)
Gain on sale of operating and fixed assets	22,156	10,044	41,233
Gain on sale of representation contracts	1,857	1,450	14,836
Asset retirement obligation	—	(7,000)	—
Minority interest	(10,902)	(7,186)	(1,033)
Gain (loss) on extinguishment of debt	(31,600)	36,735	11,980
Other	6,716	(8,065)	(3,578)

Total other income (expense) – net	$(13,947)	$20,959	$57,430

The following details the income tax expense (benefit) on items of other comprehensive income (loss):
Foreign currency translation adjustments	$32,586	$37,898	$25,096
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss)	$29,298	$117,876	$(62,182)
Unrealized gain (loss) on cash flow derivatives	$(40,346)	$(38,936)	$—
Reclassification adjustment for gains on shares held prior to merger	$—	$—	$(2,441)
Reclassification adjustments for (gain) loss included in net income (loss)	$(19,927)	$(11,896)	$6,355

	As of December 31,
(In thousands)	2004	2003
The following details the components of “Other current assets”:
Current film rights	$19,927	$21,185
Inventory	38,932	36,985
Deferred tax asset	42,262	—
Other	86,288	104,291

Total other current assets	$187,409	$162,461

	As of December 31,
(In thousands)	2004	2003
The following details the components of “Accumulated other comprehensive income (loss)”:
Cumulative currency translation adjustment	$138,831	$88,109
Cumulative unrealized gain on investments	185,113	169,824
Cumulative unrealized gain (loss) on cash flow derivatives	(129,354)	(63,527)

Total accumulated other comprehensive income (loss)	$194,590	$194,406

NOTE N - SEGMENT DATA

The Company has three reportable operating segments – radio broadcasting, outdoor advertising and live entertainment. Revenue and expenses earned and charged between segments are recorded at fair value and eliminated in consolidation. At December 31, 2004 the radio broadcasting segment included 1,189 radio stations for which the Company is the licensee and 19 radio stations operated under lease management or time brokerage agreements. The radio broadcasting segment also operates various radio networks. At December 31, 2004, the outdoor advertising segment owned or operated 823,580 advertising display faces. Of these, 151,603 are in U.S. markets and the remaining 671,977 displays are in international markets. At December 31, 2004, the live entertainment segment owned or operated 104 venues. Of these, 75 venues are in domestic markets and the remaining 29 venues are in international markets.

“Other” includes television broadcasting, sports representation and media representation.

	Radio	Outdoor	Live
(In thousands)	Broadcasting	Advertising	Entertainment	Other	Corporate	Eliminations	Consolidated
2004
Revenue	$3,754,381	$2,447,040	$2,748,598	$604,389	$—	$(135,949)	$9,418,459
Divisional operating expenses	2,162,488	1,757,024	2,592,074	474,789	—	(135,949)	6,850,426
Non-cash compensation	930	—	—	—	3,690	—	4,620
Depreciation and amortization	159,082	388,217	61,527	64,424	20,708	—	693,958
Corporate expenses	—	—	—	—	195,025	—	195,025

Operating income (loss)	$1,431,881	$301,799	$94,997	$65,176	$(219,423)	$—	$1,674,430

Intersegment revenues	$55,936	$12,358	$830	$66,825	$—	$—	$135,949
Identifiable assets	$12,313,335	$4,835,251	$1,260,706	$1,197,267	$321,390	$—	$19,927,949
Capital expenditures	$81,474	$173,297	$73,291	$26,550	$2,603	$—	$357,215

2003
Revenue	$3,695,020	$2,174,597	$2,646,959	$556,599	$—	$(142,276)	$8,930,899
Divisional operating expenses	2,130,054	1,593,736	2,455,897	451,445	—	(142,276)	6,488,856
Non-cash compensation	1,609	—	—	—	3,409	—	5,018
Depreciation and amortization	154,121	379,640	60,830	54,023	22,724	—	671,338
Corporate expenses	—	—	—	—	174,154	—	174,154

Operating income (loss)	$1,409,236	$201,221	$130,232	$51,131	$(200,287)	$—	$1,591,533

Intersegment revenues	$56,698	$17,470	$3,788	$64,320	$—	$—	$142,276
Identifiable assets	$19,809,269	$4,873,109	$1,333,792	$2,019,877	$316,646	$—	$28,352,693
Capital expenditures	$80,138	$199,521	$69,823	$26,211	$2,277	$—	$377,970

	Radio	Outdoor	Live
(In thousands)	Broadcasting	Advertising	Entertainment	Other	Corporate	Eliminations	Consolidated
2002
Revenue	$3,717,243	$1,859,643	$2,447,302	$528,374	$—	$(131,507)	$8,421,055
Divisional operating expenses	2,126,139	1,354,092	2,289,654	414,383	—	(131,507)	6,052,761
Non-cash compensation	4,400	—	—	—	1,036	—	5,436
Depreciation and amortization	153,941	336,895	61,518	43,287	25,125	—	620,766
Corporate expenses	—	—	—	—	176,370	—	176,370

Operating income (loss)	$1,432,763	$168,656	$96,130	$70,704	$(202,531)	$—	$1,565,722

Intersegment revenues	$55,832	$12,516	$1,277	$61,882	$—	$—	$131,507
Identifiable assets	$19,826,656	$4,647,200	$1,297,420	$1,422,661	$478,216	$—	$27,672,153
Capital expenditures	$115,199	$292,618	$63,422	$23,850	$53,553	$—	$548,642

Revenue of $2.2 billion, $1.9 billion and $1.5 billion and identifiable assets of $2.6 billion, $2.5 billion and $2.2 billion derived from the Company’s foreign operations are included in the data above for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE O - QUARTERLY RESULTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	March 31,		June 30,		September 30,		December 31,
	2004	2003	2004	2003	2004	2003	2004	2003
Revenue	$1,969,566	$1,779,443	$2,485,034	$2,317,249	$2,648,873	$2,544,146	$2,314,986	$2,290,061
Operating expenses:
Divisional operating expenses	1,499,718	1,361,075	1,760,313	1,641,905	1,937,194	1,842,329	1,653,201	1,643,547
Non-cash compensation	918	799	915	1,779	786	880	2,001	1,560
Depreciation and amortization	173,158	159,562	167,754	161,880	170,150	165,882	182,896	184,014
Corporate expenses	49,364	42,779	46,581	42,459	46,645	44,050	52,435	44,866

Operating income	246,408	215,228	509,471	469,226	494,098	491,005	424,453	416,074
Interest expense	89,805	100,952	85,403	95,311	91,607	98,192	100,938	93,545
Gain (loss)on marketable securities	49,723	2,792	(5,503)	2,581	3,485	675,027	(1,434)	(1,554)
Equity in earnings of nonconsolidated affiliates	6,675	2,335	10,635	6,713	3,194	2,957	4,687	10,021
Other income (expense) – net	(17,270)	2	(2,694)	39,142	(622)	(1,840)	6,639	(16,345)

Income before income taxes and cumulative effect of a change in accounting principle	195,731	119,405	426,506	422,351	408,548	1,068,957	333,407	314,651
Income tax (expense) benefit	(79,271)	(48,359)	(172,736)	(171,051)	(147,314)	(432,928)	(119,072)	(127,435)

Income before cumulative effect of a change in accounting principle	116,460	71,046	253,770	251,300	261,234	636,029	214,335	187,216
Cumulative effect of a change in accounting principle, net of tax of $2,959,003	—	—	—	—	—	—	(4,883,968)	—

Net income (loss)	$116,460	$71,046	$253,770	$251,300	$261,234	$636,029	$(4,669,633)	$187,216

Net income (loss) per common share:
Basic:
Income before cumulative effect of a change in accounting principle	$.19	$.12	$.42	$.41	$.45	$1.03	$.37	$.30
Cumulative effect of a change in accounting principle	—	—	—	—	—	—	(8.54)	—

Net income (loss)	$.19	$.12	$.42	$.41	$.45	$1.03	$(8.17)	$.30

Diluted:
Income before cumulative effect of a change in accounting principle	$.19	$.12	$.41	$.41	$.44	$1.03	$.37	$.30
Cumulative effect of a change in accounting principle	—	—	—	—	—	—	(8.52)	—

Net income (loss)	$.19	$.12	$.41	$.41	$.44	$1.03	$(8.15)	$.30

Dividends declared per share	$.10	$—	$.10	$—	$.125	$.10	$.125	$.10

Stock price:
High	$47.76	$43.98	$44.50	$43.85	$37.24	$46.18	$35.07	$47.48
Low	38.90	31.00	35.35	33.35	30.62	36.36	29.96	38.50

The Company’s Common Stock is traded on the New York Stock Exchange under the symbol CCU.

NOTE P – SUBSEQUENT EVENTS

On February 16, 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.125 per share on the Company’s Common Stock. The dividend is payable on April 15, 2005 to shareholders of record at the close of business on March 31, 2005.

From January 1, 2005 through February 28, 2005, 7.2 million shares had been repurchased for an aggregate purchase price of $236.8 million, including commission and fees. On February 1, 2005, the Company’s Board of Directors authorized a third share repurchase program of up to $1.0 billion effective immediately. This third share repurchase program will be conducted over the next 12 months. At August 4, 2004 and February 4, 2005, the Company had completed the first and second $1.0 billion share repurchase programs authorized by the Board of Directors on March 30, 2004 and July 21, 2004, respectively. At February 28, 2005, and there was $921.7 million remaining available for repurchase through this third repurchase program.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Clear Channel Communications, Inc. (the “Company”) including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2004, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

The management of Clear Channel Communications Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.

As of December 31, 2004, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm. ”

Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls.

Report of Independent Registered Public Accounting Firm

SHAREHOLDERS AND THE BOARD OF DIRECTORS
CLEAR CHANNEL COMMUNICATIONS, INC

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Clear Channel Communications, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Clear Channel Communications, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Clear Channel Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Clear Channel Communications, Inc. and our report dated March 8, 2005 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

San Antonio, Texas
March 8, 2005

ITEM 9B. Other
Not Applicable

PART III

ITEM 10. Directors and Executive Officers of the Registrant

     We believe that one of our most important assets is our experienced management team. With respect to our operations, managers are responsible for the day-to-day operation of their respective location. We believe that the autonomy of our management enables us to attract top quality managers capable of implementing our aggressive marketing strategy and reacting to competition in the local markets. Most of our managers have options to purchase our common stock. As an additional incentive, a portion of each manager’s compensation is related to the performance of the profit centers for which he or she is responsible. In an effort to monitor expenses, corporate management routinely reviews staffing levels and operating costs. Combined with the centralized financial functions, this monitoring enables us to control expenses effectively. Corporate management also advises local managers on broad policy matters and is responsible for long-range planning, allocating resources and financial reporting and controls.

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

     The following information is submitted with respect to our executive officers as of December 31, 2004

	Age on
	December 31,		Officer
Name	2004	Position	Since
L. Lowry Mays	69	Chairman of the Board	1972
Mark P. Mays	41	President and Chief Executive Officer	1989
Randall T. Mays	39	Executive Vice President/Chief Financial Officer and Secretary	1993
Herbert W. Hill, Jr.	45	Senior Vice President/Chief Accounting Officer	1989
Paul Meyer	62	President/Chief Executive Officer – Clear Channel Outdoor	1997
Roger Parry	51	Chief Executive Officer – Clear Channel International	1998
Brian Becker	48	Chairman/Chief Executive Officer – Clear Channel Entertainment	2000
William Moll	67	President – Clear Channel Television	2001
John Hogan	48	President/Chief Executive Officer – Clear Channel Radio	2002
Andrew Levin	42	Executive Vice President and Chief Legal Officer	2004

     The officers named above serve until the next Board of Directors meeting immediately following the Annual Meeting of Shareholders.

     Mr. L. Mays is our founder and was our Chairman and Chief Executive Officer from February 1997 to October 2004. Since that time, Mr. L. Mays has served as our Chairman of the Board. He has been one of our directors since our inception. Mr. L. Mays is the father of Mark P. Mays, our President and Chief Executive Officer, and Randall T. Mays, our Executive Vice President/Chief Financial Officer and Secretary.

     Mr. M. Mays was our President and Chief Operating Officer from February 1997 until his appointment as our President and Chief Executive Officer in October 2004. He has been one of our directors since May 1998. Mr. M. Mays is the son of L. Lowry Mays, our Chairman of the Board and the brother of Randall T. Mays, our Executive Vice President/Chief Financial Officer and Secretary.

     Mr. R. Mays was appointed Executive Vice President and Chief Financial Officer in February 1997 and was appointed as our Secretary in April 2003. Mr. R. Mays is the son of L. Lowry Mays our Chairman of the Board and the brother of Mark P. Mays, our President and Chief Executive Officer.

     Mr. Hill was appointed Senior Vice President and Chief Accounting Officer in February 1997.

     Mr. Meyer was appointed President/Chief Executive Officer - Clear Channel Outdoor (formerly Eller Media) in January 2002. Prior thereto, he was the President/Chief Operating Officer – Clear Channel Outdoor for the remainder of the relevant five-year period.

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

     Mr. Hogan was appointed Chief Executive Officer of Clear Channel Radio in August 2002. Prior thereto he was Chief Operating Officer of Clear Channel Radio from August 2001 to August 2002 and he was a Senior Vice President of Clear Channel Radio for the remainder of the relevant five-year period.

     Mr. Levin was appointed Executive Vice President and Chief Legal Officer in February 2004. Prior thereto he served as Senior Vice President for Government Affairs since he joined us in 2002. He was Minority Counsel to the United States House of Representatives Energy and Commerce Committee for the remainder of the relevant five-year period.

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

ITEM 15. Exhibits and Financial Statement Schedules

(a)1. Financial Statements.

The following consolidated financial statements are included in Item 8.

Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002.
Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedule.

The following financial statement schedule for the years ended December 31, 2004, 2003 and 2002 and related report of independent auditors is filed as part of this report and should be read in conjunction with the consolidated financial statements.

Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

(In thousands)

		Charges
	Balance at	to Costs,	Write-off			Balance
	Beginning	Expenses	of Accounts			at end of
Description	of period	and other	Receivable	Other		Period
Year ended December 31, 2002	$61,070	$69,934	$64,303	$637	(1)	$67,338

Year ended December 31, 2003	$67,338	$48,586	$60,176	$838	(2)	$56,586

Year ended December 31, 2004	$56,586	$40,163	$39,532	$357	(2)	$57,574

(1)	Allowance for accounts receivable acquired in acquisitions net of deletions related to dispositions.

(2)	Foreign currency adjustments.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Deferred Tax Asset Valuation Allowance

(In thousands)

		Charges
	Balance at	to Costs,			Balance
	Beginning	Expenses			at end of
Description	of period	and other	Deletions (2)	Other (1)	Period
Year ended December 31, 2002	$164,070	$—	$97,403	$—	$66,667

Year ended December 31, 2003	$66,667	$—	$5,995	$—	$60,672

Year ended December 31, 2004	$60,672	$—	$60,672	$—	$—

(1)	Related to allowance for net operating loss carryforwards and other deferred tax assets assumed in acquisitions.

(2)	In 2002, 2003 and 2004, the Company utilized net operating loss carryforwards and certain deferred tax assets, which resulted in the reduction of the allowance for those net operating loss carryforwards and other assets.

(a)3. Exhibits.

Exhibit
Number	Description
2.1	Agreement and Plan of Merger dated as of October 5, 2001, by and among Clear Channel, CCMM Sub, Inc. and The Ackerley Group, Inc. (incorporated by reference to the exhibits of Clear Channel’s Current Report on Form 8-K filed October 9, 2001).

3.1	Current Articles of Incorporation of the Company (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-3 (Reg. No. 333-33371) dated September 9, 1997).

3.2	Third Amended and Restated Bylaws of the Company (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-4 (Reg. No. 333-74196) dated November 29, 2001).

3.3	Amendment to the Company’s Articles of Incorporation (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Second Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

3.5	Third Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000).

4.1	Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B.J. McCombs, John M. Schaefer and John W. Barger, dated August 3, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.2	Waiver and Second Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated August 17, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.3	Waiver and Third Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated July 26, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.4	Waiver and Fourth Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated September 27, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.5	Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B. J. McCombs, John M. Schaefer and John W. Barger, dated May 31, 1977 (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-1 (Reg. No. 33-289161) dated April 19, 1984).

4.6	Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

4.7	Second Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

Exhibit
Number	Description
4.8	Third Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

4.9	Sixth Supplemental Indenture dated June 21, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channel’s registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.10	Seventh Supplemental Indenture dated July 7, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channel’s registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.11	Ninth Supplemental Indenture dated September 12, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

4.12	Tenth Supplemental Indenture dated October 26, 2001, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

4.13	Eleventh Supplemental Indenture dated January 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.14	Twelfth Supplemental Indenture dated March 17, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated March 18, 2003).

4.15	Thirteenth Supplemental Indenture dated May 1, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated May 2, 2003).

4.16	Fourteenth Supplemental Indenture dated May 21, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated May 22, 2003).

4.17	Fifteenth Supplemental Indenture dated November 5, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated November 14, 2003).

4.18	Sixteenth Supplemental Indenture dated December 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated December 10, 2003).

Exhibit
Number	Description
4.19	Seventeenth Supplemental Indenture dated September 15, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated September 15, 2004).

4.20	Eighteenth Supplemental Indenture dated November 22, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated November 17, 2004).

4.21	Nineteenth Supplemental Indenture dated December 13, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated December 13, 2004).

10.1	Clear Channel Communications, Inc. 1994 Incentive Stock Option Plan (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-8 dated November 20, 1995).

10.2	Clear Channel Communications, Inc. 1994 Nonqualified Stock Option Plan (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-8 dated November 20, 1995).

10.3	The Clear Channel Communications, Inc. 1998 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive 14A Proxy Statement dated March 24, 1998).

10.4	The Clear Channel Communications, Inc. 2000 Employee Stock Purchase Plan (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.5	The Clear Channel Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive 14A Proxy Statement dated March 20, 2001).

10.6	Form of 2001 Stock Incentive Plan Stock Option Agreement for a Stock Option with a Ten Year Term (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated January 12, 2005).

10.7	Form of 2001 Stock Incentive Plan Stock Option Agreement for a Stock Option with a Seven Year Term (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated January 12, 2005).

10.8	Form of 2001 Stock Incentive Plan Restricted Stock Award Agreement (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated January 12, 2005).

10.9	Registration Rights Agreement dated as of October 2, 1999, among Clear Channel and Hicks, Muse, Tate & Furst Equity Fund II, L.P., HM2/HMW, L.P., HM2/Chancellor, L.P., HM4/Chancellor, L.P., Capstar Broadcasting Partners, L.P., Capstar BT Partners, L.P., Capstar Boston Partners, L.L.C., Thomas O. Hicks, John R. Muse, Charles W. Tate, Jack D. Furst, Michael J. Levitt, Lawrence D. Stuart, Jr., David B Deniger and Dan H. Blanks (incorporated by reference to Annex C to Clear Channel Communications, Inc.’s, Registration Statement on Form S-4 (Reg. No. 333-32532) dated March 15, 2000).

Exhibit
Number	Description
10.10	Employment Agreement by and between Clear Channel Communications, Inc. and Brian E. Becker dated March 21, 2001 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.11	Amendment to Employment Agreement by and between Clear Channel Communications, Inc. and Brian E. Becker dated February 12, 2004 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K filed March 15, 2004).

10.12	Employment Agreement by and between Clear Channel Communications, Inc. and Paul Meyer dated February 18, 2004 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K filed March 15, 2004).

10.13	Employment Agreement by and between Clear Channel Communications, Inc. and John Hogan dated February 18, 2004 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K filed March 15, 2004).

10.14	Amended and Restated Employment Agreement by and between Clear Channel Communications, Inc. and L. Lowry Mays dated March 10 2005.

10.15	Amended and Restated Employment Agreement by and between Clear Channel Communications, Inc. and Mark P. Mays dated March 10, 2005.

10.16	Amended and Restated Employment Agreement by and between Clear Channel Communications, Inc. and Randall T. Mays dated March 10, 2005.

10.17	Credit agreement among Clear Channel Communications, Inc., Bank of America, N.A., as Administrative Agent, Offshore Sub-Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, as Syndication Agent, and certain other lenders dated July 13, 2004 (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K filed September 17, 2004).

10.18	Shareholder’s Agreement by and between Clear Channel Communications, Inc. and L. Lowry Mays dated March 10, 2004 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K filed March 15, 2004).

10.19	Shareholders’ Agreement by and among Clear Channel Communications, Inc., Thomas O. Hicks and certain other shareholders affiliated with Mr. Hicks dated March 10, 2004 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K filed March 15, 2004).

11	Statement re: Computation of Per Share Earnings.

12	Statement re: Computation of Ratios.

21	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Independent Registered Public Accounting Firm on Financial Statement Schedules – Ernst & Young LLP.

The Company has not filed long-term debt instruments of its subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2005.

CLEAR CHANNEL COMMUNICATIONS, INC.

By: /S/ Mark P. Mays
Mark P. Mays President and Chief Executive Officer

Power of Attorney

     Each person whose signature appears below authorizes Mark P. Mays, Randall T. Mays and Herbert W. Hill, Jr., or any one of them, each of whom may act without joinder of the others, to execute in the name of each such person who is then an officer or director of the Registrant and to file any amendments to this annual report on Form 10-K necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such report as such attorney-in-fact may deem appropriate.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ L. Lowry Mays L. Lowry Mays	Chairman of the Board	March 11, 2005

/S/ Mark P. Mays	Chief Executive Officer and
Mark P. Mays	President and Director	March 11, 2005

/S/ Randall T. Mays	Executive Vice President and
Randall T. Mays	Chief Financial Officer and
Secretary (Principal
Financial Officer) and
	Director	March 11, 2005

/S/ Herbert W. Hill, Jr.	Senior Vice President and	March 11, 2005
Herbert W. Hill, Jr.	Chief Accounting Officer
(Principal Accounting
Officer)

/S/ Alan D. Feld	Director	March 11, 2005
Alan D. Feld

/S/ Perry J. Lewis	Director	March 11, 2005
Perry J. Lewis

/S/ B. J. McCombs	Director	March 11, 2005
B. J. McCombs

Name	Title	Date
/S/ Phyllis Riggins	Director	March 11, 2005
Phyllis Riggins

/S/ Theodore H. Strauss	Director	March 11, 2005
Theodore H. Strauss

/S/ J.C. Watts	Director	March 11, 2005
J. C. Watts

/S/ John H. Williams	Director	March 11, 2005
John H. Williams

Exhibit
Number	Description
2.1	Agreement and Plan of Merger dated as of October 5, 2001, by and among Clear Channel, CCMM Sub, Inc. and The Ackerley Group, Inc. (incorporated by reference to the exhibits of Clear Channel’s Current Report on Form 8-K filed October 9, 2001).

3.1	Current Articles of Incorporation of the Company (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-3 (Reg. No. 333-33371) dated September 9, 1997).

3.2	Third Amended and Restated Bylaws of the Company (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-4 (Reg. No. 333-74196) dated November 29, 2001).

3.3	Amendment to the Company’s Articles of Incorporation (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Second Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

3.5	Third Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000).

4.1	Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B.J. McCombs, John M. Schaefer and John W. Barger, dated August 3, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.2	Waiver and Second Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated August 17, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.3	Waiver and Third Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated July 26, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.4	Waiver and Fourth Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated September 27, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.5	Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B. J. McCombs, John M. Schaefer and John W. Barger, dated May 31, 1977 (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-1 (Reg. No. 33-289161) dated April 19, 1984).

4.6	Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

4.7	Second Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

Exhibit
Number	Description
4.8	Third Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

4.9	Sixth Supplemental Indenture dated June 21, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channel’s registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.10	Seventh Supplemental Indenture dated July 7, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channel’s registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.11	Ninth Supplemental Indenture dated September 12, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

4.12	Tenth Supplemental Indenture dated October 26, 2001, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

4.13	Eleventh Supplemental Indenture dated January 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.14	Twelfth Supplemental Indenture dated March 17, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated March 18, 2003).

4.15	Thirteenth Supplemental Indenture dated May 1, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated May 2, 2003).

4.16	Fourteenth Supplemental Indenture dated May 21, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated May 22, 2003).

4.17	Fifteenth Supplemental Indenture dated November 5, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated November 14, 2003).

4.18	Sixteenth Supplemental Indenture dated December 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated December 10, 2003).

Exhibit
Number	Description
4.19	Seventeenth Supplemental Indenture dated September 15, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated September 15, 2004).

4.20	Eighteenth Supplemental Indenture dated November 22, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated November 17, 2004).

4.21	Nineteenth Supplemental Indenture dated December 13, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated December 13, 2004).

10.1	Clear Channel Communications, Inc. 1994 Incentive Stock Option Plan (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-8 dated November 20, 1995).

10.2	Clear Channel Communications, Inc. 1994 Nonqualified Stock Option Plan (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-8 dated November 20, 1995).

10.3	The Clear Channel Communications, Inc. 1998 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive 14A Proxy Statement dated March 24, 1998).

10.4	The Clear Channel Communications, Inc. 2000 Employee Stock Purchase Plan (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.5	The Clear Channel Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive 14A Proxy Statement dated March 20, 2001).

10.6	Form of 2001 Stock Incentive Plan Stock Option Agreement for a Stock Option with a Ten Year Term (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated January 12, 2005).

10.7	Form of 2001 Stock Incentive Plan Stock Option Agreement for a Stock Option with a Seven Year Term (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated January 12, 2005).

10.8	Form of 2001 Stock Incentive Plan Restricted Stock Award Agreement (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated January 12, 2005).

10.9	Registration Rights Agreement dated as of October 2, 1999, among Clear Channel and Hicks, Muse, Tate & Furst Equity Fund II, L.P., HM2/HMW, L.P., HM2/Chancellor, L.P., HM4/Chancellor, L.P., Capstar Broadcasting Partners, L.P., Capstar BT Partners, L.P., Capstar Boston Partners, L.L.C., Thomas O. Hicks, John R. Muse, Charles W. Tate, Jack D. Furst, Michael J. Levitt, Lawrence D. Stuart, Jr., David B Deniger and Dan H. Blanks (incorporated by reference to Annex C to Clear Channel Communications, Inc.’s, Registration Statement on Form S-4 (Reg. No. 333-32532) dated March 15, 2000).

Exhibit
Number	Description
10.10	Employment Agreement by and between Clear Channel Communications, Inc. and Brian E. Becker dated March 21, 2001 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.11	Amendment to Employment Agreement by and between Clear Channel Communications, Inc. and Brian E. Becker dated February 12, 2004 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K filed March 15, 2004).

10.12	Employment Agreement by and between Clear Channel Communications, Inc. and Paul Meyer dated February 18, 2004 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K filed March 15, 2004).

10.13	Employment Agreement by and between Clear Channel Communications, Inc. and John Hogan dated February 18, 2004 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K filed March 15, 2004).

10.14	Amended and Restated Employment Agreement by and between Clear Channel Communications, Inc. and L. Lowry Mays dated March 10, 2005.

10.15	Amended and Restated Employment Agreement by and between Clear Channel Communications, Inc. and Mark P. Mays dated March 10, 2005.

10.16	Amended and Restated Employment Agreement by and between Clear Channel Communications, Inc. and Randall T. Mays dated March 10 2005.

10.17	Credit agreement among Clear Channel Communications, Inc., Bank of America, N.A., as Administrative Agent, Offshore Sub-Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, as Syndication Agent, and certain other lenders dated July 13, 2004 (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K filed September 17, 2004).

10.18	Shareholder’s Agreement by and between Clear Channel Communications, Inc. and L. Lowry Mays dated March 10, 2004 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K filed March 15, 2004).

10.19	Shareholders’ Agreement by and among Clear Channel Communications, Inc., Thomas O. Hicks and certain other shareholders affiliated with Mr. Hicks dated March 10, 2004 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K filed March 15, 2004).

11	Statement re: Computation of Per Share Earnings.

12	Statement re: Computation of Ratios.

21	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Independent Registered Public Accounting Firm on Financial Statement Schedules – Ernst & Young LLP.

The Company has not filed long-term debt instruments of its subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.