Form 10-Q
period 2005-03-31
CLEAR CHANNEL COMMUNICATIONS INC
filed 2005-05-09
CIK 739708

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005	Commission file number 1-9645

CLEAR CHANNEL COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Texas	74-1787539
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [  ]

     Indicate the number of shares outstanding of each class of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2005
Common Stock, $.10 par value	548,155,260

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

PART I

Item 1. UNAUDITED FINANCIAL STATEMENTS

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$271,294	$210,476
Accounts receivable, less allowance of $58,476 at March 31, 2005 and $57,574 December 31, 2004	1,490,782	1,658,650
Prepaid expenses	343,003	213,387
Other current assets	211,501	187,409

Total Current Assets	2,316,580	2,269,922

Property, Plant and Equipment
Land, buildings and improvements	1,738,659	1,740,990
Structures	3,085,377	3,110,233
Towers, transmitter and studio equipment	851,348	845,295
Furniture and other equipment	745,893	779,632
Construction in progress	121,343	95,305

	6,542,620	6,571,455
Less accumulated depreciation	2,502,150	2,447,181

	4,040,470	4,124,274
Intangible Assets
Definite-lived intangibles, net	590,963	629,663
Indefinite-lived intangibles — licenses	4,329,329	4,323,297
Indefinite-lived intangibles — permits	210,512	211,690
Goodwill	7,205,575	7,220,444

Other Assets
Notes receivable	15,882	16,801
Investments in, and advances to, nonconsolidated affiliates	390,370	395,371
Other assets	335,220	348,898
Other investments	334,774	387,589

Total Assets	$19,769,675	$19,927,949

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY
(In thousands)

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Audited)
Current Liabilities
Accounts payable and accrued expenses	$1,199,325	$1,295,106
Accrued interest	111,176	95,525
Accrued income taxes	24,284	34,683
Current portion of long-term debt	384,585	417,275
Deferred income	543,740	317,682
Other current liabilities	18,466	24,281

Total Current Liabilities	2,281,576	2,184,552

Long-term debt	7,348,234	6,962,560
Other long-term obligations	244,820	283,937
Deferred income taxes	282,878	237,827
Other long-term liabilities	697,048	703,766

Minority interest	65,049	67,229

Shareholders’ Equity
Common stock	56,047	56,757
Additional paid-in capital	28,955,885	29,183,595
Accumulated deficit	(19,954,721)	(19,933,777)
Accumulated other comprehensive income	149,764	194,590
Other	—	(213)
Cost of shares held in treasury	(356,905)	(12,874)

Total shareholders’ equity	8,850,070	9,488,078

Total Liabilities and Shareholders’ Equity	$19,769,675	$19,927,949

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Revenue	$1,884,940	$1,969,566
Operating expenses:
Divisional operating expenses (excludes non-cash compensation expenses of $212 and $261 in 2005 and 2004, respectively)	1,479,742	1,499,718
Non-cash compensation expense	1,764	918
Depreciation and amortization	173,392	173,158
Corporate expenses (excludes non-cash compensation expenses of $1,552 and $657 in 2005 and 2004, respectively)	51,417	49,364

Operating income	178,625	246,408

Interest expense	106,783	89,805
Gain (loss) on marketable securities	(1,073)	49,723
Equity in earnings of nonconsolidated affiliates	6,143	6,675
Other income (expense) – net	2,231	(17,270)

Income before income taxes	79,143	195,731
Income tax (expense) benefit:
Current	(1,339)	(145,985)
Deferred	(29,922)	66,714

Net income	47,882	116,460

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(43,543)	2,914
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) on marketable securities	(31,031)	(6,177)
Unrealized holding gain (loss) on cash flow derivatives	29,748	(16,565)
Reclassification adjustment for (gains) losses included in net income	—	(31,575)

Comprehensive income	$3,056	$65,057

Net income per common share:
Basic	$.09	$.19

Diluted	$.09	$.19

Dividends declared per share	$.125	$.10

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2005	2004
Cash Flows from operating activities:
Net income	$47,882	$116,460

Reconciling Items:
Depreciation and amortization	173,392	173,158
Deferred taxes	29,922	(66,714)
(Gain) loss on disposal of assets	(924)	(10,731)
(Gain) loss on sale of other investments	—	(46,973)
(Gain) loss on forward exchange contract	731	(1,684)
(Gain) loss on trading securities	342	(1,066)
Increase (decrease) accrued income and other taxes	(10,228)	134,249
Increase (decrease) other, net	(3,376)	23,302
Changes in other operating assets and liabilities, net of effects of acquisitions	142,224	210,761

Net cash provided by (used in) operating activities	379,965	530,762

Cash flows from investing activities:
(Investment) in liquidation of restricted cash	—	(4,900)
Decrease (increase) in notes receivable — net	919	376
Decrease (increase) in investments in and advances to nonconsolidated affiliates — net	3,039	(2,794)
Purchases of investments	(125)	(615)
Proceeds from sale of investments	370	599,426
Purchases of property, plant and equipment	(81,543)	(70,784)
Proceeds from disposal of assets	4,407	2,499
Proceeds from divestitures placed in restricted cash	—	13,138
Acquisition of operating assets	(17,792)	(82,146)
Acquisition of operating assets with restricted cash	—	(12,951)
Decrease (increase) in other — net	25,225	(5,527)

Net cash (used in) provided by investing activities	(65,500)	435,722

Cash flows from financing activities:
Draws on credit facilities	469,165	1,349,018
Payments on credit facilities	(72,650)	(1,635)
Payments on long-term debt	(843)	(2,193,716)
Proceeds from exercise of stock options and stock purchase plan	15,471	12,185
Dividends paid	(70,934)	(61,624)
Payments for purchase of common shares	(593,856)	—

Net cash used in financing activities	(253,647)	(895,772)

Net increase in cash and cash equivalents	60,818	70,712
Cash and cash equivalents at beginning of period	210,476	123,334

Cash and cash equivalents at end of period	$271,294	$194,046

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Preparation of Interim Financial Statements

The consolidated financial statements have been prepared by Clear Channel Communications, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of the Company and its subsidiaries, the majority of which are wholly-owned. Investments in companies in which the Company owns 20 percent to 50 percent of the voting common stock or otherwise exercises significant influence over operating and financial policies of the company are accounted for under the equity method. All significant intercompany transactions are eliminated in the consolidation process. Certain reclassifications have been made to the 2004 consolidated financial statements to conform to the 2005 presentation.

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

	The Three Months Ended March 31,
(In thousands, except per share data)	2005	2004
Net income
Reported	$47,882	$116,460
Pro forma stock compensation expense, net of tax	9,182	15,785

Pro Forma	$38,700	$100,675

Net income
Basic:
Reported	$.09	$.19
Pro Forma	$.07	$.16
Net income
Diluted:
Reported	$.09	$.19
Pro Forma	$.07	$.16

The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for 2005 and 2004:

	2005	2004
Risk-free interest rate	3.76% - 4.09%	2.21% - 3.06%
Dividend yield	1.46% - 1.59%	.9%
Volatility factors	25%	46% - 50%
Expected life in years	5.0 - 7.5	3.0 - 5.0

      Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 is an interpretation of FASB Statement 143, Asset Retirement Obligations, which was issued in June 2001. According to FIN 47, uncertainty about the timing and (or) method of settlement because they are conditional on a future event that may or may not be within the control of the entity should be factored into the measurement of the asset retirement obligation when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted, but is not required. The Company adopted FIN 47 on January 1, 2005, which did not materially impact the Company’s financial position or results of operations.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 Share-Based Payment (“SAB 107”). SAB 107 expresses the SEC staff’s views regarding the interaction between Statement of Financial Accounting Standards No. 123(R) Share-Based Payment (“Statement 123(R)”) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first time adoption of Statement 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123(R) and the modification of employee share options prior to adoption of Statement 123(R). The Company is unable to quantify the impact of adopting SAB 107 and Statement 123(R) at this time because it will depend on levels of share-based payments granted in the future. Additionally, the Company is still evaluating the assumptions it will use upon adoption.

In April 2005, the SEC issued a press release announcing that it would provide for phased-in implementation guidance for Statement 123(R). The SEC would require that registrants that are not small business issuers adopt Statement 123(R)’s fair value method of accounting for share-based payments to employees no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company intends to adopt Statement 123(R) on January 1, 2006.

Note 2: INTANGIBLE ASSETS AND GOODWILL

      Definite-lived Intangibles

The Company has definite-lived intangible assets which consist primarily of transit and street furniture contracts and other contractual rights in the outdoor segment, talent and program right contracts in the radio segment, and contracts for non-affiliated television stations in the Company’s media representation operations, all of which are amortized over the respective lives of the agreements. Other definite-lived intangible assets are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at March 31, 2005 and December 31, 2004:

	March 31, 2005		December 31, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Transit, street furniture, and other outdoor contractual rights	$672,559	$377,115	$688,373	$364,939
Talent contracts	202,161	161,346	202,161	155,647
Representation contracts	275,066	103,694	268,283	94,078
Other	197,162	113,830	197,462	111,952

Total	$1,346,948	$755,985	$1,356,279	$726,616

Total amortization expense from definite-lived intangible assets for the three months ended March 31, 2005 and for the year ended December 31, 2004 was $40.8 million and $136.6 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2006	$126,846
2007	78,761
2008	41,708
2009	35,175
2010	26,959

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

The Company does not amortize its FCC broadcast licenses or billboard permits. The Company tests these indefinite-lived intangible assets for impairment at least annually using the direct method. Under the direct method, it is assumed that rather than acquiring indefinite-lived intangible assets as a part of a going concern business, the buyer hypothetically obtains indefinite-lived intangible assets and builds a new operation with similar attributes from scratch. Thus, the buyer incurs start-up costs during the build-up phase which are normally associated with going concern value. Initial capital costs are deducted from the discounted cash flows model which results in value that is directly attributable to the indefinite-lived intangible assets.

Under the direct method, the Company continues to aggregate its indefinite-lived intangible assets at the market level for purposes of impairment testing. The Company’s key assumptions using the direct method are market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up capital costs and losses incurred during the build-up period, the risk-adjusted discount rate and terminal values. This data is populated using industry normalized information representing an average station within a market.

     Goodwill

The Company tests goodwill for impairment using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the three-month period ended March 31, 2005:

(In thousands)	Radio	Outdoor	Entertainment	Other	Total
Balance as of December 31, 2004	$6,369,182	$787,694	$34,429	$29,139	$7,220,444
Acquisitions	93	1,403	1,309	—	2,805
Foreign currency	—	(15,555)	(2,107)	—	(17,662)
Adjustments	42	(42)	27	(39)	(12)

Balance as of March 31, 2005	$6,369,317	$773,500	$33,658	$29,100	$7,205,575

Note 3: DERIVATIVE INSTRUMENTS

The Company holds a net purchased option (the “collar”) under a secured forward exchange contract that limits its exposure to and benefit from price fluctuations in XM Satellite Radio Holding, Inc. (“XMSR”) over the term of the contract. The collar is accounted for as a hedge of the forecasted sale of the underlying shares. At March 31, 2005 and December 31, 2004, the fair value of the collar was a liability recorded in “Other long-term obligations” of $160.2 million and $208.1 million, respectively, and the amount recorded in other comprehensive income (loss), net of tax, related to the change in fair value of the collar for the three months ended March 31, 2005 and 2004 was $29.7 million and $(16.6) million, respectively.

The Company also holds options under two secured forward exchange contracts that limit its exposure to and benefit from price fluctuations in American Tower Corporation (“AMT”) over the terms of the contracts. These options are not designated as hedges of the underlying shares of AMT. The AMT contracts had a value of $29.1 million and $29.9 million at March 31, 2005 and December 31, 2004, respectively. For the three months ended March 31, 2005 and 2004, the Company recognized a loss of $.8 million and a gain of $1.7 million, respectively, in “Gain (loss) on marketable securities” related to the change in fair value of the options. To offset the change in the fair value of these contracts, the Company has recorded AMT shares as trading securities. During the three months ended March 31, 2005 and 2004, the Company recognized a loss of $.3 million and gain of $1.1 million, respectively, in “Gain (loss) on marketable securities” related to the change in the fair value of the shares.

As a result of the Company’s foreign operations, the Company is exposed to foreign currency exchange risks related to its investment in net assets in foreign countries. To manage this risk, on February 25, 2004, the Company entered into a United States dollar — Euro cross currency swap with a Euro notional amount of €497.0 million and a corresponding U.S. dollar notional amount of $629.0 million. This cross currency swap had a value of $61.2 million and $75.8 million at March 31, 2005 and December 31, 2004, respectively, which was recorded in “Other long-term obligations”. The cross currency swap requires the Company to make fixed cash payments on the Euro notional amount while it receives fixed cash payments on the equivalent U.S. dollar notional amount, all on a semiannual basis. The Company has designated the cross currency swap as a hedge of its net investment in Euro denominated assets. The Company selected the forward method under the guidance of the Derivatives Implementation Group Statement 133 Implementation Issue H8, Foreign Currency Hedges: Measuring the Amount of Ineffectiveness in a Net Investment Hedge. The forward method requires all changes in the fair value of the cross currency swap and the semiannual cash payments to be reported as a cumulative translation adjustment in other comprehensive income (loss) in the same manner as the underlying hedged net assets. As of March 31, 2005 and December 31, 2004, a loss, net of tax of $38.5 million and $47.5 million, respectively, was recorded as a cumulative translation adjustment to other comprehensive income (loss) related to the cross currency swap.

Note 4: RECENT DEVELOPMENTS

     Company Share Repurchase Program

On February 1, 2005, the Company’s Board of Directors authorized its third share repurchase program of up to $1.0 billion effective immediately. The first two share repurchase programs, each for $1.0 billion, were authorized during 2004 and have each been completed. This third $1.0 billion share repurchase program is authorized for a period consisting of the next 12 months, although the program may be discontinued or suspended at anytime prior to its expiration. As of March 31, 2005, 69.2 million shares had been repurchased for an aggregate purchase price of $2.4 billion, including commission and fees, under all three share repurchase programs.

     Recent Legal Proceedings

At the Senate Judiciary Committee hearing on July 24, 2003, an Assistant United States Attorney General announced that the Department of Justice (“DOJ”), is pursuing two separate antitrust inquiries concerning the Company. One inquiry is whether the Company has violated antitrust laws in one of our radio markets. The other is whether the Company has limited airplay of artists who do not use the Company’s concert services, in violation of antitrust laws. The Company is cooperating fully with all DOJ requests.

On September 9, 2003, the Assistant United States Attorney for the Eastern District of Missouri caused a Subpoena to Testify before Grand Jury to be issued to the Company. The Subpoena requires the Company to produce certain information regarding commercial advertising run on behalf of offshore and/or online (Internet) gambling businesses, including sports bookmaking and casino-style gambling. The Company is fully cooperating with such requirements.

On February 7, 2005, the Company received a subpoena from the State of New York Attorney General’s office, requesting information on policies and practices regarding record promotion on radio stations in the state of New York. The Company is fully cooperating with this subpoena.

The Company is among the defendants in a lawsuit filed September 3, 2002 by JamSports and Clear Channel Entertainment in the United States Federal District Court for the Northern District of Illinois. The plaintiff alleged that the Company violated Section One and Section Two of the Sherman Antitrust Act and wrongfully interfered in the plaintiff’s contractual rights. On March 21, 2005, the jury rendered its verdict finding that the Company had not violated the antitrust laws, but had tortiously interfered with the contract which the plaintiff had entered into with AMA Pro Racing and with the plaintiff’s prospective economic advantage. In connection with the findings regarding tortious interference, the jury awarded to the plaintiffs approximately $17.0 million in lost profits and $73.0 million in punitive damages. The Company is vigorously seeking to overturn or nullify the adverse verdict and damage award regarding tortious interference including, if necessary, pursuing appropriate appeals.

The Company is also currently involved in certain other legal proceedings and, as required, has accrued an estimate of the probable costs for the resolution of these claims, inclusive of those discussed above. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of its strategies related to these proceedings.

Note 5: RESTRUCTURING

As a result of the Company’s mergers with The Ackerley Group, Inc. (“Ackerley”) in 2002, and SFX Entertainment, Inc. (“SFX”) and AMFM Inc. (“AMFM”) in 2000, the Company restructured the Ackerley, SFX and AMFM operations. The Ackerley corporate office in Seattle was closed in July 2002, the AMFM corporate offices in Dallas and Austin, Texas were closed in March 2001 and a portion of the SFX corporate office in New York was closed in June 2001. Other operations of Ackerley and AMFM have either been discontinued or integrated into existing similar operations. As of March 31, 2005, the restructuring has resulted in the actual termination of approximately 800 employees. The Company has recorded a liability in purchase accounting for Ackerley, SFX and AMFM, primarily related to severance for terminated employees and lease terminations as follows:

	Three Months Ended	Year Ended
(In thousands)	March 31, 2005	December 31, 2004
Severance and lease termination costs:
Accrual at January 1	$11,015	$57,140
Adjustments to restructuring accrual	—	(43,623)
Payments charged against restructuring accrual	(500)	(2,502)

Ending balance of severance and lease termination accrual	$10,515	$11,015

The remaining severance and lease termination accrual at March 31, 2005 is comprised of $2.4 million of severance and $8.1 million of lease termination costs. The severance accrual includes amounts that will be paid over the next several years related to deferred payments to former employees as well as other compensation. The lease termination accrual will be paid over the next four years. There were no payments or charges made relating to severance during the first quarter of 2005. The Company made adjustments to finalize the purchase price allocation for both the AMFM and SFX mergers during 2001 and the purchase price allocation related to the Ackerley merger was finalized in 2003. During 2004, the Company reduced its restructuring reserve by approximately $43.6 million, as amounts previously recorded were no longer expected to be paid. This reversal was recorded as an adjustment to the purchase price. Any future potential excess reserves will be recorded as an adjustment to the purchase price.

In addition to the restructuring described above, the Company restructured its outdoor advertising operations in Spain and France during 2004 and 2003, respectively. As a result of the Spain restructuring, the Company recorded a $4.1 million accrual in divisional operating expenses; $2.2 million was related to severance and $1.9 million was related to consulting and other costs. As a result of the France restructuring, the Company recorded a $13.8 million accrual in divisional operating expenses; $12.5 million was related to severance and $1.3 million was related to lease terminations and consulting costs. As of March 31, 2005, the aggregate accrual balance relating to the Spain and France restructuring was $3.3 million. It is expected that these accruals will be paid in the current year. It has been announced that these restructurings will result in the termination of 178 employees. As of March 31, 2005, 173 employees have been terminated.

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

As discussed in Note 4, there are various lawsuits and claims pending against the Company. Based on current assumptions, the Company has accrued its estimate of the probable costs for the resolution of these claims. Future results of operations could be materially affected by changes in these assumptions.

Note 7: GUARANTEES

As of March 31, 2005, the Company guaranteed third party debt of approximately $13.5 million. The guarantees arose primarily in 2000 in conjunction with the Company entering into long-term contracts with third parties. The operating assets associated with these contracts secure the debt that the Company has guaranteed. Only to the extent that the assets are either sold by the third-party for less than the guaranteed amount or the third party is unable to service the debt will the Company be required to make a cash payment under the guarantee. As of March 31, 2005, it is not probable that the Company will be required to make a payment under these guarantees. Thus, as of March 31, 2005, the guarantees associated with long-term operating contracts are not recorded on the Company’s financial statements. These guarantees are included in the Company’s calculation of its leverage ratio covenant under the bank credit facility.

Within the Company’s $1.75 billion credit facility, there exists a $150.0 million sub-limit available to certain of the Company’s international subsidiaries. This $150.0 million sub-limit allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provides funds to the Company’s international operations for certain working capital needs. Subsidiary borrowings under this sub-limit are guaranteed by the Company. At March 31, 2005, this portion of the $1.75 billion credit facility’s outstanding balance was $23.7 million. At March 31, 2005, this outstanding balance is recorded in “Long-term debt” on the Company’s financial statements.

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

The Company currently has guarantees that provide protection to its international subsidiaries’ banking institutions related to overdraft lines and credit card charge-back transactions up to approximately $67.4 million. As of March 31, 2005, no amounts were outstanding under these agreements.

As of March 31, 2005, the Company has outstanding commercial standby letters of credit and surety bonds of $164.9 million and $41.3 million, respectively, that primarily expire during the next twelve months. These letters of credit and surety bonds relate to various operational matters including insurance, bid and performance bonds as well as other items. These letters of credit are included in the Company’s calculation of its leverage ratio covenant under the bank credit facility. The surety bonds are not considered borrowings under the Company’s bank credit facility.

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

	Radio	Outdoor	Live
(In thousands)	Broadcasting	Advertising	Entertainment	Other	Corporate	Eliminations	Consolidated
Three Months Ended March 31, 2005
Revenue	$773,562	$578,959	$424,514	$138,706	$—	$(30,801)	$1,884,940
Divisional operating expenses	511,207	456,359	423,497	119,480	—	(30,801)	1,479,742
Non-cash compensation	212	—	—	—	1,552	—	1,764
Depreciation and amortization	35,694	98,266	17,537	17,210	4,685	—	173,392
Corporate expenses	—	—	—	—	51,417	—	51,417

Operating income (loss)	$226,449	$24,334	$(16,520)	$2,016	$(57,654)	$—	$178,625

Intersegment revenues	$11,059	$2,190	$46	$17,506	$—	$—	$30,801
Identifiable assets	$12,192,128	$4,673,413	$1,476,140	$1,114,933	$313,061	$—	$19,769,675
Capital expenditures	$22,282	$34,694	$22,606	$527	$1,434	$—	$81,543

Three Months Ended March 31, 2004
Revenue	$832,944	$521,593	$513,958	$132,361	$—	$(31,290)	$1,969,566
Divisional operating expenses	512,328	412,738	491,848	114,094	—	(31,290)	1,499,718
Non-cash compensation	261	—	—	—	657	—	918
Depreciation and amortization	37,791	99,750	15,548	14,726	5,343	—	173,158
Corporate expenses	—	—	—	—	49,364	—	49,364

Operating income (loss)	$282,564	$9,105	$6,562	$3,541	$(55,364)	$—	$246,408

Intersegment revenues	$10,736	$2,450	$5,300	$12,804	$—	$—	$31,290
Identifiable assets	$19,742,233	$4,791,966	$1,524,851	$1,366,396	$374,035	$—	$27,799,481
Capital expenditures	$7,655	$36,644	$23,218	$3,048	$219	$—	$70,784

Net revenue of $475.6 million and $411.9 million and identifiable assets of $2.7 billion and $2.5 billion were derived from the Company’s foreign operations and are included in the March 31, 2005 and 2004 data above, respectively.

Note 9: SUBSEQUENT EVENTS

On April 26, 2005, the Company’s Board of Directors approved a plan to strategically realign the Company’s businesses. This plan includes an initial public offering (“IPO”) of approximately 10% of the common stock of the Company’s outdoor business (“Clear Channel Outdoor”) and a 100% spin-off of its entertainment business (“Clear Channel Entertainment”). After consummation of the IPO, the Company will continue to hold a controlling stake in Clear Channel Outdoor. Clear Channel Outdoor will consist of our current domestic and international outdoor operations. Following the spin-off, Clear Channel Entertainment will be a separate, publicly-traded company in which the Company will not retain any ownership interest. Prior to the spin-off, the Company expects to submit a request to the Internal Revenue Service (IRS) seeking a letter ruling regarding the tax-free nature of the spin-off. This realignment, which the Company expects to complete in the second half of 2005, is subject to receipt of a tax opinion of counsel and letter ruling from the IRS relating to the Clear Channel Entertainment spin-off, favorable market conditions, the filing and effectiveness of registration statements with the Securities and Exchange Commission and other customary conditions. The transactions do not require approval by the Company’s shareholders.

Furthermore, the Company intends to pay a special dividend of $3.00 per share upon, and subject to, completion of the IPO of Clear Channel Outdoor and the spin-off of Clear Channel Entertainment. The Company will fund this special dividend with a combination of current cash balances, cash flow from operations, proceeds from the repayment of intercompany debt, and the proceeds of any new debt offerings. The Company’s outstanding debt will remain obligations of the Company.

Also on April 26, 2005, the Company’s Board of Directors declared a quarterly cash dividend of $.1875 per share on the Company’s common stock. The dividend is payable on July 15, 2005 to shareholders of record at the close of business on June 30, 2005.

From April 1, 2005 through April 30, 2005, 2.5 million shares had been repurchased for an aggregate purchase price of $85.3 million, including commission and fees, under the Company’s share repurchase program. At April 30, 2005, there was $487.4 million remaining available for repurchase through the Company’s repurchase program authorized on February 1, 2005.

On April 15, 2005, the Company retired 12.2 million of its shares held in treasury, which were valued at $410.2 million. At April 30, 2005, the Company held 925,265 shares in treasury, which were valued at $31.9 million.

On May 5, 2005, the Company initiated the purchase of approximately 5.7 million shares of its common stock in a private transaction for an aggregate of $180.0 million. This transaction is scheduled to settle and close on May 9, 2005

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

     Our operating performance during the first quarter of 2005 was led by our outdoor advertising business, primarily resulting from that division’s strong revenue growth. Domestic revenue growth was fueled by our bulletin and poster inventory. Our international outdoor advertising business’ revenue growth was lead by increased revenue per display on our street furniture and transit advertising inventory.

     Our radio broadcasting revenues declined 7% during the first quarter of 2005 compared to the same quarter of 2004. The first three months of 2005 comprised the first full quarter in which all of our radio stations operated under our Less is More initiative, by which we reduced our overall commercial minutes approximately 20% from 2004 levels. We also began to build a market for shorter length advertisements rather than the traditional 60-second commercials. Adoption by advertisers of the shorter length commercials has varied by market with the overall adoption rate slower than originally anticipated. As a result, revenues from both our local and national advertisements were down. In addition, non-cash trade revenues were down.

     Our live entertainment revenue declined 17% due to lower ticket revenues and merchandising and concession revenues. The lower ticket revenues were primarily attributable to the mix of events in the current quarter, which resulted in significantly less arena shows than the first quarter of 2004. Merchandising and concession revenues were down as a result of the different mix of events.

Strategic Realignment of Businesses

     On April 26, 2005, our Board of Directors approved a plan to sell approximately 10% of the common stock of Clear Channel Outdoor in an initial public offering. After consummation of the IPO, we will continue to hold a controlling stake in Clear Channel Outdoor. Clear Channel Outdoor will consist of our current domestic and international outdoor operations. We believe an IPO of Clear Channel Outdoor will provide several important benefits. A partially-separated Clear Channel Outdoor will enjoy greater strategic focus and flexibility. Additionally, Clear Channel Outdoor will be able to supplement its attractive organic growth profile by pursuing selective acquisitions using a currency based on its inherent valuation, rather than the blended valuation represented by our current common stock. This public currency will also enable Clear Channel Outdoor to better attract, retain and reward management in alignment with its performance.

     Our Board also approved a plan to spin-off the operations of Clear Channel Entertainment. After separation, Clear Channel Entertainment will be a separate, publicly-traded company in which we will not retain any ownership interest. We believe a spin-off of Clear Channel Entertainment will provide several important benefits. As a separate and largely unregulated public company, Clear Channel Entertainment will enjoy enhanced flexibility to pursue initiatives that can maximize its strategic and operating potential and will be poised to more effectively enhance shareholder value than under the current structure.

     Furthermore, we intend to pay a special dividend of $3.00 per share upon, and subject to, completion of the IPO of Clear Channel Outdoor and the spin-off of Clear Channel Entertainment. We will fund this special dividend with a combination of current cash balances, cash flow from operations, proceeds from the repayment of intercompany debt, and the proceeds of any new debt offerings. Our outstanding debt will remain our obligation.

     Each of the IPO of Clear Channel Outdoor, the spin-off of Clear Channel Entertainment and the special dividend are subject to receipt of a tax opinion of counsel and letter ruling from the IRS relating to the Clear Channel Entertainment spin-off, favorable market conditions, the filing and effectiveness of registration statements with the Securities and Exchange Commission and other customary conditions.

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

     During the first quarter of 2005, we completed the rollout of our Less is More initiative, which lowered the amount of commercial minutes played per hour by approximately 15% - 20% across our stations. A key component of Less is More is encouraging advertisers to invest in shorter advertisements rather than the traditional 60-second spot. Based on our research, we believe that the effectiveness of a commercial is not related to its length. Because effectiveness is not tied to the length of the advertisement, on a cost per thousand listeners reached basis, we can provide our advertisers a more efficient investment with our new shorter commercials than with the traditional 60-second commercials. Adoption by advertisers of shorter length commercials has varied by market, with the overall adoption rate slower than we had anticipated. However, we believe that this trend will improve as the year progresses.

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

     A significant portion of our radio segment’s expenses vary in connection with changes in revenue. These variable expenses primarily relate to costs in our sales department, such as salaries, commissions and bad debt. Our programming and general and administrative departments incur most of our fixed costs, such as talent costs, rights fees, utilities and office salaries. Lastly, our highly discretionary costs are in our marketing and promotions department, which we primarily incur to maintain and/or increase our audience share.

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

     To monitor the health of our outdoor business, management reviews average rates, average occupancy and inventory levels of each of our display faces by market. In addition, because a significant portion of our outdoor advertising is conducted in foreign markets, principally Europe, management looks at the operating results from our foreign operations on a constant dollar basis. A constant dollar basis allows for comparison of operations independent of foreign exchange movements. Our outdoor advertising revenue and divisional operating expenses increased in the first quarter of 2005 as compared to the first quarter of 2004 by approximately $18.8 million and $17.4 million, respectively, as a result of fluctuations in foreign currency exchange rates.

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

     To judge the health of our live entertainment business, management monitors the number of shows, average paid attendance, talent cost as a percent of revenue, sponsorship dollars and ticket revenues. In addition, because a significant portion of our live entertainment business is conducted in foreign markets, management looks at the operating results from our foreign operations on a constant dollar basis. A constant dollar basis allows for comparison of operations independent of foreign exchange movements. Our live entertainment revenue and divisional operating expenses increased in the first quarter of 2005 as compared to the first quarter of 2004 by approximately $6.3 million and $5.9 million, respectively, as a result of fluctuations in foreign currency exchange rates.

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

     The comparison of Three Months Ended March 31, 2005 to Three Months Ended March 31, 2004 is as follows:

Consolidated

(In thousands)	Three Months Ended March 31,
	2005	2004	% Change
Revenue	$1,884,940	$1,969,566	(4%)
Operating expenses:
Divisional operating expenses (excludes non-cash compensation expenses of $212 and $261 in 2005 and 2004, respectively)	1,479,742	1,499,718	(1%)
Non-cash compensation expense	1,764	918	92%
Depreciation and amortization	173,392	173,158	0%
Corporate expenses (excludes non-cash compensation expenses of $1,552 and $657 in 2005 and 2004, respectively)	51,417	49,364	4%

Operating income	178,625	246,408	(28%)
Interest expense	106,783	89,805
Gain (loss) on marketable securities	(1,073)	49,723
Equity in earnings of nonconsolidated affiliates	6,143	6,675
Other income (expense) — net	2,231	(17,270)

Income before income taxes	79,143	195,731
Income tax benefit (expense):
Current	(1,339)	(145,985)
Deferred	(29,922)	66,714

Net income	$47,882	$116,460

Consolidated Revenue

     Consolidated revenue declined $84.6 million during the first quarter of 2005 as compared to the first quarter of 2004, consisting of declines of $89.4 million and $59.4 million in our live entertainment and radio segments, respectively, partially offset by an increase of $57.4 million in our outdoor advertising segment. The decline in our live entertainment revenue was driven by lower ticket sales as well as lower concessions and merchandising revenue due to a different mix of events. Our radio segment experienced declines in both local and national revenue due to an overall reduction in commercial minutes, partially offset by average rate increases. Our outdoor segment saw revenue growth from a wide range of our advertising products both domestically and internationally.

Consolidated Divisional Operating Expenses

     Consolidated divisional operating expenses declined $20.0 million during the first quarter of 2005 as compared to the first quarter of 2004, led by a $68.4 million decline from our live entertainment segment, partially offset by a $43.6 million increase from our outdoor advertising segment. Divisional operating expenses in our radio segment were essentially flat for the first quarter of 2005 as compared to the first quarter of 2004. The decline in live entertainment operating expenses was associated with the decline in revenue. The increase in outdoor divisional operating expenses related to increased production and site-lease expense associated with the increase in revenue.

Non-cash Compensation Expense

     Non-cash compensation expense increased 92% during the first quarter of 2005 as compared to the first quarter of the prior year primarily from the granting of more restricted stock awards in the current quarter.

Corporate Expenses

     Corporate expenses increased $2.1 million during the first quarter of 2005 as compared to the first quarter of 2004 primarily related to an increase in corporate legal expenses. This increase was partially offset by a decrease in bonus expense.

Interest Expense

     Interest expense increased $17.0 million during the first quarter of 2005 as compared to the first quarter of 2004 primarily as a result of an increase in our average debt outstanding as well as an increase in our average cost of debt. Our debt balances and weighted average cost of debt at March 31, 2005 and 2004 were $7.7 billion, 5.6%, $6.3 billion and 5.0%, respectively.

Gain (loss) on Marketable Securities

     The loss on marketable securities for the first quarter of 2005 consisted entirely of changes in fair value of certain investment securities that are classified as trading and a related secured forward exchange contract associated with those securities.

     The gain on marketable securities during the first quarter of 2004 of $49.7 million consisted of a $47.0 million gain on the sale of our remaining investment in Univision Communications and a $2.7 million gain related to the change in fair value of certain investment securities that are classified as trading and a related secured forward exchange contract associated with those securities.

Other Income (Expense) — Net

     There were no individually significant items of other income (expense) — net during the first quarter of 2005. During the first quarter of 2004, other income (expense) — net consisted of a $31.4 million loss on the early extinguishment of debt, partially offset by an $11.6 million gain on the disposal of radio operating assets and a $2.5 million net gain on various other items.

Income Tax Benefit (Expense)

     Current tax expense decreased $144.6 million for the three months ended March 31, 2005. Current tax expense for the three months ended March 31, 2004 included $199.4 million related to the sale of our remaining investment in Univision Communications and certain radio operating assets. This expense was partially offset by a tax benefit of approximately $67.5 million related to the tax loss on our early extinguishment of debt recorded during the three months ended March 31, 2004. The remaining decrease during the current quarter is due to lower taxable income.

     Deferred tax expense for the three months ended March 31, 2005 was $29.9 million compared to a deferred tax benefit of $66.7 million for the three months ended March 31, 2004. There were no unusual deferred tax items recorded during the three months ended March 31, 2005. However, during the same period of the previous year, a $176.0 million deferred tax benefit was recorded related to the sale of our remaining investment in Univision. This benefit was partially offset by an approximate $54.3 million expense related to our early extinguishment of debt.

Segment Revenue and Divisional Operating Expenses

Radio Broadcasting

	Three Months Ended March 31,
(In thousands)	2005	2004	% Change
Revenue	$773,562	$832,944	(7%	)
Divisional operating expenses	511,207	512,328	(0%	)
Non-cash compensation	212	261	(19%	)
Depreciation and amortization	35,694	37,791	(6%	)

Operating income	$226,449	$282,564	(20%	)

     Our radio broadcasting revenues declined 7% during the first quarter of 2005 as compared to the first quarter of 2004. The decline is primarily due to a reduction in overall commercial minutes, partially offset by average rate increases. We experienced an equivalent decline on a percentage basis in both local and national advertising. Most of our advertising categories were down for the first quarter, with the largest dollar declines coming from automotive, telecommunications and entertainment. In addition, non-cash trade revenues declined during the first quarter of 2005, as compared to the first quarter of 2004. We continued the implementation of our Less is More initiative in the first quarter of 2005. As part of the Less is More initiative, we are attempting to reshape the radio business model with a shift from the traditional 60-second commercial to shorter length commercials. Adoption by advertisers of the shorter length commercials has varied by market, with the overall adoption rate slower than originally anticipated. We believe that this trend will improve as the year continues.

     Our radio broadcasting divisional operating expenses were essentially flat for the first quarter of 2005 as compared to the first quarter of last year. We saw declines in both trade and bonus expenses, associated with our decline in revenue, partially offset by an increase in programming expenses. Programming expenses were up primarily as a result of an increase in music license fees.

Outdoor Advertising

	Three Months Ended March 31,
(In thousands)	2005	2004	% Change
Revenue	$578,959	$521,593	11%
Divisional operating expenses	456,359	412,738	11%
Depreciation and amortization	98,266	99,750	(1%	)

Operating income	$24,334	$9,105	167%

     Our outdoor advertising revenue increased $57.4 million during the first quarter of 2005 as compared to the same quarter of 2004. The growth includes approximately $18.8 million from foreign exchange increases. Both our domestic and international operations contributed to the revenue growth. Our domestic revenue growth was led by bulletins as well as gains from mall, airport, and taxi advertisements. Driving the growth in bulletin revenue was an increase in average rate, while occupancy was slightly down. Both rate and occupancy for posters were up for the first quarter as compared to the same quarter of 2004. Strong domestic advertising categories for the first quarter of 2005 included automotive, entertainment, financial services, retail and telecommunications.

     Our first quarter international revenue growth was led by street furniture and transit revenues, with billboard revenues essentially flat as compared to the first quarter of 2004. Our street furniture business was particularly strong in Italy, Australia, the United Kingdom and Belgium. Driving the first quarter increase in street furniture and transit revenues were increases in average revenue per display, as well as an increase in the number of street furniture and transit displays as compared to the same quarter of 2004. Billboards saw a slight increase in the average revenue per display during the first quarter of 2005 as compared to the same quarter of the prior year.

     Divisional operating expenses increased $43.6 million during the first quarter of 2005 as compared to the same quarter of 2004. The growth includes approximately $17.4 million from foreign exchange increases. The remainder of the increase is associated principally with an increase in production and site lease expenses.

Live Entertainment

	Three Months Ended March 31,
(In thousands)	2005	2004	% Change
Revenue	$424,514	$513,958	(17%)
Divisional operating expenses	423,497	491,848	(14%)
Depreciation and amortization	17,537	15,548	13%

Operating income (loss)	$(16,520)	$6,562	(352%)

     Live entertainment revenue decreased 17% during the first quarter of 2005 as compared to the first quarter of 2004, primarily as a result of a decline in ticket revenue. Ticket revenues were down as a result of significantly fewer arena shows and due to the mix of events in the current quarter compared to the first quarter of the prior year. During the first quarter of 2004, we had large arena shows like Bette Midler and Britney Spears, with no comparable events in the first quarter of 2005. Ancillary revenues from concessions and merchandising were also down as a result of a lower number of shows. The declines were partially offset by an increase of $6.3 million related to foreign exchange.

     Divisional operating expenses declined 14% for the quarter ended March 31, 2005 as compared to the same quarter of 2004. The decline was associated with the decline in revenues. The decrease was partially offset by an increase of $5.9 million related to foreign exchange and an increase in litigation reserves.

Reconciliation of Segment Operating Income (Loss) to Consolidated Operating Income

(In thousands)	Three Months Ended March 31,
	2005	2004
Radio Broadcasting	$226,449	$282,564
Outdoor Advertising	24,334	9,105
Live Entertainment	(16,520)	6,562
Other	2,016	3,541
Corporate	(57,654)	(55,364)

Consolidated Operating Income	$178,625	$246,408

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

     Operating Activities:

     Net cash flow from operating activities of $380.0 million for the three months ended March 31, 2005 principally reflects a net income of $47.9 million plus depreciation and amortization of $173.4 million. Cash flow from operations also reflects a positive change in working capital of approximately $142.2 million primarily due to an increase in deferred income and a decrease in accounts receivable, partially offset by an increase in prepaid assets and a decrease in accounts payable and accrued expenses. Net cash flow from operating activities of $530.8 million for the three months ended March 31, 2004 principally reflects a net income of $116.5 million plus depreciation and amortization of $173.2 million. Cash flow from operations also reflects a positive change in working capital of approximately $210.8 million primarily due to an increase in deferred income and a decrease in accounts receivable.

     Investing Activities:

     Net cash used in investing activities of $65.5 million for the three months ended March 31, 2005 principally reflects the purchases of property, plant and equipment and the acquisition of operating assets of $99.3 million. Net cash provided by investing activities of $435.7 million for the three months ended March 31, 2004 principally reflects proceeds from the sale of our remaining investment in Univision of $599.4 million, partially offset by capital expenditures of $70.8 million related to purchases of property, plant and equipment and $95.1 million primarily related to acquisitions of radio and outdoor assets.

     Financing Activities:

     Net cash used in financing activities for the three months ended March 31, 2005 principally reflect $593.9 million used to purchase our common stock and $70.9 million in dividend payments, partially offset by $395.7 million of net proceeds primarily from our credit facility. Net cash used in financing activities for the three months ended March 31, 2004 principally reflect the net reduction in debt of $846.3 million and $61.6 million in dividend payments, partially offset by proceeds of $12.2 million related to the exercise of stock options.

     We expect to fund anticipated cash requirements (including payments of principal and interest on outstanding indebtedness and commitments, acquisitions, anticipated capital expenditures, quarterly dividends and share repurchases) for the foreseeable future with cash flows from operations and various externally generated funds.

SOURCES OF CAPITAL

As of March 31, 2005 and December 31, 2004 we had the following debt outstanding:

(In millions)	March 31,	December 31,
	2005	2004
Credit facility	$764.6	$350.5
Long-term bonds (a)	6,804.4	6,846.1
Other borrowings	163.8	183.2

Total Debt	7,732.8	7,379.8
Less: Cash and cash equivalents	271.3	210.5

	$7,461.5	$7,169.3

(a)	Includes $13.0 million and $13.8 million in unamortized fair value purchase accounting adjustment premiums related to the merger with AMFM at March 31, 2005 and December 31, 2004, respectively. Also includes ($23.5) million and $6.5 million related to fair value adjustments for interest rate swap agreements at March 31, 2005 and December 31, 2004, respectively.

Credit Facility

     We have a multi-currency revolving credit facility in the amount of $1.75 billion, which can be used for general working capital purposes including commercial paper support as well as to fund capital expenditures, share repurchases, acquisitions and the refinancing of public debt securities. At March 31, 2005, the outstanding balance on this facility was $764.6 million and, taking into account letters of credit of $162.4 million, $822.4 million was available for future borrowings, with the entire balance to be repaid on July 12, 2009.

     During the three months ended March 31, 2005, we made principal payments totaling $72.7 million and drew down $469.2 million on the credit facility. As of April 30, 2005, the credit facility’s outstanding balance was $901.8 million and, taking into account outstanding letters of credit, $600.7 million was available for future borrowings.

Shelf Registration

     On April 22, 2004, we filed a Registration Statement on Form S-3 covering a combined $3.0 billion of debt securities, junior subordinated debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units. The shelf registration statement also covers preferred securities that may be issued from time to time by our three Delaware statutory business trusts and guarantees of such preferred securities by us. The SEC declared this shelf registration statement effective on April 26, 2004. After debt offerings on September 15, 2004, November 17, 2004, and December 16, 2004, $1.75 billion remains available from this shelf registration statement.

Debt Covenants

     The significant covenants on our $1.75 billion five-year, multi-currency revolving credit facility relate to leverage and interest coverage contained and defined in the credit agreement. The leverage ratio covenant requires us to maintain a ratio of consolidated funded indebtedness to operating cash flow (as defined by the credit agreement) of less than 5.25x. The interest coverage covenant requires us to maintain a minimum ratio of operating cash flow (as defined by the credit agreement) to interest expense of 2.50x. In the event that we do not meet these covenants, we are considered to be in default on the credit facility at which time the credit facility may become immediately due. At March 31, 2005, our leverage and interest coverage ratios were 3.35x and 6.01x, respectively. This credit facility contains a cross default provision that would be triggered if we were to default on any other indebtedness greater than $200.0 million.

     Our other indebtedness does not contain provisions that would make it a default if we were to default on our credit facility.

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

     Additionally, our 8% senior notes due 2008, which were originally issued by AMFM Operating Inc., a wholly-owned subsidiary of Clear Channel, contain certain restrictive covenants that limit the ability of AMFM Operating Inc. to incur additional indebtedness, enter into certain transactions with affiliates, pay dividends, consolidate, or effect certain asset sales.

     At March 31, 2005, we were in compliance with all debt covenants. We expect to remain in compliance throughout 2005.

USES OF CAPITAL

Dividends

     On October 20, 2004 and February 16, 2005, our Board of Directors declared a quarterly cash dividend of $0.125 per share on our common stock. Dividend payments of $70.9 million and $68.8 million were disbursed on January 15, 2005 and April 15, 2005, respectively, to shareholders of record at the close of business on December 31, 2004 and March 31, 2005, respectively. Additionally, on April 26, 2005 our Board of Directors declared a quarterly cash dividend of $0.1875 per share of our common stock to be paid on July 15, 2005 to shareholders of record on June 30, 2005.

     In conjunction with our strategic realignment plan approved by our Board on April 26, 2005, we intend to pay a special dividend of $3.00 per share upon, and subject to, completion of the IPO of Clear Channel Outdoor and the spin-off of Clear Channel Entertainment. We will fund this special dividend with a combination of current cash balances, cash flow from operations, proceeds from the repayment of intercompany debt, and the proceeds of any new debt offerings.

Acquisitions

     During the three months ended March 31, 2005, we acquired radio stations for $3.9 million in cash. We also acquired outdoor display faces for $5.3 million in cash. Our live entertainment segment made cash payments of $1.5 million primarily related to the acquisition of a theater venue operator in Spain. In addition, our national representation firm acquired contracts for $7.1 million in cash.

Capital Expenditures

     Capital expenditures were $81.5 million and $70.8 million in the quarters ended March 31, 2005 and 2004, respectively.

	Three Months Ended March 31, 2005 Capital Expenditures
(In millions)	Radio	Outdoor	Entertainment	Corporate and Other	Total
Non-revenue producing	$22.3	$14.6	$7.2	$1.9	$46.0
Revenue producing	—	20.1	15.4	—	35.5

	$22.3	$34.7	$22.6	$1.9	$81.5

Treasury Stock Transactions

     Our Board of Directors approved two separate share repurchase programs during 2004, each for $1.0 billion. On February 1, 2005, our Board of Directors approved a third $1.0 billion share repurchase program. As of April 30, 2005, 71.7 million shares had been repurchased for an aggregate purchase price of $2.5 billion, including commission and fees, under all three share repurchase programs. From January 1, 2005 through April 30, 2005, we repurchased 20.2 million shares of our common stock for an aggregate purchase price of $671.1 million, including commission and fees.

     On May 5, 2005, we initiated the purchase of approximately 5.7 million shares of our common stock in a private transaction for an aggregate of $180.0 million. This transaction is scheduled to settle and close on May 9, 2005

Commitments, Contingencies and Guarantees

     Commitments and Contingencies

     We are among the defendants in a lawsuit filed September 3, 2002 by JamSports and Clear Channel Entertainment in the United States Federal District Court for the Northern District of Illinois. The plaintiff alleged that we violated Section One and Section Two of the Sherman Antitrust Act and wrongfully interfered in the plaintiff’s contractual rights. On March 21, 2005, the jury rendered its verdict finding that we had not violated the antitrust laws, but had tortiously interfered with the contract which the plaintiff had entered into with AMA Pro Racing and with the plaintiff’s prospective economic advantage. In connection with the findings regarding tortious interference, the jury awarded to the plaintiffs approximately $17.0 million in lost profits and $73.0 million in punitive damages. We are vigorously seeking to overturn or nullify the adverse verdict and damage award regarding tortious interference including, if necessary, pursuing appropriate appeals.

     There are various other lawsuits and claims pending against us. Based on current assumptions, we have accrued an estimate of the probable costs for the resolution of these claims. Future results of operations could be materially affected by changes in these assumptions.

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

     Guarantees

     As of March 31, 2005, we guaranteed the debt of third parties of approximately $13.5 million primarily related to long-term operating contracts. The third parties’ associated operating assets secure a substantial portion of these obligations.

Market Risk

     Interest Rate Risk

     At March 31, 2005, approximately 28% of our long-term debt, including fixed-rate debt on which we have entered into interest rate swap agreements, bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the quarter’s average interest rate under these borrowings, it is estimated that our interest expense for the three months ended March 31, 2005 would have changed by $10.9 million and that our net income for the three months ended March 31, 2005 would have changed by $6.8 million. In the event of an adverse change in interest rates, management may take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this interest rate analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

     At March 31, 2005, we had entered into interest rate swap agreements with a $1.3 billion aggregate notional amount that effectively float interest at rates based upon LIBOR. These agreements expire from February 2007 to March 2012. The fair value of these agreements at March 31, 2005 was a liability of $23.5 million.

     Equity Price Risk

     The carrying value of our available-for-sale and trading equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at March 31, 2005 by $63.3 million and would change accumulated comprehensive income (loss) and net income by $34.7 million and $4.5 million, respectively. At March 31, 2005, we also held $18.1 million of investments that do not have a quoted market price, but are subject to fluctuations in their value.

     We maintain derivative instruments on certain of our available-for-sale and trading equity securities to limit our exposure to and benefit from price fluctuations on those securities.

     Foreign Currency

     We have operations in countries throughout the world. Foreign operations are measured in their local currencies except in hyper-inflationary countries in which we operate. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. To mitigate a portion of the exposure of international currency fluctuations, we maintain a natural hedge through borrowings in currencies other than the U.S. dollar. In addition, we have a U.S. dollar — Euro cross currency swap which is also designated as a hedge of our net investment in foreign denominated assets. These hedge positions are reviewed monthly. Our foreign operations reported a net loss of $24.4 million for the quarter ended March 31, 2005. It is estimated that a 10% change in the value of the U.S. dollar to foreign currencies would change net income for the quarter ended March 31, 2005 by $2.4 million.

     Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of our investments in various countries, all of which are accounted for under the equity method. It is estimated that the result of a 10% fluctuation in the value of the dollar relative to these foreign currencies at March 31, 2005 would change our equity in earnings of nonconsolidated affiliates by $.6 million and would change our net income by approximately $.4 million for the quarter ended March 31, 2005.

     This analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

Recent Accounting Pronouncements

     In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 is an interpretation of FASB Statement 143, Asset Retirement Obligations, which was issued in June 2001. According to FIN 47, uncertainty about the timing and (or) method of settlement because they are conditional on a future event that may or may not be within the control of the entity should be factored into the measurement of the asset retirement obligation when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted, but is not required. We adopted FIN 47 on January 1, 2005, which did not materially impact our financial position or results of operations.

     In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 Share-Based Payment (“SAB 107”). SAB 107 expresses the SEC staff’s views regarding the interaction between Statement of Financial Accounting Standards No. 123(R) Share-Based Payment (“Statement 123(R)”) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first time adoption of Statement 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123(R) and the modification of employee share options prior to adoption of Statement 123(R). We are unable to quantify the impact of adopting SAB 107 and Statement 123(R) at this time because it will depend on levels of share-based payments granted in the future. Additionally, we are still evaluating the assumptions we will use upon adoption.

     In April 2005, the SEC issued a press release announcing that it would provide for phased-in implementation guidance for Statement 123(R). The SEC would require that registrants that are not small business issuers adopt Statement 123(R)’s fair value method of accounting for share-based payments to employees no later than the beginning of the first fiscal year beginning after June 15, 2005. We intend to adopt Statement 123(R) on January 1, 2006.

Inflation

     Inflation has affected our performance in terms of higher costs for wages, salaries and equipment. Although the exact impact of inflation is indeterminable, we believe we have offset these higher costs in various manners.

Ratio of Earnings to Fixed Charges

     The ratio of earnings to fixed charges is as follows:

Three Months ended
March 31,		Year Ended December 31,
2005	2004	2004	2003	2002	2001	2000
1.37	2.05	2.80	3.62	2.62	*	2.20

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

Risks Regarding Forward Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Except for the historical information, this report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including the future levels of cash flow from operations. Management believes that all statements that express expectations and projections with respect to future matters, including the success of our strategic realignment plan, our Less is More initiative; the strategic fit of radio assets; expansion of market share; our ability to negotiate contracts having more favorable terms; and the availability of capital resources; are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our financial performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management’s expectations will necessarily come to pass.

     Various risks that could cause future results to differ from those expressed by the forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to:

•	the impact of general economic conditions in the U.S. and in other countries in which we currently do business, including those resulting from recessions, political events and acts or threats of terrorism or military conflicts;
•	the impact of the geopolitical environment;
•	our ability to integrate the operations of recently acquired companies;
•	shifts in population and other demographics;
•	industry conditions, including competition;
•	fluctuations in operating costs;
•	technological changes and innovations;
•	changes in labor conditions;
•	fluctuations in exchange rates and currency values;
•	changes in capital expenditure requirements;
•	the outcome of pending and future litigation;
•	changes in governmental regulations and policies and actions of regulatory bodies;
•	fluctuations in interest rates;
•	the effect of leverage on our financial position and earnings;
•	changes in tax rates;
•	risks and costs inherent in the contemplated IPO, spin-off, cash dividends or borrowings;
•	access to capital markets and changes in credit ratings, including those that may result from the proposed strategic realignment; and
•	certain other factors set forth in our SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

     We are among the defendants in a lawsuit filed September 3, 2002 by JamSports and Clear Channel Entertainment in the United States Federal District Court for the Northern District of Illinois. The plaintiff alleged that we violated Section One and Section Two of the Sherman Antitrust Act and wrongfully interfered in the plaintiff’s contractual rights. On March 21, 2005, the jury rendered its verdict finding that we had not violated the antitrust laws, but had tortiously interfered with the contract which the plaintiff had entered into with AMA Pro Racing and with the plaintiff’s prospective economic advantage. In connection with the findings regarding tortious interference, the jury awarded to the plaintiffs approximately $17.0 million in lost profits and $73.0 million in punitive damages. We are vigorously seeking to overturn or nullify the adverse verdict and damage award regarding tortious interference including, if necessary, pursuing appropriate appeals.

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

     On March 30, 2004, July 21, 2004, and then again on February 1, 2005, we publicly announced that our Board of Directors authorized share repurchase programs each up to $1.0 billion effective immediately. The March 30, 2004 program was completed at August 2, 2004 and the July 21, 2004 program was completed at February 4, 2005 upon the repurchase of $1.0 billion each in our shares. The February 1, 2005 share repurchase program will expire on January 31, 2006, although prior to such time the program may be discontinued or suspended at any time. During the three months ended March 31, 2005, we repurchased the following shares:

	Total		Total Number of Shares	Maximum Dollar Value of
	Number of	Average	Purchased as Part of	Shares that May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Programs	Programs
January 1 through January 31	2,759,446	$33.10	2,606,200	$75,168,084
February 1 through February 28	4,633,925	$33.12	4,633,925	$921,712,028
March 1 through March 31	10,410,200	$33.53	10,410,200	$572,662,157

Total	17,803,571		17,650,325

Item 6. Exhibits

     See Exhibit Index on Page 29

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL COMMUNICATIONS, INC.
May 6, 2005	/s/ Randall T. Mays

Randall T. Mays
Executive Vice President and Chief Financial Officer

May 6, 2005	/s/ Herbert W. Hill, Jr.

Herbert W. Hill, Jr.
Senior Vice President and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of October 5, 2001, by and among Clear Channel, CCMM Sub, Inc. and The Ackerley Group, Inc. (incorporated by reference to the exhibits of Clear Channel’s Current Report on Form 8-K filed October 9, 2001).

3.1	Current Articles of Incorporation of the Company (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-3 (Reg. No. 333-33371) dated September 9, 1997).

3.2	Fourth Amended and Restated Bylaws of the Company (incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K dated April 26, 2005).

3.3	Amendment to the Company’s Articles of Incorporation (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Second Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

3.5	Third Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000).

4.1	Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B.J. McCombs, John M. Schaefer and John W. Barger, dated August 3, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.2	Waiver and Second Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated August 17, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.3	Waiver and Third Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated July 26, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.4	Waiver and Fourth Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated September 27, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.5	Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B. J. McCombs, John M. Schaefer and John W. Barger, dated May 31, 1977 (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-1 (Reg. No. 33-289161) dated April 19, 1984).

4.6	Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

4.7	Second Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

4.8	Third Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

Exhibit Number	Description
4.9	Sixth Supplemental Indenture dated June 21, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channel’s registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.10	Seventh Supplemental Indenture dated July 7, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channel’s registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.11	Ninth Supplemental Indenture dated September 12, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

4.12	Tenth Supplemental Indenture dated October 26, 2001, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

4.13	Eleventh Supplemental Indenture dated January 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.14	Twelfth Supplemental Indenture dated March 17, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated March 18, 2003).

4.15	Thirteenth Supplemental Indenture dated May 1, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated May 2, 2003).

4.16	Fourteenth Supplemental Indenture dated May 21, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated May 22, 2003).

4.17	Fifteenth Supplemental Indenture dated November 5, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated November 14, 2003).

4.18	Sixteenth Supplemental Indenture dated December 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated December 10, 2003).

4.19	Seventeenth Supplemental Indenture dated September 15, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated September 15, 2004).

Exhibit Number	Description
4.20	Eighteenth Supplemental Indenture dated November 22, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated November 17, 2004).

4.21	Nineteenth Supplemental Indenture dated December 13, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated December 13, 2004).

10.1	Form of 2001 Stock Incentive Plan Stock Option Agreement for a Stock Option with a Ten Year Term (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated January 12, 2005).

10.2	Form of 2001 Stock Incentive Plan Stock Option Agreement for a Stock Option with a Seven Year Term (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated January 12, 2005).

10.3	Form of 2001 Stock Incentive Plan Restricted Stock Award Agreement (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated January 12, 2005).

10.4	Amended and Restated Employment Agreement by and between Clear Channel Communications, Inc. and L. Lowry Mays dated March 10 2005 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K filed March 13, 2005).

10.5	Amended and Restated Employment Agreement by and between Clear Channel Communications, Inc. and Mark P. Mays dated March 10, 2005 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K filed March 13, 2005).

10.6	Amended and Restated Employment Agreement by and between Clear Channel Communications, Inc. and Randall T. Mays dated March 10, 2005 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K filed March 13, 2005).

11	Statement re: Computation of Per Share Earnings.

12	Statement re: Computation of Ratios.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.