Form 10-Q
period 2005-06-30
CLEAR CHANNEL COMMUNICATIONS INC
filed 2005-08-09
CIK 739708

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005	Commission file number 1-9645
CLEAR CHANNEL COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Texas	74-1787539
(State of Incorporation)	(I.R.S. Employer Identification No.)
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
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate the number of shares outstanding of each class of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2005

Common Stock, $.10 par value	542,642,603

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

PART I
Item 1. UNAUDITED FINANCIAL STATEMENTS
CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$321,304	$210,476
Accounts receivable, less allowance of $58,162 at June 30, 2005 and $57,574 December 31, 2004	1,727,884	1,658,650
Prepaid expenses	392,570	213,387
Other current assets	258,831	187,409

Total Current Assets	2,700,589	2,269,922

Property, Plant and Equipment
Land, buildings and improvements	1,726,602	1,740,990
Structures	3,036,170	3,110,233
Towers, transmitter and studio equipment	868,419	845,295
Furniture and other equipment	752,540	779,632
Construction in progress	143,763	95,305

	6,527,494	6,571,455
Less accumulated depreciation	2,565,886	2,447,181

	3,961,608	4,124,274

Intangible Assets
Definite-lived intangibles, net	559,199	629,663
Indefinite-lived intangibles — licenses	4,311,783	4,323,297
Indefinite-lived intangibles — permits	212,485	211,690
Goodwill	7,205,944	7,220,444

Other Assets
Notes receivable	14,811	16,801
Investments in, and advances to, nonconsolidated affiliates	400,716	395,371
Other assets	363,945	348,898
Other investments	359,662	387,589

Total Assets	$20,090,742	$19,927,949

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY
(In thousands)

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)
Current Liabilities
Accounts payable and accrued expenses	$1,347,862	$1,295,106
Accrued interest	112,592	95,525
Accrued income taxes	109,669	34,683
Current portion of long-term debt	370,406	417,275
Deferred income	663,338	317,682
Other current liabilities	14,202	24,281

Total Current Liabilities	2,618,069	2,184,552

Long-term debt	7,526,322	6,962,560
Other long-term obligations	188,426	283,937
Deferred income taxes	336,194	237,827
Other long-term liabilities	695,103	703,766

Minority interest	64,562	67,229

Shareholders’ Equity
Common stock	54,198	56,757
Additional paid-in capital	28,348,014	29,183,595
Accumulated deficit	(19,835,732)	(19,933,777)
Accumulated other comprehensive income	103,205	194,590
Other	—	(213)
Cost of shares held in treasury	(7,619)	(12,874)

Total shareholders’ equity	8,662,066	9,488,078

Total Liabilities and Shareholders’ Equity	$20,090,742	$19,927,949

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Revenue	$4,343,691	$4,454,600	$2,458,751	$2,485,034

Operating expenses:
Divisional operating expenses (excludes non-cash compensation expenses of $212, $493, $-0- and $232 for the six and three months ended June 30, 2005 and 2004, respectively)	3,270,234	3,260,031	1,790,492	1,760,313
Non-cash compensation expense	3,439	1,833	1,675	915
Depreciation and amortization	341,383	340,912	167,991	167,754
Corporate expenses (excludes non-cash compensation expenses of $3,227, $1,340, $1,675 and $683 for the six and three months ended June 30, 2005 and 2004, respectively)	99,573	95,945	48,156	46,581

Operating income	629,062	755,879	450,437	509,471

Interest expense	212,270	175,208	105,487	85,403
Gain (loss) on marketable securities	537	44,220	1,610	(5,503)
Equity in earnings of nonconsolidated affiliates	15,977	17,310	9,834	10,635
Other income (expense) – net	10,684	(19,964)	8,453	(2,694)

Income before income taxes	443,990	622,237	364,847	426,506
Income tax (expense) benefit:
Current	(109,390)	(252,873)	(108,051)	(106,888)
Deferred	(65,986)	866	(36,064)	(65,848)

Net income	268,614	370,230	220,732	253,770

Other comprehensive income, net of tax:

Foreign currency translation adjustments	(94,569)	(27,001)	(51,026)	(29,915)
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) on marketable securities	(18,973)	(7,353)	12,058	(1,176)
Unrealized holding gain (loss) on cash flow derivatives	22,157	(16,514)	(7,591)	51
Reclassification adjustment for (gains) losses included in net income	—	(32,513)	—	(938)

Comprehensive income	$177,229	$286,849	$174,173	$221,792

Net income per common share:
Basic	$.49	$.60	$.41	$.42

Diluted	$.49	$.60	$.40	$.41

Dividends declared per share	$.3125	$.20	$.1875	$.10
See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2005	2004
Cash Flows from operating activities:
Net income	$268,614	$370,230

Reconciling Items:
Depreciation and amortization	341,383	340,912
Deferred taxes	65,986	(866)
(Gain) loss on disposal of assets	(5,476)	(11,698)
(Gain) loss on sale of other investments	—	(48,429)
(Gain) loss on forward exchange contract	4,731	(8,806)
(Gain) loss on trading securities	(5,268)	13,015
Increase (decrease) accrued income and other taxes	75,419	79,809
Increase (decrease) other, net	(15,525)	19,764
Changes in other operating assets and liabilities, net of effects of acquisitions	44,215	149,883

Net cash provided by (used in) operating activities	774,079	903,814

Cash flows from investing activities:
(Investment) in liquidation of restricted cash	—	(4,002)
Decrease (increase) in notes receivable — net	1,990	1,448
Decrease (increase) in investments in and advances to nonconsolidated affiliates — net	4,859	(3,216)
Purchases of investments	(207)	(1,023)
Proceeds from sale of investments	370	607,186
Purchases of property, plant and equipment	(183,168)	(156,645)
Proceeds from disposal of assets	13,783	9,013
Proceeds from divestitures placed in restricted cash	—	44,038
Acquisition of operating assets	(90,157)	(130,161)
Acquisition of operating assets with restricted cash	—	(39,857)
Decrease (increase) in other—net	16,261	(6,516)

Net cash (used in) provided by investing activities	(236,269)	320,265

Cash flows from financing activities:
Draws on credit facilities	993,188	2,146,207
Payments on credit facilities	(436,946)	(1,918,342)
Payments on long-term debt	(2,910)	(609,443)
Proceeds from exercise of stock options and stock purchase plan	18,586	16,261
Dividends paid	(139,760)	(123,329)
Payments for purchase of common shares	(859,140)	(626,008)

Net cash used in financing activities	(426,982)	(1,114,654)

Net increase in cash and cash equivalents	110,828	109,425

Cash and cash equivalents at beginning of period	210,476	123,334

Cash and cash equivalents at end of period	$321,304	$232,759

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

(In thousands, except per share data)	The six months ended June 30,		The three months ended June 30,
	2005	2004	2005	2004
Net income
Reported	$268,614	$370,230	$220,732	$253,770
Pro forma stock compensation expense, net of tax	(15,976)	(37,584)	(6,794)	(21,799)

Pro Forma	$252,638	$332,646	$213,938	$231,971

Net income
Basic:
Reported	$.49	$.60	$.41	$.42
Pro Forma	$.46	$.54	$.39	$.38

Net income
Diluted:
Reported	$.49	$.60	$.40	$.41
Pro Forma	$.46	$.54	$.39	$.38
The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for 2005 and 2004:

	2005	2004
Risk-free interest rate	3.76% — 4.15%	2.21% — 4.30%
Dividend yield	1.46% — 2.30%	.9% — .93%
Volatility factors	25%	42% — 50%
Expected life in years	5.0 — 7.5	3.0 — 7.5

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
In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF 05-6, Determining the Amortization Period of Leasehold Improvements (“EITF 05-6”). EITF 05-6 requires that assets recognized under capital leases generally be amortized in a manner consistent with the lessee’s normal depreciation policy except that the amortization period is limited to the lease term (which includes renewal periods that are reasonably assured). EITF 05-6 also addresses the determination of the amortization period for leasehold improvements that are purchased subsequent to the inception of the lease. Leasehold improvements acquired in a business combination or purchased subsequent to the inception of the lease should be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. The Company will adopt EITF 05-6 on July 1, 2005 and does not expect adoption to materially impact its financial position or results of operations.
Note 2: INTANGIBLE ASSETS AND GOODWILL
     Definite-lived Intangibles
The Company has definite-lived intangible assets which consist primarily of transit and street furniture contracts and other contractual rights in the outdoor segment, talent and program right contracts in the radio segment, and contracts for non-affiliated radio and television stations in the Company’s media representation operations, all of which are amortized over the respective lives of the agreements. Other definite-lived intangible assets are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at June 30, 2005 and December 31, 2004:

(In thousands)	June 30, 2005		December 31, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Transit, street furniture, and other outdoor contractual rights	$644,122	$378,678	$688,373	$364,939
Talent contracts	202,161	166,082	202,161	155,647
Representation contracts	290,375	113,715	268,283	94,078
Other	196,489	115,473	197,462	111,952

Total	$1,333,147	$773,948	$1,356,279	$726,616

Total amortization expense from definite-lived intangible assets for the three and six months ended June 30, 2005 and for the year ended December 31, 2004 was $37.4 million, $78.2 million and $136.6 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2006	$127,306
2007	77,823
2008	43,691
2009	36,301
2010	28,910
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
     Goodwill
The Company tests goodwill for impairment using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the six-month period ended June 30, 2005:

(In thousands)	Radio	Outdoor	Entertainment	Other	Total
Balance as of December 31, 2004	$6,369,182	$787,694	$34,429	$29,139	$7,220,444
Acquisitions	11,391	1,941	7,536	8,918	29,786
Foreign currency	—	(40,028)	(3,594)	—	(43,622)
Adjustments	(468)	(221)	27	(2)	(664)

Balance as of June 30, 2005	$6,380,105	$749,386	$38,398	$38,055	$7,205,944

Note 3: DERIVATIVE INSTRUMENTS
The Company holds a net purchased option (the “collar”) under a secured forward exchange contract that limits its exposure to and benefit from price fluctuations in XM Satellite Radio Holding, Inc. (“XMSR”) over the term of the contract. The collar is accounted for as a hedge of the forecasted sale of the underlying shares. At June 30, 2005 and December 31, 2004, the fair value of the collar was a liability recorded in “Other long-term obligations” of $172.4 million and $208.1 million, respectively, and the amount recorded in other comprehensive income (loss), net of tax, related to the change in fair value of the collar for the six months ended June 30, 2005 and the year ended December 31, 2004 was $22.2 million, and $(65.8) million, respectively.
The Company also holds options under two secured forward exchange contracts that limit its exposure to and benefit from price fluctuations in American Tower Corporation (“AMT”) over the terms of the contracts. These options are not designated as hedges of the underlying shares of AMT. The AMT contracts had a value of $25.1 million and $29.9 million at June 30, 2005 and December 31, 2004, respectively. For the six months ended June 30, 2005 and year ended December 31, 2004, the Company recognized losses of $4.8 million and $17.4 million, respectively, in “Gain (loss) on marketable securities” related to the change in fair value of the options. To offset the change in the fair value of these contracts, the Company has recorded AMT shares as trading securities. During the six months ended June 30, 2005 and year ended December 31, 2004, the Company recognized gains of $5.3 million and $15.2 million, respectively, in “Gain (loss) on marketable securities” related to the change in the fair value of the shares.
As a result of the Company’s foreign operations, the Company is exposed to foreign currency exchange risks related to its investment in net assets in foreign countries. To manage this risk, on February 25, 2004, the Company entered into a United States dollar — Euro cross currency swap with a Euro notional amount of €497.0 million and a corresponding U.S. dollar notional amount of $629.0 million. This cross currency swap had a value of $16.0 million and $75.8 million at June 30, 2005 and December 31, 2004, respectively, which was recorded in “Other long-term obligations”. The cross currency swap requires the Company to make fixed cash payments on the Euro notional amount while it receives fixed cash payments on the equivalent U.S. dollar notional amount, all on a semiannual basis. The Company has designated the cross currency swap as a hedge of its net investment in Euro denominated assets. The Company selected the forward method under the guidance of the Derivatives Implementation Group Statement 133 Implementation Issue H8, Foreign Currency Hedges: Measuring the Amount of Ineffectiveness in a Net Investment Hedge. The forward method requires all changes in the fair value of the cross currency swap and the semiannual cash payments to be reported as a cumulative translation adjustment in other comprehensive income (loss) in the same manner as the underlying hedged net assets. As of the six months ended June 30, 2005 and year ended December 31, 2004, a loss, net of tax of $10.2 million, and $47.5 million, respectively, was recorded as a cumulative translation adjustment to other comprehensive income (loss) related to the cross currency swap.
Note 4: RECENT DEVELOPMENTS
     Company Share Repurchase Program
On February 1, 2005, the Company’s Board of Directors authorized its third share repurchase program of up to $1.0 billion effective immediately. The first two share repurchase programs, each for $1.0 billion, were authorized during 2004 and have each been completed. This third $1.0 billion share repurchase program will expire on January 31, 2006, although the program may be discontinued or suspended at anytime prior to its expiration. On May 10, 2005, the Company completed the purchase of approximately 5.7 million shares of its common stock from affiliates of Hicks, Muse, Tate & Furst, L.P. for an aggregate of $180.0 million. As of June 30, 2005, including the purchase on May 10, 2005, the Company had purchased 77.4 million shares for an aggregate purchase price of $2.7 billion, including commission and fees, under all three share repurchase programs.

     Recent Legal Proceedings
At the U.S. House Judiciary Committee hearing on July 29, 2003, an Assistant United States Attorney General announced that the Department of Justice (“DOJ”) is pursuing two separate antitrust inquiries concerning the Company. One inquiry is whether the Company has violated antitrust laws in one of our radio markets. The other is whether the Company has tied radio airplay or the use of certain concert venues to the use of the Company’s concert promotion services, in violation of antitrust laws. The Company is cooperating with DOJ requests.
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
On February 7, 2005, the Company received a subpoena from the State of New York Attorney General’s office, requesting information on policies and practices regarding record promotion on radio stations in the state of New York. The Company is cooperating with this subpoena.
The Company and its subsidiary, Clear Channel Entertainment, are among the defendants in a lawsuit filed September 3, 2002 by JamSports in the United States Federal District Court for the Northern District of Illinois. The plaintiff alleged that the Company violated federal antitrust laws and wrongfully interfered in the plaintiff’s business and contractual rights. On March 21, 2005, the jury rendered its verdict finding that the Company had not violated the antitrust laws, but had tortiously interfered with the contract which the plaintiff had entered into with co-defendant AMA Pro Racing and with the plaintiff’s prospective economic advantage. In connection with the findings regarding tortious interference, the jury awarded to the plaintiffs approximately $17.0 million in lost profits and $73.0 million in punitive damages. The Company is vigorously seeking to overturn or nullify the adverse verdict and damage award regarding tortious interference including, if necessary, pursuing appropriate appeals. In April 2005, the Company filed a Renewed Motion for Judgment as a Matter of Law and Motion for a New Trial, to seek a judgment notwithstanding the verdict or a new trial from the U.S. District Court that tried the case, which motion is pending before the District Court.
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
Note 5: RESTRUCTURING
As a result of the Company’s mergers with The Ackerley Group, Inc. (“Ackerley”) in 2002, and SFX Entertainment, Inc. (“SFX”) and AMFM Inc. (“AMFM”) in 2000, the Company restructured the Ackerley, SFX and AMFM operations. The Ackerley corporate office in Seattle was closed in July 2002, the AMFM corporate offices in Dallas and Austin, Texas were closed in March 2001 and a portion of the SFX corporate office in New York was closed in June 2001. Other operations of Ackerley and AMFM have either been discontinued or integrated into existing similar operations. As of June 30, 2005, the restructuring has resulted in the actual termination of approximately 800 employees. The Company has recorded a liability in purchase accounting for Ackerley, SFX and AMFM, primarily related to severance for terminated employees and lease terminations as follows:

(In thousands)	Six Months Ended	Year Ended
	June 30, 2005	December 31, 2004
Severance and lease termination costs:
Accrual at January 1	$11,015	$57,140
Adjustments to restructuring accrual	—	(43,623)
Payments charged against restructuring accrual	(1,842)	(2,502)

Ending balance of severance and lease termination accrual	$9,173	$11,015

The remaining severance and lease termination accrual at June 30, 2005 is comprised of $1.4 million of severance and $7.8 million of lease termination costs. The severance accrual includes amounts that will be paid over the next several years related to deferred payments to former employees as well as other compensation. The lease termination accrual will be paid over the next nine years. During the first half of 2005, $1.0 million was paid and charged to the restructuring accrual relating to severance. The Company made adjustments to finalize the purchase price allocation for both the AMFM and SFX mergers during 2001 and the purchase price allocation related to the Ackerley merger was finalized in 2003. During 2004, the Company reduced its restructuring reserve by approximately $43.6 million, as amounts previously recorded were no longer expected to be paid. This reversal was recorded as an adjustment to the purchase price. Any future potential excess reserves will be recorded as an adjustment to the purchase price.
In addition to the restructuring described above, the Company restructured its outdoor advertising operations in Spain and France during 2004 and 2003, respectively. As a result of the Spain restructuring, the Company recorded a $4.1 million accrual in divisional operating expenses; $2.2 million was related to severance and $1.9 million was related to consulting and other costs. As a result of the France restructuring, the Company recorded a $13.8 million accrual in divisional operating expenses; $12.5 million was related to severance and $1.3 million was related to lease terminations and consulting costs. As of June 30, 2005, the aggregate accrual balance relating to the Spain and France restructuring was $2.6 million. It is expected that these accruals will be paid in the current year. These restructurings have resulted in the termination of 178 employees.
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
Note 7: GUARANTEES
As of June 30, 2005, the Company guaranteed third party debt of approximately $13.5 million. The guarantees arose primarily in 2000 in conjunction with the Company entering into long-term contracts with third parties. The operating assets associated with these contracts secure the debt that the Company has guaranteed. Only to the extent that the assets are either sold by the third-party for less than the guaranteed amount or the third party is unable to service the debt will the Company be required to make a cash payment under the guarantee. As of June 30, 2005, it is not probable that the Company will be required to make a payment under these guarantees. Thus, as of June 30, 2005, the guarantees associated with long-term operating contracts are not recorded on the Company’s financial statements. These guarantees are included in the Company’s calculation of its leverage ratio covenant under the bank credit facility.
Within the Company’s $1.75 billion credit facility, there exists a $150.0 million sub-limit available to certain of the Company’s international subsidiaries. This $150.0 million sub-limit allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provides funds to the Company’s international operations for certain working capital needs. Subsidiary borrowings under this sub-limit are guaranteed by the Company. At June 30, 2005, this portion of the $1.75 billion credit facility’s outstanding balance was $53.7 million. At June 30, 2005, this outstanding balance is recorded in “Long-term debt” on the Company’s financial statements.
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
The Company currently has guarantees that provide protection to its international subsidiaries’ banking institutions related to overdraft lines and credit card charge-back transactions up to approximately $65.9 million. As of June 30, 2005, no amounts were outstanding under these agreements.
As of June 30, 2005, the Company has outstanding commercial standby letters of credit and surety bonds of $247.0 million and $41.7 million, respectively, that primarily expire during the next twelve months. These letters of credit and surety bonds relate to various operational matters including insurance, bid and performance bonds as well as other items. These letters of credit are included in the Company’s calculation of its leverage ratio covenant under the bank credit facility. The surety bonds are not considered borrowings under the Company’s bank credit facility.

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

	Radio	Outdoor	Live
(In thousands)	Broadcasting	Advertising	Entertainment	Other	Corporate	Eliminations	Consolidated
Six Months Ended June 30, 2005
Revenue	$1,705,491	$1,263,467	$1,153,987	$284,457	$—	$(63,711)	$4,343,691
Divisional operating expenses	1,065,424	917,224	1,114,711	236,586	—	(63,711)	3,270,234
Non-cash compensation	212	—	—	—	3,227	—	3,439
Depreciation and amortization	70,124	194,828	32,362	34,598	9,471	—	341,383
Corporate expenses	—	—	—	—	99,573	—	99,573

Operating income (loss)	$569,731	$151,415	$6,914	$13,273	$(112,271)	$—	$629,062

Intersegment revenues	$23,013	$5,379	$472	$34,847	$—	$—	$63,711
Identifiable assets	$12,296,650	$4,663,801	$1,700,346	$1,134,281	$295,664	$—	$20,090,742
Capital expenditures	$46,566	$76,208	$49,892	$7,067	$3,435	$—	$183,168

Three Months Ended June 30, 2005
Revenue	$931,929	$684,508	$729,473	$145,751	$—	$(32,910)	$2,458,751
Divisional operating expenses	554,217	460,865	691,214	117,106	—	(32,910)	1,790,492
Non-cash compensation	—	—	—	—	1,675	—	1,675
Depreciation and amortization	34,430	96,562	14,825	17,388	4,786	—	167,991
Corporate expenses	—	—	—	—	48,156	—	48,156

Operating income (loss)	$343,282	$127,081	$23,434	$11,257	$(54,617)	$—	$450,437

Intersegment revenues	$11,954	$3,189	$426	$17,341	$—	$—	$32,910

Six Months Ended June 30, 2004
Revenue	$1,829,768	$1,161,142	$1,248,439	$282,278	$—	$(67,027)	$4,454,600
Divisional operating expenses	1,065,097	845,727	1,185,787	230,447	—	(67,027)	3,260,031
Non-cash compensation	493	—	—	—	1,340	—	1,833
Depreciation and amortization	75,766	192,556	30,443	31,584	10,563	—	340,912
Corporate expenses	—	—	—	—	95,945	—	95,945

Operating income (loss)	$688,412	$122,859	$32,209	$20,247	$(107,848)	$—	$755,879

Intersegment revenues	$29,040	$7,255	$467	$30,265	$—	$—	$67,027
Identifiable assets	$19,815,048	$4,823,849	$1,631,712	$1,391,900	$259,016	$—	$27,921,525
Capital expenditures	$26,703	$74,913	$44,170	$10,726	$133	$—	$156,645

Three Months Ended June 30, 2004
Revenue	$996,824	$639,549	$734,481	$149,917	$—	$(35,737)	$2,485,034
Divisional operating expenses	552,769	432,989	693,939	116,353	—	(35,737)	1,760,313
Non-cash compensation	232	—	—	—	683	—	915
Depreciation and amortization	37,975	92,806	14,895	16,858	5,220	—	167,754
Corporate expenses	—	—	—	—	46,581	—	46,581

Operating income (loss)	$405,848	$113,754	$25,647	$16,706	$(52,484)	$—	$509,471

Intersegment revenues	$13,862	$4,246	$457	$17,172	$—	$—	$35,737
Net revenue of $1.1 billion and $644.2 million for the six and three months ended June 30, 2005, respectively, and $1.0 billion and $411.9 million for the six and three months ended June 30, 2004, respectively, and identifiable assets of $2.7 billion and $2.6 billion as of June 30, 2005 and 2004, respectively, are included in the data above and are derived from the Company’s foreign operations.

Note 9: STRATEGIC REALIGNMENT
On April 29, 2005, the Company announced a plan to strategically realign its businesses. This plan includes an initial public offering (“IPO”) of approximately 10% of the common stock of the Company’s outdoor business, through Clear Channel Outdoor Holdings, Inc. (“Clear Channel Outdoor”) and a 100% spin-off of its entertainment business through CCE Spinco, Inc. (“Clear Channel Entertainment”). Furthermore, the Company announced at that time, that following the close of the IPO and the spin-off of Clear Channel Entertainment, the Company intended to pay a special dividend of $3.00 per share, or approximately $1.6 billion in the aggregate.
Rather than paying the approximately $1.6 billion as a $3.00 special dividend, the Company now currently anticipates utilizing the approximately $1.6 billion in the form of either share repurchases, a special dividend, or a combination of both. On August 9, 2005, the Company’s Board of Directors authorized an increase in and extension of its current share repurchase program, which has $307.4 million remaining, by $692.6 million, for a total of $1.0 billion. This increase in the share repurchase program is effective immediately, and expires on August 8, 2006, although the program may be discontinued or suspended at anytime prior to its expiration. The Company anticipates resuming purchases under its share repurchase program and expects to purchase shares from time to time through open market or privately negotiated transactions. The Company will base its decision on amounts of repurchases and their timing on such factors as the Company’s financial condition and stock price, general economic and market conditions and other factors.
After taking into account the results of the Company’s share repurchases, and subject to the Company’s financial condition, general economic and market conditions and other factors related to the best interests of the shareholders as discussed above, the Company intends to pay a special dividend in 2006. The timing and amount of a special dividend, if any, is at the discretion of the Board of Directors and may be based on the results of share repurchases, the Company’s financial condition and stock price, general economic and market conditions, and other factors. The Company currently expects that any special dividend will be paid in 2006.
The closing of the IPO and spin-off of Clear Channel Entertainment, which the Company expects to complete in the second half of 2005, is subject to approval of the Company’s Board of Directors, receipt of a tax opinion of counsel and letter ruling from the IRS relating to the Clear Channel Entertainment spin-off, favorable market conditions, the filing and effectiveness of registration statements with the Securities and Exchange Commission and other customary conditions. Clear Channel Outdoor Holdings, Inc. and CCE Spinco, Inc. have each announced the proposed filings of their registration statements. The transactions do not require approval by the Company’s shareholders.
Note 10: SUBSEQUENT EVENTS
On July 27, 2005 the Company announced to the trade union representatives and to employees a draft plan to restructure its operations in France. In connection with the restructuring, the Company expects to record approximately $25.0 million in restructuring costs, including employee termination and other costs, as a component of divisional operating expenses during the third quarter of 2005.
On July 6, 2005, the Company entered into a United States dollar — Euro cross currency swap with a Euro notional amount of €209.0 million and a corresponding U.S. dollar notional amount of $248.7 million. The cross currency swap requires the Company to make fixed cash payments of 3.0% on the Euro notional amount while it receives fixed cash payments of 4.2% on the equivalent U.S. dollar notional amount, all on a semiannual basis. The Company designated the cross currency swap as a hedge of its net investment in Euro denominated assets. The Company selected the forward method under the guidance of the Derivatives Implementation Group Statement 133 Implementation Issue H8, Foreign Currency Hedges: Measuring the Amount of Ineffectiveness in a Net Investment Hedge. The forward method requires all changes in the fair value of the cross currency swap and the semiannual cash payments to be reported as a cumulative translation adjustment in other comprehensive income (loss) in the same manner as the underlying hedged net assets.
On July 7, 2005, the Company’s 6.5% Eurobonds matured, which the Company redeemed for €195.6 million plus accrued interest through borrowings under its credit facility.
In July, 2005 the Company increased its investment in Clear Media Limited, a Chinese outdoor advertising company, to over 50%. As a result, the Company will no longer account for this investment under the equity method, but rather will begin consolidating the results of Clear Media Limited beginning in the third quarter of 2005.
On July 27, 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.1875 per share of its Common Stock to be paid on October 15, 2005, to shareholders of record on September 30, 2005.
On August 9, 2005, the Company’s Board of Directors authorized an increase in and extension of its existing $1.0 billion share repurchase program, which had previously been authorized in February 2005 (the “February 2005 Program”). As of June 30, 2005, the Company has purchased under the February 2005 Program approximately 20.9 million shares of its common stock for an aggregate purchase price of $692.6 million. The Board of Directors has authorized an increase of $692.6 million to the existing balance of the February 2005 Program, bringing the current authorized amount of the share repurchase program to an aggregate of $1.0 billion. This increase in the share repurchase program is effective immediately, and expires on August 8, 2006, although the program may be discontinued or suspended at anytime prior to its expiration. The Company anticipates resuming purchases under its share repurchase program and expects to purchase shares from time to time through open market or privately negotiated transactions. The Company will base its decision on amounts of repurchases and their timing on such factors as the Company’s financial condition and stock price, general economic and market conditions and other factors.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
     Our consolidated revenues declined 2% for the six months ended June 30, 2005 compared to the same period of 2004. The decline was primarily from our radio segment as we operated under our Less is More initiative which decreased our available minutes of commercial inventory during 2005 compared to 2004. While the total minutes broadcast on our radio stations is down for the year compared to 2004, we have seen consistent improvement in our average unit rates as the year progressed. Management continues to evolve our initiative through new compensation plans for our sales staff as well as other areas of focus designed to drive revenue growth.
     While our radio segment experienced revenue declines, we experienced revenue growth across our domestic outdoor markets principally from bulletin sales and in our international outdoor markets from street furniture and transit revenues. We also experienced benefits from foreign exchange increases. However, we continued to experience a difficult operating environment in France, where we have reported revenue declines this year.
     Our live entertainment segment experienced revenue declines for the first six months of 2005, principally from fewer concerts and lower attendance. Management is working on promotions to increase the attendance at the concerts and improve the consumer experience while there.
Strategic Realignment of Businesses
     On April 29, 2005, the Company announced a plan to strategically realign its businesses. This plan includes an initial public offering (“IPO”) of approximately 10% of the common stock of the Company’s outdoor business, through Clear Channel Outdoor Holdings, Inc. (“Clear Channel Outdoor”) and a 100% spin-off of its entertainment business through CCE Spinco, Inc. (“Clear Channel Entertainment”). Furthermore, the Company announced at that time, that following the close of the IPO and the spin-off of Clear Channel Entertainment, the Company intended to pay a special dividend of $3.00 per share, or approximately $1.6 billion in the aggregate.
     Rather than paying the approximately $1.6 billion as a $3.00 special dividend, the Company now currently anticipates utilizing the approximately $1.6 billion in the form of either share repurchases, a special dividend, or a combination of both. On August 9, 2005, the Company’s Board of Directors authorized an increase in and extension of its current share repurchase program, which has $307.4 million remaining, by $692.6 million, for a total of $1.0 billion. This increase in the share repurchase program is effective immediately, and expires on August 8, 2006, although the program may be discontinued or suspended at anytime prior to its expiration. The Company anticipates resuming purchases under its share repurchase program and expects to purchase shares from time to time through open market or privately negotiated transactions. The Company will base its decision on amounts of repurchases and their timing on such factors as the Company’s financial condition and stock price, general economic and market conditions and other factors.
      After taking into account the results of the Company’s share repurchases, and subject to the Company’s financial condition, general economic and market conditions and other factors related to the best interests of the shareholders as discussed above, the Company intends to pay a special dividend in 2006. The timing and amount of a special dividend, if any, is at the discretion of the Board of Directors and may be based on the results of share repurchases, the Company’s financial condition and stock price, general economic and market conditions, and other factors. The Company currently expects that any special dividend will be paid in 2006.
     The closing of the IPO and spin-off of Clear Channel Entertainment, which the Company expects to complete in the second half of 2005, is subject to approval of the Company’s Board of Directors, receipt of a tax opinion of counsel and letter ruling from the IRS relating to the Clear Channel Entertainment spin-off, favorable market conditions, the filing and effectiveness of registration statements with the Securities and Exchange Commission and other customary conditions. Clear Channel Outdoor Holdings, Inc. and CCE Spinco, Inc. have each announced the proposed filings of their registration statements. The transactions do not require approval by the Company’s shareholders.
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
     We manage our operating segments primarily focusing on their operating income, while Corporate expenses, Interest expense, Gain (loss) on sale of marketable securities, Equity in earnings of nonconsolidated affiliates, Other income (expense) – net, and Income tax benefit (expense) are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.
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
     During the first quarter of 2005, we completed the rollout of our Less is More initiative, which lowered the amount of commercial minutes played per hour by approximately 15% — 20% across our stations. A key component of Less is More is encouraging advertisers to invest in shorter advertisements rather than the traditional 60-second spot. Based on our research, we believe that the effectiveness of a commercial is not related to its length. Because effectiveness is not tied to the length of the advertisement, on a cost per thousand listeners reached basis, we can provide our advertisers a more efficient investment with our new shorter commercials than with the traditional 60-second commercials. Adoption by advertisers of shorter length commercials has varied by market, with the overall adoption rate slower than we had anticipated. However, we have seen improvement on average unit rate for our shorter length commercials as the year progressed.
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
     Management looks at our radio operations’ overall revenues as well as local advertising, which is sold predominately in a station’s local market, and national advertising, which is sold across multiple markets. Local advertising is sold by our local radio stations’ sales staffs while national advertising is sold, for the most part, through our national representation firm.
     Local advertising, which is our largest source of advertising revenue, and national advertising revenues are tracked separately, because these revenue streams have different sales forces and respond differently to changes in the economic environment.
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
Outdoor Advertising
     Our outdoor advertising revenues are generated from selling advertisements on our display faces, which include bulletins, posters and transit displays, as well as street furniture panels. Our advertising rates are based on a particular display’s impressions in relation to the demographics of a particular market and its location within a market. The lengths of our outdoor advertising contracts vary across our inventory, ranging from one week to one year.
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
Live Entertainment
     We derive live entertainment revenues primarily from promoting or producing music and theatrical events. Revenues from these events are mainly from ticket sales, rental income, corporate sponsorships, concessions and merchandise. We typically receive either all the ticket sales or a fixed fee for each event we host. We also generally receive fees representing a percentage of total concession sales from vendors and total merchandise sales from the merchandiser.

     We generally receive higher music profits when an event is at a venue we own rather than a venue we rent. The higher music profits are due to our ability to share in a percentage of the revenues received from concession and merchandise sales as well as the opportunity to sell sponsorships for venue naming rights and signage.
     To judge the health of our live entertainment business, management monitors the number of shows, average paid attendance, talent cost as a percentage of revenue, sponsorship dollars and ticket revenues. In addition, because a significant portion of our live entertainment business is conducted in foreign markets, management looks at the operating results from our foreign operations on a constant dollar basis.
     The primary expense driver for live entertainment is talent cost. Talent cost is the amount we pay a musical artist or theatrical production to perform at an event. This is a negotiated amount primarily driven by what the artist or production requires to cover their direct costs and the value of their time. These fees are typically agreed to at a fixed guarantee, a percentage of ticket sales or the greater of the two amounts.
The comparison of Three and Six Months Ended June 30, 2005 to Three and Six Months Ended June 30, 2004 is as follows:
Consolidated

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2005	2004	% Change	2005	2004	% Change
Revenue	$2,458,751	$2,485,034	(1%)	$4,343,691	$4,454,600	(2%)

Operating expenses:
Divisional operating expenses (excludes non-cash compensation expenses of $-0-, $232, $212 and $493 for the six and three months ended June 30, 2005 and 2004, respectively)	1,790,492	1,760,313	2%	3,270,234	3,260,031	0%
Non-cash compensation expense	1,675	915	83%	3,439	1,833	88%
Depreciation and amortization	167,991	167,754	0%	341,383	340,912	0%
Corporate expenses (excludes non-cash compensation expenses of $1,675, $683, $3,227 and $1,340 for the six and three months ended June 30, 2005 and 2004, respectively)	48,156	46,581	3%	99,573	95,945	4%

Operating income	450,437	509,471	(12%)	629,062	755,879	(17%)

Interest expense	105,487	85,403		212,270	175,208
Gain (loss) on marketable securities	1,610	(5,503)		537	44,220
Equity in earnings of nonconsolidated affiliates	9,834	10,635		15,977	17,310
Other income (expense) — net	8,453	(2,694)		10,684	(19,964)

Income before income taxes	364,847	426,506		443,990	622,237
Income tax (expense) benefit:
Current	(108,051)	(106,888)		(109,390)	(252,873)
Deferred	(36,064)	(65,848)		(65,986)	866

Net income	$220,732	$253,770		$268,614	$370,230

Consolidated Revenue
     Consolidated revenues were down $26.3 million for the three months ended June 30, 2005 compared to the same period of the prior year. Our radio segment revenue declined $64.9 million, primarily as a result of fewer commercial minutes broadcast in the current year as part of our Less is More initiative. This decline was partially offset by our outdoor segment, which experienced revenue growth of $45.0 million for the period primarily from domestic bulletin sales and international street furniture and transit sales as well as $13.4 million related to foreign exchange increases.
     Consolidated revenues dropped $110.9 million for the six months ended June 30, 2005 compared to the same period of the prior year. Our radio segment experienced a decline of $124.3 million, principally from the effects of cycling through our Less is More initiative. Revenues also declined $94.5 million in our live entertainment segment principally from fewer events. Partially offsetting these declines was revenue growth of $102.3 million in our outdoor segment, including positive foreign exchange fluctuations of $32.2 million as well as increased bulletin sales and international street furniture and transit sales.

Consolidated Divisional Operating Expenses
     Consolidated divisional operating expenses increased $30.2 million for the three months ended June 30, 2005 compared to the same period of 2004 primarily from $27.9 million in our outdoor segment related to an increase in foreign exchange of $10.0 million as well as increases in commissions, production and site-lease expenses associated with the increase in revenue.
     Consolidated divisional operating expenses increased $10.2 million for the six months ended June 30, 2005 compared to the same period of 2004 principally from an increase in outdoor expenses of $71.5 million which includes a $27.4 million increase in foreign exchange as well as an increased bonus, production and site-lease expenses. Our sports representation, television and media representation businesses also contributed an aggregate $6.1 million to the increase. The increase was partially offset by a $71.1 million decline in divisional operating expenses in our live entertainment segment primarily due to lower talent costs associated with fewer events and reduced artist guarantees in the current year compared to 2004.
Non-cash Compensation Expense
     Non-cash compensation expense increased 83% and 88% during the three and six months ended June 30, 2005, respectively, as compared to the same periods of 2004, primarily from the granting in 2005 of more restricted stock awards rather than stock options which we account for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.
Corporate Expenses
     Corporate expenses increased $1.6 million and $3.6 million during the three and six months ended June 30, 2005, respectively, as compared to the same periods of 2004. The increases are primarily related to an increase in corporate legal expenses of approximately $12.5 million associated with legal contingencies in our live entertainment segment. The increases were partially offset by a decrease in bonus expenses.
Interest Expense
     Interest expense increased $20.1 million and $37.1 million during the three and six months ended June 30, 2005, respectively, as compared to the same periods of 2004, primarily as a result of an increase in our average debt outstanding as well as an increase in our average cost of debt. Our debt balances and weighted average cost of debt at June 30, 2005 and 2004 were $7.9 billion, 5.6%, $6.7 billion and 5.1%, respectively.
Gain (Loss) on Marketable Securities
     Gain (loss) on marketable securities for the second quarter of 2005 and 2004 consisted entirely of changes in fair value of certain investment securities that are classified as trading and a related secured forward exchange contract associated with those securities.
     The gain on marketable securities for the six months ended June 30, 2005 decreased $43.7 million compared to the same period of 2004. The gain on marketable securities during the six months of 2004 consisted primarily of a $47.0 million gain on the sale of our remaining investment in Univision Communications, offset by various other items.
Other Income (Expense) — Net
     Other income (expense) — net was income of $8.5 million during the second quarter of 2005, an increase of $11.1 million over the expense of $2.7 million recorded during the same period of 2004. The income in the current quarter relates primarily to a $7.1 million foreign exchange gain, while the expense in the same period of 2004 was composed of a $12.2 million gain related to the sale of radio operating assets offset by a $12.0 million loss on the sale of entertainment operating assets and various other items.
     Other income (expense) — net was income of $10.7 million in the first half of 2005 compared to an expense of $20.0 million for the same period of 2004. The income in 2005 relates principally to the $7.1 million foreign exchange gain, while the primary components of other income (expense) for the six months ended June 30, 2004 were:

(In millions)
Gain (loss) on early extinguishment of debt	$(31.4)
Sale of radio operating assets	23.3
Gain (loss) on sale of entertainment operating assets	(12.0)
Miscellaneous	.1

Other income (expense) — net	$(20.0)

Income Tax Benefit (Expense)
     Current tax expense for the three months ended June 30, 2005 was basically flat compared to the same period of 2004. Current tax expense for the six months ended June 30, 2005 decreased $143.5 million as compared to the six months ended June 30, 2004. Included in current tax expense for the six months ended June 30, 2004 was $195.0 million related to our sale of our remaining investment in Univision. This increase was partially offset by a current tax benefit of approximately $67.5 million related to our loss on our early extinguishment of debt.
     Deferred tax expense for the three months ended June 30, 2005 includes a deferred tax benefit of $8.0 million related to a change in the Ohio state income tax laws, which will eliminate income taxes owed in the future to this tax jurisdiction. As such, we reduced our related deferred tax liability in the second quarter of 2005 to reflect this change in the law. Deferred tax expense for the six months ended June 30, 2004 included a $195.0 million deferred tax benefit related to our Univision investment, partially offset by a $54.3 million deferred tax expense related to our early extinguishment of debt.
Segment Revenue and Divisional Operating Expenses
Radio Broadcasting

(In thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	% Change	2005	2004	% Change
Revenue	$931,929	$996,824	(7%)	$1,705,491	$1,829,768	(7%)
Divisional operating expenses	554,217	552,769	0%	1,065,424	1,065,097	0%
Non-cash compensation	—	232	(100%)	212	493	(57%)
Depreciation and amortization	34,430	37,975	(9%)	70,124	75,766	(7%)

Operating income	$343,282	$405,848	(15%)	$569,731	$688,412	(17%)

Three Months
     Our radio revenues declined $64.9 million during the second quarter of 2005 compared to the same period of 2004. Both local and national revenues were down for the quarter, primarily from our reduction in commercial minutes made available for sale on our radio stations. As a result, some of our larger advertising categories suffered during the quarter, including retail and automotive. The decline also includes a reduction of approximately $8.8 million from non-cash trade revenues. Although commercial minutes were down, we experienced an increase in average unit rates. As 2005 progressed, we made improvements on our Less is More initiative as evidenced by increased average unit rates on our 15, 30 and 60 second commercials over the first quarter of the year. We also saw improvement in the second quarter on selling 30 and 15 second commercials as a percentage of our total minutes sold. Finally, our yield, or revenue divided by total minutes of available inventory, has seen consistent improvement throughout the year.
     Divisional operating expenses increased $1.4 million during the second quarter of 2005 compared to the same period of 2004. The increase was driven by advertising and promotional expenditures as well as sports broadcasting rights related to contracts awarded in the second half of last year. The increase was partially offset by decreases in commission and bad debt expenses as well as a decline in non-cash trade expenses.
     Depreciation and amortization declined $3.5 million for the quarter ended June 30, 2005 compared to the same period of 2004 primarily related to syndicated radio talent and sports broadcasting contracts acquired through acquisitions of radio companies that became fully amortized in the fourth quarter of 2004.
Six Months
     Our radio revenues declined $124.3 million during the six months ended June 30, 2005 compared to the same period of 2004. Both local and national revenues were down 7% for the six months, as we continue to cycle through Less is More. As previously stated, we are encouraged by the increases in average unit rates of 15 and 30 second commercials, but these have not yet offset the reduction of commercial minutes. The decline also includes a reduction of approximately $14.5 million from non-cash trade revenues.
     Divisional operating expenses were flat during the second quarter of 2005 compared to the same period of 2004. While we experienced increased advertising and promotional expenditures as well as additional expenses associated with sports broadcasting rights related to contracts awarded in the second half of last year, these increases were offset by decreases in commission and bad debt expenses as well as a decline in non-cash trade expenses.

     Depreciation and amortization declined $5.6 million for the six months ended June 30, 2005 compared to the same period of 2004 primarily related to syndicated radio talent and sports broadcasting contracts acquired through acquisitions of radio companies that became fully amortized in the fourth quarter of 2004.
Outdoor Advertising

(In thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	% Change	2005	2004	% Change
Revenue	$684,508	$639,549	7%	$1,263,467	$1,161,142	9%
Divisional operating expenses	460,865	432,989	6%	917,224	845,727	8%
Depreciation and amortization	96,562	92,806	4%	194,828	192,556	1%

Operating income	$127,081	$113,754	12%	$151,415	$122,859	23%

Three Months
     Our outdoor advertising revenue increased $45.0 million during the second quarter of 2005 compared to the same period of 2004. Our domestic growth was driven by bulletin sales, while internationally growth came primarily from our transit and street furniture. Approximately $13.4 million from foreign exchange gains are included in the second quarter revenue compared to the same period of 2004.
     Bulletin revenues grew principally from increased rates, with occupancy up slightly for the second quarter of 2005 compared to the same period of 2004. Strong domestic markets included Phoenix, Cleveland, Seattle, Jacksonville and San Antonio, while strong advertising categories were automotive, entertainment, financial services, retail and telecommunications.
     Our international street furniture revenues benefited from an increase in displays as well as average revenue per display as compared to the second quarter of 2004. Increases in our international transit revenue were fueled by an increase in average revenue per display. Our strongest international markets for the second quarter were Australia/New Zealand, Sweden and the United Kingdom. However, consistent with the end of 2004, we continued to see weak demand for our media inventory in France, particularly from national sales which tempered the overall results.
     Our outdoor advertising divisional operating expenses increased $27.9 million during the second quarter of 2005 compared to the same period of 2004. Included in the increase is approximately $10.0 million from foreign exchange gains. Divisional operating expenses increased from commissions, production and site lease expenses related to the increase in revenue as well as increased rentals from new contracts in our international operations entered into in the second half of 2004.
Six Months
     Our outdoor advertising revenue increased $102.3 million during the six months ended June 30, 2005 compared to the same period of 2004. Included in the six months ended June 30, 2005 results is approximately $32.2 million from increases in foreign exchange compared to the second quarter of 2004. Bulletins were the leading domestic contributor to growth while our street furniture and transit displays paced our international growth. The bulletin, street furniture and transit revenues growth came principally from rate increases. Domestic advertising categories that lead revenue growth during the first six months of 2005 continued to be automotive, entertainment, financial services, retail and telecommunications. The United Kingdom and Australia/New Zealand were our leading international contributors to revenue growth. Offsetting these results was a difficult operating environment for our outdoor media products in France.
     Our outdoor advertising divisional operating expenses grew $71.5 million during the first six months of 2005 compared to the same period of 2004. Included in the six months ended June 30, 2005 results is approximately $27.4 million from increases in foreign exchange compared to the second quarter of 2004. Domestically, the increase was primarily attributable to increased commissions, site lease and production expenses, which corresponds to the increase in revenue. Internationally, site lease and revenue sharing expenses were up related to the increase in revenue as well as new contracts entered into during the last half of 2004.
     On July 27, 2005 we announced to the trade union representatives and to employees a draft plan to restructure our operations in France. In connection with the restructuring the Company expects to record approximately $25.0 million in restructuring costs, including employee termination and other costs, as a component of divisional operating expenses during the third quarter of 2005.

Live Entertainment

(In thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	% Change	2005	2004	% Change
Revenue	$729,473	$734,481	(1%)	$1,153,987	$1,248,439	(8%)
Divisional operating expenses	691,214	693,939	0%	1,114,711	1,185,787	(6%)
Depreciation and amortization	14,825	14,895	0%	32,362	30,443	6%

Operating income	$23,434	$25,647	(9%)	$6,914	$32,209	(79%)

Three Months
     Our live entertainment revenues were essentially flat for the second quarter of 2005 compared to the same period of 2004. Our revenues included approximately $6.7 million from increases in foreign exchange. We saw a decline in domestic music events during the second quarter as compared to the same period of 2004 resulting in decreased attendance and ticket revenues. While the number of concerts at our amphitheaters were down during the quarter, we experienced an increase in average attendance at these events over the second quarter of 2004. Also, concession and merchandising revenues declined as a result of fewer events at our amphitheaters. These declines were partially offset by revenue increases in our theater operations from increased presenting weeks, increased ticket revenues in our motor sports group and revenue growth in our European operations, primarily from promoting the U2 tour as well as additional music festival revenues.
     Our live entertainment divisional operating expenses declined $2.7 million for the second quarter of 2005 compared to the same period of 2004. Our expenses included approximately $6.3 million from increases in foreign exchange. This increase was offset by a decline in expenses primarily due to lower talent costs associated with fewer events and reduced guarantees in the current year compared to 2004.
Six Months
     Our live entertainment revenues were down $94.5 million for the six months of 2005 compared to the same period of 2004. The decline was primarily attributable to a decline in ticket revenues resulting from fewer concerts and lower attendance in the current year. However, consistent with the second quarter, average attendance at our amphitheater events increased during the first half of the year as compared to the same period of 2004. With fewer events at our amphitheaters, we also saw a decline in concessions and merchandising. The decline in revenues was partially offset by an increase of approximately $13.0 million from foreign exchange fluctuations.
     Our live entertainment expenses were down $71.1 million during the six months ended June 30, 2005 compared to the same period of 2004. This decline correlates with fewer events which led to a decline in artist costs. The decline was partially offset by an increase of approximately $12.2 million from foreign exchange fluctuations and an increase of approximately $12.5 million from expenses related to legal contingencies recorded in the first quarter of 2005.
Reconciliation of Segment Operating Income (Loss) to Consolidated Operating Income

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Radio Broadcasting	$343,282	$405,848	$569,731	$688,412
Outdoor Advertising	127,081	113,754	151,415	122,859
Live Entertainment	23,434	25,647	6,914	32,209
Other	11,257	16,706	13,273	20,247
Corporate	(54,617)	(52,484)	(112,271)	(107,848)

Consolidated Operating Income	$450,437	$509,471	$629,062	$755,879

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
     Operating Activities:
     Net cash flow from operating activities of $774.1 million for the six months ended June 30, 2005 principally reflects net income of $268.6 million plus depreciation and amortization of $341.4 million. Cash flow from operations also reflects a positive change of approximately $44.2 million primarily due to an increase in deferred income, partially offset by an increase in prepaid expenses. Net cash flow from operating activities of $903.8 million for the six months ended June 30, 2004 principally reflects net income of $370.2 million plus depreciation and amortization of $340.9 million. Cash flow from operations also reflects a positive change in working capital of approximately $149.9 million primarily due to an increase in deferred income, partially offset by increases in accounts receivable and prepaid expenses.
     Investing Activities:
          Net cash used in investing activities of $236.3 million for the six months ended June 30, 2005 principally reflects the purchases of property, plant and equipment and the acquisition of operating assets of $273.3 million. Net cash provided by investing activities of $320.3 million for the six months ended June 30, 2004 principally reflects proceeds from the sale of our remaining investment in Univision, partially offset by capital expenditures of $156.6 million related to purchases of property, plant and equipment and $170.0 million primarily related to acquisitions of operating assets.
     Financing Activities:
          Net cash used in financing activities for the six months ended June 30, 2005 principally reflect $859.1 million used to purchase our common stock and $139.8 million in dividend payments, partially offset by $556.2 million of net proceeds from our credit facility. Net cash used in financing activities for the six months ended June 30, 2004 principally reflect the net reduction in debt of $381.6 million, repurchases of our stock totaling $626.0 million and $123.3 million in dividend payments.
          We expect to fund anticipated cash requirements (including payments of principal and interest on outstanding indebtedness and commitments, acquisitions, anticipated capital expenditures, quarterly dividends and share repurchases) for the foreseeable future with cash flows from operations and various externally generated funds.
SOURCES OF CAPITAL
As of June 30, 2005 and December 31, 2004 we had the following debt outstanding:

(In millions)	June 30,	December 31,
	2005	2004
Credit facility	$916.8	$350.5
Long-term bonds (a)	6,814.1	6,846.1
Other borrowings	165.8	183.2

Total Debt	7,896.7	7,379.8
Less: Cash and cash equivalents	321.3	210.5

	$7,575.4	$7,169.3

(a)	Includes $12.2 million and $13.8 million in unamortized fair value purchase accounting adjustment premiums related to the merger with AMFM at June 30, 2005 and December 31, 2004, respectively. Also includes $4.0 million and $6.5 million related to fair value adjustments for interest rate swap agreements at June 30, 2005 and December 31, 2004, respectively.
Credit Facility
          We have a multi-currency revolving credit facility in the amount of $1.75 billion, which can be used for general working capital purposes including commercial paper support as well as to fund capital expenditures, share repurchases, acquisitions and the refinancing of public debt securities. At June 30, 2005, the outstanding balance on this facility was $916.8 million and, taking into account letters of credit of $246.9 million, $585.5 million was available for future borrowings, with the entire balance to be repaid on July 12, 2009.
          During the six months ended June 30, 2005, we made principal payments totaling $436.9 million and drew down $993.2 million on the credit facility. As of August 5, 2005, the credit facility’s outstanding balance was $1.2 billion and, taking into account outstanding letters of credit, $287.5 million was available for future borrowings.
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
Debt Covenants
     The significant covenants on our $1.75 billion five-year, multi-currency revolving credit facility relate to leverage and interest coverage contained and defined in the credit agreement. The leverage ratio covenant requires us to maintain a ratio of consolidated funded indebtedness to operating cash flow (as defined by the credit agreement) of less than 5.25x. The interest coverage covenant requires us to maintain a minimum ratio of operating cash flow (as defined by the credit agreement) to interest expense of 2.50x. In the event that we do not meet these covenants, we are considered to be in default on the credit facility at which time the credit facility may become immediately due. At June 30, 2005, our leverage and interest coverage ratios were 3.4x and 5.6x, respectively. This credit facility contains a cross default provision that would be triggered if we were to default on any other indebtedness greater than $200.0 million.
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
     At June 30, 2005, we were in compliance with all debt covenants. We expect to remain in compliance throughout 2005.
USES OF CAPITAL
Dividends
     Our Board of Directors declared quarterly cash dividends as follows:
     (In millions, except per share data)

	Amount
	per
	Common			Total
Declaration Date	Share	Record Date	Payment Date	Payment
October 20, 2004	$0.125	December 31, 2004	January 15, 2005	$70.9
February 16, 2005	0.125	March 31, 2005	April 15, 2005	68.9
April 26, 2005	0.1875	June 30, 2005	July 15, 2005	101.7
     Additionally, on July 27, 2005, our Board of Directors declared a quarterly cash dividend of $0.1875 per share of our Common Stock to be paid on October 15, 2005, to shareholders of record on September 30, 2005.
Acquisitions
     During the six months ended June 30, 2005, we acquired radio stations for $6.2 million in cash. We also acquired outdoor display faces for $54.2 million in cash. We acquired a venue operator, talent representation business and music publishing business in our live entertainment segment for $7.2 million in cash. In addition, our national representation firm acquired contracts for $22.6 million in cash.
Capital Expenditures
          Capital expenditures were $183.2 million and $156.6 million for the six months ended June 30, 2005 and 2004, respectively.

(In millions)	Six Months Ended June 30, 2005 Capital Expenditures
				Corporate and
	Radio	Outdoor	Entertainment	Other	Total
Non-revenue producing	$46.6	$33.6	$26.3	$10.5	$117.0
Revenue producing	—	42.6	23.6	—	66.2

	$46.6	$76.2	$49.9	$10.5	$183.2

Treasury Stock Transactions
          Our Board of Directors approved two separate share repurchase programs during 2004, each for $1.0 billion. On February 1, 2005, our Board of Directors approved a third $1.0 billion share repurchase program. As of August 5, 2005, 77.4 million shares had been repurchased for an aggregate purchase price of $2.7 billion, including commission and fees, under all three share repurchase programs. From January 1, 2005 through August 5, 2005, we repurchased 25.8 million shares of our common stock for an aggregate purchase price of $851.1 million, including commission and fees, under the share repurchase program.
Commitments, Contingencies and Guarantees
     Commitments and Contingencies
          We and our subsidiary, Clear Channel Entertainment, are among the defendants in a lawsuit filed September 3, 2002 by JamSports in the United States Federal District Court for the Northern District of Illinois. The plaintiff alleged that we violated federal antitrust laws and wrongfully interfered in the plaintiff’s business and contractual rights. On March 21, 2005, the jury rendered its verdict finding that we had not violated the antitrust laws, but had tortiously interfered with the contract which the plaintiff had entered into with co-defendant AMA Pro Racing and with the plaintiff’s prospective economic advantage. In connection with the findings regarding tortious interference, the jury awarded to the plaintiffs approximately $17.0 million in lost profits and $73.0 million in punitive damages. We are vigorously seeking to overturn or nullify the adverse verdict and damage award regarding tortious interference including, if necessary, pursuing appropriate appeals. In April 2005, we filed a Renewed Motion for Judgment as a Matter of Law and Motion for a New Trial, to seek a judgment notwithstanding the verdict or a new trial from the U.S. District Court that tried the case, which motion is pending before the District Court.
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
     Guarantees
          As of June 30, 2005, we guaranteed the debt of third parties of approximately $13.5 million primarily related to long-term operating contracts. The third parties’ associated operating assets secure a substantial portion of these obligations.
Market Risk
     Interest Rate Risk
          At June 30, 2005, approximately 30% of our long-term debt, including fixed-rate debt on which we have entered into interest rate swap agreements, bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the quarter’s average interest rate under these borrowings, it is estimated that our interest expense for the six months ended June 30, 2005 would have changed by $23.4 million and that our net income for the six months ended June 30, 2005 would have changed by $14.5 million. In the event of an adverse change in interest rates, management may take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this interest rate analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.
          At June 30, 2005, we had entered into interest rate swap agreements with a $1.3 billion aggregate notional amount that effectively float interest at rates based upon LIBOR. These agreements expire from February 2007 to March 2012. The fair value of these agreements at June 30, 2005 was an asset of $4.0 million.
     Equity Price Risk
          The carrying value of our available-for-sale and trading equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at June 30, 2005 by $68.4 million and would change accumulated comprehensive income (loss) and net income by $37.1 million and $5.2 million, respectively. At June 30, 2005, we also held $17.9 million of investments that do not have a quoted market price, but are subject to fluctuations in their value.
          We maintain derivative instruments on certain of our available-for-sale and trading equity securities to limit our exposure to and benefit from price fluctuations on those securities.
     Foreign Currency
          We have operations in countries throughout the world. Foreign operations are measured in their local currencies except in hyper-inflationary countries in which we operate. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. To mitigate a portion of the exposure of international currency fluctuations, we maintain a natural hedge through borrowings in currencies other than the U.S. dollar. In addition, we have a U.S. dollar – Euro cross currency swap which is also designated as a hedge of our net investment in foreign denominated assets. These hedge positions are reviewed monthly. Our foreign operations reported net income of $17.6 million for the six months ended June 30, 2005. It is estimated that a 10% change in the value of the U.S. dollar to foreign currencies would change net income for the six months ended June 30, 2005 by $1.8 million.
          Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of our investments in various countries, all of which are accounted for under the equity method. It is estimated that the result of a 10% fluctuation in the value of the dollar relative to these foreign currencies at June 30, 2005 would change our equity in earnings of nonconsolidated affiliates by $1.6 million and would change our net income by approximately $1.0 million for the six months ended June 30, 2005.
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
          In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF 05-6, Determining the Amortization Period of Leasehold Improvements (“EITF 05-6”). EITF 05-6 requires that assets recognized under capital leases generally be amortized in a manner consistent with the lessee’s normal depreciation policy except that the amortization period is limited to the lease term (which includes renewal periods that are reasonably assured). EITF 05-6 also addresses the determination of the amortization period for leasehold improvements that are purchased subsequent to the inception of the lease. Leasehold improvements acquired in a business combination or purchased subsequent to the inception of the lease should be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. We will adopt EITF 05-6 on July 1, 2005 and do not expect adoption to materially impact our financial position or results of operations.
Inflation
          Inflation has affected our performance in terms of higher costs for wages, salaries and equipment. Although the exact impact of inflation is indeterminable, we believe we have offset these higher costs in various manners.
Ratio of Earnings to Fixed Charges
          The ratio of earnings to fixed charges is as follows:

Six Months ended
June 30,		Year Ended December 31,
2005	2004	2004	2003	2002	2001	2000
2.05	2.68	2.80	3.62	2.62	*	2.20

*	For the year ended December 31, 2001, fixed charges exceeded earnings before income taxes and fixed charges by $1.3 billion.
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
          Various risks that could cause future results to differ from those expressed by the forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to:
•	the impact of general economic conditions in the United States and in other countries in which we currently do business, including those resulting from recessions, political events and acts or threats of terrorism or military conflicts;

•	the impact of the geopolitical environment;

•	our ability to integrate the operations of recently acquired companies;

•	shifts in population and other demographics;

•	industry conditions, including competition;

•	fluctuations in operating costs;

•	technological changes and innovations;

•	changes in labor conditions;

•	fluctuations in exchange rates and currency values;

•	changes in capital expenditure requirements;

•	the outcome of pending and future litigation;

•	changes in governmental regulations and policies and actions of regulatory bodies;

•	fluctuations in interest rates;

•	the effect of leverage on our financial position and earnings;

•	changes in tax rates;

•	risks and costs inherent in the contemplated IPO, spin-off, cash dividends or borrowings;

•	access to capital markets and changes in credit ratings, including those that may result from the proposed strategic realignment; and

•	certain other factors set forth in our SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2004.
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

Part II — OTHER INFORMATION
Item 1. Legal Proceedings
     We and our subsidiary, Clear Channel Entertainment, are among the defendants in a lawsuit filed September 3, 2002 by JamSports in the United States Federal District Court for the Northern District of Illinois. The plaintiff alleged that we violated federal antitrust laws and wrongfully interfered in the plaintiff’s business and contractual rights. On March 21, 2005, the jury rendered its verdict finding that we had not violated the antitrust laws, but had tortiously interfered with the contract which the plaintiff had entered into with co-defendant AMA Pro Racing and with the plaintiff’s prospective economic advantage. In connection with the findings regarding tortious interference, the jury awarded to the plaintiffs approximately $17.0 million in lost profits and $73.0 million in punitive damages. We are vigorously seeking to overturn or nullify the adverse verdict and damage award regarding tortious interference including, if necessary, pursuing appropriate appeals. In April 2005, we filed a Renewed Motion for Judgment as a Matter of Law and Motion for a New Trial, to seek a judgment notwithstanding the verdict or a new trial from the U.S. District Court that tried the case, which motion is pending before the District Court.
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
     On March 30, 2004, July 21, 2004, and then again on February 1, 2005, we publicly announced that our Board of Directors authorized share repurchase programs each up to $1.0 billion effective immediately. The March 30, 2004 program was completed at August 2, 2004 and the July 21, 2004 program was completed at February 4, 2005 upon the repurchase of $1.0 billion each in our shares. The February 1, 2005 share repurchase program will expire on January 31, 2006, although prior to such time the program may be discontinued or suspended at any time. During the three months ended June 30, 2005, we repurchased the following shares:

			Total Number of Shares	Maximum Dollar Value of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Programs	Programs
April 1 through April 30	2,506,400	$34.03	2,506,400	$487,377,872
May 1 through May 31	5,690,800 (1)	$31.63	—	$307,377,868
June 1 through June 30	—	—	—	$307,377,868

Total	8,197,200		2,506,400

(1)	On May 10, 2005, the Company completed the private purchase of approximately 5,690,800 shares of its common stock from affiliates of Hicks, Muse, Tate & Furst, L.P.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our annual meeting of shareholders was held on April 26, 2005. L. Lowry Mays, Alan D. Feld, Perry J. Lewis, Mark P. Mays, Randall T. Mays, B. J. McCombs, Phyllis B. Riggins, Theodore H. Strauss, J. C. Watts and John H. Williams were elected as our directors, each to hold office until the next annual meeting of shareholders or until his or her successor has been elected and qualified, subject to earlier resignation and removal. The shareholders also approved the selection of Ernst & Young LLP as our independent auditors for the year ending December 31, 2005.
     The results of voting at the annual meeting of the shareholders were as follows:
Proposal No. 1
(Election of Directors)

Nominee	For	Withheld
L. Lowry Mays	394,598,869	88,459,830
Alan D. Feld	394,767,261	88,291,438
Perry J. Lewis	397,295,124	85,763,575
Mark P. Mays	394,911,303	88,147,396
Randall T. Mays	386,329,133	96,729,566
B.J. McCombs	286,374,326	196,684,373
Phyllis B. Riggins	397,288,421	85,770,278
Theodore H. Strauss	394,644,339	88,414,360
J.C. Watts	397,101,796	85,956,903
John H. Williams	394,743,431	88,315,268
Proposal No. 2
(Approval of the 2005 Annual Incentive Plan)

For	Withhold/Against	Exceptions/Abstain
475,834,940	15,001,657	3,205,496
Proposal No. 3
(Selection of Ernst & Young LLP as Independent Auditors for the year ending December 31, 2005)

For	Withhold/Against	Exceptions/Abstain
484,278,255	6,836,407	2,927,431
Item 6. Exhibits
     See Exhibit Index on Page 31

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL COMMUNICATIONS, INC.

August 9, 2005	/s/ Randall T. Mays

Randall T. Mays
Executive Vice President and
Chief Financial Officer

August 9, 2005	/s/ Herbert W. Hill, Jr.

Herbert W. Hill, Jr.
Senior Vice President and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
2.1	Agreement and Plan of Merger dated as of October 5, 2001, by and among Clear Channel, CCMM Sub, Inc. and The Ackerley Group, Inc. (incorporated by reference to the exhibits of Clear Channel’s Current Report on Form 8-K filed October 9, 2001).

3.1	Current Articles of Incorporation of the Company (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-3 (Reg. No. 333-33371) dated September 9, 1997).

3.2	Fourth Amended and Restated Bylaws of the Company (incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K dated April 26, 2005).

3.3	Amendment to the Company’s Articles of Incorporation (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Second Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

3.5	Third Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000).

4.1	Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B.J. McCombs, John M. Schaefer and John W. Barger, dated August 3, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.2	Waiver and Second Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated August 17, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.3	Waiver and Third Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated July 26, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.4	Waiver and Fourth Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated September 27, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.5	Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B. J. McCombs, John M. Schaefer and John W. Barger, dated May 31, 1977 (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-1 (Reg. No. 33-289161) dated April 19, 1984).

4.6	Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

4.7	Second Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

4.8	Third Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

Exhibit
Number	Description
4.9	Sixth Supplemental Indenture dated June 21, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channel’s registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.10	Seventh Supplemental Indenture dated July 7, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channel’s registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.11	Ninth Supplemental Indenture dated September 12, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

4.12	Tenth Supplemental Indenture dated October 26, 2001, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

4.13	Eleventh Supplemental Indenture dated January 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.14	Twelfth Supplemental Indenture dated March 17, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated March 18, 2003).

4.15	Thirteenth Supplemental Indenture dated May 1, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated May 2, 2003).

4.16	Fourteenth Supplemental Indenture dated May 21, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated May 22, 2003).

4.17	Fifteenth Supplemental Indenture dated November 5, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated November 14, 2003).

4.18	Sixteenth Supplemental Indenture dated December 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated December 10, 2003).

4.19	Seventeenth Supplemental Indenture dated September 15, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated September 15, 2004).

4.20	Eighteenth Supplemental Indenture dated November 22, 2004, to Senior Indenture dated October 1,

Exhibit
Number	Description
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