Form 10-Q
period 2005-09-30
CLEAR CHANNEL COMMUNICATIONS INC
filed 2005-11-08
CIK 739708

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005	Commission file number 1-9645
CLEAR CHANNEL COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Texas	74-1787539
(State of Incorporation)	(I.R.S. Employer Identification No.)
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
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each class of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2005

Common Stock, $.10 par value	540,523,925

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

PART I
Item 1. UNAUDITED FINANCIAL STATEMENTS
CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$412,746	$210,476
Accounts receivable, less allowance of $60,082 at September 30, 2005 and $57,574 at December 31, 2004	1,752,210	1,658,650
Prepaid expenses	340,816	213,387
Other current assets	195,527	187,409

Total Current Assets	2,701,299	2,269,922

Property, Plant and Equipment
Land, buildings and improvements	1,762,793	1,740,990
Structures	3,287,778	3,110,233
Towers, transmitter and studio equipment	877,171	845,295
Furniture and other equipment	773,268	779,632
Construction in progress	145,598	95,305

	6,846,608	6,571,455
Less accumulated depreciation	2,750,375	2,447,181

	4,096,233	4,124,274

Intangible Assets
Definite-lived intangibles, net	531,281	629,663
Indefinite-lived intangibles — licenses	4,309,788	4,323,297
Indefinite-lived intangibles — permits	212,507	211,690
Goodwill	7,321,580	7,220,444

Other Assets
Notes receivable	15,800	16,801
Investments in, and advances to, nonconsolidated affiliates	325,111	395,371
Other assets	405,452	348,898
Other investments	390,395	387,589

Total Assets	$20,309,446	$19,927,949

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY
(In thousands)

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)
Current Liabilities
Accounts payable and accrued expenses	$1,486,491	$1,295,106
Accrued interest	102,315	95,525
Accrued income taxes	23,878	34,683
Current portion of long-term debt	176,490	417,275
Deferred income	381,508	317,682
Other current liabilities	21,983	24,281

Total Current Liabilities	2,192,665	2,184,552

Long-term debt	7,824,554	6,962,560
Other long-term obligations	213,912	283,937
Deferred income taxes	413,383	237,827
Other long-term liabilities	686,873	703,766

Minority interest	192,056	67,229
Commitments and contingent liabilities (Note 6)

Shareholders’ Equity
Common stock	54,241	56,757
Additional paid-in capital	28,360,743	29,183,595
Accumulated deficit	(19,732,074)	(19,933,777)
Accumulated other comprehensive income	110,743	194,590
Other	—	(213)
Cost of shares held in treasury	(7,650)	(12,874)

Total shareholders’ equity	8,786,003	9,488,078

Total Liabilities and Shareholders’ Equity	$20,309,446	$19,927,949

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue	$7,020,570	$7,103,473	$2,676,879	$2,648,873
Operating expenses:
Divisional operating expenses (excludes non-cash compensation expense of $212, $714, $-0- and $221 for the nine months ended and three months ended September 30, 2005 and 2004, respectively)	5,279,508	5,197,225	2,009,274	1,937,194
Non-cash compensation expense	6,164	2,619	2,725	786
Depreciation and amortization	511,050	511,062	169,667	170,150
Corporate expenses (excludes non-cash compensation expense of $5,952, $1,905, $2,725 and $565 for the nine months ended and three months ended September 30, 2005 and 2004, respectively)	149,539	142,590	49,966	46,645

Operating income	1,074,309	1,249,977	445,247	494,098

Interest expense	325,936	266,815	113,666	91,607
Gain (loss) on marketable securities	(278)	47,705	(815)	3,485
Equity in earnings of nonconsolidated affiliates	28,318	20,504	12,341	3,194
Other income (expense) — net	7,207	(20,586)	(3,477)	(622)

Income before income taxes	783,620	1,030,785	339,630	408,548
Income tax (expense) benefit:
Current	(157,389)	(296,945)	(47,999)	(44,072)
Deferred	(152,142)	(102,376)	(86,156)	(103,242)

Net income	474,089	631,464	205,475	261,234

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(91,225)	(10,168)	3,344	16,833
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) on marketable securities	(5,135)	11,995	13,838	19,348
Unrealized holding gain (loss) on cash flow derivatives	12,513	(33,012)	(9,644)	(16,498)
Reclassification adjustment for (gains) losses included in net income (loss)	—	(32,513)	—	—

Comprehensive income	$390,242	$567,766	$213,013	$280,917

Net income per common share:

Basic	$.86	$1.04	$.38	$.45

Diluted	$.86	$1.04	$.38	$.44

Dividends declared per share	$.50	$.325	$.1875	$.125
See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2005	2004
Cash Flows from operating activities:
Net income	$474,089	$631,464

Reconciling Items:
Depreciation and amortization	511,050	511,062
Deferred taxes	152,142	102,376
(Gain) loss on disposal of assets	(10,975)	(10,773)
(Gain) loss on available-for-sale securities	—	(48,429)
(Gain) loss forward exchange contract	13,447	9,832
(Gain) loss on trading securities	(13,169)	(9,108)
Increase (decrease) other — net	(15,185)	4,452
Changes in operating assets and liabilities:
Increase (decrease) in accrued income and other taxes	(46,875)	116,306
Changes in other operating assets and liabilities, net of effects of acquisitions	5,604	(8,245)

Net cash provided by operating activities	1,070,128	1,298,937

Cash flows from investing activities:
(Investment in) liquidation of restricted cash, net	—	(7,809)
Decrease (increase) in notes receivable — net	1,001	2,088
Decrease (increase) in investments in and advances to nonconsolidated affiliates — net	12,374	2,015
Purchases of investments	(707)	(1,287)
Proceeds from sale of investments	370	627,505
Purchases of property, plant and equipment	(291,350)	(242,659)
Proceeds from disposal of assets	24,176	25,968
Proceeds from divestitures placed in restricted cash	—	47,838
Acquisition of operating assets, net of cash acquired	(158,187)	(137,919)
Acquisition of operating assets with restricted cash	—	(39,857)
Decrease (increase) in other—net	(6,691)	(25,192)

Net cash (used in) provided by investing activities	(419,014)	250,691

Cash flows from financing activities:
Draws on credit facilities	1,591,074	3,691,149
Payments on credit facilities	(752,995)	(3,681,265)
Proceeds from long-term debt	21,257	753,545
Payments on long-term debt	(236,589)	(617,101)
Payments for purchase of treasury shares	(859,140)	(1,428,103)
Proceeds from exercise of stock options, stock purchase plan and common stock warrants	29,052	22,889
Dividends paid	(241,503)	(183,452)

Net cash used in financing activities	(448,844)	(1,442,338)

Net increase in cash and cash equivalents	202,270	107,290

Cash and cash equivalents at beginning of period	210,476	123,334

Cash and cash equivalents at end of period	$412,746	$230,624

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
The consolidated financial statements include the accounts of the Company and its subsidiaries, the majority of which are wholly-owned. Investments in companies in which the Company owns 20 percent to 50 percent of the voting common stock or otherwise exercises significant influence over operating and financial policies of the company are accounted for under the equity method. All significant intercompany transactions are eliminated in the consolidation process. Certain reclassifications have been made to the 2004 consolidated financial statements to conform to 2005 presentation.
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

	Nine Months Ended September 30,		Three Months Ended September 30,
(In thousands, except per share data)	2005	2004	2005	2004
Net income
Reported	$474,089	$631,464	$205,475	$261,234
Pro forma stock compensation expense, net of tax	(18,878)	(58,213)	(2,902)	(20,628)

Pro Forma	$455,211	$573,251	$202,573	$240,606

Net income per common share
Basic:
Reported	$.86	$1.04	$.38	$.45
Pro Forma	$.83	$.95	$.37	$.41

Diluted:
Reported	$.86	$1.04	$.38	$.44
Pro Forma	$.83	$.94	$.37	$.41
The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for 2005 and 2004:

	2005	2004
Risk-free interest rate	4.06% — 4.20%	2.21% — 4.30%
Dividend yield	2.30%	.90% — 1.46%
Volatility factors	25%	42% — 50%
Expected life in years	5.0 - 7.5	3.0 — 7.5

     Recent Accounting Pronouncements
In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 is an interpretation of FASB Statement 143, Accounting for Asset Retirement Obligations, which was issued in June 2001. According to FIN 47, uncertainty about the timing and (or) method of settlement because they are conditional on a future event that may or may not be within the control of the entity should be factored into the measurement of the asset retirement obligation when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted, but is not required. The Company adopted FIN 47 on January 1, 2005, which did not materially impact the Company’s financial position or results of operations.
In March 2005, the SEC issued Staff Accounting Bulletin No. 107 Share-Based Payment (“SAB 107”). SAB 107 expresses the SEC staff’s views regarding the interaction between Statement of Financial Accounting Standards No. 123(R) Share-Based Payment (“Statement 123(R)”) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first time adoption of Statement 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123(R) and the modification of employee share options prior to adoption of Statement 123(R). The Company is unable to quantify the impact of adopting SAB 107 and Statement 123(R) at this time because it will depend on levels of share-based payments granted in the future. Additionally, the Company is still evaluating the assumptions it will use upon adoption.
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
In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF 05-6, Determining the Amortization Period of Leasehold Improvements (“EITF 05-6”). EITF 05-6 requires that assets recognized under capital leases generally be amortized in a manner consistent with the lessee’s normal depreciation policy except that the amortization period is limited to the lease term (which includes renewal periods that are reasonably assured). EITF 05-6 also addresses the determination of the amortization period for leasehold improvements that are purchased subsequent to the inception of the lease. Leasehold improvements acquired in a business combination or purchased subsequent to the inception of the lease should be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. The Company adopted EITF 05-6 on July 1, 2005 which did not materially impact its financial position or results of operations.
In October 2005, the FASB issued Staff Position 13-1 (“FSP 13-1”). FSP 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. The guidance in FSP 13-1 shall be applied to the first reporting period beginning after December 15, 2005. The Company will adopt FSP 13-1 January 1, 2006 and does not anticipate adoption to materially impact its financial position or results of operations.
Note 2: INTANGIBLE ASSETS AND GOODWILL
     Definite-lived Intangibles
The Company has definite-lived intangible assets which consist primarily of transit and street furniture contracts and other contractual rights in the outdoor segment, talent and program right contracts in the radio segment, and contracts for non-affiliated radio and television stations in the Company’s media representation operations, all of which are amortized over the respective lives of the agreements. Other definite-lived intangible assets are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at September 30, 2005 and December 31, 2004:

	September 30, 2005		December 31, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Transit, street furniture, and other outdoor contractual rights	$641,316	$396,720	$688,373	$364,939
Talent contracts	202,161	170,818	202,161	155,647
Representation contracts	300,170	123,836	268,283	94,078
Other	193,962	114,954	197,462	111,952

Total	$1,337,609	$806,328	$1,356,279	$726,616

Total amortization expense from definite-lived intangible assets for the three and nine months ended September 30, 2005 and for the year ended December 31, 2004 was $36.8 million, $115.0 million and $136.6 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2006	$121,272
2007	72,921
2008	38,121
2009	30,986
2010	21,667
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
Under the direct method, the Company continues to aggregate its indefinite-lived intangible assets at the market level for purposes of impairment testing. The Company’s key assumptions using the direct method are market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up capital costs and losses incurred during the build-up period, the risk-adjusted discount rate and terminal values. This data is populated using industry normalized information.
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

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the nine-month period ended September 30, 2005:

(In thousands)	Radio	Outdoor	Entertainment	Other	Total
Balance as of December 31, 2004	$6,369,182	$787,694	$34,429	$29,139	$7,220,444
Acquisitions	16,683	17,287	99,834	13,784	147,588
Dispositions	(1,253)	—	—	—	(1,253)
Foreign currency	—	(42,049)	(852)	—	(42,901)
Adjustments	(117)	(1,733)	(448)	—	(2,298)

Balance as of September 30, 2005	$6,384,495	$761,199	$132,963	$42,923	$7,321,580

Note 3: DERIVATIVE INSTRUMENTS
The Company holds a net purchased option (the “collar”) under a secured forward exchange contract that limits its exposure to and benefit from price fluctuations in XM Satellite Radio Holding, Inc. (“XMSR”) over the term of the contract. The collar is accounted for as a hedge of the forecasted sale of the underlying shares. At September 30, 2005 and December 31, 2004, the fair value of the collar was a liability recorded in “Other long-term obligations” of $188.0 million and $208.1 million, respectively, and the amount recorded in other comprehensive income (loss), net of tax, related to the change in fair value of the collar for the nine months ended September 30, 2005 and the year ended December 31, 2004 was $12.5 million, and $(65.8) million, respectively.
The Company also holds options under two secured forward exchange contracts that limit its exposure to and benefit from price fluctuations in American Tower Corporation (“AMT”) over the terms of the contracts. These options are not designated as hedges of the underlying shares of AMT. The AMT contracts had a value of $16.4 million and $29.9 million at September 30, 2005 and December 31, 2004, respectively, recorded in “Other assets”. For the nine months ended September 30, 2005 and year ended December 31, 2004, the Company recognized losses of $13.4 million and $17.4 million, respectively, in “Gain (loss) on marketable securities” related to the change in fair value of the options. To offset the change in the fair value of these contracts, the Company has recorded AMT shares as trading securities. During the nine months ended September 30, 2005 and year ended December 31, 2004, the Company recognized gains of $13.2 million and $15.2 million, respectively, in “Gain (loss) on marketable securities” related to the change in the fair value of the shares.
As a result of the Company’s foreign operations, the Company is exposed to foreign currency exchange risks related to its investment in net assets in foreign countries. To manage this risk, the Company entered into two United States dollar — Euro cross currency swaps with an aggregate Euro notional amount of €706.0 million and a corresponding aggregate U.S. dollar notional amount of $877.7 million. These cross currency swaps had a value of $26.0 million and $75.8 million at September 30, 2005 and December 31, 2004, respectively, which was recorded in “Other long-term obligations”. These cross currency swaps require the Company to make fixed cash payments on the Euro notional amount while it receives fixed cash payments on the equivalent U.S. dollar notional amount, all on a semiannual basis. The Company has designated these cross currency swaps as a hedge of its net investment in Euro denominated assets. The Company selected the forward method under the guidance of the Derivatives Implementation Group Statement 133 Implementation Issue H8, Foreign Currency Hedges: Measuring the Amount of Ineffectiveness in a Net Investment Hedge. The forward method requires all changes in the fair value of the cross currency swaps and the semiannual cash payments to be reported as a cumulative translation adjustment in other comprehensive income (loss) in the same manner as the underlying hedged net assets. As of the nine months ended September 30, 2005 and year ended December 31, 2004, a loss, net of tax of $15.8 million, and $47.5 million, respectively, was recorded as a cumulative translation adjustment to other comprehensive income (loss) related to the cross currency swap.
Note 4: RECENT DEVELOPMENTS
     Company Share Repurchase Program
On February 1, 2005 (“February 2005 Program”), the Company’s Board of Directors authorized its third share repurchase program of up to $1.0 billion effective immediately. The first two share repurchase programs, each for $1.0 billion, were authorized during 2004 and have each been completed. On August 9, 2005, the Company’s Board of Directors authorized a $692.6 million increase to the existing balance of the February 2005 Program, bringing the authorized amount to an aggregate of $1.0 billion. The increase in the February 2005 Program was effective immediately, and expires on August 8, 2006, although the program may be discontinued or suspended at any time prior to its expiration. As of September 30, 2005, the Company had purchased 77.4 million shares for an aggregate purchase price of $2.7 billion, including commission and fees, under its repurchase programs.

     Clear Media Limited (“Clear Media”)
In July, 2005, the Company increased its investment in Clear Media, a Chinese company that operates street furniture displays throughout China, to a controlling majority ownership interest. As a result, the Company began consolidating the results of Clear Media in the third quarter of 2005. The Company had been accounting for Clear Media as an equity investment prior to July 2005. The net assets of Clear Media represent less than 2% of the Company’s consolidated net assets at September 30, 2005.
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
The Company is among the defendants in a lawsuit filed September 3, 2002 by JamSports in United States Federal District Court for the Northern District of Illinois. The plaintiff alleged that the Company violated federal antitrust laws and wrongfully interfered with plaintiff’s business and contractual rights. On March 21, 2005, the jury rendered its verdict finding that the Company had not violated the antitrust laws, but had tortiously interfered with a contract which the plaintiff had entered into with co-defendant AMA Pro Racing and with the plaintiff’s prospective economic advantage. In connection with the findings regarding tortious interference, the jury awarded to the plaintiffs approximately $17.0 million in lost profits and $73.0 million in punitive damages. In April, 2005, the Company filed a Renewed Motion for Judgment as a Matter of Law and Motion For a New Trial, to seek a judgment notwithstanding the verdict or a new trial from the U.S. District Court that tried the case. On August 15, 2005, the District Court granted that motion in part, granting judgment in favor of the Clear Channel defendants on the plaintiff’s claim for tortious interference with prospective economic advantage and granting the Clear Channel defendants a new trial with respect to the issue of damages on the plaintiff’s claim for tortious interference with contract. The District Court has set a new date for this trial, on February 6, 2006. The Company is vigorously defending this remaining claim.
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
Note 5: RESTRUCTURING
The following table represents the Company’s restructuring activities of acquired businesses, including the 2000 restructuring of the AMFM Inc. (“AMFM”) and SFX Entertainment, Inc. (“SFX”) operations, the 2002 restructuring of The Ackerley Group, Inc. (“Ackerley”) operations, and the 2005 restructuring of the Mean Fiddler Music Group Plc (“Mean Fiddler”) operations:

	Nine Months Ended	Year Ended
(In thousands)	September 30, 2005	December 31, 2004
Severance and lease termination costs:
Accrual at January 1	$11,015	$57,140
Estimated restructuring accruals	5,390	—
Adjustments to restructuring accrual	—	(43,623)
Payments charged against restructuring accrual	(2,215)	(2,502)

Ending balance of severance and lease termination accrual	$14,190	$11,015

During 2005, the Company acquired a controlling majority interest in Mean Fiddler, a promoter of music festivals and venues in the United Kingdom. As part of the acquisition, the Company recorded approximately $5.4 million in restructuring costs primarily related to lease terminations, which it expects to pay over the next several years. The remaining severance and lease termination accrual for AMFM, SFX, Ackerley and Mean Fiddler at September 30, 2005 is comprised of $2.0 million of severance and $12.2 million of lease termination costs. The severance accrual includes amounts that will be paid over the next several years related to deferred payments to former employees as well as other compensation. The lease termination accrual will be paid over the next several years. During the first nine months of 2005, $1.0 million was paid and charged to the restructuring accrual relating to severance. During 2004, the Company reduced its restructuring reserve by approximately $43.6 million, as amounts previously recorded were no longer expected to be paid. This reversal was recorded as an adjustment to the purchase price. Any future potential excess reserves will be recorded as an adjustment to the purchase price.
In addition to the restructurings described above, the Company restructured its outdoor operations in France during the third quarter of 2005. As a result, the Company recorded $26.6 million in restructuring costs as a component of divisional operating expenses during the third quarter of 2005; $22.5 million was related to severance costs and $4.1 million was related to other costs. It has been announced that the restructuring will result in the termination of 101 employees. During the third quarter, $2.7 million of related costs were paid and charged to the restructuring accrual. As of September 30, 2005, the accrual balance was $23.9 million.
Also, the Company restructured its outdoor advertising operations in Spain and France during 2004 and 2003, respectively. As a result of the Spain restructuring, the Company recorded in 2004 a $4.1 million accrual in divisional operating expenses; $2.2 million was related to severance and $1.9 million was related to consulting and other costs. As a result of the France restructuring, the Company recorded in 2003 a $13.8 million accrual in divisional operating expenses; $12.5 million was related to severance and $1.3 million was related to lease terminations and consulting costs. As of September 30, 2005, the aggregate accrual balance relating to the Spain and France restructuring was $2.5 million. It is expected that these accruals will be paid in the current year. These restructurings have resulted in the termination of 178 employees.
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
Note 7: GUARANTEES
As of September 30, 2005, the Company guaranteed third party debt of approximately $13.4 million. The guarantees arose primarily in 2000 in conjunction with the Company entering into long-term contracts with third parties. The operating assets associated with these contracts secure the debt that the Company has guaranteed. Only to the extent that the assets are either sold by the third-party for less than the guaranteed amount or the third party is unable to service the debt will the Company be required to make a cash payment under the guarantee. As of September 30, 2005, it is not probable that the Company will be required to make a payment under these guarantees. Thus, as of September 30, 2005, the guarantees associated with long-term operating contracts are not recorded on the Company’s financial statements. These guarantees are included in the Company’s calculation of its leverage ratio covenant under the bank credit facility.
Within the Company’s $1.75 billion credit facility, there exists a $150.0 million sub-limit available to certain of the Company’s international subsidiaries. This $150.0 million sub-limit allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provides funds to the Company’s international operations for certain working capital needs. Subsidiary borrowings under this sub-limit are guaranteed by the Company. At September 30, 2005, this portion of the $1.75 billion credit facility’s outstanding balance was $49.7 million. At September 30, 2005, this outstanding balance is recorded in “Long-term debt” on the Company’s financial statements.

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
The Company currently has guarantees that provide protection to its international subsidiaries’ banking institutions related to overdraft lines and credit card charge-back transactions up to approximately $65.5 million. As of September 30, 2005, no amounts were outstanding under these agreements.
As of September 30, 2005, the Company has outstanding commercial standby letters of credit and surety bonds of $230.0 million and $44.6 million, respectively, that primarily expire during the next twelve months. These letters of credit and surety bonds relate to various operational matters including insurance, bid and performance bonds as well as other items. These letters of credit are included in the Company’s calculation of its leverage ratio covenant under the bank credit facility. The surety bonds are not considered borrowings under the Company’s bank credit facility.
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

	Radio	Outdoor	Live
(In thousands)	Broadcasting	Advertising	Entertainment	Other	Corporate	Eliminations	Consolidated
Nine Months Ended September 30, 2005
Revenue	$2,624,736	$1,931,470	$2,137,441	$429,577	$—	$(102,654)	$7,020,570
Divisional operating expenses	1,612,039	1,400,603	2,012,670	356,850	—	(102,654)	5,279,508
Non-cash compensation	212	—	—	—	5,952	—	6,164
Depreciation and amortization	106,309	290,233	47,703	52,652	14,153	—	511,050
Corporate expenses	—	—	—	—	149,539	—	149,539

Operating income (loss)	$906,176	$240,634	$77,068	$20,075	$(169,644)	$—	$1,074,309

Intersegment revenues	$36,102	$7,049	$550	$58,953	$—	$—	$102,654
Identifiable assets	$12,246,440	$4,833,310	$1,707,462	$1,205,938	$316,296	$—	$20,309,446
Capital expenditures	$65,806	$137,222	$71,997	$11,064	$5,261	$—	$291,350

Three Months Ended September 30, 2005
Revenue	$919,245	$668,003	$983,454	$145,120	$—	$(38,943)	$2,676,879
Divisional operating expenses	546,615	483,379	897,959	120,264	—	(38,943)	2,009,274
Non-cash compensation	—	—	—	—	2,725	—	2,725
Depreciation and amortization	36,185	95,405	15,341	18,054	4,682	—	169,667
Corporate expenses	—	—	—	—	49,966	—	49,966

Operating income (loss)	$336,445	$89,219	$70,154	$6,802	$(57,373)	$—	$445,247

Intersegment revenues	$13,089	$1,670	$78	$24,106	$—	$—	$38,943

Nine Months Ended September 30, 2004
Revenue	$2,789,834	$1,761,308	$2,223,114	$429,591	$—	$(100,374)	$7,103,473
Divisional operating expenses	1,603,276	1,277,110	2,069,432	347,781	—	(100,374)	5,197,225
Non-cash compensation	714	—	—	—	1,905	—	2,619
Depreciation and amortization	113,653	288,810	45,577	47,358	15,664	—	511,062
Corporate expenses	—	—	—	—	142,590	—	142,590

Operating income (loss)	$1,072,191	$195,388	$108,105	$34,452	$(160,159)	$—	$1,249,977

Intersegment revenues	$43,221	$9,701	$497	$46,955	$—	$—	$100,374
Identifiable assets	$19,740,902	$4,804,175	$1,506,654	$1,425,597	$299,398	$—	$27,776,726
Capital expenditures	$44,976	$116,507	$62,008	$10,565	$8,603	$—	$242,659

	Radio	Outdoor	Live
(In thousands)	Broadcasting	Advertising	Entertainment	Other	Corporate	Eliminations	Consolidated
Three Months Ended September 30, 2004
Revenue	$960,066	$600,166	$974,675	$147,313	$—	$(33,347)	$2,648,873
Divisional operating expenses	538,179	431,383	883,645	117,334	—	(33,347)	1,937,194
Non-cash compensation	221	—	—	—	565	—	786
Depreciation and amortization	37,887	96,254	15,134	15,774	5,101	—	170,150
Corporate expenses	—	—	—	—	46,645	—	46,645

Operating income (loss)	$383,779	$72,529	$75,896	$14,205	$(52,311)	$—	$494,098

Intersegment revenues	$14,181	$2,446	$30	$16,690	$—	$—	$33,347
Net revenue of $1.8 billion and $660.7 million for the nine and three months ended September 30, 2005, respectively, and $1.6 billion and $579.2 million for the nine and three months ended September 30, 2004, respectively, and identifiable assets of $2.9 billion and $2.5 billion as of September 30, 2005 and 2004, respectively, are included in the data above and are derived from the Company’s foreign operations.
Note 9: STRATEGIC REALIGNMENT
On April 29, 2005, the Company announced a plan to strategically realign its businesses. This plan includes an initial public offering (“IPO”) of approximately 10% of the common stock of the Company’s outdoor business (“Clear Channel Outdoor”) and a 100% spin-off of its entertainment business (“Clear Channel Entertainment”). The closing of the IPO and spin-off of Clear Channel Entertainment are subject to approval of the Company’s Board of Directors, receipt of a tax opinion of counsel and letter ruling from the IRS relating to the Clear Channel Entertainment spin-off, favorable market conditions, effectiveness of registration statements filed with the Securities and Exchange Commission and other customary conditions.
It is the Company’s current intention to return approximately $1.6 billion of capital to shareholders through either share repurchases, a special dividend or a combination of both. Since announcing its intent on August 9, 2005, the Company has returned $117.1 million to shareholders by repurchasing 3.8 million shares of its common stock. It is the Company’s current intention to pay a special dividend in 2006 after taking into account the results of the Company’s share repurchases, and subject to the Company’s financial condition, and market and economic conditions among other factors. The Company intends to fund any share repurchases and/or a special dividend from funds generated from the repayment of intercompany debt, the proceeds of any new debt offerings, available cash balances and cash flow from operations. The timing and amount of a special dividend, if any, is in the discretion of the Board of Directors and will be based on the economic and market factors described above, among others.
Note 10: SUBSEQUENT EVENTS
On October 26, 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.1875 per share on the Company’s Common Stock. The dividend is payable on January 15, 2006 to shareholders of record at the close of business on December 31, 2005.
From October 1, 2005 through November 4, 2005, 3.8 million shares were repurchased for an aggregate purchase price of $117.1 million, including commissions and fees, under the Company’s share repurchase program. At November 4, 2005 $882.9 million remained available for repurchase through the Company’s repurchase program authorized on August 9, 2005.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
     Our outdoor advertising segment has experienced consistent revenue growth throughout 2005 as compared to 2004. Domestically, revenue growth was driven by increased rates on our bulletin and poster inventory. Internationally, growth was driven by increased revenue per display on our transit and street furniture inventory. We acquired a controlling majority interest in Clear Media Limited, a Chinese outdoor advertising company, during the third quarter of 2005. We have faced difficult economic and competitive environments in France throughout 2005, and announced a plan to restructure our outdoor advertising operations there. As a result of the restructuring, we recorded approximately $26.6 million as a component of divisional operating expenses during the third quarter of 2005.
     Our radio revenues declined each quarter of 2005 compared to the same periods of 2004, primarily as a result of the reduction in the amount of commercial minutes broadcast on our radio stations as part of our Less is More initiative. However, sequential improvement occurred each quarter of 2005 in our yield, or revenue divided by commercial minutes broadcast, as well as average unit rates for our inventory. 15 and 30 second advertisements as a percent of total advertising inventory increased each quarter of 2005 over the previous quarter.
     Our live entertainment revenues declined approximately $85.7 million for the nine months ended September 30, 2005 compared to the same period of 2004. The revenue decline is primarily the result of fewer events and lower attendance. During the third quarter of 2005, we acquired a controlling majority interest in Mean Fiddler, a promoter of music festivals and venue operator in the United Kingdom, and consolidated approximately $41.9 million in revenue.
Strategic Realignment of Businesses
     On April 29, 2005, we announced our plan to strategically realign our businesses. This plan includes an initial public offering (“IPO”) of approximately 10% of the common stock of our outdoor business (“Clear Channel Outdoor”) and a 100% spin-off of our entertainment business (“Clear Channel Entertainment”). The closing of the IPO and spin-off of Clear Channel Entertainment are subject to approval of our Board of Directors, receipt of a tax opinion of counsel and letter ruling from the IRS relating to the Clear Channel Entertainment spin-off, favorable market conditions, effectiveness of registration statements filed with the Securities and Exchange Commission and other customary conditions.
     It is our current intention to return approximately $1.6 billion of capital to shareholders through either share repurchases, a special dividend or a combination of both. Since announcing our intent on August 9, 2005, we have returned $117.1 million to shareholders by repurchasing 3.8 million shares of our common stock. It is our current intention to pay a special dividend in 2006 after taking into account the results of our share repurchases, and subject to our financial condition, and market and economic conditions among other factors. We intend to fund any share repurchases and/or a special dividend from funds generated from the repayment of intercompany debt, the proceeds of any new debt offerings, available cash balances and cash flow from operations. The timing and amount of a special dividend, if any, is in the discretion of the Board of Directors and will be based on the economic and market factors described above, among others.
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
Radio Broadcasting
     Our local radio markets are run predominantly by local management teams who control the formats selected for their programming. The formats are designed to reach audiences with targeted demographic characteristics that appeal to our advertisers. Our advertising rates are principally based on how many people in a targeted audience listen to our stations, as measured by an independent ratings service. The size of the market influences rates as well, with larger markets typically receiving higher rates than smaller markets.

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
     Additionally, management reviews our share of target demographics listening to the radio in an average quarter hour. This metric gauges how well our formats are attracting and keeping listeners.
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
The comparison of Three and Nine Months Ended September 30, 2005 to Three and Nine Months Ended September 30, 2004 is as follows:
Consolidated

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(In thousands)	2005	2004	Change	2005	2004	Change
Revenue	$2,676,879	$2,648,873	1%	$7,020,570	$7,103,473	(1%)
Operating expenses:
Divisional operating expenses (excludes non-cash compensation expense of $212, $714, $-0- and $221 for the nine months ended and three months ended September 30, 2005 and 2004, respectively)	2,009,274	1,937,194	4%	5,279,508	5,197,225	2%
Non-cash compensation expense	2,725	786	247%	6,164	2,619	135%
Depreciation and amortization	169,667	170,150	0%	511,050	511,062	0%
Corporate expenses (excludes non-cash compensation expense of $5,952, $1,905, $2,725 and $565 for the nine months ended and three months ended September 30, 2005 and 2004, respectively)	49,966	46,645	7%	149,539	142,590	5%

Operating income	445,247	494,098	(10%)	1,074,309	1,249,977	(14%)

Interest expense	113,666	91,607		325,936	266,815
Gain (loss) on marketable securities	(815)	3,485		(278)	47,705
Equity in earnings of nonconsolidated affiliates	12,341	3,194		28,318	20,504
Other income (expense) — net	(3,477)	(622)		7,207	(20,586)

Income before income taxes	339,630	408,548		783,620	1,030,785
Income tax (expense) benefit:
Current	(47,999)	(44,072)		(157,389)	(296,945)
Deferred	(86,156)	(103,242)		(152,142)	(102,376)

Net income	$205,475	$261,234		$474,089	$631,464

Consolidated Revenue
     Consolidated revenues increased $28.0 million for the three months ended September 30, 2005 compared to the same period of the prior year. This increase was the result of revenue increases of approximately $67.8 million in our outdoor segment primarily from domestic bulletin and poster sales and international street furniture and transit sales and approximately $22.9 million from our acquisition of a controlling majority interest in Clear Media, a Chinese outdoor company, during the third quarter of 2005. Our radio segment revenue declined $40.8 million, primarily as a result of fewer commercial minutes broadcast in the current year as part of our Less is More initiative. Live entertainment revenues increased approximately $8.8 million primarily from revenue growth in our European music division, as a result of our acquiring a controlling majority interest in Mean Fiddler, a promoter of music festivals and venues in the United Kingdom.

     Consolidated revenues were down $82.9 million for the nine months ended September 30, 2005 compared to the same period of the prior year. Our radio segment revenue declined $165.1 million, primarily as a result of fewer commercial minutes broadcast in the current year as part of our Less is More initiative. Our live entertainment revenues were down $85.7 million for the nine months of 2005 compared to the same period of 2004 primarily attributable to a decline in ticket revenues resulting from fewer concerts and lower attendance in the current year. This decline was partially offset by our outdoor segment, which experienced revenue growth of $170.2 million for the period primarily from domestic bulletin sales and international street furniture and transit sales, approximately $22.9 million from the consolidation of Clear Media, and approximately $33.9 million from increase in foreign exchange fluctuations.
Consolidated Divisional Operating Expenses
     Consolidated divisional operating expenses increased $72.1 million for the three months ended September 30, 2005 compared to the same period of 2004 primarily related to approximately $26.6 million recorded from restructuring our outdoor advertising business in France during the third quarter of 2005 and approximately $12.5 million and $34.4 million related to our consolidation of Clear Media and Mean Fiddler, respectively, both of which we acquired a controlling majority interest in during the third quarter of 2005.
     Consolidated divisional operating expenses increased $82.3 million for the nine months ended September 30, 2005 compared to the same period of 2004 principally from $26.6 million of costs related to restructuring our outdoor advertising business in France, approximately $12.5 million from our consolidation of Clear Media, and approximately $28.7 million and from increases in foreign exchange as compared to the same period of 2004. In addition to the France restructuring, foreign exchange and the Clear Media acquisition, our outdoor segment contributed approximately $55.7 million primarily related to increased site lease, direct production and commission expenses associated with the increase in revenue. Our radio and other segment contributed approximately $8.7 million and $9.1 million, respectively to the increase. These increases were partially offset by a $56.8 million decline in divisional operating expenses in our live entertainment segment primarily due to fewer events that led to lower talent costs and reduced artist guarantees in the current year compared to 2004.
Non-cash Compensation Expense
     Non-cash compensation expense increased 247% and 135% during the three and nine months ended September 30, 2005, respectively, as compared to the same periods of 2004, primarily from the granting in 2005 of more restricted stock awards rather than stock options which we account for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.
Corporate Expenses
     Corporate expenses increased $3.3 million and $6.9 million during the three and nine months ended September 30, 2005, respectively, as compared to the same periods of 2004. The increases for the three months is comprised of $3.0 million related to costs of our strategic realignment plan and approximately $3.7 million related to severance in conjunction with reorganizing our live entertainment business, offset by a decline in bonus expenses. The increase for the nine months primarily related to an increase in corporate legal expenses of approximately $12.5 million associated with legal contingencies in our live entertainment segment, offset by a decline in bonus expenses.
Interest Expense
     Interest expense increased $22.1 million and $59.1 million during the three and nine months ended September 30, 2005, respectively, as compared to the same periods of 2004, primarily as a result of an increase in our average debt outstanding as well as an increase in our weighted average cost of debt. Our debt balances and weighted average cost of debt at September 30, 2005 and 2004 were $8.0 billion, 5.7%, $7.2 billion and 5.2%, respectively.
Gain (Loss) on Marketable Securities
     Gain (loss) on marketable securities for the third quarter of 2005 and 2004 consisted entirely of changes in fair value of certain investment securities that are classified as trading and a related secured forward exchange contract associated with those securities.
     The loss on marketable securities for the nine months ended September 30, 2005 of $.3 million decreased $48.0 million compared to the gain of $47.7 million for the same period of 2004. The loss on marketable securities for the nine months ended September 30, 2005 consisted of changes in fair value of certain investment securities that are classified as trading and a related secured forward exchange contract associated with those securities. The gain on marketable securities during the nine months of 2004 consisted primarily of a $47.0 million gain on the sale of our remaining investment in Univision Communications, offset by changes in fair value of certain investment securities that are classified as trading and a related secured forward exchange contract associated with those securities.

Other Income (Expense) — Net
     Other income (expense) — net decreased $2.9 million and increased $27.8 million for the three and nine months ended September 30, 2005, respectively, compared to the same period of 2004. The increase for the three months was attributable to an approximately $31.6 million loss on the early extinguishment of debt in 2004.
Income Tax Benefit (Expense)
     Current tax expense increased approximately $3.9 million for the three months ended September 30, 2005 as compared to the same period of 2004. Deferred tax expense decreased during the three months ended September 30, 2005 as compared to the same period of 2004 by approximately $17.1 million primarily due to higher deferred tax expense related to additional tax depreciation and tax gains on the sale of certain investments recorded during 2004.
     Current tax expense decreased $139.6 million for the nine months ended September 30, 2005 as compared to the same period of the prior year primarily as a result of current tax expense related to the sale of our remaining investment in Univision, partially offset by a tax benefit related to a tax loss on our early extinguishment of debt, both occurring during the nine months ended September 30, 2004. Deferred tax expense increased approximately $49.8 million for the nine months ended September 30, 2005 as compared to the same period of 2004 primarily due to net deferred tax benefits recorded during the prior year primarily related to our sale of our remaining investment in Univision.
Segment Revenue and Divisional Operating Expenses
Radio Broadcasting

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2005	2004	% Change	2005	2004	% Change
Revenue	$919,245	$960,066	(4%)	$2,624,736	$2,789,834	(6%)
Divisional operating expenses	546,615	538,179	2%	1,612,039	1,603,276	1%
Non-cash compensation	—	221	(100%)	212	714	(70%)
Depreciation and amortization	36,185	37,887	(4%)	106,309	113,653	(6%)

Operating income	$336,445	$383,779	(12%)	$906,176	$1,072,191	(15%)

Three Months
     Our radio revenue declined $40.8 million, or 4%, to $919.2 million during the third quarter of 2005 compared to the same period of 2004. The decline includes a reduction of approximately $4.3 million from non-cash trade revenues. Both local and national revenues were down for the quarter as well, primarily from the reduction in commercial minutes made available for sale on our radio stations. As a result, some of our larger advertising categories declined during the quarter, including automotive and retail. Yield, or revenue divided by total minutes of available inventory, experienced an increase each month of the third quarter. Our 30 and 15 second commercials, as a percent of total commercial minutes available, were higher in the third quarter than in the first six months of the year. Average unit rates were also higher during the third quarter than during the first six months of the year.
     Radio divisional operating expenses increased $8.4 million during the third quarter of 2005 compared to the same period of 2004. This increase was driven by increases in promotion and advertising as well as programming and content expenses.
Nine Months
     Our radio revenue declined $165.1 million during the nine months ended September 30, 2005 compared to the same period of 2004. Both local and national revenues were down for the nine months, as we continue to implement Less is More. While there were increases in average unit rates of 30 and 15 second commercials as the year progressed, these increases have not yet offset the reduction of commercial minutes. The decline also includes a reduction of approximately $18.5 million from non-cash trade revenues.
     Radio divisional operating expenses increased, $8.8 million, or 1% during the nine months ended September 30, 2005 compared to the same period of 2004. While we experienced increased advertising and promotional expenditures as well as additional expenses associated with sports broadcasting rights related to contracts awarded in the second half of 2004. These increases were partially offset by decreases in commission expenses as well as a decline in non-cash trade expenses.
     Depreciation and amortization declined $7.3 million for the nine months ended September 30, 2005 compared to the same period of 2004 primarily related to syndicated radio talent and sports broadcasting contracts acquired through acquisitions of radio companies that became fully amortized in the fourth quarter of 2004.
Outdoor Advertising

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2005	2004	% Change	2005	2004	% Change
Revenue	$668,003	$600,166	11%	$1,931,470	$1,761,308	10%
Divisional operating expenses	483,379	431,383	12%	1,400,603	1,277,110	10%
Depreciation and amortization	95,405	96,254	(1%)	290,233	288,810	0%

Operating income	$89,219	$72,529	23%	$240,634	$195,388	23%

Three Months
     Our outdoor advertising revenue increased $67.8 million during the third quarter of 2005 compared to the same period of 2004. Included in the third quarter 2005 results is an approximately $1.7 million increase related to foreign exchange compared to the third quarter of 2004. Approximately $22.9 million of the revenue growth is related to our third quarter acquisition of a controlling majority interest in Clear Media Limited. Clear Media is a Chinese outdoor company which we previously accounted for as an equity method investment.
     Our domestic revenue increased $31.6 million to $317.7 million during the third quarter of 2005 compared to the same period of 2004. The increase was mainly due to an increase in bulletin and poster revenues primarily attributable to increased rates during 2005. Increased revenues from our airport, street furniture and transit advertising displays also contributed to the revenue increase. Growth occurred across the majority of our markets including strong growth in New York, Miami, Houston, Seattle, Cleveland and Las Vegas. Strong advertising client categories for the nine months ended September 30, 2005 included automotive, entertainment and amusements, business and consumer services, retail and telecommunications.
     Our international revenues increased $36.2 million to $350.3 million during the three months ended September 30, 2005 as compared to the same period in 2004. Included in the revenue growth is approximately $22.9 million in revenue from Clear Media. In addition, the remaining revenue growth was attributable to increases in our street furniture and transit revenues. Leading markets contributing to our international revenue growth were Italy, Sweden and Australia.
     Our divisional operating expenses increased $52.0 million to $483.4 million during the third quarter of 2005 compared to the same period of 2004. Included in the increase is approximately $1.4 million from increases in foreign exchange. Our consolidation of Clear Media contributed approximately $12.5 million to the increase. Also, we began a restructuring of our business in France during the third quarter of 2005 and recorded approximately $26.6 million in restructuring costs.
     Domestic divisional operating expenses increased $5.7 million to $168.5 million during the third quarter as compared to the same period in 2004. The increase is related to increases in site lease expenses, commission expenses associated with the increase in revenue and direct production expenses. International divisional operating expenses grew $46.3 million to $314.9 million during the quarter ended September 30, 2005 as compared to the same period of the 2004, primarily from the consolidation of Clear Media and the France restructuring.
Nine Months
     Our revenue increased approximately $170.2 million, or 10%, during the nine months ended September 30, 2005 as compared to the same period of 2004. Included in these results is approximately $33.9 million from increases in foreign exchange as compared to the same period of 2004. Our domestic operations contributed approximately $85.9 million to the increase primarily from growth in bulletin and poster revenues of approximately $41.4 million. In addition to foreign exchange, our international operations contributed approximately $50.4 million to the increase from our consolidation of Clear Media and increases from our street furniture and transit revenues.

      Divisional operating expenses increased approximately $123.5 million during the nine months ended September 30, 2005 as compared to the same period of 2004. Included in these expenses is approximately $28.7 million from increases in foreign exchange as compared to the same period of 2004. Our domestic operations contributed approximately $29.4 million to the increased expense, of which approximately $5.6 million related to direct production expenses, $6.0 million related to site lease expenses, $2.9 million from an increase in commission expenses, and $1.8 million from an increase in bad debt expense. In addition to foreign exchange, our international operations contributed approximately $65.4 million to the increase, comprised of an approximate $25.9 million increase in fixed rent and minimum annual guarantees associated with the increase in revenues on our street furniture and transit contracts, approximately $12.5 million from our consolidation of Clear Media and approximately $26.6 million of costs related to the restructuring of our business in France.
Live Entertainment

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2005	2004	% Change	2005	2004	% Change
Revenue	$983,454	$974,675	1%	$2,137,441	$2,223,114	(4%)
Divisional operating expenses	897,959	883,645	2%	2,012,670	2,069,432	(3%)
Depreciation and amortization	15,341	15,134	1%	47,703	45,577	5%

Operating income	$70,154	$75,896	(8%)	$77,068	$108,105	(29%)

Three Months
     Our live entertainment revenue increased $8.8 million for the third quarter of 2005 compared to the same period of 2004. The revenue increase was led by our European music division primarily as a result of acquiring a controlling majority interest in Mean Fiddler, a promoter of music festivals and venue operator in the United Kingdom, which contributed approximately $41.9 million to the net increase. This increase was partially offset by a decline in revenue from our domestic music and theater divisions. This was the result of a decline in the number of events and average ticket prices in the current year compared to 2004. The lower number of events led to a decline in ancillary revenues as well. The third quarter revenues also included a decline of approximately $6.1 million related to foreign exchange compared to 2004 due to the strengthening of the U.S. dollar relative to our international functional currencies.
     Our live entertainment divisional operating expenses increased $14.3 million for the third quarter of 2005 compared to the same period of 2004. During the quarter, we recorded approximately $8.4 million related to certain legal costs and certain severance costs in conjunction with reorganizing the business. Also included in the increase is approximately $34.4 million from the consolidation of Mean Fiddler. These increases were partially offset by approximately $5.3 million from decreases in foreign exchange due to the strengthening of the U.S. dollar and by decreases in talent costs associated with the decrease in revenues.
Nine Months
     Our live entertainment revenue declined $85.7 million for the nine months of 2005 compared to the same period of 2004. The decline was primarily attributable to an overall decline in ticket revenues resulting from fewer concerts and lower attendance in the current year. The lower number of shows and attendance at our amphitheaters led to a decline in concessions and merchandising. The decline in revenues was partially offset by an increase of approximately $41.9 million from the consolidation of Mean Fiddler and approximately $7.0 million from foreign exchange fluctuations.
     Our live entertainment divisional operating expenses were down $56.8 million during the nine months ended September 30, 2005 compared to the same period of 2004. This decline correlates with fewer events which led to decreased artist costs. The decline was partially offset by an increase of approximately $34.4 million from the consolidation of Mean Fiddler, approximately $7.1 million from foreign exchange fluctuations, an increase of approximately $12.5 million from expenses related to legal contingencies recorded in the first quarter of 2005, and approximately $8.4 million related to certain legal costs and certain severance costs in conjunction with reorganizing the business in the third quarter of 2005.

Reconciliation of Segment Operating Income (Loss) to Consolidated Operating Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2005	2004	2005	2004
Radio Broadcasting	$336,445	$383,779	$906,176	$1,072,191
Outdoor Advertising	89,219	72,529	240,634	195,388
Live Entertainment	70,154	75,896	77,068	108,105
Other	6,802	14,205	20,075	34,452
Corporate	(57,373)	(52,311)	(169,644)	(160,159)

Consolidated Operating Income	$445,247	$494,098	$1,074,309	$1,249,977

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
Operating Activities:
          Net cash provided by operating activities was $228.8 million less for the nine months ended September 30, 2005 compared to the same period of 2004 principally from a decline in net income of $157.4 million. Also contributing to the decline were taxes accrued but not yet paid on the sale of our remaining investment in Univision during 2004 and tax return adjustments that were paid during 2005 upon the completion of our 2004 federal tax return.
Investing Activities:
          Net cash provided by investing activities of $250.7 million for the nine months ended September 30, 2004 declined $669.7 million to net cash used in investing activities of $419.0 million for the nine months ended September 30, 2005. The decline was primarily due to $627.5 million in proceeds from the sale of investments primarily related to our remaining investment in Univision Communications during 2004.
Financing Activities:
          Net cash used in financing activities for the nine months ended September 30, 2005 declined approximately $993.5 million compared to the same period of 2004 primarily from a reduction of treasury share repurchases during 2005 of $569.0 million.
          We expect to fund anticipated cash requirements (including payments of principal and interest on outstanding indebtedness and commitments, acquisitions, anticipated capital expenditures, quarterly dividends and share repurchases) for the foreseeable future with cash flows from operations and various externally generated funds.
SOURCES OF CAPITAL
As of September 30, 2005 and December 31, 2004 we had the following debt outstanding:

	September 30,	December 31,
(In millions)	2005	2004
Credit facility	$1,201.5	$350.5
Long-term bonds (a)	6,551.9	6,846.1
Other borrowings	247.6	183.2

Total Debt	8,001.0	7,379.8
Less: Cash and cash equivalents	412.7	210.5

	$7,588.3	$7,169.3

(a)	Includes $11.4 million and $13.8 million in unamortized fair value purchase accounting adjustment premiums related to the merger with AMFM at September 30, 2005 and December 31, 2004, respectively. Also includes $(20.9) million and $6.5 million related to fair value adjustments for interest rate swap agreements at September 30, 2005 and December 31, 2004, respectively.

Credit Facility
     We have a multi-currency revolving credit facility in the amount of $1.75 billion, which can be used for general working capital purposes including commercial paper support as well as to fund capital expenditures, share repurchases, acquisitions and the refinancing of public debt securities. At September 30, 2005, the outstanding balance on this facility was $1.2 billion and, taking into account letters of credit of $227.4 million, $321.1 million was available for future borrowings, with the entire balance to be repaid on July 12, 2009.
     During the nine months ended September 30, 2005, we made principal payments totaling $753.0 million and drew down $1.6 billion on the credit facility. As of November 4, 2005, the credit facility’s outstanding balance was $1.3 billion and, taking into account outstanding letters of credit, $238.1 million was available for future borrowings.
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
Debt Covenants
     The significant covenants on our $1.75 billion five-year, multi-currency revolving credit facility relate to leverage and interest coverage contained and defined in the credit agreement. The leverage ratio covenant requires us to maintain a ratio of consolidated funded indebtedness to operating cash flow (as defined by the credit agreement) of less than 5.25x. The interest coverage covenant requires us to maintain a minimum ratio of operating cash flow (as defined by the credit agreement) to interest expense of 2.50x. In the event that we do not meet these covenants, we are considered to be in default on the credit facility at which time the credit facility may become immediately due. At September 30, 2005, our leverage and interest coverage ratios were 3.5x and 5.2x, respectively. This credit facility contains a cross default provision that would be triggered if we were to default on any other indebtedness greater than $200.0 million.
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
     At September 30, 2005, we were in compliance with all debt covenants. We expect to remain in compliance throughout 2005.

USES OF CAPITAL
Dividends
          Our Board of Directors declared quarterly cash dividends as follows:
     (In millions, except per share data)

	Amount
	per
Declaration	Common
Date	Share	Record Date	Payment Date	Total Payment
October 20, 2004	$0.125	December 31, 2004	January 15, 2005	$70.9
February 16, 2005	0.125	March 31, 2005	April 15, 2005	68.9
April 26, 2005	0.1875	June 30, 2005	July 15, 2005	101.7
July 27, 2005	0.1875	September 30, 2005	October 15, 2005	101.8
          Additionally, on October 26, 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.1875 per share on the Company’s Common Stock. The dividend is payable on January 15, 2006 to shareholders of record at the close of business on December 31, 2005.
Acquisitions
          During the nine months ended September 30, 2005, we acquired radio stations for $8.7 million in cash. We also acquired outdoor display faces for $43.7 million in cash. Our live entertainment segment used $67.9 million in cash, primarily for our acquisition of Mean Fiddler. In addition, our national representation firm acquired contracts for $32.5 million in cash and our television business acquired a station for $5.4 million in cash.
Capital Expenditures
          Capital expenditures were $291.4 million and $242.7 million in the nine months ended September 30, 2005 and 2004, respectively.

	Nine Months Ended September 30, 2005 Capital Expenditures
				Corporate and
(In millions)	Radio	Outdoor	Entertainment	Other	Total
Non-revenue producing	$65.8	$53.0	$40.0	$16.4	$175.2
Revenue producing	—	84.2	32.0	—	116.2

	$65.8	$137.2	$72.0	$16.4	$291.4

Treasury Stock Transactions
          Our Board of Directors approved two separate share repurchase programs during 2004, each for $1.0 billion. On February 1, 2005, our Board of Directors approved a third $1.0 billion share repurchase program. On August 9, 2005, our Board of Directors authorized an increase in and extension of the February 2005 program, which had $307.4 million remaining, by $692.6 million, for a total of $1.0 billion. This increase expires on August 8, 2006, although the program may be discontinued or suspended at anytime prior to its expiration. As of November 4, 2005, 81.2 million shares had been repurchased for an aggregate purchase price of $2.8 billion, including commission and fees, under the share repurchase programs. From January 1, 2005 through November 4, 2005, we repurchased 29.7 million shares of our common stock for an aggregate purchase price of $968.3 million, including commission and fees.
Commitments, Contingencies and Guarantees
Commitments and Contingencies
          We are among the defendants in a lawsuit filed September 3, 2002 by JamSports in United States Federal District Court for the Northern District of Illinois. The plaintiff alleged that we violated federal antitrust laws and wrongfully interfered with plaintiff’s business and contractual rights. On March 21, 2005, the jury rendered its verdict finding that we had not violated the antitrust laws, but had tortiously interfered with a contract which the plaintiff had entered into with co-defendant AMA Pro Racing and with the plaintiff’s prospective economic advantage. In connection with the findings regarding tortious interference, the jury awarded to the plaintiffs approximately $17.0 million in lost profits and $73.0 million in punitive damages. In April, 2005, we filed a Renewed Motion for

Judgment as a Matter of Law and Motion For a New Trial, to seek a judgment notwithstanding the verdict or a new trial from the U.S. District Court that tried the case. On August 15, 2005, the District Court granted that motion in part, granting judgment in favor of the Clear Channel defendants on the plaintiff’s claim for tortious interference with prospective economic advantage and granting the Clear Channel defendants a new trial with respect to the issue of damages on the plaintiff’s claim for tortious interference with contract. The District Court has set a new date for this trial, on February 6, 2006. We are vigorously defending this remaining claim.
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
Guarantees
          As of September 30, 2005, we guaranteed the debt of third parties of approximately $13.4 million primarily related to long-term operating contracts. The third parties’ associated operating assets secure a substantial portion of these obligations.
Market Risk
Interest Rate Risk
          At September 30, 2005, approximately 34% of our long-term debt, including fixed-rate debt on which we have entered into interest rate swap agreements, bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the quarter’s average interest rate under these borrowings, it is estimated that our interest expense for the nine months ended September 30, 2005 would have changed by $40.4 million and that our net income for the nine months ended September 30, 2005 would have changed by $25.0 million. In the event of an adverse change in interest rates, management may take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this interest rate analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.
          At September 30, 2005, we had entered into interest rate swap agreements with a $1.3 billion aggregate notional amount that effectively float interest at rates based upon LIBOR. These agreements expire from February 2007 to March 2012. The fair value of these agreements at September 30, 2005 was a liability of $20.9 million.
Equity Price Risk
          The carrying value of our available-for-sale and trading equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at September 30, 2005 by $74.4 million and would change accumulated comprehensive income (loss) and net income by $39.9 million and $6.2 million, respectively. At September 30, 2005, we also held $18.4 million of investments that do not have a quoted market price, but are subject to fluctuations in their value.
          We maintain derivative instruments on certain of our available-for-sale and trading equity securities to limit our exposure to and benefit from price fluctuations on those securities.
Foreign Currency
          We have operations in countries throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. To mitigate a portion of the exposure of international currency fluctuations, we maintain a natural hedge through borrowings in currencies other than the U.S. dollar. In addition, we have U.S. dollar – Euro cross currency swaps which are also designated as a hedge of our net investment in foreign denominated assets. These hedge positions are reviewed monthly. Our foreign operations reported net income of $3.5 million for the nine months ended September 30, 2005. It is estimated that a 10% change in the value of the U.S. dollar to foreign currencies would change net income for the nine months ended September 30, 2005 by $0.4 million.

     Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of our investments in various countries, all of which are accounted for under the equity method. It is estimated that the result of a 10% fluctuation in the value of the dollar relative to these foreign currencies at September 30, 2005 would change our equity in earnings of nonconsolidated affiliates by $2.8 million and would change our net income by approximately $1.8 million for the nine months ended September 30, 2005.
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
     In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF 05-6, Determining the Amortization Period of Leasehold Improvements (“EITF 05-6”). EITF 05-6 requires that assets recognized under capital leases generally be amortized in a manner consistent with the lessee’s normal depreciation policy except that the amortization period is limited to the lease term (which includes renewal periods that are reasonably assured). EITF 05-6 also addresses the determination of the amortization period for leasehold improvements that are purchased subsequent to the inception of the lease. Leasehold improvements acquired in a business combination or purchased subsequent to the inception of the lease should be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. We adopted EITF 05-6 on July 1, 2005 which did not materially impact our financial position or results of operations.
     In October 2005, the FASB issued Staff Position 13-1 (“FSP 13-1”). FSP 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. The guidance in FSP 13-1 shall be applied to the first reporting period beginning after December 15, 2005. We will adopt FSP 13-1 January 1, 2006 and do not anticipate adoption to materially impact our financial position or results of operations.
Inflation
     Inflation has affected our performance in terms of higher costs for wages, salaries and equipment. Although the exact impact of inflation is indeterminable, we believe we have offset these higher costs in various manners.

Ratio of Earnings to Fixed Charges
     The ratio of earnings to fixed charges is as follows:

Nine Months ended September 30,		Year Ended December 31,
2005	2004	2004	2003	2002	2001	2000
2.23	2.85	2.80	3.62	2.62	*	2.20

*	For the year ended December 31, 2001, fixed charges exceeded earnings before income taxes and fixed charges by $1.3 billion.
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

Part II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are among the defendants in a lawsuit filed September 3, 2002 by JamSports in United States Federal District Court for the Northern District of Illinois. The plaintiff alleged that we violated federal antitrust laws and wrongfully interfered with plaintiff’s business and contractual rights. On March 21, 2005, the jury rendered its verdict finding that we had not violated the antitrust laws, but had tortiously interfered with a contract which the plaintiff had entered into with co-defendant AMA Pro Racing and with the plaintiff’s prospective economic advantage. In connection with the findings regarding tortious interference, the jury awarded to the plaintiffs approximately $17.0 million in lost profits and $73.0 million in punitive damages. In April, 2005, we filed a Renewed Motion for Judgment as a Matter of Law and Motion For a New Trial, to seek a judgment notwithstanding the verdict or a new trial from the U.S. District Court that tried the case. On August 15, 2005, the District Court granted that motion in part, granting judgment in favor of the Clear Channel defendants on the plaintiff’s claim for tortious interference with prospective economic advantage and granting the Clear Channel defendants a new trial with respect to the issue of damages on the plaintiff’s claim for tortious interference with contract. The District Court has set a new date for this trial, on February 6, 2006. We are vigorously defending this remaining claim.
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
     On March 30, 2004, July 21, 2004, and then again on February 1, 2005, we publicly announced that our Board of Directors authorized share repurchase programs each up to $1.0 billion effective immediately. The March 30, 2004 program was completed at August 2, 2004 and the July 21, 2004 program was completed at February 4, 2005 upon the repurchase of $1.0 billion each in our shares. On August 9, 2005, our Board of Directors authorized an increase in and extension of the February 2005 program, which had $307.4 million remaining, by $692.6 million, for a total of $1.0 billion. This increase expires on August 8, 2006, although the program may be discontinued or suspended at anytime prior to its expiration. During the three months ended September 30, 2005, we did not repurchase shares.
Item 6. Exhibits
     See Exhibit Index on Page 31

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL COMMUNICATIONS, INC.
November 8, 2005	/s/ Randall T. Mays
Randall T. Mays
Executive Vice President and Chief Financial Officer

November 8, 2005	/s/ Herbert W. Hill, Jr.
Herbert W. Hill, Jr.
Senior Vice President and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
2.1	Agreement and Plan of Merger dated as of October 5, 2001, by and among Clear Channel, CCMM Sub, Inc. and The Ackerley Group, Inc. (incorporated by reference to the exhibits of Clear Channel’s Current Report on Form 8-K filed October 9, 2001).

3.1	Current Articles of Incorporation of the Company (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-3 (Reg. No. 333-33371) dated September 9, 1997).

3.2	Fourth Amended and Restated Bylaws of the Company (incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K dated April 26, 2005).

3.3	Amendment to the Company’s Articles of Incorporation (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Second Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

3.5	Third Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000).

4.1	Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B.J. McCombs, John M. Schaefer and John W. Barger, dated August 3, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.2	Waiver and Second Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated August 17, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.3	Waiver and Third Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated July 26, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.4	Waiver and Fourth Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated September 27, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.5	Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B. J. McCombs, John M. Schaefer and John W. Barger, dated May 31, 1977 (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-1 (Reg. No. 33-289161) dated April 19, 1984).

4.6	Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

4.7	Second Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

4.8	Third Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

Exhibit
Number	Description
4.9	Sixth Supplemental Indenture dated June 21, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channel’s registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.10	Seventh Supplemental Indenture dated July 7, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits of Clear Channel’s registration statement on Form S-3 (Reg. No. 333-42028) dated July 21, 2000).

4.11	Ninth Supplemental Indenture dated September 12, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

4.12	Tenth Supplemental Indenture dated October 26, 2001, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

4.13	Eleventh Supplemental Indenture dated January 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.14	Twelfth Supplemental Indenture dated March 17, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated March 18, 2003).

4.15	Thirteenth Supplemental Indenture dated May 1, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated May 2, 2003).

4.16	Fourteenth Supplemental Indenture dated May 21, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated May 22, 2003).

4.17	Fifteenth Supplemental Indenture dated November 5, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated November 14, 2003).

4.18	Sixteenth Supplemental Indenture dated December 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated December 10, 2003).

4.19	Seventeenth Supplemental Indenture dated September 15, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated September 15, 2004).

Exhibit
Number	Description
4.20	Eighteenth Supplemental Indenture dated November 22, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated November 17, 2004).

4.21	Nineteenth Supplemental Indenture dated December 13, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated December 13, 2004).

10.1	Employment Agreement dated August 5, 2005 between Clear Channel Outdoor Holdings, Inc. and Paul Meyer (incorporated by reference to the exhibits of Clear Channel’s Current Report on Form 8-K filed August 10, 2005).

10.2*	Severance Agreement and General Release effective September 30, 2005 among Brian E. Becker, SFX Entertainment, Inc. d/b/a Clear Channel Entertainment, and Clear Channel Communications, Inc.

10.3	Employment Agreement dated August 17, 2005 between SFX Entertainment, Inc. d/b/a Clear Channel Entertainment and Michael Rapino (incorporated by reference to the exhibits of Clear Channel’s Current Report on Form 8-K filed August 23, 2005).

10.4	Settlement Agreement dated May 27, 2005 among Roger Parry and Clear Channel Outdoor, Inc.

11	Statement re: Computation of Per Share Earnings.

12	Statement re: Computation of Ratios.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.