Form 10-K
period 2005-12-31
CLEAR CHANNEL COMMUNICATIONS INC
filed 2006-03-10
CIK 739708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005,
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission File Number 1-9645
CLEAR CHANNEL COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Texas (State of Incorporation)	74-1787539 (I.R.S. Employer Identification No.)
200 East Basse Road
San Antonio, Texas 78209
Telephone (210) 822-2828
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.10 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerate filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☑           Accelerated filer  ☐           Non-accelerated filer  ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑
As of June 30, 2005, the aggregate market value of the Common Stock beneficially held by non-affiliates of the registrant was approximately $10.8 billion based on the closing sale price as reported on the New York Stock Exchange. (For purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates).
On February 28, 2006, there were 516,831,938 outstanding shares of Common Stock, excluding 21,760,838 shares held in treasury.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Definitive Proxy Statement for the 2006 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

CLEAR CHANNEL COMMUNICATIONS, INC.
INDEX TO FORM 10-K

PART I
ITEM 1. Business
The Company
     Clear Channel Communications, Inc. is a diversified media company with three reportable business segments: radio broadcasting, outdoor advertising, which is reported geographically as the Americas and international. We were incorporated in Texas in 1974. As of December 31, 2005, we owned 1,182 radio stations and a leading national radio network operating in the United States. In addition, we had equity interests in various international radio broadcasting companies. For the year ended December 31, 2005, the radio broadcasting segment represented 53% of our total revenue. As of December 31, 2005, we also owned or operated 164,634 Americas outdoor advertising display faces and 710,638 international outdoor advertising display faces. For the year ended December 31, 2005, the Americas and international outdoor advertising segments represented 18% and 22% of our total revenue, respectively. As of December 31, 2005 we also owned or programmed 41 television stations and own a media representation firm, as well as other general support services and initiatives, all of which are within the category “other”. This segment represented 7% of our total revenue for the year ended December 31, 2005. Prior to December 21, 2005, we also operated a live entertainment and sports representation business.
     Our principal executive offices are located at 200 East Basse Road, San Antonio, Texas 78209 (telephone: 210-822-2828).
     On April 29, 2005, we announced a plan to strategically realign our businesses. The plan included an initial public offering, or IPO, of approximately 10% of the common stock of Clear Channel Outdoor Holdings, Inc., or CCO, comprised of our Americas and international outdoor segments, and a 100% spin-off of our live entertainment segment and sports representation business, which now operates under the name Live Nation. We completed the IPO on November 11, 2005 and the spin-off on December 21, 2005.
     The IPO consisted of the sale of 35.0 million shares of Class A common stock of CCO, our indirect, wholly owned subsidiary prior to the IPO. After the offering, we own all of CCO’s outstanding shares of Class B common stock, representing approximately 90% of the outstanding shares of CCO’s common stock and approximately 99% of the total voting power of CCO’s common stock. The net proceeds from the offering, after deducting underwriting discounts and offering expenses, was approximately $600.6 million. All of the net proceeds of the offering were used to repay a portion of the outstanding balances of intercompany notes owed to us by CCO.
     The spin-off consisted of a dividend of .125 share of Live Nation common stock for each share of our common stock held on December 21, 2005, the date of the distribution. Our Board of Directors determined that the spin-off was in the best interests of our shareholders because: (i) it would enhance both our success and the success of Live Nation by enabling each company to resolve management and systemic problems that arose by the operation of the businesses within a single affiliated group; (ii) it would improve the competitiveness of our business by resolving inherent conflicts and the appearance of such conflicts with artists and promoters; (iii) it would simplify and reduce our and Live Nation’s regulatory burdens and risks; (iv) it would enhance our ability and the ability of Live Nation to issue equity efficiently and effectively for acquisitions and financings; and (v) it would enhance the efficiency and effectiveness of our and Live Nation’s equity-based compensation.
Operating Segments
     After the realignment, our business consists of three reportable operating segments: radio broadcasting, Americas outdoor advertising and international outdoor advertising. The radio broadcasting segment includes radio stations for which we are the licensee and for which we program and/or sell air time under local marketing agreements or joint sales agreements. The radio broadcasting segment also operates radio networks. Our Americas outdoor advertising segment consists of our operations in the United States, Canada and Latin America, with approximately 94% of our 2005 revenues in this segment derived from the United States. Our international outdoor advertising segment consists of our advertising operations in Europe, Australia, Asia and Africa, with approximately 51% of our 2005 revenues in this segment derived from France and the United Kingdom. The Americas and international outdoor advertising segments include advertising display faces which we own or operate under lease management agreements. We also own television stations and a media representation business.

     Information relating to the operating segments of our radio broadcasting, Americas outdoor advertising and international outdoor advertising operations for 2005, 2004 and 2003 is included in “Note O — Segment Data” in the Notes to Consolidated Financial Statements in Item 8 included elsewhere in this Report.
Company Strategy
Utilize media assets to serve the needs of local communities
     Our strategy is to serve the needs of the local communities in which we operate by using our media assets to provide products and services on a local, regional and national level and to be a contributing member of the communities in which we operate. We believe that by serving the needs of local communities, we will be able to grow revenues and earnings, creating economic value that will ultimately be translated into value for our shareholders.
Provide compelling content on our media assets
     We are trusted with public radio and television airwaves. This trust requires our constant focus and determination to deliver the best product in order to attract listeners and viewers. We attract listeners and viewers by providing compelling musical, news and information content on our stations. We conduct research to determine what listeners and viewers want and deliver it to them on a continuous basis. We strive to maintain compelling programming to create listener and viewer loyalty. In addition, we bring content to our outdoor business to make our displays interesting and informative for consumers.
Provide diverse product mix to assist clients in selling their products and services
     We believe one measure of our success is how well we assist our clients in selling their products and services. To this end, we offer advertisers a geographically diverse platform of media assets designed to provide the most efficient and cost-effective means to reach consumers. Our entrepreneurial managers work creatively and expertly to help our clients, at all levels, market their goods and services. If we are successful helping advertisers and sponsors reach their consumers, we will gain their continued business and long-term commitments. Those commitments build our revenue and ultimately build value for our shareholders.
Own more than one type of media in each of our markets
     We seek to create situations in which we own more than one type of media in the same market. We have found that access to multiple types of media assets in a single market gives our clients more flexibility in the distribution of their messages. Aside from the added flexibility to our clients, this provides us ancillary benefits, such as the use of otherwise vacant advertising space to cross promote our other media assets, or the sharing of on-air talent and news and information across our radio and televisions stations.
Maintain an entrepreneurial culture
     We maintain an entrepreneurial and customer-oriented culture by empowering local market managers to operate their businesses as separate profit centers, subject to centralized oversight. A portion of our managers’ compensation is dependent upon the financial success of their individual business units. This culture motivates local market managers to maximize our cash flow from operations by providing high quality service to our clients and seeking innovative ways to deploy capital to further grow their businesses. Our managers also have full access to our extensive centralized resources, including sales training, research tools, shared best practices, global procurement and financial and legal support.
Pursue strategic opportunities
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

Radio Broadcasting
Strategy
     Our radio strategy centers on providing programming and services to the local communities in which we operate. By providing listeners with programming that is compelling, we are able to provide advertisers with an effective platform to reach their consumers. In the first quarter of 2005, we implemented a new initiative called Less is More in an effort to improve the appeal of our radio programming to our listeners as well as our advertisers. Specifically, we placed a lower ceiling on the amount of commercial minutes played per hour, as well as limiting the length and number of units in any given commercial break. In addition to reducing commercial capacity, we also reduced and limited the amount of promotional interruption on all of our radio stations. The specific ceilings apply to every radio station and vary by format and time of day. We believe this new strategy has improved the experience for listeners while providing advertisers with more effective opportunities and value for their advertising dollar.
     We compete in our markets with all advertising media, including satellite radio, television, newspapers, outdoor advertising, direct mail, cable television, yellow pages, the Internet, wireless media alternatives, cellular phones and other forms of advertisement. Therefore, our radio strategy also entails improving the ongoing operations of our stations through effective programming, reduction of costs and aggressive promotion, marketing and sales. Our broad programming and content across our geographically diverse portfolio of radio stations allows us to deliver targeted messages for specific audiences to advertisers on a local, regional and national basis. We believe owning multiple radio stations in a market allows us to provide our listeners with a more diverse programming selection and a more efficient means for our advertisers to reach those listeners. By owning multiple stations in a market, we are also able to operate our stations with more highly skilled local management teams and eliminate duplicative operating and overhead expenses.
Sources of Revenue
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
Radio Stations
     As of December 31, 2005, we owned 360 AM and 822 FM domestic radio stations, of which 150 stations were in the top 25 U.S. markets according to the Arbitron rankings as of January 2006. In addition, we currently own equity interests in various international radio broadcasting companies located in Australia, New Zealand and Mexico, which we account for under the equity method of accounting. The following table sets forth certain selected information with regard to our radio broadcasting stations.

		Number
	Market	of
Market	Rank*	Stations
New York, NY	1	5
Los Angeles, CA	2	8
Chicago, IL	3	6
San Francisco, CA	4	7
Dallas-Ft. Worth, TX	5	6
Philadelphia, PA	6	6
Houston-Galveston, TX	7	8
Washington, DC	8	8
Detroit, MI	9	7
Atlanta, GA	10	6
Boston, MA	11	4
Miami-Ft. Lauderdale-Hollywood, FL	12	7
Seattle-Tacoma, WA	14	5
Phoenix, AZ	15	8
Minneapolis-St. Paul, MN	16	7
San Diego, CA	17	8
Nassau-Suffolk (Long Island), NY	18	2
Tampa-St. Petersburg-Clearwater, FL	19	8
St. Louis, MO	20	6
Baltimore, MD	21	3
Denver-Boulder, CO	22	8
Pittsburgh, PA	23	6
Portland, OR	24	5
Cleveland, OH	25	6
Sacramento, CA	26	4
Riverside-San Bernardino, CA	27	5
Cincinnati, OH	28	8
San Antonio, TX	30	8
Salt Lake City-Ogden-Provo, UT	31	7
Las Vegas, NV	32	4
Milwaukee-Racine, WI	33	6
San Jose, CA	34	3
Charlotte-Gastonia-Rock Hill, NC-SC	35	5
Providence-Warwick-Pawtucket, RI	36	4
Orlando, FL	37	7
Columbus, OH	38	5
Norfolk-Virginia Beach-Newport News, VA	40	4
Indianapolis, IN	41	3
Austin, TX	42	6
Raleigh-Durham, NC	43	4
Nashville, TN	44	5
Greensboro-Winston Salem-High Point, NC	45	4
West Palm Beach-Boca Raton, FL	46	7
New Orleans, LA	47	7
Jacksonville, FL	48	7
Memphis, TN	49	6
Hartford-New Britain-Middletown, CT	50	5

		Number
	Market	of
Market	Rank*	Stations
Oklahoma City, OK	53	5
Rochester, NY	54	7
Louisville, KY	55	8
Richmond, VA	56	6
Birmingham, AL	57	4
Dayton, OH	58	8
McAllen-Brownsville-Harlingen, TX	59	5
Greenville-Spartanburg, SC	60	6
Tucson, AZ	61	7
Albany-Schenectady-Troy, NY	62	7
Honolulu, HI	63	7
Ft. Myers-Naples-Marco Island, FL	64	3
Tulsa, OK	65	6
Fresno, CA	66	8
Grand Rapids, MI	67	7
Allentown-Bethlehem, PA	68	4
Albuquerque, NM	70	8
Omaha-Council Bluffs, NE-IA	72	5
Akron, OH	73	6
Sarasota-Bradenton, FL	74	6
Wilmington, DE	75	2
El Paso, TX	76	5
Syracuse, NY	77	7
Harrisburg-Lebanon-Carlisle, PA	78	6
Monterey-Salinas-Santa Cruz, CA	79	4
Bakersfield, CA	81	6
Springfield, MA	82	4
Baton Rouge, LA	83	6
Toledo, OH	84	3
Little Rock, AR	85	5
Charleston, SC	88	6
Columbia, SC	90	6
Des Moines, IA	91	5
Spokane, WA	92	6
Mobile, AL	93	5
Melbourne-Titusville-Cocoa, FL	94	4
Wichita, KS	95	4
Madison, WI	96	6
Colorado Springs, CO	97	4
Ft. Pierce-Stuart-Vero Beach, FL	100	5
Various U.S. Cities	101-150	148
Various U.S. Cities	151-200	131
Various U.S. Cities	201-250	134
Various U.S. Cities	251+	104
Various U.S. Cities	unranked	169

Total (a)		1,182

*	Per Arbitron Rankings as of January, 2006

(a)	Excluded from the 1,182 radio stations owned or operated by us are 11 radio stations programmed pursuant to a local marketing agreement or a joint sales agreement (FCC licenses not owned by us) and three Mexican radio stations that we provide programming to and sell airtime under exclusive sales agency arrangements. Also excluded are radio stations in Australia, New Zealand and Mexico for which we own a 50%, 50% and 40% equity interest respectively.

Radio Networks
     In addition to radio stations, our radio broadcasting segment includes a national radio network that produces or distributes more than 70 syndicated radio programs and services for more than 5,000 radio stations. Some of our more popular radio programs include Rush Limbaugh, Delilah and Bob and Tom Show. We also own various sports, news and agriculture networks serving Georgia, Ohio, Iowa, Kentucky, Arkansas, Illinois, Oklahoma and Florida.
Outdoor Advertising
Strategy
     We seek to capitalize on our global network and diversified product mix to maximize revenues and increase profits. We believe we can increase our operating margins by spreading our fixed investment costs over our broad asset base. In addition, by sharing best practices from both the Americas and internationally, we believe we can quickly and effectively replicate our successes throughout the markets in which we operate. We believe that our diversified product mix and long-standing presence in many of our existing markets provide us with the platform necessary to launch new products and test new initiatives in a reliable and cost-effective manner.
     We seek to enhance revenue opportunities by focusing on specific initiatives that highlight the value of outdoor advertising relative to other media. We have made significant investments in research tools that enable our clients to better understand how our displays can successfully reach their target audiences and promote their advertising campaigns. Also, we are working closely with clients, advertising agencies and other diversified media companies to develop more sophisticated systems that will provide improved demographic measurements of outdoor advertising. We believe that these measurement systems will further enhance the attractiveness of outdoor advertising for both existing clients and new advertisers.
     We continue to focus on achieving operating efficiencies throughout our global network. For example, in most of our U.S. markets, we have been transitioning our compensation programs in our operations departments from hourly-wage scales to productivity-based programs. We have decreased operating costs and capital needs by introducing energy-saving lighting systems and innovative processes for changing advertising copy on our displays. Additionally, in certain heavy storm areas, we have converted large format billboards to sectionless panels that face less wind resistance, reducing our weather-related losses in such areas.
     We believe that customer service is critical, and we have made significant commitments to provide innovative services to our clients. For example, we provide our U.S. clients with online access to information about our inventory, including pictures, locations and other pertinent display data that is helpful in their buying decisions. Additionally, in the United States we recently introduced a service guaranty in which we have committed to specific monitoring and reporting services to provide greater accountability and enhance customer satisfaction. We also introduced a proprietary online proof-of-performance system that is an additional tool our clients may use to measure our accountability. This system provides our clients with information about the dates on which their advertising copy is installed or removed from any display in their advertising program.
     Advances in electronic displays, including flat screens, LCDs and LEDs, as well as corresponding reductions in costs, allow us to provide these technologies as alternatives to traditional methods of displaying our clients’ advertisements. These electronic displays may be linked through centralized computer systems to instantaneously and simultaneously change static advertisements on a large number of displays. We believe that these capabilities will allow us to transition from selling space on a display to a single advertiser to selling time on that display to multiple advertisers. We believe this transition will create new advertising opportunities for our existing clients and will attract new advertisers, such as certain retailers that desire to change advertisements frequently and on short notice. For example, these technologies will allow retailers to promote weekend sales with the flexibility during the sales to make multiple changes to the advertised products and prices.

Outdoor Advertising — Americas
Sources of Revenue
     Outdoor advertising revenue is derived from the sale of advertising copy placed on our display inventory. Our display inventory consists primarily of billboards, street furniture displays and transit displays, with billboards contributing approximately 73% of our 2005 Americas revenues. The margins on our billboard contracts also tend to be higher than those on contracts for other displays.
Billboards
Our billboard inventory primarily includes bulletins and posters.

•	Bulletins

Bulletins vary in size, with the most common size being 14 feet high by 48 feet wide. Almost all of the advertising copy displayed on bulletins is computer printed on vinyl and transported to the bulletin where it is secured to the display surface. Because of their greater size and impact, we typically receive our highest rates for bulletins. Bulletins generally are located along major expressways, primary commuting routes and main intersections that are highly visible and heavily trafficked. Our clients may contract for individual bulletins or a network of bulletins, meaning the clients’ advertisements are rotated among bulletins to increase the reach of the campaign. “Reach’’ is the percent of a target audience exposed to an advertising message at least once during a specified period of time, typically during a period of four weeks. Our client contracts for bulletins generally have terms ranging from one month to one year, or longer.

•	Posters

Posters are available in two sizes, 30-sheet and 8-sheet displays. The 30-sheet posters are approximately 11 feet high by 23 feet wide, and the eight-sheet posters are approximately 5 feet high by 11 feet wide. Advertising copy for posters is printed using silk-screen or lithographic processes to transfer the designs onto paper that is then transported and secured to the poster surfaces. Posters generally are located in commercial areas on primary and secondary routes near point-of-purchase locations, facilitating advertising campaigns with greater demographic targeting than those displayed on bulletins. Our poster rates typically are less than our bulletin rates, and our client contracts for posters generally have terms ranging from four weeks to one year. Two types of posters are premiere panels and squares. Premiere displays are innovative hybrids between bulletins and posters that we developed to provide our clients with an alternative for their targeted marking campaigns. The premiere displays utilize one or more poster panels, but with vinyl advertising stretched over the panels similar to bulletins. Our intent is to combine the creative impact of bulletins with the additional reach and frequency of posters. “Frequency’’ is the average number of exposures an individual has to an advertising message during a specified period of time. Out-of-home frequency is typically measured over a four-week period.
Street Furniture Displays
     Our street furniture displays, marketed under our global AdshelTM brand, are advertising surfaces on bus shelters, information kiosks, public toilets, freestanding units and other public structures, and primarily are located in major metropolitan cities and along major commuting routes. Generally, we own the street furniture structures and are responsible for their construction and maintenance. Contracts for the right to place our street furniture in the public domain and sell advertising space on them are awarded by municipal and transit authorities in competitive bidding processes governed by local law. Generally, these contracts have terms ranging from 10 to 20 years. As compensation for the right to sell advertising space on our street furniture structures, we pay the municipality or transit authority a fee or revenue share that is either a fixed amount or a percentage of the revenues derived from the street furniture displays. Typically, these revenue sharing arrangements include payments by us of minimum guaranteed amounts. Client contracts for street furniture displays typically have terms ranging from four weeks to one year, or longer, and, similar to billboards, may be for network packages.
Transit Displays
     Our transit displays are advertising surfaces on various types of vehicles or within transit systems, including on the interior and exterior sides of buses, trains, trams and taxis and within the common areas of rail stations and airports. Similar to street furniture, contracts for the right to place our displays on such vehicles or within such transit systems and sell advertising space on them generally are awarded by public transit authorities in competitive bidding processes or are negotiated with private transit operators. These contracts typically have terms of up to five years. Our client contracts for transit displays generally have terms ranging from four weeks to one year, or longer.

Other Inventory
     The balance of our display inventory consists of spectaculars, mall displays and wallscapes. Spectaculars are customized display structures that often incorporate video, multidimensional lettering and figures, mechanical devices and moving parts and other embellishments to create special effects. The majority of our spectaculars are located in Dundas Square in Toronto, Times Square and Penn Plaza in New York City, Fashion Show in Las Vegas, Sunset Strip in Los Angeles and across from the Target Center in Minneapolis. Client contracts for spectaculars typically have terms of one year or longer. We also own displays located within the common areas of malls on which our clients run advertising campaigns for periods ranging from four weeks to one year. Contracts with mall operators grant us the exclusive right to place our displays within the common areas and sell advertising on those displays. Our contracts with mall operators generally have terms ranging from five to ten years. Client contracts for mall displays typically have terms ranging from six to eight weeks. A wallscape is a display that drapes over or is suspended from the sides of buildings or other structures. Generally, wallscapes are located in high-profile areas where other types of outdoor advertising displays are limited or unavailable. Clients typically contract for individual wallscapes for extended terms.
Advertising inventory and markets
     At December 31, 2005, we owned or operated approximately 164,634 displays in our Americas outdoor segment. The following table sets forth certain selected information with regard to our Americas outdoor advertising inventory, with our markets listed in order of their DMA® region ranking (DMA® is a registered trademark of Nielson Media Research, Inc.):

DMA®		Billboards		Street
Region					Furniture		Transit		Other	Total
Rank	Markets	Bulletins(1)	Posters	Displays		Displays		Displays(2)		Displays
	United States
1	New York, NY	•	•	•		•		•		18,614
2	Los Angeles, CA	•	•	•		•		•		11,729
3	Chicago, IL	•	•			•(3)		•		11,612
4	Philadelphia, PA	•	•	•		•		•		5,408
5	Boston, MA (Manchester, NH)	•	•			•		•		6,893
6	San Francisco-Oakland-San Jose, CA	•	•	•		•		•		6,671
7	Dallas-Ft. Worth, TX	•	•			•		•		6,906
8	Washington, DC (Hagerstown, MD)	•	•	•		•		•		3,775
9	Atlanta, GA	•	•			•		•		3,284
10	Houston, TX	•	•			•(3)		•		4,717
11	Detroit, MI					•		•		539
12	Tampa-St. Petersburg (Sarasota), FL	•	•	•						1,953
13	Seattle-Tacoma, WA	•	•			•		•		3,293
14	Phoenix (Prescott), AZ	•				•		•(3)		1,465
15	Minneapolis-St. Paul, MN	•	•			•		•		1,978
16	Cleveland-Akron (Canton), OH	•	•			•		•		2,445
17	Miami-Ft. Lauderdale, FL	•	•	•		•		•(3)		3,614
18	Denver, CO					•		•		824
19	Sacramento-Stockton-Modesto, CA	•	•	•				•		950
20	Orlando-Daytona Beach-Melbourne, FL	•	•			•		•		3,431
21	St. Louis, MO					•		•		234
22	Pittsburgh, PA			•		•(3)		•		546
23	Portland, OR	•	•					•		1,269
24	Baltimore, MD	•	•			•		•(3)		2,011
25	Indianapolis, IN	•	•			•				1,978
26	San Diego, CA	•	•			•		•(3)		1,323
27	Charlotte, NC							•		12
28	Hartford-New Haven, CT					•		•		10
29	Raleigh-Durham (Fayetteville), NC							•		11
30	Nashville, TN							•		21
31	Kansas City, KS/MO					•(3)				—
32	Columbus, OH	•	•					•		1,401
33	Milwaukee, WI	•	•	•				•		1,689
34	Cincinnati, OH							•		8
36	Salt Lake City, UT					•		•		124
37	San Antonio, TX	•	•			•(3)		•(3)		3,006
38	West Palm Beach-Ft. Pierce, FL	•	•			•				377
41	Harrisburg-Lancaster-Lebanon-York, PA							•		31
42	Norfolk-Portsmouth-Newport News, VA							•		11
43	New Orleans, LA					•				2,775
44	Memphis, TN	•	•	•		•				2,220
45	Oklahoma City, OK							•		12

DMA®		Billboards		Street
Region				Furniture	Transit	Other	Total
Rank	Markets	Bulletins(1)	Posters	Displays	Displays	Displays(2)	Displays
46	Albuquerque-Santa Fe, NM	•	•				1,091
48	Las Vegas, NV	•	•		•	•(3)	12,475
49	Buffalo, NY				•		240
50	Louisville, KY					•	16
51	Providence-New Bedford				•		25
52	Jacksonville, FL	•	•				850
53	Austin, TX				•(3)	•	16
54	Wilkes Barre-Scranton, PA					•	39
56	Fresno-Visalia, CA					•	11
60	Richmond-Petersburg, VA					•	12
64	Charleston-Huntington, WV					•	9
67	Wichita-Hutchinson, KS	•	•				667
71	Tucson (Sierra Vista), AZ	•	•				1,546
73	Des Moines-Ames, IA	•	•			•(3)	651
86	Chattanooga, TN	•	•			•	1,558
88	Cedar Rapids-Waterloo-Iowa City-Dubuque, IA					•	12
89	Northpark, MS					•(3)	6
93	Colorado Springs-Pueblo, CO					•	7
98	Johnstown-Altoona, PA					•	20
99	El Paso, TX (Las Cruces, NM)	•	•				1,297
102	Youngstown, OH					•	8
104	Ft. Smith-Fayetteville-Springdale-Rogers, AR	•	•			•	902
109	Tallahassee, FL-Thomasville, GA					•	9
112	Reno, NV	•	•			•	583
114	Sioux Falls (Mitchell), SD					•	19
115	Augusta, GA					•(3)	16
122	Santa Barbara-Santa Maria-San Luis Obispo				•		4
125	Monterey-Salinas, CA					•	40
139	Wilmington, DE	•	•		•(3)	•(3)	1,001
143	Sioux City, IA					•	8
146	Lubbock, TX					•	16
148	Salisbury, MD	•	•		•(3)	•	1,242
153	Palm Springs, CA				•	•	16
162	Ocala-Gainesville, FL	•	•				1,310
171	Billings, MT					•	8
177	Rapid City, SD					•	10
187	Grand Junction-Aspen-Montrose, CO					•	12
189	Great Falls, MT					•	14
	Non-U.S.
n/a	Brazil	•	•	•	•		8,320
n/a	Canada	•		•	•	•	2,663
n/a	Chile	•	•				1,278
n/a	Mexico			•		•	4,908
n/a	Peru	•	•	•	•	•	2,529

Total Americas Displays							164,634

(1)	Includes wallscapes.

(2)	Includes spectaculars and mall displays.

(3)	We have access to additional displays through arrangements with local advertising and other companies.
Outdoor Advertising — International
Sources of Revenue
     Outdoor advertising revenue is derived from the sale of advertising copy placed on our display inventory. Our international display inventory consists primarily of billboards, street furniture displays and transit displays in approximately 50 countries worldwide, with billboards and street furniture displays collectively contributing approximately 78% of our 2005 international revenues.
Billboards
     The sizes of our international billboards are not standardized. The billboards vary in both format and size across our networks, with the majority of our international billboards being similar in size to our Americas posters (30-sheet and eight-sheet displays). Our international billboards are sold to clients as network packages with contract terms ranging from one to two weeks. Long-term client contracts are also available and typically have terms of up to one year.

Billboards include our spectacular and neon displays. DEFI, our international neon subsidiary, is a leading global provider of neon signs with approximately 400 displays in 17 countries worldwide. Client contracts for international neon signs typically have terms ranging from five to ten years.
Street Furniture Displays
     Our international street furniture displays are substantially similar to their Americas counterparts, and include bus shelters, freestanding units, public toilets, various types of kiosks and benches. Internationally, contracts with municipal and transit authorities for the right to place our street furniture in the public domain and sell advertising on them typically range from 10 to 15 years. The major difference between our international and Americas street furniture businesses is in the nature of the municipal contracts. In the international outdoor advertising segment, these contracts typically require us to provide the municipality with a broader range of urban amenities such as public wastebaskets and lampposts, as well as space for the municipality to display maps or other public information. In exchange for providing such urban amenities and display space, we are authorized to sell advertising space on certain sections of the structures we erect in the public domain. Our international street furniture is typically sold to clients as network packages with contract terms ranging from one to two weeks. Long-term client contracts are also available and typically have terms of up to one year.
Transit Displays
     Our international transit display contracts are substantially similar to their Americas counterparts, and typically require us to make only a minimal initial investment and few ongoing maintenance expenditures. Contracts with public transit authorities or private transit operators typically have terms ranging from three to seven years. Our client contracts for transit displays generally have terms ranging from two weeks to one year, or longer.
Other International Inventory
     The balance of our international display inventory and revenues consists primarily of advertising revenue from mall displays, other small displays and, non-advertising revenue from sales of street furniture equipment, cleaning and maintenance services and production revenue. Internationally, our contracts with mall operators generally have terms ranging from five to ten years and client contracts for mall displays generally have terms ranging from one to two weeks, but are available for up to six months. Our international inventory includes other small displays that are counted as separate displays since they form a substantial part of our network and international revenues. Several of our international markets sell equipment or provide cleaning and maintenance services as part of a billboard or street furniture contract with a municipality. Production revenue relates to the production of advertising posters usually to small customers.
Advertising inventory and markets
     At December 31, 2005, we owned or operated approximately 710,638 displays in our international outdoor segment. The following table sets forth certain selected information with regard to our international outdoor advertising inventory, with our markets listed in descending order according to 2005 revenue contribution:

		Street
		Furniture	Transit	Other	Total
International Markets	Billboards(1)	Displays	Displays(2)	Displays(3)	Displays
France	•	•	•	•	169,385
United Kingdom	•	•	•	•	90,505
Italy	•	•	•	•	51,264
Spain	•	•	•	•	34,355
China (4)	•	•	•	•	54,586
Sweden	•	•	•	•	102,041
Switzerland	•		•	•	16,607
Belgium	•	•	•	•	22,739
Australia		•	•		13,183
Norway	•	•	•		20,554
Denmark	•	•	•	•	28,836
Ireland	•	•			5,975
Finland	•	•	•	•	44,633
Singapore		•	•		10,738
Holland	•	•	•		2,678
Turkey	•	•	•	•	5,904

		Street
		Furniture	Transit	Other	Total
International Markets	Billboards(1)	Displays	Displays(2)	Displays(3)	Displays
Poland	•	•	•	•	12,365
Russia	•		•	•	4,627
New Zealand		•	•		3,124
Greece			•	•	1,197
Baltic States	•		•		14,554
India	•	•	•		656
Portugal	•				15
Germany	•				80
Hungary	•				25
Austria	•				4
United Arab Emirates	•				1
Czech Republic	•				5
Ukraine	•				2

		Total International Displays			710,638

(1)	Includes spectaculars and neon displays.

(2)	Includes small displays.

(3)	Includes mall displays and other small displays.

(4)	In July 2005, Clear Media became a consolidated subsidiary when we increased our investment to a controlling majority interest. Prior to July 2005, we had a non-controlling equity investment in Clear Media.
     In addition to our displays owned and operated worldwide as of December 31, 2005, we have made equity investments in various out-of-home advertising companies that operate in the following markets:

				Street
		Equity		Furniture	Transit	Other
Market	Company	Investment	Billboards(1)	Displays	Displays	Displays(2)
South Africa(3)	Clear Channel Independent	50.0%	•	•	•
Italy	Alessi	34.3%	•	•	•
Italy	AD Moving SpA	17.5%	•		•
Hong Kong	Buspak	50.0%	•		•
Thailand	Master & More	32.5%	•
Korea	Ad Sky Korea	30.0%			•
Belgium	MTB	49.0%			•
Belgium	Streep	25.0%			•
Denmark	City Reklame	45.0%	•
Other Media Companies
Norway	CAPA	50.0%
Holland	HOA Events	49.0%

(1)	Includes spectaculars and neon displays.

(2)	Includes mall displays and other small displays.

(3)	Clear Channel Independent is headquartered and has the majority of its operations in South Africa, but also operates in other African countries such as Angola, Botswana, Lesotho, Malawi, Mauritius, Mozambique, Namibia, Swaziland, Tanzania, Uganda and Zambia.
Other
     The other category includes our television business, our media representation firm, as well as other general support services and initiatives.

Television
     As of December 31, 2005, we owned, programmed or sold airtime for 41 television stations. Our television stations are affiliated with various television networks, including ABC, CBS, NBC, FOX, UPN, WB, Telemundo and two independent, non-affiliated stations. Television revenue is generated primarily from the sale of local and national advertising. Advertising rates depend primarily on the quantitative and qualitative characteristics of the audience we can deliver to the advertiser. Our sales personnel sell local advertising, while national advertising is primarily sold by national sales representatives.
     The primary sources of programming for our ABC, NBC, CBS, FOX and Telemundo affiliated television stations are their respective networks, which produce and distribute programming in exchange for each station’s commitment to air the programming at specified times and for commercial announcement time during the programming. We supply the majority of programming to our UPN and WB affiliates by selecting and purchasing syndicated television programs. We compete with other television stations within each market for these broadcast rights. We also provide local news programming for the majority of our television stations.
Media Representation
     We own the Katz Media Group, a full-service media representation firm that sells national spot advertising time for clients in the radio and television industries throughout the United States. As of December 31, 2005, Katz Media represented over 3,200 radio stations and 380 television stations.
     Katz Media generates revenues primarily through contractual commissions realized from the sale of national spot advertising airtime. National spot advertising is commercial airtime sold to advertisers on behalf of radio and television stations. Katz Media represents its media clients pursuant to media representation contracts, which typically have terms of up to ten years in length.
Employees
     At February 28, 2006, we had approximately 26,500 domestic employees and 5,300 international employees of which approximately 31,100 were in operations and approximately 700 were in corporate related activities.
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
     With respect to television, the 1996 Act directed the FCC to eliminate the then-existing 12-station national limit for station ownership and increase the national audience reach limitation from 25% to 35%. The 1996 Act left local TV ownership restrictions in place pending further FCC review, and in August 1999 the FCC modified its local television ownership rule. Under the current rule, permissible common ownership of television stations is dictated by Nielsen Designated Market Areas, or “DMA®s.” A company may own two television stations in a DMA® if the stations’ Grade B contours do not overlap. Conversely, a company may own television stations in separate DMA®s even if the stations’ service contours do overlap. Furthermore, a company may own two television stations in a DMA® with overlapping Grade B contours if (i) at least eight independently owned and operating full-power television stations, the Grade B contours of which overlap with that of at least one of the commonly owned stations, will remain in the DMA® after the combination; and (ii) at least one of the commonly owned stations is not among the top four stations in the market in terms of audience share. The FCC will presumptively waive these criteria and allow the acquisition of a second same-market television station where the station being acquired is shown to be “failed” or “failing” (under specific FCC definitions of those terms), or authorized but unbuilt. A buyer seeking such a waiver must also demonstrate, in most cases, that it is the only buyer ready, willing, and able to operate the station, and that sale to an out-of-market buyer would result in an artificially depressed price. Since the revision of the local television ownership rule, we have acquired a second television station in each of five DMA®s where we previously owned a television station. We have recently agreed to acquire a second television station in a sixth market and have applied to the FCC for approval of that acquisition.
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
     In adopting its rules concerning television LMAs, however, the FCC provided “grandfathering” relief for LMAs that were in effect at the time of the rule change in August 1999. Television LMAs that were in place at the time of the new rules and were entered into before November 5, 1996, were allowed to continue at least through 2004, at which time the FCC planned to consider the future treatment of such LMAs in a biennial review proceeding. The FCC did not launch such a review proceeding in 2004, however, and in a recent rulemaking it has proposed instead to consider the future treatment of grandfathered LMAs in 2006. Such LMAs entered into after November 5, 1996 were allowed to continue until August 5, 2001, at which point they were required to be terminated unless they complied with the revised local television ownership rule.
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
     A number of cross-ownership rules pertain to licensees of television and radio stations. FCC rules generally prohibit an individual or entity from having an attributable interest in a radio or television station and a daily newspaper located in the same market.
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
     There are more than 20 markets where we own both radio and television stations. In the majority of these markets, the number of radio stations we own complies with the limit imposed by the current rule. Our acquisition of television stations in five markets in our 2002 merger with The Ackerley Group resulted in our owning more radio stations in these markets than is permitted by the current rule. The FCC has given us a temporary period of time to divest the necessary radio or television stations to come into compliance with the rule. We have completed such divestiture with respect to one such market and have requested an extension of time to complete such divestiture with respect to the other four markets. In the remaining markets where our number of radio stations exceeds the limit under the current rule, we are nonetheless authorized to retain our present television/radio combinations at least until the FCC’s next periodic ownership rule review. As with grandfathered television LMAs, we may seek permanent authorization for our non-compliant radio/television combinations by demonstrating to the FCC, among other things, the public interest benefits the combinations have produced and the extent to which the combinations have enabled the television stations involved to convert to digital operation.

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
     In its third biennial review, which commenced in September 2002, the FCC undertook a comprehensive review and reevaluation of all of its media ownership rules, including incorporation of a previously commenced separate rulemaking on the radio ownership rules. This biennial review culminated in a decision adopted by the FCC in June 2003, in which the agency made significant changes to virtually all aspects of the existing media ownership rules. Among other things:
•	The FCC relaxed the local television ownership rule, allowing common ownership of two television stations in any DMA® with at least five operating commercial and non-commercial television stations. Under the modified rule, a company may own three television stations in a DMA® with at least 18 television stations. In either case, no single entity may own more than one television station that is among the top four stations in a DMA® based on audience ratings. In markets with eleven or fewer television stations, however, the modified rule would allow parties to seek waivers of the “top four” restriction and permit a case-by-case evaluation of whether joint ownership would serve the public interest, based on a liberalized set of waiver criteria.

•	The FCC eliminated its rules prohibiting ownership of a daily newspaper and a broadcast station, and limiting ownership of television and radio stations, in the same market. In place of those rules, the FCC adopted new “cross-media limits” that would apply to certain markets depending on the number of television stations in the relevant television DMA®. These limits would prohibit any cross-media ownership in markets with three or fewer television stations. In markets with between four and eight television stations, the cross-media limits would allow common ownership of one of the following three combinations: (1) one or more daily newspapers, one television station, and up to half of the radio stations that would be permissible under the local radio ownership limits; (2) one or more daily newspapers and as many radio stations as can be owned under the local radio ownership limits (but no television stations); and (3) two television stations (provided that such ownership would be permissible under the local television ownership rule) and as many radio stations as can be owned under the local radio ownership limits (but no daily newspapers). No cross-media ownership limits would exist in markets with nine or more television stations.

•	The FCC relaxed the limitation on the nationwide percentage of television households a single entity is permitted to reach, raising the cap from 35% to 45%.

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
     In its June 2004 decision, the court left in place the stay on the FCC’s implementation of the modified media ownership rules. As a result, the FCC’s rules governing local television ownership and radio/television cross-ownership, as modified in 1999, remain in effect. However, in September 2004 the court partially lifted its stay on the modified radio ownership rules, putting into effect the aspects of those rules that establish a new methodology for defining local radio markets and counting stations within those markets, limit our ability to transfer intact combinations of stations that do not comply with the new rules, make JSAs attributable, and require us to terminate within two years (i.e., by September 2006) those of our existing JSAs and LMAs which, because of their newly attributable status, cause our station combinations in the relevant markets to be non-compliant with the new radio ownership rules. Moreover, in a market where we own one or more radio stations, we generally cannot enter into a JSA with another radio station if we could not acquire that station under the modified rules.

     In addition, the FCC has commenced a separate proceeding to consider whether television JSAs, like radio JSAs, should be attributed to the selling party. Such a rule, if adopted, could prevent us from entering into a JSA with another television station that we could not acquire under the local television ownership rules.
     The FCC has not yet commenced its proceeding on remand of the modified media ownership rules. Those rules are also subject to further court appeals, various petitions for reconsideration before the FCC and possible actions by Congress. In the 2004 Consolidated Appropriations Act, Congress effectively overrode the FCC’s modified national television ownership reach cap of 45% and set it at 39%. The legislation also changed the FCC’s obligation to periodically review the media ownership rules from every two years to every four years.
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
     Alien Ownership Restrictions
     The Communications Act restricts the ability of foreign entities or individuals to own or hold certain interests in broadcast licenses. Foreign governments, representatives of foreign governments, non-U.S. citizens, representatives of non-U.S. citizens, and corporations or partnerships organized under the laws of a foreign nation are barred from holding broadcast licenses. Non-U.S. citizens, collectively, may own or vote up to twenty percent of the capital stock of a corporate licensee. A broadcast license may not be granted to or held by any entity that is controlled, directly or indirectly, by a business entity more than one-fourth of whose capital stock is owned or voted by non-U.S. citizens or their representatives, by foreign governments or their representatives or by non-U.S. business entities, if the FCC finds that the public interest will be served by the refusal or revocation of such license. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such entity, and the FCC has made such an affirmative finding only in limited circumstances. Since we serve as a holding company for subsidiaries that serve as licensees for our stations, we are effectively restricted from having more than one-fourth of our stock owned or voted directly or indirectly by non-U.S. citizens or their representatives, foreign governments, representatives of foreign governments or foreign business entities.
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
     Digital Radio. The FCC has adopted spectrum allocation and service rules for satellite digital audio radio service. Satellite digital audio radio service systems can provide regional or nationwide distribution of radio programming with fidelity comparable to compact discs. Two companies—Sirius Satellite Radio Inc. and XM Radio—have launched satellite digital audio radio service systems and are currently providing nationwide service. The FCC is currently considering what rules to impose on both licensees’ operation of terrestrial repeaters that support their satellite services. The FCC also has approved a technical standard for the provision of “in band, on channel” terrestrial digital radio broadcasting by existing radio broadcasters (except for nighttime broadcasting by AM stations, which is undergoing further testing), and has allowed radio broadcasters to convert to a hybrid mode of digital/analog operation on their existing frequencies. We and other broadcasters have intensified efforts to roll out terrestrial digital radio service. The FCC has commenced a rulemaking to address formal standards and related licensing and service rule changes for terrestrial digital audio broadcasting. We cannot predict the impact of either satellite or terrestrial digital audio radio service on our business.
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
Item 1A. Risk Factors
     We Have a Large Amount of Indebtedness
     We currently use a portion of our operating income for debt service. Our leverage could make us vulnerable to an increase in interest rates or a downturn in the operating performance of our businesses due to various factors including a decline in general economic conditions. At December 31, 2005, we had debt outstanding of $7.0 billion and shareholders’ equity of $8.8 billion. We may continue to borrow funds to finance capital expenditures, share repurchases, acquisitions or to refinance debt, as well as for other purposes. Our debt obligations could increase substantially because of additional share repurchase programs, special dividends, or acquisitions that may be approved by our Board as well as the debt levels of companies that we may acquire in the future.
     Such a large amount of indebtedness could have negative consequences for us, including without limitation:
•	limitations on our ability to obtain financing in the future;

•	much of our cash flow will be dedicated to interest obligations and unavailable for other purposes;

•	limiting our liquidity and operational flexibility in changing economic, business and competitive conditions which could require us to consider deferring planned capital expenditures, reducing discretionary spending, selling assets, restructuring existing debt or deferring acquisitions or other strategic opportunities;

•	making us more vulnerable to an increase in interest rates, a downturn in our operating performance or a decline in general economic conditions; and

•	making us more susceptible to changes in credit ratings which could, particularly in the case of a downgrade below investment grade, impact our ability to obtain financing in the future and increase the cost of such financing.
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
     The federal communications laws limit the number of broadcasting properties we may own in a particular area. While the Telecommunications Act of 1996 relaxed the FCC’s multiple ownership limits, any subsequent modifications that tighten those limits could make it impossible for us to complete potential acquisitions or require us to divest stations we have already acquired. Most significantly, in June 2003 the FCC adopted a decision comprehensively modifying its media ownership rules. The modified rules significantly changed the FCC’s regulations governing radio ownership, allowed increased ownership of TV stations at the local and national level, and permitted additional cross-ownership of daily newspapers, television stations and radio stations. Soon after their adoption, however, a federal court issued a stay preventing the implementation of the modified media ownership rules while it considered appeals of the rules by numerous parties (including us). In a June 2004 decision, the court upheld the modified rules in certain respects, remanded them to the FCC for further justification in other respects, and left in place the stay on their implementation. In September 2004, the court partially lifted its stay on the modified radio ownership rules, putting into effect aspects of those rules that established a new methodology for defining local radio markets and counting stations within those markets, limit our ability to transfer intact combinations of stations that do not comply with the new rules, and require us to terminate within two years (i.e., by September 2006) certain of our agreements whereby we provide programming to or sell advertising on radio stations we do not own. The modified media ownership rules are subject to various further FCC and court proceedings and recent and possible future actions by Congress. We cannot predict the ultimate outcome of the media ownership proceeding or its effect on our ability to acquire broadcast stations in the future, to complete acquisitions that we have agreed to make, to continue to own and freely transfer groups of stations that we have already acquired, or to continue our existing agreements to provide programming to or sell advertising on stations we do not own.
     Moreover, the FCC’s existing rules in some cases permit a company to own fewer radio stations than allowed by the Telecommunications Act of 1996 in markets or geographical areas where the company also owns television stations. These rules could require us to divest radio stations we currently own in markets or areas where we also own television stations. Our acquisition of television stations in five local markets or areas in our merger with The Ackerley Group resulted in our owning more radio stations in these markets or areas than is permitted by these rules. The FCC has given us a temporary period of time to divest the necessary radio and/or television stations to come into compliance with the rules. We have completed such divestiture with respect to one such market and have requested an extension of time to complete such divestiture with respect to the other four markets.
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
     Antitrust Regulations May Limit Future Acquisitions
     Additional acquisitions by us of radio and television stations and outdoor advertising properties may require antitrust review by federal antitrust agencies and may require review by foreign antitrust agencies under the antitrust laws of foreign jurisdictions. We can give no assurances that the Department of Justice (“DOJ”) or the Federal Trade Commission or foreign antitrust agencies will not seek to bar us from acquiring additional radio or television stations or outdoor advertising properties in any market where we already have a significant position. Following passage of the Telecommunications Act of 1996, the DOJ has become more aggressive in reviewing proposed acquisitions of radio stations, particularly in instances where the proposed acquiror already owns one or more radio station properties in a particular market and seeks to acquire another radio station in the same market. The DOJ has, in some cases, obtained consent decrees requiring radio station divestitures in a particular market based on allegations that acquisitions would lead to unacceptable concentration levels. The DOJ also actively reviews proposed acquisitions of outdoor advertising properties. In addition, the antitrust laws of foreign jurisdictions will apply if we acquire international broadcasting properties.
     Environmental, Health, Safety and Land Use Laws and Regulations May Limit or Restrict Some of Our Operations
     As the owner or operator of various real properties and facilities, especially in our outdoor advertising operations, we must comply with various foreign, federal, state and local environmental, health, safety and land use laws and regulations. We and our properties are subject to such laws and regulations relating to the use, storage, disposal, emission and release of hazardous and non-hazardous substances and employee health and safety as well as zoning restrictions. Historically, we have not incurred significant expenditures to comply with these laws. However, additional laws, which may be passed in the future, or a finding of a violation of or liability under existing laws, could require us to make significant expenditures and otherwise limit or restrict some of our operations.
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
     U.S. federal, state and local regulations have had an impact on the outdoor advertising industry. One of the seminal laws was The Highway Beautification Act of 1965 (HBA), which regulates outdoor advertising on the 306,000 miles of Federal-Aid Primary, Interstate and National Highway Systems roads. HBA regulates the locations of billboards, mandates a state compliance program, requires the development of state standards, promotes the expeditious removal of illegal signs, and requires just compensation for takings. Size, spacing and lighting are regulated by state and local municipalities.
     From time to time, certain state and local governments and third parties have attempted to force the removal of displays not governed by the HBA under various state and local laws, including amortization. Amortization permits the display owner to operate its display which does not meet current code requirements for a specified period of time, after which it must remove or otherwise conform its display to the applicable regulations at its own cost without any compensation. Several municipalities within our existing markets have adopted amortization ordinances. Other regulations limit our ability to rebuild or replace nonconforming displays and require us to remove or modify displays that are not in strict compliance with applicable laws. In addition, from time to time third parties or local governments assert that we own or operate displays that either are not properly permitted or otherwise are not in strict compliance with applicable law. Such regulations and allegations have not had a material impact on our results of operations to date, but if we are increasingly unable to resolve such allegations or obtain acceptable arrangements in circumstances in which our displays are subject to removal, modification or amortization, or if there occurs an increase in such regulations or their enforcement, our results could suffer.

     Legislation has from time to time been introduced in state and local jurisdictions attempting to impose taxes on revenues of outdoor advertising companies. Several jurisdictions have already imposed such taxes as a percentage of our gross receipts of outdoor advertising revenues in that jurisdiction. While these taxes have not had a material impact on our business and financial results to date, we expect states to continue to try to impose such taxes as a way of increasing revenues. The increased imposition of these taxes and our inability to pass on the cost of these taxes to our clients could negatively affect our operating income.
     In addition, we are unable to predict what additional regulations may be imposed on outdoor advertising in the future. Legislation that would regulate the content of billboard advertisements and implement additional billboard restrictions has been introduced in Congress from time to time in the past.
     International regulation of the outdoor advertising industry varies by region and country, but generally limits the size, placement, nature and density of out-of-home displays. Significant international regulations include the Law of December 29, 1979 in France, the Town and Country Planning (Control of Advertisements) Regulations 1992 in the United Kingdom, and Règlement Régional Urbain de l’agglomération bruxelloise in Belgium. These laws define issues such as the extent to which advertisements can be erected in rural areas, the hours during which illuminated signs may be lit and whether the consent of local authorities is required to place a sign in certain communities. Other regulations limit the subject matter and language of out-of-home displays. For instance, the United States and most European Union countries, among other nations, have banned outdoor advertisements for tobacco products. Our failure to comply with these or any future international regulations could have an adverse impact on the effectiveness of our displays or their attractiveness to clients as an advertising medium and may require us to make significant expenditures to ensure compliance. As a result, we may experience a significant impact on our operations, revenues, international client base and overall financial condition.
Additional restrictions on outdoor advertising of tobacco, alcohol and other products may further restrict the categories of clients that can advertise using our products
     Out-of-court settlements between the major U.S. tobacco companies and all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and four other U.S. territories include a ban on the outdoor advertising of tobacco products. Other products and services may be targeted in the future, including alcohol products. Legislation regulating tobacco and alcohol advertising has also been introduced in a number of European countries in which we conduct business and could have a similar impact. Any significant reduction in alcohol-related advertising due to content-related restrictions could cause a reduction in our direct revenues from such advertisements and an increase in the available space on the existing inventory of billboards in the outdoor advertising industry.
     Future Acquisitions Could Pose Risks
     We may acquire media-related assets and other assets or businesses that we believe will assist our customers in marketing their products and services. Our acquisition strategy involves numerous risks, including:
•	certain of our acquisitions may prove unprofitable and fail to generate anticipated cash flows;

•	to successfully manage our large portfolio of broadcasting, outdoor advertising and other properties, we may need to:
➢	recruit additional senior management as we cannot be assured that senior management of acquired companies will continue to work for us and, in this highly competitive labor market, we cannot be certain that any of our recruiting efforts will succeed, and

➢	expand corporate infrastructure to facilitate the integration of our operations with those of acquired properties, because failure to do so may cause us to lose the benefits of any expansion that we decide to undertake by leading to disruptions in our ongoing businesses or by distracting our management;
•	entry into markets and geographic areas where we have limited or no experience;

•	we may encounter difficulties in the integration of operations and systems;

•	our management’s attention may be diverted from other business concerns; and

•	we may lose key employees of acquired companies or stations.
     We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue additional acquisitions and may decide to dispose of certain businesses. These acquisitions or dispositions could be material.

     Capital Requirements Necessary to Implement Strategic Initiatives Could Pose Risks
     The purchase price of possible acquisitions, share repurchases, special dividends and/or other strategic initiatives could require additional debt or equity financing on our part. Since the terms and availability of this financing depend to a large degree upon general economic conditions and third parties over which we have no control, we can give no assurance that we will obtain the needed financing or that we will obtain such financing on attractive terms. In addition, our ability to obtain financing depends on a number of other factors, many of which are also beyond our control, such as interest rates and national and local business conditions. If the cost of obtaining needed financing is too high or the terms of such financing are otherwise unacceptable in relation to the strategic opportunity we are presented with, we may decide to forego that opportunity. Additional indebtedness could increase our leverage and make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures. Additional equity financing could result in dilution to our shareholders.
     We Face Intense Competition in the Broadcasting and Outdoor Advertising Industries
     Our business segments are in highly competitive industries, and we may not be able to maintain or increase our current audience ratings and advertising and sales revenues. Our radio stations and outdoor advertising properties compete for audiences and advertising revenues with other radio stations and outdoor advertising companies, as well as with other media, such as newspapers, magazines, television, direct mail, satellite radio and Internet based media, within their respective markets. Audience ratings and market shares are subject to change, which could have the effect of reducing our revenues in that market. Our competitors may develop services or advertising media that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. It is possible that new competitors may emerge and rapidly acquire significant market share in any of our business segments. Other variables that could adversely affect our financial performance by, among other things, leading to decreases in overall revenues, the numbers of advertising customers, advertising fees, or profit margins include:
•	unfavorable economic conditions, both general and relative to the radio broadcasting, outdoor advertising and all related media industries, which may cause companies to reduce their expenditures on advertising;

•	unfavorable shifts in population and other demographics which may cause us to lose advertising customers as people migrate to markets where we have a smaller presence, or which may cause advertisers to be willing to pay less in advertising fees if the general population shifts into a less desirable age or geographical demographic from an advertising perspective;

•	an increased level of competition for advertising dollars, which may lead to lower advertising rates as we attempt to retain customers or which may cause us to lose customers to our competitors who offer lower rates that we are unable or unwilling to match;

•	unfavorable fluctuations in operating costs which we may be unwilling or unable to pass through to our customers;

•	technological changes and innovations that we are unable to adopt or are late in adopting that offer more attractive advertising, listening or viewing alternatives than what we currently offer, which may lead to a loss of advertising customers or to lower advertising rates;

•	unfavorable changes in labor conditions which may require us to spend more to retain and attract key employees; and

•	changes in governmental regulations and policies and actions of federal regulatory bodies which could restrict the advertising media which we employ or restrict some or all of our customers that operate in regulated areas from using certain advertising media, or from advertising at all.
     New Technologies May Affect Our Broadcasting Operations
     Our broadcasting businesses face increasing competition from new broadcast technologies, such as broadband wireless and satellite television and radio, and new consumer products, such as portable digital audio players and personal digital video recorders. These new technologies and alternative media platforms compete with our radio and television stations for audience share and advertising revenue, and in the case of some products, allow listeners and viewers to avoid traditional commercial advertisements. The FCC has also approved new technologies for use in the radio broadcasting industry, including the terrestrial delivery of digital audio broadcasting, which significantly enhances the sound quality of radio broadcasts. In the television broadcasting industry, the FCC has established standards and a timetable for the implementation of digital television broadcasting in the U.S. We are unable to predict the effect such technologies and related services and products will have on our broadcasting operations, but the capital expenditures necessary to implement such technologies could be substantial and other companies employing such technologies could compete with our businesses.

     We May be Adversely Affected by a General Deterioration in Economic Conditions
     The risks associated with our businesses become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising. A decline in the level of business activity of our advertisers could have an adverse effect on our revenues and profit margins. During the most recent economic slowdown in the United States, many advertisers reduced their advertising expenditures. The impact of slowdowns on our business is difficult to predict, but they may result in reductions in purchases of advertising.
     We May Be Adversely Affected by the Occurrence of Extraordinary Events, Such as Terrorist Attacks
     The occurrence of extraordinary events, such as terrorist attacks, intentional or unintentional mass casualty incidents or similar events may substantially decrease the use of and demand for advertising, which may decrease our revenues or expose us to substantial liability. The September 11, 2001 terrorist attacks, for example, caused a nationwide disruption of commercial activities. As a result of the expanded news coverage following the attacks and subsequent military actions, we experienced a loss in advertising revenues and increased incremental operating expenses. The occurrence of future terrorist attacks, military actions by the United States, contagious disease outbreaks or similar events cannot be predicted, and their occurrence can be expected to further negatively affect the economies of the United States and other foreign countries where we do business generally, specifically the market for advertising.
     Caution Concerning Forward Looking Statements
     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Except for the historical information, this report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including the future levels of cash flow from operations. Management believes that all statements that express expectations and projections with respect to future matters, including the success of our strategic realignment of our businesses and our Less is More initiative; our ability to negotiate contracts having more favorable terms; and the availability of capital resources; are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our financial performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management’s expectations will necessarily come to pass.
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

ITEM 1B. Unresolved Staff Comments
Not Applicable
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
     Americas Outdoor Advertising
     The headquarters of our Americas outdoor advertising operations is in 7,750 square feet of leased office space in Phoenix, Arizona. The types of properties required to support each of our outdoor advertising branches include offices, production facilities and structure sites. An outdoor branch and production facility is generally located in an industrial/warehouse district.
     International Outdoor Advertising
     The headquarters of our international outdoor advertising operations is in 12,305 square feet of company owned office space in London, England. The types of properties required to support each of our outdoor advertising branches include offices, production facilities and structure sites. An outdoor branch and production facility is generally located in an industrial/warehouse district.
     In both our Americas and international outdoor advertising segments, we own or have permanent easements on relatively few parcels of real property that serve as the sites for our outdoor displays. Our remaining outdoor display sites are leased. Our leases are for varying terms ranging from month-to-month to year-to-year and can be for terms of ten years or longer, and many provide for renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. We believe that an important part of our management activity is to negotiate suitable lease renewals and extensions.
     The studios and offices of our radio stations and outdoor advertising branches are located in leased or owned facilities. These leases generally have expiration dates that range from one to forty years. We either own or lease our transmitter and antenna sites. These leases generally have expiration dates that range from five to fifteen years. We do not anticipate any difficulties in renewing those leases that expire within the next several years or in leasing other space, if required. We own substantially all of the equipment used in our radio broadcasting and outdoor advertising businesses.
     As noted in Item 1 above, as of December 31, 2005, we owned more than 1,100 radio stations and owned or leased over 875,000 outdoor advertising display faces in various markets throughout the world. See “Business — Operating Segments.” Therefore, no one property is material to our overall operations. We believe that our properties are in good condition and suitable for our operations.
ITEM 3. Legal Proceedings
     At the House Judiciary Committee hearing on July 24, 2003, an Assistant United States Attorney General announced that the DOJ was pursuing two separate antitrust inquiries concerning us. One inquiry is whether we have violated antitrust laws in one of our radio markets. No adverse action has been taken against the Company pursuant to this inquiry, and on February 27, 2006 we were informed by the DOJ that this investigation had been closed. The other inquiry concerns whether we have tied radio airplay or the use of certain concert venues to the use of the concert promotion services of our former live entertainment business, in violation of antitrust laws. No adverse action has been taken against the Company pursuant to this inquiry, and on February 10, 2006 we were informed by the DOJ that this investigation had been closed.
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
     On February 7, 2005, the Company received a subpoena from the State of New York Attorney General’s office, requesting information on policies and practices regarding record promotion on radio stations in the state of New York. We are cooperating with this subpoena.
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
ITEM 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of security holders in the fourth quarter of fiscal year 2005.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock trades on the New York Stock Exchange under the symbol “CCU.” There were 3,520 shareholders of record as of February 28, 2006. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table sets forth, for the calendar quarters indicated, the reported high and low sales prices of the common stock as reported on the NYSE.

	Common Stock
	Market Price		Dividends
	High	Low	Declared
2004
First Quarter	47.76	38.90	.10
Second Quarter	44.50	35.35	.10
Third Quarter	37.24	30.62	.125
Fourth Quarter	35.07	29.96	.125

2005
First Quarter	35.07	31.14	.125
Second Quarter	34.81	28.75	.1875
Third Quarter	34.26	30.31	.1875
Fourth Quarter	33.44	29.60	.1875
Dividend Policy
     Our Board of Directors declared a quarterly cash dividend of 18.75 cents per share at its February 2006 meeting. We expect to continue to declare and pay quarterly cash dividends in 2006. The terms of our current credit facilities do not prohibit us from paying cash dividends unless we are in default under our credit facilities either prior to or after giving effect to any proposed dividend. However, any future decision by our Board of Directors to pay cash dividends will depend on, among other factors, our earnings, financial position, capital requirements and regulatory changes.
Purchases of Equity Securities by the Issuer and Affiliated Purchases
     On February 1, 2005, we publicly announced that our Board of Directors authorized a share repurchase program of up to $1.0 billion effective immediately. On August 9, 2005, our Board of Directors authorized an increase in and extension of the February 2005 program, which had $307.4 million remaining, by $692.6 million, for a total of $1.0 billion. On March 9, 2006, Our Board of Directors authorized an additional share repurchase program, permitting us to repurchase an additional $600.0 million of our common stock. This increase expires on March 9, 2007, although the program may be discontinued or suspended at anytime prior to its expiration. During the three months ended December 31, 2005, we repurchased the following shares:

			Total Number of	Maximum Dollar Value of
	Total Number		Shares Purchased as	Shares that May Yet Be
	of Shares	Average Price	Part of Publicly	Purchased Under the
Period	Purchased	Paid per Share	Announced Programs	Programs
October 1 through October 31	2,422,800	$31.14	2,422,800	$924,556,611
November 1 through November 30	3,726,900	$30.65	3,726,900	$824,104,694
December 1 through December 31	1,100,000	$31.97	1,100,000	$788,939,354
Total	7,249,700		7,249,700

ITEM 6. Selected Financial Data

(In thousands)		For the Years ended December 31, (1)
	2005	2004	2003	2002	2001

Results of Operations Information:
Revenue	$6,610,418	$6,634,890	$6,250,930	$5,940,500	$5,462,253
Operating expenses:
Direct operating expenses (excludes non-cash compensation expense and depreciation and amortization)	2,466,755	2,330,817	2,141,163	1,938,162	1,781,540
Selling, general and administrative expenses (excludes non-cash compensation expense and depreciation and amortization)	1,919,640	1,911,788	1,870,161	1,802,904	1,740,978
Non-cash compensation expense	6,081	3,596	3,716	4,034	13,126
Depreciation and amortization	630,389	630,521	608,531	556,484	2,263,623
Corporate expenses (excludes non-cash compensation expense and depreciation and amortization)	165,207	164,722	150,407	160,216	150,883
Gain on disposition of assets – net	45,247	39,552	6,688	35,601	155,163

Operating income (loss)	1,467,593	1,632,998	1,483,640	1,514,301	(332,734)
Interest expense	443,245	367,503	392,215	430,890	555,452
Gain (loss) on sale of assets related to mergers	—	—	—	3,991	(213,706)
Gain (loss) on marketable securities	(702)	46,271	678,846	(3,096)	25,820
Equity in earnings of nonconsolidated affiliates	38,338	22,285	20,669	27,140	3,703
Other income (expense) — net	17,344	(30,293)	20,783	5,625	2,749

Income (loss) before income taxes, minority interest, discontinued operations and cumulative effect of a change in accounting principle	1,079,328	1,303,758	1,811,723	1,117,071	(1,069,620)
Income tax benefit (expense)	(426,336)	(499,364)	(776,921)	(441,341)	113,557
Minority interest income (expense), net of tax	(17,847)	(7,602)	(3,906)	1,778	(4,146)

Income (loss) before discontinued operations and cumulative effect of a change in accounting principle	635,145	796,792	1,030,896	677,508	(960,209)
Income (loss) from discontinued operations, net	300,517	49,007	114,695	47,315	(183,817)

Income (loss) before cumulative effect of a change in accounting principle	935,662	845,799	1,145,591	724,823	(1,144,026)
Cumulative effect of a change in accounting principle, net of tax of, $2,959,003 in 2004 and $4,324,446 in 2002	—	(4,883,968)	—	(16,778,526)	—

Net income (loss)	$935,662	$(4,038,169)	$1,145,591	$(16,053,703)	$(1,144,026)

		For the Years ended December 31, (1)
	2005	2004	2003	2002	2001
Net income (loss) per common share:
Basic:
Income (loss) before discontinued operations and cumulative effect of a change in accounting principle	$1.16	$1.34	$1.68	$1.12	$(1.62)
Discontinued operations	.55	.08	.18	.08	(.31)

Income (loss) before cumulative effect of a change in accounting principle	1.71	1.42	1.86	1.20	(1.93)
Cumulative effect of a change in accounting principle	—	(8.19)	—	(27.65)	—

Net income (loss)	$1.71	$(6.77)	$1.86	$(26.45)	$(1.93)

Diluted:
Income (loss) before discontinued operations and cumulative effect of a change in accounting principle	$1.16	$1.33	$1.67	$1.11	$(1.62)
Discontinued operations	.55	.08	.18	.07	(.31)

Income (loss) before cumulative effect of a change in accounting principle	1.71	1.41	1.85	1.18	(1.93)
Cumulative effect of a change in accounting principle	—	(8.16)	—	(26.74)	—

Net income (loss)	$1.71	$(6.75)	$1.85	$(25.56)	$(1.93)

Dividends declared per share	$.69	$.45	$.20	$—	$—

(In thousands)	As of December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Current assets	$2,248,409	$2,269,922	$2,185,682	$2,123,495	$1,941,299
Property, plant and equipment — net	3,255,649	3,328,165	3,476,900	3,496,340	3,215,677
Total assets	18,703,376	19,927,949	28,352,693	27,672,153	47,603,142
Current liabilities	2,107,313	2,184,552	1,892,719	3,010,639	2,959,857
Long-term debt, net of current maturities	6,155,363	6,941,996	6,898,722	7,357,769	7,938,655
Shareholders’ equity	8,826,462	9,488,078	15,553,939	14,210,092	29,736,063

(1)	Acquisitions and dispositions significantly impact the comparability of the historical consolidated financial data reflected in this schedule of Selected Financial Data.
The Selected Financial Data should be read in conjunction with Management’s Discussion and Analysis.

ITEM 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Executive Summary
     Our 2005 revenues declined $24.5 million compared to 2004. Revenues from our radio business declined 6% in 2005 compared to 2004. 2005 was our first full year of our Less is More initiative in which we reduced the number of commercial minutes broadcast on our radio stations. The lower number of commercial minutes broadcast resulted in lower radio revenues in 2005 compared to 2004, which was partially offset by improved yield, or revenue per commercial, on our radio advertisements in 2005 over 2004. Partially offsetting this decline was revenue growth in our outdoor segments, which combined delivered 9% revenue growth over 2004. From the Americas, we experienced improved pricing on our outdoor inventory during 2005 and internationally, our street furniture inventory experienced improved yields as well. Additionally, we completed the initial public offering of 10% of our outdoor business. Lastly, we completed the spin-off of our live entertainment and sports representation businesses during the fourth quarter of 2005, which was part of our strategic realignment of our businesses that we announced in the second quarter of 2005.
Strategic Realignment of Businesses
     On April 29, 2005, we announced a plan to strategically realign our businesses. The plan included an initial public offering (“IPO”) of approximately 10% of the common stock of our outdoor segment, which trades on the New York Stock Exchange under the symbol “CCO” and a 100% spin-off of our live entertainment segment and sports representation business, which now operates under the name Live Nation and trades on the New York Stock Exchange under the symbol “LYV”. We completed the IPO on November 11, 2005 and the spin-off on December 21, 2005.
     The IPO consisted of the sale of 35.0 million shares of Class A common stock of our indirect, wholly owned subsidiary, Clear Channel Outdoor Holdings, Inc. (“CCO”). After completion of the IPO, we own all 315.0 million shares of CCO’s outstanding Class B common stock, representing approximately 90% of the outstanding shares of CCO’s common stock and approximately 99% of the total voting power of CCO’s common stock. The net proceeds from the offering, after deducting underwriting discounts and offering expenses, were approximately $600.6 million. All of the net proceeds of the offering were used to repay a portion of the outstanding balances of intercompany notes owed to us by CCO.
     The spin-off consisted of a dividend of .125 share of Live Nation common stock for each share of our common stock held on December 21, 2005, the date of the distribution. Additionally, Live Nation repaid approximately $220.0 million of intercompany notes owed to us by Live Nation. We do not own any shares of Live Nation common stock. Our Board of Directors determined that the spin-off was in the best interests of our shareholders because: (i) it would enhance the success of both us and Live Nation by enabling each to resolve management and systemic problems that arose by the operation of the businesses within a single affiliated group; (ii) it would improve the competitiveness of our business by resolving inherent conflicts and the appearance of such conflicts with artists and promoters; (iii) it would simplify and reduce our and Live Nation’s regulatory burdens and risks; (iv) it would enhance the ability of us and Live Nation to issue equity efficiently and effectively for acquisitions and financings; and (v) it would enhance the efficiency and effectiveness of our and Live Nation’s equity-based compensation. Operating results of Live Nation through December 21, 2005 are reported in discontinued operations for all years presented. After the date of the spin-off, Live Nation is an independent company.
     On August 9, 2005, we announced our intention to return approximately $1.6 billion of capital to shareholders through either share repurchases, a special dividend or a combination of both. Since announcing our intent through March 8, 2006, we have returned approximately $955.0 million to shareholders by repurchasing 31.9 million shares of our common stock. Since announcing a share repurchase program in March 2004, we have repurchased approximately 109.3 million shares of our common stock for approximately $3.6 billion. Subject to our financial condition, market conditions, economic conditions and other factors, it remains our intention to return the remaining balance of the approximately $1.6 billion in capital to our shareholders through either share repurchases, a special dividend or a combination of both. We intend to fund any share repurchases and/or a special dividend from funds generated from the repayment of intercompany debt, the proceeds of any new debt offerings, available cash balances and cash flow from operations. The timing and amount of a special dividend, if any, is in the discretion of our Board of Directors and will be based on the factors described above.
Format of Presentation
     Management’s discussion and analysis of our results of operations and financial condition should be read in conjunction with the consolidated financial statements and related footnotes. Our discussion is presented on both a consolidated and segment basis. Our reportable operating segments are Radio Broadcasting, which includes our national syndication business, Americas Outdoor Advertising and International Outdoor Advertising. Included in the “other” segment are television broadcasting and our media representation business, Katz Media.

     We manage our operating segments primarily focusing on their operating income, while Corporate expenses, Gain on disposition of assets — net, Interest expense, Gain (loss) on marketable securities, Equity in earnings of nonconsolidated affiliates, Other income (expense) – net, Income tax benefit (expense), Minority interest — net of tax, Discontinued operations and Cumulative effect of a change in accounting principle are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.
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
     During the first quarter of 2005, we completed the rollout of our Less is More initiative, which lowered the amount of commercial minutes played per hour by approximately 15% — 20% across our stations. We believe lowering the amount of commercial minutes can improve our ratings, which will lead to an increase in the size of the audience listening to our stations. Another key component of Less is More is encouraging advertisers to invest in shorter advertisements rather than the traditional 60-second spot. Based on our research, we believe that the effectiveness of a commercial is not related to its length. Because effectiveness is not tied to the length of the advertisement, on a cost per thousand listeners reached basis, we believe we can provide our advertisers a more efficient investment with our new shorter commercials than with the traditional 60-second commercials.
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
     Local advertising, which is our largest source of advertising revenue, and national advertising revenues are tracked separately, because these revenue streams have different sales forces and respond differently to changes in the economic environment. Management also looks at radio revenue by market size, as defined by Arbitron. Typically, larger markets can reach larger audiences with wider demographics than smaller markets. Over half of our radio revenue and divisional operating expenses comes from our 50 largest markets. Additionally, management reviews our share of target demographics listening to the radio in an average quarter hour. This metric gauges how well our formats are attracting and keeping listeners.
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
Outdoor Advertising
     Our revenues are derived from selling advertising space on the displays that we own or operate in key markets worldwide, consisting primarily of billboards, street furniture displays and transit displays. We own the majority of our advertising displays, which typically are located on sites that we either lease or own or for which we have acquired permanent easements. Our advertising contracts with clients typically outline the number of displays reserved, the duration of the advertising campaign and the unit price per display. The margins on our billboard contracts tend to be higher than those on contracts for our other displays.
     Generally, our advertising rates are based on the “gross rating points,’’ or total number of impressions delivered expressed as a percentage of a market population, of a display or group of displays. The number of “impressions’’ delivered by a display is measured by the number of people passing the site during a defined period of time and, in some international markets, is weighted to account for such factors as illumination, proximity to other displays and the speed and viewing angle of approaching traffic. To monitor our business, management typically reviews the average rates, average revenues per display, occupancy, and inventory levels of each of our display types by market. In addition, because a significant portion of our advertising operations are conducted in foreign markets, principally France and the United Kingdom, management reviews the operating results from our foreign operations on a constant dollar basis. A constant dollar basis allows for comparison of operations independent of foreign exchange movements. Because revenue-sharing and minimum guaranteed payment arrangements are more prevalent in our international operations, the margins in our international operations typically are less than the margins in our Americas operations. Foreign currency transaction gains and losses, as well as gains and losses from translation of financial statements of subsidiaries and investees in highly inflationary countries, are included in operations.
     The significant expenses associated with our operations include (i) direct production, maintenance and installation expenses, (ii) site lease expenses for land under our displays and (iii) revenue-sharing or minimum guaranteed amounts payable under our street furniture and transit display contracts. Our direct production, maintenance and installation expenses include costs for printing, transporting and changing the advertising copy on our displays, the related labor costs, the vinyl and paper costs and the costs for cleaning and maintaining our displays. Vinyl and paper costs vary according to the complexity of the advertising copy and the quantity of displays. Our site lease expenses include lease payments for use of the land under our displays, as well as any revenue-sharing arrangements we may have with the landlords. The terms of our Americas site leases generally range from 1 to 50 years. Internationally, the terms of our site leases generally range from 3 to 15 years, but may vary across our networks.
Fiscal Year 2005 Compared to Fiscal Year 2004
Consolidated

(In thousands)	Years Ended December 31,		% Change
	2005	2004	2005 v. 2004
Revenue	$6,610,418	$6,634,890	0%
Operating expenses:
Direct operating expenses (excludes non-cash compensation expense of $212 and $930 in 2005 and 2004, respectively and depreciation and amortization)	2,466,755	2,330,817	6%
Selling, general and administrative expenses (exclusive of non-cash compensation expense and depreciation and amortization)	1,919,640	1,911,788	0%
Non-cash compensation expense	6,081	3,596	69%
Depreciation and amortization	630,389	630,521	0%
Corporate expenses (excludes non-cash compensation expense of $5,869 and $2,666 in 2005 and 2004, respectively and depreciation and amortization)	165,207	164,722	0%
Gain on disposition of assets — net	45,247	39,552	14%

Operating income	1,467,593	1,632,998	(10%)
Interest expense	443,245	367,503
Gain (loss) on marketable securities	(702)	46,271
Equity in earnings of nonconsolidated affiliates	38,338	22,285
Other income (expense) — net	17,344	(30,293)

Income before income taxes, minority interest expense, discontinued operations and cumulative effect of a change in accounting principle	1,079,328	1,303,758
Income tax benefit (expense):
Current	(43,513)	(367,679)
Deferred	(382,823)	(131,685)

Income tax benefit (expense)	(426,336)	(499,364)
Minority interest expense, net of tax	17,847	7,602

Income before discontinued operations and cumulative effect of a change in accounting principle	635,145	796,792
Income from discontinued operations, net	300,517	49,007
Cumulative effect of a change in accounting principle, net of tax of $2,959,003	—	(4,883,968)

Net income (loss)	$935,662	$(4,038,169)

Revenue
     Consolidated revenues decreased $24.5 million in 2005 as compared to 2004. Our radio broadcasting segment declined approximately $220.3 million primarily from a decline in the number of commercial minutes broadcast on our radio stations as part of our Less Is More initiative. Our television revenues declined approximately $14.7 million primarily as a result of local and national political advertising revenues in 2004 that did not recur in 2005. Partially offsetting this decline was an increase of $124.3 million and $94.7 million from our Americas and international outdoor advertising segments, respectively. Americas outdoor revenue growth was driven primarily from rate increases on our bulletin and poster inventory while international outdoor revenue growth occurred from improved yield on our street furniture inventory. Foreign exchange fluctuations did not have a material impact to our revenue decline for 2005 compared to 2004.
Direct Operating Expenses
     Our consolidated direct operating expenses increased $135.9 million. Our radio broadcasting segment’s direct operating expenses increased approximately $67.1 million primarily from programming and content expenses and new initiatives. Our Americas outdoor direct operating expenses increased $21.3 million primarily from increases in direct production and site lease expenses related to revenue sharing agreements associated with the increase in revenues. Our international outdoor contributed $58.0 million to the consolidated direct operating expense growth primarily from minimum annual guarantees and revenue sharing agreements associated with the increase in revenues. Foreign exchange fluctuations did not have a material impact to our direct operating expenses increase for 2005 compared to 2004.
Selling, General and Administrative Expenses (SG&A)
     Consolidated SG&A increased $7.9 million primarily from increases of $13.7 million and $28.6 million from our Americas and international outdoor segments, respectively, partially offset by a decline of $37.3 million from our radio broadcasting segment. The increase from Americas outdoor was attributable to increased commission expenses associated with the increase in revenues while the increase in international outdoor was primarily the result of a $26.6 million restructuring charge related to our operations in France. The decline from our radio broadcasting segment was primarily from decreased commission and bad debt expenses associated with the decline in radio revenues. Foreign exchange fluctuations did not have a material impact to our SG&A increase for 2005 compared to 2004.
Non-cash Compensation expense
     Non-cash compensation expense increased $2.5 million during 2005 as compared to 2004 primarily from the granting in 2005 of more restricted stock awards.
Gain on Disposition of assets — net
     The gain on the disposition of assets — net in 2005 was $45.2 million related primarily to a $36.7 million gain on the sale of radio operating assets in our San Diego market. The gain on disposition of assets — net in 2004 was $39.6 million and relates primarily to radio operating assets divested in our Salt Lake City market as well as a gain recognized on the swap of outdoor assets.
Interest Expense
     Interest expense increased $75.7 million as a result of higher average debt balances and a higher weighted average cost of debt throughout 2005 as compared to 2004. Our debt balance at the end of 2005 was lower than the end of 2004 as a result of paying down debt with funds generated from our strategic realignment. However, as this did not occur until late in the fourth quarter of 2005 it had a marginal impact on our interest expense for 2005. Our weighted average cost of debt was 5.9% and 5.5% at December 31, 2005 and 2004, respectively.
Gain (Loss) on Marketable Securities
     Gain (loss) on marketable securities declined $47.0 million during 2005 compared to 2004. The loss in 2005 relates entirely to the net change in fair value of certain investment securities that are classified as trading and a related secured forward exchange contract associated with those securities. The gain on marketable securities for 2004 related primarily to a $47.0 million gain recorded on the sale of our remaining investment in the common stock of Univision Communications Inc., partially offset by the net changes in fair value of certain investment securities that are classified as trading and a related secured forward exchange contract associated with those securities.

Other Income (Expense) — Net
     Other income (expense) – net for the year ended December 31, 2005 increased $47.6 million from expense of $30.3 million in 2004 to income of $17.3 million in 2005. During 2004, we experienced a loss of $31.6 million on the early extinguishment of debt. The income in 2005 was comprised of various miscellaneous amounts.
Income Taxes
     Current income tax expense declined $324.2 million during 2005 as compared to 2004. In addition to lower earnings before tax in the current year, we received approximately $210.5 million in current tax benefits from ordinary losses for tax purposes resulting from restructuring our international businesses consistent with our strategic realignment, the July 2005 maturity of our Euro denominated bonds, and a current tax benefit related to an amendment on a previously filed tax return. Deferred tax expense increased $251.1 million primarily related to the tax losses discussed above.
Minority Interest, net of tax
     Minority interest expense includes the operating results for the portion of consolidated subsidiaries not owned by us. The major components of our minority interest relate to minority holdings in our Australian street furniture business, Clear Media Limited and CCO, as well as other smaller minority interests. We acquired a controlling majority interest in Clear Media Limited in the third quarter of 2005 and therefore began consolidating its results. We also completed the IPO of 10% of CCO in the fourth quarter of 2005. The increase in minority interest in 2005 as compared to 2004 is the result of these two transactions.
Discontinued Operations
     We completed the spin-off of our live entertainment and sports representation businesses on December 21, 2005. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we reported the results of operations for these businesses through December 21, 2005 in discontinued operations. The spin-off generated a capital loss for tax purposes of approximately $2.4 billion. We utilized approximately $890.7 million of this capital loss in the current year to offset taxable capital gains realized in 2005 and previous years, which resulted in a $314.1 million tax benefit which is included in income from discontinued operations in the fourth quarter of 2005. The remaining $1.5 billion of the $2.4 billion capital loss was recorded as a deferred tax asset with an offsetting valuation allowance on our balance sheet at December 31, 2005.
Cumulative Effect of a Change in Accounting Principle
     The Security and Exchange Commission issued Staff Announcement No. D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill, at the September 2004 meeting of the Emerging Issues Task Force. The Staff Announcement stated that the residual method should no longer be used to value intangible assets other than goodwill. Rather, a direct method should be used to determine the fair value of all intangible assets other than goodwill required to be recognized under Statement of Financial Accounting Standards No. 141, Business Combinations. Registrants who have applied a method other than a direct method to the valuation of intangible assets other than goodwill for purposes of impairment testing under Statement of Financial Accounting Standards No 142, Goodwill and Other Intangible Assets, shall perform an impairment test using a direct value method on all intangible assets other than goodwill that were previously valued using another method by no later than the beginning of their first fiscal year beginning after December 15, 2004.
     Our adoption of the Staff Announcement in the fourth quarter of 2004 resulted in an aggregate carrying value of our FCC licenses and outdoor permits that was in excess of their fair value. The Staff Announcement required us to report the excess value of $4.9 billion, net of tax, as a cumulative effect of a change in accounting principle.

Radio Broadcasting Results of Operations
Our radio broadcasting operating results were as follows:

(In thousands)	Years Ended December 31,		% Change
	2005	2004	2005 v. 2004
Revenue	$3,534,121	$3,754,381	(6%)
Direct operating expenses	967,782	900,633	7%
Selling, general and administrative expense	1,224,603	1,261,855	(3%)
Non-cash compensation	212	930	(77%)
Depreciation and amortization	141,655	159,082	(11%)

Operating income	$1,199,869	$1,431,881	(16%)

     Our radio revenues declined 6% to $3.5 billion during the year compared to 2004. We implemented the Less is More initiative during 2005, which included a reduction of the overall commercial minutes on our radio stations. Also, as part of this initiative, we are reshaping our radio business model with a shift from primarily offering the traditional 60-second commercial to also offering shorter length commercials. Both local and national revenues were down for the year, primarily from the reduction in commercial minutes made available for sale on our radio stations. As a result, the majority of our larger advertising categories declined during the year, including automotive and retail. The decline also includes a reduction of approximately $21.9 million from non-cash trade revenues. However, yield, or revenue divided by total minutes of available inventory, improved throughout the year. Our 30 and 15-second commercials as a percent of total commercial minutes available experienced a consistent increase throughout the year. Average unit rates also increased as the year progressed.
     Direct operating expenses increased $67.1 million during 2005 as compared to 2004. The increase was driven by approximately $28.4 million in programming and content expenses. Sports broadcasting rights increased approximately $9.5 million primarily related to signing a new sports broadcasting agreement in 2005. Our SG&A declined $37.3 million during the year compared to 2004 primarily from a decline in commission and bad debt expenses associated with the decline in revenue. We also incurred expenses in 2005 related to the development of digital radio and new Internet initiatives.
     Depreciation and amortization declined $17.4 million primarily from accelerated depreciation from asset write-offs during 2004 that did not reoccur during 2005.
Americas Outdoor Advertising Results of Operations
Our Americas outdoor advertising operating results were as follows:

(In thousands)	Years Ended December 31,		% Change
	2005	2004	2005 v. 2004
Revenue	$1,216,382	$1,092,089	11%
Direct operating expenses	489,826	468,571	5%
Selling, general and administrative expenses	186,749	173,010	8%
Depreciation and amortization	180,559	186,620	(3%)

Operating income	$359,248	$263,888	36%

     Our Americas outdoor advertising revenue increased $124.3 million, or 11%, during 2005 as compared to 2004. The increase was mainly due to an increase in bulletin and poster revenues attributable to increased rates during 2005. Increased revenues from our airport, street furniture and transit advertising displays also contributed to the revenue increase. Growth occurred across our markets including strong growth in New York, Miami, Houston, Seattle, Cleveland and Las Vegas. Strong advertising client categories for 2005 included business and consumer services, entertainment and amusements, retail and telecommunications.
     Direct operating expenses increased $21.3 million, or 5%, during 2005 compared to 2004. The increase is primarily related to increased site lease expenses from higher revenue sharing rentals on our transit, mall and wallscape inventory as well as increase in direct production expenses, all associated with the increase in revenues. SG&A increased $13.7 million primarily from increased commission expenses associated with the increase in revenues.
     Depreciation and amortization declined $6.1 million in 2005 as compared to 2004 primarily from fewer display removals during the current period, which resulted in less accelerated depreciation. During 2004, we suffered hurricane damage on some of our billboards in Florida and the Gulf Coast which required us to write-off the remaining book value of these structures as additional depreciation and amortization expense in 2004.

International Outdoor Results of Operations
Our international operating results were as follows:

(In thousands)	Years Ended December 31,		% Change
	2005	2004	2005 v. 2004
Revenue	$1,449,696	$1,354,951	7%
Direct operating expenses	851,635	793,630	7%
Selling, general and administrative expenses	355,045	326,447	9%
Depreciation and amortization	220,080	201,597	9%

Operating income	$22,936	$33,277	(31%)

     International revenues increased $94.7 million, or 7%, during 2005 compared to 2004. Revenue growth was attributable to increases in our street furniture and transit revenues. We also experienced improved yield on our street furniture inventory during 2005 compared to 2004. We acquired a controlling majority interest in Clear Media Limited, a Chinese outdoor advertising company, during the third quarter of 2005, which we had previously accounted for as an equity method investment. Clear Media contributed approximately $47.4 million to the revenue increase. Leading markets contributing to the Company’s international revenue growth were China, Italy, the United Kingdom and Australia. The Company faced challenges in France throughout 2005, with revenues declining from 2004. Strong advertising categories during 2005 were food and drink, retail, media and entertainment, business and consumer services and financial services.
     Direct operating expenses grew $58.0 million, or 7%, during 2005 compared to 2004. Included in the increase is approximately $18.3 million from our consolidation of Clear Media. Approximately $33.2 million of the increase was attributable to increases in revenue sharing and minimum annual guarantees partially from consolidating Clear Media and new contracts entered in 2005. SG&A expenses increased $28.6 million primarily from $26.6 million in restructuring costs from restructuring our business in France during the third quarter of 2005.
     Depreciation and amortization increased $18.5 million during 2005 as compared to 2004 primarily from our consolidation of Clear Media.
Reconciliation of Segment Operating Income (Loss)

(In thousands)	Years Ended December 31,
	2005	2004
Radio Broadcasting	$1,199,869	$1,431,881
Americas Outdoor Advertising	359,248	263,888
International Outdoor Advertising	22,936	33,277
Other	30,694	52,496
Gain on disposition of assets — net	45,247	39,552
Corporate	(190,401)	(188,096)

Consolidated operating income	$1,467,593	$1,632,998

Fiscal Year 2004 Compared to Fiscal Year 2003
Consolidated

(In thousands)	Years Ended December 31,		% Change
	2004	2003	2004 v. 2003
Revenue	$6,634,890	$6,250,930	6%
Operating expenses:
Direct operating expenses (excludes non-cash compensation expense of $930 and $1,609 in 2004 and 2003, respectively and depreciation and amortization)	2,330,817	2,141,163	9%
Selling, general and administrative expenses (excludes depreciation and amortization)	1,911,788	1,870,161	2%
Non-cash compensation expense	3,596	3,716	(3%)
Depreciation and amortization	630,521	608,531	4%
Corporate expenses (excludes non-cash compensation expense of $2,666 and $2,107 in 2004 and 2003, respectively and depreciation and amortization)	164,722	150,407	10%
Gain on disposition of assets – net	39,552	6,688	491%

Operating income	1,632,998	1,483,640	10%
Interest expense	367,503	392,215
Gain (loss) on marketable securities	46,271	678,846
Equity in earnings of nonconsolidated affiliates	22,285	20,669
Other income (expense) — net	(30,293)	20,783

Income before income taxes, minority interest, discontinued operations and cumulative effect of a change in accounting principle	1,303,758	1,811,723
Income tax benefit (expense):
Current	(367,679)	(320,522)
Deferred	(131,685)	(456,399)

Income tax benefit (expense)	(499,364)	(776,921)
Minority interest expense, net of tax	7,602	3,906

Income before discontinued operations and cumulative effect of a change in accounting principle	796,792	1,030,896
Income from discontinued operations, net	49,007	114,695

Income before cumulative effect of a change in accounting principle	845,799	1,145,591
Cumulative effect of a change in accounting principle, net of tax of $2,959,003	(4,883,968)	—

Net income (loss)	$(4,038,169)	$1,145,591

Revenue
     Our consolidated revenue grew $384.0 million during 2004 as compared to 2003 led by a $272.4 million increase in revenues from our Americas and international outdoor advertising segments. Americas outdoor revenue growth occurred across the vast majority of our markets, with both poster and bulletin revenues up for the year. International outdoor revenue grew on higher street furniture sales, driven by an increase in average revenue per display for 2004 as compared to 2003. International outdoor revenues also benefited from $128.6 million in foreign exchange fluctuations. Our radio business contributed $59.4 million to our revenue growth, primarily from our mid to small size markets (those markets outside our top 25), which benefited from higher local advertising revenues during 2004 as compared to 2003. The remainder of the growth in revenues during 2004 was primarily driven by our television business, which benefited from political and Olympic advertising.
Direct Operating Expenses
     Our consolidated direct operating expenses grew $189.7 million during 2004 as compared to 2003. Our international outdoor advertising business contributed $95.3 million to the increase, primarily from increased site lease expenses consistent with the segment’s revenue growth, as well as $76.0 million from foreign exchange fluctuations. Radio’s direct operating expenses were up $48.4 million for 2004 compared to 2003 principally from increased programming expenses. Our Americas outdoor advertising business contributed $33.5 million primarily as a result of $21.8 million from site lease rent expense as a result of an increase in revenue-share payments associated with the increase in revenues. The remainder of the increase from 2004 as compared to 2003 came from our television business primarily from increased commission and bonus expenses related to the increase in television revenue.
Selling, General and Administrative Expenses (SG&A)
     Our consolidated SG&A grew $41.6 million during 2004 as compared to 2003. Our international outdoor advertising business contributed $31.1 million to the increase, primarily related to foreign exchange fluctuations. Our Americas outdoor advertising business contributed $11.4 million to the increase, primarily from approximately $5.1 million related to commission and wage expenses relative to the growth in revenue. Partially offsetting the increase is radio’s SG&A, which declined $16.0 million during 2004 as compared to 2003, due to a decline in variable sales-related expenses, partially offset by an increase in general and administrative expenses. The remainder of the increase from 2004 as compared to 2003 came from our television business related to commission and wage expenses relative to the growth in revenue.
Depreciation and Amortization
     Depreciation and amortization expense increased $22.0 million during 2004 as compared to 2003. The increase is attributable to approximately $3.0 million related to damage from the hurricanes that swept through Florida and the Gulf Coast during the third quarter of 2004 and approximately $18.8 million from fluctuations in foreign exchange rates that impacted our international outdoor business.
Corporate Expenses
     Corporate expenses increased $14.3 for 2004 as compared to 2003. The increase was primarily the result of additional outside professional services.
Interest Expense
     Interest expense decreased $24.7 million during 2004 as compared to 2003. The decrease was primarily attributable to lower average debt outstanding during 2004. Our weighted average cost of debt was 5.52% and 5.05% at December 31, 2004 and 2003, respectively.
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
Other Income (Expense) — Net
     Other income (expense) – net for the year ended December 31, 2004 was expense of $30.3 million compared to income of $20.8 million for the year ended December 31, 2003. During 2004, we recognized a loss of approximately $31.6 million on the early extinguishment of debt, partially offset by various miscellaneous amounts. During 2003, we recognized a gain of $36.7 million on the early extinguishment of debt, partially offset by expense of $7.0 million related to our adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, and other miscellaneous amounts.
Income Taxes
     Current tax expense in 2004 increased $47.2 million as compared to 2003. Current tax expense for the year ended December 31, 2004 includes $199.4 million related to our sale of our remaining investment in Univision and certain radio operating assets. This expense was partially offset by an approximate $67.5 million benefit related to a tax loss on our early extinguishment of debt and $34.1 million related to the reversal of accruals associated with tax contingencies. Current tax expense for the year ended December 31, 2003 includes $119.7 million primarily related to the sale of a portion of our Univision investment.
     Deferred tax expense decreased $324.7 million in 2004 as compared to 2003. Deferred tax expense for the year ended December 31, 2004 includes a $176.0 million deferred tax benefit related to our sale of our remaining investment in Univision. This benefit was partially offset by an approximate $54.3 million expense related to our early extinguishment of debt. Deferred tax expense for the year ended December 31, 2003 includes $158.0 million related to our conversion of our investment in Hispanic to Univision.
Income from Discontinued Operations — Net
     We completed the spin-off of our live entertainment and sports representation businesses on December 21, 2005. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we reported the results of operations of these businesses during 2004 and 2003 in discontinued operations.
Cumulative Effect of a Change in Accounting Principle
     The SEC staff issued Staff Announcement No. D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill, at the September 2004 meeting of the Emerging Issues Task Force. The Staff Announcement states that the residual method should no longer be used to value intangible assets other than goodwill. Rather, a direct method should be used to determine the fair value of all intangible assets other than goodwill required to be recognized under Statement of Financial Accounting Standards No. 141, Business Combinations. Registrants who had applied a method other than a direct method to the valuation of intangible assets other than goodwill for purposes of impairment testing under Statement of Financial Accounting Standards No 142, Goodwill and Other Intangible Assets, shall perform an impairment test using a direct value method on all intangible assets other than goodwill that were previously valued using another method by no later than the beginning of their first fiscal year beginning after December 15, 2004.
     Our adoption of the Staff Announcement in the fourth quarter of 2004 resulted in an aggregate carrying value of our FCC licenses and outdoor permits that was in excess of their fair value. The Staff Announcement required us to report the excess value of $4.9 billion, net of tax, as a cumulative effect of a change in accounting principle.
Radio Broadcasting Results of Operations
Our radio broadcasting operating results were as follows:

(In thousands)	Years Ended December 31,		% Change
	2004	2003	2004 v. 2003
Revenue	$3,754,381	$3,695,020	2%
Direct operating expenses	900,633	852,195	6%
Selling, general and administrative expenses	1,261,855	1,277,859	(1%)
Non-cash compensation	930	1,609	(42%)
Depreciation and amortization	159,082	154,121	3%

Operating income	$1,431,881	$1,409,236	2%

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
     Our direct operating expenses grew $48.4 million during 2004 as compared to 2003, principally from programming expenses related to higher on-air talent salaries. Our SG&A decreased $16.0 million during 2004 as compared to 2003, due to a decline in variable sales-related expenses, partially offset by an increase in general and administrative expenses.

Americas Outdoor Advertising Results of Operations
Our Americas outdoor advertising operating results were as follows:

(In thousands)	Years Ended December 31,		% Change
	2004	2003	2004 v. 2003
Revenue	$1,092,089	$1,006,376	9%
Direct operating expenses	468,571	435,075	8%
Selling, general and administrative expenses	173,010	161,579	7%
Depreciation and amortization	186,620	194,237	(4%)

Operating income	$263,888	$215,485	22%

     During 2004, revenues increased approximately $85.7 million, or 9%, over 2003. Revenue growth occurred across our inventory, with bulletins and posters leading the way. Increased rates drove the growth in bulletin revenues, partially offset by a decrease in occupancy. We also grew rates on our poster inventory in 2004, with occupancy flat compared to 2003. Revenue growth occurred across the nation, fueled by growth in Los Angeles, New York, Miami, San Antonio, Seattle and Cleveland. The client categories leading revenue growth remained consistent throughout the year, the largest being entertainment. Business and consumer services was also a strong client category and was led by advertising spending from banking and telecommunications clients. Revenues from the automotive client category increased due to national, regional and local auto dealer advertisements.
     Direct operating expenses increased approximately $33.5 million, or 8%, during 2004 as compared to 2003 primarily as a result of $21.8 million from site lease rent expense as a result of an increase in revenue-share payments associated with the increase in revenues. Our SG&A in 2004 increased approximately $11.4 million, or 7%, primarily from approximately $5.1 million related to commission and wage expenses relative to the growth in revenue.
International Outdoor Advertising Results of Operations
Our international outdoor advertising operating results were as follows:

(In thousands)	Years Ended December 31,		% Change
	2004	2003	2004 v. 2003
Revenue	$1,354,951	$1,168,221	16%
Direct operating expenses	793,630	698,311	14%
Selling, general and administrative expenses	326,447	295,314	11%
Depreciation and amortization	201,597	185,403	9%

Operating income	$33,277	$(10,807)	408%

     During 2004, revenues increased approximately $186.7 million, or 16%, over 2003, including approximately $128.6 million from foreign exchange increases. Street furniture sales in the United Kingdom, Belgium, Australia, New Zealand and Denmark were the leading contributors to our revenue growth. We saw strong demand for our street furniture inventory, enabling us to realize an increase in the average revenues per display. Our billboard revenues increased slightly as a result of an increase in average revenues per display. Also contributing to the increase was approximately $10.4 million related to the consolidation of our outdoor advertising joint venture in Australia during the second quarter of 2003, which we had previously accounted for under the equity method of accounting. Tempering our 2004 results were a difficult competitive environment for billboard sales in the United Kingdom and challenging market conditions for all of our products in France.
     Direct operating expenses increased $95.3 million, or 14%, during 2004 as compared to 2003. Included in the increase is approximately $76.0 million from foreign exchange increases. In addition to foreign exchange, direct operating expenses grew approximately $19.3 million during this period, principally from higher site lease rent expense and approximately $6.2 million from the consolidation of a joint venture in Australia, which was previously accounted for under the equity method. SG&A increased $31.1 million, or 11%, during 2004 as compared to 2003. Included in the increase is approximately $31.3 million from foreign exchange increases. After the effect of foreign exchange increases, SG&A declined approximately $0.2 million. The decline is primarily due to a restructuring charge of $13.8 million in France taken during 2003, partially offset by a restructuring charge of $4.1 million in Spain taken during 2004, $2.6 million associated with the consolidation of a joint venture in Australia, as well as increased commission expenses associated with the increase in revenue during 2004.
     Depreciation and amortization increased approximately $16.2 million in 2004 as compared to 2003 primarily attributable to foreign exchange increases.

Reconciliation of Segment Operating Income (Loss)

(In thousands)	Years Ended December 31,
	2004	2003
Radio Broadcasting	$1,431,881	$1,409,236
Americas Outdoor Advertising	263,888	215,485
International Outdoor Advertising	33,277	(10,807)
Other	52,496	38,276
Gain on disposition of assets — net	39,552	6,688
Corporate	(188,096)	(175,238)

Consolidated operating income	$1,632,998	$1,483,640

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

(In thousands)	Years Ended December 31,
	2005	2004	2003
Cash provided by (used in):
Operating activities	$1,405.2	$1,547.9	$1,463.7
Investing activities	$(389.1)	$158.7	$(19.1)
Financing activities	$(1,061.4)	$(1,801.0)	$(1,625.7)
Discontinued operations	$96.7	$118.8	$120.8
Operating Activities
     2005
     Net cash flow from operating activities of $1.4 billion for the year ended December 31, 2005 principally reflects net income from continuing operations of $635.1 million and depreciation and amortization of $630.4 million Net cash flows from operating activities also reflects decreases in accounts receivable, accounts payable, other accrued expenses and income taxes payable. Taxes payable decreased principally as result of the carryback of capital tax losses generated on the spin-off of Live Nation which were used to offset taxes paid on previously recognized taxable capital gains as well as approximately $210.5 million in current tax benefits from ordinary losses for tax purposes resulting from restructuring our international businesses consistent with our strategic realignment, the July 2005 maturity of our Euro denominated bonds, and a current tax benefit related to an amendment on a previously filed tax return.
     2004
     Net cash flow from operating activities of $1.5 billion for the year ended December 31, 2004 principally reflects a net loss from continuing operations of $4.1 billion, adjusted for non-cash charges of $4.9 billion for the adoption of Topic D-108 and depreciation and amortization of $630.5 million. Net cash flow from operating activities was negatively impacted during the year ended December 31, 2004 by $150.0 million, primarily related to the taxes paid on the gain from the sale of our remaining shares of Univision, which was partially offset by the tax loss related to the partial redemption of our Euro denominated debt. Net cash flow from operating activities also reflects increases in prepaid expenses, accounts payable and accrued interest, income taxes and other expenses, partially offset by decreases in accounts receivables and other current assets.
     2003
     Net cash flow from operating activities of $1.5 billion for the year ended December 31, 2003 principally reflects net income from continuing operations of $1.0 billion plus depreciation and amortization of $608.5 million. Net cash flows from operating activities also reflects increases in accounts receivable, accounts payable and other accrued expenses and income taxes payable.

Investing Activities
     2005
     Net cash used in investing activities of $389.1 million for the year ended December 31, 2005 principally reflects capital expenditures of $327.6 million related to purchases of property, plant and equipment and $165.2 million primarily related to acquisitions of operating assets, partially offset by proceeds from the sale other assets of $102.0 million.
     2004
     Net cash provided by investing activities of $158.7 million for the year ended December 31, 2004 principally includes proceeds of $627.5 million related to the sale of investments, primarily the sale of our Univision shares. These proceeds were partially offset by capital expenditures of $283.9 million related to purchases of property, plant and equipment and $212.7 million related to acquisitions of operating assets.
     2003
     Net cash used in investing activities of $19.1 million for the year ended December 31, 2003 principally reflect capital expenditures of $308.1 million related to purchases of property, plant and equipment and $102.6 million primarily related to acquisitions of operating assets, partially offset by proceeds from the sale of investments, primarily Univision shares, of $344.2 million.
Financing Activities
     2005
     Financing activities for the year ended December 31, 2005 principally reflect the net reduction in debt of $288.7 million, $343.3 million in dividend payments, $1.1 billion in share repurchases, all partially offset by the proceeds from the initial public offering of CCO of $600.6 million, and proceeds of $40.2 million related to the exercise of stock options.
     2004
     Financing activities for the year ended December 31, 2004 principally reflect payments for share repurchases of $1.8 billion and dividends paid of $255.9 million, partially offset by the net increase in debt of $264.9 million and proceeds from the exercise of employee stock options of $31.5 million.
     2003
     Financing activities for the year ended December 31, 2003 principally reflect the net reduction in debt of $1.8 billion, $61.6 million in dividend payments, both partially offset by proceeds from extinguishment of a derivative agreement of $83.8 million, proceeds from a secured forward exchange contract of $83.5 million and proceeds of $55.6 million related to the exercise of stock options.
Discontinued Operations
     We completed the spin-off of Live Nation on December 21, 2005. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we reported the results of operations of these businesses during 2005, 2004 and 2003 in discontinued operations on our consolidated statement of operations and reclassified cash flows from these businesses to discontinued operations on our consolidated statements of cash flows. Included in discontinued operations on our statements of cash flows for 2005 is approximately $220.0 million from the repayment of intercompany notes owed to us by Live Nation.
Anticipated Cash Requirements
     We expect to fund anticipated cash requirements (including payments of principal and interest on outstanding indebtedness and commitments, acquisitions, anticipated capital expenditures, share repurchases and dividends) for the foreseeable future with cash flows from operations and various externally generated funds.

Sources of Capital
As of December 31, 2005 and 2004, we had the following debt outstanding and cash and cash equivalents:

(In millions)	December 31,
	2005	2004
Credit facilities	$292.4	$350.5
Long-term bonds (a)	6,537.0	6,846.1
Other borrowings	217.1	157.7

Total Debt	7,046.5	7,354.3
Less: Cash and cash equivalents	82.8	31.3

	$6,963.7	$7,323.0

(a)	Includes $10.5 million and $13.8 million in unamortized fair value purchase accounting adjustment premiums related to the merger with AMFM at December 31, 2005 and 2004, respectively. Also includes a negative $29.0 million adjustment and a positive $6.5 million adjustment related to fair value adjustments for interest rate swap agreements at December 31, 2005 and 2004, respectively.
Credit Facility
     We have a multi-currency revolving credit facility in the amount of $1.75 billion, which can be used for general working capital purposes including commercial paper support as well as to fund capital expenditures, share repurchases, acquisitions and the refinancing of public debt securities. At December 31, 2005, the outstanding balance on this facility was $292.4 million and, taking into account letters of credit of $167.9 million, $1.3 billion was available for future borrowings, with the entire balance to be repaid on July 12, 2009.
     During the year ended December 31, 2005, we made principal payments totaling $2.0 billion and drew down $1.9 billion on the credit facility. As of March 8, 2005, the credit facility’s outstanding balance was $1.0 billion and, taking into account outstanding letters of credit, $599.4 million was available for future borrowings.
Long-Term Bonds
     On July 7, 2005, our 6.5% Eurobonds matured, which we redeemed for €195.6 million plus accrued interest through borrowings under our credit facility. These bonds were designated as a hedge of our Euro denominated net assets. To replace this hedge, on July 6, 2005, we entered into a United States dollar — Euro cross currency swap with a Euro notional amount of €209.0 million and a corresponding U.S. dollar notional amount of $248.7 million. The cross currency swap requires the Company to make fixed cash payments of 3.0% on the Euro notional amount while it receives fixed cash payments of 4.2% on the equivalent U.S. dollar notional amount, all on a semiannual basis. The Company designated the cross currency swap as a hedge of its net investment in Euro denominated assets.
Other Borrowings
     Other debt includes various borrowings and capital leases utilized for general operating purposes. Included in the $217.1 million balance at December 31, 2005 is $141.2 million that matures in less than one year, which we have historically refinanced with new twelve month notes and anticipate these refinancings to continue.
Guarantees of Third Party Obligations
     As of December 31, 2005 and 2004, we guaranteed the debt of third parties of approximately $12.1 million and $13.6 million, respectively, primarily related to long-term operating contracts. The third parties’ associated operating assets secure a substantial portion of these obligations.
Disposal of Assets
     During 2005, we received $102.0 million of proceeds related primarily to the sale of various broadcasting operating assets.
Shelf Registration
     On April 22, 2004, we filed a Registration Statement on Form S-3 covering a combined $3.0 billion of debt securities, junior subordinated debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units. The shelf registration statement also covers preferred securities that may be issued from time to time by our three Delaware statutory business trusts and guarantees of such preferred securities by us. The SEC declared this shelf registration statement effective on April 26, 2004. After debt offerings on September 15, 2004,

November 17, 2004, and December 16, 2004, $1.75 billion in securities remains available for issuance under this shelf registration statement .
Debt Covenants
     The significant covenants on our $1.75 billion five-year, multi-currency revolving credit facility relate to leverage and interest coverage contained and defined in the credit agreement. The leverage ratio covenant requires us to maintain a ratio of consolidated funded indebtedness to operating cash flow (as defined by the credit agreement) of less than 5.25x. The interest coverage covenant requires us to maintain a minimum ratio of operating cash flow (as defined by the credit agreement) to interest expense of 2.50x. In the event that we do not meet these covenants, we are considered to be in default on the credit facility at which time the credit facility may become immediately due. At December 31, 2005, our leverage and interest coverage ratios were 3.4x and 4.9x, respectively. This credit facility contains a cross default provision that would be triggered if we were to default on any other indebtedness greater than $200.0 million.
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
     At December 31, 2005, we were in compliance with all debt covenants. We expect to remain in compliance throughout 2006.
Uses of Capital
Dividends
     Our Board of Directors declared quarterly cash dividends as follows:
(In millions, except per share data)

	Amount
	per
Declaration	Common			Total
Date	Share	Record Date	Payment Date	Payment
October 20, 2004	$0.125	December 31, 2004	January 15, 2005	$70.9
February 16, 2005	0.125	March 31, 2005	April 15, 2005	68.9
April 26, 2005	0.1875	June 30, 2005	July 15, 2005	101.7
July 27, 2005	0.1875	September 30, 2005	October 15, 2005	101.8
October 26, 2005	0.1875	December 31, 2005	January 15, 2006	100.9
     Additionally, on February 14, 2006, our Board of Directors declared a quarterly cash dividend of $0.1875 per share of our Common Stock to be paid on April 15, 2006, to shareholders of record on March 31, 2006.
Acquisitions
     During 2005 we acquired radio stations for $12.5 million in cash. We also acquired Americas outdoor display faces for $113.2 million in cash. Our international outdoor segment acquired display faces for $17.1 million and a controlling majority interest in Clear Media Limited for $8.9 million. Clear Media is a Chinese outdoor advertising company and as a result of consolidating its operations during the third quarter of 2005, the acquisition resulted in an increase to our cash of $39.7 million. Also, our national representation business acquired new contracts for a total of $47.7 million and the Company’s television business acquired a television station for $5.5 million.
Capital Expenditures

(In millions)	Year Ended December 31, 2005 Capital Expenditures
		Americas	International	Corporate and
	Radio	Outdoor	Outdoor	Other	Total
Non-revenue producing	$94.0	$35.5	$42.6	$25.5	$197.6
Revenue producing	—	37.6	92.4	—	130.0

	$94.0	$73.1	$135.0	$25.5	$327.6

     We define non-revenue producing capital expenditures as those expenditures that are required on a recurring basis. Revenue producing capital expenditures are discretionary capital investments for new revenue streams, similar to an acquisition.
Company Share Repurchase Program
     Our Board of Directors approved two separate share repurchase programs during 2004, each for $1.0 billion. On February 1, 2005, our Board of Directors approved a third $1.0 billion share repurchase program. On August 9, 2005, our Board of Directors authorized an increase in and extension of the February 2005 program, which had $307.4 million remaining, by $692.6 million, for a total of $1.0 billion. This increase expires on August 8, 2006, although the program may be discontinued or suspended at anytime prior to its expiration. During 2005 we repurchased 32.6 million shares of our common stock for an aggregate purchase price of $1.1 billion, including commission and fees, under these programs. As of March 8, 2006, 109.3 million shares had been repurchased for an aggregate purchase price of $3.6 billion, including commission and fees, under the share repurchase programs, with $45.0 remaining available. On March 9, 2006, our Board of Directors authorized an additional share repurchase program, permitting us to repurchase an additional $600.0 million of our common stock. This increase expires on March 9, 2007, although the program may be discontinued or suspended at any time.
Commitments, Contingencies and Future Obligations
   Commitments and Contingencies
     There are various lawsuits and claims pending against us. We believe that any ultimate liability resulting from those actions or claims will not have a material adverse effect on our results of operations, financial position or liquidity. Although we have recorded accruals based on our current assumptions of the future liability for these lawsuits, it is possible that future results of operations could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. See also “Item 3. Legal Proceedings” and “Note I – Commitments and Contingencies” in the Notes to Consolidated Financial Statements in Item 8 included elsewhere in this Report.
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
     We have minimum franchise payments associated with non-cancelable contracts that enable us to display advertising on such media as buses, taxis, trains, bus shelters and terminals. The majority of these contracts contain rent provisions that are calculated as the greater of a percentage of the relevant advertising revenue or a specified guaranteed minimum annual payment. Also, we have non-cancelable contracts in our radio broadcasting operations related to program rights and music license fees.
     In the normal course of business, our broadcasting operations have minimum future payments associated with employee and talent contracts. These contracts typically contain cancellation provisions that allow us to cancel the contract with good cause.

     The scheduled maturities of our credit facility, other long-term debt outstanding, future minimum rental commitments under non-cancelable lease agreements, minimum payments under other non-cancelable contracts, payments under employment/talent contracts, capital expenditure commitments, and other long-term obligations as of December 31, 2005 are as follows:

(In thousands)	Payment due by Period
		Less than	1 to 3		More than
Contractual Obligations	Total	1 year	Years	3 to 5 Years	5 Years
Long-term Debt
Credit Facility	292,410	—	—	292,410	—
Other Long-term Debt	6,754,138	891,185	1,585,751	1,538,410	2,738,792
Interest payments on long-term debt	2,261,827	374,852	630,162	429,333	827,480

Non-Cancelable Operating Leases	2,052,355	305,578	471,213	394,886	880,678
Non-Cancelable Contracts	2,517,406	604,631	764,737	444,091	703,947
Employment/Talent Contracts	406,131	172,650	164,168	60,496	8,817
Capital Expenditures	162,052	72,015	61,380	20,631	8,026
Other long-term obligations(1)	295,787	—	98,815	—	196,972

Total	$14,742,106	$2,420,911	$3,776,226	$3,180,257	$5,364,712

(1)	Other long-term obligations consist of $49.8 million related to asset retirement obligations recorded pursuant to Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which assumes the underlying assets will be removed at some period over the next 50 years. Also included is $201.8 million related to the maturity value of loans secured by forward exchange contracts that we accrete to maturity using the effective interest method and can be settled in cash or the underlying shares. These contracts had an accreted value of $168.1 million and the underlying shares had a fair value of $306.4 million recorded on our consolidated balance sheets at December 31, 2005. Also included in the table is $44.2 million related to deferred compensation and retirement plans. Excluded from the table is $148.7 million related to the fair value of interest rate swap agreements, cross-currency swap agreements, and secured forward exchange contracts. Also excluded is $366.8 million related to various obligations with no specific contractual commitment or maturity.
Market Risk
Interest Rate Risk
     At December 31, 2005, approximately 25% of our long-term debt, including fixed-rate debt on which we have entered into interest rate swap agreements, bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the year’s average interest rate under these borrowings, it is estimated that our 2005 interest expense would have changed by $35.7 million and that our 2005 net income would have changed by $22.1 million. In the event of an adverse change in interest rates, management may take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this interest rate analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.
     At December 31, 2005, we had entered into interest rate swap agreements with a $1.3 billion aggregate notional amount that effectively float interest at rates based upon LIBOR. These agreements expire from February 2007 to March 2012. The fair value of these agreements at December 31, 2005 was a liability of $29.0 million.
Equity Price Risk
     The carrying value of our available-for-sale and trading equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at December 31, 2005 by $61.3 million and would change accumulated comprehensive income (loss) and net income by $31.2 million and $6.8 million, respectively. At December 31, 2005, we also held $18.1 million of investments that do not have a quoted market price, but are subject to fluctuations in their value.
     We maintain derivative instruments on certain of our available-for-sale and trading equity securities to limit our exposure to and benefit from price fluctuations on those securities.

Foreign Currency
     We have operations in countries throughout the world. Foreign operations are measured in their local currencies except in hyper-inflationary countries in which we operate. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. To mitigate a portion of the exposure of international currency fluctuations, we maintain a natural hedge through borrowings in currencies other than the U.S. dollar. In addition, we have U.S. dollar – Euro cross currency swaps which are also designated as a hedge of our net investment in Euro denominated assets. These hedge positions are reviewed monthly. Our foreign operations reported a net loss of $4.2 million for the year ended December 31, 2005. It is estimated that a 10% change in the value of the U.S. dollar to foreign currencies would change net income for the year ended December 31, 2005 by $0.4 million.
     Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of our investments in various countries, all of which are accounted for under the equity method. It is estimated that the result of a 10% fluctuation in the value of the dollar relative to these foreign currencies at December 31, 2005 would change our 2005 equity in earnings of nonconsolidated affiliates by $3.8 million and would change our net income for the year ended December 31, 2005 by approximately $2.4 million.
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
     In April 2005, the SEC issued a press release announcing that it would provide for phased-in implementation guidance for Statement 123(R). The SEC would require that registrants that are not small business issuers adopt Statement 123(R)’s fair value method of accounting for share-based payments to employees no later than the beginning of the first fiscal year beginning after June 15, 2005. We will adopt Statement 123(R) on January 1, 2006. We expect the impact of adopting SAB 107 and Statement 123(R) to be in the range of $40.0 million to $50.0 million recorded as a component of operating expenses in our consolidated statement of operations for the year ended December 31, 2006.
     In May, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (“Statement 154”). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Statement 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt Statement 154 on January 1, 2006 and anticipate that adoption will not materially impact our financial position or results of operations.

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
     In November, the FASB staff issued FASB Staff Position FAS 115-1 (“FAS 115-1”). FAS 115-1 replaces the impairment evaluation guidance (paragraphs 10-18) of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”), with references to the existing other-than-temporary impairment guidance. EITF 03-1 disclosure requirements remain in effect, and are applicable for year-end reporting and for interim periods if there are significant changes from the previous year-end. FAS 115-1 also supersedes EITF Topic No. D-44, Recognition of Other Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value, and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell an impaired security has not been made. The guidance in FAS 115-1 is to be applied to reporting periods beginning after December 15, 2005. We will adopt FAS 115-1 January 1, 2006 and anticipate adoption will not materially impact our financial position or results of operations.
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
     If our agings were to improve or deteriorate resulting in a 10% change in our allowance, it is estimated that our 2005 bad debt expense would have changed by $4.7 million and our 2005 net income would have changed by $2.9 million.

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
     Using the impairment review described, we found no impairment charge required for the year ended December 31, 2005. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results of operations.
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
     The income approach we use for valuing goodwill involves estimating future cash flows expected to be generated from the related assets, discounted to their present value using a risk-adjusted discount rate. Terminal values were also estimated and discounted to their present value. In accordance with Statement 142, we performed our annual impairment tests as of October 1, 2003, 2004 and 2005 on goodwill. No impairment charges resulted from these tests. We may incur additional impairment charges in future periods under Statement 142 to the extent we do not achieve our expected cash flow growth rates, and to the extent that market values and long-term interest rates in general decrease and increase, respectively
Indefinite-lived Assets
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
     If actual results are not consistent with our assumptions and estimates, we may be exposed to impairment charges in the future. If our assumption on market revenue growth rate decreased 10%, our 2004 non-cash charge, net of tax, would increase $61.2 million. Similarly, if our assumption on market revenue growth rate increased 10%, our non-cash charge, net of tax, would decrease $62.0 million. Our annual impairment test was performed as of October 1, 2005, which resulted in no impairment.

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
     Our self-insured liabilities contain uncertainties because management must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of December 31, 2005.
     If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material. A 10% change in our self-insurance liabilities at December 31, 2005, would have affected net earnings by approximately $6.1 million for the year ended December 31, 2005.
Inflation
     Inflation has affected our performance in terms of higher costs for wages, salaries and equipment. Although the exact impact of inflation is indeterminable, we believe we have offset these higher costs by increasing the effective advertising rates of most of our broadcasting stations and outdoor display faces.
Ratio of Earnings to Fixed Charges
     The ratio of earnings to fixed charges is as follows:

Year Ended December 31,
2005	2004	2003	2002	2001
2.32	2.86	3.64	2.59	*

*For the year ended December 31, 2001, fixed charges exceeded earnings before income taxes and fixed charges by $1.1 billion.
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
/s/ Mark P. Mays
Chief Executive Officer
/s/ Randall T. Mays
President and Chief Financial Officer
/s/ Herbert W. Hill, Jr.
Senior Vice President/Chief Accounting Officer

Report of Independent Registered Public Accounting Firm
SHAREHOLDERS AND THE BOARD OF DIRECTORS
CLEAR CHANNEL COMMUNICATIONS, INC.
We have audited the accompanying consolidated balance sheets of Clear Channel Communications, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clear Channel Communications, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As discussed in Note C to the consolidated financial statements, in 2004 the Company changed its method of accounting for indefinite lived intangibles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Clear Channel Communications, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion thereon.

San Antonio, Texas	/s/ ERNST & YOUNG LLP
March 9, 2006

CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)

	December 31,
	2005	2004
CURRENT ASSETS
Cash and cash equivalents	$82,786	$31,339
Accounts receivable, net of allowance of $47,061 in 2005 and $47,400 in 2004	1,505,650	1,502,627
Prepaid expenses	114,452	129,842
Other current assets	128,409	139,376
Income taxes receivable	417,112	—
Current assets from discontinued operations	—	466,738

Total Current Assets	2,248,409	2,269,922

PROPERTY, PLANT AND EQUIPMENT
Land, buildings and improvements	863,133	859,835
Structures	3,327,326	3,110,233
Towers, transmitters and studio equipment	881,070	845,295
Furniture and other equipment	599,296	624,069
Construction in progress	91,789	80,389

	5,762,614	5,519,821
Less accumulated depreciation	2,506,965	2,191,656

	3,255,649	3,328,165
Property, plant and equipment from discontinued operations, net	—	796,109

INTANGIBLE ASSETS
Definite-lived intangibles, net	480,790	614,824
Indefinite-lived intangibles – licenses	4,312,570	4,323,297
Indefinite-lived intangibles – permits	207,921	211,690
Goodwill	7,111,948	7,186,015
Intangible assets from discontinued operations, net	—	49,268

OTHER ASSETS
Notes receivable	8,745	9,691
Investments in, and advances to, nonconsolidated affiliates	300,223	368,369
Other assets	452,540	327,145
Other investments	324,581	387,589
Other assets from discontinued operations	—	55,865

Total Assets	$18,703,376	$19,927,949

See Notes to Consolidated Financial Statements

LIABILITIES AND SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	December 31,
	2005	2004
CURRENT LIABILITIES
Accounts payable	$250,563	$304,112
Accrued expenses	731,105	610,583
Accrued interest	97,515	94,064
Accrued income taxes	—	34,683
Current portion of long-term debt	891,185	412,280
Deferred income	116,670	133,269
Other current liabilities	20,275	24,281
Current liabilities from discontinued operations	—	571,280

Total Current Liabilities	2,107,313	2,184,552

Long-term debt	6,155,363	6,941,996
Other long-term obligations	119,655	283,937
Deferred income taxes	528,259	324,498
Other long-term liabilities	675,962	685,573
Long-term liabilities from discontinued operations (net of deferred tax asset of $88,610)	—	(43,985)
Minority interest	290,362	63,300
Commitment and contingent liabilities (Note I)

SHAREHOLDERS’ EQUITY
Preferred Stock – Class A, par value $1.00 per share, authorized 2,000,000 shares, no shares issued and outstanding	—	—
Preferred Stock, – Class B, par value $1.00 per share, authorized 8,000,000 shares, no shares issued and outstanding	—	—
Common Stock, par value $.10 per share, authorized 1,500,000,000 shares, issued 538,287,763 and 567,572,736 shares in 2005 and 2004, respectively	53,829	56,757
Additional paid-in capital	27,945,725	29,183,595
Retained deficit	(19,371,411)	(19,933,777)
Accumulated other comprehensive income	201,928	194,590
Other	—	(213)
Cost of shares (113,890 in 2005 and 307,973 in 2004) held in treasury	(3,609)	(12,874)

Total Shareholders’ Equity	8,826,462	9,488,078

Total Liabilities and Shareholders’ Equity	$18,703,376	$19,927,949

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)	Year Ended December 31,
	2005	2004	2003
Revenue	$6,610,418	$6,634,890	$6,250,930
Operating expenses:
Direct operating expenses (excludes non-cash compensation expense of $212, $930 and $1,609 in 2005, 2004 and 2003, respectively and depreciation and amortization)	2,466,755	2,330,817	2,141,163
Selling, general and administrative expenses (excludes depreciation and amortization)	1,919,640	1,911,788	1,870,161
Non-cash compensation expense	6,081	3,596	3,716
Depreciation and amortization	630,389	630,521	608,531
Corporate expenses (excludes non-cash compensation expense of $5,869, $2,666 and $2,107 in 2005, 2004 and 2003, respectively and depreciation and amortization)	165,207	164,722	150,407
Gain on disposition of assets — net	45,247	39,552	6,688

Operating income	1,467,593	1,632,998	1,483,640
Interest expense	443,245	367,503	392,215
Gain (loss) on marketable securities	(702)	46,271	678,846
Equity in earnings of nonconsolidated affiliates	38,338	22,285	20,669
Other income (expense) — net	17,344	(30,293)	20,783

Income before income taxes, minority interest, discontinued operations and cumulative effect of a change in accounting principle	1,079,328	1,303,758	1,811,723
Income tax benefit (expense):
Current	(43,513)	(367,679)	(320,522)
Deferred	(382,823)	(131,685)	(456,399)

Income tax benefit (expense)	(426,336)	(499,364)	(776,921)
Minority interest, net of tax	17,847	7,602	3,906

Income before discontinued operations and cumulative effect of a change in accounting principle	635,145	796,792	1,030,896
Income from discontinued operations, net	300,517	49,007	114,695

Income before cumulative effect of a change in accounting principle	935,662	845,799	1,145,591
Cumulative effect of a change in accounting principle, net of tax of $2,959,003	—	(4,883,968)	—

Net income (loss)	$935,662	$(4,038,169)	$1,145,591

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	28,643	50,722	132,816
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	(48,492)	47,802	192,323
Unrealized holding gain (loss) on cash flow derivatives	56,634	(65,827)	(63,527)
Adjustment for (gain) loss included in net income (loss)	—	(32,513)	(19,408)

Comprehensive income (loss)	$972,447	$(4,037,985)	$1,387,795

Net income (loss) per common share:
Income before discontinued operations and cumulative effect of a change in accounting principle – Basic	$1.16	$1.34	$1.68
Discontinued operations – Basic	.55	.08	.18
Cumulative effect of a change in accounting principle – Basic	—	(8.19)	—

Net income (loss) – Basic	$1.71	$(6.77)	$1.86

Income before discontinued operations and cumulative effect of a change in accounting principle – Diluted	$1.16	$1.33	$1.67
Discontinued operations – Diluted	.55	.08	.18
Cumulative effect of a change in accounting principle – Diluted	—	(8.16)	—

Net income (loss) – Diluted	$1.71	$(6.75)	$1.85

Dividends declared per share	$.69	$.45	$.20
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share data)					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive		Treasury
	Issued	Stock	Capital	(Deficit)	Income (Loss)	Other	Stock	Total
Balances at December 31, 2002	613,402,780	$61,340	$30,868,725	$(16,652,789)	$(47,798)	$(3,131)	$(16,255)	$14,210,092
Net income				1,145,591				1,145,591
Dividends declared				(123,189)				(123,189)
Exercise of stock options and other	2,918,451	292	80,334				(4,464)	76,162
Amortization and adjustment of deferred compensation			1,761			1,838	(520)	3,079
Currency translation adjustment					132,816			132,816
Unrealized gains (losses) on cash flow derivatives					(63,527)			(63,527)
Unrealized gains (losses) on investments					172,915			172,915

Balances at December 31, 2003	616,321,231	61,632	30,950,820	(15,630,387)	194,406	(1,293)	(21,239)	15,553,939
Net loss				(4,038,169)				(4,038,169)
Dividends declared				(265,221)				(265,221)
Common Stock issued for business acquisitions	933,521	93	31,405					31,498
Purchase of common shares							(1,841,482)	(1,841,482)
Treasury shares retired and cancelled	(51,553,602)	(5,155)	(1,838,115)				1,843,270	—
Exercise of stock options and other	1,871,586	187	36,711				6,747	43,645
Amortization and adjustment of deferred compensation			2,774			1,080	(170)	3,684
Currency translation adjustment					50,722			50,722
Unrealized gains (losses) on cash flow derivatives					(65,827)			(65,827)
Unrealized gains (losses) on investments					15,289			15,289

Balances at December 31, 2004	567,572,736	56,757	29,183,595	(19,933,777)	194,590	(213)	(12,874)	9,488,078
Net income				935,662				935,662
Dividends declared				(373,296)				(373,296)
Spin-off of Live Nation			(687,206)		(29,447)			(716,653)
Gain on sale of CCO stock			479,699					479,699
Purchase of common shares							(1,070,204)	(1,070,204)
Treasury shares retired and cancelled	(32,800,471)	(3,280)	(1,067,175)				1,070,455	—
Exercise of stock options and other	3,515,498	352	31,012				8,558	39,922
Amortization and adjustment of deferred compensation			5,800			213	456	6,469
Currency translation adjustment					28,643			28,643
Unrealized gains (losses) on cash flow derivatives					56,634			56,634
Unrealized gains (losses) on investments					(48,492)			(48,492)

Balances at December 31, 2005	538,287,763	$53,829	$27,945,725	$(19,371,411)	$201,928	$—	$(3,609)	$8,826,462

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$935,662	$(4,038,169)	$1,145,591
Less: Income from discontinued operations, net	300,517	49,007	114,695

Net income (loss) from continuing operations	635,145	(4,087,176)	1,030,896

Reconciling Items:

Cumulative effect of a change in accounting principle, net of tax	—	4,883,968	—
Depreciation	476,195	497,141	473,389
Amortization of intangibles	154,194	133,380	135,142
Deferred taxes	382,823	131,685	456,399
Amortization of deferred financing charges, bond premiums and accretion of note discounts, net	2,042	5,558	5,486
Amortization of deferred compensation	6,081	3,596	3,716
(Gain) loss on sale of operating and fixed assets	(47,883)	(29,276)	(16,020)
(Gain) loss on sale of available-for-sale securities	—	(48,429)	(31,862)
(Gain) loss on sale of other investments	—	—	(650,315)
(Gain) loss on forward exchange contract	18,194	17,398	17,164
(Gain) loss on trading securities	(17,492)	(15,240)	(13,833)
Equity in earnings of nonconsolidated affiliates	(38,338)	(22,285)	(20,669)
Increase (decrease) other, net	7,031	(5,163)	(22,764)

Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease (increase) in accounts receivable	9,970	38,627	(65,845)
Decrease (increase) in prepaid expenses	15,389	(21,304)	(11,729)
Decrease (increase) in other current assets	43,049	29,019	(12,626)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(34,700)	22,545	114,126
Increase (decrease) in accrued interest	3,411	1,611	20,446
Increase (decrease) in deferred income	(18,385)	(15,841)	13,109
Increase (decrease) in accrued income taxes	(191,506)	28,047	39,480

Net cash provided by operating activities	1,405,220	1,547,861	1,463,690
See Notes to Consolidated Financial Statements

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM INVESTING ACTIVITIES:
Liquidation of restricted cash	—	299	—
(Increase) decrease in notes receivable, net	946	(51)	1,284
Decrease (increase) in investments in, and advances to nonconsolidated affiliates — net	15,239	6,804	7,850
Proceeds from cross currency settlement of interest due	734	(566)	—
Purchase of other investments	(891)	(1,841)	(7,543)
Proceeds from sale of available-for-sale-securities	370	627,505	344,206
Purchases of property, plant and equipment	(327,642)	(283,924)	(308,147)
Proceeds from disposal of assets	102,001	30,710	54,770
Proceeds from divestitures placed in restricted cash	—	47,838	—
Acquisition of operating assets	(165,235)	(165,159)	(102,608)
Acquisition of operating assets with restricted cash	—	(47,564)	—
Decrease (increase) in other — net	(14,625)	(55,339)	(8,943)

Net cash provided by (used in) investing activities	(389,103)	158,712	(19,131)

CASH FLOWS FROM FINANCING ACTIVITIES:
Draws on credit facilities	1,934,000	5,087,334	3,729,164
Payments on credit facilities	(1,986,045)	(5,457,033)	(5,192,297)
Proceeds from long-term debt	—	1,244,018	2,546,890
Payments on long-term debt	(236,703)	(609,455)	(2,870,776)
Proceeds from extinguishment of derivative agreement	—	—	83,752
Proceeds from forward exchange contract	—	—	83,519
Proceeds from exercise of stock options, stock purchase plan and common stock warrants	40,239	31,535	55,574
Dividends paid	(343,321)	(255,912)	(61,566)
Proceeds from initial public offering	600,642	—	—
Payments for purchase of common shares	(1,070,204)	(1,841,482)	—

Net cash used in financing activities	(1,061,392)	(1,800,995)	(1,625,740)

CASH FLOWS FROM DISCONTINUED OPERATIONS

Net cash provided by (used in) operating activities	15,563	204,733	196,024
Net cash provided by (used in) investing activities	(158,841)	(83,348)	(70,073)
Net cash provided by (used in) financing activities	240,000	(2,598)	(5,161)

Net cash provided by discontinued operations	96,722	118,787	120,790

Net (decrease) increase in cash and cash equivalents	51,447	24,365	(60,391)

Cash and cash equivalents at beginning of year	31,339	6,974	67,365

Cash and cash equivalents at end of year	$82,786	$31,339	$6,974

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for:
Interest	$430,382	$368,578	$350,104
Income taxes	193,723	263,525	140,674
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — SUMMARY OF
SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Clear Channel Communications, Inc., incorporated in Texas in 1974, is a diversified media company with three principal business segments: radio broadcasting, Americas outdoor advertising and international outdoor advertising. The Company’s radio broadcasting segment owns, programs and sells airtime generating revenue from the sale of national and local advertising. The Company’s Americas and international outdoor advertising segments own or operate advertising display faces domestically and internationally.
On April 29, 2005, the Company announced a plan to strategically realign its businesses. This plan included an initial public offering (“IPO”) of approximately 10% of the common stock of the Company’s outdoor business, Clear Channel Outdoor Holdings, Inc. (“CCO”), and a 100% spin-off of its live entertainment segment and sports representation business (“Live Nation”). The Company completed the IPO on November 11, 2005 and the spin-off on December 21, 2005. The historical results of Live Nation have been reflected as discontinued operations in the underlying financial statements and related disclosures for all periods presented. As a result, the historical footnote disclosures have been revised to exclude amounts related to Live Nation. See Note B for additional disclosures related to the strategic realignment.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts have been eliminated in consolidation. Investments in nonconsolidated affiliates are accounted for using the equity method of accounting.
Certain Reclassifications
In addition to the reclassification of discontinued operations mentioned above, the Company has reclassified operating gains and losses to be included as a component of operating income and reclassified minority interest expense below its provision for income taxes, to conform to current year presentation.
Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.
Allowance for Doubtful Accounts
The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations, it records a specific reserve to reduce the amounts recorded to what it believes will be collected. For all other customers, it recognizes reserves for bad debt based on historical experience of bad debts as a percent of revenues for each business unit, adjusted for relative improvements or deteriorations in the agings and changes in current economic conditions. The Company believes is concentration of credit risk is limited due to the large number and the geographic diversification of its customers.
Land Leases and Other Structure Licenses
Most of the Company’s outdoor advertising structures are located on leased land. Americas outdoor land rents are typically paid in advance for periods ranging from one to twelve months. International outdoor land rents are paid both in advance and in arrears, for periods ranging from one to twelve months. Most international street furniture advertising display faces are licensed through municipalities for up to 20 years. The street furniture licenses often include a percent of revenue to be paid along with a base rent payment. Prepaid land leases are recorded as an asset and expensed ratably over the related rental term and license and rent payments in arrears are recorded as an accrued liability.

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
Towers, transmitters and studio equipment — 7 to 20 years
Furniture and other equipment — 3 to 20 years
Leasehold improvements — shorter of economic life or lease term
Expenditures for maintenance and repairs are charged to operations as incurred, whereas expenditures for renewal and betterments are capitalized.
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
The Company performs its annual impairment test for its FCC licenses and permits using a direct valuation technique as prescribed by the Emerging Issues Task Force (“EITF”) Topic D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill (“D-108”), which the Company adopted in the fourth quarter of 2004. Certain assumptions are used under the Company’s direct valuation technique, including market penetration leading to revenue potential, profit margin, duration and profile of the build-up period, estimated start-up cost and losses incurred during the build-up period, the risk adjusted discount rate and terminal values. The Company utilizes outside valuation expertise to make these assumptions and perform the fair value calculation. Impairment charges, other than the charge taken under the transitional rules of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”) and D-108, are recorded in amortization expense in the statement of operations.
At least annually, the Company performs its impairment test for each reporting unit’s goodwill using a discounted cash flow model to determine if the carrying value of the reporting unit, including goodwill, is less than the fair value of the reporting unit. Certain assumptions are used in determining the fair value, including assumptions about future cash flows, discount rates, and terminal values. If the fair value of the Company’s reporting unit is less than the carrying value of the reporting unit, the Company reduces the carrying amount of goodwill. Impairment charges, other than the charge taken under the transitional rules of Statement 142 are recorded in amortization expense on the statement of operations.
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
Financial Instruments
Due to their short maturity, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities, and short-term borrowings approximated their fair values at December 31, 2005 and 2004.
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
Revenue Recognition
Radio broadcasting revenue is recognized as advertisements or programs are broadcast and is generally billed monthly. Outdoor advertising provides services under the terms of contracts covering periods up to three years, which are generally billed monthly. Revenue for outdoor advertising space rental is recognized ratably over the term of the contract. Advertising revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for the Company’s broadcasting and outdoor operations. Payments received in advance of being earned are recorded as deferred income.
Barter transactions represent the exchange of airtime or display space for merchandise or services. These transactions are generally recorded at the fair market value of the airtime or display space or the fair value of the merchandise or services received. Revenue is recognized on barter and trade transactions when the advertisements are broadcasted or displayed. Expenses are recorded ratably over a period that estimates when the merchandise, service received is utilized or the event occurs. Barter and trade revenues from continuing operations for the years ended December 31, 2005, 2004 and 2003, were approximately $102.0 million, $124.7 million and $130.1 million, respectively, and are included in total revenues. Barter and trade expenses from continuing operations for the years ended December 31, 2005, 2004 and 2003, were approximately $95.9 million, $132.5 million and $131.5 million, respectively, and are included in selling, general and adminstrative expenses.
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
Foreign Currency
Results of operations for foreign subsidiaries and foreign equity investees are translated into U.S. dollars using the average exchange rates during the year. The assets and liabilities of those subsidiaries and investees, other than those of operations in highly inflationary countries, are translated into U.S. dollars using the exchange rates at the balance sheet date. The related translation adjustments are recorded in a separate component of shareholders’ equity, “Accumulated other comprehensive income”. Foreign currency transaction gains and losses, as well as gains and losses from translation of financial statements of subsidiaries and investees in highly inflationary countries, are included in operations.
Advertising Expense
The Company records advertising expense as it is incurred. Advertising expenses from continuing operations of $169.2 million, $175.5 million and $168.8 million were recorded during the years ended December 31, 2005, 2004 and 2003, respectively as a component of selling, general and administrative expenses.
Use of Estimates
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates, judgments, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes including, but not limited to, legal, tax and insurance accruals. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

New Accounting Pronouncements
In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 is an interpretation of FASB Statement 143, Accounting for Asset Retirement Obligations, which was issued in June 2001. According to FIN 47, uncertainty about the timing and (or) method of settlement because they are conditional on a future event that may or may not be within the control of the entity, should be factored into the measurement of the asset retirement obligation when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted, but is not required. The Company adopted FIN 47 on January 1, 2005, which did not materially impact the Company’s financial position or results of operations.
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
In April 2005, the SEC issued a press release announcing that it would provide for phased-in implementation guidance for Statement 123(R). The SEC would require that registrants that are not small business issuers adopt Statement 123(R)’s fair value method of accounting for share-based payments to employees no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company will adopt Statement 123(R) on January 1, 2006. The Company expects the impact of adopting SAB 107 and Statement 123(R) to be in the range of $40.0 million to $50.0 million recorded as a component of operating expenses in its consolidated statement of operations for the year ended December 31, 2006.
In May, 2005, the FASB issued Statement No. 154 Accounting Changes and Error Corrections (“Statement 154”). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Statement 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt Statement 154 on January 1, 2006 and anticipates adoption will not materially impact its financial position or results of operations.
In June 2005, the EITF issued EITF 05-6, Determining the Amortization Period of Leasehold Improvements (“EITF 05-6”). EITF 05-6 requires that assets recognized under capital leases generally be amortized in a manner consistent with the lessee’s normal depreciation policy except that the amortization period is limited to the lease term (which includes renewal periods that are reasonably assured). EITF 05-6 also addresses the determination of the amortization period for leasehold improvements that are purchased subsequent to the inception of the lease. Leasehold improvements acquired in a business combination or purchased subsequent to the inception of the lease should be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. The Company adopted EITF 05-6 on July 1, 2005 which did not materially impact its financial position or results of operations.

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
In November, the FASB staff issued FASB Staff Position FAS 115-1 (“FAS 115-1”). FAS 115-1 replaces the impairment evaluation guidance (paragraphs 10-18) of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”), with references to the existing other-than-temporary impairment guidance. EITF 03-1 disclosure requirements remain in effect, and are applicable for year-end reporting and for interim periods if there are significant changes from the previous year-end. FAS 115-1 also supersedes EITF Topic No. D-44, Recognition of Other Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value, and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell an impaired security has not been made. The guidance in FAS 115-1 is to be applied to reporting periods beginning after December 15, 2005. The Company will adopt FAS 115-1 January 1, 2006 and anticipates adoption will not materially impact its financial position or results of operations.
Stock Based Compensation
The Company accounts for its stock-based award plans in accordance with APB 25, and related interpretations, under which compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price. Note L provides the assumptions used to calculate the pro forma net income (loss) and pro forma earnings (loss) per share disclosures as if the stock-based awards had been accounted for using the provisions of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The required pro forma disclosures are as follows:

(In thousands, except per share data)	2005	2004	2003
Income before discontinued operations and cumulative effect of a change in accounting principle:
Reported	$635,145	$796,792	$1,030,896
Pro forma stock compensation expense, net of tax	(25,678)	(65,219)	(37,289)

Pro Forma	$609,467	$731,573	$993,607

Income from discontinued operations, net:
Reported	$300,517	$49,007	$114,695
Pro forma stock compensation expense, net of tax	6,713	(11,367)	(6,499)

Pro Forma	$307,230	$37,640	$108,196

Income before discontinued operations and cumulative effect of a change in accounting principle per common share:
Basic:
Reported	$1.16	$1.34	$1.68

Pro Forma	$1.12	$1.23	$1.62

Diluted:
Reported	$1.16	$1.33	$1.67

Pro Forma	$1.11	$1.22	$1.61

Discontinued operations, net per common share:
Basic:
Reported	$.55	$.08	$.18

Pro Forma	$.56	$.06	$.18

Diluted:
Reported	$.55	$.08	$.18

Pro Forma	$.56	$.06	$.17

All options granted after February 19, 2004 contain a retirement provision which allows for continued vesting upon retirement. It is the Company’s policy to recognize the fair value of such grants over the vesting period, and any remaining unrecognized compensation cost is recognized when an employee actually retires. In accordance with Statement 123(R), the fair value of such grants is to be recognized over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn part or all of the award. If the Company had been accounting for its stock options in accordance with the provisions of Statement 123(R), it would have reported an additional $1.4 million and $-0- of pro forma stock compensation expense, net of tax, for the years ended December 31, 2005 and 2004, respectively.
NOTE B — STRATEGIC REALIGNMENT
Initial Public Offering (“IPO”) of Clear Channel Outdoor Holdings, Inc. (“CCO”)
The Company completed the IPO on November 11, 2005, which consisted of the sale of 35.0 million shares, for $18.00 per share, of Class A common stock of CCO, its indirect, wholly owned subsidiary prior to the IPO. After completion of the IPO, the Company owns all 315.0 million shares of CCO’s outstanding Class B common stock, representing approximately 90% of the outstanding shares of CCO’s common stock and approximately 99% of the total voting power of CCO’s common stock. The net proceeds from the offering, after deducting underwriting discounts and offering expenses, were approximately $600.6 million. All of the net proceeds of the offering were used to repay a portion of the outstanding balances of intercompany notes owed to the Company by CCO. Under the guidance in SEC Staff Accounting Bulletin Topic 5H, Accounting for Sales of Stock by a Subsidiary, the Company has recorded approximately $120.9 million of minority interest and $479.7 million of additional paid in capital on its consolidated balance sheet at December 31, 2005 as a result of this transaction.
Spin-off of Live Nation
On December 2, 2005, the Company’s Board of Directors approved the spin-off of Live Nation, made up of the Company’s former live entertainment segment and sports representation business. The spin-off closed December 21, 2005 by way of a pro rata dividend to the Company’s shareholders, which reduced shareholders’ equity by $716.7 million. The spin-off consisted of a dividend of .125 share of Live Nation common stock for each share of the Company’s common stock held on December 21, 2005, the date of the distribution. Additionally, Live Nation repaid approximately $220.0 million of intercompany notes owed to the Company by Live Nation. The Company does not own any shares of Live Nation common stock after the spin-off. Operating results of Live Nation are reported in discontinued operations through December 21, 2005. The spin-off resulted in a $2.4 billion capital loss for tax purposes, $890.7 million of which was utilized in 2005 or carried back to offset capital gains incurred in prior years and the remaining $1.5 billion was recorded as a deferred tax asset with an equivalent offsetting valuation allowance at December 31, 2005. The $890.7 million capital loss resulted in a current 2005 income tax benefit of $314.1 million, which is included in income from discontinued operations, net.
In connection with the spin-off, the Company entered a transition services agreement and tax matters agreement with Live Nation. The transition services agreement provides for certain transitional administrative and support services and other assistance. The charges for the transition services are intended to allow the Company to fully recover the allocated direct costs and indirect costs of providing the services. The services will terminate at various times specified in the agreement, generally ranging from three months to one year. The tax matters agreement governs the respective rights, responsibilities and obligations of the Company and Live Nation with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes and preparing and filing combined tax returns for periods ending prior to the spin-off and any additional taxes incurred by the Company attributable to actions, events or transactions relating to Live Nation.
The Company’s Board of Directors determined that the spin-off was in the best interests of its shareholders because: (i) it would enhance both the Company’s success and the success of Live Nation by enabling each company to resolve management and systemic problems that arose by the operation of the businesses within a single affiliated group; (ii) it would improve the competitiveness of the Company’s business by resolving inherent conflicts and the appearance of such conflicts with artists and promoters; (iii) it would simplify and reduce the Company’s and Live Nation’s regulatory burdens and risks; (iv) it would enhance the Company’s ability and the ability of Live Nation to issue equity efficiently and effectively for acquisitions and financings; and (v) it would enhance the efficiency and effectiveness of the Company’s and Live Nation’s equity-based compensation.
The following table summarizes the carrying amount at December 31, 2004 of the Company’s major classes of assets and liabilities distributed in the spin-off of Live Nation:

(In thousands)
Assets

Cash and cash equivalents	$179,137
Accounts receivable, net	156,023
Prepaid expenses	83,546
Other current assets	48,032

Total current assets	$466,738

Land, buildings and improvements	$881,155
Other property, plant and equipment	170,480
Less accumulated depreciation	255,526

Property, plant and equipment, net	$796,109

Definite-lived intangibles, net	$14,839
Goodwill	34,429

Total intangible assets	$49,268

Investments in nonconsolidated affiliates	$27,002
Other long-term assets	28,863

Total non current assets	$55,865

Liabilities

Accounts payable and accrued expenses	$381,872
Deferred income	184,413
Other current liabilities	4,995

Total current liabilities	$571,280

Deferred tax assets(1)	$(88,610)
Long-term debt	20,563
Other long-term liabilities	24,062

Total long-term liabilities	$(43,985)

(1)	The deferred tax assets relate primarily to the difference between the book basis and tax basis of property, plant and equipment. In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, the Company presents a net long-term deferred tax liability on its consolidated balance sheets.
The Company’s consolidated statements of operations have been restated to reflect Live Nation’s results of operations in discontinued operations for all years presented. The following table displays financial information for Live Nation’s discontinued operations for the years ended December 31, 2005, 2004 and 2003:

(In thousands)	2005(1)	2004	2003
Revenue (including sales to other Company segments of $0.7 million, $0.8 million and $3.8 million for the years ended December 31, 2005, 2004, and 2003, respectively.)	$2,858,481	$2,804,347	$2,702,039
Income before income taxes and cumulative effect of a change in accounting principle	$(16,215)	$68,037	$117,546

(1)	Includes the results of operations for Live Nation through December 21, 2005.
Included in income from discontinued operations, net is an income tax benefit of $316.7 million, primarily related to the portion of the capital loss discussed above, which was realized in 2005, and income tax expense of $19.0 million and $2.9 million for the years ended December 31, 2004 and 2003, respectively.

NOTE C — INTANGIBLE ASSETS AND GOODWILL
Definite-lived Intangibles
The Company has definite-lived intangible assets which consist primarily of transit and street furniture contracts and other contractual rights in the outdoor segments, talent and program right contracts in the radio segment, and in the Company’s other segment, representation contracts for non-affiliated television stations, all of which are amortized over the respective lives of the agreements. Other definite-lived intangible assets are amortized over the shorter of either the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at December 31, 2005 and 2004:

(In thousands)	2005		2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Transit, street furniture, and other outdoor contractual rights	$651,455	$408,018	$688,373	$364,939
Talent contracts	202,161	175,553	202,161	155,647
Representation contracts	313,004	133,987	268,283	94,078
Other	135,782	104,054	170,541	99,870

Total	$1,302,402	$821,612	$1,329,358	$714,534

Total amortization expense from continuing operations related to definite-lived intangible assets for the years ended December 31, 2005, 2004 and 2003 was $154.2 million, $133.4 million and $135.2 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets that exist at December 31, 2005:

(In thousands)
2006	$131,819
2007	80,438
2008	47,604
2009	39,664
2010	28,099
As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, amortization expense may vary.
Indefinite-lived Intangibles
The Company’s indefinite-lived intangible assets consist of FCC broadcast licenses and billboard permits. FCC broadcast licenses are granted to both radio and television stations for up to eight years under the Telecommunications Act of 1996. The Act requires the FCC to renew a broadcast license if: it finds that the station has served the public interest, convenience and necessity; there have been no serious violations of either the Communications Act of 1934 or the FCC’s rules and regulations by the licensee; and there have been no other serious violations which taken together constitute a pattern of abuse. The licenses may be renewed indefinitely at little or no cost. The Company does not believe that the technology of wireless broadcasting will be replaced in the foreseeable future. The Company’s billboard permits are issued in perpetuity by state and local governments and are transferable or renewable at little or no cost. Permits typically include the location for which the permit allows the Company the right to operate an advertising structure. The Company’s permits are located on either owned or leased land. In cases where the Company’s permits are located on leased land, the leases are typically from 10 to 20 years and renew indefinitely, with rental payments generally escalating at an inflation based index. If the Company loses its lease, the Company will typically obtain permission to relocate the permit or bank it with the municipality for future use. The Company does not amortize its FCC broadcast licenses or billboard permits. The Company tests these indefinite-lived intangible assets for impairment at least annually .

The SEC staff issued D-108 at the September 2004 meeting of the EITF. D-108 states that the residual method should no longer be used to value intangible assets other than goodwill. Rather, D-108 requires that a direct method be used to value intangible assets other than goodwill. Prior to adoption of D-108, the Company recorded its acquisition at fair value using an industry accepted income approach. The value calculated using the income approach was allocated to the indefinite-lived intangibles after deducting the value of tangible and intangible assets, as well as estimated costs of establishing a business at the market level. The Company used a similar approach in its annual impairment test prior to its adoption of D-108.
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
Under the direct method, the Company continues to aggregate its indefinite-lived intangible assets at the market level for purposes of impairment testing as prescribed by EITF 02-07, Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets. The Company’s key assumptions using the direct method are market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up capital costs and losses incurred during the build-up period, the risk-adjusted discount rate and terminal values. This data is populated using industry normalized information representing an average station within a market.
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
Goodwill
The Company tests goodwill for impairment using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the years ended December 31, 2005 and 2004:

		Americas	International
(In thousands)	Radio	Outdoor	Outdoor	Other	Total
Balance as of December 31, 2003	$6,419,191	$355,354	$355,461	$28,742	$7,158,748
Acquisitions	8,201	53,718	3,066	458	65,443
Foreign currency	—	—	29,401	—	29,401
Adjustments	(58,210)	(11,007)	1,701	(61)	(67,577)

Balance as of December 31, 2004	6,369,182	398,065	389,629	29,139	7,186,015
Acquisitions	7,497	1,896	4,407	2,957	16,757
Foreign currency	—	—	(50,232)	—	(50,232)
Adjustments	(55,285)	6,003	(193)	8,883	(40,592)

Balance as of December 31, 2005	$6,321,394	$405,964	$343,611	$40,979	$7,111,948

NOTE D — BUSINESS ACQUISITIONS
2005 Acquisitions
During 2005 the Company acquired radio stations for $12.5 million in cash. The Company also acquired Americas outdoor display faces for $113.2 million in cash. The Company’s international outdoor segment acquired display faces for $17.1 million and increased its investment to a controlling majority interest in Clear Media Limited for $8.9 million. Clear Media is a Chinese outdoor advertising company and as a result of consolidating its operations during the third quarter of 2005, the acquisition resulted in an increase in the Company’s cash of $39.7 million. Also, the Company’s national representation business acquired new contracts for a total of $47.7 million and the Company’s television business acquired a television station for $5.5 million.
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
In addition to the above, during 2004 the Company acquired radio stations for $59.4 million in cash and $38.9 million in restricted cash. The Company also acquired outdoor display faces for $60.9 million in cash and acquired equity interest in international outdoor companies for $2.5 million in cash. Also, the Company acquired two television stations for $10.0 million in cash and $8.7 million in restricted cash and our national representation business acquired new contracts for a total of $32.4 million in cash during the year ended December 31, 2004. Finally, the Company exchanged outdoor advertising assets, valued at $23.7 million for other outdoor advertising assets valued at $32.3 million. As a result of this exchange, the Company recorded a gain of $8.6 million in “Gain on disposition of assets – net”.
2003 Acquisitions:
During 2003 the Company acquired radio stations for $45.9 million in cash. The Company also acquired Americas outdoor display faces for $28.3 million in cash. The Company acquired outdoor investments in nonconsolidated affiliates for $10.7 million in cash and acquired an additional 10% interest in a subsidiary for $5.1 million in cash. Also, the Company’s national representation business acquired new contracts for a total of $42.6 million, of which $12.6 million was paid in cash during the year ended December 31, 2003 and $30.0 million was recorded as a liability at December 31, 2003.
Acquisition Summary
The following is a summary of the assets and liabilities acquired and the consideration given for all acquisitions made during 2005 and 2004:

(In thousands)	2005	2004
Property, plant and equipment	$157,082	$24,031
Accounts receivable	30,301	—
Definite lived intangibles	70,182	30,384
Indefinite-lived intangible assets	9,402	131,537
Goodwill	16,365	58,650
Investments	805	2,512
Other assets	49,651	3,732

	333,788	250,846

(In thousands)	2005	2004
Other liabilities	(63,594)	(4,270)
Minority interests	(101,133)	—
Deferred tax	(3,826)	(2,355)
Common stock issued	—	(31,498)

	(168,553)	(38,123)

Total cash consideration	165,235	212,723
Less: Restricted cash used	—	47,564

Cash paid for acquisitions	$165,235	$165,159

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
Restructuring
The Company has restructuring liabilities related to its 2000 acquisition of AMFM Inc. (“AMFM”), and the 2002 acquisition of The Ackerley Group, Inc. (“Ackerley”). The balance at December 31, 2005 was $6.7 million comprised of $0.7 million of severance costs and $6.0 million of lease termination costs. During 2005, $0.4 million was paid and charged to the restructuring reserve related to severance.
In addition to the AMFM and Ackerley restructurings, the Company restructured its outdoor operations in France in the third quarter of 2005. As a result, the Company recorded $26.6 million in restructuring costs as a component of selling general and administrative expenses. Of the $26.6 million $22.5 million was related to severance costs and $4.1 million was related to other costs. During 2005, $5.6 million of related costs were paid and charged to the restructuring accrual. As of December 31, 2005, the accrual balance was $21.0 million.
NOTE E – INVESTMENTS
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

Summarized Financial Information
The following table summarizes the Company’s investments in these nonconsolidated affiliates:

			Clear	All
(In thousands)	ARN	ACIR	Media	Others	Total
At December 31, 2004	$136,035	$57,064	$73,234	$102,036	$368,369
Acquisition (disposition) of investments	—	—	—	804	804
Reclassifications	—	—	(84,912)	—	(84,912)
Additional investment, net	(14,391)	—	8,921	(935)	(6,405)
Equity in net earnings (loss)	23,794	4,700	2,757	7,087	38,338
Foreign currency transaction adjustment	5,375	—	—	—	5,375
Foreign currency translation adjustment	(12,557)	911	—	(9,700)	(21,346)

At December 31, 2005	$138,256	$62,675	$—	$99,292	$300,223

In July, 2005, the Company increased its investment in Clear Media, a Chinese company that operates street furniture displays throughout China, to a controlling majority ownership interest. As a result, the Company began consolidating the results of Clear Media in the third quarter of 2005. The Company had been accounting for Clear Media as an equity investment prior to July 2005. The net assets of Clear Media represent less than 2% of the Company’s consolidated net assets at December 31, 2005. With the exception of Clear Media, the investments in the table above are not consolidated, but are accounted for under the equity method of accounting, whereby the Company records its investments in these entities in the balance sheet as “Investments in, and advances to, nonconsolidated affiliates.” The Company’s interests in their operations are recorded in the statement of operations as “Equity in earnings of nonconsolidated affiliates”. There was no other income derived from transactions with nonconsolidated affiliates during 2005. Other income derived from transactions with nonconsolidated affiliates consists of interest income of $3.4 million in 2004 and $6.0 million in 2003, and are recorded in the statement of operations as “Equity in earnings of nonconsolidated affiliates.” Accumulated undistributed earnings included in retained deficit for these investments were $90.1 million, $67.4 million and $51.8 million for December 31, 2005, 2004 and 2003, respectively.
Other Investments
Other investments of $324.6 million and $387.6 million at December 31, 2005 and 2004, respectively, include marketable equity securities classified as follows:

(In thousands)	Fair	Unrealized
Investments	Value	Gains	(Losses)	Net	Cost
2005
Available-for sale	$251,904	$216,170	$—	$216,170	$35,734
Trading	54,486	47,228	—	47,228	7,258
Other cost investments	18,191	—	—	—	18,191

Total	$324,581	$263,398	$—	$263,398	$61,183

(In thousands)	Fair	Unrealized
Investments	Value	Gains	(Losses)	Net	Cost
2004
Available-for-sale	$330,117	$294,383	$—	$294,383	$35,734
Trading	36,994	29,736	—	29,736	7,258
Other cost investments	20,478	—	—	—	20,478

Total	$387,589	$324,119	$—	$324,119	$63,470

A certain amount of the Company’s available-for-sale and trading securities secure its obligations under forward exchange contracts discussed in Note H.

Accumulated net unrealized gain (loss) on available-for-sale securities, net of tax, of $136.6 million and $185.1 million were recorded in shareholders’ equity in “Accumulated other comprehensive income” at December 31, 2005 and 2004, respectively. The net unrealized gain (loss) on trading securities of $17.5 million and $15.2 million for the years ended December 31, 2005 and 2004, respectively, is recorded on the statement of operations in “Gain (loss) on marketable securities”. Other cost investments include various investments in companies for which there is no readily determinable market value.
During 2003 an unrealized gain of $657.3 million was recorded on the statement of operations in “Gain (loss) on marketable securities” related to the exchange of the Company’s HBC investment, which had been accounted for as an equity method investment, for Univision Communications Inc. shares, which were recorded as an available-for-sale cost investment. On September 22, 2003, Univision completed its acquisition of HBC in a stock-for-stock merger. As a result, the Company received shares of Univision, which were recorded on the balance sheet at the date of the merger at their fair value. In addition, on September 23, 2003, the Company sold a portion of its Univision investment for $281.7 million, which resulted in a realized pre-tax book loss of $6.4 million. Also, during 2003, the Company recorded an impairment charge on a radio technology investment for $7.0 million due to a decline in its market value that was considered to be other-than-temporary.
During 2004, the Company sold its remaining investment in Univision Corporation for $599.4 million in net proceeds. As a result, it recorded a gain of $47.0 million in “Gain (loss) on marketable securities”.
NOTE F — ASSET RETIREMENT OBLIGATION
The Company has an asset retirement obligation of $49.8 million as of December 31, 2005 which is reported in “Other long-term liabilities”. The liability relates to the Company’s obligation to dismantle and remove its outdoor advertising displays from leased land and to reclaim the site to its original condition upon the termination or non-renewal of a lease. The liability is capitalized as part of the related long-lived assets’ carrying value. Due to the high rate of lease renewals over a long period of time, the calculation assumes that all related assets will be removed at some period over the next 50 years. An estimate of third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site. The interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk adjusted credit rate for the same period. During 2004, the Company increased its liability due to a change in estimate associated with the remediation costs used in the calculation. This change was recorded as an addition to the liability and the related assets’ carrying value.
The following table presents the activity related to the Company’s asset retirement obligation:

(In thousands)	2005	2004
Balance at January 1	$49,216	$24,000
Adjustment due to change in estimate of related costs	(1,344)	26,850
Accretion of liability	3,616	1,800
Liabilities settled	(1,681)	(3,434)

Balance at December 31	$49,807	$49,216

NOTE G — LONG—TERM DEBT
Long-term debt at December 31, 2005 and 2004 consisted of the following:

	December 31,
(In thousands)	2005	2004
Bank credit facilities	$292,410	$350,486
Senior Notes:
6.5% Notes (denominated in Euro) Due 2005	—	264,755
6.0% Senior Notes Due 2006	750,000	750,000
3.125% Senior Notes Due 2007	250,000	250,000
4.625% Senior Notes Due 2008	500,000	500,000
6.625% Senior Notes Due 2008	125,000	125,000
4.25% Senior Notes Due 2009	500,000	500,000
7.65% Senior Notes Due 2010	750,000	750,000
4.5% Senior Notes Due 2010	250,000	250,000
4.4% Senior Notes Due 2011	250,000	250,000
5.0% Senior Notes Due 2012	300,000	300,000
5.75% Senior Notes Due 2013	500,000	500,000
5.5% Senior Notes Due 2014	750,000	750,000
4.9% Senior Notes Due 2015	250,000	250,000
5.5% Senior Notes Due 2016	250,000	250,000
6.875% Senior Debentures Due 2018	175,000	175,000
7.25% Debentures Due 2027	300,000	300,000
Original issue (discount) premium	(15,767)	(10,255)
Fair value adjustments related to interest rate swaps	(29,049)	6,524
Subsidiary level notes	681,843	685,067
Other long-term debt	217,111	157,699

	7,046,548	7,354,276
Less: current portion	891,185	412,280

Total long-term debt	$6,155,363	$6,941,996

Bank Credit Facility
The Company has a five-year, multi-currency revolving credit facility in the amount of $1.75 billion. The interest rate is based upon a prime, LIBOR, or Federal Funds rate selected at the Company’s discretion, plus a margin. The multi-currency revolving credit facility can be used for general working capital purposes including commercial paper support as well as to fund capital expenditures, share repurchases, acquisitions and the refinancing of public debt securities.
At December 31, 2005, the outstanding balance on the $1.75 billion credit facility was $292.4 million and, taking into account letters of credit of $167.9 million, $1.3 billion was available for future borrowings, with the entire balance to be repaid on July 12, 2009. At December 31, 2005, interest rates on this bank credit facility varied from 4.8% to 7.0%.
Senior Notes
On July 7, 2005, the Company’s 6.5% Eurobonds matured, which the Company redeemed for €195.6 million plus accrued interest through borrowings under its credit facility.

All fees and initial offering discounts are being amortized as interest expense over the life of the respective notes. The aggregate face value and market value of the senior notes was approximately $5.9 billion and $5.8 billion, respectively, at December 31, 2005. The aggregate face value and market value of the senior notes was approximately $6.2 billion and $6.4 billion, respectively, at December 31, 2004.
Interest Rate Swaps: The Company entered into interest rate swap agreements on the 3.125% senior notes due 2007, the 4.25% senior notes due 2009, the 4.4% senior notes due 2011 and the 5.0% senior notes due 2012 whereby the Company pays interest at a floating rate and receives the fixed rate coupon. The fair value of the Company’s swaps was a liability of $29.0 million and an asset of $6.5 million at December 31, 2005 and 2004, respectively.
Subsidiary Level Notes
AMFM Operating Inc.’s long-term bonds, of which are all 8% senior notes due 2008, include a purchase accounting premium of $10.5 million and $13.8 million at December 31, 2005 and 2004, respectively. The fair value of the notes was $715.2 million and $755.4 million at December 31, 2005 and 2004, respectively.
Other Borrowings
Other debt includes various borrowings and capital leases utilized for general operating purposes. Included in the $217.1 million balance at December 31, 2005, is $141.2 million that matures in less than one year.
Debt Covenants
The Company’s significant covenants on its $1.75 billion five-year, multi-currency revolving credit facility relate to leverage and interest coverage contained and defined in the credit facility. The leverage ratio covenant requires the Company to maintain a ratio of consolidated funded indebtedness to operating cash flow (as defined by the credit facility) of less than 5.25x. The interest coverage covenant requires the Company to maintain a minimum ratio of operating cash flow (as defined by the credit facility) to interest expense of 2.50x. In the event that the Company does not meet these covenants, it is considered to be in default on the credit facility at which time the credit facility may become immediately due. At December 31 2005, the Company’s leverage and interest coverage ratios were 3.4x and 4.9x, respectively. This credit facility contains a cross default provision that would be triggered if the Company were to default on any other indebtedness greater than $200.0 million.
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
At December 31, 2005, the Company was in compliance with all debt covenants.

Future maturities of long-term debt at December 31, 2005 are as follows:

(In thousands)
2006	$891,185
2007	251,001
2008	1,334,750
2009	832,665
2010	998,155
Thereafter	2,738,792

Total	$7,046,548

NOTE H — FINANCIAL INSTRUMENTS
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
Interest Rate Swaps
The Company has $1.3 billion of interest rate swaps that are designated as fair value hedges of the underlying fixed-rate debt obligations. The terms of the underlying debt and the interest rate swap agreements coincide; therefore the hedge qualifies for the short-cut method defined in Statement 133. Accordingly, no net gains or losses were recorded on the statement of operations related to the Company’s underlying debt and interest rate swap agreements. On December 31, 2005, the fair value of the interest rate swap agreements was recorded on the balance sheet as “Other long-term liabilities” with the offset recorded in “Long-term debt” of approximately $29.0 million. On December 31, 2004, the fair value of the interest rate swap agreements was recorded on the balance sheet as “Other assets” with the offset recorded in “Long-term debt” of approximately $6.5 million. Accordingly, an adjustment was made to the swaps and carrying value of the underlying debt on December 31, 2005 and 2004 to reflect the increase in fair value.
Secured Forward Exchange Contracts
On June 5, 2003, Clear Channel Investments, Inc. (“CCI, Inc.”), a wholly owned subsidiary of the Company, entered into a five-year secured forward exchange contract (the “contract”) with respect to 8.3 million shares of its investment in XM Satellite Radio Holdings, Inc. (“XMSR”). Under the terms of the contract, the counterparty paid $83.5 million at inception of the contract, which the Company classified in “Other long-term liabilities”. The contract has a maturity value of $98.8 million, with an effective interest rate of 3.4%, which the Company will accrete over the life of the contract using the effective interest method. CCI, Inc. continues to hold the 8.3 million shares and retains ownership of the XMSR shares during the term of the contract.
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
The collar meets the requirements of Statement 133 Implementation Issue G20, Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge. Under this guidance, complete hedging effectiveness is assumed and the entire change in fair value of the collar is recorded in other comprehensive income (loss). Annual assessments are required to ensure that the critical terms of the contract have not changed. As of December 31, 2005 and 2004, the fair value of the collar was a liability recorded in “Other long-term obligations” of $116.8 million and $208.1 million, respectively, and the amount recorded in other comprehensive income (loss), net of tax, related to the change in fair value of the collar for the year ended December 31, 2005 and 2004 was a $56.6 million gain and $65.8 million loss, respectively.
In 2001, CCI, Inc. entered into two ten-year secured forward exchange contracts that monetized 2.9 million shares of its investment in American Tower Corporation (“AMT”). The AMT contracts had a value of $11.7 million and $29.9 million at December 31, 2005 and December 31, 2004, respectively, recorded in “Other assets”. These contracts are not designated as a hedge of the Company’s cash flow exposure of the forecasted sale of the AMT shares. During the years ended December 31, 2005, 2004 and 2003, the Company recognized losses of $18.2 million and $17.4 million and $17.1 million, respectively, in “Gain (loss) on marketable securities” related to the change in the fair value of these contracts. To offset the change in the fair value of these contracts, the Company has recorded AMT shares as trading securities. During the years ended December 31, 2005, 2004 and 2003, the Company recognized income of $17.5 million, $15.2 million and $13.8 million, respectively, in “Gain (loss) on marketable securities” related to the change in the fair value of the shares.
Foreign Currency Rate Management
As a result of the Company’s foreign operations, the Company is exposed to foreign currency exchange risks related to its investment in net assets in foreign countries. To manage this risk, the Company holds two United States dollar — Euro cross currency swaps with an aggregate Euro notional amount of €706.0 million and a corresponding aggregate U.S. dollar notional amount of $877.7 million. These cross currency swaps had a value of $2.9 million at December 31, 2005, which was recorded in “Other long-term obligations”.
The cross currency swaps require the Company to make fixed cash payments on the Euro notional amount while it receives fixed cash payments on the equivalent U.S. dollar notional amount, all on a semiannual basis. The Company has designated the cross currency swaps as a hedge of its net investment in Euro denominated assets. The Company selected the forward method under the guidance of the Derivatives Implementation Group Statement 133 Implementation Issue H8, Foreign Currency Hedges: Measuring the Amount of Ineffectiveness in a Net Investment Hedge. The forward method requires all changes in the fair value of the cross currency swaps and the semiannual cash payments to be reported as a cumulative translation adjustment in other comprehensive income (loss) in the same manner as the underlying hedged net assets. As of December 31, 2005, a $0.7 million loss, net of tax, was recorded as a cumulative translation adjustment to “Other comprehensive income (loss)” related to the cross currency swaps.
Prior to the Company entering into the cross currency swaps, it held 6.5% Eurobonds to hedge a portion of the effect of movements in currency exchange rate on its net assets in foreign countries. On February 25, 2004, the Company redeemed the majority of its Eurobonds. The remaining amount of foreign denominated debt matured on July 7, 2005.
NOTE I — COMMITMENTS AND CONTINGENCIES
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
The Company has minimum franchise payments associated with non-cancelable contracts that enable it to display advertising on such media as buses, taxis, trains, bus shelters and terminals, as well as other similar type surfaces. The majority of these contracts contain rent provisions that are calculated as the greater of a percentage of the relevant advertising revenue or a specified guaranteed minimum annual payment. The Company has various contracts in its radio broadcasting operations related to program rights and music license fees. In addition, the Company has commitments relating to required purchases of property, plant, and equipment under certain street furniture contracts, as well as construction commitments for facilities.

As of December 31, 2005, the Company’s future minimum rental commitments under non-cancelable operating lease agreements with terms in excess of one year, minimum payments under non-cancelable contracts in excess of one year, and capital expenditure commitments consist of the following:

	Non-Cancelable	Non-Cancelable	Capital
(In thousands)	Operating Leases	Contracts	Expenditures
2006	$305,578	$604,631	$72,015
2007	253,400	410,073	44,578
2008	217,813	354,664	16,802
2009	197,683	262,236	9,233
2010	197,203	181,855	11,398
Thereafter	880,678	703,947	8,026

Total	$2,052,355	$2,517,406	$162,052

Rent expense charged to continuing operations for 2005, 2004 and 2003 was $986.5 million, $925.6 million and $814.7 million, respectively.
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
Various acquisition agreements include deferred consideration payments including future contingent payments based on the financial performance of the acquired companies, generally over a one to five year period. Contingent payments involving the financial performance of the acquired companies are typically based on the acquired company meeting certain EBITDA targets as defined in the agreement. The contingent payment amounts are generally calculated based on predetermined multiples of the achieved EBITDA not to exceed a predetermined maximum payment. At December 31, 2005, the Company believes its maximum aggregate contingency, which is subject to the financial performance of the acquired companies, is approximately $26.3 million. In addition, certain acquisition agreements include deferred consideration payments based on performance requirements by the seller, generally over a one to five year period. Contingent payments based on performance requirements by the seller typically involve the completion of a development or obtaining appropriate permits that enable the Company to construct additional advertising displays. At December 31, 2005, the Company believes its maximum aggregate contingency, which is subject to performance requirements by the seller, is approximately $36.4 million. As the contingencies have not been met or resolved as of December 31, 2005, these amounts are not recorded. If future payments are made, amounts will be recorded as additional purchase price.
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

NOTE J — GUARANTEES
Within the Company’s $1.75 billion credit facility, there exists a $150.0 million sub-limit available to certain of the Company’s international subsidiaries. This $150.0 million sub-limit allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provides funds to the Company’s international operations for certain working capital needs. Subsidiary borrowings under this sub-limit are guaranteed by the Company. At December 31, 2005, this portion of the $1.75 billion credit facility’s outstanding balance was $15.0 million, which is recorded in “Long-term debt” on the Company’s financial statements.
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
The Company currently has guarantees that provide protection to its international subsidiary’s banking institutions related to overdraft lines up to approximately $39.0 million. The Company also provides a guarantee related to credit card charge backs of approximately $25.8 million for a third party. As of December 31, 2005, no amounts were outstanding under these agreements.
As of December 31, 2005, the Company has outstanding commercial standby letters of credit and surety bonds of $169.7 million and $40.1 million, respectively. These letters of credit and surety bonds relate to various operational matters including insurance, bid, and performance bonds as well as other items. These letters of credit reduce the borrowing availability on the Company’s bank credit facilities, and are included in the Company’s calculation of its leverage ratio covenant under the bank credit facilities. The surety bonds are not considered as borrowings under the Company’s bank credit facilities.
NOTE K — INCOME TAXES
Significant components of the provision for income tax expense (benefit) are as follows:

(In thousands)	2005	2004	2003
Current — federal	$(11,636)	$310,596	$268,769
Current — foreign	56,879	34,895	22,734
Current — state	(1,730)	22,188	29,019

Total current	43,513	367,679	320,522
Deferred — federal	397,942	138,180	445,894
Deferred — foreign	(35,040)	(18,339)	(27,714)
Deferred — state	19,921	11,844	38,219

Total deferred	382,823	131,685	456,399

Income tax expense (benefit)	$426,336	$499,364	$776,921

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2005 and 2004 are as follows:

(In thousands)	2005	2004
Deferred tax liabilities:
Intangibles and fixed assets	$527,706	$331,495
Unrealized gain in marketable securities	32,882	37,215
Foreign	3,917	37,185
Equity in earnings	15,365	14,992
Investments	1,683	3,302
Other	12,984	13,258

Total deferred tax liabilities	594,537	437,447

Deferred tax assets:
Accrued expenses	25,439	24,359
Long-term debt	10,318	69,360
Net operating loss/Capital loss carryforwards	575,858	5,578
Bad debt reserves	11,110	12,811
Deferred income	6,111	10,564
Other	39,746	26,512

Total gross deferred tax assets	668,582	149,184
Valuation allowance	571,154	—

Total deferred tax assets	97,428	149,184

Net deferred tax liabilities	$497,109	$288,263

Included in the Company’s net deferred tax liabilities are $31.1 million and $36.2 million of current net deferred tax assets for 2005 and 2004, respectively. The Company presents these assets in “Other current assets” on its consolidated balance sheets. The remaining $528.3 million and $324.5 million of net deferred tax liabilities for 2005 and 2004, respectively, are presented in “Deferred tax liabilities” on the consolidated balance sheets.
The deferred tax liability related to intangibles and fixed assets primarily relates to the difference in book and tax basis of acquired FCC licenses and tax deductible goodwill created from the Company’s various stock acquisitions. As discussed in Note C, in 2004 the Company adopted D-108, which resulted in the Company recording a non-cash charge of approximately $4.9 billion, net of deferred tax of $3.0 billion, related to its FCC licenses and permits. In accordance with Statement No. 142, the Company no longer amortizes FCC licenses and permits. Thus, a deferred tax benefit for the difference between book and tax amortization for the Company’s FCC licenses, permits and tax-deductible goodwill is no longer recognized, as these assets are no longer amortized for book purposes. As a result, this deferred tax liability will not reverse over time unless the Company recognizes future impairment charges related to its FCC licenses, permits and tax deductible goodwill or sells its FCC licenses or permits. As the Company continues to amortize its tax basis in its FCC licenses, permits and tax deductible goodwill, the deferred tax liability will increase over time.
During 2005, the Company recognized a capital loss of approximately $2.4 billion as a result of the spin-off of Live Nation. Of the $2.4 billion capital loss, approximately $890.7 million will be used to offset capital gains recognized in 2002, 2003, 2004 and 2005. The remaining $1.5 billion capital loss will be carried forward to offset future capital gains for the next five years. The Company has recorded an after tax valuation allowance of $571.2 million related to the capital loss carryforward due to the uncertainty of the ability to utilize the carryforward prior to its expiration.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense (benefit) is:

	2005		2004		2003
(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Income tax expense (benefit) at statutory rates	$377,765	35%	$456,315	35%	$634,103	35%
State income taxes, net of federal tax benefit	18,191	2%	34,032	3%	67,699	4%
Foreign taxes	6,624	1%	11,379	1%	5,513	0%
Nondeductible items	2,337	0%	5,173	0%	7,023	0%
Changes in valuation allowance and other estimates	19,673	2%	(3,890)	(1%)	61,201	4%

Other, net	1,746	0%	(3,645)	0%	1,382	0%

	$426,336	40%	$499,364	38%	$776,921	43%

During 2005, the Company utilized approximately $3.7 million of net operating loss carryforwards, the majority of which were generated by certain acquired companies prior to their acquisition by the Company. The utilization of the net operating loss carryforwards reduced current taxes payable and current tax expense as of and for the year ended December 31, 2005. As stated above the Company recognized a capital loss of approximately $2.4 billion during 2005. Approximately $890.7 million of the capital loss will be utilized in 2005 and carried back to earlier years resulting in a $314.1 million current tax benefit that was recorded as a component of discontinued operations. The Company has approximately $1.5 billion in capital loss carryforwards, which are recorded as a deferred tax asset on the Company’s balance sheet at its effective tax rate, for which a 100% valuation allowance has been recorded. If the Company is able to utilize the capital loss carryforward in future years, the valuation allowance will be released and be recorded as a current tax benefit in the year the losses are utilized.
In addition, during 2005, current tax expense was reduced by approximately $210.5 million from foreign exchange losses as a result of the Company’s restructuring its international businesses consistent with the strategic realignment, a foreign exchange loss for tax purposes on the redemption of the Company’s Euro denominated bonds and tax deductions taken on an amended tax return filing for a previous year. The Company’s deferred tax expense increased as a result of these items.
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
The remaining federal net operating loss carryforwards of $12.4 million expire in various amounts from 2006 to 2021.

NOTE L – SHAREHOLDERS’ EQUITY
Dividends
The Company’s Board of Directors declared quarterly cash dividends as follows.
(In millions, except per share data)

	Amount
	per
Declaration	Common			Total
Date	Share	Record Date	Payment Date	Payment
2005:
February 16, 2005	0.125	March 31, 2005	April 15, 2005	$68.9
April 26, 2005	0.1875	June 30, 2005	July 15, 2005	101.7
July 27, 2005	0.1875	September 30, 2005	October 15, 2005	101.8
October 26, 2005	0.1875	December 31, 2005	January 15, 2006	100.9

2004:
February 19, 2004	$0.10	March 31, 2004	April 15, 2004	$61.7
April 28, 2004	0.10	June 30, 2004	July 15, 2004	60.2
July 21, 2004	0.125	September 30, 2004	October 15, 2004	72.5
October 20, 2004	0.125	December 31, 2004	January 15, 2005	70.9
Stock Options
The Company has granted options to purchase its common stock to employees and directors of the Company and its affiliates under various stock option plans at no less than the fair market value of the underlying stock on the date of grant. These options are granted for a term not exceeding ten years and are forfeited in the event the employee or director terminates his or her employment or relationship with the Company or one of its affiliates. All option plans contain anti-dilutive provisions that permit an adjustment of the number of shares of the Company’s common stock represented by each option for any change in capitalization.
The following table presents a summary of the Company’s stock options outstanding at and stock option activity during the years ended December 31, 2005, 2004 and 2003 (“Price” reflects the weighted average exercise price per share):
(In thousands, except per share data)

	2005		2004		2003
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of year	41,925	$44.98	43,094	$44.64	42,943	$44.57
Granted	7,274	31.12	4,706	44.27	4,955	36.75
Exercised (1)	(1,055)	20.84	(1,470)	16.85	(2,477)	18.96
Forfeited (2)	(5,650)	45.07	(1,243)	48.12	(1,387)	50.07
Expired	(1,407)	50.35	(3,162)	55.09	(940)	61.29
Adjustment (3)	1,609	NA	—	—	—	—

Outstanding, end of year	42,696	$41.34	41,925	$44.98	43,094	$44.64

Exercisable, end of year	29,610		28,777		27,267
Weighted average fair value per option granted	$8.01		$15.09		$17.29

(1)	The Company received an income tax benefit of $.6 million, $2.9 million and $20.6 million relating to the options exercised during 2005, 2004 and 2003, respectively. Such benefits are recorded as adjustments to “Additional paid-in capital” in the statement of shareholders’ equity.

(2)	Included in the 5.7 million options forfeited during 2005 were 3.6 million options held by employees of CCO and 0.8 million options that were held by employees of Live Nation. All of the Company’s options held by employees of CCO were converted into 6.3 million options to purchase shares of CCO at the closing of the IPO. All unvested options held by the employees of Live Nation were cancelled upon the spin-off. There is an additional 1.1 million vested options held by employees of Live Nation at December 31, 2005. If left unexercised, 0.8 million of these options will expire during the first quarter of 2006 and the remaining 0.3 million will expire during the second quarter of 2006.

(3)	All options that remained outstanding after the spin-off of Live Nation were adjusted pursuant to the recapitalization terms of the option plans. This adjustment was determined using the intrinsic value method.
There were 32.8 million shares available for future grants under the various option plans at December 31, 2005. Vesting dates range from February 1996 to December 2010, and expiration dates range from January 2006 to December 2015 at exercise prices and average contractual lives as follows:
(In thousands of shares)

				Weighted
				Average	Weighted		Weighted
			Outstanding	Remaining	Average	Exercisable	Average
			as of	Contractual	Exercise	as of	Exercise
Range of Exercise Prices			12/31/05	Life	Price	12/31/05	Price
$. 01	—	$10.00	691	3.7	$5.90	691	$5.90
10.01	—	20.00	788	.6	14.64	788	14.64
20.01	—	30.00	3,596	2.4	25.64	3,466	25.60
30.01	—	40.00	11,082	6.5	32.56	2,107	32.87
40.01	—	50.00	19,726	3.2	44.98	17,531	45.08
50.01	—	60.00	4,142	3.7	55.37	2,356	55.29
60.01	—	70.00	2,066	2.1	64.49	2,066	64.49
70.01	—	80.00	554	4.1	76.39	554	76.39
80.01	—	91.35	51	1.2	85.99	51	85.99
			42,696	4.0	$41.34	29,610	$43.03
The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for 2005, 2004 and 2003:

	2005	2004	2003
Risk-free interest rate	3.76% – 4.44%	2.21% – 4.51%	2.91% – 4.03%
Dividend yield	1.46% – 2.36%	.90% – 1.65%	0% – 1.01%
Volatility factors	25%	42% – 50%	43% – 47%
Expected life	5 – 7.5	3 – 7.5	5 – 7.5
In addition to the options listed above, 3.6 million options to purchase the Company’s common stock were converted at the close of the CCO IPO on November 11, 2005 into 6.3 million options to purchase Class A shares of CCO’s common stock. CCO granted an additional 2.3 million options subsequent to the IPO. After forfeitures, there were 8.5 million options to purchase Class A shares of CCO outstanding at December 31, 2005. There were 33.3 million shares available for future grants under CCO’s options plan at December 31, 2005. Vesting dates range from February 2004 to November 2010, and expiration dates range from February 2006 to December 2015 at exercise prices and average contractual lives as follows:

(In thousands of shares)				Weighted
				Average	Weighted		Weighted
			Outstanding	Remaining	Average	Exercisable	Average
			as of	Contractual	Exercise	as of	Exercise
Range of Exercise Prices			12/31/05	Life	Price	12/31/05	Price
$15.01	—	20.00	3,317	7.2	$17.94	43	$17.20
20.01	—	25.00	1,195	5.0	21.06	54	23.87
25.01	—	30.00	2,329	3.6	26.12	1,642	26.03
30.01	—	35.00	994	2.6	32.80	462	32.87
35.01	—	40.00	521	1.2	37.93	521	37.93
40.01	—	45.00	114	4.6	42.80	114	42.80
45.01	—	50.00	39	1.0	49.52	39	49.52
			8,509	4.9	$24.05	2,875	$30.09
The fair value of the 6.3 million options converted from the Company to CCO options was estimated at the date of conversion and the fair value of the 2.3 million new options granted by CCO was estimated at the date of grant, using a Black-Scholes option-pricing model with the following assumptions: Risk-free interest rate ranging from 4.42% to 4.58%, a dividend yield of 0%, an expected volatility factor ranging from 25% to 27% and an expected life ranging from 1.3 years to 7.5 years.

Pro forma net income and earnings per share, assuming that the Company had accounted for its employee stock options using the fair value method and amortized such to expense over the options’ vesting period is as follows:
(In thousands, except per share data)

	2005	2004	2003
Income before discontinued operations and cumulative effect of a change in accounting principle:
Reported	$635,145	$796,792	$1,030,896
Pro forma stock compensation expense, net of tax	(25,678)	(65,219)	(37,289)

Pro Forma	$609,467	$731,573	$993,607

Income from discontinued operations:
Reported	$300,517	$49,007	$114,695
Pro forma stock compensation expense, net of tax	6,713	(11,367)	(6,499)

Pro Forma	$307,230	$37,640	$108,196

Income before discontinued operations and cumulative effect of a change in accounting principle per common share:
Basic:
Reported	$1.16	$1.34	$1.68

Pro Forma	$1.12	$1.23	$1.62

Diluted:
Reported	$1.16	$1.33	$1.67

Pro Forma	$1.11	$1.22	$1.61

Discontinued operations per common share:
Basic:
Reported	$.55	$.08	$.18

Pro Forma	$.56	$.06	$.18

Diluted:
Reported	$.55	$.08	$.18

Pro Forma	$.56	$.06	$.17

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

The following table presents a summary of the Company’s restricted stock awards outstanding at December 31, 2005, 2004 and 2003 (“Price” reflects the weighted average share price at the date of grant):
(In thousands, except per share data)

	2005		2004		2003
	Awards	Price	Awards	Price	Awards	Price
Outstanding, beginning of year	215	$41.66	75	$36.62	—	$—
Granted	2,300	31.81	142	44.36	75	36.62
Forfeited (1)	(63)	33.69	(2)	44.36	—	—

Outstanding, end of year	2,452	32.62	215	41.66	75	36.62

(1)	Included in the approximate 63,000 restricted stock awards forfeited during 2005 are approximately 36,000 held by employees of Live Nation. All restricted stock awards held by the employees of Live Nation were cancelled upon the spin-off.
Other
As a result of mergers during 2000, the Company assumed 2.7 million employee stock options with vesting dates that vary through April 2005. To the extent that these employees’ options vest post-merger, the Company recognizes expense over the remaining vesting period. During the year ended December 31, 2005, 2004 and 2003, the Company recorded expense of $0.2 million, $0.9 million and $1.6 million, respectively, related to the post-merger vesting of employee stock options. The expense associated with stock options is recorded on the statement of operations as a component of “Non-cash compensation expense”.
Common Stock Reserved for Future Issuance
Common stock is reserved for future issuances of approximately 75.4 million shares for issuance upon the various stock option plans to purchase the Company’s common stock (including 42.7 million options currently granted).
Share Repurchase Programs
The Company’s Board of Directors approved two separate share repurchase programs during 2004, each for $1.0 billion. On February 1, 2005, the Board of Directors approved a third $1.0 billion share repurchase program (“February 2005 program”). On August 9, 2005, the Board of Directors authorized an increase in and extension of the February 2005 program, which had $307.4 million remaining, by $692.6 million, for a total of $1.0 billion. This increase expires on August 8, 2006, although the program may be discontinued or suspended at anytime prior to its expiration. As of December 31, 2005, 84.2 million shares had been repurchased for an aggregate purchase price of $2.9 billion, including commission and fees, under the share repurchase programs. From January 1, 2005 through December 31, 2005, we repurchased 32.6 million shares of our common stock for an aggregate purchase price of $1.1 billion, including commission and fees.
Shares Held in Treasury
Included in the 113,890 and 307,973 shares held in treasury are 13,890 and 24,918 shares that the Company holds in Rabbi Trusts at December 31, 2005 and 2004, respectively, relating to the Company’s non-qualified deferred compensation plan. Also included in the 307,793 shares held in treasury at December 31, 2004 was 183,055 shares held in a Rabbi Trust relating to a performance guarantee of Live Nation. During the year ended December 31, 2005, 32.8 million shares were retired from the Company’s shares held in treasury account.

Reconciliation of Earnings per Share
(In thousands, except per share data)

	2005	2004	2003
NUMERATOR:
Income before discontinued operations and cumulative effect of a change in accounting principle	$635,145	$796,792	$1,030,896
Income from discontinued operations, net	300,517	49,007	114,695
Cumulative effect of a change in accounting principle	—	(4,883,968)	—

Net income (loss)	935,662	(4,038,169)	1,145,591

Effect of dilutive securities:
Convertible debt - 2.625% issued in 1998	—	—	2,106
LYONS - 1998 issue	—	—	1,446

Numerator for net income before cumulative effect of a change in accounting principle per common share - diluted	935,662	845,799	1,149,143
Numerator for cumulative effect of a change in accounting principle per common share — diluted	—	(4,883,968)	—

Numerator for net income (loss) per common share - diluted	$935,662	$(4,038,169)	$1,149,143

DENOMINATOR:
Weighted average common shares	545,848	596,126	614,651

Effect of dilutive securities:
Stock options and common stock warrants	1,303	2,149	3,167
Convertible debt - 2.625% issued in 1998	—	—	2,060
LYONS - 1998 issue	—	—	892

Denominator for net income (loss) per common share - diluted	547,151	598,275	620,770

Net income (loss) per common share:
Income before discontinued operations and cumulative effect of a change in accounting principle — Basic	$1.16	$1.34	$1.68
Discontinued operations — Basic	.55	.08	.18
Cumulative effect of a change in accounting principle — Basic	—	(8.19)	—

Net income (loss) — Basic	$1.71	$(6.77)	$1.86

Income before cumulative effect of a change in accounting principle — Diluted	$1.16	$1.33	$1.67
Discontinued operations — Diluted	.55	.08	.18
Cumulative effect of a change in accounting principle — Diluted	—	(8.16)	—

Net income (loss) — Diluted	$1.71	$(6.75)	$1.85

NOTE M — EMPLOYEE STOCK AND SAVINGS PLANS
The Company has various 401(K) savings and other plans for the purpose of providing retirement benefits for substantially all employees. Both the employees and the Company make contributions to the plan. The Company matches a portion of an employee’s contribution. Company matched contributions vest to the employees based upon their years of service to the Company. Contributions from continuing operations to these plans of $35.3 million, $32.0 million and $26.1 million were charged to expense for 2005, 2004 and 2003, respectively.
The Company has a non-qualified employee stock purchase plan for all eligible employees. Under the plan, shares of the Company’s common stock may be purchased at 95% of the market value on the day of purchase. The Company changed its discount from market value offered to participants under the plan from 15% to 5% in July 2005. Employees may purchase shares having a value not exceeding 10% of their annual gross compensation or $25,000, whichever is lower. During 2005, 2004 and 2003, employees purchased 222,789, 262,163 and 266,978 shares at weighted average share prices of $28.79, $32.05 and $34.01, respectively.
The Company offers a non-qualified deferred compensation plan for highly compensated executives allowing deferrals up to 50% of their annual salary and up to 80% of their bonus before taxes. The Company does not match any deferral amounts and retains ownership of all assets until distributed. The liability under this deferred compensation plan at December 31, 2005, 2004 and 2003 was approximately $21.1 million, $14.0 million and $8.9 million, respectively, recorded in “Other long-term liabilities”.
NOTE N — OTHER INFORMATION
(In thousands)

	For the year ended December 31,
	2005	2004	2003
The following details the components of “Other income (expense) – net”:
Asset retirement obligation	$—	$—	$(7,000)
Gain (loss) on extinguishment of debt	—	(31,600)	36,735
Foreign exchange gain (loss)	7,550	(756)	(7,203)
Other	9,794	2,063	(1,749)

Total other income (expense) – net	$17,344	$(30,293)	$20,783

The following details the income tax expense (benefit) on items of other comprehensive income (loss):
Foreign currency translation adjustments	$187,216	$32,586	$37,898
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss)	$(29,721)	$29,298	$117,876
Unrealized gain (loss) on cash flow derivatives	$34,711	$(40,346)	$(38,936)
Reclassification adjustments for (gain) loss included in net income (loss)	$—	$(19,927)	$(11,896)
(In thousands)

	As of December 31,
	2005	2004
The following details the components of “Other current assets”:
Current film rights	$18,060	$19,927
Inventory	18,934	34,332
Deferred tax asset	31,148	36,234
Other	60,267	48,883

Total other current assets	$128,409	$139,376

(In thousands)

	As of December 31,
	2005	2004
The following details the components of “Accumulated other comprehensive income (loss)”:
Cumulative currency translation adjustment	$138,028	$138,831
Cumulative unrealized gain on investments	136,621	185,113
Cumulative unrealized gain (loss) on cash flow derivatives	(72,721)	(129,354)

Total accumulated other comprehensive income (loss)	$201,928	$194,590

NOTE O — SEGMENT DATA
Following its strategic realignment, the Company changed its reportable operating segments to radio broadcasting, Americas outdoor advertising and international outdoor advertising. The Company has restated all periods presented to conform to the current year presentation. Revenue and expenses earned and charged between segments are recorded at fair value and eliminated in consolidation. The radio broadcasting segment also operates various radio networks. The Americas outdoor advertising segment consists of our operations in the United States, Canada and Latin America, with approximately 94% of its 2005 revenues in this segment derived from the United States. The international outdoor segment includes operations in Europe, Asia, Africa and Australia. The Americas and international display inventory consists primarily of billboards, street furniture displays and transit displays.
“Other” includes television broadcasting and media representation as well as other general support services and initiatives.
(In thousands)

					Corporate and
		Americas	International		gain on
	Radio	Outdoor	Outdoor		disposition of
	Broadcasting	Advertising	Advertising	Other	assets - net	Eliminations	Consolidated
2005
Revenue	$3,534,121	$1,216,382	$1,449,696	$532,339	$—	$(122,120)	$6,610,418
Direct operating expenses	967,782	489,826	851,635	218,107	—	(60,595)	2,466,755
Selling, general and administrative expenses	1,224,603	186,749	355,045	214,768	—	(61,525)	1,919,640
Non-cash compensation	212	—	—	—	5,869	—	6,081
Depreciation and amortization	141,655	180,559	220,080	68,770	19,325	—	630,389
Corporate expenses	—	—	—	—	165,207	—	165,207
Gain on disposition of assets — net	—	—	—	—	45,247	—	45,247

Operating income (loss)	$1,199,869	$359,248	$22,936	$30,694	$(145,154)	$—	$1,467,593

Intersegment revenues	$37,420	$8,236	$—	$76,464	$—	$—	$122,120
Identifiable assets	$12,109,261	$2,531,426	$2,125,470	$1,163,251	$773,968	$—	$18,703,376
Capital expenditures	$94,036	$73,084	$135,072	$24,568	$882	$—	$327,642

					Corporate and
		Americas	International		gain on
	Radio	Outdoor	Outdoor		disposition of
(In thousands)	Broadcasting	Advertising	Advertising	Other	assets - net	Eliminations	Consolidated
2004
Revenue	$3,754,381	$1,092,089	$1,354,951	$548,641	$—	$(115,172)	$6,634,890
Direct operating expenses	900,633	468,571	793,630	215,898	—	(47,915)	2,330,817
Selling, general and administrative expenses	1,261,855	173,010	326,447	217,733	—	(67,257)	1,911,788
Non-cash compensation	930	—	—	—	2,666	—	3,596
Depreciation and amortization	159,082	186,620	201,597	62,514	20,708	—	630,521
Corporate expenses	—	—	—	—	164,722	—	164,722
Gain on disposition of assets — net	—	—	—	—	39,552	—	39,552

Operating income (loss)	$1,431,881	$263,888	$33,277	$52,496	$(148,544)	$—	$1,632,998

Intersegment revenues	$39,139	$10,510	$—	$65,523	$—	$—	$115,172
Identifiable assets	$12,313,335	$2,475,299	$2,223,917	$1,232,053	$321,390	$—	$18,565,994
Capital expenditures	$81,474	$60,506	$112,791	$26,550	$2,603	$—	$283,924

2003
Revenue	$3,695,020	$1,006,376	$1,168,221	$501,519	$—	$(120,206)	$6,250,930
Direct operating expenses	852,195	435,075	698,311	205,185	—	(49,603)	2,141,163
Selling, general and administrative expenses	1,277,859	161,579	295,314	206,012		(70,603)	1,870,161
Non-cash compensation	1,609	—	—	—	2,107	—	3,716
Depreciation and amortization	154,121	194,237	185,403	52,046	22,724	—	608,531
Corporate expenses	—	—	—	—	150,407	—	150,407
Gain on disposition of assets — net	—	—	—	—	6,688	—	6,688

Operating income (loss)	$1,409,236	$215,485	$(10,807)	$38,276	$(168,550)	$—	$1,483,640

Intersegment revenues	$41,392	$15,509	$—	$63,305	$—	$—	$120,206
Identifiable assets	$19,686,072	$2,713,606	$2,159,503	$2,055,521	$316,646	$—	$26,931,348
Capital expenditures	$80,138	$60,685	$138,836	$26,211	$2,277	$—	$308,147
Revenue of $1.5 billion, $1.4 billion and $1.2 billion and identifiable assets of $2.2 billion, $2.3 billion and $2.2 billion derived from the Company’s foreign operations are included in the data above for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE P — QUARTERLY RESULTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	March 31,		June 30,		September 30,		December 31,
	2005	2004	2005	2004	2005	2004	2005	2004
Revenue	$1,447,810	$1,445,871	$1,722,732	$1,745,924	$1,683,288	$1,666,382	$1,756,588	$1,776,713
Operating expenses:
Direct operating expenses	587,870	546,507	611,418	570,988	614,023	595,654	653,444	617,668
Selling, general and administrative expenses	456,754	453,422	481,202	492,010	488,820	461,538	492,864	504,818
Non-cash compensation	1,501	664	1,417	664	1,931	531	1,232	1,737
Depreciation and amortization	155,395	157,113	152,708	152,401	154,035	154,543	168,251	166,464
Gain (loss) on disposition of assets — net	925	18,064	4,891	12,179	2,410	(1,194)	37,021	10,503
Corporate expenses	34,678	45,271	40,957	42,642	39,140	34,365	50,432	42,444

Operating income	212,537	260,958	439,921	499,398	387,749	418,557	427,386	454,085
Interest expense	106,649	88,958	105,058	85,664	113,087	91,544	118,451	101,337
Gain (loss) on marketable securities	(1,073)	49,723	1,610	(5,503)	(815)	3,485	(424)	(1,434)
Equity in earnings of nonconsolidated affiliates	5,633	4,762	11,962	9,874	10,565	2,636	10,178	5,013
Other income (expense) — net	1,440	(34,210)	7,705	674	5,517	3,571	2,682	(328)

Income before income taxes minority interest, discontinued operations and cumulative effect of a change in accounting principle	111,888	192,275	356,140	418,779	289,929	336,705	321,371	355,999
Income tax benefit (expense)	(44,196)	(81,054)	(140,676)	(166,878)	(114,522)	(126,780)	(126,942)	(124,652)
Minority interest expense — net	574	748	2,229	2,634	3,577	1,581	11,467	2,639

Income before discontinued operations and cumulative effect of a change in accounting principle	67,118	110,473	213,235	249,267	171,830	208,344	182,962	228,708
Discontinued operations	(19,236)	5,987	7,497	4,503	33,645	52,890	278,611	(14,373)

Cumulative effect of a change in accounting principle, net of tax of $2,959,003	—	—	—	—	—	—	—	(4,883,968)

Net income (loss)	$47,882	$116,460	$220,732	$253,770	$205,475	$261,234	$461,573	$(4,669,633)

Net income (loss) per common share:
Basic:
Income before discontinued operations and cumulative effect of a change in accounting principle	$.12	$.18	$.39	$.41	$.32	$.36	$.34	$.40
Discontinued operations	(.03)	.01	.02	.01	.06	.09	.52	(.03)
Cumulative effect of a change in accounting principle	—	—	—	—	—	—	—	(8.54)

Net income (loss)	$.09	$.19	$.41	$.42	$.38	$.45	$.86	$(8.17)

Diluted:
Income before discontinued operations and cumulative effect of a change in accounting principle	$.12	$.18	$.39	$.40	$.32	$.35	$.34	$.40
Discontinued operations	(.03)	.01	.01	.01	.06	.09	.52	(.03)
Cumulative effect of a change in accounting principle	—	—	—	—	—	—	—	(8.52)

Net income (loss)	$.09	$.19	$.40	$.41	$.38	$.44	$.86	$(8.15)

Dividends declared per share	$.125	$.10	$.1875	$.10	$.1875	$.125	$.1875	$.125
Stock price:
High	$35.07	$47.76	34.81	$44.50	$34.26	$37.24	$33.44	$35.07
Low	31.14	38.90	28.75	35.35	30.31	30.62	29.60	29.96
The Company’s Common Stock is traded on the New York Stock Exchange under the symbol CCU.

NOTE Q — SUBSEQUENT EVENTS
On February 14, 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.1875 per share on the Company’s Common Stock. The dividend is payable on April 15, 2006 to shareholders of record at the close of business on March 31, 2006.
From January 1, 2006 through March 8, 2006, 25.1 million shares had been repurchased for an aggregate purchase price of $744.0 million, including commission and fees. At March 8, 2006, there was $45.0 million remaining available for repurchase through the Company’s current share repurchase program. On March 9, 2006, the Company’s Board of Directors authorized an additional share repurchase program, permitting the Company to repurchase an additional $ 600.0 million of its common stock. This increase expires on March 9, 2007, although the program may be discontinued or suspended at any time.
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
Based on their evaluation as of December 31, 2005, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
As of December 31, 2005, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm. “
Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls.

Report of Independent Registered Public Accounting Firm
SHAREHOLDERS AND THE BOARD OF DIRECTORS
CLEAR CHANNEL COMMUNICATIONS, INC.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Clear Channel Communications, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Clear Channel Communications, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Clear Channel Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Clear Channel Communications, Inc. and subsidiaries and our report dated March 9, 2006 expressed an unqualified opinion thereon.

San Antonio, Texas	/s/ ERNST & YOUNG LLP
March 9, 2006
ITEM 9B. Other Information
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
     The following information is submitted with respect to our executive officers as of February 28, 2006:

	Age on
	February 28,		Officer
Name	2006	Position	Since
L. Lowry Mays	70	Chairman of the Board	1972
Mark P. Mays	42	Chief Executive Officer	1989
Randall T. Mays	40	President/Chief Financial Officer and Secretary	1993
Herbert W. Hill, Jr.	47	Senior Vice President/Chief Accounting Officer	1989
Paul Meyer	63	Global President and Chief Operating Officer -- Clear Channel Outdoor	1997
William Moll	68	Chairman - Clear Channel Television	2001
Don Perry	54	President/Chief Executive Officer -- Clear Channel Television	2006
John Hogan	49	President/Chief Executive Officer -- Clear Channel Radio	2002
Andrew Levin	43	Executive Vice President and Chief Legal Officer	2004
     The officers named above serve until the next Board of Directors meeting immediately following the Annual Meeting of Shareholders.
     Mr. L. Mays is our founder and was our Chairman and Chief Executive Officer from February 1997 to October 2004. Since that time, Mr. L. Mays has served as our Chairman of the Board. He has been one of our directors since our inception. Mr. L. Mays is the father of Mark P. Mays, our Chief Executive Officer, and Randall T. Mays, our President/Chief Financial Officer and Secretary.
     Mr. M. Mays was our President and Chief Operating Officer from February 1997 until his appointment as our President and Chief Executive Officer in October 2004. He relinquished his duties as President in February 2006. He has been one of our directors since May 1998. Mr. M. Mays is the son of L. Lowry Mays, our Chairman of the Board and the brother of Randall T. Mays, our President/Chief Financial Officer and Secretary.
     Mr. R. Mays was appointed Executive Vice President and Chief Financial Officer in February 1997 and was appointed as our Secretary in April 2003. He was appointed our President in February 2006. Mr. R. Mays is the son of L. Lowry Mays our Chairman of the Board and the brother of Mark P. Mays, our Chief Executive Officer.
     Mr. Hill was appointed Senior Vice President and Chief Accounting Officer in February 1997.

     Mr. Meyer was appointed President/Chief Executive Officer — Clear Channel Outdoor (formerly Eller Media) in January 2002. Prior thereto, he was the President/Chief Operating Officer — Clear Channel Outdoor for the remainder of the relevant five-year period.
     Mr. Moll was appointed Chairman — Clear Channel Television in 2006. Prior thereto, he was the President — Clear Channel Television since 2001. Prior thereto, he was President, WKRC-TV, Cincinnati, OH for the remainder of the relevant five-year period.
     Mr. Perry was appointed President & CEO of Clear Channel Television in January, 2006. Prior to that, he was Executive Vice President & COO of Clear Channel Television from June, 2005. Prior thereto, he was a Vice President for Clear Channel Television and General Manager of WOAI-TV for the remainder of the relevant five year period.
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
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003.
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003.
Notes to Consolidated Financial Statements
(a)2. Financial Statement Schedule.
The following financial statement schedule for the years ended December 31, 2005, 2004 and 2003 and related report of independent auditors is filed as part of this report and should be read in conjunction with the consolidated financial statements.
Schedule II Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts
(In thousands)

		Charges
	Balance at	to Costs,	Write-off			Balance
	Beginning	Expenses	of Accounts			at end of
Description	of period	and other	Receivable	Other		Period
Year ended December 31, 2003	$52,550	$45,168	$53,565	$838	(1)	$44,991

Year ended December 31, 2004	$44,991	$38,146	$36,892	$1,155	(1)	$47,400

Year ended December 31, 2005	$47,400	$35,289	$33,762	$(1,866	)(1)	$47,061

(1)	Foreign currency adjustments.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Deferred Tax Asset Valuation Allowance
(In thousands)

		Charges
	Balance at	to Costs,			Balance
	Beginning	Expenses			at end of
Description	of period	and other	Deletions (2)	Other (1)	Period
Year ended December 31, 2003	$66,667	$—	$5,995	$—	$60,672

Year ended December 31, 2004	$60,672	$—	$60,672	$—	$—

Year ended December 31, 2005	$—	$—	$—	$571,154	$571,154

(1)	Related to a valuation allowance for the capital loss carryforward recognized during 2005 as a result of the spin-off of Live Nation.

(2)	In 2003 and 2004, the Company utilized net operating loss carryforwards and certain deferred tax assets, which resulted in the reduction of the allowance for those net operating loss carryforwards and other assets.

(a)3. Exhibits.

Exhibit
Number	Description
3.1	Current Articles of Incorporation of the Company (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-3 (Reg. No. 333-33371) dated September 9, 1997).

3.2	Sixth Amended and Restated Bylaws of the Company (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated December 21, 2005).

3.3	Amendment to the Company’s Articles of Incorporation (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Second Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

3.5	Third Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000).

4.1	Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B.J. McCombs, John M. Schaefer and John W. Barger, dated August 3, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.2	Waiver and Second Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated August 17, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.3	Waiver and Third Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated July 26, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.4	Waiver and Fourth Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated September 27, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.5	Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B. J. McCombs, John M. Schaefer and John W. Barger, dated May 31, 1977 (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-1 (Reg. No. 33-289161) dated April 19, 1984).

4.6	Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

4.7	Second Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

4.8	Third Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

Exhibit
Number	Description
4.9	Ninth Supplemental Indenture dated September 12, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

4.10	Tenth Supplemental Indenture dated October 26, 2001, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

4.11	Eleventh Supplemental Indenture dated January 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.12	Twelfth Supplemental Indenture dated March 17, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated March 18, 2003).

4.13	Thirteenth Supplemental Indenture dated May 1, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated May 2, 2003).

4.14	Fourteenth Supplemental Indenture dated May 21, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated May 22, 2003).

4.15	Fifteenth Supplemental Indenture dated November 5, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated November 14, 2003).

4.16	Sixteenth Supplemental Indenture dated December 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated December 10, 2003).

4.17	Seventeenth Supplemental Indenture dated September 15, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated September 15, 2004).

4.18	Eighteenth Supplemental Indenture dated November 22, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated November 17, 2004).

4.19	Nineteenth Supplemental Indenture dated December 13, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated December 13, 2004).

Exhibit
Number	Description
10.1	Clear Channel Communications, Inc. 1994 Incentive Stock Option Plan (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-8 dated November 20, 1995).

10.2	Clear Channel Communications, Inc. 1994 Nonqualified Stock Option Plan (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-8 dated November 20, 1995).

10.3	The Clear Channel Communications, Inc. 1998 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive 14A Proxy Statement dated March 24, 1998).

10.4	The Clear Channel Communications, Inc. 2000 Employee Stock Purchase Plan (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.5	The Clear Channel Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive 14A Proxy Statement dated March 20, 2001).

10.6	Form of 2001 Stock Incentive Plan Stock Option Agreement for a Stock Option with a Ten Year Term (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated January 12, 2005).

10.7	Form of 2001 Stock Incentive Plan Stock Option Agreement for a Stock Option with a Seven Year Term (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated January 12, 2005).

10.8	Form of 2001 Stock Incentive Plan Restricted Stock Award Agreement (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated January 12, 2005).

10.9	Registration Rights Agreement dated as of October 2, 1999, among Clear Channel and Hicks, Muse, Tate & Furst Equity Fund II, L.P., HM2/HMW, L.P., HM2/Chancellor, L.P., HM4/Chancellor, L.P., Capstar Broadcasting Partners, L.P., Capstar BT Partners, L.P., Capstar Boston Partners, L.L.C., Thomas O. Hicks, John R. Muse, Charles W. Tate, Jack D. Furst, Michael J. Levitt, Lawrence D. Stuart, Jr., David B Deniger and Dan H. Blanks (incorporated by reference to Annex C to Clear Channel Communications, Inc.’s, Registration Statement on Form S-4 (Reg. No. 333-32532) dated March 15, 2000).

10.10	Employment Agreement by and between Clear Channel Communications, Inc. and Paul Meyer dated August 5, 2005 (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated August 5, 2005).

10.11	Employment Agreement by and between Clear Channel Communications, Inc. and John Hogan dated February 18, 2004 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K filed March 15, 2004).

10.12	Amended and Restated Employment Agreement by and between Clear Channel Communications, Inc. and L. Lowry Mays dated March 10 2005 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K filed March 11, 2005).

10.13	Amended and Restated Employment Agreement by and between Clear Channel Communications, Inc. and Mark P. Mays dated March 10, 2005 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K filed March 11, 2005).

Exhibit
Number	Description
10.14	Amended and Restated Employment Agreement by and between Clear Channel Communications, Inc. and Randall T. Mays dated March 10, 2005 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K filed March 11, 2005).

10.15	Credit agreement among Clear Channel Communications, Inc., Bank of America, N.A., as Administrative Agent, Offshore Sub-Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, as Syndication Agent, and certain other lenders dated July 13, 2004 (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K filed September 17, 2004).

10.16	Shareholder’s Agreement by and between Clear Channel Communications, Inc. and L. Lowry Mays dated March 10, 2004 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K filed March 15, 2004).

10.17	Shareholders’ Agreement by and among Clear Channel Communications, Inc., Thomas O. Hicks and certain other shareholders affiliated with Mr. Hicks dated March 10, 2004 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K filed March 15, 2004).

11	Statement re: Computation of Per Share Earnings.

12	Statement re: Computation of Ratios.

21	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
The Company has not filed long-term debt instruments of its subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2006.

CLEAR CHANNEL COMMUNICATIONS, INC.

By:/s/ Mark P. Mays
Mark P. Mays
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

Name	Title	Date
/s/ L. Lowry Mays	Chairman of the Board	March 10, 2006
L. Lowry Mays

/s/ Mark P. Mays	Chief Executive Officer and Director	March 10, 2006
Mark P. Mays

/s/ Randall T. Mays Randall T. Mays	President and Chief Financial Officer and Secretary (Principal Financial Officer) and Director	March 10, 2006

/s/ Herbert W. Hill, Jr. Herbert W. Hill, Jr.	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 10, 2006

/s/ Alan D. Feld	Director	March 10, 2006
Alan D. Feld

/s/ Perry J. Lewis	Director	March 10, 2006
Perry J. Lewis

/s/ B. J. McCombs	Director	March 10, 2006
B. J. McCombs

Name	Title	Date
/s/ Phyllis Riggins	Director	March 10, 2006
Phyllis Riggins

/s/ Theodore H. Strauss	Director	March 10, 2006
Theodore H. Strauss

/s/ J.C. Watts	Director	March 10, 2006
J. C. Watts

/s/ John H. Williams	Director	March 10, 2006
John H. Williams

/s/ John B. Zachry	Director	March 10, 2006
John B. Zachry

Exhibit Index

Exhibit
Number	Description
3.1	Current Articles of Incorporation of the Company (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-3 (Reg. No. 333-33371) dated September 9, 1997).

3.2	Sixth Amended and Restated Bylaws of the Company (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated December 21, 2005).

3.3	Amendment to the Company’s Articles of Incorporation (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Second Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

3.5	Third Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000).

4.1	Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B.J. McCombs, John M. Schaefer and John W. Barger, dated August 3, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.2	Waiver and Second Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated August 17, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.3	Waiver and Third Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated July 26, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.4	Waiver and Fourth Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated September 27, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.5	Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B. J. McCombs, John M. Schaefer and John W. Barger, dated May 31, 1977 (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-1 (Reg. No. 33-289161) dated April 19, 1984).

4.6	Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

4.7	Second Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

4.8	Third Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

4.9	Ninth Supplemental Indenture dated September 12, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

Exhibit
Number	Description
4.10	Tenth Supplemental Indenture dated October 26, 2001, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

4.11	Eleventh Supplemental Indenture dated January 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.12	Twelfth Supplemental Indenture dated March 17, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated March 18, 2003).

4.13	Thirteenth Supplemental Indenture dated May 1, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated May 2, 2003).

4.14	Fourteenth Supplemental Indenture dated May 21, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated May 22, 2003).

4.15	Fifteenth Supplemental Indenture dated November 5, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated November 14, 2003).

4.16	Sixteenth Supplemental Indenture dated December 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated December 10, 2003).

4.17	Seventeenth Supplemental Indenture dated September 15, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated September 15, 2004).

4.18	Eighteenth Supplemental Indenture dated November 22, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated November 17, 2004).

4.19	Nineteenth Supplemental Indenture dated December 13, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated December 13, 2004).

Exhibit
Number	Description
10.1	Clear Channel Communications, Inc. 1994 Incentive Stock Option Plan (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-8 dated November 20, 1995).

10.2	Clear Channel Communications, Inc. 1994 Nonqualified Stock Option Plan (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-8 dated November 20, 1995).

10.3	The Clear Channel Communications, Inc. 1998 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive 14A Proxy Statement dated March 24, 1998).

10.4	The Clear Channel Communications, Inc. 2000 Employee Stock Purchase Plan (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.5	The Clear Channel Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive 14A Proxy Statement dated March 20, 2001).

10.6	Form of 2001 Stock Incentive Plan Stock Option Agreement for a Stock Option with a Ten Year Term (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated January 12, 2005).

10.7	Form of 2001 Stock Incentive Plan Stock Option Agreement for a Stock Option with a Seven Year Term (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated January 12, 2005).

10.8	Form of 2001 Stock Incentive Plan Restricted Stock Award Agreement (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated January 12, 2005).

10.9	Registration Rights Agreement dated as of October 2, 1999, among Clear Channel and Hicks, Muse, Tate & Furst Equity Fund II, L.P., HM2/HMW, L.P., HM2/Chancellor, L.P., HM4/Chancellor, L.P., Capstar Broadcasting Partners, L.P., Capstar BT Partners, L.P., Capstar Boston Partners, L.L.C., Thomas O. Hicks, John R. Muse, Charles W. Tate, Jack D. Furst, Michael J. Levitt, Lawrence D. Stuart, Jr., David B Deniger and Dan H. Blanks (incorporated by reference to Annex C to Clear Channel Communications, Inc.’s, Registration Statement on Form S-4 (Reg. No. 333-32532) dated March 15, 2000).

10.10	Employment Agreement by and between Clear Channel Communications, Inc. and Paul Meyer dated August 5, 2005 (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated August 5, 2005).

10.11	Employment Agreement by and between Clear Channel Communications, Inc. and John Hogan dated February 18, 2004 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K filed March 15, 2004).

10.12	Amended and Restated Employment Agreement by and between Clear Channel Communications, Inc. and L. Lowry Mays dated March 10 2005 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K filed March 11, 2005).

10.13	Amended and Restated Employment Agreement by and between Clear Channel Communications, Inc. and Mark P. Mays dated March 10, 2005 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K filed March 11, 2005).

10.14	Amended and Restated Employment Agreement by and between Clear Channel Communications, Inc. and Randall T. Mays dated March 10, 2005 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K filed March 11, 2005).

Exhibit
Number	Description
10.15	Credit agreement among Clear Channel Communications, Inc., Bank of America, N.A., as Administrative Agent, Offshore Sub-Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, as Syndication Agent, and certain other lenders dated July 13, 2004 (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K filed September 17, 2004).

10.16	Shareholder’s Agreement by and between Clear Channel Communications, Inc. and L. Lowry Mays dated March 10, 2004 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K filed March 15, 2004).

10.17	Shareholders’ Agreement by and among Clear Channel Communications, Inc., Thomas O. Hicks and certain other shareholders affiliated with Mr. Hicks dated March 10, 2004 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K filed March 15, 2004).

11	Statement re: Computation of Per Share Earnings.

12	Statement re: Computation of Ratios.

21	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
The Company has not filed long-term debt instruments of its subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.