Form 10-Q
period 2006-03-31
CLEAR CHANNEL COMMUNICATIONS INC
filed 2006-05-10
CIK 739708

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
Commission file number 1-9645
CLEAR CHANNEL COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Texas	74-1787539
(State of Incorporation)	(I.R.S. Employer Identification No.)

200 East Basse Road
San Antonio, Texas	78209
(Address of principal executive offices)	(Zip Code)
(210) 822-2828
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each class of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2006
Common Stock, $.10 par value	503,262,128

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

PART I
Item 1. UNAUDITED FINANCIAL STATEMENTS
CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$89,636	$82,786
Accounts receivable, net of allowance of $48,509 in 2006 and $47,061 in 2005	1,393,787	1,505,650
Prepaid expenses	127,436	114,452
Other current assets	294,899	278,294
Income taxes receivable	302,001	417,112

Total Current Assets	2,207,759	2,398,294

PROPERTY, PLANT AND EQUIPMENT
Land, buildings and improvements	883,987	863,133
Structures	3,361,488	3,327,326
Towers, transmitters and studio equipment	865,084	881,070
Furniture and other equipment	549,165	599,296
Construction in progress	86,947	91,789

	5,746,671	5,762,614
Less accumulated depreciation	2,524,583	2,506,965

	3,222,088	3,255,649

INTANGIBLE ASSETS
Definite-lived intangibles, net	454,801	480,790
Indefinite-lived intangibles — licenses	4,309,190	4,312,570
Indefinite-lived intangibles — permits	270,899	207,921
Goodwill	7,161,374	7,111,948

OTHER ASSETS
Notes receivable	6,825	8,745
Investments in, and advances to, nonconsolidated affiliates	300,754	300,223
Other assets	276,187	302,655
Other investments	292,242	324,581

Total Assets	$18,502,119	$18,703,376

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY
(In thousands)

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)
CURRENT LIABILITIES
Accounts payable	$147,823	$250,563
Accrued expenses	767,959	731,105
Accrued interest	106,074	97,515
Current portion of long-term debt	1,135,261	891,185
Deferred income	154,004	116,670
Other current liabilities	18,249	20,275

Total Current Liabilities	2,329,370	2,107,313

Long-term debt	6,520,373	6,155,363
Other long-term obligations	95,026	119,655
Deferred income taxes	585,776	528,259
Other long-term liabilities	695,901	675,962

Minority interest	290,046	290,362
Commitment and contingent liabilities (Note 7)

SHAREHOLDERS’ EQUITY
Common Stock	50,927	53,829
Additional paid-in capital	27,095,759	27,945,725
Retained deficit	(19,370,065)	(19,371,411)
Accumulated other comprehensive income	212,523	201,928
Cost of shares held in treasury	(3,517)	(3,609)

Total Shareholders’ Equity	7,985,627	8,826,462

Total Liabilities and Shareholders’ Equity	$18,502,119	$18,703,376

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Revenue	$1,504,382	$1,447,810
Operating expenses:
Direct operating expenses (includes share based payments of $4,316 and $212 in 2006 and 2005, respectively, and excludes depreciation and amortization)	612,786	588,082
Selling, general and administrative expenses (includes share based payments of $4,450 and $0 in 2006 and 2005, respectively, and excludes depreciation and amortization)	473,148	456,754
Depreciation and amortization	151,290	155,395
Corporate expenses (includes share based payments of $3,403 and $1,289 in 2006 and 2005, respectively, and excludes depreciation and amortization)	41,524	35,967
Gain on disposition of assets — net	47,510	925

Operating income	273,144	212,537
Interest expense	114,376	106,649
Gain (loss) on marketable securities	(2,324)	(1,073)
Equity in earnings of nonconsolidated affiliates	6,909	5,633
Other income (expense) — net	(583)	1,440

Income before income taxes, minority interest, and discontinued operations	162,770	111,888
Income tax benefit (expense):
Current	(3,273)	(10,030)
Deferred	(63,463)	(34,166)

Income tax benefit (expense)	(66,736)	(44,196)
Minority interest income (expense), net of tax	780	(574)

Income before discontinued operations	96,814	67,118
Loss from discontinued operations, net	—	(19,236)

Net income	$96,814	$47,882

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9,089	(53,229)
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	(24,058)	(31,031)
Unrealized holding gain (loss) on cash flow derivatives	25,564	29,748
Adjustment for (gain) loss included in net income (loss)	—	—

Comprehensive income (loss)	$107,409	$(6,630)

Net income per common share:
Income before discontinued operations— Basic	$.19	$.12
Discontinued operations — Basic	—	(.03)

Net income — Basic	$.19	$.09

Income before discontinued operations — Diluted	$.19	$.12
Discontinued operations — Diluted	—	(.03)

Net income — Diluted	$.19	$.09

Dividends declared per share	$.1875	$.125
See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2006	2005
Cash Flows from operating activities:
Net income	$96,814	$47,882
Add: Loss from discontinued operations, net	—	19,236

	96,814	67,118

Reconciling Items:
Depreciation and amortization	151,290	155,395
Deferred taxes	63,463	34,166
(Gain) loss on disposal of assets	(47,510)	(925)
(Gain) loss forward exchange contract	8,798	731
(Gain) loss on trading securities	(6,474)	342
Increase (decrease) other — net	3,004	(3,129)
Changes in operating assets and liabilities:
Decrease in accrued income taxes receivable	118,120	—
Decrease in accrued income taxes payable	—	(10,136)
Changes in other operating assets and liabilities, net of effects of acquisitions	57,207	70,110

Net cash provided by operating activities	444,712	313,672

Cash flows from investing activities:
Decrease (increase) in notes receivable — net	1,920	54
Decrease (increase) in investments in and advances to nonconsolidated affiliates — net	2,710	3,039
Purchases of investments	—	(125)
Proceeds from sale of investments	—	370
Purchases of property, plant and equipment	(64,125)	(58,936)
Proceeds from disposal of assets	44,217	4,274
Acquisition of operating assets, net of cash acquired	(61,452)	(16,257)
Decrease (increase) in other-net	(20,558)	25,687

Net cash used in investing activities	(97,288)	(41,894)

Cash flows from financing activities:
Draws on credit facilities	1,054,007	469,165
Payments on credit facilities	(926,772)	(72,650)
Proceeds from long-term debt	508,849	—
Payments on long-term debt	(9,189)	—
Payments for purchase of common shares	(876,316)	(593,856)
Proceeds from exercise of stock options, stock purchase plan, common stock warrants, and other	9,756	15,471
Dividends paid	(100,909)	(70,934)

Net cash used in financing activities	(340,574)	(252,804)

Cash flows from discontinued operations:
Net cash provided by operating activities	—	22,862
Net cash used in investing activities	—	(23,606)
Net cash provided by (used in) financing activities	—	—

Net cash used in discontinued operations	—	(744)

Net increase in cash and cash equivalents	6,850	18,230

Cash and cash equivalents at beginning of period	82,786	31,339

Cash and cash equivalents at end of period	$89,636	$49,569

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Preparation of Interim Financial Statements
The consolidated financial statements have been prepared by Clear Channel Communications, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K.
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
Certain Reclassifications
The Company has reclassified prior year operating gains and losses to be included as a component of operating income, reclassified non-cash compensation to be included in the same operating expense line items as cash compensation, reclassified minority interest expense below its provision for income taxes and reclassified certain other assets to current assets to conform to current year presentation. The Company completed the spin-off of Live Nation on December 21, 2005. The historical results of Live Nation have been reflected as discontinued operations in the underlying financial statements and related disclosures for all periods presented. As a result, the historical footnote disclosures have been revised to exclude amounts related to Live Nation. Revenue of $440.8 million and a net loss of $31.8 million before income tax benefit of $12.6 million is included in discontinued operations for Live Nation during the three months ended March 31, 2005.
Recent Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments (“Statement 155”). Statement 155 is an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“Statement 133”) and FASB Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“Statement 140”) and allows companies to elect to measure at fair value entire financial instruments containing embedded derivatives that would otherwise have to be accounted for separately. Statement 155 also requires companies to identify interest in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest- and principal-only strips are subject to Statement 133, and amends Statement 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivatives. Statement 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company will adopt Statement 155 on January 1, 2007 and anticipates that adoption will not materially impact its financial position or results of operations.
Note 2: SHARE BASED PAYMENTS
The Company has granted options to purchase its common stock to employees and directors of the Company and its affiliates under various stock option plans at no less than the fair market value of the underlying stock on the date of grant. These options are granted for a term not exceeding ten years and are forfeited, except in certain circumstances, in the event the employee or director terminates his or her employment or relationship with the Company or one of its affiliates. These options generally vest over three to five years. All option plans contain anti-dilutive provisions that permit an adjustment of the number of shares of the Company’s common stock represented by each option for any change in capitalization.
The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“Statement 123(R)”), on January 1, 2006, using the modified-prospective-transition method. The fair value of the options is estimated using a Black-Scholes option-pricing model and amortized straight-line to expense over five years. Prior to adoption of

Statement 123(R), the Company accounted for share based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”). The Company did not recognize employee compensation cost related to its stock option grants in its Consolidated Statement of Operations prior to adoption of Statement 123(R), as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The amounts recorded as share based payments prior to adopting Statement 123(R) primarily related to the expense associated with restricted stock awards. Under the modified-prospective-transition method, compensation cost recognized beginning in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.
As a result of adopting Statement 123(R), the Company’s income before income taxes, minority interest and discontinued operations and net income for the three months ended March 31, 2006, was $8.5 million and $5.0 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three months ended March 31, 2006 would have been $0.20 and $0.20, respectively, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.19 and $0.19, respectively.
Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The excess tax benefit of $0.9 million classified as a financing cash inflow would have been classified as an operating cash flow if the Company had not adopted Statement 123(R).
The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005 as if the company had applied the fair value recognition provisions of Statement 123 to options granted under the company’s stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

March 31,
(In thousands, except per share data)	2005
Income before discontinued operations:
Reported	$67,118
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	908
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	8,564

Pro Forma	$59,462

Income (loss) from discontinued operations, net:
Reported	$(19,236)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	159
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,493

Pro Forma	$(20,570)

March 31,
(In thousands, except per share data)	2005
Income before discontinued operations per common share:
Basic:
Reported	$.12
Pro Forma	$.11

Diluted:
Reported	$.12
Pro Forma	$.11

Discontinued operations, net per common share:
Basic:
Reported	$(.03)
Pro Forma	$(.04)

Diluted:
Reported	$(.03)
Pro Forma	$(.04)
The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility on the Company’s stock, and other factors. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Prior to the adoption of Statement 123(R), the Company recognized forfeitures as they occurred in its Statement 123 pro forma disclosures. Beginning January 1, 2006, the Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The expected life is based on historical data of options granted and represents the period of time that options granted are expected to be outstanding. The risk free rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the three months ended March 31, 2006 and 2005:

	2006	2005
Risk-free interest rate	4.61% - 4.68%	3.76% - 4.09%
Dividend yield	2.61%	1.46% - 1.59%
Volatility factors	25%	25%
Expected life in years	5.0 – 7.5	5.0 - 7.5
The following table presents a summary of the Company’s stock options outstanding at and stock option activity during the three months ended March 31, 2006 (“Price” reflects the weighted average exercise price per share):

			Weighted Average	Aggregate
			Remaining	Intrinsic
(In thousands, except per share data)	Options	Price	Contractual Term	Value
Outstanding, beginning of year	42,696	$41.34
Granted	15	28.70
Exercised (1)	(598)	17.61
Forfeited	(438)	36.13
Expired	(1,306)	46.04

Outstanding, March 31	40,369	41.49	3.8	$32,675

Exercisable, March 31	29,717	43.90	2.9	$32,379
Weighted average fair value per option granted	$7.17

(1)	Cash received from option exercises for the three months ended March 31, 2006 and 2005 was $10.5 million and $13.5 million, respectively. The Company received an income tax benefit of $1.8 million and $0.04 million relating to the options exercised during the three months ended March 31, 2006 and 2005, respectively.
The weighted average grant date fair value of options granted during the three months ended March 31, 2006 and 2005 was $7.17 and $8.53, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $7.0 million and $5.9 million, respectively.

A summary of the Company’s nonvested options at December 31, 2005, and changes during the three months ended March 31, 2006, is presented below:

		Weighted Average
		Grant Date
(In thousands, except per share data)	Options	Fair Value
Nonvested, beginning of year	13,086	$15.03
Granted	15	7.17
Vested	(2,011)	25.95
Forfeited	(438)	13.84

Nonvested, March 31	10,652	13.04

There were 34.5 million shares available for future grants under the various option plans at March 31, 2006. Vesting dates range from February 1996 to December 2010, and expiration dates range from April 2006 to December 2015 at exercise prices and average contractual lives as follows:

(In thousands of shares)		Weighted
		Average	Weighted		Weighted
	Outstanding	Remaining	Average	Exercisable	Average
	as of	Contractual	Exercise	as of	Exercise
Range of Exercise Prices	3/31/06	Life	Price	3/31/06	Price
$ .01 — $10.00	690	3.4	$5.90	690	$5.90
10.01 — 20.00	401	.8	15.66	401	15.66
20.01 — 30.00	3,373	2.2	25.75	3,233	25.70
30.01 — 40.00	10,734	6.3	32.55	2,381	33.12
40.01 — 50.00	18,834	3.0	44.94	16,736	45.04
50.01 — 60.00	3,755	3.7	55.35	3,694	55.38
60.01 — 70.00	2,002	1.9	64.49	2,002	64.49
70.01 — 80.00	529	4.1	76.57	529	76.57
80.01 — 91.35	51	.9	85.99	51	85.99

	40,369	3.8	41.49	29,717	43.90

Restricted Stock Awards
The Company began granting restricted stock awards to employees and directors of the Company and its affiliates in 2003. These common shares hold a legend which restricts their transferability for a term of from three to five years and are forfeited, except in certain circumstances, in the event the employee terminates his or her employment or relationship with the Company prior to the lapse of the restriction. The restricted stock awards were granted out of the Company’s stock option plans. Recipients of the restricted stock awards are entitled to all cash dividends as of the date the award was granted.
The following table presents a summary of the Company’s restricted stock outstanding at and restricted stock activity during the three months ended March 31, 2006 (“Price” reflects the weighted average share price at the date of grant):

	2006
(In thousands, except per share data)	Awards	Price
Outstanding, beginning of year	2,452	$32.62
Granted	3	28.70
Vested (restriction lapsed)	—	—
Forfeited	(46)	32.24

Outstanding, March 31	2,409	32.62

Subsidiary share based awards
Clear Channel Outdoor Holdings, Inc. (“CCO”), the Company’s 90% owned subsidiary, grants options to purchase shares of its Class A common stock to its employees and directors and its affiliates under its incentive stock plan at no less than the fair market value of the underlying stock on the date of grant. These options are granted for a term not exceeding ten years and are forfeited, except in certain circumstances, in the event the employee or director terminates his or her employment or relationship with CCO or one of its affiliates. These options generally vest over three to five years. The incentive stock plan contains anti-dilutive provisions that permit an adjustment of the number of shares of CCO’s common stock represented by each option for any change in capitalization.
Prior to the Initial Public Offering (“IPO”), CCO did not have any compensation plans under which it granted stock awards to employees. However, the Company had granted certain of CCO’s officers and other key employees stock options to purchase shares of the Company’s common stock. All prior options granted to CCO employees were converted into options to purchase CCO Class A common shares concurrent with the closing of the IPO.
The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on implied volatilities from traded options on CCO’s stock, historical volatility on CCO’s stock, and other factors. CCO uses historical data to estimate option exercises and employee terminations within the valuation model. Prior to the adoption of Statement 123(R), the Company recognized forfeitures as they occurred in its Statement 123 pro forma disclosures. Beginning January 1, 2006, the Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The expected life is based on historical data of options granted and represents the period of time that options granted are expected to be outstanding. The risk free rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the CCO’s options on the date of grant during the three months ended March 31, 2006:

Risk-free interest rate	4.58% - 4.64%
Dividend yield	0%
Volatility factors	27%
Expected life in years	5.0 – 7.5
The following table presents a summary of CCO’s stock options outstanding at and stock option activity during the three months ended March 31, 2006 (“Price” reflects the weighted average exercise price per share):

			Weighted Average	Aggregate
			Remaining	Intrinsic
(In thousands, except per share data)	Options	Price	Contractual Term	Value
Outstanding, beginning of year	8,509	$24.05
Granted	177	19.85
Exercised	—
Forfeited	(26)	21.23
Expired	(258)	31.14

Outstanding, March 31	8,402	23.71	4.8	$21,937

Exercisable, March 31	3,236	29.80	2.6	$756
Weighted average fair value per option granted	$6.55
A summary of CCO’s nonvested options at December 31, 2005, and changes during the three months ended March 31, 2006, is presented below:

		Weighted Average
		Grant Date
(In thousands, except per share data)	Options	Fair Value
Nonvested, beginning of year	5,634	$4.56
Granted	177	6.55
Vested	(619)	.94
Forfeited	(26)	4.40

Nonvested, March 31	5,166	5.05

There were 33.4 million shares available for future grants under CCO’s option plan at March 31, 2006. Vesting dates range from April 2004 to February 2011, and expiration dates range from April 2006 to February 2016 at exercise prices and average contractual lives as follows:

(In thousands of shares)		Weighted
		Average	Weighted		Weighted
	Outstanding	Remaining	Average	Exercisable	Average
	as of	Contractual	Exercise	as of	Exercise
Range of Exercise Prices	3/31/06	Life	Price	3/31/06	Price
$15.01 — $20.00	3,479	7.0	$17.97	43	$17.20
20.01 — 25.00	1,181	4.6	21.06	230	21.51
25.01 — 30.00	2,283	3.3	26.12	1,608	26.03
30.01 — 35.00	797	2.8	32.72	693	32.89
35.01 — 40.00	509	.9	37.93	509	37.93
40.01 — 45.00	114	3.9	42.80	114	42.80
45.01 — 50.00	39	.7	49.52	39	49.52

	8,402	4.8	23.71	3,236	29.80

CCO also grants restricted stock awards to employees and directors of CCO and its affiliates. These common shares hold a legend which restricts their transferability for a term of from three to five years and are forfeited, except in certain circumstances, in the event the employee terminates his or her employment or relationship with CCO prior to the lapse of the restriction. The restricted stock awards were granted out of the CCO’s stock option plan.
The following table presents a summary of CCO’s restricted stock outstanding at and restricted stock activity during the three months ended March 31, 2006 (“Price” reflects the weighted average share price at the date of grant):

	2006
(In thousands, except per share data)	Awards	Price
Outstanding, beginning of year	236	$18.00
Granted	5	19.85
Vested (restriction lapsed)	—	—
Forfeited	(1)	18.00

Outstanding, March 31	240	18.04

Unrecognized share based compensation cost
As of March 31, 2006, there was $64.5 million of unrecognized compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately three years.
Note 3: INTANGIBLE ASSETS AND GOODWILL
The Company has definite-lived intangible assets which consist primarily of transit and street furniture contracts and other contractual rights in the outdoor segments, talent and program right contracts in the radio segment, and contracts for non-affiliated radio and television stations in the Company’s media representation operations, all of which are amortized over the respective lives of the agreements. Other definite-lived intangible assets are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows.

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at March 31, 2006 and December 31, 2005:

	March 31, 2006		December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Transit, street furniture, and other outdoor contractual rights	$660,952	$428,971	$651,455	$408,018
Talent contracts	125,270	103,023	202,161	175,553
Representation contracts	317,181	143,711	313,004	133,987
Other	96,713	69,610	135,782	104,054

Total	$1,200,116	$745,315	$1,302,402	$821,612

Total amortization expense from definite-lived intangible assets for the three months ended March 31, 2006 and for the year ended December 31, 2005 was $35.3 million and $154.2 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2007	$84,729
2008	48,064
2009	41,258
2010	29,337
2011	24,218
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
          Goodwill
The Company tests goodwill for impairment using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the three-month period ended March 31, 2006:

		Americas	International
(In thousands)	Radio	Outdoor	Outdoor	Other	Total
Balance as of December 31, 2005	$6,321,394	$405,964	$343,611	$40,979	$7,111,948
Acquisitions	2,830	42,296	1,698	—	46,824
Dispositions	(2,433)	(57)	—	—	(2,490)
Foreign currency	—	—	5,632	—	5,632
Adjustments	(854)	—	309	5	(540)

Balance as of March 31, 2006	$6,320,937	$448,203	$351,250	$40,984	$7,161,374

Note 4: DERIVATIVE INSTRUMENTS
The Company holds a net purchased option (the “collar”) under a secured forward exchange contract that limits its exposure to and benefit from price fluctuations in XM Satellite Radio Holding, Inc. (“XMSR”) over the term of the contract. The collar is accounted for as a hedge of the forecasted sale of the underlying shares. At March 31, 2006 and December 31, 2005, the fair value of the collar was a liability recorded in “Other long-term obligations” of $75.6 million and $116.8 million, respectively, and the amount recorded in other comprehensive income (loss), net of tax, related to the change in fair value of the collar for the three months ended March 31, 2006 and the year ended December 31, 2005 was $25.6 million and $56.6 million, respectively.
The Company also holds options under two secured forward exchange contracts that limit its exposure to and benefit from price fluctuations in American Tower Corporation (“AMT”) over the terms of the contracts. These options are not designated as hedges of the underlying shares of AMT. The AMT contracts had a value of $2.9 million and $11.7 million at March 31, 2006 and December 31, 2005, respectively, recorded in “Other assets”. For the three months ended March 31, 2006 and year ended December 31, 2005, the Company recognized losses of $8.8 million and $18.2 million, respectively, in “Gain (loss) on marketable securities” related to the change in fair value of the options. To offset the change in the fair value of these contracts, the Company has recorded AMT shares as trading securities. During the three months ended March 31, 2006 and year ended December 31, 2005, the Company recognized gains of $6.5 million and $17.5 million, respectively, in “Gain (loss) on marketable securities” related to the change in the fair value of the shares.
As a result of the Company’s foreign operations, the Company is exposed to foreign currency exchange risks related to its investment in net assets in foreign countries. To manage this risk, the Company entered into two United States dollar — Euro cross currency swaps with an aggregate Euro notional amount of €706.0 million and a corresponding aggregate U.S. dollar notional amount of $877.7 million. These cross currency swaps had a value of $19.5 million at March 31, 2006, which was recorded in “Other long-term obligations”. These cross currency swaps require the Company to make fixed cash payments on the Euro notional amount while it receives fixed cash payments on the equivalent U.S. dollar notional amount, all on a semiannual basis. The Company has designated these cross currency swaps as a hedge of its net investment in Euro denominated assets. The Company selected the forward method under the guidance of the Derivatives Implementation Group Statement 133 Implementation Issue H8, Foreign Currency Hedges: Measuring the Amount of Ineffectiveness in a Net Investment Hedge. The forward method requires all changes in the fair value of the cross currency swaps and the semiannual cash payments to be reported as a cumulative translation adjustment in other comprehensive income (loss) in the same manner as the underlying hedged net assets. As of March 31, 2006, a $10.5 million loss, net of tax, was recorded as a cumulative translation adjustment to other comprehensive income (loss) related to the cross currency swap.
Note 5: RECENT DEVELOPMENTS
          Company Share Repurchase Program
On February 1, 2005 (“February 2005 Program”), the Company’s Board of Directors authorized its third share repurchase program of up to $1.0 billion effective immediately. On August 9, 2005, the Company’s Board of Directors authorized a $692.6 million increase to the existing balance of the February 2005 Program, bringing the authorized amount to an aggregate of $1.0 billion. On March 9, 2006, the Company’s Board of Directors authorized an additional share repurchase program, permitting it to repurchase an additional $600.0 million of its common stock. As of March 31, 2006, the Company had purchased 113.8 million shares for an aggregate purchase price of $3.8 billion, including commission and fees, under its repurchase programs.
          Debt Offering
On March 21, 2006 the Company completed a debt offering of $500.0 million 6.25% Senior Notes due 2011. Interest is payable on March 15 and September 15 of each year. The net proceeds of approximately $497.5 million were used to repay borrowings under the Company’s bank credit facility.

          Disposition of Assets
The Company disposed of programming rights in its radio broadcasting segment and recognized a gain of $22.5 million and exchanged assets in one of its Americas outdoor markets for assets located in a different market and recognized a gain of $17.1 million. Both of these gains were recorded in “Gain on disposition of assets — net” during the first quarter of 2006.
          Recent Legal Proceedings
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
On April 19, 2006, the Company received a letter of inquiry (“LOI”) from the Federal Communications Commission (the “FCC”) requesting information about whether consideration was provided by record labels to the Company in exchange for the broadcast of music without disclosure of such consideration to the public. The Company is cooperating with the FCC in responding to this request for information.
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
Note 6: RESTRUCTURING
The Company has restructuring liabilities related to its 2000 acquisition of AMFM Inc. (“AMFM”), and the 2002 acquisition of The Ackerley Group, Inc. (“Ackerley”). The balance at March 31, 2006 of $6.3 million was comprised of $0.7 million of severance costs and $5.6 million of lease termination costs. No amounts were paid and charged to severance during the three months ended March 31, 2006.
In addition to the AMFM and Ackerley restructurings, the Company restructured its outdoor operations in France in the third quarter of 2005. As a result, the Company recorded $26.6 million in restructuring costs as a component of selling, general and administrative expenses. Of the $26.6 million, $22.5 million was related to severance costs and $4.1 million was related to other costs. During 2006, $0.5 million of related costs were paid and charged to the restructuring accrual. As of March 31, 2006, the accrual balance was $21.1 million.
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
As discussed in Note 5, there are various lawsuits and claims pending against the Company. Based on current assumptions, the Company has accrued its estimate of the probable costs for the resolution of these claims. Future results of operations could be materially affected by changes in these assumptions.

Note 8: GUARANTEES
Within the Company’s $1.75 billion credit facility, there exists a $150.0 million sub-limit available to certain of the Company’s international subsidiaries. This $150.0 million sub-limit allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provides funds to the Company’s international operations for certain working capital needs. Subsidiary borrowings under this sub-limit are guaranteed by the Company. At March 31, 2006, this portion of the $1.75 billion credit facility’s outstanding balance was $15.4 million, which is recorded in “Long-term debt” on the Company’s financial statements.
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
The Company currently has guarantees that provide protection to its international subsidiary’s banking institutions related to overdraft lines up to approximately $39.9 million. As of March 31, 2006, no amounts were outstanding under these agreements.
As of March 31, 2006, the Company has outstanding commercial standby letters of credit and surety bonds of $142.4 million and $37.8 million, respectively. These letters of credit and surety bonds relate to various operational matters including insurance, bid, and performance bonds as well as other items. These letters of credit reduce the borrowing availability on the Company’s bank credit facilities, and are included in the Company’s calculation of its leverage ratio covenant under the bank credit facilities. The surety bonds are not considered as borrowings under the Company’s bank credit facilities.
Note 9: SEGMENT DATA
The Company has three reportable segments, which it believes best reflects how the Company is currently managed – radio broadcasting, Americas outdoor advertising and international outdoor advertising. The Americas outdoor advertising segment consists of our operations in the United States, Canada and Latin America, and the international outdoor segment includes operations in Europe, Asia, Africa and Australia. The category “other” includes television broadcasting, media representation and other general support services and initiatives. Revenue and expenses earned and charged between segments are recorded at fair value and eliminated in consolidation.

		Americas	International		Corporate and
	Radio	Outdoor	Outdoor		gain on disposition
(In thousands)	Broadcasting	Advertising	Advertising	Other	of assets - net	Eliminations	Consolidated
Three Months Ended March 31, 2006
Revenue	$808,896	$274,102	$324,267	$129,353	$—	$(32,236)	$1,504,382
Direct operating expenses	247,957	120,011	208,615	54,237	—	(18,034)	612,786
Selling, general and administrative expenses	298,255	48,194	82,611	58,290	—	(14,202)	473,148
Depreciation and amortization	33,877	42,232	54,088	16,721	4,372	—	151,290
Corporate expenses	—	—	—	—	41,524	—	41,524
Gain on disposition of assets — net	—	—	—	—	47,510	—	47,510

Operating income (loss)	$228,807	$63,665	$(21,047)	$105	$1,614	$—	$273,144

Intersegment revenues	$10,943	$1,821	$—	$19,472	$—	$—	$32,236
Identifiable assets	$12,077,099	$2,517,865	$2,132,607	$1,111,044	$663,504	$—	$18,502,119
Capital expenditures	$18,511	$14,220	$29,498	$1,878	$18	$—	$64,125

		Americas	International		Corporate and
	Radio	Outdoor	Outdoor		gain on disposition
(In thousands)	Broadcasting	Advertising	Advertising	Other	of assets - net	Eliminations	Consolidated
Three Months Ended March 31, 2005
Revenue	$773,562	$253,850	$325,109	$122,441	$—	$(27,152)	$1,447,810
Direct operating expenses	225,396	116,671	209,227	50,584	—	(13,796)	588,082
Selling, general and administrative expenses	286,023	44,925	84,672	54,490	—	(13,356)	456,754
Depreciation and amortization	35,694	43,103	55,163	16,750	4,685	—	155,395
Corporate expenses	—	—	—	—	35,967	—	35,967
Gain on disposition of assets — net	—	—	—	—	925	—	925

Operating income (loss)	$226,449	$49,151	$(23,953)	$617	$(39,727)	$—	$212,537

Intersegment revenues	$8,406	$1,680	$—	$17,066	$—	$—	$27,152
Identifiable assets	$12,192,128	$2,444,241	$2,092,529	$1,159,041	$313,061	$—	$18,201,000
Capital expenditures	$18,709	$15,343	$19,254	$3,670	$1,960	$—	$58,936
Revenue of $346.4 million and $339.4 million and identifiable assets of $2.3 billion and $2.4 billion derived from the Company’s foreign operations are included in the data above for the three months ended March 31, 2006 and 2005, respectively.
Note 10: SUBSEQUENT EVENTS
On April 26, 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.1875 per share on the Company’s Common Stock. The dividend is payable on July 15, 2006 to shareholders of record at the close of business on June 30, 2006.
From April 1, 2006 through May 5, 2006, 5.9 million shares were repurchased for an aggregate purchase price of $170.2 million, including commissions and fees, under the Company’s share repurchase program. At May 5, 2006 $342.4 million remained available for repurchase through the Company’s repurchase program authorized on March 9, 2006.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
          Our consolidated revenue increased $56.6 million during the three months ended March 31, 2006 as compared to the same period of 2005. The growth was led by $35.3 million from our radio broadcasting segment primarily from an increase in revenue per minute and average unit rates. Our Americas outdoor segment contributed $20.3 million to the growth primarily as a result of growth in average rates across most of our inventory. Revenue in our international outdoor segment declined $0.8 million. This included a decline from movements in foreign exchange of $29.5 million, partially offset by $15.4 million related to our consolidation of Clear Media Limited, a Chinese outdoor advertising company. We acquired a controlling majority interest in Clear Media during the third quarter of 2005 and began consolidating its results. We had previously accounted for Clear Media as an equity method investment.
          We adopted FAS 123(R), Share Based Payment, on January 1, 2006 under the modified-prospective approach which requires us to recognize non-cash compensation cost in the same line items as cash compensation in the 2006 financial statements for all options granted after the date of adoption as well as for any options that were granted prior to adoption but not yet vested. Under the modified-prospective approach, no stock option expense is reflected in the financial statements for 2005 attributable to these options. Non-cash compensation expense recognized in the financial statements during 2005 related primarily to restricted stock awards. As a result of adoption, we recognized $4.3 million, $4.5 million, and $3.4 million of non-cash compensation expense in direct operating, SG&A and corporate expenses, respectively, during the three months ended March 31, 2006. As of March 31, 2006, there was $64.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately three years. The following table details share based payments by segment for the three months ended March 31, 2006:

(In millions)
Radio Broadcasting
Direct Operating Expenses	$2.8
SG&A	3.5
Americas Outdoor Advertising
Direct Operating Expenses	$0.8
SG&A	0.3
International Outdoor Advertising
Direct Operating Expenses	$0.2
SG&A	0.1
Other
Direct Operating Expenses	$0.5
SG&A	0.6
Format of Presentation
          Management’s discussion and analysis of our results of operations and financial condition should be read in conjunction with the consolidated financial statements and related footnotes. Our discussion is presented on both a consolidated and segment basis. Our reportable operating segments are Radio Broadcasting, which includes our national syndication business, Americas Outdoor Advertising and International Outdoor Advertising. Included in the “other” segment are television broadcasting, our media representation business, Katz Media, as well as other general support services and initiatives.
          We manage our operating segments primarily focusing on their operating income, while corporate expenses, gain on disposition of assets — net, interest expense, gain (loss) on marketable securities, equity in earnings of nonconsolidated affiliates, other income (expense) – net, income tax benefit (expense), minority interest — net of tax, and discontinued operations are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.
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
          Management monitors macro level indicators to assess our radio operations’ performance. Due to the geographic diversity and autonomy of our markets, we have a multitude of market specific advertising rates and audience demographics. Therefore, management reviews average unit rates across our stations.
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
Americas and International Outdoor Advertising
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
          The significant expenses associated with our operations include (i) direct production, maintenance and installation expenses, (ii) site lease expenses for land under our displays and (iii) revenue-sharing or minimum guaranteed amounts payable under our street furniture and transit display contracts. Our direct production, maintenance and installation expenses include costs for printing, transporting and changing the advertising copy on our displays, the related labor costs, the vinyl and paper costs and the costs for cleaning and maintaining our displays. Vinyl and paper costs vary according to the complexity of the advertising copy and the quantity of displays. Our site lease expenses include lease payments for use of the land under our displays, as well as any revenue-sharing arrangements we may have with the landlords. The terms of our Americas site leases generally range from 1 to 50 years. Internationally, the terms of our site leases generally range from 3 to 15 years, but vary across our networks.

The comparison of Three Months Ended March 31, 2006 to Three Months Ended March 31, 2005 is as follows:

	Three Months Ended March 31,
(In thousands)	2006	2005
Revenue	$1,504,382	$1,447,810
Operating expenses:
Direct operating expenses (includes share based payments of $4,316 and $212 in 2006 and 2005, respectively, and excludes depreciation and amortization)	612,786	588,082
Selling, general and administrative expenses (includes share based payments of $4,450 and $0 in 2006 and 2005, respectively, and excludes depreciation and amortization)	473,148	456,754
Depreciation and amortization	151,290	155,395
Corporate expenses (includes share based payments of $3,403 and $1,289 in 2006 and 2005, respectively, and excludes depreciation and amortization)	41,524	35,967
Gain on disposition of assets — net	47,510	925

Operating income	273,144	212,537
Interest expense	114,376	106,649
Gain (loss) on marketable securities	(2,324)	(1,073)
Equity in earnings of nonconsolidated affiliates	6,909	5,633
Other income (expense) — net	(583)	1,440

Income before income taxes, minority interest, and discontinued operations	162,770	111,888
Income tax benefit (expense):
Current	(3,273)	(10,030)
Deferred	(63,463)	(34,166)

Income tax benefit (expense)	(66,736)	(44,196)
Minority interest income (expense), net of tax	780	(574)

Income before discontinued operations	96,814	67,118
Loss from discontinued operations, net	—	(19,236)

Net income	$96,814	$47,882

Consolidated Revenue
          Consolidated revenue increased $56.6 million during the three months ended March 31, 2006 as compared to the same period of 2005. The growth was led by $35.3 million from our radio broadcasting segment primarily from an increase in revenue per minute and average unit rates. Our Americas outdoor segment contributed $20.3 million to the growth primarily as a result of an increase in average rates across most of our inventory. Revenue in our international outdoor segment declined $0.8 million. This decline includes movements in foreign exchange of $29.5 million, partially offset by $15.4 million related to our consolidation of Clear Media Limited, a Chinese outdoor advertising company. We acquired a controlling majority interest in Clear Media during the third quarter of 2005 and began consolidating its results. We had previously accounted for Clear Media as an equity method investment.
Consolidated Direct Operating Expenses
          Consolidated direct operating expenses increased $24.7 million during the first quarter of 2006 as compared to the first quarter of 2005. Our radio broadcasting segment contributed $22.6 million principally from expenses related to programming initiatives. Our Americas outdoor segment contributed $3.3 million primarily from an increase in site-lease expense as well as $0.6 million from movements in foreign exchange. Direct operating expenses in our international outdoor segment declined $0.6 million primarily related to $19.5 million from foreign exchange movements, which was partially offset by $8.4 million related to our consolidation of Clear Media. Included in our consolidated direct operating expenses for 2006 is $4.3 million related to our adoption of FAS 123(R).
Consolidated Selling, General and Administrative Expenses, or SG&A
          SG&A increased $16.4 million during the first quarter of 2006 as compared to the first quarter of 2005. Our SG&A increased $12.2 million and $3.3 million in our radio and Americas segments, respectively, primarily from an increase in bonus and commission expenses associated with the increase in revenue. Included in our Americas segment is an increase of $0.2 million related to movements in foreign exchange. SG&A in our international segment declined $2.1 million primarily from $7.6 million related to movements in foreign exchange during the first quarter of 2006 compared to the same period of 2005. Partially offsetting this decline was $4.5 million related to our consolidation of Clear Media. Included in our consolidated SG&A for 2006 is $4.5 million related to our adoption of FAS 123(R).
Corporate Expenses
          Corporate expenses increased $5.6 million during the first quarter of 2006 compared to the same period of 2005. The increase primarily relates to an increase in share based payment expense of $2.1 million related to the adoption of FAS 123(R) and $1.1 million from an increase in bonus expenses and outside professional services.
Gain on Disposition of Assets — Net
          Gain on disposition of assets — net increased $46.6 million mostly related to $17.1 million in our Americas outdoor segment from the swap of assets in one of our markets for the assets of a third party located in a different market and $22.5 million in our radio segment primarily from the sale of programming rights in one of our markets, both of which occurred during the first quarter of 2006.
Interest Expense
          Interest expense increased $7.7 million primarily due to an increase in our weighted average cost of debt. Our weighted average cost of debt during the three months ended March 31, 2006 was 6.1% which compares to 5.6% during the same period of 2005.
Income Tax Benefit (Expense)
          Current tax expense decreased $6.8 million primarily due to current tax benefits of approximately $22.5 million recorded in the quarter ended March 31, 2006, related to the filing of an amended tax return and the disposition of certain operating assets in the period. The benefit was partially offset by additional current tax expense recorded in the quarter ended March 31, 2006 due to an increase in Income before income taxes of approximately $50.9 million.
          Deferred tax expense increased $29.3 million primarily due to deferred tax expense of approximately $22.5 million recorded in the quarter ended March 31, 2006, related to the filing of an amended tax return and the disposition of certain operating assets in the period.
Segment Revenue and Divisional Operating Expenses
Radio Broadcasting

	Three Months Ended March 31,		% Change
(In thousands)	2006	2005	2006 v. 2005
Revenue	$808,896	$773,562	5%
Direct operating expenses	247,957	225,396	10%
Selling, general and administrative expense	298,255	286,023	4%
Depreciation and amortization	33,877	35,694	(5%)

Operating income	$228,807	$226,449	1%

          Our radio broadcasting revenues increased 5% during the first quarter of 2006 as compared to the first quarter of 2005 primarily from an increase in both local and national advertising revenues. This growth was driven by an increase in revenue per minute and average unit rates. The number of 30 second and 15 second commercials broadcast as a percent of total minutes sold increased in the first quarter of 2006 as compared to the first quarter of 2005. Our larger markets (markets 1 — 50) were the main drivers of the radio revenue growth. Strong advertising categories during the first quarter of 2006 were services, entertainment and health and beauty. Non-cash trade revenues were essentially unchanged during the first quarter of 2006 as compared to the same period of 2005.
          Our radio broadcasting direct operating expenses increased $22.6 million for the first quarter of 2006 as compared to the first quarter of 2005. This growth includes non-cash compensation expense of $2.8 million as result of adopting FAS 123(R). Also contributing to the increase were increased costs of approximately $14.6 million from programming and other long-term initiatives. Our SG&A expenses increased $12.2 million primarily as a result of approximately $7.2 million in selling expenses as well as $3.5 million from the adoption of FAS 123(R).

Americas Outdoor Advertising

	Three Months Ended March 31,		% Change
(In thousands)	2006	2005	2006 v. 2005
Revenue	$274,102	$253,850	8%
Direct operating expenses	120,011	116,671	3%
Selling, general and administrative expenses	48,194	44,925	7%
Depreciation and amortization	42,232	43,103	(2%)

Operating income	$63,665	$49,151	30%

          Our Americas revenue increased 8% during the first quarter of 2006 as compared to the first quarter of 2005 primarily attributable to growth in average rates across most of our inventory. Local revenues performed better than national revenues during the quarter across the majority of our markets. Strong market revenue growth during the quarter included Los Angeles, San Francisco, Orlando, San Antonio and Cleveland. The Company’s Latin American markets also contributed to the revenue growth during the quarter. Strong advertising client categories included entertainment and amusements, business and consumer services and insurance and real estate.
          Direct operating expenses increased $3.3 million in the first quarter of 2006 over the first quarter of 2005 primarily from an increase in site-lease expense of approximately $3.4 million primarily associated with a new street furniture contract and the increase in revenue as well as $0.8 million related to the adoption of FAS 123(R). Partially offsetting this increase was a decline of $2.4 million in direct production expenses primarily from lower production expenses associated with our Spectacolor displays. Our SG&A expenses increased $3.3 million in the first quarter of 2006 over the first quarter of 2005 primarily from an increase in bonus and commission expenses of $2.9 million related to the increase in revenue, and an increase in non-cash compensation expense of $0.3 million related to the adoption of FAS 123(R).
International Outdoor Advertising

	Three Months Ended March 31,		% Change
(In thousands)	2006	2005	2006 v. 2005
Revenue	$324,267	$325,109	0%
Direct operating expenses	208,615	209,227	0%
Selling, general and administrative expenses	82,611	84,672	(2%)
Depreciation and amortization	54,088	55,163	(2%)

Operating income	$(21,047)	$(23,953)	N.A.

          Revenue in our international outdoor segment declined $0.8 million due to a decline in foreign exchange of approximately $29.5 million partially offset by $15.4 million in revenue related to our consolidation of Clear Media Limited, a Chinese outdoor advertising company as well as revenue growth primarily from our street furniture and billboard inventory. We acquired a controlling majority interest in Clear Media during the third quarter of 2005 and began consolidating its results. We had previously accounted for Clear Media as an equity method investment. Strong markets for the first quarter of 2006 as compared to the first quarter of 2005 included France, Italy and Australia.
          Direct operating expenses decreased $0.6 million during the first quarter of 2006 as compared to the first quarter of 2005. The decline was primarily attributable to foreign exchange movements of approximately $19.5 million. Before the effects of foreign exchange, our direct operating expenses increased primarily from $8.4 million related to our consolidation of Clear Media and an increase in site lease expenses primarily from the renewal of a street furniture contract in the United Kingdom. Also included in the increase is $0.2 million in non-cash compensation expense related to the adoption of FAS 123(R). Our SG&A expenses declined $2.1 million primarily attributable to foreign exchange movements of approximately $7.6 million. Before the effects of foreign exchange, our SG&A expenses increased primarily from $4.5 million related to our consolidation of Clear Media and $0.1 million in non-cash compensation expense related to the adoption of
FAS 123(R).

Reconciliation of Segment Operating Income (Loss) to Consolidated Operating Income

	Three Months Ended March 31,
(In thousands)	2006	2005
Radio Broadcasting	$228,807	$226,449
Americas Outdoor Advertising	63,665	49,151
International Outdoor Advertising	(21,047)	(23,953)
Other	105	617
Gain on disposition of assets — net	47,510	925
Corporate	(45,896)	(40,652)

Consolidated operating income	$273,144	$212,537

LIQUIDITY AND CAPITAL RESOURCES
     Cash Flow

	Three Months Ended March 31,
(In thousands)	2006	2005
Cash provided by (used in):
Operating activities	$444,712	$313,672
Investing activities	$(97,288)	$(41,894)
Financing activities	$(340,574)	$(252,804)
Discontinued operations	$—	$(744)
Operating Activities
          Cash flow from operating activities for the three months ended March 31, 2006 principally reflects net income of $96.8 million plus depreciation and amortization of $151.3 million. Also contributing to cash flow from operating activities is a decrease in income taxes receivable of $118.1 million primarily related to a tax refund from the overpayment of taxes in 2005 due to a foreign exchange loss from the restructuring of our international business in anticipation of our strategic realignment and from applying a portion of the capital loss generated from our spin-off of Live Nation to capital gains recognized in 2005. Cash flow from operating activities for the three months ended March 31, 2005 principally reflects income before discontinued operations of $67.1 million plus depreciation and amortization of $155.4 million. Cash flow from operating activities also reflects a positive change in working capital of approximately $60.0 million.
Investing Activities
          Cash used in investing activities for the three months ended March 31, 2006 principally reflects the acquisition of operating assets and property plant and equipment of $125.6 million. Cash used in investing activities for the three months ended March 31, 2005 principally reflects the acquisition of operating assets and property plant and equipment of $75.2 million
Financing Activities
          Cash used in financing activities for the three months ended March 31, 2006 principally reflects net draws on our credit facility of $127.2 million, net proceeds from our March, 2006 debt offering of $497.5 million offset by $876.3 million related to the purchase of our common stock and $100.9 million in dividends paid. Cash used in financing activities for the three months ended March 31, 2005 principally reflects net draws on our credit facility of $396.5 million offset by $593.9 million related to the purchase of our common stock and $70.9 million in dividends paid.
Discontinued Operations
          We completed the spin-off of Live Nation, our former live entertainment and sports representation businesses, on December 21, 2005. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, we reported the results of operations of these businesses during 2005 in discontinued operations on our Consolidated Statement of Operations and reclassified cash flows from these businesses to discontinued operations on our Consolidated Statement of Cash Flows.

Anticipated Cash Requirements
          We expect to fund anticipated cash requirements (including payments of principal and interest on outstanding indebtedness and commitments, acquisitions, anticipated capital expenditures, quarterly dividends and share repurchases) for the foreseeable future with cash flows from operations and various externally generated funds.
SOURCES OF CAPITAL
As of March 31, 2006 and December 31, 2005 we had the following debt outstanding:

	March 31,	December 31,
(In millions)	2006	2005
Credit facility	$419.4	$292.4
Long-term bonds (a)	7,018.0	6,537.0
Other borrowings	218.2	217.1

Total Debt	7,655.6	7,046.5
Less: Cash and cash equivalents	89.6	82.8

	$7,566.0	$6,963.7

(a)	Includes $9.7 million and $10.5 million in unamortized fair value purchase accounting adjustment premiums related to the merger with AMFM at March 31, 2006 and December 31, 2005, respectively. Also includes reductions of $47.0 million and $29.0 million related to fair value adjustments for interest rate swap agreements at March 31, 2006 and December 31, 2005, respectively.
Credit Facility
          We have a multi-currency revolving credit facility in the amount of $1.75 billion, which can be used for general working capital purposes including commercial paper support as well as to fund capital expenditures, share repurchases, acquisitions and the refinancing of public debt securities. At March 31, 2006, the outstanding balance on this facility was $419.4 million and, taking into account letters of credit of $140.6 million, $1.2 billion was available for future borrowings, with the entire balance to be repaid on July 12, 2009.
          During the three months ended March 31, 2006, we made principal payments totaling $926.8 million and drew down $1.1 billion on the credit facility. As of May 5, 2006, the credit facility’s outstanding balance was $693.7 million and, taking into account outstanding letters of credit, $920.1 million was available for future borrowings.
Debt Offering
          On March 21, 2006, we completed a debt offering of $500.0 million 6.25% Senior Notes due 2011. Interest is payable on March 15 and September 15 of each year. The net proceeds of approximately $497.5 million were used to repay borrowings under our bank credit facility.
Shelf Registration
          On April 22, 2004, we filed a Registration Statement on Form S-3 covering a combined $3.0 billion of debt securities, junior subordinated debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units. The shelf registration statement also covers preferred securities that may be issued from time to time by our three Delaware statutory business trusts and guarantees of such preferred securities by us. The SEC declared this shelf registration statement effective on April 26, 2004. After debt offerings on September 15, 2004, November 17, 2004, December 16, 2004 and March 21, 2006 $1.25 billion in securities remains available for issuance under this shelf registration statement.
Debt Covenants
          The significant covenants on our $1.75 billion five-year, multi-currency revolving credit facility relate to leverage and interest coverage contained and defined in the credit agreement. The leverage ratio covenant requires us to maintain a ratio of consolidated funded indebtedness to operating cash flow (as defined by the credit agreement) of less than 5.25x. The interest coverage covenant requires us to maintain a minimum ratio of operating cash flow (as defined by the credit agreement) to interest expense of 2.50x. In the event that we do not meet these covenants, we are considered to be in default on the credit facility at which time the credit facility may become immediately due. At March 31, 2006, our leverage and interest coverage ratios were 3.6x and 4.8x, respectively. This credit facility contains a cross default provision that would be triggered if we were to default on any other indebtedness greater than $200.0 million.
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
          At March 31, 2006, we were in compliance with all debt covenants. We expect to remain in compliance throughout 2006.
USES OF CAPITAL
          On August 9, 2005, we announced our intention to return approximately $1.6 billion of capital to shareholders through either share repurchases, a special dividend or a combination of both. Since announcing our intent through May 5, 2006, we have returned approximately $1.3 billion to shareholders by repurchasing 42.4 million shares of our common stock. Since announcing a share repurchase program in March 2004, we have repurchased approximately 119.8 million shares of our common stock for approximately $4.0 billion. Subject to our financial condition, market conditions, economic conditions and other factors, it remains our intention to return the remaining balance of the approximately $1.6 billion in capital to our shareholders through either share repurchases, a special dividend or a combination of both. We intend to fund any share repurchases and/or a special dividend from funds generated from the repayment of intercompany debt, the proceeds of any new debt offerings, available cash balances and cash flow from operations. The timing and amount of a special dividend, if any, is in the discretion of our Board of Directors and will be based on the factors described above.
Dividends
          Our Board of Directors declared quarterly cash dividends as follows:
          (In millions, except per share data)

	Amount
	per
Declaration	Common			Total
Date	Share	Record Date	Payment Date	Payment
October 26, 2005	0.1875	December 31, 2005	January 15, 2006	$100.9
February 14, 2006	0.1875	March 31, 2006	April 15, 2006	95.5
          Additionally, on April 26, 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.1875 per share on the Company’s Common Stock. The dividend is payable on July 15, 2006 to shareholders of record at the close of business on June 30, 2006.
Acquisitions
          During the three months ended March 31, 2006, we acquired a music scheduling company for $47.2 million in cash and $10.0 million of deferred purchase consideration. We also acquired outdoor display faces for $9.1 million in cash. In addition, our national representation firm acquired representation contracts for $5.2 million in cash.

Capital Expenditures
          Capital expenditures were $64.1 million and $58.9 million in the three months ended March 31, 2006 and 2005, respectively.

	Three Months Ended March 31, 2006 Capital Expenditures
		Americas	International
		Outdoor	Outdoor	Corporate and
(In millions)	Radio	Advertising	Advertising	Other	Total
Non-revenue producing	$18.5	$7.6	$11.1	$1.9	$39.1
Revenue producing	—	6.6	18.4	—	25.0

	$18.5	$14.2	$29.5	$1.9	$64.1

Treasury Stock Transactions
          Our Board of Directors approved two separate share repurchase programs during 2004, each for $1.0 billion. On February 1, 2005, our Board of Directors approved a third $1.0 billion share repurchase program. On August 9, 2005, our Board of Directors authorized an increase in and extension of the February 2005 program, which had $307.4 million remaining, by $692.6 million, for a total of $1.0 billion. On March 9, 2006, our Board of Directors authorized an additional share repurchase program, permitting us to repurchase $600.0 million of our common stock. This increase expires on March 9, 2007, although the program may be discontinued or suspended at any time. As of May 5, 2006, 119.8 million shares had been repurchased for an aggregate purchase price of $4.0 billion, including commissions and fees, under the share repurchase programs, with $342.4 million remaining available.
Commitments, Contingencies and Guarantees
     Commitments and Contingencies
          There are various lawsuits and claims pending against us. Based on current assumptions, we have accrued an estimate of the probable costs for the resolution of these claims. Future results of operations could be materially affected by changes in these assumptions.
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
Market Risk
     Interest Rate Risk
          At March 31, 2006, approximately 25% of our long-term debt, including fixed-rate debt on which we have entered into interest rate swap agreements, bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the quarter’s average interest rate under these borrowings, it is estimated that our interest expense for the three months ended March 31, 2006 would have changed by $9.6 million and that our net income for the three months ended March 31, 2006 would have changed by $5.6 million. In the event of an adverse change in interest rates, management may take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this interest rate analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.
          At March 31, 2006, we had entered into interest rate swap agreements with a $1.3 billion aggregate notional amount that effectively float interest at rates based upon LIBOR. These agreements expire from February 2007 to March 2012. The fair value of these agreements at March 31, 2006 was a liability of $47.0 million.
     Equity Price Risk
          The carrying value of our available-for-sale and trading equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at March 31, 2006 by $54.8 million and would change accumulated comprehensive income (loss) and net income by $25.1 million and $7.2 million, respectively. At March 31, 2006, we also held $18.2 million of investments that do not have a quoted market price, but are subject to fluctuations in their value.

          We maintain derivative instruments on certain of our available-for-sale and trading equity securities to limit our exposure to and benefit from price fluctuations on those securities.
     Foreign Currency
          We have operations in countries throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. To mitigate a portion of the exposure of international currency fluctuations, we maintain a natural hedge through borrowings in currencies other than the U.S. dollar. In addition, we have U.S. dollar – Euro cross currency swaps which are also designated as a hedge of our net investment in foreign denominated assets. These hedge positions are reviewed monthly. Our foreign operations reported a net loss of $16.3 million for the three months ended March 31, 2006. It is estimated that a 10% change in the value of the U.S. dollar to foreign currencies would change net income for the three months ended March 31, 2006 by $1.6 million.
          Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of our investments in various countries, all of which are accounted for under the equity method. It is estimated that the result of a 10% fluctuation in the value of the dollar relative to these foreign currencies at March 31, 2006 would change our equity in earnings of nonconsolidated affiliates by $0.7 million and would change our net income by approximately $0.4 million for the three months ended March 31, 2006.
          This analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.
Recent Accounting Pronouncements
          In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments (“Statement 155”). Statement 155 is an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“Statement 133”) and FASB Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“Statement 140”) and allows companies to elect to measure at fair value entire financial instruments containing embedded derivatives that would otherwise have to be accounted for separately. Statement 155 also requires companies to identify interest in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest- and principal-only strips are subject to Statement 133, and amends Statement 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivatives. Statement 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We will adopt Statement 155 on January 1, 2007 and anticipate that adoption will not materially impact our financial position or results of operations.
Critical Accounting Policies
          Management believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Due to the implementation of FAS 123 (R), we identified a new critical accounting policy related to share-based compensation, which is listed below. Our other critical accounting policies and estimates are disclosed in the Note A of our Annual Report on Form 10-K for the year ended December 31, 2005.
     Stock Based Compensation
          We account for stock based compensation in accordance with FAS 123(R). Under the fair value recognition provisions of this statement, stock based compensation cost is measured at the grant date based on the value of the award and is recognized as expense on a straight-line basis over the vesting period. Determining the fair value of share-based awards at the grant date requires assumptions and judgments about expected volatility and forfeiture rates, among other factors. If actual results differ significantly from these estimates, our results of operations could be materially impacted.
Inflation
          Inflation has affected our performance in terms of higher costs for wages, salaries and equipment. Although the exact impact of inflation is indeterminable, we believe we have offset these higher costs in various manners.

Ratio of Earnings to Fixed Charges
          The ratio of earnings to fixed charges is as follows:

Three Months Ended
March 31,		Year Ended December 31,
2006	2005	2005	2004	2003	2002	2001
1.79	1.57	2.32	2.86	3.64	2.59	*

*	For the year ended December 31, 2001, fixed charges exceeded earnings before income taxes and fixed charges by $1.1 billion.
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
          A wide range of factors could materially affect future developments and performance, including:
•	the impact of general economic and political conditions in the U.S. and in other countries in which we currently do business, including those resulting from recessions, political events and acts or threats of terrorism or military conflicts;

•	the impact of the geopolitical environment;

•	our ability to integrate the operations of recently acquired companies;

•	shifts in population and other demographics;

•	industry conditions, including competition;

•	fluctuations in operating costs;

•	technological changes and innovations;

•	changes in labor conditions;

•	fluctuations in exchange rates and currency values;

•	capital expenditure requirements;

•	the outcome of pending and future litigation settlements;

•	legislative or regulatory requirements;

•	interest rates;

•	the effect of leverage on our financial position and earnings;

•	taxes;

•	access to capital markets; and

•	certain other factors set forth in our filings with the Securities and Exchange Commission, including our Annual Report for the year ended December 31, 2005.
          This list of factors that may affect future performance and the accuracy of forward-looking statements are illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.
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

Part II — OTHER INFORMATION
Item 1. Legal Proceedings
          On April 19, 2006, we received a letter of inquiry (“LOI”) from the Federal Communications Commission (the “FCC”) requesting information about whether consideration was provided by record labels to us in exchange for the broadcast of music without disclosure of such consideration to the public. We are cooperating with the FCC in responding to this request for information.
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
Item 1A. Risk Factors
          For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Additional information relating to risk factors is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Risks Regarding Forward Looking Statements.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          (c) Purchases of Equity Securities by the Issuer and Affiliated Purchases.
          On February 1, 2005, we publicly announced that our Board of Directors authorized a share repurchase program of up to $1.0 billion effective immediately. On August 9, 2005, our Board of Directors authorized an increase in and extension of the February 2005 program, which had $307.4 million remaining, by $692.6 million, for a total of $1.0 billion. On March 9, 2006, our Board of Directors authorized an additional share repurchase program, permitting us to repurchase an additional $600.0 million of our common stock. This increase expires on March 9, 2007, although the program may be discontinued or suspended at anytime prior to its expiration. During the three months ended March 31, 2006, we repurchased the following shares:

			Total Number of	Maximum Dollar Value of
	Total Number		Shares Purchased as	Shares that May Yet Be
	of Shares	Average Price	Part of Publicly	Purchased Under the
Period	Purchased	Paid per Share	Announced Programs	Programs
January 1 through January 31	9,237,900	$31.26	9,237,900	$500,185,480
February 1 through February 28	12,412,000	$28.79	12,412,000	$142,853,211
March 1 through March 31	7,969,000	$28.89	7,969,000	$512,623,854
Total	29,618,900		29,618,900
Item 6. Exhibits
          See Exhibit Index on Page 32

Signatures
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL COMMUNICATIONS, INC.

May 10, 2006	/s/ Randall T. Mays Randall T. Mays
President and
Chief Financial Officer

May 10, 2006	/s/ Herbert W. Hill, Jr. Herbert W. Hill, Jr.
Senior Vice President and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Current Articles of Incorporation of the Company (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-3 (Reg. No. 333-33371) dated September 9, 1997).

3.2	Sixth Amended and Restated Bylaws of the Company (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated December 21, 2005).

3.3	Amendment to the Company’s Articles of Incorporation (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Second Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

3.5	Third Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000).

4.1	Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B.J. McCombs, John M. Schaefer and John W. Barger, dated August 3, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.2	Waiver and Second Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated August 17, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.3	Waiver and Third Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated July 26, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.4	Waiver and Fourth Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated September 27, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.5	Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B. J. McCombs, John M. Schaefer and John W. Barger, dated May 31, 1977 (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-1 (Reg. No. 33-289161) dated April 19, 1984).

4.6	Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

4.7	Second Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

4.8	Third Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

4.9	Ninth Supplemental Indenture dated September 12, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

Exhibit
Number	Description
4.10	Tenth Supplemental Indenture dated October 26, 2001, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

4.11	Eleventh Supplemental Indenture dated January 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.12	Twelfth Supplemental Indenture dated March 17, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated March 18, 2003).

4.13	Thirteenth Supplemental Indenture dated May 1, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated May 2, 2003).

4.14	Fourteenth Supplemental Indenture dated May 21, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated May 22, 2003).

4.15	Fifteenth Supplemental Indenture dated November 5, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated November 14, 2003).

4.16	Sixteenth Supplemental Indenture dated December 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated December 10, 2003).

4.17	Seventeenth Supplemental Indenture dated September 15, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated September 15, 2004).

4.18	Eighteenth Supplemental Indenture dated November 22, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated November 17, 2004).

4.19	Nineteenth Supplemental Indenture dated December 13, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated December 13, 2004).

4.20	Twentieth Supplemental Indenture dated March 21, 2006, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated March 21, 2006).

10.1	Clear Channel Communications, Inc. 1994 Incentive Stock Option Plan (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-8 dated November 20, 1995).

Exhibit
Number	Description
10.2	Clear Channel Communications, Inc. 1994 Nonqualified Stock Option Plan (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-8 dated November 20, 1995).

10.3	The Clear Channel Communications, Inc. 1998 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive 14A Proxy Statement dated March 24, 1998).

10.4	The Clear Channel Communications, Inc. 2000 Employee Stock Purchase Plan (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.5	The Clear Channel Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive 14A Proxy Statement dated March 20, 2001).

10.6	Form of 2001 Stock Incentive Plan Stock Option Agreement for a Stock Option with a Ten Year Term (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated January 12, 2005).

10.7	Form of 2001 Stock Incentive Plan Stock Option Agreement for a Stock Option with a Seven Year Term (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated January 12, 2005).

10.8	Form of 2001 Stock Incentive Plan Restricted Stock Award Agreement (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated January 12, 2005).

10.9	Registration Rights Agreement dated as of October 2, 1999, among Clear Channel and Hicks, Muse, Tate & Furst Equity Fund II, L.P., HM2/HMW, L.P., HM2/Chancellor, L.P., HM4/Chancellor, L.P., Capstar Broadcasting Partners, L.P., Capstar BT Partners, L.P., Capstar Boston Partners, L.L.C., Thomas O. Hicks, John R. Muse, Charles W. Tate, Jack D. Furst, Michael J. Levitt, Lawrence D. Stuart, Jr., David B Deniger and Dan H. Blanks (incorporated by reference to Annex C to Clear Channel Communications, Inc.’s, Registration Statement on Form S-4 (Reg. No. 333-32532) dated March 15, 2000).

10.10	Employment Agreement by and between Clear Channel Communications, Inc. and Paul Meyer dated August 5, 2005 (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated August 5, 2005).

10.11	Employment Agreement by and between Clear Channel Communications, Inc. and John Hogan dated February 18, 2004 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K filed March 15, 2004).

10.12	Amended and Restated Employment Agreement by and between Clear Channel Communications, Inc. and L. Lowry Mays dated March 10 2005 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K filed March 11, 2005).

10.13	Amended and Restated Employment Agreement by and between Clear Channel Communications, Inc. and Mark P. Mays dated March 10, 2005 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K filed March 11, 2005).

10.14	Amended and Restated Employment Agreement by and between Clear Channel Communications, Inc. and Randall T. Mays dated March 10, 2005 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K filed March 11, 2005).

Exhibit
Number	Description
10.15	Credit agreement among Clear Channel Communications, Inc., Bank of America, N.A., as Administrative Agent, Offshore Sub-Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, as Syndication Agent, and certain other lenders dated July 13, 2004 (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K filed September 17, 2004).

10.16	Shareholder’s Agreement by and between Clear Channel Communications, Inc. and L. Lowry Mays dated March 10, 2004 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K filed March 15, 2004).

10.17	Shareholders’ Agreement by and among Clear Channel Communications, Inc., Thomas O. Hicks and certain other shareholders affiliated with Mr. Hicks dated March 10, 2004 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K filed March 15, 2004).

11	Statement re: Computation of Per Share Earnings.

12	Statement re: Computation of Ratios.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.