Form 10-Q
period 2006-06-30
CLEAR CHANNEL COMMUNICATIONS INC
filed 2006-08-09
CIK 739708

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2006

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each class of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2006

Common Stock, $.10 par value	496,296,787

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

PART I
Item 1. UNAUDITED FINANCIAL STATEMENTS
CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$104,691	$82,786
Accounts receivable, net of allowance of $50,598 in 2006 and $47,061 in 2005	1,596,941	1,505,650
Prepaid expenses	103,727	114,452
Other current assets	304,658	278,294
Income taxes receivable	205,761	417,112

Total Current Assets	2,315,778	2,398,294

PROPERTY, PLANT AND EQUIPMENT
Land, buildings and improvements	897,515	863,133
Structures	3,449,016	3,327,326
Towers, transmitters and studio equipment	879,185	881,070
Furniture and other equipment	561,710	599,296
Construction in progress	96,421	91,789

	5,883,847	5,762,614
Less accumulated depreciation	2,649,974	2,506,965

	3,233,873	3,255,649

INTANGIBLE ASSETS
Definite-lived intangibles, net	483,935	480,790
Indefinite-lived intangibles — licenses	4,327,069	4,312,570
Indefinite-lived intangibles — permits	264,117	207,921
Goodwill	7,284,987	7,111,948

OTHER ASSETS
Notes receivable	9,900	8,745
Restricted cash	81,333	—
Investments in, and advances to, nonconsolidated affiliates	310,012	300,223
Other assets	272,429	302,655
Other investments	229,579	324,581

Total Assets	$18,813,012	$18,703,376

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY
(In thousands)

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
CURRENT LIABILITIES
Accounts payable	$134,927	$250,563
Accrued expenses	823,227	731,105
Accrued interest	110,664	97,515
Current portion of long-term debt	1,109,466	891,185
Deferred income	172,677	116,670
Other current liabilities	16,712	20,275

Total Current Liabilities	2,367,673	2,107,313

Long-term debt	6,802,245	6,155,363
Other long-term obligations	84,141	119,655
Deferred income taxes	628,622	528,259
Other long-term liabilities	729,234	675,962

Minority interest	311,173	290,362
Commitment and contingent liabilities (Note 7)

SHAREHOLDERS’ EQUITY
Common Stock	50,161	53,829
Additional paid-in capital	26,883,315	27,945,725
Retained deficit	(19,266,610)	(19,371,411)
Accumulated other comprehensive income	226,356	201,928
Cost of shares held in treasury	(3,298)	(3,609)

Total Shareholders’ Equity	7,889,924	8,826,462

Total Liabilities and Shareholders’ Equity	$18,813,012	$18,703,376

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Revenue	$3,355,029	$3,170,542	$1,850,647	$1,722,732
Operating expenses:
Direct operating expenses (includes share-based payments of $8,698, $212, $4,382 and $0 for the six and three months ended June 30, 2006 and 2005, respectively, and excludes depreciation and amortization)	1,265,556	1,199,500	652,770	611,418
Selling, general and administrative expenses (includes share-based payments of $8,926, $0, $4,476 and $0 for the six and three months ended June 30, 2006 and 2005, respectively, and excludes depreciation and amortization)	985,490	937,956	512,342	481,202
Depreciation and amortization	309,548	308,103	158,258	152,708
Corporate expenses (includes share-based payments of $5,735, $2,706, $2,332 and $1,417 for the six and three months ended June 30, 2006 and 2005, respectively, and excludes depreciation and amortization)	91,015	78,341	49,491	42,374
Gain (loss) on disposition of assets — net	47,085	5,816	(425)	4,891

Operating income	750,505	652,458	477,361	439,921
Interest expense	237,674	211,707	123,298	105,058
Gain (loss) on marketable securities	(3,324)	537	(1,000)	1,610
Equity in earnings of nonconsolidated affiliates	16,486	17,595	9,577	11,962
Other income (expense) — net	(5,216)	9,145	(4,633)	7,705

Income before income taxes, minority interest, and discontinued operations	520,777	468,028	358,007	356,140
Income tax benefit (expense):
Current	(114,103)	(117,968)	(110,830)	(107,938)
Deferred	(99,416)	(66,904)	(35,953)	(32,738)

Income tax benefit (expense)	(213,519)	(184,872)	(146,783)	(140,676)
Minority interest income (expense), net of tax	(12,956)	(2,803)	(13,736)	(2,229)

Income before discontinued operations	294,302	280,353	197,488	213,235
Income (loss) from discontinued operations, net	—	(11,739)	—	7,497

Net income	$294,302	$268,614	$197,488	$220,732

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	26,386	(114,568)	17,297	(61,339)
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	(62,959)	(18,973)	(38,901)	12,058
Unrealized holding gain (loss) on cash flow derivatives	61,001	22,157	35,437	(7,591)
Adjustment for (gain) loss included in net income (loss)	—	—	—	—

Comprehensive income (loss)	$318,730	$157,230	$211,321	$163,860

Net income per common share:
Income before discontinued operations — Basic	$.58	$.51	$.39	$.39
Discontinued operations — Basic	—	(.02)	—	.02

Net income — Basic	$.58	$.49	$.39	$.41

Income before discontinued operations — Diluted	$.58	$.51	$.39	$.39
Discontinued operations — Diluted	—	(.02)	—	.01

Net income — Diluted	$.58	$.49	$.39	$.40

Dividends declared per share	$.375	$.3125	$.1875	$.1875
See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2006	2005
Cash Flows from operating activities:
Net income	$294,302	$268,614
Add: Loss from discontinued operations, net	—	11,739

	294,302	280,353

Reconciling Items:
Depreciation and amortization	309,548	308,103
Deferred taxes	99,416	66,904
(Gain) loss on disposal of assets	(47,085)	(5,816)
(Gain) loss forward exchange contract	11,406	4,731
(Gain) loss on trading securities	(8,082)	(5,268)
Other reconciling items — net	33,035	(17,148)
Changes in operating assets and liabilities:
Federal income tax refund	133,336	—
Decrease in income taxes receivable	82,010	—
Increase in income taxes payable	—	72,439
Changes in other operating assets and liabilities, net of effects of acquisitions	(79,509)	(84,215)

Net cash provided by operating activities	828,377	620,083
Cash flows from investing activities:
Increase in restricted cash	(81,333)	—
Decrease (increase) in notes receivable — net	(1,155)	192
Decrease (increase) in investments in and advances to nonconsolidated affiliates — net	2,731	4,859
Purchases of investments	(576)	(207)
Proceeds from sale of investments	—	370
Purchases of property, plant and equipment	(155,734)	(133,276)
Proceeds from disposal of assets	60,568	13,446
Acquisition of operating assets, net of cash acquired	(168,807)	(82,919)
Decrease (increase) in other — net	(66,905)	15,870

Net cash used in investing activities	(411,211)	(181,665)
Cash flows from financing activities:
Draws on credit facilities	1,943,270	993,188
Payments on credit facilities	(1,509,325)	(436,946)
Proceeds from long-term debt	506,159	—
Payments on long-term debt	(49,287)	—
Payments for purchase of common shares	(1,103,737)	(859,140)
Proceeds from exercise of stock options, stock purchase plan, common stock warrants, and other	14,036	18,586
Dividends paid	(196,377)	(139,760)

Net cash used in financing activities	(395,261)	(424,072)
Cash flows from discontinued operations:
Net cash provided by operating activities	—	78,300
Net cash used in investing activities	—	(54,604)
Net cash provided by (used in) financing activities	—	—

Net cash provided by discontinued operations	—	23,696

Net increase in cash and cash equivalents	21,905	38,042
Cash and cash equivalents at beginning of period	82,786	31,339

Cash and cash equivalents at end of period	$104,691	$69,381

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Preparation of Interim Financial Statements
The consolidated financial statements were prepared by Clear Channel Communications, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K.
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
Certain Reclassifications
The Company has reclassified prior year operating gains and losses to be included as a component of operating income, reclassified share-based compensation to be included in the same operating expense line items as cash compensation, reclassified minority interest expense below its provision for income taxes and reclassified certain other assets to current assets to conform to current year presentation. The Company completed the spin-off of its live entertainment and sports representation businesses (now operating as Live Nation, Inc.) on December 21, 2005. The historical results of these businesses have been reflected as discontinued operations in the underlying financial statements and related disclosures for all periods presented. As a result, the historical footnote disclosures have been revised to exclude amounts related to these businesses. The following table presents summarized financial results for these businesses during the six and three months ended June 30, 2005:

(In millions)	Six Months	Three Months
Revenue (including sales to other Company segments of $0.5 million and $0.4 million for the six and three months ended June 30, respectively)	$1,180.2	$739.4
Income (loss) before income taxes	$(19.4)	$12.4
Income tax benefit (expense)	$7.7	$(4.9)
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
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 requires that entities recognize in their financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings upon adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 on January 1, 2007 and is currently evaluating the impact FIN 48 will have on its financial position and results of operations.
Note 2: SHARE-BASED PAYMENTS
The Company has granted options to purchase its common stock to employees and directors of the Company and its affiliates under various stock option plans typically at no less than the fair value of the underlying stock on the date of grant. These options are granted for a term not exceeding ten years and are forfeited, except in certain circumstances, in the event the employee or director terminates his or her employment or relationship with the Company or one of its affiliates. These options generally vest over three to five years. All option plans contain anti-dilutive provisions that permit an adjustment of the number of shares of the Company’s common stock represented by each option for any change in capitalization.
The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“Statement 123(R)”), on January 1, 2006, using the modified-prospective-transition method. The fair value of the options is estimated using a Black-Scholes option-pricing model and amortized straight-line to expense over five years. Prior to January 1, 2006, the Company accounted for its share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“Statement 123”). Under that method, when options are granted with a strike price equal to or greater than market price on date of issuance, there is no impact on earnings either on the date of grant or thereafter, absent modification to the options. The amounts recorded as share-based payments prior to adopting Statement 123(R) primarily related to the expense associated with restricted stock awards. Under the modified-prospective-transition method, compensation cost recognized beginning in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.
As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes, minority interest and discontinued operations for the six and three months ended June 30, 2006, was $16.0 million and $7.5 million lower, respectively, and net income for the six and three months ended June 30, 2006, was $9.4 million and $4.4 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the six months ended June 30, 2006 were $.02 and $.02 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three months ended June 30, 2006 were $.01 and $.01 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25.
Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The excess tax benefit that is required to be classified as a financing cash inflow after adoption of Statement 123(R) is not material.

The following table illustrates the effect on net income and earnings per share for the six and three months ended June 30, 2005 as if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options, excluding restricted stock awards, is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

	Six Months	Three Months
	Ended	Ended
(In thousands, except per share data)	June 30, 2005	June 30, 2005
Income before discontinued operations:
Reported	$280,353	$213,235
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,765	857
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	15,100	6,536

Pro Forma	$267,018	$207,556

Income (loss) from discontinued operations, net:
Reported	$(11,739)	$7,497
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	315	156
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2,639	1,146

Pro Forma	$(14,063)	$6,507

Income before discontinued operations per common share:
Basic:
Reported	$.51	$.39
Pro Forma	$.48	$.38
Diluted:
Reported	$.51	$.39
Pro Forma	$.48	$.38

Discontinued operations, net per common share:
Basic:
Reported	$(.02)	$.02
Pro Forma	$(.03)	$.01

Diluted:
Reported	$(.02)	$.01
Pro Forma	$(.03)	$.01

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility on the Company’s stock, and other factors. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The risk free rate for periods equal to the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the six months ended June 30, 2006 and 2005:

	2006	2005
Expected volatility	25%	25%
Expected life in years	5.0 — 7.5	5.0 - 7.5
Risk-free interest rate	4.61% - 5.1%	3.76% - 4.15%
Dividend yield	2.61% - 2.65%	1.46% - 2.30%
The following table presents a summary of the Company’s stock options outstanding at and stock option activity during the six months ended June 30, 2006 (“Price” reflects the weighted average exercise price per share):

			Weighted Average	Aggregate
			Remaining	Intrinsic
(In thousands, except per share data)	Options	Price	Contractual Term	Value
Outstanding, beginning of year	42,696	$41.34
Granted	16	28.68
Exercised (a)	(787)	17.89
Forfeited	(707)	36.21
Expired	(2,244)	51.87

Outstanding, June 30	38,974	41.30	3.6	$40,268

Exercisable, June 30	28,614		2.7	$38,135
Weighted average fair value per option granted	$7.18

(a)	Cash received from option exercises for the six months ended June 30, 2006 and 2005 was $14.1 million and $14.8 million, respectively. The Company received an income tax benefit of $0.9 million and $0.05 million relating to the options exercised during the six months ended June 30, 2006 and 2005, respectively.
The weighted average grant date fair value of options granted during the six months ended June 30, 2006 and 2005 was $7.18 and $8.53, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $9.1 million and $7.3 million, respectively.
A summary of the Company’s nonvested options at December 31, 2005, and changes during the six months ended June 30, 2006, is presented below:

		Weighted Average
		Grant Date
(In thousands, except per share data)	Options	Fair Value
Nonvested, beginning of year	13,086	$15.03
Granted	16	7.18
Vested	(2,035)	25.86
Forfeited	(707)	14.51

Nonvested, June 30	10,360	12.93

There were 35.7 million shares available for future grants under the various option plans at June 30, 2006. Vesting dates range from February 1997 to April 2011, and expiration dates range from July 2006 to April 2016 at exercise prices and average contractual lives as follows:
(In thousands of shares)

				Weighted
				Average	Weighted		Weighted
			Outstanding	Remaining	Average	Exercisable	Average
			as of	Contractual	Exercise	as of	Exercise
Range of Exercise Prices			6/30/06	Life	Price	6/30/06	Price
$.01	—	$10.00	690	3.2	$5.90	690	$5.90
10.01	—	20.00	294	0.6	16.43	294	16.43
20.01	—	30.00	3,252	2.0	25.76	3,111	25.71
30.01	—	40.00	10,531	6.0	32.54	2,369	33.13
40.01	—	50.00	18,450	2.8	44.96	16,437	45.06
50.01	—	60.00	3,661	3.5	55.34	3,617	55.37
60.01	—	70.00	1,516	2.3	64.10	1,516	64.10
70.01	—	80.00	529	3.8	76.57	529	76.57
80.01	—	91.35	51	0.7	85.99	51	85.99

			38,974	3.6	41.30	28,614	43.69

Restricted Stock Awards
The Company began granting restricted stock awards to employees and directors of the Company and its affiliates in 2003. These common shares hold a legend which restricts their transferability for a term of from three to five years and are forfeited, except in certain circumstances, in the event the employee or director terminates his or her employment or relationship with the Company prior to the lapse of the restriction. The restricted stock awards were granted out of the Company’s stock option plans. Recipients of the restricted stock awards are entitled to all cash dividends as of the date the award was granted.
The following table presents a summary of the Company’s restricted stock outstanding at and restricted stock activity during the six months ended June 30, 2006 (“Price” reflects the weighted average share price at the date of grant):
(In thousands, except per share data)

	2006
	Awards	Price
Outstanding, beginning of year	2,452	$32.62
Granted	7	28.49
Vested (restriction lapsed)	(2)	28.37
Forfeited	(66)	22.03

Outstanding, June 30	2,391	32.91

Subsidiary Share-Based Awards
Clear Channel Outdoor Holdings, Inc. (“CCO”), a subsidiary of the Company, grants options to purchase shares of its Class A common stock to its employees and directors and its affiliates under its incentive stock plan typically at no less than the fair market value of the underlying stock on the date of grant. These options are granted for a term not exceeding ten years and are forfeited, except in certain circumstances, in the event the employee or director terminates his or her employment or relationship with CCO or one of its affiliates. These options generally vest over three to five years. The incentive stock plan contains anti-dilutive provisions that permit an adjustment of the number of shares of CCO’s common stock represented by each option for any change in capitalization.
Prior to CCO’s Initial Public Offering (“IPO”), CCO did not have any compensation plans under which it granted stock awards to employees. However, the Company had granted certain of CCO’s officers and other key employees stock options to purchase shares of the Company’s common stock. All outstanding options to purchase shares of the Company’s common stock held by CCO employees were converted using an intrinsic value method into options to purchase shares of CCO Class A common shares concurrent with the closing of CCO’s IPO.
The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on implied volatilities from traded options on CCO’s stock, historical volatility on CCO’s stock, and other factors. The expected life is based on historical data of options granted and represents the period of time that options granted are expected to be outstanding. CCO uses historical data to estimate option exercises and employee terminations within the valuation model. Prior to the adoption of Statement 123(R), the Company recognized forfeitures as they occurred in its Statement 123 pro forma disclosures. Beginning January 1, 2006, the Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The risk free rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the CCO’s options on the date of grant during the six months ended June 30, 2006:

Expected volatility factors	27%
Expected life in years	5.0 – 7.5
Risk-free interest rate	4.58% - 5.08%
Dividend yield	0%
The following table presents a summary of CCO’s stock options outstanding at and stock option activity during the six months ended June 30, 2006 (“Price” reflects the weighted average exercise price per share):
(In thousands, except per share data)

			Weighted Average	Aggregate
			Remaining	Intrinsic
	Options	Price	Contractual Term	Value
Outstanding, beginning of year	8,509	$24.05
Granted	177	19.85
Exercised	(1)	20.85
Forfeited	(170)	21.66
Expired	(371)	32.29

Outstanding, June 30	8,144	23.61	4.7	$21,531

Exercisable, June 30	3,150		2.5	$217
Weighted average fair value per option granted	$6.55
A summary of CCO’s nonvested options at December 31, 2005, and changes during the six months ended June 30, 2006, is presented below:
(In thousands, except per share data)

		Weighted Average
		Grant Date
	Options	Fair Value
Nonvested, beginning of year	5,634	$4.56
Granted	177	6.55
Vested	(647)	.87
Forfeited	(170)	4.06

Nonvested, June 30	4,994	5.15

There were 33.6 million shares available for future grants under CCO’s option plan at June 30, 2006. Vesting dates range from April 2004 to April 2011, and expiration dates range from July 2006 to April 2016 at exercise prices and average contractual lives as follows:
(In thousands of shares)

				Weighted
				Average	Weighted		Weighted
			Outstanding	Remaining	Average	Exercisable	Average
			as of	Contractual	Exercise	as of	Exercise
Range of Exercise Prices			6/30/06	Life	Price	6/30/06	Price
$15.01	—	$20.00	3,435	6.8	$17.97	56	$17.46
20.01	—	25.00	1,121	4.5	21.07	233	21.52
25.01	—	30.00	2,213	3.1	26.12	1,573	26.02
30.01	—	35.00	759	2.7	32.74	672	32.90
35.01	—	40.00	476	.7	37.87	476	37.87
40.01	—	45.00	101	4.1	42.80	101	42.80
45.01	—	50.00	39	.5	49.52	39	49.52

			8,144	4.7	23.61	3,150	29.62

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
The following table presents a summary of CCO’s restricted stock outstanding at and restricted stock activity during the six months ended June 30, 2006 (“Price” reflects the weighted average share price at the date of grant):
(In thousands, except per share data)

	2006
	Awards	Price
Outstanding, beginning of year	236	$18.00
Granted	6	19.87
Vested (restriction lapsed)	—	—
Forfeited	(9)	18.02

Outstanding, June 30	233	18.04

Unrecognized share-based compensation cost
As of June 30, 2006, there was $57.1 million of unrecognized compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately three years.
Note 3: INTANGIBLE ASSETS AND GOODWILL
The Company has definite-lived intangible assets which consist primarily of transit and street furniture contracts and other contractual rights in its Americas and international outdoor segments, talent and program right contracts in its radio segment, and contracts for non-affiliated radio and television stations in the Company’s media representation operations, all of which are amortized over the respective lives of the agreements. Other definite-lived intangible assets are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows.
The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at June 30, 2006 and December 31, 2005:
(In thousands)

	June 30, 2006		December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Transit, street furniture, and other outdoor contractual rights	$712,796	$470,752	$651,455	$408,018
Talent contracts	125,270	107,194	202,161	175,553
Representation contracts	320,176	153,475	313,004	133,987
Other	130,328	73,214	135,782	104,054

Total	$1,288,570	$804,635	$1,302,402	$821,612

     Total amortization expense from definite-lived intangible assets for the six and three months ended June 30, 2006 and for the year ended December 31, 2005 was $73.5 million, $38.2 million and $154.2 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:
(In thousands)

2007	$91,717
2008	53,094
2009	46,264
2010	36,510
2011	28,701
As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, amortization expense may vary.
The Company’s indefinite-lived intangible assets consist of FCC broadcast licenses and billboard permits. FCC broadcast licenses are granted to both radio and television stations for up to eight years under the Telecommunications Act of 1996. The Act requires the

FCC to renew a broadcast license if: it finds that the station has served the public interest, convenience and necessity; there have been no serious violations of either the Communications Act of 1934 or the FCC’s rules and regulations by the licensee; and there have been no other serious violations which taken together constitute a pattern of abuse. The licenses may be renewed indefinitely at little or no cost. The Company does not believe that the technology of wireless broadcasting will be replaced in the foreseeable future. The Company’s billboard permits are issued in perpetuity by state and local governments and are transferable or renewable at little or no cost. Permits typically include the location for which the permit allows the Company the right to operate an advertising structure. The Company’s permits are located on either owned or leased land. In cases where the Company’s permits are located on leased land, the leases are typically from 1 to 20 years and renew indefinitely, with rental payments generally escalating at an inflation based index. If the Company loses its lease, the Company will typically obtain permission to relocate the permit or bank it with the municipality for future use.
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
     Goodwill
The Company tests goodwill for impairment using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the six month period ended June 30, 2006:
(In thousands)

		Americas	International
	Radio	Outdoor	Outdoor	Other	Total
Balance as of December 31, 2005	$6,321,394	$405,964	$343,611	$40,979	$7,111,948
Acquisitions	31,096	63,136	51,904	7,187	153,323
Dispositions	(9,008)	(57)	—	—	(9,065)
Foreign currency	—	401	28,862	—	29,263
Adjustments	(914)	109	317	6	(482)

Balance as of June 30, 2006	$6,342,568	$469,553	$424,694	$48,172	$7,284,987

Note 4: DERIVATIVE INSTRUMENTS
The Company holds a net purchased option (the “collar”) under a secured forward exchange contract that limits its exposure to and benefit from price fluctuations in XM Satellite Radio Holding, Inc. (“XMSR”) over the term of the contract. The collar is accounted for as a hedge of the forecasted sale of the underlying shares. At June 30, 2006 and December 31, 2005, the fair value of the collar was a liability recorded in “Other long-term obligations” of $18.4 million and $116.8 million, respectively, and the amount recorded in other comprehensive income (loss), net of tax, related to the change in fair value of the collar for the six months ended June 30, 2006 and the year ended December 31, 2005 was income of $61.0 million and $56.6 million, respectively.
The Company also holds options under two secured forward exchange contracts that limit its exposure to and benefit from price fluctuations in American Tower Corporation (“AMT”) over the terms of the contracts (the “AMT contracts”). These options are not designated as hedges of the underlying shares of AMT. The AMT contracts had a value of $0.3 million and $11.7 million at June 30, 2006 and December 31, 2005, respectively, recorded in “Other assets”. For the six months ended June 30, 2006 and year ended December 31, 2005, the Company recognized losses of $11.4 million and $18.2 million, respectively, in “Gain (loss) on marketable securities” related to the change in fair value of the options. To offset the change in the fair value of these contracts, the Company has recorded AMT shares as trading securities. During the six months ended June 30, 2006 and year ended December 31, 2005, the

Company recognized gains of $8.1 million and $17.5 million, respectively, in “Gain (loss) on marketable securities” related to the change in the fair value of the shares.
The Company is exposed to foreign currency exchange risks related to its investment in net assets in foreign countries. To manage this risk, the Company entered into two United States dollar — Euro cross currency swaps with an aggregate Euro notional amount of €706.0 million and a corresponding aggregate U.S. dollar notional amount of $877.7 million. These cross currency swaps had a value of $65.7 million at June 30, 2006 and $2.9 million at December 31, 2005, which was recorded in “Other long-term obligations”. These cross currency swaps require the Company to make fixed cash payments on the Euro notional amount while it receives fixed cash payments on the equivalent U.S. dollar notional amount, all on a semiannual basis. The Company has designated these cross currency swaps as a hedge of its net investment in Euro denominated assets. The Company selected the forward method under the guidance of the Derivatives Implementation Group Statement 133 Implementation Issue H8, Foreign Currency Hedges: Measuring the Amount of Ineffectiveness in a Net Investment Hedge. The forward method requires all changes in the fair value of the cross currency swaps and the semiannual cash payments to be reported as a cumulative translation adjustment in other comprehensive income (loss) in the same manner as the underlying hedged net assets. As of June 30, 2006, a $34.3 million loss, net of tax, was recorded as a cumulative translation adjustment to other comprehensive income (loss) related to the cross currency swap.
Note 5: RECENT DEVELOPMENTS
     Company Share Repurchase Program
On February 1, 2005 (“February 2005 Program”), the Company’s Board of Directors authorized its third share repurchase program of up to $1.0 billion effective immediately. On August 9, 2005, the Company’s Board of Directors authorized a $692.6 million increase to the existing balance of the February 2005 Program, bringing the authorized amount to an aggregate of $1.0 billion. On March 9, 2006, the Company’s Board of Directors authorized an additional share repurchase program, permitting it to repurchase an additional $600.0 million of its common stock. As of June 30, 2006, the Company had purchased 121.7 million shares for an aggregate purchase price of $4.0 billion, including commission and fees, leaving $285.2 million available under its repurchase programs.
     Debt Offering
On March 21, 2006 the Company completed a debt offering of $500.0 million 6.25% Senior Notes due 2011. Interest is payable on March 15 and September 15 of each year. The net proceeds of approximately $497.5 million were used to repay borrowings under the Company’s bank credit facility.
     Acquisitions
The Company acquired a music scheduling company for $44.3 million in cash and $10.0 million of deferred purchase consideration during the six months ended June 30, 2006. The Company also acquired outdoor display faces for $97.5 million in cash, including assets acquired in the exchange of one of its Americas outdoor markets for assets located in a different market. In addition, the Company’s national representation firm acquired representation contracts for $8.1 million in cash and its television business acquired a station for $18.9 million in cash. Total assets acquired were $228.0 million, of which approximately $90.0 million was assigned to goodwill, approximately two thirds of which is not expected to be deductible for tax purposes.
     Disposition of Assets
The Company disposed of programming rights in its radio broadcasting segment and recognized a gain of $22.5 million and exchanged assets in one of its Americas outdoor markets for assets located in a different market and recognized a gain of $15.1 million. Both of these gains were recorded in “Gain (loss) on disposition of assets — net” during the first quarter of 2006.
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

On April 19, 2006, the Company received a letter of inquiry from the Federal Communications Commission (the “FCC”) requesting information about whether consideration was provided by record labels to the Company in exchange for the broadcast of music without disclosure of such consideration to the public. The Company is cooperating with the FCC in responding to this request for information.
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
Note 6: RESTRUCTURING
The Company has restructuring liabilities related to its 2000 acquisition of AMFM Inc. (“AMFM”), and the 2002 acquisition of The Ackerley Group, Inc. (“Ackerley”). The balance at June 30, 2006 of $5.7 million was comprised of $0.4 million of severance costs and $5.3 million of lease termination costs. $0.4 million was paid and charged to severance during the six months ended June 30, 2006.
In addition to the AMFM and Ackerley restructurings, the Company restructured its outdoor operations in France in the third quarter of 2005. As a result, the Company recorded $26.6 million in restructuring costs as a component of selling, general and administrative expenses. Of the $26.6 million, $22.5 million was related to severance costs and $4.1 million was related to other costs. During 2006, $0.7 million of related costs were paid and charged to the restructuring accrual. As of June 30, 2006, the accrual balance was $22.0 million.
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
Note 8: GUARANTEES
Within the Company’s $1.75 billion credit facility, there exists a $150.0 million sub-limit available to certain of the Company’s international subsidiaries. This $150.0 million sub-limit allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provides funds to the Company’s international operations for certain working capital needs. Subsidiary borrowings under this sub-limit are guaranteed by the Company. At June 30, 2006, this portion of the $1.75 billion credit facility’s outstanding balance was $78.7 million, which is recorded in “Long-term debt” on the Company’s financial statements.
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
The Company currently has guarantees that provide protection to its international subsidiary’s banking institutions related to overdraft lines up to approximately $39.9 million. As of June 30, 2006, no amounts were outstanding under these agreements.
As of June 30, 2006, the Company has outstanding commercial standby letters of credit and surety bonds of $140.9 million and $41.5 million, respectively. These letters of credit and surety bonds relate to various operational matters including insurance, bid, and performance bonds as well as other items. These letters of credit reduce the borrowing availability on the Company’s bank credit facilities, and are included in the Company’s calculation of its leverage ratio covenant under the bank credit facilities. The surety bonds are not considered as borrowings under the Company’s bank credit facilities.
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
(In thousands)

					Corporate
					expenses and
		Americas	International		gain (loss) on
	Radio	Outdoor	Outdoor		disposition of
	Broadcasting	Advertising	Advertising	Other	assets - net	Eliminations	Consolidated
Six Months Ended June 30, 2006
Revenue	$1,792,419	$609,349	$737,423	$279,588	$—	$(63,750)	$3,355,029
Direct operating expenses	502,896	248,933	437,290	109,371	—	(32,934)	1,265,556
Selling, general and administrative expenses	631,626	98,817	168,149	117,714	—	(30,816)	985,490
Depreciation and amortization	69,416	83,485	113,662	33,604	9,381	—	309,548
Corporate expenses	—	—	—	—	91,015	—	91,015
Gain (loss) on disposition of assets — net	—	—	—	—	47,085	—	47,085

Operating income (loss)	$588,481	$178,114	$18,322	$18,899	$(53,311)	$—	$750,505

Intersegment revenues	$20,589	$4,982	$—	$38,179	$—	$—	$63,750
Identifiable assets	$12,254,624	$2,629,819	$2,337,087	$1,062,886	$528,596	$—	$18,813,012
Capital expenditures	$45,002	$31,536	$73,808	$4,430	$958	$—	$155,734

Three Months Ended June 30, 2006
Revenue	$983,523	$335,247	$413,156	$150,235	$—	$(31,514)	$1,850,647
Direct operating expenses	254,939	128,922	228,675	55,134	—	(14,900)	652,770
Selling, general and administrative expenses	333,371	50,623	85,538	59,424	—	(16,614)	512,342
Depreciation and amortization	35,539	41,253	59,574	16,883	5,009	—	158,258
Corporate expenses	—	—	—	—	49,491	—	49,491
Gain (loss) on disposition of assets — net	—	—	—	—	(425)	—	(425)

Operating income (loss)	$359,674	$114,449	$39,369	$18,794	$(54,925)	$—	$477,361

Intersegment revenues	$9,646	$3,161	$—	$18,707	$—	$—	$31,514

Six Months Ended June 30, 2005
Revenue	$1,705,491	$568,944	$694,524	$258,233	$—	$(56,650)	$3,170,542
Direct operating expenses	462,888	237,045	421,537	104,481	—	(26,451)	1,199,500
Selling, general and administrative expenses	602,748	91,151	165,762	108,494	—	(30,199)	937,956
Depreciation and amortization	70,124	86,091	108,737	33,680	9,471	—	308,103
Corporate expenses	—	—	—	—	78,341	—	78,341
Gain (loss) on disposition of assets — net	—	—	—	—	5,816	—	5,816

Operating income (loss)	$569,731	$154,657	$(1,512)	$11,578	$(81,996)	$—	$652,458

Intersegment revenues	$18,156	$4,471	$—	$34,023	$—	$—	$56,650
Identifiable assets	$12,296,650	$2,506,253	$2,012,448	$1,189,501	$295,664	$—	$18,300,516
Capital expenditures	$46,566	$33,281	$42,927	$7,067	$3,435	$—	$133,276

(In thousands)

					Corporate
					expenses and
		Americas	International		gain (loss) on
	Radio	Outdoor	Outdoor		disposition of
	Broadcasting	Advertising	Advertising	Other	assets - net	Eliminations	Consolidated
Three Months Ended June 30, 2005
Revenue	$931,929	$315,094	$369,415	$135,792	$—	$(29,498)	$1,722,732
Direct operating expenses	237,492	120,374	212,310	53,897	—	(12,655)	611,418
Selling, general and administrative expenses	316,725	46,226	81,090	54,004	—	(16,843)	481,202
Depreciation and amortization	34,430	42,988	53,574	16,930	4,786	—	152,708
Corporate expenses	—	—	—	—	42,374	—	42,374
Gain (loss) on disposition of assets — net	—	—	—	—	4,891	—	4,891

Operating income (loss)	$343,282	$105,506	$22,441	$10,961	$(42,269)	$—	$439,921

Intersegment revenues	$9,750	$2,791	$—	$16,957	$—	$—	$29,498
Revenue of $39.8 million and $29.3 million derived from foreign operations are included in Americas Outdoor Advertising above for the six months ended June 30, 2006 and 2005, respectively. Revenue of $22.1 million and $16.6 million derived from foreign operations are included in Americas Outdoor Advertising above for the three months ended June 30, 2006 and 2005, respectively. Identifiable assets of $213.9 million and $187.7 million derived from foreign operations are included in Americas Outdoor Advertising above for the six months ended June 30, 2006 and 2005, respectively.
Note 10: SUBSEQUENT EVENTS
The Company’s subsidiary, Clear Channel Outdoor Holdings, Inc. (“CCO”), completed the acquisition of Interspace Airport Advertising on July 1, 2006, by issuing 4,250,000 shares of CCO’s Class A Common Stock and the payment of approximately $81.3 million. The Company placed the $81.3 million in an escrow account as a condition precedent to the closing of the transaction and has recorded it as restricted cash on its consolidated balance sheets at June 30, 2006. Interspace’s 2005 revenues and operating expenses (excluding depreciation and amortization) were approximately $45.8 million and $32.5 million, respectively.
On July 25, 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.1875 per share on the Company’s Common Stock. The dividend is payable on October 15, 2006 to shareholders of record at the close of business on September 30, 2006.
The Company’s wholly owned subsidiary, Clear Channel Investments, Inc., terminated its secured forward exchange contract with respect to 8.3 million shares of its investment in XM Satellite Radio Holdings, Inc. on August 2, 2006 by paying the counterparty approximately $83.1 million. The accreted value of the debt was $92.9 million and the fair value of the collar was an asset of $6.0 million resulting in a net gain of approximately $3.8 million.
From July 1, 2006 through August 8, 2006, 5.2 million shares were repurchased for an aggregate purchase price of $154.8 million, including commissions and fees, under the Company’s share repurchase program. At August 8, 2006 $130.4 million remained available for repurchase through the Company’s repurchase program authorized on March 9, 2006.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
     Consolidated revenue increased $184.5 million for the first six months 2006 compared to the same period of 2005. This increase was led by our radio segment which grew revenue $86.9 million attributable to an increase in both local and national sales as a result of an increase in average rates. Our international outdoor segment grew revenues $42.9 million driven by increased street furniture revenues and $44.9 million from our consolidation of Clear Media, a Chinese outdoor advertising company in which we acquired a controlling majority interest in the third quarter of 2005. These increases were partially offset by a revenue decline of $31.8 million from foreign exchange fluctuations. Our Americas outdoor segment’s revenue increased $40.4 million primarily from an increase in bulletin revenues driven by rate growth and airport revenues driven by increased national advertising.
     We adopted FAS 123(R), Share-Based Payment, on January 1, 2006 under the modified-prospective approach which requires us to recognize employee compensation cost related to our stock option grants in the same line items as cash compensation in the 2006 financial statements for all options granted after the date of adoption as well as for any options that were unvested at adoption. Under the modified-prospective approach, no stock option expense attributable to these options is reflected in the financial statements for 2005. The amounts recorded as share-based payments in the financial statements during 2005 relate to the expense associated with restricted stock awards. As of June 30, 2006, there was $57.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately three years.
     The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility on the Company’s stock, and other factors. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The risk free rate for periods equal to the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following table details share-based payments for the three and six months ended June 30, 2006:
(In millions)

	Three Months	Six Months
Radio Broadcasting
Direct Operating Expenses	$2.8	$5.6
SG&A	3.5	7.0
Americas Outdoor Advertising
Direct Operating Expenses	$0.9	$1.7
SG&A	0.3	0.6
International Outdoor Advertising
Direct Operating Expenses	$0.2	$0.4
SG&A	0.1	0.2
Other
Direct Operating Expenses	$0.5	$1.0
SG&A	0.5	1.1
Corporate	$2.3	$5.7
Format of Presentation
     Management’s discussion and analysis of our results of operations and financial condition should be read in conjunction with the consolidated financial statements and related footnotes. Our discussion is presented on both a consolidated and segment basis. Our reportable operating segments are Radio Broadcasting which includes our national syndication business, Americas Outdoor Advertising and International Outdoor Advertising. Included in the “other” segment are television broadcasting; our media representation business, Katz Media; as well as other general support services and initiatives.
     We manage our operating segments primarily focusing on their operating income, while corporate expenses, gain (loss) on disposition of assets — net, interest expense, gain (loss) on marketable securities, equity in earnings of nonconsolidated affiliates, other income (expense) – net, income tax benefit (expense), minority interest — net of tax, and discontinued operations are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.

Radio Broadcasting
     Our revenues are derived from selling advertising time, or spots, on our radio stations. Our local radio markets are run predominantly by local management teams who control the formats selected for their programming. The formats are designed to reach audiences with targeted demographic characteristics that appeal to our advertisers. Management monitors average advertising rates, which are principally based on the length of the spot and how many people in a targeted audience listen to our stations, as measured by an independent ratings service. The size of the market influences rates as well, with larger markets typically receiving higher rates than smaller markets. Our advertising rates are also influenced by the time of day the advertisement airs, with morning and evening drive-time hours typically the highest. Management monitors yield in addition to average rates because yield allows management to track revenue performance across our inventory. Yield is defined by management as revenue earned divided by commercial capacity available. Radio advertising contracts are typically less than one year.
     Management monitors macro level indicators to assess our radio operations’ performance. Due to the geographic diversity and autonomy of our markets, we have a multitude of market specific advertising rates and audience demographics. Therefore, management reviews average unit rates across all of our stations.
     Management looks at our radio operations’ overall revenues including local advertising, which is sold predominately in a station’s local market, and national advertising, which is sold across multiple markets. Local advertising is sold by each radio stations’ sales staffs while national advertising is sold, for the most part, through our national representation firm. Local advertising, which is our largest source of advertising revenue, and national advertising revenues are tracked separately, because these revenue streams have different sales forces and respond differently to changes in the economic environment.
     Management also looks at radio revenue by market size, as defined by Arbitron. Typically, larger markets can reach larger audiences with wider demographics than smaller markets. Additionally, management reviews our share of targeted demographics listening to the radio in an average quarter hour. This metric gauges how well our formats are attracting and keeping listeners.
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
Americas and International Outdoor Advertising
     Our revenues are derived from selling advertising space on displays that we own or operate in key markets worldwide. The displays consist primarily of billboards, street furniture displays and transit displays. We own the majority of our advertising displays, which typically are located on sites that we either lease or own or for which we have acquired permanent easements. Our advertising contracts with clients typically outline the number of displays reserved, the duration of the advertising campaign and the unit price per display. The margins on our billboard contracts tend to be higher than on contracts for our other displays.
     Our advertising rates are generally based on the gross rating points, or total number of impressions delivered, expressed as a percentage of a market population, by a display or group of displays. The number of impressions delivered by a display is measured by the number of people passing the site during a defined period of time and, in some international markets, is weighted to account for such factors as illumination, proximity to other displays and the speed and viewing angle of approaching traffic. Management typically monitors our business by reviewing the average rates, average revenues per display, occupancy, and inventory levels of each of our display types by market. In addition, because a significant portion of our advertising operations are conducted in foreign markets, principally France and the United Kingdom, management reviews the operating results from our foreign operations on a constant dollar basis. A constant dollar basis allows for comparison of operations independent of foreign exchange movements. Because revenue-sharing and minimum guaranteed payment arrangements are more prevalent in our international operations, the margins in our international operations are typically less than the margins in our Americas operations.
     The significant expenses associated with our operations include (i) direct production, maintenance and installation expenses, (ii) site lease expenses for land under our displays and (iii) revenue-sharing or minimum guaranteed amounts payable under our street furniture and transit display contracts. Our direct production, maintenance and installation expenses include costs for printing, transporting and changing the advertising copy on our displays, the related labor costs, the vinyl and paper costs and the costs for cleaning and maintaining our displays. Vinyl and paper costs vary according to the complexity of the advertising copy and the quantity of displays. Our site lease expenses include lease payments for use of the land under our displays, as well as any revenue-sharing arrangements we may have with the landlords. The terms of our Americas site leases generally range from 1 to 20 years. The terms of our international site leases generally range from 3 to 15 years, but vary across our networks.

The comparison of Three and Six Months Ended June 30, 2006 to Three and Six Months Ended June 30, 2005 is as follows:
(In thousands)

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2006	2005	Change	2006	2005	Change
Revenue	$1,850,647	$1,722,732	7%	$3,355,029	$3,170,542	6%
Operating expenses:
Direct operating expenses	652,770	611,418	7%	1,265,556	1,199,500	6%
Selling, general and administrative expenses	512,342	481,202	6%	985,490	937,956	5%
Depreciation and amortization	158,258	152,708	4%	309,548	308,103	0%
Corporate expenses	49,491	42,374	17%	91,015	78,341	16%
Gain (loss) on disposition of assets — net	(425)	4,891		47,085	5,816

Operating income	477,361	439,921	9%	750,505	652,458	15%
Interest expense	123,298	105,058		237,674	211,707
Gain (loss) on marketable securities	(1,000)	1,610		(3,324)	537
Equity in earnings of nonconsolidated affiliates	9,577	11,962		16,486	17,595
Other income (expense) — net	(4,633)	7,705		(5,216)	9,145

Income before income taxes, minority interest, and discontinued operations	358,007	356,140		520,777	468,028
Income tax benefit (expense):
Current	(110,830)	(107,938)		(114,103)	(117,968)
Deferred	(35,953)	(32,738)		(99,416)	(66,904)

Income tax benefit (expense)	(146,783)	(140,676)		(213,519)	(184,872)
Minority interest income (expense), net of tax	(13,736)	(2,229)		(12,956)	(2,803)

Income before discontinued operations	197,488	213,235		294,302	280,353
Income (loss) from discontinued operations, net	—	7,497		—	(11,739)

Net income	$197,488	$220,732		$294,302	$268,614

Consolidated Revenue
     Three Months
     Consolidated revenue increased $127.9 million for the second quarter of 2006 compared to the second quarter of 2005. Revenue growth was lead by $51.6 million from our radio broadcasting segment from an increase in both local and national revenues. Also contributing to the revenue growth was $43.7 million from our international outdoor segment attributable to $29.5 million from the consolidation of Clear Media, a Chinese outdoor advertising company as well as increased street furniture revenues. We acquired a controlling majority interest in Clear Media during the third quarter of 2005 and began consolidating its results. Our Americas outdoor advertising segment’s revenue increased $20.2 million from increased bulletin and airport revenues.
     Six Months
     Consolidated revenue increased $184.5 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Radio contributed $86.9 million attributable to increased average rates on local and national sales. Our international outdoor segment contributed $42.9 million from approximately $44.9 million related to our consolidation of Clear Media and increased street furniture revenues, partially offset by a revenue decline of $31.8 million from foreign exchange fluctuations. Our Americas outdoor segment’s revenue increased $40.4 million from an increase in bulletin and airport revenues.
Consolidated Direct Operating Expenses
     Three Months
     Direct operating expenses increased $41.4 million during the second quarter of 2006 compared to the second quarter of 2005. Radio broadcasting direct operating expenses increased $17.4 million, $12.0 million of which related to programming and distribution initiatives. Direct operating expenses increased $16.4 million in our international outdoor segment from increased site lease expenses as well as $9.6 million from our consolidation of Clear Media. Our Americas outdoor segment contributed $8.5 million principally from a $5.1 million increase in site-lease expenses. Share-based payments included in direct operating expenses associated with the adoption of FAS 123(R) were $4.4 million for the second quarter of 2006.

     Six Months
     Direct operating expenses increased $66.1 million for the six months ended June 30, 2006 compared to the same period of 2005. Our radio broadcasting segment contributed $40.0 million primarily from programming and distribution initiatives while our international outdoor segment contributed $15.8 million principally from $18.0 million related to our consolidation of Clear Media and an increase in site lease expenses, partially offset by a decline of $19.5 million related to movements in foreign exchange. Our Americas outdoor segment direct operating expenses increased $11.9 million from an increase in site lease expenses of $6.9 million. Share-based payments included in direct operating expenses associated with the adoption of FAS 123(R) was $8.7 million for the six months ended June 30, 2006.
Consolidated Selling, General and Administrative Expenses, or SG&A
     Three Months
     SG&A increased $31.1 million during the second quarter of 2006 compared to the same period of 2005. SG&A in our radio broadcasting segment grew $16.6 million primarily from $7.3 million related to sales expenses associated with the increase in revenue. Our Americas SG&A increased $4.4 million which included a $2.1 million increase in bonus and commission expenses associated with the increase in revenues. Our international outdoor segment’s SG&A increased $4.4 million mostly from our consolidation of Clear Media. Share-based payments included in SG&A associated with the adoption of FAS 123(R) was $4.4 million during the second quarter of 2006.
     Six Months
     SG&A increased $47.5 million for the six months ended June 30, 2006 compared to the same period of 2005. Our radio broadcasting SG&A increased $28.9 million primarily from $14.2 million in sales expenses associated with the increase in revenue. SG&A increased $7.7 million in our Americas outdoor segment principally related to a $5.0 million increase in bonus and commission expenses associated with the increase in revenues. Our international outdoor segment’s SG&A increased $2.4 million from $9.5 million related to our consolidation of Clear Media, partially offset by a decline of $7.5 million from movements in foreign exchange. Share-based payments included in SG&A associated with the adoption of FAS 123(R) was $8.9 million for the six months ended June 30, 2006.
Corporate Expenses
     Corporate expenses increased $7.1 million and $12.7 million during the three and six months ended June 30, 2006, respectively, as compared to the same periods of 2005. The increases primarily related to increased bonus and legal expenses, as well as an increase in share based payments related to the adoption of FAS 123(R). Share based payments for the three and six months ended June 30, 2006 increased $0.9 million and $3.0 million, respectively, as compared to the same periods of 2005.
Gain (loss) on Disposition of Assets — Net
     The loss on disposition of assets, net for the three months ended June 30, 2006 was $0.4 million. This amount was comprised of a loss of approximately $1.3 million primarily related to asset dispositions in our Americas outdoor segment, a loss of $1.1 million from various other items, partially offset by a $2.0 million gain related to asset dispositions in our radio segment.
     Gain on disposition of assets — net was $47.1 million during the six months ended June 30, 2006 mostly related to $15.1 million in our Americas outdoor segment from the exchange of assets in one of our markets for the assets of a third party located in a different market and $22.5 million in our radio segment primarily from the sale of programming rights in one of our markets, both of which occurred during the first quarter of 2006.
Interest Expense
     Interest expense increased $18.2 million and $26.0 million for the three and six months ended June 30, 2006, respectively, over the same periods of 2005 primarily due to an increase in our weighted average cost of debt. Our weighted average cost of debt at June 30, 2006 was 6.2% which compares to 5.6% at June 30, 2005.

Income Tax Benefit (Expense)
     Deferred tax expense for the six months ended June 30, 2006 increased $32.5 million over the same period of 2005 due to an increase in deferred tax expense of approximately $30.4 million for the period ended June 30, 2006 related to the filing of an amended tax return and the disposition of certain operating assets and the uncertainty of our ability to utilize certain tax losses in the future for certain international operations. In addition, a deferred tax benefit of $8.2 million was recorded during the six months ended June 30, 2005 related to a change in state tax law.
     Current tax expense for the six months ended June 30, 2006 decreased $3.9 million over the same period of 2005. A current tax benefit of approximately $22.1 million was recorded during the six months ended June 30, 2006 related to the filing of an amended tax return and the disposition of certain operating assets. This benefit was offset by additional current tax expense recorded during the period related to an increase in income before income taxes, minority interests, and discontinued operations of approximately $52.7 million. Our effective tax rate for the six months ended June 30, 2006 and 2005 was 41% and 39.5%, respectively.
Minority Interest Income (Expense), net of tax
     Minority interest expense increased $11.5 million and $10.2 million for the three and six months ended June 30, 2006, respectively, as compared to the same periods of 2005 principally as a result of the initial public offering of 10% of our subsidiary Clear Channel Outdoor Holdings, Inc. and the consolidation of Clear Media following our acquisition of a controlling majority interest.
Segment Revenue and Divisional Operating Expenses
Radio Broadcasting
(In thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
Revenue	$983,523	$931,929	6%	$1,792,419	$1,705,491	5%
Direct operating expenses	254,939	237,492	7%	502,896	462,888	9%
SG&A	333,371	316,725	5%	631,626	602,748	5%
Depreciation and amortization	35,539	34,430	3%	69,416	70,124	(1%)

Operating income	$359,674	$343,282	5%	$588,481	$569,731	3%

Three months
     Our radio broadcasting revenue increased 6% during the second quarter of 2006 as compared to the second quarter of 2005 primarily from an increase in both local and national sales. This growth was driven by an increase in yield and average unit rates. The number of 30 second and 15 second commercials broadcast as a percent of total minutes sold increased in the second quarter of 2006 as compared to the second quarter of 2005. Our top 25 markets performed well, experiencing the highest percent revenue growth of any of our markets. Strong advertising categories during the second quarter of 2006 as compared to the second quarter of 2005 were services, automotive and retail.
     Our radio broadcasting direct operating expenses increased $17.4 million for the second quarter of 2006 as compared to the second quarter of 2005. Included in direct operating expenses for 2006 were share-based payments of $2.8 million as result of adopting FAS 123(R). Also contributing to the increase was approximately $12.0 million from increased costs related to programming and distribution initiatives. Our SG&A expenses increased $16.6 million primarily from an increase of approximately $7.3 million related to sales expenses and $3.5 million from the adoption of FAS 123(R).
Six Months
     Our radio broadcasting revenue increased 5% during the six months ended June 30, 2006 as compared to the same period of 2005 primarily from an increase in both local and national advertising revenues. This growth was driven by an increase in yield and average unit rates. The number of 30 second and 15 second commercials broadcast as a percent of total minutes sold increased in the first half of 2006 as compared to the first half of 2005.
     Our radio broadcasting direct operating expenses increased $40.0 million for the six months ended June 30, 2006 as compared to the same period of 2005. Included in direct operating expenses for 2006 were share-based payments of $5.6 million as a result of adopting FAS 123(R). Also contributing to the increase were increased costs of approximately $26.6 million from programming and distribution initiatives. Our SG&A expenses increased $28.9 million primarily as a result of approximately $14.2 million in selling expenses as well as $7.0 million from the adoption of FAS 123(R).

Americas Outdoor Advertising
(In thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
Revenue	$335,247	$315,094	6%	$609,349	$568,944	7%
Direct operating expenses	128,922	120,374	7%	248,933	237,045	5%
SG&A	50,623	46,226	10%	98,817	91,151	8%
Depreciation and amortization	41,253	42,988	(4%)	83,485	86,091	(3%)

Operating income	$114,449	$105,506	8%	$178,114	$154,657	15%

Three Months
     Our Americas revenue increased 6% during the second quarter of 2006 as compared to the second quarter of 2005 primarily attributable to increases from our bulletin and airport revenue, while poster revenue remained essentially unchanged. The increases were driven by increased rates over the second quarter of 2005. Strong market revenue growth during the quarter included Dallas, San Antonio, Albuquerque, Tampa, Phoenix, Orlando, Sacramento, Tucson, and Latin America. Strong advertising client categories included business and consumer services, entertainment and automotive.
     Direct operating expenses increased $8.5 million in the second quarter of 2006 over the second quarter of 2005. The increase was driven by an increase in site lease expenses of approximately $5.1 million primarily related to revenue-sharing on our airport inventory associated with the increase in airport revenue. Share-based payments were $0.9 million related to the adoption of FAS 123(R). SG&A expenses increased $4.4 million primarily from a $2.1 million increase in bonus and commission expenses associated with the increase in revenue. Share-based payments were $0.3 million related to the adoption of FAS 123(R).
Six Months
     Our Americas revenue increased 7% during the six months ended June 30, 2006 as compared to the same period of 2005 primarily attributable to bulletin and airport revenues driven by an increases in average rates. Strong market revenue growth during the first six months of 2006 included Dallas, San Antonio and Phoenix.
     Direct operating expenses increased $11.9 million in the six months ended June 30, 2006 over the same period of 2005 primarily from an increase in site lease expenses of approximately $6.9 million as well as $1.7 million related to the adoption of FAS 123(R). Our SG&A expenses increased $7.7 million in the first six months of 2006 over the same period of 2005 primarily from an increase in bonus and commission expenses of $5.0 million related to the increase in revenue, and $0.6 million of share-based payments related to the adoption of FAS 123(R).
International Outdoor Advertising
(In thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
Revenue	$413,156	$369,415	12%	$737,423	$694,524	6%
Direct operating expenses	228,675	212,310	8%	437,290	421,537	4%
SG&A	85,538	81,090	5%	168,149	165,762	1%
Depreciation and amortization	59,574	53,574	11%	113,662	108,737	5%

Operating income (loss)	$39,369	$22,441	75%	$18,322	$(1,512)	N.A.

Three Months
     Revenue from our international outdoor operations increased 12% in the second quarter of 2006 as compared to the second quarter of 2005 primarily from $29.5 million related to Clear Media, which the Company consolidated in the third quarter of 2005, and an increase in street furniture revenue. The increase in street furniture revenue was primarily a result of an increase in revenue per display. Street furniture revenue was the driver of the revenue increase in France, while revenue was down in the United Kingdom from a decline in billboard revenue. Strong markets for the second quarter of 2006 as compared to the second quarter of 2005 were France, Italy and Turkey. Strong advertising client categories during the second quarter of 2006 were retail, food and automotive.
     Direct operating expenses increased $16.4 million over the second quarter of 2005. The Company’s expenses increased primarily from $9.6 million from our consolidation of Clear Media as well as increased site lease expense. Also included in the increase was $0.2 million related to the adoption of FAS 123(R). SG&A increased $4.4 million primarily from $5.0 million related to our consolidation of Clear Media and $0.1 million related to the adoption of FAS 123(R), partially offset by a decline in sales expenses.
Six Months
     Revenue in our international outdoor segment increased 6% in the first six months of 2006 compared to the same period of 2005. The increase includes approximately $44.9 million related to our consolidation of Clear Media. Strong markets for the first half of 2006 as compared to the first half of 2005 were France, Italy and Turkey. Also contributing to the increase was growth in street furniture revenues primarily as a result of increased revenue per display during the six months ended June 30, 2006 compared to the same period of 2005. These increases were partially offset by a decline of approximately $31.8 million related to movements in foreign exchange for the first six months of 2006 compared to the same period of 2005.
     Direct operating expenses increased $15.8 million during the six months ended June 30, 2006 as compared to the same period of 2005. The increase was primarily attributable to $18.0 million related to our consolidation of Clear Media and an increase in site lease expenses. Also included in the increase was $0.4 million related to the adoption of FAS 123(R). Direct operating expenses declined approximately $19.5 million for the six months ended June 30, 2006 compared to the same period of 2005 related to movements in foreign exchange. Our SG&A expenses increased $2.4 million primarily attributable to $9.5 million related to our consolidation of Clear Media and $0.2 million in share-based payments, partially offset by a decline of $7.5 million from movements in foreign exchange and sales expenses.
Reconciliation of Segment Operating Income (Loss) to Consolidated Operating Income
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Radio Broadcasting	$359,674	$343,282	$588,481	$569,731
Americas Outdoor Advertising	114,449	105,506	178,114	154,657
International Outdoor Advertising	39,369	22,441	18,322	(1,512)
Other	18,794	10,961	18,899	11,578
Gain (loss) on disposition of assets — net	(425)	4,891	47,085	5,816
Corporate	(54,500)	(47,160)	(100,396)	(87,812)

Consolidated operating income	$477,361	$439,921	$750,505	$652,458

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
(In thousands)

	Six Months Ended June 30,
	2006	2005
Cash provided by (used in):
Operating activities	$828,377	$620,083
Investing activities	$(411,211)	$(181,665)
Financing activities	$(395,261)	$(424,072)
Discontinued operations	$—	$23,696
Operating Activities
     Cash flow from operating activities for the six months ended June 30, 2006 principally reflected net income of $294.3 million plus depreciation and amortization of $309.5 million. Also contributing to cash flow from operating activities was a decrease in income taxes receivable of $215.3 million. This decrease was primarily related to a refund from the overpayment of 2005 taxes due to a foreign exchange loss from the restructuring of our international business in anticipation of our strategic realignment as well as applying a portion of the capital loss generated from our spin-off of Live Nation. Cash flow from operating activities for the six months ended June 30, 2005 principally reflected income before discontinued operations of $280.4 plus depreciation and amortization of $308.1 million.
Investing Activities
     Cash used in investing activities for the six months ended June 30, 2006 principally reflected an increase in restricted cash related to money escrowed for our acquisition of

Interspace Airport Advertising of $81.3 million. Cash used for the acquisition of operating assets was $168.8 million during the six months ended June 30, 2006 which primarily related to the acquisition of a music scheduling company in our radio segment, the acquisition of an outdoor advertising business in the United Kingdom, and the acquisition of a television station. Cash used in investing activities for the six months ended June 30, 2006 also reflected $155.7 million used for the purchase of property, plant and equipment. Cash used in investing activities for the six months ended June 30, 2005 principally reflected $133.3 million used for the purchase of property, plant and equipment.
Financing Activities
     Cash used in financing activities of $395.3 million for the six months ended June 30, 2006 primarily reflected $1.1 billion used for the purchase of our common stock, $196.4 million used for the payment of dividends, partially offset by net draws on our credit facility of $433.9 million and $506.2 million from the issuance of long term debt. Cash used in financing activities for the six months ended June 30, 2005 principally reflected $859.1 million for the purchase of our common stock, $139.8 million for the payment of dividends, partially offset by net draws on our credit facility of $556.2 million.
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
SOURCES OF CAPITAL
As of June 30, 2006 and December 31, 2005 we had the following debt outstanding:
     (In millions)

	June 30,	December 31,
	2006	2005
Credit facility	$718.7	$292.4
Long-term bonds (a)	7,008.0	6,537.0
Other borrowings	185.0	217.1

Total Debt	7,911.7	7,046.5
Less: Cash and cash equivalents	104.7	82.8

	$7,807.0	$6,963.7

(a)	Includes $8.8 million and $10.5 million in unamortized fair value purchase accounting adjustment premiums related to the merger with AMFM at June 30, 2006 and December 31, 2005, respectively. Also includes reductions of $56.6 million and $29.0 million related to fair value adjustments for interest rate swap agreements at June 30, 2006 and December 31, 2005, respectively.
Credit Facility
     We have a multi-currency revolving credit facility in the amount of $1.75 billion, which can be used for general working capital purposes including commercial paper support as well as to fund capital expenditures, share repurchases, acquisitions and the refinancing of public debt securities. At June 30, 2006, the outstanding balance on this facility was $718.7 million and, taking into account letters of credit of $139.1 million, $892.3 million was available for future borrowings, with the entire balance to be repaid on July 12, 2009.
     During the six months ended June 30, 2006, we made principal payments totaling $1.5 billion and drew down $1.9 billion on the credit facility. As of August 7, 2006, the credit facility’s outstanding balance was $908.9 million and, taking into account outstanding letters of credit, $704.9 million was available for future borrowings.

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
Debt Covenants
     The significant covenants on our $1.75 billion five-year, multi-currency revolving credit facility relate to leverage and interest coverage contained and defined in the credit agreement. The leverage ratio covenant requires us to maintain a ratio of consolidated funded indebtedness to operating cash flow (as defined by the credit agreement) of less than 5.25x. The interest coverage covenant requires us to maintain a minimum ratio of operating cash flow (as defined by the credit agreement) to interest expense of 2.50x. In the event that we do not meet these covenants, we are considered to be in default on the credit facility at which time the credit facility may become immediately due. At June 30, 2006, our leverage and interest coverage ratios were 3.7x and 4.7x, respectively. This credit facility contains a cross default provision that would be triggered if we were to default on any other indebtedness greater than $200.0 million.
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
     At June 30, 2006, we were in compliance with all debt covenants. We expect to remain in compliance throughout 2006.
USES OF CAPITAL
     On August 9, 2005, we announced our intention to return approximately $1.6 billion of capital to shareholders through either share repurchases, a special dividend or a combination of both. Since announcing our intent through August 8, 2006, we have returned approximately $1.5 billion to shareholders by repurchasing 49.5 million shares of our common stock. Since announcing a share repurchase program in March 2004, we have repurchased approximately 126.9 million shares of our common stock for approximately $4.2 billion. Subject to our financial condition, market conditions, economic conditions and other factors, it remains our intention to return the remaining balance of the approximately $1.6 billion of capital to our shareholders through either share repurchases, a special dividend or a combination of both. We intend to fund any share repurchases and/or a special dividend from funds generated from the repayment of intercompany debt, the proceeds of any new debt offerings, available cash balances and cash flow from operations. The timing and amount of a special dividend, if any, is in the discretion of our Board of Directors and will be based on the factors described above.

Dividends
     Our Board of Directors declared quarterly cash dividends as follows:
     (In millions, except per share data)

	Amount
	per
Declaration	Common			Total
Date	Share	Record Date	Payment Date	Payment
October 26, 2005	0.1875	December 31, 2005	January 15, 2006	$100.9
February 14, 2006	0.1875	March 31, 2006	April 15, 2006	95.5
April 26, 2006	0.1875	June 30, 2006	July 15, 2006	94.0
     Additionally, on July 25, 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.1875 per share on the Company’s Common Stock. The dividend is payable on October 15, 2006 to shareholders of record at the close of business on September 30, 2006.
Derivative Instruments
     Our wholly owned subsidiary, Clear Channel Investments, Inc., terminated its secured forward exchange contract with respect to 8.3 million shares of its investment in XM Satellite Radio Holdings, Inc. on August 2, 2006 by paying the counterparty approximately $83.1 million. The accreted value of the debt was $92.9 million and the fair value of the collar was an asset of $6.0 million resulting in a net gain of approximately $3.8 million.
Acquisitions
     We acquired a music scheduling company for $44.3 million in cash and $10.0 million of deferred purchase consideration during the six months ended June 30, 2006. We also acquired outdoor display faces for $97.5 million in cash. In addition, our national representation firm acquired representation contracts for $8.1 million in cash and our television business acquired a station for $18.9 million in cash.
     Our subsidiary, Clear Channel Outdoor Holdings, Inc., or CCO, completed the acquisition of Interspace Airport Advertising on July 1, 2006, by issuing 4,250,000 shares of CCO’s Class A Common Stock and the payment of approximately $81.3 million. We placed the $81.3 million in an escrow account as a condition precedent to the closing of the transaction and recorded it as restricted cash on our consolidated balance sheets at June 30, 2006. Interspace’s 2005 revenues and operating expenses (excluding depreciation and amortization) were approximately $45.8 million and $32.5 million, respectively.
Capital Expenditures
     Capital expenditures were $155.7 million and $133.3 million in the six months ended June 30, 2006 and 2005, respectively.
(In millions)

	Six Months Ended June 30, 2006 Capital Expenditures
		Americas	International
		Outdoor	Outdoor	Corporate and
	Radio	Advertising	Advertising	Other	Total
Non-revenue producing	$45.0	$16.8	$20.8	$5.4	$88.0
Revenue producing	—	14.7	53.0	—	67.7

	$45.0	$31.5	$73.8	$5.4	$155.7

Treasury Stock Transactions
     Our Board of Directors approved two separate share repurchase programs during 2004, each for $1.0 billion. On February 1, 2005, our Board of Directors approved a third $1.0 billion share repurchase program. On August 9, 2005, our Board of Directors authorized an increase in and extension of the February 2005 program, which had $307.4 million remaining, by $692.6 million, for a total of $1.0 billion. On March 9, 2006, our Board of Directors authorized an additional share repurchase program, permitting us to repurchase $600.0 million of our common stock. This increase expires on March 9, 2007, although the program may be discontinued or suspended at any time. As of August 8, 2006, 126.9 million shares had been repurchased for an aggregate purchase price of $4.2 billion, including commissions and fees, under the share repurchase programs, with $130.4 million remaining available.

Commitments, Contingencies and Guarantees
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
MARKET RISK
Interest Rate Risk
     At June 30, 2006, approximately 27% of our long-term debt, including fixed-rate debt on which we have entered into interest rate swap agreements, bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense for the six months ended June 30, 2006 would have changed by $21.7 million and that our net income for the six months ended June 30, 2006 would have changed by $12.8 million. In the event of an adverse change in interest rates, management may take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this interest rate analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.
     At June 30, 2006, we had entered into interest rate swap agreements with a $1.3 billion aggregate notional amount that effectively float interest at rates based upon LIBOR. These agreements expire from February 2007 to March 2012. The fair value of these agreements at June 30, 2006 was a liability of $56.6 million.
Equity Price Risk
     The carrying value of our available-for-sale and trading equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at June 30, 2006 by $42.6 million and would change accumulated comprehensive income (loss) and net income by $17.7 million and $7.4 million, respectively. At June 30, 2006, we also held $16.7 million of investments that do not have a quoted market price, but are subject to fluctuations in their value.
     We maintain derivative instruments on certain of our available-for-sale and trading equity securities to limit our exposure to and benefit from price fluctuations on those securities.
Foreign Currency
     We have operations in countries throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. To mitigate a portion of the exposure of international currency fluctuations, we maintain a natural hedge through borrowings in currencies other than the U.S. dollar. In addition, we have U.S. dollar – Euro cross currency swaps which are also designated as a hedge of our net investment in foreign denominated assets. These hedge positions are reviewed monthly. Our foreign operations reported a net income of $3.8 million for the six months ended June 30, 2006. It is estimated that a 10% change in the value of the U.S. dollar to foreign currencies would change net income for the six months ended June 30, 2006 by $0.4 million.
     Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of our investments in various countries, all of which are accounted for under the equity method. It is estimated that the result of a 10% fluctuation in the value of the dollar relative to these foreign currencies at June 30, 2006 would change our equity in earnings of nonconsolidated affiliates by $1.7 million and would change our net income by approximately $1.0 million for the six months ended June 30, 2006.
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
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 requires that entities recognize in their financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings upon adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 on January 1, 2007 and are currently evaluating the impact FIN 48 will have on our financial position or results of operations.
Critical Accounting Policies
     Management believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Due to the implementation of FAS 123(R), we identified a new critical accounting policy related to share-based compensation, which is listed below. Our other critical accounting policies and estimates are disclosed in the Note A of our Annual Report on Form 10-K for the year ended December 31, 2005.
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
Ratio of Earnings to Fixed Charges
     The ratio of earnings to fixed charges is as follows:

Six Months Ended
June 30,		Year Ended December 31,
2006	2005	2005	2004	2003	2002	2001
2.18	2.19	2.32	2.86	3.64	2.59	*

*	For the year ended December 31, 2001, fixed charges exceeded earnings before income taxes and fixed charges by $1.1 billion.
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

Risks Regarding Forward Looking Statements
     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Except for the historical information, this report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including the future levels of cash flow from operations. Management believes that all statements that express expectations and projections with respect to future matters, including our ability to negotiate contracts having more favorable terms; and the availability of capital resources; are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our financial performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management’s expectations will necessarily come to pass.
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
     There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. Legal Proceedings
     On April 19, 2006, we received a letter of inquiry from the Federal Communications Commission (the “FCC”) requesting information about whether consideration was provided by record labels to us in exchange for the broadcast of music without disclosure of such consideration to the public. We are cooperating with the FCC in responding to this request for information.
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
     On February 1, 2005, we publicly announced that our Board of Directors authorized a share repurchase program of up to $1.0 billion effective immediately. On August 9, 2005, our Board of Directors authorized an increase in and extension of the February 2005 program, which had $307.4 million remaining, by $692.6 million, for a total of $1.0 billion. On March 9, 2006, our Board of Directors authorized an additional share repurchase program, permitting us to repurchase an additional $600.0 million of our common stock. This increase expires on March 9, 2007, although the program may be discontinued or suspended at anytime prior to its expiration. During the three months ended June 30, 2006, we repurchased the following shares:

			Total Number of	Maximum Dollar Value of
	Total Number		Shares Purchased as	Shares that May Yet Be
	of Shares	Average Price	Part of Publicly	Purchased Under the
Period	Purchased	Paid per Share	Announced Programs	Programs
April 1 through April 30	5,037,600	$28.62	5,037,600	$368,451,753
May 1 through May 31	1,548,900	$29.09	1,548,900	$323,400,374
June 1 through June 30	1,279,000	$29.87	1,279,000	$285,202,822
Total	7,865,500		7,865,500
Item 4. Submission of Matters to a Vote of Security Holders
Our annual meeting of shareholders was held on April 26, 2006. L. Lowry Mays, Alan D. Feld, Perry J. Lewis, Mark P. Mays, Randall T. Mays, B. J. McCombs, Phyllis B. Riggins, Theodore H. Strauss, J. C. Watts, John H. Williams, and John B. Zachry were elected as our directors, each to hold office until the next annual meeting of shareholders or until his or her successor has been elected and qualified, subject to earlier resignation and removal. The shareholders also approved the selection of Ernst & Young LLP as our independent auditors for the year ending December 31, 2006. One of our shareholders submitted a proposal to be voted on by our shareholders which, if approved, would have asked that we provide a report disclosing our policies and procedures for political contributions, the monetary and non-monetary amounts of these contributions, and the individuals or entities who received these contributions. One of our shareholders also submitted a proposal to be voted on by our shareholders which, if approved, would have asked that we amend our Compensation Committee Charter to specify that the Committee be composed solely of independent directors (as defined in the proposal included in our Proxy). Both of the shareholder proposals failed to receive a majority of favorable votes by the shareholders.

The results of voting at the annual meeting of the shareholders were as follows:
Proposal No. 1
(Election of Directors)

Nominee	For	Withheld
L. Lowry Mays	450,462,936	14,188,671
Alan D. Feld	449,091,442	15,560,165
Perry J. Lewis	453,214,770	11,436,837
Mark P. Mays	448,846,724	15,804,883
Randall T. Mays	430,728,008	33,923,599
B.J. McCombs	401,951,702	62,699,905
Phyllis B. Riggins	453,253,906	11,397,701
Theodore H. Strauss	449,917,597	14,734,010
J.C. Watts	418,506,834	46,144,773
John H. Williams	320,549,398	144,102,209
John B. Zachry	450,962,173	13,689,434
Proposal No. 2
(Selection of Ernst & Young LLP as Independent Auditors for the year ending December 31, 2006)

For	Withhold/Against	Exceptions/Abstain
457,371,298	4,258,271	3,022,038
Proposal No. 3
(Shareholder Proposal — Corporate Political Contributions)

For	Withhold/Against	Exceptions/Abstain	Broker Non-votes
82,839,776	321,005,473	27,095,375	33,710,983
Proposal No. 4
(Shareholder Proposal — Compensation Committee Independence)

For	Withhold/Against	Exceptions/Abstain	Broker Non-votes
180,316,845	246,167,484	4,456,295	33,710,983
Item 6. Exhibits
     See Exhibit Index on Page 35

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL COMMUNICATIONS, INC.

August 9, 2006	/s/ Randall T. Mays Randall T. Mays
President and
Chief Financial Officer

August 9, 2006	/s/ Herbert W. Hill, Jr. Herbert W. Hill, Jr.
Senior Vice President and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Current Articles of Incorporation of the Company (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-3 (Reg. No. 333-33371) dated September 9, 1997).

3.2	Seventh Amended and Restated Bylaws of the Company (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated July 31, 2006).

3.3	Amendment to the Company’s Articles of Incorporation (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Second Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

3.5	Third Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000).

4.1	Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B.J. McCombs, John M. Schaefer and John W. Barger, dated August 3, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.2	Waiver and Second Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated August 17, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.3	Waiver and Third Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated July 26, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.4	Waiver and Fourth Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated September 27, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.5	Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B. J. McCombs, John M. Schaefer and John W. Barger, dated May 31, 1977 (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-1 (Reg. No. 33-289161) dated April 19, 1984).

4.6	Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

4.7	Second Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

4.8	Third Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

4.9	Ninth Supplemental Indenture dated September 12, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

Exhibit
Number	Description
4.10	Tenth Supplemental Indenture dated October 26, 2001, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

4.11	Eleventh Supplemental Indenture dated January 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.12	Twelfth Supplemental Indenture dated March 17, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated March 18, 2003).

4.13	Thirteenth Supplemental Indenture dated May 1, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated May 2, 2003).

4.14	Fourteenth Supplemental Indenture dated May 21, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated May 22, 2003).

4.15	Fifteenth Supplemental Indenture dated November 5, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated November 14, 2003).

4.16	Sixteenth Supplemental Indenture dated December 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated December 10, 2003).

4.17	Seventeenth Supplemental Indenture dated September 15, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated September 15, 2004).

4.18	Eighteenth Supplemental Indenture dated November 22, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated November 17, 2004).

4.19	Nineteenth Supplemental Indenture dated December 13, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated December 13, 2004).

4.20	Twentieth Supplemental Indenture dated March 21, 2006, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated March 21, 2006).

11	Statement re: Computation of Per Share Earnings.

Exhibit
Number	Description
12	Statement re: Computation of Ratios.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.