Form 10-Q
period 2006-09-30
CLEAR CHANNEL COMMUNICATIONS INC
filed 2006-11-09
CIK 739708

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑
Indicate the number of shares outstanding of each class of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2006

Common Stock, $.10 par value	493,795,799

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

PART I
Item 1. UNAUDITED FINANCIAL STATEMENTS
CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$104,632	$82,786
Accounts receivable, net of allowance of $55,249 in 2006 and $47,061 in 2005	1,593,877	1,505,650
Prepaid expenses	127,027	114,452
Other current assets	292,010	278,294
Income taxes receivable	257,379	417,112

Total Current Assets	2,374,925	2,398,294

PROPERTY, PLANT AND EQUIPMENT
Land, buildings and improvements	895,414	863,133
Structures	3,490,365	3,327,326
Towers, transmitters and studio equipment	890,035	881,070
Furniture and other equipment	575,413	599,296
Construction in progress	91,337	91,789

	5,942,564	5,762,614
Less accumulated depreciation	2,734,286	2,506,965

	3,208,278	3,255,649

INTANGIBLE ASSETS
Definite-lived intangibles, net	518,437	480,790
Indefinite-lived intangibles – licenses	4,331,872	4,312,570
Indefinite-lived intangibles – permits	257,516	207,921
Goodwill	7,417,405	7,111,948

OTHER ASSETS
Notes receivable	10,800	8,745
Investments in, and advances to, nonconsolidated affiliates	313,765	300,223
Other assets	267,527	302,655
Other investments	230,685	324,581

Total Assets	$18,931,210	$18,703,376

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY
(In thousands)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
CURRENT LIABILITIES
Accounts payable	$121,231	$250,563
Accrued expenses	859,021	731,105
Accrued interest	109,581	97,515
Current portion of long-term debt	1,077,715	891,185
Deferred income	177,951	116,670
Other current liabilities	23,750	20,275

Total Current Liabilities	2,369,249	2,107,313

Long-term debt	7,045,558	6,155,363
Other long-term obligations	44,506	119,655
Deferred income taxes	703,793	528,259
Other long-term liabilities	623,429	675,962

Minority interest	327,715	290,362
Commitment and contingent liabilities (Note 7)

SHAREHOLDERS’ EQUITY
Common Stock	49,264	53,829
Additional paid-in capital	26,705,083	27,945,725
Retained deficit	(19,173,106)	(19,371,411)
Accumulated other comprehensive income	239,106	201,928
Cost of shares held in treasury	(3,387)	(3,609)

Total Shareholders’ Equity	7,816,960	8,826,462

Total Liabilities and Shareholders’ Equity	$18,931,210	$18,703,376

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue	$5,149,923	$4,853,830	$1,794,894	$1,683,288
Operating expenses:
Direct operating expenses (includes share-based payments of $13,028, $212, $4,330 and $0 for the nine and three months ended September 30, 2006 and 2005, respectively, and excludes depreciation and amortization)	1,940,176	1,813,523	674,620	614,023
Selling, general and administrative expenses (includes share-based payments of $13,382, $0, $4,456 and $0 for the nine and three months ended September 30, 2006 and 2005, respectively, and excludes depreciation and amortization)	1,471,772	1,426,776	486,282	488,820
Depreciation and amortization	466,722	462,138	157,174	154,035
Corporate expenses (includes share-based payments of $7,995 $4,637, $2,260 and $1,931 for the nine and three months ended September 30, 2006 and 2005, respectively, and excludes depreciation and amortization)	140,645	119,412	49,630	41,071
Gain (loss) on disposition of assets – net	56,000	14,303	8,915	8,487

Operating income	1,186,608	1,046,284	436,103	393,826
Interest expense	365,945	324,794	128,271	113,087
Gain (loss) on marketable securities	2,072	(278)	5,396	(815)
Equity in earnings of nonconsolidated affiliates	25,054	28,160	8,568	10,565
Other income (expense) – net	(5,752)	8,585	(536)	(560)

Income before income taxes, minority interest, and discontinued operations	842,037	757,957	321,260	289,929
Income tax benefit (expense):
Current	(186,135)	(150,064)	(72,032)	(32,096)
Deferred	(159,100)	(149,330)	(59,684)	(82,426)

Income tax benefit (expense)	(345,235)	(299,394)	(131,716)	(114,522)
Minority interest income (expense), net of tax	(16,629)	(6,380)	(3,673)	(3,577)

Income before discontinued operations	480,173	452,183	185,871	171,830
Income (loss) from discontinued operations, net	—	21,906	—	33,645

Net income	$480,173	$474,089	$185,871	$205,475

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	30,007	(112,257)	3,621	2,311
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	(68,961)	(5,135)	(6,002)	13,838
Unrealized holding gain (loss) on cash flow derivatives	76,132	12,513	15,131	(9,644)
Adjustment for (gain) loss included in net income (loss)	—	—	—	—

Comprehensive income (loss)	$517,351	$369,210	$198,621	$211,980

Net income per common share:
Income before discontinued operations – Basic	$.95	$.82	$.38	$.32
Discontinued operations – Basic	—	.04	—	.06

Net income – Basic	$.95	$.86	$.38	$.38

Income before discontinued operations – Diluted	$.95	$.82	$.38	$.32
Discontinued operations – Diluted	—	.04	—	.06

Net income – Diluted	$.95	$.86	$.38	$.38

Dividends declared per share	$.5625	$.50	$.1875	$.1875
See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$480,173	$474,089
Income from discontinued operations, net	—	(21,906)

	480,173	452,183
Reconciling Items:
Depreciation and amortization	466,722	462,138
Deferred taxes	159,100	149,330
(Gain) loss on disposal of assets	(56,000)	(14,303)
(Gain) loss forward exchange contract	16,827	13,447
(Gain) loss on trading securities	(18,899)	(13,169)
Other reconciling items — net	35,070	(12,132)
Changes in operating assets and liabilities:
Federal income tax refund	133,336	—
Decrease in income taxes receivable	28,421	—
Increase in income taxes payable	—	(53,819)
Changes in other operating assets and liabilities, net of effects of acquisitions	(62,566)	(2,220)

Net cash provided by operating activities	1,182,184	981,455
Cash flows from investing activities:
Decrease (increase) in notes receivable — net	(1,900)	327
Decrease (increase) in investments in and advances to nonconsolidated affiliates — net	5,387	12,374
Purchases of investments	(652)	(707)
Proceeds from sale of investments	—	370
Purchases of property, plant and equipment	(239,948)	(219,353)
Proceeds from disposal of assets	73,811	23,585
Acquisition of operating assets, net of cash acquired	(293,416)	(90,313)
Decrease (increase) in other — net	(53,571)	(10,154)

Net cash used in investing activities	(510,289)	(283,871)
Cash flows from financing activities:
Draws on credit facilities	2,500,198	1,591,074
Payments on credit facilities	(2,098,358)	(752,995)
Proceeds from long-term debt	778,455	—
Payments on long-term debt	(111,827)	(233,505)
Payment on forward exchange contract	(83,132)	—
Payments for purchase of common shares	(1,371,462)	(859,140)
Proceeds from exercise of stock options, stock purchase plan, common stock warrants, and other	26,488	29,052
Dividends paid	(290,411)	(241,503)

Net cash used in financing activities	(650,049)	(467,017)
Cash flows from discontinued operations:
Net cash provided by operating activities	—	12,511
Net cash used in investing activities	—	(135,143)
Net cash provided by (used in) financing activities	—	—

Net cash used in discontinued operations	—	(122,632)

Net increase in cash and cash equivalents	21,846	107,935

Cash and cash equivalents at beginning of period	82,786	31,339

Cash and cash equivalents at end of period	$104,632	$139,274

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
Certain Reclassifications
The Company has reclassified prior year operating gains and losses to be included as a component of operating income, reclassified share-based compensation to be included in the same operating expense line items as cash compensation, reclassified minority interest expense below its provision for income taxes and reclassified certain other assets to current assets to conform to current year presentation. The Company completed the spin-off of its live entertainment and sports representation businesses (now operating as Live Nation, Inc.) on December 21, 2005. The historical results of these businesses have been reflected as discontinued operations in the underlying financial statements and related disclosures for all periods presented. As a result, the historical footnote disclosures have been revised to exclude amounts related to these businesses. The following table presents summarized financial results for these businesses during the nine and three months ended September 30, 2005:

(In millions)	Nine Months	Three Months
Revenue (including sales to other Company segments of $0.6 million and $0.1 million for the nine and three months ended September 30, respectively)	$2,178.4	$998.2
Income (loss) before income taxes	$36.2	$55.6
Income tax benefit (expense)	$(14.3)	$(22.0)
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
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Statement 157 does not expand the use of fair value in any new circumstances. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will adopt Statement 157 on January 1, 2008 and anticipates that adoption will not materially impact its financial position or results of operations.
In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“Statement 158”). Statement 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The portions of Statement 158 that apply to the Company are effective as of the end of the fiscal year ending after December 15, 2006. The Company will adopt Statement 158 as of December 31, 2006 and anticipates that adoption will not materially impact its financial position or results of operations.
Note 2: SHARE-BASED PAYMENTS
The Company has granted options to purchase its common stock to employees and directors of the Company and its affiliates under various stock option plans typically at no less than the fair value of the underlying stock on the date of grant. These options are granted for a term not exceeding ten years and are forfeited, except in certain circumstances, in the event the employee or director terminates his or her employment or relationship with the Company or one of its affiliates. These options generally vest over five years. All option plans contain anti-dilutive provisions that permit an adjustment of the number of shares of the Company’s common stock represented by each option for any change in capitalization.
The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“Statement 123(R)”), on January 1, 2006, using the modified-prospective-transition method. The fair value of the options is estimated using a Black-Scholes option-pricing model and amortized straight-line to expense over five years. Prior to January 1, 2006, the Company accounted for its share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Under that method, when options are granted with a strike price equal to or greater than the market price on the date of issuance, there is no impact on earnings either on the date of grant or thereafter, absent certain modifications to the options. The amounts recorded as share-based payments prior to adopting Statement 123(R) primarily related to the expense associated with restricted stock awards. Under the modified-prospective-transition method, compensation cost recognized beginning in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.
As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes, minority interest and discontinued operations for the nine and three months ended September 30, 2006, was $23.4 million and $7.4 million lower, respectively, and net income for the nine and three months ended September 30, 2006, was $13.8 million and $4.4 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the nine months ended September 30, 2006 were $0.03 and $0.03 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three months ended September 30, 2006 were $0.01 and $0.01 lower than if the Company had continued to account for share-based compensation under APB 25.
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

The following table illustrates the effect on net income and earnings per share for the nine and three months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options, excluding restricted stock awards, is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

	Nine Months Ended	Three Months Ended
(In thousands, except per share data)	September 30, 2005	September 30, 2005
Income before discontinued operations:
Reported	$452,183	$171,830
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,934	1,168
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(18,252)	(3,153)

Pro Forma	$436,865	$169,845

Income (loss) from discontinued operations, net:
Reported	$21,906	$33,645
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	796	480
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,465)	(826)

Pro Forma	$19,237	$33,299

Income before discontinued operations per common share:
Basic:
Reported	$.82	$.32
Pro Forma	$.80	$.31

Diluted:
Reported	$.82	$.32
Pro Forma	$.80	$.31

Discontinued operations, net per common share:
Basic:
Reported	$.04	$.06
Pro Forma	$.04	$.06

Diluted:
Reported	$.04	$.06
Pro Forma	$.04	$.06
The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility on the Company’s stock, and other factors. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods equal to the expected life of the option. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the nine months ended September 30, 2006 and 2005:

	2006	2005
Expected volatility	25%	25%
Expected life in years	5.0 – 7.5	5.0 – 7.5
Risk-free interest rate	4.61% – 5.10%	4.06% – 4.20%
Dividend yield	2.61% – 2.65%	1.46% – 2.30%
The following table presents a summary of the Company’s stock options outstanding at and stock option activity during the nine months ended September 30, 2006 (“Price” reflects the weighted average exercise price per share):

			Weighted Average	Aggregate
			Remaining	Intrinsic
(In thousands, except per share data)	Options	Price	Contractual Term	Value
Outstanding, beginning of year	42,696	$41.34
Granted	16	28.68
Exercised (a)	(1,180)	19.60
Forfeited	(1,148)	35.58
Expired	(2,386)	51.69

Outstanding, September 30	37,998	41.54	3.4 years	$27,555

Exercisable, September 30	28,133		2.5 years	$27,311
Weighted average fair value per option granted	$7.18

(a)	Cash received from option exercises for the nine months ended September 30, 2006 and 2005 was $23.1 million and $23.9 million, respectively. The Company received an income tax benefit of $2.0 million and $0.6 million relating to the options exercised during the nine months ended September 30, 2006 and 2005, respectively.
The weighted average grant date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $7.18 and $8.59, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $11.6 million and $10.4 million, respectively.
A summary of the Company’s nonvested options at December 31, 2005, and changes during the nine months ended September 30, 2006, is presented below:

		Weighted Average
		Grant Date
(In thousands, except per share data)	Options	Fair Value
Nonvested, beginning of year	13,086	$15.03
Granted	16	7.18
Vested	(2,089)	25.78
Forfeited	(1,148)	13.49

Nonvested, September 30	9,865	12.91

There were 36.4 million shares available for future grants under the various option plans at September 30, 2006. Vesting dates range from February 1997 to April 2011, and expiration dates range from October 2006 to April 2016 at exercise prices and average contractual lives as follows:
(In thousands of shares)

				Weighted
				Average	Weighted		Weighted
			Outstanding	Remaining	Average	Exercisable	Average
			as of	Contractual	Exercise	as of	Exercise
Range of Exercise Prices			9/30/06	Life	Price	9/30/06	Price
$.01	—	$10.00	635	3.1	$5.90	635	$5.90
10.01	—	20.00	280	0.4	16.41	280	16.41
20.01	—	30.00	2,912	1.6	25.74	2,784	25.68
30.01	—	40.00	10,157	5.8	32.55	2,369	33.14
40.01	—	50.00	18,332	2.5	44.97	16,383	45.06
50.01	—	60.00	3,614	3.2	55.35	3,614	55.35
60.01	—	70.00	1,491	2.0	64.09	1,491	64.09
70.01	—	80.00	529	3.6	76.57	529	76.57
80.01	—	91.35	48	0.4	86.18	48	86.18

			37,998	3.4	41.54	28,133	43.96

Restricted Stock Awards
The Company began granting restricted stock awards to employees and directors of the Company and its affiliates in 2003. These common shares hold a legend which restricts their transferability for a term of up to five years and are forfeited, except in certain circumstances, in the event the employee or director terminates his or her employment or relationship with the Company prior to the lapse of the restriction. The restricted stock awards were granted out of the Company’s stock option plans. Recipients of the restricted stock awards are entitled to all cash dividends as of the date the award was granted.
The following table presents a summary of the Company’s restricted stock outstanding at and restricted stock activity during the nine months ended September 30, 2006 (“Price” reflects the weighted average share price at the date of grant):

	2006
(In thousands, except per share data)	Awards	Price
Outstanding, beginning of year	2,452	$32.62
Granted	7	28.50
Vested (restriction lapsed)	(2)	28.37
Forfeited	(141)	32.25

Outstanding, September 30	2,316	32.64

Subsidiary Share-Based Awards
Clear Channel Outdoor Holdings, Inc. (“CCO”), a subsidiary of the Company, grants options to purchase shares of its Class A common stock to its employees and directors and its affiliates under its incentive stock plan typically at no less than the fair market value of the underlying stock on the date of grant. These options are granted for a term not exceeding ten years and are forfeited, except in certain circumstances, in the event the employee or director terminates his or her employment or relationship with CCO or one of its affiliates. These options generally vest over five years. The incentive stock plan contains anti-dilutive provisions that permit an adjustment of the number of shares of CCO’s common stock represented by each option for any change in capitalization.
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
The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on implied volatilities from traded options on CCO’s stock, historical volatility on CCO’s stock, and other factors. The expected life is based on historical data of options granted and represents the period of time that options granted are expected to be outstanding. CCO uses historical data to estimate option exercises and employee terminations within the valuation model. Prior to the adoption of Statement 123(R), the Company recognized forfeitures as they occurred in its Statement 123 pro forma disclosures. Beginning January 1, 2006, the Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods equal to the expected life of the option. The following assumptions were used to calculate the fair value of the CCO’s options on the date of grant during the nine months ended September 30, 2006:

Expected volatility	27%
Expected life in years	5.0 – 7.5
Risk-free interest rate	4.58% – 5.08%
Dividend yield	0%
The following table presents a summary of CCO’s stock options outstanding at and stock option activity during the nine months ended September 30, 2006 (“Price” reflects the weighted average exercise price per share):

			Weighted Average	Aggregate
			Remaining	Intrinsic
(In thousands, except per share data)	Options	Price	Contractual Term	Value
Outstanding, beginning of year	8,509	$24.05
Granted	177	19.85
Exercised	(6)	20.42
Forfeited	(276)	22.59
Expired	(510)	32.37

Outstanding, September 30	7,894	23.43	4.5 years	$8,262

Exercisable, September 30	3,064		2.3 years	$174
Weighted average fair value per option granted	$6.55
A summary of CCO’s nonvested options at December 31, 2005, and changes during the nine months ended September 30, 2006, is presented below:

		Weighted Average
		Grant Date
(In thousands, except per share data)	Options	Fair Value
Nonvested, beginning of year	5,634	$4.56
Granted	177	6.55
Vested	(705)	.91
Forfeited	(276)	4.01

Nonvested, September 30	4,830	5.21

There were 33.9 million shares available for future grants under CCO’s option plan at September 30, 2006. Vesting dates range from April 2004 to April 2011, and expiration dates range from November 2006 to April 2016 at exercise prices and average contractual lives as follows:
(In thousands of shares)

				Weighted
				Average	Weighted		Weighted
			Outstanding	Remaining	Average	Exercisable	Average
			as of	Contractual	Exercise	as of	Exercise
Range of Exercise Prices			9/30/06	Life	Price	9/30/06	Price
$ 15.01	—	$20.00	3,408	6.5	$17.98	57	$17.35
20.01	—	25.00	1,097	4.2	21.08	229	21.57
25.01	—	30.00	2,143	2.9	26.12	1,532	26.04
30.01	—	35.00	692	2.4	32.78	692	32.78
35.01	—	40.00	417	0.6	37.86	417	37.86
40.01	—	45.00	98	3.8	42.80	98	42.80
45.01	—	50.00	39	0.2	49.52	39	49.52

			7,894	4.5	23.43	3,064	29.50

CCO also grants restricted stock awards to employees and directors of CCO and its affiliates. These common shares hold a legend which restricts their transferability for a term of up to five years and are forfeited, except in certain circumstances, in the event the employee terminates his or her employment or relationship with CCO prior to the lapse of the restriction. The restricted stock awards were granted out of the CCO’s stock option plan.
The following table presents a summary of CCO’s restricted stock outstanding at and restricted stock activity during the nine months ended September 30, 2006 (“Price” reflects the weighted average share price at the date of grant):

	2006
(In thousands, except per share data)	Awards	Price
Outstanding, beginning of year	236	$18.00
Granted	6	19.87
Vested (restriction lapsed)	—	—
Forfeited	(19)	18.01

Outstanding, September 30	223	18.04

Unrecognized share-based compensation cost
As of September 30, 2006, there was $49.5 million of unrecognized compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately three years.
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
The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at September 30, 2006 and December 31, 2005:

	September 30, 2006		December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Transit, street furniture, and other outdoor contractual rights	$777,850	$488,893	$651,455	$408,018
Talent contracts	125,270	111,365	202,161	175,553
Representation contracts	323,436	162,605	313,004	133,987
Other	130,180	75,436	135,782	104,054

Total	$1,356,736	$838,299	$1,302,402	$821,612

CCO completed the acquisition of Interspace Airport Advertising (“Interspace”) on July 1, 2006. As a result of the acquisition, the company recorded $39.5 million in definite-lived intangible assets which consists primarily of airport contracts with a remaining weighted average life of 5 years.
Total amortization expense from definite-lived intangible assets for the nine and three months ended September 30, 2006 and for the year ended December 31, 2005 was $107.8 million, $34.3 million and $154.2 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2007	$104,999
2008	66,728
2009	52,492
2010	46,485
2011	35,080

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
     Goodwill
The Company tests goodwill for impairment using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the nine month period ended September 30, 2006:

		Americas	International
(In thousands)	Radio	Outdoor	Outdoor	Other	Total
Balance as of December 31, 2005	$6,321,394	$405,964	$343,611	$40,979	$7,111,948
Acquisitions	42,499	211,649	33,917	6,564	294,629
Dispositions	(10,591)	(1,913)	—	—	(12,504)
Foreign currency	—	401	24,119	—	24,520
Adjustments	(879)	—	(315)	6	(1,188)

Balance as of September 30, 2006	$6,352,423	$616,101	$401,332	$47,549	$7,417,405

Included in the Americas’ acquisitions amount above is $127.6 million related to the acquisition of Interspace, all of which is expected to be deductible for tax purposes.
Note 4: DERIVATIVE INSTRUMENTS
The Company’s wholly owned subsidiary, Clear Channel Investments, Inc., terminated its secured forward exchange contract with respect to 8.3 million shares of its investment in XM Satellite Radio Holdings, Inc. on August 2, 2006 by paying the counterparty approximately $83.1 million. The accreted value of the debt was $92.9 million and the fair value of the collar was an asset of $6.0 million resulting in a net gain of approximately $3.8 million recorded in “Gain (loss) on marketable securities” on the Company’s consolidated statement of operations.
The Company holds options under two secured forward exchange contracts that limit its exposure to and benefit from price fluctuations in American Tower Corporation (“AMT”) over the terms of the contracts (the “AMT contracts”). These options are not designated as hedges of the underlying shares of AMT. The fair values of the AMT contracts were a liability of $9.0 million recorded in “Other long term liabilities” and an asset of $11.7 million recorded in “Other assets” at September 30, 2006 and December 31, 2005, respectively. For the nine months ended September 30, 2006 and year ended December 31, 2005, the Company recognized losses of $20.7 million and $18.2 million, respectively, in “Gain (loss) on marketable securities” related to the change in fair value of the options. To offset the change in the fair value of these contracts, the Company has recorded AMT shares as trading securities. During the nine months ended September 30, 2006 and year ended December 31, 2005, the Company recognized gains of $18.9 million and $17.5 million, respectively, in “Gain (loss) on marketable securities” related to the change in the fair value of the shares.
The Company is exposed to foreign currency exchange risks related to its investment in net assets in foreign countries. To manage this risk, the Company entered into two United States dollar — Euro cross currency swaps with an aggregate Euro notional amount of €706.0 million and a corresponding aggregate U.S. dollar notional amount of $877.7 million. These cross currency swaps had a value of $44.5 million at September 30, 2006 and $2.9 million at December 31, 2005, which was recorded in “Other long-term obligations”. These cross currency swaps require the Company to make fixed cash payments on the Euro notional amount while it receives fixed cash payments on the equivalent U.S. dollar notional amount, all on a semiannual basis. The Company has designated these cross currency swaps as a hedge of its net investment in Euro denominated assets. The Company selected the forward method under the guidance of the Derivatives Implementation Group Statement 133 Implementation Issue H8, Foreign Currency Hedges: Measuring the Amount of Ineffectiveness in a Net Investment Hedge. The forward method requires all changes in the fair value of the cross currency swaps and the semiannual cash payments to be reported as a cumulative translation adjustment in other comprehensive income (loss) in the same manner as the underlying hedged net assets. As of September 30, 2006, a $20.7 million loss, net of tax, was recorded as a cumulative translation adjustment to other comprehensive income (loss) related to the cross currency swap.
Note 5: RECENT DEVELOPMENTS
     Company Share Repurchase Program
On March 9, 2006, the Company’s Board of Directors authorized a share repurchase program, permitting it to repurchase $600.0 million of its common stock. On September 6, 2006, the Board of Directors authorized an additional share repurchase program, permitting the Company to repurchase an additional $1.0 billion of its common stock. This increase expires on September 6, 2007, although the program may be discontinued or suspended at anytime prior to its expiration. The Company had repurchased an aggregate 130.9 million shares for $4.3 billion, including commission and fees, under all previously announced share repurchase programs as of September 30, 2006, with $1.0 billion remaining available.
     Debt Offerings
On March 21, 2006 the Company completed a debt offering of $500.0 million 6.25% Senior Notes due 2011. Interest is payable on March 15 and September 15 of each year. The net proceeds of approximately $497.5 million were used to repay borrowings under the Company’s bank credit facility.
On August 15, 2006 the Company completed an additional $250.0 million issuance of its 6.25% Senior Notes due 2011 originally issued March 21, 2006. The net proceeds of approximately $253.4 million, including accrued interest, were used to repay borrowings under the Company’s bank credit facility.
     Acquisitions
CCO completed the acquisition of Interspace on July 1, 2006, by issuing 4,250,000 shares of CCO’s Class A common stock and the payment of approximately $81.3 million. The acquisition was valued at approximately $170.4 million based on CCO’s common shares issued at the closing share price on the date of acquisition and the cash consideration paid. Interspace’s 2005 revenues and operating expenses (excluding depreciation and amortization) were approximately $45.8 million and $32.5 million, respectively.
The Company acquired radio stations for $16.6 million and a music scheduling company for $44.3 million in cash plus $10.0 million of deferred purchase consideration during the nine months ended September 30, 2006. The Company also acquired Americas and international outdoor display faces and additional equity interests in international outdoor companies for $200.7 million in cash, which includes cash paid for Interspace. The Company exchanged assets in one of its Americas outdoor markets for assets located in a different market. In addition, the Company’s national representation firm acquired representation contracts for $11.8 million in cash and its television business acquired a station for $20.0 million in cash.

     Disposition of Assets
The Company disposed of programming rights in its radio broadcasting segment and recognized a gain of $31.4 million and exchanged assets in one of its Americas outdoor markets for assets located in a different market and recognized a gain of $13.2 million. Both of these gains were recorded in “Gain on disposition of assets — net” during the first quarter of 2006.
     Recent Legal Proceedings
On September 9, 2003, the Assistant United States Attorney for the Eastern District of Missouri caused a Subpoena to Testify before Grand Jury to be issued to the Company. The Subpoena requires the Company to produce certain information regarding commercial advertising run by it on behalf of offshore and/or online (Internet) gambling businesses, including sports bookmaking and casino-style gambling. On October 5, 2006, the Company received a subpoena from the Assistant United States Attorney for the Southern District of New York requiring it to produce certain information regarding substantially the same matters as covered in the subpoena from the Eastern District of Missouri. The Company is cooperating with the requirements of both subpoenas.
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
The Company is currently involved in certain legal proceedings and, as required, has accrued our estimate of the probable costs for the resolution of these claims. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in management’s assumptions or the effectiveness of its strategies related to these proceedings.
Note 6: RESTRUCTURING
The Company has restructuring liabilities related to its 2000 acquisition of AMFM Inc. (“AMFM”), and the 2002 acquisition of The Ackerley Group, Inc. (“Ackerley”). The balance at September 30, 2006 of $5.3 million was comprised of $0.4 million of severance costs and $4.9 million of lease termination costs. During the nine months ended September 30, 2006, $0.4 million was paid and charged to severance.
In addition to the AMFM and Ackerley restructurings, the Company restructured its outdoor operations in France in the third quarter of 2005. As a result, the Company recorded $26.6 million in restructuring costs as a component of selling, general and administrative expenses. Of the $26.6 million, $22.5 million was related to severance costs and $4.1 million was related to other costs. During 2006, $7.4 million of related costs were paid and charged to the restructuring accrual. As of September 30, 2006, the accrual balance was $14.7 million.
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

Note 8: GUARANTEES
Within the Company’s $1.75 billion credit facility, there exists a $150.0 million sub-limit available to certain of the Company’s international subsidiaries. This $150.0 million sub-limit allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provides funds to the Company’s international operations for certain working capital needs. Subsidiary borrowings under this sub-limit are guaranteed by the Company. At September 30, 2006, this portion of the $1.75 billion credit facility’s outstanding balance was $30.7 million, which is recorded in “Long-term debt” on the Company’s financial statements.
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
The Company currently has guarantees that provide protection to its international subsidiary’s banking institutions related to overdraft lines up to approximately $39.9 million. As of September 30, 2006, no amounts were outstanding under these agreements.
As of September 30, 2006, the Company has outstanding commercial standby letters of credit and surety bonds of $130.2 million and $35.6 million, respectively. These letters of credit and surety bonds relate to various operational matters including insurance, bid, and performance bonds as well as other items. These letters of credit reduce the borrowing availability on the Company’s bank credit facilities, and are included in the Company’s calculation of its leverage ratio covenant under the bank credit facilities. The surety bonds are not considered as borrowings under the Company’s bank credit facilities.
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

					Corporate
					expenses and
		Americas	International		gain (loss) on
	Radio	Outdoor	Outdoor		disposition of
(In thousands)	Broadcasting	Advertising	Advertising	Other	assets - net	Eliminations	Consolidated
Nine Months Ended September 30, 2006
Revenue	$2,754,566	$965,733	$1,101,293	$423,098	$—	$(94,767)	$5,149,923
Direct operating expenses	768,215	382,401	671,442	164,716	—	(46,598)	1,940,176
Selling, general and administrative expenses	940,413	150,846	250,757	177,925	—	(48,169)	1,471,772
Depreciation and amortization	102,998	129,382	169,888	49,881	14,573	—	466,722
Corporate expenses	—	—	—	—	140,645	—	140,645
Gain (loss) on disposition of assets — net	—	—	—	—	56,000	—	56,000

Operating income (loss)	$942,940	$303,104	$9,206	$30,576	$(99,218)	$—	$1,186,608

Intersegment revenues	$30,764	$6,864	$—	$57,139	$—	$—	$94,767
Identifiable assets	$12,262,329	$2,764,509	$2,265,066	$1,071,857	$567,449	$—	$18,931,210
Capital expenditures	$64,769	$60,367	$103,613	$7,805	$3,394	$—	$239,948

					Corporate
					expenses and
		Americas	International		gain (loss) on
	Radio	Outdoor	Outdoor		disposition of
(In thousands)	Broadcasting	Advertising	Advertising	Other	assets - net	Eliminations	Consolidated
Three Months Ended September 30, 2006
Revenue	$962,147	$356,384	$363,870	$143,510	$—	$(31,017)	$1,794,894
Direct operating expenses	265,319	133,468	234,152	55,345	—	(13,664)	674,620
Selling, general and administrative expenses	308,787	52,029	82,608	60,211	—	(17,353)	486,282
Depreciation and amortization	33,582	45,897	56,226	16,277	5,192	—	157,174
Corporate expenses	—	—	—	—	49,630	—	49,630
Gain (loss) on disposition of assets — net	—	—	—	—	8,915	—	8,915

Operating income (loss)	$354,459	$124,990	$(9,116)	$11,677	$(45,907)	$—	$436,103

Intersegment revenues	$10,175	$1,882	$—	$18,960	$—	$—	$31,017

Nine Months Ended September 30, 2005
Revenue	$2,624,736	$886,649	$1,044,822	$388,585	$—	$(90,962)	$4,853,830
Direct operating expenses	711,604	358,862	629,185	160,339	—	(46,467)	1,813,523
Selling, general and administrative expenses	900,647	136,919	273,044	160,661	—	(44,495)	1,426,776
Depreciation and amortization	106,309	127,019	163,214	51,443	14,153	—	462,138
Corporate expenses	—	—	—	—	119,412	—	119,412
Gain (loss) on disposition of assets — net	—	—	—	—	14,303	—	14,303

Operating income (loss)	$906,176	$263,849	$(20,621)	$16,142	$(119,262)	$—	$1,046,284

Intersegment revenues	$27,396	$5,633	$—	$57,933	$—	$—	$90,962
Identifiable assets	$12,246,440	$2,515,518	$2,166,667	$1,269,086	$316,296	$—	$18,514,007
Capital expenditures	$65,806	$50,012	$87,210	$11,064	$5,261	$—	$219,353

Three Months Ended September 30, 2005
Revenue	$919,245	$317,705	$350,298	$130,352	$—	$(34,312)	$1,683,288
Direct operating expenses	248,716	121,817	207,648	55,858	—	(20,016)	614,023
Selling, general and administrative expenses	297,899	45,768	107,282	52,167	—	(14,296)	488,820
Depreciation and amortization	36,185	40,928	54,477	17,763	4,682	—	154,035
Corporate expenses	—	—	—	—	41,071	—	41,071
Gain (loss) on disposition of assets — net	—	—	—	—	8,487	—	8,487

Operating income (loss)	$336,445	$109,192	$(19,109)	$4,564	$(37,266)	$—	$393,826

Intersegment revenues	$9,240	$1,162	$—	$23,910	$—	$—	$34,312
Revenue of $1.2 billion and $1.1 billion derived from foreign operations are included above for the nine months ended September 30, 2006 and 2005, respectively. Revenue of $389.0 million and $368.9 million derived from foreign operations are included above for the three months ended September 30, 2006 and 2005, respectively. Identifiable assets of $2.5 billion derived from foreign operations are included above at September 30, 2006 and 2005.
Note 10: SUBSEQUENT EVENTS
On October 25, 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.1875 per share on the Company’s Common Stock. The dividend is payable on January 15, 2007 to shareholders of record at the close of business on December 31, 2006.

On October 12, 2006, the Company received a $257.0 million tax refund related to the utilization of a portion of the capital loss generated on the spin-off of Live Nation, Inc. The Company also utilized 2005 net operating losses to reduce its September 15, 2006 tax payment by $21.3 million. These two events resulted in a total cash benefit to the Company of $278.3 million.
On November 1, 2006, the Company redeemed its 6% Senior Notes at their maturity for $750.0 million plus accrued interest with proceeds from its bank credit facility.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
     Consolidated revenue increased 7% during the third quarter of 2006 compared to the same period of 2005. Revenue growth of $42.9 million from our radio broadcasting segment was driven by increased national advertising revenues. Our Americas outdoor advertising segment’s revenues increased $38.7 million primarily from growth in bulletin and airport revenues as well as from the acquisition of Interspace. Our international outdoor segment contributed $13.6 million in revenue growth which was primarily attributable to movements in foreign exchange over the third quarter of 2005.
     Consolidated direct operating and SG&A expenses increased 5% during the third quarter of 2006, compared to the same period of 2005, primarily from our radio and Americas segments, which increased principally due to growth in commission expenses associated with the increase in revenue and the adoption of FAS 123(R). Radio also experienced increased programming and distribution expenses while Americas incurred increased site lease expenses. Direct operating and SG&A expenses declined in our international outdoor segment primarily from a $26.6 million restructuring charge related to our businesses in France recorded during the third quarter of 2005.
     Our subsidiary, Clear Channel Outdoor Holdings, Inc., or CCO, completed its acquisition of Interspace Airport Advertising on July 1, 2006, by issuing 4,250,000 shares of CCO’s Class A Common Stock and approximately $81.3 million in cash. Interspace contributed approximately $14.6 million to revenue and $9.0 million to direct operating and SG&A expenses during the third quarter of 2006.
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
Radio Broadcasting
     Our revenues are derived from selling advertising time, or spots, on our radio stations. Our radio markets are run predominantly by local management teams who control the formats selected for their programming. The formats are designed to reach audiences with targeted demographic characteristics that appeal to our advertisers. Management monitors average advertising rates, which are principally based on the length of the spot and how many people in a targeted audience listen to our stations, as measured by an independent ratings service. The size of the market influences rates as well, with larger markets typically receiving higher rates than smaller markets. Our advertising rates are also influenced by the time of day the advertisement airs, with morning and evening drive-time hours typically the highest. Management monitors yield in addition to average rates because yield allows management to track revenue performance across our inventory. Yield is defined by management as revenue earned divided by commercial capacity available. Radio advertising contracts are typically less than one year.
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
FAS 123(R), Share-Based Payment
     We adopted FAS 123(R), Share-Based Payment, on January 1, 2006 under the modified-prospective approach which requires us to recognize employee compensation cost related to our stock option grants in the same line items as cash compensation in the 2006 financial statements for all options granted after the date of adoption as well as for any options that were unvested at adoption. Under the modified-prospective approach, no stock option expense attributable to these options is reflected in the financial statements for 2005. The amounts recorded as share-based payments in the financial statements during 2005 relate to the expense associated with restricted stock awards. As of September 30, 2006, there was $49.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately three years.
     The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility on the Company’s stock, and other factors. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods equal to the expected life of the option. The following table details compensation costs related to share-based payments for the three and nine months ended September 30, 2006:

(In millions)	Three Months	Nine Months
Radio Broadcasting
Direct Operating Expenses	$2.7	$8.3
SG&A	3.6	10.6
Americas Outdoor Advertising
Direct Operating Expenses	$0.9	$2.6
SG&A	0.3	0.9
International Outdoor Advertising
Direct Operating Expenses	$0.2	$0.6
SG&A	0.1	0.3
Other
Direct Operating Expenses	$0.5	$1.5
SG&A	0.5	1.6
Corporate	$2.3	$8.0
The comparison of Three and Nine Months Ended September 30, 2006 to Three and Nine Months Ended September 30, 2005 is as follows:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(In thousands)	2006	2005	Change	2006	2005	Change
Revenue	$1,794,894	$1,683,288	7%	$5,149,923	$4,853,830	6%
Operating expenses:
Direct operating expenses	674,620	614,023	10%	1,940,176	1,813,523	7%
Selling, general and administrative expenses	486,282	488,820	(1%)	1,471,772	1,426,776	3%
Depreciation and amortization	157,174	154,035	2%	466,722	462,138	1%
Corporate expenses	49,630	41,071	21%	140,645	119,412	18%
Gain (loss) on disposition of assets — net	8,915	8,487		56,000	14,303

Operating income	436,103	393,826	11%	1,186,608	1,046,284	13%
Interest expense	128,271	113,087		365,945	324,794
Gain (loss) on marketable securities	5,396	(815)		2,072	(278)
Equity in earnings of nonconsolidated affiliates	8,568	10,565		25,054	28,160
Other income (expense) — net	(536)	(560)		(5,752)	8,585

Income before income taxes, minority interest, and discontinued operations	321,260	289,929		842,037	757,957
Income tax benefit (expense):
Current	(72,032)	(32,096)		(186,135)	(150,064)
Deferred	(59,684)	(82,426)		(159,100)	(149,330)

Income tax benefit (expense)	(131,716)	(114,522)		(345,235)	(299,394)
Minority interest income (expense), net of tax	(3,673)	(3,577)		(16,629)	(6,380)

Income before discontinued operations	185,871	171,830		480,173	452,183
Income (loss) from discontinued operations, net	—	33,645		—	21,906

Net income	$185,871	$205,475		$480,173	$474,089

Consolidated Revenue
     Three Months
     Consolidated revenue increased $111.6 million for the third quarter of 2006 compared to the third quarter of 2005. Revenue growth was led by $42.9 million from our radio broadcasting segment, primarily from an increase in national revenues. Our Americas outdoor advertising segment’s revenue increased $38.7 million, primarily from increased bulletin and airport revenues, as well as the acquisition of Interspace which contributed $14.6 million. Our international outdoor segment contributed $13.6 million of the increase, primarily related to $13.1 million attributable to foreign exchange gains, while revenue in our other segment increased $13.2 million during the third quarter of 2006 as compared to the same period of 2005 primarily from growth at Katz Media and our television business.
     Nine Months
     Consolidated revenue increased $296.1 million for the nine months ended September 30, 2006 compared to the same period of 2005. Radio contributed $129.8 million attributable to increased average rates on local and national sales. Our Americas outdoor segment’s revenue increased $79.1 million from an increase in bulletin and airport revenues. Our international outdoor segment contributed $56.5 million, of which approximately $44.9 million during the first six months of 2006 related to Clear Media which we began consolidating in the third quarter of 2005. Increased street furniture revenues also contributed to our international revenue growth, which were partially offset by a revenue decline of $18.7 million from foreign exchange fluctuations.
Consolidated Direct Operating Expenses
     Three Months
     Direct operating expenses increased $60.6 million during the third quarter of 2006 compared to the same period of 2005. Radio broadcasting’s direct operating expenses increased $16.6 million, $8.1 million of which related to programming and distribution initiatives. Our Americas outdoor segment contributed $11.7 million, principally from an increase in site-lease expenses and our acquisition of Interspace. Direct operating expenses in our international outdoor segment increased $26.5 million over the third quarter of 2005 primarily from an increase in fixed rent associated with guarantees on new contracts and $8.3 million from movements in foreign exchange. Share-based payments included in direct operating expenses associated with the adoption of FAS 123(R) were $4.3 million for the third quarter of 2006.
     Nine Months
     Direct operating expenses increased $126.7 million for the nine months ended September 30, 2006 compared to the same period of 2005. Our radio broadcasting segment contributed $56.6 million primarily from programming and distribution initiatives. Americas outdoor direct operating expenses increased $23.5 million driven by increased site lease expenses associated with the increase in revenue and the acquisition of Interspace. Interspace contributed $6.2 million to direct operating expenses in the third quarter of 2006. Our international outdoor segment contributed $42.3 million, of which $18.0 million during the first six months of 2006 related to our consolidation of Clear Media and the remainder was principally due to an increase in site lease expenses. The increase in international outdoor’s direct operating expense was partially offset by a decline of $11.2 million related to movements in foreign exchange. Share-based payments included in direct operating expenses associated with the adoption of FAS 123(R) were $13.0 million for the nine months ended September 30, 2006.
Consolidated Selling, General and Administrative Expenses, or SG&A
     Three Months
     SG&A decreased $2.5 million during the third quarter of 2006 compared to the same period of 2005 which included a $26.6 million charge related to restructuring our businesses in France during the third quarter of 2005 partially offset by $2.9 million related to movements in foreign exchange. SG&A increased in our radio broadcasting and Americas outdoor segments $10.9 million and $6.3 million, respectively, primarily from sales expenses associated with the increase in revenue. Share-based payments included in SG&A associated with the adoption of FAS 123(R) were $4.5 million during the third quarter of 2006.
     Nine Months
     SG&A increased $45.0 million for the nine months ended September 30, 2006 compared to the same period of 2005. Our radio broadcasting SG&A increased $39.8 million primarily as a result of $15.9 million in bonus and commission expenses associated with the increase in revenue. SG&A increased $13.9 million in our Americas outdoor segment principally related to an increase in bonus and commission expenses associated with the increase in revenues. Our international outdoor SG&A expenses declined $22.3 million primarily attributable to a decline of $4.6 million from movements in foreign exchange as well as $26.6 million related to restructuring our businesses in France recorded in the third quarter of 2005. Share-based payments included in SG&A associated with the adoption of FAS 123(R) were $13.4 million for the nine months ended September 30, 2006.
Corporate Expenses
     Corporate expenses increased approximately $8.6 million and $21.2 million for the three and nine months ended September 30, 2006, respectively, as compared to the same periods of 2005. These increases were primarily the result of increased bonus expenses. Share based payments increased $0.4 million and $3.4 million, respectively, during the third quarter and nine months ended September 30, 2006 as compared to the same periods of 2005.
Gain (loss) on Disposition of Assets — Net
     Gain on disposition of assets — net of $56.0 million for the nine months ended September 30, 2006 mostly related to $31.4 million in our radio segment primarily from the sale of programming rights and $13.2 million in our Americas outdoor segment from the exchange of assets in one of our markets for the assets of a third party located in a different market.
Interest Expense
     Interest expense increased $15.2 million and $41.2 million for the three and nine months ended September 30, 2006, respectively, over the same periods of 2005 primarily due to increased interest rates on our floating rate debt. Interest on our floating rate debt, which includes fixed-rate debt on which we have entered into interest rate swap agreements, is influenced by changes in LIBOR. Average LIBOR for the three months ended September 30, 2006 and 2005 was 5.4% and 3.8%, respectively. Average LIBOR for the nine months ended September 30, 2006 and 2005 was 5.1% and 3.3%, respectively.
Gain (loss) on marketable securities
     The gain on marketable securities of $5.4 million in the third quarter of 2006 related to a $1.6 million gain associated with the change in fair value of our American Tower Corporation, or AMT, securities that are classified as trading and a related secured forward exchange contract associated with those securities, plus $3.8 million from terminating our secured forward exchange contract associated with our investment in XM Satellite Radio Holdings, Inc. The loss of $0.8 million in the third quarter of 2005 related to the change in fair value of AMT securities that were classified as trading and a related secured forward exchange contract associated with those securities.
     The gain of $2.1 million for the nine months ended September 30, 2006 related to a $3.8 million gain from terminating our secured forward exchange contract associated with our investment in XM Satellite Radio Holdings, Inc. partially offset by a loss of $1.7 million from the change in fair value of AMT securities that are classified as trading and a related secured forward exchange contract associated with those securities. The loss of $0.3 million recorded in 2005 related to the change in fair value of AMT securities that were classified as trading and a related secured forward exchange contract associated with those securities.
Income Tax Benefit (Expense)
     Current tax expense for the three months ended September 30, 2006 increased $39.9 million over the same period of 2005. The increase was due to additional current tax expense recorded during the current period related to an increase in taxable income of approximately $31.3 million. In addition, during the three months ended September 30, 2005, an additional current tax benefit of approximately $30.1 million was recorded related to the filing of an amended tax return and a foreign exchange loss that was recognized upon the July 2005 maturity of our Euro denominated bonds.
     Current tax expense for the nine months ended September 30, 2006 increased $36.1 million over the same period of 2005. The increase was primarily related to additional current tax expense recorded during the period related to an increase in taxable income. Our effective tax rate for the nine months ended September 30, 2006 and 2005 was 41% and 39.5%, respectively.
     Deferred tax expense for the three months ended September 30, 2006 decreased $22.7 million over the same period of 2005 primarily due to additional deferred tax expense being recorded during the three months ended September 30, 2005 related to the filing of an amended tax return and a foreign exchange loss that was recognized upon the July 2005 maturity of our Euro denominated bonds.
     Deferred tax expense for the nine months ended September 30, 2006 increased $9.8 million over the same period of 2005 due to an increase in deferred tax expense of approximately $16.7 million in the current period related to the uncertainty of our ability to utilize certain tax losses in the future for certain international operations. In addition, a deferred tax benefit of $8.2 million was recorded during the nine months ended September 30, 2005 related to a change in state tax law. These amounts were partially offset by additional deferred tax benefits being recorded during the nine ended September 30, 2006 related to the reversal of book compensation costs that resulted from the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006.

Minority Interest Income (Expense), net of tax
     Minority interest expense was essentially unchanged in the third quarter 2006 as compared to the third quarter of 2005, with an increase from the initial public offering of 10% of our subsidiary CCO, offset by decreases that were mainly attributable to an overall decline in operating results in Italy and Australia as well as adjustments related to our investment in China made to be in accordance with generally accepted accounting principles in the United States. Minority interest expense for the nine months ended September 30, 2006 increased $10.2 million over the same period of 2005 principally as a result of the initial public offering of 10% of our subsidiary CCO.
Segment Revenue and Divisional Operating Expenses
Radio Broadcasting

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2006	2005	% Change	2006	2005	% Change
Revenue	$962,147	$919,245	5%	$2,754,566	$2,624,736	5%
Direct operating expenses	265,319	248,716	7%	768,215	711,604	8%
SG&A	308,787	297,899	4%	940,413	900,647	4%
Depreciation and amortization	33,582	36,185	(7%)	102,998	106,309	(3%)

Operating income	$354,459	$336,445	5%	$942,940	$906,176	4%

Three months
     Our radio broadcasting revenues increased 5% during the third quarter of 2006 as compared to the third quarter of 2005 primarily from an increase in national advertising revenues, driven by increases in yield and average unit rates. The number of 30 second and 15 second commercials broadcast as a percent of total minutes sold increased in the third quarter of 2006 as compared to the same period of 2005. Our top 50 markets paced the revenue growth for the quarter, growing revenues at a higher percentage than the remainder of our markets. Strong advertising client categories during the third quarter of 2006 as compared to the third quarter of 2005 were automotive, retail and entertainment.
     Our radio broadcasting direct operating expenses increased $16.6 million primarily related to increased costs associated with programming and distribution initiatives. This growth includes an increase in share-based payments of $2.7 million as result of adopting FAS 123(R). Our SG&A expenses increased $10.9 million for the third quarter of 2006 as compared to the third quarter of 2005 primarily from increased commission expenses associated with the increase in revenue. This growth includes an increase in share-based payments of $3.6 million as result of adopting FAS 123(R).
Nine Months
     Our radio broadcasting revenue increased 5% during the nine months ended September 30, 2006 as compared to the same period of 2005 primarily from an increase in both local and national advertising revenues. This growth was driven by an increase in yield and average unit rates. The number of 30 second and 15 second commercials broadcast as a percent of total minutes sold increased in the nine months ended September 30, 2006 as compared to the same period of 2005.
     Our radio broadcasting direct operating expenses increased $56.6 million for the nine months ended September 30, 2006 as compared to the same period of 2005. Included in direct operating expenses for 2006 were share-based payments of $8.3 million as a result of adopting FAS 123(R). Also contributing to the increase were added costs of approximately $30.7 million from programming and distribution initiatives. Our SG&A expenses increased $39.8 million primarily as a result of approximately $15.9 million in bonus and commission expenses as well as $10.6 million from the adoption of FAS 123(R).
Americas Outdoor Advertising

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2006	2005	% Change	2006	2005	% Change
Revenue	$356,384	$317,705	12%	$965,733	$886,649	9%
Direct operating expenses	133,468	121,817	10%	382,401	358,862	7%
SG&A	52,029	45,768	14%	150,846	136,919	10%
Depreciation and amortization	45,897	40,928	12%	129,382	127,019	2%

Operating income	$124,990	$109,192	14%	$303,104	$263,849	15%

Three Months
     Our Americas revenue increased 12% during the third quarter of 2006, as compared to the third quarter of 2005, primarily attributable to bulletin and airport revenues, as well as revenues associated with the acquisition of Interspace. The increase in bulletin revenue was driven by an increase in rates. The increase in airport revenues was attributable to increased occupancy and rates as well as the acquisition of Interspace in the current quarter, which contributed $14.6 million to revenue growth over the third quarter of 2005. Strong revenue growth for the quarter was achieved across a broad spectrum of markets including Boston, Cleveland, Dallas, Minneapolis, Orlando, Sacramento, San Antonio and Tucson. Top advertising client categories during the quarter included autos, business and consumer services, entertainment, insurance and retail.
     Direct operating expenses increased $11.7 million in the third quarter of 2006 over the third quarter of 2005. The increase was driven by increased site lease expenses associated with the increase in revenue. Interspace contributed $6.2 million to direct operating expenses in the third quarter of 2006. SG&A expenses increased $6.3 million primarily related to an increase in commission expenses associated with the increase in revenue. Included in direct operating and SG&A expenses is an increase in share-based payments of $1.2 million related to the adoption of FAS 123(R).
Nine Months
     Our Americas revenue increased 9% during the nine months ended September 30, 2006 as compared to the same period of 2005 primarily attributable to bulletin and airport revenues. Bulletin revenues increased primarily from an increase in average rates while the increase in airport revenues was attributable to increased occupancy and rates. Also contributing to the increased airport revenues was $14.6 million from our acquisition of Intersapce.
     Direct operating expenses increased $23.5 million in the nine months ended September 30, 2006 over the same period of 2005 primarily from an increase in site lease expenses of approximately $14.9 million as well as $2.6 million related to the adoption of FAS 123(R). Interspace contributed $6.2 million to direct operating expenses in the nine months ended September 30, 2006. Our SG&A expenses increased $13.9 million in the nine months of 2006 over the same period of 2005 primarily from an increase in bonus and commission expenses of $7.2 million related to the increase in revenue, and $0.9 million of share-based payments related to the adoption of FAS 123(R).
International Outdoor Advertising

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2006	2005	% Change	2006	2005	% Change
Revenue	$363,870	$350,298	4%	$1,101,293	$1,044,822	5%
Direct operating expenses	234,152	207,648	13%	671,442	629,185	7%
SG&A	82,608	107,282	(23%)	250,757	273,044	(8%)
Depreciation and amortization	56,226	54,477	3%	169,888	163,214	4%

Operating income	$(9,116)	$(19,109)	N.A.	$9,206	$(20,621)	N.A.

Three Months
     Revenues from our international outdoor operations increased 4% in the third quarter of 2006 as compared to the third quarter of 2005 primarily related to $13.1 million from movements in foreign exchange. Excluding the effects of foreign exchange, our international outdoor revenue was flat over the third quarter of 2005 with growth in our street furniture revenues offset by a decline in our billboard revenues in France and the United Kingdom. Top 5 advertising client categories during the quarter included autos, business and consumer services, entertainment, insurance and retail.
     Direct operating expenses increased $26.5 million over the third quarter of 2005 primarily from an increase in fixed rent associated with guarantees on new contracts and $8.3 million from movements in foreign exchange. Our SG&A expenses decreased $24.7 million during the third quarter of 2006 compared to the same period of 2005 primarily from a $26.6 million charge from restructuring our businesses in France recorded in the third quarter of 2005 partially offset by $2.9 million related to movements in foreign exchange. Included in direct operating and SG&A expenses is an increase in share-based payments of $0.3 million related to the adoption of FAS 123(R).
Nine Months
     Revenue in our international outdoor segment increased 5% in the first nine months of 2006 compared to the same period of 2005. The increase includes approximately $44.9 million during the first six months of 2006 related to our consolidation of Clear Media which we began consolidating in the third quarter of 2005. Also contributing to the increase was growth in street furniture revenues partially offset by a decline in billboard revenues and approximately $18.7 million related to movements in foreign exchange for the first nine months of 2006 compared to the same period of 2005.
     Direct operating expenses increased $42.3 million during the nine months ended September 30, 2006 as compared to the same period of 2005. The increase was primarily attributable to $18.0 million during the first six months of 2006 related to our consolidation of Clear Media and an increase in site lease expenses. Also included in the increase was $0.6 million related to the adoption of FAS 123(R). The increase in direct operating expenses was partially offset by a decline of approximately $11.2 million related to movements in foreign exchange. Our SG&A expenses declined $22.3 million primarily attributable to a decline of $4.6 million from movements in foreign exchange as well as $26.6 million related to restructuring our businesses in France recorded in the third quarter of 2005.
Reconciliation of Segment Operating Income (Loss) to Consolidated Operating Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2006	2005	2006	2005
Radio Broadcasting	$354,459	$336,445	$942,940	$906,176
Americas Outdoor Advertising	124,990	109,192	303,104	263,849
International Outdoor Advertising	(9,116)	(19,109)	9,206	(20,621)
Other	11,677	4,564	30,576	16,142
Gain (loss) on disposition of assets — net	8,915	8,487	56,000	14,303
Corporate	(54,822)	(45,753)	(155,218)	(133,565)

Consolidated operating income	$436,103	$393,826	$1,186,608	$1,046,284

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Nine Months Ended September 30,
(In thousands)	2006	2005
Cash provided by (used in):
Operating activities	$1,182,184	$981,455
Investing activities	$(510,289)	$(283,871)
Financing activities	$(650,049)	$(467,017)
Discontinued operations	$—	$(122,632)
Operating Activities
     Cash flow from operating activities for the nine months ended September 30, 2006 principally reflected net income of $480.2 million plus depreciation and amortization of $466.7 million. Also contributing to cash flow from operating activities was an income tax refund of $133.3 million from the overpayment of 2005 taxes due to a foreign exchange loss from the restructuring of our international business in anticipation of our strategic realignment, as well as the application of a portion of the capital loss generated from our spin-off of Live Nation. Cash flow from operating activities for the nine months ended September 30, 2005 principally reflected income before discontinued operations of $452.2 plus depreciation and amortization of $462.1 million.
Investing Activities
     Cash used in investing activities for the nine months ended September 30, 2006 principally reflected cash used for the acquisition of operating assets of $293.4 million which primarily related to the acquisition of radio stations and a music scheduling company in our radio segment, the acquisition of Interspace, the acquisition of an outdoor advertising business in the United Kingdom, and the acquisition of a television station. Cash used in investing activities for the nine months ended September 30, 2006 also reflected $239.9 million used for the purchase of property, plant and equipment. Cash used in investing activities for the nine months ended September 30, 2005 principally reflected $219.4 million used for the purchase of property, plant and equipment.
Financing Activities
     Cash used in financing activities for the nine months ended September 30, 2006 primarily reflected $1.4 billion used for the purchase of our common stock, $290.4 million used for the payment of dividends, partially offset by net draws on our credit facility of $401.8 million and $778.5 million from the issuance of long term debt. Cash used in financing activities for the nine months ended September 30, 2005 principally reflected $859.1 million for the purchase of our common stock and $241.5 million for the payment of dividends, partially offset by net draws on our credit facility of $838.1 million.
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
SOURCES OF CAPITAL
As of September 30, 2006 and December 31, 2005 we had the following debt outstanding:

	September 30,	December 31,
(In millions)	2006	2005
Credit facility	$687.2	$292.4
Long-term bonds (a)	7,279.5	6,537.0
Other borrowings	156.6	217.1

Total Debt	8,123.3	7,046.5
Less: Cash and cash equivalents	104.6	82.8

	$8,018.7	$6,963.7

(a)	Includes $8.0 million and $10.5 million in unamortized fair value purchase accounting adjustment premiums related to the merger with AMFM at September 30, 2006 and December 31, 2005, respectively. Also includes reductions of $32.4 million and $29.0 million related to fair value adjustments for interest rate swap agreements at September 30, 2006 and December 31, 2005, respectively.
Credit Facility
     We have a multi-currency revolving credit facility in the amount of $1.75 billion, which can be used for general working capital purposes including commercial paper support as well as to fund capital expenditures, share repurchases, acquisitions and the refinancing of public debt securities. At September 30, 2006, the outstanding balance on this facility was $687.2 million and, taking into account letters of credit of $124.6 million, $938.1 million was available for future borrowings, with the entire balance to be repaid on July 12, 2009.
     During the nine months ended September 30, 2006, we made principal payments totaling $2.1 billion and drew down $2.5 billion on the credit facility. As of November 6, 2006, the credit facility’s outstanding balance was $1.2 billion and, taking into account outstanding letters of credit, $516.2 million was available for future borrowings.
Debt Offering
     On March 21, 2006, we completed a debt offering of $500.0 million 6.25% Senior Notes due 2011. Interest is payable on March 15 and September 15 of each year. The net proceeds of approximately $497.5 million were used to repay borrowings under our bank credit facility. On August 15, 2006 we completed an additional $250.0 million issuance of our 6.25% Senior Notes due 2011 originally issued March 21, 2006. The net proceeds of approximately $253.4 million, including accrued interest, were used to repay borrowings under the Company’s bank credit facility.

Shelf Registration
     On August 30, 2006, we filed a Registration Statement on Form S-3 covering the issuance of debt securities, junior subordinated debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units. The shelf registration statement also covers preferred securities that may be issued from time to time by our three Delaware statutory business trusts and guarantees of such preferred securities by us. This shelf registration statement was automatically effective on August 31, 2006 for a period of three years.
Debt Covenants
     The significant covenants on our $1.75 billion five-year, multi-currency revolving credit facility relate to leverage and interest coverage contained and defined in the credit agreement. The leverage ratio covenant requires us to maintain a ratio of consolidated funded indebtedness to operating cash flow (as defined by the credit agreement) of less than 5.25x. The interest coverage covenant requires us to maintain a minimum ratio of operating cash flow (as defined by the credit agreement) to interest expense of 2.50x. In the event that we do not meet these covenants, we are considered to be in default on the credit facility at which time the credit facility may become immediately due. At September 30, 2006, our leverage and interest coverage ratios were 3.7x and 4.6x, respectively. This credit facility contains a cross default provision that would be triggered if we were to default on any other indebtedness greater than $200.0 million.
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
     At September 30, 2006, we were in compliance with all debt covenants. We expect to remain in compliance throughout 2006.
USES OF CAPITAL
     On August 9, 2005, we announced our intention to return approximately $1.6 billion of capital to shareholders through either share repurchases, a special dividend or a combination of both. Since announcing our intent through November 6, 2006, we have returned approximately $1.6 billion to shareholders by repurchasing 53.5 million shares of our common stock. Since announcing a share repurchase program in March 2004, we have repurchased approximately 130.9 million shares of our common stock for approximately $4.3 billion. Subject to our financial condition, market conditions, economic conditions and other factors, it remains our intention to return the remaining balance of approximately $17.5 million in capital to our shareholders through share repurchases from funds generated from the repayment of intercompany debt, the proceeds of any new debt offerings, available cash balances and cash flow from operations.

Dividends
     Our Board of Directors declared quarterly cash dividends as follows:
(In millions, except per share data)

	Amount
	per
Declaration	Common			Total
Date	Share	Record Date	Payment Date	Payment
October 26, 2005	0.1875	December 31, 2005	January 15, 2006	$100.9
February 14, 2006	0.1875	March 31, 2006	April 15, 2006	95.5
April 26, 2006	0.1875	June 30, 2006	July 15, 2006	94.0
July 25, 2006	0.1875	September 30, 2006	October 15, 2006	92.4
     Additionally, on October 25, 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.1875 per share on the Company’s Common Stock. The dividend is payable on January 15, 2007 to shareholders of record at the close of business on December 31, 2006.
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
Acquisitions
     Our subsidiary, Clear Channel Outdoor Holdings, Inc., completed the acquisition of Interspace on July 1, 2006, by issuing 4,250,000 shares of CCO’s Class A Common Stock and approximately $81.3 million in cash. The acquisition was valued at approximately $170.4 million based on CCO’s common shares issued at the closing price on the date of acquisition and the cash consideration paid.
     We acquired radio stations for $16.6 million and a music scheduling company for $44.3 million in cash and $10.0 million of deferred purchase consideration during the nine months ended September 30, 2006. We also acquired Americas and international outdoor display faces and additional equity interests in international outdoor companies for $200.7 million in cash, which includes cash paid for Interspace. We also exchanged assets in one of our Americas outdoor markets for assets located in a different market. In addition, our national representation firm acquired representation contracts for $11.8 million in cash and our television business acquired a station for $20.0 million in cash.
Capital Expenditures
     Capital expenditures were $239.9 million and $219.4 million in the nine months ended September 30, 2006 and 2005, respectively.

	Nine Months Ended September 30, 2006 Capital Expenditures
		Americas	International
		Outdoor	Outdoor	Corporate and
(In millions)	Radio	Advertising	Advertising	Other	Total
Non-revenue producing	$64.8	$28.9	$29.4	$11.1	$134.2
Revenue producing	—	31.4	74.3	—	105.7

	$64.8	$60.3	$103.7	$11.1	$239.9

Treasury Stock Transactions
     Our Board of Directors approved two separate share repurchase programs during 2004, each for $1.0 billion. On February 1, 2005, our Board of Directors approved a third $1.0 billion share repurchase program. On August 9, 2005, our Board of Directors authorized an increase in and extension of the February 2005 program, which had $307.4 million remaining, by $692.6 million, for a total of $1.0 billion. On March 9, 2006, our Board of Directors authorized an additional share repurchase program, permitting us to repurchase $600.0 million of our common stock. On September 6, 2006, our Board of Directors authorized an additional share repurchase program, permitting us to repurchase an additional $1.0 billion of our common stock. This increase expires on September 6, 2007, although the program may be discontinued or suspended at anytime prior to its expiration. As of November 6, 2006, 130.9 million shares had been repurchased for an aggregate purchase price of $4.3 billion, including commissions and fees, under the share repurchase programs, with $1.0 billion remaining available.
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
Debt Maturities
     On November 1, 2006, we redeemed the 6% Senior Notes at their maturity for $750.0 million plus accrued interest with proceeds from our bank credit facility.
MARKET RISK
  Interest Rate Risk
     At September 30, 2006, approximately 26% of our long-term debt, including fixed-rate debt on which we have entered into interest rate swap agreements, bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense for the nine months ended September 30, 2006 would have changed by $31.7 million and that our net income for the nine months ended September 30, 2006 would have changed by $18.7 million. In the event of an adverse change in interest rates, management may take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this interest rate analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.
     At September 30, 2006, we had entered into interest rate swap agreements with a $1.3 billion aggregate notional amount that effectively float interest at rates based upon LIBOR. These agreements expire from February 2007 to March 2012. The fair value of these agreements at September 30, 2006 was a liability of $32.4 million.
  Equity Price Risk
     The carrying value of our available-for-sale and trading equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at September 30, 2006 by $42.8 million and would change accumulated comprehensive income (loss) and net income by $16.6 million and $8.7 million, respectively. At September 30, 2006, we also held $16.6 million of investments that do not have a quoted market price, but are subject to fluctuations in their value.
     We maintain derivative instruments on certain of our available-for-sale and trading equity securities to limit our exposure to and benefit from price fluctuations on those securities.
  Foreign Currency
     We have operations in countries throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. To mitigate a portion of the exposure of international currency fluctuations, we maintain a natural hedge through borrowings in currencies other than the U.S. dollar. In addition, we have U.S. dollar – Euro cross currency swaps which are also designated as a hedge of our net investment in foreign denominated assets. These hedge positions are reviewed monthly. Our foreign operations reported a net loss of $25.1 million for the nine months ended September 30, 2006. It is estimated that a 10% change in the value of the U.S. dollar to foreign currencies would change net income for the nine months ended September 30, 2006 by $2.5 million.
     Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of our investments in various countries, all of which are accounted for under the equity method. It is estimated that the result of a 10% fluctuation in the value of the dollar relative to these foreign currencies at September 30, 2006 would change our equity in earnings of nonconsolidated affiliates by $2.3 million and would change our net income by approximately $1.4 million for the nine months ended September 30, 2006.
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
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 requires that entities recognize in their financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings upon adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 on January 1, 2007 and are currently evaluating the impact FIN 48 will have on our financial position and results of operations.
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Statement 157 does not expand the use of fair value in any new circumstances. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We will adopt Statement 157 on January 1, 2008 and anticipate that adoption will not materially impact our financial position or results of operations.
     In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“Statement 158”). Statement 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The portions of Statement 158 that apply to us are effective as of the end of the fiscal year ending after December 15, 2006. We will adopt Statement 158 as of December 31, 2006 and anticipate that adoption will not materially impact our financial position or results of operations.
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

  Stock Based Compensation
     Prior to January 1, 2006, we accounted for our share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“Statement 123”). Under that method, when options were granted with a strike price equal to or greater than market price on date of issuance, there is no impact on earnings either on the date of grant or thereafter, absent certain modifications to the options. Subsequent to January 1, 2006, we account for stock based compensation in accordance with FAS 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, stock based compensation cost is measured at the grant date based on the value of the award and is recognized as expense on a straight-line basis over the vesting period. Determining the fair value of share-based awards at the grant date requires assumptions and judgments about expected volatility and forfeiture rates, among other factors. If actual results differ significantly from these estimates, our results of operations could be materially impacted.
Inflation
     Inflation has affected our performance in terms of higher costs for wages, salaries and equipment. Although the exact impact of inflation is indeterminable, we believe we have offset these higher costs in various manners.
Ratio of Earnings to Fixed Charges
     The ratio of earnings to fixed charges is as follows:

Nine Months Ended
September 30,		Year Ended December 31,
2006	2005	2005	2004	2003	2002	2001
2.33	2.30	2.32	2.86	3.64	2.59	*

*	For the year ended December 31, 2001, fixed charges exceeded earnings before income taxes and fixed charges by $1.1 billion.
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
     On September 9, 2003, the Assistant United States Attorney for the Eastern District of Missouri caused a Subpoena to Testify before Grand Jury to be issued to us. The Subpoena requires us to produce certain information regarding commercial advertising run by us on behalf of offshore and/or online (Internet) gambling businesses, including sports bookmaking and casino-style gambling. On October 5, 2006, the Company received a subpoena from the Assistant United States Attorney for the Southern District of New York requiring us to produce certain information regarding substantially the same matters as covered in the subpoena from the Eastern District of Missouri. We are cooperating with the requirements of both subpoenas.
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
     On March 9, 2006, our Board of Directors authorized a share repurchase program, permitting us to repurchase $600.0 million of our common stock. On September 6, 2006, our Board of Directors authorized an additional share repurchase program, permitting us to repurchase an additional $1.0 billion of our common stock. This increase expires on September 6, 2007, although the program may be discontinued or suspended at anytime prior to its expiration. During the three months ended September 30, 2006, we repurchased the following shares:

			Total Number of	Maximum Dollar Value of
	Total Number		Shares Purchased as	Shares that May Yet Be
	of Shares	Average Price	Part of Publicly	Purchased Under the
Period	Purchased	Paid per Share	Announced Programs	Programs
July 1 through July 31	3,758,500	$29.85	3,758,500	$173,013,409
August 1 through August 31	5,090,000	$28.30	5,090,000	$28,980,829
September 1 through September 30	397,000	$28.98	397,000	$1,017,476,855

Total	9,245,500		9,245,500

Item 6. Exhibits
     See Exhibit Index on Page 37

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL COMMUNICATIONS, INC.
November 9, 2006	/s/ Randall T. Mays
Randall T. Mays
President and Chief Financial Officer

November 9, 2006	/s/ Herbert W. Hill, Jr.
Herbert W. Hill, Jr.
Senior Vice President and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Current Articles of Incorporation of the Company (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-3 (Reg. No. 333-33371) dated September 9, 1997).

3.2	Seventh Amended and Restated Bylaws of the Company (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated July 31, 2006).

3.3	Amendment to the Company’s Articles of Incorporation (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Second Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

3.5	Third Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000).

4.1	Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B.J. McCombs, John M. Schaefer and John W. Barger, dated August 3, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.2	Waiver and Second Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated August 17, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.3	Waiver and Third Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated July 26, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.4	Waiver and Fourth Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated September 27, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.5	Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B. J. McCombs, John M. Schaefer and John W. Barger, dated May 31, 1977 (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-1 (Reg. No. 33-289161) dated April 19, 1984).

4.6	Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

4.7	Second Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

4.8	Third Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

4.9	Ninth Supplemental Indenture dated September 12, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

Exhibit
Number	Description
4.10	Tenth Supplemental Indenture dated October 26, 2001, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

4.11	Eleventh Supplemental Indenture dated January 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.12	Twelfth Supplemental Indenture dated March 17, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated March 18, 2003).

4.13	Thirteenth Supplemental Indenture dated May 1, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated May 2, 2003).

4.14	Fourteenth Supplemental Indenture dated May 21, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated May 22, 2003).

4.15	Fifteenth Supplemental Indenture dated November 5, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated November 14, 2003).

4.16	Sixteenth Supplemental Indenture dated December 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated December 10, 2003).

4.17	Seventeenth Supplemental Indenture dated September 15, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated September 15, 2004).

4.18	Eighteenth Supplemental Indenture dated November 22, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated November 17, 2004).

4.19	Nineteenth Supplemental Indenture dated December 13, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated December 13, 2004).

4.20	Twentieth Supplemental Indenture dated March 21, 2006, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated March 21, 2006).

Exhibit
Number	Description
4.21	Twenty-first Supplemental Indenture dated August 15, 2006, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated August 16, 2006).

11	Statement re: Computation of Per Share Earnings.

12	Statement re: Computation of Ratios.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.