Form 10-K
period 2006-12-31
CLEAR CHANNEL COMMUNICATIONS INC
filed 2007-03-01
CIK 739708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006,
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑
As of June 30, 2006, the aggregate market value of the Common Stock beneficially held by non-affiliates of the registrant was approximately $10.0 billion based on the closing sale price as reported on the New York Stock Exchange. (For purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates).
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerate filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
On February 22, 2007, there were 496,173,900 outstanding shares of Common Stock, excluding 130,304 shares held in treasury.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Definitive Proxy Statement for the 2007 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

CLEAR CHANNEL COMMUNICATIONS, INC.
INDEX TO FORM 10-K

PART I
ITEM 1. Business
Agreement and Plan of Merger
     On November 16, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with BT Triple Crown Merger Co., Inc. (“Merger Sub”), B Triple Crown Finco, LLC and T Triple Crown Finco, LLC (together with B Triple Crown Finco, LLC, the “Fincos”), which provides for our recapitalization by the merger of Merger Sub with and into us. The Fincos were formed by private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. solely for the purpose of entering into the Merger Agreement and consummating the transactions contemplated by the Merger Agreement. Pursuant to the Merger Agreement each share of our common stock, other than those shares (i) held in our treasury stock or owned by Merger Sub immediately prior to the effective time of the merger, (ii) held by shareholders who properly exercise their appraisal rights under Texas law, if any, and (iii) shares held by certain employees of ours who have agreed with the Fincos to convert equity securities of ours held by them into equity securities of the surviving corporation will be converted into the right to receive $37.60 in cash, without interest, and less any applicable withholding tax.
     In addition, if the Merger becomes effective (the “Effective Time”) after January 1, 2008, shareholders will also receive an amount equal to the lesser of (i) the pro rata portion, based upon the number of days elapsed since January 1, 2008, of $37.60 multiplied by 8% per annum, per share, or (ii) an amount equal to (a) our operating cash flow (as more fully described in the Merger Agreement) from January 1, 2008 through the last day of the month before the closing date, less any dividends paid or declared following that period and prior to the closing date and amounts committed or paid to purchase equity interests in us or derivatives thereof with respect to that period (to the extent that those dividends or amounts are not deducted from operating cash flow for any prior period), divided by (b) the total number of outstanding shares of our common stock, and shares underlying options with exercise prices less than the merger consideration.
     The terms of the Merger Agreement allow us to continue our policy of paying quarterly cash dividends of $0.1875 per share of our common stock through the Effective Time. However, any future decision by our board of directors to pay cash dividends will depend on, among other factors, our earnings, financial position, capital requirements and regulatory changes.
     The consummation of the merger is subject to shareholder approval, antitrust clearances, FCC approval and other customary closing conditions. We will hold a meeting on March 21, 2007 for our shareholders of record on January 22, 2007 to consider the merger. Assuming satisfaction of the closing conditions, the parties expect to close the merger during the fourth quarter of 2007.
The Company
     Clear Channel, incorporated in 1974, is a diversified media company with three reportable business segments: radio broadcasting, Americas outdoor advertising (consisting primarily of operations in the United States, Canada and Latin America) and international outdoor advertising. On November 11, 2005, we completed the initial public offering, or IPO, of approximately 10% of the common stock of Clear Channel Outdoor Holdings, Inc., or CCO, comprised of our Americas and international outdoor segments. On December 21, 2005 we completed the spin-off of our former live entertainment segment, which now operates under the name Live Nation. As of December 31, 2006, we owned 1,176 radio stations and a leading national radio network operating in the United States. In addition, we had equity interests in various international radio broadcasting companies. For the year ended December 31, 2006, the radio broadcasting segment represented 52% of our total revenue. As of December 31, 2006, we also owned or operated approximately 195,000 Americas outdoor advertising display faces and approximately 717,000 international outdoor advertising display faces. For the year ended December 31, 2006, the Americas and international outdoor advertising segments represented 19% and 22% of our total revenue, respectively. As of December 31, 2006 we also owned television stations and a media representation firm, as well as other general support services and initiatives, all of which are within the category “other”. This segment represented 7% of our total revenue for the year ended December 31, 2006. Prior to December 21, 2005, we also operated a live entertainment and sports representation business, which are reported as discontinued operations.
     On November 16, 2006, we announced plans to sell 448 of our radio stations, all located outside the top 100 U.S. media markets, as well as all of our television stations. The sale of these assets is not contingent on the closing of the Merger Agreement. Definitive asset purchase agreements were signed for 39 radio stations as of December 31, 2006. These stations, along with 5 stations which were sold in the fourth quarter of 2006, were classified as assets held for sale in our consolidated balance sheet and as discontinued operations in our consolidated statements of operations.

The closing of these radio station sales is subject to antitrust clearances, FCC approval and other customary closing conditions. Additionally, in connection with the Merger Agreement, we may be required to dispose of radio stations in certain markets that do not currently conform to the FCC’s market ownership rules.
     Our principal executive offices are located at 200 East Basse Road, San Antonio, Texas 78209 (telephone: 210-822-2828).
Operating Segments
     Our business consists of three reportable operating segments: radio broadcasting, Americas outdoor advertising and international outdoor advertising. The radio broadcasting segment includes radio stations for which we are the licensee and for which we program and/or sell air time under local marketing agreements or joint sales agreements. The radio broadcasting segment also operates radio networks. Our Americas outdoor advertising segment consists of our operations primarily in the United States, Canada and Latin America, with approximately 94% of our 2006 revenues in this segment derived from the United States. Our international outdoor advertising segment consists of our advertising operations in Europe, Australia, Asia and Africa, with approximately half of our 2006 revenues in this segment derived from France and the United Kingdom. The Americas and international outdoor advertising segments include advertising display faces which we own or operate under lease management agreements. We also own television stations and a media representation business.
     Information relating to the operating segments of our radio broadcasting, Americas outdoor advertising and international outdoor advertising operations for 2006, 2005 and 2004 is included in “Note O — Segment Data” in the Notes to Consolidated Financial Statements in Item 8 included elsewhere in this Report.
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
Provide diverse product mix to assist clients in selling their products and services
     We believe one measure of our success is how well we assist our clients in selling their products and services. To this end, we offer advertisers a geographically diverse platform of media assets designed to provide the most efficient and cost-effective means to reach consumers. Our entrepreneurial managers work creatively and expertly to help our clients, at all levels, market their goods and services. If we are successful helping advertisers and sponsors reach their consumers, we believe we will gain their continued business and long-term commitments. Those commitments build our revenue and ultimately build value for our shareholders.
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
Pursue strategic opportunities
     We evaluate strategic opportunities both within and outside our existing lines of business and may from time to time purchase or sell assets or businesses. On November 16, 2006, we agreed to be acquired by a group of private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. The transaction is subject to shareholder approval, antitrust clearances, FCC approval and other customary closing conditions. On November 16, 2006, we also announced plans to sell 448 of our radio stations as well as all of our television stations. The closing of these radio and television station sales will be subject to antitrust clearances, FCC approval and other customary closing conditions.
Radio Broadcasting (52%, 53%, 56% of our revenue in 2006, 2005 and 2004, respectively)
Strategy and Business Strengths
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
Sources of Revenue
     Most of our radio broadcasting revenue is generated from the sale of local and national advertising. Additional revenue is generated from network compensation, internet generated revenue, air traffic generated revenue, event generated revenue, barter and other miscellaneous transactions. Our radio stations employ various formats for their programming. A station’s format can be important in determining the size and characteristics of its listening audience. Advertising rates charged by a radio station are based primarily on the station’s ability to attract audiences having certain demographic characteristics in the market area that advertisers want to reach, as well as the number of stations and other advertising media competing in the market and the relative demand for radio in any given market.
     Advertising rates generally are the highest during morning and evening drive-time hours. Depending on the format of a particular station, there are certain numbers of advertisements that are broadcast each hour. We determine the number of advertisements broadcast hourly that can maximize available revenue dollars without jeopardizing listening levels.
Competition
     We compete in our respective markets for audience, advertising revenues and programming with other radio stations owned by companies such as CBS, Cox Radio, Entercom and Radio One. We also compete with other advertising media, including satellite radio, television, newspapers, outdoor advertising, direct mail, cable television, yellow pages, the Internet, wireless media alternatives, cellular phones and other forms of advertisement.
Radio Stations
     As of December 31, 2006, we owned 356 AM and 820 FM domestic radio stations, of which 150 stations were in the top 25 U.S. markets according to the Arbitron rankings as of December 31, 2006. Included in the 1,176 radio stations owned or operated by us are 7 stations that were sold in 2007 and 77 stations for which we have definitive asset purchase agreements with third party buyers as of February 22 , 2007. In addition, we currently own equity interests in various international radio broadcasting companies located in Australia, New Zealand and Mexico, which we account for under the equity method of accounting. The following table sets forth certain selected information with regard to our radio broadcasting stations.

		Number
	Market	of
Market	Rank*	Stations
New York, NY	1	5
Los Angeles, CA	2	8
Chicago, IL	3	6
San Francisco, CA	4	7
Dallas-Ft. Worth, TX	5	6
Philadelphia, PA	6	6
Houston-Galveston, TX	7	8
Washington, DC	8	8
Detroit, MI	9	7
Atlanta, GA	10	6
Boston, MA	11	4
Miami-Ft. Lauderdale-Hollywood, FL	12	7
Seattle-Tacoma, WA	14	5
Phoenix, AZ	15	8
Minneapolis-St. Paul, MN	16	7
San Diego, CA	17	8
Nassau-Suffolk (Long Island), NY	18	2
Tampa-St. Petersburg-Clearwater, FL	19	8
St. Louis, MO	20	6
Baltimore, MD	21	3
Denver-Boulder, CO	22	8
Pittsburgh, PA	23	6
Portland, OR	24	5
Cleveland, OH	25	6
Sacramento, CA	26	4
Riverside-San Bernardino, CA	27	5
Cincinnati, OH	28	8
San Antonio, TX	30	6
Salt Lake City-Ogden-Provo, UT	31	6
Las Vegas, NV	32	4
Milwaukee-Racine, WI	33	6
San Jose, CA	34	3
Charlotte-Gastonia-Rock Hill, NC-SC	35	5
Providence-Warwick-Pawtucket, RI	36	4
Orlando, FL	37	7
Columbus, OH	38	5
Norfolk-Virginia Beach-Newport News, VA	40	4
Indianapolis, IN	41	3
Austin, TX	42	6
Raleigh-Durham, NC	43	4
Nashville, TN	44	5
Greensboro-Winston Salem-High Point, NC	45	5
West Palm Beach-Boca Raton, FL	46	7
New Orleans, LA	47	7
Jacksonville, FL	48	7

Memphis, TN	49	6

Hartford-New Britain-Middletown, CT	50	5
Oklahoma City, OK	53	5
Rochester, NY	54	7
Louisville, KY	55	8
Richmond, VA	56	6
Birmingham, AL	57	5
Dayton, OH	58	8
McAllen-Brownsville-Harlingen, TX	59	5
Greenville-Spartanburg, SC	60	6
Tucson, AZ	61	7
Albany-Schenectady-Troy, NY	62	7
Honolulu, HI	63	7
Ft. Myers-Naples-Marco Island, FL	64	4
Tulsa, OK	65	6
Fresno, CA	66	8
Grand Rapids, MI	67	7
Allentown-Bethlehem, PA	68	4
Albuquerque, NM	70	8
Omaha-Council Bluffs, NE-IA	72	5
Akron, OH	73	5
Sarasota-Bradenton, FL	74	6
Wilmington, DE	75	2
El Paso, TX	76	5
Syracuse, NY	77	7
Harrisburg-Lebanon-Carlisle, PA	78	6
Monterey-Salinas-Santa Cruz, CA	79	5
Bakersfield, CA	81	6
Springfield, MA	82	4
Baton Rouge, LA	83	6
Toledo, OH	84	6
Little Rock, AR	85	5
Charleston, SC	88	6
Columbia, SC	90	6
Des Moines, IA	91	5
Spokane, WA	92	6
Mobile, AL	93	5
Melbourne-Titusville-Cocoa, FL	94	4
Wichita, KS	95	4
Madison, WI	96	6
Colorado Springs, CO	97	4
Ft. Pierce-Stuart-Vero Beach, FL	100	5
Various U.S. Cities	101-150	150
Various U.S. Cities	151-200	132
Various U.S. Cities	201-250	132
Various U.S. Cities	251+	99
Various U.S. Cities	unranked	164

Total (a) (b)		1,176

*	Per Arbitron Rankings as of December 31, 2006
(a)	Excluded from the 1,176 radio stations owned or operated by us are 8 radio stations programmed pursuant to a local marketing agreement or shared services agreement (FCC licenses not owned by us) and 1 Mexican radio station that we provide programming to and sell airtime under exclusive sales agency arrangements. Also excluded are radio stations in Australia, New Zealand and Mexico. We own a 50%, 50% and 40% equity interest in companies that have radio broadcasting operations in these markets, respectively.

(b)	Included in the 1,176 radio stations owned or operated by us are 7 stations that were sold in 2007 and 77 stations for which we have definitive asset purchase agreements with third party buyers as of February 22, 2007. The sale of these stations is not contingent on the closing of our Merger Agreement.
Radio Networks
     In addition to radio stations, our radio broadcasting segment includes a national radio network that produces or distributes more than 70 syndicated radio programs and services for more than 5,000 radio station affiliations. Some of our more popular radio programs include Rush Limbaugh, Delilah and Bob and Tom Show. We also own various sports, news and agriculture networks serving Alabama, Virginia, Florida, Oklahoma, Georgia, Ohio, Iowa and Kentucky.
Outdoor Advertising
Strategy and Business Strengths
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
     We seek to enhance revenue opportunities by focusing on specific initiatives that highlight the value of outdoor advertising relative to other media. We have made and continue to make significant investments in research tools that enable our clients to better understand how our displays can successfully reach their target audiences and promote their advertising campaigns. Also, we are working closely with clients, advertising agencies and other diversified media companies to develop more sophisticated systems that will provide improved demographic measurements of outdoor advertising. We believe that these measurement systems will further enhance the attractiveness of outdoor advertising for both existing clients and new advertisers.
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

Competition
     The outdoor advertising industry is fragmented, consisting of several larger companies involved in outdoor advertising such as CBS, JC Decaux S.A. and Lamar Advertising Company as well as numerous smaller and local companies operating a limited number of display faces in a single or a few local markets. We also compete with other media in our respective markets including broadcast and cable television, radio, print media, the Internet and direct mail.
Outdoor Advertising — Americas (19%, 18%, 16% of our revenue in 2006, 2005 and 2004, respectively)
Sources of Revenue
     Outdoor advertising revenue is derived from the sale of advertising copy placed on our display inventory. Our display inventory consists primarily of billboards, street furniture displays and transit displays, with billboards contributing approximately 70% of our 2006 Americas revenues. The margins on our billboard contracts also tend to be higher than those on contracts for other displays.
Billboards
     Our billboard inventory primarily includes bulletins and posters.
•	Bulletins

Bulletins vary in size, with the most common size being 14 feet high by 48 feet wide. Almost all of the advertising copy displayed on bulletins is computer printed on vinyl and transported to the bulletin where it is secured to the display surface. Because of their greater size and impact, we typically receive our highest rates for bulletins. Bulletins generally are located along major expressways, primary commuting routes and main intersections that are highly visible and heavily trafficked. Our clients may contract for individual bulletins or a network of bulletins, meaning the clients’ advertisements are rotated among bulletins to increase the reach of the campaign. “Reach’’ is the percent of a target audience exposed to an advertising message at least once during a specified period of time, typically during a period of four weeks. Our client contracts for bulletins generally have terms ranging from one month to one year.

•	Posters

Posters are available in two sizes, 30-sheet and 8-sheet displays. The 30-sheet posters are approximately 11 feet high by 23 feet wide, and the eight-sheet posters are approximately 5 feet high by 11 feet wide. Advertising copy for posters is printed using silk-screen or lithographic processes to transfer the designs onto paper that is then transported and secured to the poster surfaces. Posters generally are located in commercial areas on primary and secondary routes near point-of-purchase locations, facilitating advertising campaigns with greater demographic targeting than those displayed on bulletins. Our poster rates typically are less than our bulletin rates, and our client contracts for posters generally have terms ranging from four weeks to one year. Two types of posters are premiere panels and squares. Premiere displays are innovative hybrids between bulletins and posters that we developed to provide our clients with an alternative for their targeted marketing campaigns. The premiere displays utilize one or more poster panels, but with vinyl advertising stretched over the panels similar to bulletins. Our intent is to combine the creative impact of bulletins with the additional reach and frequency of posters. “Frequency’’ is the average number of exposures an individual has to an advertising message during a specified period of time. Out-of-home frequency is typically measured over a four-week period.
Street Furniture Displays
     Our street furniture displays, marketed under our global AdshelTM brand, are advertising surfaces on bus shelters, information kiosks, public toilets, freestanding units and other public structures, and primarily are located in major metropolitan cities and along major commuting routes. Generally, we own the street furniture structures and are responsible for their construction and maintenance. Contracts for the right to place our street furniture in the public domain and sell advertising space on them are awarded by municipal and transit authorities in competitive bidding processes governed by local law. Generally, these contracts have terms ranging from 10 to 20 years. As compensation for the right to sell advertising space on our street furniture structures, we pay the municipality or transit authority a fee or revenue share that is either a fixed amount or a percentage of the revenues derived from the street furniture displays. Typically, these revenue sharing arrangements include payments by us of minimum guaranteed amounts. Client contracts for street furniture displays typically have terms ranging from four weeks to one year, and, similar to billboards, may be for network packages.

Transit Displays
     Our transit displays are advertising surfaces on various types of vehicles or within transit systems, including on the interior and exterior sides of buses, trains, trams and taxis and within the common areas of rail stations and airports. Similar to street furniture, contracts for the right to place our displays on such vehicles or within such transit systems and sell advertising space on them generally are awarded by public transit authorities in competitive bidding processes or are negotiated with private transit operators. These contracts typically have terms of up to five years. Our client contracts for transit displays generally have terms ranging from four weeks to one year.
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
Advertising inventory and markets
     At December 31, 2006, we owned or operated approximately 195,000 displays in our Americas outdoor segment. The following table sets forth certain selected information with regard to our Americas outdoor advertising inventory, with our markets listed in order of their DMA® region ranking (DMA® is a registered trademark of Nielson Media Research, Inc.):

DMA®				Street
Region		Billboards		Furniture	Transit		Other		Total
Rank	Markets	Bulletins	Posters	Displays	Displays		Displays(a)		Displays
	United States
1	New York, NY	•	•	•	•		•		16,715
2	Los Angeles, CA	•	•	•	•		•		11,715
3	Chicago, IL	•	•		•	(b)	•		14,913
4	Philadelphia, PA	•	•	•	•		•		6,944
5	Boston, MA (Manchester, NH)	•	•		•		•		7,300
6	San Francisco-Oakland-San Jose, CA	•	•	•	•		•		6,612
7	Dallas-Ft. Worth, TX	•	•	•	•		•		7,038
8	Washington, DC (Hagerstown, MD)	•	•	•	•		•		5,238
9	Atlanta, GA	•	•		•		•		3,260
10	Houston, TX	•	•		•	(b)	•		4,637
11	Detroit, MI				•		•		593
12	Tampa-St. Petersburg (Sarasota), FL	•	•	•	•		•		2,178
13	Seattle-Tacoma, WA	•	•		•		•		4,193
14	Phoenix, AZ	•			•		•	(b)	3,074
15	Minneapolis-St. Paul, MN	•	•		•		•		2,678
16	Cleveland-Akron (Canton), OH	•	•		•		•		2,303
17	Miami-Ft. Lauderdale, FL	•	•	•	•		•	(b)	4,702
18	Denver, CO				•		•		794
19	Sacramento-Stockton-Mo desto, CA	•	•	•	•		•		1,360
20	Orlando-Daytona Beach-Melbourne, FL	•	•		•		•		4,964

DMA®				Street
Region		Billboards		Furniture	Transit		Other		Total
Rank	Markets	Bulletins	Posters	Displays	Displays		Displays(a)		Displays
21	St. Louis, MO				•		•		276
22	Pittsburgh, PA			•	•	(b)	•		651
23	Portland, OR	•	•		•		•		1,557
24	Baltimore, MD	•	•		•		•	(b)	615
25	Indianapolis, IN	•	•		•		•		1,973
26	San Diego, CA	•	•		•		•	(b)	1,317
27	Charlotte, NC				•		•		390
28	Hartford-New Haven, CT				•		•		628
29	Raleigh-Durham (Fayetteville), NC				•		•		55
30	Nashville, TN				•		•		361
31	Kansas City, KS/MO				•		•		701
32	Columbus, OH	•	•		•		•		1,765
33	Milwaukee, WI	•	•	•	•		•		3,902
34	Cincinnati, OH				•		•		429
35	Greenville-Spartanburg , SC- Asheville, NC-Anderson, SC				•				82
36	Salt Lake City, UT				•		•		63
37	San Antonio, TX	•	•		•	(b)	•	(b)	2,976
38	West Palm Beach-Ft. Pierce, FL	•	•		•				503
39	Grand Rapids-Kalamazoo-Battl e Creek, MI				•				55
41	Harrisburg-Lancaster-L ebanon-York, PA						•		34
42	Norfolk-Portsmouth-New port News, VA				•		•		413
43	New Orleans, LA				•				1,449
44	Memphis, TN	•	•	•	•		•		2,186
45	Oklahoma City, OK						•		12
46	Albuquerque-Santa Fe, NM	•	•		•				1,500
47	Greensboro-High Point-Winston Salem, NC				•				360
48	Las Vegas, NV	•	•		•		•	(b)	12,783
49	Buffalo, NY				•				465
50	Louisville, KY				•		•		190
51-100	Various U.S. Cities	•	•		•	(b)	•	(b)	10,800
101-150	Various U.S. Cities	•	•		•	(b)	•	(b)	5,545
151+	Various U.S. Cities				•		•		2,248
	Non-U.S. Markets
n/a	Aruba				•				1,092
n/a	Australia				•				1,190
n/a	Barbados				•				40
n/a	Brazil	•	•	•					8,182
n/a	Canada			•	•		•		4,074
n/a	Chile	•	•						1,340
n/a	Costa Rica				•				228
n/a	Dominican Republic				•				199
n/a	Grenada				•				119
n/a	Guam				•				947
n/a	Jamaica				•				133
n/a	Mexico			•			•		5,034

DMA®				Street
Region		Billboards		Furniture	Transit	Other	Total
Rank	Markets	Bulletins	Posters	Displays	Displays	Displays(a)	Displays
n/a	Netherlands Antilles				•		630
n/a	New Zealand				•		1,761
n/a	Peru	•	•	•	•	•	2,463
n/a	Saint Kitts and Nevis				•		151
n/a	Saint Lucia				•		223
n/a	Virgin Islands				•		227

					Total Americas Displays		195,528

(a)	Includes wallscapes, spectaculars and mall displays. Our inventory includes other small displays not counted as separate displays in this Annual Report since their contribution to our revenues is not material.

(b)	We have access to additional displays through arrangements with local advertising and other companies.
Outdoor Advertising — International (22%, 22%, 21% of our revenue in 2006, 2005 and 2004, respectively)
Sources of Revenue
     Outdoor advertising revenue is derived from the sale of advertising copy placed on our display inventory. Our international display inventory consists primarily of billboards, street furniture displays, transit displays and other out-of-home advertising displays, such as neon displays, in approximately 50 countries worldwide, with billboards and street furniture displays collectively contributing approximately 78% of our 2006 international revenues.
Billboards
     The sizes of our international billboards are not standardized. The billboards vary in both format and size across our networks, with the majority of our international billboards being similar in size to our Americas posters (30-sheet and eight-sheet displays). Our international billboards are sold to clients as network packages with contract terms typically ranging from one to two weeks. Long-term client contracts are also available and typically have terms of up to one year. We lease the majority of our billboard sites from private landowners. Billboards include our spectacular and neon displays. DEFI, our international neon subsidiary, is a leading global provider of neon signs with approximately 400 displays in 15 countries worldwide. Client contracts for international neon displays typically have terms of approximately five years.
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
Transit Displays
     Our international transit display contracts are substantially similar to their Americas counterparts, and typically require us to make only a minimal initial investment and few ongoing maintenance expenditures. Contracts with public transit authorities or private transit operators typically have terms ranging from three to seven years. Our client contracts for transit displays generally have terms ranging from one week to one year, or longer.
Other International Inventory and Other Sources of Revenue
     The balance of our international display inventory and revenues consists primarily of advertising revenue from mall displays, other small displays and non-advertising revenue from sales of street furniture equipment, cleaning and maintenance services and production revenue. Internationally, our contracts with mall operators generally have terms ranging from five to ten years and client contracts for mall displays generally have terms ranging from one to two weeks, but are available for up to six months. Our international inventory includes other small displays that are counted as separate displays since they form a substantial part of our network and international revenues. Several of our international markets sell equipment or provide cleaning and maintenance services as part of a billboard or street furniture contract with a municipality. Production revenue relates to the production of advertising posters usually to small customers.
Advertising inventory and markets
     At December 31, 2006, we owned or operated approximately 717,000 displays in our international outdoor segment. The following table sets forth certain selected information with regard to our international outdoor advertising inventory, with our markets listed in descending order according to 2006 revenue contribution:

		Street
		Furniture	Transit	Other	Total
International Markets	Billboards(a)	Displays	Displays(b)	Displays(c)	Displays
France	•	•	•	•	167,314
United Kingdom	•	•	•	•	84,200
Italy	•	•			55,025
China	•	•	•	•	59,465
Spain	•	•	•	•	33,142
Sweden	•	•	•	•	110,918
Australia/New Zealand		•	•		16,599
Belgium	•	•	•	•	23,228
Switzerland	•		•	•	17,424
Norway	•	•	•		19,222
Ireland	•	•			7,483
Denmark	•	•	•	•	32,579
Turkey	•	•	•	•	7,184
Finland	•	•	•		44,684
Holland	•	•			3,198
Poland	•	•		•	12,599
Baltic States/Russia	•		•		17,045
Greece			•	•	1,193
Singapore		•			3,778
India	•		•		747
Germany	•				64
Hungary	•				36
Austria	•				12
United Arab Emirates	•				1
Czech Republic	•				6
Ukraine	•				2

			Total International Displays		717,148

(a)	Includes spectaculars and neon displays.

(b)	Includes small displays.

(c)	Includes mall displays and other small displays counted as separate displays in this Annual Report since they form a substantial part of our network and International revenues.

     In addition to the displays listed above, as of December 31, 2006, we had equity investments in various out-of-home advertising companies that operate in the following markets:

				Street
		Equity		Furniture	Transit	Other
Market	Company	Investment	Billboards(a)	Displays	Displays	Displays(b)
Outdoor Advertising Companies
South Africa (c)	Clear Channel
	Independent	50.0%	•	•	•
Italy	Alessi	34.3%	•	•	•
Italy	AD Moving SpA	17.5%	•		•
Hong Kong	Buspak	50.0%	•		•
Thailand	Master & More	32.5%	•	•
Belgium	MTB	49.0%			•
Belgium	Streep	25.0%			•
Denmark	City Reklame	45.0%	•
Other Media Companies
Norway	CAPA	50.0%
Holland	HOA Events	49.0%

(a)	Includes spectaculars and neon displays.

(b)	Includes mall displays and other small displays.

(c)	Clear Channel Independent is headquartered and has the majority of its operations in South Africa, but also operates in other African countries such as Angola, Botswana, Lesotho, Malawi, Mauritius, Mozambique, Namibia, Swaziland, Tanzania, Uganda and Zambia.
Other
     The other category includes our television business and our media representation firm, as well as other general support services and initiatives which are ancillary to our other businesses.
Television
     On November 16, 2006 we announced plans to sell all of our television stations. As of December 31, 2006, we owned, programmed or sold airtime for 51 television stations, including 13 television stations distributed as digital multicast stations. Our television stations are affiliated with various television networks, including ABC, CBS, NBC, FOX, CW, CW100+, MyNetworkTV, Telemundo, our internally created Variety TV network and several independent, non-affiliated stations. Television revenue is generated primarily from the sale of local and national advertising. Advertising rates depend primarily on the quantitative and qualitative characteristics of the audience we can deliver to the advertiser. Our sales personnel sell local advertising, while national advertising is primarily sold by national sales representatives.
     The primary sources of programming for our ABC, NBC, CBS, FOX, CW100+ and Telemundo affiliated television stations are their respective networks, which produce and distribute programming in exchange for each station’s commitment to air the programming at specified times and for commercial announcement time during the programming. We provide another source of programming to our stations by selecting and purchasing syndicated television programs. We compete with other television stations within each market for these broadcast rights. We also provide local news programming for the majority of our television stations.
Media Representation
     We own the Katz Media Group, a full-service media representation firm that sells national spot advertising time for clients in the radio and television industries throughout the United States. As of December 31, 2006, Katz Media represented over 3,300 radio stations and 400 television stations.
     Katz Media generates revenues primarily through contractual commissions realized from the sale of national spot advertising airtime. National spot advertising is commercial airtime sold to advertisers on behalf of radio and television stations. Katz Media represents its media clients pursuant to media representation contracts, which typically have terms of up to ten years in length.

Employees
     At February 22, 2007, we had approximately 25,500 domestic employees and 5,400 international employees of which approximately 30,000 were in operations and approximately 900 were in corporate related activities.
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
     With respect to television, the 1996 Act directed the FCC to eliminate the then-existing 12-station national limit on station ownership and increase the national audience reach limitation from 25% to 35%. The 1996 Act left local TV ownership restrictions in place pending further FCC review, and in August 1999 the FCC modified its local television ownership rule. Under the current rule, permissible common ownership of television stations is dictated by Nielsen Designated Market Areas, or “DMA®s.” A company may own two television stations in a DMA® if the stations’ Grade B contours do not overlap. Conversely, a company may own television stations in separate DMA®s even if the stations’ service contours do overlap. Furthermore, a company may own two television stations in a DMA® with overlapping Grade B contours if (i) at least eight independently owned and operating full-power television stations, the Grade B contours of which overlap with that of at least one of the commonly owned stations, will remain in the DMA® after the combination; and (ii) at least one of the commonly owned stations is not among the top four stations in the market in terms of audience share. The FCC will presumptively waive these criteria and allow the acquisition of a second same-market television station where the station being acquired is shown to be “failed” or “failing” (under specific FCC definitions of those terms), or authorized but unbuilt. A buyer seeking such a waiver must also demonstrate, in most cases, that it is the only buyer ready, willing, and able to operate the station, and that sale to an out-of-market buyer would result in an artificially depressed price. We currently own two television stations in each of six DMA®s.
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
     In adopting its rules concerning television LMAs, however, the FCC provided “grandfathering” relief for LMAs that were in effect at the time of the rule change in August 1999. Television LMAs that were in place at the time of the new rules and were entered into before November 5, 1996, were allowed to continue at least through 2004, at which time the FCC planned to consider the future treatment of such LMAs in a review proceeding. The FCC, however, has not yet launched such a proceeding. Such LMAs entered into after November 5, 1996 were allowed to continue until August 5, 2001, at which point they were required to be terminated unless they complied with the revised local television ownership rule.
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
     There are more than 20 markets where we own both radio and television stations. In the majority of these markets, the number of radio stations we own complies with the limit imposed by the current rule. Our acquisition of television stations in five markets in our 2002 merger with The Ackerley Group resulted in our owning more radio stations in these markets than is permitted by the current rule. The FCC has given us a temporary period of time to come into compliance with the rule. We have come into compliance with respect to two such markets and have requested an extension of time to come into compliance with respect to the other three markets. In the remaining markets where our number of radio stations exceeds the limit under the current rule, we are nonetheless authorized to retain our present television/radio combinations at least until the FCC’s next periodic ownership rule review. As with grandfathered television LMAs, we may seek permanent authorization for our non-compliant radio/television combinations by demonstrating to the FCC, among other things, the public interest benefits the combinations have produced and the extent to which the combinations have enabled the television stations involved to convert to digital operation.
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
     The 1996 Act requires the FCC to review its remaining ownership rules biennially as part of its regulatory reform obligations (although, under subsequently enacted appropriations legislation, the FCC is obligated to review the rules every four years rather than biennially). The first two biennial reviews did not result in any significant changes to the FCC’s media ownership rules, although the first such review led to the commencement of several separate proceedings concerning specific rules.

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
     In June 2006, the FCC commenced its proceeding on remand of the modified media ownership rules. The rule modifications adopted in 2003, as well as any additional modifications in the pending remand proceeding, are subject to further court appeals, various petitions for reconsideration before the FCC and possible actions by Congress. In the 2004 Consolidated Appropriations Act, Congress effectively overrode the FCC’s modified national television ownership reach cap of 45% and set it at 39%. The legislation also changed the FCC’s obligation to periodically review the media ownership rules from every two years to every four years.
     We cannot predict the impact of any of these developments on our business. In particular, we cannot predict the ultimate outcome of the FCC’s media ownership proceeding or its effect on our ability to acquire broadcast stations in the future, to complete acquisitions that we have agreed to make, to continue to own and freely transfer groups of stations that we have already acquired, or to continue our existing agreements to provide programming to or sell advertising on stations we do not own. Moreover, we cannot predict the impact of future reviews or any other agency or legislative initiatives upon the FCC’s broadcast rules. Further, the 1996 Act’s relaxation of the FCC’s ownership rules has increased the level of competition in many markets in which our stations are located.
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
     Indecency. Provisions of federal law regulate the broadcast of obscene, indecent or profane material. The FCC has substantially increased its monetary penalties for violations of these regulations. Legislation enacted in 2006 provides the FCC with authority to impose fines of up to $325,000 per violation for the broadcast of such material. We cannot predict whether Congress will consider or adopt further legislation in this area.
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
     Digital Radio. The FCC has approved a technical standard for the provision of “in band, on channel” terrestrial digital radio broadcasting by existing radio broadcasters (except for nighttime broadcasting by AM stations, which is undergoing further testing), and has allowed radio broadcasters to convert to a hybrid mode of digital/analog operation on their existing frequencies. We and other broadcasters have intensified efforts to roll out terrestrial digital radio service. The FCC has commenced a rulemaking to address formal standards and related licensing and service rule changes for terrestrial digital audio broadcasting. We cannot predict the impact of terrestrial digital audio radio service on our business.
     Low Power FM Radio Service. In January 2000, the FCC created two new classes of noncommercial low power FM radio stations (“LPFM”). One class (LP100) is authorized to operate with a maximum power of 100 watts and a service radius of about 3.5 miles. The other class (LP10) is authorized to operate with a maximum power of 10 watts and a service radius of about 1 to 2 miles. In establishing the new LPFM service, the FCC said that its goal is to create a class of radio stations designed “to serve very localized communities or underrepresented groups within communities.” The FCC has authorized a number of LPFM stations. In December 2000, Congress passed the Radio Broadcasting Preservation Act of 2000. This legislation requires the FCC to maintain interference protection requirements between LPFM stations and full- power radio stations on third-adjacent channels. It also requires the FCC to conduct field tests to determine the impact of eliminating such requirements. The FCC has commissioned a preliminary report on such impact and on the basis of that report, has recommended to Congress that such requirements be eliminated. We cannot predict the number of LPFM stations that eventually will be authorized to operate or the impact of such stations on our business.
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
     The foregoing is a brief summary of certain provisions of the Communications Act of 1934, the Telecommunications Act of 1996 and specific regulations and policies of the FCC thereunder. This description does not purport to be comprehensive and reference should be made to the Communications Act, the 1996 Act, the FCC’s rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of broadcast stations. Proposals for additional or revised regulations and requirements are pending before and are being considered by Congress and federal regulatory agencies from time to time. Also, various of the foregoing matters are now, or may become, the subject of court litigation, and we cannot predict the outcome of any such litigation or its impact on our broadcasting business.
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
Item 1A. Risk Factors
     We May Be Adversely Affected if the Proposed Merger is Not Completed
     There is no assurance that the merger will be approved by our shareholders or that the other conditions to the completion of the merger will be satisfied. In the event that the merger is not completed, we may be subject to several risks including the following: the current market price of our common stock may reflect a market assumption that the merger will occur and a failure to complete the merger could result in a decline in the market price of our common stock; management’s attention from our day to day business may be diverted; uncertainties with regards to the merger may adversely affect our relationships with our employees, vendors and customers; and we may be required to pay significant transactions costs related to the merger, including under certain circumstances, a termination fee of $500.0 million, as well as legal, accounting and other fees of the proposed buyer, up to a maximum of $45.0 million.
     We Have a Large Amount of Indebtedness
     We currently use a portion of our operating income for debt service. Our leverage could make us vulnerable to an increase in interest rates or a downturn in the operating performance of our businesses due to various factors including a decline in general economic conditions. At December 31, 2006, we had debt outstanding of $7.7 billion and shareholders’ equity of $8.0 billion. We may continue to borrow funds to finance capital expenditures, share repurchases, acquisitions or to refinance debt, as well as for other purposes. Our debt obligations could increase substantially because of additional share repurchase programs, special dividends, or acquisitions that may be approved by our Board as well as the debt levels of companies that we may acquire in the future.
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

     The federal communications laws limit the number of broadcasting properties we may own in a particular area. While the Telecommunications Act of 1996 relaxed the FCC’s multiple ownership limits, any subsequent modifications that tighten those limits could make it impossible for us to complete potential acquisitions or require us to divest stations we have already acquired. Most significantly, in June 2003 the FCC adopted a decision comprehensively modifying its media ownership rules. The modified rules significantly changed the FCC’s regulations governing radio ownership, allowed increased ownership of TV stations at the local and national level, and permitted additional cross-ownership of daily newspapers, television stations and radio stations. Soon after their adoption, however, a federal court issued a stay preventing the implementation of the modified media ownership rules while it considered appeals of the rules by numerous parties (including us). In a June 2004 decision, the court upheld the modified rules in certain respects, remanded them to the FCC for further justification in other respects, and left in place the stay on their implementation. In September 2004, the court partially lifted its stay on the modified radio ownership rules, putting into effect aspects of those rules that established a new methodology for defining local radio markets and counting stations within those markets, limit our ability to transfer intact combinations of stations that do not comply with the new rules, and require us to terminate within two years certain of our agreements whereby we provide programming to or sell advertising on radio stations we do not own. In June 2006, the FCC commenced its proceeding on remand of the modified media ownership rules. The media ownership rules, as modified by the FCC’s 2003 decision and as may be further modified in the pending remand proceeding, are subject to various further FCC and court proceedings and recent and possible future actions by Congress. We cannot predict the ultimate outcome of the media ownership proceeding or its effect on our ability to acquire broadcast stations in the future, to complete acquisitions that we have agreed to make, to continue to own and freely transfer groups of stations that we have already acquired, or to continue our existing agreements to provide programming to or sell advertising on stations we do not own.
     Moreover, the FCC’s existing rules in some cases permit a company to own fewer radio stations than allowed by the Telecommunications Act of 1996 in markets or geographical areas where the company also owns television stations. These rules could require us to divest radio stations we currently own in markets or areas where we also own television stations. Our acquisition of television stations in five local markets or areas in our merger with The Ackerley Group resulted in our owning more radio stations in these markets or areas than is permitted by these rules. The FCC has given us a temporary period of time to come into compliance with the rules. We have come into compliance with respect to two such markets and have requested an extension of time to come into compliance with respect to the other three markets.
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
     We May Be Adversely Affected By New Statutes Dealing With Indecency
     Provisions of federal law regulate the broadcast of obscene, indecent or profane material. The FCC has substantially increased its monetary penalties for violations of these regulations. Congressional legislation enacted in 2006 provides the FCC with authority to impose fines of up to $325,000 per violation for the broadcast of such material. We therefore face increased costs in the form of fines for indecency violations, and we cannot predict whether Congress will consider or adopt further legislation in this area.
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
     Government regulation of outdoor advertising may restrict our outdoor advertising operations
     U.S. federal, state and local regulations have a significant impact on the outdoor advertising industry and our outdoor advertising business. One of the seminal laws was The Highway Beautification Act of 1965 (HBA), which regulates outdoor advertising on the 306,000 miles of Federal-Aid Primary, Interstate and National Highway Systems roads. HBA regulates the locations of billboards, mandates a state compliance program, requires the development of state standards, promotes the expeditious removal of illegal signs, and requires just compensation for takings. Size, location, lighting and the use of new technologies for changing displays, such as digital, are regulated by federal, state and local governments. Some states have enacted bans on billboard advertising altogether. Changes in laws and regulations affecting outdoor advertising at any level of government, including laws of the foreign jurisdictions in which we operate, could have a significant financial impact on us by requiring us to make significant expenditures or otherwise limiting or restricting some of our operations.
     From time to time, certain state and local governments and third parties have attempted to force the removal of displays under various state and local laws, including amortization. Amortization permits the display owner to operate its display which does not meet current code requirements for a specified period of time, after which it must remove or otherwise conform its display to the applicable regulations at its own cost without any compensation. Several municipalities within our existing markets have adopted amortization ordinances. Other regulations limit our ability to rebuild or replace nonconforming displays and require us to remove or modify displays that are not in strict compliance with applicable laws. In addition, from time to time third parties or local governments assert that we own or operate displays that either are not properly permitted or otherwise are not in strict compliance with applicable law. Such regulations and allegations have not had a material impact on our results of operations to date, but if we are increasingly unable to resolve such allegations or obtain acceptable arrangements in circumstances in which our displays are subject to removal, modification or amortization, or if there occurs an increase in such regulations or their enforcement, our results could suffer.
     Legislation has from time to time been introduced in both the United States and foreign jurisdictions attempting to impose taxes on revenues of outdoor advertising companies. Several jurisdictions have already imposed such taxes as a percentage of our gross receipts of outdoor advertising revenues in that jurisdiction. While these taxes have not had a material impact on our business and financial results to date, we expect states to continue to try to impose such taxes as a way of increasing revenues. The increased imposition of these taxes and our inability to pass on the cost of these taxes to our clients could negatively affect our operating income.
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
     New Technologies May Affect Our Broadcasting Operations
     Our broadcasting businesses face increasing competition from new broadcast technologies, such as broadband wireless and satellite television and radio, and new consumer products, such as portable digital audio players and personal digital video recorders. These new technologies and alternative media platforms compete with our radio and television stations for audience share and advertising revenue, and in the case of some products, allow listeners and viewers to avoid traditional commercial advertisements. The FCC has also approved new technologies for use in the radio broadcasting industry, including the terrestrial delivery of digital audio broadcasting, which significantly enhances the sound quality of radio broadcasts. In the television broadcasting industry, the FCC has established standards and a timetable for the implementation of digital television broadcasting in the U.S. We have substantially completed the implementation of our digital television broadcasting. We have currently converted approximately 350 of our radio stations to digital broadcasting. We are unable to predict the effect such technologies and related services and products will have on our broadcasting operations, but the capital expenditures necessary to implement such technologies could be substantial and other companies employing such technologies could compete with our businesses.
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
     Caution Concerning Forward Looking Statements
     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Except for the historical information, this report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including the future levels of cash flow from operations. Management believes that all statements that express expectations and projections with respect to future matters, including the success of our Merger Agreement and the planned sale of radio and television assets; our ability to negotiate contracts having more favorable terms; and the availability of capital resources; are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our financial performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management’s expectations will necessarily come to pass.
     A wide range of factors could materially affect future developments and performance, including:
•	the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement;

•	the outcome of any legal proceedings that have been or may be instituted against us relating to the Merger Agreement;

•	our inability to complete the merger due to the failure to obtain shareholder approval or to satisfy any other conditions to completion of the merger;

•	the impact of the substantial indebtedness incurred to finance the consummation of the merger;

•	the impact of general economic and political conditions in the U.S. and in other countries in which we currently do business, including those resulting from recessions, political events and acts or threats of terrorism or military conflicts;

•	the impact of the geopolitical environment;

•	our ability to integrate the operations of recently acquired companies;

•	shifts in population and other demographics;

•	industry conditions, including competition;

•	fluctuations in operating costs;

•	technological changes and innovations;

•	changes in labor conditions;

•	fluctuations in exchange rates and currency values;

•	capital expenditure requirements;

•	the outcome of pending and future litigation settlements;

•	legislative or regulatory requirements;

•	interest rates;

•	the effect of leverage on our financial position and earnings;

•	taxes;

•	access to capital markets; and

•	certain other factors set forth in our filings with the Securities and Exchange Commission.
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
Operations
     Radio Broadcasting
     Our radio executive operations are located in our corporate headquarters in San Antonio, Texas. The types of properties required to support each of our radio stations include offices, studios, transmitter sites and antenna sites. A radio station’s studios are generally housed with its offices in downtown or business districts. A radio station’s transmitter sites and antenna sites are generally located in a manner that provides maximum market coverage.

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
     Outdoor Advertising
     The headquarters of our Americas outdoor advertising operations is in Phoenix, Arizona and the headquarters of our international outdoor advertising operations is in London, England. The types of properties required to support each of our outdoor advertising branches include offices, production facilities and structure sites. An outdoor branch and production facility is generally located in an industrial or warehouse district.
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
     As noted in Item 1 above, as of December 31, 2006, we owned more than 1,100 radio stations and owned or leased over 910,000 outdoor advertising display faces in various markets throughout the world. See “Business — Operating Segments.” Therefore, no one property is material to our overall operations. We believe that our properties are in good condition and suitable for our operations.
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
     Seven putative class actions and one shareholder derivative action challenging the merger are pending in the 408th District Court of Bexar County, Texas. The class actions, Teitelbaum v. Clear Channel Communications, Inc., et al., No. 2006CI17492 (filed November 14, 2006), Manson v. Clear Channel Communications, Inc., et al., No. 2006CI17656 (filed November 16, 2006), City of St. Clair Shores Police and Fire Retirement System v. Clear Channel Communications, Inc., et al., No. 2006CI17660 (filed November 16, 2006), Levy Investments, Ltd. v. Clear Channel Communications, Inc., et al., No. 2006CI17669 (filed November 16, 2006), DD Equity Partners LLC v. Clear Channel Communications, Inc., et al., No. 2006CI7914 (filed November 22, 2006), and Pioneer Investments Kapitalanlagegesellschaft MBH v. L. Lowry Mays, et al. (filed December 7, 2006), all raise substantially similar allegations on behalf of a purported class of our shareholders against the defendants for breaches of fiduciary duty in connection with the approval of the merger. The above complaints have been consolidated for pretrial and discovery purposes with the derivative action Rauch v. Clear Channel Communications, Inc., et. al., No. 2006CI17436 (filed November 22, 2006), which challenges the merger, as well as the terms of employment agreements between Clear Channel and L. Lowry Mays, Randall T. Mays, and Mark P. Mays.

     Additionally, two lawsuits have been filed against Clear Channel and its officers and directors in the United States District Court for the Western District of Texas: Alaska Laborers Employees Retirement Fund v. Clear Channel Communications, Inc., et al., No. SA07CA0042RF (filed January 11, 2007); and Pioneer Investments Kapitalanlagegesellschaft mbH v. Clear Channel Communications, Inc., et al., (filed January 30, 2007). Plaintiffs in the federal lawsuits allege, among other things, that our directors violated federal securities laws in the preparation and issuance of the proxy statement. In addition, the Alaska Fund plaintiff alleges shareholder derivative claims and class action claims against Clear Channel’s officers and directors for breach of fiduciary duties and gross mismanagement.
     The class action pleadings seek certification of a class of all of our stockholders whose stock will be acquired in connection with the merger, and all of the pleadings seek injunctive relief that would, if granted, prevent the completion of the merger. The pleadings also seek unspecified damages, attorneys’ fees and other relief. We believe that the allegations contained in each of the pleadings are without merit and intend to contest the actions vigorously. The individual defendants have advised us that they also believe that the allegations in the complaints are without merit and that they intend to contest the actions vigorously. We cannot assure you that we will successfully defend the allegations included in the complaints or that pending motions to enjoin the transactions contemplated by the Merger Agreement will not be granted. If we are unable to resolve the claims that are the basis for the lawsuits or to prevail in any related litigation we may be required to pay substantial monetary damages for which we may not be adequately insured, which could have a material adverse effect on our business, financial position and results of operations. Regardless of whether the merger is consummated or the outcome of the lawsuits, we may incur significant related expenses and costs that could have an adverse effect on our business and operations. Furthermore, the cases could involve a substantial diversion of the time of some members of management. Accordingly, we are unable to estimate the impact of any potential liabilities associated with the complaints.
     Additional lawsuits pertaining to the merger could be filed in the future.
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
ITEM 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of security holders in the fourth quarter of fiscal year 2006.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock trades on the New York Stock Exchange under the symbol “CCU.” There were 3,247 shareholders of record as of February 22, 2007. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table sets forth, for the calendar quarters indicated, the reported high and low sales prices of the common stock as reported on the NYSE.

	Common Stock
	Market Price		Dividends
	High	Low	Declared
2005
First Quarter	35.07	31.14	.125
Second Quarter	34.81	28.75	.1875
Third Quarter	34.26	30.31	.1875
Fourth Quarter	33.44	29.60	.1875

2006
First Quarter	32.84	27.82	.1875
Second Quarter	31.54	27.34	.1875
Third Quarter	31.64	27.17	.1875
Fourth Quarter	35.88	28.83	.1875
Dividend Policy
     Our Board of Directors declared a quarterly cash dividend of 18.75 cents per share on February 21, 2007. The terms of our current credit facility do not prohibit us from paying cash dividends unless we are in default under our credit facility either prior to or after giving effect to any proposed dividend. The terms of the Merger Agreement allow us to continue our policy of paying quarterly cash dividends of $0.1875 per share of our common stock through the Effective Time. However, any future decision by our board of directors to pay cash dividends will depend on, among other factors, our earnings, financial position, capital requirements and regulatory changes.
Purchases of Equity Securities by the Issuer and Affiliated Purchases
     The Company did not repurchase any shares during the fourth quarter of 2006. No additional shares have been repurchased subsequent to December 31, 2006 as the share repurchase program has been suspended, but may be recommenced at any time without notice subject to the terms of the Merger Agreement.

ITEM 6. Selected Financial Data
(In thousands)

	For the Years ended December 31,
	2006	2005	2004	2003	2002
Results of Operations Information: (1)
Revenue	$7,066,957	$6,578,805	$6,600,954	$6,217,858	$5,907,095
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,650,093	2,457,044	2,321,459	2,133,224	1,933,239
Selling, general and administrative expenses (excludes depreciation and amortization)	1,968,869	1,902,837	1,894,550	1,853,193	1,786,843
Depreciation and amortization	633,823	628,010	627,924	606,318	554,645
Corporate expenses (excludes depreciation and amortization)	201,752	171,076	167,388	152,514	160,216
Merger expenses	7,633	—	—	—	—
Gain on disposition of assets – net	69,330	51,355	39,576	6,688	35,557

Operating income (loss)	1,674,117	1,471,193	1,629,209	1,479,297	1,507,709
Interest expense	483,974	443,245	367,503	392,215	430,890
Gain (loss) on sale of assets related to mergers	—	—	—	—	3,991
Gain (loss) on marketable securities	2,306	(702)	46,271	678,846	(3,096)
Equity in earnings of nonconsolidated affiliates	37,478	38,338	22,285	20,669	27,140
Other income (expense) — net	(8,421)	11,267	(30,293)	20,783	5,625

Income (loss) before income taxes, minority interest, discontinued operations and cumulative effect of a change in accounting principle	1,221,506	1,076,851	1,299,969	1,807,380	1,110,479
Income tax benefit (expense)	(500,817)	(425,356)	(497,913)	(775,058)	(438,737)
Minority interest income (expense), net of tax	(31,927)	(17,847)	(7,602)	(3,906)	1,778

Income (loss) before discontinued operations and cumulative effect of a change in accounting principle	688,762	633,648	794,454	1,028,416	673,520
Income (loss) from discontinued operations, net	2,755	302,014	51,345	117,175	51,303

Income (loss) before cumulative effect of a change in accounting principle	691,517	935,662	845,799	1,145,591	724,823
Cumulative effect of a change in accounting principle, net of tax of, $2,959,003 in 2004 and $4,324,446 in 2002 (2)	—	—	(4,883,968)	—	(16,778,526)

Net income (loss)	$691,517	$935,662	$(4,038,169)	$1,145,591	$(16,053,703)

	For the Years ended December 31,
	2006	2005	2004	2003	2002
Net income (loss) per common share: (1)
Basic:
Income (loss) before discontinued operations and cumulative effect of a change in accounting principle	$1.37	$1.16	$1.33	$1.67	$1.11
Discontinued operations	.01	.55	.09	.19	.09

Income (loss) before cumulative effect of a change in accounting principle	1.38	1.71	1.42	1.86	1.20
Cumulative effect of a change in accounting principle	—	—	(8.19)	—	(27.65)

Net income (loss)	$1.38	$1.71	$(6.77)	$1.86	$(26.45)

Diluted:
Income (loss) before discontinued operations and cumulative effect of a change in accounting principle	$1.37	$1.16	$1.33	$1.66	$1.10
Discontinued operations	.01	.55	.08	.19	.08

Income (loss) before cumulative effect of a change in accounting principle	1.38	1.71	1.41	1.85	1.18
Cumulative effect of a change in accounting principle	—	—	(8.16)	—	(26.74)

Net income (loss)	$1.38	$1.71	$(6.75)	$1.85	$(25.56)

Dividends declared per share	$.75	$.69	$.45	$.20	$—

(In thousands)

	As of December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data: (1)
Current assets	$2,205,730	$2,398,294	$2,269,922	$2,185,682	$2,123,495
Property, plant and equipment — net	3,220,956	3,237,936	3,310,132	3,457,353	3,473,930
Total assets	18,890,179	18,703,376	19,927,949	28,352,693	27,672,153
Current liabilities	1,663,846	2,107,313	2,184,552	1,892,719	3,010,639
Long-term debt, net of current maturities	7,326,700	6,155,363	6,941,996	6,898,722	7,357,769
Shareholders’ equity	8,042,341	8,826,462	9,488,078	15,553,939	14,210,092

(1)	Acquisitions and dispositions impact the comparability of the historical consolidated financial data reflected in this schedule of Selected Financial Data.

(2)	We recorded a non-cash charge of $4.9 billion, net of deferred taxes of $3.0 billion, as a cumulative effect of a change in accounting principle during the fourth quarter of 2004 as a result of the adoption of EITF Topic D-108, Use of the Residual Method to Value Acquired Assets other than Goodwill. We recorded a non-cash charge of $16.8 billion, net of deferred taxes of $4.3 billion, in 2002 as a result of the adoption of Financial Accounting Standards Statement 142, Goodwill and Other Intangible Assets.
     The Selected Financial Data should be read in conjunction with Management’s Discussion and Analysis.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We have agreed to be acquired by a group led by Thomas H. Lee Partners, L.P. and Bain Capital Partners LLC
     On November 16, 2006, we agreed to be acquired by a group of private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. The transaction is subject to shareholder approval, antitrust clearances, FCC approval and other customary closing conditions. For a discussion of this transaction, see Item 1 above.
We plan to sell 448 small market radio stations and all of our television stations
     On November 16, 2006 we announced plans to sell 448 radio stations located outside the top 100 U.S. media markets and all of our television stations. The sale of these assets is not contingent on the closing of the merger with the private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. Definitive asset purchase agreements were signed for 39 radio stations as of December 31, 2006. These stations, along with 5 stations which were sold in the fourth quarter of 2006, were classified as assets held for sale in our consolidated balance sheet and as discontinued operations in our consolidated statements of operations. Through February 22, 2007, we had definitive asset purchase agreements for the sale of 77 radio stations. The closing of these radio station sales is subject to antitrust clearances, FCC approval and other customary closing conditions.
Format of Presentation
     Management’s discussion and analysis of our results of operations and financial condition should be read in conjunction with the consolidated financial statements and related footnotes. Our discussion is presented on both a consolidated and segment basis. Our reportable operating segments are Radio Broadcasting, which includes our national syndication business, Americas Outdoor Advertising and International Outdoor Advertising. Included in the “other” segment are television broadcasting and our media representation business, Katz Media, as well as other general support services and initiatives.
     We manage our operating segments primarily focusing on their operating income, while Corporate expenses, Merger expenses, Gain on disposition of assets — net, Interest expense, Gain (loss) on marketable securities, Equity in earnings of nonconsolidated affiliates, Other income (expense) – net, Income tax benefit (expense), Minority interest — net of tax, Discontinued operations and Cumulative effect of a change in accounting principle are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.
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
     Our advertising rates are based on the gross rating points, or total number of impressions delivered, expressed as a percentage of a market population of a display or group of displays. The number of impressions delivered by a display is measured by the number of people passing the site during a defined period of time and, in some international markets, is weighted to account for such factors as illumination, proximity to other displays and the speed and viewing angle of approaching traffic. Management typically monitors our business by reviewing the average rates, average revenues per display, occupancy, and inventory levels of each of our display types by market. In addition, because a significant portion of our advertising operations are conducted in foreign markets, principally France and the United Kingdom, management reviews the operating results from our foreign operations on a constant dollar basis. A constant dollar basis allows for comparison of operations independent of foreign exchange movements. Because revenue-sharing and minimum guaranteed payment arrangements are more prevalent in our international operations, the margins in our international operations typically are less than the margins in our Americas operations. Also, the margins on our billboard contracts tend to be higher than for our other displays.
     The significant expenses associated with our operations include (i) direct production, maintenance and installation expenses, (ii) site lease expenses for land under our displays and (iii) revenue-sharing or minimum guaranteed amounts payable under our street furniture and transit display contracts. Our direct production, maintenance and installation expenses include costs for printing, transporting and changing the advertising copy on our displays, the related labor costs, the vinyl and paper costs and the costs for cleaning and maintaining our displays. Vinyl and paper costs vary according to the complexity of the advertising copy and the quantity of displays. Our site lease expenses include lease payments for use of the land under our displays, as well as any revenue-sharing arrangements or minimum guaranteed amounts payable we may have with the landlords. The terms of our Americas site leases generally range from 1 to 50 years. Internationally, the terms of our site lease and revenue share/ minimum guarantee contracts generally range from 3 to 15 years, but may vary across our networks.
     Our street furniture and transit display contracts, the terms of which range from 3 to 20 years, generally require us to make upfront investments in property, plant and equipment. These contracts may also include upfront lease payments and/or minimum annual guaranteed lease payments. We can give no assurance that our cash flows from operations over the terms of these contracts will exceed the upfront and minimum required payments.
FAS 123(R), Share-Based Payment
     We adopted FAS 123(R), Share-Based Payment, on January 1, 2006 under the modified-prospective approach which requires us to recognize employee compensation cost related to our stock option grants in the same line items as cash compensation in the 2006 financial statements for all options granted after the date of adoption as well as for any options that were unvested at adoption. Under the modified-prospective approach, no stock option expense attributable to these options is reflected in the financial statements for 2005. The amounts recorded as share-based payments in the financial statements during 2005 relate to the expense associated with restricted stock awards. As of December 31, 2006, there was $82.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately three years, unless the Merger Agreement is approved, then the expense becomes recognizable at the closing of the transaction.
     The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on implied volatilities from traded options on our stock, historical volatility on our stock, and other factors. The expected life of options granted represents the period of time that options granted are expected to be outstanding. Management uses historical data to estimate option exercises and employee terminations within the valuation model. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods equal to the expected life of the option. The following table details compensation costs related to share-based payments for the year ended December 31, 2006:
(In millions)

Radio Broadcasting
Direct Operating Expenses	$11.1
SG&A	14.1
Americas Outdoor Advertising
Direct Operating Expenses	$3.4
SG&A	1.3
International Outdoor Advertising
Direct Operating Expenses	$0.9
SG&A	0.4
Other
Direct Operating Expenses	$1.9
SG&A	2.0
Corporate	$9.1
THE COMPARISON OF YEAR ENDED DECEMBER 31, 2006 TO YEAR ENDED DECEMBER 31, 2005 IS AS FOLLOWS:
Consolidated
(In thousands)

	Years Ended December 31,		% Change
	2006	2005	2006 v. 2005
Revenue	$7,066,957	$6,578,805	7%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,650,093	2,457,044	8%
Selling, general and administrative expenses (excludes depreciation and amortization)	1,968,869	1,902,837	3%
Depreciation and amortization	633,823	628,010	1%
Corporate expenses (excludes depreciation and amortization)	201,752	171,076	18%
Merger expenses	7,633	—
Gain on disposition of assets — net	69,330	51,355	35%

Operating income	1,674,117	1,471,193	14%
Interest expense	483,974	443,245
Gain (loss) on marketable securities	2,306	(702)
Equity in earnings of nonconsolidated affiliates	37,478	38,338
Other income (expense) — net	(8,421)	11,267

Income before income taxes, minority interest expense and discontinued operations	1,221,506	1,076,851
Income tax benefit (expense):
Current	(298,962)	(43,616)
Deferred	(201,855)	(381,740)

Income tax benefit (expense)	(500,817)	(425,356)
Minority interest expense, net of tax	31,927	17,847

Income before discontinued operations	688,762	633,648
Income from discontinued operations, net	2,755	302,014

Net income (loss)	$691,517	$935,662

Revenue
     Consolidated revenue increased $488.2 million during 2006 compared to 2005. Radio contributed $194.7 million attributable to increased average rates on local and national sales. Our Americas outdoor segment’s revenue increased $125.0 million from an increase in revenue across our displays as well as the acquisition of Interspace Outdoor Advertising, or Interspace, in July 2006. Interspace contributed approximately $30.2 million to revenue in 2006. Our international outdoor segment contributed $106.7 million, of which approximately $44.9 million during the first six months of 2006 related to Clear Media Limited, or Clear Media, a Chinese outdoor advertising company. We began consolidating Clear Media in the third quarter of 2005. Increased street furniture revenues also contributed to our international revenue growth. Our 2006 revenue increased $17.4 million due to movements in foreign exchange. Also contributing to the increase was approximately $39.5 million from our television business driven by increased political advertising in 2006 compared to 2005.
Direct Operating Expenses
     Direct operating expenses increased $193.0 million for 2006 compared to 2005. Our radio broadcasting segment contributed $70.4 million primarily from increased programming expenses. Americas outdoor direct operating expenses increased $44.5 million driven by increased site lease expenses associated with the increase in revenue and the acquisition of Interspace. Interspace contributed $13.0 million to direct operating expenses in 2006. Our international outdoor segment contributed $67.1 million, of which $18.0 million during the first six months of 2006 related to our consolidation of Clear Media and the remainder was principally due to an increase in site lease expenses. Included in our direct operating expense growth in 2006 is $10.6 million from increases in foreign exchange. Share-based payments included in direct operating expenses associated with the adoption of FAS 123(R) were $17.3 million for 2006.
Selling, General and Administrative Expenses (SG&A)
     SG&A increased $66.0 million during 2006 compared 2005. Our radio broadcasting SG&A increased $44.8 million primarily as a result of an increase in salary, bonus and commission expenses in our sales department associated with the increase in revenue. SG&A increased $20.6 million in our Americas outdoor segment principally related to an increase in bonus and commission expenses associated with the increase in revenues as well as $6.2 million from our acquisition of Interspace. Our international outdoor SG&A expenses declined $13.6 million primarily attributable to a $9.8 million reduction recorded in 2006 as a result of the favorable settlement of a legal proceeding as well as $26.6 million related to restructuring our businesses in France recorded in the third quarter of 2005. Partially offsetting this decline in our international SG&A was $9.5 million from our consolidation of Clear Media. Included in our SG&A expense growth in 2006 is $3.9 million from increases in foreign exchange. Share-based payments included in SG&A associated with the adoption of FAS 123(R) were $17.8 million for 2006.
Corporate Expenses
     Corporate expenses increased $30.7 million during 2006 compared to 2005 primarily related to increases in bonus expense and share-based payments.
Merger Expenses
     In the fourth quarter of 2006, we entered into the Merger Agreement. Expenses associated with the merger were $7.6 million for the year ended December 31, 2006 and include accounting, investment banking, legal and other costs.
Gain on Disposition of Assets — net
     Gain on disposition of assets — net of $69.3 million for the year ended December 31, 2006 mostly related to $41.5 million in our radio segment primarily from the sale of stations and programming rights and $13.2 million in our Americas outdoor segment from the exchange of assets in one of our markets for the assets of a third party located in a different market.
Interest Expense
     Interest expense increased $40.7 million for the year ended December 31, 2006 over 2005 primarily due to increased interest rates. Interest on our floating rate debt, which includes our credit facility and fixed-rate debt on which we have entered into interest rate swap agreements, is influenced by changes in LIBOR. Average LIBOR for 2006 and 2005 was 5.2% and 3.6%, respectively.

Gain (Loss) on Marketable Securities
     The gain of $2.3 million for the year ended December 31, 2006 related to a $3.8 million gain from terminating our secured forward exchange contract associated with our investment in XM Satellite Radio Holdings, Inc. partially offset by a loss of $1.5 million from the change in fair value of AMT securities that are classified as trading and a related secured forward exchange contract associated with those securities. The loss of $0.7 million recorded in 2005 related to the change in fair value of AMT securities that were classified as trading and a related secured forward exchange contract associated with those securities.
Other Income (Expense) — Net
     Other expense of $8.4 million recorded in 2006 primarily relates to foreign exchange losses while the income of $11.3 million recorded in 2005 was comprised of various miscellaneous amounts.
Income Taxes
     Current tax expense increased $255.3 million in 2006 as compared to 2005. In addition to higher earnings before tax in 2006, we received approximately $204.7 million in current tax benefits in 2005 from ordinary losses for tax purposes resulting from restructuring our international businesses consistent with our strategic realignment, the July 2005 maturity of our Euro denominated bonds, and a 2005 current tax benefit related to an amendment on a previously filed return. Deferred tax expense decreased $179.9 million primarily related to the tax losses mentioned above that increased deferred tax expense in 2005.
Minority Interest, net of tax
     Minority interest expense increased $14.1 million during 2006 as compared to 2005 as a result of the initial public offering of 10% of our subsidiary Clear Channel Outdoor Holdings, Inc., which we completed on November 11, 2005.
Discontinued Operations
     We completed the spin-off of our live entertainment and sports representation businesses on December 21, 2005. Therefore, we reported the results of operations for these businesses through December 21, 2005 in discontinued operations.
     We had definitive asset purchase agreements for the sale of 39 of our radio stations as of December 31, 2006. The results of operations for these stations, along with 5 stations which were sold in the fourth quarter of 2006, are reported as discontinued operations.
Radio Broadcasting Results of Operations
     Our radio broadcasting operating results were as follows:
(In thousands)

	Years Ended December 31,		% Change
	2006	2005	2006 v. 2005
Revenue	$3,697,190	$3,502,508	6%
Direct operating expenses	1,028,439	958,071	7%
Selling, general and administrative expense	1,252,556	1,207,800	4%
Depreciation and amortization	135,980	139,276	(2%)

Operating income	$1,280,215	$1,197,361	7%

     Our radio broadcasting revenue increased 6% during 2006 as compared to 2005 primarily from an increase in both local and national advertising revenues. This growth was driven by an increase in yield and average unit rates. The number of 30 second and 15 second commercials broadcast as a percent of total minutes sold increased during 2006 as compared to 2005. The overall revenue growth was primarily focused in our top 100 media markets. Significant advertising categories contributing to the revenue growth for the year were political, services, automotive, retail and entertainment.
     Our radio broadcasting direct operating expenses increased $70.4 million during 2006 as compared to 2005. Included in direct operating expenses for 2006 were share-based payments of $11.1 million as a result of adopting FAS 123(R). Also contributing to the increase were added costs of approximately $45.2 million from programming expenses primarily related to an increase in talent expenses, music license fees, new shows and affiliations in our syndicated radio business and new distribution initiatives. Our SG&A expenses increased $44.8 million primarily as a result of approximately $12.3 million in salary, bonus and commission expenses in our sales department associated with the increase in revenue as well as $14.1 million from the adoption of FAS 123(R).
Americas Outdoor Advertising Results of Operations
Our Americas outdoor advertising operating results were as follows:
(In thousands)

	Years Ended December 31,		% Change
	2006	2005	2006 v. 2005
Revenue	$1,341,356	$1,216,382	10%
Direct operating expenses	534,365	489,826	9%
Selling, general and administrative expenses	207,326	186,749	11%
Depreciation and amortization	178,970	180,559	(1%)

Operating income	$420,695	$359,248	17%

     Our Americas revenue increased 10% during 2006 as compared to 2005 from revenue growth across our displays. We experienced rate increases on most of our inventory, with occupancy essentially unchanged during 2006 as compared to 2005. Our airport revenue increased $44.8 million primarily related to $30.2 million from our acquisition of Interspace. Revenue growth occurred across both our large and small markets including Miami, San Antonio, Sacramento, Albuquerque and Des Moines.
     Direct operating expenses increased $44.5 million in 2006 as compared to 2005 primarily from an increase in site lease expenses of approximately $30.2 million as well as $3.4 million related to the adoption of FAS 123(R). Interspace contributed $13.0 million to direct operating expenses in 2006. Our SG&A expenses increased $20.6 million in 2006 over 2005 primarily from an increase in bonus and commission expenses of $7.6 million related to the increase in revenue, $6.2 million from Interspace and $1.3 million of share-based payments related to the adoption of FAS 123(R).
International Outdoor Results of Operations
Our international operating results were as follows:
(In thousands)

	Years Ended December 31,		% Change
	2006	2005	2006 v. 2005
Revenue	$1,556,365	$1,449,696	7%
Direct operating expenses	918,735	851,635	8%
Selling, general and administrative expenses	341,410	355,045	(4%)
Depreciation and amortization	228,760	220,080	4%

Operating income	$67,460	$22,936	194%

     Revenue in our international outdoor segment increased 7% in 2006 as compared to 2005. The increase includes approximately $44.9 million during the first six months of 2006 related to our consolidation of Clear Media which we began consolidating in the third quarter of 2005. Also contributing to the increase was approximately $25.9 million from growth in street furniture revenues and $11.9 million related to movements in foreign exchange, partially offset by a decline in billboard revenues for 2006 as compared to 2005.
     Direct operating expenses increased $67.1 million during 2006 as compared to 2005. The increase was primarily attributable to $18.0 million during the first six months of 2006 related to our consolidation of Clear Media as well as an increase of approximately $37.7 million in site lease expenses and approximately $7.7 million related to movements in foreign exchange. Also included in the increase was $0.9 million related to the adoption of FAS 123(R). Our SG&A expenses declined $13.6 million primarily attributable to a $9.8 million reduction recorded in 2006 as a result of the favorable settlement of a legal proceeding as well as $26.6 million related to restructuring our businesses in France recorded in the third quarter of 2005. Partially offsetting this decline was $9.5 million from our consolidation of Clear Media and $2.9 million from movements in foreign exchange.

Reconciliation of Segment Operating Income (Loss)
(In thousands)

	Years Ended December 31,
	2006	2005
Radio Broadcasting	$1,280,215	$1,197,361
Americas Outdoor Advertising	420,695	359,248
International Outdoor Advertising	67,460	22,936
Other	65,389	30,694
Gain on disposition of assets — net	69,330	51,355
Merger expenses	(7,633)	—
Corporate	(221,339)	(190,401)

Consolidated operating income	$1,674,117	$1,471,193

Fiscal Year 2005 Compared to Fiscal Year 2004
Consolidated
(In thousands)

	Years Ended December 31,		% Change
	2005	2004	2005 v. 2004
Revenue	$6,578,805	$6,600,954	0%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,457,044	2,321,459	6%
Selling, general and administrative expenses (excludes depreciation and amortization)	1,902,837	1,894,550	0%
Depreciation and amortization	628,010	627,924	0%
Corporate expenses (excludes depreciation and amortization)	171,076	167,388	2%
Gain on disposition of assets — net	51,355	39,576	30%

Operating income	1,471,193	1,629,209	(10%)
Interest expense	443,245	367,503
Gain (loss) on marketable securities	(702)	46,271
Equity in earnings of nonconsolidated affiliates	38,338	22,285
Other income (expense) — net	11,267	(30,293)

Income before income taxes, minority interest expense, discontinued operations and cumulative effect of a change in accounting principle	1,076,851	1,299,969
Income tax benefit (expense):
Current	(43,616)	(367,599)
Deferred	(381,740)	(130,314)

Income tax benefit (expense)	(425,356)	(497,913)
Minority interest expense, net of tax	17,847	7,602

Income before discontinued operations and cumulative effect of a change in accounting principle	633,648	794,454
Income from discontinued operations, net	302,014	51,345
Cumulative effect of a change in accounting principle, net of tax of $2,959,003	—	(4,883,968)

Net income (loss)	$935,662	$(4,038,169)

Revenue
     Consolidated revenues decreased $22.1 million in 2005 as compared to 2004. Our radio broadcasting segment declined approximately $217.9 million primarily from a decline in the number of commercial minutes broadcast on our radio stations as part of our Less Is More initiative. Our television revenues declined approximately $14.7 million primarily as a result of local and national political advertising revenues in 2004 that did not recur in 2005. Partially offsetting this decline was an increase of $124.3 million and $94.7 million from our Americas and international outdoor advertising segments, respectively. Americas outdoor revenue growth was driven primarily from rate increases on our bulletin and poster inventory while international outdoor revenue growth occurred from improved yield on our street furniture inventory. Foreign exchange fluctuations did not have a material impact to our revenue decline for 2005 compared to 2004.

Direct Operating Expenses
     Our consolidated direct operating expenses increased $135.6 million. Our radio broadcasting segment’s direct operating expenses increased approximately $66.8 million primarily from programming and content expenses and new initiatives. Our Americas outdoor direct operating expenses increased $21.3 million primarily from increases in direct production and site lease expenses related to revenue sharing agreements associated with the increase in revenues. Our international outdoor contributed $58.0 million to the consolidated direct operating expense growth primarily from minimum annual guarantees and revenue sharing agreements associated with the increase in revenues. Foreign exchange fluctuations did not have a material impact to our direct operating expenses increase for 2005 compared to 2004.
Selling, General and Administrative Expenses (SG&A)
     Consolidated SG&A increased $8.3 million primarily from increases of $13.7 million and $28.6 million from our Americas and international outdoor segments, respectively, partially offset by a decline of $36.8 million from our radio broadcasting segment. The increase from Americas outdoor was attributable to increased commission expenses associated with the increase in revenues while the increase in international outdoor was primarily the result of a $26.6 million restructuring charge related to our operations in France. The decline from our radio broadcasting segment was primarily from decreased commission and bad debt expenses associated with the decline in radio revenues. Foreign exchange fluctuations did not have a material impact to our SG&A increase for 2005 compared to 2004.
Gain on Disposition of assets — net
     The gain on the disposition of assets — net in 2005 was $51.4 million related primarily to a $36.7 million gain on the sale of radio operating assets in our San Diego market. The gain on disposition of assets — net in 2004 was $39.6 million and relates primarily to radio operating assets divested in our Salt Lake City market as well as a gain recognized on the swap of outdoor assets.
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
Other Income (Expense) — Net
     Other income (expense) – net for the year ended December 31, 2005 increased $41.6 million from expense of $30.3 million in 2004 to income of $11.3 million in 2005. During 2004, we experienced a loss of $31.6 million on the early extinguishment of debt. The income in 2005 was comprised of various miscellaneous amounts.
Income Taxes
     Current income tax expense declined $324.0 million during 2005 as compared to 2004. In addition to lower earnings before tax in the current year, we received approximately $204.7 million in current tax benefits from ordinary losses for tax purposes resulting from restructuring our international businesses consistent with our strategic realignment, the July 2005 maturity of our Euro denominated bonds, and a current tax benefit related to an amendment on a previously filed tax return. Deferred tax expense increased $251.4 million primarily related to the tax losses discussed above.

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
Discontinued Operations
     We completed the spin-off of our live entertainment and sports representation businesses on December 21, 2005. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we reported the results of operations for these businesses through December 21, 2005 in discontinued operations. The spin-off generated a capital loss for tax purposes of approximately $2.4 billion. We utilized approximately $925.5 million of this capital loss to offset taxable capital gains realized in 2005 and previous years, which resulted in a $314.1 million tax benefit which is included in income from discontinued operations in the fourth quarter of 2005. The remaining $1.5 billion of the $2.4 billion capital loss was recorded as a deferred tax asset with an offsetting valuation allowance on our balance sheet at December 31, 2005.
     We had definitive asset purchase agreements signed for the sale of 39 of our radio stations as of December 31, 2006. The results of operations for these stations, along with 5 stations which were sold in the fourth quarter of 2006, are reclassified as discontinued operations.
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
Radio Broadcasting Results of Operations
Our radio broadcasting operating results were as follows:
(In thousands)

	Years Ended December 31,		% Change
	2005	2004	2005 v. 2004
Revenue	$3,502,508	$3,720,445	(6%)
Direct operating expenses	958,071	891,275	7%
Selling, general and administrative expense	1,207,800	1,244,617	(3%)
Depreciation and amortization	139,276	156,485	(11%)

Operating income	$1,197,361	$1,428,068	(16%)

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
     Direct operating expenses increased $66.8 million during 2005 as compared to 2004. The increase was driven by approximately $28.4 million in programming and content expenses. Sports broadcasting rights increased approximately $9.5 million primarily related to signing a new sports broadcasting agreement in 2005. Our SG&A declined $36.8 million during the year compared to 2004 primarily from a decline in commission and bad debt expenses associated with the decline in revenue. We also incurred expenses in 2005 related to the development of digital radio and new Internet initiatives.
     Depreciation and amortization declined $17.2 million primarily from accelerated depreciation from asset write-offs during 2004 that did not reoccur during 2005.
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
Reconciliation of Segment Operating Income (Loss)
(in thousands)

	Years Ended December 31,
	2005	2004
Radio Broadcasting	$1,197,361	$1,428,068
Americas Outdoor Advertising	359,248	263,888
International Outdoor Advertising	22,936	33,277
Other	30,694	52,496
Gain on disposition of assets — net	51,355	39,576
Corporate	(190,401)	(188,096)

Consolidated operating income	$1,471,193	$1,629,209

LIQUIDITY AND CAPITAL RESOURCES
Agreement and Plan of Merger
          On November 16, 2006, we entered into the Merger Agreement with BT Triple Crown Merger Co., Inc. (“Merger Sub”), B Triple Crown Finco, LLC and T Triple Crown Finco, LLC (together with B Triple Crown Finco, LLC, the “Fincos”), which provides for our recapitalization by the merger of Merger Sub with and into us. The Fincos are owned by a consortium of equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P.
          It is anticipated that the funds necessary to consummate the merger and related transactions will be funded by new credit facilities, private and/or public offerings of debt securities and equity financing. Under the Merger Agreement, we have agreed to commence, and to cause AMFM Operating Inc. to commence, debt tender offers to purchase our existing 7.65% Senior Notes Due 2010 and AMFM Operating Inc.’s existing 8% Senior Notes due 2008 (the “Repurchased Existing Notes”). As part of the debt tender offers, we and AMFM Operating Inc. will solicit the consent of the holders to amend, eliminate or waive certain sections (as specified by the Fincos) of the applicable indenture governing the Repurchased Existing Notes. The closing of the debt tender offers will be conditioned on the occurrence of the closing of the merger, but the closing of the merger and the debt financing are not conditioned upon the closing of the debt tender offers. The debt commitments are not conditioned on nor do they require or contemplate the acquisition of the outstanding public shares of Clear Channel Outdoor Holdings. The debt commitments do not require or contemplate any changes to the existing cash management and intercompany arrangements between us and Clear Channel Outdoor Holdings. The consummation of the merger will not permit Clear Channel Outdoor Holdings to terminate these arrangements and we may continue to use the cash flows of Clear Channel Outdoor Holdings for our own general corporate purposes pursuant to the terms of the existing cash management and intercompany arrangements between us and Clear Channel Outdoor Holdings, which may include making payments on the new debt.
          Our capitalization, liquidity and capital resources will change substantially if the merger is approved by our shareholders. Upon the closing of the merger, we will be highly leveraged. Our liquidity requirements will be significant, primarily due to debt service requirements and financing costs relating to the indebtedness expected to be incurred in connection with the closing of the refinancing transactions.

          Under the Merger Agreement, we have agreed among other things that, subject to certain exceptions, until completion of the merger, we will not take any of the following actions unless the private equity funds give their prior written consent:
•	Issue, sell, pledge, dispose, encumber or grant any equity securities or convertible securities of ours, except in limited circumstances with respect to certain shares and stock options pursuant to employee benefit plans;

•	Acquire any business organization or any division thereof or any material amount of assets with a purchase price in excess of $150.0 million in the aggregate;

•	Adjust, recapitalize, reclassify, combine, split, subdivide, redeem, purchase or otherwise acquire any equity securities or convertible securities of ours;

•	Create, incur, guarantee or assume any indebtedness except for indebtedness: (i) incurred under our existing $1.75 billion credit facility, (ii) for borrowed money incurred pursuant to agreements in effect prior to the execution of the Merger Agreement, (iii) as otherwise required in the ordinary course of our business consistent with past practice, or (iv) in an aggregate principal amount not to exceed $250.0 million;

•	Sell, lease, license, transfer, exchange or swap, mortgage or otherwise encumber, or subject to any lien or otherwise dispose of any asset or any portion of our properties or assets with a sale price in excess of $50.0 million except for the announced plan to sell 448 of our radio stations and all of our television stations;

•	Make any capital expenditure in excess of $50.0 million individually, or $100.0 million in the aggregate, except for any capital expenditures in aggregate amounts consistent with past practice or as required pursuant to new contracts entered into in the ordinary course of business.
Cash Flows

	Years Ended December 31,
(In thousands)	2006	2005	2004
Cash provided by (used in):
Operating activities	$1,841,579	$1,400,261	$1,541,555
Investing activities	$(641,413)	$(387,186)	$159,476
Financing activities	$(1,178,610)	$(1,061,392)	$(1,800,995)
Discontinued operations	$9,662	$99,764	$124,329
Operating Activities
          2006
          Net cash flow from operating activities of $1.8 billion for the year ended December 31, 2006 principally reflects net income from continuing operations of $688.8 million and depreciation and amortization of $633.8 million. Net cash flows from operating activities also reflects an increase of $202.3 million in accounts receivable as a result of the increase in revenue and a $390.4 million federal income tax refund related to restructuring our international businesses consistent with our strategic realignment and the utilization of a portion of the capital loss generated on the spin-off of Live Nation, Inc.
          2005
          Net cash flow from operating activities of $1.4 billion for the year ended December 31, 2005 principally reflects net income from continuing operations of $633.6 million and depreciation and amortization of $628.0 million Net cash flows from operating activities also reflects decreases in accounts payable, other accrued expenses and income taxes payable. Taxes payable decreased principally as result of the carryback of capital tax losses generated on the spin-off of Live Nation which were used to offset taxes paid on previously recognized taxable capital gains as well as approximately $210.5 million in current tax benefits from ordinary losses for tax purposes resulting from restructuring our international businesses consistent with our strategic realignment, the July 2005 maturity of our Euro denominated bonds, and a current tax benefit related to an amendment on a previously filed tax return.
          2004
          Net cash flow from operating activities of $1.5 billion for the year ended December 31, 2004 principally reflects a net loss of $4.0 billion, adjusted for non-cash charges of $4.9 billion for the adoption of Topic D-108 and depreciation and amortization of $627.9 million. Net cash flow from operating activities was negatively impacted during the year ended December 31, 2004 by $150.0 million, primarily related to the taxes paid on the gain from the sale of our remaining shares of Univision, which was partially offset by the tax loss related to the partial redemption of our

Euro denominated debt. Net cash flow from operating activities also reflects increases in prepaid expenses, accounts payable and accrued interest, income taxes and other expenses, partially offset by decreases in accounts receivables and other current assets.
Investing Activities
          2006
          Net cash used in investing activities of $641.4 million for the year ended December 31, 2006 principally reflects capital expenditures of $350.5 million related to purchases of property, plant and equipment and $362.2 million primarily related to acquisitions of operating assets, partially offset by proceeds from the sale other assets of $100.3 million.
          2005
          Net cash used in investing activities of $387.2 million for the year ended December 31, 2005 principally reflects capital expenditures of $325.7 million related to purchases of property, plant and equipment and $165.2 million primarily related to acquisitions of operating assets, partially offset by proceeds from the sale other assets of $102.0 million.
          2004
          Net cash provided by investing activities of $159.5 million for the year ended December 31, 2004 principally includes proceeds of $627.5 million related to the sale of investments, primarily the sale of our Univision shares. These proceeds were partially offset by capital expenditures of $283.2 million related to purchases of property, plant and equipment and $212.7 million related to acquisitions of operating assets.
Financing Activities
          2006
          Financing activities for the year ended December 31, 2006 principally reflects $1.4 billion in share repurchases, $382.8 million in dividend payments, partially offset by the net increase in debt of $601.3 million and proceeds from the exercise of stock options of $57.4 million.
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
Discontinued Operations
          We had definitive asset purchase agreements signed for the sale of 39 of our radio stations as of December 31, 2006. The cash flows from these stations, along with 5 stations which were sold in the fourth quarter of 2006, are reported during 2006, 2005 and 2004 as cash flows from discontinued operations. Additionally, we completed the spin-off of Live Nation on December 21, 2005. Therefore, we reported cash flows from Live Nation as discontinued operations on our consolidated statements of cash flows for 2005 and 2004.
Anticipated Cash Requirements
          We expect to fund anticipated cash requirements (including payments of principal and interest on outstanding indebtedness and commitments, acquisitions, anticipated capital expenditures, share repurchases and dividends) for the foreseeable future with cash flows from operations and various externally generated funds.

Sources of Capital
As of December 31, 2006 and 2005, we had the following debt outstanding and cash and cash equivalents:
(In millions)

	December 31,
	2006	2005
Credit facilities	$966.5	$292.4
Long-term bonds (a)	6,531.6	6,537.0
Other borrowings	164.9	217.1

Total Debt	7,663.0	7,046.5
Less: Cash and cash equivalents	114.0	82.8

	$7,549.0	$6,963.7

(a)	Includes $7.1 million and $10.5 million in unamortized fair value purchase accounting adjustment premiums related to the merger with AMFM at December 31, 2006 and 2005, respectively. Also includes negative $29.8 million and $29.0 million related to fair value adjustments for interest rate swap agreements at December 31, 2006 and 2005, respectively.
Credit Facility
          We have a multi-currency revolving credit facility in the amount of $1.75 billion, which can be used for general working capital purposes including commercial paper support as well as to fund capital expenditures, share repurchases, acquisitions and the refinancing of public debt securities. At December 31, 2006, the outstanding balance on this facility was $966.5 million and, taking into account letters of credit of $75.3 million, $708.2 million was available for future borrowings, with the entire balance to be repaid on July 12, 2009.
          During the year ended December 31, 2006, we made principal payments totaling $2.7 billion and drew down $3.4 billion on the credit facility. As of February 22, 2007, the credit facility’s outstanding balance was $1.1 billion and, taking into account outstanding letters of credit, $571.8 million was available for future borrowings.
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
Other Borrowings
          Other debt includes various borrowings and capital leases utilized for general operating purposes. Included in the $164.9 million balance at December 31, 2006 is $86.4 million that matures in less than one year, which we have historically refinanced with new twelve month notes and anticipate these refinancings to continue.
Guarantees of Third Party Obligations
          As of December 31, 2006 and 2005, we guaranteed the debt of third parties of approximately $0.4 million and $12.1 million, respectively, primarily related to long-term operating contracts. The third parties’ associated operating assets secure a substantial portion of these obligations.
Disposal of Assets
          During 2006, we received $100.3 million of proceeds related primarily to the sale of various broadcasting operating assets.
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

Debt Covenants
          The significant covenants on our $1.75 billion five-year, multi-currency revolving credit facility relate to leverage and interest coverage contained and defined in the credit agreement. The leverage ratio covenant requires us to maintain a ratio of consolidated funded indebtedness to operating cash flow (as defined by the credit agreement) of less than 5.25x. The interest coverage covenant requires us to maintain a minimum ratio of operating cash flow (as defined by the credit agreement) to interest expense of 2.50x. In the event that we do not meet these covenants, we are considered to be in default on the credit facility at which time the credit facility may become immediately due. At December 31, 2006, our leverage and interest coverage ratios were 3.4x and 4.7x, respectively. This credit facility contains a cross default provision that would be triggered if we were to default on any other indebtedness greater than $200.0 million.
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
          At December 31, 2006, we were in compliance with all debt covenants.
Uses of Capital
Dividends
          Our Board of Directors declared quarterly cash dividends as follows:
(In millions, except per share data)

	Amount
	per
Declaration	Common			Total
Date	Share	Record Date	Payment Date	Payment
October 26, 2005	0.1875	December 31, 2005	January 15, 2006	$100.9
February 14, 2006	0.1875	March 31, 2006	April 15, 2006	95.5
April 26, 2006	0.1875	June 30, 2006	July 15, 2006	94.0
July 25, 2006	0.1875	September 30, 2006	October 15, 2006	92.4
October 25, 2006	0.1875	December 31, 2006	January 15, 2007	92.6
          Additionally, our Board of Directors declared a quarterly cash dividend of 18.75 cents per share of our Common Stock on February, 21 2007 to be paid April 15, 2007 to shareholders of record on March 31, 2007.
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

Debt Maturity
          On November 1, 2006, we redeemed our 6% Senior Notes at their maturity for $750.0 million plus accrued interest with proceeds from our bank credit facility.
          On February 1, 2007, we redeemed our 3.125% Senior Notes at their maturity for $250.0 million plus accrued interest with proceeds from our bank credit facility.
Acquisitions
          Our subsidiary, Clear Channel Outdoor Holdings, Inc., or CCO, completed the acquisition of Interspace on July 1, 2006, by issuing 4.2 million shares of CCO’s Class A Common Stock and approximately $81.3 million in cash. The acquisition was valued at approximately $170.4 million based on CCO’s common shares issued at the closing price on the date of acquisition and the cash consideration paid. The terms of the acquisition provide for additional consideration based on Interspace’s financial performance. As a result, we have accrued $20.9 million of additional purchase consideration as of December 31, 2006.
          We acquired radio stations for $16.4 million and a music scheduling company for $44.3 million in cash and $10.0 million of deferred purchase consideration during the year ended December 31, 2006. We also acquired Americas and international outdoor display faces and additional equity interests in international outdoor companies for $242.4 million in cash, which includes cash paid for Interspace. We also exchanged assets in one of our Americas outdoor markets for assets located in a different market. In addition, our national representation firm acquired representation contracts for $38.1 million in cash and our television business acquired a station for $21.0 million in cash.
Capital Expenditures
(In millions)

	Year Ended December 31, 2006 Capital Expenditures
		Americas	International	Corporate and
	Radio	Outdoor	Outdoor	Other	Total
Non-revenue producing	$99.7	$33.7	$46.3	$16.9	$196.6
Revenue producing	—	56.8	97.1	—	153.9

	$99.7	$90.5	$143.4	$16.9	$350.5

          We define non-revenue producing capital expenditures as those expenditures that are required on a recurring basis. Revenue producing capital expenditures are discretionary capital investments for new revenue streams, similar to an acquisition.
Treasury Stock Transactions
          Our Board of Directors approved two separate share repurchase programs during 2004, each for $1.0 billion. On February 1, 2005, our Board of Directors approved a third $1.0 billion share repurchase program. On August 9, 2005, our Board of Directors authorized an increase in and extension of the February 2005 program, which had $307.4 million remaining, by $692.6 million, for a total of $1.0 billion. On March 9, 2006, our Board of Directors authorized an additional share repurchase program, permitting us to repurchase $600.0 million of our common stock. On September 6, 2006, our Board of Directors authorized an additional share repurchase program, permitting us to repurchase an additional $1.0 billion of our common stock. This increase expires on September 6, 2007, although the program may be discontinued or suspended at anytime prior to its expiration. As of December 31, 2006, 130.9 million shares had been repurchased for an aggregate purchase price of $4.3 billion, including commissions and fees, under the share repurchase programs. We did not repurchase any shares during the fourth quarter of 2006. No additional shares have been repurchased subsequent to December 31, 2006 as the share repurchase program has been suspended, but may be recommenced at any time without notice subject to the terms of the Merger Agreement.
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
          The scheduled maturities of our credit facility, other long-term debt outstanding, future minimum rental commitments under non-cancelable lease agreements, minimum payments under other non-cancelable contracts, payments under employment/talent contracts, capital expenditure commitments, and other long-term obligations as of December 31, 2006 are as follows:

	Payment due by Period
(In thousands)		Less than	1 to 3		More than
Contractual Obligations	Total	1 year	Years	3 to 5 Years	5 Years
Long-term Debt
Credit Facility	$966,488	—	966,488	—	—
Other Long-term Debt	6,736,250	336,380	1,867,601	2,002,415	2,529,854
Interest payments on long-term debt	2,079,141	378,863	620,233	401,986	678,059

Non-Cancelable Operating Leases	2,228,976	318,652	559,015	402,436	948,873
Non-Cancelable Contracts	2,814,093	673,672	978,709	471,469	690,243
Employment/Talent Contracts	399,156	170,072	180,540	37,977	10,567
Capital Expenditures	181,469	95,032	65,242	13,465	7,730
Other long-term obligations(1)	290,601	—	47,148	113,094	130,359

Total(2)	$15,696,174	$1,972,671	$5,284,976	$3,442,842	$4,995,685

(1)	Other long-term obligations consist of $59.3 million related to asset retirement obligations recorded pursuant to Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which assumes the underlying assets will be removed at some period over the next 50 years. Also included is $103.0 million related to the maturity value of loans secured by forward exchange contracts that we accrete to maturity using the effective interest method and can be settled in cash or the underlying shares. These contracts had an accreted value of $81.8 million and the underlying shares had a fair value of $108.9 million recorded on our consolidated balance sheets at December 31, 2006. Also included in the table is $66.3 million related to deferred compensation and retirement plans.

(2)	Excluded from the table is $98.3 million related to the fair value of interest rate swap agreements, cross-currency swap agreements, and secured forward exchange contracts. Also excluded is $399.4 million related to various obligations with no specific contractual commitment or maturity.

Market Risk
Interest Rate Risk
          At December 31, 2006, approximately 31% of our long-term debt, including fixed-rate debt on which we have entered into interest rate swap agreements, bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the year’s average interest rate under these borrowings, it is estimated that our 2006 interest expense would have changed by $48.0 million and that our 2006 net income would have changed by $28.3 million. In the event of an adverse change in interest rates, management may take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this interest rate analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.
          At December 31, 2006, we had entered into interest rate swap agreements with a $1.3 billion aggregate notional amount that effectively float interest at rates based upon LIBOR. These agreements expire from February 2007 to March 2012. The fair value of these agreements at December 31, 2006 was a liability of $29.8 million.
          On February 1, 2007, our 3.125% Senior Notes and the related interest rate swap agreement matured.
Equity Price Risk
          The carrying value of our available-for-sale and trading equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at December 31, 2006 by $45.9 million and would change accumulated comprehensive income (loss) and net income by $18.2 million and $8.8 million, respectively. At December 31, 2006, we also held $16.5 million of investments that do not have a quoted market price, but are subject to fluctuations in their value.
          We maintain derivative instruments on certain of our available-for-sale and trading equity securities to limit our exposure to and benefit from price fluctuations on those securities.
Foreign Currency
          We have operations in countries throughout the world. Foreign operations are measured in their local currencies except in hyper-inflationary countries in which we operate. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. To mitigate a portion of the exposure of international currency fluctuations, we maintain a natural hedge through borrowings in currencies other than the U.S. dollar. In addition, we have U.S. dollar – Euro cross currency swaps which are also designated as a hedge of our net investment in Euro denominated assets. These hedge positions are reviewed monthly. Our foreign operations reported net income of $20.8 million for the year ended December 31, 2006. It is estimated that a 10% change in the value of the U.S. dollar to foreign currencies would change net income for the year ended December 31, 2006 by $2.1 million.
          Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of our investments in various countries, all of which are accounted for under the equity method. It is estimated that the result of a 10% fluctuation in the value of the dollar relative to these foreign currencies at December 31, 2006 would change our 2006 equity in earnings of nonconsolidated affiliates by $3.8 million and would change our net income for the same period by approximately $2.2 million.
          This analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.
Recent Accounting Pronouncements
          In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments (“Statement 155”). Statement 155 is an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“Statement 133”) and FASB Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“Statement 140”) and allows companies to elect to measure at fair value entire financial instruments containing embedded derivatives that would otherwise have to be accounted for separately. Statement 155 also requires companies to identify interest in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest- and principal-only strips are subject to Statement 133, and amends Statement 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivatives. Statement 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We adopted Statement 155 on January 1, 2007. The adoption did not materially impact our financial position or results of operations.
          In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 requires that entities recognize in their financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 31, 2006. We continue to evaluate the impact of FIN 48 but do not believe that it will have a material impact on our financial statements.
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
          In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“Statement 158”). Statement 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The portions of Statement 158 that apply to us are effective as of the end of the fiscal year ending after December 15, 2006. We adopted Statement 158 as of December 31, 2006 and adoption did not materially impact our financial position or results of operations.
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
          If our agings were to improve or deteriorate resulting in a 10% change in our allowance, it is estimated that our 2006 bad debt expense would have changed by $5.8 million and our 2006 net income would have changed by $3.4 million.
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
          Using the impairment review described, we found no impairment charge required for the year ended December 31, 2006. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results of operations.
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
          The income approach we use for valuing goodwill involves estimating future cash flows expected to be generated from the related assets, discounted to their present value using a risk-adjusted discount rate. Terminal values were also estimated and discounted to their present value. In accordance with Statement 142, we performed our annual impairment tests as of October 1, 2004, 2005 and 2006 on goodwill. No impairment charges resulted from these tests. We may incur additional impairment charges in future periods under Statement 142 to the extent we do not achieve our expected cash flow growth rates, and to the extent that market values and long-term interest rates in general decrease and increase, respectively.
Indefinite-lived Assets
          Indefinite-lived assets are reviewed annually for possible impairment using the direct method as prescribed in SEC Staff Announcement No. D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill. Under the direct method, it is assumed that rather than acquiring indefinite-lived intangible assets as a part of a going concern business, the buyer hypothetically obtains indefinite-lived intangible assets and builds a new operation with similar attributes from scratch. Thus, the buyer incurs start-up costs during the build-up phase which are normally associated with going concern value. Initial capital costs are deducted from the discounted cash flows model which results in value that is directly attributable to the indefinite-lived intangible assets.
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

     If actual results are not consistent with our assumptions and estimates, we may be exposed to impairment charges in the future. Our annual impairment test was performed as of October 1, 2006, which resulted in no impairment.
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
          Our self-insured liabilities contain uncertainties because management must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of December 31, 2006.
          If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material. A 10% change in our self-insurance liabilities at December 31, 2006, would have affected net earnings by approximately $3.2 million for the year ended December 31, 2006.
Inflation
          Inflation has affected our performance in terms of higher costs for wages, salaries and equipment. Although the exact impact of inflation is indeterminable, we believe we have offset these higher costs by increasing the effective advertising rates of most of our broadcasting stations and outdoor display faces.
Ratio of Earnings to Fixed Charges
          The ratio of earnings to fixed charges is as follows:

Year Ended December 31,
2006	2005	2004	2003	2002
2.35	2.31	2.86	3.64	2.58
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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
Required information is within Item 7

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
Chief Executive Officer

/s/Randall T. Mays
President and Chief Financial Officer

/s/Herbert W. Hill, Jr.
Senior Vice President/Chief Accounting Officer

Report of Independent Registered Public Accounting Firm
THE BOARD OF DIRECTORS AND SHAREHOLDERS
CLEAR CHANNEL COMMUNICATIONS, INC.
We have audited the accompanying consolidated balance sheets of Clear Channel Communications, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index as Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clear Channel Communications, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note A to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based compensation.
As discussed in Note C to the consolidated financial statements, in 2004 the Company changed its method of accounting for indefinite lived intangibles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report, dated February 26, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Antonio, Texas
February 26, 2007

CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)

	December 31,
	2006	2005
CURRENT ASSETS
Cash and cash equivalents	$114,004	$82,786
Accounts receivable, net of allowance of $57,799 in 2006 and $47,061 in 2005	1,695,348	1,505,650
Prepaid expenses	122,845	114,452
Other current assets	266,141	278,294
Income taxes receivable	7,392	417,112

Total Current Assets	2,205,730	2,398,294

PROPERTY, PLANT AND EQUIPMENT
Land, buildings and improvements	896,515	853,249
Structures	3,601,653	3,327,326
Towers, transmitters and studio equipment	872,400	866,060
Furniture and other equipment	557,096	596,560
Construction in progress	92,647	90,611

	6,020,311	5,733,806
Less accumulated depreciation	2,799,355	2,495,870

	3,220,956	3,237,936

Property, plant and equipment from discontinued operations, net	15,254	17,713

INTANGIBLE ASSETS
Definite-lived intangibles, net	522,817	480,790
Indefinite-lived intangibles — licenses	4,326,592	4,307,289
Indefinite-lived intangibles — permits	260,950	207,921
Goodwill	7,449,851	7,068,364

Intangible assets from discontinued operations, net	49,842	48,865

OTHER ASSETS
Notes receivable	7,587	8,745
Investments in, and advances to, nonconsolidated affiliates	314,647	300,223
Other assets	270,204	302,655
Other investments	245,749	324,581

Total Assets	$18,890,179	$18,703,376

See Notes to Consolidated Financial Statements

LIABILITIES AND SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	December 31,
	2006	2005
CURRENT LIABILITIES
Accounts payable	$156,921	$250,563
Accrued expenses	893,045	731,105
Accrued interest	112,049	97,515
Current portion of long-term debt	336,375	891,185
Deferred income	143,691	116,670
Other current liabilities	21,765	20,275

Total Current Liabilities	1,663,846	2,107,313

Long-term debt	7,326,700	6,155,363
Other long-term obligations	68,509	119,655
Deferred income taxes	740,818	533,631
Other long-term liabilities	698,574	670,590

Minority interest	349,391	290,362
Commitments and contingent liabilities (Note I)

SHAREHOLDERS’ EQUITY
Preferred Stock — Class A, par value $1.00 per share, authorized 2,000,000 shares, no shares issued and outstanding	—	—
Preferred Stock — Class B, par value $1.00 per share, authorized 8,000,000 shares, no shares issued and outstanding	—	—
Common Stock, par value $.10 per share, authorized 1,500,000,000 shares, issued 493,982,851 and 538,287,763 shares in 2006 and 2005, respectively	49,399	53,829
Additional paid-in capital	26,745,687	27,945,725
Retained deficit	(19,054,365)	(19,371,411)
Accumulated other comprehensive income	304,975	201,928
Cost of shares (114,449 in 2006 and 113,890 in 2005) held in treasury	(3,355)	(3,609)

Total Shareholders’ Equity	8,042,341	8,826,462

Total Liabilities and Shareholders’ Equity	$18,890,179	$18,703,376

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenue	$7,066,957	$6,578,805	$6,600,954
Operating expenses:
Direct operating expenses (includes share-based payments of $17,327, $212 and $930 in 2006, 2005 and 2004, respectively and excludes depreciation and amortization)	2,650,093	2,457,044	2,321,459
Selling, general and administrative expenses (includes share-based payments of $17,825 in 2006 and excludes depreciation and amortization)	1,968,869	1,902,837	1,894,550
Depreciation and amortization	633,823	628,010	627,924
Corporate expenses (includes share-based payments of $9,126, $5,869 and $2,666 in 2006, 2005 and 2004, respectively and excludes depreciation and amortization)	201,752	171,076	167,388
Merger expenses	7,633	—	—
Gain on disposition of assets — net	69,330	51,355	39,576

Operating income	1,674,117	1,471,193	1,629,209
Interest expense	483,974	443,245	367,503
Gain (loss) on marketable securities	2,306	(702)	46,271
Equity in earnings of nonconsolidated affiliates	37,478	38,338	22,285
Other income (expense) — net	(8,421)	11,267	(30,293)

Income before income taxes, minority interest, discontinued operations and cumulative effect of a change in accounting principle	1,221,506	1,076,851	1,299,969
Income tax benefit (expense):
Current	(298,962)	(43,616)	(367,599)
Deferred	(201,855)	(381,740)	(130,314)

Income tax benefit (expense)	(500,817)	(425,356)	(497,913)
Minority interest expense, net of tax	31,927	17,847	7,602

Income before discontinued operations and cumulative effect of a change in accounting principle	688,762	633,648	794,454
Income from discontinued operations, net	2,755	302,014	51,345

Income before cumulative effect of a change in accounting principle	691,517	935,662	845,799
Cumulative effect of a change in accounting principle, net of tax of $2,959,003	—	—	(4,883,968)

Net income (loss)	$691,517	$935,662	$(4,038,169)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	92,810	28,643	50,722
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	(60,516)	(48,492)	47,802
Unrealized holding gain (loss) on cash flow derivatives	76,132	56,634	(65,827)
Adjustment for (gain) included in net (loss)	—	—	(32,513)

Comprehensive income (loss)	$799,943	$972,447	$(4,037,985)

Net income (loss) per common share:
Income before discontinued operations and cumulative effect of a change in accounting principle — Basic	$1.37	$1.16	$1.33
Discontinued operations — Basic	.01	.55	.09
Cumulative effect of a change in accounting principle — Basic	—	—	(8.19)

Net income (loss) — Basic	$1.38	$1.71	$(6.77)

Income before discontinued operations and cumulative effect of a change in accounting principle — Diluted	$1.37	$1.16	$1.33
Discontinued operations — Diluted	.01	.55	.08
Cumulative effect of a change in accounting principle — Diluted	—	—	(8.16)

Net income (loss) — Diluted	$1.38	$1.71	$(6.75)

Dividends declared per share	$.75	$.69	$.45
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share data)

					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive		Treasury
	Issued	Stock	Capital	(Deficit)	Income (Loss)	Other	Stock	Total
Balances at December 31, 2003	616,321,231	$61,632	$30,950,820	$(15,630,387)	$194,406	$(1,293)	$(21,239)	$15,553,939
Net loss				(4,038,169)				(4,038,169)
Dividends declared				(265,221)				(265,221)
Common Stock issued for business acquisitions	933,521	93	31,405					31,498
Purchase of common shares							(1,841,482)	(1,841,482)
Treasury shares retired and cancelled	(51,553,602)	(5,155)	(1,838,115)				1,843,270	—
Exercise of stock options and other	1,871,586	187	36,711				6,747	43,645
Amortization and adjustment of deferred compensation			2,774			1,080	(170)	3,684
Currency translation adjustment					50,722			50,722
Unrealized gains (losses) on cash flow derivatives					(65,827)			(65,827)
Unrealized gains (losses) on investments					15,289			15,289

Balances at December 31, 2004	567,572,736	56,757	29,183,595	(19,933,777)	194,590	(213)	(12,874)	9,488,078
Net income				935,662				935,662
Dividends declared				(373,296)				(373,296)
Spin-off of Live Nation			(687,206)		(29,447)			(716,653)
Gain on sale of subsidiary common stock			479,699					479,699
Purchase of common shares							(1,070,204)	(1,070,204)
Treasury shares retired and cancelled	(32,800,471)	(3,280)	(1,067,175)				1,070,455	—
Exercise of stock options and other	3,515,498	352	31,012				8,558	39,922
Amortization and adjustment of deferred compensation			5,800			213	456	6,469
Currency translation adjustment					28,643			28,643
Unrealized gains (losses) on cash flow derivatives					56,634			56,634
Unrealized gains (losses) on investments					(48,492)			(48,492)

Balances at December 31, 2005	538,287,763	53,829	27,945,725	(19,371,411)	201,928	—	(3,609)	8,826,462
Net income				691,517				691,517
Dividends declared				(374,471)				(374,471)
Subsidiary common stock issued for a business acquisition			67,873					67,873
Purchase of common shares							(1,371,462)	(1,371,462)
Treasury shares retired and cancelled	(46,729,900)	(4,673)	(1,367,032)				1,371,705	—
Exercise of stock options and other	2,424,988	243	60,139				11	60,393
Amortization and adjustment of deferred compensation			38,982					38,982
Currency translation adjustment					87,431			87,431
Unrealized gains (losses) on cash flow derivatives					76,132			76,132
Unrealized gains (losses) on investments					(60,516)			(60,516)

Balances at December 31, 2006	493,982,851	$49,399	$26,745,687	$(19,054,365)	$304,975	$—	$(3,355)	$8,042,341

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$691,517	$935,662	$(4,038,169)
Less: Income from discontinued operations, net	2,755	302,014	51,345

Net income (loss) from continuing operations	688,762	633,648	(4,089,514)

Reconciling Items:

Cumulative effect of a change in accounting principle, net of tax	—	—	4,883,968
Depreciation	483,067	473,816	494,544
Amortization of intangibles	150,756	154,194	133,380
Deferred taxes	201,855	381,740	130,314
Provision for doubtful accounts	35,939	35,289	38,146
Amortization of deferred financing charges, bond premiums and accretion of note discounts, net	3,462	2,042	5,558
Share-based compensation	44,278	6,081	3,596
(Gain) loss on sale of operating and fixed assets	(69,330)	(47,883)	(29,276)
(Gain) loss on sale of available-for-sale securities	—	—	(48,429)
(Gain) loss on forward exchange contract	18,161	18,194	17,398
(Gain) loss on trading securities	(20,467)	(17,492)	(15,240)
Equity in earnings of nonconsolidated affiliates	(37,478)	(38,338)	(22,285)
Minority interest, net of tax	31,927	17,847	7,602
Increase (decrease) other, net	8,835	(10,816)	(12,765)

Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable	(202,347)	(25,319)	481
Decrease (increase) in prepaid expenses	(23,980)	15,389	(21,304)
Decrease (increase) in other current assets	2,474	43,049	29,019
Increase (decrease) in accounts payable, accrued expenses and other liabilities	83,363	(34,700)	22,545
Federal income tax refund	390,438	—	—
Increase (decrease) in accrued interest	14,567	3,411	1,611
Increase (decrease) in deferred income	11,656	(18,385)	(15,841)
Increase (decrease) in accrued income taxes	25,641	(191,506)	28,047

Net cash provided by operating activities	1,841,579	1,400,261	1,541,555
See Notes to Consolidated Financial Statements

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM INVESTING ACTIVITIES:
Liquidation of restricted cash	—	—	299
Decrease (increase) in notes receivable, net	1,418	946	(51)
Decrease (increase) in investments in, and advances to nonconsolidated affiliates — net	20,541	15,239	6,804
Proceeds from cross currency settlement of interest due	1,607	734	(566)
Purchase of other investments	(788)	(891)	(1,841)
Proceeds from sale of available-for-sale-securities	—	370	627,505
Purchases of property, plant and equipment	(350,493)	(325,725)	(283,160)
Proceeds from disposal of assets	100,329	102,001	30,710
Proceeds from divestitures placed in restricted cash	—	—	47,838
Acquisition of operating assets	(362,164)	(165,235)	(165,159)
Acquisition of operating assets with restricted cash	—	—	(47,564)
Decrease (increase) in other — net	(51,863)	(14,625)	(55,339)

Net cash provided by (used in) investing activities	(641,413)	(387,186)	159,476

CASH FLOWS FROM FINANCING ACTIVITIES:
Draws on credit facilities	3,383,667	1,934,000	5,087,334
Payments on credit facilities	(2,700,004)	(1,986,045)	(5,457,033)
Proceeds from long-term debt	783,997	—	1,244,018
Payments on long-term debt	(866,352)	(236,703)	(609,455)
Payment to terminate forward exchange contract	(83,132)	—	—
Proceeds from exercise of stock options, stock purchase plan and common stock warrants	57,452	40,239	31,535
Dividends paid	(382,776)	(343,321)	(255,912)
Proceeds from initial public offering	—	600,642	—
Payments for purchase of common shares	(1,371,462)	(1,070,204)	(1,841,482)

Net cash used in financing activities	(1,178,610)	(1,061,392)	(1,800,995)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by (used in) operating activities	5,804	20,522	211,039
Net cash provided by (used in) investing activities	3,858	(160,758)	(84,112)
Net cash provided by (used in) financing activities	—	240,000	(2,598)

Net cash provided by discontinued operations	9,662	99,764	124,329

Net increase (decrease) in cash and cash equivalents	31,218	51,447	24,365

Cash and cash equivalents at beginning of year	82,786	31,339	6,974

Cash and cash equivalents at end of year	$114,004	$82,786	$31,339

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for:
Interest	$461,398	$430,382	$368,578
Income taxes	—	193,723	263,525
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — SUMMARY OF
SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Clear Channel Communications, Inc., (the “Company”) incorporated in Texas in 1974, is a diversified media company with three principal business segments: radio broadcasting, Americas outdoor advertising and international outdoor advertising. The Company’s radio broadcasting segment owns, programs and sells airtime generating revenue from the sale of national and local advertising. The Company’s Americas and international outdoor advertising segments own or operate advertising display faces domestically and internationally.
The Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of November 16, 2006, among the Company, BT Triple Crown Merger Co., Inc., a Delaware corporation (“Merger Sub”), B Triple Crown Finco, LLC, a Delaware limited liability company and T Triple Crown Finco, LLC, a Delaware limited liability company (together with B Triple Crown Finco, LLC, the “Fincos”), which provides for the Company’s recapitalization by the merger of Merger Sub with and into the Company. The Fincos were formed by private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. solely for the purpose of entering into the Merger and consummating the transactions contemplated by the Merger. Pursuant to the Merger each share of the Company’s common stock, other than those shares (i) held in Company treasury stock or owned by Merger Sub immediately prior to the effective time of the merger, (ii) held by shareholders who properly exercise their appraisal rights under Texas law, if any, and (iii) shares held by certain employees of the Company who have agreed with the Fincos to convert equity securities of the Company held by them into equity securities of the surviving corporation will be converted into the right to receive $37.60 in cash, without interest, and less any applicable withholding tax. The transaction is subject to shareholder approval, antitrust clearances, FCC approval and other customary closing conditions. The Company filed its definitive proxy statement with the Securities and Exchange Commission (“SEC”) on January 29, 2007 and the shareholder meeting will be held March 21, 2007.
Under the Merger, the Company has agreed among other things that, subject to certain exceptions, until completion of the merger, the Company will not take any of the following actions unless the private equity funds give their prior written consent:
•	Issue, sell, pledge, dispose, encumber or grant any equity securities or convertible securities of the Company, except in limited circumstances with respect to certain shares and stock options pursuant to employee benefit plans;

•	Acquire any business organization or any division thereof or any material amount of assets with a purchase price in excess of $150.0 million in the aggregate;

•	Adjust, recapitalize, reclassify, combine, split, subdivide, redeem, purchase or otherwise acquire any equity securities or convertible securities of the Company;

•	Create, incur, guarantee or assume any indebtedness except for indebtedness: (i) incurred under the Company’s existing $1.75 billion credit facility, (ii) for borrowed money incurred pursuant to agreements in effect prior to the execution of the Merger, (iii) as otherwise required in the ordinary course of the Company’s business consistent with past practice, or (iv) in an aggregate principal amount not to exceed $250.0 million;

•	Sell, lease, license, transfer, exchange or swap, mortgage or otherwise encumber, or subject to any lien or otherwise dispose of any asset or any portion of the Company’s properties or assets with a sale price in excess of $50.0 million except for the announced plan to sell 448 of the Company’s radio stations and all of its television stations;

•	Make any capital expenditure in excess of $50.0 million individually, or $100 million in the aggregate, except for any capital expenditures in aggregate amounts consistent with past practice or as required pursuant to new contracts entered into in the ordinary course of business.

On November 16, 2006, the Company announced plans to sell 448 of its radio stations, all located outside the top 100 U.S. media markets, as well as all of its television stations. The sale of these assets is not contingent on the closing of the Merger. Definitive asset purchase agreements were signed for the sale of 39 radio stations as of December 31, 2006. These stations, along with 5 stations which were sold in the fourth quarter of 2006, were classified as assets held for sale in our consolidated balance sheet and as discontinued operations in our consolidated statements of operations in accordance with Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”). As a result, the historical footnote disclosures have been revised to exclude amounts related to these stations.
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
Land Leases and Other Structure Licenses
Most of the Company’s outdoor advertising structures are located on leased land. Americas outdoor land rents are typically paid in advance for periods ranging from one to twelve months. International outdoor land rents are paid both in advance and in arrears, for periods ranging from one to twelve months. Most international street furniture display faces are operated through contracts with the municipalities for up to 20 years. The street furniture contracts often include a percent of revenue to be paid along with a base rent payment. Prepaid land leases are recorded as an asset and expensed ratably over the related rental term and license and rent payments in arrears are recorded as an accrued liability.
Purchase Accounting
The Company accounts for its business acquisitions under the purchase method of accounting. The total cost of acquisitions is allocated to the underlying identifiable net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. In addition, reserves have been established on the Company’s balance sheet related to acquired liabilities and qualifying restructuring costs and contingencies based on assumptions made at the time of acquisition. The Company evaluates these reserves on a regular basis to determine the adequacies of the amounts. Various acquisition agreements may include contingent purchase consideration based on performance requirements of the investee. The Company accrues these payments under the guidance in Emerging Issues Task Force issue 95-8: Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, after the contingencies have been resolved.

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
Intangible Assets
The Company classifies intangible assets as definite-lived, indefinite-lived or goodwill. Definite-lived intangibles include primarily transit and street furniture contracts, talent, and representation contracts, all of which are amortized over the respective lives of the agreements, typically four to fifteen years. The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived assets. These assets are stated at cost. Indefinite-lived intangibles include broadcast FCC licenses and billboard permits. The excess cost over fair value of net assets acquired is classified as goodwill. The indefinite-lived intangibles and goodwill are not subject to amortization, but are tested for impairment at least annually.
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
The Company performs its annual impairment test for its FCC licenses and permits using a direct valuation technique as prescribed by the Emerging Issues Task Force (“EITF”) Topic D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill (“D-108”), which the Company adopted in the fourth quarter of 2004. Certain assumptions are used under the Company’s direct valuation technique, including market penetration leading to revenue potential, profit margin, duration and profile of the build-up period, estimated start-up cost and losses incurred during the build-up period, the risk adjusted discount rate and terminal values. The Company utilizes Duff and Phelps, L.L.C., a third party valuation firm, to assist the Company in the develpment of these assumptions and the Company’s determination of the fair value of its FCC licenses and permits. Impairment charges, other than the charge taken under the transitional rules of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”) and D-108, are recorded in amortization expense in the statement of operations.
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
Nonconsolidated Affiliates
In general, investments in which the Company owns 20 percent to 50 percent of the common stock or otherwise exercises significant influence over the investee are accounted for under the equity method. The Company does not recognize gains or losses upon the issuance of securities by any of its equity method investees. The Company reviews the value of equity method investments and records impairment charges in the statement of operations for any decline in value that is determined to be other-than-temporary.
Financial Instruments
Due to their short maturity, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities, and short-term borrowings approximated their fair values at December 31, 2006 and 2005.
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
Revenue Recognition
Radio broadcasting revenue is recognized as advertisements or programs are broadcast and is generally billed monthly. Outdoor advertising contracts typically cover periods of up to three years and are generally billed monthly. Revenue for outdoor advertising space rental is recognized ratably over the term of the contract. Advertising revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for the Company’s broadcasting and outdoor operations. Payments received in advance of being earned are recorded as deferred income.
Barter transactions represent the exchange of airtime or display space for merchandise or services. These transactions are generally recorded at the fair market value of the airtime or display space or the fair value of the merchandise or services received. Revenue is recognized on barter and trade transactions when the advertisements are broadcasted or displayed. Expenses are recorded ratably over a period that estimates when the merchandise or service received is utilized or the event occurs. Barter and trade revenues from continuing operations for the years ended December 31, 2006, 2005 and 2004, were approximately $104.0 million, $102.0 million and $124.7 million, respectively, and are included in total revenues. Barter and trade expenses from continuing operations for the years ended December 31, 2006, 2005 and 2004, were approximately $101.6 million, $95.9 million and $132.5 million, respectively, and are included in selling, general and administrative expenses.

Share-Based Payments
The Company adopted Financial Accounting Standard No. 123 (R), Share-Based Payment (“Statement 123(R)”), on January 1, 2006 using the modified-prospective-transition method. Under the fair value recognition provisions of this statement, stock based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. Determining the fair value of share-based awards at the grant date requires assumptions and judgments about expected volatility and forfeiture rates, among other factors. If actual results differ significantly from these estimates, the Company’s results of operations could be materially impacted.
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
Advertising Expense
The Company records advertising expense as it is incurred. Advertising expenses from continuing operations of $140.2 million, $168.6 million and $174.9 million were recorded during the years ended December 31, 2006, 2005 and 2004, respectively as a component of selling, general and administrative expenses.
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

133, Accounting for Derivative Instruments and Hedging Activities (“Statement 133”) and FASB Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“Statement 140”) and allows companies to elect to measure at fair value entire financial instruments containing embedded derivatives that would otherwise have to be accounted for separately. Statement 155 also requires companies to identify interest in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest- and principal-only strips are subject to Statement 133, and amends Statement 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivatives. Statement 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company will adopt Statement 155 on January 1, 2007 and does not anticipate adoption to materially impact its financial position or results of operations.
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 requires that entities recognize in their financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 31, 2006. The Company continues to evaluate the impact of FIN 48 but does not believe that it will have a material impact on the Company’s financial statements.
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
In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“Statement 158”). Statement 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The portions of Statement 158 that apply to the Company are effective as of the end of the fiscal year ending after December 15, 2006. The Company adopted Statement 158 as of December 31, 2006 and adoption did not materially impact its financial position or results of operations.
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

Spin-off of Live Nation
On December 2, 2005, the Company’s Board of Directors approved the spin-off of Live Nation, made up of the Company’s former live entertainment segment and sports representation business. The spin-off closed December 21, 2005 by way of a pro rata dividend to the Company’s shareholders, which reduced shareholders’ equity by $716.7 million. The spin-off consisted of a dividend of .125 share of Live Nation common stock for each share of the Company’s common stock held on December 21, 2005, the date of the distribution. Additionally, Live Nation repaid approximately $220.0 million of intercompany notes owed to the Company by Live Nation. The Company does not own any shares of Live Nation common stock after the spin-off. Operating results of Live Nation are reported in discontinued operations through December 21, 2005. The spin-off resulted in a $2.4 billion capital loss for tax purposes, $890.7 million of which was utilized in 2005 or carried back to offset capital gains incurred in prior years and the remaining $1.5 billion was recorded as a deferred tax asset with an equivalent offsetting valuation allowance at December 31, 2005. The $890.7 million capital loss resulted in a current income tax benefit of $314.1 million in 2005, which is included in income from discontinued operations, net.
The Company’s consolidated statements of operations have been restated to reflect Live Nation’s results of operations in discontinued operations for the years ended December 31, 2005 and 2004. The following table displays financial information for Live Nation’s discontinued operations for the years ended December 31, 2005 and 2004:
(In thousands)

	2005(1)	2004
Revenue (including sales to other Company segments of $0.7 million, $0.8 million for the years ended December 31, 2005 and 2004, respectively.)	$2,858,481	$2,804,347
Income before income taxes and cumulative effect of a change in accounting principle	$(16,215)	$68,037

(1)	Includes the results of operations for Live Nation through December 21, 2005.
Included in income from discontinued operations, net is an income tax benefit of $316.7 million, primarily related to the portion of the capital loss discussed above, which was realized in 2005, and income tax expense of $19.0 million for the year ended December 31, 2004.
Transactions with Live Nation
The Company agreed to provide transitional services to Live Nation after the spin-off. The services terminated at various times, generally ranging from two months to one year after the completion of the spin-off. The Company provided certain transitional administrative and support services such as treasury, payroll and other financial related services; human resources and employee benefits; legal and related services; information systems, network and related services; investment services; corporate services and tax services. The charges for the transition services were intended to allow the Company to fully recover the allocated direct costs of providing the services, plus all out-of-pocket expenses, generally without profit. The allocation of costs was based on various measures depending on the service provided, including relative revenue, employee headcount or number of users of a service. The Company received $4.8 million for these services during 2006.
The Company sells advertising and other services to Live Nation. For the year ended December 31, 2006 the Company recorded $4.3 million of revenue for these advertisements. It is the Company’s opinion that these transactions were recorded at fair value.
Discontinued Operations and Assets Held for Sale
On November 16, 2006, the Company announced plans to sell certain radio markets, comprising 448 of its radio stations. These markets are located outside the top 100 U.S. media markets. As of December 31, 2006, the Company had sold 5 radio stations and signed definitive asset purchase agreements to sell 39 radio stations for an aggregate of approximately $80.8 million in cash in these markets. The closing of the transactions under definitive asset purchase agreements will be subject to antitrust clearances, FCC approval and other customary closing conditions. The Company determined that each of these markets represents a disposal group. Consistent with the provisions of Statement 144, the Company classified these markets’ assets and liabilities that are subject to transfer under the definitive asset purchase agreements as “held for sale” at December 31, 2006 and 2005. Accordingly, depreciation and amortization associated with these assets was discontinued. Additionally, the Company determined that these markets comprise operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. Therefore, the results of operations for these markets were presented as discontinued operations, net of tax, for all periods presented. As of December 31, 2006, the Company determined that the estimated fair value less costs to sell attributable to these markets was in excess of the carrying value of their related net assets held for sale.
Summarized operating results from these markets are as follows:
(In thousands)

	2006	2005	2004
Revenue	$32,455	$31,613	$33,936
Income before income taxes and cumulative effect of a change in accounting principle	$4,669	$2,477	$3,789
Included in income from discontinued operations, net is income tax expense of $1.9 million, $1.0 million and $1.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.
NOTE C — INTANGIBLE ASSETS AND GOODWILL
Definite-lived Intangibles
The Company has definite-lived intangible assets which consist primarily of transit and street furniture contracts and other contractual rights in the outdoor segments, talent and program right contracts in the radio segment, and in the Company’s other segment, representation contracts for non-affiliated radio and television stations, all of which are amortized over the respective lives of the agreements. Other definite-lived intangible assets are amortized over the shorter of either the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at December 31, 2006 and 2005:
(In thousands)

	2006		2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Transit, street furniture, and other outdoor contractual rights	$821,364	$530,063	$651,455	$408,018
Talent contracts	125,270	115,537	202,161	175,553
Representation contracts	349,493	175,658	313,004	133,987
Other	124,881	76,933	135,782	104,054

Total	$1,421,008	$898,191	$1,302,402	$821,612

Total amortization expense from continuing operations related to definite-lived intangible assets for the years ended December 31, 2006, 2005 and 2004 was $150.8 million, $154.2 million and $133.4 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets that exist at December 31, 2006:
(In thousands)

2007	$96,877
2008	79,059
2009	66,727
2010	50,303
2011	42,420
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
The Company’s adoption of the direct method resulted in an aggregate fair value of its indefinite-lived intangible assets that was less than the carrying value determined under its prior method. As a result of the adoption of D-108, the Company recorded a non-cash charge of $4.9 billion, net of deferred taxes of $3.0 billion as a cumulative effect of a change in accounting principle during the fourth quarter of 2004. The non-cash charge of $4.9 billion, net of tax is comprised of a non-cash charge of $4.7 billion and $.2 billion within our broadcasting FCC licenses and our outdoor permits, respectively.
Goodwill
The Company tests goodwill for impairment using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the years ended December 31, 2005 and 2006:

(In thousands)

		Americas	International
	Radio	Outdoor	Outdoor	Other	Total
Balance as of December 31, 2004	$6,325,598	$398,065	$389,629	$29,139	$7,142,431
Acquisitions	7,497	1,896	4,407	2,957	16,757
Foreign currency	—	—	(50,232)	—	(50,232)
Adjustments	(55,285)	6,003	(193)	8,883	(40,592)

Balance as of December 31, 2005	6,277,810	405,964	343,611	40,979	7,068,364
Acquisitions	42,761	249,527	42,222	8,084	342,594
Dispositions	(10,532)	(1,913)	—	—	(12,445)
Foreign currency	—	14,085	40,109	—	54,194
Adjustments	(2,872)	323	(312)	5	(2,856)

Balance as of December 31, 2006	$6,307,167	$667,986	$425,630	$49,068	$7,449,851

Included in the Americas’ acquisitions amount above is $148.6 million related to the acquisition of Interspace, all of which is expected to be deductible for tax purposes.
NOTE D — BUSINESS ACQUISITIONS
2006 Acquisitions
CCO completed the acquisition of Interspace on July 1, 2006, by issuing 4.2 million shares of CCO’s Class A common stock and the payment of approximately $81.3 million. The acquisition was valued at approximately $170.4 million based on CCO’s common shares issued at the closing share price on the date of acquisition and the cash consideration paid. The terms of the acquisition provide for additional consideration based on Interspace’s financial performance. As a result, the Company has accrued $20.9 million of additional purchase consideration as of December 31, 2006. Interspace’s 2005 revenues and operating expenses (excluding depreciation and amortization) were approximately $45.8 million and $32.5 million, respectively.
The Company acquired radio stations for $16.4 million and a music scheduling company for $44.3 million in cash plus $10.0 million of deferred purchase consideration during the year ended December 31, 2006. The Company also acquired Americas and international outdoor display faces and additional equity interests in international outdoor companies for $242.4 million in cash, which includes cash paid for Interspace. The Company exchanged assets in one of its Americas outdoor markets for assets located in a different market and recognized a gain of $13.2 million in “Gain on disposition of assets — net”. In addition, the Company’s national representation firm acquired representation contracts for $38.1 million in cash and its television business acquired a station for $21.0 million in cash.
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
Acquisition Summary
The following is a summary of the assets and liabilities acquired and the consideration given for all acquisitions made during 2006 and 2005:
(In thousands)

	2006	2005
Property, plant and equipment	$51,275	$157,082
Accounts receivable	18,785	30,301
Definite lived intangibles	177,554	70,182
Indefinite-lived intangible assets	43,612	9,402
Goodwill	260,922	16,365
Investments	2,409	805
Other assets	19,528	49,651

	574,085	333,788

Other liabilities	(79,320)	(63,594)
Minority interests	(15,293)	(101,133)
Deferred tax	(21,361)	(3,826)
Subsidiary common stock issued, net of minority interests	(67,873)	—

	(183,847)	(168,553)

Less: fair value of net assets exchanged in swap	(28,074)	—

Cash paid for acquisitions	$362,164	$165,235

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
Restructuring
The Company has restructuring liabilities related to its 2000 acquisition of AMFM Inc. (“AMFM”), and the 2002 acquisition of The Ackerley Group, Inc. (“Ackerley”). The balance at December 31, 2006 of $4.9 million was comprised of $0.4 million of severance costs and $4.5 million of lease termination costs. During the year ended December 31, 2006, $0.4 million was paid and charged to severance.

In addition to the AMFM and Ackerley restructurings, the Company restructured its outdoor operations in France in the third quarter of 2005. As a result, the Company recorded $26.6 million in restructuring costs as a component of selling, general and administrative expenses. Of the $26.6 million, $22.5 million was related to severance costs and $4.1 million was related to other costs. During 2006, $11.8 million of related costs were paid and charged to the restructuring accrual. As of December 31, 2006, the accrual balance was $11.0 million.
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
Summarized Financial Information
The following table summarizes the Company’s investments in these nonconsolidated affiliates:
(In thousands)

			All
	ARN	ACIR	Others	Total
At December 31, 2005	$138,256	$62,675	$99,292	$300,223
Acquisition (disposition) of investments	—	—	2,408	2,408
Other, net	(14,878)	—	(5,477)	(20,355)
Equity in net earnings (loss)	24,520	5,865	7,093	37,478
Foreign currency transaction adjustment	(1,170)	—	—	(1,170)
Foreign currency translation adjustment	(1,082)	(280)	(2,575)	(3,937)

At December 31, 2006	$145,646	$68,260	$100,741	$314,647

The investments in the table above are not consolidated, but are accounted for under the equity method of accounting, whereby the Company records its investments in these entities in the balance sheet as “Investments in, and advances to, nonconsolidated affiliates.” The Company’s interests in their operations are recorded in the statement of operations as “Equity in earnings of nonconsolidated affiliates”. There was interest income derived from transactions with nonconsolidated affiliates of $3.4 million in 2004 recorded in the statement of operations as “Equity in earnings of nonconsolidated affiliates.” Accumulated undistributed earnings included in retained deficit for these investments were $112.6 million, $90.1 million and $67.4 million for December 31, 2006, 2005 and 2004, respectively.

Other Investments
Other investments of $245.7 million and $324.6 million at December 31, 2006 and 2005, respectively, include marketable equity securities and other investments classified as follows:
(In thousands)

	Fair	Unrealized
Investments	Value	Gains	(Losses)	Net	Cost
2006
Available-for sale	$154,297	$118,563	$—	$118,563	$35,734
Trading	74,953	67,695	—	67,695	7,258
Other cost investments	16,499	—	—	—	16,499

Total	$245,749	$186,258	$—	$186,258	$59,491

(In thousands)

	Fair	Unrealized
Investments	Value	Gains	(Losses)	Net	Cost
2005
Available-for sale	$251,904	$216,170	$—	$216,170	$35,734
Trading	54,486	47,228	—	47,228	7,258
Other cost investments	18,191	—	—	—	18,191

Total	$324,581	$263,398	$—	$263,398	$61,183

A certain amount of the Company’s trading securities secure its obligations under forward exchange contracts discussed in Note H.
Accumulated net unrealized gain (loss) on available-for-sale securities, net of tax, of $76.1 million and $136.6 million were recorded in shareholders’ equity in “Accumulated other comprehensive income” at December 31, 2006 and 2005, respectively. The net unrealized gain (loss) on trading securities of $20.5 million and $17.5 million for the years ended December 31, 2006 and 2005, respectively, is recorded on the statement of operations in “Gain (loss) on marketable securities”. Other cost investments include various investments in companies for which there is no readily determinable market value.
During 2004, the Company sold its remaining investment in Univision Corporation for $599.4 million in net proceeds. As a result, it recorded a gain of $47.0 million in “Gain (loss) on marketable securities”.
NOTE F — ASSET RETIREMENT OBLIGATION
The Company has an asset retirement obligation of $59.3 million as of December 31, 2006 which is reported in “Other long-term liabilities”. The liability relates to the Company’s obligation to dismantle and remove its outdoor advertising displays from leased land and to reclaim the site to its original condition upon the termination or non-renewal of a lease. The liability is capitalized as part of the related long-lived assets’ carrying value. Due to the high rate of lease renewals over a long period of time, the calculation assumes that all related assets will be removed at some period over the next 50 years. An estimate of third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site. The interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk adjusted credit rate for the same period.
The following table presents the activity related to the Company’s asset retirement obligation:
(In thousands)

	2006	2005
Balance at January 1	$49,807	$49,216
Adjustment due to change in estimate of related costs	7,581	(1,344)
Accretion of liability	3,539	3,616
Liabilities settled	(1,647)	(1,681)

Balance at December 31	$59,280	$49,807

NOTE G — LONG-TERM DEBT
Long-term debt at December 31, 2006 and 2005 consisted of the following:
(In thousands)

	December 31,
	2006	2005
Bank credit facilities	$966,488	$292,410
Senior Notes:
6.25% Senior Notes Due 2011	750,000	—
6.0% Senior Notes Due 2006	—	750,000
3.125% Senior Notes Due 2007	250,000	250,000
4.625% Senior Notes Due 2008	500,000	500,000
6.625% Senior Notes Due 2008	125,000	125,000
4.25% Senior Notes Due 2009	500,000	500,000
7.65% Senior Notes Due 2010	750,000	750,000
4.5% Senior Notes Due 2010	250,000	250,000
4.4% Senior Notes Due 2011	250,000	250,000
5.0% Senior Notes Due 2012	300,000	300,000
5.75% Senior Notes Due 2013	500,000	500,000
5.5% Senior Notes Due 2014	750,000	750,000
4.9% Senior Notes Due 2015	250,000	250,000
5.5% Senior Notes Due 2016	250,000	250,000
6.875% Senior Debentures Due 2018	175,000	175,000
7.25% Debentures Due 2027	300,000	300,000
Original issue (discount) premium	(16,890)	(15,767)
Fair value adjustments related to interest rate swaps	(29,834)	(29,049)
Subsidiary level notes	678,372	681,843
Other long-term debt	164,939	217,111

	7,663,075	7,046,548
Less: current portion	336,375	891,185

Total long-term debt	$7,326,700	$6,155,363

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
At December 31, 2006, the outstanding balance on the $1.75 billion credit facility was $966.5 million and, taking into account letters of credit of $75.3 million, $708.2 million was available for future borrowings, with the entire balance to be repaid on July 12, 2009. At December 31, 2006, interest rates on this bank credit facility varied from 5.7% to 5.8%.
Senior Notes
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
All fees and initial offering discounts are being amortized as interest expense over the life of the respective notes. The aggregate face value and market value of the senior notes was approximately $5.9 billion and $5.5 billion, respectively, at December 31, 2006. The aggregate face value and market value of the senior notes was approximately $5.9 billion and $5.8 billion, respectively, at December 31, 2005.
Interest Rate Swaps: The Company entered into interest rate swap agreements on the 3.125% senior notes due 2007, the 4.25% senior notes due 2009, the 4.4% senior notes due 2011 and the 5.0% senior notes due 2012 whereby the Company pays interest at a floating rate and receives the fixed rate coupon. The fair value of the Company’s swaps was a liability of $29.8 million and $29.0 million at December 31, 2006 and 2005, respectively.
Subsidiary Level Notes
AMFM Operating Inc., a wholly-owned subsidiary of the Company, has outstanding long-term bonds, of which are all 8% senior notes due 2008. The senior notes include a purchase accounting premium of $7.1 million and $10.5 million at December 31, 2006 and 2005, respectively. The fair value of the senior notes was $701.0 million and $715.2 million at December 31, 2006 and 2005, respectively.
Other Borrowings
Other debt includes various borrowings and capital leases utilized for general operating purposes. Included in the $164.9 million balance at December 31, 2006, is $86.4 million that matures in less than one year.
Debt Covenants
The significant covenants on the Company’s $1.75 billion five-year, multi-currency revolving credit facility relate to leverage and interest coverage contained and defined in the credit agreement. The leverage ratio covenant requires the Company to maintain a ratio of consolidated funded indebtedness to operating cash flow (as defined by the credit agreement) of less than 5.25x. The interest coverage covenant requires the Company to maintain a minimum ratio of operating cash flow (as defined by the credit agreement) to interest expense of 2.50x. In the event that the Company does not meet these covenants, it is considered to be in default on the credit facility at which time the credit facility may become immediately due. At December 31, 2006, the Company’s leverage and interest coverage ratios were 3.4x and 4.7x, respectively. This credit facility contains a cross default provision that would be triggered if we were to default on any other indebtedness greater than $200.0 million.
The Company’s other indebtedness does not contain provisions that would make it a default if the Company were to default on our credit facility.
The fees the Company pays on its $1.75 billion, five-year multi-currency revolving credit facility depend on its long-term debt ratings. Based on its current ratings level of BBB-/Baa3, its fees on borrowings are a 45.0 basis point spread to LIBOR and are 17.5 basis points on the total $1.75 billion facility. In the event its ratings improve, the fee on borrowings and facility fee decline gradually to 20.0 basis points and 9.0 basis points, respectively, at ratings of A/A3 or better. In the event that its ratings decline, the fee on borrowings and facility fee increase gradually to 120.0 basis points and 30.0 basis points, respectively, at ratings of BB/Ba2 or lower.
The Company believes there are no other agreements that contain provisions that trigger an event of default upon a change in long-term debt ratings that would have a material impact to its financial statements.
Additionally, the Company’s 8% senior notes due 2008, which were originally issued by AMFM Operating Inc., a wholly-owned subsidiary of the Company, contain certain restrictive covenants that limit the ability of AMFM

Operating Inc. to incur additional indebtedness, enter into certain transactions with affiliates, pay dividends, consolidate, or effect certain asset sales.
At December 31, 2006, the Company was in compliance with all debt covenants.
Future maturities of long-term debt at December 31, 2006 are as follows:
(In thousands)

2007	$336,375
2008	1,327,131
2009	1,506,958
2010	1,000,165
2011	1,002,250
Thereafter	2,529,854

Total	$7,702,733

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
Interest Rate Swaps
The Company has $1.3 billion of interest rate swaps that are designated as fair value hedges of the underlying fixed-rate debt obligations. The terms of the underlying debt and the interest rate swap agreements coincide; therefore the hedge qualifies for the short-cut method defined in Statement 133. Accordingly, no net gains or losses were recorded on the statement of operations related to the Company’s underlying debt and interest rate swap agreements. On December 31, 2006, the fair value of the interest rate swap agreements was recorded on the balance sheet as “Other long-term liabilities” with the offset recorded in “Long-term debt” of approximately $29.8 million. On December 31, 2005, the fair value of the interest rate swap agreements was recorded on the balance sheet as “Other long-term liabilities” with the offset recorded in “Long-term debt” of approximately $29.0 million. Accordingly, an adjustment was made to the swaps and carrying value of the underlying debt on December 31, 2006 and 2005 to reflect the increase in fair value.
Secured Forward Exchange Contracts
On June 5, 2003, Clear Channel Investments, Inc. (“CCI, Inc.”), a wholly owned subsidiary of the Company, entered into a five-year secured forward exchange contract (the “contract”) with respect to 8.3 million shares of its investment in XM Satellite Radio Holdings, Inc. (“XMSR”). Under the terms of the contract, the counterparty paid $83.5 million at inception of the contract, which the Company classified in “Other long-term liabilities”. The contract had a maturity value of $98.8 million, with an effective interest rate of 3.4%, which the Company accreted over the life of the contract using the effective interest method. The Company accounted for the collar under the requirements of Statement 133 Implementation Issue G20, Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge. CCI, Inc. terminated the contract on August 2, 2006 by paying the counterparty approximately $83.1 million. The accreted value of the debt was $92.9 million and the fair value of the collar was an asset of $6.0 million resulting in a net gain of approximately $3.8 million recorded in “Gain (loss) on marketable securities” on the Company’s consolidated statement of operations.
In 2001, CCI, Inc. entered into two ten-year secured forward exchange contracts that monetized 2.9 million shares of its investment in American Tower Corporation (“AMT”). The AMT contracts had a value of $10.3 million recorded in “Other long term liabilities” and $11.7 million recorded in “Other assets” at December 31, 2006 and December 31, 2005, respectively. These contracts are not designated as a hedge of the Company’s cash flow exposure of the forecasted sale of the AMT shares. During the years ended December 31, 2006, 2005 and 2004, the

Company recognized losses of $22.0 million and $18.2 million and $17.4 million, respectively, in “Gain (loss) on marketable securities” related to the change in the fair value of these contracts. To offset the change in the fair value of these contracts, the Company has recorded AMT shares as trading securities. During the years ended December 31, 2006, 2005 and 2004, the Company recognized income of $20.5 million, $17.5 million and $15.2 million, respectively, in “Gain (loss) on marketable securities” related to the change in the fair value of the shares.
Foreign Currency Rate Management
As a result of the Company’s foreign operations, the Company is exposed to foreign currency exchange risks related to its investment in net assets in foreign countries. To manage this risk, the Company holds two United States dollar — Euro cross currency swaps with an aggregate Euro notional amount of €706.0 million and a corresponding aggregate U.S. dollar notional amount of $877.7 million. These cross currency swaps had a value of $68.5 million at December 31, 2006, which was recorded in “Other long-term obligations”.
The cross currency swaps require the Company to make fixed cash payments on the Euro notional amount while it receives fixed cash payments on the equivalent U.S. dollar notional amount, all on a semiannual basis. The Company has designated the cross currency swaps as a hedge of its net investment in Euro denominated assets. The Company selected the forward method under the guidance of the Derivatives Implementation Group Statement 133 Implementation Issue H8, Foreign Currency Hedges: Measuring the Amount of Ineffectiveness in a Net Investment Hedge. The forward method requires all changes in the fair value of the cross currency swaps and the semiannual cash payments to be reported as a cumulative translation adjustment in other comprehensive income (loss) in the same manner as the underlying hedged net assets. As of December 31, 2006, a $35.7 million loss, net of tax, was recorded as a cumulative translation adjustment to “Other comprehensive income (loss)” related to the cross currency swaps.
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
The Company has minimum franchise payments associated with non-cancelable contracts that enable it to display advertising on such media as buses, taxis, trains, bus shelters and terminals, as well as other similar type surfaces. The majority of these contracts contain rent provisions that are calculated as either the greater of a percentage of the relevant advertising revenue or a specified guaranteed minimum annual payment. The Company has various contracts in its radio broadcasting operations related to program rights and music license fees. In addition, the Company has commitments relating to required purchases of property, plant, and equipment under certain street furniture contracts, as well as construction commitments for facilities.

As of December 31, 2006, the Company’s future minimum rental commitments under non-cancelable operating lease agreements with terms in excess of one year, minimum payments under non-cancelable contracts in excess of one year, and capital expenditure commitments consist of the following:
(In thousands)

	Non-Cancelable	Non-Cancelable	Capital
	Operating Leases	Contracts	Expenditures
2007	$318,652	$673,672	$95,032
2008	296,239	544,580	49,990
2009	262,776	434,129	15,252
2010	220,667	260,566	8,853
2011	181,769	210,903	4,612
Thereafter	948,873	690,243	7,730

Total	$2,228,976	$2,814,093	$181,469

Rent expense charged to continuing operations for 2006, 2005 and 2004 was $1.1 billion, $985.6 million and $924.7 million, respectively.
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
Various acquisition agreements include deferred consideration payments based on performance requirements by the seller typically involving the completion of a development or obtaining appropriate permits that enable the Company to construct additional advertising displays. At December 31, 2006, the Company believes its maximum aggregate contingency, which is subject to performance requirements by the seller, is approximately $35.0 million. As the contingencies have not been met or resolved as of December 31, 2006, these amounts are not recorded. If future payments are made, amounts will be recorded as additional purchase price.
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
NOTE J — GUARANTEES
Within the Company’s $1.75 billion credit facility, there exists a $150.0 million sub-limit available to certain of the Company’s international subsidiaries. This $150.0 million sub-limit allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provides funds to the Company’s international operations for certain working capital needs. Subsidiary borrowings under this sub-limit are guaranteed by the Company. At December 31, 2006, this portion of the $1.75 billion credit facility’s outstanding balance was $23.5 million, which is recorded in “Long-term debt” on the Company’s financial statements.
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
The Company currently has guarantees that provide protection to its international subsidiary’s banking institutions related to overdraft lines up to approximately $39.9 million. As of December 31, 2006, no amounts were outstanding under these agreements.
As of December 31, 2006, the Company has outstanding commercial standby letters of credit and surety bonds of $79.8 million and $36.3 million, respectively. These letters of credit and surety bonds relate to various operational matters including insurance, bid, and performance bonds as well as other items. These letters of credit reduce the borrowing availability on the Company’s bank credit facilities, and are included in the Company’s calculation of its leverage ratio covenant under the bank credit facilities. The surety bonds are not considered as borrowings under the Company’s bank credit facilities.
NOTE K — INCOME TAXES
Significant components of the provision for income tax expense (benefit) are as follows:
(In thousands)

	2006	2005	2004
Current — federal	$230,140	$(11,541)	$310,522
Current — foreign	40,454	56,879	34,895
Current — state	28,368	(1,722)	22,182

Total current	298,962	43,616	367,599

Deferred — federal	194,332	396,945	136,917
Deferred — foreign	(9,134)	(35,040)	(18,339)
Deferred — state	16,657	19,835	11,736

Total deferred	201,855	381,740	130,314

Income tax expense (benefit)	$500,817	$425,356	$497,913

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2006 and 2005 are as follows:
(In thousands)

	2006	2005
Deferred tax liabilities:
Intangibles and fixed assets	$761,866	$533,081
Unrealized gain in marketable securities	38,485	32,882
Foreign	4,677	3,917
Equity in earnings	26,248	15,365
Investments	13,993	1,683
Deferred Income	4,129	—
Other	13,753	12,984

Total deferred tax liabilities	863,151	599,912

(In thousands)

	2006	2005
Deferred tax assets:
Accrued expenses	19,783	25,439
Long-term debt	35,081	10,318
Net operating loss/Capital loss carryforwards	558,371	575,858
Bad debt reserves	15,105	11,110
Deferred income	—	6,111
Other	66,635	39,746

Total gross deferred tax assets	694,975	668,582
Valuation allowance	553,398	571,154

Total deferred tax assets	141,577	97,428

Net deferred tax liabilities	$721,574	$502,484

Included in the Company’s net deferred tax liabilities are $19.2 million and $31.1 million of current net deferred tax assets for 2006 and 2005, respectively. The Company presents these assets in “Other current assets” on its consolidated balance sheets. The remaining $740.8 million and $533.6 million of net deferred tax liabilities for 2006 and 2005, respectively, are presented in “Deferred tax liabilities” on the consolidated balance sheets.
At December 31, 2006, net deferred tax liabilities include a deferred tax asset of $16.5 million relating to stock-based compensation expense under Statement 123(R). Full realization of this deferred tax asset requires stock options to be exercised at a price equaling or exceeding the sum of the grant price plus the fair value of the option at the grant date and restricted stock to vest at a price equaling or exceeding the fair market value at the grant date. The provisions of Statement 123(R), however, do not allow a valuation allowance to be recorded unless the company’s future taxable income is expected to be insufficient to recover the asset. Accordingly, there can be no assurance that the stock price of the Company’s common stock will rise to levels sufficient to realize the entire tax benefit currently reflected in its balance sheet. See Note L for additional discussion of Statement 123(R).
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
During 2005, the Company recognized a capital loss of approximately $2.4 billion as a result of the spin-off of Live Nation. Of the $2.4 billion capital loss, approximately $734.5 million was used to offset capital gains recognized in 2002, 2003 and 2004 and the Company received the related $257.0 million tax refund on October 12, 2006. The Company also utilized $191.0 million of the capital loss to offset capital gains recognized in 2005. The remaining $1.5 billion capital loss will be carried forward to offset future capital gains for the next five years. The Company has recorded an after tax valuation allowance of $553.4 million related to the capital loss carryforward due to the uncertainty of the ability to utilize the carryforward prior to its expiration. During the first quarter of 2006, the Company received a federal tax refund of $133.4 million related to the restructuring its international businesses consistent with its strategic realignment.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense (benefit) is:
(In thousands)

	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax expense (benefit) at statutory rates	$427,527	35%	$376,898	35%	$454,989	35%
State income taxes, net of federal tax benefit	45,025	4%	18,113	2%	33,918	3%
Foreign taxes	6,391	1%	6,624	1%	11,379	1%
Nondeductible items	2,607	0%	2,337	0%	5,173	0%
Changes in valuation allowance and other estimates	17,241	1%	19,638	2%	(3,901)	(1%)
Other, net	2,026	0%	1,746	0%	(3,645)	0%

	$500,817	41%	$425,356	40%	$497,913	38%

During 2006, the Company utilized approximately $70.3 million of net operating loss carryforwards, the majority of which were generated during 2005. The utilization of the net operating loss carryforwards reduced current taxes payable and current tax expense as of and for the year ended December 31, 2006. In addition, current tax expense was reduced by approximately $22.1 million related to the disposition of certain operating assets and the filing of an amended tax return during 2006. As discussed above, the Company recorded a capital loss on the spin-off of Live Nation. During 2006 the amount of capital loss carryforward and the related valuation allowance was adjusted to the final amount reported on our 2005 filed tax return.
During 2005, current tax expense was reduced by approximately $204.7 million from foreign exchange losses as a result of the Company’s restructuring its international businesses consistent with its strategic realignment, a foreign exchange loss for tax purposes on the redemption of the Company’s Euro denominated bonds and tax deductions taken on an amended tax return filing for a previous year. These losses resulted in a net operating loss of $65.5 million for 2005. The Company’s deferred tax expense increased as a result of these items. As stated above, the Company recognized a capital loss of approximately $2.4 billion during 2005. Approximately $925.5 million of the capital loss was utilized in 2005 and carried back to earlier years and no amount was utilized in 2006. The anticipated utilization of the capital loss resulted in a $314.1 million current tax benefit that was recorded as a component of discontinued operations in 2005. The Company has approximately $1.5 billion in capital loss carryforwards, which are recorded as a deferred tax asset on the Company’s balance sheet at its effective tax rate, for which a 100% valuation allowance has been recorded. If the Company is able to utilize the capital loss carryforward in future years, the valuation allowance will be released and be recorded as a current tax benefit in the year the losses are utilized.
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
The remaining federal net operating loss carryforwards of $11.0 million expire in various amounts from 2007 to 2021.

NOTE L — SHAREHOLDERS’ EQUITY
Dividends
The Company’s Board of Directors declared quarterly cash dividends as follows.
(In millions, except per share data)

	Amount
	per
Declaration	Common			Total
Date	Share	Record Date	Payment Date	Payment
2006:
February 14, 2006	0.1875	March 31, 2006	April 15, 2006	$95.5
April 26, 2006	0.1875	June 30, 2006	July 15, 2006	94.0
July 25, 2006	0.1875	September 30, 2006	October 15, 2006	92.4
October 25, 2006	0.1875	December 31, 2006	January 15, 2007	92.6

2005:
February 16, 2005	0.125	March 31, 2005	April 15, 2005	$68.9
April 26, 2005	0.1875	June 30, 2005	July 15, 2005	101.7
July 27, 2005	0.1875	September 30, 2005	October 15, 2005	101.8
October 26, 2005	0.1875	December 31, 2005	January 15, 2006	100.9
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
The Company adopted the fair value recognition provisions of Statement 123(R) on January 1, 2006, using the modified-prospective-transition method. The fair value of the options is estimated using a Black-Scholes option-pricing model and amortized straight-line to expense over five years. Prior to January 1, 2006, the Company accounted for its share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Under that method, when options are granted with a strike price equal to or greater than the market price on the date of issuance, there is no impact on earnings either on the date of grant or thereafter, absent certain modifications to the options. The amounts recorded as share-based payments prior to adopting Statement 123(R) primarily related to the expense associated with restricted stock awards. Under the modified-prospective-transition method, compensation cost recognized beginning in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). As permitted under the modified-perspective-transition method, results for prior periods have not been restated.
As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes, minority interest and discontinued operations for the year ended December 31, 2006 was $29.6 million lower and net income for the year ended December 31, 2006 was $17.5 million lower than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the year ended December 31, 2006 were $.04 and $.03 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25.

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
The following table illustrates the effect on net income and earnings per share for the years ended December 31, 2005 and 2004, respectively, as if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options, excluding restricted stock awards, is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.
(In thousands, except per share data)

	2005	2004
Income before discontinued operations and cumulative effect of a change in accounting principle:
Reported	$633,648	$794,454

Add: Share-based payments included in reported net income, net of related tax effects	6,081	3,596
Deduct: Total share-based payments determined under fair value based method for all awards, net of related tax effects	(31,759)	(68,815)

Pro Forma	$607,970	$729,235

Income (loss) from discontinued operations, net of tax
Reported	$302,014	$51,345

Add: Share-based payments included in reported net income, net of related tax effects	1,313	1,024
Deduct: Total share-based payments determined under fair value based method for all awards, net of related tax effects	5,400	(12,391)

Pro Forma	$308,727	$39,978

Income before discontinued operations and cumulative effect of a change in accounting principle per common share:
Basic:
Reported	$1.16	$1.33

Pro Forma	$1.11	$1.22

Diluted:
Reported	$1.16	$1.33

Pro Forma	$1.11	$1.22

Discontinued operations, net per common share:
Basic:
Reported	$.55	$.09

Pro Forma	$.57	$.07

Diluted:
Reported	$.55	$.08

Pro Forma	$.56	$.07

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility on the Company’s stock, and other factors. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods equal to the expected life of the option. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Expected volatility	25%	25%	42% – 50%
Expected life in years	5 – 7.5	5 – 7.5	3 – 7.5
Risk-free interest rate	4.61% – 5.10%	3.76% – 4.44%	2.21% – 4.51%
Dividend yield	2.32% – 2.65%	1.46% – 2.36%	.90% – 1.65%
The following table presents a summary of the Company’s stock options outstanding at and stock option activity during the year ended December 31, 2006 (“Price” reflects the weighted average exercise price per share):
(In thousands, except per share data)

			Weighted Average	Aggregate
			Remaining	Intrinsic
	Options	Price	Contractual Term	Value
Outstanding, January 1, 2006	42,696	$41.34
Granted	16	28.74
Exercised (a)	(2,442)	21.84
Forfeited	(1,314)	35.35
Expired	(2,781)	50.94

Outstanding, December 31, 2006	36,175	42.18	3.20 years	$67,761

Exercisable, December 31, 2006	28,386		2.41 years	$42,161

(a)	Cash received from option exercises for the years ended December 31, 2006, 2005 and 2004 was $53.3 million, $24.6 million and $23.1 million, respectively. The Company received an income tax benefit of $2.8 million, $0.6 million and $2.9 million relating to the options exercised during the years ended December 31, 2006, 2005 and 2004, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $22.2 million, $10.8 million and $33.1 million, respectively.
The weighted average grant date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $7.21, $8.01 and $15.09, respectively.
A summary of the Company’s nonvested options at December 31, 2005, and changes during the year ended December 31, 2006, is presented below:
(In thousands, except per share data)

		Weighted Average
		Grant Date
	Options	Fair Value
Nonvested, January 1, 2006	13,086	$15.03
Granted	16	7.21
Vested	(3,999)	23.82
Forfeited	(1,314)	13.29

Nonvested, December 31, 2006	7,789	10.77

There were 37.0 million shares available for future grants under the various option plans at December 31, 2006. Vesting dates range from February 1997 to October 2011, and expiration dates range from January 2007 to October 2016 at exercise prices and average contractual lives as follows:

(In thousands of shares)				Weighted
				Average	Weighted		Weighted
			Outstanding	Remaining	Average	Exercisable	Average
			as of	Contractual	Exercise	as of	Exercise
Range of Exercise Prices			12/31/06	Life	Price	12/31/06	Price
$0.00	—	$10.00	541	2.8	$5.90	541	$5.90
10.01	—	20.00	151	0.2	18.96	151	18.96
20.01	—	30.00	1,855	2.0	25.51	1,727	25.40
30.01	—	40.00	9,940	5.5	32.60	2,328	33.41
40.01	—	50.00	18,121	2.3	44.98	18,072	44.99
50.01	—	60.00	3,543	2.9	55.34	3,543	55.34
60.01	—	70.00	1,456	1.8	64.10	1,456	64.10
70.01	—	80.00	524	3.3	76.59	524	76.59
80.01	—	91.36	44	0.2	86.64	44	86.64

			36,175	3.2	42.18	28,386	44.88

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
The following table presents a summary of the Company’s restricted stock outstanding at and restricted stock activity during the year ended December 31, 2006 (“Price” reflects the weighted average share price at the date of grant):
(In thousands, except per share data)

	2006
	Awards	Price
Outstanding, beginning of year	2,452	$32.62
Granted	8	28.83
Vested (restriction lapsed)	(9)	32.27
Forfeited	(169)	32.23

Outstanding, December 31	2,282	32.64

Subsidiary Share-Based Awards
CCO grants options to purchase shares of its Class A common stock to its employees and directors and its affiliates under its incentive stock plan typically at no less than the fair market value of the underlying stock on the date of grant. These options are granted for a term not exceeding ten years and are forfeited, except in certain circumstances, in the event the employee or director terminates his or her employment or relationship with CCO or one of its affiliates. These options generally vest over five years. The incentive stock plan contains anti-dilutive provisions that permit an adjustment of the number of shares of CCO’s common stock represented by each option for any change in capitalization.
Prior to CCO’s IPO, CCO did not have any compensation plans under which it granted stock awards to employees. However, the Company had granted certain of CCO’s officers and other key employees stock options to purchase shares of the Company’s common stock. All outstanding options to purchase shares of the Company’s common stock held by CCO employees were converted using an intrinsic value method into options to purchase shares of CCO Class A common shares concurrent with the closing of CCO’s IPO.

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on implied volatilities from traded options on CCO’s stock, historical volatility on CCO’s stock, and other factors. The expected life is based on historical data of options granted and represents the period of time that options granted are expected to be outstanding. CCO uses historical data to estimate option exercises and employee terminations within the valuation model. Prior to the adoption of Statement 123(R), the Company recognized forfeitures as they occurred in its Statement 123 pro forma disclosures. Beginning January 1, 2006, the Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods equal to the expected life of the option. The following assumptions were used to calculate the fair value of CCO’s options on the date of grant during the years ended December 31, 2006 and 2005:

	2006	2005
Expected volatility	27%	25% – 27%
Expected life in years	5.0 – 7.5	1.3 – 7.5
Risk-free interest rate	4.58% – 5.08%	4.42% – 4.58%
Dividend yield	0%	0%
The following table presents a summary of CCO’s stock options outstanding at and stock option activity during the year ended December 31, 2006 (“Price” reflects the weighted average exercise price per share):
(In thousands, except per share data)

			Weighted Average	Aggregate
			Remaining	Intrinsic
	Options	Price	Contractual Term	Value
Outstanding, January 1, 2006	8,509	$24.05
Granted	221	19.10
Exercised (a)	(93)	26.56
Forfeited	(387)	21.78
Expired	(543)	30.96

Outstanding, December 31, 2006	7,707	23.41	4.2 years	$44,463

Exercisable, December 31, 2006	3,556		2.2 years	$5,913

(a)	Cash received from option exercises was $2.2 million for the year ended December 31, 2006. The total intrinsic value of options exercised during the years ended December 31, 2006 was $0.3 million.
The weighted average grant date fair value of options granted during the years ended December 31, 2006 and 2005 was $6.76 and $6.51, respectively.
A summary of CCO’s nonvested options at December 31, 2005, and changes during the year ended December 31, 2006, is presented below:
(In thousands, except per share data)

		Weighted Average
		Grant Date
	Options	Fair Value
Nonvested, January 1, 2006	5,634	$4.56
Granted	221	6.76
Vested	(1,317)	1.18
Forfeited	(387)	4.17

Nonvested, December 31, 2006	4,151	5.78

There were 34.0 million shares available for future grants under CCO’s option plan at December 31, 2006. Vesting dates range from April 2004 to October 2011, and expiration dates range from January 2007 to October 2016 at exercise prices and average contractual lives as follows:
(In thousands of shares)

				Weighted
				Average	Weighted		Weighted
			Outstanding	Remaining	Average	Exercisable	Average
			as of	Contractual	Exercise	as of	Exercise
Range of Exercise Prices			12/31/06	Life	Price	12/31/06	Price
$15.01	—	$20.00	3,338	6.2	$17.98	62	$17.44
20.01	—	25.00	1,078	4.1	21.10	211	21.71
25.01	—	30.00	2,068	2.6	26.13	2,060	26.13
30.01	—	35.00	687	2.1	32.78	687	32.78
35.01	—	40.00	412	0.3	37.86	412	37.86
40.01	—	45.00	98	2.0	42.80	98	42.80
45.01	—	49.96	26	0.0	49.95	26	49.95

			7,707	4.2	23.41	3,556	29.00

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
The following table presents a summary of CCO’s restricted stock outstanding at and restricted stock activity during the year ended December 31, 2006 (“Price” reflects the weighted average share price at the date of grant):
(In thousands, except per share data)

	2006
	Awards	Price
Outstanding, beginning of year	236	$18.00
Granted	8	20.39
Vested (restriction lapsed)	(4)	18.00
Forfeited	(23)	14.16

Outstanding, December 31	217	18.84

Unrecognized share-based compensation cost
As of December 31, 2006, there was $82.7 million of unrecognized compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 3.0 years.
Share Repurchase Programs
The Company’s Board of Directors approved two separate share repurchase programs during 2004, each for $1.0 billion. On February 1, 2005, the Board of Directors approved a third $1.0 billion share repurchase program (“February 2005 program”). On August 9, 2005, the Board of Directors authorized an increase in and extension of the February 2005 program, which had $307.4 million remaining, by $692.6 million, for a total of $1.0 billion. On March 9, 2006, the Company’s Board of Directors authorized a share repurchase program, permitting it to repurchase $600.0 million of its common stock. On September 6, 2006, the Board of Directors authorized an additional share repurchase program, permitting the Company to repurchase an additional $1.0 billion of its common stock. This increase expires on September 6, 2007, although the program may be discontinued or suspended at anytime prior to its expiration. The Company had repurchased an aggregate 130.9 million shares for $4.3 billion, including commission and fees, under all previously announced share repurchase programs as of December 31, 2006, with $1.0 billion remaining available. The Company has suspended its share repurchase program, but it may be recommenced at any time without notice subject to the terms of the Merger Agreement.

Shares Held in Treasury
Included in the 114,449 and 113,890 shares held in treasury are 14,449 and 13,890 shares that the Company holds in Rabbi Trusts at December 31, 2006 and 2005, respectively, relating to the Company’s non-qualified deferred compensation plan. During the year ended December 31, 2006, 46.7 million shares were retired from the Company’s shares held in treasury account.
Reconciliation of Earnings per Share
(In thousands, except per share data)

	2006	2005	2004
NUMERATOR:
Income before discontinued operations and cumulative effect of a change in accounting principle	$688,762	$633,648	$794,454
Income from discontinued operations, net	2,755	302,014	51,345
Cumulative effect of a change in accounting principle	—	—	(4,883,968)

Net income (loss)	691,517	935,662	(4,038,169)
Effect of dilutive securities:
None	—	—	—

Numerator for net income before cumulative effect of a change in accounting principle per common share — diluted	691,517	935,662	845,799
Numerator for cumulative effect of a change in accounting principle per common share — diluted	—	—	(4,883,968)

Numerator for net income (loss) per common share — diluted	$691,517	$935,662	$(4,038,169)

DENOMINATOR:
Weighted average common shares	500,786	545,848	596,126

Effect of dilutive securities:
Stock options and common stock warrants	853	1,303	2,149

Denominator for net income (loss) per common share — diluted	501,639	547,151	598,275

Net income (loss) per common share:
Income before discontinued operations and cumulative effect of a change in accounting principle — Basic	$1.37	$1.16	$1.33
Discontinued operations — Basic	.01	.55	.09
Cumulative effect of a change in accounting principle — Basic	—	—	(8.19)

Net income (loss) — Basic	$1.38	$1.71	$(6.77)

Income before cumulative effect of a change in accounting principle — Diluted	$1.37	$1.16	$1.33
Discontinued operations — Diluted	.01	.55	.08
Cumulative effect of a change in accounting principle — Diluted	—	—	(8.16)

Net income (loss) — Diluted	$1.38	$1.71	$(6.75)

NOTE M — EMPLOYEE STOCK AND SAVINGS PLANS
The Company has various 401(k) savings and other plans for the purpose of providing retirement benefits for substantially all employees. Both the employees and the Company make contributions to the plan. The Company matches a portion of an employee’s contribution. Company matched contributions vest to the employees based upon their years of service to the Company. Contributions from continuing operations to these plans of $36.2 million, $35.3 million and $32.0 million were charged to expense for 2006, 2005 and 2004, respectively.
The Company has a non-qualified employee stock purchase plan for all eligible employees. Under the plan, shares of the Company’s common stock may be purchased at 95% of the market value on the day of purchase. The Company changed its discount from market value offered to participants under the plan from 15% to 5% in July 2005. Employees may purchase shares having a value not exceeding 10% of their annual gross compensation or $25,000, whichever is lower. During 2006, 2005 and 2004, employees purchased 144,444, 222,789 and 262,163 shares at weighted average share prices of $28.56, $28.79 and $32.05, respectively. Effective January 1, 2007 the Company no longer accepts contributions to this plan as a condition of its Merger Agreement.
The Company offers a non-qualified deferred compensation plan for highly compensated executives allowing deferrals up to 50% of their annual salary and up to 80% of their bonus before taxes. The Company does not match any deferral amounts and retains ownership of all assets until distributed. The liability under this deferred compensation plan at December 31, 2006, 2005 and 2004 was approximately $32.5 million, $21.1 million and $14.0 million, respectively, recorded in “Other long-term liabilities”.
NOTE N — OTHER INFORMATION
(In thousands)

	For the year ended December 31,
	2006		2005		2004
The following details the components of “Other income (expense) – net”:
Gain (loss) on extinguishment of debt	$	¯	$	¯	$(31,600)
Foreign exchange gain (loss)		(8,130)		7,550	(756)
Other		(291)		3,717	2,063

Total other income (expense) — net		$(8,421)		$11,267	$(30,293)

The following details the income tax expense (benefit) on items of other comprehensive income (loss):
Foreign currency translation adjustments		$(22,012)		$187,216	$32,586
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss)		$(37,091)		$(29,721)	$29,298
Unrealized gain (loss) on cash flow derivatives		$46,662		$34,711	$(40,346)
Reclassification adjustments for (gain) loss included in net income (loss)		$—		$—	$(19,927)
(In thousands)

	As of December 31,
	2006	2005
The following details the components of “Other current assets”:
Current film rights	$19,062	$18,060
Inventory	23,062	18,934
Deferred tax asset	19,246	31,148
Deposits	22,346	27,054
Other prepayments	55,795	47,366
Other	126,630	135,732

Total other current assets	$266,141	$278,294

(In thousands)

	As of December 31,
	2006	2005
The following details the components of “Accumulated other comprehensive income (loss)”:
Cumulative currency translation adjustment	$225,459	$138,028
Cumulative unrealized gain on investments	76,105	136,621
Cumulative unrealized gain (loss) on cash flow derivatives	3,411	(72,721)

Total accumulated other comprehensive income (loss)	$304,975	$201,928

NOTE O — SEGMENT DATA
The Company’s reportable operating segments are radio broadcasting, Americas outdoor advertising and international outdoor advertising. Revenue and expenses earned and charged between segments are recorded at fair value and eliminated in consolidation. The radio broadcasting segment also operates various radio networks. The Americas outdoor advertising segment consists of our operations primarily in the United States, Canada and Latin America, with approximately 94% of its 2006 revenues in this segment derived from the United States. The international outdoor segment includes operations in Europe, Asia, Africa and Australia. The Americas and international display inventory consists primarily of billboards, street furniture displays and transit displays. The other category includes our television business and our media representation firm, as well as other general support services and initiatives which are ancillary to our other businesses. Share-based payments are recorded by each segment in direct operating and selling, general and administrative expenses.
(In thousands)

					Corporate, merger
		Americas	International		and gain on
	Radio	Outdoor	Outdoor		disposition of
	Broadcasting	Advertising	Advertising	Other	assets - net	Eliminations	Consolidated
2006
Revenue	$3,697,190	$1,341,356	$1,556,365	$602,113	$—	$(130,067)	$7,066,957
Direct operating expenses	1,028,439	534,365	918,735	228,486	—	(59,932)	2,650,093
Selling, general and administrative expenses	1,252,556	207,326	341,410	237,712	—	(70,135)	1,968,869
Depreciation and amortization	135,980	178,970	228,760	70,526	19,587	—	633,823
Corporate expenses	—	—	—	—	201,752	—	201,752
Merger expenses	—	—	—	—	7,633	—	7,633
Gain on disposition of assets — net	—	—	—	—	69,330	—	69,330

Operating income (loss)	$1,280,215	$420,695	$67,460	$65,389	$(159,642)	$—	$1,674,117

Intersegment revenues	$40,939	$10,647	$—	$78,481	$—	$—	$130,067
Identifiable assets	$12,175,907	$2,820,737	$2,401,924	$1,102,377	$324,137	$—	$18,825,082
Capital expenditures	$99,671	$90,495	$143,387	$10,005	$6,935	$—	$350,493
Share-based payments	$25,237	$4,699	$1,312	$3,904	$9,126	$—	$44,278

(In thousands)
					Corporate and
		Americas	International		gain on
	Radio	Outdoor	Outdoor		disposition of
	Broadcasting	Advertising	Advertising	Other	assets - net	Eliminations	Consolidated
2005
Revenue	$3,502,508	$1,216,382	$1,449,696	$532,339	$—	$(122,120)	$6,578,805
Direct operating expenses	958,071	489,826	851,635	218,107	—	(60,595)	2,457,044
Selling, general and administrative expenses	1,207,800	186,749	355,045	214,768	—	(61,525)	1,902,837
Depreciation and amortization	139,276	180,559	220,080	68,770	19,325	—	628,010
Corporate expenses	—	—	—	—	171,076	—	171,076
Gain on disposition of assets — net	—	—	—	—	51,355	—	51,355

Operating income (loss)	$1,197,361	$359,248	$22,936	$30,694	$(139,046)	$—	$1,471,193
Intersegment revenues	$37,420	$8,236	$—	$76,464	$—	$—	$122,120
Identifiable assets	$12,042,683	$2,531,426	$2,125,470	$1,163,251	$773,968	$—	$18,636,798
Capital expenditures	$92,119	$73,084	$135,072	$16,506	$8,944	$—	$325,725
Share-based payments	$212	$—	$—	$—	$5,869	$—	$6,081
2004
Revenue	$3,720,445	$1,092,089	$1,354,951	$548,641	$—	$(115,172)	$6,600,954
Direct operating expenses	891,275	468,571	793,630	215,898	—	(47,915)	2,321,459
Selling, general and administrative expenses	1,244,617	173,010	326,447	217,733	—	(67,257)	1,894,550
Depreciation and amortization	156,485	186,620	201,597	62,514	20,708	—	627,924
Corporate expenses	—	—	—	—	167,388	—	167,388
Gain on disposition of assets — net	—	—	—	—	39,576	—	39,576

Operating income (loss)	$1,428,068	$263,888	$33,277	$52,496	$(148,520)	$—	$1,629,209

Intersegment revenues	$39,139	$10,510	$—	$65,523	$—	$—	$115,172
Identifiable assets	$12,246,437	$2,475,299	$2,223,917	$1,232,053	$315,365	$—	$18,493,071
Capital expenditures	$80,710	$60,506	$112,791	$13,374	$15,779	$—	$283,160
Share-based payments	$930	$—	$—	$—	$2,666	$—	$3,596
Revenue of $1.7 billion, $1.5 billion and $1.4 billion and identifiable assets of $2.7 billion, $2.2 billion and $2.3 billion derived from the Company’s foreign operations are included in the data above for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE P — QUARTERLY RESULTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	March 31,		June 30,		September 30,		December 31,
	2006	2005	2006	2005	2006	2005	2006	2005
Revenue	$1,497,381	$1,440,761	$1,841,799	$1,714,194	$1,786,546	$1,674,971	$1,941,231	$1,748,879
Operating expenses:
Direct operating expenses	610,210	585,610	650,319	608,961	672,178	611,470	717,386	651,003
Selling, general and administrative expenses	468,918	452,474	508,099	477,006	482,177	484,601	509,675	488,756
Depreciation and amortization	150,720	154,814	157,691	152,120	156,631	153,433	168,781	167,643
Corporate expenses	41,524	35,967	49,491	42,374	49,630	41,071	61,107	51,664
Merger expenses	—	—	—	—	—	—	7,633	—
Gain (loss) on disposition of assets — net	47,507	925	(434)	4,891	8,915	8,487	13,342	37,052

Operating income	273,516	212,821	475,765	438,624	434,845	392,883	489,991	426,865
Interest expense	114,376	106,649	123,298	105,058	128,271	113,087	118,029	118,451
Gain (loss) on marketable securities	(2,324)	(1,073)	(1,000)	1,610	5,396	(815)	234	(424)
Equity in earnings of nonconsolidated affiliates	6,909	5,633	9,577	11,962	8,568	10,565	12,424	10,178
Other income (expense) — net	(583)	1,440	(4,633)	7,705	(536)	(560)	(2,669)	2,682

Income before income taxes minority interest, discontinued operations and cumulative effect of a change in accounting principle	163,142	112,172	356,411	354,843	320,002	288,986	381,951	320,850
Income tax benefit (expense)	(66,888)	(44,308)	(146,128)	(140,164)	(131,201)	(114,151)	(156,600)	(126,733)
Minority interest expense — net	780	(574)	(13,736)	(2,229)	(3,673)	(3,577)	(15,298)	(11,467)

Income before discontinued operations and cumulative effect of a change in accounting principle	97,034	67,290	196,547	212,450	185,128	171,258	210,053	182,650
Discontinued operations	(220)	(19,408)	941	8,282	743	34,217	1,291	278,923

Net income (loss)	$96,814	$47,882	$197,488	$220,732	$185,871	$205,475	$211,344	$461,573

Net income (loss) per common share:
Basic:
Income before discontinued operations and cumulative effect of a change in accounting principle	$.19	$.12	$.39	$.39	$.38	$.32	$.43	$.34
Discontinued operations	—	(.03)	—	.02	—	.06	—	.52

Net income (loss)	$.19	$.09	$.39	$.41	$.38	$.38	$.43	$.86

Diluted:
Income before discontinued operations and cumulative effect of a change in accounting principle	$.19	$.12	$.39	$.39	$.38	$.32	$.43	$.34
Discontinued operations	—	(.03)	—	.01	—	.06	—	.52

Net income (loss)	$.19	$.09	$.39	$.40	$.38	$.38	$.43	$.86

Dividends declared per share	$.1875	$.125	$.1875	$.1875	$.1875	$.1875	$.1875	$.1875
Stock price:
High	$32.84	$35.07	$31.54	$34.81	$31.64	$34.26	$35.88	$33.44
Low	27.82	31.14	27.34	28.75	27.17	30.31	28.83	29.60
The Company’s Common Stock is traded on the New York Stock Exchange under the symbol CCU.

NOTE Q — SUBSEQUENT EVENTS
The Company filed a Definitive Proxy Statement with the SEC on January 29, 2007 related to its proposed merger with a group of private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. The special meeting to vote on the merger will be March 21, 2007.
On February 1, 2007, the Company redeemed its 3.125% Senior Notes at their maturity for $250.0 million plus accrued interest with proceeds from its bank credit facility.
Our Board of Directors declared a quarterly cash dividend of 18.75 cents per share on February 21, 2007.
Subsequent to December 31, 2006, the Company had definitive asset purchase agreements for the sale of 45 radio stations. These stations had a carrying value of approximately $34.8 million at December 31, 2006. The closing of these sales is subject to antitrust clearances, FCC approval and other customary closing conditions. The Company also completed the sale of 7 radio stations it had under definitive asset purchase agreements at December 31, 2006.
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
Based on their evaluation as of December 31, 2006, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
As of December 31, 2006, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm. ”
There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
THE BOARD OF DIRECTORS AND SHAREHOLDERS
CLEAR CHANNEL COMMUNICATIONS, INC.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Clear Channel Communications, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Clear Channel Communications, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Clear Channel Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Clear Channel Communications, Inc. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Clear Channel Communications, Inc. and subsidiaries and our report dated February 26, 2007 expressed an unqualified opinion thereon.
                                        /s/ERNST & YOUNG LLP
San Antonio, Texas
February 26, 2007
ITEM 9B. Other Information
Not Applicable

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
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
     The information required by this item with respect to our code of ethics, the directors and nominees for election to our Board of Directors is incorporated by reference to the information set forth under the captions “Code of Business Conduct and Ethics”, “Election of Directors” or “Compliance With Section 16(A) of the Exchange Act,” in our Definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year end.
     The following information is submitted with respect to our executive officers as of February 28, 2007:

	Age on
	February 28,		Officer
Name	2007	Position	Since
L. Lowry Mays	71	Chairman of the Board	1972
Mark P. Mays	43	Chief Executive Officer	1989
Randall T. Mays	41	President/Chief Financial Officer	1993
Herbert W. Hill, Jr.	48	Senior Vice President/Chief Accounting Officer	1989
Paul Meyer	64	Global President and Chief Operating Officer – Clear Channel Outdoor	1997
William Moll	69	Chairman - Clear Channel Television	2001
Don Perry	55	President/Chief Executive Officer – Clear Channel Television	2006
John Hogan	50	President/Chief Executive Officer – Clear Channel Radio	2002
Andrew Levin	44	Executive Vice President/Chief Legal Officer and Secretary	2004
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

     Mr. Hill was appointed Senior Vice President and Chief Accounting Officer in February 1997.
     Mr. Meyer was appointed Global President/Chief Operating Officer — Clear Channel Outdoor Holdings, Inc. (formerly Eller Media) in April 2005. Prior thereto, he was the President/Chief Executive Officer — Clear Channel Outdoor for the remainder of the relevant five-year period.
     Mr. Moll was appointed Chairman – Clear Channel Television in 2006. Prior thereto, he was the President — Clear Channel Television for the remainder of the relevant five-year period.
     Mr. Perry was appointed President & CEO of Clear Channel Television in January, 2006. Prior to that, he was Executive Vice President & COO of Clear Channel Television from June, 2005. Prior thereto, he was a Vice President for Clear Channel Television and General Manager of WOAI-TV for the remainder of the relevant five year period.
     Mr. Hogan was appointed Chief Executive Officer of Clear Channel Radio in August 2002. Prior thereto he was Chief Operating Officer of Clear Channel Radio for the remainder of the relevant five-year period.
     Mr. Levin was appointed Executive Vice President, Chief Legal Officer and Secretary in February 2004. Prior thereto he served as Senior Vice President for Government Affairs since he joined us in 2002. He was Democratic Counsel to the United States House of Representatives Energy and Commerce Committee for the remainder of the relevant five-year period.
ITEM 11. Executive Compensation
     The information required by this item is incorporated by reference to the information set forth under the caption “Executive Compensation” in our Definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item is incorporated by reference to our Definitive Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management”, expected to be filed within 120 days of our fiscal year end.
ITEM 13. Certain Relationships and Related Transactions and Director Independence
     The information required by this item is incorporated by reference to our Definitive Proxy Statement under the heading “Certain Transactions”, expected to be filed within 120 days of our fiscal year end.
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
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004.
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004.
Notes to Consolidated Financial Statements
(a)2. Financial Statement Schedule.
The following financial statement schedule for the years ended December 31, 2006, 2005 and 2004 and related report of independent auditors is filed as part of this report and should be read in conjunction with the consolidated financial statements.
Schedule II Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)
Allowance for Doubtful Accounts

		Charges
	Balance at	to Costs,	Write-off			Balance
	Beginning	Expenses	of Accounts			at end of
Description	of period	and other	Receivable	Other		Period
Year ended December 31, 2004	$44,991	$38,146	$36,892	$1,155	(1)	$47,400

Year ended December 31, 2005	$47,400	$35,289	$33,762	$(1,866)	(1)	$47,061

Year ended December 31, 2006	$47,061	$35,938	$27,162	$1,962	(1)	$57,799

(1)	Primarily foreign currency adjustments.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Deferred Tax Asset Valuation Allowance
(In thousands)

		Charges
	Balance at	to Costs,			Balance
	Beginning	Expenses			at end of
Description	of period	and other	Deletions (2)	Other (1)	Period
Year ended December 31, 2004	$60,672	$—	$60,672	$—	$—

Year ended December 31, 2005	$—	$—	$—	$571,154	$571,154

Year ended December 31, 2006	$571,154	$—	$—	$(17,756)	$553,398

(1)	Related to a valuation allowance for the capital loss carryforward recognized during 2005 as a result of the spin-off of Live Nation. During 2006 the amount of capital loss carryforward and the related valuation allowance was adjusted to the final amount reported on our 2005 filed tax return.

(2)	In 2004, the Company utilized net operating loss carryforwards and certain deferred tax assets, which resulted in the reduction of the allowance for those net operating loss carryforwards and other assets.

(a)3. Exhibits.

Exhibit
Number	Description
2.1	Agreement and Plan of Merger among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC and Clear Channel Communications, Inc., dated as of November 16, 2006 (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated November 16, 2006).

3.1	Current Articles of Incorporation of the Company (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-3 (Reg. No. 333-33371) dated September 9, 1997).

3.2	Sixth Amended and Restated Bylaws of the Company (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated December 21, 2005).

3.3	Amendment to the Company’s Articles of Incorporation (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Second Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

3.5	Third Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000).

4.1	Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B.J. McCombs, John M. Schaefer and John W. Barger, dated August 3, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.2	Waiver and Second Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated August 17, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.3	Waiver and Third Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated July 26, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.4	Waiver and Fourth Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated September 27, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.5	Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B. J. McCombs, John M. Schaefer and John W. Barger, dated May 31, 1977 (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-1 (Reg. No. 33-289161) dated April 19, 1984).

4.6	Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

4.7	Second Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

Exhibit
Number	Description
4.8	Third Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

4.9	Ninth Supplemental Indenture dated September 12, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

4.10	Tenth Supplemental Indenture dated October 26, 2001, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

4.11	Eleventh Supplemental Indenture dated January 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.12	Twelfth Supplemental Indenture dated March 17, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated March 18, 2003).

4.13	Thirteenth Supplemental Indenture dated May 1, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated May 2, 2003).

4.14	Fourteenth Supplemental Indenture dated May 21, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated May 22, 2003).

4.15	Fifteenth Supplemental Indenture dated November 5, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated November 14, 2003).

4.16	Sixteenth Supplemental Indenture dated December 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated December 10, 2003).

4.17	Seventeenth Supplemental Indenture dated September 15, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated September 15, 2004).

4.18	Eighteenth Supplemental Indenture dated November 22, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated November 17, 2004).

Exhibit
Number	Description
4.19	Nineteenth Supplemental Indenture dated December 13, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated December 13, 2004).

4.20	Twentieth Supplemental Indenture dated March 21, 2006, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated March 21, 2006).

4.21	Twenty-first Supplemental Indenture dated August 15, 2006, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated August 16, 2006).

10.1	Clear Channel Communications, Inc. 1994 Incentive Stock Option Plan (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-8 dated November 20, 1995).

10.2	Clear Channel Communications, Inc. 1994 Nonqualified Stock Option Plan (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-8 dated November 20, 1995).

10.3	The Clear Channel Communications, Inc. 1998 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive 14A Proxy Statement dated March 24, 1998).

10.4	The Clear Channel Communications, Inc. 2000 Employee Stock Purchase Plan (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.5	The Clear Channel Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive 14A Proxy Statement dated March 20, 2001).

10.6	Form of 2001 Stock Incentive Plan Stock Option Agreement for a Stock Option with a Ten Year Term (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated January 12, 2005).

10.7	Form of 2001 Stock Incentive Plan Stock Option Agreement for a Stock Option with a Seven Year Term (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated January 12, 2005).

10.8	Form of 2001 Stock Incentive Plan Restricted Stock Award Agreement (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated January 12, 2005).

10.9	Registration Rights Agreement dated as of October 2, 1999, among Clear Channel and Hicks, Muse, Tate & Furst Equity Fund II, L.P., HM2/HMW, L.P., HM2/Chancellor, L.P., HM4/Chancellor, L.P., Capstar Broadcasting Partners, L.P., Capstar BT Partners, L.P., Capstar Boston Partners, L.L.C., Thomas O. Hicks, John R. Muse, Charles W. Tate, Jack D. Furst, Michael J. Levitt, Lawrence D. Stuart, Jr., David B Deniger and Dan H. Blanks (incorporated by reference to Annex C to Clear Channel Communications, Inc.’s, Registration Statement on Form S-4 (Reg. No. 333-32532) dated March 15, 2000).

Exhibit
Number	Description
10.10	Employment Agreement by and between Clear Channel Communications, Inc. and Paul Meyer dated August 5, 2005 (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated August 5, 2005).

10.11	Employment Agreement by and between Clear Channel Communications, Inc. and John Hogan dated February 18, 2004 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K filed March 15, 2004).

10.12	Amended and Restated Employment Agreement by and between Clear Channel Communications, Inc. and L. Lowry Mays dated March 10 2005 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K filed March 11, 2005).

10.13	Amended and Restated Employment Agreement by and between Clear Channel Communications, Inc. and Mark P. Mays dated March 10, 2005 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K filed March 11, 2005).

10.14	Amended and Restated Employment Agreement by and between Clear Channel Communications, Inc. and Randall T. Mays dated March 10, 2005 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K filed March 11, 2005).

10.15	Credit agreement among Clear Channel Communications, Inc., Bank of America, N.A., as Administrative Agent, Offshore Sub-Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, as Syndication Agent, and certain other lenders dated July 13, 2004 (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K filed September 17, 2004).

10.16	Shareholder’s Agreement by and between Clear Channel Communications, Inc. and L. Lowry Mays dated March 10, 2004 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K filed March 15, 2004).

10.17	Shareholders’ Agreement by and among Clear Channel Communications, Inc., Thomas O. Hicks and certain other shareholders affiliated with Mr. Hicks dated March 10, 2004 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K filed March 15, 2004).

10.18	Second Amendment to Employment Agreement, dated November 16, 2006, by and between L. Lowry Mays and Clear Channel Communications, Inc. (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated November 16, 2006).

10.19	Second Amendment to Employment Agreement, dated November 16, 2006, by and between Mark P. Mays and Clear Channel Communications, Inc. (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated November 16, 2006).

10.20	Second Amendment to Employment Agreement, dated November 16, 2006, by and between Randall T. Mays and Clear Channel Communications, Inc. (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated November 16, 2006).

11	Statement re: Computation of Per Share Earnings.

12	Statement re: Computation of Ratios.

21	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

Exhibit
Number	Description
24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Company has not filed long-term debt instruments of its subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2007.

CLEAR CHANNEL COMMUNICATIONS, INC.
By:	/S/ Mark P. Mays
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

Name	Title	Date

/S/ L. Lowry Mays	Chairman of the Board	February 28, 2007
L. Lowry Mays

/S/ Mark P. Mays	Chief Executive Officer and Director	February 28, 2007
Mark P. Mays

/S/ Randall T. Mays Randall T. Mays	President and Chief Financial Officer and Secretary (Principal Financial Officer) and Director	February 28, 2007

/S/ Herbert W. Hill, Jr. Herbert W. Hill, Jr.	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2007

/S/ Alan D. Feld	Director	February 28, 2007
Alan D. Feld

/S/ Perry J. Lewis Perry J. Lewis	Director	February 28, 2007

/S/ B. J. McCombs B. J. McCombs	Director	February 28, 2007

Name	Title	Date

/S/ Phyllis Riggins Phyllis Riggins	Director	February 28, 2007

/S/ Theodore H. Strauss Theodore H. Strauss	Director	February 28, 2007

/S/ J.C. Watts J. C. Watts	Director	February 28, 2007

/S/ John H. Williams John H. Williams	Director	February 28, 2007

/S/ John B. Zachry John B. Zachry	Director	February 28, 2007

Exhibit
Number	Description
2.1	Agreement and Plan of Merger among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC and Clear Channel Communications, Inc., dated as of November 16, 2006 (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated November 16, 2006).

3.1	Current Articles of Incorporation of the Company (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-3 (Reg. No. 333-33371) dated September 9, 1997).

3.2	Sixth Amended and Restated Bylaws of the Company (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated December 21, 2005).

3.3	Amendment to the Company’s Articles of Incorporation (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Second Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

3.5	Third Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000).

4.1	Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B.J. McCombs, John M. Schaefer and John W. Barger, dated August 3, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.2	Waiver and Second Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated August 17, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.3	Waiver and Third Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated July 26, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.4	Waiver and Fourth Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated September 27, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.5	Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B. J. McCombs, John M. Schaefer and John W. Barger, dated May 31, 1977 (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-1 (Reg. No. 33-289161) dated April 19, 1984).

4.6	Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

4.7	Second Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

4.8	Third Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and

Exhibit
Number	Description
between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

4.9	Ninth Supplemental Indenture dated September 12, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

4.10	Tenth Supplemental Indenture dated October 26, 2001, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

4.11	Eleventh Supplemental Indenture dated January 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.12	Twelfth Supplemental Indenture dated March 17, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated March 18, 2003).

4.13	Thirteenth Supplemental Indenture dated May 1, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated May 2, 2003).

4.14	Fourteenth Supplemental Indenture dated May 21, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated May 22, 2003).

4.15	Fifteenth Supplemental Indenture dated November 5, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated November 14, 2003).

4.16	Sixteenth Supplemental Indenture dated December 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated December 10, 2003).

4.17	Seventeenth Supplemental Indenture dated September 15, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated September 15, 2004).

4.18	Eighteenth Supplemental Indenture dated November 22, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated November 17, 2004).

Exhibit
Number	Description
4.19	Nineteenth Supplemental Indenture dated December 13, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated December 13, 2004).

4.20	Twentieth Supplemental Indenture dated March 21, 2006, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated March 21, 2006).

4.21	Twenty-first Supplemental Indenture dated August 15, 2006, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated August 16, 2006).

10.1	Clear Channel Communications, Inc. 1994 Incentive Stock Option Plan (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-8 dated November 20, 1995).

10.2	Clear Channel Communications, Inc. 1994 Nonqualified Stock Option Plan (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-8 dated November 20, 1995).

10.3	The Clear Channel Communications, Inc. 1998 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive 14A Proxy Statement dated March 24, 1998).

10.4	The Clear Channel Communications, Inc. 2000 Employee Stock Purchase Plan (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.5	The Clear Channel Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive 14A Proxy Statement dated March 20, 2001).

10.6	Form of 2001 Stock Incentive Plan Stock Option Agreement for a Stock Option with a Ten Year Term (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated January 12, 2005).

10.7	Form of 2001 Stock Incentive Plan Stock Option Agreement for a Stock Option with a Seven Year Term (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated January 12, 2005).

10.8	Form of 2001 Stock Incentive Plan Restricted Stock Award Agreement (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated January 12, 2005).

10.9	Registration Rights Agreement dated as of October 2, 1999, among Clear Channel and Hicks, Muse, Tate & Furst Equity Fund II, L.P., HM2/HMW, L.P., HM2/Chancellor, L.P., HM4/Chancellor, L.P., Capstar Broadcasting Partners, L.P., Capstar BT Partners, L.P., Capstar Boston Partners, L.L.C., Thomas O. Hicks, John R. Muse, Charles W. Tate, Jack D. Furst, Michael J. Levitt, Lawrence D. Stuart, Jr., David B Deniger and Dan H. Blanks (incorporated by reference to Annex C to Clear Channel Communications, Inc.’s, Registration Statement on Form S-4 (Reg. No. 333-32532) dated March 15, 2000).

10.10	Employment Agreement by and between Clear Channel Communications, Inc. and Paul Meyer dated

Exhibit
Number	Description
August 5, 2005 (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated August 5, 2005).

10.11	Employment Agreement by and between Clear Channel Communications, Inc. and John Hogan dated February 18, 2004 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K filed March 15, 2004).

10.12	Amended and Restated Employment Agreement by and between Clear Channel Communications, Inc. and L. Lowry Mays dated March 10 2005 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K filed March 11, 2005).

10.13	Amended and Restated Employment Agreement by and between Clear Channel Communications, Inc. and Mark P. Mays dated March 10, 2005 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K filed March 11, 2005).

10.14	Amended and Restated Employment Agreement by and between Clear Channel Communications, Inc. and Randall T. Mays dated March 10, 2005 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K filed March 11, 2005).

10.15	Credit agreement among Clear Channel Communications, Inc., Bank of America, N.A., as Administrative Agent, Offshore Sub-Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, as Syndication Agent, and certain other lenders dated July 13, 2004 (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K filed September 17, 2004).

10.16	Shareholder’s Agreement by and between Clear Channel Communications, Inc. and L. Lowry Mays dated March 10, 2004 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K filed March 15, 2004).

10.17	Shareholders’ Agreement by and among Clear Channel Communications, Inc., Thomas O. Hicks and certain other shareholders affiliated with Mr. Hicks dated March 10, 2004 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K filed March 15, 2004).

10.18	Second Amendment to Employment Agreement, dated November 16, 2006, by and between L. Lowry Mays and Clear Channel Communications, Inc. (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated November 16, 2006).

10.19	Second Amendment to Employment Agreement, dated November 16, 2006, by and between Mark P. Mays and Clear Channel Communications, Inc. (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated November 16, 2006).

10.20	Second Amendment to Employment Agreement, dated November 16, 2006, by and between Randall T. Mays and Clear Channel Communications, Inc. (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated November 16, 2006).

11	Statement re: Computation of Per Share Earnings.

12	Statement re: Computation of Ratios.

21	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

Exhibit
Number	Description
24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Company has not filed long-term debt instruments of its subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.