Form 10-Q
period 2007-03-31
CLEAR CHANNEL COMMUNICATIONS INC
filed 2007-05-10
CIK 739708

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each class of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2007

Common Stock, $.10 par value	496,372,680

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

PART I
Item 1. UNAUDITED FINANCIAL STATEMENTS
CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$107,605	$114,004
Accounts receivable, net of allowance of $60,896 in 2007 and $57,799 in 2006	1,542,603	1,695,348
Prepaid expenses	135,925	122,845
Other current assets	269,208	266,141
Income taxes receivable	10,465	7,392

Total Current Assets	2,065,806	2,205,730

PROPERTY, PLANT AND EQUIPMENT
Land, buildings and improvements	891,215	888,593
Structures	3,618,317	3,601,653
Towers, transmitters and studio equipment	860,568	855,940
Furniture and other equipment	568,633	555,050
Construction in progress	96,172	92,641

	6,034,905	5,993,877
Less accumulated depreciation	2,871,290	2,787,934

	3,163,615	3,205,943

Property, plant and equipment from discontinued operations, net	25,303	30,267

INTANGIBLE ASSETS
Definite-lived intangibles, net	505,046	522,817
Indefinite-lived intangibles – licenses	4,316,006	4,323,447
Indefinite-lived intangibles – permits	242,343	260,950
Goodwill	7,434,320	7,421,924

Intangible assets from discontinued operations, net	86,009	92,527

OTHER ASSETS
Notes receivable	7,537	7,587
Investments in, and advances to, nonconsolidated affiliates	318,462	314,647
Other assets	283,682	270,204
Other investments	238,201	245,749

Total Assets	$18,686,330	$18,901,792

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY
(In thousands)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
CURRENT LIABILITIES
Accounts payable	$133,236	$156,921
Accrued expenses	821,082	893,045
Accrued interest	87,389	112,049
Current portion of long-term debt	562,638	336,375
Deferred income	193,677	143,691
Other current liabilities	17,160	21,765

Total Current Liabilities	1,815,182	1,663,846

Long-term debt	6,862,109	7,326,700
Other long-term obligations	73,165	68,509
Deferred income taxes	649,231	752,431
Other long-term liabilities	795,069	698,574

Minority interest	362,852	349,391
Commitments and contingent liabilities (Note 6)

SHAREHOLDERS’ EQUITY
Common Stock	49,632	49,399
Additional paid-in capital	26,805,623	26,745,687
Retained deficit	(19,029,751)	(19,054,365)
Accumulated other comprehensive income	306,767	304,975
Cost of shares held in treasury	(3,549)	(3,355)

Total Shareholders’ Equity	8,128,722	8,042,341

Total Liabilities and Shareholders’ Equity	$18,686,330	$18,901,792

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Revenue	$1,608,315	$1,489,609
Operating expenses:
Direct operating expenses (includes share based payments of $3,202 and $4,316 in 2007 and 2006, respectively, and excludes depreciation and amortization)	669,271	623,302
Selling, general and administrative expenses (includes share based payments of $3,026 and $4,450 in 2007 and 2006, respectively, and excludes depreciation and amortization)	461,177	448,658
Depreciation and amortization	147,377	150,066
Corporate expenses (includes share based payments of $2,414 and $3,403 in 2007 and 2006, respectively, and excludes depreciation and amortization)	49,144	41,524
Merger expenses	1,686	—
Gain on disposition of assets — net	5,297	47,507

Operating income	284,957	273,566
Interest expense	118,074	114,376
Gain (loss) on marketable securities	395	(2,324)
Equity in earnings of nonconsolidated affiliates	5,094	6,909
Other income (expense) — net	53	(583)

Income before income taxes, minority interest and discontinued operations	172,425	163,192
Income tax benefit (expense):
Current	(36,004)	(4,159)
Deferred	(36,932)	(62,750)

Income tax benefit (expense)	(72,936)	(66,909)
Minority interest income (expense), net of tax	(276)	780

Income before discontinued operations	99,213	97,063
Income (loss) from discontinued operations, net	3,009	(249)

Net income	$102,222	$96,814

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8,751	9,089
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	(6,959)	(24,058)
Unrealized holding gain (loss) on cash flow derivatives	—	25,564

Comprehensive income	$104,014	$107,409

Net income (loss) per common share:
Income before discontinued operations – Basic	$.20	$.19
Discontinued operations – Basic	.01	(.00)

Net income (loss) – Basic	$.21	$.19

Income before discontinued operations – Diluted	$.20	$.19
Discontinued operations – Diluted	.01	(.00)

Net income (loss) – Diluted	$.21	$.19

Dividends declared per share	$.1875	$.1875
See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$102,222	$96,814
(Income) loss from discontinued operations, net	(3,009)	249

	99,213	97,063
Reconciling items:
Depreciation and amortization	147,377	150,066
Deferred taxes	36,932	62,750
(Gain) loss on disposal of assets	(5,297)	(47,507)
(Gain) loss forward exchange contract	2,962	8,798
(Gain) loss on trading securities	(3,358)	(6,474)
Provision for doubtful accounts	9,215	6,894
Share-based compensation	8,642	12,169
Equity in earnings of non-consolidated affiliates	(5,094)	(6,909)
Other reconciling items — net	129	(2,258)
Changes in operating assets and liabilities:
Decrease in income taxes receivable	—	118,120
Changes in other operating assets and liabilities, net of effects of acquisitions	47,134	50,163

Net cash provided by operating activities	337,855	442,875
Cash flows from investing activities:
Decrease (increase) in notes receivable — net	50	1,920
Decrease (increase) in investments in and advances to nonconsolidated affiliates — net	5,835	2,710
Purchases of investments	(393)	—
Purchases of property, plant and equipment	(67,537)	(63,806)
Proceeds from disposal of assets	13,333	44,217
Acquisition of operating assets, net of cash acquired	(12,189)	(61,452)
Decrease (increase) in other — net	(14,816)	(20,558)

Net cash used in investing activities	(75,717)	(96,969)
Cash flows from financing activities:
Draws on credit facilities	252,881	1,054,007
Payments on credit facilities	(239,582)	(926,772)
Proceeds from long-term debt	—	508,849
Payments on long-term debt	(260,416)	(9,189)
Payments for purchase of common shares	—	(876,316)
Proceeds from exercise of stock options, stock purchase plan, common stock warrants, and other	56,555	9,756
Dividends paid	(92,603)	(100,909)

Net cash used in financing activities	(283,165)	(340,574)
Cash flows from discontinued operations:
Net cash provided by operating activities	703	1,837
Net cash provided by (used in) investing activities	13,925	(319)
Net cash provided by (used in) financing activities	—	—

Net cash provided by (used in) discontinued operations	14,628	1,518
Net (decrease) increase in cash and cash equivalents	(6,399)	6,850
Cash and cash equivalents at beginning of period	114,004	82,786

Cash and cash equivalents at end of period	$107,605	$89,636

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Preparation of Interim Financial Statements
The consolidated financial statements were prepared by Clear Channel Communications, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K.
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
     Certain Reclassifications
The Company has reclassified certain selling, general and administrative expenses to direct operating expenses in 2006 to conform to current year presentation.
Discontinued Operations and Assets Held for Sale
On November 16, 2006, the Company announced plans to sell certain radio markets, comprising 448 of its radio stations. These markets are located outside the top 100 U.S. media markets. As of March 31, 2007 the Company had sold 12 radio stations, 5 of which were not part of the announced 448 stations, and had definitive agreements to sell an additional 93 radio stations, 8 of which were not part of the announced 448 stations. The closing of the transactions under definitive asset purchase agreements will be subject to antitrust clearances, FCC approval and other customary closing conditions. The Company determined that each of these markets represents a disposal group. Consistent with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the Company classified these markets’ assets and liabilities that are subject to transfer under the definitive asset purchase agreements as discontinued operations at March 31, 2007 and December 31, 2006. Accordingly, depreciation and amortization associated with these assets was discontinued. Additionally, the Company determined that these markets comprise operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. Therefore, the results of operations for these markets were presented as discontinued operations, net of tax, for all periods presented. As a result, the historical footnote disclosures have been revised to exclude amounts related to these businesses. As of March 31, 2007, the Company determined that the estimated fair value less costs to sell attributable to these markets was in excess of the carrying value of their related net assets held for sale.
Summarized operating results for the three months ended March 31, 2007 and 2006 from these markets are as follows:

(In thousands)	2007	2006
Revenue	$11,030	$14,773
Income (loss) before income taxes	$2,815	$(422)
Included in income (loss) from discontinued operations, net are an income tax benefit of $0.2 million and an expense of $0.2 million for the three months ended March 31, 2007 and 2006, respectively. Also included in income (loss) from discontinued operations for the three months ended March 31, 2007 is a gain on sale of stations of $2.8 million.
     Recent Accounting Pronouncements
Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“Statement 159”), was issued in February 2007. Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Statement 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Statement 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. Statement 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company expects to adopt Statement 159 on January 1, 2008 and does not anticipate adoption to materially impact its financial position or results of operations.
     New Accounting Standard
The Company adopted Financial Accounting Standard Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements. FIN 48 prescribes a recognition threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken within an income tax return. The adoption of FIN 48 resulted in an increase of $15.4 million to the January 1, 2007 balance of “Retained deficit” and an increase of $101.7 million in “Other long term-liabilities” for unrecognized tax benefits and a decrease of $138.6 million in “Deferred income taxes”. The total amount of unrecognized tax benefits at January 1, 2007 was $416.1 million, inclusive of $89.6 million for interest. Of this total, $218.4 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.
The Company continues to record interest and penalties related to unrecognized tax benefits in current income tax expense. The total amount of interest accrued during the quarter ended March 31, 2007, was $10.0 million. The total amount of unrecognized tax benefits at March 31, 2007 was $426.1 million.
The Company and its subsidiaries file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. The Company is in the process of settling most federal issues for the tax years 2000, 2001 and 2002 with the Internal Revenue Service (“IRS”). The IRS is near completion of its field examinations of the Company’s tax returns through 2004. The Company expects to resolve several of its federal issues with the IRS within the next 12 months without any material adverse impact on the Company’s financial statements. Substantially all material state, local, and foreign income tax matters have been concluded for years through 1999.
Note 2: INTANGIBLE ASSETS AND GOODWILL
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
The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at March 31, 2007 and December 31, 2006:

	March 31, 2007		December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Transit, street furniture, and other outdoor contractual rights	$822,827	$544,239	$821,364	$530,063
Talent contracts	125,270	119,708	125,270	115,537
Representation contracts	356,737	184,002	349,493	175,658
Other	125,868	77,707	124,881	76,933

Total	$1,430,702	$925,656	$1,421,008	$898,191

Total amortization expense from definite-lived intangible assets for the three months ended March 31, 2007 and for the year ended December 31, 2006 was $26.2 million and $150.8 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2008	$78,540
2009	66,573
2010	50,086
2011	41,178
2012	38,667
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
     Goodwill
The Company tests goodwill for impairment using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the three month period ended March 31, 2007:

		Americas	International
(In thousands)	Radio	Outdoor	Outdoor	Other	Total
Balance as of December 31, 2006	$6,279,240	$667,986	$425,630	$49,068	$7,421,924
Acquisitions	—	5,610	1,420	—	7,030
Dispositions	(204)	—	—	—	(204)
Foreign currency	—	1,937	1,308	—	3,245
Adjustments	2,701	(177)	—	(199)	2,325

Balance as of March 31, 2007	$6,281,737	$675,356	$428,358	$48,869	$7,434,320

Note 3: DERIVATIVE INSTRUMENTS
The Company holds options under two secured forward exchange contracts that limit its exposure to and benefit from price fluctuations in American Tower Corporation (“AMT”) over the terms of the contracts (the “AMT contracts”). These options are not designated as hedges of the underlying shares of AMT. The AMT contracts had a value of $13.3 million and $10.3 million recorded in “Other long term liabilities” at March 31, 2007 and December 31, 2006, respectively. For the three months ended March 31, 2007 and year ended December 31, 2006, the Company recognized losses of $3.0 million and $22.0 million, respectively, in “Gain (loss) on marketable securities” related to the change in fair value of the options. To offset the change in the fair value of these contracts, the Company has recorded AMT shares as trading securities. During the three months ended March 31, 2007 and year ended December 31, 2006, the Company recognized gains of $3.4 million and $20.5 million, respectively, in “Gain (loss) on marketable securities” related to the change in the fair value of the shares.
The Company is exposed to foreign currency exchange risks related to its investment in net assets in foreign countries. To manage this risk, the Company entered into two United States dollar — Euro cross currency swaps with an aggregate Euro notional amount of €706.0 million and a corresponding aggregate U.S. dollar notional amount of $877.7 million. These cross currency swaps had a value of $73.2 million at March 31, 2007 and $68.5 million at December 31, 2006, which was recorded in “Other long-term obligations”. These cross currency swaps require the Company to make fixed cash payments on the Euro notional amount while it receives fixed cash payments on the equivalent U.S. dollar notional amount, all on a semiannual basis. The Company has designated these cross currency swaps as a hedge of its net investment in Euro denominated assets. The Company selected the forward method under the guidance of the Derivatives Implementation Group Statement 133 Implementation Issue H8, Foreign Currency Hedges: Measuring the Amount of Ineffectiveness in a Net Investment Hedge. The forward method requires all changes in the fair value of the cross currency swaps and the semiannual cash payments to be reported as a cumulative translation adjustment in other comprehensive income (loss) in the same manner as the underlying hedged net assets. As of March 31, 2007, a $43.6 million loss, net of tax, was recorded as a cumulative translation adjustment to other comprehensive income (loss) related to the cross currency swap.
Note 4: RECENT DEVELOPMENTS
     Acquisitions
The Company acquired Americas outdoor display faces and additional equity interests in an international outdoor company for $12.2 million in cash during the three months ended March 31, 2007.
     Disposition of Assets
The Company received proceeds of $13.3 million primarily related to the sale of representation contracts and international street furniture assets recorded in cash flows from investing activities during the first quarter of 2007. The Company also received proceeds of $13.9 million related to the sale of radio stations recorded as investing cash flows from discontinued operations during the first quarter of 2007.
     Debt Maturities
On February 1, 2007, the Company redeemed its 3.125% Senior Notes at their maturity for $250.0 million plus accrued interest with proceeds from its bank credit facility.
     Recent Legal Proceedings
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
Note 5: RESTRUCTURING
The Company restructured its outdoor operations in France in the third quarter of 2005. As a result, the Company recorded $26.6 million in restructuring costs as a component of selling, general and administrative expenses. Of the $26.6 million, $22.5 million was related to severance costs and $4.1 million was related to other costs. During 2007, $5.0 million of related costs were paid and charged to the restructuring accrual. As of March 31, 2007, the balance was $6.1 million.

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
Note 7: GUARANTEES
Within the Company’s $1.75 billion credit facility, there exists a $150.0 million sub-limit available to certain of the Company’s international subsidiaries. This $150.0 million sub-limit allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provide funds to the Company’s international operations for certain working capital needs. Subsidiary borrowings under this sub-limit are guaranteed by the Company. At March 31, 2007, this portion of the $1.75 billion credit facility’s outstanding balance was $17.7 million, which is recorded in “Long-term debt” on the Company’s financial statements.
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
The Company guarantees $40.0 million of credit lines provided to certain of its international subsidiaries by a major international bank. Most of these credit lines relate to intraday overdraft facilities covering participants in the Company’s European cash management pool. As of March 31, 2007, no amounts were outstanding under these agreements.
As of March 31, 2007, the Company has outstanding commercial standby letters of credit and surety bonds of $80.4 million and $39.9 million, respectively. These letters of credit and surety bonds relate to various operational matters including insurance, bid, and performance bonds as well as other items. Letters of credit issued under the Company’s $1.75 billion credit facility reduce the borrowing availability on the credit facility, and are included in the Company’s calculation of its leverage ratio covenant under the bank credit facilities. The surety bonds are not considered as borrowings under the Company’s bank credit facilities.
Note 8: SEGMENT DATA
The Company has three reportable segments, which it believes best reflects how the Company is currently managed – radio broadcasting, Americas outdoor advertising and International outdoor advertising. The Americas outdoor advertising segment consists primarily of our operations in the United States, Canada and Latin America, and the International outdoor segment includes operations primarily in Europe, Asia, Africa and Australia. The category “other” includes television broadcasting, media representation and other general support services and initiatives. Revenue and expenses earned and charged between segments are recorded at fair value and eliminated in consolidation.

					Corporate and
		Americas	International		gain on
	Radio	Outdoor	Outdoor		disposition of
(In thousands)	Broadcasting	Advertising	Advertising	Other	assets - net	Eliminations	Consolidated
Three Months Ended March 31, 2007
Revenue	$819,744	$317,023	$373,833	$129,737	$—	$(32,022)	$1,608,315
Direct operating expenses	239,692	134,914	259,291	53,794	—	(18,420)	669,271
Selling, general and administrative expenses	288,334	54,243	73,290	58,912	—	(13,602)	461,177
Depreciation and amortization	31,585	46,561	49,109	15,775	4,347	—	147,377
Corporate expenses	—	—	—	—	49,144	—	49,144
Merger expenses	—	—	—	—	1,686	—	1,686
Gain on disposition of assets — net	—	—	—	—	5,297	—	5,297

Operating income (loss)	$260,133	$81,305	$(7,857)	$1,256	$(49,880)	$—	$284,957

Intersegment revenues	$10,577	$1,904	$—	$19,541	$—	$—	$32,022
Identifiable assets	$12,019,918	$2,764,927	$2,391,523	$1,064,020	$334,630	$—	$18,575,018
Capital expenditures	$16,394	$22,582	$24,671	$2,423	$1,467	$—	$67,537
Share-based payments	$4,464	$1,126	$241	$397	$2,414	$—	$8,642

Three Months Ended March 31, 2006
Revenue	$794,123	$274,102	$324,267	$129,353	$—	$(32,236)	$1,489,609
Direct operating expenses	242,703	120,011	224,385	54,237	—	(18,034)	623,302
Selling, general and administrative expenses	289,535	48,194	66,841	58,290	—	(14,202)	448,658
Depreciation and amortization	32,653	42,232	54,088	16,721	4,372	—	150,066
Corporate expenses	—	—	—	—	41,524	—	41,524
Gain on disposition of assets — net	—	—	—	—	47,507	—	47,507

Operating income (loss)	$229,232	$63,665	$(21,047)	$105	$1,611	$—	$273,566

Intersegment revenues	$10,943	$1,821	$—	$19,472	$—	$—	$32,236
Identifiable assets	$11,963,535	$2,517,865	$2,132,607	$1,111,044	$663,504	$—	$18,388,555
Capital expenditures	$18,192	$14,220	$29,498	$1,878	$18	$—	$63,806
Share-based payments	$6,309	$1,157	$323	$977	$3,403	$—	$12,169
Revenue of $399.5 million and $346.4 million and identifiable assets of $2.7 billion and $2.3 billion derived from the Company’s foreign operations are included in the data above for the three months ended March 31, 2007 and 2006, respectively.
Note 9: SUBSEQUENT EVENTS
On November 16, 2006, the Company entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”), with a Group led by Thomas H. Lee Partners, L.P. and Bain Capital Partners, LLC. On April 18, 2007 the Company announced that it entered into an amendment to the Merger Agreement providing for, among other things, an increase in the merger consideration to be paid in the merger. Pursuant to the Merger Agreement, as amended, each share of the Company’s common stock, other than those shares (i) held in the Company’s treasury stock or owned by Merger Sub immediately prior to the effective time of the merger, (ii) held by shareholders who properly exercise their appraisal rights under Texas law, if any, and (iii) held by certain employees of the Company who have agreed to convert equity securities of the Company held by them into equity securities of the surviving corporation, will be converted into the right to receive $39.00 in cash, without interest, and less any applicable withholding tax. The consummation of the merger is subject to shareholder approval, antitrust clearances, FCC approval and other customary closing conditions. The Company’s Special Meeting of Shareholders to vote on the Merger Agreement is currently scheduled for May 22, 2007.

On May 7, 2007, the Company announced that it is in discussions with the private equity group led by Thomas H. Lee Partners, L.P. and Bain Capital Partners, LLC regarding possible changes to the terms and structure of the merger.
On April 19, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.1875 per share on the Company’s Common Stock. The dividend is payable on July 15, 2007 to shareholders of record at the close of business on June 30, 2007.
On April 20, 2007, the Company entered into a definitive agreement to sell its television business for approximately $1.2 billion. The Company estimates net proceeds after taxes and customary transaction costs will be approximately $1.1 billion. The transaction is expected to close in the fourth quarter of 2007, subject to regulatory approvals and other customary closing conditions. The Company will begin reporting the results of operations for its television business as discontinued operations in the consolidated statements of operations and its assets and liabilities as assets and liabilities from discontinued operations in the consolidated balance sheet beginning in the second quarter of 2007.
Subsequent to March 31, 2007, the Company entered into definitive agreements for the sale of 273 additional radio stations. The closing of these sales is subject to antitrust clearances, FCC approval and other customary closing conditions. The Company also completed the sale of 8 radio stations it had under definitive asset purchase agreements at March 31, 2007.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Proposed Merger with a Group led by Thomas H. Lee Partners, L.P. and Bain Capital Partners, LLC
     On November 16, 2006, we entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”), with a Group led by Thomas H. Lee Partners, L.P. and Bain Capital Partners, LLC. On April 18, 2007 we announced that we had entered into an amendment to the Merger Agreement providing for, among other things, an increase in the merger consideration to be paid in the merger. Pursuant to the Merger Agreement, as amended, each share of our common stock, other than those shares (i) held in our treasury stock or owned by Merger Sub immediately prior to the effective time of the merger, (ii) held by shareholders who properly exercise their appraisal rights under Texas law, if any, and (iii) held by certain employees of ours who have agreed to convert equity securities of ours held by them into equity securities of the surviving corporation, will be converted into the right to receive $39.00 in cash, without interest, and less any applicable withholding tax. The consummation of the merger is subject to shareholder approval, antitrust clearances, FCC approval and other customary closing conditions. Our Special Meeting of Shareholders to vote on the Merger Agreement is currently scheduled for May 22, 2007.
     On May 7, 2007, we announced that we are in discussions with the private equity group led by Thomas H. Lee Partners, L.P. and Bain Capital Partners, LLC regarding possible changes to the terms and structure of the merger.
Sale of Radio Stations and all of our Television Stations
     On November 16, 2006, we announced plans to sell 448 radio stations and all of our television stations. The sale of these assets is not contingent on the closing of the merger with the private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. Definitive asset purchase agreements were signed for 93 radio stations, 8 of which were not part of the announced 448 stations, as of March 31, 2007. These stations, along with 12 stations which were sold in the fourth quarter of 2006 and first quarter of 2007, 5 of which were not part of the announced 448 stations, were classified as assets from discontinued operations in our consolidated balance sheet and as discontinued operations in our consolidated statements of operations. Through May 8, 2007, we had definitive asset purchase agreements for the sale of 273 additional radio stations. The closing of these sales is subject to antitrust clearances, FCC approval and other customary closing conditions.
     On April 20, 2007, we announced that we entered into a definitive agreement to sell our television business for approximately $1.2 billion. The sale of our television business is not contingent on the closing of the merger with the private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. The transaction is expected to close in the fourth quarter of 2007, subject to regulatory approvals and other customary closing conditions. We will begin reporting the assets and results of operations of our television business as discontinued operations beginning in the second quarter of 2007.
Format of Presentation
     Management’s discussion and analysis of our results of operations and financial condition should be read in conjunction with the consolidated financial statements and related footnotes. Our discussion is presented on both a consolidated and segment basis. Our reportable operating segments are Radio Broadcasting, or radio, which includes our national syndication business, Americas Outdoor Advertising, or Americas, and International Outdoor Advertising, or International. Included in the “other” segment are television broadcasting; our media representation business, Katz Media; as well as other general support services and initiatives.
     We manage our operating segments primarily focusing on their operating income, while Corporate expenses, Merger expenses, Gain (loss) on disposition of assets — net, Interest expense, Gain (loss) on marketable securities, Equity in earnings of nonconsolidated affiliates, Other income (expense) – net, Income tax benefit (expense), Minority interest — net of tax, and Discontinued operations are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.
Radio Broadcasting
     Our revenues are derived from selling advertising time, or spots, on our radio stations, with advertising contracts typically less than one year. Our radio markets are run predominantly by local management teams who control the formats selected for their programming. The formats are designed to reach audiences with targeted demographic characteristics that appeal to our advertisers. Management monitors average advertising rates, which are principally based on the length of the spot and how many people in a targeted audience listen to our stations, as measured by an independent ratings service. The size of the market influences rates as well, with larger markets typically receiving higher rates than smaller markets. Also, our advertising rates are influenced by the time of day the advertisement airs, with morning and evening drive-time hours typically the highest. Management monitors yield in addition to average rates because yield allows management to track revenue performance across our inventory. Yield is defined by management as revenue earned divided by commercial capacity available.
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
     A portion of our radio segment’s expenses vary in connection with changes in revenue. These variable expenses primarily relate to costs in our sales department, such as salaries, commissions and bad debt. Our programming and general and administrative departments incur most of our fixed costs, such as talent costs, rights fees, utilities and office salaries. Lastly, our highly discretionary costs are in our marketing and promotions department, which we primarily incur to maintain and/or increase our audience share.
Americas and International Outdoor Advertising
     Our revenues are derived from selling advertising space on the displays that we own or operate in key markets worldwide consisting primarily of billboards, street furniture and transit displays. We own the majority of our advertising displays, which typically are located on sites that we either lease or own or for which we have acquired permanent easements. Our advertising contracts typically outline the number of displays reserved, the duration of the advertising campaign and the unit price per display.
     Our advertising rates are based on the gross rating points, or total number of impressions delivered by a display or group of displays, expressed as a percentage of a market population. The number of impressions delivered by a display is measured by the number of people passing the site during a defined period of time and, in some international markets, is weighted to account for such factors as illumination, proximity to other displays and the speed and viewing angle of approaching traffic. Management typically monitors our business by reviewing the average rates, average revenues per display, occupancy, and inventory levels of each of our display types by market. In addition, because a significant portion of our advertising operations are conducted in foreign markets, principally France and the United Kingdom, management reviews the operating results from our foreign operations on a constant dollar basis. A constant dollar basis allows for comparison of operations independent of foreign exchange movements. Because revenue-sharing and minimum guaranteed payment arrangements are more prevalent in our International operations, the margins in our International operations typically are less than the margins in our Americas operations.
     The significant expenses associated with our operations include (i) direct production, maintenance and installation expenses, (ii) site lease expenses for land under our displays and (iii) revenue-sharing or minimum guaranteed amounts payable under our street furniture and transit display contracts. Our direct production, maintenance and installation expenses include costs for printing, transporting and changing the advertising copy on our displays, the related labor costs, the vinyl and paper costs and the costs for cleaning and maintaining our displays. Vinyl and paper costs vary according to the complexity of the advertising copy and the quantity of displays. Our site lease expenses include lease payments for use of the land under our displays, as well as any revenue-sharing arrangements or minimum guaranteed amounts payable that we may have with the landlords. The terms of our site leases and revenue-sharing or minimum guaranteed contracts generally range from 1 to 20 years.
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
     The results in the 2007 period reflect our acquisition of Interspace Airport Advertising, or Interspace, which we acquired in July 2006.

FAS 123(R), Share-Based Payment
     As of March 31, 2007, there was $75.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately three years. The following table details compensation costs related to share-based payments for the three months ended March 31, 2007 and 2006:

(In millions)	2007	2006
Radio Broadcasting
Direct Operating Expenses	$2.0	$2.8
SG&A	2.5	3.5
Americas Outdoor Advertising
Direct Operating Expenses	$0.8	$0.8
SG&A	0.3	0.3
International Outdoor Advertising
Direct Operating Expenses	$0.2	$0.2
SG&A	0.1	0.1
Other
Direct Operating Expenses	$0.2	$0.5
SG&A	0.2	0.6
Corporate	$2.4	$3.4
The comparison of Three Months Ended March 31, 2007 to Three Months Ended March 31, 2006 is as follows:

	Three Months Ended March 31,		%
(In thousands)	2007	2006	Change
Revenue	$1,608,315	$1,489,609	8%
Operating expenses:
Direct operating expenses	669,271	623,302	7%
Selling, general and administrative expenses	461,177	448,658	3%
Depreciation and amortization	147,377	150,066	(2%)
Corporate expenses	49,144	41,524	18%
Merger expenses	1,686	—
Gain on disposition of assets — net	5,297	47,507

Operating income	284,957	273,566	4%
Interest expense	118,074	114,376
Gain (loss) on marketable securities	395	(2,324)
Equity in earnings of nonconsolidated affiliates	5,094	6,909
Other income (expense) — net	53	(583)

Income before income taxes, minority interest, and discontinued operations	172,425	163,192
Income tax benefit (expense):
Current	(36,004)	(4,159)
Deferred	(36,932)	(62,750)

Income tax benefit (expense)	(72,936)	(66,909)
Minority interest expense, net of tax	(276)	780

Income before discontinued operations	99,213	97,063
Income (loss) from discontinued operations, net	3,009	(249)

Net income	$102,222	$96,814

Consolidated Revenue
     Our consolidated revenues increased $118.7 million during the first quarter of 2007 compared to the same period of 2006. Our International revenue increased $49.6 million, including approximately $31.2 million related to movements in foreign exchange. In addition to foreign exchange, International revenue growth was led by street furniture revenues, with billboard revenues increasing as well. Our Americas revenue increased $42.9 million with Interspace, which we acquired in July 2006, contributing approximately $15.3 million of the increase. In addition to Interspace, our Americas revenue growth occurred across our inventory, led by approximately $14.8 million from increased bulletin revenues. Our radio revenue increased $25.6 million primarily from an increase in national revenues and revenue growth in our top 100 markets.
Consolidated Direct Operating Expenses
     Our consolidated direct operating expenses increased approximately $46.0 million during the first quarter of 2007 compared to the same period of 2006. International direct operating expenses increased $34.9 million primarily from $22.5 million related to movements in foreign exchange and an increase in site lease expenses primarily associated with the increase in revenue and new contracts. Americas direct operating expenses increased $14.9 million with Interspace contributing approximately $6.6 million and production expenses contributing $2.0 million. Partially offsetting these increases was a decline in our radio direct operating expenses of approximately $3.0 million primarily from a decline in programming expenses.
Consolidated Selling, General and Administrative Expenses, or SG&A
     Our consolidated SG&A expenses increased approximately $12.5 million during the first quarter of 2007 compared to the same period of 2006. International SG&A expenses increased $6.4 million related to movements in foreign exchange. Americas SG&A expenses increased $6.1 million attributable to $3.0 million from Interspace and the rest primarily attributable to sales expenses associated with the increase in revenue. Our radio SG&A expenses decreased $1.2 million for the same period primarily driven by a decrease in selling expenses as a result of a decline in commission expenses.
Corporate Expenses
     Corporate expenses increased $7.6 million in the first quarter of 2007 compared to the same period of 2006 related to: (i) an increase of $2.6 million related to legal costs, (ii) an increase of $3.4 million in bonus expenses, and (iii) $1.6 million of miscellaneous other items.
Gain (loss) on Disposition of Assets — Net
     The gain on disposition of assets — net for 2007 was $5.3 million related primarily to a $5.5 million gain from the sale of street furniture assets, partially offset by a $1.2 million loss from the sale of land and a $1.0 million loss related to the sale of a radio station and agriculture network.
     The gain on disposition of assets — net in 2006 of $47.5 million mostly related to $17.1 million in our Americas outdoor segment from the swap of assets in one of our markets for the assets of a third party located in a different market and $22.5 million in our radio segment primarily from the sale of programming rights in one of our markets.
Interest Expense
     Interest expense increased $3.7 million during the first quarter of 2007 as compared to the same period of 2006 primarily related to an increase of $6.4 million from a higher balance on our credit facility offset by a decline of $1.7 million from the February 2007 maturity of the 3.125% Notes and $1.0 million of other miscellaneous items.
Gain (loss) on marketable securities
     The gain (loss) on marketable securities for 2007 and 2006 relates solely to the change in value of secured forward exchange contracts and the underlying shares.
Income Tax Benefit (Expense)
     Current tax expense increased $31.8 million for the three months ended March 31, 2007 as compared with the quarter ended March 31, 2006, primarily due to current tax benefits of approximately $22.5 million recorded in 2006 related to the disposition of certain assets. In addition, current tax expense in 2007 was higher due to an increase in Income before income taxes, minority interest, and discontinued operations of $9.2 million.

     Deferred tax expense decreased $25.8 million for the three months ended March 31, 2007 as compared with the quarter ended March 31, 2006, primarily due to deferred tax expense of approximately $22.5 million recorded in 2006 related to the disposition of certain assets.
Discontinued operations
     Income from discontinued operations increased $3.3 million primarily related to the gain on the sale of radio stations that closed in the first quarter of 2007.
Segment Revenue and Divisional Operating Expenses
Radio Broadcasting

	Three Months Ended March 31,
(In thousands)	2007	2006	% Change
Revenue	$819,744	$794,123	3%
Direct operating expenses	239,692	242,703	(1%)
Selling, general and administrative expense	288,334	289,535	(0%)
Depreciation and amortization	31,585	32,653	(3%)

Operating income	$260,133	$229,232	13%

     Our radio revenue increased 3% during the first quarter of 2007 as compared to 2006 primarily from an increase in national revenues and revenue growth in our top 100 markets. Our syndicated radio programming, traffic and on-line businesses also contributed to the revenue growth. Overall, yield per minute increased in the first quarter of 2007 compared to the same period of 2006. We also increased our 15 and 30 second commercials as a percent of total commercial minutes sold. Advertising categories driving the increase in national revenues were services, telecommunications, retail and health and beauty.
     Our radio direct operating expenses decreased approximately $3.0 million primarily from a decline in programming expenses during the first quarter of 2007 as compared to 2006 and our SG&A expenses decreased $1.2 million for the same period primarily driven by a decrease in selling expenses.
Americas Outdoor Advertising

	Three Months Ended March 31,
(In thousands)	2007	2006	% Change
Revenue	$317,023	$274,102	16%
Direct operating expenses	134,914	120,011	12%
Selling, general and administrative expenses	54,243	48,194	13%
Depreciation and amortization	46,561	42,232	10%

Operating income	$81,305	$63,665	28%

     Our Americas revenue increased $42.9 million, or 16%, during the first quarter of 2007 as compared to 2006. Interspace contributed approximately $15.3 million to the increase. In addition to Interspace, the revenue growth occurred across our inventory, led by approximately $14.8 million from increased bulletin revenues. Our bulletin rates increased, with occupancy essentially flat in 2007 compared to 2006. We also experienced rate increases on our poster and shelter inventory. Both national and local revenues experienced growth during the quarter. Revenue growth occurred across many of our markets, including Boston, Miami, Philadelphia and Seattle.
     Direct operating expenses increased $14.9 million in the first quarter of 2007 as compared to 2006 with Interspace contributing approximately $6.6 million and production expenses contributing $2.0 million during this same period. SG&A expenses increased $6.1 million attributable to $3.0 million from Interspace and the rest primarily attributable to sales expenses associated with the increase in revenue.
     Depreciation and amortization increased $4.3 million primarily associated with $3.0 million from Interspace.

International Outdoor Advertising

	Three Months Ended March 31,
(In thousands)	2007	2006	% Change
Revenue	$373,833	$324,267	15%
Direct operating expenses	259,291	224,385	16%
Selling, general and administrative expenses	73,290	66,841	10%
Depreciation and amortization	49,109	54,088	(9%)

Operating income	$(7,857)	$(21,047)	N.A.

     Our International revenue increased $49.6 million, or 15%, in the first quarter of 2007 as compared to 2006. Included in the increase was approximately $31.2 million related to movements in foreign exchange. Growth was led by street furniture revenues, with billboard revenues increasing as well. The increase in street furniture and billboard revenues was primarily attributable to increased yield. On a constant dollar basis, revenue from our operations in France increased in 2007 over 2006 primarily from strong street furniture sales, while revenue was essentially unchanged in the United Kingdom.
     Direct operating expenses increased $34.9 million during the first quarter of 2007 as compared to 2006 primarily from approximately $22.5 million related to movements in foreign exchange and an increase in site lease expenses primarily associated with the increase in revenue and new contracts. SG&A expenses increased $6.4 million primarily related to movements in foreign exchange.
     Depreciation and amortization declined $5.0 million primarily from contracts which we fully amortized at December 31, 2006.
Reconciliation of Segment Operating Income (Loss) to Consolidated Operating Income

	Three Months Ended March 31,
(In thousands)	2007	2006
Radio Broadcasting	$260,133	$229,232
Americas Outdoor Advertising	81,305	63,665
International Outdoor Advertising	(7,857)	(21,047)
Other	1,256	105
Gain on disposition of assets — net	5,297	47,507
Corporate	(55,177)	(45,896)

Consolidated operating income	$284,957	$273,566

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Three Months Ended March 31,
(In thousands)	2007	2006
Cash provided by (used in):
Operating activities	$337,855	$442,875
Investing activities	$(75,717)	$(96,969)
Financing activities	$(283,165)	$(340,574)
Discontinued operations	$14,628	$1,518
Operating Activities
     Cash flow from operating activities for the first quarter of 2007 primarily reflects income before discontinued operations of $99.2 million plus depreciation and amortization of $147.4 million and deferred taxes of $36.9 million. Cash flow from operating activities for the three months ended March 31, 2006 principally reflects income before discontinued operations of $97.1 million plus depreciation and amortization of $150.1 million. Also contributing to cash flow from operating activities for the three months ended March 31, 2006, is a decrease in income taxes receivable of $118.1 million primarily related to a tax refund from the overpayment of taxes in 2005 due to a foreign exchange loss from the restructuring of our international business in anticipation of our strategic realignment and from applying a portion of the capital loss generated from our spin-off of Live Nation to capital gains recognized in 2005.
Investing Activities
     Cash used in investing activities for the first quarter of 2007 and 2006 principally reflects the acquisition of operating assets and property plant and equipment of $79.7 million and $125.3 million, respectively.
Financing Activities
     Cash used in financing activities for the three months ended March 31, 2007 principally reflects net draws on our credit facility of $13.3 million offset by $250.0 million related to the February 2007 maturity of our 3.125% Senior Notes and $92.6 million in dividends paid. Cash used in financing activities for the three months ended March 31, 2006 principally reflects net draws on our credit facility of $127.2 million, net proceeds from our March, 2006 debt offering of $497.5 million offset by $876.3 million related to the purchase of our common stock and $100.9 million in dividends paid.
Discontinued Operations
     We had definitive asset purchase agreements signed for the sale of 93 of our radio stations as of March 31, 2007. The cash flows from these stations, along with 12 stations which were sold in the fourth quarter of 2006 and first quarter of 2007, are reported for both years as cash flows from discontinued operations.
Anticipated Cash Requirements
     We expect to fund anticipated cash requirements (including payments of principal and interest on outstanding indebtedness and commitments, acquisitions, anticipated capital expenditures, quarterly dividends and share repurchases) for the foreseeable future with cash flows from operations and various externally generated funds.
SOURCES OF CAPITAL
As of March 31, 2007 and December 31, 2006 we had the following debt outstanding:

	March 31,	December 31,
(In millions)	2007	2006
Credit facilities	$994.7	$966.5
Long-term bonds (a)	6,289.2	6,531.6
Other borrowings	140.9	164.9

Total Debt	7,424.8	7,663.0
Less: Cash and cash equivalents	107.6	114.0

	$7,317.2	$7,549.0

(a)	Includes $6.2 million and $7.1 million in unamortized fair value purchase accounting adjustment premiums related to the merger with AMFM at March 31, 2007 and December 31, 2006, respectively. Also includes negative $21.8 million and $29.8 million related to fair value adjustments for interest rate swap agreements at March 31, 2007 and December 31, 2006, respectively.
Credit Facility
     We have a multi-currency revolving credit facility in the amount of $1.75 billion, which can be used for general working capital purposes including commercial paper support as well as to fund capital expenditures, share repurchases, acquisitions and the refinancing of public debt securities. At March 31, 2007, the outstanding balance on this facility was $994.7 million and, taking into account letters of credit of $75.9 million, $679.4 million was available for future borrowings, with the entire balance to be repaid on July 12, 2009.
     During the three months ended March 31, 2007, we made principal payments totaling $239.6 million and drew down $252.9 million on the credit facility. As of May 8, 2007, the credit facility’s outstanding balance was $1.0 billion and, taking into account outstanding letters of credit, $668.2 million was available for future borrowings.

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
Debt Covenants
     The significant covenants on our $1.75 billion five-year, multi-currency revolving credit facility relate to leverage and interest coverage contained and defined in the credit agreement. The leverage ratio covenant requires us to maintain a ratio of consolidated funded indebtedness to operating cash flow (each as defined by the credit agreement) of less than 5.25x. The interest coverage covenant requires us to maintain a minimum ratio of operating cash flow (each as defined by the credit agreement) to interest expense of 2.50x. In the event that we do not meet these covenants, we are considered to be in default on the credit facility at which time the credit facility may become immediately due. At March 31, 2007, our leverage and interest coverage ratios were 3.3x and 4.8x, respectively. This credit facility contains a cross default provision that would be triggered if we were to default on any other indebtedness greater than $200.0 million.
     Our other indebtedness does not contain provisions that would make it a default if we were to default on our credit facility.
     The fees we pay on our $1.75 billion, five-year multi-currency revolving credit facility depend on the highest of our long-term debt ratings, unless there is a split rating of more than one level in which case the fees depend on the long-term debt rating that is one level lower than the highest rating. Based on our current ratings level of B+/Baa3, our fees on borrowings are a 52.5 basis point spread to LIBOR and are 22.5 basis points on the total $1.75 billion facility. In the event our ratings improve, the fee on borrowings and facility fee decline gradually to 20.0 basis points and 9.0 basis points, respectively, at ratings of A/A3 or better. In the event that our ratings decline, the fee on borrowings and facility fee increase gradually to 120.0 basis points and 30.0 basis points, respectively, at ratings of BB/Ba2 or lower.
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
     At March 31, 2007 we were in compliance with all debt covenants.
USES OF CAPITAL
Dividends
     Our Board of Directors declared quarterly cash dividends as follows:
(In millions, except per share data)

	Amount
	per
Declaration	Common			Total
Date	Share	Record Date	Payment Date	Payment
October 25, 2006	0.1875	December 31, 2006	January 15, 2007	$92.6
February 21, 2007	0.1875	March 31, 2007	April 15, 2007	93.0
     Additionally, on April 19, 2007, our Board of Directors declared a quarterly cash dividend of $0.1875 per share on our Common Stock. The dividend is payable on July 15, 2007 to shareholders of record at the close of business on June 30, 2007.
Acquisitions
     We acquired Americas outdoor display faces and additional equity interests in an international outdoor company for $12.2 million in cash during the three months ended March 31, 2007.

Capital Expenditures
     Capital expenditures were $67.5 million and $63.8 million in the three months ended March 31, 2007 and 2006, respectively.

	Three Months Ended March 31, 2007 Capital Expenditures
		Americas	International
		Outdoor	Outdoor	Corporate and
(In millions)	Radio	Advertising	Advertising	Other	Total
Non-revenue producing	$16.4	$9.5	$8.4	$3.8	$38.1
Revenue producing	—	13.1	16.3	—	29.4

	$16.4	$22.6	$24.7	$3.8	$67.5

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
MARKET RISK
Interest Rate Risk
     At March 31, 2007, approximately 29% of our long-term debt, including fixed-rate debt on which we have entered into interest rate swap agreements, bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense for the three months ended March 31, 2007 would have changed by $10.8 million and that our net income for the three months ended March 31, 2007 would have changed by $6.3 million. In the event of an adverse change in interest rates, management may take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this interest rate analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.
     At March 31, 2007, we had interest rate swap agreements with a $1.1 billion aggregate notional amount that effectively float interest at rates based upon LIBOR. These agreements expire from May 2009 to March 2012. The fair value of these agreements at March 31, 2007 was a liability of $21.8 million.
Equity Price Risk
     The carrying value of our available-for-sale and trading equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at March 31, 2007 by $44.3 million and would change accumulated comprehensive income (loss) and net income by $16.9 million and $9.2 million, respectively. At March 31, 2007, we also held $16.8 million of investments that do not have a quoted market price, but are subject to fluctuations in their value.
     We maintain derivative instruments on certain of our trading equity securities to limit our exposure to and benefit from price fluctuations on those securities.

Foreign Currency
     We have operations in countries throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. To mitigate a portion of the exposure of international currency fluctuations, we maintain a natural hedge through borrowings in currencies other than the U.S. dollar. In addition, we have U.S. dollar – Euro cross currency swaps which are also designated as a hedge of our net investment in foreign denominated assets. These hedge positions are reviewed monthly. Our foreign operations reported a net loss of $8.5 million for the three months ended March 31, 2007. It is estimated that a 10% change in the value of the U.S. dollar to foreign currencies would change net income for the three months ended March 31, 2007 by $0.9 million.
     Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of our investments in various countries, all of which are accounted for under the equity method. It is estimated that the result of a 10% fluctuation in the value of the dollar relative to these foreign currencies at March 31, 2007 would change our equity in earnings of nonconsolidated affiliates by $0.5 million and would change our net income by approximately $0.3 million for the three months ended March 31, 2007.
     This analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.
Recent Accounting Pronouncements
     Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“Statement 159”), was issued in February 2007. Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Statement 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Statement 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. Statement 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We expect to adopt Statement 159 on January 1, 2008 and do not anticipate adoption to materially impact our financial position or results of operations.
Inflation
     Inflation has affected our performance in terms of higher costs for wages, salaries and equipment. Although the exact impact of inflation is indeterminable, we believe we have offset these higher costs in various manners.
Ratio of Earnings to Fixed Charges
     The ratio of earnings to fixed charges is as follows:

Three Months Ended
March 31,		Year Ended December 31,
2007	2006	2006	2005	2004	2003	2002
1.81	1.80	2.35	2.31	2.86	3.64	2.58
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
Risks Regarding Forward Looking Statements
     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Except for the historical information, this report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including our future levels of cash flow from operations. Management believes that all statements that express expectations and projections with respect to future matters, including the success of our Merger Agreement and the planned sale of radio and television assets; our ability to negotiate contracts having more favorable terms; and the availability of capital resources; are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our financial performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. The Company does not intend to update any forward looking statements.
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
Required information is within Item 2 of this Part I.
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

Part II — OTHER INFORMATION
Item 1. Legal Proceedings
     On September 9, 2003, the Assistant United States Attorney for the Eastern District of Missouri caused a Subpoena to Testify before Grand Jury to be issued to us. The Subpoena requires us to produce certain information regarding commercial advertising run by us on behalf of offshore and / or online (Internet) gambling businesses, including sports bookmaking and casino-style gambling. On October 5, 2006, the Company received a subpoena from the Assistant United States Attorney for the Southern District of New York requiring it to produce certain information regarding substantially the same matters as covered in the subpoena from the Eastern District of Missouri. We are cooperating with such requirements.
     On February 7, 2005, the Company received a subpoena from the State of New York Attorney General’s office, requesting information on policies and practices regarding record promotion on radio stations in the state of New York. We are cooperating with this subpoena.
     On April 19, 2006, we received a letter of inquiry from the Federal Communications Commission (the “FCC”) requesting information about whether consideration was provided by record labels or their agents to us in exchange for the broadcast of music without disclosure of such consideration to the public. On March 21, 2007 we entered into a consent decree with the FCC in connection with this investigation, pursuant to which the FCC closed its investigation and we agreed to pay $3.5 million and adopt certain modifications to our radio broadcasting business practices.
Merger related litigation
     Manson v. Clear Channel Communications, Inc., et al. , No. 2006CI17656 (filed November 16, 2006), one of the putative class action complaints that was pending in the 408th District Court of Bexar County, Texas, in connection with the merger has been voluntarily dismissed by the plaintiff.
     The remaining five putative class actions that were filed in the 408th District Court of Bexar County, Texas, Teitelbaum v. Clear Channel Communications, Inc., et al., No. 2006CI17492 (filed November 14, 2006), City of St. Clair Shores Police and Fire Retirement System v. Clear Channel Communications, Inc., et al., No. 2006CI17660 (filed November 16, 2006), Levy Investments, Ltd. v. Clear Channel Communications, Inc., et al., No. 2006CI17669 (filed November 16, 2006), DD Equity Partners LLC v. Clear Channel Communications, Inc., et al., No. 2006CI7914 (filed November 22, 2006), and Pioneer Investments Kapitalanlagegesellschaft MBH v. L. Lowry Mays, et al. (filed December 7, 2006), have been consolidated into one proceeding and all raise substantially similar allegations on behalf of a purported class of our shareholders against the defendants for breaches of fiduciary duty in connection with the approval of the merger. Plaintiffs in these consolidated class actions have sought from the court a date for a hearing on a motion to temporarily enjoin the shareholder vote that is scheduled for May 8, 2007. In response to that request, the court scheduled a hearing on plaintiffs’ application for a temporary injunction on May 7, 2007, but the plaintiffs subsequently withdrew their request for such hearing and no new date for such hearing has been requested or scheduled.
     On March 9, 2007, Clear Channel filed a motion to dismiss the Pioneer Investments Kapitalanlagegesellschaft mbH v. Clear Channel Communications, Inc., et al., (filed January 30, 2007 in the United States District Court for the Western District of Texas) on a number of grounds including the fact that the claims upon which Pioneer Investments seeks relief in federal court were already pending in the consolidated class actions pending in state court, of which Pioneer Investments is also a plaintiff. No hearing date has been scheduled for the motion to dismiss. Judge Royal Furgeson, who is the presiding judge for Alaska Laborers Employees Retirement Fund v. Clear Channel Communications, Inc., et. al., Case No. SA-07-CA-0042, filed in the United States District Court for the Western District of Texas, San Antonio Division has requested that the Pioneer Investments action pending in federal court be transferred to his court. In February 2007, the defendants in the Alaska Laborers Employees Retirement Fund action filed motions to dismiss the complaint filed in that action. On March 29, 2007, a hearing was held on defendants’ motions to dismiss. At the March 29th hearing, the court dismissed from the Alaska Laborers Employees Retirement Fund action BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. The court also ordered the plaintiffs to file an amended complaint. To date, the plaintiffs have not filed an amended complaint.
     We continue to believe that the allegations contained in each of the pleadings in the above-referenced actions are without merit and we intend to contest the actions vigorously. We cannot assure you that we will successfully defend the allegations included in the complaints or that pending motions to enjoin the transactions contemplated by the merger agreement will not be granted. If we are unable to resolve the claims that are the basis for the lawsuits or to prevail in any related litigation we may be required to pay substantial monetary damages for which we may not be adequately insured, which could have a material adverse effect on our business, financial position and results of operations. Regardless of whether the merger is consummated or the outcome of the lawsuits, we may incur significant related expenses and costs that could have an adverse effect on our business and operations.

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
Item 1A. Risk Factors
     For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There have not been any material changes in the risk factors disclosed in this Annual Report on Form 10-K.
     Additional information relating to risk factors is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Risks Regarding Forward-Looking Statements.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) Purchases of Equity Securities by the Issuer and Affiliated Purchases.
     On March 9, 2006, our Board of Directors authorized a share repurchase program, permitting us to repurchase $600.0 million of our common stock. This authorization expired on March 9, 2007. On September 6, 2006, our Board of Directors authorized an additional share repurchase program, permitting us to repurchase an additional $1.0 billion of our common stock. This increase expires on September 6, 2007, although the program may be discontinued or suspended at anytime prior to its expiration. During the three months ended March 31, 2007, we did not repurchase any shares through this program; however, we accepted shares in payment of income taxes due upon the vesting of restricted stock awards as follows:

			Total Number of
			Shares Purchased as	Maximum Dollar Value
	Total Number	Average Price	Part of Publicly	of Shares that May Yet
	of Shares	Paid per	Announced	Be Purchased Under the
Period	Purchased	Share	Programs	Programs
January 1 through January 31	1,331	$36.38	—	$1,017,476,855
February 1 through February 28	3,245	$37.68	—	$1,017,476,855
March 1 through March 31	—		—	$1,000,000,000
Total	4,576		—
Item 6. Exhibits
     See the Index to Exhibits, which is incorporated into and made a part of this Quarterly Report on Form 10-Q.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL COMMUNICATIONS, INC.

May 9, 2007	/s/ Randall T. Mays
Randall T. Mays
President and
Chief Financial Officer

May 9, 2007	/s/ Herbert W. Hill, Jr.
Herbert W. Hill, Jr.
Senior Vice President and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
2.1	Agreement and Plan of Merger among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC and Clear Channel Communications, Inc., dated as of November 16, 2006 (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated November 16, 2006).

2.2	Amendment No. 1, dated April 18, 2007, to the Agreement and Plan of Merger, dated as of November 16, 2006, by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC and Clear Channel Communications, Inc. (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated April 18, 2007).

3.1	Current Articles of Incorporation of the Company (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-3 (Reg. No. 333-33371) dated September 9, 1997).

3.2	Current Bylaws of the Company.

3.3	Amendment to the Company’s Articles of Incorporation (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Second Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

3.5	Third Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000).

4.1	Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B.J. McCombs, John M. Schaefer and John W. Barger, dated August 3, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.2	Waiver and Second Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated August 17, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.3	Waiver and Third Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated July 26, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.4	Waiver and Fourth Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated September 27, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.5	Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B. J. McCombs, John M. Schaefer and John W. Barger, dated May 31, 1977 (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-1 (Reg. No. 33-289161) dated April 19, 1984).

4.6	Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

4.7	Second Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

Exhibit
Number	Description
4.8	Third Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

4.9	Ninth Supplemental Indenture dated September 12, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

4.10	Eleventh Supplemental Indenture dated January 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.11	Twelfth Supplemental Indenture dated March 17, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated March 18, 2003).

4.12	Thirteenth Supplemental Indenture dated May 1, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated May 2, 2003).

4.13	Fourteenth Supplemental Indenture dated May 21, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated May 22, 2003).

4.14	Sixteenth Supplemental Indenture dated December 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated December 10, 2003).

4.15	Seventeenth Supplemental Indenture dated September 15, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated September 15, 2004).

4.16	Eighteenth Supplemental Indenture dated November 22, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated November 17, 2004).

4.17	Nineteenth Supplemental Indenture dated December 13, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated December 13, 2004).

4.18	Twentieth Supplemental Indenture dated March 21, 2006, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated March 21, 2006).

Exhibit
Number	Description
4.19	Twenty-first Supplemental Indenture dated August 15, 2006, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated August 16, 2006).

11	Statement re: Computation of Per Share Earnings.

12	Statement re: Computation of Ratios.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.