Form 10-Q
period 2007-06-30
CLEAR CHANNEL COMMUNICATIONS INC
filed 2007-08-09
CIK 739708

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________
Commission file number 1-9645
CLEAR CHANNEL COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Texas (State of Incorporation)	74-1787539 (I.R.S. Employer Identification No.)

200 East Basse Road San Antonio, Texas (Address of principal executive offices)	78209 (Zip Code)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each class of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2007

Common Stock, $.10 par value	497,932,764

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

PART I
Item 1. UNAUDITED FINANCIAL STATEMENTS
CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$91,784	$116,000
Accounts receivable, net of allowance of $58,324 in 2007 and $56,068 in 2006	1,668,713	1,619,858
Prepaid expenses	138,333	122,000
Other current assets	236,250	244,103
Income taxes receivable	—	7,392
Current assets from discontinued operations	84,292	96,377

Total Current Assets	2,219,372	2,205,730

PROPERTY, PLANT AND EQUIPMENT
Land, buildings and improvements	794,718	768,574
Structures	3,707,008	3,601,653
Towers, transmitters and studio equipment	606,251	587,929
Furniture and other equipment	547,661	524,378
Construction in progress	106,973	89,823

	5,762,611	5,572,357
Less accumulated depreciation	2,809,573	2,605,774

	2,953,038	2,966,583

Property, plant and equipment from discontinued operations, net	235,508	269,627

INTANGIBLE ASSETS
Definite-lived intangibles, net	493,548	522,482
Indefinite-lived intangibles — licenses	4,191,539	4,199,971
Indefinite-lived intangibles — permits	245,593	260,950
Goodwill	7,116,195	7,082,024

Intangible assets from discontinued operations, net	513,914	540,900

OTHER ASSETS
Notes receivable	6,561	6,318
Investments in, and advances to, nonconsolidated affiliates	330,448	311,258
Other assets	281,063	249,524
Other investments	236,923	245,064
Other assets from discontinued operations	24,760	35,547

Total Assets	$18,848,462	$18,895,978

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY
(In thousands)

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
CURRENT LIABILITIES
Accounts payable	$112,821	$151,577
Accrued expenses	882,237	884,479
Accrued interest	103,504	112,049
Accrued income taxes	46,776	—
Current portion of long-term debt	688,821	336,375
Deferred income	186,332	134,287
Current liabilities from discontinued operations	28,943	45,079

Total Current Liabilities	2,049,434	1,663,846

Long-term debt	6,519,119	7,326,700
Other long-term obligations	81,421	68,509
Deferred income taxes	695,469	746,617
Other long-term liabilities	782,652	673,953
Long-term liabilities from discontinued operations	22,029	24,621

Minority interest	383,007	349,391
Commitments and contingent liabilities (Note 6)

SHAREHOLDERS’ EQUITY
Common Stock	49,807	49,399
Additional paid-in capital	26,833,564	26,745,687
Retained deficit	(18,902,708)	(19,054,365)
Accumulated other comprehensive income	338,474	304,975
Cost of shares held in treasury	(3,806)	(3,355)

Total Shareholders’ Equity	8,315,331	8,042,341

Total Liabilities and Shareholders’ Equity	$18,848,462	$18,895,978

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Revenue	$3,263,343	$3,056,856	$1,778,237	$1,688,844
Operating expenses:
Direct operating expenses (includes share-based payments of $8,172, $8,106, $5,172 and $4,086 for the six and three months ended June 30, 2007 and 2006, respectively, and excludes depreciation and amortization)	1,293,752	1,194,454	671,094	617,323
Selling, general and administrative expenses (includes share-based payments of $7,331, $8,394, $4,499 and $4,210 for the six and three months ended June 30, 2007 and 2006, respectively, and excludes depreciation and amortization)	845,606	827,438	437,924	432,459
Depreciation and amortization	279,637	289,299	141,310	148,189
Corporate expenses (includes share-based payments of $6,082, $5,735, $3,668 and $2,332 for the six and three months ended June 30, 2007 and 2006, respectively, and excludes depreciation and amortization)	91,194	88,746	43,044	48,239
Merger expenses	4,370	—	2,684	—
Gain (loss) on disposition of assets — net	11,041	49,221	4,090	821

Operating income	759,825	706,140	486,271	443,455
Interest expense	234,499	237,674	116,422	123,298
Gain (loss) on marketable securities	(15)	(3,324)	(410)	(1,000)
Equity in earnings of nonconsolidated affiliates	16,699	16,624	11,435	9,715
Other income (expense) — net	328	(5,257)	340	(4,609)

Income before income taxes, minority interest and discontinued operations	542,338	476,509	381,214	324,263
Income tax benefit (expense):
Current	(150,782)	(106,764)	(120,989)	(104,542)
Deferred	(73,912)	(93,931)	(36,494)	(33,417)

Income tax benefit (expense)	(224,694)	(200,695)	(157,483)	(137,959)
Minority interest expense, net of tax	15,245	12,957	14,970	13,736

Income before discontinued operations	302,399	262,857	208,761	172,568
Income from discontinued operations, net	35,813	31,445	27,229	24,920

Net income	$338,212	$294,302	$235,990	$197,488

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	45,889	26,386	37,138	17,297
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	(11,177)	(62,959)	(4,218)	(38,901)
Unrealized holding gain (loss) on cash flow derivatives	—	61,001	—	35,437

Comprehensive income	$372,924	$318,730	$268,910	$211,321

Net income per common share:
Income before discontinued operations — Basic	$.61	$.52	$.42	$.34
Discontinued operations — Basic	.07	.06	.06	.05

Net income — Basic	$.68	$.58	$.48	$.39

Weighted average common shares — basic	494,105	509,591	494,364	501,136
Income before discontinued operations — Diluted	$.61	$.52	$.42	$.34
Discontinued operations — Diluted	.07	.06	.06	.05

Net income — Diluted	$.68	$.58	$.48	$.39

Weighted average common shares — diluted	495,280	510,392	495,688	502,060

Dividends declared per share	$.375	$.375	$.1875	$.1875
See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$338,212	$294,302
(Income) loss from discontinued operations, net	(35,813)	(31,445)

	302,399	262,857

Reconciling items:
Depreciation and amortization	279,637	289,299
Deferred taxes	73,912	93,931
(Gain) loss on disposal of assets	(11,041)	(49,221)
(Gain) loss forward exchange contract	9,505	11,406
(Gain) loss on trading securities	(9,490)	(8,082)
Provision for doubtful accounts	16,091	13,232
Share-based compensation	21,585	22,235
Equity in earnings of non-consolidated affiliates	(16,699)	(16,624)
Other reconciling items — net	13,935	25,537
Changes in operating assets and liabilities:
Federal income tax refund	—	133,336
Decrease in income taxes receivable	58,944	82,020
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	(79,780)	(87,182)

Net cash provided by operating activities	658,998	772,744
Cash flows from investing activities:
Increase in restricted cash	—	(81,333)
Decrease (increase) in notes receivable — net	(242)	(1,155)
Decrease (increase) in investments in and advances to nonconsolidated affiliates — net	10,331	2,614
Purchases of investments	(384)	(461)
Purchases of property, plant and equipment	(152,373)	(147,755)
Proceeds from disposal of assets	18,280	60,280
Acquisition of operating assets, net of cash acquired	(51,539)	(149,441)
Decrease (increase) in other — net	(25,386)	(66,998)

Net cash used in investing activities	(201,313)	(384,249)
Cash flows from financing activities:
Draws on credit facilities	368,872	1,943,270
Payments on credit facilities	(576,527)	(1,509,325)
Proceeds from long-term debt	12,481	506,159
Payments on long-term debt	(261,873)	(49,287)
Payments for purchase of common shares	—	(1,103,737)
Proceeds from exercise of stock options, stock purchase plan, common stock warrants and other	75,985	14,036
Dividends paid	(185,641)	(196,377)

Net cash used in financing activities	(566,703)	(395,261)
Cash flows from discontinued operations:
Net cash provided by operating activities	33,459	55,456
Net cash provided by (used in) investing activities	51,343	(26,963)
Net cash provided by (used in) financing activities	—	—

Net cash provided by discontinued operations	84,802	28,493

Net (decrease) increase in cash and cash equivalents	(24,216)	21,727

Cash and cash equivalents at beginning of period	116,000	84,337

Cash and cash equivalents at end of period	$91,784	$106,064

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
Merger Update
On May 17, 2007 the Company entered into a second amendment to its previously announced Merger Agreement with a private equity group co-led by Thomas H. Lee Partners, L.P. and Bain Capital Partners, LLC. Under the terms of the Merger Agreement, as amended, the Company’s shareholders can elect to have each share of the Company’s common stock they own to be converted into the right to receive either (1) $39.20 in cash, without interest, or (2) one share of Class A common stock of CC Media Holdings, Inc, a corporation formed by the private equity group that, after the merger, will be the ultimate corporate parent of the Company.
Unaffiliated shareholders and option holders of the Company will have the right to select the form of merger consideration they receive. This election is subject to pro rata adjustment in the event that elections to receive Class A common stock would require CC Media Holdings, Inc. to issue more than 30.6 million shares of Class A common stock, or approximately 30% of the outstanding capital stock and voting power of CC Media Holdings, Inc., immediately following the merger. In addition, no shareholder or option holder who has selected the stock consideration may be allocated a number of CC Media Holdings, Inc. Class A common stock representing more than 9.9% of the outstanding common stock of CC Media Holdings, Inc., immediately following the merger. The limitation on the aggregate number of shares to be issued as stock consideration will allow up to a maximum of approximately 6% of the shares of the Company’s common stock and stock options outstanding as of the record date of the special meeting to be converted into Class A common stock of CC Media Holdings, Inc. as merger consideration.
The consummation of the merger is subject to shareholder approval, antitrust clearances, FCC approval and other customary closing conditions. Assuming satisfaction of the closing conditions, the parties expect to close the merger during the fourth quarter of 2007.
Certain Reclassifications
The Company has reclassified certain selling, general and administrative expenses to direct operating expenses in 2006 to conform to current year presentation. As a result of the divestiture of certain of its radio stations and its television business, the historical footnote disclosures have been revised to exclude amounts related to these businesses.
Discontinued Operations and Assets Held for Sale
On November 16, 2006, the Company announced plans to sell certain radio markets, comprising 448 of its radio stations, as well as all of its television stations. The radio markets are located outside the top 100 U.S. media markets. As of June 30, 2007, the Company had sold 26 radio stations, 5 of which were not part of the announced 448 stations, and had definitive agreements to sell an additional 374 radio stations, 8 of which were not part of the announced 448 stations. The closing of the transactions under definitive asset purchase agreements are subject to antitrust clearances, FCC approval and other customary closing conditions. The Company determined that each of these markets represents a disposal group. Consistent with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“Statement 144”), the Company classified these markets’ assets and liabilities that are subject to transfer under the definitive asset purchase agreements as discontinued operations at June 30, 2007 and December 31, 2006. Accordingly, depreciation and amortization associated with these assets was discontinued. Additionally, the Company determined that these markets comprise operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. As of June 30, 2007, the Company determined that the estimated fair value less costs to sell attributable to these markets was in excess of the carrying value of their related net assets held for sale.
On April 20, 2007, the Company entered into a definitive agreement to sell its television business for approximately $1.2 billion. The transaction is expected to close in the fourth quarter of 2007, subject to regulatory approvals and other customary closing conditions. Consistent with its radio station divestitures, the Company classified its television business as discontinued operations at June 30, 2007 and December 31, 2006 and presented the results of operations as discontinued operations, net of tax, for all periods presented. As of June 30, 2007, the Company determined that the estimated fair value less costs to sell attributable to its television business was in excess of the carrying value of their related net assets held for sale.
Summarized operating results for the six and three months ended June 30, 2007 and 2006 from these businesses are as follows:

	Six Months		Three Months
(In thousands)	2007	2006	2007	2006
Revenue	$282,071	$301,941	$146,463	$163,908
Income before income taxes	$62,391	$44,268	$48,276	$33,744
Included in income from discontinued operations, net are income tax expenses of $26.6 million, $12.8 million, $21.0 million and $8.8 million for the six and three months ended June 30, 2007 and 2006, respectively. Also included in income from discontinued operations for the six and three months ended June 30, 2007 is a gain on the sale of certain radio stations of $19.6 million and $16.8 million, respectively.
The following table summarizes the carrying amount at June 30, 2007 and December 31, 2006 of the major classes of assets and liabilities of the Company’s businesses classified as discontinued operations:

(In thousands)	June 30,	December 31,
Assets	2007	2006
Accounts receivable, net	$70,673	$75,490
Other current assets	13,619	20,887

Total current assets	$84,292	$96,377

Land, buildings and improvements	$106,075	$137,729
Transmitter and studio equipment	286,641	298,173
Other property, plant and equipment	41,009	37,651
Less accumulated depreciation	(198,217)	(203,926)

Property, plant and equipment, net	$235,508	$269,627

Definite-lived intangibles, net	$307	$335
Licenses	128,630	131,691
Goodwill	384,977	408,874

Total intangible assets	$513,914	$540,900

Film rights	$16,486	$20,442
Other long-term assets	8,274	15,105

Total non current assets	$24,760	$35,547

Liabilities
Accounts payable and accrued expenses	$3,321	$5,345
Film liability	14,131	21,765
Other current liabilities	11,491	17,969

Total current liabilities	$28,943	$45,079

Film liability	18,919	22,158
Deferred income	3,110	2,463

Total long-term liabilities	$22,029	$24,621

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
New Accounting Standard
The Company adopted Financial Accounting Standard Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements. FIN 48 prescribes a recognition threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken within an income tax return. The adoption of FIN 48 resulted in a decrease of $0.2 million to the January 1, 2007 balance of “Retained deficit”, an increase of $101.7 million in “Other long term-liabilities” for unrecognized tax benefits and a decrease of $123.0 million in “Deferred income taxes”. The total amount of unrecognized tax benefits at January 1, 2007 was $416.1 million, inclusive of $89.6 million for interest. Of this total, $218.4 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.
The Company continues to record interest and penalties related to unrecognized tax benefits in current income tax expense. The total amount of interest accrued during the six and three months ended June 30, 2007 was $19.6 million and $9.5 million, respectively. The total amount of unrecognized tax benefits at June 30, 2007 was $435.1 million.
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
The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at June 30, 2007 and December 31, 2006:

(In thousands)	June 30, 2007		December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Transit, street furniture, and other outdoor contractual rights	$837,445	$565,791	$821,364	$530,063
Talent contracts	125,270	123,880	125,270	115,537
Representation contracts	367,093	193,122	349,493	175,658
Other	121,221	74,688	120,930	73,317

Total	$1,451,029	$957,481	$1,417,057	$894,575

Total amortization expense from definite-lived intangible assets for the six and three months ended June 30, 2007 and for the year ended December 31, 2006 was $54.7 million, $28.5 million and $150.7 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:
(In thousands)

2008	$82,192
2009	69,958
2010	51,962
2011	42,136
2012	40,593

As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, amortization expense may vary.
The Company’s indefinite-lived intangible assets consist of FCC broadcast licenses and billboard permits. FCC broadcast licenses are granted to both radio and television stations for up to eight years under the Telecommunications Act of 1996. The Act requires the FCC to renew a broadcast license if: it finds that the station has served the public interest, convenience and necessity; there have been no serious violations of either the Communications Act of 1934 or the FCC’s rules and regulations by the licensee; and there have been no other serious violations which taken together constitute a pattern of abuse. The licenses may be renewed indefinitely at little or no cost. The Company does not believe that the technology of wireless broadcasting will be replaced in the foreseeable future. The Company’s billboard permits are issued in perpetuity by state and local governments and are transferable or renewable at little or no cost. Permits typically include the location which allows the Company the right to operate an advertising structure. The Company’s permits are located on either owned or leased land. In cases where the Company’s permits are located on leased land, the leases are typically from 10 to 20 years and renew indefinitely, with rental payments generally escalating at an inflation based index. If the Company loses its lease, the Company will typically obtain permission to relocate the permit or bank it with the municipality for future use.
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
Goodwill
The Company tests goodwill for impairment using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the six month period ended June 30, 2007:

		Americas	International
(In thousands)	Radio	Outdoor	Outdoor	Other	Total
Balance as of December 31, 2006	$5,987,831	$667,986	$425,630	$577	$7,082,024
Acquisitions	6,399	9,817	7,601	—	23,817
Dispositions	(4,296)	—	—	—	(4,296)
Foreign currency	—	6,398	7,873	—	14,271
Adjustments	613	(234)	—	—	379

Balance as of June 30, 2007	$5,990,547	$683,967	$441,104	$577	$7,116,195

Note 3: DERIVATIVE INSTRUMENTS
The Company holds options under two secured forward exchange contracts that limit its exposure to and benefit from price fluctuations in American Tower Corporation (“AMT”) over the terms of the contracts (the “AMT contracts”). These options are not designated as hedges of the underlying shares of AMT. The AMT contracts had a value of $19.8 million and $10.3 million recorded in “Other long term liabilities” at June 30, 2007 and December 31, 2006, respectively. For the six months ended June 30, 2007 and year ended December 31, 2006, the Company recognized losses of $9.5 million and $22.0 million, respectively, in “Gain (loss) on marketable securities” related to the change in fair value of the options. To offset the change in the fair value of these contracts, the Company has recorded AMT shares as trading securities. During the six months ended June 30, 2007 and year ended December 31, 2006, the Company recognized gains of $9.5 million and $20.5 million, respectively, in “Gain (loss) on marketable securities” related to the change in the fair value of the shares.

The Company is exposed to foreign currency exchange risks related to its investment in net assets in foreign countries. To manage this risk, the Company entered into two United States dollar — Euro cross currency swaps with an aggregate Euro notional amount of €706.0 million and a corresponding aggregate U.S. dollar notional amount of $877.7 million. These cross currency swaps had a value of $81.4 million at June 30, 2007 and $68.5 million at December 31, 2006, which was recorded in “Other long-term obligations”. These cross currency swaps require the Company to make fixed cash payments on the Euro notional amount while it receives fixed cash payments on the equivalent U.S. dollar notional amount, all on a semiannual basis. The Company has designated these cross currency swaps as a hedge of its net investment in Euro denominated assets. The Company selected the forward method under the guidance of the Derivatives Implementation Group Statement 133 Implementation Issue H8, Foreign Currency Hedges: Measuring the Amount of Ineffectiveness in a Net Investment Hedge. The forward method requires all changes in the fair value of the cross currency swaps and the semiannual cash payments to be reported as a cumulative translation adjustment in other comprehensive income in the same manner as the underlying hedged net assets. As of June 30, 2007, a $48.8 million loss, net of tax, was recorded as a cumulative translation adjustment to other comprehensive income related to the cross currency swap.
Note 4: RECENT DEVELOPMENTS
Acquisitions
The Company acquired Americas outdoor display faces and additional equity interests in international outdoor companies for $32.7 million in cash during the six months ended June 30, 2007. The Company’s national representation business acquired representation contracts for $18.8 million in cash during the six months ended June 30, 2007.
Disposition of Assets
The Company received proceeds of $18.3 million primarily related to the sale of representation contracts and international street furniture assets recorded in cash flows from investing activities and recorded a gain of $6.3 million in Gain (loss) on disposition of assets — net during the six months ended June 30, 2007. The Company also received proceeds of $57.7 million related to the sale of radio stations recorded as investing cash flows from discontinued operations and recorded a gain of $19.6 million as a component of Income from discontinued operations, net during the six months ended June 30, 2007.
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
Note 5: RESTRUCTURING
The Company restructured its outdoor operations in France in the third quarter of 2005. As a result, the Company recorded $26.6 million in restructuring costs as a component of selling, general and administrative expenses. Of the $26.6 million, $22.5 million was related to severance costs and $4.1 million was related to other costs. During 2007, $7.8 million of related costs were paid and charged to the restructuring accrual. As of June 30, 2007, the balance was $3.3 million.
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
Note 7: GUARANTEES
Within the Company’s $1.75 billion credit facility, there exists a $150.0 million sub-limit available to certain of the Company’s international subsidiaries. This $150.0 million sub-limit allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provide funds to the Company’s international operations for certain working capital needs. Subsidiary borrowings under this sub-limit are guaranteed by the Company. At June 30, 2007, this portion of the $1.75 billion credit facility’s outstanding balance was $16.1 million, which is recorded in “Long-term debt” on the Company’s financial statements.
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
The Company guarantees $40.1 million of credit lines provided to certain of its international subsidiaries by a major international bank. Most of these credit lines relate to intraday overdraft facilities covering participants in the Company’s European cash management pool. As of June 30, 2007, no amounts were outstanding under these agreements.
As of June 30, 2007, the Company has outstanding commercial standby letters of credit and surety bonds of $82.4 million and $41.2 million, respectively. These letters of credit and surety bonds relate to various operational matters including insurance, bid, and performance bonds as well as other items. Letters of credit issued under the Company’s $1.75 billion credit facility reduce the borrowing availability on the credit facility, and are included in the Company’s calculation of its leverage ratio covenant under the bank credit facilities. The surety bonds are not considered as borrowings under the Company’s bank credit facilities.
Note 8: SEGMENT DATA
The Company has three reportable segments, which it believes best reflects how the Company is currently managed — radio broadcasting, Americas outdoor advertising and International outdoor advertising. The Americas outdoor advertising segment consists primarily of our operations in the United States, Canada and Latin America, and the International outdoor segment includes operations primarily in Europe, Asia, Africa and Australia. The category “other” includes media representation and other general support services and initiatives. Revenue and expenses earned and charged between segments are recorded at fair value and eliminated in consolidation.

(In thousands)					Corporate,
					Merger
		Americas	International		and Gain on
	Radio	Outdoor	Outdoor		disposition of
	Broadcasting	Advertising	Advertising	Other	assets — net	Eliminations	Consolidated
Six Months Ended June 30, 2007
Revenue	$1,692,622	$693,866	$833,703	$106,804	$—	$(63,652)	$3,263,343
Direct operating expenses	462,749	279,799	543,549	41,601	—	(33,946)	1,293,752
Selling, general and administrative expenses	562,305	110,368	151,722	50,917	—	(29,706)	845,606
Depreciation and amortization	56,605	93,193	100,630	20,979	8,230	—	279,637
Corporate expenses	—	—	—	—	91,194	—	91,194
Merger expenses	—	—	—	—	4,370	—	4,370
Gain on disposition of assets — net	—	—	—	—	11,041	—	11,041

Operating income (loss)	$610,963	$210,506	$37,802	$(6,693)	$(92,753)	$—	$759,825

Intersegment revenues	$22,629	$6,734	$—	$34,289	$—	$—	$63,652
Identifiable assets	$11,717,492	$2,798,497	$2,451,724	$700,638	$321,637	$—	$17,989,988
Capital expenditures	$35,962	$50,464	$61,654	$4,293	$—	$—	$152,373
Share-based payments	$11,140	$3,592	$770	$—	$6,083	$—	$21,585
Six Months Ended June 30, 2006
Revenue	$1,658,254	$609,349	$737,423	$111,811	$—	$(59,981)	$3,056,856
Direct operating expenses	467,002	248,933	469,622	41,726	—	(32,829)	1,194,454
Selling, general and administrative expenses	567,413	98,817	135,817	52,543	—	(27,152)	827,438
Depreciation and amortization	60,276	83,485	113,662	22,682	9,194	—	289,299
Corporate expenses	—	—	—	—	88,746	—	88,746
Gain on disposition of assets — net	—	—	—	—	49,221	—	49,221

Operating income (loss)	$563,563	$178,114	$18,322	$(5,140)	$(48,719)	$—	$706,140

Intersegment revenues	$20,108	$4,918	$—	$34,955	$—	$—	$59,981
Identifiable assets	$11,705,732	$2,629,819	$2,337,087	$679,835	$525,548	$—	$17,878,021
Capital expenditures	$41,454	$31,536	$73,808	$957	$—	$—	$147,755
Share-based payments	$12,619	$2,387	$666	$828	$5,735	$—	$22,235
Three Months Ended June 30, 2007
Revenue	$918,351	$376,843	$459,870	$56,171	$—	$(32,998)	$1,778,237
Direct operating expenses	235,683	144,885	284,258	21,665	—	(15,397)	671,094
Selling, general and administrative expenses	295,407	56,125	78,432	25,561	—	(17,601)	437,924
Depreciation and amortization	28,153	46,632	51,521	10,917	4,087	—	141,310
Corporate expenses	—	—	—	—	43,044	—	43,044
Merger expenses	—	—	—	—	2,684	—	2,684
Gain on disposition of assets — net	—	—	—	—	4,090	—	4,090

Operating income (loss)	$359,108	$129,201	$45,659	$(1,972)	$(45,725)	$—	$486,271

Intersegment revenues	$12,207	$4,851	$—	$15,940	$—	$—	$32,998
Share-based payments	$6,676	$2,466	$529	$—	$3,668	$—	$13,339

(In thousands)					Corporate,
					Merger and
		Americas	International		Gain on
	Radio	Outdoor	Outdoor		disposition of
	Broadcasting	Advertising	Advertising	Other	assets — net	Eliminations	Consolidated
Three Months Ended June 30, 2006
Revenue	$910,194	$335,247	$413,156	$59,656	$—	$(29,409)	$1,688,844
Direct operating expenses	237,092	128,922	245,237	20,913	—	(14,841)	617,323
Selling, general and administrative expenses	300,678	50,623	68,976	26,750	—	(14,568)	432,459
Depreciation and amortization	31,047	41,253	59,574	11,392	4,923	—	148,189
Corporate expenses	—	—	—	—	48,239	—	48,239
Gain on disposition of assets — net	—	—	—	—	821	—	821

Operating income (loss)	$341,377	$114,449	$39,369	$601	$(52,341)	$—	$443,455

Intersegment revenues	$9,310	$3,131	$—	$16,968	$—	$—	$29,409
Share-based payments	$6,310	$1,230	$343	$413	$2,332	$—	$10,628
Revenue of $888.0 million and $785.0 million derived from foreign operations are included in the data above for the six months ended June 30, 2007 and 2006, respectively. Revenue of $489.5 million and $439.6 million derived from foreign operations are included in the data above for the three months ended June 30, 2007 and 2006, respectively. Identifiable assets of $2.7 billion and $2.6 billion derived from foreign operations are included in the data above for the six months ended June 30, 2007 and 2006, respectively.
Note 9: SUBSEQUENT EVENTS
On July 27, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.1875 per share on the Company’s Common Stock. The dividend is payable on October 15, 2007 to shareholders of record at the close of business on September 30, 2007.
The Company announced on July 17, 2007 that it has set a new record date for the special meeting of shareholders regarding the proposed merger with the group co-led by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. The Company’s shareholders of record as of 5:00 p.m. Eastern Daylight Savings Time on July 27, 2007, will be entitled to vote at the special meeting.
Subsequent to June 30, 2007, the Company entered into definitive agreements for the sale of 13 additional radio stations. The closing of these sales is subject to antitrust clearances, FCC approval and other customary closing conditions. The Company also completed the sale of 11 radio stations it had under definitive asset purchase agreements at June 30, 2007.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Proposed Merger with a Group led by Thomas H. Lee Partners, L.P. and Bain Capital Partners, LLC
     On May 17, 2007, we entered into a second amendment to our previously announced Merger Agreement with a private equity group co-led by Thomas H. Lee Partners, L.P. and Bain Capital Partners, LLC. Under the terms of the Merger Agreement, as amended, the Company’s shareholders can elect to have each share of Company’s common stock they own to be converted into the right to receive either (1) $39.20 in cash, without interest, or (2) one share of Class A common stock of CC Media Holdings, Inc., a corporation formed by the private equity group that, after the merger, will be the ultimate corporate parent of the Company.
     Unaffiliated shareholders and option holders of the Company will have the right to select the form of merger consideration they receive. This election is subject to pro rata adjustment in the event that elections to receive Class A common stock would require CC Media Holdings, Inc. to issue more than 30.6 million shares of Class A common stock, or approximately 30% of the outstanding capital stock and voting power of CC Media Holdings, Inc. immediately following the merger. In addition, no shareholder or option holder who has selected the stock consideration may be allocated a number of CC Media Holdings, Inc. Class A common stock representing more than 9.9% of the outstanding common stock of CC Media Holdings, Inc. immediately following the merger. The limitation on the aggregate number of shares to be issued as stock consideration will allow up to a maximum of approximately 6% of the shares of the Company’s common stock and stock options outstanding as of the record date of the special meeting to be converted into Class A common stock of CC Media Holdings, Inc. as merger consideration.
     We announced on July 17, 2007 that we set a new record date for the special meeting of shareholders regarding the second amendment to our Merger Agreement. Our shareholders of record as of 5:00 p.m. Eastern Daylight Savings Time on July 27, 2007, will be entitled to vote at the special meeting.
     The consummation of the merger is subject to shareholder approval, antitrust clearances, FCC approval and other customary closing conditions. Assuming satisfaction of the closing conditions, the parties expect to close the merger during the fourth quarter of 2007.
Sale of Radio Stations and all of our Television Stations
     On November 16, 2006, we announced plans to sell 448 radio stations and all of our television stations. The sale of these assets is not contingent on the closing of the merger described above. Definitive asset purchase agreements were signed for 374 radio stations, 8 of which were not part of the announced 448 stations, as of June 30, 2007. These stations, along with 26 stations which were sold in the fourth quarter of 2006 and first six months of 2007, 5 of which were not part of the announced 448 stations, were classified as assets from discontinued operations in our consolidated balance sheet and as discontinued operations in our consolidated statements of operations. Through August 7, 2007, we had definitive asset purchase agreements for the sale of 13 additional radio stations. The closing of these sales is subject to antitrust clearances, FCC approval and other customary closing conditions. Also through August 7, 2007, we completed the sales of 11 radio stations that were under definitive agreement at June 30, 2007.
     On April 20, 2007, we announced that we entered into a definitive agreement to sell our television business for approximately $1.2 billion. The sale of our television business is not contingent on the closing of the merger described above. The transaction is expected to close in the fourth quarter of 2007, subject to regulatory approvals and other customary closing conditions. Our television business is reported as assets and liabilities of discontinued operations on our consolidated balance sheet and the results of operations as discontinued operations on our statements of operations.
Format of Presentation
     Management’s discussion and analysis of our results of operations and financial condition should be read in conjunction with the consolidated financial statements and related footnotes. Our discussion is presented on both a consolidated and segment basis. Our reportable operating segments are Radio Broadcasting, or radio, which includes our national syndication business, Americas Outdoor Advertising, or Americas, and International Outdoor Advertising, or International. Included in the “other” segment are our media representation business, Katz Media, as well as other general support services and initiatives.
     We manage our operating segments primarily focusing on their operating income, while Corporate expenses, Merger expenses, Gain (loss) on disposition of assets — net, Interest expense, Gain (loss) on marketable securities, Equity in earnings of nonconsolidated affiliates, Other income (expense) — net, Income tax benefit (expense) and Minority interest — net of tax are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.

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
     Management also looks at radio revenue by market size, as defined by Arbitron. Typically, larger markets can reach larger audiences with wider demographics than smaller markets. Additionally, management reviews our share of target demographics listening to the radio in an average quarter hour. This metric gauges how well our formats are attracting and retaining listeners.
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
     Our advertising rates are based on the gross rating points, or total number of impressions delivered by a display or group of displays, expressed as a percentage of a market population. The number of impressions delivered by a display is measured by the number of people passing the site during a defined period of time and, in some international markets, is weighted to account for such factors as illumination, proximity to other displays and the speed and viewing angle of approaching traffic. Management typically monitors our business by reviewing the average rates, average revenues per display, or yield, occupancy, and inventory levels of each of our display types by market. In addition, because a significant portion of our advertising operations are conducted in foreign markets, principally France and the United Kingdom, management reviews the operating results from our foreign operations on a constant dollar basis. A constant dollar basis allows for comparison of operations independent of foreign exchange movements. Because revenue-sharing and minimum guaranteed payment arrangements are more prevalent in our International operations, the margins in our International operations typically are less than the margins in our Americas operations.
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
     The results in 2007 include our acquisition of Interspace Airport Advertising, or Interspace, which we acquired in July 2006.
FAS 123(R), Share-Based Payment
     As of June 30, 2007, there was $113.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately three years. The following table details compensation costs related to share-based payments for the three and six months ended June 30, 2007 and 2006:

	Three Months ended June 30,		Six Months ended June 30,
(In millions)	2007	2006	2007	2006
Radio Broadcasting
Direct Operating Expenses	$3.0	$2.8	$5.0	$5.6
SG&A	3.7	3.5	6.1	7.0
Americas Outdoor Advertising
Direct Operating Expenses	$1.8	$0.9	$2.6	$1.7
SG&A	0.7	0.3	1.0	0.6
International Outdoor Advertising
Direct Operating Expenses	$0.4	$0.2	$0.6	$0.4
SG&A	0.1	0.1	0.2	0.2
Other
Direct Operating Expenses	$—	$0.2	$—	$0.4
SG&A	—	0.3	—	0.6
Corporate	$3.7	$2.3	$6.1	$5.7

The comparison of Three and Six Months Ended June 30, 2007 to Three and Six Months Ended June 30, 2006 is as follows:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2007	2006	Change	2007	2006	Change
Revenue	$1,778,237	$1,688,844	5%	$3,263,343	$3,056,856	7%
Operating expenses:
Direct operating expenses	671,094	617,323	9%	1,293,752	1,194,454	8%
Selling, general and administrative expenses	437,924	432,459	1%	845,606	827,438	2%
Depreciation and amortization	141,310	148,189	(5%)	279,637	289,299	(3%)
Corporate expenses	43,044	48,239	(11%)	91,194	88,746	3%
Merger expenses	2,684	—		4,370	—
Gain (loss) on disposition of assets — net	4,090	821		11,041	49,221

Operating income	486,271	443,455	10%	759,825	706,140	8%
Interest expense	116,422	123,298		234,499	237,674
Gain (loss) on marketable securities	(410)	(1,000)		(15)	(3,324)
Equity in earnings of nonconsolidated affiliates	11,435	9,715		16,699	16,624
Other income (expense) — net	340	(4,609)		328	(5,257)

Income before income taxes, minority interest and discontinued operations	381,214	324,263		542,338	476,509
Income tax benefit (expense):
Current	(120,989)	(104,542)		(150,782)	(106,764)
Deferred	(36,494)	(33,417)		(73,912)	(93,931)

Income tax benefit (expense)	(157,483)	(137,959)		(224,694)	(200,695)
Minority interest expense, net of tax	14,970	13,736		15,245	12,957

Income before discontinued operations	208,761	172,568		302,399	262,857
Income from discontinued operations, net	27,229	24,920		35,813	31,445

Net income	$235,990	$197,488		$338,212	$294,302

Consolidated Revenue
Three Months
     Our consolidated revenues increased $89.4 million during the second quarter of 2007 compared to the same period of 2006. Our International revenue increased $46.7 million, including approximately $28.1 million related to movements in foreign exchange. In addition to foreign exchange, International revenue growth was led by street furniture revenues. Our Americas revenue increased $41.6 million. Interspace, which we acquired in July 2006, contributed approximately $15.1 million of the increase. In addition to Interspace, our Americas revenue growth was led by bulletin revenues. Our radio revenue increased $8.2 million primarily from an increase in our syndicated radio programming, traffic and on-line businesses. These increases were partially offset by declines from operations classified in our “other” segment.
Six Months
     Our consolidated revenues increased $206.5 million during the six months of 2007 compared to the same period of 2006. Our International revenue increased $96.3 million, including approximately $59.3 million related to movements in foreign exchange. In addition to foreign exchange, International revenue growth was led by street furniture revenues. Our Americas revenue increased $84.5 million with Interspace contributing approximately $30.4 million of the increase. In addition to Interspace, our Americas revenue growth was led by bulletin revenues. Our radio revenue increased $34.4 million primarily from an increase in our syndicated radio programming, traffic and on-line businesses. These increases were partially offset by declines from operations classified in our “other” segment.
Consolidated Direct Operating Expenses
Three Months
     Our consolidated direct operating expenses increased approximately $53.8 million during the second quarter of 2007 compared to the same period of 2006. International direct operating expenses increased $39.0 million primarily from $18.5 million related to movements in foreign exchange. Americas direct operating expenses increased $16.0 million with Interspace contributing approximately $7.0 million. Partially offsetting these increases was a decline in our radio direct operating expenses of approximately $1.4 million primarily from a decline in programming expenses and expenses associated with non-traditional revenue.
Six Months
     Our consolidated direct operating expenses increased approximately $99.3 million during the first six months of 2007 compared to the same period of 2006. International direct operating expenses increased $73.9 million primarily from $41.0 million related to movements in foreign exchange. Americas direct operating expenses increased $30.9 million with Interspace contributing approximately $13.6 million. Partially offsetting these increases was a decline in our radio direct operating expenses of approximately $4.3 million primarily from a decline in programming expenses and expenses associated with non-traditional revenue.
Consolidated Selling, General and Administrative Expenses, or SG&A
Three Months
     Our consolidated SG&A expenses increased approximately $5.5 million during the second quarter of 2007 compared to the same period of 2006. International SG&A expenses increased $9.5 million primarily related to movements in foreign exchange. Americas SG&A expenses increased $5.5 million attributable to $3.6 million from Interspace and the rest primarily attributable to sales expenses associated with the increase in revenue. Our radio SG&A expenses decreased $5.3 million for the same period primarily driven by a decrease in selling expenses. We also experienced expense declines from operations classified in our “other” segment.
Six Months
     Our consolidated SG&A expenses increased approximately $18.2 million during the first six months of 2007 compared to the same period of 2006. International SG&A expenses increased $15.9 million primarily related to movements in foreign exchange. Americas SG&A expenses increased $11.6 million attributable to $6.6 million from Interspace and the rest primarily attributable to sales expenses associated with the increase in revenue. Our radio SG&A expenses decreased $5.1 million for the same period primarily driven by a decrease in selling expenses. We also experienced expense declines from operations classified in our “other” segment.
Corporate Expenses
     Corporate expenses decreased $5.2 million for the three months ended June 30, 2007 compared to the same period of 2006 primarily as a result of a reduction in legal costs associated with the completion of and favorable rulings surrounding certain legal cases. Corporate expenses increased $2.4 million for the six months ended June 30, 2007 compared to the same period of 2006 primarily as a result of an increase in bonus expenses.
Gain (loss) on Disposition of Assets — Net
     The gain on disposition of assets declined approximately $38.2 million primarily as a result of gains recognized in the first quarter of 2006 including a $15.1 million gain in our Americas outdoor segment from the exchange of assets in one of our markets for the assets of a third party located in a different market and $22.5 million in our radio segment primarily from the sale of programming rights in one of our markets.
Interest Expense
     Interest expense declined $6.9 million and $3.2 million in the second quarter of 2007 and six months ended June 30, 2007, respectively, compared to the same periods of 2006. The declines were primarily from a reduction in our outstanding debt related to the maturity of our 6% Senior Notes in November 2006 and the maturity of our 3.125% Senior Notes in February 2007. Our weighted average cost of debt at June 30, 2007 and 2006 was 6.2%.
Income Tax Benefit (Expense)
     Current tax expense increased $16.4 million primarily due to the increase in Income before income taxes, while our effective rate remained relatively flat, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.
     Current tax expense increased $44.0 million primarily due to the increase in Income before income taxes of $65.8 million, while our effective rate remained relatively flat, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. In addition, the Company recorded approximately $22.2 million in current tax benefit during the six months ended June 30, 2006 related to tax losses in excess of the amount reported for financial reporting purposes from the disposition of certain operating assets. Deferred tax expense for the six months ended June 30, 2007 decreased $20.0 million compared to the six months ended June

     30, 2006 primarily due to deferred tax expense of $22.2 million being recorded during the six months ended June 30, 2006 related to the disposition of certain operating assets mentioned above.
Segment Revenue and Divisional Operating Expenses
Radio Broadcasting

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2007	2006	Change	2007	2006	Change
Revenue	$918,351	$910,194	1%	$1,692,622	$1,658,254	2%
Direct operating expenses	235,683	237,092	(1%)	462,749	467,002	(1%)
Selling, general and administrative expenses	295,407	300,678	(2%)	562,305	567,413	(1%)
Depreciation and amortization	28,153	31,047	(9%)	56,605	60,276	(6%)

Operating income	$359,108	$341,377	5%	$610,963	$563,563	8%

Three Months
     Our radio revenue increased 1% during the second quarter of 2007 as compared to 2006 primarily from an increase in our syndicated radio programming, traffic and on-line businesses. Also contributing to the revenue growth was growth in our mid-size markets. Average unit rates for our 15, 30 and 60 second commercials also increased in the second quarter of 2007 compared to the same period of the prior year. Advertising categories that increased were services and health and beauty offset by a decline in automotive and retail.
     Our radio direct operating expenses decreased approximately $1.4 million during the second quarter of 2007 as compared to 2006 primarily from a decline of approximately $4.8 million in programming expenses and expenses associated with non-traditional revenue, partially offset by an increase of $3.4 million principally from increases in our traffic and on-line expenses. Our SG&A expenses decreased $5.3 million for the same period primarily driven by a decrease in selling expenses.
Six Months
     Our radio revenue increased 2% during the first six months of 2007 as compared to 2006 primarily from an increase in our syndicated radio programming, traffic and on-line businesses. National revenues and revenue growth in our top 100 markets also contributed to the revenue growth. Advertising categories contributing to the revenue growth for the first six months of 2007 were services, health and beauty, entertainment and restaurants. Our radio direct operating expenses decreased approximately $4.3 million primarily from a decline of $17.3 million in programming, news and sports expenses and expenses associated with non-traditional revenue, partially offset by an increase of $13.0 million principally from increases in our traffic and on-line expenses associated with the increase in revenue from these businesses during the first six months of 2007 as compared to the same period of 2006. Our SG&A expenses decreased $5.1 million for the same period primarily driven by a decrease in selling expenses.
Americas Outdoor Advertising

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2007	2006	Change	2007	2006	Change
Revenue	$376,843	$335,247	12%	$693,866	$609,349	14%
Direct operating expenses	144,885	128,922	12%	279,799	248,933	12%
Selling, general and administrative expenses	56,125	50,623	11%	110,368	98,817	12%
Depreciation and amortization	46,632	41,253	13%	93,193	83,485	12%

Operating income	$129,201	$114,449	13%	$210,506	$178,114	18%

Three Months
     Our Americas revenue increased $41.6 million, or 12%, during the second quarter of 2007 as compared to 2006. Interspace contributed approximately $15.1 million to the increase. We experienced rate increases across our inventory. The growth was led by bulletin revenues due to the increased rates while occupancy was essentially flat in 2007 compared to 2006. Revenue growth occurred across many of our markets, including Boston, Washington, Philadelphia and Seattle. Advertising categories that contributed to the growth were automotive, telecommunications and retail.

     Direct operating expenses increased $16.0 million in the second quarter of 2007 as compared to 2006 with Interspace contributing approximately $7.0 million and site-lease expenses contributing $6.5 million during this same period. SG&A expenses increased $5.5 million attributable to $3.6 million from Interspace and the rest primarily attributable to sales expenses associated with the increase in revenue.
     Depreciation and amortization increased $5.4 million primarily associated with $3.3 million from Interspace.
Six Months
     Our Americas revenue increased 14%, or $84.5 million, during the six months ended June 30, 2007 as compared to the same period of 2006. Interspace contributed approximately $30.4 million to the increase. Bulletin revenues also contributed to the increase in revenues. Direct operating expenses increased $30.9 million in the six months ended June 30, 2007 over the same period of 2006 primarily from an increase of $13.6 million related to Interspace and an increase in site lease expenses of approximately $13.8 million. Our SG&A expenses increased $11.6 million in the first six months of 2007 over the same period of 2006. Interspace contributed approximately $6.6 million to the increase and the rest of the increase was attributable to bonus and commission expenses.
     Depreciation and amortization increased $9.7 million primarily associated with $6.3 million from Interspace.
International Outdoor Advertising

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2007	2006	Change	2007	2006	Change
Revenue	$459,870	$413,156	11%	$833,703	$737,423	13%
Direct operating expenses	284,258	245,237	16%	543,549	469,622	16%
Selling, general and administrative expenses	78,432	68,976	14%	151,722	135,817	12%
Depreciation and amortization	51,521	59,574	(14%)	100,630	113,662	(11%)

Operating income	$45,659	$39,369	16%	$37,802	$18,322	106%

Three Months
     Our International revenue increased $46.7 million, or 11%, in the second quarter of 2007 as compared to 2006. Included in the increase was approximately $28.1 million related to movements in foreign exchange. Growth was led by street furniture revenues. The increase in street furniture revenues was primarily attributable to increased yield. On a constant dollar basis, revenue from our operations in France decreased primarily from a decline in national advertising during the French Presidential elections and due to some retailers shifting to television advertising from outdoor. Revenue was essentially unchanged in the United Kingdom. Markets contributing to the revenue growth were Italy, Spain and Ireland.
     Direct operating expenses increased $39.0 million during the second quarter of 2007 as compared to 2006. Approximately $18.5 million of the increase related to movements in foreign exchange. Also contributing to the increase was an increase in site lease expenses primarily associated with the increase in revenue and higher expenses due to a certain contract to post political displays during the French Presidential election and the renewal of certain street furniture contracts. SG&A expenses increased $9.5 million primarily related to movements in foreign exchange.
     Depreciation and amortization declined $8.1 million primarily from contracts which were fully amortized at December 31, 2006.
Six Months
     Revenue in our international outdoor segment increased $96.3 million, or 13%, in the first six months of 2007 compared to the same period of 2006. Included in the increase was approximately $59.3 million related to movements in foreign exchange. Also contributing to the increase was growth in street furniture revenues primarily as a result of increased yield during the six months ended June 30, 2007 compared to the same period of 2006. Direct operating expenses increased $73.9 million during the six months ended June 30, 2007 as compared to the same period of 2006 primarily from approximately $41.0 million related to movements in foreign exchange as well as an increase in site-lease expenses associated with the increase in revenue and new contracts. Our SG&A expenses increased $15.9 million primarily attributable to $11.4 million related to movements in foreign exchange.
     Depreciation and amortization declined $13.0 million primarily from contracts which were fully amortized at December 31, 2006.

Reconciliation of Segment Operating Income (Loss) to Consolidated Operating Income

	Three Months ended June 30,		Six Months ended June 30,
(In thousands)	2007	2006	2007	2006
Radio Broadcasting	$359,108	$341,377	$610,963	$563,563
Americas Outdoor Advertising	129,201	114,449	210,506	178,114
International Outdoor Advertising	45,659	39,369	37,802	18,322
Other	(1,972)	601	(6,693)	(5,140)
Gain on disposition of assets — net	4,090	821	11,041	49,221
Corporate	(49,815)	(53,162)	(103,794)	(97,940)

Consolidated operating income	$486,271	$443,455	$759,825	$706,140

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

(In thousands)	Six Months Ended June 30,
	2007	2006
Cash provided by (used in):
Operating activities	$658,998	$772,744
Investing activities	$(201,313)	$(384,249)
Financing activities	$(566,703)	$(395,261)
Discontinued operations	$84,802	$28,493
Operating Activities
     Cash flow from operating activities for the six months of 2007 primarily reflected income before discontinued operations of $302.4 million plus depreciation and amortization of $279.6 million and deferred taxes of $73.9 million. Cash flow from operating activities for the six months ended June 30, 2006 principally reflected income before discontinued operations of $262.9 million plus depreciation and amortization of $289.3 million and deferred taxes of $93.9 million. Also contributing to cash flow from operating activities was $133.3 million primarily related to a refund from the overpayment of 2005 taxes due to a foreign exchange loss from the restructuring of our international business in anticipation of our strategic realignment as well as applying a portion of the capital loss generated from our spin-off of Live Nation to capital gains recognized in 2005 and prior years.
Investing Activities
     Cash used in investing activities during the first six months of 2007 principally reflects the purchase of property, plant and equipment of $152.4 million. Cash used in investing activities for the six months ended June 30, 2006 reflected an increase in restricted cash related to money escrowed for our acquisition of Interspace Airport Advertising of $81.3 million. Cash used for the acquisition of operating assets was $149.4 million during the six months ended June 30, 2006 which primarily related to the acquisition of a music scheduling company in our radio segment and the acquisition of an outdoor advertising business in the United Kingdom. Cash used in investing activities for the six months ended June 30, 2006 also reflected $147.8 million used for the purchase of property, plant and equipment.
Financing Activities
     Cash used in financing activities for the six months ended June 30, 2007 principally reflected net payments on our credit facility of $207.7 million, $250.0 million plus accrued interest related to the February 2007 maturity of our 3.125% Senior Notes and $185.6 million in dividends paid. Cash used in financing activities of $395.3 million for the six months ended June 30, 2006 primarily reflected $1.1 billion used for the purchase of our common stock, $196.4 million used for the payment of dividends, partially offset by net draws on our credit facility of $433.9 million and $506.2 million from the issuance of long term debt.
Discontinued Operations
     We had definitive asset purchase agreements signed for the sale of 374 of our radio stations and all of our television stations as of June 30, 2007. The cash flows from these businesses, along with 26 radio stations which were sold in the fourth quarter of 2006 and first half of 2007, are reported for both years as cash flows from discontinued operations.

Anticipated Cash Requirements
     We expect to fund anticipated cash requirements (including payments of principal and interest on outstanding indebtedness and commitments, acquisitions, anticipated capital expenditures, quarterly dividends and share repurchases) for the foreseeable future with cash flows from operations and various externally generated funds.
SOURCES OF CAPITAL
As of June 30, 2007 and December 31, 2006, we had the following debt outstanding:

(In millions)	June 30,	December 31,
	2007	2006
Credit facilities	$785.3	$966.5
Long-term bonds (a)	6,277.5	6,531.6
Other borrowings	145.2	164.9

Total Debt	7,208.0	7,663.0
Less: Cash and cash equivalents	91.8	116.0

	$7,116.2	$7,547.0

(a)	Includes $5.2 million and $7.1 million at June 30, 2007 and December 31, 2006, respectively, in unamortized fair value purchase accounting adjustment premiums related to the merger with AMFM. Also includes negative $33.1 million and $29.8 million related to fair value adjustments for interest rate swap agreements at June 30, 2007 and December 31, 2006, respectively.
Credit Facility
     We have a multi-currency revolving credit facility in the amount of $1.75 billion, which can be used for general working capital purposes including commercial paper support as well as to fund capital expenditures, share repurchases, acquisitions and the refinancing of public debt securities. At June 30, 2007, the outstanding balance on this facility was $785.3 million and, taking into account letters of credit of $76.0 million, $888.7 million was available for future borrowings, with the entire balance to be repaid on July 12, 2009.
     During the six months ended June 30, 2007, we made principal payments totaling $576.5 million and drew down $368.9 million on the credit facility. As of August 7, 2007, the credit facility’s outstanding balance was $716.2 million and, taking into account outstanding letters of credit, $957.8 million was available for future borrowings.
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
Debt Covenants
     The significant covenants on our $1.75 billion five-year, multi-currency revolving credit facility relate to leverage and interest coverage contained and defined in the credit agreement. The leverage ratio covenant requires us to maintain a ratio of consolidated funded indebtedness to operating cash flow (each as defined by the credit agreement) of less than 5.25x. The interest coverage covenant requires us to maintain a minimum ratio of operating cash flow (each as defined by the credit agreement) to interest expense of 2.50x. In the event that we do not meet these covenants, we are considered to be in default on the credit facility at which time the credit facility may become immediately due. At June 30, 2007, our leverage and interest coverage ratios were 3.2x and 4.8x, respectively. This credit facility contains a cross default provision that would be triggered if we were to default on any other indebtedness greater than $200.0 million.
     Our other indebtedness does not contain provisions that would cause a default if we were to default on our credit facility.
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
     At June 30, 2007 we were in compliance with all debt covenants.
USES OF CAPITAL
Dividends
     Our Board of Directors declared quarterly cash dividends as follows:
(In millions, except per share data)

Declaration	Amount per			Total
Date	Common Share	Record Date	Payment Date	Payment
October 25, 2006	0.1875	December 31, 2006	January 15, 2007	$92.6
February 21, 2007	0.1875	March 31, 2007	April 15, 2007	93.0
April 19, 2007	0.1875	June 30, 2007	July 15, 2007	93.4
     Additionally, on July 27, 2007, our Board of Directors declared a quarterly cash dividend of $0.1875 per share on our Common Stock. The dividend is payable on October 15, 2007 to shareholders of record at the close of business on September 30, 2007.
Acquisitions
     We acquired Americas outdoor display faces and additional equity interests in international outdoor companies for $32.7 million in cash during the six months ended June 30, 2007. Our national representation business acquired representation contracts for $18.8 million in cash during the six months ended June 30, 2007.
Capital Expenditures
     Capital expenditures were $152.4 million and $147.8 million in the six months ended June 30, 2007 and 2006, respectively.

(In millions)	Six Months Ended June 30, 2007 Capital Expenditures
		Americas	International
		Outdoor	Outdoor	Corporate and
	Radio	Advertising	Advertising	Other	Total
Non-revenue producing	$36.0	$16.1	$20.7	$4.3	$77.1
Revenue producing	—	34.4	40.9	—	75.3

	$36.0	$50.5	$61.6	$4.3	$152.4

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
MARKET RISK
Interest Rate Risk
     At June 30, 2007, approximately 27% of our long-term debt, including fixed-rate debt on which we have entered into interest rate swap agreements, bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense for the six months ended June 30, 2007 would have changed by $19.5 million and that our net income for the six months ended June 30, 2007 would have changed by $11.5 million. In the event of an adverse change in interest rates, management may take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this interest rate analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.
     At June 30, 2007, we had interest rate swap agreements with a $1.1 billion aggregate notional amount that effectively float interest at rates based upon LIBOR. These agreements expire from May 2009 to March 2012. The fair value of these agreements at June 30, 2007 was a liability of $33.1 million.
Equity Price Risk
     The carrying value of our available-for-sale and trading equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at June 30, 2007 by $44.1 million and would change comprehensive income and net income by $16.1 million and $10.0 million, respectively. At June 30, 2007, we also held $16.2 million of investments that do not have a quoted market price, but are subject to fluctuations in their value.
     We maintain derivative instruments on certain of our trading equity securities to limit our exposure to and benefit from price fluctuations on those securities.
Foreign Currency
     We have operations in countries throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. To mitigate a portion of the exposure of international currency fluctuations, we maintain a natural hedge through borrowings in currencies other than the U.S. dollar. In addition, we have U.S. dollar — Euro cross currency swaps which are also designated as a hedge of our net investment in foreign denominated assets. These hedge positions are reviewed monthly. Our foreign operations reported net income of $22.3 million for the six months ended June 30, 2007. It is estimated that a 10% change in the value of the U.S. dollar to foreign currencies would change net income for the six months ended June 30, 2007 by $2.2 million.
     Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of our investments in various countries, all of which are accounted for under the equity method. It is estimated that the result of a 10% fluctuation in the value of the dollar relative to these foreign currencies at June 30, 2007 would change our equity in earnings of nonconsolidated affiliates by $1.6 million and would change our net income by approximately $0.9 million for the six months ended June 30, 2007.
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
Ratio of Earnings to Fixed Charges
     The ratio of earnings to fixed charges is as follows:

Six Months Ended
June 30,		Year Ended December 31,
2007	2006	2006	2005	2004	2003	2002
2.21	2.08	2.22	2.20	2.69	3.49	2.38
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
Merger related litigation
     Eight putative class action lawsuits were filed in the District Court of Bexar County, Texas, in 2006 in connection with the merger. Of the eight, three have been voluntarily dismissed and five are still pending. The remaining putative class actions, Teitelbaum v. Clear Channel Communications, Inc., et al., No. 2006CI17492 (filed November 14, 2006), City of St. Clair Shores Police and Fire Retirement System v. Clear Channel Communications, Inc., et al., No. 2006CI17660 (filed November 16, 2006), Levy Investments, Ltd. v. Clear Channel Communications, Inc., et al., No. 2006CI17669 (filed November 16, 2006), DD Equity Partners LLC v. Clear Channel Communications, Inc., et al., No. 2006CI7914 (filed November 22, 2006), and Pioneer Investments Kapitalanlagegesellschaft MBH v. L. Lowry Mays, et al. (filed December 7, 2006), are consolidated into one proceeding and all raise substantially similar allegations on behalf of a purported class of our shareholders against the defendants for breaches of fiduciary duty in connection with the approval of the merger. Plaintiffs in these consolidated class actions have sought and withdrawn court dates for a hearing on a motion to temporarily enjoin the shareholder vote. No hearing is currently scheduled.
     Three other lawsuits filed in connection with the merger are also still pending, Rauch v. Clear Channel Communications, Inc., et al., Case No. 2006-CI17436 (filed November 14, 2006), Pioneer Investments Kapitalanlagegesellschaft mbH v. Clear Channel Communications, Inc., et al., (filed January 30, 2007 in the United States District Court for the Western District of Texas) and Alaska Laborers Employees Retirement Fund v. Clear Channel Communications, Inc., et. al., Case No. SA-07-CA-0042 (filed January 11, 2007). These lawsuits raise substantially similar allegations to those found in the pleadings of the consolidated class actions, and the plaintiffs have previously asked the courts in which the cases are pending to schedule hearings on motions to temporarily enjoin the shareholder vote. Currently, no hearing dates are scheduled.
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
     On September 6, 2006, our Board of Directors authorized a share repurchase program, permitting us to repurchase $1.0 billion of our common stock. This program expires on September 6, 2007, although the program may be discontinued or suspended at anytime prior to its expiration. During the three months ended June 30, 2007, we did not repurchase any shares through this program; however, we accepted shares in payment of income taxes due upon the vesting of restricted stock awards as follows:

			Total Number of
			Shares Purchased as	Maximum Dollar Value
	Total Number	Average Price	Part of Publicly	of Shares that May Yet
	of Shares	Paid per	Announced	Be Purchased Under the
Period	Purchased	Share	Programs	Programs
April 1 through April 30	1,438	$35.90	-0-	$1,000,000,000
May 1 through May 31	3,217	$38.35	-0-	$1,000,000,000
June 1 through June 30	145	$37.52	-0-	$1,000,000,000

Total	4,800		-0-	$1,000,000,000
Item 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of shareholders was held on May 22, 2007. L. Lowry Mays, Alan D. Feld, Perry J. Lewis, Mark P. Mays, Randall T. Mays, B. J. McCombs, Phyllis B. Riggins, Theodore H. Strauss, J. C. Watts, John H. Williams and John B. Zachry were elected as our directors, each to hold office until the next annual meeting of shareholders or until his or her successor has been elected and qualified, subject to earlier resignation and removal. The shareholders also approved the selection of Ernst & Young LLP as our independent auditors for the year ending December 31, 2007.
     One of our shareholders submitted a proposal to be voted on by our shareholders which, if approved, would have asked that our Board of Director’s Executive Compensation Committee establish a pay-for-superior-performance standard in our executive compensation plan for senior executives. One of our shareholders submitted a proposal to be voted on by our shareholders which, if approved, would have asked that we provide a report disclosing our policies and procedures for political contributions, the monetary and non-monetary amounts of these contributions, and the individuals or entities who received these contributions. One of our shareholders submitted a proposal to be voted on by our shareholders which asked that the board of directors adopt a policy that our shareholders be given the opportunity at each annual meeting of shareholders to vote on an advisory resolution, to be proposed by our management, to ratify the compensation of the named executive officers set forth in the proxy statement’s Summary Compensation Table (the “SCT”) and the accompanying narrative disclosure of material factors provided to under the SCT (but not the Compensation Discussion and Analysis). These shareholder proposals failed to receive the affirmative vote of the holders of a majority of shares represented in person or by proxy and entitled to vote on the proposals. One of our shareholders submitted a proposal to be voted on by our shareholders which asked that we amend our Compensation Committee Charter to specify different independence criteria for members of the Compensation Committee. This shareholder proposal received the affirmative vote of the holders of a majority of shares represented in person or by proxy and entitled to vote on these proposals.

     The results of voting at the annual meeting of the shareholders were as follows:
Proposal No. 1
(Election of Directors)

Nominee	For	Against	Abstain
L. Lowry Mays	340,336,493	69,226,050	3,622,285
Alan D. Feld	309,971,017	99,583,805	3,630,006
Perry J. Lewis	358,808,490	50,770,123	3,606,215
Mark P. Mays	339,726,936	69,914,323	3,543,569
Randall T. Mays	327,494,795	82,112,856	3,577,177
B.J. McCombs	309,971,844	99,175,161	4,037,823
Phyllis B. Riggins	358,871,176	50,709,808	3,603,844
Theodore H. Strauss	356,918,989	52,567,594	3,698,245
J.C. Watts	296,290,696	113,294,743	3,599,389
John H. Williams	356,657,384	52,835,987	3,691,457
John B. Zachry	358,857,384	50,732,359	3,595,085
Proposal No. 2
(Selection of Ernst & Young LLP as Independent Auditors for the year ending December 31, 2007)

For	Against	Abstain

406,290,254	3,469,681	3,424,893

Proposal No. 3
(Shareholder Proposal — Pay for Superior Performance)

For	Against	Abstain	Broker Non-votes

123,754,478	166,835,182	9,718,463	112,876,705

Proposal No. 4
(Shareholder Proposal — Corporate Political Contributions)

For	Against	Abstain	Broker Non-votes

101,298,674	118,060,563	80,148,887	113,676,704

Proposal No. 5
(Shareholder Proposal — Compensation Committee Independence)

For	Against	Abstain	Broker Non-votes

154,472,751	142,143,244	3,692,131	112,876,702

Proposal No. 6
(Shareholder Proposal — Executive Compensation)

For	Against	Abstain	Broker Non-votes

125,320,935	125,206,027	49,781,164	112,876,702
Item 6. Exhibits
     See the Index to Exhibits, which is incorporated into and made a part of this Quarterly Report on Form 10-Q.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL COMMUNICATIONS, INC.

August 9, 2007	/s/ Randall T. Mays

Randall T. Mays
President and Chief Financial Officer

August 9, 2007	/s/ Herbert W. Hill, Jr.

Herbert W. Hill, Jr.
Senior Vice President and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
2.1	Agreement and Plan of Merger among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC and Clear Channel Communications, Inc., dated as of November 16, 2006 (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated November 16, 2006).

2.2	Amendment No. 1, dated April 18, 2007, to the Agreement and Plan of Merger, dated as of November 16, 2006, by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC and Clear Channel Communications, Inc. (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated April 18, 2007).

2.3	Amendment No. 2, dated May 17, 2007, to the Agreement and Plan of Merger, dated as of November 16, 2006, by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, BT Triple Crown Holdings III, Inc. and Clear Channel Communications, Inc., as amended (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated May 18, 2007).

2.4	Asset Purchase Agreement dated April 20, 2007, between Clear Channel Broadcasting, Inc., ABO Broadcasting Operations, LLC, Ackerley Broadcasting Fresno, LLC, AK Mobile Television, Inc., Bel Meade Broadcasting, Inc., Capstar Radio Operating Company, Capstar TX Limited Partnership, CCB Texas Licenses, L.P., Central NY News, Inc., Citicasters Co., Clear Channel Broadcasting Licenses, Inc., Clear Channel Investments, Inc. and TV Acquisition LLC (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated April 26, 2007).

3.1	Current Articles of Incorporation of the Company (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-3 (Reg. No. 333-33371) dated September 9, 1997).

3.2	Current Bylaws of the Company (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q dated May 9, 2007).

3.3	Amendment to the Company’s Articles of Incorporation (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Second Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

3.5	Third Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000).

4.1	Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B.J. McCombs, John M. Schaefer and John W. Barger, dated August 3, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.2	Waiver and Second Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated August 17, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.3	Waiver and Third Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated July 26, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.4	Waiver and Fourth Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated September 27, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

Exhibit
Number	Description
4.5	Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B. J. McCombs, John M. Schaefer and John W. Barger, dated May 31, 1977 (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-1 (Reg. No. 33-289161) dated April 19, 1984).

4.6	Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

4.7	Second Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

4.8	Third Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

4.9	Ninth Supplemental Indenture dated September 12, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

4.10	Eleventh Supplemental Indenture dated January 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.11	Twelfth Supplemental Indenture dated March 17, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated March 18, 2003).

4.12	Thirteenth Supplemental Indenture dated May 1, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated May 2, 2003).

4.13	Fourteenth Supplemental Indenture dated May 21, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated May 22, 2003).

4.14	Sixteenth Supplemental Indenture dated December 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated December 10, 2003).

4.15	Seventeenth Supplemental Indenture dated September 15, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated September 15, 2004).

4.16	Eighteenth Supplemental Indenture dated November 22, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated November 17, 2004).

Exhibit
Number	Description
4.17	Nineteenth Supplemental Indenture dated December 13, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated December 13, 2004).

4.18	Twentieth Supplemental Indenture dated March 21, 2006, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated March 21, 2006).

4.19	Twenty-first Supplemental Indenture dated August 15, 2006, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated August 16, 2006).

10.1	Amended and Restated Employment Agreement, dated April 24, 2007, by and between L. Lowry Mays and Clear Channel Communications, Inc. (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated April 30, 2007).

10.2	Amended and Restated Employment Agreement, dated April 24, 2007, by and between Mark P. Mays and Clear Channel Communications, Inc. (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated April 30, 2007).

10.3	Amended and Restated Employment Agreement, dated April 24, 2007, by and between Randall T. Mays and Clear Channel Communications, Inc. (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated April 30, 2007).

11	Statement re: Computation of Per Share Earnings.

12	Statement re: Computation of Ratios.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.