Form 10-Q
period 2007-09-30
CLEAR CHANNEL COMMUNICATIONS INC
filed 2007-11-09
CIK 739708

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________
Commission file number 1-9645
CLEAR CHANNEL COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Texas (State of Incorporation)	74-1787539 (I.R.S. Employer Identification No.)

200 East Basse Road San Antonio, Texas (Address of principal executive offices)	78209 (Zip Code)
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
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each class of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2007

Common Stock, $.10 par value	497,919,884

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

PART I
Item 1. UNAUDITED FINANCIAL STATEMENTS
CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$124,083	$116,000
Accounts receivable, net of allowance of $58,209 in 2007 and $56,068 in 2006	1,707,797	1,619,858
Prepaid expenses	138,308	122,000
Other current assets	268,228	244,103
Income taxes receivable	—	7,392
Current assets from discontinued operations	98,625	96,377

Total Current Assets	2,337,041	2,205,730

PROPERTY, PLANT AND EQUIPMENT
Land, buildings and improvements	805,431	767,792
Structures	3,815,503	3,601,653
Towers, transmitters and studio equipment	589,057	585,292
Furniture and other equipment	531,719	524,140
Construction in progress	112,067	89,823

	5,853,777	5,568,700
Less accumulated depreciation	2,898,824	2,604,036

	2,954,953	2,964,664

Property, plant and equipment from discontinued operations, net	230,009	271,546

INTANGIBLE ASSETS
Definite-lived intangibles, net	482,893	522,482
Indefinite-lived intangibles – licenses	4,187,511	4,197,580
Indefinite-lived intangibles – permits	247,536	260,950
Goodwill	7,028,425	7,078,705

Intangible assets from discontinued operations, net	494,009	546,610

OTHER ASSETS
Notes receivable	6,517	6,318
Investments in, and advances to, nonconsolidated affiliates	334,333	311,258
Other assets	277,212	249,524
Other investments	256,408	245,064
Other assets from discontinued operations	28,643	35,890

Total Assets	$18,865,490	$18,896,321

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY
(In thousands)

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
CURRENT LIABILITIES
Accounts payable	$125,089	$151,577
Accrued expenses	910,431	884,479
Accrued interest	88,166	112,049
Accrued income taxes	61,432	—
Current portion of long-term debt	699,855	336,375
Deferred income	174,067	134,287
Current liabilities from discontinued operations	43,353	45,079

Total Current Liabilities	2,102,393	1,663,846

Long-term debt	6,320,624	7,326,700
Other long-term obligations	121,012	68,509
Deferred income taxes	764,594	746,960
Other long-term liabilities	559,444	673,953
Long-term liabilities from discontinued operations	30,872	24,621

Minority interest	406,482	349,391
Commitments and contingent liabilities (Note 6)

SHAREHOLDERS’ EQUITY
Common Stock	49,806	49,399
Additional paid-in capital	26,847,031	26,745,687
Retained deficit	(18,716,335)	(19,054,365)
Accumulated other comprehensive income	384,081	304,975
Cost of shares held in treasury	(4,514)	(3,355)

Total Shareholders’ Equity	8,560,069	8,042,341

Total Liabilities and Shareholders’ Equity	$18,865,490	$18,896,321

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	$4,987,754	$4,694,259	$1,726,780	$1,639,824
Operating expenses:
Direct operating expenses (includes share-based payments of $12,331, $12,140, $4,159 and $4,034 for the nine and three months ended September 30, 2007 and 2006, respectively, and excludes depreciation and amortization)	1,976,875	1,830,788	683,830	637,075
Selling, general and administrative expenses (includes share-based payments of $11,039, $12,584, $3,708 and $4,190 for the nine and three months ended September 30, 2007 and 2006, respectively, and excludes depreciation and amortization)	1,265,539	1,232,216	421,311	406,174
Depreciation and amortization	419,356	436,158	139,894	147,076
Corporate expenses (includes share-based payments of $9,150, $7,995, $3,068 and $2,260 for the nine and three months ended September 30, 2007 and 2006, respectively, and excludes depreciation and amortization)	138,234	137,232	47,040	48,486
Merger expenses	6,372	—	2,002	—
Gain (loss) on disposition of assets – net	10,474	58,343	(567)	9,122

Operating income	1,191,852	1,116,208	432,136	410,135
Interest expense	347,525	365,950	113,026	128,276
Gain (loss) on marketable securities	661	2,072	676	5,396
Equity in earnings of nonconsolidated affiliates	23,832	25,305	7,133	8,681
Other income (expense) – net	(1,075)	(5,858)	(1,403)	(601)

Income before income taxes, minority interest and discontinued operations	867,745	771,777	325,516	295,335
Income tax benefit (expense):
Current	(162,464)	(163,434)	(2,480)	(60,717)
Deferred	(128,614)	(155,103)	(54,760)	(61,149)

Income tax benefit (expense)	(291,078)	(318,537)	(57,240)	(121,866)
Minority interest expense, net of tax	27,206	16,630	11,961	3,673

Income before discontinued operations	549,461	436,610	256,315	169,796
Income from discontinued operations, net	68,487	43,563	23,421	16,075

Net income	$617,948	$480,173	$279,736	$185,871

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	77,018	30,007	31,129	3,621
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	2,086	(68,961)	13,263	(6,002)
Unrealized holding gain (loss) on cash flow derivatives	—	76,132	—	15,131

Comprehensive income	$697,052	$517,351	$324,128	$198,621

Net income per common share:
Income before discontinued operations – Basic	$1.11	$.87	$.52	$.34
Discontinued operations – Basic	.14	.08	.05	.04

Net income – Basic	$1.25	$.95	$.57	$.38

Weighted average common shares – basic	494,261	503,903	494,568	492,714
Income before discontinued operations – Diluted	$1.11	$.87	$.52	$.34
Discontinued operations – Diluted	.14	.08	.04	.04

Net income – Diluted	$1.25	$.95	$.56	$.38

Weighted average common shares – diluted	495,580	504,726	496,168	493,578

Dividends declared per share	$.5625	$.5625	$.1875	$.1875
See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$617,948	$480,173
(Income) loss from discontinued operations, net	(68,487)	(43,563)

	549,461	436,610

Reconciling items:
Depreciation and amortization	419,356	436,158
Deferred taxes	128,614	155,103
(Gain) loss on disposal of assets	(10,474)	(58,343)
(Gain) loss forward exchange contract	11,924	(18,899)
(Gain) loss on trading securities	(12,586)	16,827
Provision for doubtful accounts	26,405	23,390
Share-based compensation	32,520	32,719
Equity in earnings of nonconsolidated affiliates	(23,832)	(25,305)
Other reconciling items — net	29,433	26,603
Changes in operating assets and liabilities:
Federal income tax refund	—	133,336
Decrease in income taxes receivable	3,234	28,421
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	(169,459)	(88,421)

Net cash provided by operating activities	984,596	1,098,199
Cash flows from investing activities:
Decrease (increase) in notes receivable — net	(198)	(1,953)
Decrease (increase) in investments in and advances to nonconsolidated affiliates — net	26,848	5,297
Purchases of investments	(422)	(461)
Purchases of property, plant and equipment	(223,416)	(226,615)
Proceeds from disposal of assets	20,069	73,496
Acquisition of operating assets, net of cash acquired	(71,593)	(270,614)
Decrease (increase) in other — net	(12,547)	(53,750)

Net cash used in investing activities	(261,259)	(474,600)
Cash flows from financing activities:
Draws on credit facilities	618,372	2,500,198
Payments on credit facilities	(1,026,040)	(2,098,358)
Proceeds from long-term debt	14,680	778,455
Payments on long-term debt	(277,523)	(111,827)
Payments for purchase of common shares	(435)	(1,371,462)
Payment on forward exchange contract	—	(83,132)
Proceeds from exercise of stock options, stock purchase plan, common stock warrants and other	77,295	26,488
Dividends paid	(279,008)	(290,411)

Net cash used in financing activities	(872,659)	(650,049)
Cash flows from discontinued operations:
Net cash provided by operating activities	50,230	84,598
Net cash provided by (used in) investing activities	107,175	(35,689)
Net cash provided by (used in) financing activities	—	—

Net cash provided by discontinued operations	157,405	48,909

Net (decrease) increase in cash and cash equivalents	8,083	22,459

Cash and cash equivalents at beginning of period	116,000	84,337

Cash and cash equivalents at end of period	$124,083	$106,796

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
               Merger Update
The Company’s shareholders approved the adoption of the merger agreement, as amended, with a group led by T.H. Lee Partners, L.P. and Bain Capital Partners, LLC on September 25, 2007. The transaction remains subject to requisite regulatory approvals and customary closing conditions.
Under the terms of the merger agreement, as amended, the Company’s shareholders will receive $39.20 in cash for each share they own plus additional per share consideration, if any, if the closing of the merger occurs after December 31, 2007. For a description of the computation of any additional per share consideration and the circumstances under which it is payable, please refer to the joint proxy statement/prospectus dated August 21, 2007, filed with the Securities & Exchange Commission (the “Proxy Statement”). As an alternative to receiving the $39.20 per share cash consideration, the Company’s unaffiliated shareholders were offered the opportunity on a purely voluntary basis to exchange some or all of their shares of Clear Channel common stock on a one-for-one basis for shares of Class A common stock in the new corporation formed by the private equity group to acquire the Company (subject to aggregate and individual caps), plus the additional per share consideration, if any.
Holders of shares of the Company’s common stock (including shares issuable upon conversion of outstanding options) in excess of the aggregate cap provided in the merger agreement, as amended, elected to receive the stock consideration. As a result, unaffiliated shareholders of the Company will own an aggregate of 30,612,245 shares of CC Media Holdings Class A common stock upon consummation of the merger.
               Certain Reclassifications
The Company has reclassified certain selling, general and administrative expenses to direct operating expenses in 2006 to conform to current year presentation. The historical financial statements and footnote disclosures have been revised to exclude amounts related to the Company’s television business and certain radio stations as discussed below.
               Discontinued Operations and Assets Held for Sale
On November 16, 2006, the Company announced plans to sell certain radio markets, comprising 448 of its radio stations, as well as all of its television stations. The radio markets are located outside the top 100 U.S. media markets. As of September 30, 2007, the Company had sold 55 radio stations, 5 of which were not part of the announced 448 stations, and had definitive agreements to sell an additional 360 radio stations, 8 of which were not part of the announced 448 stations. The closing of the transactions under definitive asset purchase agreements are subject to antitrust clearances, FCC approval and other customary closing conditions. Further, the sale of these stations is not a condition to the closing of the merger described above. The Company determined that each of these markets represents a disposal group. Consistent with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“Statement 144”), the Company classified these markets’ assets that are subject to transfer under the definitive asset purchase agreements as discontinued operations at September 30, 2007 and December 31, 2006. Accordingly, depreciation and amortization associated with these assets was discontinued. Additionally, the Company determined that these markets comprise operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. As of September 30, 2007, the Company determined that the estimated fair value less costs to sell attributable to these markets was in excess of the carrying value of their related net assets held for sale.
On April 20, 2007, the Company entered into a definitive agreement to sell its television business. The closing of the transaction is subject to regulatory approvals and other customary closing conditions. Further, the sale of the television business is not a condition to the closing of the merger described above. Consistent with its radio station divestitures, the Company classified its television business as discontinued operations at September 30, 2007 and December 31, 2006 and presented the results of operations as discontinued operations, net of tax, for all periods presented. As of September 30, 2007, the Company determined that the estimated fair value less costs to sell attributable to its television business was in excess of the carrying value of their related net assets held for sale.
Summarized operating results for the nine and three months ended September 30, 2007 and 2006 from these businesses are as follows:

	Nine Months		Three Months
(In thousands)	2007	2006	2007	2006
Revenue	$416,909	$461,294	$132,470	$156,932
Income before income taxes	$109,120	$70,258	$46,621	$25,923
Included in income from discontinued operations, net are income tax expenses of $40.6 million, $26.7 million, $23.2 million and $9.9 million for the nine and three months ended September 30, 2007 and 2006, respectively. Also included in income from discontinued operations for the nine and three months ended September 30, 2007 is a gain on the sale of certain radio stations of $40.9 million and $21.3 million, respectively.
The following table summarizes the carrying amount at September 30, 2007 and December 31, 2006 of the major classes of assets and liabilities of the Company’s businesses classified as discontinued operations:

(In thousands)	September 30,	December 31,
	2007	2006
Assets
Accounts receivable, net	$75,437	$75,490
Other current assets	23,188	20,887

Total current assets	$98,625	$96,377

Land, buildings and improvements	$107,120	$133,203
Transmitter and studio equipment	279,013	300,810
Other property, plant and equipment	35,181	43,197
Less accumulated depreciation	(191,305)	(205,664)

Property, plant and equipment, net	$230,009	$271,546

Definite-lived intangibles, net	$300	$335
Licenses	128,963	134,082
Goodwill	364,746	412,193

Total intangible assets	$494,009	$546,610

Film rights	$20,308	$20,442
Other long-term assets	8,335	15,448

Total non current assets	$28,643	$35,890

Liabilities
Accounts payable and accrued expenses	$9,987	$13,911
Film liability	21,243	21,765
Other current liabilities	12,123	9,403

Total current liabilities	$43,353	$45,079

Film liability	21,896	22,158
Other long-term liabilities	8,976	2,463

Total long-term liabilities	$30,872	$24,621

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
The Company continues to record interest and penalties related to unrecognized tax benefits in current income tax expense. The total amount of interest accrued during the nine months ended September 30, 2007 was $10.2 million. During the three months ended September 30, 2007 the Company recorded a benefit of $9.3 million for interest and penalties as a result of the settlement of several federal tax positions through the 2004 tax year. The total amount of unrecognized tax benefits at September 30, 2007 was $181.8 million. Of this total, $177.5 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.
The Company and its subsidiaries file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. As stated above, the Company settled several federal tax positions with the Internal Revenue Service (“IRS”) during the three months ended September 30, 2007. As a result of the settlement the Company reduced its balance of unrecognized tax benefits by $246.2 million. The IRS is currently auditing the Company’s 2005 and 2006 tax years. The Company does not expect to resolve any material federal tax positions within the next twelve months. Substantially all material state, local, and foreign income tax matters have been concluded for years through 1999.
The Company’s effective income tax rates for the nine and three months ended September 30, 2007 were 33.5% and 17.6%, respectively, as compared to 41.3% for the nine and three months ended September 30, 2006. For the three months ended September 30, 2007, the effective tax rate was primarily affected by the recording of current tax benefits of approximately $45.7 million related to the settlement of several tax positions with the IRS for the 1999 through 2004 tax years and deferred tax benefits of approximately $14.8 million related to the release of valuation allowances for the use of certain capital loss carryforwards.
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
The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at September 30, 2007 and December 31, 2006:

(In thousands)	September 30, 2007		December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Transit, street furniture, and other outdoor contractual rights	$860,276	$596,450	$821,364	$530,063
Talent contracts	125,270	125,270	125,270	115,537
Representation contracts	376,206	202,613	349,493	175,658
Other	90,884	45,410	121,179	73,566

Total	$1,452,636	$969,743	$1,417,306	$894,824

Total amortization expense from continuing operations related to definite-lived intangible assets for the nine and three months ended September 30, 2007 and for the year ended December 31, 2006 was $79.7 million, $25.0 million and $150.7 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2008	$86,076
2009	73,294
2010	52,435
2011	42,106
2012	37,319
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
Under the direct method, the Company aggregates its indefinite-lived intangible assets at the market level for purposes of impairment testing. The Company’s key assumptions using the direct method are market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up capital costs and losses incurred during the build-up period, the risk-adjusted discount rate and terminal values. This data is populated using industry normalized information.
               Goodwill
The Company tests goodwill for impairment using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the nine month period ended September 30, 2007:

		Americas	International
(In thousands)	Radio	Outdoor	Outdoor	Other	Total
Balance as of December 31, 2006	$5,984,512	$667,986	$425,630	$577	$7,078,705
Acquisitions	6,565	9,094	7,410	1,994	25,063
Dispositions	(4,909)	—	—	—	(4,909)
Foreign currency	—	148	27,105	—	27,253
Adjustments	(97,597)	(90)	—	—	(97,687)

Balance as of September 30, 2007	$5,888,571	$677,138	$460,145	$2,571	$7,028,425

The Company recorded a $97.4 million adjustment to its balance of goodwill related to tax positions established as part of various radio station acquisitions for which the IRS audit periods have now closed.

Note 3: DERIVATIVE INSTRUMENTS
The Company holds options under two secured forward exchange contracts that limit its exposure to and benefit from price fluctuations in American Tower Corporation (“AMT”) over the terms of the contracts (the “AMT contracts”). These options are not designated as hedges of the underlying shares of AMT. The AMT contracts had a value of $22.2 million and $10.3 million recorded in “Other long term liabilities” at September 30, 2007 and December 31, 2006, respectively. For the nine months ended September 30, 2007 and for the year ended December 31, 2006, the Company recognized losses of $11.9 million and $22.0 million, respectively, in “Gain (loss) on marketable securities” related to the change in fair value of the options. To offset the change in the fair value of these contracts, the Company has recorded AMT shares as trading securities. During the nine months ended September 30, 2007 and for the year ended December 31, 2006, the Company recognized gains of $12.6 million and $20.5 million, respectively, in “Gain (loss) on marketable securities” related to the change in the fair value of the shares.
The Company is exposed to foreign currency exchange risks related to its investment in net assets in foreign countries. To manage this risk, the Company entered into two United States dollar — Euro cross currency swaps with an aggregate Euro notional amount of €706.0 million and a corresponding aggregate U.S. dollar notional amount of $877.7 million. These cross currency swaps had a value of $121.0 million at September 30, 2007 and $68.5 million at December 31, 2006, which was recorded in “Other long-term obligations”. These cross currency swaps require the Company to make fixed cash payments on the Euro notional amount while it receives fixed cash payments on the equivalent U.S. dollar notional amount, all on a semiannual basis. The Company has designated these cross currency swaps as a hedge of its net investment in Euro denominated assets. The Company selected the forward method under the guidance of the Derivatives Implementation Group Statement 133 Implementation Issue H8, Foreign Currency Hedges: Measuring the Amount of Ineffectiveness in a Net Investment Hedge. The forward method requires all changes in the fair value of the cross currency swaps and the semiannual cash payments to be reported as a cumulative translation adjustment in other comprehensive income in the same manner as the underlying hedged net assets. As of September 30, 2007, a $73.7 million loss, net of tax, was recorded as a cumulative translation adjustment to other comprehensive income related to the cross currency swap.
Note 4: RECENT DEVELOPMENTS
               Acquisitions
The Company acquired Americas outdoor display faces and additional equity interests in international outdoor companies for $42.7 million in cash during the nine months ended September 30, 2007. The Company’s national representation business acquired representation contracts for $28.9 million in cash during the nine months ended September 30, 2007.
               Disposition of Assets
The Company received proceeds of $9.7 million primarily related to the sale of representation contracts and international street furniture assets recorded in cash flows from investing activities and recorded a gain of $6.3 million in Gain (loss) on disposition of assets — net during the nine months ended September 30, 2007. The Company also received proceeds of $114.2 million related to the sale of radio stations recorded as investing cash flows from discontinued operations and recorded a gain of $40.9 million as a component of Income from discontinued operations, net during the nine months ended September 30, 2007.
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
Note 5: RESTRUCTURING
The Company restructured its outdoor operations in France in the third quarter of 2005. As a result, the Company recorded $26.6 million in restructuring costs as a component of selling, general and administrative expenses. Of the $26.6 million, $22.5 million was related to severance costs and $4.1 million was related to other costs. During 2007, $8.7 million of related costs were paid and charged to the restructuring accrual. As of September 30, 2007, the balance was $2.5 million.

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
Note 7: GUARANTEES
Within the Company’s $1.75 billion credit facility, there exists a $150.0 million sub-limit available to certain of the Company’s international subsidiaries. This $150.0 million sub-limit allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provide funds to the Company’s international operations for certain working capital needs. Subsidiary borrowings under this sub-limit are guaranteed by the Company. At September 30, 2007, there was no outstanding balance on this portion of the $1.75 billion credit facility.
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
The Company guarantees $40.2 million of credit lines provided to certain of its international subsidiaries by a major international bank. Most of these credit lines relate to intraday overdraft facilities covering participants in the Company’s European cash management pool. As of September 30, 2007, no amounts were outstanding under these agreements.
As of September 30, 2007, the Company has outstanding commercial standby letters of credit and surety bonds of $83.8 million and $43.5 million, respectively. These letters of credit and surety bonds relate to various operational matters including insurance, bid, and performance bonds as well as other items. Letters of credit issued under the Company’s $1.75 billion credit facility reduce the borrowing availability on the credit facility, and are included in the Company’s calculation of its leverage ratio covenant under the bank credit facilities. The surety bonds are not considered as borrowings under the Company’s bank credit facilities.
Note 8: SEGMENT DATA
The Company has three reportable segments, which it believes best reflects how the Company is currently managed — radio broadcasting, Americas outdoor advertising and International outdoor advertising. The Americas outdoor advertising segment consists primarily of operations in the United States, Canada and Latin America, and the International outdoor segment includes operations primarily in Europe, Asia, Africa and Australia. The category “other” includes media representation and other general support services and initiatives. Revenue and expenses earned and charged between segments are recorded at fair value and eliminated in consolidation.

(In thousands)					Corporate,
					Merger and
		Americas	International		Gain on
	Radio	Outdoor	Outdoor		disposition of
	Broadcasting	Advertising	Advertising	Other	assets - net	Eliminations	Consolidated
Nine Months Ended September 30, 2007
Revenue	$2,572,405	$1,080,219	$1,264,891	$165,262	$—	$(95,023)	$4,987,754
Direct operating expenses	704,728	427,138	830,682	62,883	—	(48,556)	1,976,875
Selling, general and administrative expenses	842,559	167,004	226,314	76,129	—	(46,467)	1,265,539
Depreciation and amortization	81,396	140,885	152,731	32,171	12,173	—	419,356
Corporate expenses	—	—	—	—	138,234	—	138,234
Merger expenses	—	—	—	—	6,372	—	6,372
Gain on disposition of assets — net	—	—	—	—	10,474	—	10,474

Operating income (loss)	$943,722	$345,192	$55,164	$(5,921)	$(146,305)	$—	$1,191,852

Intersegment revenues	$33,186	$9,489	$—	$52,348	$—	$—	$95,023
Identifiable assets	$11,581,709	$2,816,825	$2,542,316	$746,236	$327,118	$—	$18,014,204
Capital expenditures	$52,135	$76,795	$88,361	$6,125	$—	$—	$223,416
Share-based payments	$16,751	$5,451	$1,168	$—	$9,150	$—	$32,520
Nine Months Ended September 30, 2006
Revenue	$2,546,052	$965,733	$1,101,293	$170,317	$—	$(89,136)	$4,694,259
Direct operating expenses	712,860	382,401	719,987	61,992	—	(46,452)	1,830,788
Selling, general and administrative expenses	841,861	150,846	202,212	79,981	—	(42,684)	1,232,216
Depreciation and amortization	89,159	129,382	169,888	33,430	14,299	—	436,158
Corporate expenses	—	—	—	—	137,232	—	137,232
Gain on disposition of assets — net	—	—	—	—	58,343	—	58,343

Operating income (loss)	$902,172	$303,104	$9,206	$(5,086)	$(93,188)	$—	$1,116,208

Intersegment revenues	$30,244	$6,770	$—	$52,122	$—	$—	$89,136
Identifiable assets	$11,711,339	$2,764,509	$2,265,066	$679,931	$564,442	$—	$17,985,287
Capital expenditures	$59,241	$60,367	$103,613	$3,394	$—	$—	$226,615
Share-based payments	$18,928	$3,560	$994	$1,242	$7,995	$—	$32,719
Three Months Ended September 30, 2007
Revenue	$882,152	$386,353	$431,188	$58,458	$—	$(31,371)	$1,726,780
Direct operating expenses	242,686	147,339	287,133	21,282	—	(14,610)	683,830
Selling, general and administrative expenses	281,632	56,636	74,592	25,212	—	(16,761)	421,311
Depreciation and amortization	24,966	47,692	52,101	11,192	3,943	—	139,894
Corporate expenses	—	—	—	—	47,040	—	47,040
Merger expenses	—	—	—	—	2,002	—	2,002
Gain on disposition of assets — net	—	—	—	—	(567)	—	(567)

Operating income (loss)	$332,868	$134,686	$17,362	$772	$(53,552)	$—	$432,136

Intersegment revenues	$10,557	$2,755	$—	$18,059	$—	$—	$31,371
Share-based payments	$5,610	$1,859	$398	$—	$3,068	$—	$10,935

(In thousands)					Corporate,
					Merger and
		Americas	International		Gain on
	Radio	Outdoor	Outdoor		disposition of
	Broadcasting	Advertising	Advertising	Other	assets - net	Eliminations	Consolidated
Three Months Ended September 30, 2006
Revenue	$890,219	$356,384	$363,870	$58,506	$—	$(29,155)	$1,639,824
Direct operating expenses	246,599	133,468	250,365	20,266	—	(13,623)	637,075
Selling, general and administrative expenses	275,844	52,029	66,395	27,438	—	(15,532)	406,174
Depreciation and amortization	29,100	45,897	56,226	10,748	5,105	—	147,076
Corporate expenses	—	—	—	—	48,486	—	48,486
Gain on disposition of assets — net	—	—	—	—	9,122	—	9,122

Operating income (loss)	$338,676	$124,990	$(9,116)	$54	$(44,469)	$—	$410,135

Intersegment revenues	$10,136	$1,852	$—	$17,167	$—	$—	$29,155
Share-based payments	$6,309	$1,173	$328	$414	$2,260	$—	$10,484
Revenue of $1.4 billion and $1.2 billion derived from foreign operations are included in the data above for the nine months ended September 30, 2007 and 2006, respectively. Revenue of $462.3 million and $388.0 million derived from foreign operations are included in the data above for the three months ended September 30, 2007 and 2006, respectively. Identifiable assets of $2.8 billion and $2.5 billion derived from foreign operations are included in the data above for the nine months ended September 30, 2007 and 2006, respectively.
Note 9: SUBSEQUENT EVENTS
Subsequent to September 30, 2007, the Company entered into definitive agreements for the sale of 11 additional radio stations and closed on the sales of 91 radio stations. As of November 7, 2007, the Company had definitive asset purchase agreements for the sale of 93 radio stations. The closing of the radio stations under definitive agreements is subject to antitrust clearances, FCC approval and other customary closing conditions. Further, the closing of these stations is not a condition to the closing of the merger described above. Agreements to sell 187 stations that were under definitive agreement at September 30, 2007 were subsequently terminated. However, the Company continues to actively market these radio stations and they continue to meet the criteria in Statement 144 for classification as discontinued operations. Therefore, the assets, results of operations and cash flows from these stations remain classified as discontinued operations in the Company’s consolidated financial statements.
On April 20, 2007, the Company entered into a definitive agreement with an affiliate (the “Buyer”) of Providence Equity Partners Inc. (“Providence”) to sell its television business. A representative of Providence has informed the Company that the Buyer is considering its options under the definitive agreement including not closing the acquisition on the terms and conditions in the definitive agreement. The definitive agreement is in full force and effect and has not been terminated. There have been no allegations that the Company has breached any of the terms or conditions of the definitive agreement or that there is a failure of a condition to closing the acquisition.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Approved Merger with a Group led by Thomas H. Lee Partners, L.P. and Bain Capital Partners, LLC
     Our shareholders approved the adoption of the merger agreement, as amended, with a group led by T.H. Lee Partners, L.P. and Bain Capital Partners, LLC on September 25, 2007. The transaction remains subject to requisite regulatory approvals and customary closing conditions.
     Under the terms of the merger agreement, as amended, our shareholders will receive $39.20 in cash for each share they own plus additional per share consideration, if any, if the closing of the merger occurs after December 31, 2007. For a description of the computation of any additional per share consideration and the circumstances under which it is payable, please refer to the joint proxy statement/prospectus dated August 21, 2007, filed with the Securities & Exchange Commission (the “Proxy Statement”). As an alternative to receiving the $39.20 per share cash consideration, our unaffiliated shareholders were offered the opportunity on a purely voluntary basis to exchange some or all of their shares of our common stock on a one-for-one basis for shares of Class A common stock in the new corporation formed by the private equity group to acquire us (subject to aggregate and individual caps), plus the additional per share consideration, if any.
     Holders of shares of our common stock (including shares issuable upon conversion of outstanding options) in excess of the aggregate cap provided in the merger agreement, as amended, elected to receive the stock consideration. As a result, unaffiliated shareholders of us will own an aggregate of 30,612,245 shares of CC Media Holdings Class A common stock upon consummation of the merger.
Sale of Radio Stations and all of our Television Stations
     On November 16, 2006, we announced plans to sell 448 radio stations and all of our television stations. The sale of these assets is not contingent on the closing of the merger described above. Definitive asset purchase agreements were signed for 360 radio stations, 8 of which were not part of the announced 448 stations, as of September 30, 2007. These stations, along with 55 stations which were sold in the fourth quarter of 2006 and first nine months of 2007, 5 of which were not part of the announced 448 stations, were classified as assets from discontinued operations in our consolidated balance sheet and as discontinued operations in our consolidated statements of operations. Through November 7, 2007, we had definitive asset purchase agreements for the sale of 11 additional radio stations. The closing of these sales is subject to antitrust clearances, FCC approval and other customary closing conditions. Further, the closing of these sales is not a condition to the closing of the merger described above. Also through November 7, 2007, we completed the sales of 91 radio stations that were under definitive agreement at September 30, 2007.
     Agreements to sell 187 stations that were under definitive agreement at September 30, 2007 were subsequently terminated. However we continue to actively market these radio stations and they continue to meet the criteria in Statement 144 for classification as discontinued operations. Therefore, the assets, results of operations and cash flows from these stations remain classified as discontinued operations in our consolidated financial statements.
     On April 20, 2007, we entered into a definitive agreement with an affiliate, or the Buyer, of Providence Equity Partners Inc., or Providence, to sell our television business. The closing of the transaction is subject to regulatory approvals and other customary closing conditions. Further, the sale of the television business is not a condition to the closing of the merger described above. A representative of Providence has informed us that the Buyer is considering its options under the definitive agreement including not closing the acquisition on the terms and conditions in the definitive agreement. The definitive agreement is full force and effect and has not been terminated. There have been no allegations that we have breached any of the terms or conditions of the definitive agreement or that there is a failure of a condition to closing the acquisition. Our television business is reported as assets and liabilities of discontinued operations on our consolidated balance sheet and the results of operations as discontinued operations on our statements of operations.
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
FAS 123(R), Share-Based Payment
     As of September 30, 2007, there was $102.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately three years. The following table details compensation costs related to share-based payments for the three and nine months ended September 30, 2007 and 2006:

	Three Months ended September 30,		Nine Months ended September 30,
(In millions)	2007	2006	2007	2006
Radio Broadcasting
Direct Operating Expenses	$2.5	$2.7	$7.5	$8.3
SG&A	3.1	3.6	9.2	10.6
Americas Outdoor Advertising
Direct Operating Expenses	$1.3	$0.9	$3.9	$2.6
SG&A	0.5	0.3	1.5	0.9
International Outdoor Advertising
Direct Operating Expenses	$0.3	$0.2	$0.9	$0.6
SG&A	0.1	0.1	0.3	0.3
Other
Direct Operating Expenses	$—	$0.2	$—	$0.6
SG&A	—	0.2	—	0.8
Corporate	$3.1	$2.3	$9.2	$8.0

     The comparison of Three and Nine Months Ended September 30, 2007 to Three and Nine Months Ended September 30, 2006 is as follows:

(In thousands)	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2007	2006	Change	2007	2006	Change
Revenue	$1,726,780	$1,639,824	5%	$4,987,754	$4,694,259	6%
Operating expenses:
Direct operating expenses	683,830	637,075	7%	1,976,875	1,830,788	8%
Selling, general and administrative expenses	421,311	406,174	4%	1,265,539	1,232,216	3%
Depreciation and amortization	139,894	147,076	(5%)	419,356	436,158	(4%)
Corporate expenses	47,040	48,486	(3%)	138,234	137,232	1%
Merger expenses	2,002	—		6,372	—
Gain (loss) on disposition of assets — net	(567)	9,122		10,474	58,343

Operating income	432,136	410,135	5%	1,191,852	1,116,208	7%
Interest expense	113,026	128,276		347,525	365,950
Gain (loss) on marketable securities	676	5,396		661	2,072
Equity in earnings of nonconsolidated affiliates	7,133	8,681		23,832	25,305
Other income (expense) — net	(1,403)	(601)		(1,075)	(5,858)

Income before income taxes, minority interest and discontinued operations	325,516	295,335		867,745	771,777
Income tax benefit (expense):
Current	(2,480)	(60,717)		(162,464)	(163,434)
Deferred	(54,760)	(61,149)		(128,614)	(155,103)

Income tax benefit (expense)	(57,240)	(121,866)		(291,078)	(318,537)
Minority interest expense, net of tax	11,961	3,673		27,206	16,630

Income before discontinued operations	256,315	169,796		549,461	436,610
Income from discontinued operations, net	23,421	16,075		68,487	43,563

Net income	$279,736	$185,871		$617,948	$480,173

Consolidated Revenue
Three Months
     Our consolidated revenues increased $87.0 million during the third quarter of 2007 compared to the same period of 2006. Our International revenue increased $67.3 million, including approximately $30.7 million related to movements in foreign exchange. In addition to foreign exchange, International revenue growth was primarily led by increased billboards and street furniture revenues. Our Americas revenue increased $30.0 million from increases across our display inventory including bulletins, posters, street furniture, airports and taxi displays. Our radio revenue declined $8.1 million primarily from declines in both local and national advertising partially offset by increases in our syndicated radio programming, traffic and on-line businesses.
Nine Months
     Our consolidated revenues increased $293.5 million during the nine months of 2007 compared to the same period of 2006. Our International revenue increased $163.6 million, including approximately $90.0 million related to movements in foreign exchange. In addition to foreign exchange, International revenue growth was led by billboards and street furniture revenues. Our Americas revenue increased $114.5 million with Interspace, which we acquired in July 2006, contributing approximately $31.7 million of the increase. In addition to Interspace, our Americas revenue growth was driven by increases across our display inventory. Our radio revenue increased $26.4 million primarily from an increase in our syndicated radio programming, traffic and on-line businesses. These increases were partially offset by declines from operations classified in our “other” segment.
Consolidated Direct Operating Expenses
Three Months
     Our consolidated direct operating expenses increased approximately $46.8 million during the third quarter of 2007 compared to the same period of 2006. International direct operating expenses increased $36.8 million primarily from $20.4 million related to movements in foreign exchange. Americas direct operating expenses increased $13.8 million principally related to increased site-

lease expenses. Partially offsetting these increases was a decline in our radio direct operating expenses of approximately $3.9 million primarily from a decline in programming expenses.
Nine Months
     Our consolidated direct operating expenses increased approximately $146.1 million during the first nine months of 2007 compared to the same period of 2006. International direct operating expenses increased $110.7 million principally from $61.4 million related to movements in foreign exchange. Americas direct operating expenses increased $44.7 million with Interspace contributing approximately $14.7 million and the remainder primarily attributable to increased site-lease expenses. Partially offsetting these increases was a decline in our radio direct operating expenses of approximately $8.1 million primarily from a decline in programming expenses.
Consolidated Selling, General and Administrative Expenses, or SG&A
Three Months
     Our consolidated SG&A expenses increased approximately $15.1 million during the third quarter of 2007 compared to the same period of 2006. International SG&A expenses increased $8.2 million primarily related to movements in foreign exchange. Americas SG&A expenses increased $4.6 million attributable to selling expenses primarily associated with the increase in revenue. Our radio SG&A expenses increased $5.8 million for the same period primarily driven by an increase in selling expenses in our syndicated radio and on-line businesses associated with the increase in revenue for these businesses. We also experienced expense declines from operations classified in our “other” segment.
Nine Months
     Our consolidated SG&A expenses increased approximately $33.3 million during the first nine months of 2007 compared to the same period of 2006. International SG&A expenses increased $24.1 million primarily related to movements in foreign exchange. Americas SG&A expenses increased $16.2 million attributable to $7.3 million from Interspace and the rest primarily attributable to sales expenses associated with the increase in revenue. Our radio SG&A expenses were essentially unchanged during the first nine months of 2007 compared to the same period of 2006. We also experienced declines in our SG&A expenses from operations classified in our “other” segment.
Gain (loss) on Disposition of Assets — Net
     The loss of $0.6 million in the third quarter 2007 primarily relates to the sale of two radio stations in a certain market where we continue to own radio stations. The gain of $9.1 million in 2006 relates to a $6.7 gain from an LMA termination fee, $1.4 million gain on the sale of sports rights and $1.0 million gain on various other items.
     The gain for the nine months ended September 30, 2007 related primarily to a $5.5 million gain from the sale of street furniture assets. The gain for the nine months ended September 30, 2006 primarily relates to the items discussed above as well as gains recognized in the first quarter of 2006 including a $13.2 million gain in our Americas outdoor segment from the exchange of assets in one of our markets for the assets of a third party located in a different market and $22.5 million in our radio segment primarily from the sale of programming rights in one of our markets.
Interest Expense
     Interest expense declined $15.3 million and $18.4 million in the third quarter of 2007 and nine months ended September 30, 2007, respectively, compared to the same periods of 2006. The declines were primarily from a reduction in our outstanding debt.
Gain (loss) on marketable securities
     The $0.7 million gain on marketable securities for the third quarter of 2007 related to changes in fair value of the AMT shares and the related forward exchange contracts. The gain on marketable securities of $5.4 million in the third quarter of 2006 related to a $1.6 million gain associated with the changes in fair value of our AMT securities and the related secured forward exchange contracts, plus $3.8 million from terminating our secured forward exchange contract associated with our investment in XM Satellite Radio Holdings, Inc.
     The $0.7 million and $2.1 million gains for the nine months ended September 30, 2007 and 2006, respectively, relates to the items discussed above.

Income Tax Benefit (Expense)
Three Months
     Current tax expense for the three months ended September 30, 2007 decreased $58.2 million compared to the three months ended September 30, 2006 primarily due to current tax benefits of approximately $45.7 million recorded in 2007 related to the settlement of several tax positions with the IRS for the 1999 through 2004 tax years.
     Deferred tax expense decreased $6.4 million for the three months ended September 30, 2007 primarily due to additional deferred tax expense of $8.3 million recorded during the third quarter of 2006 related to the uncertainty of our ability to utilize certain tax losses in the future for international operations. In addition, we recorded a deferred tax benefit of $14.8 million in 2007 related to the release of valuation allowances for the use of certain capital loss carryforwards. This deferred tax benefit was offset by additional deferred tax expense recorded in 2007 related to the true up of the 2006 federal tax return filed in 2007.
Nine Months
     Current tax expense for the nine months ended September 30, 2007 decreased $1.0 million compared to the nine months ended September 30, 2006 primarily due to current tax benefits of approximately $45.7 million recorded in 2007 related to the IRS settlement, partially offset by additional current tax expense recorded in 2007 due to an increase in Income before income taxes, minority interest and discontinued operations of $96.0 million.
     Deferred tax expense for the nine months ended September 30, 2007 decreased $26.5 million compared to the nine months ended September 30, 2006 primarily due to additional deferred tax expense of approximately $16.7 million recorded during 2006 related to the uncertainty of our ability to utilize certain tax losses in the future for international operations. In addition, we recorded a deferred tax benefit of $14.8 million during 2007 related to the release of valuation allowances for the use of certain capital loss carryforwards. This deferred tax benefit was offset by additional deferred tax expense recorded in 2007 related to the true up of the 2006 federal tax return filed in 2007.
Segment Revenue and Divisional Operating Expenses
Radio Broadcasting

(In thousands)	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2007	2006	Change	2007	2006	Change
Revenue	$882,152	$890,219	(1)%	$2,572,405	$2,546,052	1%
Direct operating expenses	242,686	246,599	(2)%	704,728	712,860	(1)%
Selling, general and administrative expenses	281,632	275,844	2%	842,559	841,861	0%
Depreciation and amortization	24,966	29,100	(14)%	81,396	89,159	(9)%

Operating income	$332,868	$338,676	(2)%	$943,722	$902,172	5%

Three Months
     Our radio revenue decreased 1% during the third quarter of 2007 as compared to the same period of 2006 primarily from a decline in both local and national revenues. Local and national revenues were down partially as a result of declines in automotive, retail and political advertising categories. The decline in revenues was partially offset by increases in network, traffic, syndicated radio and on-line revenues. During the quarter, we increased our average unit rates compared to the third quarter of 2006, however, total minutes sold declined during this same period.
     Our direct operating expenses decreased approximately $3.9 million during the third quarter of 2007 as compared to the same period of 2006 primarily from a decline of $3.6 million in programming expenses and a $2.0 million decline in research and other ancillary expenses. Partially offsetting these declines were increases of $1.5 million in traffic expenses and $1.4 million in programming expenses in our syndicated radio business associated with the increased revenues in these businesses. SG&A expenses increased $5.8 million during the third quarter of 2007 as compared to the same period of 2006 primarily from an increase in commission expenses in our syndicated radio business and salaries and commission expenses in our on-line business, both associated with the increase in revenue from these businesses.
Nine Months
     Our radio revenue increased 1% during the first nine months of 2007 as compared to the same period of 2006 primarily from an increase in our syndicated radio programming, traffic and on-line businesses. Our radio direct operating expenses decreased approximately $8.1 million primarily from an $11.4 million decline in programming expenses and a $4.6 million decline in research and other ancillary expenses. Partially offsetting these declines were increases of $5.1 million in traffic expenses and $1.4 million in engineering expenses. SG&A expenses were essentially unchanged during the nine months ended September 30, 2007 as compared to the same period of 2006. Increases in commission expenses in our syndicated radio business and salaries and commission expenses in our on-line business were partially offset by declines in expenses associated with non-traditional revenues and commission expenses for our radio sales personnel.
Americas Outdoor Advertising

(In thousands)	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2007	2006	Change	2007	2006	Change
Revenue	$386,353	$356,384	8%	$1,080,219	$965,733	12%
Direct operating expenses	147,339	133,468	10%	427,138	382,401	12%
Selling, general and administrative expenses	56,636	52,029	9%	167,004	150,846	11%
Depreciation and amortization	47,692	45,897	4%	140,885	129,382	9%

Operating income	$134,686	$124,990	8%	$345,192	$303,104	14%

Three Months
     Americas revenue increased $30.0 million, or 8%, during the third quarter of 2007 as compared to the same period of 2006. The growth occurred across our inventory, including bulletins, posters, street furniture, airports and taxi displays. The revenue growth was led by bulletin revenue which was driven by increased rates and by increased airport display revenue which had both increased rates and occupancy. Leading advertising categories during the quarter were telecommunications, beverages, retail, financial services, amusements and real estate. Revenue growth occurred across our markets, led by Los Angeles, New York, Washington/Baltimore, Atlanta and Albuquerque.
     Direct operating expenses increased $13.8 million in the third quarter of 2007 as compared to the same period of 2006 primarily from an $11.6 million increase in site lease expenses related to new contracts and the increase in airport, street furniture and taxi revenues. SG&A expenses increased $4.6 million primarily from an increase in selling expenses associated with the increase in revenue.
Nine Months
     Our Americas revenue increased 12%, or $114.5 million, during the nine months ended September 30, 2007 as compared to the same period of 2006. Interspace contributed approximately $31.7 million to the increase. Bulletin, posters, street furniture, airports and taxi displays all contributed to the increase in revenues. Direct operating expenses increased $44.7 million in the nine months ended September 30, 2007 over the same period of 2006 primarily from an increase of $14.7 million related to Interspace and a $24.6 million increase in site lease expenses associated with new contracts and the increase in airport, street furniture and taxi revenues. Our SG&A expenses increased $16.2 million in the first nine months of 2007 over the same period of 2006. Interspace contributed approximately $7.3 million to the increase and the rest of the increase was primarily attributable to bonus, commission and bad debt expenses associated with the increase in revenues.
     Depreciation and amortization increased $11.5 million for the nine months ended September 30, 2007 compared to the same period of the prior year primarily associated with $6.3 million from Interspace.
International Outdoor Advertising

(In thousands)	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2007	2006	Change	2007	2006	Change
Revenue	$431,188	$363,870	19%	$1,264,891	$1,101,293	15%
Direct operating expenses	287,133	250,365	15%	830,682	719,987	15%
Selling, general and administrative expenses	74,592	66,395	12%	226,314	202,212	12%
Depreciation and amortization	52,101	56,226	(7)%	152,731	169,888	(10)%

Operating income	$17,362	$(9,116)	NA	$55,164	$9,206	499%

Three Months
     International revenue increased $67.3 million, or 19%, in the third quarter of 2007 as compared to the same period of 2006. Included in the increase was approximately $30.7 million related to movements in foreign exchange. Revenue growth occurred across inventory categories including billboards, street furniture and transit, primarily driven by both increased rates and occupancy. Growth was led by increased revenues in France, Italy, Australia, Ireland and China.
     Direct operating expenses increased $36.8 million during the third quarter of 2007 as compared to the same period of 2006. Included in the increase was approximately $20.4 million related to movements in foreign exchange. The remaining increase in direct operating expenses was primarily attributable to an increase in site-lease expense associated with the increase in revenue. SG&A expenses increased $8.2 million from approximately $5.3 million related to movements in foreign exchange with the remaining increase primarily attributable to selling expenses associated with the increase in revenue.
Nine Months
     Revenue in our international outdoor segment increased $163.6 million, or 15%, in the first nine months of 2007 compared to the same period of 2006. Included in the increase was approximately $90.0 million related to movements in foreign exchange. Also contributing to the increase was growth in billboard and street furniture revenues during the nine months ended September 30, 2007 compared to the same period of 2006. Direct operating expenses increased $110.7 million during the nine months ended September 30, 2007 as compared to the same period of 2006 primarily from approximately $61.4 million related to movements in foreign exchange as well as an increase in site-lease expenses associated with new contracts and the increase in revenue. Our SG&A expenses increased $24.1 million primarily attributable to $16.7 million related to movements in foreign exchange and the remaining increase primarily attributable with selling expenses associated with the increase in revenue.
     Depreciation and amortization declined $17.1 million during the first nine months of 2007 compared to the same period of the prior year primarily from contracts which were fully amortized at December 31, 2006.
Reconciliation of Segment Operating Income (Loss) to Consolidated Operating Income

(In thousands)	Three Months ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006
Radio Broadcasting	$332,868	$338,676	$943,722	$902,172
Americas Outdoor Advertising	134,686	124,990	345,192	303,104
International Outdoor Advertising	17,362	(9,116)	55,164	9,206
Other	772	54	(5,921)	(5,086)
Gain on disposition of assets — net	(567)	9,122	10,474	58,343
Corporate	(52,985)	(53,591)	(156,779)	(151,531)

Consolidated operating income	$432,136	$410,135	$1,191,852	$1,116,208

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

(In thousands)	Nine Months Ended September 30,
	2007	2006
Cash provided by (used in):
Operating activities	$984,596	$1,098,199
Investing activities	$(261,259)	$(474,600)
Financing activities	$(872,659)	$(650,049)
Discontinued operations	$157,405	$48,909
Operating Activities
     Cash flow from operating activities during the nine months of 2007 primarily reflected income before discontinued operations of $549.5 million plus depreciation and amortization of $419.4 million and deferred taxes of $128.6 million. Cash flow from operating activities for the nine months ended September 30, 2006 principally reflected income before discontinued operations of $436.6 million plus depreciation and amortization of $436.2 million plus deferred taxes of $155.1 million. Also contributing to cash flow from operating activities was an income tax refund of $133.3 million from the overpayment of 2005 taxes due to a foreign exchange loss from the restructuring of our international business in anticipation of our strategic realignment, as well as the application of a portion of the capital loss generated from our spin-off of Live Nation.

Investing Activities
     Cash used in investing activities during the first nine months of 2007 principally reflects the purchase of property, plant and equipment of $223.4 million. Cash used in investing activities for the nine months ended September 30, 2006 principally reflected cash used for the acquisition of operating assets of $270.6 million which primarily related to the acquisition of radio stations and a music scheduling company in our radio segment, the acquisition of Interspace and the acquisition of an outdoor advertising business in the United Kingdom. Cash used in investing activities for the nine months ended September 30, 2006 also reflected $226.6 million used for the purchase of property, plant and equipment.
Financing Activities
     Cash used in financing activities for the nine months ended September 30, 2007 principally reflected net payments on our credit facility of $407.7 million, $250.0 million related to the February 2007 maturity of our 3.125% Senior Notes and $279.0 million in dividends paid. Cash used in financing activities for the nine months ended September 30, 2006 primarily reflected $1.4 billion used for the purchase of our common stock, $290.4 million used for the payment of dividends, partially offset by net draws on our credit facility of $401.8 million and $778.5 million from the issuance of long term debt.
Discontinued Operations
     We had definitive asset purchase agreements signed for the sale of 360 of our radio stations and all of our television stations as of September 30, 2007. The cash flows from these businesses, along with 55 radio stations which were sold in the fourth quarter of 2006 and first nine months of 2007, are reported for both years as cash flows from discontinued operations.
Disposition of Assets
     We received proceeds of $9.7 million primarily related to the sale of representation contracts and international street furniture assets recorded in cash flows from investing activities during the nine months ended September 30, 2007. We also received proceeds of $114.2 million related to the sale of radio stations recorded as investing cash flows from discontinued operations during the nine months ended September 30, 2007.
Anticipated Cash Requirements
     We expect to fund anticipated cash requirements (including payments of principal and interest on outstanding indebtedness and commitments, acquisitions, anticipated capital expenditures, quarterly dividends and share repurchases) for the foreseeable future with cash flows from operations and various externally generated funds.
SOURCES OF CAPITAL
As of September 30, 2007 and December 31, 2006, we had the following debt outstanding:

(In millions)	September 30,	December 31,
	2007	2006
Credit facilities	$593.0	$966.5
Long-term bonds (a)	6,297.7	6,531.6
Other borrowings	129.7	164.9

Total Debt	7,020.4	7,663.0
Less: Cash and cash equivalents	124.1	116.0

	$6,896.3	$7,547.0

(a)	Includes $4.3 million and $7.1 million at September 30, 2007 and December 31, 2006, respectively, in unamortized fair value purchase accounting adjustment premiums related to the merger with AMFM. Also includes negative $12.3 million and $29.8 million related to fair value adjustments for interest rate swap agreements at September 30, 2007 and December 31, 2006, respectively.
Credit Facility
     We have a multi-currency revolving credit facility in the amount of $1.75 billion, which can be used for general working capital purposes including commercial paper support as well as to fund capital expenditures, share repurchases, acquisitions and the refinancing of public debt securities. At September 30, 2007, the outstanding balance on this facility was $593.0 million and, taking into account letters of credit of $75.7 million, $1.1 billion was available for future borrowings, with the entire balance to be repaid on July 12, 2009.
     During the nine months ended September 30, 2007, we made principal payments totaling $1.0 billion and drew down $618.4 million on the credit facility. As of November 7, 2007, the credit facility’s outstanding balance was $359.7 million and, taking into account outstanding letters of credit, $1.3 billion was available for future borrowings.
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
Debt Covenants
     The significant covenants on our $1.75 billion five-year, multi-currency revolving credit facility relate to leverage and interest coverage contained and defined in the credit agreement. The leverage ratio covenant requires us to maintain a ratio of consolidated funded indebtedness to operating cash flow (each as defined by the credit agreement) of less than 5.25x. The interest coverage covenant requires us to maintain a minimum ratio of operating cash flow (each as defined by the credit agreement) to interest expense of 2.50x. In the event that we do not meet these covenants, we are considered to be in default on the credit facility at which time the credit facility may become immediately due. At September 30, 2007, our leverage and interest coverage ratios were 3.2x and 4.9x, respectively. This credit facility contains a cross default provision that would be triggered if we were to default on any other indebtedness greater than $200.0 million, and also contains a provision whereby the credit facility becomes immediately due upon any change of control.
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
     At September 30, 2007 we were in compliance with all debt covenants.
USES OF CAPITAL
Dividends
     Our Board of Directors declared quarterly cash dividends as follows:
(In millions, except per share data)

Declaration	Amount per			Total
Date	Common Share	Record Date	Payment Date	Payment
October 25, 2006	0.1875	December 31, 2006	January 15, 2007	$92.6
February 21, 2007	0.1875	March 31, 2007	April 15, 2007	93.0
April 19, 2007	0.1875	June 30, 2007	July 15, 2007	93.4
July 27, 2007	0.1875	September 30, 2007	October 15, 2007	93.4

Acquisitions
     We acquired Americas outdoor display faces and additional equity interests in international outdoor companies for $42.7 million in cash during the nine months ended September 30, 2007. Our national representation business acquired representation contracts for $28.9 million in cash during the nine months ended September 30, 2007.
Capital Expenditures
     Capital expenditures were $223.4 million and $226.6 million in the nine months ended September 30, 2007 and 2006, respectively.

(In millions)	Nine Months Ended September 30, 2007 Capital Expenditures
		Americas	International
		Outdoor	Outdoor	Corporate and
	Radio	Advertising	Advertising	Other	Total
Non-revenue producing	$52.1	$23.3	$30.4	$6.1	$111.9
Revenue producing	—	53.5	58.0	—	111.5

	$52.1	$76.8	$88.4	$6.1	$223.4

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
MARKET RISK
 Interest Rate Risk
     At September 30, 2007, approximately 25% of our long-term debt, including fixed-rate debt on which we have entered into interest rate swap agreements, bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense for the nine months ended September 30, 2007 would have changed by $26.1 million and that our net income for the nine months ended September 30, 2007 would have changed by $15.4 million. In the event of an adverse change in interest rates, management may take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this interest rate analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.
     At September 30, 2007, we had interest rate swap agreements with a $1.1 billion aggregate notional amount that effectively float interest at rates based upon LIBOR. These agreements expire from May 2009 to March 2012. The fair value of these agreements at September 30, 2007 was a liability of $12.3 million.
 Equity Price Risk
     The carrying value of our available-for-sale and trading equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at September 30, 2007 by $49.0 million and would change comprehensive income and net income by $18.6 million and $10.3 million, respectively. At

September 30, 2007, we also held $11.2 million of investments that do not have a quoted market price, but are subject to fluctuations in their value.
     We maintain derivative instruments on certain of our trading equity securities to limit our exposure to and benefit from price fluctuations on those securities.
 Foreign Currency
     We have operations in countries throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. To mitigate a portion of the exposure of international currency fluctuations, we maintain a natural hedge through borrowings in currencies other than the U.S. dollar. In addition, we have U.S. dollar – Euro cross currency swaps which are also designated as a hedge of our net investment in foreign denominated assets. These hedge positions are reviewed monthly. Our foreign operations reported net income of $34.4 million for the nine months ended September 30, 2007. It is estimated that a 10% change in the value of the U.S. dollar to foreign currencies would change net income for the nine months ended September 30, 2007 by $3.4 million.
     Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of our investments in various countries, all of which are accounted for under the equity method. It is estimated that the result of a 10% fluctuation in the value of the dollar relative to these foreign currencies at September 30, 2007 would change our equity in earnings of nonconsolidated affiliates by $2.4 million and would change our net income by approximately $1.4 million for the nine months ended September 30, 2007.
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
Ratio of Earnings to Fixed Charges
     The ratio of earnings to fixed charges is as follows:

Nine Months Ended
September 30,		Year Ended December 31,
2007	2006	2006	2005	2004	2003	2002
2.32	2.15	2.22	2.20	2.69	3.49	2.38
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

Risks Regarding Forward Looking Statements
     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Except for the historical information, this report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including our future levels of cash flow from operations. Management believes that all statements that express expectations and projections with respect to future matters, including the success of our Merger Agreement and the planned sale of radio and television assets; our ability to negotiate contracts having more favorable terms; and the availability of capital resources; are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our financial performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. We do not intend to update any forward looking statements.
     A wide range of factors could materially affect future developments and performance, including:
•	the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement;

•	the outcome of any legal proceedings that have been or may be instituted against us relating to the Merger Agreement;

•	our inability to complete the merger due to the failure to obtain shareholder approval or to satisfy any other conditions to completion of the merger;

•	the impact of the substantial indebtedness incurred to finance the consummation of the merger;

•	the occurrence of any event, change or other circumstance that could give rise to the termination of agreements to sell our radio and television assets;

•	the impact of general economic and political conditions in the U.S. and in other countries in which we currently do business, including those resulting from recessions, political events and acts or threats of terrorism or military conflicts;

•	the impact of the geopolitical environment;

•	our ability to integrate the operations of recently acquired companies;

•	shifts in population and other demographics;

•	industry conditions, including competition;

•	fluctuations in operating costs;

•	technological changes and innovations;

•	changes in labor conditions;

•	fluctuations in exchange rates and currency values;

•	capital expenditure requirements;

•	the outcome of pending and future litigation settlements;

•	legislative or regulatory requirements;

•	interest rates;

•	the effect of leverage on our financial position and earnings;

•	taxes;

•	access to capital markets; and

•	certain other factors set forth in our filings with the Securities and Exchange Commission.
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
     On September 9, 2003, the Assistant United States Attorney for the Eastern District of Missouri caused a Subpoena to Testify before Grand Jury to be issued to us. The Subpoena requires us to produce certain information regarding commercial advertising run by us on behalf of offshore and / or online (Internet) gambling businesses, including sports bookmaking and casino-style gambling. On October 5, 2006, we received a subpoena from the Assistant United States Attorney for the Southern District of New York requiring us to produce certain information regarding substantially the same matters as covered in the subpoena from the Eastern District of Missouri. We are cooperating with such requirements.
     On February 7, 2005, we received a subpoena from the State of New York Attorney General’s office, requesting information on policies and practices regarding record promotion on radio stations in the state of New York. We are cooperating with this subpoena.
     We are a co-defendant with Live Nation, Inc. (which was spun off as an independent company in December, 2005) in twenty-two putative class actions filed by different named plaintiffs in various district courts throughout the country.  These actions generally allege that the defendants monopolized or attempted to monopolize the market for “live rock concerts” in violation of Section 2 of the Sherman Act.  Plaintiffs claim that they paid higher ticket prices for defendants’ “rock concerts” as a result of defendants’ conduct.  They seek damages in an undetermined amount.  On April 17, 2006, the Judicial Panel for Multidistrict Litigation centralized these class action proceedings in the Central District of California.  On March 2, 2007, plaintiffs filed motions for class certification in five “template” cases involving five regional markets, Los Angeles, Boston, New York, Chicago and Denver.  Defendants opposed that motion and on October 22, 2007 the district court issued its decision certifying the class for each regional market.  On November 4, 2007, defendants filed a petition for permission to appeal the class certification ruling with the Ninth Circuit Court of Appeals.  That petition is pending.  Unless the petition is granted and the district court proceedings are stayed, trial on one or more of the regional classes should take place in 2008.   In the Master Separation and Distribution Agreement between us and Live Nation, Inc. that was entered into in connection with our spin-off of Live Nation in December 2005, Live Nation agreed, among other things, to assume responsibility for legal actions existing at the time of, or initiated after, the spin-off in which we are a defendant if such actions relate in any material respect to the business of Live Nation.  Pursuant to the agreement, Live Nation also agreed to indemnify us with respect to all liabilities assumed by Live Nation, including those pertaining to the claims discussed above.
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
     Three other lawsuits filed in connection with the merger are also still pending, Rauch v. Clear Channel Communications, Inc., et al., Case No. 2006-CI17436 (filed November 14, 2006), Pioneer Investments Kapitalanlagegesellschaft mbH v. Clear Channel Communications, Inc., et al., (filed January 30, 2007 in the United States District Court for the Western District of Texas) and Alaska Laborers Employees Retirement Fund v. Clear Channel Communications, Inc., et. al., Case No. SA-07-CA-0042 (filed January 11, 2007). These lawsuits raise substantially similar allegations to those found in the pleadings of the consolidated class actions.
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
Item 1A. Risk Factors
     For information regarding risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2006. There have not been any material changes in the risk factors disclosed in this Annual Report on Form 10-K.
     Additional information relating to risk factors is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Risks Regarding Forward-Looking Statements.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) Purchases of Equity Securities by the Issuer and Affiliated Purchases.
     On September 6, 2006, our Board of Directors authorized a share repurchase program, permitting us to repurchase $1.0 billion of our common stock. This program expired on September 6, 2007. During the three months ended September 30, 2007, we did not repurchase any shares through this program; however, we accepted shares in payment of income taxes due upon the vesting of restricted stock awards as follows:

			Total Number of
			Shares Purchased as	Maximum Dollar Value
	Total Number	Average	Part of Publicly	of Shares that May Yet
	of Shares	Price Paid per	Announced	Be Purchased Under the
Period	Purchased	Share	Programs	Programs
July 1 through July 31	340	$36.90	-0-	$1,000,000,000
August 1 through August 31	431	$36.55	-0-	$1,000,000,000
September 1 through September 30	168	$37.51	-0-	$-0-
Total	939		-0-	$-0-
Item 4. Submission of Matters to a Vote of Security Holders
     A special meeting of the shareholders of Clear Channel Communications, Inc., was held on September 25, 2007 to vote on the following three proposals:

1.	To consider and vote upon a proposal to approve and adopt the Agreement and Plan of Merger, dated as of November 16, 2006, by and among Clear Channel, BT Triple Crown Merger Co., Inc. (“Merger Sub”), B Triple Crown Finco, LLC and T Triple Crown Finco, LLC (together with B Triple Crown Finco, LLC, the “Fincos”), as amended by Amendment No. 1 thereto, dated April 18, 2007, by and among Clear Channel, Merger Sub and the Fincos, and as further amended by Amendment No. 2 thereto, dated May 17, 2007, by and among Clear Channel, Merger Sub, the Fincos and CC Media Holdings, Inc. (as amended, the “merger agreement”);

2.	To consider and vote upon a proposal to adjourn or postpone the special meeting, if necessary or appropriate, to solicit additional proxies if there are insufficient votes at the time of the special meeting to approve and adopt the merger agreement, as amended; and

3.	To transact such other business that may properly come before the special meeting or any adjournment or postponement thereof.

     The results of voting at the special meeting of the shareholders were as follows:
Proposal No. 1

For	Against	Abstain	Not Voted
364,084,022	5,814,983	3,277,672	124,769,494
Proposal No. 2

For	Against	Abstain	Not Voted
342,230,682	27,673,532	3,272,463	124,769,494
Proposal No. 3

For	Against	Abstain	Not Voted
199,440,775	132,533,707	41,202,195	124,769,494
Item 6. Exhibits
     See the Index to Exhibits, which is incorporated into and made a part of this Quarterly Report on Form 10-Q.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL COMMUNICATIONS, INC.
November 9, 2007	/s/ Randall T. Mays
Randall T. Mays
President and Chief Financial Officer

November 9, 2007	/s/ Herbert W. Hill, Jr.
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