Form 10-K
period 2007-12-31
CLEAR CHANNEL COMMUNICATIONS INC
filed 2008-02-14
CIK 739708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007, or

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
YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☑
As of June 30, 2007, the aggregate market value of the Common Stock beneficially held by non-affiliates of the registrant was approximately $17.4 billion based on the closing sale price as reported on the New York Stock Exchange. (For purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates).
On February 13, 2008, there were 497,879,312 outstanding shares of Common Stock, excluding 173,897 shares held in treasury.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Definitive Proxy Statement for the 2008 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

CLEAR CHANNEL COMMUNICATIONS, INC.
INDEX TO FORM 10-K

PART I
ITEM 1. Business
Agreement and Plan of Merger
          On November 16, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), as amended, with BT Triple Crown Merger Co., Inc. (“Merger Sub”), B Triple Crown Finco, LLC and T Triple Crown Finco, LLC (together with B Triple Crown Finco, LLC, the “Fincos”). The Fincos were formed by private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. solely for the purpose of entering into the Merger Agreement and consummating the transactions contemplated by the Merger Agreement. Upon the satisfaction of the conditions set forth in the Merger Agreement, CC Media Holdings, Inc. will acquire us. The acquisition will be effected by the merger of Merger Sub with and into us. As a result of the merger, we will become a wholly-owned subsidiary of CC Media Holdings, Inc.
          Under the terms of the Merger Agreement, as amended, our shareholders will receive $39.20 in cash for each share they own plus additional per share consideration, if any, as the closing of the merger will occur after December 31, 2007. For a description of the computation of any additional per share consideration and the circumstances under which it is payable, please refer to the joint proxy statement/prospectus dated August 21, 2007, filed with the Securities & Exchange Commission (the “Proxy Statement”). As an alternative to receiving the $39.20 per share cash consideration, our unaffiliated shareholders were offered the opportunity on a purely voluntary basis to exchange some or all of their shares of our common stock on a one-for-one basis for shares of Class A common stock of CC Media Holdings, Inc. (subject to aggregate and individual caps), plus the additional per share consideration, if any.
          Holders of shares of our common stock (including shares issuable upon conversion of outstanding options) in excess of the aggregate cap provided in the Merger Agreement, as amended, elected to receive the stock consideration. As a result, unaffiliated shareholders of ours will own an aggregate of 30.6 million shares of CC Media Holdings, Inc. Class A common stock upon consummation of the merger.
          The Merger Agreement was approved by our shareholders, but remains subject to customary closing conditions. Assuming satisfaction of the closing conditions, the parties expect to close the merger by the end of the first quarter of 2008.
The Company
          We are a diversified media company incorporated in 1974 with three reportable business segments: radio broadcasting, Americas outdoor advertising (consisting primarily of operations in the United States, Canada and Latin America) and International outdoor advertising. On November 11, 2005, we completed the initial public offering, or IPO, of approximately 10% of the common stock of Clear Channel Outdoor Holdings, Inc., or CCO, comprised of our Americas and International outdoor segments. On December 21, 2005 we completed the spin-off of our former live entertainment segment, which now operates under the name Live Nation.
          As of December 31, 2007, we owned 717 core radio stations, 288 non-core radio stations which are being marketed for sale and a leading national radio network operating in the United States. In addition, we had equity interests in various international radio broadcasting companies. For the year ended December 31, 2007, the radio broadcasting segment represented 50% of our total revenue. As of December 31, 2007, we also owned or operated approximately 209,000 Americas outdoor advertising display faces and approximately 687,000 International outdoor advertising display faces. For the year ended December 31, 2007, the Americas and International outdoor advertising segments represented 21% and 26% of our total revenue, respectively. As of December 31, 2007 we also owned a media representation firm, as well as other general support services and initiatives, all of which are within the category “other”. This segment represented 3% of our total revenue for the year ended December 31, 2007.
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
          Our principal executive offices are located at 200 East Basse Road, San Antonio, Texas 78209 (telephone: 210-822-2828).

Recent Developments
          On November 16, 2006, we announced plans to sell 448 non-core radio stations and all of our television stations. As of February 13, 2008, we sold 217 non-core radio stations and were party to definitive purchase agreements to sell 28 non-core radio stations.
          On April 20, 2007, we entered into a definitive agreement with an affiliate (“buyer”) of Providence Equity Partners Inc. (“Providence”) to sell our television business. Subsequently, a representative of Providence informed us that the buyer is considering its options under the definitive agreement, including not closing the acquisition on the terms and conditions in the definitive agreement. The definitive agreement is in full force and effect, has not been terminated and contains customary closing conditions. There have been no allegations that we have breached any of the terms or conditions of the definitive agreement or that there is a failure of a condition to closing the acquisition. On November 29, 2007, the FCC issued its initial consent order approving the assignment of our television station licenses to the buyer.
          On January 17, 2008, we entered into an agreement to sell our equity investment in Clear Channel Independent, an out-of-home advertising company headquartered in South Africa with operations in Angola, Botswana, Lesotho, Malawi, Mauritius, Mozambique, Namibia, South Africa, Swaziland, Tanzania, Uganda and Zambia. The closing of the transaction is subject to regulatory approval and other customary closing conditions.
          The sale of these assets is not a condition to the closing of the merger and is not contingent on the closing of the merger.
Operating Segments
          We have three reportable business segments: Radio Broadcasting, Americas Outdoor Advertising and International Outdoor Advertising.
•	Radio Broadcasting. As of December 31, 2007, we owned 717 core domestic radio stations, with 275 stations operating in the top 50 markets. Our portfolio of stations offers a broad assortment of programming formats, including adult contemporary, country, contemporary hit radio, rock, urban and oldies, among others, to a total weekly listening base of over 93 million individuals based on Arbitron National Regional Database figures for the Spring 2007 ratings period. In addition to our radio broadcasting business, we operate a national radio network that produces, distributes or represents approximately 70 syndicated radio programs and services for approximately 5,000 radio stations. Some of our more popular syndicated programs include Rush Limbaugh, Steve Harvey, Ryan Seacrest and Jeff Foxworthy. We also own various sports, news and agriculture networks. In addition, we own 288 smaller market non-core radio stations which we previously announced are being marketed for sale. Of these stations, 73 were under definitive asset purchase agreements as of December 31, 2007. For the year ended December 31, 2007, Radio Broadcasting represented 50% of our net revenue.

•	Americas Outdoor Advertising. Our Americas Outdoor Advertising, or Americas, business segment includes our operations in the United States, Canada and Latin America. We own or operate approximately 209,000 displays in our Americas Outdoor Advertising segment. Our outdoor assets consist of billboards, street furniture and transit displays, airport displays, mall displays, and wallscapes and other spectaculars. We have operations in 49 of the top 50 markets in the United States, including all of the top 20 markets. For the year ended December 31, 2007, Americas represented 21% of our net revenue.

•	International Outdoor Advertising. Our International Outdoor Advertising business segment includes our operations in Africa, Asia, Australia and Europe. We own or operate approximately 687,000 displays in approximately 50 countries. Our international outdoor assets consist of billboards, street furniture displays, transit displays and other out-of-home advertising displays. Subsequent to December 31, 2007 we entered into an agreement to sell our operations in Africa. For the year ended December 31, 2007 International represented 26% of our net revenue.

•	Other. The Other category includes our media representation business, Katz Media, and general support services and initiatives which are ancillary to our other businesses. Katz Media is a full-service media representation firm that sells national spot advertising time for clients in the radio and television industries throughout the United States. Katz Media represents approximately 3,200 radio stations, nearly one third of which are owned by us, and approximately 380 television stations, nearly one tenth of which are owned by us.

Our television operations include 56 stations, 18 of which are distributed as digital multicast stations. Our stations are affiliated with various television networks including ABC, CBS, NBC and FOX. On April 20, 2007, we entered into a definitive agreement to sell all of our television operations. Our television business is reported as assets and liabilities of discontinued operations on our consolidated balance sheet and the results of operations as discontinued operations on our statements of operations.
Our Strengths
          Global Scale and Local Market Leadership. We own 717 core radio stations in over 100 markets in the United States and operate over 897,000 outdoor advertising displays worldwide. We believe our global scale enables productive and cost-effective investment across our portfolio.
•	We have a total weekly listening base of approximately 93 million individuals based on the Arbitron National Regional Database figures for the Spring 2007 ratings period. With over 5,000 sales people in local markets, we believe the aggregation of our local sales forces comprises the media industry’s largest local-based sales force with national scope. Our national scope has facilitated cost-effective investment in unique yield management and pricing systems that we believe enable our local salespeople to maximize revenue. Additionally, our scale has allowed us to implement initiatives that we believe differentiate us from the rest of the radio industry.

•	Our outdoor advertising business is focused on urban markets with dense populations. Our real estate locations in these urban markets provide outstanding reach and frequency for our advertisers. In the United States, we operate in all of the top 20 markets. Internationally, we operate in France, Italy, Spain and the United Kingdom, as well as several attractive growth countries, including Australia and China. We have invested in real estate locations and new display technologies, such as digital billboards, which we believe will continue to support future revenue growth.
          Attractive Out-of-home Industry Fundamentals. We believe both radio broadcasting and outdoor advertising offer valuable out-of-home positions and compelling value propositions to advertisers.
•	Audience Reach. Radio programming reaches 93% of all United States consumers in a given week as reported by Arbitron RADAR 93 (June 2007), with the average consumer listening for almost three hours per day. On a weekly basis, this represents nearly 233 million unique listeners as reported by Arbitron RADAR 95 (December 2007). Additionally, 98% of Americans travel in a car each week as reported by the Arbitron National In-Car Study (July 2003).

•	Valuable Out-of-home Position. Both radio broadcasting and outdoor media reach potential consumers outside of the home, which we believe is a valuable position as it is closer to the purchase decision. Today, consumers spend a significant portion of their day out-of-home, while out-of-home media (outdoor and radio) garner a disproportionately smaller share of media spending than in-home media. We believe this discrepancy represents an opportunity for growth.

•	Compelling Value Propositions. We believe outdoor media and radio broadcasting offer compelling value propositions to advertisers by providing cost effective media advertising outlets, as measured by persons reached per dollar invested. We believe the cost effectiveness of radio broadcasting and outdoor media provide opportunity for growth.
          Consistent, Defensible Growth Profile. Both radio and outdoor advertising have demonstrated consistent growth over the last 40 years and are generally resilient in economic downturns.
•	Radio advertising revenue has grown to approximately $20 billion in 2006, representing an 8% compound annual growth rate, or CAGR, since 1970. Radio broadcasting has been one of the most resilient forms of advertising, weathering several competitive and technological advancements over time, including the introduction of television, audio cassettes, CDs and other portable audio devices, and remaining an important component of local advertiser marketing budgets. The radio industry has experienced only two negative growth years between 1970 and 2006, with the growth rate in the two years following an economic recession averaging 9%. We expect growth to be driven by increased advertising, a captive audience spending more time in their cars and the adoption of new technologies such as HD radio.

•	Outdoor advertising revenue has grown to approximately $7 billion in 2006, representing a 10% CAGR since 1970. Growth has come via traditional billboards along highways and major roadways, as well as alternative advertising including transit displays, street furniture and mall displays. The outdoor industry has experienced only two negative growth years between 1970 and 2006, with the growth rate in the two years following an economic recession averaging 13%. We expect growth to be driven by increased share of media spending and rollout of digital billboards.
          Business Diversity. Our business is comprised of numerous individual operating units in local markets throughout the United States and the rest of the world. Approximately half of our revenue is generated from our Radio

Broadcasting segment, with the remaining half comprised of our Americas and International business segments, as well as other support services and initiatives. We believe we offer advertisers a diverse platform of media assets across geographies, radio programming formats and outdoor products. We enjoy substantial diversity in our radio business, with no market greater than 9%, no format greater than 18%, and no ad category greater than 19% of 2007 radio revenue. We also enjoy substantial diversity in our outdoor business, with no market greater than 8% and no ad category greater than 8% of our 2007 outdoor revenue. We are able to reduce revenue volatility resulting from softness in any one advertising category or geographic market because of this diversity.
          Experienced Management Team and Entrepreneurial Culture. We have an experienced management team from our senior executives to our local market managers. Our executive officers and certain radio and outdoor senior managers possess an average of 21 years of industry experience, and have combined experience of over 250 years. The core of the executive management team includes Chief Executive Officer Mark Mays, who has been with the Company for over 18 years, and President and Chief Financial Officer Randall Mays, who has been with the Company for over 14 years. We also maintain an entrepreneurial culture empowering local market managers to operate their markets as separate profit centers, subject to centralized oversight. A portion of our managers’ compensation is dependent upon the financial success of their individual market. Our managers also have full access to our centralized resources, including sales training, research tools, shared best practices, global procurement and financial and legal support.
Our Strategy
          Our goal is to strengthen our position as a leading global media company specializing in “out-of-home” advertising. We plan to achieve this objective by capitalizing on our competitive strengths and pursuing the following strategies:
Radio
          Our radio broadcasting strategy centers on providing programming and services to the local communities in which we operate and being a contributing member of those communities. We believe that by serving the needs of local communities, we will be able to grow listenership and deliver target audiences to advertisers, thereby growing revenue and cash flow. Our radio broadcasting strategy also entails improving the ongoing operations of our stations through effective programming, promotion, marketing and sales and careful management of costs.
          Drive Local and National Advertising. We intend to drive growth in our radio business via a strong focus on yield management, increased sales force effectiveness and expansion of our sales channels. In late 2004, we implemented price and yield optimization systems and invested in new information systems, which provide station level inventory yield and pricing information previously unavailable. We shifted our sales force compensation plan from a straight “volume-based” commission percentages system to a “value-based” system to reward success in optimizing price and inventory. We believe that utilization of our unique systems throughout our distribution platform will drive continued revenue growth. We also intend to focus on driving advertisers to our radio stations through new sales channels and partnerships. For example, we recently formed an alliance with Google whereby we have gained access to an entirely new group of advertisers within a new and complementary sales channel.
          Continue to Capitalize on “Less is More.” In late 2004, we launched the Less is More initiative to enhance listener experience, reduce advertising clutter and improve radio’s attractiveness as a medium for advertisers. On average, we reduced advertising inventory and promotion time by approximately 20% and 50%, respectively, across our stations which led to more time for our audiences to listen to our programming. In addition, we changed our available advertising spots from 60 second ads to a combination of 60, 30, 15 and five second ads in order to give advertisers more flexibility.
          Continue to Enhance the Radio Listener Experience. We will continue to focus on enhancing the radio listener experience by offering a wide variety of compelling content. We believe our investments in radio programming over time have created a collection of leading on-air talent. Our Premiere Radio Network produces, distributes or represents approximately 70 syndicated radio programs and services for approximately 5,000 radio stations across the United States. This distribution platform allows us to attract talent and more effectively utilize programming, sharing the best and most compelling content across many stations. Finally, we are continually expanding content choices for our listeners, including utilization of HD radio, Internet and other distribution channels with complementary formats. Ultimately, we believe compelling content will improve our audience share which, in turn, will drive revenue growth and profit margins.
          Deliver Content via New Distribution Technologies. We intend to drive company and industry development through new distribution technologies. Some examples of such innovation are as follows:

•	Alternative Devices. The FM radio feature is expected to be integrated into MP3 players and cell phones. This should expand FM listenership by “putting a radio in every pocket” with free music and local content and represents the first meaningful increase in the radio installed base in the last 25 years.

•	HD Radio. HD radio enables crystal clear reception, interactive features, data services and new applications. Further, HD radio allows for many more stations, providing greater variety of content which we believe will enable advertisers to target consumers more effectively. The interactive capabilities of HD radio will potentially permit us to participate in commercial download services. On December 6, 2005, we joined a consortium of radio operators in announcing plans to create the HD Digital Radio Alliance to lobby auto makers, radio manufacturers and retailers for the rollout of digital radios. We plan to continue to develop compelling HD content and applications and to support the alliance to foster industry conversion.

•	Internet. Our websites hosted approximately 11.4 million unique visitors in December 2007 as measured by CommScore / Media Metrix, making us one of the top five trafficked music websites. Streaming audio via the Internet provides increased listener reach and new listener applications as well as new advertising capabilities.

•	Mobile. We have pioneered mobile applications which allow subscribers to use their cell phones to interact directly with the station, including finding titles/artists, requesting songs and downloading station wallpapers.
Americas and International Outdoor
          We seek to capitalize on our global outdoor network and diversified product mix to maximize revenue. In addition, by sharing best practices among our business segments, we believe we can quickly and effectively replicate our successes throughout the markets in which we operate. Our diversified product mix and long-standing presence in many of our existing markets provide us with the platform to launch new products and test new initiatives in a reliable and cost-effective manner.
          Drive Outdoor Media Spending. Outdoor advertising only represented 3.4% of total dollars spent on advertising in the United States in 2006 as reported by Veronis Suhler Stevenson Communications Industry Forecast. Given the attractive industry fundamentals of outdoor media and our depth and breadth of relationships with both local and national advertisers, we believe we can drive outdoor advertising’s share of total media spending by highlighting the value of outdoor advertising relative to other media. We have made and continue to make investments in research tools that enable our clients to better understand how our displays can successfully reach their target audiences and promote their advertising campaigns. Also, we are working closely with clients, advertising agencies and other diversified media companies to develop more sophisticated systems that will provide improved demographic measurements of outdoor advertising. We believe that these measurement systems will further enhance the attractiveness of outdoor advertising for both existing clients and new advertisers and further foster outdoor media spending growth.
          Increase Our Share of Outdoor Media Spending. We intend to continue to work toward ensuring that our customers have a superior experience by leveraging our presence in each of our markets and by increasing our focus on customer satisfaction and improved measurement systems. We believe our commitment to superior customer service, highlighted by our unique “Proof of Performance” system, and our superior products will lead to new advertisers and growth in existing advertising categories.
          Digital Billboard Conversion Initiatives. Advances in electronic displays, including flat screens, LCDs and LEDs, allow us to provide these technologies as alternatives to traditional methods of outdoor advertising. These electronic displays may be linked through centralized computer systems to instantaneously and simultaneously change static advertisements on a large number of displays. These capabilities will allow us to transition from selling space on a display to a single advertiser to selling time on that display to multiple advertisers. We believe this transition will create new advertising opportunities for our existing clients and will attract new advertisers, such as certain retailers that desire to change advertisements frequently and on short notice. We recently began converting a limited number of vinyl boards to networked digital boards. We believe that the costs of digital upgrades will decrease over time as technologies improve and more digital boards come to market.
Consolidated
          Achieve Operating Efficiencies. We intend to closely manage expense growth and to continue to focus on achieving operating efficiencies throughout our businesses. Within each of our operating segments, we share best practices across our markets and continually look for innovative ways to contain costs. We will continue to seek new ways of reducing costs across our global network.

          Pursue Strategic Opportunities and Optimize Our Portfolio of Assets. We continually evaluate strategic opportunities both within and outside our existing lines of business and may, from time to time, purchase, sell, or swap assets or businesses in order to maximize the efficiency of our portfolio.
Our Business Segments
Radio Broadcasting
          Our Radio Broadcasting segment includes radio stations for which we are the licensee and for which we program and/or sell air time under local marketing agreements (“LMAs”) or joint sales agreements (“JSAs”). The Radio Broadcasting segment also operates our Premiere Radio Network, a national radio network, and various other local sports, news and agricultural radio networks. Our Radio Broadcasting segment generated 50%, 52% and 53% of our consolidated revenue in 2007, 2006 and 2005, respectively.
Sources of Revenue
          The primary source of revenue in our Radio Broadcasting segment is the sale of commercial spots on our radio stations for local, regional and national advertising. Our local advertisers cover a wide range of categories, including automotive dealers, consumer services, retailers, entertainment, health and beauty products, telecommunications and media. Our contracts with our advertisers generally provide for a term which extends for less than a one year period. We also generate additional revenues from network compensation, the Internet, air traffic, events, barter and other miscellaneous transactions. These other sources of revenue supplement our traditional advertising revenue without increasing on-air-commercial time.
          Each radio station’s local sales staff solicits advertising directly from local advertisers or indirectly through advertising agencies. Our strategy of producing commercials that respond to the specific needs of our advertisers helps to build local direct advertising relationships. Regional advertising sales are also generally realized by our local sales staff. To generate national advertising sales, we engage firms specializing in soliciting radio advertising sales on a national level. National sales representatives obtain advertising principally from advertising agencies located outside the station’s market and receive commissions based on advertising sold.
          Advertising rates are principally based on the length of the spot and how many people in a targeted audience listen to our stations, as measured by independent ratings services. A station’s format can be important in determining the size and characteristics of its listening audience, and advertising rates are influenced by the station’s ability to attract and target audiences that advertisers aim to reach. The size of the market influences rates as well, with larger markets typically receiving higher rates than smaller markets. Rates are generally highest during morning and evening commuting periods.
          We seek to maximize revenue by closely managing on-air inventory of advertising time and adjusting prices to local market conditions. As part of Less is More, we implemented price and yield optimization systems and invested in new information systems, which provide detailed inventory information previously unavailable to us. These systems enable our station managers and sales directors to adjust commercial inventory and pricing based on local market demand, as well as to manage and monitor different commercial durations (60 second, 30 second, 15 second and five second) in order to provide more effective advertising for our customers at optimal prices.
Competition
          We compete in our respective markets for audiences, advertising revenue and programming with other radio stations owned by companies such as CBS, Cox Radio, Entercom and Radio One. We also compete with other advertising media, including satellite radio, broadcast and cable television, print media, outdoor advertising, direct mail, the Internet and other forms of advertisement.
Radio Stations
          As of December 31, 2007, we owned 304 AM and 701 FM domestic radio stations (717 core and 288 non-core), of which 151 stations were in the top 25 U.S. markets according to the Arbitron rankings as of January 2, 2008. In addition, we currently own equity interests in various international radio broadcasting companies located in Australia, New Zealand and Mexico, which we account for under the equity method of accounting. The following table sets forth certain selected information with regard to our radio broadcasting stations:

		Number
	Market	of
Market	Rank*	Stations
New York, NY	1	5
Los Angeles, CA	2	8
Chicago, IL	3	7
San Francisco, CA	4	7
Dallas-Ft. Worth, TX	5	6
Houston-Galveston, TX	6	8
Philadelphia, PA	7	6
Atlanta, GA	8	6
Washington, DC	9	8
Boston, MA	10	4
Detroit, MI	11	7
Miami-Ft. Lauderdale-Hollywood, FL	12	7
Seattle-Tacoma, WA	14	6
Phoenix, AZ	15	8
Minneapolis-St. Paul, MN	16	7
San Diego, CA	17	8
Nassau-Suffolk (Long Island), NY	18	2
Tampa-St. Petersburg-Clearwater, FL	19	8
St. Louis, MO	20	6
Baltimore, MD	21	3
Denver-Boulder, CO	22	8
Portland, OR	23	5
Pittsburgh, PA	24	6
Charlotte-Gastonia-Rock Hill, NC-SC	25	5
Riverside-San Bernardino, CA	26	6
Sacramento, CA	27	4
Cleveland, OH	28	6
Cincinnati, OH	29	8
San Antonio, TX	30	5
Salt Lake City-Ogden-Provo, UT	31	6
Las Vegas, NV	33	4
Orlando, FL	34	7
San Jose, CA	35	3
Milwaukee-Racine, WI	36	6
Columbus, OH	37	7
Providence-Warwick-Pawtucket, RI	39	4
Indianapolis, IN	40	3
Norfolk-Virginia Beach-Newport News, VA	41	4
Austin, TX	42	6
Raleigh-Durham, NC	43	4
Nashville, TN	44	5
Greensboro-Winston Salem-High Point, NC	45	5
West Palm Beach-Boca Raton, FL	46	6
Jacksonville, FL	47	7
Oklahoma City, OK	48	6
Memphis, TN	49	7
Hartford-New Britain-Middletown, CT	50	5
Louisville, KY	53	8
Rochester, NY	54	7
New Orleans, LA	55	7
Richmond, VA	56	6
Birmingham, AL	57	5
McAllen-Brownsville-Harlingen, TX	58	5
Greenville-Spartanburg, SC	59	6
Dayton, OH	60	8
Tucson, AZ	61	7
Ft. Myers-Naples-Marco Island, FL	62	6
Albany-Schenectady-Troy, NY	63	7
Honolulu, HI	64	6
Tulsa, OK	65	6
Fresno, CA	66	8
Grand Rapids, MI	67	7
Allentown-Bethlehem, PA	68	4
Albuquerque, NM	69	7
Omaha-Council Bluffs, NE-IA	72	5
Sarasota-Bradenton, FL	73	6
Akron, OH	74	5
Wilmington, DE	75	2
El Paso, TX	76	5
Bakersfield, CA	77	6
Harrisburg-Lebanon-Carlisle, PA	78	6
Stockton, CA	79	6
Baton Rouge, LA	80	6
Monterey-Salinas-Santa Cruz, CA	81	5
Syracuse, NY	82	7
Little Rock, AR	84	5
Springfield, MA	86	5
Charleston, SC	87	6
Toledo, OH	88	5
Columbia, SC	90	6
Des Moines, IA	91	5
Spokane, WA	92	6
Mobile, AL	93	4
Colorado Springs, CO	95	3
Ft. Pierce-Stuart-Vero Beach, FL	96	6
Melbourne-Titusville-Cocoa, FL	97	4
Wichita, KS	98	4
Madison, WI	99	6
Various U.S. Cities	101-150	88
Various U.S. Cities	151-200	47
Various U.S. Cities	201-250	33
Various U.S. Cities	251+	23
Various U.S. Cities	unranked	17
Non-core (a)		288

Total (b)		1,005

*	Per Arbitron Rankings as of January 2, 2008

(a)	Includes 260 stations reported as discontinued operations as of December 31, 2007. Our merger is not contingent on the sales of these stations, and the sales of these stations are not contingent on the closing of our merger.

(b)	Excluded from the 1,005 radio stations owned or operated by us are 5 radio stations programmed pursuant to a local marketing agreement or shared services agreement (FCC licenses not owned by us) and one Mexican radio station that we provide programming to and sell airtime for under exclusive sales agency arrangements. Also excluded are radio stations in Australia, New Zealand and Mexico. We own a 50%, 50% and 40% equity interest in companies that have radio broadcasting operations in these markets, respectively.
Radio Networks
          In addition to radio stations, our Radio Broadcasting segment includes our Premiere Radio Network, a national radio network that produces, distributes or represents more than 70 syndicated radio programs and services for more than 5,000 radio station affiliates. Our broad distribution platform enables us to attract and retain top programming talent. Some of our more popular radio programs include Rush Limbaugh, Steve Harvey, Ryan Seacrest and Jeff Foxworthy.
          We also own various sports, news and agriculture networks serving Alabama, California, Colorado, Florida, Georgia, Iowa, Kentucky, Missouri, Ohio, Oklahoma, Pennsylvania, Tennessee and Virginia.
          We believe recruiting and retaining top talent is an important component of the success of our radio networks. Given our scale, market position and distribution platform, we believe that we have a competitive advantage relative to other radio networks with regards to attracting on-air talent.
International Radio Investments
          We own equity interests in various international radio broadcasting companies located in Australia (50% ownership), Mexico (40% ownership) and New Zealand (50% ownership), which we account for under the equity method of accounting.
Americas Outdoor Advertising
          Our Americas Outdoor Advertising segment consists of our operations in the United States, Canada and Latin America, with approximately 93% of our 2007 revenue in this segment derived from the United States. The Americas Outdoor Advertising segment includes advertising display faces which we own or operate under lease management agreements. Americas Outdoor Advertising generated 21%, 20% and 20% of our consolidated net revenue in 2007, 2006 and 2005, respectively.
Sources of Revenue
          Americas Outdoor Advertising revenue is derived from the sale of advertising copy placed on our display inventory. Our display inventory consists primarily of billboards, street furniture displays and transit displays. The margins on our billboard contracts tend to be higher than those on contracts for other displays. The following table shows the approximate percentage of revenue derived from each category for our Americas Outdoor Advertising inventory:

	Year Ended December 31,
	2007	2006	2005
Billboards
Bulletins (1)	52%	52%	54%
Posters	16%	18%	19%
Street furniture displays	4%	4%	4%
Transit displays	16%	14%	11%
Other displays (2)	12%	12%	12%

Total	100%	100%	100%

(1)	Includes digital displays.

(2)	Includes spectaculars, mall displays and wallscapes.
          Our Americas Outdoor Advertising segment generates revenues from local, regional and national sales. Our advertising rates are based on a number of different factors including location, competition, size of display, illumination, market and gross ratings points.  Gross ratings points is the total number of impressions delivered, expressed as a percentage of a market population, of a display or group of displays.  The number of impressions delivered by a display is measured by the number of people passing the site during a defined period of time and, in some international markets, is weighted to account for such factors as illumination, proximity to other displays and the speed and viewing angle of approaching traffic. For all of our billboards in the United States, we use independent, third-party auditing companies to verify the number of impressions delivered by a display. “Reach’’ is the percent of a target audience exposed to an advertising message at least once during a specified period of time, typically during a period of four weeks. “Frequency” is the average number of exposures an individual has to an advertising message during a specified period of time. Out-of-home frequency is typically measured over a four-week period.
          While location, price and availability of displays are important competitive factors, we believe that providing quality customer service and establishing strong client relationships are also critical components of sales. In addition, we have long-standing relationships with a diversified group of local, regional and national advertising brands and agencies across the Americas.
Billboards
          Our billboard inventory primarily includes bulletins and posters.
Bulletins. Bulletins vary in size, with the most common size being 14 feet high by 48 feet wide. Almost all of the advertising copy displayed on bulletins is computer printed on vinyl and transported to the bulletin where it is secured to the display surface. Because of their greater size and impact, we typically receive our highest rates for bulletins. Bulletins generally are located along major expressways, primary commuting routes and main intersections that are highly visible and heavily trafficked. Our clients may contract for individual bulletins or a network of bulletins, meaning the clients’ advertisements are rotated among bulletins to increase the reach of the campaign. Our client contracts for bulletins generally have terms ranging from one month to one year.
Posters. Posters are available in two sizes, 30-sheet and 8-sheet displays. The 30-sheet posters are approximately 11 feet high by 23 feet wide, and the 8-sheet posters are approximately 5 feet high by 11 feet wide. Advertising copy for posters is printed using silk-screen or lithographic processes to transfer the designs onto paper that is then transported and secured to the poster surfaces. Posters generally are located in commercial areas on primary and secondary routes near point-of-purchase locations, facilitating advertising campaigns with greater demographic targeting than those displayed on bulletins. Our poster rates typically are less than our bulletin rates, and our client contracts for posters generally have terms ranging from four weeks to one year. Two types of posters are premiere panels and squares. Premiere displays are innovative hybrids between bulletins and posters that we developed to provide our clients with an alternative for their targeted marketing campaigns. The premiere displays utilize one or more poster panels, but with vinyl advertising stretched over the panels similar to bulletins. Our intent is to combine the creative impact of bulletins with the additional reach and frequency of posters.
Street Furniture Displays
          Our street furniture displays, marketed under our global AdshelTM brand, are advertising surfaces on bus shelters, information kiosks, public toilets, freestanding units and other public structures, and are primarily located in major metropolitan cities and along major commuting routes. Generally, we own the street furniture structures and are responsible for their construction and maintenance. Contracts for the right to place our street furniture displays in the public domain and sell advertising space on them are awarded by municipal and transit authorities in competitive bidding processes governed by local law. Generally, these contracts have terms ranging from 10 to 20 years. As compensation for the right to sell advertising space on our street furniture structures, we pay the municipality or transit authority a fee or revenue share that is either a fixed amount or a percentage of the revenue derived from the street furniture displays. Typically, these revenue sharing arrangements include payments by us of minimum guaranteed amounts. Client contracts for street furniture displays typically have terms ranging from four weeks to one year, and, similar to billboards, may be for network packages.
Transit Displays
          Our transit displays are advertising surfaces on various types of vehicles or within transit systems, including on the interior and exterior sides of buses, trains, trams and taxis, and within the common areas of rail stations and airports. Similar to street furniture, contracts for the right to place our displays on such vehicles or within such transit systems and to sell advertising space on them generally are awarded by public transit authorities in competitive bidding processes or are negotiated with private transit operators. These contracts typically have terms of up to five years. Our client contracts for transit displays generally have terms ranging from four weeks to one year.
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
Competition
          The outdoor advertising industry in the Americas is fragmented, consisting of several larger companies involved in outdoor advertising, such as CBS and Lamar Advertising Company, as well as numerous smaller and local companies operating a limited number of display faces in a single or a few local markets. We also compete with other advertising media in our respective markets, including broadcast and cable television, radio, print media, the Internet and direct mail.
Advertising Inventory and Markets
          As of December 31, 2007, we owned or operated approximately 209,000 displays in our Americas Outdoor Advertising segment. The following table sets forth certain selected information with regard to our Americas outdoor advertising inventory, with our markets listed in order of their designated market area (“DMA®”) region ranking (DMA® is a registered trademark of Nielsen Media Research, Inc.):

DMA®				Street
Region		Billboards		Furniture	Transit	Other	Total
Rank	Markets	Bulletins	Posters	Displays	Displays	Displays(1)	Displays
	United States
1	New York, NY	•	•	•	•	•	16,936
2	Los Angeles, CA	•	•	•	•	•	11,583
3	Chicago, IL	•	•	•	•	•	15,293
4	Philadelphia, PA	•	•	•	•	•	6,618
5	Dallas-Ft. Worth, TX	•	•	•	•	•	9,981
6	San Francisco-Oakland-San Jose, CA	•	•	•	•	•	8,971
7	Boston, MA (Manchester, NH)	•	•	•	•	•	7,219
8	Atlanta, GA	•	•		•	•	3,091
9	Washington, DC (Hagerstown, MD)	•	•	•	•	•	3,403
10	Houston, TX	•	•		• (2)	•	4,542
11	Detroit, MI	•			•	•	606
12	Phoenix, AZ	•	•		•	•	2,155
13	Tampa-St. Petersburg (Sarasota), FL	•	•	•	•	•	2,428
14	Seattle-Tacoma, WA	•	•		•	•	11,092
15	Minneapolis-St. Paul, MN	•	•		•	•	2,552
16	Miami-Ft. Lauderdale, FL	•	•	•	•	•	4,003
17	Cleveland-Akron (Canton), OH	•	•		•	•	3,484
18	Denver, CO				•	•	861
19	Orlando-Daytona Beach-Melbourne, FL	•	•		•	•	4,166

DMA®				Street
Region		Billboards		Furniture	Transit		Other	Total
Rank	Markets	Bulletins	Posters	Displays	Displays		Displays(1)	Displays
20	Sacramento-Stockton-Modesto, CA	•	•	•	•		•	1,509
21	St. Louis, MO				•		•	279
22	Pittsburgh, PA			•	•	(2)	•	674
23	Portland, OR	•	•		•		•	1,417
24	Baltimore, MD	•	•	•	•		•	2,533
25	Charlotte, NC						•	12
26	Indianapolis, IN	•	•		•		•	1,871
27	San Diego, CA	•	•		•		•	871
28	Raleigh-Durham (Fayetteville), NC				•			449
29	Hartford-New Haven, CT				•	(2)	•	374
30	Nashville, TN	•			•		•	652
31	Kansas City, KS/MO				•	(2)		324
32	Columbus, OH	•	•		•		•	1,525
33	Cincinnati, OH		•				•	12
34	Milwaukee, WI	•	•	•	•		•	5,838
35	Salt Lake City, UT				•		•	66
36	Greenville-Spartanburg, SC- Asheville, NC-Anderson, SC		•		•			88
37	San Antonio, TX	•	•		•	(2)	•	3,799
38	West Palm Beach-Ft. Pierce, FL	•	•		•		•	782
39	Grand Rapids-Kalamazoo-Battle Creek, MI				•			100
41	Harrisburg-Lancaster-Lebanon-York, PA				•		•	171
42	Norfolk-Portsmouth-Newport News, VA	•	•		•		•	470
43	Las Vegas, NV	•	•	•	•		•	13,362
44	Albuquerque-Santa Fe, NM	•	•		•			1,420
45	Oklahoma City, OK	•						3
46	Greensboro-High Point-Winston Salem, NC				•			999
47	Memphis, TN	•	•	•	•		•	2,305
48	Louisville, KY				•		•	134
49	Jacksonville, FL	•	•		•		•	991
50	Buffalo, NY				•			483
51-100	Various U.S. Cities	•	•		•	(2)	•	12,925
101-150	Various U.S. Cities	•	•	•	•		• (2)	5,491
151+	Various U.S. Cities	•	•		•		•	2,458
	Non-U.S. Markets
n/a	Aruba				•			213
n/a	Australia				•			810
n/a	Barbados				•			61
n/a	Bahamas				•			194
n/a	Belize				•			155
n/a	Brazil	•	•	•				7,089
n/a	Canada			•	•		•	4,314
n/a	Chile	•	•					1,166
n/a	Costa Rica				•			210
n/a	Dominican Republic				•			285
n/a	Grenada				•			155
n/a	Guam				•			144

DMA®				Street
Region		Billboards		Furniture	Transit	Other	Total
Rank	Markets	Bulletins	Posters	Displays	Displays	Displays(1)	Displays
n/a	Jamaica				•		213
n/a	Mexico			•		•	5,016
n/a	Netherlands Antilles				•		1,019
n/a	New Zealand				•		1,392
n/a	Peru	•	•	•	•	•	2,860
n/a	Saint Kitts and Nevis				•		144
n/a	Saint Lucia				•		100
n/a	Virgin Islands				•		260

					Total Americas Displays		209,171

(1)	Includes wallscapes, spectaculars, mall and digital displays. Our inventory includes other small displays not in the table since their contribution to our revenue is not material.

(2)	We have access to additional displays through arrangements with local advertising and other companies.
International Outdoor Advertising
          Our International Outdoor Advertising segment consists of our advertising operations in Africa, Asia, Australia and Europe, with approximately half of our 2007 revenue in this segment derived from France and the United Kingdom. Subsequent to December 31, 2007 we entered into an agreement to sell our operations in Africa. The International Outdoor Advertising segment includes advertising display faces which we own or operate under lease management agreements. Our International Outdoor Advertising segment generated 26%, 24% and 24% of our consolidated net revenue in 2007, 2006 and 2005, respectively.
Sources of Revenue
          International outdoor advertising revenue is derived from the sale of advertising copy placed on our display inventory. Our international outdoor display inventory consists primarily of billboards, street furniture displays, transit displays and other out-of-home advertising displays, such as neon displays. The following table shows the approximate percentage of revenue derived from each inventory category of our International Outdoor Advertising segment:

	Year Ended December 31,
	2007	2006	2005
Billboards (1)	39%	41%	44%
Street furniture displays	37%	37%	34%
Transit displays (2)	8%	9%	9%
Other displays (3)	16%	13%	13%

Total	100%	100%	100%

(1)	Includes revenue from spectaculars and neon displays.

(2)	Includes small displays.

(3)	Includes advertising revenue from mall displays, other small displays, and non-advertising revenue from sales of street furniture equipment, cleaning and maintenance services and production revenue.
          Our International Outdoor Advertising segment generates revenues worldwide from local, regional and national sales. Similar to the Americas, advertising rates generally are based on the gross rating points of a display or group of displays. The number of impressions delivered by a display, in some countries, is weighted to account for such factors as illumination, proximity to other displays and the speed and viewing angle of approaching traffic.
          While location, price and availability of displays are important competitive factors, we believe that providing quality customer service and establishing strong client relationships are also critical components of sales. In addition, we have long-standing relationships with a diversified group of advertising brands and agencies worldwide.
Billboards
          The sizes of our international billboards are not standardized. The billboards vary in both format and size across our networks, with the majority of our international billboards being similar in size to our posters used in our

Americas outdoor business (30-sheet and 8-sheet displays). Our international billboards are sold to clients as network packages with contract terms typically ranging from one to two weeks. Long-term client contracts are also available and typically have terms of up to one year. We lease the majority of our billboard sites from private landowners. Billboards include our spectacular and neon displays. DEFI, our international neon subsidiary, is a global provider of neon signs with approximately 400 displays in 15 countries worldwide. Client contracts for international neon displays typically have terms of approximately five years.
Street Furniture Displays
          Our international street furniture displays are substantially similar to their Americas street furniture counterparts, and include bus shelters, freestanding units, public toilets, various types of kiosks and benches. Internationally, contracts with municipal and transit authorities for the right to place our street furniture in the public domain and sell advertising on such street furniture typically provide for terms ranging from 10 to 15 years. The major difference between our international and Americas street furniture businesses is in the nature of the municipal contracts. In our international outdoor business, these contracts typically require us to provide the municipality with a broader range of urban amenities such as public wastebaskets and lampposts, as well as space for the municipality to display maps or other public information. In exchange for providing such urban amenities and display space, we are authorized to sell advertising space on certain sections of the structures we erect in the public domain. Our international street furniture is typically sold to clients as network packages, with contract terms ranging from one to two weeks. Long-term client contracts are also available and typically have terms of up to one year.
Transit Displays
          Our international transit display contracts are substantially similar to their Americas transit display counterparts, and typically require us to make only a minimal initial investment and few ongoing maintenance expenditures. Contracts with public transit authorities or private transit operators typically have terms ranging from three to seven years. Our client contracts for transit displays generally have terms ranging from one week to one year, or longer.
Other International Inventory and Services
          The balance of our revenue from our International Outdoor Advertising segment consists primarily of advertising revenue from mall displays, other small displays and non-advertising revenue from sales of street furniture equipment, cleaning and maintenance services and production revenue. Internationally, our contracts with mall operators generally have terms ranging from five to ten years and client contracts for mall displays generally have terms ranging from one to two weeks, but are available for up to six-month periods. Our international inventory includes other small displays that are counted as separate displays since they form a substantial part of our network and International Outdoor Advertising revenue. Several of our international markets sell equipment or provide cleaning and maintenance services as part of a billboard or street furniture contract with a municipality. Production revenue relates to the production of advertising posters, usually for small customers.
Competition
          The international outdoor advertising industry is fragmented, consisting of several larger companies involved in outdoor advertising, such as CBS and JC Decaux, as well as numerous smaller and local companies operating a limited number of display faces in a single or a few local markets. We also compete with other advertising media in our respective markets, including broadcast and cable television, radio, print media, the Internet and direct mail.
Advertising Inventory and Markets
          As of December 31, 2007, we owned or operated approximately 687,000 displays in our International Outdoor Advertising segment. The following table sets forth certain selected information with regard to our International Outdoor Advertising inventory, which are listed in descending order according to 2007 revenue contribution:

		Street
		Furniture	Transit	Other	Total
International Markets	Billboards(1)	Displays	Displays(2)	Displays(3)	Displays
France	•	•	•	•	162,386
United Kingdom	•	•	•	•	69,418
Italy	•	•			57,533
China	•	•	•	•	62,573
Spain	•	•	•	•	34,474
Australia/New Zealand		•	•		16,958
Sweden	•	•	•	•	111,479

		Street
		Furniture	Transit	Other	Total
International Markets	Billboards(1)	Displays	Displays(2)	Displays(3)	Displays
Switzerland	•		•	•	17,663
Belgium	•	•	•	•	23,486
Norway	•	•	•		18,357
Ireland	•	•			7,581
Denmark	•	•	•	•	33,986
Turkey	•	•	•	•	10,439
India	•	•	•		695
Finland	•	•	•	•	23,031
Poland	•	•		•	13,204
Holland	•	•			3,326
Baltic States/Russia	•		•		16,135
Greece			•	•	1,219
Singapore		•			3,847
Japan		•			53
Germany	•				53
Hungary	•				30
Austria	•				13
United Arab Emirates	•				1
Czech Republic	•				7
Ukraine	•				2
Indonesia	•				1
Portugal	•				15
Slovenia	•				1

			Total International Displays		687,966

(1)	Includes spectaculars and neon displays.

(2)	Includes small displays.

(3)	Includes mall displays and other small displays counted as separate displays in the table since they form a substantial part of our network and International revenue.
Equity Investments
          In addition to the displays listed above, as of December 31, 2007, we had equity investments in various out-of-home advertising companies that operate in the following markets:

				Street
		Equity		Furniture	Transit
Market	Company	Investment	Billboards(1)	Displays	Displays
Outdoor Advertising Companies
South Africa(2)	Clear Channel Independent	50.0%	•	•	•
Italy	Alessi	34.3%	•	•	•
Italy	AD Moving SpA	17.5%	•		•
Hong Kong	Buspak	50.0%	•		•
Spain	Clear Channel CEMUSA	50.0%	•
Thailand	Master & More	32.5%	•	•
Belgium	MTB	49.0%			•
Belgium	Streep	25.0%			•
Denmark	City Reklame	45.0%	•
Other Media Companies
Norway	CAPA	50.0%

(1)	Includes spectaculars and neon displays.

(2)	Clear Channel Independent is headquartered and has the majority of its operations in South Africa, but also operates in other African countries such as Angola, Botswana, Lesotho, Malawi, Mauritius, Mozambique, Namibia, Swaziland, Tanzania, Uganda and Zambia. On January 17, 2008, we entered into an agreement to sell our investment in Clear Channel Independent. The closing of the transaction is subject to regulatory approval and other customary closing conditions.
Other
          The other category includes our media representation firm as well as other general support services and initiatives which are ancillary to our other businesses.
Media Representation
          We own Katz Media, a full-service media representation firm that sells national spot advertising time for clients in the radio and television industries throughout the United States. As of December 31, 2007, Katz Media represents approximately 3,200 radio stations, nearly one third of which are owned by us, and approximately 380 television stations, nearly one tenth of which are owned by us.
          Katz Media generates revenue primarily through contractual commissions realized from the sale of national spot advertising airtime. National spot advertising is commercial airtime sold to advertisers on behalf of radio and television stations. Katz Media represents its media clients pursuant to media representation contracts, which typically have terms of up to ten years in length.
Television
          As of December 31, 2007, we owned, programmed or sold airtime for 56 television stations, including 18 television stations distributed as digital multicast stations. Our television stations are affiliated with various television networks, including ABC, CBS, NBC, FOX, CW, CW100+, MyNetworkTV, Telemundo, our internally created Variety TV network and several independent, non-affiliated stations. Television revenue is generated primarily from the sale of local and national advertising. Advertising rates depend primarily on the quantitative and qualitative characteristics of the audience we can deliver to the advertiser. Our sales personnel sell local advertising, while national advertising is primarily sold by national sales representatives.
          The primary sources of programming for our affiliated television stations are their respective networks, which produce and distribute programming in exchange for each station’s commitment to air the programming at specified times and for commercial announcement time during the programming. We provide another source of programming to our stations by selecting and purchasing syndicated television programs. We compete with other television stations within each market for these broadcast rights. We also provide local news programming for the majority of our television stations.
          On April 20, 2007, we entered into a definitive agreement with an affiliate of Providence to sell our television business. On November 29, 2007, the FCC issued its initial consent order approving the assignment of our television station licenses to the buyer. A representative of Providence has informed us that the buyer is considering its options under the definitive agreement, including not closing the acquisition on the terms and conditions in the definitive agreement. The definitive agreement is in full force and effect, has not been terminated and contains customary closing conditions. There have been no allegations that we have breached any of the terms or conditions of the definitive agreement or that there is a failure of a condition to closing the acquisition. The sale of these assets is not a condition to the closing of the Transactions and is not contingent on the closing of the Transactions.
Employees
          As of February 13, 2008, we had approximately 23,400 domestic employees and 5,500 international employees of which approximately 28,000 were in operations and approximately 900 were in corporate related activities. Approximately 850 of our United States employees and approximately 220 of our non-United States employees are subject to collective bargaining agreements in their respective countries. There are numerous collective bargaining agreements, none of which represent a significant number of employees. We believe that our relationship with our employees is good.

Regulation of Our Radio and Television Broadcasting Businesses
Existing Regulation and 1996 Legislation
          Radio and television broadcasting are subject to the jurisdiction of the FCC under the Communications Act of 1934 (the “Communications Act”). The Communications Act prohibits the operation of a radio or television broadcasting station except under a license issued by the FCC and empowers the FCC, among other things, to:
•	issue, renew, revoke and modify broadcasting licenses;

•	assign frequency bands;

•	determine stations’ frequencies, locations and power;

•	regulate the equipment used by stations;

•	adopt other regulations to carry out the provisions of the Communications Act;

•	impose penalties for violation of such regulations; and

•	impose fees for processing applications and other administrative functions.
          The Communications Act prohibits the assignment of a license or the transfer of control of a licensee without prior approval of the FCC.
          The 1996 Act represented a comprehensive overhaul of the country’s telecommunications laws. The 1996 Act changed both the process for renewal of broadcast station licenses and the broadcast ownership rules. The 1996 Act established a “two-step” renewal process that limited the FCC’s discretion to consider applications filed in competition with an incumbent’s renewal application. The 1996 Act also liberalized the national broadcast ownership rules, eliminating the national radio limits and easing the national restrictions on TV ownership. The 1996 Act relaxed local radio ownership restrictions, but left local TV ownership restrictions in place pending further FCC review.
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

          Irrespective of FCC rules governing radio ownership, however, the Antitrust Division of the DOJ (the “Antitrust Division”) and the FTC have the authority to determine that a particular transaction presents antitrust concerns. Following the passage of the 1996 Act, the Antitrust Division became more aggressive in reviewing proposed acquisitions of radio stations, particularly in instances where the proposed purchaser already owned one or more radio stations in a particular market and sought to acquire additional radio stations in the same market. The Antitrust Division has, in some cases, obtained consent decrees requiring radio station divestitures in a particular market based on allegations that acquisitions would lead to unacceptable concentration levels. The FCC generally will not approve radio acquisitions when antitrust authorities have expressed concentration concerns, even if the acquisition complies with the FCC’s numerical station limits.
          With respect to television, the 1996 Act directed the FCC to eliminate the then-existing 12-station national limit on station ownership and increase the national audience reach limitation from 25% to 35%. The 1996 Act left local TV ownership restrictions in place pending further FCC review, and in August 1999 the FCC modified its local television ownership rule. Under the current rule, permissible common ownership of television stations is dictated by DMA®s. A company may own two television stations in a DMA® if the stations’ Grade B contours do not overlap. Conversely, a company may own television stations in separate DMA®s even if the stations’ service contours do overlap. Furthermore, a company may own two television stations in a DMA® with overlapping Grade B contours if (i) at least eight independently owned and operating full-power television stations, the Grade B contours of which overlap with that of at least one of the commonly owned stations, will remain in the DMA® after the combination; and (ii) at least one of the commonly owned stations is not among the top four stations in the market in terms of audience share. The FCC will presumptively waive these criteria and allow the acquisition of a second same-market television station where the station being acquired is shown to be “failed” or “failing” (under specific FCC definitions of those terms), or authorized but unbuilt. A buyer seeking such a waiver must also demonstrate, in most cases, that it is the only buyer ready, willing and able to operate the station, and that sale to an out-of-market buyer would result in an artificially depressed price. We currently own two television stations in each of six DMA®s.
          The FCC has adopted rules with respect to LMAs by which the licensee of one radio or television station provides substantially all of the programming for another licensee’s station in the same market and sells all of the advertising within that programming. Under these rules, an entity that owns one or more radio or television stations in a market and programs more than 15% of the broadcast time on another station in the same service (radio or television) in the same market pursuant to an LMA is generally required to count the LMA station toward its media ownership limits even though it does not own the station. As a result, in a market where we own one or more radio or television stations, we generally cannot provide programming under an LMA to another station in the same service (radio or television) if we cannot acquire that station under the various rules governing media ownership.
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
          A number of cross-ownership rules pertain to licensees of television and radio stations. FCC rules generally prohibit an individual or entity from having an attributable interest in a radio or television station and a daily newspaper located in the same market. However, in December 2007, the FCC adopted a revised rule that would allow a degree of same-market newspaper/broadcast ownership based on certain presumptions, criteria and limitations.
          Prior to August 1999, FCC rules also generally prohibited common ownership of a television station and one or more radio stations in the same market, although the FCC in many cases allowed such combinations under waivers of the rule. In August 1999, however, the FCC comprehensively revised its radio/television cross-ownership rule. The revised rule permits the common ownership of one television and up to seven same-market radio stations, or up to two television and six same-market radio stations, if the market will have at least 20 separately owned broadcast, newspaper and cable

“voices” after the combination. Common ownership of up to two television and four radio stations is permissible when at least 10 “voices” will remain, and common ownership of up to two television stations and one radio station is permissible in all markets regardless of voice count. The radio/television limits, moreover, are subject to the compliance of the television and radio components of the combination with the television duopoly rule and the local radio ownership limits, respectively. Waivers of the radio/television cross-ownership rule are available only where the station being acquired is “failed” (i.e., off the air for at least four months or involved in court-supervised involuntary bankruptcy or insolvency proceedings). A buyer seeking such a waiver must also demonstrate, in most cases, that it is the only buyer ready, willing and able to operate the station, and that sale to an out-of-market buyer would result in an artificially depressed price.
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
          In November 2007, the FCC issued its initial order approving the sale of our television stations. Upon the sale’s completion, we will own no television stations, and the FCC’s rules and policies concerning local television ownership, radio/television cross-ownership, television LMAs and JSAs, grandfathering of existing television LMAs and waivers regarding certain of our radio/television combinations will no longer apply to us.
          Under the FCC’s ownership rules, an officer or director of our Company or a direct or indirect purchaser of certain types of our securities could cause us to violate FCC regulations or policies if that purchaser owned or acquired an “attributable” interest in other media properties in the same areas as our stations or in a manner otherwise prohibited by the FCC. All officers and directors of a licensee and any direct or indirect parent, general partners, limited partners and limited liability company members who are not properly “insulated” from management activities, and stockholders who own 5% or more of the outstanding voting stock of a licensee or its parent, either directly or indirectly, generally will be deemed to have an attributable interest in the licensee. Certain institutional investors who exert no control or influence over a licensee may own up to 20% of a licensee’s or its parent’s outstanding voting stock before attribution occurs. Under current FCC regulations, debt instruments, non-voting stock, minority voting stock interests in corporations having a single majority stockholder, and properly insulated limited partnership and limited liability company interests as to which the licensee certifies that the interest holders are not “materially involved” in the management and operation of the subject media property generally are not subject to attribution unless such interests implicate the FCC’s “equity/debt plus” (“EDP”) rule. Under the EDP rule, an aggregate debt and/or equity interest in excess of 33% of a licensee’s total asset value (equity plus debt) is attributable if the interest holder is either a major program supplier (providing over 15% of the licensee’s station’s total weekly broadcast programming hours) or a same-market media owner (including broadcasters, cable operators and newspapers). The FCC recently adopted revisions to the EDP rule to promote diversification of broadcast ownership. To the best of our knowledge at present, none of our officers, directors, or 5% or greater shareholders holds an interest in another television station, radio station, cable television system, or daily newspaper that is inconsistent with the FCC’s ownership rules and policies.
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
          In its third review, which commenced in September 2002, the FCC undertook a comprehensive review and reevaluation of all of its media ownership rules, including incorporation of a previously commenced separate rulemaking on the radio ownership rules. This biennial review culminated in a decision adopted by the FCC in June 2003, in which the agency made significant changes to virtually all aspects of the existing media ownership rules. Among other things:
•	The FCC relaxed the local television ownership rule, allowing common ownership of two television stations in any DMA® with at least five operating commercial and non-commercial television stations. Under the modified rule, a company may own three television stations in a DMA® with at least 18 television stations. In either case, no single entity may own more than one television station that is among the top four stations in a DMA® based on audience ratings. In markets with eleven or fewer television stations, however, the modified rule would allow parties to seek waivers of the “top four” restriction and permit a case-by-case evaluation of whether joint ownership would serve the public interest, based on a liberalized set of waiver criteria.

•	The FCC eliminated its rules prohibiting ownership of a daily newspaper and a broadcast station, and limiting ownership of television and radio stations, in the same market. In place of those rules, the FCC adopted new “cross-media limits” that would apply to certain markets depending on the number of television stations in the relevant television DMA®. These limits would prohibit any cross-media ownership in markets with three or fewer television stations. In markets with between four and eight television stations, the cross-media limits would allow common ownership of one of the following three combinations: (1) one or more daily newspapers, one television station and up to half of the radio stations that would be permissible under the local radio ownership limits; (2) one or more daily newspapers and as many radio stations as can be owned under the local radio ownership limits (but no television stations); and (3) two television stations (provided that such ownership would be permissible under the local television ownership rule) and as many radio stations as can be owned under the local radio ownership limits (but no daily newspapers). No cross-media ownership limits would exist in markets with nine or more television stations.

•	The FCC relaxed the limitation on the nationwide percentage of television households a single entity is permitted to reach, raising the cap from 35% to 45%.
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
          In addition, the FCC’s June 2003 decision ruled for the first time that radio JSAs by which the licensee of one radio station sells substantially all of the advertising for another licensee’s station in the same market (but does not provide programming to that station), would be considered attributable to the selling party. Furthermore, the FCC stated that where the newly attributable status of existing JSAs and LMAs resulted in combinations of stations that would not comply with the modified rules, termination of such JSAs and LMAs would be required within two years of the modified rules’ effectiveness.
          Numerous parties, including us, appealed the modified ownership rules adopted by the FCC in June 2003. These appeals were consolidated before the United States Court of Appeals for the Third Circuit. In September 2003, shortly before the modified rules were scheduled to take effect, that court issued a stay preventing the rules’ implementation pending the court’s decision on appeal. In June 2004, the court issued a decision that upheld the modified ownership rules in certain respects and remanded them to the FCC for further justification in other respects. Among other things:
•	The court upheld the provision of the modified rules prohibiting common ownership of more than one top-four ranked television station in a market, but remanded the FCC’s modified numerical limits applicable to same-market combinations of television stations. It also remanded the FCC’s elimination of the requirement that, in a transaction that seeks a “failing” or “failed” station waiver of the television duopoly rule, the parties demonstrate that no out-of-market buyer is willing to purchase the station.

•	The court affirmed the FCC’s repeal of the newspaper/broadcast cross-ownership rule, while also upholding the FCC’s determination to retain some limits on cross-media ownership. However, the court remanded the FCC’s “cross-media limits” for further explanation, finding that the FCC had failed to provide a reasoned analysis for the specific limitations it adopted.

•	With respect to the modified radio ownership rules, the court affirmed the FCC’s switch to an Arbitron-based methodology for defining radio markets, its decision to include noncommercial stations when counting stations in a market, its limitations on transfer of existing combinations of stations that would not comply with the modified rules, its decision to make JSAs attributable to the selling party and its decision to require termination within two years of the rules’ effectiveness of existing JSAs and LMAs that resulted in non-compliance with the modified radio rules. However, the court determined that the FCC had insufficiently justified its retention of the existing numerical station caps and remanded the numerical limits to the FCC for further explanation.
          In its June 2004 decision, the court left in place the stay on the FCC’s implementation of the modified media ownership rules. As a result, the FCC’s rules governing local television ownership and radio/television cross-ownership, as modified in 1999, remain in effect. However, in September 2004, the court partially lifted its stay on the modified radio ownership rules, putting into effect the aspects of those rules that establish a new methodology for defining local radio markets and counting stations within those markets, limit our ability to transfer intact combinations of stations that do not comply with the new rules, make JSAs attributable and require us to terminate within two years those of our existing JSAs and LMAs which, because of their newly attributable status, cause our station combinations in the relevant markets to be non-compliant with the new radio ownership rules. Moreover, in a market where we own one or more radio stations, we generally cannot enter into a JSA with another radio station if we could not acquire that station under the modified rules.
          In addition, the FCC has commenced a separate proceeding to consider whether television JSAs, like radio JSAs, should be attributed to the selling party. Such a rule, if adopted, could prevent us from entering into a JSA with another television station that we could not acquire under the local television ownership rules.
          In June 2006, the FCC commenced its proceeding on remand of the modified media ownership rules. At an open meeting on December 18, 2007, the FCC adopted a decision that revised the newspaper/broadcast cross-ownership rule to allow a degree of same-market newspaper/broadcast ownership based on certain presumptions, criteria and limitations. The FCC made no changes to the currently effective local radio ownership rules (as modified by the 2003 decision) or the radio/television cross-ownership rule (as modified in 1999). Also at its December 18, 2007 meeting, the FCC adopted rules to promote diversification of broadcast ownership, including revisions to its EDP attribution rule and the “eligible entity” exception to the prohibition on the sale of grandfathered noncompliant radio station combinations.
          The FCC’s media ownership rules, including the modifications adopted in December 2007, are subject to further court appeals, various petitions for reconsideration before the FCC and possible actions by Congress. In the 2004 Consolidated Appropriations Act, Congress effectively overrode the FCC’s modified national television ownership reach cap of 45% and set it at 39%. The legislation also changed the FCC’s obligation to periodically review the media ownership rules from every two years to every four years.
          We cannot predict the impact of any of these developments on our business. In particular, we cannot predict the ultimate outcome of the FCC’s media ownership proceedings or their effects on our ability to acquire broadcast stations in the future, to complete acquisitions that we have agreed to make, to continue to own and freely transfer groups of stations that we have already acquired, or to continue our existing agreements to provide programming to or sell advertising on stations we do not own. Moreover, we cannot predict the impact of future reviews or any other agency or legislative initiatives upon the FCC’s broadcast rules. Further, the 1996 Act’s relaxation of the FCC’s ownership rules has increased the level of competition in many markets in which our stations are located.
Alien Ownership Restrictions
          The Communications Act restricts the ability of foreign entities or individuals to own or hold certain interests in broadcast licenses. Foreign governments, representatives of foreign governments, non-United States citizens, representatives of non-United States citizens and corporations or partnerships organized under the laws of a foreign nation are barred from holding broadcast licenses. Non-United States citizens, collectively, may own or vote up to 20% of the capital stock of a corporate licensee. A broadcast license may not be granted to or held by any entity that is controlled, directly or indirectly, by a business entity more than one-fourth of whose capital stock is owned or voted by non-United States citizens or their representatives, by foreign governments or their representatives, or by non-United States business entities, if the FCC finds that the public interest will be served by the refusal or revocation of such license. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such entity, and the FCC has made such an affirmative finding only in limited circumstances. Since we serve as a holding company for subsidiaries that serve as licensees for our stations, we are effectively restricted from having more than one-fourth of our stock owned or voted directly or indirectly by non-United States citizens or their representatives, foreign governments, representatives of foreign governments, or foreign business entities.

Other Regulations Affecting Broadcast Stations
          General. The FCC has significantly reduced its past regulation of broadcast stations, including elimination of formal ascertainment requirements and guidelines concerning amounts of certain types of programming and commercial matter that may be broadcast. There are, however, statutes, rules and policies of the FCC and other federal agencies that regulate matters such as network-affiliate relations, the ability of stations to obtain exclusive rights to air syndicated programming, cable and satellite systems’ carriage of syndicated and network programming on distant stations, political advertising practices, obscenity and indecency in broadcast programming, application procedures and other areas affecting the business or operations of broadcast stations. Moreover, recent and possible future actions by the FCC in the areas of localism and public interest obligations may impose additional regulatory requirements on us.
          Indecency. Provisions of federal law regulate the broadcast of obscene, indecent, or profane material. The FCC has substantially increased its monetary penalties for violations of these regulations. Legislation enacted in 2006 provides the FCC with authority to impose fines of up to $325,000 per violation for the broadcast of such material. We cannot predict whether Congress will consider or adopt further legislation in this area.
          Public Interest Programming. Broadcasters are required to air programming addressing the needs and interests of their communities of license, and to place “issues/programs lists” in their public inspection files to provide their communities with information on the level of “public interest” programming they air. In November 2007, the FCC adopted rules establishing a standardized form for reporting information on a television station’s public interest programming and requiring television broadcasters to post the new form — as well as all other documents in their public inspection files — on station websites. Moreover, in August 2003 the FCC introduced a “Localism in Broadcasting” initiative that, among other things, resulted in the creation of an FCC Localism Task Force, localism hearings at various locations throughout the country, and the July 2004 initiation of a proceeding to consider whether additional FCC rules and procedures are necessary to promote localism in broadcasting. In December 2007, the FCC adopted a report and proposed rules designed to increase local programming content and diversity, including renewal application processing guidelines for locally-oriented programming and a requirement that broadcasters establish advisory boards in the communities where they own stations.
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
          Digital Radio. The FCC has approved a technical standard for the provision of “in band, on channel” terrestrial digital radio broadcasting by existing radio broadcasters, and has allowed radio broadcasters to convert to a hybrid mode of digital/analog operation on their existing frequencies. We and other broadcasters have intensified efforts to roll out terrestrial digital radio service. In May 2007, the FCC established service, operational and technical rules for terrestrial digital audio broadcasting and sought public comment on what (if any) limitations should be placed on subscription services offered by digital audio broadcasters and whether any new public interest requirements should be applied to terrestrial digital audio broadcast service. We cannot predict the impact of terrestrial digital audio radio service on our business.
          Low Power FM Radio Service. In January 2000, the FCC created two new classes of noncommercial low power FM radio stations (“LPFM”). One class (“LP100”) is authorized to operate with a maximum power of 100 watts and a service radius of about 3.5 miles. The other class (“LP10”) is authorized to operate with a maximum power of 10 watts and a service radius of about one to two miles. In establishing the new LPFM service, the FCC said that its goal is to create a class of radio stations designed “to serve very localized communities or underrepresented groups within communities.” The FCC has authorized a number of LPFM stations. In December 2000, Congress passed the Radio Broadcasting Preservation Act of 2000. This legislation requires the FCC to maintain interference protection requirements between LPFM stations and full-power radio stations on third-adjacent channels. It also requires the FCC to conduct field tests to determine the impact of eliminating such requirements. The FCC has commissioned a preliminary report on such impact and on the basis of that report, has recommended to Congress that such requirements be eliminated. In addition, in November 2007, the FCC adopted rules that, among other things, enhance LPFM’s interference protection from subsequently authorized full-service stations. Concurrently, the FCC solicited public comment on technical rules for possible expansion of LPFM licensing opportunities and technical and financial assistance to LPFM broadcasters from full-service stations which propose to create interference to LPFM stations. We cannot predict the number of LPFM stations that eventually will be authorized to operate or the impact of such stations on our business.

          Other. The FCC has adopted rules on children’s television programming pursuant to the Children’s Television Act of 1990 and rules requiring closed captioning of television programming. The FCC has also taken steps to implement digital television broadcasting in the United States. Furthermore, the 1996 Act contains a number of provisions related to television violence. We cannot predict the effect of the FCC’s present rules or future actions on our television broadcasting operations.
          Finally, Congress and the FCC from time to time consider, and may in the future adopt, new laws, regulations and policies regarding a wide variety of other matters that could affect, directly or indirectly, the operation and ownership of our broadcast properties. In addition to the changes and proposed changes noted above, such matters have included, for example, spectrum use fees, political advertising rates and potential restrictions on the advertising of certain products such as beer and wine. Other matters that could affect our broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as direct broadcast satellite service, the continued establishment of wireless cable systems and low power television stations, “streaming” of audio and video programming via the Internet, digital television and radio technologies, the establishment of a low power FM radio service and possible telephone company participation in the provision of video programming service.
          The foregoing is a brief summary of certain provisions of the Communications Act, the 1996 Act and specific regulations and policies of the FCC thereunder. This description does not purport to be comprehensive and reference should be made to the Communications Act, the 1996 Act, the FCC’s rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of broadcast stations. Proposals for additional or revised regulations and requirements are pending before and are being considered by Congress and federal regulatory agencies from time to time. Also, various of the foregoing matters are now, or may become, the subject of court litigation, and we cannot predict the outcome of any such litigation or its impact on our broadcasting business.
Regulation of our Americas and International Outdoor Advertising Businesses
          The outdoor advertising industry in the United States is subject to governmental regulation at the federal, state and local levels. These regulations may include, among others, restrictions on the construction, repair, maintenance, lighting, upgrading, height, size, spacing and location of and, in some instances, content of advertising copy being displayed on outdoor advertising structures. In addition, the outdoor advertising industry outside of the United States is subject to certain foreign governmental regulation.
          Domestically, in recent years, outdoor advertising has become the subject of targeted state and municipal taxes and fees. These laws may affect prevailing competitive conditions in our markets in a variety of ways. Such laws may reduce our expansion opportunities, or may increase or reduce competitive pressure from other members of the outdoor advertising industry. No assurance can be given that existing or future laws or regulations, and the enforcement thereof, will not materially and adversely affect the outdoor advertising industry. However, we contest laws and regulations that we believe unlawfully restrict our constitutional or other legal rights and may adversely impact the growth of our outdoor advertising business.
          Federal law, principally the Highway Beautification Act, or HBA, regulates outdoor advertising on Federal-Aid Primary and Interstate and National Highway Systems roads within the United States (“controlled roads”). The HBA regulates the size and placement of billboards, requires the development of state standards, mandates a state’s compliance program, promotes the expeditious removal of illegal signs and requires just compensation for takings.
          To satisfy the HBA’s requirements, all states have passed billboard control statutes and regulations which regulate, among other things, construction, repair, maintenance, lighting, height, size, spacing and the placement of outdoor advertising structures. We are not aware of any state which has passed control statutes and regulations less restrictive than the prevailing federal requirements, including the requirement that an owner remove any non-grandfathered non-compliant signs along controlled roads, at the owner’s expense and without compensation. Local governments generally also include billboard control as part of their zoning laws and building codes regulating those items described above and include similar provisions regarding the removal of non-grandfathered structures that do not comply with certain of the local requirements.
          As part of their billboard control laws, state and local governments regulate the construction of new signs. Some jurisdictions prohibit new construction, some jurisdictions allow new construction only to replace existing structures and some jurisdictions allow new construction subject to the various restrictions discussed above. In certain jurisdictions, restrictive regulations also limit our ability to relocate, rebuild, repair, maintain, upgrade, modify, or replace existing legal non-conforming billboards.

          Federal law neither requires nor prohibits the removal of existing lawful billboards, but it does mandate the payment of compensation if a state or political subdivision compels the removal of a lawful billboard along the controlled roads. In the past, state governments have purchased and removed existing lawful billboards for beautification purposes using federal funding for transportation enhancement programs, and these jurisdictions may continue to do so in the future. From time to time, state and local government authorities use the power of eminent domain and amortization to remove billboards. Thus far, we have been able to obtain satisfactory compensation for our billboards purchased or removed as a result of these types of governmental action, although there is no assurance that this will continue to be the case in the future.
          Other important outdoor advertising regulations include the Intermodal Surface Transportation Efficiency Act of 1991 (currently known as SAFETEA-LU), the Bonus Act/Bonus Program, the 1995 Scenic Byways Amendment and various increases or implementations of property taxes, billboard taxes and permit fees. From time to time, legislation has been introduced in both the United States and foreign jurisdictions attempting to impose taxes on revenue from outdoor advertising. Several state and local jurisdictions have already imposed such taxes as a percentage of our outdoor advertising revenue in that jurisdiction. While these taxes have not had a material impact on our business and financial results to date, we expect state and local governments to continue to try to impose such taxes as a way of increasing revenue.
          We have introduced and intend to expand the deployment of digital billboards that display static digital advertising copy from various advertisers that change up to several times per minute. We have encountered some existing regulations that restrict or prohibit these types of digital displays, but these regulations have not yet materially impacted our digital deployment. However, since digital technology for changing static copy has only recently been developed and introduced into the market on a large scale, existing regulations that currently do not apply to digital technology by their terms could be revised to impose greater restrictions. These regulations may impose greater restrictions on digital billboards due to alleged concerns over aesthetics or driver safety.
          International regulation of the outdoor advertising industry varies by region and country, but generally limits the size, placement, nature and density of out-of-home displays. The significant international regulations include the Law of December 29, 1979 in France, the Town and Country Planning (Control of Advertisements) Regulations 1992 in the United Kingdom and Règlement Régional Urbain de l’agglomération bruxelloise in Belgium. These laws define issues such as the extent to which advertisements can be erected in rural areas, the hours during which illuminated signs may be lit and whether the consent of local authorities is required to place a sign in certain communities. Other regulations may limit the subject matter and language of out-of-home displays.
NYSE Matters
          The certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in 2007 our Chief Executive Officer submitted a Section 303A.12(a) CEO Certification to the New York Stock Exchange (“NYSE”) certifying that he was not aware of any violation by Clear Channel of the NYSE’s corporate governance listing standards.
Item 1A. Risk Factors
We May Be Adversely Affected if the Proposed Merger is Not Completed
          There is no assurance that the conditions to the completion of the merger will be satisfied. In the event that the merger is not completed, we may be subject to several risks including the following: the current market price of our common stock may reflect a market assumption that the merger will occur and a failure to complete the merger could result in a decline in the market price of our common stock; management’s attention from our day to day business may be diverted; uncertainties with regards to the merger may adversely affect our relationships with our employees, vendors and customers; and we may be required to pay significant transaction costs related to the merger.
We Have a Large Amount of Indebtedness
          We currently use a portion of our operating income for debt service. Our leverage could make us vulnerable to an increase in interest rates or a downturn in the operating performance of our businesses due to various factors including a decline in general economic conditions. At December 31, 2007, we had debt outstanding of $6.6 billion and shareholders’ equity of $8.8 billion. We may continue to borrow funds to finance capital expenditures, share repurchases, acquisitions or to refinance debt, as well as for other purposes. Our debt obligations could increase substantially because of additional share repurchase programs, special dividends, or acquisitions that may be approved by our Board as well as the debt levels of companies that we may acquire in the future.
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
Our business is dependent upon the performance of on-air talent and program hosts, as well as our management team and other key employees
          We employ or independently contract with several on-air personalities and hosts of syndicated radio programs with significant loyal audiences in their respective markets. Although we have entered into long-term agreements with some of our key on-air talent and program hosts to protect our interests in those relationships, we can give no assurance that all or any of these persons will remain with us or will retain their audiences. Competition for these individuals is intense and many of these individuals are under no legal obligation to remain with us. Our competitors may choose to extend offers to any of these individuals on terms which we may be unwilling to meet. Furthermore, the popularity and audience loyalty of our key on-air talent and program hosts is highly sensitive to rapidly changing public tastes. A loss of such popularity or audience loyalty is beyond our control and could limit our ability to generate revenue.
          Our business is also dependent upon the performance of our management team and other key employees. Although we have entered into long-term agreements with some of these individuals, we can give no assurance that all or any of our executive officers or key employees will remain with us. Competition for these individuals is intense and many of our key employees are at-will employees who are under no legal obligation to remain with us. In addition, any or all of our executive officers or key employees may decide to leave for a variety of personal or other reasons beyond our control. The loss of members of our management team or other key employees could have a negative impact on our business and results of operations.
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

Exchange rates may cause future losses in our international operations
          Because we own assets in foreign countries and derive revenue from our international operations, we may incur currency translation losses due to changes in the values of foreign currencies and in the value of the United States dollar. We cannot predict the effect of exchange rate fluctuations upon future operating results.
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
          The federal communications laws limit the number of broadcasting properties we may own in a particular area. While the Telecommunications Act of 1996 (the “1996 Act”) relaxed the FCC’s multiple ownership limits, any subsequent modifications that tighten those limits could make it impossible for us to complete potential acquisitions or require us to divest stations we have already acquired. Most significantly, in June 2003, the FCC adopted a decision comprehensively modifying its media ownership rules. The modified rules significantly changed the FCC’s regulations governing radio ownership, allowed increased ownership of TV stations at the local and national level and permitted additional cross-ownership of daily newspapers, television stations and radio stations. Soon after their adoption, however, a federal court issued a stay preventing the implementation of the modified media ownership rules while it considered appeals of the rules by numerous parties (including Clear Channel). In a June 2004 decision, the court upheld the modified rules in certain respects, remanded them to the FCC for further justification in other respects and left in place the stay on their implementation. In September 2004, the court partially lifted its stay on the modified radio ownership rules, putting into effect aspects of those rules that establish a new methodology for defining local radio markets and counting stations within those markets, limit our ability to transfer intact combinations of stations that do not comply with the new rules and require us to terminate within two years certain of our agreements whereby we provide programming to or sell advertising on radio stations we do not own. In June 2006, the FCC commenced its proceeding on remand of the modified media ownership rules. At an open meeting on December 18, 2007, the FCC adopted a decision in that proceeding which revised the newspaper/broadcast cross-ownership rule to allow a degree of same-market newspaper/broadcast ownership based on certain presumptions, criteria and limitations, while making no changes to the local radio ownership rules or the radio/television cross-ownership rules currently in effect. The FCC also adopted rules to promote diversification of broadcast ownership. The media ownership rules, as modified by the FCC’s 2003 decision and by the FCC’s December 2007 actions, are subject to various further FCC and court proceedings and recent and possible future actions by Congress. We cannot predict the ultimate outcome of the media ownership proceedings or their effects on our ability to acquire broadcast stations in the future, to complete acquisitions that we have agreed to make, to continue to own and freely transfer groups of stations that we have already acquired, or to continue our existing agreements to provide programming to or sell advertising on stations we do not own.
          Moreover, the FCC’s existing rules in some cases permit a company to own fewer radio stations than allowed by the 1996 Act in markets or geographical areas where the company also owns television stations. These rules could require us to divest radio stations we currently own in markets or areas where we also own television stations. Our acquisition of television stations in five local markets or areas in our merger with The Ackerley Group resulted in our owning more radio stations in these markets or areas than is permitted by these rules. The FCC has given us a temporary period of time to come into compliance with the rules. We have come into compliance with respect to two such markets and have requested an extension of time to come into compliance with respect to the other three markets.
          Other changes in governmental regulations and policies may have a material impact on us. For example, we currently provide programming to several television stations we do not own. These programming arrangements are made through contracts known as local marketing agreements (“LMAs”). The FCC’s rules and policies regarding television LMAs will restrict our ability to enter into television LMAs in the future, and may eventually require us to terminate our programming arrangements under existing LMAs. Moreover, the FCC has begun a proceeding to adopt rules that will restrict our ability to enter into television joint sales agreements (“JSAs”), by which we sell advertising on television stations we do not own, and may eventually require us to terminate our existing agreements of this nature. Additionally, the FCC has adopted rules which under certain circumstances subject previously non-attributable debt and equity interests in communications media to the FCC’s multiple ownership restrictions. These rules may limit our ability to expand our media holdings. Moreover, recent and possible future actions by the FCC in the areas of localism and public interest obligations may impose additional regulatory requirements on us.
          In November 2007, the FCC issued its initial order approving the sale of our television stations. Upon the sale’s completion, we will own no television stations, and the FCC’s rules and policies concerning local television ownership, radio/television cross-ownership, television LMAs and JSAs, grandfathering of existing television LMAs and waivers regarding certain of our radio/television combinations will no longer apply to us.
We may be adversely affected by new statutes dealing with indecency
          Provisions of federal law regulate the broadcast of obscene, indecent, or profane material. The FCC has substantially increased its monetary penalties for violations of these regulations. Congressional legislation enacted in 2006 provides the FCC with authority to impose fines of up to $325,000 per violation for the broadcast of such material. We therefore face increased costs in the form of fines for indecency violations, and cannot predict whether Congress will consider or adopt further legislation in this area.
Antitrust regulations may limit future acquisitions
          Additional acquisitions by us of radio and television stations and outdoor advertising properties may require antitrust review by federal antitrust agencies and may require review by foreign antitrust agencies under the antitrust laws of foreign jurisdictions. We can give no assurances that the United States Department of Justice (“DOJ”), the Federal Trade Commission (“FTC”) or foreign antitrust agencies will not seek to bar us from acquiring additional radio or television stations or outdoor advertising properties in any market where we already have a significant position. Following passage of the 1996 Act, the DOJ has become more aggressive in reviewing proposed acquisitions of radio stations, particularly in instances where the proposed acquiror already owns one or more radio station properties in a particular market and seeks to acquire another radio station in the same market. The DOJ has, in some cases, obtained consent decrees requiring radio station divestitures in a particular market based on allegations that acquisitions would lead to unacceptable concentration levels. The DOJ also actively reviews proposed acquisitions of outdoor advertising properties. In addition, the antitrust laws of foreign jurisdictions will apply if we acquire international broadcasting properties.
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
Government regulation of outdoor advertising may restrict our outdoor advertising operations
          United States federal, state and local regulations have a significant impact on the outdoor advertising industry and our outdoor advertising business. One of the seminal laws was the HBA, which regulates outdoor advertising on the 306,000 miles of Federal-Aid Primary, Interstate and National Highway Systems (controlled roads). The HBA regulates the size and location of billboards, mandates a state compliance program, requires the development of state standards, promotes the expeditious removal of illegal signs and requires just compensation for takings. Construction, repair, maintenance, lighting, upgrading, height, size, spacing and the location of billboards and the use of new technologies for changing displays, such as digital displays, are regulated by federal, state and local governments. From time to time, states and municipalities have prohibited or significantly limited the construction of new outdoor advertising structures and also permitted non-conforming structures to be rebuilt by third parties. Changes in laws and regulations affecting outdoor advertising at any level of government, including laws of the foreign jurisdictions in which we operate, could have a significant financial impact on us by requiring us to make significant expenditures or otherwise limiting or restricting some of our operations.
          From time to time, certain state and local governments and third parties have attempted to force the removal of our displays under various state and local laws, including condemnation and amortization. Amortization is the attempted forced removal of legal but non-conforming billboards (billboards which conformed with applicable zoning regulations when built, but which do not conform to current zoning regulations) or the commercial advertising placed on such billboards after a period of years. Pursuant to this concept, the governmental body asserts that just compensation is earned by continued operation of the billboard over time. Amortization is prohibited along all controlled roads and generally prohibited along non-controlled roads. Amortization has, however, been upheld along non-controlled roads in limited instances where provided by state and local law. Other regulations limit our ability to rebuild, replace, repair, maintain and upgrade non-conforming displays. In addition, from time to time third parties or local governments assert that we own or operate displays that either are not properly permitted or otherwise are not in strict compliance with applicable law. Although we believe that the number of our billboards that may be subject to removal based on alleged noncompliance is immaterial, from time to time we have been required to remove billboards for alleged noncompliance. Such regulations and allegations have not had a material impact on our results of operations to date, but if we are increasingly unable to resolve such allegations or obtain acceptable arrangements in circumstances in which our displays are subject to removal, modification, or amortization, or if there occurs an increase in such regulations or their enforcement, our operating results could suffer.
          A number of state and local governments have implemented or initiated legislative billboard controls, including taxes, fees and registration requirements in an effort to decrease or restrict the number of outdoor signs and/or to raise revenue. While these controls have not had a material impact on our business and financial results to date, we expect state and local governments to continue these efforts. The increased imposition of these controls and our inability to pass on the cost of these items to our clients could negatively affect our operating income.
          International regulation of the outdoor advertising industry varies by region and country, but generally limits the size, placement, nature and density of out-of-home displays. Significant international regulations include the Law of December 29, 1979 in France, the Town and Country Planning (Control of Advertisements) Regulations 1992 in the United Kingdom, and Règlement Régional Urbain de l’agglomération Bruxelloise in Belgium. These laws define issues such as the extent to which advertisements can be erected in rural areas, the hours during which illuminated signs may be lighted and whether the consent of local authorities is required to place a sign in certain communities. Other regulations limit the subject matter and language of out-of-home displays. For instance, the United States and most European Union countries, among other nations, have banned outdoor advertisements for tobacco products. Our failure to comply with these or any future international regulations could have an adverse impact on the effectiveness of our displays or their attractiveness to clients as an advertising medium and may require us to make significant expenditures to ensure compliance. As a result, we may experience a significant impact on our operations, revenue, international client base and overall financial condition.
Additional restrictions on outdoor advertising of tobacco, alcohol and other products may further restrict the categories of clients that can advertise using our products
          Out-of-court settlements between the major United States tobacco companies and all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and four other United States territories include a ban on the outdoor advertising of tobacco products. Other products and services may be targeted in the future, including alcohol products. Legislation regulating tobacco and alcohol advertising has also been introduced in a number of European countries in which we conduct business and could have a similar impact. Any significant reduction in alcohol-related advertising due to content-related restrictions could cause a reduction in our direct revenue from such advertisements and an increase in the available space on the existing inventory of billboards in the outdoor advertising industry.
Our business may be adversely affected if planned dispositions of small market radio station assets and our television business are not completed
          On November 16, 2006, we announced plans to sell 448 non-core radio stations and all of our television stations. As of December 31, 2007, we had sold 160 of such radio stations, and were party to definitive asset purchase agreements to sell 73 additional non-core radio stations.
          On April 20, 2007, we entered into a definitive agreement to sell our television business. A representative of the potential purchaser of our television stations has informed us that the purchaser is considering its options under the definitive agreement, including not closing the acquisition on the terms and conditions in the definitive agreement.
          The sales of our non-core radio stations are subject to regulatory approval and the sales of both our non-core radio stations and our television stations are subject to other customary closing conditions. There can be no assurance that the transactions contemplated by the definitive agreements will be successfully completed. In the event that the planned asset dispositions are not completed, we may be subject to several risks including the following:
•	we may need to seek new purchasers for the assets which will require additional time and expenses;

•	we may not be able to sell our small market radio stations and television business on terms which are as favorable as the terms currently included in the definitive agreements;

•	management’s attention from our day-to-day business may be diverted; and

•	uncertainties with regards to the asset sales may adversely affect our relationships with our employees, vendors and customers.
Future acquisitions could pose risks
          We may acquire media-related assets and other assets or businesses that we believe will assist our customers in marketing their products and services. Our acquisition strategy involves numerous risks, including:

•	certain of our acquisitions may prove unprofitable and fail to generate anticipated cash flows;

•	to successfully manage our large portfolio of broadcasting, outdoor advertising and other properties, we may need to:
•	recruit additional senior management as we cannot be assured that senior management of acquired companies will continue to work for us and we cannot be certain that any of our recruiting efforts will succeed, and

•	expand corporate infrastructure to facilitate the integration of our operations with those of acquired properties, because failure to do so may cause us to lose the benefits of any expansion that we decide to undertake by leading to disruptions in our ongoing businesses or by distracting our management;
•	entry into markets and geographic areas where we have limited or no experience;

•	we may encounter difficulties in the integration of operations and systems;

•	our management’s attention may be diverted from other business concerns; and

•	we may lose key employees of acquired companies or stations.
          We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue additional acquisitions and may decide to dispose of certain businesses. These acquisitions or dispositions could be material.
Capital requirements necessary to implement strategic initiatives could pose risks
          The purchase price of possible acquisitions and/or other strategic initiatives could require additional debt or equity financing on our part. Since the terms and availability of this financing depend to a large degree upon general economic conditions and third parties over which we have no control, we can give no assurance that we will obtain the needed financing or that we will obtain such financing on attractive terms. In addition, our ability to obtain financing depends on a number of other factors, many of which are also beyond our control, such as interest rates and national and local business conditions. If the cost of obtaining needed financing is too high or the terms of such financing are otherwise unacceptable in relation to the strategic opportunity we are presented with, we may decide to forego that opportunity. Additional indebtedness could increase our leverage and make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures.
We face intense competition in the broadcasting and outdoor advertising industries
          Our business segments are in highly competitive industries, and we may not be able to maintain or increase our current audience ratings and advertising and sales revenues. Our radio stations and outdoor advertising properties compete for audiences and advertising revenue with other radio stations and outdoor advertising companies, as well as with other media, such as newspapers, magazines, television, direct mail, satellite radio and Internet based media, within their respective markets. Audience ratings and market shares are subject to change, which could have the effect of reducing our revenue in that market. Our competitors may develop services or advertising media that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. It is possible that new competitors may emerge and rapidly acquire significant market share in any of our business segments. An increased level of competition for advertising dollars may lead to lower advertising rates as we attempt to retain customers or may cause us to lose customers to our competitors who offer lower rates that we are unable or unwilling to match.
Our financial performance may be adversely affected by certain variables which are not in our control
          Certain variables that could adversely affect our financial performance by, among other things, leading to decreases in overall revenue, the numbers of advertising customers, advertising fees, or profit margins include:
•	unfavorable shifts in population and other demographics which may cause us to lose advertising customers as people migrate to markets where we have a smaller presence, or which may cause advertisers to be willing to pay less in advertising fees if the general population shifts into a less desirable age or geographical demographic from an advertising perspective;

•	unfavorable fluctuations in operating costs which we may be unwilling or unable to pass through to our customers;

•	the impact of potential new royalties charged for terrestrial radio broadcasting which could materially increase our expenses;

•	unfavorable changes in labor conditions which may require us to spend more to retain and attract key employees; and

•	changes in governmental regulations and policies and actions of federal regulatory bodies which could restrict the advertising media which we employ or restrict some or all of our customers that operate in regulated areas from using certain advertising media, or from advertising at all.
New technologies may affect our broadcasting operations
          Our broadcasting businesses face increasing competition from new broadcast technologies, such as broadband wireless and satellite television and radio, and new consumer products, such as portable digital audio players and personal digital video recorders. These new technologies and alternative media platforms compete with our radio and television stations for audience share and advertising revenue, and in the case of some products, allow listeners and viewers to avoid traditional commercial advertisements. The FCC has also approved new technologies for use in the radio broadcasting industry, including the terrestrial delivery of digital audio broadcasting, which significantly enhances the sound quality of radio broadcasts. In the television broadcasting industry, the FCC has established standards and a timetable for the implementation of digital television broadcasting in the United States. We have substantially completed the implementation of our digital television broadcasting. We have currently converted approximately 441 of our radio stations to digital broadcasting. We are unable to predict the effect such technologies and related services and products will have on our broadcasting operations, but the capital expenditures necessary to implement such technologies could be substantial and other companies employing such technologies could compete with our businesses.
We may be adversely affected by a general deterioration in economic conditions
          The risks associated with our businesses become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising. A decline in the level of business activity of our advertisers could have an adverse effect on our revenue and profit margins. During economic slowdowns in the United States, many advertisers have reduced their advertising expenditures. The impact of slowdowns on our business is difficult to predict, but they may result in reductions in purchases of advertising.
We may be adversely affected by the occurrence of extraordinary events, such as terrorist attacks
          The occurrence of extraordinary events, such as terrorist attacks, intentional or unintentional mass casualty incidents, or similar events may substantially decrease the use of and demand for advertising, which may decrease our revenue or expose us to substantial liability. The September 11, 2001 terrorist attacks, for example, caused a nationwide disruption of commercial activities. As a result of the expanded news coverage following the attacks and subsequent military actions, we experienced a loss in advertising revenue and increased incremental operating expenses. The occurrence of future terrorist attacks, military actions by the United States, contagious disease outbreaks, or similar events cannot be predicted, and their occurrence can be expected to further negatively affect the economies of the United States and other foreign countries where we do business generally, specifically the market for advertising.
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
          A wide range of factors could materially affect future developments and performance, including:
•	the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement;

•	the outcome of any legal proceedings that have been or may be instituted against us relating to the Merger Agreement;

•	our inability to complete the merger due to the failure to satisfy any conditions to completion of the merger;

•	the impact of the substantial indebtedness incurred to finance the consummation of the merger;

•	the impact of general economic and political conditions in the U.S. and in other countries in which we currently do business, including those resulting from recessions, political events and acts or threats of terrorism or military conflicts;

•	the impact of the geopolitical environment;

•	our ability to integrate the operations of recently acquired companies;

•	shifts in population and other demographics;

•	industry conditions, including competition;

•	fluctuations in operating costs;

•	technological changes and innovations;

•	changes in labor conditions;

•	fluctuations in exchange rates and currency values;

•	capital expenditure requirements;

•	the outcome of pending and future litigation settlements;

•	legislative or regulatory requirements;

•	interest rates;

•	the effect of leverage on our financial position and earnings;

•	taxes;

•	access to capital markets; and

•	certain other factors set forth in our filings with the Securities and Exchange Commission.
          This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.
ITEM 1B. Unresolved Staff Comments
Not Applicable
ITEM 2. Properties
Corporate
          Our corporate headquarters is in San Antonio, Texas, where we own an approximately 55,000 square foot executive office building and an approximately 123,000 square foot data and administrative service center.
Radio Broadcasting
          Our radio executive operations are located in our corporate headquarters in San Antonio, Texas. The types of properties required to support each of our radio stations include offices, studios, transmitter sites and antenna sites. We either own or lease our transmitter and antenna sites. These leases generally have expiration dates that range from five to 15 years. A radio station’s studios are generally housed with its offices in downtown or business districts. A radio station’s transmitter sites and antenna sites are generally located in a manner that provides maximum market coverage.
Americas and International Outdoor Advertising
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
          In both our Americas and International Outdoor Advertising segments, we own or have acquired permanent easements for relatively few parcels of real property that serve as the sites for our outdoor displays. Our remaining outdoor display sites are leased. Our leases generally range from month-to-month to year-to-year and can be for terms of 10 years or longer, and many provide for renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. We believe that an important part of our management activity is to negotiate suitable lease renewals and extensions.
Consolidated
          The studios and offices of our radio stations and outdoor advertising branches are located in leased or owned facilities. These leases generally have expiration dates that range from one to 40 years. We do not anticipate any difficulties in renewing those leases that expire within the next several years or in leasing other space, if required. We own substantially all of the equipment used in our radio broadcasting and outdoor advertising businesses.

          As noted above, as of December 31, 2007, we owned 1,005 radio stations and owned or leased over 897,000 outdoor advertising display faces in various markets throughout the world. Therefore, no one property is material to our overall operations. We believe that our properties are in good condition and suitable for our operations.
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
          We are a co-defendant with Live Nation (which was spun off as an independent company in December 2005) in 22 putative class actions filed by different named plaintiffs in various district courts throughout the country.  These actions generally allege that the defendants monopolized or attempted to monopolize the market for “live rock concerts” in violation of Section 2 of the Sherman Act.  Plaintiffs claim that they paid higher ticket prices for defendants’ “rock concerts” as a result of defendants’ conduct.  They seek damages in an undetermined amount.  On April 17, 2006, the Judicial Panel for Multidistrict Litigation centralized these class action proceedings in the Central District of California.  On March 2, 2007, plaintiffs filed motions for class certification in five “template” cases involving five regional markets, Los Angeles, Boston, New York, Chicago and Denver.  Defendants opposed that motion and, on October 22, 2007, the district court issued its decision certifying the class for each regional market.  On November 4, 2007, defendants filed a petition for permission to appeal the class certification ruling with the Ninth Circuit Court of Appeals.  That petition is pending.  Unless the petition is granted and the district court proceedings are stayed, trial on one or more of the regional classes should take place in 2008.   In the Master Separation and Distribution Agreement between us and Live Nation that was entered into in connection with our spin-off of Live Nation in December 2005, Live Nation agreed, among other things, to assume responsibility for legal actions existing at the time of, or initiated after, the spin-off in which we are a defendant if such actions relate in any material respect to the business of Live Nation.  Pursuant to the agreement, Live Nation also agreed to indemnify us with respect to all liabilities assumed by Live Nation, including those pertaining to the claims discussed above.
Merger-Related Litigation
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
          We continue to believe that the allegations contained in each of the pleadings in the above-referenced actions are without merit and we intend to contest the actions vigorously. We cannot assure you that we will successfully defend the allegations included in the complaints or that pending motions to dismiss the lawsuits will be granted. If we are unable to resolve the claims that are the basis for the lawsuits or to prevail in any related litigation we may be required to pay substantial monetary damages for which we may not be adequately insured, which could have a material adverse effect on our business, financial position and results of operations. Regardless of whether the merger is consummated or the outcome of the lawsuits, we may incur significant related expenses and costs that could have an adverse effect on our business and operations. Furthermore, the cases could involve a substantial diversion of the time of some members of management. Accordingly, we are unable to estimate the impact of any potential liabilities associated with the complaints.
ITEM 4. Submission of Matters to a Vote of Security Holders
          There were no matters submitted to a vote of security holders in the fourth quarter of fiscal year 2007.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
     Our common stock trades on the New York Stock Exchange under the symbol “CCU.” There were 3,121 shareholders of record as of February 13, 2008. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table sets forth, for the calendar quarters indicated, the reported high and low sales prices of the common stock as reported on the NYSE.

	Common Stock
	Market Price		Dividends
	High	Low	Declared
2006
First Quarter	$32.84	$27.82	$.1875
Second Quarter	31.54	27.34	.1875
Third Quarter	31.64	27.17	.1875
Fourth Quarter	35.88	28.83	.1875

2007
First Quarter	$37.55	$34.45	$.1875
Second Quarter	38.58	34.90	.1875
Third Quarter	38.24	33.51	.1875
Fourth Quarter	38.02	32.02	.1875
Dividend Policy
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
Purchases of Equity Securities by the Issuer and Affiliated Purchases
     During the three months ended December 31, 2007, we accepted shares in payment of income taxes due upon the vesting of restricted stock awards as follows:

			Total Number of
			Shares Purchased as	Maximum Dollar Value
	Total Number	Average	Part of Publicly	of Shares that May Yet
	of Shares	Price Paid	Announced	Be Purchased Under the
Period	Purchased	per Share	Programs	Programs
October 1 through October 31	2,163	$37.77	-0-	$-0-
November 1 through November 30	1,873	$35.90	-0-	$-0-
December 1 through December 31	716	$34.94	-0-	$-0-

Total	4,752		-0-	$-0-

ITEM 6. Selected Financial Data
     The following tables set forth our summary historical consolidated financial and other data as of the dates and for the periods indicated. The summary historical financial data are derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected for future periods. Acquisitions and dispositions impact the comparability of the historical consolidated financial data reflected in this schedule of Selected Financial Data.
     The summary historical consolidated financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto appearing elsewhere in this Form 10-K.

	For the Years ended December 31,
(In thousands)	2007 (1)	2006 (2)	2005	2004	2003
Results of Operations Information:
Revenue	$6,816,909	$6,457,435	$6,019,029	$6,017,717	$5,676,639
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,707,254	2,506,717	2,325,912	2,192,469	2,001,681
Selling, general and administrative expenses (excludes depreciation and amortization)	1,718,302	1,661,377	1,604,044	1,595,951	1,574,149
Depreciation and amortization	564,920	593,770	585,233	584,339	568,866
Corporate expenses (excludes depreciation and amortization)	181,504	196,319	167,088	163,263	149,697
Merger expenses	6,762	7,633	—	—	—
Gain on disposition of assets — net	14,389	71,718	49,663	42,986	7,428

Operating income	1,652,556	1,563,337	1,386,415	1,524,681	1,389,674
Interest expense	451,870	484,063	443,442	367,511	392,215
Gain (loss) on marketable securities	6,742	2,306	(702)	46,271	678,846
Equity in earnings of nonconsolidated affiliates	35,176	37,845	38,338	22,285	20,669
Other income (expense) — net	5,326	(8,593)	11,016	(30,554)	20,407

Income before income taxes, minority interest, discontinued operations and cumulative effect of a change in accounting principle	1,247,930	1,110,832	991,625	1,195,172	1,717,381
Income tax expense	428,753	458,900	393,007	458,102	741,071
Minority interest expense, net of tax	47,031	31,927	17,847	7,602	3,906

Income before discontinued operations and cumulative effect of a change in accounting principle	772,146	620,005	580,771	729,468	972,404
Income from discontinued operations, net (3)	166,361	71,512	354,891	116,331	173,187

Income before cumulative effect of a change in accounting principle	938,507	691,517	935,662	845,799	1,145,591
Cumulative effect of a change in accounting principle, net of tax of, $2,959,003 in 2004 (4)	—	—	—	(4,883,968)	—

Net income (loss)	$938,507	$691,517	$935,662	$(4,038,169)	$1,145,591

	For the Years ended December 31,
	2007 (1)	2006 (2)	2005	2004	2003
Net income (loss) per common share:
Basic:
Income before discontinued operations and cumulative effect of a change in accounting principle	$1.56	$1.24	$1.06	$1.22	$1.58
Discontinued operations	.34	.14	.65	.20	.28

Income before cumulative effect of a change in accounting principle	1.90	1.38	1.71	1.42	1.86
Cumulative effect of a change in accounting principle	—	—	—	(8.19)	—

Net income (loss)	$1.90	$1.38	$1.71	$(6.77)	$1.86

Diluted:
Income before discontinued operations and cumulative effect of a change in accounting principle	$1.56	$1.24	$1.06	$1.22	$1.57
Discontinued operations	.33	.14	.65	.19	.28

Income before cumulative effect of a change in accounting principle	1.89	1.38	1.71	1.41	1.85
Cumulative effect of a change in accounting principle	—	—	—	(8.16)	—

Net income (loss)	$1.89	$1.38	$1.71	$(6.75)	$1.85

Dividends declared per share	$.75	$.75	$.69	$.45	$.20

	As of December 31,
(In thousands)	2007 (1)	2006 (2)	2005	2004	2003
Balance Sheet Data:
Current assets	$2,294,583	$2,205,730	$2,398,294	$2,269,922	$2,185,682
Property, plant and equipment — net, including discontinued operations (5)	3,215,088	3,236,210	3,255,649	3,328,165	3,476,900
Total assets	18,805,528	18,886,938	18,718,571	19,959,618	28,352,693
Current liabilities	2,813,277	1,663,846	2,107,313	2,184,552	1,892,719
Long-term debt, net of current maturities	5,214,988	7,326,700	6,155,363	6,941,996	6,898,722
Shareholders’ equity	8,797,491	8,042,341	8,826,462	9,488,078	15,553,939

(1)	Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. In accordance with the provisions of FIN 48, the effects of adoption were accounted for as a cumulative-effect adjustment recorded to the balance of retained earnings on the date of adoption.

(2)	Effective January 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment. In accordance with the provisions of Statement 123(R), the Company elected to adopt the standard using the modified prospective method.

(3)	Includes the results of operations of our live entertainment and sports representation businesses, which we spun-off on December 21, 2005, our television business which is subject to a definitive sales agreement and certain of our non-core radio stations.

(4)	We recorded a non-cash charge of $4.9 billion, net of deferred taxes of $3.0 billion, as a cumulative effect of a change in accounting principle during the fourth quarter of 2004 as a result of the adoption of EITF Topic D-108, Use of the Residual Method to Value Acquired Assets other than Goodwill.

(5)	Excludes the property, plant and equipment — net of our live entertainment and sports representation businesses, which we spun-off on December 21, 2005.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Approved Merger with a Group led by Thomas H. Lee Partners, L.P. and Bain Capital Partners, LLC
     Our shareholders approved the adoption of the Merger Agreement, as amended, with a group led by Thomas H. Lee Partners, L.P. and Bain Capital Partners, LLC on September 25, 2007. The transaction remains subject to customary closing conditions.
     Under the terms of the Merger Agreement, as amended, our shareholders will receive $39.20 in cash for each share they own plus additional per share consideration, if any, as the closing of the merger will occur after December 31, 2007. For a description of the computation of any additional per share consideration and the circumstances under which it is payable, please refer to the Proxy Statement filed August 21, 2007. As an alternative to receiving the $39.20 per share cash consideration, our unaffiliated shareholders were offered the opportunity on a purely voluntary basis to exchange some or all of their shares of our common stock on a one-for-one basis for shares of Class A common stock in CC Media Holdings, Inc. (subject to aggregate and individual caps), plus the additional per share consideration, if any.
     Holders of shares of our common stock (including shares issuable upon conversion of outstanding options) in excess of the aggregate cap provided in the Merger Agreement, as amended, elected to receive the stock consideration. As a result, unaffiliated shareholders of us will own an aggregate of 30.6 million shares of CC Media Holdings, Inc. Class A common stock upon consummation of the merger.
Sale of Non-core Radio Stations

Total non-core radio stations on November 16, 2006	448
Non-core radio stations sold through December 31, 2007	(160)
Non-core radio stations under definitive asset purchase agreements at December 31, 2007	(73)
Non-core radio stations not under definitive asset purchase agreements but recorded as discontinued operations at December 31, 2007	(187)

Non-core radio stations included in continuing operations at December 31, 2007	28

     On November 16, 2006, we announced plans to sell 448 non-core radio stations. The sale of these assets is not contingent on the closing of the merger described above. We sold 160 non-core radio stations and had definitive asset purchase agreements for 73 non-core radio stations at December 31, 2007. These stations were classified as assets from discontinued operations in our consolidated balance sheet and as discontinued operations in our consolidated financial statements as of and for the periods ended December 31, 2007. Through February 13, 2008, we completed the sales of 57 non-core radio stations that were under definitive agreement at December 31, 2007.
     We have 187 non-core radio stations that were no longer under a definitive asset purchase agreement at December 31, 2007. The definitive asset purchase agreement was terminated in the fourth quarter of 2007. However we continue to actively market these radio stations and they continue to meet the criteria in Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, for classification as discontinued operations. Therefore, the assets, results of operations and cash flows from these stations remain classified as discontinued operations in our consolidated financial statements as of and for the periods ended December 31, 2007.
     Through February 13, 2008, we had definitive asset purchase agreements for the sale of 12 additional non-core radio stations, all of which were part of the 187 stations mentioned above. The closing of these sales is subject to antitrust clearances, FCC approval and other customary closing conditions. Further, the closing of these sales is not a condition to the closing of the merger described above.
Sale of Other Radio Stations
     We sold 5 stations in the fourth quarter of 2006 and had definitive asset purchase agreements for 8 stations at December 31, 2007 in addition to the non-core radio stations mentioned above. These stations were classified as assets from discontinued operations in our consolidated financial statements as of and for the periods ended December 31, 2007.
Sale of our Television Business
     On April 20, 2007, we entered into a definitive agreement with an affiliate (“buyer”) of Providence Equity Partners Inc. (“Providence”) to sell our television business. Subsequently, a representative of Providence informed us that the buyer is considering its options under the definitive agreement, including not closing the acquisition on the terms and conditions in the definitive agreement. The definitive agreement is in full force and effect, has not been terminated and contains customary closing conditions. There have been no allegations that we have breached any of the terms or conditions of the definitive agreement or that there is a failure of a condition to closing the acquisition. On November 29, 2007, the FCC issued its initial consent order approving the assignment of our television station licenses to the buyer.
     Our television business is reported as discontinued operations in our consolidated financial statements as of and for the periods ended December 31, 2007.
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
     We manage our operating segments primarily focusing on their operating income, while Corporate expenses, Merger expenses, Gain on disposition of assets - net, Interest expense, Gain (loss) on marketable securities, Equity in earnings of nonconsolidated affiliates, Other income (expense) - net, Income tax expense and Minority interest expense - net of tax are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.
Radio Broadcasting
     Our revenue is derived from selling advertising time, or spots, on our radio stations, with advertising contracts typically less than one year. The formats are designed to reach audiences with targeted demographic characteristics that appeal to our advertisers. Management monitors average advertising rates, which are principally based on the length of the spot and how many people in a targeted audience listen to our stations, as measured by an independent ratings service. The size of the market influences rates as well, with larger markets typically receiving higher rates than smaller markets. Also, our advertising rates are influenced by the time of day the advertisement airs, with morning and evening drive-time hours typically the highest. Management monitors yield per available minute in addition to average rates because yield allows management to track revenue performance across our inventory. Yield is defined by management as revenue earned divided by commercial capacity available.
     Management monitors macro level indicators to assess our radio operations’ performance. Due to the geographic diversity and autonomy of our markets, we have a multitude of market specific advertising rates and audience demographics. Therefore, management reviews average unit rates across all of our stations.
     Management looks at our radio operations’ overall revenue as well as local advertising, which is sold predominately in a station’s local market, and national advertising, which is sold across multiple markets. Local advertising is sold by each radio station’s sales staffs while national advertising is sold, for the most part, through our national representation firm. Local advertising, which is our largest source of advertising revenue, and national advertising revenues are tracked separately, because these revenue streams have different sales forces and respond differently to changes in the economic environment.
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
Americas and International Outdoor Advertising
     Our revenue is derived from selling advertising space on the displays we own or operate in key markets worldwide consisting primarily of billboards, street furniture and transit displays. We own the majority of our advertising displays, which typically are located on sites that we either lease or own or for which we have acquired permanent easements. Our advertising contracts typically outline the number of displays reserved, the duration of the advertising campaign and the unit price per display.

     Our advertising rates are based on a number of different factors including location, competition, size of display, illumination, market and gross ratings points. Gross ratings points is the total number of impressions delivered, expressed as a percentage of a market population, of a display or group of displays. The number of impressions delivered by a display is measured by the number of people passing the site during a defined period of time and, in some international markets, is weighted to account for such factors as illumination, proximity to other displays and the speed and viewing angle of approaching traffic. Management typically monitors our business by reviewing the average rates, average revenue per display, or yield, occupancy, and inventory levels of each of our display types by market. In addition, because a significant portion of our advertising operations are conducted in foreign markets, the largest being France and the United Kingdom, management reviews the operating results from our foreign operations on a constant dollar basis. A constant dollar basis allows for comparison of operations independent of foreign exchange movements.
     The significant expenses associated with our operations include (i) direct production, maintenance and installation expenses, (ii) site lease expenses for land under our displays and (iii) revenue-sharing or minimum guaranteed amounts payable under our billboard, street furniture and transit display contracts. Our direct production, maintenance and installation expenses include costs for printing, transporting and changing the advertising copy on our displays, the related labor costs, the vinyl and paper costs and the costs for cleaning and maintaining our displays. Vinyl and paper costs vary according to the complexity of the advertising copy and the quantity of displays. Our site lease expenses include lease payments for use of the land under our displays, as well as any revenue-sharing arrangements or minimum guaranteed amounts payable that we may have with the landlords. The terms of our site leases and revenue-sharing or minimum guaranteed contracts generally range from 1 to 20 years.
     In our International business, market practices require us to sell billboards and street furniture as network packages with contract terms typically ranging from one to two weeks, compared to contract terms typically ranging from 4 weeks to one year in the U.S. In addition, competitive bidding for street furniture and transit contracts, which constitute a larger portion of our International business, and a different regulatory environment for billboards, result in higher site lease cost in our International business compared to our Americas business. As a result, our margins are typically less in our International business than in the Americas.
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
     Our 2007 results of operations include a full year of the results of operations of Interspace Airport Advertising, or Interspace, and our results of operations for 2006 include a partial year of the results of operations of Interspace, which we acquired in July 2006.
FAS 123(R), Share-Based Payment
     We adopted FAS 123(R), Share-Based Payment, on January 1, 2006 under the modified-prospective approach which requires us to recognize employee compensation cost related to our stock option grants in the same line items as cash compensation for all options granted after the date of adoption as well as for any options that were unvested at adoption. Under the modified-prospective approach, no stock option expense attributable to these options is reflected in the financial statements for years prior to adoption. The amounts recorded as share-based payments in the financial statements during 2005 relate to the expense associated with restricted stock awards. As of December 31, 2007, there was $89.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements.

     The unrecognized compensation cost is expected to be recognized over a weighted average period of approximately three years. The following table details compensation costs related to share-based payments for the years ended December 31, 2007 and 2006:

	Year Ended December 31,
(In millions)	2007	2006
Radio Broadcasting
Direct Operating Expenses	$10.0	$11.1
SG&A	12.2	14.1
Americas Outdoor Advertising
Direct Operating Expenses	$5.7	$3.4
SG&A	2.2	1.3
International Outdoor Advertising
Direct Operating Expenses	$1.2	$0.9
SG&A	0.5	0.4
Other
Direct Operating Expenses	$—	$0.7
SG&A	—	1.0
Corporate	$12.2	$9.1
THE COMPARISON OF YEAR ENDED DECEMBER 31, 2007 TO YEAR ENDED DECEMBER 31, 2006 IS AS FOLLOWS:

	Years Ended December 31,		% Change
(In thousands)	2007	2006	2007 v. 2006
Revenue	$6,816,909	$6,457,435	6%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,707,254	2,506,717	8%
Selling, general and administrative expenses (excludes depreciation and amortization)	1,718,302	1,661,377	3%
Depreciation and amortization	564,920	593,770	(5%)
Corporate expenses (excludes depreciation and amortization)	181,504	196,319	(8%)
Merger expenses	6,762	7,633
Gain on disposition of assets — net	14,389	71,718

Operating income	1,652,556	1,563,337	6%
Interest expense	451,870	484,063
Gain (loss) on marketable securities	6,742	2,306
Equity in earnings of nonconsolidated affiliates	35,176	37,845
Other income (expense) — net	5,326	(8,593)

Income before income taxes, minority interest expense and discontinued operations	1,247,930	1,110,832
Income tax expense:
Current	245,155	270,111
Deferred	183,598	188,789

Income tax expense	428,753	458,900
Minority interest expense, net of tax	47,031	31,927

Income before discontinued operations	772,146	620,005
Income from discontinued operations, net	166,361	71,512

Net income	$938,507	$691,517

Consolidated Results of Operations
Revenue

     Our consolidated revenue increased $359.5 million during 2007 compared to 2006. Our International revenue increased $240.4 million, including approximately $133.3 million related to movements in foreign exchange and the remainder associated with growth across inventory categories. Our Americas revenue increased $143.7 million driven by increases in bulletin, street furniture, airports and taxi display revenues as well as $32.1 million from Interspace. Our radio revenue increased $1.1 million primarily from an increase in our syndicated radio programming, traffic and on-line businesses, partially offset by a decline in local and national advertising revenue. These increases were also partially offset by declines from operations classified in our “other” segment.
Direct Operating Expenses
     Our direct operating expenses increased $200.5 million in 2007 compared to 2006. International direct operating expenses increased $163.8 million principally from $88.0 million related to movements in foreign exchange. Americas direct operating expenses increased $56.2 million primarily attributable to increased site lease expenses associated with new contracts and the increase in transit revenue as well as approximately $14.9 million from Interspace. Partially offsetting these increases was a decline in our radio direct operating expenses of approximately $11.5 million primarily from a decline in programming and expenses associated with non-traditional revenue.
Selling, General and Administrative Expenses (SG&A)
     Our SG&A increased $56.9 million in 2007 compared to 2006. International SG&A expenses increased $31.9 million primarily related to movements in foreign exchange. Americas SG&A expenses increased $19.1 million mostly attributable to sales expenses associated with the increase in revenue and $6.7 million from Interspace. Our radio SG&A expenses increased $9.7 million for the comparative periods primarily from an increase in our marketing and promotions department which was partially offset by a decline in bonus and commission expenses.
Depreciation and Amortization
     Depreciation and amortization expense decreased approximately $28.9 million primarily from a decrease in the radio segments fixed assets and a reduction in amortization from international outdoor contracts.
Corporate Expenses
     Corporate expenses decreased $14.8 million during 2007 compared to 2006 primarily related to a decline in radio bonus expenses.
Merger Expenses
     We entered into the Merger Agreement, as amended, in the fourth quarter of 2006. Expenses associated with the merger were $6.8 million and $7.6 million for the years ended December 31, 2007 and 2006, respectively, and include accounting, investment banking, legal and other expenses.
Gain on Disposition of Assets — net
     The gain on disposition of assets — net of $14.4 million for the year ended December 31, 2007 related primarily to $8.9 million gain from the sale of street furniture assets and land in our international outdoor segment as well as $3.7 million from the disposition of assets in our radio segment.
     Gain on disposition of assets — net of $71.7 million for the year ended December 31, 2006 mostly related to $34.7 million in our radio segment primarily from the sale of stations and programming rights and $13.2 million in our Americas outdoor segment from the exchange of assets in one of our markets for the assets of a third party located in a different market.
Interest Expense
     Interest expense declined $32.2 million for the year ended December 31, 2007 compared to the same period of 2006. The decline was primarily associated with the reduction in our average outstanding debt during 2007.
Gain (Loss) on Marketable Securities
     The $6.7 million gain on marketable securities for 2007 primarily related to changes in fair value of our American Tower Corporation, or AMT, shares and the related forward exchange contracts. The gain of $2.3 million for the year ended December 31, 2006 related to a $3.8 million gain from terminating our secured forward exchange contract associated with our investment in XM Satellite Radio Holdings, Inc. partially offset by a loss of $1.5 million from the change in fair value of AMT securities that are classified as trading and the related secured forward exchange contracts associated with those securities.

Other Income (Expense) — Net
     Other income of $5.3 million recorded in 2007 primarily relates to foreign exchange gains while other expense of $8.6 million recorded in 2006 primarily relates to foreign exchange losses.
Income Taxes
     Current tax expense decreased $25.0 million for the year ended December 31, 2007 as compared to the year ended December 31, 2006 primarily due to current tax benefits of approximately $45.7 million recorded in 2007 related to the settlement of several tax positions with the Internal Revenue Service for the 1999 through 2004 tax years. In addition, we recorded current tax benefits of approximately $14.6 million in 2007 related to the utilization of capital loss carryforwards. The 2007 current tax benefits were partially offset by additional current tax expense due to an increase in Income before income taxes of $137.1 million.
     Deferred tax expense decreased $5.2 million for the year ended December 31, 2007 as compared to the year ended December 31, 2006 primarily due to additional deferred tax benefits of approximately $8.3 million recorded in 2007 related to accrued interest and state tax expense on uncertain tax positions. In addition, we recorded deferred tax expense of approximately $16.7 million in 2006 related to the uncertainty of our ability to utilize certain tax losses in the future for certain international operations. The changes noted above were partially offset by additional deferred tax expense recorded in 2007 as a result of tax depreciation expense related to capital expenditures in certain foreign jurisdictions.
Minority Interest, net of tax
     Minority interest expense increased $15.1 million in 2007 compared to 2006 primarily from an increase in net income attributable to our subsidiary Clear Channel Outdoor Holdings, Inc.
Discontinued Operations
     We closed on the sale of 160 stations in 2007 and 5 stations in 2006. The gain on sale of assets recorded in discontinued operations for these sales was $144.6 million and $0.3 million in 2007 and 2006, respectively. The remaining $21.8 million and $71.2 million are associated with the net income from radio stations and our television business that are recorded as income from discontinued operations for 2007 and 2006, respectively.
Radio Broadcasting Results of Operations
Our radio broadcasting operating results were as follows:

	Years Ended December 31,		% Change
(In thousands)	2007	2006	2007 v. 2006
Revenue	$3,439,247	$3,438,141	0%
Direct operating expenses	949,871	961,385	(1%)
Selling, general and administrative expense	1,141,989	1,132,333	1%
Depreciation and amortization	105,372	118,717	(11%)

Operating income	$1,242,015	$1,225,706	1%

     Our radio revenue increased $1.1 million during 2007 as compared to 2006. Increases in network, traffic, syndicated radio and on-line revenues were partially offset by declines in local and national revenues. Local and national revenues were down partially as a result of overall weakness in advertising as well as declines in automotive, retail and political advertising categories. During 2007, our average minute rate declined compared to 2006.
     Our radio broadcasting direct operating expenses declined approximately $11.5 million in 2007 compared to 2006. The decline was primarily from a $14.8 million decline in programming expenses partially related to salaries, a $16.5 million decline in non-traditional expenses primarily related to fewer concert events sponsored by us in the current year and $5.1 million in other direct operating expenses. Partially offsetting these declines were increases of $5.7 million in traffic expenses and $19.1 million in internet expenses associated with the increased revenues in these businesses. SG&A expenses increased $9.7 million during 2007 as compared to 2006 primarily from an increase of $16.2 million in our marketing and promotions department partially offset by a decline of $9.5 million in bonus and commission expenses.

Americas Outdoor Advertising Results of Operations
Our Americas outdoor advertising operating results were as follows:

	Years Ended December 31,		% Change
(In thousands)	2007	2006	2007 v. 2006
Revenue	$1,485,058	$1,341,356	11%
Direct operating expenses	590,563	534,365	11%
Selling, general and administrative expenses	226,448	207,326	9%
Depreciation and amortization	189,853	178,970	6%

Operating income	$478,194	$420,695	14%

     Americas revenue increased $143.7 million, or 11%, during 2007 as compared to 2006 with Interspace contributing approximately $32.1 million to the increase. The growth occurred across our inventory, including bulletins, street furniture, airports and taxi displays. The revenue growth was primarily driven by bulletin revenue attributable to increased rates and airport revenue which had both increased rates and occupancy. Leading advertising categories during the year were telecommunications, retail, automotive, financial services and amusements. Revenue growth occurred across our markets, led by Los Angeles, New York, Washington/Baltimore, Atlanta, Boston, Seattle and Minneapolis.
     Our Americas direct operating expenses increased $56.2 million primarily from an increase of $46.6 million in site lease expenses associated with new contracts and the increase in airport, street furniture and taxi revenues. Interspace contributed $14.9 million to the increase. Our SG&A expenses increased $19.1 million primarily from bonus and commission expenses associated with the increase in revenue and from Interspace, which contributed approximately $6.7 million to the increase.
     Depreciation and amortization increased $10.9 million during 2007 compared to 2006 primarily associated with $5.9 million from Interspace.
International Outdoor Results of Operations
Our international operating results were as follows:

	Years Ended December 31,		% Change
(In thousands)	2007	2006	2007 v. 2006
Revenue	$1,796,778	$1,556,365	15%
Direct operating expenses	1,144,282	980,477	17%
Selling, general and administrative expenses	311,546	279,668	11%
Depreciation and amortization	209,630	228,760	(8%)

Operating income	$131,320	$67,460	95%

     International revenue increased $240.4 million, or 15%, in 2007 as compared to 2006. Included in the increase was approximately $133.3 million related to movements in foreign exchange. Revenue growth occurred across inventory categories including billboards, street furniture and transit, driven by both increased rates and occupancy. Growth was led by increased revenues in France, Italy, Australia, Spain and China.
     Our international direct operating expenses increased approximately $163.8 million in 2007 compared to 2006. Included in the increase was approximately $88.0 million related to movements in foreign exchange. The remaining increase in direct operating expenses was primarily attributable to an increase in site lease expenses associated with the increase in revenue. SG&A expenses increased $31.9 million in 2007 over 2006 from approximately $23.4 million related to movements in foreign exchange and an increase in selling expenses associated with the increase in revenue. Additionally, we recorded a $9.8 million reduction to SG&A in 2006 as a result of the favorable settlement of a legal proceeding.
     Depreciation and amortization declined $19.1 million during 2007 compared to 2006 primarily from contracts which were recorded at fair value in purchase accounting in prior years and became fully amortized at December 31, 2006.

Reconciliation of Segment Operating Income (Loss)

	Years Ended December 31,
(In thousands)	2007	2006
Radio Broadcasting	$1,242,015	$1,225,706
Americas Outdoor Advertising	478,194	420,695
International Outdoor Advertising	131,320	67,460
Other	(8,854)	871
Gain on disposition of assets — net	14,389	71,718
Merger expenses	(6,762)	(7,633)
Corporate	(197,746)	(215,480)

Consolidated operating income	$1,652,556	$1,563,337

THE COMPARISON OF YEAR ENDED DECEMBER 31, 2006 TO YEAR ENDED DECEMBER 31, 2005 IS AS FOLLOWS:

	Years Ended December 31,		% Change
(In thousands)	2006	2005	2006 v. 2005
Revenue	$6,457,435	$6,019,029	7%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,506,717	2,325,912	8%
Selling, general and administrative expenses (excludes depreciation and amortization)	1,661,377	1,604,044	4%
Depreciation and amortization	593,770	585,233	1%
Corporate expenses (excludes depreciation and amortization)	196,319	167,088	17%
Merger expenses	7,633	—
Gain on disposition of assets — net	71,718	49,663	44%

Operating income	1,563,337	1,386,415	13%
Interest expense	484,063	443,442
Gain (loss) on marketable securities	2,306	(702)
Equity in earnings of nonconsolidated affiliates	37,845	38,338
Other income (expense) — net	(8,593)	11,016

Income before income taxes, minority interest expense and discontinued operations and	1,110,832	991,625
Income tax expense:
Current	270,111	26,660
Deferred	188,789	366,347

Income tax benefit (expense)	458,900	393,007
Minority interest expense, net of tax	31,927	17,847

Income before discontinued operations	620,005	580,771
Income from discontinued operations, net	71,512	354,891

Net income	$691,517	$935,662

Consolidated Results of Operations
Revenue
     Consolidated revenue increased $438.4 million during 2006 compared to 2005. Radio contributed $184.0 million attributable to increased average rates on local and national sales. Our Americas outdoor segment’s revenue increased $125.0 million from an increase in revenue across our displays as well as the acquisition of Interspace which contributed approximately $30.2 million to revenue in 2006. Our international outdoor segment contributed $106.7 million, of which approximately $44.9 million during the first six months of 2006 related to Clear Media Limited, or Clear Media, a Chinese outdoor advertising company. We began consolidating Clear Media in the third quarter of 2005. Increased street furniture revenue also contributed to our international revenue growth. Our 2006 revenue increased $17.4 million due to movements in foreign exchange.

Direct Operating Expenses
     Direct operating expenses increased $180.8 million for 2006 compared to 2005. Our radio broadcasting segment contributed $69.7 million primarily from increased programming expenses. Americas outdoor direct operating expenses increased $44.5 million driven by increased site lease expenses associated with the increase in revenue and the acquisition of Interspace which contributed $13.0 million to direct operating expenses in 2006. Our international outdoor segment contributed $65.4 million, of which $18.0 million during the first six months of 2006 related to our consolidation of Clear Media and the remainder was principally due to an increase in site lease expenses. Included in our direct operating expense growth in 2006 was $10.6 million from increases in foreign exchange.
Selling, General and Administrative Expenses (SG&A)
     SG&A increased $57.3 million during 2006 compared 2005. Our radio broadcasting SG&A increased $44.2 million primarily as a result of an increase in salary, bonus and commission expenses in our sales department associated with the increase in revenue. SG&A increased $20.6 million in our Americas outdoor segment principally related to an increase in bonus and commission expenses associated with the increase in revenue as well as $6.2 million from our acquisition of Interspace. Our international outdoor SG&A expenses declined $11.9 million primarily attributable to a $9.8 million reduction recorded in 2006 as a result of the favorable settlement of a legal proceeding as well as $26.6 million related to restructuring our businesses in France recorded in the third quarter of 2005. Partially offsetting this decline in our international SG&A was $9.5 million from our consolidation of Clear Media. Included in our SG&A expense growth in 2006 was $3.9 million from increases in foreign exchange.
Corporate Expenses
     Corporate expenses increased $29.2 million during 2006 compared to 2005 primarily related to increases in bonus expense and share-based payments.
Merger Expenses
     We entered into the Merger Agreement in the fourth quarter of 2006. Expenses associated with the merger were $7.6 million for the year ended December 31, 2006 and include accounting, investment banking, legal and other costs.
Gain on Disposition of Assets — net
     Gain on disposition of assets — net of $71.7 million for the year ended December 31, 2006 mostly related to $34.7 million in our radio segment primarily from the sale of stations and programming rights and $13.2 million in our Americas outdoor segment from the exchange of assets in one of our markets for the assets of a third party located in a different market.
Interest Expense
     Interest expense increased $40.6 million for the year ended December 31, 2006 over 2005 primarily due to increased interest rates. Interest on our floating rate debt, which includes our credit facility and fixed-rate debt on which we have entered into interest rate swap agreements, is influenced by changes in LIBOR. Average LIBOR for 2006 and 2005 was 5.2% and 3.6%, respectively.
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
Other Income (Expense) — Net
     Other expense of $8.6 million recorded in 2006 primarily relates to foreign exchange losses while the income of $11.0 million recorded in 2005 was comprised of various miscellaneous amounts.

Income Taxes
     Current tax expense increased $243.5 million in 2006 as compared to 2005. In addition to higher earnings before tax in 2006, we received approximately $204.7 million in current tax benefits in 2005 from ordinary losses for tax purposes resulting from restructuring our international businesses consistent with our strategic realignment, the July 2005 maturity of our Euro denominated bonds, and a 2005 current tax benefit related to an amendment on a previously filed return. Deferred tax expense decreased $177.6 million primarily related to the tax losses mentioned above that increased deferred tax expense in 2005.
Minority Interest, net of tax
     Minority interest expense increased $14.1 million during 2006 as compared to 2005 as a result of the initial public offering of 10% of our subsidiary Clear Channel Outdoor Holdings, Inc., which we completed on November 11, 2005.
Discontinued Operations
     We completed the spin-off of our live entertainment and sports representation businesses on December 21, 2005. Therefore, we reported the results of operations for these businesses through December 21, 2005 in discontinued operations. We also reported the results of operations associated with our radio stations and our television business discussed above as income from discontinued operations for 2006 and 2005, respectively.
Radio Broadcasting Results of Operations
Our radio broadcasting operating results were as follows:

	Years Ended December 31,		% Change
(In thousands)	2006	2005	2006 v. 2005
Revenue	$3,438,141	$3,254,165	6%
Direct operating expenses	961,385	891,692	8%
Selling, general and administrative expense	1,132,333	1,088,106	4%
Depreciation and amortization	118,717	119,754	(1%)

Operating income	$1,225,706	$1,154,613	6%

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
     Our radio broadcasting direct operating expenses increased $69.7 million during 2006 as compared to 2005. Included in direct operating expenses for 2006 were share-based payments of $11.1 million as a result of adopting FAS 123(R). Also contributing to the increase were added costs of approximately $45.2 million from programming expenses primarily related to an increase in talent expenses, music license fees, new shows and affiliations in our syndicated radio business and new distribution initiatives. Our SG&A expenses increased $44.2 million primarily as a result of approximately $12.3 million in salary, bonus and commission expenses in our sales department associated with the increase in revenue as well as $14.1 million from the adoption of FAS 123(R).
Americas Outdoor Advertising Results of Operations
Our Americas outdoor advertising operating results were as follows:

	Years Ended December 31,		% Change
(In thousands)	2006	2005	2006 v. 2005
Revenue	$1,341,356	$1,216,382	10%
Direct operating expenses	534,365	489,826	9%
Selling, general and administrative expenses	207,326	186,749	11%
Depreciation and amortization	178,970	180,559	(1%)

Operating income	$420,695	$359,248	17%

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
International Outdoor Results of Operations
Our international operating results were as follows:

	Years Ended December 31,		% Change
(In thousands)	2006	2005	2006 v. 2005
Revenue	$1,556,365	$1,449,696	7%
Direct operating expenses	980,477	915,086	7%
Selling, general and administrative expenses	279,668	291,594	(4%)
Depreciation and amortization	228,760	220,080	4%

Operating income	$67,460	$22,936	194%

     Revenue in our international outdoor segment increased 7% in 2006 as compared to 2005. The increase includes approximately $44.9 million during the first six months of 2006 related to our consolidation of Clear Media which we began consolidating in the third quarter of 2005. Also contributing to the increase was approximately $25.9 million from growth in street furniture revenue and $11.9 million related to movements in foreign exchange, partially offset by a decline in billboard revenue for 2006 as compared to 2005.
     Direct operating expenses increased $65.4 million during 2006 as compared to 2005. The increase was primarily attributable to $18.0 million during the first six months of 2006 related to our consolidation of Clear Media as well as an increase of approximately $37.7 million in site lease expenses and approximately $7.7 million related to movements in foreign exchange. Also included in the increase was $0.9 million related to the adoption of FAS 123(R). Our SG&A expenses declined $11.9 million primarily attributable to a $9.8 million reduction recorded in 2006 as a result of the favorable settlement of a legal proceeding as well as $26.6 million related to restructuring our businesses in France recorded in the third quarter of 2005. Partially offsetting this decline was $9.5 million from our consolidation of Clear Media and $2.9 million from movements in foreign exchange.
Reconciliation of Segment Operating Income (Loss)

	Years Ended December 31,
(In thousands)	2006	2005
Radio Broadcasting	$1,225,706	$1,154,613
Americas Outdoor Advertising	420,695	359,248
International Outdoor Advertising	67,460	22,936
Other	871	(14,099)
Gain on disposition of assets — net	71,718	49,663
Merger expenses	(7,633)	—
Corporate	(215,480)	(185,946)

Consolidated operating income	$1,563,337	$1,386,415

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Years Ended December 31,
(In thousands)	2007	2006	2005
Cash provided by (used in):
Operating activities	$1,549,276	$1,719,560	$1,276,315
Investing activities	$(481,410)	$(602,721)	$(345,184)
Financing activities	$(1,431,014)	$(1,178,610)	$(1,061,392)
Discontinued operations	$392,296	$93,434	$180,071
Operating Activities
     2007
     Net cash flow from operating activities during 2007 primarily reflected income before discontinued operations of $772.1 million plus depreciation and amortization of $564.9 million and deferred taxes of $183.6 million.
     2006
     Net cash flow from operating activities of $1.7 billion for the year ended December 31, 2006 principally reflects net income from continuing operations of $620.0 million and depreciation and amortization of $593.8 million. Net cash flows from operating activities also reflects an increase of $190.2 million in accounts receivable as a result of the increase in revenue and a $390.4 million federal income tax refund related to restructuring our international businesses consistent with our strategic realignment and the utilization of a portion of the capital loss generated on the spin-off of Live Nation, Inc.
     2005
     Net cash flow from operating activities of $1.3 billion for the year ended December 31, 2005 principally reflects net income from continuing operations of $580.8 million and depreciation and amortization of $585.2 million. Net cash flows from operating activities also reflects decreases in accounts payable, other accrued expenses and income taxes payable. Taxes payable decreased principally as result of the carryback of capital tax losses generated on the spin-off of Live Nation which were used to offset taxes paid on previously recognized taxable capital gains as well as approximately $210.5 million in current tax benefits from ordinary losses for tax purposes resulting from restructuring our international businesses consistent with our strategic realignment, the July 2005 maturity of our Euro denominated bonds, and a current tax benefit related to an amendment on a previously filed tax return.
Investing Activities
     2007
     Net cash used in investing activities of $481.4 million for the year ended December 31, 2007 principally reflects the purchase of property, plant and equipment of $362.0 million.
     2006
     Net cash used in investing activities of $602.7 million for the year ended December 31, 2006 principally reflects capital expenditures of $332.4 million related to purchases of property, plant and equipment and $341.2 million primarily related to acquisitions of operating assets, partially offset by proceeds from the sale other assets of $99.7 million.
     2005
     Net cash used in investing activities of $345.2 million for the year ended December 31, 2005 principally reflects capital expenditures of $298.0 million related to purchases of property, plant and equipment and $150.8 million primarily related to acquisitions of operating assets, partially offset by proceeds from the sale other assets of $102.0 million.
Financing Activities
     2007

     Net cash used in financing activities for the year ended December 31, 2007 principally reflects $372.4 million in dividend payments, decrease in debt of $1.1 billion, partially offset by the proceeds from the exercise of stock options of $80.0 million.
     2006
     Net cash used in financing activities for the year ended December 31, 2006 principally reflects $1.4 billion for shares repurchased, $382.8 million in dividend payments, partially offset by the net increase in debt of $601.3 million and proceeds from the exercise of stock options of $57.4 million.
     2005
     Net cash used in financing activities for the year ended December 31, 2005 principally reflect the net reduction in debt of $288.7 million, $343.3 million in dividend payments, $1.1 billion in share repurchases, all partially offset by the proceeds from the initial public offering of CCO of $600.6 million, and proceeds of $40.2 million related to the exercise of stock options.
Discontinued Operations
     Definitive asset purchase agreements were signed for 81 radio stations at December 31, 2007. The cash flows from these stations, along with 187 radio stations that are no longer under a definitive asset purchase agreement but we continue to actively market, are classified as discontinued operations for all periods presented.
     The proceeds from the sale of five stations in 2006 and 160 stations in 2007 are classified as cash flows from discontinued operations in 2006 and 2007 respectively. Additionally, the cash flows from these stations are classified as discontinued operations for all periods presented.
     We completed the spin-off of Live Nation on December 21, 2005. Included in cash flows from discontinued operations for 2005 is approximately $220.0 million from the repayment of intercompany notes owed to us by Live Nation.
Anticipated Cash Requirements
     We expect to fund anticipated cash requirements (including payments of principal and interest on outstanding indebtedness and commitments, acquisitions, anticipated capital expenditures, share repurchases and dividends) for the foreseeable future with cash flows from operations and various externally generated funds.
Sources of Capital
     As of December 31, 2007 and 2006, we had the following debt outstanding and cash and cash equivalents:

	December 31,
(In millions)	2007	2006
Credit facilities	$174.6	$966.5
Long-term bonds (a)	6,294.5	6,531.6
Other borrowings	106.1	164.9

Total Debt	6,575.2	7,663.0
Less: Cash and cash equivalents	145.1	116.0

	$6,430.1	$7,547.0

(a)	Includes $3.2 million and $7.1 million in unamortized fair value purchase accounting adjustment premiums related to the merger with AMFM at December 31, 2007 and 2006, respectively. Also includes a positive $11.4 million and a negative $29.8 million related to fair value adjustments for interest rate swap agreements at December 31, 2007 and 2006, respectively.
Credit Facility
     We have a multi-currency revolving credit facility in the amount of $1.75 billion, which can be used for general working capital purposes including commercial paper support as well as to fund capital expenditures, share repurchases, acquisitions and the refinancing of public debt securities. At December 31, 2007, the outstanding balance on this facility was $174.6 million and, taking into account letters of credit of $82.8 million, $1.5 billion was available for future borrowings, with the entire balance to be repaid on July 12, 2009.

          During the year ended December 31, 2007, we made principal payments totaling $1.7 billion and drew down $886.9 million on the credit facility. As of February 13, 2008, the credit facility’s outstanding balance was $669.6 million and, taking into account outstanding letters of credit, $997.8 million was available for future borrowings.
Other Borrowings
          Other debt includes various borrowings and capital leases utilized for general operating purposes. Included in the $106.1 million balance at December 31, 2007 is $87.2 million that matures in less than one year, which we have historically refinanced with new twelve month notes and anticipate these refinancings to continue.
Guarantees of Third Party Obligations
          As of December 31, 2007 we did not guarantee any debt of third parties.
Disposal of Assets
          We received proceeds of $26.2 million primarily related to the sale of representation contracts and outdoor assets recorded in cash flows from investing activities during 2007. We also received proceeds of $341.9 million related to the sale of radio stations recorded as investing cash flows from discontinued operations during 2007.
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
Debt Covenants
          The significant covenants on our $1.75 billion five-year, multi-currency revolving credit facility relate to leverage and interest coverage contained and defined in the credit agreement. The leverage ratio covenant requires us to maintain a ratio of consolidated funded indebtedness to operating cash flow (as defined by the credit agreement) of less than 5.25x. The interest coverage covenant requires us to maintain a minimum ratio of operating cash flow (as defined by the credit agreement) to interest expense of 2.50x. In the event that we do not meet these covenants, we are considered to be in default on the credit facility at which time the credit facility may become immediately due. At December 31, 2007, our leverage and interest coverage ratios were 3.0x and 5.1x, respectively. This credit facility contains a cross default provision that would be triggered if we were to default on any other indebtedness greater than $200.0 million.
          Our other indebtedness does not contain provisions that would make it a default if we were to default on our credit facility.
          The fees we pay on our $1.75 billion, five-year multi-currency revolving credit facility depend on the highest of our long-term debt ratings, unless there is a split rating of more than one level in which case the fees depend on the long-term debt rating that is one level lower than the highest rating. Based on our current ratings level of B-/Baa3, our fees on borrowings are a 52.5 basis point spread to LIBOR and are 22.5 basis points on the total $1.75 billion facility. In the event our ratings improve, the fee on borrowings and facility fee decline gradually to 20.0 basis points and 9.0 basis points, respectively, at ratings of A/A3 or better. In the event that our ratings decline, the fee on borrowings and facility fee increase gradually to 120.0 basis points and 30.0 basis points, respectively, at ratings of BB/Ba2 or lower.
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
          At December 31, 2007, we were in compliance with all debt covenants.

Uses of Capital
Dividends
          Our Board of Directors declared quarterly cash dividends as follows:
(In millions, except per share data)

Declaration	Amount per			Total
Date	Common Share	Record Date	Payment Date	Payment
October 25, 2006	0.1875	December 31, 2006	January 15, 2007	$92.6
February 21, 2007	0.1875	March 31, 2007	April 15, 2007	93.0
April 19, 2007	0.1875	June 30, 2007	July 15, 2007	93.4
July 27, 2007	0.1875	September 30, 2007	October 15, 2007	93.4
December 3, 2007	0.1875	December 31, 2007	January 15, 2008	93.4
Debt Maturity and Net Proceeds Offer
          On February 1, 2007, we redeemed our 3.125% Senior Notes at their maturity for $250.0 million plus accrued interest with proceeds from our bank credit facility.
          On November 13, 2007 AMFM Operating Inc., or AMFM, our wholly-owned subsidiary, redeemed $26.4 million of its 8% senior notes pursuant to a Net Proceeds Offer (as defined in the indenture governing the notes). Following the redemption, $644.9 million remained outstanding.
          On January 15, 2008, we redeemed our 4.625% Senior Notes at their maturity for $500.0 million plus accrued interest with proceeds from our bank credit facility.
Tender Offers and Consent Solicitations
          On December 17, 2007, we announced that we commenced a cash tender offer and consent solicitation for our outstanding $750.0 million principal amount of the 7.65% Senior Notes due 2010 on the terms and conditions set forth in the Offer to Purchase and Consent Solicitation Statement dated December 17, 2007. As of February 13, 2008, we had received tenders and consents representing 98% of the outstanding 7.65% Senior Notes due 2010.
          Also on December 17, AMFM commenced a cash tender offer and consent solicitation for the outstanding $644.9 million principal amount of the 8% Senior Notes due 2008 on the terms and conditions set forth in the Offer to Purchase and Consent Solicitation Statement dated December 17, 2007. As of February 13, 2008 AMFM had received tenders and consents representing 87% of the outstanding 8% Senior Notes due 2008.
          As a result of receiving the requisite consents, we and AMFM entered into supplemental indentures which eliminate substantially all the restrictive covenants in the indenture governing the respective notes. Each supplemental indenture will become operative upon acceptance and payment of the tendered notes, as applicable.
          Each of the tender offers is conditioned upon the consummation of our merger. The completion of the merger and the related debt financings are not subject to, or conditioned upon, the completion of the tender offers.
Acquisitions
          We acquired domestic outdoor display faces and additional equity interests in international outdoor companies for $69.1 million in cash during 2007. Our national representation business acquired representation contracts for $53.0 million in cash during 2007.
Capital Expenditures

	Year Ended December 31, 2007 Capital Expenditures
		Americas	International	Corporate and
(In millions)	Radio	Outdoor	Outdoor	Other	Total
Non-revenue producing	$79.7	$36.3	$45.1	$6.6	$167.7
Revenue producing	—	106.5	87.8	—	194.3

	$79.7	$142.8	$132.9	$6.6	$362.0

          We define non-revenue producing capital expenditures as those expenditures that are required on a recurring basis. Revenue producing capital expenditures are discretionary capital investments for new revenue streams, similar to an acquisition.
Commitments, Contingencies and Future Obligations
     Commitments and Contingencies
          There are various lawsuits and claims pending against us. We believe that any ultimate liability resulting from those actions or claims will not have a material adverse effect on our results of operations, financial position or liquidity. Although we have recorded accruals based on our current assumptions of the future liability for these lawsuits, it is possible that future results of operations could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. See also “Item 3. Legal Proceedings” and “Note I — Commitments and Contingencies” in the Notes to Consolidated Financial Statements in Item 8 included elsewhere in this Report.
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
          The scheduled maturities of our credit facility, other long-term debt outstanding, future minimum rental commitments under non-cancelable lease agreements, minimum payments under other non-cancelable contracts, payments under employment/talent contracts, capital expenditure commitments, and other long-term obligations as of December 31, 2007 are as follows:
(In thousands)

	Payment due by Period
		Less than	1 to 3		More than
Contractual Obligations	Total	1 year	Years	3 to 5 Years	5 Years
Long-term Debt
Credit Facility	$174,619	—	174,619	—	—
Senior Notes (1)	5,650,000	625,000	1,500,000	1,300,000	2,225,000
Subsidiary Long-term Debt (2)	750,979	732,047	11,972	2,250	4,710
Interest payments on long-term debt	1,799,610	365,285	548,355	311,044	574,926

Non-Cancelable Operating Leases	2,711,559	372,474	632,063	472,761	1,234,261
Non-Cancelable Contracts	3,269,567	776,203	1,081,912	655,293	756,159
Employment/Talent Contracts	436,526	177,552	188,343	65,417	5,214
Capital Expenditures	159,573	106,187	45,930	7,224	232
Other long-term obligations (3)	272,601	—	13,424	107,865	151,312

Total (4)	$15,225,034	$3,154,748	$4,196,618	$2,921,854	$4,951,814

(1)	The balance includes the $750.0 million principal amount of the 7.65% Senior Notes due 2010 discussed above.

(2)	The balance includes the $644.9 million principal amount of the 8% Senior Notes due 2008 discussed above.

(3)	Other long-term obligations consist of $70.5 million related to asset retirement obligations recorded pursuant to Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which assumes the underlying assets will be removed at some period over the next 50 years. Also included is $103.0 million related to the maturity value of loans secured by forward exchange contracts that we accrete to maturity using the effective interest method and can be settled in cash or the underlying shares. These contracts had an accreted value of $86.9 million and the underlying shares had a fair value of $124.4 million recorded on our consolidated balance sheets at December 31, 2007. Also included is $75.6 million related to deferred compensation and retirement plans and $23.5 million of various other long-term obligations.

(4)	Excluded from the table is $144.4 million related to the fair value of cross-currency swap agreements and secured forward exchange contracts. Also excluded is $294.5 million related to various obligations with no specific contractual commitment or maturity, $237.1 million of which relates to unrecognized tax benefits recorded pursuant to Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.
Market Risk
Interest Rate Risk
          At December 31, 2007, approximately 20% of our long-term debt, including fixed-rate debt on which we have entered into interest rate swap agreements, bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the year’s average interest rate under these borrowings, it is estimated that our 2007 interest expense would have changed by $26.0 million and that our 2007 net income would have changed by $15.3 million. In the event of an adverse change in interest rates, management may take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this interest rate analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.
          At December 31, 2007, we had entered into interest rate swap agreements with a $1.1 billion aggregate notional amount that effectively float interest at rates based upon LIBOR. These agreements expire through March 2012. The fair value of these agreements at December 31, 2007, was an asset of $11.4 million.
Equity Price Risk
          The carrying value of our available-for-sale and trading equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at December 31, 2007 by $45.3 million and would change accumulated comprehensive income (loss) and net income by $16.6 million and $10.1 million, respectively. At December 31, 2007, we also held $11.2 million of investments that do not have a quoted market price, but are subject to fluctuations in their value.
          We maintain derivative instruments on certain of our available-for-sale and trading equity securities to limit our exposure to and benefit from price fluctuations on those securities.
Foreign Currency
          We have operations in countries throughout the world. Foreign operations are measured in their local currencies except in hyper-inflationary countries in which we operate. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. To mitigate a portion of the exposure of international currency fluctuations, we maintain a natural hedge through borrowings in currencies other than the U.S. dollar. In addition, we have U.S. dollar — Euro cross currency swaps which are also designated as a hedge of our net investment in Euro denominated assets. These hedge positions are reviewed monthly. Our foreign operations reported net income of $90.4 million for the year ended December 31, 2007. It is estimated that a 10% change in the value of the U.S. dollar to foreign currencies would change net income for the year ended December 31, 2007 by $9.0 million.
          Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of our investments in various countries, all of which are accounted for under the equity method. It is estimated that the result of a 10% fluctuation in the value of the dollar relative to these foreign currencies at December 31, 2007 would change our 2007 equity in earnings of nonconsolidated affiliates by $3.5 million and would change our net income for the same period by approximately $2.1 million.

          This analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.
Recent Accounting Pronouncements
          In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Statement 157 does not expand the use of fair value in any new circumstances. Companies will need to apply the recognition and disclosure provisions of Statement 157 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually effective January 1, 2008. The effective date in Statement 157 is delayed for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Excluded from the scope of Statement 157 are certain leasing transactions accounted for under FASB Statement No. 13, Accounting for Leases. The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of Statement 157. We are currently evaluating the impact of adopting FAS 157 on our financial position or results of operations.
          Statement of Financial Accounting Standards No. 141(R), Business Combinations (“Statement 141(R)”), was issued in December 2007. Statement 141 (R) requires that upon initially obtaining control, an acquirer will recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred. Statement 141(R) also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. Statement 141(R) amends Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. Statement 141(R) is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. We expect to adopt Statement 141 (R) on January 1, 2009. Statement 141R’s impact on accounting for business combinations is dependent upon acquisitions at that time.
          Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“Statement 159”), was issued in February 2007. Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Statement 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Statement 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. Statement 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We adopted Statement 159 on January 1, 2008 and do not anticipate adoption to materially impact our financial position or results of operations.
          Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“Statement 160”), was issued in December 2007. Statement 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under Statement 160 noncontrolling interests are considered equity and should be reported as an element of consolidated equity, net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests, and increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. Statement 160 is effective for the first annual reporting period beginning on or after December 15, 2008, and earlier application is prohibited. Statement 160 is required to be adopted prospectively, except for reclassify noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated statement of financial position and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively. We expect to adopt Statement 160 on January 1, 2009 and are currently assessing the potential impact that the adoption could have on our financial statements.
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
Stock Based Compensation
          We adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment on January 1, 2006 using the modified-prospective-transition method. Under the fair value recognition provisions of this statement, stock based compensation cost is measured at the grant date based on the value of the award and is recognized as expense on a straight-line basis over the vesting period. Determining the fair value of share-based awards at the grant date requires assumptions and judgments about expected volatility and forfeiture rates, among other factors. If actual results differ significantly from these estimates, our results of operations could be materially impacted.
Allowance for Doubtful Accounts
          We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected. For all other customers, we recognize reserves for bad debt based on historical experience of bad debts as a percent of revenue for each business unit, adjusted for relative improvements or deteriorations in the agings and changes in current economic conditions.
          If our agings were to improve or deteriorate resulting in a 10% change in our allowance, it is estimated that our 2007 bad debt expense would have changed by $5.9 million and our 2007 net income would have changed by $3.5 million.
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
          Using the impairment review described, we found no impairment charge required for the year ended December 31, 2007. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results of operations.
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
          The income approach we use for valuing goodwill involves estimating future cash flows expected to be generated from the related assets, discounted to their present value using a risk-adjusted discount rate. Terminal values were also estimated and discounted to their present value. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or Statement 142, we performed our annual impairment tests as of October 1, 2005, 2006 and 2007 on goodwill. No impairment charges resulted from these tests. We may incur impairment charges in future periods under Statement 142 to the extent we do not achieve our expected cash flow growth rates, and to the extent that market values decrease and long-term interest rates increase.
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
          If actual results are not consistent with our assumptions and estimates, we may be exposed to impairment charges in the future. Our annual impairment test was performed as of October 1, 2007, which resulted in no impairment.
Tax Accruals
          The IRS and other taxing authorities routinely examine our tax returns. From time to time, the IRS challenges certain of our tax positions. We believe our tax positions comply with applicable tax law and we would vigorously defend these positions if challenged. The final disposition of any positions challenged by the IRS could require us to make additional tax payments. We believe that we have adequately accrued for any foreseeable payments resulting from tax examinations and consequently do not anticipate any material impact upon their ultimate resolution.
          Our estimates of income taxes and the significant items giving rise to the deferred assets and liabilities are shown in Note K to our financial statements and reflect our assessment of actual future taxes to be paid on items reflected in the financial statements, giving consideration to both timing and probability of these estimates. Actual income taxes could vary from these estimates due to future changes in income tax law or results from the final review of our tax returns by federal, state or foreign tax authorities.
          We have considered these potential changes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes and Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, which requires us to record reserves for estimates of probable settlements of federal and state audits. We adopted FIN 48 on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements. FIN 48 prescribes a recognition threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken within an income tax return. The adoption of FIN 48 resulted in a decrease of $0.2 million to the January 1, 2007 balance of “Retained deficit”, an increase of $101.7 million in “Other long term-liabilities” for unrecognized tax benefits and a decrease of $123.0 million in “Deferred income taxes”.
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
          Our self-insured liabilities contain uncertainties because management must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of December 31, 2007.
          If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material. A 10% change in our self-insurance liabilities at December 31, 2007, would have affected net income by approximately $3.5 million for the year ended December 31, 2007.
Inflation
          Inflation has affected our performance in terms of higher costs for wages, salaries and equipment. Although the exact impact of inflation is indeterminable, we believe we have offset these higher costs by increasing the effective advertising rates of most of our broadcasting stations and outdoor display faces.
Ratio of Earnings to Fixed Charges
          The ratio of earnings to fixed charges is as follows:

Year Ended December 31,
2007	2006	2005	2004	2003

2.35	2.23	2.21	2.71	3.51
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
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
Required information is within Item 7.

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
President and Chief Financial Officer
/s/ Herbert W. Hill, Jr.
Senior Vice President/Chief Accounting Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Clear Channel Communications, Inc.
We have audited the accompanying consolidated balance sheets of Clear Channel Communications, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also include the financial statement schedule listed in the index as Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clear Channel Communications, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note K to the consolidated financial statements, in 2007 the Company changed its method of accounting for income taxes.
As discussed in Note A to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock-based compensation.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2008 expressed an unqualified opinion thereon.

/s/ERNST & YOUNG LLP
San Antonio, Texas
February 14, 2008

CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)

	December 31,	December 31,
	2007	2006
CURRENT ASSETS
Cash and cash equivalents	$145,148	$116,000
Accounts receivable, net of allowance of $59,169 in 2007 and $56,068 in 2006	1,693,218	1,619,858
Prepaid expenses	116,902	122,000
Other current assets	243,248	244,103
Income taxes receivable	—	7,392
Current assets from discontinued operations	96,067	96,377

Total Current Assets	2,294,583	2,205,730

PROPERTY, PLANT AND EQUIPMENT
Land, buildings and improvements	815,277	765,306
Structures	3,901,941	3,601,653
Towers, transmitters and studio equipment	552,372	580,322
Furniture and other equipment	520,204	523,489
Construction in progress	118,879	89,772

	5,908,673	5,560,542
Less accumulated depreciation	2,905,493	2,600,072

	3,003,180	2,960,470

Property, plant and equipment from discontinued operations, net	211,908	275,740

INTANGIBLE ASSETS
Definite-lived intangibles, net	485,870	522,482
Indefinite-lived intangibles — licenses	4,186,720	4,196,789
Indefinite-lived intangibles — permits	251,988	260,950
Goodwill	7,046,881	7,071,935

Intangible assets from discontinued operations, net	397,854	554,172

OTHER ASSETS
Notes receivable	12,388	6,318
Investments in, and advances to, nonconsolidated affiliates	346,387	311,258
Other assets	303,791	249,524
Other investments	237,598	244,980
Other assets from discontinued operations	26,380	26,590

Total Assets	$18,805,528	$18,886,938

See Notes to Consolidated Financial Statements

LIABILITIES AND SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	December 31,	December 31,
	2007	2006
CURRENT LIABILITIES
Accounts payable	$165,533	$151,577
Accrued expenses	912,665	884,479
Accrued interest	98,601	112,049
Accrued income taxes	79,973	—
Current portion of long-term debt	1,360,199	336,375
Deferred income	158,893	134,287
Current liabilities from discontinued operations	37,413	45,079

Total Current Liabilities	2,813,277	1,663,846

Long-term debt	5,214,988	7,326,700
Other long-term obligations	127,384	68,509
Deferred income taxes	796,982	737,576
Other long-term liabilities	567,848	673,954
Long-term liabilities from discontinued operations	51,198	24,621

Minority interest	436,360	349,391
Commitments and contingent liabilities (Note I)

SHAREHOLDERS’ EQUITY
Preferred Stock — Class A, par value $1.00 per share, authorized 2,000,000 shares, no shares issued and outstanding	—	—
Preferred Stock — Class B, par value $1.00 per share, authorized 8,000,000 shares, no shares issued and outstanding	—	—
Common Stock, par value $.10 per share, authorized 1,500,000,000 shares, issued 498,075,417 and 493,982,851 shares in 2007 and 2006, respectively	49,808	49,399
Additional paid-in capital	26,858,079	26,745,687
Retained deficit	(18,489,143)	(19,054,365)
Accumulated other comprehensive income	383,698	304,975
Cost of shares (157,744 in 2007 and 114,449 in 2006) held in treasury	(4,951)	(3,355)

Total Shareholders’ Equity	8,797,491	8,042,341

Total Liabilities and Shareholders’ Equity	$18,805,528	$18,886,938

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share data)	2007	2006	2005
Revenue	$6,816,909	$6,457,435	$6,019,029
Operating expenses:
Direct operating expenses (includes share-based payments of $16,975, $16,142 and $212 in 2007, 2006 and 2005, respectively and excludes depreciation and amortization)	2,707,254	2,506,717	2,325,912
Selling, general and administrative expenses (includes share-based payments of $14,884, $16,762 and $0 in 2007, 2006 and 2005, respectively and excludes depreciation and amortization)	1,718,302	1,661,377	1,604,044
Depreciation and amortization	564,920	593,770	585,233
Corporate expenses (includes share-based payments of $12,192, $9,126 and $5,869 in 2007, 2006 and 2005, respectively and excludes depreciation and amortization)	181,504	196,319	167,088
Merger expenses	6,762	7,633	—
Gain on disposition of assets — net	14,389	71,718	49,663

Operating income	1,652,556	1,563,337	1,386,415
Interest expense	451,870	484,063	443,442
Gain (loss) on marketable securities	6,742	2,306	(702)
Equity in earnings of nonconsolidated affiliates	35,176	37,845	38,338
Other income (expense) — net	5,326	(8,593)	11,016

Income before income taxes, minority interest and discontinued operations	1,247,930	1,110,832	991,625
Income tax expense:
Current	245,155	270,111	26,660
Deferred	183,598	188,789	366,347

Income tax expense	428,753	458,900	393,007
Minority interest expense, net of tax	47,031	31,927	17,847

Income before discontinued operations	772,146	620,005	580,771
Income from discontinued operations, net	166,361	71,512	354,891

Net income	$938,507	$691,517	$935,662

Other comprehensive income, net of tax:
Foreign currency translation adjustments	88,823	92,810	28,643
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	(8,412)	(60,516)	(48,492)
Unrealized holding gain (loss) on cash flow derivatives	(1,688)	76,132	56,634

Comprehensive income	$1,017,230	$799,943	$972,447

Net income per common share:
Income before discontinued operations- Basic	$1.56	$1.24	$1.06
Discontinued operations — Basic	.34	.14	.65

Net income — Basic	$1.90	$1.38	$1.71

Weighted average common shares — basic	494,347	500,786	545,848

Income before discontinued operations — Diluted	$1.56	$1.24	$1.06
Discontinued operations — Diluted	.33	.14	.65

Net income — Diluted	$1.89	$1.38	$1.71

Weighted average common shares — diluted	495,784	501,639	547,151

Dividends declared per share	$.75	$.75	$.69
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive		Treasury
(In thousands, except share data)	Issued	Stock	Capital	(Deficit)	Income (Loss)	Other	Stock	Total
Balances at December 31, 2004	567,572,736	$56,757	$29,183,595	$(19,933,777)	$194,590	$(213)	$(12,874)	$9,488,078
Net income				935,662				935,662
Dividends declared				(373,296)				(373,296)
Spin-off of Live Nation			(687,206)		(29,447)			(716,653)
Gain on sale of subsidiary common stock			479,699					479,699
Purchase of common shares							(1,070,204)	(1,070,204)
Treasury shares retired and cancelled	(32,800,471)	(3,280)	(1,067,175)				1,070,455	—
Exercise of stock options and other	3,515,498	352	31,012				8,558	39,922
Amortization and adjustment of deferred compensation			5,800			213	456	6,469
Currency translation adjustment					28,643			28,643
Unrealized gains (losses) on cash flow derivatives					56,634			56,634
Unrealized gains (losses) on investments					(48,492)			(48,492)

Balances at December 31, 2005	538,287,763	53,829	27,945,725	(19,371,411)	201,928	—	(3,609)	8,826,462
Net income				691,517				691,517
Dividends declared				(374,471)				(374,471)
Subsidiary common stock issued for a business acquisition			67,873					67,873
Purchase of common shares							(1,371,462)	(1,371,462)
Treasury shares retired and cancelled	(46,729,900)	(4,673)	(1,367,032)				1,371,705	—
Exercise of stock options and other	2,424,988	243	60,139				11	60,393
Amortization and adjustment of deferred compensation			38,982					38,982
Currency translation adjustment					87,431			87,431
Unrealized gains (losses) on cash flow derivatives					76,132			76,132
Unrealized gains (losses) on investments					(60,516)			(60,516)

Balances at December 31, 2006	493,982,851	49,399	26,745,687	(19,054,365)	304,975	—	(3,355)	8,042,341
Cumulative effect of FIN 48 adoption				(152)				(152)
Net income				938,507				938,507
Dividends declared				(373,133)				(373,133)
Exercise of stock options and other	4,092,566	409	74,827				(1,596)	73,640
Amortization and adjustment of deferred compensation			37,565					37,565
Currency translation adjustment					88,823			88,823
Unrealized gains (losses) on cash flow derivatives					(1,688)			(1,688)
Unrealized gains (losses) on investments					(8,412)			(8,412)

Balances at December 31, 2007	498,075,417	$49,808	$26,858,079	$(18,489,143)	$383,698	$—	$(4,951)	$8,797,491

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2007	2006	2005
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$938,507	$691,517	$935,662
Less: Income from discontinued operations, net	166,361	71,512	354,891

Net income from continuing operations	772,146	620,005	580,771

Reconciling Items:
Depreciation	459,891	443,100	431,457
Amortization of intangibles	105,029	150,670	153,776
Deferred taxes	183,598	188,789	366,347
Provision for doubtful accounts	38,615	34,627	34,260
Amortization of deferred financing charges, bond premiums and accretion of note discounts, net	7,739	3,462	2,042
Share-based compensation	44,051	42,030	6,081
(Gain) loss on sale of operating and fixed assets	(14,389)	(71,718)	(49,663)
(Gain) loss on forward exchange contract	3,953	18,161	18,194
(Gain) loss on trading securities	(10,696)	(20,467)	(17,492)
Equity in earnings of nonconsolidated affiliates	(35,176)	(37,845)	(38,338)
Minority interest, net of tax	47,031	31,927	17,847
Increase (decrease) other, net	(92)	9,026	(14,529)

Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable	(111,152)	(190,191)	(22,179)
Decrease (increase) in prepaid expenses	5,098	(23,797)	15,013
Decrease (increase) in other current assets	694	(2,238)	42,131
Increase (decrease) in accounts payable, accrued expenses and other liabilities	27,027	86,887	(42,334)
Federal income tax refund	—	390,438	—
Increase (decrease) in accrued interest	(13,429)	14,567	3,411
Increase (decrease) in deferred income	26,013	6,486	(18,518)
Increase (decrease) in accrued income taxes	13,325	25,641	(191,962)

Net cash provided by operating activities	1,549,276	1,719,560	1,276,315
See Notes to Consolidated Financial Statements

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Decrease (increase) in notes receivable, net	(6,069)	1,163	755
Decrease (increase) in investments in, and advances to nonconsolidated affiliates — net	20,868	20,445	15,343
Cross currency settlement of interest	(1,214)	1,607	734
Purchase of other investments	(726)	(520)	(900)
Proceeds from sale of other investments	2,409	—	370
Purchases of property, plant and equipment	(362,042)	(332,449)	(298,043)
Proceeds from disposal of assets	26,177	99,682	102,001
Acquisition of operating assets	(122,110)	(341,206)	(150,819)
Decrease (increase) in other — net	(38,703)	(51,443)	(14,625)

Net cash used in investing activities	(481,410)	(602,721)	(345,184)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Draws on credit facilities	886,910	3,383,667	1,934,000
Payments on credit facilities	(1,705,014)	(2,700,004)	(1,986,045)
Proceeds from long-term debt	22,483	783,997	—
Payments on long-term debt	(343,041)	(866,352)	(236,703)
Payment to terminate forward exchange contract	—	(83,132)	—
Proceeds from exercise of stock options, stock purchase plan and common stock warrants	80,017	57,452	40,239
Dividends paid	(372,369)	(382,776)	(343,321)
Proceeds from initial public offering	—	—	600,642
Payments for purchase of common shares	—	(1,371,462)	(1,070,204)

Net cash used in financing activities	(1,431,014)	(1,178,610)	(1,061,392)

CASH FLOWS PROVIDED BY (USED IN) DISCONTINUED OPERATIONS:
Net cash provided by operating activities	60,983	127,762	142,832
Net cash provided by (used in) investing activities	331,313	(34,328)	(202,761)
Net cash provided by financing activities	—	—	240,000

Net cash provided by discontinued operations	392,296	93,434	180,071

Net increase in cash and cash equivalents	29,148	31,663	49,810

Cash and cash equivalents at beginning of year	116,000	84,337	34,527

Cash and cash equivalents at end of year	$145,148	$116,000	$84,337

SUPPLEMENTAL DISCLOSURE:
Cash paid during the year for:
Interest	$462,181	$461,398	$430,382
Income taxes	299,415	—	193,723
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
Merger
The Company’s shareholders approved the adoption of the Merger Agreement, as amended, with a group led by Thomas H. Lee Partners, L.P. and Bain Capital Partners, LLC on September 25, 2007. The transaction remains subject to customary closing conditions.
Under the terms of the Merger Agreement, as amended, the Company’s shareholders will receive $39.20 in cash for each share they own plus additional per share consideration, if any, as the closing of the merger will occur after December 31, 2007. For a description of the computation of any additional per share consideration and the circumstances under which it is payable, please refer to the joint proxy statement/prospectus dated August 21, 2007, filed with the Securities & Exchange Commission (the “Proxy Statement”). As an alternative to receiving the $39.20 per share cash consideration, the Company’s unaffiliated shareholders were offered the opportunity on a purely voluntary basis to exchange some or all of their shares of Clear Channel common stock on a one-for-one basis for shares of Class A common stock in CC Media Holdings, Inc., the new corporation formed by the private equity group to acquire the Company (subject to aggregate and individual caps), plus the additional per share consideration, if any.
Holders of shares of the Company’s common stock (including shares issuable upon conversion of outstanding options) in excess of the aggregate cap provided in the Merger Agreement, as amended, elected to receive the stock consideration. As a result, unaffiliated shareholders of the Company will own an aggregate of 30.6 million shares of CC Media Holdings Inc. Class A common stock upon consummation of the merger.
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
Allowance for Doubtful Accounts
The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations, it records a specific reserve to reduce the amounts recorded to what it believes will be collected. For all other customers, it recognizes reserves for bad debt based on historical experience of bad debts as a percent of revenue for each business unit, adjusted for relative improvements or deteriorations in the agings and changes in current economic conditions. The Company believes its concentration of credit risk is limited due to the large number and the geographic diversification of its customers.

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
Towers, transmitters and studio equipment - 7 to 20 years
Furniture and other equipment - 3 to 20 years
Leasehold improvements - shorter of economic life or lease term assuming renewal periods, if appropriate
For assets associated with a lease or contract, the assets are depreciated at the shorter of the economic life or the lease or contract term, assuming renewal periods, if appropriate. Expenditures for maintenance and repairs are charged to operations as incurred, whereas expenditures for renewal and betterments are capitalized.
The Company tests for possible impairment of property, plant, and equipment whenever events or changes in circumstances, such as a reduction in operating cash flow or a dramatic change in the manner for which the asset is intended to be used indicate that the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the estimated undiscounted future cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the estimated undiscounted future cash flow amount, an impairment charge is recorded in depreciation and amortization expense in the statement of operations for amounts necessary to reduce the carrying value of the asset to fair value. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflects the risk inherent in future cash flows.
Intangible Assets
The Company classifies intangible assets as definite-lived, indefinite-lived or goodwill. Definite-lived intangibles include primarily transit and street furniture contracts, talent, and representation contracts, all of which are amortized over the respective lives of the agreements, typically four to fifteen years, or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived assets. These assets are stated at cost. Indefinite-lived intangibles include broadcast FCC licenses and billboard permits. The excess cost over fair value of net assets acquired is classified as goodwill. The indefinite-lived intangibles and goodwill are not subject to amortization, but are tested for impairment at least annually.
The Company tests for possible impairment of definite-lived intangible assets whenever events or changes in circumstances, such as a reduction in operating cash flow or a dramatic change in the manner for which the asset is intended to be used indicate that the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the undiscounted cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the undiscounted cash flow amount, an impairment charge is recorded in amortization expense in the statement of operations for amounts necessary to reduce the carrying value of the asset to fair value.
The Company performs its annual impairment test for its FCC licenses and permits using a direct valuation technique as prescribed by the Emerging Issues Task Force (“EITF”) Topic D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill (“D-108”). Certain assumptions are used under the Company’s direct valuation technique, including market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up cost and losses incurred during the build-up period, the risk adjusted discount rate and terminal values. The Company utilizes Mesirow Financial Consulting LLC, a third party valuation firm, to assist the Company in the development of these assumptions and the Company’s determination of the fair value of its FCC licenses and permits. Impairment charges are recorded in amortization expense in the statement of operations.
At least annually, the Company performs its impairment test for each reporting unit’s goodwill using a discounted cash flow model to determine if the carrying value of the reporting unit, including goodwill, is less than the fair value of the reporting unit. The Company identified its reporting units under the guidance in Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”) and EITF D-101, Clarification of Reporting Unit Guidance in Paragraph 30 of FASB Statement No. 142. The Company’s reporting units for radio broadcasting and Americas outdoor advertising are the reportable segments. The Company determined that each country in its International outdoor segment constitutes a reporting unit and therefore tests goodwill for impairment at the country level. Certain assumptions are used in determining the fair value, including assumptions about future cash flows, discount rates, and terminal values. If the fair value of the Company’s reporting unit is less than the carrying value of the reporting unit, the Company reduces the carrying amount of goodwill. Impairment charges are recorded in amortization expense on the statement of operations.
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
Financial Instruments
Due to their short maturity, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities, and short-term borrowings approximated their fair values at December 31, 2007 and 2006.

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
Barter transactions represent the exchange of airtime or display space for merchandise or services. These transactions are generally recorded at the fair market value of the airtime or display space or the fair value of the merchandise or services received. Revenue is recognized on barter and trade transactions when the advertisements are broadcasted or displayed. Expenses are recorded ratably over a period that estimates when the merchandise or service received is utilized or the event occurs. Barter and trade revenues from continuing operations for the years ended December 31, 2007, 2006 and 2005, were approximately $65.0 million, $71.1 million and $68.8 million, respectively, and are included in total revenue. Barter and trade expenses from continuing operations for the years ended December 31, 2007, 2006 and 2005, were approximately $64.7 million, $68.6 million and $64.6 million, respectively, and are included in selling, general and administrative expenses.
Share-Based Payments
Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“Statement 123”). Under that method, when options were granted with a strike price equal to or greater than market price on date of issuance, there was no impact on earnings either on the date of grant or thereafter, absent certain modifications to the options. The Company adopted Financial Accounting Standard No. 123 (R), Share-Based Payment (“Statement 123(R)”), on January 1, 2006 using the modified-prospective-transition method. Under the fair value recognition provisions of this statement, stock based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. Determining the fair value of share-based awards at the grant date requires assumptions and judgments about expected volatility and forfeiture rates, among other factors. If actual results differ significantly from these estimates, the Company’s results of operations could be materially impacted.
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
Advertising Expense
The Company records advertising expense as it is incurred. Advertising expenses from continuing operations of $137.4 million, $128.9 million and $153.2 million were recorded during the years ended December 31, 2007, 2006 and 2005, respectively as a component of selling, general and administrative expenses.
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
Certain Reclassifications
The Company has reclassified certain selling, general and administrative expenses to direct operating expenses in 2006 and 2005 to conform to current year presentation. The historical financial statements and footnote disclosures have been revised to exclude amounts related to the Company’s television business, certain radio stations and Live Nation as discussed below.
New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Statement 157 does not expand the use of fair value in any new circumstances. Companies will need to apply the recognition and disclosure provisions of Statement 157 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually effective January 1, 2008. The effective date in Statement 157 is delayed for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Excluded from the scope of Statement 157 are certain leasing transactions accounted for under FASB Statement No. 13, Accounting for Leases. The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of Statement 157. The Company is currently evaluating the impact of adopting FAS 157 on our financial position or results of operations.
Statement of Financial Accounting Standards No. 141(R), Business Combinations (“Statement 141(R)”), was issued in December 2007. Statement 141(R) requires that upon initially obtaining control, an acquirer will recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred. Statement 141(R) also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. Statement 141(R) amends Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. Statement 141(R) is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. The Company expects to adopt Statement 141 (R) on January 1, 2009. The Company expects to adopt Statement 141 (R) on January 1, 2009. Statement 141R’s impact on accounting for business combinations is dependent upon acquisitions at that time.
Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“Statement 159”), was issued in February 2007. Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Statement 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Statement 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. Statement 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company will adopt Statement 159 on January 1, 2008 and does not anticipate adoption to materially impact our financial position or results of operations.
Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“Statement 160”), was issued in December 2007. Statement 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under Statement 160 noncontrolling interests are considered equity and should be reported as an element of consolidated equity, net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests, and increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. Statement 160 is effective for the first annual reporting period beginning on or after December 15, 2008, and earlier application is prohibited. Statement 160 is required to be adopted prospectively, except for reclassify noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated statement of financial position and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively. The Company expects to adopt Statement 160 on January 1, 2009 and is currently assessing the potential impact that the adoption could have on its financial statements.
NOTE B — DISCONTINUED OPERATIONS
Sale of non-core radio stations
On November 16, 2006, the Company announced plans to sell 448 non-core radio stations. The merger is not contingent on the sales of these stations, and the sales of these stations are not contingent on the closing of the Company’s merger discussed above. Definitive asset purchase agreements were signed for 73 non-core radio stations at December 31, 2007 and 160 non-core radio stations were sold as of December 31, 2007.
The Company has 187 non-core radio stations that are no longer under a definitive asset purchase agreement as of December 31, 2007. The definitive asset purchase agreement was terminated in the fourth quarter of 2007. However the Company continues to actively market these radio stations and they continue to meet the criteria in Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“Statement 144”) for classification as discontinued operations. Therefore, the assets, results of operations and cash flows from these stations remain classified as discontinued operations in the Company’s consolidated financial statements as of and for the periods ended December 31, 2007.
The following table presents the activity related to the Company’s planned divestitures of 448 non-core radio stations:

Total non-core radio stations on November 16, 2006	448
Non-core radio stations sold through December 31, 2007	(160)
Non-core radio stations under definitive asset purchase agreements at December 31, 2007	(73)
Non-core radio stations not under definitive asset purchase agreements but recorded as discontinued operations at December 31, 2007	(187)

Non-core radio stations included in continuing operations at December 31, 2007	28

Sale of other radio stations
In addition to its non-core stations, the Company sold 5 stations in the fourth quarter of 2006 and had definitive asset purchase agreements for 8 stations at December 31, 2007.
Sale of the Television Business
On April 20, 2007, the Company entered into a definitive agreement with an affiliate (“buyer”) of Providence Equity Partners Inc. (“Providence”) to sell its television business. Subsequently, a representative of Providence informed the Company that the buyer is considering its options under the definitive agreement, including not closing the acquisition on the terms and conditions in the definitive agreement. The definitive agreement is in full force and effect, has not been terminated and contains customary closing conditions. There have been no allegations that we have breached any of the terms or conditions of the definitive agreement or that there is a failure of a condition to closing the acquisition. On November 29, 2007, the FCC issued its initial consent order approving the assignment of our television station licenses to the buyer.
The Company determined that each of these radio station markets and its television business represent disposal groups. Consistent with the provisions of Statement 144, the Company classified these assets that are subject to transfer under the definitive asset purchase agreements as discontinued operations at December 31, 2007 and 2006. Accordingly, depreciation and amortization associated with these assets was discontinued. Additionally, the Company determined that these assets comprise operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. As of December 31, 2007, the Company determined that the estimated fair value less costs to sell attributable to these assets was in excess of the carrying value of their related net assets held for sale.
Summarized operating results for the years ended December 31, 2007, 2006 and 2005 from these businesses are as follows:

	Year Ended December 31,
(In thousands)	2007	2006	2005
Revenue	$546,556	$641,976	$591,389
Income before income taxes	$242,806	$115,346	$87,702
Included in income from discontinued operations, net are income tax expenses of $76.4 million, $43.8 million and $33.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. Also included in income from discontinued operations for the years ended December 31, 2007 and 2006 are gains on the sale of certain radio stations of $144.6 million and $0.3 million, respectively.

The following table summarizes the carrying amount at December 31, 2007 and 2006 of the major classes of assets and liabilities of the Company’s businesses classified as discontinued operations:

	December 31,
(In thousands)	2007	2006
Assets
Accounts receivable, net	$76,426	$75,490
Other current assets	19,641	20,887

Total current assets	$96,067	$96,377

Land, buildings and improvements	$98,692	$140,964
Transmitter and studio equipment	255,172	305,795
Other property, plant and equipment	30,673	38,502
Less accumulated depreciation	172,629	209,521

Property, plant and equipment, net	$211,908	$275,740

Definite-lived intangibles, net	$283	$335
Licenses	122,806	134,873
Goodwill	274,765	418,964

Total intangible assets	$397,854	$554,172

Film rights	$18,042	$20,442
Other long-term assets	8,338	6,148

Total non-current assets	$26,380	$26,590

Liabilities
Accounts payable and accrued expenses	$10,565	$13,911
Film liability	18,027	21,765
Other current liabilities	8,821	9,403

Total current liabilities	$37,413	$45,079

Film liability	$19,902	$22,158
Other long-term liabilities	31,296	2,463

Total long-term liabilities	$51,198	$24,621

Spin-off of Live Nation
On December 2, 2005, the Company’s Board of Directors approved the spin-off of Live Nation, made up of the Company’s former live entertainment segment and sports representation business. The Company’s consolidated statements of operations have been restated to reflect Live Nation’s results of operations in discontinued operations for the year ended December 31, 2005. The following table displays financial information for Live Nation’s discontinued operations for the year ended December 31, 2005:

(In thousands)	2005(1)
Revenue (including sales to other Company segments of $0.7 million)	$2,858,481
Income before income taxes	$(16,215)

(1)	Includes the results of operations for Live Nation through December 21, 2005.
Included in income from discontinued operations, net is an income tax benefit of $316.7 million for the year ended December 31, 2005.
Transactions with Live Nation
The Company sells advertising and other services to Live Nation. For the years ended December 31, 2007 and 2006 the Company recorded $6.1 million and $4.3 million, respectively, of revenue for these advertisements. It is the Company’s opinion that these transactions were recorded at fair value.
NOTE C — INTANGIBLE ASSETS AND GOODWILL
Definite-lived Intangibles
The Company has definite-lived intangible assets which consist primarily of transit and street furniture contracts and other contractual rights in the outdoor segments, talent and program right contracts in the radio segment, and in the Company’s other segment, representation contracts for non-affiliated radio and television stations. Definite-lived intangible assets are amortized over the shorter of either the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at December 31, 2007 and 2006:

	2007		2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Transit, street furniture, and other outdoor contractual rights	$867,283	$613,897	$821,364	$530,063
Talent contracts	—	—	125,270	115,537
Representation contracts	400,316	212,403	349,493	175,658
Other	84,004	39,433	121,180	73,567

Total	$1,351,603	$865,733	$1,417,307	$894,825

Total amortization expense from continuing operations related to definite-lived intangible assets for the years ended December 31, 2007, 2006 and 2005 was $105.0 million, $150.7 million and $153.8 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets that exist at December 31, 2007:

(In thousands)
2008	$87,668
2009	80,722
2010	62,740
2011	50,237
2012	42,067
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
The Company does not amortize its FCC broadcast licenses or billboard permits. The Company tests these indefinite-lived intangible assets for impairment at least annually using a direct method. This direct method assumes that rather than acquiring indefinite-lived intangible assets as a part of a going concern business, the buyer hypothetically obtains indefinite-lived intangible assets and builds a new operation with similar attributes from scratch. Thus, the buyer incurs start-up costs during the build-up phase which are normally associated with going concern value. Initial capital costs are deducted from the discounted cash flows model which results in value that is directly attributable to the indefinite-lived intangible assets.
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
Goodwill
The Company tests goodwill for impairment using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The Company’s reporting units for radio broadcasting and Americas outdoor advertising are the reportable segments. The Company determined that each country in its International outdoor segment constitutes a reporting unit and therefore tests goodwill for impairment at the country level. The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the years ended December 31, 2006 and 2007:

		Americas	International
(In thousands)	Radio	Outdoor	Outdoor	Other	Total
Balance as of December 31, 2005	$5,948,384	$405,964	$343,611	—	$6,697,959
Acquisitions	42,761	249,527	42,222	—	334,510
Dispositions	(10,532)	(1,913)	—	—	(12,445)
Foreign currency	—	14,085	40,109	—	54,194
Adjustments	(2,872)	323	(312)	578	(2,283)

Balance as of December 31, 2006	5,977,741	667,986	425,630	578	7,071,935
Acquisitions	5,608	20,361	13,733	1,994	41,696
Dispositions	(4,909)	—	—	—	(4,909)
Foreign currency	—	78	35,430	—	35,508
Adjustments	(96,720)	(89)	(540)	—	(97,349)

Balance as of December 31, 2007	$5,881,720	$688,336	$474,253	$2,572	$7,046,881

Included in the Americas’ acquisitions amount above in 2006 is $148.6 million related to the acquisition of Interspace, all of which is expected to be deductible for tax purposes.
In 2007, the Company recorded a $97.4 million adjustment to its balance of goodwill related to tax positions established as part of various radio station acquisitions for which the IRS audit periods have now closed.
NOTE D — BUSINESS ACQUISITIONS
2007 Acquisitions
The Company acquired domestic outdoor display faces and additional equity interests in international outdoor companies for $69.1 million in cash during 2007. The Company’s national representation business acquired representation contracts for $53.0 million in cash during 2007.
2006 Acquisitions
The Company acquired radio stations for $16.4 million and a music scheduling company for $44.3 million in cash plus $10.0 million of deferred purchase consideration during 2006. The Company also acquired Interspace Airport Advertising, Americas and international outdoor display faces and additional equity interests in international outdoor companies for $242.4 million in cash. The Company exchanged assets in one of its Americas outdoor markets for assets located in a different market and recognized a gain of $13.2 million in “Gain on disposition of assets — net”. In addition, the Company’s national representation firm acquired representation contracts for $38.1 million in cash.
2005 Acquisitions
During 2005 the Company acquired radio stations for $3.6 million in cash. The Company also acquired Americas outdoor display faces for $113.2 million in cash. The Company’s international outdoor segment acquired display faces for $17.1 million and increased its investment to a controlling majority interest in Clear Media Limited for $8.9 million. Clear Media is a Chinese outdoor advertising company and as a result of consolidating its operations during the third quarter of 2005, the acquisition resulted in an increase in the Company’s cash of $39.7 million. Also, the Company’s national representation business acquired new contracts for a total of $47.7 million.
Acquisition Summary
The following is a summary of the assets and liabilities acquired and the consideration given for all acquisitions made during 2007 and 2006:

(In thousands)	2007	2006
Property, plant and equipment	$28,002	$49,641
Accounts receivable	—	18,636
Definite lived intangibles	55,017	177,554
Indefinite-lived intangible assets	15,023	32,862
Goodwill	41,696	253,411
Other assets	3,453	6,006

	143,191	538,110

Other liabilities	(13,081)	(64,303)
Minority interests	—	(15,293)
Deferred tax	—	(21,361)
Subsidiary common stock issued, net of minority interests	—	(67,873)

	(13,081)	(168,830)

Less: fair value of net assets exchanged in swap	(8,000)	(28,074)

Cash paid for acquisitions	$122,110	$341,206

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
NOTE E — INVESTMENTS
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

Summarized Financial Information
The following table summarizes the Company’s investments in these nonconsolidated affiliates:

			All
(In thousands)	ARN	ACIR	Others	Total
At December 31, 2006	$145,646	$68,260	$97,352	$311,258
Acquisition (disposition) of investments, net	—	—	(46)	(46)
Other, net	(22,259)	—	2,861	(19,398)
Equity in net earnings (loss)	25,832	4,942	4,402	35,176
Foreign currency transaction adjustment	(2,082)	—	—	(2,082)
Foreign currency translation adjustment	18,337	(297)	3,439	21,479

At December 31, 2007	$165,474	$72,905	$108,008	$346,387

The investments in the table above are not consolidated, but are accounted for under the equity method of accounting, whereby the Company records its investments in these entities in the balance sheet as “Investments in, and advances to, nonconsolidated affiliates.” The Company’s interests in their operations are recorded in the statement of operations as “Equity in earnings of nonconsolidated affiliates”. Accumulated undistributed earnings included in retained deficit for these investments were $133.6 million, $112.8 million and $90.1 million for December 31, 2007, 2006 and 2005, respectively.
Other Investments
Other investments of $237.6 million and $245.0 million at December 31, 2007 and 2006, respectively, include marketable equity securities and other investments classified as follows:
(In thousands)

	Fair	Unrealized
Investments	Value	Gains	(Losses)	Net	Cost
2007
Available-for sale	$140,731	$104,996	$—	$104,996	$35,735
Trading	85,649	78,391	—	78,391	7,258
Other cost investments	11,218	—	—	—	11,218

Total	$237,598	$183,387	$—	$183,387	$54,211

2006
Available-for sale	$154,297	$118,563	$—	$118,563	$35,734
Trading	74,953	67,695	—	67,695	7,258
Other cost investments	15,730	—	—	—	15,730

Total	$244,980	$186,258	$—	$186,258	$58,722

A certain amount of the Company’s trading securities secure its obligations under forward exchange contracts discussed in Note H.
The accumulated net unrealized gain on available-for-sale securities, net of tax, of $69.4 million and $79.5 million were recorded in shareholders’ equity in “Accumulated other comprehensive income” at December 31, 2007 and 2006, respectively. The net unrealized gain (loss) on trading securities of $10.7 million and $20.5 million for the years ended December 31, 2007 and 2006, respectively, is recorded on the statement of operations in “Gain (loss) on marketable securities”. Other cost investments include various investments in companies for which there is no readily determinable market value.

NOTE F — ASSET RETIREMENT OBLIGATION
The Company’s asset retirement obligation is reported in “Other long-term liabilities” and relates to its obligation to dismantle and remove outdoor advertising displays from leased land and to reclaim the site to its original condition upon the termination or non-renewal of a lease. The liability is capitalized as part of the related long-lived assets’ carrying value. Due to the high rate of lease renewals over a long period of time, the calculation assumes that all related assets will be removed at some period over the next 50 years. An estimate of third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site. The interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk adjusted credit rate for the same period.
The following table presents the activity related to the Company’s asset retirement obligation:

(In thousands)	2007	2006
Balance at January 1	$59,280	$49,807
Adjustment due to change in estimate of related costs	8,958	7,581
Accretion of liability	4,236	3,539
Liabilities settled	(1,977)	(1,647)

Balance at December 31	$70,497	$59,280

NOTE G — LONG-TERM DEBT
Long-term debt at December 31, 2007 and 2006 consisted of the following:

	December 31,
(In thousands)	2007	2006
Bank credit facilities	$174,619	$966,488
Senior Notes:
6.25% Senior Notes Due 2011	750,000	750,000
3.125% Senior Notes Due 2007	—	250,000
4.625% Senior Notes Due 2008	500,000	500,000
6.625% Senior Notes Due 2008	125,000	125,000
4.25% Senior Notes Due 2009	500,000	500,000
7.65% Senior Notes Due 2010	750,000	750,000
4.5% Senior Notes Due 2010	250,000	250,000
4.4% Senior Notes Due 2011	250,000	250,000
5.0% Senior Notes Due 2012	300,000	300,000
5.75% Senior Notes Due 2013	500,000	500,000
5.5% Senior Notes Due 2014	750,000	750,000
4.9% Senior Notes Due 2015	250,000	250,000
5.5% Senior Notes Due 2016	250,000	250,000
6.875% Senior Debentures Due 2018	175,000	175,000
7.25% Senior Debentures Due 2027	300,000	300,000
Subsidiary level notes	644,860	671,305
Other long-term debt	106,119	164,939
Purchase accounting adjustment and original issue (discount) premium	(11,849)	(9,823)
Fair value adjustments related to interest rate swaps	11,438	(29,834)

	6,575,187	7,663,075
Less: current portion	1,360,199	336,375

Total long-term debt	$5,214,988	$7,326,700

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
At December 31, 2007, the outstanding balance on the $1.75 billion credit facility was $174.6 million and, taking into account letters of credit of $82.8 million, $1.5 billion was available for future borrowings, with the entire balance to be repaid on July 12, 2009. At December 31, 2007, interest rates on this bank credit facility varied from 5.0% to 5.4%.
Senior Notes
On February 1, 2007, the Company redeemed its 3.125% Senior Notes at their maturity for $250.0 million plus accrued interest with proceeds from its bank credit facility.
On December 17, 2007, the Company announced that it commenced a cash tender offer and consent solicitation for its outstanding $750.0 million principal amount of the 7.65% Senior Notes due 2010 on the terms and conditions set forth in the Offer to Purchase and Consent Solicitation Statement dated December 17, 2007. As of February 13, 2008, the Company had received tenders and consents representing 98% of its outstanding 7.65% Senior Notes due 2010. The tender offer is conditioned upon the consummation of the Merger. The completion of the Merger and the related debt financings are not subject to, or conditioned upon, the completion of the tender offer.
All fees and initial offering discounts are being amortized as interest expense over the life of the respective notes. The aggregate principal amount and market value of the senior notes was approximately $5.7 billion and $5.0 billion, respectively, at December 31, 2007. The aggregate principal and market value of the senior notes was approximately $5.9 billion and $5.5 billion, respectively, at December 31, 2006.
Interest Rate Swaps: The Company entered into interest rate swap agreements on the 3.125% senior notes due 2007, the 4.25% senior notes due 2009, the 4.4% senior notes due 2011 and the 5.0% senior notes due 2012 whereby the Company pays interest at a floating rate and receives the fixed rate coupon. The fair value of the Company’s swaps was an asset of $11.4 million and a liability of $29.8 million at December 31, 2007 and 2006, respectively.
Subsidiary Level Notes
AMFM Operating Inc. (“AMFM”), a wholly-owned subsidiary of the Company, has outstanding long-term bonds, of which are all 8% senior notes due 2008. On November 13, 2007 AMFM redeemed $26.4 million of its 8% senior notes pursuant to a Net Proceeds Offer (as defined in the indenture governing the notes). Following the redemption, $644.9 million principal amount remained outstanding. The senior notes include a purchase accounting premium of $3.2 million and $7.1 million at December 31, 2007 and 2006, respectively. The fair value of the senior notes was $661.0 million and $701.0 million at December 31, 2007 and 2006, respectively.
On December 17, 2007, AMFM commenced a cash tender offer and consent solicitation for the outstanding $644.9 million principal amount of the 8% Senior Notes due 2008 on the terms and conditions set forth in the Offer to Purchase and Consent Solicitation Statement dated December 17, 2007. As of February 13, 2008, AMFM had received tenders and consents representing 87% of its outstanding 8% Senior Notes due 2008. The tender offer is conditioned upon the consummation of the Merger. The completion of the Merger and the related debt financings are not subject to, or conditioned upon, the completion of the tender offer.
Other Borrowings
Other debt includes various borrowings and capital leases utilized for general operating purposes. Included in the $106.1 million balance at December 31, 2007, is $87.2 million that matures in less than one year.
Debt Covenants
The significant covenants on the Company’s $1.75 billion five-year, multi-currency revolving credit facility relate to leverage and interest coverage contained and defined in the credit agreement. The leverage ratio covenant requires the Company to maintain a ratio of consolidated funded indebtedness to operating cash flow (as defined by the credit agreement) of less than 5.25x. The interest coverage covenant requires the Company to maintain a minimum ratio of operating cash flow (as defined by the credit agreement) to interest expense of 2.50x. In the event that the Company does not meet these covenants, it is considered to be in default on the credit facility at which time the credit facility may become immediately due. At December 31, 2007, the Company’s leverage and interest coverage ratios were 3.0x and 5.1x, respectively. This credit facility contains a cross default provision that would be triggered if we were to default on any other indebtedness greater than $200.0 million.
The Company’s other indebtedness does not contain provisions that would make it a default if the Company were to default on our credit facility.
The fees the Company pays on its $1.75 billion, five-year multi-currency revolving credit facility depend on the highest of its long-term debt ratings, unless there is a split rating of more than one level in which case the fees depend on the long-term debt rating that is one level lower than the highest rating. Based on the Company’s current ratings level of B-/Baa3, its fees on borrowings are a 52.5 basis point spread to LIBOR and are 22.5 basis points on the total $1.75 billion facility. In the event the Company’s ratings improve, the fee on borrowings and facility fee decline gradually to 20.0 basis points and 9.0 basis points, respectively, at ratings of A/A3 or better. In the event that the Company’s ratings decline, the fee on borrowings and facility fee increase gradually to 120.0 basis points and 30.0 basis points, respectively, at ratings of BB/Ba2 or lower.
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
At December 31, 2007, the Company was in compliance with all debt covenants.
Future maturities of long-term debt at December 31, 2007 are as follows:

(In thousands)
2008 (1)	$1,357,047
2009	686,514
2010 (2)	1,000,077
2011	1,002,250
2012	300,000
Thereafter	2,229,710

Total (3)	$6,575,598

(1)	The balance includes the $644.9 million principal amount of the 8% Senior Notes due 2008 which the Company received tenders and consents discussed above.

(2)	The balance includes the $750.0 million principal amount of the 7.65% Senior Notes due 2010 which the Company received tenders and consents discussed above.

(3)	The total excludes the $3.2 million in unamortized fair value purchase accounting adjustment premiums related to the merger with AMFM, the $11.4 million related to fair value adjustments for interest rate swap agreements and the $15.0 million related to original issue discounts.
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

Interest Rate Swaps
The Company has $1.1 billion of interest rate swaps at December 31, 2007 that are designated as fair value hedges of the underlying fixed-rate debt obligations. The terms of the underlying debt and the interest rate swap agreements coincide; therefore the hedge qualifies for the short-cut method defined in Statement 133. Accordingly, no net gains or losses were recorded on the statement of operations related to the Company’s underlying debt and interest rate swap agreements. On December 31, 2007, the fair value of the interest rate swap agreements was recorded on the balance sheet as “Other long-term assets” with the offset recorded in “Long-term debt” of approximately $11.4 million. On December 31, 2006, the fair value of the interest rate swap agreements was recorded on the balance sheet as “Other long-term liabilities” with the offset recorded in “Long-term debt” of approximately $29.8 million. Accordingly, an adjustment was made to the swaps and carrying value of the underlying debt on December 31, 2007 and 2006 to reflect the change in fair value.
Secured Forward Exchange Contracts
In 2001, Clear Channel Investments, Inc., a wholly owned subsidiary of the Company, entered into two ten-year secured forward exchange contracts that monetized 2.9 million shares of its investment in American Tower Corporation (“AMT”). The AMT contracts had a value of $17.0 million and $10.3 million recorded in “Other long term liabilities” at December 31, 2007 and December 31, 2006, respectively. These contracts are not designated as a hedge of the Company’s cash flow exposure of the forecasted sale of the AMT shares. During the years ended December 31, 2007, 2006 and 2005, the Company recognized losses of $6.7 million, $22.0 million and $18.2 million, respectively, in “Gain (loss) on marketable securities” related to the change in the fair value of these contracts. To offset the change in the fair value of these contracts, the Company has recorded AMT shares as trading securities. During the years ended December 31, 2007, 2006 and 2005, the Company recognized income of $10.7 million, $20.5 million and $17.5 million, respectively, in “Gain (loss) on marketable securities” related to the change in the fair value of the shares.
Foreign Currency Rate Management
As a result of the Company’s foreign operations, the Company is exposed to foreign currency exchange risks related to its investment in net assets in foreign countries. To manage this risk, the Company holds two United States dollar — Euro cross currency swaps with an aggregate Euro notional amount of €706.0 million and a corresponding aggregate U.S. dollar notional amount of $877.7 million. These cross currency swaps had a value of $127.4 million and $68.5 million at December 31, 2007 and 2006, respectively, which was recorded in “Other long-term obligations”.
The cross currency swaps require the Company to make fixed cash payments on the Euro notional amount while it receives fixed cash payments on the equivalent U.S. dollar notional amount, all on a semiannual basis. The Company has designated the cross currency swaps as a hedge of its net investment in Euro denominated assets. The Company selected the forward method under the guidance of the Derivatives Implementation Group Statement 133 Implementation Issue H8, Foreign Currency Hedges: Measuring the Amount of Ineffectiveness in a Net Investment Hedge. The forward method requires all changes in the fair value of the cross currency swaps and the semiannual cash payments to be reported as a cumulative translation adjustment in other comprehensive income (loss) in the same manner as the underlying hedged net assets. As of December 31, 2007, a $73.5 million loss, net of tax, was recorded as a cumulative translation adjustment to “Other comprehensive income (loss)” related to the cross currency swaps.
NOTE I — COMMITMENTS AND CONTINGENCIES
The Company accounts for its rentals that include renewal options, annual rent escalation clauses, minimum franchise payments and maintenance related to displays under the guidance in EITF 01-8, Determining Whether an Arrangement Contains a Lease (“EITF 01-8”), Financial Accounting Standards No. 13, Accounting for Leases, Financial Accounting Standards No. 29, Determining Contingent Rentals an amendment of FASB Statement No. 13 (“Statement 29”) and FASB Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases (“FTB 85-3”).

The Company considers its non-cancelable contracts that enable it to display advertising on buses, taxis, trains, bus shelters, etc. to be leases in accordance with the guidance in EITF 01-8. These contracts may contain minimum annual franchise payments which generally escalate each year. The Company accounts for these minimum franchise payments on a straight-line basis in accordance with FTB 85-3. If the rental increases are not scheduled in the lease, for example an increase based on the CPI, those rents are considered contingent rentals and are recorded as expense when accruable. Other contracts may contain a variable rent component based on revenue. The Company accounts for these variable components as contingent rentals under Statement 29, and records these payments as expense when accruable.
The Company accounts for annual rent escalation clauses included in the lease term on a straight-line basis under the guidance in FTB 85-3. The Company considers renewal periods in determining its lease terms if at inception of the lease there is reasonable assurance the lease will be renewed. Expenditures for maintenance are charged to operations as incurred, whereas expenditures for renewal and betterments are capitalized.
The Company leases office space, certain broadcasting facilities, equipment and the majority of the land occupied by its outdoor advertising structures under long-term operating leases. The Company accounts for these leases in accordance with the policies described above.
The Company’s contracts with municipal bodies or private companies relating to street furniture, billboard, transit and malls generally require the Company to build bus stops, kiosks and other public amenities or advertising structures during the term of the contract. The Company owns these structures and is generally allowed to advertise on them for the remaining term of the contract. Once the Company has built the structure, the cost is capitalized and expensed over the shorter of the economic life of the asset or the remaining life of the contract.
Certain of the Company’s contracts contain penalties for not fulfilling its commitments related to its obligations to build bus stops, kiosks and other public amenities or advertising structures. Historically, any such penalties have not materially impacted the Company’s financial position or results of operations.
As of December 31, 2007, the Company’s future minimum rental commitments under non-cancelable operating lease agreements with terms in excess of one year, minimum payments under non-cancelable contracts in excess of one year, and capital expenditure commitments consist of the following:

	Non-Cancelable	Non-Cancelable	Capital
(In thousands)	Operating Leases	Contracts	Expenditures
2008	$372,474	$776,203	$106,187
2009	333,870	632,680	33,171
2010	298,193	449,232	12,759
2011	252,083	399,317	5,483
2012	220,678	255,976	1,741
Thereafter	1,234,261	756,159	232

Total	$2,711,559	$3,269,567	$159,573

Rent expense charged to continuing operations for 2007, 2006 and 2005 was $1.2 billion, $1.1 billion and $1.0 billion, respectively.
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

Certain acquisition agreements include deferred consideration payments based on performance requirements by the seller typically involving the completion of a development or obtaining appropriate permits that enable the Company to construct additional advertising displays. At December 31, 2007, the Company believes its maximum aggregate contingency, which is subject to performance requirements by the seller, is approximately $35.0 million. As the contingencies have not been met or resolved as of December 31, 2007, these amounts are not recorded. If future payments are made, amounts will be recorded as additional purchase price.
The Company has various investments in nonconsolidated affiliates subject to agreements that contain provisions that may result in future additional investments to be made by the Company. The put values are contingent upon the financial performance of the investee and are typically based on the investee meeting certain EBITDA targets, as defined in the agreement. The Company will continue to accrue additional amounts related to such contingent payments if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent payments, if performance targets are met, would not significantly impact the financial position or results of operations of the Company.
NOTE J — GUARANTEES
Within the Company’s $1.75 billion credit facility, there exists a $150.0 million sub-limit available to certain of the Company’s international subsidiaries. This $150.0 million sub-limit allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provides funds to the Company’s international operations for certain working capital needs. Subsidiary borrowings under this sub-limit are guaranteed by the Company. At December 31, 2007, this portion of the $1.75 billion credit facility’s outstanding balance was $80.0 million, which is recorded in “Long-term debt” on the Company’s financial statements.
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
The Company currently has guarantees that provide protection to its international subsidiary’s banking institutions related to overdraft lines up to approximately $40.2 million. As of December 31, 2007, no amounts were outstanding under these agreements.
As of December 31, 2007, the Company has outstanding commercial standby letters of credit and surety bonds of $90.0 million and $52.6 million, respectively. These letters of credit and surety bonds relate to various operational matters including insurance, bid, and performance bonds as well as other items. These letters of credit reduce the borrowing availability on the Company’s bank credit facilities, and are included in the Company’s calculation of its leverage ratio covenant under the bank credit facilities. The surety bonds are not considered as borrowings under the Company’s bank credit facilities.

NOTE K — INCOME TAXES
Significant components of the provision for income tax expense (benefit) are as follows:

(In thousands)	2007	2006	2005
Current — federal	$180,556	$203,567	$(27,158)
Current — foreign	43,776	40,454	56,879
Current — state	20,823	26,090	(3,061)

Total current	245,155	270,111	26,660
Deferred — federal	171,251	182,298	382,768
Deferred — foreign	(1,400)	(9,134)	(35,040)
Deferred — state	13,747	15,625	18,619

Total deferred	183,598	188,789	366,347

Income tax expense	$428,753	$458,900	$393,007

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2007 and 2006 are as follows:

(In thousands)	2007	2006
Deferred tax liabilities:
Intangibles and fixed assets	$924,630	$760,951
Unrealized gain in marketable securities	20,715	38,485
Foreign	7,799	4,677
Equity in earnings	44,579	26,277
Investments	17,585	13,396
Deferred Income	4,940	4,129
Other	11,814	11,460

Total deferred tax liabilities	1,032,062	859,375

Deferred tax assets:
Accrued expenses	91,080	19,908
Long-term debt	56,026	35,081
Net operating loss/Capital loss carryforwards	521,187	558,371
Bad debt reserves	14,051	14,447
Other	90,511	66,635

Total gross deferred tax assets	772,855	694,442
Valuation allowance	516,922	553,398

Total deferred tax assets	255,933	141,044

Net deferred tax liabilities	$776,129	$718,331

Included in the Company’s net deferred tax liabilities are $20.9 million and $19.3 million of current net deferred tax assets for 2007 and 2006, respectively. The Company presents these assets in “Other current assets” on its consolidated balance sheets. The remaining $797.0 million and $737.6 million of net deferred tax liabilities for 2007 and 2006, respectively, are presented in “Deferred tax liabilities” on the consolidated balance sheets.
At December 31, 2007, net deferred tax liabilities include a deferred tax asset of $35.7 million relating to stock-based compensation expense under Statement 123(R). Full realization of this deferred tax asset requires stock options to be exercised at a price equaling or exceeding the sum of the grant price plus the fair value of the option at the grant date and restricted stock to vest at a price equaling or exceeding the fair market value at the grant date. The provisions of Statement 123(R), however, do not allow a valuation allowance to be recorded unless the company’s future taxable income is expected to be insufficient to recover the asset. Accordingly, there can be no assurance that the stock price of the Company’s common stock will rise to levels sufficient to realize the entire tax benefit currently reflected in its balance sheet. See Note L for additional discussion of Statement 123(R).

The deferred tax liability related to intangibles and fixed assets primarily relates to the difference in book and tax basis of acquired FCC licenses and tax deductible goodwill created from the Company’s various stock acquisitions. In accordance with Statement 142, the Company no longer amortizes FCC licenses and permits. Thus, a deferred tax benefit for the difference between book and tax amortization for the Company’s FCC licenses, permits and tax-deductible goodwill is no longer recognized, as these assets are no longer amortized for book purposes. As a result, this deferred tax liability will not reverse over time unless the Company recognizes future impairment charges related to its FCC licenses, permits and tax deductible goodwill or sells its FCC licenses or permits. As the Company continues to amortize its tax basis in its FCC licenses, permits and tax deductible goodwill, the deferred tax liability will increase over time.
During 2005, the Company recognized a capital loss of approximately $2.4 billion as a result of the spin-off of Live Nation. Of the $2.4 billion capital loss, approximately $734.5 million was used to offset capital gains recognized in 2002, 2003 and 2004 and the Company received the related $257.0 million tax refund on October 12, 2006. As of December 31, 2007, the remaining capital loss carryforward is approximately $1.4 billion and it can be used to offset future capital gains for the next three years. The Company has recorded an after tax valuation allowance of $516.9 million related to the capital loss carryforward due to the uncertainty of the ability to utilize the carryforward prior to its expiration. If the Company is able to utilize the capital loss carryforward in future years, the valuation allowance will be released and be recorded as a current tax benefit in the year the losses are utilized.
The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense (benefit) is:

	2007			2006		2005
(In thousands)	Amount	Percent		Amount	Percent	Amount	Percent
Income tax expense (benefit) at statutory rates	$436,776	35%		$388,791	35%	$347,070	35%
State income taxes, net of federal tax benefit	34,570	3%		41,716	4%	15,559	2%
Foreign taxes	(8,857)	(1%	)	6,391	1%	6,624	1%
Nondeductible items	6,228	0%		2,607	0%	2,337	0%
Changes in valuation allowance and other estimates	(33,900)	(3%	)	16,482	1%	19,673	2%
Other, net	(6,064)	(0%	)	2,913	0%	1,744	0%

	$428,753	34%		$458,900	41%	$393,007	40%

During 2007, the Company utilized approximately $2.2 million of net operating loss carryforwards, the majority of which were generated by certain acquired companies prior to their acquisition by the Company. The utilization of the net operating loss carryforwards reduced current taxes payable and current tax expense for the year ended December 31, 2007. The Company’s effective income tax rate for 2007 was 34.4% as compared to 41.3% for 2006. For 2007, the effective tax rate was primarily affected by the recording of current tax benefits of approximately $45.7 million related to the settlement of several tax positions with the Internal Revenue Service (“IRS”) for the 1999 through 2004 tax years and deferred tax benefits of approximately $14.6 million related to the release of valuation allowances for the use of certain capital loss carryforwards. These tax benefits were partially offset by additional current tax expense being recorded in 2007 due to an increase in Income before income taxes of $137.1 million.
During 2006, the Company utilized approximately $70.3 million of net operating loss carryforwards, the majority of which were generated during 2005. The utilization of the net operating loss carryforwards reduced current taxes payable and current tax expense for the year ended December 31, 2006. In addition, current tax expense was reduced by approximately $22.1 million related to the disposition of certain operating assets and the filing of an amended tax return during 2006. As discussed above, the Company recorded a capital loss on the spin-off of Live Nation. During 2006 the amount of capital loss carryforward and the related valuation allowance was adjusted to the final amount reported on our 2005 filed tax return.
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
The remaining federal net operating loss carryforwards of $9.5 million expires in various amounts from 2008 to 2020.
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
The Company continues to record interest and penalties related to unrecognized tax benefits in current income tax expense. The total amount of interest accrued at December 31, 2007 was $43.0 million. The total amount of unrecognized tax benefits and accrued interest and penalties at December 31, 2007 was $237.1 million and is recorded in “Other long-term liabilities” on the Company’s consolidated balance sheets. Of this total, $232.8 million represents the amount of unrecognized tax benefits and accrued interest and penalties that, if recognized, would favorably affect the effective income tax rate in future periods.

	Unrecognized	Accrued Interest	Gross Unrecognized
(In thousands)	Tax Benefits	and Penalties	Tax Benefits
Balance at January 1, 2007	$326,478	$89,692	$416,170
Increases due to tax positions taken during 2007	18,873	—	18,873
Increase due to tax positions taken in previous years	45,404	25,761	71,165
Decreases due to settlements with taxing authorities	(196,236)	(72,274)	(268,510)
Decreases due to lapse of statute of limitations	(459)	(154)	(613)

Balance at December 31, 2007	$194,060	$43,025	$237,085

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. As stated above, the Company settled several federal tax positions for the 1999 through 2004 tax years with the IRS during the year ended December 31, 2007. As a result of this settlement and other state and foreign settlements, the Company reduced its balance of unrecognized tax benefits and associated accrued interest and penalties by $268.5 million. Of this amount, $52.4 million was recorded as a decrease to current tax expense, $97.4 million as a decrease to goodwill attributable to prior acquisitions, and $118.7 million as adjustments to current and deferred tax payables and other balance sheet accounts. The IRS is currently auditing the Company’s 2005 and 2006 tax years. Substantially all material state, local, and foreign income tax matters have been concluded for years through 1999. The Company does not expect to resolve any material federal tax positions within the next twelve months.

NOTE L — SHAREHOLDERS’ EQUITY
Dividends
The Company’s Board of Directors declared quarterly cash dividends as follows.
(In millions, except per share data)

	Amount
	per
Declaration	Common			Total
Date	Share	Record Date	Payment Date	Payment
2007:
February 21, 2007	0.1875	March 31, 2007	April 15, 2007	$93.0
April 19, 2007	0.1875	June 30, 2007	July 15, 2007	93.4
July 27, 2007	0.1875	September 30, 2007	October 15, 2007	93.4
December 3, 2007	0.1875	December 31, 2007	January 15, 2008	93.4

2006:
February 14, 2006	0.1875	March 31, 2006	April 15, 2006	$95.5
April 26, 2006	0.1875	June 30, 2006	July 15, 2006	94.0
July 25, 2006	0.1875	September 30, 2006	October 15, 2006	92.4
October 25, 2006	0.1875	December 31, 2006	January 15, 2007	92.6
Share-Based Payments
The Company has granted options to purchase its common stock to employees and directors of the Company and its affiliates under various stock option plans typically at no less than the fair value of the underlying stock on the date of grant. These options are granted for a term not exceeding ten years and are forfeited, except in certain circumstances, in the event the employee or director terminates his or her employment or relationship with the Company or one of its affiliates. These options vest over a period of up to five years. All option plans contain anti-dilutive provisions that permit an adjustment of the number of shares of the Company’s common stock represented by each option for any change in capitalization.
The Company adopted the fair value recognition provisions of Statement 123(R) on January 1, 2006, using the modified-prospective-transition method. The fair value of the options is estimated using a Black-Scholes option-pricing model and amortized straight-line to expense over the vesting period. Prior to January 1, 2006, the Company accounted for its share-based payments under the recognition and measurement provisions of APB 25 and related Interpretations, as permitted by Statement 123. Under that method, when options are granted with a strike price equal to or greater than the market price on the date of issuance, there is no impact on earnings either on the date of grant or thereafter, absent certain modifications to the options. The amounts recorded as share-based payments prior to adopting Statement 123(R) primarily related to the expense associated with restricted stock awards. Under the modified-prospective-transition method, compensation cost recognized beginning in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). As permitted under the modified-prospective-transition method, results for prior periods have not been restated.
As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes, minority interest and discontinued operations for the year ended December 31, 2006 was $27.3 million lower and net income for the year ended December 31, 2006 was $17.5 million lower than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the year ended December 31, 2006 were $.04 and $.03 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25.

Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The excess tax benefit that is required to be classified as a financing cash inflow after adoption of Statement 123(R) is not material.
The following table illustrates the effect on net income and earnings per share for the year ended December 31, 2005 as if the Company had applied the fair value recognition provisions of Statement 123(R) to options granted under the Company’s stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options, excluding restricted stock awards, is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

(In thousands, except per share data)	2005
Income before discontinued operations:
Reported	$580,771

Add: Share-based payments included in reported net income, net of related tax effects	6,081
Deduct: Total share-based payments determined under fair value based method for all awards, net of related tax effects	(30,426)

Pro Forma	$556,426

Income from discontinued operations, net of tax:
Reported	$354,891

Add: Share-based payments included in reported net income, net of related tax effects	1,313
Deduct: Total share-based payments determined under fair value based method for all awards, net of related tax effects	4,067

Pro Forma	$360,271

Income before discontinued operations per common share:
Basic:
Reported	$1.06

Pro Forma	$1.02

Diluted:
Reported	$1.06

Pro Forma	$1.02

Discontinued operations, net per common share:
Basic:
Reported	$.65

Pro Forma	$.66

Diluted:
Reported	$.65

Pro Forma	$.66

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility on the Company’s stock, and other factors. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Prior to the adoption of Statement 123(R), the Company recognized forfeitures as they occurred in its Statement 123 pro forma disclosures. Beginning January 1, 2006, the Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods equal to the expected life of the option. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Expected volatility	25%	25%	25%
Expected life in years	5.5 – 7	5 – 7.5	5 – 7.5
Risk-free interest rate	4.74% – 4.81%	4.61% – 5.10%	3.76% – 4.44%
Dividend yield	1.97%	2.32% – 2.65%	1.46% – 2.36%
The following table presents a summary of the Company’s stock options outstanding at and stock option activity during the year ended December 31, 2007 (“Price” reflects the weighted average exercise price per share):

			Weighted Average	Aggregate
			Remaining	Intrinsic
(In thousands, except per share data)	Options	Price	Contractual Term	Value
Outstanding, January 1, 2007	36,175	$42.18
Granted (a)	5	38.11
Exercised (b)	(3,021)	23.10
Forfeited	(422)	32.05
Expired	(2,094)	51.67

Outstanding, December 31, 2007	30,643	43.56	2.43 years	$20,879

Exercisable	23,826	46.79	1.63 years	4,089
Expect to Vest	6,817	32.26	5.2 years	16,790

(a)	The weighted average grant date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $10.60, $7.21 and $8.01, respectively.

(b)	Cash received from option exercises for the year ended December 31, 2007 was $69.8 million, and the Company received an income tax benefit of $6.5 million relating to the options exercised during the year ended December 31, 2007. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $41.2 million, $22.2 million and $10.8 million, respectively.
A summary of the Company’s unvested options at and changes during the year ended December 31, 2007, is presented below:

		Weighted Average
		Grant Date
(In thousands, except per share data)	Options	Fair Value
Unvested, January 1, 2007	7,789	$10.77
Granted	5	10.60
Vested (a)	(556)	14.23
Forfeited	(421)	10.63

Unvested, December 31, 2007	6,817	10.80

(a)	The total fair value of shares vested during the year ended December 31, 2007 and 2006 was $7.9 million and $95.3 million, respectively.

Restricted Stock Awards
The Company has granted restricted stock awards to employees and directors of the Company and its affiliates. These common shares hold a legend which restricts their transferability for a term of up to five years and are forfeited, except in certain circumstances, in the event the employee or director terminates his or her employment or relationship with the Company prior to the lapse of the restriction. The restricted stock awards were granted out of the Company’s stock option plans. Recipients of the restricted stock awards are entitled to all cash dividends as of the date the award was granted.
The following table presents a summary of the Company’s restricted stock outstanding at and restricted stock activity during the year ended December 31, 2007 (“Price” reflects the weighted average share price at the date of grant):

(In thousands, except per share data)	Awards	Price
Outstanding, January 1, 2007	2,282	$32.64
Granted	1,161	38.07
Vested (restriction lapsed)	(53)	34.63
Forfeited	(89)	32.47

Outstanding, December 31, 2007	3,301	34.52

Subsidiary Share-Based Awards
The Company’s subsidiary, Clear Channel Outdoor Holdings, Inc. (“CCO”), grants options to purchase shares of its Class A common stock to its employees and directors and its affiliates under its incentive stock plan typically at no less than the fair market value of the underlying stock on the date of grant. These options are granted for a term not exceeding ten years and are forfeited, except in certain circumstances, in the event the employee or director terminates his or her employment or relationship with CCO or one of its affiliates. These options vest over a period of up to five years. The incentive stock plan contains anti-dilutive provisions that permit an adjustment of the number of shares of CCO’s common stock represented by each option for any change in capitalization.
Prior to CCO’s IPO, CCO did not have any compensation plans under which it granted stock awards to employees. However, the Company had granted certain of CCO’s officers and other key employees stock options to purchase shares of the Company’s common stock. All outstanding options to purchase shares of the Company’s common stock held by CCO employees were converted using an intrinsic value method into options to purchase shares of CCO Class A common stock concurrent with the closing of CCO’s IPO.
The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on implied volatilities from traded options on CCO’s stock, historical volatility on CCO’s stock, and other factors. The expected life of options granted represents the period of time that options granted are expected to be outstanding. CCO uses historical data to estimate option exercises and employee terminations within the valuation model. Prior to the adoption of Statement 123(R), the Company recognized forfeitures as they occurred in its Statement 123 pro forma disclosures. Beginning January 1, 2006, the Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods equal to the expected life of the option. The following assumptions were used to calculate the fair value of CCO’s options on the date of grant during the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Expected volatility	27%	27%	25% – 27%
Expected life in years	5.0 – 7.0	5.0 – 7.5	1.3 – 7.5
Risk-free interest rate	4.76% – 4.89%	4.58% – 5.08%	4.42% – 4.58%
Dividend yield	0%	0%	0%

The following table presents a summary of CCO’s stock options outstanding at and stock option activity during the year ended December 31, 2007 (“Price” reflects the weighted average exercise price per share):

			Weighted Average	Aggregate
			Remaining	Intrinsic
(In thousands, except per share data)	Options	Price	Contractual Term	Value
Outstanding, January 1, 2007	7,707	$23.41
Granted (a)	978	29.02
Exercised (b)	(454)	23.85
Forfeited	(71)	19.83
Expired	(624)	36.25

Outstanding, December 31, 2007	7,536	23.08	4.2 years	$40,259

Exercisable	2,915	26.82	1.6 years	$6,900
Expect to vest	4,622	20.73	5.9 years	$33,359

(a)	The weighted average grant date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $11.05, $6.76 and $6.51, respectively.

(b)	Cash received from option exercises for the year ended December 31, 2007 was $10.8 million. The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $2.0 million and $0.3 million, respectively.
A summary of CCO’s unvested options at and changes during the year ended December 31, 2007, is presented below:

		Weighted Average
		Grant Date
(In thousands, except per share data)	Options	Fair Value
Unvested, January 1, 2007	4,151	$5.78
Granted	978	11.05
Vested (a)	(436)	4.55
Forfeited	(71)	5.91

Unvested, December 31, 2007	4,622	7.01

(a)	The total fair value of shares vested during the year ended December 31, 2007 and 2006 was $2.0 million and $1.6 million, respectively.
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
The following table presents a summary of CCO’s restricted stock outstanding at and restricted stock activity during the year ended December 31, 2007 (“Price” reflects the weighted average share price at the date of grant):

In thousands, except per share data)	Awards	Price
Outstanding, January 1, 2007	217	$18.84
Granted	293	29.02
Vested (restriction lapsed)	(10)	18.37
Forfeited	(9)	20.48

Outstanding, December 31, 2007	491	24.57

Unrecognized share-based compensation cost
As of December 31, 2007, there was $89.8 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately three years.
Share Repurchase Programs
The Company’s Board of Directors approved six separate share repurchase programs during 2004, 2005 and 2006 for an aggregate $5.3 billion. The Company had repurchased an aggregate 130.9 million shares for $4.3 billion, including commission and fees, under all six share repurchase programs as of December 31, 2006, with $1.0 billion remaining available. No shares were repurchased during the year ended December 31, 2007. The final $1.0 billion share repurchase program expired on September 6, 2007.
Shares Held in Treasury
Included in the 157,744 and 114,449 shares held in treasury are 42,677 and 14,449 shares that the Company holds in Rabbi Trusts at December 31, 2007 and 2006, respectively, relating to the Company’s non-qualified deferred compensation plan. No shares were retired from the Company’s shares held in treasury account during the year ended December 31, 2007 and 46.7 million shares were retired from the Company’s shares held in treasury account during the year ended December 31, 2006.
Reconciliation of Earnings per Share

(In thousands, except per share data)	2007	2006	2005
NUMERATOR:
Income before discontinued operations	$772,146	$620,005	$580,771
Income from discontinued operations, net	166,361	71,512	354,891

Net income	938,507	691,517	935,662

Effect of dilutive securities:
None	—	—	—

Numerator for net income per common share — diluted	$938,507	$691,517	$935,662

DENOMINATOR:
Weighted average common shares	494,347	500,786	545,848

Effect of dilutive securities:
Stock options and common stock warrants (a)	1,437	853	1,303

Denominator for net income per common share — diluted	495,784	501,639	547,151

Net income per common share:
Income before discontinued operations — Basic	$1.56	$1.24	$1.06
Discontinued operations — Basic	.34	.14	.65

Net income — Basic	$1.90	$1.38	$1.71

Income before discontinued operations — Diluted	$1.56	$1.24	$1.06
Discontinued operations — Diluted	.33	.14	.65

Net income — Diluted	$1.89	$1.38	$1.71

(a)	22.2 million, 24.2 million and 27.0 million stock options were outstanding at December 31, 2007, 2006 and 2005, respectively, that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive as the respective options’ strike price was greater than the current market price of the shares.

NOTE M — EMPLOYEE STOCK AND SAVINGS PLANS
The Company has various 401(k) savings and other plans for the purpose of providing retirement benefits for substantially all employees. Both the employees and the Company make contributions to the plan. The Company matches a portion of an employee’s contribution. Company matched contributions vest to the employees based upon their years of service to the Company. Contributions from continuing operations to these plans of $39.1 million, $36.2 million and $35.3 million were charged to expense for 2007, 2006 and 2005, respectively.
The Company has a non-qualified employee stock purchase plan for all eligible employees. Under the plan, shares of the Company’s common stock may be purchased at 95% of the market value on the day of purchase. The Company changed its discount from market value offered to participants under the plan from 15% to 5% in July 2005. Employees may purchase shares having a value not exceeding 10% of their annual gross compensation or $25,000, whichever is lower. During 2006 and 2005, employees purchased 144,444 and 222,789 shares at weighted average share prices of $28.56 and $28.79, respectively. Effective January 1, 2007 the Company no longer accepts contributions to this plan as a condition of its Merger Agreement.
The Company offers a non-qualified deferred compensation plan for highly compensated executives allowing deferrals up to 50% of their annual salary and up to 80% of their bonus before taxes. The Company does not match any deferral amounts and retains ownership of all assets until distributed. Participants in the plan have the opportunity to choose from different investment options. In accordance with the provisions of EITF No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested, the assets and liabilities of the non-qualified deferred compensation plan are presented in “Other assets” and “Other long-term liabilities” in the accompanying consolidated balance sheets, respectively. The asset under the deferred compensation plan at December 31, 2007 and 2006 was approximately $39.5 million and $32.0 million, respectively. The liability under the deferred compensation plan at December 31, 2007 and 2006 was approximately $40.9 million and $32.5 million, respectively.
NOTE N — OTHER INFORMATION

	For the year ended December 31,
(In thousands)	2007	2006	2005
The following details the components of “Other income (expense) — net”:
Foreign exchange gain (loss)	$6,743	$(8,130)	$7,550
Other	(1,417)	(463)	3,466

Total other income (expense) — net	$5,326	$(8,593)	$11,016

The following details the income tax expense (benefit) on items of other comprehensive income (loss):
Foreign currency translation adjustments	$(16,233)	$(22,012)	$187,216
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss)	$(5,155)	$(37,091)	$(29,721)
Unrealized gain (loss) on cash flow derivatives	$(1,035)	$46,662	$34,711

	As of December 31,
(In thousands)	2007	2006
The following details the components of “Other current assets”:
Inventory	$27,900	$23,062
Deferred tax asset	20,854	19,246
Deposits	27,696	37,234
Other prepayments	90,631	85,180
Other	76,167	79,381

Total other current assets	$243,248	$244,103

	As of December 31,
(In thousands)	2007	2006
The following details the components of “Accumulated other comprehensive income (loss)”:
Cumulative currency translation adjustment	$314,282	$225,459
Cumulative unrealized gain on investments	67,693	76,105
Cumulative unrealized gain on cash flow derivatives	1,723	3,411

Total accumulated other comprehensive income (loss)	$383,698	$304,975

NOTE O — SEGMENT DATA
The Company’s reportable operating segments are radio broadcasting, Americas outdoor advertising and international outdoor advertising. Revenue and expenses earned and charged between segments are recorded at fair value and eliminated in consolidation. The radio broadcasting segment also operates various radio networks. The Americas outdoor advertising segment consists of our operations primarily in the United States, Canada and Latin America, with approximately 93% of its 2007 revenue in this segment derived from the United States. The international outdoor segment includes operations in Europe, Asia, Africa and Australia. The Americas and international display inventory consists primarily of billboards, street furniture displays and transit displays. The other category includes our television business and our media representation firm, as well as other general support services and initiatives which are ancillary to our other businesses. Share-based payments are recorded by each segment in direct operating and selling, general and administrative expenses.

					Corporate, merger
		Americas	International		and gain on
	Radio	Outdoor	Outdoor		disposition of
(In thousands)	Broadcasting	Advertising	Advertising	Other	assets - net	Eliminations	Consolidated
2007
Revenue	$3,439,247	$1,485,058	$1,796,778	$222,698	$—	$(126,872)	$6,816,909
Direct operating expenses	949,871	590,563	1,144,282	85,858	—	(63,320)	2,707,254
Selling, general and administrative expenses	1,141,989	226,448	311,546	101,871	—	(63,552)	1,718,302
Depreciation and amortization	105,372	189,853	209,630	43,823	16,242	—	564,920
Corporate expenses	—	—	—	—	181,504	—	181,504
Merger expenses	—	—	—	—	6,762	—	6,762
Gain on disposition of assets — net	—	—	—	—	14,389	—	14,389

Operating income (loss)	$1,242,015	$478,194	$131,320	$(8,854)	$(190,119)	$—	$1,652,556

Intersegment revenues	$44,666	$13,733	$—	$68,473	$—	$—	$126,872
Identifiable assets	$11,492,884	$2,878,753	$2,606,130	$750,147	$345,404	$—	$18,073,318
Capital expenditures	$79,674	$142,826	$132,864	$—	$6,678	$—	$362,042
Share-based payments	$22,226	$7,932	$1,701	$—	$12,192	$—	$44,051

					Corporate and
		Americas	International		gain on
	Radio	Outdoor	Outdoor		disposition of
(In thousands)	Broadcasting	Advertising	Advertising	Other	assets - net	Eliminations	Consolidated
2006
Revenue	$3,438,141	$1,341,356	$1,556,365	$242,846	$—	$(121,273)	$6,457,435
Direct operating expenses	961,385	534,365	980,477	89,946	—	(59,456)	2,506,717
Selling, general and administrative expenses	1,132,333	207,326	279,668	103,867	—	(61,817)	1,661,377
Depreciation and amortization	118,717	178,970	228,760	48,162	19,161	—	593,770
Corporate expenses	—	—	—	—	196,319	—	196,319
Merger expenses	—	—	—	—	7,633	—	7,633
Gain on disposition of assets — net	—	—	—	—	71,718	—	71,718

Operating income (loss)	$1,225,706	$420,695	$67,460	$871	$(151,395)	$—	$1,563,337

Intersegment revenues	$40,119	$10,536	$—	$70,618	$—	$—	$121,273
Identifiable assets	$11,638,011	$2,820,737	$2,401,924	$712,944	$360,440	$—	$17,934,056
Capital expenditures	$91,577	$90,495	$143,387	$—	$6,990	$—	$332,449
Share-based payments	$25,237	$4,699	$1,312	$1,656	$9,126	$—	$42,030

2005
Revenue	$3,254,165	$1,216,382	$1,449,696	$212,551	$—	$(113,765)	$6,019,029
Direct operating expenses	891,692	489,826	915,086	88,554	—	(59,246)	2,325,912
Selling, general and administrative expenses	1,088,106	186,749	291,594	92,114	—	(54,519)	1,604,044
Depreciation and amortization	119,754	180,559	220,080	45,982	18,858	—	585,233
Corporate expenses	—	—	—	—	167,088	—	167,088
Gain on disposition of assets — net	—	—	—	—	49,663	—	49,663

Operating income (loss)	$1,154,613	$359,248	$22,936	$(14,099)	$(136,283)	$—	$1,386,415

Intersegment revenues	$36,656	$8,181	$—	$68,928	$—	$—	$113,765
Identifiable assets	$11,534,383	$2,531,426	$2,125,470	$798,071	$770,169	$—	$17,759,519
Capital expenditures	$80,942	$73,084	$135,072	$—	$8,945	$—	$298,043
Share-based payments	$212	$—	$—	$—	$5,869	$—	$6,081
Revenue of $1.9 billion, $1.7 billion and $1.5 billion and identifiable assets of $2.9 billion, $2.7 billion and $2.2 billion derived from the Company’s foreign operations are included in the data above for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE P — QUARTERLY RESULTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	March 31,		June 30,		September 30,		December 31,
	2007	2006	2007	2006	2007	2006	2007	2006
Revenue	$1,481,618	$1,364,627	$1,774,240	$1,684,820	$1,724,157	$1,637,165	$1,836,894	$1,770,823
Operating expenses:
Direct operating expenses	621,550	576,005	669,987	616,217	683,097	636,291	732,620	678,204
Selling, general and administrative expenses	405,706	393,039	436,120	430,430	420,035	404,829	456,441	433,079
Depreciation and amortization	138,093	140,808	141,087	147,887	139,762	146,894	145,978	158,181
Corporate expenses	48,149	40,507	43,044	48,239	47,040	48,486	43,271	59,087
Merger expenses	1,686	—	2,684	—	2,002	—	390	7,633
Gain (loss) on disposition of assets — net	6,951	48,400	4,090	825	(569)	9,156	3,917	13,337

Operating income	273,385	262,668	485,408	442,872	431,652	409,821	462,111	447,976
Interest expense	118,077	114,376	116,422	123,298	113,026	128,276	104,345	118,113
Gain (loss) on marketable securities	395	(2,324)	(410)	(1,000)	676	5,396	6,081	234
Equity in earnings of nonconsolidated affiliates	5,263	6,909	11,435	9,715	7,133	8,681	11,345	12,540
Other income (expense) — net	(12)	(648)	340	(4,609)	(1,403)	(601)	6,401	(2,735)

Income before income taxes minority interest and discontinued operations	160,954	152,229	380,351	323,680	325,032	295,021	381,593	339,902
Income tax expense	66,402	62,729	157,884	133,738	66,248	121,744	138,219	140,689
Minority interest income (expense) — net	(276)	779	(14,970)	(13,736)	(11,961)	(3,674)	(19,824)	(15,296)

Income before discontinued operations	94,276	90,279	207,497	176,206	246,823	169,603	223,550	183,917
Discontinued operations	7,946	6,535	28,493	21,282	32,913	16,268	97,009	27,427

Net income	$102,222	$96,814	$235,990	$197,488	$279,736	$185,871	$320,559	$211,344

Net income per common share:
Basic:
Income before discontinued operations	$.19	$.18	$.42	$.35	$.50	$.34	$.45	$.37
Discontinued operations	.02	.01	.06	.04	.07	.04	.20	.06

Net income	$.21	$.19	$.48	$.39	$.57	$.38	$.65	$.43

Diluted:
Income before discontinued operations	$.19	$.18	$.42	$.35	$.50	$.34	$.45	$.37
Discontinued operations	.02	.01	.06	.04	.06	.04	.20	.06

Net income	$.21	$.19	$.48	$.39	$.56	$.38	$.65	$.43

Dividends declared per share	$.1875	$.1875	$.1875	$.1875	$.1875	$.1875	$.1875	$.1875
Stock price:
High	$37.55	$32.84	$38.58	$31.54	$38.24	$31.64	$38.02	$35.88
Low	34.45	27.82	34.90	27.34	33.51	27.17	32.02	28.83
The Company’s Common Stock is traded on the New York Stock Exchange under the symbol CCU.

NOTE Q — SUBSEQUENT EVENTS
On January 15, 2008, the Company redeemed its 4.625% Senior Notes at their maturity for $500.0 million plus accrued interest with proceeds from its bank credit facility.
On January 17, 2008, the Company entered into an agreement to sell its 50% interest in Clear Channel Independent, a South African outdoor advertising company, for approximately $127.0 million based on the closing price of the acquirer’s shares on the date of announcement. As of December 31, 2007, $54.2 million is recorded in “Investments in and advances to, nonconsolidated affiliates” on the Company’s consolidated balance sheet related to this investment. The closing of the transaction is subject to regulatory approval and other customary closing conditions.
Through February 13, 2008, the Company executed definitive asset purchase agreements for the sale of 12 radio stations in addition to the radio stations under definitive asset purchase agreements at December 31, 2007. The closing of these sales is subject to antitrust clearances, FCC approval and other customary closing conditions. The Company also completed the sales of 57 radio stations for total consideration of approximately $74.8 million it had under definitive asset purchase agreements at December 31, 2007.
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable

ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that material information relating to Clear Channel Communications, Inc. (the “Company”), including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.
Based on their evaluation as of December 31, 2007, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
As of December 31, 2007, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2007, based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm. “
There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Clear Channel Communications, Inc.
We have audited Clear Channel Communications Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Clear Channel Communications, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Clear Channel Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Clear Channel Communications, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Clear Channel Communications, Inc. and subsidiaries and our report dated February 14, 2008 expressed an unqualified opinion thereon.
/s/ERNST & YOUNG LLP
San Antonio, TX
February 14, 2008
ITEM 9B. Other Information
Not Applicable

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
     We believe that one of our most important assets is our experienced management team. With respect to our operations, managers are responsible for the day-to-day operation of their respective location. We believe that the autonomy of our management enables us to attract top quality managers capable of implementing our marketing strategy and reacting to competition in the local markets. Most of our managers have options to purchase our common stock or restricted stock. As an additional incentive, a portion of each manager’s compensation is related to the performance of the profit centers for which he or she is responsible. In an effort to monitor expenses, corporate management routinely reviews staffing levels and operating costs. Combined with the centralized financial functions, this monitoring enables us to control expenses effectively. Corporate management also advises local managers on broad policy matters and is responsible for long-range planning, allocating resources and financial reporting and controls.
     The information required by this item with respect to our code of ethics, the directors and nominees for election to our Board of Directors is incorporated by reference to the information set forth in our Definitive Proxy Statement, expected to be filed with the Securities and Exchange Commission within 120 days of our fiscal year end.
     The following information is submitted with respect to our executive officers as of February 13, 2008:

	Age on
	February 13,		Officer
Name	2008	Position	Since
L. Lowry Mays	72	Chairman of the Board	1972
Mark P. Mays	44	Chief Executive Officer	1989
Randall T. Mays	42	President/Chief Financial Officer	1993
Herbert W. Hill, Jr.	49	Senior Vice President/Chief Accounting Officer	1989
Paul Meyer	65	Global President and Chief Operating Officer – Clear Channel Outdoor	1997
John Hogan	51	President/Chief Executive Officer – Clear Channel Radio	2002
Andrew Levin	45	Executive Vice President/Chief Legal Officer and Secretary	2004
     The officers named above serve until the next Board of Directors meeting immediately following the Annual Meeting of Shareholders.
     Mr. L. Mays is our founder and was our Chairman and Chief Executive Officer from February 1997 to October 2004. Since that time, Mr. L. Mays has served as our Chairman of the Board. He has been one of our directors since our inception. Mr. L. Mays is the father of Mark P. Mays, our Chief Executive Officer, and Randall T. Mays, our President/Chief Financial Officer.
     Mr. M. Mays was our President and Chief Operating Officer from February 1997 until his appointment as our President and Chief Executive Officer in October 2004. He relinquished his duties as President in February 2006. He has been one of our directors since May 1998. Mr. M. Mays is the son of L. Lowry Mays, our Chairman of the Board and the brother of Randall T. Mays, our President/Chief Financial Officer.
     Mr. R. Mays was appointed Executive Vice President and Chief Financial Officer in February 1997 and was appointed as our Secretary in April 2003. He relinquished his duties as Secretary in 2004. He was appointed our President in February 2006. Mr. R. Mays is the son of L. Lowry Mays our Chairman of the Board and the brother of Mark P. Mays, our Chief Executive Officer.
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
ITEM 11. Executive Compensation
     The information required by this item is incorporated by reference to the information set forth in our Definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item is incorporated by reference to our Definitive Proxy Statement expected to be filed within 120 days of our fiscal year end.
ITEM 13. Certain Relationships and Related Transactions and Director Independence
     The information required by this item is incorporated by reference to our Definitive Proxy Statement expected to be filed within 120 days of our fiscal year end.
ITEM 14. Principal Accounting Fees and Services
     The information required by this item is incorporated by reference to our Definitive Proxy Statement expected to be filed within 120 days of our fiscal year end.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
(a)1. Financial Statements.
The following consolidated financial statements are included in Item 8.
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005.
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2007,
2006 and 2005.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005.
Notes to Consolidated Financial Statements
(a)2. Financial Statement Schedule.
The following financial statement schedule for the years ended December 31, 2007, 2006 and 2005 and related report of independent auditors is filed as part of this report and should be read in conjunction with the consolidated financial statements.
Schedule II Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts
(In thousands)

		Charges
	Balance at	to Costs,	Write-off			Balance
	Beginning	Expenses	of Accounts			at end of
Description	of period	and other	Receivable	Other		Period
Year ended December 31, 2005	$45,909	$34,260	$32,719	$(1,869)	(1)	$45,581

Year ended December 31, 2006	$45,581	$34,627	$26,007	$1,867	(1)	$56,068

Year ended December 31, 2007	$56,068	$38,615	$38,711	$3,197	(1)	$59,169

(1)	Primarily foreign currency adjustments.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Deferred Tax Asset Valuation Allowance
(In thousands)

		Charges
	Balance at	to Costs,			Balance
	Beginning	Expenses			at end of
Description	of period	and other	Utilization (1)	Adjustments (2)	Period
Year ended December 31, 2005	$—	$—	$—	$571,154	$571,154

Year ended December 31, 2006	$571,154	$—	$—	$(17,756)	$553,398

Year ended December 31, 2007	$553,398	$—	$77,738	$41,262	$516,922

(1)	During 2007 the Company utilized capital loss carryforwards to offset the capital gains generated in both continuing and discontinued operations from the disposition of primarily broadcast assets. The related valuation allowance was released as a result of the capital loss carryforward utilization.

(2)	Related to a valuation allowance for the capital loss carryforward recognized during 2005 as a result of the spin-off of Live Nation. During 2006 the amount of capital loss carryforward and the related valuation allowance were adjusted to the final amount reported on our 2005 filed tax return. During 2007 the amount of capital loss carryforward and the related valuation allowance were adjusted due to the impact of settlements of various matters with the Internal Revenue Service for the 1999-2004 tax years.

(a)3. Exhibits.

Exhibit
Number	Description
2.1	Agreement and Plan of Merger among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC and Clear Channel Communications, Inc., dated as of November 16, 2006 (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated November 16, 2006).

2.2	Amendment No. 1, dated April 18, 2007, to the Agreement and Plan of Merger, dated as of November 16, 2006, by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC and Clear Channel Communications, Inc. (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated April 18, 2007).

2.3	Amendment No. 2, dated May 17, 2007, to the Agreement and Plan of Merger, dated as of November 16, 2006, by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, BT Triple Crown Holdings III, Inc. and Clear Channel Communications, Inc., as amended (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated May 18, 2007).

2.4	Asset Purchase Agreement dated April 20, 2007, between Clear Channel Broadcasting, Inc., ABO Broadcasting Operations, LLC, Ackerley Broadcasting Fresno, LLC, AK Mobile Television, Inc., Bel Meade Broadcasting, Inc., Capstar Radio Operating Company, Capstar TX Limited Partnership, CCB Texas Licenses, L.P., Central NY News, Inc., Citicasters Co., Clear Channel Broadcasting Licenses, Inc., Clear Channel Investments, Inc. and TV Acquisition LLC (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated April 26, 2007).

3.1	Current Articles of Incorporation of the Company (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-3 (Reg. No. 333-33371) dated September 9, 1997).

3.2	Seventh Amended and Restated Bylaws of the Company, as amended.

3.3	Amendment to the Company’s Articles of Incorporation (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Second Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

3.5	Third Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000).

4.1	Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B.J. McCombs, John M. Schaefer and John W. Barger, dated August 3, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.2	Waiver and Second Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated August 17, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.3	Waiver and Third Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated July 26, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.4	Waiver and Fourth Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated September 27, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

Exhibit
Number	Description

4.5	Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B. J. McCombs, John M. Schaefer and John W. Barger, dated May 31, 1977 (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-1 (Reg. No. 33-289161) dated April 19, 1984).

4.6	Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

4.7	Second Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

4.8	Third Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

4.9	Ninth Supplemental Indenture dated September 12, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

4.10	Eleventh Supplemental Indenture dated January 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.11	Twelfth Supplemental Indenture dated March 17, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated March 18, 2003).

4.12	Thirteenth Supplemental Indenture dated May 1, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated May 2, 2003).

4.13	Fourteenth Supplemental Indenture dated May 21, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated May 22, 2003).

4.14	Sixteenth Supplemental Indenture dated December 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated December 10, 2003).

4.15	Seventeenth Supplemental Indenture dated September 15, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated September 15, 2004).

Exhibit
Number	Description
4.16	Eighteenth Supplemental Indenture dated November 22, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated November 17, 2004).

4.17	Nineteenth Supplemental Indenture dated December 13, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated December 13, 2004).

4.18	Twentieth Supplemental Indenture dated March 21, 2006, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated March 21, 2006).

4.19	Twenty-first Supplemental Indenture dated August 15, 2006, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated August 16, 2006).

10.1	Clear Channel Communications, Inc. 1994 Incentive Stock Option Plan (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-8 dated November 20, 1995).

10.2	Clear Channel Communications, Inc. 1994 Nonqualified Stock Option Plan (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-8 dated November 20, 1995).

10.3	The Clear Channel Communications, Inc. 1998 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive 14A Proxy Statement dated March 24, 1998).

10.4	The Clear Channel Communications, Inc. 2000 Employee Stock Purchase Plan (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.5	The Clear Channel Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive 14A Proxy Statement dated March 20, 2001).

10.6	Form of 2001 Stock Incentive Plan Stock Option Agreement for a Stock Option with a Ten Year Term (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated January 12, 2005).

10.7	Form of 2001 Stock Incentive Plan Stock Option Agreement for a Stock Option with a Seven Year Term (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated January 12, 2005).

10.8	Form of 2001 Stock Incentive Plan Restricted Stock Award Agreement (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated January 12, 2005).

10.9	Registration Rights Agreement dated as of October 2, 1999, among Clear Channel and Hicks, Muse, Tate & Furst Equity Fund II, L.P., HM2/HMW, L.P., HM2/Chancellor, L.P., HM4/Chancellor, L.P., Capstar Broadcasting Partners, L.P., Capstar BT Partners, L.P., Capstar Boston Partners, L.L.C., Thomas O. Hicks, John R. Muse, Charles W. Tate, Jack D. Furst, Michael J. Levitt, Lawrence D. Stuart, Jr., David B Deniger and Dan H. Blanks (incorporated by reference to Annex C to Clear Channel Communications, Inc.’s, Registration Statement on Form S-4 (Reg. No. 333-32532) dated March 15,2000).

Exhibit
Number	Description

10.10	Employment Agreement by and between Clear Channel Communications, Inc. and Paul Meyer dated August 5, 2005 (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated August 5, 2005).

10.11	Employment Agreement by and between Clear Channel Communications, Inc. and John Hogan dated February 18, 2004 (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K filed March 15, 2004).

10.12	Credit agreement among Clear Channel Communications, Inc., Bank of America, N.A., as Administrative Agent, Offshore Sub-Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, as Syndication Agent, and certain other lenders dated July 13, 2004 (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K filed September 17, 2004).

10.13	Amended and Restated Employment Agreement, dated April 24, 2007, by and between L. Lowry Mays and Clear Channel Communications, Inc. (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K filed May 1, 2007).

10.14	Amended and Restated Employment Agreement, dated April 24, 2007, by and between Mark P. Mays and Clear Channel Communications, Inc. (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K filed May 1, 2007).

10.15	Amended and Restated Employment Agreement, dated April 24, 2007, by and between Randall T. Mays and Clear Channel Communications, Inc. (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K filed May 1, 2007).

11	Statement re: Computation of Per Share Earnings.

12	Statement re: Computation of Ratios.

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP.

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Company has not filed long-term debt instruments of its subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 13, 2008.

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

Name	Title	Date

/S/ L. Lowry Mays	Chairman of the Board	February 13, 2008
L. Lowry Mays

/S/ Mark P. Mays	Chief Executive Officer and Director	February 13, 2008
Mark P. Mays

/S/ Randall T. Mays	President and Chief Financial Officer	February 13, 2008
Randall T. Mays	(Principal Financial Officer) and Director

/S/ Herbert W. Hill, Jr.	Senior Vice President and Chief Accounting	February 13, 2008
Herbert W. Hill, Jr.	Officer (Principal Accounting Officer)

/S/ Alan D. Feld	Director	February 13, 2008
Alan D. Feld

/S/ Perry J. Lewis	Director	February 13, 2008
Perry J. Lewis

/S/ B. J. McCombs	Director	February 13, 2008
B. J. McCombs

Name	Title	Date

/S/ Phyllis Riggins	Director	February 13, 2008
Phyllis Riggins

/S/ Theodore H. Strauss	Director	February 13, 2008
Theodore H. Strauss

/S/ J.C. Watts	Director	February 13, 2008
J. C. Watts

/S/ John H. Williams	Director	February 13, 2008
John H. Williams

/S/ John B. Zachry	Director	February 13, 2008
John B. Zachry