Form 10-Q
period 2008-03-31
CLEAR CHANNEL COMMUNICATIONS INC
filed 2008-05-09
CIK 739708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
Commission file number 1-9645
CLEAR CHANNEL COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Texas (State of Incorporation)	74-1787539 (I.R.S. Employer Identification No.)

200 East Basse Road San Antonio, Texas (Address of principal executive offices)	78209 (Zip Code)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2008

Common Stock, $.10 par value	497,883,965

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

PART I
Item 1. UNAUDITED FINANCIAL STATEMENTS
CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$602,112	$145,148
Accounts receivable, net of allowance of $62,791 in 2008 and $59,169 in 2007	1,681,514	1,693,218
Prepaid expenses	125,387	116,902
Other current assets	270,306	243,248
Current assets from discontinued operations	—	96,067

Total Current Assets	2,679,319	2,294,583

PROPERTY, PLANT AND EQUIPMENT
Land, buildings and improvements	851,555	840,832
Structures	3,947,728	3,901,941
Towers, transmitters and studio equipment	586,804	600,315
Furniture and other equipment	526,518	527,714
Construction in progress	128,128	119,260

	6,040,733	5,990,062
Less accumulated depreciation	2,965,992	2,939,698

	3,074,741	3,050,364

Property, plant and equipment from discontinued operations, net	15,487	164,724

INTANGIBLE ASSETS
Definite-lived intangibles, net	489,542	485,870
Indefinite-lived intangibles – licenses	4,213,262	4,201,617
Indefinite-lived intangibles – permits	252,576	251,988
Goodwill	7,268,059	7,210,116

Intangible assets from discontinued operations, net	31,889	219,722

OTHER ASSETS
Notes receivable	11,630	12,388
Investments in, and advances to, nonconsolidated affiliates	296,481	346,387
Other assets	361,281	303,791
Other investments	351,216	237,598
Other assets from discontinued operations	7,728	26,380

Total Assets	$19,053,211	$18,805,528

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY
(In thousands)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
CURRENT LIABILITIES
Accounts payable	$129,458	$165,533
Accrued expenses	832,155	912,665
Accrued interest	75,979	98,601
Accrued income taxes	148,833	79,973
Current portion of long-term debt	869,631	1,360,199
Deferred income	242,861	158,893
Current liabilities from discontinued operations	—	37,413

Total Current Liabilities	2,298,917	2,813,277

Long-term debt	5,072,000	5,214,988
Other long-term obligations	167,775	127,384
Deferred income taxes	830,937	793,850
Other long-term liabilities	560,945	567,848
Long-term liabilities from discontinued operations	—	54,330

Minority interest	460,728	436,360
Commitments and contingent liabilities (Note 5)

SHAREHOLDERS’ EQUITY
Common Stock	49,817	49,808
Additional paid-in capital	26,871,648	26,858,079
Retained deficit	(17,689,490)	(18,489,143)
Accumulated other comprehensive income	436,544	383,698
Cost of shares held in treasury	(6,610)	(4,951)

Total Shareholders’ Equity	9,661,909	8,797,491

Total Liabilities and Shareholders’ Equity	$19,053,211	$18,805,528

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Revenue	$1,564,207	$1,505,077
Operating expenses:
Direct operating expenses (includes share based payments of $3,604 and $3,000 in 2008 and 2007, respectively, and excludes depreciation and amortization)	705,947	627,879
Selling, general and administrative expenses (includes share based payments of $3,135 and $2,831 in 2008 and 2007, respectively, and excludes depreciation and amortization)	426,381	416,319
Depreciation and amortization	152,278	139,685
Corporate expenses (includes share based payments of $2,851 and $2,414 in 2008 and 2007, respectively, and excludes depreciation and amortization)	46,303	48,150
Merger expenses	389	1,686
Gain on disposition of assets – net	2,097	6,947

Operating income	235,006	278,305
Interest expense	100,003	118,077
Gain on marketable securities	6,526	395
Equity in earnings of nonconsolidated affiliates	83,045	5,264
Other income (expense) – net	11,787	(12)

Income before income taxes, minority interest and discontinued operations	236,361	165,875
Income tax benefit (expense):
Current	(23,833)	(32,359)
Deferred	(42,748)	(38,107)

Income tax benefit (expense)	(66,581)	(70,466)
Minority interest expense, net of tax	8,389	276

Income before discontinued operations	161,391	95,133
Income from discontinued operations, net	638,262	7,089

Net income	$799,653	$102,222

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	57,967	8,751
Unrealized holding gain (loss) on marketable securities	(5,121)	(6,959)

Comprehensive income	$852,499	$104,014

Net income per common share:
Income before discontinued operations – Basic	$.33	$.19
Discontinued operations – Basic	1.29	.02

Net income – Basic	$1.62	$.21

Weighted average common shares – Basic	494,749	493,843
Income before discontinued operations – Diluted	$.32	$.19
Discontinued operations – Diluted	1.29	.02

Net income – Diluted	$1.61	$.21

Weighted average common shares — Diluted	496,388	494,868
Dividends declared per share	$—	$.1875
See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$799,653	$102,222
(Income) loss from discontinued operations, net	(638,262)	(7,089)

	161,391	95,133

Reconciling items:
Depreciation and amortization	152,278	139,685
Deferred taxes	42,748	38,107
(Gain) loss on disposal of assets	(2,097)	(6,947)
(Gain) loss forward exchange contract	(13,342)	2,962
(Gain) loss on trading securities	6,816	(3,358)
Provision for doubtful accounts	10,332	9,049
Share-based compensation	9,590	8,245
Equity in earnings of nonconsolidated affiliates	(83,046)	(5,264)
Other reconciling items — net	11,724	1,047
Changes in operating assets and liabilities:
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	71,378	42,804

Net cash provided by operating activities	367,772	321,463
Cash flows from investing activities:
Decrease (increase) in notes receivable — net	(735)	42
Decrease (increase) in investments in and advances to nonconsolidated affiliates — net	18,376	5,911
Sales (purchases) of investments	487	(393)
Purchases of property, plant and equipment	(93,693)	(64,986)
Proceeds from disposal of assets	11,345	13,078
Acquisition of operating assets, net of cash acquired	(83,897)	(12,189)
Decrease (increase) in other — net	(6,140)	(12,484)

Net cash used in investing activities	(154,257)	(71,021)
Cash flows from financing activities:
Draws on credit facilities	700,089	252,881
Payments on credit facilities	(862,850)	(239,582)
Payments on long-term debt	(503,017)	(260,416)
Proceeds from exercise of stock options, stock purchase plan, common stock warrants and other	5,953	56,555
Payments for purchase of common shares	(1,257)	—
Dividends paid	(93,367)	(92,603)

Net cash used in financing activities	(754,449)	(283,165)
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities	(88,121)	16,685
Net cash provided by investing activities	1,086,019	9,228
Net cash provided by (used in) financing activities	—	—

Net cash provided by discontinued operations	997,898	25,913

Net (decrease) increase in cash and cash equivalents	456,964	(6,810)

Cash and cash equivalents at beginning of period	145,148	116,000

Cash and cash equivalents at end of period	$602,112	$109,190

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1: BASIS OF PRESENTATION AND NEW ACCOUNTING STANDARDS
          Preparation of Interim Financial Statements
The consolidated financial statements were prepared by Clear Channel Communications, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K.
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
          Merger Update
The Company’s shareholders approved the adoption of the Merger Agreement, as amended, with a group led by Thomas H. Lee Partners, L.P. and Bain Capital Partners, LLC (the “Sponsors”) on September 25, 2007. The Company anticipated the merger would close by the end of the first quarter of 2008. However, on March 26, 2008, the Company, joined by CC Media Holdings, Inc., a unit of the Sponsors, sued the banks who had committed to financing the debt connected to the merger for tortious interference. A trial date is set for June 2, 2008. The Company is unable to estimate a closing date at this time and is not certain that a closing will occur.
          Certain Reclassifications
The historical financial statements and footnote disclosures have been revised to exclude amounts related to the Company’s television business and certain radio stations as discussed below.
          Discontinued Operations and Assets Held for Sale
Sale of non-core radio stations
On November 16, 2006, the Company announced plans to sell 448 non-core radio stations. The merger is not contingent on the sales of these stations, and the sales of these stations are not contingent on the closing of the Company’s merger discussed above. During the first quarter of 2008, the Company revised its plans to sell 173 of these stations because it determined that market conditions were not advantageous to complete the sales. The Company intends to hold and operate these stations. Of these, 145 were classified as discontinued operations at December 31, 2007. At March 31, 2008, these 145 non-core stations no longer meet the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“Statement 144”) for classification as discontinued operations. Therefore, the assets, results of operations and cash flows from these 145 stations were reclassified to continuing operations in the Company’s consolidated financial statements as of and for the period ended March 31, 2008, for the period ended March 31, 2007 and as of December 31, 2007. As a result of the reclassification, the Company recorded a $6.6 million charge to depreciation and amortization expense for depreciation and amortization that would have been recognized had the 145 stations been continuously classified as continuing operations.
The Company has 20 non-core radio stations that are no longer under a definitive asset purchase agreement as of March 31, 2008. However, the Company continues to actively market these radio stations and they continue to meet the criteria in Statement 144 for classification as discontinued operations. Therefore, the assets, results of operations and cash flows from these stations remain classified as discontinued operations in the Company’s consolidated financial statements as of and for the period ended March 31, 2008, for the period ended March 31, 2007 and as of December 31, 2007.

The following table presents the activity related to the Company’s planned divestitures of radio stations:

Total radio stations announced as being marketed for sale on November 16, 2006	448
Total radio stations no longer being marketed for sale	(173)

Adjusted number of radio stations being marketed for sale (“Non-core” radio stations)	275
Non-core radio stations sold through March 31, 2008	(223)

Remaining non-core radio stations at March 31, 2008 classified as discontinued operations	52
Non-core radio stations under definitive asset purchase agreements	(32)

Non-core radio stations being marketed for sale	20

Sale of other radio stations
In addition to its non-core stations, the Company had definitive asset purchase agreements for 8 stations at March 31, 2008.
The Company determined that each of the radio station markets represents disposal groups. Consistent with the provisions of Statement 144, the Company classified these assets that are subject to transfer under the definitive asset purchase agreements as discontinued operations as of and for the period ended March 31, 2008, for the period ended March 31, 2007 and as of December 31, 2007. Accordingly, depreciation and amortization associated with these assets was discontinued. Additionally, the Company determined that these assets comprise operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. As of March 31, 2008, the Company determined that the estimated fair value less costs to sell attributable to these assets was in excess of the carrying value of their related net assets held for sale.
Sale of the television business
On March 14, 2008, the Company announced it had completed the sale of its television business to Newport Television, LLC for $1.0 billion, adjusted for certain items including proration of expenses and adjustments for working capital. As a result, the Company recorded a gain of $666.7 million as a component of “Income from discontinued operations, net” in its consolidated statement of operations during the quarter ended March 31, 2008. Additionally, net income and cash flows from the television business were classified as discontinued operations in the consolidated statements of operations and the consolidated statements of cash flows, respectively, in 2008 through the date of sale and the first quarter of 2007. The net assets related to the television business were classified as discontinued operations as of December 31, 2007.
Summarized Financial Information of Discontinued Operations
Summarized operating results of discontinued operations for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months
(In thousands)	2008	2007
Revenue	$69,883	$117,005
Income before income taxes	$695,364	$9,365
Included in income from discontinued operations, net are income tax expenses of $57.1 million and $2.3 million for the three months ended March 31, 2008 and 2007, respectively. Also included in income from discontinued operations for the three months ended March 31, 2008 is a gain of $688.2 million related to the sale of the Company’s television business and certain radio stations. The Company estimates utilization of approximately $577.3 million of capital loss carryforwards to offset a portion of the taxes associated with these gains.  As of March 31, 2008, the Company had approximately $809.2 million in capital loss carryforwards remaining.
Included in income from discontinued operations for the three months ended March 31, 2007 is a gain of $2.8 million related to the sale of certain radio stations.

The following table summarizes the carrying amount at March 31, 2008 and December 31, 2007 of the major classes of assets and liabilities of the Company’s businesses classified as discontinued operations:

	March 31,	December 31,
(In thousands)	2008	2007
Assets
Accounts receivable, net	$—	$76,426
Other current assets	—	19,641

Total current assets	$—	$96,067

Land, buildings and improvements	$9,393	$73,138
Transmitter and studio equipment	16,133	207,230
Other property, plant and equipment	2,725	22,781
Less accumulated depreciation	12,764	138,425

Property, plant and equipment, net	$15,487	$164,724

Definite-lived intangibles, net	$—	$283
Licenses	3,976	107,910
Goodwill	27,913	111,529

Total intangible assets	$31,889	$219,722

Film rights	$—	$18,042
Other long-term assets	7,728	8,338

Total other assets	$7,728	$26,380

Liabilities
Accounts payable and accrued expenses	$—	$10,565
Film liability	—	18,027
Other current liabilities	—	8,821

Total current liabilities	$—	$37,413

Film liability	$—	$19,902
Other long-term liabilities	—	34,428

Total long-term liabilities	$—	$54,330

          Recent Accounting Pronouncements
On March 19, 2008, the Financial Accounting Standards Board issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (”Statement 161”). Statement 161 requires additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items effect an entity’s financial position, results of operations and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company will adopt the disclosure requirements beginning January 1, 2009.
          New Accounting Standards
The Company adopted Financial Accounting Standards Board Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“Statement 159”), which permits entities to measure many financial instruments and certain other items at fair value at specified election dates that are not currently required to be measured at fair value.  Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings at each subsequent reporting date. The provisions of Statement 159 were effective as of January 1, 2008. The Company did not elect the fair value option under this standard upon adoption.
The Company adopted Financial Accounting Standards Board Statement No. 157, Fair Value Measurements (“Statement 157”) on January 1, 2008 and began to apply its recognition and disclosure provisions to its financial assets and financial liabilities that are remeasured at fair value at least annually. Statement 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The Company holds marketable equity securities classified in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“Statement 115”). These equity securities are measured at fair value on each reporting date using quoted prices in active markets. Due to the fact that the inputs used to measure the equity securities at fair value are observable, the Company has categorized the securities as Level 1.
The Company is a party to two U.S. dollar — Euro cross currency swap contracts as discussed in Note 3. The Company is also a party to $1.1 billion of interest rate swap contracts that are designated as fair value hedges of the underlying fixed-rate debt obligations. The fair values of the cross-currency swap contracts and interest rate swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Due to the fact that the inputs are either directly or indirectly observable, the Company has classified these contracts as Level 2.
The Company holds options under two secured forward exchange contracts as discussed in Note 3. The fair value of these contracts is determined using option pricing models that include both observable and unobservable inputs (principally volatility). As a result of the impact that volatility has on the calculation of fair value, the Company has classified these contracts as Level 3.
The Company’s assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of Statement 157 at March 31, 2008 were as follows:
(In thousands)

	Quoted Prices in	Significant Other
	Active markets for	Observable	Significant
	Identical Assets	Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3)
Asset / (Liability)
Trading securities	$78,833	$—	$—
Available-for-sale securities	261,018	—	—
Derivatives	—	(127,402)	(3,636)

Total	$339,851	$(127,402)	$(3,636)

For assets and liabilities measured at fair value on a recurring basis using Level 3 inputs, Statement 157 requires a reconciliation of the beginning and ending balances as follows:
(In thousands)

2008
Beginning balance at January 1	$(16,978)
Unrealized gain included in “Gain on marketable securities”	13,342

Ending balance at March 31	$(3,636)

Note 2: INTANGIBLE ASSETS AND GOODWILL
Definite-lived Intangibles
The Company has definite-lived intangible assets which consist primarily of transit and street furniture contracts and other contractual rights in its Americas and International outdoor segments, talent and program right contracts in its radio segment, and contracts for non-affiliated radio and television stations in the Company’s media representation operations. Definite-lived intangible assets are amortized over the shorter of either the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows.
The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at March 31, 2008 and December 31, 2007:
(In thousands)

	March 31, 2008		December 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Transit, street furniture, and other outdoor contractual rights	$918,456	$654,343	$867,283	$613,897
Representation contracts	403,982	222,255	400,316	212,403
Other	83,922	40,220	84,004	39,433

Total	$1,406,360	$916,818	$1,351,603	$865,733

Total amortization expense from continuing operations related to definite-lived intangible assets for the three months ended March 31, 2008 and for the year ended December 31, 2007 was $24.0 million and $105.0 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:
(In thousands)

2009	$85,385
2010	68,020
2011	52,707
2012	43,071
2013	38,261
As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, amortization expense may vary.
Indefinite-lived Intangibles
The Company’s indefinite-lived intangible assets consist of Federal Communications Commission (“FCC”) broadcast licenses and billboard permits. FCC broadcast licenses are granted to both radio and television stations for up to eight years under the Telecommunications Act of 1996. The Act requires the FCC to renew a broadcast license if: it finds that the station has served the public interest, convenience and necessity; there have been no serious violations of either the Communications Act of 1934 or the FCC’s rules and regulations by the licensee; and there have been no other serious violations which taken together constitute a pattern of abuse. The licenses may be renewed indefinitely at little or no cost. The Company does not believe that the technology of wireless broadcasting will be replaced in the foreseeable future. The Company’s billboard permits are issued in perpetuity by state and local governments and are transferable or renewable at little or no cost. Permits typically include the location which allows the Company the right to operate an advertising structure. The Company’s permits are located on either owned or leased land. In cases where the Company’s permits are located on leased land, the leases are typically from 10 to 20 years and renew indefinitely, with rental payments generally escalating at an inflation based index. If the Company loses its lease, the Company will typically obtain permission to relocate the permit or bank it with the municipality for future use.
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
          Goodwill
The Company tests goodwill for impairment using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The Company’s reporting units for radio broadcasting and Americas outdoor advertising are the reportable segments. The Company determined that each country in its International outdoor segment constitutes a reporting unit. The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the three month period ended March 31, 2008:

		Americas	International
(In thousands)	Radio	Outdoor	Outdoor	Other	Total
Balance as of December 31, 2007	$6,045,527	$688,336	$474,253	$2,000	$7,210,116
Acquisitions	—	25	18,465	—	18,490
Dispositions	—	—	—	—	—
Foreign currency	—	(276)	39,902	—	39,626
Adjustments	(173)	—	—	—	(173)

Balance as of March 31, 2008	$6,045,354	$688,085	$532,620	$2,000	$7,268,059

Note 3: DERIVATIVE INSTRUMENTS
The Company holds options under two secured forward exchange contracts that limit its exposure to and benefit from price fluctuations in American Tower Corporation (“AMT”) over the terms of the contracts (the “AMT contracts”). These options are not designated as hedges of the underlying shares of AMT. The AMT contracts had a value of $3.6 million and $17.0 million recorded in “Other long-term liabilities” at March 31, 2008 and December 31, 2007, respectively. For the three months ended March 31, 2008 and for the year ended December 31, 2007, the Company recognized a gain of $13.3 million and a loss of $6.7 million, respectively, in “Gain on marketable securities” related to the change in fair value of the options. To offset the change in the fair value of these contracts, the Company has recorded AMT shares as trading securities. During the three months ended March 31, 2008 and for the year ended December 31, 2007, the Company recognized a loss of $6.8 million and a gain of $10.7 million, respectively, in “Gain on marketable securities” related to the change in the fair value of the shares.
The Company is exposed to foreign currency exchange risks related to its investment in net assets in foreign countries. To manage this risk, the Company entered into two U.S. dollar — Euro cross currency swaps with an aggregate Euro notional amount of €706.0 million and a corresponding aggregate U.S. dollar notional amount of $877.7 million. These cross currency swaps had a value of $167.8 million at March 31, 2008 and $127.4 million at December 31, 2007, which was recorded in “Other long-term obligations”. These cross currency swaps require the Company to make fixed cash payments on the Euro notional amount while it receives fixed cash payments on the equivalent U.S. dollar notional amount, all on a semiannual basis. The Company has designated these cross currency swaps as a hedge of its net investment in Euro denominated assets. The Company selected the forward method under the guidance of the Derivatives Implementation Group Statement 133 Implementation Issue H8, Foreign Currency Hedges: Measuring the Amount of Ineffectiveness in a Net Investment Hedge. The forward method requires all changes in the fair value of the cross currency swaps and the semiannual cash payments to be reported as a cumulative translation adjustment in other comprehensive income in the same manner as the underlying hedged net assets. As of March 31, 2008, a $104.6 million loss, net of tax, was recorded as a cumulative translation adjustment to accumulated other comprehensive income related to the cross currency swap.
Note 4: OTHER DEVELOPMENTS
          Acquisitions
The Company acquired two FCC licenses in its radio segment for $11.6 million in cash during 2008. The Company acquired outdoor display faces and additional equity interests in international outdoor companies for $68.6 million in cash during 2008. The Company’s national representation business acquired representation contracts for $3.7 million in cash during 2008.
During 2008, the Company exchanged assets in one of its Americas markets for assets located in a different market and recognized a gain of $2.6 million in “Gain on disposition of assets – net.”
          Disposition of Assets
The Company received proceeds of $76.0 million related to the sale of radio stations recorded as investing cash flows from discontinued operations and recorded a gain of $21.5 million as a component of “income from discontinued operations, net” during the three months ended March 31, 2008. The Company received proceeds of $1.0 billion related to the sale of its television business recorded as investing cash flows from discontinued operations and recorded a gain of $666.7 million as a component of “income from discontinued operations, net” during the three months ended March 31, 2008.
In addition, the Company sold its 50% interest in Clear Channel Independent, a South African outdoor advertising company, and recognized a gain of $75.6 million in “Equity in earnings of nonconsolidated affiliates” based on the fair value of the equity securities received. The Company classified these equity securities as available-for-sale on its consolidated balance sheet in accordance with Statement 115. The sale of Clear Channel Independent was structured as a tax free disposition thereby resulting in no current tax expense recognized on the sale. As a result, the Company’s effective tax rate for the first quarter of 2008 was 28.2%.
          Debt Maturities
On January 15, 2008, the Company redeemed its 4.625% Senior Notes at their maturity for $500.0 million plus accrued interest with proceeds from its bank credit facility.
          Legal Proceedings
Plaintiff Grantley Patent Holdings, Ltd. (“Grantley”) sued Clear Channel Communications, Inc. and nine Clear Channel subsidiaries for patent infringement in the United States District Court for the Eastern District of Texas in November 2006.  The four patents at issue claim methods and systems for electronically combining a traffic and billing system and a software yield management system to create an inventory management system for the broadcast media industry.  Clear Channel contends that the patents are invalid and alternatively, that Clear Channel’s systems do not infringe the patents.  The case was tried before a jury beginning April 14, 2008.   On April 22, the jury found that the patents at issue were valid and that Clear Channel infringed the patents and awarded damages to Grantley in the amount of $66.0 million.  A final judgment has not yet been entered.  Clear Channel plans to vigorously contest the judgment through post-trial motions, including a motion for judgment as a matter of law on the issue of non-infringement, willful infringement, invalidity and damages, or in the alternative, a motion for new trial.  If we are not successful at the trial court level, we plan to appeal to the U.S. Court of Appeals for the Federal Circuit on these same issues.  For these reasons, we have accrued an amount less than the jury award.  Ultimate resolution of the case could result in material additional expense.
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
Note 6: GUARANTEES
Within the Company’s $1.75 billion credit facility, there exists a $150.0 million sub-limit available to certain of the Company’s international subsidiaries. This $150.0 million sub-limit allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provide funds to the Company’s international operations for certain working capital needs. Subsidiary borrowings under this sub-limit are guaranteed by the Company. At March 31, 2008, there was no outstanding balance on this portion of the $1.75 billion credit facility.
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
The Company guarantees $40.2 million of credit lines provided to certain of its international subsidiaries by a major international bank. Most of these credit lines relate to intraday overdraft facilities covering participants in the Company’s European cash management pool. As of March 31, 2008, no amounts were outstanding under these agreements.
As of March 31, 2008, the Company has outstanding commercial standby letters of credit and surety bonds of $89.8 million and $51.2 million, respectively. These letters of credit and surety bonds relate to various operational matters including insurance, bid, and performance bonds as well as other items. Letters of credit issued under the Company’s $1.75 billion credit facility reduce the borrowing availability on the credit facility, and are included in the Company’s calculation of its leverage ratio covenant under the bank credit facilities. The surety bonds are not considered as borrowings under the Company’s bank credit facilities.

Note 8: SEGMENT DATA
The Company has three reportable segments, which it believes best reflects how the Company is currently managed – radio broadcasting, Americas outdoor advertising and International outdoor advertising. The Americas outdoor advertising segment consists primarily of operations in the United States, Canada and Latin America, and the International outdoor segment includes operations primarily in Europe, Asia and Australia. The category “other” includes media representation and other general support services and initiatives. Revenue and expenses earned and charged between segments are recorded at fair value and eliminated in consolidation.

					Corporate,
					Merger and
		Americas	International		Gain on
	Radio	Outdoor	Outdoor		disposition of
(In thousands)	Broadcasting	Advertising	Advertising	Other	assets - net	Eliminations	Consolidated
Three Months Ended March 31, 2008
Revenue	$769,611	$333,362	$442,217	$44,453	$—	$(25,436)	$1,564,207
Direct operating expenses	231,496	156,245	314,589	17,324	—	(13,707)	705,947
Selling, general and administrative expenses	269,282	58,375	86,235	24,218	—	(11,729)	426,381
Depreciation and amortization	31,487	50,099	54,991	11,555	4,146	—	152,278
Corporate expenses	—	—	—	—	46,303	—	46,303
Merger expenses	—	—	—	—	389	—	389
Gain on disposition of assets — net	—	—	—	—	2,097	—	2,097

Operating income (loss)	$237,346	$68,643	$(13,598)	$(8,644)	$(48,741)	$—	$235,006

Intersegment revenues	$10,964	$1,677	$—	$12,795	$—	$—	$25,436
Identifiable assets	$11,641,673	$2,904,243	$2,877,597	$721,556	$853,038	$—	$18,998,107
Capital expenditures	$18,420	$30,050	$43,251	$905	$1,067	$—	$93,693
Share-based payments	$4,809	$1,538	$392	$—	$2,851	$—	$9,590

Three Months Ended March 31, 2007
Revenue	$799,201	$317,023	$373,833	$45,674	$—	$(30,654)	$1,505,077
Direct operating expenses	234,518	134,914	259,291	17,705	—	(18,549)	627,879
Selling, general and administrative expenses	276,693	54,243	73,290	24,198	—	(12,105)	416,319
Depreciation and amortization	29,901	46,561	49,109	9,966	4,148	—	139,685
Corporate expenses	—	—	—	—	48,150	—	48,150
Merger expenses	—	—	—	—	1,686	—	1,686
Gain on disposition of assets — net	—	—	—	—	6,947	—	6,947

Operating income (loss)	$258,089	$81,305	$(7,857)	$(6,195)	$(47,037)	$—	$278,305

Intersegment revenues	$15,282	$1,883	$—	$13,489	$—	$—	$30,654
Identifiable assets	$11,828,170	$2,764,927	$2,391,523	$654,587	$332,578	$—	$17,971,785
Capital expenditures	$14,677	$22,582	$24,671	$1,589	$1,467	$—	$64,986
Share-based payments	$4,464	$1,126	$241	$—	$2,414	$—	$8,245
Revenue of $476.6 million and $398.5 million derived from foreign operations are included in the data above for the three months ended March 31, 2008 and 2007, respectively. Identifiable assets of $3.1 billion and $2.7 billion derived from foreign operations are included in the data above at March 31, 2008 and 2007, respectively.
Note 9: SUBSEQUENT EVENTS
Through May 7, 2008, the Company executed definitive asset purchase agreements for the sale of 17 radio stations in addition to the radio stations under definitive asset purchase agreements at March 31, 2008. The closing of these sales is subject to antitrust clearances, FCC approval and other customary closing conditions.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Approved Merger With a Group Led by Thomas H. Lee Partners, L.P. and Bain Capital Partners, LLC
Our shareholders approved the adoption of the Merger Agreement, as amended, with a group led by Thomas H. Lee Partners, L.P. and Bain Capital Partners, LLC (the “Sponsors”) on September 25, 2007. We anticipated the merger would close by the end of the first quarter of 2008. However, on March 26, 2008, we, joined by CC Media Holdings, Inc., a unit of the Sponsors, sued the banks who had committed to financing the debt connected to the merger for tortious interference. A trial date is set for June 2, 2008. We are unable to estimate a closing date at this time and are not certain that a closing will occur.
Sale of Radio Stations and All of Our Television Stations
Sale of non-core radio stations
On November 16, 2006, we announced plans to sell 448 non-core radio stations. The merger is not contingent on the sales of these stations, and the sales of these stations are not contingent on the closing of our merger discussed above. During the first quarter of 2008, we revised our plans to sell 173 of these stations because we determined that market conditions were not advantageous to complete the sales. We intend to hold and operate these stations. Of these, 145 were classified as discontinued operations at December 31, 2007. At March 31, 2008, these 145 non-core stations no longer meet the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, for classification as discontinued operations. Therefore, the assets, results of operations and cash flows from these 145 stations were reclassified to continuing operations in our consolidated financial statements as of and for the period ended March 31, 2008, for the period ended March 31, 2007 and as of December 31, 2007.
We have 20 non-core radio stations that are no longer under a definitive asset purchase agreement as of March 31, 2008. However, we continue to actively market these radio stations and they continue to meet the criteria in Statement 144 for classification as discontinued operations. Therefore, the assets, results of operations and cash flows from these stations remain classified as discontinued operations in our consolidated financial statements as of and for the period ended March 31, 2008, for the period ended March 31, 2007 and as of December 31, 2007.
The following table presents the activity related to our planned divestitures of radio stations:

Total radio stations announced as being marketed for sale on November 16, 2006	448
Total radio stations no longer being marketed for sale	(173)

Adjusted number of radio stations being marketed for sale (“Non-core” radio stations)	275
Non-core radio stations sold through March 31, 2008	(223)

Remaining non-core radio stations at March 31, 2008 classified as discontinued operations	52
Non-core radio stations under definitive asset purchase agreements	(32)

Non-core radio stations being marketed for sale	20

Sale of other radio stations
          In addition to our non-core stations, we had definitive asset purchase agreements for 8 stations at March 31, 2008.
          We determined that each of these radio station markets represents disposal groups. Consistent with the provisions of Statement 144, we classified these assets that are subject to transfer under the definitive asset purchase agreements as discontinued operations as of and for the period ended March 31, 2008, for the period ended March 31, 2007 and as of December 31, 2007. Accordingly, depreciation and amortization associated with these assets was discontinued. Additionally, we determined that these assets comprise operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. As of March 31, 2008, we determined that the estimated fair value less costs to sell attributable to these assets was in excess of the carrying value of their related net assets held for sale.
          Through May 7, 2008, we executed definitive asset purchase agreements for the sale of 17 radio stations in addition to the radio stations under definitive asset purchase agreements at March 31, 2008. The closing of these sales is subject to antitrust clearances, FCC approval and other customary closing conditions.
Sale of the television business
          On March 14, 2008, we announced we had completed the sale of our television business to Newport Television, LLC for $1.0 billion, adjusted for certain items including proration of expenses and adjustments for working capital. As a result, we recorded a gain of $666.7 million as a component of “Income from discontinued operations, net” in our consolidated statement of operations during the quarter ended March 31, 2008. Additionally, net income and cash flows from the television business were classified as discontinued operations in the consolidated statements of operations and the consolidated statements of cash flows, respectively, for the first quarter of 2008 and 2007. The net assets related to the television business were classified as discontinued operations as of December 31, 2007.
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
          We manage our operating segments primarily focusing on their operating income, while Corporate expenses, Merger expenses, Gain on disposition of assets — net, Interest expense, Gain on marketable securities, Equity in earnings of nonconsolidated affiliates, Other income (expense) - net, Income tax expense and Minority interest expense — net of tax are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.
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
          The significant expenses associated with our operations include (i) direct production, maintenance and installation expenses, (ii) site lease expenses for land under our displays and (iii) revenue-sharing or minimum guaranteed amounts payable under our billboard, street furniture and transit display contracts. Our direct production, maintenance and installation expenses include costs for printing, transporting and changing the advertising copy on our displays, the related labor costs, the vinyl and paper costs and the costs for cleaning and maintaining our displays. Vinyl and paper costs vary according to the complexity of the advertising copy and the quantity of displays. Our site lease expenses include lease payments for use of the land under our displays, as well as any revenue-sharing arrangements or minimum guaranteed amounts payable that we may have with the landlords. The terms of our site leases and revenue-sharing or minimum guaranteed contracts generally range from one to 20 years.
          In our International business, normal market practice is to sell billboards and street furniture as network packages with contract terms typically ranging from one to two weeks, compared to contract terms typically ranging from four weeks to one year in the U.S. In addition, competitive bidding for street furniture and transit contracts, which constitute a larger portion of our International business, and a different regulatory environment for billboards, result in higher site lease cost in our International business compared to our Americas business. As a result, our margins are typically less in our International business than in the Americas.
          Our street furniture and transit display contracts, the terms of which range from three to 20 years, generally require us to make upfront investments in property, plant and equipment. These contracts may also include upfront lease payments and/or minimum annual guaranteed lease payments. We can give no assurance that our cash flows from operations over the terms of these contracts will exceed the upfront and minimum required payments.
FAS 123(R), Share-Based Payment
          As of March 31, 2008, there was $78.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately three years. The following table details compensation costs related to share-based payments for the three months ended March 31, 2008 and 2007:

	Three Months ended March 31,
(In millions)	2008	2007
Radio Broadcasting
Direct Operating Expenses	$2.2	$2.0
SG&A	2.6	2.5
Americas Outdoor Advertising
Direct Operating Expenses	$1.1	$0.8
SG&A	0.4	0.3
International Outdoor Advertising
Direct Operating Expenses	$0.3	$0.2
SG&A	0.1	0.1
Other
Direct Operating Expenses	$—	$—
SG&A	—	—
Corporate	$2.9	$2.4

The comparison of Three Months Ended March 31, 2008 to Three Months Ended March 31, 2007 is as follows:

	Three Months Ended
	March 31,		%
(In thousands)	2008	2007	Change
Revenue	$1,564,207	$1,505,077	4%
Operating expenses:
Direct operating expenses	705,947	627,879	12%
Selling, general and administrative expenses	426,381	416,319	2%
Depreciation and amortization	152,278	139,685	9%
Corporate expenses	46,303	48,150	(4%)
Merger expenses	389	1,686
Gain on disposition of assets — net	2,097	6,947

Operating income	235,006	278,305	(16%)
Interest expense	100,003	118,077
Gain on marketable securities	6,526	395
Equity in earnings of nonconsolidated affiliates	83,045	5,264
Other income (expense) — net	11,787	(12)

Income before income taxes, minority interest and discontinued operations	236,361	165,875
Income tax benefit (expense):
Current	(23,833)	(32,359)
Deferred	(42,748)	(38,107)

Income tax benefit (expense)	(66,581)	(70,466)
Minority interest expense, net of tax	8,389	276

Income before discontinued operations	161,391	95,133
Income from discontinued operations, net	638,262	7,089

Net income	$799,653	$102,222

Consolidated Revenue
          Our consolidated revenue increased $59.1 million during the first quarter of 2008 compared to the same period of 2007. Our international revenue increased $68.4 million, with roughly $46.4 million from movements in foreign exchange. The remainder of our international revenue growth was mostly associated with increases in China, Italy, Spain and Australia. Our Americas revenue grew $16.3 million primarily from increases in airport and street furniture revenues and digital display revenue. These gains were partially offset by a revenue decline of $29.6 million from our radio business associated with decreases in local and national advertising.
Consolidated Direct Operating Expenses
          Direct operating expenses increased $78.1 million during the first quarter of 2008 compared to the same period of 2007. Our international outdoor segment contributed $55.3 million of the increase, of which $31.7 million related to movements in foreign exchange and the remainder of the increase was associated with an increase in site lease expenses. Americas outdoor direct operating expenses increased $21.3 million driven by increased site lease expenses associated with new contracts and the increase in airport, street furniture and digital display revenues. Partially offsetting these increases were less direct operating expenses in our radio broadcasting segment of $3.0 million primarily attributable to a decline in programming expenses.
Consolidated Selling, General and Administrative Expenses, or SG&A
          SG&A increased $10.1 million during the first quarter of 2008 compared to the same period of 2007. Our international outdoor SG&A expenses increased $12.9 million primarily attributable to $8.9 million from movements in foreign exchange. SG&A increased $4.1 million in our Americas outdoor segment principally related to an increase in commission expenses associated with the increase in revenue. Our radio broadcasting SG&A declined $7.4 million from fewer advertising expenses and decreases in commission expenses associated with the revenue decline.

Depreciation and Amortization
          Depreciation and amortization increased $12.6 million in the first quarter of 2008 compared to the same period of 2007 primarily as a result of a $6.6 million adjustment related to radio stations that were reclassified to continuing operations for depreciation and amortization that would have been recognized had the stations been continuously classified as continuing operations and approximately $4.9 million related to increases in foreign exchange.
Corporate Expenses
          Corporate expenses declined approximately $1.8 million related to a decline in radio bonus expense associated with the decline in radio operating income.
Gain on Disposition of Assets – Net
          The $2.1 million gain in 2008 primarily relates to a gain on disposition of Americas assets of $2.6 million plus net gains of various miscellaneous items of $0.9 million, partially offset by a loss on the disposal of land of $1.4 million in one of our Americas markets.
          The gain on disposition of assets — net for 2007 was $6.9 million related primarily to a $5.5 million gain on the disposition of street furniture assets.
Interest Expense
          The decline in interest expense of $18.1 million primarily relates to the decline in average debt outstanding as well as a decline in the weighted average cost of debt in the first quarter of 2008 compared to the same period of 2007.
Gain on Marketable Securities
          The gain on marketable securities for the first quarters of 2008 and 2007 relates solely to the change in value of secured forward exchange contracts and the underlying shares.
Equity in Earnings of Nonconsolidated Affiliates
          Equity in earnings of nonconsolidated affiliates increased $77.8 million primarily from a $75.6 million gain on the sale of our 50% interest in Clear Channel Independent, a South African outdoor advertising company.
Other Income (Expense) — Net
          Other income increased $11.8 million in the current quarter over the same period of 2007 primarily related to foreign exchange gains.
Income Tax Benefit (Expense)
          Current tax expense decreased by $8.5 million during 2008 as compared to 2007 primarily due to current tax benefits of approximately $10.2 million recorded in 2008 related to additional tax depreciation deductions as a result of the bonus depreciation provisions enacted as part of the Economic Stimulus Act of 2008.  Additionally, we sold our 50% interest in Clear Channel Independent, which was structured as a tax free disposition. The sale resulted in a gain of $75.6 million with no current tax expense.
          Deferred tax expense increased $4.6 million during 2008 as compared to 2007 mostly due to the additional tax depreciation deductions taking in 2008 mentioned above.  This increase was partially offset by additional deferred tax expense recorded during 2007 as a result of the utilization of deferred tax assets related to capital expenditures in certain foreign jurisdictions.
Minority Interest Expense, Net of Tax
          The increase in minority interest expense in 2008 compared to 2007 relates to the increase in net income of our majority-owned subsidiary, Clear Channel Outdoor Holdings, Inc.
Income from Discontinued Operations, Net
          Included in income from discontinued operations in the first quarter of 2008 is a gain of $633.2 million, net of tax, related to the sale of our television business and the sale of radio stations. We estimate utilization of approximately $577.3 million of capital loss carryforwards to offset a portion of the taxes associated with these gains.  As of March 31, 2008, we had approximately $809.2 million in capital loss carryforwards remaining.

Segment Revenue and Divisional Operating Expenses
Radio Broadcasting

	Three Months Ended
	March 31,		%
(In thousands)	2008	2007	Change
Revenue	$769,611	$799,201	(4%)
Direct operating expenses	231,496	234,518	(1%)
Selling, general and administrative expenses	269,282	276,693	(3%)
Depreciation and amortization	31,487	29,901	5%

Operating income	$237,346	$258,089	(8%)

          Our radio revenue declined $29.6 million during the first quarter of 2008 as compared to the same period of 2007. Decreases in local and national revenues were partially offset by increases in traffic, on-line and syndicated radio revenues. Local and national revenues were down partially as a result of overall weakness in advertising as well as declines in automotive, retail and services advertising categories. Our yield per available minute decreased in the first quarter of 2008 compared to the first quarter of 2007.
          Direct operating expenses declined $3.0 million primarily related to a decline of $11.5 million in programming expenses attributable to decreases in outside research and salaries partially offset by increases in syndicated radio and other infrastructure support expenses. SG&A expenses decreased approximately $7.4 million primarily from reduced advertising expenses and a decline in commission expenses associated with the revenue decline.
Americas Outdoor Advertising

	Three Months Ended
	March 31,		%
(In thousands)	2008	2007	Change
Revenue	$333,362	$317,023	5%
Direct operating expenses	156,245	134,914	16%
Selling, general and administrative expenses	58,375	54,243	8%
Depreciation and amortization	50,099	46,561	8%

Operating income	$68,643	$81,305	(16%)

          Revenue increased approximately $16.3 million during the first quarter of 2008 compared to the first quarter of 2007 primarily from increases in airport and street furniture revenues as well as digital display revenue. The increase in street furniture revenue was primarily the result of a new contract in San Francisco while the increase in airport revenue was due to increased rates and occupancy. We benefited from contract wins in our airport business as well. Digital display revenue growth was primarily attributable to an increase in digital displays. Partially offsetting the revenue increase was a decline in bulletin and poster revenue of approximately $4.5 million. The decline in bulletin revenue was primarily attributable to decreased occupancy while the decline in poster revenue was primarily attributable to a decrease in rate. Leading advertising categories during the quarter were telecommunications, retail, automotive, financial services and amusements. Revenue growth was led by Los Angeles, San Francisco, Seattle and Milwaukee and the America’s international markets of Canada, Mexico and Peru.
          Our Americas direct operating expenses increased $21.3 million primarily from higher site lease expenses of $18.9 million. Approximately $8.9 million of this increase was associated with new airport and street furniture contracts and the remainder is primarily associated with the increase in airport, street furniture and digital revenue. Our SG&A expenses increased $4.1 million primarily from commission expenses associated with the increase in revenue.

International Outdoor Advertising

	Three Months Ended
	March 31,		%
(In thousands)	2008	2007	Change
Revenue	$442,217	$373,833	18%
Direct operating expenses	314,589	259,291	21%
Selling, general and administrative expenses	86,235	73,290	18%
Depreciation and amortization	54,991	49,109	12%

Operating income (loss)	$(13,598)	$(7,857)	NA

          Revenue increased approximately $68.4 million, with roughly $46.4 million from movements in foreign exchange. The remainder of the revenue growth was primarily attributable to growth in China, Italy, Spain, Romania and Australia, partially offset by a revenue decline in the United Kingdom. We experienced weak advertising markets in both France and the United Kingdom during the quarter. China, Italy, Spain and Australia all benefited from strong advertising environments. We acquired operations in Romania at the end of the second quarter of 2007, which contributed to the revenue growth in 2008. We also benefited from political spending for the national elections in Italy. The revenue growth in Spain was primarily a result of our Barcelona bike contract, which we began operating during the first quarter 2007.
          Direct operating expenses increased $55.3 million. Included in the increase is approximately $31.7 million related to movements in foreign exchange. The remaining increase in direct operating expenses was primarily attributable to an increase in site lease expenses and other direct operating expenses associated with the increase in revenue. SG&A expenses increased $12.9 million in 2008 over 2007 from approximately $8.9 million related to movements in foreign exchange and an increase in selling expenses associated with the increase in revenue.
Reconciliation of Segment Operating Income (Loss) to Consolidated Operating Income

	Three Months ended March 31,
(In thousands)	2008	2007
Radio Broadcasting	$237,346	$258,089
Americas Outdoor Advertising	68,643	81,305
International Outdoor Advertising	(13,598)	(7,857)
Other	(8,644)	(6,195)
Gain on disposition of assets — net	2,097	6,947
Corporate and merger expenses	(50,838)	(53,984)

Consolidated operating income	$235,006	$278,305

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Three Months Ended March 31,
(In thousands)	2008	2007
Cash provided by (used in):
Operating activities	$367,772	$321,463
Investing activities	$(154,257)	$(71,021)
Financing activities	$(754,449)	$(283,165)
Discontinued operations	$997,898	$25,913
Operating Activities
          Cash flows from operating activities for the first quarter of 2008 primarily reflects income before discontinued operations of $156.2 million plus depreciation and amortization of $152.3 million and deferred taxes of $42.7 million. In addition, we recorded a

$75.6 million gain in equity in earnings of nonconsolidated affiliates related to the sale of our 50% interest in Clear Channel Independent based on the fair value of the equity securities received. Cash flows from operating activities for the first quarter of 2007 primarily reflects income before discontinued operations of $95.1 million plus depreciation and amortization of $139.7 million and deferred taxes of $38.1 million.
Investing Activities
          Cash used in investing activities for the first quarter of 2008 principally reflects capital expenditures of $93.7 million and the purchase of outdoor advertising assets and two FCC licenses for $83.9 million. Cash used in investing activities for the first quarter of 2007 principally reflects capital expenditures of $65.0 million.
Financing Activities
          Cash used in financing activities for the three months ended March 31, 2008 principally reflects net payments on our credit facility of $162.8 million, the January 15, 2008 maturity of our $500.0 million 4.625% Senior Notes and $93.4 million in dividends paid. Cash used in financing activities for the three months ended March 31, 2007 principally reflects net draws on our credit facility of $13.3 million offset by $250.0 million related to the February 2007 maturity of our 3.125% Senior Notes and $92.6 million in dividends paid.
Discontinued Operations
          During the first quarter of 2008, we completed the sale of our television business to Newport Television, LLC for $1.0 billion and completed the sales of certain radio stations for $76.0 million. The cash received from these sales was recorded as a component of cash flows from discontinued operations during the first quarter of 2008. We had definitive asset purchase agreements signed for the sale of 40 of our radio stations as of March 31, 2008. The cash flows from these stations, along with the 21 stations no longer under definitive asset purchase agreements discussed above, were reported for both periods as cash flows from discontinued operations.
Anticipated Cash Requirements
          We expect to fund anticipated cash requirements (including payments of principal and interest on outstanding indebtedness and commitments, acquisitions, anticipated capital expenditures, quarterly dividends and share repurchases) for the foreseeable future with cash flows from operations and various externally generated funds.
SOURCES OF CAPITAL
As of March 31, 2008 and December 31, 2007, we had the following debt outstanding:

	March 31,	December 31,
(In millions)	2008	2007
Credit facilities	$—	$174.6
Long-term bonds (a)	5,823.1	6,294.5
Other borrowings	118.5	106.1

Total Debt	5,941.6	6,575.2
Less: Cash and cash equivalents	602.1	145.1

	$5,339.5	$6,430.1

(a)	Includes $2.3 million and $3.2 million at March 31, 2008 and December 31, 2007, respectively, in unamortized fair value purchase accounting adjustment premiums related to the merger with AMFM. Also includes positive $40.4 million and $11.4 million fair value adjustments for interest rate swap agreements at March 31, 2008 and December 31, 2007, respectively.
Credit Facility
          We have a multi-currency revolving credit facility in the amount of $1.75 billion, which can be used for general working capital purposes including commercial paper support as well as to fund capital expenditures, share repurchases, acquisitions and the refinancing of public debt securities. At March 31, 2008, there was no outstanding balance on this facility and, taking into account letters of credit of $82.8 million, $1.7 billion was available for future borrowings, with the entire balance to be repaid on July 12, 2009.

     During the three months ended March 31, 2008, we made principal payments totaling $862.9 million and drew down $700.1 million on the credit facility. As of May 7, 2008, there was no outstanding balance on the credit facility and, taking into account outstanding letters of credit, $1.7 billion was available for future borrowings.
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
Debt Covenants
     The significant covenants on our $1.75 billion five-year, multi-currency revolving credit facility relate to leverage and interest coverage contained and defined in the credit agreement. The leverage ratio covenant requires us to maintain a ratio of consolidated funded indebtedness to operating cash flow (each as defined by the credit agreement) of less than 5.25x. The interest coverage covenant requires us to maintain a minimum ratio of operating cash flow (each as defined by the credit agreement) to interest expense of 2.50x. In the event that we do not meet these covenants, we are considered to be in default on the credit facility at which time the credit facility may become immediately due. At March 31, 2008, our leverage and interest coverage ratios were 2.4x and 5.6x, respectively. This credit facility contains a cross default provision that would be triggered if we were to default on any other indebtedness greater than $200.0 million, and also contains a provision whereby the credit facility becomes immediately due upon any change of control.
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
     At March 31, 2008 we were in compliance with all debt covenants.
USES OF CAPITAL
Dividends
     Our Board of Directors declared quarterly cash dividends as follows:
(In millions, except per share data)

Declaration	Amount per			Total
Date	Common Share	Record Date	Payment Date	Payment
December 3, 2007	0.1875	December 31, 2007	January 15, 2008	$93.4
     Our Board of Directors determined to defer consideration of a first quarter dividend payable to shareholders. Historically, the Board of Directors has declared a dividend to shareholders of record on the last day of a quarter, with payment on or before the 15th of the following month. The Board of Directors took this action after receiving a request from the Sponsors to defer the payment date in light of the delayed closing of our merger. In support of their continued efforts to close the merger, we agreed to honor that request.

Acquisitions
     We acquired two FCC licenses in our radio segment for $11.6 million in cash during 2008. We acquired outdoor display faces and additional equity interests in international outdoor companies for $68.6 million in cash during 2008. Our national representation business acquired representation contracts for $3.7 million in cash during 2008.
     During 2008, we exchanged assets in one of our Americas markets for assets located in a different market and recognized a gain of $2.6 million in “Gain on disposition of assets — net.” In addition, we sold our 50% interest in Clear Channel Independent and recognized a gain of $75.6 million in “Equity in earnings of nonconsolidated affiliates” based on the fair value of the equity securities received.
Capital Expenditures
     Capital expenditures were $93.7 million and $65.0 million in the three months ended March 31, 2008 and 2007, respectively.
(In millions)

	Three Months Ended March 31, 2008 Capital Expenditures
		Americas	International
		Outdoor	Outdoor	Corporate and
	Radio	Advertising	Advertising	Other	Total
Non-revenue producing	$18.4	$9.6	$13.4	$2.0	$43.4
Revenue producing	—	20.5	29.8	—	50.3

	$18.4	$30.1	$43.2	$2.0	$93.7

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
MARKET RISK
Interest Rate Risk
     At March 31, 2008 approximately 19% of our long-term debt, including fixed-rate debt on which we have entered into interest rate swap agreements, bears interest at variable rates. Accordingly, our earnings are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense for the three months ended March 31, 2008 would have changed by $5.7 million and that our net income for the three months ended March 31, 2008 would have changed by $4.1 million. In the event of an adverse change in interest rates, management may take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this interest rate analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.
     At March 31, 2008 we had interest rate swap agreements with a $1.1 billion aggregate notional amount that effectively float interest at rates based upon LIBOR. These agreements expire from May 2009 to March 2012. The fair value of these agreements at March 31, 2008 was an asset of $40.4 million.

Equity Price Risk
     The carrying value of our available-for-sale and trading equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at March 31, 2008 by $68.0 million and would change comprehensive income and net income by $37.6 million and $11.4 million, respectively. At March 31, 2008, we also held $11.4 million of investments that do not have a quoted market price, but are subject to fluctuations in their value.
     We maintain derivative instruments on certain of our trading equity securities to limit our exposure to and benefit from price fluctuations on those securities.
Foreign Currency
     We have operations in countries throughout the world. Foreign operations are measured in their local currencies except in hyper-inflationary countries in which we operate. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. To mitigate a portion of the exposure of international currency fluctuations, we maintain a natural hedge through borrowings in currencies other than the U.S. dollar. In addition, we have U.S. dollar — Euro cross currency swaps which are also designated as a hedge of our net investment in Euro denominated assets. These hedge positions are reviewed monthly. Our foreign operations reported net income of $78.2 million for the three months ended March 31, 2008. It is estimated that a 10% change in the value of the U.S. dollar to foreign currencies would change net income for the three months ended March 31, 2008 by $7.8 million.
     Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of our investments in various countries, all of which are accounted for under the equity method. It is estimated that the result of a 10% fluctuation in the value of the dollar relative to these foreign currencies at March 31, 2008 would change our equity in earnings of nonconsolidated affiliates by $7.7 million and would change our net income by approximately $5.5 million for the three months ended March 31, 2008.
     This analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.
Recent Accounting Pronouncements
     On March 19, 2008, the Financial Accounting Standards Board issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“Statement 161”). Statement 161 requires additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items effect an entity’s financial position, results of operations and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We will adopt the disclosure requirements beginning January 1, 2009.
Inflation
     Inflation has affected our performance in terms of higher costs for wages, salaries and equipment. Although the exact impact of inflation is indeterminable, we believe we have offset these higher costs in various manners.
Ratio of Earnings to Fixed Charges
     The ratio of earnings to fixed charges is as follows:

Three Months Ended
March 31,		Year Ended December 31,
2008	2007	2007	2006	2005	2004	2003
1.72	1.78	2.38	2.23	2.21	2.71	3.51
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

Risks Regarding Forward-Looking Statements
     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Except for the historical information, this report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including the future levels of cash flow from operations. Management believes that all statements that express expectations and projections with respect to future matters, including the success of our Merger Agreement and the planned sale of radio assets; our ability to negotiate contracts having more favorable terms; and the availability of capital resources are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our financial performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management’s expectations will necessarily come to pass.
     A wide range of factors could materially affect future developments and performance, including:
•	the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement;

•	the ability of the private equity sponsors to obtain financing necessary to complete the merger;

•	the outcome of any legal proceedings that have been or may be instituted by us or against us relating to the Merger Agreement;

•	our inability to complete the merger due to the failure to satisfy any conditions to completion of the merger;

•	the impact of the substantial indebtedness incurred to finance the consummation of the merger;

•	the impact of general economic and political conditions in the U.S. and in other countries in which we currently do business, including those resulting from recessions, political events and acts or threats of terrorism or military conflicts;

•	the impact of the geopolitical environment;

•	our ability to integrate the operations of recently acquired companies;

•	shifts in population and other demographics;

•	industry conditions, including competition;

•	fluctuations in operating costs;

•	technological changes and innovations;

•	changes in labor conditions;

•	fluctuations in exchange rates and currency values;

•	capital expenditure requirements;

•	the outcome of pending and future litigation settlements;

•	legislative or regulatory requirements;

•	interest rates;

•	the effect of leverage on our financial position and earnings;

•	taxes;

•	access to capital markets; and

•	certain other factors set forth in our filings with the Securities and Exchange Commission.
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
     We are a co-defendant with Live Nation (which was spun off as an independent company in December 2005) in 22 putative class actions filed by different named plaintiffs in various district courts throughout the country. These actions generally allege that the defendants monopolized or attempted to monopolize the market for “live rock concerts” in violation of Section 2 of the Sherman Act. Plaintiffs claim that they paid higher ticket prices for defendants’ “rock concerts” as a result of defendants’ conduct. They seek damages in an undetermined amount. On April 17, 2006, the Judicial Panel for Multidistrict Litigation centralized these class action proceedings in the Central District of California. On March 2, 2007, plaintiffs filed motions for class certification in five “template” cases involving five regional markets, Los Angeles, Boston, New York, Chicago and Denver. Defendants opposed that motion and, on October 22, 2007, the district court issued its decision certifying the class for each regional market. On November 4, 2007, defendants filed a petition for permission to appeal the class certification ruling with the Ninth Circuit Court of Appeals. On November 5, 2007 the District Court issued a stay on all proceedings pending the Ninth Circuit’s decision on our Petition to Appeal. On February 19, 2008, the Ninth Circuit denied our Petition to Appeal, and we filed a Motion for Reconsideration of the District Court’s ruling on class certification which is still pending. In the Master Separation and Distribution Agreement between us and Live Nation that was entered into in connection with our spin-off of Live Nation in December 2005, Live Nation agreed, among other things, to assume responsibility for legal actions existing at the time of, or initiated after, the spin-off in which we are a defendant if such actions relate in any material respect to the business of Live Nation. Pursuant to the agreement, Live Nation also agreed to indemnify us with respect to all liabilities assumed by Live Nation, including those pertaining to the claims discussed above.
Merger-Related Litigation
     We are a plaintiff in the lawsuit styled Clear Channel Communications, Inc., and CC Media Holdings, Inc. v. Citigroup Global Markets, Inc.; Citicorp USA, Inc.; Citicorp North America, Inc.; Morgan Stanley Senior Funding, Inc.; Credit Suisse Securities USA, LLC; RBS Securities Corporation; Wachovia Investment Holdings, LLC; and Wachovia Capital Markets, LLC; No. 2008-CI-04864 (filed March 26, 2008) in the 225th Judicial District Court of Bexar County, Texas. We have asserted a claim of tortious interference against each of the defendants based upon allegations that the defendants intentionally interfered with the Agreement and Plan of Merger dated November 26, 2006, as amended April 18, 2007 and May 17, 2007, in an effort to prevent us and other parties to that agreement from consummating the merger. We are seeking a permanent injunction prohibiting the defendants from engaging in the specified acts of interference and, alternatively, we are seeking damages.
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
     On September 25, 2007, approximately ten months after the filing of the first merger-related lawsuit, Clear Channel’s shareholders approved the merger. We believe that the approval of the merger by the shareholders renders the claims in all the merger-related litigation moot. If the Courts concur with our position, the plaintiffs in the various lawsuits may retain the right to seek and recover attorneys’ fees and expenses associated with their respective lawsuits. Consequently, we may incur significant related expenses and costs that could have an adverse effect on our business and operations. Furthermore, the cases could involve a substantial diversion of the time of some members of management. At this time, we are unable to estimate the impact of any potential liabilities associated with the claims for fees and expenses.
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
Item 1A. Risk Factors
     For information regarding risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007. There have not been any material changes in the risk factors disclosed in the Annual Report on Form 10-K.
     Additional information relating to risk factors is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Risks Regarding Forward-Looking Statements.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) Purchases of Equity Securities by the Issuer and Affiliated Purchases.
     During the three months ended March 31, 2008, we accepted shares in payment of income taxes due upon the vesting of restricted stock awards as follows:

			Total Number of
			Shares Purchased as	Maximum Dollar Value
	Total Number	Average Price	Part of Publicly	of Shares that May Yet
	of Shares	Paid per	Announced	Be Purchased Under the
Period	Purchased	Share	Programs	Programs
January 1 through January 31	13,163	$34.46	-0-	$-0-
February 1 through February 29	2,855	$31.06	-0-	$-0-
March 1 through March 31	20,842	$34.49	-0-	$-0-
Total	36,860		-0-	$-0-
Item 6. Exhibits

Exhibit
Number	Description
2.1	Agreement and Plan of Merger among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC and Clear Channel Communications, Inc., dated as of November

Exhibit
Number	Description
2.2	16, 2006 (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated November 16, 2006).

Amendment No. 1, dated April 18, 2007, to the Agreement and Plan of Merger, dated as of November 16, 2006, by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC and Clear Channel Communications, Inc. (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated April 18, 2007).

2.3	Amendment No. 2, dated May 17, 2007, to the Agreement and Plan of Merger, dated as of November 16, 2006, by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, BT Triple Crown Holdings III, Inc. and Clear Channel Communications, Inc., as amended (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated May 18, 2007).

2.4	Asset Purchase Agreement dated April 20, 2007, between Clear Channel Broadcasting, Inc., ABO Broadcasting Operations, LLC, Ackerley Broadcasting Fresno, LLC, AK Mobile Television, Inc., Bel Meade Broadcasting, Inc., Capstar Radio Operating Company, Capstar TX Limited Partnership, CCB Texas Licenses, L.P., Central NY News, Inc., Citicasters Co., Clear Channel Broadcasting Licenses, Inc., Clear Channel Investments, Inc. and TV Acquisition LLC (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated April 26, 2007).

2.5	Amendment No. 1 to Asset Purchase Agreement, dated March 14, 2008, by and among Clear Channel Broadcasting, Inc., Ackerley Broadcasting Operations, LLC, Ackerley Broadcasting Fresno, LLC, AK Mobile Television, Inc., Bel Meade Broadcasting, Inc., Capstar Radio Operating Company, Capstar TX Limited Partnership, CCB Texas Licenses, L.P., Central NY News, Inc., Citicasters Co., Clear Channel Broadcasting Licenses, Inc., Clear Channel Investments, Inc. and Newport Television, LLC (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated March 20, 2008).

3.1	Current Articles of Incorporation of the Company (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-3 (Reg. No. 333-33371) dated September 9, 1997).

3.2	Seventh Amended and Restated Bylaws of the Company, as amended (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2007).

3.3	Amendment to the Company’s Articles of Incorporation (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Second Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

3.5	Third Amendment to Clear Channel’s Articles of Incorporation (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000).

4.1	Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B.J. McCombs, John M. Schaefer and John W. Barger, dated August 3, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.2	Waiver and Second Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated August 17, 1998 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.3	Waiver and Third Agreement Concerning Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays and B.J. McCombs, dated July 26, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

4.4	Waiver and Fourth Agreement Concerning Buy-Sell Agreement by and between Clear Channel

Exhibit
Number	Description
4.5	Communications, Inc., L. Lowry Mays and B.J. McCombs, dated September 27, 2002 (incorporated by reference to the exhibits to Clear Channel’s Schedule 13-D/A, dated October 10, 2002).

Buy-Sell Agreement by and between Clear Channel Communications, Inc., L. Lowry Mays, B. J. McCombs, John M. Schaefer and John W. Barger, dated May 31, 1977 (incorporated by reference to the exhibits of the Company’s Registration Statement on Form S-1 (Reg. No. 33-289161) dated April 19, 1984).

4.6	Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

4.7	Second Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

4.8	Third Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K dated August 27, 1998).

4.9	Ninth Supplemental Indenture dated September 12, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

4.10	Eleventh Supplemental Indenture dated January 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (incorporated by reference to the exhibits to Clear Channel’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.11	Twelfth Supplemental Indenture dated March 17, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated March 18, 2003).

4.12	Thirteenth Supplemental Indenture dated May 1, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated May 2, 2003).

4.13	Fourteenth Supplemental Indenture dated May 21, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated May 22, 2003).

4.14	Sixteenth Supplemental Indenture dated December 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated December 10, 2003).

4.15	Seventeenth Supplemental Indenture dated September 15, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated September 15, 2004).

4.16	Eighteenth Supplemental Indenture dated November 22, 2004, to Senior Indenture dated October 1,

Exhibit
Number	Description
4.17	1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated November 17, 2004).

Nineteenth Supplemental Indenture dated December 13, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated December 13, 2004).

4.18	Twentieth Supplemental Indenture dated March 21, 2006, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated March 21, 2006).

4.19	Twenty-first Supplemental Indenture dated August 15, 2006, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated August 16, 2006).

4.20	Twenty-Second Supplemental Indenture, dated as of January 2, 2008, by and between Clear Channel and The Bank of New York Trust Company, N.A. (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated January 4, 2008).

4.21	Fourth Supplemental Indenture, dated as of January 2, 2008, by and among AMFM, The Bank of New York Trust Company, N.A., and the guarantors party thereto (incorporated by reference to the exhibits to Clear Channel’s Current Report on Form 8-K dated January 4, 2008).

11	Statement re: Computation of Per Share Earnings.

12	Statement re: Computation of Ratios.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL COMMUNICATIONS, INC.
May 9, 2008	/s/ Randall T. Mays
Randall T. Mays
President and Chief Financial Officer

May 9, 2008	/s/ Herbert W. Hill, Jr.
Herbert W. Hill, Jr.
Senior Vice President and Chief Accounting Officer