Form 10-Q
period 2009-09-30
CLEAR CHANNEL COMMUNICATIONS INC
filed 2009-11-09
CIK 739708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2009
Common Stock, $.001 par value	500,000,000

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

INDEX

Page No.
Part I — Financial Information

Item 1. Unaudited Financial Statements of Clear Channel Capital I, LLC (parent company of and guarantor of debt of Clear Channel Communications, Inc.)	3

Consolidated Balance Sheets at September 30, 2009 and December 31, 2008	3

Consolidated Statements of Operations for the three and nine months ended September 30, 2009, the post-merger period from July 31 through September 30, 2008, the pre-merger period from July 1 through July 30, 2008, and the pre-merger period from January 1 through July 30, 2008	5

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009, the post-merger period from July 31 through September 30, 2008 and the pre-merger period from January 1 through July 30, 2008	7

Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	42

Item 3. Quantitative and Qualitative Disclosures about Market Risk	69

Item 4T. Controls and Procedures	69

Part II — Other Information

Item 1. Legal Proceedings	70

Item 1A. Risk Factors	70

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	70

Item 3. Defaults Upon Senior Securities	70

Item 4. Submission of Matters to a Vote of Security Holders	70

Item 5. Other Information	70

Item 6. Exhibits	71

Signatures	76

PART I

Item 1. UNAUDITED FINANCIAL STATEMENTS OF CLEAR CHANNEL CAPITAL I, LLC

CLEAR CHANNEL CAPITAL I, LLC

CONSOLIDATED BALANCE SHEETS

ASSETS

(In thousands)

	September 30, 2009 (Unaudited)	December 31, 2008 (As adjusted)*
CURRENT ASSETS
Cash and cash equivalents	$1,374,770	$239,846
Accounts receivable, net of allowance of $81,107 in 2009 and $97,364 in 2008	1,312,295	1,431,304
Prepaid expenses	96,253	133,217
Other current assets	282,104	262,188

Total Current Assets	3,065,422	2,066,555

PROPERTY, PLANT AND EQUIPMENT
Land, buildings and improvements	632,352	614,811
Structures	2,498,666	2,355,776
Towers, transmitters and studio equipment	375,272	353,108
Furniture and other equipment	236,221	242,287
Construction in progress	98,948	128,739

	3,841,459	3,694,721
Less accumulated depreciation	429,389	146,562

	3,412,070	3,548,159

INTANGIBLE ASSETS
Definite-lived intangibles, net	2,704,087	2,881,720
Indefinite-lived intangibles – licenses	2,429,764	3,019,803
Indefinite-lived intangibles – permits	1,137,201	1,529,068
Goodwill	4,176,813	7,090,621

OTHER ASSETS
Notes receivable	11,686	11,633
Investments in, and advances to, nonconsolidated affiliates	346,275	384,137
Other assets	371,918	560,260
Other investments	40,840	33,507

Total Assets	$17,696,076	$21,125,463

* As adjusted for the adoption of ASC 810-10-45, which requires minority interests to be recharacterized as noncontrolling interests and classified as a component of equity in the consolidated balance sheets.

See Notes to Consolidated Financial Statements

CLEAR CHANNEL CAPITAL I, LLC

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND MEMBER’S DEFICIT

(In thousands)

	September 30, 2009 (Unaudited)	December 31, 2008 (As adjusted)*
CURRENT LIABILITIES
Accounts payable	$105,986	$155,240
Accrued expenses	733,737	793,366
Accrued interest	79,529	181,264
Accrued income taxes	10,037	—
Current portion of long-term debt	443,615	562,923
Deferred income	184,559	153,153

Total Current Liabilities	1,557,463	1,845,946

Long-term debt	19,820,158	18,940,697
Deferred tax liability	2,520,389	2,679,312
Other long-term liabilities	818,626	575,739

Commitments and contingent liabilities (Note 5)

MEMBER’S DEFICIT
Noncontrolling interest	447,356	426,220
Member’s interest	2,110,086	2,101,076
Retained deficit	(9,223,474)	(5,041,998)
Accumulated other comprehensive loss	(354,528)	(401,529)

Total Member’s Deficit	(7,020,560)	(2,916,231)

Total Liabilities and Member’s Deficit	$17,696,076	$21,125,463

* As adjusted for the adoption of ASC 810-10-45, which requires minority interests to be recharacterized as noncontrolling interests and classified as a component of equity in the consolidated balance sheets.

See Notes to Consolidated Financial Statements

CLEAR CHANNEL CAPITAL I, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended September 30, 2009	Period from July 31 through September 30, 2008	Period from July 1 through July 30, 2008
	Post-Merger	Post-Merger (As adjusted)*	Pre-Merger (As adjusted)*
Revenue	$1,393,973	$1,128,136	$556,457

Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	632,778	473,738	256,667
Selling, general and administrative expenses (excludes depreciation and amortization)	337,055	291,469	150,344
Depreciation and amortization	190,189	108,140	54,323
Corporate expenses (excludes depreciation and amortization)	79,723	33,395	31,392
Merger expenses	—	—	79,839
Other operating income (expense) - net	1,403	842	(4,624)

Operating income (loss)	155,631	222,236	(20,732)
Interest expense	369,314	281,479	31,032
Loss on marketable securities	(13,378)	—	—
Equity in earnings of nonconsolidated affiliates	1,226	2,097	2,180
Other income (expense) – net	222,282	(10,914)	(10,813)

Income (loss) before income taxes and discontinued operations	(3,553)	(68,060)	(60,397)
Income tax benefit (expense):
Current	(12,735)	38,217	97,600
Deferred	(76,383)	(5,008)	(78,465)

Income tax benefit (expense)	(89,118)	33,209	19,135

Income (loss) before discontinued operations	(92,671)	(34,851)	(41,262)
Income (loss) from discontinued operations, net	—	(1,013)	(3,058)

Consolidated net income (loss)	(92,671)	(35,864)	(44,320)

Amount attributable to noncontrolling interest	(2,816)	8,868	1,135

Net income (loss) attributable to the Company	$(89,855)	$(44,732)	$(45,455)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	70,166	(178,594)	13,112
Unrealized gain (loss) on securities and derivatives:
Unrealized holding loss on marketable securities	(9,705)	(19,634)	(29,742)
Unrealized holding loss on cash flow derivatives	(17,243)	—	—
Reclassification adjustment	11,837	—	(4,931)

Comprehensive income (loss)	(34,800)	(242,960)	(67,016)

Amount attributable to noncontrolling interest	9,192	(22,551)	(2,371)

Comprehensive income (loss) attributable to the Company	$(43,992)	$(220,409)	(64,645)

Net income (loss) per common share:
Income (loss) attributable to the Company before discontinued operations – Basic			$(.09)
Discontinued operations – Basic			—

Net income (loss) attributable to the Company – Basic			$(.09)

Weighted average common shares – Basic			495,465
Income (loss) attributable to the Company before discontinued operations – Diluted			$(.09)
Discontinued operations – Diluted			—

Net income (loss) attributable to the Company – Diluted			$(.09)

Weighted average common shares – Diluted			495,465
Dividends declared per share			$—

* As adjusted for the adoption of ASC 810-10-45, which provides that net income or loss of an entity includes amounts attributable to the noncontrolling interest.

See Notes to Consolidated Financial Statements

CLEAR CHANNEL CAPITAL I, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Nine Months Ended September 30, 2009	Period from July 31 through September 30, 2008	Period from January 1 through July 30, 2008
	Post-Merger	Post-Merger (As adjusted)*	Pre-Merger (As adjusted)*
Revenue	$4,039,825	$1,128,136	$3,951,742

Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,888,203	473,738	1,706,099
Selling, general and administrative expenses (excludes depreciation and amortization)	1,075,149	291,469	1,022,459
Depreciation and amortization	573,994	108,140	348,789
Corporate expenses (excludes depreciation and amortization)	177,445	33,395	125,669
Merger expenses	—	—	87,684
Impairment charges	4,041,252	—	—
Other operating income (expense) - net	(33,007)	842	14,827

Operating income (loss)	(3,749,225)	222,236	675,869
Interest expense	1,140,992	281,479	213,210
Gain (loss) on marketable securities	(13,378)	—	34,262
Equity in earnings (loss) of nonconsolidated affiliates	(20,681)	2,097	94,215
Other income (expense) – net	649,731	(10,914)	(5,112)

Income (loss) before income taxes and discontinued operations	(4,274,545)	(68,060)	586,024
Income tax benefit (expense):
Current	(42,766)	38,217	(27,280)
Deferred	118,608	(5,008)	(145,303)

Income tax benefit (expense)	75,842	33,209	(172,583)

Income (loss) before discontinued operations	(4,198,703)	(34,851)	413,441
Income (loss) from discontinued operations, net	—	(1,013)	640,236

Consolidated net income (loss)	(4,198,703)	(35,864)	1,053,677

Amount attributable to noncontrolling interest	(17,227)	8,868	17,152

Net income (loss) attributable to the Company	$(4,181,476)	$(44,732)	$1,036,525

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	155,881	(178,594)	72,676
Unrealized gain (loss) on securities and derivatives:
Unrealized holding loss on marketable securities	(11,315)	(19,634)	(77,320)
Unrealized holding loss on cash flow derivatives	(92,993)	—	—
Reclassification adjustment	14,957	—	(30,928)

Comprehensive income (loss)	(4,114,946)	(242,960)	1,000,953

Amount attributable to noncontrolling interest	19,529	(22,551)	19,210

Comprehensive income (loss) attributable to the Company	$(4,134,475)	$(220,409)	981,743

Net income (loss) per common share:
Income (loss) attributable to the Company before discontinued operations – Basic			$.80
Discontinued operations – Basic			1.29

Net income (loss) attributable to the Company – Basic			$2.09

Weighted average common shares – Basic			495,044
Income (loss) attributable to the Company before discontinued operations – Diluted			$.80
Discontinued operations – Diluted			1.29

Net income (loss) attributable to the Company – Diluted			$2.09

Weighted average common shares – Diluted			496,519
Dividends declared per share			$—

* As adjusted for the adoption of ASC 810-10-45, which provides that net income or loss of an entity includes amounts attributable to the noncontrolling interest.

See Notes to Consolidated Financial Statements

CLEAR CHANNEL CAPITAL I, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30, 2009	Period from July 31 through September 30, 2008	Period from January 1 through July 30, 2008
	Post-Merger	Post-Merger (As adjusted)*	Pre-Merger (As adjusted)*
Cash flows from operating activities:

Consolidated net income (loss)	$(4,198,703)	$(35,864)	$1,053,677
(Income) loss from discontinued operations, net	—	1,013	(640,236)

	(4,198,703)	(34,851)	413,441

Reconciling items:
Impairment charges	4,041,252	—	—
Depreciation and amortization	573,994	108,140	348,789
Deferred taxes	(118,608)	5,008	145,303
(Gain) loss on sale of operating and fixed assets	33,007	(842)	(14,827)
(Gain) loss on available-for-sale and trading securities	13,378	—	(36,758)
Loss on forward exchange contract	—	—	2,496
(Gain) loss on extinguishment of debt	(669,333)	16,229	13,484
Provision for doubtful accounts	20,774	8,902	23,216
Share-based compensation	28,522	6,539	62,723
Equity in loss (earnings) of nonconsolidated affiliates	20,681	(2,097)	(94,215)
Amortization of deferred financing charges, bond premiums and accretion of note discounts, net	176,901	41,144	3,530
Other reconciling items - net	31,654	316	9,133
Changes in other operating assets and liabilities, net	56,583	(103,197)	158,943

Net cash provided by operating activities	10,102	45,291	1,035,258
Cash flows from investing activities:
Change in notes receivable – net	474	140	336
Change in investments in and advances to nonconsolidated affiliates	(4,354)	6,349	25,098
Cross currency settlement of interest	—	—	(198,615)
Sales (purchases) of investments - net	41,436	(26)	173,369
Purchases of property, plant and equipment	(150,799)	(48,937)	(240,202)
Proceeds from disposal of assets	40,856	1,767	72,806
Acquisition of operating assets, net of cash acquired	(7,294)	(20,247)	(153,836)
Change in other - net	12,662	(16,989)	(95,207)
Cash used to purchase equity	—	(17,430,258)	—

Net cash used in investing activities	(67,019)	(17,508,201)	(416,251)
Cash flows from financing activities:
Draws on credit facilities	1,661,508	488,000	692,614
Payments on credit facilities	(174,661)	(82,221)	(872,901)
Proceeds from long-term debt	500,000	456	5,476
Payments on long-term debt	(468,696)	(366,713)	(1,282,348)
Repurchases of long-term debt	(300,937)	—	—
Debt proceeds used to finance the merger	—	15,377,919	—
Payments on forward exchange contract	—	—	(110,410)
Payments for purchase of common shares	(220)	(1)	(3,781)
Payments for purchase of noncontrolling interest	(25,153)	—	—
Equity contribution used to finance the merger	—	2,142,831	—
Proceeds from exercise of stock options and other	—	—	17,776
Dividends paid	—	—	(93,367)

Net cash provided by (used in) financing activities	1,191,841	17,560,271	(1,646,941)
Cash flows from discontinued operations:
Net cash used in operating activities	—	(1,967)	(67,751)
Net cash provided by investing activities	—	—	1,098,892
Net cash provided by financing activities	—	—	—

Net cash provided by (used in) discontinued operations	—	(1,967)	1,031,141

Net increase in cash and cash equivalents	1,134,924	95,394	3,207

Cash and cash equivalents at beginning of period	239,846	148,355	145,148

Cash and cash equivalents at end of period	$1,374,770	$243,749	148,355

* As adjusted for the adoption of ASC 810-10-45, which provides that net income or loss of an entity includes amounts attributable to the noncontrolling interest.

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

CCMH accounted for its acquisition of Clear Channel as a purchase business combination in conformity with Statement of Financial Accounting Standards No. 141, Business Combinations, and Emerging Issues Task Force Issue 88-16, Basis in Leveraged Buyout Transactions. CCMH allocated a portion of the consideration paid to the assets and liabilities acquired at their respective fair values with the remaining portion recorded at the continuing shareholders’ basis. Excess consideration after this allocation was recorded as goodwill. The purchase price allocation was complete as of July 30, 2009 in accordance with ASC 805-10-25, which requires that the allocation period not exceed one year from the date of acquisition.

The accompanying consolidated statements of operations and statements of cash flows are presented for two periods: post-merger and pre-merger. The merger resulted in a new basis of accounting beginning on July 31, 2008 and the financial reporting periods are presented as follows:

•

The three and nine month periods ended September 30, 2009 and the period from July 31 through September 30, 2008 reflect the post-merger period of the Company, including the merger of a wholly-owned subsidiary of CCMH with and into Clear Channel. Subsequent to the acquisition, Clear Channel became a direct, wholly-owned subsidiary of the Company and the business of the Company became that of Clear Channel and its subsidiaries. All references to the Company are for the post-merger period.

•

The periods from January 1 through July 30, 2008 and July 1 through July 30, 2008 reflect the pre-merger period of Clear Channel. Prior to the acquisition of Clear Channel, the Company had not conducted any activities, other than activities incident to its formation and in connection with the acquisition, and did not have any assets or liabilities, other than as related to the acquisition. The consolidated financial statements for all pre-merger periods were prepared using the historical basis of accounting for Clear Channel. As a result of the merger and the associated purchase accounting, the consolidated financial statements of the post-merger periods are not comparable to periods preceding the merger. All references to Clear Channel, other than those references present in Footnotes 3, 7 and 8, are for the pre-merger period.

The opening balance sheet reflected the preliminary allocation of purchase price, based on available information and certain assumptions management believed were reasonable. During the first seven months of 2009, CCMH decreased the initial fair value estimate of its permits, contracts, site leases and other assets and liabilities primarily in its Americas outdoor segment by $116.1 million based on additional information received, which resulted in an increase to goodwill of $71.7 million and a decrease to deferred taxes of $44.4 million. During the third quarter of 2009, CCMH recorded a $45.0 million increase to goodwill in its International outdoor segment related to the fair value of certain minority interests recorded pursuant to ASC 480-10-S99, which distinguishes liabilities from equity, and which had no related tax effect. In addition, during the third quarter of 2009, CCMH adjusted deferred taxes by $44.3 million to true-up its tax rates in certain jurisdictions that were estimated in the initial purchase price allocation.

The following unaudited supplemental pro forma information reflects the consolidated results of operations of the Company as if the merger had occurred on January 1, 2008. The historical financial information was adjusted to give effect to items that are (i) directly attributed to the merger, (ii) factually supportable, and (iii) expected to have a continuing impact on the consolidated results. Such items include depreciation and amortization expense associated with the valuations of property, plant and equipment and definite-lived intangible assets, corporate expenses associated with equity-based awards granted to certain members of management, expenses associated with the accelerated vesting of employee equity-based awards upon the closing of the merger, interest expense related to debt issued in conjunction with the merger and the fair value adjustment to Clear Channel’s existing debt and the related tax effects of these items. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the merger had actually occurred on that date, nor of the results that may be obtained in the future.

(In thousands)	Period from January 1 through July 30, 2008	Period from July 1 through July 30, 2008
	Pre-Merger	Pre-Merger
Revenue	$3,951,742	$556,457
Income (loss) before discontinued operations	$(64,952)	$(46,166)
Net income (loss) attributable to the Company	$575,284	$(49,224)

Liquidity

The Company’s primary source of liquidity is cash flow from operations, which has been adversely affected by the global economic downturn. The risks associated with the Company’s businesses become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. The global economic downturn has resulted in a decline in advertising and marketing services among the Company’s customers, resulting in a decline in advertising revenues across the Company’s businesses. This reduction in advertising revenues has had an adverse effect on the Company’s revenue, profit margins, cash flow and liquidity. The continuation of the global economic downturn may continue to adversely impact the Company’s revenue, profit margins, cash flow and liquidity.

In January 2009, CCMH announced that it commenced a restructuring program targeting a reduction of fixed costs. The Company recognized approximately $23.1 million and $113.3 million of expenses related to CCMH’s restructuring program during the three and nine months ended September 30, 2009, respectively.

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

CCMH’s and Clear Channel’s corporate credit and issue-level ratings were downgraded on June 8, 2009 by Standard & Poor’s Ratings Services. CCMH’s and Clear Channel’s corporate credit ratings were lowered from “B-” to “CCC”, where they currently remain. The downgrade had no impact on Clear Channel’s borrowing costs under the credit agreements.

CCMH Purchase Accounting Adjustments

Purchase accounting adjustments, including goodwill, are reflected in the financial statements of the Company and its subsidiaries.

Omission of Per Share Information for the Post-Merger Period

Net loss per share information is not presented for post-merger periods as such information is not meaningful. During the post-merger period, Clear Channel Capital II, LLC is the sole member of the Company and owns 100% of the limited liability company interests of the Company.

Impairment Charges

The Company performed an interim impairment test as of June 30, 2009 on its indefinite-lived assets, including Federal Communications Commission (“FCC”) licenses and billboard permits. The industry cash flow forecasts during the first six months of 2009 were below the forecasts used in the discounted cash flow models used to calculate the impairments at December 31, 2008. The estimated fair value of the Company’s FCC licenses and permits was below their carrying values, which resulted in a non-cash impairment charge of $935.6 million. See Note 2 for further discussion.

The Company also performed an interim goodwill impairment test as of June 30, 2009. The revenue forecasts for 2009 declined 8%, 7% and 9% for Radio, Americas outdoor and International outdoor, respectively, compared to the forecasts used in the 2008 impairment test primarily as a result of the revenues realized during the first six months of 2009. As a result, the estimated fair values of the Company’s reporting units were below their carrying values, which required the Company to compare the implied fair value of each reporting unit’s goodwill with its carrying value. As a result, the Company recognized a non-cash impairment charge of $3.1 billion to reduce goodwill. See Note 2 for further discussion.

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

Summarized Operating Results of Discontinued Operations

During 2008, Clear Channel completed the sale of its television business and certain radio stations. Summarized operating results of these businesses reported in discontinued operations are as follows:

(In thousands)	Period from July 31 through September 30, 2008	Period from July 1 through July 30, 2008	Period from January 1 through July 30, 2008
	Post-Merger	Pre-Merger	Pre-Merger
Revenue	$251	$929	$74,783
Income before income taxes	$16	$2,697	$702,698

Included in income from discontinued operations, net is income tax expense of $1.0 million for the period of July 31 through September 30, 2008. Included for the period from July 1 through July 30, 2008 and for the period from January 1 through July 30, 2008 is income tax expense of $5.8 million and $62.4 million, respectively. Also included in income from discontinued operations for the period from January 1 through July 30, 2008 is a gain of $695.8 million related to the sale of Clear Channel’s television business and certain radio stations.

Share-Based Compensation Cost

The Company does not have any equity incentive plans. Employees of subsidiaries of the Company receive equity awards from CCMH’s equity incentive plans. Prior to the merger, Clear Channel granted stock awards to its employees under its equity incentive plans. The following provides information related to CCMH’s and Clear Channel’s equity incentive plans.

The share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. The following table presents the amount of share-based compensation recorded during the three and nine months ended September 30, 2009 and 2008:

(In thousands)	Three Months Ended September 30, 2009 Post-Merger	Period from July 31 through September 30, 2008 Post-Merger	Period from July 1 through July 30, 2008 Pre-Merger	Nine Months Ended September 30, 2009 Post-Merger	Period from January 1 through July 30, 2008 Pre-Merger
Direct Expense	$2,631	$2,003	$12,975	$8,509	$21,162
Selling, General & Administrative Expense	1,750	912	14,705	5,474	21,213
Corporate Expense	4,835	3,624	14,661	14,539	20,348

Total Share-Based Compensation Expense	$9,216	$6,539	$42,341	$28,522	$62,723

As of September 30, 2009, there was $107.4 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions. This cost is expected to be recognized over three years. In addition, as of September 30, 2009, there was $80.2 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions. This cost will be recognized when it becomes probable that the performance condition will be satisfied.

New Accounting Pronouncements

In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Update No. 2009-05, Measuring Liabilities at Fair Value. The update is to ASC Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities. The purpose of this update is to reduce ambiguity in financial reporting when measuring the fair value of liabilities. The guidance provided in this update is effective for the first reporting period beginning after the date of issuance. The Company will adopt the amendment on October 1, 2009 and does not anticipate the adoption to have a material impact on its financial position or results of operations.

Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, codified in ASC 105-10, was issued in June 2009. ASC 105-10 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. ASC 105-10 establishes the ASC as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Following this statement, the FASB will issue new standards in the form of Accounting Standards Updates (“ASUs”). ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of ASC 105-10 on July 1, 2009.

Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”), which is not yet codified, was issued in June 2009. Statement No. 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Statement No. 167 amends Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities, codified in ASC 810-10-25, to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which enterprise has a controlling financial interest in a variable interest entity. Statement No. 167 requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. These requirements will provide more relevant and timely information to users of financial statements. Statement No. 167 amends ASC 810-10-25 to require additional disclosures about an enterprise’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company will adopt Statement No. 167 on January 1, 2010 and is currently evaluating the impact of adoption.

Statement of Financial Accounting Standards No. 165, Subsequent Events, codified in ASC 855-10, was issued in May 2009. The provisions of ASC 855-10 are effective for interim and annual periods ending after June 15, 2009 and are intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. In accordance with the provisions of ASC 855-10, the Company currently evaluates subsequent events through the date the financial statements are issued.

Financial Accounting Standards Board Staff Position Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, codified in ASC 260-10-45, was issued in June 2008. ASC 260-10-45 clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. Guidance is also provided on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. All prior-period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of ASC 260-10-45. The Company retrospectively adopted the provisions of ASC 260-10-45 on January 1, 2009. There was no impact of adopting ASC 260-10-45 to previously reported earnings per share for the periods July 31 through September 30, 2008, July 1 through July 30, 2008, and January 1 through July 30, 2008.

Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51, codified in ASC 810-10-45, was issued in December 2007. ASC 810-10-45 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under this guidance, noncontrolling interests are considered equity and should be reported as an element of consolidated equity, net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests, and increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. The provisions of ASC 810-10-45 are effective for the first annual reporting period beginning on or after December 15, 2008, and earlier application is prohibited. Guidance is required to be adopted prospectively, except for reclassifying noncontrolling interests to equity, separate from the parent’s equity, in the consolidated statement of financial position and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively. The Company adopted the provisions of ASC 810-10-45 on January 1, 2009, which resulted in a reclassification of approximately $426.2 million of noncontrolling interests to member’s deficit.

ASC 810-10-50-1A requires a reconciliation at the beginning and the end of the period of the carrying amount of total equity, equity attributable to the Company and equity attributable to the noncontrolling interests. The following table presents the changes in equity attributable to the Company and equity attributable to the noncontrolling interests for the nine months ended September 30, 2009 and 2008.

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2009	$(3,342,451)	$426,220	$(2,916,231)
Net loss	(4,181,476)	(17,227)	(4,198,703)
Foreign currency translation adjustments	136,350	19,531	155,881
Unrealized holding loss on marketable securities	(10,021)	(1,294)	(11,315)
Unrealized holding loss on cash flow derivatives	(92,993)	—	(92,993)
Reclassification adjustment	13,665	1,292	14,957
Other - net	9,010	18,834	27,844

Balances at September 30, 2009	(7,467,916)	447,356	(7,020,560)

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2008	$8,769,299	$464,552	$9,233,851
Net income	991,793	26,020	1,017,813
Foreign currency translation adjustments	(102,610)	(3,308)	(105,918)
Unrealized holding loss on marketable securities	(96,954)	—	(96,954)
Reclassification adjustment	(30,895)	(33)	(30,928)
Other - net	65,659	3,843	69,502
Purchase accounting	(7,755,925)	—	(7,755,925)

Balances at September 30, 2008	1,840,367	491,074	2,331,441

Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, codified in ASC 815-10-50, was issued in March 2008. ASC 815-10-50 requires additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items effect an entity’s financial position, results of operations and cash flows. The Company adopted the provisions of ASC 815-10-50 on January 1, 2009. Please refer to Note 4 for disclosure required by ASC 815-10-50.

Financial Accounting Standards Board Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, codified in ASC 820-10-35, was issued in April 2009. ASC 820-10-35 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. ASC 820-10-35 also includes guidance on identifying circumstances that indicate a transaction is not orderly. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. The Company adopted the provisions of ASC 820-10-35 on April 1, 2009 with no material impact to its financial position or results of operations.

Financial Accounting Standards Board Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, codified in ASC 320-10, was issued in April 2009. It amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC 320-10 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. The Company adopted the provisions of ASC 320-10 on April 1, 2009 with no material impact to its financial position or results of operations.

Financial Accounting Standards Board Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, codified in ASC 805-20, was issued in April 2009. ASC 805-20 addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of ASC 805-20 on accounting for contingencies in a business combination is dependent upon the nature of future acquisitions.

Financial Accounting Standards Board Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, codified in ASC 825-10, was issued in April 2009. ASC 825-10 amends prior authoritative guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The provisions of ASC 825-10 are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the disclosure requirements of ASC 825-10 on April 1, 2009.

Financial Accounting Standards Board Staff Position Emerging Issues Task Force 08-6, Equity Method Investment Accounting Considerations, codified in ASC 323-10-35, was issued in November 2008. ASC 323-10-35 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. This guidance is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years and shall be applied prospectively. The Company adopted the provisions of ASC 323-10-35 on January 1, 2009 with no material impact to its financial position or results of operations.

Note 2: INTANGIBLE ASSETS AND GOODWILL

Definite-lived Intangibles

The Company has definite-lived intangible assets which consist primarily of transit and street furniture contracts, permanent easements that provide the Company access to certain of its outdoor displays, and other contractual rights in its Americas and International outdoor segments. The Company has talent and program right contracts and advertiser relationships in its radio segment and contracts for non-affiliated radio and television stations in its media representation operations. Definite-lived intangible assets are amortized over the shorter of either the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows.

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at September 30, 2009 and December 31, 2008:

(In thousands)	September 30, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture, and other outdoor contractual rights	$831,545	$147,414	$883,130	$49,818
Customer / advertiser relationships	1,210,205	139,915	1,210,205	49,970
Talent contracts	320,854	47,381	161,644	7,479
Representation contracts	217,385	51,875	216,955	21,537
Other	548,874	38,191	548,180	9,590

Total	$3,128,863	$424,776	$3,020,114	$138,394

For the nine months ended September 30, 2009, total amortization expense from continuing operations related to definite-lived intangible assets was $257.8 million. Included in amortization expense is $25.8 million related to a purchase accounting adjustment of $155.8 million to increase the balance of the Company’s talent contracts.

During the first seven months of 2009, CCMH decreased the initial fair value estimate of its permits, contracts, site leases, and other assets and liabilities primarily in its Americas segment by $116.1 million based on additional information received which resulted in a credit to amortization expense of approximately $6.9 million.

The Company reviews its definite-lived intangibles for impairment when events and circumstances indicate that amortizable long-lived assets might be impaired and the undiscounted cash flows estimated to be generated from those assets are less than the carrying amount of those assets. When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current fair market value.

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

As acquisitions and dispositions occur in the future, amortization expense may vary. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2010	$314,392
2011	306,543
2012	291,790
2013	278,518
2014	255,583

Indefinite-lived Intangibles

The Company’s indefinite-lived intangible assets consist of FCC broadcast licenses and billboard permits. FCC broadcast licenses are granted to radio stations for up to eight years under the Telecommunications Act of 1996 (the “Act”). The Act requires the FCC to renew a broadcast license if the FCC finds that the station has served the public interest, convenience and necessity, there have been no serious violations of either the Communications Act of 1934 or the FCC’s rules and regulations by the licensee, and there have been no other serious violations which taken together constitute a pattern of abuse. The licenses may be renewed indefinitely at little or no cost. The Company does not believe that the technology of wireless broadcasting will be replaced in the foreseeable future.

The Company’s indefinite-lived intangibles consist of billboard permits. The Company’s billboard permits are effectively issued in perpetuity by state and local governments and are transferable or renewable at little or no cost. Permits typically specify the location which allows the Company the right to operate an advertising structure at the specified location. The Company’s permits are located on owned land, leased land or land for which the Company has acquired permanent easements. In cases where the Company’s permits are located on leased land, the leases typically have initial terms of between 10 to 20 years and renew indefinitely, with rental payments generally escalating at an inflation-based index. If the Company loses its lease, the Company will typically obtain permission to relocate the permit or bank it with the municipality for future use.

The indefinite-lived intangibles and goodwill are not subject to amortization, but are tested for impairment at least annually. The Company tests for possible impairment of indefinite-lived intangible assets whenever events or changes in circumstances, such as a reduction in operating cash flow or a dramatic change in the manner for which the asset is intended to be used, indicate that the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the undiscounted cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the undiscounted cash flow amount, an impairment charge is recorded in amortization expense in the statement of operations for amounts necessary to reduce the carrying value of the asset to fair value.

FCC Licenses

The Company performed an interim impairment test on its FCC licenses as of December 31, 2008, which resulted in a non-cash impairment charge of $936.2 million. The industry cash flows forecast by BIA Financial Network, Inc. (“BIA”) during the first six months of 2009 were below the BIA forecast used in the discounted cash flow model used to calculate the impairment at December 31, 2008. As a result, the Company performed an interim impairment test as of June 30, 2009 on its FCC licenses resulting in a non-cash impairment charge of $590.3 million.

The fair value of the FCC licenses was determined using the direct valuation method as prescribed in ASC 805-20-S99. Under the direct valuation method, the fair value of the FCC licenses was calculated at the market level as prescribed by ASC 350-30-35. The Company engaged Mesirow Financial Consulting, LLC (“Mesirow Financial”), a third-party valuation firm, to assist it in the development of the assumptions and the Company’s determination of the fair value of its FCC licenses. The impairment test consisted of a comparison of the fair value of the FCC licenses at the market level with their carrying amount. If the carrying amount of the FCC license exceeded its fair value, an impairment loss was recognized equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the FCC license is its new accounting basis.

The application of the direct valuation method attempts to isolate the income that is properly attributable to the license alone (that is, apart from tangible and identified intangible assets and goodwill). It is based upon modeling a hypothetical “greenfield” build up to a “normalized” enterprise that, by design, lacks inherent goodwill and whose only other assets have essentially been paid for (or added) as part of the build-up process. The Company forecasted revenue, expenses, and cash flows over a ten-year period for each of its markets in its application of the direct valuation method. The Company also calculated a “normalized” residual year which represents the perpetual cash flows of each market. The residual year cash flow was capitalized to arrive at the terminal value of the licenses in each market.

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

The calculation of the discount rate required the rate of return on debt, which was based on a review of the credit ratings for comparable companies (i.e. market participants). The Company calculated the average yield on a Standard & Poor’s “B” and “CCC” rated corporate bond which was used for the pre-tax rate of return on debt and tax-effected such yield based on applicable tax rates.

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

In calculating the fair value of its FCC licenses, the Company primarily relied on the discounted cash flow models. However, the Company relied on the stick method for those markets where the discounted cash flow model resulted in a value less than the stick method indicated.

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

Based on this analysis, the stick values were estimated to be the minimum value of a radio license within each market. This value was considered to be the fair value of the license for those markets where the present value of the cash flows and terminal value did not exceed the estimated stick value. Approximately 23% of the fair value of the Company’s FCC licenses at June 30, 2009 was determined using the stick method.

Billboard Permits

The Company’s billboard permits are effectively issued in perpetuity by state and local governments as they are transferable or renewable at little or no cost. Permits typically include the location which permits the Company to operate an advertising structure. Due to significant differences in both business practices and regulations, billboards in the International segment are subject to long-term, finite contracts versus permits in the United States and Canada. Accordingly, there are no indefinite-lived assets in the International segment.

The Company performed an interim impairment test on its billboard permits as of December 31, 2008, which resulted in a non-cash impairment charge of $722.6 million. The Company’s cash flows during the first six months of 2009 were below those in the discounted cash flow model used to calculate the impairment at December 31, 2008. As a result, the Company performed an interim impairment test as of June 30, 2009 on its billboard permits resulting in a non-cash impairment charge of $345.4 million.

The fair value of the billboard permits was determined using the direct valuation method as prescribed in ASC 805-20-S99. Under the direct valuation method, the fair value of the billboard permits was calculated at the market level as prescribed by ASC 350-30-35. The Company engaged Mesirow Financial to assist it in the development of the assumptions and the Company’s determination of the fair value of the billboard permits. The impairment test consisted of a comparison of the fair value of the billboard permits at the market level with their carrying amount. If the carrying amount of the billboard permits exceeded their fair value, an impairment loss was recognized equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the billboard permit is its new accounting basis.

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

For the normalized operating margin in the third year, management assumed a hypothetical business would operate at the lower of the operating margin for the specific market or the industry average margin of 45% based on an analysis of comparable companies. For the first and second-year of operations, the operating margin was assumed to be 50% of the “normalized” operating margin. The first and second-year expenses include the non-recurring start-up costs necessary to build the operation (i.e. development of customers, workforce, etc.).

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

The calculation of the discount rate required the rate of return on debt, which was based on a review of the credit ratings for comparable companies (i.e. market participants). Management used the yield on a Standard & Poor’s “B” rated corporate bond for the pre-tax rate of return on debt and tax-effected such yield based on applicable tax rates.

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

Goodwill

Each of the Company’s reporting units is valued using a discounted cash flow model which requires estimating future cash flows expected to be generated from the reporting unit, discounted to their present value using a risk-adjusted discount rate. Terminal values were also estimated and discounted to their present value. Assessing the recoverability of goodwill requires the Company to make estimates and assumptions about sales, operating margins, growth rates and discount rates based on its budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. The Company engaged Mesirow Financial to assist the Company in the development of these assumptions and the Company’s determination of the fair value of its reporting units.

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments:

(In thousands)	Radio	Americas Outdoor	International Outdoor	Other	Total
Pre-Merger
Balance as of December 31, 2007	$6,045,527	$688,336	$474,253	$2,000	$7,210,116
Acquisitions	7,051	—	12,341	—	19,392
Dispositions	(20,931)	—	—	—	(20,931)
Foreign currency	—	(293)	28,596	—	28,303
Adjustments	(423)	(970)	—	—	(1,393)

Balance as of July 30, 2008	$6,031,224	$687,073	$515,190	$2,000	$7,235,487

(In thousands)	Radio	Americas Outdoor	International Outdoor	Other	Total
Post-Merger
Balance as of July 31, 2008	$—	$—	$—	$—	$—
Preliminary purchase price allocation	6,335,220	2,805,780	603,712	60,115	9,804,827
Purchase price adjustments - net	356,040	438,025	(76,116)	271,175	989,124
Impairment	(1,115,033)	(2,321,602)	(173,435)	—	(3,610,070)
Acquisitions	3,486	—	—	—	3,486
Foreign exchange	—	(29,605)	(63,519)	—	(93,124)
Other	(523)	—	(3,099)	—	(3,622)

Balance as of December 31, 2008	5,579,190	892,598	287,543	331,290	7,090,621
Impairment	(2,426,597)	(389,828)	(29,722)	(211,988)	(3,058,135)
Acquisitions	10,681	2,250	110	—	13,041
Dispositions	(62,410)	—	—	(2,276)	(64,686)
Foreign currency	—	16,073	20,117	—	36,190
Purchase price adjustments - net	47,086	68,896	45,041	—	161,023
Other	(529)	(712)	—	—	(1,241)

Balance as of September 30, 2009	$3,147,421	$589,277	$323,089	$117,026	$4,176,813

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

Each of the Company’s U.S. radio markets and outdoor advertising markets are components. The U.S. radio markets are aggregated into a single reporting unit and the U.S. outdoor advertising markets are aggregated into a single reporting unit for purposes of the goodwill impairment test using the guidance in ASC 350-20-55. The Company also determined that within its Americas outdoor segment, Canada, Mexico, Peru, and Brazil constitute separate reporting units and each country in its International outdoor segment constitutes a separate reporting unit.

The Company tests goodwill at interim dates if events or changes in circumstances indicate that goodwill might be impaired. The Company’s cash flows during the first six months of 2009 were below those used in the discounted cash flow model used to calculate the impairment at December 31, 2008. Additionally, the fair value of the Company’s debt and equity at June 30, 2009 declined from the values at December 31, 2008. As a result of these indicators, the Company performed an interim goodwill impairment test as of June 30, 2009 resulting in a non-cash impairment charge of $3.1 billion.

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

The Company calculated the weighted average cost of capital (“WACC”) as of June 30, 2009 and also one-year, two-year, and three-year historical quarterly averages for each of its reporting units. WACC is an overall rate based upon the individual rates of return for invested capital (equity and interest-bearing debt). The WACC is calculated by weighting the required returns on interest-bearing debt and common equity capital in proportion to their estimated percentages in an expected capital structure. The capital structure was estimated based on the quarterly average data for publicly traded companies in the radio and outdoor advertising industry. The calculation of the WACCs considered both current industry WACCs and historical trends in the industry.

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

In line with advertising industry trends, the Company’s operations and expected cash flow are subject to significant uncertainties about future developments, including timing and severity of the recessionary trends and customers’ behaviors. To address these risks, the Company included company-specific risk premiums for each of the reporting units in the estimated WACC. Based on this analysis, company-specific risk premiums of 100 basis points, 250 basis points and 350 basis points were included for the Radio, Americas outdoor and International outdoor segments, respectively, resulting in WACCs of 11%, 12.5% and 13.5% for each of the reporting units in the Radio, Americas outdoor and International outdoor segments, respectively. Applying these WACCs, the present value of cash flows during the discrete projection period and terminal value were added to estimate the fair value of the reporting units.

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

The market comparable method provides an indication of the fair value of the invested capital of a business by comparing it to publicly traded companies in similar lines of business. The conditions and prospects of companies in similar lines of business depend on common factors such as overall demand for their products and services. An analysis of the market multiples of companies engaged in similar lines of business yields insight into investor perceptions and, therefore, the value of the subject business. These multiples are then applied to the operating results of the subject business to estimate the fair value of the invested capital on a marketable, noncontrolling basis. The Company then applies a premium for control to indicate the fair value of the business on a marketable, controlling basis.

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

The three variations of the market approach indicated that the fair value determined by the Company’s discounted cash flow model was within a reasonable range of outcomes.

The revenue forecasts for 2009 declined 8%, 7% and 9% for Radio, Americas outdoor and International outdoor, respectively, compared to the forecasts used in the 2008 impairment test primarily as a result of the revenues realized during the first six months of 2009. These market driven changes were primarily responsible for the decline in fair value of the reporting units below their carrying value. As a result, the Company recognized a non-cash impairment charge to reduce its goodwill of $3.1 billion.

NOTE 3: DEBT

Long-term debt at September 30, 2009 and December 31, 2008 consisted of the following:

(In thousands)	September 30, 2009	December 31, 2008
Senior Secured Credit Facilities:
Term Loan A Facility	$1,331,500	$1,331,500
Term Loan B Facility	10,700,000	10,700,000
Term Loan C - Asset Sale Facility	695,879	695,879
Revolving Credit Facility	1,817,500	220,000
Delayed Draw Term Loan Facilities	1,032,500	532,500
Receivables Based Credit Facility	332,232	445,609
Other Secured Long-term Debt	5,385	6,604

Total Consolidated Secured Debt	15,914,996	13,932,092

Senior Cash Pay Notes	796,250	980,000
Senior Toggle Notes	1,027,701	1,330,000
Clear Channel Senior Notes:
4.25% Senior Notes Due 2009	—	500,000
7.65% Senior Notes Due 2010	116,181	133,681
4.5% Senior Notes Due 2010	239,975	250,000
6.25% Senior Notes Due 2011	692,737	722,941
4.4% Senior Notes Due 2011	140,241	223,279
5.0% Senior Notes Due 2012	249,851	275,800
5.75% Senior Notes Due 2013	312,109	475,739
5.5% Senior Notes Due 2014	550,455	750,000
4.9% Senior Notes Due 2015	250,000	250,000
5.5% Senior Notes Due 2016	250,000	250,000
6.875% Senior Debentures Due 2018	175,000	175,000
7.25% Senior Debentures Due 2027	300,000	300,000
Other long-term debt	79,852	69,260
Purchase accounting adjustments and original issue (discount) premium	(831,575)	(1,114,172)

	20,263,773	19,503,620
Less: current portion	443,615	562,923

Total long-term debt	$19,820,158	$18,940,697

Clear Channel’s weighted average interest rate at September 30, 2009 was 5.7%. The aggregate market value of the Company’s debt based on quoted market prices for which quotes were available was approximately $14.6 billion and $17.2 billion at September 30, 2009 and December 31, 2008, respectively.

The Company and its subsidiaries have repurchased certain debt (described below) and may pursue in the future various financing alternatives, including retiring or purchasing its outstanding indebtedness through cash purchases, prepayments and/or exchanges for newly issued debt or equity securities or obligations, in open market purchases, privately negotiated transactions or otherwise. The Company may also sell certain assets or properties and use the proceeds to reduce its indebtedness or the indebtedness of its subsidiaries. Such repurchases, prepayments, exchanges or sales, if any, could have a material positive or negative impact on the Company’s liquidity available to repay outstanding debt obligations or on the Company’s consolidated results of operations. These transactions could also require or result in amendments to the agreements governing outstanding debt obligations or changes in the Company’s leverage or other financial ratios which could have a material positive or negative impact on the Company’s ability to comply with the covenants contained in Clear Channel’s debt agreements. Such purchases, prepayments, exchanges or sales, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

The margin percentages applicable to the term loan facilities and revolving credit facility are the following percentages per annum:

•

with respect to loans under the term loan A facility and the revolving credit facility, (i) 2.40% in the case of base rate loans and (ii) 3.40% in the case of Eurocurrency rate loans, subject to downward adjustments if Clear Channel’s leverage ratio of total debt to EBITDA (as calculated in accordance with the senior secured credit facilities) decreases below 7 to 1; and

•

with respect to loans under the term loan B facility, term loan C—asset sale facility and delayed draw term loan facilities, (i) 2.65% in the case of base rate loans and (ii) 3.65% in the case of Eurocurrency rate loans, subject to downward adjustments if Clear Channel’s leverage ratio of total debt to EBITDA decreases below 7 to 1.

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

The senior secured credit facilities contain a financial covenant that requires Clear Channel to comply on a quarterly basis with a maximum consolidated senior secured net debt to adjusted EBITDA ratio (maximum of 9.5:1). This financial covenant becomes more restrictive over time beginning in the second quarter of 2013. Clear Channel’s senior secured debt consists of the senior secured credit facilities, the receivables based credit facility and certain other secured subsidiary debt. The Company was in compliance with this covenant as of September 30, 2009.

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

Senior Cash Pay Notes and Senior Toggle Notes

Clear Channel has outstanding $796.3 million aggregate principal amount of 10.75% senior cash pay notes due 2016 (the “senior cash pay notes”) and $1.0 billion aggregate principal amount of 11.00%/11.75% senior toggle notes due 2016 (the “senior toggle notes”).

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

Debt Maturities and Other

During 2009, CC Finco, LLC, and CC Finco II, LLC, both indirect wholly-owned subsidiaries of the Company, repurchased certain of Clear Channel’s outstanding senior notes shown in the table below.

(In thousands)	Three Months Ended September 30, 2009 Post-Merger	Nine Months Ended September 30, 2009 Post-Merger
CC Finco, LLC
4.25% Senior Notes Due 2009	$—	$33,500
4.5% Senior Notes Due 2010	—	10,025
7.65% Senior Notes Due 2010	—	17,500
6.25% Senior Notes Due 2011	20,204	30,204
4.4% Senior Notes Due 2011	56,038	83,038
5.0% Senior Notes Due 2012	19,949	25,949
5.75% Senior Notes Due 2013	116,395	163,630
5.5% Senior Notes Due 2014	199,545	199,545
Senior Toggle Notes	116,411	116,411

Principal amount of debt repurchased	528,542	679,802

Purchase accounting adjustments (1)	(118,834)	(141,844)
Gain recorded in “Other income (expense)” (2)	(228,994)	(295,558)

Cash paid for repurchases of long-term debt	$180,714	$242,400

CC Finco II, LLC
Senior Cash Pay Notes	$—	$183,750
Senior Toggle Notes	—	249,375

Principal amount of debt repurchased	—	433,125
Deferred loan costs and other	—	(813)
Gain recorded in “Other income (expense)” (2)	—	(373,775)

Cash paid for repurchases of long-term debt	$—	$58,537

(1)	Represents unamortized fair value purchase accounting discounts recorded as a result of the merger.
(2)	CC Finco, LLC, and CC Finco II, LLC, repurchased certain of Clear Channel’s legacy notes, senior cash pay notes and senior toggle notes at a discount, resulting in a gain on the extinguishment of debt.

During the second quarter of 2009, the Company redeemed the remaining principal amount of Clear Channel’s 4.25% senior notes at maturity with a draw under the $500.0 million delayed draw term loan facility that is specifically designated for this purpose.

Note 4: OTHER DEVELOPMENTS

Acquisitions

During the nine months ended September 30, 2009, the Company’s Americas outdoor segment paid $5.0 million primarily for the acquisition of land and buildings. In addition, during the first nine months of 2009, the Company’s Americas outdoor segment purchased the remaining 15% interest in its consolidated subsidiary, Paneles Napsa S.A., for $13.0 million and the Company’s International outdoor segment acquired an additional 5% interest in its consolidated subsidiary, Clear Channel Jolly Pubblicita SPA, for $12.1 million.

During the first nine months of 2008, the Company acquired FCC licenses in its radio segment for $11.7 million in cash. The Company acquired outdoor display faces and additional equity interests in international outdoor companies for $104.8 million in cash during the same period. The Company’s national representation business acquired representation contracts for $57.6 million in cash during the first nine months of 2008.

Also during the first nine months of 2008, the Company exchanged assets in one of its Americas markets for assets located in a different market and recognized a gain of $2.6 million in “Other income (expense) – net.”

Disposition of Assets

During the nine months ended September 30, 2009, the Company sold six radio stations for approximately $12.0 million and recorded a loss of $12.7 million in “Other operating income – net.” In addition, the Company exchanged radio stations in its radio markets for assets located in a different market and recognized a loss of $26.9 million in “Other operating income – net.”

During the first nine months of 2009, the Company sold international assets for $5.5 million resulting in a gain of $4.4 million. In addition, the Company sold assets for $5.2 million in its Americas outdoor segment and recorded a gain of $3.7 million in “Other operating income – net.” The Company also received proceeds of $18.3 million from the sale of corporate assets in the first nine months of 2009 and recorded a loss of $2.2 million in “Other operating income – net.”

The Company sold its remaining interest in Grupo ACIR Comunicaciones (“Grupo ACIR”) for approximately $40.5 million and recorded a loss of approximately $5.8 million during the nine months ended September 30, 2009.

Clear Channel received proceeds of $110.5 million related to the sale of radio stations recorded as investing cash flows from discontinued operations and recorded a gain of $29.1 million as a component of “Income from discontinued operations, net” during the pre-merger period ended July 30, 2008. Clear Channel received proceeds of $1.0 billion related to the sale of its television business recorded as investing cash flows from discontinued operations and recorded a gain of $666.7 million as a component of “Income from discontinued operations, net” during the pre-merger period ended July 30, 2008.

In addition, during the pre-merger period ended July 30, 2008, Clear Channel sold its 50% interest in Clear Channel Independent, a South African outdoor advertising company, and recognized a gain of $75.6 million in “Equity in earnings of nonconsolidated affiliates” based on the fair value of the equity securities received. Clear Channel classified these equity securities as available-for-sale on its consolidated balance sheet in accordance with ASC Topic 320, Investments—Debt and Equity Securities.

Clear Channel sold a portion of its investment in Grupo ACIR for approximately $47.0 million on July 1, 2008 and recorded a gain of $9.2 million in “Equity in earnings of nonconsolidated affiliates” during the pre-merger period ended July 30, 2008.

Divestiture Trusts

The Company holds nontransferable, noncompliant station combinations pursuant to certain FCC rules or, in a few cases, pursuant to temporary waivers. These noncompliant station combinations were placed in a trust in order to bring the merger into compliance with the FCC’s media ownership rules. The Company will have to divest of certain stations in these noncompliant station combinations. The trust will be terminated, with respect to each noncompliant station combination, if at any time the stations may be owned by the Company under the then-current FCC media ownership rules. The trust agreement stipulates that the Company must fund any operating shortfalls of the trust activities, and any excess cash flow generated by the trust is distributed to the Company. The Company is also the beneficiary of proceeds from the sale of stations held in the trust. The Company consolidates the trust in accordance with ASC 810-10, as the trust was determined to be a variable interest entity and the Company is its primary beneficiary.

Legal Proceedings

The Company and its subsidiaries are currently involved in certain legal proceedings arising in the ordinary course of business and, as required, have accrued their estimate of the probable costs for the resolution of these claims. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of its strategies related to these proceedings. During the nine months ended September 30, 2009, the Company recorded a $23.5 million accrual related to an unfavorable outcome of litigation concerning a breach of contract regarding internet advertising and its radio stations.

Effective Tax Rate

The effective tax rate is the provision for income taxes as a percent of income from continuing operations before income taxes. The effective tax rate for the three and nine months ended September 30, 2009 was (2,508.2%) and 1.8%, respectively. The effective rate was impacted by recording a valuation allowance on current period net losses. Due to the lack of earnings history as a merged company and limitations on net operating loss carryback claims allowed, the Company cannot rely on future earnings and carryback claims as a means to realize deferred tax assets. Pursuant to the provisions of ASC 740-10-30, deferred tax valuation allowances are required on those deferred tax assets. In addition, the effective rate was impacted as a result of the impairment of goodwill that was not deductible for tax purposes. For the three and nine months ended September 30, 2008, the effective tax rate was 40.7% and 26.9%, respectively, driven by the tax-free disposition of Clear Channel Independent, a South African outdoor advertising company.

Marketable Equity Securities and Interest Rate Swap Agreements

The Company holds marketable equity securities and interest rate swaps that are measured at fair value on each reporting date.

ASC 820-10-35 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The marketable equity securities are measured at fair value using quoted prices in active markets. Due to the fact that the inputs used to measure the marketable equity securities at fair value are observable, the Company has categorized the fair value measurements of the securities as Level 1. Other cost investments include various investments in companies for which there is no readily determinable market value. The unamortized cost, unrealized holding gains or losses, and fair value of the Company’s investments at September 30, 2009 and December 31, 2008 are as follows:

(In thousands)	September 30, 2009				December 31, 2008
Investments	Fair Value	Gross Unrealized Losses	Gross Unrealized Gains	Cost	Fair Value	Gross Unrealized Losses	Gross Unrealized Gains	Cost
Available-for-sale	$35,531	$—	$19,733	$15,798	$27,110	$—	$—	$27,110
Other cost investments	5,309	—	—	5,309	6,397	—	—	6,397

Total	$40,840	$—	$19,733	$21,107	$33,507	$—	$—	$33,507

The Company’s available-for-sale security, Independent News & Media PLC (“INM”), was in an unrealized loss position for the nine months ended September 30, 2009. As a result, the Company considered the guidance in ASC 320-10-S99 and reviewed the length of the time and the extent to which the market value was less than cost and the financial condition and near-term prospects of the issuer. After this assessment, the Company concluded that the impairment was other than temporary and recorded an $11.3 million impairment in “Gain (loss) on marketable securities.”

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

The table below shows the balance sheet classification and fair value of the Company’s interest rate swaps designated as hedging instruments:

(In thousands)
Classification as of September 30, 2009	Fair Value	Classification as of December 31, 2008	Fair Value
Other long-term liabilities	$266,155	Other long-term liabilities	$118,785

The following table details the beginning and ending accumulated other comprehensive loss and the current period activity related to the interest rate swap agreements:

(In thousands)	Accumulated other comprehensive loss
Balance at January 1, 2009	$75,079
Other comprehensive loss	92,993

Balance at September 30, 2009	$168,072

Other Comprehensive Income

The following table discloses the amount of income tax (expense) or benefit allocated to each component of other comprehensive income for nine months ended September 30, 2009 and 2008, respectively:

	Nine Months Ended September 30,
(In thousands)	2009 Post-Merger	2008 Combined
Unrealized holding (gain) loss on investments	$(22,596)	$50,731
Unrealized holding loss on cash flow derivatives	54,377	37,012

Income tax benefit	$31,781	87,743

Note 5: COMMITMENTS, CONTINGENCIES AND GUARANTEES

Certain agreements relating to acquisitions provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired companies. For acquisitions completed prior to the adoption of the provisions of ASC 805-10, the Company will continue to accrue additional amounts related to such contingent payments if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent payments, if performance targets are met, would not significantly impact the financial position or results of operations of the Company. For acquisitions completed following the adoption of the provisions of ASC 805-10, the Company accounts for these payments based on the guidance in ASC 805-20, which clarifies the accounting treatment for assets acquired and liabilities assumed in a business combination that arise from contingencies.

As discussed in Note 4, there are various lawsuits and claims pending against the Company. Based on current assumptions, the Company has accrued its estimate of the probable costs for the resolution of these claims. Future results of operations could be materially affected by changes in these assumptions or the effectiveness of the strategies related to these proceedings.

At September 30, 2009, Clear Channel guaranteed $39.8 million of credit lines provided to certain of its international subsidiaries by a major international bank. Most of these credit lines related to intraday overdraft facilities covering participants in Clear Channel’s European cash management pool. As of September 30, 2009, no amounts were outstanding under these agreements.

As of September 30, 2009, Clear Channel had outstanding commercial standby letters of credit and surety bonds of $172.2 million and $94.3 million, respectively. Letters of credit in the amount of $61.0 million are collateral in support of surety bonds and these amounts would only be drawn under the letter of credit in the event the associated surety bonds were funded and Clear Channel did not honor its reimbursement obligations to the issuers.

These letters of credit and surety bonds relate to various operational matters including insurance, bid, and performance bonds as well as other items.

Note 6: CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Clear Channel is a party to a management agreement with certain affiliates of the Sponsors and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018. These agreements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year. For the three and nine months ended September 30, 2009, the Company recognized management fees of $3.8 million and $11.3 million, respectively.

In addition, the Company reimbursed the Sponsors for additional expenses in the amount of $2.3 million and $4.4 million for the three and nine months ended September 30, 2009, respectively.

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

The following table presents the Company’s post-merger operating segment results for the three and nine months ended September 30, 2009, and for the post-merger period from July 31 through September 30, 2008, and Clear Channel’s operating segment results for the pre-merger period from July 1 through July 30, 2008 and the pre-merger period from January 1 through July 30, 2008, respectively.

(In thousands)	Radio Broadcasting	Americas Outdoor Advertising	International Outdoor Advertising	Other	Corporate and other reconciling items	Eliminations	Consolidated

Three Months Ended September 30, 2009 (Post-Merger)
Revenue	$703,232	$312,537	$348,085	$50,674	$—	$(20,555)	$1,393,973
Direct operating expenses	214,748	147,250	251,516	29,097	—	(9,833)	632,778
Selling, general and administrative expenses	222,927	47,602	61,222	16,026	—	(10,722)	337,055
Depreciation and amortization	63,008	54,102	56,951	14,086	2,042	—	190,189
Corporate expenses	—	—	—	—	79,723	—	79,723
Other operating income - net	—	—	—	—	1,403	—	1,403

Operating income (loss)	$202,549	$63,583	$(21,604)	$(8,535)	$(80,362)	$—	$155,631

Intersegment revenues	$7,225	$760	$—	$12,570	$—	$—	$20,555
Share-based payments	$2,070	$1,775	$537	$—	$4,834	$—	$9,216

Nine Months Ended September 30, 2009 (Post-Merger)
Revenue	$2,024,421	$898,277	$1,036,678	$141,807	$—	$(61,358)	$4,039,825
Direct operating expenses	676,515	440,885	729,798	73,378	—	(32,373)	1,888,203
Selling, general and administrative expenses	688,493	147,839	200,091	67,711	—	(28,985)	1,075,149
Depreciation and amortization	197,830	158,612	169,157	42,418	5,977	—	573,994
Corporate expenses	—	—	—	—	177,445	—	177,445
Impairment charge	—	—	—	—	4,041,252	—	4,041,252
Other operating expense - net	—	—	—	—	(33,007)	—	(33,007)

Operating income (loss)	$461,583	$150,941	$(62,368)	$(41,700)	$(4,257,681)	$—	$(3,749,225)

Intersegment revenues	$24,641	$2,029	$—	$34,688	$—	$—	$61,358
Identifiable assets	$8,675,629	$4,338,689	$2,350,806	$778,712	$1,552,240	$—	$17,696,076
Capital expenditures	$33,542	$58,116	$55,860	$104	$3,177	$—	$150,799
Share-based payments	$6,208	$5,971	$1,806	$—	$14,537	$—	$28,522

Period from July 1 through July 30, 2008 (Pre-Merger)
Revenue	$276,886	$124,491	$147,185	$15,156	$—	$(7,261)	$556,457
Direct operating expenses	93,408	53,659	104,695	8,571	—	(3,666)	256,667
Selling, general and administrative expenses	96,919	20,197	29,005	7,818	—	(3,595)	150,344
Depreciation and amortization	10,154	17,637	20,146	4,661	1,725	—	54,323
Corporate expenses	—	—	—	—	31,392	—	31,392
Merger expenses	—	—	—	—	79,839	—	79,839
Other operating expense - net	—	—	—	—	(4,624)	—	(4,624)

Operating income (loss)	$76,405	$32,998	$(6,661)	$(5,894)	$(117,580)	$—	$(20,732)

Intersegment revenues	$2,691	$322	$—	$4,248	$—	$—	$7,261
Share-based payments	$25,071	$1,152	$291	$1,166	$14,661	$—	$42,341

Period from July 31 through September 30, 2008 (Post-Merger)
Revenue	$567,057	$245,239	$296,460	$38,590	$—	$(19,210)	$1,128,136
Direct operating expenses	159,355	109,209	195,554	17,909	—	(8,289)	473,738
Selling, general and administrative expenses	193,045	39,590	53,585	16,170	—	(10,921)	291,469
Depreciation and amortization	16,871	38,230	42,785	8,666	1,588	—	108,140
Corporate expenses	—	—	—	—	33,395	—	33,395
Merger expenses	—	—	—	—	—	—	—
Other operating income - net	—	—	—	—	842	—	842

Operating income (loss)	$197,786	$58,210	$4,536	$(4,155)	$(34,141)	$—	$222,236

Intersegment revenues	$7,132	$2,113	$—	$9,965	$—	$—	$19,210
Identifiable assets	$14,733,618	$8,697,963	$2,775,598	$739,642	$600,554	$—	$27,547,375
Capital expenditures	$8,967	$23,317	$15,504	$596	$553	$—	$48,937
Share-based payments	$1,298	$1,236	$339	$42	$3,624	$—	$6,539

	Radio Broadcasting	Americas Outdoor Advertising	International Outdoor Advertising	Other	Corporate and other reconciling items	Eliminations	Consolidated

Period from January 1 through July 30, 2008 (Pre-Merger)
Revenue	$1,937,980	$842,831	$1,119,232	$111,990	$—	$(60,291)	$3,951,742
Direct operating expenses	570,234	370,924	748,508	46,490	—	(30,057)	1,706,099
Selling, general and administrative expenses	652,162	138,629	206,217	55,685	—	(30,234)	1,022,459
Depreciation and amortization	62,656	117,009	130,628	28,966	9,530	—	348,789
Corporate expenses	—	—	—	—	125,669	—	125,669
Merger expenses	—	—	—	—	87,684	—	87,684
Other operating income – net	—	—	—	—	14,827	—	14,827

Operating income (loss)	$652,928	$216,269	$33,879	$(19,151)	$(208,056)	$—	$675,869

Intersegment revenues	$23,551	$4,561	$—	$32,179	$—	$—	$60,291
Capital expenditures	$37,004	$82,672	$116,450	$1,609	$2,467	$—	$240,202
Share-based payments	$34,386	$5,453	$1,370	$1,166	$20,348	$—	$62,723

Revenue of $381.2 million and $1.1 billion derived from foreign operations are included in the data above for the three and nine months ended September 30, 2009. Identifiable assets of $2.6 billion derived from foreign operations are included in the data above as of September 30, 2009.

Revenue of $322.1 million and identifiable assets of $3.0 billion derived from foreign operations are included in the data above for the post-merger period from July 31, 2008 through September 30, 2008. Revenue of $158.7 million and identifiable assets of $2.9 billion derived from foreign operations are included in the data above for the pre-merger period from July 1, 2008 through July 30, 2008. Revenue of $1.2 billion and identifiable assets of $2.9 billion derived from foreign operations are included in the data above for the pre-merger period from January 1, 2008 through July 30, 2008.

Note 8: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 9, 2009, the date that these financial statements were issued.

During October of 2009, CC Finco, LLC, repurchased certain of Clear Channel’s outstanding 5.5% senior notes due 2014 (“5.5% Notes”) and Clear Channel’s outstanding senior toggle notes for $42.5 million. The aggregate principal amounts of the 5.5% Notes and senior toggle notes repurchased were $9.0 million and $112.5 million, respectively.

Note 9: GUARANTOR SUBSIDIARIES

The Company and Clear Channel’s domestic wholly-owned subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guarantee on a joint and several basis certain of Clear Channel’s outstanding indebtedness. The following consolidating schedules present financial information on a combined basis in conformity with the SEC’s Regulation S-X Rule 3-10(d).

Post-Merger	September 30, 2009
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$—	$—	$1,191,803	$182,967	$—	$1,374,770
Accounts receivable, net of allowance	—	—	571,789	740,506	—	1,312,295
Intercompany receivables	2,250	6,726,118	—	653,317	(7,381,685)	—
Intercompany note receivable (a)	—	2,500,000	—	—	(2,500,000)	—
Prepaid expenses	4,133	—	17,261	74,859	—	96,253
Other current assets	—	48,615	52,466	188,226	(7,203)	282,104

Total Current Assets	6,383	9,274,733	1,833,319	1,839,875	(9,888,888)	3,065,422
Property, plant and equipment, net	—	—	912,089	2,499,981	—	3,412,070
Definite-lived intangibles, net	—	—	1,845,386	858,701	—	2,704,087
Indefinite-lived intangibles – licenses	—	—	2,429,764	—	—	2,429,764
Indefinite-lived intangibles – permits	—	—	—	1,137,201	—	1,137,201
Goodwill	—	—	3,260,693	916,120	—	4,176,813
Notes receivable	—	—	8,906	2,780	—	11,686
Intercompany notes receivable	—	212,000	—	—	(212,000)	—
Intercompany receivable – long-term	—	—	—	—	—	—
Investments in, and advances to, nonconsolidated affiliates and subsidiaries	—	—	1,233	345,042	—	346,275
Investment in subsidiaries	(7,823,334)	3,929,923	3,048,044	—	845,367	—
Other assets	—	256,553	12,823	357,108	(254,566)	371,918
Other investments	—	1	28,564	12,275	—	40,840

Total Assets	$(7,816,951)	$13,673,210	$13,380,821	$7,969,083	$(9,510,087)	$17,696,076

Accounts payable	$—	$—	$20,611	$85,375	$—	$105,986
Accrued expenses	—	25	248,387	485,325	—	733,737
Accrued interest	—	86,318	—	414	(7,203)	79,529
Accrued income taxes	(1,308)	(129,951)	151,677	(10,381)	—	10,037
Intercompany payable	—	—	7,381,685	—	(7,381,685)	—
Current portion of long-term debt (b)	—	363,715	5	2,579,895	(2,500,000)	443,615
Deferred income	—	—	46,444	138,115	—	184,559

Total Current Liabilities	(1,308)	320,107	7,848,809	3,278,743	(9,888,888)	1,557,463
Long-term debt	—	20,375,644	3,999	31,336	(590,821)	19,820,158
Intercompany long-term debt	—	—	212,000	—	(212,000)	—
Deferred tax liability	(11,472)	485,462	1,157,877	888,522	—	2,520,389
Other long-term liabilities	—	315,331	249,902	253,393	—	818,626
Total member’s interest (deficit)	(7,804,171)	(7,823,334)	3,908,234	3,517,089	1,181,622	(7,020,560)

Total Liabilities and Member’s Interest (Deficit)	$(7,816,951)	$13,673,210	$13,380,821	$7,969,083	$(9,510,087)	$17,696,076

(a) Clear Channel has a note receivable in the original principal amount of $2.5 billion from Clear Channel Outdoor, Inc. which matures on August 2, 2010 and may be prepaid in whole at any time, or in part from time to time. The note accrues interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel, calculated on a monthly basis. This note is mandatorily payable upon a change of control of Clear Channel Outdoor, Inc. (as defined in the note) and, subject to certain exceptions, all net proceeds from debt or equity raised by Clear Channel Outdoor, Inc. must be used to prepay such note. At September 30, 2009, the interest rate on the $2.5 billion note was 5.7%.

(b)	Clear Channel has incurred substantially all of the Company’s indebtedness.

Post-Merger	December 31, 2008
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$—	$—	$139,433	$100,413	$—	$239,846
Accounts receivable, net of allowance	—	—	622,255	809,049	—	1,431,304
Intercompany receivables	—	6,609,523	—	431,641	(7,041,164)	—
Prepaid expenses	1,472	14,677	46,603	70,465	—	133,217
Other current assets	1,960	178,985	(62,689)	145,565	(1,633)	262,188

Total Current Assets	3,432	6,803,185	745,602	1,557,133	(7,042,797)	2,066,555
Property, plant and equipment, net	—	—	959,555	2,588,604	—	3,548,159
Definite-lived intangibles, net	—	—	1,869,528	1,012,192	—	2,881,720
Indefinite-lived intangibles – licenses	—	—	3,019,803	—	—	3,019,803
Indefinite-lived intangibles – permits	—	—	—	1,529,068	—	1,529,068
Goodwill	—	—	5,809,000	1,281,621	—	7,090,621
Notes receivable	—	—	8,493	3,140	—	11,633
Intercompany notes receivable (a)	—	2,712,000	—	—	(2,712,000)	—
Investments in, and advances to, nonconsolidated affiliates and subsidiaries	—	—	—	384,137	—	384,137
Investment in subsidiaries	(3,443,136)	7,333,787	3,730,759	—	(7,621,410)	—
Other assets	—	297,694	141,215	145,806	(24,455)	560,260
Other investments	—	—	10,089	23,418	—	33,507

Total Assets	$(3,439,704)	$17,146,666	$16,294,044	$8,525,119	$(17,400,662)	$21,125,463

Accounts payable	$—	$—	$36,732	$118,508	$—	$155,240
Accrued expenses	—	—	295,402	497,964	—	793,366
Accrued interest	—	182,605	—	292	(1,633)	181,264
Intercompany payables	6,616	431,641	6,589,023	13,884	(7,041,164)	—
Current portion of long-term debt (b)	—	493,395	6	69,522	—	562,923
Deferred income	—	—	40,268	112,885	—	153,153

Total Current Liabilities	6,616	1,107,641	6,961,431	813,055	(7,042,797)	1,845,946
Long-term debt (b)	—	18,982,760	4,004	32,332	(78,399)	18,940,697
Intercompany long-term debt	—	—	212,000	2,500,000	(2,712,000)	—
Deferred tax liability	(12,229)	339,189	1,320,322	1,032,030	—	2,679,312
Other long-term liabilities	—	160,213	236,467	179,059	—	575,739
Total member’s interest (deficit)	(3,434,091)	(3,443,137)	7,559,820	3,968,643	(7,567,466)	(2,916,231)

Total Liabilities and Member’s Interest (Deficit)	$(3,439,704)	$17,146,666	$16,294,044	$8,525,119	$(17,400,662)	$21,125,463

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

(b) Clear Channel has incurred substantially all of the Company’s indebtedness.

Post-Merger	Three Months Ended September 30, 2009
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$—	$727,195	$667,745	$(967)	$1,393,973
Operating expenses:
Direct operating expenses	—	—	232,775	400,210	(207)	632,778
Selling, general and administrative expenses	—	—	224,489	113,326	(760)	337,055
Depreciation and amortization	—	—	78,682	111,507	—	190,189
Corporate expenses	4,254	4	59,918	15,547	—	79,723
Other operating income (expense) – net	—	—	243	1,160	—	1,403

Operating income (loss)	(4,254)	(4)	131,574	28,315	—	155,631
Interest expense – net	6	336,727	5,206	19,043	8,332	369,314
Loss on marketable securities	—	—	(281)	(13,097)	—	(13,378)
Equity in earnings (loss) of nonconsolidated affiliates and subsidiaries	(307,314)	(26,205)	(35,321)	1,277	368,789	1,226
Other income (expense) – net	—	(2,837)	(533)	(3,343)	228,995	222,282

Income (loss) before income taxes and discontinued operations	(311,574)	(365,773)	90,233	(5,891)	589,452	(3,553)
Income tax benefit (expense):
Current	1,308	129,951	(129,698)	(14,296)	—	(12,735)
Deferred	(252)	(71,492)	(9,018)	4,379	—	(76,383)

Income tax benefit (expense)	1,056	58,459	(138,716)	(9,917)	—	(89,118)

Income (loss) before discontinued operations	(310,518)	(307,314)	(48,483)	(15,808)	589,452	(92,671)
Income from discontinued operations, net	—	—	—	—	—	—

Consolidated net income (loss)	(310,518)	(307,314)	(48,483)	(15,808)	589,452	(92,671)

Amount attributable to noncontrolling interest	—	—	(3,141)	325	—	(2,816)

Net income (loss) attributable to the Company	$(310,518)	$(307,314)	$(45,342)	$(16,133)	$589,452	$(89,855)

Post-Merger	Period from July 31 through September 30, 2008
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$—	$584,112	$546,304	$(2,280)	$1,128,136
Operating expenses:
Direct operating expenses	—	—	173,118	300,783	(163)	473,738
Selling, general and administrative expenses	—	—	192,371	101,215	(2,117)	291,469
Depreciation and amortization	—	—	26,988	81,152	—	108,140
Corporate expenses	215	26	21,923	11,231	—	33,395
Other operating income (expense) – net	—	—	(686)	1,528	—	842

Operating loss	(215)	(26)	169,026	53,451	—	222,236
Interest expense – net	4	248,347	3,518	29,610	—	281,479
Gain on marketable securities	—	—	—	—	—	—
Equity in earnings (loss) of nonconsolidated affiliates and subsidiaries	(44,488)	113,014	16,252	2,097	(84,778)	2,097
Other income (expense) – net	(1)	(16,230)	746	4,571	—	(10,914)

Income (loss) before income taxes and discontinued operations	(44,708)	(151,589)	182,506	30,509	(84,778)	(68,060)
Income tax benefit (expense):
Current	—	85,053	(36,696)	(10,140)	—	38,217
Deferred	(24)	22,048	(28,466)	1,434	—	(5,008)

Income tax benefit (expense)	(24)	107,101	(65,162)	(8,706)	—	33,209

Income (loss) before discontinued operations	(44,732)	(44,488)	117,344	21,803	(84,778)	(34,851)
Loss from discontinued operations, net	—	—	(1,013)	—	—	(1,013)

Consolidated net income (loss)	(44,732)	(44,488)	116,331	21,803	(84,778)	(35,864)

Amount attributable to noncontrolling interest	—	—	3,317	5,551	—	8,868

Net income (loss) attributable to the Company	$(44,732)	$(44,488)	$113,014	$16,252	$(84,778)	$(44,732)

Pre-Merger	Period from July 1 through July 30, 2008
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$—	$282,788	$273,991	$(322)	$556,457
Operating expenses:
Direct operating expenses	—	—	92,957	163,710	—	256,667
Selling, general and administrative expenses	—	—	104,779	45,887	(322)	150,344
Depreciation and amortization	—	—	16,469	37,854	—	54,323
Corporate expenses	—	26	26,055	5,311	—	31,392
Merger expenses	—	79,839	—	—	—	79,839
Other operating income (expense) – net	—	—	(7,130)	2,506	—	(4,624)

Operating loss	—	(79,865)	35,398	23,735	—	(20,732)
Interest expense – net	—	(19,076)	35,540	14,568	—	31,032
Equity in earnings (loss) of nonconsolidated affiliates and subsidiaries	—	(13,449)	5,633	2,180	7,816	2,180
Other income (expense) – net	—	67	(14,451)	3,571	—	(10,813)

Income (loss) before income taxes and discontinued operations	—	(74,171)	(8,960)	14,918	7,816	(60,397)
Income tax benefit (expense):
Current	—	84,148	19,501	(6,049)	—	97,600
Deferred	—	(55,432)	(20,956)	(2,077)	—	(78,465)

Income tax benefit (expense)	—	28,716	(1,455)	(8,126)	—	19,135

Income (loss) before discontinued operations	—	(45,455)	(10,415)	6,792	7,816	(41,262)
Loss from discontinued operations, net	—	—	(3,059)	1	—	(3,058)

Consolidated net income (loss)	—	(45,455)	(13,474)	6,793	7,816	(44,320)

Amount attributable to noncontrolling interest	—	—	(25)	1,160	—	1,135

Net income (loss) attributable to the Company	$—	$(45,455)	$(13,449)	$5,633	$7,816	$(45,455)

Post-Merger	Nine Months Ended September 30, 2009
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$—	$2,088,341	$1,954,120	$(2,636)	$4,039,825
Operating expenses:
Direct operating expenses	—	—	714,253	1,174,557	(607)	1,888,203
Selling, general and administrative expenses	—	—	716,399	360,779	(2,029)	1,075,149
Depreciation and amortization	—	—	244,977	329,017	—	573,994
Corporate expenses	11,155	8	120,836	45,446	—	177,445
Impairment charge	—	—	3,224,616	816,636	—	4,041,252
Other operating income (expense) – net	—	—	(43,132)	10,125	—	(33,007)

Operating loss	(11,155)	(8)	(2,975,872)	(762,190)	—	(3,749,225)
Interest expense – net	17	1,029,985	14,867	82,875	13,248	1,140,992
Loss on marketable securities	—	—	(281)	(13,097)	—	(13,378)
Equity in earnings (loss) of nonconsolidated affiliates and subsidiaries	(4,453,950)	(3,850,509)	(818,358)	(20,630)	9,122,766	(20,681)
Other income (expense) – net	—	437,665	(2,271)	(81,221)	295,558	649,731

Income (loss) before income taxes and discontinued operations	(4,465,122)	(4,442,837)	(3,811,649)	(960,013)	9,405,076	(4,274,545)
Income tax benefit (expense):
Current	2,092	189,537	(207,587)	(26,808)	—	(42,766)
Deferred	(756)	(200,650)	184,339	135,675	—	118,608

Income tax benefit (expense)	1,336	(11,113)	(23,248)	108,867	—	75,842

Income (loss) before discontinued operations	(4,463,786)	(4,453,950)	(3,834,897)	(851,146)	9,405,076	(4,198,703)
Income from discontinued operations, net	—	—	—	—	—	—

Consolidated net income (loss)	(4,463,786)	(4,453,950)	(3,834,897)	(851,146)	9,405,076	(4,198,703)

Amount attributable to noncontrolling interest	—	—	(13,814)	(3,413)	—	(17,227)

Net income (loss) attributable to the Company	$(4,463,786)	$(4,453,950)	$(3,821,083)	$(847,733)	$9,405,076	$(4,181,476)

Post-Merger	Period from July 31 through September 30, 2008
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$—	$584,112	$546,304	$(2,280)	$1,128,136
Operating expenses:
Direct operating expenses	—	—	173,118	300,783	(163)	473,738
Selling, general and administrative expenses	—	—	192,371	101,215	(2,117)	291,469
Depreciation and amortization	—	—	26,988	81,152	—	108,140
Corporate expenses	215	26	21,923	11,231	—	33,395
Other operating income – net	—	—	(686)	1,528	—	842

Operating income (loss)	(215)	(26)	169,026	53,451	—	222,236
Interest expense	4	248,347	3,518	29,610	—	281,479
Gain on marketable securities	—	—	—	—	—	—
Equity in earnings (loss) of nonconsolidated affiliates and subsidiaries	(44,488)	113,014	16,252	2,097	(84,778)	2,097
Other income (expense) – net	(1)	(16,230)	746	4,571	—	(10,914)

Income (loss) before income taxes and discontinued operations	(44,708)	(151,589)	182,506	30,509	(84,778)	(68,060)
Income tax benefit (expense):
Current	—	85,053	(36,696)	(10,140)	—	38,217
Deferred	(24)	22,048	(28,466)	1,434	—	(5,008)

Income tax benefit (expense)	(24)	107,101	(65,162)	(8,706)	—	33,209

Income (loss) before discontinued operations	(44,732)	(44,488)	117,344	21,803	(84,778)	(34,851)
Loss from discontinued operations, net	—	—	(1,013)	—	—	(1,013)

Consolidated net income (loss)	(44,732)	(44,488)	116,331	21,803	(84,778)	(35,864)

Amount attributable to noncontrolling interest	—	—	3,317	5,551	—	8,868

Net income (loss) attributable to the Company	$(44,732)	$(44,488)	$113,014	$16,252	$(84,778)	$(44,732)

Pre-Merger	Period from January 1 through July 30, 2008
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$—	$1,978,039	$1,978,264	$(4,561)	$3,951,742
Operating expenses:
Direct operating expenses	—	—	579,094	1,127,005	—	1,706,099
Selling, general and administrative expenses	—	—	675,333	351,687	(4,561)	1,022,459
Depreciation and amortization	—	—	100,675	248,114	—	348,789
Corporate expenses	—	275	86,030	39,364	—	125,669
Merger expenses	—	87,684	—	—	—	87,684
Other operating income – net	—	—	3,849	10,978	—	14,827

Operating income (loss)	—	(87,959)	540,756	223,072	—	675,869
Interest (income) expense	—	(132,888)	257,445	88,653	—	213,210
Gain on marketable securities	—	—	34,262	—	—	34,262
Equity in earnings (loss) of nonconsolidated affiliates and subsidiaries	—	744,920	185,444	94,215	(930,364)	94,215
Other income (expense) – net	—	(28)	(17,576)	12,492	—	(5,112)

Income (loss) before income taxes and discontinued operations	—	789,821	485,441	241,126	(930,364)	586,024
Income tax benefit (expense):
Current	—	300,980	(291,369)	(36,891)	—	(27,280)
Deferred	—	(54,276)	(67,172)	(23,855)	—	(145,303)

Income tax benefit (expense)	—	246,704	(358,541)	(60,746)	—	(172,583)

Income (loss) before discontinued operations	—	1,036,525	126,900	180,380	(930,364)	413,441
Income from discontinued operations, net	—	—	637,120	3,116	—	640,236

Consolidated net income (loss)	—	1,036,525	764,020	183,496	(930,364)	1,053,677

Amount attributable to noncontrolling interest	—	—	19,100	(1,948)	—	17,152

Net income (loss) attributable to the Company	$—	$1,036,525	$744,920	$185,444	$(930,364)	$1,036,525

Post-Merger	Nine Months Ended September 30, 2009
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(4,463,786)	$(4,453,950)	$(3,834,897)	$(851,146)	$9,405,076	$(4,198,703)
(Income) loss from discontinued operations, net	—	—	—	—	—	—

	(4,463,786)	(4,453,950)	(3,834,897)	(851,146)	9,405,076	(4,198,703)
Reconciling items:
Impairment charge	—	—	3,224,616	816,636	—	4,041,252
Depreciation and amortization	—	—	244,977	329,017	—	573,994
Deferred taxes	756	200,650	(184,339)	(135,675)	—	(118,608)
(Gain) loss on sale of operating and fixed assets	—	—	43,132	(10,125)	—	33,007
(Gain) loss on extinguishment of debt	—	(440,599)	—	66,824	(295,558)	(669,333)
Loss on securities	—	—	281	13,097	—	13,378
Provision for doubtful accounts	—	—	11,602	9,172	—	20,774
Share-based compensation	—	—	20,134	8,388	—	28,522
Equity in loss (earnings) of nonconsolidated affiliates and subsidiaries	4,453,950	3,850,509	818,358	20,630	(9,122,766)	20,681
Amortization of deferred financing charges, bond premiums and accretion of note discounts, net	—	186,118	—	(22,465)	13,248	176,901
Other reconciling items - net	—	—	550	31,104	—	31,654
Changes in operating assets and liabilities:
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	(2,005)	6,780	46,623	23,101	(17,916)	56,583

Net cash provided by (used in) operating activities	(11,085)	(650,492)	391,037	298,558	(17,916)	10,102
Cash flows from investing activities:
Change in notes receivable - net	—	—	175	299	—	474
Change in investments in and advances to nonconsolidated affiliates - net	—	—	—	(4,354)	—	(4,354)
Investment in subsidiaries	—	(279,898)	—	—	279,898	—
Investment in Clear Channel notes	—	—	—	(318,853)	318,853	—
Proceeds from maturity of Clear Channel notes	—	—	—	33,500	(33,500)	—
Sales of investments - net	—	—	803	40,633	—	41,436
Purchases of property, plant and equipment	—	—	(36,537)	(114,262)	—	(150,799)
Proceeds from disposal of assets	—	—	30,200	10,656	—	40,856
Acquisition of operating assets, net of cash acquired	—	—	(2,169)	(5,125)	—	(7,294)
Change in other - net	—	(5,522)	(764)	18,948	—	12,662

Net cash provided by (used in) investing activities	—	(285,420)	(8,292)	(338,558)	565,251	(67,019)
Cash flows from financing activities:
Draws on credit facilities	—	1,655,000	—	6,508	—	1,661,508
Intercompany funding	11,269	(548,211)	669,630	(132,688)	—	—
Payments on credit facilities	—	(170,877)	—	(3,784)	—	(174,661)
Proceeds from delayed draw term loan facility	—	500,000	—	—	—	500,000
Payments on long-term debt	—	(500,000)	(5)	(2,191)	33,500	(468,696)
Repurchases of debt	—	—	—	—	(300,937)	(300,937)
Payment for purchase of common shares	(184)	—	—	(36)	—	(220)
Payment for purchase of noncontrolling interests	—	—	—	(25,153)	—	(25,153)
Proceeds from parent investment in subsidiaries	—	—	—	279,898	(279,898)	—

Net cash provided by (used in) financing activities	11,085	935,912	669,625	122,554	(547,335)	1,191,841
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities	—	—	—	—	—	—
Net cash provided by investing activities	—	—	—	—	—	—
Net cash provided by (used in) financing activities	—	—	—	—	—	—

Net cash provided by discontinued operations	—	—	—	—	—	—
Net increase in cash and cash equivalents	—	—	1,052,370	82,554	—	1,134,924
Cash and cash equivalents at beginning of period	—	—	139,433	100,413	—	239,846

Cash and cash equivalents at end of period	$—	$—	$1,191,803	$182,967	$—	$1,374,770

Post-Merger	Period from July 31 through September 30, 2008
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(44,732)	$(44,488)	$116,331	$21,803	$(84,778)	$(35,864)
Loss from discontinued operations, net	—	—	(1,013)	—	—	(1,013)

	(44,732)	(44,488)	117,344	21,803	(84,778)	(34,851)
Reconciling items:
Depreciation and amortization	—	—	26,988	81,152	—	108,140
Deferred taxes	24	(22,048)	28,466	(1,434)	—	5,008
(Gain) loss on sale of operating and fixed assets	—	—	686	(1,528)	—	(842)
Loss on extinguishment of debt	—	16,229	—	—	—	16,229
Provision for doubtful accounts	—	—	6,129	2,773	—	8,902
Share-based compensation	—	—	4,810	1,729	—	6,539
Equity in loss (earnings) of nonconsolidated affiliates and subsidiaries	44,488	(113,014)	(16,252)	(2,097)	84,778	(2,097)
Amortization of deferred financing charges, bond premiums and accretion of note discounts, net	—	41,194	(50)	—	—	41,144
Other reconciling items - net	—	(44)	1,594	(1,234)	—	316
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	(99)	(196,546)	81,291	12,157	—	(103,197)

Net cash provided by (used in) operating activities	(319)	(318,717)	251,006	113,321	—	45,291
Cash flows from investing activities:
Change in notes receivable - net	—	—	29	111	—	140
Change in investments in and advances to nonconsolidated affiliates - net	—	—	—	6,349	—	6,349
Purchases of investments - net	—	—	—	(26)	—	(26)
Purchases of property, plant and equipment	—	—	(9,726)	(39,211)	—	(48,937)
Proceeds from disposal of assets	—	—	370	1,397	—	1,767
Acquisition of operating assets, net of cash acquired	—	—	(275)	(19,972)	—	(20,247)
Change in other - net	—	68,133	(71,966)	(13,156)	—	(16,989)
Cash used to purchase equity	(2,142,830)	(15,287,428)	—	—	—	(17,430,258)

Net cash used in investing activities	(2,142,830)	(15,219,295)	(81,568)	(64,508)	—	(17,508,201)
Cash flows from financing activities:
Draws on credit facilities	—	488,000	—	—	—	488,000
Intercompany funding	318	104,217	(82,483)	(22,052)	—	—
Payments on credit facilities	—	(78,050)	—	(4,171)	—	(82,221)
Proceeds from long-term debt	—	—	—	456	—	456
Payments on long-term debt	—	(354,073)	(973)	(11,667)	—	(366,713)
Debt proceeds used to finance the merger	—	15,377,919	—	—	—	15,377,919
Payment for purchase of common shares	—	(1)	—	—	—	(1)
Equity contribution used to finance the merger	2,142,831	—	—	—	—	2,142,831

Net cash provided by (used in) financing activities	2,143,149	15,538,012	(83,456)	(37,434)	—	17,560,271
Cash flows from discontinued operations:
Net cash used in operating activities	—	—	(1,989)	22	—	(1,967)
Net cash provided by investing activities	—	—	—	—	—	—
Net cash provided by financing activities	—	—	—	—	—	—

Net cash provided by (used) in discontinued operations	—	—	(1,989)	22	—	(1,967)
Net increase in cash and cash equivalents	—	—	83,993	11,401	—	95,394
Cash and cash equivalents at beginning of period	—	—	70,590	77,765	—	148,355

Cash and cash equivalents at end of period	$—	$—	$154,583	$89,166	$—	$243,749

Pre-Merger	Period from January 1 through July 30, 2008
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$—	$1,036,525	$764,020	$183,496	$(930,364)	$1,053,677
Income from discontinued operations, net	—	—	637,120	3,116	—	640,236

	—	1,036,525	126,900	180,380	(930,364)	413,441
Reconciling items:
Depreciation and amortization	—	—	100,675	248,114	—	348,789
Deferred taxes	—	54,276	67,172	23,855	—	145,303
Gain on sale of operating and fixed assets	—	—	(3,849)	(10,978)	—	(14,827)
Loss on forward exchange contract	—	—	2,496	—	—	2,496
Gain on trading securities	—	—	(36,758)	—	—	(36,758)
Loss on extinguishment of debt	—	—	13,484	—	—	13,484
Provision for doubtful accounts	—	—	14,601	8,615	—	23,216
Share-based compensation	—	—	56,218	6,505	—	62,723
Equity in loss (earnings) of nonconsolidated affiliates and subsidiaries	—	(744,920)	(185,444)	(94,215)	930,364	(94,215)
Amortization of deferred financing charges, bond premiums and accretion of note discounts, net	—	4,499	(969)	—	—	3,530
Other reconciling items - net	—	72	4,628	4,433	—	9,133
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	—	(243,368)	437,791	(35,480)	—	158,943

Net cash provided by operating activities	—	107,084	596,945	331,229	—	1,035,258
Cash flows from investing activities:
Change in notes receivable - net	—	—	97	239	—	336
Change in investments in and advances to nonconsolidated affiliates - net	—	—	—	25,098	—	25,098
Cross currency settlement of interest	—	(198,615)	—	—	—	(198,615)
Sales of investments - net	—	—	125,700	47,669	—	173,369
Purchases of property, plant and equipment	—	—	(40,642)	(199,560)	—	(240,202)
Proceeds from disposal of assets	—	—	34,176	38,630	—	72,806
Acquisition of operating assets, net of cash acquired	—	—	(69,015)	(84,821)	—	(153,836)
Change in other - net	—	(41,118)	(56,411)	2,322	—	(95,207)

Net cash used in investing activities	—	(239,733)	(6,095)	(170,423)	—	(416,251)
Cash flows from financing activities:
Draws on credit facilities	—	620,464	—	72,150	—	692,614
Intercompany funding	—	935,681	(789,261)	(146,420)	—	—
Payments on credit facilities	—	(715,127)	—	(157,774)	—	(872,901)
Proceeds from long-term debt	—	—	—	5,476	—	5,476
Payments on long-term debt	—	(625,000)	(652,686)	(4,662)	—	(1,282,348)
Payments on forward exchange contract	—	—	(110,410)	—	—	(110,410)
Payment for purchase of common shares	—	(3,517)	—	(264)	—	(3,781)
Proceeds from exercise of stock options and other	—	13,515	—	4,261	—	17,776
Dividends paid	—	(93,367)	—	—	—	(93,367)

Net cash provided by (used in) financing activities	—	132,649	(1,552,357)	(227,233)	—	(1,646,941)
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities	—	—	(68,770)	1,019	—	(67,751)
Net cash provided by investing activities	—	—	1,095,892	3,000	—	1,098,892
Net cash provided by (used in) financing activities	—	—	—	—	—	—

Net cash provided by discontinued operations	—	—	1,027,122	4,019	—	1,031,141
Net increase in cash and cash equivalents	—	—	65,615	(62,408)	—	3,207
Cash and cash equivalents at beginning of period	—	—	4,975	140,173	—	145,148

Cash and cash equivalents at end of period	$—	$—	$70,590	$77,765	$—	$148,355

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

As permitted by the rules and regulations of the SEC, the unaudited financial statements and related footnotes included in Item 1 of Part I of this Quarterly Report on Form 10-Q are those of Clear Channel Capital I, LLC, the direct parent of Clear Channel Communications, Inc., a Texas corporation (“Clear Channel” or “Subsidiary Issuer”), and contain certain footnote disclosures regarding the financial information of Clear Channel and Clear Channel’s domestic wholly-owned subsidiaries that guarantee certain of Clear Channel’s outstanding indebtedness. All other financial information and other data and information contained in this Quarterly Report on Form 10-Q is that of Clear Channel, unless otherwise indicated. Accordingly, all references in Item 2 through Item 4T in Part I and all references in Part II of this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Clear Channel and its consolidated subsidiaries.

Consummation of Merger

CC Media Holdings, Inc. (“CCMH”) was formed in May 2007 by private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) for the purpose of acquiring the business of Clear Channel. The acquisition was consummated on July 30, 2008 pursuant to the Merger Agreement. As a result of the merger, each issued and outstanding share of our common stock, other than shares held by certain of our principals that were rolled over and exchanged for shares of CCMH’s Class A common stock, was either exchanged for (i) $36.00 in cash consideration or (ii) one share of CCMH’s Class A common stock.

CCMH accounted for the acquisition of Clear Channel as a purchase business combination in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, and Emerging Issues Task Force Issue 88-16, Basis in Leveraged Buyout Transactions. CCMH allocated a portion of the consideration paid to the assets and liabilities acquired at their respective fair values with the remaining portion recorded at the continuing shareholders’ basis. Excess consideration after this allocation was recorded as goodwill. The purchase price allocation was complete as of July 30, 2009 in accordance with ASC 805-10-25, which requires that the allocation period not exceed one year from the date of acquisition.

During the first seven months of 2009, CCMH decreased the initial fair value estimate of our permits, contracts, site leases and other assets and liabilities primarily in our Americas segment by $116.1 million based on additional information received, which resulted in an increase to goodwill of $71.7 million and a decrease to deferred taxes of $44.4 million. During the third quarter of 2009, CCMH recorded a $45.0 million increase to goodwill in our International outdoor segment related to the fair value of certain minority interests recorded pursuant to ASC 480-10-S99, which distinguishes liabilities from equity, and which had no related tax effect. In addition, during the third quarter of 2009, CCMH adjusted deferred taxes by $44.3 million to true-up our tax rates in certain jurisdictions that were estimated in the initial purchase price allocation.

Format of Presentation

Our consolidated statements of operations and statements of cash flows are presented for two periods: post-merger and pre-merger. The merger resulted in a new basis of accounting beginning on July 31, 2008 and the financial reporting periods are presented as follows:

•

The three and nine month periods ended September 30, 2009 and the period from July 31 through September 30, 2008 reflect our post-merger period. Subsequent to the acquisition, Clear Channel became an indirect, wholly-owned subsidiary of CCMH and the business of CCMH became that of Clear Channel and its subsidiaries.

•

The periods from January 1 through July 30, 2008 and July 1 through July 30, 2008 reflect our pre-merger period. The consolidated financial statements for all pre-merger periods were prepared using the historical basis of accounting for Clear Channel. As a result of the merger and the associated purchase accounting, the consolidated financial statements of the post-merger periods are not comparable to periods preceding the merger.

The discussion in this MD&A is presented on a combined basis of the pre-merger and post-merger periods for 2008. The 2008 post-merger and pre-merger results are presented but are not discussed separately. We believe that the discussion on a combined basis is more meaningful as it allows the results of operations to be analyzed to comparable periods in 2009.

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

We manage our operating segments primarily focusing on their operating income, while Corporate expenses, Merger expenses, Impairment charge, Other operating income (expense)—net, Interest expense, Gain (loss) on marketable securities, Equity in earnings (loss) of nonconsolidated affiliates, Other income (expense) – net, Income tax benefit (expense), and Income (loss) from discontinued operations, net are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.

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

Impairment to FCC Licenses

FCC broadcast licenses are granted to radio stations for up to eight years under the Telecommunications Act of 1996 (the “Act”). The Act requires the FCC to renew a broadcast license if the FCC finds that the station has served the public interest, convenience and necessity, there have been no serious violations of either the Communications Act of 1934 or the FCC’s rules and regulations by the licensee, and there have been no other serious violations which taken together constitute a pattern of abuse. The licenses may be renewed indefinitely at little or no cost.

We performed an interim impairment test on our FCC licenses as of December 31, 2008, which resulted in a non-cash impairment charge of $936.2 million. The industry cash flows forecast by BIA Financial Network, Inc. (“BIA”) during the first six months of 2009 were below the BIA forecast used in the discounted cash flow model used to calculate the impairment at December 31, 2008. As a result, we performed an interim impairment test as of June 30, 2009 on our FCC licenses resulting in a non-cash impairment charge of $590.3 million.

The fair value of the FCC licenses was determined using the direct valuation method as prescribed in ASC 805-20-S99. Under the direct valuation method, the fair value of the FCC licenses was calculated at the market level as prescribed by ASC 350-30-35. We engaged Mesirow Financial, a third-party valuation firm, to assist us in the development of the assumptions and our determination of the fair value of our FCC licenses. Our impairment test consisted of a comparison of the fair value of the FCC licenses at the market level with their carrying amount. If the carrying amount of the FCC license exceeded its fair value, an impairment loss was recognized equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the FCC license is its new accounting basis.

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

We calculated the discount rate as of the valuation date and also one-year, two-year, and three-year historical quarterly averages. The discount rate was calculated by weighting the required returns on interest-bearing debt and common equity capital in proportion to their estimated percentages in an expected capital structure. The capital structure was estimated based on the quarterly average of data for publicly traded companies in the radio broadcasting industry.

The calculation of the discount rate required the rate of return on debt, which was based on a review of the credit ratings for comparable companies (i.e., market participants). We calculated the average yield on a Standard & Poor’s “B” and “CCC” rated corporate bond which was used for the pre-tax rate of return on debt and tax-effected such yield based on applicable tax rates.

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

While we believe we have made reasonable estimates and utilized reasonable assumptions to calculate the fair value of our FCC licenses, it is possible a material change could occur. If our future actual results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations. The following table shows the resulting decline in the fair value of our FCC licenses of a 100 basis point decline in our discrete and terminal period revenue growth rate and profit margin assumptions and a 100 basis point increase in our discount rate assumption, respectively:

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

Impairment to Billboard Permits

Our billboard permits are effectively issued in perpetuity by state and local governments as they are transferable or renewable at little or no cost. Permits typically specify the locations at which we are allowed to operate an advertising structure. Due to significant differences in both business practices and regulations, billboards in our International segment are subject to long-term, finite contracts versus permits in the United States and Canada. Accordingly, there are no indefinite-lived assets in our International segment.

We performed an interim impairment test on our billboard permits as of December 31, 2008, which resulted in a non-cash impairment charge of $722.6 million. Our cash flows during the first six months of 2009 were below those in the discounted cash flow model used to calculate the impairment at December 31, 2008. As a result, we performed an interim impairment test as of June 30, 2009 on our billboard permits resulting in a non-cash impairment charge of $345.4 million.

The fair value of the billboard permits was determined using the direct valuation method as prescribed in ASC 805-20-S99. Under the direct valuation method, the fair value of the billboard permits was calculated at the market level as prescribed by ASC 350-30-35. We engaged Mesirow Financial to assist us in the development of the assumptions and our determination of the fair value of our billboard permits. Our impairment test consisted of a comparison of the fair value of the billboard permits at the market level with their carrying amount. If the carrying amount of the billboard permit exceeded its fair value, an impairment loss was recognized equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the billboard permit is its new accounting basis.

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

We calculated the discount rate as of the valuation date and also one-year, two-year, and three-year historical quarterly averages. The discount rate was calculated by weighting the required returns on interest-bearing debt and common equity capital in proportion to their estimated percentages in an expected capital structure. The capital structure was estimated based on the quarterly average of data for publicly traded companies in the outdoor advertising industry.

The calculation of the discount rate required the rate of return on debt, which was based on a review of the credit ratings for comparable companies (i.e. market participants). We used the yield on a Standard & Poor’s “B” rated corporate bond for the pre-tax rate of return on debt and tax-effected such yield based on applicable tax rates.

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

While we believe we have made reasonable estimates and utilized reasonable assumptions to calculate the fair value of our permits, it is possible a material change could occur. If our future actual results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations. The following table shows the resulting decline in the fair value of our billboard permits of a 100 basis point decline in our discrete and terminal period revenue growth rate and profit margin assumptions and a 100 basis point increase in our discount rate assumption, respectively:

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

Impairment to Goodwill

We performed an interim impairment test as of December 31, 2008 which resulted in a non-cash impairment charge of $3.6 billion to reduce our goodwill. Our goodwill impairment test is a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, if applicable and used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. We engaged Mesirow Financial to assist us in the development of the assumptions and our determination of the fair value of our reporting units.

Each of our U.S. radio markets and outdoor advertising markets are components. Our U.S. radio markets are aggregated into a single reporting unit and our U.S. outdoor advertising markets are aggregated into a single reporting unit for purposes of the goodwill impairment test using the guidance in ASC 350-20-55. We also determined that in our Americas segment, Canada, Mexico, Peru, and Brazil constitute separate reporting units and each country in our International segment constitutes a separate reporting unit.

We test goodwill at interim dates if events or changes in circumstances indicate that goodwill might be impaired. Our cash flows during the first six months of 2009 were below those used in the discounted cash flow model used to calculate the impairment at December 31, 2008. Additionally, the fair value of our debt and equity at June 30, 2009 was below the carrying amount of our reporting units at June 30, 2009. As a result of these indicators, we performed an interim goodwill impairment test as of June 30, 2009 resulting in a non-cash impairment charge of $3.1 billion.

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

We calculated the weighted average cost of capital (“WACC”) as of June 30, 2009 and also one-year, two-year, and three-year historical quarterly averages for each of our reporting units. WACC is an overall rate based upon the individual rates of return for invested capital (equity and interest-bearing debt). The WACC is calculated by weighting the required returns on interest-bearing debt and common equity capital in proportion to their estimated percentages in an expected capital structure. The capital structure was estimated based on the quarterly average data for publicly traded companies in the radio and outdoor advertising industry. Our calculation of the WACC considered both current industry WACCs and historical trends in the industry.

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

In line with advertising industry trends, our operations and expected cash flow are subject to significant uncertainties about future developments, including timing and severity of the recessionary trends and customers’ behaviors. To address these risks, we included company-specific risk premiums for each of our reporting units in the estimated WACC. Based on this analysis, company-specific risk premiums of 100 basis points, 250 basis points and 350 basis points were included for our Radio, Americas outdoor and International outdoor segments, respectively, resulting in WACCs of 11%, 12.5% and 13.5% for each of our reporting units in the Radio, Americas and International segments, respectively. Applying these WACCs, the present value of cash flows during the discrete projection period and terminal value were added to estimate the fair value of the reporting units.

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

Our revenue forecasts for 2009 declined 8%, 7% and 9% for Radio, Americas outdoor and International outdoor, respectively, compared to the forecasts used in the 2008 impairment test primarily as a result of our revenues realized during the first six months of 2009. These market driven changes were primarily responsible for the decline in fair value of our reporting units below their carrying value. As a result, we recognized a non-cash impairment charge to reduce our goodwill of $3.1 billion at June 30, 2009.

A rollforward of our goodwill balance from December 31, 2008 through September 30, 2009 by reporting unit is as follows:

(In thousands)	Balances as of December 31, 2008	Acquisitions	Dispositions	Foreign Currency	Impairment	Adjustments	Balances as of September 30, 2009
United States Radio Markets	$5,579,190	$10,681	$(62,410)	$—	$(2,426,597)	$46,557	$3,147,421
United States Outdoor Markets	824,730	2,250	—	—	(324,893)	73,546	575,633
Switzerland	56,885	—	—	1,087	(7,827)	—	50,145
Ireland	14,285	—	—	302	(10,360)	—	4,227
Baltics	10,629	—	—	—	(10,235)	—	394
Americas Outdoor – Mexico	8,729	—	—	7,220	(10,085)	(442)	5,422
Americas Outdoor – Chile	3,964	—	—	4,417	(7,834)	—	547
Americas Outdoor – Peru	45,284	—	—	—	(37,609)	—	7,675
Americas Outdoor – Brazil	4,971	—	—	4,436	(9,407)	—	—
All Others – International Outdoor	205,744	110	—	18,728	(1,300)	45,041	268,323
Other	331,290	—	(2,276)	—	(211,988)	—	117,026
Americas Outdoor – Canada	4,920	—	—	—	—	(4,920)	—

	$7,090,621	$13,041	$(64,686)	$36,190	$(3,058,135)	$159,782	$4,176,813

While we believe we have made reasonable estimates and utilized appropriate assumptions to calculate the fair value of our reporting units, it is possible a material change could occur. If future results are not consistent with our assumptions and estimates, we may be exposed to impairment charges in the future. The following table shows the resulting decline in the fair value of each of our reportable segments of a 100 basis point decline in our discrete and terminal period revenue growth rate and profit margin assumptions and a 100 basis point increase in our discount rate assumption, respectively:

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

Restructuring Program

On January 20, 2009, CCMH announced that it commenced a restructuring program (the “restructuring program”) targeting a reduction of fixed costs. For the three months ended September 30, 2009, we recognized approximately $3.6 million, $11.9 million and $7.6 million as components of direct operating expenses, selling, general and administrative expenses (“SG&A”) and corporate expenses, respectively, related to the restructuring program. For the nine months ended September 30, 2009, we had recognized approximately $53.0 million, $31.7 million and $28.6 million as components of direct operating expenses, SG&A expenses and corporate expenses, respectively, related to the restructuring program.

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

Management looks at our radio operations’ overall revenue as well as local advertising, which is sold predominately in a station’s local market, and national advertising, which is sold across multiple markets. Local advertising is sold by each radio station’s sales staff while national advertising is sold, for the most part, through our national representation firm. Local advertising, which is our largest source of advertising revenue, and national advertising revenues are tracked separately, because these revenue streams have different sales forces and respond differently to changes in the economic environment.

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

The significant expenses associated with our operations include (i) direct production, maintenance and installation expenses, (ii) site-lease expenses for land under our displays and (iii) revenue-sharing or minimum guaranteed amounts payable under our billboard, street furniture and transit display contracts. Our direct production, maintenance and installation expenses include costs for printing, transporting and changing the advertising copy on our displays, the related labor costs, the vinyl and paper costs and the costs for cleaning and maintaining our displays. Vinyl and paper costs vary according to the complexity of the advertising copy and the quantity of displays. Our site-lease expenses include lease payments for use of the land under our displays, as well as any revenue-sharing arrangements or minimum guaranteed amounts payable that we may have with the landlords. The terms of our site leases and revenue-sharing or minimum guaranteed contracts generally range from one to 20 years.

In our International business, normal market practice is to sell billboards and street furniture advertising as network packages with contract terms typically ranging from one to two weeks, compared to contract terms typically ranging from four weeks to one year in the U.S. In addition, competitive bidding for street furniture and transit display contracts, which constitute a larger portion of our International business, and a different regulatory environment for billboards, result in higher site-lease cost in our International business compared to our Americas business. As a result, our margins are typically less in our International business than in the Americas.

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

As of September 30, 2009, there was $107.4 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions. This cost is expected to be recognized over three years. In addition, as of September 30, 2009, there was $80.2 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions. This cost will be recognized when it becomes probable that the performance condition will be satisfied.

The following table details compensation costs related to share-based payments for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2009 Post-Merger	2008 Combined	2009 Post-Merger	2008 Combined
Radio Broadcasting
Direct Operating Expenses	$0.9	$12.5	$2.8	$16.8
SG&A Expenses	1.2	15.1	3.4	20.1
Americas Outdoor Advertising
Direct Operating Expenses	1.3	1.9	4.3	5.0
SG&A Expenses	0.5	0.5	1.7	1.7
International Outdoor Advertising
Direct Operating Expenses	0.4	0.5	1.4	1.4
SG&A Expenses	0.1	0.1	0.4	0.3
Corporate	4.8	18.3	14.5	24.0

Total	$9.2	$48.9	$28.5	$69.3

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of the Three and Nine Months Ended September 30, 2009 to the Three and Nine Months Ended September 30, 2008 is as follows:

(In thousands)	Three Months Ended September 30,	Period from July 31 through September 30,	Period from July 1 through July 30,	Three Months Ended September 30,	% Change
	2009 Post-Merger	2008 Post-Merger	2008 Pre-Merger	2008 Combined
Revenue	$1,393,973	$1,128,136	$556,457	$1,684,593	(17%)
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	632,778	473,738	256,667	730,405	(13%)
Selling, general and administrative expenses (excludes depreciation and amortization)	337,055	291,469	150,344	441,813	(24%)
Depreciation and amortization	190,189	108,140	54,323	162,463	17%
Corporate expenses (excludes depreciation and amortization)	79,723	33,395	31,392	64,787	23%
Merger expenses	—	—	79,839	79,839
Impairment charge	—	—	—	—
Other operating income (expense) - net	1,403	842	(4,624)	(3,782)

Operating income (loss)	155,631	222,236	(20,732)	201,504
Interest expense	369,314	281,479	31,032	312,511
Loss on marketable securities	(13,378)	—	—	—
Equity in earnings of nonconsolidated affiliates	1,226	2,097	2,180	4,277
Other income (expense) – net	222,282	(10,914)	(10,813)	(21,727)

Loss before income taxes and discontinued operations	(3,553)	(68,060)	(60,397)	(128,457)
Income tax benefit (expense):
Current	(12,735)	38,217	97,600	135,817
Deferred	(76,383)	(5,008)	(78,465)	(83,473)

Income tax benefit (expense)	(89,118)	33,209	19,135	52,344

Loss before discontinued operations	(92,671)	(34,851)	(41,262)	(76,113)
Loss from discontinued operations, net	—	(1,013)	(3,058)	(4,071)

Consolidated net loss	$(92,671)	$(35,864)	$(44,320)	$(80,184)

(In thousands)	Nine Months Ended September 30,	Period from July 31 through September 30,	Period from January 1 through July 30,	Nine Months Ended September 30,	% Change
	2009 Post-Merger	2008 Post-Merger	2008 Pre-Merger	2008 Combined
Revenue	$4,039,825	$1,128,136	$3,951,742	$5,079,878	(20%)
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,888,203	473,738	1,706,099	2,179,837	(13%)
Selling, general and administrative expenses (excludes depreciation and amortization)	1,075,149	291,469	1,022,459	1,313,928	(18%)
Depreciation and amortization	573,994	108,140	348,789	456,929	26%
Corporate expenses (excludes depreciation and amortization)	177,445	33,395	125,669	159,064	12%
Merger expenses	—	—	87,684	87,684
Impairment charge	4,041,252	—	—	—
Other operating income (expense) – net	(33,007)	842	14,827	15,669

Operating income (loss)	(3,749,225)	222,236	675,869	898,105
Interest expense	1,140,992	281,479	213,210	494,689
Gain (loss) on marketable securities	(13,378)	—	34,262	34,262
Equity in (loss) earnings of nonconsolidated affiliates	(20,681)	2,097	94,215	96,312
Other income (expense) – net	649,731	(10,914)	(5,112)	(16,026)

Income (loss) before income taxes and discontinued operations	(4,274,545)	(68,060)	586,024	517,964
Income tax benefit (expense):
Current	(42,766)	38,217	(27,280)	10,937
Deferred	118,608	(5,008)	(145,303)	(150,311)

Income tax benefit (expense)	75,842	33,209	(172,583)	(139,374)

Income (loss) before discontinued operations	(4,198,703)	(34,851)	413,441	378,590
Income (loss) from discontinued operations, net	—	(1,013)	640,236	639,223

Consolidated net income (loss)	$(4,198,703)	$(35,864)	$1,053,677	$1,017,813

Consolidated Revenue

Our consolidated revenue decreased $290.6 million during the third quarter of 2009 compared to the same period of 2008. Our radio broadcasting revenue declined $140.7 million from decreases in both local and national advertising. Our International outdoor revenue declined $95.6 million, including the $11.1 million positive impact from movements in foreign exchange. Our Americas outdoor revenue declined $57.2 million primarily from a decline in bulletin, poster and airport revenue.

Our consolidated revenue decreased $1.0 billion during the first nine months of 2009 compared to the same period of 2008. Our radio broadcasting revenue declined $480.6 million from decreases in both local and national advertising. Our International outdoor revenue declined $379.0 million, with approximately $108.7 million from movements in foreign exchange. Our Americas outdoor revenue declined $189.8 million primarily from a decline in bulletin, poster and airport revenue.

Consolidated Direct Operating Expenses

Direct operating expenses decreased $97.6 million during the third quarter of 2009 compared to the same period of 2008. Direct operating expenses in the third quarter of 2009 include $3.6 million related to the restructuring program. Our International outdoor segment contributed $48.7 million of the overall decrease which was partially offset by $8.4 million related to movements in foreign exchange. Our Americas outdoor direct operating expenses decreased $15.6 million primarily driven by decreased site-lease expenses. Our radio broadcasting direct operating expenses decreased approximately $38.0 million primarily related to decreased compensation expense associated with cost savings from the restructuring program.

Direct operating expenses decreased $291.6 million during the first nine months of 2009 compared to the same period of 2008. Direct operating expenses in the first nine months of 2009 include $53.0 million related to the restructuring program. Our International outdoor segment contributed $214.3 million of the overall decrease, of which $76.9 million related to movements in foreign exchange. Our Americas outdoor direct operating expenses decreased $39.2 million primarily driven by decreased site-lease expenses. Direct operating expenses in our radio broadcasting segment decreased approximately $53.1 million primarily related to decreased compensation expense associated with cost savings from the restructuring program.

Consolidated Selling, General and Administrative Expenses

SG&A expenses decreased $104.8 million during the third quarter of 2009 compared to the same period of 2008. SG&A expenses in the third quarter of 2009 include $11.9 million related to the restructuring program. Our radio broadcasting SG&A expenses declined $67.0 million primarily from decreases in commission and salary expenses and decreased marketing and promotional expenses. Our International outdoor SG&A expenses decreased $21.4 million primarily attributable to a decline in compensation and administrative expenses. SG&A expenses decreased $12.2 million in our Americas outdoor segment primarily related to a decline in commission expenses.

SG&A expenses decreased $238.8 million during the first nine months of 2009 compared to the same period of 2008. SG&A expenses in the first nine months of 2009 include $31.7 million related to the restructuring program. Our radio broadcasting SG&A expenses declined $156.7 million from decreases in commission and salary expenses and decreased marketing and promotional expenses. Our International outdoor SG&A expenses decreased $59.7 million primarily attributable to $21.7 million from movements in foreign exchange. SG&A expenses decreased $30.4 million in our Americas outdoor segment primarily related to a decline in commission expenses.

Depreciation and Amortization

Depreciation and amortization increased $27.7 million during the third quarter of 2009 compared to the same period of 2008 primarily due to $42.9 million associated with the fair value adjustments to the assets acquired in the merger. The increases were partially offset by $5.7 million in foreign exchange movements.

Depreciation and amortization increased $117.1 million during the first nine months of 2009 compared to the same period of 2008 primarily due to $157.3 million associated with the fair value adjustments to the assets acquired in the merger. The increases were partially offset by $13.8 million in foreign exchange movements and a $6.9 million adjustment to amortization related to a change in the preliminary fair value adjustment of transit and street furniture contracts.

Corporate Expenses

Corporate expenses increased $14.9 million during the third quarter of 2009 compared to the same period of 2008. Corporate expenses in the third quarter of 2009 include approximately $7.6 million related to the restructuring program and a $23.5 million accrual related to an unfavorable outcome of litigation concerning a breach of contract regarding internet advertising and our radio stations. The increase was partially offset by a $3.4 million reduction in bonus expense and a $13.5 million decrease in non-cash compensation related to accelerated expense taken on options that vested in the merger.

Corporate expenses increased $18.4 million during the first nine months of 2009 compared to the same period of 2008. Corporate expenses in the first nine months of 2009 include approximately $28.6 million related to the restructuring program and the $23.5 million litigation accrual discussed above. The increase was partially offset by a $14.4 million reduction in bonus expense and a $9.4 million decrease in non-cash compensation related to options that vested in the merger.

Impairment Charge

The global economic downturn has adversely affected advertising revenues across our businesses in recent months. As discussed above, we performed an impairment test in the second quarter of 2009 and recognized a non-cash impairment charge to our indefinite-lived intangible assets, definite-lived intangible assets, certain depreciable assets and goodwill of approximately $4.0 billion.

Other Operating Income (Expense) – Net

Other operating expense of $33.0 million in the first nine months of 2009 primarily relates to a $41.0 million loss on the sale and exchange of radio stations, partially offset by a $10.1 million gain on the sale of Americas and International outdoor assets and a $2.2 million loss primarily related to the sale of corporate assets.

Other operating expense of $3.8 million in the third quarter of 2008 primarily relates to a loss of $10.1 million on the sale of radio stations in Washington D.C., partially offset by a $5.4 million gain on a swap of radio stations and a $1.7 million gain on the sale of international street furniture assets. Other operating income of $15.7 million in the first nine months of 2008 consists of a gain of $3.3 million on the sale of sports broadcasting rights, a $7.0 million gain on the disposition of a representation contract, a $4.0 million gain on the sale of property, plant and equipment and a $1.7 million gain on the sale of international street furniture.

Interest Expense

Interest expense increased $56.8 million and $646.3 million during the third quarter and first nine months of 2009, respectively, compared to the same periods of 2008 primarily from an increase in outstanding indebtedness due to the merger.

Gain (Loss) on Marketable Securities

The loss on marketable securities of $13.4 million during the three and nine months ended September 30, 2009 relates to an impairment to certain available-for-sale securities and a loss on the sale of equity securities. The fair value of the available-for-sale securities was below cost for the nine months ended September 30, 2009. As a result, we considered the guidance in ASC 320-10-S99 and reviewed the length of the time and the extent to which the market value was less than cost and the financial condition and near-term prospects of the issuer. After this assessment, we concluded that the impairment was other than temporary and recorded an $11.3 million non-cash impairment charge to our investment in Independent News & Media PLC (“INM”). In addition, we recognized a $1.8 million loss on the third quarter sale of our remaining interest in Grupo ACIR Communicaciones (“Grupo ACIR”). Subsequent to the sale of 57% of our interest in Grupo ACIR in the first quarter of 2009, we no longer accounted for our investment as an equity method investment in accordance with the provisions of ASC 323 and began accounting for the investment under the cost method.

The gain on marketable securities recorded for the first nine months of 2008 of $34.3 million primarily relates to net gain of $27.0 million on the unwinding of our secured forward exchange contracts and the sale of our American Tower Corporation (“AMT”) shares. These contracts were terminated and the underlying shares were sold in June 2008. The remaining increase is related to the change in value of the secured forward exchange contracts and the underlying AMT shares recognized during the first quarter of 2008.

Equity in Earnings (Loss) of Nonconsolidated Affiliates

Equity in loss of nonconsolidated affiliates during the first nine months of 2009 of $20.7 million primarily relates to a $19.7 million impairment of equity investments in our International outdoor segment in addition to a $4.0 million loss on the sale of a portion of our remaining investment in Grupo ACIR.

Included in equity in earnings of nonconsolidated affiliates in the first nine months of 2008 is a $75.6 million gain on the sale of our 50% interest in Clear Channel Independent, a South African outdoor advertising company.

Other Income (Expense) – Net

Other income of $222.3 million in the third quarter of 2009 primarily relates to an aggregate gain of $229.0 million on the third quarter open market repurchases of certain of our senior notes. Please refer to the Sources and Uses section within this MD&A for additional discussion of the repurchases.

Other income of $649.7 million during the first nine months of 2009 relates to the third quarter repurchases discussed above and an aggregate gain of $373.7 million on the second quarter repurchase of certain of our senior toggle notes and senior cash pay notes. In addition, $66.6 million relates to the second quarter open market repurchase of certain of our senior notes.

Other expense of $21.7 million recorded during the three months ended September 30, 2008 primarily relates to a $29.8 million loss on the tender for the AMFM Operating Inc. 8% senior notes due 2008 and our 7.65% senior notes due 2010, partially offset by a dividend received of $5.5 million and a $3.1 million net foreign exchange gain related to translating short-term intercompany notes. Other expense of $16.0 million in the nine months ended September 30, 2008 consists primarily of the items discussed above and a $4.7 million impairment of an investment in a radio partnership, partially offset by a $13.5 million foreign exchange gain.

Income Tax Benefit (Expense)

Current tax expense of $12.7 million was recorded for the third quarter of 2009 as compared to current tax benefits of $135.8 million recorded for the same period of 2008 primarily due to the valuation allowances recorded on the current period net losses in 2009. Due to the lack of earnings history as a merged company and limitations on net operating loss carryback claims allowed, we cannot rely on future earnings and carryback claims as a means to realize deferred tax assets. Pursuant to the provision of ASC 740-10-30, deferred tax valuation allowances are required on those deferred tax assets. The effective tax rate for the three months ended September 30, 2009 was (2,508.2%) compared to 40.7% for the same period of the prior year. The effective rate was primarily impacted by the items mentioned in the above paragraph.

Current tax expense of $42.8 million was recorded in the first nine months of 2009 as compared to the current tax benefits of $10.9 million recorded for the same period of 2008 primarily due to the valuation allowances recorded on the current period net losses in 2009. The effective tax rate for the nine months ended September 30, 2009 was 1.8% compared to 26.9% for the same period of the prior year. The effective rate was primarily impacted by the items mentioned in the above paragraph.

Deferred tax expense for the third quarter of 2009 decreased $7.1 million compared to the same period of 2008 primarily due to additional deferred tax expense recorded in 2008 related to the termination of our cross currency swap and deductions related to certain equity awards. In 2009, deferred tax expense was recorded as a result of the deferral of the discharge of certain indebtedness income, which results from the reacquisition of business indebtedness, as provided by the American Recovery and Reinvestment Act of 2009 signed into law on February 17, 2009.

Deferred tax benefits of $118.6 million were recorded in the first nine months of 2009 as compared to deferred tax expense of $150.3 million for the same period of 2008 primarily as a result of the non-cash impairment charges related to certain indefinite-lived intangibles in 2009.

Income (Loss) from Discontinued Operations, Net

Income from discontinued operations of $639.2 million recorded during the nine months ended September 30, 2008 primarily relates to a gain of $635.6 million, net of tax, related to the sale of our television business and the sale of radio stations.

Segment Revenue and Divisional Operating Expenses

Radio Broadcasting

(In thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2009 Post-Merger	2008 Combined	% Change	2009 Post- Merger	2008 Combined	% Change
Revenue	$703,232	$843,943	(17%)	$2,024,421	$2,505,037	(19%)
Direct operating expenses	214,748	252,763	(15%)	676,515	729,589	(7%)
Selling, general and administrative expenses	222,927	289,964	(23%)	688,493	845,207	(19%)
Depreciation and amortization	63,008	27,025	133%	197,830	79,527	149%

Operating income	$202,549	$274,191	(26%)	$461,583	$850,714	(46%)

Three Months

Revenue declined approximately $140.7 million during the third quarter of 2009 compared to the same period of 2008, driven by decreases in local and national revenues. Local and national revenues were down as a result of an overall weakness in advertising. Our radio revenue experienced declines across all markets of variable sizes and advertising categories including automotive, retail and telecommunications. During the third quarter of 2009, our total minutes sold and our yield per minute decreased compared to the third quarter of 2008.

Direct operating expenses decreased approximately $38.0 million during the third quarter of 2009 compared to the same period of 2008. Compensation expense in our radio markets declined approximately $13.1 million primarily as a result of cost savings from the restructuring program. Non-cash compensation decreased $11.1 million as a result of accelerated expense on options that vested in the merger. SG&A expenses decreased approximately $67.0 million primarily from a $7.6 million decline in marketing and promotional expenses, a $20.3 million decline in commission expenses and a $12.1 million decline in compensation expense related to cost savings from the restructuring program. Non-cash compensation decreased $13.2 million as a result of options that vested in the merger. The decreases were partially offset by an increase of $5.8 million related to the restructuring program.

Depreciation and amortization increased $36.0 million primarily due to additional amortization associated with the purchase accounting adjustments to the acquired intangible assets.

Nine Months

Revenue declined approximately $480.6 million during the nine months ended September 30, 2009 compared to the same period of 2008, driven by decreases in local and national revenues. Local and national revenues were down as a result of an overall weakness in advertising. Our radio revenue experienced declines across all markets of variable sizes and advertising categories including automotive, retail and telecommunications.

Direct operating expenses decreased approximately $53.1 million during the nine months ended September 30, 2009 compared to the same period of 2008. Compensation expense declined approximately $35.9 million primarily as a result of cost savings from the restructuring program. Non-cash compensation decreased $13.5 million as a result of options that vested in the merger. These declines were partially offset by an increase of approximately $19.7 million in programming expenses in our national syndication business mostly related to new contract talent payments. SG&A expenses decreased approximately $156.7 million primarily from a $35.1 million decline in marketing and promotional expenses, a $65.9 million decline in commission expenses and a $31.6 million decline in compensation expense related to cost savings from the restructuring program. Non-cash compensation decreased $16.0 million as a result of accelerated expense on options that vested in the merger.

Depreciation and amortization increased $118.3 million primarily due to additional amortization associated with the purchase accounting adjustments to the acquired intangible assets.

Americas Outdoor Advertising

(In thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2009 Post-Merger	2008 Combined	% Change	2009 Post-Merger	2008 Combined	% Change
Revenue	$312,537	$369,730	(15%)	$898,277	$1,088,070	(17%)
Direct operating expenses	147,250	162,868	(10%)	440,885	480,133	(8%)
Selling, general and administrative expenses	47,602	59,787	(20%)	147,839	178,219	(17%)
Depreciation and amortization	54,102	55,867	(3%)	158,612	155,239	2%

Operating income	$63,583	$91,208	(30%)	$150,941	$274,479	(45%)

Three Months

Our Americas revenues were impacted by weak demand for local and national advertising across most markets. Revenue declined approximately $57.2 million during the third quarter of 2009 compared to the same period of 2008 driven by a decline in bulletin, poster and airport revenues. The decline in bulletin, poster and airport revenues was driven primarily by a decline in rate compared to the third quarter of 2008.

Direct operating expenses decreased $15.6 million during the third quarter of 2009 compared to the same period of 2008 primarily from a $10.8 million decrease in site-lease expenses associated with cost savings from the restructuring program and the decline in revenues. This decrease was partially offset by $2.0 million related to the restructuring program. SG&A expenses decreased $12.2 million during the third quarter of 2009 compared to the same period of 2008 primarily from a $2.8 million decline in commissions and a $3.0 million decline in compensation expense.

Depreciation and amortization remained relatively flat during the third quarter of 2009 compared to the same period of 2008.

Nine Months

Revenue declined approximately $189.8 million during the nine months ended September 30, 2009 compared to the same period of 2008 driven by a decline in bulletin, poster and airport revenues. The decline in bulletin, poster and airport revenues was driven primarily by a decline in rate compared to the first nine months of 2008.

Direct operating expenses decreased $39.2 million during the first nine months of 2009 compared to the same period of 2008 primarily from a $29.3 million decrease in site-lease expenses associated with cost savings from the restructuring program and the decline in revenues. This decrease was partially offset by $6.5 million related to the restructuring program. SG&A expenses decreased $30.4 million during the first nine months of 2009 compared to the same period of 2008 primarily from a $9.6 million decline in commissions and a $9.1 million decline in administrative expense.

Depreciation and amortization increased $3.4 million primarily due to a $15.2 million increase in accelerated depreciation on the removal of various structures, partially offset by a $6.9 million adjustment to amortization related to a change in the preliminary fair value adjustment of transit and street furniture contracts.

International Outdoor Advertising

(In thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2009 Post-Merger	2008 Combined	% Change	2009 Post- Merger	2008 Combined	% Change
Revenue	$348,085	$443,645	(22%)	$1,036,678	$1,415,692	(27%)
Direct operating expenses	251,516	300,249	(16%)	729,798	944,062	(23%)
Selling, general and administrative expenses	61,222	82,590	(26%)	200,091	259,802	(23%)
Depreciation and amortization	56,951	62,931	(10%)	169,157	173,413	(2%)

Operating income (loss)	$(21,604)	$(2,125)	(917%)	$(62,368)	$38,415	(262%)

Three Months

Revenue decreased approximately $95.6 million during the third quarter of 2009 compared to the same period of 2008, including the positive impact of foreign exchange of $11.1 million. The revenue decline occurred across most countries and was primarily driven by a decline in rate.

Direct operating expenses decreased $48.7 million primarily from a $23.9 million decline due to the impact of cost savings from the restructuring program and the decline in revenues. The decrease was partially offset by an increase of $8.4 million from movements in foreign exchange. SG&A expenses decreased $21.4 million primarily from $10.9 million related to a decline in compensation expense and a $3.5 million decrease in administrative expenses. The decreases were partially offset by $2.1 million related to movements in foreign exchange.

Nine Months

Revenue decreased approximately $379.0 million during the nine months ended September 30, 2009 compared to the same period of 2008, including the negative impact of foreign exchange of $108.7 million. The revenue decline occurred across most countries, with the most significant decline in France of $61.8 million primarily from the loss of a contract for advertising on railway land. Revenues in Italy and the U.K. declined $23.0 million and $22.4 million, respectively, due to challenging advertising markets resulting in a decline in rate.

Direct operating expenses decreased $214.3 million primarily from a decrease of $76.9 million from movements in foreign exchange. The remaining decline was primarily attributable to a $76.1 million decline in site-lease expenses partially as a result of the loss of the rail contract discussed above. SG&A expenses decreased $59.7 million primarily from $21.7 million related to movements in foreign exchange, $24.1 million related to a decline in compensation expense and a $13.2 million decrease in administrative expenses.

Reconciliation of Segment Operating Income (Loss) to Consolidated Operating Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2009 Post-Merger	2008 Combined	2009 Post-Merger	2008 Combined
Radio Broadcasting	$202,549	$274,191	$461,583	$850,714
Americas Outdoor Advertising	63,583	91,208	150,941	274,479
International Outdoor Advertising	(21,604)	(2,125)	(62,368)	38,415
Other	(8,535)	(10,049)	(41,700)	(23,306)
Impairment charge	—	—	(4,041,252)	—
Other operating income (expense) - net	1,403	(3,782)	(33,007)	15,669
Corporate and merger expenses	(81,765)	(147,939)	(183,422)	(257,866)

Consolidated operating income (loss)	$155,631	$201,504	$(3,749,225)	$898,105

LIQUIDITY AND CAPITAL RESOURCES

Due to the merger, a greater portion of our resources are required to fund the interest expense resulting from our indebtedness incurred in connection with the merger. The following discussion highlights our cash flow activities from continuing operations during the nine months ended September 30, 2009 and 2008.

Cash Flows

(In thousands)	Nine Months Ended September 30,
	2009 Post-Merger	2008 Combined
Cash provided by (used in):
Operating activities	$10,102	$1,080,549
Investing activities	$(67,019)	$(17,924,452)
Financing activities	$1,191,841	$15,913,330
Discontinued operations	$—	$1,029,174

Operating Activities

Cash provided by operating activities for the first nine months of 2009 primarily reflects a consolidated loss before discontinued operations of $4.2 billion adjusted for non-cash impairment charges of $4.0 billion related to goodwill and intangible assets, depreciation and amortization of $574.0 million and $176.9 million related to the amortization of debt issuance costs and accretion of fair value adjustments from the debt issued to consummate the merger. In addition, we recorded a $669.3 million gain on the extinguishment of debt discussed further in the Sources and Uses section within this MD&A, deferred taxes of $118.6 million and a $20.7 million loss in equity of nonconsolidated affiliates primarily due to a $19.7 million impairment of equity investments in our International segment.

Cash provided by operating activities for the first nine months of 2008 primarily reflects income before discontinued operations of $378.6 million plus depreciation and amortization of $456.9 million and deferred taxes of $150.3 million. In addition, we recorded $96.3 million in equity in earnings primarily related to a $75.6 million gain in equity in earnings of nonconsolidated affiliates related to the sale of our 50% interest in Clear Channel Independent based on the fair value of the equity securities received. We also recorded a net gain of $27.0 million on the termination of our secured forward sales contracts and sale of our AMT shares.

Investing Activities

For the nine months ended September 30, 2009, we spent $33.5 million for non-revenue producing capital expenditures in our Radio segment. We spent $58.1 million in our Americas segment for the purchase of property, plant and equipment mostly related to the construction of new billboards and $55.9 million in our International segment for the purchase of property, plant and equipment related to new billboard and street furniture contracts and renewals of existing contracts. We received proceeds of $41.4 million primarily related to the sale of our remaining investment in Grupo ACIR. In addition, we received proceeds of $40.9 million primarily related to the disposition of radio stations and an airplane.

Cash used in investing activities during the nine months ended September 30, 2008 principally reflects cash used in the acquisition of $17.4 billion. For the nine months ended September 30, 2008, we spent $45.9 million for non-revenue producing capital expenditures in our Radio segment. We spent $106.0 million in our Americas segment for the purchase of property, plant and equipment mostly related to the construction of new billboards and $131.9 million in our International segment for the purchase of property, plant and equipment related to new billboard and street furniture contracts and renewals of existing contracts. We spent $174.1 million for the purchase of outdoor display faces and additional equity interest in international outdoor companies, representation contracts and two FCC licenses. In addition, we received proceeds of $34.5 million primarily from the sale of radio stations and $40.0 million in proceeds primarily related to the sale of Americas and International assets.

Financing Activities

Cash provided by financing activities for the first nine months of 2009 principally reflects a draw of remaining availability of $1.7 billion under our $2.0 billion revolving credit facility. As discussed the Sources and Uses section within this MD&A, we redeemed the remaining principal amount of our 4.25% senior notes at maturity with a draw under the $500.0 million delayed draw term loan facility that is specifically designated for this purpose. Our wholly-owned subsidiaries, CC Finco and CC Finco II, LLC, together repurchased certain of our outstanding senior notes as discussed in Note 3 for $300.9 million. In addition, during the first nine months of 2009, our Americas outdoor segment purchased the remaining 15% interest in our fully consolidated subsidiary, Paneles Napsa S.A., for $13.0 million and our International outdoor segment acquired an additional 5% interest in our fully consolidated subsidiary, Clear Channel Jolly Pubblicita SPA, for $12.1 million.

Cash used in financing activities for the first nine months of 2008 principally reflects $15.4 billion in debt proceeds used to finance the acquisition and an equity contribution of $2.1 billion to finance the merger. Also included in financing activities are the redemption of our 4.625% senior notes due 2008 and 6.625% senior notes due 2008 at their maturity for $625.0 million plus accrued interest, $639.2 million related to the cash tender offer for AMFM Operating Inc.’s 8% senior notes due 2008, $363.9 million related to the cash tender offer and consent solicitation for our 7.65% senior notes due 2010 and $93.4 million in dividends paid.

Discontinued Operations

During the first nine months of 2008, we completed the sale of our television business to Newport Television, LLC for $1.0 billion and completed the sales of certain radio stations for $110.5 million. The cash received from these sales was recorded as a component of cash flows from discontinued operations during the first quarter of 2008.

Anticipated Cash Requirements

Our primary source of liquidity is cash flow from operations, which has been adversely affected by the global economic downturn. The risks associated with our businesses become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. The global economic downturn has resulted in a decline in advertising and marketing services among our customers, resulting in a decline in advertising revenues across our businesses. This reduction in advertising revenues has had an adverse effect on our revenue, profit margins, cash flow and liquidity. The continuation of the global economic downturn may continue to adversely impact our revenue, profit margins, cash flow and liquidity.

Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash flow from operations as well as cash on hand (including amounts drawn or available under our senior secured credit facilities) will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months. We borrowed the approximately $1.6 billion of remaining availability under our $2.0 billion revolving credit facility in the first quarter of 2009. As of November 6, 2009, the outstanding balance on this facility was $1.8 billion and taking into account letters of credit of $177.5 million, $5.0 million was available to be drawn.

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

CCMH’s and our corporate credit and issue-level ratings were downgraded on June 8, 2009 by Standard & Poor’s Ratings Services. CCMH’s and our corporate credit ratings were lowered from “B-” to “CCC,” where they currently remain. The downgrade had no impact on our borrowing costs under the credit agreements.

SOURCES OF CAPITAL

As of September 30, 2009 and December 31, 2008, we had the following debt outstanding:

(In millions)	September 30, 2009	December 31, 2008
Term Loan A Facility	$1,331.5	$1,331.5
Term Loan B Facility	10,700.0	10,700.0
Term Loan C - Asset Sale Facility	695.9	695.9
Revolving Credit Facility	1,817.5	220.0
Delayed Draw Term Loan Facilities	1,032.5	532.5
Receivables Based Credit Facility	332.2	445.6
Secured Subsidiary Debt	5.4	6.6

Total Secured Debt	15,915.0	13,932.1
Senior Cash Pay Notes	796.3	980.0
Senior Toggle Notes	1,027.7	1,330.0
Clear Channel Senior Notes (a)	2,444.9	3,192.2
Clear Channel Subsidiary Debt	79.9	69.3

Total Debt	20,263.8	19,503.6
Less: Cash and cash equivalents	1,374.8	239.8

	$18,889.0	$19,263.8

(a) Includes $831.6 million and $1.1 billion at September 30, 2009 and December 31, 2008, respectively, in unamortized fair value purchase accounting discounts related to the merger.

We and our subsidiaries have repurchased and may in the future pursue various financing alternatives, including retiring or purchasing our outstanding indebtedness through cash purchases, prepayments and/or exchanges for newly issued debt or equity securities or obligations, in open market purchases, privately negotiated transactions or otherwise. We may also sell certain assets or properties and use the proceeds to reduce our indebtedness or the indebtedness of our subsidiaries. Such repurchases, prepayments, exchanges or sales, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations. These transactions could also require or result in amendments to the agreements governing outstanding debt obligations or changes in our leverage or other financial ratios which could have a material positive or negative impact on our ability to comply with the covenants contained in our debt agreements. Such purchases, prepayments, exchanges or sales, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

The margin percentages applicable to the term loan facilities and revolving credit facility are the following percentages per annum:

•

with respect to loans under the term loan A facility and the revolving credit facility, (i) 2.40% in the case of base rate loans and (ii) 3.40% in the case of Eurocurrency rate loans, subject to downward adjustments if our leverage ratio of total debt to EBITDA (as calculated in accordance with the senior secured credit facilities) decreases below 7 to 1; and

•

with respect to loans under the term loan B facility, term loan C - asset sale facility and delayed draw term loan facilities, (i) 2.65% in the case of base rate loans and (ii) 3.65% in the case of Eurocurrency rate loans, subject to downward adjustments if our leverage ratio of total debt to EBITDA decreases below 7 to 1.

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

The senior secured credit facilities require us to comply on a quarterly basis with a maximum consolidated senior secured net debt to adjusted EBITDA ratio (maximum of 9.5:1). This financial covenant becomes more restrictive over time beginning in the second quarter of 2013. Our secured debt consists of the senior secured credit facilities, the receivables based credit facility and certain other secured subsidiary debt. Secured leverage, defined as secured debt, net of cash, divided by the trailing 12-month consolidated EBITDA was 8.8:1 at September 30, 2009. Our consolidated EBITDA is calculated as its trailing 12-month operating income before depreciation, amortization, impairment charge, non-cash compensation, other operating income—net and merger expenses of $1.7 billion adjusted for certain items, including: (i) an increase for expected cost savings (limited to $100.0 million in any 12-month period) of $100.0 million; (ii) an increase of $18.1 million for cash received from nonconsolidated affiliates; (iii) an increase of $28.4 million for non-cash items; (iv) an increase of $209.2 million related to expenses incurred associated with our cost savings program; and (v) an increase of $65.3 million for various other items.

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

Senior Cash Pay Notes and Senior Toggle Notes

We have outstanding $796.3 million aggregate principal amount of 10.75% senior cash pay notes due 2016 and $1.0 billion aggregate principal amount of 11.00%/11.75% senior toggle notes due 2016.

We may elect on each interest election date to pay all or 50% of such interest on the senior toggle notes in cash or by increasing the principal amount of the senior toggle notes or by issuing new senior toggle notes. Interest on the senior toggle notes payable in cash accrues at a rate of 11.00% per annum and PIK Interest accrues at a rate of 11.75% per annum. Interest on the senior cash pay notes accrues at a rate of 10.75% per annum.

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

Debt Maturities and Other

During 2009, our indirect wholly-owned subsidiaries, CC Finco, LLC, and CC Finco II, LLC, repurchased certain of our outstanding senior notes shown in the table below.

(In thousands)	Three Months Ended September 30, 2009 Post-Merger	Nine Months Ended September 30, 2009 Post-Merger
CC Finco, LLC
4.25% Senior Notes Due 2009	$—	$33,500
4.5% Senior Notes Due 2010	—	10,025
7.65% Senior Notes Due 2010	—	17,500
6.25% Senior Notes Due 2011	20,204	30,204
4.4% Senior Notes Due 2011	56,038	83,038
5.0% Senior Notes Due 2012	19,949	25,949
5.75% Senior Notes Due 2013	116,395	163,630
5.5% Senior Notes Due 2014	199,545	199,545
Senior Toggle Notes	116,411	116,411

Principal amount of debt repurchased	528,542	679,802

Purchase accounting adjustments (1)	(118,834)	(141,844)
Gain recorded in “Other income (expense)” (2)	(228,994)	(295,558)

Cash paid for repurchases of long-term debt	$180,714	$242,400

CC Finco II, LLC
Senior Cash Pay Notes	$—	$183,750
Senior Toggle Notes	—	249,375

Principal amount of debt repurchased	—	433,125
Deferred loan costs and other	—	(813)
Gain recorded in “Other income (expense)” (2)	—	(373,775)

Cash paid for repurchases of long-term debt	$—	$58,537

(1)	Represents unamortized fair value purchase accounting discounts recorded as a result of the merger.
(2)	CC Finco, LLC, and CC Finco II, LLC, repurchased certain of our legacy notes, senior cash pay notes and senior toggle notes at a discount, resulting in a gain on the extinguishment of debt.

During the second quarter of 2009, we redeemed the remaining principal amount of our 4.25% senior notes at maturity with a draw under the $500.0 million delayed draw term loan facility that is specifically designated for this purpose.

During October of 2009, CC Finco, LLC, our indirect wholly-owned subsidiary, repurchased certain of our outstanding 5.5% senior notes due 2014 (“5.5% Notes”) and our outstanding senior toggle notes for $42.5 million. The aggregate principal amounts of the 5.5% Notes and senior toggle notes repurchased were $9.0 million and $112.5 million, respectively.

Dispositions and Other

During the nine months ended September 30, 2009, we sold six radio stations for approximately $12.0 million and recorded a loss of $12.7 million in “Other operating income – net.” In addition, we exchanged radio stations in our radio markets for assets located in a different market and recognized a loss of $26.9 million in “Other operating income – net.”

During the first nine months of 2009, we sold international assets for $5.5 million resulting in a gain of $4.4 million. In addition, we sold assets for $5.2 million in our Americas outdoor segment and recorded a gain of $3.7 million in “Other operating income – net.” We also received proceeds of $18.3 million from the sale of corporate assets in the first nine months of 2009 and recorded a loss of $2.2 million in “Other operating income – net.”

We sold our remaining interest in Grupo ACIR for approximately $40.5 million and recorded a loss of approximately $5.8 million during the nine months ended September 30, 2009.

We received proceeds of $110.5 million related to the sale of radio stations recorded as investing cash flows from discontinued operations and recorded a gain of $29.1 million as a component of “Income from discontinued operations, net” during the pre-merger period ended July 30, 2008. We received proceeds of $1.0 billion related to the sale of our television business recorded as investing cash flows from discontinued operations and recorded a gain of $666.7 million as a component of “Income from discontinued operations, net” during the pre-merger period ended July 30, 2008.

In addition, during the pre-merger period ended July 30, 2008, we sold our 50% interest in Clear Channel Independent, a South African outdoor advertising company, and recognized a gain of $75.6 million in “Equity in earnings of nonconsolidated affiliates” based on the fair value of the equity securities received.

We sold a portion of our investment in Grupo ACIR for approximately $47.0 million on July 1, 2008 and recorded a gain of $9.2 million in “Equity in earnings of nonconsolidated affiliates” during the pre-merger period ended July 30, 2008.

USES OF CAPITAL

Capital Expenditures

Capital expenditures were $150.8 million and $289.1 million in the nine months ended September 30, 2009 and 2008, respectively.

(In millions)	Nine Months Ended September 30, 2009 Capital Expenditures
	Radio	Americas Outdoor Advertising	International Outdoor Advertising	Corporate and Other	Total
Non-revenue producing	$33.5	$12.2	$15.6	$3.3	$64.6
Revenue producing	—	45.9	40.3	—	86.2

	$33.5	$58.1	$55.9	$3.3	$150.8

We define non-revenue producing capital expenditures as those expenditures required on a recurring basis. Revenue producing capital expenditures are discretionary capital investments for new revenue streams, similar to an acquisition.

Certain Relationships with the Sponsors

We are party to a management agreement with certain affiliates of the Sponsors and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018. These arrangements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year plus expenses. During the three and nine months ended September 30, 2009, we recognized management fees of $3.8 million and $11.3 million, respectively.

In addition, we reimbursed the Sponsors for additional expenses in the amount of $2.3 million and $4.4 million for the three and nine months ended September 30, 2009, respectively.

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

Interest Rate Risk

A significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. At September 30, 2009, we had interest rate swap agreements with a $6.0 billion aggregate notional amount that effectively fixes interest rates on a portion of our floating rate debt. The fair value of these agreements at September 30, 2009 was a liability of $266.2 million. At September 30, 2009, approximately 46% of our aggregate principal amount of long-term debt, taking into consideration debt for which we have entered into pay-fixed rate receive floating rate swap agreements, bears interest at floating rates.

Assuming the current level of borrowings and interest rate swap contracts and assuming a 12.5 basis point change in LIBOR, it is estimated that our interest expense for the nine months ended September 30, 2009 would have changed by approximately $9.3 million.

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

Equity Price Risk

The carrying value of our available-for-sale equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at September 30, 2009 by $7.1 million and would change comprehensive income by $3.0 million. At September 30, 2009, we also held $5.3 million of investments that do not have a quoted market price, but are subject to fluctuations in their value.

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world. The financial results for our foreign operations are measured in their local currencies except in hyper-inflationary countries in which we operate. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported a net loss of approximately $221.8 million for the nine months ended September 30, 2009. We estimate a 10% change in the value of the U.S. dollar relative to foreign currencies would have changed our net loss for the nine months ended September 30, 2009 by approximately $22.2 million.

Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of our equity method investments in various countries. It is estimated that the result of a 10% fluctuation in the value of the dollar relative to these foreign currencies at September 30, 2009 would change our equity in earnings of nonconsolidated affiliates by $2.1 million and would change our net loss by approximately $1.3 million for the nine months ended September 30, 2009.

This analysis does not consider the implications such currency fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

New Accounting Pronouncements

In August 2009, the Financial Accounting Standards Board (“FASB”) issued ASC Update No. 2009-05, Measuring Liabilities at Fair Value. The update is to ASC Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities. The purpose of this update is to reduce ambiguity in financial reporting when measuring the fair value of liabilities. The guidance provided in this update is effective for the first reporting period beginning after the date of issuance. We will adopt the amendment on October 1, 2009 and do not anticipate the adoption to have a material impact on our financial position or results of operations.

Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, codified in ASC 105-10, was issued in June 2009. ASC 105-10 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. ASC 105-10 establishes the ASC as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Following this statement, the FASB will issue new standards in the form of ASUs. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the provisions of ASC 105-10 on July 1, 2009.

Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”), which is not yet codified, was issued in June 2009. Statement No. 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Statement No. 167 amends Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities, codified in ASC 810-10-25, to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which enterprise has a controlling financial interest in a variable interest entity. Statement No. 167 requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. These requirements will provide more relevant and timely information to users of financial statements. Statement No. 167 amends ASC 810-10-25 to require additional disclosures about an enterprise’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. We will adopt Statement No. 167 on January 1, 2010 and are currently evaluating the impact of adoption.

Statement of Financial Accounting Standards No. 165, Subsequent Events, codified in ASC 855-10, was issued in May 2009. The provisions of ASC 855-10 are effective for interim and annual periods ending after June 15, 2009 and are intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. In accordance with the provisions of ASC 855-10, we are currently evaluating subsequent events through the date the financial statements are issued.

Financial Accounting Standards Board Staff Position Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, codified in ASC 260-10-45, was issued in June 2008. ASC 260-10-45 clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. Guidance is also provided on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. All prior-period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of ASC 260-10-45. We retrospectively adopted the provisions of ASC 260-10-45 on January 1, 2009. There was no impact of adopting ASC 260-10-45 to previously reported earnings per share for the periods July 31 through September 30, 2008, July 1 through July 30, 2008, and January 1 through July 30, 2008.

Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, codified in ASC 810-10-45, was issued in December 2007. ASC 810-10-45 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under this guidance, noncontrolling interests are considered equity and should be reported as an element of consolidated equity, net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests, and increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. The provisions of ASC 810-10-45 are effective for the first annual reporting period beginning on or after December 15, 2008, and earlier application is prohibited. Guidance is required to be adopted prospectively, except for reclassifying noncontrolling interests to equity, separate from the parent’s equity, in the consolidated statement of financial position and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively. We adopted the provisions of ASC 810-10-45 on January 1, 2009, which resulted in a reclassification of approximately $426.2 million of noncontrolling interests to member’s deficit.

Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, codified in ASC 815-10-50, was issued in March 2008. ASC 815-10-50 requires additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items effect an entity’s financial position, results of operations and cash flows. We adopted the provisions of ASC 815-10-50 on January 1, 2009. Please refer to Note 4 in Item 1 of Part 1 of this Quarterly Report on Form 10-Q for disclosure required by ASC 815-10-50.

Financial Accounting Standards Board Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, codified in ASC 820-10-35), was issued in April 2009. ASC 820-10-35 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. ASC 820-10-35 also includes guidance on identifying circumstances that indicate a transaction is not orderly. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. We adopted the provisions of ASC 820-10-35 on April 1, 2009 with no material impact to our financial position or results of operations.

Financial Accounting Standards Board Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, codified in ASC 320-10, was issued in April 2009. It amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC 320-10 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. We adopted the provisions of ASC 320-10 on April 1, 2009 with no material impact to our financial position or results of operations.

Financial Accounting Standards Board Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, codified in ASC 805-20, was issued in April 2009. ASC 805-20 addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of ASC 805-20 on accounting for contingencies in a business combination is dependent upon the nature of future acquisitions.

Financial Accounting Standards Board Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, codified in ASC 825-10-50, was issued in April 2009. ASC 825-10-50 amends prior authoritative guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The provisions of ASC 825-10-50 are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the disclosure requirements of ASC 825-10-50 on April 1, 2009.

Financial Accounting Standards Board Staff Position Emerging Issues Task Force 08-6, Equity Method Investment Accounting Considerations, codified in ASC 323-10-35, was issued in November 2008. ASC 323-10-35 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. This guidance is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years and shall be applied prospectively. We adopted the provisions of ASC 323-10-35 on January 1, 2009 with no material impact to our financial position or results of operations.

Inflation

Inflation is a factor in the economies in which we do business and we continue to seek ways to mitigate its effect. Although the exact impact of inflation is indeterminable, to the extent permitted by competition, we pass increased costs on to our customers by increasing our effective advertising rates over time.

Risks Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Except for the historical information, this report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including, without limitation, the future levels of cash flow from operations. Management believes that all statements that express expectations and projections with respect to future matters, including our ability to negotiate contracts having more favorable terms and the availability of capital resources, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our financial performance. These statements are made on the basis of management’s views and assumptions as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. We do not intend, nor do we undertake any duty, to update any forward-looking statements.

A wide range of factors could materially affect future developments and performance, including:

•	the impact of the substantial indebtedness incurred to finance the consummation of the merger;
•	risks associated with the global economic crisis and its impact on capital markets and liquidity;
•

the impact of the global economic downturn, which has adversely affected advertising revenues across our businesses and other general economic and political conditions in the United States. and in other countries in which we currently do business, including those resulting from recessions, political events and acts or threats of terrorism or military conflicts;

•	the need to allocate significant amounts of our cash flow to make payments on our indebtedness, which in turn could reduce our financial flexibility and ability to fund other activities;
•	our restructuring program may not be entirely successful;
•	the effect of leverage on our financial position and earnings;
•	access to capital markets and borrowed indebtedness;
•	the impact of the geopolitical environment;
•	shifts in population and other demographics;
•	industry conditions, including competition;
•	fluctuations in operating costs;
•	technological changes and innovations;
•	changes in labor conditions;
•	fluctuations in exchange rates and currency values;
•	capital expenditure requirements;
•	the outcome of pending and future litigation settlements;
•	legislative or regulatory requirements;
•	changes in interest rates;
•	taxes;
•	our ability to integrate the operations of recently acquired companies;
•	the impact of planned divestitures; and
•	certain other factors set forth in our filings with the SEC.

This list of factors that may affect future performance and the accuracy of forward-looking statements are illustrative and are not intended to be exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

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

Part II—OTHER INFORMATION

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

We are a co-defendant with Live Nation (which was spun off as an independent company in December 2005) in 22 putative class actions filed by different named plaintiffs in various district courts throughout the country. These actions generally allege that the defendants monopolized or attempted to monopolize the market for “live rock concerts” in violation of Section 2 of the Sherman Act. Plaintiffs claim that they paid higher ticket prices for defendants’ “rock concerts” as a result of defendants’ conduct. They seek damages in an undetermined amount. On April 17, 2006, the Judicial Panel for Multidistrict Litigation centralized these class action proceedings in the Central District of California. On March 2, 2007, plaintiffs filed motions for class certification in five “template” cases involving five regional markets, Los Angeles, Boston, New York, Chicago and Denver. Defendants opposed that motion and, on October 22, 2007, the district court issued its decision certifying the class for each regional market. On February 20, 2008, defendants filed a Motion with the U.S. District Court for Reconsideration of its October 22, 2007 order granting the plaintiffs’ motion for class certification. A ruling on the Company’s Motion for Reconsideration is pending. Plaintiffs filed a Motion for Approval of the Class Notice Plan on September 25, 2009 and we opposed the motion as premature considering that the Court has still not ruled on our pending Motion for Reconsideration. In the Master Separation and Distribution Agreement between us and Live Nation that was entered into in connection with our spin-off of Live Nation in December 2005, Live Nation agreed, among other things, to assume responsibility for legal actions existing at the time of, or initiated after, the spin-off in which we are a defendant if such actions relate in any material respect to the business of Live Nation. Pursuant to the agreement, Live Nation also agreed to indemnify us with respect to all liabilities assumed by Live Nation, including those pertaining to the claims discussed above.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of November 16, 2006, by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC and Clear Channel Communications, Inc. Incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on November 16, 2006.

2.2	Amendment No. 1, dated as of April 18, 2007, to the Agreement and Plan of Merger, dated as of November 16, 2006, by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC and Clear Channel Communications, Inc. Incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on April 19, 2007.

2.3	Amendment No. 2, dated as of May 17, 2007, to the Agreement and Plan of Merger, dated as of November 16, 2006, by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, BT Triple Crown Holdings III, Inc. and Clear Channel Communications, Inc. Incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on May 18, 2007.

2.4	Amendment No. 3, dated as of May 13, 2008, to the Agreement and Plan of Merger, dated as of November 16, 2006, by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, CC Media Holdings, Inc. and Clear Channel Communications, Inc. Incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on May 14, 2008.

2.5	Asset Purchase Agreement, dated as of April 20, 2007, between Clear Channel Broadcasting, Inc., ABO Broadcasting Operations, LLC, Ackerley Broadcasting Fresno, LLC, AK Mobile Television, Inc., Bel Meade Broadcasting, Inc., Capstar Radio Operating Company, Capstar TX Limited Partnership, CCB Texas Licenses, L.P., Central NY News, Inc., Citicasters Co., Clear Channel Broadcasting Licenses, Inc., Clear Channel Investments, Inc. and TV Acquisition LLC. Incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on April 26, 2007.

3.1	Restated Articles of Incorporation of Clear Channel Communications, Inc., as amended. Incorporated by reference from Exhibit 3.1.1 to the Registration Statement on Form S-4 (Registration No. 333-158279) filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on March 30, 2009 and declared effective by the Securities and Exchange Commission on April 20, 2009.

3.2	Amended and Restated By-laws of Clear Channel Communications, Inc. Incorporated by reference from Exhibit 3.2.1 to the Registration Statement on Form S-4 (Registration No. 333-158279) filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on March 30, 2009 and declared effective by the Securities and Exchange Commission on April 20, 2009.

4.1	Senior Indenture, dated as of October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee. Incorporated by reference from Exhibit 4.2 the Quarterly Report on Form 10-Q filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on November 6, 1997.

4.2	Third Supplemental Indenture, dated as of June 16, 1998 to Senior Indenture, dated as of October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee. Incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on August 28, 1998.

4.3	Ninth Supplemental Indenture, dated as of September 12, 2000, to Senior Indenture, dated as of October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee. Incorporated by reference from Exhibit 4.11 to the Quarterly Report on Form 10-Q filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on November 14, 2000.

4.4	Eleventh Supplemental Indenture, dated as of January 9, 2003, to Senior Indenture, dated as of October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee. Incorporated by reference from Exhibit 4.17 the Annual Report on Form 10-K filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on March 11, 2003.

4.5	Fourteenth Supplemental Indenture, dated as of May 21, 2003, to Senior Indenture, dated as of October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee. Incorporated by reference from Exhibit 99.3 to the Current Report on Form 8-K filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on May 22, 2003.

4.6	Sixteenth Supplemental Indenture, dated as of December 9, 2003, to Senior Indenture, dated as of October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee. Incorporated by reference from Exhibit 99.3 to the Current Report on Form 8-K filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on December 10, 2003.

4.7	Seventeenth Supplemental Indenture, dated as of September 15, 2004, to Senior Indenture, dated as of October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on September 21, 2004.

4.8	Eighteenth Supplemental Indenture, dated as of November 22, 2004, to Senior Indenture, dated as of October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on November 23, 2004.

4.9	Nineteenth Supplemental Indenture, dated as of December 13, 2004, to Senior Indenture, dated as of October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on December 17, 2004.

4.10	Twentieth Supplemental Indenture, dated as of March 21, 2006, to Senior Indenture, dated as of October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on March 24, 2006.

4.11	Twenty-first Supplemental Indenture, dated as of August 15, 2006, to Senior Indenture, dated as of October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on August 16, 2006.

4.12	Twenty-Second Supplemental Indenture, dated as of January 2, 2008, to Senior Indenture, dated as of October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee. Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on January 4, 2008.

4.13	Indenture, dated as of July 30, 2008, by and among BT Triple Crown Merger Co., Inc., Law Debenture Trust Company of New York, Deutsche Bank Trust Company Americas and Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the merger). Incorporated by reference from Exhibit 10.16 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 30, 2008.

4.14	Supplemental Indenture, dated as of July 30, 2008, by and among Clear Channel Capital I, LLC, certain subsidiaries of Clear Channel Communications, Inc. party thereto and Law Debenture Trust Company of New York. Incorporated by reference from Exhibit 10.17 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 30, 2008.

4.15	Supplemental Indenture, dated as of December 9, 2008, by and between CC Finco Holdings, LLC and Law Debenture Trust Company of New York. Incorporated by reference from Exhibit 10.24 to the Form 10-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on March 2, 2009.

4.16	Registration Rights Agreement, dated as of July 30, 2008, by and among Clear Channel Communications, Inc., certain subsidiaries of Clear Channel Communications, Inc. party thereto, Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Greenwich Capital Markets, Inc. and Wachovia Capital Markets, LLC. Incorporated by reference from Exhibit 10.18 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 30, 2008.

10.1	First Amended and Restated Management Agreement, dated as of July 28, 2008, by and among CC Media Holdings, Inc., Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the merger), B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, THL Managers VI, LLC and Bain Capital Partners, LLC. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 30, 2008.

10.2	Affiliate Transactions Agreement, dated as of July 30, 2008, by and among CC Media Holdings, Inc., Bain Capital Fund IX, L.P., Thomas H. Lee Equity Fund VI, L.P. and BT Triple Crown Merger Co., Inc. Incorporated by reference from Exhibit 6 to the Form 8-A Registration Statement filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 30, 2008.

10.3	Amended and Restated Employment Agreement, dated July 28, 2008, by and between CC Media Holdings, Inc., Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the merger) and Randall T. Mays. Incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 30, 2008.

10.4	Amendment to Amended and Restated Employment Agreement, dated January 20, 2009, by and between CC Media Holdings, Inc., Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the merger) and Randall T. Mays. Incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on January 21, 2009.

10.5	Amended and Restated Employment Agreement, dated July 28, 2008, by and between CC Media Holdings, Inc., Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the merger) and Mark P. Mays. Incorporated by reference from Exhibit 10.6 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 30, 2008.

10.6	Amendment to Amended and Restated Employment Agreement, dated January 20, 2009, by and between CC Media Holdings, Inc., Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the merger) and Mark P. Mays. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on January 21, 2009.

10.7	Amended and Restated Employment Agreement, dated July 28, 2008, by and between CC Media Holdings, Inc., Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the merger) and L. Lowry Mays. Incorporated by reference from Exhibit 10.7 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 30, 2008.

10.8	Employment Agreement, dated June 29, 2008, by and between Clear Channel Broadcasting, Inc. and John E. Hogan. Incorporated by reference from Exhibit 10.8 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 30, 2008.

10.9	Employment Separation Agreement, dated July 13, 2009, by and between CC Media Holdings, Inc. and Andrew W. Levin. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 16, 2009.

10.10*	Employment Separation Agreement, dated October 19, 2009, by and between Clear Channel Communications, Inc. and Herbert W. Hill.

10.11	Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the merger), the subsidiary borrowers of Clear Channel Communications, Inc. party thereto (following the effectiveness of the merger), Clear Channel Capital I, LLC (following the effectiveness of the merger), the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto. Incorporated by reference from Exhibit 10.2 to the Registration Statement on Form S-4 (Registration No. 333-151345) filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on June 2, 2008 and declared effective by the Securities and Exchange Commission on June 17, 2008.

10.12	Amendment No. 1, dated as of July 9, 2008, to the Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the merger), the subsidiary borrowers of Clear Channel Communications, Inc. party thereto (following the effectiveness of the merger), Clear Channel Capital I, LLC (following the effectiveness of the merger), the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto. Incorporated by reference from Exhibit 10.10 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 30, 2008.

10.13	Amendment No. 2, dated as of July 28, 2008, to the Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the merger), the subsidiary borrowers of Clear Channel Communications, Inc. party thereto (following the effectiveness of the merger), Clear Channel Capital I, LLC (following the effectiveness of the merger), the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto. Incorporated by reference from Exhibit 10.11 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 30, 2008.

10.14	Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the merger), the subsidiary borrowers of Clear Channel Communications, Inc. party thereto (following the effectiveness of the merger), Clear Channel Capital I, LLC (following the effectiveness of the merger), the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto. Incorporated by reference from Exhibit 10.3 to the Registration Statement on Form S-4 (Registration No. 333-151345) filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on June 2, 2008 and declared effective by the Securities and Exchange Commission on June 17, 2008.

10.15	Amendment No. 1, dated as of July 9, 2008, to the Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the merger), the subsidiary borrowers of Clear Channel Communications, Inc. party thereto (following the effectiveness of the merger), Clear Channel Capital I, LLC (following the effectiveness of the merger), the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto. Incorporated by reference from Exhibit 10.13 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 30, 2008.

10.16	Amendment No. 2, dated as of July 28, 2008, to the Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the merger), the subsidiary borrowers of Clear Channel Communications, Inc. party thereto (following the effectiveness of the merger), Clear Channel Capital I, LLC (following the effectiveness of the merger), the lenders party thereto, Citibank, N.A., as

Administrative Agent, and the other agents party thereto. Incorporated by reference from Exhibit 10.14 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 30, 2008.

10.17	Purchase Agreement, dated May 13, 2008, by and among BT Triple Crown Merger Co., Inc., Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Greenwich Capital Markets, Inc. and Wachovia Capital Markets, LLC Incorporated by reference from Exhibit 10.4 to the Registration Statement on Form S-4 (Registration No. 333-151345) filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on June 2, 2008 and declared effective by the Securities and Exchange Commission on June 17, 2008.

10.18	Form of Indemnification Agreement. Incorporated by reference from Exhibit 10.26 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 30, 2008.

10.19	Amended and Restated Voting Agreement dated as of May 13, 2008 by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, CC Media Holdings, Inc., Highfields Capital I LP, Highfields Capital II LP, Highfields Capital III LP and Highfields Capital Management LP. Incorporated by reference from Annex E to the Registration Statement on Form S-4 (Registration No. 333-151345) filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on June 2, 2008 and declared effective by the Securities and Exchange Commission on June 17, 2008.

10.20	Voting Agreement dated as of May 13, 2008 by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, CC Media Holdings, Inc., Abrams Capital Partners I, LP, Abrams Capital Partners II, LP, Whitecrest Partners, LP, Abrams Capital International, Ltd. and Riva Capital Partners, LP. Incorporated by reference from Annex F to the Registration Statement on Form S-4 (Registration No. 333-151345) filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on June 2, 2008 and declared effective by the Securities and Exchange Commission on June 17, 2008.

11*	Statement re: Computation of Per Share Earnings.

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

** Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL COMMUNICATIONS, INC.

November 9, 2009	/s/ Randall T. Mays
Randall T. Mays
President and
Chief Financial Officer

November 9, 2009	/s/ Herbert W. Hill, Jr.
Herbert W. Hill, Jr.
Senior Vice President and
Chief Accounting Officer