Form 10-Q/A
period 2009-09-30
CLEAR CHANNEL COMMUNICATIONS INC
filed 2009-11-13
CIK 739708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Form 10-Q/A

Amendment No. 1

For the Quarterly Period Ended September 30, 2009

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (“Amendment No. 1”) is being filed to amend Clear Channel Communications, Inc.’s (the “Company”) Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, previously filed on November 9, 2009 (the “Original Filing”), in order to correct the Company’s disclosures in Part I Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and to correct the Employment Separation Agreement (the “Employment Separation Agreement”), dated October 19, 2009, by and between Clear Channel Communications, Inc. and Herbert W. Hill filed as Exhibit 10.10 herewith and to the Original Filing.

The Company erroneously disclosed the effects of foreign exchange movements to its results of operations for the three and nine months ended September 30, 2009 in its Original Filing. The Company is filing this Amendment No. 1 to correct the disclosure of the effects of foreign exchange movements to its results of operations for the three and nine months ended September 30, 2009.

This Amendment No. 1 includes only Item 2 of Part I and Item 6 of Part II of the Original Filing and does not amend or update any other information contained in the Original Filing. This Amendment No. 1 should be read in conjunction with the Original Filing, which continues to speak as of the date of the Original Filing. Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of the Original Filing.

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

INDEX

Page No.
Part I – Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Part II – Other Information

Item 6. Exhibits	31

Signatures	36
Exhibit 10.10
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I. FINANCIAL INFORMATION

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

The following table details compensation costs related to share-based payments for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2009 Post-Merger	2008 Combined	2009 Post-Merger	2008 Combined
Radio Broadcasting
Direct Operating Expenses	$0.9	$12.5	$2.8	$16.8
SG&A Expenses	1.2	15.1	3.4	20.1
Americas Outdoor Advertising
Direct Operating Expenses	1.3	1.9	4.3	5.0
SG&A Expenses	0.5	0.5	1.7	1.7
International Outdoor Advertising
Direct Operating Expenses	0.4	0.5	1.4	1.4
SG&A Expenses	0.1	0.1	0.4	0.3
Corporate	4.8	18.3	14.5	24.0

Total	$9.2	$48.9	$28.5	$69.3

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of the Three and Nine Months Ended September 30, 2009 to the Three and Nine Months Ended September 30, 2008 is as follows:

(In thousands)	Three Months Ended September 30,	Period from July 31 through September 30,	Period from July 1 through July 30,	Three Months Ended September 30,	% Change
	2009 Post-Merger	2008 Post-Merger	2008 Pre-Merger	2008 Combined
Revenue	$1,393,973	$1,128,136	$556,457	$1,684,593	(17%)
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	632,778	473,738	256,667	730,405	(13%)
Selling, general and administrative expenses (excludes depreciation and amortization)	337,055	291,469	150,344	441,813	(24%)
Depreciation and amortization	190,189	108,140	54,323	162,463	17%
Corporate expenses (excludes depreciation and amortization)	79,723	33,395	31,392	64,787	23%
Merger expenses	—	—	79,839	79,839
Impairment charge	—	—	—	—
Other operating income (expense) - net	1,403	842	(4,624)	(3,782)

Operating income (loss)	155,631	222,236	(20,732)	201,504
Interest expense	369,314	281,479	31,032	312,511
Loss on marketable securities	(13,378)	—	—	—
Equity in earnings of nonconsolidated affiliates	1,226	2,097	2,180	4,277
Other income (expense) – net	222,282	(10,914)	(10,813)	(21,727)

Loss before income taxes and discontinued operations	(3,553)	(68,060)	(60,397)	(128,457)
Income tax benefit (expense):
Current	(12,735)	38,217	97,600	135,817
Deferred	(76,383)	(5,008)	(78,465)	(83,473)

Income tax benefit (expense)	(89,118)	33,209	19,135	52,344

Loss before discontinued operations	(92,671)	(34,851)	(41,262)	(76,113)
Loss from discontinued operations, net	—	(1,013)	(3,058)	(4,071)

Consolidated net loss	$(92,671)	$(35,864)	$(44,320)	$(80,184)

(In thousands)	Nine Months Ended September 30,	Period from July 31 through September 30,	Period from January 1 through July 30,	Nine Months Ended September 30,
	2009 Post-Merger	2008 Post-Merger	2008 Pre-Merger	2008 Combined	% Change
Revenue	$4,039,825	$1,128,136	$3,951,742	$5,079,878	(20%)
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,888,203	473,738	1,706,099	2,179,837	(13%)
Selling, general and administrative expenses (excludes depreciation and amortization)	1,075,149	291,469	1,022,459	1,313,928	(18%)
Depreciation and amortization	573,994	108,140	348,789	456,929	26%
Corporate expenses (excludes depreciation and amortization)	177,445	33,395	125,669	159,064	12%
Merger expenses	—	—	87,684	87,684
Impairment charge	4,041,252	—	—	—
Other operating income (expense) – net	(33,007)	842	14,827	15,669

Operating income (loss)	(3,749,225)	222,236	675,869	898,105
Interest expense	1,140,992	281,479	213,210	494,689
Gain (loss) on marketable securities	(13,378)	—	34,262	34,262
Equity in (loss) earnings of nonconsolidated affiliates	(20,681)	2,097	94,215	96,312
Other income (expense) – net	649,731	(10,914)	(5,112)	(16,026)

Income (loss) before income taxes and discontinued operations	(4,274,545)	(68,060)	586,024	517,964
Income tax benefit (expense):
Current	(42,766)	38,217	(27,280)	10,937
Deferred	118,608	(5,008)	(145,303)	(150,311)

Income tax benefit (expense)	75,842	33,209	(172,583)	(139,374)

Income (loss) before discontinued operations	(4,198,703)	(34,851)	413,441	378,590
Income (loss) from discontinued operations, net	—	(1,013)	640,236	639,223

Consolidated net income (loss)	$(4,198,703)	$(35,864)	$1,053,677	$1,017,813

Consolidated Revenue

Our consolidated revenue decreased $290.6 million during the third quarter of 2009 compared to the same period of 2008. Our radio broadcasting revenue declined $140.7 million from decreases in both local and national advertising. Our International outdoor revenue declined $95.6 million, with approximately $25.9 million from movements in foreign exchange. Our Americas outdoor revenue declined $57.2 million primarily from a decline in bulletin, poster and airport revenue.

Our consolidated revenue decreased $1.0 billion during the first nine months of 2009 compared to the same period of 2008. Our radio broadcasting revenue declined $480.6 million from decreases in both local and national advertising. Our International outdoor revenue declined $379.0 million, with approximately $145.7 million from movements in foreign exchange. Our Americas outdoor revenue declined $189.8 million primarily from a decline in bulletin, poster and airport revenue.

Consolidated Direct Operating Expenses

Direct operating expenses decreased $97.6 million during the third quarter of 2009 compared to the same period of 2008. Direct operating expenses in the third quarter of 2009 include $3.6 million related to the restructuring program. Our International outdoor segment contributed $48.7 million of the overall decrease, of which $19.6 million related to movements in foreign exchange. Our Americas outdoor direct operating expenses decreased $15.6 million primarily driven by decreased site-lease expenses. Our radio broadcasting direct operating expenses decreased approximately $38.0 million primarily related to decreased compensation expense associated with cost savings from the restructuring program.

Direct operating expenses decreased $291.6 million during the first nine months of 2009 compared to the same period of 2008. Direct operating expenses in the first nine months of 2009 include $53.0 million related to the restructuring program. Our International outdoor segment contributed $214.3 million of the overall decrease, of which $104.2 million related to movements in foreign exchange. Our Americas outdoor direct operating expenses decreased $39.2 million primarily driven by decreased site-lease expenses. Direct operating expenses in our radio broadcasting segment decreased approximately $53.1 million primarily related to decreased compensation expense associated with cost savings from the restructuring program.

Consolidated Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses decreased $104.8 million during the third quarter of 2009 compared to the same period of 2008. SG&A expenses in the third quarter of 2009 include $11.9 million related to the restructuring program. Our radio broadcasting SG&A expenses declined $67.0 million primarily from decreases in commission and salary expenses and decreased marketing and promotional expenses. Our International outdoor SG&A expenses decreased $21.4 million primarily attributable to $4.9 million related to movements in foreign exchange and a decline in compensation and administrative expenses. SG&A expenses decreased $12.2 million in our Americas outdoor segment primarily related to a decline in commission expenses.

SG&A expenses decreased $238.8 million during the first nine months of 2009 compared to the same period of 2008. SG&A expenses in the first nine months of 2009 include $31.7 million related to the restructuring program. Our radio broadcasting SG&A expenses declined $156.7 million from decreases in commission and salary expenses and decreased marketing and promotional expenses. Our International outdoor SG&A expenses decreased $59.7 million primarily attributable to $29.4 million from movements in foreign exchange as well as cost savings from the restructuring program. SG&A expenses decreased $30.4 million in our Americas outdoor segment primarily related to a decline in commission expenses.

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

Three Months

Revenue decreased approximately $95.6 million during the third quarter of 2009 compared to the same period of 2008, including the negative impact of foreign exchange of $25.9 million. The revenue decline occurred across most countries and was primarily driven by a decline in rate.

Direct operating expenses decreased $48.7 million primarily from $19.6 million in foreign exchange movements and a $23.9 million decline due to the impact of cost savings from the restructuring program and the decline in revenues. SG&A expenses decreased $21.4 million primarily from $10.9 million related to a decline in compensation expense, a $3.5 million decrease in administrative expenses and a $4.9 million decrease related to movements in foreign exchange.

Nine Months

Revenue decreased approximately $379.0 million during the nine months ended September 30, 2009 compared to the same period of 2008, including the negative impact of foreign exchange of $145.7 million. The revenue decline occurred across most countries, with the most significant decline in France of $61.8 million primarily from the loss of a contract for advertising on railway land. Revenues in Italy and the U.K. declined $23.0 million and $22.4 million, respectively, due to challenging advertising markets resulting in a decline in rate.

Direct operating expenses decreased $214.3 million primarily from a decrease of $104.2 million from movements in foreign exchange. The remaining decline was primarily attributable to a $76.1 million decline in site-lease expenses partially as a result of the loss of the rail contract discussed above. SG&A expenses decreased $59.7 million primarily from $29.4 million related to movements in foreign exchange, $24.1 million related to a decline in compensation expense and a $13.2 million decrease in administrative expenses.

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

CCMH’s and our corporate credit and issue-level ratings were downgraded on June 8, 2009 by Standard & Poor’s Ratings Services. CCMH’s and our corporate credit ratings were lowered from “B-” to “CCC”, where they currently remain. The downgrade had no impact on our borrowing costs under the credit agreements.

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

Financial Accounting Standards Board Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, codified in ASC 825-10, was issued in April 2009. ASC 825-10 amends prior authoritative guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The provisions of ASC 825-10 are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the disclosure requirements of ASC 825-10 on April 1, 2009.

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

PART II. FINANCIAL INFORMATION

Item 6. Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of November 16, 2006, by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC and Clear Channel Communications, Inc. Incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on November 16, 2006.

2.2	Amendment No. 1, dated as of April 18, 2007, to the Agreement and Plan of Merger, dated as of November 16, 2006, by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC and Clear Channel Communications, Inc. Incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on April 19, 2007.

2.3	Amendment No. 2, dated as of May 17, 2007, to the Agreement and Plan of Merger, dated as of November 16, 2006, by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, BT Triple Crown Holdings III, Inc. and Clear Channel Communications, Inc. Incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on May 18, 2007.

2.4	Amendment No. 3, dated as of May 13, 2008, to the Agreement and Plan of Merger, dated as of November 16, 2006, by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, CC Media Holdings, Inc. and Clear Channel Communications, Inc. Incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on May 14, 2008.

2.5	Asset Purchase Agreement, dated as of April 20, 2007, between Clear Channel Broadcasting, Inc., ABO Broadcasting Operations, LLC, Ackerley Broadcasting Fresno, LLC, AK Mobile Television, Inc., Bel Meade Broadcasting, Inc., Capstar Radio Operating Company, Capstar TX Limited Partnership, CCB Texas Licenses, L.P., Central NY News, Inc., Citicasters Co., Clear Channel Broadcasting Licenses, Inc., Clear Channel Investments, Inc. and TV Acquisition LLC. Incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on April 26, 2007.

3.1	Restated Articles of Incorporation of Clear Channel Communications, Inc., as amended. Incorporated by reference from Exhibit 3.1.1 to the Registration Statement on Form S-4 (Registration No. 333-158279) filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on March 30, 2009 and declared effective by the Securities and Exchange Commission on April 20, 2009.

3.2	Amended and Restated By-laws of Clear Channel Communications, Inc. Incorporated by reference from Exhibit 3.2.1 to the Registration Statement on Form S-4 (Registration No. 333-158279) filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on March 30, 2009 and declared effective by the Securities and Exchange Commission on April 20, 2009.

4.1	Senior Indenture, dated as of October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee. Incorporated by reference from Exhibit 4.2 the Quarterly Report on Form 10-Q filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on November 6, 1997.

4.2	Third Supplemental Indenture, dated as of June 16, 1998 to Senior Indenture, dated as of October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee. Incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on August 28, 1998.

Exhibit Number	Description

4.3	Ninth Supplemental Indenture, dated as of September 12, 2000, to Senior Indenture, dated as of October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee. Incorporated by reference from Exhibit 4.11 to the Quarterly Report on Form 10-Q filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on November 14, 2000.

4.4	Eleventh Supplemental Indenture, dated as of January 9, 2003, to Senior Indenture, dated as of October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee. Incorporated by reference from Exhibit 4.17 the Annual Report on Form 10-K filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on March 11, 2003.

4.5	Fourteenth Supplemental Indenture, dated as of May 21, 2003, to Senior Indenture, dated as of October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee. Incorporated by reference from Exhibit 99.3 to the Current Report on Form 8-K filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on May 22, 2003.

4.6	Sixteenth Supplemental Indenture, dated as of December 9, 2003, to Senior Indenture, dated as of October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee. Incorporated by reference from Exhibit 99.3 to the Current Report on Form 8-K filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on December 10, 2003.

4.7	Seventeenth Supplemental Indenture, dated as of September 15, 2004, to Senior Indenture, dated as of October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on September 21, 2004.

4.8	Eighteenth Supplemental Indenture, dated as of November 22, 2004, to Senior Indenture, dated as of October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on November 23, 2004.

4.9	Nineteenth Supplemental Indenture, dated as of December 13, 2004, to Senior Indenture, dated as of October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on December 17, 2004.

4.10	Twentieth Supplemental Indenture, dated as of March 21, 2006, to Senior Indenture, dated as of October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on March 24, 2006.

4.11	Twenty-first Supplemental Indenture, dated as of August 15, 2006, to Senior Indenture, dated as of October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on August 16, 2006.

4.12	Twenty-Second Supplemental Indenture, dated as of January 2, 2008, to Senior Indenture, dated as of October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee. Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed by Clear Channel Communications, Inc. with the Securities and Exchange Commission on January 4, 2008.

4.13	Indenture, dated as of July 30, 2008, by and among BT Triple Crown Merger Co., Inc., Law Debenture Trust Company of New York, Deutsche Bank Trust Company Americas and Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the merger). Incorporated by reference from Exhibit 10.16 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 30, 2008.

4.14	Supplemental Indenture, dated as of July 30, 2008, by and among Clear Channel Capital I, LLC, certain subsidiaries of Clear Channel Communications, Inc. party thereto and Law Debenture Trust Company of New York. Incorporated by reference from Exhibit 10.17 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 30, 2008.

Exhibit Number	Description

4.15	Supplemental Indenture, dated as of December 9, 2008, by and between CC Finco Holdings, LLC and Law Debenture Trust Company of New York. Incorporated by reference from Exhibit 10.24 to the Form 10-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on March 2, 2009.

4.16	Registration Rights Agreement, dated as of July 30, 2008, by and among Clear Channel Communications, Inc., certain subsidiaries of Clear Channel Communications, Inc. party thereto, Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Greenwich Capital Markets, Inc. and Wachovia Capital Markets, LLC. Incorporated by reference from Exhibit 10.18 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 30, 2008.

10.1	First Amended and Restated Management Agreement, dated as of July 28, 2008, by and among CC Media Holdings, Inc., Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the merger), B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, THL Managers VI, LLC and Bain Capital Partners, LLC. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 30, 2008.

10.2	Affiliate Transactions Agreement, dated as of July 30, 2008, by and among CC Media Holdings, Inc., Bain Capital Fund IX, L.P., Thomas H. Lee Equity Fund VI, L.P. and BT Triple Crown Merger Co., Inc. Incorporated by reference from Exhibit 6 to the Form 8-A Registration Statement filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 30, 2008.

10.3	Amended and Restated Employment Agreement, dated July 28, 2008, by and between CC Media Holdings, Inc., Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the merger) and Randall T. Mays. Incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 30, 2008.

10.4	Amendment to Amended and Restated Employment Agreement, dated January 20, 2009, by and between CC Media Holdings, Inc., Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the merger) and Randall T. Mays. Incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on January 21, 2009.

10.5	Amended and Restated Employment Agreement, dated July 28, 2008, by and between CC Media Holdings, Inc., Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the merger) and Mark P. Mays. Incorporated by reference from Exhibit 10.6 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 30, 2008.

10.6	Amendment to Amended and Restated Employment Agreement, dated January 20, 2009, by and between CC Media Holdings, Inc., Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the merger) and Mark P. Mays. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on January 21, 2009.

10.7	Amended and Restated Employment Agreement, dated July 28, 2008, by and between CC Media Holdings, Inc., Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the merger) and L. Lowry Mays. Incorporated by reference from Exhibit 10.7 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 30, 2008.

10.8	Employment Agreement, dated June 29, 2008, by and between Clear Channel Broadcasting, Inc. and John E. Hogan. Incorporated by reference from Exhibit 10.8 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 30, 2008.

Exhibit Number	Description

10.9	Employment Separation Agreement, dated July 13, 2009, by and between CC Media Holdings, Inc. and Andrew W. Levin. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 16, 2009.

10.10*	Employment Separation Agreement, dated October 19, 2009, by and between Clear Channel Communications, Inc. and Herbert W. Hill.

10.11	Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the merger), the subsidiary borrowers of Clear Channel Communications, Inc. party thereto (following the effectiveness of the merger), Clear Channel Capital I, LLC (following the effectiveness of the merger), the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto. Incorporated by reference from Exhibit 10.2 to the Registration Statement on Form S-4 (Registration No. 333-151345) filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on June 2, 2008 and declared effective by the Securities and Exchange Commission on June 17, 2008.

10.12	Amendment No. 1, dated as of July 9, 2008, to the Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the merger), the subsidiary borrowers of Clear Channel Communications, Inc. party thereto (following the effectiveness of the merger), Clear Channel Capital I, LLC (following the effectiveness of the merger), the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto. Incorporated by reference from Exhibit 10.10 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 30, 2008.

10.13	Amendment No. 2, dated as of July 28, 2008, to the Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the merger), the subsidiary borrowers of Clear Channel Communications, Inc. party thereto (following the effectiveness of the merger), Clear Channel Capital I, LLC (following the effectiveness of the merger), the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto. Incorporated by reference from Exhibit 10.11 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 30, 2008.

10.14	Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the merger), the subsidiary borrowers of Clear Channel Communications, Inc. party thereto (following the effectiveness of the merger), Clear Channel Capital I, LLC (following the effectiveness of the merger), the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto. Incorporated by reference from Exhibit 10.3 to the Registration Statement on Form S-4 (Registration No. 333-151345) filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on June 2, 2008 and declared effective by the Securities and Exchange Commission on June 17, 2008.

10.15	Amendment No. 1, dated as of July 9, 2008, to the Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the merger), the subsidiary borrowers of Clear Channel Communications, Inc. party thereto (following the effectiveness of the merger), Clear Channel Capital I, LLC (following the effectiveness of the merger), the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto. Incorporated by reference from Exhibit 10.13 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 30, 2008.

10.16	Amendment No. 2, dated as of July 28, 2008, to the Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the merger), the subsidiary borrowers of Clear Channel

Exhibit Number	Description

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

10.17	Purchase Agreement, dated May 13, 2008, by and among BT Triple Crown Merger Co., Inc., Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Greenwich Capital Markets, Inc. and Wachovia Capital Markets, LLC Incorporated by reference from Exhibit 10.4 to the Registration Statement on Form S-4 (Registration No. 333-151345) filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on June 2, 2008 and declared effective by the Securities and Exchange Commission on June 17, 2008.

10.18	Form of Indemnification Agreement. Incorporated by reference from Exhibit 10.26 to the Current Report on Form 8-K filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on July 30, 2008.

10.19	Amended and Restated Voting Agreement dated as of May 13, 2008 by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, CC Media Holdings, Inc., Highfields Capital I LP, Highfields Capital II LP, Highfields Capital III LP and Highfields Capital Management LP. Incorporated by reference from Annex E to the Registration Statement on Form S-4 (Registration No. 333-151345) filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on June 2, 2008 and declared effective by the Securities and Exchange Commission on June 17, 2008.

10.20	Voting Agreement dated as of May 13, 2008 by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, CC Media Holdings, Inc., Abrams Capital Partners I, LP, Abrams Capital Partners II, LP, Whitecrest Partners, LP, Abrams Capital International, Ltd. and Riva Capital Partners, LP. Incorporated by reference from Annex F to the Registration Statement on Form S-4 (Registration No. 333-151345) filed by CC Media Holdings, Inc. with the Securities and Exchange Commission on June 2, 2008 and declared effective by the Securities and Exchange Commission on June 17, 2008.

11	Statement re: Computation of Per Share Earnings.

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

** Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL COMMUNICATIONS, INC.

November 11, 2009	/s/ Randall T. Mays
Randall T. Mays
President and
Chief Financial Officer

November 11, 2009	/s/ Herbert W. Hill, Jr.
Herbert W. Hill, Jr.
Senior Vice President and
Chief Accounting Officer