Form 10-Q
period 2010-03-31
CLEAR CHANNEL COMMUNICATIONS INC
filed 2010-05-10
CIK 739708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer  ☒     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2010
Common stock, $.001 par value	500,000,000

The Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form in a reduced disclosure format permitted by General Instruction H(2).

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

PART I

Item 1. UNAUDITED FINANCIAL STATEMENTS OF CLEAR CHANNEL CAPITAL I, LLC

CLEAR CHANNEL CAPITAL I, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2010 (Unaudited)	December 31, 2009
CURRENT ASSETS
Cash and cash equivalents	$1,482,291	$1,883,994
Accounts receivable, net	1,201,429	1,301,700
Other current assets	484,647	473,151

Total Current Assets	3,168,367	3,658,845

PROPERTY, PLANT AND EQUIPMENT
Structures, net	2,090,317	2,143,972
Other property, plant and equipment, net	1,169,397	1,188,421

INTANGIBLE ASSETS
Definite-lived intangibles, net	2,519,184	2,599,244
Indefinite-lived intangibles	3,561,728	3,562,057
Goodwill	4,114,421	4,125,005

Other assets	776,570	769,557

Total Assets	$17,399,984	$18,047,101

CURRENT LIABILITIES
Accounts payable and accrued expenses	$891,621	$995,740
Current portion of long-term debt	800,184	398,779
Deferred income	197,410	149,617

Total Current Liabilities	1,889,215	1,544,136

Long-term debt	19,576,685	20,303,126
Deferred income taxes	2,141,305	2,220,023
Other long-term liabilities	847,565	824,554
Commitments and contingent liabilities (Note 6)

MEMBER’S DEFICIT
Noncontrolling interest	450,461	455,648
Member’s interest	2,113,325	2,109,007
Retained deficit	(9,251,498)	(9,076,084)
Accumulated other comprehensive loss	(367,074)	(333,309)

Total Member’s Deficit	(7,054,786)	(6,844,738)

Total Liabilities and Member’s Deficit	$17,399,984	$18,047,101

See Notes to Consolidated Financial Statements

CLEAR CHANNEL CAPITAL I, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2010	2009
Revenue	$1,263,778	$1,207,987

Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	597,347	618,349
Selling, general and administrative expenses (excludes depreciation and amortization)	349,296	377,536
Depreciation and amortization	181,334	175,559
Corporate expenses (excludes depreciation and amortization)	64,496	47,635
Other operating income (expense) – net	3,772	(2,894)

Operating income (loss)	75,077	(13,986)
Interest expense	385,795	387,053
Equity in earnings (loss) of nonconsolidated affiliates	1,871	(4,188)
Other income (expense) – net	58,035	(3,180)

Loss before income taxes	(250,812)	(408,407)
Income tax benefit (expense)	71,185	(19,592)

Consolidated net loss	(179,627)	(427,999)
Amount attributable to noncontrolling interest	(4,213)	(9,782)

Net loss attributable to the Company	$(175,414)	$(418,217)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(39,449)	(47,343)
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	3,945	(10,161)
Unrealized holding loss on cash flow derivatives	(3,154)	(28,358)
Reclassification adjustment	225	3,633

Comprehensive loss	(213,847)	(500,446)

Amount attributable to noncontrolling interest	(4,668)	(9,172)

Comprehensive loss attributable to the Company	$(209,179)	$(491,274)

See Notes to Consolidated Financial Statements

CLEAR CHANNEL CAPITAL I, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Consolidated net loss	$(179,627)	$(427,999)

Reconciling items:
Depreciation and amortization	181,334	175,559
Deferred taxes	(83,842)	8,497
(Gain) loss on disposal of operating assets	(3,772)	2,894
Gain on extinguishment of debt	(60,289)	—
Provision for doubtful accounts	2,918	12,964
Share-based compensation	8,115	9,771
Equity in (earnings) loss of nonconsolidated affiliates	(1,871)	4,188
Amortization of deferred financing charges, bond premiums and accretion of note discounts, net	52,704	61,616
Other reconciling items - net	3,055	916
Changes in operating assets and liabilities:
Decrease in accounts receivable	89,370	178,590
Increase in deferred income	49,680	52,086
Increase (decrease) in accounts payable, accrued expenses and other liabilities	797	(94,386)
Decrease in accrued interest	(9,959)	(72,988)
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	(18,378)	(38,727)

Net cash provided by (used for) operating activities	30,235	(127,019)

Cash flows from investing activities:
Sales of investments – net	—	23,500
Purchases of property, plant and equipment	(55,324)	(48,484)
Acquisition of operating assets	(10,389)	(4,792)
Proceeds from disposal of assets	8,140	25,955
Change in other – net	(14,087)	(273)

Net cash used for investing activities	(71,660)	(4,094)

Cash flows from financing activities:
Draws on credit facilities	75,304	1,590,000
Payments on credit facilities	(66,706)	(125,273)
Proceeds (payments) on long-term debt	(244,109)	1,340
Repurchases of long-term debt	(125,000)	—
Change in other – net	233	—

Net cash provided by (used for) financing activities	(360,278)	1,466,067
Net increase (decrease) in cash and cash equivalents	(401,703)	1,334,954
Cash and cash equivalents at beginning of period	1,883,994	239,846

Cash and cash equivalents at end of period	$1,482,291	$1,574,800

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

The accompanying consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the SEC and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K.

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

Certain prior-period amounts have been reclassified to conform to the 2010 presentation.

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

New Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-09, Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 updates ASC Topic 855, Subsequent Events. ASU 2010-09 removes the requirement to disclose the date through which an entity has evaluated subsequent events. The Company adopted the provisions of ASU 2010-09 upon issuance with no material impact to its financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. This update amends ASC Topic 820, Fair Value Measurements and Disclosures, to require new disclosures for significant transfers in and out of Level 1 and Level 2 fair value measurements, disaggregation regarding classes of assets and liabilities, valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 or Level 3. These disclosures are effective for the interim and annual reporting periods beginning after December 15, 2009. Additional new disclosures regarding the purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 beginning with the first interim period. The Company adopted the relevant disclosure provisions of ASU 2010-06 on January 1, 2010 and will adopt the latter provisions on January 1, 2011 as appropriate.

Note 2: PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL

Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets at March 31, 2010 and December 31, 2009, respectively.

(In thousands)	March 31,	December 31,
	2010	2009
Land, buildings and improvements	$642,059	$633,222
Structures	2,515,746	2,514,602
Towers, transmitters and studio equipment	386,947	381,046
Furniture and other equipment	237,690	234,101
Construction in progress	77,077	88,391

	3,859,519	3,851,362
Less accumulated depreciation	599,805	518,969

Property, plant and equipment, net	$3,259,714	$3,332,393

Definite-lived Intangible Assets

The Company has definite-lived intangible assets which consist primarily of transit and street furniture contracts, permanent easements that provide the Company access to certain of its outdoor displays and other contractual rights in its Americas and International outdoor segments. The Company has talent and program rights contracts and advertiser relationships in its radio segment and contracts for non-affiliated radio and television stations in its media representation operations. These definite-lived intangible assets are amortized over the shorter of either the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows.

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at March 31, 2010 and December 31, 2009:

(In thousands)	March 31, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor contractual rights	$788,260	$183,310	$803,297	$166,803
Customer / advertiser relationships	1,210,205	199,879	1,210,205	169,897
Talent contracts	320,854	68,284	320,854	57,825
Representation contracts	228,802	72,511	218,584	54,755
Other	550,305	55,258	550,041	54,457

Total	$3,098,426	$579,242	$3,102,981	$503,737

Total amortization expense related to definite-lived intangible assets was $81.0 million and $72.0 million for the three months ended March 31, 2010 and 2009, respectively.

As acquisitions and dispositions occur in the future, amortization expense may vary. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)

2011	$303,571
2012	290,225
2013	272,927
2014	253,453
2015	231,189

Indefinite-lived Intangible Assets

The Company’s indefinite-lived intangible assets consist of Federal Communications Commission (“FCC”) broadcast licenses and billboard permits as follows:

(In thousands)	March 31,	December 31,
	2010	2009
FCC broadcast licenses	$2,429,040	$2,429,839
Billboard permits	1,132,688	1,132,218

Total indefinite-lived intangible assets	$3,561,728	$3,562,057

Goodwill

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments.

(In thousands)	Radio	Americas Outdoor	International Outdoor	Other	Total
Balance as of December 31, 2008	$5,579,190	$892,598	$287,543	$331,290	$7,090,621
Impairment	(2,420,897)	(390,374)	(73,764)	(211,988)	(3,097,023)
Acquisitions	4,518	2,250	110	—	6,878
Dispositions	(62,410)	—	—	(2,276)	(64,686)
Foreign currency	—	16,293	17,412	—	33,705
Purchase price adjustments - net	47,086	68,896	45,042	(482)	160,542
Other	(618)	(4,414)	—	—	(5,032)

Balance as of December 31, 2009	3,146,869	585,249	276,343	116,544	4,125,005
Acquisitions	—	—	—	214	214
Dispositions	(2,261)	—	—	—	(2,261)
Foreign currency	—	283	(8,820)	—	(8,537)

Balance as of March 31, 2010	$3,144,608	$585,532	$267,523	$116,758	$4,114,421

The balance at December 31, 2008 is net of cumulative impairments of $1.1 billion, $2.3 billion, and $173.4 million in the Radio, Americas outdoor and International outdoor segments, respectively.

NOTE 3: DEBT

Long-term debt at March 31, 2010 and December 31, 2009 consisted of the following:

(In thousands)	March 31, 2010	December 31, 2009
Senior Secured Credit Facilities:
Term Loan Facilities	$10,885,447	$10,885,447
Revolving Credit Facility Due 2014	1,862,500	1,812,500
Delayed Draw Facilities Due 2016	874,432	874,432
Receivables Based Facility Due 2014	318,732	355,732
Other Secured Long-term Debt	6,246	5,225

Total Consolidated Secured Debt	13,947,357	13,933,336

Senior Cash Pay Notes	796,250	796,250
Senior Toggle Notes	783,783	915,200
Clear Channel Senior Notes	3,027,574	3,267,549
Subsidiary Senior Notes	2,500,000	2,500,000
Other long-term debt	69,890	77,657
Purchase accounting adjustments and original issue discount	(747,985)	(788,087)

	20,376,869	20,701,905
Less: current portion	800,184	398,779

Total long-term debt	$19,576,685	$20,303,126

The Company’s weighted average interest rate at March 31, 2010 was 6.2%. The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $17.4 billion and $17.7 billion at March 31, 2010 and December 31, 2009, respectively.

Debt Repurchases and Maturities

During the first quarter of 2010, Clear Channel Investments, Inc. (“CC Investments”), an indirect wholly-owned subsidiary of the Company, repurchased certain of Clear Channel’s outstanding Senior Toggle Notes (“senior toggle notes”) through the open market as shown in the table below. Notes repurchased and held by CC Investments are eliminated in consolidation.

(In thousands)	Three Months Ended March 31, 2010
CC Investments
Principal amount of debt repurchased	$185,185
Deferred loan costs and other	104
Gain recorded in “Other income (expense) – net” (1)	(60,289)

Cash paid for repurchases of long-term debt	$125,000

(1)	CC Investments repurchased certain of Clear Channel’s senior toggle notes at a discount, resulting in a gain on the extinguishment of debt.

During the first quarter of 2010, the Company repaid its remaining 4.50% senior notes upon maturity for $240.0 million with available cash on hand.

Note 4: OTHER DEVELOPMENTS

Restructuring Program

In the fourth quarter of 2008, CCMH initiated a company-wide strategic review of its costs and organizational structure to identify opportunities to maximize efficiency and realign expenses with the Company’s current and long-term business outlook (the “restructuring program”). As of March 31, 2010, the Company had incurred a total of $279.6 million of costs in conjunction with this restructuring program.

No assurance can be given that the restructuring program will achieve all of the anticipated cost savings in the timeframe expected or at all, or that the cost savings will be sustainable. In addition, the Company may modify or terminate the restructuring program in response to economic conditions or otherwise.

Share-based Compensation Expense

The Company does not have any equity incentive plans. Employees of subsidiaries of the Company receive equity awards from CCMH’s equity incentive plans. The following provides information related to CCMH’s and Clear Channel’s equity incentive plans.

Share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. The following table presents the amount of share-based compensation expense recorded during the three months ended March 31, 2010 and 2009:

(In thousands)	Three Months Ended March 31,
	2010	2009
Direct operating expenses	$2,721	$3,007
Selling, general and administrative expenses	1,661	1,888
Corporate expenses	3,733	4,876

Total share-based compensation expense	$8,115	$9,771

As of March 31, 2010, there was $83.2 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions. This cost is expected to be recognized over three years.

Supplemental Disclosures

During the quarter ended March 31, 2010, cash paid for interest and income taxes, net of income tax refunds of $3.8 million, was as follows:

(In thousands)	Three Months Ended March 31, 2010
Interest	$345,058
Income taxes	6,214

Divestiture Trusts

The Company owns certain radio stations which, under current FCC rules, are not permitted or transferable. These radio stations were placed in a trust in order to comply with FCC rules at the time of the closing of the merger. The Company is the beneficial owner of the trust, but the radio stations are managed by an independent trustee. The Company will have to divest all of these radio stations unless any stations may be owned by the Company under then-current FCC rules, in which case the trust will be terminated with respect to such stations. The trust agreement stipulates that the Company must fund any operating shortfalls of the trust activities, and any excess cash flow generated by the trust is distributed to the Company. The Company is also the beneficiary of proceeds from the sale of stations held in the trust. The Company consolidates the trust in accordance with ASC 810-10, which requires an enterprise involved with variable interest entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in the variable interest entity, as the trust was determined to be a variable interest entity and the Company is its primary beneficiary.

Income Tax Benefit (Expense)

The Company’s income tax benefit (expense) for the three months ended March 31, 2010 and 2009, respectively, consisted of the following components:

(In thousands)	Three Months Ended March 31,
	2010	2009
Current tax expense	$(12,657)	$(11,095)
Deferred tax benefit (expense)	83,842	(8,497)

Income tax benefit (expense)	$71,185	$(19,592)

The effective tax rate is the provision for income taxes as a percent of income from continuing operations before income taxes. The effective tax rate for the three months ended March 31, 2010 was 28.4%. The 2010 effective rate was impacted primarily as a result of the Company’s inability to benefit from tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years. The change in the effective rate compared to the same period of the prior year was impacted primarily as a result of a deferred tax valuation allowance recorded in 2009 due to the uncertainty of the Company’s ability to utilize Federal tax losses at that time. For the three months ended March 31, 2009, the effective tax rate was a negative 4.8%, driven by the Company’s inability to record tax benefits on Federal and foreign net losses generated during the period.

Note 5: FAIR VALUE MEASUREMENTS

Marketable Equity Securities

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

The marketable equity securities are measured at fair value using quoted prices in active markets. Due to the fact that the inputs used to measure the marketable equity securities at fair value are observable, the Company has categorized the fair value measurements of the securities as Level 1. The cost, unrealized holding gains or losses, and fair value of the Company’s investments at March 31, 2010 and December 31, 2009 are as follows:

(In thousands)	March 31, 2010				December 31, 2009
Investments	Fair Value	Gross Unrealized Losses	Gross Unrealized Gains	Cost	Fair Value	Gross Unrealized Losses	Gross Unrealized Gains	Cost
Available-for-sale	$46,642	$(1,297)	$28,835	$19,104	$38,902	$(12,237)	$32,035	$19,104

Interest Rate Swap Agreements

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

The swap agreements are valued using a discounted cash flow model that takes into account the present value of the future cash flows under the terms of the agreements by using market information available as of the reporting date, including prevailing interest rates and credit spread. Due to the fact that the inputs are either directly or indirectly observable, the Company classified the fair value measurements of these agreements as Level 2.

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

The Company’s interest rate swaps meet the four criteria in ASC 815-30-35-22, which states that if certain critical terms and matching criteria are met, the change-in-variable-cash-flows method will result in no ineffectiveness being recorded in earnings. In accordance with ASC 815-20-35-9, as the critical terms of the swaps and the floating-rate debt being hedged were the same at inception and remained the same during the current period, no ineffectiveness was recorded in earnings related to these interest rate swaps.

The fair value of the Company’s interest rate swaps designated as hedging instruments and recorded in “Other long-term liabilities” was $242.3 million and $237.2 million at March 31, 2010 and December 31, 2009, respectively.

The following table details the beginning and ending accumulated other comprehensive loss and the current period activity related to the interest rate swap agreements:

(In thousands)	Accumulated other comprehensive loss
Balance at January 1, 2010	$149,179
Other comprehensive loss	3,154

Balance at March 31, 2010	$152,333

Other Comprehensive Income (Loss)

The following table discloses the amount of income tax benefit (expense) allocated to each component of other comprehensive income for the three months ended March 31, 2010 and 2009, respectively:

(In thousands)	Three Months Ended March 31,
	2010	2009
Unrealized holding loss on marketable securities	$(4,384)	$(2,477)
Unrealized holding gain on cash flow derivatives	1,888	16,508

Income tax benefit (expense)	$(2,496)	$14,031

Note 6: COMMITMENTS, CONTINGENCIES AND GUARANTEES

The Company and its subsidiaries are currently involved in certain legal proceedings arising in the ordinary course of business and, as required, the Company has accrued its estimate of the probable costs for resolution of those claims for which the occurrence of loss is probable and the amount can be reasonably estimated. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of its strategies related to these proceedings.

At March 31, 2010, Clear Channel guaranteed $39.9 million of credit lines provided to certain of its international subsidiaries by a major international bank. Most of these credit lines related to intraday overdraft facilities covering participants in Clear Channel’s European cash management pool. As of March 31, 2010, no amounts were outstanding under these agreements.

As of March 31, 2010, Clear Channel had outstanding commercial standby letters of credit and surety bonds of $129.0 million and $49.0 million, respectively. Letters of credit in the amount of $15.7 million are collateral in support of surety bonds and these amounts would only be drawn under the letter of credit in the event the associated surety bonds were funded and Clear Channel did not honor its reimbursement obligation to the issuers.

These letters of credit and surety bonds relate to various operational matters including insurance, bid, and performance bonds as well as other items.

Note 7: CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Clear Channel is a party to a management agreement with certain affiliates of the Sponsors and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018. These agreements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year. For the three months ended March 31, 2010 and 2009, the Company recognized management fees of $3.8 million.

In addition, the Company reimbursed the Sponsors for additional expenses in the amount of $0.5 million for the three months ended March 31, 2010.

Note 8: EQUITY AND COMPREHENSIVE INCOME (LOSS)

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity. The following table shows the changes in equity attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2010	$(7,300,386)	$455,648	$(6,844,738)
Net loss	(175,414)	(4,213)	(179,627)
Foreign currency translation adjustments	(35,056)	(4,393)	(39,449)
Unrealized holding gain (loss) on marketable securities	4,246	(301)	3,945
Unrealized holding loss on cash flow derivatives	(3,154)	—	(3,154)
Reclassification adjustment	199	26	225
Other - net	4,318	3,694	8,012

Balances at March 31, 2010	$(7,505,247)	$450,461	$(7,054,786)

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2009	$(3,342,451)	$426,220	$(2,916,231)
Net loss	(418,217)	(9,782)	(427,999)
Foreign currency translation adjustments	(39,970)	(7,373)	(47,343)
Unrealized holding loss on marketable securities	(8,362)	(1,799)	(10,161)
Unrealized holding loss on cash flow derivatives	(28,358)	—	(28,358)
Reclassification adjustment	3,633	33,382	37,015
Other - net	6,728	2,774	9,502

Balances at March 31, 2009	$(3,826,997)	$443,422	$(3,383,575)

Note 9: SEGMENT DATA

The Company has three reportable segments, which it believes best reflect how the Company is currently managed – radio broadcasting, Americas outdoor advertising and International outdoor advertising. The Americas outdoor advertising segment consists primarily of operations in the United States, Canada and Latin America, and the International outdoor segment includes operations primarily in Europe, Asia and Australia. The category “other” includes media representation and other general support services and initiatives. Revenue and expenses earned and charged between segments are recorded at fair value and eliminated in consolidation.

The following table presents the Company’s operating segment results for the three months ended March 31, 2010 and 2009.

(In thousands)	Radio Broadcasting	Americas Outdoor Advertising	International Outdoor Advertising	Other	Corporate and other reconciling items	Eliminations	Consolidated

Three Months Ended March 31, 2010
Revenue	$623,199	$270,977	$337,791	$52,046	$—	$(20,235)	$1,263,778
Direct operating expenses	203,760	139,308	239,578	24,828	—	(10,127)	597,347
Selling, general and administrative expenses	227,097	44,477	66,880	20,950	—	(10,108)	349,296
Depreciation and amortization	63,932	49,451	52,258	13,596	2,097	—	181,334
Corporate expenses	—	—	—	—	64,496	—	64,496
Other operating income - net	—	—	—	—	3,772	—	3,772

Operating income (loss)	$128,410	$37,741	$(20,925)	$(7,328)	$(62,821)	$—	$75,077

Intersegment revenues	$6,654	$1,057	$—	$12,524	$—	$—	$20,235
Identifiable assets	$8,499,493	$4,680,437	$2,102,303	$765,666	$1,352,085	$—	$17,399,984
Capital expenditures	$4,589	$24,705	$24,618	$—	$1,412	$—	$55,324
Share-based compensation expense	$1,749	$2,030	$603	$—	$3,733	$—	$8,115

Three Months Ended March 31, 2009
Revenue	$603,622	$270,187	$312,029	$41,798	$—	$(19,649)	$1,207,987
Direct operating expenses	228,182	144,880	234,728	22,526	—	(11,967)	618,349
Selling, general and administrative expenses	239,339	48,839	68,925	28,115	—	(7,682)	377,536
Depreciation and amortization	56,832	46,650	55,258	14,847	1,972	—	175,559
Corporate expenses	—	—	—	—	47,635	—	47,635
Other operating expense - net	—	—	—	—	(2,894)	—	(2,894)

Operating income (loss)	$79,269	$29,818	$(46,882)	$(23,690)	$(52,501)	$—	$(13,986)

Intersegment revenues	$9,413	$125	$—	$10,111	$—	$—	$19,649
Identifiable assets	$11,762,613	$5,108,561	$2,255,883	$982,668	$1,919,334	$—	$22,029,059
Capital expenditures	$10,705	$19,965	$17,239	$5	$570	$—	$48,484
Share-based compensation expense	$1,999	$2,168	$656	$72	$4,876	$—	$9,771

Revenue of $375.6 million and $340.7 million derived from non-U.S. operations are included in the data above for the three months ended March 31, 2010 and 2009, respectively. Identifiable assets of $2.3 billion and $2.5 billion derived from non-U.S. operations are included in the data above as of March 31, 2010 and 2009, respectively.

Note 9: GUARANTOR SUBSIDIARIES

The Company and certain of Clear Channel’s direct and indirect wholly-owned domestic subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guaranteed on a joint and several basis certain of the outstanding indebtedness of Clear Channel (the “Subsidiary Issuer”). The following consolidating schedules present financial information on a combined basis in conformity with the SEC’s Regulation S-X Rule 3-10(d):

	March 31, 2010
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$—	$853,413	$628,878	$—	$1,482,291
Accounts receivable, net	—	—	519,157	682,272	—	1,201,429
Intercompany receivables	14,164	7,175,227	5,983	35,816	(7,231,190)	—
Other current assets	5,657	183,116	28,737	280,359	(13,222)	484,647

Total Current Assets	19,821	7,358,343	1,407,290	1,627,325	(7,244,412)	3,168,367
Property, plant and equipment, net	—	—	873,222	2,386,492	—	3,259,714
Definite-lived intangibles, net	—	—	1,742,200	776,984	—	2,519,184
Indefinite-lived intangibles – licenses	—	—	2,429,040	—	—	2,429,040
Indefinite-lived intangibles – permits	—	—		1,132,688	—	1,132,688
Goodwill	—	—	3,257,612	856,809	—	4,114,421
Intercompany notes receivable	—	212,000	—	—	(212,000)	—
Long-term intercompany receivable	—	—	—	160,473	(160,473)	—
Investment in subsidiaries	(7,979,043)	4,011,026	2,817,171	—	1,150,846	—
Other assets	—	209,934	177,783	864,493	(475,640)	776,570

Total Assets	$(7,959,222)	$11,791,303	$12,704,318	$7,805,264	$(6,941,679)	$17,399,984

Accounts payable and accrued expenses	$—	$82,106	$244,094	$578,643	$(13,222)	$891,621
Intercompany payable	—	—	7,225,207	5,983	(7,231,190)	—
Current portion of long-term debt	—	757,166	3	43,015	—	800,184
Deferred income	—	—	46,645	150,765	—	197,410

Total Current Liabilities	—	839,272	7,515,949	778,406	(7,244,412)	1,889,215
Long-term debt	—	17,957,213	4,000	2,534,119	(918,647)	19,576,685
Long-term intercompany payable	—	160,473	—	—	(160,473)	—
Intercompany long-term debt	—	—	212,000	—	(212,000)	—
Deferred income taxes	(10,968)	518,350	781,955	851,968	—	2,141,305
Other long-term liabilities	—	295,038	294,905	257,622	—	847,565
Total member’s interest (deficit)	(7,948,254)	(7,979,043)	3,895,509	3,383,149	1,593,853	(7,054,786)

Total Liabilities and Member’s Interest (Deficit)	$(7,959,222)	$11,791,303	$12,704,318	$7,805,264	$(6,941,679)	$17,399,984

	December 31, 2009
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$—	$1,258,993	$625,001	$—	$1,883,994
Accounts receivable, net	—	—	569,300	732,400	—	1,301,700
Intercompany receivables	9,601	7,132,727	9,624	47,690	(7,199,642)	—
Other current assets	6,408	441,221	(261,632)	309,634	(22,480)	473,151

Total Current Assets	16,009	7,573,948	1,576,285	1,714,725	(7,222,122)	3,658,845
Property, plant and equipment, net	—	—	890,068	2,442,325	—	3,332,393
Definite-lived intangibles, net	—	—	1,789,195	810,049	—	2,599,244
Indefinite-lived intangibles – licenses	—	—	2,429,839	—	—	2,429,839
Indefinite-lived intangibles – permits	—	—	—	1,132,218	—	1,132,218
Goodwill	—	—	3,259,659	865,346	—	4,125,005
Intercompany notes receivable	—	212,000	—	—	(212,000)	—
Long-term intercompany receivable	—	—	—	123,308	(123,308)	—
Investment in subsidiaries	(7,724,529)	4,042,305	2,903,194	—	779,030	—
Other assets	—	214,688	42,430	835,346	(322,907)	769,557

Total Assets	$(7,708,520)	$12,042,941	$12,890,670	$7,923,317	$(7,101,307)	$18,047,101

Accounts payable and accrued expenses	$—	$158,817	$241,519	$617,884	$(22,480)	$995,740
Intercompany payable	—	—	7,313,326	9,624	(7,322,950)	—
Current portion of long-term debt	—	351,702	4	47,073	—	398,779
Deferred income	—	—	37,189	112,428	—	149,617

Total Current Liabilities	—	510,519	7,592,038	787,009	(7,345,430)	1,544,136
Long-term debt	—	18,457,142	4,000	2,561,805	(719,821)	20,303,126
Intercompany long-term debt	—	—	212,000	—	(212,000)	—
Deferred income taxes	(11,220)	511,142	846,062	874,039	—	2,220,023
Other long-term liabilities	—	288,667	279,477	256,410	—	824,554
Total member’s interest (deficit)	(7,697,300)	(7,724,529)	3,957,093	3,444,054	1,175,944	(6,844,738)

Total Liabilities and Member’s Interest (Deficit)	$(7,708,520)	$12,042,941	$12,890,670	$7,923,317	$(7,101,307)	$18,047,101

	Three Months Ended March 31, 2010
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$649,811	$615,284	$(1,317)	$1,263,778
Operating expenses:
Direct operating expenses	—	—	217,521	380,086	(260)	597,347
Selling, general and administrative expenses	—	—	234,648	115,705	(1,057)	349,296
Depreciation and amortization	—	—	79,248	102,086	—	181,334
Corporate expenses	3,008	3	40,713	20,772	—	64,496
Other operating income (expense) – net	—	—	2,754	1,018	—	3,772

Operating income (loss)	(3,008)	(3)	80,435	(2,347)	—	75,077
Interest (income) expense – net	4	351,618	5,324	14,653	14,196	385,795
Equity in earnings (loss) of nonconsolidated affiliates	(219,600)	481	(46,285)	1,880	265,395	1,871
Other income (expense) – net	—	—	(598)	(1,656)	60,289	58,035

Income (loss) before income taxes	(222,612)	(351,140)	28,228	(16,776)	311,488	(250,812)

Income tax benefit (expense):
Current	1,357	140,636	(128,987)	(25,663)	—	(12,657)
Deferred	(252)	(9,096)	72,881	20,309	—	83,842

Income tax benefit (expense)	1,105	131,540	(56,106)	(5,354)	—	71,185

Consolidated net income (loss)	(221,507)	(219,600)	(27,878)	(22,130)	311,488	(179,627)
Amount attributable to noncontrolling interest	—	—	(3,216)	(997)	—	(4,213)

Net income (loss) attributable to the Company	$(221,507)	$(219,600)	$(24,662)	$(21,133)	$311,488	$(175,414)

	Three Months Ended March 31, 2009
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$620,002	$588,311	$(326)	$1,207,987
Operating expenses:
Direct operating expenses	—	—	237,618	380,932	(201)	618,349
Selling, general and administrative expenses	—	—	255,784	121,877	(125)	377,536
Depreciation and amortization	—	—	73,210	102,349	—	175,559
Corporate expenses	2,662	1	30,726	14,246	—	47,635
Merger expenses	—	—	—	—	—	—
Other operating income (expense) – net	—	—	(7,506)	4,612	—	(2,894)

Operating income (loss)	(2,662)	(1)	15,158	(26,481)	—	(13,986)
Interest (income) expense – net	5	348,285	3,006	34,539	1,218	387,053
Gain on marketable securities	—	—	—	—	—	—
Equity in earnings (loss) of nonconsolidated affiliates	(414,268)	(87,115)	(88,858)	(4,188)	590,241	(4,188)
Other income (expense) – net	—	(114)	(191)	(2,875)	—	(3,180)

Income (loss) before income taxes	(416,935)	(435,515)	(76,897)	(68,083)	589,023	(408,407)

Income tax benefit (expense):
Current	173	3,214	(8,402)	(6,080)	—	(11,095)
Deferred	(237)	18,033	(10,775)	(15,518)	—	(8,497)

Income tax benefit (expense)	(64)	21,247	(19,177)	(21,598)	—	(19,592)

Consolidated net income (loss)	(416,999)	(414,268)	(96,074)	(89,681)	589,023	(427,999)
Amount attributable to noncontrolling interest	—	—	(6,307)	(3,475)	—	(9,782)

Net income (loss) attributable to the Company	$(416,999)	$(414,268)	$(89,767)	$(86,206)	$589,023	$(418,217)

	Three Months Ended March 31, 2010
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(221,507)	$(219,600)	$(27,878)	$(22,130)	$311,488	$(179,627)
Reconciling items:
Depreciation and amortization	—	—	79,248	102,086	—	181,334
Deferred taxes	252	9,096	(72,881)	(20,309)	—	(83,842)
(Gain) loss on disposal of operating assets	—	—	(2,754)	(1,018)	—	(3,772)
Gain on extinguishment of debt	—	—	—	—	(60,289)	(60,289)
Provision for doubtful accounts	—	—	2,454	464	—	2,918
Share-based compensation	—	—	5,468	2,647	—	8,115
Equity in (earnings) loss of nonconsolidated affiliates	219,600	(481)	46,285	(1,880)	(265,395)	(1,871)
Amortization of deferred financing charges, bond premiums and accretion of note discounts, net	—	61,271	1,820	(24,583)	14,196	52,704
Other reconciling items - net	—	—	(243)	3,298	—	3,055
Changes in operating assets and liabilities:
Decrease in accounts receivable	—	—	57,646	31,724	—	89,370
Increase in deferred income	—	—	7,730	41,950	—	49,680
Increase (decrease) in accounts payable, accrued expenses and other liabilities	—	661	9,353	(9,217)	—	797
Increase (decrease) in accrued interest	—	(9,470)	(926)	437	—	(9,959)
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	751	252,643	(282,364)	10,592	—	(18,378)

Net cash provided by (used for) operating activities	(904)	94,120	(177,042)	114,061	—	30,235
Cash flows from investing activities:
Proceeds from maturity of Clear Channel notes	—	—	—	10,025	(10,025)	—
Investment in Clear Channel notes	—	—	(125,000)	—	125,000	—
Purchases of property, plant and equipment	—	—	(5,975)	(49,349)	—	(55,324)
Proceeds from disposal of assets	—	—	6,330	1,810	—	8,140
Acquisition of operating assets, net of cash acquired	—	—	(10,389)	—	—	(10,389)
Change in other - net	—	(93)	(3,551)	(10,443)	—	(14,087)

Net cash provided (used for) by investing activities	—	(93)	(138,585)	(47,957)	114,975	(71,660)
Cash flows from financing activities:
Draws on credit facilities	—	75,000	—	304	—	75,304
Payments on credit facilities	—	(37,000)	—	(29,706)	—	(66,706)
Intercompany funding	904	117,973	(89,951)	(28,926)	—	—
Proceeds (payments) on long-term debt	—	(250,000)	(2)	(4,132)	10,025	(244,109)
Repurchases of long-term debt	—	—	—	—	(125,000)	(125,000)
Change in other - net	—	—	—	233	—	233

Net cash provided by (used for) financing activities	904	(94,027)	(89,953)	(62,227)	(114,975)	(360,278)

Net increase (decrease) in cash and cash equivalents	—	—	(405,580)	3,877	—	(401,703)

Cash and cash equivalents at beginning of period	—	—	1,258,993	625,001	—	1,883,994

Cash and cash equivalents at end of period	$—	$—	$853,413	$628,878	$—	$1,482,291

	Three Months Ended March 31, 2009
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(416,999)	$(414,268)	$(96,074)	$(89,681)	$589,023	$(427,999)
Reconciling items:
Depreciation and amortization	—	—	73,210	102,349	—	175,559
Deferred taxes	237	(18,033)	10,775	15,518	—	8,497
(Gain) loss on disposal of operating assets	—	—	7,506	(4,612)	—	2,894
Provision for doubtful accounts	—	—	10,886	2,078	—	12,964
Share-based compensation	—	—	6,725	3,046	—	9,771
Equity in loss (earnings) of nonconsolidated affiliates	414,268	87,115	88,858	4,188	(590,241)	4,188
Amortization of deferred financing charges, bond premiums and accretion of note discounts, net	—	63,232	—	(2,834)	1,218	61,616
Other reconciling items - net	—	—	—	916	—	916
Changes in operating assets and liabilities:
Decrease in accounts receivable	—	—	122,206	56,384	—	178,590
Increase in deferred income	—	—	9,126	42,960	—	52,086
Increase (decrease) in accounts payable, accrued expenses and other liabilities	—	708	(34,764)	(60,330)	—	(94,386)
Increase (decrease) in accrued interest	—	(73,661)	628	45	—	(72,988)
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	(1,196)	159,185	(169,042)	(27,674)	—	(38,727)

Net cash provided by (used for) operating activities	(3,690)	(195,722)	30,040	42,353	—	(127,019)
Cash flows from investing activities:
Sales of investments - net	—	—	—	23,500	—	23,500
Purchases of property, plant and equipment	—	—	(11,220)	(37,264)	—	(48,484)
Proceeds from disposal of assets	—	—	21,080	4,875	—	25,955
Acquisition of operating assets, net of cash acquired	—	—	—	(4,792)	—	(4,792)
Change in other - net	—	(1,886)	11,103	(9,490)	—	(273)

Net cash provided by (used for) investing activities	—	(1,886)	20,963	(23,171)	—	(4,094)
Cash flows from financing activities:
Draws on credit facilities	—	1,590,000	—	—	—	1,590,000
Intercompany funding	3,690	(1,269,514)	1,282,275	(16,451)	—	—
Payments on credit facilities	—	(122,877)	(2)	(2,394)	—	(125,273)
Proceeds on long-term debt	—	—	—	1,340	—	1,340

Net cash provided by (used for) financing activities	3,690	197,609	1,282,273	(17,505)	—	1,466,067

Net increase in cash and cash equivalents	—	1	1,333,276	1,677	—	1,334,954

Cash and cash equivalents at beginning of period	—	—	139,433	100,413	—	239,846

Cash and cash equivalents at end of period	$—	$1	$1,472,709	$102,090	$—	$1,574,800

Introduction

As permitted by the rules and regulations of the SEC, the unaudited financial statements and related footnotes included in Item 1 of Part I of this Quarterly Report on Form 10-Q are those of Clear Channel Capital I, LLC, the direct parent of Clear Channel Communications, Inc., a Texas corporation (“Clear Channel” or “Subsidiary Issuer”), and contain certain footnote disclosures regarding the financial information of Clear Channel and Clear Channel’s domestic wholly-owned subsidiaries that guarantee certain of Clear Channel’s outstanding indebtedness. All other financial information and other data and information contained in this Quarterly Report on Form 10-Q is that of Clear Channel, unless otherwise indicated. Accordingly, all references in Item 2 through Item 4 in Part I and all references in Part II of this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Clear Channel and its consolidated subsidiaries.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Format of Presentation

Management’s discussion and analysis of our results of operations and financial condition should be read in conjunction with the consolidated financial statements and related footnotes. Our discussion is presented on both a consolidated and segment basis. Our reportable operating segments are radio broadcasting (“radio” or “radio broadcasting”), which also includes our national syndication business, Americas outdoor advertising (“Americas” or Americas outdoor advertising”) and International outdoor advertising (“International” or “International outdoor advertising”). Included in the “other” segment are our media representation business, Katz Media, as well as other general support services and initiatives.

We manage our operating segments primarily focusing on their operating income, while Corporate expenses, Other operating income (expense) -net, Interest expense, Equity in earnings (loss) of nonconsolidated affiliates, Other income (expense) – net and Income tax benefit (expense) are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.

Executive Summary

The key highlights of our business for the current quarter are summarized below:

•	Consolidated revenue increased $55.8 million compared to the first quarter of 2009, including $27.0 million from movements in foreign exchange.

•	Radio revenue increased $19.6 million primarily from improved rates on national advertising.

•	Americas revenue was relatively flat.

•	International revenue increased $25.8 million, primarily as a result of movements in foreign exchange.

•	Our subsidiary, Clear Channel Investments, Inc., repurchased $185.2 million aggregate principal amount of our Senior Toggle Notes for $125.0 million.

•	We repaid $240.0 million upon the maturity of our 4.50% senior notes due 2010.

Restructuring Program

In the fourth quarter of 2008, CC Media Holdings, Inc. (“CCMH”), our indirect parent, initiated a company-wide strategic review of our costs and organizational structure to identify opportunities to maximize efficiency and realign expenses with our current and long-term business outlook (the “restructuring program”). As of March 31, 2010, we had incurred a total of $279.6 million of costs in conjunction with this restructuring program.

No assurance can be given that the restructuring program will achieve all of the anticipated cost savings in the timeframe expected or at all, or that the cost savings will be sustainable. In addition, we may modify or terminate the restructuring program in response to economic conditions or otherwise.

The following table shows the expenses related to our restructuring program recognized as components of direct operating expenses, selling, general and administrative (“SG&A”) expenses and corporate expenses for the three months ended March 31, 2010 and 2009, respectively:

(In thousands)	Three Months Ended March 31,
	2010	2009
Direct operating expenses	$11,199	$12,892
SG&A expenses	5,213	12,898
Corporate expenses	2,851	7,822

Total	$19,263	$33,612

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of the three months ended March 31, 2010 to the three months ended March 31, 2009 is as follows:

(In thousands)	Three Months Ended March 31,		% Change
	2010	2009
Revenue	$1,263,778	$1,207,987	5%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	597,347	618,349	(3%)
Selling, general and administrative expenses (excludes depreciation and amortization)	349,296	377,536	(7%)
Depreciation and amortization	181,334	175,559	3%
Corporate expenses (excludes depreciation and amortization)	64,496	47,635	35%
Other operating income (expense) - net	3,772	(2,894)

Operating income (loss)	75,077	(13,986)
Interest expense	385,795	387,053
Equity in earnings (loss) of nonconsolidated affiliates	1,871	(4,188)
Other income (expense) – net	58,035	(3,180)

Loss before income taxes	(250,812)	(408,407)
Income tax benefit (expense)	71,185	(19,592)

Consolidated net loss	(179,627)	(427,999)
Amount attributable to noncontrolling interest	(4,213)	(9,782)

Net loss attributable to the Company	$(175,414)	$(418,217)

Consolidated Revenue

Our consolidated revenue increased $55.8 million during the first quarter of 2010 compared to the same period of 2009. Our radio broadcasting revenue increased $19.6 million from increases in national advertising on improved average rates. Americas growth from poster and airport revenue was partially offset by the decline in taxi revenue as a result of the disposition of our taxi advertising business in December 2009. Our International outdoor revenue increased $25.8 million, including $25.1 million from movements in foreign exchange.

Consolidated Direct Operating Expenses

Direct operating expenses decreased $21.0 million during the first quarter of 2010 compared to the same period of 2009. Our radio broadcasting direct operating expenses decreased $24.4 million, primarily from a decline in programming salaries associated with our restructuring program. Americas outdoor direct operating expenses decreased $5.6 million. The decline in direct operating expenses was a result of the disposition of our taxi advertising business, partially offset by an increase in site-lease expenses associated with the increase in revenue from posters and airports. Direct operating expenses in our International outdoor segment increased $4.9 million and include a $17.6 million increase from movements in foreign exchange. Partially offsetting the foreign exchange increase were decreases in International outdoor direct operating expenses associated with cost savings from our restructuring program.

SG&A Expenses

SG&A expenses decreased $28.2 million during the first quarter of 2010 compared to the same period of 2009. Our radio broadcasting SG&A expenses declined $12.2 million, as a result of bad debt expense in 2009 related to specific accounts that were considered at risk because of the economic environment during the first part of 2009. SG&A expenses decreased $4.4 million in our Americas outdoor segment, partially as a result of the disposition of our taxi advertising business. Our International outdoor SG&A expenses decreased $2.0 million from cost savings associated with our restructuring program, partially offset by a $4.9 million increase from movements in foreign exchange.

Depreciation and Amortization

Depreciation and amortization increased $5.8 million during the first quarter of 2010 compared to the same period of 2009, primarily due to $7.0 million reduction to amortization expense in the first quarter of 2009 associated with an adjustment recorded in connection with a change in the preliminary purchase accounting fair value of transit and street furniture contracts partially offset by a $2.7 million decrease in amortization in 2010 related to assets in our International outdoor segment that became fully amortized during 2009.

Corporate Expenses

Corporate expenses increased $16.9 million during the first quarter of 2010 compared to the same period of 2009 primarily due to increased bonus expense from improved operating performance.

Interest Expense

Interest expense decreased $1.3 million during the first quarter of 2010 compared to the same period of 2009 primarily due to a decline of $639.9 million in indebtedness, partially offset by an increase in the weighted average cost of debt. Clear Channel’s weighted average cost of debt at March 31, 2010 was 6.2% compared to 5.9% at March 31, 2009.

Other Income (Expense) - Net

Other income of $58.0 million in the first quarter of 2010 primarily related to an aggregate gain of $60.3 million on the repurchase of our Senior Toggle Notes (“senior toggle notes”), partially offset by foreign exchange translation losses on short term intercompany accounts. Please refer to the Debt Repurchases and Maturities section within this MD&A for additional discussion of the repurchase.

Other expense in the first quarter of 2009 primarily related to foreign exchange transaction gains and losses on short term intercompany accounts.

Income Tax Benefit (Expense)

Our effective tax rate for the first quarter of 2010 was 28.4%. The effective rate was impacted by tax losses in certain foreign jurisdictions for which benefits could not be recorded due to the uncertainty of the ability to utilize those losses in future years.

Our effective tax rate for the first quarter of 2009 was negative 4.8%, and was impacted by our inability to record tax benefits on Federal and foreign net losses generated in the period. For the first quarter of 2009, the Federal tax laws did not allow companies to carry back net operating losses more than two years in most instances. On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was enacted into law, allowing corporations to carry back net operating losses realized in a tax year ended after December 31, 2007 and beginning before January 1, 2010 for up to five years. The benefit associated with the Act was recorded in the fourth quarter of 2009.

We recorded a deferred tax benefit of $83.8 million for the first quarter of 2010 as compared to deferred tax expense of $8.5 million in the same period of 2009. Tax benefits are recorded during 2010 to the extent deferred tax liabilities are available to offset taxable losses incurred. We recorded a deferred tax valuation allowance in the first quarter of 2009 as a result of uncertainty in our ability to utilize tax losses at that time.

Segment Revenue and Divisional Operating Expenses

Radio Broadcasting

Our radio broadcasting operating results were as follows:

(In thousands)	Three Months Ended March 31,		% Change
	2010	2009
Revenue	$623,199	$603,622	3%
Direct operating expenses	203,760	228,182	(11%)
SG&A expenses	227,097	239,339	(5%)
Depreciation and amortization	63,932	56,832	12%

Operating income	$128,410	$79,269	62%

Radio broadcasting revenue increased $19.6 million during the first quarter of 2010 compared to the same period of 2009, driven primarily by increased national advertising. The increase in national advertising revenue was primarily a result of increased average rates. Increases in national advertising occurred across various markets and advertising categories including retail, automotive, food and beverage, and healthcare.

Direct operating expenses decreased $24.4 million, primarily related to a $12.3 million decline in programming expenses and a $9.9 million decline in compensation expenses. The declines in programming and compensation expenses were primarily a result of cost savings from our restructuring program. SG&A expenses decreased approximately $12.2 million, primarily from a $7.9 million decline in bad debt expense. During the first quarter of 2009, we recorded additional bad debt expense related to specific accounts considered at risk because of the economic environment at the time.

Depreciation and amortization increased $7.1 million as a result of adjustments recorded in the first quarter of 2009 made to finalize our purchase accounting adjustments in connection with the merger in 2008.

Americas Outdoor Advertising

Disposition of Taxi Business

On December 31, 2009, our subsidiary Clear Channel Outdoor, Inc. disposed of Clear Channel Taxi Media, LLC (“Taxis”), our taxi advertising business. For the first quarter of 2009, Taxis contributed $8.9 million in revenue, $9.6 million in direct operating expenses and $2.6 million in SG&A expenses in our Americas segment.

Our Americas outdoor advertising operating results were as follows:

(In thousands)	Three Months Ended March 31,		% Change
	2010	2009
Revenue	$270,977	$270,187	0%
Direct operating expenses	139,308	144,880	(4%)
SG&A expenses	44,477	48,839	(9%)
Depreciation and amortization	49,451	46,650	6%

Operating income	$37,741	$29,818	27%

Our Americas revenue was flat in the first quarter of 2010 compared to the same period of 2009. During the first quarter of 2010, poster revenue increased $3.1 million driven by an increase in occupancy. We also saw an increase in airport revenues of approximately $4.8 million as a result of the Vancouver Olympics. Digital displays also contributed to revenue growth. Partially offsetting the revenue increase was a decrease in revenue related to Taxis.

Direct operating expenses decreased $5.6 million during the first quarter of 2010 compared to the same period of 2009. The decline in direct operating expenses was a result of the disposition of Taxis, partially offset by an increase in site-lease expenses associated with the increase in revenue from posters and airports. SG&A expenses decreased $4.4 million during the first quarter of 2010 compared to the same period of 2009, primarily driven by decreased administrative expenses as a result of a favorable legal settlement as well as the disposition of Taxis.

International Outdoor Advertising

Our international outdoor operating results were as follows:

(In thousands)	Three Months Ended March 31,		% Change
	2010	2009
Revenue	$337,791	$312,029	8%
Direct operating expenses	239,578	234,728	2%
SG&A expenses	66,880	68,925	(3%)
Depreciation and amortization	52,258	55,258	(5%)

Operating income (loss)	$(20,925)	$(46,882)	55%

International outdoor revenue increased approximately $25.8 million during the first quarter of 2010 compared to the same period of 2009, primarily as a result of a $25.1 million increase in foreign exchange. A stronger revenue performance from street furniture across countries as well as increased revenue from billboards in the U.K. were partially offset by revenue declines in Belgium, primarily due to a contract for a specific event in 2009, and the exit from businesses in Greece, India and the U.K. taxi business.

Direct operating expenses increased $4.9 million primarily due to a $17.6 million increase from movements in foreign exchange. Direct operating expenses declined, excluding the impact of foreign currency, primarily as a result of lower site lease expense associated with cost savings from our restructuring program. SG&A expenses also decreased due to declines in compensation and administrative expenses resulting from our restructuring program. Also included in SG&A expenses is a $4.9 million increase from movements in foreign exchange.

Reconciliation of Segment Operating Income (Loss) to Consolidated Operating Income (Loss)

(In thousands)	Three Months Ended March 31,
	2010	2009
Radio broadcasting	$128,410	$79,269
Americas outdoor advertising	37,741	29,818
International outdoor advertising	(20,925)	(46,882)
Other	(7,328)	(23,690)
Other operating income (expense) - net	3,772	(2,894)
Corporate expenses	(66,593)	(49,607)

Consolidated operating income(loss)	$75,077	$(13,986)

Share-Based Compensation Expense

We do not have any compensation plans under which we grant stock awards to employees. Our employees receive equity awards from CCMH’s equity incentive plans.

As of March 31, 2010, there was $83.2 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions. This cost is expected to be recognized over three years.

Included in direct operating expenses, SG&A expenses and corporate expenses in the first quarter of 2010 is $2.7 million, $1.7 million and $3.7 million, respectively, of share-based compensation expense. Included in direct operating expenses, SG&A expenses and corporate expenses in the first quarter of 2009 is $3.0 million, $1.9 million and $4.9 million, respectively, of share-based compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights our cash flow activities from continuing operations during the three months ended March 31, 2010 and 2009.

Cash Flows

(In thousands)	Three Months Ended March 31,
	2010	2009
Cash provided by (used for):
Operating activities	$30,235	$(127,019)
Investing activities	$(71,660)	$(4,094)
Financing activities	$(360,278)	$1,466,067

Operating Activities

The increase in cash flows from operations in the first quarter of 2010 compared to the same period of 2009 was primarily driven by improved profitability, including a 5% increase in revenues and a 5% decrease in direct operating and SG&A expenses. Cash flows from operations also increased as a result of working capital management, including an $89.4 million decrease in accounts receivable and a $49.7 million increase in deferred revenue.

Investing Activities

Cash used for investing activities during the first quarter of 2010 primarily reflected capital expenditures of $55.3 million. We spent $4.6 million for capital expenditures in our Radio segment, $24.7 million in our Americas segment primarily related to the construction of new billboards, and $24.6 million in our International segment primarily related to new billboard and street furniture contracts and renewals of existing contracts. In addition, Katz Media acquired representation contracts for $10.4 million and we received proceeds of $8.1 million primarily related to the sale of a radio station and Americas assets.

Cash used for investing activities during the first quarter of 2009 primarily reflected $48.5 million related to the purchase of assets in our outdoor operations and $5.1 million related to the purchase of various other items, offset by proceeds of $23.5 million from the sale of a portion of our investment in Grupo ACIR and $26.0 million related primarily to the disposition of radio stations and corporate assets.

Financing Activities

Cash used for financing activities during the first quarter of 2010 included draws and repayments on our credit facilities of $75.3 million and $66.7 million, respectively. Our wholly-owned subsidiary, Clear Channel Investments, Inc., repurchased $185.2 million aggregate principal amount of senior toggle notes for $125.0 million as discussed in the Debt Repurchases and Maturities section within this MD&A. In addition, we repaid our remaining 4.50% senior notes upon maturity for $240.0 million with available cash on hand.

Cash provided by financing activities for the first quarter of 2009 primarily reflected a draw of remaining availability of $1.6 billion under our $2.0 billion revolving credit facility to improve our liquidity position in light of continuing uncertainty in credit market and economic conditions.

Anticipated Cash Requirements

Our ability to fund our working capital needs, debt service and other obligations, and to comply with the financial covenant under our financing agreements depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond our control. If our future operating performance does not meet our expectations or our plans materially change in an adverse manner or prove to be materially inaccurate, we may need additional financing. There can be no assurance that such financing, if permitted under the terms of our financing agreements, will be available on terms acceptable to us or at all. The inability to obtain additional financing in such circumstances could have a material adverse effect on our financial condition and on our ability to meet our obligations.

Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand as well as cash flow from operations will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months.

We expect to be in compliance with the covenants contained in our material financing agreements, including the subsidiary senior notes, in 2010, including the financial covenant contained in our senior credit facilities that limits the ratio of our consolidated senior secured debt, net of cash and cash equivalents, to our consolidated adjusted EBITDA for the preceding four quarters. However, our anticipated results are subject to significant uncertainty and our ability to comply with this limitation may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any covenants set forth in our financing agreements would result in a default thereunder. An event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, the lenders under the revolving credit facility under our senior secured credit facilities would have the option to terminate their commitments to make further extensions of revolving credit thereunder. If we are unable to repay our obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility. In addition, a default or acceleration under any of our material financing agreements, including the subsidiary senior notes, could cause a default under other of our obligations that are subject to cross-default and cross-acceleration provisions. The threshold amount for a cross-default under the senior secured credit facilities is $100.0 million.

SOURCES OF CAPITAL

As of March 31, 2010 and December 31, 2009, we had the following debt outstanding, net of cash and cash equivalents:

(In millions)	March 31,	December 31,
	2010	2009
Senior Secured Credit Facilities:
Term Loan Facilities	$10,885.4	$10,885.4
Revolving Credit Facility	1,862.5	1,812.5
Delayed Draw Term Loan Facilities	874.4	874.4
Receivables Based Facility	318.7	355.8
Secured Subsidiary Debt	6.3	5.2

Total Secured Debt	13,947.3	13,933.3

Senior Cash Pay Notes	796.3	796.3
Senior Toggle Notes	783.8	915.2
Clear Channel Senior Notes (1)	2,279.6	2,479.5
Subsidiary Senior Notes	2,500.0	2,500.0
Clear Channel Subsidiary Debt	69.9	77.7

Total Debt	20,376.9	20,702.0
Less: Cash and cash equivalents	1,482.3	1,884.0

	$18,894.6	$18,818.0

(1) Includes $748.0 million and $788.1 million at March 31, 2010 and December 31, 2009, respectively, in unamortized fair value purchase accounting discounts related to the merger.

We and our subsidiaries have from time to time repurchased certain of our debt obligations and may, in the future, as part of various financing and investment strategies we may elect to pursue, purchase additional outstanding indebtedness of ours or our subsidiaries or outstanding equity securities of Clear Channel Outdoor Holdings, Inc., in tender offers, open market purchases, privately negotiated transactions or otherwise. We may also sell certain assets or properties and use the proceeds to reduce our indebtedness or the indebtedness of our subsidiaries. These purchases or sales, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations. These transactions could also require or result in amendments to the agreements governing outstanding debt obligations or changes in our leverage or other financial ratios, which could have a material positive or negative impact on our ability to comply with the covenants contained in our debt agreements. These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

The senior secured credit facilities require us to comply on a quarterly basis with a financial covenant limiting the ratio of our consolidated secured debt, net of cash and cash equivalents, to our consolidated adjusted EBITDA for the preceding four quarters. Our secured debt consists of the senior secured credit facilities, the receivables-based credit facility and certain other secured subsidiary debt. Our consolidated adjusted EBITDA for the preceding four quarters of $1.7 billion is calculated as our operating income for the period before depreciation, amortization, and other operating income (expense) – net, plus impairment charges and non-cash compensation for the period, and is further adjusted for certain items, including: (i) an increase for expected cost savings (limited to $100.0 million in any twelve month period) of $100.0 million; (ii) an increase of $22.8 million for cash received from nonconsolidated affiliates; (iii) an increase of $42.0 million for non-cash items; (iv) an increase of $150.1 million related to expenses incurred associated with our cost savings program; and (v) an increase of $22.7 million for various other items. The maximum ratio under this financial covenant is currently set at 9.5:1 and becomes more restrictive over time beginning in the second quarter of 2013. At March 31, 2010, our ratio was 7.3:1.

USES OF CAPITAL

Debt Repurchases and Maturities

During the first quarter of 2010, Clear Channel Investments, Inc. (“CC Investments”), our indirect wholly-owned subsidiary, repurchased certain of our outstanding senior toggle notes through the open market as shown in the table below. Notes repurchased and held by CC Investments are eliminated in consolidation.

(In thousands)	Three Months Ended March 31, 2010
CC Investments
Principal amount of debt repurchased	$185,185
Deferred loan costs and other	104
Gain recorded in “Other income (expense) – net” (1)	(60,289)

Cash paid for repurchases of long-term debt	$125,000

(1) CC Investments repurchased certain of our senior toggle notes at a discount, resulting in a gain on the extinguishment of debt.

During the first quarter of 2010, we repaid our remaining 4.50% senior notes upon maturity for $240.0 million with available cash on hand.

Certain Relationships with the Sponsors

We are party to a management agreement with certain affiliates of Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018. These arrangements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year plus expenses. For the three months ended March 31, 2010 and 2009, we recognized management fees of $3.8 million.

In addition, we reimbursed the Sponsors for additional expenses in the amount of $0.5 million for the three months ended March 31, 2010.

Commitments, Contingencies and Guarantees

We are currently involved in certain legal proceedings. Based on current assumptions, we have accrued an estimate of the probable costs for the resolution of those claims for which the occurrence of loss is probable and the amount can be reasonably estimated. Future results of operations could be materially affected by changes in these assumptions or the ineffectiveness of our strategies related to these proceedings.

MARKET RISK

Interest Rate Risk

A significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. At March 31, 2010, we had interest rate swap agreements with a $6.0 billion aggregate notional amount that effectively fixes interest rates on a portion of our floating rate debt. The fair value of these agreements at March 31, 2010 was a liability of $242.3 million. At March 31, 2010, approximately 38% of our aggregate principal amount of long-term debt, taking into consideration debt for which we have entered into pay-fixed-rate-receive-floating-rate swap agreements, bears interest at floating rates.

Assuming the current level of borrowings and interest rate swap contracts and assuming a 30% change in LIBOR, our interest expense for the three months ended March 31, 2010 would have changed by approximately $1.5 million.

In the event of an adverse change in interest rates, management may take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the preceding interest rate sensitivity analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world. Foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have increased our net loss for the three months ended March 31, 2010 by approximately $2.0 million and that a 10% decrease in the value of the U.S. dollar relative to foreign currencies would have decreased our net loss by a corresponding amount.

This analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

New Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-09, Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 updates ASC Topic 855, Subsequent Events. ASU 2010-09 removes the requirement to disclose the date through which an entity has evaluated subsequent events. We adopted the provisions of ASU 2010-09 upon issuance with no material impact to our financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. This update amends ASC Topic 820, Fair Value Measurements and Disclosures, to require new disclosures for significant transfers in and out of Level 1 and Level 2 fair value measurements, disaggregation regarding classes of assets and liabilities, valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 or Level 3. These disclosures are effective for the interim and annual reporting periods beginning after December 15, 2009. Additional new disclosures regarding the purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 beginning with the first interim period. We adopted the relevant disclosure provisions of ASU 2010-06 on January 1, 2010 and will adopt the latter provisions on January 1, 2011 as appropriate.

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

Cautionary Statement Concerning Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Except for the historical information, this report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including, without limitation, our future operating and financial performance and availability of capital and the terms thereof. Statements expressing expectations and projections with respect to future matters are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our future performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. We do not intend, nor do we undertake any duty, to update any forward-looking statements.

A wide range of factors could materially affect future developments and performance, including:

•	the impact of the substantial indebtedness incurred to finance the consummation of the merger, including the effect of our leverage on our financial position and earnings;

•	the need to allocate significant amounts of our cash flow to make payments on our indebtedness, which in turn could reduce our financial flexibility and ability to fund other activities;

•	risks associated with the global economic downturn and its impact on capital markets;

•

general economic and political conditions in the United States and in other countries in which we currently do business, including those resulting from recessions, political events and acts or threats of terrorism or military conflicts;

•	the risk that our restructuring program may not be entirely successful;

•	the impact of the geopolitical environment;

•	the risk that we may not be able to integrate the operations of recently acquired companies successfully;

•	shifts in population and other demographics;

•	industry conditions, including competition;

•	fluctuations in operating costs;

•	technological changes and innovations;

•	changes in labor conditions;

•	fluctuations in exchange rates and currency values;

•	capital expenditure requirements;

•	the outcome of pending and future litigation;

•	legislative or regulatory requirements;

•	changes in interest rates;

•	taxes;

•	access to capital markets and borrowed indebtedness; and

•	certain other factors set forth in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2009.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, who joined us effective January 4, 2010, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

We are a co-defendant with Live Nation (which was spun off as an independent company in December 2005) in 22 putative class actions filed beginning in May 2006 by different named plaintiffs in various district courts throughout the country. These actions generally allege that the defendants monopolized or attempted to monopolize the market for “live rock concerts” in violation of Section 2 of the Sherman Act. Plaintiffs claim that they paid higher ticket prices for defendants’ “rock concerts” as a result of defendants’ conduct. They seek damages in an undetermined amount. On April 17, 2006, the Judicial Panel for Multidistrict Litigation centralized these class action proceedings in the Central District of California. On March 2, 2007, plaintiffs filed motions for class certification in five “template” cases involving five regional markets: Los Angeles, Boston, New York, Chicago and Denver. Defendants opposed that motion and, on October 22, 2007, the district court issued its decision certifying the class for each regional market. On February 20, 2008, defendants filed a Motion for Reconsideration of the Class Certification Order, which is still pending. Plaintiffs filed a Motion for Approval of the Class Notice Plan on September 25, 2009, but the Court denied the Motion as premature and ordered the entire case stayed until the 9th Circuit issues its en banc opinion in Dukes v. Wal-Mart, 509 F.3d 1168 (9th Cir. 2007), a case that may change the standard for granting class certification in the 9th Circuit. On April 26, 2010, the 9th Circuit issued its opinion adopting a new class certification standard which will require district courts to resolve Rule 23 factual disputes that overlap with the merits of the case. In response, Defendants asked the court to set a hearing date for argument on our Motion for Reconsideration of the Class Certification Order. In the Master Separation and Distribution Agreement between us and Live Nation that was entered into in connection with our spin-off of Live Nation in December 2005, Live Nation agreed, among other things, to assume responsibility for legal actions existing at the time of, or initiated after, the spin-off in which we are a defendant if such actions relate in any material respect to the business of Live Nation. Pursuant to the Agreement, Live Nation also agreed to indemnify us with respect to all liabilities assumed by Live Nation, including those pertaining to the claims discussed above.

We are currently involved in certain legal proceedings arising in the ordinary course of business and, as required, have accrued an estimate of the probable costs for the resolution of these claims. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. Additionally, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors

For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009. There have not been any material changes in the risk factors disclosed in the 2009 Annual Report on Form 10-K.

Additional information relating to risk factors is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Cautionary Statement Concerning Forward-Looking Statements.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

** Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL COMMUNICATIONS, INC.

May 10, 2010	/s/ Scott D. Hamilton
Scott D. Hamilton Chief Accounting Officer