Form 10-Q
period 2010-09-30
CLEAR CHANNEL COMMUNICATIONS INC
filed 2010-11-08
CIK 739708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2010
Common stock, $.001 par value	500,000,000

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form in a reduced disclosure format permitted by General Instruction H(2).

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS OF CLEAR CHANNEL CAPITAL I, LLC

CLEAR CHANNEL CAPITAL I, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2010 (Unaudited)	December 31, 2009
CURRENT ASSETS
Cash and cash equivalents	$1,700,834	$1,883,994
Accounts receivable, net	1,357,179	1,301,700
Other current assets	343,663	473,151

Total Current Assets	3,401,676	3,658,845

PROPERTY, PLANT AND EQUIPMENT
Structures, net	2,035,286	2,143,972
Other property, plant and equipment, net	1,151,228	1,188,421

INTANGIBLE ASSETS
Definite-lived intangibles, net	2,362,992	2,599,244
Indefinite-lived intangibles	3,544,703	3,562,057
Goodwill	4,120,633	4,125,005

Other assets	776,973	769,557

Total Assets	$17,393,491	$18,047,101

CURRENT LIABILITIES
Accounts payable and accrued expenses	$945,292	$995,740
Current portion of long-term debt	847,496	398,779
Deferred income	198,503	149,617

Total Current Liabilities	1,991,291	1,544,136

Long-term debt	19,691,007	20,303,126
Deferred income taxes	2,065,548	2,220,023
Other long-term liabilities	865,241	824,554
Commitments and contingent liabilities

MEMBER’S DEFICIT
Noncontrolling interest	471,914	455,648
Member’s interest	2,120,930	2,109,007
Retained deficit	(9,492,507)	(9,076,084)
Accumulated other comprehensive loss	(319,933)	(333,309)

Total Member’s Deficit	(7,219,596)	(6,844,738)

Total Liabilities and Member’s Deficit	$17,393,491	$18,047,101

See notes to consolidated financial statements.

CLEAR CHANNEL CAPITAL I, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$1,477,347	$1,393,973	$4,231,134	$4,039,825

Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	596,540	632,778	1,794,803	1,888,203
Selling, general and administrative expenses (excludes depreciation and amortization)	365,555	337,055	1,091,488	1,075,149
Corporate expenses (excludes depreciation and amortization)	80,518	79,723	209,123	177,445
Depreciation and amortization	184,079	190,189	549,591	573,994
Impairment charges	—	—	—	4,041,252
Other operating (expense) income – net	(29,559)	1,403	(22,523)	(33,007)

Operating income (loss)	221,096	155,631	563,606	(3,749,225)
Interest expense	389,197	369,314	1,160,571	1,140,992
Loss on marketable securities	—	(13,378)	—	(13,378)
Equity in earnings (loss) of nonconsolidated affiliates	2,994	1,226	8,612	(20,681)
Other (expense) income – net	(5,700)	222,282	51,548	649,731

Loss before income taxes	(170,807)	(3,553)	(536,805)	(4,274,545)
Income tax benefit (expense)	20,415	(89,118)	129,579	75,842

Consolidated net loss	(150,392)	(92,671)	(407,226)	(4,198,703)
Amount attributable to noncontrolling interest	4,293	(2,816)	9,197	(17,227)

Net loss attributable to the Company	$(154,685)	$(89,855)	$(416,423)	$(4,181,476)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	126,548	70,166	12,876	155,881
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	5,684	(9,705)	9,217	(11,315)
Unrealized holding gain (loss) on cash flow derivatives	529	(17,243)	(7,617)	(92,993)
Reclassification adjustment	2,565	11,837	1,424	14,957

Comprehensive loss	(19,359)	(34,800)	(400,523)	(4,114,946)

Amount attributable to noncontrolling interest	18,764	9,192	2,524	19,529

Comprehensive loss attributable to the Company	$(38,123)	$(43,992)	$(403,047)	$(4,134,475)

See notes to consolidated financial statements.

CLEAR CHANNEL CAPITAL I, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Consolidated net loss	$(407,226)	$(4,198,703)

Reconciling items:
Impairment charges	—	4,041,252
Depreciation and amortization	549,591	573,994
Deferred taxes	(170,886)	(118,608)
Loss on disposal of operating assets	22,523	33,007
Loss on available-for-sale and trading securities	—	13,378
Gain on extinguishment of debt	(60,289)	(669,333)
Provision for doubtful accounts	14,880	20,774
Share-based compensation	24,967	28,522
Equity in (earnings) loss of nonconsolidated affiliates	(8,612)	20,681
Amortization of deferred financing charges and note discounts, net	160,040	176,901
Other reconciling items – net	9,722	31,654
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(74,710)	118,521
Decrease in Federal income taxes receivable	132,309	75,939
Increase in deferred income	47,244	27,949
Increase (decrease) in accounts payable, accrued expenses and other liabilities	56,822	(78,628)
Increase (decrease) in accrued interest	34,501	(26,857)
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	(14,334)	(60,341)

Net cash provided by operating activities	316,542	10,102

Cash flows from investing activities:
Sales of investments – net	1,200	41,436
Purchases of property, plant and equipment	(169,405)	(150,799)
Acquisition of operating assets	(11,743)	(7,294)
Proceeds from disposal of assets	20,550	40,856
Change in other – net	(5,941)	8,782

Net cash used for investing activities	(165,339)	(67,019)

Cash flows from financing activities:
Draws on credit facilities	160,416	1,661,508
Payments on credit facilities	(140,254)	(174,661)
Proceeds from delayed draw term loan facility	138,795	500,000
Proceeds from long-term debt	6,844	—
Payments on long-term debt	(368,585)	(468,696)
Repurchases of long-term debt	(125,000)	(300,937)
Change in other – net	(6,579)	(25,373)

Net cash (used for) provided by financing activities	(334,363)	1,191,841
Net (decrease) increase in cash and cash equivalents	(183,160)	1,134,924
Cash and cash equivalents at beginning of period	1,883,994	239,846

Cash and cash equivalents at end of period	$1,700,834	$1,374,770

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

The accompanying consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K and Quarterly Reports on Forms 10-Q for the quarterly periods ended March 31, 2010 and June 30, 2010.

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

New Accounting Pronouncements

In August 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This ASU amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and became effective upon issuance. The adoption of ASU No. 2010-21 will not have a material impact on the Company’s financial position or results of operations.

In August 2010, the FASB issued ASU No. 2010-22, Accounting for Various Topics—Technical Corrections to SEC Paragraphs. This ASU amends various SEC paragraphs and became effective upon issuance. The adoption of ASU No. 2010-22 will not have a material impact on the Company’s financial position or results of operations.

CLEAR CHANNEL CAPITAL I, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 2: PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL

Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets at September 30, 2010 and December 31, 2009, respectively.

(In thousands)	September 30,	December 31,
	2010	2009
Land, buildings and improvements	$649,001	$633,222
Structures	2,589,169	2,514,602
Towers, transmitters and studio equipment	389,494	381,046
Furniture and other equipment	263,554	234,101
Construction in progress	80,262	88,391

	3,971,480	3,851,362
Less: accumulated depreciation	784,966	518,969

Property, plant and equipment, net	$3,186,514	$3,332,393

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

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at September 30, 2010 and December 31, 2009, respectively:

(In thousands)	September 30, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor contractual rights	$791,746	$226,163	$803,297	$166,803
Customer / advertiser relationships	1,210,205	259,842	1,210,205	169,897
Talent contracts	320,854	89,011	320,854	57,825
Representation contracts	229,441	91,895	218,584	54,755
Other	549,761	72,104	550,041	54,457

Total	$3,102,007	$739,015	$3,102,981	$503,737

Total amortization expense related to definite-lived intangible assets was $82.8 million and $85.5 million for the three months ended September 30, 2010 and 2009, respectively, and $251.0 million and $257.8 million for the nine months ended September 30, 2010 and 2009, respectively.

As acquisitions and dispositions occur in the future, amortization expense may vary. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)

2011	$308,301
2012	292,385
2013	275,712
2014	254,737
2015	232,874

CLEAR CHANNEL CAPITAL I, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Indefinite-lived Intangible Assets

The Company’s indefinite-lived intangible assets consist of Federal Communications Commission (“FCC”) broadcast licenses and billboard permits as follows:

(In thousands)	September 30,	December 31,
	2010	2009
FCC broadcast licenses	$2,424,791	$2,429,839
Billboard permits	1,119,912	1,132,218

Total indefinite-lived intangible assets	$3,544,703	$3,562,057

Goodwill

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments.

(In thousands)	Radio Broadcasting	Americas Outdoor Advertising	International Outdoor Advertising	Other	Total
Balance as of December 31, 2008	$5,579,190	$892,598	$287,543	$331,290	$7,090,621
Impairment	(2,420,897)	(390,374)	(73,764)	(211,988)	(3,097,023)
Acquisitions	4,518	2,250	110	—	6,878
Dispositions	(62,410)	—	—	(2,276)	(64,686)
Foreign currency	—	16,293	17,412	—	33,705
Purchase price adjustments – net	47,086	68,896	45,042	(482)	160,542
Other	(618)	(4,414)	—	—	(5,032)

Balance as of December 31, 2009	3,146,869	585,249	276,343	116,544	4,125,005
Acquisitions	—	—	—	257	257
Dispositions	(5,088)	—	—	—	(5,088)
Foreign currency	—	176	283	—	459

Balance as of September 30, 2010	$3,141,781	$585,425	$276,626	$116,801	$4,120,633

The balance at December 31, 2008 is net of cumulative impairments of $1.1 billion, $2.3 billion, and $173.4 million in the Radio broadcasting, Americas outdoor and International outdoor segments, respectively.

CLEAR CHANNEL CAPITAL I, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 3: DEBT

Long-term debt at September 30, 2010 and December 31, 2009 consisted of the following:

(In thousands)	September 30, 2010	December 31, 2009
Senior Secured Credit Facilities:
Term Loan Facilities (1)	$10,885,447	$10,885,447
Revolving Credit Facility Due 2014	1,842,500	1,812,500
Delayed Draw Facilities Due 2016	1,013,227	874,432
Receivables Based Facility Due 2014	354,232	355,732
Other secured long-term debt	5,822	5,225

Total consolidated secured debt	14,101,228	13,933,336

Senior Cash Pay Notes	796,250	796,250
Senior Toggle Notes	829,831	915,200
Clear Channel Senior Notes	2,911,393	3,267,549
Subsidiary Senior Notes	2,500,000	2,500,000
Other long-term debt	65,514	77,657
Purchase accounting adjustments and original issue discount	(665,713)	(788,087)

	20,538,503	20,701,905
Less: current portion	847,496	398,779

Total long-term debt	$19,691,007	$20,303,126

(1)	The term loan facilities mature at various dates from 2014 through 2016.

The Company’s weighted average interest rate at September 30, 2010 was 6.2%. The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $17.1 billion and $17.7 billion at September 30, 2010 and December 31, 2009, respectively.

Debt Repurchases and Maturities

During the first nine months of 2010, Clear Channel Investments, Inc. (“CC Investments”), an indirect wholly-owned subsidiary of the Company, repurchased certain of Clear Channel’s outstanding senior toggle notes through an open market purchase as shown in the table below. Notes repurchased and held by CC Investments are eliminated in consolidation.

(In thousands)	Nine Months Ended September 30, 2010
CC Investments
Principal amount of debt repurchased	$185,185
Deferred loan costs and other	104
Gain recorded in “Other (expense) income – net”	(60,289)

Cash paid for repurchases of long-term debt	$125,000

On July 16, 2010, Clear Channel made the election to pay interest on the senior toggle notes entirely in cash, effective for the interest period commencing August 1, 2010.

During the first nine months of 2010, Clear Channel repaid its remaining 7.65% senior notes upon maturity for $138.8 million, including $5.1 million of accrued interest, with proceeds from its delayed draw term loan facility that was specifically designated for this purpose. Also during the first nine months of 2010, the Company repaid Clear Channel’s remaining 4.50% senior notes upon maturity for $240.0 million with available cash on hand.

CLEAR CHANNEL CAPITAL I, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 4: OTHER DEVELOPMENTS

Disposition of Assets

On October 15, 2010, Clear Channel Outdoor Holdings, Inc., the Company’s subsidiary, transferred its interest in its Branded Cities operations to its joint venture partner, The Ellman Companies. The long-lived tangible and intangible assets of the Branded Cities operations were transferred for less than their carrying values in connection with this transaction. In connection with this subsequent event, the Company recorded a non-cash charge in the third quarter of 2010 of approximately $23.6 million in “Other operating income (expense) – net” to present these assets at their estimated fair values as of September 30, 2010.

During the three months ended September 30, 2010, the Company’s International outdoor segment sold its outdoor advertising business in India, resulting in a loss of $3.7 million included in “Other operating income (expense) – net.” In addition, the Company sold three radio stations and recorded a loss of $0.9 million in “Other operating income (expense) – net” during the nine months ended September 30, 2010.

Share-based Compensation Expense

The Company does not have any equity incentive plans. Employees of subsidiaries of the Company receive equity awards from CCMH’s equity incentive plans. The following provides information related to CCMH’s and Clear Channel’s equity incentive plans.

Share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. The following table presents the amount of share-based compensation expense recorded during the three and nine months ended September 30, 2010 and 2009, respectively:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Direct operating expenses	$2,890	$2,631	$8,610	$8,509
Selling, general and administrative expenses	1,721	1,750	5,148	5,474
Corporate expenses	3,732	4,835	11,209	14,539

Total share-based compensation expense	$8,343	$9,216	$24,967	$28,522

As of September 30, 2010, there was $67.7 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions. This cost is expected to be recognized over a weighted average period of approximately three years.

Additionally, CCMH recorded compensation expense of $6.0 million in “Corporate expenses” related to shares tendered by Mark P. Mays to CCMH on August 23, 2010 for purchase at $36.00 per share pursuant to a put option included in his amended employment agreement.

Supplemental Disclosures

Cash paid (received) for interest and income taxes, net of Federal income tax refunds of $132.3 million and $75.9 million for the nine months ended September 30, 2010 and 2009, respectively, was as follows:

(In thousands)	Nine Months Ended September 30,
	2010	2009
Interest	$969,525	$975,686
Income taxes	(113,840)	(57,471)

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

CLEAR CHANNEL CAPITAL I, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

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

Income Tax Benefit (Expense)

The Company’s income tax benefit (expense) for the three and nine months ended September 30, 2010 and 2009, respectively, consisted of the following components:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Current tax expense	$(14,663)	$(12,735)	$(41,307)	$(42,766)
Deferred tax benefit (expense)	35,078	(76,383)	170,886	118,608

Income tax benefit (expense)	$20,415	$(89,118)	$129,579	$75,842

The effective tax rate is the provision for income taxes as a percent of income from continuing operations before income taxes. The effective tax rate for the three and nine months ended September 30, 2010 was 11.9% and 24.1%, respectively, compared to an effective tax rate of (2,508.2%) and 1.8% for the three and nine months ended September 30, 2009, respectively. The 2010 effective rate was impacted primarily as a result of the Company’s inability to benefit from tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years. In addition, during the three months ended September 30, 2010, the Company recorded a valuation allowance of $13.4 million against deferred tax assets in foreign jurisdictions due to the uncertainty of the ability to realize those assets in future periods. The 2009 effective rate was impacted primarily by the impairment charge on goodwill in 2009 and as a result of a deferred tax valuation allowance recorded in 2009 due to the uncertainty of the Company’s ability to utilize Federal and foreign tax losses at that time.

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

Marketable Equity Securities

The marketable equity securities are measured at fair value using quoted prices in active markets. Due to the fact that the inputs used to measure the marketable equity securities at fair value are observable, the Company has categorized the fair value measurements of the securities as Level 1. The cost, unrealized holding gains or losses, and fair value of the Company’s investments at September 30, 2010 and December 31, 2009, respectively, are as follows:

(In thousands)	September 30, 2010				December 31, 2009
Investments	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Available-for-sale	$19,104	$(4,025)	$41,470	$56,549	$19,104	$(12,237)	$32,035	$38,902

Interest Rate Swap Agreements

The Company’s aggregate $6.0 billion notional amount interest rate swap agreements are designated as a cash flow hedge and the effective portions of the gain or loss on the swaps are reported as a component of other comprehensive income. The Company entered into the swaps to effectively convert a portion of its floating-rate debt to a fixed basis, thus reducing the impact of interest-rate changes on future interest expense. On October 29, 2010, $3.5 billion of the Company’s interest rate swaps matured. The remaining interest rate swap is scheduled to mature in 2013.

CLEAR CHANNEL CAPITAL I, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

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

The fair value of the Company’s interest rate swaps designated as hedging instruments and recorded in “Other long-term liabilities” was $249.4 million and $237.2 million at September 30, 2010 and December 31, 2009, respectively.

The following table details the beginning and ending accumulated other comprehensive loss and the current period activity related to the interest rate swap agreements:

(In thousands)	Accumulated other comprehensive loss
Balance at December 31, 2009	$149,179
Other comprehensive loss	7,617

Balance at September 30, 2010	$156,796

Other Comprehensive Income (Loss)

The following table discloses the amount of income tax benefit (expense) allocated to each component of other comprehensive income for the three and nine months ended September 30, 2010 and 2009, respectively:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Foreign currency translation adjustments	$(8,193)	$(6,799)	$(4,196)	$(15,388)
Unrealized holding gain (loss) on marketable securities	(3,520)	(2,869)	(8,431)	(7,208)
Unrealized holding gain (loss) on cash flow derivatives	(318)	10,082	4,570	54,377

Income tax benefit (expense)	$(12,031)	$414	$(8,057)	$31,781

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

In 2006, two of the Company’s operating businesses (L&C Outdoor Ltda. and Publicidad Klimes Sao Paulo Ltda.) in the Sao Paulo, Brazil market received notices of infraction from the state taxing authority, seeking to impose a value added tax (“VAT”) on such businesses, retroactively for the period from December 31, 2001 through January 31, 2006. The taxing authority contends that our businesses fall within the definition of “communication services” and as such are subject to the VAT. The aggregate amount of tax initially claimed to be owed by both businesses equals approximately $69.4 million, comprised of approximately $20.2 million in taxes, approximately $40.2 million in penalty and approximately $9.0 million in interest. In addition, the taxing authorities are seeking to impose an additional aggregate amount of interest on the tax and penalty amounts of approximately $39.3 million until the initial

CLEAR CHANNEL CAPITAL I, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

tax, penalty and interest are paid. The aggregate amount of additional interest accrues daily at an interest rate promulgated by the Brazilian government, which at September 30, 2010 is equal to approximately $1.85 million per month.

The Company has filed petitions to challenge the imposition of this tax against each of its businesses, which are proceeding separately. The Company’s challenge for L&C Outdoor Ltda. was unsuccessful at the first administrative level, but successful at the second administrative level. The state taxing authority filed an appeal to the next administrative level, which required consideration by a full panel of 16 administrative law judges. On September 27, 2010, the Company received an unfavorable ruling from this final administrative level and intends to appeal this ruling to the judicial level. The Company has filed a petition to have the case remanded to the second administrative level for consideration of the amount of the penalty assessed against it. The Company’s challenge for Publicidad Klimes Sao Paulo Ltda. was unsuccessful at the first administrative level, and denied at the second administrative level on or about September 24, 2009. The case is now pending before the third administrative level. Based on the Company’s review of the law in similar cases in other Brazilian states, the Company has not accrued any costs related to these claims and believes the occurrence of loss is not probable.

At September 30, 2010, Clear Channel guaranteed $39.9 million of credit lines provided to certain of its international subsidiaries by a major international bank. Most of these credit lines related to intraday overdraft facilities covering participants in Clear Channel’s European cash management pool. As of September 30, 2010, no amounts were outstanding under these agreements.

As of September 30, 2010, Clear Channel had outstanding commercial standby letters of credit and surety bonds of $132.0 million and $46.7 million, respectively. Letters of credit in the amount of $15.7 million are collateral in support of surety bonds and these amounts would only be drawn under the letter of credit in the event the associated surety bonds were funded and Clear Channel did not honor its reimbursement obligation to the issuers.

These letters of credit and surety bonds relate to various operational matters including insurance, bid, and performance bonds as well as other items.

Note 7: CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Clear Channel is a party to a management agreement with certain affiliates of Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018. These agreements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses. For the three and nine months ended September 30, 2010, the Company recognized management fees and reimbursable expenses of $4.4 million and $13.0 million, respectively. For the three and nine months ended September 30, 2009, the Company recognized management fees and reimbursable expenses of $6.1 million and $15.6 million, respectively.

Note 8: EQUITY AND COMPREHENSIVE INCOME (LOSS)

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity. The following table shows the changes in equity attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at December 31, 2009	$(7,300,386)	$455,648	$(6,844,738)
Net income (loss)	(416,422)	9,197	(407,225)
Foreign currency translation adjustments	9,748	3,128	12,876
Unrealized holding gain (loss) on marketable securities	9,830	(613)	9,217
Unrealized holding loss on cash flow derivatives	(7,617)	—	(7,617)
Reclassification adjustment	1,414	10	1,424
Other – net	11,923	4,544	16,467

Balances at September 30, 2010	$(7,691,510)	$471,914	$(7,219,596)

CLEAR CHANNEL CAPITAL I, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at December 31, 2008	$(3,342,451)	$426,220	$(2,916,231)
Net loss	(4,181,476)	(17,227)	(4,198,703)
Foreign currency translation adjustments	136,350	19,531	155,881
Unrealized holding loss on marketable securities	(10,021)	(1,294)	(11,315)
Unrealized holding loss on cash flow derivatives	(92,993)	—	(92,993)
Reclassification adjustment	13,665	1,292	14,957
Other - net	9,010	18,834	27,844

Balances at September 30, 2009	$(7,467,916)	$447,356	$(7,020,560)

Note 9: SEGMENT DATA

The Company has three reportable segments, which it believes best reflect how the Company is currently managed – radio broadcasting, Americas outdoor advertising and International outdoor advertising. The Americas outdoor advertising segment consists primarily of operations in the United States, Canada and Latin America, and the International outdoor advertising segment includes operations primarily in Europe, Asia and Australia. The category “other” includes media representation and other general support services and initiatives. Revenue and expenses earned and charged between segments are eliminated in consolidation.

The following table presents the Company’s operating segment results for the three and nine months ended September 30, 2010 and 2009:

(In thousands)	Radio Broadcasting	Americas Outdoor Advertising	International Outdoor Advertising	Other	Corporate and other reconciling items	Eliminations	Consolidated

Three Months Ended September 30, 2010
Revenue	$743,034	$333,269	$361,817	$61,849	$—	$(22,622)	$1,477,347
Direct operating expenses	202,771	143,940	236,679	24,112	—	(10,962)	596,540
Selling, general and administrative expenses	240,668	51,750	63,474	21,323	—	(11,660)	365,555
Depreciation and amortization	64,657	53,139	50,694	13,139	2,450	—	184,079
Corporate expenses	—	—	—	—	80,518	—	80,518
Other operating expense - net	—	—	—	—	(29,559)	—	(29,559)

Operating income (loss)	$234,938	$84,440	$10,970	$3,275	$(112,527)	$—	$221,096

Intersegment revenues	$7,259	$865	$—	$14,498	$—	$—	$22,622
Share-based compensation expense	$1,746	$2,207	$658	$—	$3,732	$—	$8,343
Capital expenditures	$10,515	$30,689	$21,869	$—	$2,923	$—	$65,996

Three Months Ended September 30, 2009
Revenue	$703,232	$312,537	$348,085	$50,674	$—	$(20,555)	$1,393,973
Direct operating expenses	214,748	147,250	251,516	29,097	—	(9,833)	632,778
Selling, general and administrative expenses	222,927	47,602	61,222	16,026	—	(10,722)	337,055
Depreciation and amortization	63,008	54,102	56,951	14,086	2,042	—	190,189
Corporate expenses	—	—	—	—	79,723	—	79,723
Other operating income - net	—	—	—	—	1,403	—	1,403

Operating income (loss)	$202,549	$63,583	$(21,604)	$(8,535)	$(80,362)	$—	$155,631

Intersegment revenues	$7,225	$760	$—	$12,570	$—	$—	$20,555
Share-based compensation expense	$2,070	$1,775	$537	$—	$4,834	$—	$9,216
Capital expenditures	$9,933	$23,819	$23,335	$84	$1,005	$—	$58,176

CLEAR CHANNEL CAPITAL I, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Radio Broadcasting	Americas Outdoor Advertising	International Outdoor Advertising	Other	Corporate and other reconciling items	Eliminations	Consolidated

Nine Months Ended September 30, 2010
Revenue	$2,114,971	$928,015	$1,077,246	$176,668	$—	$(65,766)	$4,231,134
Direct operating expenses	605,425	427,546	717,843	76,153	—	(32,164)	1,794,803
Selling, general and administrative expenses	706,478	160,302	196,971	61,339	—	(33,602)	1,091,488
Depreciation and amortization	192,401	158,319	152,522	39,660	6,689	—	549,591
Corporate expenses	—	—	—	—	209,123	—	209,123
Other operating expense - net	—	—	—	—	(22,523)	—	(22,523)

Operating income (loss)	$610,667	$181,848	$9,910	$(484)	$(238,335)	$—	$563,606

Intersegment revenues	$21,056	$2,712	$—	$41,998	$—	$—	$65,766
Share-based compensation expense	$5,252	$6,553	$1,953	$—	$11,209	$—	$24,967
Capital expenditures	$21,617	$70,615	$68,659	$—	$8,514	$—	$169,405

Nine Months Ended September 30, 2009
Revenue	$2,024,421	$898,277	$1,036,678	$141,807	$—	$(61,358)	$4,039,825
Direct operating expenses	676,515	440,885	729,798	73,378	—	(32,373)	1,888,203
Selling, general and administrative expenses	688,493	147,839	200,091	67,711	—	(28,985)	1,075,149
Depreciation and amortization	197,830	158,612	169,157	42,418	5,977	—	573,994
Corporate expenses	—	—	—	—	177,445	—	177,445
Impairment charges	—	—	—	—	4,041,252	—	4,041,252
Other operating expense - net	—	—	—	—	(33,007)	—	(33,007)

Operating income (loss)	$461,583	$150,941	$(62,368)	$(41,700)	$(4,257,681)	$—	$(3,749,225)

Intersegment revenues	$24,641	$2,029	$—	$34,688	$—	$—	$61,358
Share-based compensation expense	$6,208	$5,971	$1,806	$—	$14,537	$—	$28,522
Capital expenditures	$33,542	$58,116	$55,860	$104	$3,177	$—	$150,799

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

CONDENSED CONSOLIDATING BALANCE SHEETS

(UNAUDITED)

	September 30, 2010
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$—	$962,056	$738,778	$—	$1,700,834
Accounts receivable, net	—	—	622,761	734,418	—	1,357,179
Intercompany receivables	19,480	6,773,764	44,427	—	(6,837,671)	—
Other current assets	3,255	(21,982)	162,783	212,700	(13,093)	343,663

Total Current Assets	22,735	6,751,782	1,792,027	1,685,896	(6,850,764)	3,401,676
Property, plant and equipment, net	—	—	856,087	2,330,427	—	3,186,514
Definite-lived intangibles, net	—	—	1,629,664	733,328	—	2,362,992
Indefinite-lived intangibles – licenses	—	—	2,424,791	—	—	2,424,791
Indefinite-lived intangibles – permits	—	—	—	1,119,912	—	1,119,912
Goodwill	—	—	3,254,828	865,805	—	4,120,633
Intercompany notes receivable	—	212,000	—	—	(212,000)	—
Long-term intercompany receivable	—	—	(254,178)	254,178	—	—
Investment in subsidiaries	(8,130,021)	4,313,407	2,794,626	—	1,021,988	—
Other assets	—	188,091	203,779	929,707	(544,604)	776,973

Total Assets	$(8,107,286)	$11,465,280	$12,701,624	$7,919,253	$(6,585,380)	$17,393,491

Accounts payable and accrued expenses	$—	$80,474	$273,205	$604,706	$(13,093)	$945,292
Intercompany payable	—	—	6,793,244	44,427	(6,837,671)	—
Current portion of long-term debt	—	805,140	—	42,356	—	847,496
Deferred income	—	—	58,292	140,211	—	198,503

Total Current Liabilities	—	885,614	7,124,741	831,700	(6,850,764)	1,991,291
Long-term debt	—	18,109,851	4,000	2,524,980	(947,824)	19,691,007
Intercompany long-term debt	—	—	212,000	—	(212,000)	—
Deferred income taxes	(12,556)	300,704	911,770	865,630	—	2,065,548
Other long-term liabilities	—	299,132	293,947	272,162	—	865,241
Total member’s interest (deficit)	(8,094,730)	(8,130,021)	4,155,166	3,424,781	1,425,208	(7,219,596)

Total Liabilities and Member’s Interest (Deficit)	$(8,107,286)	$11,465,280	$12,701,624	$7,919,253	$(6,585,380)	$17,393,491

CLEAR CHANNEL CAPITAL I, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

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

CLEAR CHANNEL CAPITAL I, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONSOLIDATING STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2010
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$776,705	$701,815	$(1,173)	$1,477,347
Operating expenses:
Direct operating expenses	—	—	214,782	382,066	(308)	596,540
Selling, general and administrative expenses	—	—	246,922	119,498	(865)	365,555
Corporate expenses	2,984	9	51,328	26,197	—	80,518
Depreciation and amortization	—	—	79,865	104,214	—	184,079
Other operating expense – net	—	—	(1,887)	(27,672)	—	(29,559)

Operating income (loss)	(2,984)	(9)	181,921	42,168	—	221,096
Interest (income) expense – net	4	361,665	(2,205)	8,103	21,630	389,197
Equity in earnings (loss) of nonconsolidated affiliates	(131,162)	95,200	(35,633)	3,021	71,568	2,994
Other expense – net	—	—	(1,574)	(4,126)	—	(5,700)

Income (loss) before income taxes	(134,150)	(266,474)	146,919	32,960	49,938	(170,807)

Income tax benefit (expense)	1,095	135,312	(80,043)	(35,949)	—	20,415

Consolidated net income (loss)	(133,055)	(131,162)	66,876	(2,989)	49,938	(150,392)
Amount attributable to noncontrolling interest	—	—	1,281	3,012	—	4,293

Net income (loss) attributable to the Company	$(133,055)	$(131,162)	$65,595	$(6,001)	$49,938	$(154,685)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(232)	126,780	—	126,548
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	—	—	6,079	(395)	—	5,684
Unrealized holding loss on cash flow derivatives	—	529	—	—	—	529
Reclassification adjustment	—	—	—	2,565	—	2,565
Equity in subsidiary comprehensive income (loss)	116,562	116,033	121,908	—	(354,503)	—

Comprehensive income (loss)	(16,493)	(14,600)	193,350	122,949	(304,565)	(19,359)
Amount attributable to noncontrolling interest	—	—	11,723	7,041	—	18,764

Comprehensive income (loss) attributable to the Company	$(16,493)	$(14,600)	$181,627	$115,908	$(304,565)	$(38,123)

CLEAR CHANNEL CAPITAL I, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Three Months Ended September 30, 2009
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$727,195	$667,745	$(967)	$1,393,973
Operating expenses:
Direct operating expenses	—	—	232,775	400,210	(207)	632,778
Selling, general and administrative expenses	—	—	224,489	113,326	(760)	337,055
Corporate expenses	4,254	4	59,918	15,547	—	79,723
Depreciation and amortization	—	—	78,682	111,507	—	190,189
Other operating income – net	—	—	243	1,160	—	1,403

Operating income (loss)	(4,254)	(4)	131,574	28,315	—	155,631
Interest expense – net	6	336,727	5,206	19,043	8,332	369,314
Loss on marketable securities	—	—	(281)	(13,097)	—	(13,378)
Equity in earnings (loss) of nonconsolidated affiliates	(307,314)	(26,205)	(35,321)	1,277	368,789	1,226
Other income (expense) – net	—	(2,837)	(533)	(3,343)	228,995	222,282

Income (loss) before income taxes	(311,574)	(365,773)	90,233	(5,891)	589,452	(3,553)
Income tax benefit (expense)	1,056	58,459	(138,716)	(9,917)	—	(89,118)

Consolidated net income (loss)	(310,518)	(307,314)	(48,483)	(15,808)	589,452	(92,671)
Amount attributable to noncontrolling interest	—	—	(3,141)	325	—	(2,816)

Net income (loss) attributable to the Company	$(310,518)	$(307,314)	$(45,342)	$(16,133)	$589,452	$(89,855)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	11,310	58,856	—	70,166
Unrealized gain (loss) on securities and derivatives:
Unrealized holding loss on marketable securities	—	—	(7,540)	(2,165)	—	(9,705)
Unrealized holding gain (loss) on cash flow derivatives	—	(17,242)	(1)	—	—	(17,243)
Reclassification adjustment	—	—	1	11,836	—	11,837
Equity in subsidiary comprehensive income (loss)	45,862	63,103	65,546	—	(174,511)	—

Comprehensive income (loss)	(264,656)	(261,453)	23,974	52,394	414,941	(34,800)
Amount attributable to noncontrolling interest	—	—	6,211	2,981	—	9,192

Comprehensive income (loss) attributable to the Company	$(264,656)	$(261,453)	$17,763	$49,413	$414,941	$(43,992)

CLEAR CHANNEL CAPITAL I, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Nine Months Ended September 30, 2010
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$2,209,893	$2,024,822	$(3,581)	$4,231,134
Operating expenses:
Direct operating expenses	—	—	646,397	1,149,275	(869)	1,794,803
Selling, general and administrative expenses	—	—	724,077	370,123	(2,712)	1,091,488
Corporate expenses	9,417	17	128,963	70,726	—	209,123
Depreciation and amortization	—	—	237,614	311,977	—	549,591
Other operating income (expense) – net	—	—	2,411	(24,934)	—	(22,523)

Operating income (loss)	(9,417)	(17)	475,253	97,787	—	563,606
Interest expense – net	13	1,068,827	2,046	35,702	53,983	1,160,571
Equity in earnings (loss) of nonconsolidated affiliates	(416,757)	252,220	(86,381)	8,651	250,879	8,612
Other income (expense) – net	—	—	(2,135)	(6,606)	60,289	51,548

Income (loss) before income taxes	(426,187)	(816,624)	384,691	64,130	257,185	(536,805)
Income tax benefit (expense)	3,458	399,867	(213,927)	(59,819)	—	129,579

Consolidated net income (loss)	(422,729)	(416,757)	170,764	4,311	257,185	(407,226)
Amount attributable to noncontrolling interest	—	—	559	8,638	—	9,197

Net income (loss) attributable to the Company	$(422,729)	$(416,757)	$170,205	$(4,327)	$257,185	$(416,423)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(475)	13,351	—	12,876
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	—	—	14,560	(5,343)	—	9,217
Unrealized holding loss on cash flow derivatives	—	(7,617)	—		—	(7,617)
Reclassification adjustment	—	—	—	1,424	—	1,424
Equity in subsidiary comprehensive income (loss)	13,376	20,993	6,124	—	(40,493)	—

Comprehensive income (loss)	(409,353)	(403,381)	190,414	5,105	216,692	(400,523)
Amount attributable to noncontrolling interest	—	—	(784)	3,308	—	2,524

Comprehensive income (loss) attributable to the Company	$(409,353)	$(403,381)	$191,198	$1,797	$216,692	$(403,047)

CLEAR CHANNEL CAPITAL I, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Nine Months Ended September 30, 2009
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$2,088,341	$1,954,120	$(2,636)	$4,039,825
Operating expenses:
Direct operating expenses	—	—	714,253	1,174,557	(607)	1,888,203
Selling, general and administrative expenses	—	—	716,399	360,779	(2,029)	1,075,149
Corporate expenses	11,155	8	120,836	45,446	—	177,445
Depreciation and amortization	—	—	244,977	329,017	—	573,994
Impairment charges	—	—	3,224,616	816,636	—	4,041,252
Other operating income (expense) – net	—	—	(43,132)	10,125	—	(33,007)

Operating loss	(11,155)	(8)	(2,975,872)	(762,190)	—	(3,749,225)
Interest expense – net	17	1,029,985	14,867	82,875	13,248	1,140,992
Loss on marketable securities	—	—	(281)	(13,097)	—	(13,378)
Equity in earnings (loss) of nonconsolidated affiliates	(4,453,950)	(3,850,509)	(818,358)	(20,630)	9,122,766	(20,681)
Other income (expense) – net	—	437,665	(2,271)	(81,221)	295,558	649,731

Income (loss) before income taxes	(4,465,122)	(4,442,837)	(3,811,649)	(960,013)	9,405,076	(4,274,545)
Income tax benefit (expense)	1,336	(11,113)	(23,248)	108,867	—	75,842

Consolidated net income (loss)	(4,463,786)	(4,453,950)	(3,834,897)	(851,146)	9,405,076	(4,198,703)
Amount attributable to noncontrolling interest	—	—	(13,814)	(3,413)	—	(17,227)

Net income (loss) attributable to the Company	$(4,463,786)	$(4,453,950)	$(3,821,083)	$(847,733)	$9,405,076	$(4,181,476)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	14,612	141,269	—	155,881
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	—	—	—	(11,315)	—	(11,315)
Unrealized holding gain (loss) on cash flow derivatives	—	(92,993)	—	—	—	(92,993)
Reclassification adjustment	—	—	(274)	15,231	—	14,957
Equity in subsidiary comprehensive income (loss)	47,000	139,992	138,183	—	(325,175)	—

Comprehensive income (loss)	(4,416,786)	(4,406,951)	(3,668,562)	(702,548)	9,079,901	(4,114,946)
Amount attributable to noncontrolling interest	—	—	12,527	7,002	—	19,529

Comprehensive income (loss) attributable to the Company	$(4,416,786)	$(4,406,951)	$(3,681,089)	$(709,550)	$9,079,901	$(4,134,475)

CLEAR CHANNEL CAPITAL I, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30, 2010
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(422,729)	$(416,757)	$170,764	$4,311	$257,185	$(407,226)
Reconciling items:
Depreciation and amortization	—	—	237,614	311,977	—	549,591
Deferred taxes	(1,336)	(205,868)	49,103	(12,785)	—	(170,886)
(Gain) loss on disposal of operating assets	—	—	(2,411)	24,934	—	22,523
Gain on extinguishment of debt	—	—	—	—	(60,289)	(60,289)
Provision for doubtful accounts	—	—	10,066	4,814	—	14,880
Share-based compensation	—	—	16,400	8,567	—	24,967
Equity in (earnings) loss of nonconsolidated affiliates	416,757	(252,220)	86,381	(8,651)	(250,879)	(8,612)
Amortization of deferred financing charges and note discounts, net	—	187,008	3,162	(84,113)	53,983	160,040
Other reconciling items – net	—	—	(9,005)	18,727	—	9,722
Changes in operating assets and liabilities:
Increase in accounts receivable	—	—	(54,589)	(20,121)	—	(74,710)
Decrease in Federal income taxes receivable	4,187	382,024	(304,098)	50,196	—	132,309
Increase in deferred income	—	—	17,318	29,926	—	47,244
Increase (decrease) in accounts payable, accrued expenses and other liabilities	—	(2,545)	37,155	22,212	—	56,822
Increase (decrease) in accrued interest	—	60,064	(25,916)	353	—	34,501
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	(1,035)	75,716	(103,504)	14,489	—	(14,334)

Net cash provided by (used for) operating activities	(4,156)	(172,578)	128,440	364,836	—	316,542
Cash flows from investing activities:
Proceeds from maturity of Clear Channel notes	—	—	—	10,025	(10,025)	—
Investment in Clear Channel notes	—	—	(125,000)	—	125,000	—
Sales of investments – net	—	—	—	18,700	(17,500)	1,200
Purchases of property, plant and equipment	—	—	(29,988)	(139,417)	—	(169,405)
Acquisition of operating assets, net of cash acquired	—	—	(11,028)	(715)	—	(11,743)
Proceeds from disposal of assets	—	—	14,084	6,466	—	20,550
Dividends from subsidiaries	—	—	35,450	—	(35,450)	—
Change in other – net	—	—	8,242	(14,183)	—	(5,941)

Net cash provided by (used for) investing activities	—	—	(108,240)	(119,124)	62,025	(165,339)
Cash flows from financing activities:
Draws on credit facilities	—	156,500	—	3,916	—	160,416
Payments on credit facilities	—	(98,000)	—	(42,254)	—	(140,254)
Intercompany funding	6,521	358,965	(317,133)	(48,353)	—	—
Proceeds from delayed draw term loan facility	—	138,795	—	—	—	138,795
Proceeds from long-term debt	—	—	—	6,844	—	6,844
Payments on long-term debt	—	(383,681)	(4)	(12,425)	27,525	(368,585)
Repurchases of long-term debt	—	—	—	—	(125,000)	(125,000)
Dividends paid	—	—	—	(35,450)	35,450	—
Change in other – net	(2,365)	(1)	—	(4,213)	—	(6,579)

Net cash provided by (used for) financing activities	4,156	172,578	(317,137)	(131,935)	(62,025)	(334,363)
Net increase (decrease) in cash and cash equivalents	—	—	(296,937)	113,777	—	(183,160)
Cash and cash equivalents at beginning of period	—	—	1,258,993	625,001	—	1,883,994

Cash and cash equivalents at end of period	$—	$—	$962,056	$738,778	$—	$1,700,834

CLEAR CHANNEL CAPITAL I, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Nine Months Ended September 30, 2009
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(4,463,786)	$(4,453,950)	$(3,834,897)	$(851,146)	$9,405,076	$(4,198,703)
Reconciling items:
Impairment charges	—	—	3,224,616	816,636	—	4,041,252
Depreciation and amortization	—	—	244,977	329,017	—	573,994
Deferred taxes	756	200,650	(184,339)	(135,675)	—	(118,608)
(Gain) loss on disposal of operating assets	—	—	43,132	(10,125)	—	33,007
(Gain) loss on extinguishment of debt	—	(440,599)	—	66,824	(295,558)	(669,333)
Loss on marketable securities	—	—	281	13,097	—	13,378
Provision for doubtful accounts	—	—	11,602	9,172	—	20,774
Share-based compensation	—	—	20,134	8,388	—	28,522
Equity in (earnings) loss of nonconsolidated affiliates	4,453,950	3,850,509	818,358	20,630	(9,122,766)	20,681
Amortization of deferred financing charges and note discounts, net	—	186,118	—	(22,465)	13,248	176,901
Other reconciling items – net	—	—	550	31,104	—	31,654
Changes in operating assets and liabilities:
Decrease in accounts receivable	—	—	40,718	77,803	—	118,521
Increase in Federal income taxes receivable	1,960	178,432	(102,673)	(1,780)	—	75,939
Increase in deferred income	—	—	5,539	22,410	—	27,949
Increase (decrease) in accounts payable, accrued expenses and other liabilities	—	1,970	(37,699)	(42,899)	—	(78,628)
Increase (decrease) in accrued interest	—	(14,405)	5,342	122	(17,916)	(26,857)
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	(3,965)	(159,217)	135,396	(32,555)	—	(60,341)

Net cash provided by (used for) operating activities	(11,085)	(650,492)	391,037	298,558	(17,916)	10,102
Cash flows from investing activities:
Proceeds from maturity of Clear Channel notes	—	—	—	33,500	(33,500)	—
Investment in Clear Channel notes	—	—	—	(318,853)	318,853	—
Investment in subsidiaries	—	(279,898)	—	—	279,898	—
Sales of investments – net	—	—	803	40,633	—	41,436
Purchases of property, plant and equipment	—	—	(36,537)	(114,262)	—	(150,799)
Proceeds from disposal of assets	—	—	30,200	10,656	—	40,856
Acquisition of operating assets, net of cash acquired	—	—	(2,169)	(5,125)	—	(7,294)
Change in other – net	—	(5,522)	(589)	14,893	—	8,782

Net cash provided by (used for) investing activities	—	(285,420)	(8,292)	(338,558)	565,251	(67,019)
Cash flows from financing activities:
Draws on credit facilities	—	1,655,000	—	6,508	—	1,661,508
Payments on credit facilities	—	(170,877)	—	(3,784)	—	(174,661)
Intercompany funding	11,269	(548,211)	669,630	(132,688)	—	—
Payments on long-term debt	—	(500,000)	(5)	(2,191)	33,500	(468,696)
Proceeds from delayed draw term loan facility	—	500,000	—	—	—	500,000
Proceeds from parent investment in subsidiaries	—	—	—	279,898	(279,898)	—
Repurchases of long-term debt	—	—	—	—	(300,937)	(300,937)
Change in other – net	(184)	—	—	(25,189)	—	(25,373)

Net cash provided by (used for) financing activities	11,085	935,912	669,625	122,554	(547,335)	1,191,841
Net increase in cash and cash equivalents	—	—	1,052,370	82,554	—	1,134,924
Cash and cash equivalents at beginning of period	—	—	139,433	100,413	—	239,846

Cash and cash equivalents at end of period	$—	$—	$1,191,803	$182,967	$—	$1,374,770

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Format of Presentation

Management’s discussion and analysis of our results of operations and financial condition should be read in conjunction with the consolidated financial statements and related footnotes. Our discussion is presented on both a consolidated and segmented basis. Our reportable operating segments are radio broadcasting (“radio” or “radio broadcasting”), which also includes our national syndication business, Americas outdoor advertising (“Americas outdoor” or “Americas outdoor advertising”) and International outdoor advertising (“International outdoor” or “International outdoor advertising”). Included in the “other” segment are our media representation business, Katz Media, as well as other general support services and initiatives.

We manage our operating segments primarily focusing on their operating income, while Corporate expenses, Other operating income (expense) – net, Interest expense, Equity in earnings (loss) of nonconsolidated affiliates, Other income (expense) – net and Income tax benefit (expense) are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.

Executive Summary

The key highlights of our business for the three and nine months ended September 30, 2010 are summarized below:

•

Consolidated revenue increased $83.4 million and $191.3 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods of 2009, primarily as a result of improved economic conditions throughout the first nine months of 2010.

•

Radio revenue increased $39.8 million and $90.6 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods of 2009, primarily as a result of increased average rates per minute driven by increased demand for both national and local advertising.

•

Americas outdoor revenue increased $20.7 million and $29.7 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods of 2009, driven by increases in revenue across our advertising inventory, particularly digital.

•

International outdoor revenue increased $13.7 million for the three months ended September 30, 2010, compared to the same period of 2009, primarily as a result of revenue growth from all of our advertising inventory categories, particularly street furniture, and across most countries, partially offset by a decrease from movements in foreign exchange of $12.5 million. Revenue increased $40.6 million for the nine months ended September 30, 2010 compared to the same period of 2009, primarily as a result of revenue growth from street furniture across most countries and included a $3.4 million increase from movements in foreign exchange.

•	Our subsidiary, Clear Channel Investments, Inc., repurchased $185.2 million aggregate principal amount of our senior toggle notes for $125.0 million during the first nine months of 2010.

•	CC Media Holdings, Inc. (“CCMH”), our indirect parent, repaid $240.0 million upon the maturity of our 4.50% senior notes due 2010 in the first nine months of 2010.

•

During the third quarter of 2010, we repaid our remaining 7.65% senior notes upon maturity for $138.8 million with proceeds from our delayed draw term loan facility that was specifically designated for this purpose.

•	During the third quarter of 2010, we received $132.3 million in Federal income tax refunds.

•

On October 15, 2010, Clear Channel Outdoor Holdings, Inc., our subsidiary, transferred its interest in its Branded Cities operations to its joint venture partner, The Ellman Companies. The long-lived tangible and intangible assets of the Branded Cities operations were transferred for less than their carrying values in connection with this transaction and, as a result, we recorded a non-cash charge in the third quarter of 2010 of approximately $23.6 million in “Other operating income (expense) – net” to present these assets at their estimated fair values as of September 30, 2010.

Certain Credit Agreement EBITDA Adjustments

Our senior secured credit facilities allow us to adjust the calculation of consolidated adjusted EBITDA (as calculated in accordance with our senior secured credit facilities) for certain charges. These charges include restructuring costs of $3.0 million and $35.9 million for the three and nine months ended September 30, 2010. In addition, certain other charges, including costs related to the closure and/or consolidation of facilities, retention charges, systems establishment costs and consulting fees incurred in connection with any of the foregoing, among other items, are also adjustments to the calculation of consolidated adjusted EBITDA. For the three and nine months ended September 30, 2010, we adjusted our consolidated adjusted EBITDA calculation for an additional $3.1 million and $7.2 million, respectively. See “SOURCES OF CAPITAL” below for a description of the calculation of our adjusted EBITDA pursuant to the senior secured credit facilities.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of the three and nine months ended September 30, 2010 to the three and nine months ended September 30, 2009, respectively, is as follows:

(In thousands)	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2010	2009		2010	2009
Revenue	$1,477,347	$1,393,973	6%	$4,231,134	$4,039,825	5%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	596,540	632,778	(6%)	1,794,803	1,888,203	(5%)
SG&A expenses (excludes depreciation and amortization)	365,555	337,055	8%	1,091,488	1,075,149	2%
Corporate expenses (excludes depreciation and amortization)	80,518	79,723	1%	209,123	177,445	18%
Depreciation and amortization	184,079	190,189	(3%)	549,591	573,994	(4%)
Impairment charges	—	—		—	4,041,252
Other operating income (expense) - net	(29,559)	1,403		(22,523)	(33,007)

Operating income (loss)	221,096	155,631		563,606	(3,749,225)
Interest expense	389,197	369,314		1,160,571	1,140,992
Loss on marketable securities	—	(13,378)		—	(13,378)
Equity in earnings (loss) of nonconsolidated affiliates	2,994	1,226		8,612	(20,681)
Other income (expense) - net	(5,700)	222,282		51,548	649,731

Loss before income taxes	(170,807)	(3,553)		(536,805)	(4,274,545)
Income tax benefit (expense)	20,415	(89,118)		129,579	75,842

Consolidated net loss	(150,392)	(92,671)		(407,226)	(4,198,703)
Amount attributable to noncontrolling interest	4,293	(2,816)		9,197	(17,227)

Net loss attributable to the Company	$(154,685)	$(89,855)		$(416,423)	$(4,181,476)

Consolidated Revenue

Consolidated revenue increased $83.4 million during the third quarter of 2010 compared to the same period of 2009 primarily as a result of a stronger economic environment compared to the prior year. Our radio broadcasting revenue increased $39.8 million driven by increases in both local and national advertising and average rate per minute. Americas outdoor revenue increased $20.7 million, driven by revenue increases across our advertising inventory, particularly digital. Our International outdoor revenue increased $13.7 million, primarily due to revenue growth from all of our advertising inventory categories, particularly street furniture, and across most countries, partially offset by decreases of $12.5 million from movements in foreign exchange. Other revenue increased $11.2 million compared to the same period of 2009, primarily from stronger national advertising in our media representation business.

Consolidated revenue increased $191.3 million during the first nine months of 2010 compared to the same period of 2009. Our radio broadcasting revenue increased $90.6 million driven by increases in national advertising and average rate per minute. Americas outdoor revenue increased $29.7 million, driven by revenue increases across our advertising inventory, particularly digital. Our International outdoor revenue increased $40.6 million, primarily due to revenue growth from street furniture across most countries, and included a $3.4 million increase from movements in foreign exchange. Other revenue increased $34.9 million compared to the same period of 2009, primarily from stronger national advertising in our media representation business.

Consolidated Direct Operating Expenses

Consolidated direct operating expenses decreased $36.2 million during the third quarter of 2010 compared to the same period of 2009. Our radio broadcasting direct operating expenses decreased $12.0 million, primarily from a $5.6 million decline in programming expenses resulting from cost savings from our restructuring program in addition to a decline from the non-renewals of sports contracts. Americas outdoor direct operating expenses decreased $3.3 million, primarily as a result of the disposition of our taxi advertising business, partially offset by an increase in site lease expenses associated with the increase in revenue. Direct operating expenses in our International outdoor segment decreased $14.8 million, primarily as a result of a $9.4 million decrease from movements in foreign exchange in addition to decreased site lease expenses associated with cost savings from our restructuring program.

Consolidated direct operating expenses decreased $93.4 million during the first nine months of 2010 compared to the same period of 2009. Our radio broadcasting direct operating expenses decreased $71.1 million, primarily from a $25.7 million decline in expenses incurred in connection with our restructuring program from which cost savings resulted in a $12.0 million decline in programming expenses and a $12.7 million decline in compensation expense. Americas outdoor direct operating expenses decreased $13.3 million, primarily as a result of the disposition of our taxi advertising business, partially offset by an increase in site lease expenses associated with the increase in revenue. Direct operating expenses in our International outdoor segment decreased $12.0 million, primarily as a result of decreased site lease expenses associated with cost savings from our restructuring program, partially offset by a $1.2 million increase from movements in foreign exchange.

Consolidated Selling, General and Administrative (“SG&A”) Expenses

Consolidated SG&A expenses increased $28.5 million during the third quarter of 2010 compared to the same period of 2009. Our radio broadcasting SG&A expenses increased $17.7 million, primarily as a result of increased marketing and promotional expenses and increased bonus and commission expense associated with the increased revenue. SG&A expenses increased $4.1 million in our Americas outdoor segment, primarily as a result of increased bonus and commission expenses associated with the increase in revenue. SG&A expenses increased $2.3 million in our International outdoor segment, primarily from increased selling costs associated with the increase in revenue, partially offset by a $2.5 million decrease from movements in foreign exchange.

Consolidated SG&A expenses increased $16.3 million during the first nine months of 2010 compared to the same period of 2009. Our radio broadcasting SG&A expenses increased $18.0 million, primarily as a result of increased bonus and commission expense associated with the increase in revenue. SG&A expenses increased $12.5 million in our Americas outdoor segment, primarily as a result of the unfavorable impact of litigation in addition to an increase in selling and marketing costs associated with the increase in revenue. Our International outdoor SG&A expenses decreased $3.1 million, primarily as a result of cost savings from our restructuring program as well as a decrease in business tax related to a change in French tax law.

Corporate Expenses

Corporate expenses were flat during the third quarter of 2010 compared to the same period of 2009. The third quarter of 2009 included a $23.5 million accrual related to an unfavorable outcome of litigation. The third quarter of 2010 included an $18.1 million increase in bonus expense from improved operating performance compared to the prior year and a $15.3 million increase primarily related to headcount from centralization efforts and the expansion of corporate capabilities.

Corporate expenses increased $31.7 million during the first nine months of 2010 compared to the same period of 2009, primarily due to a $49.9 million increase in bonus expense from improved operating performance and a $37.3 million increase primarily related to headcount from centralization efforts and the expansion of corporate capabilities. Partially offsetting the 2010 increase was $23.5 million related to an unfavorable outcome of litigation recorded in the third quarter of 2009 discussed above and a $22.6 million decrease in expenses during 2010 associated with our restructuring program.

Depreciation and Amortization

Depreciation and amortization decreased $6.1 million during the third quarter of 2010 compared to the same period of 2009, due to decreased amortization in our International outdoor segment in 2010 primarily related to assets that became fully amortized during 2009.

Depreciation and amortization decreased $24.4 million during the first nine months of 2010 compared to the same period of 2009, primarily as a result of assets in our International outdoor segment that became fully amortized during 2009. Additionally, the first nine months of 2009 included $8.0 million of additional amortization expense associated with the finalization of purchase price allocations to the acquired intangible assets in our Radio segment.

Other Operating Income (Expense) - Net

Other operating expense of $29.6 million and $22.5 million for the three and nine months ended September 30, 2010, respectively, primarily related to a $23.6 million non-cash charge recorded as of September 30, 2010 as a result of the transfer of our subsidiary’s interest in its Branded Cities business, and a $3.7 million loss on the sale of our outdoor advertising business in India.

Other operating expense of $33.0 million for the first nine months of 2009 primarily related to losses on the sale and exchange of radio stations.

Interest Expense

Interest expense increased $19.9 million during the third quarter of 2010 compared to the same period of 2009, primarily as a result of an increase in the weighted average cost of debt during 2010 due to the issuance of $2.5 billion in subsidiary senior notes in December 2009 partially offset by decreased interest expense due to the prepayment of $2.0 billion of term loans in December 2009. Our weighted average cost of debt in the third quarter of 2010 and 2009 was 6.2% and 5.7%, respectively.

Interest expense increased $19.6 million during the first nine months of 2010 compared to the same period of 2009, primarily as a result of an increase in the weighted average cost of debt during 2010 due to the issuance of $2.5 billion in subsidiary senior notes in December 2009. This increase was partially offset by decreased interest expense due to maturities of the 4.25% senior notes due May 2009 and the 4.5% senior notes due January 2010, repurchases of senior notes, senior toggle notes and senior cash pay notes made between April 2009 and March 2010, and prepayment of $2.0 billion of term loans in December 2009. The first six months of 2009 also included additional interest expense related to larger outstanding balances on the senior toggle notes and senior cash pay notes prior to the cancellation and retirement of $249.4 million and $183.8 million aggregate principal amount of the senior toggle notes and senior cash pay notes, respectively, in June of 2009. Our weighted average cost of debt for the first nine months of 2010 and 2009 was 6.3% and 5.8%, respectively.

Loss on Marketable Securities

The loss on marketable securities of $13.4 million during the three and nine months ended September 30, 2009 relates to an impairment of certain available-for-sale securities and a loss on the sale of equity securities.

Equity in Earnings (Loss) of Nonconsolidated Affiliates

Equity in earnings of nonconsolidated affiliates increased during the first nine months of 2010 compared to the same period of 2009, primarily as a result of a $19.7 million impairment of equity investments in our International outdoor segment in 2009.

Other Income (Expense) - Net

Other income of $51.5 million for the first nine months of 2010 primarily related to an aggregate gain of $60.3 million on the repurchase of our senior toggle notes. Please refer to the Debt Repurchases and Maturities section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for additional discussion of the repurchase.

Other income of $222.3 million in the third quarter of 2009 primarily related to an aggregate gain of $229.0 million on the third quarter open market repurchases of certain of our senior notes. Other income of $649.7 million in the first nine months of 2009 primarily related to the third quarter repurchase discussed above in addition to an aggregate gain of $373.7 million on the second quarter repurchase of certain of our senior toggle notes and senior cash pay notes. In addition, $66.6 million related to the open market repurchase of certain of our senior notes at a discount.

Income Tax Benefit (Expense)

Income tax benefits of $20.4 million and $129.6 million were recorded for the three and nine months ended September 30, 2010, respectively, resulting in effective tax rates of 11.9% and 24.1% for those periods, respectively. The effective tax rates for the 2010 periods were impacted primarily as a result of our inability to benefit from tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years. In addition, during the three months ended September 30, 2010, we recorded a valuation allowance of $13.4 million against deferred tax assets in foreign jurisdictions due to the uncertainty of our ability to realize those assets in future periods.

Income tax (expense) benefits of ($89.1) million and $75.8 million were recorded for the three and nine months ended September 30, 2009, respectively, resulting in effective tax rates of (2,508.2%) and 1.8% for those periods, respectively. The effective tax rates for the 2009 periods were primarily impacted by the impairment charge on goodwill. We recorded a deferred tax valuation allowance during the third quarter and during the first nine months of 2009 due to the uncertainty of our ability to utilize Federal and foreign tax losses at that time.

Segment Revenue and Divisional Operating Expenses

Radio Broadcasting

Our radio broadcasting operating results were as follows:

(In thousands)	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2010	2009		2010	2009
Revenue	$743,034	$703,232	6%	$2,114,971	$2,024,421	4%
Direct operating expenses	202,771	214,748	(6%)	605,425	676,515	(11%)
SG&A expenses	240,668	222,927	8%	706,478	688,493	3%
Depreciation and amortization	64,657	63,008	3%	192,401	197,830	(3%)

Operating income	$234,938	$202,549	16%	$610,667	$461,583	32%

Three Months

Radio broadcasting revenue increased $39.8 million during the third quarter of 2010 compared to the same period of 2009, primarily due to a $15.0 million increase in national advertising and a $14.0 million increase in local advertising driven by improved economic conditions and increases in average rate per minute during the third quarter of 2010 compared to the same period of 2009. Increases occurred across various advertising categories including automotive, political, financial services and healthcare.

Direct operating expenses decreased $12.0 million compared to the third quarter of 2009. Programming expenses declined $5.6 million primarily as a result of cost savings from our restructuring program. Expenses declined a further $7.4 million from the non-renewals of sports contracts. SG&A expenses increased $17.7 million during the third quarter of 2010 compared to the same period of 2009, primarily as a result of a $7.7 million increase in marketing and promotional expenses and an $8.1 million increase in bonus and commission expense associated with the increase in revenue.

Nine Months

Radio broadcasting revenue increased $90.6 million during the first nine months of 2010 compared to the same period of 2009, driven primarily by a $58.6 million increase in national advertising and a $25.5 million increase in local advertising. Average rates per minute have increased during the first nine months of 2010 compared to the same period of 2009 as a result of improved economic conditions. Increases occurred across various advertising categories including automotive, political, food and beverage and healthcare.

Direct operating expenses during the first nine months of 2010 decreased $71.1 million compared to the first nine months of 2009, primarily from a $25.7 million decrease in expenses associated with our restructuring program. Programming expenses and compensation expenses declined $12.0 million and $12.7 million, respectively, primarily as a result of cost savings from our restructuring program. Expenses declined further from the non-renewals of sports contracts, offset by $8.0 million associated with the finalization of purchase accounting during the first nine months of 2009. SG&A expenses increased $18.0 million, primarily as a result of a $13.9 million increase in bonus and commission expense associated with the increase in revenue.

Depreciation and amortization decreased $5.4 million during the first nine months of 2010 compared to the same period of the prior year. The first nine months of 2009 included $8.0 million of additional amortization expense associated with the finalization of purchase price allocations to the acquired intangible assets.

Americas Outdoor Advertising

Disposition of Taxi Business

On December 31, 2009, our subsidiary Clear Channel Outdoor, Inc. disposed of Clear Channel Taxi Media, LLC (“Taxis”), our taxi advertising business. For the three months ended September 30, 2009, Taxis contributed $9.8 million in revenue, $9.6 million in direct operating expenses and $2.4 million in SG&A expenses. For the nine months ended September 30, 2009, Taxis contributed $29.5 million in revenue, $29.5 million in direct operating expenses and $7.7 million in SG&A expenses.

Our Americas outdoor operating results were as follows:

(In thousands)	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2010	2009		2010	2009
Revenue	$333,269	$312,537	7%	$928,015	$898,277	3%
Direct operating expenses	143,940	147,250	(2%)	427,546	440,885	(3%)
SG&A expenses	51,750	47,602	9%	160,302	147,839	8%
Depreciation and amortization	53,139	54,102	(2%)	158,319	158,612	(0%)

Operating income	$84,440	$63,583	33%	$181,848	$150,941	20%

Three Months

Americas outdoor revenue increased $20.7 million during the third quarter of 2010 compared to the same period of 2009 as a result of increased revenue across our advertising inventory, particularly digital. The increase was driven by increases in both occupancy and rate. Partially offsetting the revenue increase was the decrease in revenue related to the sale of Taxis.

Direct operating expenses decreased $3.3 million during the third quarter of 2010 compared to the same period of 2009, due to the disposition of Taxis. Offsetting the decrease was a $5.6 million increase in site-lease expenses associated with the increase in revenue. SG&A expenses increased $4.1 million during the third quarter of 2010 compared to the same period of 2009 primarily as a result of increased bonus and commission expenses associated with the increase in revenue, partially offset by the disposition of Taxis.

Nine Months

Americas outdoor revenue increased $29.7 million during the first nine months of 2010 compared to the same period of 2009 as a result of increased revenue across our advertising inventory, particularly digital. The increase was driven by increases in both occupancy and rate. Partially offsetting the revenue increase was the decrease in revenue related to the sale of Taxis.

Direct operating expenses decreased $13.3 million during the first nine months of 2010 compared to the same period of 2009. The decline in direct operating expenses was due to the disposition of Taxis, partially offset by a $16.9 million increase in site-lease expenses associated with the increase in revenue. SG&A expenses increased $12.5 million during the first nine months of 2010 compared to the same period of 2009 as a result of a $5.3 million increase primarily related to the unfavorable impact of litigation, a $4.4 million increase in consulting costs and a $6.0 million increase primarily due to bonus and commission expenses associated with the increase in revenue, partially offset by the disposition of Taxis.

International Outdoor Advertising

Our international outdoor operating results were as follows:

(In thousands)	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2010	2009		2010	2009
Revenue	$361,817	$348,085	4%	$1,077,246	$1,036,678	4%
Direct operating expenses	236,679	251,516	(6%)	717,843	729,798	(2%)
SG&A expenses	63,474	61,222	4%	196,971	200,091	(2%)
Depreciation and amortization	50,694	56,951	(11%)	152,522	169,157	(10%)

Operating income (loss)	$10,970	$(21,604)	151%	$9,910	$(62,368)	116%

Three Months

International outdoor revenue increased $13.7 million during the third quarter of 2010 compared to the same period of 2009. Revenue growth from all of our advertising inventory categories, particularly street furniture, and across most countries was partially offset by the exit from the business in Greece. Foreign exchange movements negatively impacted revenues by $12.5 million.

Direct operating expenses decreased $14.8 million during the third quarter of 2010 compared to the same period of 2009, primarily from a $9.4 million decrease from movements in foreign exchange and a $4.7 million decline in site-lease expenses as a result of cost savings from our restructuring program and the exit from the business in Greece. SG&A expenses increased $2.3 million during the third quarter of 2010 compared to the same period of 2009 primarily from increased selling costs associated with the increase in revenue, partially offset by a $2.5 million decrease from movements in foreign exchange.

Depreciation and amortization decreased $6.3 million during the third quarter of 2010 compared to the same period of 2009 primarily as a result of assets that became fully amortized during 2009.

Nine Months

International outdoor revenue increased $40.6 million during the first nine months of 2010 compared to the same period of 2009, primarily as a result of revenue growth from street furniture across most countries and included a $3.4 million increase from movements in foreign exchange. Partially offsetting the increase was the exit from businesses in Greece and India.

Direct operating expenses decreased $12.0 million during the first nine months of 2010 compared to the same period of 2009, primarily as a result of a $16.6 million decline in site-lease expenses associated with cost savings from our restructuring program and the exit from the business in Greece, partially offset by a $1.2 million increase from movements in foreign exchange. SG&A expenses decreased $3.1 million during the first nine months of 2010 compared to the same period of 2009, primarily as a result of a $4.5 million decrease in business tax related to a change in French tax law, partially offset by higher compensation expense associated with the increase in revenue.

Depreciation and amortization decreased $16.6 million during the first nine months of 2010 compared to the same period of 2009 primarily as a result of assets that became fully amortized during 2009.

Reconciliation of Segment Operating Income (Loss) to Consolidated Operating Income (Loss)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Radio broadcasting	$234,938	$202,549	$610,667	$461,583
Americas outdoor advertising	84,440	63,583	181,848	150,941
International outdoor advertising	10,970	(21,604)	9,910	(62,368)
Other	3,275	(8,535)	(484)	(41,700)
Impairment charges	—	—	—	(4,041,252)
Other operating income (expense) - net	(29,559)	1,403	(22,523)	(33,007)
Corporate expenses	(82,968)	(81,765)	(215,812)	(183,422)

Consolidated operating income (loss)	$221,096	$155,631	$563,606	$(3,749,225)

Share-Based Compensation Expense

We do not have any compensation plans under which we grant stock awards to employees. Our employees receive equity awards from CCMH’s equity incentive plans.

The following table details amounts related to share-based compensation expense for the three and nine months ended September 30, 2010 and 2009, respectively:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Radio broadcasting	$1,746	$2,070	$5,252	$6,208
Americas outdoor advertising	2,207	1,775	6,553	5,971
International outdoor advertising	658	537	1,953	1,806
Corporate	3,732	4,834	11,209	14,537

Total share-based compensation expense	$8,343	$9,216	$24,967	$28,522

Additionally, CCMH recorded compensation expense of $6.0 million in “Corporate expenses” related to shares tendered by Mark P. Mays to CCMH on August 23, 2010 for purchase at $36.00 per share pursuant to a put option included in his amended employment agreement.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights our cash flow activities during the nine months ended September 30, 2010 and 2009, respectively.

Cash Flows

(In thousands)	Nine Months Ended September 30,
	2010	2009
Cash provided by (used for):
Operating activities	$316,542	$10,102
Investing activities	$(165,339)	$(67,019)
Financing activities	$(334,363)	$1,191,841

Operating Activities

The increase in cash flows from operations in the first nine months of 2010 compared to the same period of 2009 was primarily driven by improved profitability, including a 5% increase in revenue and a 3% decrease in direct operating and SG&A expenses. Our cash paid for interest increased $6.2 million and we received $132.3 million in Federal income tax refunds.

Investing Activities

Cash used for investing activities during the first nine months of 2010 primarily reflected capital expenditures of $169.4 million. We spent $21.6 million for capital expenditures in our Radio segment, $70.6 million in our Americas outdoor segment primarily related to the construction of new billboards, and $68.7 million in our International outdoor segment primarily related to new billboard and street furniture contracts and renewals of existing contracts. In addition, we acquired representation contracts for $10.9 million and received proceeds of $20.6 million primarily related to the sale of radio stations and assets in our Americas and International outdoor segments.

Cash used for investing activities during the first nine months of 2009 primarily reflected capital expenditures of $150.8 million. We spent $33.5 million for capital expenditures in our Radio segment, $58.1 million in our Americas outdoor segment primarily related to the construction of new billboards, and $55.9 million in our International outdoor segment primarily related to new billboard and street furniture contracts and renewals of existing contracts. We received proceeds of $41.4 million primarily related to the sale of our remaining investment in Grupo ACIR Communicaciones. In addition, we received proceeds of $40.9 million primarily related to the disposition of radio stations and corporate assets.

Financing Activities

During the first nine months of 2010, our wholly-owned subsidiary, Clear Channel Investments, Inc., repurchased $185.2 million aggregate principal amount of our senior toggle notes for $125.0 million as discussed in the Debt Repurchases and Maturities section within this MD&A. We repaid our remaining 7.65% senior notes upon maturity for $138.8 million with proceeds from our delayed draw term loan facility that was specifically designated for this purpose. In addition, CCMH repaid our remaining 4.50% senior notes upon maturity for $240.0 million with available cash on hand.

Cash provided by financing activities for the first nine months of 2009 primarily reflected a draw of remaining availability of $1.6 billion under our $2.0 billion revolving credit facility. We redeemed our $500.0 million aggregate principal amount of our 4.25% senior notes with proceeds from our $500.0 million delayed draw term loan facility that was specifically designated for this purpose. Our wholly-owned subsidiaries, CC Finco and CC Finco II, LLC, together repurchased certain of our outstanding senior notes for $300.9 million. In addition, during the first nine months of 2009, our Americas outdoor segment purchased the remaining 15% interest in our fully consolidated subsidiary, Paneles Napsa S.A., for $13.0 million and our International outdoor segment acquired an additional 5% interest in our fully consolidated subsidiary, Clear Channel Jolly Pubblicita SPA, for $12.1 million.

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

SOURCES OF CAPITAL

As of September 30, 2010 and December 31, 2009, we had the following debt outstanding, net of cash and cash equivalents:

(In millions)	September 30, 2010	December 31, 2009
Senior Secured Credit Facilities:
Term Loan Facilities	$10,885.4	$10,885.4
Revolving Credit Facility	1,842.5	1,812.5
Delayed Draw Term Loan Facilities	1,013.2	874.4
Receivables Based Facility	354.2	355.8
Secured Subsidiary Debt	5.9	5.2

Total Secured Debt	14,101.2	13,933.3

Senior Cash Pay Notes	796.3	796.3
Senior Toggle Notes	829.8	915.2
Clear Channel Senior Notes (1)	2,245.7	2,479.5
Subsidiary Senior Notes	2,500.0	2,500.0
Clear Channel Subsidiary Debt	65.5	77.7

Total Debt	20,538.5	20,702.0
Less: Cash and cash equivalents	1,700.8	1,884.0

	$18,837.7	$18,818.0

(1) Includes $665.7 million and $788.1 million at September 30, 2010 and December 31, 2009, respectively, in unamortized fair value purchase accounting discounts related to the merger.

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

Our senior secured credit facilities require us to comply on a quarterly basis with a financial covenant limiting the ratio of our consolidated secured debt, net of cash and cash equivalents, to our consolidated adjusted EBITDA for the preceding four quarters. Our secured debt consists of our senior secured credit facilities, the receivables-based credit facility and certain other secured subsidiary debt. Our consolidated adjusted EBITDA for the preceding four quarters of $1.7 billion is calculated as operating income for the period before depreciation, amortization, and other operating income (expense) – net, plus impairment charges and non-cash compensation for the period, and is further adjusted for certain items, including: (i) an increase for expected cost savings (limited to $100.0 million in any twelve month period) of $54.3 million; (ii) an increase of $13.8 million for cash received from nonconsolidated affiliates; (iii) an increase of $51.3 million for non-cash items; (iv) an increase of $94.1 million related to restructuring charges and other costs/expenses; and (v) an increase of $13.1 million for various other items. The maximum ratio under this financial covenant is currently set at 9.5:1 and becomes more restrictive over time beginning in the second quarter of 2013. At September 30, 2010, our ratio was 7.1:1.

Disposition of Assets

On October 15, 2010, Clear Channel Outdoor Holdings, Inc., our subsidiary, transferred its interest in its Branded Cities operations to its joint venture partner, The Ellman Companies. The long-lived tangible and intangible assets of the Branded Cities operations were transferred for less than their carrying values in connection with this transaction. In connection with this subsequent event, we recorded a non-cash charge in the third quarter of 2010 of approximately $23.6 million in “Other operating income (expense) – net” to present these assets at their estimated fair values as of September 30, 2010.

During the three months ended September 30, 2010, our International outdoor segment sold its outdoor advertising business in India, resulting in a loss of $3.7 million included in “Other operating income (expense) – net.” In addition, we sold three radio stations and recorded a loss of $0.9 million in “Other operating income (expense) – net” during the nine months ended September 30, 2010.

USES OF CAPITAL

Debt Repurchases and Maturities

During the first nine months of 2010, Clear Channel Investments, Inc. (“CC Investments”), our indirect wholly-owned subsidiary, repurchased certain of our outstanding senior toggle notes through an open market purchase as shown in the table below. Notes repurchased and held by CC Investments are eliminated in consolidation.

(In thousands)	Nine Months Ended September 30, 2010
CC Investments
Principal amount of debt repurchased	$185,185
Deferred loan costs and other	104
Gain recorded in “Other income (expense) – net”	(60,289)

Cash paid for repurchases of long-term debt	$125,000

On July 16, 2010, we made the election to pay interest on the senior toggle notes entirely in cash, effective for the interest period commencing August 1, 2010.

During the first nine months of 2010, we repaid our remaining 7.65% senior notes upon maturity for $138.8 million, including $5.1 million of accrued interest, with proceeds from our delayed draw term loan facility that was specifically designated for this purpose. Also during the first nine months of 2010, CCMH repaid our remaining 4.50% senior notes upon maturity for $240.0 million with available cash on hand.

Certain Relationships with the Sponsors

We are party to a management agreement with certain affiliates of Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018. These arrangements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses. For the three and nine months ended September 30, 2010, we recognized management fees and reimbursable expenses of $4.4 million and $13.0 million, respectively. For the three and nine months ended September 30, 2009, we recognized management fees and reimbursable expenses of $6.1 million and $15.6 million, respectively.

Commitments, Contingencies and Guarantees

As a result of our election to pay cash interest on the senior toggle notes, our contractual obligation to make a payment on August 1, 2013 will be reduced to $57.4 million, assuming the cash interest election remains in effect for the remaining term of the notes, compared to the $486.1 million disclosed in the schedule of Commitments, Contingencies and Guarantees in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

SEASONALITY

Typically, our Radio broadcasting, Americas outdoor and International outdoor segments experience their lowest financial performance in the first quarter of the calendar year, with International outdoor historically experiencing a loss from operations in that period. Our Radio broadcasting and Americas outdoor segments historically experience consistent performance for the remainder of the calendar year. Our International outdoor segment typically experiences its strongest performance in the second and fourth quarters of the calendar year. We expect this trend to continue in the future.

MARKET RISK

Interest Rate Risk

A significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. At September 30, 2010, we had interest rate swap agreements with a $6.0 billion aggregate notional amount that effectively fix interest rates on a portion of our floating rate debt. The fair value of these agreements at September 30, 2010 was a liability of $249.4 million. At September 30, 2010, approximately 38% of our aggregate principal amount of long-term debt, taking into consideration debt for which we have entered into pay-fixed-rate-receive-floating-rate swap agreements, bears interest at floating rates.

Assuming the current level of borrowings and interest rate swap contracts and assuming a 30% change in LIBOR, our interest expense for the three and nine months ended September 30, 2010 would have changed by approximately $1.6 million and $4.7 million, respectively.

On October 29, 2010, $3.5 billion of our interest rate swaps matured. The remaining interest rate swap is scheduled to mature in 2013.

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

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate. We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have increased our net loss for the three and nine months ended September 30, 2010 by approximately $1.6 million and $2.5 million, respectively, and that a 10% decrease in the value of the U.S. dollar relative to foreign currencies would have decreased our net loss by a corresponding amount.

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

NEW ACCOUNTING PRONOUNCEMENTS

In August 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This ASU amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and became effective upon issuance. The adoption of ASU No. 2010-21 will not have a material impact on our financial position or results of operations.

In August 2010, the FASB issued ASU No. 2010-22, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. This ASU amends various SEC paragraphs and became effective upon issuance. The adoption of ASU No. 2010-22 will not have a material impact on our financial position or results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the

Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We and a subsidiary of ours are co-defendants with Live Nation (which was spun off as an independent company in December 2005) in 22 putative class actions filed beginning in May 2006 by different named plaintiffs in various district courts throughout the country. These actions generally allege that the defendants monopolized or attempted to monopolize the market for “live rock concerts” in violation of Section 2 of the Sherman Act. Plaintiffs claim that they paid higher ticket prices for defendants’ “rock concerts” as a result of defendants’ conduct. They seek damages in an undetermined amount. On April 17, 2006, the Judicial Panel for Multidistrict Litigation centralized these class action proceedings in the Central District of California. On March 2, 2007, plaintiffs filed motions for class certification in five “template” cases involving five regional markets: Los Angeles, Boston, New York, Chicago and Denver. Defendants opposed that motion and, on October 22, 2007, the district court issued its decision certifying the class for each regional market. On February 20, 2008, defendants filed a Motion for Reconsideration of the Class Certification Order, which is still pending. Plaintiffs filed a Motion for Approval of the Class Notice Plan on September 25, 2009, but the Court denied the Motion as premature and ordered the entire case stayed until the 9th Circuit issues its en banc opinion in Dukes v. Wal-Mart, 509 F.3d 1168 (9th Cir. 2007), a case that may change the standard for granting class certification in the 9th Circuit. On April 26, 2010, the 9th Circuit issued its opinion adopting a new class certification standard which will require district courts to resolve Rule 23 factual disputes that overlap with the merits of the case. In response, the defendants asked the court to set a hearing date for argument on our Motion for Reconsideration of the Class Certification Order. On July 30, 2010, Plaintiffs filed a motion to lift the stay of proceedings in the case. On October 13, 2010 the district court granted plaintiffs’ request to lift the stay and denied defendants’ motion to reconsider the decision to grant class certification. The court also ordered the parties to meet and confer on a joint stipulation for proceeding with class notification and discovery. In the Master Separation and Distribution Agreement between us and Live Nation that was entered into in connection with the spin-off of Live Nation in December 2005, Live Nation agreed, among other things, to assume responsibility for legal actions existing at the time of, or initiated after, the spin-off in which we are a defendant if such actions relate in any material respect to the business of Live Nation. Pursuant to the Agreement, Live Nation also agreed to indemnify us with respect to all liabilities assumed by Live Nation, including those pertaining to the claims discussed above.

On or about July 12, 2006, two of our operating businesses (L&C Outdoor Ltda. and Publicidad Klimes Sao Paulo Ltda.) in the Sao Paulo, Brazil market received notices of infraction from the state taxing authority, seeking to impose a value added tax (“VAT”) on such businesses, retroactively for the period from December 31, 2001 through January 31, 2006. The taxing authority contends that our businesses fall within the definition of “communication services” and as such are subject to the VAT. The aggregate amount of tax initially claimed to be owed by both businesses equals approximately $69.4 million, comprised of approximately $20.2 million in taxes, approximately $40.2 million in penalty and approximately $9.0 million in interest (as of September 30, 2010 at an exchange rate of 0.59). In addition, the taxing authorities are seeking to impose an additional aggregate amount of interest on the tax and penalty amounts until the initial tax, penalty and interest are paid of approximately $39.3 million (as of September 30, 2010 at an exchange rate of 0.59). The aggregate amount of additional interest accrues daily at an interest rate promulgated by the Brazilian government, which at September 30, 2010 is equal to approximately $1.85 million per month.

We have filed petitions to challenge the imposition of this tax against each of our businesses, which are proceeding separately. Our challenge for L&C Outdoor Ltda. was unsuccessful at the first administrative level, but successful at the second administrative level. The state taxing authority filed an appeal to the next administrative level, which required consideration by a full panel of 16 administrative law judges. On September 27, 2010, we received an unfavorable ruling from this final administrative level and intend to appeal this ruling to the judicial level. We have filed a petition to have the case remanded to the second administrative level for consideration of the amount of the penalty assessed against us. Our challenge for Publicidad Klimes Sao Paulo Ltda. was unsuccessful at the first administrative level, and denied at the second administrative level on or about September 24, 2009. The case is now pending before the third administrative level.

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

CLEAR CHANNEL COMMUNICATIONS, INC.

November 8, 2010	/s/ Scott D. Hamilton
Scott D. Hamilton Chief Accounting Officer