Form 10-K
period 2010-12-31
CLEAR CHANNEL COMMUNICATIONS INC
filed 2011-02-14
CIK 739708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010,

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Pursuant to the terms of its bond indentures, the registrant is a voluntary filer of reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, and has filed all such reports as required by its bond indentures during the preceding 12 months. The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K as, among other things, all of the registrant’s equity securities are owned indirectly by CC Media Holdings, Inc., which is a reporting company under the Securities Exchange Act of 1934 and which has filed with the SEC all materials required to be filed pursuant to Section 13, 14 or 15(d) thereof, and the registrant is therefore filing this Form 10-K with a reduced disclosure format.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    YES  ☐    NO  ☒

The registrant has no voting or nonvoting equity held by non-affiliates.

On February 11, 2011, there were 500,000,000 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CLEAR CHANNEL COMMUNICATIONS, INC.

INDEX TO FORM 10-K

		Page Number
PART I.

Item 1.	Business	1

Item 1A.	Risk Factors	12

Item 1B.	Unresolved Staff Comments	20

Item 2.	Properties	21

Item 3.	Legal Proceedings	23

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25

Item 6.	Selected Financial Data	26

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	59

Item 8.	Financial Statements and Supplementary Data	60

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	124

Item 9A.	Controls and Procedures	124

Item 9B.	Other Information	126

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)	127

Item 11.	Executive Compensation (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)	127

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)	127

Item 13.	Certain Relationships and Related Transactions, and Director Independence (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)	127

Item 14.	Principal Accounting Fees and Services	127

PART IV.

Item 15.	Exhibits and Financial Statement Schedules	128

PART I

ITEM 1. Business

Introduction

As permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), the financial statements and related footnotes included in Item 6 and Item 8 of Part II of this Annual Report on Form 10-K are those of Clear Channel Capital I, LLC (“Clear Channel Capital I”), the direct parent of Clear Channel Communications, Inc., a Texas corporation (“Clear Channel” or the “Subsidiary Issuer”), and contain certain footnote disclosures regarding the financial information of Clear Channel and Clear Channel’s domestic wholly-owned subsidiaries that guarantee certain of Clear Channel’s outstanding indebtedness. All other financial information and other data and information contained in this Annual Report on Form 10-K is that of Clear Channel, unless otherwise indicated. Accordingly, all references in Part I, references in Item 5 of Part II through Item 7A of Part II, references in Item 9 and Item 9A of Part II and all references in Part III of this Annual Report on Form 10-K to “we,” “us,” and “our” refer to Clear Channel and its consolidated subsidiaries.

Clear Channel

On November 16, 2006, Clear Channel entered into the merger agreement with an entity formed by private equity funds sponsored by Bain Capital Partners, LLC (“Bain Capital”) and Thomas H. Lee Partners, L.P. (“THL”) (together, the “Sponsors”) to effect the acquisition of Clear Channel by CC Media Holdings, Inc. (“CCMH”). Clear Channel held a special meeting of its shareholders on July 24, 2008, at which time the proposed merger was approved. On July 30, 2008, upon the satisfaction of the conditions set forth in the merger agreement, CCMH acquired Clear Channel. The acquisition was effected by the merger of an entity formed by the Sponsors, then an indirect subsidiary of CCMH, with and into Clear Channel. As a result of the merger, Clear Channel became a wholly-owned subsidiary of CCMH, held indirectly through intermediate holding companies including Clear Channel Capital I. Upon the consummation of the merger, CCMH became a public company and Clear Channel was no longer a public company.

You can find more information about us at our Internet website located at www.clearchannel.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge through our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. The contents of our website are not deemed to be part of this Annual Report on Form 10-K or any of our other filings with the SEC.

Our principal executive offices are located at 200 East Basse Road, San Antonio, Texas 78209 (telephone: 210-822-2828).

Our Business Segments

We are a diversified media company with three reportable business segments: Radio Broadcasting, or Radio; Americas Outdoor Advertising, or Americas outdoor; and International Outdoor Advertising, or International outdoor. Approximately half of our revenue is generated from our Radio Broadcasting segment. The remaining half is comprised of our Americas Outdoor Advertising business segment and our International Outdoor Advertising business segment, as well as Katz Media Group (“Katz Media”), a full-service media representation firm, and other support services and initiatives.

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

For more information about our revenue, gross profit and assets by segment and our revenue and long-lived assets by geographic area, see Note 16 to our Consolidated Financial Statements located in Item 8 of Part II of this Annual Report on Form 10-K.

Radio Broadcasting

We are the largest radio broadcaster in the United States (based on revenues). As of December 31, 2010, we owned 892 domestic radio stations servicing approximately 150 U.S. markets, including 47 of the top 50 markets and 89 of the top 100 markets. Our portfolio of stations offers a broad assortment of programming formats, including adult contemporary, country, contemporary hit radio, rock, urban and oldies, among others, to a total weekly listening base of almost 120 million individuals based on Arbitron National Regional Database figures for the Spring 2010 ratings period. In addition to our radio broadcasting business, we operate Premiere Radio Networks, a national radio network that produces, distributes or represents approximately 90 syndicated radio programs, serves nearly 5,800 radio station affiliates and has over 213 million weekly listeners. Some of our more popular syndicated programs include Rush Limbaugh, Jim Rome, Steve Harvey, Ryan Seacrest and Delilah.

Strategy

Our radio broadcasting strategy centers on providing effective programming, offering a wide range of services, and contributing to the local communities in which we operate. We believe that by serving the needs of local communities, we will be able to grow listenership and deliver target audiences to advertisers. Our radio broadcasting strategy also focuses on consistently improving the ongoing operations of our stations through effective programming, promotion, marketing, distribution, sales, and cost management.

Drive Local and National Advertising. We intend to drive growth in our radio business through effective programming, new and better solutions for large national advertisers and agencies, key relationships with advertisers and improvement of our national sales team. We seek to maximize revenue by closely managing on-air inventory of advertising time and adjusting prices to local market conditions. We operate price and yield information systems, which provide detailed inventory information. These systems enable our station managers and sales directors to adjust commercial inventory and pricing based on local market demand, as well as to manage and monitor different commercial durations (60 second, 30 second, 15 second and five second) in order to provide more effective advertising for our customers at what we believe are optimal prices given market conditions.

Continue to Enhance the Radio Listener Experience. We will continue to focus on enhancing the radio listener experience by offering a wide variety of compelling content. Our investments in radio programming over time have created a collection of leading on-air talent. For example, our Premiere Radio Network offers more than 90 syndicated radio programs and services for nearly 5,800 radio station affiliates across the United States. Our distribution platform allows us to attract top talent and more effectively utilize programming, sharing the best and most compelling content across many stations.

Deliver Content via New Distribution Technologies. We are continually expanding content choices for our listeners, including utilization of new distribution technologies such as HD radio, streaming audio, mobile and other distribution channels. Some examples of these initiatives are as follows:

•

HD Radio. HD radio enables crystal clear reception, data services and new applications. Further, HD radio allows for many more stations, providing greater variety of content which we believe will enable advertisers to target consumers more effectively. The capabilities of HD radio will potentially permit us to participate in commercial download services.

•

Streaming Audio. We provide streaming audio via the Internet, mobile and other digital platforms and, accordingly, have increased listener reach and developed new listener applications as well as new advertising capabilities. We estimate that more than twelve million people visit Clear Channel Radio Online each month, with more than 750 stations streaming online. We rank among the top streaming networks in the U.S. with regards to Average Active Sessions (“AAS”), Session Starts (“SS”) and Average Time Spent Listening (“ATSL”) according to Ando Media. AAS and SS measure the level of activity while ATSL measures the ability to keep the audience engaged.

•

Mobile. We have pioneered mobile applications such as the iheartradio smart phone application, which allows listeners to use their smart phones to interact directly with stations, find titles/artists, request songs and download station wallpapers. In addition, iheartradio is often in the top ten for free music application downloads on both Blackberry and iPhone.

Sources of Revenue

Our Radio Broadcasting segment generated 49%, 49% and 48% of our revenue in 2010, 2009, and 2008, respectively. The primary source of revenue in our Radio Broadcasting segment is the sale of commercial spots on our radio stations for local, regional and national advertising. Our local advertisers cover a wide range of categories, including consumer services, retailers, entertainment, health and beauty products, telecommunications, automotive and media. Our contracts with our advertisers generally provide for a term that extends for less than a one-year period. We also generate additional revenues from network compensation, the Internet, air traffic, events and other miscellaneous transactions. These other sources of revenue supplement our traditional advertising revenue without increasing on-air-commercial time.

Each radio station’s local sales staff solicits advertising directly from local advertisers or indirectly through advertising agencies. Our ability to produce commercials that respond to the specific needs of our advertisers helps to build local direct advertising relationships. Regional advertising sales are also generally realized by our local sales staff. To generate national advertising sales, we engage one of our units, Katz Media, which specializes in soliciting radio advertising sales on a national level for Clear Channel Radio and other radio companies. National sales representatives such as Katz Media obtain advertising principally from advertising agencies located outside the station’s market and receive commissions based on advertising sold (see “Media Representation”).

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

Competition

Our stations compete for listeners and advertising revenues directly with other radio stations within their respective markets, as well as with other advertising media, including satellite radio, broadcast and cable television, print media, outdoor advertising, direct mail, the Internet and other forms of advertisement. In addition, the radio broadcasting industry is subject to competition from services that use new media technologies that are being developed or have already been introduced, such as Internet-based media and satellite-based digital radio services. Such services reach national and regional audiences with multi-channel, multi-format, digital radio services.

Radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group. By building a strong brand identity with a targeted listener base consisting of specific demographic groups in each of our markets, we are able to attract advertisers seeking to reach those listeners.

Radio Stations

As of December 31, 2010, we owned 260 AM and 632 FM domestic radio stations, of which 149 stations were in the 25 largest U.S. markets. Radio broadcasting is subject to the jurisdiction of the Federal Communications Commission (“FCC”) under the Communications Act of 1934, as amended (the “Communications Act”). The FCC grants us licenses in order to operate our radio stations. Additional information regarding the location of our radio stations can be found within Item 2 of Part I of this Annual Report on Form 10-K.

Radio Networks

In addition to radio stations, our Radio Broadcasting segment includes Premiere Radio Networks, a national radio network that produces, distributes or represents more than 90 syndicated radio programs and services for more than 5,800 radio station affiliates. Our broad distribution platform enables us to attract and retain top programming talent. Some of our more popular syndicated programs include Rush Limbaugh, Jim Rome, Steve Harvey, Ryan Seacrest and Delilah. We believe recruiting and retaining top talent is an important component of the success of our radio networks.

We also own various sports, news and agriculture networks serving Alabama, California, Colorado, Florida, Georgia, Iowa, Kentucky, Missouri, Ohio, Oklahoma, Pennsylvania, Tennessee and Virginia.

International Radio Investments

We own a 50% equity interest in the Australian Radio Network, which has broadcasting operations in Australia and New Zealand and which we account for under the equity method of accounting.

Americas Outdoor Advertising

We are the largest outdoor advertising company in the Americas (based on revenue), which includes the United States, Canada and Latin America. Approximately 89% of our 2010 revenue in our Americas Outdoor Advertising segment was derived from the United States. We own or operate approximately 188,000 displays in our Americas segment and have operations in 49 of the 50 largest markets in the United States, including all of the 20 largest markets.

Our Americas outdoor assets consist of billboards, street furniture and transit displays, airport displays, mall displays, and wallscapes and other spectaculars, which we own or operate under lease management agreements. Our Americas outdoor advertising business is focused on urban markets with dense populations.

Strategy

We seek to capitalize on our Americas outdoor network and diversified product mix to maximize revenue. In addition, by sharing best practices among our business segments, we believe we can quickly and effectively replicate our successes in other markets in which we operate. Our outdoor strategy also focuses on leveraging our diversified product mix and long-standing presence in many of our existing markets, which provides us with the platform to launch new products and test new initiatives in a reliable and cost-effective manner.

Drive Outdoor Media Spending. Given the attractive industry fundamentals of outdoor media and our depth and breadth of relationships with both local and national advertisers, we believe we can drive outdoor advertising’s share of total media spending by utilizing our dedicated national sales team to highlight the value of outdoor advertising relative to other media. Outdoor advertising only represented 3% of total dollars spent on advertising in the United States in 2009. We have made and continue to make significant investments in research tools that enable our clients to better understand how our displays can successfully reach their target audiences and promote their advertising campaigns. Also, we are working closely with clients, advertising agencies and other diversified media companies to develop more sophisticated systems that will provide improved audience metrics for outdoor advertising. For example, we have implemented the EYES ON audience measurement system which: (1) separately reports audiences for each of the nearly 400,000 units of inventory across the industry in the United States, (2) reports those audiences using the same demographics available and used by other media permitting reach and frequency measures, (3) provides the same audience measures across more than 200 markets, and (4) reports which advertisement is most likely to be seen. We believe that measurement systems such as EYES ON will further enhance the attractiveness of outdoor advertising for both existing clients and new advertisers and further foster outdoor media spending growth.

Continue to Deploy Digital Billboards. Digital outdoor advertising provides significant advantages over traditional outdoor media. Our electronic displays are linked through centralized computer systems to instantaneously and simultaneously change advertising copy on a large number of displays, allowing us to sell more slots to advertisers. The ability to change copy by time of day and quickly change messaging based on advertisers’ needs creates additional flexibility for our customers. The advantages of digital allow us to penetrate new accounts and categories of advertisers as well as serve a broader set of needs for existing advertisers. We expect this trend to continue as we increase our quantity of digital inventory. As of December 31, 2010, we have deployed a total of 615 digital displays in 36 markets in the United States.

Sources of Revenue

Americas Outdoor Advertising generated 22%, 22% and 21% of our revenue in 2010, 2009 and 2008, respectively. Americas Outdoor Advertising revenue is derived from the sale of advertising copy placed on our display inventory. Our display inventory consists primarily of billboards, street furniture displays and transit displays. The margins on our billboard contracts tend to be higher than those on contracts for other displays, due to their greater size, impact and location along major roadways that are highly trafficked. Billboards comprise approximately two-thirds of our display revenues. The following table shows the approximate percentage of revenue derived from each category for our Americas Outdoor Advertising inventory:

	Year Ended December 31,
	2010	2009	2008
Billboards
Bulletins (1)	54%	52%	51%
Posters	13%	14%	15%
Street furniture displays	6%	5%	5%
Transit displays	15%	17%	17%
Other displays (2)	12%	12%	12%

Total	100%	100%	100%

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

•

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

•

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

Street Furniture Displays

Our street furniture displays, marketed under our global AdshelTM brand, are advertising surfaces on bus shelters, information kiosks, freestanding units and other public structures, and are primarily located in major metropolitan cities and along major commuting routes. Generally, we own the street furniture structures and are responsible for their construction and maintenance. Contracts for the right to place our street furniture displays in the public domain and sell advertising space on them are awarded by municipal and transit authorities in competitive bidding processes governed by local law. Generally, these contracts have terms ranging from 10 to 20 years. As compensation for the right to sell advertising space on our street furniture structures, we pay the municipality or transit authority a fee or revenue share that is either a fixed amount or a percentage of the revenue derived from the street furniture displays. Typically, these revenue sharing arrangements include payments by us of minimum guaranteed amounts. Client contracts for street furniture displays typically have terms ranging from four weeks to one year, and, are typically for network packages.

Transit Displays

Our transit displays are advertising surfaces on various types of vehicles or within transit systems, including on the interior and exterior sides of buses, trains, trams, and within the common areas of rail stations and airports. Similar to street furniture, contracts for the right to place our displays on such vehicles or within such transit systems and to sell advertising space on them generally are awarded by public transit authorities in competitive bidding processes or are negotiated with private transit operators. Generally, these contracts have terms ranging up to nine years. Our client contracts for transit displays generally have terms ranging from four weeks to one year.

Other Inventory

The balance of our display inventory consists of spectaculars, wallscapes and mall displays. Spectaculars are customized display structures that often incorporate video, multidimensional lettering and figures, mechanical devices and moving parts and other embellishments to create special effects. The majority of our spectaculars are located in Times Square in New York City, Dundas Square in Toronto, Fashion Show in Las Vegas, Miracle Mile in Las Vegas and across from the Target Center in Minneapolis. Client contracts for spectaculars typically have terms of one year or longer. A wallscape is a display that drapes over or is suspended from the sides of buildings or other structures. Generally, wallscapes are located in high-profile areas where other types of outdoor advertising displays are limited or unavailable. Clients typically contract for individual wallscapes for extended terms. We also own displays located within the common areas of malls on which our clients run advertising campaigns for periods ranging from four weeks to one year.

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

Advertising Inventory and Markets

As of December 31, 2010, we owned or operated approximately 188,000 displays in our Americas Outdoor Advertising segment. Our displays are located on owned land, leased land or land for which we have acquired permanent easements. The majority of the advertising structures on which our displays are mounted require permits. Permits are granted for the right to operate an advertising structure as long the structure is used in compliance with the laws and regulations of the applicable jurisdiction. Additional information regarding the location of our displays can be found within Item 2 of Part I of this Annual Report on Form 10-K.

International Outdoor Advertising

Our International Outdoor Advertising business segment includes our operations in Asia, Australia and Europe, with approximately 37% of our 2010 revenue in this segment derived from France and the United Kingdom. As of December 31, 2010, we owned or operated approximately 634,000 displays in 29 countries. Our International outdoor assets consist of street furniture and transit displays, billboards, mall displays, Smartbike schemes, wallscapes and other spectaculars, which we own or operate under lease agreements. Our International business is focused on urban markets with dense populations.

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

Capitalize on Product and Geographic Opportunities. We are also focused on growing our business internationally by working closely with our advertising customers and agencies in meeting their needs, and through new product offerings, optimization of our current display portfolio and selective investments targeting promising growth markets. We have continued to innovate and introduce new products in international markets based on local demands. Our core business is our street furniture business and that is where we plan to focus much of our investment. We plan to continue to evaluate municipal contracts that may come up for bid and will make prudent investments where we believe we can receive attractive returns. We will also continue to invest in markets such as China, Turkey and Poland, where we believe there is high growth potential.

Sources of Revenue

Our International Outdoor Advertising segment generated 25%, 26% and 27% of our revenue in 2010, 2009 and 2008, respectively. International outdoor advertising revenue is derived from the sale of advertising copy placed on our display inventory. Our International Outdoor display inventory consists primarily of billboards, street furniture displays, transit displays and other out-of-home advertising displays, such as neon displays. The following table shows the approximate percentage of revenue derived from each inventory category of our International Outdoor Advertising segment:

	Year Ended December 31,
	2010	2009	2008
Billboards (1)	30%	32%	35%
Street furniture displays	42%	40%	38%
Transit displays	8%	8%	9%
Other (2)	20%	20%	18%

Total	100%	100%	100%

(1)	Includes revenue from spectaculars and neon displays.

(2)	Includes advertising revenue from mall displays, other small displays, and non-advertising revenue from sales of street furniture equipment, cleaning and maintenance services, operation of Smartbike schemes and production revenue.

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

Billboards

The sizes of our International billboards are not standardized. The billboards vary in both format and size across our networks, with the majority of our International billboards being similar in size to our posters used in our Americas outdoor business (30-sheet and 8-sheet displays). Our International billboards are sold to clients as network packages with contract terms typically ranging from one to two weeks. Long-term client contracts are also available and typically have terms of up to one year. We lease the majority of our billboard sites from private landowners. Billboards include our spectacular and neon displays. Defi Group SAS, our International neon subsidiary, is a global provider of neon signs with approximately 318 displays in more than 16 countries worldwide. Client contracts for International neon displays typically have terms of approximately five years.

Street Furniture Displays

Our International street furniture displays are substantially similar to their Americas street furniture counterparts, and include bus shelters, freestanding units, various types of kiosks, benches and other public structures. Internationally, contracts with municipal and transit authorities for the right to place our street furniture in the public domain and sell advertising on such street furniture typically provide for terms ranging from 10 to 15 years. The major difference between our International and Americas street furniture businesses is in the nature of the municipal contracts. In our International Outdoor business, these contracts typically require us to provide the municipality with a broader range of urban amenities such as bus shelters with or without advertising panels, information kiosks and public wastebaskets, as well as space for the municipality to display maps or other public information. In exchange for providing such urban amenities and display space, we are authorized to sell advertising space on certain sections of the structures we erect in the public domain. Our International street furniture is typically sold to clients as network packages, with contract terms ranging from one to two weeks. Client contracts are also available with terms of up to one year.

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

Other International Inventory and Services

The balance of our revenue from our International Outdoor Advertising segment consists primarily of advertising revenue from mall displays, other small displays and non-advertising revenue from sales of street furniture equipment, cleaning and maintenance services and production revenue. Internationally, our contracts with mall operators generally have terms ranging from five to ten years and client contracts for mall displays generally have terms ranging from one to two weeks, but are available for periods up to six months. Our International inventory includes other small displays that are counted as separate displays since they form a substantial part of our network and International Outdoor Advertising revenue. We also have a bike rental program which provides bicycles for rent to the general public in several municipalities. In exchange for providing the bike rental program, we generally derive revenue from advertising rights to the bikes, bike stations, additional street furniture displays, or fees from the local municipalities. Several of our International markets sell equipment or provide cleaning and maintenance services as part of a billboard or street furniture contract with a municipality.

Competition

The international outdoor advertising industry is fragmented, consisting of several larger companies involved in outdoor advertising, such as JC Decaux and CBS, as well as numerous smaller and local companies operating a limited number of display faces in a single or a few local markets. We also compete with other advertising media in our respective markets, including broadcast and cable television, radio, print media, direct mail, the Internet and other forms of advertisement.

Outdoor companies compete primarily based on ability to reach consumers, which is driven by location of the display.

Advertising Inventory and Markets

As of December 31, 2010, we owned or operated approximately 634,000 displays in our International segment. Additional information regarding the location of our displays can be found within Item 2 of Part I of this Annual Report on Form 10-K.

Other

The other category includes our media representation firm as well as other general support services and initiatives which are ancillary to our other businesses.

Media Representation

We own Katz Media, a full-service media representation firm that sells national spot advertising time for clients in the radio and television industries throughout the United States. As of December 31, 2010, Katz Media represents approximately 3,900 radio stations, approximately one-fifth of which are owned by us, as well as approximately 900 digital properties. Katz Media also represents approximately 600 television and digital multicast stations.

Katz Media generates revenue primarily through contractual commissions realized from the sale of national spot and online advertising. National spot advertising is commercial airtime sold to advertisers on behalf of radio and television stations. Katz Media represents its media clients pursuant to media representation contracts, which typically have terms of up to ten years in length.

Employees

As of January 21, 2011, we had approximately 15,036 domestic employees and 5,247 international employees, of which approximately 19,215 were in operations and approximately 1,068 were in corporate related activities. Approximately 398 of our employees in the United States and approximately 342 of our employees outside the United States are subject to collective bargaining agreements in their respective countries. We are a party to numerous collective bargaining agreements, none of which represent a significant number of employees. We believe that our relationship with our employees is good.

Seasonality

Required information is located within Item 7 of Part II of this Annual Report on Form 10-K.

Federal Regulation of Radio Broadcasting

General

Radio broadcasting is subject to the jurisdiction of the FCC under the Communications Act. The Communications Act permits the operation of a radio broadcast station only under a license issued by the FCC upon a finding that grant of the license would serve the public interest, convenience and necessity. Among other things, the Communications Act empowers the FCC to: issue, renew, revoke and modify broadcasting licenses; assign frequency bands for broadcasting; determine stations’ frequencies, locations, power and other technical parameters; impose penalties for violation of its regulations, including monetary forfeitures and, in extreme cases, license revocation; impose annual regulatory and application processing fees; and adopt and implement regulations and policies affecting the ownership, program content, employment practices and many other aspects of the operation of broadcast stations.

License Assignments

The Communications Act prohibits the assignment of a license or the transfer of control of an FCC licensee without prior FCC approval. Applications for assignments or transfers that involve a substantial change in ownership or control are subject to a 30-day period for public comment, during which petitions to deny the application may be filed.

License Renewal

The FCC grants broadcast licenses for a term of up to eight years. The FCC will renew a license for an additional eight year term if, after consideration of the renewal application and any objections thereto, it finds that the station has served the public interest, convenience and necessity and that, with respect to the station seeking renewal, there have been no serious violations of either the Communications Act or the FCC’s rules and regulations by the licensee and no other such violations which, taken together, constitute a pattern of abuse. The FCC may grant the license renewal application with or without conditions, including renewal for a term less than eight years. The vast majority of radio licenses are renewed by the FCC. While we cannot guarantee the grant of any future renewal application, all of our stations’ licenses have historically been renewed.

Ownership Regulation

The Communications Act and FCC rules define the positions and interests of individuals and entities, known as “attributable” interests, that implicate FCC rules governing ownership of broadcast stations and other specified mass media entities. Under these rules, attributable interests generally include: officers and directors of a licensee or of its direct or indirect parent; general partners; limited partners and limited liability company members, unless properly “insulated” from management activities; a 5% or more direct or indirect voting stock interest in a corporate licensee or parent, except that, for a narrowly defined class of passive investors, the attribution threshold is a 20% or more voting stock interest; and combined equity and debt interests in excess of 33% of a licensee’s total asset value, if the interest holder provides over 15% of the licensee station’s total weekly programming, or has an attributable broadcast or newspaper interest in the same market (the “EDP Rule”). An entity that owns one or more radio stations in a market and programs more than 15% of the broadcast time, or sells more than 15% per week of the advertising time, on a radio station in the same market is generally deemed to have an attributable interest in that station.

Debt instruments, non-voting stock, minority voting stock interests in corporations having a single majority stockholder, and properly insulated limited partnership and limited liability company interests generally are not subject to attribution unless such interests implicate the EDP Rule. To the best of our knowledge at present, none of our officers, directors or 5% or greater shareholders holds an interest in another television station, radio station or daily newspaper that is inconsistent with the FCC’s ownership rules.

The FCC is required to conduct periodic reviews of its media ownership rules. In 2003, the FCC, among other actions, modified the radio ownership rules and adopted new cross-media ownership limits. The U.S. Court of Appeals for the Third Circuit initially stayed implementation of the new rules. Later, it lifted the stay as to the radio ownership rules, allowing the modified rules to go into effect. It retained the stay on the cross-media rules and remanded them to the FCC for further justification (leaving in effect separate pre-existing FCC rules governing newspaper/broadcast and radio/television cross-ownership). In December 2007, the FCC adopted a decision that revised the newspaper-broadcast cross-ownership rule but made no changes to the radio ownership or radio-television cross-ownership rules. This decision, including the determination not to relax the radio ownership limits, is the subject of a request for reconsideration and various court appeals, including by us. The FCC began its next periodic review in 2010; the proceeding is currently pending. We cannot predict the outcome of the FCC’s media ownership proceedings or their effects on our business in the future.

Irrespective of the FCC’s radio ownership rules, the Antitrust Division of the DOJ and the FTC have the authority to determine that a particular transaction presents antitrust concerns. In particular, where the proposed purchaser already owns one or more radio stations in a particular market and seeks to acquire additional radio stations in that market, the DOJ has, in some cases, obtained consent decrees requiring radio station divestitures.

The current FCC ownership rules relevant to our business are summarized below.

•

Local Radio Ownership Rule. The maximum allowable number of radio stations that may be commonly owned in a market is based on the size of the market. In the largest radio markets, defined as those with 45 or more stations, one entity may have an attributable interest in up to eight stations, not more than five of which are in the same service (AM or FM). At the other end of the scale, in radio markets with 14 or fewer stations, one entity may have an attributable interest in up to five stations, of which no more than three are in the same service, so long as the entity does not have an interest in more than 50% of all stations in the market. To apply these ownership tiers, the FCC relies on Arbitron Metro Survey Areas, where they exist, and a signal contour-overlap methodology where they do not exist. An FCC rulemaking is pending to determine how to define radio markets for stations located outside Arbitron Metro Survey Areas.

•

Newspaper-Broadcast Cross-Ownership Rule. FCC rules generally prohibit an individual or entity from having an attributable interest in a radio or television station and a daily newspaper located in the same market. In 2007, the FCC adopted a revised rule that would allow same-market newspaper/broadcast cross-ownership in certain limited circumstances. This rule is subject to a petition for reconsideration at the FCC and a pending judicial appeal.

•

Radio-Television Cross-Ownership Rule. FCC rules permit the common ownership of one television and up to seven same-market radio stations, or up to two television and six same-market radio stations, depending on the number of independent media voices in the market and on whether the television and radio components of the combination comply with the television and radio ownership limits, respectively.

Alien Ownership Restrictions

The Communications Act restricts foreign entities or individuals from owning or voting more than 20% of the equity of a broadcast licensee directly and more than 25% indirectly (i.e. through a parent company). Additionally, a broadcast license may not be held by any entity that is controlled, directly or indirectly, by a business entity more than one-fourth of whose equity is owned or voted by a foreign entity or individual. Since we serve as a holding company for FCC licensee subsidiaries, we are effectively restricted from having more than one-fourth of our stock owned or voted directly or indirectly by foreign entities or individuals.

Indecency Regulation

Federal law regulates the broadcast of obscene, indecent or profane material. Legislation enacted by Congress provides the FCC with authority to impose fines of up to $325,000 per utterance with a cap of $3.0 million for any violation arising from a single act. Several judicial appeals of FCC indecency enforcement actions are currently pending. In July 2010, the Second Circuit Court of Appeals issued a ruling in one of those appeals, in which it held the FCC’s indecency standards to be unconstitutionally vague under the First Amendment, and in November 2010 denied a petition for rehearing of that decision. In January 2011, the Second Circuit vacated the agency decision at issue in another appeal, relying on its July 2010 and November 2010 decisions. The FCC may seek further review of the November 2010 decision in the Supreme Court, and may seek further review of the January 2011 decision in the Second Circuit or the Supreme Court. The outcome of these appeals, and of other pending indecency cases, will affect future FCC policies in this area. We have received, and may receive in the future, letters of inquiry and other notifications from the FCC concerning pending complaints that programming aired on our stations contains indecent or profane language. FCC action on these complaints will be directly impacted by the outcome of the pending indecency court appeals and subsequent FCC action in response thereto.

Equal Employment Opportunity

The FCC’s rules require broadcasters to engage in broad recruitment efforts, keep a considerable amount of recruitment data and report much of this data to the FCC and to the public via stations’ public files and websites. Broadcasters are subject to random audits regarding Equal Employment Opportunity rule compliance and could be sanctioned for noncompliance.

Digital Radio

The FCC has established rules for the provision of digital radio broadcasting and has allowed radio broadcasters to convert to a hybrid mode of digital/analog operation on their existing frequencies. Recently, the FCC approved an increase in the maximum allowable power for digital FM operations, which will improve the geographic coverage of digital FM signals. It is still considering whether to place limitations on subscription services offered by digital radio broadcasters or whether to apply new public interest requirements to this service. We have commenced digital broadcasts on 509 of our stations and cannot predict the impact of this service on our business.

Technical Rules

Numerous FCC rules govern the technical operating parameters of radio stations, including permissible operating frequency, power and antenna height and interference protections between stations. Changes to these rules could negatively affect the operation of our stations. For example, Congress has recently passed legislation that eliminates certain minimum distance separation requirements between full-power and low-power FM radio stations.

Other

Congress, the FCC and other government agencies may in the future adopt new laws, regulations and policies that could affect, directly or indirectly, the operation, profitability and ownership of our broadcast stations. In addition to the regulations noted above, such matters include, for example: proposals to impose spectrum use or other fees on FCC licensees; legislation that would provide for the payment of performance royalties to artists and musicians whose music is played on our stations; changes to the political broadcasting rules, including the adoption of proposals to provide free air time to candidates; restrictions on the advertising of certain products, such as beer and wine; frequency allocation, spectrum reallocations and changes in technical rules; and the adoption of significant new programming and operational requirements designed to increase local community-responsive programming, and enhance public interest reporting requirements.

The foregoing is a brief summary of certain statutes and FCC regulations, policies and proposals thereunder. This does not comprehensively cover all current and proposed statutes, rules and policies affecting our business. Reference should be made to the Communications Act and other relevant statutes and the FCC’s rules and proceedings for further information concerning the nature and extent of Federal regulation of broadcast stations. Finally, several of the foregoing matters are now, or may become, the subject of court litigation, and we cannot predict the outcome of any such litigation or its impact on our broadcasting business.

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

Domestically, in recent years, outdoor advertising has become the subject of targeted state and municipal taxes and fees. These laws may affect prevailing competitive conditions in our markets in a variety of ways. Such laws may reduce our expansion opportunities or may increase or reduce competitive pressure from other members of the outdoor advertising industry. No assurance can be given that existing or future laws or regulations, and the enforcement thereof, will not materially and adversely affect the outdoor advertising industry. However, we contest laws and regulations that we believe unlawfully restrict our constitutional or other legal rights and may adversely impact the growth of our outdoor advertising business.

Federal law, principally the Highway Beautification Act (“HBA”) regulates outdoor advertising on Federal-Aid Primary, Interstate and National Highway Systems roads within the United States (“controlled roads”). The HBA regulates the size and placement of billboards, requires the development of state standards, mandates a state’s compliance program, promotes the expeditious removal of illegal signs and requires just compensation for takings.

To satisfy the HBA’s requirements, all states have passed billboard control statutes and regulations that regulate, among other things, construction, repair, maintenance, lighting, height, size, spacing and the placement and permitting of outdoor advertising structures. We are not aware of any state that has passed control statutes and regulations less restrictive than the prevailing federal requirements, including the requirement that an owner remove any non-grandfathered, non-compliant signs along the controlled roads, at the owner’s expense and without compensation.

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

As part of their billboard control laws, state and local governments regulate the construction of new signs. Some jurisdictions prohibit new construction, some jurisdictions allow new construction only to replace existing structures and some jurisdictions allow new construction subject to the various restrictions discussed above. In certain jurisdictions, restrictive regulations also limit our ability to relocate, rebuild, repair, maintain, upgrade, modify or replace existing legal non-conforming billboards. While these regulations set certain limits on the construction of new outdoor advertising displays, they also benefit established companies, including us, by creating barriers to entry and by protecting the outdoor advertising industry against an oversupply of inventory.

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

Other important outdoor advertising regulations include the Intermodal Surface Transportation Efficiency Act of 1991 (currently known as “SAFETEA-LU”), the Bonus Act/Bonus Program, the 1995 Scenic Byways Amendment and various increases or implementations of property taxes, billboard taxes and permit fees.

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

International regulations have a significant impact on the outdoor advertising industry and our business. International regulation of the outdoor advertising industry can vary by municipality, region and country but generally limits the size, placement, nature and density of out-of-home displays. Other regulations may limit the subject matter and language of out-of-home displays.

ITEM 1A. Risk Factors

Risks Related to Our Business

Our results have been in the past, and could be in the future, adversely affected by deteriorations in economic conditions

The risks associated with our businesses become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising. Expenditures by advertisers tend to be cyclical, reflecting economic conditions and budgeting and buying patterns. The recent global economic downturn resulted in a decline in advertising and marketing by our customers, which resulted in a decline in advertising revenues across our businesses. This reduction in advertising revenues had an adverse effect on our revenue, profit margins, cash flow and liquidity. Although we believe that global economic conditions are improving, if they do not continue to improve or if they deteriorate again, global economic conditions may once again adversely impact our revenue, profit margins, cash flow and liquidity. Furthermore, because a significant portion of our revenue is derived from local advertisers, our ability to generate revenues in specific markets is directly affected by local and regional conditions, and regional economic declines also may adversely impact our results. In addition, even in the absence of a downturn in general economic conditions, an individual business sector or market may experience a downturn, causing it to reduce its advertising expenditures, which may also adversely impact our results.

Our consolidated revenue increased $313.8 million during 2010 compared to 2009. However, primarily as a result of the recent global economic downturn, our consolidated revenue decreased $1.14 billion during 2009 compared to 2008. This decrease in 2009 was experienced by each of our Radio, Americas outdoor and International outdoor segments.

We performed impairment tests on our goodwill and other intangible assets during the fourth quarter of 2010 and recorded non-cash impairment charges of $15.4 million primarily related to a specific outdoor market for which the unfavorable impact of litigation has resulted in the impairment of certain advertising structures and declines in revenue. Additionally, we performed impairment tests in 2008 and 2009 on our indefinite-lived assets and goodwill and, as a result of the global economic downturn and the corresponding reduction in our revenues, we recorded non-cash impairment charges of $5.3 billion and $4.1 billion, respectively. Although we believe we have made reasonable estimates and used appropriate assumptions to calculate the fair value of our licenses, billboard permits and reporting units, it is possible a material change could occur. If actual market conditions and operational performance for the respective reporting units underlying the intangible assets were to deteriorate, or if facts and circumstances change that would more likely than not reduce the estimated fair value of the indefinite-lived assets or goodwill for these reporting units below their adjusted carrying amounts, we may also be required to recognize additional impairment charges in future periods, which could have a material impact on our financial condition and results of operations.

If we need additional cash to fund our working capital, debt service, capital expenditures or other funding requirements, we may not be able to access the credit markets

Our primary source of liquidity is cash flow from operations, which improved during 2010 but was adversely impacted by the decline in our advertising revenues during 2008 and 2009 as a result of the global economic downturn. Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand as well as cash flow from operations will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months. However, our ability to fund our working capital needs, debt service and other obligations and to comply with the financial covenant under our financing agreements depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond our control. If our future operating performance does not meet our expectation or our plans materially change in an adverse manner or prove to be materially inaccurate, we may need additional financing. In addition, the purchase price of possible acquisitions, capital expenditures for deployment of digital billboards and/or other strategic initiatives could require additional indebtedness or equity financing on our part. Adverse securities and credit market conditions, such as those experienced during 2008 and 2009, could significantly affect the availability of equity or credit financing. Consequently, there can be no assurance that such financing, if permitted under the terms of our financing agreements, will be available on terms acceptable to us or at all. The inability to obtain additional financing in such circumstances could have a material adverse effect on our financial condition and on our ability to meet our obligations or pursue strategic initiatives. Additional indebtedness could increase our leverage and make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures.

Downgrades in our credit ratings may adversely affect our borrowing costs, limit our financing options, reduce our flexibility under future financings and adversely affect our liquidity, and also may adversely impact our business operations

Our corporate credit ratings by Standard & Poor’s Ratings Services and Moody’s Investors Service are speculative-grade and have been downgraded and upgraded at various times during the past several years. Any reductions in our credit ratings could increase our borrowing costs, reduce the availability of financing to us or increase the cost of doing business or otherwise negatively impact our business operations.

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

•	unfavorable fluctuations in operating costs, which we may be unwilling or unable to pass through to our customers;

•

technological changes and innovations that we are unable to adopt or are late in adopting that offer more attractive advertising or listening alternatives than what we offer, which may lead to a loss of advertising customers or to lower advertising rates;

•	the impact of potential new royalties charged for terrestrial radio broadcasting, which could materially increase our expenses;

•

unfavorable shifts in population and other demographics, which may cause us to lose advertising customers as people migrate to markets where we have a smaller presence or which may cause advertisers to be willing to pay less in advertising fees if the general population shifts into a less desirable age or geographical demographic from an advertising perspective;

•	unfavorable changes in labor conditions, which may impair our ability to operate or require us to spend more to retain and attract key employees; and

•

changes in governmental regulations and policies and actions of regulatory bodies which could restrict the advertising media that we employ or restrict some or all of our customers that operate in regulated areas from using certain advertising media, or from advertising at all.

We face intense competition in the broadcasting and outdoor advertising industries

We operate in a highly competitive industry, and we may not be able to maintain or increase our current audience ratings and advertising and sales revenues. Our radio stations and outdoor advertising properties compete for audiences and advertising revenues with other radio stations and outdoor advertising companies, as well as with other media, such as newspapers, magazines, television, direct mail, iPods, smart mobile phones, satellite radio and Internet-based media, within their respective markets. Audience ratings and market shares are subject to change, which could have the effect of reducing our revenues in that market. Our competitors may develop services or advertising media that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. It also is possible that new competitors may emerge and rapidly acquire significant market share in any of our business segments. An increased level of competition for advertising dollars may lead to lower advertising rates as we attempt to retain customers or may cause us to lose customers to our competitors who offer lower rates that we are unable or unwilling to match.

Our business is dependent upon the performance of on-air talent and program hosts

We employ or independently contract with many on-air personalities and hosts of syndicated radio programs with significant loyal audiences in their respective markets. Although we have entered into long-term agreements with some of our key on-air talent and program hosts to protect our interests in those relationships, we can give no assurance that all or any of these persons will remain with us or will retain their audiences. Competition for these individuals is intense and many of these individuals are under no legal obligation to remain with us. Our competitors may choose to extend offers to any of these individuals on terms which we may be unwilling to meet. Furthermore, the popularity and audience loyalty of our key on-air talent and program hosts is highly sensitive to rapidly changing public tastes. A loss of such popularity or audience loyalty is beyond our control and could have a material adverse effect on our ability to attract local and/or national advertisers and on our revenue and/or ratings, and could result in increased expenses.

Our business is dependent on our management team and other key individuals, many of whom are new to our company and one of whom, our President and Chief Executive Officer, has announced his intention to retire

Our business is dependent upon the performance of our management team and other key individuals. A number of these individuals, including Robert W. Pittman, the new Chairman of our Media and Entertainment Platforms pursuant to a consulting agreement, Thomas W. Casey, our Chief Financial Officer, Scott D. Hamilton, our Chief Accounting Officer, and Robert H. Walls, Jr., our General Counsel, joined us in 2010, and two of our three divisional CEOs, Ronald Cooper, the Chief Executive Officer of Outdoor Americas, and William Eccleshare, the Chief Executive Officer of Outdoor International, have joined us within the last 18 months. Although we have entered into agreements with some of these and other individuals, we can give no assurance that all or any of our management team or key individuals will remain with us. Competition for these individuals is intense and many of our key employees are at-will employees who are under no legal obligation to remain with us, and may decide to leave for a variety of personal or other reasons beyond our control.

In June 2010, Mark P. Mays announced his decision to retire as our President and Chief Executive Officer and asked our Board of Directors to initiate a search for his replacement. We have been actively searching for a replacement but, to date, have not identified his successor. In January 2011, Mr. Mays informed us that he would step down as President and Chief Executive Officer on the earlier of the date that his successor joins the Company or March 31, 2011.

While Mr. Mays has indicated his desire to continue to serve as the Chairman of our Board of Directors and to remain actively involved with us in that capacity, if we are unable to identify a suitable candidate to succeed him as President and Chief Executive Officer, if any other senior members of our management or key individuals decide to leave us in the future, or if we are not successful in attracting, motivating and retaining other key employees, our business could be adversely affected.

New technologies may increase competition with our broadcasting operations

Our radio broadcasting business faces increasing competition from new technologies, such as broadband wireless, satellite radio and audio broadcasting by cable television systems, as well as new consumer products, such as portable digital audio players and smart mobile phones. These new technologies and alternative media platforms compete with our radio stations for audience share and advertising revenues. The FCC also has approved new technologies for use in the radio broadcasting industry, including the terrestrial delivery of digital audio broadcasting, which significantly enhances the sound quality of radio broadcasts. We are unable to predict the effect that such technologies and related services and products will have on our broadcasting operations, but the capital expenditures necessary to implement such technologies could be substantial. We cannot assure that we will continue to have the resources to acquire new technologies or to introduce new services to compete with other new technologies or services, and other companies employing such new technologies or services could increase competition with our businesses.

Extensive current government regulation, and future regulation, may limit our broadcasting operations or adversely affect our business and financial results

Congress and several federal agencies, including the FCC, extensively regulate the domestic broadcasting industry. For example, the FCC could impact our profitability by imposing large fines on us if, in response to pending complaints, it finds that we broadcast indecent programming. Additionally, we cannot be sure that the FCC will approve renewal of the licenses we must have in order to operate our stations. Nor can we be assured that our licenses will be renewed without conditions and for a full term. The non-renewal, or conditioned renewal, of a substantial number of our FCC licenses, could have a materially adverse impact on our operations. Furthermore, possible changes in interference protections, spectrum allocations and other technical rules may negatively affect the operation of our stations. For example, Congress has recently passed legislation that eliminates certain minimum distance separation requirements between full-power and low-power FM radio stations. In addition, Congress and the FCC have considered, and may in the future consider and adopt, new laws, regulations and policies that could, directly or indirectly, have an adverse effect on our business operations and financial performance. In particular, Congress is considering legislation that would impose an obligation upon all U.S. broadcasters to pay performing artists a royalty for use of their sound recordings (this would be in addition to payments already made by broadcasters to owners of musical work rights, such as songwriters, composers and publishers). We cannot predict whether this or other legislation affecting our radio broadcasting business will be adopted. Such legislation could have a material impact on our operations and financial results.

Government regulation of outdoor advertising may restrict our outdoor advertising operations

U.S. federal, state and local regulations have a significant impact on the outdoor advertising industry and our business. One of the seminal laws is the HBA, which regulates outdoor advertising on the 306,000 miles of Federal-Aid Primary, Interstate and National Highway Systems. The HBA regulates the size and location of billboards, mandates a state compliance program, requires the development of state standards, promotes the expeditious removal of illegal signs and requires just compensation for takings. Construction, repair, maintenance, lighting, upgrading, height, size, spacing, the location and permitting of billboards and the use of new technologies for changing displays, such as digital displays, are regulated by federal, state and local governments. From time to time, states and municipalities have prohibited or significantly limited the construction of new outdoor advertising structures. Changes in laws and regulations affecting outdoor advertising at any level of government, including laws of the foreign jurisdictions in which we operate, could have a significant financial impact on us by requiring us to make significant expenditures or otherwise limiting or restricting some of our operations. Due to such regulations, it has become increasingly difficult to develop new outdoor advertising locations.

From time to time, certain state and local governments and third parties have attempted to force the removal of our displays under various state and local laws, including zoning ordinances, permit enforcement, condemnation and amortization. Amortization is the attempted forced removal of legal non-conforming billboards (billboards which conformed with applicable laws and regulations when built, but which do not conform to current laws and regulations) or the commercial advertising placed on such billboards after a period of years. Pursuant to this concept, the governmental body asserts that just compensation is earned by continued operation of the billboard over time. Amortization is prohibited along all controlled roads and generally prohibited along non-controlled roads. Amortization has, however, been upheld along non-controlled roads in limited instances where provided by state and local law. Other regulations limit our ability to rebuild, replace, repair, maintain and upgrade non-conforming displays. In addition, from time to time third parties or local governments assert that we own or operate displays that either are not properly permitted or otherwise are not in strict compliance with applicable law. For example, recent court rulings have upheld regulations in the City of New York that have impacted our displays in certain areas within the city. Although the number of our billboards from which we have been required to remove commercial advertising as a result of these regulations is immaterial, from time to time in the future we may be required to remove billboards for alleged noncompliance with regulations. Such regulations and allegations have not had a material impact on our results of operations to date, but if we are increasingly unable to resolve such allegations or obtain acceptable arrangements in circumstances in which our displays are subject to removal, modification or amortization, or if there occurs an increase in such regulations or their enforcement, our operating results could suffer.

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

Doing business in foreign countries exposes us to certain risks not found when doing business in the United States

Doing business in foreign countries carries with it certain risks that are not found when doing business in the United States. The risks of doing business in foreign countries that could result in losses against which we are not insured include:

•	exposure to local economic conditions;

•	potential adverse changes in the diplomatic relations of foreign countries with the United States;

•	hostility from local populations;

•	the adverse effect of foreign exchange controls;

•	government policies against businesses owned by foreigners;

•	investment restrictions or requirements;

•	expropriations of property;

•	the potential instability of foreign governments;

•	the risk of insurrections;

•	risks of renegotiation or modification of existing agreements with governmental authorities;

•	difficulties collecting receivables and otherwise enforcing contracts with governmental agencies and others in some foreign legal systems;

•	withholding and other taxes on remittances and other payments by subsidiaries;

•	changes in tax structure and level; and

•	changes in laws or regulations or the interpretation or application of laws or regulations.

In addition, because we own assets in foreign countries and derive revenues from our International operations, we may incur currency translation losses due to changes in the values of foreign currencies and in the value of the U.S. dollar. We cannot predict the effect of exchange rate fluctuations upon future operating results.

Our international operations involve contracts with, and regulation by, foreign governments. We operate in many parts of the world that experience government corruption to some degree. Although we have policies and procedures in place that are designed to promote legal and regulatory compliance (including with respect to the U.S. Foreign Corrupt Practices Act and the United Kingdom Bribery Act 2010), our employees, subcontractors and agents could take actions that violate applicable anticorruption laws or regulations. Violations of these laws, or allegations of such violations, could have a material adverse effect on our business, financial position and results of operations.

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

Future acquisitions and other strategic transactions could pose risks

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

Additional acquisitions by us of radio stations and outdoor advertising properties may require antitrust review by federal antitrust agencies and may require review by foreign antitrust agencies under the antitrust laws of foreign jurisdictions. We can give no assurances that the U.S. Department of Justice (“DOJ”), the Federal Trade Commission or foreign antitrust agencies will not seek to bar us from acquiring additional radio stations or outdoor advertising properties in any market where we already have a significant position. The DOJ actively reviews proposed acquisitions of outdoor advertising properties and radio broadcasting assets. In addition, the antitrust laws of foreign jurisdictions will apply if we acquire international outdoor properties or radio broadcasting properties. Further, radio station acquisitions by us are subject to FCC approval. Such acquisitions must comply with the Communications Act and FCC regulatory requirements and policies, including with respect to the number of broadcast facilities in which a person or entity may have an ownership or attributable interest, in a given local market, and the level of interest that may be held by a foreign individual or entity. The FCC’s media ownership rules remain subject to ongoing agency and court proceedings. Future changes could restrict our ability to acquire new radio stations.

Our cost savings initiatives may not be entirely successful

In the fourth quarter of 2008, CCMH initiated a restructuring program targeting a reduction in fixed costs through renegotiations of lease agreements, workforce reductions, the elimination of overlapping functions and other cost savings initiatives. We incurred restructuring and other expenses under the program, and have incurred additional such expenses during 2010. We may incur additional expenses through ongoing cost-saving initiatives in the future. No assurance can be given that anticipated cost savings will be achieved in the timeframe expected or at all, or for how long any cost savings will persist.

Significant equity investors control us and may have conflicts of interest with us in the future

Private equity funds sponsored by or co-investors with Bain Capital and THL indirectly own a majority of our outstanding capital stock and will exercise control over matters requiring approval of our shareholder and Board of Directors. The directors elected by THL and Bain Capital will have significant authority to effect decisions affecting our capital structure, the incurrence of additional indebtedness, and the implementation of stock repurchase programs.

Additionally, THL and Bain Capital are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. One or more of the entities advised by or affiliated with THL or Bain Capital may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as entities advised by or affiliated with THL and Bain Capital directly or indirectly own a significant amount of the voting power of our capital stock, even if such amount is less than 50%, THL and Bain Capital will continue to be able to strongly influence or effectively control our decisions.

Risks Related to Our Indebtedness

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful

We have substantial amounts of indebtedness. At December 31, 2010, we had $20.6 billion of total indebtedness outstanding, including (i) $13.7 billion aggregate principal amount outstanding under our senior secured credit facilities, which obligations mature at various dates from 2014 through 2016; (ii) $384.2 million outstanding under our receivables based facility, which matures in 2014; (iii) $796.3 million and $829.8 million outstanding under our senior cash pay notes and senior toggle notes, respectively, which mature in August 2016; (iv) $2.3 billion outstanding under our senior notes, net of $623.3 million in unamortized discounts; (v) $2.5 billion aggregate principal amount outstanding of subsidiary senior notes, which mature in 2017; and (vi) $67.8 million outstanding under other unsecured senior debt and long-term obligations. This large amount of indebtedness could have negative consequences for us, including, without limitation:

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

•	limiting our ability to adjust to changing economic, business and competitive conditions;

•	requiring us to defer planned capital expenditures, reduce discretionary spending, sell assets, restructure existing indebtedness or defer acquisitions or other strategic opportunities;

•	limiting our ability to refinance any of our indebtedness or increasing the cost of any such financing in any downturn in our operating performance or decline in general economic conditions;

•	making us more vulnerable to an increase in interest rates, a downturn in our operating performance or a decline in general economic conditions; and

•	making us more susceptible to changes in credit ratings, which could impact our ability to obtain financing in the future and increase the cost of such financing.

If compliance with our debt obligations materially hinders our ability to operate our business and adapt to changing industry conditions, we may lose market share, our revenue may decline and our operating results may suffer. The terms of our credit facilities and other indebtedness allow us, under certain conditions, to incur further indebtedness, including secured indebtedness, which heightens the foregoing risks.

Our ability to make scheduled payments on our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to take any of these actions, and these actions may not be successful or permit us to meet our scheduled debt service obligations. Furthermore, these actions may not be permitted under the terms of our existing or future debt agreements.

Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If we cannot make scheduled payments on our indebtedness we will be in default under one or more of our debt agreements and, as a result we could be forced into bankruptcy or liquidation.

Because we derive a substantial portion of operating income from our subsidiaries, our ability to repay our debt depends upon the performance of our subsidiaries and their ability to dividend or distribute funds to us.

We derive a substantial portion of operating income from our subsidiaries. As a result, our cash flow and the ability to service our indebtedness depend on the performance of our subsidiaries and the ability of those entities to distribute funds to us. We cannot assure you that our subsidiaries will be able to, or be permitted to, pay to us the amounts necessary to service our debt.

The documents governing our indebtedness contain restrictions that limit our flexibility in operating our business

Our material financing agreements, including our credit agreements and indentures, contain various covenants restricting, among other things, our ability to:

•	make acquisitions or investments;

•	make loans or otherwise extend credit to others;

•	incur indebtedness or issue shares or guarantees;

•	create security;

•	sell, lease, transfer or dispose of assets;

•	merge or consolidate with other companies; and

•	make a substantial change to the general nature of our business.

In addition, under our senior secured credit facilities we are required to comply with certain affirmative covenants and certain specified financial covenants and ratios. For instance, our senior secured credit facilities require us to comply on a quarterly basis with a financial covenant limiting the ratio of our consolidated secured debt, net of cash and cash equivalents, to our consolidated EBITDA (as defined under the terms of our senior secured credit facilities) for the preceding four quarters.

The restrictions contained in our credit agreements and indentures could affect our ability to operate our business and may limit our ability to react to market conditions or take advantage of potential business opportunities as they arise. For example, such restrictions could adversely affect our ability to finance our operations, make strategic acquisitions, investments or alliances, restructure our organization or finance our capital needs. Additionally, our ability to comply with these covenants and restrictions may be affected by events beyond our control. These include prevailing economic, financial and industry conditions. If we breach any of these covenants or restrictions, we could be in default under the agreements governing our indebtedness, and as a result we would be forced into bankruptcy or liquidation.

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

•	the impact of the geopolitical environment;

•	industry conditions, including competition;

•	fluctuations in operating costs;

•	technological changes and innovations;

•	changes in labor conditions;

•	legislative or regulatory requirements;

•	capital expenditure requirements;

•	fluctuations in exchange rates and currency values;

•	the outcome of pending and future litigation;

•	changes in interest rates;

•	taxes;

•	shifts in population and other demographics;

•	access to capital markets and borrowed indebtedness;

•	the risk that we may not be able to integrate the operations of recently acquired companies successfully;

•	the risk that our cost savings initiatives may not be entirely successful or that any cost savings achieved from those initiatives may not persist; and

•	certain other factors set forth in our other filings with the Securities and Exchange Commission.

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

As noted above, as of December 31, 2010, we owned 892 radio stations and owned or leased approximately 822,000 outdoor advertising display faces in various markets throughout the world. Therefore, no one property is material to our overall operations. We believe that our properties are in good condition and suitable for our operations.

The following table provides the number of radio stations and outdoor displays in our markets in our Radio Broadcasting and Americas Outdoor Advertising segments, respectively.

Market	Arbitron Market Rank(1)	Number of Stations	DMA® Market Rank(2)	Number of Displays
New York, NY	1	5	1	2,607
Los Angeles, CA	2	8	2	9,984
Chicago, IL	3	7	3	11,709
San Francisco, CA	4	7	6	10,104
Dallas-Ft. Worth, TX	5	6	5	17,571
Houston-Galveston, TX	6	6	10	3,036
Atlanta, GA	7	6	8	2,527
Philadelphia, PA	8	6	4	5,285
Washington, DC	9	5	9	3,202
Boston, MA	10	4	7	2,924
Detroit, MI	11	7	11	587
Miami-Ft. Lauderdale-Hollywood, FL	12	7	16	5,313
Seattle-Tacoma, WA	13	7	13	6,233

Market	Arbitron Market Rank(1)	Number of Stations	DMA® Market Rank(2)	Number of Displays(5)
Phoenix, AZ	15	8	12	9,151
Minneapolis-St. Paul, MN	16	7	15	1,893
San Diego, CA	17	7	28	756
Nassau-Suffolk (Long Island), NY	18	2	*	*
Denver-Boulder, CO	19	8	17	1,156
Tampa-St. Petersburg-Clearwater, FL	20	8	14	2,319
St. Louis, MO	21	6	21	323
Baltimore, MD	22	4	26	1,909
Portland, OR	23	7	22	1,141
Charlotte-Gastonia-Rock Hill, NC-SC	24	5	23	12
Pittsburgh, PA	25	6	24	93
Riverside-San Bernardino, CA	26	6	*	*
Sacramento, CA	27	6	20	2,610
Cincinnati, OH	28	6	33	12
Cleveland, OH	29	6	18	3,329
Salt Lake City-Ogden-Provo, UT	30	6	32	65
San Antonio, TX	31	7	37	6,991
Kansas City, KS	32	0	31	1,174
Las Vegas, NV	33	3	42	1,176
San Jose, CA	34	2	¥	¥
Orlando, FL	35	7	19	3,765
Columbus, OH	36	7	34	1,818
Austin, TX	37	5	44	134
Milwaukee-Racine, WI	38	6	35	6,034
Indianapolis, IN	39	3	27	3,243
Providence-Warwick-Pawtucket, RI	41	4	*	*
Raleigh-Durham, NC	42	4	25	1,814
Norfolk-Virginia Beach-Newport News, VA	43	4	43	379
Nashville, TN	44	5	29	732
Greensboro-Winston Salem-High Point, NC	45	5	47	751
Jacksonville, FL	46	6	49	956
Oklahoma City, OK	47	6	45	49
West Palm Beach-Boca Raton, FL	48	6	38	624
Memphis, TN	49	7	48	1,708
Hartford-New Britain-Middletown, CT	50	4	30	667
Louisville, KY	a	a	50	159
Greenville-Spartanburg, SC	a	a	36	91
Grand Rapids, MI	a	a	41	290
Albuquerque, NM	a	a	46	1,180
Harrisburg-Lebanon-Carlisle, PA	a	a	39	176
Various U.S. Cities	51-100	236	51-100	14,393
Various U.S. Cities	101-150	95	101-150	3,890
Various U.S. Cities	151-200	101	151-200	2,119
Various U.S. Cities	201-300	114	201+	63
Various U.S. Cities	unranked	76	N/A	N/A
Non-U.S. Markets	N/A	N/A	N/A	27,897

Total (3)(4)		892		188,124

*	Represents markets where outdoor advertising is not operated.
a	Represents radio markets whose Arbitron ranking is above 51.
¥	The San Jose market is combined with the San Francisco market for outdoor advertising ranking purposes.

(1)	Radio markets are ranked according to Arbitron Rankings as of Fall 2010.

(2)	Americas Outdoor Advertising markets are ranked by designated market area (“DMA®”) regional ranking. DMA® is a registered trademark of Nielsen Media Research, Inc.

(3)	Excluded from the 892 radio stations owned by us are two radio stations programmed pursuant to a local marketing agreement (FCC license not owned by us). Also excluded are radio stations in Australia and New Zealand. We own a 50% equity interest in the Australian Radio Network which has radio broadcasting operations in both of these markets.

(4)	Included in the total are stations that were placed in a trust in order to bring the merger into compliance with the FCC’s media ownership rules. We have divested certain stations in the past and will continue to divest these stations as required.

(5)	Included in transit displays in our Americas Outdoor Advertising markets is our airport advertising business which offers products such as traditional static wall displays, visitor information centers, and other digital products including LCD screens and touch screen kiosks. Our digital products provide multiple display opportunities unlike our traditional static wall displays. Each of the digital display opportunities is counted as a unique display in the table.

The following table sets forth certain selected information with regard to our International outdoor advertising inventory, which are listed in descending order according to 2010 revenue contribution:

International Markets	Total Displays	International Markets	Total Displays
France	121,902	Holland	6,508
United Kingdom	56,512	Finland	14,947
China	70,869	Poland	7,262
Italy	52,422	Baltic States/Russia	14,489
Australia/New Zealand	19,603	Singapore	3,801
Spain	33,422	Romania	154
Sweden	106,888	Hungary	30
Switzerland	17,691	Germany	37
Belgium	24,070	Austria	12
Denmark	34,054	Portugal	12
Norway	23,849	Czech Republic	6
Turkey	15,350	United Arab Emirates	1

Ireland	9,874	Total International Displays	633,765

ITEM 3. Legal Proceedings

We currently are involved in certain legal proceedings arising in the ordinary course of business and, as required, have accrued an estimate of the probable costs for the resolution of these claims. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. Additionally, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our financial condition or results of operations.

We and a subsidiary of ours are co-defendants with Live Nation (which was spun off as an independent company in December 2005) in 22 putative class actions filed beginning in May 2006 by different named plaintiffs in various district courts throughout the country. These actions generally allege that the defendants monopolized or attempted to monopolize the market for “live rock concerts” in violation of Section 2 of the Sherman Act. Plaintiffs claim that they paid higher ticket prices for defendants’ “rock concerts” as a result of defendants’ conduct. They seek damages in an undetermined amount. On April 17, 2006, the Judicial Panel for Multidistrict Litigation centralized these class action proceedings in the Central District of California. On March 2, 2007, plaintiffs filed motions for class certification in five “template” cases involving five regional markets: Los Angeles, Boston, New York, Chicago and Denver. Defendants opposed that motion and, on October 22, 2007, the district court issued its decision certifying the class for each regional market. On February 20, 2008, defendants filed a Motion for Reconsideration of the Class Certification Order, which is still pending. Plaintiffs filed a Motion for Approval of the Class Notice Plan on September 25, 2009, but the Court denied the Motion as premature and ordered the entire case stayed until the 9th Circuit issues its en banc opinion in Dukes v. Wal-Mart, 509 F.3d 1168 (9th Cir. 2007), a case that may change the standard for granting class certification in the 9th Circuit. On April 26, 2010, the 9th Circuit issued its opinion adopting a new class certification standard which will require district courts to resolve Rule 23 factual disputes that overlap with the merits of the case. In response, the defendants asked the court to set a hearing date for argument on our Motion for Reconsideration of the Class Certification Order. On July 30, 2010, Plaintiffs filed a motion to lift the stay of proceedings in the case. On October 13, 2010 the district court granted plaintiffs’ request to lift the stay and denied defendants’ motion to reconsider the decision to grant class certification. The court also ordered the parties to meet and confer on a joint stipulation for proceeding with class notification and discovery. On November 2, 2010, Live Nation filed a motion for leave to appeal the court’s Order Denying Reconsideration and Lifting the Stay on the Case. Plaintiffs filed their opposition on November 8, 2010, and Live Nation filed its reply on November 12, 2010. The parties are in the process of negotiating a discovery schedule. On January 4, 2011, the court denied our request for leave to file an appeal. In the Master Separation and Distribution Agreement between us and Live Nation that was entered into in connection with the spin-off of Live Nation in December 2005, Live Nation agreed, among other things, to assume responsibility for legal actions existing at the time of, or initiated after, the spin-off in which we are a defendant if such actions relate in any material respect to the business of Live Nation. Pursuant to the Agreement, Live Nation also agreed to indemnify us with respect to all liabilities assumed by Live Nation, including those pertaining to the claims discussed above.

On or about July 12, 2006 and April 12, 2007, two of our operating businesses (L&C Outdoor Ltda. (“L&C”) and Publicidad Klimes Sao Paulo Ltda. (“Klimes”), respectively) in the Sao Paulo, Brazil market received notices of infraction from the state taxing authority, seeking to impose a value added tax (“VAT”) on such businesses, retroactively for the period from December 31, 2001 through January 31, 2006. The taxing authority contends that our businesses fall within the definition of “communication services” and as such are subject to the VAT.

We have filed petitions to challenge the imposition of this tax against each of our businesses, which are proceeding separately. Our challenge for L&C was unsuccessful at the first administrative level, but successful at the second administrative level. The state taxing authority filed an appeal to the third and final administrative level, which required consideration by a full panel of 16 administrative law judges. On September 27, 2010, we received an unfavorable ruling at this final administrative level concluding that the VAT applied to L&C and intend to appeal this ruling to the judicial level. We have filed a petition to have the case remanded to the second administrative level for consideration of the reasonableness of the amount of the penalty assessed against us. The amounts allegedly owed by L&C are approximately $9.3 million in taxes, approximately $18.6 million in penalties and approximately $25.8 million in interest (as of December 31, 2010 at an exchange rate of .58).

Our challenge for Klimes was unsuccessful at the first administrative level, and denied at the second administrative level on or about September 24, 2009. On January 5, 2011, the administrative law judges at the third administrative level published a ruling that the VAT applies to Klimes as well but did reduce the penalty assessed by the state taxing authority. With the penalty reduction, the amounts allegedly owed by Klimes are approximately $10.5 million in taxes, approximately $5.2 million in penalties and approximately $16.1 million in interest (as of December 31, 2010 at an exchange rate of ..58). In mid-January 2011, the taxing authority filed an extraordinary appeal to the third administrative level, asking that it reconsider the decision to reduce the penalty assessed against Klimes. The president of the third administrative level must decide whether to accept that appeal before it can proceed. Based on our review of the law in similar cases in other Brazilian states, we have not accrued any costs related to these claims and believe the occurrence of loss is not probable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for our stock. Clear Channel Capital I directly owns all of our issued and outstanding stock. All of Clear Channel Capital I’s issued and outstanding equity interests are directly owned by Clear Channel Capital II, LLC, and all of the issued and outstanding equity interests of Clear Channel Capital II, LLC are owned by CCMH. All equity interests in CCMH are owned, directly or indirectly, by the Sponsors and their co-investors, public investors and certain employees of CCMH and its subsidiaries, including certain executive officers and directors.

Dividend Policy

We have not paid cash dividends on the shares of our common stock since the merger and our ability to pay dividends is subject to restrictions should we seek to do so in the future. Our debt financing arrangements include restrictions on our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sources of Capital.”

Sales of Unregistered Securities

We did not sell any equity securities during 2010 that were not registered under the Securities Act of 1933.

Purchases of Equity Securities

We did not purchase any of our equity securities during the fourth quarter of 2010.

ITEM 6. Selected Financial Data

As permitted by the rules and regulations of the SEC, the financial statements and related footnotes included in Item 6 and Item 8 of Part II of this Annual Report on Form 10-K are those of Clear Channel Capital I, LLC (“Clear Channel Capital I”), the direct parent of Clear Channel Communications, Inc., a Texas corporation (“Clear Channel” or “Subsidiary Issuer”), and contain certain footnote disclosures regarding the financial information of Clear Channel and Clear Channel’s domestic wholly-owned subsidiaries that guarantee certain of Clear Channel’s outstanding indebtedness. All other financial information and other data and information contained in this Annual Report on Form 10-K is that of Clear Channel, unless otherwise indicated. Accordingly, all references in Item 6 and Item 7 of this Annual Report on Form 10-K to “we,” “us” and “our” refer to Clear Channel and its consolidated subsidiaries.

The following tables set forth our and Clear Channel Capital I’s summary historical consolidated financial and other data as of the dates and for the periods indicated. The summary historical financial data are derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected for future periods. Acquisitions and dispositions impact the comparability of the historical consolidated financial data reflected in this schedule of Selected Financial Data.

The summary historical consolidated financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto located within Item 8 of Part II of this Annual Report on Form 10-K. The statement of operations for the year ended December 31, 2008 is comprised of two periods: post-merger and pre-merger. We applied purchase accounting adjustments to the opening balance sheet on July 31, 2008 as the merger occurred at the close of business on July 30, 2008. The merger resulted in a new basis of accounting beginning on July 31, 2008. For additional discussion regarding the pre-merger and post-merger periods, please refer to the consolidated financial statements located within Item 8 of Part II of this Annual Report on Form 10-K.

(In thousands)	For the Years Ended December 31,
	2010	2009	2008	2007 (1)	2006
	Post-Merger	Post-Merger	Combined	Pre-Merger	Pre-Merger
Results of Operations Data:
Revenue	$5,865,685	$5,551,909	$6,688,683	$6,921,202	$6,567,790
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,442,167	2,583,263	2,904,444	2,733,004	2,532,444
Selling, general and administrative expenses (excludes depreciation and amortization)	1,509,692	1,466,593	1,829,246	1,761,939	1,708,957
Corporate expenses (excludes depreciation and amortization)	284,042	253,964	227,945	181,504	196,319
Depreciation and amortization	732,869	765,474	696,830	566,627	600,294
Merger expenses	—	—	155,769	6,762	7,633
Impairment charges (2)	15,364	4,118,924	5,268,858	—	—
Other operating income (expense) – net	(16,710)	(50,837)	28,032	14,113	71,571

Operating income (loss)	864,841	(3,687,146)	(4,366,377)	1,685,479	1,593,714
Interest expense	1,533,341	1,500,866	928,978	451,870	484,063
Gain (loss) on marketable securities	(6,490)	(13,371)	(82,290)	6,742	2,306
Equity in earnings (loss) of nonconsolidated affiliates	5,702	(20,689)	100,019	35,176	37,845
Other income (expense) – net	46,455	679,716	126,393	5,326	(8,593)

Income (loss) before income taxes and discontinued operations	(622,833)	(4,542,356)	(5,151,233)	1,280,853	1,141,209
Income tax benefit (expense)	159,980	493,320	524,040	(441,148)	(470,443)

Income (loss) before discontinued operations	(462,853)	(4,049,036)	(4,627,193)	839,705	670,766
Income from discontinued operations, net (3)	—	—	638,391	145,833	52,678

Consolidated net income (loss)	(462,853)	(4,049,036)	(3,988,802)	985,538	723,444
Less amount attributable to noncontrolling interest	16,236	(14,950)	16,671	47,031	31,927

Net income (loss) attributable to the Company	$(479,089)	$(4,034,086)	$(4,005,473)	$938,507	$691,517

	Pre-Merger
	For the Seven Months Ended July 30,	For the Years Ended December 31,
	2008	2007(1)	2006
Net income (loss) per common share:
Basic:
Income (loss) attributable to the Company before discontinued operations	$0.80	$1.59	$1.27
Discontinued operations	1.29	0.30	0.11

Net income (loss) attributable to the Company	$2.09	$1.89	$1.38

Diluted:
Income (loss) attributable to the Company before discontinued operations	$0.80	$1.59	$1.27
Discontinued operations	1.29	0.29	0.11

Net income (loss) attributable to the Company	$2.09	$1.88	$1.38

Dividends declared per share	$—	$0.75	$0.75

(In thousands)	As of December 31,
	2010	2009	2008	2007 (1)	2006
Balance Sheet Data:	Post-Merger	Post-Merger	Post-Merger	Pre-Merger	Pre-Merger
Current assets	$3,622,658	$3,658,845	$2,066,555	$2,294,583	$2,205,730
Property, plant and equipment – net, including discontinued operations	3,145,554	3,332,393	3,548,159	3,215,088	3,236,210
Total assets	17,479,867	18,047,101	21,125,463	18,805,528	18,886,455
Current liabilities	2,118,064	1,544,136	1,845,946	2,813,277	1,663,846
Long-term debt, net of current maturities	19,739,617	20,303,126	18,940,697	5,214,988	7,326,700
Member’s interest (deficit)/ shareholders’ equity	(7,204,686)	(6,844,738)	(2,916,231)	9,233,851	8,391,733

(1)	Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, codified in ASC 740-10. In accordance with the provisions of ASC 740-10, the effects of adoption were accounted for as a cumulative-effect adjustment recorded to the balance of retained earnings on the date of adoption. The adoption of ASC 740-10 resulted in a decrease of $0.2 million to the January 1, 2007 balance of “Retained deficit”, an increase of $101.7 million in “Other long term-liabilities” for unrecognized tax benefits and a decrease of $123.0 million in “Deferred income taxes”.

(2)	We recorded non-cash impairment charges of $15.4 million during 2010. We also recorded non-cash impairment charges of $4.1 billion in 2009 and $5.3 billion in 2008 as a result of the global economic downturn which adversely affected advertising revenues across our businesses. Our impairment charges are discussed more fully in Item 8 of Part II of this Annual Report on Form 10-K.

(3)	Includes the results of operations of our television business, which we sold on March 14, 2008, and certain of our non-core radio stations.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Executive Summary

The key highlights of our business for the year ended December 31, 2010 are summarized below:

•	Consolidated revenue increased $313.8 million for the year ended December 31, 2010 compared to 2009, primarily as a result of improved economic conditions.

•

Radio revenue increased $161.7 million for the year ended December 31, 2010 compared to 2009, primarily as a result of increased average rates per minute driven by increased demand for both national and local advertising.

•	Americas outdoor revenue increased $51.9 million for the year ended December 31, 2010 compared to 2009, driven by revenue growth across our advertising inventory, particularly digital.

•

International outdoor revenue increased $48.1 million for the year ended December 31, 2010 compared to 2009, primarily as a result of increased revenue from street furniture across most countries, partially offset by a decrease from movements in foreign exchange of $10.3 million.

•

Our subsidiary, Clear Channel Investments, Inc. (“CC Investments”), repurchased $185.2 million aggregate principal amount of our senior toggle notes for $125.0 million during the year ended December 31, 2010.

•	We repaid $240.0 million upon the maturity of our 4.50% senior notes due 2010 during the year ended December 31, 2010.

•	During 2010, we repaid our remaining 7.65% senior notes upon maturity for $138.8 million with proceeds from our delayed draw term loan facility that was specifically designated for this purpose.

•	During 2010, we received $132.3 million in Federal income tax refunds.

•

On October 15, 2010, Clear Channel Outdoor Holdings, Inc. (“CCOH”), our subsidiary, transferred its interest in its Branded Cities operations to its joint venture partner, The Ellman Companies. We recorded a loss of $25.3 million in “Other operating income (expense) – net” related to the transfer.

•

We performed impairment tests on our goodwill, FCC licenses, billboard permits, and other intangible assets and recorded impairment charges of $15.4 million. Please see the notes to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for a more complete description of the impairment charges.

The key highlights of our business for the year ended December 31, 2009 are summarized below:

•	Consolidated revenue decreased $1.14 billion for the year ended December 31, 2009 compared to 2008, primarily as a result of weakness in advertising and the global economy.

•	Radio revenue declined $557.5 million for the year ended December 31, 2009 compared to 2008, primarily as a result of decreases in local and national advertising demand.

•

Americas outdoor revenue decreased $192.1 million for the year ended December 31, 2009 compared to 2008, driven by declines in bulletin, poster and transit revenues due to cancellations and non-renewals from larger national advertisers.

•

International outdoor revenue decreased $399.2 million for the year ended December 31, 2009 compared to 2008, primarily as a result of weak advertising demand across most countries. Also contributing to the decline was $118.5 million from movements in foreign exchange.

•

We recorded a $21.3 million impairment to taxi contract intangible assets in our Americas outdoor segment, a $55.0 million impairment primarily related to street furniture tangible assets and contract intangible assets in our International outdoor segment and an $11.3 million impairment related to corporate assets under ASC 360-10.

•

We performed impairment tests on our goodwill, FCC licenses, billboard permits, and other intangible assets and recorded impairment charges of $4.1 billion. We had previously recorded impairment charges of $5.3 billion as of December 31, 2008. Please see the notes to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for a more complete description of the impairment charges.

•

Our subsidiary, Clear Channel Worldwide Holdings, Inc. (“CCWH”), issued $500.0 million aggregate principal amount of Series A Senior Notes due 2017 and $2.0 billion aggregate principal amount of Series B Senior Notes due 2017.

•

Our wholly-owned subsidiaries, CC Finco, LLC, and Clear Channel Acquisition, LLC (previously known as CC Finco II, LLC), repurchased an aggregate $1.2 billion of our debt through open market repurchases, privately negotiated transactions and tenders. Cash paid to repurchase the debt was $343.5 million.

•	On December 31, 2009, our subsidiary Clear Channel Outdoor, Inc. (“CCOI”) disposed of Clear Channel Taxi Media, LLC, our taxi advertising business and recorded a loss of $20.9 million.

Format of Presentation

Management’s discussion and analysis of our results of operations and financial condition should be read in conjunction with the consolidated financial statements and related footnotes. Our discussion is presented on both a consolidated and segment basis. Our reportable operating segments are radio broadcasting (“radio” or “radio broadcasting”), which includes our national syndication business, Americas Outdoor Advertising (“Americas outdoor” or “Americas outdoor advertising”), and International Outdoor Advertising (“International outdoor” or “International outdoor advertising”). Included in the “other” segment are our media representation business, Katz Media, as well as other general support services and initiatives.

We manage our operating segments primarily focusing on their operating income, while Corporate expenses, Merger expenses, Impairment charges, Other operating income (expense) - net, Interest expense, Gain (loss) on marketable securities, Equity in earnings (loss) of nonconsolidated affiliates, Other income (expense) - net, Income tax benefit (expense) and Income (loss) from discontinued operations, net are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.

Certain Credit Agreement EBITDA Adjustments

In the fourth quarter of 2008, CCMH initiated a restructuring program targeting a reduction in fixed costs through renegotiations of lease agreements, workforce reductions, the elimination of overlapping functions and other cost savings initiatives (the “restructuring program”). This restructuring program was substantially complete as of December 31, 2010.

Our senior secured credit facilities allow us to adjust the calculation of consolidated EBITDA (as calculated in accordance with our senior secured credit facilities) for certain charges. These charges include restructuring costs of $47.3 million, $164.4 million and $95.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. In addition, certain other charges, including costs related to the closure and/or consolidation of facilities, retention charges, systems establishment costs, costs related to refinancing and acquisition and consulting fees incurred in connection with any of the foregoing, among other items, are also adjustments to the calculation of consolidated EBITDA. For the year ended December 31, 2010, we adjusted our consolidated EBITDA calculation for an additional $8.6 million. See “Sources of Capital” below for a description of the calculation of our consolidated EBITDA pursuant to the senior secured credit facilities.

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

Management looks at our radio operations’ overall revenue as well as the revenue from each type of advertising, including local advertising, which is sold predominately in a station’s local market, and national advertising, which is sold across multiple markets. Local advertising is sold by each radio station’s sales staff while national advertising is sold, for the most part, through our national representation firm. Local advertising, which is our largest source of advertising revenue, and national advertising revenues are tracked separately because these revenue streams have different sales forces and respond differently to changes in the economic environment. We periodically review and refine our selling structures in all markets in an effort to maximize the value of our offering to advertisers and, therefore, our revenue.

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

A portion of our radio segment’s expenses vary in connection with changes in revenue. These variable expenses primarily relate to costs in our sales department, such as commissions and bad debt. Our programming and general and administrative departments incur most of our fixed costs, such as talent costs, rights fees, utilities and office salaries. We incur discretionary costs in our marketing and promotions, which we primarily use in an effort to maintain and/or increase our audience share. Lastly, we have incentive systems in each of our departments which provide for bonus payments based on specific performance metrics, including ratings, sales levels, pricing and overall profitability.

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

Our advertising rates are based on a number of different factors including location, competition, size of display, illumination, market and gross ratings points. Gross ratings points are the total number of impressions delivered by a display or group of displays, expressed as a percentage of a market population. The number of impressions delivered by a display is measured by the number of people passing the site during a defined period of time and, in some international markets, is weighted to account for such factors as illumination, proximity to other displays and the speed and viewing angle of approaching traffic. Management typically monitors our business by reviewing the average rates, average revenue per display, or yield, occupancy, and inventory levels of each of our display types by market. In addition, because a significant portion of our advertising operations are conducted in foreign markets, primarily Europe and China, management reviews the operating results from our foreign operations on a constant dollar basis. A constant dollar basis allows for comparison of operations independent of foreign exchange movements.

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

In our International business, normal market practice is to sell space on billboards and street furniture as network packages with contract terms typically ranging from one to two weeks, compared to contract terms typically ranging from four weeks to one year in the U.S. In addition, competitive bidding for street furniture and transit display contracts, which constitute a larger portion of our International business, and a different regulatory environment for billboards, result in higher site lease cost in our International business compared to our Americas business. As a result, our margins are typically lower in our International business than in the Americas.

Our street furniture and transit display contracts with municipal agencies, the terms of which range from three to 20 years, generally require us to make upfront investments in property, plant and equipment. These contracts may also include upfront lease payments and/or minimum annual guaranteed lease payments. We can give no assurance that our cash flows from operations over the terms of these contracts will exceed the upfront and minimum required payments.

THE COMPARISON OF YEAR ENDED DECEMBER 31, 2010 TO YEAR ENDED DECEMBER 31, 2009 IS AS FOLLOWS:

(In thousands)	Years ended December 31,
	2010	2009	% Change
Revenue	$5,865,685	$5,551,909	6%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,442,167	2,583,263	(5%)
Selling, general and administrative expenses (excludes depreciation and amortization)	1,509,692	1,466,593	3%
Corporate expenses (excludes depreciation and amortization)	284,042	253,964	12%
Depreciation and amortization	732,869	765,474	(4%)
Impairment charges	15,364	4,118,924
Other operating expense – net	(16,710)	(50,837)

Operating income (loss)	864,841	(3,687,146)
Interest expense	1,533,341	1,500,866
Loss on marketable securities	(6,490)	(13,371)
Equity in earnings (loss) of nonconsolidated affiliates	5,702	(20,689)
Other income – net	46,455	679,716

Loss before income taxes	(622,833)	(4,542,356)
Income tax benefit	159,980	493,320

Consolidated net loss	(462,853)	(4,049,036)
Less amount attributable to noncontrolling interest	16,236	(14,950)

Net loss attributable to the Company	$(479,089)	$(4,034,086)

Consolidated Results of Operations

Revenue

Consolidated revenue increased $313.8 million during 2010 compared to 2009. Our radio broadcasting revenue increased $161.7 million driven by increases in both national and local advertising from average rates per minute. Americas outdoor revenue increased $51.9 million, driven by revenue increases across most of our advertising inventory, particularly digital. Our International outdoor revenue increased $48.1 million, primarily due to revenue growth from street furniture across most countries, partially offset by a $10.3 million decrease from movements in foreign exchange. Other revenue increased $61.0 million compared to the same period of 2009, primarily from stronger national advertising in our media representation business.

Direct Operating Expenses

Direct operating expenses decreased $141.1 million during 2010 compared to 2009. Our radio broadcasting direct operating expenses decreased $81.6 million, primarily from a $29.9 million decline in expenses incurred in connection with our restructuring program from which cost savings resulted in declines of $26.7 million and $11.0 million in programming expenses and compensation expenses, respectively. Americas outdoor direct operating expenses decreased $19.5 million, primarily as a result of the disposition of our taxi advertising business, partially offset by an increase in site lease expenses associated with the increase in revenue. Direct operating expenses in our International outdoor segment decreased $45.6 million, primarily as a result of a $20.4 million decline in expenses incurred in connection with our restructuring program in addition to decreased site lease expenses associated with cost savings from our restructuring program, and included an $8.2 million decrease from movements in foreign exchange.

Selling, General and Administrative (“SG&A”) Expenses

Consolidated SG&A expenses increased $43.1 million during 2010 compared to 2009. Our radio broadcasting SG&A expenses increased $47.6 million, primarily as a result of increased bonus and commission expense associated with the increase in revenue. SG&A expenses increased $16.6 million in our Americas outdoor segment, primarily as a result of increased selling and marketing costs associated with the increase in revenue in addition to the unfavorable impact of litigation. Our International outdoor SG&A expenses decreased $6.3 million, primarily as a result of a decrease in business tax related to a change in French tax law, and included a $2.3 million decrease from movements in foreign exchange.

Corporate Expenses

Corporate expenses increased $30.1 million during 2010 compared to 2009, primarily due to a $49.9 million increase in bonus expense from improved operating performance and a $53.8 million increase primarily related to headcount from centralization efforts and the expansion of corporate capabilities. Partially offsetting the 2010 increase was $23.5 million related to an unfavorable outcome of litigation recorded in 2009, a $22.6 million decrease in expenses during 2010 associated with our restructuring program and an $18.6 million decrease related to various corporate accruals.

Depreciation and Amortization

Depreciation and amortization decreased $32.6 million during 2010 compared to 2009, primarily as a result of assets in our International outdoor segment that became fully amortized during 2009. Additionally, 2009 included $8.0 million of additional amortization expense associated with the finalization of purchase price allocations to the acquired intangible assets in our Radio segment.

Impairment Charges

We performed our annual impairment test on October 1, 2010 on our goodwill, FCC licenses, billboard permits, and other intangible assets and recorded impairment charges of $15.4 million. We also performed impairment tests on our goodwill, FCC licenses, billboard permits, and other intangible assets in 2009 and recorded impairment charges of $4.1 billion. Please see the notes to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for a further description of the impairment charges.

Other Operating Expense - Net

Other operating expense of $16.7 million for 2010 primarily related to a $25.3 million loss recorded as a result of the transfer of our subsidiary’s interest in its Branded Cities business, partially offset by a $6.2 million gain on the sale of representation contracts.

The $50.8 million expense for 2009 is primarily related to a $42.0 million loss on the sale and exchange of radio stations and a $20.9 million loss on the sale of our taxi advertising business. The losses were partially offset by a $10.1 million gain on the sale of Americas and International outdoor assets.

Interest Expense

Interest expense increased $32.5 million during 2010 compared to 2009, primarily as a result of the issuance of $2.5 billion in subsidiary senior notes in December 2009. This increase was partially offset by decreased interest expense due to maturities of the 4.5% senior notes due January 2010, repurchases of senior toggle notes during the first quarter of 2010, repurchases of senior notes during the fourth quarter of 2009 and prepayment of $2.0 billion of term loans in December 2009. Our weighted average cost of debt for 2010 and 2009 was 6.1% and 5.8%, respectively.

Loss on Marketable Securities

The loss on marketable securities of $6.5 million and $13.4 million in 2010 and 2009, respectively, related primarily to the impairment of Independent News & Media PLC (“INM”). The fair value of INM was below cost for an extended period of time. As a result, we considered the guidance in ASC 320-10-S99 and reviewed the length of the time and the extent to which the market was less than cost and the financial condition and near-term prospects of the issuer. After this assessment, we concluded that the impairment at each date was other than temporary and recorded non-cash impairment charges to our investment in INM as noted above.

Equity in Earnings (Loss) of Nonconsolidated Affiliates

Equity in earnings of nonconsolidated affiliates increased in 2010 and was partially offset by an $8.3 million impairment of an equity investment in our International outdoor segment. Equity in loss of nonconsolidated affiliates for 2009 included a $22.9 million impairment of equity investments in our International outdoor segment in addition to a $4.0 million loss on the sale of a portion of our investment in Grupo ACIR Communicaciones (“Grupo ACIR”).

Other Income (Expense) – Net

Other income of $46.5 million in 2010 primarily related to an aggregate gain of $60.3 million on the repurchase of our senior toggle notes partially offset by a $12.8 million foreign exchange loss on the translation of short-term intercompany notes. Please refer to the “Debt Repurchases, Tender Offers, Maturities and Other” section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for additional discussion of the repurchase.

Other income of $679.7 million in 2009 relates to an aggregate gain of $368.6 million on the repurchases of certain of our senior notes and an aggregate gain of $373.7 million on the repurchases of certain of our senior toggle notes and senior cash pay notes. The gains on extinguishment of debt were partially offset by a $29.3 million loss related to loan costs associated with the $2.0 billion retirement of certain of our outstanding senior secured debt. Please refer to the “Debt Repurchases, Tender Offers, Maturities and Other” section within this MD&A for additional discussion of the repurchases and debt retirement.

Income Taxes

The effective tax rate for the year ended December 31, 2010 was 25.7% as compared to 10.9% for the year ended December 31, 2009. The effective tax rate for 2010 was impacted by our inability to benefit from tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years. In addition, we recorded a valuation allowance of $13.6 million in 2010 against deferred tax assets related to capital allowances in foreign jurisdictions due to the uncertainty of the ability to realize those assets in future periods.

The effective tax rate for 2009 was impacted by the goodwill impairment charges, which are not deductible for tax purposes, along with our inability to benefit from tax losses in certain foreign jurisdictions as discussed above.

Radio Broadcasting Results of Operations

Our radio broadcasting operating results were as follows:

(In thousands)	Years Ended December 31,		% Change
	2010	2009
Revenue	$2,898,087	$2,736,404	6%
Direct operating expenses	820,214	901,799	(9%)
SG&A expenses	981,094	933,505	5%
Depreciation and amortization	256,673	261,246	(2%)

Operating income	$840,106	$639,854	31%

Radio broadcasting revenue increased $161.7 million during 2010 compared to 2009, driven primarily by a $79.5 million increase in national advertising and a $51.0 million increase in local advertising. Average rates per minute increased during 2010 compared to 2009 as a result of improved economic conditions. Increases occurred across various advertising categories including automotive, political, food and beverage and healthcare.

Direct operating expenses during 2010 decreased $81.6 million compared to 2009, primarily from a $29.9 million decline in expenses incurred in connection with our restructuring program. Cost savings from our restructuring program resulted in declines of $26.7 million and $11.0 million in programming expenses and compensation expenses, respectively. Direct operating expenses declined further from the non-renewals of sports contracts, offset by the impact of $8.0 million associated with the finalization of purchase accounting during the first nine months of 2009. SG&A expenses increased $47.6 million, primarily as a result of a $26.6 million increase in bonus and commission expense associated with the increase in revenue in addition to a $24.1 million increase in selling and marketing expenses.

Depreciation and amortization decreased $4.6 million during 2010 compared to 2009. The 2009 results included $8.0 million of additional amortization expense associated with the finalization of purchase price allocations to the acquired intangible assets.

Americas Outdoor Advertising Results of Operations

Disposition of Taxi Business

On December 31, 2009, our subsidiary CCOI disposed of Clear Channel Taxi Media, LLC (“Taxis”), our taxi advertising business. For the year ended December 31, 2009, Taxis contributed $41.5 million in revenue, $39.8 million in direct operating expenses and $10.5 million in SG&A expenses.

Our Americas outdoor operating results were as follows:

(In thousands)	Years Ended December 31,
	2010	2009	% Change
Revenue	$1,290,014	$1,238,171	4%
Direct operating expenses	588,592	608,078	(3%)
SG&A expenses	218,776	202,196	8%
Depreciation and amortization	209,127	210,280	(1%)

Operating income	$273,519	$217,617	26%

Americas outdoor revenue increased $51.9 million during 2010 compared to 2009 as a result of revenue growth across most of our advertising inventory, particularly digital. The increase was driven by increases in both occupancy and rate. Partially offsetting the revenue increase was the decrease in revenue related to the sale of Taxis.

Direct operating expenses decreased $19.5 million during 2010 compared to 2009. The decline in direct operating expenses was due to the disposition of Taxis, partially offset by a $20.2 million increase in site-lease expenses associated with the increase in revenue. SG&A expenses increased $16.6 million as a result of a $6.3 million increase primarily related to the unfavorable impact of litigation, a $4.7 million increase in consulting costs and a $6.2 million increase primarily due to bonus and commission expenses associated with the increase in revenue, partially offset by the disposition of Taxis.

International Outdoor Advertising Results of Operations

Our International outdoor operating results were as follows:

(In thousands)	Years Ended December 31,
	2010	2009	% Change
Revenue	$1,507,980	$1,459,853	3%
Direct operating expenses	971,380	1,017,005	(4%)
SG&A expenses	275,880	282,208	(2%)
Depreciation and amortization	204,461	229,367	(11%)

Operating income (loss)	$56,259	$(68,727)

International outdoor revenue increased $48.1 million during 2010 compared to 2009, primarily as a result of revenue growth from street furniture across most countries, partially offset by the exit from the businesses in Greece and India. Foreign exchange movements negatively impacted revenue by $10.3 million.

Direct operating expenses decreased $45.6 million during 2010 compared to 2009, primarily as a result of a $20.4 million decrease in expenses incurred in connection with our restructuring program and a $15.6 million decline in site-lease expenses associated with cost savings from our restructuring program. Also contributing to the decreased expenses was the exit from the businesses in Greece and India and an $8.2 million decrease from movements in foreign exchange. SG&A expenses decreased $6.3 million during 2010 compared to 2009, primarily as a result of a $5.4 million decrease in business tax related to a change in French tax law and a $2.3 million decrease from movements in foreign exchange.

Depreciation and amortization decreased $24.9 million during 2010 compared to 2009 primarily as a result of assets that became fully amortized during 2009.

Reconciliation of Segment Operating Income (Loss) to Consolidated Operating Income (Loss)

(In thousands)	Years Ended December 31,
	2010	2009
Radio broadcasting	$840,106	$639,854
Americas outdoor advertising	273,519	217,617
International outdoor advertising	56,259	(68,727)
Other	20,716	(43,963)
Impairment charges	(15,364)	(4,118,924)
Other operating expense - net	(16,710)	(50,837)
Corporate expenses (1)	(293,685)	(262,166)

Consolidated operating income (loss)	$864,841	$(3,687,146)

(1)	Corporate expenses include expenses related to radio broadcasting, Americas outdoor, International outdoor and our other segment.

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

Our 2008 consolidated statements of operations and statements of cash flows are presented for two periods: post-merger and pre-merger. The merger resulted in a new basis of accounting beginning on July 31, 2008 and the financial reporting periods are presented as follows:

•

The period from July 31 through December 31, 2008 reflect our post-merger period. Subsequent to the acquisition, Clear Channel became an indirect, wholly-owned subsidiary of CCMH and Clear Channel Capital’s business became that of Clear Channel and its subsidiaries.

•

The period from January 1 through July 30, 2008 reflects our pre-merger period. The consolidated financial statements for the pre-merger period were prepared using the historical basis of accounting for Clear Channel. As a result of the merger and the associated purchase accounting, the consolidated financial statements of the post-merger periods are not comparable to periods preceding the merger.

The discussion in this MD&A is presented on a combined basis of the pre-merger and post-merger periods for 2008. The 2008 post-merger and pre-merger results are presented but are not discussed separately. We believe that the discussion on a combined basis is more meaningful as it allows the results of operations to be analyzed to comparable periods in 2010 and 2009.

	Post-Merger		Pre-Merger	Combined
(In thousands)	Year ended December 31, 2009	Period from July 31 through December 31, 2008	Period from January 1 through July 30, 2008	Year ended December 31, 2008	% Change
Revenue	$5,551,909	$2,736,941	$3,951,742	$6,688,683	(17%)
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,583,263	1,198,345	1,706,099	2,904,444	(11%)
Selling, general and administrative expenses (excludes depreciation and amortization)	1,466,593	806,787	1,022,459	1,829,246	(20%)
Corporate expenses (excludes depreciation and amortization)	253,964	102,276	125,669	227,945	11%
Depreciation and amortization	765,474	348,041	348,789	696,830	10%
Merger expenses	—	68,085	87,684	155,769
Impairment charges	4,118,924	5,268,858	—	5,268,858
Other operating income (expense) – net	(50,837)	13,205	14,827	28,032

Operating income (loss)	(3,687,146)	(5,042,246)	675,869	(4,366,377)
Interest expense	1,500,866	715,768	213,210	928,978
Gain (loss) on marketable securities	(13,371)	(116,552)	34,262	(82,290)
Equity in earnings (loss) of nonconsolidated affiliates	(20,689)	5,804	94,215	100,019
Other income (expense) – net	679,716	131,505	(5,112)	126,393

Income (loss) before income taxes and discontinued operations	(4,542,356)	(5,737,257)	586,024	(5,151,233)
Income tax benefit (expense)	493,320	696,623	(172,583)	524,040

Income (loss) before discontinued operations	(4,049,036)	(5,040,634)	413,441	(4,627,193)
Income (loss) from discontinued operations, net	—	(1,845)	640,236	638,391

Consolidated net income (loss)	(4,049,036)	(5,042,479)	1,053,677	(3,988,802)
Amount attributable to noncontrolling interest	(14,950)	(481)	17,152	16,671

Net income (loss) attributable to the Company	$(4,034,086)	$(5,041,998)	$1,036,525	$(4,005,473)

Consolidated Results of Operations

Revenue

Our consolidated revenue decreased $1.14 billion during 2009 compared to 2008 as a result of the economic downturn. Revenue declined $557.5 million during 2009 compared to 2008 from our radio business associated with decreases in both local and national advertising. Our Americas outdoor revenue declined $192.1 million attributable to decreases in bulletin, poster and airport revenues associated with cancellations and non-renewals from larger national advertisers. Our International outdoor revenue declined $399.2 million primarily as a result of challenging advertising climates in our markets and approximately $118.5 million from movements in foreign exchange.

Direct Operating Expenses

Our consolidated direct operating expenses decreased $321.2 million during 2009 compared to 2008 as a result of cost-cutting measures and the impact of lower revenues. Our radio broadcasting direct operating expenses decreased $77.5 million primarily related to decreased compensation expense associated with cost savings from the restructuring program. Our Americas outdoor direct operating expenses decreased $39.4 million driven by decreased site-lease expenses from lower revenue and cost savings from the restructuring program. Our International outdoor business contributed $217.6 million of the overall decrease primarily from a decrease in site-lease expenses from lower revenue and cost savings from the restructuring program and $85.6 million related to movements in foreign exchange.

SG&A Expenses

Our SG&A expenses decreased $362.7 million during 2009 compared to 2008 due to lower variable expenses resulting from lower revenues, as well as cost reduction efforts. SG&A expenses in our radio broadcasting business decreased $249.1 million primarily from decreases in commission and salary expenses and decreased marketing and promotional expenses. Our Americas outdoor SG&A expenses decreased $50.7 million primarily related to a decline in commission expense. Our International outdoor SG&A expenses decreased $71.3 million primarily attributable to an overall decline in compensation and administrative expenses and $23.7 million from movements in foreign exchange.

Corporate Expenses

Corporate expenses increased $26.0 million in 2009 compared to 2008 primarily as a result of a $29.3 million increase related to the restructuring program and a $23.5 million accrual related to an unfavorable outcome of litigation concerning a breach of contract regarding internet advertising and our radio stations. The increase was partially offset by decreases of $33.3 million, including the impact of litigation settled in 2009.

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

Impairment Charges

We performed impairment tests on December 31, 2008 and again on June 30, 2009 on our goodwill, FCC licenses, billboard permits, and other intangible assets and recorded impairment charges of $5.3 billion and $4.1 billion, respectively. Please see the notes to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for a further description of the impairment charges.

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

Interest Expense

Interest expense increased $571.9 million in 2009 compared to 2008 primarily from an increase in outstanding indebtedness due to the merger. Additionally, we borrowed approximately $1.6 billion under our $2.0 billion credit facility during the first quarter of 2009 to improve our liquidity position in light of the uncertain economic environment at the time.

Gain (Loss) on Marketable Securities

The loss on marketable securities of $13.4 million in 2009 relates to the impairment of INM. The fair value of INM was below cost for an extended period of time. As a result, we considered the guidance in ASC 320-10-S99 and reviewed the length of the time and the extent to which the market value was less than cost and the financial condition and near-term prospects of the issuer. After this assessment, we concluded that the impairment was other than temporary and recorded an $11.3 million non-cash impairment charge to our investment in INM. In addition, we recognized a $1.8 million loss on the third quarter 2009 sale of our remaining 8.6% interest in Grupo ACIR.

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

Other Income (Expense) – Net

Other income of $679.7 million in 2009 relates to an aggregate gain of $368.6 million on the repurchases of certain of our senior notes and an aggregate gain of $373.7 million on the repurchases of certain of our senior toggle notes and senior cash pay notes. The gains on extinguishment of debt were partially offset by a $29.3 million loss related to loan costs associated with the $2.0 billion retirement of certain of our outstanding senior secured debt. Please refer to the “Debt Repurchases, Tender Offers, Maturities and Other” section within this MD&A for additional discussion of the repurchases and debt retirement.

Other income of $126.4 million in 2008 relates to an aggregate net gain of $94.7 million on the tender of certain of our outstanding notes, a $29.3 million foreign exchange gain on translating short-term intercompany notes and an $8.0 million dividend received from a cost investment, partially offset by a $4.7 million impairment of our investment in a radio partnership.

Income Taxes

The effective tax rate for the year ended December 31, 2009 was 10.9% as compared to 10.2% for the year ended December 31, 2008. The effective tax rate for 2009 was impacted by the goodwill impairment charges, which are not deductible for tax purposes, along with our inability to benefit tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years.

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

Our radio broadcasting revenue declined approximately $557.5 million in 2009 compared to 2008, driven by decreases in local and national revenues of $388.5 million and $115.1 million, respectively. Local and national revenue were down as a result of an overall weakness in advertising and the economy. The decline in advertising demand led to declines in total minutes sold and average rate per minute in 2009 compared to 2008. Our radio revenue experienced declines across markets and advertising categories.

Direct operating expenses declined $77.5 million in 2009 compared to 2008. Compensation expense declined $55.0 million primarily as a result of cost savings from the restructuring program. Direct operating expenses further declined due to the impact of $34.2 million associated with the finalization of purchase accounting related to talent contracts. Non-renewals of sports contracts resulted in a decrease of $9.1 million while non-cash compensation decreased $13.5 million as a result of accelerated expense taken in 2008 related to options that vested in the merger. The declines were partially offset by an increase of $9.4 million in programming expenses primarily related to new contract talent expenses in our national syndication business and an increase of $34.1 million in expense primarily associated with involuntary termination charges related to the restructuring program. SG&A expenses decreased $249.1 million in 2009 compared to 2008, primarily from a $122.9 million decline in commission and compensation expenses related to the decline in revenue and cost savings from the restructuring program, a $43.3 million decline in marketing and promotional expenses and an $18.3 million decline in bad debt expense. Non-cash compensation decreased $16.0 million as a result of accelerated expense taken in 2008 on options that vested in the merger.

Depreciation and amortization increased $108.4 million in 2009 compared to 2008, primarily as a result of additional amortization associated with the purchase accounting adjustments to intangible assets acquired in the merger.

Americas Outdoor Advertising Results of Operations

Our Americas outdoor operating results were as follows:

(In thousands)	Years Ended December 31,
	2009 Post-Merger	2008 Combined	% Change

Revenue	$1,238,171	$1,430,258	(13%)
Direct operating expenses	608,078	647,526	(6%)
SG&A expenses	202,196	252,889	(20%)
Depreciation and amortization	210,280	207,633	1%

Operating income	$217,617	$322,210	(32%)

Our Americas outdoor revenue decreased $192.1 million in 2009 compared to 2008 primarily driven by declines in bulletin, poster and transit revenues due to cancellations and non-renewals from larger national advertisers resulting from the overall weakness in advertising and the economy. The decline in bulletin, poster and transit revenues was also impacted by a decline in rate compared to 2008.

Our Americas outdoor direct operating expenses decreased $39.4 million in 2009 compared to 2008, primarily from a $25.3 million decrease in site-lease expenses associated with cost savings from the restructuring program and the decline in revenues. This decrease was partially offset by $5.7 million related to the restructuring program. Our SG&A expenses decreased $50.7 million in 2009 compared to 2008, primarily from a $26.0 million decline in compensation expense associated with the decline in revenue and cost savings from the restructuring program, and a $16.2 million decline in bad debt expense primarily as a result of receipts of previously-reserved collections and an improvement in the agings of our accounts receivable during 2009.

International Outdoor Advertising Results of Operations

Our International outdoor operating results were as follows:

(In thousands)	Years Ended December 31,
	2009 Post-Merger	2008 Combined	% Change

Revenue	$1,459,853	$1,859,029	(21%)
Direct operating expenses	1,017,005	1,234,610	(18%)
SG&A expenses	282,208	353,481	(20%)
Depreciation and amortization	229,367	264,717	(13%)

Operating income (loss)	$(68,727)	$6,221	(1205%)

Our International outdoor revenue decreased $399.2 million in 2009 compared to 2008 as a result of the weak global economy, as well as movements in foreign exchange, which contributed $118.5 million of the decrease. The revenue decline occurred across most countries, with the most significant decline in France of $75.5 million due to weak advertising demand. Other countries with significant declines include the U.K. and Italy, which declined $30.4 million and $28.3 million, respectively, due to weak advertising markets.

Direct operating expenses decreased $217.6 million in our International outdoor segment in 2009 compared to 2008, in part due to a decrease of $85.6 million from movements in foreign exchange. The remaining decrease in direct operating expenses was primarily attributable to a $146.4 million decline in site lease expenses partially attributable to cost savings from the restructuring program and partially as a result of lower revenues. The decrease in direct operating expenses was partially offset by $12.8 million related to the restructuring program and the decline in revenue. SG&A expenses decreased $71.3 million in 2009 compared to 2008, primarily from $23.7 million related to movements in foreign exchange, $34.3 million related to a decline in compensation expense and a $25.8 million decrease in administrative expenses, both partially attributable to cost savings from the restructuring program and the decline in revenue.

Depreciation and amortization decreased $35.4 million in our International outdoor segment in 2009 compared to 2008, primarily related to a $43.2 million decrease in depreciation expense associated with the impairment of assets during the fourth quarter of 2008 and a $20.6 million decrease from movements in foreign exchange. The decrease was partially offset by $31.9 million related to additional amortization associated with the purchase accounting adjustments to the acquired intangible assets.

Reconciliation of Segment Operating Income (Loss) to Consolidated Operating Loss

(In thousands)	Years Ended December 31,
	2009 Post-Merger	2008 Combined

Radio broadcasting	$639,854	$979,121
Americas outdoor advertising	217,617	322,210
International outdoor advertising	(68,727)	6,221
Other	(43,963)	(31,419)
Impairment charges	(4,118,924)	(5,268,858)
Other operating income (expense) - net	(50,837)	28,032
Merger expenses	—	(155,769)
Corporate expenses (1)	(262,166)	(245,915)

Consolidated operating loss	$(3,687,146)	$(4,366,377)

(1)	Corporate expenses include expenses related to radio broadcasting, Americas outdoor, International outdoor, and our other segment.

Share-Based Compensation

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

As of December 31, 2010, there was $40.6 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions. This cost is expected to be recognized over a weighted average period of approximately two years. In addition, as of December 31, 2010, there was $59.3 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions. This cost will be recognized when it becomes probable that the performance condition will be satisfied.

Vesting of certain Clear Channel stock options and restricted stock awards was accelerated upon the closing of the merger. As a result, holders of stock options, other than certain executive officers and holders of certain options that could not, by their terms, be cancelled prior to their stated expiration date, received cash or, if elected, an amount of CCMH’s Class A stock, in each case equal to the intrinsic value of the awards based on a market price of $36.00 per share while holders of restricted stock awards received, with respect to each share of restricted stock, $36.00 per share in cash or, if elected, a share of CCMH Class A stock. Approximately $39.2 million of share-based compensation was recognized in the 2008 pre-merger period as a result of the accelerated vesting of stock options and restricted stock awards and is included in the table below.

The following table indicates non-cash compensation costs related to share-based payments for the years ended December 31, 2010, 2009 and 2008, respectively:

(In thousands)	Years Ended December 31,
	2010 Post-Merger	2009 Post-Merger	2008 Combined
Radio broadcasting	$7,152	$8,276	$37,785
Americas outdoor advertising	9,207	7,977	8,465
International outdoor advertising	2,746	2,412	2,167
Corporate	15,141	21,121	28,941
Other	—	—	1,276

Total share-based compensation expense	$34,246	$39,786	$78,634

Additionally, CCMH recorded compensation expense of $6.0 million in “Corporate expenses” related to shares tendered by Mark P. Mays to CCMH on August 23, 2010 for purchase at $36.00 per share pursuant to a put option included in his amended employment agreement.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Post-Merger			Pre-Merger	Combined
(In thousands)	Year ended December 31,	Year ended December 31,	Period from July 31 through December 31,	Period from January 1 to July 30,	Year ended December 31,
	2010	2009	2008	2008	2008
Cash provided by (used for):
Operating activities	$582,373	$181,175	$246,026	$1,035,258	$1,281,284
Investing activities	$(240,197)	$(141,749)	$(17,711,703)	$(416,251)	$(18,127,954)
Financing activities	$(305,244)	$1,604,722	$17,554,739	$(1,646,941)	$15,907,798
Discontinued operations	$—	$—	$2,429	$1,031,141	$1,033,570

Operating Activities

2010

The increase in cash flows from operations in 2010 compared to 2009 was primarily driven by improved profitability, including a 6% increase in revenue and a 2% decrease in direct operating and SG&A expenses. Our net loss adjusted for $792.7 million of non-cash items provided positive cash flows of $329.8 million in 2010. We received $132.3 million in Federal income tax refunds during the third quarter of 2010. Working capital, excluding taxes, provided $120.3 million to cash flows from operations in the current year.

2009

The decline in cash flow from operations in 2009 compared to 2008 was primarily driven by a 17% decline in consolidated revenues associated with the weak economy and challenging advertising markets and a 62% increase in interest expense to service our debt obligations. Our net loss adjusted for non-cash items of $4.2 billion provided positive cash flows of $157.9 million. Changes in working capital provided an additional $23.2 million in operating cash flows for 2009.

2008

In 2008, our net loss adjusted for non-cash items of $5.6 billion provided positive cash flows of $999.0 million. Changes in working capital provided an additional $282.3 million in operating cash flows for 2008.

Investing Activities

2010

Cash used for investing activities during 2010 primarily reflected capital expenditures of $241.5 million. We spent $35.5 million for capital expenditures in our Radio segment, $96.7 million in our Americas outdoor segment primarily related to the construction of new billboards, and $98.6 million in our International outdoor segment primarily related to new billboard and street furniture contracts and renewals of existing contracts. In addition, we acquired representation contracts for $14.1 million and received proceeds of $28.6 million primarily related to the sale of radio stations, assets in our Americas and International outdoor segments and representation contracts.

2009

In 2009, we spent $41.9 million for capital expenditures in our Radio segment. We spent $84.4 million in our Americas outdoor segment for the purchase of property, plant and equipment mostly related to the construction of new billboards and $91.5 million in our International outdoor segment for the purchase of property, plant and equipment related to new billboard and street furniture contracts and renewals of existing contracts. We received proceeds of $41.6 million primarily related to the sale of our remaining investment in Grupo ACIR. In addition, we received proceeds of $48.8 million primarily related to the disposition of radio stations and corporate assets.

2008

Cash used for investing activities during 2008 principally reflects $17.5 billion of cash used in the merger. In 2008, we spent $61.5 million for capital expenditures in our Radio segment. We spent $175.8 million in our Americas outdoor segment for the purchase of property, plant and equipment mostly related to the construction of new billboards and $182.5 million in our International segment for the purchase of property, plant and equipment related to new billboard and street furniture contracts and renewals of existing contracts. We spent $177.1 million primarily for the purchase of outdoor display faces and additional equity interest in international outdoor companies, representation contracts and two FCC licenses. In addition, we received proceeds of $38.6 million primarily from the sale of radio stations, $41.5 million related to the sale of Americas and International assets and $9.6 million related to a litigation settlement.

Financing Activities

2010

During 2010, our wholly-owned subsidiary, Clear Channel Investments, Inc., repurchased $185.2 million aggregate principal amount of our senior toggle notes for $125.0 million as discussed in the “Debt Repurchases, Tender Offers, Maturities and Other” section within this MD&A. We repaid our remaining 7.65% senior notes upon maturity for $138.8 million with proceeds from our delayed draw term loan facility that was specifically designated for this purpose. In addition, we repaid our remaining 4.50% senior notes upon maturity for $240.0 million with available cash on hand.

2009

Cash provided by financing activities during 2009 primarily reflected a draw of remaining availability of $1.6 billion under our $2.0 billion revolving credit facility and $2.5 billion of proceeds from the issuance of subsidiary senior notes, offset by the $2.0 billion paydown of our senior secured credit facilities. We also repaid the remaining principal amount of our 4.25% senior notes at maturity with a draw under the $500.0 million delayed draw term loan facility that was specifically designated for this purpose as discussed in the “Debt Repurchases, Tender Offers, Maturities and Other” section within this MD&A. Our wholly-owned subsidiaries, CC Finco, LLC and Clear Channel Acquisition, LLC, together repurchased certain of our outstanding senior notes for $343.5 million as discussed in the “Debt Repurchases, Tender Offers, Maturities and Other” section within this MD&A. In addition, during 2009, our Americas Outdoor segment purchased the remaining 15% interest in our fully consolidated subsidiary, Paneles Napsa S.A., for $13.0 million and our International Outdoor segment acquired an additional 5% interest in our fully consolidated subsidiary, Clear Channel Jolly Pubblicita SPA, for $12.1 million.

2008

Cash used for financing activities during 2008 primarily reflects $15.4 billion in debt proceeds and an equity contribution of $2.1 billion used to finance the merger. Also included in financing activities is $1.9 billion related to the repayment of our 4.625% senior notes due 2008 and 6.625% senior notes due 2008 at their maturity, the repayment of and cash tender offer for AMFM Operating Inc.’s 8% senior notes due 2008, and the cash tender offer and consent solicitation for our 7.65% senior notes due 2010. In addition, $93.4 million relates to dividends paid prior to the merger.

Discontinued Operations

During 2008, we completed the sale of our television business to Newport Television, LLC for $1.0 billion and completed the sales of certain radio stations for $110.5 million. The cash received from these sales was recorded as a component of cash flows from discontinued operations during 2008.

Anticipated Cash Requirements

Our primary source of liquidity is cash on hand and cash flow from operations. We have a large amount of indebtedness, and a substantial portion of our cash flows are used to service debt. At December 31, 2010, we had $1.9 billion of cash on our balance sheet, with $624.0 million held by our subsidiary, CCOH, and its subsidiaries. We have debt maturities totaling $885.1 million and $292.8 million in 2011 and 2012, respectively.

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

Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand (including amounts available under our senior secured credit facilities) as well as cash flow from operations will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months.

We expect to be in compliance with the covenants contained in our material financing agreements in 2011, including the maximum consolidated senior secured net debt to consolidated EBITDA limitation contained in our senior secured credit facilities. However, our anticipated results are subject to significant uncertainty and our ability to comply with this limitation may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any covenants set forth in our financing agreements would result in a default thereunder. An event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, the lenders under the revolving credit facility under our senior secured credit facilities would have the option to terminate their commitments to make further extensions of revolving credit thereunder. If we are unable to repay our obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility. In addition, a default or acceleration under any of our material financing agreements could cause a default under other of our obligations that are subject to cross-default and cross-acceleration provisions. The threshold amount for a cross-default under the senior secured credit facilities is $100.0 million.

Our current corporate credit ratings by Standard & Poor’s Ratings Services and Moody’s Investors Service are speculative grade ratings. Adjustments to our ratings have no impact on our borrowing costs under the credit agreements. However, reductions in our credit ratings could increase our borrowing costs, reduce the availability of financing to us or increase the cost of doing business or otherwise negatively impact our business operations.

Sources of Capital

As of December 31, 2010 and 2009, we had the following indebtedness outstanding:

(In millions)	December 31, 2010	December 31, 2009
Senior Secured Credit Facilities:
Term Loan A Facility	$1,127.7	$1,127.7
Term Loan B Facility	9,061.9	9,061.9
Term Loan C – Asset Sale Facility	695.9	695.9
Revolving Credit Facility	1,842.5	1,812.5
Delayed Draw Term Loan Facilities	1,013.2	874.4
Receivables Based Facility	384.2	355.7
Secured Subsidiary Debt	4.7	5.2

Total Secured Debt	14,130.1	13,933.3

Senior Cash Pay Notes	796.3	796.3
Senior Toggle Notes	829.8	915.2
Clear Channel Senior Notes (1)	2,288.1	2,479.5
Subsidiary Senior Notes	2,500.0	2,500.0
Clear Channel Subsidiary Debt	63.1	77.7

Total Debt	20,607.4	20,702.0
Less: Cash and cash equivalents	1,920.9	1,884.0

	$18,686.5	$18,818.0

(1)	Includes $623.3 million and $788.1 million at December 31, 2010 and 2009, respectively, in unamortized fair value purchase accounting discounts related to the merger.

We and our subsidiaries have from time to time repurchased certain of our debt obligations and we may in the future, as part of various financing and investment strategies, purchase additional outstanding indebtedness of ours or our subsidiaries or outstanding equity securities of CCOH or CCMH, in tender offers, open market purchases, privately negotiated transactions or otherwise. We may also sell certain assets or properties and use the proceeds to reduce our indebtedness. These purchases or sales, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations. These transactions could also require or result in amendments to the agreements governing outstanding debt obligations or changes in our leverage or other financial ratios, which could have a material positive or negative impact on our ability to comply with the covenants contained in our debt agreements. These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Senior Secured Credit Facilities

Borrowings under our senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at our option, either (i) a base rate determined by reference to the higher of (A) the prime lending rate publicly announced by the administrative agent and (B) the Federal funds effective rate from time to time plus 0.50%, or (ii) a Eurocurrency rate determined by reference to the costs of funds for deposits for the interest period relevant to such borrowing adjusted for certain additional costs.

The margin percentages applicable to the term loan facilities and revolving credit facility are the following percentages per annum:

•	with respect to loans under the term loan A facility and the revolving credit facility, (i) 2.40% in the case of base rate loans and (ii) 3.40% in the case of Eurocurrency rate loans; and

•

with respect to loans under the term loan B facility, term loan C - asset sale facility and delayed draw term loan facilities, (i) 2.65%, in the case of base rate loans and (ii) 3.65%, in the case of Eurocurrency rate loans.

The margin percentages are subject to adjustment based upon our leverage ratio.

We are required to pay each revolving credit lender a commitment fee in respect of any unused commitments under the revolving credit facility, which is currently 0.50% per annum, but subject to adjustment based on our leverage ratio. The delayed draw term facilities are fully drawn, therefore there are currently no commitment fees associated with any unused commitments thereunder.

Prepayments

The senior secured credit facilities require us to prepay outstanding term loans, subject to certain exceptions, with:

•

50% (which percentage may be reduced to 25% and to 0% based upon our leverage ratio) of our annual excess cash flow (as calculated in accordance with the senior secured credit facilities), less any voluntary prepayments of term loans and revolving credit loans (to the extent accompanied by a permanent reduction of the commitment) and subject to customary credits;

•	100% of the net cash proceeds of sales or other dispositions of specified assets being marketed for sale (including casualty and condemnation events), subject to certain exceptions;

•

100% (which percentage may be reduced to 75% and 50% based upon our leverage ratio) of the net cash proceeds of sales or other dispositions by us or our wholly-owned restricted subsidiaries of assets other than specified assets being marketed for sale, subject to reinvestment rights and certain other exceptions; and

•

100% of the net cash proceeds of (i) any incurrence of certain debt, other than debt permitted under our senior secured credit facilities, (ii) certain securitization financing and (iii) certain issuances of Permitted Additional Notes (as defined in the senior secured credit facilities).

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

We may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency rate loans.

Amortization of Term Loans

We are required to repay the loans under the term loan facilities, after giving effect to the December 2009 prepayment of $2.0 billion of term loans with proceeds from the issuance of subsidiary senior notes discussed elsewhere in this MD&A, as follows:

•

The term loan A facility amortizes in quarterly installments commencing on the third interest payment date after the fourth anniversary of the closing date of the merger, in annual amounts equal to 4.7% of the original funded principal amount of such facility in year five, 10% thereafter, with the balance being payable on the final maturity date (July 2014) of such term loans;

•	The term loan B facility and the delayed draw facilities will be payable in full on the final maturity date (January 2016) of such term loans; and

•

The term loan C – asset sale facility amortizes in quarterly installments on the first interest payment date after the third anniversary of the closing date of the merger, in annual amounts equal to 2.5% of the original funded principal amount of such facilities in years four and five and 1% thereafter, with the balance being payable on the final maturity date (January 2016) of such term loans.

Collateral and Guarantees

The senior secured credit facilities are guaranteed by Clear Channel Capital I and each of its existing and future material wholly-owned domestic restricted subsidiaries, subject to certain exceptions.

All obligations under the senior secured credit facilities, and the guarantees of those obligations, are secured, subject to permitted liens, including prior liens permitted by the indenture governing our senior notes, and other exceptions, by:

•	a lien on our capital stock;

•	100% of the capital stock of any future material wholly-owned domestic license subsidiary that is not a “Restricted Subsidiary” under the indenture governing our senior notes;

•	certain assets that do not constitute “principal property” (as defined in the indenture governing our senior notes);

•

certain specified assets of ours and the guarantors that constitute “principal property” (as defined in the indenture governing our senior notes) securing obligations under the senior secured credit facilities up to the maximum amount permitted to be secured by such assets without requiring equal and ratable security under the indenture governing our senior notes; and

•	a lien on the accounts receivable and related assets securing our receivables based credit facility that is junior to the lien securing our obligations under such credit facility.

The obligations of any foreign subsidiaries that are borrowers under the revolving credit facility are also guaranteed by certain of their material wholly-owned restricted subsidiaries, and secured by substantially all assets of all such borrowers and guarantors, subject to permitted liens and other exceptions.

Certain Covenants and Events of Default

The senior secured credit facilities require us to comply on a quarterly basis with a financial covenant limiting the ratio of consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA for the preceding four quarters. Our secured debt consists of the senior secured credit facilities, the receivables-based credit facility and certain other secured subsidiary debt. Our consolidated EBITDA for the preceding four quarters of $1.8 billion is calculated as operating income (loss) before depreciation, amortization, impairment charges and other operating income (expense) – net, plus non-cash compensation, and is further adjusted for certain items, including: (i) an increase for expected cost savings (limited to $100.0 million in any twelve month period) of $34.9 million; (ii) an increase of $11.1 million for cash received from nonconsolidated affiliates; (iii) an increase of $47.6 million for non-cash items; (iv) an increase of $55.9 million related to expenses incurred associated with our cost savings program; and (v) an increase of $29.4 million for various other items. The maximum ratio under this financial covenant is currently set at 9.5:1 and becomes more restrictive over time beginning in the second quarter of 2013. At December 31, 2010, our ratio was 6.7:1.

In addition, the senior secured credit facilities include negative covenants that, subject to significant exceptions, limit our ability and the ability of our restricted subsidiaries to, among other things:

•	incur additional indebtedness;

•	create liens on assets;

•	engage in mergers, consolidations, liquidations and dissolutions;

•	sell assets;

•	pay dividends and distributions or repurchase our capital stock;

•	make investments, loans, or advances;

•	prepay certain junior indebtedness;

•	engage in certain transactions with affiliates;

•	amend material agreements governing certain junior indebtedness; and

•	change our lines of business.

Our senior secured credit facilities include certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, the invalidity of material provisions of the senior secured credit facilities documentation, the failure of collateral under the security documents for the senior secured credit facilities, the failure of the senior secured credit facilities to be senior debt under the subordination provisions of certain of our subordinated debt and a change of control. If an event of default occurs, the lenders under the senior secured credit facilities will be entitled to take various actions, including the acceleration of all amounts due under the senior secured credit facilities and all actions permitted to be taken by a secured creditor.

Receivables Based Credit Facility

As of December 31, 2010, we had a total of $384.2 million outstanding under our receivables based credit facility.

The receivables based credit facility provides revolving credit of $783.5 million, subject to a borrowing base. The borrowing base at any time equals 85% of our and certain of our subsidiaries’ eligible accounts receivable. The receivables based credit facility includes a letter of credit sub-facility and a swingline loan sub-facility. The maturity of the receivables based credit facility is July 2014.

All borrowings under the receivables based credit facility are subject to the absence of any default, the accuracy of representations and warranties and compliance with the borrowing base. In addition, borrowings under the receivables based credit facility, excluding the initial borrowing, are subject to compliance with a minimum fixed charge coverage ratio of 1.0:1.0 if at any time excess availability under the receivables based credit facility is less than $50 million, or if aggregate excess availability under the receivables based credit facility and revolving credit facility is less than 10% of the borrowing base.

We and certain subsidiary borrowers are the borrowers under the receivables based credit facility. We have the ability to designate one or more of our restricted subsidiaries as borrowers under the receivables based credit facility. The receivables based credit facility loans and letters of credit are available in U.S. dollars.

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

The margin percentage applicable to the receivables based credit facility is (i) 1.40%, in the case of base rate loans and (ii) 2.40% in the case of Eurocurrency rate loans subject to adjustment if our leverage ratio of total debt to EBITDA decreases below 7 to 1.

We are required to pay each lender a commitment fee in respect of any unused commitments under the receivables based credit facility, which is currently 0.375% per annum, subject to adjustment based on our leverage ratio.

Prepayments

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

Collateral and Guarantees

The receivables based credit facility is guaranteed by, subject to certain exceptions, the guarantors of the senior secured credit facilities. All obligations under the receivables based credit facility, and the guarantees of those obligations, are secured by a perfected security interest in all of our and all of the guarantors’ accounts receivable and related assets and proceeds thereof, that is senior to the security interest of the senior secured credit facilities in such accounts receivable and related assets and proceeds thereof, subject to permitted liens, including prior liens permitted by the indenture governing our senior notes, and certain exceptions.

The receivables based credit facility includes negative covenants, representations, warranties, events of default, and termination provisions substantially similar to those governing our senior secured credit facilities.

Senior Cash Pay Notes and Senior Toggle Notes

As of December 31, 2010, we had outstanding $796.3 million aggregate principal amount of 10.75% senior cash pay notes due 2016 and $829.8 million aggregate principal amount of 11.00%/11.75% senior toggle notes due 2016.

The senior cash pay notes and senior toggle notes are unsecured and are guaranteed by Clear Channel Capital I and all of our existing and future material wholly-owned domestic restricted subsidiaries, subject to certain exceptions. The senior toggle notes mature on August 1, 2016 and may require a special redemption of up to $30.0 million on August 1, 2015. We may elect on each interest election date to pay all or 50% of such interest on the senior toggle notes in cash or by increasing the principal amount of the senior toggle notes or by issuing new senior toggle notes (such increase or issuance, “PIK Interest”). Interest on the senior toggle notes payable in cash will accrue at a rate of 11.00% per annum and PIK Interest will accrue at a rate of 11.75% per annum.

We may redeem some or all of the senior cash pay notes and senior toggle notes at any time prior to August 1, 2012, at a price equal to 100% of the principal amount of such notes plus accrued and unpaid interest thereon to the redemption date and an “applicable premium,” as described in the indenture governing such notes. We may redeem some or all of the senior cash pay notes and senior toggle notes at any time on or after August 1, 2012 at the redemption prices set forth in the indenture governing such notes. In addition, we may redeem up to 40% of any series of the outstanding senior cash pay notes and senior toggle notes at any time on or prior to August 1, 2011 with the net cash proceeds raised in one or more equity offerings. If we undergo a change of control, sell certain of our assets, or issue certain debt, we may be required to offer to purchase the senior cash pay notes and senior toggle notes from holders.

The senior cash pay notes and senior toggle notes are senior unsecured debt and rank equal in right of payment with all of our existing and future senior debt. Guarantors of obligations under the senior secured credit facilities and the receivables based credit facility guarantee the senior cash pay notes and senior toggle notes with unconditional guarantees that are unsecured and equal in right of payment to all existing and future senior debt of such guarantors, except that the guarantees are subordinated in right of payment only to the guarantees of obligations under the senior secured credit facilities and the receivables based credit facility. In addition, the senior cash pay notes and senior toggle notes and the guarantees are structurally senior to our senior notes and existing and future debt to the extent that such debt is not guaranteed by the guarantors of the senior cash pay notes and senior toggle notes. The senior cash pay notes and senior toggle notes and the guarantees are effectively subordinated to our existing and future secured debt and that of the guarantors to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all obligations of subsidiaries that do not guarantee the senior cash pay notes and senior toggle notes.

On July 16, 2010, we made the election to pay interest on the senior toggle notes entirely in cash, effective for the interest period commencing August 1, 2010. Assuming the cash interest election remains in effect for the remaining term of the notes, we will be contractually obligated to make a payment to bondholders of $57.4 million on August 1, 2013. This amount is included in “Interest payments on long-term debt” in the Contractual Obligations table of this MD&A.

Clear Channel Senior Notes

As of December 31, 2010, our senior notes and debentures represented approximately $2.9 billion of aggregate principal amount of indebtedness outstanding (the “senior notes”).

The senior notes and debentures are senior, unsecured obligations that are effectively subordinated to our secured indebtedness to the extent of the value of the assets securing such indebtedness and the guarantees of such indebtedness from our existing and future material wholly-owned domestic restricted subsidiaries, subject to certain exceptions. The senior notes and debentures rank equally in right of payment with all of our existing and future senior indebtedness and senior in right of payment to all existing and future subordinated indebtedness. The senior notes and debentures are not guaranteed by our subsidiaries.

Subsidiary Senior Notes

As of December 31, 2010, we had outstanding $2.5 billion aggregate principal amount of subsidiary senior notes, which consisted of $500.0 million aggregate principal amount of Series A Senior Notes due 2017 (the “Series A Notes”) and $2.0 billion aggregate principal amount of Series B Senior Notes due 2017 (the “Series B Notes”). The subsidiary senior notes were issued by CCWH and are guaranteed by CCOH, CCOI and certain of CCOH’s direct and indirect subsidiaries.

The subsidiary senior notes bear interest on a daily basis and contain customary provisions, including covenants requiring us to maintain certain levels of credit availability and limitations on incurring additional debt.

The subsidiary senior notes are senior obligations that rank pari passu in right of payment to all unsubordinated indebtedness of CCWH and the guarantees of the subsidiary senior notes rank pari passu in right of payment to all unsubordinated indebtedness of the guarantors.

The indentures governing the subsidiary senior notes require us to maintain at least $100 million in cash or other liquid assets or have cash available to be borrowed under committed credit facilities consisting of (i) $50.0 million at the issuer and guarantor entities (principally the Americas outdoor segment) and (ii) $50.0 million at the non-guarantor subsidiaries (principally the International outdoor segment) (together the “Liquidity Amount”), in each case under the sole control of the relevant entity. In the event of a bankruptcy, liquidation, dissolution, reorganization, or similar proceeding of ours, for the period thereafter that is the shorter of such proceeding and 60 days, the Liquidity Amount shall be reduced to $50.0 million, with a $25.0 million requirement at the issuer and guarantor entities and a $25.0 million requirement at the non-guarantor subsidiaries.

In addition, interest on the subsidiary senior notes accrues daily and is payable into an account established by the trustee for the benefit of the bondholders (the “Trustee Account”). Failure to make daily payment on any day does not constitute an event of default so long as (a) no payment or other transfer by CCOH or any of its subsidiaries shall have been made on such day under the cash management sweep with us and (b) on each semiannual interest payment date the aggregate amount of funds in the Trustee Account is equal to at least the aggregate amount of accrued and unpaid interest on the subsidiary senior notes.

The indenture governing the Series A Notes contains covenants that limit CCOH and its restricted subsidiaries ability to, among other things:

•	incur or guarantee additional debt to persons other than us and our subsidiaries (other than CCOH) or issue certain preferred stock;

•	create liens on its restricted subsidiaries assets to secure such debt;

•	create restrictions on the payment of dividends or other amounts to CCOH from its restricted subsidiaries that are not guarantors of the notes;

•	enter into certain transactions with affiliates;

•	merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of its assets; and

•	sell certain assets, including capital stock of its subsidiaries, to persons other than us and our subsidiaries (other than CCOH).

The indenture governing the Series A Notes does not include limitations on dividends, distributions, investments or asset sales.

The indenture governing the Series B Notes contains covenants that limit CCOH and its restricted subsidiaries ability to, among other things:

•	incur or guarantee additional debt or issue certain preferred stock;

•	redeem, repurchase or retire CCOH’s subordinated debt;

•	make certain investments;

•	create liens on its or its restricted subsidiaries’ assets to secure debt;

•	create restrictions on the payment of dividends or other amounts to it from its restricted subsidiaries that are not guarantors of the subsidiary senior notes;

•	enter into certain transactions with affiliates;

•	merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of its assets;

•	sell certain assets, including capital stock of its subsidiaries;

•	designate its subsidiaries as unrestricted subsidiaries;

•	pay dividends, redeem or repurchase capital stock or make other restricted payments; and

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

The Series A Notes indenture and Series B Notes indenture restrict CCOH’s ability to incur additional indebtedness but permit CCOH to incur additional indebtedness based on an incurrence test. In order to incur additional indebtedness under this test, CCOH’s debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 6.5:1 and 3.25:1 for total debt and senior debt, respectively. The indentures contain certain other exceptions that allow CCOH to incur additional indebtedness. The Series B Notes indenture also permits CCOH to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if its debt to adjusted EBITDA ratios (as defined by the indenture) are lower than 6.0:1 and 3.0:1 for total debt and senior debt, respectively. The Series A Notes indenture does not limit CCOH’s ability to pay dividends. The Series B Notes indenture contains certain exceptions that allow CCOH to incur additional indebtedness and pay dividends, including a $500.0 million exception for the payment of dividends. CCOH was in compliance with these covenants as of December 31, 2010.

A portion of the proceeds of the subsidiary senior notes offering were used to (i) pay the fees and expenses of the offering, (ii) fund $50.0 million of the Liquidity Amount (the $50.0 million liquidity amount of the non-guarantor subsidiaries was satisfied) and (iii) apply $2.0 billion of the cash proceeds (which amount is equal to the aggregate principal amount of the Series B Notes) to repay an equal amount of indebtedness under our senior secured credit facilities. In accordance with the senior secured credit facilities, the $2.0 billion cash proceeds were applied ratably to the term loan A, term loan B, and both delayed draw term loan facilities, and within each such class, such prepayment was applied to remaining scheduled installments of principal.

The balance of the proceeds is available to CCOI for general corporate purposes. In this regard, all of the remaining proceeds could be used to pay dividends from CCOI to CCOH. In turn, CCOH could declare a dividend to its shareholders of which we would receive our proportionate share. Payment of such dividends would not be prohibited by the terms of the subsidiary senior notes or any of the loan agreements or credit facilities of CCOI or CCOH.

Refinancing Transactions

We announced on February 7, 2011 that we intends to offer, subject to market and customary conditions, $750 million in aggregate principal amount of priority guarantee notes due 2021 (the “Notes”) in a private offering that is exempt from registration under the Securities Act of 1933, as amended. We intend to use the proceeds of the Notes together with cash on hand to repay $500 million of the indebtedness outstanding under our senior secured credit facilities, to repay at maturity $250 million in aggregate principal amount of our 6.25% senior notes due 2011, to pay fees and expenses incurred in connection with concurrent amendments to our senior secured credit facilities and our receivables based credit facility, the receipt of which is a condition to completion of the offering, and to pay fees and expenses in connection with the offering.

The concurrent amendments to our senior secured credit facilities and our receivables based credit facility would, among other things, permit us to request future extensions of the maturities of our senior secured credit facilities, provide us with greater flexibility in the use of our accordion provisions, provide us with greater flexibility to incur new debt, provided that such new debt is used to pay down senior secured credit facility indebtedness, and provide greater flexibility for our indirect subsidiary, CCOH, and its subsidiaries to incur new debt (provided the incurrence of that new debt is otherwise permitted to be incurred by such subsidiaries).

The Notes and related guarantees will be offered only to “qualified institutional buyers” in reliance on the exemption from registration pursuant to Rule 144A under the Securities Act and to persons outside of the United States in compliance with Regulation S under the Securities Act. The Notes and the related guarantees have not been registered under the Securities Act, or the securities laws of any state or other jurisdiction, and may not be offered or sold in the United States without registration or an applicable exemption from the Securities Act and applicable state securities or blue sky laws and foreign securities laws.

This disclosure is for informational purposes only and shall not constitute an offer to sell nor the solicitation of an offer to buy the Notes or any other securities. The Notes offering is not being made to any person in any jurisdiction in which the offer, solicitation or sale is unlawful. Any offers of the Notes will be made only by means of a private offering circular.

Dispositions and Other

On October 15, 2010, CCOH transferred its interest in its Branded Cities operations to its joint venture partner, The Ellman Companies. We recognized a loss of $25.3 million in “Other operating income (expense) – net” related to this transfer.

During 2010, our International outdoor segment sold its outdoor advertising business in India, resulting in a loss of $3.7 million included in “Other operating income (expense) – net.” In addition, we sold three radio stations, donated one station, and recorded a gain of $1.3 million in “Other operating income (expense) – net.” We also sold representation contracts and recorded a gain of $6.2 million in “Other operating income (expense) – net.”

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

Uses of Capital

Debt Repurchases, Tender Offers, Maturities and Other

Between 2008 and 2010, our indirect wholly-owned subsidiaries, CC Investments, CC Finco, LLC and Clear Channel Acquisition, LLC, repurchased certain of our outstanding senior notes, senior cash pay and senior toggle notes through open market repurchases, privately negotiated transactions and tenders as shown in the table below. Notes repurchased and held by CC Investments, CC Finco, LLC and Clear Channel Acquisition, LLC, are eliminated in consolidation.

(In thousands)	Post Merger Years Ended December 31,
	2010	2009	2008
CC Investments
Principal amount of debt repurchased	$185,185	$—	$—
Deferred loan costs and other	104	—	—
Gain recorded in “Other income (expense) – net” (2)	(60,289)	—	—

Cash paid for repurchases of long-term debt	$125,000	$—	$—

CC Finco, LLC
Principal amount of debt repurchased	$—	$801,302	$102,241
Purchase accounting adjustments (1)	—	(146,314)	(24,367)
Deferred loan costs and other	—	(1,468)	—
Gain recorded in “Other income (expense) – net” (2)	—	(368,591)	(53,449)

Cash paid for repurchases of long-term debt	$—	$284,929	$24,425

Clear Channel Acquisition, LLC
Principal amount of debt repurchased (3)	$—	$433,125	$—
Deferred loan costs and other	—	(813)	—
Gain recorded in “Other income (expense) – net” (2)	—	(373,775)	—

Cash paid for repurchases of long-term debt	$—	$58,537	$—

(1)	Represents unamortized fair value purchase accounting discounts recorded as a result of the merger.
(2)	CC Investments, CC Finco, LLC and Clear Channel Acquisition, LLC, repurchased certain of our senior notes, senior cash pay notes and senior toggle notes at a discount, resulting in a gain on the extinguishment of debt.
(3)	Clear Channel Acquisition, LLC immediately cancelled these notes subsequent to the purchase.

During 2010, we repaid our remaining 7.65% senior notes upon maturity for $138.8 million, including $5.1 million of accrued interest, with proceeds from our delayed draw term loan facility that was specifically designated for this purpose. Also during 2010, we repaid our remaining 4.50% senior notes upon maturity for $240.0 million with available cash on hand.

During 2009, we repaid the remaining principal amount of our 4.25% senior notes at maturity with a draw under the $500.0 million delayed draw term loan facility that was specifically designated for this purpose.

On November 24, 2008, we announced that we commenced a cash tender offer to purchase our outstanding 7.65% Senior Notes due 2010. The tender offer and consent payment expired on December 23, 2008. The aggregate principal amount of 7.65% senior notes validly tendered and accepted for payment was $252.4 million. The aggregate gain on the extinguishment of debt recorded during the post-merger period as a result of the tender offer for the 7.65% senior notes due 2010 was $74.7 million.

We repurchased $639.2 million aggregate principal amount of the AMFM Operating Inc. 8% senior notes pursuant to a tender offer and consent solicitation in connection with the merger. The remaining 8% senior notes were repaid at maturity on November 1, 2008. The aggregate loss on the extinguishment of debt recorded in 2008 as a result of the tender offer for the AMFM Operating Inc. 8% senior notes was $8.0 million.

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

On January 15, 2008, we repaid our 4.625% senior notes at their maturity for $500.0 million with proceeds from our bank credit facility. On June 15, 2008, we repaid our 6.625% senior notes at their maturity for $125.0 million with available cash on hand.

Dividends

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

Capital Expenditures

Capital expenditures for the years ended December 31, 2010, 2009 and 2008 were as follows:

(In millions)	Year Ended December 31, 2010
	Radio Broadcasting	Americas Outdoor Advertising	International Outdoor Advertising	Corporate and Other	Total
2010 capital expenditures	$35.5	$96.7	$98.6	$10.7	$241.5
2009 capital expenditures	$41.9	$84.4	$91.5	$6.0	$223.8
2008 capital expenditures	$61.5	$175.8	$182.5	$10.7	$430.5

Acquisitions

During 2009, our Americas outdoor segment paid $5.0 million primarily for the acquisition of land and buildings.

We acquired FCC licenses in our radio segment for $11.7 million in cash during 2008. We acquired outdoor display faces and additional equity interests in international outdoor companies for $96.5 million in cash during 2008. Our national representation business acquired representation contracts for $68.9 million in cash during 2008.

Purchases of Additional Equity Interests

During 2009, our Americas outdoor segment purchased the remaining 15% interest in our consolidated subsidiary, Paneles Napsa S.A., for $13.0 million and our International outdoor segment acquired an additional 5% interest in our consolidated subsidiary, Clear Channel Jolly Pubblicita SPA, for $12.1 million.

Certain Relationships with the Sponsors

We are party to a management agreement with certain affiliates of the Sponsors and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018. These arrangements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year plus reimbursable expenses. During the years ended December 31, 2010 and 2009, we recognized management fees and reimbursable expenses of $17.1 million and $20.5 million, respectively. For the post-merger period of 2008, we recognized Sponsors’ management fees and reimbursable expenses of $6.3 million.

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

Commitments, Contingencies and Guarantees

We are currently involved in certain legal proceedings arising in the ordinary course of business and, as required, have accrued our estimate of the probable costs for resolution of those claims for which the occurrence of loss is probable and the amount can be reasonably estimated. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. Please see Item 3. Legal Proceedings.

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

We have minimum franchise payments associated with non-cancelable contracts that enable us to display advertising on such media as buses, trains, bus shelters and terminals. The majority of these contracts contain rent provisions that are calculated as the greater of a percentage of the relevant advertising revenue or a specified guaranteed minimum annual payment. Also, we have non-cancelable contracts in our radio broadcasting operations related to program rights and music license fees.

In the normal course of business, our broadcasting operations have minimum future payments associated with employee and talent contracts. These contracts typically contain cancellation provisions that allow us to cancel the contract with good cause.

The scheduled maturities of our senior secured credit facilities, receivables based facility, senior cash pay and senior toggle notes, other long-term debt outstanding, future minimum rental commitments under non-cancelable lease agreements, minimum payments under other non-cancelable contracts, payments under employment/talent contracts, capital expenditure commitments, and other long-term obligations as of December 31, 2010 are as follows:

(In thousands)	Payments due by Period
Contractual Obligations	Total	2011	2012-2013	2014-2015	Thereafter
Long-term Debt:
Secured Debt	$14,130,098	$10,769	$168,862	$3,237,877	$10,712,590
Senior Cash Pay and Senior Toggle Notes (1)	1,626,081	—	—	—	1,626,081
Clear Channel Senior Notes	2,911,393	832,978	561,960	791,455	725,000
Subsidiary Senior Notes	2,500,000	—	—	—	2,500,000
Other Long-term Debt	63,115	41,340	21,775	—	—
Interest payments on long-term debt (2)	6,338,227	1,200,334	2,343,946	1,857,669	936,278

Non-cancelable operating leases	2,809,418	369,012	608,558	506,523	1,325,325
Non-cancelable contracts	2,525,411	541,186	771,239	588,982	624,004
Employment/talent contracts	266,666	73,146	123,408	30,112	40,000
Capital expenditures	107,107	48,059	43,987	11,739	3,322
Unrecognized tax benefits (3)	304,647	35,300	—	—	269,347
Other long-term obligations (4)	143,169	2,366	9,541	3,476	127,786

Total (5)	$33,725,332	$3,154,490	$4,653,276	$7,027,833	$18,889,733

(1)	On July 16, 2010, we made the election to pay interest on the senior toggle notes entirely in cash, effective for the interest period commencing August 1, 2010. We are deemed to have made the cash interest election for future interest periods unless and until we elect otherwise. Assuming the cash interest election remains in effect for the term of the notes, we are contractually obligated to make a payment of $57.4 million on August 1, 2013 which is included in “Interest payments on long-term debt” in the table above.

(2)	Interest payments on the senior secured credit facilities, other than the revolving credit facility, assume the obligations are repaid in accordance with the amortization schedule (after giving effect to the December 2009 prepayment of $2.0 billion of term loans with proceeds from the issuance of subsidiary senior notes discussed elsewhere in this MD&A) and the interest rate is held constant over the remaining term.

Interest payments related to the revolving credit facility assume the balance and interest rate as of December 31, 2010 is held constant over the remaining term.

Interest payments on $2.5 billion of the Term Loan B facility are effectively fixed at an interest rate of 4.4%, plus applicable margins, per annum, as a result of an aggregate $2.5 billion interest rate swap agreement. On October 29, 2010, $3.5 billion notional amount of interest rate swap agreements matured with the remaining interest rate swap agreement maturing in September 2013. Interest expense assumes the rate is fixed through maturity of the remaining swap, at which point the rate reverts back to the floating rate in effect at December 31, 2010.

(3)	The non-current portion of the unrecognized tax benefits is included in the “Thereafter” column as we cannot reasonably estimate the timing or amounts of additional cash payments, if any, at this time. For additional information, see Note 12 included in Item 8 of Part II of this Annual Report on Form 10-K.

(4)	Other long-term obligations consist of $52.1 million related to asset retirement obligations recorded pursuant to ASC 410-20, which assumes the underlying assets will be removed at some period over the next 50 years. Also included are $32.9 million of contract payments in our syndicated radio and media representation businesses and $58.2 million of various other long-term obligations.

(5)	Excluded from the table is $364.3 million related to various obligations with no specific contractual commitment or maturity, $213.1 million of which relates to the fair value of our interest rate swap agreement.

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

Market Risk

Interest Rate Risk

A significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. At December 31, 2010 we had an interest rate swap agreement with a $2.5 billion notional amount that effectively fixes interest rates on a portion of our floating rate debt at a rate of 4.4%, plus applicable margins, per annum. The fair value of this agreement at December 31, 2010 was a liability of $213.1 million. At December 31, 2010, approximately 55% of our aggregate principal amount of long-term debt, including taking into consideration debt on which we have entered into a pay-fixed-rate-receive-floating-rate swap agreement, bears interest at floating rates.

Assuming the current level of borrowings and interest rate swap contracts and assuming a 30% change in LIBOR, it is estimated that our interest expense for the year ended December 31, 2010 would have changed by approximately $9.1 million.

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

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world. Foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported a net loss of approximately $12.2 million for the year ended December 31, 2010. We estimate a 10% change in the value of the U.S. dollar relative to foreign currencies would have adjusted our net loss for the year ended December 31, 2010 by approximately $1.2 million.

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

New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU updates ASC Topic 350, Intangibles—Goodwill and Other, to amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We do not currently have any reporting units with zero or negative carrying values.

In August 2010, the FASB issued ASU No. 2010-22, Accounting for Various Topics—Technical Corrections to SEC Paragraphs. This ASU amends various SEC paragraphs and became effective upon issuance. The adoption of ASU No. 2010-22 did not have a material impact on our financial position or results of operations.

In August 2010, the FASB issued ASU No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This ASU amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and became effective upon issuance. We adopted the provisions of ASU 2010-21 upon issuance with no material impact to our financial position or results of operations.

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 updates ASC Topic 855, Subsequent Events. ASU 2010-09 removes the requirement to disclose the date through which an entity has evaluated subsequent events. We adopted the provisions of ASU 2010-09 upon issuance with no material impact to our financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. This update amends ASC Topic 820, Fair Value Measurements and Disclosures, to require new disclosures for significant transfers in and out of Level 1 and Level 2 fair value measurements, disaggregation regarding classes of assets and liabilities, valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 or Level 3. These disclosures are effective for the interim and annual reporting periods beginning after December 15, 2009. Additional new disclosures regarding the purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 beginning with the first interim period. We adopted certain of the relevant disclosure provisions of ASU 2010-06 on January 1, 2010 and adopted certain other provisions on January 1, 2011.

Critical Accounting Estimates

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates that are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such difference could be material. Our significant accounting policies are discussed in the notes to our consolidated financial statements, included in Item 8 of Part II of this Annual Report on Form 10-K. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. The following narrative describes these critical accounting estimates, the judgments and assumptions and the effect if actual results differ from these assumptions.

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

If our agings were to improve or deteriorate resulting in a 10% change in our allowance, we estimated that our bad debt expense for the year ended December 31, 2010, would have changed by approximately $7.5 million and our net loss for the same period would have changed by approximately $4.6 million.

Long-lived Assets

Long-lived assets, such as property, plant and equipment and definite-lived intangibles are reviewed for impairment when events and circumstances indicate that depreciable and amortizable long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current fair market value.

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

Indefinite-lived Assets

Indefinite-lived assets are reviewed annually for possible impairment using the direct valuation method as prescribed in ASC 805-20-S99. Under the direct valuation method, the estimated fair value of the indefinite-lived assets was calculated at the market level as prescribed by ASC 350-30-35. Under the direct valuation method, it is assumed that rather than acquiring indefinite-lived intangible assets as a part of a going concern business, the buyer hypothetically obtains indefinite-lived intangible assets and builds a new operation with similar attributes from scratch. Thus, the buyer incurs start-up costs during the build-up phase which are normally associated with going concern value. Initial capital costs are deducted from the discounted cash flows model which results in value that is directly attributable to the indefinite-lived intangible assets.

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

On October 1, 2010, we performed our annual impairment test in accordance with ASC 350-30-35 and recognized aggregate impairment charges of $0.5 million and $4.8 million related to FCC licenses and permits, respectively, in two of our markets.

In determining the fair value of our FCC licenses, the following key assumptions were used:

(i)	Market revenue growth, forecast and published by BIA Financial Network, Inc. (“BIA”), of 4.2% was used for the initial four-year period;

(ii)	2% revenue growth was assumed beyond the initial four-year period;

(iii)	Revenue was grown proportionally over a build-up period, reaching market revenue forecast by year 3;

(iv)	Operating margins of 12.5% in the first year gradually climb to the industry average margin in year 3 of up to 30%, depending on market size by year 3; and

(v)	Assumed discount rates of 9% for the 13 largest markets and 9.5% for all other markets.

In determining the fair value of our billboard permits, the following key assumptions were used:

(i)	Industry revenue growth forecast at 7% was used for the initial four-year period;

(ii)	3% revenue growth was assumed beyond the initial four-year period;

(iii)	Revenue was grown over a build-up period, reaching maturity by year 2;

(iv)	Operating margins gradually climb to the industry average margin of up to 51%, depending on market size, by year 3; and

(v)	Assumed discount rate of 10%.

While we believe we have made reasonable estimates and utilized appropriate assumptions to calculate the fair value of our indefinite-lived assets, it is possible a material change could occur. If future results are not consistent with our assumptions and estimates, we may be exposed to impairment charges in the future. The following table shows the decline in the fair value of our indefinite-lived intangibles that would result from a 100 basis point decline in our discrete and terminal period revenue growth rate and profit margin assumptions and a 100 basis point increase in our discount rate assumption:

(In thousands)
Description	Revenue growth rate	Profit margin	Discount rates
FCC licenses	$(335,390)	$(147,650)	$(458,595)
Billboard permits	$(548,200)	$(117,600)	$(554,900)

The estimated fair value of our FCC licenses and permits at October 1, 2010 was $3.1 billion and $1.9 billion, respectively, while the carrying value was $2.4 billion and $1.1 billion, respectively.

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

On October 1, 2010, we performed our annual impairment test in accordance with ASC 350-30-35 and recognized an impairment charge of $2.1 million in one country. In determining the fair value of our reporting units, we used the following assumptions:

•

Expected cash flows underlying our business plans for the periods 2011 through 2015. Our cash flow assumptions are based on detailed, multi-year forecasts performed by each of our operating segments, and reflect the improved advertising outlook across our businesses.

•	Cash flows beyond 2015 are projected to grow at a perpetual growth rate, which we estimated at 2% for radio broadcasting and 3% for our Americas outdoor and International outdoor segments.

•	In order to risk adjust the cash flow projections in determining fair value, we utilized a discount rate of approximately 10.5% to 11% for each of our reporting units.

Based on our annual assessment using the assumptions described above, a hypothetical 25% reduction in the estimated fair value in each of our reporting units would not result in a material impairment condition.

While we believe we have made reasonable estimates and utilized appropriate assumptions to calculate the estimated fair value of our reporting units, it is possible a material change could occur. If future results are not consistent with our assumptions and estimates, we may be exposed to impairment charges in the future. The following table shows the decline in the fair value of each of our reportable segments that would result from a 100 basis point decline in our discrete and terminal period revenue growth rate and profit margin assumptions and a 100 basis point increase in our discount rate assumption:

(In thousands)
Reportable segment	Revenue growth rate	Profit margin	Discount rates
Radio Broadcasting	$(1,050,000)	$(270,000)	$(990,000)
Americas Outdoor	$(520,000)	$(130,000)	$(480,000)
International Outdoor	$(290,000)	$(170,000)	$(250,000)

Tax Accruals

The IRS and other taxing authorities routinely examine our tax returns filed as part of the consolidated tax returns filed by CCMH. From time to time, the IRS challenges certain of our tax positions. We believe our tax positions comply with applicable tax law and we would vigorously defend these positions if challenged. The final disposition of any positions challenged by the IRS could require us to make additional tax payments. We believe that we have adequately accrued for any foreseeable payments resulting from tax examinations and consequently do not anticipate any material impact upon their ultimate resolution.

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

Insurance Accruals

We are currently self-insured beyond certain retention amounts for various insurance coverages, including general liability and property and casualty. Accruals are recorded based on estimates of actual claims filed, historical payouts, existing insurance coverage and projected future development of costs related to existing claims. Our self-insured liabilities contain uncertainties because management must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of December 31, 2010.

If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material. A 10% change in our self-insurance liabilities at December 31, 2010, would have affected our net loss by approximately $2.5 million for the year ended December 31, 2010.

Asset Retirement Obligations

ASC 410-20 requires us to estimate our obligation upon the termination or nonrenewal of a lease, to dismantle and remove our billboard structures from the leased land and to reclaim the site to its original condition.

Due to the high rate of lease renewals over a long period of time, our calculation assumes all related assets will be removed at some period over the next 50 years. An estimate of third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site. The interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk-adjusted credit rate for the same period. If our assumption of the risk-adjusted credit rate used to discount current year additions to the asset retirement obligation decreased approximately 1%, our liability as of December 31, 2010 would not be materially impacted. Similarly, if our assumption of the risk-adjusted credit rate increased approximately 1%, our liability would not be materially impacted.

Share-based Compensation

Under the fair value recognition provisions of ASC 718-10, share-based compensation cost is measured at the grant date based on the fair value of the award. Determining the fair value of share-based awards at the grant date requires assumptions and judgments about expected volatility and forfeiture rates, among other factors. If actual results differ significantly from these estimates, our results of operations could be materially impacted.

We do not have any equity incentive plans under which we grant stock awards to employees. Our employees receive equity awards from CCMH’s equity incentive plans. Prior to the merger, we granted equity awards to our employees under our own equity incentive plan.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Required information is located within Item 7 of Part II of this Annual Report on Form 10-K.

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

/s/ Mark P. Mays
President and Chief Executive Officer

/s/ Thomas W. Casey
Executive Vice President and Chief Financial Officer

/s/ Scott D. Hamilton
Senior Vice President and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Members

Clear Channel Capital I, LLC

We have audited the accompanying consolidated balance sheets of Clear Channel Capital I, LLC (Clear Channel Capital) as of December 31, 2010 and 2009, the related consolidated statements of operations, member’s (deficit)/shareholders’ equity, and cash flows of Clear Channel Capital for the years ended December 31, 2010 and 2009 and for the period from July 31, 2008 through December 31, 2008, and the related consolidated statement of operations, shareholders’ equity, and cash flows of Clear Channel Communications, Inc. (Clear Channel) for the period from January 1, 2008 through July 30, 2008. Our audits also included the financial statement schedule listed in the index as Item 15(a)2. These financial statements and schedule are the responsibility of Clear Channel Capital’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clear Channel Capital at December 31, 2010 and 2009, the consolidated results of Clear Channel Capital’s operations and cash flows for the years ended December 31, 2010 and 2009 and for the period from July 31, 2008 through December 31, 2008, and the consolidated results of Clear Channel’s operations and cash flows for the period from January 1, 2008 through July 30, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Clear Channel Capital’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

February 14, 2010

CONSOLIDATED BALANCE SHEETS OF CLEAR CHANNEL CAPITAL I, LLC

(In thousands)

	December 31, 2010	December 31, 2009
CURRENT ASSETS
Cash and cash equivalents	$1,920,926	$1,883,994
Accounts receivable, net of allowance of $74,660 in 2010 and $71,650 in 2009	1,393,365	1,301,700
Prepaid expenses	124,114	132,118
Other current assets	184,253	341,033

Total Current Assets	3,622,658	3,658,845

PROPERTY, PLANT AND EQUIPMENT
Structures, net	2,007,399	2,143,972
Other property, plant and equipment, net	1,138,155	1,188,421

INTANGIBLE ASSETS
Definite-lived intangibles, net	2,288,149	2,599,244
Indefinite-lived intangibles – licenses	2,423,828	2,429,839
Indefinite-lived intangibles – permits	1,114,413	1,132,218
Goodwill	4,119,326	4,125,005

OTHER ASSETS
Other assets	765,939	769,557

Total Assets	$17,479,867	$18,047,101

CURRENT LIABILITIES
Accounts payable	$127,263	$132,193
Accrued expenses	849,089	726,311
Accrued interest	121,199	137,236
Current portion of long-term debt	867,735	398,779
Deferred income	152,778	149,617

Total Current Liabilities	2,118,064	1,544,136

Long-term debt	19,739,617	20,303,126
Deferred income taxes	2,050,196	2,220,023
Other long-term liabilities	776,676	824,554
Commitments and contingent liabilities (Note 10)

MEMBER’S DEFICIT
Noncontrolling interest	490,920	455,648
Member’s interest	2,128,383	2,109,007
Retained deficit	(9,555,173)	(9,076,084)
Accumulated other comprehensive loss	(268,816)	(333,309)

Total Member’s Deficit	(7,204,686)	(6,844,738)

Total Liabilities and Member’s Deficit	$17,479,867	$18,047,101

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS OF CLEAR CHANNEL

CAPITAL I, LLC

	Post-Merger			Pre-Merger
(In thousands, except per share data)	Year Ended December 31,	Year Ended December 31,	Period from July 31 through December 31,	Period from January 1 through July 30,
	2010	2009	2008	2008
Revenue	$5,865,685	$5,551,909	$2,736,941	$3,951,742
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,442,167	2,583,263	1,198,345	1,706,099
Selling, general and administrative expenses (excludes depreciation and amortization)	1,509,692	1,466,593	806,787	1,022,459
Corporate expenses (excludes depreciation and amortization)	284,042	253,964	102,276	125,669
Depreciation and amortization	732,869	765,474	348,041	348,789
Merger expenses	—	—	68,085	87,684
Impairment charges	15,364	4,118,924	5,268,858	—
Other operating income (expense) - net	(16,710)	(50,837)	13,205	14,827

Operating income (loss)	864,841	(3,687,146)	(5,042,246)	675,869
Interest expense	1,533,341	1,500,866	715,768	213,210
Gain (loss) on marketable securities	(6,490)	(13,371)	(116,552)	34,262
Equity in earnings (loss) of nonconsolidated affiliates	5,702	(20,689)	5,804	94,215
Other income (expense) – net	46,455	679,716	131,505	(5,112)

Income (loss) before income taxes and discontinued operations	(622,833)	(4,542,356)	(5,737,257)	586,024
Income tax benefit (expense)	159,980	493,320	696,623	(172,583)

Income (loss) before discontinued operations	(462,853)	(4,049,036)	(5,040,634)	413,441
Income (loss) from discontinued operations, net	—	—	(1,845)	640,236

Consolidated net income (loss)	(462,853)	(4,049,036)	(5,042,479)	1,053,677
Less amount attributable to noncontrolling interest	16,236	(14,950)	(481)	17,152

Net income (loss) attributable to the Company	$(479,089)	$(4,034,086)	$(5,041,998)	$1,036,525

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	26,301	151,422	(382,760)	46,679
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	17,187	1,678	(95,669)	(52,460)
Unrealized holding gain (loss) on cash flow derivatives	15,112	(74,100)	(75,079)	—
Reclassification adjustment for realized (gain) loss on securities and derivatives included in net income	14,750	10,008	102,766	(29,791)

Comprehensive income (loss)	(405,739)	(3,945,078)	(5,492,740)	1,000,953
Less amount attributable to noncontrolling interest	8,857	20,788	(49,212)	19,210

Comprehensive income (loss) attributable to the Company	$(414,596)	$(3,965,866)	$(5,443,528)	$981,743

Net income (loss) per common share:
Basic:
Income (loss) attributable to the Company before discontinued operations				$0.80
Discontinued operations				1.29

Net income (loss) attributable to the Company				$2.09

Weighted average common shares outstanding				495,044
Diluted:
Income (loss) attributable to the Company before discontinued operations				$0.80
Discontinued operations				1.29

Net income (loss) attributable to the Company				$2.09

Weighted average common shares outstanding				496,519

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S (DEFICIT)/SHAREHOLDERS’ EQUITY

(In thousands, except share data)			Controlling Interest
	Common Shares Issued	Noncontrolling Interest	Common Stock	Additional Paid-in Capital/ Member’s Interest	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Pre-merger Balances at December 31, 2007	498,075,417	$464,551	$49,808	$26,858,079	$(18,489,143)	$355,507	$(4,951)	$9,233,851
Net income		17,152			1,036,525			1,053,677
Exercise of stock options and other	82,645		30	4,963			(2,024)	2,969
Amortization of deferred compensation		10,767		57,855				68,622
Other		(39,813)				33,383		(6,430)
Comprehensive income:
Currency translation adjustment		22,367				24,312		46,679
Unrealized loss on investments		(3,125)				(49,335)		(52,460)
Reclassification adjustments		(32)				(29,759)		(29,791)

Pre-merger Balances at July 30, 2008	498,158,062	471,867	49,838	26,920,897	(17,452,618)	334,108	(6,975)	10,317,117

Elimination of pre-merger equity	(498,158,062)	(471,867)	(49,838)	(26,920,897)	17,452,618	(334,108)	6,975	(10,317,117)
Post-merger Balances at July 31, 2008		471,867		2,089,347	—	—	—	2,561,214
Net loss		(481)			(5,041,998)			(5,042,479)
Amortization of deferred compensation		4,182		11,729				15,911
Other		(136)				1		(135)
Comprehensive income:
Currency translation adjustment		(50,010)				(332,750)		(382,760)
Unrealized loss on cash flow derivatives						(75,079)		(75,079)
Unrealized loss on investments		(6,856)				(88,813)		(95,669)
Reclassification adjustments		7,654				95,112		102,766

Post-merger Balances at December 31, 2008		426,220	—	2,101,076	(5,041,998)	(401,529)	—	(2,916,231)

Net loss		(14,950)			(4,034,086)			(4,049,036)
Issuance (forfeiture) of restricted stock				(180)				(180)
Amortization of deferred compensation		12,104		27,682				39,786
Other		11,486		(19,571)				(8,085)
Comprehensive income:
Currency translation adjustment		21,201				130,221		151,422
Unrealized loss on cash flow derivatives						(74,100)		(74,100)
Unrealized gain (loss) on investments		(1,140)				2,818		1,678
Reclassification adjustments		727				9,281		10,008

Post-merger Balances at December 31, 2009		$455,648	$—	$2,109,007	$(9,076,084)	$(333,309)	$—	$(6,844,738)

Net income (loss)		16,236			(479,089)			(462,853)
Issuance (forfeiture) of restricted stock		792		(1,908)				(1,116)
Amortization of deferred compensation		12,046		22,200				34,246
Other		(2,659)		(916)				(3,575)
Comprehensive income:
Currency translation adjustment		7,360				18,941		26,301
Unrealized gain on cash flow derivatives						15,112		15,112
Unrealized gain (loss) on investments		(896)				18,083		17,187
Reclassification adjustments		2,393				12,357		14,750

Post-merger Balances at December 31, 2010		$490,920	$—	$2,128,383	$(9,555,173)	$(268,816)	$—	$(7,204,686)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS OF CLEAR CHANNEL

CAPITAL I, LLC

	Post-Merger			Pre-Merger
(In thousands)	Year Ended December 31,	Year Ended December 31,	Period from July 31 through December 31,	Period from January 1 through July 30,
	2010	2009	2008	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(462,853)	$(4,049,036)	$(5,042,479)	$1,053,677
Less: Income (loss) from discontinued operations, net	—	—	(1,845)	640,236

Net income (loss) from continuing operations	(462,853)	(4,049,036)	(5,040,634)	413,441

Reconciling Items:
Impairment charges	15,364	4,118,924	5,268,858	—
Depreciation and amortization	732,869	765,474	348,041	348,789
Deferred taxes	(211,180)	(417,191)	(619,894)	145,303
Provision for doubtful accounts	23,118	52,498	54,603	23,216
Amortization of deferred financing charges and note discounts, net	214,950	229,464	102,859	3,530
Share-based compensation	34,246	39,786	15,911	62,723
(Gain) loss on disposal of operating and fixed assets	16,710	50,837	(13,205)	(14,827)
(Gain) loss on securities	6,490	13,371	116,552	(36,758)
Equity in loss (earnings) of nonconsolidated affiliates	(5,702)	20,689	(5,804)	(94,215)
(Gain) loss on extinguishment of debt	(60,289)	(713,034)	(116,677)	13,484
Other reconciling items, net	26,090	46,166	12,089	11,629

Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable	(119,860)	99,225	158,142	24,529
Decrease in Federal income taxes receivable	132,309	75,939	—	—
Increase (decrease) in accounts payable, accrued expenses and other liabilities	110,508	(27,934)	(130,172)	190,834
Increase (decrease) in accrued interest	87,053	33,047	98,909	(16,572)
Increase (decrease) in deferred income	796	2,168	(54,938)	51,200
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	41,754	(159,218)	51,386	(91,048)

Net cash provided by operating activities	582,373	181,175	246,026	1,035,258

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of other investments	1,200	41,627	—	173,467
Purchases of property, plant and equipment	(241,464)	(223,792)	(190,253)	(240,202)
Proceeds from disposal of assets	28,637	48,818	16,955	72,806
Acquisition of operating assets	(16,110)	(8,300)	(23,228)	(153,836)
Cash used to purchase equity	—	—	(17,472,459)	—
Change in other - net	(12,460)	(102)	(42,718)	(268,486)

Net cash used for investing activities	(240,197)	(141,749)	(17,711,703)	(416,251)

CASH FLOWS FROM FINANCING ACTIVITIES:
Draws on credit facilities	198,670	1,708,625	180,000	692,614
Payments on credit facilities	(152,595)	(202,241)	(128,551)	(872,901)
Proceeds from long-term debt	145,639	500,000	557,520	5,476
Proceeds from issuance of subsidiary senior notes	—	2,500,000	—	—
Payments on long-term debt	(369,372)	(472,419)	(554,664)	(1,282,348)
Payments on senior secured credit facilities	—	(2,000,000)	—	—
Repurchases of long-term debt	(125,000)	(343,466)	(24,425)	—
Deferred financing charges	—	(60,330)	—	—
Debt proceeds used to finance the merger	—	—	15,382,076	—
Equity contribution used to finance the merger	—	—	2,142,830	—
Dividends paid	—	—	—	(93,367)
Change in other - net	(2,586)	(25,447)	(47)	(96,415)

Net cash provided by (used for) financing activities	(305,244)	1,604,722	17,554,739	(1,646,941)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by (used for) operating activities	—	—	2,429	(67,751)
Net cash provided by investing activities	—	—	—	1,098,892
Net cash provided by financing activities	—	—	—	—

Net cash provided by discontinued operations	—	—	2,429	1,031,141
Net increase in cash and cash equivalents	36,932	1,644,148	91,491	3,207
Cash and cash equivalents at beginning of period	1,883,994	239,846	148,355	145,148

Cash and cash equivalents at end of period	$1,920,926	$1,883,994	$239,846	$148,355

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$1,235,755	$1,240,322	$527,083	$231,163
Income taxes	—	—	37,029	138,187

See Notes to Consolidated Financial Statements

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF CLEAR CHANNEL CAPITAL I, LLC

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”), the financial statements and related footnotes included in Item 8 of Part II of this Annual Report on Form 10-K are those of Clear Channel Capital I, LLC (the “Company” or the “Parent Company”), the direct parent of Clear Channel Communications, Inc., a Texas corporation (“Clear Channel” or “Subsidiary Issuer”), and contain certain footnote disclosures regarding the financial information of Clear Channel and Clear Channel’s domestic wholly-owned subsidiaries that guarantee certain of Clear Channel’s outstanding indebtedness.

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

Format of Presentation

The accompanying consolidated statements of operations, statements of cash flows and shareholders’ equity are presented for the post-merger and pre-merger periods. The merger resulted in a new basis of accounting beginning on July 31, 2008 and the financial reporting periods are presented as follows:

•

The years ended December 31, 2010 and 2009, and the period from July 31 through December 31, 2008 reflect the post-merger period of the Company, including the merger of a wholly-owned subsidiary of CCMH with and into Clear Channel. Subsequent to the acquisition, Clear Channel became a direct, wholly-owned subsidiary of the Company and the business of the Company became that of Clear Channel and its subsidiaries.

•

The period from January 1 through July 30, 2008 reflects the pre-merger period of Clear Channel. The consolidated financial statements for the pre-merger period were prepared using the historical basis of accounting for Clear Channel. As a result of the merger and the associated purchase accounting, the consolidated financial statements of the post-merger periods are not comparable to periods preceding the merger.

CCMH Purchase Accounting Adjustments

Purchase accounting adjustments, including goodwill, are reflected in the financial statements of the Company and its subsidiaries.

Omission of Per Share Information for the Post-Merger Period

Net loss per share information is not presented for the post-merger period as such information is not meaningful. During the post-merger periods ended December 31, 2010, 2009 and 2008, Clear Channel Capital II, LLC is the sole member of the Company and owns 100% of the limited liability company interests. The Company does not have any publicly traded common stock or potential common stock.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Certain prior period amounts have been reclassified to conform to the 2010 presentation.

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

Land Leases and Other Structure Licenses

Most of the Company’s outdoor advertising structures are located on leased land. Americas outdoor land rents are typically paid in advance for periods ranging from one to 12 months. International outdoor land rents are paid both in advance and in arrears, for periods ranging from one to 12 months. Most international street furniture display faces are operated through contracts with municipalities for up to 20 years. The leased land and street furniture contracts often include a percent of revenue to be paid along with a base rent payment. Prepaid land leases are recorded as an asset and expensed ratably over the related rental term and license and rent payments in arrears are recorded as an accrued liability.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company tests for possible impairment of property, plant, and equipment whenever events and circumstances indicate that depreciable assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current fair market value.

The Company impaired outdoor advertising structures in its Americas outdoor segment by $4.0 million during 2010.

During 2009, the Company recorded a $21.0 million impairment to street furniture tangible assets in its International outdoor segment and an $11.3 million impairment of corporate assets.

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

The Company tests for possible impairment of definite-lived intangible assets whenever events and circumstances indicate that amortizable long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current fair market value.

The Company impaired certain definite-lived intangible assets primarily related to a talent contract in its Radio broadcasting segment by $3.9 million during 2010.

The Company impaired definite-lived intangible assets related to certain street furniture and billboard contract intangible assets in its Americas outdoor and International outdoor segments by $55.3 million during 2009.

The Company’s indefinite-lived intangibles include Federal Communications Commission (“FCC”) broadcast licenses in its Radio broadcasting segment and billboard permits in its Americas outdoor advertising segment. The Company’s indefinite-lived intangibles are not subject to amortization, but are tested for impairment at least annually. The Company tests for possible impairment of indefinite-lived intangible assets whenever events or changes in circumstances, such as a significant reduction in operating cash flow or a dramatic change in the manner for which the asset is intended to be used indicate that the carrying amount of the asset may not be recoverable.

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

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company performed its annual impairment test on its indefinite-lived intangible assets on October 1, 2010, which resulted in a non-cash impairment charge of $5.3 million related to its indefinite-lived FCC licenses and permits. See Note 4 for further discussion.

The Company performed impairment tests during 2009 and 2008, which resulted in non-cash impairment charges of $935.6 million and $1.7 billion, respectively, on its indefinite-lived FCC licenses and permits. See Note 4 for further discussion.

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

The Company performed its annual goodwill impairment test on October 1, 2010, and recognized a non-cash impairment charge of $2.1 million related to a specific reporting unit in its International outdoor segment. See Note 4 for further discussion.

The Company performed impairment tests during 2009 and 2008, and recognized non-cash impairment charges of $3.1 billion and $3.6 billion, respectively. See Note 4 for further discussion.

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

For the years ended December 31, 2010 and 2009, the Company recorded non-cash impairment charges of $8.3 million and $22.9 million, respectively, related to certain equity investments in its International outdoor segment.

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

The Company periodically assesses the value of its available-for-sale securities. Based on these assessments, the Company concluded that other-than-temporary impairments existed at December 31, 2010, September 30, 2009 and December 31, 2008, and recorded non-cash impairment charges of $6.5 million, $11.3 million and $116.6 million, respectively, during each of these years. Such charges are recorded on the statement of operations in “Gain (loss) on marketable securities”.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financial Instruments

Due to their short maturity, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities, and short-term borrowings approximated their fair values at December 31, 2010 and 2009.

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

Revenue Recognition

Radio broadcasting revenue is recognized as advertisements or programs are broadcast and is generally billed monthly. Outdoor advertising contracts typically cover periods of a few weeks up to one year and are generally billed monthly. Revenue for outdoor advertising is recognized ratably over the term of the contract. Advertising revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for the Company’s broadcasting and outdoor operations. Payments received in advance of being earned are recorded as deferred income.

Barter transactions represent the exchange of advertising spots or display space for merchandise or services. These transactions are generally recorded at the fair market value of the advertising spots or display space or the fair value of the merchandise or services received, whichever is most readily determinable. Revenue is recognized on barter and trade transactions when the advertisements are broadcasted or displayed. Expenses are recorded ratably over a period that estimates when the merchandise or service received is utilized or the event occurs. Barter and trade revenues and expenses from continuing operations are included in consolidated revenue and selling, general and administrative expenses, respectively. Barter and trade revenues and expenses from continuing operations were:

	Post-Merger			Pre-Merger
(In millions)	Year ended December 31, 2010	Year ended December 31, 2009	Period from July 31 through December 31, 2008	Period from January 1 through July 30, 2008

Barter and trade revenues	$67.0	$71.9	$33.7	$40.2
Barter and trade expenses	66.4	86.7	35.0	38.9

Barter and trade expenses for 2009 include $14.9 million of trade receivables written off as it was determined they no longer had value to the Company.

Share-Based Compensation

Under the fair value recognition provisions of ASC 718-10, share-based compensation cost is measured at the grant date based on the fair value of the award. For awards that vest based on service conditions, this cost is recognized as expense on a straight-line basis over the vesting period. For awards that will vest based on market or performance conditions, this cost will be recognized when it becomes probable that the performance conditions will be satisfied. Determining the fair value of share-based awards at the grant date requires assumptions and judgments about expected volatility and forfeiture rates, among other factors. If actual results differ significantly from these estimates, the Company’s results of operations could be materially impacted.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company does not have any equity incentive plans under which it grants stock awards to employees. Employees of subsidiaries of the Company receive equity awards from CCMH’s equity incentive plans. Prior to the merger, Clear Channel granted equity awards to its employees under its own equity incentive plans.

Derivative Instruments and Hedging Activities

The provisions of ASC 815-10 require the Company to recognize its interest rate swap agreements as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. The interest rate swaps are designated and qualify as hedging instruments, and are characterized as cash flow hedges. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting.

Foreign Currency

Results of operations for foreign subsidiaries and foreign equity investees are translated into U.S. dollars using the average exchange rates during the year. The assets and liabilities of those subsidiaries and investees are translated into U.S. dollars using the exchange rates at the balance sheet date. The related translation adjustments are recorded in a separate component of shareholders’ equity, “Accumulated other comprehensive income (loss)”. Foreign currency transaction gains and losses are included in operations.

Advertising Expense

The Company records advertising expense as it is incurred. Advertising expenses from continuing operations were $82.0 million, $67.3 million and $107.9 million for the post-merger years ended December 31, 2010 and 2009 and the combined period ended December 31, 2008, respectively.

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

New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU updates ASC Topic 350, Intangibles—Goodwill and Other, to amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not currently have any reporting units with zero or negative carrying values.

In August 2010, the FASB issued ASU No. 2010-22, Accounting for Various Topics—Technical Corrections to SEC Paragraphs. This ASU amends various SEC paragraphs and became effective upon issuance. The adoption of ASU No. 2010-22 did not have a material impact on the Company’s financial position or results of operations.

In August 2010, the FASB issued ASU No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This ASU amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and became effective upon issuance. The Company adopted the provisions of ASU 2010-21 upon issuance with no material impact to the Company’s financial position or results of operations.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 updates ASC Topic 855, Subsequent Events. ASU 2010-09 removes the requirement to disclose the date through which an entity has evaluated subsequent events. The Company adopted the provisions of ASU 2010-09 upon issuance with no material impact to the Company’s financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. This update amends ASC Topic 820, Fair Value Measurements and Disclosures, to require new disclosures for significant transfers in and out of Level 1 and Level 2 fair value measurements, disaggregation regarding classes of assets and liabilities, valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 or Level 3. These disclosures are effective for the interim and annual reporting periods beginning after December 15, 2009. Additional new disclosures regarding the purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 beginning with the first interim period. The Company adopted certain of the relevant disclosure provisions of ASU 2010-06 on January 1, 2010 and adopted certain other provisions on January 1, 2011.

NOTE 2 – BUSINESS ACQUISITIONS

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

The Company also acquired assets in its operating segments in addition to the merger described above. The Company acquired FCC licenses in its radio segment for $11.7 million in cash during 2008. The Company acquired outdoor display faces and additional equity interests in international outdoor companies for $96.5 million in cash during 2008. The Company’s national representation business acquired representation contracts for $68.9 million in cash during 2008.

NOTE 3 – DISCONTINUED OPERATIONS

Sale of non-core radio stations and television business

Consistent with the provisions of ASC 360-10, the Company classified radio station assets as discontinued operations during 2008.

On March 14, 2008, Clear Channel completed the sale of its television business to Newport Television, LLC and recorded a gain of $662.9 million as a component of “Income (loss) from discontinued operations, net” in its consolidated statement of operations during the first quarter of 2008.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Summarized operating results for the year ended December 31, 2008 from these businesses classified as discontinued operations are as follows:

	Post-Merger	Pre-Merger
(In thousands)	Period from July 31 through December 31, 2008	Period from January 1 through July 30, 2008
Revenue	$1,364	$74,783
Income (loss) before income taxes	$(3,160)	$702,698

Included in income (loss) from discontinued operations, net is an income tax benefit of $1.3 million for the period July 31 through December 31, 2008. Included for the period from January 1 through July 30, 2008 is income tax expense of $62.4 million and a gain of $695.8 million related to the sale of Clear Channel’s television business and certain radio stations.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL

Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets at December 31, 2010 and 2009, respectively.

(In thousands)	December 31, 2010	December 31, 2009
Land, buildings and improvements	$652,575	$633,222
Structures	2,623,561	2,514,602
Towers, transmitters and studio equipment	397,434	381,046
Furniture and other equipment	282,385	234,101
Construction in progress	65,173	88,391

	4,021,128	3,851,362
Less: accumulated depreciation	875,574	518,969

Property, plant and equipment, net	$3,145,554	$3,332,393

Definite-lived Intangible Assets

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at December 31, 2010 and 2009, respectively:

(In thousands)	December 31, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture, and other outdoor contractual rights	$789,867	$241,461	$803,297	$166,803
Customer / advertiser relationships	1,210,205	289,824	1,210,205	169,897
Talent contracts	317,352	99,050	320,854	57,825
Representation contracts	231,623	101,650	218,584	54,755
Other	551,197	80,110	550,041	54,457

Total	$3,100,244	$812,095	$3,102,981	$503,737

Total amortization expense from continuing operations related to definite-lived intangible assets was $332.3 million, $341.6 million and $208.6 million for the post-merger years ended December 31, 2010 and 2009, and the combined period ended December 31, 2008, respectively.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As acquisitions and dispositions occur in the future, amortization expense may vary. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2011	$302,958
2012	289,694
2013	274,295
2014	253,772
2015	235,056

Goodwill and Indefinite-lived Intangible Assets

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

The Company’s billboard permits are granted for the right to operate an advertising structure at the specified location as long as the structure is in compliance with the laws and regulations of each jurisdiction. The Company’s permits are located on owned land, leased land or land for which we have acquired permanent easements. In cases where the Company’s permits are located on leased land, the leases typically have initial terms of between 10 and 20 years and renew indefinitely, with rental payments generally escalating at an inflation-based index. If the Company loses its lease, the Company will typically obtain permission to relocate the permit or bank it with the municipality for future use. Due to significant differences in both business practices and regulations, billboards in the International segment are subject to long-term, finite contracts unlike the Company’s permits in the United States and Canada. Accordingly, there are no indefinite-lived assets in the International segment.

The impairment tests for indefinite-lived intangible assets consist of a comparison between the fair value of the indefinite-lived intangible at the market level with its carrying amount. If the carrying amount of the indefinite-lived intangible exceeds its fair value, an impairment loss is recognized equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the indefinite-lived asset is its new accounting basis. The fair value of the indefinite-lived asset is determined using the direct valuation method as prescribed in ASC 805-20-S99. Under the direct valuation method, the fair value of the indefinite-lived asset is calculated at the market level as prescribed by ASC 350-30-35. The Company engaged Mesirow Financial, a third-party valuation firm, to assist it in the development of the assumptions and the Company’s determination of the fair value of its indefinite-lived assets.

The application of the direct valuation method attempts to isolate the income that is properly attributable to the indefinite-lived asset alone (that is, apart from tangible and identified intangible assets and goodwill). It is based upon modeling a hypothetical “greenfield” build-up to a “normalized” enterprise that, by design, lacks inherent goodwill and whose only other assets have essentially been paid for (or added) as part of the build-up process. The Company forecasts revenue, expenses, and cash flows over a ten-year period for each of its markets in its application of the direct valuation method. The Company also calculates a “normalized” residual year which represents the perpetual cash flows of each market. The residual year cash flow was capitalized to arrive at the terminal value of the licenses in each market.

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

The key assumptions using the direct valuation method are market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up capital costs and losses incurred during the build-up period, the risk-adjusted discount rate and terminal values. This data is populated using industry normalized information representing an average FCC license or billboard permit within a market.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Annual Impairment Test to FCC Licenses and Billboard permits

The Company performs its annual impairment test on October 1 of each year.

The aggregate fair value of the Company’s FCC licenses on October 1, 2010 increased approximately 14% from the fair value at October 1, 2009. The increase in fair value resulted primarily from improvements to general market conditions leading to increased advertising spending, which results in higher revenues for the industry.

The aggregate fair value of the Company’s permits on October 1, 2010 increased approximately 58% from the fair value at October 1, 2009. The increase in fair value resulted primarily from improvements to general market conditions leading to increased advertising spending, which results in higher revenues for the industry.

Although the aggregate fair values of FCC licenses and billboard permits increased, certain markets experienced continuing declines. As a result, impairment charges were recorded in 2010 for FCC licenses and billboard permits of $0.5 million and $4.8 million, respectively.

Interim Impairments to FCC Licenses

The Company performed interim impairment tests on its FCC licenses as of December 31, 2008 and again on June 30, 2009 as a result of the poor economic environment during those periods. In determining the fair value of the Company’s FCC licenses, the following key assumptions were used:

(i)	Industry revenue forecast by BIA Financial Network, Inc. (“BIA”) of 1.9% and 1.8%, respectively, were used during the three year build-up period in the December 31, 2008 and June 30, 2009 impairment tests;

(ii)	Operating margin of 12.5% in the first year gradually climbs to the industry average margin in year 3 of 30% and 29%, respectively, in the December 31, 2008 and June 30, 2009 impairment tests;

(iii)	2% revenue growth was assumed beyond the discrete build-up projection period in both the December 31, 2008 and June 30, 2009 impairment tests; and

(iv)	Assumed discount rates of 10% for the 13 largest markets and 10.5% for all other markets in both the December 31, 2008 and June 30, 2009 impairment tests;

The discount rate used in the December 31, 2008 impairment model increased 150 basis points compared to the discount rate used in the preliminary purchase price allocation as of July 30, 2008 which resulted in a decline in the fair value of the Company’s licenses. As a result, the Company recognized a non-cash impairment charge at December 31, 2008 in approximately one-quarter of its markets, which totaled $936.2 million.

The BIA forecast for 2009 declined 8.7% and declined between 13.8% and 15.7% through 2013 compared to the BIA forecasts used in the 2008 impairment test. Additionally, the industry profit margin declined 100 basis points from the 2008 impairment test. These market driven changes were primarily responsible for the decline in fair value of the FCC licenses below their carrying value. As a result, the Company recognized a non-cash impairment charge at June 30, 2009 in approximately one-quarter of its markets, which totaled $590.3 million.

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

Interim Impairments to Billboard Permits

The Company performed interim impairment tests on its billboard permits as of December 31, 2008 and again on June 30, 2009 as a result of the poor economic environment during those periods. In determining the fair value of the Company’s billboard permits, the following key assumptions were used:

(i)	Industry revenue growth of negative 9% and negative 16%, respectively, during the one year build-up period used in the December 31, 2008 and June 30, 2009 impairment tests;

(ii)	Cost structure reached a normalized level over a three year period and the operating margins gradually grew over that period to the industry average margins of 46% and 45%, respectively, in the December 31, 2008 and June 30, 2009 impairment tests. The margin in year three was the lower of the industry average margin or the actual margin for the market;

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(iii)	Industry average revenue growth of 3% beyond the discrete build-up projection period in the December 31, 2008 and June 30, 2009 impairment tests;

(iv)	Discount rates of 9.5% and 10%, respectively, in the December 31, 2008 and June 30, 2009 impairment tests.

The discount rate used in the December 31, 2008 impairment model increased approximately 100 basis points over the discount rate used to value the permits in the preliminary purchase price allocation as of July 30, 2008. Industry revenue forecasts declined 10% through 2013 compared to the forecasts used in the preliminary purchase price allocation as of July 30, 2008. These market driven changes were primarily responsible for the decline in fair value of the billboard permits below their carrying value. As a result, the Company recognized a non-cash impairment charge at December 31, 2008 which totaled $722.6 million.

The discount rate used in the June 30, 2009 impairment model increased approximately 50 basis points over the discount rate used to value the permits at December 31, 2008. Industry revenue forecasts declined 8% through 2013 compared to the forecasts used in the 2008 impairment test. These market driven changes were primarily responsible for the decline in fair value of the billboard permits below their carrying value. As a result, the Company recognized a non-cash impairment charge at June 30, 2009 in all but five of its markets in the United States and Canada, which totaled $345.4 million.

Annual Impairment Test to Goodwill

The Company performs its annual impairment test on October 1 of each year. The Company engaged Mesirow Financial to assist the Company in the development of its assumptions and the Company’s determination of the fair value of its reporting units.

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

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands)	Radio Broadcasting	Americas Outdoor Advertising	International Outdoor Advertising	Other	Consolidated
Post-Merger
Balance as of December 31, 2008	$5,579,190	$892,598	$287,543	$331,290	$7,090,621
Impairment	(2,420,897)	(390,374)	(73,764)	(211,988)	(3,097,023)
Acquisitions	4,518	2,250	110	—	6,878
Dispositions	(62,410)	—	—	(2,276)	(64,686)
Foreign currency	—	16,293	17,412	—	33,705
Purchase price adjustments - net	47,086	68,896	45,042	(482)	160,542
Other	(618)	(4,414)	—	—	(5,032)

Balance as of December 31, 2009	$3,146,869	$585,249	$276,343	$116,544	$4,125,005

Impairment	—	—	(2,142)	—	(2,142)
Acquisitions	—	—	—	342	342
Dispositions	(5,325)	—	—	—	(5,325)
Foreign currency	—	285	3,299	—	3,584
Other	(1,346)	—	(792)	—	(2,138)

Balance as of December 31, 2010	$3,140,198	$585,534	$276,708	$116,886	$4,119,326

The balance at December 31, 2008 is net of cumulative impairments of $1.1 billion, $2.3 billion, and $173.4 million in the Radio broadcasting, Americas outdoor and International outdoor segments, respectively.

The fair value of the Company’s reporting units on October 1, 2010 increased from the fair value at October 1, 2009. The increase in the fair value of the Company’s radio reporting unit was primarily the result of a 50 basis point decline in the discount rate and a $210.0 million increase related to industry projections. The increase in the fair value of the Company’s Americas outdoor reporting unit was primarily the result of a $638.6 million increase related to forecast revenues and operating margins. As a result of increase in fair value across the radio and Americas outdoor reporting units, no goodwill impairments were recognized in these segments. Within the Company’s International outdoor segment, one country experienced a decline in fair value which resulted in a $2.1 million non-cash impairment to goodwill.

Interim Impairment Tests to Goodwill

The discounted cash flow model indicated that the Company failed the first step of the impairment test for certain of its reporting units as of December 31, 2008 and June 30, 2009, which required it to compare the implied fair value of each reporting unit’s goodwill with its carrying value.

The Company forecasted revenue, expenses, and cash flows over a ten-year period for each of its reporting units. Historically, revenues in its industries have been highly correlated to economic cycles. Based on this consideration, among others, the assumed 2008 and 2009 revenue growth rates used in the December 31, 2008 and June 30, 2009 impairment models were negative followed by assumed revenue growth with an anticipated economic recovery in 2009 and 2010, respectively. The Company also calculated a “normalized” residual year which represents the perpetual cash flows of each reporting unit. The residual year cash flow was capitalized to arrive at the terminal value of the reporting unit.

The Company calculated the weighted average cost of capital (“WACC”) as of December 31, 2008 resulting in WACCs of 11%, 12.5% and 12.5% for each of the reporting units in the Radio, Americas outdoor and International outdoor segments, respectively. As of June 30, 2009, the Company calculated WACCs of 11%, 12.5% and 13.5% for each of the reporting units in the Radio, Americas outdoor and International outdoor segments, respectively.

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

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NOTE 5 – INVESTMENTS

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

Summarized Financial Information

The following table summarizes the Company’s investments in nonconsolidated affiliates:

(In thousands)	ARN	Grupo ACIR	All Others	Total
Balance at December 31, 2008	$290,808	$41,518	$51,811	$384,137
Reclass to cost method investments and other	—	(17,469)	1,283	(16,186)
Dispositions of investments, net	—	(19,153)	(19)	(19,172)
Cash advances (repayments)	(17,263)	3	4,402	(12,858)
Equity in net earnings (loss)	15,191	(4,372)	(31,508)	(20,689)
Foreign currency transaction adjustment	(10,354)	—	—	(10,354)
Foreign currency translation adjustment	42,396	(527)	819	42,688
Fair value adjustments	—	—	(2,217)	(2,217)

Balance at December 31, 2009	$320,778	$—	$24,571	$345,349
Reclass to cost method investments and other	—	—	1,574	1,574
Dispositions of investments, net	—	—	(987)	(987)
Cash advances	—	—	2,556	2,556
Equity in net earnings (loss)	15,685	—	(9,983)	5,702
Foreign currency transaction adjustment	(6,881)	—	—	(6,881)
Foreign currency translation adjustment	21,589	—	(434)	21,155
Distributions received	(8,386)	—	(2,331)	(10,717)

Balance at December 31, 2010	$342,785	$—	$14,966	$357,751

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The investments in the table above are not consolidated, but are accounted for under the equity method of accounting, whereby the Company records its investments in these entities in the balance sheet as “Other assets.” The Company’s interests in their operations are recorded in the statement of operations as “Equity in earnings (loss) of nonconsolidated affiliates”.

Other Investments

Other investments of $75.3 million and $44.7 million at December 31, 2010 and 2009, respectively, include marketable equity securities and other investments classified as follows:

(In thousands)		Gross Unrealized	Gross Unrealized	Fair
Investments	Cost	Losses	Gains	Value
2010
Available-for sale	$12,614	$—	$57,945	$70,559
Other cost investments	4,773	—	—	$4,773

Total	$17,387	$—	$57,945	$75,332

2009
Available-for sale	$19,104	$(12,237)	$32,035	$38,902
Other cost investments	5,783	—	—	5,783

Total	$24,887	$(12,237)	$32,035	$44,685

The Company’s available-for-sale security, Independent News & Media PLC (“INM”), was in an unrealized loss position for an extended period of time in 2008 and 2009. As a result, the Company considered the guidance in ASC 320-10-S99 and reviewed the length of the time and the extent to which the market value was less than cost and the financial condition and near-term prospects of the issuer. After this assessment, the Company concluded that the impairment was other than temporary and recorded a non-cash impairment charge of $11.3 million and $59.8 million in “Gain (loss) on marketable securities” for the years ended December 31, 2009 and 2008, respectively. The fair value of this investment has continued to decline throughout 2010 and the Company has concluded based on the guidance in ASC 320-10-S99 that such decline is other than temporary. Accordingly, the Company recorded a non-cash impairment charge of $6.5 million in 2010 to write the investment down to fair value, recorded in “Gain (loss) on marketable securities.”

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

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 - ASSET RETIREMENT OBLIGATION

The Company’s asset retirement obligation is reported in “Other long-term liabilities” and relates to its obligation to dismantle and remove outdoor advertising displays from leased land and to reclaim the site to its original condition upon the termination or non-renewal of a lease. Asset retirement obligations are also recorded as necessary for other structures residing on leased property. When the liability is recorded, the cost is capitalized as part of the related long-lived assets’ carrying value. Due to the high rate of lease renewals over a long period of time, the calculation assumes that all related assets will be removed at some period over the next 50 years. An estimate of third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site. The interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk adjusted credit rate for the same period.

The following table presents the activity related to the Company’s asset retirement obligation:

(In thousands)	Years Ended December 31,
	2010	2009
Beginning balance	$51,301	$55,592
Adjustment due to change in estimate of related costs	(1,839)	(6,721)
Accretion of liability	5,202	5,209
Liabilities settled	(2,565)	(2,779)

Ending balance	$52,099	$51,301

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - LONG-TERM DEBT

Long-term debt at December 31, 2010 and 2009 consisted of the following:

(In thousands)	December 31, 2010	December 31, 2009
Senior Secured Credit Facilities:
Term loan A Facility Due 2014 (1)	$1,127,657	$1,127,657
Term loan B Facility Due 2016	9,061,911	9,061,911
Term loan C - Asset Sale Facility Due 2016 (1)	695,879	695,879
Revolving Credit Facility Due 2014	1,842,500	1,812,500
Delayed Draw Facilities Due 2016	1,013,227	874,432
Receivables Based Facility Due 2014	384,232	355,732
Other Secured Long-term Debt	4,692	5,225

Total Consolidated Secured Debt	14,130,098	13,933,336

Senior Cash Pay Notes	796,250	796,250
Senior Toggle Notes	829,831	915,200
Clear Channel Senior Notes:
7.65% Senior Notes Due 2010	—	116,181
4.5% Senior Notes Due 2010	—	239,975
6.25% Senior Notes Due 2011	692,737	692,737
4.4% Senior Notes Due 2011	140,241	140,241
5.0% Senior Notes Due 2012	249,851	249,851
5.75% Senior Notes Due 2013	312,109	312,109
5.5% Senior Notes Due 2014	541,455	541,455
4.9% Senior Notes Due 2015	250,000	250,000
5.5% Senior Notes Due 2016	250,000	250,000
6.875% Senior Debentures Due 2018	175,000	175,000
7.25% Senior Debentures Due 2027	300,000	300,000
Subsidiary Senior Notes:
9.25% Series A Senior Notes Due 2017	500,000	500,000
9.25% Series B Senior Notes Due 2017	2,000,000	2,000,000
Other long-term debt	63,115	77,657
Purchase accounting adjustments and original issue discount	(623,335)	(788,087)

	20,607,352	20,701,905
Less: current portion	867,735	398,779

Total long-term debt	$19,739,617	$20,303,126

(1)	These facilities are subject to an amortization schedule with the final payment on the Term Loan A and Term Loan C due 2014 and 2016, respectively.

The Company’s weighted average interest rate at December 31, 2010 was 5.8%. The aggregate market value of the Company’s debt based on quoted market prices for which quotes were available was approximately $18.7 billion and $17.7 billion at December 31, 2010 and 2009, respectively.

The Company and its subsidiaries have from time to time repurchased certain debt obligations of Clear Channel and may in the future, as part of various financing and investment strategies, purchase additional outstanding indebtedness of Clear Channel or its subsidiaries or outstanding equity securities of Clear Channel Outdoor Holdings, Inc. (“CCOH”) or CCMH, in tender offers, open market purchases, privately negotiated transactions or

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

otherwise. The Company or its subsidiaries may also sell certain assets or properties and use the proceeds to reduce its indebtedness. These purchases or sales, if any, could have a material positive or negative impact on the Company’s liquidity available to repay outstanding debt obligations or on the Company’s consolidated results of operations. These transactions could also require or result in amendments to the agreements governing outstanding debt obligations or changes in the Company’s leverage or other financial ratios, which could have a material positive or negative impact on the Company’s ability to comply with the covenants contained in its debt agreements. These transactions, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Senior Secured Credit Facilities

Borrowings under Clear Channel’s senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at Clear Channel’s option, either (i) a base rate determined by reference to the higher of (A) the prime lending rate publicly announced by the administrative agent and (B) the Federal funds effective rate from time to time plus 0.50%, or (ii) a Eurocurrency rate determined by reference to the costs of funds for deposits for the interest period relevant to such borrowing adjusted for certain additional costs.

The margin percentages applicable to the term loan facilities and revolving credit facility are the following percentages per annum:

•	with respect to loans under the term loan A facility and the revolving credit facility, (i) 2.40% in the case of base rate loans and (ii) 3.40% in the case of Eurocurrency rate loans; and

•

with respect to loans under the term loan B facility, term loan C - asset sale facility and delayed draw term loan facilities, (i) 2.65%, in the case of base rate loans and (ii) 3.65%, in the case of Eurocurrency rate loans.

The margin percentages are subject to adjustment based upon Clear Channel’s leverage ratio.

Clear Channel is required to pay each revolving credit lender a commitment fee in respect of any unused commitments under the revolving credit facility, which is currently 0.50% per annum, but subject to adjustment based on Clear Channel’s leverage ratio. The delayed draw term facilities are fully drawn, therefore there are currently no commitment fees associated with any unused commitments thereunder.

Prepayments

The senior secured credit facilities require Clear Channel to prepay outstanding term loans, subject to certain exceptions, with:

•

50% (which percentage may be reduced to 25% and to 0% based upon Clear Channel’s leverage ratio) of Clear Channel’s annual excess cash flow (as calculated in accordance with the senior secured credit facilities), less any voluntary prepayments of term loans and revolving credit loans (to the extent accompanied by a permanent reduction of the commitment) and subject to customary credits;

•	100% of the net cash proceeds of sales or other dispositions of specified assets being marketed for sale (including casualty and condemnation events), subject to certain exceptions;

•

100% (which percentage may be reduced to 75% and 50% based upon Clear Channel’s leverage ratio) of the net cash proceeds of sales or other dispositions by Clear Channel or its wholly-owned restricted subsidiaries of assets other than specified assets being marketed for sale, subject to reinvestment rights and certain other exceptions; and

•

100% of the net cash proceeds of (i) any incurrence of certain debt, other than debt permitted under Clear Channel’s senior secured credit facilities, (ii) certain securitization financing and (iii) certain issuances of Permitted Additional Notes (as defined in the senior secured credit facilities).

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

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Clear Channel may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency rate loans.

Amortization of Term Loans

Clear Channel is required to repay the loans under the term loan facilities, after giving effect to the December 2009 prepayment of $2.0 billion of term loans with proceeds from the issuance of subsidiary senior notes discussed elsewhere in this MD&A, as follows:

•

The term loan A facility amortizes in quarterly installments commencing on the third interest payment date after the fourth anniversary of the closing date of the merger, in annual amounts equal to 4.7% of the original funded principal amount of such facility in year five, 10% thereafter, with the balance being payable on the final maturity date (July 2014) of such term loans;

•	The term loan B facility and the delayed draw facilities will be payable in full on the final maturity date (January 2016) of such term loans; and

•

The term loan C – asset sale facility amortizes in quarterly installments on the first interest payment date after the third anniversary of the closing date of the merger, in annual amounts equal to 2.5% of the original funded principal amount of such facilities in years four and five and 1% thereafter, with the balance being payable on the final maturity date (January 2016) of such term loans.

Collateral and Guarantees

The senior secured credit facilities are guaranteed by the Company and each of the Company’s existing and future material wholly-owned domestic restricted subsidiaries, subject to certain exceptions.

All obligations under the senior secured credit facilities, and the guarantees of those obligations, are secured, subject to permitted liens, including prior liens permitted by the indenture governing the Clear Channel senior notes, and other exceptions, by:

•	a lien on the capital stock of Clear Channel;

•	100% of the capital stock of any future material wholly-owned domestic license subsidiary that is not a “Restricted Subsidiary” under the indenture governing the Clear Channel senior notes;

•	certain assets that do not constitute “principal property” (as defined in the indenture governing the Clear Channel senior notes);

•

certain specified assets of Clear Channel and the guarantors that constitute “principal property” (as defined in the indenture governing the Clear Channel senior notes) securing obligations under the senior secured credit facilities up to the maximum amount permitted to be secured by such assets without requiring equal and ratable security under the indenture governing the Clear Channel senior notes; and

•

a lien on the accounts receivable and related assets securing Clear Channel’s receivables based credit facility that is junior to the lien securing Clear Channel’s obligations under such credit facility.

The obligations of any foreign subsidiaries that are borrowers under the revolving credit facility are also guaranteed by certain of their material wholly-owned restricted subsidiaries, and secured by substantially all assets of all such borrowers and guarantors, subject to permitted liens and other exceptions.

Certain Events of Default

The senior secured credit facilities contain a financial covenant that requires Clear Channel to comply on a quarterly basis with a maximum consolidated senior secured net debt to adjusted EBITDA ratio (maximum of 9.5:1). This financial covenant becomes more restrictive over time. Clear Channel’s senior secured debt consists of the senior secured facilities, the receivables based credit facility and certain other secured subsidiary debt. The Company was in compliance with this covenant as of December 31, 2010.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In addition, the senior secured credit facilities include negative covenants that, subject to significant exceptions, limit the Company’s ability and the ability of its restricted subsidiaries to, among other things:

•	incur additional indebtedness;

•	create liens on assets;

•	engage in mergers, consolidations, liquidations and dissolutions;

•	sell assets;

•	pay dividends and distributions or repurchase Clear Channel’s capital stock;

•	make investments, loans, or advances;

•	prepay certain junior indebtedness;

•	engage in certain transactions with affiliates;

•	amend material agreements governing certain junior indebtedness; and

•	change lines of business.

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

Receivables Based Credit Facility

As of December 31, 2010, the Company had a total of $384.2 million outstanding under Clear Channel’s receivables based credit facility.

The receivables based credit facility provides revolving credit of $783.5 million, subject to a borrowing base. The borrowing base at any time equals 85% of the Company’s and certain of its subsidiaries’ eligible accounts receivable. The receivables based credit facility includes a letter of credit sub-facility and a swingline loan sub-facility. The maturity of the receivables based credit facility is July 2014.

All borrowings under the receivables based credit facility are subject to the absence of any default, the accuracy of representations and warranties and compliance with the borrowing base. In addition, borrowings under the receivables based credit facility, excluding the initial borrowing, are subject to compliance with a minimum fixed charge coverage ratio of 1.0:1.0 if at any time excess availability under the receivables based credit facility is less than $50 million, or if aggregate excess availability under the receivables based credit facility and revolving credit facility is less than 10% of the borrowing base.

Clear Channel and certain subsidiary borrowers are the borrowers under the receivables based credit facility. Clear Channel has the ability to designate one or more of its restricted subsidiaries as borrowers under the receivables based credit facility. The receivables based credit facility loans and letters of credit are available in U.S. dollars.

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

The margin percentage applicable to the receivables based credit facility is (i) 1.40%, in the case of base rate loans and (ii) 2.40% in the case of Eurocurrency rate loans subject to adjustment if Clear Channel’s leverage ratio of total debt to EBITDA decreases below 7 to 1.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Clear Channel is required to pay each lender a commitment fee in respect of any unused commitments under the receivables based credit facility, which is currently 0.375% per annum, subject to adjustment based on Clear Channel’s leverage ratio.

Prepayments

If at any time the sum of the outstanding amounts under the receivables based credit facility (including the letter of credit outstanding amounts and swingline loans thereunder) exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitments under the receivables based credit facility, Clear Channel will be required to repay outstanding loans and cash collateralize letters of credit in an aggregate amount equal to such excess.

Clear Channel may voluntarily repay outstanding loans under the receivables based credit facility at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency rate loans.

Collateral and Guarantees

The receivables based credit facility is guaranteed by, subject to certain exceptions, the guarantors of the senior secured credit facilities. All obligations under the receivables based credit facility, and the guarantees of those obligations, are secured by a perfected security interest in all of the Company’s and all of the guarantors’ accounts receivable and related assets and proceeds thereof, that is senior to the security interest of the senior secured credit facilities in such accounts receivable and related assets and proceeds thereof, subject to permitted liens, including prior liens permitted by the indenture governing the Clear Channel senior notes, and certain exceptions.

The receivables based credit facility includes negative covenants, representations, warranties, events of default, and termination provisions substantially similar to those governing the senior secured credit facilities.

Senior Cash Pay Notes and Senior Toggle Notes

As of December 31, 2010, the Company had outstanding $796.3 million aggregate principal amount of 10.75% senior cash pay notes due 2016 and $829.8 million aggregate principal amount of 11.00%/11.75% senior toggle notes due 2016.

The senior cash pay notes and senior toggle notes are unsecured and are guaranteed by the Company and each of its existing and future material wholly-owned domestic restricted subsidiaries, subject to certain exceptions. The senior toggle notes mature on August 1, 2016 and may require a special redemption of up to $30.0 million on August 1, 2015. Clear Channel may elect on each interest election date to pay all or 50% of such interest on the senior toggle notes in cash or by increasing the principal amount of the senior toggle notes or by issuing new senior toggle notes (such increase or issuance, “PIK Interest”). Interest on the senior toggle notes payable in cash will accrue at a rate of 11.00% per annum and PIK Interest will accrue at a rate of 11.75% per annum.

Clear Channel may redeem some or all of the senior cash pay notes and senior toggle notes at any time prior to August 1, 2012, at a price equal to 100% of the principal amount of such notes plus accrued and unpaid interest thereon to the redemption date and an “applicable premium,” as described in the indenture governing such notes. Clear Channel may redeem some or all of the senior cash pay notes and senior toggle notes at any time on or after August 1, 2012 at the redemption prices set forth in the indenture governing such notes. In addition, Clear Channel may redeem up to 40% of any series of the outstanding senior cash pay notes and senior toggle notes at any time on or prior to August 1, 2011 with the net cash proceeds raised in one or more equity offerings. If Clear Channel undergoes a change of control, sells certain of the Company’s assets, or issues certain debt, it may be required to offer to purchase the senior cash pay notes and senior toggle notes from holders.

The senior cash pay notes and senior toggle notes are senior unsecured debt and rank equal in right of payment with all of the Company’s existing and future senior debt. Guarantors of obligations under the senior secured credit facilities and the receivables based credit facility guarantee the senior cash pay notes and senior toggle notes with unconditional guarantees that are unsecured and equal in right of payment to all existing and future senior debt of such guarantors, except that the guarantees are subordinated in right of payment only to the guarantees of obligations under the senior secured credit facilities and the receivables based credit facility. In addition, the senior cash pay notes and senior toggle notes and the guarantees are structurally senior to the Clear Channel senior notes

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and existing and future debt to the extent that such debt is not guaranteed by the guarantors of the senior cash pay notes and senior toggle notes. The senior cash pay notes and senior toggle notes and the guarantees are effectively subordinated to the Company’s existing and future secured debt and that of the guarantors to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all obligations of subsidiaries that do not guarantee the senior cash pay notes and senior toggle notes.

On July 16, 2010, Clear Channel made the election to pay interest on the senior toggle notes entirely in cash, effective for the interest period commencing August 1, 2010. Assuming the cash interest election remains in effect for the remaining term of the notes, Clear Channel will be contractually obligated to make a payment to bondholders of $57.4 million on August 1, 2013.

Clear Channel Senior Notes

As of December 31, 2010, Clear Channel’s senior notes and debentures represented approximately $2.9 billion of aggregate principal amount of indebtedness outstanding.

The senior notes and debentures were the obligations of Clear Channel prior to the merger. The senior notes and debentures are senior, unsecured obligations that are effectively subordinated to the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness and the guarantees of such indebtedness from the Company’s existing and future material wholly-owned domestic restricted subsidiaries, subject to certain exceptions. The senior notes and debentures rank equally in right of payment with all of the Company’s existing and future senior indebtedness and senior in right of payment to all existing and future subordinated indebtedness. The senior notes and debentures are not guaranteed by Clear Channel’s subsidiaries.

Subsidiary Senior Notes

As of December 31, 2010, the Company had outstanding $2.5 billion aggregate principal amount of subsidiary senior notes, which consisted of $500.0 million aggregate principal amount of Series A Senior Notes due 2017 (the “Series A Notes”) and $2.0 billion aggregate principal amount of Series B Senior Notes due 2017 (the “Series B Notes”). The subsidiary senior notes were issued by Clear Channel Worldwide Holdings, Inc. (“CCWH”) and are guaranteed by CCOH, Clear Channel Outdoor, Inc. (“CCOI”) and certain of CCOH’s direct and indirect subsidiaries.

The subsidiary senior notes bear interest on a daily basis and contain customary provisions, including covenants requiring the Company to maintain certain levels of credit availability and limitations on incurring additional debt.

The subsidiary senior notes are senior obligations that rank pari passu in right of payment to all unsubordinated indebtedness of CCWH and the guarantees of the subsidiary senior notes rank pari passu in right of payment to all unsubordinated indebtedness of the guarantors.

The indentures governing the subsidiary senior notes require the Company to maintain at least $100 million in cash or other liquid assets or have cash available to be borrowed under committed credit facilities consisting of (i) $50.0 million at the issuer and guarantor entities (principally the Americas outdoor segment) and (ii) $50.0 million at the non-guarantor subsidiaries (principally the International outdoor segment) (together the “Liquidity Amount”), in each case under the sole control of the relevant entity. In the event of a bankruptcy, liquidation, dissolution, reorganization, or similar proceeding of Clear Channel, for the period thereafter that is the shorter of such proceeding and 60 days, the Liquidity Amount shall be reduced to $50.0 million, with a $25.0 million requirement at the issuer and guarantor entities and a $25.0 million requirement at the non-guarantor subsidiaries.

In addition, interest on the subsidiary senior notes accrues daily and is payable into an account established by the trustee for the benefit of the bondholders (the “Trustee Account”). Failure to make daily payment on any day does not constitute an event of default so long as (a) no payment or other transfer by CCOH or any of its subsidiaries shall have been made on such day under the cash management sweep with Clear Channel and (b) on each semiannual interest payment date the aggregate amount of funds in the Trustee Account is equal to at least the aggregate amount of accrued and unpaid interest on the subsidiary senior notes.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The indenture governing the Series A Notes contains covenants that limit CCOH and its restricted subsidiaries ability to, among other things:

•	incur or guarantee additional debt to persons other than Clear Channel and its subsidiaries (other than CCOH) or issue certain preferred stock;

•	create liens on its restricted subsidiaries’ assets to secure such debt;

•	create restrictions on the payment of dividends or other amounts to CCOH from its restricted subsidiaries that are not guarantors of the notes;

•	enter into certain transactions with affiliates;

•	merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of its assets; and

•	sell certain assets, including capital stock of its subsidiaries, to persons other than Clear Channel and its subsidiaries (other than CCOH).

The indenture governing the Series A Notes does not include limitations on dividends, distributions, investments or asset sales.

The indenture governing the Series B Notes contains covenants that limit CCOH and its restricted subsidiaries ability to, among other things:

•	incur or guarantee additional debt or issue certain preferred stock;

•	redeem, repurchase or retire CCOH’s subordinated debt;

•	make certain investments;

•	create liens on its or its restricted subsidiaries’ assets to secure debt;

•	create restrictions on the payment of dividends or other amounts to it from its restricted subsidiaries that are not guarantors of the subsidiary senior notes;

•	enter into certain transactions with affiliates;

•	merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of its assets;

•	sell certain assets, including capital stock of its subsidiaries;

•	designate its subsidiaries as unrestricted subsidiaries;

•	pay dividends, redeem or repurchase capital stock or make other restricted payments; and

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

The Series A Notes indenture and Series B Notes indenture restrict CCOH’s ability to incur additional indebtedness but permit CCOH to incur additional indebtedness based on an incurrence test. In order to incur additional indebtedness under this test, CCOH’s debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 6.5:1 and 3.25:1 for total debt and senior debt, respectively. The indentures contain certain other exceptions that allow CCOH to incur additional indebtedness. The Series B Notes indenture also permits CCOH to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if its debt to adjusted EBITDA ratios (as defined by the indenture) are lower than 6.0:1 and 3.0:1 for total debt and senior debt, respectively. The Series A Notes indenture does not limit CCOH’s ability to pay dividends. The Series B Notes indenture contains certain exceptions that allow CCOH to incur additional indebtedness and pay dividends, including a $500.0 million exception for the payment of dividends. CCOH was in compliance with these covenants as of December 31, 2010.

A portion of the proceeds of the subsidiary senior notes offering were used to (i) pay the fees and expenses of the offering, (ii) fund $50.0 million of the Liquidity Amount (the $50.0 million liquidity amount of the non-guarantor subsidiaries was satisfied) and (iii) apply $2.0 billion of the cash proceeds (which amount is equal to the aggregate principal amount of the Series B Notes) to repay an equal amount of indebtedness under Clear Channel’s senior secured credit facilities. In accordance with the senior secured credit facilities, the $2.0 billion cash proceeds were applied ratably to the term loan A, term loan B, and both delayed draw term loan facilities, and within each such class, such prepayment was applied to remaining scheduled installments of principal.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The balance of the proceeds is available to CCOI for general corporate purposes. In this regard, all of the remaining proceeds could be used to pay dividends from CCOI to CCOH. In turn, CCOH could declare a dividend to its shareholders of which Clear Channel would receive its proportionate share. Payment of such dividends would not be prohibited by the terms of the subsidiary senior notes or any of the loan agreements or credit facilities of CCOI or CCOH.

Refinancing Transactions

Clear Channel announced on February 7, 2011 that it intends to offer, subject to market and customary conditions, $750 million in aggregate principal amount of priority guarantee notes due 2021 (the “Notes”) in a private offering that is exempt from registration under the Securities Act of 1933, as amended. Clear Channel intends to use the proceeds of the Notes together with cash on hand to repay $500 million of the indebtedness outstanding under its senior secured credit facilities, to repay at maturity $250 million in aggregate principal amount of its 6.25% senior notes due 2011, to pay fees and expenses incurred in connection with concurrent amendments to its senior secured credit facilities and its receivables based credit facility, the receipt of which is a condition to completion of the offering, and to pay fees and expenses in connection with the offering.

The concurrent amendments to its senior secured credit facilities and its receivables based credit facility would, among other things, permit Clear Channel to request future extensions of the maturities of its senior secured credit facilities, provide Clear Channel with greater flexibility in the use of its accordion provisions, provide Clear Channel with greater flexibility to incur new debt, provided that such new debt is used to pay down senior secured credit facility indebtedness, and provide greater flexibility for Clear Channel’s indirect subsidiary, CCOH, and its subsidiaries to incur new debt (provided the incurrence of that new debt is otherwise permitted to be incurred by such subsidiaries).

The Notes and related guarantees will be offered only to “qualified institutional buyers” in reliance on the exemption from registration pursuant to Rule 144A under the Securities Act and to persons outside of the United States in compliance with Regulation S under the Securities Act. The Notes and the related guarantees have not been registered under the Securities Act, or the securities laws of any state or other jurisdiction, and may not be offered or sold in the United States without registration or an applicable exemption from the Securities Act and applicable state securities or blue sky laws and foreign securities laws.

This disclosure is for informational purposes only and shall not constitute an offer to sell nor the solicitation of an offer to buy the Notes or any other securities. The Notes offering is not being made to any person in any jurisdiction in which the offer, solicitation or sale is unlawful. Any offers of the Notes will be made only by means of a private offering circular.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Debt Repurchases, Tender Offers, Maturities and Other

Between 2008 and 2010, CC Investments, Inc. (“CC Investments”), CC Finco, LLC and Clear Channel Acquisition, LLC (previously known as CC Finco II, LLC), indirect wholly-owned subsidiaries of the Company, repurchased certain of Clear Channel’s outstanding senior notes, senior cash pay notes and senior toggle notes through open market repurchases, privately negotiated transactions and tenders as shown in the table below. Notes repurchased and held by CC Investments, CC Finco, LLC and Clear Channel Acquisition, LLC are eliminated in consolidation.

(In thousands)	Post-Merger Periods Ended December 31,
	2010	2009	2008
CC Investments
Principal amount of debt repurchased	$185,185	$—	$—
Deferred loan costs and other	104	—	—
Gain recorded in “Other income (expense) – net” (2)	(60,289)	—	—

Cash paid for repurchases of long-term debt	$125,000	$—	$—

CC Finco, LLC
Principal amount of debt repurchased	$—	$801,302	$102,241
Purchase accounting adjustments (1)	—	(146,314)	(24,367)
Deferred loan costs and other	—	(1,468)	—
Gain recorded in “Other income (expense) – net” (2)	—	(368,591)	(53,449)

Cash paid for repurchases of long-term debt	$—	$284,929	$24,425

Clear Channel Acquisition, LLC
Principal amount of debt repurchased (3)	$—	$433,125	$—
Deferred loan costs and other	—	(813)	—
Gain recorded in “Other income (expense) – net” (2)	—	(373,775)	—

Cash paid for repurchases of long-term debt	$—	$58,537	$—

(1)	Represents unamortized fair value purchase accounting discounts recorded as a result of the merger.
(2)	CC Investments, CC Finco, LLC and Clear Channel Acquisition, LLC, repurchased certain of Clear Channel’s senior notes, senior cash pay notes and senior toggle notes at a discount, resulting in a gain on the extinguishment of debt.
(3)	Clear Channel Acquisition, LLC immediately cancelled these notes subsequent to the purchase.

During 2010, Clear Channel repaid its remaining 7.65% senior notes upon maturity for $138.8 million, including $5.1 million of accrued interest, with proceeds from its delayed draw term loan facility that was specifically designated for this purpose. Also during 2010, Clear Channel repaid its remaining 4.50% senior notes upon maturity for $240.0 million with available cash on hand.

During 2009, Clear Channel repaid the remaining principal amount of its 4.25% senior notes at maturity with a draw under the $500.0 million delayed draw term loan facility that was specifically designated for this purpose.

On November 24, 2008, Clear Channel announced that it commenced a cash tender offer to purchase its outstanding 7.65% Senior Notes due 2010. The tender offer and consent payment expired on December 23, 2008. The aggregate principal amount of 7.65% senior notes validly tendered and accepted for payment was $252.4 million. The Company recorded an aggregate gain on the extinguishment of debt of $74.7 million in “Other income (expense) — net” during the post-merger period as a result of this tender offer.

Clear Channel repurchased $639.2 million aggregate principal amount of the AMFM Operating Inc. 8% senior notes pursuant to a tender offer and consent solicitation in connection with the merger. The remaining 8% senior notes were repaid at maturity on November 1, 2008. The aggregate loss on the extinguishment of debt recorded in “Other income (expense) — net” in 2008 as a result of the tender offer for the AMFM Operating Inc. 8% senior notes was $8.0 million.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

On January 15, 2008, Clear Channel repaid its 4.625% senior notes at their maturity for $500.0 million with proceeds from its bank credit facility. On June 15, 2008, Clear Channel repaid its 6.625% Senior Notes at their maturity for $125.0 million with available cash on hand.

Future maturities of long-term debt at December 31, 2010 are as follows:

(In thousands)
2011	$885,087
2012	292,819
2013	459,778
2014	3,775,159
2015	254,173
Thereafter	15,563,671

Total (1)	$21,230,687

(1)	Excludes a negative purchase accounting fair value adjustment of $623.3 million, which is amortized through interest expense over the life of the underlying debt obligations.

NOTE 8 - FINANCIAL INSTRUMENTS

Interest Rate Swaps

The Company’s $2.5 billion notional amount interest rate swap agreement is designated as a cash flow hedge and the effective portion of the gain or loss on the swap is reported as a component of other comprehensive income. Ineffective portions of a cash flow hedging derivative’s change in fair value are recognized currently in earnings. No ineffectiveness was recorded in earnings related to this interest rate swap.

The Company entered into its swap agreement to effectively convert a portion of its floating-rate debt to a fixed basis, thus reducing the impact of interest rate changes on future interest expense. The Company assesses at inception, and on an ongoing basis, whether its interest rate swap agreement is highly effective in offsetting changes in the interest expense of its floating rate debt. A derivative that is not a highly effective hedge does not qualify for hedge accounting.

The Company continually monitors its positions with, and credit quality of, the financial institution which is counterparty to its interest rate swap. The Company may be exposed to credit loss in the event of nonperformance by its counterparty to the interest rate swap. However, the Company considers this risk to be low. If a derivative instrument no longer qualifies as a cash flow hedge, hedge accounting is discontinued and the gain or loss that was recorded in other comprehensive income is recognized currently in income.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 – FAIR VALUE MEASUREMENTS

The Company adopted FASB Statement No. 157, Fair Value Measurements, codified in ASC 820-10, on January 1, 2008 and began to apply its recognition and disclosure provisions to its financial assets and financial liabilities that are remeasured at fair value at least annually. ASC 820-10-35 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company’s marketable equity securities and interest rate swap are measured at fair value on each reporting date.

The marketable equity securities are measured at fair value using quoted prices in active markets. Due to the fact that the inputs used to measure the marketable equity securities at fair value are observable, the Company has categorized the fair value measurements of the securities as Level 1. The fair value of these securities at December 31, 2010 and 2009 was $70.6 million and $38.9 million, respectively.

The swap agreement is valued using a discounted cash flow model that takes into account the present value of the future cash flows under the terms of the agreements by using market information available as of the reporting date, including prevailing interest rates and credit spread. Due to the fact that the inputs are either directly or indirectly observable, the Company classified the fair value measurement of the agreement as Level 2.

In accordance with ASC 815-20-35-9, as the critical terms of the swap and the floating-rate debt being hedged were the same at inception and remained the same during the current period, no ineffectiveness was recorded in earnings.

The fair value of the Company’s $2.5 billion notional amount interest rate swap designated as a hedging instrument and recorded in “Other long-term liabilities” was $213.1 million at December 31, 2010.

As of December 31, 2009, the Company had an aggregate $6.0 billion notional amount of interest rate swap agreements with an aggregate fair value of $237.2 million recorded in “Other long-term liabilities”. In October of 2010, $3.5 billion notional amount of interest rate swap agreements matured.

The following table provides the beginning and ending accumulated other comprehensive loss and the current period activity related to the interest rate swap agreements:

(In thousands)	Accumulated other comprehensive loss
Balance at January 1, 2009	$75,079
Other comprehensive loss	74,100

Balance at December 31, 2009	149,179
Other comprehensive income	15,112

Balance at December 31, 2010	$134,067

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company accounts for its rentals that include renewal options, annual rent escalation clauses, minimum franchise payments and maintenance related to displays under the guidance in ASC 840.

The Company considers its non-cancelable contracts that enable it to display advertising on buses, trains, bus shelters, etc. to be leases in accordance with the guidance in ASC 840-10. These contracts may contain minimum annual franchise payments which generally escalate each year. The Company accounts for these minimum franchise payments on a straight-line basis. If the rental increases are not scheduled in the lease, for example an increase based on the CPI, those rents are considered contingent rentals and are recorded as expense when accruable. Other contracts may contain a variable rent component based on revenue. The Company accounts for these variable components as contingent rentals and records these payments as expense when accruable.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company’s contracts with municipal bodies or private companies relating to street furniture, billboards, transit and malls generally require the Company to build bus stops, kiosks and other public amenities or advertising structures during the term of the contract. The Company owns these structures and is generally allowed to advertise on them for the remaining term of the contract. Once the Company has built the structure, the cost is capitalized and expensed over the shorter of the economic life of the asset or the remaining life of the contract.

Certain of the Company’s contracts contain penalties for not fulfilling its commitments related to its obligations to build bus stops, kiosks and other public amenities or advertising structures. Historically, any such penalties have not materially impacted the Company’s financial position or results of operations.

As of December 31, 2010, the Company’s future minimum rental commitments under non-cancelable operating lease agreements with terms in excess of one year, minimum payments under non-cancelable contracts in excess of one year, and capital expenditure commitments consist of the following:

(In thousands)	Non-Cancelable Operating Leases	Non-Cancelable Contracts	Capital Expenditure Commitments
2011	$369,012	$541,186	$48,059
2012	316,789	419,836	28,501
2013	291,769	351,403	15,486
2014	257,064	307,978	7,395
2015	249,459	281,004	4,344
Thereafter	1,325,325	624,004	3,322

Total	$2,809,418	$2,525,411	$107,107

Rent expense charged to continuing operations for the years ended December 31, 2010 and 2009 was $1.10 billion and $1.13 billion, respectively. Rent expense charged to continuing operations for the post-merger period from July 31, 2008 to December 31, 2008 and the pre-merger period from January 1, 2008 to July 30, 2008 was $526.6 million and $755.4 million, respectively.

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

In 2006, two of the Company’s operating businesses (L&C Outdoor Ltda. (“L&C”) and Publicidad Klimes Sao Paulo Ltda. (“Klimes”), respectively) in the Sao Paulo, Brazil market received notices of infraction from the state taxing authority, seeking to impose a value added tax (“VAT”) on such businesses, retroactively for the period from December 31, 2001 through January 31, 2006. The taxing authority contends that the Company’s businesses fall within the definition of “communication services” and as such are subject to the VAT.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company has filed petitions to challenge the imposition of this tax against each of its businesses, which are proceeding separately. The Company’s challenge for L&C was unsuccessful at the first administrative level, but successful at the second administrative level. The state taxing authority filed an appeal to the third and final administrative level, which required consideration by a full panel of 16 administrative law judges. On September 27, 2010, the Company received an unfavorable ruling at this final administrative level concluding that the VAT applied to L&C and intends to appeal this ruling to the judicial level. The Company has filed a petition to have the case remanded to the second administrative level for consideration of the reasonableness of the amount of the penalty assessed against it. The amounts allegedly owed by L&C are approximately $9.3 million in taxes, approximately $18.6 million in penalties and approximately $25.8 million in interest (as of December 31, 2010 at an exchange rate of .58).

The Company’s challenge for Klimes was unsuccessful at the first administrative level, and denied at the second administrative level on or about September 24, 2009. On January 5, 2011, the administrative law judges at the third administrative level published a ruling that the VAT applies to Klimes as well but did reduce the penalty assessed by the state taxing authority. With the penalty reduction, the amounts allegedly owed by Klimes are approximately $10.5 million in taxes, approximately $5.2 million in penalties and approximately $16.1 million in interest (as of December 31, 2010 at an exchange rate of .58). In mid-January 2011, the taxing authority filed an extraordinary appeal to the third administrative level, asking that it reconsider the decision to reduce the penalty assessed against Klimes. The president of the third administrative level must decide whether to accept that appeal before it can proceed. Based on the Company’s review of the law in similar cases in other Brazilian states, the Company has not accrued any costs related to these claims and believes the occurrence of loss is not probable.

In various areas in which the Company operates, outdoor advertising is the object of restrictive and, in some cases, prohibitive zoning and other regulatory provisions, either enacted or proposed. The impact to the Company of loss of displays due to governmental action has been somewhat mitigated by Federal and state laws mandating compensation for such loss and constitutional restraints.

Certain acquisition agreements include deferred consideration payments based on performance requirements by the seller typically involving the completion of a development or obtaining appropriate permits that enable the Company to construct additional advertising displays. At December 31, 2010, the Company believes its maximum aggregate contingency, which is subject to performance requirements by the seller, is approximately $35.0 million. As the contingencies have not been met or resolved as of December 31, 2010, these amounts are not recorded. If future payments are made, amounts will be recorded as additional purchase price.

NOTE 11 - GUARANTEES

At December 31, 2010, the Company guaranteed $39.9 million of credit lines provided to certain of its international subsidiaries by a major international bank. Most of these credit lines related to intraday overdraft facilities covering participants in the Company’s European cash management pool. As of December 31, 2010, no amounts were outstanding under these agreements.

As of December 31, 2010, the Company had outstanding commercial standby letters of credit and surety bonds of $128.4 million and $46.9 million, respectively. Letters of credit in the amount of $15.7 million are collateral in support of surety bonds and these amounts would only be drawn under the letters of credit in the event the associated surety bonds were funded and the Company did not honor its reimbursement obligation to the issuers.

These letters of credit and surety bonds relate to various operational matters including insurance, bid, and performance bonds as well as other items.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12 - INCOME TAXES

The operations of the Company are included in a consolidated federal income tax return filed by CCMH. However, for financial reporting purposes, the Company’s provision for income taxes has been computed on the basis that the Company files separate consolidated federal income tax returns with its subsidiaries.

Significant components of the provision for income tax benefit (expense) are as follows:

(In thousands)	Post-Merger			Pre-Merger
	Year ended December 31, 2010	Year ended December 31, 2009	Period from July 31 through December 31, 2008	Period from January 1 through July 30, 2008
Current - Federal	$(4,534)	$104,539	$100,578	$6,535
Current - foreign	(41,388)	(15,301)	(15,755)	(24,870)
Current - state	(5,278)	(13,109)	(8,094)	(8,945)

Total current benefit (expense)	(51,200)	76,129	76,729	(27,280)
Deferred - Federal	211,137	366,024	555,679	(145,149)
Deferred - foreign	(3,859)	30,399	17,762	12,662
Deferred - state	3,902	20,768	46,453	(12,816)

Total deferred benefit (expense)	211,180	417,191	619,894	(145,303)

Income tax benefit (expense)	$159,980	$493,320	$696,623	$(172,583)

Current tax expense of $51.2 million was recorded for 2010 as compared to current tax benefits of $76.1 million for 2009 primarily due to the Company’s ability to carry back certain net operating losses in 2009 to prior years. On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was enacted into law. The Act amended Section 172 of the Internal Revenue Code to allow net operating losses realized in a tax year ended after December 31, 2007 and beginning before January 1, 2010 to be carried back for up to five years (such losses were previously limited to a two-year carryback). This change allowed the Company to recognize current tax benefits of $126.4 million in 2009 related to the projected Federal income tax refund available upon the carryback of its fiscal 2009 taxable losses to prior periods. The 2009 Federal income tax return and related net operating loss carryback claim was filed in 2010 and resulted in an actual refund of approximately $132.3 million, which was received in 2010.

For the year ended December 31, 2010, deferred tax benefits decreased $206.0 million as compared to 2009 primarily due to larger impairment charges recorded in 2009 related to tax deductible intangibles. This decrease was partially offset by increases in deferred tax expense in 2009 as a result of the deferral of certain discharge of indebtedness income, for income tax purposes, resulting from the reacquisition of business indebtedness, as provided by the American Recovery and Reinvestment Act of 2009 signed into law on February 17, 2009. In addition, in 2010 the Company recorded additional deferred tax expenses related to excess tax over book depreciation resulting from the accelerated tax depreciation provisions available under the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 that was signed into law on December 17, 2010.

Current tax benefits for 2009 increased $26.7 million compared to the full year for 2008 primarily due to the Company’s ability to carry back certain net operating losses to prior years as mentioned above.

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

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2010 and 2009 are as follows:

(In thousands)	2010	2009
Deferred tax liabilities:
Intangibles and fixed assets	$2,202,702	$2,074,925
Long-term debt	523,846	530,519
Foreign	55,102	62,661
Investments in nonconsolidated affiliates	48,880	36,955
Other investments	7,012	18,067
Other	18,488	17,310

Total deferred tax liabilities	2,856,030	2,740,437

Deferred tax assets:
Accrued expenses	123,225	117,041
Unrealized gain in marketable securities	22,229	22,126
Net operating losses	658,352	365,208
Bad debt reserves	12,244	11,055
Deferred Income	700	717
Other	32,241	27,701

Total gross deferred tax assets	848,991	543,848
Less: Valuation allowance	17,434	3,854

Total deferred tax assets	831,557	539,994

Net deferred tax liabilities	$2,024,473	$2,200,443

Included in the Company’s net deferred tax liabilities are $25.7 million and $19.6 million of current net deferred tax assets for 2010 and 2009, respectively. The Company presents these assets in “Other current assets” on its consolidated balance sheets. The remaining $2.0 billion and $2.2 billion of net deferred tax liabilities for 2010 and 2009, respectively, are presented in “Deferred tax liabilities” on the consolidated balance sheets.

For the year ended December 31, 2009, the Company recorded certain impairment charges that are not deductible for tax purposes and resulted in a reduction of deferred tax liabilities of approximately $379.6 million. Additional decreases in net deferred tax liabilities are a result of increases in deferred tax assets associated with current period net operating losses. The Company is able to utilize those losses through either carrybacks to prior years as a result of the November 6, 2009 tax law change and expanded loss carryback provisions provided by the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) or based on our expectations as to future taxable income from deferred tax liabilities that reverse in the relevant carryforward period for those net operating losses that cannot be carried back. Increases in 2009 deferred tax liabilities of approximately $338.9 million are a result of the deferral of certain discharge of indebtedness income, for income tax purposes, resulting from the reacquisition of business indebtedness (see Note 7). These gains are allowed to be deferred for tax purposes and recognized in future periods beginning in 2014 through 2019, as provided by the American Recovery and Reinvestment Act of 2009 signed into law on February 17, 2009.

At December 31, 2010, net deferred tax liabilities include a deferred tax asset of $27.5 million relating to stock-based compensation expense under ASC 718-10, Compensation—Stock Compensation. Full realization of this deferred tax asset requires stock options to be exercised at a price equaling or exceeding the sum of the grant price plus the fair value of the option at the grant date and restricted stock to vest at a price equaling or exceeding the fair market value at the grant date. Accordingly, there can be no assurance that the stock price of the Company’s common stock will rise to levels sufficient to realize the entire tax benefit currently reflected in its balance sheet.

The deferred tax liability related to intangibles and fixed assets primarily relates to the difference in book and tax basis of acquired FCC licenses, permits and tax deductible goodwill created from the Company’s various stock acquisitions. In accordance with ASC 350-10, Intangibles—Goodwill and Other, the Company does not amortize FCC licenses and permits. As a result, this deferred tax liability will not reverse over time unless the Company recognizes future impairment charges related to its FCC licenses, permits and tax deductible goodwill or sells its FCC licenses or permits. As the Company continues to amortize its tax basis in its FCC licenses, permits and tax deductible goodwill, the deferred tax liability will increase over time.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The reconciliation of income tax computed at the U.S. Federal statutory tax rates to income tax benefit (expense) is:

	Post-Merger						Pre-Merger
(In thousands)	Year Ended December 31, 2010		Year Ended December 31, 2009		Period from July 31 through December 31, 2008		Period from January 1 through July 30, 2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Income tax benefit (expense) at statutory rates	$217,991	35%	$1,589,825	35%	$2,008,040	35%	$(205,108)	35%
State income taxes, net of Federal tax benefit	(1,376)	0%	7,660	0%	38,359	1%	(21,760)	4%
Foreign taxes	(30,967)	(5%)	(92,648)	(2%)	(95,478)	(2%)	29,606	(5%)
Nondeductible items	(3,165)	(0%)	(3,317)	(0%)	(1,591)	(0%)	(2,464)	0%
Changes in valuation allowance and other estimates	(16,263)	(3%)	54,579	1%	(53,877)	(1%)	32,256	(6%)
Impairment charge	—	0%	(1,050,535)	(23%)	(1,194,182)	(21%)	—	—
Other, net	(6,240)	(1%)	(12,244)	(0%)	(4,648)	(0%)	(5,113)	1%

	$159,980	26%	$493,320	11%	$696,623	12%	$(172,583)	29%

A tax benefit was recorded for the year ended December 31, 2010 of 26%. Foreign income before income taxes was approximately $40.8 million for 2010. The effective tax rate for 2010 was impacted by the Company’s inability to benefit from tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years. In addition, the Company recorded a valuation allowance of $13.6 million against deferred tax assets in foreign jurisdictions due to the uncertainty of the ability to realize those assets in future periods.

A tax benefit was recorded for the year ended December 31, 2009 of 11%. The effective tax rate for the post-merger period was primarily impacted by the goodwill impairment charges which are not deductible for tax purposes (see Note 4). In addition, the Company was unable to benefit tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years. These impacts were partially offset by the reversal of valuation allowances on certain net operating losses as a result of the Company’s ability to utilize those losses through either carrybacks to prior years or based on our expectations as to future taxable income from deferred tax liabilities that reverse in the relevant carryforward period for those net operating losses that cannot be carried back.

A tax benefit was recorded for the post-merger period ended December 31, 2008 of 12% and reflects the Company’s ability to recover a limited amount of the Company’s prior period tax liabilities through certain net operating loss carrybacks. The effective tax rate for the 2008 post-merger period was primarily impacted by the goodwill impairment charges which are not deductible for tax purposes (see Note 4). In addition, the Company recorded a valuation allowance on certain net operating losses generated during the post-merger period that are not able to be carried back to prior years. The effective tax rate for the 2008 pre-merger period was primarily impacted by the tax effect of the disposition of certain radio broadcasting assets and investments.

The remaining Federal net operating loss carryforwards of $1.805 billion expires in various amounts from 2020 to 2030.

The Company continues to record interest and penalties related to unrecognized tax benefits in current income tax expense. The total amount of interest accrued at December 31, 2010 and 2009 was $87.5 million and $70.7 million, respectively. The total amount of unrecognized tax benefits and accrued interest and penalties at December 31, 2010 and 2009 was $312.9 million and $308.3 million, respectively, of which $269.3 million and $301.5 million is included in “Other long-term liabilities”, and $35.3 million and $6.8 million is included in “Accrued Expenses” on the Company’s consolidated balance sheets. In addition, $8.3 million of unrecognized tax benefits are recorded net with the Company’s deferred tax assets for its net operating losses as opposed to being recorded in “Other long-term liabilities” at December 31, 2010. The total amount of unrecognized tax benefits at December 31, 2010 and 2009 that, if recognized, would impact the effective income tax rate is $312.9 million and $308.3 million, respectively.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands)	Years Ended December 31,
Unrecognized Tax Benefits	2010	2009
Balance at beginning of period	$237,517	$214,309
Increases for tax position taken in the current year	5,222	3,347
Increases for tax positions taken in previous years	22,990	33,892
Decreases for tax position taken in previous years	(20,705)	(4,629)
Decreases due to settlements with tax authorities	(14,462)	(203)
Decreases due to lapse of statute of limitations	(5,093)	(9,199)

Balance at end of period	$225,469	$237,517

The Company and its subsidiaries file income tax returns in the United States Federal jurisdiction and various state and foreign jurisdictions. During 2010, the Company settled the Internal Revenue Service (“IRS”) exam for the tax years 2005 and 2006. As a result of the settlement the Company will pay approximately $14.3 million, inclusive of interest, to the IRS and reverse the excess liabilities related to the effectively settled tax years. In addition, the Company effectively settled several state and foreign tax audits that resulted in a decrease to the liabilities recorded. During 2009, the Company increased its unrecognized tax benefits for issues in prior years as a result of certain ongoing examinations in both the United States and certain foreign jurisdictions. In addition, the Company released certain unrecognized tax benefits in certain foreign jurisdictions as a result of the lapse of the statute of limitations for certain tax years. The IRS is currently auditing the Company’s 2007 and 2008 pre and post merger periods. The company is currently in U.S. Tax Court for the 2003 and 2004 tax years. The Company expects to settle the 2003 and 2004 U.S. tax years and certain state examinations during the next twelve months. Substantially all material state, local, and foreign income tax matters have been concluded for years through 2000.

NOTE 13 - MEMBER’S INTEREST

In connection with the merger, CCMH issued approximately 23.6 million shares of Class A common stock, approximately 0.6 million shares of Class B common stock and approximately 59.0 million shares of Class C common stock. Every holder of shares of Class A common stock is entitled to one vote for each share of Class A common stock. Every holder of shares of Class B common stock is entitled to a number of votes per share equal to the number obtained by dividing (a) the sum of the total number of shares of Class B common stock outstanding as of the record date for such vote and the number of shares of Class C common stock outstanding as of the record date for such vote by (b) the number of shares of Class B common stock outstanding as of the record date for such vote. Except as otherwise required by law, the holders of outstanding shares of Class C common stock are not entitled to any votes upon any matters presented to our stockholders.

Except with respect to voting as described above, and as otherwise required by law, all shares of Class A common stock, Class B common stock and Class C common stock have the same powers, privileges, preferences and relative participating, optional or other special rights, and the qualifications, limitations or restrictions thereof, and are identical to each other in all respects.

Vesting of certain Clear Channel stock options and restricted stock awards was accelerated upon closing of the merger. As a result, except for certain executive officers and holders of certain options that could not, by their terms, be cancelled prior to their stated expiration date, holders of stock options received cash or, if elected, an amount of CCMH Class A common stock, in each case equal to the intrinsic value of the awards based on a market price of $36.00 per share. Holders of restricted stock awards received $36.00 per share in cash or a share of CCMH Class A common stock per share of Clear Channel restricted stock. Approximately $39.2 million of share-based compensation was recognized in the pre-merger period as a result of the accelerated vesting of the stock options and restricted stock awards.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Dividends

The Company has not paid cash dividends since its formation and its ability to pay dividends is subject to restrictions should it seek to do so in the future. Clear Channel’s debt financing arrangements include restrictions on its ability to pay dividends thereby limiting the Company’s ability to pay dividends.

Prior to the merger, Clear Channel’s Board of Directors declared a quarterly cash dividend of $93.4 million on December 3, 2007 and paid on January 15, 2008.

Share-Based Compensation

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

CCMH has granted options to purchase its Class A common stock to certain key executives under its equity incentive plan at no less than the fair value of the underlying stock on the date of grant. These options are granted for a term not to exceed ten years and are forfeited, except in certain circumstances, in the event the executive terminates his or her employment or relationship with the Company or one of its affiliates. Approximately one-third of the options granted vest based solely on continued service over a period of up to five years with the remainder becoming eligible to vest over five years if certain predetermined performance targets are met. The equity incentive plan contains antidilutive provisions that permit an adjustment of the number of shares of the CCMH’s common stock represented by each option for any change in capitalization.

The Company accounts for its share-based payments using the fair value recognition provisions of ASC 718-10. The fair value of the portion of options that vest based on continued service is estimated on the grant date using a Black-Scholes option-pricing model and the fair value of the remaining options which contain vesting provisions subject to service, market and performance conditions is estimated on the grant date using a Monte Carlo model. Expected volatilities were based on implied volatilities from traded options on peer companies, historical volatility on peer companies’ stock, and other factors. The expected life of the options granted represents the period of time that the options granted are expected to be outstanding. CCMH used historical data to estimate option exercises and employee terminations within the valuation model. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods equal to the expected life of the option. The following assumptions were used to calculate the fair value of these options:

	2010	2009
Expected volatility	58%	58%
Expected life in years	5.0 – 7.0	5.5 – 7.5
Risk-free interest rate	2.03% – 2.74%	2.30% – 3.26%
Dividend yield	0%	0%

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents a summary of CCMH’s stock options outstanding at and stock option activity during the year ended December 31, 2010 (“Price” reflects the weighted average exercise price per share):

(In thousands, except per share data)	Options	Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2010	6,160	$35.15
Granted (1)	520	10.00
Exercised	—	n/a
Forfeited	(319)	36.00
Expired	(41)	52.44

Outstanding, December 31, 2010(2)	6,320	32.93	7.7 years	$0

Exercisable	1,086	29.09	6.9 years	0
Expect to Vest	2,303	30.84	7.9 years	0

(1)	The weighted average grant date fair value of options granted during the year ended December 31, 2010 was $4.79 per share.

(2)	Non-cash compensation expense has not been recorded with respect to 3.4 million shares as the vesting of these options is subject to performance conditions that have not yet been determined probable to meet.

A summary of CCMH’s unvested options and changes during the year ended December 31, 2010 is presented below:

(In thousands, except per share data)	Options	Weighted Average Grant Date Fair Value
Unvested, January 1, 2010	5,352	$19.29
Granted	520	4.79
Vested	(319)	14.02
Forfeited	(319)	16.75

Unvested, December 31, 2010	5,234	18.32

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

At July 30, 2008, there were 2,692,904 outstanding Clear Channel restricted stock awards held by Clear Channel’s employees and directors under Clear Channel’s equity incentive plans. Pursuant to the Merger Agreement, 1,876,315 of the Clear Channel restricted stock awards became fully vested and converted into the right to receive, with respect to each share of such restricted stock, a cash payment or equity in CCMH equal to the value of $36.00 per share. The remaining 816,589 shares of Clear Channel restricted stock were converted on a one-for-one basis into restricted stock of CCMH. These converted shares continue to vest in accordance with their original terms. Following the merger, Clear Channel restricted stock automatically ceased to exist and is no longer outstanding, and, following the receipt of the cash payment or equity, if any, described above, the holders thereof no longer have any rights with respect to Clear Channel restricted stock.

On July 30, 2008, CCMH granted 555,556 shares of restricted stock to each its Chief Executive Officer and Chief Financial Officer under its 2008 Incentive Plan. The aggregate fair value of these awards was $40.0 million, based on the market value of a share of the CCMH’s Class A common stock on the grant date, or $36.00 per share. These Class A common shares are subject to restrictions on their transferability, which lapse ratably over a term of five years and will be forfeited, except in certain circumstances, in the event the employee terminates his employment or

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

relationship with CCMH prior to the lapse of the restriction. The following table presents a summary of the CCMH’s restricted stock outstanding at and restricted stock activity during the year ended December 31, 2010 (“Price” reflects the weighted average share price at the date of grant):

(In thousands, except per share data)

	Awards	Price
Outstanding January 1, 2010	1,377	$36.00
Granted	—	n/a
Vested (restriction lapsed)	(466)	36.00
Forfeited	(16)	36.00

Outstanding, December 31, 2010	895	36.00

On August 23, 2010, Mark P. Mays tendered 200,000 shares to CCMH for purchase at $36.00 per share pursuant to a put option included in his amended employment agreement.

CCOH Share-Based Awards

CCOH Stock Options

The Company’s subsidiary, CCOH, grants options to purchase shares of its Class A common stock to its employees and directors and its affiliates under its equity incentive plan typically at no less than the fair market value of the underlying stock on the date of grant. These options are granted for a term not exceeding ten years and are forfeited, except in certain circumstances, in the event the employee or director terminates his or her employment or relationship with CCOH or one of its affiliates. These options vest over a period of up to five years. A portion of the options granted vest based solely on continued service over a period of up to four years with the remainder becoming eligible to vest over five years if certain predetermined performance targets are met. The incentive stock plan contains anti-dilutive provisions that permit an adjustment of the number of shares of CCOH’s common stock represented by each option for any change in capitalization.

The fair value of each option awarded on CCOH common stock is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on implied volatilities from traded options on CCOH’s stock, historical volatility on CCOH’s stock, and other factors. The expected life of options granted represents the period of time that options granted are expected to be outstanding. CCOH uses historical data to estimate option exercises and employee terminations within the valuation model. CCOH includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods equal to the expected life of the option. The following assumptions were used to calculate the fair value of CCOH’s options on the date of grant:

	Post-Merger			Pre-Merger
	Years Ended December 31,		Period from July 31 through December 31,	Period from January 1 through July 30,
	2010	2009	2008	2008
Expected volatility	58%	58%	n/a	27%
Expected life in years	5.5 – 7.0	5.5 – 7.0	n/a	5.5 – 7.0
Risk-free interest rate	1.38% – 3.31%	2.31% – 3.25%	n/a	3.24% – 3.38%
Dividend yield	0%	0%	n/a	0%

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents a summary of CCOH’s stock options outstanding at and stock option activity during the year ended December 31, 2010 (“Price” reflects the weighted average exercise price per share):

(In thousands, except per share data)	Options	Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2010	9,040	$17.48
Granted (1)	2,092	9.87
Exercised (2)	(178)	5.26
Forfeited	(798)	13.03
Expired	(1,115)	23.72

Outstanding, December 31, 2010	9,041	15.55	6.2 years	$23,799

Exercisable	4,652	19.80	4.1 years	3,195
Expect to vest	3,890	11.20	8.4 years	15,867

(1)	The weighted average grant date fair value of CCOH options granted during the post-merger years ended December 31, 2010 and 2009 was $5.65 per share and $3.38 per share, respectively. The weighted average grant date fair value of CCOH options granted during the pre-merger prior from January 1, 2008 through July 30, 2008 was $7.10 per share.

(2)	Cash received from CCOH option exercises during the post-merger ended December 31, 2010 was $0.9 million. The total intrinsic value of the CCOH options exercised during the post-merger year ended December 31, 2010 was $1.1 million. No CCOH options were exercised during the post-merger year ended December 31, 2009. Cash received from CCOH option exercises during the pre-merger period from January 1, 2008 through July 30, 2008, was $4.3 million. The total intrinsic value of CCOH options exercised during the pre-merger period from January 1, 2008 through July 30, 2008 was $0.7 million.

A summary of CCOH’s unvested options at and changes during the year ended December 31, 2010 is presented below:

(In thousands, except per share data)	Options	Weighted Average Grant Date Fair Value
Unvested, January 1, 2010	5,623	$5.71
Granted	2,092	5.65
Vested (1)	(2,528)	6.28
Forfeited	(798)	5.64

Unvested, December 31, 2010	4,389	5.31

(1)	The total fair value of CCOH options vested during the years ended December 31, 2010 and 2009 was $15.9 million and $9.9 million, respectively. The total fair value of CCOH options vested during the pre-merger period from January 1, 2008 through July 30, 2008 was $5.7 million. The total fair value of CCOH options vested during the post-merger period from July 31 through December 31, 2008 was $2.3 million.

Restricted Stock Awards

CCOH has also granted both restricted stock awards and restricted stock units to employees and directors of CCOH and its affiliates. The restricted stock awards represent shares of Class A common stock that hold a legend which restricts their transferability for a term of up to five years. The restricted stock units represent the right to receive shares upon vesting, which is generally over a period of up to five years. Both restricted stock awards and restricted stock units are forfeited, except in certain circumstances, in the event the employee terminates his or her employment or relationship with CCOH prior to the lapse of the restriction. Restricted stock awards and restricted stock unit awards are granted under the CCOH equity incentive plan.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents a summary of CCOH’s restricted stock and restricted stock units outstanding at and activity during the year ended December 31, 2010 (“Price” reflects the weighted average share price at the date of grant):

(In thousands, except per share data)	Awards	Price
Outstanding, January 1, 2010	365	$18.14
Granted	11	12.57
Vested (restriction lapsed)	(173)	19.89
Forfeited	(23)	22.96

Outstanding, December 31, 2010	180	15.36

Share-Based Compensation Cost

The share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. The following table presents the amount of share-based compensation recorded during the years ended December 31, 2010 and 2009, five months ended December 31, 2008 and the seven months ended July 30, 2008:

(In thousands)	Post-Merger			Pre-Merger
	Years Ended December 31,		Five Months Ended	Seven Months Ended
	2010	2009	December 31, 2008	July 30, 2008
Direct operating expenses	$11,996	$11,361	$4,631	$21,162
Selling, general & administrative expenses	7,109	7,304	2,687	21,213
Corporate expenses	15,141	21,121	8,593	20,348

Total share based compensation expense	$34,246	$39,786	$15,911	$62,723

As of December 31, 2010, there was $40.6 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions. This cost is expected to be recognized over two years. In addition, as of December 31, 2010, there was $59.3 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions. This cost will be recognized when it becomes probable that the performance condition will be satisfied.

Additionally, the Company recorded compensation expense of $6.0 million in “Corporate expenses” related to shares tendered by Mark P. Mays to CCMH on August 23, 2010 for purchase at $36.00 per share pursuant to a put option included in his amended employment agreement.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reconciliation of Earnings per Share

(In thousands, except per share data)	Pre-Merger
Period from January 1 through July 30, 2008
NUMERATOR:
Net income attributable to the Company – common shares	$1,036,525
Less: Participating securities dividends	—
Less: Income from discontinued operations, net	640,236

Income from continuing operations attributable to the Company	396,289
Less: Income from continuing operations attributable to the Company – unvested shares	2,333

Income from continuing operations attributable to the Company per common share – basic and diluted	$393,956

DENOMINATOR:
Weighted average common shares - basic	495,044

Effect of dilutive securities:
Stock options and common stock warrants (1)	1,475

Denominator for net income per common share – diluted	496,519

Net income per common share:
Basic:
Income attributable to the Company before discontinued operations	$.80
Discontinued operations	1.29

Net income attributable to the Company	$2.09

Diluted:
Income attributable to the Company before discontinued operations	$.80
Discontinued operations	1.29

Net income attributable to the Company	$2.09

(1)	7.6 million stock options were outstanding at July 30, 2008 that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive as the respective options’ strike price was greater than the current market price of the shares.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14 - EMPLOYEE STOCK AND SAVINGS PLANS

Clear Channel has various 401(k) savings and other plans for the purpose of providing retirement benefits for substantially all employees. Under these plans, an employee can make pre-tax contributions and Clear Channel will match a portion of such an employee’s contribution. Employees vest in these Clear Channel matching contributions based upon their years of service to Clear Channel. Contributions from continuing operations to these plans of $29.8 million and $23.0 million for the years ended December 31, 2010 and 2009, respectively, $12.4 million for the post-merger period ended December 31, 2008 and $17.9 million for the pre-merger period ended July 30, 2008, were expensed. Clear Channel suspended the matching contribution as of April 30, 2009. Effective April 1, 2010, Clear Channel reinstated the matching contribution retroactive to January 1, 2010.

Clear Channel offers a non-qualified deferred compensation plan for its highly compensated executives, under which such executives are able to make an annual election to defer up to 50% of their annual salary and up to 80% of their bonus before taxes. The Company accounts for the plan in accordance with the provisions of ASC 710-10. Matching credits on amounts deferred may be made in Clear Channel’s sole discretion and Clear Channel retains ownership of all assets until distributed. Participants in the plan have the opportunity to allocate their deferrals and any Clear Channel matching credits among different investment options, the performance of which is used to determine the amounts to be paid to participants under the plan. In accordance with the provisions of ASC 710-10, the assets and liabilities of the non-qualified deferred compensation plan are presented in “Other assets” and “Other long-term liabilities” in the accompanying consolidated balance sheets, respectively. The asset and liability under the deferred compensation plan at December 31, 2010 was approximately $11.3 million recorded in “Other assets” and $11.3 million recorded in “Other long-term liabilities”, respectively. The asset and liability under the deferred compensation plan at December 31, 2009 was approximately $9.9 million recorded in “Other assets” and $9.9 million recorded in “Other long-term liabilities”, respectively.

NOTE 15 – OTHER INFORMATION

(In thousands)	Post-Merger			Pre-Merger
	Year ended December 31, 2010	Year ended December 31, 2009	Period from July 31 through December 31, 2008	Period from January 1 through July 30, 2008
“Other income (expense) – net” includes:
Foreign exchange gain (loss)	$(12,783)	$(15,298)	$21,323	$7,960
Gain (loss) on early redemption of debt, net	60,289	713,034	108,174	(13,484)
Other	(1,051)	(18,020)	2,008	412

Total other income (expense) – net	$46,455	$679,716	$131,505	$(5,112)

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands)	Post-Merger			Pre-Merger
	Year ended December 31, 2010	Year ended December 31, 2009	Period from July 31 through December 31, 2008	Period from January 1 through July 30, 2008
Deferred income tax (assets) liabilities on items of other comprehensive income (loss) include:
Foreign currency translation adjustments	$5,916	$16,569	$(20,946)	$(24,894)
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss)	14,475	$6,743	$—	$(27,047)
Unrealized gain (loss) on cash flow derivatives	9,067	$(44,350)	$(43,706)	$—

(In thousands)	As of December 31,
	2010	2009
“Other current assets” include:
Income taxes receivable	$—	$136,207
Inventory	22,517	25,838
Deferred tax asset	25,724	19,581
Deposits	30,966	20,064
Deferred loan costs	50,133	55,479
Other	54,913	83,864

Total other current assets	$184,253	$341,033

(In thousands)	As of December 31,
	2010	2009
“Other assets” include:
Investments in, and advances to, nonconsolidated affiliates	$357,751	$345,349
Other investments	75,332	44,685
Notes receivable	761	1,465
Prepaid expenses	794	988
Deferred loan costs	204,772	251,938
Deposits	13,804	11,225
Prepaid rent	79,683	87,960
Other prepayments	21,723	16,028
Non-qualified plan assets	11,319	9,919

Total other assets	$765,939	$769,557

(In thousands)	As of December 31,
	2010	2009
“Other long-term liabilities” include:
Unrecognized tax benefits	$269,347	$301,496
Asset retirement obligation	52,099	51,301
Non-qualified plan liabilities	11,319	9,919
Interest rate swap	213,056	237,235
Deferred income	13,408	17,105
Other	217,447	207,498

Total other long-term liabilities	$776,676	$824,554

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands)	As of December 31,
	2010	2009
“Accumulated other comprehensive income (loss)” includes:
Cumulative currency translation adjustment	$(179,639)	$(202,529)
Cumulative unrealized gain (losses) on securities	36,698	(85,995)
Reclassification adjustments and other	8,192	104,394
Cumulative unrealized gain (losses) on cash flow derivatives	(134,067)	(149,179)

Total accumulated other comprehensive income (loss)	$(268,816)	$(333,309)

NOTE 16 - SEGMENT DATA

The Company’s reportable operating segments, which it believes best reflects how the Company is currently managed, are radio broadcasting, Americas outdoor advertising and international outdoor advertising. Revenue and expenses earned and charged between segments are recorded at fair value and eliminated in consolidation. The radio broadcasting segment also operates various radio networks. The Americas outdoor advertising segment consists of the Company’s operations primarily in the United States, Canada and Latin America, with approximately 89% of its 2010 revenue in this segment derived from the United States. The international outdoor segment primarily includes operations in Europe, Asia and Australia. The Americas and international display inventory consists primarily of billboards, street furniture displays and transit displays. The other category includes the Company’s media representation firm as well as other general support services and initiatives which are ancillary to the Company’s other businesses. Corporate includes infrastructure and support including, information technology, human resources, legal, finance and administrative functions of each of the Company’s operating segments, as well as overall executive, administrative and support functions. Share-based payments are recorded by each segment in direct operating and selling, general and administrative expenses.

(In thousands)	Radio Broadcasting	Americas Outdoor Advertising	International Outdoor Advertising	Other	Corporate and other reconciling items	Eliminations	Consolidated

Post-Merger Year Ended December 31, 2010
Revenue	$2,898,087	$1,290,014	$1,507,980	$261,461	$—	$(91,857)	$5,865,685
Direct operating expenses	820,214	588,592	971,380	105,714	—	(43,733)	2,442,167
Selling, general and administrative expenses	981,094	218,776	275,880	82,066	—	(48,124)	1,509,692
Depreciation and amortization	256,673	209,127	204,461	52,965	9,643	—	732,869
Corporate expenses	—	—	—	—	284,042	—	284,042
Impairment charges	—	—	—	—	15,364	—	15,364
Other operating expense – net	—	—	—	—	(16,710)	—	(16,710)

Operating income (loss)	$840,106	$273,519	$56,259	$20,716	$(325,759)	$—	$864,841

Intersegment revenues	$28,863	$4,173	$—	$58,821	$—	$—	$91,857
Identifiable assets	$8,411,953	$4,597,615	$2,059,892	$812,189	$1,598,218	$—	$17,479,867
Capital expenditures	$35,463	$96,720	$98,553	$—	$10,728	$—	$241,464
Share-based compensation expense	$7,152	$9,207	$2,746	$—	$15,141	$—	$34,246

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Radio Broadcasting	Americas Outdoor Advertising	International Outdoor Advertising	Other	Corporate and other reconciling items	Eliminations	Consolidated

Post-Merger Year Ended December 31, 2009
Revenue	$2,736,404	$1,238,171	$1,459,853	$200,467	$—	$(82,986)	$5,551,909
Direct operating expenses	901,799	608,078	1,017,005	98,829	—	(42,448)	2,583,263
Selling, general and administrative expenses	933,505	202,196	282,208	89,222	—	(40,538)	1,466,593
Depreciation and amortization	261,246	210,280	229,367	56,379	8,202	—	765,474
Corporate expenses	—	—	—	—	253,964	—	253,964
Impairment charges	—	—	—	—	4,118,924	—	4,118,924
Other operating expense – net	—	—	—	—	(50,837)	—	(50,837)

Operating income (loss)	$639,854	$217,617	$(68,727)	$(43,963)	$(4,431,927)	$—	$(3,687,146)

Intersegment revenues	$31,974	$2,767	$—	$48,245	$—	$—	$82,986
Identifiable assets	$8,601,490	$4,722,975	$2,216,691	$771,346	$1,734,599	$—	$18,047,101
Capital expenditures	$41,880	$84,440	$91,513	$322	$5,637	$—	$223,792
Share-based compensation expense	$8,276	$7,977	$2,412	$—	$21,121	$—	$39,786

Post-Merger Period from July 31, 2008 through December 31, 2008
Revenue	$1,355,894	$587,427	$739,797	$97,975	$—	$(44,152)	$2,736,941
Direct operating expenses	409,090	276,602	486,102	46,193	—	(19,642)	1,198,345
Selling, general and administrative expenses	530,445	114,260	147,264	39,328	—	(24,510)	806,787
Depreciation and amortization	90,166	90,624	134,089	24,722	8,440	—	348,041
Corporate expenses	—	—	—	—	102,276	—	102,276
Merger expenses	—	—	—	—	68,085	—	68,085
Impairment charges	—	—	—	—	5,268,858	—	5,268,858
Other operating income – net	—	—	—	—	13,205	—	13,205

Operating income (loss)	$326,193	$105,941	$(27,658)	$(12,268)	$(5,434,454)	$—	$(5,042,246)

Intersegment revenues	$15,926	$3,985	$—	$24,241	$—	$—	$44,152
Identifiable assets	$11,905,689	$5,187,838	$2,409,652	$1,016,073	$606,211	$—	$21,125,463
Capital expenditures	$24,462	$93,146	$66,067	$2,567	$4,011	$—	$190,253
Share-based compensation expense	$3,399	$3,012	$797	$110	$8,593	$—	$15,911

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands)	Radio Broadcasting	Americas Outdoor Advertising	International Outdoor Advertising	Other	Corporate and other reconciling items	Eliminations	Consolidated
Pre-Merger Period from January 1, 2008 through July 30, 2008
Revenue	$1,937,980	$842,831	$1,119,232	$111,990	$—	$(60,291)	$3,951,742
Direct operating expenses	570,234	370,924	748,508	46,490	—	(30,057)	1,706,099
Selling, general and administrative expenses	652,162	138,629	206,217	55,685	—	(30,234)	1,022,459
Depreciation and amortization	62,656	117,009	130,628	28,966	9,530	—	348,789
Corporate expenses	—	—	—	—	125,669	—	125,669
Merger expenses	—	—	—	—	87,684	—	87,684
Other operating income – net	—	—	—	—	14,827	—	14,827

Operating income (loss)	$652,928	$216,269	$33,879	$(19,151)	$(208,056)	$—	$675,869

Intersegment revenues	$23,551	$4,561	$—	$32,179	$—	$—	$60,291
Identifiable assets	$11,667,570	$2,876,051	$2,704,889	$558,638	$656,616	$—	$18,463,764
Capital expenditures	$37,004	$82,672	$116,450	$1,609	$2,467	$—	$240,202
Share-based compensation expense	$34,386	$5,453	$1,370	$1,166	$20,348	$—	$62,723

Revenue of $1.7 billion, $1.6 billion, $799.8 million and $1.2 billion derived from the Company’s foreign operations are included in the data above for the years ended December 31, 2010 and 2009, the post-merger period from July 31, 2008 through December 31, 2008 and the pre-merger period January 1, 2008 through July 30, 2008, respectively. Revenue of $4.2 billion, $4.0 billion, $1.9 billion and $2.8 billion derived from the Company’s U.S. operations are included in the data above for the years ended December 31, 2010 and 2009, the post-merger period from July 31, 2008 through December 31, 2008 and the pre-merger period January 1, 2008 through July 30, 2008, respectively.

Identifiable long-lived assets of $802.4 million, $863.8 million and $909.9 million derived from the Company’s foreign operations are included in the data above for the years ended December 31, 2010, 2009 and 2008, respectively. Identifiable long-lived assets of $2.3 billion, $2.5 billion and $2.6 billion derived from the Company’s U.S. operations are included in the data above for the years ended December 31, 2010, 2009 and 2008, respectively.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 17 - QUARTERLY RESULTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	March 31,		June 30,		September 30,		December 31,
	2010	2009	2010	2009	2010	2009	2010	2009
Revenue	$1,263,778	$1,207,987	$1,490,009	$1,437,865	$1,477,347	$1,393,973	$1,634,551	$1,512,084
Operating expenses:
Direct operating expenses	597,347	618,349	600,916	637,076	596,540	632,778	647,364	695,060
Selling, general and administrative expenses	349,296	377,536	376,637	360,558	365,555	337,055	418,204	391,444
Corporate expenses	64,496	47,635	64,109	50,087	80,518	79,723	74,919	76,519
Depreciation and amortization	181,334	175,559	184,178	208,246	184,079	190,189	183,278	191,480
Impairment charges	—	—	—	4,041,252	—	—	15,364	77,672
Other operating income (expense) - net	3,772	(2,894)	3,264	(31,516)	(29,559)	1,403	5,813	(17,830)

Operating income (loss)	75,077	(13,986)	267,433	(3,890,870)	221,096	155,631	301,235	62,079
Interest expense	385,795	387,053	385,579	384,625	389,197	369,314	372,770	359,874
Gain (loss) on marketable securities	—	—	—	—	—	(13,378)	(6,490)	7
Equity in earnings (loss) of nonconsolidated affiliates	1,871	(4,188)	3,747	(17,719)	2,994	1,226	(2,910)	(8)
Other income (expense) – net	58,035	(3,180)	(787)	430,629	(5,700)	222,282	(5,093)	29,985

Income (loss) before income taxes	(250,812)	(408,407)	(115,186)	(3,862,585)	(170,807)	(3,553)	(86,028)	(267,811)
Income tax (expense) benefit (1)	71,185	(19,592)	37,979	184,552	20,415	(89,118)	30,401	417,478

Consolidated net income (loss)	(179,627)	(427,999)	(77,207)	(3,678,033)	(150,392)	(92,671)	(55,627)	149,667
Amount attributable to noncontrolling interest	(4,213)	(9,782)	9,117	(4,629)	4,293	(2,816)	7,039	2,277

Net income (loss) attributable to the Company	$(175,414)	$(418,217)	$(86,324)	$(3,673,404)	$(154,685)	$(89,855)	$(62,666)	$147,390

(1)	See Note 12 for further discussion of the tax benefits recorded in the fourth quarters of 2010 and 2009.

NOTE 18 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In connection with the merger, CCMH paid certain affiliates of the Sponsors $87.5 million in fees and expenses for financial and structural advice and analysis, assistance with due diligence investigations and debt financing negotiations and $15.9 million for reimbursement of escrow and other out-of-pocket expenses.

Clear Channel is party to a management agreement with certain affiliates of the Sponsors and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018. These agreements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses. For the years ended December 31, 2010 and 2009, the Company recognized management fees and reimbursable expenses of $17.1 million and $20.5 million, respectively. For the post-merger period ended December 31, 2008, the Company recognized management fees and reimbursable expenses of $6.3 million.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 19 – GUARANTOR SUBSIDIARIES

The Company and certain of Clear Channel’s direct and indirect wholly-owned domestic subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guaranteed on a joint and several basis certain of Clear Channel’s outstanding indebtedness. The following consolidating schedules present financial information on a combined basis in conformity with the SEC’s Regulation S-X Rule 3-10(d):

Post-merger	December 31, 2010
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$1	$1,220,362	$700,563	$—	$1,920,926
Accounts receivable, net of allowance	—	—	636,970	756,395	—	1,393,365
Intercompany receivables	28,826	6,910,565	53,162	—	(6,992,553)	—
Prepaid expenses	1,827	—	21,493	100,794	—	124,114
Other current assets	—	42,480	56,105	257,288	(171,620)	184,253

Total Current Assets	30,653	6,953,046	1,988,092	1,815,040	(7,164,173)	3,622,658
Property, plant and equipment, net	—	—	846,459	2,299,095	—	3,145,554
Definite-lived intangibles, net	—	—	1,572,829	715,320	—	2,288,149
Indefinite-lived intangibles – licenses	—	—	2,423,828	—	—	2,423,828
Indefinite-lived intangibles – permits	—	—	—	1,114,413	—	1,114,413
Goodwill	—	—	3,253,330	865,996	—	4,119,326
Intercompany notes receivable	—	212,000	—	—	(212,000)	—
Long-term intercompany receivable	—	—	—	383,778	(383,778)	—
Investment in subsidiaries	(8,120,253)	4,515,224	2,821,678	—	783,351	—
Other assets	—	178,550	225,064	800,818	(438,493)	765,939

Total Assets	$(8,089,600)	$11,858,820	$13,131,280	$7,994,460	$(7,415,093)	$17,479,867

Accounts payable	$—	$—	$26,550	$100,713	$—	$127,263
Accrued expenses	(941)	(87,577)	373,899	563,708	—	849,089
Accrued interest	—	151,465	—	1,157	(31,423)	121,199
Intercompany payable	—	—	6,939,391	53,162	(6,992,553)	—
Current portion of long-term debt	—	826,059	—	41,676	—	867,735
Deferred income	—	—	49,423	103,355	—	152,778

Total Current Liabilities	(941)	889,947	7,389,263	863,771	(7,023,976)	2,118,064
Long-term debt	—	18,172,562	4,000	2,522,133	(959,078)	19,739,617
Long-term intercompany payable	—	383,778	—	—	(383,778)	—
Intercompany long-term debt	—	—	212,000	—	(212,000)	—
Deferred income taxes	(12,665)	269,578	927,685	865,598	—	2,050,196
Other long-term liabilities	—	263,208	261,434	252,034	—	776,676
Total member’s interest (deficit)	(8,075,994)	(8,120,253)	4,336,898	3,490,924	1,163,739	(7,204,686)

Total Liabilities and Member’s Interest (Deficit)	$(8,089,600)	$11,858,820	$13,131,280	$7,994,460	$(7,415,093)	$17,479,867

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Post-merger	December 31, 2009
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$—	$1,258,993	$625,001	$—	$1,883,994
Accounts receivable, net of allowance	—	—	569,300	732,400	—	1,301,700
Intercompany receivables	9,601	7,132,727	9,624	47,690	(7,199,642)	—
Prepaid expenses	2,098	—	12,018	118,002	—	132,118
Other current assets	4,310	441,221	(273,650)	191,632	(22,480)	341,033

Total Current Assets	16,009	7,573,948	1,576,285	1,714,725	(7,222,122)	3,658,845
Property, plant and equipment, net	—	—	890,068	2,442,325	—	3,332,393
Definite-lived intangibles, net	—	—	1,789,195	810,049	—	2,599,244
Indefinite-lived intangibles – licenses	—	—	2,429,839	—	—	2,429,839
Indefinite-lived intangibles – permits	—	—	—	1,132,218	—	1,132,218
Goodwill	—	—	3,259,659	865,346	—	4,125,005
Intercompany notes receivable	—	212,000	—	—	(212,000)	—
Long-term intercompany receivable	—	—	—	123,308	(123,308)	—
Investment in subsidiaries	(7,724,529)	4,042,305	2,903,194		779,030	—
Other assets	—	214,688	42,430	835,346	(322,907)	769,557

Total Assets	$(7,708,520)	$12,042,941	$12,890,670	$7,923,317	$(7,101,307)	$18,047,101

Accounts payable	$—	$—	$22,667	$109,526	$—	$132,193
Accrued expenses	—	25	218,852	507,434	—	726,311
Accrued interest	—	158,792	—	924	(22,480)	137,236
Intercompany payable	—	—	7,313,326	9,624	(7,322,950)	—
Current portion of long-term debt	—	351,702	4	47,073	—	398,779
Deferred income	—	—	37,189	112,428	—	149,617

Total Current Liabilities	—	510,519	7,592,038	787,009	(7,345,430)	1,544,136
Long-term debt	—	18,457,142	4,000	2,561,805	(719,821)	20,303,126
Intercompany long-term debt	—	—	212,000	—	(212,000)	—
Deferred income taxes	(11,220)	511,142	846,062	874,039	—	2,220,023
Other long-term liabilities	—	288,667	279,477	256,410	—	824,554
Total member’s interest (deficit)	(7,697,300)	(7,724,529)	3,957,093	3,444,054	1,175,944	(6,844,738)

Total Liabilities and Member’s Interest (Deficit)	$(7,708,520)	$12,042,941	$12,890,670	$7,923,317	$(7,101,307)	$18,047,101

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Post-merger	Year Ended December 31, 2010
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$3,044,866	$2,824,400	$(3,581)	$5,865,685
Operating expenses:
Direct operating expenses	—	—	878,521	1,564,515	(869)	2,442,167
Selling, general and administrative expenses	—	—	999,742	512,662	(2,712)	1,509,692
Corporate expenses	12,274	28	164,144	107,596	—	284,042
Depreciation and amortization	—	—	317,761	415,108	—	732,869
Impairment charges	—	—	3,871	11,493	—	15,364
Other operating income (expense) – net	—	—	7,043	(23,753)	—	(16,710)

Operating income (loss)	(12,274)	(28)	687,870	189,273	—	864,841
Interest expense, net	17	1,415,932	379	40,198	76,815	1,533,341
Loss on marketable securities	—	—	—	(6,490)	—	(6,490)
Equity in earnings (loss) of nonconsolidated affiliates	(454,779)	428,976	(80,040)	5,749	105,796	5,702
Other income (expense) – net	(1)	(1)	(2,496)	(11,336)	60,289	46,455

Income before income taxes	(467,071)	(986,985)	604,955	136,998	89,270	(622,833)
Income tax benefit (expense)	4,508	532,206	(283,171)	(93,563)	—	159,980

Consolidated net income (loss)	(462,563)	(454,779)	321,784	43,435	89,270	(462,853)
Less amount attributable to noncontrolling interest	—	—	5,130	11,106	—	16,236

Net income (loss) attributable to the Company	$(462,563)	$(454,779)	$316,654	$32,329	$89,270	$(479,089)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(903)	27,204	—	26,301
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	—	—	24,996	(7,809)	—	17,187
Unrealized holding gain on cash flow derivatives	—	15,112	—	—	—	15,112
Reclassification adjustment	—	—	—	14,750	—	14,750
Equity in subsidiary comprehensive income (loss)	64,493	49,381	26,528	—	(140,402)	—

Comprehensive income (loss)	(398,070)	(390,286)	367,275	66,474	(51,132)	(405,739)
Less amount attributable to noncontrolling interest	—	—	1,240	7,617	—	8,857

Comprehensive income (loss) attributable to the Company	$(398,070)	$(390,286)	$366,035	$58,857	$(51,132)	$(414,596)

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Post-merger	Year Ended December 31, 2009
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$2,831,773	$2,723,840	$(3,704)	$5,551,909
Operating expenses:
Direct operating expenses	—	—	953,870	1,630,330	(937)	2,583,263
Selling, general and administrative expenses	—	—	967,683	501,677	(2,767)	1,466,593
Corporate expenses	14,690	15	174,012	65,247	—	253,964
Depreciation and amortization	—	—	324,204	441,270	—	765,474
Merger expenses	—	—	—	—	—	—
Impairment charges	—	—	3,223,941	894,983	—	4,118,924
Other operating expense – net	—	—	(42,606)	(8,231)	—	(50,837)

Operating loss	(14,690)	(15)	(2,854,543)	(817,898)	—	(3,687,146)
Interest expense, net	20	1,371,161	20,218	83,846	25,621	1,500,866
Loss on marketable securities	—	—	(273)	(13,098)	—	(13,371)
Equity in earnings (loss) of nonconsolidated affiliates	(4,367,740)	(3,770,825)	(872,212)	(20,622)	9,010,710	(20,689)
Other income (expense) – net	—	407,748	(10,642)	(85,981)	368,591	679,716

Income before income taxes	(4,382,450)	(4,734,253)	(3,757,888)	(1,021,445)	9,353,680	(4,542,356)
Income tax benefit (expense)	5,394	366,513	(25,702)	147,115	—	493,320

Consolidated net income (loss)	(4,377,056)	(4,367,740)	(3,783,590)	(874,330)	9,353,680	(4,049,036)
Less amount attributable to noncontrolling interest	—	—	(10,604)	(4,346)	—	(14,950)

Net income (loss) attributable to the Company	$(4,377,056)	$(4,367,740)	$(3,772,986)	$(869,984)	$9,353,680	$(4,034,086)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	6,457	144,965	—	151,422
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	—	—	11,649	(9,971)	—	1,678
Unrealized holding loss on cash flow derivatives	—	(74,100)	—	—	—	(74,100)
Reclassification adjustment	—	—	(4,692)	14,700	—	10,008
Equity in subsidiary comprehensive income (loss)	68,220	142,322	141,644	—	(352,186)	—

Comprehensive income (loss)	(4,308,836)	(4,299,518)	(3,617,928)	(720,290)	9,001,494	(3,945,078)
Less amount attributable to noncontrolling interest	—	—	12,738	8,050	—	20,788

Comprehensive income (loss) attributable to the Company	$(4,308,836)	$(4,299,518)	$(3,630,666)	$(728,340)	$9,001,494	$(3,965,866)

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Post-merger	Period from July 31 through December 31, 2008
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$—	$1,403,440	$1,338,014	$(4,513)	$2,736,941
Operating expenses:
Direct operating expenses	—	—	438,698	760,175	(528)	1,198,345
Selling, general and administrative expenses	—	—	536,440	274,332	(3,985)	806,787
Corporate expenses	4,236	391	65,968	31,681	—	102,276
Depreciation and amortization	—	—	122,807	225,234	—	348,041
Merger expenses	—	68,085	—	—	—	68,085
Impairment charges	—	—	2,051,209	3,217,649	—	5,268,858
Other operating income – net	—	—	8,335	4,870	—	13,205

Operating loss	(4,236)	(68,476)	(1,803,347)	(3,166,187)	—	(5,042,246)
Interest (income) expense, net	9	635,731	7,756	72,767	(495)	715,768
Loss on marketable securities	—	—	(56,710)	(59,842)	—	(116,552)
Equity in earnings (loss) of nonconsolidated affiliates	(5,093,258)	(4,675,297)	(3,007,885)	5,804	12,776,440	5,804
Other income (expense) – net	(2)	52,243	3,496	22,319	53,449	131,505

Income before income taxes and discontinued operations	(5,097,505)	(5,327,261)	(4,872,202)	(3,270,673)	12,830,384	(5,737,257)
Income tax benefit (expense)	1,563	234,003	196,586	264,471	—	696,623

Income (loss) before discontinued operations	(5,095,942)	(5,093,258)	(4,675,616)	(3,006,202)	12,830,384	(5,040,634)
Loss from discontinued operations, net	—	—	(1,845)	—	—	(1,845)

Consolidated net income (loss)	(5,095,942)	(5,093,258)	(4,677,461)	(3,006,202)	12,830,384	(5,042,479)
Less amount attributable to noncontrolling interest	—	—	(2,136)	1,655	—	(481)

Net income (loss) attributable to the Company	$(5,095,942)	$(5,093,258)	$(4,675,325)	$(3,007,857)	$12,830,384	$(5,041,998)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(4,643)	(378,117)	—	(382,760)
Unrealized loss on securities and derivatives:
Unrealized holding loss on marketable securities	—	—	(35,844)	(59,825)	—	(95,669)
Unrealized holding loss on cash flow derivatives	—	(29,101)	(45,978)	—	—	(75,079)
Reclassification adjustment	—	—	42,924	59,842	—	102,766
Equity in subsidiary comprehensive income (loss)	(401,529)	(372,428)	(320,606)	—	1,094,563	—

Comprehensive income (loss)	(5,497,471)	(5,494,787)	(5,039,472)	(3,385,957)	13,924,947	(5,492,740)
Less amount attributable to noncontrolling interest	—	—	(37,696)	(11,516)	—	(49,212)

Comprehensive income (loss) attributable to the Company	$(5,497,471)	$(5,494,787)	$(5,001,776)	$(3,374,441)	$13,924,947	$(5,443,528)

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pre-merger	Period from January 1 through July 30, 2008
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$1,978,039	$1,978,264	$(4,561)	$3,951,742
Operating expenses:
Direct operating expenses	—	—	579,094	1,127,005	—	1,706,099
Selling, general and administrative expenses	—	—	675,333	351,687	(4,561)	1,022,459
Corporate expenses	—	275	86,030	39,364	—	125,669
Depreciation and amortization	—	—	100,675	248,114	—	348,789
Merger expenses	—	87,684	—	—	—	87,684
Other operating income – net	—	—	3,849	10,978	—	14,827

Operating income (loss)	—	(87,959)	540,756	223,072	—	675,869
Interest (income) expense, net	—	(132,888)	257,445	88,653	—	213,210
Gain on marketable securities	—	—	34,262	—	—	34,262
Equity in earnings (loss) of nonconsolidated affiliates	—	744,920	185,444	94,215	(930,364)	94,215
Other income (expense) – net	—	(28)	(17,576)	12,492	—	(5,112)

Income before income taxes and discontinued operations	—	789,821	485,441	241,126	(930,364)	586,024
Income tax benefit (expense)	—	246,704	(358,541)	(60,746)	—	(172,583)

Income (loss) before discontinued operations	—	1,036,525	126,900	180,380	(930,364)	413,441
Income (loss) from discontinued operations, net	—	—	637,120	3,116	—	640,236

Consolidated net income (loss)	—	1,036,525	764,020	183,496	(930,364)	1,053,677
Less amount attributable to noncontrolling interest	—	—	19,100	(1,948)	—	17,152

Net income (loss) attributable to the Company	$—	$1,036,525	$744,920	$185,444	$(930,364)	$1,036,525

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(38,046)	84,725	—	46,679
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	—	—	(24,964)	(27,496)	—	(52,460)
Unrealized holding gain (loss) on cash flow derivatives	—	(44,337)	44,337	—	—	—
Reclassification adjustment	—	—	(32,379)	2,588		(29,791)
Equity in subsidiary comprehensive income (loss)	—	(10,445)	45,797	—	(35,352)	—

Comprehensive income (loss)		981,743	739,665	245,261	(965,716)	1,000,953
Less amount attributable to noncontrolling interest	—	—	5,191	14,019	—	19,210

Comprehensive income (loss) attributable to the Company	$—	$981,743	$734,474	$231,242	$(965,716)	$981,743

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Post-merger	Year Ended December 31, 2010
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used for) operating activities:

Consolidated net income (loss)	$(462,563)	$(454,779)	$321,784	$43,435	$89,270	$(462,853)

Reconciling items:
Impairment charges	—	—	3,871	11,493	—	15,364
Depreciation and amortization	—	—	317,761	415,108	—	732,869
Deferred taxes	(1,445)	(250,630)	56,272	(15,377)	—	(211,180)
Provision for doubtful accounts	—	—	14,312	8,806	—	23,118
Amortization of deferred financing charges and note discounts, net	—	251,590	(3,908)	(109,547)	76,815	214,950
Share-based compensation	—	—	22,200	12,046	—	34,246
(Gain) loss on sale of operating assets	—	—	(7,043)	23,753	—	16,710
Loss on securities	—	—	—	6,490	—	6,490
Equity in (earnings) loss of nonconsolidated affiliates	454,779	(428,976)	80,040	(5,749)	(105,796)	(5,702)
Gain on debt extinguishment	—	—	—	—	(60,289)	(60,289)
Other reconciling items - net	—	—	(149)	26,239	—	26,090
Changes in operating assets and liabilities:
Increase in accounts receivable	—	—	(73,082)	(46,778)	—	(119,860)
(Decrease) increase in Federal income taxes receivable	4,187	382,024	(304,098)	50,196	—	132,309
Increase (decrease) in accounts payable, accrued expenses and other	—	(2,704)	62,904	50,308	—	110,508
Increase (decrease) in accrued interest	—	131,055	—	243	(44,245)	87,053
Increase (decrease) in deferred income	—	—	8,024	(7,228)	—	796
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	(547)	(77,131)	31,110	44,077	44,245	41,754

Net cash provided by (used for) operating activities	(5,589)	(449,551)	529,998	507,515	—	582,373
Cash flows provided by (used for) investing activities:
Investment in Clear Channel notes	—	—	(125,000)	—	125,000	—
Proceeds from maturity of Clear Channel notes	—	—	—	10,025	(10,025)	—
Proceeds from sales of other investments	—	—	—	18,700	(17,500)	1,200
Purchases of property, plant and equipment	—	—	(45,868)	(195,596)	—	(241,464)
Proceeds from disposal of assets	—	—	20,884	7,753	—	28,637
Acquisition of operating assets	—	—	(14,269)	(1,841)	—	(16,110)
Change in other – net	—	—	35,325	(12,335)	(35,450)	(12,460)

Net cash provided by (used for) investing activities	—	—	(128,928)	(173,294)	62,025	(240,197)

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Post-merger	Year Ended December 31, 2010
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used for) financing activities:
Draws on credit facilities	—	194,000	—	4,670	—	198,670
Payments on credit facilities	—	(105,500)	—	(47,095)	—	(152,595)
Proceeds from long-term debt	—	138,795	—	6,844	—	145,639
Payments on long-term debt	—	(383,682)	(4)	(13,211)	27,525	(369,372)
Repurchases of long-term debt	—	—	—	—	(125,000)	(125,000)
Intercompany funding	2,975	605,939	(439,697)	(169,217)	—	—
Change in other - net	2,614	—	—	(40,650)	35,450	(2,586)

Net cash provided by (used for) financing activities	5,589	449,552	(439,701)	(258,659)	(62,025)	(305,244)

Net increase (decrease) in cash and cash equivalents	—	1	(38,631)	75,562	—	36,932

Cash and cash equivalents at beginning of period	—	—	1,258,993	625,001	—	1,883,994

Cash and cash equivalents at end of period	$—	$1	$1,220,362	$700,563	$—	$1,920,926

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Post-merger	Year Ended December 31, 2009
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used for) operating activities:
Consolidated net income (loss)	$(4,377,056)	$(4,367,740)	$(3,783,590)	$(874,330)	$9,353,680	$(4,049,036)

Reconciling items:
Impairment charges	—	—	3,223,941	894,983	—	4,118,924
Depreciation and amortization	—	—	324,204	441,270	—	765,474
Deferred taxes	1,008	216,303	(489,556)	(144,946)	—	(417,191)
Provision for doubtful accounts	—	—	34,815	17,683	—	52,498
Amortization of deferred financing charges and note discounts, net	—	249,295	—	(45,452)	25,621	229,464
Share-based compensation	—	—	27,682	12,104	—	39,786
Loss on sale of operating assets	—	—	42,606	8,231	—	50,837
Loss on securities	—	—	273	13,098	—	13,371
Equity in (earnings) loss of nonconsolidated affiliates	4,367,740	3,770,825	872,212	20,622	(9,010,710)	20,689
(Gain) loss on debt extinguishment	—	(411,267)	—	66,824	(368,591)	(713,034)
Other reconciling items - net	—	—	8,638	37,528	—	46,166
Changes in operating assets and liabilities:
Decrease in accounts receivable	—	—	30,937	68,288	—	99,225
(Decrease) increase in Federal income taxes receivable	1,960	178,432	(102,673)	(1,780)	—	75,939
Increase (decrease) in accounts payable, accrued expenses and other	—	2,634	(41,835)	11,267	—	(27,934)
Increase (decrease) in accrued interest	—	58,070	(7,699)	621	(17,945)	33,047
Increase (decrease) in deferred income	—	—	4,690	(2,522)	—	2,168
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	(4,935)	(422,544)	317,022	(48,761)	—	(159,218)

Net cash provided by (used for) operating activities	(11,283)	(725,992)	461,667	474,728	(17,945)	181,175
Cash flows provided by (used for) investing activities:
Decrease (increase) in intercompany notes receivable – net	—	2,500,000	—	—	(2,500,000)	—
Investment in subsidiaries	—	(318,898)	—	—	318,898	—
Investment in Clear Channel notes	—	—	—	(361,411)	361,411	—
Proceeds from maturity of Clear Channel notes	—	—	—	33,500	(33,500)	—
Proceeds from sales of other investments	—	—	810	40,817	—	41,627
Purchases of property, plant and equipment	—	—	(47,377)	(176,415)	—	(223,792)
Proceeds from disposal of assets	—	—	30,674	18,144	—	48,818
Acquisition of operating assets	—	—	(3,367)	(4,933)	—	(8,300)
Change in other – net	—	(2,914)	3,576	(764)	—	(102)

Net cash provided by (used for) investing activities	—	2,178,188	(15,684)	(451,062)	(1,853,191)	(141,749)

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Post-merger	Year Ended December 31, 2009
(In thousands)	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used for) financing activities:
Draws on credit facilities	—	1,701,500	—	7,125	—	1,708,625
Payments on credit facilities	—	(698,877)	—	(3,364)	500,000	(202,241)
Proceeds from issuance of subsidiary senior notes	—	—	—	2,500,000	—	2,500,000
Proceeds from delayed draw term loan facility	—	500,000	—	—	—	500,000
Payments on long-term debt	—	(500,000)	(6)	(5,913)	33,500	(472,419)
Payments on senior secured credit facilities	—	(2,000,000)	—	—	—	(2,000,000)
Repayment of CCU Intercompany Note	—	—	—	(2,500,000)	2,500,000	—
Repurchases of long-term debt	—	—	—	—	(343,466)	(343,466)
Deferred financing charges	—	—	—	(60,330)	—	(60,330)
Intercompany funding	11,467	(454,819)	673,583	269,769	(500,000)	—
Proceeds from parent investment in subsidiaries	—	—	—	318,898	(318,898)	—
Change in other - net	(184)	—	—	(25,263)	—	(25,447)

Net cash provided by (used for) financing activities	11,283	(1,452,196)	673,577	500,922	1,871,136	1,604,722
Net increase in cash and cash equivalents	—	—	1,119,560	524,588	—	1,644,148
Cash and cash equivalents at beginning of period	—	—	139,433	100,413	—	239,846

Cash and cash equivalents at end of period	$—	$—	$1,258,993	$625,001	$—	$1,883,994

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Post-merger	Period from July 31 through December 31, 2008
(In thousands)	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used for) operating activities:
Consolidated net income (loss)	$(5,095,942)	$(5,093,258)	$(4,677,461)	$(3,006,202)	$12,830,384	$(5,042,479)
Less: Income (loss) from discontinued operations, net	—	—	(1,845)	—	—	(1,845)

Net income (loss) from continuing operations	(5,095,942)	(5,093,258)	(4,675,616)	(3,006,202)	12,830,384	(5,040,634)
Reconciling items:
Impairment charges	—	—	2,051,209	3,217,649	—	5,268,858
Depreciation and amortization	—	—	122,807	225,234	—	348,041
Deferred taxes	397	(71,627)	(278,330)	(270,334)	—	(619,894)
Provision for doubtful accounts	—	—	30,363	24,240	—	54,603
Amortization of deferred financing charges and note discounts, net	—	104,687	(1,288)	—	(540)	102,859
Share-based compensation	—	—	11,728	4,183	—	15,911
Gain on sale of operating assets	—	—	(8,335)	(4,870)	—	(13,205)
Loss on securities	—	—	56,710	59,842	—	116,552
Equity in (earnings) loss of nonconsolidated affiliates	5,093,258	4,675,297	3,007,885	(5,804)	(12,776,440)	(5,804)
Gain on debt extinguishment	—	(60,690)	(2,538)	—	(53,449)	(116,677)
Other reconciling items - net	—	—	1,590	10,499	—	12,089
Changes in operating assets and liabilities:
Decrease in accounts receivable	—	—	70,022	88,120	—	158,142
Increase (decrease) in accounts payable, accrued expenses and other	—	(122,571)	71,675	(79,276)	—	(130,172)
Increase (decrease) in accrued interest	—	101,907	(443)	(1,012)	(1,543)	98,909
Decrease in deferred income	—	—	(5,963)	(48,975)	—	(54,938)
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	(3,433)	143,573	(149,208)	60,454	—	51,386

Net cash provided by (used for) operating activities	(5,720)	(322,682)	302,268	273,748	(1,588)	246,026
Cash flows provided by (used for) investing activities:
Purchases of property, plant and equipment	—	—	(30,536)	(159,717)	—	(190,253)
Proceeds from disposal of assets	—	—	14,038	2,917	—	16,955
Acquisition of operating assets	—	(26,042)	(11,551)	(11,677)	26,042	(23,228)
Decrease (increase) in other - net	—	67,335	(96,254)	(39,841)	26,042	(42,718)
Cash used to purchase equity	(2,142,830)	(15,329,629)	—	—	—	(17,472,459)

Net cash provided by (used for) investing activities	(2,142,830)	(15,288,336)	(124,303)	(208,318)	52,084	(17,711,703)

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Post-merger	Period from July 31 through December 31, 2008
(In thousands)	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used for) financing activities:
Draws on credit facilities	—	150,000	—	30,000	—	180,000
Payments on credit facilities	—	(127,891)	—	(660)	—	(128,551)
Proceeds from long-term debt	—	532,500	—	25,020	—	557,520
Payments on long-term debt	—	(513,392)	(4,098)	(37,145)	(29)	(554,664)
Repurchases of long-term debt	—	—	—	—	(24,425)	(24,425)
Intercompany funding	5,720	187,725	(107,451)	(85,994)	—	—
Debt proceeds used to finance the merger	—	15,382,076	—	—	—	15,382,076
Equity proceeds used to finance the merger	2,142,830	—	—	—	—	2,142,830
Change in other - net	—	—	—	25,995	(26,042)	(47)

Net cash provided by (used for) financing activities	2,148,550	15,611,018	(111,549)	(42,784)	(50,496)	17,554,739
Cash flows provided by (used for) discontinued operations:
Net cash provided by operating activities	—	—	2,429	—	—	2,429
Net cash provided by investing activities	—	—	—	—	—	—
Net cash provided by financing activities	—	—	—	—	—	—

Net cash provided by discontinued operations	—	—	2,429	—	—	2,429
Net increase in cash and cash equivalents	—	—	68,845	22,646	—	91,491
Cash and cash equivalents at beginning of period	—	—	70,588	77,767	—	148,355

Cash and cash equivalents at end of period	$—	$—	$139,433	$100,413	$—	$239,846

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pre-merger	Period from January 1 through July 30, 2008
(In thousands)	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used for) operating activities:
Consolidated net income (loss)	$—	$1,036,525	$764,020	$183,496	$(930,364)	$1,053,677
Less: Income (loss) from discontinued operations, net	—	—	637,120	3,116	—	640,236

Net income (loss) from continuing operations	—	1,036,525	126,900	180,380	(930,364)	413,441
Reconciling items:
Depreciation and amortization	—	—	100,675	248,114	—	348,789
Deferred taxes	—	54,276	67,172	23,855	—	145,303
Provision for doubtful accounts	—	—	14,601	8,615	—	23,216
Amortization of deferred financing charges and note discounts, net	—	4,499	(969)	—	—	3,530
Share-based compensation	—	—	56,218	6,505	—	62,723
Gain on disposal of assets	—	—	(3,849)	(10,978)	—	(14,827)
Gain on trading securities	—	—	(36,758)	—	—	(36,758)
Equity in (earnings) loss of nonconsolidated affiliates	—	(744,920)	(185,444)	(94,215)	930,364	(94,215)
Loss on debt extinguishment	—	—	13,484	—	—	13,484
Other reconciling items - net	—	72	7,124	4,433	—	11,629
Changes in operating assets and liabilities:
Decrease in accounts receivable	—	—	18,100	6,429	—	24,529
Increase (decrease) in accounts payable, accrued expenses and other	—	118,654	98,456	(26,276)	—	190,834
Increase (decrease) in accrued interest	—	(8,374)	(8,405)	207	—	(16,572)
Increase in deferred income	—	—	17,068	34,132	—	51,200
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	—	(353,648)	312,572	(49,972)	—	(91,048)

Net cash provided by operating activities	—	107,084	596,945	331,229	—	1,035,258
Cash flows provided by (used for) investing activities:
Proceeds from sales of other investments	—	—	125,700	47,767	—	173,467
Purchases of property, plant and equipment	—	—	(40,642)	(199,560)	—	(240,202)
Proceeds from disposal of assets	—	—	34,176	38,630	—	72,806
Acquisition of operating assets	—	—	(69,015)	(84,821)	—	(153,836)
Change in other - net	—	(239,733)	(56,314)	27,561	—	(268,486)

Net cash used for investing activities	—	(239,733)	(6,095)	(170,423)	—	(416,251)

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pre-merger	Period from January 1 through July 30, 2008
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used for) financing activities:
Draws on credit facilities	—	620,464	—	72,150	—	692,614
Payments on credit facilities	—	(715,127)	—	(157,774)	—	(872,901)
Proceeds from long term debt	—	—	—	5,476	—	5,476
Payments on long-term debt	—	(625,000)	(652,686)	(4,662)	—	(1,282,348)
Intercompany funding	—	935,681	(789,261)	(146,420)	—	—
Dividends paid	—	(93,367)	—	—	—	(93,367)
Change in other - net	—	9,998	(110,410)	3,997	—	(96,415)

Net cash provided by (used for) financing activities	—	132,649	(1,552,357)	(227,233)	—	(1,646,941)
Cash flows provided by (used for) discontinued operations:
Net cash provided by (used for) operating activities	—	—	(68,770)	1,019	—	(67,751)
Net cash provided by investing activities	—	—	1,095,892	3,000	—	1,098,892
Net cash provided by financing activities	—	—	—	—	—	—

Net cash provided by discontinued operations	—	—	1,027,122	4,019	—	1,031,141
Net (decrease) increase in cash and cash equivalents	—	—	65,615	(62,408)	—	3,207
Cash and cash equivalents at beginning of period	—	—	4,973	140,175	—	145,148

Cash and cash equivalents at end of period	$—	$—	$70,588	$77,767	$—	$148,355

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2010, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Members

Clear Channel Capital I, LLC

We have audited Clear Channel Capital I, LLC’s (Clear Channel Capital) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Clear Channel Capital’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Clear Channel Capital maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Clear Channel Capital as of December 31, 2010 and 2009, the related consolidated statements of operations, member’s (deficit)/shareholders’ equity, and cash flows of Clear Channel Capital for the years ended December 31, 2010 and 2009 and for the period from July 31, 2008 through December 31, 2008, and the related consolidated statement of operations, shareholders’ equity, and cash flows of Clear Channel Communications, Inc. for the period from January 1, 2008 through July 30, 2008 and our report dated February 14, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

February 14, 2011

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

Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.

ITEM 14. Principal Accounting Fees and Services

Fees are incurred by CCMH for both the CCMH and Clear Channel audit services and are not allocated between the two companies. The following fees for services provided by Ernst & Young LLP were incurred by CCMH with respect to the years ended December 31, 2010 and 2009:

(In thousands)	For the Years Ended December 31,
	2010	2009
Audit fees (1)	$5,296	$6,627
Audit-related fees (2)	16	—
Tax fees (3)	621	938
All other fees (4)	589	75

Total fees for services	$6,522	$7,640

(1)	Audit fees are for professional services rendered for the audit of annual financial statements and reviews of quarterly financial statements. This category also includes fees for statutory audits required domestically and internationally, comfort letters, consents, assistance with and review of documents filed with the SEC, attest services, work done by tax professionals in connection with the audit or quarterly reviews, and accounting consultations and research work necessary to comply with generally accepted auditing standards.

(2)	Audit-related fees are for due diligence related to mergers and acquisitions, internal control reviews and attest services not required by statute or regulations.

(3)	Tax fees are for professional services rendered for tax compliance, tax advice and tax planning, except those provided in connection with the audit or quarterly reviews. Of the $621,268 and $937,733 in tax fees for 2010 and 2009, respectively, as shown in the table above, $302,480 and $348,444 was related to tax compliance services for 2010 and 2009, respectively.

(4)	All other fees are the fees for products and services other than those in the above three categories. This category includes, among other things, permitted corporate finance assistance, and certain advisory services such as internal audit assistance and legal services permitted by SEC rules during the applicable period.

The Audit Committees of CCMH and Clear Channel have jointly considered whether Ernst & Young LLP’s provision of non-audit services is compatible with maintaining Ernst & Young LLP’s independence.

The Audit Committees jointly pre-approve all audit and permitted non-audit services (including the fees and terms thereof) to be performed by the independent auditor. The chairperson of the Audit Committees may represent the Audit Committees jointly for the purposes of pre-approving permissible non-audit services, provided that the decision to pre-approve any service is disclosed to the Audit Committees no later than their next scheduled meetings.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)1. Financial Statements.

The following consolidated financial statements are included in Item 8:

Consolidated Balance Sheets as of December 31, 2010 and 2009.

Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the Years Ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008.

Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedule.

The following financial statement schedule for the years ended December 31, 2010, 2009 and 2008 and related report of independent auditors is filed as part of this report and should be read in conjunction with the consolidated financial statements.

Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

(In thousands)

Description	Balance at Beginning of period	Charges to Costs, Expenses and other	Write-off of Accounts Receivable	Other		Balance at end of Period
Period from January 1, through July 30, 2008	$59,169	$23,216	$19,679	$2,157	(1)	$64,863

Period from July 31, through December 31, 2008	$64,863	$54,603	$18,703	$(3,399	)(1)	$97,364

Year ended December 31, 2009	$97,364	$52,498	$77,850	$(362	)(1)	$71,650

Year ended December 31, 2010	$71,650	$23,023	$20,731	$718	(1)	$74,660

(1) Primarily foreign currency adjustments.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Deferred Tax Asset Valuation Allowance

(In thousands)

Description	Balance at Beginning of period	Charges to Costs, Expenses and other (1)	Utilization (2)	Adjustments (3)	Balance at end of Period
Period from January 1, through July 30, 2008	$516,922	$—	$(264,243)	$—	$252,679

Period from July 31, through December 31, 2008	$252,679	$62,114	$3,341	$1,396	$319,530

Year ended December 31, 2009	$319,530	$—	$(7,369)	$(308,307)	$3,854

Year ended December 31, 2010	$3,854	$13,580	$—	$—	$17,434

(1)	During 2008 the Company recorded a valuation allowance on certain net operating losses that are not able to be carried back to prior years. During 2010, the Company recorded a valuation allowance on certain capital allowance deferred tax assets due to the uncertainty of the ability to utilize those assets in future periods.

(2)	During 2008 and 2009 the Company utilized capital loss carryforwards to offset the capital gains generated in both continuing and discontinued operations from the disposition of primarily broadcast assets and certain investments. The related valuation allowance was released as a result of the capital loss carryforward utilization.

(3)	Related to a valuation allowance for the capital loss carryforward recognized during 2005 as a result of the spin-off of Live Nation and certain net operating loss carryforwards. During 2008 the amount of capital loss carryforward and the related valuation allowance were adjusted due to the true up of the amount utilized on the 2007 tax return and the impact certain IRS audit adjustments that were agreed to during the year. During 2009 the Company released all valuation allowances related to its capital loss carryforwards due to the fact the all capital loss carryforwards were utilized or expired as of December 31, 2009. In addition, the Company released valuation allowances related to certain net operating loss carryforwards due to the fact that the Company can now carryback certain losses to prior years as a result of the enactment of the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) on November 6, 2009 that allowed carryback of certain net operating losses five years. The Company’s expectations as to future taxable income from deferred tax liabilities that reverse in the relevant carryforward period for those net operating losses that cannot be carried back will be sufficient for the realization of the deferred tax assets associated with the remaining net operating loss carryforwards.

(a)3. Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Merger among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC and Clear Channel Communications, Inc., dated as of November 16, 2006 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed November 16, 2006).

2.2	Amendment No. 1, dated April 18, 2007, to the Agreement and Plan of Merger, dated as of November 16, 2006, by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 19, 2007).

2.3	Amendment No. 2, dated May 17, 2007, to the Agreement and Plan of Merger, dated as of November 16, 2006, by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, BT Triple Crown Holdings III, Inc. and Clear Channel Communications, Inc., as amended (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 18, 2007).

2.4	Amendment No. 3, dated May 13, 2008, to the Agreement and Plan of Merger, dated as of November 16, 2006, by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, CC Media Holdings, Inc. and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 14, 2008).

2.5	Asset Purchase Agreement dated April 20, 2007, between Clear Channel Broadcasting, Inc., ABO Broadcasting Operations, LLC, Ackerley Broadcasting Fresno, LLC, AK Mobile Television, Inc., Bel Meade Broadcasting, Inc., Capstar Radio Operating Company, Capstar TX Limited Partnership, CCB Texas Licenses, L.P., Central NY News, Inc., Citicasters Co., Clear Channel Broadcasting Licenses, Inc., Clear Channel Investments, Inc. and TV Acquisition LLC (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 26, 2007).

3.1	Third Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1.1 to the Company’s Registration Statement on Form S-4 (File No. 333-158279) filed March 30, 2009).

3.2	Seventh Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ending December 31, 2007).

4.1	Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

4.2	Second Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and the Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 28, 1998).

4.3	Third Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 28, 1998).

4.4	Ninth Supplemental Indenture dated September 12, 2000, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

4.5	Eleventh Supplemental Indenture dated January 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York as Trustee (Incorporated by reference to Exhibit 4.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

Exhibit Number	Description
4.6	Twelfth Supplemental Indenture dated March 17, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed March 18, 2003).

4.7	Thirteenth Supplemental Indenture dated May 1, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed May 2, 2003).

4.8	Fourteenth Supplemental Indenture dated May 21, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed May 22, 2003).

4.9	Sixteenth Supplemental Indenture dated December 9, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed December 10, 2003).

4.10	Seventeenth Supplemental Indenture dated September 15, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 21, 2004).

4.11	Eighteenth Supplemental Indenture dated November 22, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 17, 2004).

4.12	Nineteenth Supplemental Indenture dated December 13, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 17, 2004).

4.13	Twentieth Supplemental Indenture dated March 21, 2006, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 24, 2006).

4.14	Twenty-First Supplemental Indenture dated August 15, 2006, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 16, 2006).

4.15	Twenty-Second Supplemental Indenture, dated as of January 2, 2008, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York Trust Company, N.A. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 4, 2008).

4.16	Fourth Supplemental Indenture, dated as of January 2, 2008, by and among AMFM, The Bank of New York Trust Company, N.A., and the guarantors party thereto (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 4, 2008).

4.17	Indenture, dated July 30, 2008, by and among BT Triple Crown Merger Co., Inc., Law Debenture Trust Company of New York, Deutsche Bank Trust Company Americas and Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the Merger) (Incorporated by reference to Exhibit 10.22 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

Exhibit Number	Description
4.18	Supplemental Indenture, dated July 30, 2008, by and among Clear Channel Capital I, LLC, certain subsidiaries of Clear Channel Communications, Inc. party thereto and Law Debenture Trust Company of New York (Incorporated by reference to Exhibit 10.17 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on July 30, 2008).

4.19	Supplemental Indenture, dated December 9, 2008, by and among CC Finco Holdings, LLC, a subsidiary of Clear Channel Communications, Inc. and Law Debenture Trust Company of New York (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

4.20	Indenture with respect to 9.25% Series A Senior Notes due 2017, dated as of December 23, 2009, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., U.S. Bank National Association and the guarantors party thereto (Incorporated by reference to Exhibit 4.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

4.21	Indenture with respect to 9.25% Series B Senior Notes due 2017, dated as of December 23, 2009, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., U.S. Bank National Association and the guarantors party thereto (Incorporated by reference to Exhibit 4.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.1+	Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the Merger), the subsidiary co-borrowers of the Company party thereto, Clear Channel Capital I, LLC, the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.2	Amendment No. 1, dated as of July 9, 2008, to the Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc., the subsidiary co-borrowers of the Company party thereto, Clear Channel Capital I, LLC, the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto (Incorporated by reference to Exhibit 10.10 to the CC Media Holdings, Inc. Current Report on Form 8-K filed July 30, 2008).

10.3	Amendment No. 2, dated as of July 28, 2008, to the Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc., the subsidiary co-borrowers of the Company party thereto, Clear Channel Capital I, LLC, the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto (Incorporated by reference to Exhibit 10.11 to the CC Media Holdings, Inc. Current Report on Form 8-K filed July 30, 2008).

10.4+	Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the Merger), the subsidiary borrowers of the Company party thereto, Clear Channel Capital I, LLC, the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.5	Amendment No. 1, dated as of July 9, 2008, to the Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc., the subsidiary borrowers of the Company party thereto, Clear Channel Capital I, LLC, the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto (Incorporated by reference to Exhibit 10.13 to the CC Media Holdings, Inc. Current Report on Form 8-K filed July 30, 2008).

Exhibit Number	Description
10.6	Amendment No. 2, dated as of July 28 2008, to the Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc., the subsidiary borrowers of the Company party thereto, Clear Channel Capital I, LLC, the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto (Incorporated by reference to Exhibit 10.14 to the CC Media Holdings, Inc. Current Report on Form 8-K filed July 30, 2008).

10.7	Revolving Promissory Note dated November 10, 2005 payable by Clear Channel Communications, Inc. to Clear Channel Outdoor Holdings, Inc. in the original principal amount of $1,000,000,000 (Incorporated herein by reference to Exhibit 10.8 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.8	First Amendment, dated as of December 23, 2009, to the Revolving Promissory Note, dated as of November 10, 2005, by Clear Channel Communications, Inc., as Maker, to Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.9	Revolving Promissory Note dated November 10, 2005 payable by Clear Channel Outdoor Holdings, Inc. to Clear Channel Communications, Inc. in the original principal amount of $1,000,000,000 (Incorporated herein by reference to Exhibit 10.7 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.10	First Amendment, dated as of December 23, 2009, to the Revolving Promissory Note, dated as of November 10, 2005, by Clear Channel Outdoor Holdings, Inc., as Maker, to Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.11	Series A Senior Notes Proceeds Loan Agreement, dated as of December 23, 2009, by and between Clear Channel Worldwide Holdings, Inc. and Clear Channel Outdoor, Inc. (Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.12	Series B Senior Notes Proceeds Loan Agreement, dated as of December 23, 2009, by and between Clear Channel Worldwide Holdings, Inc. and Clear Channel Outdoor, Inc. (Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.13	First Amended and Restated Management Agreement, dated as of July 28, 2008, by and among CC Media Holdings, Inc., BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, THL Managers VI, LLC and Bain Capital Partners, LLC (Incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Current Report on Form 8-K filed July 30, 2008).

10.14	Amended and Restated Voting Agreement dated as of May 13, 2008 by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, CC Media Holdings, Inc., Highfields Capital I LP, Highfields Capital II LP, Highfields Capital III LP and Highfields Capital Management LP (Incorporated by reference to Annex E to the CC Media Holdings, Inc., Registration Statement on Form S-4 (File No. 333-151345) filed June 2, 2008).

10.15	Voting Agreement dated as of May 13, 2008 by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, CC Media Holdings, Inc., Abrams Capital Partners I, LP, Abrams Capital Partners II, LP, Whitecrest Partners, LP, Abrams Capital International, Ltd. and Riva Capital Partners, LP (Incorporated by reference to Annex F to the CC Media Holdings, Inc., Registration Statement on Form S-4 (File No. 333-151345) filed June 2, 2008).

10.16§	Stockholders Agreement, dated as of July 29, 2008, by and among CC Media Holdings, Inc., BT Triple Crown Merger Co., Inc., Clear Channel Capital IV, LLC, Clear Channel Capital V, L.P., L. Lowry Mays, Randall T. Mays, Mark P. Mays, LLM Partners, Ltd., MPM Partners, Ltd. and RTM Partners, Ltd. (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

Exhibit Number	Description
10.17§	Side Letter Agreement, dated as of July 29, 2008, among CC Media Holdings, Inc., BT Triple Crown Merger Co., Inc., Clear Channel Capital IV, LLC, Clear Channel Capital V, L.P., L. Lowry Mays, Mark P. Mays, Randall T. Mays, LLM Partners, Ltd., MPM Partners Ltd. and RTM Partners, Ltd. (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.18	Affiliate Transactions Agreement, dated as of July 30, 2008, by and among CC Media Holdings, Inc., Bain Capital Fund IX, L.P., Thomas H. Lee Equity Fund VI, L.P. and BT Triple Crown Merger Co., Inc. (Incorporated by reference to Exhibit 99.6 to CC Media Holdings, Inc., Form 8-A Registration Statement filed July 30, 2008).

10.19§	Side Letter Agreement, dated as of December 22, 2009, by and among Randall T. Mays, CC Media Holdings, Inc., BT Triple Crown Merger Co., Inc., Clear Channel Capital IV, LLC, Clear Channel Capital V, L.P., L. Lowry Mays, Mark P. Mays and other parties thereto (Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed December 29, 2009).

10.20§	Clear Channel 2008 Executive Incentive Plan (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.21§	Form of Senior Executive Option Agreement (Incorporated by reference to Exhibit 10.20 to the CC Media Holdings, Inc. Current Report on Form 8-K filed July 30, 2008).

10.22§	Form of Senior Executive Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.21 to the CC Media Holdings, Inc. Current Report on Form 8-K filed July 30, 2008).

10.23§	Form of Senior Management Option Agreement (Incorporated by reference to Exhibit 10.22 to the CC Media Holdings, Inc. Current Report on Form 8-K filed July 30, 2008).

10.24§	Form of Executive Option Agreement (Incorporated by reference to Exhibit 10.23 to the CC Media Holdings, Inc. Current Report on Form 8-K filed July 30, 2008).

10.25§	Clear Channel 2008 Employee Equity Investment Program (Incorporated by reference to Exhibit 10.24 to the CC Media Holdings, Inc. Current Report on Form 8-K filed July 30, 2008).

10.26§	Clear Channel 2008 Annual Incentive Plan (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.27§	Relocation Policy - Chief Executive Officer and Direct Reports (Guaranteed Purchase Offer) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 12, 2010).

10.28§	Relocation Policy - Chief Executive Officer and Direct Reports (Buyer Value Option) (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 12, 2010).

10.29§	Relocation Policy - Function Head Direct Reports (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 12, 2010).

10.30§	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.26 to the CC Media Holdings, Inc. Current Report on Form 8-K filed July 30, 2008).

10.31§	Amended and Restated Employment Agreement, dated as of July 28, 2008, by and among L. Lowry Mays, CC Media Holdings, Inc. and BT Triple Crown Merger Co., Inc. (Incorporated by reference to Exhibit 10.7 to the CC Media Holdings, Inc. Current Report on Form 8-K filed July 30, 2008).

10.32§	Amended and Restated Employment Agreement, dated as of December 22, 2009, by and among Randall T. Mays, Clear Channel Communications, Inc. and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

Exhibit Number	Description
10.33§	Amended and Restated Employment Agreement, dated June 23, 2010, by and among Mark P. Mays, CC Media Holdings, Inc., and Clear Channel Communications, Inc., as successor to BT Triple Crown Merger Co., Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 24, 2010).

10.34§	Employment Agreement, dated as of December 15, 2009, between Tom Casey and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 5, 2010).

10.35§	Employment Agreement, dated as of December 15, 2009, between Robert H. Walls, Jr., and Clear Channel Management Services, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 5, 2010).

10.36§	Amended and Restated Employment Agreement, dated as of November 15, 2010, between John E. Hogan and Clear Channel Broadcasting, Inc. (Incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Current Report on Form 8-K filed November 18, 2010).

10.37§	Employment Separation Agreement, dated as of October 19, 2009, between Clear Channel Communications, Inc. and Herbert W. Hill (Incorporated by reference to Exhibit 10.10 to the Company’s Amendment to Form 10-Q filed
November 13, 2009).

10.38§	Employment Separation Agreement, dated as of July 13, 2009, between Andrew W. Levin and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.40 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.39*§	Form of Executive Option Agreement dated as of July 30, 2008 between John Hogan and CC Media Holdings, Inc.

10.40§	Second Amendment to Senior Executive Option Agreement, dated as of December 22, 2009, to the Senior Executive Option Agreement, dated July 30, 2008, between Randall T. Mays and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed December 29, 2009).

10.41§	Second Amendment to Senior Executive Option Agreement, dated as of June 23, 2010, to the Senior Executive Option Agreement, dated July 30, 2008, between Mark P. Mays and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 24, 2010).

10.42*§	Form of Executive Option Agreement dated as of December 31, 2010 between Tom Casey and CC Media Holdings, Inc.

10.43*§	Form of Executive Option Agreement dated as of December 31, 2010 between John Hogan and CC Media Holdings, Inc.

10.44*§	Form of Executive Option Agreement dated as of December 31, 2010 between Robert H. Walls, Jr. and CC Media Holdings, Inc.

11*	Statement re: Computation of Per Share Earnings.

21	Subsidiaries (Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K).

23*	Consent of Ernst and Young LLP.

24*	Power of Attorney (included on signature page).

31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
§	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.
+	This Exhibit was filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of the Exhibit have been omitted and have been marked by the following symbol: [**].

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 2011.

CLEAR CHANNEL COMMUNICATIONS, INC.

By:	/s/ Mark P. Mays
Mark P. Mays
President and Chief Executive Officer

Power of Attorney

Each person whose signature appears below authorizes Mark P. Mays, Thomas W. Casey and Scott D. Hamilton., or any one of them, each of whom may act without joinder of the others, to execute in the name of each such person who is then an officer or director of the Registrant and to file any amendments to this Annual Report on Form 10-K necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such report as such attorney-in-fact may deem appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark P. Mays Mark P. Mays	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	February 14, 2011

/s/ Randall T. Mays Randall T. Mays	Vice Chairman and Director	February 14, 2011

/s/ Thomas W. Casey Thomas W. Casey	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 14, 2011

/s/ Scott D. Hamilton Scott D. Hamilton	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 14, 2011

/s/ David C. Abrams David C. Abrams	Director	February 14, 2011

/s/ Irving L. Azoff Irving L. Azoff	Director	February 14, 2011

/s/ Steven W. Barnes Steven W. Barnes	Director	February 14, 2011

Name	Title	Date

/s/ Richard J. Bressler Richard J. Bressler	Director	February 14, 2011

/s/ Charles A. Brizius Charles A. Brizius	Director	February 14, 2011

/s/ John P. Connaughton John P. Connaughton	Director	February 14, 2011

/s/ Blair E. Hendrix Blair E. Hendrix	Director	February 14, 2011

/s/ Jonathon S. Jacobson Jonathon S. Jacobson	Director	February 14, 2011

/s/ Ian K. Loring Ian K. Loring	Director	February 14, 2011

/s/ Scott M. Sperling Scott M. Sperling	Director	February 14, 2011