Form 10-Q
period 2011-06-30
CLEAR CHANNEL COMMUNICATIONS INC
filed 2011-08-03
CIK 739708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number

001- 09645

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2011
Common stock, $.001 par value	500,000,000

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form in a reduced disclosure format permitted by General Instruction H(2).

CLEAR CHANNEL COMMUNICATIONS, INC.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS OF CLEAR CHANNEL CAPITAL I, LLC

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2011 (Unaudited)	December 31, 2010
CURRENT ASSETS
Cash and cash equivalents	$1,219,156	$1,920,926
Accounts receivable, net	1,453,260	1,373,880
Other current assets	352,600	308,367

Total Current Assets	3,025,016	3,603,173

PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,980,304	2,007,399
Other property, plant and equipment, net	1,137,916	1,138,155

INTANGIBLE ASSETS
Definite-lived intangibles, net	2,181,986	2,288,149
Indefinite-lived intangibles	3,532,255	3,538,241
Goodwill	4,210,765	4,119,326

Other assets	813,809	765,939

Total Assets	$16,882,051	$17,460,382

CURRENT LIABILITIES
Accounts payable and accrued expenses	$851,536	$956,867
Accrued interest	162,279	121,199
Current portion of long-term debt	289,943	867,735
Deferred income	220,304	152,778

Total Current Liabilities	1,524,062	2,098,579

Long-term debt	19,885,059	19,739,617
Deferred income taxes	2,005,472	2,050,196
Other long-term liabilities	737,483	776,676

Commitments and contingent liabilities (Note 6)

MEMBER’S DEFICIT
Noncontrolling interest	522,409	490,920
Member’s interest	2,127,727	2,128,383
Retained deficit	(9,740,184)	(9,555,173)
Accumulated other comprehensive loss	(179,977)	(268,816)

Total Member’s Deficit	(7,270,025)	(7,204,686)

Total Liabilities and Member’s Deficit	$16,882,051	$17,460,382

See Notes to Consolidated Financial Statements

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$1,604,386	$1,490,009	$2,925,212	$2,753,787
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	642,340	600,916	1,238,595	1,198,263
Selling, general and administrative expenses (excludes depreciation and amortization)	408,111	376,637	768,635	725,933
Corporate expenses (excludes depreciation and amortization)	56,486	64,109	108,833	128,605
Depreciation and amortization	189,641	184,178	373,352	365,512
Other operating income – net	3,229	3,264	19,943	7,036

Operating income	311,037	267,433	455,740	342,510
Interest expense	358,950	385,579	728,616	771,374
Equity in earnings of nonconsolidated affiliates	5,271	3,747	8,246	5,618
Other income (expense) – net	(4,517)	(787)	(6,553)	57,248

Loss before income taxes	(47,159)	(115,186)	(271,183)	(365,998)
Income tax benefit	9,184	37,979	101,845	109,164

Consolidated net loss	(37,975)	(77,207)	(169,338)	(256,834)
Less amount attributable to noncontrolling interest	15,204	9,117	15,673	4,904

Net loss attributable to the Company	$(53,179)	$(86,324)	$(185,011)	$(261,738)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	36,565	(74,223)	75,872	(113,672)
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	11,057	(412)	14,009	3,533
Unrealized holding gain (loss) on cash flow derivatives	(1,399)	(4,992)	11,943	(8,146)
Reclassification adjustment	59	(1,366)	148	(1,141)

Comprehensive loss	(6,897)	(167,317)	(83,039)	(381,164)
Less amount attributable to noncontrolling interest	6,435	(11,572)	13,133	(16,240)

Comprehensive loss attributable to the Company	$(13,332)	$(155,745)	$(96,172)	$(364,924)

See Notes to Consolidated Financial Statements

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Consolidated net loss	$(169,338)	$(256,834)

Reconciling items:
Depreciation and amortization	373,352	365,512
Deferred taxes	(90,895)	(135,808)
Gain on disposal of operating assets	(19,943)	(7,036)
(Gain) loss on extinguishment of debt	5,721	(60,289)
Provision for doubtful accounts	8,300	7,791
Share-based compensation	8,029	16,624
Equity in earnings of nonconsolidated affiliates	(8,246)	(5,618)
Amortization of deferred financing charges and note discounts, net	100,233	105,596
Other reconciling items – net	13,998	3,757
Changes in operating assets and liabilities:
Increase in accounts receivable	(18,262)	(66,994)
Increase in deferred income	61,427	42,320
Increase (decrease) in accrued expenses	(108,083)	26,003
Decrease in accounts payable and other liabilities	(74,089)	(7,837)
Increase in accrued interest	20,240	45,188
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	(38,944)	(19,583)

Net cash provided by operating activities	63,500	52,792

Cash flows from investing activities:
Purchases of property, plant and equipment	(140,452)	(103,409)
Purchases of businesses	(33,181)	—
Acquisition of operating assets	(4,781)	(10,814)
Proceeds from disposal of assets	48,116	11,107
Change in other – net	856	(2,437)

Net cash used for investing activities	(129,442)	(105,553)

Cash flows from financing activities:
Draws on credit facilities	10,000	148,304
Payments on credit facilities	(958,074)	(104,541)
Proceeds from long-term debt	1,726,254	6,844
Payments on long-term debt	(1,362,496)	(247,807)
Deferred financing charges	(46,597)	—
Repurchases of long-term debt	—	(125,000)
Change in other – net	(4,915)	(4,303)

Net cash used for financing activities	(635,828)	(326,503)

Net decrease in cash and cash equivalents	(701,770)	(379,264)

Cash and cash equivalents at beginning of period	1,920,926	1,883,994

Cash and cash equivalents at end of period	$1,219,156	$1,504,730

See Notes to Consolidated Financial Statements

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION AND NEW ACCOUNTING STANDARDS

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

The accompanying consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the SEC and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the period ended March 31, 2011.

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

Omission of Per Share Information

Net loss per share information is not presented as Clear Channel Capital II, LLC is the sole member of the Company and owns 100% of the limited liability company interests. The Company does not have any publicly traded common stock or potential common stock.

New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU updates Topic 805 to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments of this ASU are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted the provisions of ASU 2010-29 on January 1, 2011 without material impact to the Company’s disclosures.

In April 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in this ASU to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

disclosing information about fair value measurements. The amendments in this ASU are to be applied prospectively for interim and annual periods beginning after December 15, 2011. The Company does not expect the provisions of ASU 2011-04 to have a material effect on its financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The changes apply for interim and annual financial statements and should be applied retrospectively, effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company currently complies with the provisions of this ASU by presenting the components of comprehensive income in a single continuous financial statement within its consolidated statement of operations for both interim and annual periods.

NOTE 2 — PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL

Acquisitions

On April 29, 2011, Clear Channel Acquisition, LLC, the Company’s wholly-owned subsidiary, purchased the traffic business of Westwood One, Inc. (“Westwood One”) for $24.3 million. Immediately after closing, the acquired subsidiaries repaid pre-existing, intercompany debt owed by the subsidiaries to Westwood One in the amount of $95.0 million. The acquisition resulted in an increase of $17.2 million to property, plant and equipment, $36.3 million to intangible assets and $66.0 million to goodwill.

Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets at June 30, 2011 and December 31, 2010, respectively:

(In thousands)	June 30,	December 31,
	2011	2010
Land, buildings and improvements	$656,619	$652,575
Structures	2,740,631	2,623,561
Towers, transmitters and studio equipment	390,091	397,434
Furniture and other equipment	330,153	282,385
Construction in progress	83,337	65,173

	4,200,831	4,021,128
Less: accumulated depreciation	1,082,611	875,574

Property, plant and equipment, net	$3,118,220	$3,145,554

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

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at June 30, 2011 and December 31, 2010, respectively:

(In thousands)	June 30, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor contractual rights	$810,930	$293,416	$789,867	$241,461
Customer / advertiser relationships	1,210,289	349,805	1,210,205	289,824
Talent contracts	350,612	119,344	317,352	99,050
Representation contracts	232,412	119,447	231,623	101,650
Other	558,287	98,532	551,197	80,110

Total	$3,162,530	$980,544	$3,100,244	$812,095

Total amortization expense related to definite-lived intangible assets was $80.4 million and $87.1 million for the three months ended June 30, 2011 and 2010, respectively, and $159.5 million and $168.2 million for the six months ended June 30, 2011 and 2010, respectively.

As acquisitions and dispositions occur in the future, amortization expense may vary. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)

2012	$302,913
2013	283,773
2014	262,101
2015	239,430
2016	218,479

Indefinite-lived Intangible Assets

The Company’s indefinite-lived intangible assets consist of Federal Communications Commission (“FCC”) broadcast licenses and billboard permits as follows:

(In thousands)	June 30,	December 31,
	2011	2010
FCC broadcast licenses	$2,418,366	$2,423,828
Billboard permits	1,113,889	1,114,413

Total indefinite-lived intangible assets	$3,532,255	$3,538,241

Goodwill

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments.

(In thousands)	Radio	Americas Outdoor	International Outdoor	Other	Total
Balance as of December 31, 2009	$3,146,869	$585,249	$276,343	$116,544	$4,125,005
Impairment	—	—	(2,142)	—	(2,142)
Acquisitions	—	—	—	342	342
Dispositions	(5,325)	—	—	—	(5,325)
Foreign currency	—	285	3,299	—	3,584
Other	(1,346)	—	(792)	—	(2,138)

Balance as of December 31, 2010	$3,140,198	$585,534	$276,708	$116,886	$4,119,326

Acquisitions	78,246	—	—	211	78,457
Dispositions	(9,400)	—	—	—	(9,400)
Foreign currency	—	327	22,083	—	22,410
Other adjustments	(28)	—	—	—	(28)

Balance as of June 30, 2011	$3,209,016	$585,861	$298,791	$117,097	$4,210,765

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 3 — DEBT

Long-term debt at June 30, 2011 and December 31, 2010 consisted of the following:

(In thousands)	June 30, 2011	December 31, 2010
Senior Secured Credit Facilities:
Term Loan Facilities (1)	$10,493,847	$10,885,447
Revolving Credit Facility Due 2014	1,280,550	1,842,500
Delayed Draw Facilities Due 2016	976,776	1,013,227
Receivables Based Facility Due 2014	—	384,232
Priority Guarantee Notes Due 2021	1,750,000	—
Other Secured Long-term Debt	6,232	4,692

Total Consolidated Secured Debt	14,507,405	14,130,098

Senior Cash Pay Notes	796,250	796,250
Senior Toggle Notes	829,831	829,831
Clear Channel Senior Notes	2,078,415	2,911,393
Subsidiary Senior Notes	2,500,000	2,500,000
Other long-term debt	58,476	63,115
Purchase accounting adjustments and original issue discount	(595,375)	(623,335)

	20,175,002	20,607,352
Less: current portion	289,943	867,735

Total long-term debt	$19,885,059	$19,739,617

(1)	Term Loan Facilities mature at various dates from 2014 through 2016.

Clear Channel’s weighted average interest rate at June 30, 2011 was 6.2%. The aggregate market value of Clear Channel’s debt based on market prices for which quotes were available was approximately $18.4 billion and $18.7 billion at June 30, 2011 and December 31, 2010, respectively.

Refinancing Transactions

During the first quarter of 2011, Clear Channel amended its senior secured credit facilities and its receivables based credit facility and issued $1.0 billion aggregate principal amount of 9.0% Priority Guarantee Notes due 2021 (the “Initial Notes”). Clear Channel capitalized $39.5 million in fees and expenses associated with the offering of the Initial Notes and is amortizing them through interest expense over the life of the Initial Notes.

Clear Channel used the proceeds of the Initial Notes offering to prepay $500.0 million of the indebtedness outstanding under its senior secured credit facilities. The $500.0 million prepayment was allocated on a ratable basis between outstanding term loans and revolving credit commitments under Clear Channel’s revolving credit facility, thus permanently reducing the revolving credit commitments under Clear Channel’s revolving credit facility to $1.9 billion. The prepayment resulted in the accelerated expensing of $5.7 million of loan fees recorded in “Other income (expense) – net”.

The proceeds from the offering of the Initial Notes, along with available cash on hand, were also used to repay at maturity $692.7 million in aggregate principal amount of Clear Channel’s 6.25% senior notes, which matured during the first quarter of 2011.

Clear Channel obtained, concurrent with the offering of the Initial Notes, amendments to its credit agreements with respect to its senior secured credit facilities and its receivables based credit facility (revolving credit commitments under the receivables based facility were reduced from $783.5 million to $625.0 million), which were required as a condition to complete the offering. The amendments, among other things, permit Clear Channel to request future extensions of the maturities of its senior secured credit facilities, provide Clear Channel with greater flexibility in the use of its accordion capacity, provide Clear Channel with greater flexibility to incur new debt, provided that the proceeds from such new debt are used to pay down senior secured credit facility

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

indebtedness, and provide greater flexibility for Clear Channel’s indirect subsidiary, Clear Channel Outdoor Holdings, Inc. (“CCOH”), and its subsidiaries to incur new debt, provided that the net proceeds distributed to Clear Channel from the issuance of such new debt are used to pay down senior secured credit facility indebtedness.

In June 2011, Clear Channel issued an additional $750.0 million in aggregate principal amount of its 9.0% Priority Guarantee Notes due 2021 (the “Additional Notes” or, together with the Initial Notes, the “9.0% Priority Guarantee Notes”) at an issue price of 93.845% of the principal amount of the Additional Notes. Interest on the Additional Notes accrued from February 23, 2011, and accrued interest was paid by the purchaser at the time of delivery of the Additional Notes on June 14, 2011. The Initial Notes and the Additional Notes have identical terms and are treated as a single class.

Of the $703.8 million of proceeds from the issuance of the Additional Notes ($750.0 million aggregate principal amount net of $46.2 million of discount), Clear Channel intends to use (i) $203.8 million to repay at maturity a portion of Clear Channel’s 5% senior notes which mature in March 2012 and (ii) the remaining $500 million for general corporate purposes (to replenish cash on hand that Clear Channel previously used to pay senior notes at maturity on March 15, 2011 and May 15, 2011). In addition, such proceeds may be used in connection with one or more future transactions involving a permanent repayment of a portion of Clear Channel’s senior secured credit facilities as part of Clear Channel’s long-term efforts to optimize its capital structure.

Clear Channel capitalized an additional $6.9 million in fees and expenses associated with the offering of the Additional Notes and is amortizing them through interest expense over the life of the Additional Notes.

Debt Repurchases, Maturities and Other

During the second quarter of 2011, Clear Channel repaid its 4.4% senior notes at maturity for $140.2 million (net of $109.8 million principal amount held by and repaid to a subsidiary of Clear Channel), plus accrued interest, with available cash on hand. Prior to, and in connection with the Additional Notes offering, Clear Channel repaid all amounts outstanding under its receivables based credit facility on June 8, 2011, using cash on hand. This voluntary repayment did not reduce the commitments under this facility and Clear Channel may reborrow amounts under this facility at any time. In addition, on June 27, 2011, Clear Channel made a voluntary payment of $500.0 million on its revolving credit facility, which did not reduce the commitments under this facility and Clear Channel may reborrow amounts under this facility at any time.

During the first six months of 2010, Clear Channel Investments, Inc. (“CC Investments”), an indirect wholly-owned subsidiary of the Company, repurchased $185.2 million aggregate principal amount of certain of Clear Channel’s outstanding senior toggle notes for $125.0 million through an open market purchase. Notes repurchased by CC Investments are eliminated in consolidation.

NOTE 4 — SUPPLEMENTAL DISCLOSURES

Divestiture Trusts

The Company owns certain radio stations which, under current FCC rules, are not permitted or transferable. These radio stations were placed in a trust in order to comply with FCC rules at the time of the closing of the merger that resulted in the Company’s acquisition of Clear Channel. The Company is the beneficial owner of the trust, but the radio stations are managed by an independent trustee. The Company will have to divest all of these radio stations unless any stations may be owned by the Company under then-current FCC rules, in which case the trust will be terminated with respect to such stations. The trust agreement stipulates that the Company must fund any operating shortfalls of the trust activities, and any excess cash flow generated by the trust is distributed to the Company. The Company is also the beneficiary of proceeds from the sale of stations held in the trust. The Company consolidates the trust in accordance with ASC 810-10, which requires an enterprise involved with variable interest entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in the variable interest entity, as the trust was determined to be a variable interest entity and the Company is its primary beneficiary. During the six months ended June 30, 2011, the Company’s Radio segment sold stations from the trust and recorded a gain of $6.7 million included in “Other operating income – net.”

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Income Tax Benefit

The Company’s income tax benefit for the three and six months ended June 30, 2011 and 2010, respectively, consisted of the following components:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Current tax benefit (expense)	$(21,045)	$(13,987)	$10,950	$(26,644)
Deferred tax benefit	30,229	51,966	90,895	135,808

Income tax benefit	$9,184	$37,979	$101,845	$109,164

The effective tax rate for the three and six months ended June 30, 2011 was 19.5% and 37.6%, respectively. The effective tax rate for the three months ended June 30, 2011 was primarily impacted by the deferred tax expense recorded as a result of changes to tax rates and laws in certain domestic jurisdictions and the vesting of equity awards. The effective tax rate for the six months ended June 30, 2011 was primarily impacted by the Company’s settlement of U.S. federal and state tax examinations during the period. Pursuant to the settlements, the Company recorded a reduction to income tax expense of approximately $12.3 million to reflect the net tax benefits of the settlements. In addition, the effective rate for the six months ended June 30, 2011 was impacted by the Company’s ability to benefit from certain tax loss carryforwards in foreign jurisdictions due to increased taxable income during 2011, where the losses previously did not provide a benefit.

The Company’s effective tax rate for the three and six months ended June 30, 2010 was 33.0% and 29.8%, respectively. The 2010 effective rates were impacted primarily as a result of the Company’s inability to benefit from tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years.

During the six months ended June 30, 2011 and 2010, cash paid for interest and income taxes, net of income tax refunds of $1.2 million and $5.5 million, respectively, was as follows:

(In thousands)	Six Months Ended June 30,
	2011	2010
Interest	$610,549	$626,813
Income taxes	62,080	14,457

NOTE 5 — FAIR VALUE MEASUREMENTS

Marketable Equity Securities

The Company holds marketable equity securities and interest rate swaps that are measured at fair value on each reporting date.

The marketable equity securities are measured at fair value using quoted prices in active markets. Due to the fact that the inputs used to measure the marketable equity securities at fair value are observable, the Company has categorized the fair value measurements of the securities as Level 1 in accordance with ASC 820-10-35. The cost, unrealized holding gains or losses, and fair value of the Company’s investments at June 30, 2011 and December 31, 2010 are as follows:

(In thousands)	June 30, 2011				December 31, 2010
Investments	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Available-for-sale	$12,614	$—	$79,928	$92,542	$12,614	$—	$57,945	$70,559

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

The fair value of the Company’s interest rate swap designated as a hedging instrument and recorded in “Other long-term liabilities” was $194.0 million and $213.1 million at June 30, 2011 and December 31, 2010, respectively.

The following table details the beginning and ending accumulated other comprehensive loss and the current period activity, net of tax, related to the interest rate swap agreement:

(In thousands)	Accumulated other comprehensive loss
Balance at January 1, 2011	$134,067
Other comprehensive income	(11,943)

Balance at June 30, 2011	$122,124

Other Comprehensive Income (Loss)

The following table discloses the amount of income tax benefit (expense) allocated to each component of other comprehensive income for the three and six months ended June 30, 2011 and 2010, respectively:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Unrealized holding gain (loss) on marketable securities	$(12,643)	$3,470	$(13,772)	$(914)
Unrealized holding gain (loss) on cash flow derivatives	835	2,999	(7,129)	4,887

Income tax benefit (expense)	$(11,808)	$6,469	$(20,901)	$3,973

NOTE 6 — COMMITMENTS, CONTINGENCIES AND GUARANTEES

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

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

L&C and Klimes have filed separate petitions to challenge the imposition of this tax. L&C’s challenge was unsuccessful at the first administrative level, but successful at the second administrative level. The state taxing authority filed an appeal to the third and final administrative level, which required consideration by a full panel of 16 administrative law judges. On September 27, 2010, L&C received an unfavorable ruling at this final administrative level, which concluded that the VAT applied. L&C intends to appeal this ruling to the judicial level. In addition, L&C has filed a petition to have the case remanded to the second administrative level for consideration of the reasonableness of the amount of the penalty assessed against it. The amounts allegedly owed by L&C are approximately $10.3 million in taxes, approximately $20.5 million in penalties and approximately $34.3 million in interest (as of June 30, 2011 at an exchange rate of 0.64). At June 30, 2011, the range of reasonably possible loss is from zero to approximately $65.1 million. The maximum loss that could ultimately be paid depends on the timing of the final resolution at the judicial level and applicable future interest rates. Based on management’s review of the law, the outcome of similar cases at the judicial level and the advice of counsel, the Company has not accrued any costs related to these claims and believes the occurrence of loss is not probable.

Klimes’ challenge was unsuccessful at the first administrative level, and denied at the second administrative level on or about September 24, 2009. On January 5, 2011, the administrative law judges at the third administrative level published a ruling that the VAT applies but significantly reduced the penalty assessed by the taxing authority. With the penalty reduction, the amounts allegedly owed by Klimes are approximately $11.6 million in taxes, approximately $5.8 million in penalties and approximately $21 million in interest (as of June 30, 2011 at an exchange rate of 0.64). In late February 2011, Klimes filed a writ of mandamus in the 13th lower public treasury court in São Paulo, State of São Paulo, appealing the administrative court’s decision that the VAT applies. On that same day, Klimes filed a motion for an injunction barring the taxing authority from collecting the tax, penalty and interest while the appeal is pending. The court denied the motion in early April 2011. Klimes filed a motion for reconsideration with the court and also appealed that ruling to the São Paulo State Higher Court, which affirmed in late April 2011. On June 20, 2011, the 13th lower public treasury court in São Paulo reconsidered its prior ruling and granted Klimes an injunction suspending any collection effort by the taxing authority until a decision on the merits is obtained at the first judicial level. At June 30, 2011, the range of reasonably possible loss is from zero to approximately $38.4 million. The maximum loss that could ultimately be paid depends on the timing of the final resolution at the judicial level and applicable future interest rates. Based on management’s review of the law, the outcome of similar cases at the judicial level and the advice of counsel, the Company has not accrued any costs related to these claims and believes the occurrence of loss is not probable.

At June 30, 2011, Clear Channel guaranteed $39.9 million of credit lines provided to certain of its international subsidiaries by a major international bank. Most of these credit lines related to intraday overdraft facilities covering participants in Clear Channel’s European cash management pool. As of June 30, 2011, no amounts were outstanding under these agreements.

As of June 30, 2011, Clear Channel had outstanding commercial standby letters of credit and surety bonds of $133.2 million and $48.7 million, respectively. Letters of credit in the amount of $9.1 million are collateral in support of surety bonds and these amounts would only be drawn under the letter of credit in the event the associated surety bonds were funded and Clear Channel did not honor its reimbursement obligation to the issuers.

These letters of credit and surety bonds relate to various operational matters including insurance, bid, and performance bonds as well as other items.

NOTE 7 — CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

CCMH is a party to a management agreement with certain affiliates of the Sponsors and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018. These agreements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses. For the three months ended June 30, 2011 and 2010, the Company recognized management fees of $3.8 million in each period and reimbursable expenses of $0.4 million and $0.6 million, respectively. For the six months ended June 30, 2011 and 2010, the Company recognized management fees of $7.5 million in each period and reimbursable expenses of $0.5 million and $1.0 million, respectively.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 8 — EQUITY AND COMPREHENSIVE INCOME (LOSS)

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity. The following table shows the changes in equity attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2011	$(7,695,606)	$490,920	$(7,204,686)
Net income (loss)	(185,011)	15,673	(169,338)
Foreign currency translation adjustments	62,817	13,055	75,872
Unrealized holding gain on marketable securities	13,949	60	14,009
Unrealized holding gain on cash flow derivatives	11,943	—	11,943
Reclassification adjustment	131	17	148
Other - net	(657)	2,684	2,027

Balances at June 30, 2011	$(7,792,434)	$522,409	$(7,270,025)

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2010	$(7,300,386)	$455,648	$(6,844,738)
Net income (loss)	(261,738)	4,904	(256,834)
Foreign currency translation adjustments	(98,131)	(15,541)	(113,672)
Unrealized holding gain (loss) on marketable securities	4,101	(568)	3,533
Unrealized holding loss on cash flow derivatives	(8,146)	—	(8,146)
Reclassification adjustment	(1,010)	(131)	(1,141)
Other - net	9,296	2,404	11,700

Balances at June 30, 2010	$(7,656,014)	$446,716	$(7,209,298)

The Company does not have any compensation plans under which it grants stock awards to employees. CCMH and CCOH have granted options to purchase their Class A common stock to certain key individuals. CCMH completed a voluntary stock option exchange program on March 21, 2011 and exchanged 2.5 million stock options granted under the Clear Channel 2008 Executive Incentive Plan for 1.3 million replacement stock options with a lower exercise price and different service and performance vesting conditions. The Company accounted for the exchange program as a modification of the existing awards under ASC 718 and will recognize incremental compensation expense of approximately $1.0 million over the service period of the new awards.

NOTE 9 — SEGMENT DATA

The Company’s reportable operating segments, which it believes best reflect how the Company is currently managed, are Radio broadcasting, Americas outdoor advertising and International outdoor advertising. Revenue and expenses earned and charged between segments are recorded at fair value and eliminated in consolidation. The Radio broadcasting segment also operates various radio networks. The Americas outdoor advertising segment consists of operations primarily in the United States, Canada and Latin America. The International outdoor segment primarily includes operations in Europe, Asia and Australia. The Americas outdoor and International outdoor display inventory consists primarily of billboards, street furniture displays and transit displays. The Other category includes the Company’s media representation firm as well as other general support services and initiatives which are ancillary to the Company’s other businesses. Corporate includes infrastructure and support including information technology, human resources, legal, finance and administrative functions of each of the Company’s operating segments, as well as overall executive, administrative and support functions. Share-based compensation expense is recorded by each segment in direct operating and selling, general and administrative expenses.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following table presents the Company’s operating segment results for the three and six months ended June 30, 2011 and 2010.

(In thousands)	Radio Broadcasting	Americas Outdoor Advertising	International Outdoor Advertising	Other	Corporate and other reconciling items	Eliminations	Consolidated

Three Months Ended June 30, 2011
Revenue	$780,876	$340,775	$448,433	$59,172	$—	$(24,870)	$1,604,386
Direct operating expenses	215,454	149,493	265,979	24,355	—	(12,941)	642,340
Selling, general and administrative expenses	257,627	55,232	87,705	19,476	—	(11,929)	408,111
Depreciation and amortization	69,033	52,964	52,636	12,809	2,199	—	189,641
Corporate expenses	—	—	—	—	56,486	—	56,486
Other operating income-net	—	—	—	—	3,229	—	3,229

Operating income (loss)	$238,762	$83,086	$42,113	$2,532	$(55,456)	$—	$311,037

Intersegment revenues	$9,131	$745	$—	$14,994	$—	$—	$24,870
Capital expenditures	$13,851	$36,297	$23,116	$—	$3,219	$—	$76,483
Share-based compensation expense	$882	$1,674	$701	$—	$2,481	$—	$5,738

Three Months Ended June 30, 2010
Revenue	$748,738	$323,769	$377,638	$62,773	$—	$(22,909)	$1,490,009
Direct operating expenses	198,894	144,298	241,586	27,213	—	(11,075)	600,916
Selling, general and administrative expenses	238,713	64,075	66,617	19,066	—	(11,834)	376,637
Depreciation and amortization	63,812	55,729	49,570	12,925	2,142	—	184,178
Corporate expenses	—	—	—	—	64,109	—	64,109
Other operating income-net	—	—	—	—	3,264	—	3,264

Operating income (loss)	$247,319	$59,667	$19,865	$3,569	$(62,987)	$—	$267,433

Intersegment revenues	$7,143	$790	$—	$14,976	$—	$—	$22,909
Capital expenditures	$6,513	$15,221	$22,172	$—	$4,179	$—	$48,085
Share-based compensation expense	$1,757	$2,316	$692	$—	$3,744	$—	$8,509

Six Months Ended June 30, 2011
Revenue	$1,421,221	$630,089	$809,333	$110,435	$—	$(45,866)	$2,925,212
Direct operating expenses	407,562	292,984	513,868	48,243	—	(24,062)	1,238,595
Selling, general and administrative expenses	484,276	109,599	156,518	40,046	—	(21,804)	768,635
Depreciation and amortization	133,489	104,050	103,880	26,094	5,839	—	373,352
Corporate expenses	—	—	—	—	108,833	—	108,833
Other operating income-net	—	—	—	—	19,943	—	19,943

Operating income (loss)	$395,894	$123,456	$35,067	$(3,948)	$(94,729)	$—	$455,740

Intersegment revenues	$16,511	$1,688	$—	$27,667	$—	$—	$45,866
Capital expenditures	$29,858	$68,698	$37,076	$—	$4,820	$—	$140,452
Share-based compensation expense	$2,436	$3,842	$1,604	$—	$147	$—	$8,029

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Radio Broadcasting	Americas Outdoor Advertising	International Outdoor Advertising	Other	Corporate and other reconciling items	Eliminations	Consolidated

Six Months Ended June 30, 2010
Revenue	$1,371,937	$594,746	$715,429	$114,819	$—	$(43,144)	$2,753,787
Direct operating expenses	402,654	283,606	481,164	52,041	—	(21,202)	1,198,263
Selling, general and administrative expenses	465,810	108,552	133,497	40,016	—	(21,942)	725,933
Depreciation and amortization	127,744	105,180	101,828	26,521	4,239	—	365,512
Corporate expenses	—	—	—	—	128,605	—	128,605
Other operating income-net	—	—	—	—	7,036	—	7,036

Operating income (loss)	$375,729	$97,408	$(1,060)	$(3,759)	$(125,808)	$—	$342,510

Intersegment revenues	$13,797	$1,847	$—	$27,500	$—	$—	$43,144
Capital expenditures	$11,102	$39,926	$46,790	$—	$5,591	$—	$103,409
Share-based compensation expense	$3,506	$4,346	$1,295	$—	$7,477	$—	$16,624

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 10 — GUARANTOR SUBSIDIARIES

The Company and certain of Clear Channel’s direct and indirect wholly-owned domestic subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guaranteed on a joint and several basis certain of Clear Channel's outstanding indebtedness. The following consolidating schedules present financial information on a combined basis in conformity with the SEC’s Regulation S-X Rule 3-10(d):

(In thousands)	June 30, 2011
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$1	$443,467	$775,688	$—	$1,219,156
Accounts receivable, net	—	—	688,444	764,816	—	1,453,260
Intercompany receivables (1)	27,218	5,791,312	—	27,246	(5,845,776)	—
Other current assets	1,577	45,885	86,105	283,790	(64,757)	352,600

Total Current Assets	28,795	5,837,198	1,218,016	1,851,540	(5,910,533)	3,025,016
Property, plant and equipment, net	—	—	833,596	2,284,624	—	3,118,220
Definite-lived intangibles, net	—	—	1,499,281	682,705	—	2,181,986
Indefinite-lived intangibles	—	—	2,418,366	1,113,889	—	3,532,255
Goodwill	—	—	3,322,359	888,406	—	4,210,765
Intercompany notes receivable	—	212,000	—	—	(212,000)	—
Long-term intercompany receivable	—	—	—	483,917	(483,917)	—
Investment in subsidiaries	(8,171,209)	4,998,322	2,915,924	—	256,963	—
Other assets	—	192,405	249,146	814,554	(442,296)	813,809

Total Assets	$(8,142,414)	$11,239,925	$12,456,688	$8,119,635	$(6,791,783)	$16,882,051

Accounts payable and accrued expenses	$(866)	$(75,124)	$303,415	$624,111	$—	$851,536
Accrued interest	—	190,194	—	1,860	(29,775)	162,279
Intercompany payable (1)	—	—	5,845,776	—	(5,845,776)	—
Current portion of long-term debt	—	229,723	1,420	58,800	—	289,943
Deferred income	—	—	63,903	156,401	—	220,304

Total Current Liabilities	(866)	344,793	6,214,514	841,172	(5,875,551)	1,524,062
Long-term debt	—	18,193,635	4,276	2,500,211	(813,063)	19,885,059
Long-term intercompany payable	—	483,917	—	—	(483,917)	—
Intercompany long-term debt	—	—	212,000	—	(212,000)	—
Deferred income taxes	(13,329)	149,724	1,014,874	854,203	—	2,005,472
Other long-term liabilities	—	239,065	221,472	276,946	—	737,483
Total member’s interest (deficit)	(8,128,219)	(8,171,209)	4,789,552	3,647,103	592,748	(7,270,025)

Total Liabilities and Member’s Interest (Deficit)	$(8,142,414)	$11,239,925	$12,456,688	$8,119,635	$(6,791,783)	$16,882,051

(1)	The intercompany payable balance includes approximately $7.3 billion of designated amounts of borrowings under the senior secured credit facilities by certain Guarantor Subsidiaries that are Co-Borrowers and primary obligors thereunder with respect to these amounts. These amounts were incurred by the Co-Borrowers at the time of the closing of the merger, but were funded and will be repaid through accounts of the Subsidiary Issuer. The intercompany receivables balance includes the amount of such borrowings, which are required to be repaid to the lenders under the senior secured credit facilities by the Guarantor Subsidiaries as Co-Borrowers and primary obligors thereunder.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	December 31, 2010
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$—	$1	$1,220,362	$700,563	$—	$1,920,926
Accounts receivable, net	—	—	636,970	736,910	—	1,373,880
Intercompany receivables (1)	28,826	6,910,565	53,162	—	(6,992,553)	—
Other current assets	1,827	42,480	77,598	358,082	(171,620)	308,367

Total Current Assets	30,653	6,953,046	1,988,092	1,795,555	(7,164,173)	3,603,173
Property, plant and equipment, net	—	—	846,459	2,299,095	—	3,145,554
Definite-lived intangibles, net	—	—	1,572,829	715,320	—	2,288,149
Indefinite-lived intangibles	—	—	2,423,828	1,114,413	—	3,538,241
Goodwill	—	—	3,253,330	865,996	—	4,119,326
Intercompany notes receivable	—	212,000	—	—	(212,000)	—
Long-term intercompany receivable	—	—	—	383,778	(383,778)	—
Investment in subsidiaries	(8,120,253)	4,515,224	2,821,678	—	783,351	—
Other assets	—	178,550	225,064	800,818	(438,493)	765,939

Total Assets	$(8,089,600)	$11,858,820	$13,131,280	$7,974,975	$(7,415,093)	$17,460,382

Accounts payable and accrued expenses	$(941)	$63,888	$400,449	$646,093	$(31,423)	$1,078,066
Intercompany payable (1)	—	—	6,939,391	53,162	(6,992,553)	—
Current portion of long-term debt	—	826,059	—	41,676	—	867,735
Deferred income	—	—	49,423	103,355	—	152,778

Total Current Liabilities	(941)	889,947	7,389,263	844,286	(7,023,976)	2,098,579
Long-term debt	—	18,172,562	4,000	2,522,133	(959,078)	19,739,617
Long-term intercompany payable	—	383,778	—	—	(383,778)	—
Intercompany long-term debt	—	—	212,000	—	(212,000)	—
Deferred income taxes	(12,665)	269,578	927,685	865,598	—	2,050,196
Other long-term liabilities	—	263,208	261,434	252,034	—	776,676
Total member’s interest (deficit)	(8,075,994)	(8,120,253)	4,336,898	3,490,924	1,163,739	(7,204,686)

Total Liabilities and Member’s Interest (Deficit)	$(8,089,600)	$11,858,820	$13,131,280	$7,974,975	$(7,415,093)	$17,460,382

(1)	The intercompany payable balance includes approximately $7.3 billion of designated amounts of borrowings under the senior secured credit facilities by certain Guarantor Subsidiaries that are Co-Borrowers and primary obligors thereunder with respect to these amounts. These amounts were incurred by the Co-Borrowers at the time of the closing of the merger, but were funded and will be repaid through accounts of the Subsidiary Issuer. The intercompany receivables balance includes the amount of such borrowings, which are required to be repaid to the lenders under the senior secured credit facilities by the Guarantor Subsidiaries as Co-Borrowers and primary obligors thereunder.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Three Months Ended June 30, 2011
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$784,493	$824,499	$(4,606)	$1,604,386
Operating expenses:
Direct operating expenses	—	—	208,824	430,604	2,912	642,340
Selling, general and administrative expenses	—	—	258,898	156,731	(7,518)	408,111
Corporate expenses	2,951	—	30,497	23,038	—	56,486
Depreciation and amortization	—	—	81,306	108,335	—	189,641
Other operating income (expense)– net	—	—	(1,071)	4,300	—	3,229

Operating income (loss)	(2,951)	—	203,897	110,091	—	311,037
Interest expense – net	4	332,242	(1,396)	9,544	18,556	358,950
Equity in earnings (loss) of nonconsolidated affiliates	(32,749)	175,700	27,639	5,276	(170,595)	5,271
Other income (expense) – net	—	1	(156)	(4,362)	—	(4,517)

Income (loss) before income taxes	(35,704)	(156,541)	232,776	101,461	(189,151)	(47,159)
Income tax benefit (expense)	1,081	123,792	(76,523)	(39,166)	—	9,184

Consolidated net income (loss)	(34,623)	(32,749)	156,253	62,295	(189,151)	(37,975)
Less amount attributable to noncontrolling interest	—	—	7,687	7,517	—	15,204

Net income (loss) attributable to the Company	$(34,623)	$(32,749)	$148,566	$54,778	$(189,151)	$(53,179)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	331	36,234	—	36,565
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	—	—	13,006	(1,949)	—	11,057
Unrealized holding loss on cash flow derivatives	—	(1,399)	—	—	—	(1,399)
Reclassification adjustment	—	—	—	59	—	59
Equity in subsidiary comprehensive income (loss)	39,847	41,246	30,512	—	(111,605)	—

Comprehensive income (loss)	5,224	7,098	192,415	89,122	(300,756)	(6,897)
Less amount attributable to noncontrolling interest	—	—	2,603	3,832	—	6,435

Comprehensive income (loss) attributable to the Company	$5,224	$7,098	$189,812	$85,290	$(300,756)	$(13,332)

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Three Months Ended June 30, 2010
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$—	$783,377	$707,723	$(1,091)	$1,490,009

Operating expenses:
Direct operating expenses	—	—	214,094	387,123	(301)	600,916
Selling, general and administrative expenses	—	—	242,507	134,920	(790)	376,637
Corporate expenses	3,425	5	36,922	23,757	—	64,109
Depreciation and amortization	—	—	78,501	105,677	—	184,178
Other operating income – net	—	—	1,544	1,720	—	3,264

Operating income (loss)	(3,425)	(5)	212,897	57,966	—	267,433
Interest expense – net	5	355,544	(1,073)	12,946	18,157	385,579
Equity in earnings (loss) of nonconsolidated affiliates	(65,995)	156,539	(4,463)	3,750	(86,084)	3,747
Other income (expense) – net	—	—	37	(824)	—	(787)

Income (loss) before income taxes	(69,425)	(199,010)	209,544	47,946	(104,241)	(115,186)
Income tax benefit (expense)	1,258	133,015	(77,778)	(18,516)	—	37,979

Consolidated net income (loss)	(68,167)	(65,995)	131,766	29,430	(104,241)	(77,207)
Less amount attributable to noncontrolling interest	—	—	2,494	6,623	—	9,117

Net income (loss) attributable to the Company	$(68,167)	$(65,995)	$129,272	$22,807	$(104,241)	$(86,324)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	280	(74,503)	—	(74,223)
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	—	—	1,916	(2,328)	—	(412)
Unrealized holding loss on cash flow derivatives	—	(4,992)	—	—	—	(4,992)
Reclassification adjustment	—	—	—	(1,366)	—	(1,366)
Equity in subsidiary comprehensive income (loss)	(69,421)	(64,430)	(74,306)	—	208,157	—

Comprehensive income (loss)	(137,588)	(135,417)	57,162	(55,390)	103,916	(167,317)
Less amount attributable to noncontrolling interest	—	—	(7,681)	(3,891)	—	(11,572)

Comprehensive income (loss) attributable to the Company	$(137,588)	$(135,417)	$64,843	$(51,499)	$103,916	$(155,745)

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Six Months Ended June 30, 2011
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$1,453,021	$1,481,574	$(9,383)	$2,925,212
Operating expenses:
Direct operating expenses	—	—	416,469	823,048	(922)	1,238,595
Selling, general and administrative expenses	—	—	490,159	286,937	(8,461)	768,635
Corporate expenses	5,610	—	58,202	45,021	—	108,833
Depreciation and amortization	—	—	162,114	211,238	—	373,352
Other operating income – net	—	—	10,841	9,102	—	19,943

Operating income (loss)	(5,610)	—	336,918	124,432	—	455,740
Interest expense – net	11	677,181	(2,673)	9,494	44,603	728,616
Equity in earnings (loss) of nonconsolidated affiliates	(136,843)	287,470	20,693	8,236	(171,310)	8,246
Other income (expense) – net	—	(5,720)	(362)	(471)	—	(6,553)

Income (loss) before income taxes	(142,464)	(395,431)	359,922	122,703	(215,913)	(271,183)
Income tax benefit (expense)	2,056	258,588	(121,676)	(37,123)	—	101,845

Consolidated net income (loss)	(140,408)	(136,843)	238,246	85,580	(215,913)	(169,338)
Less amount attributable to noncontrolling interest	—	—	9,007	6,666	—	15,673

Net income (loss) attributable to the Company	$(140,408)	$(136,843)	$229,239	$78,914	$(215,913)	$(185,011)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	52	75,820	—	75,872
Unrealized gain on securities and derivatives:
Unrealized holding gain on marketable securities	—	—	13,489	520	—	14,009
Unrealized holding gain on cash flow derivatives	—	11,943	—	—	—	11,943
Reclassification adjustment	—	—	—	148	—	148
Equity in subsidiary comprehensive income (loss)	88,839	76,896	70,354	—	(236,089)	—

Comprehensive income (loss)	(51,569)	(48,004)	313,134	155,402	(452,002)	(83,039)
Less amount attributable to noncontrolling interest	—	—	6,999	6,134	—	13,133

Comprehensive income (loss) attributable to the Company	$(51,569)	$(48,004)	$306,135	$149,268	$(452,002)	$(96,172)

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Six Months Ended June 30, 2010
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$—	$1,433,188	$1,323,007	$(2,408)	$2,753,787

Operating expenses:
Direct operating expenses	—	—	431,615	767,209	(561)	1,198,263
Selling, general and administrative expenses	—	—	477,155	250,625	(1,847)	725,933
Corporate expenses	6,433	8	77,635	44,529	—	128,605
Depreciation and amortization	—	—	157,749	207,763	—	365,512
Other operating income – net	—	—	4,298	2,738	—	7,036

Operating income (loss)	(6,433)	(8)	293,332	55,619	—	342,510
Interest expense – net	9	707,162	4,251	27,599	32,353	771,374
Equity in earnings (loss) of nonconsolidated affiliates	(285,595)	157,020	(50,748)	5,630	179,311	5,618
Other income (expense) – net	—	—	(561)	(2,480)	60,289	57,248

Income (loss) before income taxes	(292,037)	(550,150)	237,772	31,170	207,247	(365,998)
Income tax benefit (expense)	2,363	264,555	(133,884)	(23,870)	—	109,164

Consolidated net income (loss)	(289,674)	(285,595)	103,888	7,300	207,247	(256,834)
Less amount attributable to noncontrolling interest	—	—	(722)	5,626	—	4,904

Net income (loss) attributable to the Company	$(289,674)	$(285,595)	$104,610	$1,674	$207,247	$(261,738)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(243)	(113,429)	—	(113,672)
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	—	—	8,481	(4,948)	—	3,533
Unrealized holding loss on cash flow derivatives	—	(8,146)	—	—	—	(8,146)
Reclassification adjustment	—	—	—	(1,141)	—	(1,141)
Equity in subsidiary comprehensive income (loss)	(103,186)	(95,040)	(115,784)	—	314,010	—

Comprehensive income (loss)	(392,860)	(388,781)	(2,936)	(117,844)	521,257	(381,164)
Less amount attributable to noncontrolling interest	—	—	(12,507)	(3,733)	—	(16,240)

Comprehensive income (loss) attributable to the Company	$(392,860)	$(388,781)	$9,571	$(114,111)	$521,257	$(364,924)

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Six Months Ended June 30, 2011
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(140,408)	$(136,843)	$238,246	$85,580	$(215,913)	$(169,338)

Reconciling items:
Depreciation and amortization	—	—	162,114	211,238	—	373,352
Deferred taxes	(664)	(126,983)	56,461	(19,709)	—	(90,895)
Gain on disposal of operating assets	—	—	(10,841)	(9,102)	—	(19,943)
Loss on extinguishment of debt	—	5,721	—	—	—	5,721
Provision for doubtful accounts	—	—	4,898	3,402	—	8,300
Share-based compensation	—	—	2,603	5,426	—	8,029
Equity in (earnings) loss of nonconsolidated affiliates	136,843	(287,470)	(20,693)	(8,236)	171,310	(8,246)
Amortization of deferred financing charges and note discounts, net	—	118,079	(2,915)	(59,534)	44,603	100,233
Other reconciling items – net	—	—	449	13,549	—	13,998
Changes in operating assets and liabilities:
Decrease in accounts receivable	—	—	(3,965)	(14,297)	—	(18,262)
Increase in deferred income	—	—	12,937	48,490	—	61,427
Decrease in accrued expenses	—	—	(81,509)	(26,574)	—	(108,083)
Decrease in accounts payable and other liabilities	—	(5,214)	(61,264)	(7,611)	—	(74,089)
Increase in accrued interest	—	17,916	—	677	1,647	20,240
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	325	13,262	(22,759)	(28,125)	(1,647)	(38,944)

Net cash provided by (used for) operating activities	(3,904)	(401,532)	273,762	195,174	—	63,500
Cash flows from investing activities:
Proceeds from maturity of Clear Channel notes	—	—	—	167,022	(167,022)	—
Purchases of property, plant and equipment	—	—	(33,496)	(106,956)	—	(140,452)
Purchases of businesses	—	—	(211)	(32,970)	—	(33,181)
Acquisition of operating assets	—	—	(947)	(3,834)	—	(4,781)
Proceeds from disposal of assets	—	—	37,938	10,178	—	48,116
Change in other – net	—	—	62	794	—	856

Net cash provided by (used for) investing activities	—	—	3,346	34,234	(167,022)	(129,442)
Cash flows from financing activities:
Draws on credit facilities	—	10,000	—	—	—	10,000
Payments on credit facilities	—	(956,181)	—	(1,893)	—	(958,074)
Intercompany funding	4,211	1,097,711	(1,055,284)	(46,638)	—	—
Proceeds from long-term debt	—	1,724,650	1,604	—	—	1,726,254
Payments on long-term debt	—	(1,428,051)	(573)	(100,894)	167,022	(1,362,496)
Deferred financing charges	—	(46,597)	—	—	—	(46,597)
Change in other – net	(307)	—	250	(4,858)	—	(4,915)

Net cash provided by (used for) financing activities	3,904	401,532	(1,054,003)	(154,283)	167,022	(635,828)

Net increase (decrease) in cash and cash equivalents	—	—	(776,895)	75,125	—	(701,770)

Cash and cash equivalents at beginning of period	—	1	1,220,362	700,563	—	1,920,926

Cash and cash equivalents at end of period	$—	$1	$443,467	$775,688	$—	$1,219,156

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Six Months Ended June 30, 2010
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(289,674)	$(285,595)	$103,888	$7,300	$207,247	$(256,834)
Reconciling items:
Depreciation and amortization	—	—	157,749	207,763	—	365,512
Deferred taxes	504	(6,095)	(101,698)	(28,519)	—	(135,808)
Gain on disposal of operating assets	—	—	(4,298)	(2,738)	—	(7,036)
Gain on extinguishment of debt	—	—	—	—	(60,289)	(60,289)
Provision for doubtful accounts	—	—	5,696	2,095	—	7,791
Share-based compensation	—	—	10,943	5,681	—	16,624
Equity in (earnings) loss of nonconsolidated affiliates	285,595	(157,020)	50,748	(5,630)	(179,311)	(5,618)
Amortization of deferred financing charges and note discounts, net	—	123,156	2,527	(52,440)	32,353	105,596
Other reconciling items – net	—	—	(447)	4,204	—	3,757
Changes in operating assets and liabilities:
Increase in accounts receivable	—	—	(41,427)	(25,567)	—	(66,994)
Increase in deferred income	—	—	7,438	34,882	—	42,320
Increase (decrease) in accrued expenses	—	(25)	16,229	9,799	—	26,003
Increase (decrease) in accounts payable and other liabilities		1,366	(4,368)	(4,835)	—	(7,837)
Increase (decrease) in accrued interest	—	64,254	(19,703)	637	—	45,188
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	3,279	275,454	(303,801)	5,485	—	(19,583)

Net cash provided by (used for) operating activities	(296)	15,495	(120,524)	158,117	—	52,792
Cash flows from investing activities:
Proceeds from maturity of Clear Channel notes	—	—	—	10,025	(10,025)	—
Investment in Clear Channel notes	—	—	(125,000)	—	125,000	—
Purchases of property, plant and equipment	—	—	(16,619)	(86,790)	—	(103,409)
Purchases of businesses and other operating assets	—	—	(10,389)	(425)	—	(10,814)
Proceeds from disposal of assets	—	—	7,197	3,910	—	11,107
Dividends from subsidiaries	—	—	35,450	—	(35,450)	—
Change in other – net	—	—	50	(2,487)	—	(2,437)

Net cash provided by (used for) investing activities	—	—	(109,311)	(75,767)	79,525	(105,553)
Cash flows from financing activities:
Draws on credit facilities	—	148,000	—	304	—	148,304
Payments on credit facilities	—	(61,000)	—	(43,541)	—	(104,541)
Intercompany funding	1,028	147,505	(186,791)	38,258	—	—
Proceeds from long-term debt	—	—	—	6,844	—	6,844
Payments on long-term debt	—	(250,000)	(3)	(7,829)	10,025	(247,807)
Repurchases of long-term debt	—	—	—	—	(125,000)	(125,000)
Dividends paid	—	—	—	(35,450)	35,450	—
Change in other – net	(732)	—	—	(3,571)	—	(4,303)

Net cash provided by (used for) financing activities	296	(15,495)	(186,794)	(44,985)	(79,525)	(326,503)

Net increase (decrease) in cash and cash equivalents	—	—	(416,629)	37,365	—	(379,264)
Cash and cash equivalents at beginning of period	—	—	1,258,993	625,001	—	1,883,994

Cash and cash equivalents at end of period	$—	$—	$842,364	$662,366	$—	$1,504,730

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

Our Radio broadcasting business utilizes several key measurements to analyze performance, including average minute rates and minutes sold. Management typically monitors our Americas outdoor and International outdoor advertising businesses by reviewing the average rates, average revenue per display, occupancy, and inventory levels of each of our display types by market.

Within our Radio broadcasting business, we provide streaming audio via the Internet, mobile and other digital platforms which reach national and regional audiences. New technologies approved for use in the radio broadcasting industry include the delivery of digital audio broadcasting, which significantly enhances the sound quality of radio broadcasts. Part of our long-term strategy for our Americas outdoor and International outdoor advertising businesses is to pursue the technology of digital displays, including flat screens, LCDs and LEDs, as alternatives to traditional methods of displaying our clients’ advertisements. We are currently installing these technologies in certain markets.

Our advertising revenue for all of our segments is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP, both domestically and internationally. According to the U.S. Department of Commerce, revised U.S. GDP growth for the first quarter of 2011 was 0.4% and estimated U.S. GDP growth for the second quarter of 2011 was 1.3%. Internationally, our results are impacted by fluctuations in foreign currency exchange rates as well as the economic conditions in the foreign markets in which we have operations.

Executive Summary

The key developments in our business for the three and six months ended June 30, 2011 are summarized below:

•	Consolidated revenue increased $114.4 million and $171.4 million during the three and six months ended June 30, 2011, respectively, compared to the same periods of 2010.
•

Radio revenue increased $32.1 million and $49.3 million during the three and six months ended June 30, 2011, respectively, compared to the same periods of 2010, due primarily to increased traffic revenue resulting from our April 2011 purchase of the traffic business of Westwood One, Inc. (“Westwood One”) discussed below.

•

Americas outdoor revenue increased $17.0 million and $35.3 million during the three and six months ended June 30, 2011, respectively, compared to the same periods of 2010, driven by revenue growth across our bulletin, airport and shelter displays, particularly digital displays. During the six months ended June 30, 2011, we deployed 96 digital displays in the United States, compared to 65 in the six months ended June 30, 2010. We continue to see opportunities to invest in digital displays and expect our digital display deployments will continue throughout 2011.

•

International outdoor revenue increased $70.8 million and $93.9 million during the three and six months ended June 30, 2011, respectively, compared to the same periods of 2010, primarily as a result of increased street furniture revenues and the effects of movements in foreign exchange. The weakening of the U.S. Dollar throughout the first half of 2011 has significantly contributed to revenue growth in our International outdoor advertising business. The revenue increase attributable to movements in foreign exchange was $46.3 million and $54.3 million for the three and six months ended June 30, 2011, respectively.

•

We issued $1.75 billion aggregate principal amount of 9.0% Priority Guarantee Notes due 2021 during the six months ended June 30, 2011, consisting of $1.0 billion aggregate principal amount issued in February (the “February 2011 Offering”) and an additional $750.0 million aggregate principal amount issued in June (the “June 2011 Offering”). Proceeds of the February 2011 Offering, along with available cash on hand, were used to repay $500.0 million of the senior secured credit facilities and $692.7 million of our 6.25% senior notes at maturity in March of 2011. Please refer to the “Refinancing Transactions” section within this MD&A for further discussion of the offerings, including the use of the proceeds of the June 2011 Offering.

•

During the first six months of 2011, we repaid (1) our 4.4% senior notes at maturity for $140.2 million (net of $109.8 million principal amount held by and repaid to one of our subsidiaries), plus accrued interest, (2) all amounts outstanding under our receivables based credit facility prior to, and in connection with, the June 2011 Offering discussed above and (3) $500.0 million of our revolving credit facility on June 27, 2011.

•

We purchased a cloud-based music technology business in the first quarter of 2011 that provides us with state-of-the-art music technology and services. We believe this technology and services will enable us to accelerate the development and growth of the next generation of our iHeartRadio.com digital products.

•

On April 29, 2011, we purchased the traffic business of Westwood One (“Westwood Acquisition”) to increase the growth and to improve the operations of our traffic business by adding a complementary traffic operation. The U.S. Department of Justice is currently reviewing this acquisition.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of the three and six months ended June 30, 2011 to the three and six months ended June 30, 2010 is as follows:

(In thousands)	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2011	2010		2011	2010

Revenue	$1,604,386	$1,490,009	8%	$2,925,212	$2,753,787	6%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	642,340	600,916	7%	1,238,595	1,198,263	3%
Selling, general and administrative expenses (excludes depreciation and amortization)	408,111	376,637	8%	768,635	725,933	6%
Corporate expenses (excludes depreciation and amortization)	56,486	64,109	(12%)	108,833	128,605	(15%)
Depreciation and amortization	189,641	184,178	3%	373,352	365,512	2%
Other operating income – net	3,229	3,264		19,943	7,036

Operating income	311,037	267,433		455,740	342,510
Interest expense	358,950	385,579		728,616	771,374
Equity in earnings of nonconsolidated affiliates	5,271	3,747		8,246	5,618
Other income (expense) – net	(4,517)	(787)		(6,553)	57,248

Loss before income taxes	(47,159)	(115,186)		(271,183)	(365,998)
Income tax benefit	9,184	37,979		101,845	109,164

Consolidated net loss	(37,975)	(77,207)		(169,338)	(256,834)
Less amount attributable to noncontrolling interest	15,204	9,117		15,673	4,904

Net loss attributable to the Company	$(53,179)	$(86,324)		$(185,011)	$(261,738)

Consolidated Revenue

Our consolidated revenue increased $114.4 million during the second quarter of 2011 compared to the same period of 2010. Our Radio broadcasting revenue increased $32.1 million, driven by a $28.2 million increase due to our Westwood Acquisition. Americas outdoor revenue increased $17.0 million, driven by increases in revenue across bulletin, airport and shelter displays, particularly digital displays, as a result of our continued deployment of new digital displays and increased rates. Our International outdoor revenue increased $70.8 million, primarily from increased street furniture revenue across our markets and a $46.3 million increase from the impact of movements in foreign exchange.

Our consolidated revenue increased $171.4 million during the first six months of 2011 compared to the same period of 2010. Our Radio broadcasting revenue increased $49.3 million, driven by a $28.2 million increase due to our Westwood Acquisition and increases in local advertising on improved average rates per minute. Americas outdoor revenue increased $35.3 million, driven by increases in revenue across bulletin, airport and shelter displays, particularly digital displays, as a result of our continued deployment of new digital displays and increased rates. Our International outdoor revenue increased $93.9 million, primarily from increased street furniture revenue across our markets and a $54.3 million increase from the impact of movements in foreign exchange.

Consolidated Direct Operating Expenses

Direct operating expenses increased $41.4 million during the second quarter of 2011 compared to the same period of 2010. Our Radio broadcasting direct operating expenses increased $16.6 million, primarily due to an increase of $13.8 million related to our Westwood Acquisition. Americas outdoor direct operating expenses increased $5.2 million, primarily due to increased site lease expense associated with the increase in revenue and the deployment of digital displays. Direct operating expenses in our International outdoor segment increased $24.4 million, primarily from a $29.0 million increase from movements in foreign exchange. In addition, increased site lease expense in our International outdoor segment associated with the increased revenue was offset by a $7.1 million decline in restructuring expenses in the current year.

Direct operating expenses increased $40.3 million during the first six months of 2011 compared to the same period of 2010. Our Radio broadcasting direct operating expenses increased $4.9 million, primarily due to an increase of $13.8 million related to our Westwood Acquisition, partially offset by an $8.2 million decrease in restructuring expenses. Americas outdoor direct operating expenses increased $9.4 million, primarily due to increased site lease expense associated with the increase in revenue and the deployment of digital displays. Direct operating expenses in our International outdoor segment increased $32.7 million, primarily from a $35.1 million increase from movements in foreign exchange. Higher direct production costs in our International outdoor segment and site lease expense partially offset a $7.8 million decline in restructuring expenses in the current year.

Consolidated Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses increased $31.5 million during the second quarter of 2011 compared to the same period of 2010. Our Radio broadcasting SG&A expenses increased $18.9 million, primarily due to an increase of $8.9 million related to our Westwood Acquisition and higher spending related to our digital radio services. SG&A expenses decreased $8.8 million in our Americas outdoor segment, primarily as a result of the $9.5 million prior year impact related to unfavorable litigation recorded in the second quarter of 2010 in addition to a $2.9 million decrease in restructuring expenses in the current year. Our International outdoor SG&A expenses increased $21.1 million primarily due to a $9.6 million increase from movements in foreign exchange and a $6.3 million increase related to the unfavorable impact of litigation.

SG&A expenses increased $42.7 million during the first six months of 2011 compared to the same period of 2010. Our Radio broadcasting SG&A expenses increased $18.5 million, primarily due to an increase of $8.9 million related to our Westwood Acquisition and higher spending related to our digital radio services. A decline in legal and restructuring expenses was offset by an increase in commission expense, resulting in relatively flat SG&A expenses in our Americas outdoor segment. Our International outdoor SG&A expenses increased $23.0 million primarily due to a $10.7 million increase from movements in foreign exchange and a $6.3 million increase related to the unfavorable impact of litigation.

Corporate Expenses

Corporate expenses decreased $7.6 million during the second quarter of 2011 compared to the same period of 2010, primarily as a result of the timing and amounts recorded under our variable compensation plans, reflecting the impact of prior year over-performance resulting in higher bonus expense in 2010. In addition, we recorded $1.9 million less restructuring expenses in the current year.

Corporate expenses decreased $19.8 million during the first six months of 2011 compared to the same period of 2010, primarily as a result of a decrease in bonus expense due to the timing and amounts recorded under our variable compensation plans. Also contributing to the decline was the reversal of $6.6 million of share-based compensation expense related to the cancellation of a portion of an executive’s stock options and a $3.7 million decrease in restructuring expenses. Partially offsetting the decreases was an increase in general corporate infrastructure support services and initiatives.

Depreciation and Amortization

Depreciation and amortization increased $5.5 million and $7.8 million during the second quarter and first six months of 2011, respectively, compared to the same periods of 2010, primarily due to increases in foreign exchange movements of $4.9 million and $5.6 million for the second quarter and first six months of 2011, respectively.

Other Operating Income - Net

Other operating income of $3.2 million and $19.9 million for the second quarter and first six months of 2011, respectively, primarily related to gains on sales of radio stations, towers and proceeds received from condemnations of bulletins.

Interest Expense

Interest expense decreased $26.6 million and $42.8 million during the second quarter and first six months of 2011, respectively, compared to the same periods of 2010. Higher expense associated with the 2011 issuances of 9.0% Priority Guarantee Notes was offset by decreased expense on term loan facilities due to the prepayment of $500.0 million of our senior secured credit facilities made in connection with the February 2011 Offering and the paydown of our receivables-based credit facility made prior to, and in connection with, the June 2011 Offering. Also contributing to the decline in interest expense was the decrease in the weighted average cost of debt during both periods and the timing of repayments at maturity of certain of our senior notes. Our weighted average cost of debt during the three and six months ended June 30, 2011 was 6.0% for both periods, compared to 6.3% for both the three and six month periods ended June 30, 2010.

Other Income (Expense) - Net

Other expense of $4.5 million for the second quarter of 2011 primarily related to a $3.9 million foreign exchange loss on short term intercompany accounts. Other expense of $6.6 million for the first six months of 2011 primarily related to the accelerated expensing of $5.7 million of loan fees upon the prepayment of $500.0 million of our senior secured credit facilities in connection with the February 2011 Offering described elsewhere in this MD&A.

Other income of $57.2 million for the first six months of 2010 primarily related to an aggregate gain of $60.3 million on the repurchase of our senior toggle notes. Please refer to the “Debt Repurchases, Maturities and Other” section within this MD&A for additional discussion of the repurchase.

Income Tax Benefit

Our effective tax rate for the second quarter and first six months of 2011 was 19.5% and 37.6%, respectively. Our effective tax rate for the three months ended June 30, 2011 was primarily impacted by the deferred tax expense recorded as a result of changes to tax rates and laws in certain domestic jurisdictions and the vesting of equity awards. Our effective tax rate for the six months ended June 30, 2011 was primarily impacted by our settlement of U.S. federal and state tax examinations. Pursuant to the settlements, we recorded a reduction to income tax expense of approximately $12.3 million to reflect the net tax benefits of the settlements. In addition, the effective rate for the six months ended June 30, 2011 was impacted by our ability to benefit from certain tax loss carryforwards in foreign jurisdictions as a result of increased taxable income during 2011, where the losses previously did not provide a benefit.

Our effective tax rate for the second quarter and first six months of 2010 was 33.0% and 29.8%, respectively. The effective rates for the 2010 periods were impacted primarily as a result of our inability to benefit from tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years.

Radio Results of Operations

Our radio broadcasting operating results were as follows:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2011	2010	Change	2011	2010	Change
Revenue	$780,876	$748,738	4%	$1,421,221	$1,371,937	4%
Direct operating expenses	215,454	198,894	8%	407,562	402,654	1%
SG&A expenses	257,627	238,713	8%	484,276	465,810	4%
Depreciation and amortization	69,033	63,812	8%	133,489	127,744	4%

Operating income	$238,762	$247,319		$395,894	$375,729

Three Months

Radio broadcasting revenue increased $32.1 million during the second quarter of 2011 compared to the same period of 2010, driven by a $28.2 million increase due to our Westwood Acquisition. Revenue from our digital radio services increased $3.7 million primarily as a result of increased rates. Local and national advertising were relatively flat, with increases across various advertising categories such as financial services and food and beverage being offset by decreases in other categories, including political.

Direct operating expenses increased $16.6 million primarily due to an increase of $13.8 million from our Westwood Acquisition. SG&A expenses increased $18.9 million, primarily as a result of an $8.9 million increase related to our Westwood Acquisition, increases related to our digital initiatives and adjustments of approximately $7.0 million related to prior periods.

Depreciation and amortization increased $5.2 million, primarily due to our Westwood Acquisition.

Six Months

Radio broadcasting revenue increased $49.3 million during the first six months of 2011 compared to the same period of 2010, driven by a $28.2 million increase due to our Westwood Acquisition. Increases in local advertising and digital radio services on improved average rates per minute also contributed to the increased revenue for the period. Increases in local advertising occurred across various markets and advertising categories including automotive, financial services and food and beverage.

Direct operating expenses increased $4.9 million during the first six months of 2011 compared to the same period of 2010, primarily due to an increase of $13.8 million from our Westwood Acquisition, partially offset by an $8.2 million decline in restructuring expenses. SG&A expenses increased $18.5 million, primarily due to an increase of $8.9 million related to our Westwood Acquisition, increases related to our digital initiatives and higher commission expense associated with the revenue increase. The increases were partially offset by a $4.4 million decrease in restructuring expenses and decreased bonus and other expenses.

Depreciation and amortization increased $5.7 million, primarily due to our Westwood Acquisition.

Americas Outdoor Advertising Results of Operations

Our Americas outdoor advertising operating results were as follows:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2011	2010	Change	2011	2010	Change
Revenue	$340,775	$323,769	5%	$630,089	$594,746	6%
Direct operating expenses	149,493	144,298	4%	292,984	283,606	3%
SG&A expenses	55,232	64,075	(14%)	109,599	108,552	1%
Depreciation and amortization	52,964	55,729	(5%)	104,050	105,180	(1%)

Operating income	$83,086	$59,667		$123,456	$97,408

Three Months

Our Americas outdoor revenue increased $17.0 million during the second quarter of 2011 compared to the same period of 2010, driven by revenue increases across our bulletin, airport and shelter displays, and particularly digital displays. Bulletin revenues increased due to digital growth driven by the increased number of digital displays, in addition to increased rates. Airport and shelter revenues increased on higher average rates.

Direct operating expenses increased $5.2 million, primarily due to increased site lease expense associated with the increase in revenue and the increased deployment of digital displays. SG&A expenses decreased $8.8 million, primarily as a result of the $9.5 million prior year impact related to unfavorable litigation recorded in the second quarter of 2010 in addition to a $2.9 million decrease in restructuring expenses in the current year. The decreases were partially offset by increased commission associated with the revenue increase.

Six Months

Our Americas outdoor revenue increased $35.3 million during the first six months of 2011 compared to the same period of 2010, driven by revenue increases across our bulletin, airport and shelter displays, and particularly digital displays. Bulletin revenues increased primarily due to digital growth driven by the increased number of digital displays, in addition to increased rates. Airport and shelter revenues increased on higher average rates.

Direct operating expenses increased $9.4 million, primarily due to increased site lease expense associated with the increase in revenue and the increased deployment of digital displays. We also experienced an increase related to structure maintenance and electricity for new digital bulletins as well as existing displays. A decline in legal and restructuring expenses offset by an increase in commission expense resulted in SG&A expenses being relatively flat compared to the same period of 2010.

International Outdoor Advertising Results of Operations

Our International outdoor operating results were as follows:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2011	2010	Change	2011	2010	Change
Revenue	$448,433	$377,638	19%	$809,333	$715,429	13%
Direct operating expenses	265,979	241,586	10%	513,868	481,164	7%
SG&A expenses	87,705	66,617	32%	156,518	133,497	17%
Depreciation and amortization	52,636	49,570	6%	103,880	101,828	2%

Operating income (loss)	$42,113	$19,865		$35,067	$(1,060)

Three Months

International outdoor revenue increased $70.8 million during the second quarter of 2011 compared to the same period of 2010, partially as a result of increased street furniture revenue across most of our markets, particularly China and Sweden where improved economic conditions and new contracts contributed to revenue increases. In addition, revenue from equipment sales in France increased compared to the prior year. Foreign exchange movements resulted in a $46.3 million increase in revenue.

Direct operating expenses increased $24.4 million, primarily attributable to a $29.0 million increase from movements in foreign exchange. In addition, increased site lease expense associated with the increase in revenue was offset by a $7.1 million decrease in restructuring expenses. SG&A expenses increased $21.1 million primarily due to a $9.6 million increase from movements in foreign exchange and a $6.3 million increase related to the unfavorable impact of litigation.

Six Months

International outdoor revenue increased $93.9 million during the first six months of 2011 compared to the first six months of 2010, partially as a result of increased street furniture revenue across most of our markets, particularly China and Sweden. Foreign exchange movements resulted in a $54.3 million increase in revenue.

Direct operating expenses increased $32.7 million, attributable to a $35.1 million increase from movements in foreign exchange. In addition, higher direct production costs and site lease expense, both associated with the increase in revenue, were offset by a $7.8 million decrease in expenses associated with our restructuring program. SG&A expenses increased $23.0 million primarily due to a $10.7 million increase from movements in foreign exchange and a $6.3 million increase related to the unfavorable impact of litigation.

Reconciliation of Segment Operating Income (Loss) to Consolidated Operating Income

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Radio broadcasting	$238,762	$247,319	$395,894	$375,729
Americas outdoor advertising	83,086	59,667	123,456	97,408
International outdoor advertising	42,113	19,865	35,067	(1,060)
Other	2,532	3,569	(3,948)	(3,759)
Other operating income - net	3,229	3,264	19,943	7,036
Corporate expenses[1]	(58,685)	(66,251)	(114,672)	(132,844)

Consolidated operating income	$311,037	$267,433	$455,740	$342,510

1 Corporate expenses include expenses related to Radio broadcasting, Americas outdoor, International outdoor and our Other segment, as well as overall executive, administrative and support functions.

Share-Based Compensation Expense

We do not have any compensation plans under which we grant stock awards to employees. Our employees receive equity awards from CC Media Holdings, Inc.’s (“CCMH”) and Clear Channel Outdoor Holdings, Inc.’s (“CCOH”) equity incentive plans.

The following table presents amounts related to share-based compensation expense for the three and six months ended June 30, 2011 and 2010, respectively:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Radio broadcasting	$882	$1,757	$2,436	$3,506
Americas outdoor advertising	1,674	2,316	3,842	4,346
International outdoor advertising	701	692	1,604	1,295
Corporate[1]	2,481	3,744	147	7,477

Total share-based compensation expense	$5,738	$8,509	$8,029	$16,624

1 Included in corporate share-based compensation for the six months ended June 30, 2011 is a $6.6 million reversal of expense related to the cancellation of a portion of an executive’s stock options.

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

As of June 30, 2011, there was $54.8 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions. This cost is expected to be recognized over approximately two years. In addition, as of June 30, 2011, there was $14.9 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions. This cost will be recognized when it becomes probable that the performance condition will be satisfied.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following discussion highlights our cash flow activities during the six months ended June 30, 2011 and 2010.

(In thousands)	Six Months Ended June 30,
	2011	2010
Cash provided by (used for):
Operating activities	$63,500	$52,792
Investing activities	$(129,442)	$(105,553)
Financing activities	$(635,828)	$(326,503)

Operating Activities

Our net loss, adjusted for $390.5 million of non-cash items, provided positive cash flows of $221.2 million during the first six months of 2011. Our net loss, adjusted for $290.5 million of non-cash items, resulted in positive cash flows of $33.7 million in the first six months of 2010. Cash provided by operating activities during the six months ended June 30, 2011 was $63.5 million compared to $52.8 million of cash provided by operating activities during the six months ended June 30, 2010. Cash generated by higher operating income compared to the prior year period as a result of improved operating performance was offset by higher variable compensation payments in the first six months of 2011 associated with our employee incentive programs based on 2010 operating performance.

Non-cash items affecting our net loss include depreciation and amortization, deferred taxes, gain on disposal of operating assets, (gain) loss on extinguishment of debt, provision for doubtful accounts, share-based compensation, equity in earnings of nonconsolidated affiliates, amortization of deferred financing charges and note discounts – net and other reconciling items – net as presented on the face of the statement of cash flows.

Investing Activities

Cash used for investing activities during the first six months of 2011 primarily reflected capital expenditures of $140.5 million. We spent $29.9 million for capital expenditures in our Radio segment, $68.7 million in our Americas outdoor segment primarily related to the construction of new billboards, and $37.1 million in our International outdoor segment primarily related to new billboard and street furniture contracts and renewals of existing contracts. Cash of $33.1 million paid for purchases of businesses primarily related to our Westwood Acquisition and the cloud-based music technology business we purchased during the first six months of 2011. In addition, we received proceeds of $48.1 million primarily related to the sale of radio stations, towers and other assets in our Radio broadcasting, Americas outdoor, and International outdoor segments.

Cash used for investing activities during the first six months of 2010 primarily reflected capital expenditures of $103.4 million. We spent $11.1 million for capital expenditures in our Radio segment, $39.9 million in our Americas outdoor segment primarily related to the construction of new billboards, and $46.8 million in our International outdoor segment primarily related to new billboard and street furniture contracts and renewals of existing contracts. In addition, we acquired representation contracts for $10.4 million and received proceeds of $11.1 million primarily related to the sale of a radio station and assets in our Americas outdoor and International outdoor segments.

Financing Activities

Cash used for financing activities during the first six months of 2011 primarily reflected debt issuances in the February 2011 Offering and the June 2011 Offering, and the use of proceeds from the February 2011 Offering, as well as cash on hand, to prepay $500.0 million of our senior secured credit facilities and repay at maturity our 6.25% senior notes that matured in the first six months of 2011 as discussed in the “Refinancing Transactions” section within this MD&A. We also repaid all outstanding amounts under our receivables based facility prior to, and in connection with, the June 2011 Offering. Cash used for financing activities also included the $95.0 million of pre-existing, intercompany debt owed by acquired Westwood One subsidiaries repaid immediately after the closing of the Westwood Acquisition. Additionally, we repaid our 4.4% notes at maturity in May 2011 for $140.2 million, plus accrued interest, with available cash on hand, and repaid $500.0 million of our revolving credit facility on June 27, 2011.

Cash used for financing activities during the first six months of 2010 included draws and repayments on our credit facilities of $148.3 million and $104.5 million, respectively. Our wholly-owned subsidiary, Clear Channel Investments, Inc. (“CC Investments”), repurchased $185.2 million aggregate principal amount of our senior toggle notes for $125.0 million as discussed in the

“Debt Repurchases, Maturities and Other” section within this MD&A. In addition, we repaid our remaining 4.50% senior notes upon maturity for $240.0 million with available cash on hand.

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

Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, availability under our revolving credit facility and receivables based facility, as well as cash flow from operations will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months.

We expect to be in compliance with the covenants contained in our material financing agreements in 2011, including the maximum consolidated senior secured net debt to consolidated EBITDA limitations contained in our senior secured credit facilities. However, our anticipated results are subject to significant uncertainty and our ability to comply with this limitation may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any covenants set forth in our financing agreements would result in a default thereunder. An event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, the lenders under the revolving credit facility under our senior secured credit facilities would have the option to terminate their commitments to make further extensions of revolving credit thereunder. If we are unable to repay our obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility. In addition, a default or acceleration under any of our material financing agreements could cause a default under other of our obligations that are subject to cross-default and cross-acceleration provisions. The threshold amount for a cross-default under the senior secured credit facilities and receivables based facility is $100.0 million.

SOURCES OF CAPITAL

As of June 30, 2011 and December 31, 2010, we had the following debt outstanding, net of cash and cash equivalents:

(In millions)	June 30,	December 31,
	2011	2010
Senior Secured Credit Facilities:
Term Loan Facilities	$10,493.8	$10,885.5
Revolving Credit Facility(1)	1,280.6	1,842.5
Delayed Draw Term Loan Facilities	976.8	1,013.2
Receivables Based Facility(2)	—	384.2
Priority Guarantee Notes	1,750.0	—
Secured Subsidiary Debt	6.2	4.7

Total Secured Debt	14,507.4	14,130.1
Senior Cash Pay Notes	796.3	796.3
Senior Toggle Notes	829.8	829.8
Clear Channel Senior Notes	2,078.4	2,911.4
Subsidiary Senior Notes	2,500.0	2,500.0
Clear Channel Subsidiary Debt	58.5	63.1
Purchase accounting adjustments and original issue discount	(595.4)	(623.3)

Total Debt	20,175.0	20,607.4
Less: Cash and Cash Equivalents	1,219.2	1,920.9

	$18,955.8	$18,686.5

(1)	We had $580.1 million of availability under the Revolving Credit Facility as of June 30, 2011.
(2)	As of June 30, 2011, we had available under the Receivables Based Facility the lesser of $625 million (the revolving credit commitment) or the borrowing base amount, as defined under the Receivables Based Facility.

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

The senior secured credit facilities require us to comply on a quarterly basis with a financial covenant limiting the ratio of consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA for the preceding four quarters. Our secured debt consists of the senior secured credit facilities, the receivables-based credit facility, the priority guarantee notes and certain other secured subsidiary debt. Our consolidated EBITDA for the preceding four quarters of $1.9 billion is calculated as operating income (loss) before depreciation, amortization, impairment charges and other operating income – net, plus non-cash compensation, and is further adjusted for the following items: (i) an increase of $10.4 million for cash received from nonconsolidated affiliates; (ii) an increase of $40.5 million for non-cash items; (iii) an increase of $31.7 million related to expenses incurred associated with our cost savings program; and (iv) an increase of $34.4 million for various other items. The maximum ratio under this financial covenant is currently set at 9.5:1 and becomes more restrictive over time beginning in the second quarter of 2013. At June 30, 2011, our ratio was 7.1:1.

Refinancing Transactions

During the first quarter of 2011 we amended our senior secured credit facilities and our receivables based credit facility and issued $1.0 billion aggregate principal amount of 9.0% Priority Guarantee Notes due 2021 (the “Initial Notes”). We capitalized $39.5 million in fees and expenses associated with the offering and are amortizing them through interest expense over the life of the Initial Notes.

We used the proceeds of the Initial Notes offering to prepay $500.0 million of the indebtedness outstanding under our senior secured credit facilities. The $500.0 million prepayment was allocated on a ratable basis between outstanding term loans and revolving credit commitments under our revolving credit facility, thus permanently reducing the revolving credit commitments under our revolving credit facility to $1.9 billion. The prepayment resulted in the accelerated expensing of $5.7 million of loan fees recorded in “Other income (expense) – net”.

The proceeds from the offering of the Initial Notes, along with available cash on hand, were also used to repay at maturity $692.7 million in aggregate principal amount of our 6.25% senior notes, which matured during the first quarter of 2011.

We obtained, concurrent with the offering of the Initial Notes, amendments to our credit agreements with respect to our senior secured credit facilities and our receivables based credit facility (revolving credit commitments under the receivables based facility were reduced from $783.5 million to $625.0 million), which were required as a condition to complete the offering. The amendments, among other things, permit us to request future extensions of the maturities of our senior secured credit facilities, provide us with greater flexibility in the use of our accordion capacity, provide us with greater flexibility to incur new debt, provided that the proceeds from such new debt are used to pay down senior secured credit facility indebtedness, and provide greater flexibility for our indirect subsidiary, CCOH, and its subsidiaries to incur new debt, provided that the net proceeds distributed to us from the issuance of such new debt are used to pay down senior secured credit facility indebtedness.

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

*Balance of Tranche A Term Loan is due July 30, 2014

**Balance of Tranche B Term Loan, Tranche C Term Loan, Delayed Draw 1 Term Loan and Delayed Draw 2 Term Loan are due January 29, 2016

In June 2011, we issued an additional $750.0 million in aggregate principal amount of 9.0% Priority Guarantee Notes due 2021 (the “Additional Notes”) at an issue price of 93.845% of the principal amount of the Additional Notes. Interest on the Additional Notes accrued from February 23, 2011 and accrued interest was paid by the purchaser at the time of delivery of the Additional Notes on June 14, 2011. Of the $703.8 million of proceeds from the issuance of the Additional Notes ($750.0 million aggregate principal amount net of $46.2 million of discount), we intend to use (i) $203.8 million to repay at maturity a portion of our 5% senior notes which mature in March 2012 and (ii) the remaining $500 million for general corporate purposes (to replenish cash on hand that we previously used to pay senior notes at maturity on March 15, 2011 and May 15, 2011). In addition, such proceeds may be used in connection with one or more future transactions involving a permanent repayment of a portion of our senior secured credit facilities as part of our long-term efforts to optimize our capital structure. We capitalized an additional $6.9 million in fees and expenses associated with the offering of the Additional Notes and are amortizing them through interest expense over the life of the Additional Notes.

The Additional Notes were issued as additional notes under the indenture, dated as of February 23, 2011 (the “Indenture”), among us, the guarantors named therein (the “Guarantors”), Wilmington Trust FSB, as trustee (the “Trustee”), and the other agents named therein, under which we previously issued the Initial Notes. The Additional Notes were issued pursuant to a supplemental indenture to the Indenture, dated as of June 14, 2011, between us and the Trustee.

The Initial Notes and the Additional Notes (collectively, the “9.0% Priority Guarantee Notes”) have identical terms and are treated as a single class. The 9.0% Priority Guarantee Notes mature on March 1, 2021 and bear interest at a rate of 9.0% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2011. The 9.0% Priority Guarantee Notes are our senior obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the Guarantors. The 9.0% Priority Guarantee Notes and the Guarantors’ obligations under the guarantees are secured by (i) a lien on (a) our capital stock and (b) certain property and related assets that do not constitute “principal property” (as defined in the indenture governing certain of our legacy notes), in each case equal in priority to the liens securing the obligations under our senior secured credit facilities, subject to certain exceptions, and (ii) a lien on the accounts receivable and related assets securing our receivables based credit facility junior in priority to the lien securing our obligations thereunder, subject to certain exceptions.

We may redeem the 9.0% Priority Guarantee Notes at our option, in whole or part, at any time prior to March 1, 2016, at a price equal to 100% of the principal amount of the 9.0% Priority Guarantee Notes redeemed, plus accrued and unpaid interest to the redemption date and plus an applicable premium. We may redeem the 9.0% Priority Guarantee Notes, in whole or in part, on or after March 1, 2016, at the redemption prices set forth in the Indenture plus accrued and unpaid interest to the redemption date. At any time on or before March 1, 2014, we may elect to redeem up to 40% of the aggregate principal amount of the 9.0% Priority Guarantee Notes at a redemption price equal to 109.0% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings.

The Indenture contains covenants that limit our ability and the ability of our restricted subsidiaries to, among other things: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) modify any of our existing senior notes; (iv) transfer or sell assets; (v) engage in certain transactions with affiliates; (vi) create restrictions on dividends or other payments by the restricted subsidiaries; and (vii) merge, consolidate or sell substantially all of our assets. The Indenture contains covenants that limit Clear Channel Capital I, LLC’s and our ability and the ability of our restricted subsidiaries to, among other things: (i) create liens on assets and (ii) materially impair the value of the security interests taken with respect to the collateral for the benefit of the notes collateral agent and the holders of the 9.0% Priority Guarantee Notes. The Indenture also provides for customary events of default.

Dispositions

During the first six months of 2011, we disposed of ten radio stations for approximately $28.5 million and recorded a gain of $6.6 million in “Other operating income—net.”

USES OF CAPITAL

Debt Repurchases, Maturities and Other

During the second quarter of 2011, we repaid our 4.4% senior notes at maturity for $140.2 million (net of $109.8 million principal amount held by and repaid to one of our subsidiaries), plus accrued interest, with available cash on hand. Prior to, and in connection with the June 2011 Offering, we repaid all amounts outstanding under our receivables based credit facility on June 8, 2011, using cash on hand. This voluntary repayment did not reduce our commitments under this facility and we may reborrow amounts under this facility at any time. In addition, on June 27, 2011, we made a voluntary payment of $500.0 million on our revolving credit facility, which did not reduce our commitments under this facility and we may reborrow amounts under this facility at any time.

During the first six months of 2010, CC Investments, our indirect wholly-owned subsidiary, repurchased $185.2 million aggregate principal amount of certain of our outstanding senior toggle notes for $125.0 million through an open market purchase. Notes repurchased by CC Investments are eliminated in consolidation.

Acquisitions

On April 29, 2011, we purchased the traffic business of Westwood One for $24.3 million to increase the growth of our traffic business by adding a complementary traffic operation and to improve our traffic operations. Immediately after closing, the acquired subsidiaries repaid pre-existing, intercompany debt owed by the subsidiaries to Westwood One in the amount of $95.0 million. We simultaneously entered into a Transition Services Agreement by which we will provide certain services to Westwood One. The U.S. Department of Justice is currently reviewing this acquisition.

Certain Relationships with the Sponsors

CCMH is party to a management agreement with certain affiliates of Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018. These arrangements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses. For the three months ended June 30, 2011 and 2010, we recognized management fees of $3.8 million in each period and reimbursable expenses of $0.4 million and $0.6 million, respectively. For the six months ended June 30, 2011 and 2010, we recognized management fees of $7.5 million in each period and reimbursable expenses of $0.5 million and $1.0 million, respectively.

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

Equity Price Risk

The carrying value of our available-for-sale equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value and comprehensive loss at June 30, 2011 by $18.5 million.

Interest Rate Risk

A significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. At June 30, 2011 we had an interest rate swap agreement with a $2.5 billion notional amount that effectively fixes interest rates on a portion of our floating rate debt at a rate of 4.4%, plus applicable margins, per annum. The fair value of this agreement at June 30, 2011 was a liability of $194.0 million. At June 30, 2011, approximately 50% of our aggregate principal amount of long-term debt, including taking into consideration debt on which we have entered into a pay-fixed-rate-receive-floating-rate swap agreement, bears interest at floating rates.

Assuming the current level of borrowings and interest rate swap contracts and assuming a 30% change in LIBOR, our interest expense for the three and six months ended June 30, 2011 would have changed by approximately $1.4 million and $2.9 million, respectively.

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

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world. Foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported net income of approximately $28.1 million and $33.2 million for the three and six months ended June 30, 2011, respectively. We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have increased our net loss for the three and six months ended June 30, 2011 by approximately $2.8 million and $3.3 million, respectively, and that a 10% decrease in the value of the U.S. dollar relative to foreign currencies would have decreased our net loss by a corresponding amount.

This analysis does not consider the implications that such currency fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU updates Topic 805 to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments of this ASU are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We adopted the provisions of ASU 2010-29 on January 1, 2011 without material impact to our disclosures.

In April 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in this ASU to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU are to be applied prospectively for interim and annual periods beginning after December 15, 2011. We do not expect the provisions of ASU 2011-04 to have a material effect on our financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The changes apply for interim and annual financial statements and should be applied retrospectively, effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. We currently comply with the provisions of this ASU by presenting the components of comprehensive income in a single continuous financial statement within our consolidated statement of operations for both interim and annual periods.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Except for the historical information, this report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including, without limitation, our future operating and financial performance, our ability to comply with the covenants in the agreements governing our indebtedness and the availability of capital and the terms thereof. Statements expressing expectations and projections with respect to future matters are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our future performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. We do not intend, nor do we undertake any duty, to update any forward-looking statements.

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

•	the impact of the geopolitical environment;
•	industry conditions, including competition;
•	legislative or regulatory requirements;
•	fluctuations in operating costs;
•	technological changes and innovations;
•	changes in labor conditions;
•	capital expenditure requirements;
•	fluctuations in exchange rates and currency values;
•	the outcome of pending and future litigation;
•	changes in interest rates;
•	taxes and tax disputes;
•	shifts in population and other demographics;
•	access to capital markets and borrowed indebtedness;
•	the risk that we may not be able to integrate the operations of acquired companies successfully;
•	the risk that our cost savings initiatives may not be entirely successful or that any cost savings achieved from those initiatives may not persist; and

•	certain other factors set forth in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2010.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Office of the Chief Executive Officer (performing the functions of principal executive officer) and our Chief Financial Officer (principal financial officer), we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Office of the Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our Office of the Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We and a subsidiary of ours are co-defendants with Live Nation (which was spun off as an independent company in December 2005) in 22 putative class actions filed by different named plaintiffs in various district courts throughout the country beginning in May 2006. These actions generally allege that the defendants monopolized or attempted to monopolize the market for “live rock concerts” in violation of Section 2 of the Sherman Act. Plaintiffs claim that they paid higher ticket prices for defendants’ “rock concerts” as a result of defendants’ conduct. They seek damages in an undetermined amount. On April 17, 2006, the Judicial Panel for Multidistrict Litigation centralized these class action proceedings in the Central District of California. The district court has certified classes in five “template” cases involving five regional markets: Los Angeles, Boston, New York, Chicago and Denver. Fact discovery has closed, and expert discovery is ongoing.

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

On or about July 12, 2006 and April 12, 2007, two of our operating businesses (L&C Outdoor Ltda. (“L&C”) and Publicidad Klimes Sao Paulo Ltda. (“Klimes”), respectively) in the Sao Paulo, Brazil market received notices of infraction from the state taxing authority, seeking to impose a value added tax (“VAT”) on such businesses, retroactively for the period from December 31, 2001 through January 31, 2006. The taxing authority contends that these businesses fall within the definition of “communication services” and as such are subject to the VAT.

L&C and Klimes have filed separate petitions to challenge the imposition of this tax. L&C’s challenge was unsuccessful at the first administrative level, but successful at the second administrative level. The state taxing authority filed an appeal to the third and final administrative level, which required consideration by a full panel of 16 administrative law judges. On September 27, 2010, L&C received an unfavorable ruling at this final administrative level, which concluded that the VAT applied. L&C intends to appeal this ruling to the judicial level. In addition, L&C has filed a petition to have the case remanded to the second administrative level for consideration of the reasonableness of the amount of the penalty assessed against it. The amounts allegedly owed by L&C are approximately $10.3 million in taxes, approximately $20.5 million in penalties and approximately $34.3 million in interest (as of June 30, 2011 at an exchange rate of 0.64). At June 30, 2011, the range of reasonably possible loss is from zero to approximately $65.1 million. The maximum loss that could ultimately be paid depends on the timing of the final resolution at the judicial level and applicable future interest rates. Based on our review of the law, the outcome of similar cases at the judicial level and the advice of counsel, we have not accrued any costs related to these claims and believe the occurrence of loss is not probable.

Klimes’ challenge was unsuccessful at the first administrative level, and denied at the second administrative level on or about September 24, 2009. On January 5, 2011, the administrative law judges at the third administrative level published a ruling that the VAT applies but significantly reduced the penalty assessed by the taxing authority. With the penalty reduction, the amounts allegedly owed by Klimes are approximately $11.6 million in taxes, approximately $5.8 million in penalties and approximately $21 million in interest (as of June 30, 2011 at an exchange rate of 0.64). In late February 2011, Klimes filed a writ of mandamus in the 13th lower public treasury court in São Paulo, State of São Paulo, appealing the administrative court’s decision that the VAT applies. On that same day, Klimes filed a motion for an injunction barring the taxing authority from collecting the tax, penalty and interest while the appeal is pending. The court denied the motion in early April 2011. Klimes filed a motion for reconsideration with the court and also appealed that ruling to the São Paulo State Higher Court, which affirmed in late April 2011. On June 20, 2011, the 13th lower public treasury court in São Paulo reconsidered its prior ruling and granted Klimes an injunction suspending any collection effort by the taxing authority until a decision on the merits is obtained at the first judicial level. At June 30, 2011, the range of reasonably possible loss is from zero to approximately $38.4 million. The maximum loss that could ultimately be paid depends on the timing of the final resolution at the judicial level and applicable future interest rates. Based on our review of the law, the outcome of similar cases at the judicial level and the advice of counsel, we have not accrued any costs related to these claims and believe the occurrence of loss is not probable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Intentionally omitted in accordance with General Instruction H(2)(b) of Form 10-Q.

Item 3. Defaults Upon Senior Securities

Intentionally omitted in accordance with General Instruction H(2)(b) of Form 10-Q.

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description
4.1	Supplemental Indenture, dated as of June 14, 2011, among Clear Channel Communications, Inc. and Wilmington Trust FSB, as Trustee (Incorporated by reference to Exhibit 4.1 to Clear Channel Communications, Inc.’s Current Report on Form 8-K filed on June 14, 2011).

4.2	Exchange and Registration Rights Agreement, dated June 14, 2011, by and among Clear Channel Communications, Inc., Clear Channel Capital I, LLC, certain subsidiary guarantors named therein and the initial purchasers named therein (Incorporated by reference to Exhibit 4.2 to Clear Channel Communications, Inc.’s Current Report on Form 8-K filed on June 14, 2011).

31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	Interactive Data Files

*	Filed herewith.
**	Furnished herewith.
***	In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL COMMUNICATIONS, INC.

August 3, 2011	/s/ Scott D. Hamilton
Scott D. Hamilton
Senior Vice President, Chief Accounting Officer and Assistant Secretary