Form 10-Q
period 2011-09-30
CLEAR CHANNEL COMMUNICATIONS INC
filed 2011-10-31
CIK 739708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2011
Common stock, $.001 par value	500,000,000

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form in a reduced disclosure format permitted by General Instruction H(2).

CLEAR CHANNEL COMMUNICATIONS, INC.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS OF CLEAR CHANNEL CAPITAL I, LLC

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2011 (Unaudited)	December 31, 2010
CURRENT ASSETS
Cash and cash equivalents	$1,165,381	$1,920,926
Accounts receivable, net	1,382,269	1,373,880
Other current assets	375,942	308,367

Total Current Assets	2,923,592	3,603,173

PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,931,695	2,007,399
Other property, plant and equipment, net	1,105,520	1,138,155

INTANGIBLE ASSETS
Definite-lived intangibles, net	2,088,062	2,288,149
Indefinite-lived intangibles	3,525,164	3,538,241
Goodwill	4,184,573	4,119,326

Other assets	750,340	765,939

Total Assets	$16,508,946	$17,460,382

CURRENT LIABILITIES
Accounts payable and accrued expenses	$843,458	$956,867
Accrued interest	75,765	121,199
Current portion of long-term debt	285,078	867,735
Deferred income	188,019	152,778

Total Current Liabilities	1,392,320	2,098,579

Long-term debt	19,894,723	19,739,617
Deferred income taxes	1,958,025	2,050,196
Other long-term liabilities	719,905	776,676

Commitments and contingent liabilities (Note 6)

MEMBER’S DEFICIT
Noncontrolling interest	511,363	490,920
Member’s interest	2,127,443	2,128,383
Retained deficit	(9,814,240)	(9,555,173)
Accumulated other comprehensive loss	(280,593)	(268,816)

Total Member’s Deficit	(7,456,027)	(7,204,686)

Total Liabilities and Member’s Deficit	$16,508,946	$17,460,382

See Notes to Consolidated Financial Statements

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue	$1,583,352	$1,477,347	$4,508,564	$4,231,134
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	636,063	579,098	1,840,585	1,739,228
Selling, general and administrative expenses (excludes depreciation and amortization)	420,260	382,997	1,222,968	1,147,063
Corporate expenses (excludes depreciation and amortization)	54,247	80,518	163,080	209,123
Depreciation and amortization	197,532	184,079	570,884	549,591
Other operating income (expense) – net	(6,490)	(29,559)	13,453	(22,523)

Operating income	268,760	221,096	724,500	563,606
Interest expense	369,233	389,197	1,097,849	1,160,571
Equity in earnings of nonconsolidated affiliates	5,210	2,994	13,456	8,612
Other income (expense) – net	7,307	(5,700)	754	51,548

Loss before income taxes	(87,956)	(170,807)	(359,139)	(536,805)
Income tax benefit	20,665	20,415	122,510	129,579

Consolidated net loss	(67,291)	(150,392)	(236,629)	(407,226)
Less amount attributable to noncontrolling interest	6,765	4,293	22,438	9,197

Net loss attributable to the Company	$(74,056)	$(154,685)	$(259,067)	$(416,423)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(101,951)	126,548	(26,079)	12,876
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	(21,298)	5,684	(7,289)	9,217
Unrealized holding gain (loss) on cash flow derivatives	10,848	529	22,791	(7,617)
Reclassification adjustment	86	2,565	234	1,424

Comprehensive loss	(186,371)	(19,359)	(269,410)	(400,523)
Less amount attributable to noncontrolling interest	(11,699)	18,764	1,434	2,524

Comprehensive loss attributable to the Company	$(174,672)	$(38,123)	$(270,844)	$(403,047)

See Notes to Consolidated Financial Statements

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Consolidated net loss	$(236,629)	$(407,226)

Reconciling items:
Depreciation and amortization	570,884	549,591
Deferred taxes	(122,886)	(170,886)
(Gain) loss on disposal of operating assets	(13,453)	22,523
(Gain) loss on extinguishment of debt	1,447	(60,289)
Provision for doubtful accounts	13,300	14,880
Share-based compensation	14,281	24,967
Equity in earnings of nonconsolidated affiliates	(13,456)	(8,612)
Amortization of deferred financing charges and note discounts, net	143,519	160,040
Other reconciling items – net	7,449	9,722
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	16,591	(74,710)
Decrease in Federal income taxes receivable	—	132,309
Increase in deferred income	34,178	47,244
Increase (decrease) in accrued expenses	(106,910)	52,127
Increase (decrease) in accounts payable and other liabilities	(47,549)	4,695
Increase (decrease) in accrued interest	(66,242)	34,501
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	(73,142)	(14,334)

Net cash provided by operating activities	121,382	316,542

Cash flows from investing activities:
Purchases of property, plant and equipment	(218,136)	(169,405)
Purchases of businesses	(33,882)	—
Acquisition of operating assets	(14,352)	(11,743)
Proceeds from disposal of assets	52,389	20,550
Change in other – net	1,716	(4,741)

Net cash used for investing activities	(212,265)	(165,339)

Cash flows from financing activities:
Draws on credit facilities	55,000	160,416
Payments on credit facilities	(959,383)	(140,254)
Proceeds from delayed draw term loan facility	—	138,795
Proceeds from long-term debt	1,727,813	6,844
Payments on long-term debt	(1,370,265)	(368,585)
Deferred financing charges	(46,597)	—
Repurchases of long-term debt	(55,250)	(125,000)
Change in other – net	(15,980)	(6,579)

Net cash used for financing activities	(664,662)	(334,363)

Net decrease in cash and cash equivalents	(755,545)	(183,160)

Cash and cash equivalents at beginning of period	1,920,926	1,883,994

Cash and cash equivalents at end of period	$1,165,381	$1,700,834

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

The accompanying consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the SEC and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in Clear Channel’s 2010 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the periods ended March 31, 2011 and June 30, 2011.

The consolidated financial statements include the accounts of the Company and its subsidiaries. Also included in the consolidated financial statements are entities for which the Company has a controlling financial interest or is the primary beneficiary. Investments in companies in which the Company owns 20 percent to 50 percent of the voting common stock or otherwise exercises significant influence over operating and financial policies of the company are accounted for under the equity method. All significant intercompany transactions are eliminated in the consolidation process.

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

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company adopted the provisions of this ASU as of October 1, 2011 and is currently evaluating the impact of adoption.

NOTE 2 — PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL

Acquisitions

On April 29, 2011, a wholly owned subsidiary of the Company purchased the traffic business of Westwood One, Inc. (“Westwood One”) for $24.3 million. Immediately after closing, the acquired subsidiaries repaid pre-existing, intercompany debt owed by the subsidiaries to Westwood One in the amount of $95.0 million. The acquisition resulted in an increase of $17.2 million to property, plant and equipment, $36.3 million to intangible assets and $66.0 million to goodwill.

Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets at September 30, 2011 and December 31, 2010, respectively:

(In thousands)	September 30, 2011	December 31, 2010
Land, buildings and improvements	$654,304	$652,575
Structures	2,726,585	2,623,561
Towers, transmitters and studio equipment	393,775	397,434
Furniture and other equipment	341,192	282,385
Construction in progress	70,239	65,173

	4,186,095	4,021,128
Less: accumulated depreciation	1,148,880	875,574

Property, plant and equipment, net	$3,037,215	$3,145,554

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

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at September 30, 2011 and December 31, 2010, respectively:

(In thousands)	September 30, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor contractual rights	$777,362	$ 296,016	$789,867	$ 241,461
Customer / advertiser relationships	1,210,269	374,799	1,210,205	289,824
Talent contracts	350,246	129,878	317,352	99,050
Representation contracts	232,578	129,619	231,623	101,650
Other	559,013	106,094	551,197	80,110

Total	$3,129,468	$1,041,406	$3,100,244	$ 812,095

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Total amortization expense related to definite-lived intangible assets was $87.8 million and $82.8 million for the three months ended September 30, 2011 and 2010, respectively, and $247.3 million and $251.0 million for the nine months ended September 30, 2011 and 2010, respectively.

As acquisitions and dispositions occur in the future, amortization expense may vary. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2012	$301,450
2013	281,995
2014	260,841
2015	234,215
2016	215,362

Indefinite-lived Intangible Assets

The Company’s indefinite-lived intangible assets consist of Federal Communications Commission (“FCC”) broadcast licenses and billboard permits as follows:

(In thousands)	September 30, 2011	December 31, 2010
FCC broadcast licenses	$2,411,602	$2,423,828
Billboard permits	1,113,562	1,114,413

Total indefinite-lived intangible assets	$3,525,164	$3,538,241

Goodwill

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments.

(In thousands)	Radio	Americas Outdoor	International Outdoor	Other	Total
Balance as of December 31, 2009	$3,146,869	$585,249	$276,343	$116,544	$4,125,005
Impairment	—	—	(2,142)	—	(2,142)
Acquisitions	—	—	—	342	342
Dispositions	(5,325)	—	—	—	(5,325)
Foreign currency	—	285	3,299	—	3,584
Other	(1,346)	—	(792)	—	(2,138)

Balance as of December 31, 2010	$3,140,198	$585,534	$276,708	$116,886	$4,119,326

Acquisitions	78,246	—	—	211	78,457
Dispositions	(10,422)	—	—	—	(10,422)
Foreign currency	—	(655)	(2,097)	—	(2,752)
Other adjustments	(36)	—	—	—	(36)

Balance as of September 30, 2011	$3,207,986	$584,879	$274,611	$117,097	$4,184,573

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 3 — DEBT

Long-term debt at September 30, 2011 and December 31, 2010 consisted of the following:

(In thousands)	September 30, 2011	December 31, 2010
Senior Secured Credit Facilities:
Term Loan Facilities (1)	$10,493,847	$10,885,447
Revolving Credit Facility Due 2014	1,325,550	1,842,500
Delayed Draw Term Loan Facilities Due 2016	976,776	1,013,227
Receivables Based Facility Due 2014	—	384,232
Priority Guarantee Notes Due 2021	1,750,000	—
Other Secured Subsidiary Debt	7,320	4,692

Total Consolidated Secured Debt	14,553,493	14,130,098

Senior Cash Pay Notes	796,250	796,250
Senior Toggle Notes	829,831	829,831
Clear Channel Senior Notes	1,998,415	2,911,393
Subsidiary Senior Notes	2,500,000	2,500,000
Other Clear Channel Subsidiary Debt	46,809	63,115
Purchase accounting adjustments and original issue discount	(544,997)	(623,335)

	20,179,801	20,607,352
Less: current portion	285,078	867,735

Total long-term debt	$19,894,723	$19,739,617

(1)	Term Loan Facilities mature at various dates from 2014 through 2016.

Clear Channel’s weighted average interest rate at September 30, 2011 was 6.2%. The aggregate market value of Clear Channel’s debt based on market prices for which quotes were available was approximately $15.1 billion and $18.7 billion at September 30, 2011 and December 31, 2010, respectively.

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

Clear Channel obtained, concurrent with the offering of the Initial Notes, amendments to its credit agreements with respect to its senior secured credit facilities and its receivables based credit facility (revolving credit commitments under the receivables based facility were reduced from $783.5 million to $625.0 million), which were required as a condition to complete the offering. The amendments, among other things, permit Clear Channel to request future extensions of the maturities of its senior secured credit facilities, provide Clear Channel with greater flexibility in the use of its accordion capacity, provide Clear Channel with greater flexibility to incur new debt, provided that the proceeds from such new debt are used to pay down senior secured credit facility indebtedness, and provide greater flexibility for Clear Channel’s indirect subsidiary, Clear Channel Outdoor Holdings, Inc (“CCOH”), and its subsidiaries to incur new debt, provided that the net proceeds distributed to Clear Channel from the issuance of such new debt are used to pay down senior secured credit facility indebtedness.

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

Of the $703.8 million of proceeds from the issuance of the Additional Notes ($750.0 million aggregate principal amount net of $46.2 million of discount), Clear Channel used $500 million for general corporate purposes (to replenish cash on hand that Clear Channel previously used to pay senior notes at maturity on March 15, 2011 and May 15, 2011) and intends to use the remaining $203.8 million to repay at maturity a portion of Clear Channel’s 5% senior notes which mature in March 2012.

Clear Channel capitalized an additional $7.1 million in fees and expenses associated with the offering of the Additional Notes and is amortizing them through interest expense over the life of the Additional Notes.

During the third quarter of 2011, CC Finco, LLC (“CC Finco”), an indirect wholly-owned subsidiary of the Company, repurchased $80.0 million aggregate principal amount of Clear Channel’s outstanding 5.5% senior notes due 2014 for $57.1 million, including accrued interest, through open market purchases. Notes repurchased by CC Finco are eliminated in consolidation.

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

On July 16, 2010, Clear Channel made the election to pay interest on the senior toggle notes entirely in cash, effective for the interest period commencing August 1, 2010. Unless otherwise elected, the cash interest election will remain in effect throughout the remaining term of the notes.

During the first nine months of 2010, Clear Channel repaid its remaining 7.65% senior notes upon maturity for $138.8 million, including $5.1 million of accrued interest, with proceeds from its delayed draw term loan facility that was specifically designated for this purpose. Also during the first nine months of 2010, Clear Channel repaid its remaining 4.50% senior notes upon maturity for $240.0 million with available cash on hand.

NOTE 4 — SUPPLEMENTAL DISCLOSURES

Divestiture Trusts

The Company owns certain radio stations which, under current FCC rules, are not permitted or transferable. These radio stations were placed in a trust in order to comply with FCC rules at the time of the closing of the merger that resulted in the Company’s acquisition of Clear Channel. The Company is the beneficial owner of the trust, but the radio stations are managed by an independent trustee. The Company will have to divest all of these radio stations unless any stations may be owned by the Company under then-current FCC rules, in which case the trust will be terminated with respect to such stations. The trust agreement stipulates that the Company must fund any operating shortfalls of the trust activities, and any excess cash flow generated by the trust is distributed to the Company. The Company is also the beneficiary of proceeds from the sale of stations held in the trust. The Company consolidates the trust in accordance with ASC 810-10, which requires an enterprise involved with variable interest entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in the variable interest entity, as the trust was determined to be a variable interest entity and the Company is its primary beneficiary. During the nine months ended September 30, 2011, the Company’s Radio segment sold stations from the trust and recorded a gain of $4.9 million included in “Other operating income – net.”

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Income Tax Benefit

The Company’s income tax benefit for the three and nine months ended September 30, 2011 and 2010, respectively, consisted of the following components:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Current tax expense	$(11,326)	$(14,663)	$(376)	$(41,307)
Deferred tax benefit	31,991	35,078	122,886	170,886

Income tax benefit	$20,665	$20,415	$122,510	$129,579

The effective tax rate for the three and nine months ended September 30, 2011 was 23.5% and 34.1%, respectively. The effective tax rate for the three months ended September 30, 2011 was primarily impacted by increases in tax expense attributable to the write-off of deferred tax assets in excess of the tax benefits realized upon the vesting of certain equity awards, an increase in unrecognized tax benefits and the Company’s inability to record the benefit of losses in certain foreign jurisdictions.

The effective tax rate for the nine months ended September 30, 2011 was primarily impacted by the Company’s settlement of U.S. Federal and state tax examinations during the period. Pursuant to the settlements, the Company recorded a reduction to income tax expense of approximately $10.6 million to reflect the net tax benefits of the settlements. In addition, the effective rate for the nine months ended September 30, 2011 was impacted by the Company’s ability to benefit from certain tax loss carryforwards in foreign jurisdictions due to increased taxable income during 2011, where the losses previously did not provide a benefit. The effects of these items were partially offset by the items mentioned above related to the three months ended September 30, 2011.

The Company’s effective tax rate for the three and nine months ended September 30, 2010 was 11.9% and 24.1%, respectively. The 2010 effective rates were impacted primarily as a result of the Company’s inability to benefit from tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years. In addition, during the three months ended September 30, 2010, the Company recorded a valuation allowance of $13.4 million against deferred tax assets in foreign jurisdictions due to the uncertainty of the ability to realize those assets in future periods.

During the nine months ended September 30, 2011 and 2010, cash paid for interest and income taxes, net of U.S. Federal income tax refunds of $132.3 million in 2010, was as follows:

(In thousands)	Nine Months Ended September 30,
	2011	2010
Interest	$1,028,973	$969,525
Income taxes	77,548	(113,840)

NOTE 5 — FAIR VALUE MEASUREMENTS

Marketable Equity Securities

The Company holds marketable equity securities and interest rate swaps that are measured at fair value on each reporting date.

The marketable equity securities are measured at fair value using quoted prices in active markets. Due to the fact that the inputs used to measure the marketable equity securities at fair value are observable, the Company has categorized the fair value measurements of the securities as Level 1 in accordance with ASC 820-10-35. The cost, unrealized holding gains or losses, and fair value of the Company’s investments at September 30, 2011 and December 31, 2010 are as follows:

(In thousands)	September 30, 2011				December 31, 2010
Investments	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Available-for-sale	$ 12,614	$ (4,455)	$ 53,339	$ 61,498	$ 12,614	$ —	$ 57,945	$70,559

Interest Rate Swap Agreement

The Company’s $2.5 billion notional amount interest rate swap agreement is designated as a cash flow hedge and the effective portions of the gain or loss on the swap are reported as a component of other comprehensive loss. The Company entered into the swap to effectively convert a portion of its floating-rate debt to a fixed basis, thus reducing the impact of interest-rate changes on future interest expense. The interest rate swap agreement matures in 2013.

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

The fair value of the Company’s interest rate swap designated as a hedging instrument and recorded in “Other long-term liabilities” was $176.7 million and $213.1 million at September 30, 2011 and December 31, 2010, respectively.

The following table details the beginning and ending accumulated other comprehensive loss and the current period activity, net of tax, related to the interest rate swap agreement:

(In thousands)	Accumulated other comprehensive loss
Balance at January 1, 2011	$134,067
Other comprehensive income	(22,791)

Balance at September 30, 2011	$111,276

Other Comprehensive Income (Loss)

The following table discloses the amount of income tax benefit (expense) allocated to each component of other comprehensive income (loss) for the three and nine months ended September 30, 2011 and 2010, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Unrealized holding gain (loss) on marketable securities	$18,341	$(11,713)	$4,569	$(12,627)
Unrealized holding gain (loss) on cash flow derivatives	(6,474)	(318)	(13,602)	4,570

Income tax benefit (expense)	$11,867	$(12,031)	$(9,033)	$(8,057)

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

On or about July 12, 2006 and April 12, 2007, two of the Company’s operating businesses (L&C Outdoor Ltda. (“L&C”) and Publicidad Klimes São Paulo Ltda. (“Klimes”), respectively) in the São Paulo, Brazil market received notices of infraction from the state taxing authority, seeking to impose a value added tax (“VAT”) on such businesses, retroactively for the period from December 31, 2001 through January 31, 2006. The taxing authority contends that these businesses fall within the definition of “communication services” and as such are subject to the VAT.

L&C and Klimes have filed separate petitions to challenge the imposition of this tax. L&C’s challenge was unsuccessful at the first administrative level, but successful at the second administrative level. The state taxing authority filed an appeal to the third and final administrative level, which required consideration by a full panel of 16 administrative law judges. On September 27, 2010, L&C received an unfavorable ruling at this final administrative level, which concluded that the VAT applied. L&C intends to appeal this ruling to the judicial level. In addition, L&C has filed a petition to have the case remanded to the second administrative level for consideration of the reasonableness of the amount of the penalty assessed against it. The amounts allegedly owed by L&C are approximately $8.8 million in taxes, approximately $17.5 million in penalties and approximately $31.6 million in interest (as of September 30, 2011 at an exchange rate of 0.547). On August 8, 2011, Brazil’s National Council of Fiscal Policy (CONFAZ) published a rule authorizing sixteen states, including the State of São Paulo, to reduce the principal amount of VAT allegedly owed for communications services; the rule also authorizes the states to reduce or waive related interest and penalties. The State of São Paulo ratified the amnesty in late August 2011. However, it is not required to reduce the principal amount of VAT or waive the payment of penalties and interest. In late 2011 or early 2012, the Company expects the São Paulo state legislature to pass legislation setting forth the precise terms of the amnesty. Based on the uncertainty of any amnesty terms that may be offered, the Company does not know whether the offered terms will be acceptable. Accordingly, the Company continues to vigorously pursue its case in the administrative courts and, if necessary, in the relevant appellate courts. At September 30, 2011, the range of reasonably possible loss is from zero to approximately $58 million. The maximum loss that could ultimately be paid depends on the timing of the final resolution at the judicial level and applicable future interest rates. Based on the Company’s review of the law, the outcome of similar cases at the judicial level and the advice of counsel, the Company has not accrued any costs related to these claims and believes the occurrence of loss is not probable.

Klimes’ challenge was unsuccessful at the first administrative level, and denied at the second administrative level on or about September 24, 2009. On January 5, 2011, the administrative law judges at the third administrative level published a ruling that the VAT applies but significantly reduced the penalty assessed by the taxing authority. With the penalty reduction, the amounts allegedly owed by Klimes are approximately $9.9 million in taxes, approximately $4.9 million in penalties and approximately $19.3 million in interest (as of September 30, 2011 at an exchange rate of 0.547). In late February 2011, Klimes filed a writ of mandamus in the 13th lower public treasury court in São Paulo, State of São Paulo, appealing the administrative court’s decision that the VAT applies. On that same day, Klimes filed a motion for an injunction barring the taxing authority from collecting the tax, penalty and interest while the appeal is pending. The court denied the motion in early April 2011. Klimes filed a motion for reconsideration with the court and also appealed that ruling to the São Paulo State Higher Court, which affirmed in late April 2011. On June 20, 2011, the 13th lower public treasury court in São Paulo reconsidered its prior ruling and granted Klimes an injunction suspending any collection effort by the taxing authority until a decision on the merits is obtained at the first judicial level. On August 8, 2011, Brazil’s National Council of Fiscal Policy (CONFAZ) published a rule authorizing sixteen states, including the State of São Paulo, to reduce the principal amount of VAT allegedly owed for communications services; the rule also authorizes the states to reduce or waive related interest and penalties. The State of São Paulo ratified the amnesty in late August 2011. However, it is not required to reduce the principal amount of VAT or waive the payment of penalties and interest. In late 2011 or early 2012, the Company expects the São Paulo state legislature to pass legislation setting forth the precise terms of the amnesty. Based on the uncertainty of any amnesty terms that may be offered, the Company does not know whether the offered terms will be acceptable. Accordingly, the Company continues to vigorously pursue its appeal in the 13th lower public treasury court. At September 30, 2011, the range of reasonably possible loss is from zero to approximately $34 million. The maximum loss that could ultimately be paid depends on the timing of the final resolution at the judicial level and applicable future interest rates. Based on the Company’s review of the law, the outcome of similar cases at the judicial level and the advice of counsel, the Company has not accrued any costs related to these claims and believes the occurrence of loss is not probable.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

At September 30, 2011, Clear Channel guaranteed $39.7 million of credit lines provided to certain of its international subsidiaries by a major international bank. Most of these credit lines related to intraday overdraft facilities covering participants in Clear Channel’s European cash management pool. As of September 30, 2011, no amounts were outstanding under these agreements.

As of September 30, 2011, Clear Channel had outstanding commercial standby letters of credit and surety bonds of $136.9 million and $49.3 million, respectively. Letters of credit in the amount of $9.1 million are collateral in support of surety bonds and these amounts would only be drawn under the letter of credit in the event the associated surety bonds were funded and Clear Channel did not honor its reimbursement obligation to the issuers. These letters of credit and surety bonds relate to various operational matters including insurance, bid, and performance bonds as well as other items.

As of September 30, 2011, Clear Channel had outstanding bank guarantees of $58.3 million. Bank guarantees in the amount of $4.3 million are backed by cash collateral.

NOTE 7 — CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

CCMH is a party to a management agreement with certain affiliates of Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018. These agreements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses. For the three months ended September 30, 2011 and 2010, the Company recognized management fees of $3.8 million in each period and reimbursable expenses of $0.7 million for the three months ended September 30, 2010. For the nine months ended September 30, 2011 and 2010, the Company recognized management fees of $11.3 million in each period and reimbursable expenses of $0.6 million and $1.7 million, respectively.

On August 9, 2010, Clear Channel announced that its board of directors approved a stock purchase program under which Clear Channel or its subsidiaries may purchase up to an aggregate of $100 million of the Class A common stock of CCMH and/or the Class A common stock of CCOH. The stock purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at Clear Channel’s discretion. During the third quarter of 2011, CC Finco purchased 998,250 shares of CCOH’s Class A common stock through open market purchases for approximately $10.7 million.

NOTE 8 — EQUITY AND COMPREHENSIVE INCOME (LOSS)

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity. The following table shows the changes in equity attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2011	$(7,695,606)	$490,920	$(7,204,686)
Net income (loss)	(259,067)	22,438	(236,629)
Foreign currency translation adjustments	(27,810)	1,731	(26,079)
Unrealized holding loss on marketable securities	(6,776)	(513)	(7,289)
Unrealized holding gain on cash flow derivatives	22,791	—	22,791
Reclassification adjustment	18	216	234
Other - net	(940)	(3,429)	(4,369)

Balances at September 30, 2011	$(7,967,390)	$511,363	$(7,456,027)

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2010	$(7,300,386)	$455,648	$(6,844,738)
Net income (loss)	(416,423)	9,197	(407,226)
Foreign currency translation adjustments	9,748	3,128	12,876
Unrealized holding gain (loss) on marketable securities	9,830	(613)	9,217
Unrealized holding loss on cash flow derivatives	(7,617)	—	(7,617)
Reclassification adjustment	1,414	10	1,424
Other - net	11,924	4,544	16,468

Balances at September 30, 2010	$(7,691,510)	$471,914	$(7,219,596)

The Company does not have any compensation plans under which it grants awards to employees. CCMH and CCOH have granted options to purchase shares of their Class A common stock to certain key individuals. CCMH completed a voluntary stock option exchange program on March 21, 2011 and exchanged 2.5 million stock options granted under the Clear Channel 2008 Executive Incentive Plan for 1.3 million replacement stock options with a lower exercise price and different service and performance vesting conditions. The Company accounted for the exchange program as a modification of the existing awards under ASC 718 and will recognize incremental compensation expense of approximately $1.0 million over the service period of the new awards.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 9 — SEGMENT DATA

The Company’s reportable operating segments, which it believes best reflect how the Company is currently managed, are Radio, Americas outdoor advertising and International outdoor advertising. Revenue and expenses earned and charged between segments are recorded at fair value and eliminated in consolidation. The Radio segment provides media and entertainment services through broadcast and digital delivery, digital media and the operation of various radio networks. The Americas outdoor advertising segment consists of operations primarily in the United States, Canada and Latin America. The International outdoor segment primarily includes operations in Europe, Asia and Australia. The Americas outdoor and International outdoor display inventory consists primarily of billboards, street furniture displays and transit displays. The Other category includes the Company’s media representation firm as well as other general support services and initiatives which are ancillary to the Company’s other businesses. Corporate includes infrastructure and support including information technology, human resources, legal, finance and administrative functions of each of the Company’s operating segments, as well as overall executive, administrative and support functions. Share-based compensation expense is recorded by each segment in direct operating and selling, general and administrative expenses.

The following table presents the Company’s operating segment results for the three and nine months ended September 30, 2011 and 2010.

(In thousands)	Radio	Americas Outdoor Advertising	International Outdoor Advertising	Other	Corporate and other reconciling items	Eliminations	Consolidated

Three Months Ended September 30, 2011
Revenue	$798,474	$347,344	$401,106	$60,195	$—	$(23,767)	$1,583,352
Direct operating expenses	231,713	152,631	255,501	7,171	—	(10,953)	636,063
Selling, general and administrative expenses	265,137	57,780	74,135	36,022	—	(12,814)	420,260
Depreciation and amortization	68,176	62,809	52,125	12,052	2,370	—	197,532
Corporate expenses	—	—	—	—	54,247	—	54,247
Other operating expense - net	—	—	—	—	(6,490)	—	(6,490)

Operating income (loss)	$233,448	$74,124	$19,345	$4,950	$(63,107)	$—	$268,760

Intersegment revenues	$7,109	$1,084	$—	$15,574	$—	$—	$23,767
Capital expenditures	$15,595	$19,177	$41,193	$—	$3,464	$—	$79,429
Share-based compensation expense	$1,034	$1,903	$792	$—	$2,523	$—	$6,252

Three Months Ended September 30, 2010
Revenue	$743,034	$333,269	$361,817	$61,849	$—	$(22,622)	$1,477,347
Direct operating expenses	202,771	143,940	236,679	6,670	—	(10,962)	579,098
Selling, general and administrative expenses	240,668	51,750	63,474	38,765	—	(11,660)	382,997
Depreciation and amortization	64,657	53,139	50,694	13,139	2,450	—	184,079
Corporate expenses	—	—	—	—	80,518	—	80,518
Other operating expense - net	—	—	—	—	(29,559)	—	(29,559)

Operating income (loss)	$234,938	$84,440	$10,970	$3,275	$(112,527)	$—	$221,096

Intersegment revenues	$7,259	$865	$—	$14,498	$—	$—	$22,622
Capital expenditures	$10,515	$30,689	$21,869	$—	$2,923	$—	$65,996
Share-based compensation expense	$1,746	$2,207	$658	$—	$3,732	$—	$8,343

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Radio	Americas Outdoor Advertising	International Outdoor Advertising	Other	Corporate and other reconciling items	Eliminations	Consolidated
Nine Months Ended September 30, 2011
Revenue	$2,219,695	$977,433	$1,210,439	$170,630	$—	$(69,633)	$4,508,564
Direct operating expenses	639,275	445,615	769,369	21,341	—	(35,015)	1,840,585
Selling, general and administrative expenses	749,413	167,379	230,653	110,141	—	(34,618)	1,222,968
Depreciation and amortization	201,665	166,859	156,005	38,146	8,209	—	570,884
Corporate expenses	—	—	—	—	163,080	—	163,080
Other operating income - net	—	—	—	—	13,453	—	13,453

Operating income (loss)	$629,342	$197,580	$54,412	$1,002	$(157,836)	$—	$724,500

Intersegment revenues	$23,620	$2,772	$—	$43,241	$—	$—	$69,633
Capital expenditures	$45,453	$87,875	$78,269	$—	$8,283	$—	$219,880
Share-based compensation expense	$3,470	$5,745	$2,396	$—	$2,670	$—	$14,281

Nine Months Ended September 30, 2010
Revenue	$2,114,971	$928,015	$1,077,246	$176,668	$—	$(65,766)	$4,231,134
Direct operating expenses	605,425	427,546	717,843	20,578	—	(32,164)	1,739,228
Selling, general and administrative expenses	706,478	160,302	196,971	116,914	—	(33,602)	1,147,063
Depreciation and amortization	192,401	158,319	152,522	39,660	6,689	—	549,591
Corporate expenses	—	—	—	—	209,123	—	209,123
Other operating expense - net	—	—	—	—	(22,523)	—	(22,523)

Operating income (loss)	$610,667	$181,848	$9,910	$(484)	$(238,335)	$—	$563,606

Intersegment revenues	$21,056	$2,712	$—	$41,998	$—	—	$65,766
Capital expenditures	$21,617	$70,615	$68,659	$—	$8,514	$—	$169,405
Share-based compensation expense	$5,252	$6,553	$1,953	$—	$11,209	$—	$24,967

NOTE 10 – SUBSEQUENT EVENTS

On October 14, 2011, Clear Channel Hillenaar BV, a subsidiary of the Company, acquired Brouwer & Partners, a street furniture business in Holland, for $12.5 million.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 11 – GUARANTOR SUBSIDIARIES

The Company and certain of Clear Channel’s direct and indirect wholly-owned domestic subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guaranteed on a joint and several basis certain of Clear Channel’s outstanding indebtedness. The following consolidating schedules present financial information on a combined basis in conformity with the SEC’s Regulation S-X Rule 3-10(d):

(In thousands)	September 30, 2011
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$1	$305,135	$860,245	$—	$1,165,381
Accounts receivable, net	—	—	679,306	702,963	—	1,382,269
Intercompany receivables (1)	25,863	5,574,239	94,987	—	(5,695,089)	—
Other current assets	4,770	45,885	106,190	270,034	(50,937)	375,942

Total Current Assets	30,633	5,620,125	1,185,618	1,833,242	(5,746,026)	2,923,592
Property, plant and equipment, net	—	—	824,920	2,212,295	—	3,037,215
Definite-lived intangibles, net	—	—	1,442,642	645,420	—	2,088,062
Indefinite-lived intangibles	—	—	2,411,602	1,113,562	—	3,525,164
Goodwill	—	—	3,321,329	863,244	—	4,184,573
Intercompany notes receivable	—	212,000	—	—	(212,000)	—
Long-term intercompany receivable	—	—	—	541,356	(541,356)	—
Investment in subsidiaries	(8,336,138)	5,038,383	2,820,667	—	477,088	—
Other assets	—	179,247	224,138	873,699	(526,744)	750,340

Total Assets	$(8,305,505)	$11,049,755	$12,230,916	$8,082,818	$(6,549,038)	$16,508,946

Accounts payable and accrued expenses	$(773)	$(70,410)	$308,444	$606,197	$—	$843,458
Accrued interest	—	85,224	—	1,856	(11,315)	75,765
Intercompany payable (1)	—	—	5,600,102	94,987	(5,695,089)	—
Current portion of long-term debt	—	236,159	1,313	47,606	—	285,078
Deferred income	—	—	57,901	130,118	—	188,019

Total Current Liabilities	(773)	250,973	5,967,760	880,764	(5,706,404)	1,392,320
Long-term debt	—	18,271,771	3,981	2,501,229	(882,258)	19,894,723
Long-term intercompany payable	—	541,356	—	—	(541,356)	—
Intercompany long-term debt	—	—	212,000	—	(212,000)	—
Deferred income taxes	(13,509)	99,879	1,026,973	844,209	473	1,958,025
Other long-term liabilities	—	221,914	220,325	277,666	—	719,905
Total member’s interest (deficit)	(8,291,223)	(8,336,138)	4,799,877	3,578,950	792,507	(7,456,027)

Total Liabilities and Member’s Interest (Deficit)	$(8,305,505)	$11,049,755	$12,230,916	$8,082,818	$(6,549,038)	$16,508,946

(1)	The intercompany payable balance includes approximately $7.3 billion of designated amounts of borrowings under the senior secured credit facilities by certain Guarantor Subsidiaries that are Co-Borrowers and primary obligors thereunder with respect to these amounts. These amounts were incurred by the Co-Borrowers at the time of the closing of the merger, but were funded and will be repaid through accounts of the Subsidiary Issuer. The intercompany receivables balance includes the amount of such borrowings, which are required to be repaid to the lenders under the senior secured credit facilities by the Guarantor Subsidiaries as Co-Borrowers and primary obligors thereunder.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	December 31, 2010
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$1	$1,220,362	$700,563	$—	$1,920,926
Accounts receivable, net	—	—	636,970	736,910	—	1,373,880
Intercompany receivables (1)	28,826	6,910,565	53,162	—	(6,992,553)	—
Other current assets	1,827	42,480	77,598	358,082	(171,620)	308,367

Total Current Assets	30,653	6,953,046	1,988,092	1,795,555	(7,164,173)	3,603,173
Property, plant and equipment, net	—	—	846,459	2,299,095	—	3,145,554
Definite-lived intangibles, net	—	—	1,572,829	715,320	—	2,288,149
Indefinite-lived intangibles	—	—	2,423,828	1,114,413	—	3,538,241
Goodwill	—	—	3,253,330	865,996	—	4,119,326
Intercompany notes receivable	—	212,000	—	—	(212,000)	—
Long-term intercompany receivable	—	—	—	383,778	(383,778)	—
Investment in subsidiaries	(8,120,253)	4,515,224	2,821,678	—	783,351	—
Other assets	—	178,550	225,064	800,818	(438,493)	765,939

Total Assets	$(8,089,600)	$11,858,820	$13,131,280	$7,974,975	$(7,415,093)	$17,460,382

Accounts payable and accrued expenses	$(941)	$(87,577)	$400,449	$644,936	$—	$956,867
Accrued interest	—	151,465	—	1,157	(31,423)	121,199
Intercompany payable (1)	—	—	6,939,391	53,162	(6,992,553)	—
Current portion of long-term debt	—	826,059	—	41,676	—	867,735
Deferred income	—	—	49,423	103,355	—	152,778

Total Current Liabilities	(941)	889,947	7,389,263	844,286	(7,023,976)	2,098,579
Long-term debt	—	18,172,562	4,000	2,522,133	(959,078)	19,739,617
Long-term intercompany payable	—	383,778	—	—	(383,778)	—
Intercompany long-term debt	—	—	212,000	—	(212,000)	—
Deferred income taxes	(12,665)	269,578	927,685	865,598	—	2,050,196
Other long-term liabilities	—	263,208	261,434	252,034	—	776,676
Total member’s interest (deficit)	(8,075,994)	(8,120,253)	4,336,898	3,490,924	1,163,739	(7,204,686)

Total Liabilities and Member’s Interest (Deficit)	$(8,089,600)	$11,858,820	$13,131,280	$7,974,975	$(7,415,093)	$17,460,382

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

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Three Months Ended September 30, 2011
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$832,949	$755,472	$(5,069)	$1,583,352
Operating expenses:
Direct operating expenses	—	—	227,360	412,677	(3,974)	636,063
Selling, general and administrative expenses	—	—	288,116	133,239	(1,095)	420,260
Corporate expenses	2,599	—	29,313	22,335	—	54,247
Depreciation and amortization	—	—	82,266	115,266	—	197,532
Other operating income (expense) – net	—	—	(6,527)	37	—	(6,490)

Operating income (loss)	(2,599)	—	199,367	71,992	—	268,760
Interest expense – net	2	343,039	(1,024)	13,109	14,107	369,233
Equity in earnings (loss) of nonconsolidated affiliates	(62,574)	153,264	9,327	5,242	(100,049)	5,210
Other income (expense) – net	—	(1)	(252)	3,286	4,274	7,307

Income (loss) before income taxes	(65,175)	(189,776)	209,466	67,411	(109,882)	(87,956)
Income tax benefit (expense)	952	127,202	(78,831)	(28,658)	—	20,665

Consolidated net income (loss)	(64,223)	(62,574)	130,635	38,753	(109,882)	(67,291)
Less amount attributable to noncontrolling interest	—	—	192	6,573	—	6,765

Net income (loss) attributable to the Company	$(64,223)	$(62,574)	$130,443	$32,180	$(109,882)	$(74,056)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	625	(102,576)	—	(101,951)
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	—	—	(16,319)	(5,771)	792	(21,298)
Unrealized holding gain on cash flow derivatives	—	10,848	—	—	—	10,848
Reclassification adjustment	—	—	—	86	—	86
Equity in subsidiary comprehensive income (loss)	(101,219)	(112,067)	(106,201)	—	319,487	—

Comprehensive income (loss)	(165,442)	(163,793)	8,548	(76,081)	210,397	(186,371)
Less amount attributable to noncontrolling interest	—	—	(10,620)	(1,268)	189	(11,699)

Comprehensive income (loss) attributable to the Company	$(165,442)	$(163,793)	$19,168	$(74,813)	$210,208	$(174,672)

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Three Months Ended September 30, 2010
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$776,705	$701,815	$(1,173)	$1,477,347
Operating expenses:
Direct operating expenses	—	—	197,340	382,066	(308)	579,098
Selling, general and administrative expenses	—	—	264,364	119,498	(865)	382,997
Corporate expenses	2,984	9	51,328	26,197	—	80,518
Depreciation and amortization	—	—	79,865	104,214	—	184,079
Other operating expense – net	—	—	(1,887)	(27,672)	—	(29,559)

Operating income (loss)	(2,984)	(9)	181,921	42,168	—	221,096
Interest expense – net	4	361,665	(2,205)	8,103	21,630	389,197
Equity in earnings (loss) of nonconsolidated affiliates	(131,162)	95,200	(35,633)	3,021	71,568	2,994
Other expense – net	—	—	(1,574)	(4,126)	—	(5,700)

Income (loss) before income taxes	(134,150)	(266,474)	146,919	32,960	49,938	(170,807)
Income tax benefit (expense)	1,095	135,312	(80,043)	(35,949)	—	20,415

Consolidated net income (loss)	(133,055)	(131,162)	66,876	(2,989)	49,938	(150,392)
Less amount attributable to noncontrolling interest	—	—	1,281	3,012	—	4,293

Net income (loss) attributable to the Company	$(133,055)	$(131,162)	$65,595	$(6,001)	$49,938	$(154,685)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(232)	126,780	—	126,548
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	—	—	6,079	(395)	—	5,684
Unrealized holding gain on cash flow derivatives	—	529	—	—	—	529
Reclassification adjustment	—	—	—	2,565	—	2,565
Equity in subsidiary comprehensive income (loss)	116,562	116,033	121,908	—	(354,503)	—

Comprehensive income (loss)	(16,493)	(14,600)	193,350	122,949	(304,565)	(19,359)
Less amount attributable to noncontrolling interest	—	—	11,723	7,041	—	18,764

Comprehensive income (loss) attributable to the Company	$(16,493)	$(14,600)	$181,627	$115,908	$(304,565)	$(38,123)

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Nine Months Ended September 30, 2011
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$2,285,970	$2,237,046	$(14,452)	$4,508,564
Operating expenses:
Direct operating expenses	—	—	609,756	1,235,725	(4,896)	1,840,585
Selling, general and administrative expenses	—	—	812,348	420,176	(9,556)	1,222,968
Corporate expenses	8,209	—	87,515	67,356	—	163,080
Depreciation and amortization	—	—	244,380	326,504	—	570,884
Other operating income – net	—	—	4,314	9,139	—	13,453

Operating income (loss)	(8,209)	—	536,285	196,424	—	724,500
Interest expense – net	13	1,020,220	(3,697)	22,603	58,710	1,097,849
Equity in earnings (loss) of nonconsolidated affiliates	(199,417)	440,734	30,020	13,478	(271,359)	13,456
Other income (expense) – net	—	(5,721)	(614)	2,815	4,274	754

Income (loss) before income taxes	(207,639)	(585,207)	569,388	190,114	(325,795)	(359,139)
Income tax benefit (expense)	3,008	385,790	(200,507)	(65,781)	—	122,510

Consolidated net income (loss)	(204,631)	(199,417)	368,881	124,333	(325,795)	(236,629)
Less amount attributable to noncontrolling interest	—	—	9,199	13,239	—	22,438

Net income (loss) attributable to the Company	$(204,631)	$(199,417)	$359,682	$111,094	$(325,795)	$(259,067)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	677	(26,756)	—	(26,079)
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	—	—	(2,830)	(5,251)	792	(7,289)
Unrealized holding gain on cash flow derivatives	—	22,791	—	—	—	22,791
Reclassification adjustment	—	—	—	234	—	234
Equity in subsidiary comprehensive income (loss)	(12,380)	(35,171)	(35,847)	—	83,398	—

Comprehensive income (loss)	(217,011)	(211,797)	321,682	79,321	(241,605)	(269,410)
Less amount attributable to noncontrolling interest	—	—	(3,621)	4,866	189	1,434

Comprehensive income (loss) attributable to the Company	$(217,011)	$(211,797)	$325,303	$74,455	$(241,794)	$(270,844)

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Nine Months Ended September 30, 2010
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$2,209,893	$2,024,822	$(3,581)	$4,231,134

Operating expenses:
Direct operating expenses	—	—	590,822	1,149,275	(869)	1,739,228
Selling, general and administrative expenses	—	—	779,652	370,123	(2,712)	1,147,063
Corporate expenses	9,417	17	128,963	70,726	—	209,123
Depreciation and amortization	—	—	237,614	311,977	—	549,591
Other operating income (expense) –net	—	—	2,411	(24,934)	—	(22,523)

Operating income (loss)	(9,417)	(17)	475,253	97,787	—	563,606
Interest expense – net	13	1,068,827	2,046	35,702	53,983	1,160,571
Equity in earnings (loss) of nonconsolidated affiliates	(416,757)	252,220	(86,381)	8,651	250,879	8,612
Other income (expense) – net	—	—	(2,135)	(6,606)	60,289	51,548

Income (loss) before income taxes	(426,187)	(816,624)	384,691	64,130	257,185	(536,805)
Income tax benefit (expense)	3,458	399,867	(213,927)	(59,819)	—	129,579

Consolidated net income (loss)	(422,729)	(416,757)	170,764	4,311	257,185	(407,226)
Less amount attributable to noncontrolling interest	—	—	559	8,638	—	9,197

Net income (loss) attributable to the Company	$(422,729)	$(416,757)	$170,205	$(4,327)	$257,185	$(416,423)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(475)	13,351	—	12,876
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	—	—	14,560	(5,343)	—	9,217
Unrealized holding loss on cash flow derivatives	—	(7,617)	—	—	—	(7,617)
Reclassification adjustment	—	—	—	1,424	—	1,424
Equity in subsidiary comprehensive income (loss)	13,376	20,993	6,124	—	(40,493)	—

Comprehensive income (loss)	(409,353)	(403,381)	190,414	5,105	216,692	(400,523)
Less amount attributable to noncontrolling interest	—	—	(784)	3,308	—	2,524

Comprehensive income (loss) attributable to the Company	$(409,353)	$(403,381)	$191,198	$1,797	$216,692	$(403,047)

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Nine Months Ended September 30, 2011
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(204,631)	$(199,417)	$368,881	$124,333	$(325,795)	$(236,629)

Reconciling items:
Depreciation and amortization	—	—	244,380	326,504	—	570,884
Deferred taxes	(843)	(183,775)	76,627	(14,895)	—	(122,886)
Gain on disposal of operating assets	—	—	(4,314)	(9,139)	—	(13,453)
(Gain) loss on extinguishment of debt	—	5,721	—	—	(4,274)	1,447
Provision for doubtful accounts	—	—	8,195	5,105	—	13,300
Share-based compensation	—	—	6,177	8,104	—	14,281
Equity in (earnings) loss of nonconsolidated affiliates	199,417	(440,734)	(30,020)	(13,478)	271,359	(13,456)
Amortization of deferred financing charges, bond premiums and accretion of note discounts, net	—	169,455	(4,487)	(80,158)	58,709	143,519
Other reconciling items – net	—	—	200	7,248	1	7,449
Changes in operating assets and liabilities:
Decrease in accounts receivable	—	—	1,863	14,728	—	16,591
Increase in deferred income	—	—	7,130	27,048	—	34,178
Decrease in accrued expenses	—	(3,216)	(92,647)	(11,047)	—	(106,910)
Increase (decrease) in accounts payable and other liabilities	—	—	(48,288)	739	—	(47,549)
Increase (decrease) in accrued interest	—	(87,054)	5,391	705	14,716	(66,242)
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	(2,775)	17,976	(43,492)	(30,135)	(14,716)	(73,142)

Net cash provided by (used for) operating activities	(8,832)	(721,044)	495,596	355,662	—	121,382
Cash flows from investing activities:
Proceeds from maturity of Clear Channel notes	—	—	—	167,022	(167,022)	—
Purchases of property, plant and equipment	—	—	(52,295)	(165,841)	—	(218,136)
Purchases of businesses	—	—	(211)	(33,671)	—	(33,882)
Acquisition of operating assets	—	—	(1,113)	(13,239)	—	(14,352)
Proceeds from disposal of assets	—	—	41,381	11,008	—	52,389
Investment in Clear Channel notes	—	—	—	(55,250)	55,250	—
Change in other – net	—	—	67	(9,676)	11,325	1,716

Net cash provided by (used for) investing activities	—	—	(12,171)	(99,647)	(100,447)	(212,265)
Cash flows from financing activities:
Draws on credit facilities	—	55,000	—	—	—	55,000
Payments on credit facilities	—	(956,181)	—	(3,202)	—	(959,383)
Intercompany funding	9,139	1,372,223	(1,399,528)	18,166	—	—
Proceeds from long-term debt	—	1,724,650	1,603	1,560	—	1,727,813
Payments on long-term debt	—	(1,428,051)	(977)	(108,259)	167,022	(1,370,265)
Deferred financing charges	—	(46,597)	—	—	—	(46,597)
Repurchases of long-term debt	—	—	—	—	(55,250)	(55,250)
Change in other – net	(307)	—	250	(4,598)	(11,325)	(15,980)

Net cash provided by (used for) financing activities	8,832	721,044	(1,398,652)	(96,333)	100,447	(664,662)
Net increase (decrease) in cash and cash equivalents	—	—	(915,227)	159,682	—	(755,545)
Cash and cash equivalents at beginning of period	—	1	1,220,362	700,563	—	1,920,926

Cash and cash equivalents at end of period	$—	$1	$305,135	$860,245	$—	$1,165,381

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Nine Months Ended September 30, 2010
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(422,729)	$(416,757)	$170,764	$4,311	$257,185	$(407,226)

Reconciling items:
Depreciation and amortization	—	—	237,614	311,977	—	549,591
Deferred taxes	(1,336)	(205,868)	49,103	(12,785)	—	(170,886)
(Gain) loss on disposal of operating assets	—	—	(2,411)	24,934	—	22,523
Gain on extinguishment of debt	—	—	—	—	(60,289)	(60,289)
Provision for doubtful accounts	—	—	10,066	4,814	—	14,880
Share-based compensation	—	—	16,400	8,567	—	24,967
Equity in (earnings) loss of nonconsolidated affiliates	416,757	(252,220)	86,381	(8,651)	(250,879)	(8,612)
Amortization of deferred financing charges, bond premiums and accretion of note discounts, net	—	187,008	3,162	(84,113)	53,983	160,040
Other reconciling items – net	—	—	(9,005)	18,727	—	9,722
Changes in operating assets and liabilities:
Increase in accounts receivable	—	—	(54,589)	(20,121)	—	(74,710)
Increase (decrease) in deferred income	4,187	382,024	(304,098)	50,196	—	132,309
Decrease in Federal income taxes receivable	—	—	17,318	29,926	—	47,244
Increase (decrease) in accrued expenses		(25)	23,405	28,747		52,127
Increase (decrease) in accounts payable and other liabilities	—	(2,520)	13,750	(6,535)	—	4,695
Increase (decrease) in accrued interest	—	60,064	(25,916)	353	—	34,501
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	(1,035)	75,716	(103,504)	14,489	—	(14,334)

Net cash provided by (used for) operating activities	(4,156)	(172,578)	128,440	364,836	—	316,542
Cash flows from investing activities:
Proceeds from maturity of Clear Channel notes	—	—	—	10,025	(10,025)	—
Investment in Clear Channel notes	—	—	(125,000)	—	125,000	—
Purchases of property, plant and equipment	—	—	(29,988)	(139,417)	—	(169,405)
Acquisition of operating assets, net of cash acquired	—	—	(11,028)	(715)	—	(11,743)
Proceeds from disposal of assets	—	—	14,084	6,466	—	20,550
Dividends from subsidiaries	—	—	35,450	—	(35,450)	—
Change in other – net	—	—	8,242	4,517	(17,500)	(4,741)

Net cash provided by (used for) investing activities	—	—	(108,240)	(119,124)	62,025	(165,339)
Cash flows from financing activities:
Draws on credit facilities	—	156,500	—	3,916	—	160,416
Payments on credit facilities	—	(98,000)	—	(42,254)	—	(140,254)
Intercompany funding	6,521	358,965	(317,133)	(48,353)	—	—
Proceeds from delayed draw term loan facility	—	138,795	—	—	—	138,795
Proceeds from long-term debt	—	—	—	6,844	—	6,844
Payments on long-term debt	—	(383,681)	(4)	(12,425)	27,525	(368,585)
Repurchases of long-term debt	—	—	—	—	(125,000)	(125,000)
Dividends paid	—	—	—	(35,450)	35,450	—
Change in other – net	(2,365)	(1)	—	(4,213)	—	(6,579)

Net cash provided by (used for) financing activities	4,156	172,578	(317,137)	(131,935)	(62,025)	(334,363)

Net increase (decrease) in cash and cash equivalents	—	—	(296,937)	113,777	—	(183,160)

Cash and cash equivalents at beginning of period	—	—	1,258,993	625,001	—	1,883,994

Cash and cash equivalents at end of period	$—	$—	$962,056	$738,778	$—	$1,700,834

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

Format of Presentation

Management’s discussion and analysis of our results of operations and financial condition (“MD&A”) should be read in conjunction with the consolidated financial statements and related footnotes. Our discussion is presented on both a consolidated and segment basis. Our reportable operating segments are Radio, which provides media and entertainment services via broadcast and digital delivery and also includes our national syndication business, Americas outdoor advertising (“Americas outdoor” or “Americas outdoor advertising”) and International outdoor advertising (“International outdoor” or “International outdoor advertising”). Our Americas outdoor and International outdoor segments provide outdoor advertising services in their respective geographic regions using various digital and traditional display types. Included in the “Other” segment are our media representation business, Katz Media, as well as other general support services and initiatives.

We manage our operating segments primarily focusing on their operating income, while Corporate expenses, Other operating income (expense) – net, Interest expense, Equity in earnings of nonconsolidated affiliates, Other income (expense) – net and Income tax benefit are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.

Our Radio business utilizes several key measurements to analyze performance, including average minute rates and minutes sold. Management typically monitors our Americas outdoor and International outdoor advertising businesses by reviewing the average rates, average revenue per display, occupancy and inventory levels of each of our display types by market.

Within our Radio business, we provide streaming audio via the Internet, mobile and other digital platforms which reach national, regional and local audiences. New technologies approved for use in the radio broadcasting industry include the delivery of digital audio broadcasting, which significantly enhances the sound quality of radio broadcasts. Part of our long-term strategy for our Americas outdoor and International outdoor advertising businesses is to pursue the technology of digital displays, including flat screens, LCDs and LEDs, as alternatives to traditional methods of displaying our clients’ advertisements. We are currently installing these technologies in certain markets.

Our advertising revenue for all of our segments is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP, both domestically and internationally. According to the U.S. Department of Commerce, revised U.S. GDP growth for the first and second quarters of 2011 was 0.4% and 1.3%, respectively, and estimated U.S. GDP growth for the third quarter of 2011 was 2.5%. Internationally, our results are impacted by fluctuations in foreign currency exchange rates as well as the economic conditions in the foreign markets in which we have operations.

Executive Summary

The key developments in our business for the three and nine months ended September 30, 2011 are summarized below:

•	Consolidated revenue increased $106.0 million and $277.4 million during the three and nine months ended September 30, 2011, respectively, compared to the same periods of 2010.
•

Radio revenue increased $55.4 million and $104.7 million during the three and nine months ended September 30, 2011, respectively, compared to the same periods of 2010, due primarily to increased traffic revenue resulting from our April 2011 purchase of the traffic business of Westwood One, Inc. (“Westwood One”) to add a complementary traffic operation to our existing traffic business. We also purchased a cloud-based music technology business in the first quarter of 2011 that has enabled us to accelerate the development and growth of the next generation of our iHeartRadio digital products.

•

Americas outdoor revenue increased $14.1 million and $49.4 million during the three and nine months ended September 30, 2011, respectively, compared to the same periods of 2010, driven by revenue growth across our bulletin, airport and shelter displays, particularly digital displays. During the nine months ended September 30, 2011, we deployed 153 digital displays in the United States, compared to 99 in the nine months ended September 30, 2010. We continue to see opportunities to invest in digital displays and expect our digital display deployments will continue throughout 2011.

•

International outdoor revenue increased $39.3 million and $133.2 million during the three and nine months ended September 30, 2011, respectively, compared to the same periods of 2010, primarily as a result of increased street furniture revenues and the effects of movements in foreign exchange. The weakening of the U.S. Dollar throughout the first nine months of 2011 has significantly contributed to revenue growth in our International outdoor advertising business. The revenue increase attributable to movements in foreign exchange was $22.6 million and $76.9 million for the three and nine months ended September 30, 2011, respectively.

•

We issued $1.75 billion aggregate principal amount of 9.0% Priority Guarantee Notes due 2021 during the nine months ended September 30, 2011, consisting of $1.0 billion aggregate principal amount issued in February (the “February 2011 Offering”) and an additional $750.0 million aggregate principal amount issued in June (the “June 2011 Offering”). Proceeds of the February 2011 Offering, along with available cash on hand, were used to repay $500.0 million of our senior secured credit facilities and $692.7 million of our 6.25% senior notes at maturity in March 2011. Please refer to the “Refinancing Transactions” section within this MD&A for further discussion of the offerings, including the use of the proceeds of the June 2011 Offering.

•

During the third quarter of 2011, CC Finco, LLC (“CC Finco”), our indirect wholly-owned subsidiary repurchased $80.0 million aggregate principal amount of our outstanding 5.5% senior notes due 2014 for $57.1 million, including accrued interest, through open market purchases.

•

During the third quarter of 2011, CC Finco purchased 998,250 shares of Clear Channel Outdoor Holdings, Inc.’s (“CCOH”) Class A common stock through open market purchases for approximately $10.7 million.

•

During the first nine months of 2011, we repaid our 4.4% senior notes at maturity for $140.2 million (net of $109.8 million principal amount held by and repaid to one of our subsidiaries), plus accrued interest.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of the three and nine months ended September 30, 2011 to the three and nine months ended September 30, 2010 is as follows:

(In thousands)	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2011	2010		2011	2010
Revenue	$1,583,352	$1,477,347	7%	$4,508,564	$4,231,134	7%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	636,063	579,098	10%	1,840,585	1,739,228	6%
Selling, general and administrative expenses (excludes depreciation and amortization)	420,260	382,997	10%	1,222,968	1,147,063	7%
Corporate expenses (excludes depreciation and amortization)	54,247	80,518	(33%)	163,080	209,123	(22%)
Depreciation and amortization	197,532	184,079	7%	570,884	549,591	4%
Other operating income (expense) – net	(6,490)	(29,559)		13,453	(22,523)

Operating income	268,760	221,096		724,500	563,606
Interest expense	369,233	389,197		1,097,849	1,160,571
Equity in earnings of nonconsolidated affiliates	5,210	2,994		13,456	8,612
Other income (expense) – net	7,307	(5,700)		754	51,548

Loss before income taxes	(87,956)	(170,807)		(359,139)	(536,805)
Income tax benefit	20,665	20,415		122,510	129,579

Consolidated net loss	(67,291)	(150,392)		(236,629)	(407,226)
Less amount attributable to noncontrolling interest	6,765	4,293		22,438	9,197

Net loss attributable to the Company	$(74,056)	$(154,685)		$(259,067)	$(416,423)

Consolidated Revenue

Our consolidated revenue increased $106.0 million during the third quarter of 2011 compared to the same period of 2010. Our Radio revenue increased $55.4 million, driven primarily by a $40.8 million increase due to our Westwood Acquisition. Americas outdoor revenue increased $14.1 million, driven by increases in revenue across bulletin, airport, poster and shelter displays, particularly digital displays, as a result of our continued deployment of new digital displays and increased rates. Our International outdoor revenue increased $39.3 million, primarily from increased street furniture revenue across our markets and a $22.6 million increase from the impact of movements in foreign exchange.

Our consolidated revenue increased $277.4 million during the first nine months of 2011 compared to the same period of 2010. Our Radio revenue increased $104.7 million, driven primarily by a $69.0 million increase due to our Westwood Acquisition and higher advertising revenues primarily as a result of increased rates. Americas outdoor revenue increased $49.4 million, driven by increases in revenue across bulletin, airport and shelter displays, particularly digital displays, as a result of our continued deployment of new digital displays and increased rates. Our International outdoor revenue increased $133.2 million, primarily from increased street furniture revenue across our markets and a $76.9 million increase from the impact of movements in foreign exchange.

Consolidated Direct Operating Expenses

Direct operating expenses increased $57.0 million during the third quarter of 2011 compared to the same period of 2010. Our Radio direct operating expenses increased $28.9 million, primarily due to an increase of $21.3 million related to our Westwood Acquisition and increased spending on digital initiatives. Americas outdoor direct operating expenses increased $8.7 million, primarily due to increased site lease expense associated with higher airport and bulletin revenue, particularly digital, and the increased deployment of digital displays. Direct operating expenses in our International outdoor segment increased $18.8 million, primarily from a $14.9 million increase from movements in foreign exchange.

Direct operating expenses increased $101.4 million during the first nine months of 2011 compared to the same period of 2010. Our Radio direct operating expenses increased $33.9 million, primarily due to an increase of $35.2 million related to our

Westwood Acquisition. Americas outdoor direct operating expenses increased $18.1 million, primarily due to increased site lease expense associated with higher airport and bulletin revenue, particularly digital, and the increased deployment of digital displays. Direct operating expenses in our International outdoor segment increased $51.5 million, primarily from a $50.0 million increase from movements in foreign exchange.

Consolidated Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses increased $37.3 million during the third quarter of 2011 compared to the same period of 2010. Our Radio SG&A expenses increased $24.5 million, primarily due to an increase of $17.8 million related to our Westwood Acquisition and increased expenses related to our digital initiatives. SG&A expenses increased $6.0 million in our Americas outdoor segment, primarily as a result of increased commission expense associated with the increase in revenue. Our International outdoor SG&A expenses increased $10.7 million primarily due to increased selling and marketing expenses associated with the increase in revenue in addition to a $4.3 million increase from movements in foreign exchange.

SG&A expenses increased $75.9 million during the first nine months of 2011 compared to the same period of 2010. Our Radio SG&A expenses increased $42.9 million, primarily due to an increase of $26.6 million related to our Westwood Acquisition and increased expenses related to our digital initiatives. SG&A expenses increased $7.1 million in our Americas outdoor segment, primarily as a result of increased commission expense associated with the increase in revenue. Our International outdoor SG&A expenses increased $33.7 million primarily due to a $15.0 million increase from movements in foreign exchange, a $6.5 million increase related to the unfavorable impact of litigation and increased selling and marketing expenses associated with the increase in revenue.

Corporate Expenses

Corporate expenses decreased $26.3 million during the third quarter of 2011 compared to the same period of 2010, primarily as a result of a decrease in bonus expense due to the timing and amounts recorded under our variable compensation plans, reflecting the impact of prior year over-performance resulting in higher bonus expense in 2010, and decreased expense related to employee benefits. Also contributing to the decline in the current quarter was a $6.0 million decrease in share-based compensation expense related to the shares tendered by Mark P. Mays to CCMH in the third quarter of 2010 pursuant to a put option included in his amended employment agreement.

Corporate expenses decreased $46.0 million during the first nine months of 2011 compared to the same period of 2010, primarily as a result of a decrease in bonus expense due to the timing and amounts recorded under our variable compensation plans and decreased expense related to employee benefits. Also contributing to the decline was a decrease in share-based compensation related to the put option discussed above and the cancellation of an executive’s options, and a decrease in restructuring expenses. Partially offsetting the decreases was an increase in general corporate infrastructure support services and initiatives.

Depreciation and Amortization

Depreciation and amortization increased $13.5 million and $21.3 million during the third quarter and first nine months of 2011, respectively, compared to the same periods of 2010, primarily due to increases in accelerated depreciation and amortization related to the removal of various structures and loss of associated permits, including the removal of traditional billboards in connection with the continued deployment of digital billboards. We also recorded increases in depreciation and amortization related to our Westwood Acquisition. In addition, movements in foreign exchange contributed increases of $2.1 million and $7.8 million for the third quarter and first nine months of 2011, respectively.

Other Operating Income (Expense) – Net

Other operating expense of $6.5 million for the third quarter of 2011 primarily related to losses on the sale and donation of radio stations. Other operating income of $13.5 million for first nine months of 2011 primarily related to a gain on the sale of a tower and proceeds received from condemnations of bulletins.

Other operating expense of $29.6 million and $22.5 million for the third quarter and first nine months of 2010, respectively, primarily related to a $23.6 million non-cash charge recorded as of September 30, 2010 as a result of the transfer of our subsidiary’s interest in its Branded Cities business, and a $3.7 million loss on the sale of our outdoor advertising business in India.

Interest Expense

Interest expense decreased $20.0 million and $62.7 million during the third quarter and first nine months of 2011, respectively, compared to the same periods of 2010. Higher interest expense associated with the 2011 issuances of 9.0% Priority

Guarantee Notes was offset by decreased expense on term loan facilities due to the prepayment of $500.0 million of our senior secured credit facilities made in connection with the February 2011 Offering and the paydown of our receivables-based credit facility made prior to, and in connection with, the June 2011 Offering. Also contributing to the decline in interest expense was the timing of repurchases and repayments at maturity of certain of our senior notes. Our weighted average cost of debt during the three and nine months ended September 30, 2011 was 6.2% and 6.0%, respectively, compared to 6.2% and 6.3% for the three and nine month periods ended September 30, 2010, respectively.

Other Income (Expense) – Net

Other income of $7.3 million for the third quarter of 2011 primarily related to an aggregate gain of $4.3 million on the repurchase of our 5.5% senior notes due 2014 and foreign exchange gains on short term intercompany accounts. Please refer to the “Debt Repurchases, Maturities and Other” section within this MD&A for additional discussion of the repurchase. Other income was relatively flat for the first nine months of 2011. The accelerated expensing of $5.7 million of loan fees upon the prepayment of $500.0 million of our senior secured credit facilities in connection with the February 2011 Offering described elsewhere in this MD&A was offset by a $4.3 million gain on the repurchase of debt discussed above and foreign exchange gains on short term intercompany accounts.

Other income of $51.5 million for the first nine months of 2010 primarily related to an aggregate gain of $60.3 million on the repurchase of our senior toggle notes. Please refer to the “Debt Repurchases, Maturities and Other” section within this MD&A for additional discussion of the repurchase.

Income Tax Benefit

Our effective tax rate for the third quarter and first nine months of 2011 was 23.5% and 34.1%, respectively. Our effective tax rate for the three months ended September 30, 2011 was primarily impacted by increases in tax expense attributable to the write-off of deferred tax assets in excess of the tax benefits realized upon the vesting of certain equity awards, an increase in unrecognized tax benefits and our inability to record the tax benefit of losses in certain foreign jurisdictions. Our effective tax rate for the nine months ended September 30, 2011 was primarily impacted by our settlement of U.S. Federal and state tax examinations during the period. Pursuant to the settlements, we recorded a reduction to income tax expense of approximately $10.6 million to reflect the net tax benefits of the settlements. In addition, the effective tax rate for the nine months ended September 30, 2011 was impacted by our ability to benefit from certain tax loss carryforwards in foreign jurisdictions due to increased taxable income during 2011, where the losses previously did not provide a benefit. The effects of these items were partially offset by the items mentioned above related to the three months ended September 30, 2011.

Our effective tax rate for the third quarter and first nine months of 2010 was 11.9% and 24.1%, respectively. The effective rates for the 2010 periods were impacted primarily as a result of our inability to benefit from tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years. In addition, during the three months ended September 30, 2010, we recorded a valuation allowance of $13.4 million against deferred tax assets in foreign jurisdictions due to the uncertainty of our ability to realize those assets in future periods.

Radio Results of Operations

Our radio operating results were as follows:

(In thousands)	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2011	2010		2011	2010
Revenue	$798,474	$743,034	7%	$2,219,695	$2,114,971	5%
Direct operating expenses	231,713	202,771	14%	639,275	605,425	6%
SG&A expenses	265,137	240,668	10%	749,413	706,478	6%
Depreciation and amortization	68,176	64,657	5%	201,665	192,401	5%

Operating income	$233,448	$234,938		$629,342	$610,667

Three Months

Radio revenue increased $55.4 million during the third quarter of 2011 compared to the same period of 2010, primarily driven by a $40.8 million increase due to our Westwood Acquisition. National advertising revenues increased $12.5 million on improved average rates per minute, with revenue growth across various categories such as restaurants, automotive and utilities. Revenue from our digital radio services also increased as a result of increased volume and revenues related to our iHeartRadio Music Festival.

Direct operating expenses increased $28.9 million, primarily due to an increase of $21.3 million from our Westwood Acquisition and increased spending related to our iHeartRadio Player and iHeartRadio Music Festival, and other digital initiatives. SG&A expenses increased $24.5 million, primarily as a result of a $17.8 million increase related to our Westwood Acquisition and increased expenses related to our digital initiatives.

Depreciation and amortization increased $3.5 million, primarily due to our Westwood Acquisition.

Nine Months

Radio revenue increased $104.7 million during the first nine months of 2011 compared to the same period of 2010, primarily driven by a $69.0 million increase due to our Westwood Acquisition. We experienced increases in both national and local advertising on improved average rates per minute. Increases in advertising occurred across various markets and advertising categories including automotive, financial services and restaurants. Revenue from our digital radio services also increased as a result of improved rates, increased volume and revenues related to our iHeartRadio Music Festival.

Direct operating expenses increased $33.9 million during the first nine months of 2011 compared to the same period of 2010, primarily due to an increase of $35.2 million from our Westwood Acquisition and increased spending related to our digital initiatives, including our iHeartRadio Player and iHeartRadio Music Festival, partially offset by a $7.3 million decline in restructuring expenses. SG&A expenses increased $42.9 million, primarily due to an increase of $26.6 million related to our Westwood Acquisition and increased expenses related to our digital initiatives.

Depreciation and amortization increased $9.3 million, primarily due to our Westwood Acquisition.

Americas Outdoor Advertising Results of Operations

Our Americas outdoor advertising operating results were as follows:

(In thousands)	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2011	2010		2011	2010
Revenue	$347,344	$333,269	4%	$977,433	$928,015	5%
Direct operating expenses	152,631	143,940	6%	445,615	427,546	4%
SG&A expenses	57,780	51,750	12%	167,379	160,302	4%
Depreciation and amortization	62,809	53,139	18%	166,859	158,319	5%

Operating income	$74,124	$84,440		$197,580	$181,848

Three Months

Our Americas outdoor revenue increased $14.1 million during the third quarter of 2011 compared to the same period of 2010, driven by revenue increases across our bulletin, airport, poster and shelter displays, and particularly digital displays. Bulletin revenues increased due to digital growth driven by the increased number of digital displays, in addition to increased rates. Airport, poster and shelter revenues increased primarily on higher average rates.

Direct operating expenses increased $8.7 million, primarily due to increased site lease expense associated with higher airport and bulletin revenue, particularly digital, and the increased deployment of digital displays. SG&A expenses increased $6.0 million, primarily as a result of increased commission expense associated with the increase in revenue.

Depreciation and amortization increased $9.7 million, primarily due to increases in accelerated depreciation and amortization related to the removal of various structures and loss of associated permits, including the removal of traditional billboards in connection with the continued deployment of digital billboards.

Nine Months

Our Americas outdoor revenue increased $49.4 million during the first nine months of 2011 compared to the same period of 2010, driven by revenue increases across our bulletin, airport and shelter displays, and particularly digital displays. Bulletin revenues increased primarily due to digital growth driven by the increased number of digital displays, in addition to increased rates. Airport and shelter revenues increased on higher average rates.

Direct operating expenses increased $18.1 million, primarily due to increased site lease expense associated with higher airport and bulletin revenue, particularly digital, and the increased deployment of digital displays. We also experienced an increase in expenses related to structure maintenance and electricity for new digital bulletins as well as existing displays. SG&A expenses increased $7.1 million, primarily as a result of increased commission expense associated with the increase in revenue.

Depreciation and amortization increased $8.5 million, primarily due to increases in accelerated depreciation related to the removal of various structures, including the removal of traditional billboards in connection with the continued deployment of digital billboards.

International Outdoor Advertising Results of Operations

Our International outdoor operating results were as follows:

(In thousands)	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2011	2010		2011	2010
Revenue	$401,106	$361,817	11%	$1,210,439	$1,077,246	12%
Direct operating expenses	255,501	236,679	8%	769,369	717,843	7%
SG&A expenses	74,135	63,474	17%	230,653	196,971	17%
Depreciation and amortization	52,125	50,694	3%	156,005	152,522	2%

Operating income	$19,345	$10,970		$54,412	$9,910

Three Months

International outdoor revenue increased $39.3 million during the third quarter of 2011 compared to the same period of 2010, primarily as a result of increased street furniture revenue across most of our markets, particularly China, attributable to improved yields and additional displays. Billboard and street furniture revenues increased in France, primarily due to increased national and local sales, while Switzerland billboard revenues increased primarily due to improved rates. In addition, foreign exchange movements resulted in a $22.6 million increase in revenue.

Direct operating expenses increased $18.8 million, primarily attributable to a $14.9 million increase from movements in foreign exchange and increased site lease expense associated with the increase in revenue. SG&A expenses increased $10.7 million primarily due to increased selling and marketing expenses associated with the increase in revenue and a $4.3 million increase from movements in foreign exchange.

Nine Months

International outdoor revenue increased $133.2 million during the first nine months of 2011 compared to the first nine months of 2010, partially as a result of increased street furniture revenue across most of our markets. Improved yields and additional displays contributed to the revenue increase in China while a new contract drove the revenue increase in Sweden. Foreign exchange movements resulted in a $76.9 million increase in revenue.

Direct operating expenses increased $51.5 million, attributable to a $50.0 million increase from movements in foreign exchange. In addition, a $7.2 million increase in site lease expense associated with the increase in revenue was partially offset by a decline in restructuring expenses. SG&A expenses increased $33.7 million primarily due to a $15.0 million increase from movements in foreign exchange, a $6.5 million increase related to the unfavorable impact of litigation and higher selling expenses associated with the increase in revenue.

Reconciliation of Segment Operating Income (Loss) to Consolidated Operating Income

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Radio	$233,448	$234,938	$629,342	$610,667
Americas outdoor advertising	74,124	84,440	197,580	181,848
International outdoor advertising	19,345	10,970	54,412	9,910
Other	4,950	3,275	1,002	(484)
Other operating income (expense) – net	(6,490)	(29,559)	13,453	(22,523)
Corporate expenses[1]	(56,617)	(82,968)	(171,289)	(215,812)

Consolidated operating income	$268,760	$221,096	$724,500	$563,606

[1]	Corporate expenses include expenses related to Radio, Americas outdoor, International outdoor and our Other segment, as well as overall executive, administrative and support functions.

Share-Based Compensation Expense

We do not have any compensation plans under which we grant stock awards to employees. Our employees receive equity awards from CC Media Holdings, Inc.’s (“CCMH”) and CCOH’s equity incentive plans.

The following table presents amounts related to share-based compensation expense for the three and nine months ended September 30, 2011 and 2010, respectively:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Radio	$1,034	$1,746	$3,470	$5,252
Americas outdoor advertising	1,903	2,207	5,745	6,553
International outdoor advertising	792	658	2,396	1,953
Corporate[1]	2,523	3,732	2,670	11,209

Total share-based compensation expense	$6,252	$8,343	$14,281	$24,967

[1]

Included in corporate share-based compensation for the nine months ended September 30, 2011 is a $6.6 million reversal of expense related to the cancellation of a portion of an executive’s stock options.

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

Additionally, we recorded compensation expense of $6.0 million in “Corporate expenses” related to shares tendered by Mark P. Mays to CCMH on August 23, 2010 for purchase at $36.00 per share pursuant to a put option included in his amended employment agreement.

As of September 30, 2011, there was $47.5 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions. This cost is expected to be recognized over approximately two years. In addition, as of September 30, 2011, there was $14.9 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions. This cost will be recognized when it becomes probable that the performance condition will be satisfied.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following discussion highlights our cash flow activities during the nine months ended September 30, 2011 and 2010.

(In thousands)	Nine Months Ended September 30,
	2011	2010
Cash provided by (used for):
Operating activities	$121,382	$316,542
Investing activities	$(212,265)	$(165,339)
Financing activities	$(664,662)	$(334,363)

Operating Activities

Our net loss, adjusted for $601.1 million of non-cash items, provided positive cash flows of $364.5 million during the first nine months of 2011. Our net loss, adjusted for $541.9 million of non-cash items, resulted in positive cash flows of $134.7 million in the first nine months of 2010. Cash provided by operating activities during the nine months ended September 30, 2011 was $121.4 million compared to $316.5 million of cash provided by operating activities during the nine months ended September 30, 2010. Cash generated by higher operating income compared to the prior year period as a result of improved operating performance was offset by the receipt of $132.3 million in U.S. Federal income tax refunds in the first nine months of 2010 and higher variable compensation payments in the first nine months of 2011 associated with our employee incentive programs based on 2010 operating performance.

Non-cash items affecting our net loss include depreciation and amortization, deferred taxes, (gain) loss on disposal of operating assets, (gain) loss on extinguishment of debt, provision for doubtful accounts, share-based compensation, equity in earnings of nonconsolidated affiliates, amortization of deferred financing charges and note discounts – net and other reconciling items – net as presented on the face of the statement of cash flows.

Investing Activities

Cash used for investing activities during the first nine months of 2011 primarily reflected capital expenditures of $218.1 million. We spent $45.5 million for capital expenditures in our Radio segment, $86.1 million in our Americas outdoor segment primarily related to the construction of new digital billboards, and $78.3 million in our International outdoor segment primarily related to new billboard and street furniture contracts and renewals of existing contracts. Cash of $33.9 million paid for purchases of businesses primarily related to our Westwood Acquisition and the cloud-based music technology business we purchased during the first nine months of 2011. In addition, we received proceeds of $52.4 million primarily related to the sale of radio stations, towers and other assets in our Radio, Americas outdoor, and International outdoor segments.

Cash used for investing activities during the first nine months of 2010 primarily reflected capital expenditures of $169.4 million. We spent $21.6 million for capital expenditures in our Radio segment, $70.6 million in our Americas outdoor segment primarily related to the construction of new billboards, and $68.7 million in our International outdoor segment primarily related to new billboard and street furniture contracts and renewals of existing contracts. In addition, we acquired representation contracts for $10.9 million and received proceeds of $20.6 million primarily related to the sale of radio stations and assets in our Americas outdoor and International outdoor segments.

Financing Activities

Cash used for financing activities during the first nine months of 2011 primarily reflected debt issuances in the February 2011 Offering and the June 2011 Offering, and the use of proceeds from the February 2011 Offering, as well as cash on hand, to prepay $500.0 million of our senior secured credit facilities and repay at maturity our 6.25% senior notes that matured in the first nine months of 2011 as discussed in the “Refinancing Transactions” section within this MD&A. We also repaid all outstanding amounts under our receivables based facility prior to, and in connection with, the June 2011 Offering. Cash used for financing activities also included the $95.0 million of pre-existing, intercompany debt owed by acquired Westwood One subsidiaries repaid immediately after the closing of the Westwood Acquisition. We repaid our 4.4% senior notes at maturity in May 2011 for $140.2 million, plus accrued interest, with available cash on hand, and repaid $500.0 million of our revolving credit facility on June 27, 2011. Additionally, CC Finco repurchased $80.0 million aggregate principal amount of our 5.5% senior notes for $57.1 million, including accrued interest, as discussed in the “Debt Repurchases, Maturities and Other” section within this MD&A.

Cash used for financing activities during the first nine months of 2010 included draws and repayments on our credit facilities of $160.4 million and $140.3 million, respectively. Our wholly-owned subsidiary, Clear Channel Investments, Inc. (“CC Investments”), repurchased $185.2 million aggregate principal amount of our senior toggle notes for $125.0 million as discussed in the “Debt Repurchases, Maturities and Other” section within this MD&A. We repaid our remaining 7.65% senior notes upon maturity for $138.8 million with proceeds from our delayed draw term loan facility that was specifically designated for this purpose. In addition, we repaid our remaining 4.50% senior notes upon maturity for $240.0 million with available cash on hand.

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

Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, availability under our revolving credit facility and receivables based facility, as well as cash flow from operations will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next twelve months.

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

SOURCES OF CAPITAL

As of September 30, 2011 and December 31, 2010, we had the following debt outstanding, net of cash and cash equivalents:

(In millions)	September 30, 2011	December 31, 2010

Senior Secured Credit Facilities:
Term Loan Facilities	$10,493.8	$10,885.5
Revolving Credit Facility(1)	1,325.6	1,842.5
Delayed Draw Term Loan Facilities	976.8	1,013.2
Receivables Based Facility(2)	—	384.2
Priority Guarantee Notes	1,750.0	—
Other Secured Subsidiary Debt	7.3	4.7

Total Secured Debt	14,553.5	14,130.1

Senior Cash Pay Notes	796.3	796.3
Senior Toggle Notes	829.8	829.8
Clear Channel Senior Notes	1,998.4	2,911.4
Subsidiary Senior Notes	2,500.0	2,500.0
Other Clear Channel Subsidiary Debt	46.8	63.1
Purchase accounting adjustments and original issue discount	(545.0)	(623.3)

Total Debt	20,179.8	20,607.4
Less: Cash and Cash Equivalents	1,165.4	1,920.9

	$19,014.4	$18,686.5

(1)	We had $535.8 million of availability under the Revolving Credit Facility as of September 30, 2011.
(2)	As of September 30, 2011, we had available under the Receivables Based Facility the lesser of $625 million (the revolving credit commitment) or the borrowing base amount, as defined under the Receivables Based Facility.

We and our subsidiaries have from time to time repurchased certain of our debt obligations and outstanding equity securities of CCOH, and we may in the future, as part of various financing and investment strategies, purchase additional outstanding indebtedness of ours or our subsidiaries or outstanding equity securities of CCOH or CCMH, in tender offers, open market purchases, privately negotiated transactions or otherwise. We may also sell certain assets or properties and use the proceeds to reduce our indebtedness. These purchases or sales, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations. These transactions could also require or result in amendments to the agreements governing outstanding debt obligations or changes in our leverage or other financial ratios, which could have a material positive or negative impact on our ability to comply with the covenants contained in our debt agreements. These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

The senior secured credit facilities require us to comply on a quarterly basis with a financial covenant limiting the ratio of consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA for the preceding four quarters. Our secured debt consists of the senior secured credit facilities, the receivables-based credit facility, the priority guarantee notes and certain other secured subsidiary debt. Our consolidated EBITDA for the preceding four quarters of $1.9 billion is calculated as operating income (loss) before depreciation, amortization, impairment charges and other operating income – net, plus non-cash compensation, and is further adjusted for the following items: (i) an increase of $15.6 million for cash received from nonconsolidated affiliates; (ii) an increase of $36.3 million for non-cash items; (iii) an increase of $28.6 million related to expenses incurred associated with our cost savings program; and (iv) an increase of $36.9 million for various other items. The maximum ratio under this financial covenant is currently set at 9.5:1 and becomes more restrictive over time beginning in the second quarter of 2013. At September 30, 2011, our ratio was 7.1:1.

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

As a result of the prepayment of $500.0 million of indebtedness under our senior secured credit facilities, the scheduled repayment of term loans is revised as set forth below:

(In millions) Year	Tranche A Term Loan Amortization*	Tranche B Term Loan Amortization**	Tranche C Term Loan Amortization**	Delayed Draw 1 Term Loan Amortization**	Delayed Draw 2 Term Loan Amortization**
2012	—	—	$1.0	—	—
2013	$88.5	—	$12.2	—	—
2014	$998.6	—	$7.0	—	—
2015	—	—	$3.4	—	—
2016	—	$8,735.9	$647.2	$568.6	$408.2

Total	$1,087.1	$8,735.9	$670.8	$568.6	$408.2

*	Balance of Tranche A Term Loan is due July 30, 2014
**	Balance of Tranche B Term Loan, Tranche C Term Loan, Delayed Draw 1 Term Loan and Delayed Draw 2 Term Loan are due January 29, 2016

In June 2011, we issued an additional $750.0 million in aggregate principal amount of 9.0% Priority Guarantee Notes due 2021 (the “Additional Notes”) at an issue price of 93.845% of the principal amount of the Additional Notes. Interest on the Additional Notes accrued from February 23, 2011 and accrued interest was paid by the purchaser at the time of delivery of the Additional Notes on June 14, 2011. Of the $703.8 million of proceeds from the issuance of the Additional Notes ($750.0 million aggregate principal amount net of $46.2 million of discount), we used $500 million for general corporate purposes (to replenish cash on hand that we previously used to pay senior notes at maturity on March 15, 2011 and May 15, 2011) and intend to use the remaining $203.8 million to repay at maturity a portion of our 5% senior notes which mature in March 2012.

We capitalized an additional $7.1 million in fees and expenses associated with the offering of the Additional Notes and are amortizing them through interest expense over the life of the Additional Notes.

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

Dispositions

During the first nine months of 2011, we disposed of 13 radio stations for approximately $22.3 million and recorded a loss of $0.3 million in “Other operating income (expense) – net.”

On October 15, 2010, CCOH transferred its interest in its Branded Cities operations to its joint venture partner, The Ellman Companies. The long-lived tangible and intangible assets of the Branded Cities operations were transferred for less than their carrying values in connection with this transaction. In connection with this event, we recorded a non-cash charge in the third quarter of 2010 of approximately $23.6 million in “Other operating income (expense) — net” to present these assets at their estimated fair values as of September 30, 2010.

USES OF CAPITAL

Debt Repurchases, Maturities and Other

During the third quarter of 2011, CC Finco repurchased $80.0 million aggregate principal amount of our outstanding 5.5% senior notes due 2014 for $57.1 million, including accrued interest, through an open market purchase. Notes repurchased by CC Finco are eliminated in consolidation.

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

During the first nine months of 2010, CC Investments repurchased $185.2 million aggregate principal amount of certain of our outstanding senior toggle notes for $125.0 million through an open market purchase. Notes repurchased by CC Investments are eliminated in consolidation.

On July 16, 2010, we made the election to pay interest on the senior toggle notes entirely in cash, effective for the interest period commencing August 1, 2010. Assuming the cash interest election remains in effect for the remaining term of the notes, we will be contractually obligated to make a payment to bondholders of $57.4 million on August 1, 2013.

Additionally, during the first nine months of 2010, we repaid our remaining 7.65% senior notes upon maturity for $138.8 million, including $5.1 million of accrued interest, with proceeds from our delayed draw term loan facility that was specifically designated for this purpose. Also during the first nine months of 2010, we repaid our remaining 4.50% senior notes upon maturity for $240.0 million with available cash on hand.

Acquisitions

On April 29, 2011, we purchased the traffic business of Westwood One for $24.3 million to add a complementary traffic operation to our existing traffic business. Immediately after closing, the acquired subsidiaries repaid pre-existing, intercompany debt owed by the subsidiaries to Westwood One in the amount of $95.0 million. The U.S. Department of Justice has closed its review of this acquisition.

Stock Purchases

On August 9, 2010, we announced that our board of directors approved a stock purchase program under which we or our subsidiaries may purchase up to an aggregate of $100 million of the Class A common stock of CCMH and/or the Class A common stock of CCOH. The stock purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at our discretion. During the third quarter of 2011, CC Finco purchased 998,250 shares of CCOH’s Class A common stock through open market purchases for approximately $10.7 million.

Certain Relationships with the Sponsors

CCMH is party to a management agreement with certain affiliates of Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018. These arrangements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses. For the three months ended September 30, 2011 and 2010, we recognized management fees of $3.8 million in each period and reimbursable expenses of $0.7 million for the three months ended September 30, 2010. For the nine months ended September 30, 2011 and 2010, we recognized management fees of $11.3 million in each period and reimbursable expenses of $0.6 million and $1.7 million, respectively.

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

SEASONALITY

Typically, our Radio, Americas outdoor and International outdoor segments experience their lowest financial performance in the first quarter of the calendar year, with International outdoor historically experiencing a loss from operations in that period. Our Radio and Americas outdoor segments historically experience consistent performance for the remainder of the calendar year. Our International outdoor segment typically experiences its strongest performance in the second and fourth quarters of the calendar year. We expect this trend to continue in the future.

MARKET RISK

We are exposed to market risks arising from changes in market rates and prices, including movements in interest rates, equity security prices and foreign currency exchange rates.

Equity Price Risk

The carrying value of our available-for-sale equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value and comprehensive loss at September 30, 2011 by $12.3 million.

Interest Rate Risk

A significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. At September 30, 2011 we had an interest rate swap agreement with a $2.5 billion notional amount that effectively fixes interest rates on a portion of our floating rate debt at a rate of 4.4%, plus applicable margins, per annum. The fair value of this agreement at September 30, 2011 was a liability of $176.7 million. At September 30, 2011, approximately 50% of our aggregate principal amount of long-term debt, including taking into consideration debt on which we have entered into a pay-fixed-rate-receive-floating-rate swap agreement, bears interest at floating rates.

Assuming the current level of borrowings and interest rate swap contracts and assuming a 30% change in LIBOR, our interest expense for the three and nine months ended September 30, 2011 would have changed by approximately $1.8 million and $5.5 million, respectively.

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

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world. Foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported net income of approximately $8.6 million and $41.8 million for the three and nine months ended September 30, 2011, respectively. We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have increased our net loss for the three and nine months ended September 30, 2011 by approximately $0.9 million and $4.2 million, respectively, and that a 10% decrease in the value of the U.S. dollar relative to foreign currencies would have decreased our net loss by a corresponding amount.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We adopted the provisions of this ASU as of October 1, 2011 and are currently evaluating the impact of adoption.

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
•

certain other factors set forth in Item 1A of Part II of this report and in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2010.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer, who joined us effective October 2, 2011, and our Chief Financial Officer, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On or about July 12, 2006 and April 12, 2007, two of our operating businesses (L&C Outdoor Ltda. (“L&C”) and Publicidad Klimes São Paulo Ltda. (“Klimes”), respectively) in the São Paulo, Brazil market received notices of infraction from the state taxing authority, seeking to impose a value added tax (“VAT”) on such businesses, retroactively for the period from December 31, 2001 through January 31, 2006. The taxing authority contends that these businesses fall within the definition of “communication services” and as such are subject to the VAT.

L&C and Klimes have filed separate petitions to challenge the imposition of this tax. L&C’s challenge was unsuccessful at the first administrative level, but successful at the second administrative level. The state taxing authority filed an appeal to the third and final administrative level, which required consideration by a full panel of 16 administrative law judges. On September 27, 2010, L&C received an unfavorable ruling at this final administrative level, which concluded that the VAT applied. L&C intends to appeal this ruling to the judicial level. In addition, L&C has filed a petition to have the case remanded to the second administrative level for consideration of the reasonableness of the amount of the penalty assessed against it. The amounts allegedly owed by L&C are approximately $8.8 million in taxes, approximately $17.5 million in penalties and approximately $31.6 million in interest (as of September 30, 2011 at an exchange rate of 0.547). On August 8, 2011, Brazil’s National Council of Fiscal Policy (CONFAZ) published a rule authorizing sixteen states, including the State of São Paulo, to reduce the principal amount of VAT allegedly owed for communications services; the rule also authorizes the states to reduce or waive related interest and penalties. The State of São Paulo ratified the amnesty in late August 2011. However, it is not required to reduce the principal amount of VAT or waive the payment of penalties and interest. In late 2011 or early 2012, we expect the São Paulo state legislature to pass legislation setting forth the precise terms of the amnesty. Based on the uncertainty of any amnesty terms that may be offered, we do not know whether the offered terms will be acceptable. Accordingly, we continue to vigorously pursue our case in the administrative courts and, if necessary, in the relevant appellate courts. At September 30, 2011, the range of reasonably possible loss is from zero to approximately $58 million. The maximum loss that could ultimately be paid depends on the timing of the final resolution at the judicial level and applicable future interest rates. Based on our review of the law, the outcome of similar cases at the judicial level and the advice of counsel, we have not accrued any costs related to these claims and believe the occurrence of loss is not probable.

Klimes’ challenge was unsuccessful at the first administrative level, and denied at the second administrative level on or about September 24, 2009. On January 5, 2011, the administrative law judges at the third administrative level published a ruling that the VAT applies but significantly reduced the penalty assessed by the taxing authority. With the penalty reduction, the amounts allegedly owed by Klimes are approximately $9.9 million in taxes, approximately $4.9 million in penalties and approximately $19.3 million in interest (as of September 30, 2011 at an exchange rate of 0.547). In late February 2011, Klimes filed a writ of mandamus in the 13th lower public treasury court in São Paulo, State of São Paulo, appealing the administrative court’s decision that the VAT applies. On that same day, Klimes filed a motion for an injunction barring the taxing authority from collecting the tax, penalty and interest while the appeal is pending. The court denied the motion in early April 2011. Klimes filed a motion for reconsideration with the court and also appealed that ruling to the São Paulo State Higher Court, which affirmed in late April 2011. On June 20, 2011, the 13th lower public treasury court in São Paulo reconsidered its prior ruling and granted Klimes an injunction suspending any collection effort by the taxing authority until a decision on the merits is obtained at the first judicial level. On August 8, 2011, Brazil’s National Council of Fiscal Policy (CONFAZ) published a rule authorizing sixteen states, including the State of São Paulo, to reduce the principal amount of VAT allegedly owed for communications services; the rule also authorizes the states to reduce or waive related interest and penalties. The State of São Paulo ratified the amnesty in late August 2011. However, it is not required to reduce the principal amount of VAT or waive the payment of penalties and interest. In late 2011 or early 2012, we expect the São Paulo state legislature to pass legislation setting forth the precise terms of the amnesty. Based on the uncertainty of any amnesty terms that may be offered, we do not know whether the offered terms will be acceptable. Accordingly, we continue to vigorously pursue our appeal in the 13th lower public treasury court. At September 30, 2011, the range of reasonably possible loss is from zero to approximately $34 million. The maximum loss that could ultimately be paid depends on the timing of the final resolution at the judicial level and applicable future interest rates. Based on our review of the law, the outcome of similar cases at the judicial level and the advice of counsel, we have not accrued any costs related to these claims and believe the occurrence of loss is not probable.

Item 1A. Risk Factors

For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2010. There have not been any material changes in the risk factors disclosed in the 2010 Annual Report on Form 10-K, except as set forth below to reflect the appointment of our Chief Executive Officer on October 2, 2011:

Our business is dependent on our management team and other key individuals.

Our business is dependent upon the performance of our management team and other key individuals. A number of key individuals have joined us over the past two years, including Robert W. Pittman, who became our Chief Executive Officer on October 2, 2011. Although we have entered into agreements with some members of our management team and certain other key other individuals, we can give no assurance that all or any of our management team and other key individuals will remain with us. Competition for these individuals is intense and many of our key employees are at-will employees who are under no legal obligation to remain with us, and may decide to leave for a variety of personal or other reasons beyond our control. If members of our management or key individuals decide to leave us in the future, or if we are not successful in attracting, motivating and retaining other key employees, our business could be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Intentionally omitted in accordance with General Instruction H(2)(b) of Form 10-Q.

Item 3. Defaults Upon Senior Securities

Intentionally omitted in accordance with General Instruction H(2)(b) of Form 10-Q.

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description
10.1	Employment Agreement dated as of October 2, 2011 between Robert Pittman and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to CC Media Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.2	Executive Option Agreement dated as of October 2, 2011 between Robert Pittman and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to CC Media Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.3	Stock Purchase Agreement dated as of November 15, 2010 by and among CC Media Holdings, Inc., Clear Channel Capital IV, LLC, Clear Channel Capital V, L.P. and Pittman CC LLC. (Incorporated by reference to Exhibit 10.3 to CC Media Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.4	Amended and Restated Stock Option Agreement dated as of August 11, 2011 between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on August 12, 2011).

31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	Interactive Data Files

*	Filed herewith.
**	Furnished herewith.
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

CLEAR CHANNEL COMMUNICATIONS, INC.

October 31, 2011	/s/ Scott D. Hamilton
Scott D. Hamilton
Senior Vice President, Chief Accounting Officer and Assistant
Secretary