Form 10-Q
period 2012-03-31
CLEAR CHANNEL COMMUNICATIONS INC
filed 2012-05-04
CIK 739708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2012
Common stock, $.001 par value	500,000,000

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form in a reduced disclosure format permitted by General Instruction H(2).

CLEAR CHANNEL COMMUNICATIONS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS OF CLEAR CHANNEL CAPITAL I, LLC

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	March 31, 2012 (Unaudited)	December 31, 2011
CURRENT ASSETS
Cash and cash equivalents	$1,326,061	$1,228,682
Accounts receivable, net	1,254,938	1,399,135
Other current assets	386,346	357,468

Total Current Assets	2,967,345	2,985,285

PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,944,443	1,950,437
Other property, plant and equipment, net	1,108,565	1,112,890

INTANGIBLE ASSETS AND GOODWILL
Definite-lived intangibles, net	1,948,052	2,017,760
Indefinite-lived intangibles	3,517,427	3,517,071
Goodwill	4,196,010	4,186,718

OTHER ASSETS
Other assets	807,501	771,878

Total Assets	$16,489,343	$16,542,039

CURRENT LIABILITIES
Accounts payable and accrued expenses	$817,401	$856,727
Accrued interest	77,386	160,361
Current portion of long-term debt	311,726	268,638
Deferred income	210,739	143,236

Total Current Liabilities	1,417,252	1,428,962

Long-term debt	20,380,379	19,938,531
Deferred income taxes	1,854,679	1,938,599
Other long-term liabilities	639,589	707,888

Commitments and contingent liabilities (Note 6)

MEMBER’S DEFICIT
Noncontrolling interest	284,469	521,794
Member’s interest	2,125,790	2,129,575
Retained deficit	(10,000,896)	(9,857,267)
Accumulated other comprehensive loss	(211,919)	(266,043)

Total Member’s Deficit	(7,802,556)	(7,471,941)

Total Liabilities and Member’s Deficit	$16,489,343	$16,542,039

See Notes to Consolidated Financial Statements

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)	Three Months Ended March 31,
	2012	2011

Revenue	$1,360,723	$1,320,826
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	614,434	584,069
Selling, general and administrative expenses (excludes depreciation and amortization)	423,628	372,710
Corporate expenses (excludes depreciation and amortization)	69,198	52,347
Depreciation and amortization	175,366	183,711
Other operating income – net	3,124	16,714

Operating income	81,221	144,703
Interest expense	374,016	369,666
Equity in earnings of nonconsolidated affiliates	3,555	2,975
Other expense – net	(16,273)	(2,036)

Loss before income taxes	(305,513)	(224,024)
Income tax benefit	157,398	92,661

Consolidated net loss	(148,115)	(131,363)
Less amount attributable to noncontrolling interest	(4,486)	469

Net loss attributable to the Company	$(143,629)	$(131,832)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	37,089	39,307
Unrealized gain on securities and derivatives:
Unrealized holding gain on marketable securities	12,048	2,952
Unrealized holding gain on cash flow derivatives	8,579	13,342
Reclassification adjustment	63	89

Other comprehensive income	57,779	55,690

Comprehensive loss	(85,850)	(76,142)
Less amount attributable to noncontrolling interest	3,655	6,698

Comprehensive loss attributable to the Company	$(89,505)	$(82,840)

See Notes to Consolidated Financial Statements

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Consolidated net loss	$(148,115)	$(131,363)

Reconciling items:
Depreciation and amortization	175,366	183,711
Deferred taxes	(98,438)	(60,666)
Gain on disposal of operating assets	(3,124)	(16,714)
Loss on extinguishment of debt	15,167	5,721
Provision for doubtful accounts	4,704	4,717
Share-based compensation	6,897	2,291
Equity in earnings of nonconsolidated affiliates	(3,555)	(2,975)
Amortization of deferred financing charges and note discounts, net	45,031	56,858
Other reconciling items – net	9,176	4,944
Changes in operating assets and liabilities:
Decrease in accounts receivable	152,268	127,469
Increase in deferred income	63,995	59,231
Decrease in accrued expenses	(44,888)	(152,070)
Decrease in accounts payable and other liabilities	(73,757)	(65,334)
Decrease in accrued interest	(82,988)	(45,683)
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	(21,935)	(95,446)

Net cash used for operating activities	(4,196)	(125,309)

Cash flows from investing activities:
Purchases of property, plant and equipment	(72,647)	(63,969)
Purchases of other operating assets	(2,911)	(11,226)
Proceeds from disposal of assets	7,792	42,328
Change in other – net	(2,879)	99

Net cash used for investing activities	(70,645)	(32,768)

Cash flows from financing activities:
Draws on credit facilities	603,492	10,000
Payments on credit facilities	(1,918,051)	(137,300)
Proceeds from long-term debt	2,200,000	1,001,604
Payments on long-term debt	(433,460)	(1,123,519)
Dividends paid	(244,734)	—
Change in other – net	(35,027)	(2,830)

Net cash provided by (used for) financing activities	172,220	(252,045)

Net increase (decrease) in cash and cash equivalents	97,379	(410,122)

Cash and cash equivalents at beginning of period	1,228,682	1,920,926

Cash and cash equivalents at end of period	$1,326,061	$1,510,804

See Notes to Consolidated Financial Statements

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

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

The accompanying consolidated financial statements were prepared by the “Company pursuant to the rules and regulations of the SEC and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of the Company and its subsidiaries. Also included in the consolidated financial statements are entities for which the Company has a controlling financial interest or is the primary beneficiary. Investments in companies in which the Company owns 20 percent to 50 percent of the voting common stock or otherwise exercises significant influence over operating and financial policies of the Company are accounted for under the equity method. All significant intercompany transactions are eliminated in the consolidation process. Certain prior-period amounts have been reclassified to conform to the 2012 presentation.

During the first quarter of 2012, and in connection with the appointment of the new chief executive officer of the Company’s indirect subsidiary, Clear Channel Outdoor Holdings, Inc (“CCOH”), the Company reevaluated its segment reporting and determined that its Latin American operations were more appropriately aligned with the operations of its International outdoor advertising segment. As a result, the operations of Latin America are no longer reflected within the Company’s Americas outdoor advertising segment and are currently included in the results of its International outdoor advertising segment. Accordingly, the Company has restated the corresponding segment disclosures for prior periods.

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

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL

Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets at March 31, 2012 and December 31, 2011, respectively.

(In thousands)	March 31,	December 31,
	2012	2011
Land, buildings and improvements	$661,254	$657,346
Structures	2,841,035	2,783,434
Towers, transmitters and studio equipment	404,123	400,832
Furniture and other equipment	376,785	365,137
Construction in progress	82,616	68,658

	4,365,813	4,275,407
Less: accumulated depreciation	1,312,805	1,212,080

Property, plant and equipment, net	$3,053,008	$3,063,327

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

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at March 31, 2012 and December 31, 2011, respectively:

(In thousands)	March 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor contractual rights	$786,624	$356,247	$773,238	$329,563
Customer / advertiser relationships	1,210,244	436,846	1,210,269	409,794
Talent contracts	349,049	151,162	347,489	139,154
Representation contracts	236,953	146,137	237,451	137,058
Other	560,593	105,019	560,978	96,096

Total	$3,143,463	$1,195,411	$3,129,425	$1,111,665

Total amortization expense related to definite-lived intangible assets was $75.3 million and $79.0 million for the three months ended March 31, 2012 and 2011, respectively.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2013	$282,741
2014	262,949
2015	237,582
2016	218,939
2017	190,814

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Indefinite-lived Intangible Assets

The Company’s indefinite-lived intangible assets consist of Federal Communications Commission (“FCC”) broadcast licenses in its Media and Entertainment (“CCME”) segment and billboard permits in its Americas outdoor advertising (“Americas outdoor”) segment as follows:

(In thousands)	March 31,	December 31,
	2012	2011
FCC broadcast licenses	$2,410,317	$2,411,367
Billboard permits	1,107,110	1,105,704

Total indefinite-lived intangible assets	$3,517,427	$3,517,071

Goodwill

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments.

(In thousands)	CCME	Americas Outdoor Advertising	International Outdoor Advertising	Other	Consolidated
Balance as of December 31, 2010	$3,140,198	$571,932	$290,310	$116,886	$4,119,326
Impairment	—	—	(1,146)	—	(1,146)
Acquisitions	82,844	—	2,995	212	86,051
Dispositions	(10,542)	—	—	—	(10,542)
Foreign currency	—	—	(6,898)	—	(6,898)
Other	(73)	—	—	—	(73)

Balance as of December 31, 2011	$3,212,427	$571,932	$285,261	$117,098	$4,186,718
Acquisitions	188	—	—	—	188
Dispositions	(58)	—	—	—	(58)
Foreign currency	—	—	9,180	—	9,180
Other	(18)	—	—	—	(18)

Balance as of March 31, 2012	$3,212,539	$571,932	$294,441	$117,098	$4,196,010

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 3 – LONG-TERM DEBT

Long-term debt at March 31, 2012 and December 31, 2011 consisted of the following:

(In thousands)	March 31, 2012	December 31, 2011
Senior Secured Credit Facilities:
Term Loan Facilities (1)	$10,328,873	$10,493,847
Revolving Credit Facility Due 2014	10,000	1,325,550
Delayed Draw Term Loan Facilities Due 2016	961,407	976,776
Receivables Based Facility Due 2014	—	—
Priority Guarantee Notes Due 2021	1,750,000	1,750,000
Other Secured Subsidiary Long-term Debt	30,096	30,976

Total Consolidated Secured Debt	13,080,376	14,577,149

Senior Cash Pay Notes Due 2016	796,250	796,250
Senior Toggle Notes Due 2016	829,831	829,831
Clear Channel Senior Notes (2)	1,748,564	1,998,415
Subsidiary Senior Notes Due 2017	2,500,000	2,500,000
Subsidiary Senior Subordinated Notes Due 2020	2,200,000	—
Other Subsidiary Debt	19,528	19,860
Purchase accounting adjustments and original issue discount	(482,444)	(514,336)

	20,692,105	20,207,169
Less: current portion	311,726	268,638

Total long-term debt	$20,380,379	$19,938,531

(1)  Term Loan Facilities mature at various dates from 2014 through 2016.

(2)  Clear Channel’s Senior Notes mature at various dates from 2013 through 2027.

The Company’s weighted average interest rate at March 31, 2012 was 6.5%. The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $18.2 billion and $16.2 billion at March 31, 2012 and December 31, 2011, respectively.

Subsidiary Senior Subordinated Notes Issuance

During the first quarter of 2012, the Company’s indirect subsidiary, Clear Channel Worldwide Holdings, Inc. (“CCWH”) issued $275 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 and $1,925 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (collectively, the “Subordinated Notes”). Interest on the Subordinated Notes is payable to the trustee weekly in arrears and to the noteholders on March 15 and September 15 of each year, beginning on September 15, 2012.

The Subordinated Notes are CCWH’s senior subordinated obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by CCOH, its wholly-owned subsidiary Clear Channel Outdoor, Inc. (“CCOI”), and certain of CCOH’s other domestic subsidiaries (collectively, the “Guarantors”). The Subordinated Notes are unsecured senior subordinated obligations that rank junior to all of CCWH’s existing and future senior debt, including the CCWH senior notes, equally with any of CCWH’s existing and future senior subordinated debt and ahead of all of CCWH’s existing and future debt that expressly provides that it is subordinated to the Subordinated Notes. The guarantees of the Subordinated Notes rank junior to each Guarantor’s existing and future senior debt, including the CCWH senior notes, equally with each Guarantor’s existing and future senior subordinated debt and ahead of each Guarantor’s existing and future debt that expressly provides that it is subordinated to the guarantees of the Subordinated Notes.

The Company capitalized $39.9 million in fees and expenses associated with the Subordinated Notes offering and is amortizing them through interest expense over the life of the Subordinated Notes.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

With the proceeds of the Subordinated Notes (net of the initial purchasers’ discount of $33 million), CCWH loaned an aggregate amount equal to $2,167 million to CCOI. CCOI paid all other fees and expenses of the offering using cash on hand and, with the proceeds of the loans, made a special cash dividend to CCOH, which in turn made a special cash dividend on March 15, 2012 in an amount equal to $6.0832 per share to its Class A and Class B stockholders of record at the close of business on March 12, 2012, including Clear Channel Holdings, Inc. (“CC Holdings”) and CC Finco, LLC (“CC Finco”), both wholly-owned subsidiaries of the Company. Of the $2,170.4 million special cash dividend paid by CCOH, $1,925.7 million was distributed to CC Holdings and CC Finco, with the remaining $244.7 million distributed to other stockholders. As a result, the Company recorded a reduction of $244.7 million in “Noncontrolling interest” on the consolidated balance sheet.

2011 Clear Channel Refinancing Transactions

In February 2011, Clear Channel amended its senior secured credit facilities and its receivables based facility and issued $1,000 million aggregate principal amount of 9.0% Priority Guarantee Notes due 2021 (the “Initial Notes”). In June 2011, Clear Channel issued an additional $750.0 million in aggregate principal amount of its 9.0% Priority Guarantee Notes due 2021 (the “Additional Notes”) at an issue price of 93.845% of the principal amount. The Initial Notes and the Additional Notes have identical terms and are treated as a single class.

The Company capitalized $39.5 million in fees and expenses associated with the Initial Notes offering and is amortizing them through interest expense over the life of the Initial Notes. The Company capitalized an additional $7.1 million in fees and expenses associated with the offering of the Additional Notes and is amortizing them through interest expense over the life of the Additional Notes.

Clear Channel used the proceeds of the Initial Notes offering to prepay $500.0 million of the indebtedness outstanding under its senior secured credit facilities. The $500.0 million prepayment was allocated on a ratable basis between outstanding term loans and revolving credit commitments under Clear Channel’s revolving credit facility.

Clear Channel obtained, concurrent with the offering of the Initial Notes, amendments to its credit agreements with respect to its senior secured credit facilities and its receivables based facility (revolving credit commitments under the receivables based facility were reduced from $783.5 million to $625.0 million), which were required as a condition to complete the offering. The amendments, among other things, permit Clear Channel to request future extensions of the maturities of its senior secured credit facilities, provide Clear Channel with greater flexibility in the use of its accordion capacity, provide Clear Channel with greater flexibility to incur new debt, provided that the proceeds from such new debt are used to pay down senior secured credit facility indebtedness, and provide greater flexibility for CCOH and its subsidiaries to incur new debt, provided that the net proceeds distributed to Clear Channel from the issuance of such new debt are used to pay down senior secured credit facility indebtedness.

Of the $703.8 million of proceeds from the issuance of the Additional Notes ($750.0 million aggregate principal amount net of $46.2 million of discount), Clear Channel used $500 million for general corporate purposes (to replenish cash on hand that Clear Channel previously used to pay senior notes at maturity on March 15, 2011 and May 15, 2011) and used the remaining $203.8 million to repay at maturity a portion of Clear Channel’s 5% senior notes that matured in March 2012.

Debt Repayments, Maturities and Other

In connection with the Subordinated Notes issuance, Clear Channel repaid indebtedness under its senior secured credit facilities in an amount equal to the aggregate amount of dividend proceeds distributed to CC Holdings and CC Finco, or $1,925.7 million. Of this amount, a prepayment of $1,918.1 million was applied to indebtedness outstanding under Clear Channel’s revolving credit facility, thus permanently reducing the revolving credit commitments under Clear Channel’s revolving credit facility to $10.0 million. The remaining $7.6 million prepayment was allocated on a pro rata basis to Clear Channel’s term loan facilities.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

In addition, on March 15, 2012, using cash on hand, Clear Channel made voluntary prepayments under its senior secured credit facilities in an aggregate amount equal to $170.5 million, as follows: (i) $16.2 million under its term loan A due 2014, (ii) $129.8 million under its term loan B due 2016, (iii) $10.0 million under its term loan C due 2016 and (iv) $14.5 million under its delayed draw term loans due 2016. As a result of the prepayment of term loan indebtedness under Clear Channel’s senior secured credit facilities, the scheduled repayment of term loans is revised as set forth below:

(In millions)
Year	Tranche A Term Loan*	Tranche B Term Loan**	Tranche C Term Loan**	Delayed Draw 1 Term Loan**	Delayed Draw 2 Term Loan**
2013	$71.4	–	$2.8	–	–
2014	$998.6	–	$7.0	–	–
2015	–	–	$3.4	–	–
2016	–	$8,598.5	$647.2	$559.6	$401.8
Total	$1,070.0	$8,598.5	$660.4	$559.6	$401.8

*Balance of Tranche A Term Loan is due July 30, 2014

**Balance of Tranche B Term Loan, Tranche C Term Loan, Delayed Draw 1 Term Loan and Delayed Draw 2 Term Loan are due January 29, 2016

In connection with the prepayments on Clear Channel’s senior secured credit facilities discussed above, the Company recorded a loss of $15.2 million in “Other expense” related to the accelerated expensing of loan fees. In connection with the issuance of the Subordinated Notes, CCOH paid a special cash dividend equal to $2,170.4 million to its Class A and Class B stockholders, including $1,925.7 million distributed to CC Holdings and CC Finco and $244.7 million distributed to other stockholders.

During March 2012, Clear Channel repaid its 5.0% senior notes at maturity for $249.9 million (net of $50.1 million principal amount held by and repaid to a subsidiary of Clear Channel), plus accrued interest, using a portion of the proceeds from the 2011 offering of the Additional Notes, along with available cash on hand.

During March 2011, Clear Channel repaid its 6.25% senior notes at maturity for $692.7 million (net of $57.3 million principal amount held by and repaid to a subsidiary of Clear Channel) using a portion of the proceeds from the 2011 offering of the Initial Notes, along with available cash on hand.

NOTE 4 – SUPPLEMENTAL DISCLOSURES

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

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Income Tax Benefit

The Company’s income tax benefit for the three months ended March 31, 2012 and 2011, respectively, consisted of the following components:

(In thousands)	Three Months Ended March 31,
	2012	2011
Current tax benefit	$58,960	$31,995
Deferred tax benefit	98,438	60,666

Income tax benefit	$157,398	$92,661

The effective tax rate is the provision for income taxes as a percent of income before income taxes. The effective tax rate for the three months ended March 31, 2012 was 51.5%. The 2012 effective tax rate was primarily impacted by the completion of income tax examinations in various jurisdictions during the quarter, resulting in a reduction to income tax expense of approximately $61.0 million.

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

During the three months ended March 31, 2012 and 2011, cash paid for interest and income taxes, net of income tax refunds of $0.6 million and $0.5 million, respectively, was as follows:

(In thousands)	Three Months Ended March 31,
	2012	2011
Interest	$412,460	$345,110
Income taxes	18,935	30,614

NOTE 5 – FAIR VALUE MEASUREMENTS

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

The cost, unrealized holding gains or losses, and fair value of the Company’s investments at March 31, 2012 and December 31, 2011 are as follows:

(In thousands)	March 31, 2012	December 31, 2011
Cost	$7,786	$7,786
Gross unrealized losses	—	—
Gross unrealized gains	84,282	65,214

Fair value	$92,068	$73,000

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

The fair value of the Company’s $2.5 billion notional amount interest rate swap designated as a hedging instrument and recorded in “Other long-term liabilities” was $145.4 million and $159.1 million at March 31, 2012 and December 31, 2011, respectively.

The following table details the beginning and ending accumulated other comprehensive loss and the current period activity related to the interest rate swap agreement:

(In thousands)	Accumulated other comprehensive loss
Balance at December 31, 2011	$100,292
Other comprehensive income	(8,579)

Balance at March 31, 2012	$91,713

Other Comprehensive Income

The following table discloses the deferred income tax (asset) liability allocated to each component of other comprehensive income for the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31,
(In thousands)	2012	2011
Foreign currency translation adjustments	$2,234	$850
Unrealized holding gain on marketable securities	7,017	279
Unrealized holding gain on cash flow derivatives	5,120	7,964

Total income tax benefit	$14,371	$9,093

NOTE 6 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

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

Although the Company is involved in a variety of legal proceedings in the ordinary course of business, a large portion of the Company’s litigation arises in the following contexts: commercial disputes; defamation matters; employment and benefits related claims; governmental fines; intellectual property claims; and tax disputes.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Brazil Litigation

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

L&C’s challenge in the administrative courts was unsuccessful at the first level, but successful at the second administrative level. The state taxing authority filed an appeal to the third and final administrative level, which required consideration by a full panel of 16 administrative law judges. On September 27, 2010, L&C received an unfavorable ruling at this final administrative level, which concluded that the VAT applied. On December 15, 2011, a Special Chamber of the administrative court considered the reasonableness of the amount of the penalty assessed against L&C and significantly reduced the penalty. With the reduction, the amounts allegedly owed by L&C are approximately $8.8 million in taxes, approximately $4.4 million in penalties and approximately $20.1 million in interest (as of March 31, 2012 at an exchange rate of 0.547). On January 27, 2012, L&C filed a writ of mandamus in the 8th lower public treasury court in São Paulo, State of São Paulo, appealing the administrative court’s decision that the VAT applies. In April 2012, the court granted that writ and held that the VAT does not apply.

Klimes’ challenge was unsuccessful at the first level of the administrative courts, and denied at the second administrative level on or about September 24, 2009. On January 5, 2011, the administrative law judges at the third administrative level published a ruling that the VAT applies but significantly reduced the penalty assessed by the taxing authority. With the penalty reduction, the amounts allegedly owed by Klimes are approximately $9.9 million in taxes, approximately $4.9 million in penalties and approximately $22.1 million in interest (as of March 31, 2012 at an exchange rate of 0.547). In late February 2011, Klimes filed a writ of mandamus in the 13th lower public treasury court in São Paulo, State of São Paulo, appealing the administrative court’s decision that the VAT applies. On March 16, 2012, the court denied Klimes’ writ of mandamus. Klimes filed a motion for reconsideration, which the court denied on March 29, 2012, and a second motion for reconsideration, which the court denied on April 19, 2012.

On August 8, 2011, Brazil’s National Council of Fiscal Policy (CONFAZ) published a convenio authorizing sixteen states, including the State of São Paulo, to issue an amnesty that would reduce the principal amount of VAT allegedly owed and reduce or waive related interest and penalties. The State of São Paulo ratified the amnesty in late August 2011. Klimes and L&C believe that the State of São Paulo will publish an amnesty decree that mirrors the convenio. If the state publishes such a decree, Klimes and L&C intend to accept it by making the required payments.

The Company recorded legal expense of $18.5 million during the quarter ended March 31, 2012, which represents its best estimate of the probable costs for resolution of the Klimes and L&C claims as well as other litigation matters in Brazil.

Guarantees

As of March 31, 2012, Clear Channel had outstanding surety bonds and commercial standby letters of credit of $48.7 million and $138.6 million, respectively, of which $67.5 million of letters of credit were cash secured. Letters of credit in the amount of $9.1 million are collateral in support of surety bonds and these amounts would only be drawn under the letter of credit in the event the associated surety bonds were funded and Clear Channel did not honor its reimbursement obligation to the issuers. These letters of credit and surety bonds relate to various operational matters including insurance, bid, and performance bonds as well as other items.

As of March 31, 2012, Clear Channel had outstanding bank guarantees of $62.3 million related to international subsidiaries, of which $4.5 million were backed by cash collateral.

NOTE 7 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Clear Channel is a party to a management agreement with certain affiliates the Sponsors and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018. These agreements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses. For the three months ended March 31, 2012 and 2011, the Company recognized management fees and reimbursable expenses of $4.0 million and $3.9 million, respectively.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 8 – EQUITY AND COMPREHENSIVE INCOME (LOSS)

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity. The following table shows the changes in equity attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2012	$ (7,993,735)	$521,794	$(7,471,941)
Net loss	(143,629)	(4,486)	(148,115)
Dividend	—	(244,734)	(244,734)
Foreign currency translation adjustments	33,474	3,615	37,089
Unrealized holding gain on marketable securities	12,015	33	12,048
Unrealized holding gain on cash flow derivatives	8,579	—	8,579
Reclassification adjustment	56	7	63
Other - net	(3,785)	8,240	4,455

Balances at March 31, 2012	$(8,087,025)	$284,469	$(7,802,556)

Balances at January 1, 2011	$(7,695,606)	$490,920	$(7,204,686)
Net income (loss)	(131,832)	469	(131,363)
Foreign currency translation adjustments	32,902	6,405	39,307
Unrealized holding gain on marketable securities	2,669	283	2,952
Unrealized holding gain on cash flow derivatives	13,342	—	13,342
Reclassification adjustment	79	10	89
Other - net	(2,887)	2,814	(73)

Balances at March 31, 2011	$(7,781,333)	$500,901	$ (7,280,432)

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

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 9 – SEGMENT DATA

The Company’s reportable segments, which it believes best reflect how the Company is currently managed, are CCME, Americas outdoor advertising and International outdoor advertising. Revenue and expenses earned and charged between segments are recorded at fair value and eliminated in consolidation. The CCME segment provides media and entertainment services via broadcast and digital delivery and also includes the Company’s national syndication business. The Americas outdoor advertising segment consists of operations primarily in the United States and Canada. The International outdoor segment primarily includes operations in Europe, Asia and Latin America. The Americas outdoor and International outdoor display inventory consists primarily of billboards, street furniture displays and transit displays. The Other category includes the Company’s media representation firm as well as other general support services and initiatives which are ancillary to the Company’s other businesses. Corporate includes infrastructure and support, including information technology, human resources, legal, finance and administrative functions of each of the Company’s operating segments, as well as overall executive, administrative and support functions. Share-based payments are recorded by each segment in direct operating and selling, general and administrative expenses.

During the first quarter of 2012, the Company revised its segment reporting, as discussed in Note 1. The following table presents the Company’s reportable segment results for the three months ended March 31, 2012 and 2011.

(In thousands)	CCME	Americas Outdoor Advertising	International Outdoor Advertising	Other	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended March 31, 2012
Revenue	$671,510	$280,151	$371,132	$51,698	$—	$(13,768)	$1,360,723
Direct operating expenses	216,379	144,410	249,643	6,539	—	(2,537)	614,434
Selling, general and administrative expenses	240,973	52,579	100,570	40,737	—	(11,231)	423,628
Depreciation and amortization	67,056	42,958	49,035	12,853	3,464	—	175,366
Corporate expenses	—	—	—	—	69,198	—	69,198
Other operating income - net	—	—	—	—	3,124	—	3,124

Operating income (loss)	$147,102	$40,204	$(28,116)	$(8,431)	$(69,538)	$—	$81,221

Intersegment revenues	$—	$770	$—	$12,998	$—	$—	$13,768
Capital expenditures	$10,953	$28,328	$27,662	$2,388	$3,316	$—	$72,647
Share-based compensation expense	$1,214	$1,932	$1,209	$—	$2,542	$—	$6,897

Three Months Ended March 31, 2011
Revenue	$632,965	$269,701	$380,513	$51,263	$—	$(13,616)	$1,320,826
Direct operating expenses	189,244	135,950	255,430	7,186	—	(3,741)	584,069
Selling, general and administrative expenses	222,133	49,558	73,622	37,272	—	(9,875)	372,710
Depreciation and amortization	64,456	48,622	53,708	13,285	3,640	—	183,711
Corporate expenses	—	—	—	—	52,347	—	52,347
Other operating income - net	—	—	—	—	16,714	—	16,714

Operating income (loss)	$157,132	$35,571	$(2,247)	$(6,480)	$(39,273)	$—	$144,703

Intersegment revenues	$—	$943	$—	$12,673	$—	$—	$13,616
Capital expenditures	$13,947	$31,240	$15,121	$2,060	$1,601	$—	$63,969
Share-based compensation expense	$1,554	$2,168	$903	$—	$(2,334)	$—	$2,291

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 10 – GUARANTOR SUBSIDIARIES

The Company and certain of Clear Channel’s direct and indirect wholly-owned domestic subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guaranteed on a joint and several basis certain of Clear Channel’s outstanding indebtedness. The following consolidating schedules present financial information on a combined basis in conformity with the SEC’s Regulation S-X Rule 3-10(d):

(In thousands)	As of March 31, 2012
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$—	$545,819	$780,242	$—	$1,326,061
Accounts receivable, net of allowance	—	—	599,344	655,594	—	1,254,938
Intercompany receivables (1)	30,073	4,656,017	65,733	—	(4,751,823)	—
Other current assets	4,084	40,162	110,706	242,610	(11,216)	386,346

Total Current Assets	34,157	4,696,179	1,321,602	1,678,446	(4,763,039)	2,967,345
Property, plant and equipment, net	—	—	806,497	2,246,511	—	3,053,008
Definite-lived intangibles, net	—	—	1,332,759	615,293	—	1,948,052
Indefinite-lived intangibles – licenses	—	—	2,410,317	—	—	2,410,317
Indefinite-lived intangibles – permits	—	—	—	1,107,110	—	1,107,110
Goodwill	—	—	3,325,883	870,127	—	4,196,010
Intercompany notes receivable	—	962,000	—	—	(962,000)	—
Long-term intercompany receivable	—	—	—	702,831	(702,831)	—
Investment in subsidiaries	(8,414,667)	3,434,312	676,182	—	4,304,173	—
Other assets	—	147,548	274,509	960,202	(574,758)	807,501

Total Assets	$(8,380,510)	$9,240,039	$10,147,749	$8,180,520	$(2,698,455)	$16,489,343

Accounts payable and accrued expenses	$(396)	$(58,719)	$267,550	$608,966	$—	$817,401
Accrued interest	—	85,461	5	3,136	(11,216)	77,386
Intercompany payable (1)	—	—	4,686,090	65,733	(4,751,823)	—
Current portion of long-term debt	—	287,689	548	23,489	—	311,726
Deferred income	—	—	65,207	145,532	—	210,739

Total Current Liabilities	(396)	314,431	5,019,400	846,856	(4,763,039)	1,417,252
Long-term debt	—	16,508,378	3,301	4,721,584	(852,884)	20,380,379
Long-term intercompany payable	—	702,831	—	—	(702,831)	—
Intercompany long-term debt	—	—	962,000	—	(962,000)	—
Deferred income taxes	(14,437)	(45,121)	1,071,050	841,703	1,484	1,854,679
Other long-term liabilities	—	174,187	174,509	290,893	—	639,589
Total member’s interest (deficit)	(8,365,677)	(8,414,667)	2,917,489	1,479,484	4,580,815	(7,802,556)

Total Liabilities and Member’s Interest (Deficit)	$(8,380,510)	$9,240,039	$10,147,749	$8,180,520	$(2,698,455)	$16,489,343

(1)	The intercompany payable balance includes approximately $7.3 billion of designated amounts of borrowings under the senior secured credit facilities by certain Guarantor Subsidiaries that are Co-Borrowers and primary obligors thereunder with respect to these amounts. These amounts were incurred by the Co-Borrowers at the time of the closing of the merger, but were funded and will be repaid through accounts of the Subsidiary Issuer. The intercompany receivables balance includes the amount of such borrowings, which are required to be repaid to the lenders under the senior secured credit facilities by the Guarantor Subsidiaries as Co-Borrowers and primary obligors thereunder.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	As of December 31, 2011
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$1	$461,572	$767,109	$—	$1,228,682
Accounts receivable, net of allowance	—	—	694,548	704,587	—	1,399,135
Intercompany receivables (1)	30,270	4,824,634	—	—	(4,854,904)	—
Other current assets	2,251	46,018	107,564	277,695	(76,060)	357,468

Total Current Assets	32,521	4,870,653	1,263,684	1,749,391	(4,930,964)	2,985,285
Property, plant and equipment, net	—	—	815,245	2,248,082	—	3,063,327
Definite-lived intangibles, net	—	—	1,389,935	627,825	—	2,017,760
Indefinite-lived intangibles – licenses	—	—	2,411,367	—	—	2,411,367
Indefinite-lived intangibles – permits	—	—	—	1,105,704	—	1,105,704
Goodwill	—	—	3,325,771	860,947	—	4,186,718
Intercompany notes receivable	—	962,000	—	—	(962,000)	—
Long-term intercompany receivable	—	—	—	656,040	(656,040)	—
Investment in subsidiaries	(8,342,987)	5,234,229	2,844,451	—	264,307	—
Other assets	—	167,337	254,435	907,567	(557,461)	771,878

Total Assets	$(8,310,466)	$11,234,219	$12,304,888	$8,155,556	$(6,842,158)	$16,542,039

Accounts payable and accrued expenses	$(641)	$(61,478)	$292,368	$626,478	$—	$856,727
Accrued interest	—	189,144	(1)	2,277	(31,059)	160,361
Intercompany payable (1)	—	—	4,743,944	110,960	(4,854,904)	—
Current portion of long-term debt	—	243,927	905	23,806	—	268,638
Deferred income	—	—	50,416	92,820	—	143,236

Total Current Liabilities	(641)	371,593	5,087,632	856,341	(4,885,963)	1,428,962
Long-term debt	—	18,305,183	3,321	2,522,103	(892,076)	19,938,531
Long-term intercompany payable	—	655,930	110	—	(656,040)	—
Intercompany long-term debt	—	—	962,000	—	(962,000)	—
Deferred income taxes	(13,845)	39,173	1,055,533	858,908	(1,170)	1,938,599
Other long-term liabilities	—	205,327	220,546	282,015	—	707,888
Total member’s interest (deficit)	(8,295,980)	(8,342,987)	4,975,746	3,636,189	555,091	(7,471,941)

Total Liabilities and Member’s Interest (Deficit)	$(8,310,466)	$11,234,219	$12,304,888	$8,155,556	$(6,842,158)	$16,542,039

(1)	The intercompany payable balance includes approximately $7.3 billion of designated amounts of borrowings under the senior secured credit facilities by certain Guarantor Subsidiaries that are Co-Borrowers and primary obligors thereunder with respect to these amounts. These amounts were incurred by the Co-Borrowers at the time of the closing of the merger, but were funded and will be repaid through accounts of the Subsidiary Issuer. The intercompany receivables balance includes the amount of such borrowings, which are required to be repaid to the lenders under the senior secured credit facilities by the Guarantor Subsidiaries as Co-Borrowers and primary obligors thereunder.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Three Months Ended March 31, 2012
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$—	$707,414	$658,196	$(4,887)	$1,360,723
Operating expenses:
Direct operating expenses	—	—	219,829	396,534	(1,929)	614,434
Selling, general and administrative expenses	—	—	269,663	156,923	(2,958)	423,628
Corporate expenses	2,700	—	42,188	24,310	—	69,198
Depreciation and amortization	—	—	82,684	92,682	—	175,366
Other operating income (expense) – net	—	—	(879)	4,003	—	3,124

Operating income (loss)	(2,700)	—	92,171	(8,250)	—	81,221
Interest expense – net	—	340,139	5,966	9,323	18,588	374,016
Equity in earnings (loss) of nonconsolidated affiliates	(113,877)	92,126	(42,231)	3,828	63,709	3,555
Other income (expense) – net	—	(15,167)	(14)	8,360	(9,452)	(16,273)

Income (loss) before income taxes	(116,577)	(263,180)	43,960	(5,385)	35,669	(305,513)
Income tax benefit (expense)	988	149,303	12,491	(5,384)	—	157,398

Consolidated net income (loss)	(115,589)	(113,877)	56,451	(10,769)	35,669	(148,115)
Less amount attributable to noncontrolling interest	—	—	(3,163)	(1,323)	—	(4,486)

Net income (loss) attributable to the Company	$(115,589)	$(113,877)	$59,614	$(9,446)	$35,669	$(143,629)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(160)	37,249	—	37,089
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	—	—	11,759	(4,159)	4,448	12,048
Unrealized holding gain on cash flow derivatives	—	8,579	—	—	—	8,579
Reclassification adjustment	—	—	1	63	(1)	63
Equity in subsidiary comprehensive income (loss)	49,677	41,098	33,342	—	(124,117)	—

Other comprehensive income (loss)	49,677	49,677	44,942	33,153	(119,670)	57,779

Comprehensive income (loss)	(65,912)	(64,200)	104,556	23,707	(84,001)	(85,850)
Less amount attributable to noncontrolling interest	—	—	3,844	(189)	—	3,655

Comprehensive income (loss) attributable to the Company	$(65,912)	$(64,200)	$100,712	$23,896	$(84,001)	$(89,505)

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Three Months Ended March 31, 2011
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$668,528	$657,075	$(4,777)	$1,320,826
Operating expenses:
Direct operating expenses	—	—	195,459	392,444	(3,834)	584,069
Selling, general and administrative expenses	—	—	243,447	130,206	(943)	372,710
Corporate expenses	2,659	—	27,705	21,983	—	52,347
Depreciation and amortization	—	—	80,808	102,903	—	183,711
Other operating income – net	—	—	11,912	4,802	—	16,714

Operating income (loss)	(2,659)	—	133,021	14,341	—	144,703
Interest expense – net	7	344,939	(1,277)	(50)	26,047	369,666
Equity in earnings (loss) of nonconsolidated affiliates	(104,094)	111,770	(6,946)	2,960	(715)	2,975
Other income (expense) – net	—	(5,721)	(206)	3,891	—	(2,036)

Income (loss) before income taxes	(106,760)	(238,890)	127,146	21,242	(26,762)	(224,024)
Income tax benefit (expense)	975	134,796	(45,153)	2,043	—	92,661

Consolidated net income (loss)	(105,785)	(104,094)	81,993	23,285	(26,762)	(131,363)
Less amount attributable to noncontrolling interest	—	—	1,320	(851)	—	469

Net income (loss) attributable to the Company	$(105,785)	$(104,094)	$80,673	$24,136	$(26,762)	$(131,832)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(279)	39,586	—	39,307
Unrealized gain on securities and derivatives:
Unrealized holding gain on marketable securities	—	—	483	2,469	—	2,952
Unrealized holding gain on cash flow derivatives	—	13,342	—	—	—	13,342
Reclassification adjustment	—	—	—	89	—	89
Equity in subsidiary comprehensive income (loss)	48,992	35,650	39,842	—	(124,484)	—

Other comprehensive income (loss)	48,992	48,992	40,046	42,144	(124,484)	55,690

Comprehensive income (loss)	(56,793)	(55,102)	120,719	66,280	(151,246)	(76,142)
Less amount attributable to noncontrolling interest	—	—	4,396	2,302	—	6,698

Comprehensive income (loss) attributable to the Company	$(56,793)	$(55,102)	$116,323	$63,978	$(151,246)	$(82,840)

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Three Months Ended March 31, 2012
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(115,589)	$(113,877)	$56,451	$(10,769)	$35,669	$(148,115)

Reconciling items:
Depreciation and amortization	—	—	82,684	92,682	—	175,366
Deferred taxes	(592)	(90,584)	9,257	(16,519)	—	(98,438)
(Gain) loss on sale of operating assets	—	—	879	(4,003)	—	(3,124)
Loss on extinguishment of debt	—	15,167	—	—	—	15,167
Provision for doubtful accounts	—	—	2,680	2,024	—	4,704
Share-based compensation	—	—	3,695	3,202	—	6,897
Equity in (earnings) loss of nonconsolidated affiliates	113,877	(92,126)	42,231	(3,826)	(63,711)	(3,555)
Amortization of deferred financing charges and note discounts, net	—	54,199	(1,740)	(26,016)	18,588	45,031
Other reconciling items – net	—	—	351	8,825	—	9,176
Changes in operating assets and liabilities:
Decrease in accounts receivable	—	—	92,501	59,767	—	152,268
Increase in deferred income	—	—	13,267	50,728	—	63,995
Increase (decrease) in accrued expenses	245	(15,555)	(1,493)	(28,085)	—	(44,888)
Decrease in accounts payable and other liabilities	—	—	(67,409)	(6,348)	—	(73,757)
Increase (decrease) in accrued interest	—	(103,682)	5,397	846	14,451	(82,988)
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	(1,831)	—	(7,556)	1,903	(14,451)	(21,935)

Net cash provided by (used for) operating activities	(3,890)	(346,458)	231,195	124,411	(9,454)	(4,196)
Cash flows from investing activities:
Proceeds from maturity of Clear Channel senior notes	—	—	—	50,149	(50,149)	—
Purchases of property, plant and equipment	—	—	(16,543)	(56,104)	—	(72,647)
Purchases of other operating assets	—	—	(1,544)	(1,367)	—	(2,911)
Proceeds from disposal of assets	—	—	1,698	6,094	—	7,792
Dividends from subsidiaries	—	1,925,661	1,916,209	—	(3,841,870)	—
Change in other – net	—	—	(1,622)	(1,257)	—	(2,879)

Net cash provided by (used for) investing activities	—	1,925,661	1,898,198	(2,485)	(3,892,019)	(70,645)
Cash flows from financing activities:
Draws on credit facilities	—	602,500	—	992	—	603,492
Payments on credit facilities	—	(1,918,051)	—	—	—	(1,918,051)
Proceeds from long-term debt	—	—	—	2,200,000	—	2,200,000
Payments on long-term debt	—	(480,342)	(374)	(2,893)	50,149	(433,460)
Intercompany funding	3,890	216,689	(128,563)	(92,016)	—	—
Dividends paid	—	—	(1,916,209)	(2,179,849)	3,851,324	(244,734)
Change in other – net	—	—	—	(35,027)	—	(35,027)

Net cash provided by (used for) financing activities	3,890	(1,579,204)	(2,045,146)	(108,793)	3,901,473	172,220

Net increase (decrease) in cash and cash equivalents	—	(1)	84,247	13,133	—	97,379

Cash and cash equivalents at beginning of period	—	1	461,572	767,109	—	1,228,682

Cash and cash equivalents at end of period	$—	$—	$545,819	$780,242	$—	$1,326,061

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Three Months Ended March 31, 2011
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(105,785)	$(104,094)	$81,993	$23,285	$(26,762)	$(131,363)

Reconciling items:
Depreciation and amortization	—	—	80,808	102,903	—	183,711
Deferred taxes	(449)	(78,315)	38,082	(19,984)	—	(60,666)
Gain on sale of operating assets	—	—	(11,912)	(4,802)	—	(16,714)
Loss on extinguishment of debt	—	5,721	—	—	—	5,721
Provision for doubtful accounts	—	—	2,368	2,349	—	4,717
Share-based compensation	—	—	(765)	3,056	—	2,291
Equity in (earnings) loss of nonconsolidated affiliates	104,094	(111,770)	6,946	(2,960)	715	(2,975)
Amortization of deferred financing charges and note discounts, net	—	66,979	(1,421)	(34,747)	26,047	56,858
Other reconciling items – net	—	—	(28)	4,972	—	4,944
Changes in operating assets and liabilities:
Decrease in accounts receivable	—	—	87,632	39,837	—	127,469
Increase in deferred income	—	—	10,643	48,588	—	59,231
Decrease in accrued expenses	414	31,096	(113,865)	(69,715)	—	(152,070)
Decrease in accounts payable and other liabilities	—	(5,743)	(54,694)	(4,897)	—	(65,334)
Increase (decrease) in accrued interest	—	(64,859)	—	696	18,480	(45,683)
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	(2,177)	(38,731)	(2,757)	(33,301)	(18,480)	(95,446)

Net cash provided by (used for) operating activities	(3,903)	(299,716)	123,030	55,280	—	(125,309)
Cash flows from investing activities:
Proceeds from maturity of Clear Channel senior notes	—	—	—	57,263	(57,263)	—
Purchases of property, plant and equipment	—	—	(17,588)	(46,381)	—	(63,969)
Purchases of other operating assets	—	—	(537)	(10,689)	—	(11,226)
Proceeds from disposal of assets	—	—	37,563	4,765	—	42,328
Change in other – net	—	—	2	97	—	99

Net cash provided by (used for) investing activities	—	—	19,440	5,055	(57,263)	(32,768)
Cash flows from financing activities:
Draws on credit facilities	—	10,000	—	—	—	10,000
Payments on credit facilities	—	(135,449)	—	(1,851)	—	(137,300)
Proceeds from long-term debt	—	1,000,000	1,604	—	—	1,001,604
Payments on long-term debt	—	(1,178,051)	(196)	(2,535)	57,263	(1,123,519)
Intercompany funding	3,903	603,216	(600,569)	(6,550)	—	—
Change in other – net	—	—	—	(2,830)	—	(2,830)

Net cash provided by (used for) financing activities	3,903	299,716	(599,161)	(13,766)	57,263	(252,045)

Net increase (decrease) in cash and cash equivalents	—	—	(456,691)	46,569	—	(410,122)

Cash and cash equivalents at beginning of period	—	1	1,220,362	700,563	—	1,920,926

Cash and cash equivalents at end of period	$—	$1	$763,671	$747,132	$—	$1,510,804

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

As permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), the unaudited financial statements and related footnotes included in Item 1 of Part I of this Quarterly Report on Form 10-Q are those of Clear Channel Capital I, LLC, the direct parent of Clear Channel Communications, Inc., a Texas corporation (“Clear Channel” or “Subsidiary Issuer”), and contain certain footnote disclosures regarding the financial information of Clear Channel and Clear Channel’s domestic wholly-owned subsidiaries that guarantee certain of Clear Channel’s outstanding indebtedness. All other financial information and other data and information contained in this Quarterly Report on Form 10-Q is that of Clear Channel, unless otherwise indicated. Accordingly, all references in Item 2 through Item 4 in Part I and all references in Part II of this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Clear Channel and its consolidated subsidiaries.

Format of Presentation

Management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and related footnotes. Our discussion is presented on both a consolidated and segment basis. Our reportable segments are Media and Entertainment (“CCME”, formerly known as our Radio segment), Americas outdoor advertising (“Americas outdoor” or “Americas outdoor advertising”) and International outdoor advertising (“International outdoor” or “International outdoor advertising”). Our CCME segment provides media and entertainment services via broadcast and digital delivery and also includes our national syndication business. Our Americas outdoor and International outdoor segments provide outdoor advertising services in their respective geographic regions using various digital and traditional display types. Included in the “Other” segment are our media representation business, Katz Media Group, as well as other general support services and initiatives, which are ancillary to our other businesses.

We manage our operating segments primarily focusing on their operating income, while Corporate expenses, Other operating income – net, Interest expense, Equity in earnings of nonconsolidated affiliates, Other income (expense) – net and Income tax benefit are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.

During the first quarter of 2012, and in connection with the appointment of the new chief executive officer of our indirect subsidiary, Clear Channel Outdoor Holdings, Inc. (“CCOH”), we reevaluated our segment reporting and determined that our Latin American operations were more appropriately aligned within the operations of our International outdoor advertising segment. As a result, the operations of Latin America are no longer reflected within our Americas outdoor advertising segment and are currently included in the results of our International outdoor advertising segment. Accordingly, we have restated the corresponding segment disclosures for prior periods.

Our CCME business utilizes several key measurements to analyze performance, including average minute rates and minutes sold. Our CCME revenue is derived primarily from selling advertising time, or spots, on our radio stations, with advertising contracts typically less than one year in duration. The programming formats of our radio stations are designed to reach audiences with targeted demographic characteristics that appeal to our advertisers. We also provide streaming content via the Internet, mobile and other digital platforms which reach national, regional and local audiences and derive revenues primarily from selling advertising time with advertising contracts similar to those used by our radio stations.

Management typically monitors our Americas outdoor and International outdoor advertising businesses by reviewing the average rates, average revenue per display, occupancy and inventory levels of each of our display types by market. Our outdoor advertising revenue is derived from selling advertising space on the displays we own or operate in key markets worldwide, consisting primarily of billboards, street furniture and transit displays. Part of our long-term strategy for our Americas outdoor and International outdoor advertising businesses is to pursue the technology of digital displays, including flat screens, LCDs and LEDs, as additions to traditional methods of displaying our clients’ advertisements. We are currently installing these technologies in certain markets.

Our advertising revenue for all of our segments is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP, both domestically and internationally. According to the U.S. Department of Commerce, estimated U.S. GDP growth for the first quarter of 2012 was 2.2%. Internationally, our results are impacted by fluctuations in foreign currency exchange rates and economic conditions in the foreign markets in which we have operations.

Executive Summary

The key developments in our business for the quarter ended March 31, 2012 are summarized below:

•	Consolidated revenue increased $39.9 million during the first quarter of 2012 compared to the same period of 2011.
•

CCME revenue increased $38.5 million during the first quarter of 2012 compared to the first quarter of 2011 due primarily to increased revenue resulting from our April 2011 addition of a complementary traffic operation to our existing traffic business, Total Traffic Network, through our acquisition of the traffic business of Westwood One, Inc. (the “Traffic acquisition”).

•

Americas outdoor revenue increased $10.5 million during the first quarter of 2012 compared to the same period of 2011, driven by revenue growth in bulletins and airports, particularly digital. During the first quarter of 2012, we deployed 57 digital billboards in the United States, compared to 44 for the same period of 2011. We continue to see opportunities to invest in digital displays and expect our digital display deployments will continue throughout 2012.

•

International outdoor revenue decreased $9.4 million during the first quarter of 2012 compared to the same period of 2011, primarily as a result of the impact of movements in foreign exchange, which negatively impacted revenue by $10.8 million. Additionally, increased street furniture growth was offset by decreased billboard revenue across various countries.

•

Our indirect subsidiary, Clear Channel Worldwide Holdings, Inc. (“CCWH”), issued $275 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 and $1,925 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (collectively, the “Subordinated Notes”) and in connection therewith, CCOH made a special cash dividend (the “CCOH Dividend”) equal to $6.0832 to its stockholders of record. Using CCOH Dividend proceeds distributed to us, together we cash on hand, we repaid $2,096.2 million of indebtedness under our senior secured credit facilities. Please refer to the “Subsidiary Senior Subordinated Notes Issuance” section within this MD&A for further discussion of the Subordinated Notes offering, including the use of the proceeds.

•

During the first quarter of 2012, we repaid our 5.0% senior notes at maturity for $249.9 million (net of $50.1 million principal amount held by and repaid to one of our subsidiaries), plus accrued interest, using a portion of the proceeds from our 2011 issuance of 9.0% Priority Guarantee Notes discussed elsewhere in this MD&A, along with available cash on hand.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of our results of operations for the three months ended March 31, 2012 to the three months ended March 31, 2011 is as follows:

(In thousands)	Three Months Ended March 31,		% Change
	2012	2011
Revenue	$1,360,723	$1,320,826	3%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	614,434	584,069	5%
Selling, general and administrative expenses (excludes depreciation and amortization)	423,628	372,710	14%
Corporate expenses (excludes depreciation and amortization)	69,198	52,347	32%
Depreciation and amortization	175,366	183,711	(5%)
Other operating income – net	3,124	16,714

Operating income	81,221	144,703
Interest expense	374,016	369,666
Equity in earnings of nonconsolidated affiliates	3,555	2,975
Other expense – net	(16,273)	(2,036)

Loss before income taxes	(305,513)	(224,024)
Income tax benefit	157,398	92,661

Consolidated net loss	(148,115)	(131,363)
Less amount attributable to noncontrolling interest	(4,486)	469

Net loss attributable to the Company	$(143,629)	$(131,832)

Consolidated Revenue

Our consolidated revenue increased $39.9 million during the first quarter of 2012 compared to the same period of 2011. Our CCME revenue increased $38.5 million, primarily due to our Traffic acquisition, increases in national advertising and revenue from our digital radio services. Americas outdoor revenue increased $10.5 million driven by increases in revenue from bulletins and airports, particularly digital displays, as a result of our continued deployment of new digital displays and increased rates. Our International outdoor revenue decreased $9.4 million, primarily as a result of $10.8 million of unfavorable movements in foreign exchange, which negatively impacted revenue.

Consolidated Direct Operating Expenses

Direct operating expenses increased $30.4 million during the first quarter of 2012 compared to the same period of 2011. Our CCME direct operating expenses increased $27.1 million, primarily due to an increase of $22.5 million related to our Traffic acquisition and higher expenses related to our digital initiatives. Americas outdoor direct operating expenses increased $8.5 million, primarily due to higher site lease expense associated with the revenue growth related to bulletins and airports, and the continued deployment of digital displays. Direct operating expenses in our International outdoor segment decreased $5.8 million, primarily due to a $7.3 million decline from movements in foreign exchange.

Consolidated Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses increased $50.9 million during the first quarter of 2012 compared to the same period of 2011. Our CCME SG&A expenses increased $18.8 million, primarily due to an increase of $12.0 million related to our Traffic acquisition. SG&A expenses increased $3.0 million in our Americas outdoor segment, partially as a result of increased compensation expenses related to higher salaries and wages associated with the revenue growth from bulletins and airports. Our International outdoor SG&A expenses increased $26.9 million primarily due to expenses of $18.5 million associated with the unfavorable impact of litigation in Latin America, including certain expenses related to the Brazil litigation discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q.

Corporate Expenses

Corporate expenses increased $16.9 million during the first quarter of 2012 compared to the same period of 2011, primarily as a result of a $7.3 million increase related to general corporate infrastructure support services and initiatives. Also included in corporate expenses in the first quarter of 2011 is a reversal of $6.6 million of share-based compensation expense related to the cancellation of a portion of an executive’s stock options.

Depreciation and Amortization

Depreciation and amortization decreased $8.3 million during the first quarter of 2012 compared to the same period of 2011, primarily as a result of declines in accelerated depreciation and amortization in our Americas outdoor segment due to timing related to the removal of various structures, including the removal of traditional billboards in connection with the continued deployment of digital billboards. Additionally, amortization declined in our International outdoor segment primarily as a result of assets that became fully amortized during 2011.

Other Operating Income – Net

Other operating income of $3.1 million in the first quarter of 2012 primarily related to proceeds received from condemnations of bulletins and buildings.

Other operating income of $16.7 million in the first quarter of 2011 primarily related to gains on sales of radio stations, towers and proceeds received from condemnations of bulletins.

Interest Expense

Interest expense increased $4.4 million during the first quarter of 2012 compared to the same period of 2011, primarily due to higher interest from our 2011 issuance of 9.0% Priority Guarantee Notes and interest associated with CCWH’s issuance of the Subordinated Notes during the current quarter. Please refer to “Sources of Capital” for additional discussion of the debt issuances. The increase in interest expense was partially offset by decreased interest expense related to the prepayment of indebtedness under our senior secured credit facilities made in connection with the Subordinated Notes issuance and the timing and repayment of our senior notes at maturity.

Other Expense – Net

Other expense of $16.3 million in the first quarter of 2012 primarily related to the accelerated expensing of $15.2 million of loan fees upon the prepayment of $2,096.2 million of our senior secured credit facilities in connection with CCWH’s issuance of the Subordinated Notes described elsewhere in this MD&A.

Other expense of $2.0 million in the first quarter of 2011 related to the accelerated expensing of $5.7 million of loan fees upon the prepayment of $500.0 million of our senior secured credit facilities in connection with the Priority Guarantee Notes offering described above. This expense was partially offset by a $3.3 million foreign exchange gain on short-term intercompany accounts.

Income Tax Benefit

Our effective tax rate for the first quarter of 2012 was 51.5%. Our effective tax rate was primarily impacted by the completion of income tax examinations in various jurisdictions during the quarter, resulting in a reduction to income tax expense of approximately $61.0 million.

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

CCME Results of Operations

Our CCME operating results were as follows:

(In thousands)	Three Months Ended March 31,		% Change
	2012	2011
Revenue	$671,510	$632,965	6%
Direct operating expenses	216,379	189,244	14%
SG&A expenses	240,973	222,133	8%
Depreciation and amortization	67,056	64,456	4%

Operating income	$147,102	$157,132	(6%)

CCME revenue increased $38.5 million during the first quarter of 2012 compared to the first quarter of 2011, primarily driven by a $31.6 million increase due to our Traffic acquisition. We also experienced increases in national advertising across various markets and advertising categories including financial services, political and retail. Revenue from our digital radio services increased primarily as a result of higher volume.

Direct operating expenses increased $27.1 million during the first quarter of 2012, primarily due to an increase of $22.5 million from our Traffic acquisition. In addition, our digital initiatives led to higher expenses in connection with our February 2011 purchase of a cloud-based music technology business that has enabled us to accelerate the development and growth of the next generation of our iHeartRadio digital products, including our iHeartRadio Player. SG&A expenses increased $18.8 million, primarily due to an increase of $12.0 million related to our Traffic acquisition.

Americas Outdoor Advertising Results of Operations

Our Americas outdoor advertising operating results were as follows:

(In thousands)	Three Months Ended March 31,		% Change
	2012	2011
Revenue	$280,151	$269,701	4%
Direct operating expenses	144,410	135,950	6%
SG&A expenses	52,579	49,558	6%
Depreciation and amortization	42,958	48,622	(12%)

Operating income	$40,204	$35,571	13%

Our Americas outdoor revenue increased $10.5 million during the first quarter of 2012 compared to the first quarter of 2011, driven by revenue growth from bulletins and airports, particularly digital displays. Bulletin revenue increased primarily due to digital growth driven by the increased number of digital displays. Airport revenue increased primarily due to higher average rates.

Direct operating expenses increased $8.5 million during the first quarter of 2012, primarily due to increased site lease expense associated with higher airport and bulletin revenue, and our continued deployment of digital displays, as well as higher production costs related to new contracts. SG&A expenses increased $3.0 million, primarily as a result of increased compensation expenses associated with higher revenues.

Depreciation and amortization decreased $5.7 million primarily as a result of decreases in accelerated depreciation and amortization due to timing related to the removal of various structures, including the removal of traditional bulletins in connection with the continued deployment of digital displays.

International Outdoor Advertising Results of Operations

Our International outdoor operating results were as follows:

(In thousands)	Three Months Ended March 31,		% Change
	2012	2011
Revenue	$371,132	$380,513	(2%)
Direct operating expenses	249,643	255,430	(2%)
SG&A expenses	100,570	73,622	37%
Depreciation and amortization	49,035	53,708	(9%)

Operating loss	$(28,116)	$(2,247)	1,151%

International outdoor revenue decreased $9.4 million during the first quarter of 2012 compared to the first quarter of 2011, primarily as a result of $10.8 million of unfavorable movements in foreign exchange. Street furniture revenue growth in certain countries, including China, France and Australia, was partially offset by declines in billboard revenue from various countries, including the U.K. and Italy.

Direct operating expenses decreased $5.8 million primarily attributable to a $7.3 million decline from the effects of movements in foreign exchange. SG&A expenses increased $26.9 million primarily due to $18.5 million of expense recorded for the unfavorable impact of litigation in Latin America, including certain expenses related to the Brazil litigation discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q. We also incurred consulting expenses related to various initiatives. A decline of $3.9 million from the effects of movements in foreign exchange partially offset these increases.

Depreciation and amortization decreased $4.7 million primarily as a result of declines in amortization related to assets that became fully amortized during 2011.

Reconciliation of Segment Operating Income (Loss) to Consolidated Operating Income

(In thousands)	Three Months Ended March 31,
	2012	2011
CCME	$147,102	$157,132
Americas outdoor advertising	40,204	35,571
International outdoor advertising	(28,116)	(2,247)
Other	(8,431)	(6,480)
Other operating income - net	3,124	16,714
Corporate expenses[1]	(72,662)	(55,987)

Consolidated operating income	$81,221	$144,703

1 Corporate expenses include infrastructure support expenses related to CCME, Americas outdoor, International outdoor and our Other segment, as well as overall executive, administrative and support functions.

Share-Based Compensation Expense

We do not have any compensation plans under which we grant stock awards to employees. Our employees receive equity awards from CC Media Holdings, Inc.’s (“CCMH”) and CCOH’s equity incentive plans.

The following table presents amounts related to share-based compensation expense for the three months ended March 31, 2012 and 2011, respectively:

(In thousands)	Three Months Ended March 31,
	2012	2011
CCME	$1,214	$1,554
Americas outdoor advertising	1,932	2,168
International outdoor advertising	1,209	903
Corporate[1]	2,542	(2,334)

Total share-based compensation expense	$6,897	$2,291

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

As of March 31, 2012, there was $43.7 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions. This cost is expected to be recognized over a weighted average period of approximately two years. In addition, as of March 31, 2012, there was $15.2 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions. This cost will be recognized when it becomes probable that the performance condition will be satisfied.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following discussion highlights our cash flow activities during the three months ended March 31, 2012 and 2011.

(In thousands)	Three Months Ended March 31,
	2012	2011
Cash provided by (used for):
Operating activities	$(4,196)	$(125,309)
Investing activities	$(70,645)	$(32,768)
Financing activities	$172,220	$(252,045)

Operating Activities

Our consolidated net loss, adjusted for $151.2 million of non-cash items, provided positive cash flows of $3.1 million during the first quarter of 2012. Our consolidated net loss, adjusted for $177.9 million of non-cash items, provided positive cash flows of $46.5 million during the first quarter of 2011. Cash used for operating activities during the three months ended March 31, 2012 was $4.2 million compared to $125.3 million of cash used for operating activities during the three months ended March 31, 2011. Cash used for operations in 2011 compared to 2012 reflected higher variable compensation payments associated with our employee incentive programs based on 2010 operating performance.

Non-cash items affecting our net loss include depreciation and amortization, deferred taxes, gain on disposal of operating assets, loss on extinguishment of debt, provision for doubtful accounts, share-based compensation, equity in earnings of nonconsolidated affiliates, amortization of deferred financing charges and note discounts – net and other reconciling items – net as presented on the face of the statement of cash flows.

Investing Activities

Cash used for investing activities during the first quarter of 2012 primarily reflected capital expenditures of $72.6 million. We spent $11.0 million for capital expenditures in our CCME segment, $28.3 million in our Americas outdoor segment primarily related to the construction of new billboards, and $27.7 million in our International outdoor segment primarily related to new billboard and street furniture contracts and renewals of existing contracts.

Cash used for investing activities during the first quarter of 2011 primarily reflected capital expenditures of $64.0 million. We spent $13.9 million for capital expenditures in our CCME segment, $31.2 million in our Americas outdoor segment primarily related to the construction of new billboards, and $15.1 million in our International outdoor segment primarily related to new billboard and street furniture contracts and renewals of existing contracts. In addition, we received proceeds of $42.3 million primarily related to the sale of a radio stations, towers and other assets in our CCME, Americas outdoor, and International outdoor segments.

Financing Activities

Cash provided by financing activities during the first quarter of 2012 primarily reflected the issuance of Subordinated Notes by CCWH and the use of proceeds distributed to us, in addition to cash on hand, to repay $2,096.2 million of indebtedness under our senior secured credit facilities. Our financing activities also reflect the CCOH Dividend paid in connection with the Subordinated Notes issuance, of which $244.7 million represents the portion paid to parties other than our subsidiaries that own CCOH common stock. In addition, we repaid our 5.0% senior notes at maturity for $249.9 million (net of $50.1 million principal amount held by and repaid to one of our subsidiaries), plus accrued interest, using a portion of the proceeds from our February 2011 issuance of $1.0 billion of 9.0% Priority Guarantee Notes (the “Initial Notes”) discussed elsewhere in this MD&A, along with available cash on hand.

Cash used for financing activities during the first quarter of 2011 primarily reflected our issuance of the Initial Notes and the use of proceeds from the offering of the Initial Notes, as well as cash on hand, to prepay a portion of our senior secured credit facilities and repay at maturity our 6.25% senior notes that matured in the first quarter of 2011 as discussed in the “2011 Refinancing Transactions” section within this MD&A.

Anticipated Cash Requirements

Our primary source of liquidity is cash on hand, cash flow from operations and borrowing capacity under our receivables based credit facility, subject to certain limitations contained in our material financing agreements. We have a large amount of indebtedness, and a substantial portion of our cash flows are used to service debt.

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

Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, availability under our receivables based facility as well as cash flow from operations will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months.

We expect to be in compliance with the covenants contained in our material financing agreements in 2012, including the maximum consolidated senior secured net debt to consolidated EBITDA limitation contained in our senior secured credit facilities. However, our anticipated results are subject to significant uncertainty and our ability to comply with this limitation may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any covenants set forth in our financing agreements would result in a default thereunder. An event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, the lenders under the receivables based facility under our senior secured credit facilities would have the option to terminate their commitments to make further extensions of credit thereunder. If we are unable to repay our obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility. In addition, a default or acceleration under any of our material financing agreements could cause a default under other of our obligations that are subject to cross-default and cross-acceleration provisions. The threshold amount for a cross-default under the senior secured credit facilities is $100.0 million.

Sources of Capital

As of March 31, 2012 and December 31, 2011, we had the following debt outstanding, net of cash and cash equivalents:

(In millions)	March 31, 2012	December 31, 2011
Senior Secured Credit Facilities:
Term Loan Facilities	$10,328.9	$10,493.8
Revolving Credit Facility(1)	10.0	1,325.6
Delayed Draw Term Loan Facilities	961.4	976.8
Receivables Based Facility(2)	—	—
Priority Guarantee Notes	1,750.0	1,750.0
Other Secured Subsidiary Debt	30.1	30.9

Total Secured Debt	13,080.4	14,577.1

Senior Cash Pay Notes	796.3	796.3
Senior Toggle Notes	829.8	829.8
Clear Channel Senior Notes	1,748.5	1,998.4
Subsidiary Senior Notes	2,500.0	2,500.0
Subsidiary Senior Subordinated Notes	2,200.0	—
Other Clear Channel Subsidiary Debt	19.5	19.9
Purchase accounting adjustments and original issue discount	(482.4)	(514.3)

Total Debt	20,692.1	20,207.2
Less: Cash and cash equivalents	1,326.1	1,228.7

	$19,366.0	$18,978.5

(1)	As of March 31, 2012, we had no availability under our revolving credit facility. During the first quarter of 2012, we prepaid $1,918.1 million under our revolving credit facility, thereby permanently reducing the borrowing capacity to $10.0 million.
(2)	As of March 31, 2012, we had available under our receivables based facility the lesser of $625 million (the revolving credit commitment) or the borrowing base amount, as defined under the receivables based facility and subject to certain limitations contained in our material financing agreements.

We and our subsidiaries have from time to time repurchased certain of our debt obligations and equity securities of CCOH, and we may in the future, as part of various financing and investment strategies, purchase additional outstanding indebtedness of ours or our subsidiaries or outstanding equity securities of CCOH or CCMH, in tender offers, open market purchases, privately negotiated transactions or otherwise. We may also sell certain assets or properties and use the proceeds to reduce our indebtedness. These purchases or sales, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations. These transactions could also require or result in amendments to the agreements governing outstanding debt obligations or changes in our leverage or other financial ratios, which could have a material positive or negative impact on our ability to comply with the covenants contained in our debt agreements. These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Senior Secured Credit Facilities

The senior secured credit facilities require us to comply on a quarterly basis with a financial covenant limiting the ratio of consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA for the preceding four quarters. Our secured debt consists of the senior secured credit facilities, the receivables-based credit facility, the priority guarantee notes and certain other secured subsidiary debt. Our consolidated EBITDA for the preceding four quarters of $1.9 billion is calculated as operating income (loss) before depreciation, amortization, impairment charges and other operating income (expense) – net, plus non-cash compensation, and is further adjusted for the following items: (i) an increase of $18.1 million for cash received from nonconsolidated affiliates; (ii) an increase of $56.3 million for non-cash items; (iii) an increase of $54.6 million related to costs incurred in connection with the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; and (iv) an increase of $30.3 million for various other items. The maximum ratio under this financial covenant is currently set at 9.5:1 and becomes more restrictive over time beginning in the second quarter of 2013. At March 31, 2012, our ratio was 6.2:1.

Subsidiary Senior Subordinated Notes Issuance

During the first quarter of 2012, CCWH issued the Subordinated Notes. Interest on the Subordinated Notes is payable to the trustee weekly in arrears and to the noteholders on March 15 and September 15 of each year, beginning on September 15, 2012.

The Subordinated Notes are CCWH’s senior subordinated obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by CCOH, its wholly-owned subsidiary Clear Channel Outdoor, Inc. (“CCOI”), and certain of CCOH’s other domestic subsidiaries (collectively, the “Guarantors”). The Subordinated Notes are unsecured senior subordinated obligations that rank junior to all of CCWH’s existing and future senior debt, including the CCWH senior notes, equally with any of CCWH’s existing and future senior subordinated debt and ahead of all of CCWH’s existing and future debt that expressly provides that it is subordinated to the Subordinated Notes. The guarantees of the Subordinated Notes rank junior to each Guarantor’s existing and future senior debt, including the CCWH senior notes, equally with each Guarantor’s existing and future senior subordinated debt and ahead of each Guarantor’s existing and future debt that expressly provides that it is subordinated to the guarantees of the Subordinated Notes.

We capitalized $39.9 million in fees and expenses associated with the Subordinated Notes offering and are amortizing them through interest expense over the life of the Subordinated Notes.

With the proceeds of the Subordinated Notes (net of the initial purchasers’ discount of $33 million), CCWH loaned an aggregate amount equal to $2,167 million to CCOI. CCOI paid all other fees and expenses of the offering using cash on hand and, with the proceeds of the loans, made a special cash dividend to CCOH, which in turn made the CCOH Dividend on March 15, 2012 in an amount equal to $6.0832 per share to its Class A and Class B stockholders of record at the close of business on March 12, 2012, including Clear Channel Holdings, Inc. (“CC Holdings”) and CC Finco, LLC (“CC Finco”), both wholly-owned subsidiaries of ours. Of the $2,170.4 million CCOH Dividend, $1,925.7 million was distributed to CC Holdings and CC Finco, with the remaining $244.7 million distributed to other stockholders. As a result, we recorded a reduction of $244.7 million in “Noncontrolling interest” on the consolidated balance sheet.

2011 Refinancing Transactions

In February 2011, we amended our senior secured credit facilities and our receivables based facility and issued the Initial Notes. In June 2011, we issued an additional $750.0 million in aggregate principal amount of our 9.0% Priority Guarantee Notes due 2021 (the “Additional Notes”) at an issue price of 93.845% of the principal amount. The Initial Notes and the Additional Notes have identical terms and are treated as a single class.

We capitalized $39.5 million in fees and expenses associated with the Initial Notes offering and are amortizing them through interest expense over the life of the Initial Notes. We capitalized an additional $7.1 million in fees and expenses associated with the offering of the Additional Notes and are amortizing them through interest expense over the life of the Additional Notes.

We used the proceeds of the Initial Notes offering to prepay $500.0 million of the indebtedness outstanding under our senior secured credit facilities. The $500.0 million prepayment was allocated on a ratable basis between outstanding term loans and revolving credit commitments under our revolving credit facility.

We obtained, concurrent with the offering of the Initial Notes, amendments to our credit agreements with respect to our senior secured credit facilities and our receivables based facility (revolving credit commitments under the receivables based facility were reduced from $783.5 million to $625.0 million), which were required as a condition to complete the offering. The amendments, among other things, permit us to request future extensions of the maturities of our senior secured credit facilities, provide us with greater flexibility in the use of our accordion capacity, provide us with greater flexibility to incur new debt, provided that the proceeds from such new debt are used to pay down senior secured credit facility indebtedness, and provide greater flexibility for CCOH and its subsidiaries to incur new debt, provided that the net proceeds distributed to us from the issuance of such new debt are used to pay down senior secured credit facility indebtedness.

Of the $703.8 million of proceeds from the issuance of the Additional Notes ($750.0 million aggregate principal amount net of $46.2 million of discount), we used $500 million for general corporate purposes (to replenish cash on hand that we previously used to pay senior notes at maturity on March 15, 2011 and May 15, 2011) and used the remaining $203.8 million to repay at maturity a portion of our 5% senior notes that matured in March 2012.

Uses of Capital

Debt Repayments, Maturities and Other

In connection with the Subordinated Notes issuance, we repaid indebtedness under our senior secured credit facilities in an amount equal to the aggregate amount of dividend proceeds distributed to CC Holdings and CC Finco, or $1,925.7 million. Of this amount, a prepayment of $1,918.1 million was applied to indebtedness outstanding under our revolving credit facility, thus permanently reducing the revolving credit commitments under our revolving credit facility to $10.0 million. The remaining $7.6 million prepayment was allocated on a pro rata basis to our term loan facilities.

In addition, on March 15, 2012, using cash on hand, we made voluntary prepayments under our senior secured credit facilities in an aggregate amount equal to $170.5 million, as follows: (1) $16.2 million under our term loan A due 2014, (ii) $129.8 million under our term loan B due 2016, (iii) $10.0 million under our term loan C due 2016 and (iv) $14.5 million under our delayed draw term loans due 2016. As a result of the prepayment of term loan indebtedness under our senior secured credit facilities, the scheduled repayment of term loans is revised as set forth below:

(In millions)
Year	Tranche A Term Loan*	Tranche B Term Loan**	Tranche C Term Loan**	Delayed Draw 1 Term Loan**	Delayed Draw 2 Term Loan**
2013	$71.4	–	$2.8	–	–
2014	$998.6	–	$7.0	–	–
2015	–	–	$3.4	–	–
2016	–	$8,598.5	$647.2	$559.6	$401.8
Total	$1,070.0	$8,598.5	$660.4	$559.6	$401.8

*Balance of Tranche A Term Loan is due July 30, 2014

**Balance of Tranche B Term Loan, Tranche C Term Loan, Delayed Draw 1 Term Loan and Delayed Draw 2 Term Loan are due January 29, 2016

In connection with the prepayments on our senior secured credit facilities discussed above, we recorded a loss of $15.2 million in “Other expense” related to the accelerated expensing of loan fees. In connection with the issuance of the Subordinated Notes, CCOH paid the $2,170.4 million CCOH Dividend to its Class A and Class B stockholders, including $1,925.7 million distributed to CC Holdings and CC Finco and $244.7 million distributed to other stockholders.

During March 2012, we repaid our 5.0% senior notes at maturity for $249.9 million (net of $50.1 million principal amount held by and repaid to one of our subsidiaries), plus accrued interest, using a portion of the proceeds from the 2011 offering of the Additional Notes, along with available cash on hand.

During March 2011, we repaid our 6.25% senior notes at maturity for $692.7 million (net of $57.3 million principal amount held by and repaid to one of our subsidiaries) using a portion of the proceeds from the 2011 offering of the Initial Notes, along with available cash on hand.

Certain Relationships with the Sponsors

We are party to a management agreement with certain affiliates of Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018. These arrangements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses. For the three months ended March 31, 2012 and 2011, we recognized management fees and reimbursable expenses of $4.0 million and $3.9 million, respectively.

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

Equity Price Risk

The carrying value of our available-for-sale equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value and our comprehensive loss at March 31, 2012 by $18.4 million.

Interest Rate Risk

A significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. At March 31, 2012 we had an interest rate swap agreement with a $2.5 billion notional amount that effectively fixes interest rates on a portion of our floating rate debt at a rate of 4.4%, plus applicable margins, per annum. The fair value of this agreement at March 31, 2012 was a liability of $145.4 million. At March 31, 2012, approximately 42% of our aggregate principal amount of long-term debt, including taking into consideration debt on which we have entered into a pay-fixed-rate-receive-floating-rate swap agreement, bears interest at floating rates.

Assuming the current level of borrowings and interest rate swap contracts and assuming a 30% change in LIBOR, it is estimated that our interest expense for the three months ended March 31, 2012 would have changed by approximately $6.4 million.

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

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world. Foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported a net loss of approximately $26.2 million for the three months ended March 31, 2012. We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net loss for the three months ended March 31, 2012 by approximately $2.6 million and that a 10% decrease in the value of the U.S. dollar relative to foreign currencies would have increased our net loss by a corresponding amount.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Although we are involved in a variety of legal proceedings in the ordinary course of business, a large portion of our litigation arises in the following contexts: commercial disputes; defamation matters; employment and benefits related claims; governmental fines; intellectual property claims; and tax disputes.

Live Nation Litigation

We and a subsidiary of ours are co-defendants with Live Nation (which was spun off as an independent company in December 2005) in 22 putative class actions filed by different named plaintiffs in various district courts throughout the country beginning in May 2006. These actions generally allege that the defendants monopolized or attempted to monopolize the market for “live rock concerts” in violation of Section 2 of the Sherman Act. Plaintiffs claim that they paid higher ticket prices for defendants’ “rock concerts” as a result of defendants’ conduct. They seek damages in an undetermined amount. On April 17, 2006, the Judicial Panel for Multidistrict Litigation centralized these class action proceedings in the Central District of California. The district court has certified classes in five “template” cases involving five regional markets: Los Angeles, Boston, New York City, Chicago and Denver. On March 23, 2012, the district court entered an order granting Defendants’ Motions for Summary Judgment in the Denver and Los Angeles cases. On April 13, 2012, the parties submitted a joint stipulation offering differing proposals on how to proceed with the remaining cases. Plaintiffs asked to continue the stay on the remaining 20 lawsuits while they appeal the grant of summary judgment in the Denver and Los Angeles cases, and for an order directing the parties to attend a mediation. Defendants asked that the stay be lifted so they can file motions for summary judgment in the remaining 20 cases.

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

Brazil Litigation

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

L&C’s challenge in the administrative courts was unsuccessful at the first level, but successful at the second administrative level. The state taxing authority filed an appeal to the third and final administrative level, which required consideration by a full panel of 16 administrative law judges. On September 27, 2010, L&C received an unfavorable ruling at this final administrative level, which concluded that the VAT applied. On December 15, 2011, a Special Chamber of the administrative court considered the reasonableness of the amount of the penalty assessed against L&C and significantly reduced the penalty. With the reduction, the amounts allegedly owed by L&C are approximately $8.8 million in taxes, approximately $4.4 million in penalties and approximately $20.1 million in interest (as of March 31, 2012 at an exchange rate of 0.547). On January 27, 2012, L&C filed a writ of mandamus in the 8th lower public treasury court in São Paulo, State of São Paulo, appealing the administrative court’s decision that the VAT applies. In April 2012, the court granted that writ and held that the VAT does not apply.

Klimes’ challenge was unsuccessful at the first level of the administrative courts, and denied at the second administrative level on or about September 24, 2009. On January 5, 2011, the administrative law judges at the third administrative level published a ruling that the VAT applies but significantly reduced the penalty assessed by the taxing authority. With the penalty reduction, the amounts allegedly owed by Klimes are approximately $9.9 million in taxes, approximately $4.9 million in penalties and approximately $22.1 million in interest (as of March 31, 2012 at an exchange rate of 0.547). In late February 2011, Klimes filed a writ of mandamus in the 13th lower public treasury court in São Paulo, State of São Paulo, appealing the administrative court’s decision that the VAT applies. On March 16, 2012, the court denied Klimes’ writ of mandamus. Klimes filed a motion for reconsideration, which the court denied on March 29, 2012, and a second motion for reconsideration, which the court denied on April 19, 2012.

On August 8, 2011, Brazil’s National Council of Fiscal Policy (CONFAZ) published a convenio authorizing sixteen states, including the State of São Paulo, to issue an amnesty that would reduce the principal amount of VAT allegedly owed and reduce or waive related interest and penalties. The State of São Paulo ratified the amnesty in late August 2011. Klimes and L&C believe that the State of São Paulo will publish an amnesty decree that mirrors the convenio. If the state publishes such a decree, Klimes and L&C intend to accept it by making the required payments.

We recorded expense of $18.5 million during the quarter ended March 31, 2012, representing our best estimate of probable costs for resolution of the Klimes and L&C claims as well as other litigation matters in Brazil.

Stockholder Litigation

Two derivative lawsuits were filed in 2012 in Delaware Chancery Court by stockholders of CCOH, an indirect non-wholly owned subsidiary of the Company, which is, in turn, an indirect wholly owned subsidiary of CCMH. The lawsuits are captioned NECA-IBEW Pension Trust Fund v. Mays, et al., Case No. 7353CS, and City of Pinellas Park Firefighters Pension Board v. Covell, et al., Case No. 7315. The complaints name as defendants certain of the Company’s and CCOH’s current and former directors and the Company, as well as the Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. CCOH also is named as a nominal defendant. The complaints allege, among other things, that the Company breached fiduciary duties to CCOH and its stockholders by allegedly requiring CCOH to enter into a loan transaction with the Company. The complaints further allege that the Company was unjustly enriched as a result of that transaction. The complaints also allege that the director defendants breached fiduciary duties to CCOH in connection with that transaction and that the transaction constituted corporate waste. CCOH and the Company were served with the complaints on March 26, 2012 and March 30, 2012, respectively.

ITEM 1A. RISK FACTORS

For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011. There have not been any material changes in the risk factors disclosed in the 2011 Annual Report on Form 10-K, except as set forth below to reflect the issuance of senior subordinated notes by our subsidiary, Clear Channel Worldwide Holdings, Inc.:

We and our subsidiaries may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful

We have a substantial amount of indebtedness. At March 31, 2012, we had $20.7 billion of total indebtedness outstanding, including: (1) $11.3 billion aggregate principal amount outstanding under our term loan credit facilities and delayed draw credit facilities, which obligations mature at various dates from 2014 through 2016; (2) $10.0 million aggregate principal amount outstanding under our revolving credit facility, which will be available through July 2014, at which time all outstanding principal amounts under the revolving credit facility will be due and payable; (3) $1.7 billion aggregate principal amount outstanding of priority guarantee notes, net of $43.8 million of unamortized discounts, which mature March 2021; (4) $30.1 million aggregate principal amount of other secured debt; (5) $796.3 million and $829.8 million outstanding of senior cash pay notes and senior toggles notes, respectively, which mature August 2016; (6) $1.3 billion aggregate principal amount outstanding of our senior notes, net of unamortized purchase accounting discounts of $438.6 million, which mature at various dates from 2013 through 2027; (7) $2.5 billion aggregate principal amount outstanding of subsidiary senior notes, which mature December 2017; (8) $2.2 billion aggregate principal amount outstanding of subsidiary senior subordinated notes, which mature March 2020; and (9) other long-term obligations of $19.5 million. This large amount of indebtedness could have negative consequences for us, including, without limitation:

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

If compliance with the debt obligations materially hinders our ability to operate our business and adapt to changing industry conditions, we may lose market share, our revenue may decline and our operating results may suffer. The terms of our credit facilities and the indebtedness allow us, under certain conditions, to incur further indebtedness, including secured indebtedness, which heightens the foregoing risks.

Our and our subsidiaries’ ability to make scheduled payments on our respective debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. In addition, because we derive a substantial portion of our operating income from our subsidiaries, our ability to repay our debt depends upon the performance of our subsidiaries and their ability to dividend or distribute funds to us. We and our subsidiaries may not be able to maintain a level of cash flows sufficient to permit us and our subsidiaries to pay the principal, premium, if any, and interest on our respective indebtedness.

For the year ended December 31, 2011, our earnings were not sufficient to cover fixed charges by $402.4 million and, for the year ended December 31, 2010, our earnings were not sufficient to cover fixed charges by $617.5 million.

If our and our subsidiaries’ cash flows and capital resources are insufficient to fund our respective debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to take any of these actions, and these actions may not be successful or permit us to meet the scheduled debt service obligations. Furthermore, these actions may not be permitted under the terms of existing or future debt agreements.

The ability to restructure or refinance the debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and increase debt service obligations and may require us and our subsidiaries to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. These alternative measures may not be successful and may not permit us or our subsidiaries to meet scheduled debt service obligations. If we and our subsidiaries cannot make scheduled payments on indebtedness, we or our subsidiaries, as applicable, will be in default under one or more of the debt agreements and, as a result we could be forced into bankruptcy or liquidation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Intentionally omitted in accordance with General Instruction H(2)(b) of Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Intentionally omitted in accordance with General Instruction H(2)(b) of Form 10-Q.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
4.1	Indenture with respect to 7.625% Series A Senior Subordinated Notes due 2020, dated as of March 15, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on March 16, 2012).

4.2	Indenture with respect to 7.625% Series B Senior Subordinated Notes due 2020, dated as of March 15, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on March 16, 2012).

4.3	Exchange and Registration Rights Agreement with respect to 7.625% Series A Senior Subordinated Notes due 2020, dated March 15, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and Goldman, Sachs & Co. on behalf of each of the initial purchasers of the notes (Incorporated by reference to Exhibit 4.3 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on March 16, 2012).

4.4	Exchange and Registration Rights Agreement with respect to 7.625% Series B Senior Subordinated Notes due 2020, dated March 15, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and Goldman, Sachs & Co. on behalf of each of the initial purchasers of the notes (Incorporated by reference to Exhibit 4.4 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on March 16, 2012).

10.1	Summary Description of 2012 Supplemental Incentive Plan (Incorporated by reference to Exhibit 10.1 to CC Media Holdings, Inc.’s Current Report on Form 8-K filed on February 23, 2012).

10.2	First Amendment dated February 23, 2012 to Amended and Restated Employment Agreement by and between Clear Channel Broadcasting, Inc. and John E. Hogan dated November 15, 2010 (Incorporated by reference to Exhibit 10.2 to CC Media Holdings, Inc.’s Current Report on Form 8-K filed on February 23, 2012).

10.3	Form of Restricted Stock Unit Agreement under the Clear Channel Outdoor Holdings, Inc. 2005 Stock Incentive Plan, dated March 26, 2012, between Robert H. Walls, Jr. and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.3 to the CC Media Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.4	Severance Agreement and General Release, dated January 20, 2012, between Ronald Cooper and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.53 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2011).

31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

101***	Interactive Data Files.

*	Filed herewith.
**	Furnished herewith.
***	In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL COMMUNICATIONS, INC.

May 4, 2012	/s/ SCOTT D. HAMILTON
Scott D. Hamilton
Senior Vice President, Chief Accounting Officer and Assistant Secretary