Form 10-Q
period 2012-06-30
CLEAR CHANNEL COMMUNICATIONS INC
filed 2012-08-02
CIK 739708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

                                   ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

                                   ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

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

                    Yes [  ] No [X]

                    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                      Class                                                                                                                           Outstanding at July 31, 2012

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

CLEAR CHANNEL COMMUNICATIONS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS OF CLEAR CHANNEL CAPITAL I, LLC

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	June 30,
	2012	December 31,
	(Unaudited)	2011
CURRENT ASSETS
Cash and cash equivalents	$1,316,516	$1,228,682
Accounts receivable, net	1,371,276	1,399,135
Other current assets	368,079	357,468
Total Current Assets	3,055,871	2,985,285

PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,920,953	1,950,437
Other property, plant and equipment, net	1,100,595	1,112,890

INTANGIBLE ASSETS AND GOODWILL
Definite-lived intangibles, net	1,882,905	2,017,760
Indefinite-lived intangibles	3,515,666	3,517,071
Goodwill	4,183,156	4,186,718

OTHER ASSETS
Other assets	792,676	771,878
Total Assets	$16,451,822	$16,542,039

CURRENT LIABILITIES
Accounts payable and accrued expenses	$793,430	$856,727
Accrued interest	155,567	160,361
Current portion of long-term debt	323,528	268,638
Deferred income	212,412	143,236
Total Current Liabilities	1,484,937	1,428,962

Long-term debt	20,391,288	19,938,531
Deferred income taxes	1,823,695	1,938,599
Other long-term liabilities	613,845	707,888

Commitments and contingent liabilities (Note 6)

MEMBER'S DEFICIT
Noncontrolling interest	291,449	521,794
Member's interest	2,128,381	2,129,575
Retained deficit	(10,039,921)	(9,857,267)
Accumulated other comprehensive loss	(241,852)	(266,043)
Total Member's Deficit	(7,861,943)	(7,471,941)

Total Liabilities and Member's Deficit	$16,451,822	$16,542,039

See Notes to Consolidated Financial Statements

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenue	$1,602,494	$1,604,386	$2,963,217	$2,925,212
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	607,095	630,015	1,221,529	1,214,084
Selling, general and administrative expenses (excludes depreciation and
amortization)	398,123	420,436	821,751	793,146
Corporate expenses (excludes depreciation and amortization)	71,158	56,486	140,356	108,833
Depreciation and amortization	181,839	189,641	357,205	373,352
Other operating income - net	1,917	3,229	5,041	19,943
Operating income	346,196	311,037	427,417	455,740
Interest expense	385,867	358,950	759,883	728,616
Equity in earnings of nonconsolidated affiliates	4,696	5,271	8,251	8,246
Other expense - net	(1,397)	(4,517)	(17,670)	(6,553)
Loss before income taxes	(36,372)	(47,159)	(341,885)	(271,183)
Income tax benefit	8,663	9,184	166,061	101,845
Consolidated net loss	(27,709)	(37,975)	(175,824)	(169,338)
Less amount attributable to noncontrolling interest	11,316	15,204	6,830	15,673
Net loss attributable to the Company	$(39,025)	$(53,179)	$(182,654)	$(185,011)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(40,380)	36,565	(3,291)	75,872
Unrealized gain on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	(11,317)	11,057	731	14,009
Unrealized holding gain (loss) on cash flow derivatives	15,935	(1,399)	24,514	11,943
Reclassification adjustment	91	59	154	148
Other comprehensive income (loss)	(35,671)	46,282	22,108	101,972
Comprehensive loss	(74,696)	(6,897)	(160,546)	(83,039)
Less amount attributable to noncontrolling interest	(5,738)	6,435	(2,083)	13,133
Comprehensive loss attributable to the Company	$(68,958)	$(13,332)	$(158,463)	$(96,172)

See Notes to Consolidated Financial Statements

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Consolidated net loss	$(175,824)	$(169,338)

Reconciling items:
Depreciation and amortization	357,205	373,352
Deferred taxes	(123,582)	(90,895)
Gain on disposal of operating assets	(5,041)	(19,943)
Loss on extinguishment of debt	15,167	5,721
Provision for doubtful accounts	8,271	8,300
Share-based compensation	12,712	8,029
Equity in earnings of nonconsolidated affiliates	(8,251)	(8,246)
Amortization of deferred financing charges and note discounts, net	84,132	100,233
Other reconciling items – net	10,119	13,998
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	15,608	(18,262)
Increase in deferred income	67,345	61,427
Decrease in accrued expenses	(33,690)	(108,083)
Decrease in accounts payable and other liabilities	(76,648)	(74,089)
Increase (decrease) in accrued interest	(4,791)	20,240
Changes in other operating assets and liabilities, net of effects of
acquisitions and dispositions	(26,126)	(38,944)
Net cash provided by operating activities	116,606	63,500

Cash flows from investing activities:
Purchases of property, plant and equipment	(174,292)	(140,452)
Purchases of other operating assets	(18,636)	(37,962)
Proceeds from disposal of assets	11,284	48,116
Change in other – net	(9,488)	856
Net cash used for investing activities	(191,132)	(129,442)

Cash flows from financing activities:
Draws on credit facilities	606,861	10,000
Payments on credit facilities	(1,920,013)	(958,074)
Proceeds from long-term debt	2,200,000	1,726,254
Payments on long-term debt	(437,182)	(1,362,496)
Dividends paid	(244,734)	-
Deferred financing charges	(40,002)	(46,597)
Change in other – net	(2,570)	(4,915)
Net cash provided by (used for) financing activities	162,360	(635,828)

Net increase (decrease) in cash and cash equivalents	87,834	(701,770)

Cash and cash equivalents at beginning of period	1,228,682	1,920,926

Cash and cash equivalents at end of period	$1,316,516	$1,219,156

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

The accompanying consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the SEC, and in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year.  The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the period ended March 31, 2012.

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

During the first quarter of 2012, and in connection with the appointment of the new chief executive officer of the Company’s indirect subsidiary, Clear Channel Outdoor Holdings, Inc.  (“CCOH”), the Company reevaluated its segment reporting and determined that its Latin American operations were more appropriately aligned with the operations of its International outdoor advertising segment.  As a result, the operations of Latin America are no longer reflected within the Company’s Americas outdoor advertising segment and are currently included in the results of its International outdoor advertising segment.  Accordingly, the Company has restated the corresponding segment disclosures for prior periods.

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

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL

Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets at June 30, 2012 and December 31, 2011, respectively.

(In thousands)	June 30,	December 31,
	2012	2011
Land, buildings and improvements	$670,122	$657,346
Structures	2,858,625	2,783,434
Towers, transmitters and studio equipment	411,577	400,832
Furniture and other equipment	387,204	365,137
Construction in progress	75,128	68,658
	4,402,656	4,275,407
Less: accumulated depreciation	1,381,108	1,212,080
Property, plant and equipment, net	$3,021,548	$3,063,327

Definite-lived Intangible Assets

The Company has definite-lived intangible assets which consist primarily of transit and street furniture contracts, talent and representation contracts, and customer and advertiser relationships, all of which are amortized over the respective lives of the agreements, or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows.  The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived intangible assets.  These assets are recorded at cost.

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at June 30, 2012 and December 31, 2011, respectively:

(In thousands)	June 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor contractual rights	$779,418	$(365,941)	$773,238	$(329,563)
Customer / advertiser relationships	1,210,245	(466,635)	1,210,269	(409,794)
Talent contracts	349,046	(161,833)	347,489	(139,154)
Representation contracts	243,936	(154,478)	237,451	(137,058)
Other	561,619	(112,472)	560,978	(96,096)
Total	$3,144,264	$(1,261,359)	$3,129,425	$(1,111,665)

Total amortization expense related to definite-lived intangible assets was $76.2 million and $80.4 million for the three months ended June 30, 2012 and 2011, respectively, and $151.5 million and $159.5 million for the six months ended June 30, 2012 and 2011, respectively.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2013	$283,193
2014	263,354
2015	237,112
2016	222,565
2017	194,814

Indefinite-lived Intangible Assets

The Company’s indefinite-lived intangible assets consist of Federal Communications Commission (“FCC”) broadcast licenses in its Media and Entertainment (“CCME”) segment and billboard permits in its Americas outdoor advertising (“Americas outdoor”) segment. Due to significant differences in both business practices and regulations, billboards in the International outdoor segment are subject to long-term, finite contracts unlike the Company’s permits in the United States and Canada. Accordingly, there are no indefinite-lived assets in the International outdoor segment. The Company’s indefinite-lived intangible assets are as follows:

(In thousands)	June 30,	December 31,
	2012	2011
FCC broadcast licenses	$2,409,401	$2,411,367
Billboard permits	1,106,265	1,105,704
Total indefinite-lived intangible assets	$3,515,666	$3,517,071

Goodwill

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments.

(In thousands)	CCME	Americas Outdoor Advertising	International Outdoor Advertising	Other	Consolidated
Balance as of December 31, 2010	$3,140,198	$571,932	$290,310	$116,886	$4,119,326
Impairment	-	-	(1,146)	-	(1,146)
Acquisitions	82,844	-	2,995	212	86,051
Dispositions	(10,542)	-	-	-	(10,542)
Foreign currency	-	-	(6,898)	-	(6,898)
Other	(73)	-	-	-	(73)
Balance as of December 31, 2011	$3,212,427	$571,932	$285,261	$117,098	$4,186,718
Acquisitions	188	-	-	51	239
Dispositions	(445)	-	-	-	(445)
Foreign currency	-	-	(3,325)	-	(3,325)
Other	(31)	-	-	-	(31)
Balance as of June 30, 2012	$3,212,139	$571,932	$281,936	$117,149	$4,183,156

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 3 – LONG-TERM DEBT

Long-term debt at June 30, 2012 and December 31, 2011 respectively, consisted of the following:

(In thousands)	June 30,	December 31,
	2012	2011
Senior Secured Credit Facilities:
Term Loan Facilities (1)	$10,328,873	$10,493,847
Revolving Credit Facility Due 2014	10,000	1,325,550
Delayed Draw Term Loan Facilities Due 2016	961,407	976,776
Receivables Based Facility Due 2014	-	-
Priority Guarantee Notes Due 2021	1,750,000	1,750,000
Other Secured Subsidiary Long-term Debt	27,187	30,976
Total Consolidated Secured Debt	13,077,467	14,577,149

Senior Cash Pay Notes Due 2016	796,250	796,250
Senior Toggle Notes Due 2016	829,831	829,831
Clear Channel Senior Notes (2)	1,748,564	1,998,415
Subsidiary Senior Notes Due 2017	2,500,000	2,500,000
Subsidiary Senior Subordinated Notes Due 2020	2,200,000	-
Other Subsidiary Debt	19,250	19,860
Purchase accounting adjustments and original issue discount	(456,546)	(514,336)
	20,714,816	20,207,169
Less: current portion	323,528	268,638
Total long-term debt	$20,391,288	$19,938,531

(1) Term Loan Facilities mature at various dates from 2014 through 2016.
(2) Clear Channel’s Senior Notes mature at various dates from 2013 through 2027.

The Company’s weighted average interest rate at June 30, 2012 was 6.5%.  The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $17.6 billion and $16.2 billion at June 30, 2012 and December 31, 2011, respectively.

Subsidiary Senior Subordinated Notes Issuance

During the first quarter of 2012, the Company’s indirect subsidiary, Clear Channel Worldwide Holdings, Inc. (“CCWH”) issued $275.0 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 and $1,925.0 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (collectively, the “Subordinated Notes”).  Interest on the Subordinated Notes is payable to the trustee weekly in arrears and to the noteholders on March 15 and September 15 of each year, beginning on September 15, 2012.

The Subordinated Notes are CCWH’s senior subordinated obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by CCOH, its wholly-owned subsidiary Clear Channel Outdoor, Inc. (“CCOI”), and certain of CCOH’s other domestic subsidiaries (collectively, the “Guarantors”). The Subordinated Notes are unsecured senior subordinated obligations that rank junior to all of CCWH’s existing and future senior debt, including CCWH’s outstanding senior notes, equally with any of CCWH’s existing and future senior subordinated debt and ahead of all of CCWH’s existing and future debt that expressly provides that it is subordinated to the Subordinated Notes. The guarantees of the Subordinated Notes rank junior to each Guarantor’s existing and future senior debt, including CCWH’s outstanding senior notes, equally with each Guarantor’s existing and future senior subordinated debt and ahead of each Guarantor’s existing and future debt that expressly provides that it is subordinated to the guarantees of the Subordinated Notes.

The Company capitalized $40.0 million in fees and expenses associated with the Subordinated Notes offering and is amortizing them through interest expense over the life of the Subordinated Notes.

With the proceeds of the Subordinated Notes (net of the initial purchasers’ discount of $33.0 million), CCWH loaned an aggregate amount equal to $2,167.0 million to CCOI. CCOI paid all other fees and expenses of the offering using cash on hand and, with the proceeds of the loans, made a special cash dividend to CCOH, which in turn made a special cash dividend on March 15, 2012 in an amount equal to $6.0832 per share to its Class A and Class B stockholders of record at the close of business on March 12, 2012, including Clear Channel Holdings, Inc. (“CC Holdings”) and CC Finco, LLC (“CC Finco”), both wholly-owned subsidiaries of the Company.   Of the $2,170.4 million special cash dividend paid by CCOH, an aggregate of $1,925.7 million was distributed to CC Holdings and CC Finco, with the remaining $244.7 million distributed to other stockholders.  As a result, the Company recorded a reduction of $244.7 million in “Noncontrolling interest” on the consolidated balance sheet.

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

Debt Repayments, Maturities and Other

In connection with the issuance of the Subordinated Notes, CCOH paid a special cash dividend equal to $2,170.4 million to its Class A and Class B stockholders, consisting of $1,925.7 million distributed to CC Holdings and CC Finco and $244.7 million distributed to other stockholders. In connection with the Subordinated Notes issuance and the dividend paid by CCOH during the first quarter of 2012, Clear Channel repaid indebtedness under its senior secured credit facilities in an amount equal to the aggregate amount of dividend proceeds distributed to CC Holdings and CC Finco, or $1,925.7 million.  Of this amount, a prepayment of $1,918.1 million was applied to indebtedness outstanding under Clear Channel’s revolving credit facility, thus permanently reducing the revolving credit commitments under Clear Channel’s revolving credit facility to $10.0 million.  The remaining $7.6 million prepayment was allocated on a pro rata basis to Clear Channel’s term loan facilities.

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

(In millions)	Tranche A Term	Tranche B Term	Tranche C Term	Delayed Draw 2	Delayed Draw 3
Year	Loan*	Loan**	Loan**	Term Loan**	Term Loan**
2013	$71.4	-	$2.8	-	-
2014	$998.6	-	$7.0	-	-
2015	-	-	$3.4	-	-
2016	-	$8,598.5	$647.2	$559.6	$401.8
Total	$1,070.0	$8,598.5	$660.4	$559.6	$401.8

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

During the first quarter of 2012, Clear Channel repaid its 5.0% senior notes at maturity for $249.9  million (net of $50.1 million principal amount repaid to a subsidiary of Clear Channel with respect to notes repurchased and held by such entity), plus accrued interest, using a portion of the proceeds from the 2011 offering of the Additional Notes, along with cash  on hand.

During the first six months of 2011, Clear Channel repaid its 6.25% senior notes at maturity for $692.7 million (net of $57.3 million principal amount repaid to a subsidiary of Clear Channel with respect to notes repurchased and held by such entity), plus accrued interest, using a portion of the proceeds from the 2011 offering of the Initial Notes, along with available cash on hand. Clear Channel also repaid its 4.4% senior notes at maturity for $140.2 million (net of $109.8 million principal amount repaid to a subsidiary of Clear Channel with respect to notes repurchased and held by such entity), plus accrued interest, with available cash on hand.  Prior to, and in connection with the Additional Notes offering, Clear Channel repaid all amounts outstanding under its receivables based credit facility on June 8, 2011, using cash on hand. This voluntary repayment did not reduce the commitments under this facility and Clear Channel may reborrow amounts under this facility at any time.  In addition, on June 27, 2011, Clear Channel made a voluntary payment of $500.0 million on its revolving credit facility.

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

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Income Tax Benefit

The Company’s income tax benefit for the three and six months ended June 30, 2012 and 2011, respectively, consisted of the following components:

(In thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Current tax benefit (expense)	$(16,481)	$(21,045)	$42,479	$10,950
Deferred tax benefit	25,144	30,229	123,582	90,895
Income tax benefit	$8,663	$9,184	$166,061	$101,845

The effective tax rate for the three and six months ended June 30, 2012 was 23.8% and 48.6%, respectively.  The effective tax rate for the three months ended June 30, 2012 was primarily impacted by the Company’s inability to record tax benefits for tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future periods.  The effective tax rate for the six months ended June 30, 2012 was primarily impacted by the completion of income tax examinations in various jurisdictions during the period which resulted in a reduction to income tax expense of approximately $61.0 million.

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

During the six months ended June 30, 2012 and 2011, cash paid for interest and income taxes, net of income tax refunds of $0.9 million and $1.2 million, respectively, was as follows:

(In thousands)	Six Months Ended June 30,
	2012	2011
Interest	$682,608	$610,549
Income taxes	37,764	62,080

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

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The cost, unrealized holding gains or losses, and fair value of the Company’s investments at June 30, 2012 and December 31, 2011 are as follows:

(In thousands)	June 30,	December 31,
	2012	2011
Cost	$7,786	$7,786
Gross unrealized losses	-	-
Gross unrealized gains	66,373	65,214
Fair value	$74,159	$73,000

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

The Company entered into the swap to effectively convert a portion of its floating-rate debt to a fixed basis, thus reducing the impact of interest rate changes on future interest expense.  The interest rate swap agreement matures in September 2013.

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

The Company continually monitors its positions with, and credit quality of, the financial institution which is counterparty to its interest rate swap. The Company may be exposed to credit loss in the event of nonperformance by the counterparty to the interest rate swap. However, the Company considers this risk to be low. If a derivative instrument no longer qualifies as a cash flow hedge, hedge accounting is discontinued and the gain or loss that was recorded in other comprehensive income is recognized in income.

The fair value of the Company’s $2.5 billion notional amount interest rate swap designated as a hedging instrument and recorded in “Other long-term liabilities” was $121.0 million and $159.1 million at June 30, 2012 and December 31, 2011, respectively.

The following table details the beginning and ending accumulated other comprehensive loss and the current period activity related to the interest rate swap agreement:

(In thousands)	Accumulated other comprehensive loss
Balance at December 31, 2011	$100,292
Other comprehensive income	(24,514)
Balance at June 30, 2012	$75,778

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Other Comprehensive Income (Loss)

The following table discloses the amount of income tax (asset) liability allocated to each component of other comprehensive income (loss) for the three and six months ended June 30, 2012 and 2011, respectively:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Foreign currency translation adjustments	$884	$-	$(1,350)	$-
Unrealized holding gain (loss) on marketable securities	6,588	(12,643)	(429)	(13,772)
Unrealized holding gain (loss) on cash flow derivatives	(8,480)	835	(13,600)	(7,129)
Total income tax benefit	$(1,008)	$(11,808)	$(15,379)	$(20,901)

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

Brazil Litigation

On or about July 12, 2006 and April 12, 2007, two of the Company’s operating businesses (L&C Outdoor Ltda. (“L&C”) and Publicidad Klimes São Paulo Ltda. (“Klimes”), respectively) in the São Paulo, Brazil market received notices of infraction from the state taxing authority, seeking to impose a value added tax (“VAT”) on such businesses, retroactively for the period from December 31, 2001 through January 31, 2006. The taxing authority contends that these businesses fall within the definition of “communication services” and as such are subject to the VAT. L&C and Klimes filed separate petitions to challenge the imposition of this tax.

On August 8, 2011, Brazil’s National Council of Fiscal Policy (CONFAZ) published a convenio authorizing sixteen states, including the State of São Paulo, to issue an amnesty that would reduce the principal amount of VAT allegedly owed and reduce or waive related interest and penalties.  The State of São Paulo ratified the amnesty in late August 2011.   On May 10, 2012, the State of São Paulo published an amnesty decree that mirrors the convenio.  Klimes and L&C accepted the amnesty on May 24, 2012 by making the aggregate required payment of $10.9 million. On that same day, Klimes and L&C filed petitions to discontinue the tax litigation based on the amnesty payments.

Guarantees

As of June 30, 2012, Clear Channel had outstanding surety bonds and commercial standby letters of credit of $50.1 million and $140.2 million, respectively, of which $67.5 million of letters of credit were cash secured.  Letters of credit in the amount of $9.1 million are collateral in support of surety bonds and these amounts would only be drawn under the letter of credit in the event the associated surety bonds were funded and Clear Channel did not honor its reimbursement obligation to the issuers. These letters of credit and surety bonds relate to various operational matters including insurance, bid, and performance bonds as well as other items.

As of June 30, 2012, Clear Channel had outstanding bank guarantees of $51.7 million related to international subsidiaries, of which $4.4 million were backed by cash collateral.

NOTE 7 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Clear Channel is a party to a management agreement with certain affiliates , the Sponsors,  and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018.  These agreements require

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses.  For the three months ended June 30, 2012 and 2011, the Company recognized management fees and reimbursable expenses of $4.0 million and $4.2 million, respectively. For the six months ended June 30, 2012 and 2011, the Company recognized management fees and reimbursable expenses of $8.0  million and $8.0  million, respectively.

NOTE 8 – EQUITY AND COMPREHENSIVE INCOME (LOSS)

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity.  The following table shows the changes in equity attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2012	$(7,993,735)	$521,794	$(7,471,941)
Net income (loss)	(182,654)	6,830	(175,824)
Dividend	-	(244,734)	(244,734)
Foreign currency translation adjustments	(1,190)	(2,101)	(3,291)
Unrealized holding gain on marketable securities	730	1	731
Unrealized holding gain on cash flow derivatives	24,514	-	24,514
Reclassification adjustment	137	17	154
Other - net	(1,194)	9,642	8,448
Balances at June 30, 2012	$(8,153,392)	$291,449	$(7,861,943)

Balances at January 1, 2011	$(7,695,606)	$490,920	$(7,204,686)
Net income (loss)	(185,011)	15,673	(169,338)
Foreign currency translation adjustments	62,817	13,055	75,872
Unrealized holding gain on marketable securities	13,949	60	14,009
Unrealized holding gain on cash flow derivatives	11,943	-	11,943
Reclassification adjustment	131	17	148
Other - net	(657)	2,684	2,027
Balances at June 30, 2011	$(7,792,434)	$522,409	$(7,270,025)

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

NOTE 9 – SEGMENT DATA

The Company’s reportable segments, which it believes best reflect how the Company is currently managed, are CCME, Americas outdoor advertising and International outdoor advertising.  Revenue and expenses earned and charged between segments are recorded at fair value and eliminated in consolidation.  The CCME segment provides media and entertainment services via broadcast and digital delivery and also includes the Company’s national syndication business.  The Americas outdoor advertising segment consists of operations primarily in the United States and Canada.  The International outdoor advertising segment primarily includes operations in Europe, Asia and Latin America.  The Americas outdoor and International outdoor display inventory consists primarily of billboards, street furniture displays and transit displays.  The Other category includes the Company’s media representation business  as well as other general support services and initiatives which are ancillary to the Company’s other businesses.  Corporate includes infrastructure and support, including information technology, human resources, legal, finance and administrative functions of each of the Company’s operating segments, as well as overall executive, administrative and support functions. Share-based payments are recorded by each segment in direct operating and selling, general and administrative expenses.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

During the first quarter of 2012, the Company revised its segment reporting, as discussed in Note 1.  The following table presents the Company’s reportable segment results for the three and six months ended June 30, 2012 and 2011.

(In thousands)	CCME	Americas Outdoor Advertising	International Outdoor Advertising	Other	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended June 30, 2012
Revenue	$793,039	$320,678	$440,648	$64,144	$-	$(16,015)	$1,602,494
Direct operating expenses	196,348	143,185	263,710	5,787	-	(1,935)	607,095
Selling, general and administrative expenses	243,157	44,699	87,586	36,761	-	(14,080)	398,123
Depreciation and amortization	67,923	48,567	50,710	11,355	3,284	-	181,839
Corporate expenses	-	-	-	-	71,158	-	71,158
Other operating income - net	-	-	-	-	1,917	-	1,917
Operating income (loss)	$285,611	$84,227	$38,642	$10,241	$(72,525)	$-	$346,196

Intersegment revenues	$-	$-	$-	$16,015	$-	$-	$16,015
Capital expenditures	$16,674	$33,780	$39,247	$6,617	$5,327	$-	$101,645
Share-based compensation expense	$1,202	$1,240	$874	$-	$2,499	$-	$5,815
Three Months Ended June 30, 2011
Revenue	$771,744	$318,217	$470,991	$59,172	$-	$(15,738)	$1,604,386
Direct operating expenses	211,368	141,010	274,462	6,984	-	(3,809)	630,015
Selling, general and administrative expenses	252,581	49,035	93,902	36,847	-	(11,929)	420,436
Depreciation and amortization	69,033	50,322	55,278	12,809	2,199	-	189,641
Corporate expenses	-	-	-	-	56,486	-	56,486
Other operating income - net	-	-	-	-	3,229	-	3,229
Operating income (loss)	$238,762	$77,850	$47,349	$2,532	$(55,456)	$-	$311,037

Intersegment revenues	$-	$745	$-	$14,993	$-	$-	$15,738
Capital expenditures	$10,424	$34,562	$23,979	$1,004	$6,514	$-	$76,483
Share-based compensation expense	$882	$1,674	$701	$-	$2,481	$-	$5,738
Six Months Ended June 30, 2012
Revenue	$1,464,549	$600,829	$811,780	$115,842	$-	$(29,783)	$2,963,217
Direct operating expenses	412,727	287,595	513,353	12,326	-	(4,472)	1,221,529
Selling, general and administrative expenses	484,130	97,278	188,156	77,498	-	(25,311)	821,751
Depreciation and amortization	134,979	91,525	99,745	24,208	6,748	-	357,205
Corporate expenses	-	-	-	-	140,356	-	140,356
Other operating income - net	-	-	-	-	5,041	-	5,041
Operating income (loss)	$432,713	$124,431	$10,526	$1,810	$(142,063)	$-	$427,417

Intersegment revenues	$-	$770	$-	$29,013	$-	$-	$29,783
Capital expenditures	$26,826	$59,116	$66,909	$9,005	$12,436	$-	$174,292
Share-based compensation expense	$2,416	$3,172	$2,083	$-	$5,041	$-	$12,712

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	CCME	Americas Outdoor Advertising	International Outdoor Advertising	Other	Corporate and other reconciling items	Eliminations	Consolidated
Six Months Ended June 30, 2011
Revenue	$1,404,709	$587,918	$851,504	$110,435	$-	$(29,354)	$2,925,212
Direct operating expenses	400,613	276,960	529,892	14,169	-	(7,550)	1,214,084
Selling, general and administrative expenses	474,713	98,593	167,524	74,120	-	(21,804)	793,146
Depreciation and amortization	133,489	98,944	108,986	26,094	5,839	-	373,352
Corporate expenses	-	-	-	-	108,833	-	108,833
Other operating income - net	-	-	-	-	19,943	-	19,943
Operating income (loss)	$395,894	$113,421	$45,102	$(3,948)	$(94,729)	$-	$455,740

Intersegment revenues	$-	$1,688	$-	$27,666	$-	$-	$29,354
Capital expenditures	$23,663	$65,477	$39,102	$3,126	$9,084	$-	$140,452
Share-based compensation expense	$2,436	$3,842	$1,604	$-	$147	$-	$8,029

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 10 – GUARANTOR SUBSIDIARIES

The Company and certain of Clear Channel’s direct and indirect wholly-owned domestic subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guaranteed on a joint and several basis certain of Clear Channel’s outstanding indebtedness. The following consolidating schedules present financial information on a combined basis in conformity with the SEC’s Regulation S-X Rule 3-10(d):

(In thousands)	As of June 30, 2012
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$-	$-	$524,229	$792,287	$-	$1,316,516
Accounts receivable, net of allowance	-	-	678,657	692,619	-	1,371,276
Intercompany receivables	33,886	4,552,745	139,564	-	(4,726,195)	-
Other current assets	1,564	40,162	114,409	242,272	(30,328)	368,079
Total Current Assets	35,450	4,592,907	1,456,859	1,727,178	(4,756,523)	3,055,871
Property, plant and equipment, net	-	-	805,529	2,216,019	-	3,021,548
Definite-lived intangibles, net	-	-	1,283,723	599,182	-	1,882,905
Indefinite-lived intangibles - licenses	-	-	2,409,401	-	-	2,409,401
Indefinite-lived intangibles - permits	-	-	-	1,106,265	-	1,106,265
Goodwill			3,325,533	857,623	-	4,183,156
Intercompany notes receivable	-	962,000	-	-	(962,000)	-
Long-term intercompany notes receivable	-	-	-	712,310	(712,310)	-
Investment in subsidiaries	(8,467,018)	3,563,735	635,292	364,215	4,270,299	366,523
Other assets	-	136,371	277,692	612,275	(600,185)	426,153
Total Assets	$(8,431,568)	$9,255,013	$10,194,029	$8,195,067	$(2,760,719)	$16,451,822

Accounts payable and accrued expenses	$(989)	$(88,826)	$305,110	$578,135	$-	$793,430
Accrued interest	-	183,138	-	2,757	(30,328)	155,567
Intercompany payable	-	-	4,586,631	139,564	(4,726,195)	-
Current portion of long-term debt	-	300,275	202	23,051	-	323,528
Deferred income	-	-	63,074	149,338	-	212,412
Total Current Liabilities	(989)	394,587	4,955,017	892,845	(4,756,523)	1,484,937
Long-term debt	-	16,531,642	4,000	4,719,185	(863,539)	20,391,288
Long-term intercompany payable	-	712,310	-	-	(962,000)	(249,690)
Intercompany long-term debt	-	-	962,000	-	(712,310)	249,690
Deferred income taxes	(14,460)	(65,653)	1,069,283	831,889	2,636	1,823,695
Other long-term liabilities	-	149,145	180,495	284,205	-	613,845
Total member's interest (deficit)	(8,416,119)	(8,467,018)	3,023,234	1,466,943	4,531,017	(7,861,943)
Total Liabilities and Member's Equity	$(8,431,568)	$9,255,013	$10,194,029	$8,195,067	$(2,760,719)	$16,451,822

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	As of December 31, 2011
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$-	$1	$461,572	$767,109	$-	$1,228,682
Accounts receivable, net of allowance	-	-	694,548	704,587	-	1,399,135
Intercompany receivables (1)	30,270	4,824,634	-	-	(4,854,904)	-
Other current assets	2,251	46,018	107,564	277,695	(76,060)	357,468
Total Current Assets	32,521	4,870,653	1,263,684	1,749,391	(4,930,964)	2,985,285
Property, plant and equipment, net	-	-	815,245	2,248,082	-	3,063,327
Definite-lived intangibles, net	-	-	1,389,935	627,825	-	2,017,760
Indefinite-lived intangibles - licenses	-	-	2,411,367	-	-	2,411,367
Indefinite-lived intangibles - permits	-	-	-	1,105,704	-	1,105,704
Goodwill	-	-	3,325,771	860,947	-	4,186,718
Intercompany notes receivable	-	962,000	-	-	(962,000)	-
Long-term intercompany receivable	-	-	-	656,040	(656,040)	-
Investment in subsidiaries	(8,342,987)	5,234,229	2,844,451	-	264,307	-
Other assets	-	167,337	254,435	907,567	(557,461)	771,878
Total Assets	$(8,310,466)	$11,234,219	$12,304,888	$8,155,556	$(6,842,158)	$16,542,039

Accounts payable and accrued expenses	$(641)	$(61,478)	$292,368	$626,478	$-	$856,727
Accrued interest	-	189,144	(1)	2,277	(31,059)	160,361
Intercompany payable	-	-	4,743,944	110,960	(4,854,904)	-
Current portion of long-term debt	-	243,927	905	23,806	-	268,638
Deferred income	-	-	50,416	92,820	-	143,236
Total Current Liabilities	$(641)	$371,593	$5,087,632	$856,341	$(4,885,963)	$1,428,962
Long-term debt	-	18,305,183	3,321	2,522,103	(892,076)	19,938,531
Long-term intercompany payable	-	655,930	110	-	(656,040)	-
Intercompany long-term debt	-	-	962,000	-	(962,000)	-
Deferred income taxes	(13,845)	39,173	1,055,533	858,908	(1,170)	1,938,599
Other long-term liabilities	-	205,327	220,546	282,015	-	707,888
Total member's interest (deficit)	(8,295,980)	(8,342,987)	4,975,746	3,636,189	555,091	(7,471,941)
Total Liabilities and Member's Equity	$(8,310,466)	$11,234,219	$12,304,888	$8,155,556	$(6,842,158)	$16,542,039

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Three Months Ended June 30, 2012
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$-	$-	$837,611	$768,039	$(3,156)	$1,602,494
Operating expenses:
Direct operating expenses	-	-	199,687	409,186	(1,778)	607,095
Selling, general and administrative expenses	-	-	263,719	135,782	(1,378)	398,123
Corporate expenses	2,769	-	40,551	27,838	-	71,158
Depreciation and amortization	-	-	81,831	100,008	-	181,839
Other operating income (expense) – net	-	-	(829)	2,746	-	1,917
Operating income (loss)	(2,769)	-	250,994	97,971	-	346,196
Interest expense – net	-	315,544	5,755	47,406	17,162	385,867
Equity in earnings (loss) of nonconsolidated affiliates	(20,107)	177,600	(4,950)	4,802	(152,649)	4,696
Other income (expense) – net	-	-	200	(1,597)	-	(1,397)
Income (loss) before income taxes	(22,876)	(137,944)	240,489	53,770	(169,811)	(36,372)
Income tax benefit (expense)	1,013	117,837	(85,041)	(25,146)	-	8,663
Consolidated net income (loss)	(21,863)	(20,107)	155,448	28,624	(169,811)	(27,709)
Less amount attributable to noncontrolling interest	-	-	2,548	8,768	-	11,316
Net income (loss) attributable to the Company	$(21,863)	$(20,107)	$152,900	$19,856	$(169,811)	$(39,025)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	(307)	(40,073)	-	(40,380)
Unrealized gain (loss) on securities and derivatves:
Unrealized holding gain (loss) on marketable securities	-	-	(11,038)	(2,208)	1,929	(11,317)
Unrealized holding loss on cash flow derivatives	-	15,935	-	-	-	15,935
Reclassification adjustment	2	(2)	(1)	91	1	91
Equity in subsidiary comprehensive income (loss)	(31,865)	(47,798)	(40,644)	-	120,307	-
Comprehensive income (loss)	(53,726)	(51,972)	100,910	(22,334)	(47,574)	(74,696)
Less amount attributable to noncontrolling interest	-	-	(4,192)	(1,546)	-	(5,738)
Comprehensive income (loss) attributable to the Company	$(53,726)	$(51,972)	$105,102	$(20,788)	$(47,574)	$(68,958)

(In thousands)	Three Months Ended June 30, 2011
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$-	$-	$784,493	$824,499	$(4,606)	$1,604,386
Operating expenses:						-
Direct operating expenses	-	-	196,499	430,604	2,912	630,015
Selling, general and administrative expenses	-	-	271,223	156,731	(7,518)	420,436
Corporate expenses	2,951	-	30,497	23,038	-	56,486
Depreciation and amortization	-	-	81,306	108,335	-	189,641
Other operating income – net	-	-	(1,071)	4,300	-	3,229
Operating income (loss)	(2,951)	-	203,897	110,091	-	311,037
Interest expense – net	4	332,242	(1,396)	9,544	18,556	358,950
Equity in earnings (loss) of nonconsolidated affiliates	(32,749)	175,700	27,639	5,276	(170,595)	5,271
Other income (expense) – net	-	1	(156)	(4,362)	-	(4,517)
Income (loss) before income taxes	(35,704)	(156,541)	232,776	101,461	(189,151)	(47,159)
Income tax benefit (expense)	1,081	123,792	(76,523)	(39,166)	-	9,184
Consolidated net income (loss)	(34,623)	(32,749)	156,253	62,295	(189,151)	(37,975)
Less amount attributable to noncontrolling interest	-	-	7,687	7,517	-	15,204
Net income (loss) attributable to the Company	$(34,623)	$(32,749)	$148,566	$54,778	$(189,151)	$(53,179)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	331	36,234	-	36,565
Unrealized gain (loss) on securities and derivatves:
Unrealized holding gain (loss) on marketable securities	-	-	13,006	(1,949)	-	11,057
Unrealized holding loss on cash flow derivatives	-	(1,399)	-	-	-	(1,399)
Reclassification adjustment	-	-	-	59	-	59
Equity in subsidiary comprehensive income (loss)	39,847	41,246	30,512	-	(111,605)	-
Comprehensive income (loss)	5,224	7,098	192,415	89,122	(300,756)	(6,897)
Less amount attributable to noncontrolling interest	-	-	2,603	3,832	-	6,435
Comprehensive income (loss) attributable to the Company	$5,224	$7,098	$189,812	$85,290	$(300,756)	$(13,332)

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Six Months Ended June 30, 2012
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$-	$-	$1,545,025	$1,426,235	$(8,043)		$2,963,217
Operating expenses:
Direct operating expenses	-	-	419,516	805,720	(3,707)		1,221,529
Selling, general and administrative expenses	-	-	533,382	292,705	(4,336)		821,751
Corporate expenses	5,469	-	82,739	52,148	-		140,356
Depreciation and amortization	-	-	164,515	192,690	-		357,205
Other operating income (expense) – net	-	-	(1,708)	6,749	-		5,041
Operating income (loss)	(5,469)	-	343,165	89,721	-		427,417
Interest expense – net	-	655,683	11,721	56,729	35,750		759,883
Equity in earnings (loss) of nonconsolidated affiliates	(133,984)	269,726	(47,181)	8,630	(88,940)		8,251
Other income (expense) – net	-	(15,167)	186	6,763	(9,452)		(17,670)
Income (loss) before income taxes	(139,453)	(401,124)	284,449	48,385	(134,142)		(341,885)
Income tax benefit (expense)	2,001	267,140	(72,550)	(30,530)	-		166,061
Consolidated net income (loss)	(137,452)	(133,984)	211,899	17,855	(134,142)		(175,824)
Less amount attributable to noncontrolling interest	-	-	(615)	7,445	-	`	6,830
Net income (loss) attributable to the Company	$(137,452)	$(133,984)	$212,514	$10,410	$(134,142)		$(182,654)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	(467)	(2,824)	-		(3,291)
Unrealized gain (loss) on securities and derivatves:
Unrealized holding gain (loss) on marketable securities	-	-	721	(6,367)	6,377		731
Unrealized holding gain (loss) on cash flow derivatives	-	24,514	-	-	-		24,514
Reclassification adjustment	2	(2)	-	154	-		154
Equity in subsidiary comprehensive income (loss)	17,812	(6,700)	(7,302)	-	(3,810)		-
Comprehensive income (loss)	(119,638)	(116,172)	205,466	1,373	(131,575)		(160,546)
Less amount attributable to noncontrolling interest	-	-	(348)	(1,735)	-		(2,083)
Comprehensive income (loss) attributable to the Company	$(119,638)	$(116,172)	$205,814	$3,108	$(131,575)		$(158,463)

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Six Months Ended June 30, 2011
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$-	$-	$1,453,021	$1,481,574	$(9,383)	$2,925,212
Operating expenses:
Direct operating expenses	-	-	391,958	823,048	(922)	1,214,084
Selling, general and administrative expenses	-	-	514,670	286,937	(8,461)	793,146
Corporate expenses	5,610	-	58,202	45,021	-	108,833
Depreciation and amortization	-	-	162,114	211,238	-	373,352
Other operating income – net	-	-	10,841	9,102	-	19,943
Operating income (loss)	(5,610)	-	336,918	124,432	-	455,740
Interest expense – net	11	677,181	(2,673)	9,494	44,603	728,616
Equity in earnings (loss) of nonconsolidated affiliates	(136,843)	287,470	20,693	8,236	(171,310)	8,246
Other income (expense) – net	-	(5,720)	(362)	(471)	-	(6,553)
Income (loss) before income taxes	(142,464)	(395,431)	359,922	122,703	(215,913)	(271,183)
Income tax benefit (expense)	2,056	258,588	(121,676)	(37,123)	-	101,845
Consolidated net income (loss)	(140,408)	(136,843)	238,246	85,580	(215,913)	(169,338)
Less amount attributable to noncontrolling interest	-	-	9,007	6,666	-	15,673
Net income (loss) attributable to the Company	$(140,408)	$(136,843)	$229,239	$78,914	$(215,913)	$(185,011)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	52	75,820	-	75,872
Unrealized gain (loss) on securities and derivatves:
Unrealized holding gain (loss) on marketable securities	-	-	13,489	520	-	14,009
Unrealized holding loss on cash flow derivatives	-	11,943	-	-	-	11,943
Reclassification adjustment	-	-	-	148	-	148
Equity in subsidiary comprehensive income (loss)	88,839	76,896	70,354	-	(236,089)	-
Comprehensive income (loss)	(51,569)	(48,004)	313,134	155,402	(452,002)	(83,039)
Less amount attributable to noncontrolling interest	-	-	6,999	6,134	-	13,133
Comprehensive income (loss) attributable to the Company	$(51,569)	$(48,004)	$306,135	$149,268	$(452,002)	$(96,172)

(In thousands)	Six Months Ended June 30, 2012
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(137,452)	$(133,984)	$211,899	$17,855	$(134,142)	$(175,824)
Reconciling items:
Depreciation and amortization	-	-	164,515	192,690	-	357,205
Deferred taxes	(616)	(119,595)	21,798	(25,169)	-	(123,582)
Gain on disposal of operating assets	-	-	1,708	(6,749)	-	(5,041)
Loss on extinguishment of debt	-	15,167	-	-	-	15,167
Provision for doubtful accounts	-	-	5,060	3,211	-	8,271
Share-based compensation	-	-	7,356	5,356	-	12,712
Equity in (earnings) loss of nonconsolidated affiliates	133,984	(269,726)	47,181	(8,630)	88,940	(8,251)
Amortization of deferred financing charges and note discounts, net	-	99,759	(2,910)	(48,467)	35,750	84,132
Other reconciling items – net	-	-	922	9,197		10,119
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	-	10,606	5,002	-	15,608
Increase in deferred income	-	-	10,807	56,538	-	67,345
Increase (decrease) in accrued expenses	(349)	(27,349)	16,979	(22,971)	-	(33,690)
Increase (decrease) in accounts payable and other liabilities	-	(17,472)	(44,791)	(14,385)	-	(76,648)
Increase in accrued interest	-	(6,006)	-	484	731	(4,791)
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	687	-	(28,202)	2,120	(731)	(26,126)
Net cash provided by (used for) operating activities	(3,746)	(459,206)	422,928	166,082	(9,452)	116,606
Cash flows from investing activities:
Dividends from subsidiaries	-	1,925,661	1,916,209	-	(3,841,870)	-
Purchases of property, plant and equipment	-	-	(43,260)	(131,032)	-	(174,292)
Purchases of businesses	-	-	(51)	(4,721)	-	(4,772)
Acquisition of operating assets	-	-	(8,755)	(5,109)	-	(13,864)
Proceeds from disposal of assets	-	-	4,089	7,195	-	11,284
Change in other – net	-	-	(6,063)	46,031	(49,456)	(9,488)
Net cash provided by (used for) investing activities	-	1,925,661	1,862,169	(87,636)	(3,891,326)	(191,132)
Cash flows from financing activities:
Draws on credit facilities	-	602,500	-	4,361	-	606,861
Payments on credit facilities	-	(1,918,051)	-	(1,962)	-	(1,920,013)
Intercompany funding	3,746	329,437	(305,507)	(27,676)	-	-
Proceeds from long-term debt	-	-	-	2,200,000	-	2,200,000
Payments on long-term debt	-	(480,342)	(726)	(6,263)	50,149	(437,182)
Dividends paid	-	-	(1,916,207)	(2,179,849)	3,851,322	(244,734)
Deferred financing charges	-	-	-	(40,002)	-	(40,002)
Change in other – net	-	-	-	(1,877)	(693)	(2,570)
Net cash provided by (used for) financing activities	3,746	(1,466,456)	(2,222,440)	(53,268)	3,900,778	162,360

Net increase (decrease) in cash and cash equivalents	-	(1)	62,657	25,178	-	87,834

Cash and cash equivalents at beginning of period	-	1	461,572	767,109	-	1,228,682

Cash and cash equivalents at end of period	$-	$-	$524,229	$792,287	$-	$1,316,516

(In thousands)	Six Months Ended June 30, 2011
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(140,408)	(136,843)	$238,246	$85,580	$(215,913)	$(169,338)
Reconciling items:
Depreciation and amortization	-	-	162,114	211,238	-	373,352
Deferred taxes	(664)	(126,983)	56,461	(19,709)	-	(90,895)
Gain on disposal of operating assets	-	-	(10,841)	(9,102)	-	(19,943)
Loss on extinguishment of debt	-	5,721	-	-	-	5,721
Provision for doubtful accounts	-	-	4,898	3,402	-	8,300
Share-based compensation	-	-	2,603	5,426	-	8,029
Equity in (earnings) loss of non consolidated affiliates	136,843	(287,470)	(20,693)	(8,236)	171,310	(8,246)
Amortization of deferred financing charges and note discounts, net	-	118,079	(2,915)	(59,534)	44,603	100,233
Other reconciling items – net	-	-	449	13,549	-	13,998
Changes in operating assets and liabilities:
Increase in accounts receivable	-	-	(3,965)	(14,297)	-	(18,262)
Increase in deferred income	-	-	12,937	48,490	-	61,427
Increase (decrease) in accrued expenses	-	-	(81,509)	(26,574)	-	(108,083)
Increase (decrease) in accounts payable and other liabilities	-	(5,214)	(61,264)	(7,611)	-	(74,089)
Increase in accrued interest	-	17,916	-	677	1,647	20,240
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	325	13,262	(22,759)	(28,125)	(1,647)	(38,944)
Net cash provided by (used for) operating activities	(3,904)	(401,532)	273,762	195,174	-	63,500
Cash flows from investing activities:
Proceeds from maturity of Clear Channel notes	-	-	-	167,022	(167,022)	-
Purchases of property, plant and equipment	-	-	(33,496)	(106,956)	-	(140,452)
Purchases of businesses	-	-	(211)	(32,970)	-	(33,181)
Acquisition of operating assets	-	-	(947)	(3,834)		(4,781)
Proceeds from disposal of assets	-	-	37,938	10,178	-	48,116
Change in other – net	-	-	62	794	-	856
Net cash provided by (used for) investing activities	-	-	3,346	34,234	(167,022)	(129,442)
Cash flows from financing activities:
Draws on credit facilities	-	10,000	-	-	-	10,000
Payments on credit facilities	-	(956,181)	-	(1,893)	-	(958,074)
Intercompany funding	4,211	1,097,711	(1,055,284)	(46,638)	-	-
Proceeds from long-term debt	-	1,724,650	1,604	-	-	1,726,254
Payments on long-term debt	-	(1,428,051)	(573)	(100,894)	167,022	(1,362,496)
Deferred financing charges	-	(46,597)	-	-	-	(46,597)
Change in other – net	(307)	-	250	(4,858)	-	(4,915)
Net cash provided by (used for) financing activities	3,904	401,532	(1,054,003)	(154,283)	167,022	(635,828)

Net increase (decrease) in cash and cash equivalents	-	-	(776,895)	75,125	-	(701,770)

Cash and cash equivalents at beginning of period	-	1	1,220,362	700,563	-	1,920,926

Cash and cash equivalents at end of period	$-	$1	$443,467	$775,688	$-	$1,219,156

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

Format of Presentation

Management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and related footnotes.  Our discussion is presented on both a consolidated and segment basis.  Our reportable segments are Media and Entertainment (“CCME”), Americas outdoor advertising (“Americas outdoor” or “Americas outdoor advertising”) and International outdoor advertising (“International outdoor” or “International outdoor advertising”).  Our CCME segment provides media and entertainment services via broadcast and digital delivery and also includes our national syndication business.  Our Americas outdoor and International outdoor segments provide outdoor advertising services in their respective geographic regions using various digital and traditional display types. Included in the “Other” segment are our media representation business, Katz Media Group, as well as other general support services and initiatives, which are ancillary to our other businesses.

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

Our advertising revenue for all of our segments is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP, both domestically and internationally. According to the U.S. Department of Commerce, estimated U.S. GDP growth for the second quarter of 2012 was 1.5%. Internationally, our results are impacted by fluctuations in foreign currency exchange rates and economic conditions in the foreign markets in which we have operations.

Executive Summary

The key developments in our business for the three and six months ended June 30, 2012 are summarized below:

•  Consolidated revenue decreased $1.9 million including negative foreign exchange movements of $38.1 million during the three months ended June 30, 2012 and increased $38.0 million, including negative foreign exchange movements of $48.8 million, during the first six months of 2012 compared to the same periods of 2011. Excluding foreign exchange impacts, consolidated revenue increased $36.2 million and $86.8 million, respectively, over the comparable three-month and six-month periods in the prior year.

•  CCME revenue increased $21.3 million and $59.8 million during the three and six months ended June 30, 2012, respectively, compared to the same periods of 2011.

•  Americas outdoor revenue increased $2.5 million and $12.9 million during the three and six months ended June 30, 2012, respectively, compared to the same periods of 2011.

•  During the six months ended June 30, 2012, we deployed 106 digital displays in the United States, compared to 96 in the six months ended June 30, 2011.  We continue to see opportunities to invest in digital displays and expect our digital display deployments will continue throughout 2012.

•  International outdoor revenue decreased $30.3 million and $39.7 million including negative foreign exchange movements of $37.4 million and $48.1 million during the three and six months ended June 30, 2012, respectively, compared to the same periods of 2011.  Excluding foreign exchange impacts, revenue increased $7.1 million and $8.4 million, respectively, over the comparable three-month and six-month periods in the prior year.  The strengthening of the dollar significantly contributed to the revenue decline in our International outdoor advertising business. The weakened macroeconomic conditions in Europe had a negative impact on certain countries in which we operate.

•  Revenues in our Other segment grew $5.0 million and $5.4 million during the three and six months ended June 30, 2012, respectively, primarily due to increased political advertising through our media representation business.

•  Our indirect subsidiary, Clear Channel Worldwide Holdings, Inc. (“CCWH”), issued $275.0 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 and $1,925.0 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (collectively, the “Subordinated Notes”) and in connection therewith, CCOH made a special cash dividend (the “CCOH Dividend”) equal to $6.0832 per share to its stockholders of record. Using CCOH Dividend proceeds distributed to us, together with cash on hand, we repaid $2,096.2 million of indebtedness under our senior secured credit facilities.  Please refer to the “Subsidiary Senior Subordinated Notes Issuance” section within this MD&A for further discussion of the Subordinated Notes offering, including the use of the proceeds.

•  During the first quarter of 2012, we repaid our 5.0% senior notes at maturity for $249.9 million (net of $50.1 million principal amount repaid to one of our subsidiaries with respect to notes repurchased and held by such entity), plus accrued interest, using a portion of the proceeds from our 2011 issuance of 9.0% Priority Guarantee Notes discussed elsewhere in this MD&A, along with cash on hand.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of our results of operations for the three and six months ended June 30, 2012 to the three and six months ended June 30, 2011 is as follows:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2012	2011	Change	2012	2011	Change
Revenue	$1,602,494	$1,604,386	0%	$2,963,217	$2,925,212	1%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	607,095	630,015	(4%)	1,221,529	1,214,084	1%
Selling, general and administrative expenses (excludes depreciation and amortization)	398,123	420,436	(5%)	821,751	793,146	4%
Corporate expenses (excludes depreciation and amortization)	71,158	56,486	26%	140,356	108,833	29%
Depreciation and amortization	181,839	189,641	(4%)	357,205	373,352	(4%)
Other operating income – net	1,917	3,229	(41%)	5,041	19,943	(75%)
Operating income	346,196	311,037	11%	427,417	455,740	(6%)
Interest expense	385,867	358,950		759,883	728,616
Equity in earnings of nonconsolidated affiliates	4,696	5,271		8,251	8,246
Other expense – net	(1,397)	(4,517)		(17,670)	(6,553)
Loss before income taxes	(36,372)	(47,159)		(341,885)	(271,183)
Income tax benefit	8,663	9,184		166,061	101,845
Consolidated net loss	(27,709)	(37,975)		(175,824)	(169,338)
Less amount attributable to noncontrolling interest	11,316	15,204		6,830	15,673
Net loss attributable to the Company	$(39,025)	$(53,179)		$(182,654)	$(185,011)

Consolidated Revenue

Our consolidated revenue during the second quarter of 2012 decreased $1.9 million including negative movements in foreign exchange of $38.1 million compared to the same period of 2011. Excluding the impact of foreign exchange movements, consolidated revenue increased $36.2 million.  Our CCME revenue increased $21.3 million, primarily due to increases in national and local advertising across various markets and advertising categories, including auto, political and telecommunications.  Americas outdoor revenue increased $2.5 million driven primarily by our bulletin revenue growth as a result of our continued digital display deployments during 2011 and 2012. Our International outdoor revenue decreased $30.3 million including negative movements in foreign exchange of $37.4 million compared to the same period of 2011. Excluding the impact of foreign exchange movements, International outdoor revenue increased $7.1 million.  Revenue from street furniture contracts was a primary driver of our growth in certain countries, partially offset by declines in others as a result of weakened macroeconomic conditions. Our Other segment revenue grew by $5.0 million as a result of increased political advertising through our media representation business during the election year.

Our consolidated revenue increased $38.0 million including negative movements in foreign exchange of $48.8 million during the first six months of 2012 compared to the same period of 2011. Excluding the impact of foreign exchange movements, revenue increased $86.8 million.  Our CCME revenue increased $59.8 million, driven by a $35.1 million increase due to our April 2011 acquisition of a traffic business and $29.5 million increases in national and local advertising.  Americas outdoor revenue increased $12.9 million, driven primarily by our bulletin revenue growth as a result of our continued deployment of new digital displays and revenue growth from our airports business. Our International outdoor revenue decreased $39.7 million including negative movements in foreign exchange of $48.1 million compared to the same period of 2011.  Excluding the impact of foreign exchange movements, revenue increased $8.4 million.  Street furniture and billboard revenue in certain countries drove our revenue growth, which was partially offset by declines in certain countries as a result of weakened macroeconomic conditions. Our Other segment revenue grew by $5.4 million as a result of increased political advertising through our media representation business during the election year.

Consolidated Direct Operating Expenses

Direct operating expenses decreased $22.9 million including a $23.7 million decline due to the effects of movements in foreign exchange during the second quarter of 2012 compared to the same period of 2011.  Our CCME direct operating expenses decreased $15.0 million, primarily due to a $26.2 million decrease in music license fees resulting from lower royalty rates and a credit totaling $20.7 million received during the quarter from one of our performance rights organizations related to a portion of our fees previously paid. These reductions were partially offset by an $8.4 million increase related to our Traffic acquisition. Americas outdoor direct operating expenses increased $2.2 million, primarily due to higher site lease expense associated with our continued deployment of digital bulletins.  Direct operating expenses in our International outdoor segment decreased $10.8 million including a $23.2 million decline from movements in foreign exchange. The increase in expense excluding the impact of movements in foreign exchange was primarily driven by higher site lease and other expenses as a result of new contracts.

Direct operating expenses increased $7.4 million including a $31.0 million decline due to the effects of movements in foreign exchange during the first six months of 2012 compared to the same period of 2011.  Our CCME direct operating expenses increased $12.1 million, primarily due to an increase of $28.9 million related to our Traffic acquisition and a $7.6 million increase related to the expansion of our iHeartRadio digital platform including higher streaming fees. The increase in expense was partially offset by a $30.8 million decrease in music license fees resulting from lower royalty rates and a credit totaling $20.7 million received from one of our performance rights organizations related to a portion of our fees previously paid.  Americas outdoor direct operating expenses increased $10.6 million, primarily due to increased site lease expense related to bulletin growth as a result of our continued development of digital displays. Direct operating expenses in our International outdoor segment decreased $16.5 million including a $30.5 million decline due to the effects of movements in foreign exchange. The increase in expense excluding the impact of movements in foreign exchange was primarily driven by higher site lease and other expenses as a result of new contracts.

Consolidated Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses decreased $22.3 million including a decrease of $10.3 million due to the effects of movements in foreign exchange during the second quarter of 2012 compared to the same period of 2011.  Our CCME SG&A expenses decreased $9.4 million, primarily due to lower personnel costs as a result of prior year cost initiatives.  SG&A expenses decreased $4.3 million in our Americas outdoor segment due to a favorable court ruling resulting in a $7.8 million decrease partially offset by increased personnel costs and costs associated with strategic revenue initiatives.  Our International outdoor SG&A expenses decreased $6.3 million including a $10.4 million decline due to the effects of movements in foreign exchange, partially offset by increases in legal and other expenses in Latin America.

SG&A expenses increased $28.6 million including a decrease of $14.1 million due to the effects of movements in foreign exchange during the first six months of 2012 compared to the same period of 2011.  Our CCME SG&A expenses increased $9.4 million due to an increase of $12.5 million related to our Traffic acquisition.  SG&A expenses in our Americas outdoor segment were relatively flat, including a favorable court ruling resulting in a $7.8 million decrease partially offset by additional personnel costs and costs associated with strategic revenue initiatives.  Our International outdoor SG&A expenses increased $20.6 million including a $14.4 million decline due to the effects of movements in foreign exchange. The increase was primarily due to $22.7 million of expense related to the unfavorable impact of litigation in Latin America, including expenses related to the Brazil litigation discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q.

 Corporate Expenses

Corporate expenses increased $14.7 million and $31.5 million during the three and six months ended June 30, 2012, respectively, compared to the same periods of 2011, as a result of timing and amounts recorded under our variable compensation plans, and expenses related to management reorganizations and Corporate IT projects. Also impacting the increase during the six months ended June 30, 2012 compared to 2011 is the reversal of $6.6 million of share-based compensation expense included in the first quarter of 2011 related to the cancellation of a portion of an executive’s stock options.

Depreciation and Amortization

Depreciation and amortization decreased $7.8 million and $16.1 million during the second quarter and first six months of 2012, respectively, compared to the same period of 2011, primarily as a result of declines in accelerated depreciation and amortization in our Americas outdoor segment due to timing related to the removal of various structures, including the removal of traditional billboards in connection with the continued deployment of digital billboards.  Additionally, amortization declined in our International outdoor segment primarily as a result of assets that became fully amortized during 2011.

Other Operating Income – Net

Other operating income of $1.9 million and $5.0 million for the second quarter and first six months of 2012, respectively, primarily related to proceeds received from condemnations of bulletins and buildings partially offset by losses realized on disposals of radio stations.

Interest Expense

Interest expense increased $26.9 million and $31.3 million during the second quarter and first six months of 2012, respectively, compared to the same period of 2011, primarily due to higher interest from our issuance of 9.0% Priority Guarantee Notes and interest associated with CCWH’s issuance of the Subordinated Notes during the first quarter of 2012.  Please refer to “Sources of Capital” for additional discussion of the debt issuances.  The increase in interest expense was partially offset by decreased interest expense related to the prepayment of indebtedness under our senior secured credit facilities made in connection with the Subordinated Notes issuance and the timing and repayment of our senior notes at maturity.

Other Expense – Net

Other expense of $1.4 million in the second quarter of 2012 primarily related to a $1.8 million foreign exchange loss. Other expense of $17.7 million for the first six months of 2012 related to accelerated expensing of $15.2 million of loan fees in connection with the prepayment of $2,096.2 million of indebtedness in connection with the issuance of the Subordinated Notes and the CCOH Dividend and a $2.7 million foreign exchange loss.

Income Tax Benefit

Our effective tax rate for the three and six months ended 2012, respectively, was 23.8% and 48.6%, respectively.  The effective tax rate for the three months ended June 30, 2012 was primarily impacted by our inability to record tax benefits for tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future periods.  Our effective tax rate for the six months ended June 30, 2012 was primarily impacted by the completion of income tax examinations in various jurisdictions during the period which resulted in a reduction to income tax expense of approximately $61.0 million.

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

CCME Results of Operations

Our CCME operating results were as follows:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2012	2011	Change	2012	2011	Change
Revenue	$793,039	$771,744	3%	$1,464,549	$1,404,709	4%
Direct operating expenses	196,348	211,368	(7%)	412,727	400,613	3%
SG&A expenses	243,157	252,581	(4%)	484,130	474,713	2%
Depreciation and amortization	67,923	69,033	(2%)	134,979	133,489	1%
Operating income	$285,611	$238,762	20%	$432,713	$395,894	9%

Three Months

CCME revenue increased $21.3 million during the second quarter of 2012 compared to the same period of 2011, primarily due to increases in national and local advertising sales volume across various markets and advertising categories. National sales increased primarily due to auto, political advertising and telecommunications categories. The election year has also driven local increases in political advertising.  In addition, revenue from the our digital radio services rose primarily due to local sales as a result of volume increases in connection with our digital service offerings including our iHeartRadio player as well as rate increases.

Direct operating expenses decreased $15.0 million during the second quarter of 2012, primarily due to a $26.2 million decrease in music license fees resulting from lower royalty rates and a credit totaling $20.7 million received from one of our performance rights organizations related to a portion of our fees previously paid. These reductions were partially offset by an $8.4 million increase related to our Traffic acquisition. SG&A expenses decreased $9.4 million, primarily due to lower headcount as a result of prior year cost initiatives.

Six Months

CCME revenue increased $59.8 million during the first six months of 2012 compared to the first six months of 2011, driven primarily by a $35.1 million increase due to our Traffic acquisition with the remaining growth due to increases in national and local advertising volume.  Auto, political, and financial services advertising categories were the primary drivers of the growth. Digital radio services sales increased as a result of local sales volume growth in connection with our digital service offerings including our iHeartRadio player as well as higher rates.

Direct operating expenses increased $12.1 million, primarily due to an increase of $28.9 million related to our Traffic acquisition and a $7.6 million increase in digital expenses related to the expansion of our iHeartRadio digital platform including higher digital streaming fees. This increase was partially offset by a $30.8 million decrease in music license fees resulting from lower royalty rates and a credit totaling $20.7 million received from one of our performance rights organizations related to a portion of our fees previously paid. SG&A expenses increased $9.4 million due to an increase of $12.5 million related to our Traffic acquisition.

Americas Outdoor Advertising Results of Operations
Our Americas outdoor advertising operating results were as follows:
	Three Months Ended			Six Months Ended
(In thousands)	June 30,		%	June 30,		%
	2012	2011	Change	2012	2011	Change
Revenue	$320,678	$318,217	1%	$600,829	$587,918	2%
Direct operating expenses	143,185	141,010	2%	287,595	276,960	4%
SG&A expenses	44,699	49,035	(9%)	97,278	98,593	(1%)
Depreciation and amortization	48,567	50,322	(3%)	91,525	98,944	(7%)
Operating income	$84,227	$77,850	8%	$124,431	$113,421	10%

Three Months

                Our Americas outdoor revenue increased $2.5 million during the second quarter of 2012 compared to the same period of 2011, driven by growth in bulletins, as a result of our continued digital display deployments during 2011 and 2012. Our airport revenues grew as a result of increased rates. These increases were partially offset by declines in poster revenues.

Direct operating expenses increased $2.2 million, primarily due to higher site lease expense associated with our continued deployment of digital bulletins. SG&A expenses decreased $4.3 million in our Americas outdoor segment as a result of a favorable court ruling resulting in a $7.8 million decrease, partially offset by increased personnel costs and costs associated with strategic revenue initiatives.

Six Months

                Our Americas outdoor revenue increased $12.9 million during the first six months of 2012 compared to the same period of 2011, primarily from growth in bulletin and airport revenues. Our continued deployment of new digital displays is driving our growth.  Our airports growth was driven by increased rates. These increases were partially offset by declines in poster revenues.

Direct operating expenses increased $10.6 million, primarily due to increased site lease expense and production costs primarily as result of our continued deployment of digital bulletins.  SG&A expenses were relatively flat due to a favorable court ruling resulting in a $7.8 million decrease offset by higher personnel costs and costs associated with strategic revenue initiatives.

Depreciation and amortization decreased $7.4 million, primarily as a result of declines in accelerated depreciation and amortization in our Americas outdoor segment due to timing related to the removal of various structures, including the removal of traditional billboards in connection with the continued deployment of digital billboards.

International Outdoor Advertising Results of Operations

Our International outdoor operating results were as follows:
	Three Months Ended			Six Months Ended
(In thousands)	June 30,		%	June 30,		%
	2012	2011	Change	2012	2011	Change
Revenue	$440,648	$470,991	(6%)	$811,780	$851,504	(5%)
Direct operating expenses	263,710	274,462	(4%)	513,353	529,892	(3%)
SG&A expenses	87,586	93,902	(7%)	188,156	167,524	12%
Depreciation and amortization	50,710	55,278	(8%)	99,745	108,986	(8%)
Operating income	$38,642	$47,349	(18%)	$10,526	$45,102	(77%)

Three Months

International outdoor revenue decreased $30.3 million during the second quarter of 2012 compared to the same period of 2011, including $37.4 million of unfavorable movements in foreign exchange. Excluding the impact of movements in foreign exchange, countries including Australia, Switzerland, China and the UK experienced increased revenues, primarily related to our street furniture business.  New contracts won during 2011 helped drive revenue growth.  These increases were partially offset by revenue declines in certain geographies as a result of weakened macroeconomic conditions, particularly in France, southern Europe and the Nordic countries.

Direct operating expenses decreased $10.8 million including a $23.2 million decline due to the effects of movements in foreign exchange. The increase in expense excluding the impact of movements in foreign exchange was primarily driven by higher site lease and other expenses as a result of new contracts. SG&A expenses decreased $6.3 million including a $10.4 million decline due to the effects of movements in foreign exchange, partially offset by increases in legal and other expenses in Latin America. Also affecting the increase is $6.3 million included in the second quarter of 2011 resulting from unfavorable litigation.

Depreciation and amortization declined $4.6 million in our International outdoor segment primarily as a result of assets that became fully amortized during 2011.

Six Months

International outdoor revenue decreased $39.7 million during the first six months of 2012 compared to the first six months of 2011, including $48.1 million of unfavorable movements in foreign exchange. Excluding the impact of movements in foreign exchange, countries including Australia, Switzerland, Belgium and China experienced increased revenues, primarily related to our street furniture business.  New contracts won during 2011 helped drive revenue growth.  These increases were partially offset by revenue declines in certain geographies as a result of weakened macroeconomic conditions, particularly in France, southern Europe and the Nordic countries.

Direct operating expenses decreased $16.5 million including a $30.5 million decline due to the effects of movements in foreign exchange.  The increase in expense excluding the impact of movements in foreign exchange was primarily driven by higher site lease and other expenses as a result of new contracts. These increases were partially offset by lower variable costs in countries where revenues have declined.

SG&A expenses increased $20.6 million including a $14.4 million decrease from the effects of movements in foreign exchange. The increase was driven primarily by $22.7 million of expense related to the unfavorable impact of litigation in Latin America, including expenses related to the Brazil litigation discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q. Also contributing to the increase was additional marketing expenses related to sales force initiatives.

Depreciation and amortization declined $9.2 million in our International outdoor segment primarily as a result of assets that became fully amortized during 2011.

Reconciliation of Segment Operating Income to Consolidated Operating Income

(In thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
CCME	$285,611	$238,762	$432,713	$395,894
Americas outdoor advertising	84,227	77,850	124,431	113,421
International outdoor advertising	38,642	47,349	10,526	45,102
Other	10,241	2,532	1,810	(3,948)
Other operating income - net	1,917	3,229	5,041	19,943
Corporate expenses (1)	(74,442)	(58,685)	(147,104)	(114,672)
Consolidated operating income	$346,196	$311,037	$427,417	$455,740

(1) Corporate expenses include infrastructure support expenses related to CCME, Americas outdoor, International outdoor and our Other segment, as well as overall executive, administrative and support functions.

Share-Based Compensation Expense

We do not have any compensation plans under which we grant stock awards to employees. Our employees receive equity awards from CC Media Holdings, Inc.’s (“CCMH”) and CCOH’s equity incentive plans.

The following table presents amounts related to share-based compensation expense for the three and six months ended June 30, 2012 and 2011, respectively:

(In thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
CCME	$1,202	$882	$2,416	$2,436
Americas outdoor advertising	1,240	1,674	3,172	3,842
International outdoor advertising	874	701	2,083	1,604
Corporate (1)	2,499	2,481	5,041	147
Total share-based compensation expense	$5,815	$5,738	$12,712	$8,029

(1) Included in corporate share-based compensation in 2011 is a $6.6 million reversal of expense related to the cancellation of a portion of an executive’s stock options.

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

As of June 30, 2012, there was $39.5 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately two years.  In addition, as of June 30, 2012, there was $15.5 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

                The following discussion highlights our cash flow activities during the six months ended June 30, 2012 and 2011.

(In thousands)	Six Months Ended
	June 30,
	2012	2011
Cash provided by (used for):
Operating activities	$116,606	$63,500
Investing activities	$(191,132)	$(129,442)
Financing activities	$162,360	$(635,828)

Operating Activities

Our consolidated net loss, adjusted for $350.7 million of non-cash items, provided positive cash flows of $174.9 million during the first six months of 2012.  Our consolidated net loss, adjusted for $390.5 million of non-cash items, provided positive cash flows of $221.2 million during the first six months of 2011.  Cash provided by operating activities during the six months ended June 30, 2012 was $116.6 million compared to $63.5 million of cash provided by operating activities during the six months ended June 30, 2011.  Cash provided by operations in 2011 compared to 2012 reflected higher variable compensation payments in 2011 associated with our employee incentive programs based on 2010 operating performance.

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

Investing Activities

Cash used for investing activities during the first six months of 2012 primarily reflected capital expenditures of $174.3 million.  We spent $26.8 million for capital expenditures in our CCME segment, $59.1 million in our Americas outdoor segment primarily related to the construction of new billboards, and $66.9 million in our International outdoor segment primarily related to new billboard and street furniture contracts and renewals of existing contracts.

Cash used for investing activities during the first six months of 2011 primarily reflected capital expenditures of $140.5 million.  We spent $23.7 million for capital expenditures in our CCME segment, $65.5 million in our Americas outdoor segment primarily related to the construction of new billboards, and $39.1 million in our International outdoor segment primarily related to new billboard and street furniture contracts and renewals of existing contracts.   Cash of $33.1 million paid for purchases of businesses primarily related to our Traffic acquisition and the cloud-based music technology business we purchased during the first six months of 2011.  In addition, we received proceeds of $48.1 million primarily related to the sale of radio stations, towers and other assets in our CCME, Americas outdoor, and International outdoor segments.

 Financing Activities

Cash provided by financing activities during the first six months of 2012 primarily reflected the issuance of the Subordinated Notes by CCWH and the use of proceeds distributed to us in connection with the CCOH Dividend, in addition to cash on hand, to repay $2,096.2 million of indebtedness under our  senior secured credit facilities.  Our financing activities also reflect the CCOH Dividend paid in connection with the Subordinated Notes issuance, of which $244.7 million represents the portion paid to parties other than our subsidiaries that own CCOH common stock.  In addition, we  repaid our  5.0% senior notes at maturity for $249.9 million (net of $50.1 million principal amount held by and repaid to one of our subsidiaries with respect to notes repurchased and held by such entity), plus accrued interest, using a portion of the proceeds from our  February 2011  issuance of $1.0 billion aggregate principal amount of 9.0% Priority Guarantee Notes (the “Initial Notes”) discussed elsewhere in this MD&A, along with available cash on hand.

Cash used for financing activities during the first six months of 2011 primarily reflected the issuances of the Initial Notes in February 2011 and $750.0 million in aggregate principal amount of 9.0% Priority Guarantee Notes (the “Additional Notes”) in June 2011, and the use of proceeds from the Initial Notes offering, as well as cash on hand, to prepay $500.0 million of our  senior secured credit facilities and repay at maturity our  6.25% senior notes that matured in the first six months of 2011 as discussed elsewhere in this MD&A.  We  also repaid all outstanding amounts under our  receivables based facility prior to, and in connection with, the Additional Notes offering.  Cash used for financing activities also included the $95.0 million of pre-existing, intercompany debt owed by acquired entities  repaid immediately after the closing of the Traffic acquisition. Additionally, we  repaid our 4.4% notes at maturity in May 2011 for $140.2 million, plus accrued interest, with available cash on hand, and repaid $500.0 million of our  revolving credit facility on June 27, 2011.

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

Sources of Capital

As of June 30, 2012 and December 31, 2011, we had the following debt outstanding, net of cash and cash equivalents:

(In millions)	June 30,	December 31,
	2012	2011
Senior Secured Credit Facilities:
Term Loan Facilities	$10,328.9	$10,493.8
Revolving Credit Facility (1)	10.0	1,325.6
Delayed Draw Term Loan Facilities	961.4	976.8
Receivables Based Facility (2)	-	-
Priority Guarantee Notes	1,750.0	1,750.0
Other Secured Subsidiary Debt	27.2	30.9
Total Secured Debt	13,077.5	14,577.1

Senior Cash Pay Notes	796.3	796.3
Senior Toggle Notes	829.8	829.8
Clear Channel Senior Notes	1,748.6	1,998.4
Subsidiary Senior Notes	2,500.0	2,500.0
Subsidiary Senior Subordinated Notes	2,200.0	-
Other Clear Channel Subsidiary Debt	19.3	19.9
Purchase accounting adjustments and original issue discount	(456.6)	(514.3)
Total Debt	20,714.9	20,207.2
Less: Cash and cash equivalents	1,316.5	1,228.7
	$19,398.4	$18,978.5

(1)     During the first  quarter of 2012, we  prepaid $1,918.1 million under our  revolving credit facility, thereby permanently reducing the borrowing capacity to $10.0 million, all of which was drawn as of June 30, 2012.

(2)     As of June 30, 2012, we had available under our  receivables based facility equal to the lesser of $625 million (the revolving credit commitment) or the borrowing base amount, as defined under the receivables based facility and subject to certain limitations contained in our  material financing agreements.

We and our subsidiaries have from time to time repurchased certain of our debt obligations and equity securities of CCOH and CCMH, and we may in the future, as part of various financing and investment strategies, purchase additional outstanding indebtedness of ours or our subsidiaries or outstanding equity securities of CCOH or CCMH, in tender offers, open market purchases, privately negotiated transactions or otherwise.  We may also sell certain assets or properties and use the proceeds to reduce our indebtedness.  These purchases or sales, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations.  These transactions could also require or result in amendments to the agreements governing outstanding debt obligations or changes in our leverage or other financial ratios, which could have a material positive or negative impact on our ability to comply with the covenants contained in our debt agreements.  These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.

Senior Secured Credit Facilities

The senior secured credit facilities require us to comply on a quarterly basis with a financial covenant limiting the ratio of consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA for the preceding four quarters.  Our secured debt consists of the senior secured credit facilities, the receivables-based credit facility, the priority guarantee notes and certain other secured subsidiary debt.  Our consolidated EBITDA for the preceding four quarters of $1,970.4 million is calculated as operating income (loss) before depreciation, amortization, impairment charges and other operating income (expense) – net,  plus  non-cash compensation, and is further adjusted for the following items: (i) an increase of $20.3 million for cash received from nonconsolidated affiliates; (ii) an increase of $33.1 million for non-cash items; (iii) an increase of $78.0 million related to costs incurred in connection with the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; and (iv) an increase of $30.3 million for various other items.  The maximum ratio under this financial covenant is currently set at 9.5:1 and becomes more restrictive over time beginning in the second quarter of 2013.  At June 30, 2012, our ratio was 6.1:1.

Subsidiary Senior Subordinated Notes Issuance

During the first quarter of 2012, CCWH issued the Subordinated Notes.  Interest on the Subordinated Notes is payable to the trustee weekly in arrears and to the noteholders on March 15 and September 15 of each year, beginning on September 15, 2012.

The Subordinated Notes are CCWH’s senior subordinated obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by CCOH, its wholly-owned subsidiary Clear Channel Outdoor, Inc. (“CCOI”), and certain of CCOH’s other domestic subsidiaries (collectively, the “Guarantors”).  The Subordinated Notes are unsecured senior subordinated obligations that rank junior to all of CCWH’s existing and future senior debt, including CCWH’s outstanding senior notes, equally with any of CCWH’s existing and future senior subordinated debt and ahead of all of CCWH’s existing and future debt that expressly provides that it is subordinated to the Subordinated Notes. The guarantees of the Subordinated Notes rank junior to each Guarantor’s existing and future senior debt, including CCWH’s outstanding senior notes, equally with each Guarantor’s existing and future senior subordinated debt and ahead of each Guarantor’s existing and future debt that expressly provides that it is subordinated to the guarantees of the Subordinated Notes.

We capitalized $40.0 million in fees and expenses associated with the Subordinated Notes offering and are amortizing them through interest expense over the life of the Subordinated Notes.

With the proceeds of the Subordinated Notes (net of the initial purchasers’ discount of $33.0 million), CCWH loaned an aggregate amount equal to $2,167.0 million to CCOI. CCOI paid all other fees and expenses of the offering using cash on hand and, with the proceeds of the loans, made a special cash dividend to CCOH, which in turn made the CCOH Dividend on March 15, 2012 in an amount equal to $6.0832 per share to its Class A and Class B stockholders of record at the close of business on March 12, 2012, including Clear Channel Holdings, Inc. (“CC Holdings”) and CC Finco, LLC (“CC Finco”), our wholly-owned subsidiaries.  Of the $2,170.4 million CCOH Dividend, an aggregate of $1,925.7 million was distributed to CC Holdings and CC Finco, with the remaining $244.7 million distributed to other stockholders.  As a result, we recorded a reduction of $244.7 million in “Noncontrolling interest” on the consolidated balance sheet.

2011 Refinancing Transactions

In February 2011, we amended our senior secured credit facilities and our receivables based facility and issued the Initial Notes.  In June 2011, we issued the Additional Notes at an issue price of 93.845% of the principal amount.  The Initial Notes and the Additional Notes have identical terms and are treated as a single class.

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

Uses of Capital

Debt Repayments, Maturities and Other

In connection with the issuance of the Subordinated Notes, CCOH paid the $2,170.4 million CCOH Dividend to its Class A and Class B stockholders, consisting of $1,925.7 million distributed to CC Holdings and CC Finco and $244.7 million distributed to other stockholders. In connection with the Subordinated Notes issuance and CCOH Dividend, we repaid indebtedness under our senior secured credit facilities in an amount equal to the aggregate amount of dividend proceeds distributed to CC Holdings and CC Finco, or $1,925.7 million. Of this amount, a prepayment of $1,918.1 million was applied to indebtedness outstanding under our revolving credit facility, thus permanently reducing the revolving credit commitments under our revolving credit facility to $10.0 million.  The remaining $7.6 million prepayment was allocated on a pro rata basis to our term loan facilities.

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

(In millions)	Tranche A Term	Tranche B Term	Tranche C Term	Delayed Draw 2	Delayed Draw 3
Year	Loan*	Loan**	Loan**	Term Loan**	Term Loan**
2013	$71.4	-	$2.8	-	-
2014	$998.6	-	$7.0	-	-
2015	-	-	$3.4	-	-
2016	-	$8,598.5	$647.2	$559.6	$401.8
Total	$1,070.0	$8,598.5	$660.3	$559.6	$401.8

*Balance of Tranche A Term Loan is due July 30, 2014

**Balance of Tranche B Term Loan, Tranche C Term Loan, Delayed Draw 1 Term Loan and Delayed Draw 2 Term Loan are due January 29, 2016

In connection with the prepayments on our senior secured credit facilities discussed above, we recorded a loss of $15.2 million in “Other expense” related to the accelerated expensing of loan fees.

During March 2012, we repaid our 5.0% senior notes at maturity for $249.9 million (net of $50.1 million principal amount repaid to one of our subsidiaries with respect to notes repurchased and held by such entity), plus accrued interest, using a portion of the proceeds from the 2011 offering of the Additional Notes, along with cash on hand.

During the first six months of 2011, we repaid our 6.25% senior notes at maturity for $692.7 million (net of $57.3 million principal amount repaid to one of our subsidiaries with respect to notes repurchased and held by such entity), plus accrued interest, using a portion of the proceeds from the 2011 offering of the Initial Notes, along with available cash on hand. We also repaid our 4.4% senior notes at maturity for $140.2 million (net of $109.8 million principal amount repaid to one of our subsidiaries with respect to notes repurchased and held by such entity), plus accrued interest, with available cash on hand.  Prior to, and in connection with the Additional Notes offering, we repaid all amounts outstanding under our receivables based credit facility on June 8, 2011, using cash on hand. This voluntary repayment did not reduce the commitments under this facility and we may reborrow amounts under this facility at any time.  In addition, on June 27, 2011, we made a voluntary payment of $500.0 million on our revolving credit facility.

Acquisitions

On April 29, 2011, we completed our Traffic acquisition for $24.3 million to add a complementary traffic operation to our existing traffic operations. Immediately after closing, the acquired subsidiaries repaid pre-existing, intercompany debt owed by the subsidiaries to the predecessor owner in the amount of $95.0 million.

Certain Relationships with the Sponsors

We are party to a management agreement with certain affiliates of Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018.  These arrangements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses.  For the six months ended June 30, 2012 and 2011, we recognized management fees and reimbursable expenses of $8.0 million and $8.0  million, respectively.

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

Equity Price Risk

The carrying value of our available-for-sale equity securities is affected by changes in their quoted market prices.  It is estimated that a 20% change in the market prices of these securities would change their carrying value and our comprehensive loss at June 30, 2012 by $14.8 million.

Interest Rate Risk

A significant amount of our long-term debt bears interest at variable rates.  Accordingly, our earnings will be affected by changes in interest rates.  At June 30, 2012 we had an interest rate swap agreement with a $2.5 billion notional amount that effectively fixes interest rates on a portion of our floating rate debt at a rate of 4.4%, plus applicable margins, per annum.  The fair value of this agreement at June 30, 2012 was a liability of $121.0  million.  At June 30, 2012, approximately 42% of our aggregate principal amount of long-term debt, including taking into consideration debt on which we have entered into a pay-fixed-rate-receive-floating-rate swap agreement, bears interest at floating rates.

Assuming the current level of borrowings and interest rate swap contracts and assuming a 30% change in LIBOR, it is estimated that our interest expense for the six months ended June 30, 2012 would have changed by $6.4 million.

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

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar.  Our foreign operations reported a net gain of $22.5 million and a net loss of $3.7 million for the three and six months ended June 30, 2012, respectively.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net gain in the second quarter of 2012 by $2.3 million. We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have increased our net loss for the six months ended June 30, 2012 by $0.4 million.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during the three and six months ended June 30, 2012 would have increased our net gain and decreased our net loss, respectively, by a corresponding amount.

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

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Live Nation Litigation

We and a subsidiary of ours were co-defendants with Live Nation (which was spun off as an independent company in December 2005) in 22 putative class actions filed by different named plaintiffs in various district courts throughout the country beginning in May 2006.  In the Master Separation and Distribution Agreement between us and Live Nation that was entered into in connection with the spin-off of Live Nation in December 2005, Live Nation agreed, among other things, to assume responsibility for legal actions existing at the time of, or initiated after, the spin-off in which we are a defendant if such actions relate in any material respect to the business of Live Nation. Pursuant to the Agreement, Live Nation also agreed to indemnify us with respect to all liabilities assumed by Live Nation, including those pertaining to the 22 putative class actions discussed below.

The class action proceedings generally alleged that the defendants monopolized or attempted to monopolize the market for “live rock concerts” in violation of Section 2 of the Sherman Act. Plaintiffs claimed that they paid higher ticket prices for defendants’ “rock concerts” as a result of defendants’ conduct, and they sought damages in an undetermined amount. The Judicial Panel for Multidistrict Litigation centralized these class action proceedings in the Central District of California.  Plaintiffs and defendants settled the cases for $535,000, and all of the cases were dismissed with prejudice on June 21, 2012.  Pursuant to the Master Separation and Distribution Agreement described above, Live Nation paid the entire $535,000 settlement amount on behalf of the defendants.

Brazil Litigation

On or about July 12, 2006 and April 12, 2007, two of our operating businesses (L&C Outdoor Ltda. (“L&C”) and Publicidad Klimes São Paulo Ltda. (“Klimes”), respectively) in the São Paulo, Brazil market received notices of infraction from the state taxing authority, seeking to impose a value added tax (“VAT”) on such businesses, retroactively for the period from December 31, 2001 through January 31, 2006. The taxing authority contends that these businesses fall within the definition of “communication services” and as such are subject to the VAT. L&C and Klimes filed separate petitions to challenge the imposition of this tax.

On August 8, 2011, Brazil’s National Council of Fiscal Policy (CONFAZ) published a convenio authorizing sixteen states, including the State of São Paulo, to issue an amnesty that would reduce the principal amount of VAT allegedly owed and reduce or waive related interest and penalties.  The State of São Paulo ratified the amnesty in late August 2011.   On May 10, 2012, the State of São Paulo published an amnesty decree that mirrors the convenio.  Klimes and L&C accepted the amnesty on May 24, 2012 by making the aggregate required payment of $10.9 million.  On that same day, Klimes and L&C filed petitions to discontinue the tax litigation based on the amnesty payments.

Stockholder Litigation

                Two derivative lawsuits were filed in March 2012 in Delaware Chancery Court by stockholders of CCOH, an indirect non-wholly owned subsidiary of ours, which is, in turn, an indirect wholly owned subsidiary of CCMH.  The consolidated lawsuits are captioned In re Clear Channel Outdoor Holdings, Inc. Derivative Litigation, Consolidated Case No. 7315-CS. The complaints name as defendants certain of our and CCOH’s current and former directors and us, as well as Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P.  CCOH also is named as a nominal defendant.  The complaints allege, among other things, that in December 2009 we breached fiduciary duties to CCOH and its stockholders by allegedly requiring CCOH to agree to amend the terms of a revolving promissory note payable by us to CCOH to extend the maturity date of the note and to amend the interest rate payable on the note.  According to the complaints, the terms of the amended promissory note were unfair to CCOH because, among other things, the interest rate was below market.  The complaints further allege that we were unjustly enriched as a result of that transaction.  The complaints also allege that the director defendants breached fiduciary duties to CCOH in connection with that transaction and that the transaction constituted corporate waste.   On April 4, 2012, the board of directors of CCOH formed a special litigation committee consisting of independent directors (the “SLC”) to review and investigate plaintiffs’ claims and determine the course of action that serves the best interests of CCOH and its stockholders.  On June 20, 2012, the SLC filed a motion to stay the lawsuits for six months while it completes its review and investigation.  In response, on June 27, 2012, plaintiffs filed a motion for an expedited trial, asking the Court to schedule a trial on the merits in October 2012. On July 23, 2012, the Court issued an order granting the motion to stay and denying the motion for an expedited trial.

ITEM 1A.  RISK FACTORS

For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.  There have not been any material changes in the risk factors disclosed those reports.

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
10.1

Clear Channel Outdoor Holdings, Inc. 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-8 (File No. 333-181514) filed on May 18, 2012).

10.2

Clear Channel Outdoor Holdings, Inc. Amended and Restated 2006 Annual Incentive Plan (Incorporated by reference to Appendix B to the Clear Channel Outdoor Holdings, Inc. Definitive Proxy Statement on Schedule 14A for its 2012 Annual Meeting of Stockholders filed on April 9, 2012).

10.3

Form of Restricted Stock Unit Agreement under the Clear Channel Outdoor Holdings, Inc. 2005 Stock Incentive Plan, dated May 10, 2012, between Thomas W. Casey and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.49 to the Clear Channel Worldwide Holdings, Inc. Registration Statement on Form S-4 (File No. 333-182265) filed on June 21, 2012).

31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101***	Interactive Data Files.
*	Filed herewith.
**	Furnished herwith.
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

August 1, 2012

/s/ SCOTT D. HAMILTON

Scott D. Hamilton

Senior Vice President, Chief Accounting Officer and Assistant Secretary