Form 10-Q
period 2012-09-30
CLEAR CHANNEL COMMUNICATIONS INC
filed 2012-11-02
CIK 739708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

                ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

                                                   Class                                                                                           Outstanding at October 26, 2012

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

CLEAR CHANNEL COMMUNICATIONS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS OF CLEAR CHANNEL CAPITAL I, LLC

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	September 30,
	2012	December 31,
	(Unaudited)	2011
CURRENT ASSETS
Cash and cash equivalents	$1,296,643	$1,228,682
Accounts receivable, net	1,405,259	1,399,135
Other current assets	365,508	357,468
Total Current Assets	3,067,410	2,985,285

PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,887,169	1,950,437
Other property, plant and equipment, net	1,119,282	1,112,890

INTANGIBLE ASSETS AND GOODWILL
Definite-lived intangibles, net	1,811,676	2,017,760
Indefinite-lived intangibles	3,519,970	3,517,071
Goodwill	4,195,856	4,186,718

OTHER ASSETS
Other assets	800,956	771,878
Total Assets	$16,402,319	$16,542,039

CURRENT LIABILITIES
Accounts payable and accrued expenses	$841,907	$856,727
Accrued interest	77,186	160,361
Current portion of long-term debt	419,880	268,638
Deferred income	176,979	143,236
Other current liabilities	102,154	-
Total Current Liabilities	1,618,106	1,428,962

Long-term debt	20,317,926	19,938,531
Deferred income taxes	1,815,032	1,938,599
Other long-term liabilities	498,592	707,888

Commitments and contingent liabilities (Note 6)

MEMBER'S DEFICIT
Noncontrolling interest	307,171	521,794
Member's interest	2,131,779	2,129,575
Retained deficit	(10,090,482)	(9,857,267)
Accumulated other comprehensive loss	(195,805)	(266,043)
Total Member's Deficit	(7,847,337)	(7,471,941)

Total Liabilities and Member's Deficit	$16,402,319	$16,542,039

See Notes to Consolidated Financial Statements

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue	$1,587,331	$1,583,352	$4,550,548	$4,508,564
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	624,526	654,163	1,846,055	1,868,247
Selling, general and administrative expenses (excludes depreciation and
amortization)	419,855	402,160	1,241,606	1,195,306
Corporate expenses (excludes depreciation and amortization)	70,811	54,247	211,167	163,080
Depreciation and amortization	182,350	197,532	539,555	570,884
Other operating income (expense) - net	42,118	(6,490)	47,159	13,453
Operating income	331,907	268,760	759,324	724,500
Interest expense	388,210	369,233	1,148,093	1,097,849
Equity in earnings of nonconsolidated affiliates	3,663	5,210	11,914	13,456
Other income (expense) - net	824	7,307	(16,846)	754
Loss before income taxes	(51,816)	(87,956)	(393,701)	(359,139)
Income tax benefit	13,232	20,665	179,293	122,510
Consolidated net loss	(38,584)	(67,291)	(214,408)	(236,629)
Less amount attributable to noncontrolling interest	11,977	6,765	18,807	22,438
Net loss attributable to the Company	$(50,561)	$(74,056)	$(233,215)	$(259,067)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	21,219	(101,951)	17,928	(26,079)
Unrealized gain on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	16,668	(21,298)	17,399	(7,289)
Unrealized holding gain on cash flow derivatives	11,808	10,848	36,322	22,791
Reclassification adjustment	(688)	86	(534)	234
Other comprehensive income (loss)	49,007	(112,315)	71,115	(10,343)
Comprehensive loss	(1,554)	(186,371)	(162,100)	(269,410)
Less amount attributable to noncontrolling interest	2,960	(11,699)	877	1,434
Comprehensive loss attributable to the Company	$(4,514)	$(174,672)	$(162,977)	$(270,844)

See Notes to Consolidated Financial Statements

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Consolidated net loss	$(214,408)	$(236,629)

Reconciling items:
Depreciation and amortization	539,555	570,884
Deferred taxes	(157,962)	(122,886)
Gain on disposal of operating assets	(47,159)	(13,453)
Loss on extinguishment of debt	15,167	1,447
Provision for doubtful accounts	11,009	13,300
Share-based compensation	20,090	14,281
Equity in earnings of nonconsolidated affiliates	(11,914)	(13,456)
Amortization of deferred financing charges and note discounts, net	124,262	143,519
Other reconciling items – net	19,913	7,449
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(24,803)	16,591
Increase in deferred income	37,945	34,178
Decrease in accrued expenses	(14,954)	(106,910)
Decrease in accounts payable and other liabilities	(45,609)	(47,549)
Decrease in accrued interest	(83,180)	(66,242)
Changes in other operating assets and liabilities, net of effects of
acquisitions and dispositions	(11,781)	(73,142)
Net cash provided by operating activities	156,171	121,382

Cash flows from investing activities:
Purchases of property, plant and equipment	(260,481)	(218,136)
Purchases of other operating assets	(33,738)	(48,234)
Proceeds from disposal of assets	58,915	52,389
Change in other – net	(9,832)	1,716
Net cash used for investing activities	(245,136)	(212,265)

Cash flows from financing activities:
Draws on credit facilities	604,563	55,000
Payments on credit facilities	(1,919,973)	(959,383)
Proceeds from long-term debt	2,200,000	1,727,813
Payments on long-term debt	(438,422)	(1,370,265)
Dividends paid	(244,734)	-
Deferred financing charges	(40,002)	(46,597)
Repurchases of long-term debt	-	(55,250)
Change in other – net	(4,506)	(15,980)
Net cash provided by (used for) financing activities	156,926	(664,662)

Net increase (decrease) in cash and cash equivalents	67,961	(755,545)

Cash and cash equivalents at beginning of period	1,228,682	1,920,926

Cash and cash equivalents at end of period	$1,296,643	$1,165,381

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

The accompanying consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the SEC and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year.  The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the periods ended March 31, 2012 and June 30, 2012.

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

During the first quarter of 2012, and in connection with the appointment of the new chief executive officer of the Company’s indirect subsidiary, Clear Channel Outdoor Holdings, Inc. (“CCOH”), the Company reevaluated its segment reporting and determined that its Latin American operations were more appropriately aligned with the operations of its International outdoor advertising segment.  As a result, the operations of Latin America are no longer reflected within the Company’s Americas outdoor advertising segment and are currently included in the results of its International outdoor advertising segment.  Accordingly, the Company has recast the corresponding segment disclosures for prior periods.

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

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL

Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets at September 30, 2012 and December 31, 2011, respectively.

(In thousands)	September 30,	December 31,
	2012	2011
Land, buildings and improvements	$673,524	$657,346
Structures	2,882,291	2,783,434
Towers, transmitters and studio equipment	419,157	400,832
Furniture and other equipment	398,522	365,137
Construction in progress	101,800	68,658
	4,475,294	4,275,407
Less: accumulated depreciation	1,468,843	1,212,080
Property, plant and equipment, net	$3,006,451	$3,063,327

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

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at September 30, 2012 and December 31, 2011, respectively:

(In thousands)	September 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor contractual rights	$778,942	$(381,466)	$773,238	$(329,563)
Customer / advertiser relationships	1,210,245	(496,416)	1,210,269	(409,794)
Talent contracts	344,255	(167,362)	347,489	(139,154)
Representation contracts	243,993	(162,805)	237,451	(137,058)
Other	561,217	(118,927)	560,978	(96,096)
Total	$3,138,652	$(1,326,976)	$3,129,425	$(1,111,665)

Total amortization expense related to definite-lived intangible assets was $74.3 million and $87.8 million for the three months ended September 30, 2012 and 2011, respectively, and $225.8 million and $247.3 million for the nine months ended September 30, 2012 and 2011, respectively.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2013	$283,385
2014	263,561
2015	237,200
2016	222,531
2017	196,689

Indefinite-lived Intangible Assets

The Company’s indefinite-lived intangible assets consist of Federal Communications Commission (“FCC”) broadcast licenses in its Media and Entertainment (“CCME”) segment and billboard permits in its Americas outdoor advertising segment. Due to significant differences in both business practices and regulations, billboards in the International outdoor advertising segment are subject to long-term, finite contracts unlike the Company’s permits in the United States and Canada. Accordingly, there are no indefinite-lived assets in the International outdoor advertising segment. The Company’s indefinite-lived intangible assets are as follows:

(In thousands)	September 30,	December 31,
	2012	2011
FCC broadcast licenses	$2,413,171	$2,411,367
Billboard permits	1,106,799	1,105,704
Total indefinite-lived intangible assets	$3,519,970	$3,517,071

Goodwill

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments.

(In thousands)	CCME	Americas Outdoor Advertising	International Outdoor Advertising	Other	Consolidated
Balance as of December 31, 2010	$3,140,198	$571,932	$290,310	$116,886	$4,119,326
Impairment	-	-	(1,146)	-	(1,146)
Acquisitions	82,844	-	2,995	212	86,051
Dispositions	(10,542)	-	-	-	(10,542)
Foreign currency	-	-	(6,898)	-	(6,898)
Other	(73)	-	-	-	(73)
Balance as of December 31, 2011	$3,212,427	$571,932	$285,261	$117,098	$4,186,718
Acquisitions	10,226	-	-	51	10,277
Dispositions	(489)	-	(2,729)	-	(3,218)
Foreign currency	-	-	2,159	-	2,159
Other	(80)	-	-	-	(80)
Balance as of September 30, 2012	$3,222,084	$571,932	$284,691	$117,149	$4,195,856

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 3 – LONG-TERM DEBT

Long-term debt at September 30, 2012 and December 31, 2011, respectively, consisted of the following:

(In thousands)	September 30,	December 31,
	2012	2011
Senior Secured Credit Facilities:
Term Loan Facilities (1)	$10,328,873	$10,493,847
Revolving Credit Facility Due 2014	10,000	1,325,550
Delayed Draw Term Loan Facilities Due 2016	961,407	976,776
Receivables Based Facility Due 2014	-	-
Priority Guarantee Notes Due 2021	1,750,000	1,750,000
Other Secured Subsidiary Long-term Debt	26,643	30,976
Total Consolidated Secured Debt	13,076,923	14,577,149

Senior Cash Pay Notes Due 2016	796,250	796,250
Senior Toggle Notes Due 2016	829,831	829,831
Clear Channel Senior Notes (2)	1,748,564	1,998,415
Subsidiary Senior Notes Due 2017	2,500,000	2,500,000
Subsidiary Senior Subordinated Notes Due 2020	2,200,000	-
Other Subsidiary Debt	15,858	19,860
Purchase accounting adjustments and original issue discount	(429,620)	(514,336)
	20,737,806	20,207,169
Less: current portion	419,880	268,638
Total long-term debt	$20,317,926	$19,938,531

(1) Term Loan Facilities mature at various dates from 2014 through 2016.
(2) Clear Channel’s Senior Notes mature at various dates from 2013 through 2027.

The Company’s weighted average interest rates at September 30, 2012 and December 31, 2011 were 6.5% and 6.2%, respectively.  The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $18.1 billion and $16.2 billion at September 30, 2012 and December 31, 2011, respectively.

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

In addition, on March 15, 2012, using cash on hand, Clear Channel made voluntary prepayments under its senior secured credit facilities in an aggregate amount equal to $170.5  million, as follows: (i) $16.2 million under its term loan A due 2014, (ii) $129.8 million under its term loan B due 2016, (iii) $10.0 million under its term loan C due 2016 and (iv) $14.5 million under its

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

delayed draw term loans due 2016.  In connection with the prepayments on Clear Channel’s senior secured credit facilities discussed above, the Company recorded a loss of $15.2 million in “Other expense” related to the accelerated expensing of loan fees.

During the first quarter of 2012, Clear Channel repaid its 5.0% senior notes at maturity for $249.9 million (net of $50.1 million principal amount repaid to a subsidiary of Clear Channel with respect to notes repurchased and held by such entity), plus accrued interest, using a portion of the proceeds from the 2011 offering of the Additional Notes, along with cash on hand.

During the nine months ended September 30, 2011, Clear Channel repaid its 6.25% senior notes at maturity for $692.7 million (net of $57.3 million principal amount repaid to a subsidiary of Clear Channel with respect to notes repurchased and held by such entity), plus accrued interest, using a portion of the proceeds from the 2011 offering of the Initial Notes, along with available cash on hand. Clear Channel also repaid its 4.4% senior notes at maturity for $140.2 million (net of $109.8 million principal amount repaid to a subsidiary of Clear Channel with respect to notes repurchased and held by such entity), plus accrued interest, with available cash on hand.  Prior to, and in connection with the Additional Notes offering, Clear Channel repaid all amounts outstanding under its receivables based credit facility on June 8, 2011, using cash on hand. This voluntary repayment did not reduce the commitments under this facility and Clear Channel may reborrow amounts under this facility at any time.  In addition, on June 27, 2011, Clear Channel made a voluntary payment of $500.0 million on its revolving credit facility.

During the third quarter of 2011, CC Finco repurchased $80.0 million aggregate principal amount of Clear Channel’s outstanding 5.5% senior notes due 2014 for $57.1 million, including accrued interest, through open market purchases.  Notes repurchased by CC Finco are eliminated in consolidation.

NOTE 4 – SUPPLEMENTAL DISCLOSURES

Divestiture Trusts

The Company owns certain radio stations which, under current FCC rules, are not permitted to be owned or transferred to another Clear Channel entity. These radio stations were placed in a trust in order to comply with FCC rules at the time of the closing of the merger that resulted in the Company’s acquisition of Clear Channel.  The Company is the beneficial owner of the trust, but the radio stations are managed by an independent trustee.  The Company will have to divest all of these radio stations unless any stations may be owned by the Company under then-current FCC rules, in which case the trust will be terminated with respect to such stations.  The trust agreement stipulates that the Company must fund any operating shortfalls of the trust activities, and any excess cash flow generated by the trust is distributed to the Company. The Company is also the beneficiary of proceeds from the sale of stations held in the trust.  The Company consolidates the trust in accordance with ASC 810-10, which requires an enterprise involved with variable interest entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in the variable interest entity, as the trust was determined to be a variable interest entity and the Company is its primary beneficiary.

Income Tax Benefit

The Company’s income tax benefit for the three and nine months ended September 30, 2012 and 2011, respectively, consisted of the following components:

(In thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Current tax benefit (expense)	$(21,148)	$(11,326)	$21,331	$(376)
Deferred tax benefit	34,380	31,991	157,962	122,886
Income tax benefit	$13,232	$20,665	$179,293	$122,510

The effective tax rate for the three and nine months ended September 30, 2012 was 25.5% and 45.5%, respectively.  The effective tax rate for the three months ended September 30, 2012 was primarily impacted by additional tax expense recorded related to uncertain tax positions, the effects of which were partially offset by reduced non-U.S. tax rates of financial reporting gains resulting from the disposition of certain foreign subsidiaries.  The effective tax rate for the nine months ended September 30, 2012 was primarily

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

impacted by the completion of income tax examinations in various jurisdictions during the period which resulted in a reduction to income tax expense of approximately $61.0 million.

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

During the nine months ended September 30, 2012 and 2011, cash paid for interest and income taxes, net of income tax refunds of $4.1 million and $7.3 million, respectively, was as follows:

(In thousands)	Nine Months Ended September 30,
	2012	2011
Interest	$1,110,139	$1,028,973
Income taxes	44,989	77,548

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

The cost, unrealized holding gains or losses, and fair value of the Company’s investments at September 30, 2012 and December 31, 2011 are as follows:

(In thousands)	September 30,	December 31,
	2012	2011
Cost	$7,786	$7,786
Gross unrealized losses	(1,087)	-
Gross unrealized gains	94,727	65,214
Fair value	$101,426	$73,000

Interest Rate Swap Agreement

The Company’s $2.5 billion notional amount interest rate swap agreement is designated as a cash flow hedge and the effective portion of the gain or loss on the swap is reported as a component of other comprehensive income (loss).  Ineffective portions of a cash flow hedging derivative’s change in fair value are recognized currently in earnings.  In accordance with ASC 815-20-35-9, as the critical terms of the swap and the floating-rate debt being hedged were the same at inception and remained the same during the current period, no ineffectiveness was recorded in earnings for the three and nine months ended September 30, 2012.

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

The Company continually monitors its positions with, and credit quality of, the financial institution which is counterparty to its interest rate swap. The Company may be exposed to credit loss in the event of nonperformance by the counterparty to the interest rate swap. However, the Company considers this risk to be low. If a derivative instrument no longer qualifies as a cash flow hedge, hedge accounting is discontinued and the gain or loss that was recorded in other comprehensive income is recognized in earnings.

The fair value of the Company’s $2.5 billion notional amount interest rate swap designated as a hedging instrument and recorded in “Other current liabilities” was $102.2 million at September 30, 2012.  The fair value of the notional amount interest rate swap was $159.1 million at December 31, 2011 and recorded in “Other long-term liabilities”.

The following table details the beginning and ending accumulated other comprehensive loss and the current period activity related to the interest rate swap agreement:

(In thousands)	Accumulated other comprehensive loss
Balance at December 31, 2011	$100,292
Other comprehensive income	(36,322)
Balance at September 30, 2012	$63,970

Other Comprehensive Income (Loss)

The following table discloses the amount of income tax (asset) liability allocated to each component of other comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2011, respectively:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Foreign currency translation adjustments	$(1,659)	$8,603	$(3,009)	$2,796
Unrealized holding gain (loss) on marketable securities	(10,599)	9,738	(11,028)	1,773
Unrealized holding loss on cash flow derivatives	(7,048)	(6,474)	(20,648)	(13,602)
Total income tax benefit (expense)	$(19,306)	$11,867	$(34,685)	$(9,033)

NOTE 6 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

The Company and its subsidiaries are involved in certain legal proceedings arising in the ordinary course of business and, as required, have accrued an estimate of the probable costs for the resolution of those claims for which the occurrence of loss is probable and the amount can be reasonably estimated.  These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.  It is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of the Company’s strategies related to these proceedings.  Additionally, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s financial condition or results of operations.

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

Guarantees

As of September 30, 2012, Clear Channel had outstanding surety bonds and commercial standby letters of credit of $47.6 million and $141.3 million, respectively, of which $69.0 million of letters of credit were cash secured.  Letters of credit in the amount of $9.1 million are collateral in support of surety bonds and these amounts would only be drawn under the letter of credit in the event the associated surety bonds were funded and Clear Channel did not honor its reimbursement obligation to the issuers. These letters of credit and surety bonds relate to various operational matters including insurance, bid, and performance bonds as well as other items.

As of September 30, 2012, Clear Channel had outstanding bank guarantees of $51.4 million related to international subsidiaries, of which $4.6 million were backed by cash collateral.

NOTE 7 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Clear Channel is a party to a management agreement with certain affiliates of the Sponsors and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018.  These agreements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses.  For the three months ended September 30, 2012 and 2011, the Company recognized management fees and reimbursable expenses of $3.9 million and $3.8 million, respectively. For the nine months ended September 30, 2012 and 2011, the Company recognized management fees and reimbursable expenses of $11.9 million and $11.8 million, respectively.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 8 – EQUITY AND COMPREHENSIVE INCOME (LOSS)

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity.  The following table shows the changes in equity attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2012	$(7,993,735)	$521,794	$(7,471,941)
Net income (loss)	(233,215)	18,807	(214,408)
Dividend	-	(244,734)	(244,734)
Foreign currency translation adjustments	16,867	1,061	17,928
Unrealized holding gain (loss) on marketable securities	17,522	(123)	17,399
Unrealized holding gain on cash flow derivatives	36,322	-	36,322
Reclassification adjustment	(473)	(61)	(534)
Other - net	2,204	10,427	12,631
Balances at September 30, 2012	$(8,154,508)	$307,171	$(7,847,337)

Balances at January 1, 2011	$(7,695,606)	$490,920	$(7,204,686)
Net income (loss)	(259,067)	22,438	(236,629)
Foreign currency translation adjustments	(27,810)	1,731	(26,079)
Unrealized holding loss on marketable securities	(6,776)	(513)	(7,289)
Unrealized holding gain on cash flow derivatives	22,791	-	22,791
Reclassification adjustment	18	216	234
Other - net	(940)	(3,429)	(4,369)
Balances at September 30, 2011	$(7,967,390)	$511,363	$(7,456,027)

The Company does not have any compensation plans under which it grants awards to employees. CCMH and CCOH have granted options to purchase shares of their Class A common stock to certain key individuals, as well as restricted stock and restricted stock units.  CCMH completed a voluntary stock option exchange program on March 21, 2011 and exchanged 2.5 million stock options granted under the Clear Channel 2008 Executive Incentive Plan for 1.3 million replacement stock options with a lower exercise price and different service and performance vesting conditions.  The Company accounted for the exchange program as a modification of the existing awards under ASC 718 and will recognize incremental compensation expense of approximately $1.0 million over the service period of the new awards.

NOTE 9 – SEGMENT DATA

The Company’s reportable segments, which it believes best reflect how the Company is currently managed, are CCME, Americas outdoor advertising and International outdoor advertising.  Revenue and expenses earned and charged between segments are recorded at estimated fair value and eliminated in consolidation.  The CCME segment provides media and entertainment services via broadcast and digital delivery and also includes the Company’s national syndication business.  The Americas outdoor advertising segment consists of operations primarily in the United States and Canada.  The International outdoor advertising segment primarily includes operations in Europe, Asia and Latin America.  The Americas outdoor and International outdoor display inventory consists primarily of billboards, street furniture displays and transit displays.  The Other category includes the Company’s media representation business as well as other general support services and initiatives which are ancillary to the Company’s other businesses.  Corporate includes infrastructure and support, including information technology, human resources, legal, finance and administrative functions of each of the Company’s operating segments, as well as overall executive, administrative and support functions. Share-based payments are recorded by each segment in direct operating and selling, general and administrative expenses.

During the first quarter of 2012, the Company recast its segment reporting, as discussed in Note 1.  The following table presents the Company’s reportable segment results for the three and nine months ended September 30, 2012 and 2011.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	CCME	Americas Outdoor Advertising	International Outdoor Advertising	Other	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended September 30, 2012
Revenue	$798,759	$335,021	$396,120	$76,067	$-	$(18,636)	$1,587,331
Direct operating expenses	229,843	146,121	247,213	6,529	-	(5,180)	624,526
Selling, general and administrative expenses	259,861	54,718	82,770	35,962	-	(13,456)	419,855
Depreciation and amortization	67,956	50,177	49,740	10,663	3,814	-	182,350
Corporate expenses	-	-	-	-	70,811	-	70,811
Other operating income - net	-	-	-	-	42,118	-	42,118
Operating income (loss)	$241,099	$84,005	$16,397	$22,913	$(32,507)	$-	$331,907

Intersegment revenues	$-	$314	$-	$18,322	$-	$-	$18,636
Capital expenditures	$16,885	$25,633	$30,238	$2,812	$10,621	$-	$86,189
Share-based compensation expense	$1,418	$1,893	$1,708	$-	$2,359	$-	$7,378
Three Months Ended September 30, 2011
Revenue	$791,365	$326,882	$421,568	$60,195	$-	$(16,658)	$1,583,352
Direct operating expenses	242,704	143,345	264,787	7,171	-	(3,844)	654,163
Selling, general and administrative expenses	247,037	50,639	81,276	36,022	-	(12,814)	402,160
Depreciation and amortization	68,176	60,117	54,817	12,052	2,370	-	197,532
Corporate expenses	-	-	-	-	54,247	-	54,247
Other operating income - net	-	-	-	-	(6,490)	-	(6,490)
Operating income (loss)	$233,448	$72,781	$20,688	$4,950	$(63,107)	$-	$268,760

Intersegment revenues	$-	$1,084	$-	$15,574	$-	$-	$16,658
Capital expenditures	$14,313	$17,073	$42,049	$816	$5,178	$-	$79,429
Share-based compensation expense	$1,034	$1,903	$792	$-	$2,523	$-	$6,252
Nine Months Ended September 30, 2012
Revenue	$2,263,308	$935,850	$1,207,900	$191,909	$-	$(48,419)	$4,550,548
Direct operating expenses	642,570	433,716	760,566	18,855	-	(9,652)	1,846,055
Selling, general and administrative expenses	743,991	151,996	270,926	113,460	-	(38,767)	1,241,606
Depreciation and amortization	202,935	141,702	149,485	34,871	10,562	-	539,555
Corporate expenses	-	-	-	-	211,167	-	211,167
Other operating income - net	-	-	-	-	47,159	-	47,159
Operating income (loss)	$673,812	$208,436	$26,923	$24,723	$(174,570)	$-	$759,324

Intersegment revenues	$-	$1,084	$-	$47,335	$-	$-	$48,419
Capital expenditures	$43,711	$84,749	$97,147	$11,817	$23,057	$-	$260,481
Share-based compensation expense	$3,834	$5,065	$3,791	$-	$7,400	$-	$20,090

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	CCME	Americas Outdoor Advertising	International Outdoor Advertising	Other	Corporate and other reconciling items	Eliminations	Consolidated
Nine Months Ended September 30, 2011
Revenue	$2,196,075	$914,800	$1,273,072	$170,630	$-	$(46,013)	$4,508,564
Direct operating expenses	643,317	420,305	794,679	21,341	-	(11,395)	1,868,247
Selling, general and administrative expenses	721,751	149,232	248,800	110,141	-	(34,618)	1,195,306
Depreciation and amortization	201,665	159,061	163,803	38,146	8,209	-	570,884
Corporate expenses	-	-	-	-	163,080	-	163,080
Other operating income - net	-	-	-	-	13,453	-	13,453
Operating income (loss)	$629,342	$186,202	$65,790	$1,002	$(157,836)	$-	$724,500

Intersegment revenues	$-	$2,772	$-	$43,241	$-	$-	$46,013
Capital expenditures	$37,977	$82,550	$81,150	$3,942	$14,261	$-	$219,880
Share-based compensation expense	$3,470	$5,745	$2,396	$-	$2,670	$-	$14,281

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 10 – GUARANTOR SUBSIDIARIES

The Company and certain of Clear Channel’s direct and indirect wholly-owned domestic subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guaranteed on a joint and several basis certain of Clear Channel’s outstanding indebtedness. The following consolidating schedules present financial information on a combined basis in conformity with the SEC’s Regulation S-X Rule 3-10(d):

(In thousands)	As of September 30, 2012
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$-	$1	$431,228	$865,414	$-	$1,296,643
Accounts receivable, net of allowance	-	-	712,900	692,359	-	1,405,259
Intercompany receivables	32,686	4,283,900	247,556	-	(4,564,142)	-
Other current assets	4,808	40,162	100,459	397,368	(177,289)	365,508
Total Current Assets	37,494	4,324,063	1,492,143	1,955,141	(4,741,431)	3,067,410
Property, plant and equipment, net	-	-	808,450	2,198,001	-	3,006,451
Definite-lived intangibles, net	-	-	1,229,404	582,272	-	1,811,676
Indefinite-lived intangibles - licenses	-	-	2,413,171	-	-	2,413,171
Indefinite-lived intangibles - permits	-	-	-	1,106,799	-	1,106,799
Goodwill	-	-	3,335,479	860,377	-	4,195,856
Intercompany notes receivable	-	962,000	-		(962,000)	-
Long-term intercompany receivable	-	-	-	723,311	(723,311)	-
Investment in subsidiaries	(8,450,651)	3,768,444	671,929	-	4,010,278	-
Other assets	-	126,282	307,422	831,068	(463,816)	800,956
Total Assets	$(8,413,157)	$9,180,789	$10,257,998	$8,256,969	$(2,880,280)	$16,402,319

Accounts payable and accrued expenses	$(1,144)	$(103,198)	$345,442	$600,807	$-	$841,907
Accrued interest	-	86,027	-	2,370	(11,211)	77,186
Intercompany payable	-		4,412,200	151,942	(4,564,142)	-
Current portion of long-term debt	-	400,170	-	19,710	-	419,880
Deferred income	-	-	65,746	111,233	-	176,979
Other current liabilities	-	102,154	-	-	-	102,154
Total Current Liabilities	(1,144)	485,153	4,823,388	886,062	(4,575,353)	1,618,106
Long-term debt	-	16,469,044	4,000	4,718,792	(873,910)	20,317,926
Long-term intercompany payable	-	723,311	-	-	(723,311)	-
Intercompany long-term debt	-	-	962,000	-	(962,000)	-
Deferred income taxes	(14,290)	(74,662)	1,075,945	825,230	2,809	1,815,032
Other long-term liabilities	-	28,594	181,241	288,757	-	498,592
Total member's interest (deficit)	(8,397,723)	(8,450,651)	3,211,424	1,538,128	4,251,485	(7,847,337)
Total Liabilities and Member's Equity (Deficit)	$(8,413,157)	$9,180,789	$10,257,998	$8,256,969	$(2,880,280)	$16,402,319

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	As of December 31, 2011
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$-	$1	$461,572	$767,109	$-	$1,228,682
Accounts receivable, net of allowance	-	-	694,548	704,587	-	1,399,135
Intercompany receivables	30,270	4,824,634	-	-	(4,854,904)	-
Other current assets	2,251	46,018	107,564	277,695	(76,060)	357,468
Total Current Assets	32,521	4,870,653	1,263,684	1,749,391	(4,930,964)	2,985,285
Property, plant and equipment, net	-	-	815,245	2,248,082	-	3,063,327
Definite-lived intangibles, net	-	-	1,389,935	627,825	-	2,017,760
Indefinite-lived intangibles - licenses	-	-	2,411,367	-	-	2,411,367
Indefinite-lived intangibles - permits	-	-	-	1,105,704	-	1,105,704
Goodwill	-	-	3,325,771	860,947	-	4,186,718
Intercompany notes receivable	-	962,000	-	-	(962,000)	-
Long-term intercompany receivable	-	-	-	656,040	(656,040)	-
Investment in subsidiaries	(8,342,987)	5,234,229	2,844,451	-	264,307	-
Other assets	-	167,337	254,435	907,567	(557,461)	771,878
Total Assets	$(8,310,466)	$11,234,219	$12,304,888	$8,155,556	$(6,842,158)	$16,542,039

Accounts payable and accrued expenses	$(641)	$(61,478)	$292,368	$626,478	$-	$856,727
Accrued interest	-	189,144	(1)	2,277	(31,059)	160,361
Intercompany payable	-	-	4,743,944	110,960	(4,854,904)	-
Current portion of long-term debt	-	243,927	905	23,806	-	268,638
Deferred income	-	-	50,416	92,820	-	143,236
Total Current Liabilities	$(641)	$371,593	$5,087,632	$856,341	$(4,885,963)	$1,428,962
Long-term debt	-	18,305,183	3,321	2,522,103	(892,076)	19,938,531
Long-term intercompany payable	-	655,930	110	-	(656,040)	-
Intercompany long-term debt	-	-	962,000	-	(962,000)	-
Deferred income taxes	(13,845)	39,173	1,055,533	858,908	(1,170)	1,938,599
Other long-term liabilities	-	205,327	220,546	282,015	-	707,888
Total member's interest (deficit)	(8,295,980)	(8,342,987)	4,975,746	3,636,189	555,091	(7,471,941)
Total Liabilities and Member's Equity (Deficit)	$(8,310,466)	$11,234,219	$12,304,888	$8,155,556	$(6,842,158)	$16,542,039

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Three Months Ended September 30, 2012
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$-	$-	$853,665	$737,693	$(4,027)	$1,587,331
Operating expenses:
Direct operating expenses	-	-	230,834	396,032	(2,340)	624,526
Selling, general and administrative expenses	-	-	280,614	140,928	(1,687)	419,855
Corporate expenses	2,661	-	42,931	25,219	-	70,811
Depreciation and amortization	-	-	81,650	100,700	-	182,350
Other operating income (expense) – net	-	-	(279)	42,397	-	42,118
Operating income (loss)	(2,661)	-	217,357	117,211	-	331,907
Interest expense – net	-	319,407	5,845	43,158	19,800	388,210
Equity in earnings (loss) of nonconsolidated affiliates	(29,073)	171,077	17,166	3,702	(159,209)	3,663
Other income (expense) – net	-	-	1,745	(921)	-	824
Income (loss) before income taxes	(31,734)	(148,330)	230,423	76,834	(179,009)	(51,816)
Income tax benefit (expense)	973	119,257	(81,474)	(25,524)	-	13,232
Consolidated net income (loss)	(30,761)	(29,073)	148,949	51,310	(179,009)	(38,584)
Less amount attributable to noncontrolling interest	-	-	4,436	7,541	-	11,977
Net income (loss) attributable to the Company	$(30,761)	$(29,073)	$144,513	$43,769	$(179,009)	$(50,561)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	(257)	21,476	-	21,219
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	-	-	17,755	(1,376)	289	16,668
Unrealized holding loss on cash flow derivatives	-	11,808	-	-	-	11,808
Reclassification adjustment	-	-	-	(688)	-	(688)
Equity in subsidiary comprehensive income (loss)	45,758	33,950	18,228	-	(97,936)	-
Comprehensive income (loss)	14,997	16,685	180,239	63,181	(276,656)	(1,554)
Less amount attributable to noncontrolling interest	-	-	1,776	1,184	-	2,960
Comprehensive income (loss) attributable to the Company	$14,997	$16,685	$178,463	$61,997	$(276,656)	$(4,514)

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Three Months Ended September 30, 2011
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$-	$-	$832,949	$755,472	$(5,069)	$1,583,352
Operating expenses:						-
Direct operating expenses	-	-	245,460	412,677	(3,974)	654,163
Selling, general and administrative expenses	-	-	270,016	133,239	(1,095)	402,160
Corporate expenses	2,599	-	29,313	22,335	-	54,247
Depreciation and amortization	-	-	82,266	115,266	-	197,532
Other operating income – net	-	-	(6,527)	37	-	(6,490)
Operating income (loss)	(2,599)	-	199,367	71,992	-	268,760
Interest expense – net	2	343,039	(1,024)	13,109	14,107	369,233
Equity in earnings (loss) of nonconsolidated affiliates	(62,574)	153,264	9,327	5,242	(100,049)	5,210
Other income (expense) – net	-	(1)	(252)	3,286	4,274	7,307
Income (loss) before income taxes	(65,175)	(189,776)	209,466	67,411	(109,882)	(87,956)
Income tax benefit (expense)	952	127,202	(78,831)	(28,658)	-	20,665
Consolidated net income (loss)	(64,223)	(62,574)	130,635	38,753	(109,882)	(67,291)
Less amount attributable to noncontrolling interest	-	-	192	6,573	-	6,765
Net income (loss) attributable to the Company	$(64,223)	$(62,574)	$130,443	$32,180	$(109,882)	$(74,056)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	625	(102,576)	-	(101,951)
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	-	-	(16,319)	(5,771)	792	(21,298)
Unrealized holding loss on cash flow derivatives	-	10,848	-	-	-	10,848
Reclassification adjustment	-	-	-	86	-	86
Equity in subsidiary comprehensive income (loss)	(101,219)	(112,067)	(106,201)	-	319,487	-
Comprehensive income (loss)	(165,442)	(163,793)	8,548	(76,081)	210,397	(186,371)
Less amount attributable to noncontrolling interest	-	-	(10,620)	(1,268)	189	(11,699)
Comprehensive income (loss) attributable to the Company	$(165,442)	$(163,793)	$19,168	$(74,813)	$210,208	$(174,672)

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Nine Months Ended September 30, 2012
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$-	$-	$2,398,690	$2,163,928	$(12,070)		$4,550,548
Operating expenses:
Direct operating expenses	-	-	650,350	1,201,752	(6,047)		1,846,055
Selling, general and administrative expenses	-	-	813,996	433,633	(6,023)		1,241,606
Corporate expenses	8,130	-	125,670	77,367	-		211,167
Depreciation and amortization	-	-	246,165	293,390	-		539,555
Other operating income (expense) – net	-	-	(1,987)	49,146	-		47,159
Operating income (loss)	(8,130)	-	560,522	206,932	-		759,324
Interest expense – net	-	975,090	17,566	99,887	55,550		1,148,093
Equity in earnings (loss) of nonconsolidated affiliates	(163,057)	440,803	(30,015)	12,332	(248,149)		11,914
Other income (expense) – net	-	(15,167)	1,931	5,842	(9,452)		(16,846)
Income (loss) before income taxes	(171,187)	(549,454)	514,872	125,219	(313,151)		(393,701)
Income tax benefit (expense)	2,974	386,397	(154,024)	(56,054)	-		179,293
Consolidated net income (loss)	(168,213)	(163,057)	360,848	69,165	(313,151)		(214,408)
Less amount attributable to noncontrolling interest	-	-	3,821	14,986	-	`	18,807
Net income (loss) attributable to the Company	$(168,213)	$(163,057)	$357,027	$54,179	$(313,151)		$(233,215)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	(724)	18,652	-		17,928
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	-	-	18,476	(7,743)	6,666		17,399
Unrealized holding gain (loss) on cash flow derivatives	-	36,322	-	-	-		36,322
Reclassification adjustment	2	(2)	-	(534)	-		(534)
Equity in subsidiary comprehensive income (loss)	63,570	27,250	10,926	-	(101,746)		-
Comprehensive income (loss)	(104,641)	(99,487)	385,705	64,554	(408,231)		(162,100)
Less amount attributable to noncontrolling interest	-	-	1,428	(551)	-		877
Comprehensive income (loss) attributable to the Company	$(104,641)	$(99,487)	$384,277	$65,105	$(408,231)		$(162,977)

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Nine Months Ended September 30, 2011
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$-	$-	$2,285,970	$2,237,046	$(14,452)	$4,508,564
Operating expenses:
Direct operating expenses	-	-	637,418	1,235,725	(4,896)	1,868,247
Selling, general and administrative expenses	-	-	784,686	420,176	(9,556)	1,195,306
Corporate expenses	8,209	-	87,515	67,356	-	163,080
Depreciation and amortization	-	-	244,380	326,504	-	570,884
Other operating income – net	-	-	4,314	9,139	-	13,453
Operating income (loss)	(8,209)	-	536,285	196,424	-	724,500
Interest expense – net	13	1,020,220	(3,697)	22,603	58,710	1,097,849
Equity in earnings (loss) of nonconsolidated affiliates	(199,417)	440,734	30,020	13,478	(271,359)	13,456
Other income (expense) – net	-	(5,721)	(614)	2,815	4,274	754
Income (loss) before income taxes	(207,639)	(585,207)	569,388	190,114	(325,795)	(359,139)
Income tax benefit (expense)	3,008	385,790	(200,507)	(65,781)	-	122,510
Consolidated net income (loss)	(204,631)	(199,417)	368,881	124,333	(325,795)	(236,629)
Less amount attributable to noncontrolling interest	-	-	9,199	13,239	-	22,438
Net income (loss) attributable to the Company	$(204,631)	$(199,417)	$359,682	$111,094	$(325,795)	$(259,067)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	677	(26,756)	-	(26,079)
Unrealized gain (loss) on securities and derivatves:
Unrealized holding gain (loss) on marketable securities	-	-	(2,830)	(5,251)	792	(7,289)
Unrealized holding loss on cash flow derivatives	-	22,791	-	-	-	22,791
Reclassification adjustment	-	-	-	234	-	234
Equity in subsidiary comprehensive income (loss)	(12,380)	(35,171)	(35,847)	-	83,398	-
Comprehensive income (loss)	(217,011)	(211,797)	321,682	79,321	(241,605)	(269,410)
Less amount attributable to noncontrolling interest	-	-	(3,621)	4,866	189	1,434
Comprehensive income (loss) attributable to the Company	$(217,011)	$(211,797)	$325,303	$74,455	$(241,794)	$(270,844)

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Nine Months Ended September 30, 2012
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(168,213)	$(163,057)	$360,848	$69,165	$(313,151)	$(214,408)
Reconciling items:
Depreciation and amortization	-	-	246,165	293,390	-	539,555
Deferred taxes	(445)	(135,654)	13,989	(35,852)	-	(157,962)
Gain on disposal of operating assets	-	-	1,987	(49,146)	-	(47,159)
Loss on extinguishment of debt	-	15,167	-	-	-	15,167
Provision for doubtful accounts	-	-	6,209	4,800	-	11,009
Share-based compensation	-	-	11,074	9,016	-	20,090
Equity in (earnings) loss of nonconsolidated affiliates	163,057	(440,803)	30,015	(12,332)	248,149	(11,914)
Amortization of deferred financing charges and note discounts, net	-	147,096	(4,507)	(73,877)	55,550	124,262
Other reconciling items – net	-	-	1,196	18,717	-	19,913
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	-	(24,839)	36	-	(24,803)
Increase in deferred income	-	-	12,209	25,736	-	37,945
Increase (decrease) in accrued expenses	-	-	(244)	(14,710)	-	(14,954)
Increase (decrease) in accounts payable and other liabilities	-	(16,963)	(29,710)	1,064	-	(45,609)
Increase in accrued interest	-	(103,117)	5,393	88	14,456	(83,180)
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	(3,060)	(41,720)	30,513	16,942	(14,456)	(11,781)
Net cash provided by (used for) operating activities	(8,661)	(739,051)	660,298	253,037	(9,452)	156,171
Cash flows from investing activities:
Dividends from subsidiaries	-	1,925,661	1,916,209		(3,841,870)	-
Purchases of property, plant and equipment	-	-	(72,542)	(187,939)	-	(260,481)
Purchases of businesses	-	-	(15,395)	(4,721)	-	(20,116)
Acquisition of operating assets	-	-	(8,945)	(4,677)		(13,622)
Proceeds from disposal of assets	-	-	4,868	54,047		58,915
Change in other – net	-	-	(6,057)	45,681	(49,456)	(9,832)
Net cash provided by (used for) investing activities	-	1,925,661	1,818,138	(97,609)	(3,891,326)	(245,136)
Cash flows from financing activities:
Draws on credit facilities	-	602,500	-	2,063		604,563
Payments on credit facilities	-	(1,918,051)	-	(1,922)		(1,919,973)
Intercompany funding	8,661	609,283	(591,649)	(26,295)		-
Proceeds from long-term debt	-	-	-	2,200,000		2,200,000
Payments on long-term debt	-	(480,342)	(928)	(7,301)	50,149	(438,422)
Dividends paid	-	-	(1,916,207)	(2,179,849)	3,851,322	(244,734)
Deferred financing charges	-	-	-	(40,002)		(40,002)
Change in other – net	-	-	4	(3,817)	(693)	(4,506)
Net cash provided by (used for) financing activities	8,661	(1,186,610)	(2,508,780)	(57,123)	3,900,778	156,926

Net increase (decrease) in cash and cash equivalents	-	-	(30,344)	98,305	-	67,961

Cash and cash equivalents at beginning of period	-	1	461,572	767,109	-	1,228,682

Cash and cash equivalents at end of period	$-	$1	$431,228	$865,414	$-	$1,296,643

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Nine Months Ended September 30, 2011
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(204,631)	$(199,417)	$368,881	$124,333	$(325,795)	$(236,629)
Reconciling items:
Depreciation and amortization	-	-	244,380	326,504	-	570,884
Deferred taxes	(843)	(183,775)	76,627	(14,895)	-	(122,886)
Gain on disposal of operating assets	-	-	(4,314)	(9,139)	-	(13,453)
Loss on extinguishment of debt	-	5,721	-	-	(4,274)	1,447
Provision for doubtful accounts	-	-	8,195	5,105	-	13,300
Share-based compensation	-	-	6,177	8,104	-	14,281
Equity in (earnings) loss of non consolidated affiliates	199,417	(440,734)	(30,020)	(13,478)	271,359	(13,456)
Amortization of deferred financing charges and note discounts, net	-	169,455	(4,487)	(80,158)	58,709	143,519
Other reconciling items – net	-	-	200	7,248	1	7,449
Changes in operating assets and liabilities:
Increase in accounts receivable	-	-	1,863	14,728	-	16,591
Increase in deferred income	-	-	7,130	27,048	-	34,178
Increase (decrease) in accrued expenses	-	(3,216)	(92,647)	(11,047)	-	(106,910)
Increase (decrease) in accounts payable and other liabilities	-	-	(48,288)	739	-	(47,549)
Increase in accrued interest	-	(87,054)	5,391	705	14,716	(66,242)
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	(2,775)	17,976	(43,492)	(30,135)	(14,716)	(73,142)
Net cash provided by (used for) operating activities	(8,832)	(721,044)	495,596	355,662	-	121,382
Cash flows from investing activities:
Proceeds from maturity of Clear Channel notes	-	-	-	167,022	(167,022)	-
Purchases of property, plant and equipment	-	-	(52,295)	(165,841)	-	(218,136)
Purchases of businesses	-	-	(211)	(33,671)	-	(33,882)
Acquisition of operating assets	-	-	(1,113)	(13,239)	-	(14,352)
Proceeds from disposal of assets	-	-	41,381	11,008	-	52,389
Investment in Clear Channel notes	-	-	-	(55,250)	55,250	-
Change in other – net	-	-	67	(9,676)	11,325	1,716
Net cash provided by (used for) investing activities	-	-	(12,171)	(99,647)	(100,447)	(212,265)
Cash flows from financing activities:
Draws on credit facilities	-	55,000	-	-	-	55,000
Payments on credit facilities	-	(956,181)	-	(3,202)	-	(959,383)
Intercompany funding	9,139	1,372,223	(1,399,528)	18,166	-	-
Proceeds from long-term debt	-	1,724,650	1,603	1,560	-	1,727,813
Payments on long-term debt	-	(1,428,051)	(977)	(108,259)	167,022	(1,370,265)
Deferred financing charges	-	(46,597)	-	-	-	(46,597)
Repurchase of long-term debt	-	-	-	-	(55,250)	(55,250)
Change in other – net	(307)	-	250	(4,598)	(11,325)	(15,980)
Net cash provided by (used for) financing activities	8,832	721,044	(1,398,652)	(96,333)	100,447	(664,662)

Net increase (decrease) in cash and cash equivalents	-	-	(915,227)	159,682	-	(755,545)

Cash and cash equivalents at beginning of period	-	1	1,220,362	700,563	-	1,920,926

Cash and cash equivalents at end of period	$-	$1	$305,135	$860,245	$-	$1,165,381

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 11 – SUBSEQUENT EVENTS

October 2012 Senior Secured Credit Facility Amendments

On October 25, 2012, Clear Channel amended the terms of its senior secured credit facilities (the “Amendments”).  The Amendments, among other things: permit exchange offers of term loans for new debt securities in an aggregate principal amount of up to $5.0 billion; provide Clear Channel with greater flexibility to prepay tranche A term loans; following the repayment or extension of all tranche A term loans, permit below par non-pro rata purchases of term loans pursuant to customary Dutch auction procedures whereby all lenders of the class of term loans offered to be purchased will be offered an opportunity to participate; following the repayment or extension of all tranche A term loans, permit the repurchase of junior debt maturing before January 2016 with cash on hand in an amount not to exceed $200.0 million; combine the term loan B, the delayed draw term loan 1 and the delayed draw term loan 2 under the senior secured credit facilities; preserve revolving credit facility capacity in the event Clear Channel repays all amounts outstanding under the revolving credit facility; and eliminate certain restrictions on the ability of CCOH and its subsidiaries to incur debt.

October 2012 Refinancing Transaction

On October 25, 2012, Clear Channel exchanged $2.0 billion aggregate principal amount of term loans under its senior secured credit facilities for a like principal amount of newly issued Clear Channel 9.0% priority guarantee notes due 2019 (the “Notes”). The exchange offer, which was offered to eligible existing lenders under Clear Channel’s senior secured credit facilities, was exempt from registration under the Securities Act of 1933, as amended.

The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the Company and all of Clear Channel’s existing and future domestic wholly-owned restricted subsidiaries.  The Notes and the related guarantees are secured by (1) a lien on (a) the capital stock of Clear Channel and (b) certain property and related assets that do not constitute “principal property” (as defined in the indenture governing certain existing senior notes of Clear Channel), in each case equal in priority to the liens securing the obligations under Clear Channel’s senior secured credit facilities and existing priority guarantee notes and (2) a lien on the accounts receivable and related assets securing Clear Channel’s receivables based credit facility junior in priority to the lien securing Clear Channel’s obligations thereunder. In addition to the collateral granted to secure the Notes, the collateral agent and the trustee for the Notes entered into an agreement with the administrative agent for the lenders under the senior secured credit facilities to turn over to the trustee under the Notes, for the benefit of the holders of the Notes, a pro rata share of any recovery received on account of the principal properties, subject to certain terms and conditions.

Option Exchange

On October 22, 2012, CCMH announced an offering (the “Offer”) to eligible employees of CCMH and its direct and indirect subsidiaries to exchange outstanding options to purchase shares of CCMH’s Class A common stock (the “Common Stock”) granted under the Clear Channel 2008 Executive Incentive Plan that have a per share exercise price equal to $10.00 (“Eligible Options”) for shares of restricted Common Stock granted as of the date of the commencement of the Offer in an amount equal to 90.0% of the number of shares of Common Stock underlying such person’s Eligible Options tendered and accepted for exchange, on the terms and under the conditions set forth in the Offer.

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

During the first quarter of 2012, and in connection with the appointment of the new chief executive officer of our indirect subsidiary, Clear Channel Outdoor Holdings, Inc. (“CCOH”), we reevaluated our segment reporting and determined that our Latin American operations were more appropriately aligned within the operations of our International outdoor advertising segment.  As a result, the operations of Latin America are no longer reflected within our Americas outdoor advertising segment and are currently included in the results of our International outdoor advertising segment.  Accordingly, we have recast the corresponding segment disclosures for prior periods.

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

Management typically monitors our Americas outdoor and International outdoor advertising businesses by reviewing the average rates, occupancy and inventory levels of each of our display types by market.  Our outdoor advertising revenue is derived from selling advertising space on the displays we own or operate in key markets worldwide, consisting primarily of billboards, street furniture and transit displays.  Part of our long-term strategy for our Americas outdoor and International outdoor advertising businesses is to pursue the technology of digital displays, including flat screens, LCDs and LEDs, as additions to traditional methods of displaying our clients’ advertisements. We are currently installing these technologies in certain markets.

Our advertising revenue for all of our segments is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP, both domestically and internationally. According to the U.S. Department of Commerce, estimated U.S. GDP growth for the third quarter of 2012 was 2.0%. Internationally, our results are impacted by fluctuations in foreign currency exchange rates and economic conditions in the foreign markets in which we have operations.

Executive Summary

The key developments in our business for the three and nine months ended September 30, 2012 are summarized below:

•  Consolidated revenue increased $4.0 million including negative foreign exchange movements of $24.9 million during the three months ended September 30, 2012, and increased $42.0 million including negative foreign exchange movements of $73.7 million during the nine months ended September 30, 2012 compared to the same periods of 2011. Excluding foreign exchange impacts, consolidated revenue increased $28.9 million and $115.7 million, respectively, over the comparable three-month and nine-month periods in the prior year.

•  CCME revenue increased $7.4 million and $67.2 million during the three and nine months ended September 30, 2012, respectively, compared to the same periods of 2011.

•  Americas outdoor revenue increased $8.1 million and $21.1 million during the three and nine months ended September 30, 2012, respectively, compared to the same periods of 2011.

•  During the nine months ended September 30, 2012, we deployed 147 digital displays in the United States, compared to 153 in the nine months ended September 30, 2011.

•  International outdoor revenue decreased $25.4 million and $65.2 million including negative foreign exchange movements of $24.7 million and $72.8 million during the three and nine months ended September 30, 2012, respectively, compared to the same periods of 2011.  Excluding foreign exchange impacts, revenue was relatively flat and increased $7.6 million, respectively, over the comparable three-month and nine-month periods in the prior year.  The strengthening of the dollar significantly contributed to the revenue decline in our International outdoor advertising business. The weakened macroeconomic conditions in Europe had a negative impact on our operations in certain countries.

•  Revenues in our Other segment grew $15.9 million and $21.3 million during the three and nine months ended September 30, 2012, respectively, primarily due to increased political advertising through our media representation business.

•  During the third quarter of 2012, we spent $18.3 million on strategic revenue and cost-saving initiatives to realign and improve our on-going business operations—an increase of $15.3 million over the third quarter of 2011.

•  During the first quarter of 2012, our indirect subsidiary, Clear Channel Worldwide Holdings, Inc. (“CCWH”), issued $275.0 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 and $1,925.0 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (collectively, the “Subordinated Notes”) and in connection therewith, CCOH distributed a special cash dividend (the “CCOH Dividend”) equal to $6.0832 per share to its stockholders of record. Using CCOH Dividend proceeds distributed to us, together with cash on hand, we repaid $2,096.2 million of indebtedness under our senior secured credit facilities.  Please refer to the “Subsidiary Senior Subordinated Notes Issuance” section within this MD&A for further discussion of the Subordinated Notes offering, including the use of the proceeds.

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

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of our results of operations for the three and nine months ended September 30, 2012 to the three and nine months ended September 30, 2011 is as follows:

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2012	2011	Change	2012	2011	Change
Revenue	$1,587,331	$1,583,352	0%	$4,550,548	$4,508,564	1%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	624,526	654,163	(5%)	1,846,055	1,868,247	(1%)
Selling, general and administrative expenses (excludes depreciation and amortization)	419,855	402,160	4%	1,241,606	1,195,306	4%
Corporate expenses (excludes depreciation and amortization)	70,811	54,247	31%	211,167	163,080	29%
Depreciation and amortization	182,350	197,532	(8%)	539,555	570,884	(5%)
Other operating income (expense) – net	42,118	(6,490)	749%	47,159	13,453	251%
Operating income	331,907	268,760	23%	759,324	724,500	5%
Interest expense	388,210	369,233		1,148,093	1,097,849
Equity in earnings of nonconsolidated affiliates	3,663	5,210		11,914	13,456
Other income (expense) – net	824	7,307		(16,846)	754
Loss before income taxes	(51,816)	(87,956)		(393,701)	(359,139)
Income tax benefit	13,232	20,665		179,293	122,510
Consolidated net loss	(38,584)	(67,291)		(214,408)	(236,629)
Less amount attributable to noncontrolling interest	11,977	6,765		18,807	22,438
Net loss attributable to the Company	$(50,561)	$(74,056)		$(233,215)	$(259,067)

Consolidated Revenue

Our consolidated revenue during the third quarter of 2012 increased $4.0 million including negative movements in foreign exchange of $24.9 million compared to the same period of 2011. Excluding the impact of foreign exchange movements, consolidated revenue increased $28.9 million.  Our CCME revenue increased $7.4 million, primarily due to growth in radio market revenues largely from increases in national advertising across various markets and advertising categories, including telecommunications, political, media publishing and auto, and the iHeartRadio Music Festival, partially offset by revenue declines in CCME’s acquired traffic business.  Americas outdoor revenue increased $8.1 million driven primarily by our bulletin revenue growth as a result of our continued digital display deployments during 2012 and 2011 and revenue growth from our airports business. Our International outdoor revenue decreased $25.4 million including negative movements in foreign exchange of $24.7 million compared to the same period of 2011. Excluding the impact of foreign exchange movements, International outdoor revenue decreased $0.7 million.  Revenue from our street furniture business was a primary driver of growth in certain countries, partially offset by declines in other countries as a result of weakened macroeconomic conditions and the impact of businesses divested during the quarter.  Our Other segment revenue grew by $15.9 million as a result of higher commissions driven by increased political advertising through our media representation business during the presidential election year.

Our consolidated revenue increased $42.0 million including negative movements in foreign exchange of $73.7 million during the nine months ended September 30, 2012 compared to the same period of 2011. Excluding the impact of foreign exchange movements, revenue increased $115.7 million.  Our CCME revenue increased $67.2 million, driven by growth of $44.4 million from national and local advertising including auto, political and retail, and a $22.1 million increase due to our April 2011 acquisition of a traffic business.  Americas outdoor revenue increased $21.1 million, driven primarily by our bulletin revenue growth as a result of our continued deployment of new digital displays during 2012 and 2011 and revenue growth from our airports business.  Our International outdoor revenue decreased $65.2 million including negative movements in foreign exchange of $72.8 million compared to the same period of 2011.  Excluding the impact of foreign exchange movements, revenue increased $7.6 million.  Street furniture and billboard revenue in certain countries drove our revenue growth, which was partially offset by declines in other countries as a result of weakened macroeconomic conditions.  Our Other segment revenue grew by $21.3 million as a result of increased political advertising through our media representation business during the election year.

Consolidated Direct Operating Expenses

Direct operating expenses decreased $29.6 million including a $16.4 million decline due to the effects of movements in foreign exchange during the third quarter of 2012 compared to the same period of 2011.  Our CCME direct operating expenses decreased $12.9 million, primarily due to cost saving measures and a $4.9 million decrease in music license fees resulting from lower royalty rates. These decreases were partially offset by increases in digital streaming costs due to increased listenership.  Americas outdoor direct operating expenses increased $2.8 million, primarily due to higher site lease expense associated with our continued deployment of digital bulletins.  Direct operating expenses in our International outdoor segment decreased $17.6 million including a $16.3 million decrease from movements in foreign exchange.  The decrease in expense excluding the impact of movements in foreign exchange was primarily driven by lower site lease expenses in certain countries impacted by weakened economic conditions.

Direct operating expenses decreased $22.2 million including a $47.4 million decline due to the effects of movements in foreign exchange during the nine months ended September 30, 2012 compared to the same period of 2011.  Our CCME direct operating expenses were relatively flat.  An increase of $29.7 million related to our traffic acquisition and increases in our digital streaming costs due to increased listenership were offset by a $35.6 million decrease in music license fees resulting from lower royalty rates and a credit totaling $20.7 million received from one of our performance rights organizations related to a portion of our fees previously paid.  Americas outdoor direct operating expenses increased $13.4 million, primarily due to increased site lease expense associated with our continued development of digital displays.  Direct operating expenses in our International outdoor segment decreased $34.1 million including a $46.8 million decline due to the effects of movements in foreign exchange.  The increase in expense excluding the impact of movements in foreign exchange was primarily driven by higher site lease and other expenses as a result of new contracts. These increases were partially offset by lower variable costs in countries where revenues have declined.

Consolidated Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses increased $17.7 million including a decline of $6.0 million due to the effects of movements in foreign exchange during the third quarter of 2012 compared to the same period of 2011.  Our CCME SG&A expenses increased $12.8 million, primarily due to $4.5 million related to the iHeartRadio Music Festival and costs related to strategic revenue initiatives and cost savings programs.  SG&A expenses increased $4.1 million in our Americas outdoor segment primarily due to higher personnel costs and costs associated with strategic revenue and cost initiatives.  Our International outdoor SG&A expenses increased $1.5 million including a $5.6 million decrease due to the effects of movements in foreign exchange, offset by higher expenses related to revenue and cost initiatives in certain markets.

SG&A expenses increased $46.3 million including a decrease of $20.1 million due to the effects of movements in foreign exchange during the nine months ended September 30, 2012 compared to the same period of 2011.  Our CCME SG&A expenses increased $22.2 million due to an increase related to our traffic acquisition and additional iHeartRadio Music Festival promotional expenses.  SG&A expenses in our Americas outdoor segment increased $2.8 million due to increased personnel costs and costs associated with strategic revenue and cost initiatives partially offset by a favorable court ruling resulting in a $7.8 million decrease in expenses.  Our International outdoor SG&A expenses increased $22.1 million including a $20.0 million decline due to the effects of movements in foreign exchange. The increase was primarily due to $22.7 million of expense related to the negative impact of litigation in Latin America, including expenses related to the Brazil litigation discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q. Also contributing to the increase were additional costs related to revenue and cost initiatives.

Corporate Expenses

Corporate expenses increased $16.6 million and $48.1 million during the three and nine months ended September 30, 2012, respectively, compared to the same periods of 2011, as a result of timing and amounts recorded under our employee benefit plans and variable compensation plans, and expenses related to management reorganizations and Corporate IT projects. Also impacting the increase during the nine months ended September 30, 2012 compared to 2011 is the reversal of $6.6 million of share-based compensation expense included in the first quarter of 2011 related to the cancellation of a portion of an executive’s stock options.

Depreciation and Amortization

Depreciation and amortization decreased $15.2 million and $31.3 million during the three and nine months ended September 30, 2012, respectively, including the decrease due to the effects of movements in foreign exchange of $4.7 million and $8.9 million, respectively, compared to the same period of 2011.  The decrease is primarily as a result of declines in accelerated depreciation and amortization in our Americas outdoor segment due to timing related to the removal of various structures, including the removal of traditional billboards in connection with the continued deployment of digital billboards.  Additionally, amortization declined in our International outdoor segment primarily as a result of assets that became fully amortized during 2011.

Other Operating Income – Net

Other operating income of $42.1 million and $47.2 million for the third quarter and first nine months of 2012, respectively, primarily related to the gain on the sale of our international neon business in August 2012.

Interest Expense

Interest expense increased $19.0 million and $50.2 million during the three and nine months ended September 30, 2012, respectively, compared to the same periods of 2011, primarily due to higher interest from our issuance of 9.0% Priority Guarantee Notes and interest associated with CCWH’s issuance of the Subordinated Notes during the first quarter of 2012.  Please refer to “Sources of Capital” for additional discussion of the debt issuances.  The increase in interest expense was partially offset by decreased interest expense related to the prepayment of indebtedness under our senior secured credit facilities made in connection with the Subordinated Notes issuance and the timing and repayment of our senior notes at maturity.

Other Income (Expense) – Net

Other expense of $16.8 million for the nine months ended September 30, 2012 primarily related to losses on the accelerated expensing of loan origination fees upon prepayment of senior secured indebtedness in connection with CCWH’s issuance of the Subordinated Notes.

Income Tax Benefit

Our effective tax rate for the three and nine months ended 2012 was 25.5% and 45.5%, respectively.  The effective tax rate for the three months ended September 30, 2012 was primarily impacted by additional tax expense related to uncertain tax positions, the effects of which were partially offset by reduced non-U.S. tax rates on financial reporting gains resulting from the disposition of certain foreign subsidiaries.  The effective tax rate for the nine months ended September 30, 2012 was primarily impacted by the completion of income tax examinations in various jurisdictions during the period which resulted in a reduction to income tax expense of approximately $61.0 million.

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

CCME Results of Operations

Our CCME operating results were as follows:

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2012	2011	Change	2012	2011	Change
Revenue	$798,759	$791,365	1%	$2,263,308	$2,196,075	3%
Direct operating expenses	229,843	242,704	(5%)	642,570	643,317	(0%)
SG&A expenses	259,861	247,037	5%	743,991	721,751	3%
Depreciation and amortization	67,956	68,176	(0%)	202,935	201,665	1%
Operating income	$241,099	$233,448	3%	$673,812	$629,342	7%

Three Months

CCME revenue increased $7.4 million during the third quarter of 2012 compared to the same period of 2011, primarily due to growth in radio market revenues from greater national advertising sales volume across various markets and advertising categories. National sales increased primarily due to telecommunications, political, media publishing and auto categories and also advertiser sponsorships associated with our iHeart Radio Music Festival.  The presidential election year has driven both national and local increases in political advertising.  In addition, increased listenership drove revenue increases from our digital radio services primarily as a result of volume increases in connection with our digital service offerings, including our iHeartRadio platform.  These increases were partially offset by declines in our acquired traffic business.

Direct operating expenses decreased $12.9 million during the third quarter of 2012, primarily due to a $4.9 million decrease in music license fees resulting from lower royalty rates as well as lower personnel costs as a result of strategic cost initiatives.  These decreases were partially offset by increases in digital streaming costs due to increased listenership. SG&A expenses increased $12.8 million, primarily due to the iHeartRadio Music Festival and costs related to strategic revenue initiatives and cost savings programs.

Nine Months

CCME revenue increased $67.2 million during the nine months ended September 30, 2012 compared to the same period of 2011, primarily due to growth in radio market revenues of $44.4 million in higher national and local advertising sales volumes and a $22.1 million increase resulting from our traffic acquisition.  Auto, political, and retail advertising categories were the primary drivers of the growth.  Digital radio services sales increased as a result of sales volume growth in connection with increased listenership of our digital service offerings, including our iHeartRadio platform.

Direct operating expenses were relatively flat. An increase of $29.7 million related to our traffic acquisition as well as an increase in digital expenses related to the expansion of our iHeartRadio digital platform, including higher digital streaming fees, was offset by a $35.6 million decrease in music license fees.  Decreases in music license fees resulted from lower royalty rates and a credit totaling $20.7 million received during the year from one of our performance rights organizations related to a portion of our fees previously paid.  Our CCME SG&A expenses increased $22.2 million due to an increase related to our traffic acquisition, an increase in personnel costs related to strategic revenue and cost initiatives, and iHeartRadio Music Festival promotional expenses.

Americas Outdoor Advertising Results of Operations
Our Americas outdoor advertising operating results were as follows:

	Three Months Ended			Nine Months Ended
(In thousands)	September 30,		%	September 30,		%
	2012	2011	Change	2012	2011	Change
Revenue	$335,021	$326,882	2%	$935,850	$914,800	2%
Direct operating expenses	146,121	143,345	2%	433,716	420,305	3%
SG&A expenses	54,718	50,639	8%	151,996	149,232	2%
Depreciation and amortization	50,177	60,117	(17%)	141,702	159,061	(11%)
Operating income	$84,005	$72,781	15%	$208,436	$186,202	12%

Three Months

                Our Americas outdoor revenue increased $8.1 million during the third quarter of 2012 compared to the same period of 2011, driven by growth in bulletins primarily as a result of our continued digital display deployments during 2012 and 2011.  Our airport revenues grew as a result of increased occupancy by our largest U.S. airport customers.  These increases were partially offset by declines in poster revenues.

Direct operating expenses increased $2.8 million, primarily due to higher site lease expense associated with our continued deployment of digital displays. SG&A expenses increased $4.1 million as a result of higher personnel costs and expenses associated with strategic revenue initiatives.

Depreciation and amortization declined $9.9 million, primarily as a result of declines in accelerated depreciation and amortization due to timing related to the removal of various structures, including the removal of traditional billboards in connection with the continued deployment of digital billboards.

Nine Months

                Our Americas outdoor revenue increased $21.1 million during the nine months ended September 30, 2012 compared to the same period of 2011 primarily from growth in bulletin and airport revenues. Our continued deployment of new digital displays during 2012 and 2011 is the primary driver of our growth.  Our airport revenues grew as a result of increased occupancy by our largest U.S. airport customers.  These increases were partially offset by declines in poster and shelter revenues.

Direct operating expenses increased $13.4 million due to increased site lease expense primarily as result of our continued deployment of digital displays.  SG&A expenses increased $2.8 million primarily due to higher personnel costs and costs associated with strategic revenue initiatives partially offset by a favorable court ruling resulting in a $7.8 million decrease in expenses.

Depreciation and amortization decreased $17.4 million, primarily as a result of declines in accelerated depreciation and amortization in our Americas outdoor segment due to timing related to the removal of various structures, including the removal of traditional billboards in connection with the continued deployment of digital billboards.

International Outdoor Advertising Results of Operations
Our International outdoor operating results were as follows:

	Three Months Ended			Nine Months Ended
(In thousands)	September 30,		%	September 30,		%
	2012	2011	Change	2012	2011	Change
Revenue	$396,120	$421,568	(6%)	$1,207,900	$1,273,072	(5%)
Direct operating expenses	247,213	264,787	(7%)	760,566	794,679	(4%)
SG&A expenses	82,770	81,276	2%	270,926	248,800	9%
Depreciation and amortization	49,740	54,817	(9%)	149,485	163,803	(9%)
Operating income	$16,397	$20,688	(21%)	$26,923	$65,790	(59%)

Three Months

International outdoor revenue decreased $25.4 million during the third quarter of 2012 compared to the same period of 2011, including $24.7 million of negative movements in foreign exchange.  Excluding the impact of movements in foreign exchange, countries including China and Australia experienced increased revenues, primarily related to our street furniture business, and the Olympic Games led to increased revenues in the United Kingdom.  These increases were offset by revenue declines in certain geographies as a result of weakened macroeconomic conditions, particularly in France, southern Europe and the Nordic countries, as well as a $5.5 million decline in revenues resulting from the sale of our international neon business in August 2012.

Direct operating expenses decreased $17.6 million including a $16.3 million decrease due to the effects of movements in foreign exchange.  The remaining decrease was primarily driven by lower site lease expenses in certain countries impacted by weakened economic conditions.  SG&A expenses increased $1.5 million including a $5.6 million decrease due to the effects of movements in foreign exchange, offset by higher expenses related to revenue and cost initiatives in certain markets.

Depreciation and amortization declined $5.1 million, including $3.0 million of negative movements in foreign exchange, primarily as a result of assets that became fully depreciated or amortized during 2011.

Nine Months

International outdoor revenue decreased $65.2 million during the nine months ended September 30, 2012 compared to the same period of 2011, including $72.8 million of negative movements in foreign exchange. Excluding the impact of movements in foreign exchange, countries including China, Australia, Switzerland, United Kingdom and Belgium experienced increased revenues, primarily related to our shelters, street furniture and billboard businesses.  New contracts won during 2011 helped drive revenue growth.  These increases were partially offset by revenue declines in certain geographies as a result of weakened macroeconomic conditions, particularly in France, southern Europe and the Nordic countries.

Direct operating expenses decreased $34.1 million including a $46.8 million decline due to the effects of movements in foreign exchange. The increase in expense excluding the impact of movements in foreign exchange was primarily driven by higher site lease and other expenses as a result of new contracts. These increases were partially offset by lower variable costs in countries where revenues have declined.

SG&A expenses increased $22.1 million including a $20.0 million decrease from the effects of movements in foreign exchange. The increase was driven primarily by $22.7 million of expense related to the negative impact of litigation in Latin America, including expenses related to the Brazil litigation discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q. Also contributing to the increase were additional costs related to revenue and cost initiatives.

Depreciation and amortization declined $14.3 million, including $8.8 million of negative movements in foreign exchange, primarily as a result of assets that became fully depreciated or amortized during 2011.

Reconciliation of Segment Operating Income to Consolidated Operating Income

(In thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
CCME	$241,099	$233,448	$673,812	$629,342
Americas outdoor advertising	84,005	72,781	208,436	186,202
International outdoor advertising	16,397	20,688	26,923	65,790
Other	22,913	4,950	24,723	1,002
Other operating income (expense) - net	42,118	(6,490)	47,159	13,453
Corporate expenses (1)	(74,625)	(56,617)	(221,729)	(171,289)
Consolidated operating income	$331,907	$268,760	$759,324	$724,500

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

The following table presents amounts related to share-based compensation expense for the three and nine months ended September 30, 2012 and 2011, respectively:

(In thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
CCME	$1,418	$1,034	$3,834	$3,470
Americas outdoor advertising	1,893	1,903	5,065	5,745
International outdoor advertising	1,708	792	3,791	2,396
Corporate (1)	2,359	2,523	7,400	2,670
Total share-based compensation expense	$7,378	$6,252	$20,090	$14,281

(1) Included in corporate share-based compensation for the nine months ended September 30, 2011 is a $6.6 million reversal of expense related to the cancellation of a portion of an executive’s stock options.

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

As of September 30, 2012, there was $35.1 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions.  Based on the terms of the award agreements, this cost is expected to be recognized over a weighted average period of approximately two years.  In addition, as of September 30, 2012, there was $16.2 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.

Option Exchange

On October 22, 2012, CCMH announced that it is offering (the “Offer”) to its eligible employees the opportunity to exchange outstanding options to purchase shares of CCMH’s Class A common stock (the “Common Stock”) granted under the Clear Channel 2008 Executive Incentive Plan that have a per share exercise price equal to $10.00 (“Eligible Options”) for shares of restricted Common Stock granted as of the date of the commencement of the Offer in an amount equal to 90.0% of the number of shares of Common Stock underlying such person’s Eligible Options tendered and accepted for exchange, on the terms and under the conditions set forth in the offer to exchange.  The Offer is currently expected to expire on November 19, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

                The following discussion highlights our cash flow activities during the nine months ended September 30, 2012 and 2011.

(In thousands)	Nine Months Ended
	September 30,
	2012	2011
Cash provided by (used for):
Operating activities	$156,171	$121,382
Investing activities	$(245,136)	$(212,265)
Financing activities	$156,926	$(664,662)

Operating Activities

Our consolidated net loss, adjusted for $513.0 million of non-cash items, provided positive cash flows of $298.6 million during the nine months ended September 30, 2012.  Our consolidated net loss, adjusted for $601.1 million of non-cash items, provided positive cash flows of $364.5 million during the nine months ended September 30, 2011.  Cash provided by operating activities during the nine months ended September 30, 2012 was $156.2 million compared to $121.4 million of cash provided by operating activities during the nine months ended September 30, 2011.  Cash paid for interest was $81.2 million higher in the nine months ended September 30, 2012 compared to the prior year.  Cash provided by operations in 2011 compared to 2012 reflected higher variable compensation payments in 2011 associated with our employee incentive programs based on 2010 operating performance.

Non-cash items affecting our net loss include depreciation and amortization, deferred taxes, gain on disposal of operating assets, loss on extinguishment of debt, provision for doubtful accounts, share-based compensation, equity in earnings of nonconsolidated affiliates, amortization of deferred financing charges and note discounts – net and other reconciling items – net as presented on the face of the consolidated statement of cash flows.

Investing Activities

Cash used for investing activities of $245.1 million during the nine months ended September 30, 2012 reflected capital expenditures of $260.5 million.  We spent $43.7 million for capital expenditures in our CCME segment, $84.7 million in our Americas outdoor segment primarily related to the construction of new billboards, $97.1 million in our International outdoor segment primarily related to new billboard and street furniture contracts and renewals of existing contracts and $11.8 million in our Other segment related to our national representation business.  Partially offsetting cash used for investing activities were $58.9 million of proceeds from the divestiture of our international neon business and the sales of other operating assets.

Cash used for investing activities of $212.3 million during the nine months ended September 30, 2011 reflected capital expenditures of $218.1 million.  We spent $38.0 million for capital expenditures in our CCME segment, $82.6 million in our Americas outdoor segment primarily related to the construction of new billboards, $81.2 million in our International outdoor segment primarily related to new billboard and street furniture contracts and renewals of existing contracts and $14.3 million in our Other segment related to our national representation business.  Cash of $33.9 million paid for purchases of businesses primarily related to our traffic acquisition and the cloud-based music technology business we purchased during the nine months ended September 30, 2011.  In addition, we received proceeds of $52.4 million primarily related to the sale of radio stations, towers and other assets in our CCME, Americas outdoor, and International outdoor segments.

Financing Activities

Cash provided by financing activities of $156.9 million during the nine months ended September 30, 2012 primarily reflected the issuance of the Subordinated Notes by CCWH and the use of proceeds distributed to us in connection with the CCOH Dividend, in addition to cash on hand, to repay $2,096.2 million of indebtedness under our senior secured credit facilities.  Our financing activities also reflect the CCOH Dividend paid in connection with the Subordinated Notes issuance, of which $244.7 million represents the portion paid to parties other than our subsidiaries that own CCOH common stock.  In addition, we repaid our 5.0% senior notes at maturity for $249.9 million (net of $50.1 million principal amount held by and repaid to one of our subsidiaries with respect to notes repurchased and held by such entity), plus accrued interest, using a portion of the proceeds from our February 2011 issuance of $1.0 billion aggregate principal amount of 9.0% Priority Guarantee Notes (the “Initial Notes”) discussed elsewhere in this MD&A, along with available cash on hand.

Cash used for financing activities of $664.7 million during the nine months ended September 30, 2011 primarily reflected the issuances of the Initial Notes in February 2011 and $750.0 million in aggregate principal amount of 9.0% Priority Guarantee Notes (the “Additional Notes”) in June 2011, and the use of proceeds from the Initial Notes offering, as well as cash on hand, to prepay $500.0 million of our senior secured credit facilities and repay at maturity our 6.25% senior notes that matured in the first six months of 2011 as discussed elsewhere in this MD&A.  We also repaid all outstanding amounts under our receivables based facility prior to, and in connection with, the Additional Notes offering.  Cash used for financing activities also included the $95.0 million of pre-existing, intercompany debt owed by acquired entities repaid immediately after the closing of the traffic acquisition. Additionally, we repaid our 4.4% notes at maturity in May 2011 for $140.2 million, plus accrued interest, with available cash on hand, and repaid $500.0 million of our revolving credit facility on June 27, 2011.

Anticipated Cash Requirements

Our primary source of liquidity is cash on hand, cash flow from operations and borrowing capacity under our receivables based credit facility, subject to certain limitations contained in our material financing agreements. Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flows from operations and borrowing capacity under our receivables based credit facility will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months. In addition, we expect to be in compliance with the covenants governing our indebtedness in 2012. We believe our long-term plans, which include promoting spending in our industries and capitalizing on our diverse geographic and product opportunities, including the continued investment in our media and entertainment initiatives and continued deployment of digital displays, will enable us to continue generating cash flows from operations sufficient to meet our liquidity and funding requirements long term. However, our anticipated results are subject to significant uncertainty and there can be no assurance that we will be able to maintain compliance with these covenants. In addition, our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions.

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

We expect to be in compliance with the covenants contained in our material financing agreements in 2012, including the maximum consolidated senior secured net debt to consolidated EBITDA limitation contained in our senior secured credit facilities. However, our anticipated results are subject to significant uncertainty and our ability to comply with this limitation may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any covenants set forth in our financing agreements would result in a default thereunder. An event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, the lenders under the receivables based credit facility under our senior secured credit facilities would have the option to terminate their commitments to make further extensions of credit thereunder. If we are unable to repay our obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility. In addition, a default or acceleration under any of our material financing agreements could cause a default under other of our obligations that are subject to cross-default and cross-acceleration provisions. The threshold amount for a cross-default under the senior secured credit facilities is $100.0 million.

Sources of Capital

As of September 30, 2012 and December 31, 2011, we had the following debt outstanding, net of cash and cash equivalents:

	September 30,	December 31,
(In millions)	2012	2011
Senior Secured Credit Facilities:
Term Loan Facilities	$10,328.9	$10,493.8
Revolving Credit Facility (1)	10.0	1,325.6
Delayed Draw Term Loan Facilities	961.4	976.8
Receivables Based Facility (2)	-	-
Priority Guarantee Notes	1,750.0	1,750.0
Other Secured Subsidiary Debt	26.6	30.9
Total Secured Debt	13,076.9	14,577.1

Senior Cash Pay Notes	796.3	796.3
Senior Toggle Notes	829.8	829.8
Clear Channel Senior Notes	1,748.5	1,998.4
Subsidiary Senior Notes	2,500.0	2,500.0
Subsidiary Senior Subordinated Notes	2,200.0	-
Other Clear Channel Subsidiary Debt	15.9	19.9
Purchase accounting adjustments and original issue discount	(429.6)	(514.3)
Total Debt	20,737.8	20,207.2
Less: Cash and cash equivalents	1,296.6	1,228.7
	$19,441.2	$18,978.5

(1)     During the first quarter of 2012, we prepaid $1,918.1 million under our revolving credit facility, thereby permanently reducing the borrowing capacity to $10.0 million, all of which was drawn as of September 30, 2012.

(2)     As of September 30, 2012, we had available under our receivables based facility an amount equal to the lesser of $625 million (the revolving credit commitment) or the borrowing base amount, as defined under the receivables based facility and subject to certain limitations contained in our material financing agreements.

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

Senior Secured Credit Facilities

The senior secured credit facilities require us to comply on a quarterly basis with a financial covenant limiting the ratio of consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA for the preceding four quarters.  Our secured debt consists of the senior secured credit facilities, the receivables-based credit facility, the priority guarantee notes and certain other secured subsidiary debt.  Our consolidated EBITDA for the preceding four quarters of $1,992.8 million is calculated as operating income (loss) before depreciation, amortization, impairment charges and other operating income (expense) – net,  plus  non-cash compensation, and is further adjusted for the following items: (i) an increase of $21.2 million for cash received from nonconsolidated affiliates; (ii) an increase of $45.2 million for non-cash items; (iii) an increase of $93.3 million related to costs incurred in connection with the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; and (iv) an increase of $23.9 million for various other items.  The maximum ratio under this financial covenant is currently set at 9.5:1 and becomes more restrictive over time beginning in the second quarter of 2013.  At September 30, 2012, our ratio was 6.1:1.

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

With the proceeds of the Subordinated Notes (net of the initial purchasers’ discount of $33.0 million), CCWH loaned an aggregate amount equal to $2,167.0 million to CCOI. CCOI paid all other fees and expenses of the offering using cash on hand and, with the proceeds of the loans, distributed a special cash dividend to CCOH, which in turn distributed the CCOH Dividend on March 15, 2012 in an amount equal to $6.0832 per share to its Class A and Class B stockholders of record at the close of business on March 12, 2012, including Clear Channel Holdings, Inc. (“CC Holdings”) and CC Finco, LLC (“CC Finco”), our wholly-owned subsidiaries.  Of the $2,170.4 million CCOH Dividend, an aggregate of $1,925.7 million was distributed to CC Holdings and CC Finco, with the remaining $244.7 million distributed to other stockholders.  As a result, we recorded a reduction of $244.7 million in “Noncontrolling interest” on the consolidated balance sheet.

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

Uses of Capital

Debt Repayments, Maturities and Other

In connection with the issuance of the Subordinated Notes, CCOH paid the $2,170.4 million CCOH Dividend on March 15, 2012 to its Class A and Class B stockholders, consisting of $1,925.7 million distributed to CC Holdings and CC Finco and $244.7 million distributed to other stockholders. In connection with the Subordinated Notes issuance and CCOH Dividend, we repaid indebtedness under our senior secured credit facilities in an amount equal to the aggregate amount of dividend proceeds distributed to CC Holdings and CC Finco, or $1,925.7 million. Of this amount, a prepayment of $1,918.1 million was applied to indebtedness outstanding under our revolving credit facility, thus permanently reducing the revolving credit commitments under our revolving credit facility to $10.0 million.  The remaining $7.6 million prepayment was allocated on a pro rata basis to our term loan facilities.

In addition, on March 15, 2012, using cash on hand, we made voluntary prepayments under our senior secured credit facilities in an aggregate amount equal to $170.5 million, as follows: (1) $16.2 million under our term loan A due 2014, (ii) $129.8 million under our term loan B due 2016, (iii) $10.0 million under our term loan C due 2016 and (iv) $14.5 million under our delayed draw term loans due 2016. In connection with the prepayments on our senior secured credit facilities, we recorded a loss of $15.2 million in “Other expense” related to the accelerated expensing of loan fees.

During March 2012, we repaid our 5.0% senior notes at maturity for $249.9 million (net of $50.1 million principal amount repaid to one of our subsidiaries with respect to notes repurchased and held by such entity), plus accrued interest, using a portion of the proceeds from the 2011 offering of the Additional Notes, along with cash on hand.

During the first nine months of 2011, we repaid our 6.25% senior notes at maturity for $692.7 million (net of $57.3 million principal amount repaid to one of our subsidiaries with respect to notes repurchased and held by such entity), plus accrued interest, using a portion of the proceeds from the 2011 offering of the Initial Notes, along with available cash on hand. We also repaid our 4.4% senior notes at maturity for $140.2 million (net of $109.8 million principal amount repaid to one of our subsidiaries with respect to notes repurchased and held by such entity), plus accrued interest, with available cash on hand.  Prior to, and in connection with the Additional Notes offering, we repaid all amounts outstanding under our receivables based credit facility on June 8, 2011, using cash on hand. This voluntary repayment did not reduce the commitments under this facility and we may reborrow amounts under this facility at any time.  In addition, on June 27, 2011, we made a voluntary payment of $500.0 million on our revolving credit facility.

Furthermore, CC Finco repurchased $80.0 million aggregate principal amount of our outstanding 5.5% senior notes due 2014 for $57.1 million, including accrued interest, through an open market purchase.

October 2012 Senior Secured Credit Facility Amendments

On October 25, 2012, Clear Channel amended the terms of its senior secured credit facilities (the “Amendments”).  The Amendments, among other things: permit exchange offers of term loans for new debt securities in an aggregate principal amount of up to $5.0 billion; provide Clear Channel with greater flexibility to prepay tranche A term loans; following the repayment or extension of all tranche A term loans, permit below par non-pro rata purchases of term loans pursuant to customary Dutch auction procedures whereby all lenders of the class of term loans offered to be purchased will be offered an opportunity to participate; following the repayment or extension of all tranche A term loans, permit the repurchase of junior debt maturing before January 2016 with cash on hand in an amount not to exceed $200 million; combine the term loan B, the delayed draw term loan 1 and the delayed draw term loan 2 under the senior secured credit facilities; preserve revolving credit facility capacity in the event Clear Channel repays all amounts outstanding under the revolving credit facility; and eliminate certain restrictions on the ability of CCOH and its subsidiaries to incur debt.

October 2012 Refinancing Transaction

On October 25, 2012, Clear Channel exchanged $2.0 billion aggregate principal amount of term loans under its senior secured credit facilities for a like principal amount of newly issued Clear Channel 9.0% priority guarantee notes due 2019 (the “Notes”). The exchange offer, which was offered to eligible existing lenders under Clear Channel’s senior secured credit facilities, was exempt from registration under the Securities Act of 1933, as amended.

The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior basis by Clear Channel Capital I, LLC, and all of Clear Channel’s existing and future domestic wholly-owned restricted subsidiaries.  The Notes and the related guarantees are secured by (1) a lien on (a) the capital stock of Clear Channel and (b) certain property and related assets that do not constitute “principal property” (as defined in the indenture governing certain existing senior notes of Clear Channel), in each case equal in priority to the liens securing the obligations under Clear Channel’s senior secured credit facilities and existing priority guarantee notes and (2) a lien on the accounts receivable and related assets securing Clear Channel’s receivables based credit facility junior in priority to the lien securing Clear Channel’s obligations thereunder. In addition to the collateral granted to secure the Notes, the collateral agent and the trustee for the Notes entered into an agreement with the administrative agent for the lenders under the senior secured credit facilities to turn over to the trustee under the Notes, for the benefit of the holders of the Notes, a pro rata share of any recovery received on account of the principal properties, subject to certain terms and conditions.  We expect our interest expense will increase by approximately $100.0 million as a result of this refinancing transaction.  As a result of the refinancing transaction of term loan indebtedness under Clear Channel’s senior secured credit facilities, the scheduled repayment of remaining term loans that were not exchanged is revised as set forth below:

(In millions)	Tranche A Term	Tranche B Term	Tranche C Term
Year	Loan*	Loan**	Loan**
2013	$71.4	-	$2.8
2014	$990.5	-	$7.0
2015	-	-	$3.4
2016	-	$7,714.8	$500.5
Total	$1,061.9	$7,714.8	$513.7

*Balance of Tranche A Term Loan is due July 30, 2014

**Balance of Tranche B Term Loan and Tranche C Term Loan are due January 29, 2016

Acquisitions

On April 29, 2011, we completed our traffic acquisition for $24.3 million to add a complementary traffic operation to our existing traffic operations. Immediately after closing, the acquired subsidiaries repaid pre-existing, intercompany debt owed by the subsidiaries to the predecessor owner in the amount of $95.0 million.

Certain Relationships with the Sponsors

We are party to a management agreement with certain affiliates of Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018.  These agreements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses.  For the three months ended September 30, 2012 and 2011, we recognized management fees and reimbursable expenses of $3.9 million and $3.8 million, respectively. For the nine months ended September 30, 2012 and 2011, we recognized management fees and reimbursable expenses of $11.9 million and $11.8 million, respectively.

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

Equity Price Risk

The carrying value of our available-for-sale equity securities is affected by changes in their quoted market prices.  It is estimated that a 20% change in the market prices of these securities would change their carrying value and our comprehensive loss at September 30, 2012 by $20.3 million.

Interest Rate Risk

A significant amount of our long-term debt bears interest at variable rates.  Accordingly, our earnings will be affected by changes in interest rates.  At September 30, 2012 we had an interest rate swap agreement with a $2.5 billion notional amount that effectively fixes interest rates on a portion of our floating rate debt at a rate of 4.4%, plus applicable margins, per annum.  The fair value of this agreement at September 30, 2012 was a liability of $102.2 million.  At September 30, 2012, approximately 42% of our aggregate principal amount of long-term debt, including taking into consideration debt on which we have entered into a pay-fixed-rate-receive-floating-rate swap agreement, bears interest at floating rates.

Assuming the current level of borrowings and interest rate swap contracts and assuming a 30% change in LIBOR, it is estimated that our interest expense for the nine months ended September 30, 2012 would have changed by $5.8 million.

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

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar.  Our foreign operations reported net gains of $38.7 million and $35.0 million for the three and nine months ended September 30, 2012, respectively.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net gains for the three and nine months ended September 30, 2012 by $3.9 million and $3.5 million, respectively.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during the three and nine months ended September 30, 2012 would have increased our net gains by a corresponding amount.

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

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.  RISK FACTORS

For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.  There have not been any material changes in the risk factors disclosed in those reports.

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
10.1

Employment Agreement, effective as of January 24, 2012, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on July 27, 2012).

10.2

Form of Restricted Stock Unit Agreement under the Clear Channel Outdoor Holdings, Inc. 2012 Stock Incentive Plan, dated July 26, 2012, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on July 27, 2012).

10.3

Indemnification Agreement by and among CC Media Holdings, Inc., Clear Channel Communications, Inc. and Robert W. Pittman dated September 18, 2012 (incorporated by reference to Exhibit 10.3 to the CC Media Holdings, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012).

10.4

Indemnification Agreement by and among Clear Channel Outdoor Holdings, Inc. and Robert W. Pittman dated September 18, 2012 (incorporated by reference to Exhibit 10.4 to the CC Media Holdings, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012).

10.5

Indemnification Agreement by and among Clear Channel Outdoor Holdings, Inc. and Thomas W. Casey dated September 5, 2012 (incorporated by reference to Exhibit 10.5 to the CC Media Holdings, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012).

10.6

Indemnification Agreement by and among Clear Channel Outdoor Holdings, Inc. and Robert H. Walls, Jr. dated September 5, 2012 (incorporated by reference to Exhibit 10.6 to the CC Media Holdings, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012).

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

November 2, 2012

/s/ SCOTT D. HAMILTON

Scott D. Hamilton

Senior Vice President, Chief Accounting Officer and Assistant Secretary