Form 10-K
period 2012-12-31
CLEAR CHANNEL COMMUNICATIONS INC
filed 2013-02-19
CIK 739708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]          Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the fiscal year ended December 31, 2012, or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer [  ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  YES [  ] NO [X]

The registrant has no voting or nonvoting equity held by non-affiliates.

On January 31, 2013, there were 500,000,000 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CLEAR CHANNEL COMMUNICATIONS, INC.

INDEX TO FORM 10-K

Page

Number

PART I

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases

PART III

Item 10.        Directors, Executive Officers and Corporate Governance (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)....................................................................................................................................... 124

Item 11.        Executive Compensation (intentionally omitted pursuant to General Instruction I(2)(c)

                      of Form 10-K)........................................................................................................................................................................................... 124

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related

                      Stockholder Matters (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K).......................................... 124

Item 13.        Certain Relationships and Related Transactions, and Director Independence (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)........................................................................................................ 125

Item 14.        Principal Accounting Fees and Services............................................................................................................................................ 125

PART IV

Item 15.        Exhibits and Financial Statement Schedules...................................................................................................................................... 126

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

Our Business Segments

We are a diversified media and entertainment company with three reportable business segments:  Media and Entertainment (“CCME”); Americas outdoor advertising (“Americas outdoor”); and International outdoor advertising (“International outdoor”).  Our CCME segment provides media and entertainment services via broadcast and digital delivery and also includes our national syndication business.  Our Americas outdoor and International outdoor segments provide outdoor advertising services in their respective geographic regions using various digital and traditional display types.  Our Americas outdoor segment consists of operations primarily in the United States and Canada.  Our International outdoor segment consists of operations primarily in Asia, Australia, Europe and Latin America.  Our “Other” segment includes our full-service media representation business, Katz Media Group (“Katz Media”), as well as other general support services and initiatives, which are ancillary to our other businesses.  Approximately half of our revenue is generated from our CCME segment. The remaining half is comprised of our Americas outdoor and our International outdoor advertising segments, as well as Katz Media and other support services and initiatives.

We are a leading global media and entertainment company specializing in radio, digital, out-of-home, mobile and on-demand entertainment and information services for national audiences and local communities while providing premiere opportunities for advertisers.  Through our strong capabilities and unique collection of assets, we have the ability to deliver compelling content as well as innovative, effective marketing campaigns for advertisers and marketing, creative and strategic partners in the United States and internationally.

We focus on building the leadership position of our diverse global assets and maximizing our financial performance while serving our local communities. We continue to invest strategically in our digital platforms, including the development of continued enhancements to iHeartRadio, our integrated digital radio platform, and the ongoing deployment of digital outdoor displays.  We intend to continue to execute our strategies while closely managing expenses and focusing on achieving operating efficiencies across our businesses. We share best practices across our businesses and markets to replicate our successes throughout the markets in which we operate.

For more information about our revenue, gross profit and assets by segment and our revenue and long-lived assets by geographic area, see Note 13 to our Consolidated Financial Statements located in Item 8 of Part II of this Annual Report on Form 10-K.

CCME

Our CCME operations include radio broadcasting, online and mobile services and products, program syndication, entertainment, traffic data distribution and music research services.  Our radio stations and content can be heard on AM/FM stations, HD radio stations, satellite radio, at iHeartRadio.com and our radio stations’ websites, through our iHeartRadio mobile application on tablets and smart phones, and via navigation systems.

As of December 31, 2012, we owned 840 domestic radio stations servicing approximately 150 U.S. markets, including 44 of the top 50 markets and 85 of the top 100 markets.  CCME includes radio stations for which we are the licensee and one station for which we provide programming and sell air time under a local marketing agreement (“LMA”).  We are also the beneficiary of Aloha Station Trust, LLC, which owns and operates 20 radio stations which we were required to divest in order to comply with FCC media ownership rules, and which are being marketed for sale.  Our portfolio of stations offers a broad assortment of programming formats, including adult contemporary, country, contemporary hit radio, rock, news/talk, sports, urban, oldies and others.

In addition to our local radio programming, we also operate Premiere Networks (“Premiere”), a national radio network that produces, distributes or represents approximately 90 syndicated radio programs and serves more than 5,000 radio station affiliates.  We also deliver real-time traffic information via navigation systems, radio and television broadcast media and wireless and Internet-based services through our traffic business, Total Traffic Network.

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

Promote Local and National Advertising.  We intend to grow our CCME businesses by continuing to develop effective programming, creating new solutions for our advertisers and agencies, fostering key relationships with advertisers and improving our national sales team. We intend to leverage our diverse collection of assets combined with our programming and creative strengths and our consumer relationships, to create special events such as one-of-a-kind local and national promotions for our listeners, and develop new, innovative technologies and products with which we can promote our advertisers.  We seek to maximize revenue by closely managing our advertising opportunities and pricing to compete effectively in local markets. We operate price and yield information systems, which provide detailed inventory information. These systems enable our station managers and sales directors to adjust commercial inventory and pricing based on local market demand, as well as to manage and monitor different commercial durations (60 second, 30 second, 15 second and five second) in order to provide more effective advertising for our customers at what we believe are optimal prices given market conditions.

Continue to Enhance the Listener Experience.  We intend to continue enhancing the listener experience by offering a wide variety of compelling content and methods of delivery.  We will continue to provide the content our listeners desire on their preferred platforms.  Our investments have created a collection of leading on-air talent. For example, Premiere offers more than 90 syndicated radio programs and services for more than 5,000 radio station affiliates across the United States, including popular programs such as Rush Limbaugh, Sean Hannity, Glenn Beck, Ryan Seacrest, Steve Harvey, Elvis Duran and Delilah. Our distribution capabilities allow us to attract top talent and more effectively utilize programming, sharing our best and most compelling content across many stations.

Deliver Content via Multiple Distribution Technologies.  We continue to expand the choices for our listeners. We deliver music, news, talk, sports, traffic and other content using an array of distribution technologies, including broadcast radio and HD radio channels, satellite radio, iHeartRadio.com and our stations’ websites, our iHeartRadio mobile application on smart phones and tablets as well as in-vehicle entertainment and navigation systems.  Some examples of our recent initiatives are as follows:

•         Streaming.   We provide streaming content via the Internet, mobile and other digital platforms. We rank among the top streaming networks in the U.S. with regards to Average Active Sessions (“AAS”), Session Starts (“SS”) and Average Time Spent Listening (“ATSL”).  AAS and SS measure the level of activity while ATSL measures the ability to keep the audience engaged.

•         Websites and Mobile Applications.  We have developed mobile and Internet applications such as the iHeartRadio smart phone application and website.  These mobile and Internet applications allow listeners to use their smart phones or other digital devices to interact directly with stations, find titles/artists, request songs and create custom stations while providing an additional method for advertisers to reach consumers.  To date, our iHeartRadio mobile application has been downloaded more than 143 million times.  iHeartRadio provides a unique digital music experience by offering access to more than 1,500 live broadcast and digital-only radio stations, plus user-created custom stations with broad social media integration. Through our digital platforms, we estimate that we had more than 46 million unique digital visitors for the month of December 2012.  In addition, during 2012 iHeartRadio streamed, on average, 110 million total listening hours monthly via our websites and mobile applications.

Sources of Revenue

Our CCME segment generated 49%, 48%, and 49% of our revenue for the years ended December 31, 2012, 2011 and 2010, respectively.  The primary source of revenue in our CCME segment is the sale of commercials on our radio stations for local and national advertising.  Our iHeartRadio mobile application and website, our station websites and Total Traffic Network also provide additional means for our advertisers to reach consumers.

Our advertisers cover a wide range of categories, including consumer services, retailers, entertainment, health and beauty products, telecommunications, automotive, media and political.  Our contracts with our advertisers generally provide for a term that extends for less than a one-year period.  We also generate revenues from network compensation, our online services, our traffic business, special events and other miscellaneous transactions.  These other sources of revenue supplement our traditional advertising revenue without increasing on-air-commercial time.

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

Radio Stations

As of December 31, 2012, we owned 840 radio stations, including 240 AM and 600 FM domestic radio stations, of which 149 stations were in the top 25 markets.  Therefore, no one property is material to our overall operations.  We believe that our properties are in good condition and suitable for our operations.

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

Arbitron		Number
Market		of
Rank(1)	Market	Stations
1	New York, NY	6
2	Los Angeles, CA	8
3	Chicago, IL	7
4	San Francisco, CA	7
5	Dallas-Ft. Worth, TX	6
6	Houston-Galveston, TX	6
7	Washington, DC	5
8	Philadelphia, PA	6
9	Atlanta, GA	7
10	Boston, MA	5
11	Miami-Ft. Lauderdale-Hollywood, FL	7
12	Detroit, MI	7
13	Seattle-Tacoma, WA	7
14	Phoenix, AZ	8
15	Puerto Rico	-
16	Minneapolis-St. Paul, MN	6
17	San Diego, CA	7
18	Tampa-St. Petersburg-Clearwater, FL	8
19	Nassau-Suffolk (Long Island), NY	-
20	Denver-Boulder, CO	8
21	Baltimore, MD	4
22	St. Louis, MO	6
23	Portland, OR	7
24	Charlotte-Gastonia-Rock Hill, NC-SC	5
25	Pittsburgh, PA	6
	Total Top 25 Markets(2)	149

(1)     Source: Fall 2012 Arbitron Radio Market Rankings.

(2)     Included in the total are stations that were placed in a trust in order to bring the merger into compliance with the FCC’s media ownership rules.  We have divested certain of these stations in the past and will continue to divest these stations as required.

Premiere Networks

We operate Premiere, a national radio network that produces, distributes or represents more than 90 syndicated radio programs and services for more than 5,000 radio station affiliates.  Our broad distribution capabilities enable us to attract and retain top programming talent. Some of our more popular syndicated programs include Rush Limbaugh, Sean Hannity, Glenn Beck, Ryan Seacrest, Steve Harvey, Elvis Duran and Delilah.  We believe recruiting and retaining top talent is an important component of the success of our radio networks.

Total Traffic Network

Total Traffic Network delivers real-time local traffic flow and incident information to more than 3,000 radio and 200 television affiliates, as well as through Internet and mobile partnerships, reaching more than 200 million consumers each week. Total Traffic Network services more than 100 markets in the United States, Canada and Mexico. It operates the largest broadcast traffic navigation network in North America and has expanded its offerings to include news, weather and sports content.

Competition

Our broadcast radio stations, as well as our mobile and digital applications and our traffic business, compete for listeners and advertising revenues directly with other radio stations within their respective markets, as well as with other advertising media, including broadcast and cable television, online, print media, outdoor advertising, satellite radio, direct mail and other forms of advertisement.  In addition, the radio broadcasting industry is subject to competition from services that use media technologies such as

Internet-based media, mobile applications and satellite-based digital radio services. Such services reach national and local audiences with multi-channel, multi-format, digital radio services.

Our broadcast radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group.  Our targeted listener base of specific demographic groups in each of our markets allows us to attract advertisers seeking to reach those listeners.

Americas Outdoor Advertising

We are the largest outdoor advertising company in North America (based on revenues), which includes the United States and Canada.  Approximately 95% of our revenue in our Americas outdoor advertising segment was derived from the United States in each of the years ended December 31, 2012, 2011 and 2010.  We own or operate approximately 108,000 display structures in our Americas outdoor segment with operations in 48 of the 50 largest markets in the United States, including all of the 20 largest markets.

Our Americas outdoor assets consist of traditional and digital billboards, street furniture and transit displays, airport displays, mall displays, and wallscapes and other spectaculars, which we own or operate under lease management agreements. Our Americas outdoor advertising business is focused on metropolitan areas with dense populations.

Strategy

We seek to capitalize on our Americas outdoor network and diversified product mix to maximize revenue. In addition, by sharing best practices among our business segments, we believe we can quickly and effectively replicate our successes in our other markets.  Our outdoor strategy focuses on leveraging our diversified product mix and long-standing presence in many of our existing markets, which provides us with the ability to launch new products and test new initiatives in a reliable and cost-effective manner.

Promote Outdoor Media Spending.  Given the attractive industry fundamentals of outdoor media and our depth and breadth of relationships with both local and national advertisers, we believe we can drive outdoor advertising's share of total media spending by using our dedicated national sales team to highlight the value of outdoor advertising relative to other media.  Outdoor advertising only represented 3% of total dollars spent on advertising in the United States in 2011. We have made and continue to make significant investments in research tools that enable our clients to better understand how our displays can successfully reach their target audiences and promote their advertising campaigns. Also, we are working closely with clients, advertising agencies and other diversified media companies to develop more sophisticated systems that will provide improved audience metrics for outdoor advertising.  For example, we have implemented the TAB Out of Home Ratings audience measurement system which: (1) separately reports audiences for billboards, posters, junior posters, transit shelters and phone kiosks, (2) reports for geographically sensitive reach and frequency, (3) provides granular detail, reporting individual out of home units in over 200 designated market areas, (4) provides detailed demographic data comparable to other media, and (5) provides true commercial ratings based on people who see the advertising.

Continue to Deploy Digital Displays.  Digital outdoor advertising provides significant advantages over traditional outdoor media. Our electronic displays are linked through centralized computer systems to instantaneously and simultaneously change advertising copy on a large number of displays, allowing us to sell more advertising opportunities to advertisers. The ability to change copy by time of day and quickly change messaging based on advertisers’ needs creates additional flexibility for our customers. Although digital displays require more capital to construct compared to traditional bulletins, the advantages of digital allow us to penetrate new accounts and categories of advertisers, as well as serve a broader set of needs for existing advertisers. Digital displays allow for high-frequency, 24-hour advertising changes in high-traffic locations and allow us to offer our clients optimal flexibility, distribution, circulation and visibility. We expect this trend to continue as we increase our quantity of digital inventory. As of December 31, 2012, we have deployed more than 1,000 digital billboards in 37 markets in the United States.

Sources of Revenue

Americas outdoor generated 20%, 20% and 21% of our revenue in 2012, 2011 and 2010, respectively.  Americas outdoor revenue is derived from the sale of advertising copy placed on our traditional and digital displays.  Our display inventory consists primarily of billboards, street furniture displays and transit displays.  The margins on our billboard contracts, including those related to digital billboards, tend to be higher than those on contracts for other displays, due to their greater size, impact and location along major roadways that are highly trafficked.  Billboards comprise approximately two-thirds of our display revenues.  The following table shows the approximate percentage of revenue derived from each category for our Americas outdoor inventory:

	Year Ended December 31,
	2012	2011	2010
Billboards:
Bulletins	56%	56%	55%
Posters	13%	13%	14%
Street furniture displays	4%	4%	3%
Transit displays	17%	16%	16%
Other displays (1)	10%	11%	12%
Total	100%	100%	100%

(1)  Includes spectaculars, mall displays and wallscapes.

Our Americas outdoor segment generates revenues from local and national sales.  Our advertising rates are based on a number of different factors including location, competition, size of display, illumination, market and gross ratings points.  Gross ratings points are the total number of impressions delivered, expressed as a percentage of a market population, of a display or group of displays.  The number of impressions delivered by a display is measured by the number of people passing the site during a defined period of time.  For all of our billboards in the United States, we use independent, third-party auditing companies to verify the number of impressions delivered by a display.  “Reach” is the percent of a target audience exposed to an advertising message at least once during a specified period of time, typically during a period of four weeks.  “Frequency” is the average number of exposures an individual has to an advertising message during a specified period of time.  Out-of-home frequency is typically measured over a four-week period.

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

•         Bulletins.   Bulletins vary in size, with the most common size being 14 feet high by 48 feet wide.  Digital bulletins display static messages that resemble standard printed bulletins when viewed, but also allow advertisers to change messages throughout the course of a day, and may display advertisements for multiple customers.  Our electronic displays are linked through centralized computer systems to instantaneously and simultaneously change advertising copy as needed.  Because of their greater size, impact, high-frequency and 24-hour advertising changes, we typically receive our highest rates for digital bulletins.  Almost all of the advertising copy displayed on traditional bulletins is computer printed on vinyl and transported to the bulletin where it is secured to the display surface.  Bulletins generally are located along major expressways, primary commuting routes and main intersections that are highly visible and heavily trafficked.  Our clients may contract for individual bulletins or a network of bulletins, meaning the clients’ advertisements are rotated among bulletins to increase the reach of the campaign.  Our client contracts for bulletins, either traditional or digital, generally have terms ranging from four weeks to one year.

•         Posters.   Digital posters are available in addition to the traditional 30-sheet or 8-sheet displays.  Similar to digital bulletins, digital posters display static messages that resemble standard printed posters when viewed, and are linked through centralized computer systems to instantaneously and simultaneously change messages throughout the course of a day.  The traditional 30-sheet posters are approximately 11 feet high by 23 feet wide, and the traditional 8-sheet posters are approximately 5 feet high by 11 feet wide.  Advertising copy for traditional 30-sheet posters is digitally printed on a single piece of polyethylene material that is then transported and secured to the poster surfaces.  Advertising copy for traditional 8-sheet posters is printed using silk screen, lithographic or digital process to transfer the designs onto paper that is then transported and secured to the poster surfaces.  Posters generally are located in commercial areas on primary and secondary routes near point-of-purchase locations, facilitating advertising campaigns with greater demographic targeting than those displayed on bulletins.  Our poster rates typically are less than our bulletin rates, and our client contracts for posters generally have terms ranging from four weeks to one year.  Premiere displays, which consist of premiere panels and squares, are innovative hybrids between bulletins and posters that we developed to provide our clients with an alternative for their targeted marketing campaigns.  The premiere displays use one or more poster panels, but with vinyl advertising stretched over the panels similar to bulletins.  Our intent is to combine the creative impact of bulletins with the additional reach and frequency of posters.

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

Other Displays

The balance of our display inventory consists of spectaculars, wallscapes and mall displays.  Spectaculars are customized display structures that often incorporate video, multidimensional lettering and figures, mechanical devices and moving parts and other embellishments to create special effects.  The majority of our spectaculars are located in Times Square in New York City, the Gardiner Expressway in Toronto, and the Fashion Show Mall and Miracle Mile Shops in Las Vegas.  Client contracts for spectaculars typically have terms of one year or longer.  A wallscape is a display that drapes over or is suspended from the sides of buildings or other structures.  Generally, wallscapes are located in high-profile areas where other types of outdoor advertising displays are limited or unavailable.  Clients typically contract for individual wallscapes for extended terms.  We also own displays located within the common areas of malls on which our clients run advertising campaigns for periods ranging from four weeks to one year.

Advertising Inventory and Markets

As of December 31, 2012, we owned or operated approximately 108,000 display structures in our Americas outdoor advertising segment with operations in 48 of the 50 largest markets in the United States, including all of the 20 largest markets.  Therefore, no one property is material to our overall operations.  We believe that our properties are in good condition and suitable for our operations.

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

International Outdoor Advertising

Our International outdoor business segment includes our operations in Asia, Australia, Europe and Latin America, with approximately 33%, 33% and 36% of our revenue in this segment derived from France and the United Kingdom for the years ended

December 31, 2012, 2011 and 2010, respectively.  As of December 31, 2012, we owned or operated more than 650,000 displays across 28 countries.

Our International outdoor assets consist of street furniture and transit displays, billboards, mall displays, Smartbike programs, wallscapes and other spectaculars, which we own or operate under lease agreements.  Our International business is focused on metropolitan areas with dense populations.

Strategy

Similar to our Americas outdoor advertising business, we believe our International outdoor advertising business has attractive industry fundamentals including a broad audience reach and a highly cost effective media for advertisers as measured by cost per thousand persons reached compared to other traditional media.  Our International business focuses on the following strategies:

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

Capitalize on Product and Geographic Opportunities.  We are also focused on growing our business internationally by working closely with our advertising customers and agencies in meeting their needs, and through new product offerings, optimization of our current display portfolio and selective investments targeting promising growth markets. We have continued to innovate and introduce new products in international markets based on local demands. Our core business is our street furniture business and that is where we plan to focus much of our investment. We plan to continue to evaluate municipal contracts that may come up for bid and will make prudent investments where we believe we can receive attractive returns.  We will also continue to invest in markets such as China and Latin America where we believe there is high growth potential.

Continue to Deploy Digital Display Networks.  Internationally, digital out-of-home displays are a dynamic medium which enables our customers to engage in real-time, tactical, topical and flexible advertising.  We will continue our focused and dedicated digital strategy as we remain committed to the digital development of out-of-home communication solutions internationally.  Through our international digital brand, Clear Channel Play, we are able to offer networks of digital displays in multiple formats and multiple environments including bus shelters, airports, transit, malls and flagship locations.  We seek to achieve greater consumer engagement and flexibility by delivering powerful, flexible and interactive campaigns that open up new possibilities for advertisers to engage with their target audiences.  We had more than 3,400 digital displays in 13 countries across Europe, Asia and Latin America as of December 31, 2012.

Sources of Revenue

Our International outdoor segment generated 27%, 28% and 27% of our revenue in 2012, 2011 and 2010, respectively.  International outdoor advertising revenue is derived from the sale of traditional advertising copy placed on our display inventory and electronic displays which are part of our network of digital displays.  Our International outdoor display inventory consists primarily of street furniture displays, billboards, transit displays and other out-of-home advertising displays. The following table shows the approximate percentage of revenue derived from each inventory category of our International outdoor segment:

	Year Ended December 31,
	2012	2011	2010
Street furniture displays	46%	43%	42%
Billboards (1)	26%	28%	30%
Transit displays	8%	9%	8%
Other (2)	20%	20%	20%
Total	100%	100%	100%

(1)  Includes revenue from posters and neon displays.  We sold our neon business during the third quarter of 2012.

(2)  Includes advertising revenue from mall displays, other small displays, and non-advertising revenue from sales of street furniture equipment, cleaning and maintenance services, operation of Smartbike programs and production revenue.

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

Billboards

The sizes of our International billboards are not standardized.  The billboards vary in both format and size across our networks, with the majority of our International billboards being similar in size to our posters used in our Americas outdoor business.  Our International billboards are sold to clients as network packages with contract terms typically ranging from one to two weeks.  Long-term client contracts are also available and typically have terms of up to one year.  We lease the majority of our billboard sites from private landowners.  Billboards include posters and are available in traditional and digital formats.

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

Other International Displays and Services

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

Advertising Inventory and Markets

As of December 31, 2012, we owned or operated more than 650,000 displays in our International outdoor segment, with operations across 28 countries.  Our International outdoor display count includes display faces, which may include multiple faces on a single structure, as well as small, individual displays.  As a result, our International outdoor display count is not comparable to our Americas outdoor display count, which includes only unique displays.  No one property is material to our overall operations.  We believe that our properties are in good condition and suitable for our operations.

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

Katz Media, a leading media representation firm in the U.S. for radio and television stations, sells national spot advertising time for clients in the radio and television industries throughout the United States.  As of December 31, 2012, Katz Media represents more than 4,000 radio stations, approximately one-fifth of which are owned by us.  Katz Media also represents approximately 500 television and digital multicast stations.

Katz Media generates revenue primarily through contractual commissions realized from the sale of national spot and online advertising.  National spot advertising is commercial airtime sold to advertisers on behalf of radio and television stations.  Katz Media represents its media clients pursuant to media representation contracts, which typically have terms of up to ten years in length.

Employees

As of December 31, 2012, we had approximately 15,000 domestic employees and approximately 5,800 international employees, of which approximately 13,200 were in direct operations and 7,600 were in administrative or corporate related activities.  Approximately 800 of our employees are subject to collective bargaining agreements in their respective countries. We are a party to numerous collective bargaining agreements, none of which represent a significant number of employees.  We believe that our relationship with our employees is good.

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

The FCC is required to conduct periodic reviews of its media ownership rules.  In 2003, the FCC, among other actions, modified the radio ownership rules and adopted new cross-media ownership limits.  The U.S. Court of Appeals for the Third Circuit initially stayed implementation of the new rules.  Later, it lifted the stay as to the radio ownership rules, allowing the modified rules to go into effect.  It retained the stay on the cross-media ownership limits and remanded them to the FCC for further justification (leaving in effect separate pre-existing FCC rules governing newspaper-broadcast and radio-television cross-ownership).  In 2007, the FCC adopted a decision that revised the newspaper-broadcast cross-ownership rule but made no changes to the radio ownership or radio-television cross-ownership rules.  In 2011, the U.S. Court of Appeals for the Third Circuit vacated the FCC’s revisions to the newspaper-broadcast cross-ownership rule and otherwise upheld the FCC’s decision to retain the current radio ownership and radio-television cross-ownership rules.  The U.S. Supreme Court denied review of the Third Circuit’s decision.  The FCC began its next periodic review of its media ownership rules in 2010, and has issued a notice of proposed rulemaking.  We cannot predict the outcome of the FCC’s media ownership proceedings or their effects on our business in the future.

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

Indecency Regulation

Federal law regulates the broadcast of obscene, indecent or profane material.  Legislation enacted by Congress provides the FCC with authority to impose fines of up to $325,000 per utterance with a cap of $3.0 million for any violation arising from a single act.  In June 2012, the U.S. Supreme Court ruled on the appeals of several FCC indecency enforcement actions.  While setting aside the particular FCC actions under review on narrow due process grounds, the Supreme Court declined to rule on the constitutionality of the FCC’s indecency policies.  We have received, and may receive in the future, letters of inquiry and other notifications from the FCC concerning complaints that programming aired on our stations contains indecent or profane language.  We cannot predict the outcome of our outstanding letters of inquiry and notifications from the FCC or the nature or extent of future FCC indecency enforcement actions.

Equal Employment Opportunity

The FCC’s rules require broadcasters to engage in broad equal opportunity employment recruitment efforts, retain data concerning such efforts and report much of this data to the FCC and to the public via stations’ public files and websites.  Broadcasters could be sanctioned for noncompliance.

Technical Rules

Numerous FCC rules govern the technical operating parameters of radio stations, including permissible operating frequency, power and antenna height and interference protections between stations.  Changes to these rules could negatively affect the operation of our stations.  For example, in January 2011 a law that eliminates certain minimum distance separation requirements between full-power and low-power FM radio stations was enacted, which could lead to increased interference between our stations and low-power FM stations.  In March 2011, the FCC adopted policies which, in certain circumstances, could make it more difficult for radio stations to relocate to increase their population coverage.

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

The rates at which we pay royalties to copyright owners are privately negotiated or set pursuant to a regulatory process.  In addition, we have business arrangements directly with some copyright owners to receive deliveries of and, in some cases, to directly license their sound recordings for use in our Internet operations.  There is no guarantee that the licenses and associated royalty rates that currently are available to us will be available to us in the future.  Congress is considering legislation which may affect such rates, and additionally it may consider and adopt legislation that requires us to pay royalties to owners of copyrighted sound recordings for the broadcast of music on our radio stations. Increased royalty rates could significantly increase our expenses, which could adversely affect our business.

Privacy and Data Protection

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

As a company conducting business on the Internet, we are subject to a number of laws and regulations relating to consumer protection, information security, data protection and privacy, among other things.  Many of these laws and regulations are still evolving and could be interpreted in ways that could harm our business.  In the area of information security and data protection, the laws in several states require companies to implement specific information security controls to protect certain types of personally identifiable information.  Likewise, all but a few states have laws in place requiring companies to notify users if there is a security breach that compromises certain categories of their personally identifiable information.  Any failure on our part to comply with these laws may subject us to significant liabilities.

We have implemented commercially reasonable physical and electronic security measures to protect our proprietary business information and to protect against the loss, misuse, and alteration of our listeners’ personally identifiable information.  However, no security measures are perfect or impenetrable, and we may be unable to anticipate or prevent unauthorized access to such information.  Any failure or perceived failure by us to protect our information or information about our listeners or to comply with our policies or applicable regulatory requirements could result in damage to our business and loss of confidence in us, damage to our brands, the loss of listeners, consumers, business partners and advertisers, as well as proceedings against us by governmental authorities or others, which could harm our business.

Other

Congress, the FCC and other government agencies and regulatory bodies may in the future adopt new laws, regulations and policies that could affect, directly or indirectly, the operation, profitability and ownership of our broadcast stations and Internet-based audio music services.  In addition to the regulations and other arrangements noted above, such matters may include, for example:  proposals to impose spectrum use or other fees on FCC licensees; changes to the political broadcasting rules, including the adoption of proposals to provide free air time to candidates; restrictions on the advertising of certain products, such as beer and wine; frequency allocation, spectrum reallocations and changes in technical rules; and the adoption of significant new programming and operational requirements designed to increase local community-responsive programming and enhance public interest reporting requirements.

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

To satisfy the HBA’s requirements, all states have passed billboard control statutes and regulations that regulate, among other things, construction, repair, maintenance, lighting, height, size, spacing and the placement and permitting of outdoor advertising structures.  We are not aware of any state that has passed control statutes and regulations less restrictive than the prevailing federal requirements on the federal highway system, including the requirement that an owner remove any non-grandfathered, non-compliant signs along the controlled roads, at the owner’s expense and without compensation.  Local governments generally also include billboard control as part of their zoning laws and building codes regulating those items described above and include similar provisions regarding the removal of non-grandfathered structures that do not comply with certain of the local requirements.  Some local governments have initiated code enforcement and permit reviews of billboards within their jurisdiction challenging billboards located within their jurisdiction, and in some instances we have had to remove billboards as a result of such reviews.

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

U.S. federal law neither requires nor prohibits the removal of existing lawful billboards, but it does mandate the payment of compensation if a state or political subdivision compels the removal of a lawful billboard along the controlled roads.  In the past, state governments have purchased and removed existing lawful billboards for beautification purposes using federal funding for transportation enhancement programs, and these jurisdictions may continue to do so in the future. From time to time, state and local government authorities use the power of eminent domain and amortization to remove billboards.  Thus far, we have been able to obtain satisfactory compensation for our billboards purchased or removed as a result of these types of governmental action, including relocation, although there is no assurance that this will continue to be the case in the future.

We have introduced and intend to expand the deployment of digital billboards that display static digital advertising copy from various advertisers that change up to several times per minute. We have encountered some existing regulations in the U.S. and across some international jurisdictions that restrict or prohibit these types of digital displays.  However, since digital technology for changing static copy has only recently been developed and introduced into the market on a large scale, and is in the process of being introduced more broadly in our international markets, existing regulations that currently do not apply to digital technology by their terms could be revised to impose greater restrictions. These regulations, or actions by third parties, may impose greater restrictions on digital billboards due to alleged concerns over aesthetics or driver safety.

ITEM 1A.  RISK FACTORS

Risks Related to Our Business

Our results have been in the past, and could be in the future, adversely affected by economic uncertainty or deteriorations in economic conditions

Expenditures by advertisers tend to be cyclical, reflecting economic conditions and budgeting and buying patterns.  Periods of a slowing economy or recession, or periods of economic uncertainty, may be accompanied by a decrease in advertising. For example, the global economic downturn that began in 2008 resulted in a decline in advertising and marketing by our customers, which resulted in a decline in advertising revenues across our businesses. This reduction in advertising revenues had an adverse effect on our revenue, profit margins, cash flow and liquidity. Global economic conditions have been slow to recover and remain uncertain.  If economic conditions do not continue to improve, economic uncertainty increases or economic conditions deteriorate again, global economic conditions may once again adversely impact our revenue, profit margins, cash flow and liquidity.  Furthermore, because a significant portion of our revenue is derived from local advertisers, our ability to generate revenues in specific markets is directly affected by local and regional conditions, and unfavorable regional economic conditions also may adversely impact our results.  In addition, even in the absence of a downturn in general economic conditions, an individual business sector or market may experience a downturn, causing it to reduce its advertising expenditures, which also may adversely impact our results.

We performed impairment tests on our goodwill and other intangible assets during the fourth quarter of 2012, 2011 and 2010 and recorded non-cash impairment charges of $37.7 million, $7.6 million and $15.4 million, respectively.  Although we believe we have made reasonable estimates and used appropriate assumptions to calculate the fair value of our licenses, billboard permits and reporting units, it is possible a material change could occur.  If actual market conditions and operational performance for the respective reporting units underlying the intangible assets were to deteriorate, or if facts and circumstances change that would more likely than not reduce the estimated fair value of the indefinite-lived assets or goodwill for these reporting units below their adjusted carrying amounts, we may also be required to recognize additional impairment charges in future periods, which could have a material impact on our financial condition and results of operations.

To service our debt obligations and to fund capital expenditures, we will require a significant amount of cash to meet our needs, which depends on many factors beyond our control

Our ability to service our debt obligations and to fund capital expenditures will require a significant amount of cash.  Our primary source of liquidity is cash on hand, cash flow from operations and borrowing capacity under our receivables based credit facility, subject to certain limitations contained in our material financing agreements.  Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flow from operations and borrowing capacity under our receivables based credit facility will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next twelve months. However, our ability to fund our working capital needs, debt service and other obligations and to comply with the financial covenant under our financing agreements depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond our control. If our future operating performance does not meet our expectation or our plans materially change in an adverse manner or prove to be materially inaccurate, we may need additional financing.  In addition, the purchase price of possible acquisitions, capital expenditures for deployment of digital billboards and/or other strategic initiatives could require additional indebtedness or equity financing on our part.  Adverse securities and credit market conditions could significantly affect the availability of equity or debt financing. Consequently, there can be no assurance that such financing, if permitted under the terms of our financing agreements, will be available on terms acceptable to us or at all. The inability to obtain additional financing in such circumstances could have a material adverse effect on our financial condition and on our ability to meet our obligations or pursue strategic initiatives.  Additional indebtedness could increase our leverage and make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures.

Our financial performance may be adversely affected by many factors beyond our control

Certain factors that could adversely affect our financial performance by, among other things, decreasing overall revenues, the numbers of advertising customers, advertising fees or profit margins include:

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

We face intense competition in our media and entertainment and our outdoor advertising businesses

We operate in a highly competitive industry, and we may not be able to maintain or increase our current audience ratings and advertising and sales revenues. Our media and entertainment and our outdoor advertising businesses compete for audiences and advertising revenues with other media and entertainment businesses and outdoor advertising businesses, as well as with other media, such as newspapers, magazines, television, direct mail, portable digital audio players, mobile devices, satellite radio, Internet-based services and live entertainment, within their respective markets. Audience ratings and market shares are subject to change, which could have the effect of reducing our revenues in that market. Our competitors may develop services or advertising media that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. It also is possible that new competitors may emerge and rapidly acquire significant market share in any of our business segments.  An increased level of competition for advertising dollars may lead to lower advertising rates as we attempt to retain customers or may cause us to lose customers to our competitors who offer lower rates that we are unable or unwilling to match.

Alternative media platforms and technologies may continue to increase competition with our broadcasting operations

Our terrestrial radio broadcasting operations face increasing competition from alternative media platforms and technologies, such as broadband wireless, satellite radio, audio broadcasting by cable television systems and Internet-based audio music services, as well as consumer products, such as portable digital audio players and other mobile devices. These technologies and alternative media platforms, including those used by us, compete with our radio stations for audience share and advertising revenues.  We are unable to predict the effect that such technologies and related services and products will have on our broadcasting operations.  The capital expenditures necessary to implement these or other technologies could be substantial and we cannot assure you that we will continue to have the resources to acquire new technologies or to introduce new services to compete with other new technologies or services, or that our investments in new technologies or services will provide the desired returns.  Other companies employing new technologies or services could more successfully implement such new technologies or services or otherwise increase competition with our businesses.

Our Media and Entertainment business is dependent upon the performance of on-air talent and program hosts

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

Our business is dependent on our management team and other key individuals

Our business is dependent upon the performance of our management team and other key individuals.  A number of key individuals have joined us or assumed increased responsibilities over the past several years, including Robert W. Pittman, who became our Chief Executive Officer on October 2, 2011, and C. William Eccleshare, who was promoted to be our Chief Executive Officer—Outdoor in January 2012.  Although we have entered into agreements with some members of our management team and certain other key individuals, we can give no assurance that all or any of our management team and other key individuals will remain with us.  Competition for these individuals is intense and many of our key employees are at-will employees who are under no legal obligation to remain with us, and may decide to leave for a variety of personal or other reasons beyond our control.  If members of our management or key individuals decide to leave us in the future, or if we are not successful in attracting, motivating and retaining other key employees, our business could be adversely affected.

Extensive current government regulation, and future regulation, may limit our radio broadcasting and other media and entertainment operations or adversely affect our business and financial results

Congress and several federal agencies, including the FCC, extensively regulate the domestic radio industry.  For example, the FCC could impact our profitability by imposing large fines on us if, in response to pending complaints, it finds that we broadcast indecent programming.  Additionally, we cannot be sure that the FCC will approve renewal of the licenses we must have in order to operate our stations.  Nor can we be assured that our licenses will be renewed without conditions and for a full term.  The non-renewal, or conditioned renewal, of a substantial number of our FCC licenses, could have a materially adverse impact on our operations.  Furthermore, possible changes in interference protections, spectrum allocations and other technical rules may negatively affect the operation of our stations.  For example, in January 2011, a law that eliminates certain minimum distance separation requirements between full-power and low-power FM radio stations was enacted, which could lead to increased interference between our stations and low-power FM stations.  In March 2011, the FCC adopted policies which, in certain circumstances, could make it more difficult for radio stations to relocate to increase their population coverage.  In addition, Congress, the FCC and other regulatory agencies have considered, and may in the future consider and adopt, new laws, regulations and policies that could, directly or indirectly, have an adverse effect on our business operations and financial performance.  In particular, Congress may consider and adopt legislation that would impose an obligation upon all U.S. broadcasters to pay performing artists a royalty for the on-air broadcast of their sound recordings (this would be in addition to payments already made by broadcasters to owners of musical work rights, such as songwriters, composers and publishers).  We cannot predict whether this or other legislation affecting our media and entertainment business will be adopted.  Such legislation could have a material impact on our operations and financial results.  Finally, various regulatory matters relating to our media and entertainment business are now, or may become, the subject of court litigation, and we cannot predict the outcome of any such litigation or its impact on our business.

Regulations and consumer concerns regarding privacy and data protection, or any failure to comply with these regulations, could hinder our operations

We collect and utilize demographic and other information, including personally identifiable information, from and about our listeners, consumers, business partners and advertisers as they interact with us.  For example: (1) our broadcast radio station websites and our iHeartRadio digital platform collect personal information as users register for our services, fill out their listener profiles, post comments, use our social networking features, participate in polls and contests and sign-up to receive email newsletters; (2) we use tracking technologies, such as “cookies,” to manage and track our listeners’ interactions with us so that we can deliver relevant music content and advertising; and (3) we collect credit card or debit card information from consumers, business partners and advertisers who use our services.

We are subject to numerous federal, state and foreign laws and regulations relating to consumer protection, information security, data protection and privacy, among other things.  Many of these laws are still evolving, new laws may be enacted and any of these laws could be amended or interpreted in ways that could harm our business.  In addition, changes in consumer expectations and demands regarding privacy and data protection could restrict our ability to collect, use, disclose and derive economic value from demographic and other information related to our listeners, consumers, business partners and advertisers.  Such restrictions could limit our ability to provide customized music content to our listeners, interact directly with our listeners and consumers and offer targeted advertising opportunities to our business partners and advertisers.  Although we have implemented policies and procedures designed to comply with these laws and regulations, any failure or perceived failure by us to comply with our policies or applicable regulatory requirements related to consumer protection, information security, data protection and privacy could result in a loss of confidence in us, damage to our brands, the loss of listeners, consumers, business partners and advertisers, as well as proceedings against us by governmental authorities or others, which could hinder our operations and adversely affect our business.

If our security measures are breached, we may face liability and public perception of our services could be diminished, which would negatively impact our ability to attract listeners, business partners and advertisers

Although we have implemented physical and electronic security measures to protect against the loss, misuse and alteration of our websites, digital assets and proprietary business information as well as listener, consumer, business partner and advertiser personally identifiable information, no security measures are perfect and impenetrable and we may be unable to anticipate or prevent unauthorized access.  A security breach could occur due to the actions of outside parties, employee error, malfeasance or a combination of these or other actions.  If an actual or perceived breach of our security occurs, we could lose competitively sensitive business information or suffer disruptions to our business operations.  In addition, the public perception of the effectiveness of our security measures or services could be harmed, we could lose listeners, consumers, business partners and advertisers and we could suffer financial exposure in connection with remediation efforts, investigations and legal proceedings and changes in our security and system protection measures.

Government regulation of outdoor advertising may restrict our outdoor advertising operations

U.S. federal, state and local regulations have a significant impact on the outdoor advertising industry and our business. One of the seminal laws is the HBA, which regulates outdoor advertising on Federal-Aid Primary, Interstate and National Highway Systems’ roads in the United States. The HBA regulates the size and location of billboards, mandates a state compliance program, requires the development of state standards, promotes the expeditious removal of illegal signs and requires just compensation for takings. Construction, repair, maintenance, lighting, upgrading, height, size, spacing, the location and permitting of billboards and the use of new technologies for changing displays, such as digital displays, are regulated by federal, state and local governments. From time to time, states and municipalities have prohibited or significantly limited the construction of new outdoor advertising structures. Changes in laws and regulations affecting outdoor advertising, or changes in the interpretation of those laws and regulations, at any level of government, including the foreign jurisdictions in which we operate, could have a significant financial impact on us by requiring us to make significant expenditures or otherwise limiting or restricting some of our operations. Due to such regulations, it has become increasingly difficult to develop new outdoor advertising locations.

From time to time, certain state and local governments and third parties have attempted to force the removal of our displays under various state and local laws, including zoning ordinances, permit enforcement, condemnation and amortization. Similar risks also arise in certain of our international jurisdictions.  Amortization is the attempted forced removal of legal non-conforming billboards (billboards which conformed with applicable laws and regulations when built, but which do not conform to current laws and regulations) or the commercial advertising placed on such billboards after a period of years. Pursuant to this concept, the governmental body asserts that just compensation is earned by continued operation of the billboard over time. Although amortization is prohibited along all controlled roads and generally prohibited along non-controlled roads, amortization has been upheld along non-controlled roads in limited instances where provided by state and local law. Other regulations limit our ability to rebuild, replace, repair, maintain and upgrade non-conforming displays. In addition, from time to time third parties or local governments assert that we own or operate displays that either are not properly permitted or otherwise are not in strict compliance with applicable law. For example, courts in New York City upheld local municipal enforcement efforts to restrict advertising on arterial roadways and require registration of billboard structures, requiring us to remove certain existing advertising displays.  In addition, we are appealing a recent California court ruling in favor of a competitor who challenged the validity of our digital display permits in the City of Los Angeles, in which the court ruled that our permits should be invalidated and our digital displays removed. Such regulations and allegations have not had a material impact on our results of operations to date, but if we are increasingly unable to resolve such allegations or obtain acceptable arrangements in circumstances in which our displays are subject to removal, modification or amortization, or if there occurs an increase in such regulations or their enforcement, our operating results could suffer.

A number of state and local governments have implemented or initiated taxes, fees and registration requirements in an effort to decrease or restrict the number of outdoor signs and/or to raise revenue.  From time to time, legislation also has been introduced in international jurisdictions attempting to impose taxes on revenue from outdoor advertising or for the right to use outdoor advertising assets.  In addition, a number of jurisdictions, including the City of Los Angeles, have implemented legislation or interpreted existing legislation to restrict or prohibit the installation of new digital billboards.  While these measures have not had a material impact on our business and financial results to date, we expect these efforts to continue. The increased imposition of these measures, and our inability to overcome any such measures, could reduce our operating income if those outcomes require removal or restrictions on the use of preexisting displays.  In addition, if we are unable to pass on the cost of these items to our clients, our operating income could be adversely affected.

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

Additional restrictions on outdoor advertising of tobacco, alcohol and other products may further restrict the categories of clients that can advertise using our products

Out-of-court settlements between the major U.S. tobacco companies and all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and four other U.S. territories include a ban on the outdoor advertising of tobacco products.  Other products and services may be targeted in the U.S. in the future, including alcohol products.  Most European Union countries, among other nations, also have banned outdoor advertisements for tobacco products and regulate alcohol advertising.  Regulations vary across the countries in which we conduct business.  Any significant reduction in alcohol-related advertising or advertising of other products due to content-related restrictions could cause a reduction in our direct revenues from such advertisements and an increase in the available space on the existing inventory of billboards in the outdoor advertising industry.

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

Our International operations involve contracts with, and regulation by, foreign governments.  We operate in many parts of the world that experience corruption to some degree.  Although we have policies and procedures in place that are designed to promote legal and regulatory compliance (including with respect to the U.S. Foreign Corrupt Practices Act and the United Kingdom Bribery Act), our employees, subcontractors and agents could take actions that violate applicable anticorruption laws or regulations.  Violations of these laws, or allegations of such violations, could have a material adverse effect on our business, financial position and results of operations.

The success of our street furniture and transit products businesses is dependent on our obtaining key municipal concessions, which we may not be able to obtain on favorable terms

Our street furniture and transit products businesses require us to obtain and renew contracts with municipalities and other governmental entities. Many of these contracts, which require us to participate in competitive bidding processes at each renewal, typically have terms ranging from three to 20 years and have revenue share and/or fixed payment components. Our inability to successfully negotiate, renew or complete these contracts due to governmental demands and delay and the highly competitive bidding processes for these contracts could affect our ability to offer these products to our clients, or to offer them to our clients at rates that are competitive to other forms of advertising, without adversely affecting our financial results.

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

•         to successfully manage our large portfolio of media and entertainment, outdoor advertising and other businesses, we may need to:

•         recruit additional senior management as we cannot be assured that senior management of acquired businesses will continue to work for us and we cannot be certain that our recruiting efforts will succeed, and

•         expand corporate infrastructure to facilitate the integration of our operations with those of acquired businesses, because failure to do so may cause us to lose the benefits of any expansion that we decide to undertake by leading to disruptions in our ongoing businesses or by distracting our management;

•         we may enter into markets and geographic areas where we have limited or no experience;

•         we may encounter difficulties in the integration of operations and systems; and

•         our management’s attention may be diverted from other business concerns.

Additional acquisitions by us of media and entertainment businesses and outdoor advertising businesses may require antitrust review by U.S. federal antitrust agencies and may require review by foreign antitrust agencies under the antitrust laws of foreign jurisdictions. We can give no assurances that the DOJ, the FTC or foreign antitrust agencies will not seek to bar us from acquiring additional media and entertainment businesses or outdoor advertising businesses in any market where we already have a significant position. Further, radio acquisitions by us are subject to FCC approval.  Such acquisitions must comply with the Communications Act and FCC regulatory requirements and policies, including with respect to the number of broadcast facilities in which a person or entity may have an ownership or attributable interest in a given local market and the level of interest that may be held by a foreign individual or entity.  The FCC's media ownership rules remain subject to ongoing agency and court proceedings.  Future changes could restrict our ability to acquire new radio assets or businesses.

Significant equity investors control us and may have conflicts of interest with us in the future

Private equity funds sponsored by or co-investors with Bain Capital and THL indirectly own a majority of our outstanding capital stock and will exercise control over matters requiring approval of our shareholder and board of directors. The directors elected by Bain Capital and THL will have significant authority to make decisions affecting us, including change of control transactions and the incurrence of additional indebtedness.

In addition, Bain Capital and THL are lenders under our term loan credit facilities and our priority guarantee notes due 2019.  It is possible that their interests in some circumstances may conflict with our interests.

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

Risks Related to Our Indebtedness

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful

We have a substantial amount of indebtedness.  At December 31, 2012, we had $20.7 billion of total indebtedness outstanding, including: (1) $9.1 billion aggregate principal amount outstanding under our term loan credit facilities, which obligations mature at various dates from 2014 through 2016; (2) $1.7 billion aggregate principal amount outstanding of our priority guarantee notes, net of $41.4 million of unamortized discounts, which mature in March 2021; (3) $2.0 billion aggregate principal amount outstanding of our priority guarantee notes, which mature in December 2019; (4) $25.5 million aggregate principal amount of other secured debt; (5) $796.3 million and $829.8 million outstanding of our senior cash pay notes and senior toggle notes, respectively, which mature in August 2016; (6) $1.3 billion aggregate principal amount outstanding of our senior notes, net of unamortized purchase accounting discounts of $360.2 million, which mature at various dates from 2013 through 2027; (7) $2.7 billion aggregate principal amount outstanding of subsidiary senior notes, net of unamortized discounts of $7.3 million, which mature in November 2022; (8) $2.2 billion aggregate principal amount outstanding of subsidiary senior subordinated notes, which mature in March 2020; and (9) other long-term obligations of $5.6 million. This large amount of indebtedness could have negative consequences for us, including, without limitation:

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

•         making us more vulnerable to an increase in interest rates, a downturn in our operating performance or a decline in general economic or industry conditions; and

•         making us more susceptible to negative changes in credit ratings, which could impact our ability to obtain financing in the future and increase the cost of such financing.

If compliance with the debt obligations materially hinders our ability to operate our business and adapt to changing industry conditions, we may lose market share, our revenue may decline and our operating results may suffer. The terms of our credit facilities and the other indebtedness allow us, under certain conditions, to incur further indebtedness, including secured indebtedness, which heightens the foregoing risks.

Our and our subsidiaries’ ability to make scheduled payments on our respective debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control.  In addition, because we derive a substantial portion of our operating income from our subsidiaries, our ability to repay our debt depends upon the performance of our subsidiaries, their ability to dividend or distribute funds to us and our receipt of funds under our cash management arrangement with our subsidiary, Clear Channel Outdoor Holdings.  We and our subsidiaries may not be able to maintain a level of cash flows sufficient to permit us and our subsidiaries to pay the principal, premium, if any, and interest on our respective indebtedness.

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

•         create liens;

•         enter into transactions with affiliates;

•         sell, lease, transfer or dispose of assets;

•         merge or consolidate with other companies; and

•         make a substantial change to the general nature of our business.

In addition, under our senior secured credit facilities, we are required to comply with certain affirmative covenants and certain specified financial covenants and ratios. For instance, our senior secured credit facilities require us to comply on a quarterly basis with a financial covenant limiting the ratio of our consolidated secured debt, net of cash and cash equivalents, to our consolidated EBITDA (as defined under the terms of our senior secured credit facilities) for the preceding four quarters.  The ratio under this financial covenant for the four quarters ended December 31, 2012 is set at 9.5 to 1 and reduces to 9.25 to 1, 9 to 1 and 8.75 to 1 for the quarters ended June 30, 2013, December 31, 2013 and December 31, 2014, respectively.

The restrictions contained in our credit agreements and indentures could affect our ability to operate our business and may limit our ability to react to market conditions or take advantage of potential business opportunities as they arise.  For example, such restrictions could adversely affect our ability to finance our operations, make strategic acquisitions, investments or alliances, restructure our organization or finance our capital needs.  Additionally, our ability to comply with these covenants and restrictions may be affected by events beyond our control.  These include prevailing economic, financial and industry conditions.  If we breach any of these covenants or restrictions, we could be in default under the agreements governing our indebtedness and, as a result, we would be forced into bankruptcy or liquidation.

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

Cautionary Statement Concerning Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf.  Except for the historical information, this report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including, without limitation, our future operating and financial performance, our ability to comply with the covenants in the agreements governing our indebtedness and the availability of capital and the terms thereof.  Statements expressing expectations and projections with respect to future matters are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our future performance.  These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and performance.  There can be no assurance, however, that management’s expectations will necessarily come to pass.  Actual future events and performance may differ materially from the expectations reflected in our forward-looking statements.  We do not intend, nor do we undertake any duty, to update any forward-looking statements.

A wide range of factors could materially affect future developments and performance, including but not limited to:

•         the impact of our substantial indebtedness, including the effect of our leverage on our financial position and earnings;

•         the need to allocate significant amounts of our cash flow to make payments on our indebtedness, which in turn could reduce our financial flexibility and ability to fund other activities;

•         risks associated with weak or uncertain global economic conditions and their impact on the capital markets;

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

•         taxes and tax disputes;

•         changes in interest rates;

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

On August 8, 2011, Brazil’s National Council of Fiscal Policy (CONFAZ) published a convenio authorizing sixteen states, including the State of São Paulo, to issue an amnesty that would reduce the principal amount of VAT allegedly owed and reduce or waive related interest and penalties.  The State of São Paulo ratified the amnesty in late August 2011.   On May 10, 2012, the State of São Paulo published an amnesty decree that mirrors the convenio.  Klimes and L&C accepted the amnesty on May 24, 2012 by making the aggregate required payment of $10.9 million, which was recorded as an expense in the second quarter of 2012.  On that same day, Klimes and L&C filed petitions to discontinue the tax litigation based on the amnesty payments.  In January 2013, we were notified that the petitions to discontinue the litigation were granted and the lawsuits filed by Klimes and L&C were dismissed effective June 1, 2012 and July 11, 2012, respectively.

Stockholder Litigation

Two derivative lawsuits were filed in March 2012 in Delaware Chancery Court by stockholders of Clear Channel Outdoor Holdings, Inc., an indirect non-wholly owned subsidiary of ours, which is, in turn, an indirect wholly owned subsidiary of CC Media Holdings, Inc. The consolidated lawsuits are captioned In re Clear Channel Outdoor Holdings, Inc. Derivative Litigation, Consolidated Case No. 7315-CS. The complaints name as defendants certain of our and Clear Channel Outdoor Holdings, Inc.’s current and former directors and us, as well as Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P.  Clear Channel Outdoor Holdings, Inc. also is named as a nominal defendant.  The complaints allege, among other things, that in December 2009 we breached fiduciary duties to Clear Channel Outdoor Holdings, Inc. and its stockholders by allegedly requiring Clear Channel Outdoor Holdings, Inc. to agree to amend the terms of a revolving promissory note payable by us to Clear Channel Outdoor Holdings, Inc. to extend the maturity date of the note and to amend the interest rate payable on the note.  According to the complaints, the terms of the amended promissory note were unfair to Clear Channel Outdoor Holdings, Inc. because, among other things, the interest rate was below market. The complaints further allege that we were unjustly enriched as a result of that transaction.  The complaints also allege that the director defendants breached fiduciary duties to Clear Channel Outdoor Holdings, Inc. in connection with that transaction and that the transaction constituted corporate waste.  On April 4, 2012, the board of directors of Clear Channel Outdoor Holdings, Inc. formed a special litigation committee consisting of independent directors (the “SLC”) to review and investigate plaintiffs’ claims and determine the course of action that serves the best interests of Clear Channel Outdoor Holdings, Inc. and its stockholders.  On June 20, 2012, the SLC filed a motion to stay the lawsuits for six months while it completes its review and investigation.  In response, on June 27, 2012, plaintiffs filed a motion for an expedited trial, asking the Court to schedule a trial on the merits in October 2012. On July 23, 2012, the Court issued an order granting the motion to stay and denying the motion for an expedited trial. On January 23, 2013, the SLC filed a motion to extend the stay for thirty days, and on January 24, 2013, the Court granted that motion, extending the stay for thirty days from the date of the order.

Los Angeles Litigation

In 2008, Summit Media, LLC, one of our competitors, sued the City of Los Angeles, Clear Channel Outdoor, Inc. and CBS Outdoor in Los Angeles Superior Court (Case No. BS116611) challenging the validity of a Stipulated Judgment that had been entered into in November 2006 among the parties.  Pursuant to the Stipulated Judgment, Clear Channel Outdoor, Inc. had taken down existing billboards and converted 83 existing signs from static displays to digital displays pursuant to modernization permits issued through an administrative process of the City.  The Los Angeles Superior Court ruled in January 2010 that the Stipulated Judgment constituted an ultra vires act of the City and nullified its existence, but did not invalidate the modernization permits issued to Clear Channel Outdoor, Inc. and CBS.  All parties appealed the ruling by the Los Angeles Superior Court to Court of Appeal for the State of California, Second Appellate District, Division 8.  At an October 30, 2012 oral argument by the parties, the California Court of Appeal read a preliminary ruling from the bench prior to the argument indicating it would uphold the Los Angeles Superior Court’s finding that the Stipulated Judgment was ultra vires and would remand the case to the Los Angeles Superior Court for the purpose of invalidating the permits issued to Clear Channel Outdoor, Inc. and CBS for the digital displays that were the subject of the Stipulated Judgment.  The Court of Appeal issued its written ruling in this matter on December 10, 2012, consistent with its October 30, 2012 preliminary ruling.  Clear Channel Outdoor, Inc. filed a motion for rehearing on December 26, 2012. The Court of Appeal denied the motion for rehearing.  On January 22, 2013, Clear Channel Outdoor, Inc. filed a petition with the California Supreme Court requesting its review of the matter.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

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

Dividend Policy

We have not paid cash dividends on the shares of our common stock since the merger and our ability to pay dividends is subject to restrictions should we seek to do so in the future. Our debt financing arrangements include restrictions on our ability to pay dividends.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources—Sources of Capital” and Note 5 to the Consolidated Financial Statements.

Sales of Unregistered Securities

We did not sell any equity securities during 2012 that were not registered under the Securities Act of 1933.

Purchases of Equity Securities

We did not purchase any of our equity securities during the fourth quarter of 2012.

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

The following tables set forth our and Clear Channel Capital I’s summary historical consolidated financial and other data as of the dates and for the periods indicated. The summary historical financial data are derived from our audited consolidated financial statements. Certain prior period amounts have been reclassified to conform to the 2012 presentation.  Historical results are not necessarily indicative of the results to be expected for future periods.  Acquisitions and dispositions impact the comparability of the historical consolidated financial data reflected in this schedule of Selected Financial Data.

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

(In thousands)	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	Post-Merger	Post-Merger	Post-Merger	Post-Merger	Combined
Results of Operations Data:
Revenue	$6,246,884	$6,161,352	$5,865,685	$5,551,909	$6,688,683
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,496,550	2,504,036	2,381,647	2,529,454	2,852,726
Selling, general and administrative expenses (excludes depreciation and amortization)	1,673,447	1,617,258	1,570,212	1,520,402	1,880,964
Corporate expenses (excludes depreciation and amortization)	288,028	227,096	284,042	253,964	383,714
Depreciation and amortization	729,285	763,306	732,869	765,474	696,830
Impairment charges (1)	37,651	7,614	15,364	4,118,924	5,268,858
Other operating income (expense) — net	48,127	12,682	(16,710)	(50,837)	28,032
Operating income (loss)	1,070,050	1,054,724	864,841	(3,687,146)	(4,366,377)
Interest expense	1,549,023	1,466,246	1,533,341	1,500,866	928,978
Loss on marketable securities	(4,580)	(4,827)	(6,490)	(13,371)	(82,290)
Equity in earnings (loss) of nonconsolidated affiliates	18,557	26,958	5,702	(20,689)	100,019
Gain (loss) on extinguishment of debt	(254,723)	(1,447)	60,289	713,034	103,193
Other income (expense)— net	250	(3,169)	(13,834)	(33,318)	23,200
Loss before income taxes	(719,469)	(394,007)	(622,833)	(4,542,356)	(5,151,233)
Income tax benefit	308,279	125,978	159,980	493,320	524,040
Loss before income taxes	(411,190)	(268,029)	(462,853)	(4,049,036)	(4,627,193)
Income from discontinued operations, net (2)	-	-	-	-	638,391
Consolidated net loss	(411,190)	(268,029)	(462,853)	(4,049,036)	(3,988,802)
Less amount attributable to noncontrolling interest	13,289	34,065	16,236	(14,950)	16,671
Net loss attributable to the Company	$(424,479)	$(302,094)	$(479,089)	$(4,034,086)	$(4,005,473)

Pre-Merger
For the
Seven
Months
Ended
July 30,
2008
Net income (loss) per common share:
Basic:
Income (loss) attributable to the
Company before discontinued
operations	$0.80
Discontinued operations	1.29
Net income (loss) attributable to
the Company	$2.09

Diluted:
Income (loss) attributable to the
Company before discontinued
operations	$0.80
Discontinued operations	1.29
Net income (loss) attributable to
the Company	$2.09

Dividends declared per share	$-

(In thousands)	As of December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Current assets	$2,993,807	$2,985,285	$3,603,173	$3,685,845	$2,066,555
Property, plant and equipment – net	3,036,854	3,063,327	3,145,554	3,332,393	3,548,159
Total assets	16,292,713	16,452,039	17,460,382	18,047,101	21,125,463
Current liabilities	1,782,142	1,428,962	2,098,579	1,544,136	1,845,946
Long-term debt, net of current maturities	20,365,369	19,938,531	19,739,617	20,303,126	18,940,697
Member’s deficit	(7,995,191)	(7,471,941)	(7,204,686)	(6,844,738)	(2,916,231)

(1)     We recorded non-cash impairment charges of $37.7 million, $7.6 million and $15.4 million during 2012, 2011 and 2010, respectively.  We also recorded non-cash impairment charges of $4.1 billion in 2009 and $5.3 billion in 2008 as a result of the global economic downturn which adversely affected advertising revenues across our businesses.  Our impairment charges are discussed more fully in Item 8 of Part II of this Annual Report on Form 10-K.

(2)     Includes the results of operations of our television business, which we sold on March 14, 2008, and certain of our non-core radio stations.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Format of Presentation

Management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and related footnotes.  Our discussion is presented on both a consolidated and segment basis.  Our reportable operating segments are Media and Entertainment (“CCME”), Americas outdoor advertising (“Americas outdoor” or “Americas outdoor advertising”), and International outdoor advertising (“International outdoor” or “International outdoor advertising”).  Our CCME segment provides media and entertainment services via broadcast and digital delivery and also includes our national syndication business.  Our Americas outdoor and International outdoor segments provide outdoor advertising services in their respective geographic regions using various digital and traditional display types. Included in the “Other” segment are our media representation business, Katz Media Group, as well as other general support services and initiatives, which are ancillary to our other businesses.

We manage our operating segments primarily focusing on their operating income, while Corporate expenses, Impairment charges, Other operating income (expense) - net, Interest expense, Loss on marketable securities, Equity in earnings (loss) of nonconsolidated affiliates, Loss on extinguishment of debt, Other income (expense) - net and Income tax benefit are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.

Certain prior period amounts have been reclassified to conform to the 2012 presentation.

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

Management looks at our CCME operations’ overall revenue as well as the revenue from each type of advertising, including local advertising, which is sold predominately in a station’s local market, and national advertising, which is sold across multiple markets.  Local advertising is sold by each radio station’s sales staff while national advertising is sold by our national sales team and through our national representation firm.  Local advertising, which is our largest source of advertising revenue, and national advertising revenues are tracked separately because these revenue streams have different sales forces and respond differently to changes in the economic environment.  We periodically review and refine our selling structures in all markets in an effort to maximize the value of our offering to advertisers and, therefore, our revenue.

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

A portion of our CCME segment’s expenses vary in connection with changes in revenue.  These variable expenses primarily relate to costs in our sales department, such as commissions, and bad debt.  Our programming and general and administrative departments incur most of our fixed costs, such as utilities and office salaries.  We incur discretionary costs in our marketing and promotions, which we primarily use in an effort to maintain and/or increase our audience share. Lastly, we have incentive systems in each of our departments which provide for bonus payments based on specific performance metrics, including ratings, sales levels, pricing and overall profitability.

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

Americas Outdoor Advertising

Our advertising rates are based on a number of different factors including location, competition, type and size of display, illumination, market and gross ratings points.  Gross ratings points are the total number of impressions delivered by a display or group of displays, expressed as a percentage of a market population.  The number of impressions delivered by a display is measured by the number of people passing the site during a defined period of time.  For all of our billboards in the United States, we use independent, third-party auditing companies to verify the number of impressions delivered by a display.

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

International Outdoor Advertising

Similar to our Americas outdoor business, advertising rates generally are based on the gross ratings points of a display or group of displays. The number of impressions delivered by a display, in some countries, is weighted to account for such factors as illumination, proximity to other displays and the speed and viewing angle of approaching traffic.  In addition, because our International outdoor advertising operations are conducted in foreign markets, including Europe, Asia and Latin America, management reviews the operating results from our foreign operations on a constant dollar basis.  A constant dollar basis allows for comparison of operations independent of foreign exchange movements.

Our International display inventory is typically sold to clients through network packages, with client contract terms typically ranging from one to two weeks with terms of up to one year available as well.  Internationally, contracts with municipal and transit authorities for the right to place our street furniture and transit displays typically provide for terms ranging from three to 15 years. The major difference between our International and Americas street furniture businesses is in the nature of the municipal contracts.  In our International outdoor business, these contracts typically require us to provide the municipality with a broader range of metropolitan amenities in exchange for which we are authorized to sell advertising space on certain sections of the structures we erect in the public domain.  A different regulatory environment for billboards and competitive bidding for street furniture and transit display contracts, which constitute a larger portion of our business internationally, may result in higher site lease costs in our International business.  As a result, our margins are typically lower in our International business than in our Americas outdoor business.

Macroeconomic Indicators

Our advertising revenue for all of our segments is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP, both domestically and internationally. According to the U.S. Department of Commerce, estimated U.S. GDP growth for 2012 was 2.2%. Internationally, our results are impacted by fluctuations in foreign currency exchange rates as well as the economic conditions in the foreign markets in which we have operations.

Executive Summary

The key developments in our business for the year ended December 31, 2012 are summarized below:

•  Consolidated revenue for 2012 increased $85.5 million including the impact of negative foreign exchange movements of $79.3 million compared to 2011. Excluding foreign exchange impacts, consolidated revenue increased $164.8 million over the prior year.

•  CCME revenue for 2012 increased $98.0 million compared to 2011 primarily due to increased political advertising both nationally and locally.  Our iHeartRadio platform continues to drive higher digital revenues with listening hours increasing by 100%.

•  Americas outdoor revenue for 2012 increased $26.5 million compared to 2011 due to continued deployment of digital bulletins.  During 2012, we deployed 178 digital displays in the United States bringing the total number of digital bulletins in the United States above 1,000.

•  International outdoor revenue for 2012 decreased $83.5 million including the impact of negative foreign exchange movements of $78.9 million compared to 2011.  Excluding foreign exchange impacts, revenue decreased $4.6 million over the prior year.  The strengthening of the dollar significantly contributed to the revenue decline in our International outdoor advertising business. Growth in Asia and Latin America was offset by the weakened macroeconomic conditions in Europe, which had a negative impact on our operations.

•  Revenues in our Other segment for 2012 grew $47.3 million primarily due to increased political advertising through our media representation business.

•  During 2012, we spent $76.2 million on strategic revenue and cost-saving initiatives to realign and improve our on-going business operations.  This represented an increase of $39.8 million over 2011.

•  During 2012, our indirect subsidiary, Clear Channel Worldwide Holdings, Inc. (“CCWH”), issued $275.0 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 (the “Series A CCWH Subordinated Notes”) and $1,925.0 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (the “Series B CCWH Subordinated Notes” and, together with the Series A CCWH Subordinated Notes, the “CCWH Subordinated Notes”) and in connection therewith, CCOH declared a special cash dividend (the “CCOH Dividend”) equal to $6.0832 per share to its stockholders of record. Using CCOH Dividend proceeds distributed to our wholly-owned subsidiaries, together with cash on hand, we repaid $2,096.2 million of indebtedness under our senior secured credit facilities.  Please refer to the “CCWH Senior Subordinated Notes” section within this MD&A for further discussion of the CCWH Subordinated Notes offering, including the use of the proceeds.

•  During 2012, we repaid our 5.0% senior notes at maturity for $249.9 million (net of $50.1 million principal amount repaid to one of our subsidiaries with respect to notes repurchased and held by such entity), plus accrued interest, using a portion of the proceeds from our 2011 issuance of 9.0% priority guarantee notes due 2021 discussed elsewhere in this MD&A, along with cash on hand.

•  During 2012, we exchanged $2.0 billion aggregate principal amount of term loans under our senior secured credit facilities for a like principal amount of newly issued 9.0% priority guarantee notes due 2019 as discussed elsewhere in this MD&A.

•  During 2012, CCWH issued $735.75 million aggregate principal amount of 6.50% Series A Senior Notes due 2022 (the “Series A CCWH Senior Notes”), which were issued at an issue price of 99.0% of par, and $1,989.25 million aggregate principal amount of 6.50% Series B Senior Notes due 2022, which were issued at par (the “Series B CCWH Senior Notes” and, together with the Series A CCWH Senior Notes, the “CCWH Senior Notes”).  CCWH used the net proceeds from the offering of the CCWH Senior Notes, together with cash on hand, to fund the tender offer for and redemption of CCWH’s existing 9.25% Series A Senior Notes due 2017 and its existing 9.25% Series B Senior Notes due 2017 (together, the “Existing CCWH Senior Notes”).  A tender premium of $128.3 million and a call premium of $53.8 million were recognized as expense in the fourth quarter of 2012 resulting from the repurchase of the Existing CCWH Senior Notes.

The key developments in our business for the year ended December 31, 2011 are summarized below:

•   Consolidated revenue increased $295.7 million during 2011 including positive foreign exchange movements of $87.1 million compared to 2010.

•   CCME revenue increased $117.3 million during 2011 compared to 2010, due primarily to increased revenue resulting from our April 2011 addition of a complementary traffic operation (the “traffic acquisition”) to our existing traffic business, Total Traffic Network.  We also purchased a cloud-based music technology business in the first quarter of 2011 that has enabled us to accelerate the development and growth of our iHeartRadio digital products.

•   Americas outdoor revenue increased $35.8 million during 2011 compared to 2010, driven by revenue growth across our bulletin, airport and shelter displays, particularly digital displays.  During 2011, we deployed 242 digital displays in the United States, compared to 158 during 2010.

•   International outdoor revenue increased $170.1 million during 2011 compared to 2010, primarily as a result of increased street furniture revenues and the effects of movements in foreign exchange.  The weakening of the U.S. Dollar throughout 2011 significantly contributed to revenue growth in our International outdoor advertising business.  The revenue increase attributable to movements in foreign exchange was $84.5 million for 2011.

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

•   During 2011, CC Finco purchased 1,553,971 shares of CCOH’s Class A common stock through open market purchases for approximately $16.4 million.

•   During 2011, we repaid our 4.4% senior notes at maturity for $140.2 million (net of $109.8 million principal amount held by and repaid to one of our subsidiaries with respect to notes repurchased and held by such entity), plus accrued interest.

Consolidated Results of Operations

The comparison of our historical results of operations for the year ended December 31, 2012 to the year ended December 31, 2011 is as follows:

(In thousands)	Years Ended December 31,		%
	2012	2011	Change
Revenue	$6,246,884	$6,161,352	1%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,496,550	2,504,036	(0%)
Selling, general and administrative expenses (excludes depreciation and amortization)	1,673,447	1,617,258	3%
Corporate expenses (excludes depreciation and amortization)	288,028	227,096	27%
Depreciation and amortization	729,285	763,306	(4%)
Impairment charges	37,651	7,614	394%
Other operating income – net	48,127	12,682	279%
Operating income	1,070,050	1,054,724	1%
Interest expense	1,549,023	1,466,246
Loss on marketable securities	(4,580)	(4,827)
Equity in earnings of nonconsolidated affiliates	18,557	26,958
Loss on extinguishment of debt	(254,723)	(1,447)
Other income (expense) – net	250	(3,169)
Loss before income taxes	(719,469)	(394,007)
Income tax benefit	308,279	125,978
Consolidated net loss	(411,190)	(268,029)
Less amount attributable to noncontrolling interest	13,289	34,065
Net loss attributable to the Company	$(424,479)	$(302,094)

Consolidated Revenue

Our consolidated revenue increased $85.5 million including the impact of negative movements in foreign exchange of $79.3 million compared to 2011.  Excluding the impact of foreign exchange movements, revenue increased $164.8 million.  CCME revenue increased $98.0 million, driven by growth of $79.0 million from national and local advertising including political, telecommunications and auto, and higher advertising revenues from our digital services primarily as a result of higher listening hours and event sponsorship.  Americas outdoor revenue increased $26.5 million, driven primarily by bulletin revenue growth as a result of our continued deployment of new digital displays during 2012 and 2011 and revenue growth from our airports business.  International outdoor revenue decreased $83.5 million including the impact of negative movements in foreign exchange of $78.9 million compared to 2011.  Excluding the impact of foreign exchange movements, International outdoor revenue decreased $4.6 million.  Declines in certain countries as a result of weakened macroeconomic conditions and our divestiture of our international neon business during the third quarter of 2012 were partially offset by growth in street furniture and billboard revenue in other countries.  Our Other segment revenue grew by $47.3 million as a result of increased political advertising through our media representation business during the election year in the United States.

Consolidated Direct Operating Expenses

Direct operating expenses decreased $7.5 million including a $49.7 million decline due to the effects of movements in foreign exchange compared to 2011.  CCME direct operating expenses increased $23.9 million, primarily due to an increase in digital expenses related to our iHeartRadio digital platform including higher digital streaming fees due to increased listening hours and rates and personnel costs.  In addition, an increase of $29.6 million related to our traffic acquisition was partially offset by a decline in music license fees of $23.2 million.  Americas outdoor direct operating expenses increased $14.9 million, primarily due to increased site lease expense associated with our continued development of digital displays and growth from our airports business.  Direct operating expenses in our International outdoor segment decreased $42.4 million including a $49.4 million decline due to the effects of movements in foreign exchange.  The increase in expense excluding the impact of movements in foreign exchange was primarily driven by higher site lease and other expenses as a result of new contracts. These increases were partially offset by lower variable costs in countries where revenues have declined and the impact of the divestiture of our international neon business.

Consolidated Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses increased $56.2 million including a decline of $21.7 million due to the effects of movements in foreign exchange compared to 2011.  CCME SG&A expenses increased $16.6 million, primarily due to expenses incurred in connection with strategic revenue and cost initiatives.  SG&A expenses in our Americas outdoor segment increased $11.7 million primarily due to increased personnel costs resulting from increased revenue in addition to increases in costs associated with strategic revenue and cost initiatives.  International outdoor SG&A expenses increased $24.8 million including a $21.6 million decline due to the effects of movements in foreign exchange. The increase was primarily due to $22.7 million of expense related to the negative impact of litigation in Latin America discussed further in Item 3 of Part I of this Annual Report on Form 10-K. Also contributing to the increase was a $1.2 million increase in expenses related to strategic revenue and cost initiatives.

Corporate Expenses

Corporate expenses increased $60.9 million during 2012 compared to 2011.  This increase was driven by higher personnel costs resulting from amounts recorded under our variable compensation plans, higher expenses under our benefit plans, and increases in corporate infrastructure.  In addition, we incurred $14.2 million more in corporate strategic revenue and cost initiatives compared to the prior year as well as $9.0 million in expenses related to the stockholder litigation discussed further in Item 3 of Part I of this Annual Report on Form 10-K.  Also impacting the increase during 2012 compared to 2011 is the reversal of $6.6 million of share-based compensation expense included in 2011 related to the cancellation of a portion of an executive’s stock options.

Revenue and Cost Initiatives

Included in the amounts for direct operating expenses, SG&A and corporate expenses discussed above are expenses of $76.2 million incurred in connection with our strategic revenue and cost initiatives. The costs were incurred to improve revenue growth, enhance yield, reduce costs, and organize each business to maximize performance and profitability.  These costs consist primarily of consulting expenses, consolidation of locations and positions, severance related to workforce initiatives and other costs incurred in connection with streamlining our businesses. These costs are expected to provide benefits in future periods as the initiative results are realized.  Of these costs, $13.8 million are reported within direct operating expenses, $47.2 million are reported within SG&A and $15.2 million are reported within corporate expense.  In 2011, such costs totaled $8.8 million, $26.6 million, and $1.0 million, respectively.

Depreciation and Amortization

Depreciation and amortization decreased $34.0 million during 2012 compared to 2011, primarily due to various assets becoming fully depreciated in 2011.  In addition, movements in foreign exchange contributed a decrease of $9.3 million during 2012.

Impairment Charges

We performed our annual impairment tests as of October 1, 2012 and 2011 on our goodwill, FCC licenses, billboard permits, and other intangible assets and recorded impairment charges of $37.7 million and $7.6 million, respectively.  During 2012, we recognized a $35.9 million impairment charge in our Americas outdoor segment related to declines in estimated fair values of certain markets’ billboard permits.  Please see Note 2 to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for a further description of the impairment charges.

Other Operating Income (Expense) - Net

Other operating income of $48.1 million in 2012 primarily related to the gain on the sale of our international neon business in the third quarter of 2012.

Other operating income of $12.7 million in 2011 primarily related to a gain on the sale of a tower and proceeds received from condemnations of bulletins.

Interest Expense

Interest expense increased $82.7 million during 2012 compared to 2011 primarily as a result of interest expense associated with CCWH’s issuance of the CCWH Subordinated Notes during the first quarter of 2012, partially offset by the impact of other refinancing actions and repayments of senior notes. Please refer to “Sources of Capital” for additional discussion of debt issuances and exchanges. Our weighted average cost of debt during 2012 and 2011 was 6.7% and 6.2%, respectively.

Loss on Marketable Securities

The loss on marketable securities of $4.6 million and $4.8 million during 2012 and 2011, respectively, primarily related to the impairment of our investment in Independent News & Media PLC (“INM”) during 2012 and 2011 and the impairment of a cost-basis investment during 2012.  The fair value of INM was below cost for an extended period of time.  As a result, we considered the guidance in ASC 320-10-S99 and reviewed the length of the time and the extent to which the market value was less than cost, the financial condition and the near-term prospects of the issuer.  After this assessment, we concluded that the impairment at each date was other than temporary and recorded non-cash impairment charges to our investment in INM, as noted above.  We obtained the financial information for our cost-basis investment and noted continued doubt of the investment’s ability to continue as a going concern.  After evaluating the financial condition of the investment, we concluded that the investment was other than temporarily impaired and recorded a non-cash impairment charge to that investment.

Equity in Earnings of Nonconsolidated Affiliates

Equity in earnings of nonconsolidated affiliates of $18.6 million for 2012 included earnings from our investments in Australia Radio Network and New Zealand Radio Network.

Equity in earnings of nonconsolidated affiliates of $27.0 million for 2011 included earnings from our investments primarily in Australia Radio Network and New Zealand Radio Network.

Loss on Extinguishment of Debt

In connection with the refinancing of the Existing CCWH Senior Notes with an interest rate of 9.25% with the CCWH Senior Notes with a stated interest rate of 6.5% during the fourth quarter of 2012, CCWH paid existing note holders a tender premium of 7.4% of face value on the $1,724.7 million of Existing CCWH Senior Notes that were tendered in the tender offer and a call premium of 6.9% on the $775.3 million of Existing CCWH Senior Notes that were redeemed following the tender offer.  The tender premium of $128.3 million and the call premium of $53.8 million are included in the loss on extinguishment of debt.  In addition, we recognized a loss of $39.0 million due to the write-off of deferred loan costs in connection with the call of the Existing CCWH Senior Notes, and recognized losses of $33.7 million in connection with a prepayment during the first quarter of 2012 and a debt exchange during the fourth quarter of 2012 related to our senior secured credit facilities as discussed elsewhere in this MD&A.

Loss on extinguishment of debt of $1.4 million for 2011 primarily related to the accelerated expensing of $5.7 million of loan fees upon the prepayment of $500.0 million of our senior secured credit facilities in connection with the February 2011 Offering, partially offset by an aggregate gain of $4.3 million on the repurchase of our 5.5% senior notes due 2014.

Other Income (Expense) - Net

Other income of $0.3 million for 2012 primarily related to miscellaneous dividend and other income of $3.2 million offset by $3.0 million in foreign exchange losses on short-term intercompany accounts.

Other expense of $3.2 million for 2011 primarily related to miscellaneous bank fees and foreign exchange losses on short-term intercompany accounts.

Income Tax Benefit

The effective tax rate for the year ended December 31, 2012 was 42.8% as compared to 32.0% for the year ended December 31, 2011.  The effective tax rate for 2012 was favorably impacted by our settlement of U.S. Federal and foreign tax examinations during the year.  Pursuant to the settlements, we recorded a reduction to income tax expense of approximately $60.6 million to reflect the net tax benefits of the settlements.  This benefit was partially offset by additional tax recorded during 2012 related to the write-off of deferred tax assets associated with the vesting of certain equity awards.

The effective tax rate for the year ended December 31, 2011 was 32.0% as compared to 25.7% for the year ended December 31, 2010.  The effective tax rate for 2011 was favorably impacted by our settlement of U.S. Federal and state tax examinations during the year.  Pursuant to the settlements, we recorded a reduction to income tax expense of approximately

$16.3 million to reflect the net tax benefits of the settlements.  This benefit was partially offset by additional tax recorded during 2011 related to the write-off of deferred tax assets associated with the vesting of certain equity awards and our inability to benefit from certain tax loss carryforwards in foreign jurisdictions.

CCME Results of Operations

Our CCME operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2012	2011	Change
Revenue	$3,084,780	$2,986,828	3%
Direct operating expenses	873,165	849,265	3%
SG&A expenses	997,511	980,960	2%
Depreciation and amortization	271,399	268,245	1%
Operating income	$942,705	$888,358	6%

CCME revenue increased $98.0 million during 2012 compared to 2011, driven by growth of $79.0 million from national and local advertising across political, automotive and telecommunication categories.  We continued to experience increases in digital revenue as a result of increased listening hours through our iHeartRadio platform as well as higher event sponsorship revenue.  Revenue in our traffic business increased $20.8 million due to our traffic acquisition completed in the second quarter of 2011.  This revenue growth was partially offset by declines in syndicated programming sales.

Direct operating expenses increased $23.9 million during 2012 compared to 2011, primarily due to an increase in digital expenses related to our iHeartRadio digital platform including higher digital streaming fees due to increased listening hours and rates and personnel costs as well as an increase of $29.6 million from our traffic acquisition, partially offset by a $23.2 million decline in music license fees resulting from lower negotiated royalty rates.  SG&A expenses increased $16.6 million, primarily due to higher spending on strategic revenue and cost initiatives of $14.2 million, a $5.5 million increase over 2011.

Depreciation and amortization increased $3.2 million, primarily due to our traffic acquisition.

Americas Outdoor Advertising Results of Operations

Our Americas outdoor operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2012	2011	Change
Revenue	$1,279,257	$1,252,725	2%
Direct operating expenses	586,666	571,779	3%
SG&A expenses	212,794	201,124	6%
Depreciation and amortization	192,023	211,056	(9%)
Operating income	$287,774	$268,766	7%

Americas outdoor revenue increased $26.5 million during 2012 compared to 2011, primarily driven by revenue growth from our digital bulletins and from our airports business.  We deployed an additional 178 digital bulletins during 2012 bringing our total to more than 1,000 digital bulletins in service.  The revenue growth resulting from our increased digital bulletin capacity was partially offset by declines in our traditional bulletin and poster revenues.  Our airport revenues grew primarily as a result of higher average rates and increased occupancy by customers of our largest U.S. airports.

Direct operating expenses increased $14.9 million due to increased site lease expense as a result of our continued deployment of digital displays and growth of our airport revenue.  SG&A expenses increased $11.7 million, primarily as a result of higher personnel costs of $6.6 million associated with the increase in revenue generating headcount and commissions and bonuses related to increased revenue, as well as $3.1 million in connection with legal and other expenses related to billboard permitting issues.  In addition, included in our 2012 SG&A expenses are revenue and cost initiatives of $13.6 million, which represents an increase of

$9.4 million, compared to 2011.  These increases are partially offset by a favorable court ruling resulting in a $7.8 million decrease in expenses.

Depreciation and amortization decreased $19.0 million, primarily due to increases in 2011 for accelerated depreciation and amortization related to the removal of various structures, including the removal of traditional billboards in connection with the continued deployment of digital billboards.

International Outdoor Advertising Results of Operations

Our International outdoor operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2012	2011	Change
Revenue	$1,667,687	$1,751,149	(5%)
Direct operating expenses	1,024,596	1,067,022	(4%)
SG&A expenses	364,502	339,748	7%
Depreciation and amortization	205,258	219,908	(7%)
Operating income	$73,331	$124,471	(41%)

International outdoor revenue decreased $83.5 million during 2012 compared to 2011, including $78.9 million of negative movements in foreign exchange. Excluding the impact of movements in foreign exchange, revenues declined in certain geographies as a result of weakened macroeconomic conditions, particularly in France, southern Europe and the Nordic countries, as well as the impact of $15.1 million due to the divestiture of our international neon business during the third quarter of 2012. These decreases were partially offset by countries including Australia, China and Mexico where economic conditions were stronger, and in the United Kingdom which benefited from the 2012 Summer Olympics in London.  These and other countries experienced increased revenues, primarily related to our shelters, street furniture, equipment sales and billboard businesses.  New contracts won during 2011 helped drive revenue growth.

Direct operating expenses decreased $42.4 million, attributable to a $49.4 million decrease from movements in foreign exchange.  The increase in expenses excluding the impact of foreign exchange was primarily due to higher site lease expense of $12.5 million associated with new contracts, partially offset by lower site lease expenses in those markets where revenue declined as a result of weakened macroeconomic conditions.  The divestiture of our international neon business resulted in a $9.0 million decline in direct operating expenses.  SG&A expenses increased $24.8 million including a $21.6 million decrease from movements in foreign exchange.  The increase was primarily due to $22.7 million of expense related to the negative impact of litigation in Latin America. Also contributing to the increase were $13.9 million related to revenue and cost initiatives and $4.1 million related to increased shelter maintenance in Latin America, partially offset by a $3.2 million impact from the divestiture of our international neon business.

Depreciation and amortization declined $14.7 million, including $9.3 million of negative movements in foreign exchange, primarily as a result of assets that became fully depreciated or amortized during 2011.

Consolidated Results of Operations

The comparison of our historical results of operations for the year ended December 31, 2011 to the year ended December 31, 2010 is as follows:

(In thousands)	Years Ended December 31,		%
	2011	2010	Change
Revenue	$6,161,352	$5,865,685	5%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,504,036	2,381,647	5%
Selling, general and administrative expenses (excludes depreciation and amortization)	1,617,258	1,570,212	3%
Corporate expenses (excludes depreciation and amortization)	227,096	284,042	(20%)
Depreciation and amortization	763,306	732,869	4%
Impairment charges	7,614	15,364	(50%)
Other operating income (expense) – net	12,682	(16,710)	(176%)
Operating income	1,054,724	864,841	22%
Interest expense	1,466,246	1,533,341
Loss on marketable securities	(4,827)	(6,490)
Equity in earnings of nonconsolidated affiliates	26,958	5,702
Gain (loss) on extinguishment of debt	(1,447)	60,289
Other expense – net	(3,169)	(13,834)
Loss before income taxes	(394,007)	(622,833)
Income tax benefit	125,978	159,980
Consolidated net loss	(268,029)	(462,853)
Less amount attributable to noncontrolling interest	34,065	16,236
Net loss attributable to the Company	$(302,094)	$(479,089)

Consolidated Revenue

Our consolidated revenue increased $295.7 million during 2011 including the impact of positive movements in foreign exchange of $87.1 million compared to 2010.  Excluding the impact of foreign exchange movements, revenue increased $208.6 million.  CCME revenue increased $117.3 million, driven primarily by a $107.1 million increase due to our traffic acquisition and higher advertising revenues from our digital services primarily as a result of improved rates and higher listening hours.  Americas outdoor revenue increased $35.8 million, driven by increases in revenue across bulletin, airports and shelter displays, particularly digital displays, as a result of our continued deployment of new digital displays and increased rates.  International outdoor revenue increased $170.1 million, primarily from increased street furniture revenue across our markets and an $84.5 million increase from the impact of movements in foreign exchange.

Consolidated Direct Operating Expenses

Direct operating expenses increased $122.4 million during 2011 including a $52.9 million increase due to the effects of movements in foreign exchange compared to 2010.  CCME direct operating expenses increased $40.4 million, primarily due to an increase of $56.6 million related to our traffic acquisition offset by a decline in music license fees related to a settlement of prior year license fees.  Americas outdoor direct operating expenses increased $11.4 million, primarily due to increased site lease expense associated with higher airport and bulletin revenue, particularly digital displays, and the increased deployment of digital displays.  Direct operating expenses in our International outdoor segment increased $67.4 million, primarily from a $52.9 million increase from movements in foreign exchange.

Consolidated Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses increased $47.0 million during 2011 including an increase of $16.6 million due to the effect of movements in foreign exchange compared to 2010.  CCME SG&A expenses increased $17.1 million, primarily due to an increase of $41.0 million related to our traffic acquisition, partially offset by declines in compensation expense.  SG&A expenses increased $1.1 million in our Americas outdoor segment, which was primarily as a result of increased commission expense associated with the increase in revenue.  International outdoor SG&A expenses increased $45.1 million primarily due to a $16.6 million increase from movements in foreign exchange, a $6.5 million increase related to the unfavorable impact of litigation and increased selling and marketing expenses associated with the increase in revenue.

Corporate Expenses

Corporate expenses decreased $56.9 million during 2011 compared to 2010 primarily as a result of a decrease in bonus expense related to our variable compensation plans and decreased expense related to employee benefits.  Also contributing to the decline was a decrease in share-based compensation related to the shares tendered by Mark P. Mays to us in the third quarter of 2010 pursuant to a put option included in his amended employment agreement and the cancellation of certain of his options during 2011, and a decrease in restructuring expenses.  Partially offsetting the decreases was an increase in general corporate infrastructure support services and initiatives.

Depreciation and Amortization

Depreciation and amortization increased $30.4 million during 2011 compared to 2010, primarily due to increases in accelerated depreciation and amortization related to the removal of various structures, including the removal of traditional billboards in connection with the continued deployment of digital billboards.  Increased depreciation and amortization of $7.5 million related to our traffic acquisition also contributed to the increase.  In addition, the impact of movements in foreign exchange contributed an increase of $7.4 million during 2011.

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

Interest Expense

Interest expense decreased $67.1 million during 2011 compared to 2010.  Higher interest expense associated with the 2011 issuances of our 9.0% Priority Guarantee Notes was offset by decreased expense on term loan facilities due to the prepayment of $500.0 million of our senior secured credit facilities made in connection with the February 2011 Offering and the paydown of our receivables-based credit facility made prior to, and in connection with, the June 2011 Offering.  Also contributing to the decline in interest expense was the timing of repurchases and repayments at maturity of certain of our senior notes. Our weighted average cost of debt during 2011 and 2010 was 6.2% and 6.1%, respectively.

Loss on Marketable Securities

The loss on marketable securities of $4.8 million and $6.5 million during 2011 and 2010, respectively, primarily related to the impairment of our investment in INM.  The fair value of INM was below cost for an extended period of time. As a result, we considered the guidance in ASC 320-10-S99 and reviewed the length of the time and the extent to which the market value was less than cost, the financial condition and the near-term prospects of the issuer. After this assessment, we concluded that the impairment at each date was other than temporary and recorded non-cash impairment charges to our investment in INM, as noted above.

Equity in Earnings of Nonconsolidated Affiliates

Equity in earnings of nonconsolidated affiliates of $27.0 million for 2011 related to an equity investment in our International outdoor segment.

Equity in earnings of nonconsolidated affiliates of $5.7 million for 2010 included an $8.3 million impairment related to an equity investment in our International outdoor segment.

Gain (Loss) on Extinguishment of Debt

Loss on extinguishment of debt of $1.4 million for 2011 primarily related to the accelerated expensing of $5.7 million of loan fees upon the prepayment of $500.0 million of our senior secured credit facilities in connection with the February 2011 Offering described elsewhere in this MD&A, partially offset by an aggregate gain of $4.3 million on the repurchase of our 5.5% senior notes due 2014.

Gain on extinguishment of debt of $60.3 million in 2010 primarily related to an aggregate gain on the repurchase of our senior toggle notes.

Other Expense - Net

Other expense of $3.2 million for 2011 primarily related to miscellaneous bank fees and foreign exchange losses on short-term intercompany accounts.

Other expense of $13.8 million in 2010 primarily related to $12.8 million in foreign exchange transaction losses on short-term intercompany accounts.

Income Tax Benefit

The effective tax rate for the year ended December 31, 2011 was 32.0% as compared to 25.7% for the year ended December 31, 2010.  The effective tax rate for 2011 was favorably impacted by our settlement of U.S. Federal and state tax examinations during the year.  Pursuant to the settlements, we recorded a reduction to income tax expense of approximately $16.3 million to reflect the net tax benefits of the settlements.  This benefit was partially offset by additional tax recorded during 2011 related to the write-off of deferred tax assets associated with the vesting of certain equity awards and our inability to benefit from certain tax loss carryforwards in foreign jurisdictions.

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

CCME Results of Operations

Our CCME operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2011	2010	Change
Revenue	$2,986,828	$2,869,499	4%
Direct operating expenses	849,265	808,867	5%
SG&A expenses	980,960	963,853	2%
Depreciation and amortization	268,245	256,673	5%
Operating income	$888,358	$840,106	6%

CCME revenue increased $117.3 million during 2011 compared to 2010, primarily driven by a $107.1 million increase due to our traffic acquisition.  We experienced increases in our digital services revenue as a result of improved rates, increased listening hours through our iHeartRadio platform and revenues related to our iHeartRadio Music Festival.  Offsetting the increases were slight declines in local and national advertising across various markets and advertising categories including telecommunication, travel and tourism and, most notably, political.

Direct operating expenses increased $40.4 million during 2011 compared to 2010, primarily due to an increase of

$56.6 million from our traffic acquisition and an increase in expenses related to our digital initiatives, including our iHeartRadio platform and iHeartRadio Music Festival.   These increases were partially offset by a $19.0 million decline in music license fees related to a settlement of 2011 and 2010 license fees.  In addition, included in our 2011 results are restructuring expenses of $8.9 million, which represents a decline of $4.8 million compared to 2010.  SG&A expenses increased $17.1 million, primarily due to an increase of $41.0 million related to our traffic acquisition, which was partially offset by a decline of $21.9 million in compensation expense primarily related to reduced salaries and commission.

Depreciation and amortization increased $11.6 million, primarily due to our traffic acquisition.

Americas Outdoor Advertising Results of Operations

Our Americas outdoor operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2011	2010	Change
Revenue	$1,252,725	$1,216,930	3%
Direct operating expenses	571,779	560,378	2%
SG&A expenses	201,124	199,990	1%
Depreciation and amortization	211,056	198,896	6%
Operating income	$268,766	$257,666	4%

Americas outdoor revenue increased $35.8 million during 2011 compared to 2010, driven primarily by revenue increases from bulletin, airport and shelter displays, and particularly digital displays.  Bulletin revenues increased primarily due to digital growth driven by the increased number of digital displays, in addition to increased rates.  Airport and shelter revenues increased primarily on higher average rates.

Direct operating expenses increased $11.4 million, primarily due to increased site lease expense associated with higher airport and bulletin revenue, particularly digital displays, and the increased deployment of digital displays.  SG&A expenses increased $1.1 million, primarily as a result of increased commission expense associated with the increase in revenue.

Depreciation and amortization increased $12.2 million, primarily due to increases in accelerated depreciation and amortization related to the removal of various structures, including the removal of traditional billboards in connection with the continued deployment of digital billboards.

International Outdoor Advertising Results of Operations

Our International outdoor operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2011	2010	Change
Revenue	$1,751,149	$1,581,064	11%
Direct operating expenses	1,067,022	999,594	7%
SG&A expenses	339,748	294,666	15%
Depreciation and amortization	219,908	214,692	2%
Operating income	$124,471	$72,112	73%

International outdoor revenue increased $170.1 million during 2011 including the impact of positive foreign exchange movements of $84.5 million compared to 2010.  Excluding the impact of movements in foreign exchange, revenues increased primarily as a result of higher street furniture revenue across most of our markets.  Improved yields and additional displays contributed to the revenue increase in China, and improved yields in combination with a new contract drove the revenue increase in Sweden.  The increases from street furniture were partially offset by declines in billboard revenue across several of our markets, primarily Italy and the United Kingdom.

Direct operating expenses increased $67.4 million, attributable to a $52.9 million increase from the impact of movements in foreign exchange.  In addition, increased site lease expense of $15.7 million associated with the increase in revenue was partially offset by an $8.8 million decline in restructuring expenses.  SG&A expenses increased $45.1 million primarily due to a $16.6 million increase from movements in foreign exchange, a $6.5 million increase related to the unfavorable impact of litigation and higher selling expenses associated with the increase in revenue.

Reconciliation of Segment Operating Income (Loss) to Consolidated Operating Income

(In thousands)	Years Ended December 31,
	2012	2011	2010
CCME	$942,705	$888,358	$840,106
Americas outdoor advertising	287,774	268,766	257,666
International outdoor advertising	73,331	124,471	72,112
Other	58,829	9,427	20,716
Impairment charges	(37,651)	(7,614)	(15,364)
Other operating income (expense) - net	48,127	12,682	(16,710)
Corporate expense (1)	(303,065)	(241,366)	(293,685)
Consolidated operating income	$1,070,050	$1,054,724	$864,841

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

As of December 31, 2012, there was $30.3 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately two years.  In addition, as of December 31, 2012, there was $15.7 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.

The following table presents amounts related to share-based compensation expense for the years ended December 31, 2012, 2011 and 2010, respectively:

(In thousands)	Years Ended December 31,
	2012	2011	2010
CCME	$6,985	$4,606	$7,152
Americas outdoor advertising	5,875	7,601	9,207
International outdoor advertising	4,529	3,165	2,746
Corporate (1)	11,151	5,295	15,141
Total share-based compensation expense	$28,540	$20,667	$34,246

1 Included in corporate share-based compensation for year ended December 31, 2011 is a $6.6 million reversal of expense related to the cancellation of a portion of an executive’s stock options.

On October 22, 2012, CCMH granted 1.8 million restricted shares of its Class A common stock (the “Replacement Shares”) in exchange for 2.0 million stock options granted under the Clear Channel 2008 Executive Incentive Plan pursuant to an option exchange program (the “Program”) that expired on November 19, 2012.  In addition, on October 22, 2012, CCMH granted 1.5 million fully-vested shares of its Class A common stock (the “Additional Shares”) pursuant to a tax assistance program offered in connection with the Program.  Upon the expiration of the Program on November 19, 2012, CCMH repurchased 0.9 million of the Additional Shares from the employees who elected to participate in the Program and timely delivered to us a properly completed election form under Internal Revenue Code Section 83(b) to fund tax withholdings in connection with the Program.  Employees who ceased to be eligible, declined to participate in the Program or, in the case of the Additional Shares, declined to participate in the tax assistance program, forfeited their Replacement Shares and Additional Shares on November 19, 2012 and retained their stock options with no changes to the terms. We accounted for the exchange program as a modification of the existing awards under ASC 718 and will recognize incremental compensation expense of approximately $1.7 million over the service period of the new awards.  We recognized $2.6 million of expense related to the Additional Shares granted in connection with the tax assistance program.

CCMH also completed a stock option exchange program on March 21, 2011 and exchanged 2.5 million stock options granted under the Clear Channel 2008 Executive Incentive Plan for 1.3 million replacement stock options with a lower exercise price and different service and performance conditions. We accounted for the exchange program as a modification of the existing awards under ASC 718 and will recognize incremental compensation expense of approximately $1.0 million over the service period of the new awards.

Additionally, we recorded compensation expense of $6.0 million in Corporate related to shares tendered by Mark P. Mays to CCMH on August 23, 2010 for purchase at $36.00 per share pursuant to a put option included in his amended employment agreement.

Liquidity and Capital Resources

Cash Flows

The following discussion highlights cash flow activities during the years ended December 31, 2012, 2011 and 2010.

(In thousands)	Years Ended December 31,
	2012	2011	2010
Cash provided by (used for):
Operating activities	$488,698	$373,958	$582,373
Investing activities	$(397,021)	$(368,086)	$(240,197)
Financing activities	$(95,349)	$(698,116)	$(305,244)

Operating Activities

2012

The $114.7 million increase in cash flows from operations to $488.7 million in 2012 compared to $374.0 million in 2011 was primarily driven by changes in working capital. Our consolidated net loss, adjusted for $877.1 million of non-cash items, provided positive cash flows of $465.9 million in 2012.  Cash paid for interest was $120.6 million higher during 2012 compared to the prior year. Cash provided by operations in 2012 compared to 2011 also reflected lower variable compensation payments in 2012 associated with our employee incentive programs based on 2011 operating performance compared to such payments made in 2011 based on 2010 performance.

Non-cash items affecting our net loss include impairment charges, depreciation and amortization, deferred taxes, provision for doubtful accounts, gain on disposal of operating and fixed assets, loss on extinguishment of debt, loss on marketable securities, share-based compensation, equity in earnings of nonconsolidated affiliates, amortization of deferred financing charges and note discounts – net and other reconciling items – net as presented on the face of the statement of cash flows.

2011

The decrease in cash flows from operations in 2011 compared to 2010 was primarily driven by changes in working capital partially offset by improved profitability, including a 5% increase in revenue.  Our consolidated net loss of $268.0 million, adjusted for $832.2 million of non-cash items, provided positive cash flows of $564.1 million in 2011.  Cash generated by higher operating income in 2011 compared to 2010 was offset by the decrease in accrued expenses in 2011 as a result of higher variable compensation payments in 2011 associated with our employee incentive programs based on 2010 operating performance.  In addition, in 2010 we received $132.3 million in U.S. Federal income tax refunds that increased cash flow from operations in 2010.

Non-cash items affecting our net loss include impairment charges, depreciation and amortization, deferred taxes, provision for doubtful accounts, gain on disposal of operating and fixed assets, loss on extinguishment of debt, loss on marketable securities, share-based compensation, equity in earnings of nonconsolidated affiliates, amortization of deferred financing charges and note discounts – net and other reconciling items – net as presented on the face of the statement of cash flows.

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

Non-cash items affecting our net loss include impairment charges, depreciation and amortization, deferred taxes, provision for doubtful accounts, gain on disposal of operating and fixed assets, loss on extinguishment of debt, loss on marketable securities, share-based compensation, equity in earnings of nonconsolidated affiliates, amortization of deferred financing charges and note discounts – net and other reconciling items – net as presented on the face of the statement of cash flows.

Investing Activities

2012

Cash used for investing activities of $397.0 million during 2012 reflected capital expenditures of $390.3 million. We spent $65.8 million for capital expenditures in our CCME segment, $117.6 million in our Americas outdoor segment primarily related to the installation of new digital displays, $150.1 million in our International outdoor segment primarily related to new billboard, street furniture and mall contracts and renewals of existing contracts, $17.4 million in our Other segment related to our national representation business, and $39.2 million by Corporate. Partially offsetting cash used for investing activities were $59.7 million of proceeds from the divestiture of our international neon business and the sales of other operating assets.

2011

Cash used for investing activities during 2011 primarily reflected capital expenditures of $362.3 million. We spent $50.2 million for capital expenditures in our CCME segment, $120.8 million in our Americas outdoor segment primarily related to the construction of new digital displays, $166.0 million in our International outdoor segment primarily related to new billboard and street furniture contracts and renewals of existing contracts, and $19.5 million by Corporate. Cash paid for purchases of businesses primarily related to our traffic acquisition and the cloud-based music technology business we purchased during 2011. In addition, we received proceeds of $54.3 million primarily related to the sale of radio stations, a tower and other assets in our CCME, Americas outdoor, and International outdoor segments.

2010

Cash used for investing activities during 2010 primarily reflected capital expenditures of $241.5 million.  We spent $27.8 million for capital expenditures in our CCME segment, $92.2 million in our Americas outdoor segment primarily related to the construction of new digital displays, $103.0 million in our International outdoor segment primarily related to new billboard and street furniture contracts and renewals of existing contracts, and $10.7 million by Corporate.  In addition, we acquired representation contracts for $14.1 million and received proceeds of $28.6 million primarily related to the sale of radio stations, assets in our Americas outdoor and International outdoor segments and representation contracts.

Financing Activities

2012

Cash used for financing activities of $95.3 million during 2012 primarily reflected (i) the issuance of $2.2 billion of the CCWH Subordinated Notes by CCWH and the use of proceeds distributed to us in connection with the CCOH Dividend, in addition to cash on hand, to repay $2.1 billion of indebtedness under our senior secured credit facilities, (ii) the issuance by CCWH of $2.7 billion aggregate principal amount of the CCWH Senior Notes due 2022 and the use of the proceeds to fund the tender offer for and redemption of the Existing CCWH Senior Notes due 2017, (iii) the repayment of our 5.0% senior notes at maturity for $249.9 million (net of $50.1 million principal amount held by and repaid to one of our subsidiaries with respect to notes repurchased and held by such entity), using a portion of the proceeds from the June 2011 issuance of $750.0 million aggregate principal amount of 9.0% priority guarantee notes due 2021 (the “Additional Priority Guarantee Notes due 2021”), by us along with available cash on hand and (iv) the exchange of $2.0 billion aggregate principal amount of term loans under our senior secured credit facilities for $2.0 billion aggregate principal amount of newly issued 9.0% priority guarantee notes due 2019. Our financing activities also reflect a $244.7 million reduction in noncontrolling interest as a result of the CCOH Dividend paid in connection with the CCWH Subordinated Notes issuance, which represents the portion paid to parties other than our subsidiaries that own CCOH common stock.

2011

Cash used for financing activities during 2011 primarily reflected the issuance in February 2011 of $1.0 billion aggregate principal amount of 9.0% priority guarantee notes due 2021 (the “Initial Priority Guarantee Notes due 2021”) and the June 2011 issuance of Additional Priority Guarantee Notes due 2021, and the use of proceeds from the Initial Priority Guarantee Notes due 2021 offering, as well as cash on hand, to prepay $500.0 million of our senior secured credit facilities and repay at maturity our 6.25% senior notes that matured in 2011 as discussed in the “Refinancing Transactions” section within this MD&A. We also repaid all outstanding amounts under our receivables based facility prior to, and in connection with, the Additional Priority Guarantee Notes due 2021 offering. Cash used for financing activities also included the $95.0 million of pre-existing, intercompany debt owed repaid immediately after the closing of the traffic acquisition. Additionally, we repaid our 4.4% notes at maturity in May 2011 for $140.2 million, plus accrued interest, with available cash on hand, and repaid $500.0 million of our revolving credit facility on June 27, 2011. Additionally, CC Finco repurchased $80.0 million aggregate principal amount of our 5.5% senior notes for $57.1 million, including accrued interest, as discussed in the “Debt Repurchases, Maturities and Other” section within this MD&A.

2010

During 2010, CC Investments, Inc. repurchased $185.2 million aggregate principal amount of our senior toggle notes for $125.0 million as discussed in the “Debt Repurchases, Maturities and Other” section within this MD&A.  We repaid our remaining 7.65% senior notes upon maturity for $138.8 million with proceeds from our delayed draw term loan facility that was specifically designated for this purpose.  In addition, we repaid our remaining 4.5% senior notes upon maturity for $240.0 million with available cash on hand.

Anticipated Cash Requirements

Our primary source of liquidity is cash on hand, cash flow from operations and borrowing capacity under our receivables based credit facility, subject to certain limitations contained in our material financing agreements. We have a large amount of indebtedness, and a substantial portion of our cash flows are used to service debt.  At December 31, 2012, we had $1.2 billion of cash on our balance sheet, with $562.0 million held by our subsidiary, CCOH, and its subsidiaries.  We have debt maturities totaling $381.7 million and $1.3 billion in 2013 and 2014, respectively.

Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flows from operations and borrowing capacity under our receivables based credit facility will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months.  No assurance can be given, however, that this will be the case.

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

We expect to be in compliance with the covenants contained in our material financing agreements in 2013, including the maximum consolidated senior secured net debt to consolidated EBITDA limitation contained in our senior secured credit facilities. We believe our long-term plans, which include promoting spending in our industries and capitalizing on our diverse geographic and product opportunities, including the continued investment in our media and entertainment initiatives and continued deployment of digital displays, will enable us to continue generating cash flows from operations sufficient to meet our liquidity and funding requirements long term. However, our anticipated results are subject to significant uncertainty and there can be no assurance that we will be able to maintain compliance with these covenants. In addition, our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any covenants set forth in our financing agreements would result in a default thereunder. An event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, the lenders under the receivables based credit facility under our senior secured credit facilities would have the option to terminate their commitments to make further extensions of credit thereunder. If we are unable to repay our obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility. In addition, a default or acceleration under any of our material financing agreements could cause a default under other of our obligations that are subject to cross-default and cross-acceleration provisions. The threshold amount for a cross-default under the senior secured credit facilities is $100.0 million.

Sources of Capital

As of December 31, 2012 and 2011, we had the following debt outstanding, net of cash and cash equivalents:

	December 31,
(In millions)	2012	2011
Senior Secured Credit Facilities:
Term Loan A Facility	$846.9	$1,087.1
Term Loan B Facility	7,714.9	8,735.9
Term Loan C - Asset Sale Facility	513.7	670.8
Revolving Credit Facility (1)	-	1,325.6
Delayed Draw Term Loan Facilities	-	976.8
Receivables Based Facility (2)	-	-
Priority Guarantee Notes due 2019	1,999.8	-
Priority Guarantee Notes due 2021	1,750.0	1,750.0
Other Secured Subsidiary Debt	25.5	30.9
Total Secured Debt	12,850.8	14,577.1

Senior Cash Pay Notes	796.3	796.3
Senior Toggle Notes	829.8	829.8
Clear Channel Senior Notes	1,748.6	1,998.4
Subsidiary Senior Notes due 2017	-	2,500.0
Subsidiary Senior Notes due 2022	2,725.0	-
Subsidiary Senior Subordinated Notes	2,200.0	-
Other Subsidiary Debt	5.6	19.9
Purchase accounting adjustments and
original issue discount	(409.0)	(514.3)
Total Debt	20,747.1	20,207.2
Less: Cash and cash equivalents	1,225.0	1,228.7
	$19,522.1	$18,978.5

(1)     We had permanently paid down and terminated our revolving credit facility as of December 31, 2012.

(2)     As of December 31, 2012, we had available under our receivables based facility an amount equal to the lesser of $535 million (the revolving credit commitment) or the borrowing base amount, as defined under the receivables based facility and subject to certain limitations contained in our material financing agreements.

We and our subsidiaries have from time to time repurchased certain of our debt obligations and equity securities of CCMH and CCOH, and we may in the future, as part of various financing and investment strategies, purchase additional outstanding indebtedness of ours or our subsidiaries or outstanding equity securities of CCMH or CCOH, in tender offers, open market purchases, privately negotiated transactions or otherwise.  We may also sell certain assets or properties and use the proceeds to reduce our indebtedness. These purchases or sales, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations. These transactions could also require or result in amendments to the agreements governing outstanding debt obligations or changes in our leverage or other financial ratios, which could have a material positive or negative impact on our ability to comply with the covenants contained in our debt agreements. These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Senior Secured Credit Facilities

As of December 31, 2012, we had a total of $9,075.5 million outstanding under our senior secured credit facilities, consisting of:

•    an $846.9 million term loan A facility which matures in July 2014;

•    a $7,714.9 million term loan B facility which matures in January 2016; and

•    a $513.7 million term loan C—asset sale facility, subject to reduction as described below, which matures in January 2016.

We may raise incremental term loans of up to (a) $1.5 billion, plus (b) the excess, if any, of (x) 0.65 times pro forma consolidated EBITDA (as calculated in the manner provided in the senior secured credit facilities documentation), over (y) $1.5 billion, plus (c) the aggregate amount of certain principal prepayments made in respect of the term loans under the senior secured credit facilities. Availability of such incremental term loans is subject, among other things, to the absence of any default, pro forma compliance with the financial covenant and the receipt of commitments by existing or additional financial institutions.

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

The margin percentages applicable to the term loan facilities are the following percentages per annum:

•    with respect to loans under the term loan A facility, (i) 2.40% in the case of base rate loans and (ii) 3.40% in the case of Eurocurrency rate loans; and

•    with respect to loans under the term loan B facility and term loan C - asset sale facility, (i) 2.65%, in the case of base rate loans and (ii) 3.65%, in the case of Eurocurrency rate loans.

The margin percentages are subject to adjustment based upon our leverage ratio.

Prepayments

The senior secured credit facilities require us to prepay outstanding term loans, subject to certain exceptions, with:

•    50% (which percentage may be reduced to 25% and to 0% based upon our leverage ratio) of our annual excess cash flow (as calculated in accordance with our senior secured credit facilities), less any voluntary prepayments of term loans and subject to customary credits;

•    100% of the net cash proceeds of sales or other dispositions of specified assets being marketed for sale (including casualty and condemnation events), subject to certain exceptions;

•    100% (which percentage may be reduced to 75% and 50% based upon our leverage ratio) of the net cash proceeds of sales or other dispositions by us or our wholly owned restricted subsidiaries of assets other than specified assets being marketed for sale, subject to reinvestment rights and certain other exceptions;

•    100% of the net cash proceeds of (i) any incurrence of certain debt, other than debt permitted under our senior secured credit facilities, (ii) certain securitization financing, (iii) certain issuances of Permitted Additional Notes (as defined in the senior secured credit facilities) and (iv) certain issuances of Permitted Unsecured Notes and Permitted Senior Secured Notes (as defined in the senior secured credit facilities); and

•    Net Cash Proceeds received by us as dividends or distributions from indebtedness incurred at CCOH provided that the Consolidated Leverage Ratio of CCOH is no greater than 7.00 to 1.00.

The foregoing prepayments with the net cash proceeds of any incurrence of certain debt, other than debt permitted under our senior secured credit facilities, certain securitization financing, issuances of Permitted Additional Notes and annual excess cash flow will be applied, at our option, to the term loans (on a pro rata basis, other than that non-extended classes of term loans may be prepaid prior to any corresponding extended class), in each case (i) first to the term loans other than the term loan C—asset sale facility loans (on a pro rata basis) and (ii) second to the term loan C—asset sale facility loans, in each case to the remaining installments thereof in direct order of maturity. The foregoing prepayments with net cash proceeds of issuances of Permitted Unsecured Notes and Permitted Senior Secured Notes and Net Cash Proceeds received by us as a distribution from indebtedness incurred by CCOH will be applied (i) to the term loan A in a manner determined by us, and (ii) to the term loans (on a pro rata basis), in each case to the remaining installments thereof in direct order of maturity. The foregoing prepayments with the net cash proceeds of the sale of assets (including casualty and condemnation events) will be applied (i) first to the term loan C—asset sale facility loans and (ii) second to the other term loans (on a pro rata basis), in each case to the remaining installments thereof in direct order of maturity.

We may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency rate loans.

On October 31, 2012, we repaid and permanently cancelled the commitments under our revolving credit facility, which was set to mature July 2014.

Amortization of Term Loans

We are required to repay the loans under the term loan facilities, after giving effect to (i) the December 2009 prepayment of $2.0 billion of term loans with proceeds from the issuance of CCWH’s Existing Senior Notes, (ii) the February 2011 prepayment of $500.0 million of revolving credit facility and term loans with the proceeds of the February 2011 Offering, (iii) the first quarter of 2012 $1.9 billion prepayment from CCOH dividend proceeds discussed elsewhere in this MD&A, (iv) the October 2012 refinancing transaction discussed elsewhere in this MD&A, and (v) the November 2012 $215.0 million prepayment of term loan A discussed elsewhere in this MD&A, as follows:

(In millions)	Tranche A Term	Tranche B Term	Tranche C Term
	Loan	Loan	Loan
Year	Amortization*	Amortization**	Amortization**

2013	-	-	$2.8
2014	$846.9	-	$7.0
2015	-	-	$3.4
2016	-	$7,714.9	$500.5
2017	-	-	-
Total	$846.9	$7,714.9	$513.7

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

Certain Covenants and Events of Default

The senior secured credit facilities require us to comply on a quarterly basis with a financial covenant limiting the ratio of consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA for the preceding four quarters.  Our secured debt consists of the senior secured credit facilities, the receivables-based credit facility, the priority guarantee notes and certain other secured subsidiary debt.  Our consolidated EBITDA for the preceding four quarters of $2.0 billion is calculated as operating income (loss) before depreciation, amortization, impairment charges and other operating income (expense) – net,  plus  non-cash compensation, and is further adjusted for the following items: (i) an increase of $80.2 million related to costs incurred in connection with the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; (ii) an increase of $51.0 million for non-recurring or unusual gains or losses; (iii) an increase of $45.5 million for non-cash items; (iv) an increase of $18.5 million for various other items; and (v) an increase of $20.1 million for cash received from nonconsolidated affiliates.  The maximum ratio under this financial covenant is currently set at 9.5:1 and reduces to 9.25:1, 9:1 and 8.75:1 for the quarters ended June 30, 2013, December 31, 2013 and December 31, 2014, respectively.  At December 31, 2012, our ratio was 5.9:1.

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

Amendments

On October 25, 2012, we amended the terms of our senior secured credit facilities (the “Amendments”).  The Amendments, among other things: (i) permit exchange offers of term loans for new debt securities in an aggregate principal amount of up to $5.0 billion (including the $2.0 billion exchanged in the October 2012 refinancing transaction described elsewhere in this MD&A); (ii) provide us with greater flexibility to prepay tranche A term loans; (iii) following the repayment or extension of all tranche A term loans, permit below par non-pro rata purchases of term loans pursuant to customary Dutch auction procedures whereby all lenders of the class of term loans offered to be purchased will be offered an opportunity to participate; (iv) following the repayment or extension of all tranche A term loans, permits the repurchase of junior debt maturing before January 2016 with cash on hand in an amount not to exceed $200 million; (v) combine the term loan B, the delayed draw term loan 1 and the delayed draw term loan 2 under the senior secured credit facilities; (vi) preserve revolving credit facility capacity in the event we repay all amounts outstanding under the revolving credit facility; and (vii) eliminate certain restrictions on the ability of CCOH and its subsidiaries to incur debt.  On October 31, 2012, we repaid and permanently cancelled the commitments under our revolving credit facility, which was set to mature July 2014.

Receivables Based Credit Facility

As of December 31, 2012, we had no borrowings outstanding under our receivables based credit facility. On June 8, 2011, we made a voluntary paydown of all amounts outstanding under this facility using cash on hand. Our voluntary paydown did not reduce our commitments under this facility and we may reborrow under this facility at any time.  The agreement was amended and restated on December 24, 2012.

The receivables based credit facility provides revolving credit commitments of $535.0 million, subject to a borrowing base. The borrowing base at any time equals 90% of our and certain of our subsidiaries’ eligible accounts receivable. The receivables based credit facility includes a letter of credit sub-facility and a swingline loan sub-facility.

We and certain subsidiary borrowers are the borrowers under the receivables based credit facility. We have the ability to designate one or more of our restricted subsidiaries as borrowers under the receivables based credit facility. The receivables based credit facility loans and letters of credit are available in U.S. dollars.

Interest Rate and Fees

Borrowings under the receivables based credit facility bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) a base rate determined by reference to the highest of (a) the prime rate of Citibank, N.A. and (b) the Federal Funds rate plus 0.50% or (2) a Eurocurrency rate determined by reference to the rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) for Eurodollar deposits for the interest period relevant to such borrowing. The initial applicable margin for borrowings under the receivables based credit facility is 1.75% with respect to Eurocurrency borrowings and 0.75% with respect to base-rate borrowings. The applicable margin for borrowings under the receivables based credit facility ranges from 1.50% to 2.00% for Eurocurrency borrowings and from 0.50% to 1.00% for base-rate borrowings, depending on average excess availability under the receivables based credit facility during the prior fiscal quarter.

In addition to paying interest on outstanding principal under the receivables based credit facility, we are required to pay a commitment fee to the lenders under the receivables based credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.375% per annum. The commitment fee rate will be reduced to 0.25% per annum at any time when the average daily unused commitments for the prior quarter is less than 50% of total commitments. We must also pay customary letter of credit fees.

Maturity

Borrowings under the receivables based credit facility will mature, and lending commitments thereunder will terminate, on the fifth anniversary of the effectiveness of the receivables based credit facility (December 24, 2017), provided that, (a) the maturity date will be October 31, 2015 if on October 30, 2015, greater than $500.0 million in aggregate principal amount is owing under certain of our term loan credit facilities, (b) the maturity date will be May 3, 2016 if on May 2, 2016 greater than $500.0 million aggregate principal amount of our 10.75% senior cash pay notes due 2016 and 11.00%/11.75% senior toggle notes due 2016 are outstanding and (c) in the case of any debt under clauses (a) and (b) that is amended or refinanced in any manner that extends the maturity date of such debt to a date that is on or before the date that is five years after the effectiveness of the receivables based credit facility, the maturity date will be one day prior to the maturity date of such debt after giving effect to such amendment or refinancing if greater than $500,000,000 in aggregate principal amount of such debt is outstanding.

Prepayments

If at any time the sum of the outstanding amounts under the receivables based credit facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitments under the facility, we will be required to repay outstanding loans and cash collateralize letters of credit in an aggregate amount equal to such excess. We may voluntarily repay outstanding loans under the receivables based credit facility at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency rate loans. Any voluntary prepayments we make will not reduce our commitments under the receivables based credit facility.

Guarantees and Security

The facility is guaranteed by, subject to certain exceptions, the guarantors of our senior secured credit facilities. All obligations under the receivables based credit facility, and the guarantees of those obligations, are secured by a perfected security interest in all of our and all of the guarantors’ accounts receivable and related assets and proceeds thereof that is senior to the security interest of our senior secured credit facilities in such accounts receivable and related assets and proceeds thereof, subject to permitted liens, including prior liens permitted by the indenture governing certain of our senior notes (the “legacy notes”), and certain exceptions.

Certain Covenants and Events of Default

If borrowing availability is less than the greater of (a) $50.0 million and (b) 10% of the aggregate commitments under the receivables based credit facility, in each case, for five consecutive business days (a “Liquidity Event”), we will be required to comply with a minimum fixed charge coverage ratio of at least 1.00 to 1.00 for fiscal quarters ending on or after the occurrence of the Liquidity Event, and will be continued to comply with this minimum fixed charge coverage ratio until borrowing availability exceeds the greater of (x) $50.0 million and (y) 10% of the aggregate commitments under the receivables based credit facility, in each case, for 30 consecutive calendar days, at which time the Liquidity Event shall no longer be deemed to be occurring. In addition, the receivables based credit facility includes negative covenants that, subject to significant exceptions, limit our ability and the ability of our restricted subsidiaries to, among other things:

•    incur additional indebtedness;

•    create liens on assets;

•    engage in mergers, consolidations, liquidations and dissolutions;

•    sell assets;

•    pay dividends and distributions or repurchase capital stock;

•    make investments, loans, or advances;

•    prepay certain junior indebtedness;

•    engage in certain transactions with affiliates;

•    amend material agreements governing certain junior indebtedness; and

•    change our lines of business.

The receivables based credit facility includes certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments and a change of control. If an event of default occurs, the lenders under the receivables based credit facility will be entitled to take various actions, including the acceleration of all amounts due under the receivables based credit facility and all actions permitted to be taken by a secured creditor.

Priority Guarantee Notes due 2021

As of December 31, 2012, we had outstanding $1.75 billion aggregate principal amount of 9.0% priority guarantee notes due 2021 (the “Priority Guarantee Notes due 2021”).

The Priority Guarantee Notes due 2021 mature on March 1, 2021 and bear interest at a rate of 9.0% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2011. The Priority Guarantee Notes due 2021 are our senior obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the guarantors named in the indenture. The Priority Guarantee Notes due 2021 and the guarantors’ obligations under the guarantees are secured by (i) a lien on (a) our capital stock and (b) certain property and related assets that do not constitute “principal property” (as defined in the indenture governing our senior notes), in each case equal in priority to the liens securing the obligations under our senior secured credit facilities and our 9.0% priority guarantee notes due 2019, subject to certain exceptions, and (ii) a lien on the accounts receivable and related assets securing our receivables based credit facility junior in priority to the lien securing our obligations thereunder, subject to certain exceptions.

We may redeem the Priority Guarantee Notes due 2021 at our option, in whole or part, at any time prior to March 1, 2016, at a price equal to 100% of the principal amount of the Priority Guarantee Notes due 2021 redeemed, plus accrued and unpaid interest to the redemption date and plus an applicable premium. We may redeem the Priority Guarantee Notes due 2021, in whole or in part, on or after March 1, 2016, at the redemption prices set forth in the indenture plus accrued and unpaid interest to the redemption date.  At any time on or before March 1, 2014, we may elect to redeem up to 40% of the aggregate principal amount of the Priority Guarantee Notes due 2021 at a redemption price equal to 109.0% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings.

The indenture governing the Priority Guarantee Notes due 2021 contains covenants that limit our ability and the ability of our restricted subsidiaries to, among other things: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) modify any of our existing senior notes; (iv) transfer or sell assets; (v) engage in certain transactions with affiliates; (vi) create restrictions on dividends or other payments by the restricted subsidiaries; and (vii) merge, consolidate or sell substantially all of our assets. The indenture contains covenants that limit Clear Channel Capital I,

LLC’s and our ability and the ability of our restricted subsidiaries to, among other things: (i) create liens on assets and (ii) materially impair the value of the security interests taken with respect to the collateral for the benefit of the notes collateral agent and the holders of the Priority Guarantee Notes due 2021. The indenture also provides for customary events of default.

Priority Guarantee Notes due 2019

As of December 31, 2012, we had outstanding $2.0 billion aggregate principal amount of 9.0% priority guarantee notes due 2019 (the “Priority Guarantee Notes due 2019”).

The Priority Guarantee Notes due 2019 mature on December 15, 2019 and bear interest at a rate of 9.0% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2013. The Priority Guarantee Notes due 2019 are our senior obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the guarantors named in the indenture. The Priority Guarantee Notes due 2019 and the guarantors’ obligations under the guarantees are secured by (i) a lien on (a) our capital stock and (b) certain property and related assets that do not constitute “principal property” (as defined in the indenture governing our senior notes), in each case equal in priority to the liens securing the obligations under our senior secured credit facilities and the Priority Guarantee Notes due 2021, subject to certain exceptions, and (ii) a lien on the accounts receivable and related assets securing our receivables based credit facility junior in priority to the lien securing our obligations thereunder, subject to certain exceptions.  In addition to the collateral granted to secure the Priority Guarantee Notes due 2019, the collateral agent and the trustee for the Priority Guarantee Notes due 2019 entered into an agreement with the administrative agent for the lenders under the senior secured credit facilities to turn over to the trustee under the Priority Guarantee Notes due 2019, for the benefit of the holders of the Priority Guarantee Notes due 2019, a pro rata share of any recovery received on account of the principal properties, subject to certain terms and conditions.

We may redeem the Priority Guarantee Notes due 2019 at our option, in whole or part, at any time prior to July 15, 2015, at a price equal to 100% of the principal amount of the Priority Guarantee Notes due 2019 redeemed, plus accrued and unpaid interest to the redemption date and plus an applicable premium. We may redeem the Priority Guarantee Notes due 2019, in whole or in part, on or after July 15, 2015, at the redemption prices set forth in the indenture plus accrued and unpaid interest to the redemption date.  At any time on or before July 15, 2015, we may elect to redeem up to 40% of the aggregate principal amount of the Priority Guarantee Notes due 2019 at a redemption price equal to 109.0% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings.

The indenture governing the Priority Guarantee Notes due 2019 contains covenants that limit our ability and the ability of our restricted subsidiaries to, among other things: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) modify any of our existing senior notes; (iv) transfer or sell assets; (v) engage in certain transactions with affiliates; (vi) create restrictions on dividends or other payments by the restricted subsidiaries; and (vii) merge, consolidate or sell substantially all of our assets. The indenture contains covenants that limit Clear Channel Capital I, LLC’s and our ability and the ability of our restricted subsidiaries to, among other things: (i) create liens on assets and (ii) materially impair the value of the security interests taken with respect to the collateral for the benefit of the notes collateral agent and the holders of the Priority Guarantee Notes due 2019. The indenture also provides for customary events of default.

Senior Cash Pay Notes and Senior Toggle Notes

As of December 31, 2012, we had outstanding $796.3 million aggregate principal amount of 10.75% senior cash pay notes due 2016 and $829.8 million aggregate principal amount of 11.00%/11.75% senior toggle notes due 2016.

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

Prior to August 1, 2012, we were able to redeem some or all of the senior cash pay notes and senior toggle notes at a price equal to 100% of the principal amount of such notes plus accrued and unpaid interest thereon to the redemption date and an applicable premium, as described in the indenture governing such notes.  Since August 1, 2012, we may redeem some or all of the senior cash pay notes and senior toggle notes at any time at the redemption prices set forth in the indenture governing such notes. If we undergo a change of control, sell certain of our assets, or issue certain debt, we may be required to offer to purchase the senior cash pay notes and senior toggle notes from holders.

The senior cash pay notes and senior toggle notes are senior unsecured debt and rank equal in right of payment with all of our existing and future senior debt. Guarantors of obligations under the senior secured credit facilities, the receivables based credit facility, the Priority Guarantee Notes due 2021 and the Priority Guarantee Notes due 2019 guarantee the senior cash pay notes and senior toggle notes with unconditional guarantees that are unsecured and equal in right of payment to all existing and future senior debt of such guarantors, except that the guarantees are subordinated in right of payment only to the guarantees of obligations under the senior secured credit facilities, the receivables based credit facility, the Priority Guarantee Notes due 2021 and the Priority Guarantee Notes due 2019 to the extent of the value of the assets securing such indebtedness. In addition, the senior cash pay notes and senior toggle notes and the guarantees are structurally senior to our senior notes and existing and future debt to the extent that such debt is not guaranteed by the guarantors of the senior cash pay notes and senior toggle notes. The senior cash pay notes and senior toggle notes and the guarantees are effectively subordinated to our existing and future secured debt and that of the guarantors to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all obligations of subsidiaries that do not guarantee the senior cash pay notes and senior toggle notes.

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

Clear Channel Senior Notes

As of December 31, 2012, our senior notes represented approximately $1.7 billion of aggregate principal amount of indebtedness outstanding.

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

CCWH Senior Notes

During the fourth quarter of 2012, CCWH issued the CCWH Senior Notes, which consisted of $735.8 million aggregate principal amount of Series A CCWH Senior Notes and $1,989.25 million aggregate principal amount of Series B CCWH Senior Notes.  The CCWH Senior Notes are guaranteed by CCOH, Clear Channel Outdoor, Inc. (“CCOI”) and certain of CCOH’s direct and indirect subsidiaries. The proceeds from the issuance of the CCWH Senior Notes were used to fund the repurchase of the Existing CCWH Senior Notes.

We capitalized $30.0 million in fees and expenses associated with the CCWH Senior Notes offering and an original issue discount of $7.4 million.  We are amortizing the capitalized fees and discount through interest expense over the life of the CCWH Senior Notes.

The CCWH Senior Notes are senior obligations that rank pari passu in right of payment to all unsubordinated indebtedness of CCWH and the guarantees of the CCWH Senior Notes rank pari passu in right of payment to all unsubordinated indebtedness of the guarantors.  Interest on the CCWH Senior Notes is payable to the trustee weekly in arrears and to the noteholders on May 15 and November 15 of each year, beginning on May 15, 2013.

At any time prior to November 15, 2017, CCWH may redeem the CCWH Senior Notes, in whole or in part, at a price equal to 100% of the principal amount of the CCWH Senior Notes plus a “make-whole” premium, together with accrued and unpaid interest, if any, to the redemption date. CCWH may redeem the CCWH Senior Notes, in whole or in part, on or after November 15, 2017, at the redemption prices set forth in the applicable indenture governing the CCWH Senior Notes plus accrued and unpaid interest to the redemption date. At any time on or before November 15, 2015, CCWH may elect to redeem up to 40% of the then outstanding aggregate principal amount of the CCWH Senior Notes at a redemption price equal to 106.500% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings, subject to certain restrictions. Notwithstanding the foregoing, neither CCOH nor any of its subsidiaries is permitted to make any purchase of, or otherwise effectively cancel or retire any Series A CCWH Senior Notes or Series B CCWH Senior Notes if, after giving effect thereto and, if applicable, any concurrent purchase of or other addition with respect to any Series B CCWH Senior Notes or Series A CCWH Senior Notes, as applicable, the ratio of (a) the outstanding aggregate principal amount of the Series A CCWH Senior Notes to (b) the outstanding aggregate principal amount of the Series B CCWH Senior Notes shall be greater than 0.25, subject to certain exceptions.

The indenture governing the Series A CCWH Senior Notes contains covenants that limit CCOH and its restricted subsidiaries ability to, among other things:

•         incur or guarantee additional debt to persons other than us and our subsidiaries (other than CCOH) or issue certain preferred stock;

•         create liens on its restricted subsidiaries assets to secure such debt;

•         create restrictions on the payment of dividends or other amounts to CCOH from its restricted subsidiaries that are not guarantors of the CCWH Senior Notes;

•         enter into certain transactions with affiliates;

•         merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of its assets; and

•         sell certain assets, including capital stock of its subsidiaries, to persons other than us and our subsidiaries (other than CCOH).

In addition, the indenture governing the Series A CCWH Senior Notes provides that if CCWH (i) makes an optional redemption of the Series B CCWH Senior Notes or purchases or makes an offer to purchase the Series B CCWH Senior Notes at or above 100% of the principal amount thereof, then CCWH shall apply a pro rata amount to make an optional redemption or purchase a pro rata amount of the Series A CCWH Senior Notes or (ii) makes an asset sale offer under the indenture governing the Series B CCWH Senior Notes, then CCWH shall apply a pro rata amount to make an offer to purchase a pro rata amount of Series A CCWH Senior Notes.

The indenture governing the Series A CCWH Senior Notes does not include limitations on dividends, distributions, investments or asset sales.

The indenture governing the Series B CCWH Senior Notes contains covenants that limit CCOH and its restricted subsidiaries ability to, among other things:

•         incur or guarantee additional debt or issue certain preferred stock;

•         redeem, repurchase or retire CCOH’s subordinated debt;

•         make certain investments;

•         create liens on its or its restricted subsidiaries’ assets to secure debt;

•         create restrictions on the payment of dividends or other amounts to it from its restricted subsidiaries that are not guarantors of the CCWH Senior Notes;

•         enter into certain transactions with affiliates;

•         merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of its assets;

•         sell certain assets, including capital stock of its subsidiaries;

•         designate its subsidiaries as unrestricted subsidiaries; and

•         pay dividends, redeem or repurchase capital stock or make other restricted payments.

The Series A CCWH Senior Notes indenture and Series B CCWH Senior Notes indenture restrict CCOH’s ability to incur additional indebtedness but permit CCOH to incur additional indebtedness based on an incurrence test.  In order to incur (i) additional indebtedness under this test, CCOH’s debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 7.0:1 and 5.0:1 for total debt and senior debt, respectively, and (ii) additional indebtedness that is subordinated to the CCWH Senior Notes under this test, CCOH’s debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 7.0:1 for total debt.  The indentures contain certain other exceptions that allow CCOH to incur additional indebtedness. The Series B CCWH Senior Notes indenture also permits CCOH to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if its debt to adjusted EBITDA ratios (as defined by the indentures) are lower than 7.0:1 and 5.0:1 for total debt and senior debt, respectively.  The Series A CCWH Senior Notes indenture does not limit CCOH’s ability to pay dividends.  The Series B CCWH Senior Notes indenture contains certain exceptions that allow CCOH to pay dividends, including (i) $525.0 million of dividends made pursuant to general restricted payment baskets and (ii) dividends made using proceeds received upon a demand by CCOH of amounts outstanding under the revolving promissory note issued by us to CCOH.

CCWH Senior Subordinated Notes

During the first quarter of 2012, CCWH issued the CCWH Subordinated Notes, which consisted of $275.0 million aggregate principal amount of Series A CCWH Subordinated Notes and $1,925.0 million aggregate principal amount of Series B CCWH Subordinated Notes.  Interest on the CCWH Subordinated Notes is payable to the trustee weekly in arrears and to the noteholders on March 15 and September 15 of each year, beginning on September 15, 2012.

The CCWH Subordinated Notes are CCWH’s senior subordinated obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by CCOH, CCOI and certain of CCOH’s other domestic subsidiaries.  The CCWH Subordinated Notes are unsecured senior subordinated obligations that rank junior to all of CCWH’s existing and future senior debt, including the CCWH Senior Notes, equally with any of CCWH’s existing and future senior subordinated debt and ahead of all of CCWH’s existing and future debt that expressly provides that it is subordinated to the CCWH Subordinated Notes. The guarantees of the CCWH Subordinated Notes rank junior to each guarantor’s existing and future senior debt, including the CCWH Senior Notes, equally with each guarantor’s existing and future senior subordinated debt and ahead of each guarantor’s existing and future debt that expressly provides that it is subordinated to the guarantees of the CCWH Subordinated Notes.

At any time prior to March 15, 2015, CCWH may redeem the CCWH Subordinated Notes, in whole or in part, at a price equal to 100% of the principal amount of the CCWH Subordinated Notes plus a “make-whole” premium, together with accrued and unpaid interest, if any, to the redemption date. CCWH may redeem the CCWH Subordinated Notes, in whole or in part, on or after March 15, 2015, at the redemption prices set forth in the applicable indenture governing the CCWH Subordinated Notes plus accrued and unpaid interest to the redemption date. At any time on or before March 15, 2015, CCWH may elect to redeem up to 40% of the then outstanding aggregate principal amount of the CCWH Subordinated Notes at a redemption price equal to 107.625% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings, subject to certain restrictions. Notwithstanding the foregoing, neither CCOH nor any of its subsidiaries is permitted to make any purchase of, or otherwise effectively cancel or retire any Series A CCWH Subordinated Notes or Series B CCWH Subordinated Notes if, after giving effect thereto and, if applicable, any concurrent purchase of or other addition with respect to any Series B CCWH Subordinated Notes or Series A CCWH Subordinated Notes, as applicable, the ratio of (a) the outstanding aggregate principal amount of the Series A CCWH Subordinated  Notes to (b) the outstanding aggregate principal amount of the Series B CCWH Subordinated Notes shall be greater than 0.25, subject to certain exceptions.

We capitalized $40.0 million in fees and expenses associated with the CCWH Subordinated Notes offering and are amortizing them through interest expense over the life of the CCWH Subordinated Notes.

The indenture governing the Series A CCWH Subordinated Notes contains covenants that limit CCOH and its restricted subsidiaries ability to, among other things:

•         incur or guarantee additional debt to persons other than us and our subsidiaries (other than CCOH) or issue certain preferred stock;

•         create restrictions on the payment of dividends or other amounts to CCOH from its restricted subsidiaries that are not guarantors of the notes;

•         enter into certain transactions with affiliates;

•         merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of CCOH’s assets; and

•         sell certain assets, including capital stock of CCOH’s subsidiaries, to persons other than us and our subsidiaries (other than CCOH).

In addition, the indenture governing the Series A CCWH Subordinated Notes provides that if CCWH (i) makes an optional redemption of the Series B CCWH Subordinated Notes or purchases or makes an offer to purchase the Series B CCWH Subordinated Notes at or above 100% of the principal amount thereof, then CCWH shall apply a pro rata amount to make an optional redemption or purchase a pro rata amount of the Series A CCWH Subordinated Notes or (ii) makes an asset sale offer under the indenture governing the Series B CCWH Subordinated Notes, then CCWH shall apply a pro rata amount to make an offer to purchase a pro rata amount of Series A CCWH Subordinated Notes.

The indenture governing the Series A CCWH Subordinated Notes does not include limitations on dividends, distributions, investments or asset sales.

The indenture governing the Series B CCWH Subordinated Notes contains covenants that limit CCOH and its restricted subsidiaries ability to, among other things:

•         incur or guarantee additional debt or issue certain preferred stock;

•         make certain investments;

•         create restrictions on the payment of dividends or other amounts to CCOH from its restricted subsidiaries that are not guarantors of the notes;

•         enter into certain transactions with affiliates;

•         merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of CCOH’s assets;

•         sell certain assets, including capital stock of CCOH’s subsidiaries;

•         designate CCOH’s subsidiaries as unrestricted subsidiaries; and

•         pay dividends, redeem or repurchase capital stock or make other restricted payments.

The Series A CCWH Subordinated Notes indenture and Series B CCWH Subordinated Notes indenture restrict CCOH’s ability to incur additional indebtedness but permit CCOH to incur additional indebtedness based on an incurrence test.  In order to incur additional indebtedness under this test, CCOH’s debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 7.0:1.  The indentures contain certain other exceptions that allow CCOH to incur additional indebtedness. The Series B CCWH Subordinated Notes indenture also permits CCOH to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if its debt to adjusted EBITDA ratios (as defined by the indentures) is lower than 7.0:1.  The Series A CCWH Senior Subordinated Notes indenture does not limit CCOH’s ability to pay dividends.  The Series B CCWH Subordinated Notes indenture contains certain exceptions that allow CCOH to pay dividends, including (i) $525.0 million of dividends made pursuant to general restricted payment baskets and (ii) dividends made using proceeds received upon a demand by CCOH of amounts outstanding under the revolving promissory note issued by us to CCOH.

With the proceeds of the CCWH Subordinated Notes (net of the initial purchasers’ discount of $33.0 million), CCWH loaned an aggregate amount equal to $2,167.0 million to CCOI. CCOI paid all other fees and expenses of the offering using cash on hand and, with the proceeds of the loans, distributed a special cash dividend to CCOH, which in turn distributed the CCOH Dividend on March 15, 2012 in an amount equal to $6.0832 per share to its Class A and Class B stockholders of record at the close of business on March 12, 2012, including Clear Channel Holdings, Inc. (“CC Holdings”) and CC Finco, our wholly-owned subsidiaries.  Of the $2,170.4 million CCOH Dividend, an aggregate of $1,925.7 million was distributed to CC Holdings and CC Finco, with the remaining $244.7 million distributed to other stockholders.  As a result, we recorded a reduction of $244.7 million in “Noncontrolling interest” on the consolidated balance sheet.

Refinancing Transactions

February 2011 Refinancing Transaction

In February 2011, we amended our senior secured credit facilities and our receivables based facility and issued the Initial Priority Guarantee Notes due 2021.  In June 2011, we issued the Additional Priority Guarantee Notes due 2021 at an issue price of 93.845% of the principal amount.  The Initial Priority Guarantee Notes due 2021 and the Additional Priority Guarantee Notes due 2021 have identical terms and are treated as a single class.

We capitalized $39.5 million in fees and expenses associated with the Initial Priority Guarantee Notes due 2021 offering and are amortizing them through interest expense over the life of the Initial Priority Guarantee Notes due 2021.  We capitalized an additional $7.1 million in fees and expenses associated with the offering of the Additional Priority Guarantee Notes due 2021 and are amortizing them through interest expense over the life of the Additional Priority Guarantee Notes due 2021.

We used the proceeds of the Initial Priority Guarantee Notes due 2021 offering to prepay $500.0 million of the indebtedness outstanding under our senior secured credit facilities.  The $500.0 million prepayment was allocated on a ratable basis between outstanding term loans and revolving credit commitments under our revolving credit facility.

We obtained, concurrent with the offering of the Initial Priority Guarantee Notes due 2021, amendments to our credit agreements with respect to our senior secured credit facilities and our receivables based facility (revolving credit commitments under the receivables based facility were reduced from $783.5 million to $625.0 million), which were required as a condition to complete the offering.  The amendments, among other things, permit us to request future extensions of the maturities of our senior secured credit facilities, provide us with greater flexibility in the use of our accordion capacity, provide us with greater flexibility to incur new debt, provided that the proceeds from such new debt are used to pay down senior secured credit facility indebtedness, and provide greater flexibility for CCOH and its subsidiaries to incur new debt, provided that the net proceeds distributed to us from the issuance of such new debt are used to pay down senior secured credit facility indebtedness.

Of the $703.8 million of proceeds from the issuance of the Additional Priority Guarantee Notes due 2021 ($750.0 million aggregate principal amount net of $46.2 million of discount), we used $500 million for general corporate purposes (to replenish cash on hand that we previously used to pay senior notes at maturity on March 15, 2011 and May 15, 2011) and used the remaining $203.8 million to repay at maturity a portion of our 5% senior notes that matured in March 2012.

March 2012 Refinancing Transaction

In March 2012, CCWH issued $275.0 million aggregate principal amount of the Series A CCWH Subordinated Notes and $1,925.0 million aggregate principal amount of the Series B CCWH Subordinated Notes and in connection therewith, CCOH distributed the CCOH Dividend of $6.0832 per share to its stockholders of record. Using CCOH Dividend proceeds distributed to our wholly-owned subsidiaries, together with cash on hand, we repaid $2,096.2 million of indebtedness under our senior secured credit facilities.  For a description of the CCWH Subordinated Notes, please see the “CCWH Senior Subordinated Notes” section elsewhere within this MD&A.

October 2012 Refinancing Transaction

During the fourth quarter of 2012, we exchanged $2.0 billion aggregate principal amount of term loans under our senior secured credit facilities for a like principal amount of newly issued Priority Guarantee Notes due 2019.  For a description of the Priority Guarantee Notes due 2019, see the “Priority Guarantee Notes due 2019” section elsewhere within this MD&A.  The exchange offer, which was offered to eligible existing lenders under our senior secured credit facilities, was exempt from registration under the Securities Act of 1933, as amended.  We capitalized $11.9 million in fees and expenses associated with the offering and are amortizing them through interest expense over the life of the notes.

November 2012 Refinancing Transaction

In November 2012, CCWH issued $735.75 million aggregate principal amount of the Series A CCWH Senior Notes, which were issued at an issue price of 99.0% of par, and $1,989.25 million aggregate principal amount of the Series B CCWH Senior Notes, which were issued at par.  CCWH used the net proceeds from the offering of the CCWH Senior Notes, together with cash on hand, to fund the tender offer for and redemption of the Existing CCWH Senior Notes.  For a description of the CCWH Senior Notes, please see the “CCWH Senior Notes” section elsewhere within this MD&A.

Dispositions and Other

During 2012, our International outdoor segment sold its international neon business and its outdoor advertising business in Romania, resulting in an aggregate gain of $39.7 million included in “Other operating income (expense) – net.”

During 2011, we divested and exchanged 27 radio stations for approximately $22.7 million and recorded a loss of $0.5 million in “Other operating income (expense) – net.”

During 2010, CCOH transferred its interest in its Branded Cities operations to its joint venture partner, The Ellman Companies.  We recognized a loss of $25.3 million in “Other operating income (expense) – net” related to this transfer.  In addition, during 2010, our International outdoor segment sold its outdoor advertising business in India, resulting in a loss of $3.7 million included in “Other operating income (expense) – net.” In addition, we sold three radio stations, donated one station, and recorded a gain of $1.3 million in “Other operating income (expense) – net.” We also sold representation contracts and recorded a gain of $6.2 million in “Other operating income (expense) – net.”

Uses of Capital

Debt Repurchases, Maturities and Other

During 2011 and 2010, our indirect wholly-owned subsidiaries, CC Investments and CC Finco, repurchased certain of our outstanding senior notes, senior cash pay and senior toggle notes through open market repurchases, privately negotiated transactions and tenders as shown in the table below.  These entities did not repurchase any debt during 2012.  Notes repurchased and held by CC Investments and CC Finco are eliminated in consolidation.

(In thousands)	Years Ended December 31
	2012	2011	2010
CC Investments
Principal amount of debt repurchased	$-	$-	$185,185
Deferred loan costs and other	-	-	104
Gain recorded in "Other income (expense) - net"(2)	-	-	(60,289)
Cash paid for repurchases of long-term debt	$-	$-	$125,000

CC Finco, LLC
Principal amount of debt repurchased	$-	$80,000	$-
Purchase accounting adjustments(1)	-	(20,476)	-
Gain recorded in "Other income (expense) - net"(2)	-	(4,274)	-
Cash paid for repurchases of long-term debt	$-	$55,250	$-

(1)     Represents unamortized fair value purchase accounting discounts recorded as a result of the merger.

(2)     CC Investments and CC Finco repurchased certain of our senior notes, senior cash pay notes and senior toggle notes at a discount, resulting in a gain on the extinguishment of debt.

During November 2012, CCWH repurchased $1,724.7 million aggregate principal amount of the Existing CCWH Senior Notes in a tender offer for the Existing CCWH Senior Notes.  Simultaneously with the early settlement of the tender offer, CCWH called for redemption all of the remaining $775.3 million aggregate principal amount of Existing CCWH Senior Notes that were not purchased on the early settlement date of the tender offer.  In connection with the redemption, CCWH satisfied and discharged its obligations under the Existing CCWH Senior Notes indentures by depositing with the trustee sufficient funds to pay the redemption price, plus accrued and unpaid interest on the remaining outstanding Existing CCWH Senior Notes to, but not including, the December 19, 2012 redemption date.

During October 2012, we consummated a private exchange offer of $2.0 billion aggregate principal amount of term loans under our senior secured credit facilities for a like principal amount of newly issued Priority Guarantee Notes due 2019.  The exchange offer was available only to eligible lenders under the senior secured credit facilities, and the Priority Guarantee Notes due 2019 were offered only in reliance on exemptions from registration under the Securities Act of 1933, as amended.

In connection with the issuance of the CCWH Subordinated Notes, CCOH paid the $2,170.4 million CCOH Dividend on March 15, 2012 to its Class A and Class B stockholders, consisting of $1,925.7 million distributed to CC Holdings and CC Finco and $244.7 million distributed to other stockholders. In connection with the Subordinated Notes issuance and CCOH Dividend, we repaid indebtedness under our senior secured credit facilities in an amount equal to the aggregate amount of dividend proceeds distributed to CC Holdings and CC Finco, or $1,925.7 million.  Of this amount, a prepayment of $1,918.1 million was applied to indebtedness outstanding under our revolving credit facility, thus permanently reducing the revolving credit commitments under our revolving credit facility to $10.0 million.  During the fourth quarter of 2012, the revolving credit facility was permanently paid off and terminated using available cash on hand.  The remaining $7.6 million prepayment was allocated on a pro rata basis to our term loan facilities.

In addition, on March 15, 2012, using cash on hand, we made voluntary prepayments under our senior secured credit facilities in an aggregate amount equal to $170.5 million, as follows: (i) $16.2 million under our term loan A due 2014, (ii) $129.8 million under our term loan B due 2016, (iii) $10.0 million under our term loan C due 2016 and (iv) $14.5 million under our delayed draw term loans due 2016. In connection with the prepayments on our senior secured credit facilities, we recorded a loss of $15.2 million in “Loss on extinguishment of debt” related to the accelerated expensing of loan fees.

During March 2012, we repaid our 5.0% senior notes at maturity for $249.9 million (net of $50.1 million principal amount repaid to one of our subsidiaries with respect to notes repurchased and held by such entity), plus accrued interest, using a portion of the proceeds from the June 2011 Offering of the Additional Notes, along with cash on hand.

During 2011, we repaid our 6.25% senior notes at maturity for $692.7 million (net of $57.3 million principal amount repaid to one of our subsidiaries with respect to notes repurchased and held by such entity), plus accrued interest, using a portion of the proceeds from the February 2011 Offering of the Initial Notes, along with available cash on hand. We also repaid our 4.4% senior notes at maturity for $140.2 million (net of $109.8 million principal amount repaid to one of our subsidiaries with respect to notes repurchased and held by such entity), plus accrued interest, with available cash on hand.  Prior to, and in connection with the June 2011 Offering, we repaid all amounts outstanding under our receivables based credit facility on June 8, 2011, using cash on hand. This voluntary repayment did not reduce the commitments under this facility and we may reborrow amounts under this facility at any time.  In addition, on June 27, 2011, we made a voluntary payment of $500.0 million on our revolving credit facility.  Furthermore, CC Finco repurchased $80.0 million aggregate principal amount of our outstanding 5.5% senior notes due 2014 for $57.1 million, including accrued interest, through an open market purchase.

During 2010, we repaid our remaining 7.65% senior notes upon maturity for $138.8 million, including $5.1 million of accrued interest, with proceeds from our delayed draw term loan facility that was specifically designated for this purpose.  Also during 2010, we repaid our remaining 4.5% senior notes upon maturity for $240.0 million with available cash on hand.

Capital Expenditures

Capital expenditures for the years ended December 31, 2012, 2011 and 2010 were as follows:

(In millions)	Years Ended December 31,
	2012	2011	2010
CCME	$65.8	$50.2	$27.8
Americas outdoor advertising	117.7	120.8	92.2
International outdoor advertising	150.1	166.0	103.1
Corporate and Other	56.7	25.3	18.4
Total capital expenditures	$390.3	$362.3	$241.5

Our capital expenditures are not of significant size individually and primarily relate to the ongoing deployment of digital displays and recurring maintenance in our Americas outdoor segment as well as new billboard and street furniture contracts and renewals of existing contracts in our International outdoor segment.

Dividends

We have not paid cash dividends on the shares of our common stock since the merger and our ability to pay dividends is subject to restrictions should we seek to do so in the future.  Our debt financing arrangements include restrictions on our ability to pay dividends.

Acquisitions

During 2012, we completed the acquisition of WOR-AM in New York City for $30.0 million and WFNX in Boston for $14.5 million.  These acquisitions resulted in an aggregate increase of $5.3 million to property plant and equipment, $15.2 million to intangible assets and $24.7 million to goodwill, in addition to $0.7 million of assumed liabilities.

During 2011, we completed our traffic acquisition for $24.3 million to add a complementary traffic operation to our existing traffic business. Immediately after closing, the acquired subsidiaries repaid pre-existing, intercompany debt owed in the amount of $95.0 million.  During 2011, we also acquired Brouwer & Partners, a street furniture business in Holland, for $12.5 million.

Stock Purchases

On August 9, 2010, we announced that our board of directors approved a stock purchase program under which we or our subsidiaries may purchase up to an aggregate of $100 million of the Class A common stock of CCMH and/or the Class A common stock of CCOH. The stock purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at our discretion. During 2011, CC Finco purchased 1,553,971 shares of CCOH’s Class A common stock through open market purchases for approximately $16.4 million.  During 2012, CC Finco purchased 111,291 shares of CCMH’s Class A common stock for $692,887.

Certain Relationships with the Sponsors

We are party to a management agreement with certain affiliates of Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018.  These arrangements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses.  During the years ended December 31, 2012, 2011 and 2010, we recognized management fees and reimbursable expenses of $15.9 million, $15.7 million and $17.1 million, respectively.

Commitments, Contingencies and Guarantees

We are currently involved in certain legal proceedings arising in the ordinary course of business and, as required, have accrued our estimate of the probable costs for resolution of those claims for which the occurrence of loss is probable and the amount can be reasonably estimated. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.  We are currently appealing a recent California court ruling relating to our digital display permits in the City of Los Angeles.  If we are unsuccessful in our appeal or are unable to otherwise successfully resolve our rights to these permits, we may be forced to remove some or all of our digital displays in this market, which could have a significant impact on our operations in this market. Please refer to Item 3. “Legal Proceedings” within Part I of this Annual Report on Form 10-K.

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

The scheduled maturities of our senior secured credit facilities, receivables based facility, senior cash pay and senior toggle notes, other long-term debt outstanding, and our future minimum rental commitments under non-cancelable lease agreements, minimum payments under other non-cancelable contracts, payments under employment/talent contracts, capital expenditure commitments, priority guarantee notes and other long-term obligations as of December 31, 2012 are as follows:

(In thousands)	Payments due by Period
Contractual Obligations	Total	2013	2014-2015	2016-2017	Thereafter
Long-term Debt:
Secured Debt	$12,850,786	$6,642	$873,936	$8,215,454	$3,754,754
Senior Cash Pay and Senior Toggle Notes (1)	1,626,081	57,391	17,424	1,551,266	-
Clear Channel Senior Notes	1,748,564	312,109	711,455	250,000	475,000
CCWH Senior Notes	2,200,000	-	-	-	2,200,000
CCWH Senior Subordinated Notes	2,725,000	-	-	-	2,725,000
Other Long-term Debt	5,587	5,587	-	-	-
Interest payments on long-term debt (2)	7,763,019	1,429,113	2,495,850	1,570,991	2,267,065

Non-cancelable operating leases	2,777,189	380,288	647,348	465,706	1,283,847
Non-cancelable contracts	2,370,923	561,837	891,993	466,567	450,526
Employment/talent contracts	288,305	85,762	126,687	75,856	-
Capital expenditures	146,574	80,143	46,699	18,800	932
Unrecognized tax benefits (3)	158,863	542	-	-	158,321
Other long-term obligations (4)	136,313	3,387	8,817	27,826	96,283
Total (5)	$34,797,204	$2,922,801	$5,820,209	$12,642,466	$13,411,728

(1)   On July 16, 2010, we made the election to pay interest on the senior toggle notes entirely in cash, effective for the interest period commencing August 1, 2010.  We are deemed to have made the cash interest election for future interest periods unless and until we elect otherwise. Assuming the cash interest election remains in effect for the term of the notes, we are contractually obligated to make a payment of $57.4 million on August 1, 2013.

(2)   Interest payments on the senior secured credit facilities assume the obligations are repaid in accordance with the amortization schedule provided elsewhere in this MD&A and the interest rate is held constant over the remaining term.

Interest payments on $2.5 billion of the Term Loan B facility are effectively fixed at an interest rate of 4.4%, plus applicable margins, per annum, as a result of an aggregate $2.5 billion interest rate swap agreement maturing in September 2013.  Interest expense assumes the rate is fixed through maturity of the remaining swap, at which point the rate reverts back to the floating rate in effect at December 31, 2012.

(3)   The non-current portion of the unrecognized tax benefits is included in the “Thereafter” column as we cannot reasonably estimate the timing or amounts of additional cash payments, if any, at this time.  For additional information, see Note 9 included in Item 8 of Part II of this Annual Report on Form 10-K.

(4)   Other long-term obligations consist of $56.0 million related to asset retirement obligations recorded pursuant to ASC 410-20, which assumes the underlying assets will be removed at some period over the next 50 years.  Also included are $32.2 million of contract payments in our syndicated radio and media representation businesses and $48.1 million of various other long-term obligations.

(5)   Excluded from the table is $155.8 million related to various obligations with no specific contractual commitment or maturity.

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

Equity Price Risk

The carrying value of our available-for-sale equity securities is affected by changes in their quoted market prices.  It is estimated that a 20% change in the market prices of these securities would change their carrying value and our comprehensive loss at December 31, 2012 by approximately $22.3 million.

Interest Rate Risk

A significant amount of our long-term debt bears interest at variable rates.  Accordingly, our earnings will be affected by changes in interest rates.  At December 31, 2012 we had an interest rate swap agreement with a $2.5 billion notional amount that effectively fixes interest rates on a portion of our floating rate debt at a rate of 4.4%, plus applicable margins, per annum.  The interest rate swap matures on September 30, 2013. The fair value of this agreement at December 31, 2012 was a liability of $76.9 million.  At December 31, 2012, approximately 31% of our aggregate principal amount of long-term debt, taking into consideration debt on which we have entered into a pay-fixed-rate-receive-floating-rate swap agreement, bears interest at floating rates.

Assuming the current level of borrowings and interest rate swap contracts and assuming a 30% change in LIBOR, it is estimated that our interest expense for the year ended December 31, 2012 would have changed by approximately $4.2 million.

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

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar.  Our foreign operations reported net income of approximately $72.4 million for the year ended December 31, 2012.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have increased our net loss for the year ended December 31, 2012 by approximately $7.2 million and that a 10% decrease in the value of the U.S. dollar relative to foreign currencies would have decreased our net loss by a corresponding amount.

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

New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities (ASC 210). Under the ASU, new disclosures will be required for recognized financial instruments and derivative instruments that are either offset on the balance sheet in accordance with the offsetting guidance in ASC 210-20-45 or ASC 815-10-45, or are subject to an enforceable master netting arrangement or similar agreement, regardless of whether they are offset in accordance with the offsetting guidance.  The disclosure requirements will be effective for periods beginning on or after January 1, 2013, and are to be applied retrospectively.  We do not expect the provisions of ASU 2011-11 to have a material effect on our financial position or results of operations.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU gives entities the option to first perform a qualitative assessment to determine whether the existence of events and circumstances indicate that it is more likely than not (a likelihood of more than 50%) that an indefinite-lived intangible asset is impaired. If an entity determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. However, if an entity concludes otherwise, it must calculate the fair value of the asset, compare that value with its carrying amount and record an impairment charge, if any.  The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted.  We did not early adopt the provisions of this ASU during 2012 in connection with our annual impairment test for indefinite-lived intangibles.  We do not expect the provisions of ASU 2012-02 to have a material effect on our financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We early adopted the provisions of this ASU as of October 1, 2011 with no material impact to our financial position or results of operations.  However, for our annual impairment test as of October 1, 2012, we elected to perform a quantitative assessment and applied the two-step impairment test.

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

Allowance for Doubtful Accounts

We evaluate the collectability of our accounts receivable based on a combination of factors.  In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected.  For all other customers, we recognize reserves for bad debt based on historical experience for each business unit, adjusted for relative improvements or deteriorations in the agings and changes in current economic conditions.

If our agings were to improve or deteriorate resulting in a 10% change in our allowance, we estimated that our bad debt expense for the year ended December 31, 2012 would have changed by approximately $5.6 million and our net loss for the same period would have changed by approximately $3.5 million.

Long-lived Assets

Long-lived assets, including structures and other property, plant and equipment and definite-lived intangibles, are reported at historical cost less accumulated depreciation. We estimate the useful lives for various types of advertising structures and other long-lived assets based on our historical experience and our plans regarding how we intend to use those assets. Advertising structures have different lives depending on their nature, with large format bulletins generally having longer depreciable lives and posters and other displays having shorter depreciable lives. Street furniture and transit displays are depreciated over their estimated useful lives or appropriate contractual periods, whichever is shorter. Our experience indicates that the estimated useful lives applied to our portfolio of assets have been reasonable, and we do not expect significant changes to the estimated useful lives of our long-lived assets in the future. When we determine that structures or other long-lived assets will be disposed of prior to the end of their useful lives, we estimate the revised useful lives and depreciate the assets over the revised period. We also review long-lived assets for impairment when events and circumstances indicate that depreciable and amortizable long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current fair market value.

We use various assumptions in determining the remaining useful lives of assets to be disposed of prior to the end of their useful lives and in determining the current fair market value of long-lived assets that are determined to be unrecoverable. Estimated useful lives and fair values are sensitive to factors including contractual commitments, regulatory requirements, future expected cash flows, industry growth rates and discount rates, as well as future salvage values. Our impairment loss calculations require management to apply judgment in estimating future cash flows, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.

If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results of operations

Indefinite-lived Intangible Assets

In connection with our Merger Agreement, we allocated the purchase price to all of our assets and liabilities at estimated fair values, including our FCC licenses and our billboard permits.  Indefinite-lived intangible assets, such as our FCC licenses and our billboard permits, are reviewed annually for possible impairment using the direct valuation method as prescribed in ASC 805-20-S99.  Under the direct valuation method, the estimated fair value of the indefinite-lived intangible assets was calculated at the market level as prescribed by ASC 350-30-35.Under the direct valuation method, it is assumed that rather than acquiring indefinite-lived intangible assets as a part of a going concern business, the buyer hypothetically obtains indefinite-lived intangible assets and builds a new operation with similar attributes from scratch.  Thus, the buyer incurs start-up costs during the build-up phase which are normally associated with going concern value.  Initial capital costs are deducted from the discounted cash flows model which results in value that is directly attributable to the indefinite-lived intangible assets.

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

On October 1, 2012, we performed our annual impairment test in accordance with ASC 350-30-35 and recognized aggregate impairment charges of $35.9 million related to permits in certain markets in our Americas outdoor business.

In determining the fair value of our FCC licenses, the following key assumptions were used:

▪  Market revenue growth, forecast and published by BIA Financial Network, Inc. (“BIA”), of 3.0% was used for the initial four-year period;

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

▪  Industry revenue growth forecast at 3.9% was used for the initial four-year period;

▪  3% revenue growth was assumed beyond the initial four-year period;

▪  Revenue was grown over a build-up period, reaching maturity by year 2;

▪  Operating margins gradually climb to the industry average margin of up to 51%, depending on market size, by year 3; and

▪  Assumed discount rate of 9.5%.

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

(In thousands)	Revenue	Profit	Discount
Description	Growth Rate	Margin	Rates
FCC license	$ (386,253)	$ (156,205)	$ (520,656)
Billboard permits	$ (556,800)	$ (109,500)	$ (559,600)

The estimated fair value of our FCC licenses and billboard permits at October 1, 2012 was $3.5 billion and $1.7 billion, respectively, while the carrying value was $2.4 billion and $1.1 billion, respectively.

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

On October 1, 2012, we performed our annual impairment test in accordance with ASC 350-30-35, resulting in no impairment charges. In determining the fair value of our reporting units, we used the following assumptions:

▪  Expected cash flows underlying our business plans for the periods 2013 through 2017. Our cash flow assumptions are based on detailed, multi-year forecasts performed by each of our operating segments, and reflect the advertising outlook across our businesses.

▪  Cash flows beyond 2017 are projected to grow at a perpetual growth rate, which we estimated at 2% for our CCME segment, 3% for our Americas outdoor and International outdoor segments, and approximately 4% for our Other segment.

▪  In order to risk adjust the cash flow projections in determining fair value, we utilized a discount rate of approximately 10.0% to 12.5% for each of our reporting units.

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

(In millions)	Revenue	Profit	Discount
Description	Growth Rate	Margin	Rates
CCME	$(1,200.0)	$(290.0)	$(1,140.0)
Americas Outdoor	$(610.0)	$(130.0)	$(490.0)
International Outdoor	$(340.0)	$(170.0)	$(260.0)

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

Insurance Accruals

We are currently self-insured beyond certain retention amounts for various insurance coverages, including general liability and property and casualty.  Accruals are recorded based on estimates of actual claims filed, historical payouts, existing insurance coverage and projected future development of costs related to existing claims. Our self-insured liabilities contain uncertainties because management must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of December 31, 2012.

If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material.  A 10% change in our self-insurance liabilities at December 31, 2012 would have affected our net loss by approximately $2.4 million for the year ended December 31, 2012.

Asset Retirement Obligations

ASC 410-20 requires us to estimate our obligation upon the termination or nonrenewal of a lease, to dismantle and remove our billboard structures from the leased land and to reclaim the site to its original condition.

Due to the high rate of lease renewals over a long period of time, our calculation assumes all related assets will be removed at some period over the next 50 years.  An estimate of third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site.  The interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk-adjusted credit rate for the same period.  If our assumption of the risk-adjusted credit rate used to discount current year additions to the asset retirement obligation decreased approximately 1%, our liability as of December 31, 2012 would not be materially impacted.  Similarly, if our assumption of the risk-adjusted credit rate increased approximately 1%, our liability would not be materially impacted.

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

Executive Vice President and Chief Financial Officer

/s/Scott D. Hamilton

Senior Vice President and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm
The Member Clear Channel Capital I, LLC

We have audited the accompanying consolidated balance sheets of Clear Channel Capital I, LLC and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive loss, changes in member’s deficit and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clear Channel Capital I, LLC and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP San Antonio, Texas February 19, 2013

(In thousands)	December 31,	December 31,
	2012	2011
CURRENT ASSETS
Cash and cash equivalents	$1,225,010	$1,228,682
Accounts receivable, net of allowance of $55,917 in 2012 and $63,098 in 2011	1,423,999	1,399,135
Prepaid expenses	177,590	161,317
Other current assets	167,208	196,151
Total Current Assets	2,993,807	2,985,285
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,890,693	1,950,437
Other property, plant and equipment, net	1,146,161	1,112,890
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	2,423,979	2,411,367
Indefinite-lived intangibles - permits	1,070,720	1,105,704
Other intangibles, net	1,740,792	2,017,760
Goodwill	4,216,085	4,186,718
OTHER ASSETS
Other assets	810,476	771,878
Total Assets	$16,292,713	$16,542,039
CURRENT LIABILITIES
Accounts payable	$136,318	$121,575
Accrued expenses	772,963	735,152
Accrued interest	180,572	160,361
Current portion of long-term debt	381,728	268,638
Deferred income	172,672	143,236
Other current liabilities	137,889	-
Total Current Liabilities	1,782,142	1,428,962
Long-term debt	20,365,369	19,938,531
Deferred income taxes	1,689,876	1,938,599
Other long-term liabilities	450,517	707,888
Commitments and contingent liabilities (Note 7)
MEMBER'S DEFICIT
Noncontrolling interest	303,997	521,794
Member's interest	2,135,842	2,129,575
Retained deficit	(10,281,746)	(9,857,267)
Accumulated other comprehensive loss	(153,284)	(266,043)
Total Member's Deficit	(7,995,191)	(7,471,941)
Total Liabilities and Member's Deficit	$16,292,713	$16,542,039

(In thousands)	Years Ended December 31,
	2012	2011	2010

Revenue	$6,246,884	$6,161,352	$5,865,685
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,496,550	2,504,036	2,381,647
Selling, general and administrative expenses (excludes depreciation
and amortization)	1,673,447	1,617,258	1,570,212
Corporate expenses (excludes depreciation and amortization)	288,028	227,096	284,042
Depreciation and amortization	729,285	763,306	732,869
Impairment charges	37,651	7,614	15,364
Other operating income (expense) - net	48,127	12,682	(16,710)
Operating income	1,070,050	1,054,724	864,841
Interest expense	1,549,023	1,466,246	1,533,341
Loss on marketable securities	(4,580)	(4,827)	(6,490)
Equity in earnings of nonconsolidated affiliates	18,557	26,958	5,702
Gain (loss) on extinguishment of debt	(254,723)	(1,447)	60,289
Other income (expense) - net	250	(3,169)	(13,834)
Loss before income taxes	(719,469)	(394,007)	(622,833)
Income tax benefit	308,279	125,978	159,980
Consolidated net loss	(411,190)	(268,029)	(462,853)
Less amount attributable to noncontrolling interest	13,289	34,065	16,236
Net loss attributable to the Company	$(424,479)	$(302,094)	$(479,089)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	40,242	(29,647)	26,301
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	23,103	(224)	17,187
Unrealized holding gain on cash flow derivatives	52,112	33,775	15,112
Reclassification adjustment for realized loss on securities included in net loss and other	3,180	3,787	14,750
Other comprehensive income	118,637	7,691	73,350
Comprehensive loss	(305,842)	(294,403)	(405,739)
Less amount attributable to noncontrolling interest	5,878	4,324	8,857
Comprehensive loss attributable to the Company	$(311,720)	$(298,727)	$(414,596)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS OF
CLEARCHANNEL CAPITAL I, LLC AND SUBSIDIARIES

		Controlling Interest
(In thousands, except share data)				Accumulated
	Non-			Other
	controlling	Member's	Retained	Comprehensive
	Interest	Interest	Deficit	Income (Loss)	Total
Balances at December 31, 2009	$ 455,648	$ 2,109,007	$ (9,076,084)	$ (333,309)	$ (6,844,738)
Net income (loss)	16,236	-	(479,089)	-	(462,853)
Shares issued through stock purchase agreement	-	5,000	-	-	5,000
Issuance (forfeiture) of restricted stock	792	(1,908)	-	-	(1,116)
Amortization of share-based compensation	12,046	22,200	-	-	34,246
Other	(2,659)	(5,916)	-	-	(8,575)
Other comprehensive income	8,857	-	-	64,493	73,350
Balances at December 31, 2010	$ 490,920	$ 2,128,383	$ (9,555,173)	$ (268,816)	$ (7,204,686)
Net income (loss)	34,065	-	(302,094)	-	(268,029)
Issuance (forfeiture) of restricted stock	735	(305)	-	-	430
Amortization of share-based compensation	10,705	9,962	-	-	20,667
Purchases of additional noncontrolling interest	(14,428)	(5,492)	-	(594)	(20,514)
Other	(4,527)	(2,973)	-	-	(7,500)
Other comprehensive income	4,324	-	-	3,367	7,691
Balances at December 31, 2011	$ 521,794	$ 2,129,575	$ (9,857,267)	$ (266,043)	$ (7,471,941)
Net income (loss)	13,289	-	(424,479)	-	(411,190)
Issuance (forfeiture) of restricted stock	6381	(3,290)	-	-	3,091
Amortization of share-based compensation	10,589	17,951	-	-	28,540
Purchases of additional noncontrolling interest	28	-	-	-	28
Dividend declared and paid ($6.0832/share)	(244,734)	-	-	-	(244,734)
Other	(9,228)	(8,394)	-	-	(17,622)
Other comprehensive income	5,878	-	-	112,759	118,637
Balances at December 31, 2012	$ 303,997	$ 2,135,842	$ (10,281,746)	$ (153,284)	$ (7,995,191)

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S DEFICIT OF
CLEAR CHANNEL CAPITAL I, LLC

(In thousands)	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Consolidated net loss	$(411,190)	$(268,029)	$(462,853)
Reconciling items:
Impairment charges	37,651	7,614	15,364
Depreciation and amortization	729,285	763,306	732,869
Deferred taxes	(304,611)	(143,944)	(211,180)
Provision for doubtful accounts	11,715	13,723	23,118
Amortization of deferred financing charges and note discounts, net	164,097	188,034	214,950
Share-based compensation	28,540	20,667	34,246
(Gain) loss on disposal of operating and fixed assets	(48,127)	(12,682)	16,710
Loss on marketable securities	4,580	4,827	6,490
Equity in (earnings) of nonconsolidated affiliates	(18,557)	(26,958)	(5,702)
Loss (gain) on extinguishment of debt	254,723	1,447	(60,289)
Other reconciling items – net	17,800	16,120	26,090
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) in accounts receivable	(34,238)	(7,835)	(119,860)
Decrease in Federal income taxes receivable	-	-	132,309
Increase (decrease) in accrued expenses	34,874	(127,242)	117,432
(Decrease) in accounts payable and other liabilities	(19,048)	(15,131)	(6,924)
Increase in accrued interest	20,223	39,170	87,053
Increase (decrease) in deferred income	33,482	(10,776)	796
Changes in other operating assets and liabilities	(12,501)	(68,353)	41,754
Net cash provided by operating activities	488,698	373,958	582,373
Cash flows from investing activities:
Proceeds from sale of other investments	-	6,894	1,200
Purchases of businesses	(50,116)	(46,356)	-
Purchases of property, plant and equipment	(390,280)	(362,281)	(241,464)
Proceeds from disposal of assets	59,665	54,270	28,637
Purchases of other operating assets	(14,826)	(20,995)	(16,110)
Change in other – net	(1,464)	382	(12,460)
Net cash used for investing activities	(397,021)	(368,086)	(240,197)
Cash flows from financing activities:
Draws on credit facilities	604,563	55,000	198,670
Payments on credit facilities	(1,931,419)	(960,332)	(152,595)
Proceeds from long-term debt	4,917,643	1,731,266	145,639
Payments on long-term debt	(3,346,906)	(1,398,299)	(369,372)
Repurchases of long-term debt	-	(55,250)	(125,000)
Dividends paid	(244,734)	-	-
Deferred financing charges	(83,617)	(46,659)	-
Change in other – net	(10,879)	(23,842)	(2,586)
Net cash used for financing activities	(95,349)	(698,116)	(305,244)
Net increase (decrease) in cash and cash equivalents	(3,672)	(692,244)	36,932
Cash and cash equivalents at beginning of period	1,228,682	1,920,926	1,883,994
Cash and cash equivalents at end of period	$1,225,010	$1,228,682	$1,920,926
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for interest	$1,381,396	$1,260,767	$1,235,755
Cash paid during the year for taxes	52,517	81,162	-

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

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

The Company’s reportable operating segments are Media and Entertainment (“CCME”), Americas outdoor advertising (“Americas outdoor”), and International outdoor advertising (“International outdoor”).  The CCME segment provides media and entertainment services via broadcast and digital delivery.  The Americas outdoor and International outdoor segments provide outdoor advertising services in their respective geographic regions using various digital and traditional display types. Included in the “Other” segment are the Company’s media representation business, Katz Media Group, as well as other general support services and initiatives, which are ancillary to its other businesses.

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

Certain prior period amounts have been reclassified to conform to the 2012 presentation.

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

Purchase Accounting

The Company accounts for its business combinations under the acquisition method of accounting. The total cost of an acquisition is allocated to the underlying identifiable net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.  Determining the fair value of assets acquired and liabilities assumed requires management's judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items.  Various acquisition agreements may include contingent purchase consideration based on performance requirements of the investee.  The Company accounts for these payments in conformity with the provisions of ASC 805-20-30, which establish the requirements related to recognition of certain assets and liabilities arising from contingencies.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method at rates that, in the opinion of management, are adequate to allocate the cost of such assets over their estimated useful lives, which are as follows:

              Buildings and improvements – 10 to 39 years

              Structures – 5 to 15 years

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

Other intangible assets include definite-lived intangible assets and permanent easements.  The Company’s definite-lived intangible assets include primarily transit and street furniture contracts, talent and representation contracts, customer and advertiser relationships, and site-leases, all of which are amortized over the respective lives of the agreements, or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows.  The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived intangible assets.  These assets are recorded at cost. Permanent easements are indefinite-lived intangible assets which include certain rights to use real property not owned by the Company.

The Company tests for possible impairment of other intangible assets whenever events and circumstances indicate that they might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current fair market value.

Goodwill

At least annually, the Company performs its impairment test for each reporting unit’s goodwill.  In 2012, the Company used a discounted cash flow model to determine if the carrying value of the reporting unit, including goodwill, is less than the fair value of the reporting unit. The Company identified its reporting units in accordance with ASC 350-20-55. The U.S. radio markets are aggregated into a single reporting unit and the Company’s U.S. outdoor advertising markets are aggregated into a single reporting unit for purposes of the goodwill impairment test.  The Company also determined that within its Americas outdoor segment, Canada constitutes a separate reporting unit and each country in its International outdoor segment constitutes a separate reporting unit.  The Company had no impairment of goodwill for 2012.

In 2011, the Company utilized the option to assess qualitative factors under ASC 350-20-35 to determine whether it was more likely than not that the fair value of its reporting units was less than their carrying amounts, including goodwill.  If, after the qualitative approach, further testing is required, the Company used a discounted cash flow model to determine if the carrying value of the reporting unit, including goodwill, was less than the fair value of the reporting unit.  The Company recognized a non-cash impairment charge of $1.1 million to reduce goodwill in one country within its International outdoor segment for 2011. The Company performed its annual goodwill impairment test during 2010, and recognized a non-cash impairment charge of $2.1 million related to a specific reporting unit in its International outdoor segment. See Note 2 for further discussion.

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

For 2010, the Company recorded non-cash impairment charges of $8.3 million related to certain equity investments in its International outdoor segment.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Investments

Other investments are composed primarily of equity securities.  These securities are classified as available-for-sale or trading and are carried at fair value based on quoted market prices.  Securities are carried at historical value when quoted market prices are unavailable.  The net unrealized gains or losses on the available-for-sale securities, net of tax, are reported in accumulated other comprehensive loss as a component of member’s deficit.  In addition, the Company holds investments that do not have quoted market prices.  The Company periodically assesses the value of available-for-sale and non-marketable securities and records impairment charges in the statement of comprehensive loss for any decline in value that is determined to be other-than-temporary.  The average cost method is used to compute the realized gains and losses on sales of equity securities.

The Company periodically assesses the value of its available-for-sale securities.  Based on these assessments, the Company concluded that other-than-temporary impairments existed at December 31, 2012, 2011 and 2010 and recorded non-cash impairment charges of $4.6 million, $4.8 million and $6.5 million, respectively, during each of these years. Such charges are recorded on the statement of operations in “Loss on marketable securities”.

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

Financial Instruments

Due to their short maturity, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities, and short-term borrowings approximated their fair values at December 31, 2012 and 2011.

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

Revenue Recognition

CCME revenue is recognized as advertisements or programs are broadcast and is generally billed monthly.  Outdoor advertising contracts typically cover periods of a few weeks up to one year and are generally billed monthly.  Revenue for outdoor advertising space rental is recognized ratably over the term of the contract.  Advertising revenue is reported net of agency commissions.  Agency commissions are calculated based on a stated percentage applied to gross billing revenue for the Company’s media and entertainment and outdoor operations.  Payments received in advance of being earned are recorded as deferred income.  Revenue arrangements typically contain multiple products and services and revenues are allocated based on the relative fair value of each delivered item and recognized in accordance with the applicable revenue recognition criteria for the specific unit of accounting.

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

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions)	Years Ended December 31,
	2012	2011	2010
Barter and trade revenues	$56.5	$61.2	$67.0
Barter and trade expenses	58.8	63.4	66.4

Advertising Expense

The Company records advertising expense as it is incurred.  Advertising expenses were $113.4 million, $92.2 million and $82.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

New Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company early adopted the provisions of this ASU as of October 1, 2011 with no material impact to its financial position or results of operations.  However, for its annual impairment test as of October 1, 2012, the Company elected to perform a quantitative assessment and applied the two-step impairment test.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities (ASC 210). Under the ASU, new disclosures will be required for recognized financial instruments and derivative instruments that are either offset on the balance sheet in accordance with the offsetting guidance in ASC 210-20-45 or ASC 815-10-45, or are subject to an enforceable master netting arrangement or similar agreement, regardless of whether they are offset in accordance with the offsetting guidance. The disclosure requirements will be effective for periods beginning on or after January 1, 2013, and are to be applied retrospectively.  The Company does not expect the provisions of ASU 2011-11 to have a material effect on its financial position or results of operations.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU gives entities the option to first perform a qualitative assessment to determine whether the existence of events and circumstances indicate that it is more likely than not (a likelihood of more than 50%) that an indefinite-lived intangible asset is impaired. If an entity determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. However, if an entity concludes otherwise, it must calculate the fair value of the asset, compare that value with its carrying amount and record an impairment charge, if any.  The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted.  The Company did not early adopt the provisions of this ASU during 2012 in connection with its annual impairment test for indefinite-lived intangibles.  The Company does not expect the provisions of ASU 2012-02 to have a material effect on its financial position or results of operations.

NOTE 2 – Property, plant and equipment, INTANGIBLE ASSETS AND GOODWILL

Acquisitions

During 2012, a wholly owned subsidiary of the Company completed the acquisition of WOR-AM in New York City for $30.0 million and WFNX-FM in Boston for $14.5 million.  These acquisitions resulted in an aggregate increase of $5.3 million to property plant and equipment, $15.2 million to intangible assets and $24.7 million to goodwill, in addition to $0.7 million of assumed liabilities.

During 2011, a wholly owned subsidiary of the Company purchased a complementary traffic operation to its existing traffic business for $24.3 million. Immediately after closing, the acquired subsidiaries repaid pre-existing, intercompany debt owed in the amount of $95.0 million. The acquisition resulted in an increase of $17.2 million to property, plant and equipment, $35.0 million to intangible assets and $70.6 million to goodwill.  During 2011, a subsidiary of the Company also acquired Brouwer & Partners, a street furniture business in Holland, for $12.5 million.

Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets at December 31, 2012 and 2011, respectively.

(In thousands)	December 31,	December 31,
	2012	2011
Land, buildings and improvements	$685,431	$657,346
Structures	2,949,458	2,783,434
Towers, transmitters and studio equipment	427,679	400,832
Furniture and other equipment	431,757	365,137
Construction in progress	105,394	68,658
	4,599,719	4,275,407
Less: accumulated depreciation	1,562,865	1,212,080
Property, plant and equipment, net	$3,036,854	$3,063,327

The Company impaired outdoor advertising structures in its Americas outdoor segment by $1.7 million and $4.0 million during 2012 and 2010, respectively.

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

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During 2012, the Company recognized a $35.9 million impairment charge related to billboard permits in certain markets due to a change in the Company’s forecast of revenue growth within the markets.  During 2011, the Company recognized a $6.5 million impairment charge related to billboard permits in one market due to significant declines in permit value resulting from flat revenues, a slight decline in margin and increased capital expenditures within the market. There was no impairment of FCC licenses during 2012 or 2011.  During 2010, although the aggregate fair values of FCC licenses and billboard permits increased, certain markets experienced continuing declines. As a result, impairment charges were recorded in 2010 for FCC licenses and billboard permits of $0.5 million and $4.8 million, respectively.

Other Intangible Assets

Other intangible assets include definite-lived intangible assets and permanent easements.  The Company’s definite-lived intangible assets include primarily transit and street furniture contracts, talent and representation contracts, customer and advertiser relationships, and site-leases, all of which are amortized over the respective lives of the agreements, or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. Permanent easements are indefinite-lived intangible assets which include certain rights to use real property not owned by the Company. There were no impairments of other intangible assets for the years ended December 31, 2012 and 2011.  The Company impaired certain definite-lived intangible assets primarily related to a talent contract in its CCME segment by $3.9 million in 2010.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets at December 31, 2012 and 2011, respectively:

(In thousands)	December 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor contractual rights	$785,303	$(403,955)	$773,238	$(329,563)
Customer / advertiser relationships	1,210,245	(526,197)	1,210,269	(409,794)
Talent contracts	344,255	(177,527)	347,489	(139,154)
Representation contracts	243,970	(171,069)	237,451	(137,058)
Permanent easements	173,374	-	171,918	-
Other	387,973	(125,580)	389,060	(96,096)
Total	$3,145,120	$(1,404,328)	$3,129,425	$(1,111,665)

Total amortization expense related to definite-lived intangible assets was $300.0 million, $328.3 million and $332.3 million for the years ended  December 31, 2012, 2011 and 2010, respectively.

As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2013	$283,942
2014	264,221
2015	239,211
2016	223,293
2017	196,681

Annual Impairment Test to Goodwill

The Company performs its annual impairment test on October 1 of each year.  Each of the Company’s U.S. radio markets and outdoor advertising markets are components.  The U.S. radio markets are aggregated into a single reporting unit and the U.S. outdoor advertising markets are aggregated into a single reporting unit for purposes of the goodwill impairment test using the guidance in ASC 350-20-55.  The Company also determined that within its Americas outdoor segment, Canada constitutes a separate reporting unit and each country in its International outdoor segment constitutes a separate reporting unit.

The goodwill impairment test is a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If applicable, the second step, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.

Each of the Company’s reporting units is valued using a discounted cash flow model which requires estimating future cash flows expected to be generated from the reporting unit, discounted to their present value using a risk-adjusted discount rate.  Terminal values were also estimated and discounted to their present value.  Assessing the recoverability of goodwill requires the Company to make estimates and assumptions about sales, operating margins, growth rates and discount rates based on its budgets, business plans, economic projections, anticipated future cash flows and marketplace data.  There are inherent uncertainties related to these factors and management’s judgment in applying these factors. The Company recognized no goodwill impairment for the year ended December 31, 2012.

In 2011, the Company utilized the option to assess qualitative factors under ASC 350-20-35 to determine whether it was more likely than not that the fair value of its reporting units was less than their carrying amounts, including goodwill.  Based on a qualitative assessment, the Company concluded that no further testing of goodwill for impairment was required for its CCME reporting unit and for all of the reporting units within its Americas outdoor segment.  Further testing was required for four of the countries within its

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

International outdoor segment.

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

For the year ended December 31, 2010, the Company performed a quantitative assessment as of October 1, 2010 and recognized a non-cash impairment charge to goodwill of $2.1 million due to a decline in fair value in one country within the Company’s International outdoor segment.

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

(In thousands)	CCME	Americas Outdoor Advertising	International Outdoor Advertising	Other	Consolidated
Balance as of December 31, 2010	$3,140,198	$571,932	$290,310	$116,886	$4,119,326
Impairment	-	-	(1,146)	-	(1,146)
Acquisitions	82,844	-	2,995	212	86,051
Dispositions	(10,542)	-	-	-	(10,542)
Foreign currency	-	-	(6,898)	-	(6,898)
Other	(73)	-	-	-	(73)
Balance as of December 31, 2011	$3,212,427	$571,932	$285,261	$117,098	$4,186,718
Acquisitions	24,842	-	-	51	24,893
Dispositions	(489)	-	(2,729)	-	(3,218)
Foreign currency	-	-	7,784	-	7,784
Other	(92)	-	-	-	(92)
Balance as of December 31, 2012	$3,236,688	$571,932	$290,316	$117,149	$4,216,085

The balance at December 31, 2010 is net of cumulative impairments of $3.5 billion, $2.6 billion, $314.8 million and $212.0 million in the Company’s CCME, Americas outdoor, International outdoor and Other segments, respectively.

NOTE 3 – INVESTMENTS

The Company’s most significant investments in nonconsolidated affiliates are listed below:

Australian Radio Network

The Company owns a fifty-percent (50%) interest in Australian Radio Network (“ARN”), an Australian company that owns and operates radio stations in Australia and New Zealand.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized Financial Information

The following table summarizes the Company's investments in nonconsolidated affiliates:

(In thousands)	ARN	All Others	Total
Balance at December 31, 2010	$342,785	$14,966	$357,751
Cash advances (repayments)	-	(929)	(929)
Dispositions of investments, net	-	(6,316)	(6,316)
Equity in earnings	20,958	6,000	26,958
Foreign currency transaction adjustment	(153)	-	(153)
Foreign currency translation adjustment	(1,125)	290	(835)
Distributions received	(15,088)	(1,701)	(16,789)
Other	-	-	-
Balance at December 31, 2011	$347,377	$12,310	$359,687
Cash advances (repayments)	(8,758)	3,082	(5,676)
Acquisitions of investments, net	-	2,704	2,704
Equity in earnings (loss)	18,621	(64)	18,557
Foreign currency transaction adjustment	(1,189)	-	(1,189)
Foreign currency translation adjustment	8,085	(10)	8,075
Distributions received	(11,074)	(642)	(11,716)
Other	-	470	470
Balance at December 31, 2012	$353,062	$17,850	$370,912

The investments in the table above are not consolidated, but are accounted for under the equity method of accounting, whereby the Company records its investments in these entities in the balance sheet as “Other assets.” The Company's interests in their operations are recorded in the statement of comprehensive loss as “Equity in earnings of nonconsolidated affiliates.”

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

The following table presents the activity related to the Company’s asset retirement obligation:

(In thousands)	Years Ended December 31,
	2012	2011
Beginning balance	$51,295	$52,099
Adjustment due to change in estimate of related costs	3,570	(3,174)
Accretion of liability	4,920	5,001
Liabilities settled	(2,936)	(2,631)
Ending balance	$56,849	$51,295

NOTE 5 – LONG-TERM DEBT

Long-term debt at December 31, 2012 and  2011 consisted of the following:

(In thousands)	December 31,	December 31,
	2012	2011
Senior Secured Credit Facilities:
Term Loan A Facility Due 2014	$846,890	$1,087,090
Term Loan B Facility Due 2016	7,714,843	8,735,912
Term Loan C - Asset Sale Facility Due 2016 (1)	513,732	670,845
Revolving Credit Facility Due 2014	-	1,325,550
Delayed Draw Term Loan Facilities Due 2016	-	976,776
Receivables Based Facility Due 2014	-	-
Priority Guarantee Notes Due 2019	1,999,815	-
Priority Guarantee Notes Due 2021	1,750,000	1,750,000
Other Secured Subsidiary Debt	25,507	30,976
Total Consolidated Secured Debt	12,850,787	14,577,149

Senior Cash Pay Notes Due 2016	796,250	796,250
Senior Toggle Notes Due 2016	829,831	829,831
Clear Channel Senior Notes:
5.0% Senior Notes Due 2012	-	249,851
5.75% Senior Notes Due 2013	312,109	312,109
5.5% Senior Notes Due 2014	461,455	461,455
4.9% Senior Notes Due 2015	250,000	250,000
5.5% Senior Notes Due 2016	250,000	250,000
6.875% Senior Notes Due 2018	175,000	175,000
7.25% Senior Notes Due 2027	300,000	300,000
Subsidiary Senior Notes:
9.25 % Series A Senior Notes Due 2017	-	500,000
9.25 % Series B Senior Notes Due 2017	-	2,000,000
6.5 % Series A Senior Notes Due 2022	735,750	-
6.5 % Series B Senior Notes Due 2022	1,989,250	-
Subsidiary Senior Subordinated Notes:
7.625 % Series A Senior Notes Due 2020	275,000	-
7.625 % Series B Senior Notes Due 2020	1,925,000	-
Other Clear Channel Subsidiary Debt	5,586	19,860
Purchase accounting adjustments and original issue discount	(408,921)	(514,336)
	20,747,097	20,207,169
Less: current portion	381,728	268,638
Total long-term debt	$20,365,369	$19,938,531

(1)  Term Loan C is subject to an amortization schedule with the final payment due 2016.

The Company’s weighted average interest rates at December 31, 2012 and 2011 were 6.7% and 6.2%, respectively.  The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $18.6 billion and $16.2 billion at December 31, 2012 and 2011, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as Level 1.

The Company and its subsidiaries have from time to time repurchased certain debt obligations of Clear Channel and outstanding equity securities of CCMH and CCOH, and may in the future, as part of various financing and investment strategies, purchase additional outstanding indebtedness of Clear Channel or its subsidiaries or CCMH’s outstanding equity securities or outstanding equity securities of CCOH, in tender offers, open market purchases, privately negotiated transactions or otherwise. The Company or its subsidiaries may also sell certain assets or properties and use the proceeds to reduce its indebtedness. These purchases or sales, if any, could have a material positive or negative impact on the Company’s liquidity available to repay outstanding debt obligations or on the Company’s consolidated results of operations. These transactions could also require or result in amendments to the agreements governing outstanding debt obligations or changes in the Company’s leverage or other financial ratios, which could have a material positive or negative impact on the Company’s ability to comply with the covenants contained in Clear Channel’s debt agreements. These transactions, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Senior Secured Credit Facilities

As of December 31, 2012, Clear Channel had a total of $9,075.5 million outstanding under its senior secured credit facilities, consisting of:

•          an $846.9 million term loan A facility which matures in July 2014;

•          a $7,714.9 million term loan B facility which matures in January 2016; and

•          a $513.7 million term loan C—asset sale facility, subject to reduction as described below, which matures in January 2016.

Clear Channel may raise incremental term loans of up to (a) $1.5 billion, plus (b) the excess, if any, of (x) 0.65 times pro forma consolidated EBITDA (as calculated in the manner provided in the senior secured credit facilities documentation), over (y) $1.5 billion, plus (c) the aggregate amount of certain principal prepayments made in respect of the term loans under the senior secured credit facilities. Availability of such incremental term loans is subject, among other things, to the absence of any default, pro forma compliance with the financial covenant and the receipt of commitments by existing or additional financial institutions.

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

The margin percentages applicable to the term loan facilities are the following percentages per annum:

•          with respect to loans under the term loan A facility, (i) 2.40% in the case of base rate loans and (ii) 3.40% in the case of Eurocurrency rate loans; and

•          with respect to loans under the term loan B facility, term loan C - asset sale facility, (i) 2.65%, in the case of base rate loans and (ii) 3.65%, in the case of Eurocurrency rate loans.

The margin percentages are subject to adjustment based upon Clear Channel’s leverage ratio.

Prepayments

The senior secured credit facilities require Clear Channel to prepay outstanding term loans, subject to certain exceptions, with:

•          50% (which percentage may be reduced to 25% and to 0% based upon Clear Channel’s leverage ratio) of Clear Channel’s annual excess cash flow (as calculated in accordance with the senior secured credit facilities), less any voluntary prepayments of term loans and subject to customary credits;

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

•          100% of the net cash proceeds of (i) any incurrence of certain debt, other than debt permitted under Clear Channel’s senior secured credit facilities. (ii) certain securitization financing and (iii) certain issuances of Permitted Additional

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes (as defined in the senior secured credit facilities) and (iv) certain issuances of Permitted Unsecured Notes and Permitted Senior Secured Notes (as defined in the senior secured credit facilities); and

•          Net Cash Proceeds received by Clear Channel as dividends or distributions from indebtedness incurred at CCOH provided that the Consolidated Leverage Ratio of CCOH is no greater than 7.00 to 1.00.

The foregoing prepayments with the net cash proceeds of any incurrence of certain debt, other than debt permitted under Clear Channel’s senior secured credit facilities, certain securitization financing, issuances of Permitted Additional Notes and annual excess cash flow will be applied, at Clear Channel’s option, to the term loans (on a pro rata basis, other than that non-extended classes of term loans may be prepaid prior to any corresponding extended class), in each case (i) first to the term loans other than the term loan C—asset sale facility loans (on a pro rata basis) and (ii) second to the term loan C—asset sale facility loans, in each case to the remaining installments thereof in direct order of maturity. The foregoing prepayments with net cash proceeds of issuances of Permitted Unsecured Notes and Permitted Senior Secured Notes and Net Cash Proceeds received by Clear Channel as a distribution from indebtedness incurred by CCOH will be applied (i) to the term loan A in a manner determined by Clear Channel, and (ii) to the term loans (on a pro rata basis), in each case to the remaining installments thereof in direct order of maturity. The foregoing prepayments with the net cash proceeds of the sale of assets (including casualty and condemnation events) will be applied (i) first to the term loan C—asset sale facility loans and (ii) second to the other term loans (on a pro rata basis), in each case to the remaining installments thereof in direct order of maturity.

Clear Channel may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency rate loans.

Amendments

During the fourth quarter of 2012, Clear Channel amended the terms of its senior secured credit facilities (the “Amendments”).  The Amendments, among other things: (i) permit exchange offers of term loans for new debt securities in an aggregate principal amount of up to $5.0 billion (including the $2.0 billion issued as described under “Refinancing Transactions” below); (ii) provide Clear Channel with greater flexibility to prepay tranche A term loans; (iii) following the repayment or extension of all tranche A term loans, permit below par non-pro rata purchases of term loans pursuant to customary Dutch auction procedures whereby all lenders of the class of term loans offered to be purchased will be offered an opportunity to participate; (iv) following the repayment or extension of all tranche A term loans, permit the repurchase of junior debt maturing before January 2016 with cash on hand in an amount not to exceed $200.0 million; (v) combine the term loan B, the delayed draw term loan 1 and the delayed draw term loan 2 under the senior secured credit facilities; (vi) preserve revolving credit facility capacity in the event Clear Channel repays all amounts outstanding under the revolving credit facility; and (vii) eliminate certain restrictions on the ability of CCOH and its subsidiaries to incur debt.  On October 31, 2012, Clear Channel repaid and permanently cancelled the commitments under its revolving credit facility, which was set to mature July 2014.

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

Certain Covenants and Events of Default

The senior secured credit facilities require Clear Channel to comply on a quarterly basis with a financial covenant limiting the ratio of consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA for the preceding four quarters.  Clear Channel’s secured debt consists of the senior secured credit facilities, the receivables-based credit facility, the priority guarantee notes and certain other secured subsidiary debt.  Clear Channel’s consolidated EBITDA for the preceding four quarters of $2.0 billion is calculated as operating income (loss) before depreciation, amortization, impairment charges and other operating income (expense) – net,  plus  non-cash compensation, and is further adjusted for the following items: (i) an increase of $80.2 million related to costs incurred in connection with the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; (ii) an increase of $51.0 million for non-recurring or unusual gains or losses; (iii) an increase of $45.5 million for non-cash items; (iv) an increase of $18.5 million for various other items; and (v) an increase of $20.1 million for cash received from nonconsolidated affiliates.  The maximum ratio under this financial covenant is currently set at 9.5:1 and reduces to 9.25:1, 9:1 and 8.75:1 for the quarters ended June 30, 2013, December 31, 2013 and December 31, 2014, respectively.  At December 31, 2012, the ratio was 5.9:1.

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

Receivables Based Credit Facility

As of December 31, 2012, Clear Channel had no borrowings outstanding under Clear Channel’s receivables based credit facility. On June 8, 2011, Clear Channel made a voluntary paydown of all amounts outstanding under this facility using cash on hand. Clear Channel’s voluntary paydown did not reduce its commitments under this facility and Clear Channel may reborrow under this facility at any time.  The agreement was amended and restated on December 24, 2012.

The receivables based credit facility provides revolving credit commitments of $535.0 million, subject to a borrowing base. The borrowing base at any time equals 90% of the eligible accounts receivable of Clear Channel and certain of its subsidiaries. The receivables based credit facility includes a letter of credit sub-facility and a swingline loan sub-facility.

Clear Channel and certain subsidiary borrowers are the borrowers under the receivables based credit facility. Clear Channel has the ability to designate one or more of its restricted subsidiaries as borrowers under the receivables based credit facility. The receivables based credit facility loans and letters of credit are available in U.S. dollars.

Interest Rate and Fees

Borrowings under the receivables based credit facility bear interest at a rate per annum equal to an applicable margin plus, at Clear Channel’s option, either (i) a base rate determined by reference to the highest of (a) the prime rate of Citibank, N.A. and (b) the Federal Funds rate plus 0.50% or (ii) a Eurocurrency rate determined by reference to the rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) for Eurodollar deposits for the interest period relevant to such borrowing. The initial

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

applicable margin for borrowings under the receivables based credit facility is 1.75% with respect to Eurocurrency borrowings and 0.75% with respect to base-rate borrowings. The applicable margin for borrowings under the receivables based credit facility ranges from 1.50% to 2.00% for Eurocurrency borrowings and from 0.50% to 1.00% for base-rate borrowings, depending on average excess availability under the receivables based credit facility during the prior fiscal quarter.

In addition to paying interest on outstanding principal under the receivables based credit facility, Clear Channel is required to pay a commitment fee to the lenders under the receivables based credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.375% per annum. The commitment fee rate will be reduced to 0.25% per annum at any time when the average daily unused commitments for the prior quarter is less than 50% of total commitments. Clear Channel must also pay customary letter of credit fees.

Maturity

Borrowings under the receivables based credit facility will mature, and lending commitments thereunder will terminate, on the fifth anniversary of the effectiveness of the receivables based credit facility (December 24, 2017), provided that, (a) the maturity date will be October 31, 2015 if on October 30, 2015, greater than $500.0 million in aggregate principal amount is owing under certain of Clear Channel’s term loan credit facilities, (b) the maturity date will be May 3, 2016 if on May 2, 2016 greater than $500.0 million aggregate principal amount of Clear Channel’s 10.75% senior cash pay notes due 2016 and 11.00%/11.75% senior toggle notes due 2016 are outstanding and (c) in the case of any debt under clauses (a) and (b) that is amended or refinanced in any manner that extends the maturity date of such debt to a date that is on or before the date that is five years after the effectiveness of the receivables based credit facility, the maturity date will be one day prior to the maturity date of such debt after giving effect to such amendment or refinancing if greater than $500,000,000 in aggregate principal amount of such debt is outstanding.

Prepayments

If at any time the sum of the outstanding amounts under the receivables based credit facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitments under the facility, Clear Channel will be required to repay outstanding loans and cash collateralize letters of credit in an aggregate amount equal to such excess. Clear Channel may voluntarily repay outstanding loans under the receivables based credit facility at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency rate loans. Any voluntary prepayments Clear Channel makes will not reduce its commitments under the receivables based credit facility.

Guarantees and Security

The facility is guaranteed by, subject to certain exceptions, the guarantors of Clear Channel’s senior secured credit facilities. All obligations under the receivables based credit facility, and the guarantees of those obligations, are secured by a perfected security interest in all of Clear Channel’s and all of the guarantors’ accounts receivable and related assets and proceeds thereof that is senior to the security interest of Clear Channel’s senior secured credit facilities in such accounts receivable and related assets and proceeds thereof, subject to permitted liens, including prior liens permitted by the indenture governing certain of Clear Channel’s senior notes (the “legacy notes”), and certain exceptions.

Certain Covenants and Events of Default

If borrowing availability is less than the greater of (a) $50.0 million and (b) 10% of the aggregate commitments under the receivables based credit facility, in each case, for five consecutive business days (a “Liquidity Event”), Clear Channel will be required to comply with a minimum fixed charge coverage ratio of at least 1.00 to 1.00 for fiscal quarters ending on or after the occurrence of the Liquidity Event, and will be continued to comply with this minimum fixed charge coverage ratio until borrowing availability exceeds the greater of (x) $50.0 million and (y) 10% of the aggregate commitments under the receivables based credit facility, in each case, for 30 consecutive calendar days, at which time the Liquidity Event shall no longer be deemed to be occurring. In addition, the receivables based credit facility includes negative covenants that, subject to significant exceptions, limit Clear Channel’s ability and the ability of its restricted subsidiaries to, among other things:

•    incur additional indebtedness;

•    create liens on assets;

•    engage in mergers, consolidations, liquidations and dissolutions;

•    sell assets;

•    pay dividends and distributions or repurchase capital stock;

•    make investments, loans, or advances;

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•    prepay certain junior indebtedness;

•    engage in certain transactions with affiliates;

•    amend material agreements governing certain junior indebtedness; and

•    change lines of business.

The receivables based credit facility includes certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments and a change of control. If an event of default occurs, the lenders under the receivables based credit facility will be entitled to take various actions, including the acceleration of all amounts due under Clear Channel’s receivables based credit facility and all actions permitted to be taken by a secured creditor.

Priority Guarantee Notes Due 2019

As of December 31, 2012, Clear Channel had outstanding $2.0 billion aggregate principal amount of 9.0% priority guarantee notes due 2019 (the “Priority Guarantee Notes due 2019”).

The Priority Guarantee Notes due 2019 mature on December 15, 2019 and bear interest at a rate of 9.0% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2013. The Priority Guarantee Notes due 2019 are Clear Channel’s senior obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the guarantors named in the indenture. The Priority Guarantee Notes due 2019 and the guarantors’ obligations under the guarantees are secured by (i) a lien on (a) the capital stock of Clear Channel and (b) certain property and related assets that do not constitute “principal property” (as defined in the indenture governing certain legacy notes of Clear Channel), in each case equal in priority to the liens securing the obligations under Clear Channel’s senior secured credit facilities and Clear Channel’s priority guarantee notes due 2021, subject to certain exceptions, and (ii) a lien on the accounts receivable and related assets securing Clear Channel’s receivables based credit facility junior in priority to the lien securing Clear Channel’s obligations thereunder, subject to certain exceptions. In addition to the collateral granted to secure the Priority Guarantee Notes due 2019, the collateral agent and the trustee for the Priority Guarantee Notes due 2019 entered into an agreement with the administrative agent for the lenders under the senior secured credit facilities to turn over to the trustee under the Priority Guarantee Notes due 2019, for the benefit of the holders of the Priority Guarantee Notes due 2019, a pro rata share of any recovery received on account of the principal properties, subject to certain terms and conditions.

Clear Channel may redeem the Priority Guarantee Notes due 2019 at its option, in whole or part, at any time prior to July 15, 2015, at a price equal to 100% of the principal amount of the Priority Guarantee Notes due 2019 redeemed, plus accrued and unpaid interest to the redemption date and plus an applicable premium. Clear Channel may redeem the Priority Guarantee Notes due 2019, in whole or in part, on or after July 15, 2015, at the redemption prices set forth in the indenture plus accrued and unpaid interest to the redemption date.  Prior to July 15, 2015, Clear Channel may elect to redeem up to 40% of the aggregate principal amount of the Priority Guarantee Notes due 2019 at a redemption price equal to 109.0% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings.

The indenture governing the Priority Guarantee Notes due 2019 contains covenants that limit Clear Channel’s ability and the ability of its restricted subsidiaries to, among other things: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) modify any of Clear Channel’s existing senior notes; (iv) transfer or sell assets; (v) engage in certain transactions with affiliates; (vi) create restrictions on dividends or other payments by the restricted subsidiaries; and (vii) merge, consolidate or sell substantially all of Clear Channel’s assets. The indenture contains covenants that limit the Company’s and Clear Channel’s ability and the ability of its restricted subsidiaries to, among other things: (i) create liens on assets and (ii) materially impair the value of the security interests taken with respect to the collateral for the benefit of the notes collateral agent and the holders of the Priority Guarantee Notes due 2019. The indenture also provides for customary events of default.

Priority Guarantee Notes Due 2021

As of December 31, 2012, Clear Channel had outstanding $1.75 billion aggregate principal amount of 9.0% priority guarantee notes due 2021 (the “Priority Guarantee Notes due 2021”).

The Priority Guarantee Notes due 2021 mature on March 1, 2021 and bear interest at a rate of 9.0% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, which began on September 1, 2011. The Priority Guarantee Notes due 2021 are Clear Channel’s senior obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the guarantors named in the indenture. The Priority Guarantee Notes due 2021 and the guarantors’ obligations under the guarantees are

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

secured by (i) a lien on (a) the capital stock of Clear Channel and (b) certain property and related assets that do not constitute “principal property” (as defined in the indenture governing certain legacy notes of Clear Channel), in each case equal in priority to the liens securing the obligations under Clear Channel’s senior secured credit facilities and the Priority Guarantee Notes due 2019, subject to certain exceptions, and (ii) a lien on the accounts receivable and related assets securing Clear Channel’s receivables based credit facility junior in priority to the lien securing Clear Channel’s obligations thereunder, subject to certain exceptions.

Clear Channel may redeem the Priority Guarantee Notes due 2021 at its option, in whole or part, at any time prior to March 1, 2016, at a price equal to 100% of the principal amount of the Priority Guarantee Notes due 2021 redeemed, plus accrued and unpaid interest to the redemption date and plus an applicable premium. Clear Channel may redeem the Priority Guarantee Notes due 2021, in whole or in part, on or after March 1, 2016, at the redemption prices set forth in the indenture plus accrued and unpaid interest to the redemption date.  At any time on or before March 1, 2014, Clear Channel may elect to redeem up to 40% of the aggregate principal amount of the Priority Guarantee Notes due 2021 at a redemption price equal to 109.0% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings.

The indenture governing the Priority Guarantee Notes due 2021 contains covenants that limit Clear Channel’s ability and the ability of its restricted subsidiaries to, among other things: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) modify any of Clear Channel’s existing senior notes; (iv) transfer or sell assets; (v) engage in certain transactions with affiliates; (vi) create restrictions on dividends or other payments by the restricted subsidiaries; and (vii) merge, consolidate or sell substantially all of Clear Channel’s assets. The indenture contains covenants that limit the Company’s and Clear Channel’s ability and the ability of its restricted subsidiaries to, among other things: (i) create liens on assets and (ii) materially impair the value of the security interests taken with respect to the collateral for the benefit of the notes collateral agent and the holders of the Priority Guarantee Notes due 2021. The indenture also provides for customary events of default.

Senior Cash Pay Notes and Senior Toggle Notes

As of December 31, 2012, Clear Channel had outstanding $796.3 million aggregate principal amount of 10.75% senior cash pay notes due 2016 and $829.8 million aggregate principal amount of 11.00%/11.75% senior toggle notes due 2016.

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

Prior to August 1, 2012, Clear Channel was able to redeem some or all of the senior cash pay notes and senior toggle notes at a price equal to 100% of the principal amount of such notes plus accrued and unpaid interest thereon to the redemption date and an applicable premium, as described in the indenture governing such notes.  Since August 1, 2012, Clear Channel may redeem some or all of the senior cash pay notes and senior toggle notes at any time at the redemption prices set forth in the indenture governing such notes. If Clear Channel undergoes a change of control, sells certain its assets, or issues certain debt, it may be required to offer to purchase the senior cash pay notes and senior toggle notes from holders.

The senior cash pay notes and senior toggle notes are senior unsecured debt and rank equal in right of payment with all of Clear Channel’s existing and future senior debt. Guarantors of obligations under the senior secured credit facilities, the receivables based credit facility, the Priority Guarantee Notes due 2021 and the Priority Guarantee Notes due 2019 guarantee the senior cash pay notes and senior toggle notes with unconditional guarantees that are unsecured and equal in right of payment to all existing and future senior debt of such guarantors, except that the guarantees are subordinated in right of payment only to the guarantees of obligations under the senior secured credit facilities, the receivables based credit facility, the Priority Guarantee Notes due 2021 and the Priority Guarantee Notes due 2019 to the extent of the value of the assets securing such indebtedness. In addition, the senior cash pay notes and senior toggle notes and the guarantees are structurally senior to the Clear Channel senior notes and existing and future debt to the extent that such debt is not guaranteed by the guarantors of the senior cash pay notes and senior toggle notes. The senior cash pay notes and senior toggle notes and the guarantees are effectively subordinated to Clear Channel’s existing and future secured debt and that of the guarantors to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all obligations of subsidiaries that do not guarantee the senior cash pay notes and senior toggle notes.

On July 16, 2010, Clear Channel made the election to pay interest on the senior toggle notes entirely in cash, effective for the interest period commencing August 1, 2010.  Assuming the cash interest election remains in effect for the remaining term of the notes, Clear

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Channel will be contractually obligated to make a payment to bondholders of $57.4 million on August 1, 2013.

Clear Channel Senior Notes

As of December 31, 2012, Clear Channel’s senior notes represented approximately $1.7 billion of aggregate principal amount of indebtedness outstanding.

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

CCWH Senior Notes

During the fourth quarter of 2012, CCWH issued $2.7 billion aggregate principal amount of senior notes, which consisted of $735.8 million aggregate principal amount of Series A Senior Notes due 2022 (the “Series A CCWH Senior Notes”) and $1,989.25 million aggregate principal amount of Series B CCWH Senior Notes due 2022 (the “Series B CCWH Senior Notes” and, together with the Series A CCWH Senior Notes, the “CCWH Senior Notes”).  The CCWH Senior Notes are guaranteed by CCOH, Clear Channel Outdoor, Inc. (“CCOI”) and certain of CCOH’s direct and indirect subsidiaries. The proceeds from the issuance of the CCWH Senior Notes were used to fund the repurchase of CCWH’s Series A Senior Notes due 2017 and CCWH’s Series B Senior Notes due 2017 (collectively, the “Existing CCWH Senior Notes”).

The Company capitalized $30.0 million in fees and expenses associated with the CCWH Senior Notes offering and an original issue discount of $7.4 million.  The Company is amortizing the capitalized fees and discount through interest expense over the life of the CCWH Senior Notes.

The CCWH Senior Notes are senior obligations that rank pari passu in right of payment to all unsubordinated indebtedness of CCWH and the guarantees of the CCWH Senior Notes rank pari passu in right of payment to all unsubordinated indebtedness of the guarantors.  Interest on the CCWH Senior Notes is payable to the trustee weekly in arrears and to the noteholders on May 15 and November 15 of each year, beginning on May 15, 2013.

At any time prior to November 15, 2017, CCWH may redeem the CCWH Senior Notes, in whole or in part, at a price equal to 100% of the principal amount of the CCWH Senior Notes plus a “make-whole” premium, together with accrued and unpaid interest, if any, to the redemption date. CCWH may redeem the CCWH Senior Notes, in whole or in part, on or after November 15, 2017, at the redemption prices set forth in the applicable indenture governing the CCWH Senior Notes plus accrued and unpaid interest to the redemption date. At any time on or before November 15, 2015, CCWH may elect to redeem up to 40% of the then outstanding aggregate principal amount of the CCWH Senior Notes at a redemption price equal to 106.500% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings, subject to certain restrictions. Notwithstanding the foregoing, neither CCOH nor any of its subsidiaries is permitted to make any purchase of, or otherwise effectively cancel or retire any Series A CCWH Senior Notes or Series B CCWH Senior Notes if, after giving effect thereto and, if applicable, any concurrent purchase of or other addition with respect to any Series B CCWH Senior Notes or Series A CCWH Senior Notes, as applicable, the ratio of (a) the outstanding aggregate principal amount of the Series A CCWH Senior Notes to (b) the outstanding aggregate principal amount of the Series B CCWH Senior Notes shall be greater than 0.25, subject to certain exceptions.

The indenture governing the Series A CCWH Senior Notes contains covenants that limit CCOH and its restricted subsidiaries ability to, among other things:

•         incur or guarantee additional debt to persons other than Clear Channel and its subsidiaries (other than CCOH) or issue certain preferred stock;

•         create liens on its restricted subsidiaries’ assets to secure such debt;

•         create restrictions on the payment of dividends or other amounts to CCOH from its restricted subsidiaries that are not guarantors of the CCWH Senior Notes;

•         enter into certain transactions with affiliates;

•         merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of its assets; and

•         sell certain assets, including capital stock of its subsidiaries, to persons other than Clear Channel and its subsidiaries (other than CCOH).

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, the indenture governing the Series A CCWH Senior Notes provides that if CCWH (i) makes an optional redemption of the Series B CCWH Senior Notes or purchases or makes an offer to purchase the Series B CCWH Senior Notes at or above 100% of the principal amount thereof, then CCWH shall apply a pro rata amount to make an optional redemption or purchase a pro rata amount of the Series A CCWH Senior Notes or (ii) makes an asset sale offer under the indenture governing the Series B CCWH Senior Notes, then CCWH shall apply a pro rata amount to make an offer to purchase a pro rata amount of Series A CCWH Senior Notes.

The indenture governing the Series A CCWH Senior Notes does not include limitations on dividends, distributions, investments or asset sales.

The indenture governing the Series B CCWH Senior Notes contains covenants that limit CCOH and its restricted subsidiaries ability to, among other things:

•         incur or guarantee additional debt or issue certain preferred stock;

•         redeem, repurchase or retire CCOH’s subordinated debt;

•         make certain investments;

•         create liens on its or its restricted subsidiaries’ assets to secure debt;

•         create restrictions on the payment of dividends or other amounts to it from its restricted subsidiaries that are not guarantors of the CCWH Senior Notes;

•         enter into certain transactions with affiliates;

•         merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of its assets;

•         sell certain assets, including capital stock of its subsidiaries;

•         designate its subsidiaries as unrestricted subsidiaries; and

•         pay dividends, redeem or repurchase capital stock or make other restricted payments.

The Series A CCWH Senior Notes indenture and Series B CCWH Senior Notes indenture restrict CCOH’s ability to incur additional indebtedness but permit CCOH to incur additional indebtedness based on an incurrence test.  In order to incur (i) additional indebtedness under this test, CCOH’s debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 7.0:1 and 5.0:1 for total debt and senior debt, respectively,  and (ii) additional indebtedness that is subordinated to the CCWH Senior Notes under this test, CCOH’s debt to adjusted EBITDA ratios (as defined by the indentures) must not be lower than 7.0:1 for total debt.  The indentures contain certain other exceptions that allow CCOH to incur additional indebtedness. The Series B CCWH Senior Notes indenture also permits CCOH to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if its debt to adjusted EBITDA ratios (as defined by the indentures) are lower than 7.0:1 and 5.0:1 for total debt and senior debt, respectively. The Series A CCWH Senior Notes indenture does not limit CCOH’s ability to pay dividends.  The Series B CCWH Senior Notes indenture contains certain exceptions that allow CCOH to pay dividends, including (i) $525.0 million of dividends made pursuant to general restricted payment baskets and (ii) dividends made using proceeds received upon a demand by CCOH of amounts outstanding under the revolving promissory note issued by Clear Channel to CCOH.

CCWH Senior Subordinated Notes

During the first quarter of 2012, the Company’s indirect subsidiary, CCWH issued $275.0 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 (the “Series A CCWH Subordinated Notes”) and $1,925.0 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (the “Series B CCWH Subordinated Notes” and, together with the Series A CCWH Subordinated Notes, the “CCWH Subordinated Notes”).  Interest on the CCWH Subordinated Notes is payable to the trustee weekly in arrears and to the noteholders on March 15 and September 15 of each year, beginning on September 15, 2012.

The CCWH Subordinated Notes are CCWH’s senior subordinated obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by CCOH, CCOI and certain of CCOH’s other domestic subsidiaries. The CCWH Subordinated Notes are unsecured senior subordinated obligations that rank junior to all of CCWH’s existing and future senior debt, including the CCWH Senior Notes, equally with any of CCWH’s existing and future senior subordinated debt and ahead of all of CCWH’s existing and future debt that expressly provides that it is subordinated to the CCWH Subordinated Notes. The guarantees of the CCWH Subordinated Notes rank junior to each guarantor’s existing and future senior debt, including the  CCWH Senior Notes, equally with each guarantor’s existing and future senior subordinated debt and ahead of each guarantor’s existing and future debt that expressly provides that it is subordinated to the guarantees of the CCWH Subordinated Notes.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At any time prior to March 15, 2015, CCWH may redeem the CCWH Subordinated Notes, in whole or in part, at a price equal to 100% of the principal amount of the CCWH Subordinated Notes plus a “make-whole” premium, together with accrued and unpaid interest, if any, to the redemption date. CCWH may redeem the CCWH Subordinated Notes, in whole or in part, on or after March 15, 2015, at the redemption prices set forth in the applicable indenture governing the CCWH Subordinated Notes plus accrued and unpaid interest to the redemption date. At any time on or before March 15, 2015, CCWH may elect to redeem up to 40% of the then outstanding aggregate principal amount of the CCWH Subordinated Notes at a redemption price equal to 107.625% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings, subject to certain restrictions.  Notwithstanding the foregoing, neither CCOH nor any of its subsidiaries is permitted to make any purchase of, or otherwise effectively cancel or retire any Series A CCWH Subordinated Notes or Series B CCWH Subordinated Notes if, after giving effect thereto and, if applicable, any concurrent purchase of or other addition with respect to any Series B CCWH Subordinated Notes or Series A CCWH Subordinated Notes, as applicable, the ratio of (a) the outstanding aggregate principal amount of the Series A CCWH Subordinated  Notes to (b) the outstanding aggregate principal amount of the Series B CCWH Subordinated Notes shall be greater than 0.25, subject to certain exceptions.

The Company capitalized $40.0 million in fees and expenses associated with the CCWH Subordinated Notes offering and are amortizing them through interest expense over the life of the CCWH Subordinated Notes.

The indenture governing the Series A CCWH Subordinated Notes contains covenants that limit CCOH and its restricted subsidiaries ability to, among other things:

•         incur or guarantee additional debt to persons other than Clear Channel and its subsidiaries (other than CCOH) or issue certain preferred stock;

•         create restrictions on the payment of dividends or other amounts to CCOH from its restricted subsidiaries that are not guarantors of the notes;

•         enter into certain transactions with affiliates;

•         merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of CCOH’s assets; and

•         sell certain assets, including capital stock of CCOH’s subsidiaries, to persons other than Clear Channel and its subsidiaries (other than CCOH).

In addition, the indenture governing the Series A CCWH Subordinated Notes provides that if CCWH (i) makes an optional redemption of the Series B CCWH Subordinated Notes or purchases or makes an offer to purchase the Series B CCWH Subordinated Notes at or above 100% of the principal amount thereof, then CCWH shall apply a pro rata amount to make an optional redemption or purchase a pro rata amount of the Series A CCWH Subordinated Notes or (ii) makes an asset sale offer under the indenture governing the Series B CCWH Subordinated Notes, then CCWH shall apply a pro rata amount to make an offer to purchase a pro rata amount of Series A CCWH Subordinated Notes.

The indenture governing the Series A CCWH Subordinated Notes does not include limitations on dividends, distributions, investments or asset sales.

The indenture governing the Series B CCWH Subordinated Notes contains covenants that limit CCOH and its restricted subsidiaries ability to, among other things:

•         incur or guarantee additional debt or issue certain preferred stock;

•         make certain investments;

•         create restrictions on the payment of dividends or other amounts to CCOH from its restricted subsidiaries that are not guarantors of the notes;

•         enter into certain transactions with affiliates;

•         merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of CCOH’s assets;

•         sell certain assets, including capital stock of CCOH’s subsidiaries;

•         designate CCOH’s subsidiaries as unrestricted subsidiaries; and

•         pay dividends, redeem or repurchase capital stock or make other restricted payments.

The Series A CCWH Subordinated Notes indenture and Series B CCWH Subordinated Notes indenture restrict CCOH’s ability to incur additional indebtedness but permit CCOH to incur additional indebtedness based on an incurrence test.  In order to incur additional indebtedness under this test, CCOH’s debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.0:1.  The indentures contain certain other exceptions that allow CCOH to incur additional indebtedness. The Series B CCWH Subordinated Notes indenture also permits CCOH to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if its debt to adjusted EBITDA ratios (as defined by the indentures) is lower than 7.0:1.  The Series A CCWH Senior Subordinated Notes indenture does not limit CCOH’s ability to pay dividends.  The Series B CCWH Subordinated Notes indenture contains certain exceptions that allow CCOH to pay dividends, including (i) $525.0 million of dividends made pursuant to general restricted payment baskets and (ii) dividends made using proceeds received upon a demand by CCOH of amounts outstanding under the revolving promissory note issued by Clear Channel to CCOH.

With the proceeds of the CCWH Subordinated Notes (net of the initial purchasers’ discount of $33.0 million), CCWH loaned an aggregate amount equal to $2,167.0 million to CCOI. CCOI paid all other fees and expenses of the offering using cash on hand and, with the proceeds of the loans, made a special cash dividend to CCOH, which in turn made a special cash dividend on March 15, 2012 in an amount equal to $6.0832 per share to its Class A and Class B stockholders of record at the close of business on March 12, 2012, including Clear Channel Holdings, Inc. (“CC Holdings”) and CC Finco, LLC (“CC Finco”), both wholly-owned subsidiaries of the Company.  Of the $2,170.4 million special cash dividend paid by CCOH, an aggregate of $1,925.7 million was distributed to CC Holdings and CC Finco, with the remaining $244.7 million distributed to other stockholders.  As a result, the Company recorded a reduction of $244.7 million in “Noncontrolling interest” on the consolidated balance sheet.

Refinancing Transactions

During the first quarter of 2011, Clear Channel amended its senior secured credit facilities and its receivables based credit facility and issued $1.0 billion aggregate principal amount of Priority Guarantee Notes due 2021 (the “Initial Priority Guarantee Notes due 2021”). The Company capitalized $39.5 million in fees and expenses associated with the offering of the Initial Priority Guarantee Notes due 2021 and is amortizing them through interest expense over the life of the Initial Priority Guarantee Notes due 2021.

Clear Channel used the proceeds of the Initial Priority Guarantee Notes due 2021 offering to prepay $500.0 million of the indebtedness outstanding under its senior secured credit facilities. The $500.0 million prepayment was allocated on a ratable basis between outstanding term loans and revolving credit commitments under Clear Channel’s revolving credit facility.  The prepayment resulted in the accelerated expensing of $5.7 million of loan fees recorded in “Loss on extinguishment of debt”.

Clear Channel obtained, concurrent with the offering of the Initial Priority Guarantee Notes due 2021, amendments to its credit agreements with respect to its senior secured credit facilities and its receivables based credit facility (revolving credit commitments under the receivables based facility were reduced from $783.5 million to $625.0 million), which were required as a condition to complete the offering. The amendments, among other things, permit Clear Channel to request future extensions of the maturities of its senior secured credit facilities, provide Clear Channel with greater flexibility in the use of its accordion capacity, provide Clear Channel with greater flexibility to incur new debt, provided that the proceeds from such new debt are used to pay down senior secured credit facility indebtedness, and provide greater flexibility for CCOH and its subsidiaries to incur new debt, provided that the net proceeds distributed to Clear Channel from the issuance of such new debt are used to pay down senior secured credit facility indebtedness.

In June 2011, Clear Channel issued an additional $750.0 million in aggregate principal amount of its Priority Guarantee Notes due 2021 (the “Additional Priority Guarantee Notes due 2021”) at an issue price of 93.845% of the principal amount of the Additional Priority Guarantee Notes due 2021. Interest on the Additional Priority Guarantee Notes due 2021 accrued from February 23, 2011, and accrued interest was paid by the purchaser at the time of delivery of the Additional Priority Guarantee Notes due 2021 on June 14, 2011. The Initial Priority Guarantee Notes due 2021 and the Additional Priority Guarantee Notes due 2021 have identical terms and are treated as a single class.  Of the $703.8 million of proceeds from the issuance of the Additional Priority Guarantee Notes due 2021 ($750.0 million aggregate principal amount net of $46.2 million of discount), Clear Channel used $500.0 million for general corporate purposes (to replenish cash on hand that Clear Channel previously used to pay senior notes at maturity on March 15, 2011 and May 15, 2011) and used the remaining $203.8 million to repay at maturity a portion of Clear Channel’s 5% senior notes that matured in March 2012.

The Company capitalized an additional $7.1 million in fees and expenses associated with the offering of the Additional Priority Guarantee Notes due 2021 and is amortizing them through interest expense over the life of the Additional Priority Guarantee Notes due 2021.

In March 2012, CCWH issued $275.0 million aggregate principal amount of the Series A CCWH Subordinated Notes and $1,925.0 million aggregate principal amount of the Series B CCWH Subordinated Notes and in connection therewith, CCOH distributed the CCOH Dividend of $6.0832 per share to its stockholders of record. Using CCOH Dividend proceeds distributed to the

Company’s wholly-owned subsidiaries, together with cash on hand, Clear Channel repaid $2,096.2 million of indebtedness under its senior secured credit facilities.

During the fourth quarter of 2012, Clear Channel exchanged $2.0 billion aggregate principal amount of term loans under its senior secured credit facilities for a like principal amount of newly issued Clear Channel Priority Guarantee Notes due 2019. The exchange offer, which was offered to eligible existing lenders under Clear Channel’s senior secured credit facilities, was exempt from registration under the Securities Act of 1933, as amended.  The Company capitalized $11.9 million in fees and expenses associated with the offering and are amortizing them through interest expense over the life of the notes.

In November 2012, CCWH issued $735.75 million aggregate principal amount of the Series A CCWH Senior Notes, which were issued at an issue price of 99.0% of par, and $1,989.25 million aggregate principal amount of the Series B CCWH Senior Notes, which were issued at par.  CCWH used the net proceeds from the offering of the CCWH Senior Notes, together with cash on hand, to fund the tender offer for and redemption of the Existing CCWH Senior Notes.

Debt Repurchases, Maturities and Other

During November 2012, CCWH repurchased $1,724.7 million aggregate principal amount of the Existing CCWH Senior Notes in a tender offer for the Existing CCWH Senior Notes.  Simultaneously with the early settlement of the tender offer, CCWH called for redemption all of the remaining $775.3 million aggregate principal amount of Existing CCWH Senior Notes that were not purchased on the early settlement date of the tender offer.  In connection with the redemption, CCWH satisfied and discharged its obligations under the Existing CCWH Senior Notes indentures by depositing with the trustee sufficient funds to pay the redemption price, plus accrued and unpaid interest on the remaining outstanding Existing CCWH Senior Notes to, but not including, the December 19, 2012 redemption date.

During October 2012, Clear Channel consummated a private exchange offer of $2.0 billion aggregate principal amount of term loans under its senior secured credit facilities for a like principal amount of newly issued Priority Guarantee Notes due 2019.  The exchange offer was available only to eligible lenders under the senior secured credit facilities, and the Priority Guarantee Notes due 2019 were offered only in reliance on exemptions from registration under the Securities Act of 1933, as amended.

In connection with the issuance of the CCWH Subordinated Notes, CCOH paid the $2,170.4 million CCOH Dividend on March 15, 2012 to its Class A and Class B stockholders, consisting of $1,925.7 million distributed to CC Holdings and CC Finco and $244.7 million distributed to other stockholders. In connection with the Subordinated Notes issuance and CCOH Dividend, Clear Channel repaid indebtedness under its senior secured credit facilities in an amount equal to the aggregate amount of dividend proceeds distributed to CC Holdings and CC Finco, or $1,925.7 million.  Of this amount, a prepayment of $1,918.1 million was applied to indebtedness outstanding under Clear Channel’s revolving credit facility, thus permanently reducing the revolving credit commitments under Clear Channel’s revolving credit facility to $10.0 million.  During the fourth quarter of 2012, the revolving credit facility was permanently paid off and terminated using available cash on hand.  The remaining $7.6 million prepayment was allocated on a pro rata basis to Clear Channel’s term loan facilities.

In addition, on March 15, 2012, using cash on hand, Clear Channel made voluntary prepayments under its senior secured credit facilities in an aggregate amount equal to $170.5 million, as follows: (i) $16.2 million under its term loan A due 2014, (ii) $129.8 million under its term loan B due 2016, (iii) $10.0 million under its term loan C due 2016 and (iv) $14.5 million under its delayed draw term loans due 2016. In connection with the prepayments on Clear Channel’s senior secured credit facilities, we recorded a loss of $15.2 million in “Loss on extinguishment of debt” related to the accelerated expensing of loan fees.

During March 2012, Clear Channel repaid its 5.0% senior notes at maturity for $249.9 million (net of $50.1 million principal amount repaid to a subsidiary of Clear Channel with respect to notes repurchased and held by such entity), plus accrued interest, using a portion of the proceeds from the June 2011 Offering of the Additional Notes, along with cash on hand.

During 2011 and 2010, CC Investments, Inc. (“CC Investments”) and CC Finco, indirect wholly-owned subsidiaries of the Company, repurchased certain of Clear Channel’s outstanding senior notes, senior cash pay notes and senior toggle notes through open market repurchases, privately negotiated transactions and tenders as shown in the table below.  These entities did not repurchase any debt during 2012.  Notes repurchased and held by CC Investments and CC Finco are eliminated in consolidation.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Years Ended December 31,
	2012	2011	2010
CC Investments
Principal amount of debt repurchased	$-	$-	$185,185
Deferred loan costs and other	-	-	104
Gain recorded in "Other income (expense) - net"(2)	-	-	(60,289)
Cash paid for repurchases of long-term debt	$-	$-	$125,000

CC Finco, LLC
Principal amount of debt repurchased	$-	$80,000	$-
Purchase accounting adjustments(1)	-	(20,476)	-
Gain recorded in "Other income (expense) - net"(2)	-	(4,274)	-
Cash paid for repurchases of long-term debt	$-	$55,250	$-

(1)     Represents unamortized fair value purchase accounting discounts recorded as a result of the merger.

(2)     CC Investments and CC Finco repurchased certain of Clear Channel’s senior notes, senior cash pay notes and senior toggle notes at a discount, resulting in a gain on the extinguishment of debt.

During 2011, Clear Channel repaid its 6.25% senior notes at maturity for $692.7 million (net of $57.3 million principal amount repaid to a subsidiary of Clear Channel with respect to notes repurchased and held by such entity), plus accrued interest, using a portion of the proceeds from the February 2011 Offering of the Initial Notes, along with available cash on hand. Clear Channel also repaid its 4.4% senior notes at maturity for $140.2 million (net of $109.8 million principal amount repaid to a subsidiary of Clear Channel with respect to notes repurchased and held by such entity), plus accrued interest, with available cash on hand.  Prior to, and in connection with the June 2011 Offering, Clear Channel repaid all amounts outstanding under its receivables based credit facility on June 8, 2011, using cash on hand. This voluntary repayment did not reduce the commitments under this facility and Clear Channel may reborrow amounts under this facility at any time.  In addition, on June 27, 2011, Clear Channel made a voluntary payment of $500.0 million on its revolving credit facility.  Furthermore, CC Finco repurchased $80.0 million aggregate principal amount of Clear Channel’s outstanding 5.5% senior notes due 2014 for $57.1 million, including accrued interest, through an open market purchase.

During 2010, Clear Channel repaid its remaining 7.65% senior notes upon maturity for $138.8 million, including $5.1 million of accrued interest, with proceeds from its delayed draw term loan facility that was specifically designated for this purpose.  Also during 2010, Clear Channel repaid its remaining 4.5% senior notes upon maturity for $240.0 million with available cash on hand.

Future maturities of long-term debt at December 31, 2012 are as follows:

(in thousands)
2013	$381,729
2014	1,331,856
2015	270,959
2016	10,016,646
2017	74
Thereafter	9,154,754
Total (1)	$21,156,018

(1)   Excludes purchase accounting adjustments and original issue discount of $408.9 million, which is amortized through interest expense over the life of the underlying debt obligations.

NOTE 6 – FAIR VALUE MEASUREMENTS

ASC 820-10-35 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The cost, unrealized holding gains or losses, and fair value of the Company’s investments at December 31, 2012 and 2011 are as follows:

(In thousands)		Gross	Gross
		Unrealized	Unrealized	Fair
Investments	Cost	Losses	Gains	Value
2012
Available-for-sale	$5,207	$-	$106,220	$111,427
Other cost investments	7,769	-	-	7,769
Total	$12,976	$-	$106,220	$119,196

2011
Available-for-sale	$7,786	$-	$65,214	$73,000
Other cost investments	4,766	-	-	4,766
Total	$12,552	$-	$65,214	$77,766

Other cost investments include various investments in companies for which there is no readily determinable market value.  The Company recognized other-than-temporary impairments of $2.0 million on a cost investment for the year ended December 31, 2012, which was a non-cash impairment charge recorded in “Loss on marketable securities.”

The Company’s available-for-sale security, Independent News & Media PLC (“INM”), was in an unrealized loss position for an extended period of time.  As a result, the Company considered the guidance in ASC 320-10-S99 and reviewed the length of the time and the extent to which the market value was less than cost and the financial condition and near-term prospects of the issuer.  After this assessment, the Company concluded that the impairment was other than temporary and recorded a non-cash impairment charge of $2.6 million, $4.8 million and $6.5 million in “Loss on marketable securities” for the years ended December 31, 2012, 2011 and 2010, respectively.

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

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of the Company’s $2.5 billion notional amount interest rate swap designated as a hedging instrument was $76.9 million and recorded in “Other current liabilities” and $159.1 million and recorded in “Other long-term liabilities” at December 31, 2012 and 2011, respectively. The swap agreement matures on September 30, 2013.

The following table provides the beginning and ending accumulated other comprehensive loss and the current period activity related to the interest rate swap agreement:

(In thousands)	Accumulated other
comprehensive loss
Balance at December 31, 2010	$134,067
Other comprehensive income	33,775
Balance at December 31, 2011	100,292
Other comprehensive income	52,112
Balance at December 31, 2012	$48,180

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

Certain acquisition agreements include deferred consideration payments based on performance requirements by the seller typically

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

involving the completion of a development or obtaining appropriate permits that enable the Company to construct additional advertising displays.  At December 31, 2012, the Company believes its maximum aggregate contingency, which is subject to performance requirements by the seller, is approximately $30.0 million.  As the contingencies have not been met or resolved as of December 31, 2012, these amounts are not recorded.

As of December 31, 2012, the Company's future minimum rental commitments under non-cancelable operating lease agreements with terms in excess of one year, minimum payments under non-cancelable contracts in excess of one year, capital expenditure commitments and employment/talent contracts consist of the following:

(In thousands)			Capital
	Non-Cancelable	Non-Cancelable	Expenditure	Employment/Talent
	Operating Lease	Contracts	Commitments	Contracts
2013	$380,288	$561,837	$80,143	$85,762
2014	330,397	473,937	25,426	66,304
2015	316,951	418,056	21,273	60,383
2016	255,262	311,899	7,688	58,320
2017	210,444	154,668	11,112	17,536
Thereafter	1,283,847	450,526	932	-
Total	$2,777,189	$2,370,923	$146,574	$288,305

Rent expense charged to operations for the years ended December 31, 2012, 2011 and 2010 was $1.14 billion, $1.16 billion and $1.10 billion, respectively.

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

Although the Company is involved in a variety of legal proceedings in the ordinary course of business, a large portion of its litigation arises in the following contexts: commercial disputes; defamation matters; employment and benefits related claims; governmental fines; intellectual property claims; and tax disputes.

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

On August 8, 2011, Brazil’s National Council of Fiscal Policy (CONFAZ) published a convenio authorizing sixteen states, including the State of São Paulo, to issue an amnesty that would reduce the principal amount of VAT allegedly owed and reduce or waive related interest and penalties.  The State of São Paulo ratified the amnesty in late August 2011.   On May 10, 2012, the State of São Paulo published an amnesty decree that mirrors the convenio.  Klimes and L&C accepted the amnesty on May 24, 2012 by making the aggregate required payment of $10.9 million.  On that same day, Klimes and L&C filed petitions to discontinue the tax litigation based on the amnesty payments.  The Company was notified in January 2013 that the petitions to discontinue the litigation were granted and the lawsuits filed by Klimes and L&C were dismissed effective June 1, 2012 and July 11, 2012, respectively.

Stockholder Litigation

Two derivative lawsuits were filed in March 2012 in Delaware Chancery Court by stockholders of Clear Channel Outdoor Holdings, Inc., an indirect non-wholly owned subsidiary of Clear Channel Communications, Inc., which is, in turn, an indirect wholly owned subsidiary of the Company. The consolidated lawsuits are captioned In re Clear Channel Outdoor Holdings, Inc. Derivative Litigation, Consolidated Case No. 7315-CS. The complaints name as defendants certain of Clear Channel Communications, Inc.’s and Clear Channel Outdoor Holdings, Inc.’s current and former directors and Clear Channel Communications, Inc., as well as Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P.  Clear Channel Outdoor Holdings, Inc. also is named as a nominal defendant.  The complaints allege, among other things, that in December 2009 Clear Channel Communications, Inc. breached fiduciary duties to Clear Channel Outdoor Holdings, Inc. and its stockholders by allegedly requiring Clear Channel Outdoor Holdings, Inc. to agree to amend the terms of a revolving promissory note payable by Clear Channel Communications, Inc. to Clear Channel Outdoor Holdings, Inc. to extend the maturity date of the note and to amend the interest rate payable on the note. According to the complaints, the terms of the amended promissory note were unfair to Clear Channel Outdoor Holdings, Inc. because, among other things, the interest rate was below market. The complaints further allege that Clear Channel Communications, Inc. was unjustly enriched as a result of that transaction.  The complaints also allege that the director defendants breached fiduciary duties to Clear Channel Outdoor Holdings, Inc. in connection with that transaction and that the transaction constituted corporate waste.  On April 4, 2012, the board of directors of Clear Channel Outdoor Holdings, Inc. formed a special litigation committee consisting of independent directors (the “SLC”) to review and investigate plaintiffs’ claims and determine the course of action that serves the best interests of Clear Channel Outdoor Holdings, Inc. and its stockholders.  On June 20, 2012, the SLC filed a motion to stay the lawsuits for six months while it completes its review and investigation.  In response, on June 27, 2012, plaintiffs filed a motion for an expedited trial, asking the Court to schedule a trial on the merits in October 2012. On July 23, 2012, the Court issued an order granting the motion to stay and denying the motion for an expedited trial. On January 23, 2013, the SLC filed a motion to extend the stay for thirty days, and on January 24, 2013, the Court granted that motion, extending the stay for thirty days from the date of the order.

Los Angeles Litigation

In 2008, Summit Media, LLC, one of the Company’s competitors, sued the City of Los Angeles, Clear Channel Outdoor, Inc. and CBS Outdoor in Los Angeles Superior Court (Case No. BS116611) challenging the validity of a Stipulated Judgment that had been entered into in November 2006 among the parties.  Pursuant to the Stipulated Judgment, Clear Channel Outdoor, Inc. had taken down existing billboards and converted 83 existing signs from static displays to digital displays pursuant to modernization permits issued through an administrative process of the City.  The Los Angeles Superior Court ruled in January 2010 that the Stipulated Judgment constituted an ultra vires act of the City and nullified its existence, but did not invalidate the modernization permits issued to Clear Channel Outdoor, Inc. and CBS.  All parties appealed the ruling by the Los Angeles Superior Court to Court of Appeal for the State of California, Second Appellate District, Division 8.  At an October 30, 2012 oral argument by the parties, the California Court of Appeal read a preliminary ruling from the bench prior to the argument indicating it would uphold the Los Angeles Superior Court’s finding that the Stipulated Judgment was ultra vires and would remand the case to the Los Angeles Superior Court for the purpose of invalidating the permits issued to Clear Channel Outdoor, Inc. and CBS for the digital displays that were the subject of the Stipulated Judgment.  The Court of Appeal issued its written ruling in this matter on December 10, 2012, consistent with its October 30, 2012 preliminary ruling.  Clear Channel Outdoor, Inc. filed a motion for rehearing on December 26, 2012. The Court of Appeal denied the motion for rehearing.  On January 22, 2013, Clear Channel Outdoor, Inc. filed a petition with the California Supreme Court requesting its review of the matter.

NOTE 8 – GUARANTEES

As of December 31, 2012, Clear Channel had outstanding surety bonds and commercial standby letters of credit of $50.0 million and $137.7 million, respectively, of which $70.7 million of letters of credit were cash secured.  Letters of credit in the amount of $5.0 million are collateral in support of surety bonds and these amounts would only be drawn under the letters of credit in the event the associated surety bonds were funded and Clear Channel did not honor its reimbursement obligation to the issuers. These letters of credit and surety bonds relate to various operational matters including insurance, bid, and performance bonds as well as other items.

As of December 31, 2012, Clear Channel had outstanding bank guarantees of $51.8 million. Bank guarantees in the amount of $4.6 million are backed by cash collateral.

NOTE 9 – INCOME TAXES

Significant components of the provision for income tax benefit (expense) are as follows:

(In thousands)	Years Ended December 31,
	2012	2011	2010
Current - Federal	$61,655	$18,608	$(4,534)
Current - foreign	(48,579)	(51,293)	(41,388)
Current - state	(9,408)	14,719	(5,278)
Total current benefit (expense)	3,668	(17,966)	(51,200)

Deferred - Federal	261,014	126,078	211,137
Deferred - foreign	27,970	13,708	(3,859)
Deferred - state	15,627	4,158	3,902
Total deferred benefit	304,611	143,944	211,180
Income tax benefit	$308,279	$125,978	$159,980

Current tax benefits of $3.7 million were recorded for 2012 as compared to current tax expenses of $18.0 million for 2011 primarily due to the Company’s settlement of U.S. Federal and foreign tax examinations during 2012.  Pursuant to the settlements, the Company recorded a reduction to current income tax expense of approximately $67.3 million during 2012 to reflect the net current tax benefits of the settlements.

Current tax expenses of $18.0 million were recorded for 2011 as compared to current tax expenses of $51.2 million for 2010 primarily due to the Company’s settlement of U.S. Federal, foreign and state tax examinations during 2011.  Pursuant to the settlements, the Company recorded a reduction to current income tax expense of approximately $51.1 million during 2011 to reflect the net current tax benefits of the settlements.

Deferred tax benefits of $304.6 million for 2012 primarily relate to future benefits of net operating loss carryforwards, and were higher when compared with deferred tax benefits of $143.9 million for 2011. The increase in deferred tax benefits in 2012 is primarily due to additional loss before income taxes in 2012 compared to 2011.

Deferred tax benefits of $143.9 million for 2011 primarily relate to future benefits of net operating loss carryforwards, and were lower when compared with deferred tax benefits of $211.2 million for 2010. The decrease in deferred tax benefits in 2011 is primarily due to a decrease in Federal tax losses.  Additional decreases are a result of the deferred tax impacts from the Company’s settlement of U.S. Federal and state tax examinations during 2011 along with the write-off of deferred tax assets associated with the 2011 vesting of certain equity awards.

Significant components of the Company's deferred tax liabilities and assets as of December 31, 2012 and 2011 are as follows:

(In thousands)	2012	2011
Deferred tax liabilities:
Intangibles and fixed assets	$2,418,558	$2,381,177
Long-term debt	381,712	465,201
Foreign	21,828	43,305
Investments in nonconsolidated affiliates	49,654	46,502
Unrealized loss in marketable securities	13,768	-
Other investments	2,122	7,068
Other	5,480	25,834
Total deferred tax liabilities	2,893,122	2,969,087

Deferred tax assets:
Accrued expenses	82,550	92,038
Unrealized gain in marketable securities	-	6,833
Net operating losses	1,107,594	917,078
Bad debt reserves	8,418	10,767
Deferred Income	553	590
Other	35,693	33,931
Total gross deferred tax assets	1,234,808	1,061,237
Less: Valuation allowance	12,312	14,177
Total deferred tax assets	1,222,496	1,047,060
Net deferred tax liabilities	$1,670,626	$1,922,027

Included in the Company’s net deferred tax liabilities are $19.2 million and $16.6 million of current net deferred tax assets for 2012 and 2011, respectively.  The Company presents these assets in “Other current assets” on its consolidated balance sheets.  The remaining $1.7 billion and $1.9 billion of net deferred tax liabilities for 2012 and 2011, respectively, are presented in “Deferred tax liabilities” on the consolidated balance sheets.

At December 31, 2012, the Company had recorded net operating loss carryforwards (tax effected) for federal and state income tax purposes of $1.1 billion, expiring in various amounts through 2032.  The Company expects to realize the benefits of the majority of net operating losses based on its expectations as to future taxable income from deferred tax liabilities that reverse in the relevant carryforward period and, therefore, the Company has not recorded a valuation allowance against those losses.

At December 31, 2012, net deferred tax liabilities include a deferred tax asset of $28.7 million relating to stock-based compensation expense under ASC 718-10, Compensation—Stock Compensation.  Full realization of this deferred tax asset requires stock options to be exercised at a price equaling or exceeding the sum of the grant price plus the fair value of the option at the grant date and restricted stock to vest at a price equaling or exceeding the fair market value at the grant date.  Accordingly, there can be no assurance that the stock price of the Company’s common stock will rise to levels sufficient to realize the entire deferred tax benefit currently reflected in its balance sheet.

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

The reconciliation of income tax computed at the U.S. Federal statutory tax rates to income tax benefit is:

	Years Ended December 31,
(In thousands)	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax benefit at
statutory rates	$251,814	35%	$137,903	35%	$217,991	35%
State income taxes, net of
Federal tax benefit	6,218	1%	18,877	5%	(1,376)	(0%)
Foreign taxes	8,782	2%	(4,683)	(1%)	(30,967)	(5%)
Nondeductible items	(4,617)	(1%)	(3,154)	(1%)	(3,165)	(0%)
Changes in valuation allowance
and other estimates	50,697	7%	(15,816)	(4%)	(16,263)	(3%)
Impairment charge	-	0%	-	0%	-	0%
Other, net	(4,615)	(1%)	(7,149)	(2%)	(6,240)	(1%)
Income tax benefit	$308,279	43%	$125,978	32%	$159,980	26%

A tax benefit was recorded for the year ended December 31, 2012 of 43%.  The effective tax rate for 2012 was impacted by the Company’s settlement of U.S. Federal and foreign tax examinations during the year.  Pursuant to the settlements, the Company recorded a reduction to income tax expense of approximately $60.6 million to reflect the net tax benefits of the settlements.  This benefit was partially offset by additional tax recorded during 2012 related to the write-off of deferred tax assets associated with the vesting of certain equity awards.  Foreign income before income taxes was approximately $84.0 million for 2012.

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

The Company continues to record interest and penalties related to unrecognized tax benefits in current income tax expense.  The total amount of interest accrued at December 31, 2012 and 2011 was $50.5 million and $61.0 million, respectively.  The total amount of unrecognized tax benefits and accrued interest and penalties at December 31, 2012 and 2011 was $188.9 million and $236.8 million, respectively, of which $158.3 million and $212.7 million is included in “Other long-term liabilities”, and $0.5 million and $4.5 million is included in “Accrued Expenses” on the Company’s consolidated balance sheets, respectively.  In addition, $30.0 million of unrecognized tax benefits are recorded net with the Company’s deferred tax assets for its net operating losses as opposed to being recorded in “Other long-term liabilities” at December 31, 2012.  The total amount of unrecognized tax benefits at December 31, 2012 and 2011 that, if recognized, would impact the effective income tax rate is $107.0 million and $146.0 million, respectively.

(In thousands)	Years Ended December 31,
Unrecognized Tax Benefits	2012	2011
Balance at beginning of period	$175,782	$225,469
Increases for tax position taken in the current year	10,575	5,373
Increases for tax positions taken in previous years	14,774	12,115
Decreases for tax position taken in previous years	(55,113)	(37,677)
Decreases due to settlements with tax authorities	(7,581)	(29,443)
Decreases due to lapse of statute of limitations	-	(55)
Balance at end of period	$138,437	$175,782

The Company and its subsidiaries file income tax returns in the United States Federal jurisdiction and various state and foreign jurisdictions.  During 2012, the Company effectively settled certain Federal and foreign examinations and as a result reversed liabilities that had been recorded for the uncertain tax positions in those periods.  The amount of liabilities reversed during 2012 was approximately $67.3 million, inclusive of interest.  In addition the Company settled an examination in the United Kingdom and, as a result of the settlement, paid approximately $7.2 million in tax and interest.  During 2011, the Company reached a settlement with the Internal Revenue Service (“IRS”) related to the examination of the tax years 2003 and 2004.  As a result of the settlement the Company paid approximately $22.4 million, inclusive of interest, to the IRS and reversed liabilities related to the settled tax years.  In addition, the Company effectively settled several state and foreign tax examinations during 2011 that resulted in a reduction to its net tax liabilities to reflect the tax benefits of the settlements.  The IRS is currently auditing the Company’s 2009 and 2010 periods and the Company is awaiting an appeals conference meeting for its 2007 and 2008 pre and post-merger periods.  Substantially all material state, local, and foreign income tax matters have been concluded for years through 2005.

NOTE 10 – MEMBER’S INTEREST

CCMH has issued approximately 27.6 million shares of Class A common stock, approximately 0.6 million shares of Class B common stock and approximately 59.0 million shares of Class C common stock.  Every holder of shares of Class A common stock is entitled to one vote for each share of Class A common stock.  Every holder of shares of Class B common stock is entitled to a number of votes per share equal to the number obtained by dividing (a) the sum of the total number of shares of Class B common stock outstanding as of the record date for such vote and the number of shares of Class C common stock outstanding as of the record date for such vote by (b) the number of shares of Class B common stock outstanding as of the record date for such vote.  Except as otherwise required by law, the holders of outstanding shares of Class C common stock are not entitled to any votes upon any matters presented to our stockholders.

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

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CCMH has granted options to purchase its shares of Class A common stock to certain key executives under its equity incentive plan at no less than the fair value of the underlying stock on the date of grant.  These options are granted for a term not to exceed ten years and are forfeited, except in certain circumstances, in the event the executive terminates his or her employment or relationship with CCMH or one of its affiliates.  Approximately two-thirds of the options granted vest based solely on continued service over a period of up to five years with the remainder becoming eligible to vest over a period of up to five years if certain predetermined performance targets are met.  The equity incentive plan contains antidilutive provisions that permit an adjustment of the number of shares of CCMH’s common stock represented by each option for any change in capitalization.

The Company accounts for its share-based payments using the fair value recognition provisions of ASC 718-10.  The fair value of the portion of options that vest based on continued service is estimated on the grant date using a Black-Scholes option-pricing model and the fair value of the remaining options which contain vesting provisions subject to service, market and performance conditions is estimated on the grant date using a Monte Carlo model.  Expected volatilities were based on historical volatility of peer companies’ stock, including CCMH, over the expected life of the options.  The expected life of the options granted represents the period of time that the options granted are expected to be outstanding.  The Company used historical data to estimate option exercises and employee terminations within the valuation model.  The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards.  The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods equal to the expected life of the option.  The following assumptions were used to calculate the fair value of these options:

	Years Ended December 31,
	2012	2011	2010
Expected volatility	71% – 77%	67%	58%
Expected life in years	6.3 – 6.5	6.3 – 6.5	5.0 – 7.0
Risk-free interest rate	0.97% – 1.55%	1.22% – 2.37%	2.03% – 2.74%
Dividend yield	0%	0%	0%

The following table presents a summary of CCMH's stock options outstanding at and stock option activity during the year ended December 31, 2012 (“Price” reflects the weighted average exercise price per share):

(In thousands, except per share data)	Options	Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2012	5,042	$22.49
Granted (1)	249	10.00
Exercised	-	-
Exchanged (2)	(2,024)	10.00
Forfeited	(375)	16.97
Expired	(100)	32.66
Outstanding, December 31, 2012 (3)	2,792	30.82	6.5 years	-
Exercisable	1,204	26.95	5.7 years	-
Expected to Vest	968	33.14	7.9 years	-

(1)     The weighted average grant date fair value of options granted during the years ended December 31, 2012, 2011, and 2010 was $2.68, $2.69 and $4.79 per share, respectively.

(2)     Amount represents options exchanged in connection with the voluntary stock option exchange program discussed below.

(3)     Non-cash compensation expense has not been recorded with respect to 0.9 million shares as the vesting of these options is subject to performance conditions that have not yet been determined probable to meet.

A summary of CCMH’s unvested options and changes during the year ended December 31, 2012 is presented below:

(In thousands, except per share data)	Options	Weighted Average Grant Date Fair Value
Unvested, January 1, 2012	4,048	$7.10
Granted	249	2.68
Vested (1)	(501)	7.74
Exchanged	(1,833)	3.38
Forfeited	(375)	3.34
Unvested, December 31, 2012	1,588	11.38

(1)     The total fair value of the options vested during the years ended December 31, 2012, 2011 and 2010 was $3.9 million, $3.8 million and $4.5 million, respectively.

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

CCMH has granted restricted stock awards to its employees and affiliates under its equity incentive plan.  The restricted stock awards are restricted in transferability for a term of up to five years. Restricted stock awards are forfeited, except in certain circumstances, in the event the employee terminates his or her employment or relationship with CCMH prior to the lapse of the restriction.  Dividends or distributions paid in respect of unvested restricted stock awards will be held by CCMH and paid to the recipients of the restricted stock awards upon vesting of the shares.

The following table presents a summary of CCMH's restricted stock outstanding at and restricted stock activity during the year ended December 31, 2012 (“Price” reflects the weighted average share price at the date of grant):

(In thousands, except per share data)	Awards	Price
Outstanding, January 1, 2012	445	$36.00
Granted (1)	4,204	2.93
Vested (restriction lapsed)	(1,380)	8.32
Forfeited (2)	(662)	3.01
Outstanding, December 31, 2012	2,607	5.69

(1)     Includes 3.3 million restricted share awards granted in connection with the voluntary stock option exchange program discussed below.

(2)     Includes 652 thousand restricted share awards forfeited pursuant to the tax assistance program offered through the voluntary stock option exchange program discussed below.

CCOH Share-Based Awards

CCOH Stock Options

The Company’s subsidiary, CCOH, has granted options to purchase shares of its Class A common stock to employees and directors of CCOH and its affiliates under its equity incentive plan at no less than the fair market value of the underlying stock on the date of grant.  These options are granted for a term not exceeding ten years and are forfeited, except in certain circumstances, in the event the employee or director terminates his or her employment or relationship with CCOH or one of its affiliates.  These options vest solely on continued service over a period of up to five years.  The equity incentive stock plan contains anti-dilutive provisions that permit an adjustment of the number of shares of CCOH’s common stock represented by each option for any change in capitalization. CCOH determined that the CCOH Dividend discussed in Note 5 was considered a change in capitalization and therefore adjusted outstanding options as of March 15, 2012.  No incremental compensation cost was recognized in connection with the adjustment.

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

	Years Ended December 31,
	2012	2011	2010
Expected volatility	54% – 56%	57%	58%
Expected life in years	6.3	6.3	5.5 – 7.0
Risk-free interest rate	0.92% – 1.48%	1.26% – 2.75%	1.38% – 3.31%
Dividend yield	0%	0%	0%

The following table presents a summary of CCOH’s stock options outstanding at and stock option activity during the year ended December 31, 2012 (“Price” reflects the weighted average exercise price per share):

(In thousands, except per share data)	Options	Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2012	8,991	$15.10
Granted (1)	2,812	6.64
Exercised (2)	(1,029)	4.06
Forfeited	(884)	7.87
Expired	(1,509)	12.23
Outstanding, December 31, 2012	8,381	9.22	6.2 years	$ 8,813
Exercisable	4,548	11.26	4.5 years	$ 4,792
Expected to vest	3,574	9.53	8.3 years	$ 1,186

(1)     The weighted average grant date fair value of CCOH options granted during the years ended December 31, 2012, 2011 and 2010 was $4.43, $8.30 and $5.65 per share, respectively.

(2)     Cash received from option exercises during the years ended December 31, 2012, 2011 and 2010 was $6.4 million, $1.4 million and $0.9 million, respectively.  The total intrinsic value of the options exercised during the years ended December 31, 2012, 2011 and 2010 was $7.9 million, $1.5 million and $1.1 million, respectively.

A summary of CCOH’s unvested options at and changes during the year ended December 31, 2012 is presented below:

(In thousands, except per share data)	Options	Weighted Average Grant Date Fair Value
Unvested, January 1, 2012	3,993	$6.41
Granted	2,812	4.43
Vested (1)	(2,088)	5.48
Forfeited	(884)	5.80
Unvested, December 31, 2012	3,833	5.19

(1)     The total fair value of CCOH options vested during the years ended December 31, 2012, 2011 and 2010 was $11.5 million, $8.2 million and $15.9 million, respectively.

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

The following table presents a summary of CCOH’s restricted stock and restricted stock units outstanding at and activity during the year ended December 31, 2012 (“Price” reflects the weighted average share price at the date of grant):

(In thousands, except per share data)	Awards	Price
Outstanding, January 1, 2012	83	$8.69
Granted	1,267	6.04
Vested (restriction lapsed)	(190)	5.35
Forfeited	(75)	9.03
Outstanding, December 31, 2012	1,085	6.26

Share-Based Compensation Cost

The share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. The following table presents the amount of share-based compensation recorded during the years ended December 31, 2012, 2011 and 2010:

(In thousands)	Years Ended December 31,
	2012	2011	2010
Direct operating expenses	$11,011	$10,013	$11,996
Selling, general &administrative expenses	6,378	5,359	7,109
Corporate expenses	11,151	5,295	15,141
Total share based compensation expense	$28,540	$20,667	$34,246

The tax benefit related to the share-based compensation expense for the years ended December 31, 2012, 2011 and 2010 was $10.8 million, $7.9 million and $13.0 million, respectively.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012, there was $30.3 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately two years.  In addition, as of December 31, 2012, there was $15.7 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.

CCMH completed a voluntary stock option exchange program on November 19, 2012 and exchanged 2.0 million stock options granted under the Clear Channel 2008 Executive Incentive Plan for 1.8 million replacement restricted share awards with different service and performance conditions. CCMH accounted for the exchange program as a modification of the existing awards under ASC 718 and will recognize incremental compensation expense of approximately $1.7 million over the service period of the new awards. In connection with the exchange program, CCMH granted an additional 1.5 million restricted stock awards pursuant to a tax assistance program offered to employees participating in the exchange.  Of the total 1.5 million restricted stock awards granted, 0.9 million were repurchased by CCMH upon expiration of the exchange program while the remaining 0.6 million awards were forfeited. CCMH recognized $2.6 million of expense related to the awards granted in connection with the tax assistance program.

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

During the year ended December 31, 2010, CCMH recorded additional share-based compensation expense of $6.0 million in “Corporate expenses” related to shares tendered by Mark P. Mays to CCMH on August 23, 2010 for purchase at $36.00 per share pursuant to a put option included in his amended employment agreement.

NOTE 11 – EMPLOYEE STOCK AND SAVINGS PLANS

Clear Channel has various 401(k) savings and other plans for the purpose of providing retirement benefits for substantially all employees.  Under these plans, an employee can make pre-tax contributions and Clear Channel will match a portion of such an employee’s contribution.  Employees vest in these Clear Channel matching contributions based upon their years of service to Clear Channel.  Contributions of $29.5 million, $27.8 million and $29.8 million to these plans for the years ended December 31, 2012, 2011 and 2010, respectively, were expensed.

Clear Channel offers a non-qualified deferred compensation plan for its highly compensated executives, under which such executives were able to make an annual election to defer up to 50% of their annual salary and up to 80% of their bonus before taxes.  Clear Channel suspended all salary and bonus deferrals and company matching contributions to the deferred compensation plan on January 1, 2010. Clear Channel accounts for the plan in accordance with the provisions of ASC 710-10.  Matching credits on amounts deferred may be made in Clear Channel’s sole discretion and Clear Channel retains ownership of all assets until distributed.  Participants in the plan have the opportunity to allocate their deferrals and any Clear Channel matching credits among different investment options, the performance of which is used to determine the amounts to be paid to participants under the plan.  In accordance with the provisions of ASC 710-10, the assets and liabilities of the non-qualified deferred compensation plan are presented in “Other assets” and “Other long-term liabilities” in the accompanying consolidated balance sheets, respectively.  The asset and liability under the deferred compensation plan at December 31, 2012 was approximately $10.6 million recorded in “Other assets” and $10.6 million recorded in “Other long-term liabilities”, respectively.  The asset and liability under the deferred compensation plan at December 31, 2011 was approximately $10.5 million recorded in “Other assets” and $10.5 million recorded in “Other long-term liabilities”, respectively.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — OTHER INFORMATION

The following table discloses the components of “Other income (expense)” for the years ended December 31, 2012, 2011 and 2010, respectively:

(In thousands)	Years Ended December 31,
	2012	2011	2010
Foreign exchange loss	$(3,018)	$(234)	$(12,783)
Other	3,268	(2,935)	(1,051)
Total other income (expense) — net	$250	$(3,169)	$(13,834)

The following table discloses the deferred income tax (asset) liability related to each component of other comprehensive income (loss) for the years ended December 31, 2012, 2011 and 2010, respectively:

(In thousands)	Years Ended December 31,
	2012	2011	2010
Foreign currency translation adjustments and other	$3,210	$(449)	$5,916
Unrealized holding gain on marketable securities	15,324	2,667	14,475
Unrealized holding gain on cash flow derivatives	30,074	20,157	9,067
Total increase in deferred tax liabilities	$48,608	$22,375	$29,458

The following table discloses the components of “Other current assets” as of December 31, 2012 and 2011, respectively:

(In thousands)	As of December 31,
	2012	2011
Inventory	$23,110	$21,157
Deferred tax asset	19,249	16,573
Deposits	10,277	15,167
Deferred loan costs	44,446	53,672
Other	70,126	89,582
Total other current assets	$167,208	$196,151

The following table discloses the components of “Other assets” as of December 31, 2012 and 2011, respectively:

(In thousands)	As of December 31,
	2012	2011
Investments in, and advances to, nonconsolidated affiliates	$370,912	$359,687
Other investments	119,196	77,766
Notes receivable	363	512
Prepaid expenses	32,382	600
Deferred loan costs	157,726	188,823
Deposits	18,420	17,790
Prepaid rent	71,942	79,244
Other	28,942	36,917
Non-qualified plan assets	10,593	10,539
Total other assets	$810,476	$771,878

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table discloses the components of “Other current liabilities” as of December 31, 2012 and 2011, respectively:

(In thousands)	As of December 31,
	2012	2011
Interest rate swap - current portion	$76,939	$-
Redeemable noncontrolling interest	60,950	-
Total other current liabilities	$137,889	$-

The following table discloses the components of “Other long-term liabilities” as of December 31, 2012 and 2011, respectively:

(In thousands)	As of December 31,
	2012	2011
Unrecognized tax benefits	$158,321	$212,672
Asset retirement obligation	56,047	50,983
Non-qualified plan liabilities	10,593	10,539
Interest rate swap - long-term portion	-	159,124
Deferred income	12,121	15,246
Redeemable noncontrolling interest	-	57,855
Deferred rent	106,394	81,599
Employee related liabilities	24,265	40,145
Other	82,776	79,725
Total other long-term liabilities	$450,517	$707,888

The following table discloses the components of “Accumulated other comprehensive loss,” net of tax, as of December 31, 2012 and 2011, respectively:

(In thousands)	As of December 31,
	2012	2011
Cumulative currency translation adjustment	$(178,372)	$(212,761)
Cumulative unrealized gain (losses) on securities	66,982	41,302
Cumulative other adjustments	6,286	5,708
Cumulative unrealized gain (losses) on cash flow derivatives	(48,180)	(100,292)
Total accumulated other comprehensive loss	$(153,284)	$(266,043)

NOTE 13 – SEGMENT DATA

The Company’s reportable segments, which it believes best reflect how the Company is currently managed, are CCME, Americas outdoor and International outdoor.  Revenue and expenses earned and charged between segments are recorded at estimated fair value and eliminated in consolidation.  The CCME segment provides media and entertainment services via broadcast and digital delivery and also includes the Company’s national syndication business.  The Americas outdoor advertising segment consists of operations primarily in the United States and Canada.  The International outdoor advertising segment primarily includes operations in Europe, Asia, Australia and Latin America.  The Americas outdoor and International outdoor display inventory consists primarily of billboards, street furniture displays and transit displays.  The Other category includes the Company’s media representation business as well as other general support services and initiatives which are ancillary to the Company’s other businesses.  Corporate includes infrastructure and support, including information technology, human resources, legal, finance and administrative functions of each of the Company’s reportable segments, as well as overall executive, administrative and support functions. Share-based payments are recorded by each segment in direct operating and selling, general and administrative expenses.

During the first quarter of 2012, the Company recast its segment reporting, as discussed in Note 1. The following table presents the Company’s reportable segment results for the years ended December 31, 2012, 2011 and 2010.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	CCME	Americas Outdoor Advertising	International Outdoor Advertising	Other	Corporate and other reconciling items	Eliminations	Consolidated
Year Ended December 31, 2012
Revenue	$3,084,780	$1,279,257	$1,667,687	$281,879	$-	$(66,719)	$6,246,884
Direct operating expenses	873,165	586,666	1,024,596	25,088	-	(12,965)	2,496,550
Selling, general and administrative expenses	997,511	212,794	364,502	152,394	-	(53,754)	1,673,447
Depreciation and amortization	271,399	192,023	205,258	45,568	15,037	-	729,285
Impairment charges	-	-	-	-	37,651	-	37,651
Corporate expenses	-	-	-	-	288,028	-	288,028
Other operating income - net	-	-	-	-	48,127	-	48,127
Operating income (loss)	$942,705	$287,774	$73,331	$58,829	$(292,589)	$-	$1,070,050

Intersegment revenues	$-	$1,175	$80	$65,464	$-	$-	$66,719
Segment assets	$8,201,798	$3,835,235	$2,256,309	$815,435	$1,183,936	$-	$16,292,713
Capital expenditures	$65,821	$117,647	$150,129	$17,438	$39,245	$-	$390,280
Share-based compensation expense	$6,985	$5,875	$4,529	$-	$11,151	$-	$28,540
Year Ended December 31, 2011
Revenue	$2,986,828	$1,252,725	$1,751,149	$234,542	$-	$(63,892)	$6,161,352
Direct operating expenses	849,265	571,779	1,067,022	27,807	-	(11,837)	2,504,036
Selling, general and administrative expenses	980,960	201,124	339,748	147,481	-	(52,055)	1,617,258
Depreciation and amortization	268,245	211,056	219,908	49,827	14,270	-	763,306
Impairment charges	-	-	-	-	7,614		7,614
Corporate expenses	-	-	-	-	227,096	-	227,096
Other operating income - net	-	-	-	-	12,682	-	12,682
Operating income (loss)	$888,358	$268,766	$124,471	$9,427	$(236,298)	$-	$1,054,724

Intersegment revenues	$-	$4,141	$-	$59,751	$-	$-	$63,892
Segment assets	$8,364,246	$3,886,098	$2,166,173	$809,212	$1,316,310	$-	$16,542,039
Capital expenditures	$50,198	$122,505	$166,044	$5,737	$19,490	$-	$363,974
Share-based compensation expense	$4,606	$7,601	$3,165	$-	$5,295	$-	$20,667
Year Ended December 31, 2010
Revenue	$2,869,499	$1,216,930	$1,581,064	$261,461	$-	$(63,269)	$5,865,685
Direct operating expenses	808,867	560,378	999,594	27,953	-	(15,145)	2,381,647
Selling, general and administrative expenses	963,853	199,990	294,666	159,827	-	(48,124)	1,570,212
Depreciation and amortization	256,673	198,896	214,692	52,965	9,643	-	732,869
Impairment charges	-	-	-	-	15,364	-	15,364
Corporate expenses	-	-	-	-	284,042	-	284,042
Other operating expense - net	-	-	-	-	(16,710)	-	(16,710)
Operating income (loss)	$840,106	$257,666	$72,112	$20,716	$(325,759)	$-	$864,841

Intersegment revenues	$275	$4,173	$-	$58,821	$-	$-	$63,269
Segment assets	$8,411,953	$4,415,901	$2,222,121	$812,189	$1,598,218	$-	$17,460,382
Capital expenditures	$27,781	$92,235	$103,038	$7,682	$10,728	$-	$241,464
Share-based compensation expense	$7,152	$9,207	$2,746	$-	$15,141	$-	$34,246

Revenue of $1.7 billion, $1.8 billion and $1.7 billion derived from the Company’s foreign operations are included in the data above for the years ended December 31, 2012, 2011 and 2010, respectively.  Revenue of $4.5 billion, $4.3 billion and $4.2 billion derived from the Company’s U.S. operations are included in the data above for the years ended December 31, 2012, 2011 and 2010, respectively.

Identifiable long-lived assets of $805.2 million, $797.7 million and $802.4 million derived from the Company’s foreign operations are included in the data above for the years ended December 31, 2012, 2011 and 2010, respectively. Identifiable long-lived assets of $2.2 billion, $2.3 billion and $2.3 billion derived from the Company’s U.S. operations are included in the data above for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 14 — QUARTERLY RESULTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended September 30,		Three Months Ended December 31,
	2012	2011	2012	2011	2012	2011	2012	2011
Revenue	$ 1,360,723	$ 1,320,826	$ 1,602,494	$ 1,604,386	$ 1,587,331	$ 1,583,352	$ 1,696,336	$ 1,652,788
Operating expenses:
Direct operating expenses	614,434	584,069	607,095	630,015	624,526	654,163	650,495	635,789
Selling, general and administrative expenses	423,628	372,710	398,123	420,436	419,855	402,160	431,841	421,952
Corporate expenses	69,198	52,347	71,158	56,486	70,811	54,247	76,861	64,016
Depreciation and amortization	175,366	183,711	181,839	189,641	182,350	197,532	189,730	192,422
Impairment charges	-	-	-	-	-	-	37,651	7,614
Other operating income (expense) - net	3,124	16,714	1,917	3,229	42,118	(6,490)	968	(771)
Operating income	81,221	144,703	346,196	311,037	331,907	268,760	310,726	330,224
Interest expense	374,016	369,666	385,867	358,950	388,210	369,233	400,930	368,397
Loss on marketable securities	-	-	-	-	-	-	(4,580)	(4,827)
Equity in earnings of nonconsolidated affiliates	3,555	2,975	4,696	5,271	3,663	5,210	6,643	13,502
Gain (loss) on extinguishment of debt	(15,167)	(5,721)	-	-	-	4,274	(239,556)	-
Other income (expense) - net	(1,106)	3,685	(1,397)	(4,517)	824	3,033	1,929	(5,370)
Loss before income taxes	(305,513)	(224,024)	(36,372)	(47,159)	(51,816)	(87,956)	(325,768)	(34,868)
Income tax benefit	157,398	92,661	8,663	9,184	13,232	20,665	128,986	3,468
Consolidated net loss	(148,115)	(131,363)	(27,709)	(37,975)	(38,584)	(67,291)	(196,782)	(31,400)
Less amount attributable to noncontrolling interest	(4,486)	469	11,316	15,204	11,977	6,765	(5,518)	11,627
Net loss attributable to the Company	$ (143,629)	$ (131,832)	$ (39,025)	$ (53,179)	$ (50,561)	$ (74,056)	$ (191,264)	$ (43,027)

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Clear Channel is a party to a management agreement with certain affiliates of Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018.  These agreements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses.  For the years ended December 31, 2012, 2011 and 2010, the Company recognized management fees and reimbursable expenses of $15.9 million, $15.7 million and $17.1 million, respectively.

Stock Purchases

On August 9, 2010, Clear Channel announced that its board of directors approved a stock purchase program under which Clear Channel or its subsidiaries may purchase up to an aggregate of $100.0 million of the Class A common stock of CCMH and/or the Class A common stock of CCOH. The stock purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at Clear Channel’s discretion. During 2011, CC Finco purchased 1,553,971 shares of CCOH’s Class A common stock through open market purchases for approximately $16.4 million.  During 2012, CC Finco purchased 111,291 shares of CCMH’s Class A common stock for $692,887.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – GUARANTOR SUBSIDIARIES

The Company and certain of Clear Channel’s direct and indirect wholly-owned domestic subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guaranteed on a joint and several basis certain of Clear Channel’s outstanding indebtedness.  The following consolidating schedules present financial information on a combined basis in conformity with the SEC’s Regulation S-X Rule 3-10(d):

(In thousands)	December 31, 2012
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$-	$11	$333,768	$891,231	$-	$1,225,010
Accounts receivable, net of allowance	-	-	678,448	745,551	-	1,423,999
Intercompany receivables (1)	37,822	3,995,170	166,019	-	(4,199,011)	-
Prepaid expenses	2,397	-	33,190	142,003	-	177,590
Other current assets	-	36,446	69,518	275,974	(214,730)	167,208
Total Current Assets	40,219	4,031,627	1,280,943	2,054,759	(4,413,741)	2,993,807
Property, plant and equipment, net	-	-	827,623	2,209,231	-	3,036,854
Indefinite-lived intangibles - licenses	-	-	2,423,979	-	-	2,423,979
Indefinite-lived intangibles - permits	-	-	-	1,070,720	-	1,070,720
Definite-lived intangibles, net	-	-	1,174,818	565,974	-	1,740,792
Goodwill	-	-	3,350,083	866,002	-	4,216,085
Intercompany notes receivable	-	962,000	-	-	(962,000)	-
Long-term intercompany receivable	-	-	-	729,157	(729,157)	-
Investment in subsidiaries	(8,574,081)	3,848,000	552,184	-	4,173,897	-
Other assets	-	115,188	333,607	842,377	(480,696)	810,476
Total Assets	$(8,533,862)	$8,956,815	$9,943,237	$8,338,220	$(2,411,697)	$16,292,713

Accounts payable	$-	$-	$37,436	$98,882	$-	$136,318
Accrued expenses	(1,732)	(103,240)	319,466	558,469	-	772,963
Accrued interest	-	210,874	-	(113)	(30,189)	180,572
Intercompany payable (1)	-	-	4,032,992	166,019	(4,199,011)	-
Current portion of long-term debt	-	372,321	-	9,407	-	381,728
Deferred income	-	-	62,901	109,771	-	172,672
Other current liabilities	-	76,939	-	60,950	-	137,889
Total Current Liabilities	(1,732)	556,894	4,452,795	1,003,385	(4,229,200)	1,782,142
Long-term debt	-	16,310,694	4,000	4,935,388	(884,713)	20,365,369
Long-term intercompany payable	-	729,157	-	-	(729,157)	-
Intercompany long-term debt	-	-	962,000	-	(962,000)	-
Deferred income taxes	(13,556)	(94,322)	1,089,659	705,935	2,160	1,689,876
Other long-term liabilities	-	28,473	182,142	239,902	-	450,517
Total member's interest (deficit)	(8,518,574)	(8,574,081)	3,252,641	1,453,610	4,391,213	(7,995,191)
Total Liabilities and Member's Equity	$(8,533,862)	$8,956,815	$9,943,237	$8,338,220	$(2,411,697)	$16,292,713

(1)    The intercompany payable balance includes approximately $7.3 billion of designated amounts of borrowing under the senior secured credit facilities by certain Guarantor Subsidiaries that are Co-Borrowers and primary obligors thereunder with respect to these amounts.  These amounts were incurred by the Co-Borrowers at the time of the closing of the merger, but were funded and will be repaid through accounts of the Subsidiary Issuer.  The intercompany receivables balance includes the amount of such borrowings, which are required to be repaid to the lenders under the senior secured credit facilities by the Guarantor Subsidiaries as Co-Borrowers and primary obligors thereunder.

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	December 31, 2011
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$-	$1	$461,572	$767,109	$-	$1,228,682
Accounts receivable, net of allowance	-	-	694,548	704,587	-	1,399,135
Intercompany receivables (1)	30,270	4,824,634	-	-	(4,854,904)	-
Prepaid expenses	2,251	-	25,944	133,122	-	161,317
Other current assets	-	46,018	81,620	144,573	(76,060)	196,151
Total Current Assets	32,521	4,870,653	1,263,684	1,749,391	(4,930,964)	2,985,285
Property, plant and equipment, net	-	-	815,245	2,248,082	-	3,063,327
Indefinite-lived intangibles - licenses	-	-	2,411,367	-	-	2,411,367
Indefinite-lived intangibles - permits	-	-	-	1,105,704	-	1,105,704
Other intangibles, net	-	-	1,389,935	627,825	-	2,017,760
Goodwill	-	-	3,325,771	860,947	-	4,186,718
Intercompany notes receivable	-	962,000	-	-	(962,000)	-
Long-term intercompany receivable	-	-	-	656,040	(656,040)	-
Investment in subsidiaries	(8,342,987)	5,234,229	2,844,451	-	264,307	-
Other assets	-	167,337	254,435	907,567	(557,461)	771,878
Total Assets	$(8,310,466)	$11,234,219	$12,304,888	$8,155,556	$(6,842,158)	$16,542,039

Accounts payable	$-	$-	$26,119	$95,456	$-	$121,575
Accrued expenses	(641)	(61,478)	266,249	531,022	-	735,152
Accrued interest	-	189,144	(1)	2,277	(31,059)	160,361
Intercompany payable (1)	-	-	4,743,944	110,960	(4,854,904)	-
Current portion of long-term debt	-	243,927	905	23,806	-	268,638
Deferred income	-	-	50,416	92,820	-	143,236
Total Current Liabilities	(641)	371,593	5,087,632	856,341	(4,885,963)	1,428,962
Long-term debt	-	18,305,183	3,321	2,522,103	(892,076)	19,938,531
Long-term intercompany payable	-	655,930	110	-	(656,040)	-
Intercompany long-term debt	-	-	962,000	-	(962,000)	-
Deferred income taxes	(13,845)	39,173	1,055,533	858,908	(1,170)	1,938,599
Other long-term liabilities	-	205,327	220,546	282,015	-	707,888
Total member's interest (deficit)	(8,295,980)	(8,342,987)	4,975,746	3,636,189	555,091	(7,471,941)
Total Liabilities and Member's Equity	$(8,310,466)	$11,234,219	$12,304,888	$8,155,556	$(6,842,158)	$16,542,039

(1)    The intercompany payable balance includes approximately $7.3 billion of designated amounts of borrowing under the senior secured credit facilities by certain Guarantor Subsidiaries that are Co-Borrowers and primary obligors thereunder with respect to these amounts.  These amounts were incurred by the Co-Borrowers at the time of the closing of the merger, but were funded and will be repaid through accounts of the Subsidiary Issuer.  The intercompany receivables balance includes the amount of such borrowings, which are required to be repaid to the lenders under the senior secured credit facilities by the Guarantor Subsidiaries as Co-Borrowers and primary obligors thereunder.

(In thousands)	Year Ended December 31, 2012
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$3,288,779	$2,974,108	$(16,003)	$6,246,884
Operating expenses:
Direct operating expenses	-	-	883,190	1,621,341	(7,981)	2,496,550
Selling, general and administrative expenses	-	-	1,090,006	591,463	(8,022)	1,673,447
Corporate expenses	10,829	-	171,771	105,428	-	288,028
Depreciation and amortization	-	-	328,633	400,652	-	729,285
Impairment charge	-	-	-	37,651	-	37,651
Other operating income (expense) – net	-	-	(2,825)	50,952	-	48,127
Operating income (loss)	(10,829)	-	812,354	268,525	-	1,070,050
Interest (income) expense – net	-	1,307,703	23,143	139,824	78,353	1,549,023
Loss on marketable securities	-	(1)	(2,001)	(2,578)	-	(4,580)
Equity in earnings (loss) of nonconsolidated affiliates	(329,817)	492,819	(174,774)	19,464	10,865	18,557
Loss on debt extinguishment	-	(33,652)	-	(221,071)	-	(254,723)
Other income (expense) – net	-	(1)	3,960	5,743	(9,452)	250
Income (loss) before income taxes	(340,646)	(848,538)	616,396	(69,741)	(76,940)	(719,469)
Income tax benefit (expense)	3,972	518,721	(246,380)	31,966	-	308,279
Consolidated net income (loss)	(336,674)	(329,817)	370,016	(37,775)	(76,940)	(411,190)
Less amount attributable to noncontrolling interest	-	-	(10,613)	23,902	-	13,289
Net income (loss) attributable to the Company	$(336,674)	$(329,817)	$380,629	$(61,677)	$(76,940)	$(424,479)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	(399)	40,641	-	40,242
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	-	-	25,676	(8,151)	5,578	23,103
Unrealized holding loss on cash flow derivatives	-	52,112	-	-	-	52,112
Reclassification adjustment	2	(2)	-	3,180	-	3,180
Equity in subsidiary comprehensive income (loss)	107,179	55,069	33,967	-	(196,215)	-
Comprehensive income (loss)	(229,493)	(222,638)	439,873	(26,007)	(267,577)	(305,842)
Less amount attributable to noncontrolling interest	-	-	4,175	1,703	-	5,878
Comprehensive income (loss) attributable to the Company	$(229,493)	$(222,638)	$435,698	$(27,710)	$(267,577)	$(311,720)

(In thousands)	Year Ended December 31, 2011
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$3,121,308	$3,059,676	$(19,632)	$6,161,352
Operating expenses:
Direct operating expenses	-	-	849,834	1,660,786	(6,584)	2,504,036
Selling, general and administrative expenses	-	-	1,062,726	567,580	(13,048)	1,617,258
Corporate expenses	10,878	-	125,964	90,254	-	227,096
Depreciation and amortization	-	-	327,240	436,066	-	763,306
Impairment charges	-	-	-	7,614	-	7,614
Other operating income – net	-	-	4,091	8,591	-	12,682
Operating income (loss)	(10,878)	-	759,635	305,967	-	1,054,724
Interest expense – net	13	1,360,995	2,370	27,321	75,547	1,466,246
Loss on marketable securities	-	-	-	(4,827)	-	(4,827)
Equity in earnings (loss) of nonconsolidated affiliates	(223,915)	629,915	54,407	26,987	(460,436)	26,958
Loss on debt extinguishment	-	(5,721)	(1)	-	4,275	(1,447)
Other income (expense) – net	(1)	1	590	(3,759)	-	(3,169)
Income (loss) before income taxes	(234,807)	(736,800)	812,261	297,047	(531,708)	(394,007)
Income tax benefit (expense)	3,985	512,885	(274,930)	(115,962)	-	125,978
Consolidated net income (loss)	(230,822)	(223,915)	537,331	181,085	(531,708)	(268,029)
Less amount attributable to noncontrolling interest	-	-	13,792	20,273	-	34,065
Net income (loss) attributable to the Company	$(230,822)	$(223,915)	$523,539	$160,812	$(531,708)	$(302,094)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	1,267	(30,914)	-	(29,647)
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	-	-	4,610	(2,874)	(1,960)	(224)
Unrealized holding loss on cash flow derivatives	-	33,775	-	-	-	33,775
Reclassification adjustment	-	-	-	3,787	-	3,787
Equity in subsidiary comprehensive income (loss)	5,518	(28,257)	(38,702)	-	61,441	-
Comprehensive income (loss)	(225,304)	(218,397)	490,714	130,811	(472,227)	(294,403)
Less amount attributable to noncontrolling interest	-	-	(4,594)	8,918	-	4,324
Comprehensive income (loss) attributable to the Company	$(225,304)	$(218,397)	$495,308	$121,893	$(472,227)	$(298,727)

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31, 2010
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$3,044,866	$2,824,400	$(3,581)	$5,865,685
Operating expenses:
Direct operating expenses	-	-	818,001	1,564,515	(869)	2,381,647
Selling, general and administrative expenses	-	-	1,060,262	512,662	(2,712)	1,570,212
Corporate expenses	12,274	28	164,144	107,596	-	284,042
Depreciation and amortization	-	-	317,761	415,108	-	732,869
Impairment charges	-	-	3,871	11,493	-	15,364
Other operating income – net	-	-	7,043	(23,753)	-	(16,710)
Operating income (loss)	(12,274)	(28)	687,870	189,273	-	864,841
Interest expense – net	17	1,415,932	379	40,198	76,815	1,533,341
Loss on marketable securities	-	-	-	(6,490)	-	(6,490)
Equity in earnings (loss) of nonconsolidated affiliates	(454,779)	428,976	(80,040)	5,749	105,796	5,702
Loss on debt extinguishment	-	-	-	-	60,289	60,289
Other income (expense) – net	(1)	(1)	(2,496)	(11,336)	-	(13,834)
Income (loss) before income taxes	(467,071)	(986,985)	604,955	136,998	89,270	(622,833)
Income tax benefit (expense)	4,508	532,206	(283,171)	(93,563)	-	159,980
Consolidated net income (loss)	(462,563)	(454,779)	321,784	43,435	89,270	(462,853)
Less amount attributable to noncontrolling interest	-	-	5,130	11,106	-	16,236
Net income (loss) attributable to the Company	$(462,563)	$(454,779)	$316,654	$32,329	$89,270	$(479,089)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	(903)	27,204	-	26,301
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	-	-	24,996	(7,809)	-	17,187
Unrealized holding loss on cash flow derivatives	-	15,112	-	-	-	15,112
Reclassification adjustment	-	-	-	14,750	-	14,750
Equity in subsidiary comprehensive income (loss)	64,493	49,381	26,528	-	(140,402)	-
Comprehensive income (loss)	(398,070)	(390,286)	367,275	66,474	(51,132)	(405,739)
Less amount attributable to noncontrolling interest	-	-	1,240	7,617	-	8,857
Comprehensive income (loss) attributable to the Company	$(398,070)	$(390,286)	$366,035	$58,857	$(51,132)	$(414,596)

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31, 2012
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(336,674)	$(329,817)	$370,016	$(37,775)	$(76,940)	$(411,190)
Reconciling items:
Impairment charges	-	-	-	37,651	-	37,651
Depreciation and amortization	-	-	328,633	400,652	-	729,285
Deferred taxes	289	(164,738)	20,143	(160,305)	-	(304,611)
Provision for doubtful accounts	-	-	4,459	7,256	-	11,715
Amortization of deferred financing charges and note discounts, net	-	196,549	(7,534)	(103,271)	78,353	164,097
Share-based compensation	-	-	17,951	10,589	-	28,540
Gain (loss) on disposal of operating assets	-	-	2,825	(50,952)	-	(48,127)
Loss on marketable securities	-	1	2,001	2,578	-	4,580
Equity in (earnings) loss of nonconsolidated affiliates	329,817	(492,819)	174,774	(19,464)	(10,865)	(18,557)
Loss on extinguishment of debt	-	33,652	-	221,071	-	254,723
Other reconciling items – net	-	-	(7,623)	25,423	-	17,800
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	-	-	12,256	(46,494)	-	(34,238)
Increase in accrued expenses	-	-	9,432	25,442	-	34,874
Increase (decrease) in accounts payable and other liabilities	-	(17,783)	(25,854)	24,589	-	(19,048)
Increase (decrease) in accrued interest	-	21,731	-	(2,377)	869	20,223
Increase in deferred income	-	-	9,521	23,961	-	33,482
Changes in other operating assets and liabilities	(1,237)	(41,762)	20,915	10,452	(869)	(12,501)
Net cash provided by (used for) operating activities	(7,805)	(794,986)	931,915	369,026	(9,452)	488,698
Cash flows from investing activities:
Proceeds from maturity of Clear Channel notes	-	-	-	50,149	(50,149)	-
Purchases of businesses	-	-	(45,395)	(4,721)	-	(50,116)
Purchases of property, plant and equipment	-	-	(114,023)	(276,257)	-	(390,280)
Proceeds from disposal of assets	-	-	3,223	56,442	-	59,665
Purchases of other operating assets	-	-	(9,107)	(5,719)	-	(14,826)
Change in other – net	-	1,925,661	1,918,909	(4,857)	(3,841,177)	(1,464)
Net cash provided by (used for) investing activities	-	1,925,661	1,753,607	(184,963)	(3,891,326)	(397,021)
Cash flows from financing activities:
Draws on credit facilities	-	602,500	-	2,063	-	604,563
Payments on credit facilities	-	(1,928,051)	-	(3,368)	-	(1,931,419)
Intercompany funding	10,401	903,857	(896,192)	(18,066)	-	-
Proceeds from long-term debt	-	-	-	4,917,643	-	4,917,643
Payments on long-term debt	-	(695,342)	(927)	(2,700,786)	50,149	(3,346,906)
Dividends paid	-	-	(1,916,207)	(2,179,849)	3,851,322	(244,734)
Deferred financing charges	-	(13,629)	-	(69,988)	-	(83,617)
Change in other – net	(2,596)	-	-	(7,590)	(693)	(10,879)
Net cash provided by (used for) financing activities	7,805	(1,130,665)	(2,813,326)	(59,941)	3,900,778	(95,349)
Net increase (decrease) in cash and cash equivalents	-	10	(127,804)	124,122	-	(3,672)
Cash and cash equivalents at beginning of period	-	1	461,572	767,109	-	1,228,682
Cash and cash equivalents at end of period	$-	$11	$333,768	$891,231	$-	$1,225,010

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31, 2011
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(230,822)	$(223,915)	$537,331	$181,085	$(531,708)	$(268,029)
Reconciling items:
Impairment charges	-	-	-	7,614	-	7,614
Depreciation and amortization	-	-	327,240	436,066	-	763,306
Deferred taxes	(1,180)	(249,392)	109,795	(3,167)	-	(143,944)
Provision for doubtful accounts	-	-	7,604	6,119	-	13,723
Amortization of deferred financing charges and note discounts, net	-	222,908	(6,144)	(104,277)	75,547	188,034
Share-based compensation	-	-	9,754	10,913	-	20,667
Gain on disposal of operating assets	-	-	(4,091)	(8,591)	-	(12,682)
Loss on marketable securities	-	-	-	4,827	-	4,827
Equity in (earnings) loss of nonconsolidated affiliates	223,915	(629,915)	(54,407)	(26,987)	460,436	(26,958)
Loss on extinguishment of debt	-	5,721	1	-	(4,275)	1,447
Other reconciling items – net	-	-	1,083	15,037	-	16,120
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	-	-	(13,090)	5,255	-	(7,835)
Decrease in accrued expenses	-	(4,341)	(93,854)	(29,047)	-	(127,242)
Increase (decrease) in accounts payable and other liabilities	-	-	(52,995)	37,864	-	(15,131)
Increase in accrued interest	-	16,866	20,813	1,127	364	39,170
Decrease in deferred income	-	-	(427)	(10,349)	-	(10,776)
Changes in other operating assets and liabilities	(125)	26,946	(78,254)	(16,556)	(364)	(68,353)
Net cash provided by (used for) operating activities	(8,212)	(835,122)	710,359	506,933	-	373,958
Cash flows from investing activities:
Proceeds from maturity of Clear Channel notes	-	-	-	167,022	(167,022)	-
Proceeds from sale of other investments	-	-	(700)	7,594	-	6,894
Purchases of businesses	-	-	(207)	(46,149)	-	(46,356)
Purchases of property, plant and equipment	-	-	(69,650)	(292,631)	-	(362,281)
Proceeds from disposal of assets	-	-	41,387	12,883	-	54,270
Purchases of other operating assets	-	-	(6,201)	(14,794)	-	(20,995)
Investment in Clear Channel notes	-	-	-	(55,250)	55,250	-
Change in other – net	-	-	69	(16,761)	17,074	382
Net cash provided by (used for) investing activities	-	-	(35,302)	(238,086)	(94,698)	(368,086)
Cash flows from financing activities:
Draws on credit facilities	-	55,000	-	-	-	55,000
Payments on credit facilities	-	(956,181)	-	(4,151)	-	(960,332)
Intercompany funding	8,518	1,486,401	(1,414,366)	(80,553)	-	-
Proceeds from long-term debt	-	1,724,650	1,604	5,012	-	1,731,266
Payments on long-term debt	-	(1,428,051)	(22,155)	(115,115)	167,022	(1,398,299)
Repurchase of long-term debt	-	-	-	-	(55,250)	(55,250)
Deferred financing charges	-	(46,697)	38	-	-	(46,659)
Change in other – net	(306)	-	1,032	(7,494)	(17,074)	(23,842)
Net cash provided by (used for) financing activities	8,212	835,122	(1,433,847)	(202,301)	94,698	(698,116)
Net increase (decrease) in cash and cash equivalents	-	-	(758,790)	66,546	-	(692,244)
Cash and cash equivalents at beginning of period	-	1	1,220,362	700,563	-	1,920,926
Cash and cash equivalents at end of period	$-	$1	$461,572	$767,109	$-	$1,228,682

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31, 2010
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(462,563)	$(454,779)	$321,784	$43,435	$89,270	$(462,853)
Reconciling items:
Impairment charges	-	-	3,871	11,493	-	15,364
Depreciation and amortization	-	-	317,761	415,108	-	732,869
Deferred taxes	(1,445)	(250,630)	56,272	(15,377)	-	(211,180)
Provision for doubtful accounts	-	-	14,312	8,806	-	23,118
Amortization of deferred financing charges and note discounts, net	-	251,590	(3,908)	(109,547)	76,815	214,950
Share-based compensation	-	-	22,200	12,046	-	34,246
(Gain) loss on sale of operating assets	-	-	(7,043)	23,753	-	16,710
Loss on marketable securities	-	-	-	6,490	-	6,490
Equity in (earnings) loss of nonconsolidated affiliates	454,779	(428,976)	80,040	(5,749)	(105,796)	(5,702)
Loss on extinguishment of debt	-	-	-	-	(60,289)	(60,289)
Other reconciling items - net	-	-	(149)	26,239	-	26,090
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	-	-	(73,082)	(46,778)	-	(119,860)
(Increase) decrease in Federal income taxes receivable	4,187	382,024	(304,098)	50,196	-	132,309
Increase in accrued expenses	-	-	71,525	45,907	-	117,432
Increase (decrease) in accounts payable and other liabilities	-	-	(11,740)	4,816	-	(6,924)
Increase (decrease) in accrued interest	-	131,055	-	243	(44,245)	87,053
Increase (decrease) in deferred income	-	-	8,024	(7,228)	-	796
Changes in other operating assets and liabilities	(547)	(79,835)	34,229	43,662	44,245	41,754
Net cash provided by (used for) operating activities	(5,589)	(449,551)	529,998	507,515	-	582,373
Cash flows from investing activities:
Investment in Clear Channel notes	-	-	(125,000)	-	125,000	-
Proceeds from maturity of Clear Channel notes	-	-	-	10,025	(10,025)	-
Proceeds from other investments	-	-	-	18,700	(17,500)	1,200
Purchases of property, plant and equipment	-	-	(45,868)	(195,596)	-	(241,464)
Proceeds from disposal of assets	-	-	20,884	7,753	-	28,637
Purchases of other operating assets	-	-	(14,269)	(1,841)	-	(16,110)
Change in other – net	-	-	35,325	(12,335)	(35,450)	(12,460)
Net cash provided by (used for) investing activities	-	-	(128,928)	(173,294)	62,025	(240,197)
Cash flows from financing activities:
Draws on credit facilities	-	194,000	-	4,670	-	198,670
Payments on credit facilities	-	(105,500)	-	(47,095)	-	(152,595)
Intercompany funding	2,975	605,939	(439,697)	(169,217)	-	-
Proceeds from long-term debt	-	138,795	-	6,844	-	145,639
Payments on long-term debt	-	(383,682)	(4)	(13,211)	27,525	(369,372)
Repurchases of long-term debt	-	-	-	-	(125,000)	(125,000)
Change in other - net	2,614	-	-	(40,650)	35,450	(2,586)
Net cash provided by (used for) financing activities	5,589	449,552	(439,701)	(258,659)	(62,025)	(305,244)
Net increase (decrease) in cash and cash equivalents	-	1	(38,631)	75,562	-	36,932
Cash and cash equivalents at beginning of period	-	-	1,258,993	625,001	-	1,883,994
Cash and cash equivalents at end of period	$-	$1	$1,220,362	$700,563	$-	$1,920,926

CLEAR CHANNEL CAPITAL I, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2012, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2012, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Member Clear Channel Capital I, LLC

We have audited Clear Channel Capital I, LLC and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive loss, changes in member’s deficit and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 19, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Antonio, Texas February 19, 2013

ITEM 9B.  Other Information

Not Applicable

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K..

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

Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.

ITEM 14.  Principal Accounting Fees and Services

                Fees are incurred by CCMH for both the CCMH and Clear Channel audit services and are not allocated between the two companies. The following fees for services provided by Ernst & Young LLP were incurred by CCMH with respect to the years ended December 31, 2012 and 2011:

	Year Ended December 31,
(In thousands)	2012	2011
Audit fees (a)…………………………………………………...	$5,448	$5,038
Audit-related fees (b)…………………………………………...	9	2
Tax fees (c)……………………………………………………..	929	572
All other fees (d)………………………………………………..	44	461
Total fees for services…………………………………..	$6,430	$6,073

(a)     Audit fees include professional services rendered for the audit of annual financial statements and reviews of quarterly financial statements.  This category also includes fees for statutory audits required internationally, services associated with documents filed with the SEC and in connection with securities offerings and private placements, work performed by tax professionals in connection with the audit or quarterly reviews, and accounting consultation and research work necessary to comply with financial reporting and accounting standards.

(b)     Audit-related fees include assurance and related services not reported under annual audit fees that reasonably relate to the performance of the audit or review of our financial statements and are not reported under Audit Fees, including attest and agreed-upon procedures services not required by statute or regulations, information systems reviews, due diligence related to mergers and acquisitions and employee benefit plan audits required internationally.

(c)     Tax fees include professional services rendered for tax compliance and tax planning advice provided domestically and internationally, except those provided in connection with the audit or quarterly reviews.  Of the $929,056  in tax fees with respect to 2012 and the $572,257 in tax fees with respect to 2011, $153,672 and $195,308, respectively, was related to tax compliance services.

(d)     All other fees include fees for products and services other than those in the above three categories.  This category includes permitted corporate finance services and certain advisory services.

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

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a)1.  Financial Statements.

The following consolidated financial statements are included in Item 8:

Consolidated Balance Sheets as of December 31, 2012 and 2011.

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Changes in Member’s Deficit for the Years Ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010.

Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedule.

The following financial statement schedule for the years ended December 31, 2012, 2011 and 2010 and related report of independent auditors is filed as part of this report and should be read in conjunction with the consolidated financial statements.

Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

(In thousands)		Charges
	Balance at	to Costs,	Write-off		Balance
	Beginning	Expenses	of Accounts		at End of
Description	of period	and other	Receivable	Other (1)	Period

Year ended December 31, 2010	$71,650	$23,023	$20,731	$718	$74,660

Year ended December 31, 2011	$74,660	$13,723	$27,345	$2,060	$63,098

Year ended December 31, 2012	$63,098	$11,715	$14,082	$(4,814)	$55,917

(1)     Primarily foreign currency adjustments and acquisition and/or divestiture activity.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Deferred Tax Asset Valuation Allowance

(In thousands)		Charges
	Balance at	to Costs,			Balance
	Beginning	Expenses			at end of
Description	of Period	and other (1)	Utilization	Adjustments (2)	Period

Year ended December 31, 2010	$3,854	$13,580	$-	$-	$17,434

Year ended December 31, 2011	$17,434	$-	$-	$(3,257)	$14,177

Year ended December 31, 2012	$14,177	$-	$-	$(1,865)	$12,312

(1)     During 2010, the Company recorded a valuation allowance on certain capital allowance deferred tax assets due to the uncertainty of the ability to utilize those assets in future periods.

(2)     During 2011 and 2012, the Company adjusted certain valuation allowances as a result of changes in tax rates in certain jurisdictions and changes to the net deferred tax liabilities.

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

4.5

Seventeenth Supplemental Indenture dated September 20, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed September 21, 2004).

4.6

Nineteenth Supplemental Indenture dated December 16, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed December 17, 2004).

4.7

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

4.8

Supplemental Indenture, dated July 30, 2008, by and among Clear Channel Capital I, LLC, certain subsidiaries of Clear Channel Communications, Inc. party thereto and Law Debenture Trust Company of New York (Incorporated by reference to Exhibit 10.17 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on July 30, 2008).

4.9

Supplemental Indenture, dated December 9, 2008, by and among CC Finco Holdings, LLC, a subsidiary of Clear Channel Communications, Inc. and Law Debenture Trust Company of New York (Incorporated by reference to Exhibit 10.24 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

4.10

Indenture, dated as of February 23, 2011, among Clear Channel Communications, Inc., Clear Channel Capital I, LLC, the other guarantors party thereto, Wilmington Trust FSB, as Trustee, and the other agents party thereto (Incorporated by reference to Exhibit 4.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on February 24, 2011).

4.11

Supplemental Indenture, dated as of June 14, 2011, among Clear Channel Communications, Inc. and Wilmington Trust FSB, as Trustee (Incorporated by reference to Exhibit 4.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on June 14, 2011).

4.12

Indenture, dated as of October 25, 2012, among Clear Channel Communications, Inc., Clear Channel Capital I, LLC, as guarantor, the other guarantors party thereto, U.S. Bank National Association, as trustee, and Deutsche Bank Trust Company Americas, as collateral agent (Incorporated by reference to Exhibit 4.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed October 25, 2012).

4.13

Registration Rights Agreement, dated as of October 25, 2012, by and among Clear Channel Communications, Inc., Clear Channel Capital I, LLC, as guarantor, certain subsidiary guarantors named therein and the dealer managers named therein (Incorporated by reference to Exhibit 4.3 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed October 25, 2012).

4.14

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

4.15

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

4.16

Indenture with respect to 7.625% Series A Senior Subordinated Notes due 2020, dated as of March 15, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed March 16, 2012).

4.17

Indenture with respect to 7.625% Series B Senior Subordinated Notes due 2020, dated as of March 15, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed March 16, 2012).

4.18

Indenture with respect to 6.50% Series A Senior Notes due 2022, dated as of November 19, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed November 19, 2012).

4.19

Indenture with respect to 6.50% Series B Senior Notes due 2022, dated as of November 19, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed November 19, 2012).

4.20

Exchange and Registration Rights Agreement with respect to 6.50% Series A Senior Notes due 2022, dated November 19, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and the initial purchasers named therein (Incorporated by reference to Exhibit 4.3 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed November 19, 2012).

4.21

Exchange and Registration Rights Agreement with respect to 6.50% Series B Senior Notes due 2022, dated November 19, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and the initial purchasers named therein (Incorporated by reference to Exhibit 4.4 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed November 19, 2012).

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

10.6

Amendment No. 1 to Amended and Restated Credit Agreement, dated as of October 25, 2012, by and among Clear Channel Communications, Inc., Clear Channel Capital I, LLC, the subsidiary co-borrowers party thereto, the foreign subsidiary revolving borrowers thereto, Citibank, N.A. as Administrative Agent, the lenders from time to time party thereto and the other agents party thereto (Incorporated by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed October 25, 2012).

10.7

Collateral Sharing Agreement, dated as of October 25, 2012, by and among Citibank N.A. as Administrative Agent, U.S. Bank National Association, as trustee, and Deutsche Bank Trust Company Americas, as collateral agent (Incorporated by reference to Exhibit 10.2 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed October 25, 2012).

10.8+

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

10.10

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

10.11

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

10.12

Amended and Restated Credit Agreement, dated as of December 24, 2012, by and among Clear Channel Communications, Inc., Clear Channel Capital I, LLC, the subsidiary borrowers party thereto, Citibank, N.A., as Administrative Agent, the lenders from time to time party thereto and the other agents party thereto (Incorporated by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on December 27, 2012).

10.13

Revolving Promissory Note dated November 10, 2005 payable by Clear Channel Communications, Inc. to Clear Channel Outdoor Holdings, Inc. in the original principal amount of $1,000,000,000 (Incorporated by reference to Exhibit 10.8 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.14

First Amendment, dated as of December 23, 2009, to the Revolving Promissory Note, dated as of November 10, 2005, by Clear Channel Communications, Inc., as Maker, to Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.40 to the Clear Channel Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.15

Revolving Promissory Note dated November 10, 2005 payable by Clear Channel Outdoor Holdings, Inc. to Clear Channel Communications, Inc. in the original principal amount of $1,000,000,000 (Incorporated by reference to Exhibit 10.7 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.16

First Amendment, dated as of December 23, 2009, to the Revolving Promissory Note, dated as of November 10, 2005, by Clear Channel Outdoor Holdings, Inc., as Maker, to Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.41 to the Clear Channel Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.17

Corporate Services Agreement dated November 16, 2005 between Clear Channel Outdoor Holdings, Inc. and Clear Channel Management Services, L.P. (Incorporated by reference to Exhibit 10.3 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.18

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

10.21§

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

10.22§

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

10.23

Affiliate Transactions Agreement, dated as of July 30, 2008, by and among CC Media Holdings, Inc., Bain Capital Fund IX, L.P., Thomas H. Lee Equity Fund VI, L.P. and BT Triple Crown Merger Co., Inc. (Incorporated by reference to Exhibit 99.6 to the CC Media Holdings, Inc. Form 8-A Registration Statement filed July 30, 2008).

10.24§

Side Letter Agreement, dated as of December 22, 2009, by and among CC Media Holdings, Inc., Clear Channel Capital IV, LLC, Clear Channel Capital V, L.P., Randall T. Mays and RTM Partners, Ltd. (Incorporated by reference to Exhibit 99.3 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed December 29, 2009).

10.25§

Stock Purchase Agreement dated as of November 15, 2010 by and among CC Media Holdings, Inc., Clear Channel Capital IV, LLC, Clear Channel Capital V, L.P. and Pittman CC LLC (Incorporated by reference to Exhibit 10.3 to the CC Media Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.26§

Aircraft Lease Agreement dated as of November 16, 2011 by and between Yet Again Inc. and Clear Channel Broadcasting, Inc. (Incorporated by reference to Exhibit 10.23 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2011).

10.27§

Clear Channel 2008 Executive Incentive Plan (the “CC Executive Incentive Plan”) (Incorporated by reference to Exhibit 10.26 to the Clear Channel Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.28§

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

10.30§

Form of Senior Management Option Agreement under the CC Executive Incentive Plan (Incorporated by reference to Exhibit 10.22 to the CC Media Holdings, Inc. Current Report on Form 8-K filed July 30, 2008).

10.31§	Form of Executive Option Agreement under the CC Executive Incentive Plan (Incorporated by reference to Exhibit 10.23 to the CC Media Holdings, Inc. Current Report on Form 8-K filed July 30, 2008).
10.32§	Clear Channel Employee Equity Investment Program (Incorporated by reference to Exhibit 10.24 to the CC Media Holdings, Inc. Current Report on Form 8-K filed July 30, 2008).
10.33§

CC Media Holdings, Inc. 2008 Annual Incentive Plan (Incorporated by reference to Exhibit 10.32 to the Clear Channel Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.34§	Summary Description of 2012 Supplemental Incentive Plan (Incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Current Report on Form 8-K filed February 23, 2012).
10.35§

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

10.37§

Form of Option Agreement under the CCOH Stock Incentive Plan (approved February 21, 2011) (Incorporated by reference to Exhibit 10.33 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2011).

10.38§

Form of Restricted Stock Award Agreement under the CCOH Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-8 (File No. 333-130229) filed December 9, 2005).

10.39§

Form of Restricted Stock Unit Award Agreement under the CCOH Stock Incentive Plan (Incorporated by reference to Exhibit 10.16 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.40§

Clear Channel Outdoor Holdings, Inc. 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-8 (File No. 333-181514) filed May 18, 2012).

10.41§

Clear Channel Outdoor Holdings, Inc. Amended and Restated 2006 Annual Incentive Plan (Incorporated by reference to Appendix B to the Clear Channel Outdoor Holdings, Inc. Definitive Proxy Statement on Schedule 14A for its 2012 Annual Meeting of Stockholders filed April 9, 2012).

10.42§

Relocation Policy - Chief Executive Officer and Direct Reports (Guaranteed Purchase Offer) (Incorporated by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed October 12, 2010).

10.43§

Relocation Policy - Chief Executive Officer and Direct Reports (Buyer Value Option) (Incorporated by reference to Exhibit 10.2 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed October 12, 2010).

10.44§	Relocation Policy - Function Head Direct Reports (Incorporated by reference to Exhibit 10.3 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed October 12, 2010).
10.45§

Form of CC Media Holdings, Inc. and Clear Channel Communications, Inc. Indemnification Agreement (Incorporated by reference to Exhibit 10.26 to the CC Media Holdings, Inc. Current Report on Form 8-K filed July 30, 2008).

10.46§

Indemnification Agreement by and among CC Media Holdings, Inc., Clear Channel Communications, Inc. and Robert W. Pittman dated September 18, 2012 (Incorporated by reference to Exhibit 10.3 to the CC Media Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.47§

Form of Clear Channel Outdoor Holdings, Inc. Independent Director Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed June 3, 2009).

10.48§

Form of Clear Channel Outdoor Holdings, Inc. Affiliate Director Indemnification Agreement (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed June 3, 2009).

10.49§

Indemnification Agreement by and among Clear Channel Outdoor Holdings, Inc. and Robert W. Pittman dated September 18, 2012 (Incorporated by reference to Exhibit 10.4 to the CC Media Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.50§

Indemnification Agreement by and among Clear Channel Outdoor Holdings, Inc. and Thomas W. Casey dated September 5, 2012 (Incorporated by reference to Exhibit 10.5 to the CC Media Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.51§

Indemnification Agreement by and among Clear Channel Outdoor Holdings, Inc. and Robert H. Walls, Jr. dated September 5, 2012 (Incorporated by reference to Exhibit 10.6 to the CC Media Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.52§

Amended and Restated Employment Agreement, dated as of July 28, 2008, by and among L. Lowry Mays, CC Media Holdings, Inc. and BT Triple Crown Merger Co., Inc. (Incorporated by reference to Exhibit 10.7 to the CC Media Holdings, Inc. Current Report on Form 8-K filed July 30, 2008).

10.53§

Amended and Restated Employment Agreement, dated as of December 22, 2009, by and among Randall T. Mays, Clear Channel Communications, Inc. and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.39 to the Clear Channel Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.54§

Amended and Restated Employment Agreement, dated June 23, 2010, by and among Mark P. Mays, CC Media Holdings, Inc., and Clear Channel Communications, Inc., as successor to BT Triple Crown Merger Co., Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed June 24, 2010).

10.55§

Employment Agreement, dated as of October 2, 2011, between Robert Pittman and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.56§

Employment Agreement, dated as of December 15, 2009, between Tom Casey and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed January 5, 2010).

10.57§

Employment Agreement, dated as of January 1, 2010, between Robert H. Walls, Jr., and Clear Channel Management Services, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed January 5, 2010).

10.58§

Amended and Restated Employment Agreement, dated as of November 15, 2010, between John E. Hogan and Clear Channel Broadcasting, Inc. (Incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Current Report on Form 8-K filed November 18, 2010).

10.59§

First Amendment dated February 23, 2012 to Amended and Restated Employment Agreement by and between Clear Channel Broadcasting, Inc. and John E. Hogan dated November 15, 2010 (Incorporated by reference to Exhibit 10.2 to the CC Media Holdings, Inc. Current Report on Form 8-K filed February 23, 2012).

10.60§

Contract of Employment between C. William Eccleshare and Clear Channel Outdoor Ltd dated August 31, 2009 (Incorporated by reference to Exhibit 10.23 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.61§

Employment Agreement, effective as of January 24, 2012, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K/A filed July 27, 2012).

10.62§

Contract of Employment between Jonathan Bevan and Clear Channel Outdoor Ltd dated October 30, 2009 (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed December 11, 2009).

10.63§

Employment Agreement, dated as of December 10, 2009, between Ronald Cooper and Clear Channel Outdoor, Inc. (Incorporated by reference to Exhibit 10.25 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.64§

Severance Agreement and General Release, dated January 20, 2012, between Ronald Cooper and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.53 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2011).

10.65§

Form of Amendment to Senior Executive Option Agreement under the CC Executive Incentive Plan, dated as of October 14, 2008 (Incorporated by reference to Exhibit 10.56 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2011).

10.66§

Second Amendment, dated as of December 22, 2009, to the Senior Executive Option Agreement under the CC Executive Incentive Plan, dated July 30, 2008, between Randall T. Mays and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 99.2 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed December 29, 2009).

10.67§

Second Amendment, dated as of June 23, 2010, to the Senior Executive Option Agreement under the CC Executive Incentive Plan, dated July 30, 2008, between Mark P. Mays and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed June 24, 2010).

10.68§

Form of Executive Option Agreement under the CC Executive Incentive Plan, dated as of December 31, 2010, between Tom Casey and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.42 to the Clear Channel Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.69§

Form of Executive Option Agreement under the CC Executive Incentive Plan, dated as of December 31, 2010, between John Hogan and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.43 to the Clear Channel Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.70§

Form of Executive Option Agreement under the CC Executive Incentive Plan, dated as of December 31, 2010, between Robert H. Walls, Jr. and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.44 to the Clear Channel Communications, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.71§

Form of Executive Replacement Option Agreement under the CC Executive Incentive Plan between John E. Hogan and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 99(a)(1)(iv) to the CC Media Holdings, Inc. Schedule TO filed on February 18, 2011).

10.72§

Form of Executive Option Agreement under the CC Executive Incentive Plan, dated as of May 19, 2011, between Scott D. Hamilton and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.63 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2011).

10.73§

Executive Option Agreement under the CC Executive Incentive Plan, dated as of October 2, 2011, between Robert W. Pittman and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the CC Media Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.74§

Form of Restricted Stock Agreement under the CC Executive Incentive Plan, dated October 15, 2012, between Robert W. Pittman and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.74 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2012).

10.75§

Form of Restricted Stock Agreement under the CC Executive Incentive Plan, dated October 15, 2012, between Robert H. Walls, Jr. and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.75 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2012).

10.76§

Form of Restricted Stock Agreement under the CC Executive Incentive Plan, dated October 22, 2012, between John E. Hogan and CC Media Holdings, Inc. (including as Exhibit B thereto an Amendment to Mr. Hogan’s Employment Agreement dated November 15, 2010, as amended by the First Amendment dated February 23, 2012) (Incorporated by reference to Exhibit 10.76 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2012).

10.77§

Form of Restricted Stock Agreement under the CC Executive Incentive Plan, dated October 22, 2012, between Scott D. Hamilton and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.77 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2012).

10.78§

Form of Restricted Stock Agreement under the CC Executive Incentive Plan, dated October 22, 2012, between Robert H. Walls, Jr. and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.78 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2012).

10.79§

Form of Stock Option Agreement under the CCOH Stock Incentive Plan, dated September 17, 2009, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.34 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.80§

Form of Amended and Restated Stock Option Agreement under the CCOH Stock Incentive Plan, dated as of August 11, 2011, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on August 12, 2011).

10.81§

Form of Stock Option Agreement under the CCOH Stock Incentive Plan, dated December 13, 2010, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.35 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.82§

Form of Restricted Stock Unit Agreement under the CCOH Stock Incentive Plan, dated December 20, 2010, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.36 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.83§

Form of Restricted Stock Unit Agreement under the CCOH Stock Incentive Plan, dated March 26, 2012, between Robert H. Walls, Jr. and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.3 to the CC Media Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.84§

Form of Restricted Stock Unit Agreement under the CCOH Stock Incentive Plan, dated May 10, 2012, between Thomas W. Casey and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.49 to the Clear Channel Worldwide Holdings, Inc. Registration Statement on Form S-4 (File No. 333-182265) filed June 21, 2012).

10.85§

Form of Restricted Stock Unit Agreement under the Clear Channel Outdoor Holdings, Inc. 2012 Stock Incentive Plan, dated July 26, 2012, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K/A filed July 27, 2012).

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

_________________

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

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 19, 2013.

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

Name	Title	Date
/s/ Robert W. Pittman Robert W. Pittman	Chief Executive Officer (Principal Executive Officer) and Director	February 19, 2013
/s/ Thomas W. Casey Thomas W. Casey	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 19, 2013
/s/ Scott D. Hamilton Scott D. Hamilton	Senior Vice President, Chief Accounting Officer and Assistant Secretary (Principal Accounting Officer)	February 19, 2013
/s/ Mark P. Mays Mark P. Mays	Chairman of the Board and Director	February 19, 2013
/s/ Randall T. Mays Randall T. Mays	Vice Chairman and Director	February 19, 2013
/s/ David C. Abrams David C. Abrams	Director	February 19, 2013
/s/ Irving L. Azoff Irving L. Azoff	Director	February 19, 2013
/s/ Richard J. Bressler Richard J. Bressler	Director	February 19, 2013
/s/ Charles A. Brizius Charles A. Brizius	Director	February 19, 2013
/s/ John P. Connaughton John P. Connaughton	Director	February 19, 2013
/s/ Matthew J. Freeman Matthew J. Freeman	Director	February 19, 2013
/s/ Blair E. Hendrix Blair E. Hendrix	Director	February 19, 2013
/s/ Jonathon S. Jacobson Jonathon S. Jacobson	Director	February 19, 2013
/s/ Ian K. Loring Ian K. Loring	Director	February 19, 2013
/s/ Scott M. Sperling Scott M. Sperling	Director	February 19, 2013