Form 10-K/A
period 2012-12-31
CLEAR CHANNEL COMMUNICATIONS INC
filed 2013-05-02
CIK 739708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  YES [X]  NO [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [  ] NO [X]

Pursuant to the terms of the registrant’s bond indentures, the registrant is a voluntary filer of reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 and has filed all such reports as required by its bond indentures during the preceding 12 months.

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer [  ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  YES [  ] NO [X]

The registrant has no voting or nonvoting equity held by non-affiliates. On April 30, 2013, Clear Channel Communications, Inc. had 500,000,000 outstanding shares of common stock, all of which are owned by Clear Channel Capital I, LLC, which is indirectly owned by CC Media Holdings, Inc.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Clear Channel Communications, Inc. is a direct, wholly owned subsidiary of Clear Channel Capital I, LLC.  Clear Channel Capital I, LLC has no operations or assets other than its investment in Clear Channel Communications, Inc.  This Amendment to the Form 10-K for the year ended December 31, 2012 originally filed by Clear Channel Communications, Inc. is being filed solely to (1) identify Clear Channel Capital I, LLC as a filer and (2) refile the certifications by the principal executive officer and principal financial officer of Clear Channel Communications, Inc.  The officers signing the Clear Channel Communications, Inc. certifications are the same individuals and hold the same positions with both Clear Channel Communications, Inc. and Clear Channel Capital I, LLC.  No other changes have been made to the Clear Channel Communications, Inc. Form 10-K for the year ended December 31, 2012.  This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

Each of Clear Channel Capital I, LLC and Clear Channel Communications, Inc. will file separate Form 10-K, Form 10-Q and Form 8-K filings with the Securities and Exchange Commission in the future.  The financial statements and related footnotes included in the future Form 10-Ks and Form 10-Qs of Clear Channel Capital I, LLC will be those of Clear Channel Capital I, LLC, and will contain certain footnote disclosures regarding the financial information of Clear Channel Communications, Inc. and Clear Channel Communications, Inc.’s domestic wholly-owned subsidiaries that guarantee certain of Clear Channel Communications, Inc.’s outstanding indebtedness.  The financial statements and related footnotes included in the future Form 10-Ks and Form 10-Qs of Clear Channel Communications, Inc. will be those of Clear Channel Communications, Inc.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1).  Financial Statements

The consolidated financial statements of Clear Channel Capital I, LLC and its subsidiaries are included in Clear Channel Communications, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on February 19, 2013.

(a)(2).  Financial Statement Schedule

The required financial statement schedule is included in Clear Channel Communications, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on February 19, 2013.

(a)(3).  Exhibits.

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

Exhibit Number	Description
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

Exhibit Number	Description
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

Exhibit Number	Description
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

Exhibit Number	Description
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

Exhibit Number	Description
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
31.1*
Clear Channel Communications, Inc. Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Clear Channel Communications, Inc. Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Clear Channel Communications, Inc. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Clear Channel Communications, Inc. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files (Incorporated by reference to Exhibit 101 to the Clear Channel Communications, Inc. Form 10-K for the year ended December 31, 2012).
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 2, 2013.

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

Name	Title	Date
/s/ Robert W. Pittman Robert W. Pittman	Chief Executive Officer (Principal Executive Officer) and Director	May 2, 2013

/s/ Thomas W. Casey Thomas W. Casey	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 2, 2013

/s/ Scott D. Hamilton Scott D. Hamilton	Senior Vice President, Chief Accounting Officer and Assistant Secretary (Principal Accounting Officer)	May 2, 2013

/s/ Mark P. Mays Mark P. Mays	Chairman of the Board and Director	May 2, 2013

/s/ Randall T. Mays Randall T. Mays	Vice Chairman and Director	May 2, 2013

/s/ David C. Abrams David C. Abrams	Director	May 2, 2013

Name	Title	Date
/s/ Irving L. Azoff Irving L. Azoff	Director	May 2, 2013

/s/ Richard J. Bressler Richard J. Bressler	Director	May 2, 2013

/s/ James C. Carlisle James C. Carlisle	Director	May 2, 2013

/s/ John P. Connaughton John P. Connaughton	Director	May 2, 2013

/s/ Matthew J. Freeman Matthew J. Freeman	Director	May 2, 2013

/s/ Blair E. Hendrix Blair E. Hendrix	Director	May 2, 2013

/s/ Jonathon S. Jacobson Jonathon S. Jacobson	Director	May 2, 2013

/s/ Ian K. Loring Ian K. Loring	Director	May 2, 2013

/s/ Scott M. Sperling Scott M. Sperling	Director	May 2, 2013