Form 10-K/A
period 2012-12-31
CLEAR CHANNEL COMMUNICATIONS INC
filed 2013-05-06
CIK 739708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

[X]           Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012, or
[  ]           Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to _________.

Commission File Number 333-158279-36

CLEAR CHANNEL CAPITAL I, LLC
(Exact name of registrant as specified in its charter)

Delaware	27-0263715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 East Basse Road San Antonio, Texas	78209
(Address of principal executive offices)	(Zip code)

(210) 822-2828
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES [  ]  NO  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  YES [X]  NO [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [  ] NO [X]

Pursuant to the terms of the bond indentures of Clear Channel Communications, Inc., the registrant is a voluntary filer of reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, and Clear Channel Communications, Inc. has filed all such reports as required by its bond indentures during the preceding 12 months.

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

The registrant has no voting or nonvoting equity held by non-affiliates. As a limited liability company, Clear Channel Capital I, LLC does not issue common stock.  Clear Channel Capital I, LLC’s sole member is Clear Channel Capital II, LLC, which owns 100% of Clear Channel Capital I, LLC’s limited liability company interests.  CC Media Holdings, Inc. owns 100% of the limited liability company interests of Clear Channel Capital II, LLC.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Clear Channel Communications, Inc. is a direct, wholly owned subsidiary of Clear Channel Capital I, LLC.  Clear Channel Capital I, LLC has no operations or assets other than its investment in Clear Channel Communications, Inc.  This Amendment No. 2 to the Form 10-K for the year ended December 31, 2012 originally filed by Clear Channel Communications, Inc. is being filed solely to (1) reflect Clear Channel Capital I, LLC as the registrant and (2) include new certifications by the principal executive officer and principal financial officer of Clear Channel Capital I, LLC.  The officers who signed the previous Clear Channel Communications, Inc. certifications are the same individuals and hold the same positions with both Clear Channel Communications, Inc. and Clear Channel Capital I, LLC.  No other changes have been made to the Clear Channel Communications, Inc. Form 10-K for the year ended December 31, 2012.  This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

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

10.1	+
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

10.8	+
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

21		Subsidiaries (Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K).
24	*	Power of Attorney (included on signature page).
31.1	*	Clear Channel Capital I, LLC Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Clear Channel Capital I, LLC Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Clear Channel Capital I, LLC Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Clear Channel Capital I, LLC Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	***	Interactive Data Files (Incorporated by reference to Exhibit 101 to the Clear Channel Communications, Inc. Form 10-K for the year ended December 31, 2012).
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2013.

CLEAR CHANNEL CAPITAL I, LLC

By: Scott D. Hamilton
Scott D. Hamilton
Senior Vice President, Chief Accounting Officer and Assistant Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

*
Robert W. Pittman	Chief Executive Officer (Principal Executive Officer), Chairman of the Board of Managers, and Manager	May 6, 2013

*
Thomas W. Casey	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 6, 2013

/s/ Scott D. Hamilton
Scott D. Hamilton	Senior Vice President, Chief Accounting Officer and Assistant Secretary (Principal Accounting Officer)	May 6, 2013

*
Mark P. Mays	Manager	May 6, 2013

*
Randall T. Mays	Manager	May 6, 2013

*
David C. Abrams	Manager	May 6, 2013

*
Irving L. Azoff	Manager	May 6, 2013

*
Richard J. Bressler	Manager	May 6, 2013

Name	Title	Date

*
James C. Carlisle	Manager	May 6, 2013

*
John P. Connaughton	Manager	May 6, 2013

*
Matthew J. Freeman	Manager	May 6, 2013

*
Blair E. Hendrix	Manager	May 6, 2013

*
Jonathon S. Jacobson	Manager	May 6, 2013

*
Ian K. Loring	Manager	May 6, 2013

*
Scott M. Sperling	Manager	May 6, 2013

The undersigned, by signing his name hereto, signs and executes this Amendment No. 2 pursuant to the Power of Attorney executed by the above-named signatories and previously filed with the Securities and Exchange Commission.

/s/ Scott D. Hamilton
Scott D. Hamilton
Attorney-in-Fact