Form 10-Q
period 2013-06-30
CLEAR CHANNEL COMMUNICATIONS INC
filed 2013-08-01
CIK 739708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

                ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

                                           Class                                                                                                  Outstanding at July 25, 2013

                   ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~                                                                     ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~

                     Common Stock, $.001 par value                                                                                          500,000,000

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form in a reduced disclosure format permitted by General Instruction H(2).

CLEAR CHANNEL COMMUNICATIONS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	June 30, 2013
	(Unaudited)	December 31, 2012
CURRENT ASSETS
Cash and cash equivalents	$704,166	$1,225,010
Accounts receivable, net	1,389,141	1,423,999
Prepaid expenses	187,721	187,639
Other current assets	180,692	151,105
Total Current Assets	2,461,720	2,987,753
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,803,374	1,890,693
Other property, plant and equipment, net	1,100,281	1,146,161
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	2,423,873	2,423,979
Indefinite-lived intangibles - permits	1,069,836	1,070,720
Other intangibles, net	1,594,499	1,740,792
Goodwill	4,202,933	4,216,085
OTHER ASSETS
Other assets	639,962	816,530
Total Assets	$15,296,478	$16,292,713

CURRENT LIABILITIES
Accounts payable	$103,661	$133,226
Accrued expenses	711,903	776,055
Accrued interest	141,004	180,572
Deferred income	182,540	172,672
Other current liabilities	27,367	137,889
Current portion of long-term debt	35,817	381,728
Total Current Liabilities	1,202,292	1,782,142
Long-term debt	20,376,326	20,365,369
Deferred income taxes	1,532,612	1,689,876
Other long-term liabilities	474,411	450,517
Commitments and contingent liabilities (Note 6)
SHAREHOLDER'S DEFICIT
Noncontrolling interest	295,145	303,997
Common stock	500	500
Additional paid-in capital	2,140,120	2,135,342
Accumulated deficit	(10,477,547)	(10,281,746)
Accumulated other comprehensive loss	(247,381)	(153,284)
Total Shareholder's Deficit	(8,289,163)	(7,995,191)
Total Liabilities and Shareholder's Deficit	$15,296,478	$16,292,713

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$1,618,097	$1,602,494	$2,961,155	$2,963,217
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	623,278	604,956	1,216,249	1,216,492
Selling, general and administrative expenses (excludes depreciation and amortization)	418,420	399,326	823,629	822,444
Corporate expenses (excludes depreciation and amortization)	77,557	72,094	161,320	144,700
Depreciation and amortization	179,734	181,839	361,916	357,205
Other operating income, net	1,113	1,917	3,508	5,041
Operating income	320,221	346,196	401,549	427,417
Interest expense	407,508	385,867	793,033	759,883
Gain on marketable securities	130,898	-	130,898	-
Equity in earnings of nonconsolidated affiliates	5,971	4,696	9,612	8,251
Loss on extinguishment of debt	-	-	(3,888)	(15,167)
Other expense, net	(18,098)	(1,397)	(19,098)	(2,503)
Income (loss) before income taxes	31,484	(36,372)	(273,960)	(341,885)
Income tax (expense) benefit	(11,477)	8,663	84,848	166,061
Consolidated net income (loss)	20,007	(27,709)	(189,112)	(175,824)
Less amount attributable to noncontrolling interest	12,805	11,316	6,689	6,830
Net income (loss) attributable to the Company	$7,202	$(39,025)	$(195,801)	$(182,654)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(45,615)	(40,380)	(69,028)	(3,291)
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	11,171	(11,317)	15,606	731
Unrealized holding gain on cash flow derivatives	16,243	15,935	31,066	24,514
Other adjustments to comprehensive income (loss)	-	91	(998)	154
Reclassification adjustment for realized gains on securities included in net income (loss)	(82,320)	-	(82,320)	-
Other comprehensive income (loss)	(100,521)	(35,671)	(105,674)	22,108
Comprehensive loss	(93,319)	(74,696)	(301,475)	(160,546)
Less amount attributable to noncontrolling interest	(8,354)	(5,738)	(11,577)	(2,083)
Comprehensive loss attributable to the Company	$(84,965)	$(68,958)	$(289,898)	$(158,463)

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Consolidated net loss	$(189,112)	$(175,824)
Reconciling items:
Depreciation and amortization	361,916	357,205
Deferred taxes	(123,642)	(123,582)
Provision for doubtful accounts	9,897	8,271
Amortization of deferred financing charges and note discounts, net	62,656	84,132
Share-based compensation	11,339	12,712
Gain on disposal of operating and fixed assets	(3,508)	(5,041)
Gain on marketable securities	(130,898)	-
Equity in earnings of nonconsolidated affiliates	(9,612)	(8,251)
Loss on extinguishment of debt	3,888	15,167
Other reconciling items, net	11,692	12,362
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	13,827	15,608
Increase in deferred income	18,245	67,345
Decrease in accrued expenses	(58,347)	(33,690)
Decrease in accounts payable	(27,685)	(20,670)
Decrease in accrued interest	(39,558)	(4,791)
Changes in other operating assets and liabilities	(3,912)	(82,104)
Net cash provided by (used for) operating activities	(92,814)	118,849
Cash flows from investing activities:
Purchases of property, plant and equipment	(132,680)	(174,292)
Purchases of other operating assets	(1,990)	(18,636)
Proceeds from sale of investment securities	135,496	-
Proceeds from disposal of assets	26,772	11,284
Change in other, net	(1,735)	(9,488)
Net cash provided by (used for) investing activities	25,863	(191,132)
Cash flows from financing activities:
Draws on credit facilities	270,137	606,861
Payments on credit facilities	(23,844)	(1,920,013)
Proceeds from long-term debt	575,000	2,200,000
Payments on long-term debt	(1,196,307)	(437,182)
Payments to repurchase noncontrolling interests	(61,143)	(7,040)
Dividends paid	-	(244,734)
Deferred financing charges	(9,778)	(40,002)
Change in other, net	(3,598)	4,470
Net cash provided by (used for) financing activities	(449,533)	162,360
Effect of exchange rate changes on cash	(4,360)	(2,243)
Net increase (decrease) in cash and cash equivalents	(520,844)	87,834
Cash and cash equivalents at beginning of period	1,225,010	1,228,682
Cash and cash equivalents at end of period	$704,166	$1,316,516

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

Information Regarding the Company

The Company is a Texas corporation with all of its common stock being held by Clear Channel Capital I, LLC (the “Parent Company”).  All of the Parent Company’s interests are held by Clear Channel Capital II, LLC, a direct, wholly-owned subsidiary of CC Media Holdings, Inc. (“CCMH”). CCMH was formed in May 2007 by private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) for the purpose of acquiring the business of the Company.

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

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL

Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets at June 30, 2013 and December 31, 2012, respectively.

(In thousands)	June 30, 2013	December 31, 2012
Land, buildings and improvements	$688,404	$685,431
Structures	2,957,774	2,949,458
Towers, transmitters and studio equipment	435,000	427,679
Furniture and other equipment	436,580	431,757
Construction in progress	105,721	105,394
	4,623,479	4,599,719
Less: accumulated depreciation	1,719,824	1,562,865
Property, plant and equipment, net	$2,903,655	$3,036,854

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

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets at June 30, 2013 and December 31, 2012, respectively:

(In thousands)	June 30, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor
contractual rights	$765,008	$(425,788)	$785,303	$(403,955)
Customer / advertiser relationships	1,212,245	(586,045)	1,210,245	(526,197)
Talent contracts	344,255	(196,094)	344,255	(177,527)
Representation contracts	243,775	(185,574)	243,970	(171,069)
Permanent easements	173,859	-	173,374	-
Other	388,121	(139,263)	387,973	(125,580)
Total	$3,127,263	$(1,532,764)	$3,145,120	$(1,404,328)

Total amortization expense related to definite-lived intangible assets was $70.9 million and $76.2 million for the three months ended June 30, 2013 and 2012, respectively, and $143.0 million and $151.5 million for the six months ended June 30, 2013 and 2012, respectively.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2014	$257,788
2015	238,856
2016	219,518
2017	193,521
2018	124,369

Goodwill

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments.

(In thousands)	CCME	Americas Outdoor Advertising	International Outdoor Advertising	Other	Consolidated
Balance as of December 31, 2011	$3,212,427	$571,932	$285,261	$117,098	$4,186,718
Acquisitions	24,842	-	-	51	24,893
Dispositions	(489)	-	(2,729)	-	(3,218)
Foreign currency	-	-	7,784	-	7,784
Other	(92)	-	-	-	(92)
Balance as of December 31, 2012	$3,236,688	$571,932	$290,316	$117,149	$4,216,085
Acquisitions	-	-	-	97	97
Dispositions	-	-	-	-	-
Foreign currency	-	-	(11,410)	-	(11,410)
Other	(1,839)	-	-	-	(1,839)
Balance as of June 30, 2013	$3,234,849	$571,932	$278,906	$117,246	$4,202,933

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 3 – LONG-TERM DEBT

Long-term debt at June 30, 2013 and December 31, 2012, respectively, consisted of the following:

(In thousands)	June 30, 2013	December 31, 2012
Senior Secured Credit Facilities (1)	$8,228,575	$9,075,465
Receivables Based Facility due 2017	247,000	-
9.0% Priority Guarantee Notes due 2019	1,999,815	1,999,815
9.0% Priority Guarantee Notes due 2021	1,750,000	1,750,000
11.25% Priority Guarantee Notes due 2021	575,000	-
Other secured subsidiary long-term debt (2)	22,729	25,507
Total consolidated secured debt	12,823,119	12,850,787

Senior Cash Pay Notes due 2016	448,128	796,250
Senior Toggle Notes due 2016 (3)	365,267	829,831
Senior Notes due 2021	780,015	-
Senior Notes (4)	1,436,455	1,748,564
Subsidiary Senior Notes due 2022	2,725,000	2,725,000
Subsidiary Senior Subordinated Notes due 2020	2,200,000	2,200,000
Other subsidiary debt due 2013	1,359	5,586
Purchase accounting adjustments and original issue discount	(367,200)	(408,921)
	20,412,143	20,747,097
Less: current portion	35,817	381,728
Total long-term debt	$20,376,326	$20,365,369

(1)        Term Loan A would have matured during 2014.  The outstanding balance was prepaid during the first quarter of 2013.  Term Loan B matures 2016.  Term Loan C is subject to an amortization schedule with required payments at various dates from 2014 through 2016.  Term Loan D as discussed below matures 2019.

(2)        Other secured subsidiary long-term debt matures at various dates from 2013 through 2028.

(3)        Senior Toggle Notes are subject to required payments at various dates from 2013 through 2016.

(4)        The Senior Notes mature at various dates from 2014 through 2027.

The Company’s weighted average interest rates at June 30, 2013 and December 31, 2012 were 7.8% and 6.7%, respectively.  The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $19.6 billion and $18.6 billion at June 30, 2013 and December 31, 2012, respectively.  Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as Level 2.

Senior Secured Credit Facility Amendment

During the second quarter of 2013, the Company amended its senior secured credit facility by extending a portion of Term Loan B and Term Loan C loans due 2016 through the creation of a new $5.0 billion Term Loan D facility due January 30, 2019. The amendment also permitted the Company to make applicable high yield discount obligation catch-up payments beginning in May 2018 with respect to the new Term Loan D facility and any notes issued in connection with the Company’s exchange of its outstanding 10.75% Senior Cash Pay Notes due 2016 and 11.00%/11.75% Senior Toggle Notes due 2016 discussed below.

As of June 30, 2013, the Company’s senior secured credit facility consisted of a $3.0 billion Term Loan B facility, which matures on January 30, 2016, a $198.2 million Term Loan C facility, which matures on January 30, 2016, and a $5.0 billion Term Loan D facility, which matures on January 30, 2019.

The new Term Loan D facility has the same security and guarantee package as the outstanding Term Loans B and C and borrowings under the new Term Loan D facility bear interest at a rate equal to, at the Company’s option, adjusted LIBOR plus 6.75% or a base rate plus 5.75%.

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Senior Notes Exchange

During the second quarter of 2013, the Company completed an exchange offer (the “Note Exchange”) with certain holders of its 10.75% Senior Cash Pay Notes due 2016 (the “Outstanding Cash Pay Notes”) and 11.00%/11.75% Senior Toggle Notes due 2016 (the “Outstanding Toggle Notes and collectively with the Outstanding Cash Pay Notes, the “Outstanding Notes”) pursuant to which the Company issued $1.2 billion aggregate principal amount (including $421.0 million principal amount held by a subsidiary of the Company) of 14.00% Senior Notes due 2021 (the “Senior Notes due 2021”).  In the Note Exchange, $348.1 million aggregate principal amount of Outstanding Cash Pay Notes was exchanged for $348.0 million aggregate principal amount of the Senior Notes due 2021, and $917.2 million aggregate principal amount of Outstanding Toggle Notes was exchanged for $853.0 million aggregate principal amount of Senior Notes due 2021 and $64.2 million of cash, plus, in each case, cash in an amount equal to accrued and unpaid interest from the last interest payment date applicable on the Outstanding Notes to, but not including, the closing date of the Note Exchange. The Senior Notes due 2021 mature on February 1, 2021.  Interest on the Senior Notes due 2021 is payable semi-annually on February 1 and August 1 of each year, commencing August 1, 2013.  Interest on the Senior Notes due 2021 will be paid at the rate of (i) 12.0% per annum in cash and (ii) 2.0% per annum through the issuance of payment-in-kind notes (the “PIK Notes”).  Any PIK Notes issued in certificated form will be dated as of the applicable interest payment date and will bear interest from and after such date. All PIK Notes issued will mature on February 1, 2021 and have the same rights and benefits as the Senior Notes due 2021.  The Senior Notes due 2021 are fully and unconditionally guaranteed on a senior basis by the guarantors named in the indenture governing such notes.  The guarantee is structurally subordinated to all existing and future indebtedness and other liabilities of any subsidiary of the applicable subsidiary guarantor that is not also a guarantor of the Senior Notes due 2021.

The Company may redeem or purchase the Senior Notes due 2021 at its option, in whole or in part, at any time prior to August 1, 2015, at a redemption price equal to 100% of the principal amount of Senior Notes due 2021 redeemed plus an applicable premium.  In addition, until August 1, 2015, the Company may, at its option, on one or more occasions, redeem up to 60% of the then outstanding aggregate principal amount of Senior Notes due 2021 at a redemption price equal to (x) with respect to the first 30% of the then outstanding aggregate principal amount of the Senior Notes due 2021, 109.0% of the aggregate principal amount thereof and (y) with respect to the next 30% of the then outstanding aggregate principal amount of the Senior Notes due 2021, 112.0% of the aggregate principal amount thereof, in each case plus accrued and unpaid interest thereon to the applicable redemption date.  The Company may redeem the Senior Notes due 2021, in whole or in part, on or after August 1, 2015, at the redemption prices set forth in the indenture plus accrued and unpaid interest to the redemption date.

The indenture governing the Senior Notes due 2021 contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur additional indebtedness or issue certain preferred stock; (ii) pay dividends on, or make distributions in respect of, their capital stock or repurchase their capital stock; (iii) make certain investments or other restricted payments; (iv) sell certain assets; (v) create liens or use assets as security in other transactions; (vi) merge, consolidate or transfer or dispose of substantially all of their assets; (vii) engage in transactions with affiliates; and (viii) designate their subsidiaries as unrestricted subsidiaries.

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

The Company may redeem the 11.25% Priority Guarantee Notes at its option, in whole or part, at any time prior to March 1, 2016, at a price equal to 100% of the principal amount of the 11.25% Priority Guarantee Notes redeemed, plus accrued and unpaid interest to the redemption date and plus an applicable premium.  In addition, until March 1, 2016, the Company may elect to redeem up to 40% of the aggregate principal amount of the 11.25% Priority Guarantee Notes at a redemption price equal to 111.25% of the principal

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings.  The Company may redeem the 11.25% Priority Guarantee Notes, in whole or in part, on or after March 1, 2016, at the redemption prices set forth in the indenture plus accrued and unpaid interest to the redemption date.

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

Debt Repayments, Maturities and Other

During the second quarter of 2013, the Company exchanged $348.1 million aggregate principal amount of Outstanding Cash Pay Notes for $348.0 million aggregate principal amount of the Senior Notes due 2021, and $917.2 million aggregate principal amount of Outstanding Toggle Notes (including $452.7 million aggregate principal amount held by a subsidiary of the Company) for $853.0 million aggregate principal amount of Senior Notes due 2021 (including $421.0 million aggregate principal amount issued to a subsidiary of the Company) and $64.2 million of cash (including $31.7 million of cash paid to the subsidiary of the Company), pursuant to the Note Exchange.  In connection with the Note Exchange and the senior secured credit facility amendment, both of which were accounted for as modifications of existing debt in accordance with ASC 470-50, the Company incurred expenses of $17.9 million which are included in “Other expenses”.

During the first quarter of 2013, the Company repaid its 5.75% senior notes at maturity for $312.1 million (net of $187.9 million principal amount repaid to a subsidiary of the Company with respect to notes repurchased and held by such entity), plus accrued interest, using cash on hand.

In addition, during the first quarter of 2013, using the proceeds from the issuance of the 11.25% Priority Guarantee Notes along with borrowings under the receivables based credit facility of $269.5 million and cash on hand, the Company prepaid all $846.9 million outstanding under its Term Loan A under its senior secured credit facilities.  The Company recorded a loss of $3.9 million in “Loss on extinguishment of debt” related to the accelerated expensing of loan fees.

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

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Income Tax Benefit (Expense)

The Company’s income tax benefit (expense) for the three and six months ended June 30, 2013 and 2012, respectively, consisted of the following components:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Current tax benefit (expense)	$(28,128)	$(16,481)	$(38,794)	$42,479
Deferred tax benefit	16,651	25,144	123,642	123,582
Income tax benefit (expense)	$(11,477)	$8,663	$84,848	$166,061

The effective tax rates for the three and six months ended June 30, 2013 were 36.5% and 31.0%, respectively.  The effective tax rates for the three months and six months ended June 30, 2013 were primarily impacted by the cancellation of indebtedness income recognized during the periods and the Company’s inability to record tax benefit on tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years.

The effective tax rates for the three and six months ended June 30, 2012 were 23.8% and 48.6%, respectively.  The effective tax rate for the three months ended June 30, 2012 was primarily impacted by the Company’s inability to record tax benefits for tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future periods. The effective tax rate for the six months ended June 30, 2012 was primarily impacted by the completion of income tax examinations in various jurisdictions during the period which resulted in a reduction to income tax expense of approximately $61.0 million.

Supplemental Cash Flow Information

During the six months ended June 30, 2013 and 2012, cash paid for interest and income taxes, net of income tax refunds of $1.3 million and $0.9 million, respectively, was as follows:

(In thousands)	Six Months Ended June 30,
	2013	2012
Interest	$772,639	$682,608
Income taxes	28,227	37,764

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

The cost, unrealized holding gains or losses, and fair value of the Company’s investments at June 30, 2013 and December 31, 2012 are as follows:

(In thousands)	June 30, 2013	December 31, 2012
Cost	$598	$5,207
Gross unrealized losses	-	-
Gross unrealized gains	298	106,220
Fair value	$896	$111,427

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

During the second quarter of 2013, the Company sold its shares of Sirius XM Radio, Inc. for $135.5 million, recognizing a gain on the sale of securities of $130.9 million.

Interest Rate Swap Agreement

The Company’s $2.5 billion notional amount interest rate swap agreement is designated as a cash flow hedge and the effective portion of the gain or loss on the swap is reported as a component of other comprehensive income (loss).  Ineffective portions of a cash flow hedging derivative’s change in fair value are recognized currently in earnings.  In accordance with ASC 815-20-35-9, as the critical terms of the swap and the floating-rate debt being hedged were the same at inception and remained the same during the current period, no ineffectiveness was recorded in earnings for the three and six months ended June 30, 2013.

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

The fair value of the Company’s $2.5 billion notional amount interest rate swap designated as a hedging instrument and recorded in “Other current liabilities” was $27.4 million and $76.9 million at June 30, 2013 and December 31, 2012, respectively.

The following table details the beginning and ending accumulated other comprehensive loss and the current period activity related to the interest rate swap agreement:

(In thousands)	Accumulated other comprehensive loss
Balance at December 31, 2012	$48,180
Other comprehensive income	(31,066)
Balance at June 30, 2013	$17,114

Other Comprehensive Income (Loss)

The following table discloses the deferred income tax (asset) liability related to each component of other comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012, respectively:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Foreign currency translation adjustments and other	$(15,397)	$(884)	$(16,127)	$1,350
Unrealized holding gain on marketable securities	(42,029)	(6,588)	(39,209)	429
Unrealized holding gain on cash flow derivatives	9,731	8,480	18,505	13,600
Total increase (decrease) in deferred tax liabilities	$(47,695)	$1,008	$(36,831)	$15,379

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

Stockholder Litigation

Two derivative lawsuits were filed in March 2012 in Delaware Chancery Court by stockholders of Clear Channel Outdoor Holdings, Inc. (“CCOH”), an indirect non-wholly owned subsidiary of the Company. The consolidated lawsuits are captioned In re Clear Channel Outdoor Holdings, Inc. Derivative Litigation, Consolidated Case No. 7315-CS. The complaints name as defendants certain of the Company’s and CCOH’s current and former directors and the Company, as well as Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P.  CCOH also is named as a nominal defendant.  The complaints allege, among other things, that in December 2009, the Company breached fiduciary duties to CCOH and its stockholders by allegedly requiring CCOH to agree to amend the terms of a revolving promissory note payable by the Company to CCOH to extend the maturity date of the note and to amend the interest rate payable on the note. According to the complaints, the terms of the amended promissory note were unfair to CCOH because, among other things, the interest rate was below market. The complaints further allege that the Company was unjustly enriched as a result of that transaction.  The complaints also allege that the director defendants breached fiduciary duties to CCOH in connection with that transaction and that the transaction constituted corporate waste.  On April 4, 2012, the board of directors of CCOH formed a special litigation committee consisting of certain independent directors (the “SLC”) to review and investigate plaintiffs’ claims and determine the course of action that serves the best interests of CCOH and its stockholders.  On March 28, 2013, to avoid the costs, disruption and distraction of further litigation, and without admitting the validity of any allegations made in the complaint, legal counsel for the defendants entered into a binding memorandum of understanding (the “MOU”) with legal counsel for the SLC and the plaintiffs to settle the litigation.  The MOU obligated the parties to use their best efforts to prepare a Stipulation of Settlement reflecting the terms of the MOU and present such Stipulation of Settlement to the Delaware Chancery Court for approval.  On July 8, 2013, the parties executed the Stipulation of Settlement, on terms consistent with the MOU, and presented the Stipulation of Settlement to the Delaware Chancery Court for approval.  On July 9, 2013, the Delaware Chancery Court scheduled a Settlement Hearing, which will be held on September 9, 2013 in the Delaware Chancery Court, for the purposes of determining, among other things, whether the settlement is fair, reasonable, adequate, and in the best interests of CCOH and its stockholders. Unless and until the Delaware Chancery Court approves of the settlement, no assurance can be provided that the parties will be able to resolve the outstanding litigation as contemplated by the Stipulation of Settlement.  The Company and CCOH filed the Stipulation of Settlement with the SEC as an exhibit to their respective Current Reports on Form 8-K filed on July 9, 2013.

Los Angeles Litigation

In 2008, Summit Media, LLC, one of the Company’s competitors, sued the City of Los Angeles, Clear Channel Outdoor, Inc. and CBS Outdoor in Los Angeles Superior Court (Case No. BS116611) challenging the validity of a settlement agreement that had been entered into in November 2006 among the parties. Pursuant to the settlement agreement, Clear Channel Outdoor, Inc. had taken down existing billboards and converted 83 existing signs from static displays to digital displays pursuant to modernization permits issued through an administrative process of the City. The Los Angeles Superior Court ruled in January 2010 that the settlement agreement constituted an ultra vires act of the City and nullified its existence, but did not invalidate the modernization permits issued to Clear Channel Outdoor, Inc. and CBS. All parties appealed the ruling by the Los Angeles Superior Court to Court of Appeal for the State of California, Second Appellate District, Division 8. On December 10, 2012, the Court of Appeal issued an order upholding the Superior Court’s finding that the settlement agreement was ultra vires and remanding the case to the Superior Court for the purpose of invalidating the modernization permits issued to Clear Channel Outdoor, Inc. and CBS for the digital displays that were the subject of the settlement agreement.  On January 22, 2013, Clear Channel Outdoor, Inc. filed a petition with the California Supreme Court requesting its review of the matter, and the Supreme Court denied that petition on February 27, 2013.  On April 12, 2013, the Los Angeles Superior Court invalidated 82 digital modernization permits issued to Clear Channel Outdoor, Inc. and 13 issued to CBS and ordered that the companies turn off the electrical power to affected digital displays by the close of business on April 15, 2013.  Clear Channel Outdoor, Inc. has complied with the order.  On April 16, 2013, the Court conducted further proceedings during which it held that it was not invalidating two additional digital modernization permits that Clear Channel Outdoor, Inc. had secured through a special zoning plan and confirmed that its April 12 order invalidated only digital modernization permits – no other types of permits the companies may have secured for the signs at issue.  Summit Media, LLC has filed a further motion requesting that the Court order the demolition of the 82 sign structures on which the now-invalidated digital signs operated.  The motion is scheduled to be heard on September 16, 2013.

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Guarantees

As of June 30, 2013, the Company had outstanding surety bonds and commercial standby letters of credit of $53.9 million and $125.1 million, respectively, of which $57.2 million of letters of credit were cash secured.  Letters of credit in the amount of $5.0 million are collateral in support of surety bonds and these amounts would only be drawn under the letter of credit in the event the associated surety bonds were funded and the Company did not honor its reimbursement obligation to the issuers. These letters of credit and surety bonds relate to various operational matters including insurance, bid, and performance bonds as well as other items.

As of June 30, 2013, the Company had outstanding bank guarantees of $50.9 million related to international subsidiaries, of which $12.0 million were backed by cash collateral.

NOTE 7 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Company is a party to a management agreement with certain affiliates of the Sponsors and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018.  These agreements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses.  For the three months ended June 30, 2013 and 2012, the Company recognized management fees and reimbursable expenses of $4.0 million and $4.0 million, respectively.  For the six months ended June 30, 2013 and 2012, the Company recognized management fees and reimbursable expenses of $8.1 million and $8.0 million, respectively.

NOTE 8 – EQUITY AND COMPREHENSIVE LOSS

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity.  The following table shows the changes in equity attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2013	$(8,299,188)	$303,997	$(7,995,191)
Net income (loss)	(195,801)	6,689	(189,112)
Foreign currency translation adjustments	(57,540)	(11,488)	(69,028)
Unrealized holding gain on marketable securities	15,581	25	15,606
Unrealized holding gain on cash flow derivatives	31,066	-	31,066
Other adjustments to comprehensive loss	(884)	(114)	(998)
Other, net	4,778	(3,964)	814
Reclassifications	(82,320)	-	(82,320)
Balances at June 30, 2013	$(8,584,308)	$295,145	$(8,289,163)

Balances at January 1, 2012	$(7,993,735)	$521,794	$(7,471,941)
Net income (loss)	(182,654)	6,830	(175,824)
Dividends	-	(244,734)	(244,734)
Foreign currency translation adjustments	(1,190)	(2,101)	(3,291)
Unrealized holding gain on marketable securities	730	1	731
Unrealized holding gain on cash flow derivatives	24,514	-	24,514
Other adjustments to comprehensive loss	137	17	154
Other, net	(1,194)	9,642	8,448
Balances at June 30, 2012	$(8,153,392)	$291,449	$(7,861,943)

The Company does not have any compensation plans under which it grants awards to employees. CCMH and CCOH have granted options to purchase shares of their Class A common stock to certain key individuals, as well as restricted stock and restricted stock units.

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Changes in Accumulated Other Comprehensive Loss by Component

In connection with the sale of shares of Sirius XM Radio, Inc. as discussed in Note 5, a realized gain of $130.9 million and income tax expense of $48.6 million were reclassified out of accumulated other comprehensive loss into “Gain on marketable securities” and “Income tax (expense) benefit”, respectively.  The net difference of $82.3 million is reported as a reduction of “Other comprehensive income (loss)”.

NOTE 9 – SEGMENT DATA

The Company’s reportable segments, which it believes best reflect how the Company is currently managed, are CCME, Americas outdoor advertising and International outdoor advertising.  Revenue and expenses earned and charged between segments are recorded at estimated fair value and eliminated in consolidation.  The CCME segment provides media and entertainment services via broadcast and digital delivery and also includes the Company’s national syndication business.  The Americas outdoor advertising segment consists of operations primarily in the United States and Canada.  The International outdoor advertising segment primarily includes operations in Europe, Asia, Australia and Latin America.  The Americas outdoor and International outdoor display inventory consists primarily of billboards, street furniture displays and transit displays.  The Other category includes the Company’s media representation business as well as other general support services and initiatives which are ancillary to the Company’s other businesses.  Corporate includes infrastructure and support, including information technology, human resources, legal, finance and administrative functions of each of the Company’s reportable segments, as well as overall executive, administrative and support functions. Share-based payments are recorded in corporate expenses.

The following table presents the Company’s reportable segment results for the three and six months ended June 30, 2013 and 2012.

(In thousands)	CCME	Americas Outdoor Advertising	International Outdoor Advertising	Other	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended June 30, 2013
Revenue	$805,611	$335,025	$431,846	$61,099	$-	$(15,484)	$1,618,097
Direct operating expenses	219,476	141,813	257,745	6,323	-	(2,079)	623,278
Selling, general and administrative expenses	263,024	55,121	77,899	35,781	-	(13,405)	418,420
Depreciation and amortization	68,038	47,041	49,930	9,890	4,835	-	179,734
Corporate expenses	-	-	-	-	77,557	-	77,557
Other operating income, net	-	-	-	-	1,113	-	1,113
Operating income (loss)	$255,073	$91,050	$46,272	$9,105	$(81,279)	$-	$320,221

Intersegment revenues	$-	$60	$-	$15,424	$-	$-	$15,484
Capital expenditures	$21,920	$16,756	$22,792	$2,592	$7,000	$-	$71,060
Share-based compensation expense	$-	$-	$-	$-	$5,822	$-	$5,822

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	CCME	Americas Outdoor Advertising	International Outdoor Advertising	Other	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended June 30, 2012
Revenue	$793,039	$320,678	$440,648	$64,144	$-	$(16,015)	$1,602,494
Direct operating expenses	195,790	142,267	263,047	5,787	-	(1,935)	604,956
Selling, general and administrative expenses	244,893	44,377	87,375	36,761	-	(14,080)	399,326
Depreciation and amortization	67,923	48,567	50,710	11,355	3,284	-	181,839
Corporate expenses	-	-	-	-	72,094	-	72,094
Other operating income, net	-	-	-	-	1,917	-	1,917
Operating income (loss)	$284,433	$85,467	$39,516	$10,241	$(73,461)	$-	$346,196

Intersegment revenues	$-	$-	$-	$16,015	$-	$-	$16,015
Capital expenditures	$16,674	$33,780	$39,247	$6,617	$5,327	$-	$101,645
Share-based compensation expense	$-	$-	$-	$-	$5,815	$-	$5,815

Six Months Ended June 30, 2013
Revenue	$1,462,177	$621,486	$795,595	$110,318	$-	$(28,421)	$2,961,155
Direct operating expenses	421,898	278,704	507,045	12,817	-	(4,215)	1,216,249
Selling, general and administrative expenses	504,012	109,493	163,088	71,242	-	(24,206)	823,629
Depreciation and amortization	135,870	95,726	100,923	19,872	9,525	-	361,916
Corporate expenses	-	-	-	-	161,320	-	161,320
Other operating income, net	-	-	-	-	3,508	-	3,508
Operating income (loss)	$400,397	$137,563	$24,539	$6,387	$(167,337)	$-	$401,549

Intersegment revenues	$-	$143	$-	$28,278	$-	$-	$28,421
Capital expenditures	$36,164	$29,651	$48,700	$4,695	$13,470	$-	$132,680
Share-based compensation expense	$-	$-	$-	$-	$11,339	$-	$11,339

Six Months Ended June 30, 2012
Revenue	$1,464,549	$600,829	$811,780	$115,842	$-	$(29,783)	$2,963,217
Direct operating expenses	411,606	285,268	511,764	12,326	-	(4,472)	1,216,492
Selling, general and administrative expenses	486,162	96,433	187,662	77,498	-	(25,311)	822,444
Depreciation and amortization	134,979	91,525	99,745	24,208	6,748	-	357,205
Corporate expenses	-	-	-	-	144,700	-	144,700
Other operating income, net	-	-	-	-	5,041	-	5,041
Operating income (loss)	$431,802	$127,603	$12,609	$1,810	$(146,407)	$-	$427,417

Intersegment revenues	$-	$770	$-	$29,013	$-	$-	$29,783
Capital expenditures	$26,826	$59,116	$66,909	$9,005	$12,436	$-	$174,292
Share-based compensation expense	$-	$-	$-	$-	$12,712	$-	$12,712

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

We manage our operating segments primarily focusing on their operating income, while Corporate expenses, Other operating income (expense), net, Interest expense, Gain on marketable securities, Equity in earnings of nonconsolidated affiliates, Other income (expense), net and Income tax benefit are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.

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

Our advertising revenue for all of our segments is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP, both domestically and internationally. According to the U.S. Department of Commerce, estimated U.S. GDP growth for the second quarter of 2013 was 1.7%. Internationally, our results are impacted by fluctuations in foreign currency exchange rates and economic conditions in the foreign markets in which we have operations.

Executive Summary

The key developments in our business for the three and six months ended June 30, 2013 are summarized below:

•         Consolidated revenue increased $15.6 million including an increase of $1.8 million from movements in foreign exchange during the three months ended June 30, 2013, and decreased $2.1 million including an increase of $0.9 million from movements in foreign exchange during the first six months of 2013 compared to the same periods of 2012. Excluding foreign exchange impacts and the $9.2 million and $17.5 million impact of our divestiture of our international neon business for the three month and six month periods of 2012, respectively, consolidated revenue increased $23.0 million and $14.5 million, respectively, over the comparable three-month and six-month periods of 2012.

•         CCME revenue increased $12.6 million during the three months ended June 30, 2013 compared to the same period of 2012 driven by increased digital and national sales.  CCME revenue decreased $2.4 million during the six months ended June 30, 2013 compared to the same period of 2012 driven by contract losses in our traffic revenues partially offset by increased digital and national sales.

•         Americas outdoor revenue increased $14.3 million and $20.7 million during the three and six months ended June 30, 2013, respectively, compared to the same periods of 2012 due primarily to increased sales capacity, rate, and occupancy from our digital and traditional product lines.

•         International outdoor revenue decreased $8.8 million and $16.2 million including increases of $1.9 million and $1.1 million from movements in foreign exchange during the three and six months ended June 30, 2013, respectively, compared to the same periods of 2012.  Excluding foreign exchange impacts and the $9.2 million and $17.5 million impact of our divestiture of our international neon business for the three and six month periods of 2012, respectively, revenue decreased $1.5 million and increased $0.2 million, respectively, over the comparable three-month and six-month periods of 2012. Continued weakened macro-economic conditions in Europe were partially offset by growth in other markets.

•         Revenues in our Other category declined $3.0 million and $5.5 million during the three months and six months ended June 30, 2013, respectively, compared to the same periods of 2012 primarily due to reduced political advertising.

•         During the second quarter of 2013, we spent $14.1 million on strategic revenue and cost-saving initiatives to realign and improve our on-going business operations—a decrease of $1.0 million compared to the second quarter of 2012.  For the six months ended June 30, 2013, we spent $22.9 million on strategic revenue and cost-saving initiatives—a decrease of $7.7 million compared to the same period of 2012.

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

•         During the second quarter of 2013, we amended our senior secured credit facility by extending $5.0 billion aggregate principal amount of Term Loan B facility and Term Loan C facility under our senior secured credit facility through the creation of a new Term Loan D facility due January 30, 2019.

•         During the second quarter of 2013, we completed an exchange offer (the “Note Exchange”) with certain holders of our 10.75% Senior Cash Pay Notes due 2016 (the “Outstanding Cash Pay Notes”) and 11.00%/11.75% Senior Toggle Notes due 2016 (the “Outstanding Toggle Notes” and collectively with the Outstanding Cash Pay Notes, the “Outstanding Notes”) pursuant to which $348.1 million aggregate principal amount of Outstanding Cash Pay Notes was exchanged for $348.0 million aggregate principal amount of 14.00% Senior Notes due 2021 (the “Senior Notes due 2021”), and $917.2 million aggregate principal amount of Outstanding Toggle Notes (including $452.7 million aggregate principal amount held by one of our subsidiaries) was exchanged for $853.0 million aggregate principal amount of Senior Notes due 2021 (including $421.0 million aggregate principal amount issued to one of our subsidiaries) and $64.2 million of cash (including $31.7 million of cash paid to one of our subsidiaries), plus, in each case, cash in an amount equal to accrued and unpaid interest from the last interest payment date applicable on the Outstanding Notes to, but not including, the closing date of the Note Exchange.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of our results of operations for the three and six months ended June 30, 2013 to the three and six months ended June 30, 2012 is as follows:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2013	2012	Change	2013	2012	Change
Revenue	$1,618,097	$1,602,494	1.0%	$2,961,155	$2,963,217	(0.1%)
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	623,278	604,956	3.0%	1,216,249	1,216,492	(0.0%)
Selling, general and administrative expenses (excludes depreciation and amortization)	418,420	399,326	4.8%	823,629	822,444	0.1%
Corporate expenses (excludes depreciation and amortization)	77,557	72,094	7.6%	161,320	144,700	11.5%
Depreciation and amortization	179,734	181,839	(1.2%)	361,916	357,205	1.3%
Other operating income, net	1,113	1,917	(41.9%)	3,508	5,041	(30.4%)
Operating income	320,221	346,196	(7.5%)	401,549	427,417	(6.1%)
Interest expense	407,508	385,867		793,033	759,883
Gain on marketable securities	130,898	-		130,898	-
Equity in earnings of nonconsolidated affiliates	5,971	4,696		9,612	8,251
Loss on extinguishment of debt	-	-		(3,888)	(15,167)
Other expense, net	(18,098)	(1,397)		(19,098)	(2,503)
Income (loss) before income taxes	31,484	(36,372)		(273,960)	(341,885)
Income tax benefit (expense)	(11,477)	8,663		84,848	166,061
Consolidated net income (loss)	20,007	(27,709)		(189,112)	(175,824)
Less amount attributable to noncontrolling interest	12,805	11,316		6,689	6,830
Net income (loss) attributable to the Company	$7,202	$(39,025)		$(195,801)	$(182,654)

Consolidated Revenue

Our consolidated revenue during the second quarter of 2013 increased $15.6 million including an increase of $1.8 million from movements in foreign exchange compared to the same period of 2012. Excluding the impact of foreign exchange movements and excluding the $9.2 million impact of our divestiture of our international neon business during the third quarter of 2012, consolidated revenue increased $23.0 million.  Our CCME revenue increased $12.6 million, primarily due to increased digital and national sales.  Americas outdoor revenue increased $14.3 million driven primarily by increased capacity and occupancy of our digital displays and increased occupancy and rates of our traditional displays.  Our International outdoor revenue decreased $8.8 million including positive movements in foreign exchange of $1.9 million compared to the same period of 2012. Excluding the impact of foreign exchange movements and the $9.2 million impact of our divestiture of our international neon business during the third quarter of 2012, International outdoor revenue decreased $1.5 million.  Declines in certain countries in Europe as a result of weakened macroeconomic conditions were partially offset by growth in street furniture, malls and transit revenue in other countries.  Other revenues declined by $3.0 million primarily as a result of reduced political advertising through our media representation business.

Our consolidated revenue decreased $2.1 million including an increase of $0.9 million from movements in foreign exchange during the first six months of 2013 compared to the same period of 2012. Excluding the impact of foreign exchange movements and excluding the $17.5 million impact of our divestiture of our international neon business during the third quarter of 2012, consolidated revenue increased $14.5 million.  Our CCME revenue decreased $2.4 million, driven by declining traffic revenues partially offset by increased digital and national sales.  Americas outdoor revenue increased $20.7 million, driven primarily by increased capacity and occupancy of our digital displays and increased occupancy and rates of our traditional displays.  Our International outdoor revenue decreased $16.2 million including positive movements in foreign exchange of $1.1 million compared to the same period of 2012.  Excluding the impact of foreign exchange movements and excluding the $17.5 million impact of our divestiture of our international neon business during the third quarter of 2012, revenue increased $0.2 million.  Street furniture, malls and transit revenue in certain countries drove International outdoor revenue growth, which was partially offset by declines in certain countries in Europe as a result of weakened macroeconomic conditions. Other revenues declined by $5.5 million primarily as a result of reduced political advertising through our media representation business.

Consolidated Direct Operating Expenses

Direct operating expenses increased $18.3 million including an increase of $1.0 million from movements in foreign exchange during the second quarter of 2013 compared to the same period of 2012.  Excluding the impact of foreign exchange movements and excluding the $6.0 million impact of our divestiture of our international neon business during 2012, consolidated direct operating expenses increased $23.3 million.  Our CCME direct operating expenses increased $23.7 million compared to the second quarter of 2012, primarily resulting from a $20.7 million credit received during the second quarter of 2012 from one of our performance rights organizations reducing our 2012 music licensing fees, as well as increases during the second quarter of 2013 in digital expenses related to our iHeartRadio digital platform including higher digital streaming fees partially offset by declining expenses during 2013 in our traffic business resulting from the impact of lower sales and our strategic cost initiatives.  Direct operating expenses in our Americas outdoor segment were relatively flat primarily due to the benefits resulting from our previous strategic cost initiatives and mix of higher margin products.  Direct operating expenses in our International outdoor segment decreased $5.3 million including an increase of $1.1 million from movements in foreign exchange compared to the same period of 2012.  Excluding the impact of foreign exchange movements and excluding the $6.0 million impact of our divestiture of our international neon business during 2012, direct operating expenses were relatively flat primarily from lower variable costs in certain countries where revenues have declined, offset by higher site lease and other expenses as a result of increased sales in other countries.

Direct operating expenses decreased $0.2 million including an increase of $1.2 million from movements in foreign exchange during the first six months of 2013 compared to the same period of 2012.  Excluding the impact of foreign exchange movements and excluding the $11.1 million impact of our divestiture of our international neon business in 2012, consolidated direct operating expenses increased $9.7 million.  Our CCME direct operating expenses increased $10.3 million, primarily resulting from a $20.7 million credit received during the first six months of 2012 from one of our performance rights organizations reducing our 2012 music licensing fees as well as increases during the first six months of 2013 in digital expenses related to our iHeartRadio digital platform including higher digital streaming fees partially offset by declining expenses during 2013 in our traffic business resulting from the impact of lower sales and our strategic cost initiatives.  Americas outdoor direct operating expenses decreased $6.6 million, primarily due to the benefits resulting from our previous strategic cost initiatives and mix of higher margin products.  Direct operating expenses in our International outdoor segment decreased $4.7 million including an increase of $1.4 million from movements in foreign exchange compared to the same period of 2012.  Excluding the impact of foreign exchange movements and excluding the $11.1 million impact of our divestiture of our international neon business during 2012, direct operating expenses increased $5.0 million primarily driven by higher site lease and other expenses as a result of increased sales in certain countries, partially offset by lower variable costs in other countries where revenues have declined.

Consolidated Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses increased $19.1 million including an increase of $0.6 million from movements in foreign exchange during the second quarter of 2013 compared to the same period of 2012.  Excluding the impact of foreign exchange movements and excluding the $1.7 million impact of our divestiture of our international neon business during 2012, consolidated SG&A expenses increased $20.2 million.  Our CCME SG&A expenses increased $18.1 million, primarily due to compensation expenses including amounts related to our variable compensation plans, including commissions, which were higher for the 2013 period in connection with increasing our digital and national revenues as well as higher promotional and sponsorship costs for special events such as the iHeartRadio Ultimate Pool Party and Coca Cola 600.  SG&A expenses increased $10.7 million in our Americas outdoor segment primarily due to the 2012 period being impacted by a favorable court ruling that resulted in a $7.8 million decrease in expenses, with other 2013 increases being driven by legal costs related to the Los Angeles litigation discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q.  Our International outdoor SG&A expenses decreased $9.5 million including a $0.6 million increase due to the effects of movements in foreign exchange compared to the same period of 2012.  Excluding the impact of foreign exchange movements and excluding the $1.7 million impact of our divestiture of our international neon business during 2012, SG&A expenses decreased $8.4 million primarily due to certain expenses during the 2012 period related to legal and other costs in Brazil that did not recur during the second quarter of 2013 and the benefits in 2013 resulting from our previous strategic cost initiatives.

SG&A expenses increased $1.2 million including an increase of $0.4 million from movements in foreign exchange during the first six months of 2013 compared to the same period of 2012.  Excluding the impact of foreign exchange movements and excluding the $3.5 million impact of our divestiture of our international neon business during 2012, consolidated SG&A expenses increased $4.3 million.  Our CCME SG&A expenses increased $17.9 million, primarily due to compensation expenses including amounts related to our variable compensation plans, including commissions, which were higher for the 2013 period in connection with increasing our digital and national revenues as well as higher promotional and sponsorship costs for special events such as the iHeartRadio Ultimate Pool Party, Coca Cola 600, and the Target Justin Timberlake 20/20 Experience.  SG&A expenses increased

$13.1 million in our Americas outdoor segment primarily due to the 2012 period being impacted by a favorable court ruling that resulted in a $7.8 million decrease in expenses, with other 2013 increases being driven by legal costs related to the Los Angeles litigation discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q.  Our International outdoor SG&A expenses decreased $24.6 million including a $0.4 million increase due to the effects of movements in foreign exchange compared to the same period of 2012.  Excluding the impact of foreign exchange movements and excluding the $3.5 million impact of our divestiture of our international neon business during 2012, SG&A expenses decreased $21.5 million primarily due to certain expenses during the 2012 period related to legal and other costs in Brazil that did not recur during the first six months of 2013.

Corporate Expenses

Corporate expenses increased $5.5 million and $16.6 million during the three and six months ended June 30, 2013, respectively, compared to the same periods of 2012, driven by increases in compensation expenses including amounts related to our variable compensation plans as well as legal costs resulting from copyright and patent matters, and legal costs related to the stockholder litigation discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q.

Revenue and Cost Initiatives

Included in the amounts for direct operating expenses, SG&A and corporate expenses discussed above are expenses of $14.1 million and $22.9 million incurred in connection with our strategic revenue and cost initiatives during the three and six months ended June 30, 2013, respectively.  The costs were incurred to improve revenue growth, enhance yield, reduce costs, and organize each business to maximize performance and profitability.  These costs consist primarily of consolidation of locations and positions, severance related to workforce initiatives, consulting expenses, and other costs incurred in connection with streamlining our businesses.  These costs are expected to provide benefits in future periods as the initiative results are realized.  Of these costs during the second quarter of 2013, $2.2 million are reported within direct operating expenses, $5.6 million are reported within SG&A and $6.3 million are reported within corporate expense.  In the second quarter of 2012, such costs totaled $2.9 million, $8.4 million, and $3.7 million, respectively. Of these costs during the six months ended June 30, 2013, $4.7 million are reported within direct operating expenses, $10.9 million are reported within SG&A and $7.3 million are reported within corporate expense compared to $6.5 million, $17.6 million, and $6.4 million, respectively, in 2012.

Depreciation and Amortization

Depreciation and amortization decreased $2.1 million and increased $4.7 million during the three and six months ended June 30, 2013, respectively, compared to the same periods of 2012.  The decrease during the three months ended June 30, 2013 was due to declines in amortization across all of our segments.  The increase for the first six months of 2013 is primarily a result of increased depreciation in our Americas outdoor segment related to depreciation of digital bulletins partially offset by a decline in amortization related to long-term contracts at our media representation business.

Other Operating Income, Net

Other operating income of $1.1 million and $3.5 million for the three and six months ended June 30, 2013, respectively, primarily related to proceeds from the disposal of operating and fixed assets.

Other operating income of $1.9 million and $5.0 million for the three and six months ended June 30, 2012, respectively, primarily related to proceeds received from condemnations of bulletins and buildings partially offset by losses realized on disposals of radio stations.

Interest Expense

Interest expense increased $21.6 million and $33.2 million during the three and six months ended June 30, 2013, respectively, compared to the same period of 2012, primarily due to the weighted average cost of debt increasing as a result of debt refinancings that occurred during the first six months of 2013, as described under “Sources of Capital” below.

Gain on Marketable Securities

The gain on marketable securities of $130.9 million for the three and six months ended June 30, 2013, respectively, represented the proceeds from the sale of the shares we held in Sirius XM Radio, Inc. during the second quarter of 2013.

Loss on Extinguishment of Debt

In connection with the prepayment of Term Loan A of our senior secured credit facilities during the six months ended June 30, 2013, we recognized a loss of $3.9 million due to the write-off of deferred loan costs.

For the six months ended June 30, 2012, we recognized a loss related to the accelerated expensing of $15.2 million of loan fees upon the prepayment of $2,096.2 million of our senior secured credit facilities in connection with CCWH’s issuance of Senior Subordinated Notes due 2020.

Other Expenses, Net

In connection with the Note Exchange of a portion of the 10.75% Senior Cash Notes and 11.00%/11.75% Senior Toggle Notes for newly-issued Senior Notes due 2021 and in connection with the senior secured credit facility amendment, both of which were accounted for as modifications of existing debt, we incurred expenses of $17.9 million.

Income Tax Benefit

Our effective tax rates for the three and six months ended June 30, 2013 were 36.5% and 31.0%, respectively.  The effective tax rates for the three and six months ended June 30, 2013 were primarily impacted by the cancellation of indebtedness income recognized during the periods and our inability to record tax benefit on tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years.

Our effective tax rates for the three and six months ended June 30, 2012 were 23.8% and 48.6%, respectively. The effective tax rate for the three months ended June 30, 2012 was primarily impacted by our inability to record tax benefits for tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future periods.  Our effective tax rate for the six months ended June 30, 2012 was primarily impacted by the completion of income tax examinations in various jurisdictions during the period which resulted in a reduction to income tax expense of approximately $61.0 million.

CCME Results of Operations

Our CCME operating results were as follows:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2013	2012	Change	2013	2012	Change
Revenue	$805,611	$793,039	2%	$1,462,177	$1,464,549	(0%)
Direct operating expenses	219,476	195,790	12%	421,898	411,606	3%
SG&A expenses	263,024	244,893	7%	504,012	486,162	4%
Depreciation and amortization	68,038	67,923	0%	135,870	134,979	1%
Operating income	$255,073	$284,433	(10%)	$400,397	$431,802	(7%)

Three Months

CCME revenue increased $12.6 million during the second quarter of 2013 compared to the same period of 2012, primarily driven by national advertising revenue increases across various markets and advertising categories, including telecommunications, retail and financial services, as well as growth in digital advertising revenue as a result of increased listenership on our iHeartRadio platform with total listening hours increasing 36%.  Partially offsetting those increases were declines in our traffic business as a result of certain contract losses and lower sales resulting from integration activities.

Direct operating expenses increased $23.7 million during the second quarter of 2013, primarily resulting from a $20.7 million credit received during the second quarter of 2012 from one of our performance rights organizations reducing our 2012 music licensing fees, as well as higher streaming expenses during the second quarter of 2013 due to increased listenership on our iHeartRadio digital platform partially offset by reductions in costs in 2013 related to our traffic business as a result of lower revenues and the benefit of our previous strategic cost initiatives.  SG&A expenses increased $18.1 million during the second quarter of 2013 primarily due to compensation expenses including amounts related to our variable compensation plans, including commissions, which were higher in connection with our increased digital and national revenues as well as promotional and marketing costs for special events such as the iHeartRadio Ultimate Pool Party and the Coca Cola 600.

Six Months

CCME revenue decreased $2.4 million during the first six months of 2013 compared to the same period of 2012, primarily due to declines in our traffic business as a result of certain contract losses and lower sales resulting from integration activities.

Partially offsetting those declines were national advertising revenue increases across various markets and advertising categories, including telecommunications, retail, and financial services, as well as growth in digital advertising revenue as a result of increased listenership on our iHeartRadio platform with total listening hours increasing 34%.

Direct operating expenses increased $10.3 million during the first six months of 2013, primarily resulting from a $20.7 million credit received during the first six months of 2012 from one of our performance rights organizations reducing our 2012 music licensing fees, as well as higher streaming expenses during the first six months of 2013 due to increased listenership partially offset by reductions in costs related to our traffic business as a result of lower revenues, the benefit of our previous strategic cost initiatives and reductions in spending on strategic revenue and cost initiatives.  SG&A expenses increased $17.9 million primarily due to compensation expenses including amounts related to our variable compensation plans, including commissions, which were higher for the 2013 period in connection with our increased digital and national revenues as well as promotional and sponsorship costs for special events such as the iHeartRadio Ultimate Pool Party, Coca Cola 600, and the Target Justin Timberlake 20/20 Experience.

Americas Outdoor Advertising Results of Operations

Our Americas outdoor advertising operating results were as follows:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2013	2012	Change	2013	2012	Change
Revenue	$335,025	$320,678	4%	$621,486	$600,829	3%
Direct operating expenses	141,813	142,267	(0%)	278,704	285,268	(2%)
SG&A expenses	55,121	44,377	24%	109,493	96,433	14%
Depreciation and amortization	47,041	48,567	(3%)	95,726	91,525	5%
Operating income	$91,050	$85,467	7%	$137,563	$127,603	8%

Three Months

Our Americas outdoor revenue increased $14.3 million during the second quarter of 2013 compared to the same period of 2012, driven primarily by bulletins, particularly by increased occupancy and capacity of our digital displays and increased occupancy and rates of our traditional displays.  Our airport revenues grew primarily as a result of higher average rates and increased occupancy by customers at our largest U.S. airports. Poster revenue also increased with growth driven by higher rates and advertising campaigns utilizing our traditional product lines.

Direct operating expenses were relatively flat primarily due to the benefits resulting from our previous strategic cost initiatives and mix of higher margin products.  SG&A expenses increased $10.7 million primarily due to the 2012 period being impacted by a favorable court ruling that resulted in a $7.8 million decrease in expenses with other 2013 increases being driven by legal costs related to the Los Angeles litigation discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q.

Six Months

Our Americas outdoor revenue increased $20.7 million during the six months ended June 30, 2013 compared to the same period of 2012, driven primarily by bulletins, and particularly by increased occupancy and capacity of our digital displays and increased rate and occupancy of our traditional bulletins.  Increases in poster revenues were driven by new contracts and advertising campaigns utilizing our traditional product lines.  Partially offsetting these increases were declines in specialty business revenues due primarily to a significant contract during 2012.

Direct operating expenses decreased $6.6 million, primarily due to the benefits resulting from our previous strategic cost initiatives as well as variable costs associated with the favorable mix of higher margin products. SG&A expenses increased $13.1 million primarily due to the 2012 period being impacted by a favorable court ruling that resulted in a $7.8 million decrease in expenses with other 2013 increases being driven by legal costs related to the Los Angeles litigation discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q.

Depreciation and amortization increased $4.2 million, primarily as a result of our deployment of digital bulletins in recent years.

International Outdoor Advertising Results of Operations

Our International outdoor advertising operating results were as follows:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2013	2012	Change	2013	2012	Change
Revenue	$431,846	$440,648	(2%)	$795,595	$811,780	(2%)
Direct operating expenses	257,745	263,047	(2%)	507,045	511,764	(1%)
SG&A expenses	77,899	87,375	(11%)	163,088	187,662	(13%)
Depreciation and amortization	49,930	50,710	(2%)	100,923	99,745	1%
Operating income	$46,272	$39,516	17%	$24,539	$12,609	95%

Three Months

International outdoor revenue decreased $8.8 million during the second quarter of 2013 compared to the same period of 2012, including an increase of $1.9 million from movements in foreign exchange and the divestiture of our international neon business during the third quarter of 2012, which had $9.2 million in revenues in the three months ended June 30, 2012.  Excluding the impact of foreign exchange and the divestiture, revenues decreased $1.5 million.  The decrease was driven by lower revenues in certain countries in Europe as a result of weakened macroeconomic conditions.  These declines were partially offset by revenue growth in China, the UK, and Latin America primarily in street furniture advertising revenue, as well as higher transit advertising sales resulting from new contracts in Norway.

Direct operating expenses decreased $5.3 million including an increase of $1.1 million from movements in foreign exchange and the divestiture of our international neon business during the third quarter of 2012, which had $6.0 million in direct operating expenses in the three months ended June 30, 2012.  Excluding the impact of movements in foreign exchange and the divestiture, direct operating expenses were relatively flat.  Declines in expenses in response to declining revenues in certain countries in Europe were partially offset by increases in variable costs in other markets such as Norway, China and Latin America resulting from increased revenues.  SG&A expenses decreased $9.5 million including an increase of $0.6 million from movements in foreign exchange and the divestiture of our international neon business during the third quarter of 2012, which had $1.7 million in SG&A expenses in the three months ended June 30, 2012.  Excluding the impact of movements in foreign exchange and the divestiture, SG&A expenses decreased $8.4 million primarily due to the absence in 2013 of expenses incurred during the second quarter of 2012 in connection with legal and other costs in Brazil as well as decreases in 2013 in strategic revenue and cost initiative expenses.

Six Months

International outdoor revenue decreased $16.2 million during the six months ended June 30, 2013 compared to the same period of 2012, including an increase of $1.1 million from movements in foreign exchange and the divestiture of our international neon business during the third quarter of 2012, which had $17.5 million in revenues for the six months ended June 30, 2012.  Excluding the impact of foreign exchange and the divestiture, revenues were relatively flat.  Increases in revenue resulting from revenue growth in China, Latin America, Australia and the UK primarily in street furniture advertising revenue, as well as higher transit advertising sales resulting from new contracts in Norway, were offset by lower revenues in certain countries in Europe as a result of weakened macroeconomic conditions.

Direct operating expenses decreased $4.7 million including an increase of $1.4 million from movements in foreign exchange and the divestiture of our international neon business during the third quarter of 2012, which had $11.1 million in direct operating expenses for the six months ended June 30, 2012.  Excluding the impact of movements in foreign exchange and the divestiture, direct operating expenses increased $5.0 million driven by increases in variable costs in certain markets such as China, Norway and Latin America resulting from increased revenues partially offset by declines in expenses in response to declining revenues in other countries in Europe.  SG&A expenses decreased $24.6 million including an increase of $0.4 million from movements in foreign exchange and the divestiture of our international neon business during the third quarter of 2012, which had $3.5 million in SG&A expenses for the six months ended June 30, 2012.  Excluding the impact of movements in foreign exchange and the divestiture, SG&A expenses decreased $21.5 million primarily due to the absence in 2013 of $22.7 million in expenses incurred during the first six months of 2012 in connection with legal and other costs in Brazil as well as decreases in 2013 in strategic revenue and cost initiative expenses.

Reconciliation of Segment Operating Income to Consolidated Operating Income

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
CCME	$255,073	$284,433	$400,397	$431,802
Americas outdoor advertising	91,050	85,467	137,563	127,603
International outdoor advertising	46,272	39,516	24,539	12,609
Other	9,105	10,241	6,387	1,810
Other operating income, net	1,113	1,917	3,508	5,041
Corporate expenses (1)	(82,392)	(75,378)	(170,845)	(151,448)
Consolidated operating income	$320,221	$346,196	$401,549	$427,417

(1)        Corporate expenses include infrastructure support expenses related to CCME, Americas outdoor, International outdoor and our Other category, as well as overall executive, administrative and support functions and share-based compensation expense.

Share-Based Compensation Expense

We do not have any compensation plans under which we grant stock awards to employees. Our employees receive equity awards from CC Media Holdings, Inc.’s (“CCMH”) and Clear Channel Outdoor Holdings, Inc.’s (“CCOH”) equity incentive plans.

Share-based compensation payments are recorded in corporate expenses and were $5.8 million and $5.8 million for the three months ended June 30, 2013 and 2012, respectively, and $11.3 million and $12.7 million for the six months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013, there was $26.7 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions.  Based on the terms of the award agreements, this cost is expected to be recognized over a weighted average period of approximately two years.  In addition, as of June 30, 2013, there was $16.8 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following discussion highlights our cash flow activities during the six months ended June 30, 2013 and 2012, respectively.

(In thousands)	Six Months Ended June 30,
	2013	2012
Cash provided by (used for):
Operating activities	$(92,814)	$118,849
Investing activities	$25,863	$(191,132)
Financing activities	$(449,533)	$162,360

Operating Activities

Our consolidated net loss, adjusted for $193.7 million of non-cash items resulted in positive cash flows of $4.6 million during the six months ended June 30, 2013.  Our consolidated net loss, adjusted for $353.0 million of non-cash items, provided positive cash flows of $177.2 million during the six months ended June 30, 2012.  Cash used for operating activities during the six months ended June 30, 2013 was $92.8 million compared to $118.8 million of cash provided during the six months ended June 30, 2012.  Cash paid for interest was $90.0 million higher in the six months ended June 30, 2013 compared to the prior year due to the timing of accrued interest with the issuance of CCWH’s Subordinated Notes during the first quarter of 2012 and our 9.0% Priority Guarantee Notes due 2019 during the fourth quarter of 2012.

Non-cash items affecting our net loss include depreciation and amortization, deferred taxes, gain on disposal of operating and fixed assets, gain on marketable securities, loss on extinguishment of debt, provision for doubtful accounts, share-based compensation, equity in earnings of nonconsolidated affiliates, amortization of deferred financing charges and note discounts, net and other reconciling items, net as presented on the face of the consolidated statement of cash flows.

Investing Activities

Cash provided by investing activities of $25.9 million during the six months ended June 30, 2013 reflected proceeds from the sale of our shares of Sirius XM Radio, Inc. of $135.5 million as well as our capital expenditures of $132.7 million.  We spent $36.2 million for capital expenditures in our CCME segment primarily related to leasehold improvements, $29.6 million in our Americas outdoor segment primarily related to the construction of new advertising structures such as digital displays, $48.7 million in our International outdoor segment primarily related to new advertising structures such as billboards and street furniture and renewals of existing contracts, $4.7 million in our Other category related to our national representation business, and $13.5 million by Corporate primarily related to equipment and software.  Other cash provided by investing activities were $26.8 million of proceeds from sales of other operating and fixed assets.

Cash used for investing activities during the first six months of 2012 primarily reflected capital expenditures of $174.3 million.  We spent $26.8 million for capital expenditures in our CCME segment primarily related to studio and other equipment, $59.1 million in our Americas outdoor segment primarily related to the construction of new billboards, $66.9 million in our International outdoor segment primarily related to new billboard and street furniture contracts and renewals of existing contracts, $9.0 million in our Other category related to our national representation business, and $12.4 million by Corporate primarily related to building and leasehold improvements as well as other equipment.

Financing Activities

Cash used for financing activities of $449.5 million during the six months ended June 30, 2013 primarily reflected payments on long-term debt. We repaid our 5.75% senior notes at maturity for $312.1 million (net of $187.9 million principal amount held by and repaid to one of our subsidiaries) using cash on hand. We prepaid $846.9 million outstanding under our Term Loan A under our senior secured credit facilities using the proceeds from the issuance of our 11.25% Priority Guarantee Notes, borrowings under our receivables based credit facility, and cash on hand.  Other cash used for financing activities included payments to repurchase noncontrolling interests of $61.1 million.

Cash provided by financing activities during the first six months of 2012 primarily reflected the issuance of Senior Subordinated Notes due 2020 by CCWH, and the use of proceeds distributed to us in connection with a special cash dividend paid by CCOH to its stockholders, in addition to cash on hand, to repay $2,096.2 million of indebtedness under our senior secured credit facilities.  Our financing activities also reflect a $244.7 million reduction in noncontrolling interest as a result of the special cash dividend from CCOH paid in connection with the Subordinated Notes issuance, which represents the portion paid to parties other than our subsidiaries that own CCOH common stock. In addition, we repaid our 5.0% senior notes at maturity for $249.9 million (net of $50.1 million principal amount held by and repaid to one of our subsidiaries), plus accrued interest, using a portion of the proceeds from our February 2011 issuance of $1.0 billion of 9.0% Priority Guarantee Notes along with available cash on hand.

Anticipated Cash Requirements

Our primary source of liquidity is cash on hand, cash flow from operations and borrowing capacity under our domestic receivables based credit facility, subject to certain limitations contained in our material financing agreements. At June 30, 2013, we had debt maturities totaling $31.8 million, $483.1 million, and $271.0 million in 2013, 2014, and 2015, respectively.  At June 30, 2013, we had $704.2 million of cash on our balance sheet including $271.3 million in consolidated cash balances held outside the U.S. by our subsidiaries, all of which is readily convertible into other foreign currencies including the U.S. dollar. We disclose in Item 8 of our Form 10-K within Note 1, Summary of Significant Accounting Policies, that our policy is to permanently reinvest the earnings of our non-U.S. subsidiaries as these earnings are generally redeployed in those jurisdictions for operating needs and continued functioning of their businesses.  We have the ability and intent to indefinitely reinvest the undistributed earnings of consolidated subsidiaries based outside of the United States.  If any excess cash held by our foreign subsidiaries were needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes.  This is a result of significant current and historic deficits in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.

Our ability to fund our working capital needs, debt service and other obligations, and to comply with the financial covenants under our financing agreements depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond our control. If our future operating performance does not meet our expectations or our plans materially change in an adverse manner or prove to be materially inaccurate, we may need additional financing. In connection with our financing transactions completed in the second quarter of 2013, the average interest rate on our outstanding debt has increased.  We anticipate paying cash interest of approximately $740.0 million in the remainder of 2013.  Future financing transactions may further increase interest expense, which could in turn reduce our financial flexibility and our ability to fund other activities and make us more vulnerable to changes in operating performance or economic downturns generally.  There can be no assurance that additional financing, if permitted under the terms of our financing agreements, will be available on terms acceptable to us or at all. The inability to obtain additional financing in such circumstances could have a material adverse effect on our financial condition and on our ability to meet our obligations.

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

We were in compliance with the covenants contained in our material financing agreements as of June 30, 2013, including the maximum consolidated senior secured net debt to consolidated EBITDA limitation contained in our senior secured credit facilities. We believe our long-term plans, which include promoting spending in our industries and capitalizing on our diverse geographic and product opportunities, including the continued investment in our media and entertainment initiatives and continued deployment of digital displays, will enable us to continue generating cash flows from operations sufficient to meet our liquidity and funding requirements long term.  However, our anticipated results are subject to significant uncertainty and there can be no assurance that we will be able to maintain compliance with these covenants.  In addition, our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any covenants set forth in our financing agreements would result in a default thereunder. An event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, the lenders under the receivables based facility under our senior secured credit facilities would have the option to terminate their commitments to make further extensions of credit thereunder. If we are unable to repay our obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility. In addition, a default or acceleration under any of our material financing agreements could cause a default under other of our obligations that are subject to cross-default and cross-acceleration provisions. The threshold amount for a cross-default under the senior secured credit facilities is $100.0 million.

Sources of Capital

As of June 30, 2013 and December 31, 2012, we had the following debt outstanding, net of cash and cash equivalents:

(In millions)	June 30, 2013	December 31, 2012
Senior Secured Credit Facilities	$8,228.6	$9,075.5
Receivables Based Facility (1)	247.0	-
Priority Guarantee Notes	4,324.8	3,749.8
Other Secured Subsidiary Debt	22.7	25.5
Total Secured Debt	12,823.1	12,850.8

Senior Cash Pay Notes	448.1	796.3
Senior Toggle Notes	365.3	829.8
Senior Notes	780.0	-
Clear Channel Senior Notes	1,436.4	1,748.6
Subsidiary Senior Notes	2,725.0	2,725.0
Subsidiary Senior Subordinated Notes	2,200.0	2,200.0
Other Clear Channel Subsidiary Debt	1.4	5.6
Purchase accounting adjustments and original issue discount	(367.2)	(409.0)
Total Debt	20,412.1	20,747.1
Less: Cash and cash equivalents	704.2	1,225.0
	$19,707.9	$19,522.1

(1)        The receivables based credit facility provides for borrowings of up to the lesser of $535 million (the revolving credit commitment) or the borrowing base amount, as defined under the receivables based facility, subject to certain limitations contained in our material financing agreements.

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

The following table reflects a reconciliation of consolidated EBITDA (as defined by our senior secured credit facilities) to operating income and net cash provided by operating activities for the four quarters ended June 30, 2013:

Four Quarters Ended
(In Millions)	June 30, 2013
Consolidated EBITDA (as defined by our senior secured credit facilities)	$1,996.5
Less adjustments to consolidated EBITDA (as defined by our senior secured credit facilities):
Cost incurred in connection with the closure and/or consolidation of facilities, retention charges, consulting fees, and other permitted activities	(73.0)
Extraordinary, non-recurring or unusual gains or losses or expenses and severance (as referenced in the definition of consolidated EBITDA in our senior secured credit facilities)	(44.4)
Non-cash charges	(39.4)
Cash received from nonconsolidated affiliates	(21.2)
Other items	(22.1)
Less: Depreciation and amortization, Impairment charges, Other operating income (expense), net, and Share-based compensation expense	(752.2)
Operating income	1,044.2
Plus: Depreciation and amortization, Impairment charges, Other operating income (expense), net, and Share-based compensation expense	752.2
Less: Interest expense	(1,582.2)
Less: Current income tax benefit	(77.6)
Plus: Other income (expense), net	(16.3)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities (including Provision for doubtful accounts, Amortization of deferred financing charges and note discounts, net and Other reconciling items, net)	169.5
Change in assets and liabilities, net of assets acquired and liabilities assumed	(16.3)
Net cash provided by operating activities	$273.5

The maximum ratio under this financial covenant is currently set at 9.25:1 and reduces to 9.00:1 and 8.75:1 for the four quarters ended December 31, 2013 and December 31, 2014, respectively.  At June 30, 2013, our ratio was 6.2:1.

Senior Secured Credit Facility Amendment

During the second quarter of 2013, we amended our senior secured credit facility by extending a portion of Term Loan B and Term Loan C loans due 2016 through the creation of a new $5.0 billion Term Loan D facility due January 30, 2019. The amendment also permitted us to make applicable high yield discount obligation catch-up payments beginning in May 2018 with respect to the new Term Loan D facility and any notes issued in connection with our exchange of our outstanding 10.75% Senior Cash Pay Notes due 2016 and 11.00%/11.75% Senior Toggle Notes due 2016 discussed later.

As of June 30, 2013, our senior secured credit facility consisted of a $3.0 billion Term Loan B facility, which matures on January 30, 2016, a $198.2 million Term Loan C facility, which matures on January 30, 2016, and a $5.0 billion Term Loan D facility, which matures on January 30, 2019.

The new Term Loan D facility has the same security and guarantee package as the outstanding Term Loans B and C and borrowings under the new Term Loan D facility bear interest at a rate equal to, at our option, adjusted LIBOR plus 6.75% or a base rate plus 5.75%.

Senior Notes Exchange

During the second quarter of 2013, we completed the Note Exchange with certain holders of the Outstanding Cash Pay Notes and Outstanding Toggle Notes resulting in the issuance of $1.2 billion aggregate principal amount (including $421.0 million principal amount held by one of our subsidiaries) of the Senior Notes due 2021.  In the Note Exchange, $348.1 million aggregate principal amount of Outstanding Cash Pay Notes was exchanged for $348.0 million aggregate principal amount of the Senior Notes due 2021, and $917.2 million aggregate principal amount of Outstanding Toggle Notes was exchanged for $853.0 million aggregate principal amount of Senior Notes due 2021 and $64.2 million of cash, plus, in each case, cash in an amount equal to accrued and unpaid interest from the last interest payment date applicable on the Outstanding Notes to, but not including, the closing date of the Note Exchange.  The Senior Notes due 2021 mature on February 1, 2021.  Interest on the Senior Notes due 2021 is payable semi-annually on February 1 and August 1 of each year, commencing August 1, 2013.  Interest on the Senior Notes due 2021 will be paid at the rate of (i) 12.0% per annum in cash and (ii) 2.0% per annum through the issuance of payment-in-kind notes (the “PIK Notes”).  Any PIK Notes issued in certificated form will be dated as of the applicable interest payment date and will bear interest from and after such date. All PIK Notes issued will mature on February 1, 2021 and have the same rights and benefits as the Senior Notes due 2021.  The Senior Notes due 2021 are fully and unconditionally guaranteed on a senior basis by the guarantors named in the indenture governing such notes.  The guarantee is structurally subordinated to all existing and future indebtedness and other liabilities of any subsidiary of the applicable subsidiary guarantor that is not also a guarantor of the Senior Notes due 2021.

We may redeem or purchase the Senior Notes due 2021 at our option, in whole or in part, at any time prior to August 1, 2015, at a redemption price equal to 100% of the principal amount of Senior Notes due 2021 redeemed plus an applicable premium.  In addition, until August 1, 2015, we may, at our option, on one or more occasions, redeem up to 60% of the then outstanding aggregate principal amount of Senior Notes due 2021 at a redemption price equal to (x) with respect to the first 30% of the then outstanding aggregate principal amount of the Senior Notes due 2021, 109.0% of the aggregate principal amount thereof and (y) with respect to the next 30% of the then outstanding aggregate principal amount of the Senior Notes due 2021, 112.0% of the aggregate principal amount thereof, in each case plus accrued and unpaid interest thereon to the applicable redemption date.  We may redeem the Senior Notes due 2021, in whole or in part, on or after August 1, 2015, at the redemption prices set forth in the indenture plus accrued and unpaid interest to the redemption date.

The indenture governing the Senior Notes due 2021 contains covenants that limit our ability and the ability of our restricted subsidiaries to, among other things: (i) incur additional indebtedness or issue certain preferred stock; (ii) pay dividends on, or make distributions in respect of, their capital stock or repurchase their capital stock; (iii) make certain investments or other restricted payments; (iv) sell certain assets; (v) create liens or use assets as security in other transactions; (vi) merge, consolidate or transfer or dispose of substantially all of their assets; (vii) engage in transactions with affiliates; and (viii) designate their subsidiaries as unrestricted subsidiaries.

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

We may redeem the 11.25% Priority Guarantee Notes at our option, in whole or part, at any time prior to March 1, 2016, at a price equal to 100% of the principal amount of the 11.25% Priority Guarantee Notes redeemed, plus accrued and unpaid interest to the redemption date and plus an applicable premium.  In addition, until March 1, 2016, we may elect to redeem up to 40% of the aggregate principal amount of the 11.25% Priority Guarantee Notes at a redemption price equal to 111.25% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings.  We may redeem the 11.25% Priority Guarantee Notes, in whole or in part, on or after March 1, 2016, at the redemption prices set forth in the indenture plus accrued and unpaid interest to the redemption date.

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

Uses of Capital

Debt Repayments, Maturities and Other

During the second quarter of 2013, we exchanged $348.1 million aggregate principal amount of Outstanding Cash Pay Notes for $348.0 million aggregate principal amount of the Senior Notes due 2021, and $917.2 million aggregate principal amount of Outstanding Toggle Notes (including $452.7 million aggregate principal amount held by one of our subsidiaries) for $853.0 million aggregate principal amount of Senior Notes due 2021 (including $421.0 million aggregate principal amount issued to one of our subsidiaries) and $64.2 million of cash (including $31.7 million of cash paid to one of our subsidiaries), pursuant to the Note Exchange.  In connection with the Note Exchange and the senior secured credit facility amendment, both of which were accounted for as modifications of existing debt in accordance with ASC 470-50, we incurred expenses of $17.9 million which are included in “Other expenses”.

During the first quarter of 2013, we repaid our 5.75% senior notes at maturity for $312.1 million (net of $187.9 million principal amount repaid to one of our subsidiaries with respect to notes repurchased and held by such entity), plus accrued interest, using cash on hand.

In addition, during the first quarter of 2013, using the proceeds from the issuance of the 11.25% Priority Guarantee Notes along with borrowings under our receivables based credit facility of $269.5 million and cash on hand, we prepaid all $846.9 million outstanding under our Term Loan A under the senior secured credit facilities.  We recorded a loss of $3.9 million in “Loss on extinguishment of debt” related to the accelerated expensing of loan fees.

Certain Relationships with the Sponsors

We are party to a management agreement with certain affiliates of Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018.  These agreements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses.  For the three months ended June 30, 2013 and 2012, we recognized management fees and reimbursable expenses of $4.0 million and $4.0 million, respectively.  For the six months ended June 30, 2013 and 2012, we recognized management fees and reimbursable expenses of $8.1 million and $8.0 million, respectively.

Proposed Settlement of CCOH Stockholder Litigation

In connection with the cash management arrangements for CCOH, we maintain an intercompany revolving promissory note payable by us to CCOH (the “Note”), which consists of the net activities resulting from day-to-day cash management services provided by us to CCOH.  As of June 30, 2013, the balance of the Note was $850.8 million, all of which is payable on demand.  The Note is eliminated in consolidation in our consolidated financial statements.  The Note is the subject of derivative litigation filed in the Delaware Court of Chancery by stockholders of CCOH.  Please refer to “Legal Proceedings” within Part II of this Quarterly Report on Form 10-Q for additional information about this stockholder litigation.  On March 28, 2013, legal counsel for the defendants in that matter entered into a binding memorandum of understanding (the “MOU”) with legal counsel for a special litigation committee consisting of certain independent directors of CCOH and the plaintiffs to settle the derivative litigation. The MOU obligated the parties to use their best efforts to prepare a Stipulation of Settlement reflecting the terms of the MOU and present such Stipulation of Settlement to the Delaware Chancery Court for approval.  On July 8, 2013, the parties executed the Stipulation of Settlement, on terms consistent with the MOU, and presented the Stipulation of Settlement to the Delaware Chancery Court for approval.  If the Stipulation of Settlement is approved by the Delaware Chancery Court, we expect CCOH would, within 10 calendar days after final court approval of the settlement, notify us of its intent to make a demand for repayment of $200 million outstanding under the Note 20 calendar days thereafter (or if that day is not a business day, then the next business day thereafter) and declare a dividend of $200 million to be paid the same business day that such demand is made, conditioned on our satisfying such demand.  As the indirect parent of CCOH, we would be entitled to approximately 89% of the proceeds from such dividend through our wholly-owned subsidiaries.  The remaining approximately 11% of the proceeds from the dividend, or approximately $22 million, would be paid to the public stockholders of CCOH.  In addition, if the Stipulation of Settlement is approved by the Delaware Chancery Court, we expect CCOH would establish a committee of its board of directors, consisting of independent and disinterested directors of CCOH, that would have the incremental and non-exclusive authority pursuant to a committee charter to make demands for repayment under the Note under certain specified circumstances tied to our liquidity or the balance of the Note.  If notice of such a demand were made pursuant to the terms of the charter, CCOH would declare a simultaneous dividend equal to the amount so demanded, and a pro rata portion of that dividend would be paid to the public stockholders of CCOH.  Based on our current and anticipated levels of operations and conditions in our markets, we currently expect that we would fund the dividends to be paid to the public stockholders of CCOH if and when demands are made using our existing sources of capital.

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

MARKET RISK

We are exposed to market risks arising from changes in market rates and prices, including movements in interest rates, foreign currency exchange rates and inflation.

Interest Rate Risk

A significant amount of our long-term debt bears interest at variable rates.  Accordingly, our earnings will be affected by changes in interest rates.  At June 30, 2013 we had an interest rate swap agreement with a $2.5 billion notional amount that effectively fixes interest rates on a portion of our floating rate debt at a rate of 4.4%, plus applicable margins, per annum.  The fair value of this agreement at June 30, 2013 was a liability of $27.4 million.  At June 30, 2013, approximately 29% of our aggregate principal amount of long-term debt, including taking into consideration debt on which we have entered into a pay-fixed-rate-receive-floating-rate swap agreement, bears interest at floating rates.

Assuming the current level of borrowings and interest rate swap contracts and assuming a 30% change in LIBOR, it is estimated that our interest expense for the six months ended June 30, 2013 would have changed by $3.5 million.

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

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar.  Our foreign operations reported net income of $29.8 million and $0.6 million for the three and six months ended June 30, 2013.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net income for the three months ended June 30, 2013 by $3.0 million and we estimate that our net income for the six months ended June 30, 2013 would have remained flat.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during the three and six months ended June 30, 2013 would have increased our net income by a corresponding amount.

This analysis does not consider the implications that such currency fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

Inflation

Inflation is a factor in the economies in which we do business and we continue to seek ways to mitigate its effect.  Inflation has affected our performance in terms of higher costs for wages, salaries and equipment.  Although the exact impact of inflation is indeterminable, we believe we have offset these higher costs by increasing the effective advertising rates of most of our broadcasting stations and outdoor display faces in our CCME, Americas outdoor, and International outdoor operations.

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

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Stockholder Litigation

Two derivative lawsuits were filed in March 2012 in Delaware Chancery Court by stockholders of CCOH, an indirect non-wholly owned subsidiary of ours. The consolidated lawsuits are captioned In re Clear Channel Outdoor Holdings, Inc. Derivative Litigation, Consolidated Case No. 7315-CS. The complaints name as defendants certain of our and CCOH’s current and former directors and us, as well as Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P.  CCOH also is named as a nominal defendant.  The complaints allege, among other things, that in December 2009 we breached fiduciary duties to CCOH and its stockholders by allegedly requiring CCOH to agree to amend the terms of a revolving promissory note payable by us to CCOH to extend the maturity date of the note and to amend the interest rate payable on the note. According to the complaints, the terms of the amended promissory note were unfair to CCOH because, among other things, the interest rate was below market. The complaints further allege that we were unjustly enriched as a result of that transaction.  The complaints also allege that the director defendants breached fiduciary duties to CCOH in connection with that transaction and that the transaction constituted corporate waste.  On April 4, 2012, the board of directors of CCOH formed a special litigation committee consisting of certain independent directors (the “SLC”) to review and investigate plaintiffs’ claims and determine the course of action that serves the best interests of CCOH and its stockholders.  On March 28, 2013, to avoid the costs, disruption and distraction of further litigation, and without admitting the validity of any allegations made in the complaint, legal counsel for the defendants entered into a binding memorandum of understanding (the “MOU”) with legal counsel for the SLC and the plaintiffs to settle the litigation.  The MOU obligated the parties to use their best efforts to prepare a Stipulation of Settlement reflecting the terms of the MOU and present such Stipulation of Settlement to the Delaware Chancery Court for approval.  On July 8, 2013, the parties executed the Stipulation of Settlement, on terms consistent with the MOU, and presented the Stipulation of Settlement to the Delaware Chancery Court for approval.  On July 9, 2013, the Delaware Chancery Court scheduled a Settlement Hearing, which will be held on September 9, 2013 in the Delaware Chancery Court, for the purposes of determining, among other things, whether the settlement is fair, reasonable, adequate, and in the best interests of CCOH and its stockholders. Unless and until the Delaware Chancery Court approves of the settlement, no assurance can be provided that the parties will be able to resolve the outstanding litigation as contemplated by the Stipulation of Settlement.  We and CCOH filed the Stipulation of Settlement with the SEC as an exhibit to our respective Current Reports on Form 8-K filed on July 9, 2013.

Los Angeles Litigation

In 2008, Summit Media, LLC, one of our competitors, sued the City of Los Angeles, Clear Channel Outdoor, Inc. and CBS Outdoor in Los Angeles Superior Court (Case No. BS116611) challenging the validity of a settlement agreement that had been entered into in November 2006 among the parties. Pursuant to the settlement agreement, Clear Channel Outdoor, Inc. had taken down existing billboards and converted 83 existing signs from static displays to digital displays pursuant to modernization permits issued through an administrative process of the City. The Los Angeles Superior Court ruled in January 2010 that the settlement agreement constituted an ultra vires act of the City and nullified its existence, but did not invalidate the modernization permits issued to Clear Channel Outdoor, Inc. and CBS. All parties appealed the ruling by the Los Angeles Superior Court to Court of Appeal for the State of California, Second Appellate District, Division 8. On December 10, 2012, the Court of Appeal issued an order upholding the Superior Court’s finding that the settlement agreement was ultra vires and remanding the case to the Superior Court for the purpose of invalidating the modernization permits issued to Clear Channel Outdoor, Inc. and CBS for the digital displays that were the subject of the settlement agreement.  On January 22, 2013, Clear Channel Outdoor, Inc. filed a petition with the California Supreme Court requesting its review of the matter, and the Supreme Court denied that petition on February 27, 2013.  On April 12, 2013, the Los Angeles Superior Court invalidated 82 digital modernization permits issued to Clear Channel Outdoor, Inc. and 13 issued to CBS and ordered that the companies turn off the electrical power to affected digital displays by the close of business on April 15, 2013.  Clear Channel Outdoor,

Inc. has complied with the order.  On April 16, 2013, the Court conducted further proceedings during which it held that it was not invalidating two additional digital modernization permits that Clear Channel Outdoor, Inc. had secured through a special zoning plan and confirmed that its April 12 order invalidated only digital modernization permits – no other types of permits the companies may have secured for the signs at issue.  Summit Media, LLC has filed a further motion requesting that the Court order the demolition of the 82 sign structures on which the now-invalidated digital signs operated.  The motion is scheduled to be heard on September 16, 2013.

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
4.1

Indenture, dated as of June 21, 2013, among Clear Channel Communications, Inc., Clear Channel Capital I, LLC, as guarantor, the other guarantors party thereto, Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (incorporated by reference to Exhibit 4.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on June 21, 2013).

4.2	Form of Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on June 21, 2013).
4.3

Registration Rights Agreement, dated as of June 21, 2013, by and among Clear Channel Communications, Inc., Clear Channel Capital I, LLC, as guarantor, certain subsidiary guarantors named therein and the dealer managers named therein (incorporated by reference to Exhibit 4.3 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on June 21, 2013).

10.1

Agreement Regarding Aircraft, dated May 31, 2013, by and among Clear Channel Communications, Inc., Mark P. Mays, Randall T. Mays and L. Lowry Mays (incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.2

Amendment No. 2 to Amended and Restated Credit Agreement, dated as of May 31, 2013, by and among Clear Channel Communications, Inc., Clear Channel Capital I, LLC, the subsidiary co-borrowers party thereto, the foreign subsidiary revolving borrowers thereto, Citibank, N.A. as Administrative Agent, the lenders from time to time party thereto and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on June 4, 2013).

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

August 1, 2013

/s/ SCOTT D. HAMILTON

Scott D. Hamilton

Senior Vice President, Chief Accounting Officer and Assistant Secretary