Form 10-K
period 2013-12-31
CLEAR CHANNEL COMMUNICATIONS INC
filed 2014-02-20
CIK 739708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]          Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the fiscal year ended December 31, 2013, or

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  YES [  ]  NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K as, among other things, all of the registrant’s equity securities are owned indirectly by CC Media Holdings, Inc., which is a reporting company under the Securities Exchange Act of 1934 and which has filed with the SEC all materials required to be filed pursuant to Section 13, 14 or 15(d) thereof, and the registrant is therefore filing this Form 10-K with a reduced disclosure format.

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

On February 7, 2014, there were 500,000,000 outstanding shares of common stock.

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

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related

                      Stockholder Matters (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K).......................................... 124

Item 13.        Certain Relationships and Related Transactions, and Director Independence (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)........................................................................................................ 124

Item 14.        Principal Accounting Fees and Services............................................................................................................................................ 124

PART IV

Item 15.        Exhibits and Financial Statement Schedules...................................................................................................................................... 125

PART I

ITEM 1.  Business

The Company

Clear Channel Communications, Inc. (the “Company”) is a Texas corporation with all of its outstanding shares of common stock held by Clear Channel Capital I, LLC, an indirect, wholly-owned subsidiary of CC Media Holdings, Inc. (“CCMH”).

CCMH was formed in May 2007 by private equity funds sponsored by Bain Capital Partners, LLC (“Bain Capital”) and Thomas H. Lee Partners, L.P. (“THL”) (together, the “Sponsors”) to effect the acquisition of the Company by CCMH. On July 30, 2008, CCMH acquired the Company. The acquisition was effected by the merger of an entity formed by the Sponsors, then an indirect subsidiary of CCMH, with and into the Company. As a result of the merger, the Company became an indirect wholly-owned subsidiary of CCMH. Upon the consummation of the merger, CCMH became a public company and the Company was no longer a public company.

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

Our corporate headquarters are in San Antonio, Texas and we have executive offices in New York, New York. Our headquarters are located at 200 East Basse Road, San Antonio, Texas 78209 (telephone: 210-822-2828).

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

Our Business Segments

We are a diversified media and entertainment company with three reportable business segments:  Media and Entertainment (“CCME”); Americas outdoor advertising (“Americas outdoor”); and International outdoor advertising (“International outdoor”).  Our CCME segment provides media and entertainment services via broadcast and digital delivery and also includes our national syndication business.  Our Americas outdoor and International outdoor segments provide outdoor advertising services in their respective geographic regions using various digital and traditional display types.  Our Americas outdoor segment consists of operations primarily in the United States and Canada.  Our International outdoor segment consists of operations primarily in Asia, Australia, Europe and Latin America.  Our “Other” category includes our full-service media representation business, Katz Media Group (“Katz Media”), as well as other general support services and initiatives, which are ancillary to our other businesses.  Approximately half of our revenue is generated from our CCME segment. The remaining half is comprised of our Americas outdoor and our International outdoor advertising segments, as well as Katz Media and other support services and initiatives.

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

CCME

Our CCME operations include radio broadcasting, online and mobile services and products, program syndication, entertainment, traffic data distribution and music research services.  Our radio stations and content can be heard on AM/FM stations, HD digital radio stations, satellite radio, at iHeartRadio.com and our radio stations’ websites, on gaming consoles, via in-home entertainment, in enhanced automotive platforms, through our iHeartRadio mobile application on tablets and smart phones, and via navigation systems.

As of December 31, 2013, we owned 835 domestic radio stations servicing more than 150 U.S. markets, including 45 of the top 50 markets and 85 of the top 100 markets.  CCME includes radio stations for which we are the licensee and one station for which we provide programming and sell air time under a local marketing agreement (“LMA”).  We are also the beneficiary of Aloha Station Trust, LLC, which owns and operates 19 radio stations which we were required to divest in order to comply with Federal Communication Commission (“FCC”) media ownership rules, and which are being marketed for sale.  Our portfolio of stations offers a broad assortment of programming formats, including adult contemporary, country, contemporary hit radio, rock, news/talk, sports, urban, oldies and others.

In addition to our local radio programming, we also operate Premiere Networks (“Premiere”), a national radio network that produces, distributes or represents approximately 90 syndicated radio programs and serves more than 5,000 radio station affiliates, reaching over 190 million listeners weekly.  We also deliver real-time traffic information via navigation systems, radio and television broadcast media and wireless and Internet-based services through our traffic business, Total Traffic & Weather Network.

Strategy

Our CCME strategy centers on delivering entertaining and informative content across multiple platforms, including broadcast, mobile and digital as well as promotional events.  We strive to serve our listeners by providing the content they desire on the platform they prefer, while supporting advertisers, strategic partners, music labels and artists with a diverse platform of creative marketing opportunities designed to effectively reach and engage target audiences.  Our CCME strategy also focuses on continuing to improve the operations of our stations by providing valuable programming and promotions, as well as sharing best practices across our stations in marketing, distribution, sales and cost management.

Promote Broadcast Radio Media Spending.  Given the attractive reach and metrics of both the broadcast radio industry in general and CCME in particular, as well as our depth and breadth of relationships with both media agencies and national and local advertisers, we believe we can drive broadcast radio’s share of total media spending by using our dedicated national sales team to highlight the value of broadcast radio relative to other media.  We have made and continue to make significant investments in research to enable our clients to better understand how our assets can successfully reach their target audiences and promote their advertising campaigns; broadened our national sales teams and initiatives to better develop, create and promote their advertising campaigns; invested in technology to enhance our platform and capabilities; and continue to seek opportunities to deploy our iHeartRadio digital radio service across both existing and emerging devices and platforms. We are also working closely with advertisers, marketers and agencies to meet their needs through new products, events and services developed through optimization of our current portfolio of assets, as well as to develop tools to determine how effective broadcast radio is in reaching their desired audiences.

Promote Local and National Advertising.  We intend to grow our CCME businesses by continuing to develop effective programming, creating new solutions for our advertisers and agencies, fostering key relationships with advertisers and improving our local and national sales teams. We intend to leverage our diverse collection of assets, our programming and creative strengths, and our consumer relationships to create special events, such as one-of-a-kind local and national promotions for our listeners, and develop new, innovative technologies and products to promote our advertisers.  We seek to maximize revenue by closely managing our advertising opportunities and pricing to compete effectively in local markets. We operate price and yield information systems, which provide detailed inventory information. These systems enable our station managers and sales directors to adjust commercial inventory and pricing based on local market demand, as well as to manage and monitor different commercial durations (60 second, 30 second, 15 second and five second) in order to provide more effective advertising for our customers at what we believe are optimal prices given market conditions.

Continue to Enhance the Listener Experience.  We intend to continue enhancing the listener experience by offering a wide variety of compelling content and methods of delivery.  We will continue to provide the content our listeners desire on their preferred platforms.  Our investments have created a collection of leading on-air talent. For example, Premiere offers more than 90 syndicated radio programs and services for more than 5,000 radio station affiliates across the United States, including popular programs such as Rush Limbaugh, Sean Hannity, Glenn Beck, Ryan Seacrest, Steve Harvey, Elvis Duran, Bobby Bones and Delilah. Our distribution capabilities allow us to attract top talent and more effectively utilize programming, sharing our best and most compelling content across many stations.

Deliver Content via Multiple Distribution Technologies.  We continue to expand the choices for our listeners. We deliver music, news, talk, sports, traffic and other content using an array of distribution technologies, including broadcast radio and HD radio channels, satellite radio, digitally via iHeartRadio.com and our stations’ websites, and through our iHeartRadio mobile application on smart phones and tablets, on gaming consoles, via in-home entertainment, in enhanced automotive platforms, as well as in-vehicle entertainment and navigation systems.  Some examples of our recent initiatives are as follows:

•         Streaming.   We provide streaming content via the Internet, mobile and other digital platforms. We rank among the top streaming networks in the U.S. with regards to Average Active Sessions (“AAS”), Session Starts (“SS”) and Average Time Spent Listening (“ATSL”).  AAS and SS measure the level of activity while ATSL measures the ability to keep the audience engaged.

•         Websites and Mobile Applications.  We have developed mobile and Internet applications such as the iHeartRadio smart phone application and website. These mobile and Internet applications allow listeners to use their smart phones, tablets or other digital devices to interact directly with stations, find titles/artists, request songs and create custom stations while providing an additional method for advertisers to reach consumers. As of December 31, 2013, our iHeartRadio mobile application has been downloaded approximately 300 million times. iHeartRadio provides a unique digital music experience by offering access to more than 1,500 live broadcast and digital-only radio stations, plus user-created custom stations with broad social media integration and our on demand content from our premium talk partnerships and user generated talk shows. Through our digital platforms, we estimate that we had more than 76 million unique digital visitors for the month of December 2013. In addition, through December 2013, iHeartRadio streamed, on average, 143 million total listening hours monthly via our website and mobile application.

Sources of Revenue

Our CCME segment generated 50%, 49%, and 48% of our revenue for the years ended December 31, 2013, 2012 and 2011, respectively.  The primary source of revenue in our CCME segment is the sale of commercials on our radio stations for local and national advertising.  Our iHeartRadio mobile application and website, our station websites and Total Traffic & Weather Network also provide additional means for our advertisers to reach consumers.

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

Radio Stations

As of December 31, 2013, we owned 835 radio stations, including 239 AM and 596 FM domestic radio stations, of which 151 stations were in the top 25 markets.  Therefore, no one property is material to our overall operations.  We believe that our properties are in good condition and suitable for our operations.

Radio broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”).  As described in “Regulation of Our Media and Entertainment Business” below, the FCC grants us licenses in order to operate our radio stations.  The following table provides the number of owned radio stations in the top 25 Arbitron-ranked markets within our CCME segment.

Arbitron		Number
Market		of
Rank(1)	Market	Stations
1	New York, NY	6
2	Los Angeles, CA	8
3	Chicago, IL	7
4	San Francisco, CA	7
5	Dallas-Ft. Worth, TX	6
6	Houston-Galveston, TX	6
7	Washington, DC	5
8	Philadelphia, PA	6
9	Atlanta, GA	7
10	Boston, MA	5
11	Miami-Ft. Lauderdale-Hollywood, FL	7
12	Detroit, MI	7
13	Seattle-Tacoma, WA	7
14	Phoenix, AZ	8
15	Puerto Rico	-
16	Minneapolis-St. Paul, MN	6
17	San Diego, CA	7
18	Tampa-St. Petersburg-Clearwater, FL	8
19	Denver-Boulder, CO	8
20	Nassau-Suffolk (Long Island), NY	2
21	Baltimore, MD	4
22	St. Louis, MO	6
23	Portland, OR	7
24	Charlotte-Gastonia-Rock Hill, NC-SC	5
25	Pittsburgh, PA	6
	Total Top 25 Markets(2)	151

(1)        Source: Fall 2013 Arbitron Radio Market Rankings.

(2)        Included in the total are stations that were placed in a trust in order to bring the merger into compliance with the FCC’s media ownership rules.  We have divested certain of these stations in the past and will continue to divest these stations as required.

Premiere Networks

We operate Premiere, a national radio network that produces, distributes or represents more than 90 syndicated radio programs and services for more than 5,000 radio station affiliates, reaching over 190 million listeners weekly.  Our broad distribution capabilities enable us to attract and retain top programming talent. Some of our more popular syndicated programs include Rush Limbaugh, Sean Hannity, Glenn Beck, Ryan Seacrest, Steve Harvey, Elvis Duran, Bobby Bones and Delilah.  We believe recruiting and retaining top talent is an important component of the success of our radio networks.

Total Traffic & Weather Network

Total Traffic & Weather Network delivers real-time local traffic flow and incident information along with weather updates to more than 2,000 radio and approximately 150 television affiliates, as well as through Internet and mobile partnerships, reaching nearly 200 million consumers each month. Total Traffic & Weather Network services more than 200 markets in the United States, Canada and Mexico. It operates the largest broadcast traffic navigation network in North America and has expanded its offerings to include news, weather and sports content.

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

Americas Outdoor Advertising

We are the largest outdoor advertising company in North America (based on revenues), which includes the United States and Canada.  Approximately 95% of our revenue in our Americas outdoor advertising segment was derived from the United States in each of the years ended December 31, 2013, 2012 and 2011.  We own or operate approximately 105,000 display structures in our Americas outdoor segment with operations in 47 of the 50 largest markets in the United States, including all of the 20 largest markets.

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

Promote Outdoor Media Spending.  Given the attractive industry fundamentals of outdoor media and our depth and breadth of relationships with both local and national advertisers, we believe we can drive outdoor advertising's share of total media spending by using our dedicated national sales team to highlight the value of outdoor advertising relative to other media.  Outdoor advertising only represented 4% of total dollars spent on advertising in the United States in 2012. We have made and continue to make significant investments in research tools that enable our clients to better understand how our displays can successfully reach their target audiences and promote their advertising campaigns. Also, we are working closely with clients, advertising agencies and other diversified media companies to develop more sophisticated systems that will provide improved audience metrics for outdoor advertising.  For example, we have implemented the TAB Out of Home Ratings audience measurement system which: (1) separately reports audiences for billboards, posters, junior posters, transit shelters and phone kiosks, (2) reports for geographically sensitive reach and frequency, (3) provides granular detail, reporting individual out of home units in over 200 designated market areas, (4) provides detailed demographic data comparable to other media, and (5) provides true commercial ratings based on people who see the advertising.

Continue to Deploy Digital Displays.  Digital outdoor advertising provides significant advantages over traditional outdoor media. Our electronic displays are linked through centralized computer systems to instantaneously and simultaneously change advertising copy on a large number of displays, allowing us to sell more advertising opportunities to advertisers. The ability to change copy by time of day and quickly change messaging based on advertisers’ needs creates additional flexibility for our customers. Although digital displays require more capital to construct compared to traditional bulletins, the advantages of digital allow us to penetrate new accounts and categories of advertisers, as well as serve a broader set of needs for existing advertisers. Digital displays allow for high-frequency, 24-hour advertising changes in high-traffic locations and allow us to offer our clients optimal flexibility, distribution, circulation and visibility. We expect this trend to continue as we increase our quantity of digital inventory. As of December 31, 2013, we have deployed more than 1,000 digital billboards in 37 markets in the United States.

Sources of Revenue

Americas outdoor generated 21%, 20% and 20% of our revenue in 2013, 2012 and 2011, respectively.  Americas outdoor revenue is derived from the sale of advertising copy placed on our traditional and digital displays.  Our display inventory consists primarily of billboards, street furniture displays and transit displays.  The margins on our billboard contracts, including those related to digital billboards, tend to be higher than those on contracts for other displays, due to their greater size, impact and location along major roadways that are highly trafficked.  Billboards comprise approximately two-thirds of our display revenues.  The following table shows the approximate percentage of revenue derived from each category for our Americas outdoor inventory:

	Year Ended December 31,
	2013	2012	2011
Billboards:
Bulletins	57%	56%	53%
Posters	13%	13%	13%
Street furniture displays	4%	4%	4%
Transit displays	17%	17%	16%
Other displays (1)	9%	10%	14%
Total	100%	100%	100%

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

Advertising Inventory and Markets

As of December 31, 2013, we owned or operated approximately 105,000 display structures in our Americas outdoor advertising segment with operations in 47 of the 50 largest markets in the United States, including all of the 20 largest markets.  Therefore, no one property is material to our overall operations.  We believe that our properties are in good condition and suitable for our operations.

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

International Outdoor Advertising

Our International outdoor business segment includes our operations in Asia, Australia, Europe and Latin America, with approximately 33% of our revenue in this segment derived from France and the United Kingdom for each of the years ended December 31, 2013, 2012 and 2011.  As of December 31, 2013, we owned or operated more than 570,000 displays across 28 countries.

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

Continue to Deploy Digital Display Networks.  Internationally, digital out-of-home displays are a dynamic medium which enables our customers to engage in real-time, tactical, topical and flexible advertising.  We will continue our focused and dedicated digital strategy as we remain committed to the digital development of out-of-home communication solutions internationally.  Through our international digital brand, Clear Channel Play, we are able to offer networks of digital displays in multiple formats and multiple environments including bus shelters, airports, transit, malls and flagship locations.  We seek to achieve greater consumer engagement and flexibility by delivering powerful, flexible and interactive campaigns that open up new possibilities for advertisers to engage with their target audiences.  We had more than 3,700 digital displays in 14 countries across Europe, Asia and Latin America as of December 31, 2013.

Sources of Revenue

Our International outdoor segment generated 27%, 27% and 28% of our revenue in 2013, 2012 and 2011, respectively.  International outdoor advertising revenue is derived from the sale of traditional advertising copy placed on our display inventory and electronic displays which are part of our network of digital displays.  Our International outdoor display inventory consists primarily of street furniture displays, billboards, transit displays and other out-of-home advertising displays. The following table shows the approximate percentage of revenue derived from each inventory category of our International outdoor segment:

	Year Ended December 31,
	2013	2012	2011
Street furniture displays	48%	46%	43%
Billboards (1)	23%	26%	28%
Transit displays	9%	8%	9%
Other (2)	20%	20%	20%
Total	100%	100%	100%

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

Advertising Inventory and Markets

As of December 31, 2013, we owned or operated more than 570,000 displays in our International outdoor segment, with operations across 28 countries.  Our International outdoor display count includes display faces, which may include multiple faces on a single structure, as well as small, individual displays.  As a result, our International outdoor display count is not comparable to our Americas outdoor display count, which includes only unique displays.  No one property is material to our overall operations.  We believe that our properties are in good condition and suitable for our operations.

Competition

The international outdoor advertising industry is fragmented, consisting of several larger companies involved in outdoor advertising, such as JCDecaux and ExterionMedia, as well as  numerous smaller and local companies operating a limited number of displays in a single market or a few local markets.  We also compete with other advertising media in our respective markets, including broadcast and cable television, radio, print media, direct mail, the Internet and other forms of advertisement.  Outdoor companies compete primarily based on ability to reach consumers, which is driven by location of the display.

Other

Our Other category includes our 100%-owned media representation firm, Katz Media, as well as other general support services and initiatives which are ancillary to our other businesses.

Katz Media, a leading media representation firm in the U.S. for radio and television stations, sells national spot advertising time for clients in the radio and television industries throughout the United States.  As of December 31, 2013, Katz Media represented more than 4,000 radio stations, approximately one-fifth of which are owned by us.  Katz Media also represents approximately 800 television and digital multicast stations.

Katz Media generates revenue primarily through contractual commissions realized from the sale of national spot and online advertising.  National spot advertising is commercial airtime sold to advertisers on behalf of radio and television stations.  Katz Media represents its media clients pursuant to media representation contracts, which typically have terms of up to ten years in length.

Employees

As of December 31, 2013, we had approximately 15,100 domestic employees and approximately 5,700 international employees, of which approximately 19,100 were in direct operations and 1,700 were in administrative or corporate related activities.  Approximately 900 of our employees are subject to collective bargaining agreements in their respective countries. We are a party to numerous collective bargaining agreements, none of which represent a significant number of employees.  We believe that our relationship with our employees is good.

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

Ownership Regulation

FCC rules and policies define the interests of individuals and entities, known as “attributable” interests, which implicate FCC rules governing ownership of broadcast stations and other specified mass media entities.  Under these rules, attributable interests generally include: (1) officers and directors of a licensee or of its direct or indirect parent; (2) general partners; (3) limited partners and limited liability company members, unless properly “insulated” from management activities; (4) a 5% or more direct or indirect voting stock interest in a corporate licensee or parent, except that, for a narrowly defined class of passive investors, the attribution threshold is a 20% or more voting stock interest; and (5) combined equity and debt interests in excess of 33% of a licensee’s total asset value, if the interest holder provides over 15% of the licensee station’s total weekly programming, or has an attributable broadcast or newspaper interest in the same market (the “EDP Rule”).  An entity that owns one or more radio stations in a market and programs more than 15% of the broadcast time, or sells more than 15% per week of the advertising time, on a radio station in the same market is generally deemed to have an attributable interest in that station.

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

Alien Ownership Restrictions

The Communications Act restricts foreign entities or individuals from owning or voting more than 20% of the equity of a broadcast licensee directly and more than 25% indirectly (i.e., through a parent company), unless the FCC has made a finding that greater foreign ownership is in the public interest. Since we serve as a holding company for FCC licensee subsidiaries, we have been effectively restricted from having more than one-fourth of our stock owned or voted directly or indirectly by foreign entities or individuals.  In November 2013, the FCC clarified that it would entertain and authorize, on a case-by-case basis and upon sufficient public interest showing, proposals to exceed the 25% foreign ownership limit in broadcasting holding companies.

Indecency Regulation

Federal law regulates the broadcast of obscene, indecent or profane material.  Legislation enacted by Congress provides the FCC with authority to impose fines of up to $325,000 per utterance with a cap of $3.0 million for any violation arising from a single act.  In June 2012, the U.S. Supreme Court ruled on the appeals of several FCC indecency enforcement actions.  While setting aside the particular FCC actions under review on narrow due process grounds, the Supreme Court declined to rule on the constitutionality of the FCC’s indecency policies, and the FCC has since solicited public comment on those policies.  We have received, and may receive in the future, letters of inquiry and other notifications from the FCC concerning complaints that programming aired on our stations contains indecent or profane language.  We cannot predict the outcome of our outstanding letters of inquiry and notifications from the FCC or the nature or extent of future FCC indecency enforcement actions.

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

Privacy and Data Protection

We collect certain types of information from users of our technology platforms, including, without limitation, our websites, web pages, interactive features, applications, Twitter and Facebook pages, and mobile application (“Platforms”), in accordance with the privacy policies and terms of use posted on the applicable Platform.  We collect personally identifiable information directly from Platform users in several ways, including when a user purchases our products or services, registers to use our services, fills out a listener profile, posts comments, uses our social networking features, participates in polls and contests and signs up to receive email newsletters.  We also may obtain information about our listeners from other listeners and third parties.  We use the information we collect about and from Platform users for a variety of business purposes.

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

Regulation of our Americas and International Outdoor Advertising Businesses

The outdoor advertising industry in the United States is subject to governmental regulation at the federal, state and local levels. These regulations may include, among others, restrictions on the construction, repair, maintenance, lighting, upgrading, height, size, spacing and location and permitting of and, in some instances, content of advertising copy being displayed on outdoor advertising structures.  In addition, international regulations have a significant impact on the outdoor advertising industry.  International regulation of the outdoor advertising industry can vary by municipality, region and country, but generally limits the size, placement, nature and density of out-of-home displays. Other regulations may limit the subject matter and language of out-of-home displays.

From time to time, legislation has been introduced in both the United States and foreign jurisdictions attempting to impose taxes on revenue from outdoor advertising or for the right to use outdoor advertising assets. Several jurisdictions have imposed such taxes as a percentage of our outdoor advertising revenue generated in that jurisdiction.  In addition, some jurisdictions have taxed our personal property and leasehold interests in advertising locations using various valuation methodologies.  We expect U.S. and foreign jurisdictions to continue to try to impose such taxes as a way of increasing revenue.  In recent years, outdoor advertising also has become the subject of targeted taxes and fees.  These laws may affect prevailing competitive conditions in our markets in a variety of ways.  Such laws may reduce our expansion opportunities or may increase or reduce competitive pressure from other members of the outdoor advertising industry.  No assurance can be given that existing or future laws or regulations, and the enforcement thereof, will not materially and adversely affect the outdoor advertising industry.  However, we contest laws and regulations that we believe unlawfully restrict our constitutional or other legal rights and may adversely impact the growth of our outdoor advertising business.

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

To satisfy the HBA’s requirements, all states have passed billboard control statutes and regulations that regulate, among other things, construction, repair, maintenance, lighting, height, size, spacing and the placement and permitting of outdoor advertising structures.  We are not aware of any state that has passed control statutes and regulations less restrictive than the prevailing federal requirements on the federal highway system, including the requirement that an owner remove any non-grandfathered, non-compliant signs along the controlled roads, at the owner’s expense and without compensation.  Local governments generally also include billboard control as part of their zoning laws and building codes regulating those items described above and include similar provisions regarding the removal of non-grandfathered structures that do not comply with certain of the local requirements.  Some local governments have initiated code enforcement and permit reviews of billboards within their jurisdiction. In some instances we have had to remove billboards as a result of such reviews.

As part of their billboard control laws, state and local governments regulate the construction of new signs.  Some jurisdictions prohibit new construction, some jurisdictions allow new construction only to replace or relocate existing structures and some jurisdictions allow new construction subject to the various restrictions discussed above.  In certain jurisdictions, restrictive regulations also limit our ability to relocate, rebuild, repair, maintain, upgrade, modify or replace existing legal non-conforming billboards.

U.S. federal law neither requires nor prohibits the removal of existing lawful billboards, but it does mandate the payment of compensation if a state or political subdivision compels the removal of a lawful billboard along the controlled roads.  In the past, state governments have purchased and removed existing lawful billboards for beautification purposes using federal funding for transportation enhancement programs, and these jurisdictions may continue to do so in the future. From time to time, state and local government authorities use the power of eminent domain and amortization to remove billboards.  Thus far, we have been able to obtain satisfactory compensation for, or relocation of, our billboards purchased or removed as a result of these types of governmental action, although there is no assurance that this will continue to be the case in the future.

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

ITEM 1A.  RISK FACTORS

Risks Related to Our Business

Our results have been in the past, and could be in the future, adversely affected by economic uncertainty or deteriorations in economic conditions

We derive revenues from the sale of advertising.  Expenditures by advertisers tend to be cyclical, reflecting economic conditions and budgeting and buying patterns.  Periods of a slowing economy or recession, or periods of economic uncertainty, may be accompanied by a decrease in advertising. For example, the global economic downturn that began in 2008 resulted in a decline in advertising and marketing by our customers, which resulted in a decline in advertising revenues across our businesses. This reduction in advertising revenues had an adverse effect on our revenue, profit margins, cash flow and liquidity. Global economic conditions have been slow to recover and remain uncertain.  If economic conditions do not continue to improve, economic uncertainty increases or economic conditions deteriorate again, global economic conditions may once again adversely impact our revenue, profit margins, cash flow and liquidity.  Furthermore, because a significant portion of our revenue is derived from local advertisers, our ability to generate revenues in specific markets is directly affected by local and regional conditions, and unfavorable regional economic conditions also may adversely impact our results.  In addition, even in the absence of a downturn in general economic conditions, an individual business sector or market may experience a downturn, causing it to reduce its advertising expenditures, which also may adversely impact our results.

We performed impairment tests on our goodwill and other intangible assets during the fourth quarter of 2013, 2012 and 2011 and recorded non-cash impairment charges of $17.0 million, $37.7 million and $7.6 million, respectively.  Although we believe we have made reasonable estimates and used appropriate assumptions to calculate the fair value of our licenses, billboard permits and reporting units, it is possible a material change could occur.  If actual market conditions and operational performance for the respective reporting units underlying the intangible assets were to deteriorate, or if facts and circumstances change that would more likely than not reduce the estimated fair value of the indefinite-lived assets or goodwill for these reporting units below their adjusted carrying amounts, we may also be required to recognize additional impairment charges in future periods, which could have a material impact on our financial condition and results of operations.

To service our debt obligations and to fund capital expenditures, we will require a significant amount of cash to meet our needs, which depends on many factors beyond our control

Our ability to service our debt obligations and to fund capital expenditures will require a significant amount of cash.  Our primary source of liquidity is cash on hand, cash flow from operations and borrowing capacity under our receivables based credit facility, subject to certain limitations contained in our material financing agreements.  Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flow from operations, borrowing capacity under our receivables based credit facility and cash flow from other liquidity-generating transactions will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next twelve months. However, our ability to fund our working capital, capital expenditures, debt service and other obligations, and to comply with the financial covenant under our financing agreements, depends on our future operating performance and cash from operations and other liquidity-generating transactions, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond our control. If our future operating performance does not meet our expectation or our plans materially change in an adverse manner or prove to be materially inaccurate, we may need additional financing.  In addition, the purchase price of possible acquisitions, capital expenditures for deployment of digital billboards and/or other strategic initiatives could require additional indebtedness or equity financing on our part.  Adverse securities and credit market conditions could significantly affect the availability of equity or debt financing. In connection with our financing transactions completed during 2013, the average interest rate on our outstanding debt has increased.  We anticipate paying cash interest of approximately $1.6 billion during 2014.  Future financing transactions may further increase interest expense, which could in turn reduce our financial flexibility and our ability to fund other activities and make us more vulnerable to changes in operating performance or economic downturns generally.  There can be no assurance that additional financing, if permitted under the terms of our financing agreements, will be available on terms acceptable to us or at all. The inability to generate sufficient cash or obtain additional financing could have a material adverse effect on our financial condition and on our ability to meet our obligations or pursue strategic initiatives.

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

•         other changes in governmental regulations and policies and actions of regulatory bodies, which could increase our taxes or other costs, reduce our outdoor advertising inventory, restrict the advertising media that we employ or restrict some or all of our customers that operate in regulated areas from using certain advertising media or from advertising at all;

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

We face intense competition in our media and entertainment and our outdoor advertising businesses

We operate in a highly competitive industry, and we may not be able to maintain or increase our current audience ratings and advertising and sales revenues. Our media and entertainment and our outdoor advertising businesses compete for audiences and advertising revenues with other media and entertainment businesses and outdoor advertising businesses, as well as with other media, such as newspapers, magazines, television, direct mail, portable digital audio players, mobile devices, satellite radio, Internet-based services and live entertainment, within their respective markets. Audience ratings and market shares are subject to change, which could have the effect of reducing our revenues in that market. Our competitors may develop technology, services or advertising media that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. It also is possible that new competitors may emerge and rapidly acquire significant market share in any of our business segments.  An increased level of competition for advertising dollars may lead to lower advertising rates as we attempt to retain customers or may cause us to lose customers to our competitors who offer lower rates that we are unable or unwilling to match.

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

Our business is dependent on our management team and other key individuals

Our business is dependent upon the performance of our management team and other key individuals.  A number of key individuals have joined us or assumed increased responsibilities over the past several years, including Robert W. Pittman, who became our Chief Executive Officer on October 2, 2011, C. William Eccleshare, who was promoted to be our Chief Executive Officer—Outdoor on January 24, 2012, and Richard J. Bressler, who became our President and Chief Financial Officer on July 29, 2013.  Effective January 2014, Mr. Pittman and Mr. Bressler assumed direct management responsibility for our Media and Entertainment division in addition to their existing roles.  Although we have entered into agreements with some members of our management team and certain other key individuals, we can give no assurance that all or any of our management team and other key individuals will remain with us.  Competition for these individuals is intense and many of our key employees are at-will employees who are under no legal obligation to remain with us, and may decide to leave for a variety of personal or other reasons beyond our control.  If members of our management or key individuals decide to leave us in the future, or if we are not successful in attracting, motivating and retaining other key employees, our business could be adversely affected.

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

Government regulation of outdoor advertising may restrict our outdoor advertising operations

U.S. federal, state and local regulations have a significant impact on the outdoor advertising industry and our business. One of the seminal laws is the HBA, which regulates outdoor advertising on controlled roads in the United States. The HBA regulates the size and location of billboards, mandates a state compliance program, requires the development of state standards, promotes the expeditious removal of illegal signs and requires just compensation for takings. Construction, repair, maintenance, lighting, upgrading, height, size, spacing, the location and permitting of billboards and the use of new technologies for changing displays, such as digital displays, are regulated by federal, state and local governments. From time to time, states and municipalities have prohibited or significantly limited the construction of new outdoor advertising structures. Changes in laws and regulations affecting outdoor advertising, or changes in the interpretation of those laws and regulations, at any level of government, including the foreign jurisdictions in which we operate, could have a significant financial impact on us by requiring us to make significant expenditures or otherwise limiting or restricting some of our operations. Due to such regulations, it has become increasingly difficult to develop new outdoor advertising locations.

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

A number of state and local governments have implemented or initiated taxes, fees and registration requirements in an effort to decrease or restrict the number of outdoor signs and/or to raise revenue.  From time to time, legislation also has been introduced in international jurisdictions attempting to impose taxes on revenue from outdoor advertising or for the right to use outdoor advertising assets.  In addition, a number of jurisdictions have implemented legislation or interpreted existing legislation to restrict or prohibit the installation of digital billboards, and we expect these efforts to continue.  The increased imposition of these measures, and our inability to overcome any such measures, could reduce our operating income if those outcomes require removal or restrictions on the use of preexisting displays or limit growth of digital displays.  In addition, if we are unable to pass on the cost of these items to our clients, our operating income could be adversely affected.

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

Additional restrictions on outdoor advertising of tobacco, alcohol and other products may further restrict the categories of clients that can advertise using our products

Out-of-court settlements between the major U.S. tobacco companies and all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and other U.S. territories include a ban on the outdoor advertising of tobacco products.  Other products and services may be targeted in the U.S. in the future, including alcohol products.  Most European Union countries, among other nations, also have banned outdoor advertisements for tobacco products and regulate alcohol advertising.  Regulations vary across the countries in which we conduct business.  Any significant reduction in alcohol-related advertising or advertising of other products due to content-related restrictions could cause a reduction in our direct revenues from such advertisements and an increase in the available space on the existing inventory of billboards in the outdoor advertising industry.

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

In addition, affiliates of Bain Capital and THL are lenders under our term loan credit facilities and holders of our priority guarantee notes due 2019.  It is possible that their interests in some circumstances may conflict with our interests.

Additionally, Bain Capital and THL are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. One or more of the entities advised by or affiliated with Bain Capital and/or THL may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as entities advised by or affiliated with Bain Capital and THL directly or indirectly own a significant amount of the voting power of our outstanding capital stock, even if such amount is less than 50%, Bain Capital and THL will continue to be able to strongly influence or effectively control our decisions.

Risks Related to Our Indebtedness

The substantial amount of indebtedness of us and our subsidiaries, may adversely affect our cash flows and our ability to operate our business and make us more vulnerable to changes in the economy or our industry

We have a substantial amount of indebtedness. At December 31, 2013, we had $20.5 billion of total indebtedness outstanding, including: (1) $1.9 billion aggregate principal amount outstanding under our term loan credit facilities, which mature at various dates in 2016, $5.0 billion aggregate principal amount outstanding under our term loan credit facilities, which mature in January 2019; and $1.3 billion aggregate principal amount outstanding under our term loan credit facilities, which mature in July 2019; (2) $247.0 million aggregate principal amount outstanding under our receivables based facility, which will be available through 2017, at which time all outstanding principal amounts under the receivables based credit facility will be due and payable; (3) $1.7 billion aggregate principal amount outstanding of our 9.0% priority guarantee notes due 2021, net of $38.0 million of unamortized discounts, which mature in March 2021; (4) $575.0 million aggregate principal amount of our outstanding 11.25% priority guarantee notes due 2021, which mature in March 2021; (5) $2.0 billion aggregate principal amount outstanding of our 9.0% priority guarantee notes due 2019, which mature in December 2019; (6) $21.1 million aggregate principal amount of other secured debt; (7) $94.3 million and $127.9 million outstanding of our senior cash pay notes and senior toggle notes, respectively, which mature in August 2016; (8) $1.4 billion aggregate principal amount outstanding of our senior notes due 2021 (net of $421.9 million held by a subsidiary of ours), which mature in February 2021; (9) $1.2 billion aggregate principal amount outstanding of our legacy notes, net of unamortized purchase accounting discounts of $277.8 million (net of $269.4 million held by a subsidiary of ours), which mature at various dates from 2014 through 2027; (10) $2.7 billion aggregate principal amount outstanding of subsidiary senior notes, net of unamortized discount of $6.8 million, which mature in November 2022; (11) $2.2 billion aggregate principal amount outstanding of subsidiary senior subordinated notes, which mature in March 2020; and (12) other obligations of less than $1.0 million. This large amount of indebtedness could have negative consequences for us, including, without limitation:

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

•         limiting our ability to refinance any of our indebtedness or increasing the cost of any such financing;

•         making us more vulnerable to an increase in interest rates, a downturn in our operating performance, a decline in general economic or industry conditions or a disruption in the credit markets; and

•         making us more susceptible to negative changes in credit ratings, which could impact our ability to obtain financing in the future and increase the cost of such financing.

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

We and our subsidiaries may not be able to generate sufficient cash to service all of our indebtedness, may not be able to refinance all of our indebtedness before it becomes due and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful

Our and our subsidiaries’ ability to make scheduled payments on our respective debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control.  In addition, because we derive a substantial portion of our operating income from our subsidiaries, our ability to repay our debt depends upon the performance of our subsidiaries, their ability to dividend or distribute funds to us and our receipt of funds under our cash management arrangement with our subsidiary, CCOH.

We and our subsidiaries may not generate cash flow from operations in an amount sufficient to fund our liquidity needs.  We anticipate cash interest requirements of approximately $1.6 billion during 2014.  At December 31, 2013, we had debt maturities totaling $484.4 million (net of $288.5 million due to a subsidiary of ours), $256.4 million, and $2,384.7 million in 2014, 2015, and 2016, respectively.  We are currently exploring, and expect to continue to explore, a variety of transactions to provide us with additional liquidity.  We cannot assure you that we will enter into or consummate any such liquidity-generating transactions, or that such transactions will provide sufficient cash to satisfy our liquidity needs, and we cannot currently predict the impact that any such transaction, if consummated, would have on us.

If our and our subsidiaries’ cash flows from operations, refinancing sources and other liquidity-generating transactions are insufficient to fund our respective debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, or seek additional capital.  We may not be able to take any of these actions, and these actions may not be successful or permit us or our subsidiaries to meet the scheduled debt service obligations.  Furthermore, these actions may not be permitted under the terms of existing or future debt agreements.

The ability to refinance the debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of the debt could be at higher interest rates and increase debt service obligations and may require us and our subsidiaries to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. These alternative measures may not be successful and may not permit us or our subsidiaries to meet scheduled debt service obligations. If we or our subsidiaries cannot make scheduled payments on indebtedness, we or our subsidiaries, as applicable, will be in default under one or more of the debt agreements and, as a result we could be forced into bankruptcy or liquidation.

Our substantial debt service obligations have increased as a result of our financing transactions and may continue to do so, which could adversely affect our liquidity and prevent us from fulfilling our obligations

In 2013, we substantially increased our debt service obligations. Assuming constant outstanding balances and interest rates, our 2013 financing transactions increased our annual interest expense over a 12-month period by $267 million. Future financing transactions are likely to further increase our interest expense.

The increase in our debt service obligations could adversely affect our liquidity and could have important consequences, including the following:

•         it may make it more difficult for us to satisfy our obligations under our indebtedness and our contractual and commercial commitments; and

•         it may otherwise further limit us in the ways summarized above under “The substantial amount of indebtedness of us and our subsidiaries, may adversely affect our cash flows and our ability to operate our business and make us more vulnerable to changes in the economy or our industry,” including by reducing our cash available for operations, debt service obligations, future business opportunities, acquisitions and capital expenditures.

Our ability to make payments with respect to our debt obligations will depend on our future operating performance and our ability to continue to refinance our indebtedness, which will be affected by prevailing economic and credit market conditions and financial, business and other factors, many of which are beyond our control.

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

In addition, under our senior secured credit facilities, we are required to comply with certain affirmative covenants and certain specified financial covenants and ratios. For instance, our senior secured credit facilities require us to comply on a quarterly basis with a financial covenant limiting the ratio of our consolidated secured debt, net of cash and cash equivalents, to our consolidated EBITDA (as defined under the terms of our senior secured credit facilities) for the preceding four quarters.  The ratio under this financial covenant for the four quarters ended December 31, 2013 is set at 9.00 to 1 and reduces to 8.75 to 1 for the four quarters ended December 31, 2014.

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

Downgrades in our credit ratings may adversely affect our borrowing costs, limit our financing options, reduce our flexibility under future financings and adversely affect our liquidity, and also may adversely impact our business operations

The corporate credit ratings for us and our indirect subsidiary, Clear Channel Worldwide Holdings, Inc., are speculative-grade. Any reductions in our credit ratings could increase our borrowing costs, reduce the availability of financing to us or increase the cost of doing business or otherwise negatively impact our business operations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Corporate

Our corporate headquarters are located in San Antonio, Texas, where we own an approximately 55,000 square foot executive office building and an approximately 123,000 square foot data and administrative service center.  In addition, certain of our executive and other operations are located in New York, New York, Phoenix, Arizona, and London, England.

CCME

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

Stockholder Litigation

Two derivative lawsuits were filed in March 2012 in Delaware Chancery Court by stockholders of CCOH, an indirect non-wholly owned subsidiary of ours. The consolidated lawsuits were captioned In re Clear Channel Outdoor Holdings, Inc. Derivative Litigation, Consolidated Case No. 7315-CS. The complaints named as defendants certain of our and CCOH’s current and former directors and us, as well as Bain Capital and THL. CCOH also was named as a nominal defendant. The complaints alleged, among other things, that in December 2009 we breached fiduciary duties to CCOH and its stockholders by allegedly requiring CCOH to agree to amend the terms of a revolving promissory note payable by us to CCOH (the “Note”) to extend the maturity date of the Note and to amend the interest rate payable on the Note. According to the complaints, the terms of the amended Note were unfair to CCOH because, among other things, the interest rate was below market. The complaints further alleged that we were unjustly enriched as a result of that transaction. The complaints also alleged that the director defendants breached fiduciary duties to CCOH in connection with that transaction and that the transaction constituted corporate waste. On March 28, 2013, to avoid the costs, disruption and distraction of further litigation, and without admitting the validity of any allegations made in the complaint, legal counsel for the defendants entered into a binding memorandum of understanding (the “MOU”) with legal counsel for a special litigation committee consisting of certain independent directors of CCOH and the plaintiffs to settle the litigation. On July 8, 2013, the parties executed a Stipulation of Settlement, on terms consistent with the MOU, and presented the Stipulation of Settlement to the Delaware Chancery

Court for approval. We and CCOH filed the Stipulation of Settlement with the SEC as an exhibit to our respective Current Reports on Form 8-K filed on July 9, 2013. On September 9, 2013, the Delaware Chancery Court approved the settlement and, on October 9, 2013, the right to appeal expired. On October 19, 2013, in accordance with the terms of the settlement, CCOH’s board of directors (i) notified us of its intent to make a demand for repayment of $200 million outstanding under the Note on November 8, 2013, (ii) declared a dividend of $200 million, which was conditioned upon us satisfying such demand, and (iii) established a committee of the board of directors for the specific purpose of monitoring the Note. On October 23, 2013, we and CCOH amended the Note in accordance with the terms of the settlement. We and CCOH announced CCOH’s intent to make a demand for repayment of $200 million outstanding under the Note and CCOH’s declaration of the dividend in our respective Current Reports on Form 8-K filed on October 21, 2013, filed a copy of the amendment to the Note as an exhibit to our respective Current Reports on Form 8-K filed on October 23, 2013 and announced the demand and dividend payment in our respective Current Reports on Form 8-K filed on November 8, 2013.

Los Angeles Litigation

In 2008, Summit Media, LLC, one of our competitors, sued the City of Los Angeles (the “City”), Clear Channel Outdoor, Inc. and CBS Outdoor in Los Angeles Superior Court (Case No. BS116611) challenging the validity of a settlement agreement that had been entered into in November 2006 among the parties. Pursuant to the settlement agreement, Clear Channel Outdoor, Inc. had taken down existing billboards and converted 83 existing signs from static displays to digital displays pursuant to modernization permits issued through an administrative process of the City. The Los Angeles Superior Court ruled in January 2010 that the settlement agreement constituted an ultra vires act of the City and nullified its existence, but did not invalidate the modernization permits issued to Clear Channel Outdoor, Inc. and CBS. All parties appealed the ruling by the Los Angeles Superior Court to Court of Appeal for the State of California, Second Appellate District, Division 8. On December 10, 2012, the Court of Appeal issued an order upholding the Superior Court’s finding that the settlement agreement was ultra vires and remanding the case to the Superior Court for the purpose of invalidating the modernization permits issued to Clear Channel Outdoor, Inc. and CBS for the digital displays that were the subject of the settlement agreement. On January 22, 2013, Clear Channel Outdoor, Inc. filed a petition with the California Supreme Court requesting its review of the matter, and the Supreme Court denied that petition on February 27, 2013. On April 12, 2013, the Los Angeles Superior Court invalidated 82 digital modernization permits issued to Clear Channel Outdoor, Inc. (77 of which displays were operating at the time of the ruling) and 13 issued to CBS and ordered that the companies turn off the electrical power to affected digital displays by the close of business on April 15, 2013. Clear Channel Outdoor, Inc. has complied with the order. On April 16, 2013, the Court conducted further proceedings during which it held that it was not invalidating two additional digital modernization permits that Clear Channel Outdoor, Inc. had secured through a special zoning plan and confirmed that its April 12 order invalidated only digital modernization permits – no other types of permits the companies may have secured for the signs at issue. Summit Media, LLC filed a further motion requesting that the Court order the demolition of the 82 sign structures on which the now-invalidated digital signs operated, as well as the invalidation of several other permits for traditional signs allegedly issued under the settlement agreement. At a hearing held on November 22, 2013, the Court denied Summit Media, LLC’s demolition motion by allowing the 82 sign structures and their LED faces to remain intact, thus allowing Clear Channel Outdoor, Inc. to seek permits under the existing City sign code to either wrap the LED faces with vinyl or convert the LED faces to traditional static signs. The Court further confirmed the invalidation of all permits issued under the settlement agreement. In anticipation of this order, Clear Channel Outdoor, Inc. had removed six static billboard facings solely permitted under the settlement agreement. At a hearing held on January 21, 2014, the Court denied Summit Media, LLC’s motion for attorney’s fees on the basis that Summit Media, LLC had a substantial financial interest in the outcome of the litigation and, therefore, was not entitled to fees under California’s private attorney general statute.

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

Dividend Policy

We have not paid cash dividends on the shares of our common stock since the merger in 2008 and our ability to pay dividends is subject to restrictions should we seek to do so in the future. Our debt financing arrangements include restrictions on our ability to pay dividends.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources—Sources of Capital” and Note 5 to the Consolidated Financial Statements.

Sales of Unregistered Securities

We did not sell any equity securities during 2013 that were not registered under the Securities Act of 1933.

Purchases of Equity Securities

We did not purchase any of our equity securities during the fourth quarter of 2013.

ITEM 6.  Selected Financial Data

The following tables set forth our summary historical consolidated financial and other data as of the dates and for the periods indicated. The summary historical financial data are derived from our audited consolidated financial statements. Certain prior period amounts have been reclassified to conform to the 2013 presentation.  Historical results are not necessarily indicative of the results to be expected for future periods.  Acquisitions and dispositions impact the comparability of the historical consolidated financial data reflected in this schedule of Selected Financial Data.

The summary historical consolidated financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto located within Item 8 of Part II of this Annual Report on Form 10-K.

(In thousands)	For the Years Ended December 31,
	2013	2012	2011	2010	2009
Results of Operations Data:
Revenue	$6,243,044	$6,246,884	$6,161,352	$5,865,685	$5,551,909
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,543,419	2,494,241	2,504,467	2,368,943	2,515,001
Selling, general and administrative expenses (excludes depreciation and amortization)	1,649,861	1,666,418	1,604,524	1,566,580	1,516,190
Corporate expenses (excludes depreciation and amortization)	324,182	297,366	239,399	300,378	272,629
Depreciation and amortization	730,828	729,285	763,306	732,869	765,474
Impairment charges (1)	16,970	37,651	7,614	15,364	4,118,924
Other operating income (expense), net	22,998	48,127	12,682	(16,710)	(50,837)
Operating income (loss)	1,000,782	1,070,050	1,054,724	864,841	(3,687,146)
Interest expense	1,649,451	1,549,023	1,466,246	1,533,341	1,500,866
Gain (loss) on marketable securities	130,879	(4,580)	(4,827)	(6,490)	(13,371)
Equity in earnings (loss) of nonconsolidated affiliates	(77,696)	18,557	26,958	5,702	(20,689)
Gain (loss) on extinguishment of debt	(87,868)	(254,723)	(1,447)	60,289	713,034
Other income (expense), net	(21,980)	250	(3,169)	(13,834)	(33,318)
Loss before income taxes	(705,334)	(719,469)	(394,007)	(622,833)	(4,542,356)
Income tax benefit	121,817	308,279	125,978	159,980	493,320
Consolidated net loss	(583,517)	(411,190)	(268,029)	(462,853)	(4,049,036)
Less amount attributable to noncontrolling interest	23,366	13,289	34,065	16,236	(14,950)
Net loss attributable to the Company	$(606,883)	$(424,479)	$(302,094)	$(479,089)	$(4,034,086)

(In thousands)	As of December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Current assets	$2,513,294	$2,987,753	$2,985,285	$3,603,173	$3,685,845
Property, plant and equipment, net	2,897,630	3,036,854	3,063,327	3,145,554	3,332,393
Total assets	15,097,302	16,292,713	16,452,039	17,460,382	18,047,101
Current liabilities	1,759,592	1,782,142	1,428,962	2,098,579	1,544,136
Long-term debt, net of current maturities	20,030,479	20,365,369	19,938,531	19,739,617	20,303,126
Shareholder’s deficit	(8,696,635)	(7,995,191)	(7,471,941)	(7,204,686)	(6,844,738)

(1)        We recorded non-cash impairment charges of $17.0 million, $37.7 million, $7.6 million and $15.4 million during 2013, 2012, 2011, and 2010, respectively.  We also recorded non-cash impairment charges of $4.1 billion in 2009 as a result of the global economic downturn which adversely affected advertising revenues across our businesses.  Our impairment charges are discussed more fully in Item 8 of Part II of this Annual Report on Form 10-K.

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

We manage our operating segments primarily focusing on their operating income, while Corporate expenses, Impairment charges, Other operating income, net, Interest expense, Gain (loss) on marketable securities, Equity in earnings (loss) of nonconsolidated affiliates, Loss on extinguishment of debt, Other income (expense), net and Income tax benefit are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.

Certain prior period amounts have been reclassified to conform to the 2013 presentation.

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

Management also looks at CCME revenue by market size.  Typically, larger markets can reach larger audiences with wider demographics than smaller markets.  Additionally, management reviews our share of CCME advertising revenues in markets where such information is available, as well as our share of target demographics listening in an average quarter hour.  This metric gauges how well our formats are attracting and retaining listeners.

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

Management typically monitors our outdoor advertising business by reviewing the average rates, average revenue per display, occupancy, and inventory levels of each of our display types by market.

We own the majority of our advertising displays, which typically are located on sites that we either lease or own or for which we have acquired permanent easements.  Our advertising contracts with clients typically outline the number of displays reserved, the duration of the advertising campaign and the unit price per display.

The significant expenses associated with our operations include direct production, maintenance and installation expenses as well as site lease expenses for land under our displays including revenue-sharing or minimum guaranteed amounts payable under our billboard, street furniture and transit display contracts.  Our direct production, maintenance and installation expenses include costs for printing, transporting and changing the advertising copy on our displays, the related labor costs, the vinyl and paper costs, electricity costs and the costs for cleaning and maintaining our displays.  Vinyl and paper costs vary according to the complexity of the advertising copy and the quantity of displays.  Our site lease expenses include lease payments for use of the land under our displays, as well as any revenue-sharing arrangements or minimum guaranteed amounts payable that we may have with the landlords.  The terms of our site leases and revenue-sharing or minimum guaranteed contracts generally range from one to 20 years.

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

International Outdoor Advertising

Similar to our Americas outdoor business, advertising rates generally are based on the gross ratings points of a display or group of displays. The number of impressions delivered by a display, in some countries, is weighted to account for such factors as illumination, proximity to other displays and the speed and viewing angle of approaching traffic.  In addition, because our International outdoor advertising operations are conducted in foreign markets, including Europe, Asia, Australia and Latin America, management reviews the operating results from our foreign operations on a constant dollar basis.  A constant dollar basis allows for comparison of operations independent of foreign exchange movements.

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

Macroeconomic Indicators

Our advertising revenue for all of our segments is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP, both domestically and internationally. According to the U.S. Department of Commerce, estimated U.S. GDP growth for 2013 was 1.9%. Internationally, our results are impacted by fluctuations in foreign currency exchange rates as well as the economic conditions in the foreign markets in which we have operations.

Executive Summary

The key developments in our business for the year ended December 31, 2013 are summarized below:

•         Consolidated revenue for 2013 decreased $3.8 million including an increase of $3.5 million from movements in foreign exchange compared to 2012. Excluding foreign exchange impacts and $20.4 million impact of our divestiture of our international neon business during 2012, consolidated revenue increased $13.1 million over the prior year.

•         CCME revenue for 2013 increased $46.8 million compared to 2012 driven by increased digital and national sales partially offset by lower political revenues.  Our iHeartRadio platform continues to drive higher digital revenues with listening hours increasing by 29%.

•         Americas outdoor revenue for 2013 increased $11.2 million compared to 2012 primarily due to increases in occupancy, capacity and rates in our traditional and digital product lines.

•         International outdoor revenue for 2013 decreased $11.9 million including the impact of favorable foreign exchange movements of $5.2 million compared to 2012.  Excluding foreign exchange impacts and the $20.4 million impact of our divestiture of our international neon business during 2012, revenue increased $3.3 million compared to 2012. Continued weakened macro-economic conditions in Europe were partially offset by growth in other markets.

•         Revenues in our Other category for 2013 declined $54.0 million primarily due to decreased political advertising through our media representation business.

•         We spent $57.9 million on strategic revenue and cost-saving initiatives during 2013 to realign and improve our on-going business operations—a decrease of $18.3 million compared to 2012.

•         We issued $575.0 million aggregate principal amount of 11.25% priority guarantee notes due 2021 (the “11.25% Priority Guarantee Notes”).  Using the proceeds from the 11.25% Priority Guarantee Notes issuance along with borrowings under our receivables based credit facility of $269.5 million and cash on hand, we prepaid all $846.9 million outstanding under our Term Loan A under our senior secured credit facility.

•         We repaid our 5.75% senior notes at maturity for $312.1 million (net of $187.9 million principal amount repaid to a subsidiary of ours with respect to notes repurchased and held by such entity), plus accrued interest, using cash on hand.

•         We amended our senior secured credit facility by extending $5.0 billion aggregate principal amount of Term Loan B loans and Term Loan C loans under our senior secured credit facility through the creation of a new Term Loan D due January 30, 2019.  We further amended our senior secured credit facility by extending $1.3 billion aggregate principal amount of Term Loan B loans and Term Loan C loans under our senior secured credit facility through the creation of a new Term Loan E due July 30, 2019.

•         We completed an exchange offer with certain holders of our 10.75% Senior Cash Pay Notes due 2016 (the “Outstanding Cash Pay Notes”) and 11.00%/11.75% Senior Toggle Notes due 2016 (the “Outstanding Toggle Notes” and collectively with the Outstanding Cash Pay Notes, the “Outstanding Notes”) pursuant to which $348.1 million aggregate principal amount of Outstanding Cash Pay Notes was exchanged for $348.0 million aggregate principal amount of 14.00% Senior Notes due 2021 (the “Senior Notes due 2021”), and $917.2 million aggregate principal amount of Outstanding Toggle Notes (including $452.7 million aggregate principal amount held by a subsidiary of ours) was exchanged for $853.0 million aggregate principal amount of Senior Notes due 2021 (including $421.0 million aggregate principal amount issued to the subsidiary of ours) and $64.2 million of cash (including $31.7 million of cash paid to the subsidiary of ours), plus, in each case, cash in an amount equal to accrued and unpaid interest from the last interest payment date applicable on the Outstanding Notes to, but not including, the closing date of the exchange offer.

•         We completed a supplemental exchange offer with certain holders of our Outstanding Notes pursuant to which $353.8 million aggregate principal amount of Outstanding Cash Pay Notes was exchanged for $389.2 million aggregate principal amount of Senior Notes due 2021 and $14.2 million in cash and $212.1 million aggregate principal amount of Outstanding Toggle Notes was exchanged for $233.3 million aggregate principal amount of Senior Notes due 2021 and $8.5 million of cash, plus, in each case, cash in an amount equal to accrued and unpaid interest from the last interest payment date applicable on the Outstanding Notes to, but not including, the closing date of the exchange offer less cash in an amount equal to accrued and unpaid interest from the last interest payment date applicable on the Senior Notes due 2021.

•         We sold our shares of Sirius XM Radio, Inc. for $135.5 million, recognizing a gain on the sale of securities of $130.9 million.

Consolidated Results of Operations

The comparison of our historical results of operations for the year ended December 31, 2013 to the year ended December 31, 2012 is as follows:

(In thousands)	Years Ended December 31,		%
	2013	2012	Change
Revenue	$6,243,044	$6,246,884	(0%)
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,543,419	2,494,241	2%
Selling, general and administrative expenses (excludes depreciation and amortization)	1,649,861	1,666,418	(1%)
Corporate expenses (excludes depreciation and amortization)	324,182	297,366	9%
Depreciation and amortization	730,828	729,285	0%
Impairment charges	16,970	37,651	(55%)
Other operating income, net	22,998	48,127	(52%)
Operating income	1,000,782	1,070,050	(6%)
Interest expense	1,649,451	1,549,023	6%
Gain (loss) on marketable securities	130,879	(4,580)
Equity in earnings (loss) of nonconsolidated affiliates	(77,696)	18,557
Loss on extinguishment of debt	(87,868)	(254,723)
Other income (expense), net	(21,980)	250
Loss before income taxes	(705,334)	(719,469)
Income tax benefit	121,817	308,279
Consolidated net loss	(583,517)	(411,190)
Less amount attributable to noncontrolling interest	23,366	13,289
Net loss attributable to the Company	$(606,883)	$(424,479)

Consolidated Revenue

Our consolidated revenue decreased $3.8 million including the increase of $3.5 million from the impact of movements in foreign exchange compared to 2012.  Excluding the impact of foreign exchange movements and $20.4 million impact of our divestiture of our international neon business during 2012, revenue increased $13.1 million.  CCME revenue increased $46.8 million, driven by growth from national advertising including telecommunications, retail, and entertainment, and higher advertising revenues from our digital services primarily as a result of increased demand as listening hours have increased.  Americas outdoor revenue increased $11.2 million, driven primarily by bulletin revenue growth as a result of increases in occupancy, capacity and rates in our traditional and digital product lines.  International outdoor revenue decreased $11.9 million including the impact of favorable movements in foreign exchange of $5.2 million compared to 2012.  Excluding the impact of foreign exchange movements and the $20.4 million impact of our divestiture of our international neon business during 2012, International outdoor revenue increased $3.3 million.  Declines in certain countries as a result of weakened macroeconomic conditions were partially offset by growth in street furniture and billboard revenue in other countries.  Revenue in our Other category declined $54.0 million as a result of decreased political advertising through our media representation business.

Consolidated Direct Operating Expenses

Direct operating expenses increased $49.2 million including an increase of $3.6 million due to the effects of movements in foreign exchange compared to 2012 and the impact of our divestiture of our international neon business of $13.0 million during 2012.  CCME direct operating expenses increased $53.4 million, primarily due to higher promotional and sponsorship costs for special events such as the iHeartRadio Music Festival and Jingle Balls and an increase in digital expenses related to our iHeartRadio digital platform including higher digital streaming fees due to increased listening hours, as well as music licensing fees, partially offset by a decline in traffic expenses.  Americas outdoor direct operating expenses decreased $15.7 million, primarily due to decreased site lease expense associated with declining revenues of some of our lower-margin product lines.  Direct operating expenses in our International outdoor segment increased $6.9 million, including a $4.8 million increase due to the effects of movements in foreign exchange.  The increase in expense excluding the impact of movements in foreign exchange and $13.0 million impact of our divestiture of our international neon business during 2012 was primarily driven by higher site lease and other expenses as a result of increased revenues in certain countries due to revenue growth and new contracts. These increases were partially offset by lower variable costs in other countries where revenues have declined.

Consolidated Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses decreased $16.6 million including an increase of $1.7 million due to the effects of movements in foreign exchange compared to 2012.  CCME SG&A expenses increased $27.0 million primarily due to compensation expenses and amounts related to our variable compensation plans including commissions, which were higher for the 2013 period in connection with increasing national and digital revenues.  SG&A expenses in our Americas outdoor segment increased $9.5 million including a $7.8 million decrease in expenses related to a favorable court ruling in 2012, with other 2013 increases being driven by higher compensation expenses including commissions and amounts related to our variable compensation plans and legal costs.  Our International outdoor SG&A expenses decreased $40.6 million including a $1.9 million increase due to the effects of movements in foreign exchange compared to the same period of 2012.  Excluding the impact of foreign exchange movements and excluding the $4.2 million impact of our divestiture of our international neon business during 2012, SG&A expenses decreased $38.3 million primarily due to certain expenses during the 2012 period related to legal and other costs in Brazil that did not recur during 2013, as well as lower expenses as a result of cost saving initiatives.

Corporate Expenses

Corporate expenses increased $26.8 million during 2013 compared to 2012.  This increase was primarily driven by increases in compensation expenses including amounts related to our variable compensation plans and strategic initiatives as well as $7.8 million in executive transition costs and legal costs related to the stockholder litigation discussed further in Item 3 of Part I of this Annual Report on Form 10-K.

Revenue and Efficiency Initiatives

Included in the amounts for direct operating expenses, SG&A and corporate expenses discussed above are expenses of $57.9 million incurred in connection with our strategic revenue and efficiency initiatives. The costs were incurred to improve revenue growth, enhance yield, reduce costs, and organize each business to maximize performance and profitability.  These costs consist primarily of consulting expenses, consolidation of locations and positions, severance related to workforce initiatives and other costs incurred in connection with streamlining our businesses. These costs are expected to provide benefits in future periods as the initiative results are realized.  Of these costs, $15.1 million are reported within direct operating expenses, $22.3 million are reported within SG&A and $20.5 million are reported within corporate expense.  In 2012, such costs totaled $13.8 million, $47.2 million, and $15.2 million, respectively.

Depreciation and Amortization

Depreciation and amortization increased $1.5 million during 2013 compared to 2012, primarily due to fixed asset additions primarily consisting of digital assets and software, which are depreciated over shorter useful lives partially offset by various assets becoming fully depreciated in 2013.

Impairment Charges

We performed our annual impairment tests as of October 1, 2013 and 2012 on our goodwill, FCC licenses, billboard permits, and other intangible assets and recorded impairment charges of $17.0 million and $37.7 million, respectively.  During 2013, we recognized a $10.7 million goodwill impairment charge in our International outdoor segment related to a decline in the estimated fair value of one market.  Please see Note 2 to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for a further description of the impairment charges.

Other Operating Income, Net

Other operating income of $23.0 million in 2013 primarily related to the gain on the sale of certain outdoor assets in our Americas outdoor segment.

Other operating income of $48.1 million in 2012 primarily related to the gain on the sale of our international neon business in the third quarter of 2012.

Interest Expense

Interest expense increased $100.4 million during 2013 compared to 2012 primarily as a result of interest expense associated with the impact of refinancing transactions resulting in higher interest rates. Please refer to “Sources of Capital” for additional discussion of debt issuances and exchanges. Our weighted average cost of debt during 2013 and 2012 was 7.6% and 6.7%, respectively.

Gain (Loss) on Marketable Securities

The gain on marketable securities of $130.9 million during 2013 resulted from the sale of the shares we held in Sirius XM Radio, Inc.

The loss on marketable securities of $4.6 million during 2012 primarily related to the impairment of our investment in Independent News & Media PLC (“INM”) during 2012 and the impairment of a cost-basis investment during 2012.  The fair value of INM was below cost for an extended period of time and recovery of the value was not probable.  As a result, we considered the guidance in ASC 320-10-S99 and reviewed the length of the time and the extent to which the market value was less than cost, the financial condition and the near-term prospects of the issuer.  After this assessment, we concluded that the impairment at each date was other than temporary and recorded non-cash impairment charges to our investment in INM, as noted above.  We obtained the financial information for our cost-basis investment and noted continued doubt of the investment’s ability to continue as a going concern.  After evaluating the financial condition of the investment, we concluded that the investment was other than temporarily impaired and recorded a non-cash impairment charge to that investment.

Equity in Earnings (Loss) of Nonconsolidated Affiliates

Equity in loss of nonconsolidated affiliates of $77.7 million for 2013 primarily included the loss from our investments in Australia Radio Network and New Zealand Radio Network.  On February 18, 2014, a subsidiary of ours sold its 50% interest in Australian Radio Network Pty Ltd (“ARN”).  As of December 31, 2013 the book value of our investment in ARN exceeded the estimated selling price.  Accordingly, we recorded an impairment charge of $95.4 million during the fourth quarter of 2013 to write down the investment to its estimated fair value.

Equity in earnings of nonconsolidated affiliates of $18.6 million for 2012 primarily included earnings from our investments in Australia Radio Network and New Zealand Radio Network.

Loss on Extinguishment of Debt

We recognized a loss of $84.0 million due to a debt exchange during the fourth quarter of 2013 related to our Outstanding Notes as discussed elsewhere in this MD&A.  In addition, we recognized a loss of $3.9 million due to the write-off of deferred loan costs in connection with the prepayment of Term Loan A of our senior secured credit facilities.

In connection with the refinancing of Clear Channel Worldwide Holdings, Inc. (“CCWH”) Series A Senior Notes and Series B Senior Notes due 2017 with an interest rate of 9.25% (the “Existing CCWH Senior Notes”) with the CCWH Series A Senior Notes and Series B Senior Notes due 2022 with a stated interest rate of 6.5% (the “CCWH Senior Notes”) during the fourth quarter of 2012, CCWH paid existing note holders a tender premium of 7.4% of face value on the $1,724.7 million of Existing CCWH Senior Notes that were tendered in the tender offer and a call premium of 6.9% on the $775.3 million of Existing CCWH Senior Notes that were redeemed following the tender offer.  The tender premium of $128.3 million and the call premium of $53.8 million are included in the loss on extinguishment of debt.  In addition, we recognized a loss of $39.0 million due to the write-off of deferred loan costs in connection with the call of the Existing CCWH Senior Notes, and recognized losses of $33.7 million in connection with a prepayment during the first quarter of 2012 and a debt exchange during the fourth quarter of 2012 related to our senior secured credit facilities as discussed elsewhere in this MD&A.

Other Income (Expense), Net

In connection with the June 2013 exchange offer of a portion of the Outstanding Notes for newly-issued Senior Notes due 2021 and in connection with the senior secured credit facility amendments discussed elsewhere in the MD&A, all of which were accounted for as modifications of existing debt, we incurred expenses of $23.6 million partially offset by $1.8 million in foreign exchange gains on short-term intercompany accounts.

Other income of $0.3 million for 2012 primarily related to miscellaneous dividend and other income of $3.2 million offset by $3.0 million in foreign exchange losses on short-term intercompany accounts.

Income Tax Benefit

The effective tax rate for the year ended December 31, 2013 was 17.3% as compared to 42.8% for the year ended December 31, 2012.  The effective tax rate for 2013 was primarily impacted by the $143.5 million valuation allowance recorded during the period as additional deferred tax expense.  The valuation allowance was recorded against a portion of the U.S. Federal and State net operating losses due to the uncertainty of the ability to utilize those losses in future periods.  This expense was partially offset by tax benefits recorded during the period due to the settlement of our U.S. Federal and certain State tax examinations during the year.  Pursuant to the settlements, we recorded a reduction to income tax expense of approximately $20.2 million to reflect the net tax benefits of the settlements.

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

CCME Results of Operations

Our CCME operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2013	2012	Change
Revenue	$3,131,595	$3,084,780	2%
Direct operating expenses	931,976	878,626	6%
SG&A expenses	1,020,097	993,116	3%
Depreciation and amortization	271,126	271,399	(0%)
Operating income	$908,396	$941,639	(4%)

CCME revenue increased $46.8 million during 2013 compared to 2012, primarily due to an increase in national advertising revenue across various markets and advertising categories, including telecommunications, retail, and entertainment, as well as growth in digital advertising revenue as a result of increased listenership on our iHeartRadio platform, with total listening hours increasing 29%.  Promotional and sponsorship revenues were also higher driven by special events, such as the iHeart Radio Music Festival, Jingle Balls, iHeartRadio Ultimate Pool Party, and album release events.  These increases were partially offset by lower political revenues compared to 2012, as well as a decline in our traffic business as a result of integration activities and certain contract losses.

Direct operating expenses increased $53.4 million during 2013 primarily from special events, promotional cost, compensation, and higher streaming and performance royalty expenses during 2013 due to increased listenership on our iHeartRadio platform.  In addition, we incurred higher music license fees after receiving a one-time $20.7 million credit in 2012 from one of our performance rights organizations.  These increases were partially offset by lower costs in our traffic business as a result of lower revenues and reduced spending on strategic revenue and cost initiatives.  SG&A expenses increased $27.0 million primarily on our variable compensation plans, including commissions, as a result of an increase in national and digital revenue.  In addition, we also incurred higher legal fees and research expenses related to sales and programming activities in 2013.

Americas Outdoor Advertising Results of Operations

Our Americas outdoor operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2013	2012	Change
Revenue	$1,290,452	$1,279,257	1%
Direct operating expenses	566,669	582,340	(3%)
SG&A expenses	220,732	211,245	4%
Depreciation and amortization	196,597	192,023	2%
Operating income	$306,454	$293,649	4%

Our Americas outdoor revenue increased $11.2 million during 2013 compared to 2012, driven primarily by increases in revenues from bulletins and posters.  Traditional bulletins and posters had increases in occupancy and rates in connection with new contracts, while the increase for digital displays was driven by higher occupancy and capacity.  The increase for digital displays was negatively impacted by lower revenues in our Los Angeles market as a result of the impact of litigiation as discussed further in Item 3 of Part I of this Annual Report on Form 10-K.  Partially offsetting these increases were declines in specialty business revenues due primarily to a significant contract during 2012 that did not recur during 2013, and declines in our airport business driven primarily by the loss of certain of our U.S. airport contracts and other airport revenue.

Direct operating expenses decreased $15.7 million, primarily due to the benefits resulting from our previous strategic cost initiatives as well as reduced variable costs associated with site lease expenses due to reduced revenues on lower margin products. SG&A expenses increased $9.5 million primarily due to the 2012 period being impacted by a favorable court ruling that resulted in a $7.8 million decrease in expenses, with other 2013 increases being driven by legal costs related to the Los Angeles litigation discussed further in Item 3 of Part I of this Annual Report on Form 10-K, as well as compensation expenses including commissions and amounts related to our variable compensation plans, which were higher for the 2013 period in connection with increasing our revenues, partially offset by a decrease in costs during 2013 associated with our strategic revenue and cost initiatives compared to 2012.

Depreciation and amortization increased $4.6 million, primarily due to our continued deployment of digital billboards partially offset by assets becoming fully depreciated during 2013.

International Outdoor Advertising Results of Operations

Our International outdoor operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2013	2012	Change
Revenue	$1,655,738	$1,667,687	(1%)
Direct operating expenses	1,028,059	1,021,152	1%
SG&A expenses	322,840	363,417	(11%)
Depreciation and amortization	203,927	205,258	(1%)
Operating income	$100,912	$77,860	30%

International outdoor revenue decreased $11.9 million during 2013 compared to 2012, including an increase of $5.2 million from movements in foreign exchange, and the divestiture of our international neon business which had $20.4 million in revenues during 2012.  Excluding the impact of foreign exchange and the divestiture, revenues increased $3.3 million.  Revenue growth in certain markets including China, Latin America, and the UK primarily in street furniture advertising revenue, as well as higher transit advertising sales resulting from new contracts in Norway, was partially offset by lower revenues in other countries in Europe as a result of weakened macroeconomic conditions.

Direct operating expenses increased $6.9 million including an increase of $4.8 million from movements in foreign exchange, and the divestiture of our international neon business during 2012 which had $13.0 million in direct operating expenses during 2012.  Excluding the impact of movements in foreign exchange and the divestiture, direct operating expenses increased $15.1 million driven primarily by increases in variable costs in certain markets such as China, Norway and Latin America resulting from increased revenues partially offset by declines in expenses in response to declining revenues in other countries in Europe.  SG&A expenses decreased $40.6 million including an increase of $1.9 million from movements in foreign exchange and the divestiture of our international neon business during 2012, which had $4.2 million in SG&A expenses during 2012.  Excluding the impact of movements in foreign exchange and the divestiture, SG&A expenses decreased $38.3 million primarily due to the absence in 2013 of $22.7 million in expenses incurred during 2012 in connection with legal and other costs in Brazil as well as decreases in 2013 in strategic revenue and cost initiative expenses.

Consolidated Results of Operations

The comparison of our historical results of operations for the year ended December 31, 2012 to the year ended December 31, 2011 is as follows:

(In thousands)	Years Ended December 31,		%
	2012	2011	Change
Revenue	$6,246,884	$6,161,352	1%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,494,241	2,504,467	(0%)
Selling, general and administrative expenses (excludes depreciation and amortization)	1,666,418	1,604,524	4%
Corporate expenses (excludes depreciation and amortization)	297,366	239,399	24%
Depreciation and amortization	729,285	763,306	(4%)
Impairment charges	37,651	7,614	394%
Other operating income, net	48,127	12,682	279%
Operating income	1,070,050	1,054,724	1%
Interest expense	1,549,023	1,466,246
Loss on marketable securities	(4,580)	(4,827)
Equity in earnings of nonconsolidated affiliates	18,557	26,958
Loss on extinguishment of debt	(254,723)	(1,447)
Other income (expense), net	250	(3,169)
Loss before income taxes	(719,469)	(394,007)
Income tax benefit	308,279	125,978
Consolidated net loss	(411,190)	(268,029)
Less amount attributable to noncontrolling interest	13,289	34,065
Net loss attributable to the Company	$(424,479)	$(302,094)

Consolidated Revenue

Our consolidated revenue increased $85.5 million including the impact of negative movements in foreign exchange of $79.3 million compared to 2011.  Excluding the impact of foreign exchange movements, revenue increased $164.8 million.  CCME revenue increased $98.0 million, driven by growth from national and local advertising including political, telecommunications and auto, and higher advertising revenues from our digital services primarily as a result of higher listening hours and event sponsorship.  Americas outdoor revenue increased $26.5 million, driven primarily by bulletin revenue growth as a result of our continued deployment of new digital displays during 2012 and 2011 and revenue growth from our airports business.  International outdoor revenue decreased $83.5 million including the impact of negative movements in foreign exchange of $78.9 million compared to 2011.  Excluding the impact of foreign exchange movements, International outdoor revenue decreased $4.6 million.  Declines in certain countries as a result of weakened macroeconomic conditions and our divestiture of our international neon business during the third quarter of 2012 were partially offset by growth in street furniture and billboard revenue in other countries.  Our Other category revenue grew by $47.3 million as a result of increased political advertising through our media representation business during the election year in the United States.

Consolidated Direct Operating Expenses

Direct operating expenses decreased $10.2 million including a $49.7 million decline due to the effects of movements in foreign exchange compared to 2011.  CCME direct operating expenses increased $21.0 million, primarily due to an increase in digital expenses related to our iHeartRadio digital platform including higher digital streaming fees due to increased listening hours and rates and personnel costs.  In addition, increased expenses related to our traffic acquisition completed in the second quarter of 2011 were partially offset by a decline in music license fees.  Americas outdoor direct operating expenses increased $16.0 million, primarily due to increased site lease expense associated with our continued development of digital displays and growth from our airports business.

Direct operating expenses in our International outdoor segment decreased $43.4 million including a $49.4 million decline due to the effects of movements in foreign exchange.  The increase in expense excluding the impact of movements in foreign exchange was primarily driven by higher site lease and other expenses as a result of new contracts. These increases were partially offset by lower variable costs in countries where revenues have declined and the impact of the divestiture of our international neon business.

Consolidated SG&A Expenses

SG&A expenses increased $61.9 million including a decline of $21.7 million due to the effects of movements in foreign exchange compared to 2011.  CCME SG&A expenses increased $22.1 million, primarily due to expenses incurred in connection with strategic revenue and cost initiatives.  SG&A expenses in our Americas outdoor segment increased $12.3 million primarily due to increased personnel costs resulting from increased revenue in addition to increases in costs associated with strategic revenue and cost initiatives.  International outdoor SG&A expenses increased $24.4 million including a $21.6 million decline due to the effects of movements in foreign exchange. The increase was primarily due to $22.7 million of expense related to the negative impact of litigation in Brazil.

Corporate Expenses

Corporate expenses increased $58.0 million during 2012 compared to 2011.  This increase was driven by higher personnel costs resulting from amounts recorded under our variable compensation plans, higher expenses under our benefit plans, and increases in corporate infrastructure.  In addition, we incurred $14.2 million more in corporate strategic revenue and cost initiatives compared to the prior year as well as expenses related to the stockholder litigation discussed further in Item 3 of Part I of this Annual Report on Form 10-K.  Also impacting the increase during 2012 compared to 2011 is the reversal of $6.6 million of share-based compensation expense included in 2011 related to the cancellation of a portion of an executive’s stock options.

Revenue and Efficiency Initiatives

Included in the amounts for direct operating expenses, SG&A and corporate expenses discussed above are expenses of $76.2 million incurred in connection with our strategic revenue and efficiency initiatives. The costs were incurred to improve revenue growth, enhance yield, reduce costs, and organize each business to maximize performance and profitability.  These costs consist primarily of consulting expenses, consolidation of locations and positions, severance related to workforce initiatives and other costs incurred in connection with streamlining our businesses. These costs are expected to provide benefits in future periods as the initiative results are realized.  Of these costs, $13.8 million are reported within direct operating expenses, $47.2 million are reported within SG&A and $15.2 million are reported within corporate expense.  In 2011, such costs totaled $8.8 million, $26.6 million, and $1.0 million, respectively.

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

Other Operating Income, Net

Other operating income of $48.1 million in 2012 primarily related to the gain on the sale of our international neon business in the third quarter of 2012.

Other operating income of $12.7 million in 2011 primarily related to a gain on the sale of a tower and proceeds received from condemnations of bulletins.

Interest Expense

Interest expense increased $82.7 million during 2012 compared to 2011 primarily as a result of interest expense associated with CCWH’s issuance of $275.0 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 and $1,925.0 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (collectively, “the CCWH Subordinated Notes”) during the first quarter of 2012, partially offset by the impact of other refinancing actions and repayments of senior notes. Please refer to “Sources of Capital” for additional discussion of debt issuances and exchanges. Our weighted average cost of debt during 2012 and 2011 was 6.7% and 6.2%, respectively.

Loss on Marketable Securities

The loss on marketable securities of $4.6 million and $4.8 million during 2012 and 2011, respectively, primarily related to the impairment of our investment in INM during 2012 and 2011 and the impairment of a cost-basis investment during 2012.  The fair value of INM was below cost for an extended period of time.  As a result, we considered the guidance in ASC 320-10-S99 and reviewed the length of the time and the extent to which the market value was less than cost, the financial condition and the near-term prospects of the issuer.  After this assessment, we concluded that the impairment at each date was other than temporary and recorded non-cash impairment charges to our investment in INM, as noted above.  We obtained the financial information for our cost-basis investment and noted continued doubt of the investment’s ability to continue as a going concern.  After evaluating the financial condition of the investment, we concluded that the investment was other than temporarily impaired and recorded a non-cash impairment charge to that investment.

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

Loss on extinguishment of debt of $1.4 million for 2011 primarily related to the accelerated expensing of $5.7 million of loan fees upon the prepayment of $500.0 million of our senior secured credit facilities in connection with our issuance of $1.0 billion of 9.0% Priority Guarantee Notes due 2021 during February 2011 (the “February 2011 Offering”), partially offset by an aggregate gain of $4.3 million on the repurchase of our 5.5% senior notes due 2014.

Other Income (Expense), Net

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

CCME Results of Operations

Our CCME operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2012	2011	Change
Revenue	$3,084,780	$2,986,828	3%
Direct operating expenses	878,626	857,622	2%
SG&A expenses	993,116	971,066	2%
Depreciation and amortization	271,399	268,245	1%
Operating income	$941,639	$889,895	6%

CCME revenue increased $98.0 million during 2012 compared to 2011, driven by growth from national and local advertising across political, automotive and telecommunication categories.  We continued to experience increases in digital revenue as a result of increased listening hours through our iHeartRadio platform as well as higher event sponsorship revenue.  Revenue in our traffic business increased due to our traffic acquisition completed in the second quarter of 2011.  This revenue growth was partially offset by declines in syndicated programming sales.

Direct operating expenses increased $21.0 million during 2012 compared to 2011, primarily due to an increase in digital expenses related to our iHeartRadio digital platform including higher digital streaming fees due to increased listening hours and rates and personnel costs as well as an increase from our traffic acquisition, partially offset by a decline in music license fees resulting from receiving a one-time $20.7 million credit from one of our performance rights organizations in 2012 and from lower negotiated royalty rates.  SG&A expenses increased $22.1 million, primarily due to higher spending on strategic revenue and cost initiatives.

Depreciation and amortization increased $3.2 million, primarily due to our traffic acquisition.

Americas Outdoor Advertising Results of Operations

Our Americas outdoor operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2012	2011	Change
Revenue	$1,279,257	$1,252,725	2%
Direct operating expenses	582,340	566,313	3%
SG&A expenses	211,245	198,989	6%
Depreciation and amortization	192,023	211,009	(9%)
Operating income	$293,649	$276,414	6%

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

Direct operating expenses increased $16.0 million due to increased site lease expense as a result of our continued deployment of digital displays and growth of our airport revenue.  SG&A expenses increased $12.3 million, primarily as a result of higher personnel costs associated with the increase in revenue generating headcount and commissions and bonuses related to increased revenue, as well as legal and other expenses related to billboard permitting issues.  In addition, included in our 2012 SG&A expenses are revenue and cost initiatives.  These increases were partially offset by a favorable court ruling resulting in a $7.8 million decrease in expenses.

Depreciation and amortization decreased $19.0 million, primarily due to increases in 2011 for accelerated depreciation and amortization related to the removal of various structures, including the removal of traditional billboards in connection with the continued deployment of digital billboards.

International Outdoor Advertising Results of Operations

Our International outdoor operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2012	2011	Change
Revenue	$1,667,687	$1,751,149	(5%)
Direct operating expenses	1,021,152	1,064,562	(4%)
SG&A expenses	363,417	339,043	7%
Depreciation and amortization	205,258	219,955	(7%)
Operating income	$77,860	$127,589	(39%)

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

Direct operating expenses decreased $43.4 million, attributable to a $49.4 million decrease from movements in foreign exchange.  The increase in expenses excluding the impact of foreign exchange was primarily due to higher site lease expense associated with new contracts, partially offset by lower site lease expenses in those markets where revenue declined as a result of weakened macroeconomic conditions.  The divestiture of our international neon business resulted in a $9.0 million decline in direct operating expenses.  SG&A expenses increased $24.4 million including a $21.6 million decrease from movements in foreign exchange.  The increase was primarily due to $22.7 million of expense related to the negative impact of litigation in Latin America. Also contributing to the increase were revenue and cost initiatives and increased shelter maintenance in Latin America, partially offset by a $3.2 million impact from the divestiture of our international neon business.

Depreciation and amortization declined $14.7 million, including $9.3 million of negative movements in foreign exchange, primarily as a result of assets that became fully depreciated or amortized during 2011.

Reconciliation of Segment Operating Income to Consolidated Operating Income

(In thousands)	Years Ended December 31,
	2013	2012	2011
CCME	$908,396	$941,639	$889,895
Americas outdoor advertising	306,454	293,649	276,414
International outdoor advertising	100,912	77,860	127,589
Other	23,061	58,829	9,427
Impairment charges	(16,970)	(37,651)	(7,614)
Other operating income, net	22,998	48,127	12,682
Corporate expense (1)	(344,069)	(312,403)	(253,669)
Consolidated operating income	$1,000,782	$1,070,050	$1,054,724

(1)        Corporate expenses include expenses related to CCME, Americas outdoor, International outdoor and our Other category, as well as overall executive, administrative and support functions.

Share-Based Compensation Expense

We do not have any compensation plans under which we grant stock awards to employees. Our employees receive equity awards from the equity incentive plans of our indirect parent, CC Media Holdings, Inc. (“CCMH”), and our subsidiary, CCOH.

As of December 31, 2013, there was $22.9 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately three years.  In addition, as of December 31, 2013, there was $19.6 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.

Share-based compensation payments are recorded in corporate expenses and were $16.7 million, $28.5 million, and $20.7 million for the years ended December 31, 2013, 2012, and 2011, respectively. Included in share-based compensation for year ended December 31, 2011 is a $6.6 million reversal of expense related to the cancellation of a portion of an executive’s stock options.

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

Liquidity and Capital Resources

Cash Flows

The following discussion highlights cash flow activities during the years ended December 31, 2013, 2012 and 2011.

(In thousands)	Years Ended December 31,
	2013	2012	2011
Cash provided by (used for):
Operating activities	$212,872	$485,132	$374,861
Investing activities	$(133,365)	$(397,021)	$(368,086)
Financing activities	$(595,882)	$(95,349)	$(698,116)

Operating Activities

2013

Our consolidated net loss, adjusted for $782.5 million of non-cash items resulted in positive cash flows of $199.0 million in 2013.  Our consolidated net loss, adjusted for $873.5 million of non-cash items, provided positive cash flows of $462.3 million in 2012.  Cash provided by operating activities in 2013 was $212.9 million compared to $485.1 million in 2012.  Cash paid for interest was $162.0 million higher in 2013 compared to the prior year due to the timing of accrued interest with the issuance of CCWH’s Subordinated Notes during the first quarter of 2012 and our 9.0% Priority Guarantee Notes due 2019 during the fourth quarter of 2012.

Non-cash items affecting our net loss include impairment charges, depreciation and amortization, deferred taxes, provision for doubtful accounts, amortization of deferred financing charges and note discounts, net, share-based compensation, gain on disposal of operating and fixed assets, gain on marketable securities, equity in loss of nonconsolidated affiliates, loss on extinguishment of debt, and other reconciling items, net as presented on the face of the consolidated statement of cash flows.

2012

The $110.2 million increase in cash flows from operations to $485.1 million in 2012 compared to $374.9 million in 2011 was primarily driven by changes in working capital. Our consolidated net loss, adjusted for $873.5 million of non-cash items, provided positive cash flows of $462.3 million in 2012.  Cash paid for interest was $120.6 million higher during 2012 compared to the prior year. Cash provided by operations in 2012 compared to 2011 also reflected lower variable compensation payments in 2012 associated with our employee incentive programs based on 2011 operating performance compared to such payments made in 2011 based on 2010 performance.

Non-cash items affecting our net loss include impairment charges, depreciation and amortization, deferred taxes, provision for doubtful accounts, amortization of deferred financing charges and note discounts, net, share-based compensation, gain on disposal of operating and fixed assets, loss on marketable securities, equity in earnings of nonconsolidated affiliates, loss on extinguishment of debt, and other reconciling items, net as presented on the face of the consolidated statement of cash flows.

2011

The decrease in cash flows from operations in 2011 compared to 2010 was primarily driven by changes in working capital partially offset by improved profitability, including a 5% increase in revenue.  Our consolidated net loss of $268.0 million, adjusted for $833.1 million of non-cash items, provided positive cash flows of $565.0 million in 2011.  Cash generated by higher operating income in 2011 compared to 2010 was offset by the decrease in accrued expenses in 2011 as a result of higher variable compensation payments in 2011 associated with our employee incentive programs based on 2010 operating performance.  In addition, in 2010 we received $132.3 million in U.S. Federal income tax refunds that increased cash flow from operations in 2010.

Non-cash items affecting our net loss include impairment charges, depreciation and amortization, deferred taxes, provision for doubtful accounts, amortization of deferred financing charges and note discounts, net, share-based compensation, gain on disposal of operating and fixed assets, loss on marketable securities, equity in earnings of nonconsolidated affiliates, loss on extinguishment of debt, and other reconciling items, net as presented on the face of the consolidated statement of cash flows.

Investing Activities

2013

Cash used for investing activities of $133.4 million during 2013 reflected our capital expenditures of $324.5 million as well as proceeds from the sale of our shares of Sirius XM Radio, Inc. of $135.6 million.  We spent $75.7 million for capital expenditures in our CCME segment primarily related to leasehold improvements, $89.0 million in our Americas outdoor segment primarily related to the construction of new advertising structures such as digital displays, $108.6 million in our International outdoor segment primarily related to new advertising structures such as billboards and street furniture and renewals of existing contracts, $9.9 million in our Other category related to our national representation business, and $41.3 million by Corporate primarily related to equipment and software.  Other cash provided by investing activities were $81.6 million of proceeds from sales of other operating and fixed assets.

2012

Cash used for investing activities of $397.0 million during 2012 reflected capital expenditures of $390.3 million. We spent $65.8 million for capital expenditures in our CCME segment, $117.7 million in our Americas outdoor segment primarily related to the installation of new digital displays, $150.1 million in our International outdoor segment primarily related to new billboard, street furniture and mall contracts and renewals of existing contracts, $17.4 million in our Other category related to our national representation business, and $39.3 million by Corporate. Partially offsetting cash used for investing activities were $59.7 million of proceeds from the divestiture of our international neon business and the sales of other operating assets.

2011

Cash used for investing activities during 2011 primarily reflected capital expenditures of $362.3 million. We spent $50.2 million for capital expenditures in our CCME segment, $120.8 million in our Americas outdoor segment primarily related to the construction of new digital displays, $166.0 million in our International outdoor segment primarily related to new billboard and street furniture contracts and renewals of existing contracts, $5.7 million in our Other category related to our national representation business, and $19.5 million by Corporate. Cash paid for purchases of businesses primarily related to our traffic acquisition and the cloud-based music technology business we purchased during 2011. In addition, we received proceeds of $54.3 million primarily related to the sale of radio stations, a tower and other assets in our CCME, Americas outdoor, and International outdoor segments.

Financing Activities

2013

Cash used for financing activities of $595.9 million in 2013 primarily reflected payments on long-term debt.  We repaid our 5.75% senior notes at maturity for $312.1 million (net of $187.9 million principal amount held by and repaid to a subsidiary of ours) using cash on hand. We prepaid $846.9 million outstanding under our Term Loan A under our senior secured credit facilities using the proceeds from the issuance of our 11.25% Priority Guarantee Notes, borrowings under our receivables based credit facility, and cash on hand.  Other cash used for financing activities included payments to holders of the Outstanding Notes in connection with exchange offers in June 2013 of $32.5 million and in December 2013 of $22.7 million, payment of an applicable high yield discount obligation to holders of Outstanding Notes in August 2013 of $25.3 million, payments to repurchase noncontrolling interests of $61.1 million and $91.9 million in payments for dividends and other payments to noncontrolling interests.

2012

Cash used for financing activities of $95.3 million during 2012 primarily reflected (i) the issuance of $2.2 billion of the CCWH Subordinated Notes by CCWH and the use of proceeds distributed to us in connection with a dividend declared by CCOH during 2012, in addition to cash on hand, to repay $2.1 billion of indebtedness under our senior secured credit facilities, (ii) the issuance by CCWH of $2.7 billion aggregate principal amount of the CCWH Senior Notes and the use of the proceeds to fund the tender offer for and redemption of the Existing CCWH Senior Notes, (iii) the repayment of our 5.0% senior notes at maturity for $249.9 million (net of $50.1 million principal amount held by and repaid to a subsidiary of ours with respect to notes repurchased and held by such entity), using a portion of the proceeds from our June 2011 issuance of $750.0 million aggregate principal amount of 9.0% priority guarantee notes due 2021 (the “Additional Priority Guarantee Notes due 2021”), along with available cash on hand and (iv) the exchange of $2.0 billion aggregate principal amount of term loans under our senior secured credit facilities for $2.0 billion aggregate principal amount of newly issued 9.0% priority guarantee notes due 2019. Our financing activities also reflect a $244.7 million reduction in noncontrolling interest as a result of the dividend paid by CCOH in connection with the CCWH Subordinated Notes issuance, which represents the portion paid to parties other than our subsidiaries that own CCOH common stock.

2011

Cash used for financing activities during 2011 primarily reflected our issuance in February 2011 of $1.0 billion aggregate principal amount of 9.0% priority guarantee notes due 2021 (the “Initial Priority Guarantee Notes due 2021”) and the June 2011 issuance of Additional Priority Guarantee Notes due 2021, and the use of proceeds from the Initial Priority Guarantee Notes due 2021 offering, as well as cash on hand, to prepay $500.0 million of our senior secured credit facilities and repay at maturity our 6.25% senior notes that matured in 2011 as discussed in the “Refinancing Transactions” section within this MD&A. We also repaid all outstanding amounts under its receivables based facility prior to, and in connection with, the Additional Priority Guarantee Notes due 2021 offering. Cash used for financing activities also included the $95.0 million of pre-existing, intercompany debt owed repaid immediately after the closing of the traffic acquisition. Additionally, we repaid our 4.4% notes at maturity in May 2011 for $140.2 million, plus accrued interest, with available cash on hand, and repaid $500.0 million of our revolving credit facility on June 27, 2011. Additionally, CC Finco repurchased $80.0 million aggregate principal amount of our 5.5% senior notes for $57.1 million, including accrued interest, as discussed in the “Debt Repurchases, Maturities and Other” section within this MD&A.

Anticipated Cash Requirements

Our primary source of liquidity is cash on hand, cash flow from operations and borrowing capacity under our domestic receivables based credit facility, subject to certain limitations contained in our material financing agreements. A significant amount of our cash requirements are for debt service obligations.  We anticipate cash interest requirements of approximately $1.6 billion during 2014.  At December 31, 2013, we had debt maturities totaling $484.4 million, $256.4 million, and $2,384.7 million in 2014, 2015, and 2016, respectively.  At December 31, 2013, we had $708.2 million of cash on our balance sheet including $234.5 million in consolidated cash balances held outside the U.S. by our subsidiaries, all of which is readily convertible into other foreign currencies including the U.S. dollar. It is our policy to permanently reinvest the earnings of our non-U.S. subsidiaries as these earnings are generally redeployed in those jurisdictions for operating needs and continued functioning of their businesses.  We have the ability and intent to indefinitely reinvest the undistributed earnings of consolidated subsidiaries based outside of the United States.  If any excess cash held by our foreign subsidiaries were needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes.  This is a result of significant current and historic deficits in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.

Our ability to fund our working capital, capital expenditures, debt service and other obligations, and to comply with the financial covenants under our financing agreements, depends on our future operating performance and cash from operations and our ability to generate cash from other liquidity-generating transactions, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond our control.  We are currently exploring, and expect to continue to explore, a variety of transactions to provide us with additional liquidity.  We cannot assure you that we will enter into or consummate any such liquidity-generating transactions, or that such transactions will provide sufficient cash to satisfy our liquidity needs, and we cannot currently predict the impact that any such transaction, if consummated, would have on us. If our future operating performance does not meet our expectations or our plans materially change in an adverse manner or prove to be materially inaccurate, we may not be able to refinance our debt as currently contemplated. Our ability to refinance the debt will depend on the condition of the capital markets and our financial condition at the time.  There can be no assurance that refinancing alternatives will be available on terms acceptable to us or at all. Even if refinancing alternatives are available to us, we may not find them suitable or at comparable interest rates to the indebtedness being refinanced.  In addition, the terms of our existing or future debt agreements may restrict us from securing a refinancing on terms that are available to us at that time.  If we are unable to obtain sources of refinancing or generate sufficient cash through liquidity-generating transactions, we could face substantial liquidity problems, which could have a material adverse effect on our financial condition and on our ability to meet our obligations.

Our financing transactions during 2013 increased our annual interest expense by $267 million.  Our increased interest payment obligations will reduce our liquidity over time, which could in turn reduce our financial flexibility and make us more vulnerable to changes in operating performance and economic downturns generally, and could negatively affect our ability to obtain additional financing in the future.

We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue acquisitions or dispositions, which could be material.  Our and our subsidiaries’ significant amount of indebtedness may limit our ability to pursue acquisitions.  The terms of our existing or future debt agreements may also restrict our ability to engage in these transactions.

Our currently available sources of cash include cash on hand, cash flow from operations and borrowing capacity under our receivables based credit facility.  We are also exploring various liquidity-generating transactions, and expect to continue to do so.  Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flow from operations, borrowing capacity under our receivables based credit facility and cash from other liquidity-generating transactions will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months.  Significant assumptions underlie this belief, including, among other things, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements, and that we will be able to consummate liquidity-generating transactions in a timely manner and on terms acceptable to us.  We cannot assure you that this will be the case.  If our future cash flows from operations, financing sources and other liquidity-generating transactions are insufficient to pay our debt obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell material assets, seek additional capital or refinance our and our subsidiaries’ debt.  We cannot assure you that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all.

We were in compliance with the covenants contained in our material financing agreements as of December 31, 2013, including the maximum consolidated senior secured net debt to consolidated EBITDA limitation contained in our senior secured credit facilities. We believe our long-term plans, which include promoting spending in our industries and capitalizing on our diverse geographic and product opportunities, including the continued investment in our media and entertainment initiatives and continued deployment of digital displays, will enable us to continue generating cash flows from operations sufficient to meet our liquidity and funding requirements long term.  However, our anticipated results are subject to significant uncertainty and there can be no assurance that we will be able to maintain compliance with these covenants.  In addition, our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any covenants set forth in our financing agreements would result in a default thereunder. An event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, the lenders under the receivables based facility under our senior secured credit facilities would have the option to terminate their commitments to make further extensions of credit thereunder. If we are unable to repay our obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility. In addition, a default or acceleration under any of our material financing agreements could cause a default under other of our obligations that are subject to cross-default and cross-acceleration provisions. The threshold amount for a cross-default under the senior secured credit facilities is $100.0 million.

Sources of Capital

As of December 31, 2013 and 2012, we had the following debt outstanding, net of cash and cash equivalents:

	December 31,
(In millions)	2013	2012
Senior Secured Credit Facilities:
Term Loan A Facility	$-	$846.9
Term Loan B Facility	1,891.0	7,714.9
Term Loan C - Asset Sale Facility	34.8	513.7
Term Loan D Facility	5,000.0	-
Term Loan E Facility	1,300.0	-
Receivables Based Facility (1)	247.0	-
9% Priority Guarantee Notes due 2019	1,999.8	1,999.8
9% Priority Guarantee Notes due 2021	1,750.0	1,750.0
11.25% Priority Guarantee Notes due 2021	575.0	-
Subsidiary Senior Revolving Credit Facility	-	-
Other Secured Subsidiary Debt	21.1	25.5
Total Secured Debt	12,818.7	12,850.8

Senior Cash Pay Notes	94.3	796.3
Senior Toggle Notes	127.9	829.8
Senior Notes due 2021	1,404.2	-
Clear Channel Senior Notes	1,436.5	1,748.6
Subsidiary Senior Notes due 2022	2,725.0	2,725.0
Subsidiary Senior Subordinated Notes due 2020	2,200.0	2,200.0
Other Subsidiary Debt	-	5.6
Purchase accounting adjustments and original issue discount	(322.4)	(409.0)
Total Debt	20,484.2	20,747.1
Less: Cash and cash equivalents	708.2	1,225.0
	$19,776.0	$19,522.1

(1)        The receivables based credit facility provides for borrowings of up to the lesser of $535 million (the revolving credit commitment) or the borrowing base amount, as defined under the receivables based facility, subject to certain limitations contained in our material financing agreements.

Our subsidiaries have from time to time repurchased certain debt obligations of ours and outstanding equity securities of CCMH and CCOH, and may in the future, as part of various financing and investment strategies, purchase additional outstanding indebtedness of ours or our subsidiaries or outstanding equity securities of CCMH or CCOH, in tender offers, open market purchases, privately negotiated transactions or otherwise. We or our subsidiaries may also sell certain assets, securities, or properties and use the proceeds to reduce our indebtedness. These purchases or sales, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations. These transactions could also require or result in amendments to the agreements governing outstanding debt obligations or changes in our leverage or other financial ratios, which could have a material positive or negative impact on our ability to comply with the covenants contained in our debt agreements. These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Senior Secured Credit Facilities

As of December 31, 2013, we had a total of $8,225.8 million outstanding under our senior secured credit facilities, consisting of:

•         a $1,891.0 million Term Loan B, which matures on January 29, 2016; and

•         a $34.8 million Term Loan C, which matures on January 29, 2016; and

•         a $5.0 billion Term Loan D, which matures on January 30, 2019; and

•         a $1.3 billion Term Loan E, which matures on July 30, 2019.

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

The margin percentages applicable to the term loan facilities are the following percentages per annum:

•         with respect to loans under the Term Loan A, (i) 2.40% in the case of base rate loans and (ii) 3.40% in the case of Eurocurrency rate loans; and

•         with respect to loans under the Term Loan B and Term Loan C – asset sale facility, (i) 2.65%, in the case of base rate loans and (ii) 3.65%, in the case of Eurocurrency rate loans; and

•         with respect to loans under the Term Loan D, (i) 5.75% in the case of base rate loans and (ii) 6.75% in the case of Eurocurrency rate loans; and

•         with respect to loans under the Term Loan E, (i) 6.50% in the case of base rate loans and (ii) 7.50% in the case of Eurocurrency rate loans.

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

•          100% of the net cash proceeds of (i) any incurrence of certain debt, other than debt permitted under our senior secured credit facilities. (ii) certain securitization financing and (iii) certain issuances of Permitted Additional Notes (as defined in the senior secured credit facilities) and (iv) certain issuances of Permitted Unsecured Notes and Permitted Senior Secured Notes (as defined in the senior secured credit facilities); and

•          Net Cash Proceeds received by us as dividends or distributions from indebtedness incurred at CCOH provided that the Consolidated Leverage Ratio of CCOH is no greater than 7.00 to 1.00.

The foregoing prepayments with the net cash proceeds of any incurrence of certain debt, other than debt permitted under our senior secured credit facilities, certain securitization financing, issuances of Permitted Additional Notes and annual excess cash flow will be applied, at our option, to the term loans (on a pro rata basis, other than that non-extended classes of term loans may be prepaid prior to any corresponding extended class), in each case (i) first to the term loans outstanding under Term Loan B and (ii) one of (w) second, to outstanding Term Loan C—asset sale facility loans; third, to outstanding Term Loan D; and fourth, to outstanding Term Loan E, or (x) second, to outstanding Term Loan C—asset sale facility loans; third, to outstanding Term Loan E; and fourth, to outstanding Term Loan D, or (y) second, to outstanding Term Loan C—asset sale facility loans; and third, ratably to outstanding Term Loan D and Term Loan E, or (z) second, ratably to outstanding Term Loan C—asset sale facility loans, Term Loan D and Term Loan E.  In each case to the remaining installments thereof in direct order of maturity for the Term Loan C—asset sale facility loans.

The foregoing prepayments with net cash proceeds of sales or other dispositions by us or our wholly-owned restricted subsidiaries of assets other than specified assets being marketed for sale, subject to reinvestment rights and certain other exceptions, will be applied (i) first to the Term Loan C—asset sale facility loans in direct order of maturity, and (ii) one of (w) second, to outstanding Term Loan B; third, to outstanding Term Loan D; and fourth, to outstanding Term Loan E, or (x) second, to outstanding Term Loan B; third, to outstanding Term Loan E; and fourth, to outstanding Term Loan D, or (y) second, to outstanding Term Loan B; and third, ratably to outstanding Term Loan D and Term Loan E, or (z) second, ratably to outstanding Term Loan B, Term Loan D and Term Loan E.

The foregoing prepayments with net cash proceeds of issuances of Permitted Unsecured Notes and Permitted Senior Secured Notes and Net Cash Proceeds received by us as a distribution from indebtedness incurred by CCOH will be applied (i) first, ratably to outstanding Term Loan B and Term Loan C in direct order of maturity, second, to the outstanding Term Loan D and, third, to outstanding Term Loan E, (ii) first, ratably to outstanding Term Loan B and Term Loan C in direct order of maturity, second, to the outstanding Term Loan E and, third, to outstanding Term Loan D, (iii) first, ratably to outstanding Term Loan B and Term Loan C in direct order of maturity and, second, ratably to outstanding Term Loan D and Term Loan E or (iv) ratably to outstanding Term Loan B, Term Loan C, Term Loan D and Term Loan E.

We may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency rate loans.

Amendments

On October 25, 2012, we amended the terms of our senior secured credit facilities (the “Amendments”).  The Amendments, among other things: (i) permit exchange offers of term loans for new debt securities in an aggregate principal amount of up to $5.0 billion (including the $2.0 billion of 9.0% priority guarantee notes due 2019 issued in December 2012 as described under “Refinancing Transactions” below); (ii) provide us with greater flexibility to prepay tranche A term loans; (iii) following the repayment or extension of all tranche A term loans, permit below par non-pro rata purchases of term loans pursuant to customary Dutch auction procedures whereby all lenders of the class of term loans offered to be purchased will be offered an opportunity to participate; (iv) following the repayment or extension of all tranche A term loans, permit the repurchase of junior debt maturing before January 2016 with cash on hand in an amount not to exceed $200.0 million; (v) combine the Term Loan B, the delayed draw term loan 1 and the delayed draw term loan 2 under the senior secured credit facilities; (vi) preserve revolving credit facility capacity in the event we repay all amounts outstanding under the revolving credit facility; and (vii) eliminate certain restrictions on the ability of CCOH and its subsidiaries to incur debt.  On October 31, 2012, we repaid and permanently cancelled the commitments under our revolving credit facility, which was set to mature July 2014.

On February 28, 2013, we repaid all $846.9 million of loans outstanding under our Term Loan A facility.

On May 31, 2013, we further amended the terms of our senior secured credit facilities by extending a portion of Term Loan B and Term Loan C loans due 2016 through the creation of a new $5.0 billion Term Loan D due January 30, 2019. The amendment also permitted us to make applicable high yield discount obligation catch-up payments beginning after May 2018 with respect to the new Term Loan D and in June 2018 with respect to the outstanding notes, which were issued in connection with the exchange of a portion of the Senior Cash Pay Notes and Senior Toggle Notes.

In connection with the December 2013 refinancing discussed later, we further amended the terms of our senior secured credit facilities on December 18, 2013, to extend a portion of the Term Loan B and Term Loan C due 2016 through the creation of a new $1.3 billion Term Loan E due July 30, 2019.

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

Certain Covenants and Events of Default

The senior secured credit facilities require us to comply on a quarterly basis with a financial covenant limiting the ratio of consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA (as defined by our senior secured credit facilities) for the preceding four quarters.  Our secured debt consists of the senior secured credit facilities, the receivables-based credit facility, the priority guarantee notes and certain other secured subsidiary debt.  As required by the definition of consolidated EBITDA in our senior secured credit facilities, our consolidated EBITDA for the preceding four quarters of $1.9 billion is calculated as operating income (loss) before depreciation, amortization, impairment charges and other operating income (expense), net plus share-based compensation and is further adjusted for the following items: (i) costs incurred in connection with the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; (ii) extraordinary, non-recurring or unusual gains or losses or expenses and severance; (iii) non-cash charges; (iv) cash received from nonconsolidated affiliates; and (v) various other items.

The following table reflects a reconciliation of consolidated EBITDA (as defined by our senior secured credit facilities) to operating income and net cash provided by operating activities for the year ended December 31, 2013:

Year Ended
(In Millions)	December 31, 2013
Consolidated EBITDA (as defined by our senior secured credit facilities)	$1,940.2
Less adjustments to consolidated EBITDA (as defined by our senior secured credit facilities):
Cost incurred in connection with the closure and/or consolidation of facilities, retention charges, consulting fees, and other permitted activities	(80.2)
Extraordinary, non-recurring or unusual gains or losses or expenses and severance (as referenced in the definition of consolidated EBITDA in our senior secured credit facilities)	(37.1)
Non-cash charges	(41.3)
Cash received from nonconsolidated affiliates	(20.0)
Other items	(19.3)
Less: Depreciation and amortization, Impairment charges, Other operating income (expense), net, and Share-based compensation expense	(741.5)
Operating income	1,000.8
Plus: Depreciation and amortization, Impairment charges, Other operating income (expense), net, and Share-based compensation expense	741.5
Less: Interest expense	(1,649.5)
Less: Current income tax expense	(36.4)
Plus: Other income (expense), net	(21.9)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities (including Provision for doubtful accounts, Amortization of deferred financing charges and note discounts, net and Other reconciling items, net)	164.5
Change in assets and liabilities, net of assets acquired and liabilities assumed	13.9
Net cash provided by operating activities	$212.9

The maximum ratio under this financial covenant is currently set at 9:1 and reduces to 8.75:1 for the year ended December 31, 2014.  At December 31, 2013, the ratio was 6.3:1.

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

Receivables Based Credit Facility

As of December 31, 2013, we had $247.0 million of borrowings outstanding under our receivables based credit facility.

The receivables based credit facility provides revolving credit commitments of $535.0 million, subject to a borrowing base. The borrowing base at any time equals 90% of the eligible accounts receivable of ours and certain of our subsidiaries. The receivables based credit facility includes a letter of credit sub-facility and a swingline loan sub-facility.

We and certain subsidiary borrowers are the borrowers under the receivables based credit facility. We have the ability to designate one or more of our restricted subsidiaries as borrowers under the receivables based credit facility. The receivables based credit facility loans and letters of credit are available in a variety of currencies including U.S. dollars, Euros, Pound, Sterling, and Canadian dollars.

Interest Rate and Fees

Borrowings under the receivables based credit facility bear interest at a rate per annum equal to an applicable margin plus, at our option, either (i) a base rate determined by reference to the highest of (a) the prime rate of Citibank, N.A. and (b) the Federal Funds rate plus 0.50% or (ii) a Eurocurrency rate determined by reference to the rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) for Eurodollar deposits for the interest period relevant to such borrowing. The applicable margin for borrowings under the receivables based credit facility ranges from 1.50% to 2.00% for Eurocurrency borrowings and from 0.50% to 1.00% for base-rate borrowings, depending on average excess availability under the receivables based credit facility during the prior fiscal quarter.

In addition to paying interest on outstanding principal under the receivables based credit facility, we are required to pay a commitment fee to the lenders under the receivables based credit facility in respect of the unutilized commitments thereunder.  The commitment fee rate ranges from 0.25% to 0.375% per annum dependent upon average unused commitments during the prior quarter. We must also pay customary letter of credit fees.

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

•         amend material agreements governing certain junior indebtedness; and

•         change lines of business.

The receivables based credit facility includes certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments and a change of control. If an event of default occurs, the lenders under the receivables based credit facility will be entitled to take various actions, including the acceleration of all amounts due under our receivables based credit facility and all actions permitted to be taken by a secured creditor.

9% Priority Guarantee Notes Due 2019

As of December 31, 2013, we had outstanding $2.0 billion aggregate principal amount of 9.0% priority guarantee notes due 2019 (the “Priority Guarantee Notes due 2019”).

The Priority Guarantee Notes due 2019 mature on December 15, 2019 and bear interest at a rate of 9.0% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, which began on June 15, 2013. The Priority Guarantee Notes due 2019 are our senior obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the guarantors named in the indenture. The Priority Guarantee Notes due 2019 and the guarantors’ obligations under the guarantees are secured by (i) a lien on (a) our capital stock and (b) certain property and related assets that do not constitute “principal property” (as defined in the indenture governing certain legacy notes of ours), in each case equal in priority to the liens securing the obligations under our senior secured credit facilities and our priority guarantee notes due 2021, subject to certain exceptions, and (ii) a lien on the accounts receivable and related assets securing our receivables based credit facility junior in priority to the lien securing our obligations thereunder, subject to certain exceptions. In addition to the collateral granted to secure the Priority Guarantee Notes due 2019, the collateral agent and the trustee for the Priority Guarantee Notes due 2019 entered into an agreement with the administrative agent for the lenders under the senior secured credit facilities to turn over to the trustee under the Priority Guarantee Notes due 2019, for the benefit of the holders of the Priority Guarantee Notes due 2019, a pro rata share of any recovery received on account of the principal properties, subject to certain terms and conditions.

We may redeem the Priority Guarantee Notes due 2019 at our option, in whole or part, at any time prior to July 15, 2015, at a price equal to 100% of the principal amount of the Priority Guarantee Notes due 2019 redeemed, plus accrued and unpaid interest to the redemption date and plus an applicable premium. We may redeem the Priority Guarantee Notes due 2019, in whole or in part, on or after July 15, 2015, at the redemption prices set forth in the indenture plus accrued and unpaid interest to the redemption date.  Prior to July 15, 2015, we may elect to redeem up to 40% of the aggregate principal amount of the Priority Guarantee Notes due 2019 at a redemption price equal to 109.0% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings.

The indenture governing the Priority Guarantee Notes due 2019 contains covenants that limit our ability and the ability of our restricted subsidiaries to, among other things: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) modify any of our existing senior notes; (iv) transfer or sell assets; (v) engage in certain transactions with affiliates; (vi) create restrictions on dividends or other payments by the restricted subsidiaries; and (vii) merge, consolidate or sell substantially all of our assets. The indenture contains covenants that limit our ability, Clear Channel Capital I, LLC’s ability and the ability of our restricted subsidiaries to, among other things: (i) create liens on assets and (ii) materially impair the value of the security interests taken with respect to the collateral for the benefit of the notes collateral agent and the holders of the Priority Guarantee Notes due 2019. The indenture also provides for customary events of default.

9% Priority Guarantee Notes Due 2021

As of December 31, 2013, we had outstanding $1.75 billion aggregate principal amount of 9.0% priority guarantee notes due 2021 (the “Priority Guarantee Notes due 2021”).

The Priority Guarantee Notes due 2021 mature on March 1, 2021 and bear interest at a rate of 9.0% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, which began on September 1, 2011. The Priority Guarantee Notes due 2021 are our senior obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the guarantors named in the indenture. The Priority Guarantee Notes due 2021 and the guarantors’ obligations under the guarantees are secured by (i) a lien on (a) our capital stock and (b) certain property and related assets that do not constitute “principal property” (as defined in the indenture governing certain legacy notes of ours), in each case equal in priority to the liens securing the obligations under our senior secured credit facilities and the Priority Guarantee Notes due 2019, subject to certain exceptions, and (ii) a lien on the accounts receivable and related assets securing our receivables based credit facility junior in priority to the lien securing our obligations thereunder, subject to certain exceptions.

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

The indenture governing the Priority Guarantee Notes due 2021 contains covenants that limit our ability and the ability of our restricted subsidiaries to, among other things: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) modify any of our existing senior notes; (iv) transfer or sell assets; (v) engage in certain transactions with affiliates; (vi) create restrictions on dividends or other payments by the restricted subsidiaries; and (vii) merge, consolidate or sell substantially all of our assets. The indenture contains covenants that limit our ability, Clear Channel Capital I, LLC’s ability and the ability of our restricted subsidiaries to, among other things: (i) create liens on assets and (ii) materially impair the value of the security interests taken with respect to the collateral for the benefit of the notes collateral agent and the holders of the Priority Guarantee Notes due 2021. The indenture also provides for customary events of default.

11.25% Priority Guarantee Notes Due 2021

As of December 31, 2013, we had outstanding $575.0 million aggregate principal amount of 11.25% Priority Guarantee Notes due 2021 (the “11.25% Priority Guarantee Notes”).

The 11.25% Priority Guarantee Notes mature on March 1, 2021 and bear interest at a rate of 11.25% per annum, payable semi-annually on March 1 and September 1 of each year, which began on September 1, 2013. The 11.25% Priority Guarantee Notes are our senior obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the guarantors named in the indenture governing such notes. The 11.25% Priority Guarantee Notes and the guarantors’ obligations under the guarantees are secured by (i) a lien on (a) our capital stock and (b) certain property and related assets that do not constitute “principal property” (as defined in the indenture governing the legacy notes of ours), in each case equal in priority to the liens securing the obligations under our senior secured credit facilities, our Priority Guarantee Notes due 2021 and our Priority Guarantee Notes due 2019, subject to certain exceptions, and (ii) a lien on the accounts receivable and related assets securing our receivables based credit facility junior in priority to the lien securing our obligations thereunder, subject to certain exceptions.

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

The indenture governing the 11.25% Priority Guarantee Notes contains covenants that limit our ability and the ability of our restricted subsidiaries to, among other things: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) transfer or sell assets; (iv) engage in certain transactions with affiliates; (v) create restrictions on dividends or other payments by the restricted subsidiaries; and (vi) merge, consolidate or sell substantially all of our assets. The indenture contains covenants that limit our ability, Clear Channel Capital I, LLC’s ability and the ability of our restricted subsidiaries to, among other things: (i) create liens on assets and (ii) materially impair the value of the security interests taken with respect to the collateral for the benefit of the notes collateral agent and the holders of the 11.25% Priority Guarantee Notes. The indenture also provides for customary events of default.

Subsidiary Senior Revolving Credit Facility Due 2018

During the third quarter of 2013, CCOH entered into a five-year senior secured revolving credit facility with an aggregate principal amount of $75.0 million.  The revolving credit facility may be used for working capital, to issue letters of credit and for other general corporate purposes.  At December 31, 2013, there were no amounts outstanding under the revolving credit facility, and $34.1 million of letters of credit under the revolving credit facility, which reduce availability under the facility.

Senior Cash Pay Notes and Senior Toggle Notes

As of December 31, 2013, we had outstanding $94.3 million aggregate principal amount of 10.75% senior cash pay notes due 2016 and $127.9 million aggregate principal amount of 11.00%/11.75% senior toggle notes due 2016.

The senior cash pay notes and senior toggle notes are unsecured and are guaranteed by us and each of our existing and future material wholly-owned domestic restricted subsidiaries, subject to certain exceptions.  The senior cash pay notes and senior toggle notes mature on August 1, 2016 and the senior toggle notes may require a special redemption of up to $30.0 million on August 1, 2015.  We may elect on each interest election date to pay all or 50% of such interest on the senior toggle notes in cash or by increasing the principal amount of the senior toggle notes or by issuing new senior toggle notes (such increase or issuance, “PIK Interest”).  Interest on the senior toggle notes payable in cash will accrue at a rate of 11.00% per annum and PIK Interest will accrue at a rate of 11.75% per annum.

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

The senior cash pay notes and senior toggle notes are senior unsecured debt and rank equal in right of payment with all of our existing and future senior debt. Guarantors of obligations under the senior secured credit facilities, the receivables based credit facility, the Priority Guarantee Notes due 2021, the Priority Guarantee Notes due 2019, and the 11.25% Priority Guarantee Notes guarantee the senior cash pay notes and senior toggle notes with unconditional guarantees that are unsecured and equal in right of payment to all existing and future senior debt of such guarantors, except that the guarantees are subordinated in right of payment only to the guarantees of obligations under the senior secured credit facilities, the receivables based credit facility, the Priority Guarantee Notes due 2021, the Priority Guarantee Notes due 2019, and the 11.25% Priority Guarantee Notes to the extent of the value of the assets securing such indebtedness. In addition, the senior cash pay notes and senior toggle notes and the guarantees are structurally senior to our senior notes and existing and future debt to the extent that such debt is not guaranteed by the guarantors of the senior cash pay notes and senior toggle notes. The senior cash pay notes and senior toggle notes and the guarantees are effectively subordinated to our existing and future secured debt and that of the guarantors to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all obligations of subsidiaries that do not guarantee the senior cash pay notes and senior toggle notes.

On July 16, 2010, we made the election to pay interest on the senior toggle notes entirely in cash, effective for the interest period commencing August 1, 2010, and have continued to pay interest in cash for each subsequent interest period.

As discussed under “Senior Notes due 2021” below, during 2013, we exchanged a portion of the senior cash pay notes and senior toggle notes for Senior Notes due 2021.

Senior Notes due 2021

As of December 31, 2013, we had outstanding approximately $1.4 billion of aggregate principal amount of Senior Notes due 2021 (net of $421.9 million principal amount issued to, and held by, a subsidiary of ours).

During the second quarter of 2013, we completed an exchange offer with certain holders of our senior cash pay notes and senior toggle notes pursuant to which we issued $1.2 billion aggregate principal amount (including $421.0 million principal amount issued to, and held by, a subsidiary of ours) of Senior Notes due 2021.  In the exchange offer, $348.1 million aggregate principal amount of senior cash pay notes was exchanged for $348.0 million aggregate principal amount of the Senior Notes due 2021, and $917.2 million aggregate principal amount of senior toggle notes was exchanged for $853.0 million aggregate principal amount of Senior Notes due 2021 and $64.2 million of cash, plus, in each case, cash in an amount equal to accrued and unpaid interest from the last interest payment date applicable on the senior cash pay notes and senior toggle notes to, but not including, the closing date of the exchange offer.  The Senior Notes due 2021 mature on February 1, 2021.  Interest on the Senior Notes due 2021 is payable semi-annually on February 1 and August 1 of each year, which began on August 1, 2013.  Interest on the Senior Notes due 2021 will be paid at the rate of (i) 12.0% per annum in cash and (ii) 2.0% per annum through the issuance of payment-in-kind notes (the “PIK Notes”).  Any PIK Notes issued in certificated form will be dated as of the applicable interest payment date and will bear interest from and after such date. All PIK Notes issued will mature on February 1, 2021 and have the same rights and benefits as the Senior Notes due 2021.  The Senior Notes due 2021 are fully and unconditionally guaranteed on a senior basis by the guarantors named in the indenture governing such notes.  The guarantee is structurally subordinated to all existing and future indebtedness and other liabilities of any subsidiary of the applicable subsidiary guarantor that is not also a guarantor of the Senior Notes due 2021.  The guarantees are subordinated to the guarantees of our senior secured credit facility and certain other permitted debt, but rank equal to all other senior indebtedness of the guarantors.

During the fourth quarter of 2013, we completed an additional exchange offer with certain remaining holders of the senior cash pay notes and senior toggle notes pursuant to which we issued $622.5 million aggregate principal amount of Senior Notes due 2021.  In the exchange offer, $353.8 million aggregate principal amount of senior cash pay notes was exchanged for $389.2 million aggregate principal amount of Senior Notes due 2021 and $14.2 million in cash, and $212.1 million aggregate principal amount of senior toggle notes was exchanged for $233.3 million aggregate principal amount of Senior Notes due 2021 and $8.5 million in cash, plus, in each case, cash in an amount equal to accrued and unpaid interest on the senior cash pay notes and senior toggle notes was netted against cash due for accrued interest on the Senior Notes due 2021 since the previous interest payment date.

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

Clear Channel Senior Notes

As of December 31, 2013, we had outstanding approximately $1.4 billion aggregate principal amount of senior notes outstanding (net of $288.5 million aggregate principal amount held by a subsidiary of ours).

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

CCWH Senior Notes

As of December 31, 2013, CCWH senior notes represented $2.7 billion aggregate principal amount of indebtedness outstanding, which consisted of $735.75 million aggregate principal amount of Series A Senior Notes due 2022 (the “Series A CCWH Senior Notes”) and $1,989.25 million aggregate principal amount of Series B CCWH Senior Notes due 2022 (the “Series B CCWH Senior Notes”).  The CCWH Senior Notes are guaranteed by CCOH, Clear Channel Outdoor, Inc. (“CCOI”) and certain of CCOH’s direct and indirect subsidiaries. The proceeds from the issuance of the CCWH Senior Notes were used to fund the repurchase of the Existing CCWH Senior Notes.

We capitalized $30.0 million in fees and expenses associated with the CCWH Senior Notes offering and an original issue discount of $7.4 million.  We are amortizing the capitalized fees and discount through interest expense over the life of the CCWH Senior Notes.

The CCWH Senior Notes are senior obligations that rank pari passu in right of payment to all unsubordinated indebtedness of CCWH and the guarantees of the CCWH Senior Notes rank pari passu in right of payment to all unsubordinated indebtedness of the guarantors.  Interest on the CCWH Senior Notes is payable to the trustee weekly in arrears and to the noteholders on May 15 and November 15 of each year, which began on May 15, 2013.

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

CCWH Senior Subordinated Notes

As of December 31, 2013, CCWH Subordinated Notes represented $2.2 billion of aggregate principal amount of indebtedness outstanding, which consist of $275.0 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 (the “Series A CCWH Subordinated Notes”) and $1,925.0 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (the “Series B CCWH Subordinated Notes”).  Interest on the CCWH Subordinated Notes is payable to the trustee weekly in arrears and to the noteholders on March 15 and September 15 of each year, which began on September 15, 2012.

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

Of the $703.8 million of proceeds from the issuance of the Additional Priority Guarantee Notes due 2021 ($750.0 million aggregate principal amount net of $46.2 million of discount), we used $500.0 million for general corporate purposes (to replenish cash on hand that was previously used to pay senior notes at maturity on March 15, 2011 and May 15, 2011) and used the remaining $203.8 million to repay at maturity a portion of our 5% senior notes that matured in March 2012.

2012 Refinancing Transactions

In March 2012, CCWH issued $275.0 million aggregate principal amount of the Series A CCWH Subordinated Notes and $1,925.0 million aggregate principal amount of the Series B CCWH Subordinated Notes and in connection therewith, CCOH distributed a dividend of $6.0832 per share to its stockholders of record. Using the CCOH dividend proceeds distributed to our wholly-owned subsidiaries, together with cash on hand, we repaid $2,096.2 million of indebtedness under our senior secured credit facilities.

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

During December 2012, we exchanged $2.0 billion aggregate principal amount of term loans under our senior secured credit facilities for a like principal amount of newly issued Priority Guarantee Notes due 2019. The exchange offer, which was offered to eligible existing lenders under our senior secured credit facilities, was exempt from registration under the Securities Act of 1933, as amended.  We capitalized $11.9 million in fees and expenses associated with the offering and are amortizing them through interest expense over the life of the notes.

2013 Refinancing Transactions

In February 2013, we issued $575.0 million aggregate principal amount of the outstanding 11.25% Priority Guarantee Notes and used the net proceeds of such notes, together with the proceeds of borrowings under our receivables based credit facility and cash on hand, to prepay all $846.9 million of loans outstanding under our Term Loan A and to pay related fees and expenses.

During June 2013, we amended our senior secured credit facility by extending a portion of Term Loan B and Term Loan C loans due 2016 through the creation of a new $5.0 billion Term Loan D due January 30, 2019. The amendment also permitted us to make applicable high yield discount obligation catch-up payments beginning in May 2018 with respect to the new Term Loan D and any notes issued in connection with our exchange of our outstanding 10.75% senior cash pay notes due 2016 and 11.00%/11.75% senior toggle notes due 2016.

During June 2013, we exchanged $348.1 million aggregate principal amount of senior cash pay notes for $348.0 million aggregate principal amount of the Senior Notes due 2021 and $917.2 million aggregate principal amount of senior toggle notes (including $452.7 million aggregate principal amount held by a subsidiary of ours) for $853.0 million aggregate principal amount of Senior Notes due 2021 (including $421.0 million aggregate principal amount issued to the subsidiary of ours) and $64.2 million of cash (including $31.7 million of cash paid to the subsidiary of ours), pursuant to the exchange offer.  In connection with the exchange offer and the senior secured credit facility amendment, both of which were accounted for as modifications of existing debt in accordance with ASC 470-50, we incurred expenses of $17.9 million which are included in “Other income (expenses), net”.

Further, in December 2013, we exchanged an additional $353.8 million aggregate principal amount of senior cash pay notes for $389.2 million aggregate principal amount of the Senior Notes due 2021 and $14.2 million of cash as well as an additional $212.1 million aggregate principal amount of senior toggle notes for $233.3 million aggregate principal amount of Senior Notes due 2021 and $8.5 million of cash, pursuant to the exchange offer.  In connection with the exchange offer, which was accounted for as extinguishment of existing debt in accordance with ASC 470-50, we incurred expenses of $84.0 million, which are included in “Loss on extinguishment of debt”.

In addition, during December 2013, we amended our senior secured credit facility by extending a portion of Term Loan B and Term Loan C loans due 2016 through the creation of a new $1.3 billion Term Loan E due July 30, 2019.  In connection with the senior secured credit facility amendment, which was accounted for as modifications of existing debt, we incurred expenses of $5.5 million which are included in “Other income (expenses), net”.

Dispositions and Other

2013

During 2013, our Americas outdoor segment divested certain outdoor advertising assets in Times Square for approximately $18.7 million resulting in a gain of $12.2 million.  In addition, our CCME segment exercised a put option that sold five radio stations in the Green Bay market for approximately $17.6 million and recorded a gain of $0.5 million.  These net gains are included in “Other operating income, net.”

We sold our shares of Sirius XM Radio, Inc. for $135.5 million and recognized a gain on the sale of securities of $130.9 million.  This net gain is included in “Gain on sale of marketable securities.”

2012

During 2012, our International outdoor segment sold its international neon business and its outdoor advertising business in Romania, resulting in an aggregate gain of $39.7 million included in “Other operating income, net.”

2011

During 2011, we divested and exchanged 27 radio stations for approximately $22.7 million and recorded a loss of $0.5 million in “Other operating income, net.”

Uses of Capital

Debt Repurchases, Maturities and Other

2013

During August 2013, we made a $25.3 million scheduled applicable high-yield discount obligation payment to the holders of the senior toggle notes.

During February 2013, using the proceeds from the issuance of the 11.25% Priority Guarantee Notes along with borrowings under the receivables based credit facility of $269.5 million and cash on hand, we prepaid all $846.9 million outstanding under our Term Loan A under our senior secured credit facilities.  We recorded a loss of $3.9 million in “Loss on extinguishment of debt” related to the accelerated expensing of loan fees.

During January 2013, we repaid our 5.75% senior notes at maturity for $312.1 million (net of $187.9 million principal amount repaid to a subsidiary of ours with respect to notes repurchased and held by such entity), plus accrued interest, using cash on hand.

2012

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

During March 2012, we repaid our 5.0% senior notes at maturity for $249.9 million (net of $50.1 million principal amount repaid to a subsidiary of ours with respect to notes repurchased and held by such entity), plus accrued interest, using a portion of the proceeds from the June 2011 offering of the Additional Notes, along with cash on hand.

2011

During 2011, CC Finco repurchased certain of our outstanding senior notes through open market repurchases as shown in the table below.  Notes repurchased and held by CC Finco are eliminated in consolidation.

(In thousands)	Year Ended December 31,
2011
CC Finco, LLC
Principal amount of debt repurchased	$80,000
Purchase accounting adjustments(1)	(20,476)
Gain recorded in "Loss on extinguishment of debt"(2)	(4,274)
Cash paid for repurchases of long-term debt	$55,250

(1)        Represents unamortized fair value purchase accounting discounts recorded as a result of the merger.

(2)        CC Finco repurchased certain of our senior notes at a discount, resulting in a gain on the extinguishment of debt.

During 2011, we repaid our 6.25% senior notes at maturity for $692.7 million (net of $57.3 million principal amount repaid to a subsidiary of ours with respect to notes repurchased and held by such entity), plus accrued interest, using a portion of the proceeds from the February 2011 offering of the Initial Notes, along with available cash on hand. We also repaid our 4.4% senior notes at maturity for $140.2 million (net of $109.8 million principal amount repaid to a subsidiary of ours with respect to notes repurchased and held by such entity), plus accrued interest, with available cash on hand.  Prior to, and in connection with the June 2011 offering, we repaid all amounts outstanding under our receivables based credit facility on June 8, 2011, using cash on hand. This voluntary repayment did not reduce the commitments under this facility and we may reborrow amounts under this facility at any time.  In addition, on June 27, 2011, we made a voluntary payment of $500.0 million on our revolving credit facility.  Furthermore, CC Finco repurchased $80.0 million aggregate principal amount of our outstanding 5.5% senior notes due 2014 for $57.1 million, including accrued interest, through an open market purchase.

Capital Expenditures

Capital expenditures for the years ended December 31, 2013, 2012 and 2011 were as follows:

(In millions)	Years Ended December 31,
	2013	2012	2011
CCME	$75.8	$65.8	$50.2
Americas outdoor advertising	89.0	117.7	122.5
International outdoor advertising	108.5	150.1	166.0
Corporate and Other	51.2	56.7	25.3
Total capital expenditures	$324.5	$390.3	$364.0

Our capital expenditures are not of significant size individually and primarily relate to the ongoing deployment of digital displays and recurring maintenance in our Americas outdoor segment as well as new billboard and street furniture contracts and renewals of existing contracts in our International outdoor segment, studio and broadcast equipment at CCME and software at Corporate.

Dividends

We have not paid cash dividends on our common stock since the merger in 2008 and our ability to pay dividends is subject to restrictions should we seek to do so in the future.  Our debt financing arrangements include restrictions on our ability to pay dividends as described in this MD&A.

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

Certain Relationships with the Sponsors

We are party to a management agreement with certain affiliates of Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018.  These arrangements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses.  During the years ended December 31, 2013, 2012 and 2011, we recognized management fees and reimbursable expenses of $15.8 million, $15.9 million and $15.7 million, respectively.

CCOH Dividend

In connection with the cash management arrangements for CCOH, we maintain an intercompany revolving promissory note payable by us to CCOH (the “Note”), which consists of the net activities resulting from day-to-day cash management services provided by us to CCOH.  As of December 31, 2013, the balance of the Note was $879.1 million, all of which is payable on demand.  The Note is eliminated in consolidation in our consolidated financial statements.

The Note was the subject of derivative litigation filed in the Delaware Court of Chancery by stockholders of CCOH, which was settled on September 9, 2013.  On October 19, 2013, in accordance with the terms of the settlement, CCOH’s board of directors notified us of its intent to make a demand for repayment of $200 million outstanding under the Note on November 8, 2013 and declared a dividend of $200 million, which was conditioned upon us having satisfied such demand.  As the indirect parent of CCOH, we received approximately 88% of the proceeds from such dividend through our wholly-owned subsidiaries.  The remaining approximately 12% of the proceeds from the dividend, or approximately $24 million, was paid to the public stockholders of CCOH and is accounted for as a “Dividend and other payments to noncontrolling interests” in our consolidated financial statements.  We funded the net payment of this $24 million with cash on hand.

On October 19, 2013, CCOH also established a committee of its board of directors for the specific purpose of monitoring the Note.  If notice of a demand for repayment is made pursuant to the terms of the committee charter in the future, CCOH would declare a simultaneous dividend equal to the amount so demanded, and a pro rata portion of that dividend would be paid to the public stockholders of CCOH.  Based on its current and anticipated levels of operations and conditions in its markets, we currently expect that we would fund the dividends to be paid to the public stockholders of CCOH if and when demands are made using its existing sources of capital.

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

The scheduled maturities of our senior secured credit facilities, receivables based facility, senior cash pay and senior toggle notes, other long-term debt outstanding, and our future minimum rental commitments under non-cancelable lease agreements, minimum payments under other non-cancelable contracts, payments under employment/talent contracts, capital expenditure commitments, priority guarantee notes and other long-term obligations as of December 31, 2013 are as follows:

(In thousands)	Payments due by Period
Contractual Obligations	Total	2014	2015-2016	2017-2018	Thereafter
Long-term Debt:
Secured Debt	$12,818,693	$22,948	$1,918,916	$247,158	$10,629,671
Senior Cash Pay and Senior Toggle Notes	222,245	-	222,245	-	-
Senior Notes	1,404,202	-	-	-	1,404,202
Clear Channel Senior Notes	1,436,455	461,455	500,000	175,000	300,000
CCWH Senior Notes	2,200,000	-	-	-	2,200,000
CCWH Senior Subordinated Notes	2,725,000	-	-	-	2,725,000
Other Long-term Debt	10	10	-	-	-
Interest payments on long-term debt (1)	9,683,364	1,558,479	2,975,083	2,827,224	2,322,578
Non-cancelable operating leases	2,926,122	401,390	687,220	492,785	1,344,727
Non-cancelable contracts	2,038,255	533,454	764,079	201,398	539,324
Employment/talent contracts	274,620	84,009	148,993	41,618	-
Capital expenditures	111,751	44,224	41,389	2,606	23,532
Unrecognized tax benefits (2)	142,658	11,643	-	-	131,015
Other long-term obligations (3)	322,534	5,107	72,893	21,428	223,106
Total	$36,305,909	$3,122,719	$7,330,818	$4,009,217	$21,843,155

(1)     Interest payments on the senior secured credit facilities assume the obligations are repaid in accordance with the amortization schedule as discussed elsewhere in this MD&A and the interest rate is held constant over the remaining term.

(2)     The non-current portion of the unrecognized tax benefits is included in the “Thereafter” column as we cannot reasonably estimate the timing or amounts of additional cash payments, if any, at this time.

(3)     Other long-term obligations consist of $59.1 million related to asset retirement obligations recorded pursuant to ASC 410-20, which assumes the underlying assets will be removed at some period over the next 50 years. Also included are $48.6 million of contract payments in our syndicated radio and media representation businesses and $214.8 million of various other long-term obligations.

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

Interest Rate Risk

A significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. At December 31, 2013, approximately 41% of our aggregate principal amount of long-term debt bears interest at floating rates. Assuming the current level of borrowings and assuming a 30% change in LIBOR, it is estimated that our interest expense for the year ended December 31, 2013 would have changed by $4.2 million.

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

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar.  Our foreign operations reported net loss of $49.6 million for the year ended December 31, 2013.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net loss for the year ended December 31, 2013 by $5.0 million.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during the year ended December 31, 2013 would have increased our net loss by a corresponding amount.

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

New Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. Under the revised guidance, entities are permitted to designate the Fed Funds effective Swap Rate, also referred to as the overnight index swap rate, as a benchmark interest rate. In addition, the ASU removes the restriction on using different benchmark interest rates for similar hedges. The amendments became effective for any qualifying new or designated hedging relationships entered into on or after July 17, 2013. We do not expect the provisions of ASU 2013-10 to have a material effect on our financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under the revised guidance, public and non-public companies are required to present information about reclassification adjustments from accumulated other comprehensive income in their financial statements in a single note or on the face of the financial statements. Public companies are also required to provide this information in their interim statements. The standard is effective prospectively for public entities for fiscal years, and interim periods with those years, beginning after December 15, 2012. The provisions of ASU 2013-02 did not have a material effect on our financial statement disclosures.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. Under the revised guidance, new balance sheet offsetting disclosures are limited to the following financial instruments, to the extent they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement, recognized derivative instruments accounted for under ASC 815, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions. Entities are required to apply the ASU for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The provisions of ASU 2013-01 did not have a material effect on our financial statement disclosures.

In October 2012, the FASB issued ASU No. 2012-04, Technical Corrections and Improvements. Under the revised guidance, changes were made to clarify the FASB Accounting Standards Codification (the “Codification”), correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.  Additionally, the amendments will make the Codification easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications. The guidance is effective for annual and interim reporting periods beginning after December 15, 2012. The provisions of ASU 2012-04 did not have a material effect on our financial statement disclosures.

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

If our agings were to improve or deteriorate resulting in a 10% change in our allowance, we estimated that our bad debt expense for the year ended December 31, 2013 would have changed by approximately $4.8 million and our net loss for the same period would have changed by approximately $3.0 million.

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

Indefinite-lived Intangible Assets

In connection with the Merger Agreement pursuant to which CCMH acquired us, we allocated the purchase price to all of our assets and liabilities at estimated fair values, including our FCC licenses and our billboard permits.  Indefinite-lived intangible assets, such as our FCC licenses and our billboard permits, are reviewed annually for possible impairment using the direct valuation method as prescribed in ASC 805-20-S99.  Under the direct valuation method, the estimated fair value of the indefinite-lived intangible assets was calculated at the market level as prescribed by ASC 350-30-35.Under the direct valuation method, it is assumed that rather than acquiring indefinite-lived intangible assets as a part of a going concern business, the buyer hypothetically obtains indefinite-lived intangible assets and builds a new operation with similar attributes from scratch.  Thus, the buyer incurs start-up costs during the build-up phase which are normally associated with going concern value.  Initial capital costs are deducted from the discounted cash flows model which results in value that is directly attributable to the indefinite-lived intangible assets.

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

On October 1, 2013, we performed our annual impairment test in accordance with ASC 350-30-35 and recognized aggregate impairment charges of $2.5 million related to permits in certain markets in our Americas outdoor business and $2.5 million related to FCC Licenses in our CCME business.

In determining the fair value of our FCC licenses, the following key assumptions were used:

▪  Revenue growth, forecast and published by BIA Financial Network, Inc. (“BIA”) varying by market, was used for the initial four-year period;

▪  2% revenue growth was assumed beyond the initial four-year period;

▪  Revenue was grown proportionally over a build-up period, reaching market revenue forecast by year 3;

▪  Operating margins of 12.5% in the first year gradually climb to the industry average margin in year 3 of up to 30.8%, depending on market size by year 3; and

▪  Assumed discount rates of 9.5% for the 13 largest markets and 10.0% for all other markets.

In determining the fair value of our billboard permits, the following key assumptions were used:

▪  Industry revenue growth forecast at 3.6% was used for the initial four-year period;

▪  3% revenue growth was assumed beyond the initial four-year period;

▪  Revenue was grown over a build-up period, reaching maturity by year 2;

▪  Operating margins gradually climb to the industry average margin of up to 55%, depending on market size, by year 3; and

▪  Assumed discount rate of 9.0%.

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

(In thousands)	Revenue	Profit	Discount
Description	Growth Rate	Margin	Rates
FCC license	$450,232	$151,554	$475,702
Billboard permits	$720,800	$140,100	$724,900

The estimated fair value of our FCC licenses and billboard permits at October 1, 2013 was $3.3 billion and $2.3 billion, respectively, while the carrying value was $2.4 billion and $1.1 billion, respectively.

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

On October 1, 2013, we performed our annual impairment test in accordance with ASC 350-30-35, resulting in an impairment charge of $10.7 million related to one market in our International outdoor segment. In determining the fair value of our reporting units, we used the following assumptions:

▪  Expected cash flows underlying our business plans for the periods 2013 through 2017. Our cash flow assumptions are based on detailed, multi-year forecasts performed by each of our operating segments, and reflect the advertising outlook across our businesses.

▪  Cash flows beyond 2017 are projected to grow at a perpetual growth rate, which we estimated at 2% for our CCME segment, 3% for our Americas outdoor and International outdoor segments, and approximately 6.6% for our Other segment.

▪  In order to risk adjust the cash flow projections in determining fair value, we utilized a discount rate of approximately 9.0% to 12.0% for each of our reporting units.

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

(In millions)	Revenue	Profit	Discount
Description	Growth Rate	Margin	Rates
CCME	$1,360,000	$320,000	$1,290,000
Americas Outdoor	$610,000	$150,000	$580,000
International Outdoor	$350,000	$200,000	$330,000

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

Insurance Accruals

We are currently self-insured beyond certain retention amounts for various insurance coverages, including general liability and property and casualty.  Accruals are recorded based on estimates of actual claims filed, historical payouts, existing insurance coverage and projected future development of costs related to existing claims. Our self-insured liabilities contain uncertainties because management must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of December 31, 2013.

If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material.  A 10% change in our self-insurance liabilities at December 31, 2013 would have affected our net loss by approximately $2.2 million for the year ended December 31, 2013.

Asset Retirement Obligations

ASC 410-20 requires us to estimate our obligation upon the termination or nonrenewal of a lease, to dismantle and remove our billboard structures from the leased land and to reclaim the site to its original condition.

Due to the high rate of lease renewals over a long period of time, our calculation assumes all related assets will be removed at some period over the next 50 years.  An estimate of third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site.  The interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk-adjusted credit rate for the same period.  If our assumption of the risk-adjusted credit rate used to discount current year additions to the asset retirement obligation decreased approximately 1%, our liability as of December 31, 2013 would not be materially impacted.  Similarly, if our assumption of the risk-adjusted credit rate increased approximately 1%, our liability would not be materially impacted.

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

Chairman and Chief Executive Officer

/s/ Richard J. Bressler

President and Chief Financial Officer

/s/ Scott D. Hamilton

Senior Vice President and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholder Clear Channel Communications, Inc.

We   We have audited the accompanying consolidated balance sheets of Clear Channel Communications, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive loss, changes in shareholder’s deficit and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clear Channel Communications, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Antonio, Texas
February 20, 2014

CONSOLIDATED BALANCE SHEETS OF
CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

(In thousands)	December 31,	December 31,
	2013	2012
CURRENT ASSETS
Cash and cash equivalents	$708,151	$1,225,010
Accounts receivable, net of allowance of $48,401 in 2013 and $55,917 in 2012	1,454,346	1,440,169
Prepaid expenses	189,640	187,639
Other current assets	161,157	134,935
Total Current Assets	2,513,294	2,987,753
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,765,510	1,890,693
Other property, plant and equipment, net	1,132,120	1,146,161
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	2,416,406	2,423,979
Indefinite-lived intangibles - permits	1,067,783	1,070,720
Other intangibles, net	1,466,546	1,740,792
Goodwill	4,202,187	4,216,085
OTHER ASSETS
Other assets	533,456	816,530
Total Assets	$15,097,302	$16,292,713
CURRENT LIABILITIES
Accounts payable	$131,370	$133,226
Accrued expenses	807,210	776,055
Accrued interest	194,844	180,572
Deferred income	172,434	172,672
Other current liabilities	-	137,889
Current portion of long-term debt	453,734	381,728
Total Current Liabilities	1,759,592	1,782,142
Long-term debt	20,030,479	20,365,369
Deferred income taxes	1,537,820	1,689,876
Other long-term liabilities	466,046	450,517
Commitments and contingent liabilities (Note 7)
SHAREHOLDER'S DEFICIT
Noncontrolling interest	245,531	303,997
Common stock, par value $.001 per share, authorized and issued
500,000,000 shares in 2013 and 2012, respectively	500	500
Additional paid-in capital	2,142,036	2,135,342
Accumulated deficit	(10,888,629)	(10,281,746)
Accumulated other comprehensive loss	(196,073)	(153,284)
Total Shareholder's Deficit	(8,696,635)	(7,995,191)
Total Liabilities and Shareholder's Deficit	$15,097,302	$16,292,713

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS OF
CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

(In thousands)	Years Ended December 31,
	2013	2012	2011

Revenue	$6,243,044	$6,246,884	$6,161,352
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,543,419	2,494,241	2,504,467
Selling, general and administrative expenses (excludes depreciation and amortization)	1,649,861	1,666,418	1,604,524
Corporate expenses (excludes depreciation and amortization)	324,182	297,366	239,399
Depreciation and amortization	730,828	729,285	763,306
Impairment charges	16,970	37,651	7,614
Other operating income, net	22,998	48,127	12,682
Operating income	1,000,782	1,070,050	1,054,724
Interest expense	1,649,451	1,549,023	1,466,246
Gain (loss) on marketable securities	130,879	(4,580)	(4,827)
Equity in earnings (loss) of nonconsolidated affiliates	(77,696)	18,557	26,958
Loss on extinguishment of debt	(87,868)	(254,723)	(1,447)
Other income (expense), net	(21,980)	250	(3,169)
Loss before income taxes	(705,334)	(719,469)	(394,007)
Income tax benefit	121,817	308,279	125,978
Consolidated net loss	(583,517)	(411,190)	(268,029)
Less amount attributable to noncontrolling interest	23,366	13,289	34,065
Net loss attributable to the Company	$(606,883)	$(424,479)	$(302,094)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(33,001)	40,242	(29,647)
Unrealized gain (loss) on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	16,576	23,103	(224)
Unrealized holding gain on cash flow derivatives	48,180	52,112	33,775
Other adjustments to comprehensive income (loss)	6,732	1,135	(1,361)
Reclassification adjustment for realized (gain) loss on securities included in net loss	(83,752)	2,045	5,148
Other comprehensive income (loss)	(45,265)	118,637	7,691
Comprehensive loss	(652,148)	(305,842)	(294,403)
Less amount attributable to noncontrolling interest	(2,476)	5,878	4,324
Comprehensive loss attributable to the Company	$(649,672)	$(311,720)	$(298,727)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT OF
CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

		Controlling Interest
(In thousands)					Accumulated
	Non-		Additional		Other
	controlling	Common	Paid-in	Accumulated	Comprehensive
	Interest	Stock	Capital	Deficit	Loss	Total
Balances at December 31, 2010	$490,920	$500	$2,127,883	$(9,555,173)	$(268,816)	$(7,204,686)
Net income (loss)	34,065	-	-	(302,094)	-	(268,029)
Issuance (forfeiture) of restricted stock	735	-	(305)	-	-	430
Amortization of share-based compensation	10,705	-	9,962	-	-	20,667
Purchases of additional noncontrolling interest	(14,428)	-	(5,492)	-	(594)	(20,514)
Other	(4,527)	-	(2,973)	-	-	(7,500)
Other comprehensive income	4,324	-	-	-	3,367	7,691
Balances at December 31, 2011	$521,794	$500	$2,129,075	$(9,857,267)	$(266,043)	$(7,471,941)
Net income (loss)	13,289	-	-	(424,479)	-	(411,190)
Issuance (forfeiture) of restricted stock	6,381	-	(3,290)	-	-	3,091
Amortization of share-based compensation	10,589	-	17,951	-	-	28,540
Purchases of additional noncontrolling interest	28	-	-	-	-	28
Dividend declared and paid to noncontrolling interests	(244,734)	-	-	-	-	(244,734)
Other	(9,228)	-	(8,394)	-	-	(17,622)
Other comprehensive income	5,878	-	-	-	112,759	118,637
Balances at December 31, 2012	$303,997	$500	$2,135,342	$(10,281,746)	$(153,284)	$(7,995,191)
Net income (loss)	23,366	-	-	(606,883)	-	(583,517)
Issuance (forfeiture) of restricted stock	4,192	-	(423)	-	-	3,769
Amortization of share-based compensation	7,725	-	8,990	-	-	16,715
Dividend declared and paid to noncontrolling interests	(91,887)	-	-	-	-	(91,887)
Other	614	-	(1,873)	-	-	(1,259)
Other comprehensive loss	(2,476)	-	-	-	(42,789)	(45,265)
Balances at December 31, 2013	$245,531	$500	$2,142,036	$(10,888,629)	$(196,073)	$(8,696,635)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

(In thousands)	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Consolidated net loss	$(583,517)	$(411,190)	$(268,029)
Reconciling items:
Impairment charges	16,970	37,651	7,614
Depreciation and amortization	730,828	729,285	763,306
Deferred taxes	(158,170)	(304,611)	(143,944)
Provision for doubtful accounts	20,243	11,715	13,723
Amortization of deferred financing charges and note discounts, net	124,342	164,097	188,034
Share-based compensation	16,715	28,540	20,667
Gain on disposal of operating and fixed assets	(22,998)	(48,127)	(12,682)
(Gain) loss on marketable securities	(130,879)	4,580	4,827
Equity in (earnings) loss of nonconsolidated affiliates	77,696	(18,557)	(26,958)
Loss on extinguishment of debt	87,868	254,723	1,447
Other reconciling items, net	19,904	14,234	17,023
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(29,605)	(34,238)	(7,835)
Increase (decrease) in accrued expenses	26,105	34,874	(127,242)
Increase (decrease) in accounts payable	(2,620)	13,863	6,236
Increase in accrued interest	16,014	20,223	39,170
Increase (decrease) in deferred income	7,508	33,482	(10,776)
Changes in other operating assets and liabilities	(3,532)	(45,412)	(89,720)
Net cash provided by operating activities	212,872	485,132	374,861
Cash flows from investing activities:
Proceeds from sale of other investments	135,571	-	6,894
Purchases of businesses	(97)	(50,116)	(46,356)
Purchases of property, plant and equipment	(324,526)	(390,280)	(362,281)
Proceeds from disposal of assets	81,598	59,665	54,270
Purchases of other operating assets	(21,532)	(14,826)	(20,995)
Change in other, net	(4,379)	(1,464)	382
Net cash used for investing activities	(133,365)	(397,021)	(368,086)
Cash flows from financing activities:
Draws on credit facilities	272,252	604,563	55,000
Payments on credit facilities	(27,315)	(1,931,419)	(960,332)
Proceeds from long-term debt	575,000	4,917,643	1,731,266
Payments on long-term debt	(1,248,860)	(3,346,906)	(1,398,299)
Repurchases of long-term debt	-	-	(55,250)
Payments to repurchase noncontrolling interests	(61,143)	(7,040)	(4,682)
Dividends and other payments to noncontrolling interests	(91,887)	(251,665)	(3,571)
Deferred financing charges	(18,390)	(83,617)	(46,659)
Change in other, net	4,461	3,092	(15,589)
Net cash used for financing activities	(595,882)	(95,349)	(698,116)
Effect of exchange rate changes on cash	(484)	3,566	(903)
Net decrease in cash and cash equivalents	(516,859)	(3,672)	(692,244)
Cash and cash equivalents at beginning of period	1,225,010	1,228,682	1,920,926
Cash and cash equivalents at end of period	$708,151	$1,225,010	$1,228,682
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for interest	$1,543,455	$1,381,396	$1,260,767
Cash paid during the year for taxes	50,934	52,517	81,162

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Clear Channel Communications, Inc. is a Texas corporation (the “Company”) with all of its shares of common stock held by Clear Channel Capital I, LLC, an indirect, wholly owned subsidiary of CC Media Holdings, Inc. (“CCMH”). CCMH was formed in May 2007 by private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) for the purpose of acquiring the business of the Company. The acquisition was completed on July 30, 2008 pursuant to the Agreement and Plan of Merger, dated November 16, 2006, as amended on April 18, 2007, May 17, 2007 and May 13, 2008 (the “Merger Agreement”).  Upon the consummation of the merger, CCMH became a public company and the Company was no longer a public company.

The Company’s reportable operating segments are Media and Entertainment (“CCME”), Americas outdoor advertising (“Americas outdoor”), and International outdoor advertising (“International outdoor”).  The CCME segment provides media and entertainment services via broadcast and digital delivery.  The Americas outdoor and International outdoor segments provide outdoor advertising services in their respective geographic regions using various digital and traditional display types. Included in the “Other” category are the Company’s media representation business, Katz Media Group, as well as other general support services and initiatives, which are ancillary to its other businesses.

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

Certain prior period amounts have been reclassified to conform to the 2013 presentation.

The Company owns certain radio stations which, under current Federal Communications Commission (“FCC”) rules, are not permitted or transferable. These radio stations were placed in a trust in order to comply with FCC rules at the time of the closing of the merger that resulted in the acquisition of the Company.  The Company is the beneficial owner of the trust, but the radio stations are managed by an independent trustee.  The Company will have to divest all of these radio stations unless any stations may be owned by the Company under then-current FCC rules, in which case the trust will be terminated with respect to such stations.  The trust agreement stipulates that the Company must fund any operating shortfalls of the trust activities, and any excess cash flow generated by the trust is distributed to the Company. The Company is also the beneficiary of proceeds from the sale of stations held in the trust.  The Company consolidates the trust in accordance with ASC 810-10, which requires an enterprise involved with variable interest entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in the variable interest entity, as the trust was determined to be a variable interest entity and the Company is its primary beneficiary.

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest.  The Company evaluates the collectability of its accounts receivable based on a combination of factors.  In circumstances where it is aware of a specific customer’s inability to meet its financial obligations, it records a specific reserve to reduce the amounts recorded to what it believes will be collected.  For all other customers, it recognizes reserves for bad debt based on historical experience of bad debts as a percent of revenue for each business unit, adjusted for relative improvements or deteriorations in the agings and changes in current economic conditions.  The Company believes its concentration of credit risk is limited due to the large number and the geographic diversification of its customers.

Business Combinations

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

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Goodwill

At least annually, the Company performs its impairment test for each reporting unit’s goodwill.  In 2013 and 2012, the Company used a discounted cash flow model to determine if the carrying value of the reporting unit, including goodwill, is less than the fair value of the reporting unit. The Company identified its reporting units in accordance with ASC 350-20-55. The U.S. radio markets are aggregated into a single reporting unit and the Company’s U.S. outdoor advertising markets are aggregated into a single reporting unit for purposes of the goodwill impairment test.  The Company also determined that within its Americas outdoor segment, Canada constitutes a separate reporting unit and each country in its International outdoor segment constitutes a separate reporting unit.  The Company recognized a non-cash impairment charge to goodwill of $10.7 million based on declining future cash flows expected in one country in the International outdoor segment for 2013.  The Company had no impairment of goodwill for 2012.  The Company recognized a non-cash impairment charge of $1.1 million to reduce goodwill in one country within its International outdoor segment for 2011.

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

Other Investments

Other investments are composed primarily of equity securities.  These securities are classified as available-for-sale or trading and are carried at fair value based on quoted market prices.  Securities are carried at historical value when quoted market prices are unavailable.  The net unrealized gains or losses on the available-for-sale securities, net of tax, are reported in accumulated other comprehensive loss as a component of shareholder’s deficit.  In addition, the Company holds investments that do not have quoted market prices.  The Company periodically assesses the value of available-for-sale and non-marketable securities and records impairment charges in the statement of comprehensive loss for any decline in value that is determined to be other-than-temporary.  The average cost method is used to compute the realized gains and losses on sales of equity securities.

The Company periodically assesses the value of its available-for-sale securities.  Based on these assessments, no impairments existed at December 31, 2013 and the Company concluded that other-than-temporary impairments existed at December 31, 2012 and 2011 and recorded non-cash impairment charges of $4.6 million and $4.8 million, respectively, during each of these years. Such charges are recorded on the statement of operations in “Loss on marketable securities”.

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Derivative Instruments and Hedging Activities

Prior to the expriation of the Company’s interest rate swap agreement on September 30, 2013, the provisions of ASC 815-10 required the Company to recognize it as either an asset or liability in the consolidated balance sheet at fair value.  The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship.  The interest rate swap was designated and qualified as a hedging instrument, and was characterized as a cash flow hedge.  The Company formally documented all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions.  The Company formally assessed, both at inception and at least quarterly thereafter prior to expiration, whether the derivatives that were used in hedging transactions were highly effective in offsetting changes in either the fair value or cash flows of the hedged item.

Financial Instruments

Due to their short maturity, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities, and short-term borrowings approximated their fair values at December 31, 2013 and 2012.

Income Taxes

The Company accounts for income taxes using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.  Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not that some portion or the entire asset will not be realized.  As generally all earnings from the Company’s foreign operations are permanently reinvested and not distributed, the Company’s income tax provision does not include additional U.S. taxes on foreign operations.  If any excess cash held by our foreign subsidiaries were needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes.  This is a result of significant current and historic deficits in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.  We regularly review our tax liabilities on amounts that may be distributed in future periods and provide for foreign withholding and other current and deferred taxes on any such amounts.  It is not practical to determine the amount of federal income taxes, if any, that might become due in the event that the earnings of our foreign operations were distributed.  During 2013, the Company recorded additional foreign deferred tax expense of $3.4 million on certain foreign earnings that are expected to be distributed in future periods from the Company’s Asia subsidiaries on which foreign withholding and other taxes have not previously been provided.

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

(In millions)	Years Ended December 31,
	2013	2012	2011
Barter and trade revenues	$66.0	$56.5	$61.2
Barter and trade expenses	58.5	58.8	63.4

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Advertising Expense

The Company records advertising expense as it is incurred.  Advertising expenses were $133.7 million, $113.4 million and $92.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The Company does not have any equity incentive plans under which it grants stock awards to employees. Employees of subsidiaries of the Company receive equity awards from CCMH’s equity incentive plan or CCOH’s equity incentive plan. Prior to the merger, the Company granted equity awards to its employees under its own equity incentive plans.

Foreign Currency

Results of operations for foreign subsidiaries and foreign equity investees are translated into U.S. dollars using the average exchange rates during the year.  The assets and liabilities of those subsidiaries and investees are translated into U.S. dollars using the exchange rates at the balance sheet date.  The related translation adjustments are recorded in a separate component of shareholder’s equity, “Accumulated other comprehensive loss”.  Foreign currency transaction gains and losses are included in operations.

New Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. Under the revised guidance, entities are permitted to designate the Fed Funds effective Swap Rate, also referred to as the overnight index swap rate, as a benchmark interest rate. In addition, the ASU removes the restriction on using different benchmark interest rates for similar hedges. The amendments became effective for any qualifying new or designated hedging relationships entered into on or after July 17, 2013. The Company does not expect the provisions of ASU 2013-10 to have a material effect on the Company’s financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under the revised guidance, public and non-public companies are required to present information about reclassification adjustments from accumulated other comprehensive income in their financial statements in a single note or on the face of the financial statements. Public companies are also required to provide this information in their interim statements. The standard is effective prospectively for public entities for fiscal years, and interim periods with those years, beginning after December 15, 2012. The provisions of ASU 2013-02 did not have a material effect on the Company’s financial statement disclosures.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. Under the revised guidance, new balance sheet offsetting disclosures are limited to the following financial instruments, to the extent they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement; recognized derivative instruments accounted for under ASC 815, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions. Entities are required to apply the ASU for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The provisions of ASU 2013-01 did not have a material effect on the Company’s financial statement disclosures.

In October 2012, the FASB issued ASU No. 2012-04, Technical Corrections and Improvements. Under the revised guidance, changes were made to clarify the FASB Accounting Standards Codification (the “Codification”), correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.  Additionally, the amendments will make the Codification easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications. The guidance is effective for annual and interim reporting periods beginning after December 15, 2012. The provisions of ASU 2012-04 did not have a material effect on the Company’s financial statement disclosures.

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 – Property, plant and equipment, INTANGIBLE ASSETS AND GOODWILL

Acquisitions

During 2012, a wholly owned subsidiary of the Company completed the acquisition of WOR-AM in New York City for $30.0 million and WFNX-FM in Boston for $14.5 million.  These acquisitions resulted in an aggregate increase of $5.3 million to property plant and equipment, $15.2 million to intangible assets and $24.7 million to goodwill, in addition to $0.7 million of assumed liabilities.  Purchase accounting adjustments were finalized during 2013.

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

Dispositions

During 2013, the Company’s Americas outdoor segment divested certain outdoor advertising assets in Times Square for approximately $18.7 million resulting in a gain of $12.2 million.  In addition, CCME exercised a put option that sold five radio stations in the Green Bay market for approximately $17.6 million and recorded a gain of $0.5 million.  These net gains are included in “Other operating income, net.”

During 2012, the Company’s International outdoor segment sold its international neon business and its outdoor advertising business in Romania, resulting in an aggregate gain of $39.7 million included in “Other operating income, net.”

During 2011, the Company divested and exchanged 27 radio stations for approximately $22.7 million and recorded a loss of $0.5 million in “Other operating income, net.”

Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets at December 31, 2013 and 2012, respectively.

(In thousands)	December 31,	December 31,
	2013	2012
Land, buildings and improvements	$723,268	$685,431
Structures	3,021,152	2,949,458
Towers, transmitters and studio equipment	440,612	427,679
Furniture and other equipment	473,995	431,757
Construction in progress	123,814	105,394
	4,782,841	4,599,719
Less: accumulated depreciation	1,885,211	1,562,865
Property, plant and equipment, net	$2,897,630	$3,036,854

The Company recorded an impairment charge related to radio broadcast equipment in one market of $1.3 million based on a sales agreement entered into during the fourth quarter of 2013.  The Company recognized an impairment charge for outdoor advertising structures in its Americas outdoor segment of $1.7 million during 2012.

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

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

During 2013, the Company recognized a $2.0 million impairment charge related to FCC licenses in two markets due to changes in the discount rates and weight-average cost of capital for those markets.  In addition, the Company recognized a $2.5 million impairment charge related to billboard permits in a certain market due to increased start-up costs for that market exceeding market value.  During 2012, the Company recognized a $35.9 million impairment charge related to billboard permits in certain markets due to a change in the Company’s forecast of revenue growth within the markets.  During 2011, the Company recognized a $6.5 million impairment charge related to billboard permits in one market due to significant declines in permit value resulting from flat revenues, a slight decline in margin and increased capital expenditures within the market. There was no impairment of FCC licenses during 2012 or 2011.

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other Intangible Assets

Other intangible assets include definite-lived intangible assets and permanent easements.  The Company’s definite-lived intangible assets include primarily transit and street furniture contracts, talent and representation contracts, customer and advertiser relationships, and site-leases, all of which are amortized over the respective lives of the agreements, or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. Permanent easements are indefinite-lived intangible assets which include certain rights to use real property not owned by the Company. There were no impairments of other intangible assets for the years ended December 31, 2013, 2012 and 2011.

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets at December 31, 2013 and 2012, respectively:

(In thousands)	December 31, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor contractual rights	$777,521	$(464,548)	$785,303	$(403,955)
Customer / advertiser relationships	1,212,745	(645,988)	1,210,245	(526,197)
Talent contracts	319,617	(195,403)	344,255	(177,527)
Representation contracts	252,961	(200,058)	243,970	(171,069)
Permanent easements	173,753	-	173,374	-
Other	387,405	(151,459)	387,973	(125,580)
Total	$3,124,002	$(1,657,456)	$3,145,120	$(1,404,328)

Total amortization expense related to definite-lived intangible assets was $289.0 million, $300.0 million and $328.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2014	$261,125
2015	241,637
2016	223,146
2017	196,839
2018	127,275

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

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

economic projections, anticipated future cash flows and marketplace data.  There are inherent uncertainties related to these factors and management’s judgment in applying these factors.

In 2013, the Company concluded no goodwill impairment was required for CCME and Americas outdoor.  Based on declining future cash flows expected in one country in the International outdoor segment, the Company recognized a non-cash impairment charge to goodwill of $10.7 million.  The Company recognized no goodwill impairment for the year ended December 31, 2012.

In 2011, the Company utilized the option to assess qualitative factors under ASC 350-20-35 to determine whether it was more likely than not that the fair value of its reporting units was less than their carrying amounts, including goodwill.  Based on a qualitative assessment, the Company concluded that no further testing of goodwill for impairment was required for its CCME reporting unit and for all of the reporting units within its Americas outdoor segment.  Further testing was required for four of the countries within its International outdoor segment.

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

(In thousands)	CCME	Americas Outdoor Advertising	International Outdoor Advertising	Other	Consolidated
Balance as of December 31, 2011	$3,212,427	$571,932	$285,261	$117,098	$4,186,718
Acquisitions	24,842	-	-	51	24,893
Dispositions	(489)	-	(2,729)	-	(3,218)
Foreign currency	-	-	7,784	-	7,784
Other	(92)	-	-	-	(92)
Balance as of December 31, 2012	$3,236,688	$571,932	$290,316	$117,149	$4,216,085
Impairment	-	-	(10,684)	-	(10,684)
Acquisitions	-	-	-	97	97
Dispositions	-	-	(456)	-	(456)
Foreign currency	-	-	(974)	-	(974)
Other	(1,881)	-	-	-	(1,881)
Balance as of December 31, 2013	$3,234,807	$571,932	$278,202	$117,246	$4,202,187

The balance at December 31, 2011 is net of cumulative impairments of $3.5 billion, $2.6 billion, $315.9 million and $212.0 million in the Company’s CCME, Americas outdoor, International outdoor and Other segments, respectively.

NOTE 3 – INVESTMENTS

The Company’s most significant investments in nonconsolidated affiliates are listed below:

Australian Radio Network

The Company owns a fifty-percent (50%) interest in Australian Radio Network (“ARN”), an Australian company that owns and operates radio stations in Australia and New Zealand.

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On February 18, 2014, a subsidiary of the Company sold its 50% interest in ARN.  As of December 31, 2013, the book value of the Company’s investment in ARN exceeded the estimated selling price.  Accordingly, the Company recorded an impairment charge of $95.4 million during the fourth quarter of 2013 to write down the investment to its estimated fair value.

Summarized Financial Information

The following table summarizes the Company's investments in nonconsolidated affiliates:

(In thousands)	ARN	All Others	Total
Balance at December 31, 2011	$347,377	$12,310	$359,687
Cash advances (repayments)	(8,758)	3,082	(5,676)
Acquisitions of investments, net	-	2,704	2,704
Equity in earnings (loss)	18,621	(64)	18,557
Foreign currency transaction adjustment	(1,189)	-	(1,189)
Foreign currency translation adjustment	8,085	(10)	8,075
Distributions received	(11,074)	(642)	(11,716)
Other	-	470	470
Balance at December 31, 2012	$353,062	$17,850	$370,912
Cash advances (repayments)	-	3,051	3,051
Acquisitions of investments, net	-	1,354	1,354
Equity in loss	(75,318)	(2,378)	(77,696)
Foreign currency transaction adjustment	(37,068)	4	(37,064)
Distributions received	(19,926)	(1,750)	(21,676)
Other	-	(76)	(76)
Balance at December 31, 2013	$220,750	$18,055	$238,805

The investments in the table above are not consolidated, but are accounted for under the equity method of accounting, whereby the Company records its investments in these entities in the balance sheet as “Other assets.” The Company's interests in their operations are recorded in the statement of comprehensive loss as “Equity in earnings (loss) of nonconsolidated affiliates.”

NOTE 4 – ASSET RETIREMENT OBLIGATION

The Company’s asset retirement obligation is reported in “Other long-term liabilities” with the current portion recorded in “Accrued liabilities” and relates to its obligation to dismantle and remove outdoor advertising displays from leased land and to reclaim the site to its original condition upon the termination or non-renewal of a lease or contract.  When the liability is recorded, the cost is capitalized as part of the related long-lived assets’ carrying value.  Due to the high rate of lease renewals over a long period of time, the calculation assumes that all related assets will be removed at some period over the next 50 years.  An estimate of third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site.  The interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk adjusted credit rate for the same period.

The following table presents the activity related to the Company’s asset retirement obligation:

(In thousands)	Years Ended December 31,
	2013	2012
Beginning balance	$56,849	$51,295
Adjustment due to change in estimate of related costs	748	3,570
Accretion of liability	5,106	4,920
Liabilities settled	(3,323)	(2,936)
Ending balance	$59,380	$56,849

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 – LONG-TERM DEBT

Long-term debt at December 31, 2013 and 2012 consisted of the following:

(In thousands)	December 31,	December 31,
	2013	2012
Senior Secured Credit Facilities:
Term Loan A Facility Due 2014 (1)	$-	$846,890
Term Loan B Facility Due 2016	1,890,978	7,714,843
Term Loan C - Asset Sale Facility Due 2016 (2)	34,776	513,732
Term Loan D Facility Due 2019	5,000,000	-
Term Loan E Facility Due 2019	1,300,000	-
Receivables Based Facility Due 2017	247,000	-
9% Priority Guarantee Notes Due 2019	1,999,815	1,999,815
9% Priority Guarantee Notes Due 2021	1,750,000	1,750,000
11.25% Priority Guarantee Notes Due 2021	575,000	-
Subsidiary Senior Revolving Credit Facility due 2018	-	-
Other Secured Subsidiary Debt (3)	21,124	25,507
Total Consolidated Secured Debt	12,818,693	12,850,787

Senior Cash Pay Notes Due 2016	94,304	796,250
Senior Toggle Notes Due 2016 (4)	127,941	829,831
Senior Notes Due 2021 (5)	1,404,202	-
Senior Notes:
5.75% Senior Notes Due 2013	-	312,109
5.5% Senior Notes Due 2014	461,455	461,455
4.9% Senior Notes Due 2015	250,000	250,000
5.5% Senior Notes Due 2016	250,000	250,000
6.875% Senior Notes Due 2018	175,000	175,000
7.25% Senior Notes Due 2027	300,000	300,000
Subsidiary Senior Notes:
6.5 % Series A Senior Notes Due 2022	735,750	735,750
6.5 % Series B Senior Notes Due 2022	1,989,250	1,989,250
Subsidiary Senior Subordinated Notes:
7.625 % Series A Senior Notes Due 2020	275,000	275,000
7.625 % Series B Senior Notes Due 2020	1,925,000	1,925,000
Other Subsidiary Debt	10	5,586
Purchase accounting adjustments and original issue discount	(322,392)	(408,921)
	20,484,213	20,747,097
Less: current portion	453,734	381,728
Total long-term debt	$20,030,479	$20,365,369

(1)        Term Loan A would have matured during 2014.  The outstanding balance was prepaid during the first quarter of 2013.

(2)        Term Loan C is subject to an amortization schedule with required payments at various dates from 2014 through 2016.

(3)        Other secured subsidiary long-term debt matures at various dates from 2014 through 2028.

(4)        Senior Toggle Notes are subject to required payments at various dates from 2015 through 2016.

(5)        The Senior Notes due 2021 are subject to required payments at various dates from 2018 through 2021.

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company’s weighted average interest rates at December 31, 2013 and 2012 were 7.6% and 6.7%, respectively.  The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $20.5 billion and $18.6 billion at December 31, 2013 and 2012, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as either Level 1 or Level 2.

The Company’s subsidiaries have from time to time repurchased certain debt obligations of the Company and outstanding equity securities of CCMH and CCOH, and may in the future, as part of various financing and investment strategies, purchase additional outstanding indebtedness of the Company or its subsidiaries or outstanding equity securities of CCMH or CCOH, in tender offers, open market purchases, privately negotiated transactions or otherwise. The Company or its subsidiaries may also sell certain assets, securities or properties and use the proceeds to reduce its indebtedness. These purchases or sales, if any, could have a material positive or negative impact on the Company’s liquidity available to repay outstanding debt obligations or on the Company’s consolidated results of operations. These transactions could also require or result in amendments to the agreements governing outstanding debt obligations or changes in the Company’s leverage or other financial ratios, which could have a material positive or negative impact on the Company’s ability to comply with the covenants contained in the Company’s debt agreements. These transactions, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Senior Secured Credit Facilities

As of December 31, 2013, the Company had a total of $8,225.8 million outstanding under its senior secured credit facilities, consisting of:

•          a $1,891.0 million Term Loan B, which matures on January 29, 2016; and

•          a $34.8 million Term Loan C, which matures on January 29, 2016; and

•          a $5.0 billion Term Loan D, which matures on January 30, 2019; and

•          a $1.3 billion Term Loan E, which matures on July 30, 2019.

The Company may raise incremental term loans of up to (a) $1.5 billion, plus (b) the excess, if any, of (x) 0.65 times pro forma consolidated EBITDA (as calculated in the manner provided in the senior secured credit facilities documentation), over (y) $1.5 billion, plus (c) the aggregate amount of certain principal prepayments made in respect of the term loans under the senior secured credit facilities. Availability of such incremental term loans is subject, among other things, to the absence of any default, pro forma compliance with the financial covenant and the receipt of commitments by existing or additional financial institutions.

The Company is the primary borrower under the senior secured credit facilities, except that certain of its domestic restricted subsidiaries are co-borrowers under a portion of the term loan facilities.

Interest Rate and Fees

Borrowings under the Company’s senior secured credit facilities bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (i) a base rate determined by reference to the higher of (A) the prime lending rate publicly announced by the administrative agent or (B) the Federal funds effective rate from time to time plus 0.50%, or (ii) a Eurocurrency rate determined by reference to the costs of funds for deposits for the interest period relevant to such borrowing adjusted for certain additional costs.

The margin percentages applicable to the term loan facilities are the following percentages per annum:

•          with respect to loans under the Term Loan A, (i) 2.40% in the case of base rate loans and (ii) 3.40% in the case of Eurocurrency rate loans; and

•          with respect to loans under the Term Loan B and Term Loan C – asset sale facility, (i) 2.65%, in the case of base rate loans and (ii) 3.65%, in the case of Eurocurrency rate loans; and

•          with respect to loans under the Term Loan D, (i) 5.75% in the case of base rate loans and (ii) 6.75% in the case of Eurocurrency rate loans; and

•          with respect to loans under the Term Loan E, (i) 6.50% in the case of base rate loans and (ii) 7.50% in the case of Eurocurrency rate loans.

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The margin percentages are subject to adjustment based upon the Company’s leverage ratio.

Prepayments

The senior secured credit facilities require the Company to prepay outstanding term loans, subject to certain exceptions, with:

•          50% (which percentage may be reduced to 25% and to 0% based upon the Company’s leverage ratio) of the Company’s annual excess cash flow (as calculated in accordance with the senior secured credit facilities), less any voluntary prepayments of term loans and subject to customary credits;

•          100% of the net cash proceeds of sales or other dispositions of specified assets being marketed for sale (including casualty and condemnation events), subject to certain exceptions;

•          100% (which percentage may be reduced to 75% and 50% based upon the Company’s leverage ratio) of the net cash proceeds of sales or other dispositions by the Company or its wholly-owned restricted subsidiaries of assets other than specified assets being marketed for sale, subject to reinvestment rights and certain other exceptions;

•          100% of the net cash proceeds of (i) any incurrence of certain debt, other than debt permitted under the Company’s senior secured credit facilities. (ii) certain securitization financing and (iii) certain issuances of Permitted Additional Notes (as defined in the senior secured credit facilities) and (iv) certain issuances of Permitted Unsecured Notes and Permitted Senior Secured Notes (as defined in the senior secured credit facilities); and

•          Net Cash Proceeds received by the Company as dividends or distributions from indebtedness incurred at CCOH provided that the Consolidated Leverage Ratio of CCOH is no greater than 7.00 to 1.00.

The foregoing prepayments with the net cash proceeds of any incurrence of certain debt, other than debt permitted under the Company’s senior secured credit facilities, certain securitization financing, issuances of Permitted Additional Notes and annual excess cash flow will be applied, at the Company’s option, to the term loans (on a pro rata basis, other than that non-extended classes of term loans may be prepaid prior to any corresponding extended class), in each case (i) first to the term loans outstanding under Term Loan B and (ii) one of (w) second, to outstanding Term Loan C—asset sale facility loans; third, to outstanding Term Loan D; and fourth, to outstanding Term Loan E, or (x) second, to outstanding Term Loan C—asset sale facility loans; third, to outstanding Term Loan E; and fourth, to outstanding Term Loan D, or (y) second, to outstanding Term Loan C—asset sale facility loans; and third, ratably to outstanding Term Loan D and Term Loan E, or (z) second, ratably to outstanding Term Loan C—asset sale facility loans, Term Loan D and Term Loan E.  In each case to the remaining installments thereof in direct order of maturity for the Term Loan C—asset sale facility loans.

The foregoing prepayments with net cash proceeds of sales or other dispositions by the Company or its wholly-owned restricted subsidiaries of assets other than specified assets being marketed for sale, subject to reinvestment rights and certain other exceptions, will be applied (i) first to the Term Loan C—asset sale facility loans in direct order of maturity, and (ii) one of (w) second, to outstanding Term Loan B; third, to outstanding Term Loan D; and fourth, to outstanding Term Loan E, or (x) second, to outstanding Term Loan B; third, to outstanding Term Loan E; and fourth, to outstanding Term Loan D, or (y) second, to outstanding Term Loan B; and third, ratably to outstanding Term Loan D and Term Loan E, or (z) second, ratably to outstanding Term Loan B, Term Loan D and Term Loan E.

The foregoing prepayments with net cash proceeds of issuances of Permitted Unsecured Notes and Permitted Senior Secured Notes and Net Cash Proceeds received by the Company as a distribution from indebtedness incurred by CCOH will be applied (i) first, ratably to outstanding Term Loan B and Term Loan C in direct order of maturity, second, to the outstanding Term Loan D and, third, to outstanding Term Loan E, (ii) first, ratably to outstanding Term Loan B and Term Loan C in direct order of maturity, second, to the outstanding Term Loan E and, third, to outstanding Term Loan D, (iii) first, ratably to outstanding Term Loan B and Term Loan C in direct order of maturity and, second, ratably to outstanding Term Loan D and Term Loan E or (iv) ratably to outstanding Term Loan B, Term Loan C, Term Loan D and Term Loan E.

The Company may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency rate loans.

Amendments

On October 25, 2012, the Company amended the terms of its senior secured credit facilities (the “Amendments”).  The Amendments, among other things: (i) permit exchange offers of term loans for new debt securities in an aggregate principal amount of up to

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

$5.0 billion (including the $2.0 billion of 9.0% priority guarantee notes due 2019 issued in December 2012 as described under “Refinancing Transactions” below); (ii) provide the Company with greater flexibility to prepay tranche A term loans; (iii) following the repayment or extension of all tranche A term loans, permit below par non-pro rata purchases of term loans pursuant to customary Dutch auction procedures whereby all lenders of the class of term loans offered to be purchased will be offered an opportunity to participate; (iv) following the repayment or extension of all tranche A term loans, permit the repurchase of junior debt maturing before January 2016 with cash on hand in an amount not to exceed $200.0 million; (v) combine the Term Loan B, the delayed draw term loan 1 and the delayed draw term loan 2 under the senior secured credit facilities; (vi) preserve revolving credit facility capacity in the event the Company repays all amounts outstanding under the revolving credit facility; and (vii) eliminate certain restrictions on the ability of CCOH and its subsidiaries to incur debt.  On October 31, 2012, the Company repaid and permanently cancelled the commitments under its revolving credit facility, which was set to mature July 2014.

On February 28, 2013, the Company repaid all $846.9 million of loans outstanding under its Term Loan A facility.

On May 31, 2013, the Company further amended the terms of its senior secured credit facilities by extending a portion of Term Loan B and Term Loan C loans due 2016 through the creation of a new $5.0 billion Term Loan D due January 30, 2019. The amendment also permitted the Company to make applicable high yield discount obligation catch-up payments beginning after May 2018 with respect to the new Term Loan D and in June 2018 with respect to the outstanding notes, which were issued in connection with the exchange of a portion of the Senior Cash Pay Notes and Senior Toggle Notes.

In connection with the December 2013 refinancing discussed later, the Company further amended the terms of its senior secured credit facilities on December 18, 2013, to extend a portion of the Term Loan B and Term Loan C due 2016 through the creation of a new $1.3 billion Term Loan E due July 30, 2019.

Collateral and Guarantees

The senior secured credit facilities are guaranteed by the Company and each of the Company’s existing and future material wholly-owned domestic restricted subsidiaries, subject to certain exceptions.

All obligations under the senior secured credit facilities, and the guarantees of those obligations, are secured, subject to permitted liens, including prior liens permitted by the indenture governing the Company’s senior notes, and other exceptions, by:

•          a lien on the capital stock of the Company;

•          100% of the capital stock of any future material wholly-owned domestic license subsidiary that is not a “Restricted Subsidiary” under the indenture governing the Company’s senior notes;

•          certain assets that do not constitute “principal property” (as defined in the indenture governing the Company’s senior notes);

•          certain specified assets of the Company and the guarantors that constitute “principal property” (as defined in the indenture governing the Company’s senior notes) securing obligations under the senior secured credit facilities up to the maximum amount permitted to be secured by such assets without requiring equal and ratable security under the indenture governing the Company’s senior notes; and

•          a lien on the accounts receivable and related assets securing the Company’s receivables based credit facility that is junior to the lien securing the Company’s obligations under such credit facility.

Certain Covenants and Events of Default

The senior secured credit facilities require the Company to comply on a quarterly basis with a financial covenant limiting the ratio of consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA for the preceding four quarters.  The Company’s secured debt consists of the senior secured credit facilities, the receivables-based credit facility, the priority guarantee notes and certain other secured subsidiary debt.  The Company’s consolidated EBITDA for the preceding four quarters of $1.9 billion is calculated as operating income (loss) before depreciation, amortization, impairment charges and other operating income (expense), net, plus non-cash compensation, and is further adjusted for the following items: (i) an increase of $77.5 million related to costs incurred in connection with the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; (ii) an increase of $41.3 million for non-cash items; (iii) an increase of $39.3 million for non-recurring or unusual gains or losses; (iv) an increase of $19.3 million for various other items; and (v) an increase of $20.0 million for cash received from nonconsolidated affiliates.  The maximum ratio under this financial covenant is currently set at 9:1 and reduces to 8.75:1 for the year ended December 31, 2014.  At December 31, 2013, the ratio was 6.3:1.

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

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

•          sell assets;

•          pay dividends and distributions or repurchase the Company’s capital stock;

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

Receivables Based Credit Facility

As of December 31, 2013, the Company had $247.0 million of borrowings outstanding under its receivables based credit facility.

The receivables based credit facility provides revolving credit commitments of $535.0 million, subject to a borrowing base. The borrowing base at any time equals 90% of the eligible accounts receivable of the Company and certain of its subsidiaries. The receivables based credit facility includes a letter of credit sub-facility and a swingline loan sub-facility.

The Company and certain subsidiary borrowers are the borrowers under the receivables based credit facility. The Company has the ability to designate one or more of its restricted subsidiaries as borrowers under the receivables based credit facility. The receivables based credit facility loans and letters of credit are available in a variety of currencies including U.S. dollars, Euros, Pound, Sterling, and Canadian dollars.

Interest Rate and Fees

Borrowings under the receivables based credit facility bear interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either (i) a base rate determined by reference to the highest of (a) the prime rate of Citibank, N.A. and (b) the Federal Funds rate plus 0.50% or (ii) a Eurocurrency rate determined by reference to the rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) for Eurodollar deposits for the interest period relevant to such borrowing. The applicable margin for borrowings under the receivables based credit facility ranges from 1.50% to 2.00% for Eurocurrency borrowings and from 0.50% to 1.00% for base-rate borrowings, depending on average excess availability under the receivables based credit facility during the prior fiscal quarter.

In addition to paying interest on outstanding principal under the receivables based credit facility, the Company is required to pay a commitment fee to the lenders under the receivables based credit facility in respect of the unutilized commitments thereunder.  The commitment fee rate ranges from 0.25% to 0.375% per annum dependent upon average unused commitments during the prior quarter. The Company must also pay customary letter of credit fees.

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Maturity

Borrowings under the receivables based credit facility will mature, and lending commitments thereunder will terminate, on the fifth anniversary of the effectiveness of the receivables based credit facility (December 24, 2017), provided that, (a) the maturity date will be October 31, 2015 if on October 30, 2015, greater than $500.0 million in aggregate principal amount is owing under certain of the Company’s term loan credit facilities, (b) the maturity date will be May 3, 2016 if on May 2, 2016 greater than $500.0 million aggregate principal amount of the Company’s 10.75% senior cash pay notes due 2016 and 11.00%/11.75% senior toggle notes due 2016 are outstanding and (c) in the case of any debt under clauses (a) and (b) that is amended or refinanced in any manner that extends the maturity date of such debt to a date that is on or before the date that is five years after the effectiveness of the receivables based credit facility, the maturity date will be one day prior to the maturity date of such debt after giving effect to such amendment or refinancing if greater than $500,000,000 in aggregate principal amount of such debt is outstanding.

Prepayments

If at any time the sum of the outstanding amounts under the receivables based credit facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitments under the facility, the Company will be required to repay outstanding loans and cash collateralize letters of credit in an aggregate amount equal to such excess. The Company may voluntarily repay outstanding loans under the receivables based credit facility at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency rate loans. Any voluntary prepayments the Company makes will not reduce its commitments under the receivables based credit facility.

Guarantees and Security

The facility is guaranteed by, subject to certain exceptions, the guarantors of the Company’s senior secured credit facilities. All obligations under the receivables based credit facility, and the guarantees of those obligations, are secured by a perfected security interest in all of the Company’s and all of the guarantors’ accounts receivable and related assets and proceeds thereof that is senior to the security interest of the Company’s senior secured credit facilities in such accounts receivable and related assets and proceeds thereof, subject to permitted liens, including prior liens permitted by the indenture governing certain of the Company’s senior notes (the “legacy notes”), and certain exceptions.

Certain Covenants and Events of Default

If borrowing availability is less than the greater of (a) $50.0 million and (b) 10% of the aggregate commitments under the receivables based credit facility, in each case, for five consecutive business days (a “Liquidity Event”), the Company will be required to comply with a minimum fixed charge coverage ratio of at least 1.00 to 1.00 for fiscal quarters ending on or after the occurrence of the Liquidity Event, and will be continued to comply with this minimum fixed charge coverage ratio until borrowing availability exceeds the greater of (x) $50.0 million and (y) 10% of the aggregate commitments under the receivables based credit facility, in each case, for 30 consecutive calendar days, at which time the Liquidity Event shall no longer be deemed to be occurring. In addition, the receivables based credit facility includes negative covenants that, subject to significant exceptions, limit the Company’s ability and the ability of its restricted subsidiaries to, among other things:

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

•          amend material agreements governing certain junior indebtedness; and

•          change lines of business.

The receivables based credit facility includes certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments and a change of control. If an event of default occurs, the lenders under the receivables based credit facility will be entitled to take various actions, including the acceleration of all amounts due under the Company’s receivables based credit facility and all actions permitted to be taken by a secured creditor.

9% Priority Guarantee Notes Due 2019

As of December 31, 2013, the Company had outstanding $2.0 billion aggregate principal amount of 9.0% priority guarantee notes due 2019 (the “Priority Guarantee Notes due 2019”).

The Priority Guarantee Notes due 2019 mature on December 15, 2019 and bear interest at a rate of 9.0% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, which began on June 15, 2013. The Priority Guarantee Notes due 2019 are the Company’s senior obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the guarantors named in the indenture. The Priority Guarantee Notes due 2019 and the guarantors’ obligations under the guarantees are secured by (i) a lien on (a) the capital stock of the Company and (b) certain property and related assets that do not constitute “principal property” (as defined in the indenture governing certain legacy notes of the Company), in each case equal in priority to the liens securing the obligations under the Company’s senior secured credit facilities and the Company’s priority guarantee notes due 2021, subject to certain exceptions, and (ii) a lien on the accounts receivable and related assets securing the Company’s receivables based credit facility junior in priority to the lien securing the Company’s obligations thereunder, subject to certain exceptions. In addition to the collateral granted to secure the Priority Guarantee Notes due 2019, the collateral agent and the trustee for the Priority Guarantee Notes due 2019 entered into an agreement with the administrative agent for the lenders under the senior secured credit facilities to turn over to the trustee under the Priority Guarantee Notes due 2019, for the benefit of the holders of the Priority Guarantee Notes due 2019, a pro rata share of any recovery received on account of the principal properties, subject to certain terms and conditions.

The Company may redeem the Priority Guarantee Notes due 2019 at its option, in whole or part, at any time prior to July 15, 2015, at a price equal to 100% of the principal amount of the Priority Guarantee Notes due 2019 redeemed, plus accrued and unpaid interest to the redemption date and plus an applicable premium. The Company may redeem the Priority Guarantee Notes due 2019, in whole or in part, on or after July 15, 2015, at the redemption prices set forth in the indenture plus accrued and unpaid interest to the redemption date.  Prior to July 15, 2015, the Company may elect to redeem up to 40% of the aggregate principal amount of the Priority Guarantee Notes due 2019 at a redemption price equal to 109.0% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings.

The indenture governing the Priority Guarantee Notes due 2019 contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) modify any of the Company’s existing senior notes; (iv) transfer or sell assets; (v) engage in certain transactions with affiliates; (vi) create restrictions on dividends or other payments by the restricted subsidiaries; and (vii) merge, consolidate or sell substantially all of the Company’s assets. The indenture contains covenants that limit the Company’s ability, Clear Channel Capital I, LLC’s ability and the ability of its restricted subsidiaries to, among other things: (i) create liens on assets and (ii) materially impair the value of the security interests taken with respect to the collateral for the benefit of the notes collateral agent and the holders of the Priority Guarantee Notes due 2019. The indenture also provides for customary events of default.

9% Priority Guarantee Notes Due 2021

As of December 31, 2013, the Company had outstanding $1.75 billion aggregate principal amount of 9.0% priority guarantee notes due 2021 (the “Priority Guarantee Notes due 2021”).

The Priority Guarantee Notes due 2021 mature on March 1, 2021 and bear interest at a rate of 9.0% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, which began on September 1, 2011. The Priority Guarantee Notes due 2021 are the Company’s senior obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the guarantors named in the indenture. The Priority Guarantee Notes due 2021 and the guarantors’ obligations under the guarantees are secured by (i) a lien on (a) the capital stock of the Company and (b) certain property and related assets that do not constitute “principal property” (as defined in the indenture governing certain legacy notes of the Company), in each case equal in priority to the liens securing the obligations under the Company’s senior secured credit facilities and the Priority Guarantee Notes due 2019, subject to certain exceptions, and (ii) a lien on the accounts receivable and related assets securing the Company’s receivables based credit facility junior in priority to the lien securing the Company’s obligations thereunder, subject to certain exceptions.

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company may redeem the Priority Guarantee Notes due 2021 at its option, in whole or part, at any time prior to March 1, 2016, at a price equal to 100% of the principal amount of the Priority Guarantee Notes due 2021 redeemed, plus accrued and unpaid interest to the redemption date and plus an applicable premium. The Company may redeem the Priority Guarantee Notes due 2021, in whole or in part, on or after March 1, 2016, at the redemption prices set forth in the indenture plus accrued and unpaid interest to the redemption date.  At any time on or before March 1, 2014, the Company may elect to redeem up to 40% of the aggregate principal amount of the Priority Guarantee Notes due 2021 at a redemption price equal to 109.0% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings.

The indenture governing the Priority Guarantee Notes due 2021 contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) modify any of the Company’s existing senior notes; (iv) transfer or sell assets; (v) engage in certain transactions with affiliates; (vi) create restrictions on dividends or other payments by the restricted subsidiaries; and (vii) merge, consolidate or sell substantially all of the Company’s assets. The indenture contains covenants that limit the Company’s ability, Clear Channel Capital I, LLC’s ability and the ability of its restricted subsidiaries to, among other things: (i) create liens on assets and (ii) materially impair the value of the security interests taken with respect to the collateral for the benefit of the notes collateral agent and the holders of the Priority Guarantee Notes due 2021. The indenture also provides for customary events of default.

11.25% Priority Guarantee Notes Due 2021

As of December 31, 2013, the Company had outstanding $575.0 million aggregate principal amount of 11.25% Priority Guarantee Notes due 2021 (the “11.25% Priority Guarantee Notes”).

The 11.25% Priority Guarantee Notes mature on March 1, 2021 and bear interest at a rate of 11.25% per annum, payable semi-annually on March 1 and September 1 of each year, which began on September 1, 2013. The 11.25% Priority Guarantee Notes are the Company’s senior obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the guarantors named in the indenture governing such notes. The 11.25% Priority Guarantee Notes and the guarantors’ obligations under the guarantees are secured by (i) a lien on (a) the capital stock of the Company and (b) certain property and related assets that do not constitute “principal property” (as defined in the indenture governing the legacy notes of the Company), in each case equal in priority to the liens securing the obligations under the Company’s senior secured credit facilities, the Company’s Priority Guarantee Notes due 2021 and the Company’s Priority Guarantee Notes due 2019, subject to certain exceptions, and (ii) a lien on the accounts receivable and related assets securing the Company’s receivables based credit facility junior in priority to the lien securing the Company’s obligations thereunder, subject to certain exceptions.

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

The indenture governing the 11.25% Priority Guarantee Notes contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) transfer or sell assets; (iv) engage in certain transactions with affiliates; (v) create restrictions on dividends or other payments by the restricted subsidiaries; and (vi) merge, consolidate or sell substantially all of the Company’s assets. The indenture contains covenants that limit the Company’s ability, Clear Channel Capital I, LLC’s ability and the ability of its restricted subsidiaries to, among other things: (i) create liens on assets and (ii) materially impair the value of the security interests taken with respect to the collateral for the benefit of the notes collateral agent and the holders of the 11.25% Priority Guarantee Notes. The indenture also provides for customary events of default.

Subsidiary Senior Revolving Credit Facility Due 2018

During the third quarter of 2013, CCOH entered into a five-year senior secured revolving credit facility with an aggregate principal amount of $75.0 million.  The revolving credit facility may be used for working capital, to issue letters of credit and for other general

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

corporate purposes.  At December 31, 2013, there were no amounts outstanding under the revolving credit facility, and $34.1 million of letters of credit under the revolving credit facility, which reduce availability under the facility.

Senior Cash Pay Notes and Senior Toggle Notes

As of December 31, 2013, the Company had outstanding $94.3 million aggregate principal amount of 10.75% senior cash pay notes due 2016 and $127.9 million aggregate principal amount of 11.00%/11.75% senior toggle notes due 2016.

The senior cash pay notes and senior toggle notes are unsecured and are guaranteed by the Company and each of the Company’s existing and future material wholly-owned domestic restricted subsidiaries, subject to certain exceptions.  The senior cash pay notes and senior toggle notes mature on August 1, 2016 and the senior toggle notes may require a special redemption of up to $30.0 million on August 1, 2015.  The Company may elect on each interest election date to pay all or 50% of such interest on the senior toggle notes in cash or by increasing the principal amount of the senior toggle notes or by issuing new senior toggle notes (such increase or issuance, “PIK Interest”).  Interest on the senior toggle notes payable in cash will accrue at a rate of 11.00% per annum and PIK Interest will accrue at a rate of 11.75% per annum.

Prior to August 1, 2012, the Company was able to redeem some or all of the senior cash pay notes and senior toggle notes at a price equal to 100% of the principal amount of such notes plus accrued and unpaid interest thereon to the redemption date and an applicable premium, as described in the indenture governing such notes.  Since August 1, 2012, the Company may redeem some or all of the senior cash pay notes and senior toggle notes at any time at the redemption prices set forth in the indenture governing such notes. If the Company undergoes a change of control, sells certain its assets, or issues certain debt, it may be required to offer to purchase the senior cash pay notes and senior toggle notes from holders.

The senior cash pay notes and senior toggle notes are senior unsecured debt and rank equal in right of payment with all of the Company’s existing and future senior debt. Guarantors of obligations under the senior secured credit facilities, the receivables based credit facility, the Priority Guarantee Notes due 2021, the Priority Guarantee Notes due 2019, and the 11.25% Priority Guarantee Notes guarantee the senior cash pay notes and senior toggle notes with unconditional guarantees that are unsecured and equal in right of payment to all existing and future senior debt of such guarantors, except that the guarantees are subordinated in right of payment only to the guarantees of obligations under the senior secured credit facilities, the receivables based credit facility, the Priority Guarantee Notes due 2021, the Priority Guarantee Notes due 2019, and the 11.25% Priority Guarantee Notes to the extent of the value of the assets securing such indebtedness. In addition, the senior cash pay notes and senior toggle notes and the guarantees are structurally senior to the Company’s senior notes and existing and future debt to the extent that such debt is not guaranteed by the guarantors of the senior cash pay notes and senior toggle notes. The senior cash pay notes and senior toggle notes and the guarantees are effectively subordinated to the Company’s existing and future secured debt and that of the guarantors to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all obligations of subsidiaries that do not guarantee the senior cash pay notes and senior toggle notes.

On July 16, 2010, the Company made the election to pay interest on the senior toggle notes entirely in cash, effective for the interest period commencing August 1, 2010, and has continued to pay interest in cash for each subsequent interest period.

As described in “Senior Notes due 2021” below, during 2013, the Company exchanged a portion of the senior cash pay notes and the senior toggle notes for Senior Notes due 2021.

Senior Notes due 2021

As of December 31, 2013, the Company had outstanding approximately $1.4 billion of aggregate principal amount of Senior Notes due 2021 (net of $421.9 million principal amount issued to, and held by, a subsidiary of the Company).

During the second quarter of 2013, the Company completed an exchange offer with certain holders of its senior cash pay notes and senior toggle notes pursuant to which the Company issued $1.2 billion aggregate principal amount (including $421.0 million principal amount issued to, and held by, a subsidiary of the Company) of Senior Notes due 2021.  In the exchange offer, $348.1 million aggregate principal amount of senior cash pay notes was exchanged for $348.0 million aggregate principal amount of the Senior Notes due 2021, and $917.2 million aggregate principal amount of senior toggle notes was exchanged for $853.0 million aggregate principal amount of Senior Notes due 2021 and $64.2 million of cash, plus, in each case, cash in an amount equal to accrued and unpaid interest from the last interest payment date applicable on the senior cash pay notes and senior toggle notes to, but not including, the closing date of the exchange offer.  The Senior Notes due 2021 mature on February 1, 2021.  Interest on the Senior Notes due 2021 is payable

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

semi-annually on February 1 and August 1 of each year, which began on August 1, 2013.  Interest on the Senior Notes due 2021 will be paid at the rate of (i) 12.0% per annum in cash and (ii) 2.0% per annum through the issuance of payment-in-kind notes (the “PIK Notes”).  Any PIK Notes issued in certificated form will be dated as of the applicable interest payment date and will bear interest from and after such date. All PIK Notes issued will mature on February 1, 2021 and have the same rights and benefits as the Senior Notes due 2021.  The Senior Notes due 2021 are fully and unconditionally guaranteed on a senior basis by the guarantors named in the indenture governing such notes.  The guarantee is structurally subordinated to all existing and future indebtedness and other liabilities of any subsidiary of the applicable subsidiary guarantor that is not also a guarantor of the Senior Notes due 2021.  The guarantees are subordinated to the guarantees of the Company’s senior secured credit facility and certain other permitted debt, but rank equal to all other senior indebtedness of the guarantors.

During the fourth quarter of 2013, the Company completed an additional exchange offer with certain remaining holders of the senior cash pay notes and senior toggle notes pursuant to which the Company issued $622.5 million aggregate principal amount of Senior Notes due 2021.  In the exchange offer, $353.8 million aggregate principal amount of senior cash pay notes was exchanged for $389.2 million aggregate principal amount of Senior Notes due 2021 and $14.2 million in cash, and $212.1 million aggregate principal amount of senior toggle notes was exchanged for $233.3 million aggregate principal amount of Senior Notes due 2021 and $8.5 million in cash, plus, in each case, cash in an amount equal to accrued and unpaid interest on the senior cash pay notes and senior toggle notes was netted against cash due for accrued interest on the Senior Notes due 2021 since the previous interest payment date.

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

Senior Notes

As of December 31, 2013, the Company had outstanding approximately $1.4 billion aggregate principal amount of senior notes outstanding (net of $288.5 million aggregate principal amount held by a subsidiary of the Company).

The senior notes were the obligations of the Company prior to the merger. The senior notes are senior, unsecured obligations that are effectively subordinated to the Company’s secured indebtedness to the extent of the value of the Company’s assets securing such indebtedness and are not guaranteed by any of the Company’s subsidiaries and, as a result, are structurally subordinated to all indebtedness and other liabilities of the Company’s subsidiaries.  The senior notes rank equally in right of payment with all of the Company’s existing and future senior indebtedness and senior in right of payment to all existing and future subordinated indebtedness.

CCWH Senior Notes

As of December 31, 2013, the senior notes of the Company’s subsidiary, Clear Channel Worldwide Holdings, Inc. (“CCWH”), represented $2.7 billion aggregate principal amount of indebtedness outstanding, which consisted of $735.75 million aggregate principal amount of Series A Senior Notes due 2022 (the “Series A CCWH Senior Notes”) and $1,989.25 million aggregate principal amount of Series B CCWH Senior Notes due 2022 (the “Series B CCWH Senior Notes” and, together with the Series A CCWH Senior Notes, the “CCWH Senior Notes”).  The CCWH Senior Notes are guaranteed by CCOH, Clear Channel Outdoor, Inc. (“CCOI”) and certain of CCOH’s direct and indirect subsidiaries. The proceeds from the issuance of the CCWH Senior Notes were used to fund the repurchase of CCWH’s Series A Senior Notes due 2017 and CCWH’s Series B Senior Notes due 2017 (collectively, the “Existing CCWH Senior Notes”).

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company capitalized $30.0 million in fees and expenses associated with the CCWH Senior Notes offering and an original issue discount of $7.4 million.  The Company is amortizing the capitalized fees and discount through interest expense over the life of the CCWH Senior Notes.

The CCWH Senior Notes are senior obligations that rank pari passu in right of payment to all unsubordinated indebtedness of CCWH and the guarantees of the CCWH Senior Notes rank pari passu in right of payment to all unsubordinated indebtedness of the guarantors.  Interest on the CCWH Senior Notes is payable to the trustee weekly in arrears and to the noteholders on May 15 and November 15 of each year, which began on May 15, 2013.

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

The indenture governing the Series A CCWH Senior Notes contains covenants that limit CCOH and its restricted subsidiaries ability to, among other things:

•          incur or guarantee additional debt to persons other than the Company and its subsidiaries (other than CCOH) or issue certain preferred stock;

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

•          merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of its assets; and

•          sell certain assets, including capital stock of its subsidiaries, to persons other than the Company and its subsidiaries (other than CCOH).

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

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Series A CCWH Senior Notes indenture and Series B CCWH Senior Notes indenture restrict CCOH’s ability to incur additional indebtedness but permit CCOH to incur additional indebtedness based on an incurrence test.  In order to incur (i) additional indebtedness under this test, CCOH’s debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 7.0:1 and 5.0:1 for total debt and senior debt, respectively,  and (ii) additional indebtedness that is subordinated to the CCWH Senior Notes under this test, CCOH’s debt to adjusted EBITDA ratios (as defined by the indentures) must not be lower than 7.0:1 for total debt.  The indentures contain certain other exceptions that allow CCOH to incur additional indebtedness. The Series B CCWH Senior Notes indenture also permits CCOH to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if its debt to adjusted EBITDA ratios (as defined by the indentures) are lower than 7.0:1 and 5.0:1 for total debt and senior debt, respectively. The Series A CCWH Senior Notes indenture does not limit CCOH’s ability to pay dividends.  The Series B CCWH Senior Notes indenture contains certain exceptions that allow CCOH to pay dividends, including (i) $525.0 million of dividends made pursuant to general restricted payment baskets and (ii) dividends made using proceeds received upon a demand by CCOH of amounts outstanding under the revolving promissory note issued by the Company to CCOH.

CCWH Senior Subordinated Notes

As of December 31, 2013, CCWH Subordinated Notes represented $2.2 billion of aggregate principal amount of indebtedness outstanding, which consist of $275.0 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 (the “Series A CCWH Subordinated Notes”) and $1,925.0 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (the “Series B CCWH Subordinated Notes” and, together with the Series A CCWH Subordinated Notes, the “CCWH Subordinated Notes”).  Interest on the CCWH Subordinated Notes is payable to the trustee weekly in arrears and to the noteholders on March 15 and September 15 of each year, which began on September 15, 2012.

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

The indenture governing the Series A CCWH Subordinated Notes contains covenants that limit CCOH and its restricted subsidiaries ability to, among other things:

•          incur or guarantee additional debt to persons other than the Company and its subsidiaries (other than CCOH) or issue certain preferred stock;

•          create restrictions on the payment of dividends or other amounts to CCOH from its restricted subsidiaries that are not guarantors of the notes;

•          enter into certain transactions with affiliates;

•          merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of CCOH’s assets; and

•          sell certain assets, including capital stock of CCOH’s subsidiaries, to persons other than the Company and its subsidiaries (other than CCOH).

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

The Series A CCWH Subordinated Notes indenture and Series B CCWH Subordinated Notes indenture restrict CCOH’s ability to incur additional indebtedness but permit CCOH to incur additional indebtedness based on an incurrence test.  In order to incur additional indebtedness under this test, CCOH’s debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 7.0:1.  The indentures contain certain other exceptions that allow CCOH to incur additional indebtedness. The Series B CCWH Subordinated Notes indenture also permits CCOH to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if its debt to adjusted EBITDA ratios (as defined by the indentures) is lower than 7.0:1.  The Series A CCWH Senior Subordinated Notes indenture does not limit CCOH’s ability to pay dividends.  The Series B CCWH Subordinated Notes indenture contains certain exceptions that allow CCOH to pay dividends, including (i) $525.0 million of dividends made pursuant to general restricted payment baskets and (ii) dividends made using proceeds received upon a demand by CCOH of amounts outstanding under the revolving promissory note issued by the Company to CCOH.

With the proceeds of the CCWH Subordinated Notes (net of the initial purchasers’ discount of $33.0 million), CCWH loaned an aggregate amount equal to $2,167.0 million to CCOI. CCOI paid all other fees and expenses of the offering using cash on hand and, with the proceeds of the loans, made a special cash dividend to CCOH, which in turn made a special cash dividend on March 15, 2012

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Refinancing Transactions

2011 Refinancing Transactions

In February 2011, the Company amended its senior secured credit facilities and its receivables based facility and issued the Initial Priority Guarantee Notes due 2021.  In June 2011, the Company issued the Additional Priority Guarantee Notes due 2021 at an issue price of 93.845% of the principal amount.  The Initial Priority Guarantee Notes due 2021 and the Additional Priority Guarantee Notes due 2021 have identical terms and are treated as a single class.

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

The Company used the proceeds of the Initial Priority Guarantee Notes due 2021 offering to prepay $500.0 million of the indebtedness outstanding under its senior secured credit facilities. The $500.0 million prepayment was allocated on a ratable basis between outstanding term loans and revolving credit commitments under the Company’s revolving credit facility.

The Company obtained, concurrent with the offering of the Initial Priority Guarantee Notes due 2021, amendments to its credit agreements with respect to its senior secured credit facilities and its receivables based facility (revolving credit commitments under the receivables based facility were reduced from $783.5 million to $625.0 million), which were required as a condition to complete the offering. The amendments, among other things, permit the Company to request future extensions of the maturities of its senior secured credit facilities, provide the Company with greater flexibility in the use of its accordion capacity, provide the Company with greater flexibility to incur new debt, provided that the proceeds from such new debt are used to pay down senior secured credit facility indebtedness, and provide greater flexibility for CCOH and its subsidiaries to incur new debt, provided that the net proceeds distributed to the Company from the issuance of such new debt are used to pay down senior secured credit facility indebtedness.

Of the $703.8 million of proceeds from the issuance of the Additional Priority Guarantee Notes due 2021 ($750.0 million aggregate principal amount net of $46.2 million of discount), the Company used $500.0 million for general corporate purposes (to replenish cash on hand that the Company previously used to pay senior notes at maturity on March 15, 2011 and May 15, 2011) and used the remaining $203.8 million to repay at maturity a portion of the Company’s 5% senior notes that matured in March 2012.

2012 Refinancing Transactions

In March 2012, CCWH issued $275.0 million aggregate principal amount of the Series A CCWH Subordinated Notes and $1,925.0 million aggregate principal amount of the Series B CCWH Subordinated Notes and in connection therewith, CCOH distributed a dividend of $6.0832 per share to its stockholders of record. Using the CCOH dividend proceeds distributed to the Company’s wholly-owned subsidiaries, together with cash on hand, the Company repaid $2,096.2 million of indebtedness under its senior secured credit facilities.

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

During December 2012, the Company exchanged $2.0 billion aggregate principal amount of term loans under its senior secured credit facilities for a like principal amount of newly issued the Company’s Priority Guarantee Notes due 2019. The exchange offer, which was offered to eligible existing lenders under the Company’s senior secured credit facilities, was exempt from registration under the Securities Act of 1933, as amended.  The Company capitalized $11.9 million in fees and expenses associated with the offering and are amortizing them through interest expense over the life of the notes.

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2013 Refinancing Transactions

In February 2013, the Company issued $575.0 million aggregate principal amount of the outstanding Priority Guarantee Notes due 2021 and used the net proceeds of such notes, together with the proceeds of borrowings under its receivables based credit facility and cash on hand, to prepay all $846.9 million of loans outstanding under its Term Loan A and to pay related fees and expenses.

During June 2013, the Company amended its senior secured credit facility by extending a portion of Term Loan B and Term Loan C loans due 2016 through the creation of a new $5.0 billion Term Loan D due January 30, 2019. The amendment also permitted the Company to make applicable high yield discount obligation catch-up payments beginning in May 2018 with respect to the new Term Loan D and any notes issued in connection with the Company’s exchange of its outstanding 10.75% senior cash pay notes due 2016 and 11.00%/11.75% senior toggle notes due 2016.

During June 2013, the Company exchanged $348.1 million aggregate principal amount of senior cash pay notes for $348.0 million aggregate principal amount of the Senior Notes due 2021 and $917.2 million aggregate principal amount of senior toggle notes (including $452.7 million aggregate principal amount held by a subsidiary of the Company) for $853.0 million aggregate principal amount of Senior Notes due 2021 (including $421.0 million aggregate principal amount issued to the subsidiary of the Company) and $64.2 million of cash (including $31.7 million of cash paid to the subsidiary of the Company), pursuant to the exchange offer.  In connection with the exchange offer and the senior secured credit facility amendment, both of which were accounted for as modifications of existing debt in accordance with ASC 470-50, the Company incurred expenses of $17.9 million which are included in “Other income (expenses), net”.

Further, in December 2013, the Company exchanged an additional $353.8 million aggregate principal amount of senior cash pay notes for $389.2 million aggregate principal amount of the Senior Notes due 2021 and $14.2 million of cash as well as an additional $212.1 million aggregate principal amount of senior toggle notes for $233.3 million aggregate principal amount of Senior Notes due 2021 and $8.5 million of cash, pursuant to the exchange offer.  In connection with the exchange offer, which was accounted for as extinguishment of existing debt in accordance with ASC 470-50, the Company incurred expenses of $84.0 million, which are included in “Loss on extinguishment of debt”.

In addition, during December 2013, the Company amended its senior secured credit facility by extending a portion of Term Loan B and Term Loan C loans due 2016 through the creation of a new $1.3 billion Term Loan E due July 30, 2019.  In connection with the senior secured credit facility amendment, which was accounted for as modifications of existing debt, the Company incurred expenses of $5.5 million which are included in “Other income (expenses), net”.

Debt Repurchases, Maturities and Other

2013

During August 2013, the Company made a $25.3 million scheduled applicable high-yield discount obligation payment to the holders of the senior toggle notes.

During February 2013, using the proceeds from the issuance of the 11.25% Priority Guarantee Notes along with borrowings under the receivables based credit facility of $269.5 million and cash on hand, the Company prepaid all $846.9 million outstanding under its Term Loan A under its senior secured credit facilities.  The Company recorded a loss of $3.9 million in “Loss on extinguishment of debt” related to the accelerated expensing of loan fees.

During January 2013, the Company repaid its 5.75% senior notes at maturity for $312.1 million (net of $187.9 million principal amount repaid to a subsidiary of the Company with respect to notes repurchased and held by such entity), plus accrued interest, using cash on hand.

2012

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

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

accrued and unpaid interest on the remaining outstanding Existing CCWH Senior Notes to, but not including, the December 19, 2012 redemption date.

During October 2012, the Company consummated a private exchange offer of $2.0 billion aggregate principal amount of term loans under its senior secured credit facilities for a like principal amount of newly issued Priority Guarantee Notes due 2019.  The exchange offer was available only to eligible lenders under the senior secured credit facilities, and the Priority Guarantee Notes due 2019 were offered only in reliance on exemptions from registration under the Securities Act of 1933, as amended.

In connection with the issuance of the CCWH Subordinated Notes, CCOH paid the $2,170.4 million CCOH dividend on March 15, 2012 to its Class A and Class B stockholders, consisting of $1,925.7 million distributed to CC Holdings and CC Finco and $244.7 million distributed to other stockholders. In connection with the Subordinated Notes issuance and CCOH dividend, the Company repaid indebtedness under its senior secured credit facilities in an amount equal to the aggregate amount of dividend proceeds distributed to CC Holdings and CC Finco, or $1,925.7 million.  Of this amount, a prepayment of $1,918.1 million was applied to indebtedness outstanding under the Company’s revolving credit facility, thus permanently reducing the revolving credit commitments under the Company’s revolving credit facility to $10.0 million.  During the fourth quarter of 2012, the revolving credit facility was permanently paid off and terminated using available cash on hand.  The remaining $7.6 million prepayment was allocated on a pro rata basis to the Company’s term loan facilities.

In addition, on March 15, 2012, using cash on hand, the Company made voluntary prepayments under its senior secured credit facilities in an aggregate amount equal to $170.5 million, as follows: (i) $16.2 million under its Term Loan A due 2014, (ii) $129.8 million under its Term Loan B due 2016, (iii) $10.0 million under its Term Loan C due 2016 and (iv) $14.5 million under its delayed draw term loans due 2016. In connection with the prepayments on the Company’s senior secured credit facilities, the Company recorded a loss of $15.2 million in “Loss on extinguishment of debt” related to the accelerated expensing of loan fees.

During March 2012, the Company repaid its 5.0% senior notes at maturity for $249.9 million (net of $50.1 million principal amount repaid to a subsidiary of the Company with respect to notes repurchased and held by such entity), plus accrued interest, using a portion of the proceeds from the June 2011 offering of the Additional Priority Guarantee Notes, along with cash on hand.

2011

During 2011, CC Finco repurchased certain of the Company’s outstanding senior notes through open market repurchases as shown in the table below.  Notes repurchased and held by CC Finco are eliminated in consolidation.

(In thousands)	Year Ended December 31,
2011
CC Finco, LLC
Principal amount of debt repurchased	$80,000
Purchase accounting adjustments(1)	(20,476)
Gain recorded in "Loss on extinguishment of debt"(2)	(4,274)
Cash paid for repurchases of long-term debt	$55,250

(1)        Represents unamortized fair value purchase accounting discounts recorded as a result of the merger.

(2)        CC Finco repurchased certain of the Company’s senior notes at a discount, resulting in a gain on the extinguishment of debt.

During 2011, the Company repaid its 6.25% senior notes at maturity for $692.7 million (net of $57.3 million principal amount repaid to a subsidiary of the Company with respect to notes repurchased and held by such entity), plus accrued interest, using a portion of the proceeds from the February 2011 offering of the Initial Priority Guarantee Notes, along with available cash on hand. The Company also repaid its 4.4% senior notes at maturity for $140.2 million (net of $109.8 million principal amount repaid to a subsidiary of the Company with respect to notes repurchased and held by such entity), plus accrued interest, with available cash on hand.  Prior to, and in connection with the June 2011 offering, the Company repaid all amounts outstanding under its receivables based credit facility on June 8, 2011, using cash on hand. This voluntary repayment did not reduce the commitments under this facility and the Company may reborrow amounts under this facility at any time.  In addition, on June 27, 2011, the Company made a voluntary payment of

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

$500.0 million on its revolving credit facility.  Furthermore, CC Finco repurchased $80.0 million aggregate principal amount of the Company’s outstanding 5.5% senior notes due 2014 for $57.1 million, including accrued interest, through an open market purchase.

Future maturities of long-term debt at December 31, 2013 are as follows:

(in thousands)
2014	$484,413
2015	256,422
2016	2,384,739
2017	247,074
2018	175,084
Thereafter	17,258,873
Total (1)	$20,806,605

(1)     Excludes purchase accounting adjustments and original issue discount of $322.4 million, which is amortized through interest expense over the life of the underlying debt obligations.

Subsidiary Sale of Long-Term Debt

On February 14, 2014, CC Finco sold $227.0 million in aggregate principal amount of Senior Notes due 2021 to private purchasers in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Act”).  CC Finco expects the purchasers to validly tender the Senior Notes due 2021 into Clear Channel’s previously-announced registered exchange offer for the Senior Notes due 2021, which expires on February 20, 2014 (the “A/B Exchange Offer”).  Upon completion of the A/B Exchange Offer, the purchasers of the Senior Notes due 2021, along with all other holders of the Senior Notes due 2021 who have validly tendered such notes into the A/B Exchange Offer, will receive Senior Notes due 2021 that have been registered under the Act.  CC Finco has contributed the net proceeds from the sale of the Senior Notes due 2021 to Clear Channel, which intends to use such proceeds to repay, repurchase or otherwise acquire outstanding indebtedness from time to time and retire that indebtedness as it becomes due or upon its earlier repayment, repurchase or acquisition.  Following the sale of the Senior Notes due 2021, CC Finco continues to hold $199.1 million in aggregate principal amount of Senior Notes due 2021.

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

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The cost, unrealized holding gains or losses, and fair value of the Company’s investments at December 31, 2013 and 2012 are as follows:

(In thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Investments	Cost	Losses	Gains	Value
2013
Available-for-sale	$659	$-	$1,283	$1,942
Other cost investments	7,783	-	-	7,783
Total	$8,442	$-	$1,283	$9,725
2012
Available-for-sale	$5,207	$-	$106,220	$111,427
Other cost investments	7,769	-	-	7,769
Total	$12,976	$-	$106,220	$119,196

During 2013, the Company sold shares of Sirius XM Radio, Inc. held by it for $135.5 million. In connection with the sale of shares of Sirius XM Radio, Inc., a realized gain of $130.9 million and income tax expense of $48.6 million were reclassified out of accumulated other comprehensive loss into “Gain on marketable securities” and “Income tax benefit,” respectively.  The net difference of $82.3 million is reported as a reduction of “Other comprehensive income (loss).”

Other cost investments include various investments in companies for which there is no readily determinable market value.  The Company recognized other-than-temporary impairments of $2.0 million on a cost investment for the year ended December 31, 2012, which was a non-cash impairment charge recorded in “Loss on marketable securities.”

The Company’s available-for-sale security, Independent News & Media PLC (“INM”), was in an unrealized loss position for an extended period of time.  As a result, the Company considered the guidance in ASC 320-10-S99 and reviewed the length of the time and the extent to which the market value was less than cost and the financial condition and near-term prospects of the issuer.  After this assessment, the Company concluded that the impairment was other than temporary and recorded a non-cash impairment charge $2.6 million and $4.8 million in “Loss on marketable securities” for the years ended 2012 and 2011, respectively, fully impairing this investment. No further impairments were recognized for the year ended 2013.

Interest Rate Swap

The Company previously entered into a $2.5 billion notional amount interest rate swap agreement to effectively convert a portion of its floating-rate debt to a fixed basis, thus reducing the impact of interest rate changes on future interest expense. The interest rate swap agreement matured on September 30, 2013. The swap was designated as a cash flow hedge with the effective portion of the gain or loss on the swap reported as a component of other comprehensive income (loss).  Ineffective portions of a cash flow hedging derivative’s change in fair value are recognized currently in earnings.  In accordance with ASC 815-20-35-9, as the critical terms of the swap and the floating-rate debt being hedged were the same at inception and remained the same during the current period, no ineffectiveness was recorded in earnings for the year ended December 31, 2013.

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

The fair value of the Company’s $2.5 billion notional amount interest rate swap designated as a hedging instrument and recorded in “Other current liabilities” was $76.9 million at December 31, 2012.  There was no liability at December 31, 2013 because the swap matured on September 30, 2013.

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table details the beginning and ending accumulated other comprehensive loss and the current period activity related to the interest rate swap agreement:

(In thousands)	Accumulated other
comprehensive loss
Balance at December 31, 2011	$100,292
Other comprehensive income	52,112
Balance at December 31, 2012	48,180
Other comprehensive income	48,180
Balance at December 31, 2013	$-

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company accounts for its rentals that include renewal options, annual rent escalation clauses, minimum franchise payments and maintenance related to displays under the guidance in ASC 840.

The Company considers its non-cancelable contracts that enable it to display advertising on buses, bus shelters, trains, etc. to be leases in accordance with the guidance in ASC 840-10.  These contracts may contain minimum annual franchise payments which generally escalate each year.  The Company accounts for these minimum franchise payments on a straight-line basis.  If the rental increases are not scheduled in the lease, such as an increase based on subsequent changes in the index or rate, those rents are considered contingent rentals and are recorded as expense when accruable.  Other contracts may contain a variable rent component based on revenue.  The Company accounts for these variable components as contingent rentals and records these payments as expense when accruable.  No single contract or lease is material to the Company’s operations.

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

Certain acquisition agreements include deferred consideration payments based on performance requirements by the seller typically involving the completion of a development or obtaining appropriate permits that enable the Company to construct additional advertising displays.  At December 31, 2013, the Company believes its maximum aggregate contingency, which is subject to performance requirements by the seller, is approximately $30.0 million.  As the contingencies have not been met or resolved as of December 31, 2013, these amounts are not recorded.

As of December 31, 2013, the Company's future minimum rental commitments under non-cancelable operating lease agreements with terms in excess of one year, minimum payments under non-cancelable contracts in excess of one year, capital expenditure commitments and employment/talent contracts consist of the following:

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands)			Capital
	Non-Cancelable	Non-Cancelable	Expenditure	Employment/Talent
	Operating Leases	Contracts	Commitments	Contracts
2014	$401,390	$533,454	$44,224	$84,009
2015	377,981	422,395	27,007	76,770
2016	309,239	341,684	14,382	72,223
2017	266,063	200,411	2,454	30,618
2018	226,722	987	152	11,000
Thereafter	1,344,727	539,324	23,532	-
Total	$2,926,122	$2,038,255	$111,751	$274,620

Rent expense charged to operations for the years ended December 31, 2013, 2012 and 2011 was $1.16 billion, $1.14 billion and $1.16 billion, respectively.

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

Stockholder Litigation

Two derivative lawsuits were filed in March 2012 in Delaware Chancery Court by stockholders of CCOH, an indirect non-wholly owned subsidiary of the Company. The consolidated lawsuits were captioned In re Clear Channel Outdoor Holdings, Inc. Derivative Litigation, Consolidated Case No. 7315-CS. The complaints named as defendants certain of the Company’s and CCOH’s current and former directors and the Company, as well as Bain Capital and THL. CCOH also was named as a nominal defendant. The complaints alleged, among other things, that in December 2009 the Company breached fiduciary duties to CCOH and its stockholders by allegedly requiring CCOH to agree to amend the terms of a revolving promissory note payable by the Company to CCOH (the “Note”) to extend the maturity date of the Note and to amend the interest rate payable on the Note. According to the complaints, the terms of the amended Note were unfair to CCOH because, among other things, the interest rate was below market. The complaints further alleged that the Company was unjustly enriched as a result of that transaction. The complaints also alleged that the director defendants breached fiduciary duties to CCOH in connection with that transaction and that the transaction constituted corporate waste. On March 28, 2013, to avoid the costs, disruption and distraction of further litigation, and without admitting the validity of any allegations made in the complaint, legal counsel for the defendants entered into a binding memorandum of understanding (the “MOU”) with legal counsel for a special litigation committee consisting of certain independent directors of CCOH and the plaintiffs to settle the litigation. On July 8, 2013, the parties executed a Stipulation of Settlement, on terms consistent with the MOU, and presented the Stipulation of Settlement to the Delaware Chancery Court for approval. The Company and CCOH filed the Stipulation of Settlement with the SEC as an exhibit to their respective Current Reports on Form 8-K filed on July 9, 2013. On September 9, 2013, the Delaware Chancery Court approved the settlement and, on October 9, 2013, the right to appeal expired. On October 19, 2013, in accordance with the terms of the settlement, CCOH’s board of directors (i) notified the Company of its intent to make a demand for repayment of $200 million outstanding under the Note on November 8, 2013, (ii) declared a dividend of $200 million, which was conditioned upon the Company satisfying such demand, and (iii) established a committee of the board of directors for the specific purpose of monitoring the Note. On October 23, 2013, the Company and CCOH amended the Note in accordance with the

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

terms of the settlement. The Company and CCOH announced CCOH’s intent to make a demand for repayment of $200 million outstanding under the Note and CCOH’s declaration of the dividend in their respective Current Reports on Form 8-K filed on October 21, 2013, filed a copy of the amendment to the Note as an exhibit to their respective Current Reports on Form 8-K filed on October 23, 2013 and announced the demand and dividend payment in their respective Current Reports on Form 8-K filed on November 8, 2013.

Los Angeles Litigation

In 2008, Summit Media, LLC, one of the Company’s competitors, sued the City of Los Angeles (the “City”), Clear Channel Outdoor, Inc. and CBS Outdoor in Los Angeles Superior Court (Case No. BS116611) challenging the validity of a settlement agreement that had been entered into in November 2006 among the parties. Pursuant to the settlement agreement, Clear Channel Outdoor, Inc. had taken down existing billboards and converted 83 existing signs from static displays to digital displays pursuant to modernization permits issued through an administrative process of the City. The Los Angeles Superior Court ruled in January 2010 that the settlement agreement constituted an ultra vires act of the City and nullified its existence, but did not invalidate the modernization permits issued to Clear Channel Outdoor, Inc. and CBS. All parties appealed the ruling by the Los Angeles Superior Court to Court of Appeal for the State of California, Second Appellate District, Division 8. On December 10, 2012, the Court of Appeal issued an order upholding the Superior Court’s finding that the settlement agreement was ultra vires and remanding the case to the Superior Court for the purpose of invalidating the modernization permits issued to Clear Channel Outdoor, Inc. and CBS for the digital displays that were the subject of the settlement agreement. On January 22, 2013, Clear Channel Outdoor, Inc. filed a petition with the California Supreme Court requesting its review of the matter, and the Supreme Court denied that petition on February 27, 2013. On April 12, 2013, the Los Angeles Superior Court invalidated 82 digital modernization permits issued to Clear Channel Outdoor, Inc. (77 of which displays were operating at the time of the ruling) and 13 issued to CBS and ordered that the companies turn off the electrical power to affected digital displays by the close of business on April 15, 2013. Clear Channel Outdoor, Inc. has complied with the order. On April 16, 2013, the Court conducted further proceedings during which it held that it was not invalidating two additional digital modernization permits that Clear Channel Outdoor, Inc. had secured through a special zoning plan and confirmed that its April 12 order invalidated only digital modernization permits – no other types of permits the companies may have secured for the signs at issue. Summit Media, LLC filed a further motion requesting that the Court order the demolition of the 82 sign structures on which the now-invalidated digital signs operated, as well as the invalidation of several other permits for traditional signs allegedly issued under the settlement agreement. At a hearing held on November 22, 2013, the Court denied Summit Media, LLC’s demolition motion by allowing the 82 sign structures and their LED faces to remain intact, thus allowing Clear Channel Outdoor, Inc. to seek permits under the existing City sign code to either wrap the LED faces with vinyl or convert the LED faces to traditional static signs. The Court further confirmed the invalidation of all permits issued under the settlement agreement. In anticipation of this order, Clear Channel Outdoor, Inc. had removed six static billboard facings solely permitted under the settlement agreement. At a hearing held on January 21, 2014, the Court denied Summit Media, LLC’s motion for attorney’s fees on the basis that Summit Media, LLC had a substantial financial interest in the outcome of the litigation and, therefore, was not entitled to fees under California’s private attorney general statute.

NOTE 8 – GUARANTEES

As of December 31, 2013, the Company had outstanding surety bonds and commercial standby letters of credit of $49.1 million and $118.9 million, respectively, of which $33.0 million of letters of credit were cash secured.  Letters of credit in the amount of $2.0 million are collateral in support of surety bonds and these amounts would only be drawn under the letters of credit in the event a claim is filed against the associated surety bonds were funded and the Company does not honor its reimbursement obligation to the Surety. These letters of credit and surety bonds relate to various operational matters including insurance, bid, concession and performance bonds as well as other items.

As of December 31, 2013, the Company had outstanding bank guarantees of $57.4 million. Bank guarantees in the amount of $13.3 million are backed by cash collateral.

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 – INCOME TAXES

Significant components of the provision for income tax benefit (expense) are as follows:

(In thousands)	Years Ended December 31,
	2013	2012	2011
Current - Federal	$10,586	$61,655	$18,608
Current - foreign	(48,466)	(48,579)	(51,293)
Current - state	1,527	(9,408)	14,719
Total current benefit (expense)	(36,353)	3,668	(17,966)

Deferred - Federal	126,905	261,014	126,078
Deferred - foreign	8,932	27,970	13,708
Deferred - state	22,333	15,627	4,158
Total deferred benefit	158,170	304,611	143,944
Income tax benefit	$121,817	$308,279	$125,978

Current tax expense of $36.4 million was recorded for 2013 as compared to a current tax benefit of $3.7 million for 2012.  The change in current tax was primarily due to the Company’s settlement of U.S. federal and foreign tax examinations during 2012.  Pursuant to the settlements, the Company recorded a reduction to current income tax expense of approximately $67.3 million during 2012 as compared with reductions to current income tax expense of $30.4 million during 2013, to reflect the net current tax benefits of the settlements.

Current tax benefit of $3.7 million was recorded for 2012 as compared to a current tax expense of $18.0 million for 2011 primarily due to the Company’s settlement of U.S. federal and foreign tax examinations during 2012 mentioned above.

Deferred tax benefit of $158.2 million for 2013 primarily relates to cancellation of debt income recognized during the year as a result of certain debt restructuring transactions, and is lower when compared with the deferred tax benefit of $304.6 million for 2012. The decrease in deferred tax benefit in 2013 is primarily due to the valuation allowance of $143.5 million recorded against a portion of the Company’s federal and state net operating losses.

Deferred tax benefit of $304.6 million for 2012 primarily relates to federal and state net operating loss carryforwards, and is higher when compared with the deferred tax benefit of $143.9 million for 2011. The increase in deferred tax benefit in 2012 is primarily due to additional loss before income taxes in 2012 compared to 2011.

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Significant components of the Company's deferred tax liabilities and assets as of December 31, 2013 and 2012 are as follows (1):

(In thousands)	2013	2012
Deferred tax liabilities:
Intangibles and fixed assets	$2,402,168	$2,451,874
Long-term debt	183,615	381,712
Investments in nonconsolidated affiliates	-	49,654
Unrealized loss in marketable securities	-	10,058
Other investments	6,759	5,832
Other	6,655	5,480
Total deferred tax liabilities	2,599,197	2,904,610

Deferred tax assets:
Accrued expenses	106,651	85,132
Investments in nonconsolidated affiliates	1,824	-
Net operating loss carryforwards	1,287,239	1,278,894
Bad debt reserves	9,726	12,633
Other	35,527	41,011
Total gross deferred tax assets	1,440,967	1,417,670
Less: Valuation allowance	327,623	183,686
Total deferred tax assets	1,113,344	1,233,984
Net deferred tax liabilities	$1,485,853	$1,670,626

(1)        For comparability, the presentation of the balances at December 31, 2012 were adjusted to align to current year presentation of gross foreign deferred taxes and associated valuation allowances on our foreign subsidiaries.

Included in the Company’s net deferred tax liabilities are $52.0 million and $19.2 million of current net deferred tax assets for 2013 and 2012, respectively.  The Company presents these assets in “Other current assets” on its consolidated balance sheets.  The remaining $1.5 billion and $1.7 billion of net deferred tax liabilities for 2013 and 2012, respectively, are presented in “Deferred tax liabilities” on the consolidated balance sheets.

The Company’s net foreign deferred tax liabilities were $19.8 million and $30.3 million for the periods ended December 31, 2013 and December 31, 2012, respectively.

The deferred tax liability related to intangibles and fixed assets primarily relates to the difference in book and tax basis of acquired FCC licenses, billboard permits and tax deductible goodwill created from the Company’s various stock acquisitions.  In accordance with ASC 350-10, Intangibles—Goodwill and Other, the Company does not amortize FCC licenses and billboard permits.  As a result, this deferred tax liability will not reverse over time unless the Company recognizes future impairment charges related to its FCC licenses, permits and tax deductible goodwill or sells its FCC licenses or permits.  As the Company continues to amortize its tax basis in its FCC licenses, permits and tax deductible goodwill, the deferred tax liability will increase over time.

At December 31, 2013, the Company had recorded net operating loss carryforwards (tax effected) for federal and state income tax purposes of approximately $1.1 billion, expiring in various amounts through 2033.  The Company expects to realize the benefits of the majority of its deferred tax assets attributable to federal and state net operating losses based upon its expectations as to future taxable income from deferred tax liabilities that reverse in the relevant federal and state jurisdictions and carryforward periods.  The Company has recorded a partial valuation allowance of $143.5 million against these deferred tax assets during 2013 as the reversing deferred tax liabilities that can be used as a source of future taxable income to realize the deferred tax assets was exceeded by the additional federal and state net operating losses generated in the period ended December 31, 2013.  In addition, the Company had recorded deferred tax assets for foreign net operating loss carryforwards (tax effected) of approximately $170.8 million as offset in part by an associated valuation allowance of $156.8 million. Additional deferred tax valuation allowance of $23.5 million offsets other foreign deferred tax assets that are not expected to be realized.  Realization of these foreign deferred tax assets is dependent upon the Company’s ability to generate future taxable income in appropriate tax jurisdictions to obtain benefits.  Due to the Company’s evaluation of negative factors

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

including particular negative evidence of cumulative losses in these jurisdictions, the Company continues to record valuation allowances on the foreign deferred tax assets that are not expected to be realized.   For its remaining gross deferred tax assets, the Company is relying on its assessment of deferred tax liabilities that will reverse in the same carryforward period and jurisdiction and are of the same character as the net operating loss carryforwards and temporary differences that give rise to the deferred tax assets.  Any deferred tax liabilities associated with acquired FCC licenses, billboard permits and tax-deductible goodwill intangible assets are not relied upon as these intangible assets have an indefinite life.

At December 31, 2013, net deferred tax liabilities include a deferred tax asset of $27.1 million relating to stock-based compensation expense under ASC 718-10, Compensation—Stock Compensation.  Full realization of this deferred tax asset requires stock options to be exercised at a price equaling or exceeding the sum of the grant price plus the fair value of the option at the grant date and restricted stock to vest at a price equaling or exceeding the fair market value at the grant date.  Accordingly, there can be no assurance that the stock price of the Company’s common stock will rise to levels sufficient to realize the entire deferred tax benefit currently reflected in its balance sheet.

The reconciliation of income tax computed at the U.S. Federal statutory tax rates to income tax benefit is:

	Years Ended December 31,
(In thousands)	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax benefit at
statutory rates	$246,867	35%	$251,814	35%	$137,903	35%
State income taxes, net of
federal tax effect	32,768	4%	6,218	1%	18,877	5%
Foreign income taxes	(22,640)	(3%)	8,782	2%	(4,683)	(1%)
Nondeductible items	(4,870)	(1%)	(4,617)	(1%)	(3,154)	(1%)
Changes in valuation allowance
and other estimates	(135,161)	(19%)	50,697	7%	(15,816)	(4%)
Other, net	4,853	1%	(4,615)	(1%)	(7,149)	(2%)
Income tax benefit	$121,817	17%	$308,279	43%	$125,978	32%

A tax benefit was recorded for the year ended December 31, 2013 of 17%.  The effective tax rate for 2013 was impacted by the $143.5 million valuation allowance recorded during the period as additional deferred tax expense.  The valuation allowance was recorded against a portion of the federal and state net operating losses due to the uncertainty of the ability to utilize those losses in future periods.  This expense was partially offset by $20.2 million in net tax benefits recorded during the period due to the settlement of certain U.S. federal and state tax examinations during the year.  Foreign income before income taxes was approximately $48.3 million for 2013.

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

A tax benefit was recorded for the year ended December 31, 2011 of 32%.  The effective tax rate for 2011 was impacted by the Company’s settlement of U.S. federal and state tax examinations during the year. Pursuant to the settlements, the Company recorded a reduction to income tax expense of approximately $16.3 to reflect the net tax benefits of the settlements. This benefit was partially offset by additional tax recorded during 2011 related to the write-off of deferred tax assets associated with the vesting of certain equity awards and the inability to benefit from certain tax loss carryforwards in foreign jurisdictions.  Foreign income before income taxes was approximately $94.0 million for 2011.

The Company continues to record interest and penalties related to unrecognized tax benefits in current income tax expense.  The total amount of interest accrued at December 31, 2013 and 2012 was $49.4 million and $50.5 million, respectively.  The total amount of unrecognized tax benefits and accrued interest and penalties at December 31, 2013 and 2012 was $178.8 million and $188.9 million,

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

respectively, of which $131.0 million and $158.3 million is included in “Other long-term liabilities”, and $11.6 million and $0.5 million is included in “Accrued Expenses” on the Company’s consolidated balance sheets, respectively.  In addition, $36.1 million of unrecognized tax benefits are recorded net with the Company’s deferred tax assets for its net operating losses as opposed to being recorded in “Other long-term liabilities” at December 31, 2013.  The total amount of unrecognized tax benefits at December 31, 2013 and 2012 that, if recognized, would impact the effective income tax rate is $100.1 million and $107.0 million, respectively.

(In thousands)	Years Ended December 31,
Unrecognized Tax Benefits	2013	2012
Balance at beginning of period	$138,437	$175,782
Increases for tax position taken in the current year	12,004	10,575
Increases for tax positions taken in previous years	13,163	14,774
Decreases for tax position taken in previous years	(21,928)	(55,113)
Decreases due to settlements with tax authorities	(1,113)	(7,581)
Decreases due to lapse of statute of limitations	(11,188)	-
Balance at end of period	$129,375	$138,437

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions.  During 2013, the Company effectively settled certain U.S. federal and state examinations and as a result reversed liabilities that had been recorded for the uncertain tax positions in those periods.  During 2012, the Company effectively settled certain Federal and foreign examinations and as a result reversed liabilities that had been recorded for the uncertain tax positions in those periods.  Additionally, during 2012, the Company settled an examination in the United Kingdom and, as a result of the settlement, paid approximately $7.2 million in tax and interest.  All federal income tax matters through 2008 are closed and the IRS is currently auditing the Company’s 2009 and 2010 periods.  Substantially all material state, local, and foreign income tax matters have been concluded for years through 2005.

NOTE 10 – SHAREHOLDER’S INTEREST

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity.  The following table shows the changes in shareholder’s deficit attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2013	$(8,299,188)	$303,997	$(7,995,191)
Net income (loss)	(606,883)	23,366	(583,517)
Dividends and other payments to noncontrolling interests	-	(91,887)	(91,887)
Foreign currency translation adjustments	(29,755)	(3,246)	(33,001)
Unrealized holding gain on marketable securities	16,439	137	16,576
Unrealized holding gain on cash flow derivatives	48,180	-	48,180
Other adjustments to comprehensive loss	5,932	800	6,732
Other, net	6,694	12,531	19,225
Reclassifications	(83,585)	(167)	(83,752)
Balances at December 31, 2013	$(8,942,166)	$245,531	$(8,696,635)

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2012	$(7,993,736)	$521,794	$(7,471,942)
Net income (loss)	(424,479)	13,289	(411,190)
Dividends and other payments to noncontrolling interests	-	(251,666)	(251,666)
Foreign currency translation adjustments	34,433	5,809	40,242
Unrealized holding gain (loss) on marketable securities	23,396	(293)	23,103
Unrealized holding gain on cash flow derivatives	52,112	-	52,112
Other adjustments to comprehensive loss	1,006	129	1,135
Other, net	6,268	14,702	20,970
Reclassifications	1,812	233	2,045
Balances at December 31, 2012	$(8,299,188)	$303,997	$(7,995,191)

Dividends

The Company has not paid cash dividends on the shares of its common stock since the merger in 2008 and its ability to pay dividends is subject to restrictions should it seek to do so in the future. The Companay’s debt financing arrangements include restrictions on its ability to pay dividends.

Share-Based Compensation

Stock Options

The Company does not have any compensation plans under which it grants stock awards to employees. Prior to the merger, the Company granted options to purchase its common stock to its employees and directors and its affiliates under its various equity incentive plans typically at no less than the fair value of the underlying stock on the date of grant. These options were granted for a term not exceeding ten years and were forfeited, except in certain circumstances, in the event the employee or director terminated his or her employment or relationship with the Company or one of its affiliates. Prior to acceleration, if any, in connection with the merger, these options vested over a period of up to five years. All equity incentive plans contained anti-dilutive provisions that permitted an adjustment of the number of shares of the Company’s common stock represented by each option for any change in capitalization.

CCMH has granted options to purchase its shares of Class A common stock to certain key executives under its equity incentive plan at no less than the fair value of the underlying stock on the date of grant.  These options are granted for a term not to exceed ten years and are forfeited, except in certain circumstances, in the event the executive terminates his or her employment or relationship with CCMH or one of its affiliates.  Approximately three-fourths of the options outstanding at December 31, 2013 vest based solely on continued service over a period of up to five years with the remainder becoming eligible to vest over a period of up to five years if certain predetermined performance targets are met.  The equity incentive plan contains antidilutive provisions that permit an adjustment of the number of shares of CCMH’s common stock represented by each option for any change in capitalization.

The Company accounts for its share-based payments using the fair value recognition provisions of ASC 718-10.  The fair value of the portion of options that vest based on continued service is estimated on the grant date using a Black-Scholes option-pricing model and the fair value of the remaining options which contain vesting provisions subject to service, market and performance conditions is estimated on the grant date using a Monte Carlo model.  Expected volatilities were based on historical volatility of peer companies’ stock, including CCMH, over the expected life of the options.  The expected life of the options granted represents the period of time that the options granted are expected to be outstanding.  The Company used historical data to estimate option exercises and employee terminations within the valuation model.  The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards.  The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods equal to the expected life of the option.  No options were granted during the year ended December 31, 2013. The following assumptions were used to calculate the fair value of the options granted during the years ended December 31, 2012 and 2011:

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Years Ended December 31,
	2013(1)	2012	2011
Expected volatility	N/A	71% – 77%	67%
Expected life in years	N/A	6.3 – 6.5	6.3 – 6.5
Risk-free interest rate	N/A	0.97% – 1.55%	1.22% – 2.37%
Dividend yield	N/A	0%	0%

(1) No options were granted in 2013

The following table presents a summary of CCMH's stock options outstanding at and stock option activity during the year ended December 31, 2013 (“Price” reflects the weighted average exercise price per share):

(In thousands, except per share data)	Options	Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2013	2,792	$30.82
Granted (1)	-	-
Exercised	-	-
Forfeited	(63)	10.00
Expired	(220)	10.63
Outstanding, December 31, 2013 (2)	2,509	33.11	5.5 years	-
Exercisable	1,423	32.03	4.9 years	-
Expected to Vest	1,062	35.08	6.2 years	-

(1)        The weighted average grant date fair value of options granted during the years ended December 31, 2012, and 2011 was $2.68 and $2.69 per share, respectively.  No options were granted during the year ended December 31, 2013.

(2)        Non-cash compensation expense has not been recorded with respect to 0.6 million shares as the vesting of these options is subject to performance conditions that have not yet been determined probable to meet.

A summary of CCMH’s unvested options and changes during the year ended December 31, 2013 is presented below:

(In thousands, except per share data)	Options	Weighted Average Grant Date Fair Value
Unvested, January 1, 2013	1,588	$11.38
Granted	-	-
Vested (1)	(439)	14.40
Forfeited	(63)	4.68
Unvested, December 31, 2013	1,086	10.74

(1)        The total fair value of the options vested during the years ended December 31, 2013, 2012 and 2011 was $6.3 million, $3.9 million and $3.8 million, respectively.

Restricted Stock Awards

Prior to the merger, the Company granted restricted stock awards to its employees and directors and its affiliates under its various equity incentive plans. These common shares held a legend which restricted their transferability for a term of up to five years and were

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

forfeited, except in certain circumstances, in the event the employee or director terminated his or her employment or relationship with the Company prior to the lapse of the restriction. Recipients of the restricted stock awards were entitled to all cash dividends as of the date the award was granted.

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

The following table presents a summary of CCMH's restricted stock outstanding and restricted stock activity as of and during the year ended December 31, 2013 (“Price” reflects the weighted average share price at the date of grant):

(In thousands, except per share data)	Awards	Price
Outstanding, January 1, 2013	2,607	$5.69
Granted	1,956	3.86
Vested (restriction lapsed)	(543)	16.44
Forfeited	(101)	2.95
Outstanding, December 31, 2013	3,919	3.35

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

	Years Ended December 31,
	2013	2012	2011
Expected volatility	55% – 56%	54% – 56%	57%
Expected life in years	6.3	6.3	6.3
Risk-free interest rate	1.05% – 2.19%	0.92% – 1.48%	1.26% – 2.75%
Dividend yield	0%	0%	0%

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents a summary of CCOH’s stock options outstanding at and stock option activity during the year ended December 31, 2013 (“Price” reflects the weighted average exercise price per share):

(In thousands, except per share data)	Options	Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2013	8,381	$9.22
Granted (1)	517	7.78
Exercised (2)	(1,088)	3.89
Forfeited	(226)	7.11
Expired	(675)	13.58
Outstanding, December 31, 2013	6,909	9.60	5.9 years	$15,545
Exercisable	4,264	10.90	4.7 years	$8,581
Expected to vest	2,514	7.49	7.9 years	$6,660

(1)        The weighted average grant date fair value of CCOH options granted during the years ended December 31, 2013, 2012 and 2011 was $4.10, $4.43 and $8.30 per share, respectively.

(2)        Cash received from option exercises during the years ended December 31, 2013, 2012 and 2011 was $4.2 million, $6.4 million and $1.4 million, respectively.  The total intrinsic value of the options exercised during the years ended December 31, 2013, 2012 and 2011 was $5.0 million, $7.9 million and $1.5 million, respectively.

A summary of CCOH’s unvested options at and changes during the year ended December 31, 2013 is presented below:

(In thousands, except per share data)	Options	Weighted Average Grant Date Fair Value
Unvested, January 1, 2013	3,833	$5.19
Granted	517	4.10
Vested (1)	(1,479)	4.80
Forfeited	(226)	5.21
Unvested, December 31, 2013	2,645	5.21

(1)        The total fair value of CCOH options vested during the years ended December 31, 2013, 2012 and 2011 was $7.1 million, $11.5 million and $8.2 million, respectively.

CCOH Restricted Stock Awards

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

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents a summary of CCOH’s restricted stock and restricted stock units outstanding at and activity during the year ended December 31, 2013 (“Price” reflects the weighted average share price at the date of grant):

(In thousands, except per share data)	Awards	Price
Outstanding, January 1, 2013	1,085	$6.26
Granted	1,105	7.51
Vested (restriction lapsed)	(15)	6.61
Forfeited	(283)	7.15
Outstanding, December 31, 2013	1,892	6.83

Share-Based Compensation Cost

The share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. Share-based compensation payments are recorded in corporate expenses and were $16.7 million, $28.5 million and $20.7 million, during the years ended December 31, 2013, 2012 and 2011, respectively.

The tax benefit related to the share-based compensation expense for the years ended December 31, 2013, 2012 and 2011 was $6.3 million, $10.8 million and $7.9 million, respectively.

As of December 31, 2013, there was $22.9 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately three years.  In addition, as of December 31, 2013, there was $19.6 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.

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

NOTE 11 – EMPLOYEE STOCK AND SAVINGS PLANS

The Company has various 401(k) savings and other plans for the purpose of providing retirement benefits for substantially all employees.  Under these plans, an employee can make pre-tax contributions and the Company will match a portion of such an employee’s contribution.  Employees vest in these matching contributions based upon their years of service to the Company.  Contributions of $26.6 million, $29.5 million and $27.8 million to these plans for the years ended December 31, 2013, 2012 and 2011, respectively, were expensed.

The Company offers a non-qualified deferred compensation plan for a select group of management or highly compensated employees, under which such employees were able to make an annual election to defer up to 50% of their annual salary and up to 80% of their bonus before taxes.  The Company suspended all salary and bonus deferrals and company matching contributions to the deferred compensation plan on January 1, 2010.  The Company accounts for the plan in accordance with the provisions of ASC 710-10.  Matching credits on amounts deferred may be made in the Company’s sole discretion and the Company retains ownership of all assets

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

until distributed.  Participants in the plan have the opportunity to allocate their deferrals and any matching credits among different investment options, the performance of which is used to determine the amounts to be paid to participants under the plan.  In accordance with the provisions of ASC 710-10, the assets and liabilities of the non-qualified deferred compensation plan are presented in “Other assets” and “Other long-term liabilities” in the accompanying consolidated balance sheets, respectively.  The asset and liability under the deferred compensation plan at December 31, 2013 was approximately $11.8 million recorded in “Other assets” and $11.8 million recorded in “Other long-term liabilities”, respectively.  The asset and liability under the deferred compensation plan at December 31, 2012 was approximately $10.6 million recorded in “Other assets” and $10.6 million recorded in “Other long-term liabilities”, respectively.

NOTE 12 — OTHER INFORMATION

The following table discloses the components of “Other income (expense)” for the years ended December 31, 2013, 2012 and 2011, respectively:

(In thousands)	Years Ended December 31,
	2013	2012	2011
Foreign exchange gain (loss)	$1,772	$(3,018)	$(234)
Debt modification expenses	(23,555)	-	-
Other	(197)	3,268	(2,935)
Total other income (expense), net	$(21,980)	$250	$(3,169)

The following table discloses the increase (decrease) in net deferred income tax liabilities related to each component of other comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011, respectively:

(In thousands)	Years Ended December 31,
	2013	2012	2011
Foreign currency translation adjustments and other	$(14,421)	$3,210	$(449)
Unrealized holding gain on marketable securities	(11,010)	15,324	2,667
Unrealized holding gain (loss) on cash flow derivatives	28,759	30,074	20,157
Total increase (decrease) in deferred tax liabilities	$3,328	$48,608	$22,375

The following table discloses the components of “Other current assets” as of December 31, 2013 and 2012, respectively:

(In thousands)	As of December 31,
	2013	2012
Inventory	$26,872	$23,110
Deferred tax asset	51,967	19,249
Deposits	5,126	4,223
Deferred loan costs	30,165	44,446
Other	47,027	43,907
Total other current assets	$161,157	$134,935

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table discloses the components of “Other assets” as of December 31, 2013 and 2012, respectively:

(In thousands)	As of December 31,
	2013	2012
Investments in, and advances to, nonconsolidated affiliates	$238,806	$370,912
Other investments	9,725	119,196
Notes receivable	302	363
Prepaid expenses	24,231	32,382
Deferred loan costs	143,763	157,726
Deposits	26,200	24,474
Prepaid rent	62,864	71,942
Other	15,721	28,942
Non-qualified plan assets	11,844	10,593
Total other assets	$533,456	$816,530

The following table discloses the components of “Other current liabilities” as of December 31, 2013 and 2012, respectively:

(In thousands)	As of December 31,
	2013	2012
Interest rate swap - current portion	$-	$76,939
Redeemable noncontrolling interest	-	60,950
Total other current liabilities	$-	$137,889

The following table discloses the components of “Other long-term liabilities” as of December 31, 2013 and 2012, respectively:

(In thousands)	As of December 31,
	2013	2012
Unrecognized tax benefits	$131,015	$158,321
Asset retirement obligation	59,125	56,047
Non-qualified plan liabilities	11,844	10,593
Deferred income	20,273	12,121
Deferred rent	120,092	106,394
Employee related liabilities	31,617	24,265
Other	92,080	82,776
Total other long-term liabilities	$466,046	$450,517

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table discloses the components of “Accumulated other comprehensive loss,” net of tax, as of December 31, 2013 and 2012, respectively:

(In thousands)	As of December 31,
	2013	2012
Cumulative currency translation adjustment	$(209,392)	$(178,372)
Cumulative unrealized gain on securities	1,101	66,982
Cumulative other adjustments	12,218	6,286
Cumulative unrealized loss on cash flow derivatives	-	(48,180)
Total accumulated other comprehensive loss	$(196,073)	$(153,284)

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

During the first quarter of 2012, the Company recast its segment reporting, as discussed in Note 1. The following table presents the Company’s reportable segment results for the years ended December 31, 2013, 2012 and 2011.

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands)	CCME	Americas Outdoor Advertising	International Outdoor Advertising	Other	Corporate and other reconciling items	Eliminations	Consolidated
Year Ended December 31, 2013
Revenue	$3,131,595	$1,290,452	$1,655,738	$227,864	$-	$(62,605)	$6,243,044
Direct operating expenses	931,976	566,669	1,028,059	25,271	-	(8,556)	2,543,419
Selling, general and administrative expenses	1,020,097	220,732	322,840	140,241	-	(54,049)	1,649,861
Depreciation and amortization	271,126	196,597	203,927	39,291	19,887	-	730,828
Impairment charges	-	-	-	-	16,970	-	16,970
Corporate expenses	-	-	-	-	324,182	-	324,182
Other operating income, net	-	-	-	-	22,998	-	22,998
Operating income (loss)	$908,396	$306,454	$100,912	$23,061	$(338,041)	$-	$1,000,782
Intersegment revenues	$-	$2,473	$-	$60,132	$-	$-	$62,605
Segment assets	$8,064,671	$3,693,308	$2,029,687	$534,363	$775,273	$-	$15,097,302
Capital expenditures	$75,742	$88,991	$108,548	$9,933	$41,312	$-	$324,526
Share-based compensation expense	$-	$-	$-	$-	$16,715	$-	$16,715
Year Ended December 31, 2012
Revenue	$3,084,780	$1,279,257	$1,667,687	$281,879	$-	$(66,719)	$6,246,884
Direct operating expenses	878,626	582,340	1,021,152	25,088	-	(12,965)	2,494,241
Selling, general and administrative expenses	993,116	211,245	363,417	152,394	-	(53,754)	1,666,418
Depreciation and amortization	271,399	192,023	205,258	45,568	15,037	-	729,285
Impairment charges	-	-	-	-	37,651	-	37,651
Corporate expenses	-	-	-	-	297,366	-	297,366
Other operating income, net	-	-	-	-	48,127	-	48,127
Operating income (loss)	$941,639	$293,649	$77,860	$58,829	$(301,927)	$-	$1,070,050
Intersegment revenues	$-	$1,175	$80	$65,464	$-	$-	$66,719
Segment assets	$8,201,798	$3,835,235	$2,256,309	$815,435	$1,183,936	$-	$16,292,713
Capital expenditures	$65,821	$117,647	$150,129	$17,438	$39,245	$-	$390,280
Share-based compensation expense	$-	$-	$-	$-	$28,540	$-	$28,540
Year Ended December 31, 2011
Revenue	$2,986,828	$1,252,725	$1,751,149	$234,542	$-	$(63,892)	$6,161,352
Direct operating expenses	857,622	566,313	1,064,562	27,807	-	(11,837)	2,504,467
Selling, general and administrative expenses	971,066	198,989	339,043	147,481	-	(52,055)	1,604,524
Depreciation and amortization	268,245	211,009	219,955	49,827	14,270	-	763,306
Impairment charges	-	-	-	-	7,614	-	7,614
Corporate expenses	-	-	-	-	239,399	-	239,399
Other operating income, net	-	-	-	-	12,682	-	12,682
Operating income (loss)	$889,895	$276,414	$127,589	$9,427	$(248,601)	$-	$1,054,724
Intersegment revenues	$-	$4,141	$-	$59,751	$-	$-	$63,892
Segment assets	$8,364,246	$3,886,098	$2,166,173	$809,212	$1,316,310	$-	$16,542,039
Capital expenditures	$50,198	$122,505	$166,044	$5,737	$19,490	$-	$363,974
Share-based compensation expense	$-	$-	$-	$-	$20,667	$-	$20,667

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Revenue of $1.7 billion, $1.7 billion and $1.8 billion derived from the Company’s foreign operations are included in the data above for the years ended December 31, 2013, 2012 and 2011, respectively.  Revenue of $4.5 billion, $4.5 billion and $4.3 billion derived from the Company’s U.S. operations are included in the data above for the years ended December 31, 2013, 2012 and 2011, respectively.

Identifiable long-lived assets of $760.5 million, $805.2 million and $797.7 million derived from the Company’s foreign operations are included in the data above for the years ended December 31, 2013, 2012 and 2011, respectively. Identifiable long-lived assets of $2.1 billion, $2.2 billion and $2.3 billion derived from the Company’s U.S. operations are included in the data above for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 14 — QUARTERLY RESULTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended September 30,		Three Months Ended December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
Revenue	$1,343,058	$1,360,723	$1,618,097	$1,602,494	$1,587,522	$1,587,331	$1,694,367	$1,696,336
Operating expenses:
Direct operating expenses	594,817	608,571	630,357	602,803	646,113	633,770	672,132	649,097
Selling, general and administrative expenses	403,363	426,083	411,341	401,479	411,354	407,501	423,803	431,355
Corporate expenses	83,763	72,606	77,557	72,094	92,204	73,921	70,658	78,745
Depreciation and amortization	182,182	175,366	179,734	181,839	177,330	182,350	191,582	189,730
Impairment charges	-	-	-	-	-	-	16,970	37,651
Other operating income, net	2,395	3,124	1,113	1,917	6,186	42,118	13,304	968
Operating income	81,328	81,221	320,221	346,196	266,707	331,907	332,526	310,726
Interest expense	385,525	374,016	407,508	385,867	438,404	388,210	418,014	400,930
Gain (loss) on marketable securities	-	-	130,898	-	31	-	(50)	(4,580)
Equity in earnings (loss) of nonconsolidated affiliates	3,641	3,555	5,971	4,696	3,983	3,663	(91,291)	6,643
Loss on extinguishment of debt	(3,888)	(15,167)	-	-	-	-	(83,980)	(239,556)
Other income (expense), net	(1,000)	(1,106)	(18,098)	(1,397)	1,709	824	(4,591)	1,929
Income (loss) before income taxes	(305,444)	(305,513)	31,484	(36,372)	(165,974)	(51,816)	(265,400)	(325,768)
Income tax benefit (expense)	96,325	157,398	(11,477)	8,663	73,802	13,232	(36,833)	128,986
Consolidated net income (loss)	(209,119)	(148,115)	20,007	(27,709)	(92,172)	(38,584)	(302,233)	(196,782)
Less amount attributable to noncontrolling interest	(6,116)	(4,486)	12,805	11,316	9,683	11,977	6,994	(5,518)
Net income (loss) attributable to the Company	$(203,003)	$(143,629)	$7,202	$(39,025)	$(101,855)	$(50,561)	$(309,227)	$(191,264)

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Company is a party to a management agreement with certain affiliates of Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018.  These agreements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses.  For the years ended December 31, 2013, 2012 and 2011, the Company recognized management fees and reimbursable expenses of $15.8 million, $15.9 million and $15.7 million, respectively.

Stock Purchases

On August 9, 2010, the Company announced that its board of directors approved a stock purchase program under which the Company or its subsidiaries may purchase up to an aggregate of $100.0 million of the Class A common stock of CCMH and/or the Class A common stock of CCOH. The stock purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at the Company’s discretion. During 2011, CC Finco purchased 1,553,971 shares of CCOH’s Class A common stock through open market purchases for approximately $16.4 million.  During 2012, CC Finco purchased 111,291 shares of CCMH’s Class A common stock for $692,887.  There were no stock purchases during 2013.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.

As of December 31, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework).  Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2013, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2013.  The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2013, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder Clear Channel Communications, Inc.

We have audited Clear Channel Communications, Inc. and subsidiaries’ (the Company)  internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive loss, changes in shareholder’s deficit and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

February 20, 2014

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

Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.

ITEM 14.  Principal Accounting Fees and Services

Fees are incurred by CCMH for the audit services for us, CCMH and Clear Channel Capital I, LLC and are not allocated between the three companies.  The following fees for services provided by Ernst & Young LLP were incurred by CCMH with respect to the years ended December 31, 2013 and 2012:

	Year Ended December 31,
(In thousands)	2013	2012
Audit fees (a)…………………………………………………...	$6,577	$5,448
Audit-related fees (b)…………………………………………...	21	9
Tax fees (c)……………………………………………………..	441	929
All other fees (d)………………………………………………..	85	44
Total fees for services…………………………………..	$7,124	$6,430

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

(c)     Tax fees include professional services rendered for tax compliance and tax planning advice provided domestically and internationally, except those provided in connection with the audit or quarterly reviews.  Of the $440,804 in tax fees with respect to 2013 and the $929,056 in tax fees with respect to 2012, $72,892 and $153,672, respectively, was related to tax compliance services.

(d)     All other fees include fees for products and services other than those in the above three categories.  This category includes permitted corporate finance services and certain advisory services.

Our Audit Committee and the Audit Committees of CCMH and Clear Channel Capital I, LLC have jointly considered whether Ernst & Young LLP’s provision of non-audit services is compatible with maintaining Ernst & Young LLP’s independence.

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

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a)1.  Financial Statements.

The following consolidated financial statements are included in Item 8:

Consolidated Balance Sheets as of December 31, 2013 and 2012.

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Changes in Shareholder’s Deficit for the Years Ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011.

Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedule.

The following financial statement schedule for the years ended December 31, 2013, 2012 and 2011 and related report of independent auditors is filed as part of this report and should be read in conjunction with the consolidated financial statements.

Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

(In thousands)		Charges
	Balance at	to Costs,	Write-off		Balance
	Beginning	Expenses	of Accounts		at End of
Description	of period	and other	Receivable	Other (1)	Period

Year ended December 31, 2011	$74,660	$13,723	$27,345	$2,060	$63,098
Year ended December 31, 2012	$63,098	$11,715	$14,082	$(4,814)	$55,917
Year ended December 31, 2013	$55,917	$20,242	$28,492	$734	$48,401

(1)        Primarily foreign currency adjustments and acquisition and/or divestiture activity.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Deferred Tax Asset Valuation Allowance

(In thousands)		Charges
	Balance at	to Costs,			Balance
	Beginning	Expenses			at end of
Description	of Period	and other (1)	Reversal (2)	Adjustments (3)	Period
Year ended December 31, 2011	$193,259	$8,548	$(5,235)	$(3,520)	$193,052
Year ended December 31, 2012	$193,052	$14,309	$(21,727)	$(1,948)	$183,686
Year ended December 31, 2013	$183,686	$149,107	$(5)	$(5,165)	$327,623

(1)        During 2011, 2012 and 2013, , the Company recorded valuation allowances on deferred tax assets attributable to net operating losses in certain foreign jurisdictions.  In addition, during 2013 the Company recorded a valuation allowance of $143.5 million on a portion of its deferred tax assets attributable to federal and state net operating loss carryforwards due to the uncertainty of the ability to utilize those losses in future periods.

(2)        During 2011, 2012 and 2013, the Company realized the tax benefits associated with certain foreign deferred tax assets, primarily related to foreign loss carryforwards, on which a valuation allowance was previously recorded.  The associated valuation allowance was reversed in the period in which, based on the weight of available evidence, it is more-likely-than-not that the deferred tax asset will be realized.

(1)        During 2011, 2012 and 2013, the Company adjusted certain valuation allowances as a result of changes in tax rates in certain jurisdictions and as a result of the expiration of carryforward periods for net operating loss carryforwards.

(a)3. Exhibits.

Exhibit Number	Description
3.1

Restated Articles of Incorporation, as amended, of Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 3.1.1 to the Clear Channel Communications, Inc. Registration Statement on Form S-4 (File No. 333-158279) filed on March 30, 2009).

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

4.2

Third Supplemental Indenture dated June 16, 1998 to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.2 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on August 28, 1998).

4.3

Fourteenth Supplemental Indenture dated May 21, 2003, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 99.3 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on May 22, 2003).

4.4

Seventeenth Supplemental Indenture dated September 20, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on September 21, 2004).

4.5

Nineteenth Supplemental Indenture dated December 16, 2004, to Senior Indenture dated October 1, 1997, by and between Clear Channel Communications, Inc. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on December 17, 2004).

4.6

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

4.7

Supplemental Indenture, dated July 30, 2008, by and among Clear Channel Capital I, LLC, certain subsidiaries of Clear Channel Communications, Inc. party thereto and Law Debenture Trust Company of New York (Incorporated by reference to Exhibit 10.17 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on July 30, 2008).

4.8

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

4.10

Supplemental Indenture, dated as of June 14, 2011, among Clear Channel Communications, Inc. and Wilmington Trust FSB, as Trustee (Incorporated by reference to Exhibit 4.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on June 14, 2011).

4.11

Indenture, dated as of October 25, 2012, among Clear Channel Communications, Inc., Clear Channel Capital I, LLC, as guarantor, the other guarantors party thereto, U.S. Bank National Association, as trustee, and Deutsche Bank Trust Company Americas, as collateral agent (Incorporated by reference to Exhibit 4.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on October 25, 2012).

4.12

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

4.13

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

4.14

Supplemental Indenture, dated as of December 16, 2013, by and among Clear Channel Communications, Inc., Clear Channel Capital I, LLC, as guarantor, the other guarantors party thereto, Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (Incorporated by reference to Exhibit 4.26 to Amendment No. 2 to the Clear Channel Communications, Inc. Registration Statement on Form S-4 (File No. 333-192614) filed on December 24, 2013).

4.15

Supplemental Indenture, dated as of December 24, 2013, by and among Clear Channel Communications, Inc., Clear Channel Capital I, LLC, as guarantor, the other guarantors party thereto, Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (Incorporated by reference to Exhibit 4.28 to Amendment No. 2 to the Clear Channel Communications, Inc. Registration Statement on Form S-4 (File No. 333-192614) filed on December 24, 2013).

4.16

Indenture with respect to 7.625% Series A Senior Subordinated Notes due 2020, dated as of March 15, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on March 16, 2012).

4.17

Indenture with respect to 7.625% Series B Senior Subordinated Notes due 2020, dated as of March 15, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on March 16, 2012).

4.18

Indenture with respect to 6.50% Series A Senior Notes due 2022, dated as of November 19, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on November 19, 2012).

4.19

Indenture with respect to 6.50% Series B Senior Notes due 2022, dated as of November 19, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on November 19, 2012).

10.1

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

10.2

Amendment No. 1 to Amended and Restated Credit Agreement, dated as of October 25, 2012, by and among Clear Channel Communications, Inc., Clear Channel Capital I, LLC, the subsidiary co-borrowers party thereto, the foreign subsidiary revolving borrowers thereto, Citibank, N.A. as Administrative Agent, the lenders from time to time party thereto and the other agents party thereto (Incorporated by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on October 25, 2012).

10.3

Collateral Sharing Agreement, dated as of October 25, 2012, by and among Citibank N.A. as Administrative Agent, U.S. Bank National Association, as trustee, and Deutsche Bank Trust Company Americas, as collateral agent (Incorporated by reference to Exhibit 10.2 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on October 25, 2012).

10.4

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

10.5

Amendment No. 3 to Amended and Restated Credit Agreement, dated as of December 18, 2013, by and among Clear Channel Communications, Inc., Clear Channel Capital I, LLC, the subsidiary co-borrowers party thereto, the foreign subsidiary revolving borrowers thereto, Citibank, N.A., as Administrative Agent, the lenders from time to time party thereto and the other agents party thereto (Incorporated by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on December 18, 2013).

10.6

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

10.8

First Amendment, dated as of December 23, 2009, to the Revolving Promissory Note, dated as of November 10, 2005, by Clear Channel Communications, Inc., as Maker, to Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.41 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.9

Second Amendment, dated as of October 23, 2013, to the Revolving Promissory Note, dated as of November 10, 2005, by Clear Channel Communications, Inc., as Maker, to Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on October 23, 2013).

10.10

Revolving Promissory Note dated November 10, 2005 payable by Clear Channel Outdoor Holdings, Inc. to Clear Channel Communications, Inc. in the original principal amount of $1,000,000,000 (Incorporated by reference to Exhibit 10.7 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.11

First Amendment, dated as of December 23, 2009, to the Revolving Promissory Note, dated as of November 10, 2005, by Clear Channel Outdoor Holdings, Inc., as Maker, to Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.42 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

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

10.14

Amended and Restated Voting Agreement dated as of May 13, 2008 by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, CC Media Holdings, Inc., Highfields Capital I LP, Highfields Capital II LP, Highfields Capital III LP and Highfields Capital Management LP (Incorporated by reference to Annex E to the CC Media Holdings, Inc. Registration Statement on Form S-4 (File No. 333-151345) filed on June 2, 2008).

10.15

Voting Agreement dated as of May 13, 2008 by and among BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, CC Media Holdings, Inc., Abrams Capital Partners I, LP, Abrams Capital Partners II, LP, Whitecrest Partners, LP, Abrams Capital International, Ltd. and Riva Capital Partners, LP (Incorporated by reference to Annex F to the CC Media Holdings, Inc. Registration Statement on Form S-4 (File No. 333-151345) filed on June 2, 2008).

10.16§

Stockholders Agreement, dated as of July 29, 2008, by and among CC Media Holdings, Inc., BT Triple Crown Merger Co., Inc., Clear Channel Capital IV, LLC, Clear Channel Capital V, L.P., L. Lowry Mays, Randall T. Mays, Mark P. Mays, LLM Partners, Ltd., MPM Partners, Ltd. and RTM Partners, Ltd. (Incorporated by reference to Exhibit 10.2 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.17§

Side Letter Agreement, dated as of July 29, 2008, among CC Media Holdings, Inc., Clear Channel Capital IV, LLC, Clear Channel Capital V, L.P., L. Lowry Mays, Mark P. Mays, Randall T. Mays, LLM Partners, Ltd., MPM Partners Ltd. and RTM Partners, Ltd. (Incorporated by reference to Exhibit 10.3 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.18

Affiliate Transactions Agreement, dated as of July 30, 2008, by and among CC Media Holdings, Inc., Bain Capital Fund IX, L.P., Thomas H. Lee Equity Fund VI, L.P. and BT Triple Crown Merger Co., Inc. (Incorporated by reference to Exhibit 99.6 to the CC Media Holdings, Inc. Form 8-A Registration Statement filed on July 30, 2008).

10.19§

Side Letter Agreement, dated as of December 22, 2009, by and among CC Media Holdings, Inc., Clear Channel Capital IV, LLC, Clear Channel Capital V, L.P., Randall T. Mays and RTM Partners, Ltd. (Incorporated by reference to Exhibit 99.3 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on December 29, 2009).

10.20§

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

10.23§

Aircraft Lease Agreement dated as of December 23, 2013 by and between FalconAgain Inc. and Clear Channel Broadcasting, Inc. (Incorporated by reference to Exhibit 10.23 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2013).

10.24§

Letter Agreement dated as of January 13, 2014 by and between FalconAgain Inc. and Clear Channel Broadcasting, Inc. (Incorporated by reference to Exhibit 10.24 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2013).

10.25§

Clear Channel 2008 Executive Incentive Plan (the “CC Executive Incentive Plan”) (Incorporated by reference to Exhibit 10.26 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.26§

Amendment No. 1 to the CC Executive Incentive Plan, effective as of July 1, 2013 (Incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.27§

Form of Senior Executive Option Agreement under the CC Executive Incentive Plan (Incorporated by reference to Exhibit 10.20 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on July 30, 2008).

10.28§

Form of Senior Executive Restricted Stock Award Agreement under the CC Executive Incentive Plan (Incorporated by reference to Exhibit 10.21 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on July 30, 2008).

10.29§

Form of Senior Management Option Agreement under the CC Executive Incentive Plan (Incorporated by reference to Exhibit 10.22 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on July 30, 2008).

10.30§	Form of Executive Option Agreement under the CC Executive Incentive Plan (Incorporated by reference to Exhibit 10.23 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on July 30, 2008).
10.31§	Clear Channel Employee Equity Investment Program (Incorporated by reference to Exhibit 10.24 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on July 30, 2008).
10.32§	CC Media Holdings, Inc. 2008 Annual Incentive Plan (Incorporated by reference to Exhibit 10.32 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).
10.33§	Summary Description of 2012 Supplemental Incentive Plan (Incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on February 23, 2012).
10.34§	Summary Description of 2013 Supplemental Incentive Plan (Incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on February 15, 2013).
10.35§

Clear Channel Outdoor Holdings, Inc. 2005 Stock Incentive Plan, as amended and restated  (the “CCOH Stock Incentive Plan”) (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on April 30, 2007).

10.36§

First Form of Option Agreement under the CCOH Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-8 (File No. 333-130229) filed on December 9, 2005).

10.37§

Form of Option Agreement under the CCOH Stock Incentive Plan (approved February 21, 2011) (Incorporated by reference to Exhibit 10.33 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2011).

10.38§

Form of Restricted Stock Award Agreement under the CCOH Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-8 (File No. 333-130229) filed on December 9, 2005).

10.39§

Form of Restricted Stock Unit Award Agreement under the CCOH Stock Incentive Plan (Incorporated by reference to Exhibit 10.16 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.40§

Clear Channel Outdoor Holdings, Inc. 2012 Stock Incentive Plan (the “CCOH 2012 Stock Incentive Plan”) (Incorporated by reference to Exhibit 99.1 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-8 (File No. 333-181514) filed on May 18, 2012).

10.41§

Clear Channel Outdoor Holdings, Inc. Amended and Restated 2006 Annual Incentive Plan (Incorporated by reference to Appendix B to the Clear Channel Outdoor Holdings, Inc. Definitive Proxy Statement on Schedule 14A for its 2012 Annual Meeting of Stockholders filed on April 9, 2012).

10.42§

Relocation Policy - Chief Executive Officer and Direct Reports (Guaranteed Purchase Offer) (Incorporated by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on October 12, 2010).

10.43§

Relocation Policy - Chief Executive Officer and Direct Reports (Buyer Value Option) (Incorporated by reference to Exhibit 10.2 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on October 12, 2010).

10.44§	Relocation Policy - Function Head Direct Reports (Incorporated by reference to Exhibit 10.3 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on October 12, 2010).
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

10.47§

Form of Clear Channel Outdoor Holdings, Inc. Independent Director Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on June 3, 2009).

10.48§

Form of Clear Channel Outdoor Holdings, Inc. Affiliate Director Indemnification Agreement (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on June 3, 2009).

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

10.52§

Amended and Restated Employment Agreement, dated as of December 22, 2009, by and among Randall T. Mays, Clear Channel Communications, Inc. and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.39 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.53§

Amended and Restated Employment Agreement, dated June 23, 2010, by and among Mark P. Mays, CC Media Holdings, Inc., and Clear Channel Communications, Inc., as successor to BT Triple Crown Merger Co., Inc. (Incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on June 24, 2010).

10.54§

Employment Agreement, dated as of October 2, 2011, between Robert Pittman and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.55§

Amended and Restated Employment Agreement, dated as of January 13, 2014 between Robert Pittman and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on January 13, 2014).

10.56§

Employment Agreement by and between CC Media Holdings, Inc. and Richard J. Bressler, dated July 29, 2013 (Incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Current Report on Form 8-K/A filed on August 2, 2013).

10.57§

Employment Agreement, dated as of December 15, 2009, between Tom Casey and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on January 5, 2010).

10.58§

Severance Agreement and General Release by and between Clear Channel Communications, Inc. and Thomas W. Casey, dated September 11, 2013 (Incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on September 13, 2013).

10.59§

Employment Agreement, dated as of January 1, 2010, between Robert H. Walls, Jr., and Clear Channel Management Services, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on January 5, 2010).

10.60§

Amended and Restated Employment Agreement, dated as of November 15, 2010, between John E. Hogan and Clear Channel Broadcasting, Inc. (Incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on November 18, 2010).

10.61§

First Amendment dated February 23, 2012 to Amended and Restated Employment Agreement by and between Clear Channel Broadcasting, Inc. and John E. Hogan dated November 15, 2010 (Incorporated by reference to Exhibit 10.2 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on February 23, 2012).

10.62§

Second Amendment to Amended and Restated Employment Agreement by and between Clear Channel Broadcasting, Inc. and John Hogan, dated September 4, 2013 (Incorporated by reference to Exhibit 10.2 to the CC Media Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.63§

Severance Agreement and General Release, dated as of January 13, 2014, by and between John Hogan and Clear Channel Broadcasting, Inc. (Incorporated by reference to Exhibit 10.3 to the CC Media Holdings, Inc. Form 8-K filed on January 13, 2014).

10.64§

Employment Agreement, effective as of January 24, 2012, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K/A filed on July 27, 2012).

10.65§

Contract of Employment between Jonathan Bevan and Clear Channel Outdoor Ltd dated October 30, 2009 (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on December 11, 2009).

10.66§

Employment Agreement, effective as of January 1, 2013, between Clear Channel Outdoor, Inc. and Suzanne M. Grimes (Incorporated by reference to Exhibit 10.42 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2012).

10.67§

Form of Amendment to Senior Executive Option Agreement under the CC Executive Incentive Plan, dated as of October 14, 2008 (Incorporated by reference to Exhibit 10.56 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2011).

10.68§

Second Amendment, dated as of December 22, 2009, to the Senior Executive Option Agreement under the CC Executive Incentive Plan, dated July 30, 2008, between Randall T. Mays and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 99.2 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on December 29, 2009).

10.69§

Second Amendment, dated as of June 23, 2010, to the Senior Executive Option Agreement under the CC Executive Incentive Plan, dated July 30, 2008, between Mark P. Mays and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on June 24, 2010).

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

10.73§

Form of Executive Replacement Option Agreement under the CC Executive Incentive Plan between John E. Hogan and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 99(a)(1)(iv) to the CC Media Holdings, Inc. Schedule TO filed on February 18, 2011).

10.74§

Form of Executive Option Agreement under the CC Executive Incentive Plan, dated as of May 19, 2011, between Scott D. Hamilton and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.63 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2011).

10.75§

Executive Option Agreement under the CC Executive Incentive Plan, dated as of October 2, 2011, between Robert W. Pittman and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the CC Media Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.76§

Amendment to the Executive Option Agreement under the CC Executive Incentive Plan, dated as of January 13, 2014, between Robert W. Pittman and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on January 13, 2014).

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

10.80§

Form of Restricted Stock Agreement under the CC Executive Incentive Plan, dated October 22, 2012, between Scott D. Hamilton and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.77 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2012).

10.81§

Form of Restricted Stock Agreement under the CC Executive Incentive Plan, dated October 22, 2012, between Robert H. Walls, Jr. and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.78 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2012).

10.82§

Restricted Stock Agreement under the CC Executive Incentive Plan, dated January 13, 2014, between Robert W. Pittman and CC Media Holdings, Inc. (Incorporated by reference to Exhibit C of Exhibit 10.1 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on January 13, 2014).

10.83§

Form of Stock Option Agreement under the CCOH Stock Incentive Plan, dated September 17, 2009, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.34 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.84§

Form of Amended and Restated Stock Option Agreement under the CCOH Stock Incentive Plan, dated as of August 11, 2011, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on August 12, 2011).

10.85§

Form of Stock Option Agreement under the CCOH Stock Incentive Plan, dated December 13, 2010, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.35 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.86§

Form of Restricted Stock Unit Agreement under the CCOH Stock Incentive Plan, dated December 20, 2010, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.36 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.87§

Form of Restricted Stock Unit Agreement under the CCOH Stock Incentive Plan, dated March 26, 2012, between Robert H. Walls, Jr. and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.3 to the CC Media Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.88§

Form of Restricted Stock Unit Agreement under the CCOH Stock Incentive Plan, dated May 10, 2012, between Thomas W. Casey and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.49 to the Clear Channel Worldwide Holdings, Inc. Registration Statement on Form S-4 (File No. 333-182265) filed on June 21, 2012).

10.89§

Form of Restricted Stock Unit Agreement under the CCOH 2012 Stock Incentive Plan, dated July 26, 2012, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K/A filed on July 27, 2012).

10.90§

Form of Restricted Stock Unit Agreement under the CCOH 2012 Stock Incentive Plan, dated January 1, 2013, between Suzanne M. Grimes and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.50 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2012).

10.91§

Form of Stock Option Agreement under the CCOH 2012 Stock Incentive Plan, dated April 10, 2013, between Clear Channel Outdoor Holdings, Inc. and each of Jonathan D. Bevan, Suzanne M. Grimes and Franklin G. Sisson, Jr. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.92§

Form of Restricted Stock Award Agreement under the CCOH 2012 Stock Incentive Plan, dated April 10, 2013, between Franklin G. Sisson, Jr. and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.93§

Form of Restricted Stock Unit Award Agreement under the CCOH 2012 Stock Incentive Plan, dated April 10, 2013, between Jonathan D. Bevan and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.3 to the Clear Channel Outdoor Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.94§

Restricted Stock Award Agreement under the CCOH 2012 Stock Incentive Plan, dated January 13, 2014, between Robert W. Pittman and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit D of Exhibit 10.1 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on January 13, 2014).

10.95§

Stipulation of Settlement, dated as of July 8, 2013, among legal counsel for Clear Channel Communications, Inc. and the other named defendants, the special litigation committee of the board of directors of Clear Channel Outdoor Holdings, Inc. and the plaintiffs (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on July 9, 2013).

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

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 2014.

CLEAR CHANNEL COMMUNICATIONS, INC.

By: /s/ Robert W. Pittman

        Robert W. Pittman

        Chairman and Chief Executive Officer

Power of Attorney

                Each person whose signature appears below authorizes Robert W. Pittman, Richard J. Bressler and Scott D. Hamilton, or any one of them, each of whom may act without joinder of the others, to execute in the name of each such person who is then an officer or Director of the Registrant and to file any amendments to this Annual Report on Form 10-K necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such report as such attorney-in-fact may deem appropriate.

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Robert W. Pittman Robert W. Pittman	Chairman, Chief Executive Officer (Principal Executive Officer) and Director	February 20, 2014
/s/ Richard J. Bressler Richard J. Bressler	President, Chief Financial Officer (Principal Financial Officer) and Director	February 20, 2014
/s/ Scott D. Hamilton Scott D. Hamilton	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer) and Assistant Secretary	February 20, 2014
/s/ David C. Abrams David C. Abrams	Director	February 20, 2014
/s/ Irving L. Azoff Irving L. Azoff	Director	February 20, 2014
/s/ James C. Carlisle James C. Carlisle	Director	February 20, 2014
/s/ John P. Connaughton John P. Connaughton	Director	February 20, 2014
/s/ Julia B. Donnelly Julia B. Donnelly	Director	February 20, 2014
/s/ Matthew J. Freeman Matthew J. Freeman	Director	February 20, 2014
/s/ Blair E. Hendrix Blair E. Hendrix	Director	February 20, 2014
/s/ Jonathon S. Jacobson Jonathon S. Jacobson	Director	February 20, 2014
/s/ Ian K. Loring Ian K. Loring	Director	February 20, 2014
/s/ Mark P. Mays Mark P. Mays	Director	February 20, 2014
/s/ Scott M. Sperling Scott M. Sperling	Director	February 20, 2014