Form 10-Q
period 2014-03-31
CLEAR CHANNEL COMMUNICATIONS INC
filed 2014-04-24
CIK 739708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

                ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2014

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

                 ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

Commission File Number

001-09645

CLEAR CHANNEL COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Texas

(State or other jurisdiction of incorporation or organization)

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

                                                Class                                                                                      Outstanding at April 16, 2014

                    ~~~~~~~~~~~~~~~~~~~~~~~~~                                                  ~~~~~~~~~~~~~~~~~~~~~~~~~

                       Common Stock, $.001 par value                                                                     500,000,000

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form in a reduced disclosure format permitted by General Instruction H(2).

CLEAR CHANNEL COMMUNICATIONS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	March 31, 2014
	(Unaudited)	December 31, 2013
CURRENT ASSETS
Cash and cash equivalents	$660,742	$708,151
Accounts receivable, net of allowance of $47,042 in 2014 and $48,401 in 2013	1,302,243	1,454,346
Prepaid expenses	217,453	189,640
Other current assets	169,952	161,157
Total Current Assets	2,350,390	2,513,294
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,729,815	1,765,510
Other property, plant and equipment, net	1,125,571	1,132,120
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	2,415,919	2,416,406
Indefinite-lived intangibles - permits	1,067,318	1,067,783
Other intangibles, net	1,400,323	1,466,546
Goodwill	4,204,897	4,202,187
OTHER ASSETS
Other assets	302,893	533,456
Total Assets	$14,597,126	$15,097,302

CURRENT LIABILITIES
Accounts payable	$141,731	$131,370
Accrued expenses	767,489	807,210
Accrued interest	141,048	194,844
Deferred income	242,390	176,460
Current portion of long-term debt	413,882	453,734
Total Current Liabilities	1,706,540	1,763,618
Long-term debt	20,010,504	20,030,479
Deferred income taxes	1,571,047	1,537,820
Other long-term liabilities	436,987	462,020
Commitments and contingent liabilities (Note 5)
SHAREHOLDER'S DEFICIT
Noncontrolling interest	232,835	245,531
Common Stock, par value $.001 per share, authorized and issued 500,000,000 shares in 2014 and 2013, respectively	500	500
Additional paid-in-capital	2,142,466	2,142,036
Accumulated deficit	(11,312,819)	(10,888,629)
Accumulated other comprehensive loss	(190,934)	(196,073)
Total Shareholder's Deficit	(9,127,952)	(8,696,635)
Total Liabilities and Shareholder's Deficit	$14,597,126	$15,097,302

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)	Three Months Ended March 31,
	2014	2013
Revenue	$1,342,548	$1,343,058
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	596,496	594,817
Selling, general and administrative expenses (excludes depreciation and amortization)	415,828	403,363
Corporate expenses (excludes depreciation and amortization)	72,705	83,763
Depreciation and amortization	174,871	182,182
Other operating income, net	165	2,395
Operating income	82,813	81,328
Interest expense	431,114	385,525
Equity in earnings (loss) of nonconsolidated affiliates	(13,326)	3,641
Loss on extinguishment of debt	(3,916)	(3,888)
Other income (expense), net	1,541	(1,000)
Loss before income taxes	(364,002)	(305,444)
Income tax benefit (expense)	(68,388)	96,325
Consolidated net loss	(432,390)	(209,119)
Less amount attributable to noncontrolling interest	(8,200)	(6,116)
Net loss attributable to the Company	$(424,190)	$(203,003)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,217)	(23,413)
Unrealized gain on securities and derivatives:
Unrealized holding gain on marketable securities	1,084	4,435
Unrealized holding gain on cash flow derivatives	-	14,823
Other adjustments to comprehensive income (loss)	3,309	(998)
Other comprehensive income (loss)	2,176	(5,153)
Comprehensive loss	(422,014)	(208,156)
Less amount attributable to noncontrolling interest	(2,963)	(3,223)
Comprehensive loss attributable to the Company	$(419,051)	$(204,933)

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Consolidated net loss	$(432,390)	$(209,119)
Reconciling items:
Depreciation and amortization	174,871	182,182
Deferred taxes	25,308	(106,991)
Provision for doubtful accounts	3,418	4,576
Amortization of deferred financing charges and note discounts, net	31,220	31,356
Share-based compensation	3,036	5,517
Gain on disposal of operating and fixed assets	(165)	(2,395)
Equity in (earnings) loss of nonconsolidated affiliates	13,326	(3,641)
Loss on extinguishment of debt	3,916	3,888
Other reconciling items, net	(1,577)	6,469
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	149,407	143,413
Increase in deferred income	61,525	19,519
Decrease in accrued expenses	(39,724)	(79,301)
Increase (decrease) in accounts payable	8,008	(26,422)
Decrease in accrued interest	(39,739)	(29,423)
Changes in other operating assets and liabilities	(52,088)	(26,219)
Net cash used for operating activities	(91,648)	(86,591)
Cash flows from investing activities:
Purchases of property, plant and equipment	(67,408)	(61,620)
Purchases of other operating assets	(370)	(1,344)
Proceeds from sale of investments in nonconsolidated affiliates	220,961	-
Proceeds from disposal of assets	1,425	7,268
Change in other, net	(1,954)	(1,515)
Net cash provided by (used for) investing activities	152,654	(57,211)
Cash flows from financing activities:
Draws on credit facilities	820	270,137
Payments on credit facilities	(247,675)	(22,500)
Proceeds from long-term debt	209,975	575,000
Payments on long-term debt	(63,902)	(1,163,436)
Dividends and other payments to noncontrolling interests	(3,955)	(4,353)
Deferred financing charges	(1,064)	(9,678)
Change in other, net	(183)	548
Net cash used for financing activities	(105,984)	(354,282)
Effect of exchange rate changes on cash	(2,431)	(5,356)
Net decrease in cash and cash equivalents	(47,409)	(503,440)
Cash and cash equivalents at beginning of period	708,151	1,225,010
Cash and cash equivalents at end of period	$660,742	$721,570

See Notes to Consolidated Financial Statements

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

Preparation of Interim Financial Statements

The accompanying consolidated financial statements were prepared by Clear Channel Communications, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year.  The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2013 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of the Company and its subsidiaries.  Also included in the consolidated financial statements are entities for which the Company has a controlling financial interest or is the primary beneficiary.  Investments in companies in which the Company owns 20 percent to 50 percent of the voting common stock or otherwise exercises significant influence over operating and financial policies of the Company are accounted for under the equity method.  All significant intercompany transactions are eliminated in the consolidation process.  Certain prior-period amounts have been reclassified to conform to the 2014 presentation.

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

Adoption of New Accounting Standards

During the first quarter of 2014, the Company adopted the Financial Accounting Standards Board's (“FASB”) ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.  This update provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. The amendments are effective for fiscal years (and interim periods within) beginning after December 15, 2013 and are to be applied retrospectively to all prior periods presented for such obligations that exist at the beginning of an entity’s fiscal year of adoption.  The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

During the first quarter of 2014, the Company adopted the FASB’s ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity of an Investment in a Foreign Entity. The amendments are effective prospectively for the fiscal years (and interim periods within) beginning after December 15, 2013 and provide clarification guidance for the release of the cumulative translation adjustment under current GAAP. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

During the first quarter of 2014, the Company adopted the FASB’s ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update requires unrecognized tax benefits to be offset against a deferred tax asset for a net operating loss carryforward, similar tax loss or tax credit carryforward in certain situations.  The amendments are effective prospectively for the fiscal years (and interim periods within) beginning after December 15, 2013.  The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL

Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets at March 31, 2014 and December 31, 2013, respectively.

(In thousands)	March 31, 2014	December 31, 2013
Structures	$3,028,086	$3,021,152
Less: accumulated depreciation	1,298,271	1,255,642
Structures, net	$1,729,815	$1,765,510

Land, buildings and improvements	$748,722	$723,268
Towers, transmitters and studio equipment	442,105	440,612
Furniture and other equipment	496,039	473,995
Construction in progress	101,836	123,814
	1,788,702	1,761,689
Less: accumulated depreciation	663,131	629,569
Other property, plant and equipment, net	$1,125,571	$1,132,120

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

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets at March 31, 2014 and December 31, 2013, respectively:

(In thousands)	March 31, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor
contractual rights	$778,815	$(482,518)	$777,521	$(464,548)
Customer / advertiser relationships	1,212,745	(675,838)	1,212,745	(645,988)
Talent contracts	319,384	(202,393)	319,617	(195,403)
Representation contracts	253,090	(206,282)	252,961	(200,058)
Permanent easements	173,882	-	173,753	-
Other	387,425	(157,987)	387,405	(151,459)
Total	$3,125,341	$(1,725,018)	$3,124,002	$(1,657,456)

Total amortization expense related to definite-lived intangible assets was $66.9 million and $72.1 million for the three months ended March 31, 2014 and 2013, respectively.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2015	$239,645
2016	225,219
2017	200,878
2018	131,246
2019	44,106

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Goodwill

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments.

(In thousands)	CCME	Americas Outdoor Advertising	International Outdoor Advertising	Other	Consolidated
Balance as of December 31, 2012	$3,236,688	$571,932	$290,316	$117,149	$4,216,085
Impairment	-	-	(10,684)	-	(10,684)
Acquisitions	-	-	-	97	97
Dispositions	-	-	(456)	-	(456)
Foreign currency	-	-	(974)	-	(974)
Other	(1,881)	-	-	-	(1,881)
Balance as of December 31, 2013	$3,234,807	$571,932	$278,202	$117,246	$4,202,187
Acquisitions	-	-	-	299	299
Foreign currency	-	-	2,346	-	2,346
Other	65	-	-	-	65
Balance as of March 31, 2014	$3,234,872	$571,932	$280,548	$117,545	$4,204,897

NOTE 3 – LONG-TERM DEBT

Long-term debt at March 31, 2014 and December 31, 2013, respectively, consisted of the following:

(In thousands)	March 31, 2014	December 31, 2013
Senior Secured Credit Facilities (1)	$8,224,014	$8,225,754
Receivables Based Facility due 2017	-	247,000
9.0% Priority Guarantee Notes due 2019	1,999,815	1,999,815
9.0% Priority Guarantee Notes due 2021	1,750,000	1,750,000
11.25% Priority Guarantee Notes due 2021	575,000	575,000
Subsidiary senior revolving credit facility due 2018	-	-
Other secured subsidiary long-term debt (2)	19,818	21,124
Total consolidated secured debt	12,568,647	12,818,693

Senior Cash Pay Notes due 2016	94,304	94,304
Senior Toggle Notes due 2016 (3)	127,941	127,941
Senior Notes due 2021 (4)	1,645,244	1,404,202
Senior Notes (5)	1,374,568	1,436,455
Subsidiary Senior Notes due 2022	2,725,000	2,725,000
Subsidiary Senior Subordinated Notes due 2020	2,200,000	2,200,000
Other subsidiary debt	854	10
Purchase accounting adjustments and original issue discount	(312,172)	(322,392)
	20,424,386	20,484,213
Less: current portion	413,882	453,734
Total long-term debt	$20,010,504	$20,030,479

(1)        Term Loan B matures 2016.  Term Loan C is subject to an amortization schedule with required payments at various dates from 2014 through 2016.  Term Loan D and Term Loan E mature 2019.

(2)        Other secured subsidiary long-term debt matures at various dates from 2014 through 2028.

(3)        Senior Toggle Notes are subject to required payments at various dates from 2015 through 2016.

(4)        Senior Notes due 2021 are subject to required payments at various dates from 2018 through 2021.

(5)        The Company’s Senior Notes mature at various dates from 2014 through 2027.

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The Company’s weighted average interest rate at March 31, 2014 and December 31, 2013 were 7.7% and 7.6%, respectively.  The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $21.1 billion and $20.5 billion at March 31, 2014 and December 31, 2013, respectively.  Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as either Level 1 or Level 2.

Subsidiary Sale of Long-Term Debt

On February 14, 2014, CC Finco LLC (“CC Finco”), an indirect wholly-owned subsidiary of the Company, sold $227.0 million in aggregate principal amount of Senior Notes due 2021 to private purchasers in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Act”).  The purchasers validly tendered the Senior Notes due 2021 into the Company’s previously-announced registered exchange offer for the Senior Notes due 2021, which expired on February 20, 2014 (the “A/B Exchange Offer”).  Upon completion of the A/B Exchange Offer, the purchasers of the Senior Notes due 2021, along with all other holders of the Senior Notes due 2021 who validly tendered such notes into the A/B Exchange Offer, received Senior Notes due 2021 that were registered under the Act.  CC Finco contributed the net proceeds from the sale of the Senior Notes due 2021 to the Company, which intends to use such proceeds to repay, repurchase or otherwise acquire outstanding indebtedness from time to time and retire that indebtedness as it becomes due or upon its earlier repayment, repurchase or acquisition.

Debt Repayments, Maturities and Other

During February 2014, the Company repaid all principal amounts outstanding under its receivables based credit facility, using cash on hand.  This voluntary repayment did not reduce the commitments under this facility and the Company has the ability to redraw amounts under this facility at any time.

During March 2014, CC Finco repurchased, through open market purchases, a total of $61.9 million aggregate principal amount of notes, comprised of $52.9 million of the Company’s outstanding 5.5% Senior Notes due 2014 and $9.0 million of the Company’s outstanding 4.9% Senior Notes due 2015, for a total purchase price of $63.1 million, including accrued interest.  The Company cancelled these notes subsequent to the purchase.

NOTE 4 – SUPPLEMENTAL DISCLOSURES

Income Tax Benefit (Expense)

The Company’s income tax benefit (expenses) for the three months ended March 31, 2014 and 2013, respectively, consisted of the following components:

(In thousands)	Three Months Ended March 31,
	2014	2013
Current tax expense	$(43,080)	$(10,666)
Deferred tax benefit (expense)	(25,308)	106,991
Income tax benefit (expense)	$(68,388)	$96,325

The effective tax rate for the three months ended March 31, 2014 was (18.8)%.  The 2014 effective tax rate was primarily impacted by the valuation allowance recorded against a portion of the Company’s U.S. federal, state and certain foreign jurisdiction net operating losses and other deferred tax assets due to the uncertainty of the ability to utilize those assets in future periods.  The Company has recorded a partial valuation allowance against these deferred tax assets as the reversing deferred tax liabilities that can be used as a source of future taxable income to realize the deferred tax assets was exceeded by the additional net operating losses generated in the period ended March 31, 2014.

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

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Supplemental Cash Flow Information

During the three months ended March 31, 2014 and 2013, cash paid for interest and income taxes, net of income tax refunds of $3.5 million and $0.4 million, respectively, was as follows:

(In thousands)	Three Months Ended March 31,
	2014	2013
Interest	$412,643	$385,238
Income taxes	11,504	13,175

Australian Radio Network

The Company owned a 50% interest in Australian Radio Network (“ARN”), an Australian company that owns and operates radio stations in Australia and New Zealand.  An impairment charge of $95.4 million was recorded during the fourth quarter of 2013 to write down the investment to its estimated fair value. On February 18, 2014, a subsidiary of the Company sold its 50% interest in ARN, recognizing a loss on the sale of $2.4 million and $11.5 million of foreign exchange losses that were reclassified from accumulated other comprehensive income at the date of the sale.

Other Comprehensive Income (Loss)

The following table discloses the deferred income tax (asset) liability related to each component of other comprehensive income (loss) for the three months ended March 31, 2014 and 2013, respectively:

(In thousands)	Three Months Ended March 31,
	2014	2013
Foreign currency translation adjustments and other	$8,181	$(730)
Unrealized holding gain on marketable securities	-	2,820
Unrealized holding gain on cash flow derivatives	-	8,774
Total increase in deferred tax liabilities	$8,181	$10,864

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

Los Angeles Litigation

In 2008, Summit Media, LLC, one of the Company’s competitors, sued the City of Los Angeles (the “City”), Clear Channel Outdoor, Inc. and CBS Outdoor in Los Angeles Superior Court (Case No. BS116611) challenging the validity of a settlement agreement that had been entered into in November 2006 among the parties. Pursuant to the settlement agreement, Clear Channel Outdoor, Inc. had taken down existing billboards and converted 83 existing signs from static displays to digital displays pursuant to modernization permits issued through an administrative process of the City. The Los Angeles Superior Court ruled in January 2010 that the settlement agreement constituted an ultra vires act of the City and nullified its existence, but did not invalidate the modernization permits issued to Clear Channel Outdoor, Inc. and CBS. All parties appealed the ruling by the Los Angeles Superior Court to the Court of Appeal for the State of California, Second Appellate District, Division 8. On December 10, 2012, the Court of Appeal issued an order upholding the Superior Court’s finding that the settlement agreement was ultra vires and remanding the case to the Superior Court for the purpose of invalidating the modernization permits issued to Clear Channel Outdoor, Inc. and CBS for the digital displays that were the subject of the settlement agreement. On January 22, 2013, Clear Channel Outdoor, Inc. filed a petition with the

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

California Supreme Court requesting its review of the matter, and the Supreme Court denied that petition on February 27, 2013. On April 12, 2013, the Los Angeles Superior Court invalidated 82 digital modernization permits issued to Clear Channel Outdoor, Inc. (77 of which displays were operating at the time of the ruling) and 13 issued to CBS and ordered that the companies turn off the electrical power to affected digital displays by the close of business on April 15, 2013. Clear Channel Outdoor, Inc. has complied with the order. On April 16, 2013, the Court conducted further proceedings during which it held that it was not invalidating two additional digital modernization permits that Clear Channel Outdoor, Inc. had secured through a special zoning plan and confirmed that its April 12 order invalidated only digital modernization permits – no other types of permits the companies may have secured for the signs at issue. Summit Media, LLC filed a further motion requesting that the Court order the demolition of the 82 sign structures on which the now-invalidated digital signs operated, as well as the invalidation of several other permits for traditional signs allegedly issued under the settlement agreement. At a hearing held on November 22, 2013, the Court denied Summit Media, LLC’s demolition motion by allowing the 82 sign structures and their LED faces to remain intact, thus allowing Clear Channel Outdoor, Inc. to seek permits under the existing City sign code to either wrap the LED faces with vinyl or convert the LED faces to traditional static signs. The Court further confirmed the invalidation of all permits issued under the settlement agreement. In anticipation of this order, Clear Channel Outdoor, Inc. had removed six static billboard facings solely permitted under the settlement agreement. At a hearing held on January 21, 2014, the Court denied Summit Media, LLC’s motion for attorney’s fees on the basis that Summit Media, LLC had a substantial financial interest in the outcome of the litigation and, therefore, was not entitled to fees under California’s private attorney general statute.  On March 12, 2014, Summit Media, LLC filed Notices of Appeal of the orders denying Summit Media, LLC’s fee petition and denying in part Summit Media, LLC’s demolition motion.

NOTE 6 – GUARANTEES

As of March 31, 2014, the Company had outstanding surety bonds and commercial standby letters of credit of $46.3 million and $112.7 million, respectively, of which $0.4 million of letters of credit were cash secured.  Letters of credit in the amount of $2.0 million are collateral in support of surety bonds and these amounts would only be drawn under the letter of credit in the event the associated surety bonds were funded and the Company did not honor its reimbursement obligation to the issuers. These letters of credit and surety bonds relate to various operational matters including insurance, bid, and performance bonds as well as other items.

As of March 31, 2014, the Company had outstanding bank guarantees of $58.7 million related to international subsidiaries, of which $13.2 million were backed by cash collateral.

NOTE 7 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Company is a party to a management agreement with certain affiliates of the Sponsors and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018.  These agreements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses.  For the three months ended March 31, 2014 and 2013, the Company recognized management fees and reimbursable expenses of $4.0 million and $4.1 million, respectively.

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 8 – STOCKHOLDER’S DEFICIT AND COMPREHENSIVE LOSS

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity.  The following table shows the changes in stockholder’s deficit attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2014	$(8,942,166)	$245,531	$(8,696,635)
Net loss	(424,190)	(8,200)	(432,390)
Foreign currency translation adjustments	875	(3,092)	(2,217)
Unrealized holding gain on marketable securities	955	129	1,084
Other adjustments to comprehensive loss	3,309	-	3,309
Other, net	430	(1,533)	(1,103)
Balances at March 31, 2014	$(9,360,787)	$232,835	$(9,127,952)

Balances at January 1, 2013	$(8,299,188)	$303,997	$(7,995,191)
Net loss	(203,003)	(6,116)	(209,119)
Foreign currency translation adjustments	(20,306)	(3,107)	(23,413)
Unrealized holding gain on marketable securities	4,438	(3)	4,435
Unrealized holding gain on cash flow derivatives	14,823	-	14,823
Other adjustments to comprehensive loss	(885)	(113)	(998)
Other, net	1,291	(1,531)	(240)
Balances at March 31, 2013	$(8,502,830)	$293,127	$(8,209,703)

The Company does not have any compensation plans under which it grants awards to employees. CCMH and Clear Channel Outdoor Holdings, Inc. have granted options to purchase shares of their Class A common stock to certain key individuals, as well as restricted stock and restricted stock units.

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

CLEAR CHANNEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following table presents the Company’s reportable segment results for the three months ended March 31, 2014 and 2013.

(In thousands)	CCME	Americas Outdoor Advertising	International Outdoor Advertising	Other	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended March 31, 2014
Revenue	$670,347	$268,756	$366,495	$51,462	$-	$(14,512)	$1,342,548
Direct operating expenses	210,754	133,288	248,225	6,388	-	(2,159)	596,496
Selling, general and administrative expenses	259,155	51,111	81,838	36,077	-	(12,353)	415,828
Depreciation and amortization	62,571	47,599	50,444	8,719	5,538	-	174,871
Corporate expenses	-	-	-	-	72,705	-	72,705
Other operating income, net	-	-	-	-	165	-	165
Operating income (loss)	$137,867	$36,758	$(14,012)	$278	$(78,078)	$-	$82,813

Intersegment revenues	$-	$976	$-	$13,536	$-	$-	$14,512
Capital expenditures	$10,292	$12,220	$25,086	$1,807	$18,003	$-	$67,408
Share-based compensation expense	$-	$-	$-	$-	$3,036	$-	$3,036

Three Months Ended March 31, 2013
Revenue	$656,566	$286,461	$363,749	$49,219	$-	$(12,937)	$1,343,058
Direct operating expenses	204,268	136,891	249,300	6,494	-	(2,136)	594,817
Selling, general and administrative expenses	239,142	54,372	85,189	35,461	-	(10,801)	403,363
Depreciation and amortization	67,832	48,685	50,993	9,982	4,690	-	182,182
Corporate expenses	-	-	-	-	83,763	-	83,763
Other operating income, net	-	-	-	-	2,395	-	2,395
Operating income (loss)	$145,324	$46,513	$(21,733)	$(2,718)	$(86,058)	$-	$81,328

Intersegment revenues	$-	$83	$-	$12,854	$-	$-	$12,937
Capital expenditures	$14,244	$12,895	$25,908	$2,103	$6,470	$-	$61,620
Share-based compensation expense	$-	$-	$-	$-	$5,517	$-	$5,517

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Format of Presentation

Management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and related footnotes.  Our discussion is presented on both a consolidated and segment basis.  All references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Clear Channel Communications, Inc. and its consolidated subsidiaries.  Our reportable segments are Media and Entertainment (“CCME”), Americas outdoor advertising (“Americas outdoor” or “Americas outdoor advertising”) and International outdoor advertising (“International outdoor” or “International outdoor advertising”).  Our CCME segment provides media and entertainment services via broadcast and digital delivery and also includes our national syndication business.  Our Americas outdoor and International outdoor segments provide outdoor advertising services in their respective geographic regions using various digital and traditional display types. Included in the “Other” category are our media representation business, Katz Media Group, as well as other general support services and initiatives, which are ancillary to our other businesses.  Certain prior-period amounts have been reclassified to conform to the 2014 presentation.

We manage our operating segments primarily focusing on their operating income, while Corporate expenses, Other operating income (expense), net, Interest expense, Equity in earnings (loss) of nonconsolidated affiliates, Other expense, net and Income tax benefit (expense) are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.

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

Executive Summary

The key developments in our business for the three months ended March 31, 2014 are summarized below:

•         Consolidated revenue was relatively flat including an increase of $0.5 million from movements in foreign exchange during the three months ended March 31, 2014 compared to the same period of 2013. Excluding foreign exchange impacts, consolidated revenue decreased $1.0 million over the comparable three-month period in the prior year.

•         CCME revenue increased $13.8 million during the three months ended March 31, 2014 compared to the same period of 2013 driven by increased revenues from our traffic and weather business, national revenues and digital revenues.

•         Americas outdoor revenue decreased $17.7 million including a decrease of $0.9 million from movements in foreign exchange during the three months ended March 31, 2014 compared to the same period of 2013.  Excluding foreign exchange impacts, revenue decreased $16.8 million over the comparable three-month period of 2013 primarily driven by lower revenues in our Los Angeles market as a result of the impact of litigation as well as lower airport revenues as a result of the loss of certain national accounts and the nonrenewal of certain airport contracts.

•         International outdoor revenue increased $2.7 million including an increase of $1.4 million from movements in foreign exchange during the three months ended March 31, 2014 compared to the same period of 2013.  Excluding foreign exchange impacts, revenue increased $1.3 million over the comparable three-month period of 2013 primarily driven by growth in emerging markets and certain developed markets, partially offset by declines in other countries.

•         Revenues in our Other category increased $2.2 million during the three months ended March 31, 2014 compared to the same period of 2013 primarily due to increased political advertising revenue in our media representation business.

•         During the first quarter of 2014, we spent $13.2 million on strategic revenue and cost-saving initiatives to realign and improve our on-going business operations—an increase of $4.4 million compared to the first quarter of 2013.

•         During the first quarter of 2014, a subsidiary of ours sold its 50% interest in Australian Radio Network (“ARN”), an Australian company that owns and operates radio stations in Australia and New Zealand for proceeds of $221.0 million.

•         During the first quarter of 2014, a subsidiary of ours sold $227.0 million in aggregate principal amount of Senior Notes due 2021 to private purchasers.

•         During the first quarter of 2014, we repaid the full principal amount outstanding under our receivables based credit facility of $247.0 million, using cash on hand. This voluntary repayment did not reduce the commitments under this facility and we have the ability to redraw amounts under this facility at any time.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of our results of operations for the three months ended March 31, 2014 to the three months ended March 31, 2013 is as follows:

(In thousands)	Three Months Ended
	March 31,		%
	2014	2013	Change
Revenue	$1,342,548	$1,343,058	(0.0%)
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	596,496	594,817	0.3%
Selling, general and administrative expenses (excludes depreciation and amortization)	415,828	403,363	3.1%
Corporate expenses (excludes depreciation and amortization)	72,705	83,763	(13.2%)
Depreciation and amortization	174,871	182,182	(4.0%)
Other operating income, net	165	2,395	(93.1%)
Operating income	82,813	81,328	1.8%
Interest expense	431,114	385,525
Equity in earnings (loss) of nonconsolidated affiliates	(13,326)	3,641
Loss on extinguishment of debt	(3,916)	(3,888)
Other income (expense), net	1,541	(1,000)
Loss before income taxes	(364,002)	(305,444)
Income tax benefit (expense)	(68,388)	96,325
Consolidated net loss	(432,390)	(209,119)
Less amount attributable to noncontrolling interest	(8,200)	(6,116)
Net loss attributable to the Company	$(424,190)	$(203,003)

Consolidated Revenue

Our consolidated revenue during the first quarter of 2014 was relatively flat including an increase of $0.5 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements consolidated revenue decreased $1.0 million.  Our CCME revenue increased $13.8 million, primarily due to increased revenues in our traffic and weather business, increased national revenues and higher digital revenues.  Americas outdoor revenue decreased $17.7 million including negative movements in foreign exchange of $0.9 million compared to the same period of 2013. Excluding the impact of foreign exchange movements, Americas outdoor revenue decreased $16.8 million driven primarily by lower revenues in our Los Angeles market as a result of the impact of litigation, as well as the loss of certain national accounts and the nonrenewal of certain airport contracts.  Our International outdoor revenue increased $2.7 million including positive movements in foreign exchange of $1.4 million compared to the same period of 2013. Excluding the impact of foreign exchange movements, International outdoor revenue increased $1.3 million.  Revenue growth in street furniture in emerging markets and certain developed markets was partially offset by declines in other countries.  Other revenues increased by $2.2 million primarily as a result of increased political advertising through our media representation business as well as an increase in TV advertisers.

Consolidated Direct Operating Expenses

Direct operating expenses increased $1.7 million including an increase of $0.5 million from movements in foreign exchange during the first quarter of 2014 compared to the same period of 2013.  Excluding the impact of foreign exchange movements, consolidated direct operating expenses increased $1.2 million.  Our CCME direct operating expenses increased $6.5 million compared to the first quarter of 2013, primarily resulting from increased production costs from events such as the iHeartRadio Country Music Festival and increasing digital streaming expenses resulting from higher listening hours.  Direct operating expenses in our Americas outdoor segment decreased $3.6 million including a decrease of $0.7 million from movements in foreign exchange compared to the same period of 2013.  Excluding the impact of foreign exchange movements, direct operating expenses in our Americas outdoor segment decreased $2.9 million, primarily due to reduced site lease expenses related to our airports business resulting from the nonrenewal of certain airport contracts as well as cost reduction efforts from previous strategic efficiency initiatives.  Direct operating expenses in our International outdoor segment decreased $1.1 million including an increase of $1.2 million from movements in foreign exchange compared to the same period of 2013.  Excluding the impact of foreign exchange movements, direct operating expenses in our International outdoor segment decreased $2.3 million, primarily as a result of previous strategic efficiency initiatives.

Consolidated Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses increased $12.5 million both on a reported basis and excluding offsetting impacts from movements in foreign exchange compared to the same period of 2013.  Our CCME SG&A expenses increased $20.0 million, primarily due to compensation expenses in connection with higher revenues as well as investing in our national and digital sales force.  SG&A expenses decreased $3.3 million in our Americas outdoor segment primarily due to lower commission expense payments in connection with lower revenues.  Our International outdoor SG&A expenses decreased $3.4 million compared to the same period in the prior year, primarily due to benefits resulting from our previous strategic efficiency initiatives.

Corporate Expenses

Corporate expenses decreased $11.1 million during the three months ended March 31, 2014 compared to the same period of 2013, driven by a decrease in stockholder litigation costs and by decreases in compensation expenses, including amounts related to our variable compensation plans, partially offset by severance related to workforce initiatives and other costs incurred in connection with improving our businesses. Included in Corporate expenses for the first quarter of 2014 is an $8.5 million credit for the realization of an insurance recovery related to litigation filed by stockholders of Clear Channel Outdoor Holdings, Inc. (“CCOH”), an indirect non-wholly owned subsidiary of ours.  The litigation settled during the fourth quarter of 2013. For information about the matter, please refer to Item 3 of Part I in our Annual Report on Form 10-K for the year ended December 31, 2013.

Revenue and Efficiency Initiatives

Included in the amounts for direct operating expenses, SG&A and corporate expenses discussed above are expenses of $13.2 million incurred in connection with our strategic revenue and efficiency initiatives during the three months ended March 31, 2014.  The costs were incurred to improve revenue growth, enhance yield, reduce costs, and organize each business to maximize performance and profitability.  These costs consist primarily of consolidation of locations and positions, severance related to workforce initiatives, consulting expenses, and other costs incurred in connection with improving our businesses.  These costs are expected to provide benefits in future periods as the initiative results are realized.  Also included in corporate expenses for the first quarter of 2014 is $6.3 million related to the separation of our former Chief Executive Officer of our CCME segment. Of the strategic revenue and efficiency costs of $13.2 million during the first quarter of 2014, $1.2 million are reported within direct operating expenses, $1.8 million are reported within SG&A and $10.2 million are reported within corporate expense.  In the first quarter of 2013, such costs totaled $2.5 million, $5.2 million, and $1.1 million, respectively.

Depreciation and Amortization

Depreciation and amortization decreased $7.3 million during the three months ended March 31, 2014 compared to the same period of 2013.  The decrease during the three months ended March 31, 2014 was primarily due to assets becoming fully depreciated since March 2013.

Other Operating Income, Net

Other operating income of $2.4 million for the three months ended March 31, 2013, primarily related to proceeds from the disposal of operating and fixed assets.

Interest Expense

Interest expense increased $45.6 million during the three months ended March 31, 2014 compared to the same period of 2013, primarily due to the weighted average cost of debt increasing as a result of debt refinancings that occurred since March 2013.

Equity in Earnings (Loss) of Nonconsolidated Affiliates

The loss of $13.3 million during the three months ended March 31, 2014 primarily related to the sale of our 50% interest in ARN, which included a loss on the sale of $2.4 million and $11.5 million of foreign exchange losses that were reclassified from accumulated other comprehensive income at the date of the sale.

Loss on Extinguishment of Debt

During March 2014, CC Finco LLC (“CC Finco”), an indirect wholly-owned subsidiary of ours, repurchased $52.9 million aggregate principal amount of  our outstanding 5.5% Senior Notes due 2014 and $9.0 million aggregate principal amount of our outstanding 4.9% Senior Notes due 2015 for a total of $63.1 million, including accrued interest, through open market purchases.  In connection with these transactions, we recognized a loss of $3.9 million for the three months ended March 31, 2014.

In connection with the prepayment of Term Loan A of our senior secured credit facilities during the three months ended March 31, 2013, we recognized a loss of $3.9 million due to the write-off of deferred loan costs.

Income Tax Benefit (Expense)

The effective tax rate for the three months ended March 31, 2014 was (18.8)%.  The 2014 effective tax rate was primarily impacted by the valuation allowance recorded against a portion of our U.S. federal, state and certain foreign jurisdiction net operating losses and other deferred tax assets due to the uncertainty of the ability to utilize those assets in future periods.  We recorded a partial valuation allowance against these deferred tax assets as the reversing deferred tax liabilities that can be used as a source of future taxable income to realize the deferred tax assets was exceeded by the additional net operating losses generated in the period ended March 31, 2014.

Our effective tax rate for the three months ended March 31, 2013 was 31.5%. Our effective tax rate was primarily impacted by tax losses in certain foreign jurisdictions for which benefits could not be recorded due to the uncertainty of the ability to utilize those losses in future years.

CCME Results of Operations

Our CCME operating results were as follows:

(In thousands)	Three Months Ended
	March 31,		%
	2014	2013	Change
Revenue	$670,347	$656,566	2%
Direct operating expenses	210,754	204,268	3%
SG&A expenses	259,155	239,142	8%
Depreciation and amortization	62,571	67,832	(8%)
Operating income	$137,867	$145,324	(5%)

CCME revenue increased $13.8 million during the first quarter of 2014 compared to the same period of 2013.  Revenue increased primarily due to higher revenues in our traffic and weather business as a result of new product offerings and the impact of strategic sales initiatives, as well as increased national revenues driven by growth in telecommunications, healthcare and automotive categories. We continued to experience increases in digital advertising revenue as a result of continued increased listenership on our iHeartRadio platform, with total listening hours increasing 13.1%. Partially offsetting these increases was a decrease in our local and syndication revenues.

Direct operating expenses increased $6.5 million during the first quarter of 2014, primarily resulting from increased production costs from events such as the iHeartRadio Country Music Festival, as well as increases in digital streaming and performance rights expenses driven by higher digital listening hours and higher total revenues.  SG&A expenses increased $20.0 million during the first quarter of 2014 primarily due to increased compensation expenses including higher commissions in connection with increased revenues and investments in our national and digital sales force, as well as higher spending on strategic revenue and efficiency initiatives.

Americas Outdoor Advertising Results of Operations

Our Americas outdoor advertising operating results were as follows:

(In thousands)	Three Months Ended
	March 31,		%
	2014	2013	Change
Revenue	$268,756	$286,461	(6%)
Direct operating expenses	133,288	136,891	(3%)
SG&A expenses	51,111	54,372	(6%)
Depreciation and amortization	47,599	48,685	(2%)
Operating income	$36,758	$46,513	(21%)

Our Americas outdoor revenue decreased $17.7 million including negative movements in foreign exchange of $0.9 million during the first quarter of 2014 compared to the same period of 2013. Excluding the impact of foreign exchange movements, Americas outdoor revenue decreased $16.8 million driven primarily by lower revenues in our Los Angeles market as a result of the impact of litigation as discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q, as well as the loss of certain national accounts and the nonrenewal of certain airport contracts. Increased capacity and occupancy for our digital displays outside Los Angeles partially offset these declines.

Direct operating expenses decreased $3.6 million including a decrease of $0.7 million from movements in foreign exchange compared to the same period of 2013.  Excluding the impact of foreign exchange movements, direct operating expenses in our Americas outdoor segment decreased $2.9 million primarily due to reduced site lease expenses related to our airports business resulting from the nonrenewal of certain airport contracts as well as cost reduction efforts from previous strategic efficiency initiatives.  SG&A expenses decreased $3.3 million primarily due to reduced compensation expenses, which were lower in connection with our reduced revenues.

International Outdoor Advertising Results of Operations

Our International outdoor advertising operating results were as follows:

(In thousands)	Three Months Ended
	March 31,		%
	2014	2013	Change
Revenue	$366,495	$363,749	1%
Direct operating expenses	248,225	249,300	(0%)
SG&A expenses	81,838	85,189	(4%)
Depreciation and amortization	50,444	50,993	(1%)
Operating loss	$(14,012)	$(21,733)	(36%)

International outdoor revenue increased $2.7 million during the first quarter of 2014 compared to the same period of 2013, including an increase of $1.4 million from movements in foreign exchange.  Excluding the impact of foreign exchange, revenues increased $1.3 million.  The increase was driven by revenue growth in emerging markets, including China, and certain developed markets including the UK and France, primarily in street furniture and digital advertising revenue, partially offset by declines in other countries, including those in Northern and Eastern Europe, primarily due to challenging macroeconomic conditions.

Direct operating expenses decreased $1.1 million including an increase of $1.2 million from movements in foreign exchange during the first quarter of 2014.  Excluding the impact of movements in foreign exchange, direct operating expenses decreased $2.3 million, resulting from various decreases across multiple countries as a result of previous strategic efficiency initiatives.  The $3.4 million reduction in SG&A expenses was primarily due to benefits resulting from previous strategic efficiency initiatives.

Reconciliation of Segment Operating Income to Consolidated Operating Income (Loss)

(In thousands)	Three Months Ended March 31,
	2014	2013
CCME	$137,867	$145,324
Americas outdoor advertising	36,758	46,513
International outdoor advertising	(14,012)	(21,733)
Other	278	(2,718)
Other operating income, net	165	2,395
Corporate expenses (1)	(78,243)	(88,453)
Consolidated operating income	$82,813	$81,328

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

Share-based compensation payments are recorded in corporate expenses and were $3.0 million and $5.5 million for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, there was $22.1 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions.  Based on the terms of the award agreements, this cost is expected to be recognized over a weighted average period of approximately three years.  In addition, as of March 31, 2014, there was $20.0 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following discussion highlights our cash flow activities during the three months ended March 31, 2014 and 2013, respectively.

(In thousands)	Three Months Ended March 31,
	2014	2013
Cash provided by (used for):
Operating activities	$(91,648)	$(86,591)
Investing activities	$152,654	$(57,211)
Financing activities	$(105,984)	$(354,282)

Operating Activities

Our consolidated net loss, adjusted for $253.4 million of non-cash items, resulted in negative cash flows of $179.0 million during the three months ended March 31, 2014.  Our consolidated net loss, adjusted for $121.0 million of non-cash items, resulted in negative cash flows of $88.2 million during the three months ended March 31, 2013.  Cash used for operating activities during the three months ended March 31, 2014 was $91.6 million compared to $86.6 million during the three months ended March 31, 2013.  Cash paid for interest was $27.4 million higher in the three months ended March 31, 2014 compared to the same period of the prior year due to an increase in the weighted average cost of debt.

Non-cash items affecting our net loss include depreciation and amortization, deferred taxes, gain on disposal of operating and fixed assets,  provision for doubtful accounts, share-based compensation, equity in earnings (loss) of nonconsolidated affiliates, amortization of deferred financing charges and note discounts, net and other reconciling items, net as presented on the face of the consolidated statement of cash flows.

Investing Activities

Cash provided by investing activities of $152.7 million during the three months ended March 31, 2014 primarily reflected proceeds of $221.0 million from the sale of our 50% interest in ARN, partially offset by capital expenditures of $67.4 million.  We spent $10.3 million for capital expenditures in our CCME segment primarily related to leasehold improvements and equipment, $12.2 million in our Americas outdoor segment primarily related to the construction of new advertising structures including digital displays, $25.1 million in our International outdoor segment primarily related to billboard and street furniture advertising structures, $1.8 million in our Other category, and $18.0 million by Corporate primarily related to equipment and software.

Cash used for investing activities during the first three months of 2013 primarily reflected capital expenditures of $61.6 million.  We spent $14.2 million for capital expenditures in our CCME segment primarily related to leasehold improvements, $12.9 million in our Americas outdoor segment primarily related to the construction of new advertising structures such as digital displays, $25.9 million in our International outdoor segment primarily related to new advertising structures such as billboards and street furniture and renewals of existing contracts, and $2.1 million in our Other category related to our national representation business, and $6.5 million at Corporate primarily related to equipment and software. Partially offsetting cash used for investing activities were $7.3 million of proceeds from the sales of other operating and fixed assets.

Financing Activities

Cash used for financing activities of $106.0 million during the three months ended March 31, 2014 primarily reflected payments on credit facilities, partially offset by proceeds from long-term debt. We repaid the full $247.0 million principal amount outstanding under our receivables based credit facility, using cash on hand. This was partially offset by cash proceeds from the sale by a subsidiary of ours of 14% Senior Notes due 2021 to private purchasers ($227.0 million in aggregate principal amount). Other cash used for financing activities included payments by a subsidiary of ours to repurchase $52.9 million aggregate principal amount of our outstanding 5.5% Senior Notes and $9.0 million aggregate principal amount of our outstanding 4.9% of Senior Notes for a total of $63.1 million, including accrued interest.

Cash used for financing activities of $354.3 million during the three months ended March 31, 2013 primarily reflected payments on long-term debt. We repaid our 5.75% senior notes at maturity for $312.1 million (net of $187.9 million principal amount held by and repaid to a subsidiary of ours) using cash on hand and our prepayment of $846.9 million outstanding under our Term Loan A under our senior secured credit facilities using the proceeds from the issuance of our 11.25% Priority Guarantee Notes, borrowings under our receivables based credit facility, and cash on hand.

Anticipated Cash Requirements

Our primary source of liquidity is cash on hand, cash flow from operations and borrowing capacity under our domestic receivables based credit facility, subject to certain limitations contained in our material financing agreements. A significant amount of our cash requirements are for debt service obligations.  We anticipate cash interest requirements of approximately $1.1 billion for the remainder of 2014.  At March 31, 2014, we had debt maturities totaling $429.3 million, $247.4 million, and $2.4 billion in 2014, 2015, and 2016, respectively.  At March 31, 2014, we had $660.7 million of cash on our balance sheet including $216.7 million in consolidated cash balances held outside the U.S. by our subsidiaries, all of which is readily convertible into other foreign currencies including the U.S. dollar. We disclose in Item 8 of our Form 10-K within Note 1, Summary of Significant Accounting Policies, that our policy is to permanently reinvest the earnings of our non-U.S. subsidiaries as these earnings are generally redeployed in those jurisdictions for operating needs and continued functioning of their businesses.  We have the ability and intent to indefinitely reinvest the undistributed earnings of consolidated subsidiaries based outside of the United States.  If any excess cash held by our foreign subsidiaries were needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes.  This is a result of significant current and historic deficits in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.

Our ability to fund our working capital, capital expenditures, debt service and other obligations, and to comply with the financial covenants under our financing agreements, depends on our future operating performance and cash from operations and our ability to generate cash from other liquidity-generating transactions, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond our control.  We are currently exploring, and expect to continue to explore, a variety of transactions to provide us with additional liquidity.  We cannot assure you that we will enter into or consummate any such liquidity-generating transactions, or that such transactions will provide sufficient cash to satisfy our liquidity needs, and we cannot currently predict the impact that any such transaction, if consummated, would have on us. If our future operating performance does not meet our expectations or our plans materially change in an adverse manner or prove to be materially inaccurate, we may not be able to refinance the debt as currently contemplated.  Our ability to refinance the debt will depend on the condition of the capital markets and our financial condition at the time.  There can be no assurance that refinancing alternatives will be available on terms acceptable to us or at all. Even if refinancing alternatives are available to us, we may not find them suitable or at comparable interest rates to the indebtedness being refinanced.  In addition, the terms of our existing or future debt agreements may restrict us from securing a refinancing on terms that are available to us at that time.  If we are unable to obtain sources of refinancing or generate sufficient cash through liquidity-generating transactions, we could face substantial liquidity problems, which could have a material adverse effect on our financial condition and on our ability to meet our obligations.

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

We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue acquisitions or dispositions, which could be material.  We and our subsidiaries’ significant amount of indebtedness may limit our ability to pursue acquisitions.  The terms of our existing or future debt agreements may also restrict our ability to engage in these transactions.

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

We were in compliance with the covenants contained in our material financing agreements as of March 31, 2014, including the maximum consolidated senior secured net debt to consolidated EBITDA limitation contained in our senior secured credit facilities. We believe our long-term plans, which include promoting spending in our industries and capitalizing on our diverse geographic and product opportunities, including the continued investment in our media and entertainment initiatives and continued deployment of digital displays, will enable us to continue generating cash flows from operations sufficient to meet our liquidity and funding requirements long term.  However, our anticipated results are subject to significant uncertainty and there can be no assurance that we will be able to maintain compliance with these covenants.  In addition, our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any covenants set forth in our financing agreements would result in a default thereunder. An event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, the lenders under the receivables based facility under our senior secured credit facilities would have the option to terminate their commitments to make further extensions of credit thereunder. If we are unable to repay our obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility. In addition, a default or acceleration under any of our material financing agreements could cause a default under other of our obligations that are subject to cross-default and cross-acceleration provisions. The threshold amount for a cross-default under the senior secured credit facilities is $100.0 million.

Sources of Capital

As of March 31, 2014 and December 31, 2013, we had the following debt outstanding, net of cash and cash equivalents:

(In millions)	March 31, 2014	December 31, 2013
Senior Secured Credit Facilities	$8,224.0	$8,225.8
Receivables Based Facility (1)	-	247.0
Priority Guarantee Notes	4,324.8	4,324.8
Other Secured Subsidiary Debt	19.8	21.1
Total Secured Debt	12,568.6	12,818.7

Senior Cash Pay Notes due 2016	94.3	94.3
Senior Toggle Notes due 2016	127.9	127.9
Senior Notes due 2021	1,645.2	1,404.2
Senior Notes	1,374.6	1,436.5
Subsidiary Senior Notes due 2022	2,725.0	2,725.0
Subsidiary Senior Subordinated Notes due 2020	2,200.0	2,200.0
Other Clear Channel Subsidiary Debt	0.9	-
Purchase accounting adjustments and original issue discount	(312.2)	(322.4)
Total Debt	20,424.3	20,484.2
Less: Cash and cash equivalents	660.7	708.2
	$19,763.6	$19,776.0

(1)        The receivables based credit facility provides for borrowings of up to the lesser of $535 million (the revolving credit commitment) or the borrowing base amount, as defined under the receivables based facility, subject to certain limitations contained in our material financing agreements.

Our subsidiaries have from time to time repurchased certain of our debt obligations and outstanding equity securities of CCOH and CCMH, and may in the future, as part of various financing and investment strategies, purchase additional outstanding indebtedness of us or our subsidiaries or outstanding equity securities of CCOH or CCMH, in tender offers, open market purchases, privately negotiated transactions or otherwise.  We or our subsidiaries may also sell certain assets, securities or properties and use the proceeds to reduce our indebtedness.  These purchases or sales, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations.  These transactions could also require or result in amendments to the agreements governing outstanding debt obligations or changes in our leverage or other financial ratios, which could have a material positive or negative impact on our ability to comply with the covenants contained in our debt agreements.  These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.

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

The following table reflects a reconciliation of consolidated EBITDA (as defined by our senior secured credit facilities) to operating income and net cash provided by operating activities for the four quarters ended March 31, 2014:

Four Quarters Ended
(In Millions)	March 31, 2014
Consolidated EBITDA (as defined by our senior secured credit facilities)	$1,920.8
Less adjustments to consolidated EBITDA (as defined by our senior secured credit facilities):
Cost incurred in connection with the closure and/or consolidation of facilities, retention charges, consulting fees, and other permitted activities	(85.3)
Extraordinary, non-recurring or unusual gains or losses or expenses and severance (as referenced in the definition of consolidated EBITDA in our senior secured credit facilities)	(28.7)
Non-cash charges	(37.4)
Cash received from nonconsolidated affiliates	(14.6)
Other items	(18.5)
Less: Depreciation and amortization, Impairment charges, Other operating income (expense), net, and Share-based compensation expense	(734.0)
Operating income	1,002.3
Plus: Depreciation and amortization, Impairment charges, Other operating income (expense), net, and Share-based compensation expense	734.0
Less: Interest expense	(1,695.0)
Less: Current income tax benefit	(68.8)
Plus: Other income (expense), net	(19.4)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities (including Provision for doubtful accounts, Amortization of deferred financing charges and note discounts, net and Other reconciling items, net)	155.1
Change in assets and liabilities, net of assets acquired and liabilities assumed	99.7
Net cash provided by operating activities	$207.9

The maximum ratio under this financial covenant is currently set at 9.00:1 and reduces to 8.75:1 for the four quarters ended December 31, 2014.  At March 31, 2014, the ratio was 6.3:1.

Subsidiary Sale of Clear Channel Long-Term Debt

On February 14, 2014, CC Finco, our indirect wholly-owned subsidiary, sold $227.0 million in aggregate principal amount of Senior Notes due 2021 to private purchasers in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Act”).  The purchasers validly tendered the Senior Notes due 2021 into our previously-announced registered exchange offer for the Senior Notes due 2021, which expired on February 20, 2014 (the “A/B Exchange Offer”).  Upon completion of the A/B Exchange Offer, the purchasers of the Senior Notes due 2021, along with all other holders of the Senior Notes due 2021 who validly tendered such notes into the A/B Exchange Offer, received Senior Notes due 2021 that were registered under the Act.  CC Finco contributed the net proceeds from the sale of the Senior Notes due 2021 to us. We intend to use such proceeds to repay, repurchase or otherwise acquire outstanding indebtedness from time to time and retire that indebtedness as it becomes due or upon its earlier repayment, repurchase or acquisition.

Uses of Capital

Debt Repayments, Maturities and Other

During February 2014, we repaid all principal amounts outstanding under our receivables based credit facility, using cash on hand.  This voluntary repayment did not reduce the commitments under this facility and we have the ability to redraw amounts under this facility at any time.

During March 2014, CC Finco repurchased, through open market purchases, a total of $61.9 million aggregate principal amount of notes, comprised of $52.9 million of our outstanding 5.5% Senior Notes due 2014 and $9.0 million of our  outstanding 4.9% Senior Notes due 2015, for a total purchase price of $63.1 million, including accrued interest.  We cancelled these notes subsequent to the purchase.

Dispositions and Other

We owned a 50% interest in ARN.  An impairment charge of $95.4 million was recorded during the fourth quarter of 2013 to write down the investment to its estimated fair value. On February 18, 2014, we sold our 50% interest in ARN recognizing a loss on the sale of $2.4 million and $11.5 million of foreign exchange losses that were reclassified from accumulated other comprehensive income at the date of the sale.

Certain Relationships with the Sponsors

We are party to a management agreement with certain affiliates of Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018.  These agreements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses.  For the three months ended March 31, 2014 and 2013, we recognized management fees and reimbursable expenses of $4.0 million and $4.1 million, respectively.

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

Interest Rate Risk

A significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. At March 31, 2014, approximately 40% of our aggregate principal amount of long-term debt bears interest at floating rates. Assuming the current level of borrowings and assuming a 30% change in LIBOR, it is estimated that our interest expense for the three months ended March 31, 2014 would have changed by $3.8 million.

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

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar.  Our foreign operations reported net income of $27.4 million for the three months ended March 31, 2014.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net loss for the three months ended March 31, 2014 by $2.7 million.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during the three months ended March 31, 2014 would have increased our net loss by a corresponding amount.

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

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Los Angeles Litigation

In 2008, Summit Media, LLC, one of our competitors, sued the City of Los Angeles (the “City”), Clear Channel Outdoor, Inc. and CBS Outdoor in Los Angeles Superior Court (Case No. BS116611) challenging the validity of a settlement agreement that had been entered into in November 2006 among the parties. Pursuant to the settlement agreement, Clear Channel Outdoor, Inc. had taken down existing billboards and converted 83 existing signs from static displays to digital displays pursuant to modernization permits issued through an administrative process of the City. The Los Angeles Superior Court ruled in January 2010 that the settlement agreement constituted an ultra vires act of the City and nullified its existence, but did not invalidate the modernization permits issued to Clear Channel Outdoor, Inc. and CBS. All parties appealed the ruling by the Los Angeles Superior Court to the Court of Appeal for the State of California, Second Appellate District, Division 8. On December 10, 2012, the Court of Appeal issued an order upholding the Superior Court’s finding that the settlement agreement was ultra vires and remanding the case to the Superior Court for the purpose of invalidating the modernization permits issued to Clear Channel Outdoor, Inc. and CBS for the digital displays that were the subject of the settlement agreement. On January 22, 2013, Clear Channel Outdoor, Inc. filed a petition with the California Supreme Court requesting its review of the matter, and the Supreme Court denied that petition on February 27, 2013. On April 12, 2013, the Los Angeles Superior Court invalidated 82 digital modernization permits issued to Clear Channel Outdoor, Inc. (77 of which displays were operating at the time of the ruling) and 13 issued to CBS and ordered that the companies turn off the electrical power to affected digital displays by the close of business on April 15, 2013. Clear Channel Outdoor, Inc. has complied with the order. On April 16, 2013, the Court conducted further proceedings during which it held that it was not invalidating two additional digital modernization permits that Clear Channel Outdoor, Inc. had secured through a special zoning plan and confirmed that its April 12 order invalidated only digital modernization permits – no other types of permits the companies may have secured for the signs at issue. Summit Media, LLC filed a further motion requesting that the Court order the demolition of the 82 sign structures on which the now-invalidated digital signs operated, as well as the invalidation of several other permits for traditional signs allegedly issued under the settlement agreement. At a hearing held on November 22, 2013, the Court denied Summit Media, LLC’s demolition motion by allowing the 82 sign structures and their LED faces to remain intact, thus allowing Clear Channel Outdoor, Inc. to seek permits under the existing City sign code to either wrap the LED faces with vinyl or convert the LED faces to traditional static signs. The Court further confirmed the invalidation of all permits issued under the settlement agreement. In anticipation of this order, Clear Channel Outdoor, Inc. had removed six static billboard facings solely permitted under the settlement agreement. At a hearing held on January 21, 2014, the Court denied Summit Media, LLC’s motion for attorney’s fees on the basis that Summit Media, LLC had a substantial financial interest in the outcome of the litigation and, therefore, was not entitled to fees under California’s private attorney general statute.  On March 12, 2014, Summit Media, LLC filed Notices of Appeal of the orders denying Summit Media, LLC’s fee petition and denying in part Summit Media, LLC’s demolition motion.

ITEM 1A.  RISK FACTORS

For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2013.  There have not been any material changes in the risk factors disclosed in the Form 10-K.

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

10.2

Amended and Restated Employment Agreement, dated as of January 13, 2014 between Robert Pittman and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on January 13, 2014).

10.3

Severance Agreement and General Release, dated as of January 13, 2014, by and between John Hogan and Clear Channel Broadcasting, Inc. (Incorporated by reference to Exhibit 10.3 to the CC Media Holdings, Inc. Form 8-K filed on January 13, 2014).

10.4

Amendment to the Executive Option Agreement under the Clear Channel 2008 Executive Incentive Plan, dated as of January 13, 2014, between Robert W. Pittman and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on January 13, 2014).

10.5

Restricted Stock Agreement under the Clear Channel 2008 Executive Incentive Plan, dated January 13, 2014, between Robert W. Pittman and CC Media Holdings, Inc. (Incorporated by reference to Exhibit C of Exhibit 10.1 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on January 13, 2014).

10.6

Restricted Stock Award Agreement under the Clear Channel Outdoor Holdings, Inc. 2012 Stock Incentive Plan, dated January 13, 2014, between Robert W. Pittman and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit D of Exhibit 10.1 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on January 13, 2014).

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

April 24, 2014

/s/ SCOTT D. HAMILTON

Scott D. Hamilton

Senior Vice President, Chief Accounting Officer and Assistant Secretary