Form 10-Q
period 2014-09-30
iHeartCommunications, Inc.
filed 2014-10-28
CIK 739708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

                ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

                 ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

Commission File Number

001-09645

IHEARTCOMMUNICATIONS, INC.

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

CLEAR CHANNEL COMMUNICATIONS, INC.

(former name, former address and former fiscal year, if changed since last report)

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

                                                 Class                                                                                      Outstanding at October 16, 2014

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

IHEARTCOMMUNICATIONS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

IHEARTCOMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	September 30, 2014
	(Unaudited)	December 31, 2013
CURRENT ASSETS
Cash and cash equivalents	$522,356	$708,151
Accounts receivable, net of allowance of $38,813 in 2014 and $48,401 in 2013	1,401,451	1,440,501
Prepaid expenses	205,906	203,485
Other current assets	169,806	161,157
Total Current Assets	2,299,519	2,513,294
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,643,527	1,765,510
Other property, plant and equipment, net	1,085,214	1,132,120
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	2,426,179	2,416,406
Indefinite-lived intangibles - permits	1,067,341	1,067,783
Other intangibles, net	1,267,087	1,466,546
Goodwill	4,212,612	4,202,187
OTHER ASSETS
Other assets	304,556	533,456
Total Assets	$14,306,035	$15,097,302

CURRENT LIABILITIES
Accounts payable	$130,303	$131,370
Accrued expenses	795,106	807,210
Accrued interest	156,451	194,844
Deferred income	211,268	176,460
Current portion of long-term debt	3,232	453,734
Total Current Liabilities	1,296,360	1,763,618
Long-term debt	20,481,547	20,030,479
Deferred income taxes	1,582,117	1,537,820
Other long-term liabilities	452,222	462,020
Commitments and contingent liabilities (Note 5)
SHAREHOLDER'S DEFICIT
Noncontrolling interest	219,051	245,531
Common Stock, par value $.001 per share, authorized and issued 500,000,000 shares in 2014 and 2013, respectively	500	500
Additional paid-in-capital	2,143,524	2,142,036
Accumulated deficit	(11,614,301)	(10,888,629)
Accumulated other comprehensive loss	(254,985)	(196,073)
Total Shareholder's Deficit	(9,506,211)	(8,696,635)
Total Liabilities and Shareholder's Deficit	$14,306,035	$15,097,302

See Notes to Consolidated Financial Statements

IHEARTCOMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$1,630,034	$1,587,522	$4,602,736	$4,548,677
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	645,981	648,743	1,885,698	1,879,109
Selling, general and administrative expenses (excludes depreciation and amortization)	429,687	411,354	1,266,092	1,226,058
Corporate expenses (excludes depreciation and amortization)	78,202	89,574	233,104	245,702
Depreciation and amortization	175,865	177,330	524,798	539,246
Impairment charges	35	-	4,937	-
Other operating income, net	47,172	6,186	45,709	9,694
Operating income	347,436	266,707	733,816	668,256
Interest expense	432,616	438,404	1,304,335	1,231,437
Gain on marketable securities	-	31	-	130,929
Equity in earnings (loss) of nonconsolidated affiliates	3,955	3,983	(9,388)	13,595
Loss on extinguishment of debt	(4,840)	-	(56,259)	(3,888)
Other income (expense), net	2,617	1,709	16,315	(17,389)
Loss before income taxes	(83,448)	(165,974)	(619,851)	(439,934)
Income tax benefit (expense)	(24,376)	73,802	(92,142)	158,650
Consolidated net loss	(107,824)	(92,172)	(711,993)	(281,284)
Less amount attributable to noncontrolling interest	7,028	9,683	13,679	16,372
Net loss attributable to the Company	$(114,852)	$(101,855)	$(725,672)	$(297,656)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(63,063)	40,502	(77,512)	(28,526)
Unrealized gain on securities and derivatives:
Unrealized holding gain (loss) on marketable securities	(74)	13	605	15,619
Unrealized holding gain on cash flow derivatives	-	17,114	-	48,180
Other adjustments to comprehensive loss	-	-	-	(998)
Reclassification adjustment for realized gains on securities included in net loss	-	(1,433)	3,309	(83,753)
Other comprehensive income (loss)	(63,137)	56,196	(73,598)	(49,478)
Comprehensive loss	(177,989)	(45,659)	(799,270)	(347,134)
Less amount attributable to noncontrolling interest	(9,744)	9,169	(14,686)	(2,408)
Comprehensive loss attributable to the Company	$(168,245)	$(54,828)	$(784,584)	$(344,726)

See Notes to Consolidated Financial Statements

IHEARTCOMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Consolidated net loss	$(711,993)	$(281,284)
Reconciling items:
Depreciation and amortization	524,798	539,246
Impairment charges	4,937	-
Deferred taxes	44,866	(195,356)
Provision for doubtful accounts	12,149	13,710
Amortization of deferred financing charges and note discounts, net	74,106	93,258
Share-based compensation	8,064	14,093
Gain on disposal of operating and fixed assets	(45,709)	(9,694)
Gain on marketable securities	-	(130,929)
Equity in (earnings) loss of nonconsolidated affiliates	9,388	(13,595)
Loss on extinguishment of debt	56,259	3,888
Other reconciling items, net	(16,291)	18,591
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	1,511	3,705
Increase in deferred income	41,247	28,176
Increase (decrease) in accrued expenses	10,120	(15,314)
Increase (decrease) in accounts payable	1,419	(12,128)
Decrease in accrued interest	(7,890)	(46,716)
Changes in other operating assets and liabilities	(35,441)	(10,808)
Net cash used for operating activities	(28,460)	(1,157)
Cash flows from investing activities:
Purchases of property, plant and equipment	(195,008)	(197,260)
Purchases of other operating assets	(3,279)	(2,587)
Purchases of investment assets	(8,520)	-
Proceeds from sale of investment securities	236,644	135,571
Proceeds from disposal of assets	10,367	39,797
Change in other, net	(3,603)	(3,507)
Net cash provided by (used for) investing activities	36,601	(27,986)
Cash flows from financing activities:
Draws on credit facilities	65,820	272,252
Payments on credit facilities	(315,032)	(23,844)
Proceeds from long-term debt	2,062,475	575,051
Payments on long-term debt	(1,944,564)	(1,223,336)
Payments to repurchase noncontrolling interests	-	(61,143)
Dividends and other payments to noncontrolling interests	(32,581)	(13,862)
Deferred financing charges	(25,933)	(10,222)
Change in other, net	455	2,003
Net cash used for financing activities	(189,360)	(483,101)
Effect of exchange rate changes on cash	(4,576)	(1,714)
Net decrease in cash and cash equivalents	(185,795)	(513,958)
Cash and cash equivalents at beginning of period	708,151	1,225,010
Cash and cash equivalents at end of period	$522,356	$711,052

See Notes to Consolidated Financial Statements

IHEARTCOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

Preparation of Interim Financial Statements

The accompanying consolidated financial statements were prepared by iHeartCommunications, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year.  The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2013 Annual Report on Form 10-K.

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

Information Regarding the Company

On September 16, 2014, CC Media Holdings, Inc., parent company of iHeartCommunications, Inc. (formerly known as Clear Channel Communications, Inc.), issued a press release that announced a change of its name to “iHeartMedia, Inc.” and changed the names of certain of its affiliates, including as follows:

Old Name:                                                                            New Name:

Clear Channel Capital I, LLC                                           iHeartMedia Capital I, LLC

Clear Channel Capital II, LLC                                         iHeartMedia Capital II, LLC

Clear Channel Communications, Inc.                             iHeartCommunications, Inc.

Clear Channel Management Services, Inc.                    iHeartMedia Management Services, Inc.

Clear Channel Broadcasting, Inc.                                    iHeartMedia + Entertainment, Inc.

Clear Channel Identity, Inc.                                              iHM Identity, Inc.

Clear Channel Satellite Services Inc.                               iHeartMedia Satellite Services, Inc.

Clear Channel Outdoor Holdings, Inc. (“CCOH”), an indirect subsidiary of the Company retained its existing name.

The Company is a Texas corporation with all of its common stock being held by iHeartMedia Capital I, LLC (the “Parent Company”).  All of the Parent Company’s interests are held by iHeartMedia Capital II, LLC, a direct, wholly-owned subsidiary of iHeartMedia, Inc. (“Parent”). Parent was formed in May 2007 by private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) for the purpose of acquiring the business of the Company.

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

IHEARTCOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

During the first quarter of 2014, the Company adopted the FASB’s ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity of an Investment in a Foreign Entity. The amendments are effective prospectively for the fiscal years (and interim periods within) beginning after December 15, 2013 and provide clarification guidance for the release of the cumulative translation adjustment under current U.S. GAAP. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements

During the first quarter of 2014, the Company adopted the FASB’s ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update requires unrecognized tax benefits to be offset against a deferred tax asset for a net operating loss carryforward, similar tax loss or tax credit carryforward in certain situations.  The amendments are effective prospectively for the fiscal years (and interim periods within) beginning after December 15, 2013.  The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

During the second quarter of 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  This new standard provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under U.S. GAAP.  The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2016.  The Company is currently evaluating the impact of the provisions of this new standard on its financial position and results of operations.

During the third quarter of 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This new standard clarifies that a performance target in a share-based compensation award that could be achieved after an employee completes the requisite service period should be treated as a performance condition that affects the vesting of the award. The standard is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015.  The Company is currently evaluating the impact of the provisions of this new standard on its financial position and results of operations.

IHEARTCOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL

Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets at September 30, 2014 and December 31, 2013, respectively.

(In thousands)	September 30, 2014	December 31, 2013
Structures	$3,023,714	$3,021,152
Less: accumulated depreciation	1,380,187	1,255,642
Structures, net	$1,643,527	$1,765,510

Land, buildings and improvements	$739,845	$723,268
Towers, transmitters and studio equipment	451,651	440,612
Furniture and other equipment	525,245	473,995
Construction in progress	89,881	123,814
	1,806,622	1,761,689
Less: accumulated depreciation	721,408	629,569
Other property, plant and equipment, net	$1,085,214	$1,132,120

Indefinite-lived Intangible Assets

The Company’s indefinite-lived intangible assets consist of Federal Communications Commission (“FCC”) broadcast licenses in its iHeartMedia (“iHM”) segment and billboard permits in its Americas outdoor advertising segment. Due to significant differences in both business practices and regulations, billboards in the International outdoor advertising segment are subject to long-term, finite contracts unlike the Company’s permits in the United States and Canada. Accordingly, there are no indefinite-lived intangible assets in the International outdoor advertising segment.

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

IHEARTCOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets at September 30, 2014 and December 31, 2013, respectively:

(In thousands)	September 30, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor
contractual rights	$749,372	$(490,255)	$777,521	$(464,548)
Customer / advertiser relationships	1,212,349	(735,526)	1,212,745	(645,988)
Talent contracts	319,384	(216,788)	319,617	(195,403)
Representation contracts	238,107	(201,215)	252,961	(200,058)
Permanent easements	174,628	-	173,753	-
Other	387,847	(170,816)	387,405	(151,459)
Total	$3,081,687	$(1,814,600)	$3,124,002	$(1,657,456)

Total amortization expense related to definite-lived intangible assets was $65.7 million and $70.2 million for the three months ended September 30, 2014 and 2013, respectively, and $198.9 million and $213.2 million for the nine months ended September 30, 2014 and 2013, respectively.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2015	$240,713
2016	222,207
2017	195,977
2018	126,664
2019	42,545

IHEARTCOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Goodwill

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments.

(In thousands)	iHM	Americas Outdoor Advertising	International Outdoor Advertising	Other	Consolidated
Balance as of December 31, 2012	$3,236,688	$571,932	$290,316	$117,149	$4,216,085
Impairment	-	-	(10,684)	-	(10,684)
Acquisitions	-	-	-	97	97
Dispositions	-	-	(456)	-	(456)
Foreign currency	-	-	(974)	-	(974)
Other	(1,881)	-	-	-	(1,881)
Balance as of December 31, 2013	$3,234,807	$571,932	$278,202	$117,246	$4,202,187
Acquisitions	28,760	-	-	298	29,058
Foreign currency	-	-	(18,693)	-	(18,693)
Other	60	-	-	-	60
Balance as of September 30, 2014	$3,263,627	$571,932	$259,509	$117,544	$4,212,612

The Company is the beneficiary of Aloha Station Trust, LLC (the “Aloha Trust”), which owns and operates radio stations which the Aloha Trust is required to divest in order to comply with Federal Communication Commission (“FCC”) media ownership rules, and which are being marketed for sale. During the three months ended September 30, 2014, the Aloha Trust completed a transaction in which it exchanged two radio stations for a portfolio of 29 radio stations.  In this transaction the Company received 28 radio stations.  One radio station was placed into the Brunswick Station Trust, LLC in order to comply with FCC media ownership rules where it is being marketed for sale, and the Company is the beneficiary of this trust.  The exchange was accounted for at fair value in accordance with ASC 805, Business Combinations resulting in the recognition of $28.8 million of goodwill.  The disposal of these radio stations resulted in a gain on sale of $43.5 million, which is included in Other operating income.

IHEARTCOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 3 – LONG-TERM DEBT

Long-term debt at September 30, 2014 and December 31, 2013, respectively, consisted of the following:

(In thousands)	September 30, 2014	December 31, 2013
Senior Secured Credit Facilities (1)	$7,231,222	$8,225,754
Receivables Based Facility due 2017	-	247,000
9.0% Priority Guarantee Notes due 2019	1,999,815	1,999,815
9.0% Priority Guarantee Notes due 2021	1,750,000	1,750,000
11.25% Priority Guarantee Notes due 2021	575,000	575,000
9.0% Priority Guarantee Notes due 2022	1,000,000	-
Other secured subsidiary long-term debt (2)	18,654	21,124
Total consolidated secured debt	12,574,691	12,818,693

10.75% Senior Cash Pay Notes due 2016	-	94,304
11.0%/11.75% Senior Toggle Notes due 2016	-	127,941
14.0% Senior Notes due 2021 (3)	1,661,697	1,404,202
The Company's Legacy Notes (4)	725,000	1,436,455
10.0% Senior Notes due 2018	850,000	-
6.5% Subsidiary Senior Notes due 2022	2,725,000	2,725,000
7.625% Subsidiary Senior Subordinated Notes due 2020	2,200,000	2,200,000
Other subsidiary debt	419	10
Purchase accounting adjustments and original issue discount	(252,028)	(322,392)
	20,484,779	20,484,213
Less: current portion	3,232	453,734
Total long-term debt	$20,481,547	$20,030,479

(1)        Term Loan B and Term Loan C mature in 2016. Term Loan D and Term Loan E mature in 2019.

(2)        Other secured subsidiary long-term debt matures at various dates from 2014 through 2025.

(3)        14.0% Senior Notes due 2021 are subject to required payments at various dates from 2018 through 2021.

(4)        The Company’s Legacy Notes, all of which were issued prior to the acquisition by iHeartMedia, Inc. and consist of Senior Notes maturing at various dates from 2016 through 2027.

The Company’s weighted average interest rates at September 30, 2014 and December 31, 2013 were 8.1% and 7.6%, respectively.  The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $20.3 billion and $20.5 billion at September 30, 2014 and December 31, 2013, respectively.  Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as either Level 1 or Level 2.

Subsidiary Sale of Long-Term Debt

On February 14, 2014, CC Finco LLC (“CC Finco”), an indirect wholly-owned subsidiary of the Company, sold $227.0 million in aggregate principal amount of 14.0% Senior Notes due 2021 issued by the Company to private purchasers in a transaction exempt from registration under the Securities Act of 1933, as amended. This $227.0 million in aggregate principal amount of 14.0% Senior Notes due 2021, which was previously eliminated in consolidation because the notes were held by a subsidiary, is now reflected on the Company’s consolidated balance sheet. CC Finco contributed the net proceeds from the sale of the 14.0% Senior Notes due 2021 to the Company, which intends to use such proceeds to repay, repurchase or otherwise acquire outstanding indebtedness from time to time and retire that indebtedness as it becomes due or upon its earlier repayment, repurchase or acquisition.

IHEARTCOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

10.0% Senior Notes Issuance

On May 1, 2014, CCU Escrow Corporation issued $850.0 million in aggregate principal amount of 10.0% Senior Notes due 2018 in a private offering.  On June 6, 2014, CCU Escrow Corporation merged into the Company and the Company assumed CCU Escrow Corporation’s obligations under the 10.0% Senior Notes due 2018.  The 10.0% Senior Notes due 2018 mature on January 15, 2018 and bear interest at a rate of 10.0% per annum, payable semi-annually on January 15 and July 15 of each year, beginning on July 15, 2014.  The 10.0% Senior Notes due 2018 are the senior unsecured obligations of the Company and are not guaranteed by the Company or any of the Company’s other parent companies or any of its subsidiaries.  The Company used the net proceeds from the issuance to redeem Senior Notes due 2014 and 2015.

14.0% Senior Notes due 2021 Issuance to a Subsidiary

On August 22, 2014, the Company issued and sold $222.2 million in aggregate principal amount of new 14.0% Senior Notes due 2021 to CC Finco in a transaction exempt from registration under the Securities Act of 1933, as amended.  The new 14.0% Senior Notes due 2021 were issued as additional notes under the indenture governing the Company’s existing 14.0% Senior Notes due 2021. On August 22, 2014, the Company redeemed all of the outstanding $94.3 million aggregate principal amount of Senior Cash Pay Notes due 2016 and $127.9 million aggregate principal amount of Senior Toggle Notes due 2016 using proceeds of the issuance of the new 14.0% Senior Notes due 2021.  The $222.2 million in aggregate principal amount of 14.0% Senior Notes due 2021 issued to CC Finco is eliminated in consolidation in our consolidated financial statements.

9.0% Priority Guarantee Notes due 2022 Issuance

On September 10, 2014, the Company issued $750.0 million aggregate principal amount of 9.0% Priority Guarantee Notes due 2022 at par.  On September 29, 2014, the Company issued an additional $250.0 million aggregate principal amount of 9.0% Priority Guarantee Notes due 2022 at an issue price of 101% of the principal amount of the notes plus accrued interest from September 10, 2014.  The notes issued on September 10, 2014 and the subsequent notes issued on September 29, 2014 have identical terms and are treated as a single class of notes (the “2022 Priority Guarantee Notes”).  The Company used the net proceeds from the issuances to prepay Term Loans due 2016.

The 2022 Priority Guarantee Notes mature on September 15, 2022 and bear interest at a rate of 9.0% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2015.  The 2022 Priority Guarantee Notes are the Company’s senior obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the guarantors named in the indenture governing such notes, including the Company. The 2022 Priority Guarantee Notes and the guarantors’ obligations under the guarantees are secured by (i) a lien on (a) the capital stock of the Company and (b) certain property and related assets that do not constitute “principal property” (as defined in the indenture governing certain legacy notes of the Company), in each case equal in priority to the liens securing the obligations under the Company’s senior secured credit facilities and existing priority guarantee notes, subject to certain exceptions, and (ii) a lien on the accounts receivable and related assets securing the Company’s receivables based credit facility junior in priority to the lien securing the Company’s obligations thereunder, subject to certain exceptions.

The Company may redeem the 2022 Priority Guarantee Notes at its option, in whole or part, at any time prior to September 15, 2017, at a price equal to 100% of the principal amount of the 2022 Priority Guarantee Notes redeemed, plus accrued and unpaid interest to the redemption date and plus an applicable premium. The Company may redeem the 2022 Priority Guarantee Notes, in whole or in part, on or after September 15, 2017, at the redemption prices set forth in the indenture plus accrued and unpaid interest to the redemption date.  At any time on or before September 15, 2017, the Company may elect to redeem up to 40% of the aggregate principal amount of the 2022 Priority Guarantee Notes at a redemption price equal to 109.0% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings.

The indenture governing the 2022 Priority Guarantee Notes contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) transfer or sell assets; (iv) engage in certain transactions with affiliates; (v) create restrictions on dividends or other payments by the restricted subsidiaries; and (vi) merge, consolidate or sell substantially all of the Company’s assets.  The indenture contains covenants that limit the Parent Company’s and the Company’s ability and the ability of their restricted subsidiaries to, among other things: (i) create liens on assets and (ii) materially impair the value of the security interests taken with respect to the collateral for the benefit of the notes’ collateral agent and the holders of the 2022 Priority Guarantee Notes. The indenture also provides for customary events of default.

IHEARTCOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Debt Repayments, Maturities and Other

During February 2014, the Company repaid all principal amounts outstanding under its receivables based credit facility, using cash on hand.  This voluntary repayment did not reduce the commitments under this facility and the Company has the ability to redraw amounts under this facility at any time.

During March 2014, CC Finco repurchased, through open market purchases, a total of $61.9 million aggregate principal amount of notes, comprised of $52.9 million of the Company’s outstanding 5.5% Senior Notes due 2014  and $9.0 million of the Company’s outstanding 4.9% Senior Notes due 2015, for a total purchase price of $63.1 million, including accrued interest.  The Company cancelled these notes subsequent to the purchase.  In connection with these transactions, the Company incurred expenses of $3.9 million, which are included in “Loss on extinguishment of debt” for the nine months ended September 30, 2014.

On June 6, 2014, using the proceeds from the issuance of the 10.0% Senior Notes due 2018, the Company redeemed $567.1 million aggregate principal amount of the Company’s 5.5% Senior Notes due 2014 (including $158.5 million principal amount of the notes held by a subsidiary of the Company) and $241.0 million aggregate principal amount of the Company’s 4.9% Senior Notes due 2015.  In connection with these transactions, the Company incurred expenses of $47.5 million, which are included in “Loss on extinguishment of debt” for the nine months ended September 30, 2014.

On August 22, 2014, the Company redeemed all of the outstanding $94.3 million aggregate principal amount of Senior Cash Pay Notes due 2016 and $127.9 million aggregate principal amount of Senior Toggle Notes due 2016 using proceeds of the issuance of the new Senior Notes due 2021 to CC Finco.

On September 10, 2014, the Company prepaid at par $729.0 million of the loans outstanding under its Term Loan B facility and $12.1 million of the loans outstanding under its Term Loan C-asset sale facility, using the net proceeds of the 2022 Priority Guarantee Notes issued on such date.

On September 29, 2014, the Company prepaid at par $245.9 million of the loans outstanding under its Term Loan B facility and $4.1 million of the loans outstanding under its Term Loan C-asset sale facility, using the net proceeds of the 2022 Priority Guarantee Notes issued on such date.

In connection with these transactions, the Company recognized a loss on extinguishment of debt of $4.8 million and $56.3 million for the three and nine months ended September 30, 2014, respectively

During the period of October 1, 2014 through October 27, 2014, CC Finco repurchased via open market transactions a total of $57.1 million aggregate principal amount of iHeart’s outstanding 5.5% Senior Notes due 2016 for a total purchase price of $55.5 million, including accrued interest.  The notes repurchased by CC Finco were not cancelled and remain outstanding..

NOTE 4 – SUPPLEMENTAL DISCLOSURES

Income Tax Benefit (Expense)

The Company’s income tax benefit (expense) for the three and nine months ended September 30, 2014 and 2013, respectively, consisted of the following components:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Current tax benefit (expense)	$(11,689)	$2,088	$(47,276)	$(36,706)
Deferred tax benefit (expense)	(12,687)	71,714	(44,866)	195,356
Income tax benefit (expense)	$(24,376)	$73,802	$(92,142)	$158,650

IHEARTCOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The effective tax rates for the three and nine months ended September 30, 2014 were (29.2)% and (14.9)%, respectively.  The effective tax rates for the three and nine months ended September 30, 2014 were primarily impacted by the valuation allowance required for deferred tax assets originating in the current year and recorded during the periods as additional deferred tax expense.  The valuation allowance was recorded against a portion of the U.S. Federal and State net operating losses due to the uncertainty of the ability to utilize those losses in future periods.

The effective tax rates for the three and nine months ended September 30, 2013 were 44.5% and 36.1%, respectively.  The effective tax rates for the three and nine months ended September 30, 2013 were primarily impacted by the cancellation of indebtedness income recognized during the periods and the Company’s inability to record tax benefit on tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years.

Supplemental Cash Flow Information

During the nine months ended September 30, 2014 and 2013, cash paid for interest and income taxes, net of income tax refunds of $6.0 million and $1.4 million, respectively, was as follows:

(In thousands)	Nine Months Ended September 30,
	2014	2013
Interest	$1,214,129	$1,189,876
Income taxes	30,384	38,366

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

Other Comprehensive Income (Loss)

The following table discloses the deferred income tax (asset) liability related to each component of other comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013, respectively:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Foreign currency translation adjustments and other	$-	$3,742	$8,181	$(12,385)
Unrealized holding gain on marketable securities	-	28,199	-	(11,010)
Unrealized holding gain on cash flow derivatives	-	10,254	-	28,759
Total increase in deferred tax liabilities	$-	$42,195	$8,181	$5,364

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

IHEARTCOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Although the Company is involved in a variety of legal proceedings in the ordinary course of business, a large portion of the Company’s litigation arises in the following contexts: commercial disputes; defamation matters; employment and benefits related claims; governmental fines; intellectual property claims; and tax disputes.

Los Angeles Litigation

In 2008, Summit Media, LLC, one of the Company’s competitors, sued the City of Los Angeles (the “City”), Clear Channel Outdoor, Inc. and CBS Outdoor in Los Angeles Superior Court (Case No. BS116611) challenging the validity of a settlement agreement that had been entered into in November 2006 among the parties and pursuant to which Clear Channel Outdoor, Inc. had taken down existing billboards and converted 83 existing signs from static displays to digital displays.  In 2009 the Los Angeles Superior Court ruled that the settlement agreement constituted an ultra vires act of the City, and nullified its existence.  After further proceedings, on April 12, 2013 the Los Angeles Superior Court invalidated 82 digital modernization permits issued to Clear Channel Outdoor, Inc. (77 of which displays were operating at the time of the ruling), and Clear Channel Outdoor, Inc. was required to turn off the electrical power to all affected digital displays on April 15, 2013.  The digital display structures remain intact but digital displays are currently prohibited in the City.  Clear Channel Outdoor, Inc. is seeking permits under the existing City sign code to either wrap the LED faces with vinyl or convert the LED faces to traditional static signs, and has obtained a number of such permits.  Clear Channel Outdoor, Inc. is also pursuing a new ordinance to permit digital signage in the City.

NOTE 6 - GUARANTEES

As of September 30, 2014, the Company had outstanding surety bonds and commercial standby letters of credit of $46.8 million and $110.0 million, respectively. These letters of credit and surety bonds relate to various operational matters including insurance, bid, and performance bonds as well as other items.

As of September 30, 2014, the Company had outstanding bank guarantees of $55.9 million related to international subsidiaries, of which $15.1 million were backed by cash collateral.

NOTE 7 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Company is a party to a management agreement with certain affiliates of the Sponsors and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018.  These agreements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses.  For the three months ended September 30, 2014 and 2013, the Company recognized management fees and reimbursable expenses of $3.7 million and $3.8 million, respectively.  For the nine months ended September 30, 2014 and 2013, the Company recognized management fees and reimbursable expenses of $11.3 million and $11.9 million, respectively.

IHEARTCOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 8 – STOCKHOLDER’S DEFICIT AND COMPREHENSIVE LOSS

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity.  The following table shows the changes in stockholder’s deficit attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2014	$(8,942,166)	$245,531	$(8,696,635)
Net income (loss)	(725,672)	13,679	(711,993)
Dividends and other payments to noncontrolling interests	-	(32,581)	(32,581)
Foreign currency translation adjustments	(62,754)	(14,758)	(77,512)
Unrealized holding gain on marketable securities	533	72	605
Unrealized holding gain on cash flow derivatives	-	-	-
Other adjustments to comprehensive loss	-	-	-
Other, net	1,488	7,108	8,596
Reclassifications	3,309	-	3,309
Balances at September 30, 2014	$(9,725,262)	$219,051	$(9,506,211)

Balances at January 1, 2013	$(8,299,188)	$303,997	$(7,995,191)
Net income (loss)	(297,656)	16,372	(281,284)
Dividends and other payments to noncontrolling interests	-	(58,942)	(58,942)
Foreign currency translation adjustments	(26,374)	(2,152)	(28,526)
Unrealized holding gain on marketable securities	15,594	25	15,619
Unrealized holding gain on cash flow derivatives	48,180	-	48,180
Other adjustments to comprehensive loss	(884)	(114)	(998)
Other, net	6,271	7,872	14,143
Reclassifications	(83,585)	(168)	(83,753)
Balances at September 30, 2013	$(8,637,642)	$266,890	$(8,370,752)

The Company does not have any compensation plans under which it grants awards to employees. Parent and Clear Channel Outdoor Holdings, Inc. (“CCOH”) have granted options to purchase shares of their Class A common stock to certain key individuals, as well as restricted stock and restricted stock units.

On August 11, 2014, CCOH (1) demanded repayment of $175 million outstanding under the Revolving Promissory Note with the Company (the “Due from iHeartCommunications Note”) and (2) concurrently paid a special cash dividend in an aggregate amount equal to $175 million (or $0.4865 per share) to its Class A and Class B stockholders of record at the close of business on August 4, 2014.  As the indirect parent of CCOH, the Company received approximately 88% of the proceeds from such dividend through its wholly-owned subsidiaries.  The remaining approximately 12% of the proceeds from the dividend, or approximately $21 million, was paid to the public stockholders of CCOH and is included in Dividends and other payments to noncontrolling interests in the Company’s consolidated statement of cash flows.  Following satisfaction of the demand, the balance outstanding under the Due from iHeartCommunications Note was reduced by $175 million.

NOTE 9 – SEGMENT DATA

The Company’s reportable segments, which it believes best reflect how the Company is currently managed, are iHeartMedia (formerly CCME), Americas outdoor advertising and International outdoor advertising.  Revenue and expenses earned and charged between segments are recorded at estimated fair value and eliminated in consolidation.  The iHeartMedia (“iHM”) segment provides media and entertainment services via broadcast and digital delivery and also includes the Company’s national syndication business.  The Americas outdoor advertising segment consists of operations primarily in the United States and Canada.  The International outdoor

IHEARTCOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

advertising segment primarily includes operations in Europe, Asia, Australia and Latin America.  The Americas outdoor and International outdoor display inventory consists primarily of billboards, street furniture displays and transit displays.  The Other category includes the Company’s media representation business as well as other general support services and initiatives which are ancillary to the Company’s other businesses.  Corporate includes infrastructure and support, including information technology, human resources, legal, finance and administrative functions of each of the Company’s reportable segments, as well as overall executive, administrative and support functions. Share-based payments are recorded in corporate expenses.

The following table presents the Company’s reportable segment results for the three and nine months ended September 30, 2014 and 2013.

(In thousands)	iHM	Americas Outdoor Advertising	International Outdoor Advertising	Other	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended September 30, 2014
Revenue	$830,509	$329,500	$413,294	$73,712	$-	$(16,981)	$1,630,034
Direct operating expenses	242,517	140,739	260,095	5,103	-	(2,473)	645,981
Selling, general and administrative expenses	269,009	55,257	84,356	35,563	-	(14,498)	429,687
Corporate expenses	-	-	-	-	78,212	(10)	78,202
Depreciation and amortization	61,606	48,973	50,105	8,389	6,792	-	175,865
Impairment charges	-	-	-	-	35	-	35
Other operating income, net	-	-	-	-	47,172	-	47,172
Operating income (loss)	$257,377	$84,531	$18,738	$24,657	$(37,867)	$-	$347,436

Intersegment revenues	$10	$721	$-	$16,250	$-	$-	$16,981
Capital expenditures	$9,336	$18,980	$22,860	$1,235	$1,176	$-	$53,587
Share-based compensation expense	$-	$-	$-	$-	$2,246	$-	$2,246

Three Months Ended September 30, 2013
Revenue	$823,863	$331,346	$391,667	$57,460	$-	$(16,814)	$1,587,522
Direct operating expenses	249,084	140,972	255,122	5,718	-	(2,153)	648,743
Selling, general and administrative expenses	260,264	55,739	75,698	34,314	-	(14,661)	411,354
Corporate expenses	-	-	-	-	89,574	-	89,574
Depreciation and amortization	64,745	48,530	49,090	9,925	5,040	-	177,330
Impairment charges	-	-	-	-	-	-	-
Other operating income, net	-	-	-	-	6,186	-	6,186
Operating income (loss)	$249,770	$86,105	$11,757	$7,503	$(88,428)	$-	$266,707

Intersegment revenues	$-	$1,110	$-	$15,704	$-	$-	$16,814
Capital expenditures	$22,171	$13,838	$19,983	$2,070	$6,518	$-	$64,580
Share-based compensation expense	$-	$-	$-	$-	$2,754	$-	$2,754

IHEARTCOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	iHM	Americas Outdoor Advertising	International Outdoor Advertising	Other	Corporate and other reconciling items	Eliminations	Consolidated
Nine Months Ended September 30, 2014
Revenue	$2,307,193	$917,404	$1,241,846	$184,236	$-	$(47,943)	$4,602,736
Direct operating expenses	678,681	413,761	781,730	17,839	-	(6,313)	1,885,698
Selling, general and administrative expenses	787,357	158,789	254,045	107,521	-	(41,620)	1,266,092
Corporate expenses	-	-	-	-	233,114	(10)	233,104
Depreciation and amortization	185,656	144,094	150,763	25,763	18,522	-	524,798
Impairment charges	-	-	-	-	4,937	-	4,937
Other operating income, net	-	-	-	-	45,709	-	45,709
Operating income (loss)	$655,499	$200,760	$55,308	$33,113	$(210,864)	$-	$733,816

Intersegment revenues	$10	$2,791	$-	$45,142	$-	$-	$47,943
Capital expenditures	$30,020	$48,390	$84,215	$4,121	$28,262	$-	$195,008
Share-based compensation expense	$-	-	-	-	8,064	-	8,064

Nine Months Ended September 30, 2013
Revenue	$2,286,040	$952,832	$1,187,262	$167,778	$-	$(45,235)	$4,548,677
Direct operating expenses	685,099	419,676	762,167	18,535	-	(6,368)	1,879,109
Selling, general and administrative expenses	755,351	165,232	238,786	105,556	-	(38,867)	1,226,058
Corporate expenses	-	-	-	-	245,702	-	245,702
Depreciation and amortization	200,615	144,256	150,013	29,797	14,565	-	539,246
Impairment charges	-	-	-	-	-	-	-
Other operating income, net	-	-	-	-	9,694	-	9,694
Operating income (loss)	$644,975	$223,668	$36,296	$13,890	$(250,573)	$-	$668,256

Intersegment revenues	$-	$1,253	$-	$43,982	$-	$-	$45,235
Capital expenditures	$58,335	$43,489	$68,683	$6,765	$19,988	$-	$197,260
Share-based compensation expense	$-	$-	$-	$-	$14,093	$-	$14,093

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Format of Presentation

On September 16, 2014, CC Media Holdings, Inc., the parent company of iHeartCommunications, Inc. (formerly known as Clear Channel Communications, Inc.), issued a press release that announced a change of its name to “iHeartMedia, Inc.” and a change to the names of certain of its affiliates, including as follows:

Old Name:                                                                            New Name:

Clear Channel Capital I, LLC                                           iHeartMedia Capital I, LLC

Clear Channel Capital II, LLC                                         iHeartMedia Capital II, LLC

Clear Channel Communications, Inc.                             iHeartCommunications, Inc.

Clear Channel Management Services, Inc.                    iHeartMedia Management Services, Inc.

Clear Channel Broadcasting, Inc.                                    iHeartMedia + Entertainment, Inc.

Clear Channel Identity, Inc.                                              iHM Identity, Inc.

Clear Channel Satellite Services Inc.                               iHeartMedia Satellite Services, Inc.

Clear Channel Outdoor Holdings, Inc., an indirect subsidiary of the Company, retains its existing name.

Management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and related footnotes.  Our discussion is presented on both a consolidated and segment basis.  All references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to iHeartCommunications, Inc. and its consolidated subsidiaries.  Our reportable segments are iHeartMedia (“iHM”), Americas outdoor advertising (“Americas outdoor” or “Americas outdoor advertising”) and International outdoor advertising (“International outdoor” or “International outdoor advertising”).  Our iHM segment provides media and entertainment services via broadcast and digital delivery and also includes our national syndication business.  Our Americas outdoor and International outdoor segments provide outdoor advertising services in their respective geographic regions using various digital and traditional display types. Included in the “Other” category are our media representation business, Katz Media Group, as well as other general support services and initiatives, which are ancillary to our other businesses.  Certain prior-period amounts have been reclassified to conform to the 2014 presentation.

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

Our iHM business utilizes several key measurements to analyze performance, including average minute rates and minutes sold. Our iHM revenue is derived primarily from selling advertising time, or spots, on our radio stations, with advertising contracts typically less than one year in duration.  The programming formats of our radio stations are designed to reach audiences with targeted demographic characteristics that appeal to our advertisers.  We also provide streaming content via the Internet, mobile and other digital platforms which reach national, regional and local audiences and derive revenues primarily from selling advertising time with advertising contracts similar to those used by our radio stations.

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

Executive Summary

The key developments in our business for the three months ended September 30, 2014 are summarized below:

•         Consolidated revenue increased $42.5 million including an increase of $0.6 million from movements in foreign exchange during the three months ended September 30, 2014  compared to the same period of 2013. Excluding foreign exchange impacts, consolidated revenue increased $41.9 million over the comparable three-month period of 2013.

•         iHM revenue increased $6.6 million during the three months ended September 30, 2014 compared to the same period of 2013 primarily driven by core national broadcast radio, political advertising, and traffic and weather services. These increases were partially offset by lower core local broadcast radio revenues.

•         Americas outdoor revenue decreased $1.8 million including a decrease of $0.5 million from movements in foreign exchange during the three months ended September 30, 2014 compared to the same period of 2013. Excluding foreign exchange impacts, revenue decreased $1.3 million over the comparable three-month period of 2013 primarily driven by lower spending by national accounts.

•         International outdoor revenue increased $21.6 million including an increase of $1.1 million from movements in foreign exchange during the three months ended September 30, 2014  compared to the same period of 2013. Excluding foreign exchange impacts, revenue increased $20.5 million over the comparable three-month period of 2013 primarily driven by growth in both western Europe and emerging markets.

•         Revenues in our Other category increased $16.3 million during the three months ended September 30, 2014 compared to the same period of 2013 primarily as a result of a contract termination fee of $12 million earned by our media representation business and higher political revenues.

•         During the third quarter of 2014, we spent $17.8 million on strategic revenue and efficiency initiatives to realign and improve our on-going business operations—an increase of $0.3 million compared to the third quarter of 2013.

•         In August 2014, we retired $222.2 million of our long-term debt through the issuance of 14.0% Senior Notes due 2021 and the redemption of all of the outstanding $94.3 million of Senior Cash Pay Notes due 2016 and $127.9 million of Senior Toggle Notes due 2016.

•         In September 2014, we issued and sold $1,000 million in 9.0% Priority Guarantee Notes due 2022 and used the net proceeds to prepay at par $974.9 million of the loans outstanding under our Term Loan B facility and $16.1 million of the loans outstanding under our Term Loan C-asset sale facility.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of our results of operations for the three and nine months ended September 30, 2014 to the three and nine months ended September 30, 2013 is as follows:

(In thousands)	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2014	2013	Change	2014	2013	Change
Revenue	$1,630,034	$1,587,522	2.7%	$4,602,736	$4,548,677	1.2%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	645,981	648,743	(0.4%)	1,885,698	1,879,109	0.4%
Selling, general and administrative expenses (excludes depreciation and amortization)	429,687	411,354	4.5%	1,266,092	1,226,058	3.3%
Corporate expenses (excludes depreciation and amortization)	78,202	89,574	(12.7%)	233,104	245,702	(5.1%)
Depreciation and amortization	175,865	177,330	(0.8%)	524,798	539,246	(2.7%)
Impairment charges	35	-	-	4,937	-	-
Other operating income, net	47,172	6,186	662.6%	45,709	9,694	371.5%
Operating income	347,436	266,707	30.3%	733,816	668,256	9.8%
Interest expense	432,616	438,404		1,304,335	1,231,437
Gain on marketable securities	-	31		-	130,929
Equity in earnings (loss) of nonconsolidated affiliates	3,955	3,983		(9,388)	13,595
Loss on extinguishment of debt	(4,840)	-		(56,259)	(3,888)
Other income (expense), net	2,617	1,709		16,315	(17,389)
Loss before income taxes	(83,448)	(165,974)		(619,851)	(439,934)
Income tax benefit (expense)	(24,376)	73,802		(92,142)	158,650
Consolidated net loss	(107,824)	(92,172)		(711,993)	(281,284)
Less amount attributable to noncontrolling interest	7,028	9,683		13,679	16,372
Net loss attributable to the Company	$(114,852)	$(101,855)		$(725,672)	$(297,656)

Consolidated Revenue

Our consolidated revenue during the third quarter of 2014  increased $42.5 million including an increase of $0.6 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, consolidated revenue increased $41.9 million. Our iHM revenue increased $6.6 million. Increased revenues from core national broadcast radio and political advertising, and traffic and weather services were partially offset by lower core local broadcast radio revenues.  Americas outdoor revenue decreased $1.8 million including negative movements in foreign exchange of $0.5 million compared to the same period of 2013. Excluding the impact of foreign exchange movements, Americas outdoor revenue decreased $1.3 million primarily driven by lower spending by national accounts. Our International outdoor revenue increased $21.6 million including positive movements in foreign exchange of $1.1 million compared to the same period of 2013. Excluding the impact of foreign exchange movements, International outdoor revenue increased $20.5 million primarily driven by growth in both western Europe and emerging markets. Other revenues increased $16.3 million primarily as a result of a contract termination fee of $12 million earned by our media representation business and higher political revenues.

Our consolidated revenue during the first nine months of 2014  increased $54.1 million including an increase of $11.6 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, consolidated revenue increased $42.5 million. Our iHM revenue increased $21.2 million driven by increased revenues from core national broadcast radio, political advertising, traffic and weather business, and digital revenues. Americas outdoor revenue decreased $35.4 million including negative movements in foreign exchange of $2.3 million compared to the same period of 2013. Excluding the impact of foreign exchange movements, Americas outdoor revenue decreased $33.1 million primarily driven by lower revenues in our Los Angeles market as a result of the impact of litigation, and lower revenues generated by national accounts and the nonrenewal of certain airport contracts. Our International outdoor revenue increased $54.6 million including positive movements in foreign exchange of $13.8 million compared to the same period of 2013. Excluding the impact of foreign exchange movements, International outdoor revenue increased $40.8 million primarily driven by growth resulting from new contracts and from growth in emerging markets, partially offset by declines in certain countries. Other revenues increased $16.5 million primarily as a result of an increase in political advertising and a contract termination fee earned by our media representation business.

Consolidated Direct Operating Expenses

Consolidated direct operating expenses during the third quarter of 2014 decreased $2.8 million including an increase of $0.9 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, consolidated direct operating expenses decreased $3.7 million. Our iHM direct operating expenses decreased $6.6 million compared to the third quarter of 2013 primarily resulting from lower costs in our national syndication business being partially offset by higher sports programming costs. Direct operating expenses in our Americas outdoor segment decreased $0.2 million including a decrease of $0.4 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, direct operating expenses in our Americas outdoor segment increased $0.2 million. Direct operating expenses in our International outdoor segment increased $5.0 million including an increase of $1.3 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, direct operating expenses in our International outdoor segment increased $3.7 million along with increased revenues primarily as a result of variable costs associated with new contracts.

Consolidated direct operating expenses during the first nine months of 2014 increased $6.6 million including an increase of $8.1 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, consolidated direct operating expenses decreased $1.5 million. Our iHM direct operating expenses decreased $6.4 million compared to the first nine months of 2013, primarily resulting from lower costs in our national syndication business partially offset by higher sports programming costs, and higher digital streaming expenses resulting from increased listening hours. Direct operating expenses in our Americas outdoor segment decreased $5.9 million including a decrease of $1.7 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, direct operating expenses in our Americas outdoor segment decreased $4.2 million, primarily due to site lease expenses related to the decrease in revenues and from the nonrenewal of certain airport contracts. Direct operating expenses in our International outdoor segment increased $19.6 million including an increase of $9.8 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, direct operating expenses in our International outdoor segment increased $9.8 million primarily as a result of higher variable costs associated with new contracts.

Consolidated Selling, General and Administrative (“SG&A”) Expenses

Consolidated SG&A expenses during the third quarter of 2014 increased $18.3 million including an increase of $0.1 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, consolidated SG&A expenses increased $18.2 million. Our iHM SG&A expenses increased $8.7 million primarily due to higher compensation expense, including commissions. SG&A expenses decreased $0.5 million in our Americas outdoor segment including a decrease of $0.1 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, Americas outdoor SG&A expenses decreased $0.4 million. Our International outdoor SG&A expenses increased $8.7 million including an increase of $0.2 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, SG&A expenses in our International outdoor segment increased $8.5 million compared to the same period of 2013 primarily due to higher expenses from investing in digital sales force, as well as higher compensation related to higher revenues.

Consolidated SG&A expenses during the first nine months of 2014 increased $40.0 million including an increase of $1.6 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, consolidated SG&A expenses increased $38.4 million. Our iHM SG&A expenses increased $32.0 million primarily due to higher compensation expense, including commissions, as well as higher spending on iHeart events. SG&A expenses decreased $6.4 million in our Americas outdoor segment including a decrease of $0.3 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, SG&A expenses in our Americas outdoor segment decreased $6.1 million primarily due to lower commission expense in connection with lower revenues, property tax refunds, and lower legal costs related to the Los Angeles litigation discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q. Our International outdoor SG&A expenses increased $15.3 million including a $1.9 million increase due to the effects of movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, SG&A expenses in our

International outdoor segment increased $13.4 million primarily due to higher compensation in connection with higher revenues, as well as higher litigation expenses.

Corporate Expenses

Corporate expenses decreased $11.4 million during the third quarter of 2014 compared to the same period of 2013 primarily driven by lower litigation expenses, lower compensation expenses including amounts related to our variable compensation plans and $7.8 million in executive transition costs that were recognized in the third quarter of 2013 related to the transition of the prior CFO.

Corporate expenses decreased $12.6 million during the first nine months of 2014 compared to the same period of 2013 primarily due to lower litigation expenses, the impact of $7.8 million in executive transition costs that were recognized in the third quarter of 2013 and an $8.5 million credit for the realization of an insurance recovery related to litigation filed by stockholders of Clear Channel Outdoor Holdings, Inc. (“CCOH”), an indirect non-wholly owned subsidiary of ours. The litigation settled during the fourth quarter of 2013. For more information about the matter, please refer to Item 3 of Part I in our Annual Report on Form 10-K for the year ended December 31, 2013.

Revenue and Efficiency Initiatives

Included in the amounts for direct operating expenses, SG&A and corporate expenses discussed above are expenses of $17.8 million and $51.6 million incurred in connection with our strategic revenue and efficiency initiatives during the three and nine months ended September 30, 2014, respectively. The costs were incurred to improve revenue growth, enhance yield, reduce costs, and organize each business to maximize performance and profitability. These costs consist primarily of consolidation of locations and positions, severance related to workforce initiatives, consulting expenses, and other costs incurred in connection with improving our businesses. These costs are expected to provide benefits in future periods as the initiative results are realized.

Of the strategic revenue and efficiency costs of $17.8 million during the third quarter of 2014, $3.4 million are reported within direct operating expenses, $6.3 million are reported within SG&A and $8.1 million are reported within corporate expense.  In the third quarter of 2013, such costs totaled $6.4 million, $3.4 million and $7.7 million, respectively. Of these costs during the nine months ended September 30, 2014, $7.8 million are reported within direct operating expenses, $18.3 million are reported within SG&A and $25.5 million are reported within corporate expense compared to $11.1 million, $14.3 million and $15.0 million, respectively, in the same period of 2013.

Depreciation and Amortization

Depreciation and amortization decreased $1.5 million and $14.4 million during the three and nine months ended September 30, 2014, respectively, compared to the same periods of 2013.  The decreases were primarily due to assets becoming fully depreciated since September 2013.

Other Operating Income (Expense), Net

Other operating income of $47.2 million and $45.7 million for the three and nine months ended September 30, 2014, respectively, and $6.2 million and $9.7 million for the three and nine months ended September 30, 2013, respectively.  The increase in Other operating income relates primarily to a non-cash gain of $43.5 million recognized during the three months ended September 30, 2014 related to the sale of non-core radio stations in exchange for a portfolio of 29 stations in five markets.

Interest Expense

Interest expense decreased $5.8 million during the three months ended September 30, 2014 compared to the same period of 2013, due to lower amortization of debt discount as a result of 2014 refinancing transactions discussed under “Liquidity and Capital Resources-Sources of Capital” and “Liquidity and Capital Resources-Uses of Capital”, partially offset by the impact of a higher weighted average cost of debt. Interest expense increased $72.9 million during the nine months ended September 30, 2014 compared to the same period of 2013, primarily due to the weighted average cost of debt increasing as a result of debt refinancings that occurred since September 2013.

Gain on Marketable Securities

The gain on marketable securities of $130.9 million for the nine months ended September 30, 2013 resulted from the sale of the shares we held in Sirius XM Radio, Inc. during the second quarter of 2013.

Equity in Earnings (Loss) of Nonconsolidated Affiliates

The loss of $9.4 million during the nine months ended September 30, 2014 primarily related to the $4.5 million gain on the sale of our 50% interest in Buspak in the third quarter, offset by the first quarter 2014 sale of our 50% interest in ARN, which included a loss on the sale of $2.4 million and $11.5 million of foreign exchange losses that were reclassified from accumulated other comprehensive income at the date of the sale.

 Loss on Extinguishment of Debt

In September of 2014, the Company prepaid $974.9 million of the loans outstanding under its Term Loan B facility and $16.1 million of the loans outstanding under its Term Loan C-asset sale facility. In connection with these transactions, we recognized a loss of $4.8 million for the three months ended September 30, 2014.

During June 2014, the Company redeemed $567.1 million aggregate principal amount of our outstanding 5.5% Senior Notes due 2014 and $241.0 million aggregate principal amount of our outstanding 4.9% Senior Notes due 2015. In connection with these transactions, we recognized a loss of $47.5 million for the three months ended June 30, 2014.

During the first quarter of 2014, CC Finco, LLC (“CC Finco”), an indirect wholly-owned subsidiary of ours, repurchased $52.9 million aggregate principal amount of our outstanding 5.5% Senior Notes due 2014 and $9.0 million aggregate principal amount of our outstanding 4.9% Senior Notes due 2015 for a total of $63.1 million, including accrued interest, through open market purchases. In connection with these transactions, we recognized a loss of $3.9 million.

In connection with the prepayment of Term Loan A of our senior secured credit facilities during the first quarter of 2013, we recognized a loss of $3.9 million due to the write-off of deferred loan costs.

Income Tax Benefit (Expense)

The effective tax rates for the three and nine months ended September 30, 2014 were (29.2)% and (14.9)%, respectively. The effective tax rates for the three and nine months ended September 30, 2014 were primarily impacted by the valuation allowance required for deferred tax assets originating in the current year and recorded during the periods as additional deferred tax expense. The valuation allowance was recorded against a portion of the U.S. Federal and State net operating losses due to the uncertainty of the ability to utilize those losses in future periods.

Our effective tax rates for the three and nine months ended September 30, 2013 were 44.5% and 36.1%, respectively. The effective tax rates for the three and nine months ended September 30, 2013 were primarily impacted by the cancellation of indebtedness income recognized during the periods and our inability to record tax benefit on tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years.

iHM Results of Operations

Our iHM operating results were as follows:

(In thousands)	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2014	2013	Change	2014	2013	Change
Revenue	$830,509	$823,863	1%	$2,307,193	$2,286,040	1%
Direct operating expenses	242,517	249,084	(3%)	678,681	685,099	(1%)
SG&A expenses	269,009	260,264	3%	787,357	755,351	4%
Depreciation and amortization	61,606	64,745	(5%)	185,656	200,615	(7%)
Operating income	$257,377	$249,770	3%	$655,499	$644,975	2%

Three Months

iHM revenue increased $6.6 million during the third quarter of 2014 compared to the same period of 2013.  Revenue increased for our core national broadcast radio, including events, and our national syndication business. Political advertising revenue was higher, as was revenue from our traffic and weather business as a result of the impact of strategic sales initiatives. Partially offsetting these increases were decreases in our core local broadcast radio revenues.

Direct operating expenses decreased $6.6 million during the third quarter of 2014 primarily resulting from lower expenses resulting from efficiency initiatives in prior periods and lower costs in our national syndication business. Partially offsetting these decreases was an increase in sports programming costs. Strategic revenue and efficiency costs included in direct operating expenses increased $0.2 million compared to the same period of 2013. SG&A expenses increased $8.7 million during the third quarter of 2014 primarily due to higher compensation expense, including commissions. Strategic revenue and efficiency costs included in SG&A expenses increased $2.2 million.

Nine Months

iHM revenue increased $21.2 million during the first nine months of 2014 compared to the same period of 2013 primarily due to higher revenues from our traffic and weather business as a result of new weather product offerings, increased political advertising, and higher core national broadcast, including events, and digital revenue. We continue to experience increases in digital streaming revenue as a result of continued increased listenership on our iHeartRadio platform. Partially offsetting these increases was a decrease in our local and syndication revenues.

Direct operating expenses decreased $6.4 million during the first nine months of 2014, primarily resulting from lower costs in our national syndication business partially offset by higher sports programming costs, and higher digital streaming expenses resulting from increased listening hours. SG&A expenses increased $32.0 million during the first nine months of 2014 primarily due to higher compensation expense, including commissions and higher spending on iHeart events. Strategic revenue and efficiency costs included in SG&A expenses increased $4.8 million compared to the same period in 2013.

Americas Outdoor Advertising Results of Operations

Our Americas outdoor advertising operating results were as follows:

(In thousands)	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2014	2013	Change	2014	2013	Change
Revenue	$329,500	$331,346	(1%)	$917,404	$952,832	(4%)
Direct operating expenses	140,739	140,972	(0%)	413,761	419,676	(1%)
SG&A expenses	55,257	55,739	(1%)	158,789	165,232	(4%)
Depreciation and amortization	48,973	48,530	1%	144,094	144,256	(0%)
Operating income	$84,531	$86,105	(2%)	$200,760	$223,668	(10%)

Three Months

Americas outdoor revenue decreased $1.8 million including negative movements in foreign exchange of $0.5 million during the third quarter of 2014 compared to the same period of 2013. Excluding the impact of foreign exchange movements, Americas outdoor revenue decreased $1.3 million primarily driven by lower national account revenues and the nonrenewal of certain airport contracts. Higher digital revenues were partially offset by decreases in revenues from traditional product lines.

Direct operating expenses decreased $0.2 million including a decrease of $0.4 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, direct operating expenses in our Americas outdoor segment increased $0.2 million. SG&A expenses decreased $0.5 million including a decrease of $0.1 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, SG&A expenses in our Americas outdoor segment decreased $0.4 million primarily due to property tax refunds and lower commissions that were partially offset by higher expenses related to litigation.

Nine Months

Our Americas outdoor revenue decreased $35.4 million including negative movements in foreign exchange of $2.3 million during the nine months ended September 30, 2014 compared to the same period of 2013. Excluding the impact of foreign exchange movements, Americas outdoor revenue decreased $33.1 million driven primarily by lower revenues in our Los Angeles market as a result of the impact of litigation as discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q, as well as lower spending by national accounts and the nonrenewal of certain airport contracts.

Direct operating expenses decreased $5.9 million including a decrease of $1.7 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, direct operating expenses in our Americas outdoor segment decreased $4.2 million, primarily due to site lease expenses related to the decrease in revenues and from the nonrenewal of certain airport contracts. SG&A expenses decreased $6.4 million including a decrease of $0.3 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, SG&A expenses in our Americas outdoor segment decreased $6.1 million primarily due to lower commission expense in connection with lower revenues, property tax refunds, and lower legal costs related to the Los Angeles litigation discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q.

International Outdoor Advertising Results of Operations

Our International outdoor advertising operating results were as follows:

(In thousands)	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2014	2013	Change	2014	2013	Change
Revenue	$413,294	$391,667	6%	$1,241,846	$1,187,262	5%
Direct operating expenses	260,095	255,122	2%	781,730	762,167	3%
SG&A expenses	84,356	75,698	11%	254,045	238,786	6%
Depreciation and amortization	50,105	49,090	2%	150,763	150,013	0%
Operating income	$18,738	$11,757	59%	$55,308	$36,296	52%

Three Months

Our International outdoor revenue increased $21.6 million including positive movements in foreign exchange of $1.1 million during the third quarter of 2014 compared to the same period of 2013. Excluding the impact of foreign exchange movements, International outdoor revenue increased $20.5 million primarily driven by revenue growth in Europe including Italy, due to a new contract for the Rome airports, as well as France and Sweden. Revenue in emerging markets also increased, particularly in China, as a result of new contracts.

Direct operating expenses increased $5.0 million including an increase of $1.3 million from movements in foreign exchange during the third quarter of 2014. Excluding the impact of foreign exchange movements, direct operating expenses in our International outdoor segment increased $3.7 million primarily driven by costs related to new contracts, including the Rome airport contract. SG&A expenses increased $8.7 million including an increase of $0.2 million from movements in foreign exchange during the third quarter of 2014. Excluding the impact of movements in foreign exchange, SG&A expenses increased $8.5 million primarily due to higher expenses from investing in digital sales force, as well as higher compensation related to higher revenues.

Nine Months

International outdoor revenue increased $54.6 million during the nine months ended September 30, 2014 compared to the same period of 2013, including an increase of $13.8 million from movements in foreign exchange. Excluding the impact of foreign exchange movements, revenues increased $40.8 million primarily driven by revenue growth in western Europe including Italy, due to a new contract for the Rome airport, as well as France, Sweden and other countries. Revenue in emerging markets also increased, particularly in China and Brazil as a result of new contracts.

Direct operating expenses increased $19.6 million including an increase of $9.8 million from movements in foreign exchange during the first nine months of 2014. Excluding the impact of movements in foreign exchange, direct operating expenses increased $9.8 million primarily as a result of higher variable costs associated with new contracts, including the Rome airport contract in Italy. SG&A expenses increased $15.3 million including an increase of $1.9 million from movements in foreign exchange during the first nine months of 2014. Excluding the impact of movements in foreign exchange, SG&A expenses increased $13.4 million primarily due to higher compensation in connection with higher revenues, as well as higher litigation expenses.

Reconciliation of Segment Operating Income to Consolidated Operating Income

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
iHM	$257,377	$249,770	$655,499	$644,975
Americas outdoor advertising	84,531	86,105	200,760	223,668
International outdoor advertising	18,738	11,757	55,308	36,296
Other	24,657	7,503	33,113	13,890
Other operating income, net	47,172	6,186	45,709	9,694
Impairment charges	(35)	-	(4,937)	-
Corporate expenses (1)	(85,004)	(94,614)	(251,636)	(260,267)
Consolidated operating income	$347,436	$266,707	$733,816	$668,256

(1)        Corporate expenses include expenses related to iHM, Americas outdoor, International outdoor and our Other category, as well as overall executive, administrative and support functions.

Share-Based Compensation Expense

We do not have any compensation plans under which we grant stock awards to employees. Our employees receive equity awards from iHeartMedia, Inc.’s (“iHM”) and CCOH’s equity incentive plans.

Share-based compensation payments are recorded in corporate expenses and were $2.2 million and $2.8 million for the three months ended September 30, 2014 and 2013, respectively, and $8.1 million and $14.1 million for the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, there was $26.0 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions.  Based on the terms of the award agreements, this cost is expected to be recognized over a weighted average period of approximately three years.  In addition, as of September 30, 2014, there was $19.2 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following discussion highlights our cash flow activities during the nine months ended September 30, 2014 and 2013, respectively.

(In thousands)	Nine Months Ended September 30,
	2014	2013
Cash provided by (used for):
Operating activities	$(28,460)	$(1,157)
Investing activities	$36,601	$(27,986)
Financing activities	$(189,360)	$(483,101)

Operating Activities

Cash used for operating activities during the nine months ended September 30, 2014 was $28.5 million compared to $1.2 million of cash used during the nine months ended September 30, 2013.  Our consolidated net loss included $672.6 million of non-cash items during the nine months ended September 30, 2014.  Our consolidated net loss for the nine months ended September 30, 2013 included $333.2 million of non-cash items. Non-cash items affecting our net loss include depreciation and amortization, impairment charges, deferred taxes, gain on disposal of operating and fixed assets, gain on marketable securities, loss on extinguishment of debt, provision for doubtful accounts, share-based compensation, equity in earnings (loss) of nonconsolidated affiliates, amortization of deferred financing charges and note discounts, net and other reconciling items, net as presented on the face of the consolidated statement of cash flows.  Cash paid for interest was $24.3 million higher in the nine months ended September 30, 2014 compared to the prior year due to an increase in the weighted average cost of debt, partially offset by the timing of accrued interest payments from refinancing transactions.

Investing Activities

Cash provided by investing activities of $36.6 million during the nine months ended September 30, 2014 primarily reflected proceeds of $236.6 million from the sale of our 50% interest in ARN and the sale of our 50% interest in Buspak, partially offset by capital expenditures of $195.0 million.  We spent $30.0 million for capital expenditures in our iHM segment primarily related to leasehold improvements and equipment, $48.4 million in our Americas outdoor segment primarily related to the construction of new advertising structures such as digital displays, $84.2 million in our International outdoor segment primarily related to billboard and street furniture advertising structures, $4.1 million in our Other category, and $28.3 million by Corporate primarily related to equipment and software.

Cash used for investing activities of $28.0 million during the nine months ended September 30, 2013 reflected our capital expenditures of $197.3 million as well as proceeds from the sale of our shares of Sirius XM Radio, Inc. of $135.5 million.  We spent $58.3 million for capital expenditures in our iHM segment primarily related to leasehold improvements, $43.5 million in our Americas outdoor segment primarily related to the construction of new advertising structures such as digital displays, $68.7 million in our International outdoor segment primarily related to new advertising structures such as billboards and street furniture and renewals of existing contracts, $6.8 million in our Other category related to our national representation business, and $20.0 million by Corporate primarily related to equipment and software.  Other cash provided by investing activities were $39.8 million of proceeds from sales of other operating and fixed assets.

Financing Activities

Cash used for financing activities of $189.4 million during the nine months ended September 30, 2014 primarily reflected payments on credit facilities and long-term debt, partially offset by proceeds from the issuance of long-term debt and the payment by CCOH of a dividend to Class A CCOH shareholders.  We received cash proceeds from the issuance by CCU Escrow Corporation of 10% Senior Notes due 2018 ($850.0 million in aggregate principal amount), the sale by a subsidiary of ours of 14% Senior Notes due 2021 to private purchasers ($227.0 million in aggregate principal amount) and the issuance to private purchasers of 9% Priority Guarantee Notes due 2022 ($1,000 million in aggregate principal amount).  This was partially offset by the redemption of $567.1 million principal amount outstanding of our 5.5% Senior Notes due 2014 (including $158.5 million principal amount of the notes held by a subsidiary of the Company) and $241.0 million principal amount outstanding of our 4.9% Senior Notes due 2015, the repayment of the full $247.0 million principal amount outstanding under our receivables-based credit facility, and the prepayment of $974.9 million aggregate principal amount of the Term B facility due 2016 and $16.1 million aggregate principal amount of the Term loan C facility due 2016.  In addition, we redeemed all of the outstanding $94.3 million aggregate principal amount of Senior Cash Pay Notes due 2016, and the $127.9 million aggregate principal amount of Senior Toggle Notes due 2016.

Cash used for financing activities of $483.1 million during the nine months ended September 30, 2013 primarily reflected payments on long-term debt. We repaid our 5.75% senior notes at maturity for $312.1 million (net of $187.9 million principal amount held by and repaid to a subsidiary of ours) using cash on hand. We prepaid $846.9 million outstanding under its Term Loan A under its senior secured credit facilities using the proceeds from the issuance of our 11.25% Priority Guarantee Notes, borrowings under its receivables based credit facility, and cash on hand.  Other cash used for financing activities included payments to repurchase noncontrolling interests of $61.1 million.

Anticipated Cash Requirements

Our primary source of liquidity is cash on hand, cash flow from operations and borrowing capacity under our domestic receivables-based credit facility, subject to certain limitations contained in our material financing agreements. A significant amount of our cash requirements are for debt service obligations. We anticipate cash interest requirements of approximately $325 million for the remainder of 2014.  At September 30, 2014, we had debt maturities totaling $1.1 million, $2.8 million, and $1.2 billion in 2014, 2015, and 2016, respectively. At September 30, 2014, we had $522.4 million of cash on our balance sheet including $194.7 million in consolidated cash balances held outside the U.S. by our subsidiaries, all of which is readily convertible into other foreign currencies including the U.S. dollar. We disclose in Item 8 of our Form 10-K within Note 1, Summary of Significant Accounting Policies, that our policy is to permanently reinvest the earnings of our non-U.S. subsidiaries as these earnings are generally redeployed in those jurisdictions for operating needs and continued functioning of their businesses. We have the ability and intent to indefinitely reinvest the undistributed earnings of consolidated subsidiaries based outside of the United States. If any excess cash held by our foreign subsidiaries were needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes. This is a result of significant current and historic deficits in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.

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

Our financing transactions during 2013 increased our annual interest expense by $267 million and our financing transactions during 2014 increased our annual interest expense by an additional $103 million. Our increased interest payment obligations will reduce our liquidity over time, which could in turn reduce our financial flexibility and make us more vulnerable to changes in operating performance and economic downturns generally, and could negatively affect our ability to obtain additional financing in the future.

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

We were in compliance with the covenants contained in our material financing agreements as of September 30, 2014, including the maximum consolidated senior secured net debt to consolidated EBITDA limitation contained in our senior secured credit facilities. We believe our long-term plans, which include promoting spending in our industries and capitalizing on our diverse geographic and product opportunities, including the continued investment in our media and entertainment initiatives and continued deployment of digital displays, will enable us to continue generating cash flows from operations sufficient to meet our liquidity and funding requirements long term. However, our anticipated results are subject to significant uncertainty and there can be no assurance that we will be able to maintain compliance with these covenants. In addition, our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any covenants set forth in our financing agreements would result in a default thereunder. An event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, the lenders under the receivables based facility under our senior secured credit facilities would have the option to terminate their commitments to make further extensions of credit thereunder. If we are unable to repay our obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility. In addition, a default or acceleration under any of our material financing agreements could cause a default under other of our obligations that are subject to cross-default and cross-acceleration provisions. The threshold amount for a cross-default under the senior secured credit facilities is $100.0 million.

Sources of Capital

As of September 30, 2014 and December 31, 2013, we had the following debt outstanding, net of cash and cash equivalents:

(In millions)	September 30, 2014	December 31, 2013
Senior Secured Credit Facilities	$7,231.2	$8,225.8
Receivables Based Facility (1)	-	247.0
Priority Guarantee Notes	5,324.8	4,324.8
Other Secured Subsidiary Debt	18.7	21.1
Total Secured Debt	12,574.7	12,818.7

10.75% Senior Cash Pay Notes due 2016	-	94.3
11.0% Senior Toggle Notes due 2016	-	127.9
14.0% Senior Notes due 2021	1,661.7	1,404.2
iHeart Senior Notes	725.0	1,436.5
10.0% Senior Notes due 2018	850.0	-
6.5% Subsidiary Senior Notes due 2022	2,725.0	2,725.0
7.625% Subsidiary Senior Subordinated Notes due 2020	2,200.0	2,200.0
Other iHeart Subsidiary Debt	0.4	-
Purchase accounting adjustments and original issue discount	(252.0)	(322.4)
Total Debt	20,484.8	20,484.2
Less: Cash and cash equivalents	522.4	708.2
	$19,962.4	$19,776.0

(1)        The receivables based credit facility provides for borrowings of up to the lesser of $535 million (the revolving credit commitment) or the borrowing base amount, as defined under the receivables based facility, subject to certain limitations contained in our material financing agreements.

Our subsidiaries have from time to time repurchased certain of our debt obligations and equity securities of CCOH and Parent, and may in the future, as part of various financing and investment strategies, purchase additional outstanding indebtedness of us or our subsidiaries or outstanding equity securities of CCOH or Parent, in tender offers, open market purchases, privately negotiated transactions or otherwise.  We or our subsidiaries may also sell certain assets, securities or properties.  These purchases or sales, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations.  These transactions could also require or result in amendments to the agreements governing outstanding debt obligations or changes in our leverage or other financial ratios, which could have a material positive or negative impact on our ability to comply with the covenants contained in our debt agreements.  These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.

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

The following table reflects a reconciliation of consolidated EBITDA (as defined by our senior secured credit facilities) to operating income and net cash provided by operating activities for the four quarters ended September 30, 2014:

Four Quarters Ended
(In Millions)	September 30, 2014
Consolidated EBITDA (as defined by our senior secured credit facilities)	$1,927.0
Less adjustments to consolidated EBITDA (as defined by our senior secured credit facilities):
Cost incurred in connection with the closure and/or consolidation of facilities, retention charges, consulting fees, and other permitted activities	(82.6)
Extraordinary, non-recurring or unusual gains or losses or expenses and severance (as referenced in the definition of consolidated EBITDA in our senior secured credit facilities)	(21.8)
Non-cash charges	(46.2)
Cash received from nonconsolidated affiliates	(2.8)
Other items	(17.3)
Less: Depreciation and amortization, Impairment charges, Other operating income (expense), net, and Share-based compensation expense	(797.3)
Operating income	959.0
Plus: Depreciation and amortization, Impairment charges, Other operating income (expense), net, and Share-based compensation expense	797.3
Less: Interest expense	(1,722.3)
Less: Current income tax benefit	(46.9)
Plus: Other income, net	11.7
Adjustments to reconcile consolidated net loss to net cash provided by operating activities (including Provision for doubtful accounts, Amortization of deferred financing charges and note discounts, net and Other reconciling items, net)	108.9
Change in assets and liabilities, net of assets acquired and liabilities assumed	77.9
Net cash provided by operating activities	$185.6

The maximum ratio under this financial covenant is currently set at 9.00:1 and reduces to 8.75:1 for the four quarters ended December 31, 2014.  At September 30, 2014, our ratio was 6.4:1.

Subsidiary Sale of iHeart Long-Term Debt

On February 14, 2014, CC Finco, LLC (“CC Finco”), an indirect wholly-owned subsidiary of ours, sold $227.0 million in aggregate principal amount of 14.0% Senior Notes due 2021 issued by us to private purchasers in a transaction exempt from registration under the Securities Act of 1933, as amended. This $227.0 million in aggregate principal amount of 14.0% Senior Notes due 2021, which was previously eliminated in consolidation because the notes were held by a subsidiary, is now reflected on our consolidated balance sheet. CC Finco contributed the net proceeds from the sale of the 14.0% Senior Notes due 2021 to us. We intend to use such proceeds to repay, repurchase or otherwise acquire outstanding indebtedness from time to time and retire that indebtedness as it becomes due or upon its earlier repayment, repurchase or acquisition.

10.0% Senior Notes Issuance

                On May 1, 2014, CCU Escrow Corporation issued $850.0 million in aggregate principal amount of 10.0% Senior Notes due 2018 in a private offering.  On June 6, 2014, CCU Escrow Corporation merged into the Company and we assumed CCU Escrow Corporation’s obligations under the Senior Notes due 2018.  The Senior Notes due 2018 mature on January 15, 2018 and bear interest at a rate of 10.0% per annum, payable semi-annually on January 15 and July 15 of each year, beginning on July 15, 2014.  The Senior Notes due 2018 are the senior unsecured obligations of the Company and are not guaranteed by any of our parent companies or any of its subsidiaries.  We used the net proceeds from the issuance to redeem Senior Notes due 2014 and 2015.

14.0% Senior Notes due 2021 Issuance to a Subsidiary

On August 22, 2014, we issued and sold $222.2 million in aggregate principal amount of new 14.0% Senior Notes due 2021 to CC Finco in a transaction exempt from registration under the Securities Act of 1933, as amended.  The new 14.0% Senior Notes due 2021 were issued as additional notes under the indenture governing our existing Senior Notes due 2021.  The $222.2 million in aggregate principal amount of 14.0% Senior Notes due 2021 issued to CC Finco is eliminated in consolidation in our consolidated financial statements.

9.0% Priority Guarantee Notes due 2022 Issuance

On September 10, 2014, we issued at par $750.0 million aggregate principal amount of 9.0% Priority Guarantee Notes due 2022.  On September 29, 2014, we issued an additional $250.0 million aggregate principal amount of 9.0% Priority Guarantee Notes due 2022 at an issue price of 101% of the principal amount of the notes plus accrued interest from September 10, 2014. The Priority Guarantee Notes due 2022 mature on September 15, 2022 and bear interest at a rate of 9.0% per annum, payable semi-annually on March 15 and September 15 of each year, beginning on March 15, 2015.  The Priority Guarantee Notes due 2022 are the senior secured obligations of the Company and are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the guarantors named in the indenture governing such notes.  We used the net proceeds from the issuance to prepay Term Loans due 2016.

Uses of Capital

Debt Repayments, Maturities and Other

During February 2014, we repaid all principal amounts outstanding under its receivables based credit facility, using cash on hand. This voluntary repayment did not reduce the commitments under this facility and we have the ability to redraw amounts under this facility at any time.

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

On August 22, 2014, we redeemed all of the outstanding $94.3 million aggregate principal amount of Senior Cash Pay Notes due 2016 and $127.9 million aggregate principal amount of Senior Toggle Notes due 2016 using proceeds of the issuance to CC Finco of the new 14.0% Senior Notes due 2021.

On September 10, 2014, we prepaid at par $729.0 million of the loans outstanding under its Term Loan B facility and $12.1 million of the loans outstanding under its Term Loan C-asset sale facility, using the net proceeds of the 2022 Priority Guarantee Notes issued on such date.

On September 29, 2014, we prepaid at par $245.9 million of the loans outstanding under its Term Loan B facility and $4.1 million of the loans outstanding under its Term Loan C-asset sale facility, using the net proceeds of the 2022 Priority Guarantee Notes issued on such date.

During the period of October 1, 2014 through October 27, 2014, CC Finco repurchased via open market transactions a total of $57.1 million aggregate principal amount of our outstanding 5.5% Senior Notes due 2016 for a total purchase price of $55.5 million, including accrued interest.  The notes repurchased by CC Finco were not cancelled and remain outstanding.

Certain Relationships with the Sponsors

We are party to a management agreement with certain affiliates of Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018.  These agreements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses.  For the three months ended September 30,

2014 and 2013, we recognized management fees and reimbursable expenses of $3.7 million and $3.8 million, respectively.  For the nine months ended September 30, 2014 and 2013, we recognized management fees and reimbursable expenses of $11.3 million and $11.9 million, respectively.

CCOH Dividend

In connection with the cash management arrangements for CCOH, the Company maintains an account reflecting the net activities resulting from day-to-day cash management services provided by the Company to CCOH.  A Revolving Promissory Note issued by iHeart to CCOH (the “Due from iHeartCommunications Note”), in the face amount of $1.0 billion, or if more or less than such amount, reflects the balance of this account.  As of September 30, 2014, the balance of the Due from iHeart Communications Note was $876 million, all of which is payable on demand.  The Due from iHeart Communications Note is eliminated in consolidation in our consolidated financial statements.

The Due from iHeart Communications Note previously was the subject of litigation.  Pursuant to the terms of the settlement of that litigation, CCOH’s board of directors established a committee for the specific purpose of monitoring the Due from iHeart Communications Note.  That committee has the non-exclusive authority, pursuant to the terms of its charter, to demand payments under the Due from iHeart Communications Note under certain specified circumstances tied to the Company’s liquidity or the amount outstanding under the Due from iHeart Communications Note as long as CCOH makes a simultaneous dividend equal to the amount so demanded.

On August 11, 2014, in accordance with the terms of its charter, (i) that committee demanded repayment of $175 million outstanding under the Due from iHeart Communications Note on such date and (ii) CCOH paid a special cash dividend in aggregate amount equal to $175 million to CCOH’s stockholders of record as of August 4, 2014. As the indirect parent of CCOH, we were entitled to approximately 88% of the proceeds from such dividend through our wholly-owned subsidiaries. The remaining approximately 12% of the proceeds from the dividend, or approximately $21 million, was paid to the public stockholders of CCOH and is included in Dividends and other payments to noncontrolling interests in our consolidated statement of cash flows. We funded the net payment of this $21 million with cash on hand, which reduced the amount of cash we have available to fund our working capital needs, debt service obligations and other obligations. Following satisfaction of the demand, the balance outstanding under the Due from iHeart Communications Note was reduced by $175 million.

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

Seasonality

Typically, our iHM, Americas outdoor and International outdoor segments experience their lowest financial performance in the first quarter of the calendar year, with International outdoor historically experiencing a loss from operations in that period.  Our International outdoor segment typically experiences its strongest performance in the second and fourth quarters of the calendar year. We expect this trend to continue in the future.

MARKET RISK

We are exposed to market risks arising from changes in market rates and prices, including movements in interest rates, foreign currency exchange rates and inflation.

Interest Rate Risk

A significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. At September 30, 2014, approximately 35% of our aggregate principal amount of long-term debt bears interest at floating rates. Assuming the current level of borrowings and assuming a 100% change in LIBOR, it is estimated that our interest expense for the nine months ended September 30, 2014 would have changed by $11.1 million.

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

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar.  Our foreign operations reported net income of $2.7 million and $13.0 million for the three and nine months ended September 30, 2014.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net income for the three months ended September 30, 2014 by $0.3 million and we estimate that our net income for the nine months ended September 30, 2014 would have decreased by $1.3 million.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during the three and nine months ended September 30, 2014 would have increased our net income for the three and nine months ended September 30, 2014 by corresponding amounts.

This analysis does not consider the implications that such currency fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

Inflation

Inflation is a factor in the economies in which we do business and we continue to seek ways to mitigate its effect.  Inflation has affected our performance in terms of higher costs for wages, salaries and equipment.  Although the exact impact of inflation is indeterminable, we believe we have offset these higher costs by increasing the effective advertising rates of most of our broadcasting stations, digital advertising, event promotions and outdoor display faces in our iHM, Americas outdoor, and International outdoor operations.

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

•         the risk that our cost savings or revenue initiatives may not be entirely successful or that any cost savings achieved from those initiatives may not persist; and

•         certain other factors set forth in our other filings with the Securities and Exchange Commission.

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

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Los Angeles Litigation

In 2008, Summit Media, LLC, one of the Company’s competitors, sued the City of Los Angeles (the “City”), Clear Channel Outdoor, Inc. and CBS Outdoor in Los Angeles Superior Court (Case No. BS116611) challenging the validity of a settlement agreement that had been entered into in November 2006 among the parties and pursuant to which Clear Channel Outdoor, Inc. had taken down existing billboards and converted 83 existing signs from static displays to digital displays.  In 2009 the Los Angeles Superior Court ruled that the settlement agreement constituted an ultra vires act of the City, and nullified its existence.  After further proceedings, on April 12, 2013 the Los Angeles Superior Court invalidated 82 digital modernization permits issued to Clear Channel Outdoor, Inc. (77 of which displays were operating at the time of the ruling), and Clear Channel Outdoor, Inc. was required to turn off the electrical power to all affected digital displays on April 15, 2013.  The digital display structures remain intact but digital displays are currently prohibited in the City.  Clear Channel Outdoor, Inc. is seeking permits under the existing City sign code to either wrap the LED faces with vinyl or convert the LED faces to traditional static signs, and has obtained a number of such permits.  Clear Channel Outdoor, Inc. is also pursuing a new ordinance to permit digital signage in the City.

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
4.1

Third Supplemental Indenture, dated as of August 22, 2014, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, the other guarantors party thereto, and Law Debenture Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.1 to the iHeartCommunications, Inc. Form 8-K filed on August 22, 2014).

4.2

Indenture, dated as of September 10, 2014, among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, the other guarantors party thereto, U.S. Bank National Association, as trustee, paying agent, registrar, authentication agent and transfer agent, and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 4.1 to iHeartCommunications, Inc.’s Current Report on Form 8-K filed on September 10, 2014).

4.3	Form of 9.0% Priority Guarantee Notes due 2022 (incorporated by reference to Exhibit 4.2 to iHeartCommunications, Inc.’s Current Report on Form 8-K filed on September 10, 2014).
4.4

Exchange and Registration Rights Agreement, dated as of September 10, 2014, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, certain subsidiary guarantors named therein and Goldman, Sachs & Co. and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 4.3 to iHeartCommunications, Inc.’s Current Report on Form 8-K filed on September 10, 2014).

4.5

Supplemental Indenture, dated as of September 29, 2014, among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, certain subsidiary guarantors named therein, U.S. Bank National Association, as trustee, paying agent, registrar, authentication agent and transfer agent and Deutsche Bank Trust Company Americas, as the collateral agent (incorporated by reference to Exhibit 4.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on September 29, 2014).

4.6

Exchange and Registration Rights Agreement, dated as of September 29, 2014, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, certain subsidiary guarantors named therein and Morgan Stanley & Co. LLC and Goldman, Sachs & Co. (incorporated by reference to Exhibit 4.2 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on September 29, 2014).

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

IHEARTCOMMUNICATIONS, INC.

October 28, 2014

/s/ SCOTT D. HAMILTON

Scott D. Hamilton

Senior Vice President, Chief Accounting Officer and Assistant Secretary