Form 10-Q
period 2015-03-31
iHeartCommunications, Inc.
filed 2015-04-30
CIK 739708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

                ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [   ] No [X]

(Explanatory Note: The registrant is a voluntary filer and is therefore not subject to the filing requirements of the Securities Exchange Act of 1934. However, during the preceding 12 months, and pursuant to the bond indentures of iHeartCommunications, Inc., the registrant has filed all reports that it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act of 1934 if the registrant was subject to the filing requirements of the Securities Exchange Act of 1934 during such timeframe.)

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

                                                Class                                                                                      Outstanding at April 26, 2015

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
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

iHeartCommunications, Inc. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	March 31,
	2015	December 31,
	(Unaudited)	2014
CURRENT ASSETS
Cash and cash equivalents	$289,014	$457,024
Accounts receivable, net of allowance of $30,193 in 2015 and $32,396 in 2014	1,242,075	1,395,248
Prepaid expenses	244,840	191,572
Other current assets	141,624	136,299
Total Current Assets	1,917,553	2,180,143
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,567,653	1,614,199
Other property, plant and equipment, net	1,018,137	1,084,865
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	2,411,259	2,411,071
Indefinite-lived intangibles - permits	1,065,810	1,066,748
Other intangibles, net	1,141,481	1,206,727
Goodwill	4,170,632	4,187,424
OTHER ASSETS
Other assets	289,408	289,065
Total Assets	$13,581,933	$14,040,242
CURRENT LIABILITIES
Accounts payable	$132,419	$132,258
Accrued expenses	718,418	799,475
Accrued interest	162,961	252,900
Deferred income	217,019	176,048
Current portion of long-term debt	2,844	3,604
Total Current Liabilities	1,233,661	1,364,285
Long-term debt	20,483,195	20,322,414
Deferred income taxes	1,566,965	1,563,888
Other long-term liabilities	451,795	454,863
Commitments and contingent liabilities (Note 4)
SHAREHOLDER'S DEFICIT
Noncontrolling interest	215,440	224,140
Common stock, par value $.001 per share, authorized and issued
500,000,000 shares in 2015 and 2014, respectively	500	500
Additional paid-in capital	2,084,342	2,101,132
Accumulated deficit	(12,067,356)	(11,682,390)
Accumulated other comprehensive loss	(386,609)	(308,590)
Total Shareholder's Deficit	(10,153,683)	(9,665,208)
Total Liabilities and Shareholder's Deficit	$13,581,933	$14,040,242

See Notes to Consolidated Financial Statements

iHeartCommunications, Inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

(In thousands)	Three Months Ended March 31,
	2015	2014
Revenue	$1,344,564	$1,342,548
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	578,519	597,688
Selling, general and administrative expenses (excludes depreciation and amortization)	416,188	414,636
Corporate expenses (excludes depreciation and amortization)	77,288	72,705
Depreciation and amortization	170,453	174,871
Other operating income (loss), net	(8,974)	165
Operating income	93,142	82,813
Interest expense	441,771	431,114
Gain on marketable securities	579	-
Equity in earnings (loss) of nonconsolidated affiliates	331	(13,326)
Loss on extinguishment of debt	(2,201)	(3,916)
Other income, net	19,891	1,541
Loss before income taxes	(330,029)	(364,002)
Income tax expense	(56,605)	(68,388)
Consolidated net loss	(386,634)	(432,390)
Less amount attributable to noncontrolling interest	(1,668)	(8,200)
Net loss attributable to the Company	$(384,966)	$(424,190)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(82,159)	(2,217)
Unrealized holding gain on marketable securities	822	1,084
Other adjustments to comprehensive income (loss)	(1,154)	3,309
Other comprehensive income (loss)	(82,491)	2,176
Comprehensive loss	(467,457)	(422,014)
Less amount attributable to noncontrolling interest	(6,353)	(2,963)
Comprehensive loss attributable to the Company	$(461,104)	$(419,051)

See Notes to Consolidated Financial Statements

iHeartCommunications, Inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Consolidated net loss	$(386,634)	$(432,390)
Reconciling items:
Depreciation and amortization	170,453	174,871
Deferred taxes	16,220	25,308
Provision for doubtful accounts	6,448	3,418
Amortization of deferred financing charges and note discounts, net	15,602	31,220
Share-based compensation	2,524	3,036
(Gain) loss on disposal of operating and fixed assets	552	(165)
Gain on marketable securities	(579)	-
Equity in (earnings) loss of nonconsolidated affiliates	(331)	13,326
Loss on extinguishment of debt	2,201	3,916
Other reconciling items, net	(20,033)	(1,577)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	114,083	149,407
Decrease in accrued expenses	(63,457)	(39,724)
Increase in accounts payable	6,284	8,008
Decrease in accrued interest	(73,316)	(39,739)
Increase in deferred income	48,623	61,525
Changes in other operating assets and liabilities	(74,852)	(52,088)
Net cash used in operating activities	(236,212)	(91,648)
Cash flows from investing activities:
Proceeds from sale of other investments	579	220,961
Purchases of property, plant and equipment	(56,455)	(67,408)
Proceeds from disposal of assets	32,603	1,425
Purchases of other operating assets	(1,964)	(370)
Change in other, net	(5,331)	(1,954)
Net cash provided by (used for) investing activities	(30,568)	152,654
Cash flows from financing activities:
Draws on credit facilities	120,000	820
Payments on credit facilities	(1,859)	(247,675)
Proceeds from long-term debt	950,000	209,975
Payments on long-term debt	(931,274)	(63,902)
Payments to purchase noncontrolling interests	(20,400)	-
Dividends and other payments to noncontrolling interests	(2,119)	(3,955)
Deferred financing charges	(10,011)	(1,064)
Change in other, net	644	(183)
Net cash provided by (used for) financing activities	104,981	(105,984)
Effect of exchange rate changes on cash	(6,211)	(2,431)
Net decrease in cash and cash equivalents	(168,010)	(47,409)
Cash and cash equivalents at beginning of period	457,024	708,151
Cash and cash equivalents at end of period	$289,014	$660,742
SUPPLEMENTAL DISCLOSURES:
Cash paid during the quarter for interest	$495,007	$412,643
Cash paid during the quarter for taxes	9,858	11,504

See Notes to Consolidated Financial Statements

iHeartCommunications, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

Preparation of Interim Financial Statements

All references in this Quarterly Report on Form 10-Q to the “Company”, “we,” “us” and “our” refer to iHeartCommunications, Inc. (the “Company”) and its consolidated subsidiaries.  The Company’s reportable segments are iHeartMedia (“iHM”), Americas outdoor advertising (“Americas outdoor” or “Americas outdoor advertising”) and International outdoor advertising (“International outdoor” or “International outdoor advertising”).

The accompanying consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods may not be indicative of results for the full year.  The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2014 Annual Report on Form 10-K.

We are a holding company and have no significant assets other than the ownership interests in our subsidiaries. All of our operations and all of our operating assets are held by our subsidiaries.  Certain of our outstanding indebtedness is fully and unconditionally guaranteed on a joint and several basis by our parent, iHeartMedia Capital I, LLC (“Capital I”), and certain of our material wholly-owned domestic subsidiaries.  Not all of our subsidiaries guarantee our obligations under such outstanding indebtedness.  For a presentation of the allocation of assets, liabilities, equity, revenues and expenses attributable to the guarantors of our indebtedness in conformity with the SEC’s Regulation S-X Rule 3-10(d), please refer to Note 10 to the consolidated financial statements of Parent as of and for the period ending March 31, 2015.

The consolidated financial statements include the accounts of the Company and its subsidiaries.  Also included in the consolidated financial statements are entities for which the Company has a controlling financial interest or is the primary beneficiary.  Investments in companies in which the Company owns 20 percent to 50 percent of the voting common stock or otherwise exercises significant influence over operating and financial policies of the Company are accounted for under the equity method.  All significant intercompany transactions are eliminated in the consolidation process.  Certain prior-period amounts have been reclassified to conform to the 2015 presentation.

During the first quarter of 2015, in connection with the appointment of the new chief executive officer for Clear Channel Outdoor Holdings, Inc. (“CCOH”) and a new chief executive officer for the Americas outdoor business, the Company reevaluated its segment reporting and determined that its Latin American operations should be managed by its Americas outdoor leadership team.  As a result, the operations of Latin America are no longer reflected within the Company’s International outdoor segment and are included in the results of its Americas outdoor segment.  In addition, the Company reorganized a portion of its national representation business such that the cost of sales personnel for iHeartMedia (“iHM”) radio stations are now included in the iHM segment and its national representation business no longer charges iHM for intercompany cost allocations.  Accordingly, the Company has recast the corresponding segment disclosures for prior periods to include Latin America within the Americas outdoor segment and has also recast the corresponding segment disclosures to reflect internal representation services as direct expenses of iHM.

The Company is a Texas corporation with all of its common stock being held by Capital I.  All of Capital I’s interests are held by iHeartMedia Capital II, LLC, a direct, wholly-owned subsidiary of iHeartMedia, Inc. (“Parent”). Parent was formed in May 2007 by private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) for the purpose of acquiring the business of the Company.

Omission of Per Share Information

Net loss per share information is not presented as Capital I owns 100% of the Company’s common stock. The Company does not have any publicly traded common stock.

New Accounting Pronouncements

During the first quarter of 2015, the Company adopted the Financial Accounting Standards Board’s (“FASB”) ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued

iHeartCommunications, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Operations and Disclosures of Disposals of Components of an Entity.  This update provides guidance for the recognition, measurement and disclosure of discontinued operations. The amendments were effective for fiscal years (and interim periods within) beginning after December 15, 2014 and were to be applied retrospectively to all prior periods presented for such obligations that existed at the beginning of an entity’s fiscal year of adoption.  The adoption of these standards did not have a material effect on the Company’s consolidated financial statements.

During the first quarter of 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis. This new standard eliminates the deferral of FAS 167, which has allowed entities with interest in certain investment funds to follow the previous consolidation guidance in FIN 46(R), and makes other changes to both the variable interest model and the voting model. The standard is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015.  The Company is currently evaluating the impact of the provisions of this new standard on its financial position and results of operations.

NOTE 2 – Property, plant and equipment, INTANGIBLE ASSETS AND GOODWILL

Dispositions

During the first quarter 2015, the Company sold its executive office building and data and administrative service center located in San Antonio, TX in exchange for proceeds of $34.3 million.  Concurrently with the sale of these properties, the Company entered into lease agreements for the continued use of the buildings, pursuant to which the Company will have annual lease payments of $2.6 million.  The Company recognized a loss of $0.2 million on the sale of the executive office building, which was recognized on the date of sale and a gain of $8.1 million on the sale of the data and administrative service center, which will be recognized over the term of the lease.

On April 3, 2015, Parent and certain of the Company’s subsidiaries completed the first closing of the previously-announced agreement with an affiliate of Vertical Bridge Holdings, LLC, for the sale of 411 of the Company’s broadcast communications tower sites and related assets for up to $400 million. In connection with the first closing, the Company sold 367 of its tower sites and related assets in exchange for $369 million of proceeds.  Simultaneous with the first closing, the Company entered into lease agreements for the continued use of the towers.

Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets at March 31, 2015 and December 31, 2014, respectively:

(In thousands)	March 31,	December 31,
	2015	2014
Land, buildings and improvements	$698,642	$731,925
Structures	2,961,735	2,999,582
Towers, transmitters, and studio equipment	457,517	453,044
Furniture and other equipment	544,002	536,255
Construction in progress	68,030	95,671
	4,729,926	4,816,477
Less: accumulated depreciation	2,144,136	2,117,413
Other property, plant and equipment, net	$2,585,790	$2,699,064

Indefinite-lived Intangible Assets

The Company’s indefinite-lived intangible assets consist of Federal Communications Commission (“FCC”) broadcast licenses in its iHM segment and billboard permits in its Americas outdoor advertising segment. Due to significant differences in both business practices and regulations, billboards in the International outdoor advertising segment and in Latin America are subject to long-term, finite contracts unlike the Company’s permits in the United States and Canada. Accordingly, there are no indefinite-lived intangible assets in the International outdoor advertising segment.

iHeartCommunications, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets at March 31, 2015 and December 31, 2014, respectively:

(In thousands)	March 31, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor contractual rights	$666,821	$(445,797)	$716,723	$(476,523)
Customer / advertiser relationships	1,222,518	(800,930)	1,222,518	(765,596)
Talent contracts	319,384	(231,083)	319,384	(223,936)
Representation contracts	240,017	(211,229)	238,313	(206,338)
Permanent easements	171,238	-	171,271	-
Other	388,247	(177,705)	388,160	(177,249)
Total	$3,008,225	$(1,866,744)	$3,056,369	$(1,849,642)

Total amortization expense related to definite-lived intangible assets was $62.9 million and $66.9 million for the three months ended March 31, 2015 and 2014, respectively.

As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2016	$222,529
2017	199,136
2018	126,019
2019	41,451
2020	35,217

iHeartCommunications, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Goodwill

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments:

(In thousands)	iHM	Americas Outdoor Advertising	International Outdoor Advertising	Other	Consolidated
Balance as of December 31, 2013	$3,234,807	$585,227	$264,907	$117,246	$4,202,187
Acquisitions	17,900	-	-	299	18,199
Foreign currency	-	(653)	(32,369)	-	(33,022)
Other	60	-	-	-	60
Balance as of December 31, 2014	$3,252,767	$584,574	$232,538	$117,545	$4,187,424
Acquisitions	-	-	-	-	-
Foreign currency	-	(167)	(16,625)	-	(16,792)
Other	-	-	-	-	-
Balance as of March 31, 2015	$3,252,767	$584,407	$215,913	$117,545	$4,170,632

iHeartCommunications, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – LONG-TERM DEBT
Long-term debt at March 31, 2015 and December 31, 2014 consisted of the following:

(In thousands)	March 31,	December 31,
	2015	2014
Senior Secured Credit Facilities(1)	$6,300,000	$7,231,222
Receivables Based Credit Facility Due 2017	120,000	-
9.0% Priority Guarantee Notes Due 2019	1,999,815	1,999,815
9.0% Priority Guarantee Notes Due 2021	1,750,000	1,750,000
11.25% Priority Guarantee Notes Due 2021	575,000	575,000
9.0% Priority Guarantee Notes Due 2022	1,000,000	1,000,000
10.625% Priority Guarantee Notes Due 2023	950,000	-
Subsidiary Revolving Credit Facility Due 2018	-	-
Other Secured Subsidiary Debt(2)	16,729	19,257
Total Consolidated Secured Debt	12,711,544	12,575,294

14.0% Senior Notes Due 2021	1,678,314	1,661,697
The Company's Legacy Notes(3)	667,900	667,900
10.0% Senior Notes Due 2018	730,000	730,000
Subsidiary Senior Notes due 2022	2,725,000	2,725,000
Subsidiary Senior Subordinated Notes due 2020	2,200,000	2,200,000
Other Subsidiary Debt	467	1,024
Purchase accounting adjustments and original issue discount	(227,186)	(234,897)
Total debt	20,486,039	20,326,018
Less: current portion	2,844	3,604
Total long-term debt	$20,483,195	$20,322,414

(1)	Term Loan D and Term Loan E mature in 2019.
(2)	Other secured subsidiary debt matures at various dates from 2015 through 2025.
(3)	The Company's Legacy Notes, all of which were issued prior to the acquisition by iHeartMedia, Inc., consist of Senior Notes maturing at various dates from 2016 through 2027.

The Company’s weighted average interest rates at March 31, 2015 and December 31, 2014 were 8.4% and 8.1%, respectively.  The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $20.0 billion and $19.7 billion at March 31, 2015 and December 31, 2014, respectively.  Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as either Level 1 or Level 2.

Debt Issuance

On February 26, 2015, the Company issued at par $950.0 million aggregate principal amount of 10.625% Priority Guarantee Notes due 2023.  The notes mature on March 15, 2023 and bear interest at a rate of 10.625% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2015.  The Company used the net proceeds from the offering primarily to prepay its term loan facilities due 2016.

During the first quarter of 2015, the Company borrowed $120.0 million principal amount under its receivables based credit facility due 2017 and used the borrowings therefrom for general corporate purposes.

iHeartCommunications, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Debt Repayments, Maturities, and Other

On February 26, 2015, the Company prepaid at par $916.1 million of loans outstanding under its Term Loan B facility and $15.2 million of loans outstanding under its Term Loan C asset sale facility, using the net proceeds of the Priority Guarantee Notes due 2023 issued on such date.

Guarantees

As of March 31, 2015, the Company had outstanding surety bonds, commercial standby letters of credit, and bank guarantees of $45.9 million, $115.5 million and $49.5 million, respectively. Bank guarantees of $12.4 million were cash secured.  These surety bonds, letters of credit and bank guarantees relate to various operational matters including insurance, bid, concession and performance bonds as well as other items.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

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

Los Angeles Litigation

In 2008, Summit Media, LLC, one of the Company’s competitors, sued the City of Los Angeles (the “City”), Clear Channel Outdoor, Inc. and OUTFRONT Media Inc. (formerly CBS Outdoor Americas Inc.) in Los Angeles Superior Court (Case No. BS116611) challenging the validity of a settlement agreement that had been entered into in November 2006 among the parties and pursuant to which Clear Channel Outdoor, Inc. had taken down existing billboards and converted 83 existing signs from static displays to digital displays.  In 2009 the Los Angeles Superior Court ruled that the settlement agreement constituted an ultra vires act of the City, and nullified its existence.  After further proceedings, on April 12, 2013 the Los Angeles Superior Court invalidated 82 digital modernization permits issued to Clear Channel Outdoor, Inc. (77 of which displays were operating at the time of the ruling), and Clear Channel Outdoor, Inc. was required to turn off the electrical power to all affected digital displays on April 15, 2013.  The digital display structures remain intact but digital displays are currently prohibited in the City.  Clear Channel Outdoor, Inc. is seeking permits under the existing City sign code to either wrap the LED faces with vinyl or convert the LED faces to traditional static signs, and has obtained a number of such permits.  Clear Channel Outdoor, Inc. is also pursuing a new ordinance to permit digital signage in the City.

iHeartCommunications, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – INCOME TAXES

Income Tax Expense
The Company’s income tax expense for the three months ended March 31, 2015 and 2014, respectively, consisted of the following components:

(In thousands)	Three Months Ended March 31,
	2015	2014
Current tax expense	$(40,385)	$(43,080)
Deferred tax expense	(16,220)	(25,308)
Income tax expense	$(56,605)	$(68,388)

The effective tax rate for the three months ended March 31, 2015 was (17.2)% and for the three months ended March 31, 2014 was (18.8)%. The 2015 and 2014 effective tax rates were primarily impacted by the valuation allowance recorded against deferred tax assets resulting from current period net operating losses in U.S. federal, state and certain foreign jurisdictions due to the uncertainty of the ability to utilize those assets in future periods.

NOTE 6 – SHAREHOLDER’S DEFICIT

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity.  The following table shows the changes in shareholder’s deficit attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2015	$(9,889,348)	$224,140	$(9,665,208)
Net income (loss)	(384,966)	(1,668)	(386,634)
Dividends and other payments to noncontrolling interests	-	(2,119)	(2,119)
Purchase of additional noncontrolling interests	(19,264)	(1,136)	(20,400)
Foreign currency translation adjustments	(75,840)	(6,319)	(82,159)
Unrealized holding gain on marketable securities	738	84	822
Other adjustments to comprehensive loss	(1,036)	(118)	(1,154)
Other, net	593	2,576	3,169
Balances at March 31, 2015	$(10,369,123)	$215,440	$(10,153,683)

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2014	$(8,942,166)	$245,531	$(8,696,635)
Net loss	(424,190)	(8,200)	(432,390)
Foreign currency translation adjustments	875	(3,092)	(2,217)
Unrealized holding gain on marketable securities	955	129	1,084
Other adjustments to comprehensive loss	3,309	-	3,309
Other, net	430	(1,533)	(1,103)
Balances at March 31, 2014	$(9,360,787)	$232,835	$(9,127,952)

The Company does not have any compensation plans under which it grants awards to employees. Parent and CCOH have granted restricted stock, restricted stock units and options to purchase shares of their Class A common stock to certain key individuals.

iHeartCommunications, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 — OTHER INFORMATION

Other Comprehensive Income (Loss)

The total (decrease) increase in deferred income tax liabilities of other comprehensive income (loss) related to foreign currency translation adjustments and other for the quarters ended March 31, 2015 and 2014 were ($0.6) million and $8.2 million respectively.

Barter and Trade

Barter and trade revenues and expenses from continuing operations are included in consolidated revenue and selling, general and administrative expenses, respectively.  Barter and trade revenues were $30.0 million and $13.6 million for the three months ended March 31, 2015 and 2014, respectively and barter and trade expenses were $28.1 million and $13.5 million for the three months ended March 31, 2015 and 2014, respectively.

NOTE 8 – SEGMENT DATA

The Company’s reportable segments, which it believes best reflect how the Company is currently managed, are iHM, Americas outdoor advertising and International outdoor advertising.  Revenue and expenses earned and charged between segments are recorded at estimated fair value and eliminated in consolidation.  The iHM segment provides media and entertainment services via broadcast and digital delivery and also includes the Company’s events and national syndication businesses.  The Americas outdoor advertising segment consists of operations primarily in the United States, Canada, and Latin America.  The International outdoor advertising segment primarily includes operations in Europe, Asia, and Australia.  The Other category includes the Company’s media representation business as well as other general support services and initiatives that are ancillary to the Company’s other businesses.  Corporate includes infrastructure and support, including information technology, human resources, legal, finance and administrative functions for each of the Company’s reportable segments, as well as overall executive, administrative and support functions. Share-based payments are recorded in corporate expense.

iHeartCommunications, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the first quarter of 2015, the Company revised its segment reporting, as discussed in Note 1.  The following table presents the company’s reportable segment results for the three months ended March 31, 2015 and 2014.

(In thousands)	iHM	Americas Outdoor Advertising	International Outdoor Advertising	Other	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended March 31, 2015
Revenue	$697,801	$295,863	$319,180	$35,462	$-	$(3,742)	$1,344,564
Direct operating expenses	213,829	146,234	216,737	3,398	-	(1,679)	578,519
Selling, general and administrative expenses	261,349	55,637	71,493	29,772	-	(2,063)	416,188
Depreciation and amortization	60,742	50,340	42,441	7,666	9,264	-	170,453
Corporate expenses	-	-	-	-	77,288	-	77,288
Other operating expense, net	-	-	-	-	(8,974)	-	(8,974)
Operating income (loss)	$161,881	$43,652	$(11,491)	$(5,374)	$(95,526)	$-	$93,142
Intersegment revenues	$-	$1,101	$-	$2,641	$-	$-	$3,742
Capital expenditures	$11,913	$16,695	$25,105	$1,051	$1,691	$-	$56,455
Share-based compensation expense	$-	$-	$-	$-	$2,524	$-	$2,524

Three Months Ended March 31, 2014
Revenue	$670,347	$290,610	$344,641	$41,495	$-	$(4,545)	$1,342,548
Direct operating expenses	211,946	143,364	238,149	6,388	-	(2,159)	597,688
Selling, general and administrative expenses	253,345	56,368	76,581	30,728	-	(2,386)	414,636
Depreciation and amortization	60,324	49,712	48,331	8,719	7,785	-	174,871
Corporate expenses	-	-	-	-	72,705	-	72,705
Other operating income, net	-	-	-	-	165	-	165
Operating income (loss)	$144,732	$41,166	$(18,420)	$(4,340)	$(80,325)	$-	$82,813
Intersegment revenues	$-	$976	$-	$3,569	$-	$-	$4,545
Capital expenditures	$10,292	$16,444	$20,862	$1,807	$18,003	$-	$67,408
Share-based compensation expense	$-	$-	$-	$-	$3,036	$-	$3,036

NOTE 9 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Company is a party to a management agreement with certain affiliates of the Sponsors and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018. These agreements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses. For the three months ended March 31, 2015 and 2014, the Company recognized management fees and reimbursable expenses of $3.9 million and $4.0 million, respectively.

Stock Purchases

On August 9, 2010, the Company announced that its board of directors approved a stock purchase program under which the Company or its subsidiaries may purchase up to an aggregate of $100.0 million of the Class A common stock of Parent and/or the Class A common stock of CCOH. The stock purchase program did not have a fixed expiration date and could be modified, suspended or terminated at any time at our discretion. In January 2015, CC Finco, LLC (“CC Finco”), an indirect wholly-owned subsidiary of the Company, purchased 2,000,000 shares of CCOH’s Class A common stock for $20.4 million.  During 2014, CC Finco purchased 5,000,000 shares of CCOH’s Class A common stock for approximately $48.8 million.  During 2012, CC Finco purchased 111,291 shares of Parent’s Class A common stock for $0.7 million. During 2011, CC Finco purchased 1,553,971 shares of CCOH’s Class A

iHeartCommunications, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

common stock through open market purchases for approximately $16.4 million.  As of March 31, 2015, an aggregate $13.8 million was available under the stock purchase program to purchase Class A common stock of Parent and/or the Class A common stock of CCOH.

On April 2, 2015, CC Finco purchased an additional 2,172,946 shares of CCOH’s Class A common stock for $22.2 million, increasing iHeartCommunications’ collective holdings to represent slightly more than 90% of the outstanding shares of CCOH’s common stock on a fully-diluted basis, assuming the conversion of all of CCOH’s Class B common stock into Class A common stock. As a result of this purchase, the stock purchase program concluded. The purchase of shares in excess of the amount available under the stock purchase program was separately approved by the board of directors.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Format of Presentation

Management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related footnotes.  Our discussion is presented on both a consolidated and segment basis.  All references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to iHeartCommunications, Inc. and its consolidated subsidiaries.  Our reportable segments are iHeartMedia (“iHM”), Americas outdoor advertising (“Americas outdoor” or “Americas outdoor advertising”) and International outdoor advertising (“International outdoor” or “International outdoor advertising”).  Our iHM segment provides media and entertainment services via broadcast and digital delivery and also includes our events and national syndication businesses.  Our Americas outdoor and International outdoor segments provide outdoor advertising services in their respective geographic regions using various digital and traditional display types. Included in the “Other” category are our media representation business, Katz Media Group, as well as other general support services and initiatives, which are ancillary to our other businesses.  Certain prior-period amounts have been reclassified to conform to the 2015 presentation.

We manage our operating segments primarily focusing on their operating income, while Corporate expenses, Other operating income (expense), net, Interest expense, Gain on marketable securities, Equity in earnings (loss) of nonconsolidated affiliates, Loss on extinguishment of debt, Other income, net and Income tax benefit are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.

Our iHM business utilizes several key measurements to analyze performance, including average minute rates and minutes sold. Our iHM revenue is derived primarily from selling advertising time, or spots, on our radio stations, with advertising contracts typically less than one year in duration.  The programming formats of our radio stations are designed to reach audiences with targeted demographic characteristics that appeal to our advertisers.  We also provide streaming content via the Internet, mobile and other digital platforms that reach national, regional and local audiences and derive revenues primarily from selling advertising time with advertising contracts similar to those used by our radio stations. Additionally, we promote, produce and curate special nationally-recognized events for our listeners.

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

Our advertising revenue for all of our segments is correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP, both domestically and internationally.  Internationally, our results are impacted by fluctuations in foreign currency exchange rates and economic conditions in the foreign markets in which we have operations.

Executive Summary

The key developments in our business for the three months ended March 31, 2015 are summarized below:

•         Consolidated revenue increased $2.0 million during the three months ended March 31, 2015 compared to the same period of 2014. Excluding the $53.8 million impact from movements in foreign exchange rates, consolidated revenue increased $55.8 million during the three months ended March 31, 2015 compared to the same period of 2014.

•         iHM revenue increased $27.5 million during the three months ended March 31, 2015 compared to the same period of 2014 driven primarily by our traffic and weather and syndication businesses and events.

•         Americas outdoor revenue increased $5.3 million during the three months ended March 31, 2015 compared to the same period of 2014. Excluding the $3.7 million impact from movements in foreign exchange rates, Americas outdoor revenue increased $9.0 million during the three months ended March 31, 2015 compared to the same period of 2014 primarily driven by higher revenues from digital billboards and Times Square spectaculars.

•         International outdoor revenue decreased $25.5 million during the three months ended March 31, 2015 compared to the same period of 2014. Excluding the $50.1 million impact from movements in foreign exchange rates, International outdoor revenue increased $24.6 million during the three months ended March 31, 2015 compared to the same period of 2014 primarily driven by growth in Europe, Australia and China.

•         Other revenues decreased $6.0 million during the three months ended March 31, 2015 compared to the same period of 2014 primarily as a result of lower political revenues from our media representation business.

•         We spent $10.4 million on strategic revenue and efficiency initiatives during Q1 2015 to realign and improve our on-going business operations—a decrease of $2.8 million compared to Q1 2014.

•          In February 2015, the Company issued $950.0 million of 10.625% Priority Guarantee Notes due 2023 and used the net proceeds primarily to prepay at par $916.1 million of the loans outstanding under its Term Loan B facility and $15.2 million of the loans outstanding under its Term Loan C asset sale facility.

•         On April 3, 2015, Parent and certain of our subsidiaries completed the first closing of our previously-announced agreement with an affiliate of Vertical Bridge Holdings, LLC, for the sale of 411 of our broadcast communications tower sites and related assets for up to $400 million. In connection with the first closing, we sold 367 tower sites in exchange for $369 million of proceeds.  Simultaneous with the first closing, we entered into lease agreements for the continued use of the towers.

Consolidated Results of Operations
The comparison of our historical results of operations for the three months ended March 31, 2015 to the three months ended March 31, 2014 is as follows:

(In thousands)	Three Months Ended
	March 31,		%
	2015	2014	Change
Revenue	$1,344,564	$1,342,548	0.2%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	578,519	597,688	(3.2%)
Selling, general and administrative expenses (excludes depreciation and amortization)	416,188	414,636	0.4%
Corporate expenses (excludes depreciation and amortization)	77,288	72,705	6.3%
Depreciation and amortization	170,453	174,871	(2.5%)
Other operating income (loss), net	(8,974)	165	(5538.8%)
Operating income	93,142	82,813	12.5%
Interest expense	441,771	431,114
Gain on marketable securities	579	-
Equity in earnings (loss) of nonconsolidated affiliates	331	(13,326)
Loss on extinguishment of debt	(2,201)	(3,916)
Other income, net	19,891	1,541
Loss before income taxes	(330,029)	(364,002)
Income tax expense	(56,605)	(68,388)
Consolidated net loss	(386,634)	(432,390)
Less amount attributable to noncontrolling interest	(1,668)	(8,200)
Net loss attributable to the Company	$(384,966)	$(424,190)

Consolidated Revenue

Consolidated revenue increased $2.0 million during the three months ended March 31, 2015 compared to the same period of 2014. Excluding the $53.8 million impact from movements in foreign exchange rates, consolidated revenue increased $55.8 million during the three months ended March 31, 2015 compared to the same period of 2014. iHM revenue increased $27.5 million during the three months ended March 31, 2015 compared to the same period of 2014 driven primarily by our traffic and weather and syndication businesses and events, partially offset by a decrease in core local revenues. Americas outdoor revenue increased $5.3 million during the three months ended March 31, 2015 compared to the same period of 2014. Excluding the $3.7 million impact from movements in foreign exchange rates, Americas outdoor revenue increased $9.0 million during the three months ended March 31, 2015 compared to the same period of 2014 primarily driven by higher revenues from digital billboards and Times Square spectaculars. International outdoor revenue decreased $25.5 million during the three months ended March 31, 2015 compared to the same period of 2014. Excluding the $50.1 million impact from movements in foreign exchange rates, International outdoor revenue increased $24.6 million during the three months ended March 31, 2015 compared to the same period of 2014 primarily driven by new contracts and from growth in Europe, Australia and China.  Other revenues decreased $6.0 million during the three months ended March 31, 2015 compared to the same period of 2014 primarily as a result of lower political revenues from our media representation business.

Consolidated Direct Operating Expenses

Consolidated direct operating expenses decreased $19.2 million during the three months ended March 31, 2015 compared to the same period of 2014. Excluding the $36.0 million impact from movements in foreign exchange rates, consolidated direct operating expenses increased $16.8 million during the three months ended March 31, 2015 compared to the same period of 2014. iHM direct operating expenses increased $1.9 million during the three months ended March 31, 2015 compared to the same period of 2014, primarily resulting from higher music license and performance royalties.  Americas outdoor direct operating expenses increased $2.9 million during the three months ended March 31, 2015 compared to the same period of 2014. Excluding the $2.2 million impact from movements in foreign exchange rates, Americas outdoor direct operating expenses increased $5.1 million during the three months ended March 31, 2015 compared to the same period of 2014 primarily due to higher variable site lease expenses related to the increase in revenues. International outdoor direct operating expenses decreased $21.4 million during the three months ended March 31, 2015 compared to the same period of 2014. Excluding the $33.8 million impact from movements in foreign exchange rates, International outdoor direct operating expenses increased $12.4 million during the three months ended March 31, 2015 compared to the same period of 2014 primarily as a result of higher variable costs associated with higher revenue.

Consolidated Selling, General and Administrative (“SG&A”) Expenses

Consolidated SG&A expenses increased $1.6 million during the three months ended March 31, 2015 compared to the same period of 2014. Excluding the $12.5 million impact from movements in foreign exchange rates, consolidated SG&A expenses increased $14.1 million during the three months ended March 31, 2015 compared to the same period of 2014.  iHM SG&A expenses increased $8.0 million during the three months ended March 31, 2015 compared to the same period of 2014 primarily due to advertising and promotion expenses, partially offset by lower compensation expenses as a result of the Company's strategic revenue and efficiency initiatives. Americas outdoor SG&A expenses decreased $0.7 million during the three months ended March 31, 2015 compared to the same period of 2014. Excluding the $0.9 million impact from movements in foreign exchange rates, Americas outdoor SG&A expenses increased $0.2 million during the three months ended March 31, 2015 compared to the same period of 2014. International outdoor SG&A expenses decreased $5.1 million during the three months ended March 31, 2015 compared to the same period of 2014. Excluding the $11.6 million impact from movements in foreign exchange rates, International outdoor SG&A expenses increased $6.5 million during the three months ended March 31, 2015 compared to the same period of 2014 primarily due to higher compensation expense, including commissions in connection with higher revenues.

Corporate Expenses

Corporate expenses increased $4.6 million during the three months ended March 31, 2015 compared to the same period of 2014. Excluding the $1.2 million impact from movements in foreign exchange rates, corporate expenses increased $5.8 million during the three months ended March 31, 2015 compared to the same period of 2014 primarily due to increased employee benefits, and property and casualty insurance costs, as well as the impact of an $8.5 million insurance recovery related to shareholder litigation recognized in the first quarter of 2014. These increases were partially offset by lower severance costs, primarily as a result of the $6.3 million incurred in the first quarter 2014 related to the separation of the former iHM segment CEO.

Revenue and Efficiency Initiatives

Included in the amounts for direct operating expenses, SG&A and corporate expenses discussed above are expenses of $10.4 million incurred in connection with our strategic revenue and efficiency initiatives during the three months ended March 31, 2015. Of these expenses, $2.2 million was incurred by our iHM segment, $0.5 million was incurred by our Americas outdoor segment, $0.6 million was incurred by our International outdoor segment, $2.9 million was incurred by our Other category and $4.2 million was incurred by Corporate.  The costs were incurred to improve revenue growth, enhance yield, reduce costs and organize each business to maximize performance and profitability. These costs consist primarily of severance related to workforce initiatives, consolidation of locations and positions, consulting expenses and other costs incurred in connection with improving our businesses. These costs are expected to provide benefits in future periods as the initiative results are realized.

Of the strategic revenue and efficiency costs of $10.4 million during the first quarter of 2015, $1.1 million are reported within direct operating expenses, $5.1 million are reported within SG&A and $4.2 million are reported within corporate expense.  In the first quarter of 2014, such costs totaled $1.2 million, $1.8 million and $10.2 million, respectively.

Depreciation and Amortization

Depreciation and amortization decreased $4.4 million during the three months ended March 31, 2015, compared to the same period of 2014. The decrease was primarily due to the impact from movements in foreign exchange rates.

Other Operating Income (Expense), Net

Other operating expense was $9.0 million for the three months ended March 31, 2015, which related primarily to costs incurred in connection with transactions, including acquisitions and dispositions of assets.

Interest Expense

Interest expense increased $10.7 million during the three months ended March 31, 2015 compared to the same period of 2014, due to a higher weighted average cost of debt.

Equity in Earnings (Loss) of Nonconsolidated Affiliates

The loss of $13.3 million during the three months ended March 31, 2014 primarily related to the loss on the sale of our 50% interest in Australian Radio Network (“ARN”), which included a loss on the sale of $2.4 million and $11.5 million of foreign exchange losses that were reclassified from accumulated other comprehensive income at the date of the sale.

Other Income, net

Other income, net was $19.9 million for the three months ended March 31, 2015, which primarily related to foreign currency gains recognized in connection with intercompany notes denominated in foreign currencies.

 Loss on Extinguishment of Debt

In connection with the prepayment of the Company’s term loan facilities due 2016 during the first quarter of 2015, we recognized a loss of $2.2 million.

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

Income Tax Expense

The effective tax rate for the three months ended March 31, 2015 was (17.2)% and for the three months ended March 31, 2014 was (18.8)%. The 2015 and 2014 effective tax rates were primarily impacted by the deferred tax valuation allowance recorded against deferred tax assets originating in the period from net operating losses in U.S federal, state and certain foreign jurisdictions.

iHM Results of Operations
Our iHM operating results were as follows:

(In thousands)	Three Months Ended
	March 31,		%
	2015	2014	Change
Revenue	$697,801	$670,347	4%
Direct operating expenses	213,829	211,946	1%
SG&A expenses	261,349	253,345	3%
Depreciation and amortization	60,742	60,324	1%
Operating income	$161,881	$144,732	12%

iHM revenue increased $27.5 million during the three months ended March 31, 2015 compared to the same period of 2014 driven primarily by an increase in our traffic and weather business, which grew primarily due to new sales initiatives.  The remaining increase resulted from a combination of growth in our syndication business driven by a higher volume of advertising placed with our news/talk format and the timing of events, such as the iHeartRadio Music Awards show, compared to the first quarter of 2014, as well as higher barter and trade revenue compared to the first quarter of 2014.  Partially offsetting these increases was a decrease in core local broadcast radio revenue.

iHM direct operating expenses increased $1.9 million during the three months ended March 31, 2015 compared to the same period of 2014, primarily resulting from higher music license and performance royalties, partially offset by lower event production costs and lower compensation expense as a result of efficiency initiatives. iHM SG&A expenses increased $8.0 million during the three months ended March 31, 2015 compared to the same period of 2014 primarily due to advertising and promotion expenses, including barter and trade,  partially offset by lower compensation expense, including commissions, primarily as a result of efficiency initiatives. Strategic revenue and efficiency spending included in SG&A expenses increased $1.2 million compared to the same period last year.

Americas Outdoor Advertising Results of Operations
Our Americas outdoor operating results were as follows:

(In thousands)	Three Months Ended
	March 31,		%
	2015	2014	Change
Revenue	$295,863	$290,610	2%
Direct operating expenses	146,234	143,364	2%
SG&A expenses	55,637	56,368	(1%)
Depreciation and amortization	50,340	49,712	1%
Operating income	$43,652	$41,166	6%

Americas outdoor revenue increased $5.3 million during the three months ended March 31, 2015 compared to the same period of 2014. Excluding the $3.7 million impact from movements in foreign exchange rates, Americas outdoor revenue increased $9.0 million during the three months ended March 31, 2015 compared to the same period of 2014 driven primarily by an increase in revenues from our digital billboards as a result of increased capacity and occupancy, as well as higher revenues from our Time Square spectaculars.

Americas outdoor direct operating expenses increased $2.9 million during the three months ended March 31, 2015 compared to the same period of 2014. Excluding the $2.2 million impact from movements in foreign exchange rates, Americas outdoor direct operating expenses increased $5.1 million during the three months ended March 31, 2015 compared to the same period of 2014 primarily due to higher variable site lease expenses related to the increase in revenues. Americas outdoor SG&A expenses decreased $0.7 million during the three months ended March 31, 2015 compared to the same period of 2014. Excluding the $0.9 million impact from movements in foreign exchange rates, Americas outdoor SG&A expenses increased $0.2 million during the three months ended March 31, 2015 compared to the same period of 2014.

International Outdoor Advertising Results of Operations
Our International outdoor operating results were as follows:

(In thousands)	Three Months Ended
	March 31,		%
	2015	2014	Change
Revenue	$319,180	$344,641	(7%)
Direct operating expenses	216,737	238,149	(9%)
SG&A expenses	71,493	76,581	(7%)
Depreciation and amortization	42,441	48,331	(12%)
Operating income	$(11,491)	$(18,420)	(38%)

International outdoor revenue decreased $25.5 million during the three months ended March 31, 2015 compared to the same period of 2014. Excluding the $50.1 million impact from movements in foreign exchange rates, International outdoor revenue increased $24.6 million during the three months ended March 31, 2015 compared to the same period of 2014 primarily driven by new contracts and higher occupancy in certain European countries, including Sweden, Italy and Norway, as well as growth in Australia and China.

International outdoor direct operating expenses decreased $21.4 million during the three months ended March 31, 2015 compared to the same period of 2014. Excluding the $33.8 million impact from movements in foreign exchange rates, International outdoor direct operating expenses increased $12.4 million during the three months ended March 31, 2015 compared to the same period of 2014 primarily as a result of higher variable costs associated with higher revenue, partially offset by lower production expenses in certain countries in connection with efficiency initiatives. International outdoor SG&A expenses decreased $5.1 million during the three months ended March 31, 2015 compared to the same period of 2014. Excluding the $11.6 million impact from movements in foreign exchange rates, International outdoor SG&A expenses increased $6.5 million during the three months ended March 31, 2015 compared to the same period of 2014 primarily due to higher compensation expense, including commissions in connection with higher revenues.

Reconciliation of Segment Operating Income to Consolidated Operating Income

(In thousands)	Three Months Ended
	March 31,
	2015	2014
iHM	$161,881	$144,732
Americas outdoor advertising	43,652	41,166
International outdoor advertising	(11,491)	(18,420)
Other	(5,374)	(4,340)
Other operating income, net	(8,974)	165
Corporate expense (1)	(86,552)	(80,490)
Consolidated operating income	$93,142	$82,813

(1) Corporate expenses include expenses related to iHM, Americas outdoor, International outdoor and our Other category, as well as overall executive, administrative and support functions.

Share-Based Compensation Expense

We do not have any compensation plans under which we grant stock awards to employees. Certain employees receive equity awards from Parent’s and CCOH’s equity incentive plans.

Share-based compensation payments are recorded in corporate expenses and were $2.5 million and $3.0 million for the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, there was $22.0 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions.  Based on the terms of the award agreements, this cost is expected to be recognized over a weighted average period of approximately three years.  In addition, as of March 31, 2015, there was $22.2 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the three months ended March 31, 2015 and 2014, respectively:

(In thousands)	Three Months Ended March 31,
	2015	2014
Cash provided by (used for):
Operating activities	$(236,212)	$(91,648)
Investing activities	$(30,568)	$152,654
Financing activities	$104,981	$(105,984)

Operating Activities

Cash used for operating activities was $236.2 million during the three months ended March 31, 2015 compared to $91.7 million of cash used during the three months ended March 31, 2014.  Our consolidated net loss included $193.1 million of non-cash items in 2015.  Our consolidated net loss in 2014 included $253.4 million of non-cash items. Non-cash items affecting our net loss include depreciation and amortization, deferred taxes, provision for doubtful accounts, amortization of deferred financing charges and note discounts, net, share-based compensation, gain on disposal of operating and fixed assets, gain on marketable securities, equity in (earnings) loss of nonconsolidated affiliates, loss on extinguishment of debt, and other reconciling items, net as presented on the face of the consolidated statement of cash flows. The increase in cash used for operating activities can be partially attributed to changes in working capital balances, particularly accrued expenses and accrued interest resulting from the timing of payments.  Cash paid for interest during the three months ended March 31, 2015 was $495.0 million as compared to $412.6 million paid during the three months ended March 31, 2014.

Investing Activities

Cash used for investing activities of $30.6 million during the three months ended March 31, 2015 primarily reflected capital expenditures of $56.5 million, partially offset by proceeds of $32.6 million from the sale of various operating assets, including our San Antonio office buildings of which we are partially leasing back under long-term operating leases.  We spent $11.9 million for capital expenditures in our iHM segment primarily related to leasehold improvements and IT infrastructure, $16.7 million in our Americas outdoor segment primarily related to the construction of new advertising structures such as digital displays, $25.1 million in our International outdoor segment primarily related to billboard and street furniture advertising structures, $1.1 million in our Other category and $1.7 million by Corporate primarily related to equipment and software.

Cash provided by investing activities of $152.7 million during the three months ended March 31, 2014 primarily reflected proceeds of $221.0 million from the sale of our 50% interest in ARN, partially offset by capital expenditures of $67.4 million.  We spent $10.3 million for capital expenditures in our iHM segment primarily related to leasehold improvements and equipment, $16.4 million in our Americas outdoor segment primarily related to the construction of new advertising structures including digital displays, $20.9 million in our International outdoor segment primarily related to billboard and street furniture advertising structures, $1.8 million in our Other category, and $18.0 million by Corporate primarily related to equipment and software purchases.

Financing Activities

Cash provided by financing activities of $105.0 million during the three months ended March 31, 2015 primarily reflected the borrowing of $120.0 million under our receivables based credit facility, as well as the net effect of the proceeds from the issuance of $950 million of 10.625% Priority Guarantee Notes due 2023 and the use of the net proceeds primarily to prepay at par $916.1 million of the loans outstanding under our Term Loan B facility and $15.2 million of the loans outstanding under our Term Loan C asset sale facility.

Cash used for financing activities of $106.0 million during the three months ended March 31, 2014 primarily reflected payments on credit facilities, partially offset by proceeds from long-term debt. We repaid the full $247.0 million principal amount outstanding under its receivables based credit facility, using cash on hand. This was partially offset by cash proceeds from the sale by a subsidiary of ours to private purchasers of $227.0 million aggregate principal amount of 14% Senior Notes due 2021. Other cash used for financing activities included payments by a subsidiary of ours to repurchase $52.9 million aggregate principal amount of our outstanding 5.5% Senior Notes and $9.0 million aggregate principal amount of our outstanding 4.9% of Senior Notes for a total of $63.1 million, including accrued interest.

Anticipated Cash Requirements

Our primary source of liquidity is cash on hand, cash flow from operations and borrowing capacity under our domestic receivables based credit facility, subject to certain limitations contained in our material financing agreements. A significant amount of our cash requirements are for debt service obligations.  We anticipate cash interest requirements of approximately $1.3 billion for the remainder of 2015.  At March 31, 2015, we had debt maturities totaling $195.5 million, $126.8 million and $909.3 million in 2016, 2017 and 2018, respectively.  At March 31, 2015, we had $289.0 million of cash on our balance sheet, with $196.1 million in consolidated cash balances held outside the U.S. by our subsidiaries, a portion of which is held by non-wholly owned subsidiaries or is otherwise subject to certain restrictions and not readily accessible to us.  It is our policy to permanently reinvest the earnings of our non-U.S. subsidiaries as these earnings are generally redeployed in those jurisdictions for operating needs and continued functioning of their businesses.  We have the ability and intent to indefinitely reinvest the undistributed earnings of consolidated subsidiaries based outside of the United States.  If any excess cash held by our foreign subsidiaries were needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes.  This is a result of significant current and historic deficits in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.

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

Our financing transactions during 2014 and the three months ended March 31, 2015 increased our annual interest expense.  Our increased interest payment obligations will reduce our liquidity over time, which could in turn reduce our financial flexibility and make us more vulnerable to changes in operating performance and economic downturns generally, and could negatively affect our ability to obtain additional financing in the future.

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

Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flow from operations, borrowing capacity under our receivables based credit facility will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months.  Significant assumptions underlie this belief, including, among other things, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements, and that we will be able to consummate liquidity-generating transactions in a timely manner and on terms acceptable to us.  We cannot assure you that this will be the case.  If our future cash flows from operations, financing sources and other liquidity-generating transactions are insufficient to pay our debt obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell material assets, seek additional capital or refinance our and our subsidiaries’ debt.  We cannot assure you that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all.

We were in compliance with the covenants contained in our material financing agreements as of March 31, 2015, including the maximum consolidated senior secured net debt to consolidated EBITDA limitation contained in our senior secured credit facilities.

We believe our long-term plans, which include promoting spending by advertisers in our industries and capitalizing on our diverse geographic and product opportunities, including the continued investment in our media and entertainment initiatives and continued deployment of digital displays, will enable us to continue generating cash flows from operations sufficient to meet our liquidity and funding requirements long-term.  However, our anticipated results are subject to significant uncertainty and there can be no assurance that we will be able to maintain compliance with these covenants.  In addition, our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any covenants set forth in our financing agreements would result in a default thereunder. An event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, the lenders under the receivables based credit facility under our senior secured credit facilities would have the option to terminate their commitments to make further extensions of credit thereunder. If we are unable to repay our obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility. In addition, a default or acceleration under any of our material financing agreements could cause a default under other of our obligations that are subject to cross-default and cross-acceleration provisions. The threshold amount for a cross-default under the senior secured credit facilities is $100.0 million.

Sources of Capital
As of March 31, 2015 and December 31, 2014, we had the following debt outstanding, net of cash and cash equivalents:

(In millions)	March 31, 2015	December 31, 2014
Senior Secured Credit Facilities:
Term Loan B Facility Due 2016	-	916.1
Term Loan C - Asset Sale Facility Due 2016	-	15.2
Term Loan D Facility Due 2019	5,000.0	5,000.0
Term Loan E Facility Due 2019	1,300.0	1,300.0
Receivables Based Credit Facility Due 2017 (1)	120.0	-
9.0% Priority Guarantee Notes Due 2019	1,999.8	1,999.8
9.0% Priority Guarantee Notes Due 2021	1,750.0	1,750.0
11.25% Priority Guarantee Notes Due 2021	575.0	575.0
9.0% Priority Guarantee Notes Due 2022	1,000.0	1,000.0
10.625% Priority Guarantee Notes Due 2023	950.0	-
Subsidiary Senior Revolving Credit Facility due 2018	-	-
Other Secured Subsidiary Debt	16.7	19.2
Total Secured Debt	12,711.5	12,575.3

14.0% Senior Notes Due 2021	1,678.2	1,661.6
Legacy Notes:
5.5% Senior Notes Due 2016	192.9	192.9
6.875% Senior Notes Due 2018	175.0	175.0
7.25% Senior Notes Due 2027	300.0	300.0
10.0% Senior Notes Due 2018	730.0	730.0
Subsidiary Senior Notes:
6.5% Series A Senior Notes Due 2022	735.8	735.8
6.5% Series B Senior Notes Due 2022	1,989.3	1,989.3
Subsidiary Senior Subordinated Notes:
7.625% Series A Senior Notes Due 2020	275.0	275.0
7.625% Series B Senior Notes Due 2020	1,925.0	1,925.0
Other Subsidiary Debt	0.5	1.0
Purchase accounting adjustments and original issue discount	(227.2)	(234.9)
Total Debt	20,486.0	20,326.0
Less: Cash and cash equivalents	289.0	457.0
	$20,197.0	$19,869.0

(1)

The receivables based credit facility provides for borrowings of up to the lesser of $535.0 million (the revolving credit commitment) or the borrowing base amount, as defined under the receivables based credit facility, subject to certain limitations contained in our material financing agreements.

Our subsidiaries have from time to time repurchased certain debt obligations of ours and outstanding equity securities outstanding of Parent and CCOH, and may in the future, as part of various financing and investment strategies, purchase additional outstanding indebtedness of ours or our subsidiaries or outstanding equity securities of Parent or CCOH, in tender offers, open market purchases, privately negotiated transactions or otherwise. We or our subsidiaries may also sell certain assets, securities, or properties. These purchases or sales, if any, could have a material positive or negative impact on our cash available to repay outstanding debt obligations or on our consolidated results of operations. These transactions could also require or result in amendments to the agreements governing outstanding debt obligations or changes in our leverage or other financial ratios, which could have a material positive or negative impact on our ability to comply with the covenants contained in our debt agreements. These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Senior Secured Credit Facilities

The senior secured credit facilities require us to comply on a quarterly basis with a financial covenant limiting the ratio of consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA (as defined by our senior secured credit facilities) for the preceding four quarters.  Our secured debt consists of the senior secured credit facilities, the receivables based credit facility, the priority guarantee notes and certain other secured subsidiary debt.  As required by the definition of consolidated EBITDA in our senior secured credit facilities, our consolidated EBITDA for the preceding four quarters of $1.9 billion is calculated as operating income (loss) before depreciation, amortization, impairment charges and other operating income (expense), net plus share-based compensation and is further adjusted for the following items: (i) costs incurred in connection with the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; (ii) extraordinary, non-recurring or unusual gains or losses or expenses and severance; (iii) non-cash charges; (iv) cash received from nonconsolidated affiliates; and (v) various other items.

               The following table reflects a reconciliation of consolidated EBITDA (as defined by our senior secured credit facilities) to operating income and net cash provided by operating activities for the four quarters ended March 31, 2015:

Four Quarters Ended
(In Millions)	March 31, 2015
Consolidated EBITDA (as defined by our senior secured credit facilities)	$1,947.4
Less adjustments to consolidated EBITDA (as defined by our senior secured credit facilities):
Costs incurred in connection with the closure and/or consolidation of facilities, retention charges, consulting fees, and other permitted activities	(73.5)
Extraordinary, non-recurring or unusual gains or losses or expenses and severance (as referenced in the definition of consolidated EBITDA in our senior secured credit facilities)	(30.3)
Non-cash charges	(30.3)
Cash received from nonconsolidated affiliates	-
Other items	(12.7)
Less: Depreciation and amortization, Impairment charges, Other operating income (expense), net, and Share-based compensation expense	(708.7)
Operating income	1,091.9
Plus: Depreciation and amortization, Impairment charges, Gain (loss) on disposal of operating and fixed assets, and Share-based compensation expense	697.1
Less: Interest expense	(1,752.3)
Less: Current income tax expense	(21.9)
Plus: Other income (expense), net	27.5
Adjustments to reconcile consolidated net loss to net cash provided by operating activities (including Provision for doubtful accounts, Amortization of deferred financing charges and note discounts, net and Other reconciling items, net)	58.5
Change in assets and liabilities, net of assets acquired and liabilities assumed	(0.2)
Net cash provided by operating activities	$100.6

The maximum ratio under this financial covenant was 8.75:1 for the four quarters ended March 31, 2015.  At March 31, 2015, our ratio was 6.4:1.

Debt Issuance

On February 26, 2015, we issued at par $950.0 million aggregate principal amount of 10.625% Priority Guarantee Notes due 2023.  The notes mature on March 15, 2023 and bear interest at a rate of 10.625% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2015.  We used the net proceeds from the offering primarily to prepay its term loan facilities due 2016.

During the first quarter of 2015, we borrowed $120.0 million principal amount under our receivables based credit facility due 2017 and used the borrowings therefrom for general corporate purposes.

Uses of Capital

Debt Repayments, Maturities and Other

On February 26, 2015, we prepaid at par $916.1 million of loans outstanding under its term loan B facility and $15.2 million of loans outstanding under its term loan C asset sale facility, using the net proceeds of the Priority Guarantee Notes due 2023 issued on such date.

Stock Purchases

On August 9, 2010, we announced that our board of directors approved a stock purchase program under which we or our subsidiaries may purchase up to an aggregate of $100.0 million of the Class A common stock of Parent and/or the Class A common stock of CCOH. The stock purchase program did not have a fixed expiration date and could be modified, suspended or terminated at any time at our discretion.  In January 2015, CC Finco, our indirect wholly-owned subsidiary, purchased 2,000,000 shares of CCOH’s Class A common stock for $20.4 million.  During 2014, CC Finco purchased 5,000,000 shares of CCOH’s Class A common stock for approximately $48.8 million.  During 2012, CC Finco purchased 111,291 shares of Parent’s Class A common stock for $0.7 million.  During 2011, CC Finco purchased 1,553,971 shares of CCOH’s Class A common stock through open market purchases for approximately $16.4 million.  As of March 31, 2015, an aggregate $13.8 million was available under the stock purchase program to purchase Class A common stock of Parent and/or the Class A common stock of CCOH.

On April 2, 2015, CC Finco purchased an additional 2,172,946 shares of CCOH’s Class A common stock for $22.2 million, increasing our collective holdings to represent slightly more than 90% of the outstanding shares of CCOH’s common stock on a fully-diluted basis, assuming the conversion of all of CCOH’s Class B common stock into Class A common stock. As a result of this purchase, the stock purchase program concluded. The purchase of shares in excess of the amount available under the stock purchase program was separately approved by the board of directors

Certain Relationships with the Sponsors

We are party to a management agreement with certain affiliates of the Sponsors and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018.  These arrangements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses.  For the three months ended March 31, 2015 and 2014, we recognized management fees and reimbursable expenses of $3.9 million and $4.0 million, respectively.

CCOH Dividend

In connection with the cash management arrangements for CCOH, we maintain an intercompany revolving promissory note payable by us to CCOH (the “Note”), which consists of the net activities resulting from day-to-day cash management services provided by us to CCOH.  As of March 31, 2015, the balance of the Note was 886.3 million, all of which is payable on demand.  The Note is eliminated in consolidation in our consolidated financial statements.

The Note previously was the subject of litigation. Pursuant to the terms of the settlement of that litigation, CCOH’s board of directors established a committee for the specific purpose of monitoring the Note. That committee has the non-exclusive authority, pursuant to the terms of its charter, to demand payments under the Note under certain specified circumstances tied to the Company’s liquidity or the amount outstanding under the Note as long as CCOH makes a simultaneous dividend equal to the amount so demanded.

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

Seasonality

Typically, the iHM, Americas outdoor and International outdoor segments experience their lowest financial performance in the first quarter of the calendar year, with International outdoor historically experiencing a loss from operations in that period. Our International outdoor segment typically experiences its strongest performance in the second and fourth quarters of the calendar year. We expect this trend to continue in the future. Due to this seasonality and certain other factors, the results for the interim periods may not be indicative of results for the full year.

Market Risk

We are exposed to market risks arising from changes in market rates and prices, including movements in interest rates, foreign currency exchange rates and inflation.

Interest Rate Risk

A significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. At March 31, 2015, approximately 31% of our aggregate principal amount of long-term debt bears interest at floating rates. Assuming the current level of borrowings and assuming a 100% change in LIBOR, it is estimated that our interest expense for the three months ended March 31, 2015 would have changed by $2.8 million.

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

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar.  Our foreign operations reported net income of $2.4 million for the three months ended March 31, 2015.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have increased our net loss for the three months ended March 31, 2015 by $0.2 million.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during the three months ended March 31, 2015 would have decreased our net loss by a corresponding amount.

This analysis does not consider the implications that such currency fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

Inflation

Inflation is a factor in the economies in which we do business and we continue to seek ways to mitigate its effect.  Inflation has affected our performance in terms of higher costs for wages, salaries and equipment.  Although the exact impact of inflation is indeterminable, we believe we have offset these higher costs by increasing the effective advertising rates of most of our broadcasting stations and outdoor display faces in our iHM, Americas outdoor and International outdoor operations.

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

•         the risk that our strategic revenue and efficiency initiatives may not be entirely successful or that any cost savings achieved from such strategic revenue and efficiency initiatives may not persist; and

•         certain other factors set forth in our other filings with the Securities and Exchange Commission.

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

ITEM 4.  Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 at the reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Los Angeles Litigation

In 2008, Summit Media, LLC, one of the Company’s competitors, sued the City of Los Angeles (the “City”), Clear Channel Outdoor, Inc. and OUTFRONT Media Inc. (formerly CBS Outdoor Americas Inc.) in Los Angeles Superior Court (Case No. BS116611) challenging the validity of a settlement agreement that had been entered into in November 2006 among the parties and pursuant to which Clear Channel Outdoor, Inc. had taken down existing billboards and converted 83 existing signs from static displays to digital displays.  In 2009 the Los Angeles Superior Court ruled that the settlement agreement constituted an ultra vires act of the City, and nullified its existence.  After further proceedings, on April 12, 2013 the Los Angeles Superior Court invalidated 82 digital modernization permits issued to Clear Channel Outdoor, Inc. (77 of which displays were operating at the time of the ruling), and Clear Channel Outdoor, Inc. was required to turn off the electrical power to all affected digital displays on April 15, 2013.  The digital display structures remain intact but digital displays are currently prohibited in the City.  Clear Channel Outdoor, Inc. is seeking permits under the existing City sign code to either wrap the LED faces with vinyl or convert the LED faces to traditional static signs, and has obtained a number of such permits.  Clear Channel Outdoor, Inc. is also pursuing a new ordinance to permit digital signage in the City.

International Outdoor Investigation

On April 21, 2015, inspections were conducted at the premises of Clear Channel in Denmark and Sweden as part of an investigation by Danish competition authorities.  Additionally, on the same day Clear Channel UK received a communication from the UK competition authorities, also in connection with the investigation by Danish competition authorities. Clear Channel and its affiliates are cooperating with the national competition authorities.

ITEM 1A.  RISK FACTORS

For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2014.  There have not been any material changes in the risk factors disclosed in the Form 10-K.

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
4.1

Indenture, dated as of February 26, 2015, among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, the other guarantors party thereto, U.S. Bank National Association, as trustee, paying agent, registrar, authentication agent and transfer agent, and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 4.1 to iHeartCommunications, Inc.’s Current Report on Form 8-K filed on February 26, 2015).

4.2	Form of 10.625% Priority Guarantee Notes due 2023 (incorporated by reference to Exhibit 4.1 to iHeartCommunications, Inc.’s Current Report on Form 8-K filed on February 26, 2015).
4.3

Exchange and Registration Rights Agreement, dated as of February 26, 2015, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, certain subsidiary guarantors named therein and Goldman, Sachs & Co. (incorporated by reference to Exhibit 4.3 to iHeartCommunications, Inc.’s Current Report on Form 8-K filed on February 26, 2015).

10.1

Amendment No. 1 to Employment Agreement, effective as of March 2, 2015, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.2

Employment Agreement, effective as of March 3, 2015, between Scott Wells and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

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

April 30, 2015

/s/ SCOTT D. HAMILTON

Scott D. Hamilton

Senior Vice President, Chief Accounting Officer and Assistant Secretary