Form 10-K
period 2015-12-31
iHeartCommunications, Inc.
filed 2016-02-25
CIK 739708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]          Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the fiscal year ended December 31, 2015, or

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

On February 22, 2016, there were 500,000,000 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

IHEARTCOMMUNICATIONS, INC.

INDEX TO FORM 10-K

Page

Number

PART I

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases

PART III

Item 10.       Directors, Executive Officers and Corporate Governance (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)................................................................................................................................... 117

Item 11.       Executive Compensation (intentionally omitted pursuant to General Instruction I(2)(c)

                       of Form 10-K)........................................................................................................................................................................................ 117

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related

                       Stockholder Matters (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)..................................... 117

Item 13.       Certain Relationships and Related Transactions, and Director Independence (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)................................................................................................... 117

Item 14.       Principal Accounting Fees and Services............................................................................................................................................ 117

PART IV

Item 15.       Exhibits and Financial Statement Schedules................................................................................................................................... 118

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

Our corporate headquarters are in San Antonio, Texas and we have executive offices in New York, New York. Our headquarters are located at 200 East Basse Road, Suite 100, San Antonio, Texas 78209 (telephone: 210-822-2828).

Our Business Segments

We are a diversified media and entertainment company with three reportable business segments:  iHeartMedia (“iHM”); Americas outdoor advertising (“Americas outdoor”); and International outdoor advertising (“International outdoor”).  Our iHM segment provides media and entertainment services via live broadcast and digital delivery and also includes our national syndication business.  Our Americas outdoor and International outdoor segments provide outdoor advertising services in their respective geographic regions using various digital and traditional display types.  Our Americas outdoor segment consists of operations primarily in the United States, Canada and Latin America.  Our International outdoor segment consists of operations primarily in Europe, Asia and Australia.  Our “Other” category includes our full-service media representation business, Katz Media Group (“Katz Media”), as well as other general support services and initiatives that are ancillary to our other businesses.  For the year ended December 31, 2015, the iHM segment represented 53% of total revenues. For the year ended December 31, 2015, Americas outdoor represented 22% and International outdoor represented 23% of total revenues.

We are a leading global media and entertainment company specializing in broadcast and digital radio, out-of-home, mobile and on-demand entertainment and information services for national audiences and local communities while providing premium opportunities for advertisers.  Through our strong capabilities and unique collection of assets, we have the ability to deliver compelling content as well as innovative, effective marketing campaigns for advertisers and marketing, creative and strategic partners in the United States and internationally.

We focus on building the leadership position of our diverse global assets and maximizing our financial performance while serving our local communities. We continue to invest strategically in our digital platforms, including the development of continued enhancements to iHeartRadio, our integrated digital radio platform, and the ongoing deployment of digital outdoor displays.  In addition, we intend to implement automated/programmatic sales infrastructure and capability.  We intend to continue to execute our strategies while closely managing expenses and focusing on achieving operating efficiencies across our businesses. We share best practices across our businesses and markets to replicate our successes throughout the markets in which we operate.

For more information about our revenue, gross profit and assets by segment and our revenue and long-lived assets by geographic area, see Note 11 to our Consolidated Financial Statements located in Item 8 of Part II of this Annual Report on Form 10-K.

iHM

Our iHM operations include broadcast and digital radio, online and mobile services and products, program syndication, entertainment, traffic and weather data distribution and music research services.  Our radio stations and content can be heard on AM/FM stations, HD digital radio stations, satellite radio, at iHeartRadio.com and our radio stations’ websites, and through our iHeartRadio mobile application on smart phones and tablets, on gaming consoles, via in-home entertainment, in enhanced automotive platforms and navigation systems.

As of December 31, 2015, we owned 861 domestic radio stations servicing more than 150 U.S. markets, including 44 of the top 50 markets and 84 of the top 100 markets.  In addition, we provide programming and sell air time on one radio station owned by a third-party under a local marketing agreement.  We are also the beneficiary of Aloha Station Trust, LLC, which owns and operates 15 radio stations, and the Brunswick Trust, which owns and operates 1 radio station, all of which we were required to divest in order to comply with Federal Communication Commission (“FCC”) media ownership rules, and which are being marketed for sale.

In addition to our local radio programming, we also operate Premiere Networks (“Premiere”), a national radio network that produces, distributes or represents more than 100 syndicated radio programs and serves more than 5,500 radio station affiliates.  We also deliver real-time traffic and weather information via navigation systems, radio and television broadcast media and wireless and Internet-based services through our traffic business, Total Traffic & Weather Network.

We also promote, produce and curate special nationally-recognized events for our listeners and advertising partners, including the iHeartRadio Music Festival, the iHeartRadio Music Awards, the iHeartRadio Summer Pool Party, the iHeartRadio Jingle Ball Concert Tour, the iHeart Country Festival, the iHeartRadio Fiesta Latina and our new iHeart 80s Party.

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

Continue to Enhance the Listener Experience.  We intend to continue enhancing the listener experience by offering a wide variety of compelling content and methods of delivery.  We will continue to provide the content our listeners desire on their preferred platforms.  Our investments have created a collection of leading on-air talent. For example, Premiere offers more than 100 syndicated radio programs and services for more than 5,500 radio station affiliates across the United States, including popular programs featuring top talent such as Ryan Seacrest, Big Boy, Rush Limbaugh, Sean Hannity, Glenn Beck, Steve Harvey, Elvis Duran, Bobby Bones and Delilah. Our distribution capabilities allow us to attract top talent and more effectively utilize programming, sharing our best and most compelling content across many stations.

Continue to Deliver Nationally-Recognized Live Events.  We intend to continue to deliver nationally-recognized live events to our listeners, such as the iHeartRadio Music Festival, the iHeartRadio Music Awards, the iHeartRadio Summer Pool Party, the iHeartRadio Jingle Ball Concert Tour, the iHeart Country Festival, the iHeartRadio Fiesta Latina and our new iHeart 80s Party, featuring some of the biggest names in the music industry.

Deliver Content via Multiple Distribution Technologies.  We continue to expand the choices for our listeners. We deliver music, news, talk, sports, traffic and other content using an array of distribution technologies, including broadcast and digital radio and HD radio channels, satellite radio, digitally via iHeartRadio.com and our stations’ websites, and through our iHeartRadio mobile application on smart phones and tablets, on gaming consoles, via in-home entertainment, in enhanced automotive platforms, as well as in-vehicle entertainment and navigation systems.  Some examples of our recent initiatives are as follows:

•         Streaming.   We provide streaming content via the Internet, mobile and other digital platforms. We rank among the top streaming networks in the U.S. with regards to Average Active Sessions (“AAS”), Session Starts (“SS”) and Average Time Spent Listening (“ATSL”).  AAS and SS measure the level of activity while ATSL measures the ability to keep the audience engaged.

•         Websites and Mobile Applications.  We have developed mobile and Internet applications such as the iHeartRadio smart phone and tablet applications and website and websites for our stations and personalities. These mobile and Internet applications allow listeners to use their smart phones, tablets or other digital devices to interact directly with stations, find titles/artists, request songs and create custom and personalized stations while providing an additional method for advertisers to reach consumers. As of December 31, 2015, our iHeartRadio mobile application has been downloaded more than 800 million times (including updates). iHeartRadio provides a unique digital music experience by offering access to more than 2,100 live broadcast and digital-only radio stations, plus user-created custom stations with broad social media integration and our on demand content from our premium talk partnerships and user generated talk shows.

Sources of Revenue

Our iHM segment generated 53%, 50%, and 50% of our revenue for the years ended December 31, 2015, 2014 and 2013, respectively.  The primary source of revenue in our iHM segment is the sale of advertising on our radio stations for local and national advertising.  Our iHeartRadio mobile application and website, our station websites, national live events and Total Traffic & Weather Network also provide additional means for our advertisers to reach consumers. We also generate revenues from network compensation, our online services, our traffic business, events and other miscellaneous transactions.  These other sources of revenue supplement our traditional advertising revenue without increasing on-air advertising time.

Our advertisers cover a wide range of categories, including consumer services, retailers, entertainment, health and beauty products, telecommunications, automotive, media and political.  Our contracts with our advertisers range from less than one-year to multi-year terms.

Each radio station’s local sales staff solicits advertising directly from local advertisers or indirectly through advertising agencies.  Our ability to produce content that respond to the specific needs of our advertisers helps to build local direct advertising relationships.  To generate national advertising sales, we leverage national sales teams and engage our Katz Media unit, which specializes in soliciting radio advertising sales on a national level for us and other radio and television companies.  National sales representatives such as Katz Media obtain advertising principally from advertising agencies located outside the station’s market and receive commissions based on advertising sold.

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

Radio Stations

As of December 31, 2015, we owned 861 radio stations, including 247 AM and 614 FM radio stations, of which 148 stations were in the top 25 markets.  All of our radio stations are located in the United States. No one station is material to our overall operations.  We believe that our properties are in good condition and suitable for our operations.

Radio broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”).  As described in “Regulation of Our iHeartMedia Business” below, the FCC grants us licenses in order to operate our radio stations.  The following table provides the number of owned radio stations in the top 25 Nielsen-ranked markets within our iHM segment.

Nielsen		Number
Market		of
Rank(1)	Market	Stations
1	New York, NY	6
2	Los Angeles, CA	8
3	Chicago, IL	7
4	San Francisco, CA	7
5	Dallas-Ft. Worth, TX	6
6	Houston-Galveston, TX	6
7	Washington, DC	7
8	Atlanta, GA	7
9	Philadelphia, PA	6
10	Boston, MA	5
11	Miami-Ft. Lauderdale-Hollywood, FL	7
12	Detroit, MI	6
13	Seattle-Tacoma, WA	6
14	Phoenix, AZ	8
16	Minneapolis-St. Paul, MN	6
17	San Diego, CA	7
18	Denver-Boulder, CO	8
19	Tampa-St. Petersburg-Clearwater, FL	8
21	Baltimore, MD	4
22	St. Louis, MO	6
23	Portland, OR	7
24	Charlotte-Gastonia-Rock Hill, NC-SC	4
25	Riverside-San Bernardino, CA	6
	Total Top 25 Markets	148

(1)        Source: Fall 2015 NielsenAudio Radio Market Rankings.

Premiere Networks

We operate Premiere, a national radio network that produces, distributes or represents more than 100 syndicated radio programs and services for more than 5,500 radio station affiliates.  Our broad distribution capabilities enable us to attract and retain top programming talent. Some of our more popular syndicated programs feature top talent including Ryan Seacrest, Big Boy, Rush Limbaugh, Sean Hannity, Glenn Beck, Steve Harvey, Elvis Duran, Bobby Bones and Delilah.  We believe recruiting and retaining top talent is an important component of the success of our radio networks.

Total Traffic & Weather Network

Total Traffic & Weather Network delivers real-time local traffic flow and incident information along with weather updates to more than 1,800 radio and approximately 130 television affiliates, as well as through Internet and mobile partnerships, reaching over 200 million consumers each month. Total Traffic & Weather Network services more than 190 markets in the United States, Canada and Mexico. It operates the largest broadcast traffic navigation network in North America and has expanded its offerings to include news and sports content.

Competition

Our broadcast radio stations, as well as our mobile and digital applications and our traffic business, compete for listeners and advertising revenues directly with other radio stations within their respective markets, as well as with other advertising media, including broadcast and cable television, online, print media, outdoor advertising, satellite radio, direct mail and other forms of advertisement.  In addition, the radio broadcasting industry is subject to competition from services that use media technologies such as Internet-based media, mobile applications and other digital radio services. Such services reach national and local audiences with multi-channel, multi-format, digital radio services.

Our broadcast radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group.  Our targeted listener base of specific demographic groups in each of our markets allows us to attract advertisers seeking to reach those listeners.

Americas Outdoor Advertising

We are one of the largest outdoor advertising companies in North America (based on revenues), which includes the United States, Canada and Latin America.  Approximately 90% of our revenue in our Americas outdoor advertising segment was derived from the United States in each of the years ended December 31, 2015, 2014 and 2013.  As of December 31, 2015, we own or operate approximately 107,000 display structures in our Americas outdoor segment with operations in 44 of the 50 largest markets in the United States, including all of the 20 largest markets.

In the first quarter of 2016, Americas outdoor sold nine non-strategic outdoor markets including Cleveland and Columbus, Ohio, Des Moines, Iowa, Ft. Smith, Arkansas, Memphis, Tennessee, Portland, Oregon, Reno, Nevada, Seattle, Washington and Wichita, Kansas for approximately $602 million in cash and certain advertising assets in Florida.

Our Americas outdoor assets consist of traditional and digital billboards, street furniture and transit displays, airport displays and wallscapes and other spectaculars, which we own or operate under lease management agreements. Our Americas outdoor advertising business is focused on metropolitan areas with dense populations.

Strategy

We seek to capitalize on our Americas outdoor network and diversified product mix to maximize revenue. In addition, by sharing best practices among our business segments, we believe we can quickly and effectively replicate our successes in our other markets.  Our outdoor strategy focuses on pursuing the technology of digital displays, as well as leveraging our diversified product mix and long-standing presence in many of our existing markets, which provides us with the ability to launch new products and test new initiatives in a reliable and cost-effective manner.

Promote Outdoor Media Spending.  Given the attractive industry fundamentals of outdoor media and our depth and breadth of relationships with both local and national advertisers, we believe we can drive outdoor advertising's share of total media spending by using our dedicated national sales team to highlight the value of outdoor advertising relative to other media.  Outdoor advertising only represented 4% of total dollars spent on advertising in the United States in 2015. We have made and continue to make significant investments in research tools that enable our clients to better understand how our displays can successfully reach their target audiences and promote their advertising campaigns. Also, we are working closely with clients, advertising agencies and other diversified media companies to develop more sophisticated systems that will provide improved audience metrics for outdoor advertising.

Continue to Deploy Digital Displays.  Our long-term strategy for our outdoor advertising businesses includes pursuing the technology of digital displays, including flat screens, LCDs and LEDs, as additions to traditional methods of displaying our clients’ advertisements. Digital outdoor advertising provides significant advantages over traditional outdoor media. Our electronic displays are linked through centralized computer systems to instantaneously and simultaneously change advertising copy on a large number of displays, allowing us to sell more advertising opportunities to advertisers. The ability to change copy by time of day and quickly change messaging based on advertisers’ needs creates additional flexibility for our customers. Although digital displays require more capital to construct compared to traditional bulletins, the advantages of digital allow us to penetrate new accounts and categories of advertisers, as well as serve a broader set of needs for existing advertisers. Digital displays allow for high-frequency, 24-hour advertising changes in high-traffic locations and allow us to offer our clients optimal flexibility, distribution, circulation and visibility. We expect this trend to continue as we increase our quantity of digital inventory. As of December 31, 2015, we had deployed more than 1,200 digital billboards in 37 markets in the United States.

Sources of Revenue

Americas outdoor generated 22%, 21% and 22% of our revenue in 2015, 2014 and 2013, respectively.  Americas outdoor revenue is derived from the sale of advertising copy placed on our traditional and digital displays.  Our display inventory consists primarily of billboards, street furniture displays and transit displays.  The margins on our billboard contracts, including those related to digital billboards, tend to be higher than those on contracts for other displays, due to their greater size, impact and location along major roadways that are highly trafficked.  Billboards comprise approximately two-thirds of our display revenues.  The following table shows the approximate percentage of revenue derived from each category for our Americas outdoor inventory:

	Year Ended December 31,
	2015	2014	2013
Billboards:
Bulletins	58%	58%	56%
Posters	12%	12%	12%
Street furniture displays	6%	7%	7%
Transit displays	15%	16%	16%
Spectaculars/wallscapes	5%	3%	4%
Other	4%	4%	5%
Total	100%	100%	100%

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

Street Furniture Displays

Our street furniture displays include advertising surfaces on bus shelters, information kiosks, freestanding units and other public structures, are available in both traditional and digital formats, and are primarily located in major metropolitan areas and along major commuting routes.  Generally, we are responsible for the construction and maintenance of street furniture structures.  Contracts for the right to place our street furniture displays in the public domain and sell advertising space on them are awarded by municipal and transit authorities in competitive bidding processes governed by local law.  Generally, these contracts have terms ranging from 10 to 20 years.  As compensation for the right to sell advertising space on our street furniture structures, we pay the municipality or transit authority a fee or revenue share that is either a fixed amount or a percentage of the revenue derived from the street furniture displays.  Typically, these revenue sharing arrangements include payments by us of minimum guaranteed amounts.  Client contracts for street furniture displays typically have terms ranging from four weeks to one year, and are typically for network packages of multiple street furniture displays.

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

Other Displays

The balance of our display inventory consists of spectaculars and wallscapes.  Spectaculars are customized display structures that often incorporate video, multidimensional lettering and figures, mechanical devices and moving parts and other embellishments to create special effects.  The majority of our spectaculars are located in Los Angeles, San Francisco, Times Square in New York City and the Gardiner Expressway in Toronto.  Client contracts for spectaculars typically have terms of one year or longer.  A wallscape is a display that drapes over or is suspended from the sides of buildings or other structures.  Generally, wallscapes are located in high-profile areas where other types of outdoor advertising displays are limited or unavailable.  Clients typically contract for individual wallscapes for extended terms.

Advertising Inventory and Markets

As of December 31, 2015, we owned or operated approximately 107,000 display structures in our Americas outdoor advertising segment with operations in 44 of the 50 largest markets in the United States, including all of the 20 largest markets.  Therefore, no one property is material to our overall operations.  We believe that our properties are in good condition and suitable for our operations.

In the first quarter of 2016, we sold our outdoor business in nine non-strategic markets.

Our displays are located on owned land, leased land or land for which we have acquired permanent easements.  The majority of the advertising structures on which our displays are mounted require permits.  Permits are granted for the right to operate an advertising structure as long as the structure is used in compliance with the laws and regulations of the applicable jurisdiction.

Production

In a majority of our markets, our local production staff performs the full range of activities required to create and install advertising copy.  Production work includes creating the advertising copy design and layout, coordinating its printing and installing the copy on displays.  We provide creative services to smaller advertisers and to advertisers not represented by advertising agencies.  National advertisers often use preprinted designs that require only installation.  Our creative and production personnel typically develop new designs or adopt copy from other media for use on our inventory.  Our creative staff also can assist in the development of marketing presentations, demonstrations and strategies to attract new clients.

Construction and Operation

We typically own the physical structures on which our clients’ advertising copy is displayed.  We build some of the structures at our billboard fabrication business in Illinois and erect them on sites we either lease or own or for which we have acquired permanent easements.  The site lease terms generally range from one to 20 years.  In addition to the site lease, we must obtain a permit to build the sign.  Permits are typically issued in perpetuity by the state or local government and typically are transferable or renewable for a minimal, or no, fee.  Traditional bulletin and poster advertising copy is either printed with computer generated graphics on a single sheet of vinyl or placed on lithographed or silk-screened paper sheets supplied by the advertiser.  These advertisements are then transported to the site and in the case of vinyl, wrapped around the face of the site, and in the case of paper, pasted and applied like wallpaper to the site.  The operational process also includes conducting visual inspections of the inventory for display defects and taking the necessary corrective action within a reasonable period of time.

Client Categories

In 2015, the top five client categories in our Americas segment were retail, business services, media, healthcare and medical, and banking and financial services.

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

International Outdoor Advertising

Our International outdoor business segment includes our operations in Europe, Asia and Australia, with approximately 34%, 35% and 35% of our revenue in this segment derived from France and the United Kingdom for the years ended December 31, 2015, 2014 and 2013.  As of December 31, 2015, we owned or operated more than 540,000 displays across 22 countries.

Our International outdoor assets consist of street furniture and transit displays, billboards, mall displays, SmartBike programs, wallscapes and other spectaculars, which we own or operate under lease agreements. Our International business is focused on densely-populated metropolitan areas.

Strategy

Similar to our Americas outdoor advertising business, we believe our International outdoor advertising business has attractive industry fundamentals, including the ability to reach a broad audience and drive foot traffic to the point-of-sale, making outdoor a cost-effective medium for advertisers as measured by cost per thousand persons reached compared to other traditional media.  Our International business focuses on the following strategies:

Promote Overall Outdoor Media Spending.  Our strategy is to promote growth in outdoor advertising’s share of total media spending by demonstrating the strength of our medium.  As part of this effort, we are focusing on developing and implementing improved outdoor audience delivery measurement systems to provide advertisers with tools to plan their campaigns and determine how effectively their message is reaching the desired audience.

Differentiate on Sales and Marketing. Over the past five years, we have spent time and resources building commercial capabilities through a company wide sales force effectiveness program and an upgrade in our sales and marketing talent. These capabilities allow us to build and nurture relationships with our clients and their agencies as well as to offer packages and products that meet our clients’ advertising needs. Going forward, particular areas of focus include pricing, packaging and programmatic selling.

Capitalize on Product and Geographic Opportunities.  We are also focused on growing our relevance to our advertising customers by continuously optimizing our display portfolio and targeting investments in promising market segments. We have continued to innovate and introduce new products in our markets based on local demand. Our street furniture business generates the largest portion of our revenue and that is where we plan to focus much of our investment. We plan to continue to evaluate municipal contracts that may come up for bid and will make prudent investments where we believe we can generate attractive returns.

Continue to Deploy Digital Display Networks.  Our digital outdoor displays are a dynamic medium, which enables our customers to engage in real-time, tactical, topical and flexible advertising. We will continue our focused and dedicated digital strategy and remain committed to the development of digital out-of-home communication solutions. Through our digital brand, Clear Channel Play, we are able to offer networks of digital displays in multiple formats and multiple environments including bus shelters, billboards, airports, transit, malls and flagship locations. Part of our long-term strategy is to pursue the diversification of our product offering by introducing novel technologies, such as beacons, small cells, wayfinding stations and provision of wifi in our street furniture network, as additions to traditional methods of displaying our clients’ advertisements. We are currently installing these technologies in our various markets. We seek to achieve greater consumer engagement and flexibility by delivering powerful, flexible and interactive campaigns that open up new possibilities for advertisers to engage with their target audiences.  We had more than 6,600 digital displays in 19 countries across Europe, Asia and Australia as of December 31, 2015.

Sources of Revenue

Our International outdoor segment generated 23%, 26% and 25% of our revenue in 2015, 2014 and 2013, respectively.  Our International outdoor display inventory consists primarily of street furniture displays, billboards, transit displays and other out-of-home advertising displays. The following table shows the approximate percentage of revenue derived from each inventory category of our International outdoor segment:

	Year Ended December 31,
	2015	2014	2013
Street furniture displays	52%	50%	49%
Billboards	19%	20%	21%
Transit displays	9%	10%	10%
Other (1)	20%	20%	20%
Total	100%	100%	100%

(1)     Includes advertising revenue from mall displays, other small displays, and non-advertising revenue from sales of street furniture equipment, cleaning and maintenance services, operation of SmartBike programs and production revenue.

Our International outdoor segment generates the majority of its revenue from the sale of advertising space on street furniture displays, billboards, retail displays and transit displays. Similar to our Americas outdoor business, advertising rates generally are based on the gross ratings points of a display or group of displays. In some of the countries where we have operations, the number of impressions delivered by a display is weighted to account for such factors as illumination, proximity to other displays and the speed and viewing angle of approaching traffic.

While location, price and availability of displays are important competitive factors, we believe that providing quality customer service and establishing strong client relationships are also critical components of sales.  Our entrepreneurial culture allows local management to operate their markets as separate profit centers, encouraging customer cultivation and service.

Street Furniture Displays

Our International street furniture displays, available in traditional and digital formats, are substantially similar to their Americas street furniture counterparts, and include bus shelters, freestanding units, various types of kiosks, benches and other public structures.  Internationally, contracts with municipal and transit authorities for the right to place our street furniture in the public domain and sell advertising on such street furniture typically provide for terms ranging from two to 15 years. The major difference between our International and Americas street furniture businesses is in the nature of the municipal contracts.  In our International outdoor business, these contracts typically require us to provide the municipality with a broader range of metropolitan amenities such as bus shelters with or without advertising panels, information kiosks and public wastebaskets, as well as space for the municipality to display maps or other public information.  In exchange for providing such metropolitan amenities and display space, we are authorized to sell advertising space on certain sections of the structures we erect in the public domain.  Our International street furniture is typically sold to clients as network packages of multiple street furniture displays, with contract terms ranging from one to two weeks.  Client contracts are also available for longer terms.

Billboards

The sizes of our International billboards are not standardized.  The billboards vary in both format and size across our networks, with the majority of our International billboards being similar in size to our posters used in our Americas outdoor business.

Our billboard inventory is primarily comprised of premium billboards and classic billboards and is available in traditional and digital formats.

•         Premium. Digital premium billboards typically display static messages that resemble standard printed billboards when viewed, but also allow advertisers to change messages throughout the course of a day, and may display advertisements for multiple customers. Our electronic displays are linked through centralized computer systems to instantaneously and simultaneously change advertising copy as needed. Because of their greater size, impact, high frequency and 24-hour advertising changes, digital premium billboards typically deliver our highest rates. Almost all of the advertising copy displayed on traditional premium billboards is digitally-printed and transported to the billboard where it is secured to the display surface. Premium billboards generally are located along major expressways, primary commuting routes and main intersections that are highly visible and heavily trafficked. Our clients may contract for individual billboards or a network of billboards.

•         Classic. Digital and traditional classic billboards are available in a variety of formats across our markets. Similar to digital premium billboards, classic digital billboards typically display static messages that resemble standard printed posters when viewed, and are linked through centralized computer systems to instantaneously and simultaneously change messages throughout the course of a day. Advertising copy for traditional classic billboards is digitally printed then transported and secured to the poster surfaces. Classic billboards generally are located in commercial areas on primary and secondary routes near point-of-purchase locations, facilitating advertising campaigns with greater demographic targeting than those displayed on premium billboards. Classic billboards typically deliver lower rates than our premium billboards. Our intent is to combine the creative impact of premium billboards with the additional reach and frequency of classic billboards.

Our billboards are primarily sold to clients as network packages with contract terms typically ranging from one to two weeks. Long-term client contracts are also available and typically have terms of up to one year. We lease the majority of our billboard sites from private landowners, usually for one to ten years.

Retail Displays

Our retail displays are mainly standalone advertising structures in or in close proximity to retail outlets such as malls and supermarkets. The right to place our displays in these locations and to sell advertising space on them generally is awarded by retail outlet operators such as large retailers or mall operators either through private tenders or bilateral negotiations. Upfront investment and ongoing maintenance costs vary across contracts. Contracts with mall operators and retailers have terms ranging from three to ten years. Our client contracts for retail displays, either traditional or digital, generally have terms ranging from one week to two weeks.

Transit Displays

Our International transit display contracts are substantially similar to their Americas transit display counterparts.  They are advertising surfaces on various types of vehicles or within transit systems, including on the interior and exterior sides of buses, trains, trams and within the common areas of rail stations and airports, and are available in both traditional and digital formats. Similar to street furniture, contracts for the right to place our displays on such vehicles or within such transit systems and to sell advertising space on them generally are awarded by public transit authorities in competitive bidding processes or are negotiated with private transit operators. Our transit display contracts often require us to make only a minimal initial investment and few ongoing maintenance expenditures. Contracts with public transit authorities or private transit operators typically have terms ranging from two to five years. Our client contracts for transit displays, either traditional or digital, generally have terms ranging from one week to one year, or longer.

Other International Displays and Services

The balance of our revenue from our International outdoor segment consists primarily of advertising revenue from mall displays, other small displays and non-advertising revenue from sales of street furniture equipment, cleaning and maintenance services and production and creative services revenue.  Our International inventory includes other small displays that are counted as separate displays since they form a substantial part of our network and International outdoor advertising revenue.  We also have a SmartBike bicycle rental program which provides bicycles for rent to the general public in several municipalities.  In exchange for operating these bike rental programs, we generally derive revenue from advertising rights to the bikes, bike stations, additional street furniture displays, and/or a share of rental income from the local municipalities.  In several of our International markets, we sell equipment or provide cleaning and maintenance services as part of street furniture contracts with municipalities.

Advertising Inventory and Markets

As of December 31, 2015, we owned or operated more than 540,000 displays in our International outdoor segment, with operations across 22 countries.  Our International outdoor display count includes display faces, which may include multiple faces on a single structure, as well as small, individual displays.  As a result, our International outdoor display count is not comparable to our Americas outdoor display count, which includes only unique displays.  No one property is material to our overall operations.  We believe that our properties are in good condition and suitable for our operations.

Competition

The international outdoor advertising industry is competitive, consisting of several large companies involved in outdoor advertising, such as JCDecaux SA and ExterionMedia (UK) Limited, as well as  numerous smaller and local companies operating a limited number of displays in a single market or a few local markets.  We also compete with other advertising media in our respective markets, including broadcast and cable television, radio, print media, direct mail, online, mobile and other forms of advertisement.  Outdoor companies compete primarily based on ability to reach consumers, which is driven by location of the display.

Our business requires us to obtain and renew contracts with municipalities and other governmental entities, which frequently require us to participate in competitive bidding processes at each renewal. Many of these contracts typically have terms ranging from two to 15 years and have revenue share, capital expenditure requirements and/or fixed payment components. Competitive bidding processes are complex and sometimes lengthy.  Substantial costs may be incurred in connection with preparing bids for such processes. Our competitors, individually or through relationships with third parties, may be able to provide municipalities with different or greater capabilities or prices or benefits than we can provide. In the past we have not, and most likely in the future will not, be awarded all of the contracts on which we bid. There can be no assurance that we will win any particular bid, or that we will be able to replace any revenues lost upon expiration or completion of a contract. Our inability to renew existing contracts can also result in significant expenses from the removal of our displays. Furthermore, if and when we do obtain a contract, we are generally required to incur significant start-up expenses. The costs of bidding on contracts and the start-up costs associated with new contracts we may obtain may significantly reduce our cash flow and liquidity. The success of our business also depends generally on our ability to obtain and renew contracts with private landlords.

Other

Our Other category includes our media representation firm, Katz Media, as well as other general support services and initiatives that are ancillary to our other businesses.

Katz Media, a leading media representation firm in the U.S. for radio and television stations, sells national spot advertising time for clients in the radio and television industries throughout the United States.  As of December 31, 2015, Katz Media represented more than 3,000 radio stations.  Katz Media also represents more than 700 television and digital multicast stations.

Katz Media generates revenue primarily through contractual commissions realized from the sale of national spot and online advertising.  National spot advertising is commercial airtime sold to advertisers on behalf of radio and television stations.  Katz Media represents its media clients pursuant to media representation contracts, which typically have terms of up to ten years in length.

Employees

As of December 31, 2015, we had approximately 14,400 domestic employees and approximately 4,300 international employees, of which approximately 17,300 were in direct operations and 1,400 were in administrative or corporate related activities.  Approximately 800 of our employees are subject to collective bargaining agreements in their respective countries. We are a party to numerous collective bargaining agreements, none of which represent a significant number of employees.  We believe that our relationship with our union and non-union employees is good.

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

•         Local Radio Ownership Rule. The maximum allowable number of radio stations that may be commonly owned in a market is based on the size of the market.  In markets with 45 or more stations, one entity may have an attributable interest in up to eight stations, of which no more than five are in the same service (AM or FM).  In markets with 30-44 stations, one entity may have an attributable interest in up to seven stations, of which no more than four are in the same service.  In markets with 15-29 stations, one entity may have an attributable interest in up to six stations, of which no more than four are in the same service.  In markets with 14 or fewer stations, one entity may have an attributable interest in up to five stations, of which no more than three are in the same service, so long as the entity does not have an interest in more than 50% of all stations in the market.  To apply these ownership tiers, the FCC relies on Nielsen Metro Survey Areas, where they exist, and a signal contour-overlap methodology where they do not exist.  An FCC rulemaking is pending to determine how to define radio markets for stations located outside Nielsen Metro Survey Areas.

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

Alien Ownership Restrictions

The Communications Act restricts foreign entities or individuals from owning or voting more than 20% of the equity of a broadcast licensee directly.  It also restricts foreign entities or individuals from owning or voting more than 25% of a licensee’s equity indirectly (i.e., through a parent company), unless the FCC has made a finding that greater indirect foreign ownership is in the public interest. Since we serve as a holding company for FCC licensee subsidiaries, we are effectively restricted from having more than one-fourth of our stock owned or voted directly or indirectly by foreign entities or individuals.  In November 2013, the FCC clarified that it would entertain and authorize, on a case-by-case basis and upon a sufficient public interest showing, proposals to exceed the 25% foreign ownership limit in broadcasting holding companies.  In October 2015, the FCC proposed rules to simplify and streamline the process for requesting authority to exceed the 25% indirect foreign ownership limit and solicited public comment on related matters, such as revising the methodology that broadcasters may use to assess their compliance with the 25% limit.

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

Technical Rules

Numerous FCC rules govern the technical operating parameters of radio stations, including permissible operating frequency, power and antenna height and interference protections between stations.  Changes to these rules could negatively affect the operation of our stations.  For example, in January 2011 a law that eliminates certain minimum distance separation requirements between full-power and low-power FM radio stations was enacted.  In March 2011, the FCC adopted policies which, in certain circumstances, could make it more difficult for radio stations to relocate to increase their population coverage.  In October 2015, the FCC proposed rules, which could reduce the degree of interference protection afforded to certain of our AM radio stations that serve wide areas.

Content, Licenses and Royalties

We must pay royalties to copyright owners of musical compositions (typically, songwriters and publishers) whenever we broadcast or stream musical compositions.  Copyright owners of musical compositions most often rely on intermediaries known as performing rights organizations (“PROs”) to negotiate licenses with copyright users for the public performance of their compositions, collect royalties under such licenses and distribute them to copyright owners. We have obtained public performance licenses from, and pay license fees to, the three major PROs in the United States, which are the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”) and SESAC, Inc. (“SESAC”).  There is no guarantee that a given songwriter or publisher will remain associated with ASCAP, BMI or SESAC or that additional PROs will not emerge.  In 2013, a new PRO was formed named Global Music Rights (“GMR”).  Irving Azoff, one of our directors, is the Chairman and Chief Executive Officer of Azoff MSG Entertainment LLC, which owns 85% of GMR.  GMR has secured the rights to certain high-value copyrights. Further, certain music publishers have attempted to withdraw their rights from ASCAP and BMI.  The withdrawal of a significant number of musical composition copyright owners from the three established PROs, and/or the emergence of one or more additional PROs, could increase our royalty rates and negotiation costs.

To secure the rights to stream music content over the Internet, we also must obtain performance rights licenses and pay public performance royalties to copyright owners of sound recordings (typically, performing artists and record companies).  Under Federal statutory licenses, we are permitted to stream any lawfully released sound recordings and to make ephemeral reproductions of these recordings on our computer servers without having to separately negotiate and obtain direct licenses with each individual copyright owner as long as we operate in compliance with the rules of those statutory licenses and pay the applicable royalty rates to SoundExchange, the organization designated by the Copyright Royalty Board (“CRB”) to collect and distribute royalties under these statutory licenses.  Sound recordings fixed on or after February 15, 1972 are protected by federal copyright law.  Sound recording copyright owners have asserted that state law provides copyright protection for the recordings fixed before that date (“pre-72 recordings”).  Sound recording copyright owners have sued radio broadcasters and digital audio transmission services (including us) for unauthorized public performances and reproductions of pre-72 recordings under various state laws, and courts in two states have issued decisions favorable to the copyright owners.  If one or more of these decisions is upheld on appeal and held to apply to radio broadcasting or Internet simulcasting, it could impede our ability to broadcast or stream pre-72 recordings and/or increase our licensing and negotiating costs of doing so.

The rates at which we pay royalties to copyright owners are privately negotiated or set pursuant to a regulatory process.  In addition, we have business arrangements directly with some copyright owners to receive deliveries of and, in some cases, to directly license their sound recordings for use in our Internet operations.  There is no guarantee that the licenses and associated royalty rates that currently are available to us will be available to us in the future.  Congress may consider and adopt legislation that would require us to pay royalties to sound recording copyright owners for broadcasting those recordings on our terrestrial radio stations. In addition, the CRB recently issued an initial determination establishing copyright royalty rates for the public performance and ephemeral reproduction of sound recordings by various noninteractive webcasters, including radio broadcasters that simulcast their terrestrial programming online, to apply to the period January 1, 2016-December 31, 2020 under the so-called webcasting statutory license.  The rates set by the CRB represent a decrease from the 2015 CRB rates applicable to broadcasters and other webcasters, but the determination has not been finalized and is subject to appeal.  Increased royalty rates could significantly increase our expenses, which could adversely affect our business.  Moreover, some record companies recently have threatened to seek to enforce certain eligibility conditions applicable to the webcasting statutory license that in the past they had agreed to waive.  Some of these conditions may be inconsistent with customary radio broadcasting practices.

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

U.S. federal law neither requires nor prohibits the removal of existing lawful billboards, but it does mandate the payment of compensation if a state or political subdivision compels the removal of a lawful billboard along the controlled roads.  In the past, state governments have purchased and removed existing lawful billboards for beautification purposes using federal funding for transportation enhancement programs, and these jurisdictions may continue to do so in the future. From time to time, state and local government authorities use the power of eminent domain and amortization to remove billboards.  Amortization is the required removal of legal non-conforming billboards (billboards which conformed with applicable laws and regulations when built, but which do not conform to current laws and regulations) or the commercial advertising placed on such billboards after a period of years. Pursuant to this concept, the governmental body asserts that just compensation is earned by continued operation of the billboard over that period of time. Although amortization is prohibited along all controlled roads, amortization has been upheld along non-controlled roads in limited instances where permitted by state and local law. Thus far, we have been able to obtain satisfactory compensation for, or relocation of, our billboards purchased or removed as a result of these types of governmental action, although there is no assurance that this will continue to be the case in the future.

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

The SEC maintains an internet website that contains these reports at www.sec.gov. Any materials we file with the SEC may also be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information concerning the operation of the Public Reference Room may be obtained by calling the SEC at (800) 732-0330.

ITEM 1A.  RISK FACTORS

Risks Related to Our Business

To service our debt obligations and to fund our operations and our capital expenditures, we require a significant amount of cash to meet our needs, which depends on many factors beyond our control

Our ability to service our debt obligations and to fund our operations and our capital expenditures requires a significant amount of cash.  Our primary sources of liquidity are cash on hand, cash flow from operations and borrowing capacity under our receivables based credit facility, subject to certain limitations contained in our material financing agreements, to help meet our liquidity needs.  As of December 31, 2015, we had $772.7 million of cash on our balance sheet.  As of December 31, 2015, we had a borrowing base of $459.7 million under our receivables based credit facility, had $230.0 million of outstanding borrowings and $43.9 million of outstanding letters of credit, resulting in $185.8 million of excess availability.  However, any incremental borrowings under our receivables based credit facility may be further limited by the terms contained in our material financing agreements.  Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flow from operations and borrowing capacity under our receivables based credit facility will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next twelve months. However, our ability to fund our working capital, capital expenditures, debt service and other obligations, and to comply with the financial covenant under our financing agreements, depends on our future operating performance and cash from operations, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond our control. In 2015, we drew a net aggregate of $230.0 million under our receivables based credit facility to fund working capital needs, capital expenditures and interest payment obligations, and, since the beginning of 2015, we completed several transactions as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Anticipated Cash Requirements.” These transactions improved our liquidity position in the short term, but our annual lease payment and annual cash interest payment obligations increased as a result. If our future operating performance does not meet our expectation or our plans materially change in an adverse manner or prove to be materially inaccurate, we may need additional financing.  In addition, the purchase price of possible acquisitions, capital expenditures for deployment of digital billboards and/or other strategic initiatives could require additional indebtedness or equity financing on our part.  Adverse securities and credit market conditions could significantly affect the availability of debt or equity financing. In connection with our  financing transactions completed during 2015, the average interest rate on our outstanding debt has increased.  We anticipate paying cash interest of approximately $1.8 billion during 2016.  Future financing transactions may further increase interest expense, which could in turn reduce our financial flexibility and our ability to fund other activities and make us more vulnerable to changes in operating performance or economic downturns generally.  There can be no assurance that additional financing, if permitted under the terms of our  financing agreements, will be available on terms acceptable to us or at all. The inability to generate sufficient cash or obtain additional financing could have a material adverse effect on our financial condition and on our ability to meet our  obligations or pursue strategic initiatives.

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

We face intense competition in our iHeartMedia and our outdoor advertising businesses

We operate in a highly competitive industry, and we may not be able to maintain or increase our current audience ratings and advertising revenues. Our iHeartMedia and our outdoor advertising businesses compete for audiences and advertising revenues with other radio and outdoor advertising businesses, as well as with other media, such as newspapers, magazines, television, direct mail, portable digital audio players, mobile devices, satellite radio, Internet-based services and live entertainment, within their respective markets. Audience ratings and market shares are subject to change for various reasons, including through consolidation of our competitors through processes such as mergers and acquisitions, which could have the effect of reducing our revenues in a specific market. Our competitors may develop technology, services or advertising media that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. It also is possible that new competitors may emerge and rapidly acquire significant market share in any of our business segments.  An increased level of competition for advertising dollars may lead to lower advertising rates as we attempt to retain customers or may cause us to lose customers to our competitors who offer lower rates that we are unable or unwilling to match.

Alternative media platforms and technologies may continue to increase competition with our broadcasting operations

Our terrestrial radio broadcasting operations face increasing competition from alternative media platforms and technologies, such as broadband wireless, satellite radio, audio broadcasting by cable television systems and Internet-based audio music services, as well as consumer products, such as portable digital audio players and other mobile devices, smart phones and tablets, gaming consoles, in-home entertainment and enhanced automotive platforms. These technologies and alternative media platforms, including those used by us, compete with our radio stations for audience share and advertising revenues.  We are unable to predict the effect that such technologies and related services and products will have on our broadcasting operations.  The capital expenditures necessary to implement these or other technologies could be substantial and we cannot assure you that we will continue to have the resources to acquire new technologies or to introduce new services to compete with other new technologies or services, or that our investments in new technologies or services will provide the desired returns.  Other companies employing new technologies or services could more successfully implement such new technologies or services or otherwise increase competition with our businesses.

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

•         our inability to successfully adopt or are late in adopting technological changes and innovations that offer more attractive advertising or listening alternatives than what we offer, which could result in a loss of advertising customers or lower advertising rates, which could have a material adverse effect on our operating results and financial performance;

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

•         adverse political effects and acts or threats of terrorism or military conflicts;

•         unfavorable changes in labor conditions, which may impair our ability to operate or require us to spend more to retain and attract key employees; and

The success of our street furniture and transit products businesses is dependent on our obtaining key municipal concessions, which we may not be able to obtain on favorable terms

Our street furniture and transit products businesses require us to obtain and renew contracts with municipalities and transit authorities. Many of these contracts, which require us to participate in competitive bidding processes at each renewal, typically have terms ranging from 2 to 15 years and have revenue share, capital expenditure requirements and/or fixed payment components. Competitive bidding processes are complex and sometimes lengthy and substantial costs may be incurred in connection with preparing bids.

Our competitors, individually or through relationships with third parties, may be able to provide different or greater capabilities or prices or benefits than we can provide. In the past we have not been, and most likely in the future will not be, awarded all of the contracts on which we bid. The success of our business also depends generally on our ability to obtain and renew contracts with private landlords. There can be no assurance that we will win any particular bid, be able to renew existing contracts or be able to replace any revenue lost upon expiration or completion of a contract. Our inability to renew existing contracts may also result in significant expenses from the removal of our displays. Furthermore, if and when we do obtain a contract, we are generally required to incur significant start-up expenses. The costs of bidding on contracts and the start-up costs associated with new contracts we may obtain may significantly reduce our cash flow and liquidity.

This competitive bidding process presents a number of risks, including the following:

•         we expend substantial cost and managerial time and effort to prepare bids and proposals for contracts that we may not win;

•         we may be unable to estimate accurately the revenue derived from and the resources and cost structure that will be required to service any contract we win; and

•            we may encounter expenses and delays if our competitors challenge awards of contracts to us in competitive bidding, and any such challenge could result in the resubmission of bids on modified specifications, or in the termination, reduction or modification of the awarded contract.

Our inability to successfully negotiate, renew or complete these contracts due to third-party or governmental demands and delay and the highly competitive bidding processes for these contracts could affect our ability to offer these products to our clients, or to offer them to our clients at rates that are competitive to other forms of advertising, without adversely affecting our financial results.

Future acquisitions, dispositions and other strategic transactions could pose risks

We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue strategic acquisitions and dispositions of certain businesses. These acquisitions or dispositions could be material. Our strategy involves numerous risks, including:

•         our acquisitions may prove unprofitable and fail to generate anticipated cash flows;

•         our dispositions may negatively impact revenues from our national, regional and other sales networks;

•         our dispositions may make it difficult to generate cash flows from operations sufficient to meet our anticipated cash requirements;

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

Acquisitions and dispositions of media and entertainment businesses and outdoor advertising businesses may require antitrust review by U.S. federal antitrust agencies and may require review by foreign antitrust agencies under the antitrust laws of foreign jurisdictions. We can give no assurances that the DOJ, the FTC or foreign antitrust agencies will not seek to bar us from acquiring or disposing of media and entertainment businesses or outdoor advertising businesses or impose stringent undertaking on our business as a condition to the completion of an acquisition in any market where we already have a significant position. Further, radio acquisitions are subject to FCC approval.  Such transactions must comply with the Communications Act and FCC regulatory requirements and policies, including with respect to the number of broadcast facilities in which a person or entity may have an ownership or attributable interest in a given local market and the level of interest that may be held by a foreign individual or entity.  The FCC's media ownership rules remain subject to ongoing agency and court proceedings.  Future changes could restrict our ability to acquire or dispose of new radio assets or businesses.

Extensive current government regulation, and future regulation, may limit our radio broadcasting and other iHeartMedia operations or adversely affect our business and financial results

Congress and several federal agencies, including the FCC, extensively regulate the domestic radio industry.  For example, the FCC could impact our profitability by imposing large fines on us if, in response to pending or future complaints, it finds that we broadcast indecent programming or committed other violations of FCC regulations.  We could face significant fines, for instance, as a result of pending FCC investigations into the allegedly inappropriate broadcast of emergency alert signals by several of our stations.  Additionally, we cannot be sure that the FCC will approve renewal of the licenses we must have in order to operate our stations.  Nor can we be assured that our licenses will be renewed without conditions and for a full term.  The non-renewal, or conditioned renewal, of a substantial number of our FCC licenses could have a materially adverse impact on our operations.  Furthermore, possible changes in interference protections, spectrum allocations and other technical rules may negatively affect the operation of our stations.  For example, in January 2011, a law that eliminates certain minimum distance separation requirements between full-power and low-power FM radio stations was enacted.  In March 2011, the FCC adopted policies which, in certain circumstances, could make it more difficult for radio stations to relocate to increase their population coverage.  In October 2015, the FCC proposed rules, which could reduce the degree of interference protection afforded to certain of our AM radio stations that serve wide areas.  In addition, Congress, the FCC and other regulatory agencies have considered, and may in the future consider and adopt, new laws, regulations and policies that could, directly or indirectly, have an adverse effect on our business operations and financial performance.  For example, Congress may consider and adopt legislation that would impose an obligation upon all U.S. broadcasters to pay performing artists a royalty for the on-air broadcast of their sound recordings (this would be in addition to payments already made by broadcasters to owners of musical work rights, such as songwriters, composers and publishers).  Moreover, it is possible that our license fees and negotiating costs associated with obtaining rights to use musical compositions and sound recordings in our programming content could sharply increase as a result of private negotiations, one or more regulatory rate-setting processes, or administrative and court decisions. The CRB recently issued an initial determination establishing copyright royalty rates for the public performance and ephemeral reproduction of sound recordings by various noninteractive webcasters, including radio broadcasters that simulcast their terrestrial programming online, to apply to the period from January 1, 2016 to December 31, 2020 under the webcasting statutory license.  The rates set by the CRB represent a decrease from the 2015 CRB rates applicable to broadcasters and other webcasters, but the determination has not been finalized and is subject to appeal.  Increased royalty rates could significantly increase our expenses, which could adversely affect our business.  Moreover, some record companies recently have threatened to seek to enforce certain eligibility conditions applicable to the webcasting statutory license that in the past they had agreed to waive.  Some of these conditions may be inconsistent with customary radio broadcasting practices. Finally, various regulatory matters relating to our iHeartMedia business are now, or may become, the subject of court litigation, and we cannot predict the outcome of any such litigation or its impact on our business.

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

From time to time, certain state and local governments and third parties have attempted to force the removal of our displays under various state and local laws, including zoning ordinances, permit enforcement and condemnation. Similar risks also arise in certain of our international jurisdictions.  Certain zoning ordinances provide for amortization, which is the required removal of legal non-conforming billboards (billboards which conformed with applicable laws and regulations when built, but which do not conform to current laws and regulations) or the commercial advertising placed on such billboards after a period of years. Pursuant to this concept, the governmental body asserts that just compensation is earned by continued operation of the billboard over that period of time. Although amortization is prohibited along all controlled roads, amortization has been upheld along non-controlled roads in limited instances where permitted by state and local law. Other regulations limit our ability to rebuild, replace, repair, maintain and upgrade non-conforming displays. In addition, from time to time third parties or local governments assert that we own or operate displays that either are not properly permitted or otherwise are not in strict compliance with applicable law. If we are increasingly unable to resolve such allegations or obtain acceptable arrangements in circumstances in which our displays are subject to removal, modification or amortization, or if there occurs an increase in such regulations or their enforcement, our operating results could suffer.

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

International regulation of the outdoor advertising industry can vary by municipality, region and country, but generally limits the size, placement, nature and density of out-of-home displays.  Other regulations limit the subject matter, animation and language of out-of-home displays. Our failure to comply with these or any future international regulations could have an adverse impact on the effectiveness of our displays or their attractiveness to clients as an advertising medium and may require us to make significant expenditures to ensure compliance and avoid certain penalties or contractual breaches. As a result, we may experience a significant impact on our operations, revenue, international client base and overall financial condition.

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

If our security measures are breached, we could lose valuable information, suffer disruptions to our business, and incur expenses and liabilities including damages to our relationships with listeners, consumers, business partners and advertisers

Although we have implemented physical and electronic security measures to protect against the loss, misuse and alteration of our websites, digital assets and proprietary business information as well as listener, consumer, business partner and advertiser personally identifiable information, no security measures are perfect and impenetrable and we may be unable to anticipate or prevent unauthorized access.  A security breach could occur due to the actions of outside parties, employee error, malfeasance or a combination of these or other actions.  If an actual or perceived breach of our security occurs, we could lose competitively sensitive business information or suffer disruptions to our business operations, information processes or internal controls.  In addition, the public perception of the effectiveness of our security measures or services could be harmed, we could lose listeners, consumers, business partners and advertisers.  In the event of a security breach, we could suffer financial exposure in connection with penalties, remediation efforts, investigations and legal proceedings and changes in our security and system protection measures.  Currently, not all of our systems are fully compliant with PCI-DSS standards and, as a result, we may face additional liability in the event of a security breach involving payment card information.

Restrictions on outdoor advertising of certain products may restrict the categories of clients that can advertise using our products

Out-of-court settlements between the major U.S. tobacco companies and all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and other U.S. territories include a ban on the outdoor advertising of tobacco products.  Other products and services may be targeted in the U.S. in the future, including alcohol products.  Most European Union countries, among other nations, also have banned outdoor advertisements for tobacco products and regulate alcohol advertising.  Regulations vary across the countries in which we conduct business.  Any significant reduction in advertising of products due to content-related restrictions could cause a reduction in our direct revenues from such advertisements and an increase in the available space on the existing inventory of billboards in the outdoor advertising industry.

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

We are exposed to foreign currency exchange risks because a portion of our revenue is received in foreign currencies and translated to U.S. dollars for reporting purposes.

We generate a portion of our revenues in currencies other than U.S. dollars. Changes in economic or political conditions in any of the foreign countries in which we operate could result in exchange rate movement, new currency or exchange controls or other currency restrictions being imposed. Because we receive a portion of our revenues in currencies from the countries in which we operate, exchange rate fluctuations in any such currency could have an adverse effect on our profitability. A portion of our cash flows are generated in foreign currencies and translated to U.S. dollars for reporting purposes, and certain of the indebtedness held by our international subsidiaries is denominated in U.S. dollars, and, therefore, significant changes in the value of such foreign currencies relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on our indebtedness.

Given the volatility of exchange rates, we cannot assure you that we will be able to effectively manage our currency transaction and/or translation risks. It is possible that volatility in currency exchange rates will have a material adverse effect on our financial condition or results of operations. We expect to experience economic losses and gains and negative and positive impacts on our operating income as a result of foreign currency exchange rate fluctuations.

Doing business in foreign countries exposes us to certain risks not expected to occur when doing business in the United States

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

Risks Related to Our Indebtedness

The substantial amount of indebtedness of us and our subsidiaries, may adversely affect our cash flows and our ability to operate our business and make us more vulnerable to changes in the economy or our industry

We have a substantial amount of indebtedness. At December 31, 2015, we had $20.9 billion of total indebtedness outstanding, including: (1) $5.0 billion aggregate principal amount outstanding under our term loan D credit facility, which matures in January 2019 and $1.3 billion aggregate principal amount outstanding under our term loan E credit facility, which matures in July 2019; (2) $230.0 million aggregate principal amount outstanding under our receivables based credit facility, which matures in December 2017; (3) $2.0 billion aggregate principal amount outstanding of our 9.0% priority guarantee notes due 2019, which mature in December 2019; (4) $1.7 billion aggregate principal amount outstanding of our 9.0% priority guarantee notes due 2021, net of $29.9 million of unamortized discounts, which mature in March 2021; (5) $575.0 million aggregate principal amount outstanding of our 11.25% priority guarantee notes due 2021, which mature in March 2021; (6) $1.0 billion aggregate principal amount outstanding of our 9.0% priority guarantee notes due 2022, net of $2.2 million of unamortized premiums, which mature in September 2022; (7) $950.0 million aggregate principal amount outstanding of our 10.625% priority guarantee notes due 2023, which mature in March 2023; (8) $25.2 million aggregate principal amount of other secured debt; (9) $1.7 billion aggregate principal amount outstanding of our 14.0% senior notes due 2021, net of $14.0 million of unamortized discounts, (net of $431.9 million held by a subsidiary of ours), which mature in February 2021; (10) $512.8 million aggregate principal amount outstanding of our Legacy Notes, net of unamortized purchase accounting discounts of $155.1 million (net of $57.1 million held by a subsidiary of ours), which mature at various dates from December 2016 through October 2027; (11) $730.0 million aggregate principal amount outstanding of our 10.0% senior notes due 2018 (net of $120.0 million held by a subsidiary of ours), which mature in January 2018; (12) $2.7 billion aggregate principal amount outstanding of subsidiary senior notes, net of unamortized discounts of $5.6 million, which mature in November 2022; (13) $2.2 billion aggregate principal amount outstanding of subsidiary senior subordinated notes, which mature in March 2020; (14) $222.8 million aggregate principal amount outstanding of international subsidiary senior notes, net of unamortized discounts of $2.2 million, which mature in December 2020; and (15) other obligations of less than $1.0 million. This large amount of indebtedness could have negative consequences for us, including, without limitation:

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

We and our subsidiaries may not be able to generate sufficient cash to service all of our indebtedness, may not be able to refinance all of our indebtedness before it becomes due and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful

Our and our subsidiaries’ ability to make scheduled payments on our respective debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond their or our control.  In addition, because We derive a substantial portion of our operating income from our subsidiaries, our ability to repay our debt depends upon the performance of our subsidiaries, their ability to dividend or distribute funds to us and our receipt of funds under our cash management arrangement with our subsidiary, CCOH.

We and our subsidiaries may not generate cash flow from operations or have cash on hand in an amount sufficient to fund our liquidity needs.  We anticipate cash interest requirements of approximately $1.8 billion during 2016.  At December 31, 2015, we had debt maturities totaling $197.3 million (net of $57.1 million due to a subsidiary of ours), $238.4 million and $939.1 million (net of $120.0 million due to a subsidiary of ours) in 2016, 2017 and 2018, respectively.  We are currently exploring, and expect to continue to explore, a variety of transactions to provide us with additional liquidity.  We cannot assure you that we will enter into or consummate any such liquidity-generating transactions, or that such transactions will provide sufficient cash to satisfy our liquidity needs, and we cannot currently predict the impact that any such transaction, if consummated, would have on us.

If our and our subsidiaries’ cash flows from operations, refinancing sources and other liquidity-generating transactions are insufficient to fund our respective debt service obligations or debt maturities as they become due, we may be forced to reduce or delay capital expenditures, sell material assets or operations, or seek additional capital from other sources.  We may not be able to take any of these actions, and these actions may not be successful or permit us or our subsidiaries to meet the scheduled debt service obligations.  Furthermore, these actions may not be permitted under the terms of existing or future debt agreements.

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

Our substantial debt service obligations have increased as a result of our financing transactions and may continue to do so, which could adversely affect our liquidity and prevent us from fulfilling our obligations

In 2015, our debt service obligations increased.  Future financing transactions and any increase in interest rates may further increase our interest expense. The increase in our debt service obligations could adversely affect our liquidity and could have important consequences, including the following:

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

Because we derive a substantial portion of operating income from our subsidiaries, our ability to repay its debt depends upon the performance of our subsidiaries and their ability to dividend or distribute funds to us.

We derive all of our operating income from our subsidiaries. As a result, our cash flow and our ability to service its indebtedness depend on the performance of our subsidiaries and the ability of those entities to distribute funds to us. We cannot assure you that our subsidiaries will be able to, or be permitted to, pay to us the amounts necessary to service our debt.

The documents governing our and our subsidiaries’ indebtedness contain restrictions that limit our flexibility in operating our business

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

In addition, under our senior secured credit facilities, we are required to comply with certain affirmative covenants and certain specified financial covenants and ratios. For instance, our senior secured credit facilities require us to comply on a quarterly basis with a financial covenant limiting the ratio of our consolidated secured debt, net of cash and cash equivalents, to our consolidated EBITDA (as defined under the terms of our senior secured credit facilities) for the preceding four quarters.  The maximum ratio permitted under this financial covenant for the four quarters ended December 31, 2015 was 8.75 to 1.

The restrictions contained in our credit agreements and indentures could affect our ability to operate our business and may limit our ability to react to market conditions or take advantage of potential business opportunities as they arise.  For example, such restrictions could adversely affect our ability to finance our operations, make strategic acquisitions, investments or alliances, restructure our organization or finance our capital needs.  Additionally, our ability to comply with these covenants and restrictions may be affected by events beyond our control.  These include prevailing economic, financial and industry conditions.  If any of these covenants or restrictions is breached, we could be in default under the agreements governing its indebtedness and, as a result, we would be forced into bankruptcy or liquidation.

Downgrades in our credit ratings may adversely affect our borrowing costs, limit our financing options, reduce our flexibility under future financings and adversely affect our liquidity, and also may adversely impact our business operations

The corporate credit ratings for us and our indirect subsidiary, Clear Channel Worldwide Holdings, Inc. (“CCWH”), are speculative-grade. In December 2015, the corporate family rating for CCWH was revised downward by Moody’s Investors Service, Inc.  Furthermore, in January 2016, Standard & Poor’s Rating Services, Inc. lowered our corporate credit rating. Any further reductions in our credit ratings could increase our borrowing costs, reduce the availability of financing to us or increase the cost of doing business or otherwise negatively impact our business operations.

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

•         the risk that our strategic revenue and efficiency initiatives may not be entirely successful or that any cost savings achieved from such strategic revenue and efficiency initiatives may not be sustained; and

•         certain other factors set forth in our other filings with the SEC.

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative and is not intended to be exhaustive.  Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Corporate

Our corporate headquarters are located in San Antonio, Texas, where we lease space in an executive office building and lease a data and administrative service center.  In addition, certain of our executive and other operations are located in New York, New York and London, England.

iHM

The types of properties required to support each of our radio stations include offices, studios, transmitter sites and antenna sites.  We either own or lease our transmitter and antenna sites.  During 2015, we sold approximately 376 of our owned broadcast communication tower sites and entered into operating leases for the use of the sites. These leases generally have expiration dates that range from five to 30 years.  A radio station’s studios are generally housed with its offices in downtown  or business districts.  A radio station’s transmitter sites and antenna sites are generally positioned in a manner that provides maximum market coverage.

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

Consolidated

The studios and offices of our radio stations and outdoor advertising branches are located in leased or owned  facilities.  These leases generally have expiration dates that range from one to 40 years.  We do not anticipate any difficulties in renewing those leases that expire within the next several years or in leasing other space, if required.  We lease substantially all of our towers and antennas, and own substantially all of the other equipment used in our iHM business. We own substantially all of the equipment used in our outdoor advertising businesses.  For additional information regarding our iHM and outdoor properties, see “Item 1. Business.”

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

International Investigations

On April 21, 2015, inspections were conducted at our premises in Denmark and Sweden as part of an investigation by Danish competition authorities. On the same day, we received a communication from the U.K. competition authorities, also in connection with the investigation by Danish competition authorities. We are cooperating with the national competition authorities. At this time, the outcome of this investigation is uncertain.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information with respect to our executive officers is presented as of February 25, 2016:

Name	Age	Position
Robert W. Pittman	62	Chairman and Chief Executive Officer
Richard J. Bressler	58	President, Chief Operating Officer, Chief Financial Officer and Director
Scott R. Wells	47	Chief Executive Officer – Clear Channel Outdoor Americas
C. William Eccleshare	60	Chairman and Chief Executive Officer— Clear Channel International
Steven J. Macri	47	Senior Vice President, Corporate Finance
Scott D. Hamilton	46	Senior Vice President, Chief Accounting Officer and Assistant Secretary
Robert H. Walls, Jr.	55	Executive Vice President, General Counsel and Secretary

The officers named above serve until their respective successors are chosen and qualified, in each case unless the officer sooner dies, resigns, is removed or becomes disqualified.

Robert W. Pittman is the Chairman and Chief Executive Officer of Parent, us and iHeartMedia Capital I, LLC (“iHM Capital I”) and the Chairman and Chief Executive Officer of CCOH. Mr. Pittman was appointed as the Executive Chairman and a director of Parent and us on October 2, 2011. He was appointed as Chairman of Parent and us on May 17, 2013. He also was appointed as Chairman and Chief Executive Officer and a member of the board of managers of iHM Capital I on April 26, 2013. Prior to October 2, 2011, Mr. Pittman served as Chairman of Media and Entertainment Platforms for iHeartMedia and us since November 2010. He has been a member of, and an investor in, Pilot Group, a private equity investment company, since April 2003. Mr. Pittman was formerly Chief Operating Officer of AOL Time Warner, Inc. from May 2002 to July 2002. He also served as Co-Chief Operating Officer of AOL Time Warner, Inc. from January 2001 to May 2002, and earlier, as President and Chief Operating Officer of America Online, Inc. from February 1998 to January 2001. Mr. Pittman serves on the boards of numerous charitable organizations, including the Alliance for Lupus Research, the Rock and Roll Hall of Fame Foundation and the Robin Hood Foundation, where he has served as past Chairman. Mr. Pittman was selected to serve as a member of our Board because of his service as our Chief Executive Officer, as well as his extensive media experience gained through the course of his career.

Richard J. Bressler is the President, Chief Operating Officer, Chief Financial Officer and Director of Parent and us and the Chief Financial Officer of CCOH.  Mr. Bressler was appointed as the Chief Financial Officer and President of Parent, us and CCOH on July 29, 2013 and as Chief Operating Officer of Parent and us on February 18, 2015. Prior thereto, Mr. Bressler was a Managing

Director at THL. Prior to joining THL, Mr. Bressler was the Senior Executive Vice President and Chief Financial Officer of Viacom, Inc. from 2001 through 2005. He also served as Chairman and Chief Executive Officer of Time Warner Digital Media and, from 1995 to 1999, was Executive Vice President and Chief Financial Officer of Time Warner Inc. Prior to joining Time Inc. in 1988, Mr. Bressler was a partner with the accounting firm of Ernst & Young LLP since 1979. Mr. Bressler also currently is a director of iHeartMedia, us and Gartner, Inc., a member of the board of managers of iHeartMedia Capital I, LLC and a board observer at Univision Communications Inc. Mr. Bressler previously served as a member of the board of directors of American Media Operations, Inc., Nielsen Holdings B.V. and Warner Music Group Corp. and as a member of the J.P. Morgan Chase National Advisory Board. Mr. Bressler holds a B.B.A. in Accounting from Adelphi University.

Scott R. Wells is the Chief Executive Officer of Clear Channel Outdoor Americas at each of the Parent, us and CCOH and was appointed to this position on March 3, 2015.  Previously, Mr. Wells served as an Operating Partner at Bain Capital since January 2011 and prior to that served as an Executive Vice President at Bain Capital since 2007. Mr. Wells also was one of the leaders of the firm’s operationally focused Portfolio Group. Prior to joining Bain Capital, he held several executive roles at Dell, Inc. (“Dell”) from 2004 to 2007, most recently as Vice President of Public Marketing and On-Line in the Americas. Prior to joining Dell, Mr. Wells was a Partner at Bain & Company, where he focused primarily on technology and consumer-oriented companies. Mr. Wells was a member of our Board from August 2008 until March 2015. He currently serves as a director of CRC Health Corporation. He has an M.B.A., with distinction, from the Wharton School of the University of Pennsylvania and a B.S. from Virginia Tech.

C. William Eccleshare is the Chairman and Chief Executive Officer- Clear Channel International at each of Parent, us and CCOH and was appointed to this position on March 2, 2015. Prior to such time, he served as Chief Executive Officer – Outdoor of Parent, us and CCOH since January 24, 2012 and as Chief Executive Officer—Outdoor of iHM Capital I on April 26, 2013.  Prior to January 24, 2012, he served as Chief Executive Officer—Clear Channel Outdoor—International of Parent and us since February 17, 2011 and as Chief Executive Officer—International of CCOH since September 1, 2009.  Previously, he was Chairman and CEO of BBDO EMEA from 2005 to 2009.  Prior thereto, he was Chairman and CEO of Young & Rubicam EMEA since 2002.

Steven J. Macri is the Senior Vice President-Corporate Finance of Parent, iHM Capital I, us and CCOH and was appointed to this position on September 9, 2014. Prior thereto, Mr. Macri served as the Chief Financial Officer of Parent’s iHeartMedia division from October 7, 2013 to September 2014. Prior to joining the company, Mr. Macri served as Chief Financial Officer for LogicSource Inc., from March 2012 to September 2013. Prior to joining LogicSource, Mr. Macri was Executive Vice President and Chief Financial Officer at Warner Music Group Corp. from September 2008 to December 2011 and prior thereto served as Controller and Senior Vice President-Finance from February 2005 to August 2008.

Scott D. Hamilton is the Senior Vice President, Chief Accounting Officer and Assistant Secretary of Parent, us and CCOH. Mr. Hamilton was appointed Senior Vice President, Chief Accounting Officer and Assistant Secretary of Parent, us and CCOH on April 26, 2010 and was appointed as Senior Vice President, Chief Accounting Officer and Assistant Secretary of iHM Capital I on April 26, 2013.  Prior to April 26, 2010, Mr. Hamilton served as Controller and Chief Accounting Officer of Avaya Inc. (“Avaya”), a multinational telecommunications company, from October 2008 to April 2010.  Prior thereto, Mr. Hamilton served in various accounting and finance positions at Avaya, beginning in October 2004.  Prior thereto, Mr. Hamilton was employed by PricewaterhouseCoopers from September 1992 until September 2004 in various roles including audit, transaction services and technical accounting consulting.

Robert H. Walls, Jr. is the Executive Vice President, General Counsel and Secretary of Parent, us and CCOH.  Mr. Walls was appointed the Executive Vice President, General Counsel and Secretary of Parent, us and CCOH on January 1, 2010 and was appointed as Executive Vice President, General Counsel and Secretary of iHM Capital I on April 26, 2013.  On March 31, 2011, Mr. Walls was appointed to serve in the newly-created Office of the Chief Executive Officer for us and CCOH, in addition to his existing offices.  Mr. Walls served in the Office of the Chief Executive Officer for us until October 2, 2011, and served in the Office of the Chief Executive Officer for CCOH until January 24, 2012.  Mr. Walls was a founding partner of Post Oak Energy Capital, LP and served as Managing Director through December 31, 2009 and as an advisor to Post Oak Energy Capital, LP through December 31, 2013.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

               There is no established public trading market for our stock. iHeartMedia Capital I, LLC owns all of our issued and outstanding stock. All of iHeartMedia Capital I, LLC’s issued and outstanding equity interests are directly owned by iHeartMedia Capital II, LLC and all of the issued and outstanding equity interests of iHeartMedia Capital II, LLC are owned by Parent. All equity interests in Parent are owned, directly or indirectly, by the Sponsors and their co-investors, public investors and certain employees of Parent and its subsidiaries, including certain executive officers and directors.

Dividend Policy

               We have not paid cash dividends on the shares of our common stock since the merger in 2008 and our ability to pay dividends is subject to restrictions should we seek to do so in the future. Our debt financing arrangements include restrictions on our ability to pay distributions.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources of Capital” and Note 5 to the Consolidated Financial Statements.

Sales of Unregistered Securities
We did not sell any equity securities during 2015 that were not registered under the Securities Act of 1933.

Purchases of Equity Securities
We did not purchase any of our equity securities during the fourth quarter of 2015.

ITEM 6.  Selected Financial Data

The following tables set forth our summary historical consolidated financial and other data as of the dates and for the periods indicated. The summary historical financial data are derived from our audited consolidated financial statements. Certain prior period amounts have been reclassified to conform to the 2015 presentation.  Historical results are not necessarily indicative of the results to be expected for future periods.  Acquisitions and dispositions impact the comparability of the historical consolidated financial data reflected in this schedule of Selected Financial Data.

               The summary historical consolidated financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto located within Item 8 of Part II of this Annual Report on Form 10-K.

(In thousands)	For the Years Ended December 31,
	2015	2014	2013	2012	2011
Results of Operations Data:
Revenue	$6,241,516	$6,318,533	$6,243,044	$6,246,884	$6,161,352
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,473,345	2,545,448	2,567,210	2,504,529	2,511,406
Selling, general and administrative expenses (excludes depreciation and amortization)	1,701,555	1,676,125	1,636,738	1,660,289	1,599,064
Corporate expenses (excludes depreciation and amortization)	315,564	320,331	313,514	293,207	237,920
Depreciation and amortization	673,991	710,898	730,828	729,285	763,306
Impairment charges (1)	21,631	24,176	16,970	37,651	7,614
Other operating income (expense), net	94,001	40,031	22,998	48,127	12,682
Operating income	1,149,431	1,081,586	1,000,782	1,070,050	1,054,724
Interest expense	1,805,496	1,741,596	1,649,451	1,549,023	1,466,246
Gain (loss) on investments	(4,421)	-	130,879	(4,580)	(4,827)
Equity in earnings (loss) of nonconsolidated affiliates	(902)	(9,416)	(77,696)	18,557	26,958
Loss on extinguishment of debt	(2,201)	(43,347)	(87,868)	(254,723)	(1,447)
Other income (expense), net	13,056	9,104	(21,980)	250	(3,169)
Loss before income taxes	(650,533)	(703,669)	(705,334)	(719,469)	(394,007)
Income tax benefit (expense)	(86,957)	(58,489)	121,817	308,279	125,978
Consolidated net loss	(737,490)	(762,158)	(583,517)	(411,190)	(268,029)
Less amount attributable to noncontrolling interest	17,131	31,603	23,366	13,289	34,065
Net loss attributable to the Company	$(754,621)	$(793,761)	$(606,883)	$(424,479)	$(302,094)

(1)

We recorded non-cash impairment charges of $21.6 million, $24.2 million, $17.0 million, $37.7 million and $7.6 million during 2015, 2014, 2013, 2012 and 2011, respectively.  Our impairment charges are discussed more fully in Item 8 of Part II of this Annual Report on Form 10-K.

(In thousands)	As of December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Current assets	$2,810,883	$2,142,350	$2,461,327	$2,987,753	$2,985,285
Property, plant and equipment, net	2,212,556	2,699,064	2,897,630	3,036,854	3,063,327
Total assets	13,821,098	14,002,449	15,045,335	16,286,659	16,542,039
Current liabilities	1,659,228	1,364,285	1,763,618	1,782,142	1,428,962
Long-term debt, net of current maturities	20,687,082	20,322,414	20,030,479	20,365,369	19,938,531
Shareholder’s deficit	(10,606,681)	(9,665,208)	(8,696,635)	(7,995,191)	(7,471,941)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Format of Presentation

Management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and related footnotes contained in Item 8 of this Annual Report on Form 10-K.  Our discussion is presented on both a consolidated and segment basis.  Our reportable segments are iHeartMedia (“iHM”), Americas outdoor advertising (“Americas outdoor” or “Americas outdoor advertising”), and International outdoor advertising (“International outdoor” or “International outdoor advertising”).  Our iHM segment provides media and entertainment services via live broadcast and digital delivery, and also includes our national syndication business.  Our Americas outdoor and International outdoor segments provide outdoor advertising services in their respective geographic regions using various digital and traditional display types. Included in the “Other” category are our media representation business, Katz Media Group, as well as other general support services and initiatives, which are ancillary to our other businesses.

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

Certain prior period amounts have been reclassified to conform to the 2015 presentation.

iHM

Our iHM strategy centers on delivering entertaining and informative content across multiple platforms, including broadcast, mobile and digital, as well as events.  Our primary source of revenue is derived from selling local and national advertising time on our radio stations, with contracts typically less than one year in duration. The programming formats of our radio stations are designed to reach audiences with targeted demographic characteristics.  We are working closely with our advertising and marketing partners to develop tools and leverage data to enable advertisers to effectively reach their desired audiences. We continue to expand the choices for listeners and we deliver our content and sell advertising across multiple distribution channels including digitally via our iHeartRadio mobile application and other digital platforms which reach national, regional and local audiences.  We also generate revenues from network syndication, our nationally recognized live events, our station websites and other miscellaneous transactions.

iHM management monitors average advertising rates and cost per minute (“CPM”), which are principally based on the length of the spot and how many people in a targeted audience listen to our stations, as measured by an independent ratings service.  In addition, our advertising rates are influenced by the time of day the advertisement airs, with morning and evening drive-time hours typically priced the highest.  Our price and yield information systems enable our station managers and sales teams to adjust commercial inventory and pricing based on local market demand, as well as to manage and monitor different commercial durations in order to provide more effective advertising for our customers at what we believe are optimal prices given market conditions. Yield is measured by management in a variety of ways, including revenue earned divided by minutes of advertising sold.

Management looks at our iHM operations’ overall revenue as well as the revenue from each type of advertising, including local advertising, which is sold predominately in a station’s local market, and national advertising, which is sold across multiple markets.  Local advertising is sold by each radio station’s sales staff while national advertising is sold by our national sales team.  Local advertising, which is our largest source of advertising revenue, and national advertising revenues are tracked separately because these revenue streams have different sales teams and respond differently to changes in the economic environment.  We periodically review and refine our selling structures in all regions and markets in an effort to maximize the value of our offering to advertisers and, therefore, our revenue.

Management also looks at iHM revenue by region and market size.  Typically, larger markets can reach larger audiences with wider demographics than smaller markets.  Additionally, management reviews our share of iHM advertising revenues in markets where such information is available, as well as our share of target demographics listening in an average quarter hour.  This metric gauges how well our formats are attracting and retaining listeners.

A portion of our iHM segment’s expenses vary in connection with changes in revenue.  These variable expenses primarily relate to costs in our sales department, such as commissions, and bad debt.  Our content costs, including music royalty and license fees for music delivered via broadcast or digital streaming, vary with the volume and mix of songs played on our stations and the listening hours on our digital platforms.  Our programming and general and administrative departments incur most of our fixed costs, such as utilities and office salaries.  We incur discretionary costs in our advertising, marketing and promotions, which we primarily use in an effort to maintain and/or increase our audience share. Lastly, we have incentive systems in each of our departments which provide for bonus payments based on specific performance metrics, including ratings, revenue, pricing and overall profitability.

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

Management typically monitors our outdoor advertising business by reviewing the average rates, average revenue per display, occupancy and inventory levels of each of our display types by market.

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

International Outdoor Advertising

Similar to our Americas outdoor business, advertising rates generally are based on the gross ratings points of a display or group of displays. The number of impressions delivered by a display, in some countries, is weighted to account for such factors as illumination, proximity to other displays and the speed and viewing angle of approaching traffic.  In addition, because our International outdoor advertising operations are conducted in foreign markets, including Europe, Asia and Australia, management reviews the operating results from our foreign operations on a constant dollar basis.  A constant dollar basis allows for comparison of operations independent of foreign exchange movements.

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

Macroeconomic Indicators

Our advertising revenue for all of our segments is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP, both domestically and internationally. According to the U.S. Department of Commerce, estimated U.S. GDP growth for 2015 was 2.4%. Internationally, our results are impacted by fluctuations in foreign currency exchange rates as well as the economic conditions in the foreign markets in which we have operations.

Executive Summary

The key developments in our business for the year ended December 31, 2015 are summarized below:

•         Consolidated revenue decreased $77.0 million during 2015 compared to 2014. Excluding the $229.0 million impact from movements in foreign exchange rates, consolidated revenue increased $152.0 million during 2015 compared to 2014.

•         We spent $42.8 million on strategic revenue and efficiency initiatives during 2015 to realign and improve our on-going business operations—a decrease of $27.8 million compared to the same period of 2014.

•         In February 2015, we issued $950.0 million aggregate principal amount of 10.625% priority guarantee notes due 2023. We used the gross proceeds from the issuance of the notes to prepay at par $916.1 million of the loans outstanding under our term loan B facility and $15.2 million of the loans outstanding under our term loan C asset sale facility and to pay accrued and unpaid interest on such loans and related fees and expenses.

•         In April and July 2015, we and certain of our subsidiaries completed the sale of 376 of our broadcast communications tower sites and related assets in exchange for $369.9 million of proceeds. Simultaneous with the closings, we entered into lease agreements for the continued use of 367 of the towers sold.

•         On December 16, 2015, Clear Channel International B.V. (“CCIBV”), our indirect subsidiary, issued $225.0 million in aggregate principal amount of 8.75% Senior Notes due 2020. Clear Channel Outdoor Holdings, Inc. (“CCOH”), an indirect parent company of CCIBV, used the proceeds of the offering to fund a special cash dividend in an aggregate amount equal to approximately $217.8 million to its stockholders. We received $196.3 million of the dividend through three of our wholly-owned subsidiaries.

Revenues and expenses “excluding the impact of foreign exchange movements” in this Management’s Discussion & Analysis of Financial Condition and Results of Operations is presented because management believes that viewing certain financial results without the impact of fluctuations in foreign currency rates facilitates period to period comparisons of business performance and provides useful information to investors.  Revenues and expenses “excluding the impact of foreign exchange movements” are calculated by converting the current period’s revenues and expenses in local currency to U.S. dollars using average foreign exchange rates for the prior period.

Consolidated Results of Operations
The comparison of our historical results of operations for the year ended December 31, 2015 to the year ended December 31, 2014 is as follows:

(In thousands)	Years Ended December 31,		%
	2015	2014	Change
Revenue	$6,241,516	$6,318,533	(1%)
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,473,345	2,545,448	(3%)
Selling, general and administrative expenses (excludes depreciation and amortization)	1,701,555	1,676,125	2%
Corporate expenses (excludes depreciation and amortization)	315,564	320,331	(1%)
Depreciation and amortization	673,991	710,898	(5%)
Impairment charges	21,631	24,176	(11%)
Other operating income, net	94,001	40,031	135%
Operating income	1,149,431	1,081,586	6%
Interest expense	1,805,496	1,741,596
Loss on investments, net	(4,421)	-
Equity in loss of nonconsolidated affiliates	(902)	(9,416)
Loss on extinguishment of debt	(2,201)	(43,347)
Other income, net	13,056	9,104
Loss before income taxes	(650,533)	(703,669)
Income tax expense	(86,957)	(58,489)
Consolidated net loss	(737,490)	(762,158)
Less amount attributable to noncontrolling interest	17,131	31,603
Net loss attributable to the Company	$(754,621)	$(793,761)

Consolidated Revenue

Consolidated revenue decreased $77.0 million during 2015 compared to 2014. Excluding the $229.0 million impact from movements in foreign exchange rates, consolidated revenue increased $152.0 million during 2015 compared to 2014. iHM revenue increased $122.8 million during 2015 compared to 2014 driven primarily by our core radio business, both broadcast and digital, including the impact of marketing partnerships with our advertisers for live events and barter and trade revenue, partially offset by a decrease in political advertising revenues. Americas outdoor revenue decreased $1.6 million during 2015 compared to 2014. Excluding the $23.4 million impact from movements in foreign exchange rates, Americas outdoor revenue increased $21.8 million during 2015 compared to 2014 primarily driven by higher revenues from digital billboards and our Spectacolor business. International outdoor revenue decreased $153.4 million during 2015 compared to 2014. Excluding the $205.6 million impact from movements in foreign exchange rates, International outdoor revenue increased $52.2 million during 2015 compared to 2014 primarily driven by new contracts and the impact of sales initiatives.  Other revenues decreased $48.4 million during 2015 compared to 2014 primarily as a result of lower political advertising revenues and lower contract termination fees earned by our media representation business.

Consolidated Direct Operating Expenses

Consolidated direct operating expenses decreased $72.1 million during 2015 compared to 2014. Excluding the $146.6 million impact from movements in foreign exchange rates, consolidated direct operating expenses increased $74.5 million during 2015 compared to 2014. iHM direct operating expenses increased $40.8 million during 2015 compared to 2014, primarily due to higher music license and performance royalties, higher lease expense as a result of the sale and subsequent leaseback of broadcast communication tower sites and higher compensation related to radio programming. Americas outdoor direct operating expenses decreased $8.4 million during 2015 compared to 2014. Excluding the $13.1 million impact from movements in foreign exchange rates, Americas outdoor direct operating expenses increased $4.7 million during 2015 compared to 2014 primarily due to higher variable site lease expenses related to the increase in revenues. International outdoor direct operating expenses decreased $93.6 million during 2015 compared to 2014. Excluding the $133.5 million impact from movements in foreign exchange rates, International outdoor direct operating expenses increased $39.9 million during 2015 compared to 2014 primarily as a result of higher variable costs associated with higher revenue, as well as higher spending on strategic efficiency initiatives.

Consolidated Selling, General and Administrative (“SG&A”) Expenses

Consolidated SG&A expenses increased $25.4 million during 2015 compared to 2014. Excluding the $51.1 million impact from movements in foreign exchange rates, consolidated SG&A expenses increased $76.5 million during 2015 compared to 2014.  iHM SG&A expenses increased $51.3 million during 2015 compared to 2014 primarily due to higher barter and trade expenses, higher sales expense, including commissions related to higher revenue and higher bad debt expense. Americas outdoor SG&A expenses decreased $0.4 million during 2015 compared to 2014. Excluding the $6.0 million impact from movements in foreign exchange rates, Americas outdoor SG&A expenses increased $5.6 million during 2015 compared to 2014 primarily in Latin America. International outdoor SG&A expenses decreased $16.6 million during 2015 compared to 2014. Excluding the $45.0 million impact from movements in foreign exchange rates, International outdoor SG&A expenses increased $28.4 million during 2015 compared to 2014 primarily due to higher compensation expense, including commissions in connection with higher revenues.

Corporate Expenses

Corporate expenses decreased $4.8 million during 2015 compared to 2014. Excluding the $3.5 million impact from movements in foreign exchange rates, corporate expenses decreased $1.3 million during 2015 compared to 2014 primarily due to a $20.2 million decrease in spending related to our strategic revenue and efficiency initiatives. This was partially offset by the impact of an $8.5 million insurance recovery related to shareholder litigation recognized in 2014, higher variable compensation expense related to period performance and higher legal fees related to the negotiation of digital royalty rates before the Copyright Royalty Board.

Revenue and Efficiency Initiatives

Included in the amounts for direct operating expenses, SG&A and corporate expenses discussed above are expenses of $42.8 million incurred in 2015 in connection with our strategic revenue and efficiency initiatives. The costs were incurred to improve revenue growth, enhance yield, reduce costs and organize each business to maximize performance and profitability.  These costs consist primarily of consolidation of locations and positions, severance related to workforce initiatives, consulting expenses and other costs incurred in connection with streamlining our businesses. These costs are expected to provide benefits in future periods as the initiative results are realized.

Of the strategic revenue and efficiency costs for 2015, $14.0 million are reported within direct operating expenses, $15.0 million are reported within SG&A and $13.8 million are reported within corporate expense.  In 2014, such costs totaled $13.0 million, $23.7 million, and $34.0 million, respectively.

Depreciation and Amortization

Depreciation and amortization decreased $36.9 million during 2015 compared to 2014, primarily due to assets becoming fully depreciated or fully amortized as well as the impact of movements in foreign exchange rates.

Impairment Charges

Historically, we performed our annual impairment test on our goodwill, FCC licenses, billboard permits, and other intangible assets as of October 1 of each year.  Beginning in the third quarter of 2015, we began performing our annual impairment test on July 1 of each year.  In addition, we test for impairment of property, plant and equipment whenever events and circumstances indicate that depreciable assets might be impaired.  As a result of these impairment tests, during 2015 we recorded impairment charges of $21.6 million related to billboard permits in one Americas outdoor market.  During 2014, we recognized impairment charges of $24.2 million primarily related to the impairment of FCC licenses in eight markets due to changes in the discount rates and weighted-average cost of capital for those markets. Please see Note 2 to the Consolidated Financial Statements located in Item 8 of this Annual Report on Form 10-K for a further description of the impairment charges.

Other Operating Income, Net

Other operating income of $94.0 million in 2015 primarily related to the gain on the sale of radio towers which were subsequently leased back (see Note 2 to our Consolidated Financial Statements located in Item 8 of this Annual Report on Form 10-K).

Other operating income of $40.0 million in 2014 primarily related to a non-cash gain of $43.5 million recognized on the sale of non-core radio stations in exchange for a portfolio of 29 stations in five markets.

Interest Expense

Interest expense increased $63.9 million during 2015 compared to 2014 primarily due to the weighted average cost of debt increasing due to debt refinancing transactions that resulted in higher interest rates. Please refer to “Sources of Capital” for additional discussion of debt issuances and exchanges. Our weighted average cost of debt during 2015 and 2014 was 8.5% and 8.1%, respectively.

Loss on Investments, Net

In 2015, we recognized a loss of $5.0 million related to cost method investments.

Equity in Loss of Nonconsolidated Affiliates

Equity in loss of nonconsolidated affiliates was $0.9 million for 2015.

Equity in loss of nonconsolidated affiliates of $9.4 million during 2014 primarily related to the $4.5 million gain on the sale of our 50% interest in Buspak, offset by the sale of our 50% interest in ARN, which included a loss on the sale of $2.4 million and $11.5 million of foreign exchange losses that were reclassified from accumulated other comprehensive income at the date of the sale.

Loss on Extinguishment of Debt

In connection with the first quarter 2015 prepayment of our Term Loan B facility and Term Loan C-asset sale facility, we recognized a loss of $2.2 million.

During the fourth quarter of 2014, CC Finco, LLC (“CC Finco”), an indirect wholly-owned subsidiary of ours, repurchased $57.1 million aggregate principal amount of our 5.5% Senior Notes due 2016 and $120.0 million aggregate principal amount of our 10.0% Senior Notes due 2018 for a total of $159.3 million, including accrued interest, through open market purchases. In connection with these transactions, we recognized a net gain of $12.9 million.

In September 2014, we prepaid $974.9 million of the loans outstanding under its Term Loan B facility and $16.1 million of the loans outstanding under its Term Loan C-asset sale facility. In connection with these transactions, we recognized a loss of $4.8 million.

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

Other Income, Net

Other income of $13.1 million and $9.1 million for 2015 and 2014, respectively, primarily related to gains on foreign exchange transactions.

Income Tax Expense

The effective tax rate for the year ended December 31, 2015 was (13.4%) as compared to (8.3%) for the year ended December 31, 2014.  The effective tax rate for 2015 was impacted by the $305.3 million valuation allowance recorded against our current period federal and state net operating losses due to the uncertainty of the ability to utilize those losses in future periods.  The valuation allowance was recorded against the Company’s current period federal and state net operating losses due to the uncertainty of the ability to utilize these losses in future periods.

The effective tax rate for the year ended December 31, 2014 was (8.3%) and was primarily impacted by the $339.8 million valuation allowance recorded during the period as additional deferred tax expense. The valuation allowance was recorded against a portion of the U.S. Federal and State net operating losses due to the uncertainty of the ability to utilize those losses in future periods. This expense was partially offset by $28.9 million in net tax benefits associated with a decrease in unrecognized tax benefits resulting from the expiration of statutes of limitations to assess taxes in the United Kingdom and several state jurisdictions.

iHM Results of Operations
Our iHM operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2015	2014	Change
Revenue	$3,284,320	$3,161,503	4%
Direct operating expenses	972,937	932,172	4%
SG&A expenses	1,065,716	1,014,432	5%
Depreciation and amortization	240,230	240,868	(0%)
Operating income	$1,005,437	$974,031	3%

iHM revenue increased $122.8 million during 2015 compared to 2014 driven primarily by increases in our core radio business, both broadcast and digital, including the impact of marketing partnerships with our advertisers for live events, such as the iHeartRadio Music Festival, the iHeartRadio Music Awards, the iHeart Country Festival and iHeartRadio Jingle Balls concert tour, and barter and trade revenue. Revenue also increased for our traffic and weather business, as well as growth in our syndication business driven by growth in our news/talk format. Partially offsetting these increases were decreases in political advertising revenues as a result of 2015 not being a congressional election year.

iHM direct operating expenses increased $40.8 million during 2015 compared to 2014, primarily due to higher music license and performance royalties, higher lease expense as a result of the sale and subsequent leaseback of radio tower sites (see Note 2 to our Consolidated Financial Statements located in Item 8 of this Annual Report on Form 10-K) and higher radio programming costs. iHM SG&A expenses increased $51.3 million during 2015 compared to 2014 primarily due to higher barter and trade expenses, higher bad debt expense and investments in national and digital sales capabilities, partially offset by lower advertising and promotion expense and lower legal expense. Strategic revenue and efficiency spending included in SG&A expenses decreased $3.9 million compared to the same period last year.

Americas Outdoor Advertising Results of Operations
Our Americas outdoor operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2015	2014	Change
Revenue	$1,349,021	$1,350,623	(0%)
Direct operating expenses	597,382	605,771	(1%)
SG&A expenses	233,254	233,641	(0%)
Depreciation and amortization	204,514	203,928	0%
Operating income	$313,871	$307,283	2%

Americas outdoor revenue decreased $1.6 million during 2015 compared to 2014. Excluding the $23.4 million impact from movements in foreign exchange rates, Americas outdoor revenue increased $21.8 million during 2015 compared to 2014 driven primarily by an increase in revenues from digital billboards as a result of new deployments, as well as from our Spectacolor business, partially offset by lower advertising revenues from our static bulletins and posters, and our airports business.

Americas outdoor direct operating expenses decreased $8.4 million during 2015 compared to 2014. Excluding the $13.1 million impact from movements in foreign exchange rates, Americas outdoor direct operating expenses increased $4.7 million during 2015 compared to 2014 primarily due to higher variable site lease expenses related to the increase in revenues. Americas outdoor SG&A expenses decreased $0.4 million during 2015 compared to 2014. Excluding the $6.0 million impact from movements in foreign exchange rates, Americas outdoor SG&A expenses increased $5.6 million during 2015 compared to 2014 primarily due to higher expenses in Latin America.

International Outdoor Advertising Results of Operations
Our International outdoor operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2015	2014	Change
Revenue	$1,457,183	$1,610,636	(10%)
Direct operating expenses	897,520	991,117	(9%)
SG&A expenses	298,250	314,878	(5%)
Depreciation and amortization	166,060	198,143	(16%)
Operating income	$95,353	$106,498	(10%)

International outdoor revenue decreased $153.4 million during 2015 compared to 2014. Excluding the $205.6 million impact from movements in foreign exchange rates, International outdoor revenue increased $52.2 million during 2015 compared to 2014 primarily driven by new contracts along with higher occupancy and higher rates for our transit and street furniture products, particularly digital, in certain European countries, including Sweden, Norway, Italy and the UK, as well as from new contracts in Australia and China.

International outdoor direct operating expenses decreased $93.6 million during 2015 compared to 2014. Excluding the $133.5 million impact from movements in foreign exchange rates, International outdoor direct operating expenses increased $39.9 million during 2015 compared to 2014 primarily as a result of higher variable costs associated with higher revenue, as well as site lease termination fees on lower-margin boards incurred in connection with strategic revenue and efficiency initiatives. International outdoor SG&A expenses decreased $16.6 million during 2015 compared to 2014. Excluding the $45.0 million impact from movements in foreign exchange rates, International outdoor SG&A expenses increased $28.4 million during 2015 compared to 2014 primarily due to higher compensation expense, including commissions in connection with higher revenues.

Depreciation and amortization decreased $32.1 million. Excluding the $19.5 million impact from movements in foreign exchange rates, depreciation and amortization decreased $12.6 million primarily due to assets becoming fully depreciated or fully amortized.

Also included in International Outdoor direct operating expenses and SG&A expenses are $8.2 million and $3.2 million, respectively, recorded in the fourth quarter of 2015 to correct for accounting errors included in the results for our Netherlands subsidiary reported in prior years. Such corrections are not considered to be material to the current year or prior year financial results.

Consolidated Results of Operations
The comparison of our historical results of operations for the year ended December 31, 2014 to the year ended December 31, 2013 is as follows:

(In thousands)	Years Ended December 31,		%
	2014	2013	Change
Revenue	$6,318,533	$6,243,044	1%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,545,448	2,567,210	(1%)
Selling, general and administrative expenses (excludes depreciation and amortization)	1,676,125	1,636,738	2%
Corporate expenses (excludes depreciation and amortization)	320,331	313,514	2%
Depreciation and amortization	710,898	730,828	(3%)
Impairment charges	24,176	16,970	42%
Other operating income, net	40,031	22,998	74%
Operating income	1,081,586	1,000,782	8%
Interest expense	1,741,596	1,649,451
Gain (loss) on marketable securities	-	130,879
Equity in earnings (loss) of nonconsolidated affiliates	(9,416)	(77,696)
Loss on extinguishment of debt	(43,347)	(87,868)
Other income (expense), net	9,104	(21,980)
Loss before income taxes	(703,669)	(705,334)
Income tax benefit	(58,489)	121,817
Consolidated net loss	(762,158)	(583,517)
Less amount attributable to noncontrolling interest	31,603	23,366
Net loss attributable to the Company	$(793,761)	$(606,883)

Consolidated Revenue

Our consolidated revenue during 2014 increased $75.5 million including a decrease of $22.7 million from movements in foreign exchange compared to 2013. Excluding the impact of foreign exchange movements, consolidated revenue increased $98.2 million. Our iHM revenue increased $29.9 million driven by increased revenues from political advertising, our traffic and weather business, core national broadcast radio and digital revenues.  Americas outdoor revenue decreased $35.1 million compared to 2013, including negative movements in foreign exchange of $9.4 million. Excluding the impact of foreign exchange movements, Americas outdoor revenue decreased $25.7 million primarily driven by lower revenues generated by national accounts and the nonrenewal of certain airport contracts, and lower revenues in our Los Angeles market as a result of the impact of litigation. Our International outdoor revenue increased $50.2 million compared to 2013, including negative movements in foreign exchange of $13.3 million. Excluding the impact of foreign exchange movements, International outdoor revenue increased $63.5 million primarily driven by new contracts and from growth in Europe and emerging markets. Other revenues increased $30.7 million primarily as a result of higher political revenues and a contract termination fee of $15 million earned by our media representation business.

Consolidated Direct Operating Expenses

Consolidated direct operating expenses during 2014 decreased $21.9 million including a decrease of $11.9 million from movements in foreign exchange compared to 2013. Excluding the impact of foreign exchange movements, consolidated direct operating expenses decreased $10.0 million. Our iHM direct operating expenses decreased $23.6 million compared to 2013, primarily resulting from lower costs in our national syndication business partially offset by higher programming and content costs.  Direct operating expenses in our Americas outdoor segment decreased $5.0 million compared to 2013, including a decrease of $6.0 million from movements in foreign exchange. Excluding the impact of foreign exchange movements, direct operating expenses in our Americas outdoor segment increased $1.0 million. Direct operating expenses in our International outdoor segment increased $7.1 million compared to 2013, including a decrease of $5.9 million from movements in foreign exchange. Excluding the impact of foreign exchange movements, direct operating expenses in our International outdoor segment increased $13.0 million primarily as a result of higher variable costs associated with new contracts.

Consolidated SG&A Expenses

Consolidated SG&A expenses during 2014 increased $39.4 million including a decrease of $4.6 million from movements in foreign exchange compared to 2013. Excluding the impact of foreign exchange movements, consolidated SG&A expenses increased $44.0 million. Our iHM SG&A expenses increased $31.9 million primarily due to higher compensation expense, including commissions. SG&A expenses decreased $9.8 million in our Americas outdoor segment including a decrease of $1.9 million from movements in foreign exchange compared to 2013. Excluding the impact of foreign exchange movements, SG&A expenses in our Americas outdoor segment decreased $7.9 million primarily due to lower commission expense in connection with lower revenues and property tax refunds. Our International outdoor SG&A expenses increased $14.8 million compared to 2013, including a $2.7 million decrease due to the effects of movements in foreign exchange. Excluding the impact of foreign exchange movements, SG&A expenses in our International outdoor segment increased $17.5 million primarily due to higher compensation expense, including commissions, in connection with higher revenues, as well as higher litigation expenses.

Corporate Expenses

Corporate expenses increased $6.8 million compared to 2013 primarily due to increased employee benefits costs, higher strategic revenue and efficiency costs and higher compensation expenses related to our variable compensation plans, partially offset by an $8.5 million credit for the realization of an insurance recovery related to litigation filed by stockholders of CCOH and lower legal costs related to this litigation.

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

Interest Expense

Interest expense increased $92.1 million during 2014 compared to 2013 primarily due to the weighted average cost of debt increasing as a result of debt refinancing transactions that occurred since 2013. Please refer to “Sources of Capital” for additional discussion of debt issuances and exchanges. Our weighted average cost of debt during 2014 and 2013 was 8.1% and 7.6%, respectively.

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

In September 2014, we prepaid $974.9 million of the loans outstanding under its Term Loan B facility and $16.1 million of the loans outstanding under its Term Loan C-asset sale facility. In connection with these transactions, we recognized a loss of $4.8 million.

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

iHM Results of Operations
Our iHM operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2014	2013	Change
Revenue	$3,161,503	$3,131,595	1%
Direct operating expenses	932,172	955,767	(2%)
SG&A expenses	1,014,432	982,514	3%
Depreciation and amortization	240,868	262,136	(8%)
Operating income	$974,031	$931,178	5%

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

Direct operating expenses decreased $23.6 million during 2014, primarily resulting from lower costs in our national syndication business partially offset by higher programming and content costs, including sports programming and music license and performance royalties. SG&A expenses increased $31.9 million during 2014 primarily due to higher compensation expense, including commissions. Strategic revenue and efficiency costs included in SG&A expenses increased $4.4 million compared to 2013.

Depreciation and amortization decreased $21.3 million, primarily due to intangible assets becoming fully amortized.

Americas Outdoor Advertising Results of Operations
Our Americas outdoor advertising operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2014	2013	Change
Revenue	$1,350,623	$1,385,757	(3%)
Direct operating expenses	605,771	610,750	(1%)
SG&A expenses	233,641	243,456	(4%)
Depreciation and amortization	203,928	206,031	(1%)
Operating income	$307,283	$325,520	(6%)

Our Americas outdoor revenue decreased $35.1 million compared to 2013, including negative movements in foreign exchange of $9.4 million. Excluding the impact of foreign exchange movements, Americas outdoor revenue decreased $25.7 million driven primarily by lower spending by national accounts and the nonrenewal of certain airport contracts. Revenues were also lower in our Los Angeles market as a result of the impact of litigation as discussed further in Item 3 of Part I of this Annual Report on Form 10-K.

Direct operating expenses decreased $5.0 million compared to 2013, including a decrease of $6.0 million from movements in foreign exchange. Excluding the impact of foreign exchange movements, direct operating expenses in our Americas outdoor segment increased $1.0 million. SG&A expenses decreased $9.8 million compared to 2013, including a decrease of $1.9 million from movements in foreign exchange. Excluding the impact of foreign exchange movements, SG&A expenses in our Americas outdoor segment decreased $7.9 million primarily due to lower commission expense in connection with lower revenues and property tax refunds.

International Outdoor Advertising Results of Operations
Our International outdoor operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2014	2013	Change
Revenue	$1,610,636	$1,560,433	3%
Direct operating expenses	991,117	983,978	1%
SG&A expenses	314,878	300,116	5%
Depreciation and amortization	198,143	194,493	2%
Operating income	$106,498	$81,846	30%

International outdoor revenue increased $50.2 million compared to 2013, including a decrease of $13.3 million from movements in foreign exchange. Excluding the impact of foreign exchange movements, revenues increased $63.5 million primarily driven by revenue growth in Europe including Italy, due to a new contract for the Rome airports, as well as Sweden, France, and the UK. Revenue in emerging markets also increased, particularly in China primarily as a result of new contracts.

Direct operating expenses increased $7.1 million compared to 2013, including a decrease of $5.9 million from movements in foreign exchange. Excluding the impact of movements in foreign exchange, direct operating expenses increased $13.0 million primarily as a result of higher variable costs associated with new contracts, including the Rome airports contract in Italy. SG&A expenses increased $14.8 million compared to 2013, including a decrease of $2.7 million from movements in foreign exchange. Excluding the impact of movements in foreign exchange, SG&A expenses increased $17.5 million primarily due to higher compensation expense, including commissions, in connection with higher revenues, as well as higher litigation expenses.

Depreciation and amortization increased $3.7 million, primarily due to purchases of property, plant, & equipment.

Reconciliation of Segment Operating Income to Consolidated Operating Income

(In thousands)	Years Ended December 31,
	2015	2014	2013
iHM	$1,005,437	$974,031	$931,178
Americas outdoor advertising	313,871	307,283	325,520
International outdoor advertising	95,353	106,498	81,846
Other	14,765	32,676	(1,399)
Impairment charges	(21,631)	(24,176)	(16,970)
Other operating income, net	94,001	40,031	22,998
Corporate expense (1)	(352,365)	(354,757)	(342,391)
Consolidated operating income	$1,149,431	$1,081,586	$1,000,782

(1) Corporate expenses include expenses related to iHM, Americas outdoor, International outdoor and our Other category, as well as overall executive, administrative and support functions.

Share-Based Compensation Expense

We do not have any compensation plans under which we grant stock awards to employees. Certain employees receive equity awards from the equity incentive plans of our indirect parent, iHeartMedia, Inc. (“Parent”), and our subsidiary, CCOH.

Share-based compensation expenses are recorded in corporate expenses and were $10.9 million, $10.7 million and $16.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, there was $26.5 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately three years.  In addition, as of December 31, 2015, there was $25.7 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the years ended December 31, 2015, 2014 and 2013:

(In thousands)	Years Ended December 31,
	2015	2014	2013
Cash provided by (used for):
Operating activities	$(77,304)	$245,116	$212,872
Investing activities	$30,234	$(88,682)	$(133,365)
Financing activities	$377,410	$(398,001)	$(595,882)

Operating Activities

2015

Cash used for operating activities was $77.3 million in 2015 compared to $245.1 million of cash provided from operating activities in 2014.  Our consolidated net loss in 2015 and 2014 included non-cash items of $700.7 million and $877.5 million, respectively. Non-cash items affecting our net loss include impairment charges, depreciation and amortization, deferred taxes, provision for doubtful accounts, amortization of deferred financing charges and note discounts, net, share-based compensation, gain on disposal of operating and fixed assets, gain on marketable securities, equity in (earnings) loss of nonconsolidated affiliates, loss on extinguishment of debt, and other reconciling items, net as presented on the face of the consolidated statement of cash flows.  The increase in cash used for operating activities is primarily attributed to an increase of $146.1 million of cash interest payments in 2015 compared to 2014, as well as changes in working capital balances, particularly accounts receivable, which were driven primarily by an increase in revenues and slower collections, as well as prepaid and other current assets.  Cash paid for interest was higher in 2015 compared to the prior year due to the timing of accrued interest payments and higher interest rates as a result of refinancing transactions.

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

Investing Activities

2015

Cash provided by investing activities of $30.2 million in 2015 primarily reflected proceeds of $369.9 million from the sale of broadcasting towers and related property and equipment, as well as proceeds of $34.3 million from the sale of our San Antonio office buildings, partially offset by closing costs incurred in relation to the sale of broadcasting towers of $10.0 million. We are leasing back a portion of the radio towers and related property and equipment, as well as the San Antonio office buildings, under long-term operating leases. Those sale proceeds were partially offset by $296.4 million used for capital expenditures and $85.8 million used to purchase businesses, investments and other operating assets.  We spent $59.0 million for capital expenditures in our iHM segment primarily related to leasehold improvements and IT infrastructure, $82.2 million in our Americas outdoor segment primarily related to the construction of new advertising structures such as digital displays, $132.6 million in our International outdoor segment primarily related to street furniture advertising and digital billboard structures, $6.8 million in our Other category and $15.8 million by Corporate primarily related to equipment and software.

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

Financing Activities

2015

Cash provided by financing activities of $377.4 million in 2015 primarily resulted from net draws under our  receivables based credit facility of $230.0 million, the net effect of the proceeds from the issuance of $950.0 million of 10.625% Priority Guarantee Notes due 2023 and proceeds from the issuance by CCIBV of $225.0 million of 8.75% Senior Notes due 2020, offset by the prepayment at par of $916.1 million of the loans outstanding under our Term Loan B facility, $15.2 million of the loans outstanding under our Term Loan C-asset sale facility and cash paid of $42.6 million to purchase CCOH’s Class A common stock.

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

Anticipated Cash Requirements

Our primary sources of liquidity are cash on hand, cash flow from operations and borrowing capacity under our domestic receivables based credit facility, subject to certain limitations contained in our material financing agreements. As of December 31, 2015, we had $772.7 million of cash on our balance sheet, including $186.1 million of cash held outside the U.S. by our subsidiaries, a portion of which is held by non-wholly owned subsidiaries or is otherwise subject to certain restrictions and not readily accessible to us.  As disclosed in Item 8, Note 1, Summary of Significant Accounting Policies, it is our policy to permanently reinvest the earnings of our non-U.S. subsidiaries as these earnings are generally redeployed in those jurisdictions for operating needs and continued functioning of their businesses.  We have the ability and intent to indefinitely reinvest the undistributed earnings of consolidated subsidiaries based outside of the United States.  If any excess cash held by our foreign subsidiaries were needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes.  This is a result of significant deficits, as calculated for tax law purposes, in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.  As of December 31, 2015, we had a borrowing base of $459.7 million under our receivables based credit facility, had $230.0 million of outstanding borrowings and had $43.9 million of outstanding letters of credit, resulting in $185.8 million of excess availability.  However, any incremental borrowings under our receivables based credit facility may be further limited by the terms contained in our material financing agreements. We drew a net aggregate of $230.0 million under the receivables based credit facility in 2015 to fund working capital needs, capital expenditures and interest payment obligations.

Since the beginning of 2015, we successfully completed several transactions that had a positive impact on our liquidity.  In March, 2015, we completed the sale-leaseback of our office buildings in San Antonio, Texas, for cash proceeds of $34.3 million.  In April and July of 2015, we completed the sale-leaseback of certain of our broadcast communications towers for aggregate cash proceeds of $369.9 million.  On December 16, 2015, CCIBV, an indirect subsidiary of the Company and of CCOH, issued $225.0 million in aggregate principal amount of 8.75% Senior Notes due 2020, the proceeds of which were used to fund a dividend by CCOH paid on January 7, 2016.  We received $196.3 million of the dividend through three of our wholly-owned subsidiaries. In the first quarter of 2016, CCOH sold its outdoor business in nine non-strategic outdoor markets for an aggregate purchase price of approximately $602.0 million in cash and certain advertising assets in Florida (the “Outdoor Transactions”).  A portion of the proceeds of the Outdoor Transactions, together with the proceeds of a concurrent $300.0 million repayment under the revolving promissory note issued by us to CCOH, were used to fund a dividend by CCOH of $540.0 million paid on February 4, 2016.  We received $486.5 million of the dividend proceeds ($186.5 million net of our repayment of the Revolving Promissory Note) through three of our wholly-owned subsidiaries.  We have used, and intend to use, the proceeds of these transactions to fund working capital needs, interest payment obligations and other general corporate purposes.  These transactions improved our liquidity position, but our annual lease payment and annual cash interest payment obligations increased as a result.

Our primary uses of liquidity are to fund our working capital, debt service, capital expenditures and other obligations.  Our ability to fund our working capital, debt service, capital expenditures and other obligations, and to comply with the financial covenants under our financing agreements, depends on our future operating performance, cash flows from operations and our ability to continue to refinance our debt obligations and generate cash from additional liquidity-generating transactions, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond our control.  At December 31, 2015, we had debt maturities totaling $197.3 million, $238.4 million and $939.1 million in 2016, 2017 and 2018, respectively.  A significant amount of our cash requirements are for debt service obligations, which increased as a result of our financing transactions during 2015 and 2014.  We anticipate having approximately $1.8 billion of cash interest payment obligations in 2016, compared to $1.7 billion of cash interest payments in 2015.  Our increased interest payment obligations will reduce our liquidity over time, which could in turn reduce our financial flexibility and make us more vulnerable to changes in operating performance and economic downturns generally, and could negatively affect our ability to obtain additional financing in the future.  Our future success will depend on our ability to improve our operating performance, address our significant annual cash interest obligations and continue to refinance our outstanding debt.

An important aspect of our business strategy is to continue to refinance our outstanding debt in advance of upcoming maturities.  If our future operating performance does not meet our expectations or our plans materially change in an adverse manner or prove to be materially inaccurate, we may not be able to refinance the debt as currently contemplated.  Our ability to refinance the debt will depend on the conditions of the capital markets and our financial condition at the time.  There can be no assurance that refinancing alternatives will be available on terms acceptable to us or at all. Even if refinancing alternatives are available to us, we may not find them suitable or at comparable interest rates to the indebtedness being refinanced, and our annual cash interest payment obligations could increase further.  In addition, the terms of our existing or future debt agreements may restrict us from securing a refinancing on terms that are available to us at that time.  If we are unable to continue to obtain sources of refinancing or generate sufficient cash through liquidity-generating transactions, we could face substantial liquidity problems, which could have a material adverse effect on our financial condition and on our ability to meet our obligations.

We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue acquisitions or dispositions, which could be material.  Our and our subsidiaries’ significant amount of indebtedness may limit our ability to pursue acquisitions or dispositions.  The terms of our existing or future debt agreements may also restrict our ability to engage in these transactions.

Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flow from operations and borrowing capacity under our receivables based credit facility will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months.  Significant assumptions underlie this belief, including, among other things, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements.  We cannot assure you that this will be the case.  If our future cash flows from operations and other financing sources are insufficient to pay our debt obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell material assets, seek additional capital or refinance our and our subsidiaries’ debt.  We cannot assure you that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all.

We were in compliance with the covenants contained in our material financing agreements as of December 31, 2015, including the maximum consolidated senior secured net debt to consolidated EBITDA limitation contained in our senior secured credit facilities. We believe our long-term plans, which include promoting spending in our industries and capitalizing on our diverse geographic and product opportunities, including the continued investment in our media and entertainment initiatives and continued deployment of digital displays, will enable us to generate cash flows from operations, together with cash on hand, sufficient to meet our liquidity and funding requirements long term.  However, our anticipated results are subject to significant uncertainty and there can be no assurance that we will be able to maintain compliance with these covenants.  In addition, our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any covenants set forth in our financing agreements would result in a default thereunder. An event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, the lenders under the receivables based credit facility under our senior secured credit facilities would have the option to terminate their commitments to make further extensions of credit thereunder. If we are unable to repay our obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility. In addition, a default or acceleration under any of our material financing agreements could cause a default under other of our obligations that are subject to cross-default and cross-acceleration provisions. The threshold amount for a cross-default under the senior secured credit facilities is $100.0 million.

Sources of Capital
As of December 31, 2015 and 2014, we had the following debt outstanding, net of cash and cash equivalents:

	December 31,
(In millions)	2015	2014
Senior Secured Credit Facilities:
Term Loan B Facility Due 2016	-	916.1
Term Loan C - Asset Sale Facility Due 2016	-	15.2
Term Loan D Facility Due 2019	5,000.0	5,000.0
Term Loan E Facility Due 2019	1,300.0	1,300.0
Receivables Based Credit Facility Due 2017 (1)	230.0	-
9.0% Priority Guarantee Notes Due 2019	1,999.8	1,999.8
9.0% Priority Guarantee Notes Due 2021	1,750.0	1,750.0
11.25% Priority Guarantee Notes Due 2021	575.0	575.0
9.0% Priority Guarantee Notes Due 2022	1,000.0	1,000.0
10.625% Priority Guarantee Notes Due 2023	950.0	-
Subsidiary Revolving Credit Facility due 2018(2)	-	-
Other Secured Subsidiary Debt	25.2	19.2
Total Secured Debt	12,830.0	12,575.3

14.0% Senior Notes Due 2021	1,695.1	1,661.7
Legacy Notes:
5.5% Senior Notes Due 2016	192.9	192.9
6.875% Senior Notes Due 2018	175.0	175.0
7.25% Senior Notes Due 2027	300.0	300.0
10.0% Senior Notes Due 2018	730.0	730.0
Subsidiary Senior Notes:
6.5% Series A Senior Notes Due 2022	735.8	735.8
6.5% Series B Senior Notes Due 2022	1,989.2	1,989.2
Subsidiary Senior Subordinated Notes:
7.625% Series A Senior Notes Due 2020	275.0	275.0
7.625% Series B Senior Notes Due 2020	1,925.0	1,925.0
Subsidiary 8.75% Senior Notes due 2020	225.0	-
Other Subsidiary Debt	0.2	1.0
Purchase accounting adjustments and original issue discount	(204.6)	(234.9)
Total Debt	20,868.6	20,326.0
Less: Cash and cash equivalents	772.7	457.0
	$20,095.9	$19,869.0

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

Senior Secured Credit Facilities

As of December 31, 2015, we had a total of $6,300.0 million outstanding under our senior secured credit facilities, consisting of:

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

The foregoing prepayments will be applied at our option to the Term Loans (on a pro rata basis) in one of the following cases: (i) first to outstanding Term Loan D and second to outstanding Term Loan E, (ii) first to outstanding Term Loan E and second to outstanding Term Loan D or (iii) ratably to outstanding Term Loan D and Term Loan E.

We may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to Eurocurrency rate loans.

Amendments and Repayments

On October 25, 2012, we amended the terms of our senior secured credit facilities (the “Amendments”).  The Amendments, among other things: (i) permit exchange offers of Term Loans for new debt securities in an aggregate principal amount of up to $5.0 billion (including the $2.0 billion of 9.0% priority guarantee notes due 2019 issued in October 2012); (ii) provide us with greater flexibility to prepay tranche A Term Loans; (iii) following the repayment or extension of all tranche A Term Loans, permit below par non-pro rata purchases of Term Loans pursuant to customary Dutch auction procedures whereby all lenders of the class of Term Loans offered to be purchased will be offered an opportunity to participate; (iv) following the repayment or extension of all tranche A Term Loans, permit the repurchase of junior debt maturing before January 2016 with cash on hand in an amount not to exceed $200.0 million; (v) combine the Term Loan B, the delayed draw Term Loan 1 and the delayed draw Term Loan 2 under the senior secured credit facilities; (vi) preserve revolving credit facility capacity in the event we repay all amounts outstanding under the revolving credit facility; and (vii) eliminate certain restrictions on the ability of CCOH and its subsidiaries to incur debt.  On October 31, 2012, we repaid and permanently cancelled the commitments under our revolving credit facility, which was set to mature in July 2014.

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

On September 10, 2014, we prepaid at par $729.0 million of the loans outstanding under its 9% Term Loan B facility and $12.1 million of the loans outstanding under its Term Loan C-asset sale facility, using the net proceeds of the 2022 Priority Guarantee Notes due 2022 issued on such date.

On September 29, 2014, we prepaid at par $245.9 million of the loans outstanding under its 9% Term Loan B facility and $4.1 million of the loans outstanding under its Term Loan C-asset sale facility, using the net proceeds of the 2022 Priority Guarantee Notes due 2022 issued on such date.

On February 26, 2015, we prepaid at par $916.1 million of loans outstanding under its Term Loan B facility and $15.2 million of loans outstanding under its Term Loan C asset sale facility, using a portion of the net proceeds of the 10.625% Priority Guarantee Notes due 2023 issued on such date.

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

All obligations under the senior secured credit facilities, and the guarantees of those obligations, are secured, subject to permitted liens, including prior liens permitted by the indenture governing our senior notes, and other exceptions, by:

•         a lien on our capital stock;

•         100% of the capital stock of any future material wholly-owned domestic license subsidiary that is not a “Restricted Subsidiary” under the indenture governing our legacy notes;

•         certain assets that do not constitute “principal property” (as defined in the indenture governing our legacy notes);

•         certain specified assets of ours and the guarantors that constitute “principal property” (as defined in the indenture governing our legacy notes) securing obligations under the senior secured credit facilities up to the maximum amount permitted to be secured by such assets without requiring equal and ratable security under the indenture governing our legacy notes; and

•         a lien on the accounts receivable and related assets securing our receivables based credit facility that is junior to the lien securing our obligations under such credit facility.

Certain Covenants and Events of Default

The senior secured credit facilities require us to comply on a quarterly basis with a financial covenant limiting the ratio of consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA (as defined by our senior secured credit facilities) for the preceding four quarters.  our secured debt consists of the senior secured credit facilities, the receivables-based credit facility, the priority guarantee notes and certain other secured subsidiary debt.  As required by the definition of consolidated EBITDA in our senior secured credit facilities, our consolidated EBITDA for the preceding four quarters of $1.8 billion is calculated as operating income (loss) before depreciation, amortization, impairment charges and other operating income (expense), net plus share-based compensation and is further adjusted for the following items: (i) costs incurred in connection with the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; (ii) extraordinary, non-recurring or unusual gains or losses or expenses and severance; (iii) non-cash charges; (iv) cash received from nonconsolidated affiliates; and (v) various other items.

               The following table reflects a reconciliation of consolidated EBITDA (as defined by our senior secured credit facilities) to operating income and net cash provided by operating activities for the four quarters ended December 31, 2015:

Four Quarters Ended
(In Millions)	December 31, 2015
Consolidated EBITDA (as defined by our senior secured credit facilities)	$1,849.4
Less adjustments to consolidated EBITDA (as defined by our senior secured credit facilities):
Costs incurred in connection with the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities	(46.8)
Extraordinary, non-recurring or unusual gains or losses or expenses and severance (as referenced in the definition of consolidated EBITDA in our senior secured credit facilities)	(20.5)
Non-cash charges	(21.8)
Cash received from nonconsolidated affiliates	-
Other items	(0.9)
Less: Depreciation and amortization, Impairment charges, Other operating income (expense), net, and Share-based compensation expense	(610.0)
Operating income	1,149.4
Plus: Depreciation and amortization, Impairment charges, Gain (loss) on disposal of operating and fixed assets, and Share-based compensation expense	599.4
Less: Interest expense	(1,805.5)
Less: Current income tax expense	(59.1)
Plus: Other income (expense), net	13.1
Adjustments to reconcile consolidated net loss to net cash provided by operating activities (including Provision for doubtful accounts, Amortization of deferred financing charges and note discounts, net and Other reconciling items, net)	65.9
Change in assets and liabilities, net of assets acquired and liabilities assumed	(40.5)
Net cash used for operating activities	$(77.3)

The maximum ratio permitted under this financial covenant for the four quarters ended December 31, 2015 was 8.75:1.  At December 31, 2015, the ratio was 6.5:1.

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

Receivables Based Credit Facility

As of December 31, 2015, there was $230.0 million aggregate principal amount outstanding under our receivables based credit facility.

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

9.0% Priority Guarantee Notes Due 2019

As of December 31, 2015, we had outstanding $2.0 billion aggregate principal amount of 9.0% priority guarantee notes due 2019 (the “9.0% Priority Guarantee Notes due 2019”).

The 9.0% Priority Guarantee Notes due 2019 mature on December 15, 2019 and bear interest at a rate of 9.0% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, which began on June 15, 2013. The 9.0% Priority Guarantee Notes due 2019 are our senior obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the guarantors named in the indenture. The Priority Guarantee Notes due 2019 and the guarantors’ obligations under the guarantees are secured by (i) a lien on (a) our capital stock and (b) certain property and related assets that do not constitute “principal property” (as defined in the indenture governing certain Legacy Notes of ours), in each case equal in priority to the liens securing the obligations under our senior secured credit facilities, the 9.0% Priority Guarantee Notes due 2021, the 11.25% Priority Guarantee

Notes  due 2021, the 9.0% Priority Guarantee Notes due 2022 and the 10.625% Priority Guarantee Notes due 2023, subject to certain exceptions, and (ii) a lien on the accounts receivable and related assets securing our receivables based credit facility junior in priority to the lien securing our obligations thereunder, subject to certain exceptions. In addition to the collateral granted to secure the 9.0% Priority Guarantee Notes due 2019, the collateral agent and the trustee for the 9.0% Priority Guarantee Notes due 2019 entered into an agreement with the administrative agent for the lenders under the senior secured credit facilities to turn over to the trustee under the 9.0% Priority Guarantee Notes due 2019, for the benefit of the holders of the 9.0% Priority Guarantee Notes due 2019, a pro rata share of any recovery received on account of the principal properties, subject to certain terms and conditions.

We may redeem the 9.0% Priority Guarantee Notes due 2019 at our option, in whole or part, at any time prior to July 15, 2015, at a price equal to 100% of the principal amount of the 9.0% Priority Guarantee Notes due 2019 redeemed, plus accrued and unpaid interest to the redemption date and plus an applicable premium. We may redeem the 9.0% Priority Guarantee Notes due 2019, in whole or in part, on or after July 15, 2015, at the redemption prices set forth in the indenture plus accrued and unpaid interest to the redemption date.  Prior to July 15, 2015, we may elect to redeem up to 40% of the aggregate principal amount of the 9.0% Priority Guarantee Notes due 2019 at a redemption price equal to 109.0% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings.

The indenture governing the 9.0% Priority Guarantee Notes due 2019 contains covenants that limit our ability and the ability of our restricted subsidiaries to, among other things: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) modify any of our existing senior notes; (iv) transfer or sell assets; (v) engage in certain transactions with affiliates; (vi) create restrictions on dividends or other payments by the restricted subsidiaries; and (vii) merge, consolidate or sell substantially all of our assets. The indenture contains covenants that limit our ability, iHeartMedia Capital I, LLC’s ability and the ability of our restricted subsidiaries to, among other things: (i) create liens on assets and (ii) materially impair the value of the security interests taken with respect to the collateral for the benefit of the notes collateral agent and the holders of the 9.0% Priority Guarantee Notes due 2019. The indenture also provides for customary events of default.

9.0% Priority Guarantee Notes Due 2021

As of December 31, 2015, we had outstanding $1.75 billion aggregate principal amount of 9.0% priority guarantee notes due 2021 (the “9.0% Priority Guarantee Notes due 2021”).

The 9.0% Priority Guarantee Notes due 2021 mature on March 1, 2021 and bear interest at a rate of 9.0% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, which began on September 1, 2011. The 9.0% Priority Guarantee Notes due 2021 are our senior obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the guarantors named in the indenture. The 9.0% Priority Guarantee Notes due 2021 and the guarantors’ obligations under the guarantees are secured by (i) a lien on (a) our capital stock and (b) certain property and related assets that do not constitute “principal property” (as defined in the indenture governing certain Legacy Notes of ours), in each case equal in priority to the liens securing the obligations under our senior secured credit facilities, the 9.0% Priority Guarantee Notes due 2019, the 11.25% Priority Guarantee Notes due 2021, the 9.0% Priority Guarantee Notes due 2022 and the 10.625% Priority Guarantee Notes due 2023, subject to certain exceptions, and (ii) a lien on the accounts receivable and related assets securing our receivables based credit facility junior in priority to the lien securing our obligations thereunder, subject to certain exceptions.

We may redeem the 9.0% Priority Guarantee Notes due 2021 at our option, in whole or part, at any time prior to March 1, 2016, at a price equal to 100% of the principal amount of the 9.0% Priority Guarantee Notes due 2021 redeemed, plus accrued and unpaid interest to the redemption date and plus an applicable premium. We may redeem the 9.0% Priority Guarantee Notes due 2021, in whole or in part, on or after March 1, 2016, at the redemption prices set forth in the indenture plus accrued and unpaid interest to the redemption date.  At any time on or before March 1, 2014, we may elect to redeem up to 40% of the aggregate principal amount of the 9.0% Priority Guarantee Notes due 2021 at a redemption price equal to 109.0% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings.

The indenture governing the 9.0% Priority Guarantee Notes due 2021 contains covenants that limit our ability and the ability of our restricted subsidiaries to, among other things: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) modify any of our existing senior notes; (iv) transfer or sell assets; (v) engage in certain transactions with affiliates; (vi) create restrictions on dividends or other payments by the restricted subsidiaries; and (vii) merge, consolidate or sell substantially all of our assets. The indenture contains covenants that limit our ability, iHeartMedia Capital I, LLC’s ability and the ability of our restricted subsidiaries to, among other things: (i) create liens on assets and (ii) materially impair the value of the security interests taken with respect to the collateral for the benefit of the notes collateral agent and the holders of the 9.0% Priority Guarantee Notes due 2021. The indenture also provides for customary events of default.

11.25% Priority Guarantee Notes Due 2021

As of December 31, 2015, we had outstanding $575.0 million aggregate principal amount of 11.25% Priority Guarantee Notes due 2021 (the “11.25% Priority Guarantee Notes due 2021”).

The 11.25% Priority Guarantee Notes due 2021 mature on March 1, 2021 and bear interest at a rate of 11.25% per annum, payable semi-annually on March 1 and September 1 of each year, which began on September 1, 2013. The 11.25% Priority Guarantee Notes  due 2021 are our senior obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the guarantors named in the indenture governing such notes. The 11.25% Priority Guarantee Notes due 2021 and the guarantors’ obligations under the guarantees are secured by (i) a lien on (a) our capital stock and (b) certain property and related assets that do not constitute “principal property” (as defined in the indenture governing certain Legacy Notes of ours), in each case equal in priority to the liens securing the obligations under our senior secured credit facilities, the 9.0% Priority Guarantee Notes due 2019, the 9.0% Priority Guarantee Notes due 2021, the 9.0% Priority Guarantee Notes due 2022 and the 10.625% Priority Guarantee Notes due 2023, subject to certain exceptions, and (ii) a lien on the accounts receivable and related assets securing our receivables based credit facility junior in priority to the lien securing our obligations thereunder, subject to certain exceptions.

We may redeem the 11.25% Priority Guarantee Notes due 2021 at our option, in whole or part, at any time prior to March 1, 2016, at a price equal to 100% of the principal amount of the 11.25% Priority Guarantee Notes due 2021 redeemed, plus accrued and unpaid interest to the redemption date and plus an applicable premium.  In addition, until March 1, 2016, we may elect to redeem up to 40% of the aggregate principal amount of the 11.25% Priority Guarantee Notes due 2021 at a redemption price equal to 111.25% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings.  We may redeem the 11.25% Priority Guarantee Notes due 2021, in whole or in part, on or after March 1, 2016, at the redemption prices set forth in the indenture plus accrued and unpaid interest to the redemption date.

The indenture governing the 11.25% Priority Guarantee Notes due 2021 contains covenants that limit our ability and the ability of our restricted subsidiaries to, among other things: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) modify any of our existing senior notes; (iv) transfer or sell assets; (v) engage in certain transactions with affiliates; (vi) create restrictions on dividends or other payments by the restricted subsidiaries; and (vii) merge, consolidate or sell substantially all of our assets. The indenture contains covenants that limit our ability, iHeartMedia Capital I, LLC’s ability and the ability of its restricted subsidiaries to, among other things: (i) create liens on assets and (ii) materially impair the value of the security interests taken with respect to the collateral for the benefit of the notes collateral agent and the holders of the 11.25% Priority Guarantee Notes due 2021. The indenture also provides for customary events of default.

9.0% Priority Guarantee Notes Due 2022

As of December 31, 2015, we had outstanding $1.0 billion aggregate principal amount of 9.0% priority guarantee notes due 2022 (the “9.0% Priority Guarantee Notes due 2022”).

The 9.0% Priority Guarantee Notes due 2022 mature on September 15, 2022 and bear interest at a rate of 9.0% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, which began on March 15, 2015. The 9.0% Priority Guarantee Notes due 2022 are our senior obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the guarantors named in the indenture. The 9.0% Priority Guarantee Notes due 2022 and the guarantors’ obligations under the guarantees are secured by (i) a lien on (a) our capital stock and (b) certain property and related assets that do not constitute “principal property” (as defined in the indenture governing certain Legacy Notes of ours), in each case equal in priority to the liens securing the obligations under our senior secured credit facilities, the 9.0% Priority Guarantee Notes due 2019, the 9.0% Priority Guarantee Notes due 2021, the 11.25% Priority Guarantee Notes due 2021 and the 10.625% Priority Guarantee Notes due 2023, subject to certain exceptions, and (ii) a lien on the accounts receivable and related assets securing our receivables based credit facility junior in priority to the lien securing our obligations thereunder, subject to certain exceptions.

We may redeem the 9.0% Priority Guarantee Notes due 2022 at our option, in whole or part, at any time prior to September 15, 2017, at a price equal to 100% of the principal amount of the 9.0% Priority Guarantee Notes due 2022 redeemed, plus accrued and unpaid interest to the redemption date and plus an applicable premium. We may redeem the 9.0% Priority Guarantee Notes due 2022, in whole or in part, on or after September 15, 2017, at the redemption prices set forth in the indenture plus accrued and unpaid interest to the redemption date.  At any time on or before September 15, 2017, we may elect to redeem up to 40% of the aggregate principal amount of the 9.0% Priority Guarantee Notes due 2022 at a redemption price equal to 109.0% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings.

The indenture governing the 9.0% Priority Guarantee Notes due 2022 contains covenants that limit our ability and the ability of our restricted subsidiaries to, among other things: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) modify any of our existing senior notes; (iv) transfer or sell assets; (v) engage in certain transactions with affiliates; (vi) create restrictions on dividends or other payments by the restricted subsidiaries; and (vii) merge, consolidate or sell substantially all of our assets. The indenture contains covenants that limit our ability, iHeartMedia Capital I, LLC’s ability and the ability of its restricted subsidiaries to, among other things: (i) create liens on assets and (ii) materially impair the value of the security interests taken with respect to the collateral for the benefit of the notes collateral agent and the holders of the 9.0% Priority Guarantee Notes due 2022. The indenture also provides for customary events of default.

10.625% Priority Guarantee Notes Due 2023

As of December 31, 2015, we had outstanding $950.0 million aggregate principal amount of 10.625% priority guarantee notes due 2023 (the “10.625% Priority Guarantee Notes due 2023”).

The 10.625% Priority Guarantee Notes due 2023 mature on March 15, 2023 and bear interest at a rate of 10.625% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, which began on September 15, 2015. The 10.625% Priority Guarantee Notes due 2023 are our senior obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the guarantors named in the indenture. The 10.625% Priority Guarantee Notes due 2023 and the guarantors’ obligations under the guarantees are secured by (i) a lien on (a) the capital stock and (b) certain property and related assets that do not constitute “principal property” (as defined in the indenture governing certain Legacy Notes of ours), in each case equal in priority to the liens securing the obligations under our senior secured credit facilities, the 9.0% Priority Guarantee Notes due 2019, the 9.0% Priority Guarantee Notes due 2021, the 11.25% Priority Guarantee Notes due 2021 and the 9.0% Priority Guarantee Notes due 2022, subject to certain exceptions, and (ii) a lien on the accounts receivable and related assets securing our receivables based credit facility junior in priority to the lien securing our obligations thereunder, subject to certain exceptions.

We may redeem the 10.625% Priority Guarantee Notes due 2023 at its option, in whole or part, at any time prior to March 15, 2018, at a price equal to 100% of the principal amount of the 10.625% Priority Guarantee Notes due 2023 redeemed, plus accrued and unpaid interest to the redemption date and plus an applicable premium. We may redeem the 10.625% Priority Guarantee Notes due 2023, in whole or in part, on or after March 15, 2018, at the redemption prices set forth in the indenture plus accrued and unpaid interest to the redemption date.  At any time on or before March 15, 2018, we may elect to redeem up to 40% of the aggregate principal amount of the 10.625% Priority Guarantee Notes due 2023 at a redemption price equal to 110.625% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings.

The indenture governing the 10.625% Priority Guarantee Notes due 2023 contains covenants that limit our ability and the ability of its restricted subsidiaries to, among other things: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) modify any of our existing senior notes; (iv) transfer or sell assets; (v) engage in certain transactions with affiliates; (vi) create restrictions on dividends or other payments by the restricted subsidiaries; and (vii) merge, consolidate or sell substantially all of our assets. The indenture contains covenants that limit our ability, iHeartMedia Capital I, LLC’s ability and the ability of its restricted subsidiaries to, among other things: (i) create liens on assets and (ii) materially impair the value of the security interests taken with respect to the collateral for the benefit of the notes collateral agent and the holders of the 10.625% Priority Guarantee Notes due 2023. The indenture also provides for customary events of default.

Subsidiary Senior Revolving Credit Facility Due 2018

During the third quarter of 2013, CCOH entered into a five-year senior secured revolving credit facility with an aggregate principal amount of $75.0 million.  The revolving credit facility may be used for working capital needs, to issue letters of credit and for other general corporate purposes.  At December 31, 2015, there were no amounts outstanding under the revolving credit facility, and $59.4 million of letters of credit under the revolving credit facility, which reduce availability under the facility.

The revolving credit facility contains a springing covenant that requires CCOH to maintain a secured leverage ratio (as defined in the revolving credit facility) of not more than 1.5:1 that is tested at the end of a quarter if availability under the facility is less than 75% of the aggregate commitments under the facility as of the end of the quarter.  CCOH was in compliance with the secured leverage ratio covenant as of December 31, 2015.

Senior Cash Pay Notes and Senior Toggle Notes

As of December 31, 2015, we had no principal amounts outstanding of 10.75% senior cash pay notes due 2016 and 11.00%/11.75% senior toggle notes due 2016.  In August 2014, we fully redeemed the remaining notes with proceeds from the issuance of 14.0% Senior Notes due 2021.

14.0% Senior Notes due 2021

As of December 31, 2015, we had outstanding approximately $1.7 billion of aggregate principal amount of 14.0% Senior Notes due 2021 (net of $431.9 million principal amount issued to, and held by, a subsidiary of ours).

The Senior Notes due 2021 mature on February 1, 2021.  Interest on the Senior Notes due 2021 is payable semi-annually on February 1 and August 1 of each year, which began on August 1, 2013.  Interest on the Senior Notes due 2021 will be paid at the rate of (i) 12.0% per annum in cash and (ii) 2.0% per annum through the issuance of payment-in-kind notes (the “PIK Notes”).  Any PIK Notes issued in certificated form will be dated as of the applicable interest payment date and will bear interest from and after such date. All PIK Notes issued will mature on February 1, 2021 and have the same rights and benefits as the Senior Notes due 2021. Beginning with the interest payment due August 1, 2018 and continuing on each interest payment date thereafter, redemptions of a portion of the principal amount then outstanding will become due for purposes of applicable high yield discount obligation (“AHYDO”) catch-up payments.

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

Legacy Notes

As of December 31, 2015, we had approximately $667.9 million aggregate principal amount of senior notes outstanding (net of $57.1 million aggregate principal amount held by a subsidiary of ours).

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

10.0% Senior Notes due 2018

As of December 31, 2015, we had outstanding $730.0 million aggregate principal amount of senior notes due 2018 (net of $120.0 million aggregate principal amount held by a subsidiary of ours).  The senior notes due 2018 mature on January 15, 2018 and bear interest at a rate of 10.0% per annum, payable semi-annually on January 15 and July 15 of each year, which began on July 15, 2014.

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

CCWH Senior Notes

As of December 31, 2015, CCWH senior notes represented $2.7 billion aggregate principal amount of indebtedness outstanding, which consisted of $735.75 million aggregate principal amount of Series A Senior Notes due 2022 (the “Series A CCWH Senior Notes”) and $1,989.25 million aggregate principal amount of Series B CCWH Senior Notes due 2022 (the “Series B CCWH Senior Notes”).  The CCWH Senior Notes are guaranteed by CCOH, Clear Channel Outdoor, Inc. (“CCOI”) and certain of CCOH’s direct and indirect subsidiaries.

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

At any time prior to November 15, 2017, CCWH could redeem the CCWH Senior Notes, in whole or in part, at a price equal to 100% of the principal amount of the CCWH Senior Notes plus a “make-whole” premium, together with accrued and unpaid interest, if any, to the redemption date. CCWH may redeem the CCWH Senior Notes, in whole or in part, on or after November 15, 2017, at the redemption prices set forth in the applicable indenture governing the CCWH Senior Notes plus accrued and unpaid interest to the redemption date. At any time on or before November 15, 2015, CCWH may elect to redeem up to 40% of the then outstanding aggregate principal amount of the CCWH Senior Notes at a redemption price equal to 106.500% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings, subject to certain restrictions. Notwithstanding the foregoing, neither CCOH nor any of its subsidiaries is permitted to make any purchase of, or otherwise effectively cancel or retire any Series A CCWH Senior Notes or Series B CCWH Senior Notes if, after giving effect thereto and, if applicable, any concurrent purchase of or other addition with respect to any Series B CCWH Senior Notes or Series A CCWH Senior Notes, as applicable, the ratio of (a) the outstanding aggregate principal amount of the Series A CCWH Senior Notes to (b) the outstanding aggregate principal amount of the Series B CCWH Senior Notes shall be greater than 0.25, subject to certain exceptions.

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

•         enter into certain transactions with affiliates; and

•         merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of its assets.

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

CCWH Senior Subordinated Notes

As of December 31, 2015, CCWH Subordinated Notes represented $2.2 billion of aggregate principal amount of indebtedness outstanding, which consist of $275.0 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 (the “Series A CCWH Subordinated Notes”) and $1,925.0 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (the “Series B CCWH Subordinated Notes”).  Interest on the CCWH Subordinated Notes is payable to the trustee weekly in arrears and to the noteholders on March 15 and September 15 of each year, which began on September 15, 2012.

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

At any time prior to March 15, 2015, CCWH may have redeemed the CCWH Subordinated Notes, in whole or in part, at a price equal to 100% of the principal amount of the CCWH Subordinated Notes plus a “make-whole” premium, together with accrued and unpaid interest, if any, to the redemption date. CCWH may redeem the CCWH Subordinated Notes, in whole or in part, on or after March 15, 2015, at the redemption prices set forth in the applicable indenture governing the CCWH Subordinated Notes plus accrued and unpaid interest to the redemption date. At any time on or before March 15, 2015, CCWH may have elected to redeem up to 40% of the then outstanding aggregate principal amount of the CCWH Subordinated Notes at a redemption price equal to 107.625% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings, subject to certain restrictions.  Notwithstanding the foregoing, neither CCOH nor any of its subsidiaries is permitted to make any purchase of, or otherwise effectively cancel or retire any Series A CCWH Subordinated Notes or Series B CCWH Subordinated Notes if, after giving effect thereto and, if applicable, any concurrent purchase of or other addition with respect to any Series B CCWH Subordinated Notes or Series A CCWH Subordinated Notes, as applicable, the ratio of (a) the outstanding aggregate principal amount of the Series A CCWH Subordinated  Notes to (b) the outstanding aggregate principal amount of the Series B CCWH Subordinated Notes shall be greater than 0.25, subject to certain exceptions.

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

•         enter into certain transactions with affiliates; and

•         merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of CCOH’s assets.

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

Clear Channel International B.V. Senior Notes

As of December 31, 2015, Clear Channel International B.V., an international subsidiary of ours, had $225.0 million aggregate principal amount outstanding of its 8.75% Senior Notes due 2020 (“CCIBV Senior Notes”).

The CCIBV Senior Notes mature on December 15, 2020 and bear interest at a rate of 8.75% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2016.  The CCIBV Senior Notes are guaranteed by certain of our International outdoor business’s existing and future subsidiaries. The Company does not guarantee or otherwise assume any liability for the CCIBV Senior Notes. The notes are senior unsecured obligations that rank pari passu in right of payment to all unsubordinated indebtedness of CCIBV, and the guarantees of the notes are senior unsecured obligations that rank pari passu in right of payment to all unsubordinated indebtedness of the guarantors of the notes.

Clear Channel International B.V. may redeem the notes at its option, in whole or part, at any time prior to December 15, 2017, at a price equal to 100% of the principal amount of the notes redeemed, plus a make-whole premium, plus accrued and unpaid interest to the redemption date. Clear Channel International B.V. may redeem the notes, in whole or in part, on or after December 15, 2017, at the redemption prices set forth in the indenture plus accrued and unpaid interest to the redemption date. At any time on or before December 15, 2017, Clear Channel International B.V. may elect to redeem up to 40% of the aggregate principal amount of the notes at a redemption price equal to 108.75% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings.

The indenture governing the CCIBV Senior Notes contains covenants that limit Clear Channel International B.V.’s ability and the ability of its restricted subsidiaries to, among other things: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) transfer or sell assets; (iv) create liens on assets; (v) engage in certain transactions with affiliates; (vi) create restrictions on dividends or other payments by the restricted subsidiaries; and (vii) merge, consolidate or sell substantially all of Clear Channel International B.V.’s assets.

Refinancing and Financing Transactions

2015 Refinancing and Financing Transactions

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

On December 16, 2015, Clear Channel International B.V. (“CCIBV”), an indirect subsidiary of the Company, issued $225.0 million in aggregate principal amount of 8.75% Senior Notes due 2020. The 8.75% Senior Notes due 2020 bear interest at a rate of 8.75% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2016.

CCIBV used the net proceeds of the notes, together with cash on hand, to make a loan to its direct parent company, which used the proceeds to repay a loan and make a distribution to its parent company, which, in turn, made indirect distributions to CCOH.  CCOH used the proceeds of the distribution to fund a special cash dividend paid on January 7, 2016 in an aggregate amount equal to approximately $217.8 million to its stockholders.  We received $196.3 million of the dividend through three of our wholly-owned subsidiaries.  We intend to use the proceeds of the special cash dividend for general corporate purposes, including to repurchase or make payments on our outstanding indebtedness.

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

On May 1, 2014, CCU Escrow Corporation issued $850.0 million in aggregate principal amount of 10.0% Senior Notes due 2018 in a private offer.  On June 6, 2014, CCU Escrow Corporation merged into us, and we assumed CCU Escrow Corporation’s obligations under the 10.0% Senior Notes due 2018.  Using the proceeds from the issuance of the 10.0% Senior Notes due 2018, we redeemed $567.1 million aggregate principal amount of our 5.5% Senior Notes due 2014 (including $158.5 million principal amount of the notes held by a subsidiary of ours) and $241.0 million aggregate principal amount of our 4.9% Senior Notes due 2015.

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

On September 10, 2014, we issued and sold $750.0 million in aggregate principal amount of 9% Priority Guarantee Notes due 2022 and used the net proceeds of such issuance to prepay at par $729.0 million of the loans outstanding under our term loan B facility and $12.1 million of the loans outstanding under our term loan C-asset sale facility, and to pay accrued and unpaid interest with regard to such loans to, but not including, the date of prepayment.

On September 29, 2014, we issued an additional $250.0 million in aggregate principal amount of 9% Priority Guarantee

Notes due 2022 and used the proceeds of such issuance to prepay at par $245.9 million of loans outstanding under our term loan B facility and $4.1 million of loans outstanding under our term loan C-asset sale facility, and to pay accrued and unpaid interest with regard to such loans to, but not including, the date of repayment.

2013 Refinancing Transactions

In February 2013, we issued $575.0 million aggregate principal amount of the outstanding 11.25% Priority Guarantee Notes due 2021 and used the net proceeds of such notes, together with the proceeds of borrowings under our receivables based credit facility and cash on hand, to prepay all $846.9 million of loans outstanding under our Term Loan A and to pay related fees and expenses.

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

2015

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

During 2015, we entered into a sale-leaseback arrangement, in which we sold 376 of our broadcast communication tower sites and related assets for $369.9 million.  Simultaneous with the sales, we entered into lease agreements for the continued use of space on 367 of the towers sold.  Upon completion of the transactions, we realized a net gain of $210.6 million, of which $109.0 million was deferred and will be recognized over the lease term.  The Company incurred $13.3 million in operating lease expense in relation to these agreements in the year ended December 31, 2015. On January 15, 2016, we and certain of our subsidiaries completed the final closing for the sale of six of the Company’s broadcast communication tower sites and related assets for approximately $5.5 million.  Simultaneous with the sales, we entered into lease agreements for the continued use of tower space. The leases entered into as a part of these transactions are for a term of fifteen years and include three optional five-year renewal periods.

In the first quarter of 2016, Americas outdoor sold nine non-strategic outdoor markets including Cleveland and Columbus, Ohio, Des Moines, Iowa, Ft. Smith, Arkansas, Memphis, Tennessee, Portland, Oregon, Reno, Nevada, Seattle, Washington and Wichita, Kansas for approximately $602 million in cash and certain advertising assets in Florida.

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

Uses of Capital

Debt Repurchases, Maturities and Other

2015

On February 26, 2015, we prepaid at par $916.1 million of loans outstanding under its Term Loan B facility and $15.2 million of loans outstanding under its Term Loan C-asset sale facility, using a portion of the net proceeds of the 10.625% Priority Guarantee Notes due 2023 issued on such date.

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

On September 29, 2014, we prepaid at par $245.9 million of the loans outstanding under its 9% Term Loan B facility and $4.1million of the loans outstanding under its Term Loan C-asset sale facility, using the net proceeds of the Priority Guarantee Notes due 2022 issued on such date.

On September 10, 2014, we prepaid at par $729.0 million of the loans outstanding under its 9% Term Loan B facility and $12.1 million of the loans outstanding under its Term Loan C-asset sale facility, using the net proceeds of the Priority Guarantee Notes due 2022 issued on such date.

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

During February 2013, using the proceeds from the issuance of the 11.25% Priority Guarantee Notes due 2021 along with borrowings under the receivables based credit facility of $269.5 million and cash on hand, we prepaid all $846.9 million outstanding under its Term Loan A under its senior secured credit facilities.  We recorded a loss of $3.9 million in “Loss on extinguishment of debt” related to the accelerated expensing of loan fees.

During January 2013, we repaid its 5.75% senior notes at maturity for $312.1 million (net of $187.9 million principal amount repaid to a subsidiary of ours with respect to notes repurchased and held by such entity), plus accrued interest, using cash on hand.

Capital Expenditures
Capital expenditures for the years ended December 31, 2015, 2014 and 2013 were as follows:

(In millions)	Years Ended December 31,
	2015	2014	2013
iHM	$59.0	$50.4	$75.7
Americas outdoor advertising	82.2	109.7	96.6
International outdoor advertising	132.5	117.5	100.9
Corporate and Other	22.7	40.6	51.3
Total capital expenditures	$296.4	$318.2	$324.5

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

See the Contractual Obligations table under “Commitments, Contingencies and Guarantees” and Note 6 to our Consolidated Financial Statements located in Item 8 of Part II of this Annual Report on Form 10-K for the Company's future capital expenditure commitments.

Dividends

We have not declared any dividends on our common stock since our formation.  Our debt financing arrangements include restrictions on our ability to pay dividends as described in this MD&A, which in turn affects our ability to pay dividends.

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

On December 3, 2015, Clear Channel Holdings, Inc. contributed 100,000,000 shares of CCOH’s Class B Common Stock to Broader Media, LLC, an indirect wholly-owned subsidiary of the Company, as a capital contribution, to provide greater flexibility in support of future financing transactions, share dispositions and other similar transactions.

Certain Relationships with the Sponsors

We are party to a management agreement with certain affiliates of Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018.  These arrangements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses.  During the years ended December 31, 2015, 2014 and 2013, we recognized management fees and reimbursable expenses of $15.4 million, $15.2 million and $15.8 million, respectively.

CCOH Dividends

In connection with the cash management arrangements for CCOH, we maintain an intercompany revolving promissory note payable by us to CCOH (the “Note”), which consists of the net activities resulting from day-to-day cash management services provided by us to CCOH.  As of December 31, 2015, the balance of the Note was $930.8 million, all of which is payable on demand.  The Note is eliminated in consolidation in our consolidated financial statements.

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

On December 16, 2015, CCIBV, an indirect subsidiary of the Company and of CCOH, issued $225.0 million in aggregate principal amount of 8.75% Senior Notes due 2020, the proceeds of which were used to fund a dividend by CCOH, which was paid on January 7, 2016.  We received $196.3 million of the dividend through three of our wholly-owned subsidiaries, and approximately $21.5 million was paid to the public stockholders of CCOH.

In the first quarter of 2016, CCOH sold nine non-strategic Americas outdoor markets for an aggregate purchase price of approximately $602 million in cash and certain advertising assets in Florida (the “Transactions”).  Following the completion of the Transactions, the board of directors of CCOH made a demand for the repayment of $300.0 million outstanding on the Note and declared special cash dividends in an aggregate amount of $540.0 million, which were paid on February 4, 2016.  A portion of the proceeds of the Transactions, together with the proceeds from the concurrent $300.0 million repayment of the Note, were used to fund the dividends.  We received $486.5 million of the dividend proceeds ($186.5 million net of our repayment of the Note) through three of our wholly-owned subsidiaries, and approximately $53.5 million was paid to the public stockholders of CCOH.

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

               The scheduled maturities of our senior secured credit facilities, receivables based credit facility, priority guarantee notes, other long-term debt outstanding, and our future minimum rental commitments under non-cancelable lease agreements, minimum payments under other non-cancelable contracts, payments under employment/talent contracts, capital expenditure commitments and other long-term obligations as of December 31, 2015 are as follows:

(In thousands)	Payments due by Period
Contractual Obligations	Total	2016	2017-2018	2019-2020	Thereafter
Long-term Debt:
Secured Debt	$12,830,043	$4,381	$247,524	$8,300,780	$4,277,358
Senior Notes due 2021 (1)	1,886,585	-	24,818	133,140	1,728,627
Legacy Notes	667,900	192,900	175,000	-	300,000
Senior Notes due 2018	730,000	-	730,000	-	-
CCWH Senior Notes	2,725,000	-	-	-	2,725,000
CCWH Senior Subordinated Notes	2,200,000	-	-	2,200,000	-
CCIBV Senior Notes	225,000	-	-	225,000	-
Other Long-term Debt	165	51	114	-	-
Interest payments on long-term debt (2)	8,323,726	1,754,683	3,416,125	2,150,150	1,002,768
Non-cancelable operating leases	3,915,338	424,613	702,454	582,521	2,205,750
Non-cancelable contracts	1,746,643	521,013	530,006	336,465	359,159
Employment/talent contracts	147,917	83,241	58,301	6,375	-
Capital expenditures	69,003	41,180	12,944	2,334	12,545
Unrecognized tax benefits (3)	113,563	-	-	-	113,563
Other long-term obligations (4)	301,179	(190)	37,414	39,378	224,577
Total	$35,882,062	$3,021,872	$5,934,700	$13,976,143	$12,949,347

(1)

Beginning on August 1, 2018 and continuing with each interest payment thereafter, we are required to make certain applicable high yield discount obligation (“AHYDO”) catch-up payments on the principal amount outstanding of Senior Notes due 2021.  Contractual obligations due in the years 2017-2018 and 2019-2020 include $24.8 million and $133.1 million, respectively, related to the AHYDO payments.  The table includes the current principal amount of Senior Notes due 2021 and reflects the assumption of additional PIK notes to be issued at each successive interest payment date in the future until maturity.

(2)	Interest payments on the senior secured credit facilities assume the interest rate is held constant over the remaining term.
(3)

The non-current portion of the unrecognized tax benefits is included in the “Thereafter” column as we cannot reasonably estimate the timing or amounts of additional cash payments, if any, at this time.  For additional information, see Note 7 included in Item 8 of Part II of this Annual Report on Form 10-K.

(4)

Other long-term obligations includes $47.6 million related to asset retirement obligations recorded pursuant to ASC 410-20, which assumes the underlying assets will be removed at some period over the next 50 years. Also included are $.3 million of contract payments in our syndicated radio and media representation businesses and $253.3 million of various other long-term obligations.

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

Interest Rate Risk

A significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. As of December 31, 2015, approximately 31% of our aggregate principal amount of long-term debt bears interest at floating rates. Assuming the current level of borrowings and assuming a 100% change in LIBOR, it is estimated that our interest expense for the year ended December 31, 2015 would have changed by $13.3 million.

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

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported net income of $40.5 million for year ended December 31, 2015.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net income for the year ended December 31, 2015 by $4.1 million.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during the year ended December 31, 2015 would have increased our net income by a corresponding amount.

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

During the fourth quarter of 2015, the Company adopted FASB’s ASU No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. This update requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

If our agings were to improve or deteriorate resulting in a 10% change in our allowance, we estimated that our bad debt expense for the year ended December 31, 2015 would have changed by approximately $3.5 million.

Leases

The most significant estimates used by management in accounting for leases and the impact of these estimates are as follows:

Expected lease term - Our expected lease term includes both contractual lease periods and cancelable option periods where failure to exercise such options would result in an economic penalty. The expected lease term is used in determining whether the lease is accounted for as an operating lease or a capital lease. A lease is considered a capital lease if the lease term exceeds 75% of the leased asset's useful life. The expected lease term is also used in determining the depreciable life of the asset. An increase in the expected lease term will increase the probability that a lease may be considered a capital lease and will generally result in higher interest and depreciation expense for a leased property recorded on our balance sheet.

Incremental borrowing rate - The incremental borrowing rate is primarily used in determining whether the lease is accounted for as an operating lease or a capital lease. A lease is considered a capital lease if the net present value of the minimum lease payments is greater than 90% of the fair market value of the property. An increase in the incremental borrowing rate decreases the net present value of the minimum lease payments and reduces the probability that a lease will be considered a capital lease.

Fair market value of leased asset - The fair market value of leased property is generally estimated based on comparable market data as provided by third-party sources. Fair market value is used in determining whether the lease is accounted for as an operating lease or a capital lease. A lease is considered a capital lease if the net present value of the minimum lease payments equals or exceeds 90% of the fair market value of the leased property. A higher fair market value reduces the likelihood that a lease will be considered a capital lease.

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

In determining the fair value of our FCC licenses, the following key assumptions were used:

§  Revenue growth sales forecasts and published by BIA Financial Network, Inc. (“BIA”), varying by market, were used for the initial four-year period;

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

The estimated fair value of our FCC licenses and billboard permits at July 1, 2015 was $6.1 billion ($3.0 billion for FCC licenses and $3.1 billion for billboard permits), while the carrying value was $3.5 billion.  The estimated fair value of our FCC licenses and billboard permits at October 1, 2014 was $5.5 billion ($2.9 billion for FCC licenses and $2.6 billion for billboard permits), while the carrying value was $3.5 billion.

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

Based on our annual assessment using the assumptions described above, a hypothetical 10.0% reduction in the estimated fair value in each of our reporting units would not result in a material impairment condition.

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

Management’s estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.

Insurance Accruals

We are currently self-insured beyond certain retention amounts for various insurance coverages, including general liability and property and casualty.  Accruals are recorded based on estimates of actual claims filed, historical payouts, existing insurance coverage and projected future development of costs related to existing claims. Our self-insured liabilities contain uncertainties because management must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of December 31, 2015.

If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material.  A 10% change in our self-insurance liabilities at December 31, 2015 would have affected our net loss by approximately $2.2 million for the year ended December 31, 2015.

Asset Retirement Obligations

ASC 410-20 requires us to estimate our obligation upon the termination or nonrenewal of a lease, to dismantle and remove our billboard structures from the leased land and to reclaim the site to its original condition.

Due to the high rate of lease renewals over a long period of time, our calculation assumes all related assets will be removed at some period over the next 50 years.  An estimate of third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site.  The interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk-adjusted credit rate for the same period.  If our assumption of the risk-adjusted credit rate used to discount current year additions to the asset retirement obligation decreased approximately 1%, our liability as of December 31, 2015 would not be materially impacted.  Similarly, if our assumption of the risk-adjusted credit rate increased approximately 1%, our liability would not be materially impacted.

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

Required information is located within Item 7 of Part II of this Annual Report on Form 10-K.

ITEM 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholder iHeartCommunications, Inc.

We   We have audited the accompanying consolidated balance sheets of iHeartCommunications, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive loss, changes in shareholder’s deficit and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of iHeartCommunications, Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Antonio, Texas
February 25, 2016

CONSOLIDATED BALANCE SHEETS OF
iHeartCommunications, Inc. AND SUBSIDIARIES

(In thousands)	December 31,	December 31,
	2015	2014
CURRENT ASSETS
Cash and cash equivalents	$772,678	$457,024
Accounts receivable, net of allowance of $34,889 in 2015 and $32,396 in 2014	1,442,038	1,395,248
Prepaid expenses	189,055	191,572
Assets held for sale	295,075	-
Other current assets	112,037	98,506
Total Current Assets	2,810,883	2,142,350
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,391,880	1,614,199
Other property, plant and equipment, net	820,676	1,084,865
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	2,413,483	2,411,071
Indefinite-lived intangibles - permits	971,327	1,066,748
Other intangibles, net	953,660	1,206,727
Goodwill	4,128,887	4,187,424
OTHER ASSETS
Other assets	330,302	289,065
Total Assets	$13,821,098	$14,002,449
CURRENT LIABILITIES
Accounts payable	$153,276	$132,258
Accrued expenses	834,416	799,475
Accrued interest	279,100	252,900
Deferred income	210,924	176,048
Current portion of long-term debt	181,512	3,604
Total Current Liabilities	1,659,228	1,364,285
Long-term debt	20,687,082	20,322,414
Deferred income taxes	1,554,898	1,526,095
Other long-term liabilities	526,571	454,863
Commitments and contingent liabilities (Note 6)
SHAREHOLDER'S DEFICIT
Noncontrolling interest	177,615	224,140
Common stock, par value $.001 per share, authorized and issued
500,000,000 shares in 2015 and 2014, respectively	500	500
Additional paid-in capital	2,066,622	2,101,132
Accumulated deficit	(12,437,011)	(11,682,390)
Accumulated other comprehensive loss	(414,407)	(308,590)
Total Shareholder's Deficit	(10,606,681)	(9,665,208)
Total Liabilities and Shareholder's Deficit	$13,821,098	$14,002,449

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS OF
iHeartCommunications, Inc. AND SUBSIDIARIES

(In thousands)	Years Ended December 31,
	2015	2014	2013

Revenue	$6,241,516	$6,318,533	$6,243,044
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	2,473,345	2,545,448	2,567,210
Selling, general and administrative expenses (excludes depreciation and amortization)	1,701,555	1,676,125	1,636,738
Corporate expenses (excludes depreciation and amortization)	315,564	320,331	313,514
Depreciation and amortization	673,991	710,898	730,828
Impairment charges	21,631	24,176	16,970
Other operating income, net	94,001	40,031	22,998
Operating income	1,149,431	1,081,586	1,000,782
Interest expense	1,805,496	1,741,596	1,649,451
Gain (loss) on investments, net	(4,421)	-	130,879
Equity in loss of nonconsolidated affiliates	(902)	(9,416)	(77,696)
Loss on extinguishment of debt	(2,201)	(43,347)	(87,868)
Other income (expense), net	13,056	9,104	(21,980)
Loss before income taxes	(650,533)	(703,669)	(705,334)
Income tax benefit (expense)	(86,957)	(58,489)	121,817
Consolidated net loss	(737,490)	(762,158)	(583,517)
Less amount attributable to noncontrolling interest	17,131	31,603	23,366
Net loss attributable to the Company	$(754,621)	$(793,761)	$(606,883)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(114,906)	(121,878)	(33,001)
Unrealized gain on securities and derivatives:
Unrealized holding gain on marketable securities	553	327	16,576
Unrealized holding gain on cash flow derivatives	-	-	48,180
Other adjustments to comprehensive income (loss)	(10,266)	(11,438)	6,732
Reclassification adjustments	808	3,317	(83,752)
Other comprehensive loss	(123,811)	(129,672)	(45,265)
Comprehensive loss	(878,432)	(923,433)	(652,148)
Less amount attributable to noncontrolling interest	(22,410)	(21,080)	(2,476)
Comprehensive loss attributable to the Company	$(856,022)	$(902,353)	$(649,672)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S DEFICIT OF
iHeartCommunications, Inc. AND SUBSIDIARIES

			Controlling Interest
(In thousands)					Accumulated
	Non-		Additional		Other
	controlling	Common	Paid-in	Accumulated	Comprehensive
	Interest	Stock	Capital	Deficit	Loss	Total
Balances at December 31, 2012	$303,997	$500	$2,135,342	$(10,281,746)	$(153,284)	$(7,995,191)
Net income (loss)	23,366	-	-	(606,883)	-	(583,517)
Exercise of stock options and other	4,192	-	(423)	-	-	3,769
Amortization of share-based compensation	7,725	-	8,990	-	-	16,715
Dividend declared and paid to noncontrolling interests	(91,887)	-	-	-	-	(91,887)
Other	614	-	(1,873)	-	-	(1,259)
Other comprehensive loss	(2,476)	-	-	-	(42,789)	(45,265)
Balances at December 31, 2013	$245,531	$500	$2,142,036	$(10,888,629)	$(196,073)	$(8,696,635)
Net income (loss)	31,603	-	-	(793,761)	-	(762,158)
Exercise of stock options and other	2,237	-	(993)	-	-	1,244
Amortization of share-based compensation	7,743	-	2,970	-	-	10,713
Dividend declared and paid to noncontrolling interests	(40,027)	-	-	-	-	(40,027)
Purchases of additional noncontrolling interest	(1,944)	-	(42,881)		(3,925)	(48,750)
Other	77	-		-	-	77
Other comprehensive loss	(21,080)	-	-	-	(108,592)	(129,672)
Balances at December 31, 2014	$224,140	$500	$2,101,132	$(11,682,390)	$(308,590)	$(9,665,208)
Net income (loss)	17,131	-	-	(754,621)	-	(737,490)
Exercise of stock options and other	2,886	-	(671)	-	-	2,215
Amortization of share-based compensation	8,359	-	2,564	-	-	10,923
Dividend declared and paid to noncontrolling interests	(52,384)	-	-	-	-	(52,384)
Purchases of additional noncontrolling interest	(1,978)	-	(36,403)	-	(4,416)	(42,797)
Other	1,871	-	-	-	-	1,871
Other comprehensive loss	(22,410)	-	-	-	(101,401)	(123,811)
Balances at December 31, 2015	$177,615	$500	$2,066,622	$(12,437,011)	$(414,407)	$(10,606,681)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
iHeartCommunications, Inc. AND SUBSIDIARIES

(In thousands)	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Consolidated net loss	$(737,490)	$(762,158)	$(583,517)
Reconciling items:
Impairment charges	21,631	24,176	16,970
Depreciation and amortization	673,991	710,898	730,828
Deferred taxes	27,848	33,923	(158,170)
Provision for doubtful accounts	30,579	14,167	20,243
Amortization of deferred financing charges and note discounts, net	63,838	89,701	124,342
Share-based compensation	10,923	10,713	16,715
Gain on disposal of operating and fixed assets	(107,186)	(44,512)	(22,998)
(Gain) loss on investments	4,421	-	(130,879)
Equity in loss of nonconsolidated affiliates	902	9,416	77,696
Loss on extinguishment of debt	2,201	43,347	87,868
Other reconciling items, net	(28,490)	(14,325)	19,904
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(121,574)	(13,898)	(29,605)
(Increase) decrease in prepaid expenses and other current assets	(20,631)	15,216	(15,081)
Increase (decrease) in accrued expenses	(15,841)	31,049	25,348
Increase (decrease) in accounts payable	27,385	6,404	(2,620)
Increase in accrued interest	59,608	88,560	16,014
Increase in deferred income	23,516	11,288	7,508
Changes in other operating assets and liabilities	7,065	(8,849)	12,306
Net cash provided by (used for) operating activities	(77,304)	245,116	212,872
Cash flows from investing activities:
Proceeds from sale of other investments	579	236,618	135,571
Purchases of businesses	(27,588)	841	(97)
Purchases of property, plant and equipment	(296,380)	(318,164)	(324,526)
Proceeds from disposal of assets	414,278	10,273	81,598
Purchases of other operating assets	(29,159)	(4,541)	(21,532)
Purchases of investments	(29,006)	(8,520)	(38)
Change in other, net	(2,490)	(5,189)	(4,341)
Net cash provided by (used for) investing activities	30,234	(88,682)	(133,365)
Cash flows from financing activities:
Draws on credit facilities	350,000	68,010	272,252
Payments on credit facilities	(123,849)	(315,682)	(27,315)
Proceeds from long-term debt	1,172,777	2,062,475	575,000
Payments on long-term debt	(931,420)	(2,099,101)	(1,248,860)
Payments to repurchase noncontrolling interests	(42,797)	(48,750)	(61,143)
Dividends and other payments to noncontrolling interests	(30,871)	(40,027)	(91,887)
Deferred financing charges	(18,644)	(26,169)	(18,390)
Change in other, net	2,214	1,243	4,461
Net cash provided by (used for) financing activities	377,410	(398,001)	(595,882)
Effect of exchange rate changes on cash	(14,686)	(9,560)	(484)
Net increase (decrease) in cash and cash equivalents	315,654	(251,127)	(516,859)
Cash and cash equivalents at beginning of period	457,024	708,151	1,225,010
Cash and cash equivalents at end of period	$772,678	$457,024	$708,151
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for interest	$1,686,988	$1,540,860	$1,543,455
Cash paid during the year for taxes	52,169	53,074	50,934

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

All references in this Annual Report on Form 10-K to the “Company,” “we,” “us” and “our” refer to iHeartCommunications, Inc. and its consolidated subsidiaries.

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

We are a holding company and have no significant assets other than the ownership interests in our subsidiaries. All of our operations and all of our operating assets are held by our subsidiaries.  Certain of our outstanding indebtedness is fully and unconditionally guaranteed on a joint and several basis by our parent, iHeartMedia Capital I, LLC (“Capital I”), and certain of our direct and indirect wholly-owned domestic subsidiaries.  Not all of our subsidiaries guarantee our obligations under such outstanding indebtedness.  For a presentation of the allocation of assets, liabilities, equity, revenues and expenses attributable to the guarantors of our indebtedness in conformity with the SEC’s Regulation S-X Rule 3-10(d), please refer to Note 14 to the consolidated financial statements of Capital I as of and for the year ending December 31, 2015.

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

Certain prior period amounts have been reclassified to conform to the 2015 presentation.  Included in International Outdoor Direct operating expenses and Selling, general and administrative expenses are $8.2 million and $3.2 million, respectively, recorded in the fourth quarter of 2015 to correct for accounting errors included in the results for our Netherlands subsidiary reported in prior years.  Such corrections are not considered to be material to current year or prior year financial results.

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

iHeartCommunications, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

               Buildings and improvements – 10 to 39 years

              Structures – 3 to 20 years

              Towers, transmitters and studio equipment – 5 to 20 years

              Furniture and other equipment – 2 to 20 years

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

Assets and businesses are classified as held for sale if their carrying amount will be recovered or settled principally through a sale transaction rather than through continuing use. The asset or business must be available for immediate sale and the sale must be highly probable within one year.

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

iHeartCommunications, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

with a base rent payment.  Prepaid land leases are recorded as an asset and expensed ratably over the related rental term and rent payments in arrears are recorded as an accrued liability.

The Company has entered into leases for tower sites for most of its broadcasting locations.  Tower site leases are typically paid monthly in advance, and have 30-year lease terms including annual rent escalations.  Most tower site leases are operating leases, and operating lease expense is recognized straight-line based on the minimum lease payments for each lease.

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

The Company performs its annual impairment test for its FCC licenses and permits using a direct valuation technique as prescribed in ASC 805-20-S99.  The Company engages Corporate Valuation Consulting LLC (formerly a Mesirow Financial Consulting Practice), a third party valuation firm, to assist the Company in the development of these assumptions and the Company’s determination of the fair value of its FCC licenses and permits.

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

Goodwill

At least annually, the Company performs its impairment test for each reporting unit’s goodwill.  The Company uses a discounted cash flow model to determine if the carrying value of the reporting unit, including goodwill, is less than the fair value of the reporting unit. The Company identified its reporting units in accordance with ASC 350-20-55. The U.S. radio markets are aggregated into a single reporting unit and the Company’s U.S. outdoor advertising markets are aggregated into a single reporting unit for purposes of the goodwill impairment test.  The Company also determined that within its Americas outdoor segment, Canada constitutes a separate reporting unit and each country in its International outdoor segment constitutes a separate reporting unit.  The Company had no impairment of goodwill in 2015 and 2014. The Company recognized a non-cash impairment charge to goodwill of $10.7 million based on declining future cash flows expected in one country in the International outdoor segment for 2013.

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

Other Investments

Other investments are composed primarily of equity securities.  Securities for which fair value is determinable are classified as available-for-sale or trading and are carried at fair value based on quoted market prices.  Securities are carried at historical cost when quoted market prices are unavailable.  The net unrealized gains or losses on the available-for-sale securities, net of tax, are reported in accumulated other comprehensive loss as a component of shareholder’s deficit.

The Company periodically assesses the value of available-for-sale and non-marketable securities and records impairment charges in the statement of comprehensive loss for any decline in value that is determined to be other-than-temporary.  The average cost method

iHeartCommunications, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

is used to compute the realized gains and losses on sales of equity securities. Based on these assessments, the Company concluded that other-than-temporary impairments existed at December 31, 2015 and recorded a noncash impairment charge of $5.0 million during the year ended December 31, 2015. Such charge is recorded on the statement of comprehensive loss in “Gain (loss) on investments, net”. There were no impairment charges during the years ended December 31, 2014 and 2013.

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

Financial Instruments

Due to their short maturity, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities, and short-term borrowings approximated their fair values at December 31, 2015 and 2014.

Income Taxes

The Company accounts for income taxes using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.  Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not that some portion or the entire asset will not be realized.  Generally all earnings from the Company’s foreign operations are permanently reinvested and not distributed. The Company has not provided U.S. federal income taxes for temporary differences with respect to investments in foreign subsidiaries, which at December 31, 2015 currently result in tax basis amounts greater than the financial reporting basis.  It is not apparent that these unrecognized deferred tax assets will reverse in the foreseeable future.  If any excess cash held by our foreign subsidiaries were needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes.  This is a result of significant deficits, as calculated for tax law purposes, in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.  We regularly review our tax liabilities on amounts that may be distributed in future periods and provide for foreign withholding and other current and deferred taxes on any such amounts.  The determination of the amount of federal income taxes, if any, that might become due in the event that our foreign earnings are distributed is not practicable.

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

iHeartCommunications, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(In millions)	Years Ended December 31,
	2015	2014	2013
Barter and trade revenues	$132.5	$77.6	$71.3
Barter and trade expenses	110.9	74.7	65.5

Advertising Expense

The Company records advertising expense as it is incurred.  Advertising expenses were $129.1 million, $103.0 million and $133.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

During the second quarter of 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This update requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that direct debt liability.  The standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2015.  The Company will adopt this standard in the first quarter of 2016.

iHeartCommunications, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the fourth quarter of 2015, the Company adopted FASB’s ASU No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. This update requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

During 2015, the Company entered into a sale-leaseback arrangement, in which the Company sold 376 of our broadcast communication tower sites and related assets for $369.9 million.  Simultaneous with the sales, the Company entered into lease agreements for the continued use of space on 367 of the towers sold.  Upon completion of the transactions, the Company realized a net gain of $210.6 million, of which $109.0 million was deferred and will be recognized over the lease term.  The leases entered into as a part of these transactions are for a term of fifteen years and include three optional five-year renewal periods. The Company incurred $13.3 million in operating lease expense in relation to these agreements in the year ended December 31, 2015.

On January 15, 2016, the Company’s Parent and certain of the Company’s subsidiaries completed the final closing for the sale of six of the Company’s broadcast communication tower sites and related assets for approximately $5.5 million.  Simultaneous with the sale, the Company entered into lease agreements for the continued use of space on all six of the towers sold.

During the first quarter of 2016, Americas outdoor sold nine non-strategic outdoor markets including Cleveland and Columbus, Ohio, Des Moines, Iowa, Ft. Smith, Arkansas, Memphis, Tennessee, Portland, Oregon, Reno, Nevada, Seattle, Washington and Wichita, Kansas for approximately $602 million in cash and certain advertising assets in Florida.  As of December 31, 2015, eight of these disposals met the criteria to be classified as held-for-sale and as such, the related assets are separately presented on the face of the Consolidated Balance Sheet.

iHeartCommunications, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets as of December 31, 2015 and 2014, respectively:

(In thousands)	December 31,	December 31,
	2015	2014
Land, buildings and improvements	$603,234	$731,925
Structures	2,824,794	2,999,582
Towers, transmitters and studio equipment	347,877	453,044
Furniture and other equipment	591,149	536,255
Construction in progress	69,042	95,671
	4,436,096	4,816,477
Less: accumulated depreciation	2,223,540	2,117,413
Property, plant and equipment, net	$2,212,556	$2,699,064

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

The application of the direct valuation method attempts to isolate the income that is properly attributable to the indefinite-lived intangible asset alone (that is, apart from tangible and identified intangible assets and goodwill).  It is based upon modeling a hypothetical “greenfield” build-up to a “normalized” enterprise that, by design, lacks inherent goodwill and whose only other assets have essentially been paid for (or added) as part of the build-up process.  The Company forecasts revenue, expenses, and cash flows over a ten-year period for each of its markets in its application of the direct valuation method.  The Company also calculates a “normalized” residual year which represents the perpetual cash flows of each market.  The residual year cash flow was capitalized to arrive at the terminal value of the licenses or permits in each market.

iHeartCommunications, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During 2015, the Company recognized an impairment charge of $21.6 million related to billboard permits in one market.

Other Intangible Assets

Other intangible assets include definite-lived intangible assets and permanent easements.  The Company’s definite-lived intangible assets include primarily transit and street furniture contracts, talent and representation contracts, customer and advertiser relationships, and site-leases and other contractual rights, all of which are amortized over the shorter of either the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. Permanent easements are indefinite-lived intangible assets which include certain rights to use real property not owned by the Company.  The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived intangible assets.  These assets are recorded at cost.

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of December 31, 2015 and 2014, respectively:

(In thousands)	December 31, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor contractual rights	$635,772	$(457,060)	$716,723	$(476,523)
Customer / advertiser relationships	1,222,518	(891,488)	1,222,518	(765,596)
Talent contracts	319,384	(252,526)	319,384	(223,936)
Representation contracts	239,142	(217,770)	238,313	(206,338)
Permanent easements	156,349	-	171,271	-
Other	394,983	(195,644)	388,160	(177,249)
Total	$2,968,148	$(2,014,488)	$3,056,369	$(1,849,642)

Total amortization expense related to definite-lived intangible assets for the years ended December 31, 2015, 2014 and 2013 was $237.5 million, $263.4 million, and $289.0 million, respectively.

As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2016	$220,166
2017	197,444
2018	127,439
2019	44,030
2020	37,763

iHeartCommunications, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company concluded no goodwill impairment charge was required for 2015 or 2014.  In 2013, the Company concluded no goodwill impairment was required for iHM and Americas outdoor.  Based on declining future cash flows expected in one country in the International outdoor segment, the Company recognized a non-cash impairment charge to goodwill of $10.7 million.

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments:

(In thousands)	iHM	Americas Outdoor Advertising	International Outdoor Advertising	Other	Consolidated
Balance as of December 31, 2013	$3,270,521	$585,227	$264,907	$81,532	$4,202,187
Acquisitions	17,900	-	-	299	18,199
Foreign currency	-	(653)	(32,369)	-	(33,022)
Other	60	-	-	-	60
Balance as of December 31, 2014	$3,288,481	$584,574	$232,538	$81,831	$4,187,424
Acquisitions	-	-	10,998	-	10,998
Foreign currency	-	(709)	(19,644)	-	(20,353)
Assets held for sale	-	(49,182)	-	-	(49,182)
Balance as of December 31, 2015	$3,288,481	$534,683	$223,892	$81,831	$4,128,887

The balance at December 31, 2013 is net of cumulative impairments of $3.5 billion, $2.6 billion, $326.6 million and $212.0 million in the Company’s iHM, Americas outdoor, International outdoor and Other segments, respectively.

iHeartCommunications, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – INVESTMENTS
The following table summarizes the Company's investments in nonconsolidated affiliates and available-for-sale securities:

	Equity Method Investments
(In thousands)	ARN	All Others	Cost Method Investments	Marketable Equity Securities	Total Investments
Balance at December 31, 2013	$220,750	$18,055	$7,783	$1,942	$248,530
Cash advances (repayments)	-	5,263	-	-	5,263
Acquisitions of investments, net	-	-	8,520	-	8,520
Equity in earnings (loss)	(12,678)	3,262	-	-	(9,416)
Foreign currency translation adjustment	1,449	77	(20)	(291)	1,215
Distributions received	(228)	(1,000)	(14)	-	(1,242)
Proceeds on sale	(220,783)	(15,820)	-	-	(236,603)
Other	11,490	(344)	-	327	11,473
Balance at December 31, 2014	$-	$9,493	$16,269	$1,978	$27,740
Cash advances (repayments)	-	2,578	-	-	2,578
Acquisitions of investments, net	-	17,980	47,546	-	65,526
Equity in earnings (loss)	-	(902)	-	-	(902)
Foreign currency transaction adjustment	-	(89)	(13)	(205)	(307)
Distributions received	-	(1,350)	-	-	(1,350)
Loss on investments	-	-	(5,000)	-	(5,000)
Other	-	-	-	553	553
Balance at December 31, 2015	$-	$27,710	$58,802	$2,326	$88,838

iHeartCommunications, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity method investments in the table above are not consolidated, but are accounted for under the equity method of accounting, whereby the Company records its investments in these entities in the balance sheet as “Other assets.” The Company's interests in their operations are recorded in the statement of comprehensive loss as “Equity in earnings (loss) of nonconsolidated affiliates.” Other cost investments include various investments in companies for which there is no readily determinable market value.

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

During the fourth quarter of 2015, the Company recorded $36.5 million for investments made in three private companies in exchange for advertising services.  The Company recognized barter revenue of $15.6 million in the fourth quarter of 2015 as services were provided.  The remaining value of advertising services will be provided in 2016.  One of these investments is being accounted for under the equity method of accounting, and two of these investments are being accounted for under the cost method.

The Company recognized other-than-temporary impairments of $5.0 million on cost investments for the year ended December 31, 2015, which was a non-cash impairment charge recorded in “Gain (loss) on investments, net.”

Marketable Equity Securities

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

The marketable equity securities are measured at fair value using quoted prices in active markets.  Due to the fact that the inputs used to measure the marketable equity securities at fair value are observable, the Company has categorized the fair value measurements of the securities as Level 1.  As of December 31, 2015 and 2014, the Company held $2.3 million and $2.0 million in marketable equity securities, which are included within Other Assets.

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

iHeartCommunications, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the activity related to the Company’s asset retirement obligation:

(In thousands)	Years Ended December 31,
	2015	2014
Beginning balance	$54,211	$59,380
Adjustment due to changes in estimates	2,082	(5,391)
Accretion of liability	754	7,858
Liabilities settled	(6,105)	(5,802)
Foreign Currency	(2,886)	(1,834)
Ending balance	$48,056	$54,211

NOTE 5 – LONG-TERM DEBT
Long-term debt at December 31, 2015 and 2014 consisted of the following:

(In thousands)	December 31,	December 31,
	2015	2014
Senior Secured Credit Facilities	6,300,000	7,231,222
Receivables Based Credit Facility Due 2017	230,000	-
Priority Guarantee Notes	6,274,815	5,324,815
Subsidiary Revolving Credit Facility Due 2018	-	-
Other Secured Subsidiary Debt	25,228	19,257
Total Consolidated Secured Debt	12,830,043	12,575,294

14.0% Senior Notes Due 2021	1,695,097	1,661,697
Legacy Notes	667,900	667,900
10.0% Senior Notes Due 2018	730,000	730,000
Subsidiary Senior Notes	5,150,000	4,925,000
Other Subsidiary Debt	165	1,024
Purchase accounting adjustments and original issue discount	(204,611)	(234,897)
	20,868,594	20,326,018
Less: current portion	181,512	3,604
Total long-term debt	$20,687,082	$20,322,414

The Company’s weighted average interest rates at December 31, 2015 and 2014 were 8.5% and 8.1%, respectively.  The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $15.2 billion and $19.7 billion at December 31, 2015 and 2014, respectively. Under the fair value hierarchy established by ASC 820-10-35, the fair market value of the Company’s debt is classified as either Level 1 or Level 2.

Senior Secured Credit Facilities

As of December 31, 2015 and 2014, the Company had senior secured credit facilities consisting of:

(In thousands)		December 31,	December 31,
	Maturity Date	2015	2014
Term Loan B	1/29/2016	$-	916,061
Term Loan C	1/29/2016	-	15,161
Term Loan D	1/30/2019	5,000,000	5,000,000
Term Loan E	7/30/2019	1,300,000	1,300,000
Total Senior Secured Credit Facilities		$6,300,000	$7,231,222

iHeartCommunications, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

All obligations under the senior secured credit facilities, and the guarantees of those obligations, are secured, subject to permitted liens, including prior liens permitted by the indenture governing the the Company’s legacy notes, and other exceptions, by:

•          a lien on our capital stock;

•          100% of the capital stock of any future material wholly-owned domestic license subsidiary that is not a “Restricted Subsidiary” under the indenture governing the the Company’s legacy notes;

•          certain assets that do not constitute “principal property” (as defined in the indenture governing the the Company’s legacy notes);

•          certain specified assets of the Company and the guarantors that constitute “principal property” (as defined in the indenture governing the the Company’s legacy notes) securing obligations under the senior secured credit facilities up to the maximum amount permitted to be secured by such assets without requiring equal and ratable security under the indenture governing the the Company’s legacy notes; and

•          a lien on the accounts receivable and related assets securing the Company’s receivables based credit facility that is junior to the lien securing the Company’s obligations under such credit facility.

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

•          amend material agreements governing certain junior indebtedness; and

•          change lines of business.

iHeartCommunications, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Receivables Based Credit Facility

As of December 31, 2015, there were borrowings of $230.0 million outstanding under the Company’s receivables based credit facility.

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

Maturity

Borrowings under the receivables based credit facility will mature, and lending commitments thereunder will terminate, on the fifth anniversary of the effectiveness of the receivables based credit facility, which is December 24, 2017, provided that, (a) the maturity date will be October 31, 2015 if on October 30, 2015, greater than $500.0 million in aggregate principal amount is owing under certain of the Company’s term loan credit facilities, (b) the maturity date will be May 3, 2016 if on May 2, 2016 greater than $500.0 million aggregate principal amount of the Company’s 10.75% senior cash pay notes due 2016 and 11.00%/11.75% senior toggle notes due 2016 are outstanding and (c) in the case of any debt under clauses (a) and (b) that is amended or refinanced in any manner that extends the maturity date of such debt to a date that is on or before the date that is five years after the effectiveness of the receivables based credit facility, the maturity date will be one day prior to the maturity date of such debt after giving effect to such amendment or refinancing if greater than $500,000,000 in aggregate principal amount of such debt is outstanding.

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

•          sell assets;

iHeartCommunications, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•          pay dividends and distributions or repurchase capital stock;

•          make investments, loans, or advances;

•          prepay certain junior indebtedness;

•          engage in certain transactions with affiliates;

•          amend material agreements governing certain junior indebtedness; and

•          change lines of business.

Priority Guarantee Notes

As of December 31, 2015 and 2014, the Company had outstanding Priority Guarantee Notes consisting of:

(In thousands)				December 31,	December 31,
	Maturity Date	Interest Rate	Interest Payment Terms	2015	2014
9.0% Priority Guarantee Notes due 2019	12/15/2019	9.0%	Payable semi-annually in arrears on June 15 and December 15 of each year	$1,999,815	1,999,815
9.0% Priority Guarantee Notes due 2021	3/1/2021	9.0%	Payable semi-annually in arrears on March 1 and September 1 of each year	1,750,000	1,750,000
11.25% Priority Guarantee Notes due 2021	3/1/2021	11.25%	Payable semi-annually on March 1 and September 1 of each year	575,000	575,000
9.0% Priority Guarantee Notes due 2022	9/15/2022	9.0%	Payable semi-annually in arrears on March 15 and September 15 of each year	1,000,000	1,000,000
10.625% Priority Guarantee Notes due 2023	3/15/2023	10.625%	Payable semi-annually in arrears on March 15 and September 15 of each year	950,000	-
Total Priority Guarantee Notes				$6,274,815	5,324,815

Guarantees and Security

The Priority Guarantee Notes are the Company’s senior obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior basis by the guarantors named in the indentures. The Priority Guarantee Notes and the guarantors’ obligations under the guarantees are secured by (i) a lien on (a) our capital stock and (b) certain property and related assets that do not constitute “principal property” (as defined in the indenture governing certain Legacy Notes of  ours), in each case equal in priority to the liens securing the obligations under the Company’s senior secured credit facilities subject to certain exceptions and (ii) a lien on the accounts receivable and related assets securing our receivables based credit facility junior in priority to the lien securing our obligations thereunder, subject to certain exceptions.  In addition to the collateral granted to secure the 9% Priority Guarantee Notes due 2019, the collateral agent and the trustee for the 9% Priority Guarantee Notes due 2019 entered into an agreement with the administrative agent for the lenders under the senior secured credit facilities to turn over to the trustee under the 9% Priority Guarantee Notes due 2019, for the benefit of the holders of the 9% Priority Guarantee Notes due 2019, a pro rata share of any recovery received on account of the principal properties, subject to certain terms and conditions.

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

iHeartCommunications, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Subsidiary Senior Revolving Credit Facility Due 2018

During the third quarter of 2013, CCOH entered into a five-year senior secured revolving credit facility with an aggregate principal amount of $75.0 million.  The revolving credit facility may be used for working capital needs, to issue letters of credit and for other general corporate purposes.  At December 31, 2015, there were no amounts outstanding under the revolving credit facility, and $59.4 million of letters of credit under the revolving credit facility, which reduce availability under the facility.

Senior Cash Pay Notes and Senior Toggle Notes

As of December 31, 2015, the Company had no principal amounts outstanding of 10.75% senior cash pay notes due 2016 and 11.00%/11.75% senior toggle notes due 2016.  In August 2014, the Company fully redeemed the remaining notes with proceeds from the issuance of 14.0% Senior Notes due 2021.

14.0% Senior Notes due 2021

As of December 31, 2015, the Company had outstanding approximately $1.7 billion of aggregate principal amount of 14.0% Senior Notes due 2021 (net of $431.9 million principal amount issued to, and held by, a subsidiary of the Company).

The Senior Notes due 2021 mature on February 1, 2021.  Interest on the Senior Notes due 2021 is payable semi-annually on February 1 and August 1 of each year, which began on August 1, 2013.  Interest on the Senior Notes due 2021 will be paid at the rate of (i) 12.0% per annum in cash and (ii) 2.0% per annum through the issuance of payment-in-kind notes (the “PIK Notes”).  Any PIK Notes issued in certificated form will be dated as of the applicable interest payment date and will bear interest from and after such date. All PIK Notes issued will mature on February 1, 2021 and have the same rights and benefits as the Senior Notes due 2021. Beginning with the interest payment due August 1, 2018 and continuing on each interest payment date thereafter, redemptions of a portion of the principal amount then outstanding will become due for purposes of applicable high yield discount obligation (“AHYDO”) catch-up payments.

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

iHeartCommunications, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legacy Notes

As of December 31, 2015 and 2014, the Company had outstanding senior notes (net of $57.1 million aggregate principal amount held by a subsidiary of the Company) consisting of:
(In thousands)	December 31,	December 31,
	2015	2014
5.5% Senior Notes Due 2016	192,900	192,900
6.875% Senior Notes Due 2018	175,000	175,000
7.25% Senior Notes Due 2027	300,000	300,000
Total Legacy Notes	$667,900	667,900

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

10.0% Senior Notes due 2018

As of December 31, 2015, the Company had outstanding $730.0 million aggregate principal amount of senior notes due 2018 (net of $120.0 million aggregate principal amount held by a subsidiary of the Company).  The senior notes due 2018 mature on January 15, 2018 and bear interest at a rate of 10.0% per annum, payable semi-annually on January 15 and July 15 of each year, which began on July 15, 2014.

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

iHeartCommunications, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsidiary Senior Notes

As of December 31, 2015 and 2014, the Company's subsidiaries, Clear Channel Worldwide Holdings, Inc. ("CCWH") and Clear Channel International B.V. had outstanding notes consisting of:

(In thousands)				December 31,	December 31,
	Maturity Date	Interest Rate	Interest Payment Terms	2015	2014
CCWH Senior Notes:
6.5% Series A Senior Notes Due 2022	11/15/2022	6.5%	Payable to the trustee weekly in arrears and to the noteholders on May 15 and November 15 of each year	$735,750	735,750
6.5% Series B Senior Notes Due 2022	11/15/2022	6.5%	Payable to the trustee weekly in arrears and to the noteholders on May 15 and November 15 of each year	1,989,250	1,989,250
CCWH Senior Subordinated Notes:
7.625% Series A Senior Notes Due 2020	3/15/2020	7.625%	Payable to the trustee weekly in arrears and to the noteholders on March 15 and September 15 of each year	275,000	275,000
7.625% Series B Senior Notes Due 2020	3/15/2020	7.625%	Payable to the trustee weekly in arrears and to the noteholders on March 15 and September 15 of each year	1,925,000	1,925,000
Total CCWH Notes				$4,925,000	4,925,000
Clear Channel International B.V. Senior Notes:
8.75% Senior Notes Due 2020	12/15/2020	8.75%	Payable semi-annually in arrears on June 15 and December 15 of each year	$225,000	-
Total Subsidiary Senior Notes				$5,150,000	4,925,000

iHeartCommunications, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Clear Channel International B.V. Senior Notes

The Clear Channel International B.V. Senior Notes are guaranteed by certain of the International outdoor business’s existing and future subsidiaries. The Company does not guarantee or otherwise assume any liability for the Clear Channel International B.V. Senior Notes. The notes are senior unsecured obligations that rank pari passu in right of payment to all unsubordinated indebtedness of Clear Channel International B.V., and the guarantees of the notes are senior unsecured obligations that rank pari passu in right of payment to all unsubordinated indebtedness of the guarantors of the notes.

Redemptions

Clear Channel International B.V. may redeem the notes at its option, in whole or part, at the redemption prices set forth in the indenture plus accrued and unpaid interest to the redemption date.

Certain Covenants

The indenture governing the Clear Channel International B.V. Senior Notes contains covenants that limit Clear Channel International B.V.’s ability and the ability of its restricted subsidiaries to, among other things:

•              pay dividends, redeem stock or make other distributions or investments;

•              incur additional debt or issue certain preferred stock;

•              transfer or sell assets;

•              create liens on assets;

•              engage in certain transactions with affiliates;

•              create restrictions on dividends or other payments by the restricted subsidiaries; and

•              merge, consolidate or sell substantially all of Clear Channel International B.V.’s assets.

CCWH Senior and Senior Subordinated Notes

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

Redemptions

CCWH may redeem the CCWH Senior Notes and the CCWH Senior Subordinated Notes (collectively, the “Subsidiary Senior Notes”) at its option, in whole or part, at redemption prices set forth in the indentures plus accrued and unpaid interest to the redemption dates and plus an applicable premium.

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

iHeartCommunications, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•          enter into certain transactions with affiliates;

•          merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of its assets; and

•          in the case of the Series B CCWH Senior Notes and the Series B CCWH Senior Subordinated Notes, sell certain assets, including capital stock of its subsidiaries.

Future Maturities of Long-term Debt

Future maturities of long-term debt at December 31, 2015 are as follows:

(in thousands)
2016	$197,332
2017	238,394
2018	914,244
2019	8,300,278
2020	2,425,502
Thereafter	8,997,455
Total (1)	$21,073,205

(1)     Excludes purchase accounting adjustments and original issue discount of $204.6 million, which is amortized through interest expense over the life of the underlying debt obligations.

Surety Bonds, Letters of Credit and Guarantees

As of December 31, 2015, we had outstanding surety bonds, commercial standby letters of credit and bank guarantees of $63.2 million, $103.9 million and $51.3 million, respectively. Bank guarantees of $13.1 million were cash secured.  These surety bonds, letters of credit and bank guarantees relate to various operational matters including insurance, bid, concession and performance bonds as well as other items.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

iHeartCommunications, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Certain acquisition agreements include deferred consideration payments based on performance requirements by the seller typically involving the completion of a development or obtaining appropriate permits that enable the Company to construct additional advertising displays.  At December 31, 2015, the Company believes its maximum aggregate contingency, which is subject to performance requirements by the seller, is approximately $30.0 million.  As the contingencies have not been met or resolved as of December 31, 2015, these amounts are not recorded.

As of December 31, 2015, the Company's future minimum rental commitments under non-cancelable operating lease agreements with terms in excess of one year, minimum payments under non-cancelable contracts in excess of one year, capital expenditure commitments and employment/talent contracts consist of the following:

(In thousands)			Capital
	Non-Cancelable	Non-Cancelable	Expenditure	Employment/Talent
	Operating Leases	Contracts	Commitments	Contracts
2016	$424,613	$521,013	$41,180	$83,241
2017	365,299	303,177	10,691	39,414
2018	337,155	226,829	2,253	18,887
2019	305,311	183,415	1,064	3,625
2020	277,210	153,050	1,270	2,750
Thereafter	2,205,750	359,159	12,545	-
Total	$3,915,338	$1,746,643	$69,003	$147,917

Rent expense charged to operations for the years ended December 31, 2015, 2014 and 2013 was $1.14 billion, $1.17 billion and $1.16 billion, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INCOME TAXES
Significant components of the provision for income tax benefit (expense) are as follows:

(In thousands)	Years Ended December 31,
	2015	2014	2013
Current - Federal	$(31)	$(503)	$10,586
Current - foreign	(46,188)	(27,256)	(48,466)
Current - state	(12,890)	3,193	1,527
Total current benefit (expense)	(59,109)	(24,566)	(36,353)

Deferred - Federal	(30,719)	(29,284)	126,905
Deferred - foreign	5,269	4,308	8,932
Deferred - state	(2,398)	(8,947)	22,333
Total deferred benefit (expense)	(27,848)	(33,923)	158,170
Income tax benefit (expense)	$(86,957)	$(58,489)	$121,817

Current tax expense of $59.1 million was recorded for 2015 as compared to a current tax expense of $24.6 million for 2014.  The change in current tax was primarily due to a reduction in unrecognized tax benefits during 2014, which resulted from the expiration of statutes of limitations to assess taxes in the United Kingdom and several state jurisdictions.  This decrease in unrecognized tax benefits resulted in a reduction to current tax expense of $35.4 million during 2014.

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

Deferred tax expense of $27.8 million was recorded for 2015 compared with deferred tax expense of $33.9 million for 2014.  Deferred tax expense for both 2015 and 2014 is primarily due to the valuation allowances recorded against the Company’s federal and state net operating losses during 2015 and 2014.

Deferred tax expense of $33.9 million was recorded for 2014 compared with deferred tax benefit of $158.2 million for 2013.  The change in deferred tax is primarily due to the valuation allowance of $339.8 million recorded against the Company’s current period federal and state net operating losses during 2014.

iHeartCommunications, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company's deferred tax liabilities and assets as of December 31, 2015 and 2014 are as follows:

(In thousands)	2015	2014
Deferred tax liabilities:
Intangibles and fixed assets	$2,173,491	$2,335,584
Long-term debt	79,758	119,887
Investments	3,701	6,696
Other	11,540	8,857
Total deferred tax liabilities	2,268,490	2,471,024

Deferred tax assets:
Accrued expenses	114,079	111,884
Net operating loss carryforwards	1,495,294	1,445,340
Bad debt reserves	9,256	9,346
Other	39,539	34,017
Total gross deferred tax assets	1,658,168	1,600,587
Less: Valuation allowance	944,576	655,658
Total deferred tax assets	713,592	944,929
Net deferred tax liabilities	$1,554,898	$1,526,095

During the fourth quarter of 2015, the Company elected early adoption of ASU No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. This update requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts.

The deferred tax liability related to intangibles and fixed assets primarily relates to the difference in book and tax basis of acquired FCC licenses, billboard permits and tax deductible goodwill created from the Company’s various stock acquisitions.  In accordance with ASC 350-10, Intangibles—Goodwill and Other, the Company does not amortize FCC licenses and billboard permits.  As a result, this deferred tax liability will not reverse over time unless the Company recognizes future impairment charges related to its FCC licenses, permits and tax deductible goodwill or sells its FCC licenses or permits.  As the Company continues to amortize its tax basis in its FCC licenses, permits and tax deductible goodwill, the deferred tax liability will increase over time. The Company’s net foreign deferred tax liabilities were $9.3 million and $13.6 million for the periods ended December 31, 2015 and December 31, 2014, respectively.

At December 31, 2015, the Company had recorded net operating loss carryforwards (tax effected) for federal and state income tax purposes of approximately $1.4 billion, expiring in various amounts through 2035. The Company expects to realize the benefits of a portion of its deferred tax assets attributable to federal and state net operating losses based upon expected future taxable income from deferred tax liabilities that reverse in the relevant federal and state jurisdictions and carryforward periods.  As of December 31, 2015, the Company had recorded a partial valuation allowance of $792.4 million against these deferred tax assets attributable to federal and state net operating losses, of which $305.3 million was recorded during the current period ended December 31, 2015.  In addition, the Company recorded $8.8 million in additional valuation allowance against its foreign deferred tax assets during the year ended December 31, 2015, the effects of which are included in foreign tax expense. At December 31, 2015, the Company had recorded $134.7 million (tax-effected) of deferred tax assets for foreign net operating loss carryforwards, which are offset in part by an associated valuation allowance of $132.1 million.  Additional deferred tax valuation allowance of $20.1 million offsets other foreign deferred tax assets that are not expected to be realized.  Realization of these foreign deferred tax assets is dependent upon the Company’s ability to generate future taxable income in appropriate tax jurisdictions and carryforward periods.  Due to the Company’s evaluation of all available evidence, including significant negative evidence of cumulative losses in these jurisdictions, the Company continues to record valuation allowances on the foreign deferred tax assets that are not expected to be realized.   The Company expects to realize its remaining gross deferred tax assets based upon its assessment of deferred tax liabilities that will reverse in the same carryforward period and jurisdiction and are of the same character as the net operating loss carryforwards and temporary differences that give rise to the deferred tax assets.  Any deferred tax liabilities associated with acquired FCC licenses, billboard permits and tax-deductible goodwill intangible assets are not relied upon as a source of future taxable income, as these intangible assets have an indefinite life.

At December 31, 2015, net deferred tax liabilities include a deferred tax asset of $30.9 million relating to stock-based compensation expense under ASC 718-10, Compensation—Stock Compensation.  Full realization of this deferred tax asset requires stock options to

iHeartCommunications, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

be exercised at a price equaling or exceeding the sum of the grant price plus the fair value of the option at the grant date and restricted stock to vest at a price equaling or exceeding the fair market value at the grant date.  Accordingly, there can be no assurance that the stock price of the Company’s common stock will rise to levels sufficient to realize the entire deferred tax benefit currently reflected in its balance sheet.

The reconciliation of income tax computed at the U.S. Federal statutory tax rates to income tax benefit is:

	Years Ended December 31,
(In thousands)	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax benefit at
statutory rates	$227,686	35%	$246,284	35%	$246,867	35%
State income taxes, net of
federal tax effect	17,795	3%	26,518	4%	32,768	4%
Foreign income taxes	(23,474)	(4%)	11,074	2%	(22,640)	(3%)
Nondeductible items	(5,764)	(1%)	(5,533)	(1%)	(4,870)	(1%)
Changes in valuation allowance
and other estimates	(302,935)	(46%)	(333,641)	(47%)	(135,161)	(19%)
Other, net	(265)	0%	(3,191)	(1%)	4,853	1%
Income tax benefit (expense)	$(86,957)	(13%)	$(58,489)	(8%)	$121,817	17%

The Company’s effective tax rate for the year ended December 31, 2015 is (13%).  The effective tax rate for 2015 was impacted by the $305.3 million valuation allowance recorded during the period as additional deferred tax expense.  The valuation allowance was recorded against the Company’s current period federal and state net operating losses due to the uncertainty of the ability to utilize those losses in future periods.  Foreign income before income taxes was approximately $49.9 million for 2015, and it should be noted that with limited exceptions, tax rates in our foreign jurisdictions are lower than that of the U.S. federal statutory rate.

A tax expense was recorded for the year ended December 31, 2014 of (8%).  The effective tax rate for 2014 was impacted by the $339.8 million valuation allowance recorded during the period as additional deferred tax expense.  The valuation allowance was recorded against a portion of the federal and state net operating losses due to the uncertainty of the ability to utilize those losses in future periods.  This expense was partially offset by $28.9 million in net tax benefits associated with a decrease in unrecognized tax benefits resulting from the expiration of statute of limitations to assess taxes in the United Kingdom and several state jurisdictions.  Foreign income before income taxes was approximately $97.2 million for 2014.

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

The Company provides for any related tax liability on undistributed earnings that the Company does not intend to be indefinitely reinvested outside the United States or would otherwise become taxable upon remittance within our foreign structure.  Substantially all of the Company’s undistributed international earnings are intended to be indefinitely reinvested in home country operations outside the United States.  If any excess cash held by our foreign subsidiaries were needed to fund operations in the U.S., we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes.  This is a result of significant deficits, as calculated for tax law purposes, in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.

The Company continues to record interest and penalties related to unrecognized tax benefits in current income tax expense.  The total amount of interest accrued at December 31, 2015 and 2014 was $45.0 million and $40.8 million, respectively.  The total amount of unrecognized tax benefits and accrued interest and penalties at December 31, 2015 and 2014 was $148.2 million and $147.7 million, respectively, of which $113.6 million and $110.4 million is included in “Other long-term liabilities”, and $0.0 million and $2.3 million is included in “Accrued Expenses” on the Company’s consolidated balance sheets, respectively.  In addition, $34.6 million and $35.0 million of unrecognized tax benefits are recorded net with the Company’s deferred tax assets for its net operating losses as opposed to

iHeartCommunications, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

being recorded in “Other long-term liabilities” at December 31, 2015 and 2014, respectively.  The total amount of unrecognized tax benefits at December 31, 2015 and 2014 that, if recognized, would impact the effective income tax rate is $54.3 million and $68.8 million, respectively.

(In thousands)	Years Ended December 31,
Unrecognized Tax Benefits	2015	2014
Balance at beginning of period	$106,914	$129,375
Increases for tax position taken in the current year	9,856	13,848
Increases for tax positions taken in previous years	3,087	6,003
Decreases for tax position taken in previous years	(8,534)	(9,764)
Decreases due to settlements with tax authorities	(3,821)	(8,181)
Decreases due to lapse of statute of limitations	(4,294)	(24,367)
Balance at end of period	$103,208	$106,914

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions.  During 2015, the statute of limitations for certain tax years expired in the United Kingdom and several state jurisdictions resulting in a reduction to unrecognized tax benefits of $4.3 million, excluding interest. Also during 2015, the Company settled certain U.S. federal and state examinations with taxing authorities, resulting in decreases in unrecognized tax benefits relating to cash tax payments of $3.8 million.  All federal income tax matters through 2010 are closed.  The IRS is currently auditing the Company’s tax returns for the 2011 and 2012 periods.  Substantially all material state, local, and foreign income tax matters have been concluded for years through 2006.

NOTE 8 – SHAREHOLDER’S DEFICIT

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity.  The following table shows the changes in shareholder’s deficit attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total, ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances as of January 1, 2015	$(9,889,348)	$224,140	$(9,665,208)
Net income (loss)	(754,621)	17,131	(737,490)
Dividends and other payments to noncontrolling interests	-	(52,384)	(52,384)
Purchase of additional noncontrolling interests	(40,819)	(1,978)	(42,797)
Share-based compensation	2,564	8,359	10,923
Foreign currency translation adjustments	(93,377)	(21,529)	(114,906)
Unrealized holding gain on marketable securities	495	58	553
Other adjustments to comprehensive loss	(9,253)	(1,013)	(10,266)
Reclassifications	734	74	808
Other, net	(671)	4,757	4,086
Balances as of December 31, 2015	$(10,784,296)	$177,615	$(10,606,681)

iHeartCommunications, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances as of January 1, 2014	$(8,942,166)	$245,531	$(8,696,635)
Net income (loss)	(793,761)	31,603	(762,158)
Dividends and other payments to noncontrolling interests	-	(40,027)	(40,027)
Purchase of additional noncontrolling interests	(46,806)	(1,944)	(48,750)
Share-based compensation	2,970	7,743	10,713
Foreign currency translation adjustments	(101,980)	(19,898)	(121,878)
Unrealized holding gain on marketable securities	285	42	327
Other adjustments to comprehensive loss	(10,214)	(1,224)	(11,438)
Reclassifications	3,317	-	3,317
Other, net	(993)	2,314	1,321
Balances as of December 31, 2014	$(9,889,348)	$224,140	$(9,665,208)

Dividends

The Company has not paid cash dividends since its formation and its ability to pay dividends is subject to restrictions should it seek to do so in the future. The Company’s debt financing arrangements include restrictions on its ability to pay dividends thereby limiting the Company’s ability to pay dividends.

On December 20, 2015, the board of directors of Clear Channel Outdoor Holdings, Inc. (“CCOH”) declared a special cash dividend, which was paid on January 7, 2016 to its stockholders of record at the closing of business on January 4, 2016, in an aggregate amount equal to $217.8 million.  Through our subsidiaries we received $196.3 million of this dividend.  The remaining dividend was paid to CCOH’s public stockholders and will be reflected as a use of cash for financing activities in the first quarter of 2016.

In the first quarter of 2016, CCOH sold nine non-strategic Americas outdoor markets for an aggregate purchase price of approximately $602 million in cash and certain advertising assets in Florida (the “Transactions”).  Following the completion of the Transactions, the board of directors of CCOH made a demand for the repayment of $300.0 million outstanding on the Note and declared special cash dividends in an aggregate amount of $540.0 million payable on February 4, 2016.  A portion of the proceeds of the Transactions, together with the proceeds from the concurrent $300.0 million repayment of the Note, were used to fund the dividends.  We received $486.5 million of the dividend proceeds ($186.5 million net of The Company’s repayment of the Note) through three of our wholly-owned subsidiaries, and approximately $53.5 million was paid to the public stockholders of CCOH.

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

Parent has granted options to purchase its shares of Class A common stock to certain key executives under its equity incentive plan at no less than the fair value of the underlying stock on the date of grant.  These options are granted for a term not to exceed ten years and are forfeited, except in certain circumstances, in the event the executive terminates his or her employment or relationship with Parent or one of its affiliates.  Approximately three-fourths of the options outstanding at December 31, 2015 vest based solely on continued service over a period of up to five years with the remainder becoming eligible to vest over a period of up to five years if certain predetermined performance targets are met.  The equity incentive plan contains antidilutive provisions that permit an adjustment for any change in capitalization.

The Company accounts for its share-based payments using the fair value recognition provisions of ASC 718-10.  The fair value of the portion of options that vest based on continued service is estimated on the grant date using a Black-Scholes option-pricing model and

iHeartCommunications, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the fair value of the remaining options which contain vesting provisions subject to service, market and performance conditions is estimated on the grant date using a Monte Carlo model.  Expected volatilities were based on historical volatility of peer companies’ stock, including Parent, over the expected life of the options.  The expected life of the options granted represents the period of time that the options granted are expected to be outstanding.  The Company used historical data to estimate option exercises and employee terminations within the valuation model.  The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards.  The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods equal to the expected life of the option.  No options were granted during the years ended December 31, 2015, 2014 and 2013.

The following table presents a summary of Parent's stock options outstanding at and stock option activity during the year ended December 31, 2015 ("Price" reflects the weighted average exercise price per share):

(In thousands, except per share data)	Options	Price	Weighted Average Remaining Contractual Term
Outstanding, January 1, 2015	2,301	$32.85
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(204)	10.46
Outstanding, December 31, 2015 (1)	2,097	35.03	3.7 years
Exercisable	1,415	35.22	3.8 years
Expected to Vest	658	35.55	3.3 years

(1)

Non-cash compensation expense has not been recorded with respect to 0.6 million shares as the vesting of these options is subject to performance conditions that have not yet been determined probable to meet.

A summary of Parent’s unvested options and changes during the year ended December 31, 2015 is presented below:

(In thousands, except per share data)	Options	Weighted Average Grant Date Fair Value
Unvested, January 1, 2015	821	$13.61
Granted	-	-
Vested (1)	(139)	2.32
Forfeited	-	-
Unvested, December 31, 2015	682	15.99

(1)		The total fair value of the options vested during the years ended December 31, 2015, 2014 and 2013 was $0.3 million, $0.3 million and $6.3 million, respectively.

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

iHeartCommunications, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Parent has granted restricted stock awards to certain of its employees and affiliates under its equity incentive plan.  The restricted stock awards are restricted in transferability for a term of up to five years. Restricted stock awards are forfeited, except in certain circumstances, in the event the employee terminates his or her employment or relationship with Parent prior to the lapse of the restriction.  Dividends or distributions paid in respect of unvested restricted stock awards will be held by Parent and paid to the recipients of the restricted stock awards upon vesting of the shares.

The following table presents a summary of Parent's restricted stock outstanding and restricted stock activity as of and during the year ended December 31, 2015 (“Price” reflects the weighted average share price at the date of grant):

(In thousands, except per share data)	Awards	Price
Outstanding, January 1, 2015	4,529	$5.02
Granted	1,413	5.83
Vested (restriction lapsed)	(446)	4.56
Forfeited	(426)	4.21
Outstanding, December 31, 2015	5,070	5.36

CCOH Share-Based Awards

CCOH Stock Options

The Company’s subsidiary, CCOH, has granted options to purchase shares of its Class A common stock to employees and directors of CCOH and its affiliates under its equity incentive plan at no less than the fair market value of the underlying stock on the date of grant.  These options are granted for a term not exceeding ten years and are forfeited, except in certain circumstances, in the event the employee or director terminates his or her employment or relationship with CCOH or one of its affiliates.  These options vest solely on continued service over a period of up to five years.  The equity incentive stock plan contains anti-dilutive provisions that permit an adjustment for any change in capitalization.

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

The following assumptions were used to calculate the fair value of CCOH’s options on the date of grant:

	Years Ended December 31,
	2015	2014	2013
Expected volatility	37% – 56%	54% – 56%	55% – 56%
Expected life in years	6.3	6.3	6.3
Risk-free interest rate	1.70% – 2.07%	1.73% – 2.08%	1.05% – 2.19%
Dividend yield	0%	0%	0%

iHeartCommunications, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of CCOH’s stock options outstanding at and stock option activity during the year ended December 31, 2015:

(In thousands, except per share data)	Options	Price(3)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2015	6,025	$9.92
Granted (1)	921	9.96
Exercised (2)	(622)	6.11
Forfeited	(34)	8.74
Expired	(942)	12.45
Outstanding, December 31, 2015	5,348	9.93	5.6 years	$1,049
Exercisable	3,658	10.33	4.2 years	$1,049
Expected to vest	1,535	9.02	8.4 years	$-

(1)		The weighted average grant date fair value of CCOH options granted during the years ended December 31, 2015, 2014 and 2013 was $4.25, $4.69 and $4.10 per share, respectively.
(2)

Cash received from option exercises during the years ended December 31, 2015, 2014 and 2013 was $3.8 million, $2.4 million and $4.2 million, respectively.  The total intrinsic value of the options exercised during the years ended December 31, 2015, 2014 and 2013 was $2.8 million, $1.5 million and $5.0 million, respectively.

(3) Reflects the weighted average exercise price per share.

A summary of CCOH’s unvested options at and changes during the year ended December 31, 2015 is presented below:

(In thousands, except per share data)	Options	Weighted Average Grant Date Fair Value
Unvested, January 1, 2015	1,553	$4.92
Granted	921	4.25
Vested (1)	(750)	5.56
Forfeited	(34)	4.92
Unvested, December 31, 2015	1,690	4.27

(1)		The total fair value of CCOH options vested during the years ended December 31, 2015, 2014 and 2013 was $4.2 million, $6.1 million and $7.1 million, respectively.

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

The following table presents a summary of CCOH’s restricted stock and restricted stock units outstanding at and activity during the year ended December 31, 2015 ("Price" reflects the weighted average share price at the date of grant):

(In thousands, except per share data)	Awards	Price
Outstanding, January 1, 2015	2,458	$7.54
Granted	702	10.35
Vested (restriction lapsed)	(340)	6.13
Forfeited	(58)	8.39
Outstanding, December 31, 2015	2,762	8.43

iHeartCommunications, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation Cost

The share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. Share-based compensation payments are recorded in corporate expenses and were $10.9 million, $10.7 million and $16.7 million, during the years ended December 31, 2015, 2014 and 2013, respectively.

The tax benefit related to the share-based compensation expense for the years ended December 31, 2015, 2014 and 2013 was $4.2 million, $4.1 million and $6.3 million, respectively.

As of December 31, 2015, there was $26.5 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately three years.  In addition, as of December 31, 2015, there was $25.7 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.

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

NOTE 9 – EMPLOYEE STOCK AND SAVINGS PLANS

The Company has various 401(k) savings and other plans for the purpose of providing retirement benefits for substantially all employees.  Under these plans, an employee can make pre-tax contributions and the Company will match a portion of such an employee’s contribution.  Employees vest in these matching contributions based upon their years of service to the Company.  Contributions of $28.9 million, $32.1 million and $31.8 million to these plans for the years ended December 31, 2015, 2014 and 2013, respectively, were expensed.

The Company offers a non-qualified deferred compensation plan for a select group of management or highly compensated employees, under which such employees were able to make an annual election to defer up to 50% of their annual salary and up to 80% of their bonus before taxes.  The Company suspended all salary and bonus deferrals and company matching contributions to the deferred compensation plan on January 1, 2010. The Company accounts for the plan in accordance with the provisions of ASC 710-10.  Matching credits on amounts deferred may be made in the Company’s sole discretion and the Company retains ownership of all assets until distributed.  Participants in the plan have the opportunity to allocate their deferrals and any matching credits among different investment options, the performance of which is used to determine the amounts to be paid to participants under the plan.  In accordance with the provisions of ASC 710-10, the assets and liabilities of the non-qualified deferred compensation plan are presented in “Other assets” and “Other long-term liabilities” in the accompanying consolidated balance sheets, respectively.  The asset and liability under the deferred compensation plan at December 31, 2015 was approximately $10.4 million recorded in “Other assets” and $10.4 million recorded in “Other long-term liabilities”, respectively.  The asset and liability under the deferred compensation plan at December 31, 2014 was approximately $11.6 million recorded in “Other assets” and $11.6 million recorded in “Other long-term liabilities”, respectively.

NOTE 10 — OTHER INFORMATION

iHeartCommunications, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table discloses the components of "Other income (expense)" for the years ended December 31, 2015, 2014 and 2013, respectively:

(In thousands)	Years Ended December 31,
	2015	2014	2013
Foreign exchange gain	$15,468	$15,554	$1,772
Debt modification expenses	-	-	(23,555)
Other	(2,412)	(6,450)	(197)
Total other income (expense), net	$13,056	$9,104	$(21,980)

The following table discloses the increase (decrease) in net deferred income tax liabilities related to each component of other comprehensive income (loss) for the years ended December 31, 2015, 2014 and 2013, respectively:

(In thousands)	Years Ended December 31,
	2015	2014	2013
Foreign currency translation adjustments and other	$1,585	$2,559	$(14,421)
Unrealized holding gain on marketable securities	-	-	(11,010)
Unrealized holding gain (loss) on cash flow derivatives	-	-	28,759
Total increase in deferred tax liabilities	$1,585	$2,559	$3,328

The following table discloses the components of “Other current assets” as of December 31, 2015 and 2014, respectively:

(In thousands)	As of December 31,
	2015	2014
Inventory	$24,833	$23,777
Deposits	3,184	4,466
Deferred loan costs	32,768	32,602
Other	51,252	37,661
Total other current assets	$112,037	$98,506

The following table discloses the components of “Other assets” as of December 31, 2015 and 2014, respectively:

(In thousands)	As of December 31,
	2015	2014
Investments in, and advances to, nonconsolidated affiliates	$27,710	$9,493
Other investments	61,128	18,247
Notes receivable	156	242
Prepaid expenses	7,932	16,082
Deferred loan costs	115,215	130,267
Deposits	26,025	27,822
Prepaid rent	74,114	56,430
Non-qualified plan assets	10,385	11,568
Other	7,637	18,914
Total other assets	$330,302	$289,065

iHeartCommunications, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table discloses the components of “Other long-term liabilities” as of December 31, 2015 and 2014, respectively:

(In thousands)	As of December 31,
	2015	2014
Unrecognized tax benefits	$113,563	$110,410
Asset retirement obligation	47,574	53,936
Non-qualified plan liabilities	10,385	11,568
Deferred income	137,942	23,734
Deferred rent	141,911	125,530
Employee related liabilities	47,491	39,963
Other	27,705	89,722
Total other long-term liabilities	$526,571	$454,863

The following table discloses the components of “Accumulated other comprehensive loss,” net of tax, as of December 31, 2015 and 2014, respectively:

(In thousands)	As of December 31,
	2015	2014
Cumulative currency translation adjustment	$(389,367)	$(291,520)
Cumulative unrealized gain on securities	1,946	1,397
Cumulative other adjustments	(26,986)	(18,467)
Total accumulated other comprehensive loss	$(414,407)	$(308,590)

NOTE 11 – SEGMENT DATA

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	iHM	Americas Outdoor Advertising	International Outdoor Advertising	Other	Corporate and other reconciling items	Eliminations	Consolidated
Year Ended December 31, 2015
Revenue	$3,284,320	$1,349,021	$1,457,183	$164,296	$-	$(13,304)	$6,241,516
Direct operating expenses	972,937	597,382	897,520	12,619	-	(7,113)	2,473,345
Selling, general and administrative expenses	1,065,716	233,254	298,250	110,526	-	(6,191)	1,701,555
Depreciation and amortization	240,230	204,514	166,060	26,386	36,801	-	673,991
Impairment charges	-	-	-	-	21,631	-	21,631
Corporate expenses	-	-	-	-	315,564	-	315,564
Other operating income, net	-	-	-	-	94,001	-	94,001
Operating income (loss)	$1,005,437	$313,871	$95,353	$14,765	$(279,995)	$-	$1,149,431
Intersegment revenues	$-	$2,744	$-	$10,560	$-	$-	$13,304
Segment assets	$7,534,972	$3,567,764	$1,581,710	$238,599	$1,094,345	$(196,292)	$13,821,098
Capital expenditures	$59,007	$82,165	$132,554	$6,846	$15,808	$-	$296,380
Share-based compensation expense	$-	$-	$-	$-	$10,923	$-	$10,923

Year Ended December 31, 2014
Revenue	$3,161,503	$1,350,623	$1,610,636	$212,676	$-	$(16,905)	$6,318,533
Direct operating expenses	932,172	605,771	991,117	24,009	-	(7,621)	2,545,448
Selling, general and administrative expenses	1,014,432	233,641	314,878	122,448	-	(9,274)	1,676,125
Depreciation and amortization	240,868	203,928	198,143	33,543	34,416	-	710,898
Impairment charges	-	-	-	-	24,176	-	24,176
Corporate expenses	-	-	-	-	320,341	(10)	320,331
Other operating income, net	-	-	-	-	40,031	-	40,031
Operating income (loss)	$974,031	$307,283	$106,498	$32,676	$(338,902)	$-	$1,081,586
Intersegment revenues	$10	$3,436	$-	$13,459	$-	$-	$16,905
Segment assets	$7,720,181	$3,664,574	$1,680,598	$277,388	$659,708	$-	$14,002,449
Capital expenditures	$50,403	$109,727	$117,480	$5,744	$34,810	$-	$318,164
Share-based compensation expense	$-	$-	$-	$-	$10,713	$-	$10,713

Year Ended December 31, 2013
Revenue	$3,131,595	$1,385,757	$1,560,433	$181,993	$-	$(16,734)	$6,243,044
Direct operating expenses	955,767	610,750	983,978	25,271	-	(8,556)	2,567,210
Selling, general and administrative expenses	982,514	243,456	300,116	118,830	-	(8,178)	1,636,738
Depreciation and amortization	262,136	206,031	194,493	39,291	28,877	-	730,828
Impairment charges	-	-	-	-	16,970	-	16,970
Corporate expenses	-	-	-	-	313,514	-	313,514
Other operating income, net	-	-	-	-	22,998	-	22,998
Operating income (loss)	$931,178	$325,520	$81,846	$(1,399)	$(336,363)	$-	$1,000,782
Intersegment revenues	$-	$2,473	$-	$14,261	$-	$-	$16,734
Segment assets	$7,933,564	$3,823,347	$1,899,648	$534,363	$854,413	$-	$15,045,335
Capital expenditures	$75,742	$96,590	$100,949	$9,933	$41,312	$-	$324,526
Share-based compensation expense	$-	$-	$-	$-	$16,715	$-	$16,715

iHeartCommunications, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue of $1.6 billion, $1.8 billion and $1.7 billion derived from the Company’s foreign operations are included in the data above for the years ended December 31, 2015, 2014 and 2013, respectively.  Revenue of $4.6 billion, $4.5 billion and $4.5 billion derived from the Company’s U.S. operations are included in the data above for the years ended December 31, 2015, 2014 and 2013, respectively.

Identifiable long-lived assets of $629.5 million, $682.7 million and $760.5 million derived from the Company’s foreign operations are included in the data above for the years ended December 31, 2015, 2014 and 2013, respectively. Identifiable long-lived assets of $1.6 billion, $2.0 billion and $2.1 billion derived from the Company’s U.S. operations are included in the data above for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 12 — QUARTERLY RESULTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended September 30,		Three Months Ended December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Revenue	$1,344,564	$1,342,548	$1,599,859	$1,630,154	$1,579,514	$1,630,034	$1,717,579	$1,715,797
Operating expenses:
Direct operating expenses	578,519	599,178	615,265	645,915	627,842	648,766	651,719	651,589
Selling, general and administrative expenses	416,188	413,146	424,163	417,883	428,967	426,902	432,237	418,194
Corporate expenses	77,288	72,705	80,592	82,197	74,542	78,202	83,142	87,227
Depreciation and amortization	170,453	174,871	168,394	174,062	166,320	175,865	168,824	186,100
Impairment charges	-	-	-	4,902	21,631	35	-	19,239
Other operating income, net	(8,974)	165	100,754	(1,628)	6,914	47,172	(4,693)	(5,678)
Operating income	93,142	82,813	412,199	303,567	267,126	347,436	376,964	347,770
Interest expense	441,771	431,114	452,957	440,605	453,921	432,616	456,847	437,261
Gain (loss) on investments, net	579	-	-	-	(5,000)	-	-	-
Equity in earnings (loss) of nonconsolidated affiliates	331	(13,326)	(690)	(16)	(857)	3,955	314	(29)
Gain (loss) on extinguishment of debt	(2,201)	(3,916)	-	(47,503)	-	(4,840)	-	12,912
Other income (expense), net	19,891	1,541	16,211	12,157	(17,976)	2,617	(5,070)	(7,211)
Income (loss) before income taxes	(330,029)	(364,002)	(25,237)	(172,400)	(210,628)	(83,448)	(84,639)	(83,819)
Income tax benefit (expense)	(56,605)	(68,388)	(22,077)	621	(2,841)	(24,376)	(5,434)	33,654
Consolidated net income (loss)	(386,634)	(432,390)	(47,314)	(171,779)	(213,469)	(107,824)	(90,073)	(50,165)
Less amount attributable to noncontrolling interest	(1,668)	(8,200)	7,152	14,852	8,448	7,028	3,199	17,923
Net income (loss) attributable to the Company	$(384,966)	$(424,190)	$(54,466)	$(186,631)	$(221,917)	$(114,852)	$(93,272)	$(68,088)

iHeartCommunications, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Company is a party to a management agreement with certain affiliates of Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”) and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018.  These agreements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses.  For the years ended December 31, 2015, 2014 and 2013, the Company recognized management fees and reimbursable expenses of $15.4 million, $15.2 million and $15.8 million, respectively.

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

On December 3, 2015, Clear Channel Holdings, Inc. contributed 100,000,000 shares of CCOH’s Class B Common Stock to Broader Media, LLC, an indirect wholly-owned subsidiary of the Company, as a capital contribution, to provide greater flexibility in support of future financing transactions, share dispositions and other similar transactions.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

ITEM 9A.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the preparation and reliability of financial reporting and preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.

There are inherent limitations to the effectiveness of any control system, however well designed, including the possibility of human error and the possible circumvention or overriding of controls. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Management must make judgments with respect to the relative cost and expected benefits of any specific control measure. The design of a control system also is based in part upon assumptions and judgments made by management about the likelihood of future events, and there can be no assurance that a control will be effective under all potential future conditions. As a result, even an effective system of internal control over financial reporting can provide no more than reasonable assurance with respect to the fair presentation of financial statements and the processes under which they were prepared.

As of December 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).  Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2015, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2015.  The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2015, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder iHeartCommunications, Inc.

We have audited iHeartCommunications, Inc. and subsidiaries’ (the Company)  internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive loss, changes in shareholder’s deficit and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

February 25, 2016

ITEM 9B.  Other Information

Not Applicable

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our executive officers is set forth at the end of Part I of this Annual Report on Form 10-K.

Our Code of Business Conduct and Ethics (the “Code of Conduct”) applies to all of our officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer.  The Code of Conduct is publicly available on our internet website at www.iheartmedia.com.  We intend to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of the Code of Conduct that applies to our principal executive officer, principal financial officer or principal accounting officer and relates to any element of the definition of code of ethics set forth in Item 406(b) of Regulation S-K by posting such information on our website at www.iheartmedia.com.

All other information required by this item is incorporated by reference to the information set forth in our Parent’s Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders (the “Definitive Proxy Statement”), which we expect to file with the SEC within 120 days after our fiscal year end.

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

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a)1.  Financial Statements.

The following consolidated financial statements are included in Item 8:

Consolidated Balance Sheets as of December 31, 2015 and 2014.

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Changes in Shareholder’s Deficit for the Years Ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013.

Notes to Consolidated Financial Statements

2. Financial Statement Schedule.

The following financial statement schedule for the years ended December 31, 2015, 2014 and 2013 and related report of independent auditors is filed as part of this report and should be read in conjunction with the consolidated financial statements.

Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

(In thousands)		Charges
	Balance at	to Costs,	Write-off		Balance
	Beginning	Expenses	of Accounts		at End of
Description	of period	and other	Receivable	Other (1)	Period

Year ended December 31, 2013	$55,040	$20,243	$28,272	$734	$47,745
Year ended December 31, 2014	$47,745	$14,167	$27,014	$(2,502)	$32,396
Year ended December 31, 2015	$32,396	$30,579	$26,310	$(1,776)	$34,889

(1) Primarily foreign currency adjustments and acquisition and/or divestiture activity.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Deferred Tax Asset Valuation Allowance

(In thousands)		Charges
	Balance at	to Costs,			Balance
	Beginning	Expenses			at end of
Description	of Period	and other (1)	Reversal (2)	Adjustments (3)	Period
Year ended December 31, 2013	$183,686	$149,107	$(5)	$(5,165)	$327,623
Year ended December 31, 2014	$327,623	$356,583	$(230)	$(28,318)	$655,658
Year ended December 31, 2015	$655,658	$314,098	$(457)	$(24,723)	$944,576

(1)        During 2013, 2014 and 2015, the Company recorded valuation allowances on deferred tax assets attributable to net operating losses in certain foreign jurisdictions.  In addition, during 2014 and 2015 the Company recorded a valuation allowance of $339.8 million and $305.3 million, respectively, on a portion of its deferred tax assets attributable to federal and state net operating loss carryforwards due to the uncertainty of the ability to utilize those losses in future periods.

(2)        During 2013, 2014 and 2015, the Company realized the tax benefits associated with certain foreign deferred tax assets, primarily related to foreign loss carryforwards, on which a valuation allowance was previously recorded.  The associated valuation allowance was reversed in the period in which, based on the weight of available evidence, it is more-likely-than-not that the deferred tax asset will be realized.

(3)        During 2013, 2014 and 2015, the Company adjusted certain valuation allowances as a result of changes in tax rates in certain jurisdictions and as a result of the expiration of carryforward periods for net operating loss carryforwards.

3. Exhibits.

Exhibit Number	Description
3.1

Certificate of Formation of iHeartMedia Capital I, LLC (Incorporated by reference to Exhibit 3.1.33 to the iHeartCommunications, Inc. Registration Statement on Form S-4 (File No. 333-158279) filed on March 30, 2009).

3.2

Limited Liability Company Agreement of iHeartMedia Capital I, LLC (Incorporated by reference to Exhibit 3.2.33 to the iHeartCommunications, Inc. Registration Statement on Form S-4 (File No. 333-158279) filed on March 30, 2009).

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

4.4

Indenture, dated as of February 23, 2011, to Indenture dated as of February 23, 2011, among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, the other guarantors party thereto, Wilmington Trust FSB, as Trustee, and the other agents party thereto (Incorporated by reference to Exhibit 4.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on February 24, 2011).

4.5

Supplemental Indenture, dated as of June 14, 2011, to Indenture dated as of February 23, 2011, among iHeartCommunications, Inc. and Wilmington Trust FSB, as Trustee (Incorporated by reference to Exhibit 4.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on June 14, 2011).

4.6

Indenture, dated as of October 25, 2012, among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, the other guarantors party thereto, U.S. Bank National Association, as trustee, and Deutsche Bank Trust Company Americas, as collateral agent (Incorporated by reference to Exhibit 4.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on October 25, 2012).

4.7

Indenture, dated as of February 28, 2013, among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, the other guarantors party thereto, U.S. Bank National Association, as trustee, and Deutsche Bank Trust Company Americas, as collateral agent (Incorporated by reference to Exhibit 4.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on March 1, 2013).

4.8

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

4.9

First Supplemental Indenture, dated as of December 16, 2013, to Indenture dated as of June 21, 2013, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, the other guarantors party thereto, Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (Incorporated by reference to Exhibit 4.26 to Amendment No. 1 to the iHeartCommunications, Inc. Registration Statement on Form S-4 (File No. 333-192614) filed on December 16, 2013).

4.10

Second Supplemental Indenture, dated as of December 24, 2013, to Indenture dated as of June 21, 2013, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, the other guarantors party thereto, Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (Incorporated by reference to Exhibit 4.28 to Amendment No. 2 to the iHeartCommunications, Inc. Registration Statement on Form S-4 (File No. 333-192614) filed on December 24, 2013).

4.11

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

4.12

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

4.13

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

4.14

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

4.15

Indenture, dated as of May 1, 2014, among CCU Escrow Corporation and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on June 6, 2014).

4.16

First Supplemental Indenture, dated as of June 6, 2014, to Indenture dated as of May 1, 2014, among iHeartCommunications, Inc. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on June 6, 2014).

4.17

Third Supplemental Indenture, dated as of August 22, 2014, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, the other guarantors party thereto, and Law Debenture Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.1 to the iHeartCommunications, Inc. Form 8-K filed on August 22, 2014).

4.18

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

4.19

First Supplemental Indenture, dated as of September 29, 2014, to Indenture dated as of September 10, 2014, among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, certain subsidiary guarantors named therein, U.S. Bank National Association, as trustee, paying agent, registrar, authentication agent and transfer agent and Deutsche Bank Trust Company Americas, as the collateral agent (incorporated by reference to Exhibit 4.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on September 29, 2014).

4.20

Indenture, dated as of February 26, 2015, among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, as guarantor, the other guarantors party thereto, U.S. Bank National Association, as trustee, paying agent, registrar, authentication agent and transfer agent, and Deutsche Bank Trust Company Americas, as collateral agent (Incorporated by reference to Exhibit 4.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on February 26, 2015).

4.21

Indenture, dated as of December 16, 2015, among Clear Channel International B.V., the guarantors party thereto, and U.S. Bank National Association, as trustee, paying agent, registrar, authentication agent and transfer agent (incorporated by reference to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on December 16, 2015).

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

10.12

Master Agreement dated November 16, 2005 between Clear Channel Outdoor Holdings, Inc. and iHeartCommunications, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.13

Corporate Services Agreement dated November 16, 2005 between Clear Channel Outdoor Holdings, Inc. and iHeartMedia Management Services, L.P. (Incorporated by reference to Exhibit 10.3 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.14

Tax Matters Agreement dated November 10, 2005 between Clear Channel Outdoor Holdings, Inc. and iHeartCommunications, Inc. (Incorporated by reference to Exhibit 10.4 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.15

Employee Matters Agreement dated November 10, 2005 between Clear Channel Outdoor Holdings, Inc. and iHeartCommunications, Inc. (Incorporated by reference to Exhibit 10.5 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.16

Amended and Restated License Agreement dated November 10, 2005 between iHM Identity, Inc. and Outdoor Management Services, Inc. (Incorporated by reference to Exhibit 10.5 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.17

First Amended and Restated Management Agreement, dated as of July 28, 2008, by and among iHeartMedia, Inc., BT Triple Crown Merger Co., Inc., B Triple Crown Finco, LLC, T Triple Crown Finco, LLC, THL Managers VI, LLC and Bain Capital Partners, LLC (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on July 30, 2008).

10.18

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

10.19

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

10.20§

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

10.22

Affiliate Transactions Agreement, dated as of July 30, 2008, by and among iHeartMedia, Inc., Bain Capital Fund IX, L.P., Thomas H. Lee Equity Fund VI, L.P. and BT Triple Crown Merger Co., Inc. (Incorporated by reference to Exhibit 99.6 to the iHeartMedia, Inc. Form 8-A Registration Statement filed on July 30, 2008).

10.23§

Side Letter Agreement, dated as of December 22, 2009, by and among iHeartMedia, Inc., Clear Channel Capital IV, LLC, Clear Channel Capital V, L.P., Randall T. Mays and RTM Partners, Ltd. (Incorporated by reference to Exhibit 99.3 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on December 29, 2009).

10.24§

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

10.28§

Letter Agreement dated as of January 13, 2014 by and between FalconAgain Inc. and iHeartMedia + Entertainment, Inc. (Incorporated by reference to Exhibit 10.24 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2013).

10.29§

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

10.31§	Form of Senior Executive Option Agreement under the CC Executive Incentive Plan (Incorporated by reference to Exhibit 10.20 to the iHeartMedia, Inc. Current Report on Form 8-K filed on July 30, 2008).
10.32§

Form of Senior Executive Restricted Stock Award Agreement under the CC Executive Incentive Plan (Incorporated by reference to Exhibit 10.21 to the iHeartMedia, Inc. Current Report on Form 8-K filed on July 30, 2008).

10.33§

Form of Senior Management Option Agreement under the CC Executive Incentive Plan (Incorporated by reference to Exhibit 10.22 to the iHeartMedia, Inc. Current Report on Form 8-K filed on July 30, 2008).

10.34§	Form of Executive Option Agreement under the CC Executive Incentive Plan (Incorporated by reference to Exhibit 10.23 to the iHeartMedia, Inc. Current Report on Form 8-K filed on July 30, 2008).
10.35§	Clear Channel Employee Equity Investment Program (Incorporated by reference to Exhibit 10.24 to the iHeartMedia, Inc. Current Report on Form 8-K filed on July 30, 2008).
10.36§	iHeartMedia, Inc. 2008 Annual Incentive Plan (Incorporated by reference to Exhibit 10.32 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).
10.37§

Clear Channel Outdoor Holdings, Inc. 2005 Stock Incentive Plan, as amended and restated  (the “CCOH Stock Incentive Plan”) (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on April 30, 2007).

10.38§

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

10.40§

Form of Restricted Stock Award Agreement under the CCOH Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-8 (File No. 333-130229) filed on December 9, 2005).

10.41§

Form of Restricted Stock Unit Award Agreement under the CCOH Stock Incentive Plan (Incorporated by reference to Exhibit 10.16 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.42§

Clear Channel Outdoor Holdings, Inc. 2012 Stock Incentive Plan (the “CCOH 2012 Stock Incentive Plan”) (Incorporated by reference to Exhibit 99.1 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-8 (File No. 333-181514) filed on May 18, 2012).

10.43§

Form of Option Agreement under the CCOH 2012 Stock Incentive Plan  (Incorporated by reference to Exhibit 10.25 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2015).

10.44§

Form of Restricted Stock Award Agreement under the CCOH 2012 Stock Incentive Plan  (Incorporated by reference to Exhibit 10.26 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2015).

10.45§

Form of Restricted Stock Unit Award Agreement under the CCOH 2012 Stock Incentive Plan  (Incorporated by reference to Exhibit 10.27 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2015).

10.46§

Clear Channel Outdoor Holdings, Inc. Amended and Restated 2006 Annual Incentive Plan (Incorporated by reference to Appendix B to the Clear Channel Outdoor Holdings, Inc. Definitive Proxy Statement on Schedule 14A for its 2012 Annual Meeting of Stockholders filed on April 9, 2012).

10.47§

Relocation Policy - Chief Executive Officer and Direct Reports (Guaranteed Purchase Offer) (Incorporated by reference to Exhibit 10.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on October 12, 2010).

10.48§

Relocation Policy - Chief Executive Officer and Direct Reports (Buyer Value Option) (Incorporated by reference to Exhibit 10.2 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on October 12, 2010).

10.49§	Relocation Policy - Function Head Direct Reports (Incorporated by reference to Exhibit 10.3 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on October 12, 2010).
10.50§

Form of iHeartMedia, Inc. and iHeartCommunications, Inc. Indemnification Agreement (Incorporated by reference to Exhibit 10.26 to the iHeartMedia, Inc. Current Report on Form 8-K filed on July 30, 2008).

10.51§

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

10.53§

Form of Clear Channel Outdoor Holdings, Inc. Affiliate Director Indemnification Agreement (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on June 3, 2009).

10.54§

Indemnification Agreement by and among Clear Channel Outdoor Holdings, Inc. and Robert W. Pittman dated September 18, 2012 (Incorporated by reference to Exhibit 10.4 to the iHeartMedia, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.55§

Indemnification Agreement by and among Clear Channel Outdoor Holdings, Inc. and Robert H. Walls, Jr. dated September 5, 2012 (Incorporated by reference to Exhibit 10.6 to the iHeartMedia, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.56§

Amended and Restated Employment Agreement, dated as of January 13, 2014 between Robert Pittman and iHeartMedia, Inc. (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on January 13, 2014).

10.57§

Employment Agreement by and between iHeartMedia, Inc. and Richard J. Bressler, dated July 29, 2013 (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K/A filed on August 2, 2013).

10.58§

Employment Agreement, dated as of January 1, 2010, between Robert H. Walls, Jr., and iHeartMedia Management Services, Inc. (Incorporated by reference to Exhibit 10.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on January 5, 2010).

10.59§

Employment Agreement, effective as of January 24, 2012, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K/A filed on July 27, 2012).

10.60§

Amendment No. 1 to Employment Agreement, effective as of March 2, 2015, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.61*§

Amendment No. 2 to Employment Agreement, effective as of December 17, 2015, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.38 to Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2015).

10.62§

Form of Amendment to Senior Executive Option Agreement under the CC Executive Incentive Plan, dated as of October 14, 2008 (Incorporated by reference to Exhibit 10.56 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2011).

10.63§

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

10.66§

Amendment to the Executive Option Agreement under the CC Executive Incentive Plan, dated as of January 13, 2014, between Robert W. Pittman and iHeartMedia, Inc. (Incorporated by reference to Exhibit 10.2 to the iHeartMedia, Inc. Current Report on Form 8-K filed on January 13, 2014).

10.67§

Form of Restricted Stock Agreement under the CC Executive Incentive Plan, dated October 15, 2012, between Robert W. Pittman and iHeartMedia, Inc. (Incorporated by reference to Exhibit 10.74 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2012).

10.68§

Form of Restricted Stock Agreement under the CC Executive Incentive Plan, dated October 15, 2012, between Robert H. Walls, Jr. and iHeartMedia, Inc. (Incorporated by reference to Exhibit 10.75 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2012).

10.69§

Form of Restricted Stock Agreement under the CC Executive Incentive Plan, dated October 22, 2012, between Scott D. Hamilton and iHeartMedia, Inc. (Incorporated by reference to Exhibit 10.77 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2012).

10.70§

Form of Restricted Stock Agreement under the CC Executive Incentive Plan, dated October 22, 2012, between Robert H. Walls, Jr. and iHeartMedia, Inc. (Incorporated by reference to Exhibit 10.78 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2012).

10.71§

Restricted Stock Agreement under the CC Executive Incentive Plan, dated January 13, 2014, between Robert W. Pittman and iHeartMedia, Inc. (Incorporated by reference to Exhibit C of Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on January 13, 2014).

10.72§

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

10.74§

Form of Stock Option Agreement under the CCOH Stock Incentive Plan, dated December 13, 2010, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.35 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.75§

Form of Restricted Stock Unit Agreement under the CCOH Stock Incentive Plan, dated December 20, 2010, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.36 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.76§

Form of Restricted Stock Unit Agreement under the CCOH Stock Incentive Plan, dated March 26, 2012, between Robert H. Walls, Jr. and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.3 to the iHeartMedia, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.77§

Form of Restricted Stock Unit Agreement under the CCOH 2012 Stock Incentive Plan, dated July 26, 2012, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K/A filed on July 27, 2012).

10.78§

Restricted Stock Award Agreement under the CCOH 2012 Stock Incentive Plan, dated January 13, 2014, between Robert W. Pittman and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit D of Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on January 13, 2014).

10.79§

Stipulation of Settlement, dated as of July 8, 2013, among legal counsel for iHeartCommunications, Inc. and the other named defendants, the special litigation committee of the board of directors of Clear Channel Outdoor Holdings, Inc. and the plaintiffs (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on July 9, 2013).

10.80§

Employment Agreement by and between iHeartMedia Management Services, Inc. and Scott D. Hamilton, dated May 20, 2014 (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on June 25, 2014).

10.81§

Employment Agreement by and between iHeartMedia Management Services, Inc. and Steven J. Macri dated October 7, 2013 (Incorporated by reference to Exhibit 10.81 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2015).

10.82

Employment Agreement, effective as of March 3, 2015, between Scott Wells and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.83

Subordination Agreement, dated as of December 16, 2015, among Clear Channel International B.V., the guarantors party thereto, U.S. Bank National Association, as trustee, and the subordinated creditors party thereto (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on 8-K filed on December 16, 2015).

10.84

iHeartMedia, Inc. 2015 Executive Long-Term Incentive Plan (Incorporated by reference to Appendix A to the iHeartMedia, Inc. definitive proxy statement on Schedule 14A for its 2015 Annual Meeting of Stockholders filed March 31, 2015).

10.85

iHeartMedia, Inc. 2015 Supplemental Incentive Plan (Incorporated by reference to Appendix B to the iHeartMedia, Inc. definitive proxy statement on Schedule 14A for its 2015 Annual Meeting of Stockholders filed March 31, 2015).

10.86

iHeartMedia, Inc. 2015 Executive Incentive Plan (Incorporated by reference to Appendix C to the iHeartMedia, Inc. definitive proxy statement on Schedule 14A for its 2015 Annual Meeting of Stockholders filed March 31, 2015).

24*	Power of Attorney (included on signature page).
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2016.

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

Name	Title	Date
/s/ Robert W. Pittman Robert W. Pittman	Chairman and Chief Executive Officer (Principal Executive Officer)	February 25, 2016
/s/ Richard J. Bressler Richard J. Bressler	President, Chief Operating Officer, Chief Financial Officer (Principal Financial Officer) and Director	February 25, 2016
/s/ Scott D. Hamilton Scott D. Hamilton	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer) and Assistant Secretary	February 25, 2016
/s/ David C. Abrams David C. Abrams	Director	February 25, 2016
/s/ Irving L. Azoff Irving L. Azoff	Director	February 25, 2016
/s/ James C. Carlisle James C. Carlisle	Director	February 25, 2016
/s/ John P. Connaughton John P. Connaughton	Director	February 25, 2016
/s/ Julia B. Donnelly Julia B. Donnelly	Director	February 25, 2016
/s/ Matthew J. Freeman Matthew J. Freeman	Director	February 25, 2016
/s/ Blair E. Hendrix Blair E. Hendrix	Director	February 25, 2016
/s/ Jonathon S. Jacobson Jonathon S. Jacobson	Director	February 25, 2016
/s/ Ian K. Loring Ian K. Loring	Director	February 25, 2016
/s/ Scott M. Sperling Scott M. Sperling	Director	February 25, 2016