Form 10-Q
period 2016-06-30
iHeartCommunications, Inc.
filed 2016-08-04
CIK 739708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________
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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2016
~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~	~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~
Common Stock, $.001 par value	500,000,000

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form in a reduced disclosure format permitted by General Instruction H(2).

IHEARTCOMMUNICATIONS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IHEARTCOMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	June 30, 2016	December 31, 2015
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$951,853	$772,678
Accounts receivable, net of allowance of $35,738 in 2016 and $34,889 in 2015	1,400,603	1,442,038
Prepaid expenses	215,002	189,055
Assets held for sale	55,053	295,075
Other current assets	80,300	79,269
Total Current Assets	2,702,811	2,778,115
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,289,708	1,391,880
Other property, plant and equipment, net	778,839	820,676
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	2,414,540	2,413,483
Indefinite-lived intangibles - permits	961,347	971,327
Other intangibles, net	854,672	953,660
Goodwill	4,114,333	4,128,887
OTHER ASSETS
Other assets	225,117	215,087
Total Assets	$13,341,367	$13,673,115
CURRENT LIABILITIES
Accounts payable	$124,931	$153,276
Accrued expenses	732,491	834,416
Accrued interest	283,185	279,100
Deferred income	254,912	210,924
Current portion of long-term debt	574,995	181,512
Total Current Liabilities	1,970,514	1,659,228
Long-term debt	20,209,674	20,539,099
Deferred income taxes	1,545,044	1,554,898
Other long-term liabilities	546,342	526,571
Commitments and contingent liabilities (Note 4)
SHAREHOLDER’S DEFICIT
Noncontrolling interest	161,273	177,615
Common stock, par value $.001 per share, authorized and issued 500,000,000 shares in 2016 and 2015, respectively	500	500
Additional paid-in capital	2,066,802	2,066,622
Accumulated deficit	(12,804,420)	(12,437,011)
Accumulated other comprehensive loss	(354,362)	(414,407)
Total Shareholder's Deficit	(10,930,207)	(10,606,681)
Total Liabilities and Shareholder's Deficit	$13,341,367	$13,673,115
See Notes to Consolidated Financial Statements

IHEARTCOMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$1,618,532	$1,599,859	$2,982,037	$2,944,423
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	617,246	615,163	1,185,617	1,192,855
Selling, general and administrative expenses (excludes depreciation and amortization)	434,581	424,562	860,149	841,443
Corporate expenses (excludes depreciation and amortization)	87,650	80,295	165,529	157,717
Depreciation and amortization	162,144	168,394	317,600	338,847
Other operating income (expense), net	(64,190)	100,754	220,273	91,780
Operating income	252,721	412,199	673,415	505,341
Interest expense	465,991	452,957	929,941	894,728
Equity in loss of nonconsolidated affiliates	(1,610)	(690)	(2,043)	(359)
Loss on extinguishment of debt	—	—	—	(2,201)
Other income (expense), net	(34,019)	16,211	(39,731)	36,681
Loss before income taxes	(248,899)	(25,237)	(298,300)	(355,266)
Income tax expense	(27,137)	(22,077)	(36,630)	(78,682)
Consolidated net loss	(276,036)	(47,314)	(334,930)	(433,948)
Less amount attributable to noncontrolling interest	2,858	7,152	32,479	5,484
Net loss attributable to the Company	$(278,894)	$(54,466)	$(367,409)	$(439,432)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8,864	2,278	36,441	(79,881)
Unrealized holding gain (loss) on marketable securities	(309)	(133)	(345)	689
Reclassification adjustment for realized cumulative translation adjustments on sale of businesses included in Other operating income (expense), net	32,824	—	32,824	—
Other adjustments to comprehensive income (loss)	(3,745)	—	(3,745)	(1,154)
Other comprehensive income (loss)	37,634	2,145	65,175	(80,346)
Comprehensive loss	(241,260)	(52,321)	(302,234)	(519,778)
Less amount attributable to noncontrolling interest	249	(4,287)	5,130	(10,640)
Comprehensive loss attributable to the Company	$(241,509)	$(48,034)	$(307,364)	$(509,138)
See Notes to Consolidated Financial Statements

IHEARTCOMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Consolidated net loss	$(334,930)	$(433,948)
Reconciling items:
Depreciation and amortization	317,600	338,847
Deferred taxes	(10,371)	14,988
Provision for doubtful accounts	13,337	12,848
Amortization of deferred financing charges and note discounts, net	34,540	31,494
Share-based compensation	6,879	4,927
Gain on disposal of operating and other assets	(223,381)	(101,473)
Equity in loss of nonconsolidated affiliates	2,043	359
Loss on extinguishment of debt	—	2,201
Other reconciling items, net	22,902	(37,125)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	15,820	(73,764)
Increase in prepaid expenses and other current assets	(23,656)	(58,529)
Decrease in accrued expenses	(80,772)	(61,342)
Decrease in accounts payable	(27,157)	(6,126)
Increase in accrued interest	21,049	50,620
Increase in deferred income	63,709	56,230
Changes in other operating assets and liabilities	20,738	20,187
Net cash used in operating activities	(181,650)	(239,606)
Cash flows from investing activities:
Purchases of property, plant and equipment	(123,705)	(124,877)
Proceeds from disposal of assets	595,840	393,637
Purchases of other operating assets	(2,611)	(3,970)
Change in other, net	(32,664)	(28,415)
Net cash provided by investing activities	436,860	236,375
Cash flows from financing activities:
Draws on credit facilities	—	120,000
Payments on credit facilities	(1,157)	(122,638)
Proceeds from long-term debt	800	950,000
Payments on long-term debt	(2,181)	(931,324)
Payments to purchase noncontrolling interests	—	(42,564)
Dividends and other payments to noncontrolling interests	(72,657)	(28,099)
Change in other, net	(1,118)	(7,419)
Net cash used for financing activities	(76,313)	(62,044)
Effect of exchange rate changes on cash	278	(4,300)
Net increase (decrease) in cash and cash equivalents	179,175	(69,575)
Cash and cash equivalents at beginning of period	772,678	457,024
Cash and cash equivalents at end of period	$951,853	$387,449
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$873,701	$808,354
Cash paid for taxes	27,756	24,465
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
We are a holding company and have no significant assets other than the ownership interests in our subsidiaries. All of our operations and all of our operating assets are held by our subsidiaries. Certain of our outstanding indebtedness is fully and unconditionally guaranteed on a joint and several basis by our parent, iHeartMedia Capital I, LLC ("Capital I"), and certain of our direct and indirect wholly-owned domestic subsidiaries. Not all of our subsidiaries guarantee our obligations under such outstanding indebtedness. For a presentation of the allocation of assets, liabilities, equity, revenues and expenses attributable to the guarantors of our indebtedness in conformity with the SEC's Regulation S-X Rule 3-10(d), please refer to Note 10 to the consolidated financial statements of Capital I as of and for the period ending June 30, 2016.
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
The Company is a Texas corporation with all of its common stock being held by Capital I. All of Capital I's interests are held by iHeartMedia Capital II, LLC, a direct, wholly-owned subsidiary of iHeartMedia, Inc. ("Parent"). Parent was formed in May 2007 by private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the "Sponsors") for the purpose of acquiring the business of the Company.
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
Omission of Per Share Information
Net loss per share information is not presented as Capital I owns 100% of the Company's common stock. The Company does not have any publicly traded common stock.
New Accounting Pronouncements
During the second quarter of 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, the Company will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this update are effective for the annual period

IHEARTCOMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact of the provisions of this new standard on its consolidated financial statements.

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
During the second quarter of 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This update simplifies the presentation of debt issuance costs as a deduction from the carrying value of the outstanding debt balance rather than showing the debt issuance costs as an asset.  The standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2015.  The retrospective adoption of this guidance resulted in the reclassification of debt issuance costs of $148.0 million as of December 31, 2015, which are now reflected as “Long-term debt fees” in Note 3.
During the third quarter of 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This update provides a one-year deferral of the effective date for ASU No. 2014-09, Revenue from Contracts with Customers.  ASU No. 2014-09 provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under U.S. GAAP.  The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017.  The Company is currently evaluating the impact of the provisions of this new standard on its consolidated financial statements.
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
During the first quarter of 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new leasing standard presents significant changes to the balance sheets of lessees. Lessor accounting is updated to align with certain changes in the lessee model and the new revenue recognition standard which was issued in the third quarter of 2015. The standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2018. The Company is currently evaluating the impact of the provisions of this new standard on its consolidated financial statements.
During the second quarter of 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718). This update changes the accounting for certain aspects of share-based payments to employees. Income tax effects of share-based payment awards will be recognized in the income statement with the vesting or settlement of the awards and the record keeping for additional paid-in capital pools will no longer be necessary. Additionally, companies can make a policy election to either estimate forfeitures or recognize them as they occur. The standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the impact of the provisions of this new standard on its consolidated financial statements.
During the second quarter of 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). The new standard changes the impairment model for most financial assets and certain other instruments. Entities will be required to use a model that will result in the earlier recognition of allowances for losses for trade and other receivables, held-to-maturity debt securities, loans and other instruments. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. For an SEC filer, the standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2019.  The Company is currently evaluating the impact of the provisions of this new standard on its consolidated financial statements.

IHEARTCOMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Dispositions
On January 15, 2016, Parent and certain of its subsidiaries completed the final closing for the sale of six of the Company’s broadcast communication tower sites and related assets for approximately $5.5 million.  Simultaneous with the sale, the Company entered into lease agreements for the continued use of space on all six of the towers sold. The Company realized a net gain of $2.7 million, of which $1.9 million was deferred and will be recognized over the lease term.
During the first quarter of 2016, Americas outdoor sold nine non-strategic outdoor markets including Cleveland and Columbus, Ohio, Des Moines, Iowa, Ft. Smith, Arkansas, Memphis, Tennessee, Portland, Oregon, Reno, Nevada, Seattle, Washington and Wichita, Kansas for net proceeds, which included cash and certain advertising assets in Florida, totaling $594.0 million.  The Company recognized a net gain of $280.0 million related to the sale, which is included within Other operating income (expense), net.
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
During the second quarter of 2016, International outdoor sold its business in Turkey. As a result, the Company recognized a net loss of $56.6 million, which includes $32.2 million in cumulative translation adjustments that were recognized upon the sale of the Company's subsidiaries in Turkey.
Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets as of June 30, 2016 and December 31, 2015, respectively:

(In thousands)	June 30, 2016	December 31, 2015
Land, buildings and improvements	$587,554	$603,234
Structures	2,743,167	2,824,794
Towers, transmitters and studio equipment	346,620	347,877
Furniture and other equipment	605,515	591,149
Construction in progress	82,656	69,042
	4,365,512	4,436,096
Less: accumulated depreciation	2,296,965	2,223,540
Property, plant and equipment, net	$2,068,547	$2,212,556
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

IHEARTCOMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of June 30, 2016 and December 31, 2015, respectively:

(In thousands)	June 30, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor contractual rights	$589,682	$(428,504)	$635,772	$(457,060)
Customer / advertiser relationships	1,222,518	(951,966)	1,222,518	(891,488)
Talent contracts	319,384	(266,821)	319,384	(252,526)
Representation contracts	253,602	(223,464)	239,142	(217,770)
Permanent easements	157,436	—	156,349	—
Other	389,881	(207,076)	394,983	(195,644)
Total	$2,932,503	$(2,077,831)	$2,968,148	$(2,014,488)
Total amortization expense related to definite-lived intangible assets for the three months ended June 30, 2016 and 2015 was $56.8 million and $60.7 million, respectively. Total amortization expense related to definite-lived intangible assets for the six months ended June 30, 2016 and 2015 was $112.1 million and $123.6 million, respectively.
As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2017	$199,630
2018	129,701
2019	46,925
2020	38,998
2021	33,114
Goodwill
The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments:

(In thousands)	iHM	Americas Outdoor Advertising	International Outdoor Advertising	Other	Consolidated
Balance as of December 31, 2014	$3,288,481	$584,574	$232,538	$81,831	$4,187,424
Acquisitions	—	—	10,998	—	10,998
Foreign currency	—	(709)	(19,644)	—	(20,353)
Assets held for sale		(49,182)			(49,182)
Balance as of December 31, 2015	$3,288,481	$534,683	$223,892	$81,831	$4,128,887
Dispositions	—	(6,934)	—	—	(6,934)
Foreign currency	—	(1,393)	3,999	—	2,606
Assets held for sale		(10,226)			(10,226)
Balance as of June 30, 2016	$3,288,481	$516,130	$227,891	$81,831	$4,114,333

IHEARTCOMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – LONG-TERM DEBT
Long-term debt outstanding as of June 30, 2016 and December 31, 2015 consisted of the following:

(In thousands)	June 30, 2016	December 31, 2015
Senior Secured Credit Facilities(1)	$6,300,000	$6,300,000
Receivables Based Credit Facility Due 2017(2)	230,000	230,000
9.0% Priority Guarantee Notes Due 2019	1,999,815	1,999,815
9.0% Priority Guarantee Notes Due 2021	1,750,000	1,750,000
11.25% Priority Guarantee Notes Due 2021	575,000	575,000
9.0% Priority Guarantee Notes Due 2022	1,000,000	1,000,000
10.625% Priority Guarantee Notes Due 2023	950,000	950,000
Subsidiary Revolving Credit Facility Due 2018(3)	—	—
Other secured subsidiary debt(4)	24,554	25,228
Total consolidated secured debt	12,829,369	12,830,043

14.0% Senior Notes Due 2021(5)	1,712,048	1,695,097
The Company's Legacy Notes(6)	667,900	667,900
10.0% Senior Notes Due 2018(7)	730,000	730,000
Subsidiary Senior Notes due 2022	2,725,000	2,725,000
Subsidiary Senior Subordinated Notes due 2020	2,200,000	2,200,000
Clear Channel International B.V. Senior Notes due 2020	225,000	225,000
Other subsidiary debt	13,604	165
Purchase accounting adjustments and original issue discount	(186,431)	(204,611)
Long-term debt fees	(131,821)	(147,983)
Total debt	20,784,669	20,720,611
Less: current portion	574,995	181,512
Total long-term debt	$20,209,674	$20,539,099

(1)	Term Loan D and Term Loan E mature in 2019.

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

(7)
On July 15, 2016, Broader Media, LLC, an indirect wholly-owned subsidiary of the Company, repurchased approximately $383.0 million aggregate principal amount of the Company's 10.0% Senior Notes due 2018 for an aggregate purchase price of approximately $222.2 million. The principal amount of repurchased notes has been classified as current portion of long-term debt on the Company's Consolidated Balance Sheet as of June 30, 2016.

The Company’s weighted average interest rate as of June 30, 2016 and December 31, 2015 was 8.5%. The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $15.7 billion and $15.2 billion as of June 30, 2016 and December 31, 2015, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as either Level 1 or Level 2.

IHEARTCOMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Surety Bonds, Letters of Credit and Guarantees
As of June 30, 2016, the Company had outstanding surety bonds, commercial standby letters of credit and bank guarantees of $60.7 million, $98.0 million and $55.8 million, respectively. Bank guarantees of $26.7 million were backed by cash collateral. These surety bonds, letters of credit and bank guarantees relate to various operational matters including insurance, bid, concession and performance bonds as well as other items.
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
Stockholder Litigation
On May 9, 2016, a stockholder of Clear Channel Outdoor Holdings, Inc. ("CCOH") filed a derivative lawsuit in the Court of Chancery of the State of Delaware, captioned GAMCO Asset Management Inc. v. iHeartMedia Inc. et al., C.A. No. 12312-VCS. The complaint names as defendants us, Parent, Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the "Sponsor Defendants"), the Company's private equity sponsors and majority owners, and the members of CCOH's board of directors. CCOH also is named as a nominal defendant. The complaint alleges that the defendants have breached their fiduciary duties by causing CCOH to: (i) continue to loan cash to us under the intercompany note at below-market rates; (ii) abandon its growth and acquisition strategies in favor of transactions that would provide cash to us and Parent; (iii) issue new debt in the CCIBV note offering (the "CCIBV Note Offering") to provide cash to us and Parent through a dividend; and (iv) effect the sales of certain outdoor markets in the U.S. (the "Outdoor Asset Sales") allegedly to provide cash to us and Parent through a dividend. The complaint also alleges that we, Parent and the Sponsor Defendants aided and abetted the directors' breaches of their fiduciary duties. The complaint further alleges that we, Parent and the Sponsor Defendants were unjustly enriched as a result of these transactions and that these transactions constituted a waste of corporate assets for which the defendants are liable to CCOH. The plaintiff is seeking, among other things, a ruling that the defendants breached their fiduciary duties to CCOH and that we, Parent and the Sponsor Defendants aided and abetted the CCOH board of directors' breaches of fiduciary duty, rescission of payments made by CCOH to us and our affiliates pursuant to dividends declared in connection with the CCIBV Note Offering and Outdoor Asset Sales, and an order requiring us, Parent and the Sponsor Defendants to disgorge all profits they have received as a result of the alleged fiduciary misconduct.
On May 26, 2016, the plaintiff filed a motion seeking expedited discovery and an expedited trial on certain counts of its complaint. On June 27, 2016, the court denied the motion for an expedited trial and discovery, and on July 12, 2016, the parties stipulated to a schedule that would allow for a decision on the defendants' forthcoming motion to dismiss by mid-September and a trial, if necessary, beginning February 27, 2017. On July 20, 2016, the defendants filed a motion to dismiss.

NOTE 5 – INCOME TAXES
Income Tax Expense

IHEARTCOMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company’s income tax expense for the three and six months ended June 30, 2016 and 2015, respectively, consisted of the following components:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Current tax expense	$(36,252)	$(23,309)	$(47,001)	$(63,694)
Deferred tax benefit (expense)	9,115	1,232	10,371	(14,988)
Income tax expense	$(27,137)	$(22,077)	$(36,630)	$(78,682)
The effective tax rates for the three and six months ended June 30, 2016 were (10.9)% and (12.3)%, respectively. The effective tax rates for the three and six months ended June 30, 2015 were (87.5)% and (22.2)%, respectively. The 2016 and 2015 effective tax rates were primarily impacted by the valuation allowance recorded against deferred tax assets resulting from current period net operating losses in U.S. federal, state and certain foreign jurisdictions due to uncertainty regarding the Company's ability to realize those assets in future periods.

IHEARTCOMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – SHAREHOLDER’S DEFICIT
The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity.  The following table shows the changes in shareholder's deficit attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total, ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balance as of January 1, 2016	$(10,784,296)	$177,615	$(10,606,681)
Net income (loss)	(367,409)	32,479	(334,930)
Dividends declared and other payments to noncontrolling interests	—	(60,208)	(60,208)
Share-based compensation	1,436	5,443	6,879
Foreign currency translation adjustments	34,803	1,638	36,441
Unrealized holding loss on marketable securities	(310)	(35)	(345)
Reclassification adjustment for realized cumulative translation adjustments on sale of businesses included in Other operating income (expense), net	28,919	3,905	32,824
Other adjustments to comprehensive loss	(3,367)	(378)	(3,745)
Other, net	(1,256)	814	(442)
Balances as of June 30, 2016	$(11,091,480)	$161,273	$(10,930,207)

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balance as of January 1, 2015	$(9,889,348)	$224,140	$(9,665,208)
Net loss	(439,432)	5,484	(433,948)
Dividends declared and other payments to noncontrolling interests	—	(28,099)	(28,099)
Purchase of additional noncontrolling interests	(40,742)	(1,822)	(42,564)
Share-based compensation	1,198	3,729	4,927
Foreign currency translation adjustments	(69,288)	(10,593)	(79,881)
Unrealized holding gain on marketable securities	618	71	689
Other adjustments to comprehensive loss	(1,036)	(118)	(1,154)
Other, net	(223)	4,685	4,462
Balances as of June 30, 2015	$(10,438,253)	$197,477	$(10,240,776)
The Company does not have any compensation plans under which is grants awards to employees. Parent has granted restricted stock and CCOH has granted restricted stock, restricted stock units and options to purchase shares of their respective Class A common stock to certain key individuals.
NOTE 7 — OTHER INFORMATION
Other Comprehensive Income (Loss)
The total (decrease) increase in deferred income tax liabilities of other adjustments to comprehensive loss for the three months ended June 30, 2016 and 2015 were $0.8 million and $0.0 million respectively. The total (decrease) increase in deferred income tax liabilities of other adjustments to comprehensive loss for the six months ended June 30, 2016 and 2015 were $0.8 million and $(0.6) million respectively.
Barter and Trade
Barter and trade revenues and expenses are included in consolidated revenue and selling, general and administrative expenses, respectively.  Barter and trade revenues were $28.8 million and $24.7 million for the three months ended June 30, 2016 and 2015, respectively, and $75.1 million and $57.4 million for the six months ended June 30, 2016 and 2015, respectively.  Barter and trade

IHEARTCOMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

expenses were $22.9 million and $25.1 million for the three months ended June 30, 2016 and 2015, respectively, and $57.2 million and $53.9 million for the six months ended June 30, 2016 and 2015, respectively.
Barter and trade revenues include $4.9 million and $16.7 million of revenue recognized in connection with advertising provided in the three and six months ended June 30, 2016, respectively, in exchange for investments in certain non-public companies in the fourth quarter of 2015. There is no offsetting barter expense associated with these non-cash transactions.
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

IHEARTCOMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the first quarter of 2016, the Company revised its segment reporting as discussed in Note 1. The following table presents the Company's reportable segment results for the three and six months ended June 30, 2016 and 2015:

(In thousands)	iHM	Americas Outdoor	International Outdoor	Other	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended June 30, 2016
Revenue	$867,914	$325,533	$386,613	$39,066	$—	$(594)	$1,618,532
Direct operating expenses	250,367	140,038	226,023	818	—	—	617,246
Selling, general and administrative expenses	271,719	57,831	77,736	27,889	—	(594)	434,581
Corporate expenses	—	—	—	—	87,650	—	87,650
Depreciation and amortization	62,998	47,525	38,177	4,710	8,734	—	162,144
Other operating expense, net	—	—	—	—	(64,190)	—	(64,190)
Operating income (loss)	$282,830	$80,139	$44,677	$5,649	$(160,574)	$—	$252,721
Intersegment revenues	$—	$594	$—	$—	$—	$—	$594
Capital expenditures	$14,275	$17,402	$31,771	$1,111	$2,367	$—	$66,926
Share-based compensation expense	$—	$—	$—	$—	$3,785	$—	$3,785

Three Months Ended June 30, 2015
Revenue	$840,701	$341,286	$381,533	$37,401	$—	$(1,062)	$1,599,859
Direct operating expenses	241,826	149,712	222,630	995	—	—	615,163
Selling, general and administrative expenses	266,225	57,346	75,176	26,877	—	(1,062)	424,562
Corporate expenses	—	—	—	—	80,295	—	80,295
Depreciation and amortization	59,566	51,113	40,956	6,149	10,610	—	168,394
Other operating income, net	—	—	—	—	100,754	—	100,754
Operating income	$273,084	$83,115	$42,771	$3,380	$9,849	$—	$412,199
Intersegment revenues	$—	$1,062	$—	$—	$—	$—	$1,062
Capital expenditures	$16,862	$15,664	$31,752	$649	$3,495	$—	$68,422
Share-based compensation expense	$—	$—	$—	$—	$2,403	$—	$2,403

IHEARTCOMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	iHM	Americas Outdoor	International Outdoor	Other	Corporate and other reconciling items	Eliminations	Consolidated
Six Months Ended June 30, 2016
Revenue	$1,606,800	$608,061	$694,806	$73,249	$—	$(879)	$2,982,037
Direct operating expenses	474,429	278,050	431,705	1,433	—	—	1,185,617
Selling, general and administrative expenses	543,732	113,160	149,208	54,928	—	(879)	860,149
Corporate expenses	—	—	—	—	165,529	—	165,529
Depreciation and amortization	121,815	93,641	76,057	8,326	17,761	—	317,600
Other operating income, net	—	—	—	—	220,273	—	220,273
Operating income	$466,824	$123,210	$37,836	$8,562	$36,983	$—	$673,415
Intersegment revenues	$—	$879	$—	$—	$—	$—	$879
Capital expenditures	$23,065	$28,694	$66,684	$1,176	$4,086	$—	$123,705
Share-based compensation expense	$—	$—	$—	$—	$6,879	$—	$6,879

Six Months Ended June 30, 2015
Revenue	$1,538,502	$637,149	$700,713	$70,222	$—	$(2,163)	$2,944,423
Direct operating expenses	455,655	295,946	439,367	1,887	—	—	1,192,855
Selling, general and administrative expenses	527,305	112,983	146,669	56,649	—	(2,163)	841,443
Corporate expenses	—	—	—	—	157,717	—	157,717
Depreciation and amortization	120,301	101,453	83,397	12,472	21,224	—	338,847
Other operating income, net	—	—	—	—	91,780	—	91,780
Operating income (loss)	$435,241	$126,767	$31,280	$(786)	$(87,161)	$—	$505,341
Intersegment revenues	$—	$2,163	$—	$—	$—	$—	$2,163
Capital expenditures	$29,680	$32,359	$56,857	$795	$5,186	$—	$124,877
Share-based compensation expense	$—	$—	$—	$—	$4,927	$—	$4,927

NOTE 9 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
Parent is a party to a management agreement with certain affiliates of the Sponsors and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018. These agreements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses. For the three months ended June 30, 2016 and 2015, the Company recognized management fees and reimbursable expenses of $3.8 million and $3.9 million, respectively. For the six months ended June 30, 2016 and 2015, the Company recognized management fees and reimbursable expenses of $7.6 million and $7.8 million, respectively.
On July 15, 2016, Broader Media, LLC, an indirect wholly-owned subsidiary of the Company (“Broader Media”), repurchased from unaffiliated third parties $285.0 million aggregate principal amount of the Company's 10.0% Senior Notes due 2018 (the “2018 Notes”) for an aggregate purchase price of approximately $165.3 million (the “Third Party Transaction”).  On the same day, Broader Media repurchased an additional $98.0 million aggregate principal amount of the 2018 Notes from investment firms affiliated with David C. Abrams, a member of our Board of Directors for an aggregate purchase price of approximately $56.9 million (the “Abrams Transaction”).  The Abrams Transaction was made at the same price and on terms substantially similar to those of the Third Party Transaction.  In accordance with our related party transaction policy, the Abrams Transaction was approved by a majority of the disinterested directors on our Board.

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
We manage our operating segments primarily focusing on their operating income, while Corporate expenses, Other operating income (expense), net, Interest expense, Gain on marketable securities, Equity in earnings (loss) of nonconsolidated affiliates, Loss on extinguishment of debt, Other income, net and Income tax expense are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.
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
Executive Summary
The key developments that impacted our business during the three months ended June 30, 2016 are summarized below:

•
Consolidated revenue increased $18.7 million during the three months ended June 30, 2016 compared to the same period of 2015. Excluding the $6.2 million impact from movements in foreign exchange rates, consolidated revenue increased $24.9 million during the three months ended June 30, 2016 compared to the same period of 2015.

•	In the first quarter, we sold nine non-strategic U.S. outdoor markets which generated revenue of $27.1 million in the three months ended June 30, 2015.

•
We sold our outdoor business in Turkey in June 2016. As a result, we recognized a net loss of $56.6 million, which includes $32.2 million in cumulative translation adjustments that were recognized upon sale of subsidiaries in Turkey.

Following the end of the quarter, on July 15, 2016, Broader Media, LLC, our indirect wholly-owned subsidiary, repurchased $383.0 million aggregate principal amount of our 10.0% Senior Notes due 2018 for an aggregate purchase price of $222.2 million.

Revenues and expenses “excluding the impact of foreign exchange movements” in this Management’s Discussion & Analysis of Financial Condition and Results of Operations are presented because management believes that viewing certain financial results without the impact of fluctuations in foreign currency rates facilitates period to period comparisons of business performance and provides useful information to investors.  Revenues and expenses “excluding the impact of foreign exchange movements” are calculated by converting the current period’s revenues and expenses in local currency to U.S. dollars using average foreign exchange rates for the prior period.
Consolidated Results of Operations
The comparison of our historical results of operations for the three and six months ended June 30, 2016 to the three and six months ended June 30, 2015 is as follows:

(In thousands)	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2016	2015		2016	2015
Revenue	$1,618,532	$1,599,859	1.2%	$2,982,037	$2,944,423	1.3%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	617,246	615,163	0.3%	1,185,617	1,192,855	(0.6)%
Selling, general and administrative expenses (excludes depreciation and amortization)	434,581	424,562	2.4%	860,149	841,443	2.2%
Corporate expenses (excludes depreciation and amortization)	87,650	80,295	9.2%	165,529	157,717	5.0%
Depreciation and amortization	162,144	168,394	(3.7)%	317,600	338,847	(6.3)%
Other operating income (expense), net	(64,190)	100,754		220,273	91,780
Operating income	252,721	412,199	(38.7)%	673,415	505,341	33.3%
Interest expense	465,991	452,957		929,941	894,728
Equity in earnings (loss) of nonconsolidated affiliates	(1,610)	(690)		(2,043)	(359)
Loss on extinguishment of debt	—	—		—	(2,201)
Other income (expense), net	(34,019)	16,211		(39,731)	36,681
Loss before income taxes	(248,899)	(25,237)		(298,300)	(355,266)
Income tax expense	(27,137)	(22,077)		(36,630)	(78,682)
Consolidated net loss	(276,036)	(47,314)		(334,930)	(433,948)
Less amount attributable to noncontrolling interest	2,858	7,152		32,479	5,484
Net loss attributable to the Company	$(278,894)	$(54,466)		$(367,409)	$(439,432)
Consolidated Revenue
Consolidated revenue increased $18.7 million during the three months ended June 30, 2016 compared to the same period of 2015. Excluding the $6.2 million impact from movements in foreign exchange rates, consolidated revenue increased $24.9 million during the three months ended June 30, 2016 compared to the same period of 2015. Revenue growth generated by our iHM business and our International outdoor business was partially offset by lower revenue generated by our Americas outdoor business as a result of the first quarter 2016 sale of nine non-strategic U.S. outdoor markets which generated $27.1 million in revenue in the second quarter of 2015.
Consolidated revenue increased $37.6 million during the six months ended June 30, 2016 compared to the same period of 2015. Excluding the $21.3 million impact from movements in foreign exchange rates, consolidated revenue increased $58.9 million during the six months ended June 30, 2016 compared to the same period of 2015. Revenue growth generated by our iHM business and our International outdoor business was partially offset by lower revenue generated by our Americas outdoor business as a result of the first quarter 2016 sale of nine non-strategic U.S. outdoor markets which generated $49.4 million in revenue in the six months ended June 30, 2015 compared to $2.5 million in the six months ended June 30, 2016.

Consolidated Direct Operating Expenses
Consolidated direct operating expenses increased $2.1 million during the three months ended June 30, 2016 compared to the same period of 2015. Excluding the $3.6 million impact from movements in foreign exchange rates, consolidated direct operating expenses increased $5.7 million during the three months ended June 30, 2016 compared to the same period of 2015. Higher direct operating expenses in our iHM business and our International Outdoor business, associated primarily with increases in related revenues, were partially offset by lower direct operating expenses in our Americas Outdoor business due to the decrease resulting from the sale of nine non-strategic U.S. outdoor markets in the first quarter of 2016.
Consolidated direct operating expenses decreased $7.2 million during the six months ended June 30, 2016 compared to the same period of 2015. Excluding the $14.0 million impact from movements in foreign exchange rates, consolidated direct operating expenses increased $6.8 million during the six months ended June 30, 2016 compared to the same period of 2015. Higher direct operating expenses in our iHM business and our International Outdoor business, associated primarily with increases in related revenues, were partially offset by lower direct operating expenses in our Americas Outdoor business primarily due to the decrease resulting from the sale of nine non-strategic U.S. outdoor markets in the first quarter of 2016.
Consolidated Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses increased $10.0 million during the three months ended June 30, 2016 compared to the same period of 2015. Excluding the $1.4 million impact from movements in foreign exchange rates, consolidated SG&A expenses increased $11.4 million during the three months ended June 30, 2016 compared to the same period of 2015. Higher SG&A expenses in each of our businesses were partially offset by a decrease in SG&A expenses resulting from the sale of nine non-strategic U.S. outdoor markets in the first quarter of 2016.
Consolidated SG&A expenses increased $18.7 million during the six months ended June 30, 2016 compared to the same period of 2015. Excluding the $5.2 million impact from movements in foreign exchange rates, consolidated SG&A expenses increased $23.9 million during the six months ended June 30, 2016 compared to the same period of 2015. Higher SG&A expenses in each of our businesses were partially offset by a decrease in SG&A expenses resulting from the sale of nine non-strategic U.S. outdoor markets in the first quarter of 2016.
Corporate Expenses
Corporate expenses increased $7.4 million during the three months ended June 30, 2016 compared to the same period of 2015 primarily due to higher expenses related to variable compensation plans, higher employee health benefits costs and higher professional fees related to litigation regarding our debt. Excluding the $0.5 million impact from movements in foreign exchange rates, corporate expenses increased $7.9 million during the three months ended June 30, 2016 compared to the same period of 2015.
Corporate expenses increased $7.8 million during the six months ended June 30, 2016 compared to the same period of 2015 primarily resulting from higher employee benefit costs and higher expenses related to variable compensation plans, as well as higher professional fees related to litigation regarding our debt. Excluding the $0.9 million impact from movements in foreign exchange rates, corporate expenses increased $8.7 million during the six months ended June 30, 2016 compared to the same period of 2015.
Strategic Revenue and Efficiency Initiatives
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
Strategic revenue and efficiency costs were $6.9 million during the three months ended June 30, 2016. Of these expenses, $5.6 million was incurred by our iHM segment, $0.6 million was incurred by our Americas outdoor segment, $0.6 million was incurred by our International outdoor segment and $0.1 million was incurred by Corporate. Additionally, $2.3 million of these costs are reported within direct operating expenses, $4.5 million are reported within SG&A and $0.1 million are reported within corporate expenses.
Strategic revenue and efficiency costs were $7.0 million during the three months ended June 30, 2015. Of these expenses, $1.6 million was incurred by our iHM segment, $0.5 million was incurred by our Americas outdoor segment, $1.2 million was incurred by our International outdoor segment, $0.5 million was incurred by our Other segment and $3.2 million was incurred by

Corporate. Additionally, $2.0 million of these costs are reported within direct operating expenses, $1.8 million are reported within SG&A and $3.2 million are reported within corporate expenses.
Strategic revenue and efficiency costs were $13.5 million during the six months ended June 30, 2016. Of these expenses, $9.2 million was incurred by our iHM segment, $1.7 million was incurred by our Americas outdoor segment, $1.5 million was incurred by our International outdoor segment, $0.3 million was incurred by our Other category and $0.8 million was incurred by Corporate. Additionally, $5.1 million of these costs are reported within direct operating expenses, $7.5 million are reported within SG&A and $0.9 million are reported within corporate expense.
Strategic revenue and efficiency costs were $17.1 million during the six months ended June 30, 2015. Of these expenses, $3.5 million was incurred by our iHM segment, $1.0 million was incurred by our Americas outdoor segment, $1.9 million was incurred by our International outdoor segment, $3.3 million was incurred by our Other segment and $7.4 million was incurred by Corporate. Additionally, $3.1 million of these costs are reported within direct operating expenses, $6.6 million are reported within SG&A and $7.4 million are reported within corporate expense.
Depreciation and Amortization
Depreciation and amortization decreased $6.3 million and $21.2 million during the three and six months ended June 30, 2016, respectively, compared to the same periods of 2015. The decrease was primarily due to assets becoming fully depreciated or fully amortized and the disposal of assets, including the sales of the broadcast communication towers in the second quarter of 2015 and the sales of nine non-strategic U.S. outdoor markets in the first quarter of 2016. Depreciation and amortization decreased $0.8 million and $2.5 million for the three and six months ended June 30, 2016, respectively, as a result of movements in foreign exchange rates.
Other Operating Income (Expense), Net
Other operating expense was $64.2 million for the three months ended June 30, 2016 which primarily related to net losses on the sale of operating assets including the sale of our Turkey outdoor market, resulting in a net loss of $56.6 million which includes cumulative translation adjustments of $32.2 million. Other operating income was $220.3 million for the six months ended June 30, 2016 which primarily related to the sale of nine non-strategic outdoor markets in the first quarter of 2016, partially offset by the sale of Turkey in the second quarter of 2016. In the first quarter of 2016, Americas outdoor sold nine non-strategic outdoor markets including Cleveland and Columbus, Ohio, Des Moines, Iowa, Ft. Smith, Arkansas, Memphis, Tennessee, Portland, Oregon, Reno, Nevada, Seattle, Washington and Wichita, Kansas for net proceeds of $594.0 million in cash and certain advertising assets in Florida. The Company recognized a net gain on these sales of $280.0 million.
Other operating income was $100.8 million and $91.8 million for the three and six months ended June 30, 2015, respectively, which primarily related to the sale and subsequent leaseback of radio towers.
Interest Expense
Interest expense increased $13.0 million and $35.2 million during the three and six months ended June 30, 2016, respectively, compared to the same periods of 2015, due to higher interest rates on floating rate loans and new debt issuances.
Loss on Extinguishment of Debt
During the first quarter of 2015, we prepaid certain of our term loan facilities due 2016. In connection with this prepayment, we recognized a loss of $2.2 million.
Other Income (Expense), net
Other expense, net was $34.0 million and $39.7 million for the three and six months ended June 30, 2016, respectively, which relates primarily to net foreign exchange losses recognized in connection with intercompany notes denominated in foreign currencies, particularly Euro-denominated notes payable by one of our UK subsidiaries.
Other income, net was $16.2 million and $36.7 million for the three and six months ended June 30, 2015, respectively, which primarily related to net foreign exchange gains recognized in connection with intercompany notes denominated in foreign currencies.
Income Tax Expense
The effective tax rates for the three and six months ended June 30, 2016 were (10.9)% and (12.3)%, respectively. The effective tax rates for the three and six months ended June 30, 2015 were (87.5)% and (22.2)%, respectively. The effective tax rates were primarily impacted by the valuation allowance recorded against deferred tax assets originating in the period from net operating losses in U.S. federal, state and certain foreign jurisdictions.
iHM Results of Operations
Our iHM operating results were as follows:

(In thousands)	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2016	2015		2016	2015
Revenue	$867,914	$840,701	3.2%	$1,606,800	$1,538,502	4.4%
Direct operating expenses	250,367	241,826	3.5%	474,429	455,655	4.1%
SG&A expenses	271,719	266,225	2.1%	543,732	527,305	3.1%
Depreciation and amortization	62,998	59,566	5.8%	121,815	120,301	1.3%
Operating income	$282,830	$273,084	3.6%	$466,824	$435,241	7.3%
Three Months
iHM revenue increased $27.2 million during the three months ended June 30, 2016 compared to the same period of 2015. Growth in broadcast radio and digital advertising was driven primarily by our events, including the timing of our iHeartRadio Music Awards show, our traffic and weather business and the impact of trade and barter and political advertising revenues. Revenue also increased in our syndication business driven by growth in our news/talk format. Trade and barter includes the impact of marketing partnerships with our advertisers on events, as well as revenue recognized in connection with advertising provided during the quarter in connection with investments made in the fourth quarter of 2015 in certain non-public companies.
iHM direct operating expenses increased $8.5 million during the three months ended June 30, 2016 compared to the same period of 2015 primarily due to higher content and programming costs related to increased revenues. iHM SG&A expenses increased $5.5 million during the three months ended June 30, 2016 compared to the same period of 2015 primarily due to variable compensation, investments in national and digital sales capabilities and higher spending on strategic revenue and efficiency initiatives.
Six Months
iHM revenue increased $68.3 million during the six months ended June 30, 2016 compared to the same period of 2015. Growth in broadcast radio and digital advertising was driven primarily by our events, including the timing of our iHeartRadio Music Awards show, our traffic and weather business and the impact of trade and barter and political advertising revenues. Revenue also increased in our syndication business driven by growth in our news/talk format. Trade and barter includes the impact of marketing partnerships with our advertisers on events, as well as revenue recognized in connection with advertising provided during the period in connection with investments made in the fourth quarter of 2015 in certain non-public companies.
iHM direct operating expenses increased $18.8 million during the six months ended June 30, 2016 compared to the same period of 2015 primarily due to content and programming costs related to our broadcast, digital and events, higher lease expense as a result of the sale and subsequent leaseback of broadcast communications tower sites in the second quarter of 2015 and higher spending on strategic revenue and efficiency initiatives. iHM SG&A expenses increased $16.4 million during the six months ended June 30, 2016 compared to the same period of 2015 primarily due to variable compensation, investments in national and digital sales capabilities, higher barter and trade expenses, higher spending on strategic revenue and efficiency initiatives and higher variable compensation related to higher revenue.

Americas Outdoor Advertising Results of Operations
Our Americas outdoor operating results were as follows:

(In thousands)	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2016	2015		2016	2015
Revenue	$325,533	$341,286	(4.6)%	$608,061	$637,149	(4.6)%
Direct operating expenses	140,038	149,712	(6.5)%	278,050	295,946	(6.0)%
SG&A expenses	57,831	57,346	0.8%	113,160	112,983	0.2%
Depreciation and amortization	47,525	51,113	(7.0)%	93,641	101,453	(7.7)%
Operating income	$80,139	$83,115	(3.6)%	$123,210	$126,767	(2.8)%

Three Months
Americas outdoor revenue decreased $15.8 million during the three months ended June 30, 2016 compared to the same period of 2015. Excluding the $3.0 million impact from movements in foreign exchange rates, Americas outdoor revenue decreased $12.8 million during the three months ended June 30, 2016 compared to the same period of 2015. In the first quarter of 2016, we sold nine non-strategic U.S. markets which generated revenues of $27.1 million in the second quarter of 2015. The decrease in revenue resulting from these sales was partially offset by increased revenues from digital billboards as a result of new deployments and higher occupancy on existing digital billboards, as well as new airport contracts and higher revenues from print bulletins.
Americas outdoor direct operating expenses decreased $9.7 million during the three months ended June 30, 2016 compared to the same period of 2015. Excluding the $1.5 million impact from movements in foreign exchange rates, Americas outdoor direct operating expenses decreased $8.2 million during the three months ended June 30, 2016 compared to the same period of 2015. The sale of non-strategic U.S. markets resulted in a $9.2 million decrease in direct operating expenses. This decrease was partially offset by higher variable site lease expenses related to new airport contracts and an increase in revenues from the remaining markets. Americas outdoor SG&A expenses increased $0.5 million during the three months ended June 30, 2016 compared to the same period of 2015. Excluding the $0.8 million impact from movements in foreign exchange rates, Americas outdoor SG&A expenses increased $1.3 million during the three months ended June 30, 2016 compared to the same period of 2015. Higher variable compensation expense related to higher revenue and higher property taxes were partially offset by a $5.3 million decrease in SG&A expenses resulting from the sale of the nine non-strategic markets in the first quarter of 2016.
Six Months
Americas outdoor revenue decreased $29.1 million during the six months ended June 30, 2016 compared to the same period of 2015. Excluding the $8.0 million impact from movements in foreign exchange rates, Americas outdoor revenue decreased $21.1 million during the six months ended June 30, 2016 compared to the same period of 2015. The decrease in revenue is primarily due to the $46.9 million impact of the sale of nine non-strategic U.S. markets in the first quarter of 2016. The decrease in revenue resulting from these sales was partially offset by increased revenues from digital billboards as a result of new deployments and higher occupancy on existing digital billboards, as well as higher revenues from print bulletins and new airport contracts.
Americas outdoor direct operating expenses decreased $17.9 million during the six months ended June 30, 2016 compared to the same period of 2015. Excluding the $4.2 million impact from movements in foreign exchange rates, Americas outdoor direct operating expenses decreased $13.7 million during the six months ended June 30, 2016 compared to the same period of 2015. The decrease in direct operating expenses was primarily driven by a $16.9 million decrease in direct operating expenses resulting from the sale of the nine non-strategic markets in the first quarter of 2016, partially offset by higher variable site lease expenses related to the increase in revenues from remaining markets. Americas outdoor SG&A expenses increased $0.2 million during the six months ended June 30, 2016 compared to the same period of 2015. Excluding the $2.1 million impact from movements in foreign exchange rates, Americas outdoor SG&A expenses increased $2.3 million during the six months ended June 30, 2016 compared to the same period of 2015. This increase was primarily due to higher variable compensation expense related to higher revenues, higher property taxes expense and higher research and development costs, partially offset by a $9.8 million decrease in SG&A expenses resulting from the sale of the nine non-strategic U.S. markets in the first quarter of 2016.

International Outdoor Advertising Results of Operations
Our International outdoor operating results were as follows:

(In thousands)	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2016	2015		2016	2015
Revenue	$386,613	$381,533	1.3%	$694,806	$700,713	(0.8)%
Direct operating expenses	226,023	222,630	1.5%	431,705	439,367	(1.7)%
SG&A expenses	77,736	75,176	3.4%	149,208	146,669	1.7%
Depreciation and amortization	38,177	40,956	(6.8)%	76,057	83,397	(8.8)%
Operating income	$44,677	$42,771	4.5%	$37,836	$31,280	21.0%
Three Months
International outdoor revenue increased $5.1 million during the three months ended June 30, 2016 compared to the same period of 2015. Excluding the $3.2 million impact from movements in foreign exchange rates, International outdoor revenue increased $8.3 million during the three months ended June 30, 2016 compared to the same period of 2015. The increase in revenue was primarily driven by revenue growth from new digital assets in Australia and new contracts and higher occupancy across several countries including France and China, partially offset by lower revenue in the United Kingdom, as a result of the London bus shelter contract not being renewed.
International outdoor direct operating expenses increased $3.4 million during the three months ended June 30, 2016 compared to the same period of 2015. Excluding the $2.1 million impact from movements in foreign exchange rates, International outdoor direct operating expenses increased $5.5 million during the three months ended June 30, 2016 compared to the same period of 2015. The increase in direct operating expenses was primarily as a result of higher site lease and production expenses in countries experiencing revenue growth, partially offset by lower site lease expense due to lower revenue in the United Kingdom as a result of the London bus shelter contract not being renewed. International outdoor SG&A expenses increased $2.5 million during the three months ended June 30, 2016 compared to the same period of 2015. Excluding the $0.6 million impact from movements in foreign exchange rates, International outdoor SG&A expenses increased $3.1 million during the three months ended June 30, 2016 compared to the same period of 2015. The increase in SG&A expenses was primarily due to higher office expenses in China and the United Kingdom.
Six Months
International outdoor revenue decreased $5.9 million during the six months ended June 30, 2016 compared to the same period of 2015. Excluding the $13.3 million impact from movements in foreign exchange rates, International outdoor revenue increased $7.4 million during the six months ended June 30, 2016 compared to the same period of 2015. The decrease in revenue due to movements in foreign exchange rates was partially offset primarily by revenue growth from new digital assets in Australia and new contracts and higher occupancy across several countries including France and China, partially offset by lower revenue in the United Kingdom as a result of the London bus shelter contract not being renewed, and decreases in Switzerland.
International outdoor direct operating expenses decreased $7.6 million during the six months ended June 30, 2016 compared to the same period of 2015. Excluding the $9.8 million impact from movements in foreign exchange rates, International outdoor direct operating expenses increased $2.2 million during the six months ended June 30, 2016 compared to the same period of 2015. The increase was primarily a result of higher site lease and production expenses in countries experiencing revenue growth, partially offset by lower rent expense due to lower revenue in the United Kingdom as a result of the London bus shelter contract not being renewed. International outdoor SG&A expenses increased $2.5 million during the six months ended June 30, 2016 compared to the same period of 2015. Excluding the $3.1 million impact from movements in foreign exchange rates, International outdoor SG&A expenses increased $5.6 million during the six months ended June 30, 2016 compared to the same period of 2015. The increase in SG&A expenses was primarily due to higher sales force and office renovation costs in China, Australia and the United Kingdom.

Reconciliation of Segment Operating Income to Consolidated Operating Income

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
iHM	$282,830	$273,084	$466,824	$435,241
Americas outdoor	80,139	83,115	123,210	126,767
International outdoor	44,677	42,771	37,836	31,280
Other	5,649	3,380	8,562	(786)
Other operating income, net	(64,190)	100,754	220,273	91,780
Corporate expense (1)	(96,384)	(90,905)	(183,290)	(178,941)
Consolidated operating income	$252,721	$412,199	$673,415	$505,341

(1)	Corporate expenses include expenses related to iHM, Americas outdoor, International outdoor and our Other category, as well as overall executive, administrative and support functions.
Share-Based Compensation Expense
We do not have any compensation plans under which we grant stock awards to employees. Certain employees receive equity awards from Parent's and CCOH’s equity incentive plans.
Share-based compensation expenses are recorded in corporate expenses and were $3.8 million and $2.4 million for the three months ended June 30, 2016 and 2015, respectively, and $6.9 million and $4.9 million for the six months ended June 30, 2016 and 2015, respectively.
As of June 30, 2016, there was $27.6 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately four years.  In addition, as of June 30, 2016, there was $26.5 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the six months ended June 30, 2016 and 2015, respectively:

(In thousands)	Six Months Ended June 30,
	2016	2015
Cash provided by (used for):
Operating activities	$(181,650)	$(239,606)
Investing activities	$436,860	$236,375
Financing activities	$(76,313)	$(62,044)
Operating Activities
Cash used for operating activities was $181.7 million during the six months ended June 30, 2016 compared to $239.6 million of cash used during the six months ended June 30, 2015.  The decrease in cash used for operating activities is primarily attributed to changes in working capital balances, particularly accounts receivable, which was driven primarily by improved collections, partially offset by an increase of $65.3 million of cash interest payments in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Cash paid for interest during the six months ended June 30, 2016 was $873.7 million as compared to $808.4 million paid during the six months ended June 30, 2015.
Investing Activities
Cash provided by investing activities of $436.9 million during the six months ended June 30, 2016 reflected net cash proceeds from the sale of nine non-strategic outdoor markets including Cleveland and Columbus, Ohio, Des Moines, Iowa, Ft.

Smith, Arkansas, Memphis, Tennessee, Portland, Oregon, Reno, Nevada, Seattle, Washington and Wichita, Kansas of $594.0 million in cash and certain advertising assets in Florida. Those sale proceeds were partially offset by $123.7 million used for capital expenditures. We spent $23.1 million for capital expenditures in our iHM segment primarily related to leasehold improvements and IT infrastructure, $28.7 million in our Americas outdoor segment primarily related to the construction of new advertising structures, such as digital displays, $66.7 million in our International outdoor segment primarily related to billboard and street furniture advertising structures, $1.2 million in our Other category and $4.0 million in Corporate primarily related to equipment and software purchases.
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

Financing Activities
Cash used for financing activities of $76.3 million during the six months ended June 30, 2016 primarily resulted from dividends paid to non-controlling interests, which represents the portion of the dividends paid by CCOH in January 2016 and February 2016 to parties other than our subsidiaries that own CCOH common stock.
Cash used for financing activities of $62.0 million during the six months ended June 30, 2015 primarily resulted from the $42.6 million purchase of CCOH’s Class A common stock and the net effect of the proceeds from the issuance of $950.0 million of 10.625% Priority Guarantee Notes due 2023 and the use of the net proceeds primarily to prepay at par $916.1 million of the loans outstanding under our Term Loan B facility and $15.2 million of the loans outstanding under our Term Loan C facility.
Anticipated Cash Requirements
Our primary sources of liquidity are cash on hand, cash flow from operations, borrowing capacity under our domestic receivables based credit facility, subject to certain limitations contained in our material financing agreements and cash from liquidity-generating transactions. As of June 30, 2016, we had $951.9 million of cash on our balance sheet, including $439.5 million of cash held by our subsidiary, CCOH, a portion of which is held by non-wholly owned subsidiaries or is otherwise reserved for use for CCOH operations.  $156.5 million of our cash is held outside the U.S. It is our policy to permanently reinvest the earnings of our non-U.S. subsidiaries as these earnings are generally redeployed in those jurisdictions for operating needs and continued functioning of their businesses.  We have the ability and intent to indefinitely reinvest the undistributed earnings of consolidated subsidiaries based outside of the United States.  If any excess cash held by our foreign subsidiaries were needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes.  This is a result of significant deficits, as calculated for tax law purposes, in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.  As of June 30, 2016, we had a borrowing base of $434.8 million under our receivables based credit facility, had $230.0 million of outstanding borrowings and had $44.3 million of outstanding letters of credit, resulting in $160.5 million of excess availability.  However, any incremental borrowings under our receivables based credit facility may be further limited by the terms contained in our material financing agreements.
In recent quarters we have relied, and we intend to continue to rely, on liquidity-generating transactions as a source of liquidity to fund working capital needs, interest payment obligations and other general corporate purposes. As described under “CCOH Dividends” below, in the first quarter of 2016, we received $196.3 million as a dividend from CCOH funded with the proceeds of the issuance of 8.75% Senior Notes due 2020 by Clear Channel International B.V. (“CCIBV”), an indirect subsidiary of the Company and of CCOH, and $486.5 million as a dividend from CCOH ($186.5 million net of our concurrent repayment of the Revolving Promissory Note) funded with the proceeds of a $300.0 million repayment under the Revolving Promissory note and the sale of CCOH's outdoor business in nine non-strategic outdoor markets.  These transactions improved our liquidity position, but our annual cash interest payment obligations increased as a result of the CCIBV note issuance. We are currently exploring, and expect to continue to explore, a variety of other transactions to provide us with additional liquidity. We cannot assure you that we will enter into or consummate any such liquidity-generating transactions, or that such transactions will provide sufficient cash to satisfy our liquidity needs, and any such transactions, if consummated, could adversely affect us in other ways. Future liquidity-generating transactions could have the effect of further increasing our annual cash interest payment obligations, reducing our cash flow from operations or reducing cash available for capital expenditures and other business initiatives.
Our primary uses of liquidity are to fund our working capital, debt service, capital expenditures and other obligations.  Our ability to fund our working capital, debt service, capital expenditures and other obligations and investments, and to comply with the financial covenants under our financing agreements, depends on our future operating performance, cash flows from operations and our ability to continue to refinance our debt obligations and generate cash from additional liquidity-generating transactions, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond our control.  At June 30, 2016, we had debt maturities totaling $199.2 million, $244.0 million and $943.3 million in 2016, 2017 and 2018, respectively.  A significant amount of our cash requirements are for debt service obligations.  We anticipate having approximately $1.8 billion of cash interest payment obligations in 2016, compared to $1.7 billion of cash interest payments in 2015.  Our significant interest payment obligations reduce our financial flexibility, make us more vulnerable to changes in operating performance and economic downturns generally, reduce our liquidity over time and could negatively affect our ability to obtain additional financing in the future.  Our ability to service our outstanding debt will depend on our ability to improve our operating performance, address our significant annual cash interest obligations and continue to generate liquidity through liquidity-generating transactions.
If our future operating performance does not meet our expectations, we do not generate sufficient cash through liquidity-generating transactions, or our plans materially change in an adverse manner or prove to be materially inaccurate, we may not be able to service our outstanding debt as currently contemplated.  Our ability to refinance our outstanding debt in advance of or at the time of upcoming maturities will depend on the conditions of the capital markets and our financial condition at the time.  There can be no assurance that refinancing alternatives will be available on terms acceptable to us or at all. Even if refinancing alternatives are available to us, we may not find them suitable or at comparable interest rates to the indebtedness being refinanced, and our annual cash interest payment obligations could increase further.  In addition, the terms of our existing or future debt agreements may restrict us from securing a refinancing on terms that are available to us at that time.  If we are unable to continue to obtain sources of refinancing or generate sufficient cash through liquidity-generating transactions, we could face substantial liquidity problems, which could have a material adverse effect on our financial condition and on our ability to meet our obligations. We have recently engaged in discussions with some of the holders of our secured indebtedness regarding proposed modifications to the terms of that indebtedness, but those discussions have not resulted in any agreements.
On July 15, 2016, Broader Media, LLC, our indirect wholly-owned subsidiary, repurchased approximately $383.0 million aggregate principal amount of our 10.0% Senior Notes due 2018 for an aggregate purchase price of approximately $222.2 million. The repurchase effectively reduces the principal amount of our debt maturing in 2018 by $383.0 million and our consolidated annual cash interest obligations by $38.3 million, because principal and interest payments made to our wholly-owned subsidiary are eliminated in consolidation. We may make additional repurchases of our indebtedness in the future. In addition, we frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue acquisitions or dispositions, which could be material.  Our and our subsidiaries’ significant amount of indebtedness may limit our ability to pursue acquisitions or dispositions.  The terms of our existing or future debt agreements may also restrict our ability to engage in these transactions.
Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flow from operations, borrowing capacity under our receivables based credit facility and cash from other liquidity-generating transactions will enable us to meet our working capital, debt service, capital expenditure and other funding requirements for at least the next 12 months.  Significant assumptions underlie this belief, including, among other things there will be no material adverse developments in our business, liquidity or capital requirements, that we will be able to consummate liquidity-generating transactions in a timely manner and on terms acceptable to us and that we can continue to implement our long-term business plans, which include promoting spending in our industries and capitalizing on our diverse geographic and product opportunities, including the continued investment in our media and entertainment initiatives and continued deployment of digital displays.  We cannot assure you this will be the case.  If our future cash flows from operations, financing sources and other liquidity-generating transactions are insufficient to service our debt or to fund our other liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell material assets, seek additional capital or refinance our and our subsidiaries’ debt.  We cannot assure you that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all.
We were in compliance with the covenants contained in our material financing agreements as of June 30, 2016, including the maximum consolidated senior secured net debt to consolidated EBITDA limitation contained in our senior secured credit facilities. However, our future results are subject to significant uncertainty and there can be no assurance that we will be able to maintain compliance with these covenants.  Our ability to comply with these covenants in the future may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any covenants set forth in our financing agreements would result in a default thereunder. An event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, the lenders under the receivables based credit facility under our senior secured credit facilities would have the option to terminate their commitments to make further extensions of credit thereunder. If we are unable to repay our obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility. In addition, a default or acceleration under any of our material financing agreements could cause a default under other of our obligations that are subject to cross-default and cross-acceleration provisions. The threshold amount for a cross-default under the senior secured credit facilities is $100.0 million.
Sources of Capital
As of June 30, 2016 and December 31, 2015, we had the following debt outstanding, net of cash and cash equivalents:

(In millions)	June 30, 2016	December 31, 2015
Senior Secured Credit Facilities:
Term Loan D Facility Due 2019	5,000.0	5,000.0
Term Loan E Facility Due 2019	1,300.0	1,300.0
Receivables Based Credit Facility Due 2017 (1)	230.0	230.0
9.0% Priority Guarantee Notes Due 2019	1,999.8	1,999.8
9.0% Priority Guarantee Notes Due 2021	1,750.0	1,750.0
11.25% Priority Guarantee Notes Due 2021	575.0	575.0
9.0% Priority Guarantee Notes Due 2022	1,000.0	1,000.0
10.625% Priority Guarantee Notes Due 2023	950.0	950.0
Subsidiary Revolving Credit Facility due 2018(2)	—	—
Other secured subsidiary debt	24.6	25.2
Total secured debt	12,829.4	12,830.0

14.0% Senior Notes Due 2021	1,712.0	1,695.1
Legacy Notes:
5.5% Senior Notes Due 2016	192.9	192.9
6.875% Senior Notes Due 2018	175.0	175.0
7.25% Senior Notes Due 2027	300.0	300.0
10.0% Senior Notes Due 2018(3)	730.0	730.0
Subsidiary Senior Notes:
6.5% Series A Senior Notes Due 2022	735.8	735.8
6.5% Series B Senior Notes Due 2022	1,989.2	1,989.2
Subsidiary Senior Subordinated Notes:
7.625% Series A Senior Notes Due 2020	275.0	275.0
7.625% Series B Senior Notes Due 2020	1,925.0	1,925.0
Subsidiary 8.75% Senior Notes due 2020	225.0	225.0
Other subsidiary debt	13.6	0.2
Purchase accounting adjustments and original issue discount	(186.4)	(204.6)
Long-term debt fees	(131.8)	(148.0)
Total debt	20,784.7	20,720.6
Less: Cash and cash equivalents	951.9	772.7
	$19,832.8	$19,947.9

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

(3)
On July 15, 2016, Broader Media, LLC, our indirect wholly-owned subsidiary, repurchased approximately $383.0 million aggregate principal amount of our 10.0% Senior Notes due 2018 for an aggregate purchase price of approximately $222.2 million.

Our subsidiaries have from time to time repurchased certain other debt obligations of ours and equity securities of Parent and CCOH, and may in the future, as part of various financing and investment strategies, purchase additional outstanding indebtedness of ours or our subsidiaries or equity securities of Parent and CCOH, in tender offers, open market purchases, privately negotiated transactions or otherwise. We or our subsidiaries may also sell certain assets, securities or properties. These purchases or sales, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations. These transactions could also require or result in amendments to the agreements governing outstanding debt obligations or changes in our leverage or other financial ratios, which could have a material positive or negative impact on our ability to comply with the covenants contained in our debt agreements. These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Senior Secured Credit Facilities
The senior secured credit facilities require us to comply on a quarterly basis with a financial covenant limiting the ratio of consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA (as defined by our senior secured credit facilities) for the preceding four quarters. Our secured debt consists of the senior secured credit facilities, the receivables based credit facility, the priority guarantee notes and certain other secured subsidiary debt.  As required by the definition of consolidated EBITDA in our senior secured credit facilities, our consolidated EBITDA for the preceding four quarters of $1.8 billion is calculated as operating income (loss) before depreciation, amortization, impairment charges and gains and losses on acquisitions and divestitures plus share-based compensation and is further adjusted for the following items: (i) costs incurred in connection with the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; (ii) extraordinary, non-recurring or unusual gains or losses or expenses and severance; (iii) non-cash charges; (iv) cash received from nonconsolidated affiliates; and (v) various other items.
The following table reflects a reconciliation of consolidated EBITDA (as defined by our senior secured credit facilities) to operating income and net cash provided by operating activities for the four quarters ended June 30, 2016:

Four Quarters Ended
(In Millions)	June 30, 2016
Consolidated EBITDA (as defined by our senior secured credit facilities)	$1,823.1
Less adjustments to consolidated EBITDA (as defined by our senior secured credit facilities):
Costs incurred in connection with the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities	(41.9)
Extraordinary, non-recurring or unusual gains or losses or expenses and severance (as referenced in the definition of consolidated EBITDA in our senior secured credit facilities)	(28.2)
Non-cash charges	(14.7)
Cash received from nonconsolidated affiliates
Other items	41.3
Less: Depreciation and amortization, Impairment charges, Gains and losses on acquisitions and divestitures and Share-based compensation expense	(462.1)
Operating income	1,317.5
Plus: Depreciation and amortization, Impairment charges, Gain (loss) on disposal of operating and fixed assets and Share-based compensation expense	458.2
Less: Interest expense	(1,840.7)
Less: Current income tax expense	(42.4)
Plus: Other income (expense), net	(62.8)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities (including Provision for doubtful accounts, Amortization of deferred financing charges and note discounts, net and Other reconciling items, net)	128.9
Change in assets and liabilities, net of assets acquired and liabilities assumed	22.0
Net cash used for operating activities	$(19.3)

The maximum ratio permitted under this financial covenant was 8.75:1 for the four quarters ended June 30, 2016.  As of June 30, 2016, our ratio was 6.6:1.
In addition, the senior secured credit facilities include negative covenants that, subject to significant exceptions, limit our ability and the ability of its restricted subsidiaries to, among other things:
•incur additional indebtedness;
•create liens on assets;
•engage in mergers, consolidations, liquidations and dissolutions;
•sell assets;
•pay dividends and distributions or repurchase our capital stock;
•make investments, loans, or advances;
•prepay certain junior indebtedness;
•engage in certain transactions with affiliates;
•amend material agreements governing certain junior indebtedness; and
•change lines of business.
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
Sale-Leasebacks
During the second and third quarters of 2015, Parent and certain of the Company's subsidiaries entered into sale-leaseback arrangements, in which the Company's subsidiaries sold 376 of its broadcast communication tower sites and related assets for $369.9 million.  Simultaneous with the sales, Parent entered into lease agreements for the continued use of space on 367 of the towers sold.
On January 15, 2016, Parent and certain of our subsidiaries completed the final closing for the sale of six of the Company's broadcast communication tower sites and related assets for approximately $5.5 million. Simultaneous with the sales, the Company entered into lease agreements for the continued use of tower space. The leases entered into as a part of these transactions are for a term of fifteen years and include three optional five-year renewal periods.
Disposals
In the first quarter of 2016, Americas outdoor sold nine non-strategic outdoor markets including Cleveland and Columbus, Ohio, Des Moines, Iowa, Ft. Smith, Arkansas, Memphis, Tennessee, Portland, Oregon, Reno, Nevada, Seattle, Washington and Wichita, Kansas for net proceeds of $594.0 million in cash and certain advertising assets in Florida.
In the second quarter of 2016, International outdoor sold its business in Turkey. As a result, we recognized a net loss of $56.6 million, which includes $32.2 million in cumulative translation adjustments that were recognized upon sale of the subsidiaries in Turkey.

Uses of Capital
Debt Repayments, Maturities and Other
On July 15, 2016, Broader Media, LLC, our indirect wholly-owned subsidiary, repurchased approximately $383.0 million aggregate principal amount of our 10.0% Senior Notes due 2018 for an aggregate purchase price of approximately $222.2 million.
On February 26, 2015, we prepaid at par $916.1 million of loans outstanding under our Term Loan B facility and $15.2 million of loans outstanding under our Term Loan C asset sale facility, using a portion of the net proceeds of the 10.625% Priority Guarantee Notes due 2023 issued on such date.
Certain Relationships with the Sponsors
We are party to a management agreement with certain affiliates of the Sponsors and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018.  These arrangements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses.  For the three months ended June 30, 2016 and 2015, we recognized management fees and reimbursable expenses of $3.8 million and $3.9 million, respectively. For the six months ended June 30, 2016 and 2015, we recognized management fees and reimbursable expenses of $7.6 million and $7.8 million, respectively.
CCOH Dividends
In connection with the cash management arrangements for CCOH, we maintain an intercompany revolving promissory note payable by us to CCOH (the “Note”), which consists of the net activities resulting from day-to-day cash management services provided by us to CCOH.  As of June 30, 2016, the balance of the Note was $689.6 million, all of which is payable on demand.  The Note is eliminated in consolidation in our consolidated financial statements.
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
In the first quarter of 2016, CCOH sold its business in nine non-strategic Americas outdoor markets for a net purchase price of $594.0 million in cash and certain advertising assets in Florida (the “Outdoor Transactions”).  Following the completion of the Outdoor Transactions on February 4, 2016, the board of directors of CCOH made a demand for the repayment of $300.0 million outstanding on the Note and paid a special cash dividend in an aggregate amount of $540.0 million.  A portion of the proceeds of the Outdoor Transactions, together with the proceeds from the concurrent $300.0 million repayment of the Note, were used to fund the dividends.  We received $486.5 million of the dividend proceeds ($186.5 million net of our repayment of the Note) through three of our wholly-owned subsidiaries, and approximately $53.5 million was paid to the public stockholders of CCOH.
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
Interest Rate Risk
A significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. As of June 30, 2016, approximately 31% of our aggregate principal amount of long-term debt bears interest at floating rates. Assuming the current level of borrowings and assuming a 100% change in LIBOR, it is estimated that our interest expense for the six months ended June 30, 2016 would have changed by $14.4 million.
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
Foreign Currency Exchange Rate Risk
We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported net loss of $42.1 million and a net loss of $72.6 million for three and six months ended June 30, 2016, respectively.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net loss for the three months ended June 30, 2016 by $4.2 million and decreased our net loss for the six months ended June 30, 2016 by $7.3 million.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during the three and six months ended June 30, 2016 would have increased our net loss by a corresponding amount.
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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf.  Except for the historical information, this report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including, without limitation, our future operating and financial performance, our liquidity, our ability to comply with the covenants in the agreements governing our indebtedness and the availability of capital and the terms thereof.  Statements expressing expectations and projections with respect to future matters are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our future performance.  These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and performance.  There can be no assurance, however, that management’s expectations will necessarily come to pass.  Actual future events and performance may differ materially from the expectations reflected in our forward-looking statements.  We do not intend, nor do we undertake any duty, to update any forward-looking statements.
A wide range of factors could materially affect future developments and performance, including but not limited to:

•	the impact of our substantial indebtedness, including the effect of our leverage on our financial position and earnings;

•
our ability to generate sufficient cash from operations and other liquidity-generating transactions and our need to allocate significant amounts of our cash to make payments on our indebtedness, which in turn could reduce our financial flexibility and ability to fund other activities;

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
ITEM 4. CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016 at the reasonable assurance level.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Noteholder Litigation
On March 7, 2016, we initiated an action against, among others, certain holders of our senior secured indebtedness (the "Holders"), which was styled iHeartCommunications, Inc., f/k/a Clear Channel Communications, Inc. v. Benefit Street Partners LLC, et al., in the 285th Judicial District, Bexar County, Texas (the "Texas Court"), as Cause No. 2016 CI 04006 (the "Initial Texas Litigation"). The defendants included, among others, Benefit Street Partners LLC, and certain related entities, Canyon Capital Advisors LLC, D. E. Shaw Galvanic Portfolios, LLC, Franklin Advisers, Inc., Franklin Mutual Advisers, LLC, OZ Management LP and OZ Management II LP, and the indenture trustees under the Indentures (collectively, the "Defendants"). The Texas Litigation related to the contribution (the "Contribution") on December 3, 2015 of 100,000,000 shares of Class B common stock of CCOH (the "Shares"), from Clear Channel Holdings, Inc., one of our wholly-owned subsidiaries that is a "restricted subsidiary" under our various debt documents, to Broader Media, LLC, one of our wholly-owned subsidiaries that is an "unrestricted subsidiary" under our various debt documents. Certain of the Holders alleged that the Contribution violated certain covenants in certain of our priority guarantee note indentures and issued notices of default on March 7, 2016 (the "Notices of Default").
The Texas Court held a bench trial on the merits from May 16 through May 20, 2016. On May 24, 2016, the Texas Court signed the Final Judgment Granting Declaratory Judgment And Permanent Injunction (the "Final Judgment"), which, among other things, granted our amended petition seeking a declaratory judgment, finding that the Contribution did not violate the indentures governing the priority guarantee notes, and that we were not in default under those indentures as a result of the Contribution. The Texas Court further granted our request for a permanent injunction, permanently rescinded the Notices of Default, and enjoined the defendants from further issuing or threatening to issue Notices of Default as a result of the Contribution. On July 5, 2016, the Texas Court issued its findings of fact and conclusions of law and denied a motion by the Holders for reconsideration of the Final Judgment. The ruling is still subject to appeal, though none has been filed through August 2, 2016.
On July 26, 2016, we initiated an action against, among others, certain holders of the Company’s Priority Guarantee Notes (“PGNs”), which is styled iHeartCommunications, Inc., f/k/a Clear Channel Communications, Inc. v. Benefit Street Partners LLC, et al., in the 224th Judicial District, Bexar County, Texas, as Cause No. 2016 CI 12468 (the “Second Texas Litigation”). The defendants include, among others, Benefit Street Partners LLC and certain related entities, Canyon Capital Advisors LLC, D. E. Shaw Galvanic Portfolios, LLC, M.H. Davidson & Co., Davidson Kempner Partners, Davidson Kempner International, Ltd., Davidson Kempner Institutional Partners, L.P., Islington Partner, L.P., Bluejay Securities LLC, Franklin Mutual Advisers, LLC, Franklin Advisers, Inc., Taconic Opportunity Master Fund L.P., Taconic Master Fund 1.5 L.P., Watershed Capital Partners (Offshore) Master Fund, L.P. and certain related entities, Wingspan Investment Management, LP, OZ Management LP and OZ Management II LP, and the indenture trustees under the PGN Indentures (the “Indentures”).
On July 15, 2016, Broader Media, LLC repurchased an aggregate of approximately $383.0 million principal amount of our 10% Senior Notes due 2018 (the “2018 Notes”) for an aggregate purchase price of $222.2 million, and we, through one or more unrestricted subsidiaries, intend to acquire more of our outstanding indebtedness, through additional repurchases, exchange offers and other similar transactions. The Second Texas Litigation relates to defendants' actions in threatening to issue and then issuing notices of default against the Company challenging the Contribution without basis, as well as the defendants’ assertions that any repurchases of our debt by Broader Media, LLC would violate the Indentures. We are seeking, among other things, damages for the defendants’ tortious interference, economic duress, civil conspiracy and breach of the covenant of good faith and fair dealing. We are also seeking a declaratory judgment that the Indentures do not prevent Broader Media, LLC and other “unrestricted subsidiaries” from repurchasing our debt, that Broader Media, LLC’s repurchase of the 2018 Notes on July 15, 2016 did not violate the Indentures, and therefore that any repurchases of our debt by Broader Media, LLC provides no justification for the issuance of any new notices of default.
Stockholder Litigation
On May 9, 2016, a stockholder of CCOH filed a derivative lawsuit in the Court of Chancery of the State of Delaware, captioned GAMCO Asset Management Inc. v. iHeartMedia Inc. et al., C.A. No. 12312-VCS. The complaint names as defendants us, Parent, Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the "Sponsor Defendants"), our private equity sponsors and majority owners, and the members of CCOH's board of directors. CCOH also is named as a nominal defendant. The complaint alleges that the defendants have breached their fiduciary duties by causing CCOH to: (i) continue to loan cash to us under the intercompany note at below-market rates; (ii) abandon its growth and acquisition strategies in favor of transactions that would provide cash to Parent and us; (iii) issue new debt in the CCIBV note offering (the "CCIBV Note Offering") to provide cash to Parent and us through a dividend; and (iv) effect the sales of certain outdoor markets in the U.S. (the "Outdoor Asset Sales") to provide cash to Parent and us through a dividend. The complaint also alleges that we, Parent and the Sponsor Defendants aided and abetted the directors' breaches of their fiduciary duties. The complaint further alleges that we, Parent and the Sponsor Defendants were unjustly enriched as a result of these transactions and that these transactions constituted a waste of corporate assets for which the defendants are liable to CCOH. The plaintiff is seeking, among other things, a ruling that the defendants breached their fiduciary duties to CCOH and that we, Parent and the Sponsor Defendants aided and abetted the CCOH board of directors' breaches of fiduciary duty, rescission of payments made by CCOH to us and its affiliates pursuant to dividends declared in connection with the CCIBV Note Offering and Outdoor Asset Sales, and an order requiring we, Parent and the Sponsor Defendants to disgorge all profits they have received as a result of the alleged fiduciary misconduct.
On May 26, 2016, the plaintiff filed a motion seeking expedited discovery and an expedited trial on certain counts of its complaint. On June 27, 2016, the court denied the motion for an expedited trial and discovery, and on July 12, 2016, the parties stipulated to a schedule that would allow for a decision on the defendants' forthcoming motion to dismiss by mid-September and a trial, if necessary, beginning February 27, 2017. On July 20, 2016, the defendants filed a motion to dismiss.
ITEM 1A.  RISK FACTORS
Except as set forth below, there have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. The following risk factor updates and amends certain of the “Risks Related to Our Business” included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Our financial performance may be adversely affected by many factors beyond our control
Certain factors that could adversely affect our financial performance by, among other things, decreasing overall revenues, the numbers of advertising customers, advertising fees or profit margins include:

▪	unfavorable fluctuations in operating costs, which we may be unwilling or unable to pass through to our customers;

▪
our inability to successfully adopt or are late in adopting technological changes and innovations that offer more attractive advertising alternatives than what we offer, which could result in a loss of advertising customers or lower advertising rates, which could have a material adverse effect on our operating results and financial performance;

▪
unfavorable shifts in population and other demographics, which may cause us to lose advertising customers as people migrate to markets where we have a smaller presence or which may cause advertisers to be willing to pay less in advertising fees if the general population shifts into a less desirable age or geographical demographic from an advertising perspective;

▪	adverse political effects and acts or threats of terrorism or military conflicts; and

▪	unfavorable changes in labor conditions, which may impair our ability to operate or require us to spend more to retain and attract key employees.
In addition, on June 23, 2016, the United Kingdom (the “U.K.”) held a referendum in which voters approved an exit from the European Union (the “E.U.”), commonly referred to as “Brexit”. International outdoor is currently headquartered in the U.K. and we transact business in many key European markets.  The announcement of Brexit caused the British pound currency rate to weaken against the U.S. dollar.  Further, Brexit may create global economic uncertainty, which may cause our customers to closely monitor their costs and reduce the amount they spend on advertising.  Any of these effects of Brexit, among others, could adversely affect our business, financial condition, operating results and cash flows.
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
____________
*    Filed herewith.
**    Furnished herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IHEARTCOMMUNICATIONS, INC.

August 4, 2016
/s/ SCOTT D. HAMILTON
Scott D. Hamilton
Senior Vice President, Chief Accounting Officer and Assistant Secretary