Form 10-K/A
period 2016-12-31
iHeartCommunications, Inc.
filed 2017-03-10
CIK 739708

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
DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note

This Amendment No. 1 to iHeartCommunications Inc.’s Annual Report on Form 10−K for the year ended December 31, 2016, is being filed to remove an extraneous table from the bottom of the Consolidated Statements of Comprehensive Loss which was included as a result of an administrative error. This Amendment No. 1 speaks as of the original filing date of the Form 10−K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any other disclosures made in the original Form 10−K.

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

4.23***
Second Supplemental Indenture, dated as of November 28, 2016, to Indenture dated as of February 23, 2011, among certain subsidiary guarantors named therein, Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as collateral agent, paying agent, registrar, authentication agent and transfer agent.

4.24***
First Supplemental Indenture, dated as of November 28, 2016, to Indenture dated as of October 25, 2012, among certain subsidiary guarantors named therein, U.S. Bank National Association, as trustee, paying agent, registrar, and transfer agent and Deutsche Bank Trust Company Americas, as collateral agent.

4.25***
First Supplemental Indenture, dated as of November 28, 2016, to Indenture dated as of February 28, 2013, among certain subsidiary guarantors named therein, U.S. Bank National Association, as trustee, paying agent, registrar, authentication agent and transfer agent and Deutsche Bank Trust Company Americas, as collateral agent.

4.26***
Second Supplemental Indenture, dated as of November 28, 2016, to Indenture dated as of September 10, 2014, among certain subsidiary guarantors named therein, U.S. Bank National Association, as trustee, paying agent, registrar, authentication agent and transfer agent and Deutsche Bank Trust Company Americas, as collateral agent.

4.27***
First Supplemental Indenture, dated as of November 28, 2016, to Indenture dated as of February 26, 2015, among certain subsidiary guarantors named therein, U.S. Bank National Association, as trustee, paying agent, registrar, authentication agent and transfer agent and Deutsche Bank Trust Company Americas, as collateral agent.

4.28***
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

10.87§	Form of Retention Bonus Agreement (Incorporated by reference to Exhibit 10.87 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2016).
10.88§	iHeartMedia, Inc. 2017 Key Employee Incentive Plan (Incorporated by reference to Exhibit 10.88 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2016).
21***	Subsidiaries.
24***	Power of Attorney (included on signature page).
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
_________________
*              Filed herewith.
**           This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
***    Previously filed with the Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 23, 2017.
§             A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

ITEM 16.  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2017.
IHEARTCOMMUNICATIONS, INC.

By: /s/ Scott D. Hamilton
Scott D. Hamilton
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer) and Assistant Secretary
Power of Attorney
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
*_______________ Robert W. Pittman	Chairman and Chief Executive Officer (Principal Executive Officer) and Director	March 10, 2017
*_______________ Richard J. Bressler	President, Chief Operating Officer, Chief Financial Officer (Principal Financial Officer) and Director	March 10, 2017
/s/ Scott D. Hamilton Scott D. Hamilton	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer) and Assistant Secretary	March 10, 2017
*_______________ David C. Abrams	Director	March 10, 2017
*_______________ Irving L. Azoff	Director	March 10, 2017
*_______________ Jonathan Belitsos	Director	March 10, 2017
*_______________ Frederic F. Brace	Director	March 10, 2017
*_______________ James C. Carlisle	Director	March 10, 2017
*_______________ John P. Connaughton	Director	March 10, 2017
*_______________ Charles H. Cremens	Director	March 10, 2017
*_______________ Matthew J. Freeman	Director	March 10, 2017
*_______________ Laura Grattan	Director	March 10, 2017
*_______________ Blair E. Hendrix	Director	March 10, 2017
*_______________ Jonathon S. Jacobson	Director	March 10, 2017
*_______________ Scott M. Sperling	Director	March 10, 2017

*By:	/s/ Scott D. Hamilton
Scott D. Hamilton, Attorney-in-Fact